Form 10QSB
period 1996-03-31
RENTECH INC /CO/
filed 1996-05-14
CIK 868725

                      U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.   20549


                                    FORM 10-QSB



[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended March 31, 1996

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
        For the transition period from              to
                                       ------------    ------------
Commission File Number 0-19260



                                   RENTECH, INC.
                  (Name of small business issuer in its charter)


Colorado                                                         84-0957421
- - -------------------------------                            ----------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                           Identification No.)


                            1331 17th Street, Suite 720
                              Denver, Colorado  80202
                            -----------------------------
                      (Address of principal executive offices)

Issuer's telephone number, including area code:
(303) 298-8008


     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the
past 90 days.     Yes  X       No
                     -----       -----

     The number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 1996: common stock - 10,006,868.

     This report consists of 14 pages, including one page constituting the cover page.

                                   RENTECH, INC.
                           FORM 10-QSB QUARTERLY REPORT

                                 Table of Contents

                          PART I - FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements:

            Consolidated Balance Sheets as of March 31, 1996
            and December 31, 1995 . . . . . . . . . . . . . . . . . . .   3

            Consolidated Statements of Operations for the three months
            ended March 31, 1996 and March 31, 1995 . . . . . . . . . .   5

            Condensed Consolidated Statement of Stockholders' Equity
            for the three months ended March 31, 1996 . . . . . . . . .   6

            Consolidated Statement of Cash Flows for the three
            months ended March 31, 1996 and March  31, 1995 . . . . . .   7

            Notes to the Consolidated Financial Statements  . . . . . .   8

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . . . . . . . . . .  10


                          PART II - OTHER INFORMATION

Item 1.     Legal Proceedings - None.

Item 2.     Change in Securities - None.

Item 3.     Defaults Upon Senior Securities - None.

Item 4.     Submission of Matters to a Vote of Security Holders - None.

Item 5.     Other Information - None.

Item 6.     Exhibits and Reports on Form 8-K  . . . . . . . . . . . . .  13

      (a)   Exhibits - None
      (b)   Reports on Form 8-K . . . . . . . . . . . . . . . . . . . .  13

                                RENTECH, INC. AND SUBSIDIARY
                                 CONSOLIDATED BALANCE SHEETS
                                         (Unaudited)
ASSETS                                         March 31, 1996  December 31, 1995
- - ------                                         --------------  -----------------
Current Assets
     Cash and cash equivalents                  $   125,309       $    15,908
     Restricted cash, current portion                25,000            25,000
     Accounts receivable                             45,533           237,070
     Advances and other current assets                  441             4,272
                                                 ----------        ----------
          Total Current Assets                      196,283           282,250
                                                 ----------        ----------

Property and Equipment
     Equipment, net of accumulated
          depreciation of $81,896 and
          $77,744 as of March 31, 1996
          and December 31, 1995, respectively        69,880             76,032

Other Assets
     Licensed technology, net of accumulated
          amortization of $601,092 and $543,907
          as of March 31, 1996 and December 31,
          1995, respectively                      2,830,056          2,887,241
     Synhytech plant held for sale                  199,500            199,500
     Deposits and other                              16,390              9,709
                                                 ----------         ----------
          Total Other Assets                      3,045,946          3,096,450
                                                 ----------         ----------

Total Assets                                     $3,312,109         $3,454,732
                                                 ==========         ==========



See notes to the consolidated financial statements.

                                                                       PAGE 4

LIABILITIES AND STOCKHOLDERS' EQUITY
- - ------------------------------------

Current Liabilities
     Accounts payable                          $   564,610     $   620,255
     Accrued liabilities                            79,046          50,154
          Total Current Liabilities                643,656         670,409

Stockholders' Equity
     Preferred stock - $10 par value;
     1,000,000 shares authorized; none issued
     and outstanding
     Common stock - $.01 par value;
     100,000,000 shares authorized;
     10,006,868 and 9,956,868 shares issued
     and outstanding as of March 31, 1996
     and December 31, 1995, respectively           100,067          99,567
     Additional paid-in capital                 10,043,502       9,994,002
     Accumulated deficit                        (7,475,116)     (7,309,246)
                                                ----------      ----------
          Total Stockholders' Equity             2,668,452       2,784,323
                                                ----------       ---------
Total Liabilities and Stockholders' Equity      $3,312,109      $3,454,732
                                                ==========      ==========


See notes to the consolidated financial statements.

                                                                       <PAGE 5>

                                RENTECH, INC. AND SUBSIDIARY
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (Unaudited)
                                                        Three Months Ended
                                                        ------------------
                                               March 31, 1996        March 31, 1995
                                               --------------        --------------
REVENUES:
     Contract revenues                         $       -0-           $    474,004
     License fees                                  120,000                    -0-
                                               -----------           ------------
     Total Revenue                                 120,000                474,004
                                               -----------           ------------
COSTS OF SALES:
     Cost of contracts                                 -0-                342,854
                                               -----------              ---------
GROSS PROFIT                                       120,000                131,150
                                               -----------             ----------
EXPENSES:
     General and Administrative                    216,752                302,286
     Property and Sales Taxes                        5,000                  6,000
     Depreciation and Amortization                  63,337                 81,064
          Total Expenses                           285,089                389,350
                                               -----------             ----------

LOSS FROM OPERATIONS                              (165,089)              (258,200)

OTHER INCOME (EXPENSE):
     Gain (loss) on sale of assets                     -0-               (230,000)
     (Loss) on foreign currency                        -0-                  3,712
     Other income                                    1,200                  8,588
     Interest income                                   781                  7,625
     Interest expense                               (2,762)                (1,056)
                                               -----------            -----------
     Total Other Income (Expense)                     (781)              (211,131)

NET LOSS                                       $  (165,870)          $   (469,331)
                                               ===========            ===========

Weighted average number
of shares outstanding                           10,006,868              9,806,868

Per Share (Loss)                                    $(0.02)                $(0.05)



See notes to the consolidated financial statements.

                                                                       <PAGE 6>
                                RENTECH, INC. AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                          FOR THE THREE MONTHS ENDED MARCH 31, 1996
                                         (Unaudited)

                                                        Additional
                                              Par         Paid-In        Accumulated
                                Shares       Value        Capital          Deficit
                               ---------    -------     -----------    --------------
Balances,
     December 31, 1995         9,956,868    $ 99,567    $ 9,994,002    $(7,309,246)

     Common Stock Issuances       50,000         500         49,500

     Net loss for the three
     months ended
     March 31, 1996                                                       (165,870)
                              ----------    --------    -----------    -----------
Balances, March 31, 1996
(unaudited)                   10,006,868    $100,067    $10,043,502    $(7,475,116)
                              ==========    ========    ===========    ===========

















See notes to the consolidated financial statements.

                                                                       <PAGE 7>

                                 RENTECH, INC. AND SUBSIDIARY
                            CONSOLIDATED STATEMENT OF CASH FLOWS
                     For the Three Months Ended March 31, 1996 and 1995
                                         (Unaudited)

                                                             1996              1995
                                                             ----              ----
Operating Activities
     Net Income (Loss)                                       $(165,870)        $(469,331)
     Adjustments to reconcile net loss to net cash
          provided (used in) operating activities:
          Allowance for loss on sale of assets                     -0-           230,000
          Foreign currency translation                             -0-             5,155
          Depreciation and amortization                         63,337            81,064
     Changes in operating assets and liabilities:
          (Increase) Decrease in accounts receivable           191,537           (19,955)
          (Increase) Decrease in other current assets            3,831            (4,231)
          (Increase) Decrease in deposits and other assets      (6,681)           11,263
          Increase (Decrease) in billings in excess of
               costs and estimated earnings on
               uncompleted contracts                               -0-          (109,393)
          Increase (Decrease) in accounts payable
          and other accrued expenses                           (26,753)           41,848)
Net Cash Provided By (Used in) Operating Activities:            59,401          (317,276)
                                                             ---------          --------
Investing Activities
     Proceeds from sale of assets                                  -0-               -0-
     Purchase of equipment                                         -0-               -0-
     (Increase) Decrease in deferred costs                         -0-               -0-
                                                             ---------       -----------
Net Cash Provided By (Used in) Investing Activities:               -0-               -0-
                                                             ---------       -----------
Financing Activities
     Proceeds from issuance of private placement offering       50,000               -0-
     Payment on capital lease obligation                           -0-              (275)
                                                             ---------       -----------
Net Cash Provided (Used) by Financing Activities                50,000              (275)
                                                             ---------       -----------
Increase (Decrease) in Cash                                    109,401          (317,551)

Cash Beginning Balance                                          15,908           890,717
                                                             ---------         ---------
Cash Ending Balance                                          $ 125,309         $ 573,166
                                                             =========         =========





See notes to consolidated financial statements.

                                                                    <PAGE 8>
                                RENTECH, INC. AND SUBSIDIARY
                       NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                       March 31, 1996
                                         (Unaudited)

1.  Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements included in the Company's 1995 annual report on Form 10-KSB. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the full calendar year ending December 31, 1996. All dollar amounts included herein are in U.S. dollars, unless otherwise indicated. The financial statements are presented on an accrual basis.

2.  Significant Accounting Policies

     Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned foreign subsidiary, Future Fuels Pty Limited (Future Fuels). All material intercompany accounts and transactions have been eliminated in consolidation. Future Fuels, an Australian company organized on March 31, 1988, was engaged in the business of developing process plants that use the Company's proprietary technology before its liquidation for accounting purposes during December 1995.

     Translation of Foreign Currencies - Assets and liabilities of the Company's foreign subsidiary, Future Fuels, are translated at the rate of exchange in effect on the balance sheet date; income and expenses, in general, are translated at the average rates of exchange prevailing during the year. Transaction gains and losses as a result of exchange rate changes on transactions denominated in currencies other than the functional currency are included in determining net income for the period incurred.

     Licensed Technology - Capitalized investment in licensed technology represents costs incurred by the Company primarily for the purpose of demonstrating the Company's proprietary technology to prospective licensees, which it licenses to third parties under various fee arrangements. These capitalized costs are being amortized using the straight line method over 15 years.

     Synhytech Plant Held for Sale - The Synhytech plant held for sale is recorded at the lower of cost or net realizable value.

     Equipment - Equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, which range from five to seven years. Maintenance and repairs are expensed as incurred. Major renewals and improvements are capitalized and assets replaced are retired. When property and equipment are retired or otherwise disposed of, the asset and accumulated depreciation are removed from the accounts and the resulting profit or loss is reflected in income.

     Investments - Long-term investments in common stock are accounted for under the cost method of accounting.

                                                                    <PAGE 9>

     Revenue Recognition - The Company reports its contract revenue on fixed-priced contracts using the percentage-of-completion method of accounting measured by the percentage of job costs incurred to date to the latest estimated cost to complete for each project. Job costs incurred prior to the Company's entering into a contract are expensed as incurred and excluded from the percentage-of-completion calculation.

     Contract costs include all direct material, labor, travel and other costs directly related to contracts and indirect costs. Indirect costs include all other costs indirectly related to contract completion such as indirect labor, supplies, tools and equipment rental.

     Research and Development Costs - Research and development costs are charged to expense as incurred.

     Net Income (Loss) Per Share - The net loss per share of common stock is determined using the weighted-average number of shares outstanding during the period according to rules of the Securities and Exchange Commission. Options for common stock and warrants are not considered in the computation of net loss per share as their inclusion would be antidilutive.

                                                                    <PAGE 10>

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     During the three months ended March 31, 1996 and 1995, the Company recorded losses of $165,870 and $469,331, respectively. The primary reasons for the decrease in the net loss during the current period is the inclusion during the first quarter of 1995 of a $230,000 loss allowance on the sale of the Synhytech assets and the inclusion of $36,620 in general and administrative expenses related to the consolidation of Future Fuels. If these items were excluded, the comparable first quarter losses for 1996 and 1995 would be $165,870 and $202,711, respectively, a decrease of 18%.

     During the three months ended March 31, 1996, the Company had no contract revenues compared to $474,004 during the comparable period ended March 31, 1995. This reduction to zero during the current period reflects the termination of the Henan Project by Future Fuels Pty Limited, a wholly-owned subsidiary that was liquidated during 1995 for accounting purposes. See the following section entitled "Liquidity and Capital Resources" for further details regarding the Henan Project and Future Fuels liquidation.

     During the three months ended March 31, 1996, the Company received a $120,000 license fee from Donyi Polo. Donyi Polo purchased the Company's Synhytech plant during the first quarter of 1995 with the intent to dismantle the plant located in Pueblo, Colorado, ship it to Arunachal Pradesh, India, reassemble the plant, and then use the Company's licensed technology to operate the plant as a commercial facility. There were no license fees received during the first quarter of 1995.

     Cost of contracts decreased to zero during 1996 compared to $342,854 during 1995. The elimination of both the contract revenue and the cost of contracts is due to the discontinuation of the Henan Project contract and the resulting liquidation of Future Fuels for accounting purposes during 1995.

     Gross profit decreased 8% to $120,000 from $131,150 for the comparable three month periods ended March 31, 1996 and 1995, respectively. Although the reduction in gross profit is only slight during the comparable first quarters, no such contract revenues nor additional license fees are anticipated during the remainder of 1996.

     General and administrative expenses decreased by $85,534 or 28% for the first quarter of 1996, compared to the same quarter in 1995. This reduction reflects the liquidation of Future Fuels Pty Limited during December 1995.
The first quarter of 1995 reflects $36,620 in Future Fuels' expenses compared to zero during the first quarter of 1996. Excluding the Future Fuels' expenses, the comparable general and administrative expenses decreased during the first quarter of 1996 by $48,914 or 18%. The decrease is due primarily to reimbursements from Donyi Polo, required under its contract, to the Company for a major portion of the Synhytech holding costs.

     Property and sales taxes are estimated at slightly less during 1996 due to the anticipated sale of the remaining buildings at the Synhytech plant.

     Depreciation and amortization decreased by 21% to $63,337 for the current quarter ended March 31, 1996 from $81,064 for the quarter ended March 31, 1995. The reduction is due primarily to the liquidation of Future Fuels and the write off of approximately $800,000 of goodwill during 1995 that was to be amortized over the next 12 years.

     Allowance for loss on sale of assets reflects the sale of the Synhytech plant at a non-cash loss of approximately $230,000 during the first quarter of 1995. The remaining value of the Synhytech assets held for sale is $199,500 at March 31, 1996, which is the contract price for the sale of those assets to Donyi Polo.

                                                                    <PAGE 11>

     Loss on foreign currency during the first quarter of 1995 was related to the consolidation of the Company's financial statements with those of Future Fuels, which was liquidated during December 1995 for accounting purposes.

     Other income during the first quarter of 1996 was less than the same quarter in 1995 due to an unexpected $7,500 payment received during the first quarter of 1995 regarding the sale of a non-valued asset.

     Interest income was nearly ten times greater during the first quarter of 1995 as compared to the first quarter of 1996 because of the Company's completion of a private placement of its restricted common stock during the third quarter of 1994 which netted $1,117,054.

     Interest expense during the first quarter of 1996 was over twice that of the first quarter of 1995 due to additional interest charges on trade accounts payable.


Liquidity and Capital Resources.

     The Company has incurred losses since its inception and at March 31, 1996, the Company had a working capital deficit of $447,373 as compared to $388,159 at December 31, 1995. The $59,214 or 15% increase in the working capital deficit is due to the ongoing losses from operations which raises substantial doubt about the ability of the Company to continue as a going concern.

     The Company's financial outlook was seriously worsened in the fourth quarter of 1995 when a contract dispute arose between the Company's Australian subsidiary, Future Fuels Pty Ltd., and the Australian joint venture composed of Energy Equipment Pty Ltd. and CMPS&F Pty Ltd. As a result of the dispute, the subcontract of Future Fuels to provide basic engineering design and operating data to the joint venture for construction of the Henan project in China was discontinued in 1995 and considered terminated at year end for accounting purposes.

     The suspension of Future Fuels' subcontract for the Henan Project deprived Rentech of what it had expected to be the major source of its income for the next several years through 1998. The contract was for a total of approximately $10.9 million, of which approximately $1,431,000 had been received. Future Fuels was owed approximately $356,000 by the joint venture when the subcontract was deemed terminated, and does not expect to recover that sum from the joint venture.

     As a result of the discontinuation, and ultimate termination for accounting purposes, of Future Fuels' contract for the Henan Project, the operations of Future Fuels were closed, the employees and independent contractors discharged, and the business wound up in late 1995. In February 1996, Future Fuels filed for liquidation under Australian law. On March 21, 1996, a trustee was appointed to liquidate the assets and discharge the liabilities to the extent of the assets. The liabilities of Future Fuels exceed the value of its assets, and Rentech, as the sole shareholder and major creditor, does not expect to receive any distribution from the liquidation of its subsidiary.

     Unanticipated delays in receipt of payments due from the license agreement and design contract for the Arunachal Pradesh project will create a shortage in the Company's cash flow within the next few weeks. In order to bridge the gap between that time and later in the year when the Company expects to receive payments on those contracts and proceeds from the anticipated sale of the Synhytech buildings, the Company is now attempting to

                                                                    <PAGE 12>


raise operating capital from several of its shareholders who have substantial stock holdings in the Company. The Company is planning to issue its non-subordinated convertible debenture notes to the shareholders to raise approximately $250,000 and as much as $500,000. As presently proposed, the debenture notes would bear interest at 10% per annum, be payable in one lump sum of principal and interest in two years, and be convertible into shares of the Company's common stock at $.20 a share, with warrants to purchase an additional number of shares equal to the number issued upon conversion. The warrants would be exercisable for one year after conversion of the debentures at the exercise price of $.25 a share. To provide additional working capital, the Company also intends within the near future to make a private placement of its common stock at approximately $.25 a share to raise the remainder of the $500,000 that it seeks. The Company's long term ability to continue its operations is dependent primarily upon income from license fees and construction subcontracts for the Arunachal Pradesh project and ability to generate operating income from the Company's efforts to diversify into other energy related fields. There are no assurances that these sources of revenues will be realized in time or in amount adequate to enable the Company to continue its operations as a going concern.

     As discussed under "Results of Operations," the Company had first quarter net losses of $165,870 in 1996 and $469,331 in 1995. The 1995 non-cash expenses include the allowance for loss on sale of assets of $230,000, a foreign currency translation of $5,155, and depreciation and amortization of $81,064. This compares to no losses recorded on the sale of assets during 1996, no foreign currency translation during 1996, and a 21% reduction in the 1996 depreciation expense due to the liquidation of Future Fuels and the write off of the associated goodwill.

     Changes in operating assets and liabilities include a $191,537 decrease in accounts receivable during 1996 compared to a $19,955 decrease in 1995. This decrease reflects payments received during the first quarter of 1996. Current assets decreased by $3,831 during the first quarter of 1996 compared to a $4,231 increase during the first quarter of 1995. Deposits and other assets increased by $6,681 during the first quarter of 1996 compared to a decrease of $11,263 during the comparable 1995 quarter. Billings in excess of costs and estimated earnings on uncompleted contracts decreased during the first quarter of 1995. With the termination of the Henan Project and no other contracts in place, there are no first quarter 1996 increases or decreases in billings in excess of costs and estimated earnings on uncompleted contracts. During the first quarter of 1996 $59,401 cash was provided by operating activities compared to a net cash usage of $317,276 for the comparable first quarter of 1995.

     There were no investing activities during the first quarters of 1996 or 1995.

     The Company financed a portion of its activities by net proceeds of $50,000 from a private placement of its common stock during the first quarter of 1996 compared to none during 1995. In 1995, the Company paid $275 on its capital lease obligation which was terminated through the Future Fuels liquidation. As a result of these activities, the net cash provided by financing activities in the first quarter of 1996 was $50,000 compared to a cash usage of $275 during the first quarter of 1995.

     Cash increased during the first quarter of 1996 by $109,401 compared to a decrease of $317,551 for the first quarter of 1995. These changes increased the ending cash balance to $125,309 at March 31, 1996 from $15,908 at December 31, 1995. The first quarter 1995 changes decreased the $890,717 December 31, 1994 balance to $573,166 at March 31, 1995.

                                                                    <PAGE 13>

                   PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.  None.

Item 2.     Change in Securities.  None.

Item 3.     Defaults Upon Senior Securities.  None.

Item 4.     Submission of Matters to a Vote of Security Holders.  None.

Item 5.     Other Information.  None.

Item 6.     Exhibits and Reports on Form 8-K.

          (a)     Exhibits.  None

          (b) Two reports on Form 8-K dated January 15, 1996 and February 13, 1996 were filed during the quarter ended March 31, 1996 reporting other events.

                                                                   <PAGE 14>

                                         SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                RENTECH, INC.


Dated:  May 13, 1996               (Signature)
                              ----------------------------------------
                              Dennis L. Yakobson, President


Dated:  May 13, 1996               (Signature)
                              ----------------------------------------
                              Ronald C. Butz, Vice President-Legal and
                              Finance, and Chief Financial Officer