Form 10QSB
period 1996-06-30
RENTECH INC /CO/
filed 1996-08-08
CIK 868725

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                                 FORM 10-QSB


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended June 30, 1996

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
          For the transition period from                       to
                                          ---------------     ---------------

Commission File Number 0-19260



                                 RENTECH, INC.
                 (Name of small business issuer in its charter)


     Colorado                                                84-0957421
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                  Identification No.)


                          1331 17th Street, Suite 720
                          Denver, Colorado  80202
                          (Address of principal executive offices)

Issuer's telephone number, including area code:
(303) 298-8008


     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the
past 90 days.  Yes   X  .  No      .

     The number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 1996: common stock - 10,464,748.



     This report consists of 15 pages, including one page constituting the cover page.

                                RENTECH, INC.
                        FORM 10-QSB QUARTERLY REPORT

                               Table of Contents

                        PART I - FINANCIAL INFORMATION
                                                                        Page
Item 1.     Consolidated Financial Statements:

            Consolidated Balance Sheets as of June 30, 1996
            and December 31, 1995                                           3

            Consolidated Statements of Operations for the six months
            and the three months ended June 30, 1996 and June 30, 1995      5

            Consolidated Statement of Stockholders' Equity for
            the six months ended June 30, 1996                              6

            Consolidated Statement of Cash Flows for the six
            months ended June 30, 1996 and June 30, 1995                    7

            Notes to the Consolidated Financial Statements                  8

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            10


                          PART II - OTHER INFORMATION

Item 1.     Legal Proceedings - None.

Item 2.     Change in Securities - None.

Item 3.     Defaults Upon Senior Securities - None.

Item 4.     Submission of Matters to a Vote of Security Holders - None.

Item 5.     Other Information - None.

Item 6.     Exhibits and Reports on Form 8-K                               13

     (a)    Exhibits - None
     (b)    Reports on Form 8-K                                            13
/TABLE

                             RENTECH, INC. AND SUBSIDIARY
                             CONSOLIDATED BALANCE SHEETS
                                      (Unaudited)

                                                        June 30,  December 31,
                                                          1996        1995
ASSETS
Current Assets
  Cash and cash equivalents                           $   15,570   $   15,908
  Restricted cash, current portion                        25,000       25,000
  Accounts receivable                                        -0-      237,070
  Advances and other current assets                          -0-        4,272
                                                      ----------   ----------
       Total Current Assets                               40,570      282,250
                                                      ----------   ----------

Property and Equipment
  Equipment, net of accumulated
     depreciation of $88,296 and
     $75,744 as of June 30, 1996
     and December 31, 1995, respectively                  63,480       76,032
                                                      ----------   ----------
Other Assets
  Licensed technology, net of accumulated
     amortization of $658,278 and $543,907
     as of June 30, 1996 and December 31,
     1995 respectively                                 2,772,870    2,887,241
Synhytech plant held for sale                            199,500      199,500
Deposits and other                                        14,133        9,709
                                                      ----------   ----------
     Total Other Assets                                2,986,503    3,096,450
                                                      ----------   ----------

Total Assets                                          $3,090,553   $3,454,732
                                                      ==========   ==========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                    $  364,213   $  620,255
  Accrued liabilities                                     35,800       50,154
  Note Payable                                            32,000          -0-
                                                      ----------   ----------

     Total Current Liabilities                           432,013      670,409
                                                      ----------   ----------

Stockholders' Equity
  Preferred stock - $10 par value; 1,000,000 shares
     authorized; none issued and outstanding
  Common stock - $.01 par value; 100,000,000 shares
     authorized; 10,464,748 shares issued and
     9,956,868 shares outstanding as of June 30,
     1996 and December 31, 1995                          104,646       99,567
     Additional paid-in capital                       10,130,499    9,994,002
     Accumulated deficit                              (7,576,605)  (7,309,246)
                                                      ----------   ----------
          Total Stockholders' Equity                   2,658,540    2,784,323
                                                      ----------   ----------

Total Liabilities and Stockholders' Equity            $3,090,553   $3,454,732
                                                      ==========   ==========

See notes to the consolidated financial statements.

                                RENTECH, INC. AND SUBSIDIARY
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (Unaudited)

                                 Three Months Ended         Six Months Ended
                                      June 30                   June 30
                                   1996          1995         1996       1995
REVENUES:
  Contract revenues              $      -0-  $   908,500   $     -0-  $1,382,504
  License fees                          -0-          -0-     120,000         -0-
                                 ----------  -----------   ---------  ----------
  Total Revenue                         -0-      908,500     120,000   1,382,504
                                 ----------  -----------   ---------  ----------
COSTS OF SALES:
  Cost of contracts                     -0-      727,994         -0-   1,070,848
                                 ----------  -----------   ---------   ---------
GROSS PROFIT                            -0-      180,506     120,000     311,656
                                 ----------  -----------   ---------   ---------
EXPENSES:
  General and Administrative        139,867      239,338     356,619     541,624
  Property and Sales Taxes            5,000       21,000      10,000      27,000
  Depreciation and Amortization      63,586       80,414     126,923     161,478
                                 ----------   ----------   ---------   ---------
  Total Expenses                    208,453      340,752     493,542     730,102
                                 ----------   ----------   ---------   ---------
LOSS FROM OPERATIONS               (208,453)    (160,246)   (373,542)   (418,446)
                                 ----------   ----------   ---------   ---------

OTHER INCOME (EXPENSE):
  Gain (Loss) on sale of assets         -0-      (25,248)        -0-    (255,248)
  Gain (Loss) on foreign currency       -0-       (1,383)        -0-       2,329
  Other income                      108,791        1,162     109,991       9,750
  Interest income                       753        5,666       1,534      13,291
  Interest expense                   (2,580)      (1,061)     (5,342)     (2,117)
                                 ----------   ----------   ---------   ---------
  Total Other Income (Expense)      106,964      (20,864)    106,183    (231,995)
                                 ----------   ----------   ---------   ---------

NET LOSS                          $(101,489)  $ (181,110)  $(267,359)  $(650,441)
                                  =========   ==========   =========   =========
Weighted average number
of shares outstanding            10,006,868    9,806,868  10,006,868   9,806,868

Per Share Income (Loss)           $(0.01)       $(0.02)     $(0.03)     $(0.07)

See notes to the consolidated financial statements.

                                RENTECH, INC. AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                            FOR THE SIX MONTHS ENDED JUNE 30, 1996
                                         (Unaudited)


                                                     Additional
                                            Par       Paid-In      Accumulated
                                 Shares*    Value     Capital        Deficit
Balances,
  December 31, 1995             9,956,868  $ 99,567  $ 9,994,002  $(7,309,246)

  Net loss for the six
  months ended
  June 30, 1996                                                      (267,359)

  Common Stock Issuances          507,880     5,079      136,497
                               ----------  --------  -----------  -----------
Balances, June 30, 1996
(unaudited)                    10,464,748  $104,646  $10,130,499  $(7,576,605)
                               ==========  ========  ===========  ===========






























See notes to the consolidated financial statements.

                                RENTECH, INC. AND SUBSIDIARY
                            CONSOLIDATED STATEMENT OF CASH FLOWS
                       For the Six Months Ended June 30, 1996 and 1995
                                         (Unaudited)
                                                                1996           1995
Operating Activities
  Net Income (Loss)                                        $(267,359)     $(650,441)
  Adjustments to reconcile net loss to net cash
   provided (used in) operating activities:
   Allowance for loss on sale of assets                          -0-        230,000
   Other income                                             (108,791)
   Foreign currency translation                                  -0-          5,155
   Depreciation and amortization                             126,923        161,478
  Changes in operating assets and liabilities:
   (Increase) Decrease in accounts receivables               237,070       (707,090)
   (Increase) Decrease in receivable from sale of assets         -0-        (60,000)
   (Increase) Decrease in other current assets                 4,272         (7,527)
   (Increase) Decrease in deposits and other assets           (4,424)        16,722
   Increase (Decrease) in billings in excess of
     costs and estimated earnings on uncompleted
     contracts                                                             (109,393)
   Increase (Decrease) in accounts payable
     and other accrued expenses                             (161,605)       339,076
                                                           ---------      ---------
Net Cash Provided By (Used in) Operating Activities:        (173,914)      (782,020)
                                                           ---------      ---------Investing Activities
  Proceeds from sale of assets                                   -0-        238,500
  Purchase of equipment                                          -0-            (82)
                                                           ---------      ---------
Net Cash Provided By (Used in) Investing Activities:             -0-        238,418
                                                           ---------      ---------
Financing Activities
  Proceeds from Note Payable-CMPS&F                              -0-         60,000
  Proceeds from issuance of common stock                     141,576            -0-
  Proceeds from note payable - unsecured                      32,000            -0-
  Payment on capital lease obligation                            -0-           (575)
                                                           ---------      ---------
Net Cash Provided (Used) by Financing Activities             173,576         59,425
                                                           ---------      ---------
Increase (Decrease) in Cash
  And Cash Equivalents                                          (338)      (484,177)
Cash and Cash Equivalents,
  Beginning of Period                                         15,908        890,717
                                                           ---------      ---------
Cash and Cash Equivalents,
  End of Period                                            $  15,570      $ 406,540
                                                           =========      =========


See notes to consolidated financial statements.

                   RENTECH, INC. AND SUBSIDIARY
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 1996
                           (Unaudited)

1.  Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements included in the Company's 1995 annual report on Form 10-KSB. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the full calendar year ending December 31, 1996. All dollar amounts included herein are in U.S. dollars, unless otherwise indicated. The financial statements are presented on an accrual basis.

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

     Synhytech Plant Held for Sale - The Synhytech plant held for sale is recorded at the lower of cost or net realizable value. As of June 30, 1996, the gas conversion plant had been sold to Donyi Polo Petrochemicals, Ltd. and removed from the Pueblo, Colorado site.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations.

     For the six months and the three months ended June 30, 1996, the Company recorded losses of $267,359 and $101,489, respectively, which reflect smaller losses than for the comparable periods in 1995. The loss for the six months ended June 30, 1996 includes a non-recurring and non-cash other income item of $108,791 derived from the offset of an accrued liability that has been determined not payable, while the loss for the six months ended June 30, 1995 includes a non-cash loss allowance of $230,000 on the sale of the Synhytech assets sold during the second quarter of 1995. The comparable losses excluding these two non-recurring items are $376,150 and $420,441 for the June 30, 1996 and 1995 comparable six month periods.

     During the six months and three months ended June 30, 1996, the Company had revenues of $120,000 and zero respectively compared to $1,382,504 and $908,500 for the comparable periods of 1995. The lack of revenues during the current period reflects the termination of the subcontract of Future Fuels Pty Limited, a wholly-owned subsidiary that was liquidated during 1995 for accounting purposes, for the Henan Project in China. See the following section entitled "Liquidity and Capital Resources" for further details regarding the Henan Project and liquidation of Future Fuels. During the six months ended June 30, 1996, the Company received a $120,000 license fee from Donyi Polo Petrochemicals, Ltd., which has licensed the Company's technology for use in a gas conversion plant under development in Arunachal Pradesh, India. Donyi Polo purchased the Company's Synhytech plant located at Pueblo, Colorado during the first quarter of 1995, dismantled it, and shipped it to Arunachal Pradesh, India for reassembly. The Company has licensed its technology to Donyi Polo to operate the plant as a commercial gas conversion facility. The plant was disassembled and shipped in 1996. There were no license fees received during the first six months of 1995.

     Cost of contracts decreased to zero during the three and six month periods ended June 30, 1996 compared to $727,994 and $1,070,848 for the comparable periods of 1995. The elimination in 1996 of both the contract revenue and the cost of contracts is due to the discontinuation of the Henan Project contract and the resulting liquidation of Future Fuels for accounting purposes during 1995. The cost of contracts represents the direct costs associated with the performance of contracts for projects.

     Gross profit decreased by 100% and 61% to zero and $120,000 for the three and six month periods ended June 30, 1996 compared to $180,506 and $311,656 for the three and six month periods ended June 30, 1995. This reduction is also primarily due to the discontinuation of the Henan Project contract by Future Fuels Pty Limited.

     General and administrative expenses decreased by 41% and 34% to $139,867 and $356,619 for the three and six month periods ended June 30, 1996, compared to the same periods in 1995. A significant portion of the reductions of $99,471 and $185,005 are due primarily to reductions of $32,504 and $69,124 resulting from elimination of the Future Fuels general and administrative expenses during 1996 due to its discontinuation of operations in 1995. The remaining reduction is due to decreases in Synhytech holding costs, legal fees, travel expenses, and public relations fees.

     Property taxes are significantly less during the 1996 periods due to the sale of a major portion of the Synhytech Plant assets to Donyi Polo Petrochemicals Ltd. during 1995. As of June 30, 1996 the plant was dismantled and removed from its site at Pueblo, Colorado.

     Depreciation and amortization decreased to $63,586 and $126,923 for the current three and six month periods ended June 30, 1996, a decrease of 21% in both periods, from $80,414 and $161,478 for the comparable periods ended June 30, 1995. The reductions are due primarily to the liquidation of Future Fuels and the write off of approximately $800,000 of associated goodwill during 1995 that was to be amortized over the next 12 years.

     Loss from operations for the six month period ended June 30, 1996 was reduced by 10% to a loss of $373,542 from the $418,446 loss reported for the comparable six month period of 1995. The elimination of the contract profit during 1996 was offset by $120,000 in license fees and a $236,560 reduction of 1996 expenses. There are no additional license fees expected during the remainder of 1996. The loss from operations for the three months ended June 30, 1996 increased by 30% or $48,207 to $208,453 from $160,246 for the three months ended June 30, 1995. The reduction of $48,207 in expenses during 1996 was not enough to offset the elimination of $180,506 in gross profit from contract revenue realized in the three months ended June 30, 1995.

     Allowance for loss on sale of assets reflects the sale of the Synhytech plant at a non-cash loss of approximately $230,000 as well as a non-cash loss of approximately $25,000 on the sales of individual components of the plant, during the first quarter of 1995. The remaining value of the Synhytech assets held for sale, consisting of buildings remaining at the site, is $199,500 at June 30, 1996.

     Gain (loss) on foreign currency during 1995 was related to the consolidation of the Company's financial statements with those of Future fuels, which was liquidated during December 1995 for accounting purposes.

     Other income during the six months ended June 30, 1996 consists primarily of a $108,791 income item due to a reduction in an accrued liability that has been determined to be not payable.

     Interest income was nearly nine times greater during the first half of 1995 as compared to the first half of 1996 because of the Company's completion of a private placement of its restricted common stock during the third quarter of 1994 which netted $1,117,054.

     Interest expense during the first half of 1996 was over twice that of the first half of 1995 due to additional interest charges on trade accounts payable.


Liquidity and Capital Resources.

     The Company has incurred losses since its inception. At June 30, 1996, the Company had a working capital deficit of $391,443 as compared to $388,159 at December 31, 1995. The $3,284 or 1% increase in the working capital deficit is due to the ongoing losses from operations which raises substantial doubt about the ability of the Company to continue as a going concern.

     The Company's financial outlook was seriously worsened in the fourth quarter of 1995 when a contract dispute arose between the Company's Australian subsidiary, Future Fuels Pty Ltd., and the Australian joint venture composed of Energy Equipment Pty Ltd. and CMPS&F Pty Ltd. The joint venture had let a subcontract to Future Fuels to provide basic engineering design and operating data to the joint venture for construction of the Henan Project in China. As a result of the dispute, the subcontract was suspended in 1995 and considered terminated at year end for accounting purposes.

     The discontinuance of Future Fuels' subcontract for the Henan Project deprived the Company of what it had expected to be the major source of its income through 1998. The contract was for a total of approximately $10.9 million, of which approximately $1,431,000 had been received. Future Fuels was owed approximately $356,000 by the joint venture when the subcontract was deemed terminated, and does not expect to recover that sum from the joint venture.

     As a result of the discontinuation, and ultimate termination for accounting purposes, of Future Fuels' contract for the Henan Project, the operations of Future Fuels were closed, the employees and independent contractors discharged, and the business wound up in late 1995. In February 1996, Future Fuels filed for liquidation under Australian law. On March 21, 1996, a trustee was appointed to liquidate the assets and discharge the liabilities to the extent of the assets. The liabilities of Future Fuels exceed the value of its assets, and the Company, as sole shareholder and major creditor, does not expect to receive any distribution from the liquidation of the subsidiary.

     In August 1996 the Company received net proceeds of $560,000 from a private placement of its common stock and has subscription agreements for a total of $733,000 net proceeds. The Company issued its 10% convertible promissory notes that are convertible into shares of its common stock until July 31, 1998, at $.20 a share. Note holders who convert their notes into common stock are entitled to stock purchase warrants authorizing purchase of additional shares of common stock at $.25 per share for a period of one year from the conversion dates of the notes. The number of shares subject to a warrant will be equal to the number of shares a note holder received upon conversion of his note. The Company is obligated to use its best efforts to cause all the shares acquired upon conversion of the notes and exercise of the stock purchase warrants to be registered under the Securities Act of 1933, as amended.

     The funds from the private placement are expected to be adequate to fund the Company's operations at the current reduced level into the first quarter of 1997. In order to provide working capital for periods beyond that time, the Company expects to conduct additional private placements of its common stock or other securities in exchange for cash, assets or businesses that generate net profits. The Company is actively seeking such opportunities and pursuing its business plan to diversity into other fields. The Company's ability to continue operations depends upon whether it can accomplish such acquisitions and generate operating income from other fields of business before its operating capital is exhausted.

     The Company intends to continue to license its gas conversion technology and expects to realize income from license fees and construction subcontracts for the Arunachal Pradesh project in India and from other projects that it seeks in India and elsewhere. Approximately $100,000 from work on the Company's engineering contract for the Arunachal Pradesh project in India is expected over the next 12 months, together with additional license fees in the amount of $120,000. Additional income from the gas conversion technology is not anticipated until after startup and production from the plant, which is not expected before late 1997. There are no assurances that additional capital can be raised or that assets or other businesses that generate operating income to the Company can be realized in time or in amounts adequate to enable the Company to continue its operations as a going concern, or that operating profits will be ultimately derived from the gas conversion technology.


                             Analysis of Cash Flow

     As discussed under "Results of Operations," the Company had first six month net losses of $267,359 in 1996 and $650,441 in 1995. The 1995 non-cash expenses include the allowance for loss on sale of assets of $230,000, a foreign currency translation of $5,155, and depreciation and amortization of $161,478. This compares to no losses recorded on the sale of assets during 1996, no foreign currency translation during 1996, and a 21% reduction in the 1996 depreciation expense due to the liquidation of Future Fuels and the write off of the associated goodwill. However, the 1996 period includes a $108,791 non-cash income item derived from the offset of an accrued liability that is not likely to be paid.

     Changes in operating assets and liabilities include a $237,070 decrease in accounts receivable during 1996 compared to a $707,090 increase in 1995. The decrease reflects payments received during the first quarter of 1996. There was a $60,000 increase in accounts receivable from the sale of assets during 1995 compared to none during 1996.

     Current assets decreased by $4,272 during the first half of 1996 compared to a $7,527 increase during the first half of 1995. Deposits and other assets increased by $4,424 during the first half of 1996 compared to a decrease of $16,722 during the comparable 1995 period. Billings in excess of costs and estimated earnings on uncompleted contracts decreased during the half of 1995 by $109,393. With the termination of the Henan Project contract with no other contracts in place, there were no 1996 increases or decreases in billings in excess of costs and estimated earnings on uncompleted contracts. Accounts payable decreased by $161,605 during the first half of 1996 compared to a $339,076 increase during the comparable period of 1995.

     During the first half of 1996, $173,914 cash was used by operating activities compared to a net cash usage of $782,020 for the comparable first half of 1995.

     There were no investing activities during the first half of 1996 compared to $238,500 proceeds from the sale of assets during the first half of 1995 and an $82 purchase of equipment.

     The Company financed a portion of its activities by net proceeds of $141,576 from a private placement of its common stock during the first half of 1996 and a note payable for $32,000 compared to a $60,000 note payable and a $575 capital lease reduction during 1995. In 1995, the Company's capital lease obligation was terminated through the Future Fuels liquidation. As a result of these activities, the net cash provided by financing activities in the half of 1996 was $173,576 compared to $59,425 during the first half of 1995.

     Cash decreased during the first half of 1996 by $338 compared to a decrease of $484,177 for the first half of 1995. These changes decreased the ending cash balance to $15,570 at June 30, 1996 from $15,908 at December 31, 1995. The first half 1995 changes decreased the $890,717 December 31, 1994 balance to $406,540 at June 30, 1995.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.  None.

Item 2.  Change in Securities.  None.

Item 3.  Defaults Upon Senior Securities.  None.

Item 4.  Submission of Matters to a Vote of Security Holders.  None.

Item 5.  Other Information.  None.

Item 6.  Exhibits and Reports on Form 8-K.

          (a)     Exhibits.  None

          (b) No reports on Form 8-K were filed during the quarter ended June 30, 1996.

                                    SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   RENTECH, INC.



Dated: August 8, 1996                (Signature)
                              By: --------------------------------------
                                  James P. Samuels
                                  Vice President-Finance and
                                  Chief Financial Officer