Form 10KSB/A
period 1995-12-31
RENTECH INC /CO/
filed 1996-09-09
CIK 868725

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-KSB/A
                               AMENDMENT No. ONE

 /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1995
 / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from                    to
                                ------------------    ---------------------

                            Commission File No. 0-19260

                                 RENTECH, INC.
                (Name of small business issuer in its charter)

 Colorado                                                     84-0957421
 (State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

 1331 17th Street, Suite 720
 Denver, Colorado                                                    80202
 (Address of principal executive offices)                       (Zip Code)

                  Issuer's telephone number:  (303) 298-8008

         Securities registered under Section 12(b) of the Exchange Act:

 Title of each class               Name of each exchange on which registered
       None                                              None

        Securities registered under Section 12(g) of the Exchange Act:
                         Common Stock, $.01 par value
                               (Title of Class)

      Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  Yes / X /.   No /   /.

      Check if there is no disclosure of delinquent filers in response to
  Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / X /

      The issuer's revenues for its most recent fiscal year were $982,633.

      The aggregate market value of voting stock held by nonaffiliates of the registrant as of September 3, 1996 was $3,113,775 based upon the average bid and asked prices of such stock on that date.

      The number of shares outstanding of each of the issuer's classes of common equity, as of September 3, 1996 - common stock - 10,534,994.

      This amendment adds a Report of Independent Certified Public Accountants dated September 5, 1996.

      Transitional Small Business Disclosure Format.  Yes /   /   No / X /

      This report consists of 3 pages, including one page constituting the cover page.

                                     Signatures

      In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     RENTECH, INC.

                                     (Signature)

                                By:  ----------------------------------
 Date:  September 5, 1996            Dennis L. Yakobson, President

 Report of Independent Certified Public Accountants



 Stockholders and Board of Directors
 Rentech, Inc.
 Denver, Colorado

 We have audited the accompanying consolidated balance sheets of Rentech, Inc. and subsidiary (the "Company") as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

 We conducted our audits in accordance with generally accepted accounting standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1995 and 1994, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

 The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


 BDO Seidman, LLP

 September 5, 1996
 Denver, Colorado