Form 10QSB
period 1996-09-30
RENTECH INC /CO/
filed 1996-11-06
CIK 868725

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                                 FORM 10-QSB


 [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended September 30, 1996

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

     The number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 1996: common stock - 15,125,116.

     This report consists of 14 pages, including one page constituting the cover page.

                                                      PAGE 2
                                RENTECH, INC.
                         FORM 10-QSB QUARTERLY REPORT

                              Table of Contents

                        PART I - FINANCIAL INFORMATION
Item 1.     Consolidated Financial Statements:

            Consolidated Balance Sheets as of September 30, 1996
            and December 31, 1995 . . . . . . . . . . . . . . . . . . . .  3

            Consolidated Statements of Operations for the nine months
            and the three months ended September 30, 1996 and September
            30, 1995  . . . . . . . . . . . . . . . . . . . . . . . . . .  5

            Consolidated Statement of Stockholders' Equity for
            the nine months ended September 30, 1996  . . . . . . . . . .  6

            Consolidated Statement of Cash Flows for the nine
            months ended September 30, 1996 and September 30, 1995  . . .  7

            Notes to the Consolidated Financial Statements  . . . . . . .  8

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . . . . . . . . . . . 10

                   PART II - OTHER INFORMATION

Item 1.     Legal Proceedings - None.

Item 2.     Change in Securities - None.

Item 3.     Defaults Upon Senior Securities - None.

Item 4.     Submission of Matters to a Vote of Security Holders . . . . . 14

Item 5.     Other Information - None.

Item 6.     Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . 14

      (a)   Exhibits - None
      (b)   Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . 14

                                                      PAGE 3
                         RENTECH, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)
                                                      September 30,       December 31,
ASSETS                                                   1996               1995

Current Assets
     Cash and cash equivalents                        $   210,486         $    15,908
     Restricted cash, current portion                      25,000              25,000
     License fee receivable                               120,000                 -0-
     Accounts receivable                                   78,456             237,070
     Advances and other current assets                    175,137               4,272
                                                      -----------         -----------
          Total Current Assets                            609,079             282,250
                                                      -----------         -----------
Property and Equipment
     Equipment, net of accumulated
          depreciation of $94,620 and
          $75,744 as of September 30, 1996
          and December 31, 1995, respectively              57,156              76,032
                                                      -----------         -----------

Other Assets
     Licensed technology, net of accumulated
          amortization of $715,464 and $543,907
          as of September 30, 1996 and December 31,
          1995 respectively                             2,715,684           2,887,241
     Synhytech plant held for sale                         99,500             199,500
     Deposits and other                                     7,276               9,709
                                                      -----------         -----------
          Total Other Assets                            2,822,460           3,096,450
                                                      -----------         -----------

Total Assets                                          $ 3,488,695         $ 3,454,732
                                                      ===========         ===========






See notes to the consolidated financial statements.


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable                                        $    51,905      $   620,255
     Accrued liabilities                                          41,800           50,154
                                                             -----------      -----------
          Total Current Liabilities                               93,705          670,409
                                                             -----------      -----------
Stockholders' Equity
     Preferred stock - $10 par value; 1,000,000
          shares authorized; none issued and
          outstanding
     Common stock - $.01 par value; 100,000,000
          shares authorized; 15,125,116 and
          9,956,868 shares issued and outstanding
          as of September 30, 1996 and December 31,
          1995                                                   151,249           99,567
     Additional paid-in capital                               10,966,934        9,994,002
     Accumulated deficit                                      (7,723,193)      (7,309,246)
                                                             -----------
          Total Stockholders' Equity                           3,394,990        2,784,323
                                                             -----------      -----------
Total Liabilities and Stockholders' Equity                   $ 3,488,695      $ 3,454,732
                                                             ===========      ===========


See notes to the consolidated financial statements.

                                                      PAGE 5

                               RENTECH, INC. AND SUBSIDIARY
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (Unaudited)

                                   Three Months Ended          Nine Months Ended
                                   ------------------          -----------------
                                       September 30             September 30
                                    1996        1995         1996           1995
                                    ----        ----         ----           ----
REVENUES:
  Contract revenues                $   56,668   $  192,254   $   56,668     $ 1,574,758
  License fees                        120,000          -0-      240,000             -0-
                                   ----------   ----------   ----------     -----------
  Total Revenue                       176,668      192,254      296,668       1,574,758
                                   ----------   ----------   ----------     -----------

COSTS OF SALES:
  Cost of contracts                    48,168      157,448       48,168       1,228,296
                                   ----------   ----------   ----------     -----------

GROSS PROFIT                          128,500       34,806      248,500         346,462
                                   ----------   ----------   ----------     -----------
EXPENSES:
  General and Administrative          197,114      322,586      553,733         864,210
  Property and Sales Taxes              6,000        6,000       16,000          33,000
  Depreciation and Amortization        63,510       81,127      190,433         242,605
                                   ----------   ----------   ----------     -----------
  Total Expenses                      266,624      409,713      760,166       1,139,815
                                   ----------   ----------   ----------     -----------

LOSS FROM OPERATIONS                 (138,124)    (374,907)    (511,666)       (793,353)
                                   ----------   ----------   ----------     -----------

OTHER INCOME (EXPENSE):
  Gain (Loss) on sale of assets      (100,000)      14,919     (100,000)       (240,329)
  Gain (Loss) on foreign currency         -0-       (9,584)         -0-          (7,255)
  Other income                        101,792        1,199      211,783          10,949
  Interest income                       2,059        3,480        3,593          16,771
  Interest expense                    (12,317)      (1,003)     (17,659          (3,120)
                                   ----------   ----------   ----------     -----------
  Total Other Income (Expense)         (8,466)       9,011       97,717        (222,984)
                                   ----------   ----------   ----------     -----------

NET LOSS                           $ (146,590)  $ (365,896)   $(413,949)    $(1,016,337)
                                   ==========   ==========    =========     ===========
Weighted average number
of shares outstanding              11,109,053    9,806,868   10,409,809       9,806,868

Per Share Income (Loss)               $(0.01)      $(0.04)       $(0.04)     $(0.11)


See notes to the consolidated financial statements.

                                                      PAGE 6

                               RENTECH, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                       (Unaudited)



                                                          Additional
                                              Par          Paid-In      Accumulated
                                 Shares*     Value         Capital       Deficit
                                 -------     -----        ----------   ------------
Balances,
  December 31, 1995               9,956,868  $  99,567   $ 9,994,002   $(7,309,244)

  Net loss for the nine
  months ended
  September 30, 1996                                                      (413,949)

  Common Stock Issuances          5,168,248     51,682       972,932
                                 ----------   --------    ----------   -----------

Balances, September 30, 1996
(unaudited)                      15,125,116   $151,249   $10,966,934   $(7,723,193)
                                 ==========   ========   ===========   ===========




















See notes to the consolidated financial statements.

                                                      PAGE 7

                               RENTECH, INC. AND SUBSIDIARY
                           CONSOLIDATED STATEMENT OF CASH FLOWS
                   For the Nine Months Ended September 30, 1996 and 1995
                                       (Unaudited)
                                                        1996                1995
                                                        ----                ----

Operating Activities
  Net Income (Loss)                                     $(413,949)          $(1,016,337)
  Adjustments to reconcile net loss to net cash
      provided (used in) operating activities:
      Allowance for loss on sale of assets                100,000               230,000
      Other income                                       (135,792)                  -0-
      Foreign currency translation                            -0-                 5,550
      Depreciation and amortization                       190,433               242,605
  Changes in operating assets and liabilities:
      (Increase) Decrease in license fee receivable      (120,000)                  -0-
      (Increase) Decrease in accounts receivables         158,614              (783,720)
      (Increase) Decrease in other current assets        (170,863)               (6,653)
      (Increase) Decrease in deposits and other assets      2,433               (18,980)
      Increase (Decrease) in billings in excess of
        costs and estimated earnings on
        uncompleted contracts                                 -0-              (109,393)
      Increase (Decrease) in accounts payable
        and other accrued expenses                       (440,912)              349,005
                                                        ---------           -----------
Net Cash Provided By (Used in) Operating Activities:     (830,036)           (1,107,923)
                                                        ---------           -----------

Investing Activities
  Proceeds from sale of assets                                -0-               251,275

  Net Cash Provided By (Used in) Investing Activities:        -0-               251,275
                                                        ---------           -----------
Financing Activities
  Common Stock issued in lieu of payment of cash          256,709                   -0-
  Proceeds from Note Payable-CMPS&F                           -0-               142,487
  Proceeds from issuance of common stock                  767,905                   -0-
  Proceeds from notes payable                             827,500                   -0-
  Repayments of notes payable                            (827,500)                  -0-
  Payment on capital lease obligation                         -0-                  (804)
                                                        ---------           -----------
Net Cash Provided (Used) by Financing Activities        1,024,614               141,683
                                                        ---------           -----------
Increase (Decrease) in Cash
  And Cash Equivalents                                    194,578              (714,965)

Cash and Cash Equivalents,
  Beginning of Period                                      15,908               890,717
                                                        ---------           -----------
Cash and Cash Equivalents,
  End of Period                                         $ 210,486           $   175,752
                                                        =========           ===========

See notes to consolidated financial statements.

                                RENTECH, INC. AND SUBSIDIARY
                       NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                     September 30, 1996
                                        (Unaudited)

 1.   Basis of Presentation

 The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements included in the Company's annual report on Form 10-KSB for 1995. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the full calendar year ending December 31, 1996. All dollar amounts included herein are in U.S. dollars, unless otherwise indicated. The financial statements are presented on an accrual basis.

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

 Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 Results of Operations

      For the nine months and the three months ended September 30, 1996, the Company recorded losses of $413,949 and $146,590, respectively, which reflect smaller losses than for the comparable periods in 1995. The loss for the nine months ended September 30, 1996 includes a non-recurring and non-cash other income item of $108,791 derived from the offset of an accrued liability that has been determined not payable, and a $27,000 accounts payable reduction due to a settlement agreement. The loss for the nine months ended September 30, 1996 also includes a non-cash loss allowance of $100,000 compared to a non-cash loss allowance of $230,000 on the sale of the Synhytech assets sold during the second quarter of 1995. The comparable losses excluding these non-recurring non-cash items are $449,740 and $786,337 for the September 30, 1996 and 1995 comparable nine month periods.

      During the nine months and three months ended September 30, 1996, the Company had revenues of $296,668 and $176,668 respectively compared to $1,574,758 and $192,254 for the comparable periods of 1995. The reduced revenues during the current period reflect the termination of the subcontract of Future Fuels Pty Limited, a wholly-owned subsidiary that was liquidated during 1995 for accounting purposes, for the Henan Project in China. See the following section entitled "Liquidity and Capital Resources" for further details regarding the Henan Project and liquidation of Future Fuels. During the nine months ended September 30, 1996, the Company recorded $240,000 in license fees from Donyi Polo Petrochemicals, Ltd., which has licensed the Company's technology for use in a gas conversion plant under development in Arunachal Pradesh, India. Donyi Polo purchased the Company's Synhytech plant located at Pueblo, Colorado during the first quarter of 1995, dismantled it, and shipped it in 1996 to Arunachal Pradesh, India, for reassembly. The Company has licensed its technology to Donyi Polo to operate the plant as a commercial gas conversion facility. No license fees were received during the first nine months of 1995.

      Cost of contracts decreased to $48,168 during the three and nine month periods ended September 30, 1996 compared to $157,448 and $1,228,296 for the comparable periods of 1995. The reduction in the 1996 periods of both contract revenue and cost of contracts is due to the discontinuation of the Henan Project contract and the resulting liquidation of Future Fuels for accounting purposes during 1995. Cost of contracts represents the direct costs associated with the performance of contracts for projects.

      Gross profit increased by 269% and decreased by 28% to $128,500 and $248,500 for the three and nine month periods ended September 30, 1996 compared to $34,806 and $346,462 for the three and nine month periods ended September 30, 1995. This reduction is also primarily due to the discontinuation of the Henan Project contract by Future Fuels Pty Limited.

      General and administrative expenses decreased by 42% and 37% to $197,114 and $553,733 for the three and nine month periods ended September 30, 1996, compared to the same periods in 1995. A significant portion of the reductions of $125,742 and $310,477 are due primarily to reductions of $94,259 and $163,383 resulting from elimination of the Future Fuels general and administrative expenses during 1996 due to its discontinuation of operations in 1995. The remaining reduction is due to decreases in Synhytech holding costs, legal fees, and travel expenses.

      Property taxes are significantly less during the 1996 periods due to the sale of a major portion of the Synhytech Plant assets to Donyi Polo Petrochemicals Ltd. during 1995. During 1996 the plant has been dismantled and removed from its site at Pueblo, Colorado.

      Depreciation and amortization decreased to $63,510 and $190,433 for the three and nine month periods ended September 30, 1996, a decrease of 21% in both periods, from $81,127 and $242,605 for the comparable periods ended September 30, 1995. The reductions are due primarily to the liquidation of Future Fuels and the write off of approximately $800,000 of associated goodwill during 1995 that was to be amortized over the next 12 years.

      Loss from operations for the nine month period ended September 30, 1996 was reduced by 36% to a loss of $511,666 from the $793,353 loss reported for the comparable nine month period of 1995. The reduction of the contract profit during 1996 was offset by $240,000 in license fees and a $379,649 reduction of 1996 total expenses. No additional license fees are expected during the remainder of 1996. The loss from operations for the three months ended September 30, 1996 decreased by 64% or $236,783 to $138,124 from $374,907 for the three months ended September 30, 1995. The decrease in loss from operations for the three month period in 1996, compared to the same periods in 1995, primarily reflects the discontinuation of the business of Future Fuels and decreases in Synhytech holding costs and travel expenses.

      Gain (loss) on sale of assets reflects the sale of the Synhytech plant at a non-cash loss of approximately $100,000 during 1996 and $230,000 during 1995 as well as a non-cash loss of approximately $10,329 on the sales of individual components of the plant during the first nine months of 1995. The remaining value of the Synhytech assets held for sale, consisting of buildings remaining at the site, is valued at $99,500 at September 30, 1996.

      Gain (loss) on foreign currency during 1995 was related to the consolidation of the Company's financial statements with those of Future Fuels, which was liquidated during December 1995 for accounting purposes.

      Other income during the nine months ended September 30, 1996 consists primarily of three items. The first is a $108,791 income item due to a reduction in an accrued liability that has been deemed to be not payable. The second is a prior period property tax refund of $71,813 due to the Company. The third item is a reduction of a prior period account payable in the amount of $27,000.

      Interest income was nearly five times greater during the first nine months of 1995 as compared to the first nine months of 1996 because of the Company's completion of a private placement of its restricted common stock during the third quarter of 1994 which netted $1,117,054.

      Interest expense during the first nine months of 1996 was over five times that of the first nine months of 1995 due to additional interest charges on trade accounts payable and convertible notes payable.

 Liquidity and Capital Resources.

      The Company has incurred losses since its inception. At September 30, 1996, the Company had working capital of $515,374 as compared to a working capital deficit of $388,159 at December 31, 1995. The increase of $903,533 or 233% in working capital is due to the issuance of 1,174,822 shares of common stock as payment of debts totaling $1,024,614. During the third quarter of 1996 the Company also borrowed $787,000 in the form of convertible notes payable. On September 20, 1996 these Notes plus interest were converted into 3,993,426 shares of the Company's common stock.
 Because of these stock issuances the Company is able to report a $515,374 working capital balance at September 30, 1996.

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

      During the current quarter of 1996 the Company received net proceeds of $787,000 from a private placement of its common stock. The Company issued its 10% convertible promissory notes that were converted into 3,993,426 shares of its common stock on September 20, 1996 at $0.20 per share. By conversion, the note holders became entitled to stock purchase warrants authorizing purchase of additional shares of common stock at $.25 per share through September 20, 1997. The number of shares subject to a warrant are equal to the number of shares a note holder received upon conversion of his note. The Company has caused all the shares acquired upon conversion of the notes and exercise of the stock purchase warrants to be registered under the Securities Act of 1933, as amended.

      The funds from the private placement are expected to be adequate to fund the Company's operations at the current reduced level into the first quarter of 1997. In order to provide working capital for periods beyond that time, the Company expects to conduct additional private placements of its common stock or other securities in exchange for cash, assets or businesses that generate net profits. The Company is actively seeking such opportunities and pursuing its business plan to diversify into other fields. The Company's ability to continue operations depends upon whether it can accomplish such acquisitions and generate operating income from other fields of business before its operating capital is exhausted.

      The Company intends to continue to license its gas conversion technology and expects to realize income from license fees and construction subcontracts for the Arunachal Pradesh project in India and from other projects that it seeks in India and elsewhere. Approximately $65,000 from work on the Company's engineering contract for the Arunachal Pradesh project in India is expected over the next 12 months. Additional income from the gas conversion technology is not anticipated until after startup and production from the plant, which is not expected before late 1997. There are no assurances that additional capital can be raised or that assets or other businesses that generate operating income to the Company can be realized in time or in amounts adequate to enable the Company to continue its operations as a going concern, or that operating profits will be ultimately derived from the gas conversion technology.


                            Analysis of Cash Flow

      As discussed under "Results of Operations,"the Company had net losses during the first nine months of $413,949 in 1996 and $1,016,337 in 1995. The 1995 non-cash expenses include the allowance for loss on sale of assets of $230,000, a foreign currency translation of $5,550, and depreciation and amortization of $161,478. This compares to a $100,000 loss recorded on the sale of assets during 1996, no foreign currency translation during 1996, and a 21% reduction in the 1996 depreciation expense due to the liquidation of Future Fuels and the write off of the associated goodwill. The 1996 period also includes a $108,791 non-cash income item derived from the offset of an accrued liability that is deemed to be not payable, and a $27,000 reduction in accounts payable due to a settlement agreement.

      Changes in operating assets and liabilities include a $120,000 increase in license fees receivable and a $158,614 increase in accounts receivable during 1996 compared to no increases in license fees receivable and a $783,720 increase in accounts receivable for 1995. The decrease reflects payments received during 1996.

      Other current assets increased by $170,863 during the first nine months of 1996 compared to a $6,653 increase during the first nine months of 1995. The increase is primarily due to a $71,813 property tax refund and a $50,000 stock issuance receivable. Deposits and other assets increased by $2,433 during the first nine months of 1996 compared to a decrease of $18,980 during the comparable 1995 period. Billings in excess of costs and estimated earnings on uncompleted contracts decreased by $109,393 during the first nine months of 1995. With the termination of the Henan Project contract with no other contracts in place, there were no 1996 increases or decreases in billings in excess of costs and estimated earnings on uncompleted contracts. Accounts payable decreased by $440,912 during the first nine months of 1996 compared to a $349,005 increase during the comparable period of 1995.

      During the first nine months of 1996, $830,036 cash was used in operating activities compared to a net cash usage of $1,107,923 for the comparable first nine months of 1995.

      There were no investing activities during the first nine months of 1996 compared to $251,275 proceeds from the sale of assets during the first nine months of 1995.

      The Company financed the majority of its activities by net proceeds of $1,024,614 from three private placements of its common stock during the first nine months of 1996 and notes payable for $40,500 compared to a $142,487 note payable and a $804 capital lease reduction during 1995. In 1995, the Company's capital lease obligation was terminated through the Future Fuels liquidation. As a result of these activities, the net cash provided by financing activities in the nine months of 1996 was $1,024,614 compared to $141,683 during the first nine months of 1995.

                                                       PAGE 13
      Cash increased during the first nine months of 1996 by $194,578 compared to a decrease of $714,965 for the first nine months of 1995.
 These changes increased the ending cash balance to $210,486 at September 30, 1996 from $15,908 at December 31, 1995. During the first nine months of 1995, the $890,717 balance at December 31, 1994 decreased to $175,752 at September 30, 1995.


                         PART II - OTHER INFORMATION

 Item 1.  Legal Proceedings.  None.


 Item 2.  Change in Securities.  None.


 Item 3.  Defaults Upon Senior Securities.  None.


 Item 4.  Submission of Matters to a Vote of Security Holders.

      The Company's annual meeting of shareholders was held on September 19, 1996. At the meeting, Dennis L. Yakobson was elected to a term ending in 1999 as a member of the board of directors. The terms of Ronald C. Butz, Mark S. Bohn, D. Barry McKennitt and Erich W. Tiepel as directors continue after the meeting. The shareholders also adopted the Company's 1996 Stock Option Plan which authorizes purchase of 500,000 shares of the Company's common stock by employees, directors and consultants pursuant to stock options to be granted.

      The following tabulation shows the votes cast at the meeting on each matter voted upon, including election of directors.


                                                Withheld/     Not
                                  For           Against       Voted
                                  ---           ---------     -----
 Election of Directors:

      Dennis L. Yakobson          8,104,089       391,461           0

 Approval of the 1996 Stock
   Option Plan:
                                  7,149,052     1,240,145     106,353



 Item 5.  Other Information.  None.


 Item 6.  Exhibits and Reports on Form 8-K.

 (a)  Exhibits.  None

 (b) A Form 8-K dated September 4, 1996 was filed reporting completion of the private placement of the Company's convertible promissory notes and discharge of deferred officer salaries and past due accounts payable.

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               RENTECH, INC.


 Dated: November 5, 1996         (signature)
                               ----------------------------------
                               James P. Samuels
                               Vice President-Finance and
                               Chief Financial Officer