Form 10KSB
period 1996-09-30
RENTECH INC /CO/
filed 1997-01-15
CIK 868725

                                                      PAGE 1
                   U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-KSB


  [   ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

  [ X ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from January 1, 1996 to September 30, 1996

                         Commission File No. 0-19260


                                RENTECH, INC.
                (Name of small business issuer in its charter)


  Colorado                                                      84-0957421
  (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                        Identification No.

  1331 17th Street, Suite 720
  Denver, Colorado                                                   80202
  (Address of principal executive offices)                      (Zip Code)

       Issuer's telephone number, including area code:  (303) 298-8008
         Securities registered pursuant to Section 12(b) of the Act:

                                    None

         Securities registered pursuant to Section 12(g) of the Act:

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

       Check if there is no disclosure of delinquent filers in response to
  Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

       The issuer's revenues for the nine month period ended September 30, 1996 were $295,176.

       The aggregate market value of voting stock held by nonaffiliates of the issuer as of December 16, 1996 was $2,543,032, based upon the average bid and asked prices of such stock on that date.

       The number of shares outstanding of the issuer's common stock, as of December 16, 1996 was 14,975,116.

         Transitional Small Business Disclosure Format.  Yes      No   X

                                  PART I

  Item 1.  Description of Business

  General

       Rentech, Inc. (the Company or Rentech) was organized as a Colorado corporation in 1981 to develop and exploit its technology for the conversion of low-value carbon bearing solids or gases into valuable liquid hydrocarbons, including premium diesel fuel, naphthas and waxes. The technical feasibility of the Company's technology, that is, ability of the Company's conversion process to convert carbon-bearing gases into valuable liquid hydrocarbons (Technology) was established in the Company's first pilot plant which operated periodically between 1982 and 1985, and again in its second pilot plant operated during 1989.

       The Rentech Technology is based upon the Fischer-Tropsch conversion process that was originally developed in Germany during the 1930s to create synthetic fuels. When petroleum imports became readily available after World War II, Fischer-Tropsch research was abandoned. The Arab oil embargo of 1973 created fuel shortages, and that crisis renewed interest in Fischer-Tropsch processes. Research was conducted at the Naval Weapons Center in China Lake, California and later at the Solar Energy Research Institute in Golden, Colorado. Based in part on those efforts, Rentech developed its own conversion process and a catalyst that is essential to use of its Technology.

       Economic use of the Rentech Technology depends upon inexpensive sources of carbon-bearing gas or solids that can be efficiently converted into feedstock gases. That normally will require location of conversion plants near the fuel sources.

       The Rentech Technology uses as feedstock natural gas from gas wells that are not producing or that flare gas, or synthesis gas, a mixture of hydrogen and carbon monoxide gases, produced by gasification of coal. These sources of fuel are in abundant supply worldwide. The Technology can provide a means of utilizing gas resources that are currently unmarketable due to their remote locations or because of the presence of diluents such as carbon dioxide or nitrogen. Other sources of feedstock include methane, a gas collected from coal beds, as well as industrial off gases.

       The principal products of the Rentech process are clean-burning and premium-grade diesel fuel, naphthas useful as a feedstock for chemical processing and for refining into varnishes and mineral spirits, and waxes useful in hot-melt adhesives, inks and coatings, and a variety of other wax-based products.

       The Company's business is licensing the Rentech Technology, including sale of its proprietary catalyst, in exchange for license fees and ongoing royalties on the production of liquid hydrocarbons from conversion plants that use the Technology and are constructed and owned by licensees. Rentech also provides engineering design and technical services under contract with its licensees for their use in constructing their plants, and it provides engineering services and startup operational support services on a fee basis for licensed plants. In addition, Rentech may reserve the right to contract for the engineering and supply of the synthesis gas conversion reactor modules that are essential to use of its Technology in conversion plants. The Company has not in the past year and does not in the future intend to incur any costs for constructing plants that it would own, except that it may make investments to participate in minority ownership of future plants constructed by licensees. See "Description of Business - Present Licenses and Contracts for the Gas Conversion Technology."

                                                      PAGE 3
  Developments During 1994, 1995 and 1996

  Future Fuels Subcontract for Henan Project, China

       In 1994 the Company, through its wholly-owned subsidiary, Future Fuels Pty Ltd., an Australian corporation, obtained a design and procurement subcontract for a plant to be constructed in Henan, China. The plant was licensed to use the Rentech Technology for the production of diesel fuel and waxes as a small part of its overall production of liquid hydrocarbons to be derived from the gasification of coal. The primary purpose of the plant is to use coal gasification to produce a low grade liquid fuel for local use in nearby cities. The subcontract was awarded to Future Fuels by an Australian joint venture comprised of Energy Equipment Pty Ltd. and CMPS&F Pty Ltd. The joint venture, which is the developer of the Henan Project, had entered into a contract with the local Chinese government for construction of the project. During 1995, Future Fuels delivered basic design documentation and test reports for the design of the Henan plant to the Australian joint venture. The joint venture contended that the basic design documentation and test reports were not timely delivered according to the subcontract between Future Fuels and the joint venture. Future Fuels asserted that it had met the contract requirements, and a contract dispute procedure was invoked by the parties. After negotiations, the parties agreed to discontinue work on the subcontract, thus ending Rentech's involvement with the Henan Project. Management of Rentech believes that the subcontract was terminated due to changes in strategy by the Chinese government or the joint venture relating to financing of the Henan Project or the products to be obtained.

       After the loss of its only major contract, Future Fuels terminated the employment of all its employees and independent contractors as of December 31, 1995 and went out of business. On February 16, 1996, Future Fuels filed in an Australian court for liquidation. A liquidator for Future Fuels was appointed by Australian court order on March 21, 1996, pursuant to Australian law. These transactions ended Rentech's involvement with the Henan Project in China, ending its subcontract in the approximate amount of $10.9 million from which Rentech had expected substantial profits over the period from 1994 through 1998 in progress payments, and terminated Rentech's business conducted through Future Fuels.

  Arunachal Pradesh Project, India

       In 1994 the Company contracted to provide the basic engineering design for a gas conversion plant to be constructed in the state of Arunachal Pradesh in India. The plant is licensed by the Company to use the Rentech Technology, and is to produce only products that are based upon the Technology. During 1995 Rentech completed the preliminary engineering design for the Arunachal Pradesh plant. Rentech received a $250,000 contract in February 1996 for the basic engineering design for the plant. The plant is now in the final design phase for construction. See Part I,
  Item 1, "Description of Business--Present Licenses and Contracts for the Gas Conversion Technology."

  ITN/ES LLC

       As a step in its goal of broadening its business beyond licensing its gas conversion Technology, in October 1996 Rentech and ITN Energy Systems, Inc., a Colorado corporation, agreed to form a limited liability company called ITN/ES LLC to commercially exploit technologies developed and owned by ITN Energy Systems, Inc. The technologies will be contributed to the LLC by ITN Energy Systems, Inc., which will be the manager of the LLC. The LLC was organized under Colorado law.

       The technologies and products to be owned by the LLC include production of thin-film electronic substrates by deposition upon which computer chips can be mounted; advanced processes for ceramic deposition on materials to improve their capacity to withstand heat and wear; and utilization of shape memory alloys that are highly advanced metals which by the proper application of heat, cold or electrical impulse can perform a mechanical function with precision for long periods of time.

       Rentech's ownership interest in the LLC and all of its technologies is to be 10%, subject to contribution of $200,000 in cash and 1,200,000 shares of Rentech restricted common stock by February 14, 1997, or upon contribution of an additional $25,000, by April 15, 1997. Rentech is to register its shares issued to the LLC within 120 days after issuance, and if it has not, is required to issue an additional 400,000 shares to ITN/ES LLC.

       The agreement between ITN Energy Systems, Inc. and Rentech recognizes that commercialization of the technologies already in existence as well as those that may be developed in the future by ITN/ES LLC may require establishment of additional business entities. Rentech by mutual agreement, may provide additional capital to increase its ownership interest up to a maximum of 49% of each technology in which it invests.

  Okon Acquisition Agreement

       Rentech has entered into an agreement on December 6, 1996 to purchase the assets of Okon, Inc. of Lakewood, Colorado. The Company intends to use the assets to engage in the business of producing and selling water repellent sealers and stains for wood, concrete and masonry. The purchase price is $1,300,000, of which $50,000 has been advanced and $950,000 is to be paid in cash upon closing and $300,000 is due by the terms of a promissory note. The note is payable in 12 monthly installments commencing one year after the closing.

       Okon, Inc. has been engaged for over 20 years in the business of manufacturing and marketing biodegradable and environmentally clean water-based wood stains, concrete stains, block pluggers and other water repellent sealers. The chemistry of Okon's products exceed current Environmental Protection Agency standards for Volatile Organic Compounds (V.O.C.), and Rentech's management therefore considers the products to be environmentally friendly. The Company believes that the business is well-positioned to take advantage of a nationwide movement by state and federal agencies to further regulate and restrict the V.O.C. contents of paints, stains and sealers. The majority of wood stains, concrete stains and block pluggers currently on the market contain V.O.C. levels that are increasingly considered unacceptable in several regions of the United States. State and federal government agencies have proposed further restrictions to limit the levels of V.O.C. contained in products. The restrictions have effectively prohibited the sale and use of high V.O.C. products in certain states such as California.

       Management believes that the acquisition of the Okon assets by the Company fits well into Rentech's business development plan. Okon's assets provide an environmentally friendly line of products and are expected to generate sales revenues that the Company believes have a potential for growth. Okon's trade name is a recognized name within its industry. The environmental advantages of the Okon products complement Rentech's continued dedication to its business philosophy of producing environmentally cleaner fuels and products from its patented and proprietary gas conversion technology. The acquisition of Okon's assets will produce revenues to Rentech and a cash flow that provides a more secure financial base from which Rentech can expand and strengthen its core business.

       Completion of the asset acquisition is subject to due diligence and funding of the purchase by Rentech by January 24, 1997, which date can be extended to March 24, 1997 by payment of an additional $50,000. Rentech must obtain funding for the cash due at closing to complete the purchase. There is no assurance that such funding can be obtained or that acquisition of the assets will be completed. The transaction is subject to other material terms and conditions as disclosed in the purchase agreement filed as an exhibit to this report.

  Synhytech Plant

       In 1985, Fuel Resources Development Company (Fuelco), a wholly-owned subsidiary of Public Service Company of Colorado (PSCo), evaluated Rentech's Technology. In 1986 Rentech granted Fuelco the right to obtain an option to license the Technology, and Fuelco continued its evaluation. Fuelco subsequently assisted with construction and operation of the second pilot plant in 1989. Successful operation of that plant confirmed the technical feasibility of the Technology, that is, the ability of the Technology to convert carbon-bearing gases, and solids converted into such gases, that are fed to a conversion plant, into valuable liquid hydrocarbons such as diesel fuel, naphthas, and waxes. In 1990 Fuelco began construction of the first full-scale conversion plant, located near Pueblo, Colorado. This plant, called the Synhytech plant, cost Fuelco approximately $25 million to construct, maintain and operate, and was specifically designed and constructed to use methane gas from an adjacent landfill as its feedstock. The plant was designed and built by a contractor for Fuelco to produce 235 barrels of liquid hydrocarbons per day. Fuelco commenced start up operations of the Synhytech Plant and first produced liquid hydrocarbons in January 1992. Rentech's Technology, including its synthesis reactors and catalyst, performed as expected. Fuelco was unable, however, to produce enough methane from the landfill to operate the plant. Contrary to the results that Fuelco expected based upon previous test drilling into the landfill, most of the methane produced by decomposition of the landfill apparently escaped into the atmosphere rather than entering the gas gathering pipeline that Fuelco had installed in the landfill for delivery of the landfill gas to the Synhytech plant. Further, the composition of the gas was considerably different than the gas Fuelco had determined would be produced. Consequently, the gas that was produced was collected in inadequate volumes was not a suitable feedstock for the Synhytech plant because it did not contain the combination of carbon-bearing materials that Fuelco projected and for which the plant was specifically designed. The deficiencies in Fuelco's ability to collect its projected volume of landfill gas and in the composition of the landfill gas that it did collect have no relation to the technical feasibility of the Rentech Technology, which cannot be applied without an adequate volume of gas that is the same as that which a plant is designed to use.

       Fuelco constructed a pipeline to bring an expensive and limited supply of natural gas to the plant as an alternative feedstock on a temporary basis. Fuelco operated the plant with a mixture of the pipeline natural gas and the landfill gas. Because this temporary gas supply was not intended to be a permanent supply due to the high cost of the natural gas, because it was delivered under too low a pressure to meet the plant's design requirements, and because the natural gas supply was subject to cutoff in favor of prior users during periods of high demand for gas, Fuelco shut down operations of the plant in May 1992 to seek a better feedstock source and to repair mechanical problems in the conventional systems of the plant. In mid-1992, before Fuelco could solve these problems, PSCo, as part of its decision to return to its core business of producing and selling electricity, decided to divest several subsidiary businesses, including its real estate development business and Fuelco and its Synhytech operations. After extensive negotiations based upon the potential of claims by Rentech against PSCo and Fuelco, they transferred all interests in the Synhytech plant to Rentech in May 1993, together with associated equipment and assets, including $650,000 in cash and all the machinery, equipment and other assets assembled by Fuelco in Boulder, Colorado to manufacture Rentech's proprietary catalyst. The primary motivation for PSCo to enter into the transfer agreement was Rentech's agreement to release its claims that PSCo and Fuelco failed to perform under its license agreement with Rentech to construct and operate a commercial size plant. The transfer required no cash or stock from Rentech, but instead was based on termination of the relationship between the companies and release of Rentech's claims against Fuelco and PSCo. Rentech assumed equipment sublease obligations for computers, vehicles and equipment associated with the Synhytech plant and agreed to remove the plant and clean up the site upon its final decision to discontinue operations of the plant. Fuelco's 20% interest in Rentech's future revenues from royalties and license fees reverted to Rentech. PSCo retained its equity interest in the Company and presently owns approximately 4.8% of Rentech's common stock.

       In February 1993, Rentech took possession of the Synhytech plant and the related assets acquired from Fuelco and Public Service Company of Colorado. Before acquiring the Synhytech plant, Rentech had entered into negotiations with prospective licensees that had indicated a substantial interest in acquiring licenses if the Company could provide data from actual operations of a full-size plant. In order to provide verifiable statistics and evidence for prospective licensees, and to evaluate the plant and its components for resale to one or more prospective licensees, Rentech decided to operate the plant for a short period of time. Rentech therefore converted the plant during 1993 for use of natural gas rather than landfill gas; corrected or resized several items of equipment and other associated hardware; and modified several aspects of the engineering design used by Fuelco for the conventional systems of the plant. Rentech's costs to convert the plant, including operations during the demonstration run and assumption of all obligations for equipment leases, gas supply contracts and utilities, were approximately $3.3 million.

       In accordance with the Company's plan to provide operating data on its Technology in a full-size, commercial scale plant and to evaluate the plant and its components for resale, Rentech operated the modified Synhytech plant successfully in a continuous state for three weeks during July and August 1993. As planned, the plant was then shut down pending a decision by Rentech's management regarding its sale or other disposition. During the demonstration phase, the plant operated at design specifications, produced the expected range of hydrocarbon products, and achieved the design conversion ratios anticipated for Rentech's proprietary catalyst used in the conversion process. The technical data collected and initial product test results show the process is feasible for commercial exploitation. The operations produced liquid hydrocarbon products, samples of which are available to prospective licensees for their evaluation of uses, markets and pricing of the products. Valuable engineering and operational data bearing on the efficiency and economics of the Technology were collected and will also be used by licensees in the design of their own plants. Based on these results and the observations of them made by several prospective licensees, Rentech was able to obtain arrangements for use of its Technology in the Henan Plant in China, now deemed terminated for accounting purposes (see
  Part I, Item 1, "Description of Business--Developments During 1994, 1995 and 1996"), and a preliminary design contract for the Arunachal Pradesh plant under construction in India. See Part I, Item 1, "Description of Business--Present Licenses and Contracts for the Gas Conversion Technology." Rentech expects to recover the related costs of the demonstration run in the Synhytech Plant over the term of present and expected future license agreements.

       In 1993, the Synhytech plant fulfilled Rentech's purpose of demonstrating use of its Technology on a commercial scale that allowed collection of data for use by licensees in their plants. However, Fuelco's inability to obtain its projected quantities and adequate quality of landfill gas feedstock from the landfill adversely impacted the economic viability of the plant, thus preventing it from ever being operated at a profit at the Pueblo site. The Company's present business plan for its Technology remains focused on licensing its Technology to licensees for plants they construct to use Rentech's gas conversion process. Accordingly, in 1995, Rentech sold the Synhytech plant as a whole, except for the buildings used for support activities, to its licensee for the India plant. The plant was dismantled in 1996 and the component parts were shipped to India to be used in the plant under design for use of the Rentech Technology in Arunachal Pradesh, India.

  General Arrangements for Licensing Gas Conversion Technology

       The Company's objective for its Technology is to license the Technology for use in plants to be constructed and financed by licensees. Rentech intends to use the information obtained from conducting the demonstration run in the Synhytech plant to encourage additional licensees and potential licensees to construct their own plants using Rentech's Technology. Rentech expects that other prospective licensees will await completion of the Arunachal Pradesh plant in India and its successful operation before they commit to enter into licenses of the Technology or begin design work for constructing their own plants to use the Rentech Technology.

       Rentech's Technology is innovative, has been presented at energy industry conferences, and has become generally known throughout the energy industry. Interested businesses that are potential licensees have initiated contacts with the Company. The Company has also had negotiations with potential licensees who were introduced through its present licensees.

       Rentech's licensees are responsible for financing, constructing and operating their own process plants that use the Rentech Technology and catalyst, including payment for the gas conversion reactors that are constructed for Rentech to the special design specifications required for each plant. It is the licensee's obligation to obtain the feedstock material, either carbon-burning solids or gases, to be used at the licensee's plant. Upon production of liquid hydrocarbons, each licensee is responsible for marketing its own products.

       Conversion plants that use the Rentech Technology may be designed to produce from several hundred up to approximately five thousand or more barrels per day of product. The plants are expected to be assembled from component systems that are trucked into remote locations where inexpensive sources of feedstock gas may be available. Plants with the largest production capabilities may have to be constructed directly at the sites where they are to be operated. The cost of constructing conversion plants will vary depending upon their production capacity, available infrastructure for electrical power, water supplies, roads, gas pipelines and the like, location and other factors such as costs of financing and whether the feedstock is a gas or carbon-bearing solids that must first be converted to gas.

       To date, Rentech's licensees and prospective licensees are foreign and expect to locate their plants outside the United States. Many foreign nations, such as India, have substantial needs for diesel fuel that are not being met at this time. The designs of plants for use of the Rentech Technology are complex. Business dealings in foreign countries, the ability of licensees to obtain financing for construction of plants, and the complexity of design are factors that may result in delays in the schedules for financing, design, construction and start up of operations of a plant following the initial decision to proceed with construction.

  Present Licenses and Contracts for the Gas Conversion Technology

       Several licenses for use of its Technology have been granted by Rentech, as described in this section. A license authorizes a third party to construct a conversion plant utilizing the Rentech Technology. The license agreements are granted in exchange for license fees, engineering design fees, and continuing production royalties based either upon a percentage of gross proceeds from the sale of liquid hydrocarbons or other products produced through use of the Rentech Technology or based upon some other measure of product value. Licenses may grant either exclusive or non-exclusive rights to use the Technology in identified countries or other geographic areas. The license fees and terms are individually negotiated and vary among licensees.

       In September 1992 Rentech granted the exclusive right to ITN, Inc., a Colorado corporation, to market the Rentech Technology in the country of India to potential owners of Rentech process plants. ITN, Inc. is owned by Dr. Mohan S. Misra, who also owns ITN Energy Systems, Inc., a co-owner with Rentech of ITN/ES LLC. See Item 1, "Description of Business, Developments During 1994, 1995 and 1996." If ITN identifies parties who obtain a license from Rentech and build a plant or plants in India using the Rentech Technology, ITN is entitled to 20% of Rentech's royalty, license fee or other compensation from such plants as its compensation. ITN continues to assist with marketing the Rentech Technology in India.

       Through the efforts of ITN, Rentech has entered into Memoranda of Understanding for the design and construction of three process plants in India using Rentech's Technology. The first plant now under final design and construction, is to be a 350 barrel per day plant, using flared gas in the state of Arunachal Pradesh in northeastern India. The owners are Donyi-Polo Petrochemicals, Ltd., the state government of Arunachal
  Pradesh, and Oil India, Ltd., a government of India enterprise. Gas feedstock that is presently flared from oil wells has been allocated to this project by the state government of Arunachal Pradesh. Between August 1994 and February 1995, Rentech completed a $300,000 preliminary contract for the basic design of the plant that it entered into in 1994 with the plant owners. In 1995, Donyi-Polo Petrochemicals, which acquired the license from Rentech, purchased Rentech's Synhytech plant near Pueblo, Colorado for relocation to Arunachal Pradesh, to reassemble it and reuse it there. In March 1996, Rentech received $120,000 as the initial payment due toward its license fee. The Synhytech plant, which will provide the majority of base components of the proposed plant, was relocated to the Arunachal Pradesh site in India in late 1996. In addition to the $250,000 contract for engineering services awarded to Rentech, (see Part I, Item 1, "Description of Business--Developments During 1994, 1995 and 1996"), Donyi-Polo Petrochemicals has contracted with Humphries & Glasgow, Bombay, India, for the prime engineering contract and has entered into a contract for the design and fabrication of the required wax distillation equipment. Construction contracts are expected to be let after completion of the final engineering design by Humphries & Glasgow. That design is expected to be finished in early 1997. Donyi-Polo has announced that construction of the plant is to commence upon completion of the final engineering design but may be delayed due to monsoon weather.

       A second Memorandum of Understanding has been entered into for an Indian plant to produce 300 barrels of hydrocarbon products per day and to be located in the state of Gujarat in northwestern India. The plant is planned to use flared gas and will be owned by Metropolitan Organic and Chemical Industries, Ltd., a large integrated industrial corporation headquartered in Bombay, the Gujarat Petrochemicals Corporation, Ltd., a state owned company, and ITN-Inc., Rentech's Indian representative.
  Definite plans to proceed with this project have not been made, and Rentech does not expect engineering design contracts, license fees or other revenues from it in the foreseeable future.

       A third Memorandum of Understanding is for a plant ranging from 500 to 2,500 barrels per day, using synthesis gas produced from coal as its feedstock. The owners will be OSWAL Agro Mills, Ltd., New Delhi, one of India's largest business conglomerates, and Rentech, India, a proposed subsidiary of Esquire Gujarat Petrochemicals Corporation, Ltd. Definite plans to proceed with this third project have not been made, and Rentech does not expect engineering design contracts, license fees or revenues from it in the foreseeable future.

       Rentech has been requested by Oil and Natural Gas Commission, the state oil company of India, to prepare quotations for the design of two gas conversion facilities in India that would use the Rentech Technology. The plans under consideration would be sized to produce 2,800 and 10,000 barrels per day of production of products from use of the Rentech Technology. No decisions have been made to proceed with these plants, and Rentech does not expect engineering design contracts, license fees or revenues from them in the foreseeable future.

       Several licenses have been allowed by the licensees to expire without construction of a plant. In other cases, the licensees are seeking financing or adequate supplies of feedstock. Some licensees are waiting to learn the results of operation of the Arunachal Pradesh plant in India or another commercial size plant using the Rentech Technology.


  Markets and Marketing of Products Produced by the Gas Conversion Technology

       The market for diesel fuel is well established, extends worldwide, is large, and is expected to increase. Industry estimates are that 80 million gallons per day of diesel fuel were produced domestically in the United States during 1995. Recent total distillate fuel oil consumption in the United States was approximately 123 million gallons per day, and over 700 million gallons per day worldwide.

       Laboratory tests made to determine the fuel properties of the diesel fuel produced by use of Rentech's Technology have been made by independent testing agencies. While not exhaustive or definitive from a scientific point of view, these tests indicate that it is a high-grade diesel fuel that provides environmental advantages over regularly available diesel fuel. Compared to commercial No. 2 diesel fuel, the Rentech diesel fuel has four fuel properties that make it less polluting. These are an absence of sulphur, zero percent aromatics by volume, higher cetane number, and a lower 90% distillation temperature. During the tests, Rentech's diesel fuel demonstrated significant reductions in harmful exhaust gas emissions. Based on the test reports, Rentech's management believes that its diesel fuel has improved combustion characteristics as measured by its higher cetane value.

       A series of federal statutes known as the Clean Air Act Amendments of 1990 and the Energy Policy Act of 1992 and related executive orders have established benchmarks for reductions in harmful exhaust emissions within the United States. The U.S. Environmental Protection Agency has required reductions in diesel fuel sulphur to 0.05% weight maximum. The state of California, which has more motor vehicles than any other state, and several other state and local governments, have also adopted legislation establishing allowable levels of exhaust emissions for vehicles and businesses. The California limits include 0.05% sulphur weight maximum and lowering aromatics content to a maximum of 10% by volume. The legislative goals of the various legislative and regulatory requirements are to reduce harmful engine exhaust emissions by reducing fuel aromatics by volume, lowering the 90% distillation temperature, and reducing the sulphur levels of diesel fuels. Initial studies as to the requirements of California and other jurisdictions have shown that emissions of hydrocarbons, carbon monoxide, oxides of nitrogen, and particulate matter seem to be reduced by a reduction in fuel aromatics. Higher cetane numbers were found to reduce hydrocarbon and carbon monoxide emissions. Lowering the sulphur content of diesel fuel helped reduce particulate matter emissions.

       Based on the fuel characteristics tests previously described in this section, Rentech's diesel fuel would seem to have many of the qualities that the emerging legislation requires. Before Rentech's diesel fuel could be said to be a practical solution to the air emission problems, however, long-term engine wear tests are necessary. Studies conducted during the last few years by several companies on commonly available diesel fuels that have low aromatics and low sulphur content show that such fuels may cause premature mechanical failure of some engine parts, particularly fuel injection pumps. However, low sulphur fuel produced from low sulphur crude oil has been used for many years without any noticeable increase in engine failures. Industry studies indicate that increased risk of premature failure of certain classes of fuel injection pumps may be caused by the severe hydrotreating step used by other companies that is necessary to reduce both the aromatic content as well as the sulphur content of commonly available diesel fuel. The Company's Technology used to produce its aromatic and sulphur free diesel fuel from synthesis gas does not require the severe hydrotreating step.

       Some fuel industry researchers have suggested the use of additives to diesel fuels that meet the new regulatory standards as a means of reducing fuel system wear. Additives would increase the cost of such fuels, including Rentech's diesel fuel, if that proved necessary, but preliminary work and studies by others indicate the cost of additives would not be so material as to substantially impact present costs. Rentech's management believes that its diesel fuel can best be used for blending with readily available diesel fuel to reduce the visible and invisible contaminants in exhaust gases produced by combustion engines.

       Unlike alternative fuels such as methanol and compressed natural gas, Rentech's diesel fuel does not require any engine or vehicle modification for use. Fuel mileage may be slightly decreased, although minor engine adjustments are expected to increase the fuel mileage to the level provided by regularly available diesel fuel.

       Rentech has no arrangements by which vehicle manufacturers have approved the use of its fuel and no arrangements for the sale of its products. It is not aware of any reason why its fuel would not be readily saleable and would not command a premium price compared to current diesel fuel prices.

       Rentech's Technology also produces naphthas, which are liquid hydrocarbon products that are lighter than diesel fuel. Naphthas are used extensively in manufacturing processes for products as diverse as paint, printing ink, polish, adhesives, perfumes, glues and fats. Naphthas produced at conversion plants using the Rentech Technology are expected to be in demand due to their lower toxicity and lower aromatic content than other naphthas. Rentech's management is aware of at least one major urban area that limits the amounts of aromatics in naphthas due to environmental concerns. The U.S. market for one type of naphtha that can be produced using the Rentech Technology is estimated at 60,000 barrels per day.

       The wax products produced by the Rentech Technology are expected to be the most valuable products because the existing market prices for waxes are higher for each barrel of wax than for naphthas or diesel fuel. Rentech has contacted at least three potential buyers for large quantities of its wax, and determined that they are interested in the quality and quantity of the wax that would be available after production begins. There are at this time no contracts with purchasers of the wax.

       If required, the conversion process in plants using the Rentech Technology can be easily modified to produce a light crude oil for sale to refineries. Rentech's Technology produces a high-grade crude oil, already partially refined, that management believes could be inexpensively refined in existing refineries into gasoline and other petroleum products for which the markets are well developed and extensive.


  Competition for the Gas Conversion Technology

       Rentech and its licensees are subject to substantial competition, especially for the products of its Technology. Competition in the diesel fuel market is largely a function of price. Thus, the Company's future success will depend upon whether or not its Technology will enable production of the liquid hydrocarbons at a cost that will allow them to be profitably sold. Downward movements in the price of diesel fuel, naphtha or waxes could have an adverse impact upon operations of the Company.

       Several major oil companies are involved in large-scale synthetic fuel development, such as The Royal Dutch Shell Oil Company, Exxon Corporation, and Statoil, the national oil company of Norway. The largest user of similar technology is South African Synthetic Oil, Ltd. (SASOL), a South African company that is engaged in coal gasification to produce synthesis gas that is converted by Fischer-Tropsch reactions into synthetic fuel.

       Rentech's management believes that its patents protect several unique features of its Technology and catalyst that give it competitive advantages in costs and end products over those of its competitors. See Part I, Item 1, "Description of Business--Patents Relating to the Gas Conversion Technology."

       Large synthetic fuel projects require that substantial reserves of natural gas or synthetic gas be readily available, whereas smaller plants using Rentech's Technology can be economically constructed and operated in areas having much smaller reserves of feedstock gas. However, most companies that do or may compete with Rentech are well established and have substantially greater financial, marketing, personnel and other resources than does the Company. No assurance can be given that Rentech will be able successfully to compete on a price basis with either synthetic or natural fuels.


  Catalyst Production for the Gas Conversion Technology

       Use of the Company's Technology requires use of its proprietary catalyst. After several plants are in operation and the volume of catalyst that is required justifies the capital cost of a catalyst manufacturing facility, Rentech plans to manufacture its proprietary catalyst and provide it to its licensees for cost plus a reasonable profit. Until Rentech develops its own manufacturing capability, the catalyst is to be produced by an independent catalyst manufacturer under license from Rentech.

  Feedstock Supplies for the Gas Conversion Technology

       The Company's licensees of its Technology are responsible for obtaining their own supplies of carbon-bearing, low-cost feedstock, usually in substantial quantities. Economic use of the Rentech Technology depends upon inexpensive sources of feedstock. Management believes such feedstock will be readily available to its licensees from inexpensive sources such as natural gas wells that are not producing or that flare gas or that produce gas that is not suitable for commercial sale. Additional sources of feedstock include methane gas collected from coal beds and industrial off gases. Carbon-bearing solids such as coal and biomass that are first converted to synthesis gas, a mixture of hydrogen and carbon monoxide, can provide another feedstock source.

       Future conversion plants will normally be constructed in relatively close proximity to feedstock sources in order to minimize the cost of transporting the feedstock to a plant. However, depending upon future costs and sales prices of Rentech products, it may be economical to construct feedstock collection facilities and transmission pipelines to bring the feedstock to a plant.


  Patents Relating to the Gas Conversion Technology

       Rentech has been granted several United States patents related to certain process applications, products produced, and materials used in its gas conversion process. The patents and a pending application with additional claims are directed to technology in the field of conversion of gaseous hydrocarbons to liquid hydrocarbons through use of Fischer-Tropsch processes.

       Rentech has been granted U.S. patents covering a method for cracking a Fischer-Tropsch wax, a method of making a promoted iron catalyst for Fischer-Tropsch synthesis reactors, a synthetic oxygenated diesel fuel produced by Fischer-Tropsch synthesis, an oxygenated diesel fuel to be used as an additive, and a patent covering the overall process.

       The Company has received notice from the U.S. Patent Office that three additional patents will be issued to it. One of them is for Rentech's oxygenated, sulphur and aromatic-free diesel fuel as an additive. This solidifies its previous patent relating to use of Rentech's diesel fuel as an additive, which increases the oxygen content in diesel fuel while maintaining diesel fuel specification limits for viscosity. Two of the pending patents include key elements of the process that enables Rentech's iron-based catalyst to compete with cobalt-based catalysts. These patents to be issued protect process steps that improve Rentech's carbon conversion efficiency by over 30%. Because Rentech's iron-based catalyst is significantly less expensive than cobalt catalysts, the improvement in conversion efficiency makes Rentech's process cost-competitive. Additionally, cobalt catalysts, due to their toxicity, are less environmentally friendly as they create a waste hazard for their users. By comparison, Rentech's iron-based catalyst can be disposed of in a landfill with no environmental regulation or concerns. These factors make the Rentech process more cost-effective and environmentally safe for converting gases containing hydrocarbons to liquids while allowing Rentech's end products to be competitively priced with products from crude oil or other products made from Fischer-Tropsch processes.

       United States patents issued before the GATT treaty have a term of 17 years from the date of issue. Patents based on applications filed before the GATT treaty was adopted in 1991 have a term of 20 years from the date of application. The issuance of any one or more patents does not assure the Company that competitors or licensees will not engage in infringement of such patents, especially outside the United States where rights to technology are generally not as well protected as in the United States.


  Governmental Regulations Pertaining to the Gas Conversion Technology

       Conversion plants using the Rentech Technology and plants manufacturing Rentech's proprietary catalyst are subject to federal, state and local laws, rules and regulations relating to occupational health and safety as well as those regulating protection of the environment. Compliance with such requirements is not expected to require significant capital expenditures by Rentech and is the responsibility of the licensees that own and operate the plants.


  Research and Development Pertaining to the Gas Conversion Technology

       The Company spent no money on research and development during either the nine-month period ended September 30, 1996, or the 12-month period ended December 31, 1995.


  Employees

       At present, the Company has seven full-time employees, four of whom are officers. One additional officer and director provides consulting services on a part-time basis. Further personnel requirements, if any, will be satisfied as necessary.


  Item 2.  Description of Property

  Synhytech Plant Buildings

       In 1995, the Company sold the Synhytech plant and other equipment and assets that were transferred to it from Public Service Company of Colorado
  (PSCo) and Fuel Resources Development Company (Fuelco) in May 1993. Two buildings formerly used to support operations at the Synhytech plant are located in Pueblo, Colorado, on land leased from PSCo and Fuelco that is owned by the City of Pueblo. The Synhytech plant has been sold and removed from the site by the licensee of the Arunachal Pradesh, India plant. Rentech expects to either sell or lease the buildings on site, depending upon reaching agreement with the city of Pueblo for the city to sell the land on which they are located to buyers of the buildings, or if no agreement is reached, to sell the buildings for disassembly, relocation and reuse off the site. If the buildings are sold to be relocated, the buyer will be required to remove the buildings.


  Office Lease

       The executive offices of the Company are located in Denver, Colorado and consist of approximately 2,977 square feet of office space. The lease expires in November 1999 and includes an option to extend for another five-year term. The rent is approximately $38,700 per year.

  Item 3.  Legal Proceedings

       There are no material legal proceedings pending against the Company or its properties.


  Item 4.  Submission of Matters to a Vote of Securities Holders

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

       The following tabulation shows the votes cast at the meting on each matter voted upon, including election of directors.


                                            Withheld/         Not
                                For         Against           Voted
  Election of Directors:
  Dennis L. Yakobson            8,104,089     391,461               0

  Approval of the 1996 Stock
    Option Plan:                7,149,052   1,240,145         106,353


                                   PART II

  Item 5.  Market For Registrant's Common Equity and Related Stockholder
           Matters

       Beginning in April of 1991, the common stock of the Company trades on the NASDAQ Small-Cap Market under the symbol RNTK. The following table sets forth the high and low bid prices for the Company's common stock, as reported on NASDAQ, for the quarters presented. The bid prices represent inter-dealer quotations, without adjustment for retail mark-ups, mark-downs or commissions and may not necessarily represent the actual transactions.

                              Price Ranges (closing bid)
                      For Fiscal Quarters in 1996, 1995 and 1994
                        1996                    1995                    1994
                  Low         High        Low         High          Low          High

First quarter     3/16        11/16       1-1/8       2             1-5/8        2-1/8
Second quarter     1/4        21/32       29/32       1-1/4         1-3/8        2-3/8
Third quarter     7/32          1/2         5/8       1-1/4         1-1/4        2-5/16
Fourth quarter     ---          ---        7/16       15/16         1-1/4        2-1/8


       Based solely upon the number of record holders, the approximate number of shareholders of the common stock of the Company as of September 30, 1996 was 331. The number of beneficial owners is estimated by management at not less than 1,200.

       No dividends have been declared during the 9-month period ended September 30, 1996 and the 12-month period ended December 31, 1995 with respect to the common stock.

       The Nasdaq Stock Market has proposed increasing its financial requirements for companies whose stocks are listed on Nasdaq. One of the proposals would make stocks trading at less than $1 ineligible for listing. Another would increase the total assets requirement to $3 million. At present Rentech does not meet the $1 stock trading requirement. If it does not meet that proposed requirement upon its approval by the Securities and Exchange Commission within the time allowed, which may occur during 1997, the common stock would be dropped from Nasdaq's Small Cap Market after a grace period. The effect of delisting would have a material adverse effect upon ability of shareholders to sell their stock and upon the value of the stock.

       The following table shows information concerning all sales of the Company's unregistered securities made by the Company during the past three years. The sales were all made without a principal underwriter. The warrants are exercisable at $.25 per share of common stock on or before September 20, 1997.



                             No.         Total                                  Exemptions
Date of        Security      Securities  Offering    Total        Class of      From
Sale           Sold          Sold        Price       Commissions  Purchasers    Registration

Sep. 19, 1994  Common Stock  1,032,000   $1,290,000  $129,000     Accredited    Rule 505 and
                                                                  Investors     506 and
                                                                                Section 4(6)

Sep. 30, 1994  Common Stock    500,000   $  500,000  $0           Accredited    Rule 506 and
                                                                  Investor      Section 4(6)

Jul. 17, 1996  Common Stock    578,126   $  115,625  $0           Accredited    Rule 506 and
               and Warrants                                       Officers and  Section 4(6)
               to Purchase                                        Directors
               826,126
               shares of
               Common Stock

Aug. 1, 1996   Common Stock  3,993,426   $  787,000  $104,761     Accredited    Rules 505, 506,
               and Warrants                                       Investors     and Section 4(6)
               to Purchase
               3,993,426
               shares of
               Common Stock

Sep. 13, 1996  Common Stock    295,274   $   97,537  $0           Accredited    Rules 505, 506
               Stock and                                          Investors     and Section 4(6)
               Warrants to
               Purchase
               138,724
               shares of
               Common Stock




Sep. 30, 1996  Common          151,422   $   37,245  $0           Accredited    Rules 505,
               Stock and                                          Investors     506 and
               Warrants to                                                      Section 4(6)
               Purchase
               33,724
               shares of
               Common Stock



  Item 6.  Management's Discussion and Analysis or Plan of Operation

  Results of Operations

       For the nine months ended September 30, 1996 and the twelve months ended December 31, 1995, the Company had net losses of $392,478 and $2,452,823, respectively. The reduction of approximately 84% in loss for the nine-month period in 1996 compared to the loss for the twelve month period in 1995 is primarily due to discontinuance of work by Future Fuels Pty Limited, a wholly-owned subsidiary, on its engineering design contract for the Henan Project in China, and the shorter period during which general and administrative expenses were incurred. The loss for the nine months ended September 30, 1996 includes an extraordinary gain from debt extinguishment of $200,434. The loss also includes a non-cash allowance of $100,000 on the Synhytech plant held for sale in the 1996 period compared to a non-cash allowance of $240,000 on the sale of Synhytech assets sold during the 1995 period. If these extraordinary and non-cash items are excluded, the comparable losses are $492,478 for the nine months ended September 30, 1996 and $2,222,823 for the twelve months ended December 31, 1995.

       During the nine months ended September 30, 1996 the Company recognized $55,176 in contract revenues related to an engineering design and consulting contract related to the Arunachal Pradesh plant to be constructed in India compared to contract revenues of $970,814 during the twelve months ended December 31, 1995, $629,735 of which was from the Future Fuels contract for the Henan Project in China, $131,666 of which was related to the Arunachal Pradesh project in India, and $209,413 was from services provided to test certain processes at the Synhytech plant before it was removed.

       During the nine months ended September 30, 1996, the Company recognized $240,000 in license fees from Donyi Polo Petrochemicals, Ltd., an Indian corporation, for grant of a license to use the Company's gas conversion technology in the plant under construction by Donyi Polo at Arunachal Pradesh, India. Donyi Polo purchased the Company's Synhytech Plant located at Pueblo, Colorado during 1995, dismantled it and shipped the component parts and systems to India in 1996 for reassembly and use as the basis of the Arunachal Pradesh plant.

       Total revenues for the nine-month period ended September 30, 1996 were reduced by 70% to $295,176, from the $982,633 in total revenues for the twelve months ended December 31, 1995. The reduction primarily reflects discontinuance of the Future Fuels contract for the Henan Project in 1995, which was offset only in small part by the new contract revenues and license fees related to the Arunachal Pradesh project in India.

       During the nine months ended September 30, 1996 the Company incurred cost of contracts of $29,463 related to its design work for the Indian plant compared to $1,381,301 during the twelve months ended December 31, 1995 related to its discontinued contract work for the China project.

       The gross profit of $265,713 for the nine months ended September 30, 1996 is a result of the license fees and engineering design and consulting contract for the Indian plant. The gross loss of $398,668 for the twelve months ended December 31, 1995 is a result of the contract for the Henan Project in China, and reflects greater cost of contracts than revenues from the contract during that period.

       During the nine months ended September 30, 1996 general and administrative expenses decreased by 36% compared to the twelve months ended December 31, 1995. The decrease is primarily caused by the shorter period during which the costs were incurred and the decrease in the holding costs of the Synhytech plant.

       After the Future Fuels contract was discontinued during 1995, Future Fuels was placed in liquidation. The Company consequently recognized a loss on disposition of subsidiary of $500,908 for the 1995 fiscal year.

       Depreciation and amortization decreased by approximately 26% during the nine months ended September 30, 1996 compared to the twelve months ended December 31, 1995 is primarily due to the shorter period during which equipment was depreciated and licensed technology was amortized.

       Loss from operations for the nine months ended September 30, 1996 was reduced by 74% to a loss of $553,799 compared to a loss of $2,147,225 for the twelve months in 1995. The reduced loss in large part reflects both the reduction of total operating expenses and costs of contracts related to Future Fuels and elimination of the Synhytech holding costs, the benefit of which was offset in part by the corresponding reduction in revenues from the discontinued contract of Future Fuels for the Henan Project.

       Gain of $3,140 on sale of assets for the nine months ended September 30, 1996 reflects sale of an individual component of the Synhytech plant that was not purchased for relocation to India, compared to the loss of $240,329 from sale of the Synhytech plant during the twelve months ended December 31, 1995. During the nine months ended September 30, 1996 the Company recognized a write-down of $100,000 on the Synhytech plant held for sale. During the twelve months ended December 31, 1995, the Company recorded a loss of $75,000 on its investment in Clean Fuels Development Corporation, a licensee which did not proceed with development of a gas processing plant intended to use the Company's technology. During the nine months ended September 30, 1996 the Company had $71,813 in other income from refund of a property tax paid in a prior period. Interest income was reduced by approximately 80% for the nine months ended September 30, 1996 compared to the twelve months ended December 31, 1995 reflecting lower cash balances during most of the later period. Interest expense increased by approximately 100% during the nine months of the 1996 period compared to the twelve months of the 1995 period due to interest paid on the convertible notes that were converted into the Company's stock during September 1996.

  Liquidity and Capital Resources

       The Company has incurred losses since its inception that raise substantial doubt about its ability to continue as a going concern. At September 30, 1996, the Company had working capital of $456,560 as compared to a working capital deficit of $388,159 at December 31, 1995. The increase in working capital is due to the issuance during the nine months ended September 30, 1996 of 1,024,822 shares of common stock as payment of debts totaling $365,001. During the 1996 period the Company also borrowed $787,000 in the form of convertible notes payable. During September 1996 these notes plus interest were converted into 3,993,426 shares of the Company's common stock. These stock issuances were the primary cause of the Company's working capital balance at September 30, 1996.

       The Company's financial outlook was seriously worsened in the fourth quarter of 1995 when a contract dispute arose between the Company's Australian subsidiary, Future Fuels Pty Ltd., and the Australian joint venture composed of Energy Equipment Pty Ltd. and CMPS&F Pty Ltd. The joint venture had let a subcontract to Future Fuels to provide basic engineering design and operating data to the joint venture for construction of the Henan Project in China. As a result of the dispute, the subcontract was suspended in 1995 and considered terminated at December 31, 1995 for accounting purposes. The discontinuance of Future Fuels' subcontract for the Henan Project deprived the Company of what it had expected to be the major source of its income through 1998. The contract was for a total of approximately $10.9 million, of which approximately $1,431,000 had been received. Future Fuels was owed approximately $356,000 by the joint venture when the subcontract was deemed terminated, and does not expect to recover that sum from the joint venture. As a result of the discontinuation, and ultimate termination for accounting purposes, of Future Fuels' contract for the Henan Project, the operations of Future Fuels were closed, the employees and independent contractors discharged, and the business wound up in late 1995. In February 1996, Future Fuels filed for liquidation under Australian law. On March 21, 1996, a trustee was appointed to liquidate the assets and discharge the liabilities to the extent of the assets. The liabilities of Future Fuels exceed the value of its assets, and the Company, as sole shareholder and major creditor, does not expect to receive any distribution from the liquidation of the subsidiary.

       During the third quarter of 1996 the Company received net proceeds of $787,000 from a private placement of its common stock. The Company issued its 10% convertible promissory notes that were converted into 3,993,426 shares of its common stock on September 20, 1996 at $0.20 per share. By conversion, the note holders became entitled to stock purchase warrants authorizing purchase of additional shares of common stock at $.25 per share through September 20, 1997. The number of shares subject to a warrant are equal to the number of shares a note holder received upon conversion of his note. The Company has caused all the shares acquired upon conversion of the notes and exercise of the stock purchase warrants to be registered under the Securities Act of 1933, as amended.

       The funds from the 1996 private placement are expected to be adequate to fund the Company's operations at the current reduced level into the first quarter of 1997. In order to provide working capital for periods beyond that time, the Company plans to conduct additional private placements of its common stock or other securities in exchange for cash, assets or businesses that generate net profits. The Company is actively seeking such opportunities and pursuing its business plan to diversify into other fields. The Company's ability to continue operations depends upon whether it can obtain financing of approximately $1,500,000 to accomplish its planned acquisitions and generate operating income from them before its working capital is exhausted. See Part 1, Item 1, Description of Business - ITN/ES

  LLC, and Okon Acquisition Agreement and Note 1 to the Financial Statements for details of management's plans relative to the going concern problem.
       The Company intends to continue to license its gas conversion technology and expects to realize income from license fees and construction subcontracts for the Arunachal Pradesh project in India and from other projects that it seeks in India and elsewhere. Approximately $65,000 from work on the Company's engineering contract for the Arunachal Pradesh project in India is expected over the next 12 months. Additional income from the gas conversion technology is not anticipated until after startup and production from the plant, which is not expected before late 1997. There are no assurances that additional capital can be raised or that assets or other businesses that generate operating income to the Company can be realized in time or in amounts adequate to enable the Company to continue its operations as a going concern, or that operating profits will be ultimately derived from the gas conversion technology.

       The Company has made no commitments for material capital expenditures, either in the short or the long term, and does not presently expect such requirements in the near future.

       The Company has deferred tax assets with a 100% valuation allowance at September 30, 1996 and December 31, 1995. Management is not able to determine if it is more likely than not that the deferred tax assets will be realized.

                             Analysis of Cash Flow

       The Company had net losses from operations of $392,478 during the nine months ended September 30, 1996 and $2,452,823 during the twelve months ended December 31, 1995. During the nine-month period in 1996, non-cash expenses included depreciation which was 36% less than during the twelve-month period in 1995, primarily due to the shorter period during which equipment was depreciated, amortization which was 41% less than during the twelve-month period in 1995 primarily due to the shorter period during which licensed technology was amortized, a $100,000 write-down of the Synhytech plant held for sale, and a gain of $3,140 on sale of assets compared to a $240,329 loss on sale of assets in the 1995 period due to sale of the Synhytech plant. Shares of the Company's common stock were issued in the nine-month period to discharge $151,125 due for services.
  The Company recorded a bad debt expense of $103,930 for the twelve months ended December 31, 1995, realized a loss of $500,908 on disposition of its Future Fuels subsidiary in the 1995 period, and recorded a loss on investment of $75,000 during the 1995 period.

       Changes in operating assets and liabilities were significantly affected during the nine months ended September 30, 1996 by the receipt of proceeds from the sale of non-subordinated notes payable. The Company was able to pay down approximately $533,000 of its accounts payable. There was no reduction in restricted cash during the 1996 period compared to a $25,000 reduction in restricted cash in the twelve months ended December 31, 1995. Accounts receivable decreased by $38,613 during the 1996 period compared to a $237,070 increase during the 1995 period. There was an increase of $4,239 in advances and other current assets during the 1996 period compared to a decrease of $12,832 during the 1995 period. Accrued liabilities increased by $30,290 during the 1996 period, compared to a $24,354 increase during the 1995 period. Billings in excess of costs and estimated earnings on uncompleted contracts decreased by $109,393 during the twelve months ended December 31, 1996 due to termination of the contract for the Henan project.

       The total net cash used in operating activities decreased by 60% to $493,234 in the nine months ended September 30, 1996 compared to a decrease of $1,253,642 during the twelve months ended December 31, 1995. The decrease reflects discontinuance of work on the Future Fuels contract for the Henan Project in China, as well as the shorter period during which general and administrative expenses were incurred.

       Investing activities during the nine months ended September 30, 1996 resulted in $3,140 in proceeds from the sale of assets compared to $223,620 in proceeds from the sale of the Synhytech plant during the twelve months ended December 31, 1995. There was no purchase of equipment during the 1996 period compared to equipment purchases of $6,480 during the 1995 period.
  The net cash provided by investing activities during the 1996 period decreased to $5,573 from $220,770 during the 1995 period.

       Financing activities during the nine months ended September 30, 1996 produced $50,000 as proceeds from issuances of common stock and $798,750 as proceeds from non-subordinated notes payable, offset by offering costs of $104,761. During the twelve months ended December 31, 1995, the Company received $158,063 as proceeds of notes payable, and during the 1996 period, made payments of $61,750 on a note payable. The net cash provided by financing activities during the 1996 period was $682,239, an increase of approximately 77% compared to the $158,063 provided by financing activities for the 1995 period.

       Cash increased during the first nine months of 1996 by $194,578 compared to a decrease of $874,809 for the year ended December 31, 1995. These changes increased the ending cash balance to $210,486 at September 30, 1996 from $15,908 at December 31, 1995.


  Item 7.  Financial Statements

       The financial statements identified in Item 13 are filed as part of this Transition Report on Form 10-KSB.


  Item 8. Changes in and Disagreements with Auditors on Accounting and Financial Disclosure

       The Company has not had a change of its independent auditors during its two most recent fiscal years or subsequent interim period, except that on January 1, 1996, the Company's auditors, Mitchell - Finley and Company, P.C. combined their practice into BDO Seidman, LLP. Thereafter BDO Seidman, LLP became the Company's independent auditors for the 1995 fiscal year. The Company has not reported disagreement with its auditors on any matter of accounting principles or practices or financial statement disclosure.


                                   PART III

  Item 9. Directors, Executive Officers, Promoters and Control Persons;' Compliance with Section 16(a) of the Exchange Act

       The following table sets forth certain information concerning directors and executive officers of the Company:

                                                             Term of Service    Term as
                                                             as an Officer      Director
Name                    Positions Held                       or Director        Expires


Charles B. Benham       Vice President - Research            1981 to date       --
                          and Development
Mark S. Bohn(1)         Vice President - Engineering         1981 to date       1998
                          and Director
Ronald C. Butz(2)       Vice President, Chief Operating      1984 to date       1998
                          Officer, Secretary and Director
D. Barry McKennitt(3)   Director                             1984 to date       1997
James P. Samuels        Vice President - Finance,            1996 to date       --
                          Chief Financial Officer
Erich W. Tiepel(1)(3)   Director                             1983 to date       1997
Dennis L. Yakobson(4)   President, Chief Executive Officer,  1981 to date       1999
                          Director, and Chairman of the
                          Board
--------------------

<F1>  Member of audit committee.
<F2>  Director since 1984 and officer since 1989.
<F3>  Member of stock option committee.
<F4>  President since 1983.



       No arrangements exist between directors, officers or other persons which resulted in the selection or election of any of them. There are no family relationships among the executive officers and directors. All directors are elected for three-year terms expiring at the annual meeting of shareholders or until their successors are elected and qualified. Officers serve at the pleasure of the board of directors, but have employment contracts, as subsequently described. CMPS&F Pty Ltd., an Australian corporation and a shareholder group identified as RIG 86, however, each have the right to nominate one person to serve as a director of the Company. As of this date, these rights have not been exercised.


  Business Experience of Directors and Continuing Officers

       The principal occupations of each executive officer, significant employee and director of the Company for at least the past five years are as follows:

       Charles B. Benham, Vice President - Research and Development--

       Dr. Benham, age 60, received a Bachelor of Science degree in Mechanical Engineering from the University of Colorado in 1958, and a Master of Science degree in Engineering in 1964 and a Ph.D. degree in 1970, both from the University of California at Los Angeles. He worked at the Naval Weapons Center, China Lake, California, from 1958 through 1977 performing research and development on thermal and chemical processes for converting municipal solid wastes to liquid hydrocarbon fuels, thermochemical analyses of solid-fueled and ramjet engines, combustor modeling, rocket motor thrust vector control, rocket motor thrust augmentation, catalyst behavior in carbon monoxide oxidation, and in liquid hydrocarbon fuels for ramjet applications. From 1977 to 1981, he worked at the Solar Energy Research Institute in Golden, Colorado, on thermal and chemical processes for converting agricultural crop residues to diesel fuel, on thermochemical transport of solar energy using ammonia decomposition and steam reforming of methane, and on high temperature applications of solar energy. Dr. Benham has published several articles in the fields of liquid fuel production from organic waste, catalyst pellet behavior and rocket propulsion. He has been an officer of the Company since its inception in 1981 and served as a director from inception until 1996. Dr. Benham devotes his full time to the business of the Company.


       Mark S. Bohn, Vice President - Engineering, Assistant Secretary and Director--

       Dr. Bohn, age 46, received a Bachelors degree in Mechanical Engineering from Georgia Institute of Technology, Atlanta, Georgia, in 1972, and a Master of Science degree in Mechanical Engineering in 1973 and a Ph.D. in Mechanical Engineering in 1976, both from the California Institute of Technology, Pasadena, California. He was employed from 1976 through 1978 at the General Motors Research Laboratories in Warren, Michigan, on research in bluff body aerodynamics, wind tunnel experimentation, flow visualization, and the fluid mechanics of engine intake ports. Since 1978 he has been employed by Midwest Research Institute at the National Renewable Energy Laboratory in Golden, Colorado, working on conversion of organic materials to liquid hydrocarbon fuels, high temperature applications of solar energy, power cycles for ocean thermal energy conversion, direct contact heat transfer and building heat transfer. Dr. Bohn is a registered Professional Engineer in Colorado and a member of the American Society of Mechanical Engineers. He has published several articles on liquid fuel production, organic waste, heat transfer, power cycles, aerodynamics, optics, acoustics, solar thermal energy, and co-authored the textbook Principles of Heat Transfer, (West Educational Publishing). He has been an officer and director of the Company since its inception in 1981, and devotes approximately 20% of his working hours to the business of the Company.

       Ronald C. Butz, Vice President, Chief Operating Officer, Secretary and Director--

       Mr. Butz, age 59, received a Bachelor of Science degree in Civil Engineering from Cornell University in 1961 and a Juris Doctor degree from the University of Denver in 1965. From 1966 to 1982, Mr. Butz was a practicing attorney in Denver, Colorado with the firm of Grant, McHendrie, Haines and Crouse, P.C. In 1982, Mr. Butz became a shareholder, vice president and chief operating officer of World Agricultural Systems, Ltd., a privately-held Colorado corporation specializing in the international marketing of commodity storage systems. He resigned these offices in December 1983. In 1984, Mr. Butz became president of Capital Growth, Inc., a privately-held Colorado corporation providing investment services and venture capital consulting. In 1984, he also became a director of the Company. In October 1989, Mr. Butz was appointed a vice president of the Company, and in June 1990, he was appointed secretary of the Company. Mr. Butz devotes his full time to the business of the Company.


       D. Barry McKennitt, Director--

       Mr. McKennitt, age 58, received a Bachelor of Science degree in Geological Engineering in 1959 and a Master of Science degree in Geology in 1962 from the University of Manitoba and a Masters Degree in Business Administration from Harvard University in 1964. He was employed from 1958 through 1963 by Imperial Oil, Atlantic Richfield and Mobil Oil Company in various capacities, including planning and evaluation, exploration research and exploration and development drilling. Mr. McKennitt was a consulting industrial economist in energy and resource economics from 1964 through 1969 with S.R.I. International in Menlo Park, California. From 1969 through 1971, he was a senior investment analyst for Investors Diversified Services in Minneapolis, Minnesota. In 1971, he joined The Boston Company, Boston, Massachusetts, where he became a senior vice president and group director in investment research and technology responsible for all energy and resource investments. In 1978, Mr. McKennitt founded and was elected president of Energy Associates, Inc., engaged in oil and gas investments and finance. From 1989 to October 1992, he was also a vice president of Equitor North American Asset Management, Inc., the North American investment arm of Standard Chartered Bank of London, UK. In October 1992, Mr. McKennitt was elected executive vice president and director of Constitution Management Company, Inc., a Boston, Massachusetts investment management company. Mr. McKennitt was a founding director of the National Association of Petroleum Investment Analysts for which he has been a past president, director and is an honorary life member. In 1995 he was elected Executive Director of the Association. From 1988 through 1994 he also served on the advisory council of ITT Corporation, Sheraton Hotels division, and since 1991 he has been a member of the advisory council of Associated Luxury Hotels, Inc. He is also a member of the Association for Investment Management and Research, The Boston Security Analysts Society and the Petroleum Analysts of Boston. He has been a director of the Company since 1984.

       James P. Samuels, Vice President - Finance, Chief Financial Officer, Treasurer--

       Mr. Samuels, age 49, has executive experience in general corporate management, finance, sales and marketing, information technologies, and consulting for both large companies and development stage businesses. He received a Bachelor's degree in Business Administration from Lowell Technological Institute, in 1970, and a Master of Business Administration degree in 1972 from Suffolk University, Boston, Massachusetts, in 1972. He completed an executive program in strategic market management through Harvard University in Switzerland in 1984. From December 1995 through April 1996, he provided consulting services in finance and securities law compliance to Telepad Corporation, Herndon Virginia, a company engaged in systems solutions for field force computing. From 1991 through August 1995, he served as chief financial officer, vice president-finance, treasurer and director of Top Source, Inc., Palm Beach Gardens, Florida, a development stage company engaged in developing and commercializing state-of-the-art technologies for the transportation, industrial and petrochemical markets. During that employment, he also served as president of a subsidiary of Top Source, Inc. during 1994 and 1995. From 1989 to 1991, he was vice president and general manager of the Automotive Group of BML Corporation, Mississauga, Ontario, a privately-held company engaged in auto rentals, car leasing, and automotive insurance. From 1983 through 1989, he was employed by Purolator Products Corporation, a large manufacturer and distributor of automotive parts. He was president of the Mississauga, Ontario branch from 1985 to 1989, and director of marketing from 1984 to 1985, and director of business development and planning during 1983 for the Rahway, New Jersey, the filter division headquarters of Purolator Products Corporation. From 1975 to 1983, he was employed by Bendix Automotive Group, Southfield, Michigan, a manufacturer of automotive filters, electronics and brakes. He served in various capacities, including group director for management consulting services on the corporate staff, director of market research and planning, manager of financial analysis and planning, and plant controller at its Fram Autolite division. From 1973 to 1974, he was employed by Bowmar Ali, Inc., Acton, Massachusetts, in various marketing and financial positions, and in 1974 he was managing director of its division in Wiesbaden, Germany.


       Erich W. Tiepel, Director--

       Dr. Tiepel, age 53, obtained a Bachelor of Science degree in Chemical Engineering from the University of Cincinnati in 1967, and a Ph.D. in Chemical Engineering from the University of Florida in 1971. Dr. Tiepel has twenty-three years of experience in all phases of process design and development, plant management and operations for chemical processing plants. In 1981, Dr. Tiepel was a founder of Resource Technologies Group, Inc. ("RTG"), a high technology consulting organization specializing in process engineering, water treatment, hazardous waste remediation, and regulatory affairs. Dr. Tiepel has been president of RTG since its inception. From 1977 to 1981 he was project manager for Wyoming Mineral Corporation, a subsidiary of Westinghouse Electric Corp., Lakewood, Colorado, where his responsibilities included management of the design, contraction and operation of ground water treatment systems for ground water cleanup programs. From 1971 to 1976 he was a principal project engineer for process research for Westinghouse Research Labs. From 1967 to 1971, he was a trainee of the National Science Foundation at the University of Florida in Gainesville, Florida. Dr. Tiepel has been a director of the Company since 1983.

  Dennis L. Yakobson, President, Chief Executive Officer, Director and Chairman of the Board--

       Mr. Yakobson, age 60, received a Bachelor of Science degree in Civil Engineering from Cornell University in 1959 and a Masters Degree in Business Administration from Adelphi University in 1963. From 1960 to 1969 he was employed by Grumman Aerospace Corporation, with the final position held being that of contract administrator with responsibility for negotiation of prime contracts with governmental agencies. From 1969 to 1971 he was employed by Martin Marietta Corporation, Denver, Colorado in a similar position and from 1971 through 1975 was employed by Martin Marietta as marketing engineer in space systems. In 1975 he was employed by Wyoming Mineral Corporation in Denver as a contract administrator. Shortly thereafter, he became group leader-land and was responsible for the direction of all activities in lease administration and for all in-house landmen. In 1976, he was employed by Power Resources Corporation, Denver, Colorado, a mineral exploration company, as vice president-land, secretary, treasurer, and a director. In 1979, he became a director and the secretary of Nova Petroleum Corporation also in Denver, Colorado, and in 1981 became its vice president of administration and finance. He resigned from Nova in November of 1983 to assume the presidency of the Company. Mr. Yakobson devotes his full time to the business of the Company. He serves as chairman of the board of directors of the Company.


  Item 10.  Executive Compensation

  Cash Compensation

       The following table shows all cash compensation paid or to be paid by the Company or any of its subsidiaries, as well as other compensation paid or accrued during the fiscal years indicated and the nine months ended September 30, 1996 to the Chief Executive Officer and the four other highest paid executive officers of the Company as of the end of the Company's last fiscal year whose salary and bonus for such period in all capacities in which the executive officer served exceeded $100,000.

                         Summary Compensation Table

  <CAPTION
                                                                    Long-Term Compensation
                              Annual Compensation                Awards            Payouts
(a)                 (b)   (c)         (d)        (e)        (f)         (g)         (h)      (i)
                                                 Other      Restricted
Name and                                         Annual     Stock                   LTIP      All Other
Principal                                        compen-    Award(s)    Options/    Payouts   Compen-
Position            Year  Salary($)    Bonus($)  sation($)  ($)         SARs(#)     ($)       sation($)

Dennis L. Yakobson  1996  $ 60,937(1)  ---       ---        ---         166,200(2)  ---       ---
  Chief Executive   1995   102,486     ---       ---        ---          79,382     ---       ---
  Officer           1994   105,516     ---       ---        ---          59,382     ---       ---

Ronald C. Butz      1996  $ 58,825(1)  ---       ---        ---         164,440(2)   ---      ---
  Chief Operating   1995    98,934     ---       ---        ---          79,382      ---      ---
  Officer           1994   101,868     ---       ---        ---          59,382      ---      ---

Charles B. Benham   1996  $ 58,825(1)  ---       ---        ---         164,440(2)   ---      ---
  Vice President -  1995    98,934     ---       ---        ---          79,382      ---      ---
  Research &        1994   101,868     ---       ---        ---          59,382      ---      ---
  Development
--------------------

<F1>  For 1996, the period consisted of the nine months ended September 30, 1996.


<F2>  Warrants to purchase shares of common stock at $.25 each expiring September 20, 1997.

  Option/SAR Exercises and Holdings

       The following table sets forth information with respect to the named executives, concerning the exercise of options and/or limited SARs during the last fiscal year and unexercised options and limited SARs held as of the end of the fiscal period for the nine months ended September 30, 1996.


  Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR
  Values:


  (a)                  (b)             (c)            (d)             (e)

                                                      Number of
                                                      Securities      Value of
                                                      Underlying      Unexercised
                                                      Unexercised     In-the-Money
                       Shares                         Options/SARs    Options/SARs
                       Acquired                       at FY-End(#)    at FY-End($)
                       on              Value          Exercisable/    Exercisable/
  Name                 Exercise(#)     Realized ($)   Unexercisable   Unexercisable


  Dennis L. Yakobson   ---             ---            96,882(1)       $0(1)
  Ronald C. Butz       ---             ---            96,882(1)        0(1)
  Charles C. Benham    ---             ---            96,882(1)        0(1)

  --------------------

  <F1>  Exercisable.




  Employment Contracts

       The Company employs Messrs. Yakobson, Benham and Butz pursuant to employment contracts that extend through March 31, 1997. The contracts provide for annual cost of living adjustments only.

       The contracts provide that the individuals will serve as president and chief executive officer, vice president and chief operating officer, and vice president - research and development, respectively, together with such duties, responsibilities and powers as the board of directors may reasonably specify. The contracts provide for three-year terms, and if the Company terminates employment early without cause, for severance pay for the remainder of the term or one year, which ever is more. The contracts impose obligations of confidentiality as well as covenants not to compete with the Company for three years following termination of employment for any reason whatsoever.

  Option/SAR Repricings

       There have been no adjustments or amendments to the exercise price of stock options or SARs previously awarded to any of the named executive officers, whether through amendment, cancellation or replacement grants or any other means during the 9-month period ended September 30, 1996, except warrants to purchase shares of common stock expiring September 20, 1997, as follows:


                    Option/SAR Grants in Last Fiscal Year

                                                                                     Potential Realizable
                                                                                   Value at Assumed Annual
                                                                                    Rates of Stock Price
                                        Individual Grants                       Appreciation for Option Term
(a)                  (b)           (c)              (d)                        (e)        (f)       (g)       (h)
                     Number of     % of Total                     Market
                     Securities    Options/SARs                   Price on
                     Underlying    Granted to       Exercise or   Date of      Expira-
                     Options/SARs  Employees in     Base Price    Grant        tion
Name                 Granted(#)    Fiscal Year      ($/Sh)        ($/Sh)       Date       0%($)     5%($)     10%

Dennis L. Yakobson   166,200       21%              $.25          $.28         9/20/97    $.03      $.04      $.06
Ronald C. Butz       164,440       21%               .25           .28         9/20/97     .03       .04       .06
Charles B. Benham    164,440       21%               .25           .28         9/20/97     .03       .04       .06



  Profit Sharing Plan

       The Company has adopted a profit-sharing plan for the benefit of all employees. The plan will be administered by a committee appointed by the board of directors. Awards by the committee to its members will be subject to approval by the disinterested members of the board of directors. Awards are discretionary and may not aggregate an amount in excess of 5% of audited pre-tax earnings before depreciation, amortization and extraordinary income for the preceding fiscal year. However, bonuses are payable only if such pre-tax earnings exceed $500,000 for the year.


  Item 11.  Security Ownership of Certain Beneficial Owners and Management

       The following tables set forth certain information as of December 16, 1996 with respect to each person who owns of record or is known to the Company to beneficially own more than 5% of the issued and outstanding shares of Common Stock and the beneficial ownership of such securities by each executive officer, director and director nominee and by all executive officers and directors as a group:

                                                                                             Percent
                                                                                             of Class
                                                               Amount and Nature of          Based on
                               Positions and                   Beneficial Common             Beneficial
Name and Address               Offices Held                    Stock Ownership               Ownership


Charles B. Benham              Vice President - Research       275,440 of record             3.7%
12878 W. 68th Avenue             and Development               (287,322 indirectly)(1)(2)
Arvada, CO 80004

Mark S. Bohn                   Vice President - Engineering,   443,431 of record             4.3%
1614 Tamarac Drive               Assistant Secretary and       (207,928 indirectly)(1)(2)
Golden, CO 80401                 Director

Ronald C. Butz                 Vice President, Chief           533,583 of record(3)          5.3%
711 Marion Street                Operating Officer, Secretary  (287,322 indirectly)(1)(2)
Denver, CO 80218                  and Director

D. Barry McKennitt             Director                        65,000 of record              1.2%
415 Hayward Mill Road                                          (119,382 indirectly)(1)
Concord, MA 01742

James P. Samuels               Vice President - Finance,       0 of record                   1.9%
1331 17th St., Suite 720         Chief Financial Officer       (280,000 indirectly(1)(2)
Denver, CO 80202

Erich W. Tiepel                Director                        123,277 of record             2.5%
2494 Houston Waring Cir.                                       (263,106 indirectly)(1)(2)
Littleton, CO 80120

Dennis L. Yakobson             President, Chief Executive      404,354 of record             4.6%
8847 Norwich Street              Officer and Director          (293,082 indirectly)(2)
Westminster, CO 80030

Mary H. Butz                   Shareholder                     369,432 of record             5.3%
711 Marion Street                                              (451,473 indirectly)(4)
Denver, CO 80218

Satish B. Parekh               Shareholder                     607,763 of record             4.1%
10 E. Lee Street, #809
Baltimore, MD 21202

CMPS&F Pty Ltd.                Shareholder                     772,000 of record             5.2%
67 Albert Avenue
Chatswood, NSW Australia 2057

Fuel Resources Development     Shareholder                     723,710 of record             4.8%
  Co.
1225 17th St., Suite 2100
Denver, CO 80202

All Directors and Executive    Officers and Directors          1,845,085 of record(3)        21.4%
Officers and a Group                                           (1,738,142 indirectly)        (12.3% of record)
  (7 persons)


  [FN]
  <F1>  Includes shares of common stock underlying presently exercisable stock options in the number indicated as owned indirectly.
  <F2>  Includes shares of common stock subject to warrants to purchase from the Company.
  <F3>  Includes 369,432 shares of common stock held of record by his spouse as to which shares he denies beneficial ownership.
  <F4>  Includes 164,151 shares of common stock owned of record by her spouse and 287,322 shares subject to option to purchase by her spouse as to which shares she denies beneficial ownership.
  [/FN]

  Item 12.  Certain Relationships and Related Transactions

       Erich W. Tiepel, a director, owns 50 percent of Resource Technologies Group, Inc. The Company contracted with Resource Technologies Group to conduct an environmental audit for $3,745, which was discharged during the 9-month period ended September 30, 1996 through issuance of 18,724 in restricted shares of the Company's common stock and a warrant expiring September 20, 1997 to purchase the same number of shares of common stock at $.25 per share. There were no payments in 1995.

       Mark S. Bohn, a director, performed engineering consulting services for the Company during 1995 in the amount of $11,976.

       During the 9 months ended September 30, 1996 certain sums that the Company owed its officers for salaries were discharged by the issuance of the Company's unregistered common stock issued at $.20 per share. The number of such shares issued were 160,440 to Charles B. Benham, 91,046 to Mark S. Bohn, 160,440 to Ronald C. Butz and 166,200 to Dennis L. Yakobson, respectively. Each of them were also issued warrants expiring September 20, 1997 for the purchase at $.25 per share of the same number of shares of common stock as they were issued in lieu of salary.




  Item 13.  Exhibits and Reports on Form 8-K

       (a) The following financial statements are filed as a part of this report:

            Financial Statements:
              Report of Independent Certified Public Accountants
              Balance Sheets
              Statements of Operations
              Statements of Stockholders' Equity
              Statements of Cash Flows
              Summary of Accounting Policies
              Notes to Financial Statements

       (b)  Reports on Form 8-K.

  The following Forms 8-K were filed with the Commission during the quarter ended September 30, 1996.
            Form 8-K dated November 7, 1996; Item 5, Other Events;
            Form 8-K/A dated November 7, 1996; Item 5, Other Events;
              Item 7, Financial Statements and Exhibits;
            Form 8-K dated November 14, 1996; Item 5, Other Events;
            Form 8-K dated November 15, 1996; Item 5, Other Events;
              Item 7, Financial Statements and Exhibits;
            Form 8-K dated December 16, 1996; Item 5, Other Events;
                Item 8, Changes in Fiscal Year.

                                     Signatures

       In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 RENTECH, INC.


                                 (signature)
                                 ------------------------------------
  Date:  January 14, 1997        Dennis L. Yakobson, President


       In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                 (signature)
                                 ------------------------------------
  Date:  January 14, 1997        Dennis L. Yakobson, President, Chief
                                 Executive Officer and Director


                                 (signature)
                                 ------------------------------------
  Date:  January 14, 1997        Mark S. Bohn, Vice President, Director


                                 (signature)
                                 ------------------------------------
  Date:  January 14, 1997        Ronald C. Butz, Chief Operating Officer,
                                 Vice President, Secretary and Director


                                 (signature)
                                 ------------------------------------
  Date:  January 14, 1997        D. Barry McKennitt, Director


                                 (signature)
                                 ------------------------------------
  Date:  January 14, 1997        James P. Samuels, Vice President
                                 - Finance, Chief Financial Officer


                                 (signature)
                                 ------------------------------------
  Date:  January 14, 1997        Erich W. Tiepel, Director

       The following exhibits are filed with this Form 10-KSB or incorporated herein by the following references:

                              Exhibit Index
Exhibit                                                             Sequential
Number       Description                                            Page No.


EX-3.(i).1   Restated and Amended Articles of Incorporation,
             dated January 4, 1991 (incorporated herein by
             reference from the exhibits to Amendment No. 2 to
             Registrant's Form S-18 Registration Statement
             No. 33-37150-D filed with the Securities and
             Exchange Commission on or about January 18, 1991).

EX-3.(i).2   Articles of Amendment dated April 5, 1991 to the
             Restated and Amended Articles of Incorporation
             (incorporated herein by reference from the exhibits
             to Registrant's Current Report on Form 8-K dated
             August 10, 1993 filed with the Securities and
             Exchange Commission).

EX-3(ii) Bylaws as amended, (incorporated herein by reference from the exhibits to Registrant's Form S-18
             Registration Statement No. 33-37150-D filed with the Securities and Exchange Commission on or about
             January 18, 1991).

EX-4         Form of Warrant to Purchase Shares of Common Stock
             (incorporated herein by reference from the exhibits to Registrant's Registration Statement
             No. 333-11567 filed with the Securities and Exchange Commission on September 6, 1996).

EX-10.1 Profit Sharing Plan (incorporated herein by reference from the exhibits to Registrant's
             Form S-18 Registration Statement No. 33-37150-D filed with the Securities and Exchange Commission on or about October 30, 1990).

EX-10.2 1990 Stock Option Plan (incorporated hereby by reference from the exhibits to the Company's
             Registration Statement No. 33-37150-D filed with the Securities and Exchange Commission on Form
             S-18 dated April 12, 1992).

EX-10.3 1994 Stock Option Plan (incorporated herein by reference from the exhibits to Post-Effective
             Amendment No. 5 to Registrant's Form S-18 on
             Form SB-2 Registration Statement No. 33-37150-D filed with the Securities and Exchange
             Commission on or about September 19, 1994).

EX-10.4 1996 Stock Option Plan (incorporated herein by reference from the exhibits to Registrant's
             Current Report on Form 8-K dated December 18,
             1996 filed with the Securities and Exchange
             Commission).


EX-10.5      Employment contracts with Charles B. Benham,
             Dennis L. Yakobson and Ronald C. Butz dated
             November 14, 1994 (incorporated herein by reference from the exhibits to Registrant's
             Current Report  on Form 8-K dated November 14,
             1994 filed with the Securities and Exchange
             Commission).

EX-10.6      Key man insurance on the life of Charles D.
             Benham (incorporated herein by reference from the exhibits to Registrant's Form S-18
             Registration Statement No. 33-37150-D filed with the Securities and Exchange Commission on or about October 30, 1990).

EX-23.1      Consent of BDO Seidman, LLP

EX-27        Financial Data Schedule

EX-99.1      Letter of Intent between Rentech, Inc. and ITN
             Energy Systems, Inc. dated October 17, 1996
             (incorporated herein by reference from the exhibits to Registrant's Current Report on Form 8-K/A dated November 7, 1996 filed with the Securities and Exchange Commission).

EX-99-2      Agreement of Purchase and Sale of Assets between
             Rentech, Inc. and Okon, Inc. dated December 6, 1996
             (incorporated herein by reference from the exhibits to Registrant's Current Report on Form 8-K dated
             December 16, 1996 filed with the Securities and Exchange Commission on December 18, 1996).

  Report of Independent Certified Public Accountants


  Stockholders and Board of Directors
  Rentech, Inc.
  Denver, Colorado

  We have audited the accompanying balance sheets of Rentech, Inc. (the "Company") as of September 30, 1996 and December 31, 1995, and the related statements of operations, stockholders' equity and cash flows for the nine months ended September 30, 1996 and for the year ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 1996 and December 31, 1995 and the results of its operations and its cash flows for the nine months ended September 30, 1996 and for the year ended December 31, 1995, in conformity with generally accepted accounting principles.

  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



  BDO Seidman, LLP

  December 2, 1996
    Denver, Colorado

  Rentech, Inc.
  Balance Sheets

                                                         September 30,    December 31,
                                                         1996             1995
                                                         -----------      ---------
Assets
Current:
  Cash                                                   $   210,486     $   15,908
  Restricted cash (Note 8)                                    25,000         25,000
  Accounts receivable, net of no allowance
    for doubtful accounts                                    198,457        237,070
  Property tax receivable                                     71,813              -
  Stock subscription receivable                               50,000              -
  Advances and other current assets                           23,511          4,272
                                                         -----------     ----------
Total current assets                                         579,267        282,250
                                                         -----------     ----------
Equipment -
  Equipment, net of accumulated depreciation
  of $ 94,620 and $75,744                                     57,156         76,032
                                                         -----------     ----------
Other:
  Licensed technology, net of accumulated
    amortization of $715,464 and $543,907 (Note 4)         2,715,684      2,887,241
  Synhytech plant held for sale (Note 4)                      99,500        199,500
  Deposits and other                                           7,276          9,709
                                                         -----------     ----------
Total other assets                                         2,822,460      3,096,450
                                                         -----------     ----------
                                                         $ 3,458,883     $3,454,732
                                                         ===========     ==========
Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                                       $    53,948     $  620,255
  Accrued liabilities                                         68,759         50,154
                                                         -----------     ----------
Total current liabilities                                    122,707        670,409
                                                         -----------     ----------
Commitments (Note 8)

Stockholders' Equity (Note 6)
  Preferred stock - $10 par value; 1,000,000 shares
  authorized; none issued and outstanding                          -              -
  Common stock - $.01 par value; 100,000,000 shares
    authorized; 14,975,116 and 9,956,868 shares issued
      and outstanding                                        149,748         99,567
  Additional paid-in capital                              10,888,152      9,994,002
  Accumulated deficit                                     (7,701,724)    (7,309,246)
                                                         -----------     ----------
Total stockholders' equity                                 3,336,176      2,784,323
                                                         -----------     ----------
                                                         $ 3,458,883     $3,454,732
                                                         ===========     ==========

  See accompanying report of independent certified public accountants, summary of accounting policies and notes to financial statements.

Rentech, Inc.
Statements of Operations
                                                    Nine
                                                    Months Ended        Year Ended
                                                    September 30,       December 31,
                                                    1996                1995
                                                    -----------         -----------
Revenues:
  Contract revenues (Note 3)                        $    55,176         $   970,814
  License fees                                          240,000                   -
  Other                                                       -              11,819
                                                    -----------         -----------
Total revenues                                          295,176             982,633
                                                    -----------         -----------
Cost of contracts (Note 3)                               29,463           1,381,301
                                                    -----------         -----------
Gross profit (loss)                                     265,713            (398,668)
                                                    -----------         -----------
Operating expenses:
  General and administrative expense                    629,079             991,487
  Loss on disposition of subsidiary (Note 2)                  -             500,908
  Depreciation and amortization                         190,433             256,162
                                                    -----------         -----------
Total operating expenses                                819,512           1,748,557
                                                    -----------         -----------
Loss from operations                                   (553,799)         (2,147,225)
                                                    -----------         -----------
Other income (expense):
  Gain (loss) on sale of assets (Note 4)                  3,140            (240,329)
  Write-down of Synhytech plant held
   for sale (Note 4)                                   (100,000)                  -
  Loss on investment (Note 5)                                 -             (75,000)
  Other income                                           71,813                   -
  Interest income                                         3,593              18,528
  Interest expense                                      (17,659)             (8,797)
                                                    -----------         -----------
Total other income (expense)                            (39,113)           (305,598)
                                                    -----------         -----------
Loss before extraordinary item                         (592,912)         (2,452,823)

Extraordinary gain from debt extinguishment,
  net of $0 income tax expense                          200,434                   -
                                                    -----------         -----------
Net loss                                            $  (392,478)        $(2,452,823)
                                                    ===========         ===========

Loss per common share:
  Loss before extraordinary item                    $      (.06)        $      (.25)
  Extraordinary gain                                        .02                   -
                                                    -----------         -----------
  Net loss                                          $      (.04)        $      (.25)

Weighted-average number of shares outstanding        10,401,922           9,956,868

  See accompanying report of independent certified public accountants, summary of accounting policies and notes to financial statements.

  Rentech, Inc.
  Statements of Stockholders' Equity

For the Nine Months Ended September 30, 1996
and for the Year Ended December 31, 1995
                                                                                              Foreign
                                                     Additional                               Currency
                                 Common Stock        Paid-In       Accumulated     Treasury   Translation
                              Shares      Amount     Capital       Deficit         Stock      Adjustment
                              ----------  ---------  ------------  ------------    --------   ---------

Balances, January 1, 1995      9,956,868  $  99,567  $  9,920,502  $ (4,856,423)   $ (1,500)  $ (5,550)

Common stock issued
  from treasury for
  settlement of note
  payable                                                                             1,500

Foreign currency trans-
  lation adjustment                                                                              5,550

Net loss                                                             (2,452,823)
                              ----------  ---------  ------------  ------------    --------   --------
Balances, December 31, 1995    9,956,868     99,567     9,994,002    (7,309,246)        -0-        -0-

Common stock issued for
  conversion of notes
  payable, net of offering
  costs                        3,993,426     39,934       653,990

Common stock issued for
  cash                           100,000      1,000        49,000

Common stock issued for
  services                       813,681      8,137       158,988

Common stock issued for
  settlement of accounts
  payable                        111,141      1,110        32,172

Net loss                                                               (392,478)
                              ----------  ---------  ------------  ------------    --------   --------

Balances, September 30, 1996  14,975,116  $ 149,748  $ 10,888,152  $ (7,701,724)  $     -0-  $     -0-
                              ==========  =========  ============  ============   =========  =========

  See accompanying report of independent certified public accountants, summary of accounting policies and notes to financial statements.

                                                      PAGE 38
  Rentech, Inc.
  Statements of Cash Flows

                                                     Nine Months Ended    Year Ended
                                                     September 30,        December 31,
                                                     1996                 1995
                                                     ----------           -------------
Increase (Decrease) in Cash
Operating activities:
  Net loss                                           $ (392,478)          $  (2,452,823)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation                                       18,876                  29,563
      Amortization                                      171,557                 289,353
      Bad debt expense                                        -                 103,930
      Write-down of Synhytech plant held for sale       100,000                       -
      Loss on disposition of subsidiary                       -                 500,908
      Loss on investment                                      -                  75,000
      (Gain) loss on sale of assets                      (3,140)                240,329
      Stock issued for services                         152,125                       -
  Changes in operating assets and liabilities:
      Restricted cash                                         -                  25,000
      Accounts receivable                                38,613                (237,070)
      Property tax receivable                           (71,813)                      -
      Advances and other current assets                  (4,239)                 12,832
      Accounts payable                                 (533,025)                244,375
      Accrued liabilities                                30,290                  24,354
      Billings in excess of costs and estimated
        earnings on uncompleted contracts                     -                (109,393)
                                                     ----------           -------------

Net cash used in operating activities                  (493,234)             (1,253,642)

Investing activities:
  Proceeds from sale of assets                            3,140                 223,620
  Purchase of equipment                                       -                  (6,480)
  Receipts for deposits and other assets                  2,433                   3,630
                                                     ----------           -------------

Net cash provided by investing activities                 5,573                 220,770
                                                     ----------           -------------

Financing activities:
  Proceeds from issuance of common stock                 50,000                       -
  Proceeds from non-subordinated notes payable          798,750                       -
  Payment for offering costs                           (104,761)                      -
  Proceeds from note payable                                  -                 158,063
  Payments on note payable                              (61,750)                      -
                                                     ----------           -------------

Net cash provided by financing activities               682,239                 158,063
                                                     ----------           -------------
Increase (decrease) in cash                             194,578                (874,809)
Cash, beginning of period                                15,908                 890,717
                                                     ----------           -------------
Cash, end of period                                    $210,486                  15,908
                                                     ==========           =============

  See accompanying report of independent certified public accountants, summary of accounting policies and notes to financial statements.

                                                      PAGE 39
  Rentech, Inc.
  Summary of Accounting Policies

  Basis of Presentation

  Rentech, Inc. (the "Company") was incorporated on December 18, 1981 in the state of Colorado to develop and market processes for conversion of low-value, carbon-bearing solids or gases into valuable liquid hydrocarbons, including high-grade diesel fuel, naphthas and waxes ("Rentech Technology"). The Company's activities prior to 1994 were primarily directed toward obtaining financing, licensing its technology to third parties and completing full-scale plant processing to demonstrate the Company's technology to prospective licensees. During 1994, the Company entered into contracts to provide basic engineering design relating to the construction of plants using the Company's gas conversion technology (See Note 3). In December 1996, the Company elected to change its year end to September 30.

  Cash Equivalents

  The Company considers highly liquid debt instruments purchased with original maturities of three months or less and money market accounts to be cash equivalents.

  Licensed Technology

  Licensed technology represents costs incurred by the Company primarily for the purpose of demonstrating the Company's proprietary technology to prospective licensees, which it licenses to third parties under various fee arrangements. These capitalized costs are carried at the lower of amortized cost or net realizable value and are being amortized over 15 years. Permanent impairments are evaluated periodically based upon expected future cash flows in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets."

  Synhytech Plant Held for Sale

  The Synhytech plant held for sale is recorded at the lower of cost or net realizable value. Permanent impairments are evaluated periodically based upon expected future cash flows in accordance with Statements of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets."

  Equipment

  Equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, which range from five to seven years. Maintenance and repairs are expensed as incurred. Major renewals and improvements are capitalized. When equipment is retired or otherwise disposed of, the asset and accumulated depreciation are removed from the accounts and the resulting profit or loss is reflected in income.

  Revenue Recognition

  The Company reports its contract revenue on fixed-priced contracts using the percentage-of-completion method of accounting measured by the percentage of job costs incurred to date to the latest estimated cost to complete for each project. Job costs incurred prior to the Company's entering into a contract are expensed as incurred and excluded from the percentage-of-completion calculation.

                                                      PAGE 40
  Rentech, Inc.
  Summary of Accounting Policies

  Contract costs include all direct material, labor, travel and other costs directly related to contracts and indirect costs. Indirect costs include all other costs indirectly related to contract completion such as indirect labor, supplies, tools and equipment rental.

  Changes in job performance, job conditions, and estimated final profitability, including final contract settlements that may result in revisions to costs and earnings are recognized in the period in which the revisions are determined.

  License fees are recognized when the revenue earning activities that are to be provided by the Company have been performed and no future obligation to perform services exist.

  Income Taxes

  The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"). Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years.


  Net Loss per Common Share

  The net loss per share of common stock is determined using the weighted-average number of shares outstanding during the period. Options for common stock and warrants are not considered in the computation of net loss per share as their inclusion would be antidilutive.

  Reclassifications

  Certain reclassifications have been made to the 1995 financial statements in order for them to conform to the 1996 presentation. Such reclassifications have no impact on the Company's financial position or results of operation.

  Concentrations of Credit Risk

  The Company's financial instruments that are exposed to concentrations of credit risk consists primarily of cash and accounts receivable.

  The Company's cash is in demand deposit accounts placed with Federally insured financial institutions. Such deposit accounts at times may exceed federally insured limits. The Company has not experienced any losses on such accounts.

  Concentrations of credit risk with respect to accounts receivables are limited due to a few customers dispersed across geographic areas.


  Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Rentech, Inc.
  Summary of Accounting Policies

  Fair Value of Financial Instruments

  Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 1996.

  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, accounts payable and accrued liabilities. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value or they are receivable or payable on demand.

  Rentech, Inc.
  Notes to Financial Statements

  1.  Going Concern

  The Company has incurred losses since its inception that raise substantial doubt about its ability to continue as a going concern. In order to provide operating income, the Company plans to diversify into other fields. In October 1996 the Company and ITN Energy Systems, Inc., a Colorado corporation, agreed to form a limited liability company called ITN/ES LLC to commercially exploit technologies developed and owned by ITN Energy Systems, Inc. The technologies will be contributed to the LLC by ITN Energy Systems, Inc., which will be the manager of the LLC. The technologies and products to be owned by the LLC include production of thin-film electronic substrates by deposition upon which computer chips can be mounted; advanced processes for ceramic deposition on materials to improve their capacity to withstand heat and ware; and utilization of shape memory alloys that are highly advanced metals which by the proper application of heat, cold or electrical impulse can perform a mechanical function with precision for long period of time. The Company's ownership interest in the LLC and all of its technologies is to be 10%, subject to contribution of $200,000 in cash and 1,200,000 shares of Rentech restricted common stock by February 24, 1997, or, on April 15, 1997 upon contribution of an additional $25,000. The agreement between ITN Energy Systems, Inc. and the Company recognizes that commercialization of the technologies already in existence as well as those that may be developed in the future by ITN/ES LLC may require establishment of additional business entities. The Company, by mutual agreement, may provide additional capital to increase its ownership interest up to a maximum of 49% of each technology in which it invests. The Company will be entitled to distribution of revenues from the LLC and the additional business entities in a percentage equal to its ownership interest.

  On December 6, 1996, the Company entered into an agreement to purchase the assets of Okon, Inc. of Lakewood, Colorado. The Company intends to use the assets to engage in the business of producing and selling biodegradable and environmentally clean water-based sealers and stains for wood, concrete and masonry. The purchase price is $1,300,000 of which $50,000 has been advanced and $950,000 is to be paid in cash upon closing and $300,000 is due by the terms of a promissory note. The note is payable in 12 monthly installments commencing one year after the closing.

  The Company is seeking additional financing to provide for these acquisitions and near term working capital. The financing alternatives include private placements of its common stock or other equity interest in the Company, third-party loans and equity participations, or a combination of these methods. There are no assurances that any of these events will occur or that the Company's plan will be successful. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

  2.  Future Fuels

  On August 27, 1993, the Company acquired all of the stock of Future Fuels
  Pty Limited ("Future Fuels"), an Australian corporation that was a majority-owned subsidiary of CMPS&F Pty Limited, an Australian corporation. The acquisition was accounted for as a purchase and, accordingly, the acquired assets and liabilities were recorded at their estimated fair values at date of acquisition. The excess of cost over fair value of the net assets acquired was accounted for as goodwill and was being amortized over a 15-year period.

  Rentech,Inc.
  Notes to Financial Statements

  During the later part of 1995, a dispute arose between Future Fuels and the Australian joint venture for which Future Fuels was providing engineering design services as discussed in Note 3. This dispute led to financial difficulties for Future Fuels which forced Future Fuels to go into liquidation during the first quarter of 1996. As a result of Future Fuels going into liquidation, the Company recorded a loss of approximately $501,000 from its investment in Future Fuels for the year ended December 31, 1995.

  3.  Contracts

  During June 1994, the Company entered into a contract with a company incorporated in India to provide basic engineering design and consulting relating to a plant to be constructed in India to use the Company's technology. The contract called for $300,000 to be paid to the Company. The primary work relating to the contract was performed by Future Fuels and the work was completed during March 1995. For the year ended December 31, 1995, the Company recognized contract revenue of $131,666 and incurred direct costs, excluding general and administrative expenses of the Company, of $67,973.

  During February 1996, the Company and Jamike Engineering Pty Ltd, entered into a second contract with the company incorporated in India to provide additional engineering design and consulting relating to a plant to be constructed in India to use the Company's technology for a gross contract price of approximately $223,000 ($281,600 in Australian dollars). For the nine months ended September 30, 1996, the Company recognized contract revenue of $55,176 and incurred direct costs of $29,463.

  During July 1994, Future Fuels entered into a contract with an Australian joint venture between CMPS&F Pty Limited ("CMPS&F"), a former stockholder of Future Fuels, and another Australian corporation (the "JV"). The JV had an underlying contract with the Chinese government which it entered into for approximately $10,916,000 in gross revenues over several years. Future Fuels provided basic engineering design and certain equipment for the gas conversion plant to be located in the Henan Province, China using the Company's Technology. During 1995, a dispute arose between the JV and Future Fuels. The JV asserted that Future Fuels breached the contract for failure to timely deliver the final portion of the basic design documentation and final reports on a centrifuge test and bubble column reactor test that had been requested by the JV. Future Fuels asserted that it had delivered all required documentation and reports on a timely basis and that any documentation or reports provided by Future Fuels later than requested by the JV, or that had not yet been provided to the JV, are not required by the contract. The JV's and Future Fuels' assertions led to the discontinuance of work under the contract. For the year ended December 31, 1995, the Company recognized contract revenue of $629,735 relating to the contract and had incurred costs of $1,313,328. As of December 31, 1995, the Company has recorded a loss from this contract of $683,593.

                                                      PAGE 44
  Rentech, Inc.
  Notes to Financial Statements

  4.  Synhytech Project and Licensed Technology

  During 1992, Fuel Resources Development Company ("Fuelco"), a subsidiary of Public Service Company of Colorado ("PSCo"), completed construction of a full-scale conversion plant near Pueblo, Colorado. The facility, called the Synhytech Project, cost approximately $25 million to construct, maintain and operate. The purpose of the Synhytech Project was to build a plant that would use the Rentech Technology to convert landfill gas into liquid hydrocarbons.

  The Company had an option to purchase and own up to a 15 percent interest in the Synhytech plant but, during 1991, the Company decided not to exercise its option to acquire the 15 percent interest in the Synhytech plant.

  In April 1993, the Company and PSCo reached agreement on terms for transfer of the Synhytech plant to the Company, together with the separate catalyst manufacturing assets that Fuelco had assembled, and the related machinery and equipment. The primary motivation for PSCo to enter into the transfer agreement was the Company's agreement to release all its claims that PSCo and Fuelco had failed to perform under its license agreement with the Company to construct a commercial sized plant that could be operated on a continuous basis.

  In exchange for the resolution of all such claims, PSCo, Fuelco and Synhytech, Inc. had agreed, among other things, to transfer the Synhytech plant, catalyst plant, related equipment, other related assets and $650,000 to the Company. The Company also assumed equipment sublease obligations for various computer equipment, vehicles and other equipment used with the Synhytech plant. In addition, the Asset Transfer Agreement provided that Fuelco's 20 percent interest in the Company's future revenue from royalties and licenses fees from future Rentech process plants reverted back to the Company.

  As a result of the transfer of assets, the Company recorded a gain of approximately $1,286,000 on the conveyance of the Synhytech assets from Fuelco to the Company. The gain was based upon the fair market value of determinable assets conveyed to the Company, including $650,000 in cash, less acquisition costs of approximately $205,000. With the technological feasibility having been previously established, the Company converted and operated the plant for a three-week period in order to provide prospective licensees with verifiable statistics and evidence as well as allow observations and provide data on the use of the technology under operating conditions in full-size plant (the "demonstration run") and to evaluate the plant and its components for resale to one or more prospective licensees. The Company's conversion of the plant commenced during early 1993, and its demonstration run was successfully completed during the summer of 1993. There were no problems relating to or in determining the technological feasibility of the Company's proprietary technology. The cost of the demonstration run was approximately $3.3 million. The Company expects to recover the capitalized expenditures from future license and royalty fees. The plant was then shut down and remained idle. The Company decided to sell the plant as a whole, except for the buildings, to its Indian licensee who dismantled the plant and shipped it to India to be used in a new plant under design for use of the Rentech Technology. During 1995, the Company sold the plant for $223,620 and recorded a $244,880 loss from the sale. As of September 30, 1996 and December 31, 1995, the Company has recorded a balance remaining of $99,500 and $199,500 in the Synhytech plant, which consists of the remaining buildings.

  Rentech, Inc.
  Notes to Financial Statements

  5.  Investment

  During 1992, the Company purchased, for $75,000, a two percent interest in Clean Fuels Development Corporation. During 1995, the Company determined that its investment was permanently impaired and recorded a $75,000 loss from its investment.

  6.  Stockholders' Equity

  During January 1996, the Company issued 100,000 shares of common stock for $50,000 in cash.

  During July 1996, the Company issued 487,080 shares of common stock to reduce the Company's debt of $97,416 to its officers in satisfaction of all compensation due and unpaid under their employment agreements.

  During July 1996, the Company issued 91,046 shares of common stock to reduce the Company's debt of $18,209 to a director for engineering consulting services provided to the Company.

  During September 1996, the Company issued 120,000 shares of common stock to reduce the Company's debt of $24,000 to an individual for commissions associated with the Company's license revenue.

  During September 1996, the Company issued 115,555 shares of common stock to a company for $27,500 in consulting services. Of the consulting services, $15,000 are prepaid through December 31, 1996.

  During September 1996, the Company issued 111,141 shares of common stock in settlement of $33,282 in accounts payable. Of these shares, 18,724 were issued to a director of the Company.

  During August 1996, the Company completed the sale of $848,750 non-subordinated 10% promissory notes (the "Notes") convertible into shares of the Company's common stock at $.20 per share together with warrants to purchase, at $.25 per share, additional shares of the Company's common. The Company received net proceeds of $743,989 after deducting $104,761 in offering costs. During September 1996, the noteholders elected to convert $787,000 of their notes, including accrued interest of $11,685, into 3,993,426 shares of the Company's common stock.

  Stock Options

  At September 30, 1996, the Company has four stock option plans, which are described below. The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees", and related Interpretations accounting for the plans. Under APB Opinion 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation cost is recognized.

  Rentech, Inc.
  Notes to Financial Statements

  FASB Statement 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), requires the Company to provide pro forma information regarding net loss and net loss per share as if compensation costs for the Company's stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995, respectively: dividend yield of 0 percent for all years; expected volatility of 17 and 15 percent; risk-free interest rates of 5.52 and 6.88 percent; and expected lives of one and five years for the Plans and stock awards.

  Under the accounting provisions for SFAS No. 123, the Company's net loss and net loss per share would have been increased by the pro forma amounts indicated below:

                                  1996            1995
                                  ---------       -------------
  Net loss
    As reported                   $(392,478)      $  (2,452,823)
    Pro forma                     $(425,884)      $  (2,504,823)

  Net loss per share
    As reported                   $    (.04)      $        (.25)
    Pro forma                     $    (.04)      $        (.25)


  During 1996, the Company's board of directors adopted the 1996 Stock Option Plan which allows the issuance of incentive stock options, within the meaning of the Internal Revenue Code, and other options pursuant to the plan that constitute nonstatutory options. The Company has reserved 500,000 shares of the Company's $0.01 par value common stock for issuance under the plan. No options were granted under the plan for the nine months ended September 30, 1996.

  During 1994, the Company's board of directors adopted the 1994 Stock Option Plan which allows for the issuance of incentive stock options, within the meaning of Internal Revenue Code Section 422. The Company has reserved 300,000 shares of the Company's $0.01 par value common stock for issuance under the plan. During 1996 and 1995, the Company granted 150,000 and 130,000 options to acquire shares of the Company's $0.01 par value common stock. The options' exercise price was equal to the common stock's market price at the date of grant. The following options are outstanding as of September 30, 1996:

  Rentech, Inc.
  Notes to Financial Statements

  Grant                    Expiration              Exercise     Options
  Date                     Date                    Price        Granted
  -----                    ----------              --------     -------

  April 7, 1995            April 6, 2000           $   1.27     130,000
  July 15, 1996            September 20, 1997      $    .28     150,000

  Options outstanding,
    September 30, 1996                                          280,000


  The Company's board of directors adopted the 1990 Stock Option Plan which allows for the issuance of incentive stock options, within the meaning of the Internal Revenue Code, and other options issued pursuant to the plan that constitute nonstatutory options. Options granted under the 1990 Stock Option Plan are for shares of the Company's $0.01 par value common stock. The Company has reserved 385,988 shares for the 1990 Stock Option Plan and the following options are outstanding as of September 30, 1996:

  Grant                  Expiration           Exercise     Options
  Date                   Date                 Price        Granted
  -----                  ----------           --------     -------

  September 1, 1991      August 31, 1996      $   3.60     270,000
  May 19, 1993           May 18, 1998         $   1.88     115,988
  Expired options                                         (270,000)

  Options outstanding,
    September 30, 1996                                     115,988

  During 1995, the Company extended the expiration date of options to purchase 356,292 shares of the Company's common stock previously granted to officers and directors. The extension of these options resulted in no compensation expense in 1995. The following options are outstanding as of September 30, 1996:


  Grant                   Expiration          Exercise     Options
  Date                    Date                Price        Granted
  -----                   ----------          --------     -------
  April 13, 1988          December 31, 1996   $  .5052     178,146
  May 2, 1989             March 1, 1997       $  .5052     178,146

  Options outstanding,
    September 30, 1996                                     356,292

  Rentech, Inc.
  Notes to Financial Statements

  The total options outstanding as of September 30, 1996 and December 31, 1995 were 752,280 and 872,280.


  Warrants

  During September 1994, warrants to purchase 2,064,000 shares were issued in connection with a private offering of the Company's $0.01 par value common stock. Of the 2,064,000 shares available, 1,032,000 shares are still outstanding and may be purchased for $3.50 per share through September 18, 1997.

  During 1996, the Company issued 4,744,000 warrants to purchase common stock of the Company at an exercise price of $.25 per share. The warrants expire on September 20, 1997.

  As of September 30, 1996, warrants to purchase a total of 5,776,000 shares of common stock were outstanding.


  7.  Related Party Transactions

  During 1995, a director of the Company provided $11,976 in engineering consulting services to the Company.

  8.  Commitments

  Employment Agreements

  The Company has entered into employment agreements, effective from July 1, 1993 through March 31, 1997 with three of its officers. The employment agreements, as amended, set forth annual compensation to the three officers of between $102,000 and $106,000 each. Compensation is adjusted annually based on the cost of living index.

  Profit Sharing Plan

  During 1990, the Company adopted a non-qualified profit sharing plan administered by a committee appointed by the Company's board of directors. The profit sharing plan allows for current year bonuses of up to five percent of audited pre-tax earnings before depreciation, amortization and extraordinary income, if adjusted earnings for the preceding year exceeds $500,000.

  Operating Leases

  The Company leases office space under a noncancelable lease which expires during November 1999, and the Company's lease contains a renewal option for an additional five years. Future minimum lease payments as of September 30, 1996 are as follows:

  Rentech, Inc.
  Notes to Financial Statements


  Years ending September 30,                Amount
  -------------------------                 --------
  1997                                      $ 38,700
  1998                                        38,700
  1999                                        38,700
  2000                                         6,450

  Total                                     $122,550



  Total lease expense for the nine months ended September 30, 1996 and for the year ended December 31, 1995, which includes Future Fuels' lease expenses, was approximately $39,000 and $82,000.

  As collateral for the Company's lease, the Company had a $50,000 letter of credit with a bank in favor of the landlord and has provided a $50,000 certificate of deposit as of December 31, 1994 as collateral for the letter of credit. The letter of credit and related collateral was reduced by one-half during 1995. The letter of credit matured on November 30, 1996.


  9.  Income Taxes

  There was no provision for income taxes required for the nine months ended September 30, 1996 and for the year ended December 31, 1995 due to operating losses in those years.

  At September 30, 1996, the Company had available net operating loss carryforwards and capital loss carryforwards of approximately $6,103,000 and $152,000 for tax reporting purposes. The operating loss carryforwards expire through 2011 and the capital loss carryforward expires in 1999.
  These carryforwards are subject to various limitations imposed by the rules and regulations of the Internal Revenue Service.

  There were no tax credits established in the statements of operations since the Company has a 100 percent valuation allowance for the tax benefit of net deductible temporary differences and operating loss carryforwards. Management is not able to determine if it is more likely than not that the deferred tax assets will be realized.

  The Company has deferred tax assets with a 100 percent valuation allowance at September 30, 1996 and December 31, 1995. The tax effect on the components is as follows:

                                                      PAGE 50
  Rentech, Inc.
  Notes to Financial Statements


                                          1996                1995
                                          ------------        ----------
  Net operating loss carryforwards        $  2,258,000        $1,933,800
  Capital loss carryforward                     56,100            56,100
  Compensation expense for common
    stock options and common stock
    not allowed for income tax purposes        233,100           197,100
  Accruals for financial statement
    purposes not allowed for income
    taxes - cash basis                         (63,200)          160,400
  Basis difference relating to
    licensed technology                        157,600           118,500
  Basis difference relating to
    Synhytech plant held for sale               37,000                 -
  Other                                          6,700                 -

                                             2,685,300         2,465,900
  Valuation allowance                       (2,685,300)       (2,465,900)

                                          $       -0-         $      -0-

  During the nine months ended September 30, 1996 and the year ended December 31, 1995, the Company's valuation allowance increased by $232,700 and $75,500.


  10.  Extraordinary Gain

  For the nine months ended September 30, 1996, the Company recognized a $200,434 extraordinary gain from extinguishment of accounts payable and accrued liabilities.


  11.  Supplemental Data to Statements of Cash Flows

                                             1996                1995
                                             --------            ---------

  Cash payments for interest                 $  5,974             $  8,797


  Excluded from the statements of cash flows for the nine months ended September 30, 1996 and for the year ended December 31, 1995 were the effects of certain noncash investing and financing activities as follows:

  Rentech, Inc.
  Notes to Financial Statements


                                           1996           1995
                                           ---------      --------
  Issuance of common stock from
    treasury for settlement of
    note payable                           $       -      $ 75,000

  Issuance of common stock for
    settlement of non-subordinated
    notes payable                          $ 787,000      $      -

  Issuance of common stock for stock
    subscription receivable                $  50,000      $      -

  Issuance of common stock for
    settlements of accounts
    payable and accrued expenses           $  44,967      $      -

  Issuance of common stock for
    prepaid expenses                       $  15,000      $      -



  12.  Segment and Geographic Information

  The Company operates exclusively in the alternative fuels industry. The Company develops and markets processes for conversion of low-value, carbon-bearing solids or gases into valuable liquid hydrocarbons. Financial information, summarized by geographic area, is as follows for 1996 and 1995.

                        United                    Intercompany
September 30, 1996      States        India       Eliminations   Consolidated
------------------      -----------   ---------   ---------      ----------
Revenues                $         -   $ 295,176   $       -      $  295,176

Loss from operations    $  (819,512)  $ 265,713   $       -      $ (553,799)

Identifiable assets     $ 3,013,641   $       -   $       -      $3,013,641

Corporate assets        $   445,242   $       -   $       -      $  445,242

Total assets            $ 3,458,883   $       -   $       -      $3,458,883

                        United                    Intercompany
December 31, 1995       States        Australia   Eliminations   Consolidated
-----------------       -----------   ---------   ---------      -----------
Revenues                $   352,898   $ 629,735   $       -      $   982,633

Loss from operations    $(1,463,632)  $(683,593)  $       -      $(2,147,225)

Identifiable assets     $ 3,323,811   $       -   $       -      $ 3,323,811

Corporate assets        $   130,921   $       -   $       -      $   130,921

Total assets            $ 3,454,732   $       -   $       -      $ 3,454,732



13.  Significant Customers

 During 1996, one customer accounted for 100 percent of total revenues. During 1995, three customers accounted for 65, 22 and 13 percent of total revenues. As of September 30, 1996, one customer accounted for 100 percent of total accounts receivable. As of December 31, 1995, two customers accounted for 80 and 20 percent of total accounts receivable.

14.  Fourth Quarter Adjustment

 During the fourth quarter of 1995, the Company recorded a loss of approximately $501,000 from its investment in Future Fuels (See Note 2).