Form 10QSB
period 1996-12-31
RENTECH INC /CO/
filed 1997-02-14
CIK 868725

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                 FORM 10-QSB




  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended December 31, 1996

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

       The number of shares outstanding of each of the issuer's classes of common equity, as of December 31, 1996: common stock - 14,975,116.



       This report consists of 13 pages, including one page constituting the cover page.

                                RENTECH, INC.
                        FORM 10-QSB QUARTERLY REPORT

                              Table of Contents

                        PART I - FINANCIAL INFORMATION

  Item 1.     Financial Statements:

              Balance Sheets as of December 31, 1996
              and September 30, 1996                                     3

              Statements of Operations for the three
              months ended December 31, 1996 and December 31, 1995       4

              Statement of Stockholders' Equity for
              the three months ended December 31, 1996                   5

              Statement of Cash Flows for the three
              months ended December 31, 1996 and December 31, 1995       6

              Notes to Financial Statements                              7

  Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        8


                         PART II - OTHER INFORMATION

  Item 1.     Legal Proceedings - None.

  Item 2.     Change in Securities - None.

  Item 3.     Defaults Upon Senior Securities - None.

  Item 4.     Submission of Matters to a Vote of Security Holders - None.

  Item 5.     Other Information - None.

  Item 6.     Exhibits and Reports on Form 8-K                           12

       (a)    Exhibits - None
       (b)    Reports on Form 8-K                                        12

                                                                PAGE 3

                                RENTECH, INC. AND SUBSIDIARY
                                        BALANCE SHEETS
                                         (Unaudited)
                                                           December 31,     September 30,
                                                           1996             1996
ASSETS
Current Assets
     Cash and cash equivalents                             $   50,793       $  210,486
     Restricted cash, current portion                             -0-           25,000
     Accounts receivable                                      198,457          198,457
     Property tax receivable                                      -0-           71,813
     Stock subscription receivable                                -0-           50,000
     Advances and other current assets                         23,663           23,511
                                                           ----------       ----------
          Total Current Assets                                272,913          579,267
                                                           ----------       ----------

Property and Equipment
     Equipment, net of accumulated
        depreciation of $100,944 and
        $94,620 as of December 31, 1996
        and September 30, 1996, respectively                   50,832           57,156
                                                           ----------       ----------
Other Assets
     Licensed technology, net of accumulated amorti-
        zation of $772,650 and $715,464 as of December
        31, 1996 and September 30, 1996 respectively        2,658,498        2,715,684
     Investment in Solar Thermal Engine                        25,000              -0-
     Investment in Okon Contract                               50,000              -0-
     Synhytech plant held for sale                             99,500           99,500
     Deposits and other                                         6,358            7,276
                                                           ----------       ----------
Total Other Assets                                          2,839,356        2,822,460
                                                           ----------       ----------
Total Assets                                               $3,163,101       $3,458,883
                                                           ==========       ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable                                      $   15,539       $   53,948
     Accrued liabilities                                       68,926           68,759
                                                           ----------       ----------
          Total Current Liabilities                            84,465          122,707
                                                           ----------       ----------
Stockholders' Equity
     Preferred stock - $10 par value; 1,000,000 shares
        authorized; none issued and outstanding
     Common stock - $.01 par value; 100,000,000 shares
        authorized; 14,975,116 shares issued and
        outstanding as of December 31, 1996
        and September 30, 1996                                149,748          149,748
        Additional paid-in capital                         10,888,152       10,888,152
        Accumulated deficit                                (7,959,264)      (7,701,724)
                                                           ----------       ----------
        Total Stockholders' Equity                          3,078,636        3,336,176
                                                           ----------       ----------
Total Liabilities and Stockholders' Equity                 $3,163,101       $3,458,883
                                                           ==========       ==========
See notes to financial statements.

                                                               PAGE 4

                                 RENTECH, INC. AND SUBSIDIARY
                                   STATEMENT OF OPERATIONS
                                          (Unaudited)

                                                   Three Months Ended
                            December 31
                                                    1996                1995
REVENUES:
     Contract revenues                              $        -0-        $    116,760
                                                    ------------        ------------
     Total Revenue                                           -0-             116,760

COSTS OF SALES:
     Cost of contracts                                       -0-              67,973
                                                    ------------        ------------
GROSS PROFIT (LOSS)                                          -0-              48,787

EXPENSES:
     General and Administrative                          195,324             270,501
     Loss on Disposal of Subsidiary                          -0-           1,072,342
     Depreciation and Amortization                        63,510              63,510
                                                    ------------        ------------
          Total Expenses                                 258,834           1,406,353
                                                    ------------        ------------
LOSS FROM OPERATIONS                                    (258,834)         (1,357,566)
                                                    ------------        ------------
OTHER INCOME (EXPENSE):
     Investment                                              -0-             (75,000)
     Interest income                                       1,143               1,757
     Interest expense                                        -0-              (5,677)
                                                    ------------         -----------
     Total Other Income (Expense)                          1,143             (78,920)
                                                    ------------         -----------
NET LOSS                                               $(257,691)        $(1,436,486)
                                                    ============         ===========
Weighted average number
of shares outstanding                                 14,975,116           9,956,868

Per Share Income (Loss)                                   $(0.02)             $(0.14)


See notes to financial statements.

                                                               PAGE 5

                                 RENTECH, INC. AND SUBSIDIARY
                               STATEMENT OF STOCKHOLDERS' EQUITY
                          FOR THE THREE MONTHS ENDED DECEMBER 31, 1996
                                          (Unaudited)

                                                         Additional
                                             Par         Paid-In       Accumulated
                                Shares       Value       Capital       Deficit
                                ------       -----       ----------    -----------

Balances,
     September 30, 1996         14,975,116   $149,748    $10,888,152   $(7,701,724)

     Net loss for the three
     months ended
     December 31, 1996                                                    (257,691)

     Adjustment                                                                151
                                ----------   --------    -----------   -----------

Balances, December 31, 1996
(unaudited)                    14,975,116   $149,748    $10,888,152    $(7,959,264)





















  See notes to financial statements.

                                                      PAGE 6

                                 RENTECH, INC. AND SUBSIDIARY
                                    STATEMENT OF CASH FLOWS
                     For the Three Months Ended December 31, 1996 and 1995
                                          (Unaudited)
                                                               1996             1995
Operating Activities
     Net Income (Loss)                                        $(257,691)        $(1,436,486)
     Adjustments to reconcile net loss to net cash
        provided (used in) operating activities:
        (Loss) on investment                                        -0-              75,000
        (Loss) on disposal of subsidiary                            -0-           1,072,342
        Depreciation and amortization                            63,510              63,510
     Changes in operating assets and liabilities:
        (Increase) Decrease in restricted cash                   25,000              25,000
        (Increase) Decrease in stock subscription receivable     50,000                 -0-
        (Increase) Decrease in accounts receivables                 -0-            (201,030)
        (Increase) Decrease in property tax receivable           71,813                 -0-
        (Increase) Decrease in deposits and other assets            917                 -0-
        Increase (Decrease) in billings in excess of
          costs and estimated earnings on
          uncompleted contracts
        Increase (Decrease) in accounts payable
          and other accrued expenses                            (38,242)            204,586
                                                              ---------          ----------
Net Cash Provided By (Used in) Operating Activities:            (84,693)           (197,078)

Investing Activities
     Purchase of equipment                                          -0-               4,767
     Investment in Solar Thermal Engine                          25,000                 -0-
     Investment in Okon Contract                                 50,000                 -0-
                                                             ----------          ----------
Net Cash Provided By (Used in) Investing Activities:             75,000               4,767
                                                             ----------          ----------
Financing Activities
     Issuance of common stock                                       -0-              75,000
                                                             ----------          ----------
Net Cash Provided (Used) by Financing Activities                    -0-              75,000
                                                             ----------          ----------
Increase (Decrease) in Cash
     And Cash Equivalents                                      (159,693)           (126,845)
Cash and Cash Equivalents,
     Beginning of Period                                        210,486             142,753
                                                             ----------          ----------
Cash and Cash Equivalents,
     End of Period                                           $   50,793          $   15,908
                                                             ==========          ==========
See notes to financial statements.

                         RENTECH, INC. AND SUBSIDIARY
                        NOTES TO FINANCIAL STATEMENTS
                               December 31, 1996
                                  (Unaudited)


  1.     Basis of Presentation

       The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements included in the Company's September 30, 1996 transition report on Form 10-KSB. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 1996 are not necessarily indicative of the results that may be expected for the full fiscal year ending September 30, 1997. All dollar amounts included herein are in U.S. dollars, unless otherwise indicated. The financial statements are presented on an accrual basis.

  2.    Significant Accounting Policies

        Future Fuels Pty Limited - The financial statements include the accounts of the Company and its wholly-owned foreign subsidiary, Future Fuels Pty Limited (Future Fuels). All material intercompany accounts and transactions have been eliminated. Future Fuels, an Australian company organized on March 31, 1988, was engaged in the business of developing process plants that use the Company's proprietary technology before its liquidation for accounting purposes during December 1995.

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

       Synhytech Plant Held for Sale - The Synhytech plant held for sale is recorded at the lower of cost or net realizable value. As of June 30, 1996, the gas conversion plant had been sold to Donyi Polo Petrochemicals Ltd. and removed from the Pueblo, Colorado site.

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

       Change of Fiscal Year - The Company changed its year end period from December 31 to September 30 effective September 30, 1996. The period ended September 30, 1996 is a transition period consisting of nine months.

       Reclassifications - Certain reclassifications have been made to the 1995 financial statements in order for them to conform to the 1996 presentation. Such reclassifications have no impact on the Company's financial position or results of operation.



  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Results of Operations.

       For the three months ended December 31, 1996, the Company recorded a loss of $257,691 compared to a loss of $1,436,486 for the comparable period in 1995. The loss for the three months ended December 31, 1996 includes a non-recurring and non-cash loss of $1,072,342 associated with discontinuation of work on the Henan Project in China and a $75,000 loss resulting from the write off of a stock investment. The comparable losses excluding these items are $257,691 and $289,144, respectively, for the three-month periods ended December 31, 1996 and 1995.

       During the three months ended December 31, 1996, the Company had no revenues compared to $116,760 for the 1995 period. The lack of revenues in the 1996 quarter reflects discontinuation of work by Future Fuels Pty Limited, a wholly-owned subsidiary, on its engineering design contract for the Henan Project. See the following section entitled "Liquidity and Capital Resources" for further details regarding the Henan Project and liquidation of Future Fuels.

       Cost of contracts decreased to zero during the three months ended December 31, 1996 compared to $67,973 for the comparable period of 1995. The cost of contracts represents the direct costs associated with the performance of contracts for projects. The contract revenue and cost of contracts in the 1995 quarter are due to the initial consulting work performed on the Arunachal Pradesh, India contract during 1995. Donyi Polo Petrochemicals Ltd. has licensed the Company's technology for use in a gas conversion plant under development in Arunachal Pradesh, India. Donyi Polo purchased the Company's Synhytech plant located at Pueblo, Colorado during the first quarter of 1995, dismantled it, and shipped it to Arunachal Pradesh, India, for reassembly. The Company has licensed its technology to Donyi Polo to operate the plant as a commercial gas conversion facility. The plant was disassembled and shipped in 1996.

       Gross profit decreased by 100% to zero for the three month period ended December 31, 1996 compared to a gross profit of $48,787 for the three month period ended December 31, 1995.

       General and administrative expenses decreased by 28% to $195,324 for the three month period ended December 31, 1996, compared to the same period in 1995. A significant portion of the decrease in the amount of approximately $26,000 is due to the reduced carrying cost of the Synhytech plant after shipment to India. The remaining $44,000 reduction is due to planned reductions in all other general and administrative costs, including legal fees, travel, and all others.

       Loss on disposal of subsidiary was zero during the first quarter of fiscal 1997 compared to a loss of $1,072,342 for the three months ended December 31, 1995. The loss is due to the discontinuation of the Henan contract during the 1995 period.

       Depreciation and amortization remained constant at $63,510 for both three-month periods ended December 31, 1996 and 1995.

       Primarily because of reductions in expenditures, loss from operations for the three-month period ended December 31, 1996 was reduced by 81% to a loss of $258,834 from the $1,357,566 loss reported for the comparable three-month period of 1995.

       There was no loss on investment during the 1996 three-month period compared to a loss of $75,000 on investment during the 1995 period related to the write off of an investment determined to have no value.

       Interest income was slightly less during the quarter ended December 31, 1996, as compared to the same quarter of 1995 because of the Company's use of restricted cash.

       Interest expense during the quarter ended December 31, 1996 was zero compared to $5,677 during the same quarter of 1995 due to interest charges on trade accounts payable.

  Liquidity and Capital Resources

       The Company has incurred losses since its inception. At December 31, 1996, the Company had working capital of $188,448 as compared to $456,560 at September 30, 1996. The $268,112 or 58% decrease in working capital is due to the ongoing losses from operations which raises substantial doubt about the ability of the Company to continue as a going concern. The Company is attempting to obtain adequate financing to diversify into other businesses that generate net income, the success of which is not assured.

       The Company's financial outlook was seriously worsened in the fourth quarter of 1995 when a contract dispute arose between the Company's Australian subsidiary, Future Fuels Pty Ltd., and the Australian joint venture composed of Energy Equipment Pty Ltd. and CMPS&F Pty Ltd. As a result of the dispute, the subcontract of Future Fuels to provide basic engineering design and operating data to the joint venture for construction of the Henan project in China was discontinued in 1995 and considered terminated at year end for accounting purposes. The suspension of Future Fuels' subcontract for the Henan Project deprived Rentech of what it had expected to be the major source of its income for the next several years through 1998. The contract was for a total of approximately $10.9 million, of which approximately $1,431,000 had been received. Future Fuels was owed approximately $356,000 by the joint venture when the subcontract was deemed terminated, and does not expect to recover that sum from the joint venture. As a result of the discontinuation, and ultimate termination for accounting purposes, of Future Fuels' contract for the Henan Project, the operations of Future Fuels were closed, the employees and independent contractors discharged, and the business wound up in late 1995. In February 1996, Future Fuels filed for liquidation under Australian law. On March 21, 1996, a trustee was appointed to liquidate the assets and discharge the liabilities to the extent of the assets. The liabilities of Future Fuels exceed the value of its assets, and Rentech, as sole shareholder and major creditor, does not expect to receive any distribution from the liquidation of the subsidiary.

       During September 1996 the Company obtained $787,000 in operating capital from several of its shareholders and other investors and discharged certain indebtedness through a private placement resulting in the issuance of 3,993,426 shares of common stock at 20 cents per share . Warrants for the purchase of 4,744,000 shares of common stock at 25 cents per share were also issued by the Company as part of the private placements. The warrants may be exercised until September 20, 1997.

       The Company's short term ability to continue its operations is dependent upon raising additional operating capital. The Company is seeking approximately $2 million for that purpose and to diversify into other businesses. One of these possibilities involves a limited liability company called ITN/ES LLC which intends to commercially exploit technologies that are to be contributed to the LLC. The technologies and products to be owned by the LLC include production of thin-film electronic substrates by deposition upon which computer chips can be mounted; advanced processes for ceramic deposition on materials to improve their capacity to withstand heat and wear; and utilization of shape memory alloys that are highly advanced metals which by the proper application of heat, cold or electrical impulse can perform a mechanical function with precision for long periods of time. The contribution of the technologies to the LLC depends upon the Company's contribution of $200,000 in cash and 1,200,000 shares of common stock by April 15, 1997.

  The Company is to register its shares within 120 days after the stock is issued, and if it has not, is required to issue an additional 400,000 shares to ITN/ES LLC. ITN/ES LLC will not be able to commence production of its technologies until its acquires additional capital adequate to construct a manufacturing facility and obtain purchase contracts. Therefore, revenues from this source are not expected in the near term. Another business opportunity involves the acquisition of the assets of Okon, Inc. The Company intends to use those assets to engage in the business of producing and selling water-repellent sealers and stains for wood, concrete and masonry. The purchase price is $1,300,000, of which $50,000 has been advanced and $950,000 is to be paid in cash upon closing, plus $300,000 to be payable according to the terms of the Company's promissory note payable over 12 monthly installments commencing one year after closing. In order to provide $50,000 in cash required for extension of the closing with Okon, Inc., the Company made a private placement of 1,479,000 shares of its common stock on January 23, 1997 for $73,950 in cash. The closing date was extended to March 14, 1997.

       The Company's long term ability to continue its operations is dependent primarily upon income from license fees and construction subcontracts for the Arunachal Pradesh project and ability to generate operating profits from the Company's efforts to diversify into other businesses that generate net income. There are no assurances that these sources of revenues will be realized in time or in amount adequate to enable the Company to continue its operations as a going concern.


  Statement of Cash Flows

       As discussed under "Results of Operations," the Company had net losses of $257,691 and $1,436,486, respectively, for the quarters ended December 31, 1996 and 1995. The 1995 non-cash expenses include a loss on disposal of a subsidiary of $1,072,342 and a $75,000 write off of an investment. Both periods reflect depreciation and amortization of $63,510.

       Changes in operating assets and liabilities include a $25,000 decrease in restricted cash for each period. The 1996 period included a $50,000 decrease in stock subscriptions receivable compared to zero for the 1995 period.

       There were no changes to accounts receivable during the quarter ended December 31, 1996 compared to a $201,030 increase during the 1995 period.

       A decrease of $71,813 in property tax receivable occurred during the quarter ended December 31, 1996 compared to zero for the comparable 1995 quarter. Deposits and other assets decreased by $917 during the 1996 quarter compared to zero for the 1995 quarter.

       Accounts payable decreased by $38,242 during the quarter ended December 31, 1996 compared to a $204,586 increase during the 1995 quarter.

       During the quarter ended December 31, 1996, $84,693 cash was used by operating activities compared to a net cash usage of $197,078 for the comparable quarter of 1995.

       Two investments were made during the quarter ended December 31, 1996 totaling $75,000, compared to a $4,767 purchase of equipment during the 1995 quarter.

       The Company financed a portion of its activities by net proceeds of $75,000 from an issuance of its common stock during the quarter ended December 31, 1995 compared to no such financings during the quarter ended December 31, 1996.

       Cash decreased during the quarter ended December 31, 1996 by $159,693 compared to a decrease of $126,845 for the comparable quarter of 1995. These changes decreased the ending cash balance to $50,793 at December 31, 1996 from $210,486 at September 30, 1996. The 1995 changes decreased the September 30, 1995 balance of $142,753 to $15,908 at December 31, 1995.

                        PART II - OTHER INFORMATION

  Item 1.   Legal Proceedings.  None.

  Item 2.   Change in Securities.  None.

  Item 3.   Defaults Upon Senior Securities.  None.

  Item 4.   Submission of Matters to a Vote of Security Holders.  None.

  Item 5.   Other Information.  None.

  Item 6.   Exhibits and Reports on Form 8-K.

       (a)  Exhibits.  None

       (b) Form 8-K dated November 7, 1996 reporting the Company's option to purchase an interest in ITN/ES LLC.

       (c) Form 8-K/A dated November 7, 1996 regarding the Company's letter of intent to acquire the assets of Okon, Inc.

       (d) Form 8-K dated November 14, 1996 regarding the notice the Company received from the United States Patent Office of three new patents to be issued pertaining to claims on Rentech's gas conversion technology and its end products.

       (e) Form 8-K dated December 16, 1996 reporting the Company's agreement to purchase the assets of Okon, Inc. and reporting its change of fiscal year-end to September 30, rather than December 31, with a nine-month transition period from January 1, 1996 to September 30, 1996.

                                  SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    RENTECH, INC.



                                By:  (signature)
  Dated: February 13, 1997          -----------------------------------
                                    James P. Samuels, Vice President-
                                    Finance and Chief Financial Officer