Form 10QSB/A
period 1996-12-31
RENTECH INC /CO/
filed 1997-04-28
CIK 868725

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                 FORM 10-QSB/A




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

                                                                PAGE 3

                                RENTECH, INC. AND SUBSIDIARY
                                        BALANCE SHEETS

                                                           December 31,     September 30,
                                                           1996             1996
                                                           (unaudited)
ASSETS
Current Assets
     Cash and cash equivalents                             $   50,793       $  210,486
     Restricted cash, current portion                             -0-           25,000
     Accounts receivable                                      198,457          198,457
     Property tax receivable                                      -0-           71,813
     Stock subscription receivable                                -0-           50,000
     Advances and other current assets                         23,663           23,511
                                                           ----------       ----------
          Total Current Assets                                272,913          579,267
                                                           ----------       ----------

Property and Equipment
     Equipment, net of accumulated
        depreciation of $100,944 and
        $94,620 as of December 31, 1996
        and September 30, 1996, respectively                   50,832           57,156
                                                           ----------       ----------
Other Assets
     Licensed technology, net of accumulated amorti-
        zation of $772,650 and $715,464 as of December
        31, 1996 and September 30, 1996 respectively        2,658,498        2,715,684
     Investment in Solar Thermal Engine                        25,000              -0-
     Investment in Okon Contract                               50,000              -0-
     Synhytech plant held for sale                             99,500           99,500
     Deposits and other                                         6,358            7,276
                                                           ----------       ----------
Total Other Assets                                          2,839,356        2,822,460
                                                           ----------       ----------
Total Assets                                               $3,163,101       $3,458,883
                                                           ==========       ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable                                      $   15,539       $   53,948
     Accrued liabilities                                       68,926           68,759
                                                           ----------       ----------
          Total Current Liabilities                            84,465          122,707
                                                           ----------       ----------
Stockholders' Equity
     Preferred stock - $10 par value; 1,000,000 shares
        authorized; none issued and outstanding
     Common stock - $.01 par value; 100,000,000 shares
        authorized; 14,975,116 shares issued and
        outstanding as of December 31, 1996
        and September 30, 1996                                149,748          149,748
     Additional paid-in capital                            10,888,152       10,888,152
     Accumulated deficit                                   (7,959,264)      (7,701,724)
                                                           ----------       ----------
        Total Stockholders' Equity                          3,078,636        3,336,176
                                                           ----------       ----------
Total Liabilities and Stockholders' Equity                 $3,163,101       $3,458,883
                                                           ==========       ==========
See notes to financial statements.

                                                               PAGE 4

                                 RENTECH, INC. AND SUBSIDIARY
                                   STATEMENTS OF OPERATIONS
                                          (Unaudited)

                                                   Three Months Ended
                                                        December 31
                                                    1996                1995
REVENUES:
     Contract revenues                              $        -0-        $    209,412
                                                    ------------        ------------
     Total Revenue                                           -0-             209,412

COSTS OF SALES:
     Cost of contracts                                       -0-             732,059
                                                    ------------        ------------
GROSS PROFIT (LOSS)                                          -0-            (522,647)

EXPENSES:
     General and Administrative                          195,324             270,501
     Loss on Disposal of Subsidiary                          -0-             500,908
     Depreciation and Amortization                        63,510              63,510
                                                    ------------        ------------
          Total Expenses                                 258,834             834,919
                                                    ------------        ------------
LOSS FROM OPERATIONS                                    (258,834)         (1,357,566)
                                                    ------------        ------------
OTHER INCOME (EXPENSE):
     Investment                                              -0-             (75,000)
     Interest income                                       1,294               1,757
     Interest expense                                        -0-              (5,677)
                                                    ------------         -----------
     Total Other Income (Expense)                          1,294             (78,920)
                                                    ------------         -----------
NET LOSS                                            $   (257,540)        $(1,436,486)
                                                    ============         ===========
Weighted average number
of shares outstanding                                 14,975,116           9,956,868

Per Share Income (Loss)                                   $(0.02)             $(0.14)


See notes to financial statements.

                                                               PAGE 5

                                 RENTECH, INC. AND SUBSIDIARY
                               STATEMENT OF STOCKHOLDERS' EQUITY
                          FOR THE THREE MONTHS ENDED DECEMBER 31, 1996
                                          (Unaudited)

                                  Common Stock           Additional
                                             Par         Paid-In       Accumulated
                                Shares       Value       Capital       Deficit
                                ------       -----       ----------    -----------

Balances,
     September 30, 1996         14,975,116   $149,748    $10,888,152   $(7,701,724)

     Net loss for the three
     months ended
     December 31, 1996                                                    (257,540)

                                ----------   --------    -----------   -----------

Balances, December 31, 1996
(unaudited)                    14,975,116   $149,748    $10,888,152    $(7,959,264)
                               ==========   ========    ==========     ===========




















  See notes to financial statements.

                                                      PAGE 6

                                 RENTECH, INC. AND SUBSIDIARY
                                    STATEMENTS OF CASH FLOWS
                     For the Three Months Ended December 31, 1996 and 1995
                                          (Unaudited)
                                                               1996             1995
Operating Activities
     Net Income (Loss)                                        $(257,540)        $(1,436,486)
     Adjustments to reconcile net loss to net cash
        provided (used in) operating activities:
        (Loss) on investment                                        -0-              75,000
        (Loss) on disposal of subsidiary                            -0-             500,908
        (Loss) on contracts                                         -0-             732,059
        Gain on sale of assets                                      -0-             (12,168)
        Depreciation and amortization                            63,510              63,510
        Bad debt expense                                            -0-             103,930
     Changes in operating assets and liabilities:
        (Increase) Decrease in restricted cash                   25,000              25,000
        (Increase) Decrease in accounts receivables                 -0-            (167,186)
        (Increase) Decrease in property tax receivable           71,813                 -0-
        (Increase) Decrease in advances and other current
          assets                                                   (152)             19,485
        Increase (Decrease) in accounts payable
          and other accrued expenses                            (38,242)            (70,472)
                                                              ---------          ----------
Net Cash Provided By (Used in) Operating Activities:           (135,611)           (166,420)
                                                              ---------          ----------
Investing Activities
     Investment in Solar Thermal Engine                         (25,000)                -0-
     Investment in Okon Contract                                (50,000)                -0-
     Receipts for deposits and other                                918                 -0-
                                                             ----------          ----------
Net Cash Provided By (Used in) Investing Activities:            (74,082)                -0-
                                                             ----------          ----------
Financing Activities
     Proceeds from note payable                                     -0-               6,576
     Proceeds from stock subscription receivable                 50,000                 -0-
                                                             ----------          ----------
Net Cash Provided (Used) by Financing Activities                 50,000               6,576
                                                             ----------          ----------
Increase (Decrease) in Cash
     And Cash Equivalents                                      (159,693)           (159,844)

Cash and Cash Equivalents,
     Beginning of Period                                        210,486             175,752
                                                             ----------          ----------
Cash and Cash Equivalents,
     End of Period                                           $   50,793          $   15,908
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



  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Results of Operations.

       For the three months ended December 31, 1996, the Company recorded a loss of $257,540 compared to a loss of $1,436,486 for the comparable period in 1995. The loss for the three months ended December 31, 1996 includes a non-recurring and non-cash loss of $500,908 resulting from the loss on disposal of Future Fuels, $732,059 loss associated with the discontinuation of work on the Henan Project in China, and a $75,000 loss resulting from the write off of a stock investment. The comparable losses excluding these items are $257,540 and $128,519, respectively, for the three-month periods ended December 31, 1996 and 1995.

       During the three months ended December 31, 1996, the Company had no revenues compared to $209,412 for the 1995 period. The lack of revenues in the 1996 quarter reflects discontinuation of work by Future Fuels Pty Limited, a wholly-owned subsidiary, on its engineering design contract for the Henan Project. See the following section entitled "Liquidity and Capital Resources" for further details regarding the Henan Project and liquidation of Future Fuels.

       Cost of contracts decreased to zero during the three months ended December 31, 1996 compared to $732,059 for the comparable period of 1995. The cost of contracts represents the direct costs associated with the performance of contracts for projects. The contract revenue during 1995 relates to a catalyst test project which ended in December 1995 while the cost of contracts in the 1995 quarter are due primarily to the Henan Project in China. Donyi Polo Petrochemicals Ltd. has licensed the Company's technology for use in a gas conversion plant under development in Arunachal Pradesh, India. Donyi Polo purchased the Company's Synhytech plant located at Pueblo, Colorado during the first quarter of 1995, dismantled it, and shipped it to Arunachal Pradesh, India, for reassembly. The Company has licensed its technology to Donyi Polo to operate the plant as a commercial gas conversion facility. The plant was disassembled and shipped in 1996.

       Gross profit was zero for the three month period ended December 31, 1996 compared to a gross loss of $522,647 for the three month period ended December 31, 1995.

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

       Loss on disposal of subsidiary was zero during the first quarter of fiscal 1997 compared to a loss of $500,908 for the three months ended December 31, 1995. After the Henan contract was discontinued during the three months ended December 31, 1995, Future Fuels was placed in liquidation.

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


  Statements of Cash Flows

       As discussed under "Results of Operations," the Company had net losses of $257,540 and $1,436,486, respectively, for the quarters ended December 31, 1996 and 1995. The 1995 non-cash expenses include a loss on disposal of a subsidiary of $500,908, $732,059 loss on contracts, $103,930 bad debt expense, and a $75,000 write off of an investment.
  Both periods reflect depreciation and amortization of $63,510.

       Changes in operating assets and liabilities include a $25,000 decrease in restricted cash for each period. The 1996 period included a $50,000 decrease in stock subscriptions receivable compared to zero for the 1995 period.

       There were no changes to accounts receivable during the quarter ended December 31, 1996 compared to a $167,186 increase during the 1995 period.

       A decrease of $71,813 in property tax receivable occurred during the quarter ended December 31, 1996 compared to zero for the comparable 1995 quarter.

       Accounts payable decreased by $38,242 during the quarter ended December 31, 1996 compared to a $70,472 decrease during the 1995 quarter.

       During the quarter ended December 31, 1996, $135,611 cash was used by operating activities compared to a net cash usage of $166,420 for the comparable quarter of 1995.

       Two investments were made during the quarter ended December 31, 1996 totaling $75,000, compared to zero for the comparable 1995 quarter.

       The Company financed a portion of its activities by net proceeds of $50,000 from the collection on its stock subscription receivable during the quarter ended December 31, 1996 compared to $6,576 in proceeds from note payable during the quarter ended December 31, 1995.

       Cash decreased during the quarter ended December 31, 1996 by $159,844 compared to a decrease of $126,845 for the comparable quarter of 1995. These changes decreased the ending cash balance to $50,793 at December 31, 1996 from $210,486 at September 30, 1996. The 1995 changes decreased the September 30, 1995 balance of $175,752 to $15,908 at December 31, 1995.

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

                                    RENTECH, INC.



                                By:  (signature)
  Dated: April 25, 1997             -----------------------------------
                                    James P. Samuels, Vice President-
                                    Finance and Chief Financial Officer