Form 10QSB
period 1997-03-31
RENTECH INC /CO/
filed 1997-05-15
CIK 868725

                 U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-QSB


  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 1997

  [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from                 to
                                        --------------      -------------

  Commission File Number 0-19260



                                RENTECH, INC.
                (Name of small business issuer in its charter)


  Colorado                                                      84-0957421
  (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                       Identification No.)


                         1331 17th Street, Suite 720
                         Denver, Colorado  80202
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

       The number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 1997: common stock - 16,705,616.











       This report consists of 15 pages, including one page constituting the cover page.

                                                     PAGE 2

                                RENTECH, INC.
                        FORM 10-QSB QUARTERLY REPORT

                              Table of Contents

                        PART I - FINANCIAL INFORMATION
  Item 1.   Financial Statements:

            Consolidated Balance Sheets as of March 31, 1997
            and September 30, 1996                                    3

            Consolidated Statements of Operations for the
            three and six months ended March 31, 1997 and
            March 31, 1996                                            5

            Consolidated Statements of Stockholders' Equity for
            the six months ended March 31, 1997                       6

            Consolidated Statements of Cash Flows for the six
            months ended March 31, 1997 and March 31, 1996            7

            Consolidated Notes to the Financial Statements            8

  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                       9


                         PART II - OTHER INFORMATION

  Item 1.   Legal Proceedings - None.

  Item 2.   Change in Securities - None.

  Item 3.   Defaults Upon Senior Securities - None.

  Item 4.   Submission of Matters to a Vote of Security
            Holders - None.

  Item 5.   Other Information                                        13

  Item 6.   Exhibits and Reports on Form 8-K                         13

            (a)  Exhibits - None
            (b)  Reports on Form 8-K                                 13

                                    RENTECH, INC. AND SUBSIDIARY
                                  CONSOLIDATED BALANCE SHEETS

                                                       March 31,        September 30,
                                                       1997             1996
                                                       -----------      -----------
                                                       (unaudited)

ASSETS
Current Assets
     Cash and cash equivalents                         $   118,137      $   210,486
     Restricted cash, current portion                          -0-           25,000
     Accounts receivable                                   303,024          198,457
     Property tax receivable                                   -0-           71,813
     Stock subscription receivable                             -0-           50,000
     Inventory                                              75,425              -0-
     Advances and other current assets                      21,195           23,511
                                                       -----------      -----------
Total Current Assets                                       517,781          579,267
                                                       -----------      -----------
Property and Equipment, net of accumulated
  depreciation of $107,010 and $94,620 as of
  March 31, 1997 and September 30, 1996,
  respectively                                             139,164           57,156
                                                       -----------      -----------
Other Assets
     Licensed technology, net of accumulated amor-
       tization of $829,836 and $715,464 as of March
       31, 1997 and September 30, 1996 respectively      2,601,312        2,715,684
     Goodwill, net of accumulated amortization of
       $3,150 at March 31, 1997                          1,194,744              -0-
     Synhytech plant held for sale                          99,500           99,500
     Deposits and other                                     25,000            7,276
                                                       -----------      -----------
Total Other Assets                                       3,920,556        2,822,460
                                                       -----------      -----------
Total Assets                                           $ 4,577,501      $ 3,458,883
                                                       ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable                                  $   108,674      $    53,948
     Accrued liabilities                                   137,325           68,759
                                                       -----------      -----------
Total Current Liabilities                                  245,999          122,707
                                                       -----------      -----------
Long Term Liabilities
     Note Payable                                          300,000              -0-
                                                       -----------      -----------

Commitments

Stockholders' Equity
     Preferred stock - $10 par value; 1,000,000
       shares authorized; 130,000 issued and
       outstanding at March 31, 1997; redemption
       of $12.50 per share plus dividends in
       arrears of $175,069 as of March 31, 1997          1,300,000              -0-
     Common stock - $.01 par value; 100,000,000
       shares authorized; 16,705,616 shares issued
       and outstanding as of March 31, 1997 and
       14,975,116 shares issued and outstanding
       as of September 30, 1996                            167,053          149,748
     Additional paid-in capital                         10,813,706       10,888,152
     Accumulated deficit                                (8,249,257)      (7,701,724)
                                                       -----------      -----------
     Total Stockholders' Equity                          4,031,502        3,336,176
                                                       -----------      -----------
Total Liabilities and Stockholders' Equity             $ 4,577,501      $ 3,458,883
                                                       ===========      ===========
See notes to consolidated financial statements.


                                 RENTECH, INC. AND SUBSIDIARY
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (Unaudited)


                                         Three Months Ended          Six Months Ended
                                         ------------------          ----------------
                                           March 31,                    March 31,
                                       1997         1996           1997         1996
                                       ----         ----           ----         ----
REVENUES:
     Retail sales                      $ 104,568     $     -0-     $  104,568   $       -0-
     Contract revenues                     5,249           -0-          5,249       209,412
     License fees                            -0-       120,000            -0-       120,000
                                       ---------     ---------     ----------   -----------
Total Revenue                            109,817       120,000        109,817       329,412
                                       ---------    ----------     ----------   -----------
COSTS OF SALES:
     Cost of sales                        37,811           -0-         37,811           -0-
     Cost of contracts                       -0-           -0-            -0-       732,059
                                       ---------    ----------     ----------   -----------
GROSS PROFIT                              72,006       120,000         72,006      (402,647)
                                       ---------    ----------     ----------   -----------

EXPENSES:
     Operating expenses                   22,662           -0-         22,662           -0-
     General and administrative          274,347       221,752        469,671       492,253
     Loss on disposal of subsidiary          -0-           -0-            -0-       500,908
     Depreciation and Amortization        62,752        63,337        126,262       126,847
     Research and development              2,315           -0-          2,315           -0-
                                       ---------    ----------    -----------   -----------
Total Expenses                           362,076       285,089        620,910     1,120,008

LOSS FROM OPERATIONS                    (290,070)     (165,089)      (548,904)   (1,522,655)

OTHER INCOME (EXPENSE):
     Investment                              -0-           -0-            -0-       (75,000)
     Interest income                         200           781          1,494         2,538
     Interest expense                       (123)       (2,762)          (123)       (8,439)
     Other income                            -0-         1,200            -0-         1,200
     Total Other Income (Expense)             77          (781)         1,371       (79,701)

NET LOSS                                (289,993)     (165,870)      (547,533)   (1,602,356)

Dividend requirements on Preferred
  Stock                                  175,069           -0-        175,069           -0-
                                       ---------    ----------     ----------   -----------

LOSS APPLICABLE TO COMMON STOCK        $(465,062)   $ (165,870)    $ (722,602)  $(1,602,356)
                                       =========    ==========     ==========   ===========
Weighted average number
of shares outstanding                 16,152,126    10,006,868     15,552,092     9,981,868

Per Share Loss                            $(0.03)       $(0.02)        $(0.05)       $(0.16)
See notes to consolidated financial statements.

                                             RENTECH, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE SIX MONTHS ENDED MARCH 31, 1997
                                  (Unaudited)



                               Preferred Stock             Common Stock           Additional
                                          Par                          Par        Paid-In       Accumulated
                               Shares     Value          Shares        Value      Capital       Deficit
                               ------     -----          ------        -----      -------       -------
Balances,
  September 30, 1996           -0-        $     -0-      14,975,106    $149,748   $10,888,152   $(7,701,724)

  Issuance of Preferred
  Stock, net of offering
  costs of $194,785 for
  cash                         130,000    1,300,000                                  (194,785)

  Issuance of Common
  Stock for cash                                          1,730,500      17,305       120,339

  Net loss for the six
  months ended March 31,
  1997                                                                               (547,533)
                               -------    ----------     ----------    --------   -----------   ----------
Balances, March 31,
  1997
(unaudited)                    130,000    $1,300,000     16,705,616    $167,053   $10,813,706   $(8,249,257)
                               =======    ==========     ==========    ========   ===========   ===========






































See notes to consolidated financial statements.

                                                               PAGE 6

                                 RENTECH, INC. AND SUBSIDIARY
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                       For the Six Months Ended March 31, 1997 and 1996
                                  (Unaudited)
                                                      1997                1996
                                                      ----                ----
Operating Activities
  Net Income (Loss)                                   $ (547,533)         $(1,602,356)
  Adjustments to reconcile net loss to net cash
    provided (used in) operating activities:
    (Loss) on investment                                     -0-               75,000
    (Loss) on disposal of subsidiary                         -0-              500,908
    (Loss) on contracts                                      -0-              732,059
    Depreciation and amortization                        126,262              126,847
    Bad debt expense                                         -0-              103,930
  Changes in operating assets and liabilities
    net of business acquisition:
    (Increase) Decrease in restricted cash                25,000               25,000
    (Increase) Decrease in accounts receivables         (104,567)             139,804
    (Increase) Decrease in property tax receivable        71,813                  -0-
     (Increase) Decrease in inventories                    8,553                  -0-
    (Increase) Decrease in advances and other
      current assets                                       2,316               18,765
    Increase (Decrease) in accounts payable
       and other accrued expenses                        123,292             (226,936)
                                                       ---------          -----------
 Cash Provided By (Used in) Operating Activities:       (294,864)            (106,979)
                                                      ----------           ----------
Investing Activities
  Purchase of business                                (1,060,269)                 -0-
  Purchase of equipment                                  (12,351)                 -0-
  Receipts for deposits and other                        (17,724)               6,536
                                                      ----------          -----------
Net Cash Provided (Used) by Investing Activities      (1,090,344)               6,536
                                                      ----------          -----------
Financing Activities
  Proceeds from issuances of Preferred Stock           1,105,215                  -0-
  Proceeds from issuances of Common Stock                137,644               50,000
  Proceeds from stock subscription receivable             50,000                  -0-
                                                       ---------          -----------
Net Cash Provided (Used) by Financing Activities       1,292,859               50,000
                                                      ----------          -----------
Increase (Decrease) in Cash
  And Cash Equivalents                                   (92,349)             (50,443)

Cash and Cash Equivalents,
  Beginning of Period                                    210,486              175,752
                                                      ----------          -----------
Cash and Cash Equivalents,
  End of Period                                       $  118,137          $   125,309
                                                      ==========          ===========

See notes to consolidated financial statements.

                        RENTECH, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 1997
                                 (Unaudited)

  1.  Basis of Presentation

       The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements included in the Company's September 30, 1996 transition report on Form 10-KSB. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the full fiscal year ending September 30, 1997. All dollar amounts included herein are in U.S. dollars, unless otherwise indicated. The financial statements are presented on an accrual basis.

  2.  Significant Accounting Policies

       Okon, Inc. - The financial statements include the accounts of the Company and its wholly-owned subsidiary, Okon, Inc. ("Okon"). All material intercompany accounts and transactions have been eliminated. Okon was purchased during March 1997 and is in the business of retail paint sales.

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

       Excess of Cost Over Net Assets Acquired - The excess of cost over net assets acquired, which relate to the acquisition of Okon, is being amortized over 15-year period using the straight-line method.

       Long-Lived Assets - Long-lived assets, identifiable intangibles, and excess of cost over net assets acquired are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected future cash flow from the use of the asset and its eventual disposition is less than the carrying account of the asset, an impairment loss is recognized and measured using the asset's fair value.

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

       Revenues from Okon's operations are recognized as income at the time the order is shipped.

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

       New Accounting Pronouncement - On March 3, 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS No. 128"). This pronouncement provides a different method of calculating earnings per share than is currently used in accordance with Accounting Board Opinion ("APB") No. 15, "Earnings Per Share." SFAS 128 provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997. Its implementation is not expected to have a material effect on the consolidated financial statements.

  3. Business Acquisition - On March 14, 1997, the Company acquired the assets of Okon for $1,050,000 in cash, a $300,000 note due to the seller and $13,919 in acquisition costs. The $300,000 note accrues interest at 9%. Accrued interest on the note is due on March 14, 1998. Commencing on April 1, 1998, the note is payable in monthly principal payments of $25,000 plus interest until the note is paid in full. The acquisition of Okon is recorded using the purchase method.

  The purchase price for Okon is allocated as follows:

       Inventories                                    $      83,878
       Property and equipment                                82,147
       Excess of cost over net assets acquired            1,197,894
                                                      -------------
       Total purchase price                           $   1,363,919
                                                      =============

  4. Stockholders' Equity - During March 1997, the Company completed the sale of 130,000 shares of its Series 1997-A Convertible Preferred Stock. The Company received net proceeds of $1,105,215 after paying $194,785 in offering costs. The preferred shares are convertible into shares of the Company's common stock at an average price of $.21 per share or into common stock at a price that is 70% of the average closing bid price of the common stock for the five trading days preceding the date of each conversion, whichever is less. Dividends are payable on the preferred stock at 15% per annum, in common stock or cash, at the option of the Company, until converted or redeemed by the Company.

       During March 1997, the Company recorded an additional $167,069 dividend associated with the conversion feature of the preferred stock. The preferred stock is converted at a discount from the market value of the Company's common stock. Dividends in arrears on the outstanding preferred stock total $175,069 as of March 31, 1997.


  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Results of Operations.

       For the three and six months ended March 31, 1997 the Company recorded net losses of $289,993 and $547,533 compared to net losses of $165,870 and $1,602,356 for the comparable periods in 1996. The net loss for the six months ended March 31, 1996 includes a non-recurring and non-cash loss of $500,908 resulting from the loss on disposal of Future Fuels, $732,059 loss associated with the discontinuation of work on the Henan Project in China and a $75,000 loss resulting from the write off of a stock investment. The loss for the three months and six months ended March 31, 1997 includes a non-cash dividends requirement of $175,069.
  The comparable losses excluding these items are $547,533 and $294,389, respectively, for the six-month periods ended March 31, 1997 and 1996.

       During the three and six months ended March 31, 1997 the Company had $109,817 in revenues compared to $120,000 and $329,412 for the comparable 1996 periods. The reduced revenues in the 1997 quarters reflect discontinuation of work by Future Fuels Pty Limited, a wholly-owned subsidiary, on its engineering design contract for the Henan Project.
  See the following section entitled "Liquidity and Capital Resources" for further details regarding the Henan Project and liquidation of Future Fuels. Of these 1997 revenues, $104,568 were attributed to Okon for the last two weeks of March. Only $5,249 were attributed to Rentech, and these were billed to the India project.

       Cost of sales first occurred during this current quarter due to the acquisition of Okon, which is engaged in the retail paint business.

       Cost of contracts decreased to zero during the three and six months ended March 31, 1997 compared to zero and $732,059 for the comparable periods of 1996. The cost of contracts represents the direct costs associated with the performance of contracts for projects. The contract revenue during 1996 relates to the Henan Project in China.

       Gross profit was $72,006 for the three and six month periods ended March 31, 1997 compared to a gross profit of $120,000 for the three-month period ended March 31, 1996 and a gross loss of $402,647 for the six months ended March 31, 1996.

       General and administrative expenses decreased by 5% to $469,671 for the six-month period ended March 31, 1997, compared to the same period in 1996. General and administrative expenses increased by 24% to $274,347 for the three month period ended March 31, 1997 compared to the same period in 1996. The increase is attributable to the acquisition of Okon.

       Loss on disposal of subsidiary was zero during the six months of fiscal 1997, compared to a loss of $500,908 for the six months ended March 31, 1996. After the Henan contract was discontinued during the three months ended December 31, 1995, Future Fuels was placed in liquidation.

       Depreciation and amortization remained constant at approximately $63,000 and $126,000 for both the three-month period and the six-month periods ended March 31, 1997 and 1996.

       Primarily because of reductions in expenditures, loss from operations for the six-month period ended March 31, 1997 was reduced by 64% to a loss of $548,904 from the $1,522,655 loss reported for the comparable six-month period of 1996.

       There was no loss on investment during the 1997 six-month period compared to a loss of $75,000 on investment during the 1996 period related to the write off of an investment determined to have no value.

       Interest income was less during the six months ended March 31, 1997, as compared to the same period of 1996 because of the Company's use of restricted cash.

       Interest expense during the three and six months ended March 31, 1997 was significantly less compared to the same periods of 1996 due to interest charges on trade accounts payable.


  Liquidity and Capital Resources

       The Company has incurred losses since its inception. At March 31, 1997, the Company had working capital of $271,782 as compared to $456,560 at September 30, 1996. The $184,778 or 40% decrease in working capital is due to the ongoing losses from operations. During this current quarter, the Company obtained financing through stock issuances totaling $1,292,859 to diversify into other businesses that are expected to generate net income to sustain the Company. The Company utilized $1,060,269 of this cash to purchase Okon, a wholly-owned subsidiary engaged in the manufacture of water-base sealers and stains for retail sale. During April 1997 the Company also issued 20,000 more shares of preferred stock, netting the Company $176,000 after offering discounts. Although no assurances can be given, the Company is confident that its financing, investments and operational plans are such that future needs for cash will be provided by operations and conversion of outstanding warrants.

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

       During September 1996 the Company obtained $787,000 in operating capital from several of its shareholders and other investors and discharged certain indebtedness through private placements resulting in the issuance of 3,993,426 shares of common stock at 20 cents per share. Warrants for the purchase of 4,744,000 shares of common stock at 25 cents per share were also issued by the Company as part of the private placements. The warrants may be exercised until September 20, 1997.

       During the current quarter ended March 31, 1997, the Company raised $137,644 through the sale of 1,730,500 shares of common stock and $1,105,215 through the sale of 130,000 shares of preferred stock. The preferred stock accrues dividends at fifteen percent per annum, payable in cash or common stock. The preferred stock is also convertible into common stock at an average price of $.21 per share or at a price that is 70% of the average closing bid price of the common stock for the five trading days preceding the date of conversion, whichever is less.

       One of the possibilities for the new capital involves a limited liability company called ITN/ES LLC which intends to commercially exploit technologies that are to be contributed to the LLC. The technologies and products to be owned by the LLC include production of thin-film electronic substrates by deposition upon which computer chips can be mounted; advanced processes for ceramic deposition on materials to improve their capacity to withstand heat and wear; and utilization of shape memory alloys that are highly advanced metals which by the proper application of heat, cold or electrical impulse can perform a mechanical function with precision for long periods of time. The contribution of the technologies to the LLC depends upon the Company's contribution of $200,000 in cash and 1,200,000 shares of common stock. Closing is presently scheduled to occur on or before June 30, 1997. The Company is to register its shares within 120 days after the stock is issued, and if it has not, is required to issue an additional 400,000 shares to ITN/ES LLC. ITN/ES LLC will not be able to commence production of its technologies until it acquires additional capital adequate to construct a manufacturing facility and obtain purchase contracts. Therefore, revenues from this source are not expected in the near term. The Company acquired the assets of Okon, Inc. during March 1997 for $1,050,000 cash plus a $300,000 long term Note Payable, payable according to the terms of the Company's promissory note payable over 12 monthly installments commencing one year after closing.

       On March 31, 1997 Rentech entered into an agreement to negotiate exclusively with the Texaco Group Inc., to establish a business relationship for the purposes of accelerating the development and licensing of Rentech's Process Technology and to commercially exploit this technology on a world wide basis. Though no assurances can be given that a formal agreement will be signed, management is optimistic as to the positive financial impact on the Company that this agreement may have.


  Statement of Cash Flows

       As discussed under "Results of Operations," the Company had net losses of $547,533 and $1,602,356, respectively, for the six months ended March 31, 1997 and 1996. The 1996 non-cash expenses include a loss on disposal of a subsidiary of $500,908, $732,059 loss on contracts, $103,930 bad debt expense, and a $75,000 write off of an investment. Depreciation and amortization of $126,762 and $126,847 for the six months ended March 31, 1997 and 1996 were reported.

       Changes in operating assets and liabilities include a $25,000 decrease in restricted cash for each period.

       There was a $104,567 increase in accounts receivable during the quarter ended March 31, 1997 due to the acquisition of Okon, compared to a $139,804 decrease during the 1996 period.

       A decrease of $71,813 in property tax receivable occurred during the six months ended March 31, 1997, compared to zero for the comparable 1996 period.

       An increase in inventories of $8,553 occurred during this current quarter due to the acquisition of Okon, Inc. during March 1997.

       Advances and other current assets decreased by $2,316 during the six months ended March 31, 1997 compared to a $18,765 decrease for the comparable period ended March 31, 1996.

       Accounts payable increased by $123,292 during the six months ended March 31, 1997, partially due to the acquisition of Okon, compared to a $223,007 decrease during the 1996 period.

       During the six months ended March 31, 1997, $294,864 in cash was used by operating activities compared to a net cash usage of $106,979 for the comparable six months of 1996.

       Investing activities were made during the six months ended March 31, 1997 totaling $1,090,344, compared to $6,536 for the comparable 1996 period. During March 1997, the Company acquired Okon with approximately $1,060,000 in cash.

       The Company financed its activities by net proceeds of $1,105,215 from the issuance of Preferred Stock, $137,644 from the issuance of Common Stock, and $50,000 from the collection on its stock subscription receivable during the six months ended March 31, 1997 compared to $50,000 in proceeds from common stock issuances during the six months ended March 31, 1996.

       Cash decreased during the six months ended March 31, 1997 by $92,349 compared to a decrease of $50,443 for the comparable period of 1996. These changes decreased the ending cash balance to $118,137 at March 31, 1997 from $210,486 at September 30, 1996. The 1996 changes decreased the September 30, 1995 balance of $175,752 to $125,309 at March 31, 1996.

                         PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings.  None.

  Item 2.  Change in Securities.  None.

  Item 3.  Defaults Upon Senior Securities.  None.

  Item 4.  Submission of Matters to a Vote of Security Holders.  None.

  Item 5.  Other Information.

           On March 31, 1997 Rentech, Inc. and Texaco Group Inc. signed a Letter of Intent.

  Item 6.  Exhibits and Reports on Form 8-K.

       (a)     Exhibits.  None

       (b) Form 8-K dated January 30, 1997 reporting under Item 5 an extension of the contract to purchase Okon, Inc.

       (c) Form 8-K dated February 19, 1997 reporting under Item 5 an agreement with VenGua ("Raleigh"), Inc. to assist the Company in raising funds to complete two pending acquisitions, Okon and ITN, LLC.

       (d) Form 8-K dated February 21, 1997 reporting under Item 5 reporting start of the commercial test phase of the Company's development of its Thermal Heat Engine in cooperation with ITN Energy Systems, Inc.

       (e) Form 8-K dated April 3, 1997 reporting under Item 2 the acquisition of Okon, Inc. and under Item 9 the sale of 130,000 shares of Preferred Stock.

                                 SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               RENTECH, INC.



  Dated: May 15, 1997     By:   (Signature)
                               -----------------------------------------
                               James P. Samuels, Vice President-Finance
                               and Chief Financial Officer