Form 10-Q
period 1997-06-30
RENTECH INC /CO/
filed 1997-08-13
CIK 868725

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549



                                 FORM 10-QSB



  [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended June 30, 1997

  [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
         For the transition period from                to

                        Commission File Number 0-19260



                                RENTECH, INC.
      (Exact name of small business issuer as specified in its charter)



  Colorado                                                    84-0957421
  -------------------------------                     ------------------
  (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                      Identification No.)


                         1331 17th Street, Suite 720
                            Denver, Colorado  80202
                         ----------------------------
                   (Address of principal executive offices)

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


       The number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 1997: common stock - 24,590,780.

       Transitional Small Business Disclosure Format (Check one):

    Yes              No. X

                                RENTECH, INC.
                        FORM 10-QSB QUARTERLY REPORT

                              Table of Contents



                        PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements:

           Consolidated Balance Sheets as of June 30, 1997
           and September 30, 1996 . . . . . . . . . . . . . . . . . 3

           Consolidated Statements of Operations for the
           three and nine months ended June 30, 1997
           and June 30, 1996  . . . . . . . . . . . . . . . . . . . 4

           Consolidated Statements of Stockholders' Equity
           for the nine months ended June 30, 1997  . . . . . . . . 5

           Consolidated Statements of Cash Flows for the nine
           months ended June 30, 1997 and June 30, 1996 . . . . . . 6

           Notes to Consolidated Financial Statements . . . . . . . 7


  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations  . . . . . . . . . . 9



                         PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings - None.

  Item 2.  Change in Securities - None.

  Item 3.  Defaults Upon Senior Securities - None.

  Item 4.  Submission of Matters to a Vote of Security
           Holders - None.

  Item 5.  Other Information  . . . . . . . . . . . . . . . . . . . 12

  Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . 12

           (a)  Exhibits
             (b)  Reports on Form 8-K . . . . . . . . . . . . . . . . 12

                                                      PAGE 3

                       RENTECH, INC. AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEETS
                                                         June 30,          September 30,
                                                         1997              1996
ASSETS                                                   (unaudited)
------                                                   -----------       ------------
Current Assets
  Cash and cash equivalents                              $   194,626       $   210,486
  Restricted cash, current portion                               -0-            25,000
  Accounts receivable                                        432,564           198,457
  Property tax receivable                                        -0-            71,813
  Stock subscription receivable                                  -0-            50,000
  Inventory                                                   90,258               -0-
  Advances and other current assets                           46,352            23,511
                                                         -----------       -----------
Total Current Assets                                         763,800           579,267
                                                         -----------       -----------
Property and Equipment, net of accumulated
    depreciation of $118,641 and $94,620 as of June
    30, 1997 and September 30, 1996, respectively            128,223            57,156
                                                         -----------       -----------
Other Assets
  Licensed technology, net of accumulated amorti-
    zation of $887,022 and $715,464 as of June 30,
    1997 and September 30, 1996 respectively               2,544,126         2,715,684
  Goodwill, net of accumulated amortization of
    $22,466 at June 30, 1997                               1,219,143               -0-
  Synhytech plant held for sale                               99,500            99,500
  Deposits and other                                         133,673             7,276
                                                         -----------       -----------
Total Other Assets                                         3,996,442         2,822,460
                                                         -----------       -----------
Total Assets                                             $ 4,888,465        $3,458,883
                                                         ===========        ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                       $   202,407       $    53,948
  Accrued liabilities                                         19,437            68,759
                                                         -----------       -----------
Total Current Liabilities                                    221,844           122,707
                                                         -----------       -----------
Long Term Liabilities
  Note Payable                                               300,000               -0-
                                                         -----------       -----------
Commitments

Stockholders' Equity
  Preferred stock - $10 par value; 1,000,000 shares
    authorized; 84,562 issued and outstanding at June
    30, 1997; redemption of $12.50 per share plus
    dividends in arrears of $394,434 as of June 30,
    1997                                                     845,620               -0-
  Common stock - $.01 par value; 100,000,000 shares
    authorized; 24,590,780 shares issued and outstanding
    as of June 30, 1997 and 14,975,116 shares issued
    and outstanding as of September 30, 1996                 245,905           149,748
  Additional paid-in capital                              11,872,182        10,888,152
  Accumulated deficit                                     (8,597,086)       (7,701,724)
                                                         -----------       -----------
  Total Stockholders' Equity                               4,366,621         3,336,176
                                                         -----------       -----------
Total Liabilities and Stockholders' Equity               $ 4,888,465       $ 3,458,883
                                                         ===========       ===========

See notes to consolidated financial statements.
/TABLE

                                                                 PAGE 4

                                 RENTECH, INC. AND SUBSIDIARY
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (Unaudited)

                                   Three Months Ended      Nine Months Ended
                                   ------------------      -----------------
                                        June 30,               June 30,
                                   1997          1996       1997           1996
                                   ----          ----       ----           ----
REVENUES:
  Retail sales                     $ 608,432     $    -0-   $    713,000   $       -0-
    Contract revenues                    -0-          -0-          5,249       209,412
    License fees                         -0-          -0-            -0-       120,000
                                   ---------     --------    -----------   -----------
Total Revenue                        608,432          -0-        718,249       329,412
                                   ---------     --------    -----------   -----------
COSTS OF SALES:
  Cost of sales                      302,715          -0-        340,526           -0-
  Cost of contracts                      -0-          -0-            -0-       732,059
                                   ---------     --------    -----------   -----------

GROSS PROFIT                         305,717          -0-        377,723      (402,647)
                                   ---------     --------    -----------   -----------
EXPENSES:
  General and administrative         328,311      144,867        820,346       637,120
  Loss on disposal of subsidiary         -0-          -0-            -0-       500,908
  Depreciation and Amortization       69,121       63,586        195,383       190,433
  Research and development               -0-          -0-          2,315           -0-
                                   ---------     --------    -----------   -----------
Total Expenses                       397,134      208,453      1,018,044     1,328,461
                                   ---------     --------    -----------   -----------

LOSS FROM OPERATIONS                 (91,417)    (208,453)      (640,321)   (1,731,108)
                                   ---------     --------    -----------   -----------
OTHER INCOME (EXPENSE):
  Investment                             -0-          -0-            -0-       (75,000)
  Interest income                      1,692          753          3,186         3,291
  Interest expense                    (7,894)      (2,580)        (8,017)      (11,019)
  Other income                           -0-        1,200            -0-         1,200
                                   ---------     --------    -----------   -----------
  Total Other Income (Expense)        (6,202)     106,964         (4,831)       27,263
                                   ---------     --------    -----------   -----------
NET LOSS                             (97,619)    (101,489)      (645,152)   (1,703,845)

Dividend requirements on
  Preferred Stock                    469,575          -0-        644,644           -0-
                                   ---------    ---------    -----------   -----------
LOSS APPLICABLE TO COMMON STOCK    $(567,194)   $(101,489)   $(1,289,796)  $(1,703,845)
                                   =========    =========    ===========   ===========
Loss per common share                 $(0.03)      $(0.01)       $ (0.08)       $(0.17)

Weighted average number
of shares outstanding             19,323,453   10,006,868     15,613,269    10,006,868





See notes to consolidated financial statements.
/TABLE

                                RENTECH, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                            FOR THE NINE MONTHS ENDED JUNE 30, 1997
                                         (Unaudited)

                            Preferred Stock         Common Stock           Additional
                                      Par                      Par         Paid-In        Accumulated
                           Shares     Value       Shares       Value       Capital        Deficit
                           ------     -----       ------       -----       -------        -------
Balances,
  September 30, 1996           -0-    $     -0-   14,975,116   $149,748    $10,888,152    $(7,701,724)

  Issuance of Preferred
  Stock, net of offering
  costs of $234,464 for
  cash                     150,000    1,500,000                               (234,464)

  Issuance of Common
  Stock for cash                                   6,924,718     69,248                       713,260

  Redeemed Preferred
  Stock                    (28,188)    (281,880)                                              (70,470)

  Converted Preferred
  Stock                    (37,250)    (372,500)   2,690,946     26,909        505,234

  Dividends on
  Preferred Stock                                                                            (179,740)

  Net loss for the nine
  months ended June 30,
  1997                                                                                       (645,152)
                           -------   ----------   ----------   --------    -----------    -----------

Balances, June 30, 1997
(unaudited)                 84,562   $  845,620   24,590,780   $245,905    $11,872,182    $(8,597,086)
                           =======   ==========   ==========   ========    ===========    ===========














See notes to consolidated financial statements.

                                                      PAGE 6

                                 RENTECH, INC. AND SUBSIDIARY
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                       For the Nine Months Ended June 30, 1997 and 1996
                                          (Unaudited)
                                                         1997           1996
                                                         ----           ----
Operating Activities
  Net Loss                                               $  (645,152)   $(1,703,845)
  Adjustments to reconcile net loss to net cash
    provided (used in) operating activities:
    (Loss) on investment                                         -0-         75,000
    (Loss) on disposal of subsidiary                             -0-        500,908
    (Loss) on contracts                                          -0-        732,059
    Depreciation and amortization                            195,234        190,433
    Bad debt expense                                             -0-        103,930
  Changes in operating assets and liabilities
     net of business acquisition:
    (Increase) Decrease in restricted cash                    25,000         25,000
    (Increase) Decrease in accounts receivables             (234,107)       139,804
    (Increase) Decrease in property tax receivable            71,813            -0-
    (Increase) Decrease in inventories                        (3,664)           -0-
    (Increase) Decrease in advances and other
       current assets                                        (22,841)        19,206
    Increase (Decrease) in accounts payable
       and other accrued expenses                             99,137       (453,474)
                                                         -----------    -----------
Net Cash Provided By (Used in) Operating Activities:        (514,580)      (370,979)
                                                         -----------    -----------
Investing Activities
  Purchase of business                                    (1,107,635)           -0-
  Purchase of equipment                                      (12,941)           -0-
  Receipts for deposits and other                           (126,397)        (4,279)
                                                         -----------    -----------
Net Cash Provided By (Used in) Investing Activities       (1,246,973)        (4,279)
                                                         -----------    -----------

Financing Activities
  Proceeds from issuances of Preferred Stock               1,265,535            -0-
  Proceeds from issuances of Common Stock                    782,508        215,076
  Proceeds from stock subscription receivable                 50,000            -0-
  Preferred Stock Redeemed                                  (352,350)           -0-
                                                         -----------    -----------
Net Cash Provided By (Used in) Financing Activities        1,745,693        215,076
                                                         -----------    -----------
Increase (Decrease) in Cash
  And Cash Equivalents                                       (15,860)      (160,182)

Cash and Cash Equivalents,
  Beginning of Period                                        210,486        175,752

Cash and Cash Equivalents,
  End of Period                                          $   194,626    $    15,570
                                                         ===========    ===========

See notes to consolidated financial statements.
/TABLE

                        RENTECH, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                June 30, 1997
                                 (Unaudited)

  1.  Basis of Presentation

       The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements included in the Company's September 30, 1996 transition report on Form 10-KSB. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the full fiscal year ending September 30, 1997. All dollar amounts included herein are in U.S. dollars, unless otherwise indicated. The financial statements are presented on an accrual basis.

  2.  Significant Accounting Policies

       Okon, Inc. - The financial statements include the accounts of the Company and its wholly-owned subsidiary, Okon, Inc. ("Okon"). All material intercompany accounts and transactions have been eliminated. Okon was purchased during March 1997 and is in the business of wholesale sales of stains and sealers.

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

       Net Income (Loss) Per Share - Net loss per common share is computed by dividing the net loss after deducting preferred stock dividends for the period by the weighted-average number of shares of common stock outstanding during the period. Options for common stock and warrants are not considered in the computation of net loss per share as their inclusion would be antidilutive.

       Change of Fiscal Year - The Company changed its year end period from December 31 to September 30 effective September 30, 1996. The period ended September 30, 1996 is a transition period consisting of nine months.

       New Accounting Pronouncement - The Financial Accounting Standards Board ("FASB") recently issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128") and Statement of Financial Accounting Standards No. 129 "Disclosure of Information About an Entity's Capital Structure ("SFAS 129"). SFAS 128 provides a different method of calculating earnings per share than is currently used in accordance with Accounting Board Opinion ("APB") No. 15, "Earnings Per Share." SFAS 128 provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. SFAS 129 establishes standards for disclosing information about an entity's capital structure. SFAS No. 128 and SFAS 129 are effective for financial statements issued for periods ending after December 15, 1997. Their implementation is not expected to have a material effect on the consolidated financial statements.

  3. Stockholders' Equity - During March and April 1997, the Company completed the sale of 150,000 shares of its Series 1997-A Redeemable Convertible Preferred Stock. The stock is convertible into shares of the Company's common stock at an average price of $.21 per share or into common stock at a price that is 70% of the average closing bid price of the common stock for the five trading days preceding the date of each conversion, whichever is less. The issuance of the preferred stock, net of $234,464 in offering costs, resulted in a cash increase of $1,265,536 to the Company. Dividends are payable on the preferred stock at 15% per annum, in common stock or cash, at the option of the Company, until converted or redeemed by the Company.

       Through June 30, 1997, the Company recorded a $179,740 dividend associated with the redemption and conversion features of the shares of preferred stock redeemed or converted during the period. The preferred stock is convertible into common stock at a discount from the market value of the Company's common stock and is redeemable at a premium over the face value of the preferred stock. An additional dividend on the preferred stock in the amount of $394,434 has been added to the year-to-date loss for purposes of calculating earnings per share. This amount is made up of undeclared cumulative dividends on preferred shares of $32,024 and a dividend of $362,410 representing the unrecorded discount value of preferred stock outstanding at June 30, 1997. This amount does not affect the statement of operations, only the net loss per common share.

       The preferred stock may be redeemed by the Company at a price of $12.50 per share plus any accumulated dividends due at the date of redemption.


  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Results of Operations.

       For the three and nine months ended June 30, 1997 the Company recorded net losses of $97,619 and $645,152 compared to net losses of $101,489 and $1,703,845 for the comparable periods in 1996. The net loss for the nine months ended June 30, 1996 includes a non-recurring and non-cash loss of $500,908 resulting from the loss on disposal of Future
  Fuels, $732,059 loss associated with the termination of contract work on the Henan Project in China and a $75,000 loss resulting from the write off of a stock investment. See the following section entitled "Liquidity and Capital Resources" for further details regarding the Henan Project and liquidation of Future Fuels. The comparable losses excluding these items are $645,152 and $395,878, respectively, for the nine-month periods ended June 30, 1997 and 1996.

       During the three and nine months ended June 30, 1997 the Company had $608,432 and $718,249 in revenues compared to none and $329,412 for the comparable 1996 periods . The increased revenues during the 1997 quarters reflects the acquisition of Okon, Inc. in March 1997. Of the 1997 revenues for the nine month period, $713,000 were attributed to Okon. Only $5,249 were attributed to Rentech's gas conversion licensing business, and these revenues were billed to the India project.

       Cost of sales were first occurred during the previous quarter due to the acquisition of Okon, which is engaged in the business of wholesale sales of stains and sealers.

       Cost of contracts decreased to zero during the three and nine months ended June 30, 1997 compared to zero and $732,059 for the comparable periods of 1996, reflecting termination of work on the Company's contract for the Henan Project. The cost of contracts represents the direct costs associated with the performance of contracts for gas conversion licensing projects. The contract revenue during 1996 relates to the Henan Project in China.

       Gross profit was $305,717 and $377,723 for the three and nine month periods ended June 30, 1997 compared to a gross loss of zero and $402,647 for the three month and nine month periods ended June 30, 1996.

       General and administrative expenses increased by 29% to $820,346 for the nine month period ended June 30, 1997 compared to the same period in 1996 . General and administrative expenses increased by 127% to $328,311 for the three month period ended June 30, 1997 compared to the same period in 1996. The increases are attributable to the acquisition of Okon and the costs of the related equity offering completed to provide the capital necessary to make the acquisition, as well as the increased effort to acquire additional businesses.

       There was no loss on disposal of subsidiary during the nine months ended June 30, 1997 compared to a loss of $500,908 for the nine months ended June 30, 1996. The Henan contract was discontinued during the three months ended December 31, 1995, and Future Fuels was placed into liquidation during March 1996.

       Depreciation and amortization remained relatively constant at approximately $69,000 and $195,000, respectively, for both the three-month and nine month periods ended June 30, 1997.

       There was no loss on investment during the 1997 nine-month period compared to a loss of $75,000 on investment during the 1996 period resulting from the write off of an investment determined to have no value.

       Interest income was nearly the same during the nine months ended June 30, 1997, as compared to the same period of 1996.

       Interest expense during the three month period ended June 30, 1997 was significantly higher compared to the same period of 1996 due to a $300,000 note payable related to the Okon acquisition. The nine month period in 1996 included interest payments on trade accounts payable.


  Liquidity and Capital Resources

       The Company has incurred losses since its inception. At June 30, 1997 the Company had working capital of $541,956 as compared to $456,560 at September 30, 1996. The $85,396 or 19% increase in working capital is due to the sale of preferred stock, common stock, and the exercise of outstanding warrants for the purchase of common stock. During the last two quarters the Company obtained financing through issuance of preferred shares totaling $1,265,535, net of offering costs, to diversify into other businesses that are expected to generate net income to sustain the Company. The Company used $1,107,635 of this cash to purchase Okon, a wholly-owned subsidiary engaged in the manufacture of water-based stains and sealers for retail sales. The preferred stock accrues dividends at 15% per annum, payable in cash or common stock at the option of the Company. The preferred stock is also convertible into common stock at an average price of $.21 per share or a price that is 70% of the average closing bid price of the common stock for the five trading days preceding the date of conversion, whichever is less. During the quarter ended June 30, 1997, 37,250 preferred shares were converted into 2,690,946 common shares.

       During the nine months ended June 30, 1997 the Company issued 6,924,713 shares of common stock for $782,508, primarily through the exercise of stock purchase warrants. The Company used $352,350 of this equity capital to redeem 28,188 preferred shares.

       In July 1997, the Company formed a limited liability company called ITN Electronic Substrates LLC with ITN Energy Systems, Inc. The LLC is owned 50% by Rentech and 50% by ITN Energy Systems, Inc. The LLC will produce thin-film electronic substrates by deposition. Additional LLCs may be formed in the future to exploit other technologies contributed to those LLCs by ITN Energy Systems, Inc., including advanced processes for ceramic deposition on materials to improve their capacity to withstand heat and wear, and utilization of shape memory alloys that are highly advanced metals which by the proper application of heat, cold or electrical impulse can perform a mechanical function with precision for long periods of time. Additionally, the Company is purchasing 10% of ITN Energy Systems, Inc. for $200,000 in cash and 1,200,000 shares of common stock. Closing is presently scheduled to occur on or before December 31, 1997. The Company is to register its shares within 120 days after the stock is issued.

       On March 31, 1997 Rentech entered into an agreement to negotiate exclusively with the Texaco Group Inc., to establish a business relationship for the purposes of accelerating the development and licensing of Rentech's gas-to-liquids technology and to commercially exploit the technology on a world wide basis. As of this date Rentech and Texaco are working toward terms of a definitive agreement. Although no assurances can be given that a formal agreement will be signed, management is optimistic as to the positive financial impact such an agreement would have on the Company.

  Statement of Cash Flows

       As discussed under "Results of Operations" in this report, the Company had net losses of $645,152 and $1,703,845, respectively, for the nine months ended June 30, 1997 and 1996. The 1996 non-cash expenses include a write off of an investment of $75,000, a loss on disposal of a subsidiary of $500,908, a loss on contracts of $732,059, and bad debt expense of $103,930. Depreciation and amortization of $195,234 and $190,433 for the nine months ended June 30, 1997 and 1996 were reported.

       Changes in operating assets and liabilities include a $25,000 decrease in restricted cash for each period.

       There was a $234,107 increase in accounts receivable during the period ended June 30, 1997, primarily due to the acquisition of the Okon subsidiary, compared to a $139,804 decrease during the comparable 1996 period.

       A decrease of $71,813 in property tax receivable occurred during the nine months ended June 30, 1997 compared to none for the comparable 1996 period.

       An increase in inventories of $3,664 occurred during this current period due to the acquisition of Okon, Inc. during March 1997.

       Advances and other current assets increased by $22,841 during the nine months ended June 30, 1997 compared to a $19,206 decrease for the comparable period ended June 30, 1996 due to acquisition of the ongoing Okon business.

       Accounts payable increased by $99,137 during the nine months ended June 30, 1997 partially due to the acquisition of Okon compared to a $453,474 decrease during the 1996 period.

       During the nine months ended June 30, 1997, $514,580 in cash was used by operating activities compared to a net cash usage of $370,979 for the comparable nine months of 1996. This was primarily due to the continued development of the gas conversion process combined with the acquisition of the Okon business.

       Investing activities during the nine months ended June 30, 1997 totaled $1,246,973, compared to $4,279 for the comparable 1996 period. During March 1997, the Company acquired Okon with approximately $1,107,635 in cash. Other investing activities increased by $126,397 during 1997 due to investments in ITN/ES LLC as previously discussed in this section.

       During the nine months ended June 30, 1997 the Company financed its activities by net proceeds of $1,265,535 from the issuance of preferred stock, $782,508 from the issuance of common stock, and $50,000 from the collection on its stock subscription receivable. During the nine months ended June 30, 1996, the financing activities consisted of $215,076 in proceeds from common stock issuances. The Company also redeemed 28,188 shares of preferred stock for $352,350 during the nine month period ended June 30, 1997.

       Cash decreased during the nine months ended June 30, 1997 by $15,860 compared to a decrease of $160,182 for the comparable period of 1996. These changes decreased the ending cash balance to $194,626 at June 30, 1997 from $210,486 at September 30, 1996. The 1996 changes decreased the September 30, 1995 balance of $175,752 to $15,570 at June 30, 1996.

                         PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings.  None.

  Item 2.  Change in Securities.  None.

  Item 3.  Defaults Upon Senior Securities.  None.

  Item 4.  Submission of Matters to a Vote of Security Holders.  None.

  Item 5.  Other Information.  None.

  Item 6.  Exhibits and Reports on Form 8-K.

    (a)    Exhibits.  Exhibit 27 Financial Data Schedule.

    (b) Form 8-K dated April 4, 1997 reporting under Item 5 an agreement between the Company and Texaco Group Inc. by which the Company agreed to negotiate exclusively with Texaco concerning use of its gas conversion technology.

    (c) Form 8-K dated April 3, 1997 reporting under Item 2 the acquisition of Okon, Inc. and under Item 9 the sale of 130,000 shares of Preferred Stock.

    (d) Form 8-K/A dated May 20, 1997 submitting under Item 7 the Pro Forma Consolidated Financial Statements (unaudited) and Financial Statements for Okon, Inc.

                                  SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                RENTECH, INC.



  Dated: August 12, 1997   By:  (Signature)
                                ----------------------------------------
                                James P. Samuels, Vice President-Finance
                                and Chief Financial Officer