Form 10QSB/A
period 1997-06-30
RENTECH INC /CO/
filed 1997-09-09
CIK 868725

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

  Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . 12

           (a)  Exhibits
             (b)  Reports on Form 8-K . . . . . . . . . . . . . . . . 12

                                                      PAGE 3

                       RENTECH, INC. AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEETS
                                                         June 30,          September 30,
                                                         1997              1996
ASSETS                                                   (unaudited)
- ------                                                   -----------       ------------
Current Assets
  Cash and cash equivalents                              $   194,626       $   210,486
  Restricted cash, current portion                               -0-            25,000
  Accounts receivable                                        432,564           198,457
  Property tax receivable                                        -0-            71,813
  Stock subscription receivable                                  -0-            50,000
  Inventory                                                   90,258               -0-
  Advances and other current assets                           46,352            23,511
                                                         -----------       -----------
Total Current Assets                                         763,800           579,267
                                                         -----------       -----------
Property and Equipment, net of accumulated
    depreciation of $118,641 and $94,620 as of June
    30, 1997 and September 30, 1996, respectively            128,223            57,156
                                                         -----------       -----------
Other Assets
  Licensed technology, net of accumulated amorti-
    zation of $887,022 and $715,464 as of June 30,
    1997 and September 30, 1996 respectively               2,544,126         2,715,684
  Goodwill, net of accumulated amortization of
    $22,466 at June 30, 1997                               1,219,143               -0-
  Synhytech plant held for sale                               99,500            99,500
  Deposits and other                                         133,673             7,276
                                                         -----------       -----------
Total Other Assets                                         3,996,442         2,822,460
                                                         -----------       -----------
Total Assets                                             $ 4,888,465        $3,458,883
                                                         ===========        ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                       $   202,407       $    53,948
  Accrued liabilities                                         19,437            68,759
                                                         -----------       -----------
Total Current Liabilities                                    221,844           122,707
                                                         -----------       -----------
Long Term Liabilities
  Note Payable                                               300,000               -0-
                                                         -----------       -----------
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
                                                         ===========       ===========

See notes to consolidated financial statements.
/TABLE

                                                                 PAGE 4

                                 RENTECH, INC. AND SUBSIDIARY
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (Unaudited)

                                   Three Months Ended      Nine Months Ended
                                   ------------------      -----------------
                                        June 30,               June 30,
                                   1997          1996       1997           1996
                                   ----          ----       ----           ----
REVENUES:
  Retail sales                     $ 608,432     $    -0-   $    713,000   $       -0-
    Contract revenues                    -0-          -0-          5,249       209,412
    License fees                         -0-          -0-            -0-       120,000
                                   ---------     --------    -----------   -----------
Total Revenue                        608,432          -0-        718,249       329,412
                                   ---------     --------    -----------   -----------
COSTS OF SALES:
  Cost of sales                      302,715          -0-        340,526           -0-
  Cost of contracts                      -0-          -0-            -0-       732,059
                                   ---------     --------    -----------   -----------

GROSS PROFIT                         305,717          -0-        377,723      (402,647)
                                   ---------     --------    -----------   -----------
EXPENSES:
  General and administrative         328,311      144,867        820,346       637,120
  Loss on disposal of subsidiary         -0-          -0-            -0-       500,908
  Depreciation and Amortization       69,121       63,586        195,383       190,433
  Research and development               -0-          -0-          2,315           -0-
                                   ---------     --------    -----------   -----------
Total Expenses                       397,134      208,453      1,018,044     1,328,461
                                   ---------     --------    -----------   -----------

LOSS FROM OPERATIONS                 (91,417)    (208,453)      (640,321)   (1,731,108)
                                   ---------     --------    -----------   -----------
OTHER INCOME (EXPENSE):
  Investment                             -0-          -0-            -0-       (75,000)
  Interest income                      1,692          753          3,186         3,291
  Interest expense                    (7,894)      (2,580)        (8,017)      (11,019)
  Other income                           -0-      108,791            -0-       109,991
                                   ---------     --------    -----------   -----------
  Total Other Income (Expense)        (6,202)     106,964         (4,831)       27,263
                                   ---------     --------    -----------   -----------
NET LOSS                             (97,619)    (101,489)      (645,152)   (1,703,845)

Dividend requirements on
  Preferred Stock                    469,575          -0-        644,644           -0-
                                   ---------    ---------    -----------   -----------
LOSS APPLICABLE TO COMMON STOCK    $(567,194)   $(101,489)   $(1,289,796)  $(1,703,845)
                                   =========    =========    ===========   ===========
Loss per common share                 $(0.03)      $(0.01)       $ (0.08)       $(0.17)

Weighted average number
of shares outstanding             19,323,453   10,006,868     15,613,269    10,006,868





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

                         PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings.  None.

  Item 2.  Change in Securities.  None.

  Item 3.  Defaults Upon Senior Securities.  None.

  Item 4.

             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       The Company's annual meeting of shareholders was held on June 12, 1997. At the meeting, Erich W. Tiepel was elected to a term ending in 2000 as a member of the board of directors. The terms of Ronald C. Butz, Mark S. Bohn and Dennis L. Yakobson as directors continue after the meeting.

       The following tabulation shows the votes cast at the annual meeting on each matter voted upon, including election of directors.

                                              Withheld/         Not
  Election of Directors:    For               Against           Voted
  ----------------------    ---               ---------         -----
  Erich W. Tiepel           10, 861,635       469,699           0



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

                                RENTECH, INC.



  Dated: September 9, 1997    By:  (Signature)
                                ----------------------------------------
                                James P. Samuels, Vice President-Finance
                                and Chief Financial Officer