Form 10KSB/A
period 1996-09-30
RENTECH INC /CO/
filed 1997-10-31
CIK 868725

                                                 Page 1
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-KSB/A
                               AMENDMENT No. ONE

 /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended September 30, 1996
 / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from                  to

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

      Check if there is no disclosure of delinquent filers in response to
  Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / X /

      The issuer's revenues for its most recent fiscal year were $295,176.

      The aggregate market value of voting stock held by nonaffiliates of the registrant as of October 21, 1997 was $44,720,670 based upon the average bid and asked prices of such stock on that date.

      The number of shares outstanding of each of the issuer's classes of common equity, as of October 21, 1997 - common stock - 29,208,268.

      This amendment adds, as part of Part III, Item 13, a continuation of
  Note 6 to the financial statements as well as exhibits.

      Transitional Small Business Disclosure Format.  Yes /   /   No / X /

      This report consists of 3 pages, including one page constituting the cover page.

Part III, Item 13, Exhibits and Reports on Form 8-K.

     (a) The following information is added at the end of Note 6 to the financial statements.

     Note 6.  Stockholder's Equity (continued)

      During the initial phase-in period of SFAS 123, the effects on pro forma results are not likely to be representative of the effects on pro forma results in future years since options vest over several years and additional awards could be made each year.

      A summary of the status of the Company's stock option plans and outstanding warrants as of September 30, 1996 and December 31, 1995 and changes during the nine months ended September 30, 1996 and the year ended December 31, 1995 is presented below.

                                                       1996                       1995
                                             ----------------------      ----------------------
                                                           Weighted                   Weighted
                                                           Average                    Average
                                                           Exercise                   Exercise
                                             Shares        Price         Shares       Price
                                             ----------    ---------     ---------    ---------

 Outstanding, beginning of period             3,117,724    $2.65         3,272,474    $2.47
     Granted                                  4,894,000      .25           130,000     1.27
     Expired                                 (1,483,444)    3.50          (284,750)    ---

 Outstanding, end of period                   6,528,280    $ .82         3,117,724    $2.65

 Options and warrants exercisable,
   end of period                              6,528,280    $ .82         3,117,724    $2.65

 Weighted average fair value of options
   and warrants granted during the
   period                                     4,894,000    $ .25           130,000    $1.27


      The following table summarizes information about stock options and warrants outstanding at
 September 30, 1996:

                                  Outstanding                              Exercisable
                   -----------------------------------------     -----------------------------

                                   Weighted
                                   Average         Weighted                      Weighted
 Range of          Number          Remaining       Average       Number          Average
 Exercise          Outstanding     Contractual     Exercise      Exercisable     Exercise
 Prices            at 09/30/96     Life            Price         at 09/30/96     Price
 --------          -----------     -----------     --------      -----------     ---------
 $.25 to $2.91     6,528,280       1 year          $.82          6,528,280       $.82

    (b)  The following exhibits are filed with this report:

    Exhibit 10.6 Articles of Organization of ITN Electronic Substrates LLC dated August 4, 1997.

    Exhibit 10.7 License Agreement by Rentech, Inc. to Esquire Gujarat Petrochemicals Ltd. dated June 25, 1994.


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
   Date:  October 31, 1997             James P. Samuels, Vice President
                                         - Finance and Chief Financial
                                         Officer