Form 10QSB/A
period 1997-06-30
RENTECH INC /CO/
filed 1997-10-31
CIK 868725

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549



                                 FORM 10-QSB/A
                               AMENDMENT No. TWO


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

       This report amends Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

       The number of shares outstanding of each of the issuer's classes of common equity, as of October 21, 1997: common stock - 29,208,268.

       Transitional Small Business Disclosure Format (Check one):

    Yes              No. X

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

       During the three and nine months ended June 30, 1997 the Company had $608,432 and $718,249 in revenues compared to none and $329,412 for the comparable 1996 periods. The increased revenues during the 1997 quarters reflects the acquisition of Okon, Inc. in March 1997. Of the 1997 revenues for the nine month period, $713,000 were attributed to Okon. Only $5,249 were attributed to Rentech's gas conversion licensing business, and these revenues were billed to the India project.

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

       General and administrative expenses increased by 29% to $820,346 for the nine month period ended June 30, 1997 compared to the same period in 1996. General and administrative expenses increased by 127% to $328,311 for the three month period ended June 30, 1997 compared to the same period in 1996. The increases are attributable to the acquisition of Okon, as well as the increased effort to acquire additional businesses.

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

       In July 1997, the Company formed a limited liability company called ITN Electronic Substrates LLC with ITN Energy Systems, Inc. The LLC is
  owned 50% by Rentech and 50% by ITN Energy Systems, Inc.   The LLC
  intends to engage in the manufacture and sale of several types of flexible thin-film on which it has electronically deposited metals with unique properties, such as copper and molybdenum, that provide conductive paths to which computer chips may be attached. Additional LLCs may be formed in the future to exploit other technologies contributed to those LLCs by ITN Energy Systems, Inc., including advanced processes for ceramic deposition on materials to improve their capacity to withstand heat and wear, and utilization of shape memory alloys that are highly advanced metals which by the proper application of heat, cold or electrical impulse can perform a mechanical function with precision for long periods of time. With completion of a private placement of the Company's securities, the Company has obtained initial working capital in the amount of $100,000 for ITN Electronic Substrates LLC. The Company expects that the LLC will start work on the retrofitting of its thin-film manufacturing machines that will be used to produce its thin-film.

  Production of thin-film is expected to start in 1998. The customers are expected to be contract manufacturers in the computer, aerospace and medical instrument industries, as well as large end-users which use the thin-film substrates to manufacture their own products.

       The Company is negotiating with the Texaco Group Inc., to establish a business relationship for the purposes of accelerating the development and licensing of Rentech's gas-to-liquids technology and to commercially exploit the technology on a world wide basis. As of this date Rentech and Texaco are working toward terms of a definitive agreement. Although no assurances can be given that a formal agreement will be signed, management is optimistic as to the positive financial impact such an agreement would have on the Company.

       Since acquisition of the assets of Okon, Inc. in March 1997, the new subsidiary has provided a reliable stream of revenues for the Company. Management hopes to gradually increase those revenues in the future by expanded marketing efforts.

       Through a private placement of units of its securities consisting of convertible notes and shares of common stock, the Company realized net proceeds of $557,450 in September and October 1997. The Company also expects to receive approximately $100,000 during October through November of 1997 as the purchase price payable upon exercise of its outstanding stock warrants.

       The Company's India licensee has started construction of its gas conversion plant. The plant is not expected to be ready for start of operations until the first part of 1999. An additional license fee is expected from the licensee within the next few months in the amount of $120,000.

       The Company expects that it will require additional working capital over the next 12 months, or longer, until it realizes one or more additional sources of revenue from the businesses identified in this discussion. Management believes it will be able to raise the necessary working capital that is not provided by Okon and the business of licensing its gas-to-liquids technology through additional private placements of its common stock or other securities.


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

                                RENTECH, INC.


  Dated: October 31, 1997    By:  (Signature)
                                ----------------------------------------
                                James P. Samuels, Vice President-Finance
                                and Chief Financial Officer