Form 10KSB/A
period 1996-09-30
RENTECH INC /CO/
filed 1997-12-03
CIK 868725

                                                    Page 1
                       U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                    FORM 10-KSB/A
                                  AMENDMENT No. TWO

    / / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

    /X/  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from January 1, 1996 to September 30,
         1996

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

         This report consists of 22 pages, including one page constituting the cover page.

   Part III, Item 13, Exhibits and Reports on Form 8-K.

        (a) The following financial statements, as amended, are filed as a part of this report:

            Financial Statements for the Periods Ended September 30, 1996 and December 31, 1995:
                   Report of Independent Certified Public Accountants Balance Sheets
                   Statements of Operations
                   Statements of Stockholders' Equity
                   Statements of Cash Flows
                   Summary of Accounting Policies
                   Notes to Financial Statements, as amended in Note 6


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
      Date:  December 2, 1997        James P. Samuels, Vice President
                                     - Finance and Chief Financial
                                       Officer

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



     BDO Seidman, LLP

     December 2, 1996
        Denver, Colorado

                                                         PAGE 4
     Rentech, Inc.
     Balance Sheets

                                                         September 30,    December 31,
                                                         1996             1995
                                                         -----------      ---------
Assets
Current:
  Cash                                                   $   210,486     $   15,908
  Restricted cash (Note 8)                                    25,000         25,000
  Accounts receivable, net of no allowance
    for doubtful accounts                                    198,457        237,070
  Property tax receivable                                     71,813              -
  Stock subscription receivable                               50,000              -
  Advances and other current assets                           23,511          4,272
                                                         -----------     ----------
Total current assets                                         579,267        282,250
                                                         -----------     ----------
Equipment -
  Equipment, net of accumulated depreciation
  of $94,620 and $75,744                                      57,156         76,032
                                                         -----------     ----------
Other:
  Licensed technology, net of accumulated
    amortization of $715,464 and $543,907 (Note 4)         2,715,684      2,887,241
  Synhytech plant held for sale (Note 4)                      99,500        199,500
  Deposits and other                                           7,276          9,709
                                                         -----------     ----------
Total other assets                                         2,822,460      3,096,450
                                                         -----------     ----------
                                                         $ 3,458,883     $3,454,732
                                                         ===========     ==========
Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                                       $    53,948     $  620,255
  Accrued liabilities                                         68,759         50,154
                                                         -----------     ----------
Total current liabilities                                    122,707        670,409
                                                         -----------     ----------
Commitments (Note 8)

Stockholders' Equity (Note 6)
  Preferred stock - $10 par value; 1,000,000 shares
  authorized; none issued and outstanding                          -              -
  Common stock - $.01 par value; 100,000,000 shares
    authorized; 14,975,116 and 9,956,868 shares issued
      and outstanding                                        149,748         99,567
  Additional paid-in capital                              10,888,152      9,994,002
  Accumulated deficit                                     (7,701,724)    (7,309,246)
                                                         -----------     ----------
Total stockholders' equity                                 3,336,176      2,784,323
                                                         -----------     ----------
                                                         $ 3,458,883     $3,454,732
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

                                                        PAGE 7
    Rentech, Inc.
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

                                                        PAGE 8
    Rentech, Inc.
    Summary of Accounting Policies

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

    Rentech, Inc.
    Notes to Financial Statements

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

    Rentech, Inc.
    Notes to Financial Statements


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

    Rentech, Inc.
    Notes to Financial Statements

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

    Rentech, Inc.
    Notes to Financial Statements


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


    Rentech, Inc.
    Notes to Financial Statements


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


  Grant                    Expiration              Exercise     Options
  Date                     Date                    Price        Granted
  -----                    ----------              --------     -------

  April 7, 1995            April 6, 2000           $   1.27     130,000
  July 15, 1996            September 20, 1997      $    .28     150,000
                                                                -------
  Options outstanding,
    September 30, 1996                                          280,000


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

  Grant                  Expiration           Exercise     Options
  Date                   Date                 Price        Granted
  -----                  ----------           --------     -------

  September 1, 1991      August 31, 1996      $   3.60     270,000
  May 19, 1993           May 18, 1998         $   1.88     115,988
  Expired options                                         (270,000)
                                                          --------
  Options outstanding,
    September 30, 1996                                     115,988

    Rentech, Inc.
    Notes to Financial Statements

    During 1995, the Company extended the expiration date of options to purchase 356,292 shares of the Company's common stock previously granted to officers and directors. The extension of these options resulted in no compensation expense in 1995. The following options are outstanding as of September 30, 1996:

  Grant                   Expiration          Exercise     Options
  Date                    Date                Price        Granted
  -----                   ----------          --------     -------
  April 13, 1988          December 31, 1996   $  .5052     178,146
  May 2, 1989             March 1, 1997       $  .5052     178,146
                                                           -------
  Options outstanding,
    September 30, 1996                                     356,292

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

    Rentech, Inc.
    Notes to Financial Statements

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

    Rentech, Inc.
    Notes to Financial Statements


    Operating Leases

    The Company leases office space under a noncancelable lease which expires during November 1999, and the Company's lease contains a renewal option for an additional five years. Future minimum lease payments as of September 30, 1996 are as follows:


    Years ending September 30,                Amount
    -------------------------                 --------
    1997                                      $ 38,700
    1998                                        38,700
    1999                                        38,700
    2000                                         6,450
                                              --------
    Total                                     $122,550


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

    The Company has deferred tax assets with a 100 percent valuation allowance at September 30, 1996 and December 31, 1995. The tax effect on the components is as follows:

    Rentech, Inc.
    Notes to Financial Statements


                                          1996                1995
                                          ------------        ----------
  Net operating loss carryforwards        $  2,258,000        $1,933,800
  Capital loss carryforward                     56,100            56,100
  Compensation expense for common
    stock options and common stock
    not allowed for income tax purposes        233,100           197,100
  Accruals for financial statement
    purposes not allowed for income
    taxes - cash basis                         (63,200)          160,400
  Basis difference relating to
    licensed technology                        157,600           118,500
  Basis difference relating to
    Synhytech plant held for sale               37,000                 -
  Other                                          6,700                 -
                                          ------------        ----------
                                             2,685,300         2,465,900
  Valuation allowance                       (2,685,300)       (2,465,900)
                                          ------------        ----------
                                          $       -0-         $      -0-

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

                        United                    Intercompany
September 30, 1996      States        India       Eliminations   Consolidated
------------------      -----------   ---------   ---------      ------------
Revenues                $         -   $ 295,176   $       -      $  295,176

Loss from operations    $  (819,512)  $ 265,713   $       -      $ (553,799)

Identifiable assets     $ 3,013,641   $       -   $       -      $3,013,641

Corporate assets        $   445,242   $       -   $       -      $  445,242

Total assets            $ 3,458,883   $       -   $       -      $3,458,883

    Rentech, Inc.
    Notes to Financial Statements


                        United                    Intercompany
December 31, 1995       States        Australia   Eliminations   Consolidated
-----------------       -----------   ---------   ---------      ------------
Revenues                $   352,898   $ 629,735   $       -      $   982,633

Loss from operations    $(1,463,632)  $(683,593)  $       -      $(2,147,225)

Identifiable assets     $ 3,323,811   $       -   $       -      $ 3,323,811

Corporate assets        $   130,921   $       -   $       -      $   130,921

Total assets            $ 3,454,732   $       -   $       -      $ 3,454,732

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