Form 10KSB
period 1997-09-30
RENTECH INC /CO/
filed 1997-12-29
CIK 868725

PAGE 1
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-KSB

    [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended September 30, 1997
    [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

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

         Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III
    of this Form 10-KSB or any amendment to this Form 10-KSB.  [   ]

         The issuer's revenues for its most recent fiscal year ended September 30, 1997 were $1,189,536.



         The aggregate market value of voting stock held by nonaffiliates of the issuer as of November 25, 1997 was $23,453,169 based upon the average closing bid and asked prices of such stock on that date.

         The number of shares outstanding of the issuer's common stock as of September 30, 1997 was 29,539,548.

           Transitional Small Business Disclosure Format.  Yes      No   X

                                    PART I

  Item 1.  Description of Business

  General

     Rentech, Inc. ("Rentech" or the "Company") was organized as a Colorado corporation in 1981 to develop and exploit processes for the conversion of natural gas and other low-value carbon-bearing gases and solids into valuable liquid hydrocarbons, including premium diesel fuel, naphthas and waxes. The gas-to-liquids technology developed by the Company ("Rentech Process Technology" or "Technology") is protected by a series of patents issued by the U.S. Patent Office. The ability of the Technology to convert carbon-bearing gases into valuable liquid hydrocarbons has been validated in two pilot plants operated periodically between 1982 and 1989, in a 235 barrel per day commercial scale facility in 1992 and 1993, and in a third pilot plant presently being operated in Rentech's test facility at Pueblo, Colorado. Rentech's gas-to-liquids Technology has been licensed for use in India in a 360 barrel per day plant that the licensee is now beginning to construct.

       During March 1997, the Company entered into the business of manufacturing and selling water-based stains, sealers and coatings on a wholesale basis by purchasing the assets of Okon, Inc. The Company is continuing the established business of Okon as a wholly-owned subsidiary under the name Okon, Inc. ("Okon"). Okon sells environmentally clean, water repellant sealers, coatings and stains for wood, concrete and masonry. The customers are retailers who sell to the construction industry and architects. Okon presently provides Rentech's primary source of revenues.

       During July 1997, Rentech agreed with ITN Energy Systems, Inc., a privately-owned Colorado corporation, to enter into a new business called ITN Electronic Substrates LLC. Rentech owns 50% of this new entity. The LLC will manufacture and sell several types of flexible thin-film on which it has electronically deposited metals with unique properties, such as copper and molybdenum, that provide conductive paths to which computer chips may be attached. The new business intends to begin its first activities and begin production in 1998. The customers are expected to be contract manufacturers in the computer, aerospace and medical instrument industries, as well as large end-users which use the flexible thin-film as substrates or base components for manufacturing their own products.

       The Company's long-term plan is to diversify into three industry groups centered around its three present lines of business. Rentech plans to continue licensing its gas-to-liquids Technology in a petrochemical group; to establish an environmental and industrial products group, in which Okon would be included; and to develop an advanced technology group which would include the new business of ITN Electronic Substrates LLC.

       The Company is continuing its original business of licensing its gas-to-liquids Technology, including sale of its proprietary catalyst used in the conversion process. Licences are granted in exchange for license fees and royalties on the production of liquid hydrocarbons from conversion plants that use the Technology and are constructed and owned by licensees. Rentech will provide its engineering design and technical services under contract to its licensees, for their use in constructing their plants, together with engineering services and startup operational support services on a fee basis for licensed plants. In addition, Rentech may reserve the right to contract for the engineering and supply the synthesis gas conversion reactor modules that are essential to use of its Technology in conversion plants. Rentech is not now receiving significant revenues from its gas-to-liquids Technology. Rentech has licensed its Technology for use in a plant now under construction by its Indian licensee at Arunachal Pradesh, India.

       On March 31, 1997, the Company entered into an agreement with Texaco Group, Inc. to negotiate with Texaco to establish a business relationship to accelerate the development and licensing of Rentech's Process Technology and to commercially exploit the Technology on a worldwide basis. The negotiations are continuing on a positive basis. There can be no assurance, however, that an agreement for a business relationship will be reached.


  Gas-to-Liquids Technology --- Petrochemicals

       Rentech was originally established to develop and exploit its Technology for the conversion of low-value carbon bearing solids or gases into valuable liquid hydrocarbons, including premium diesel fuel, naphthas and waxes. The technical feasibility of the Company's Technology, that is, ability of the Company's conversion process to convert carbon-bearing gases into valuable liquid hydrocarbons was established in the Company's first pilot plant which operated periodically between 1982 and 1985, and again in its second pilot plant operated during 1989. The Rentech Technology is based upon the Fischer-Tropsch conversion process that was originally developed in Germany during the 1930s to create synthetic fuels. When petroleum imports became readily available after World War II, Fischer-Tropsch research was abandoned. The Arab oil embargo of 1973 created fuel shortages, and that crisis renewed interest in Fischer-Tropsch processes. Research was conducted at the Naval Weapons Center in China Lake, California and later at the Solar Energy Research Institute in Golden, Colorado. Based in part on those efforts, Rentech developed its own gas-to-liquids conversion process as well as a catalyst that is essential to use of its Technology.

       Economic use of the Rentech gas-to-liquids Technology depends upon inexpensive sources of carbon-bearing gas or solids that can be efficiently converted into feedstock gases. That normally will require location of conversion plants near the fuel sources.

       The Rentech Technology uses as feedstock natural gas from gas wells that are not producing or that flare gas, or synthesis gas, a mixture of hydrogen and carbon monoxide gases, produced by gasification of coal and other carbonaceous materials. These sources of fuel are in abundant supply worldwide. Other sources of feedstock include methane, a gas collected from coal beds, as well as industrial off gases. The Technology can provide a means of utilizing gas resources that are currently unmarketable due to their remote locations or because of the presence of diluents such as carbon dioxide or nitrogen.

       The principal products of the Rentech gas-to-liquids process are clean-burning and premium-grade diesel fuel, naphthas useful as a feedstock for chemical processing and for refining into varnishes and mineral spirits, and waxes useful in hot-melt adhesives, inks and coatings, and a variety of other wax-based products.

       The Company's original business is licensing the Rentech gas-to-liquids Technology, including sale of its patented catalyst, in exchange for license fees and royalties on the production of liquid hydrocarbons from conversion plants that use the Technology and are constructed and owned by licensees. Rentech also provides engineering design and technical services under contract with its licensees for their use in constructing their plants, and it provides engineering services and startup operational support services on a fee basis for licensed plants. In addition, Rentech may reserve the right to contract for the engineering and supply of the synthesis gas conversion reactor modules that are essential to use of its Technology in conversion plants.

       The Company has not in the past year and does not in the future intend to incur any costs for constructing plants that it would own, except that it may make investments to participate in minority ownership of future plants constructed by licensees. See "Description of Business - Present Licenses and Contracts for the Gas-to-Liquids Conversion Technology."

       Rentech is undertaking a study, with technical support from ITN Energy Systems, Inc., to evaluate use of the hydrogen produced as a byproduct of its gas-to-liquids Technology as a fuel source for operation of fuel cells. Fuel cells produce electricity by reacting hydrogen and oxygen together electrochemically, rather than by combustion. The result of the fuel cell process is electricity and water; there are no harmful emissions such as the carbon monoxide, oxides of nitrogen and other greenhouse gases produced by internal combustion engines. Fuel cells cannot now be operated economically. Because of the growing demand for pollution-free energy sources, significant efforts are being made by third parties to rapidly commercialize fuel cell technology for use in stationary power generators and in electric motor vehicles. One of the major difficulties for the emerging field of fuel cell technology is a supply of hydrogen, which is normally expensive. The hydrogen produced as a result of Rentech's gas-to-liquids Technology is already available at plants using that Technology. If that hydrogen can be used in a stationary power fuel cell system associated with a petroleum refining unit that implements Rentech's gas-to-liquids Technology, the results could be both economically and environmentally beneficial.


  Environmental and Industrial Products (Okon, Inc.)

       The Company in March 1997 entered into the business of manufacturing and selling water-based stains, sealers and coatings on a wholesale basis by purchasing the assets of Okon. The coatings produced and sold by the Okon division are biodegradable and environmentally clean. Its formulas used for manufacturing its products are proprietary. The customers are primarily the construction industry and architects who use the coatings on wood, concrete and masonry. Okon presently provides the Company's primary source of revenues.

       Okon has been engaged for over 25 years in the business of manufacturing and marketing biodegradable and environmentally clean water-based wood stains, concrete stains, block pluggers and other water repellent sealers. Okon markets and sells its products nationwide through a variety of channels. These include distribution through paint dealers, industrial applications, retailers, excluding discount retailers and mass merchandisers, and architects and building contractors. The Company has no direct sales force, distributors or independent sales representatives. The brand names of the various products are recognized throughout the industry.

       Okon manufactures and markets primarily standard products, but does prepare special products for large orders. Sales are generally made pursuant to purchase orders, which are occasionally revised to reflect changes in the customer's requirements or to establish special orders. Product deliveries are scheduled upon the Company's receipt of purchase orders, and orders are typically filled within one to two days. The Company had no significant backlog of orders as of September 30, 1997. Generally the purchase orders allow customers to reschedule delivery dates and cancel purchase orders without significant penalties. Orders are occasionally rescheduled, revised or canceled. For these reasons, the Company believes that its backlog, while useful for scheduling production, is not necessarily a reliable indicator of future revenues.

       Historically, sales of coatings have been seasoned in nature. The heaviest concentration of sales have occurred in the spring and summer months. Production schedules are timed to reflect these seasonal variations.

       Okon's sales of products to certain customers, individually, may constitute a significant portion of its revenues. One of these customers accounted for 34% of the total net sales for fiscal 1997. As of September 30, 1997, two customers account for 40% of Okon's accounts receivable. Okon, however, sells to over 2,000 customers, and the loss of any single customer would not have a material adverse effect upon the overall business of the Okon division.

      The coatings industry in which Okon conducts its business is highly competitive and has historically been subject to intense price competition. Other competitive factors include V.O.C. content, product quality, product innovation, and distribution. The competitors number between 800 to 900 other coatings manufacturers located throughout the United States. Many competitors are small companies which provide intense competition within regional and local markets, especially with respect to lower priced coatings and custom made specialty products required on a short-time delivery basis. Other competitors are large diversified corporations, with assets substantially greater than those of the Company, which compete on a nationwide basis. The position of Okon in the industry is very small. The Company believes that Okon can compete satisfactorily however, especially on the basis of the V.O.C. content of its products.

       Most of Okon's competitors in the coatings industry use and dispose of substances regulated under extensive environmental protection laws. A pervasive system of federal, state and local laws and regulations prohibit or limit the discharge of hazardous materials into the environment. In the coatings industry, the regulation of Volatile Organic Compounds (V.O.C.) by the U.S. Environmental Protection Agency, and increasingly by the states, is an important factor in success.

       Okon's products are water-based and biodegradable, which significantly reduces the risks of environmental problems. Management believes that Okon is in compliance with EPA and state regulations regarding environmental protection.

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

       The environmental advantages of the Okon products complement Rentech's original business philosophy of producing environmentally cleaner fuels and products from its gas-to-liquids conversion technology. The Company's long-term plan is to establish an environmental and industrial products group that includes Okon.


  Advanced Technologies (ITN Electronic Substrates LLC)

       As a step toward its long-term goal of establishing an advanced technology group, Rentech agreed in July 1997 with ITN Energy Systems, Inc. to enter into a new business called ITN Electronic Substrates LLC. Rentech owns 50% of the LLC, and ITN Energy Systems, Inc., a privately owned Colorado corporation, owns 50%. Rentech is manager of the LLC for financial, marketing, and operational matters, and the other member of the LLC is manager for technical matters.

      ITN Electronic Substrates LLC's business will be based upon advanced technology to be contributed to it by ITN Energy Systems, Inc. The LLC will use the Technology to manufacture and sell flexible thin-film on which it has electronically deposited metals with unique properties, such as copper and molybdenum, that provide conductive paths to which computer chips may be attached. The Company expects that the LLC will start work during the fiscal quarter ending December 31, 1997, on retrofitting its thin-film manufacturing machines that will be used to produce its thin-film products. The Company expects the LLC to begin production in 1998.
  The managers have contacted potential customers for its products, but as yet the new LLC has no contracts for purchases of its products. The customers are expected to be contract manufacturers in the computer, aerospace and medical instrument industries, as well as large end-users which would use the substrates to manufacture their own products.

       Rentech has another agreement with ITN Energy Systems, Inc. contemplating co-ownership by them of additional limited liability companies that would commercially exploit other advanced technologies developed by ITN Energy Systems, Inc. In October 1996 the two companies formed ITN/ES LLC under Colorado law for these purposes. The potential technologies of ITN/ES LLC include advanced processes for ceramic deposition on materials to improve their capacity to withstand heat and wear, and use of shape memory alloys that are highly advanced metals which, by the proper application of heat, cold or electrical impulse can perform a mechanical function with precision for long periods of time.

       Rentech's ownership interest in ITN/ES LLC and all of its technologies is to be 10%, subject to contribution of $200,000 in cash and 1,200,000 shares of Rentech restricted Common Stock. Rentech is to register its shares issued to the LLC within 120 days after issuance, and if it has not, is required to issue an additional 400,000 shares to ITN/ES LLC as additional consideration.

       The agreement relating to ITN/ES LLC between ITN Energy Systems, Inc. and Rentech recognizes that commercialization of the technologies already in existence as well as those that may be developed in the future by ITN/ES LLC may require establishment of additional business entities. Rentech by mutual agreement, may provide additional capital to increase its ownership interest in the various technologies in which it invests with ITN Energy Systems, Inc.


  General Arrangements for Licensing the Gas-to-Liquids Technology

       The Company's objective for its gas-to-liquids Technology is to license the Technology for use in plants to be constructed and financed by licensees. Rentech intends to use the information obtained from conducting the demonstration run in the Synhytech plant to encourage additional licensees and potential licensees to construct their own plants using Rentech's Technology. Rentech expects that other prospective licensees will await completion of the Arunachal Pradesh plant in India and its successful operation before they commit to enter into licenses of the Technology or begin design work for constructing their own plants to use the Rentech Technology.

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

       Conversion plants that use the Rentech Technology may be designed to produce from several hundred up to one hundred thousand or more barrels per day of product. The smaller plants are expected to be assembled from component systems that are trucked into remote locations where inexpensive sources of feedstock gas may be available. Plants with the largest production capabilities would have to be constructed directly at the sites where they are to be operated. The cost of constructing conversion plants will vary depending upon their production capacity, available infrastructure for electrical power, water supplies, roads, gas pipelines and the like, location and other factors such as costs of financing and whether the feedstock is a gas or carbon-bearing solids that must first be converted to gas.

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

       Fuelco constructed a pipeline to bring an expensive and limited supply of natural gas to the plant as an alternative feedstock on a temporary basis. Fuelco operated the plant with a mixture of the pipeline natural gas and the landfill gas. Because this temporary gas supply was not intended to be a permanent supply due to the high cost of the natural gas, because it was delivered under too low a pressure to meet the plant's design requirements, and because the natural gas supply was subject to cutoff in favor of prior users during periods of high demand for gas, Fuelco shut down operations of the plant in May 1992 to seek a better feedstock source and to repair mechanical problems in the conventional systems of the plant. In mid-1992, before Fuelco could solve these problems, PSCo, as part of its decision to return to its core business of producing and selling electricity, decided to divest several subsidiary businesses, including its real estate development business and Fuelco and its Synhytech operations. After extensive negotiations based upon the potential of claims by Rentech against PSCo and Fuelco, they transferred all interests in the Synhytech plant to Rentech in May
  1993, together with associated equipment and assets, including $650,000 in cash and all the machinery, equipment and other assets assembled by Fuelco in Boulder, Colorado to manufacture Rentech's proprietary catalyst. The primary motivation for PSCo to enter into the transfer agreement was Rentech's agreement to release its claims that PSCo and Fuelco failed to perform under its license agreement with Rentech to construct and operate a commercial size plant. The transfer required no cash or stock from Rentech, but instead was based on termination of the relationship between the companies and release of Rentech's claims against Fuelco and PSCo. Rentech assumed equipment sublease obligations for computers, vehicles and equipment associated with the Synhytech plant and agreed to remove the plant and clean up the site upon its final decision to discontinue operations of the plant. Fuelco's 20% interest in Rentech's future revenues from royalties and license fees reverted to Rentech. PSCo retained its equity interest in the Company as a shareholder.

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

       In accordance with the Company's plan to provide operating data on its Technology in a full-size, commercial scale plant and to evaluate the plant and its components for resale, Rentech operated the modified Synhytech plant successfully in a continuous state for three weeks during July and August 1993. As planned, the plant was then shut down pending a decision by Rentech's management regarding its sale or other disposition. During the demonstration phase, the plant operated at design specifications, produced the expected range of hydrocarbon products, and achieved the design conversion ratios anticipated for Rentech's proprietary catalyst used in the conversion process. The technical data collected and initial product test results show the process is feasible for commercial exploitation. The operations produced liquid hydrocarbon products, samples of which are available to prospective licensees for their evaluation of uses, markets and pricing of the products. Valuable engineering and operational data bearing on the efficiency and economics of the Technology were collected and will also be used by licensees in the design of their own plants. Based on these results and the observations of them made by several prospective licensees, Rentech was able to obtain arrangements for use of its Technology in the Henan Plant in China, now deemed terminated for accounting purposes, and a preliminary design contract for the Arunachal Pradesh plant under construction in India. See "Description of Business--Present Licenses and Contracts for the Gas-to-Liquids Technology." Rentech expects to recover the related costs of the demonstration run in the Synhytech Plant over the term of present and expected future license agreements.

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


  Present Licenses and Contracts for the Gas-to-Liquids Conversion
  Technology

       Several licenses for use of its gas-to-liquids Technology have been granted by Rentech, as described in this section. A license authorizes a third party to construct a conversion plant utilizing the Rentech Technology. The license agreements are granted in exchange for license fees, engineering design fees, and production royalties based either upon a percentage of gross proceeds from the sale of liquid hydrocarbons or other products produced through use of the Rentech Technology or based upon some other measure of product value. Licenses may grant either exclusive or non-exclusive rights to use the Technology in identified countries or other geographic areas. The license fees and terms are individually negotiated and vary among licensees.

       In September 1992 Rentech granted the exclusive right to ITN, Inc., a Colorado corporation, to market the Rentech Technology in the country of India to potential owners of Rentech process plants. ITN, Inc. is owned by Dr. Mohan S. Misra, who also owns ITN Energy Systems, Inc., a co-owner with Rentech of new limited liability companies that expect to enter into business in advanced technologies. See "Description of Business--Advanced Technologies." If ITN identifies parties who obtain a license from Rentech and build a plant or plants in India using the Rentech Technology, ITN is entitled to 20% of Rentech's royalty, license fee or other revenues from such plants as compensation to ITN. ITN continues to assist with marketing the Rentech Technology in India.

       Through the efforts of ITN, Rentech has granted a license for the design and construction of a process plant in India using Rentech's Technology. The plant is to be a 360 barrel per day plant, using flared gas in the state of Arunachal Pradesh in northeastern India. The owners are Donyi-Polo Petrochemicals, Ltd., the state government of Arunachal Pradesh, and Oil India, Ltd., a government of India enterprise. Gas feedstock that is presently flared from oil wells has been allocated to this project by the state government of Arunachal Pradesh. Between August 1994 and February 1995, Rentech completed a $300,000 preliminary contract for the basic design of the plant that it entered into in 1994 with the plant owners. In 1995, Donyi-Polo Petrochemicals, which acquired the license from Rentech, purchased Rentech's Synhytech plant near Pueblo, Colorado for relocation to Arunachal Pradesh, to reassemble it and reuse it there. Rentech has received $240,000 as payments due toward its license fee. The Synhytech plant, which will provide the majority of base components of the India plant, was relocated to the Arunachal Pradesh site in India in late 1996. In addition to the $250,000 contract for engineering services awarded to Rentech, Donyi-Polo Petrochemicals has contracted with Humphries & Glasgow, Bombay, India, for the prime engineering contract and has entered into a contract for the design and fabrication of the required wax distillation equipment. The final engineering design is expected to be completed by Humphries & Glasgow and construction is expected to commence before the end of 1997. Completion of the plant is not expected until the first part of 1999.
  The license agreement provides for royalty payments for seven years after commencement of construction of production from the plant. The licensee is to construct and operate its own catalyst manufacturing plant, using the Company's patents, for the production of catalyst.

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


  Markets and Marketing of Products Produced by the Gas-to-Liquids Conversion Technology

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

       The wax products produced by the Rentech Technology are expected to be the most valuable products on a unit basis because the existing market prices for waxes are higher for each barrel of wax than for naphthas or diesel fuel. Rentech has contacted at least three potential buyers for large quantities of its wax, and determined that they are interested in the quality and quantity of the wax that would be available after production begins. There are at this time no contracts with purchasers of the wax.

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


  Competition for the Gas-to-Liquids Technology

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

       Rentech's management believes that its patents protect several unique features of its Technology and catalyst that give it competitive advantages in costs and end products over those of its competitors. See "Description of Business--Patents Relating to the Gas-to-Liquids Technology." However, most companies that do or may compete with Rentech are well established and have substantially greater financial, marketing, personnel and other resources than does the Company. No assurance can be given that Rentech will be able successfully to compete on a price basis with either synthetic or natural fuels.


  Catalyst Production for the Gas-to-Liquids Technology

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


  Feedstock Supplies for the Gas-to-Liquids Technology

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

      A potential feedstock that is of growing importance is the heavy high sulphur residual fuels at refineries ("refinery bottoms "). Within the next ten years a large surplus of high sulphur residue is predicted which cannot be absorbed by the market. Conversion of such fuels to synthesis gas by conventional gasification technologies is an attractive option.
  The synthesis gas, a mixture of hydrogen and carbon monoxide, with its low hydrogen-to-carbon monoxide ratio, is an excellent feedstock source for conversion into liquid hydrocarbons by the application of the Company's Technology. The hydrocarbon products, as well as other byproducts such as the excess steam and hydrogen produced by the process, can all be utilized at the refinery. The diesel fuel fraction is an excellent blending stock to upgrade non-specification fuels or to improve the quality of the commercial diesel currently being produced in refineries by lowering the aromatic and sulphur content and increasing the cetane index. Rentech has patented the blending of its Fischer-Tropsch diesel fuel with commercial diesel to reduce harmful emissions.

      Additional sources of feedstock include methane gas collected from coal beds and industrial off gases. Carbon-bearing solids such as coal, biomass and other carbonaceous materials that, like natural gas and refinery residues must first be converted to synthesis gas, can provide another feedstock source.


  Patents Relating to the Gas-to-Liquids Technology

       Rentech has been granted eight United States patents related to certain process applications, products produced, and materials used in its gas conversion process. The patents are directed to technology in the field of conversion of gaseous hydrocarbons to liquid hydrocarbons through use of Fischer-Tropsch processes in slurry bed reactors. Additional patent applications have been filed.

       The present patents include a method for cracking a Fischer-Tropsch wax, a method of making and promoting a promoted iron catalyst for use in slurry Fischer-Tropsch synthesis reactors, a synthetic oxygenated diesel fuel produced by Fischer-Tropsch synthesis, an oxygenated diesel fuel to be used as an additive, the overall gas-to-liquids conversion process, and Rentech's oxygenated, sulphur and aromatic-free diesel fuel for use as an additive. The latter patent solidifies Rentech's previous patent relating to use of its diesel fuel as an additive, which increases the oxygen content in diesel fuel while maintaining diesel fuel specification limits for viscosity.

       Two of the patents include key elements of the process that enables Rentech's iron-based catalyst to compete with cobalt-based catalysts used by others with gas conversion processes. These patents protect process steps that improve Rentech's carbon conversion efficiency by over 30%. Because Rentech's iron-based catalyst is significantly less expensive than cobalt catalysts, the improvement in conversion efficiency makes Rentech's process cost-competitive. Additionally, cobalt catalysts used by others, due to the toxicity of the catalysts, are less environmentally friendly because they create a waste hazard for their users. By comparison, Rentech's iron-based catalyst can be disposed of in a landfill with no environmental regulation or concerns. These factors make the Rentech process more cost-effective and environmentally safe for converting gases containing hydrocarbons to liquids while allowing Rentech's end products to be competitively priced with products from crude oil or other products made from Fischer-Tropsch processes.

       The issuance of patents to the Company does not assure it that competitors or licensees will not engage in infringement of such patents, especially outside the United States where rights to technology are generally not as well protected as in the United States. There are no assurances that the Company's patents will not be challenged, invalidated or circumvented, that the rights granted by the patents will provide competitive advantages to the Company, or that the Company's efforts to protect its intellectual property rights will be successful.

  Governmental Regulations Pertaining to the Gas-to-Liquids Technology

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


  Research and Development Pertaining to the Gas-to-Liquids Technology

      The Company had no expenses for research and development during the twelve-month period ended September 30, 1997, and none during the 9-month fiscal period ended September 30, 1996.


    Employees

         At present, the Company has fifteen full-time employees, eight of whom are employed by Okon.


    Item 2.  Description of Property

    Synhytech Plant Buildings

         Two industrial buildings formerly used to support operations of the Synhytech plant are located in Pueblo, Colorado, on land leased from Public Service Company of Colorado and its subsidiary, Fuel Resources Development Company, that is owned by the City of Pueblo. Rentech expects to either sell or lease the buildings on site, depending upon reaching agreement with the City of Pueblo for the city to sell the land on which they are located to buyers of the buildings, or if no agreement is reached, to sell the buildings for disassembly, relocation and reuse off the site. If the buildings are sold to be relocated, the buyer will be required to remove the buildings.


    Office Lease

         The executive offices of the Company are located in Denver, Colorado and consist of approximately 2,977 square feet of office space. The lease expires in November 1999 and includes an option to extend for another five-year term. The rent is approximately $39,000 per year.

                                                        PAGE 19
    Okon Facility

         Okon rents an industrial building located in Lakewood, Colorado, where it conducts its operations. The building contains approximately 12,000 square feet of office and warehouse space. The lease expires March 14, 1999 and includes an option to extend for a five-year term. In addition, provided that Okon is not in default under the lease, Okon has the option to purchase the facility at any time during the lease term. The rent is $24,000 a year.


    Item 3.  Legal Proceedings

         There are no material legal proceedings pending against the Company or its properties.


    Item 4.  Submission of Matters to a Vote of Securities Holders

         The Company's annual meeting of shareholders was held on June 12, 1997. At the meeting, Erich W. Tiepel was elected to a term ending in 2000 as a member of the board of directors. The terms of Ronald C. Butz, Mark S. Bohn, and Dennis L. Yakobson as directors continue after the meeting.

         The following tabulation shows the votes cast at the meeting on each matter voted upon, including election of directors.

                                                           Withheld/    Not
                                             For           Against      Voted
                 Election of Directors:
                 Erich W. Tiepel             10,861,635    469,699       0

                                     PART II

    Item 5.  Market For Registrant's Common Equity and Related Stockholder
             Matters

        The common stock of the Company trades on the NASDAQ SmallCap Market under the symbol RNTK. The following table sets forth the high and low bid prices for the Company's common stock, as reported on NASDAQ, for the quarters presented. The quotations reflect inter-dealer prices, without adjustment for retail mark-ups, mark-downs or commissions and may not necessarily represent the actual transactions.

                                                Price Ranges
                                    For the Quarterly Periods Indicated
                                 1997                1996                  1995
                           --------------      --------------        ---------------
                           Low       High      Low       High        Low        High
                           ---       ----      ---       ----        ---        ----
           Jan. Mar.        1/8     15/32      3/16      11/16       1-1/8      2
           Apr.-Jun.        1/8      1/2       1/4       21/32        29/32     1-1/4
           Jul.-Sep.        7/32    31/32      7/32       1/2          5/8      1-1/4
           Oct-Dec.                            1/16      11/32         7/16     15/16

         Based solely upon the number of record holders, the approximate number of shareholders of the common stock of the Company as of September 30, 1997 was 337. The number of beneficial owners is estimated by management at not less than 1,400.

         No dividends have been declared during the 12-month fiscal year ended September 30, 1997 and the 9-month fiscal period ended September 30, 1996, with respect to the common stock.

         The Nasdaq Stock Market has increased its financial requirements as of January 1998 for companies whose stocks are listed on Nasdaq. Among several changes, one makes stocks trading at less than $1 ineligible for listing, and another increases the total assets requirement to $3 million. At present Rentech meets all of the new requirements, but there are no assurances that the Company will continue to meet the listing requirements. If it does not, the common stock would be dropped from Nasdaq's SmallCap Market after a grace period. The effect of delisting would have a material adverse effect upon ability of shareholders to sell their stock and upon the value of the stock.

         The following table shows information concerning all sales of the Company's unregistered securities made by the Company during the past three years.


                 No.             Total                                    Exemptions
Date of          Security        Securities   Offering      Total         Class of       From
Sale             Sold            Sold         Price         Commissions   Purchasers     Registration
-------          --------        ----------   --------      -----------   ----------     ------------
Jul. 17, 1996    Common Stock      578,126    $  115,625          0       Accredited     Rule 506 and
                 and Warrants                                             Officers and   Section 4(6)
                 to Purchase                                              Directors
                 826,126
                 shares of
                 Common Stock

Aug. 1, 1996     Common Stock    3,993,426    $  787,000   $104,761       Accredited     Rules 505, 506,
                 and Warrants                                             Investors      Section 4(6)
                 to Purchase
                 3,993,426
                 shares of
                 Common Stock

Sep. 13, 1996    Common Stock      295,274    $   97,537          0       Accredited     Rules 505, 506,
                 and Warrants                                             Investors      Section 4(6)
                 to Purchase
                 138,724
                 shares of
                 Common Stock

Sep. 30, 1996    Common Stock      151,422    $   37,245          0       Accredited     Rules 505, 506
                 and Warrants                                             Investors      Section 4(6)
                 to Purchase
                 33,724
                 shares of
                 Common Stock

Jan. 29, 1997    Common Stock    1,479,000    $   73,950          0       Accredited     Rules 505, 506,
                                                                          Investor       Section 4(6)

Sep. 5, 1997     Common Stock    1,000,000    $  200,000          0       Accredited     Rules 505, 506,
                                                                          Investor       and Section 4(6)

Oct. 17, 1997    Promissory             26    $  620,500     63,050       Accredited     Rules 505, 506,
                 Notes                                                    Investors      Section 4(6)
                 Convertible
                 into Common
                 Stock(1)

<F1>   Notes in the original principal balance of $620,500 are convertible into shares of Common Stock at $.33 per share until April 16, 1998.  If not converted by the note holders by then, and if the Company does not pay the note in cash at that time, the note holders may convert their notes into Common Stock at 70% of the average closing bid price for the 5 trading days prior to conversion, not to exceed $33 a share.  The placement agent was
Neidiger/Tucker/Bruner, Inc., Denver, Colorado.  In addition to the placement fees paid in cash, the placement agent received a warrant, exercisable for 5 years, to purchase the Company's convertible promissory note in the amount of
$58,500.  The note is convertible, for 180 days from exercise of the warrant, at the same price and conversion terms as the other notes issued in the private placement.


  Item 6.  Management's Discussion and Analysis or Plan of Operation

  Results of Operations

         For the year ended September 30, 1997 and the nine month period ended September 30, 1996, the Company had net losses of $1,375,686 and $392,478, respectively. The increase of approximately 350% in loss for the twelve month period in 1997 compared to the nine month period in 1996 is due to a decrease in contract revenues and license fees of $295,176, increase in interest expense of approximately $289,000 from the addition of $1,250,500 in debt and extraordinary gain in 1996 of $200,434. Increases in 1997 costs over 1996 are attributable in general to the longer fiscal period in 1997 and in particular to public relations costs, and approximately $100,000 in hiring costs of a chief financial officer. Profit contributed by Okon from its acquisition in March 1997 partially offset the increases in costs due to the longer fiscal period.

         During the year ended September 30, 1997, the Company did not recognize any contract revenues related to the Arunachal Pradesh plant under construction in India. Contract revenues of $55,176 were recognized during the nine months ended September 30, 1996.

         During the year ended September 30, 1997, no revenue was recognized for license fees compared to $240,000 for license fees from Donyi Polo Petrochemicals Ltd., an Indian corporation, for grant of a license to use the Company's gas conversion technology in the plant under construction by Donyi Polo at Arunachal Pradesh, India. Donyi Polo purchased the Company's Synhytech plant located at Pueblo, Colorado during 1995, dismantled it and shipped the component parts and systems to India in 1996 for reassembly and use as the basis of the Arunachal Pradesh plant.

         During the year ended September 30, 1997, the Company recognized $1,189,536 for sales of water-based paints, sealers and coatings for a six and one-half month period commencing March 16, 1997 as compared to no income for the nine month period ended September 30, 1996. This increase reflects the purchase of Okon in March 1997.

         During the year ended September 30, 1997, no costs were incurred for cost of contracts compared to $29,463 incurred in the nine months ended September 30, 1996.

         During the year ended September 30, 1997, costs of sales related to the water-based paints, sealers and coatings was $481,796 as compared to no costs for the nine months ended September 30, 1996. This increase reflects the purchase of Okon in March 1997.

         The gross profit of $707,739 for the year ended September 30, 1997 is primarily a result of sales of water-based paints, sealers and coatings for a six and one-half month period since the acquisition of Okon. The gross profit of $265,713 for the nine months ended September 30, 1996 is a result of the license fees and engineering design and consulting contract for the Indian plant.

         During the year ended September 30, 1997, general and administrative expenses increased by 133% over the nine month period ended September 30, 1996. The increase is caused by approximately $366,000 in expenses associated with Okon which were not included in the prior period, increased costs related to public relations, approximately $100,000 in expense from the hiring of a chief financial officer during 1997, and by the longer fiscal period in 1997 during which costs were incurred.

         Depreciation and amortization increased 37% during the year ended September 30, 1997 compared to the nine months ended September 30, 1996 primarily due to the longer period during which equipment was depreciated and licensed technology was amortized and due to depreciation of Okon's equipment and amortization of goodwill acquired when Okon was purchased in March 1997.

         Loss from operations for the year ended September 30, 1997 increased by $523,984 to a loss of $1,077,783 compared to a loss of $553,799 for the nine months ended September 30, 1996. The increased loss is primarily due to a decrease in revenue from contracts and license fees, increases in general and administrative expenses and depreciation and amortization, combined with the cost impact of a longer operating period. This increase is partially offset by an operating profit contributed by Okon, which was acquired in March 1997.

         Gain of $3,140 on sale of fixed assets for the nine months ended September 30, 1996 reflects sale of an individual component of the Synhytech plant that was not purchased for relocation to India. During the nine months ended September 30, 1996, the Company recognized a write-down of $100,000 on the Synhytech plant held for sale. During the nine months ended September 30, 1996 the Company had $71,813 in other income from refund of a property tax paid in a prior period. Interest expense increased by approximately $293,000 during the twelve months ended September 30, 1997 compared to the nine month period ended September 30, 1996 due to the addition of $1,250,500 in debt. Interest expense in the prior year is due to $798,750 in convertible notes that were converted into the Company's common stock during September 1996.


  Liquidity and Capital Resources

         The Company has a working capital deficit of $675,630 and has incurred losses since its inception that raise substantial doubt about its ability to continue as a going concern. At September 30, 1997 the Company had a working capital deficit of $675,630 as compared to working capital of $456,560 at September 30, 1996. The decrease in working capital is primarily due to the addition of $1,250,500 in debt that comes due within one year, partially offset by the working capital of Okon. $560,500 of the $1,250,500 in current portion of long-term debt is convertible into the Company's common stock at the Company's option if not converted by the noteholders by April 16, 1998 and if the Company does not pay the debt in cash at that time.

         The cash realized by the Company during the fiscal year ended September 30, 1997 and the cash generated from Okon's operations are expected to be adequate to fund the Company's operations at the current level through the first half of the 1998 fiscal year. In order to realize revenues from the Company's interests in ITN Electronic Substrates LLC, which intends to manufacture and sell flexible thin-film, and from ITN/ES

  LLC, which intends to manufacture and sell a heat pump, the Company requires additional working capital. The Company expects to make one or more private placements of its securities that would be convertible into common stock at a discount from the market price.

       The net proceeds of the private placement would also be applied to pay off the Company's indebtedness. There are no assurances that additional capital will be raised or that the businesses that the Company intends to develop will generate operating income to the Company in time or in amounts adequate to enable the Company to continue its operations as a going concern.

         The Company expects to realize income during the next 18 months from its license granted for the plant at Arunachal Pradesh in India. The Company expects to receive license fees in the amount of $240,000, and additional fees for engineering services are expected although not yet under contract. Income from royalties associated with the India plant are not expected until after the completion of construction and startup and operation of the plant. Construction is not expected to be completed until the first part of 1999.

         The Company is discussing other proposals made by several energy companies, including Texaco Group, Inc., for exploitation of the Company's gas-to-liquids Technology through licenses or other business ventures. No assurances can be made that these discussions will result in either business ventures or revenues to the Company.

         The Company has made no commitments for material capital expenditures, either in the short or long term. Management does not presently expect to make such commitments in the near future.

         The Company has deferred tax assets with a 100% valuation allowance at September 30, 1997 and 1996. Management is not able to determine if it is more likely than not that the deferred tax assets will be realized.


                              Analysis of Cash Flow

         The Company had net losses from operations of $1,375,686 during the year ended September 30, 1997, and $392,478 during the nine months ended September 30, 1996. During the year ended September 30, 1997, non-cash expenses included depreciation, which was 41% more, and amortization, which was 37% more, than during the nine month period in 1996, primarily due to the longer period during which equipment was depreciated and licensed technology was amortized, as well as depreciation of Okon's equipment and amortization of goodwill acquired when Okon was purchased in March 1997 and interest expense which was paid by issue of options to purchase common stock at market value. Also during the year ended September 30, 1997, the Company incurred $274,539 in noncash interest expense associated with its convertible notes payable and issued stock options for services valued at $45,028. The Company recorded a $100,000 write-down of the Synhytech plant held for sale and a gain of $3,140 on sale of assets due to sale of the Synhytech plant and issued shares to discharge $152,152 for services during the nine month period ended September 30, 1996.

       Changes in operating assets and liabilities are primarily due to accounts receivable, inventories, prepaid expenses and accrued liabilities acquired with the operations of Okon. Property tax refund receivable recorded during the nine months ended September 30, 1996 was received during
  the year ended September 30, 1997.      The total net cash used in
  operations increased by 53% to $753,324 in the year ended September 30, 1997 compared to an increase of $493,234 during the nine months ended September 30, 1996. The increase reflects increased cash costs for general and administrative expenses partially offset by cash contribution from Okon since its acquisition in March 1997 and increased due to the longer fiscal period.

       Investing activities during the year ended September 30, 1997 included purchase of $65,815 in equipment compared to no purchases in the prior period. The Company used $1,075,739 in cash to acquire the assets of Okon during the year ended September 30, 1997. There were no acquisitions in the nine months ended September 30, 1996. There was a reduction in restricted cash of $25,000 during the 1997 period compared to no reduction in restricted cash during the 1996 period. Other assets increased by $23,901 during the 1997 period compared to a decrease of $2,433 in the 1996 period, primarily due to preliminary investments in future joint ventures.

       Financing activities during the year ended September 30, 1997 produced $1,378,899 from the issuance of common stock compared to $50,000 during the nine months ended September 30, 1996. During the year ended September 30, 1997, the Company received net proceeds of $1,249,011 from the issuance of $1,500,000 in redeemable and convertible preferred stock. Preferred stock that was not converted was redeemed during the year for $1,474,684. During the year, the Company received $390,000 ($90,000 from a related party) as proceeds of notes payable. Convertible notes payable in the amount of $560,500 generated $481,554 after payment of $78,946 in debt issue costs. During the nine month period, the Company received $798,750 as proceeds from non-subordinated notes payable, offset by offering costs of $104,761, and made payments of $61,750 on a note payable. The net cash provided by financing activities was $2,074,780, an increase of 304% compared to cash provided by financing activities during the 1996 period.

       Cash increased during the year ended September 30, 1997 by $181,001 compared to an increase of $194,578 during the nine months ended September 30, 1996. These changes increased the ending cash balance to $391,487 at September 30, 1997 from $210,486 at September 30, 1996.

       The Financial Accounting Standards Board ("FASB") recently issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS 128") and Statement of Financial Accounting Standards No. 129 "Disclosure of Information About an Entity's Capital Structure ("SFAS 129"). SFAS 128 provides a different method of calculating earnings per share than is currently used in accordance with Accounting Board Opinion ("ABP") No. 15, "Earnings Per Share." SFAS 128 provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stock holders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. SFAS 129 establishes standards for disclosing information about an entity's capital structure. SFAS 128 and SFAS 129 are effective for financial statements issued for periods ending after December 15, 1997. Their implementation is not expected to have a material adverse effect on the consolidated financial statements.

       In June 1997, FASB issued Statement of Financial Accounting Standard No. 130 "Reporting Comprehensive Income ("SFAS 130") and Statement of Financial Accounting Standard No. 131 "Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 130 establishes standard for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that displays with the same prominence as other financial statements. SFAS 131 supersedes Statement of Financial Accounting Standard No. 14 "Financial Reporting for Segments of a Business Enterprise." SFAS 131 establishes standards of the way the public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

       SFAS 130 and SFAS 131 are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Because of the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, the standards may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by the implementation of these standards.


  Item 7.  Financial Statements

       The financial statements identified in Item 13 are filed as part of this Annual Report on Form 10-KSB.


  Item 8.  Changes in and Disagreements with Auditors on Accounting and
             Financial Disclosure

       The Company has not had a change of its independent auditors during its two most recent fiscal years or subsequent interim period, except that on January 1, 1996, the Company's auditors, Mitchell - Finley and Company, P.C. combined their practice into BDO Seidman, LLP. Thereafter BDO Seidman, LLP became the Company's independent auditors for the next two fiscal periods ended September 30, 1996 and 1997. The Company has not reported disagreement with its auditors on any matter of accounting principles or practices or financial statement disclosure.

                                   PART III

  Item 9. Directors, Executive Officers, Promoters and Control Persons;' Compliance with Section 16(a) of the Exchange Act

       The following table sets forth certain information concerning directors and executive officers of the Company:

                                                             Term of Service   Term as
                                                             as an Officer     Director
Name                    Positions Held                       or Director       Expires
--------------          --------------                       ---------------   --------

Charles B. Benham       Vice President - Research            1981 to date      --
                          and Development
Mark S. Bohn(1)(3)      Director                             1981 to date      1998
Ronald C. Butz(2)       Vice President, Chief Operating      1984 to date      1998
                          Officer, Secretary and Director
James P. Samuels        Vice President - Finance,            1996 to date      --
                          Chief Financial Officer
Erich W. Tiepel(1)(3)   Director                             1983 to date      1997
Dennis L. Yakobson(4)   President, Chief Executive Officer,  1981 to date      1999
                          Director, and Chairman of the
                          Board
--------------------

<F1>  Member of audit committee.
<F2>  Director since 1984 and officer since 1989.
<F3>  Member of stock option committee.
<F4>  President since 1983.

  Section 16(a) Beneficial Ownership Reporting Compliance

         Based solely upon the Company's review of Securities and Exchange Commission Forms 3 and 4 and amendments to those forms submitted to it during the most recent fiscal year, the Company has identified the following person who was at any time during the fiscal year a director, officer, or beneficial owner of more than 10% of any class of equity securities that failed to file such forms on a timely basis with the SEC, as required by
  Section 16(a) of the Securities Exchange Act, during the most recent fiscal year or prior fiscal years: James P. Samuels failed to timely file one
  Form 4 due by September 10, 1997 to report one transaction, the acquisition of a promissory note convertible into common stock acquired on August 15, 1997. The required report was filed on October 10, 1997.

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

    Business Experience of Directors and Continuing Officers

         The principal occupations of each executive officer, significant employee and director of the Company for at least the past five years are as follows:

         Charles B. Benham, Vice President - Research and Development--

         Dr. Benham, age 61, received a Bachelor of Science degree in Mechanical Engineering from the University of Colorado in 1958, and a Master of Science degree in Engineering in 1964 and a Ph.D. degree in 1970, both from the University of California at Los Angeles. He worked at the Naval Weapons Center, China Lake, California, from 1958 through 1977 performing research and development on thermal and chemical processes for converting municipal solid wastes to liquid hydrocarbon fuels, thermochemical analyses of solid-fueled and ramjet engines, combustor modeling, rocket motor thrust vector control, rocket motor thrust augmentation, catalyst behavior in carbon monoxide oxidation, and in liquid hydrocarbon fuels for ramjet applications. From 1977 to 1981, he worked at the Solar Energy Research Institute in Golden, Colorado, on thermal and chemical processes for converting agricultural crop residues to diesel fuel, on thermochemical transport of solar energy using ammonia decomposition and steam reforming of methane, and on high temperature applications of solar energy. Dr. Benham has published several articles in the fields of liquid fuel production from organic waste, catalyst pellet behavior and rocket propulsion. He has been an officer of the Company since its inception in 1981 and served as a director from inception until 1996. Dr. Benham devotes his full time to the business of the Company.


         Mark S. Bohn, Director--

         Dr. Bohn, age 47, received a Bachelors degree in Mechanical Engineering from Georgia Institute of Technology, Atlanta, Georgia, in 1972, and a Master of Science degree in Mechanical Engineering in 1973 and a Ph.D. in Mechanical Engineering in 1976, both from the California Institute of Technology, Pasadena, California. He was employed from 1976 through 1978 at the General Motors Research Laboratories in Warren, Michigan, on research in bluff body aerodynamics, wind tunnel experimentation, flow visualization, and the fluid mechanics of engine intake ports. Since 1978 he has been employed by Midwest Research Institute at the National Renewable Energy Laboratory in Golden, Colorado, working on conversion of organic materials to liquid hydrocarbon fuels, high temperature applications of solar energy, power cycles for ocean thermal energy conversion, direct contact heat transfer and building heat transfer. Dr. Bohn is a registered Professional Engineer in Colorado and a member of the American Society of Mechanical Engineers. He has published several articles on liquid fuel production, organic waste, heat transfer, power cycles, aerodynamics, optics, acoustics, solar thermal energy, and co-authored the textbook Principles of Heat Transfer, (West Educational Publishing). He has been an officer and director of the Company since its inception in 1981.

         Ronald C. Butz, Vice President, Chief Operating Officer, Secretary and Director--

         Mr. Butz, age 60, received a Bachelor of Science degree in Civil Engineering from Cornell University in 1961 and a Juris Doctor degree from the University of Denver in 1965. From 1966 to 1982, Mr. Butz was a practicing attorney in Denver, Colorado with the firm of Grant, McHendrie, Haines and Crouse, P.C. In 1982, Mr. Butz became a shareholder, vice president and chief operating officer of World Agricultural Systems, Ltd., a privately-held Colorado corporation specializing in the international marketing of commodity storage systems. He resigned these offices in December 1983. In 1984, Mr. Butz became president of Capital Growth, Inc., a privately-held Colorado corporation providing investment services and venture capital consulting. In 1984, he also became a director of the Company. In October 1989, Mr. Butz was appointed a vice president of the Company, and in June 1990, he was appointed secretary of the Company. Mr. Butz devotes his full time to the business of the Company.


    Frank L. Livingston, Vice President and General Manager, Okon, Inc.--

        Mr. Livingston, age 55, received a Bachelor of Science Degree in Chemistry from Colorado State University in 1965. He worked for Mallinckrodt Chemical Co. from 1965 to 1971. While at Mallinckrodt Chemical Co., he worked as a process research chemist and formulator prior to becoming a specialty marketing manager for the industrial chemical division. From 1971 to 1975 Mr. Livingston was employed by Gates Rubber Co. in Denver, Colorado as a sales and marketing manager for a specialty chemical venture start-up business within the company. He also worked as a research market analyst for the venture group. Projects of the venture group included specialty chemicals and lead-acid battery technology, as well as rubber products made by the company for off-shore oil exploration and production. Mr. Livingston joined Okon, Inc. in 1975 as sales manager and was promoted to Vice President of Sales in 1984. Mr. Livingston also became a 24% owner of the company at that time. In addition to his sales and marketing responsibilities, he was also responsible for manufacturing and research and development for the company. Mr. Livingston also served on the Board of Directors. With the sale of Okon, Inc. to Rentech in 1997, Mr. Livingston became Vice President and General Manager for Okon, Inc. and continues to serve on Okon's board of directors.


         James P. Samuels, Vice President - Finance, Chief Financial Officer, Treasurer--

         Mr. Samuels, age 50, has executive experience in general corporate management, finance, sales and marketing, information technologies, and consulting for both large companies and development stage businesses. He received a Bachelor's degree in Business Administration from Lowell Technological Institute, in 1970, and a Master of Business Administration degree in 1972 from Suffolk University, Boston, Massachusetts, in 1972. He completed an executive program in strategic market management through Harvard University in Switzerland in 1984. From December 1995 through April 1996, he provided consulting services in finance and securities law compliance to Telepad Corporation, Herndon Virginia, a company engaged in systems solutions for field force computing. From 1991 through August

    1995, he served as chief financial officer, vice president-finance, treasurer and director of Top Source, Inc., Palm Beach Gardens, Florida, a development stage company engaged in developing and commercializing state-of-the-art technologies for the transportation, industrial and petrochemical markets. During that employment, he also served as president of a subsidiary of Top Source, Inc. during 1994 and 1995. From 1989 to 1991, he was vice president and general manager of the Automotive Group of BML Corporation, Mississauga, Ontario, a privately-held company engaged in auto rentals, car leasing, and automotive insurance. From 1983 through 1989, he was employed by Purolator Products Corporation, a large manufacturer and distributor of automotive parts. He was president of the Mississauga, Ontario branch from 1985 to 1989, and director of marketing from 1984 to 1985, and director of business development and planning during 1983 for the Rahway, New Jersey, the filter division headquarters of Purolator Products Corporation. From 1975 to 1983, he was employed by Bendix Automotive Group, Southfield, Michigan, a manufacturer of automotive filters, electronics and brakes. He served in various capacities, including group director for management consulting services on the corporate staff, director of market research and planning, manager of financial analysis and planning, and plant controller at its Fram Autolite division. From 1973 to 1974, he was employed by Bowmar Ali, Inc., Acton, Massachusetts, in various marketing and financial positions, and in 1974 he was managing director of its division in Wiesbaden, Germany.


         Erich W. Tiepel, Director--

         Dr. Tiepel, age 54, obtained a Bachelor of Science degree in Chemical Engineering from the University of Cincinnati in 1967, and a Ph.D. in Chemical Engineering from the University of Florida in 1971. Dr. Tiepel has twenty-three years of experience in all phases of process design and development, plant management and operations for chemical processing plants. In 1981, Dr. Tiepel was a founder of Resource Technologies Group, Inc. ("RTG"), a high technology consulting organization specializing in process engineering, water treatment, hazardous waste remediation, and regulatory affairs. Dr. Tiepel has been president of RTG since its inception. From 1977 to 1981 he was project manager for Wyoming Mineral Corporation, a subsidiary of Westinghouse Electric Corp., Lakewood, Colorado, where his responsibilities included management of the design, contraction and operation of ground water treatment systems for ground water cleanup programs. From 1971 to 1976 he was a principal project engineer for process research for Westinghouse Research Labs. From 1967 to 1971, he was a trainee of the National Science Foundation at the University of Florida in Gainesville, Florida. Dr. Tiepel has been a director of the Company since 1983.


    Dennis L. Yakobson, President, Chief Executive Officer, Director and Chairman of the Board--

         Mr. Yakobson, age 61, received a Bachelor of Science degree in Civil Engineering from Cornell University in 1959 and a Masters Degree in Business Administration from Adelphi University in 1963. From 1960 to 1969 he was employed by Grumman Aerospace Corporation, with the final position held being that of contract administrator with responsibility for negotiation of prime contracts with governmental agencies. From 1969 to 1971 he was employed by Martin Marietta Corporation, Denver, Colorado in a similar position and from 1971 through 1975 was employed by Martin Marietta as marketing engineer in space systems. In 1975 he was employed by Wyoming Mineral Corporation in Denver as a contract administrator. Shortly thereafter, he became group leader-land and was responsible for the direction of all activities in lease administration and for all in-house landmen. In 1976, he was employed by Power Resources Corporation, Denver, Colorado, a mineral exploration company, as vice president-land, secretary, treasurer, and a director. In 1979, he became a director and the secretary of Nova Petroleum Corporation also in Denver, Colorado, and in 1981 became its vice president of administration and finance. He resigned from Nova in November of 1983 to assume the presidency of the Company. Mr. Yakobson devotes his full time to the business of the Company. He serves as chairman of the board of directors of the Company.


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

                           Summary Compensation Table

                                                                    Long-Term Compensation
                              Annual Compensation                Awards            Payouts
                    --------------------------------------  ------------------------------------
(a)                 (b)   (c)         (d)        (e)        (f)         (g)         (h)      (i)
                                                 Other      Restricted  Securities
Name and                                         Annual     Stock       Underlying  LTIP      All Other
Principal                                        compen-    Award(s)    Options/    Payouts   Compen-
Position            Year  Salary($)    Bonus($)  sation($)  ($)         SARs(#)     ($)       sation($)
Dennis L. Yakobson  1997  $112,184     ---       ---        ---         462,400     ---       ---
  Chief Executive   1996    60,937(1)  ---       ---        ---             ---     ---       ---
  Officer           1995   102,486     ---       ---        ---          79,382     ---       ---

Ronald C. Butz      1997  $108,296     ---       ---        ---         450,880     ---      ---
  Chief Operating   1996    58,825(1)  ---       ---        ---             ---     ---      ---
  Officer           1995    98,934     ---       ---        ---          79,382     ---      ---

Charles B. Benham   1997  $108,296     ---       ---        ---         450,880     ---      ---
  Vice President -  1996    58,825(1)  ---       ---        ---             ---     ---      ---
  Research &        1995    98,934     ---       ---        ---          79,382     ---      ---
  Development

James P. Samuels    1997  $ 94,731     ---       ---        ---         579,500     ---      ---
  Chief Financial   1996    24,500     ---       ---        ---         -------     ---      ---
  Officer
--------------------

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

    Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR
  Values:

  (a)                  (b)             (c)            (d)             (e)
                                                      Number of
                                                      Securities      Value of
                                                      Underlying      Unexercised
                                                      Unexercised     In-the-Money
                       Shares                         Options/SARs    Options/SARs
                       Acquired                       at FY-End(#)    at FY-End($)
                       on              Value          Exercisable/    Exercisable/
  Name                 Exercise(#)     Realized ($)   Unexercisable   Unexercisable
  --------------       -----------     ------------   -------------   -------------
  Dennis L. Yakobson   ---             ---            462,400(1)      $622,525
  Ronald C. Butz       ---             ---            450,880(1)       606,685
  Charles C. Benham    ---             ---            450,880(1)       606,685
  James P. Samuels     ---             ---            530,000(1)       703,250

  <F1>  Exercisable.

  Employment Contracts

         The Company employs Messrs. Yakobson, Benham, Butz and Samuels pursuant to employment contracts that extend through March 31, 1998, except through December 31, 1999 as to Mr. Samuels. The contracts provide for annual cost of living adjustments only.

       The contracts provide that the individuals will serve as president and chief executive officer, vice president and chief operating officer, vice president - research and development, and vice president - finance and chief financial officer, respectively, together with such duties, responsibilities and powers as the board of directors may reasonably specify. If the Company terminates employment early without cause, the contracts provide for severance pay for the remainder of the term or one year, which ever is more. The contracts impose obligations of confidentiality as well as covenants not to compete with the Company for three years following termination of employment for any reason whatsoever.

                                                        PAGE 33
  Option/SAR Repricings

       There have been no adjustments or amendments to the exercise price of stock options or SARs previously awarded to any of the named executive officers, whether through amendment, cancellation or replacement grants or any other means during the last fiscal year.

                    Option/SAR Grants in Last Fiscal Year

                                        Individual Grants
                     -----------------------------------------------------
(a)                  (b)           (c)              (d)                        (e)
                     Number of     % of Total                     Market
                     Securities    Options/SARs                   Price on
                     Underlying    Granted to       Exercise or   Date of      Expira-
                     Options/SARs  Employees in     Base Price    Grant        tion
Name                 Granted(#)    Fiscal Year      ($/Sh)        ($/Sh)       Date
Dennis L. Yakobson     30,000       7.9%            $.1875        $.1875       12/03/01
                       20,000      14.1%             .25           .25         03/06/02
                      332,400      21.1%             .125          .125        05/13/00
                       10,000       6.7%             .25           .25         07/07/02
                       70,000      16.3%             .30           .30         09/10/02

Ronald C. Butz         30,000       7.9%             .1875         .1875       12/03/01
                       20,000      14.1%             .25           .25         03/06/02
                      320,880      20.5%             .125          .125        05/13/00
                       10,000       6.7%             .25           .25         07/07/02
                       70,000      16.3%             .30           .30         09/10/02

Charles B. Benham      30,000       7.9%             .1875         .1875       12/03/01
                       20,000      14.1%             .25           .25         03/06/02
                      320,880      20.5%             .125          .125        05/13/00
                       10,000       6.7%             .25           .25         07/07/02
                       70,000      16.3%             .30           .30         09/10/02

James P. Samuels      200,000      52.6%             .1875         .1875       12/03/01
                       10,000       7.0%             .25           .25         03/06/02
                      250,000      15.9%             .125          .125        05/13/00
                       10,000       6.7%             .25           .25         07/07/02
                       60,000      14.0%             .30           .30         09/10/02

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

  Item 11.  Security Ownership of Certain Beneficial Owners and Management

       The following tables set forth certain information as of October 31, 1997 with respect to each person who owns of record or is known to the Company to beneficially own more than 5% of the issued and outstanding shares of Common Stock and the beneficial ownership of such securities by each executive officer, director and director nominee and by all executive officers and directors as a group:

                                                                                           Percent
                                                                                           of Class
                                                             Amount and Nature of          Based on
                              Positions and                  Beneficial Common             Beneficial
Name and Address              Offices Held                   Stock Ownership               Ownership
-----------------             ------------------             --------------------          ---------

Charles B. Benham             Vice President - Research        275,440 of record             2.6%
12878 W. 68th Avenue            and Development               (488,380 indirectly)(1)
Arvada, CO 80004

Mark S. Bohn                  Director                         443,431 of record             2.5%
1614 Tamarac Drive                                            (289,592 indirectly)(1)
Golden, CO 80401

Ronald C. Butz                Vice President, Chief            533,583 of record(2)          3.5%
711 Marion Street               Operating Officer, Secretary  (488,380 indirectly)(1)
Denver, CO 80218                 and Director

Frank L. Livingston           Vice President and Manager,       40,000 of record             *
6000 W. 13th Avenue             Okon, Inc.                     (30,000 indirectly)(1)
Lakewood, CO 80214

James P. Samuels              Vice President - Finance,        127,500 of record             2.4%
1331 17th St., Suite 720        Chief Financial Officer       (579,500 indirectly(1)(3)
Denver, CO 80202

Erich W. Tiepel               Director                         123,277 of record             1.3%
2494 Houston Waring Cir.                                      (272,448 indirectly)(1)
Littleton, CO 80120

Dennis L. Yakobson            President, Chief Executive       404,354 of record             3.1%
8847 Norwich Street             Officer and Director          (499,900 indirectly)
Westminster, CO 80030

Mary H. Butz                  Shareholder                      369,432 of record             3.5%
711 Marion Street                                             (642,531 indirectly)(4)
Denver, CO 80218

All Directors and Executive    Officers and Directors         1,947,585 of record(2)        15.4%
Officers and a Group                                         (2,648,200 indirectly)         (6.6% of record)
  (7 persons)

  <F1>  Includes shares of common stock underlying presently exercisable stock options.
  <F2>  Includes 369,432 shares of common stock held of record by his spouse as to which shares he denies beneficial ownership.
  <F3>  Includes shares of common stock underlying presently exercisable stock options and promissory note convertible into common stock.
  <F4>  Includes 164,151 shares of common stock owned of record by her spouse and 488,380 shares subject to option to purchase by her spouse as to which shares she denies beneficial ownership.

  Item 12.  Certain Relationships and Related Transactions

       Erich W. Tiepel, a director, owns 50 percent of Resource Technologies Group, Inc. The Company contracted with Resource Technologies Group to conduct an environmental audit for $3,745, which was discharged during the 9-month period ended September 30, 1996 through issuance of 18,724 in restricted shares of the Company's common stock and a warrant expiring September 20, 1997 to purchase the same number of shares of common stock at $.25 per share. There were no payments in the fiscal year ended September 30, 1997.

       Mark S. Bohn, a director, performed engineering consulting services for the Company during the nine months ended September 30, 1996 and, lieu of cash payment, was issued 91,046 shares of restricted stock and warrants expiring September 20, 1997 for the purchase of $.25 per share of the same number shares of Common Stock as he was issued in lieu of salary. There were no payments during the fiscal year ended September 30, 1997.

       During the nine months ended September 30, 1996 certain sums that the Company owed its officers for salaries were discharged by the issuance of the Company's unregistered common stock issued at $.20 per share. The number of such shares issued were 160,440 to Charles B. Benham, 91,046 to Mark S. Bohn, 160,440 to Ronald C. Butz and 166,200 to Dennis L. Yakobson, respectively. Each of them were also issued warrants expiring September 20, 1997 for the purchase at $.25 per share of the same number of shares of common stock as they were issued in lieu of salary.

      On August 18, 1997, James P. Samuels was one of four individuals who loaned the Company $390,000 to pay all remaining obligations on the preferred stock. Mr. Samuels' loan was $90,000. It is evidenced by a promissory note due February 15, 1998. All notes bear interest at 20% per annum. If the notes are not paid at the time the principal amount and accumulated interest are due, then interest will be paid on the total amount due at an annual rate of 24%. Additionally options to purchase 55,000 shares of common stock at the then-market price of $.25 per share were granted for each $100,000 of the loan.


  Item 13.  Exhibits and Reports on Form 8-K

       (a) The following financial statements are filed as a part of this report:

            Financial Statements:
              Report of Independent Certified Public Accountants
              Consolidated Balance Sheets
              Consolidated Statements of Operations
              Consolidated Statements of Stockholders' Equity
              Consolidated Statements of Cash Flows
              Consolidated Summary of Accounting Policies
              Notes to Consolidated Financial Statements

       (b)  Reports on Form 8-K.

  The following Current Reports on Form 8-K were filed with the Commission during the quarter ended September 30, 1997.

              Form 8-K dated October 1, 1997; Item 5, Other Events.

                                     Signatures

       In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 RENTECH, INC.


                                 (signature)
                                  ------------------------------------
  Date:  December 29, 1997       Dennis L. Yakobson, President


       In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                 (signature)
                                  ------------------------------------
  Date:  December 29, 1997       Dennis L. Yakobson, President, Chief
                                 Executive Officer and Director


                                 (signature)
                                 ------------------------------------
  Date:  December 29, 1997       Ronald C. Butz, Chief Operating Officer,
                                 Vice President, Secretary and Director


                                 (signature)
                                 ------------------------------------
  Date:  December 29, 1997       James P. Samuels, Vice President
                                 - Finance, Chief Financial Officer


                                 (signature)
                                 ------------------------------------
  Date:  December 29, 1997       Mark S. Bohn, Director


                                 (signature)
                                 ------------------------------------
  Date:  December 29, 1997       Erich W. Tiepel, Director

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

EX-4.1       Form of Placement Agent Warrant                        67

EX-4.2       Form of 10% Convertible Subordinated Promissory Note   77

EX-4.3       Form of Registration Rights Agreement                  85

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

EX-10.6      Articles of Organization of ITN Electronic
             Substrates LLC dated August 4, 1997 (incorporated by reference from Exhibit No. 10.6 to Registrant's
             Form 10-KSB/A Amendment No. One filed with the
             Securities and Exchange Commission on October 31,
             1997).

EX-10.7      License Agreement to Esquire Gujarat Petrochemicals
             Ltd. dated Jun. 25, 1994 (incorporated by reference from Exhibit No. 10-7 to Registrant's Form 10-KSB/A
             Amendment No. One filed with the Securities and Exchange Commission on October 31, 1997).

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



  Report of Independent Certified Public Accountants


  Stockholders and Board of Directors
  Rentech, Inc.
  Denver, Colorado

  We have audited the accompanying consolidated balance sheets of Rentech, Inc. and Subsidiary (the "Company") as of September 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended September 30, 1997 and for the nine months ended September 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and its subsidiary as of September 30, 1997 and 1996 and the results of their operations and their cash flows for the year ended September 30, 1997 and for the nine months ended September 30, 1996, in conformity with generally accepted accounting principles.

  The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
  Note 1 to the consolidated financial statements, the Company has a working capital deficit and has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

  BDO Seidman, L.L.P.


  November 26, 1997
  Denver, Colorado

                                                PAGE 40
  Rentech, Inc. and Subsidiary
  Consolidated Balance Sheets

September 30,                                           1997           1996
                                                 -----------    -----------

Assets (Note 6)

Current:
  Cash                                           $   391,487    $   210,486
  Restricted cash (Note 8)                                 -         25,000
  Accounts receivable, net of
     $2,000 allowance for doubtful accounts          150,911              -
  Property tax receivable                                  -         71,813
  Stock subscription receivable                            -         50,000
  Inventories                                        107,151              -
  Prepaid expenses and other current assets           52,688         23,511
                                                 -----------    -----------

Total current assets                                 702,237        380,810
                                                 -----------    -----------


Property and equipment -
  Property and equipment, net of
    accumulated depreciation and amorti-
    zation of $126,774 and $94,620 (Note 4)          172,863         57,156
                                                 -----------    -----------


Other:
  Licensed technology, net of accumulated
     amortization of $944,208 and $715,464
     (Note 5)                                      2,486,940      2,715,684
  Goodwill, net of accumulated
     amortization of $43,685 (Note 2)              1,166,030              -
  Synhytech plant held for sale (Note 5)              99,500         99,500
  Accounts receivable, net of $0 allowance
     for doubtful accounts                           191,206        191,206
  Deposits and other                                  38,428         14,527
                                                 -----------      ---------
Total other assets                                 3,982,104      3,020,917
                                                 -----------    -----------

                                                 $ 4,857,204    $ 3,458,883
                                                 -----------    -----------

 See accompanying report of independent certified public accountants, summary of accounting policies and notes to consolidated financial statements.

 Rentech, Inc. and Subsidiary
 Consolidated Balance Sheets (continued)

September 30,                                           1997            1996
                                                ------------     -----------
Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                               $   130,201          53,948
  Accrued liabilities                                122,166          68,759
  Convertible notes payable (Note 6)                 560,500               -
  Current portion of long-term debt (Note 6)         475,000               -
  Note payable, related party (Note 6)                90,000               -
                                                ------------     -----------

Total current liabilities                          1,377,867         122,707
                                                ------------     -----------

Long-term debt, net of current portion (Note 6)      125,000               -
                                                ------------     -----------

Total liabilities                                  1,502,867         122,707
                                                ------------     -----------

Commitments (Note 8)

Stockholders' equity (Note 7)
  Preferred stock - $10 par value; 1,000,000
  shares  authorized; none issued and
    outstanding                                            -               -
  Common stock - $.01 par value; 100,000,000
    shares authorized; 29,539,548 and
    14,975,116 shares issued and outstanding         295,392         149,748
  Additional paid-in capital                      12,794,769      10,888,152
  Accumulated deficit                             (9,735,824)     (7,701,724)
                                                ------------     -----------

Total stockholders' equity                         3,354,337       3,336,176
                                                ------------     -----------


                                                $ 4,857,204      $ 3,458,883
                                                ------------     -----------

 See accompanying report of independent certified public accountants, summary of accounting policies and notes to consolidated financial statements.

                                                  PAGE 42
 Rentech, Inc. and Subsidiary
 Consolidated Statements of Operations


                                         Year Ended      Nine Months Ended
                                         September 30,   September 30,
                                                1997             1996
                                         -----------      ----------
Revenues:
  Net sales                              $ 1,189,536      $        -
  Contract revenues (Note 3)                       -          55,176
  License fees                                     -         240,000
                                         -----------      ----------
Total revenues                             1,189,536         295,176
                                         -----------      ----------
Cost of revenues
  Cost of sales                              481,797               -
  Cost of contracts                                -          29,463
                                         -----------      ----------
Total cost of revenues                       481,797          29,463
                                         -----------      ----------
Gross profit                                 707,739         265,713


Operating expenses:
  General and administrative expense       1,480,939         629,079
  Depreciation and amortization              304,583         190,433
                                         -----------      ----------
Total operating expenses                   1,785,522         819,512
                                         -----------      ----------
Loss from operations                      (1,077,783)       (553,799)


Other income (expense):
  Gain on sale of assets                           -           3,140
  Write-down of Synhytech plant
     held for sale (Note 5)                        -        (100,000)
  Other income                                     -          71,813
  Interest income                              5,292           3,593
  Interest expense                          (303,195)        (17,659)
                                         -----------      ----------
Total other expense                         (297,903)        (39,113)
                                         -----------      ----------

Loss before extraordinary item            (1,375,686)       (592,912)
Extraordinary gain from debt
  extinguishment, net of $0 income
  tax expense (Note 10)                            -         200,434
                                         -----------      ----------
Net loss                                  (1,375,686)       (392,478)
                                         -----------      ----------

Dividend requirements on
  preferred stock (Note 7)                   658,414               -
                                         -----------      ----------

Loss applicable to common stock          $(2,034,100)     $ (392,478)
                                         -----------      ----------
Loss per common share:
  Loss before extraordinary item         $      (.10)          $(.06)
  Extraordinary gain                               -             .02

                                         -----------      ----------
  Net loss                               $      (.10)     $     (.04)
                                         -----------      ----------
Weighted-average number of
  shares outstanding                      19,603,265      10,401,922
                                         -----------      ----------

 See accompanying report of independent certified public accountants, summary of accounting policies and notes to consolidated financial statements.

                                                  PAGE 43

Rentech, Inc. and Subsidiary
Consolidated Statements of Stockholders' Equity

For the Year Ended September 30, 1997 and for the Nine Months Ended September 30, 1996
                                     Series A
                                  Preferred Stock           Common Stock        Additional
                               ---------------------    ---------------------   Paid-In       Accumulated
                               Shares    Amount         Shares       Amount     Capital        Deficit
                               --------   -----------    --------    --------   ----------   ---------
Balances, January  1, 1996            -   $         -    9,956,868     99,567   $ 9,994,002   $(7,309,246)
Common stock issued for
  conversion of notes
  payable net of
  offering costs                      -             -    3,993,426     39,934       653,990             -
Common stock issued for
  cash                                -             -      100,000      1,000        49,000             -
Common stock issued for
  services                            -             -      813,681      8,137       158,988             -
Common stock issued for
  settlement of accounts
  payable                             -             -      111,141      1,110        32,172             -
Net loss                              -             -            -          -             -      (392,478)
                               --------    ----------   ----------   --------   -----------   -----------

Balances, September 30, 1996          -             -   14,975,116    149,748    10,888,152    (7,701,724)
Common stock issued for
  cash, net of offering
  cost of $24,000                     -             -    2,479,000     24,790       225,160             -
Common stock issued for
  cash on warrants
  exercised net of
  offering costs
  of $7,500                           -             -    8,833,986     88,340     1,040,609             -
Common stock issued for
  interest expense on
  convertible notes
  payable                             -             -      560,500      5,605       165,040             -
Preferred stock issued
  for cash, net of
  offering costs
  of $250,989                   150,000     1,500,000            -          -      (250,989)            -
Common stock issued
  for conversion of
  preferred stock               (37,250)     (372,500)   2,690,946     26,909       505,233      (159,642)
Preferred convertible
  stock redeemed for cash      (112,750)   (1,127,500)           -          -             -             -
Stock warrants issued for
  dividends on preferred
  stock                               -             -            -          -       151,588      (151,588)
Stock options issued for:
     Interest expense                 -             -            -          -        24,948             -
     Services                         -             -            -          -        45,028             -
Dividend paid on preferred
  stock redeemed for cash             -             -            -          -             -      (347,184)
Net loss                              -             -            -          -             -    (1,375,686)
                                -------    ----------   ----------   --------   -----------   -----------

Balances, September 30, 1997          -    $        -   29,539,548   $295,392   $12,794,769   $(9,735,824)
                                -------    ----------   ----------   --------   -----------   -----------

See accompanying report of independent certified public accountants, summary of accounting policies and notes to consolidated financial statements.

                                                PAGE 44
Rentech, Inc. and Subsidiary
Consolidated Statements of Cash Flows

Increase (Decrease) in Cash

                                                  Year Ended      Nine Months Ended
                                                  September 30,   September 30,
                                                  1997            1996
                                                  -----------     ---------
Operating activities:
  Net loss                                        $(1,375,686)    $(392,478)
  Adjustments to reconcile net loss to net
  cash used in operating activities:
     Depreciation                                      32,154        18,876
     Amortization                                     272,429       171,557
     Interest expense                                 274,539             -
     Write-down of Synhytech plant held for sale            -       100,000
     Gain on sale of assets                                 -        (3,140)
     Stock issued for services                              -       152,125
     Stock options issued for services                 45,028             -
  Changes in operating assets and liabilities,
  net of business combination:
     Accounts receivable                             (150,911)       38,613
     Property tax receivable                           71,813       (71,813)
     Inventories                                      (23,173)            -
     Prepaid expenses and other current assets        (29,177)       (4,239)
     Accounts payable                                  76,253      (533,025)
     Accrued liabilities                               53,407        30,290
                                                  -----------    ----------

Net cash used in operating activities                (753,324)     (493,234)
                                                  -----------    ----------

Investing activities:
  Proceeds from sale of assets                    $         -    $    3,140
  Purchase of property and equipment                  (65,815)            -
  Purchase of business                             (1,075,739)            -
  Decrease in restricted cash                          25,000             -
  Increase in other assets                            (23,901)        2,433
                                                  -----------    ----------

Net cash provided by (used in)
  investing activities                             (1,140,455)        5,573
                                                  -----------    ----------

Financing activities:
  Proceeds from issuance of common stock,
  net of offering costs                             1,378,899        50,000
  Proceeds from issuance of preferred stock         1,249,011             -
  Proceeds from stock subscription receivable          50,000             -
  Proceeds from non-subordinated notes payable              -       798,750
  Payment for offering costs                                -      (104,761)
  Cash redemption of and dividends paid
     on preferred stock                            (1,474,684)            -
  Proceeds from notes payable                         300,000             -
  Proceeds from note payable, related party            90,000             -
  Proceeds from convertible note payable              560,500             -
  Payment for debt issue costs                        (78,946)            -
  Payments on note payable                                  -       (61,750)
                                                  -----------     ---------

Net cash provided by financing activities           2,074,780       682,239
                                                  -----------     ---------

Increase in cash                                      181,001       194,578

Cash, beginning of period                             210,486        15,908
                                                  -----------    ----------

Cash, end of period                               $   391,487    $  210,486
                                                  -----------    ----------

 See accompanying report of independent certified public accountants, summary of accounting policies and notes to consolidated financial statements.

                                                PAGE 45
 Rentech, Inc. and Subsidiary
 Summary of Accounting Policies


 Basis of Presentation

 Rentech, Inc. (the "Company") was incorporated on December 18, 1981 in the state of Colorado to develop and market processes for conversion of low-value, carbon-bearing solids or gases into valuable liquid hydrocarbons, including high-grade diesel fuel, napthas and waxes ("Rentech Technology"). The Company's activities prior to 1994 were primarily directed toward obtaining financing, licensing its technology to third parties and completing full-scale plant processing to demonstrate the Company's technology to prospective licensees. During 1994, the Company entered into contracts to provide basic engineering design relating to the construction of plants using the Company's gas conversion technology (see Note 3). In December 1996, the Company elected to change its year end to September 30.
 In March 1997 with the acquisition of Okon, Inc. ("Okon") (see Note 2), the Company entered into the business of manufacturing and selling water-based stains, sealers and coatings.


 Principles of Consolidation

 The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary as of September 30, 1997 and for the period from March 20, 1997, date of acquisition of Okon, to September 30, 1997 (see Note 2). All significant intercompany accounts and transactions have been eliminated in consolidation.


 Cash Equivalents

 The Company considers highly liquid debt instruments purchased with original maturities of three months or less and money market accounts to be cash equivalents.


 Inventories

 Inventories, which consist of water protection sealants, chemicals and packaging supplies, are recorded at the lower of cost (first-in, first-out) or market.


 Licensed Technology

 Licensed technology represents costs incurred by the Company primarily for the purpose of demonstrating the Company's proprietary technology to prospective licensees, which it licenses to third parties under various fee arrangements. These capitalized costs are carried at the lower of amortized cost or net realizable value and are being amortized over 15 years.

                                                PAGE 46
 Rentech, Inc. and Subsidiary
 Summary of Accounting Policies (continued)


 Goodwill

 Goodwill, which relates to the acquisition at Note 2, is being amortized over a 15 year period using the straight-line method.


 Synhytech Plant Held for Sale

 The Synhytech plant held for sale is recorded at the lower of cost or net realizable value.


 Property and Equipment

 Property and equipment is stated at cost. Depreciation and amortization expense are computed using the straight-line method over the estimated useful lives of the assets, which range from three to seven years, except for leasehold improvements which are amortized over the shorter of the useful life or the remaining lease term. Maintenance and repairs are expensed as incurred. Major renewals and improvements are capitalized. When property and equipment is retired or otherwise disposed of, the asset and accumulated depreciation or amortization are removed from the accounts and the resulting profit or loss is reflected in operations.


 Long-Lived Assets

 Long-lived assets, identifiable intangibles, and associated goodwill are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected future cash flow from the use of the assets and its eventual disposition is less than the carrying amount of the assets, an impairment loss is recognized and measured using the asset's fair value.


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

                                                PAGE 47
 Rentech, Inc. and Subsidiary
 Summary of Accounting Policies (continued)


 License fees are recognized when the revenue earning activities that are to be provided by the Company have been performed and no future obligation to perform services exist.

 Sales of water-based stains sealers and coatings are recognized when the goods are shipped to the customers.


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


 Reclassifications

 Certain reclassifications have been made to the 1996 financial statements in order for them to conform to the 1997 presentation. Such reclassifications have no impact on the Company's financial position or results of operation.


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

 Concentrations of credit risk with respect to accounts receivable are higher due to a few customers dispersed across geographic areas. The Company reviews a customer's credit history before extending credit and establishes an allowance for doubtful accounts based upon the credit risk of specific customers, historical trends and other information. Generally, the Company does not require collateral from its customers.

                                                PAGE 48
 Rentech, Inc. and Subsidiary
 Summary of Accounting Policies (continued)


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


 Fair Value of Financial Instruments

 The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:


 Accounts Receivable, Accounts Payable and Accrued Liabilities

 Fair values of accounts receivables, accounts payable, and accrued liabilities are assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value or they are receivable or payable on demand.


 Convertible Notes Payable, Notes Payable and Long-Term Debt

 Substantially all of these notes bear interest at a floating rate of interest based upon current lending rates of interest.


 Stock Option Plan

 The Company applied APB Opinion 25, "Accounting for Stock Issued to Employees", and the related Interpretation in accounting for all stock option plans. Under APB Opinion 25, no compensation cost has been recognized for stock options issued to employees as the exercise price of the Company's stock options granted equals or exceeds the market price of the underlying common stock on the date of grant.

 SFAS No. 123, "Accounting for Stock-Based Compensation", requires the Company to provide pro forma information regarding net income as if compensation cost for the Company's stock options plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123. To provide the required pro forma information, the Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model.

                                                PAGE 49
 Rentech, Inc. and Subsidiary
 Summary of Accounting Policies (continued)


 Recent Accounting Pronouncements

 The Financial Accounting Standards Board ("FASB") recently issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128") and Statement of Financial Accounting Standards No. 129 "Disclosure of Information About an Entity's Capital Structure ("SFAS 129"). SFAS 128 provides a different method of calculating earnings per share than is currently used in accordance with Accounting Board Opinion ("ABP") No. 15, "Earnings Per Share." SFAS 128 provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. SFAS 129 establishes standards for disclosing information about an entity's capital structure. SFAS 128 and SFAS 129 are effective for financial statements issued for periods ending after December 15, 1997. Their implementation is not expected to have a material effect on the consolidated financial statements.

 In June 1997, FASB issued Statement of Financial Accounting Standard No. 130 "Reporting Comprehensive Income ("SFAS 130") and Statement of Financial Accounting Standard No. 131 "Disclosures about Segments of an Enterprise and Related Information ("SFAS" 131"). SFAS 130 establishes standard for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that displays with the same prominence as other financial statements. SFAS 131 supersedes Statement of Financial Accounting Standard No. 14 "Financial Reporting for Segments of a Business Enterprise." SFAS 131 establishes standards of the way the public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

 SFAS 130 and SFAS 131 are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Because of the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, the standards may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by the implementation of these standards.

                                                PAGE 50
 Rentech, Inc. and Subsidiary
 Notes to Consolidated Financial Statements


 1.  Going Concern

 The Company has a working capital deficit of $675,630 as of September 30, 1997 and has incurred losses since its inception that raise substantial doubt about its ability to continue as a going concern. In order to provide operating income, the Company plans to diversify into other fields. In October 1996, the Company and ITN Energy Systems, Inc., a Colorado corporation, agreed to form a limited liability company called ITN/ES LLC to commercially exploit technologies developed and owned by ITN Energy Systems, Inc. The technologies will be contributed to ITN/ES LLC by ITN Energy Systems, Inc., which will be the manager of ITN/ES LLC. The technologies and products to be owned by ITN/ES LLC include production of thin-film electronic substrates by deposition upon which computer chips can be mounted; advanced processes for ceramic deposition on materials to improve their capacity to withstand heat and wear; and utilization of shape memory alloys that are highly advanced metals which by the proper application of heat, cold or electrical impulse can perform a mechanical function with precision for long periods of time. The Company's ownership interest in ITN/ES LLC and all of its technologies is to be 10%, subject to the contribution of $200,000 in cash and 1,200,000 shares of Rentech restricted common stock. The agreement between ITN Energy Systems, Inc. and the Company recognizes that commercialization of the technologies already in existence as well as those that may be developed in the future by ITN/ES LLC may require establishment of additional business entities. The Company, by mutual agreement, may provide additional capital to increase its ownership interest up and exceeding 50% of each technology in which it invests. The Company will be entitled to distribution of revenues from ITN/ES LLC and the additional business entities in a percentage equal to its ownership interest.

 The Company is seeking sources of finance to provide for additional acquisitions and near term working capital. The financing alternatives include private placements of its common stock or other equity interest in the Company, third-party loans and equity participation, or a combination of these methods. The Company intends to exercise its right to convert convertible notes payable totaling $620,500 issued in September and October 1997 into common shares at $.33 per share (see Notes 6 and 14). Additionally, the Company has commitments from investment banking firms to raise funds for the purpose of eliminating all existing current and future debt as well as providing working capital for the start-up of the ITN/ES venture and the ITN/ES LLC. A portion of the money raised will be used to further the Rentech Technology commercialization. The Company believes this is sufficient to eliminate any future working capital requirements. There are no assurances that any of these events will occur or that the Company's plan will be successful. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                                                PAGE 51
 Rentech, Inc. and Subsidiary
 Notes to Consolidated Financial Statements

 2.  Business Acquisition

 On March 20, 1997, the Company acquired the assets of Okon for $1,050,000 in cash, a $300,000 note due to the seller and $25,739 in acquisition costs. The acquisition was recorded using the purchase method of accounting, by which the assets are valued at fair market value at the date of acquisition. The operating results of this acquisition have been included in the accompanying consolidated financial statements from the date of acquisition. The allocation of the purchase price was as follows:

 Inventories                                    $     83,977
 Property and equipment                               82,047
 Goodwill                                          1,209,715
                                                ------------
 Total purchase price                           $  1,375,739
                                                ------------

 The following unaudited pro forma information presents the consolidated results of operations of the Company as if the acquisition of Okon had occurred at the beginning of each period presented. The unaudited pro forma financial data does not purport to be indicative of the results which actually would have been obtained had the purchase been effected on the dates indicated or of the results which may be obtained in the future.

                                         For the Year       For the Nine
                                         Ended              Months Ended
                                         September 30,      September 30,
                                         1997               1996
                                         ----------         ----------
 Revenues                                $ 1,768,709        $1,585,556
 Operating expenses                        2,877,575         2,016,833
 Other expense                               295,190            64,190
                                         -----------        ----------

 Net loss from continuing operations      (1,404,056)         (495,467)
 Dividend requirements on
  preferred stock(1)                         760,743           384,639
                                         -----------        ----------

 Loss applicable to
  common stockholders                    $(2,164,799)       $ (880,106)
                                         -----------        ----------

 Net loss per common share from
   continuing operations                 $  (0.11)          $  (0.08)
                                         ===========        ==========

 <F1>  The Company used the proceeds from the preferred stock offering to acquire Okon. Therefore, the Company has recorded dividends on the preferred stock assuming that the preferred stock was outstanding at the beginning of each period presented.

                                                PAGE 52
 Rentech, Inc. and Subsidiary
 Notes to Consolidated Financial Statements


 3.  Contracts

 During June 1994, the Company entered into a contract with a company incorporated in India to provide basic engineering design and consulting related to a plant to be constructed in India to use the Company's technology. The work was completed during March 1995. During February 1996, the Company and Jamike Engineering Pty Ltd, entered into a second contract with the company incorporated in India to provide additional engineering design and consulting relating to a plant to be constructed in India to use the Company's technology for a gross contract price of approximately $223,000 ($281,600 in Australian dollars). For the nine months ended September 30, 1996, the Company completed the contract and recognized contract revenue of $55,176 and incurred direct costs of $29,463.


 4.  Property and Equipment

 Property and equipment consisted of the following:

 September 30,                1997                1996
 -------------                ---------           --------

 Machinery and equipment      $ 143,753           $109,753
 Office furniture and
   equipment                    122,660             42,023
 Leasehold improvements          33,224                  -
                              ---------           --------
                                299,637            151,776
 Less accumulated
   depreciation and
   amortization                 126,774             94,620
                              ---------           --------

                              $ 172,863           $ 57,156
                              =========           ========


 5.  Synhytech Project and Licensed Technology

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

                                                PAGE 53
 Rentech, Inc. and Subsidiary
 Notes to Consolidated Financial Statements

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

 As a result of the transfer of assets, the Company recorded a gain of approximately $1,286,000 on the conveyance of the Synhytech assets from Fuelco to the Company. The gain was based upon the fair market value of determinable assets conveyed to the Company, including $650,000 in cash, less acquisition costs of approximately $205,000. With the technological feasibility having been previously established, the Company converted and operated the plant for a three-week period in order to provide prospective licensees with verifiable statistics and evidence as well as allow observations and provide data on the use of the technology under operating conditions in full-size plant (the "demonstration run") and to evaluate the plant and its components for resale to one or more prospective licensees. The Company's conversion of the plant commenced during early 1993, and its demonstration run was successfully completed during the summer of 1993. There were no problems relating to or in determining the technological feasibility of the Company's proprietary technology. The cost of the demonstration run was approximately $3.4 million. The Company expects to recover the capitalized expenditures from future license and royalty fees. The plant was then shut down and remained idle. The Company decided to sell the plant as a whole, except for the buildings, to its Indian licensee who dismantled the plant and shipped it to India to be used in a new plant under design for use of the Rentech Technology. During 1995, the Company sold the plant for $223,620 and recorded a $244,880 loss from the sale. As of September 30, 1997 and September 30, 1996, the Company has recorded a balance remaining of $99,500 in the Synhytech plant, which consists of the remaining buildings. During the nine months ended September 30, 1996, the Company recorded a $100,000 write-down in the Synhytech plant held for sale.

                                                PAGE 54
 Rentech, Inc. and Subsidiary
 Notes to Consolidated Financial Statements


 6.  Long-Term Debt

 During September 1997, the Company issued, for cash, convertible notes payable in the amount of $520,500 as part of a private offering through Neidiger/Tucker/Bruner, Inc. that closed in October 1997 (see Note 14). During September 1997, the Company issued an additional convertible notes payable for $40,000. Net proceeds from the private offering after paying commissions and offering costs were $481,554. The convertible notes payable bear interest at 10% with interest payable at maturity. The Company is to file a registration statement to register the shares of common stock acquired upon conversion of the convertible notes payable. If the registration statement is not declared effective by the Securities and Exchange Commission within 90 days of the final closing, the interest rate of the convertible notes payable will be adjusted retroactively to 14% per annum. The convertible notes payable are not collateralized and are due April 1998. For each $1 received from the private offering, the Company issued one shares of its common stock. As of September 30, 1997, the Company issued 560,500 of the Company's common stock valued at $170,645. The Company recorded this amount as additional interest expense associated with these convertible notes payable. The notes are convertible into shares of the Company's common stock at $.33 per share until April 16, 1998. If not converted by the noteholders by then, and if the Company does not pay the note in cash at that time, the noteholders may convert their notes to common stock at 70% of the average closing bid price for the five trading days prior to conversion not to exceed $.33 per share. The balance in the convertible notes payable as of September 30, 1997 was $560,000.

 On March 20, 1997, the Company entered into a $300,000 note payable with the sellers of Okon (see Note 2). The $300,000 note payable accrues interest at 10% with monthly interest only payments due through March 1998. Commencing March 15, 1998, monthly principal and interest are due through March 15, 1999. The note is collateralized by all assets of Okon.


 During August 1997, the Company issued, for cash, notes payable in the amount of $390,000. The notes bear interest at an annual interest rate of 20%. These notes are due and payable on December 15, 1997 unless extended by the Company for an additional 60 days. If the notes are not paid at that time the principal amount and accumulated interest are due and payable, then interest will be paid on the total amount due at an annual rate of 24%. As additional compensation, the noteholders were granted stock options to purchase 214,500 shares of the Company's common stock at a price equal to the market value on the date of grant (see Note 7). The notes are collateralized by an assignment of the common stock of the Company's wholly owned subsidiary, Okon. An officer of the Company holds $90,000 of these notes payable.

                                                PAGE 55
 Rentech, Inc. and Subsidiary
 Notes to Consolidated Financial Statements

 Future maturities of the convertible notes payable, notes payable and long-term debt are as follows:

 Year Ending September 30,

 1998                          $1,125,500
 1999                             125,000
                               ----------
                               $1,250,500
                               ==========
 7.  Stockholders' Equity

 Preferred Stock

 During February 1997, the Company amended its articles of incorporation authorizing the issuance of 150,000 shares of series A preferred stock. The holders of the series A preferred stock are entitled to receive, when, and if declared by the Board of Directors and out of funds legally available for the payment of dividends, dividends at the annual dividend rate of $1.50 per year on each outstanding share of preferred stock commencing upon issuance. The dividends are payable quarterly in cash or at the option of the Company in shares of its free-trading common stock on the first day of April, July, October and January of each year commencing July 1, 1997. The dividends shall accrue and become cumulative to the extent not declared and paid by the Company.

 The series A preferred stock are redeemable at the Company's election, in whole or in part, in cash equal to $12.50 per share plus any accumulated and unpaid dividends. The Series A preferred stock and any accumulated and unpaid dividends are convertible at the option of the holder if not redeemable by the Company into common stock of the Company at the lesser of 70% of the average of the closing bid price per share of the Company's common stock for the five trading days preceding the date of conversion or at 70% of the average of the closing bid price per share of the Company's common stock for the five trading days preceding the date of the stock subscription.

 During March 1997, the Company completed the $1,500,000 sale of 150,000 shares of its series A preferred stock together with warrants to purchase, at approximately $.28 per share, additional shares of the Company's common stock. The Company received net proceeds of $1,249,011 after deducting $250,989 in offering costs. During April and May 1997, the preferred shareholders elected to convert $372,500 of their 37,250 shares plus dividends of $159,642 from the discount associated with the conversion feature of the series A preferred stock into 2,690,946 shares of the Company's common stock. The remaining shares were redeemed prior to September 30, 1997 at $12.50 per share plus accumulated dividends of $65,309 for a total cost of $1,474,684. As required by the terms of the preferred stock issue 3,423,456 warrants were issued upon the conversion and redemption of the preferred stock.

                                                PAGE 56
 Rentech, Inc. and Subsidiary
 Notes to Consolidated Financial Statements

 Common Stock

 During fiscal 1997, the Company sold 2,479,000 shares of its common stock for cash proceeds of $249,950 after deducting $24,000 in offering costs.

 During fiscal 1997, the Company sold 8,833,986 shares of its common stock upon exercise of 8,833,986 in stock warrants for cash proceeds of $1,128,949 after deducting $7,500 in offering costs.

 Stock Options and Stock Warrants

 At September 30, 1997, the Company has four stock option plans, which are described below.

 The Company's board of directors adopted the 1990 Stock Option Plan which allows for the issuance of incentive stock options, within the meaning of the Internal Revenue Code, and other options issued pursuant to the plan that constitute nonstatutory options. Options granted under the 1990 Stock Option Plan are for shares of the Company's $0.01 par value common stock. The Company has reserved 742,280 shares for the 1990 Stock Option Plan and the 1988 Stock Option Plan which has been rolled into the 1990 plan.

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

 During January 1997, options to purchase 250,000 of the Company's $.01 par value common stock was granted at $.01 as partial compensation for financial marketing and consulting services. These options expire on January 29, 1999. An additional 150,000 options were granted at $.01 as incentive stock options under the Company's 1996 Stock Option Plan. These options expire on January 29, 1999. An additional 15,000 shares were granted at $.25 which are exercisable through July 7, 2002 under the Company's 1990 Stock Option Plan. The Company received services valued at $24,000 in exchange for these 415,000 options.

 In May 1997, options to purchase 100,000 of the Company's $.01 par value common stock were granted as compensation for public relations consulting services. These options were granted at $.30 which is in excess of the common stock's market price at the date of grant. These options may be exercised at $.30 through May 13, 1998.

 On August 15, 1997, options to purchase 214,500 of the Company's $.01 par value common stock were granted in partial consideration for $24,948 in interest expense on the notes payable issued during August 1997 (See Note
 6).  The options may be exercised through August 14, 1999.

                                                PAGE 57
 Rentech, Inc. and Subsidiary
 Notes to Consolidated Financial Statements

 During fiscal 1997, warrants to purchase 3,423,456 shares were issued in connection with a private offering of the Company's preferred stock. The Company granted these warrants in partial consideration for $151,588 in dividends on the preferred stock. The warrants can be exercised at various prices from $.2686 to $.3564 and expire at various dates from March 7, 1999 to April 7, 1999.

 During 1996, the Company issued 4,744,000 warrants to purchase common stock of the Company at an exercise price of $.25 per share. During January, February and March, 1997, 251,900 warrants were exercised at $.25 per share. On May 14, 1997, each warrant holder of record was granted the right to receive two shares of the Company's common stock for $.125 per share. Prior to the expiration date of September 20, 1997, 8,582,086 of these warrants were exercised. Also on May 14,1997, officers and directors, who had received warrants under the original agreement for compensation due and unpaid under consulting contracts or employment agreements, assigned their rights to third parties. To avoid economically penalizing the officers and directors and to provide the officers and directors with a proprietary interest in and a greater concern for the interests of the Company's shareholders, the Company granted 1,568,700 stock options to the officers and directors at an exercise price of $.125 per share.

 The following table summarizes information on stock option activity:

                                                      Weighted
                                                      Average
                                       Exercise       Exercise
                           Number of   Price          Price       Expiration
Outstanding at             Shares      Per Share      Per Share   Dates
--------------             ---------   -----------    ---------   ----------

1990 Stock Option Plan
----------------------
  January 1, 1996            742,280   $.5052-$3.60   $1.85       1996-1998
  Granted                          -              -       -               -
  Expired                   (270,000)         $3.60   $3.60               -
                           ---------   ------------   -----       ---------
Outstanding at
  September 30, 1996         472,280   $.5052-$1.88    $.84       1996-1998
  Granted                    625,000   $.1875-$.28     $.23            2002
  Expired                   (356,292)  $.5052          $.51               -

Outstanding at
  September 30, 1997         740,988   $.1875-$1.88    $.50       1998-2002
                           =========   ============   =====      ==========


1994 Stock Option Plan
----------------------
  January 1, 1996            130,000   $1.27          $1.27            2000
  Granted                    150,000   $0.28           $.28            1997
  Expired                          -       -              -               -
                           ---------   ------------   -----       ---------


                                               PAGE 58
Rentech, Inc. and Subsidiary
Notes to Consolidated Financial Statements

                                                      Weighted
                                                      Average
                                       Exercise       Exercise
                           Number of   Price          Price       Expiration
Outstanding at             Shares      Per Share      Per Share   Dates
--------------             ---------   -----------    ---------   ----------

Outstanding at
  September 30, 1996         280,000   $.28-$1.27      $.74       1997-2000
  Granted                    192,000   $.1875-$.30     $.24       2001-2002
  Expired and/or
   forfeited                 180,000   $.28-$1.27      $.45               -
                           ---------   ------------   -----       ---------


Outstanding at
  September 30, 1997         292,000   $.1875-$1.27    $.59       2000-2002
                           =========   ============   =====       =========


1996 Stock Option Plan
----------------------
Outstanding at
  September 30, 1996               -           -          -               -
  Granted                    450,000   $.01-$.30       $.19       1999-2002
  Expired                          -           -          -               -
                           ---------   ------------   -----       ---------


Outstanding at
  September 30, 1997         450,000   $.01-$.30       $.19       1999-2002
                           =========   ============   =====       =========


Other Stock Options
-------------------
Outstanding at
  September 30, 1996               -           -          -               -
  Granted                  2,133,200   $.01-$.30       $.13       1998-2000
  Expired                          -           -          -               -
                           ---------   ------------   -----       ---------


Outstanding at
  September 30, 1997       2,133,200   $.01-$.30       $.13       1998-2000
                           =========   =========      =====       =========


Total stock options
  outstanding              3,616,188   $.01-$1.88      $.25       1998-2002
                           =========   ============   =====       =========





                                               PAGE 59
Rentech, Inc. and Subsidiary
Notes to Consolidated Financial Statements


                                                      Weighted
                                                      Average
                                       Exercise       Exercise
                           Number of   Price          Price       Expiration
Outstanding at             Shares      Per Share      Per Share   Dates
--------------             ---------   -----------    ---------   ----------

Stock Warrants
--------------
  January 1, 1996          1,032,000   $3.50          $3.50           1997
  Granted                  9,236,100   $.125-$.25      $.13           1997
  Expired                          -       -              -              -
                           ---------   -------------  -----       ---------


Outstanding at
  September 30, 1996      10,268,100   $.125-$3.50     $.47            1997
  Granted                  3,423,456   $.2686-$.3564   $.29            1999
  Exercised               (8,833,986)  $.125-$.25      $.13               -
  Expired and/or
     forfeited            (1,434,114)  $.125-$3.50    $2.55               -

                           ---------   -------------  -----       ---------

Outstanding at
  September 30, 1997       3,423,456   $.2686-$.3564   $.29            1999
                           =========   =============  =====       =========


 The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees", and related Interpretations accounting for the plans. Under APB Opinion 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation cost is recognized.

 FASB Statement 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), requires the Company to provide pro forma information regarding net loss and net loss per share as if compensation costs for the Company's stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997 and 1996, respectively: dividend yield of 0 percent for all years; expected volatility of 15 to 32 percent; risk-free interest rates of 5.40 and 5.52 percent; and expected lives of one and five years for the Plans and stock awards.

 Under the accounting provisions for SFAS No. 123, the Company's net loss and net loss per share would have been increased by the pro forma amounts indicated below:

                                                PAGE 60
 Rentech, Inc. and Subsidiary
 Notes to Consolidated Financial Statements


 Periods Ended September 30,         1997             1996
 ---------------------------         ----             ----

 Loss applicable to common stock:
   As reported                       $(2,034,100)     $(392,478)
   Pro forma                         $(2,205,906)     $(425,884)

 Loss per common share:
   As reported                       $  (.10)         $  (.04)
   Pro forma                         $  (.11)         $  (.04)

The following information summarizes stock options outstanding at September 30, 1997.
                      Outstanding                                   Exercisable
----------------------------------------------------------    -----------------------
                                       Weighted Average
                                   -----------------------
                                  Remaining                                   Weighted
Range of           Number         Contractual     Exercise     Number         Average
Exercise Prices    Outstanding    Life in years   Price        Exercisable    Exercise
---------------    -----------    -------------   --------     -----------    --------
$.30-$1.88           215,988      1               $1.15        215,988        $1.15
$.01-$.25            614,500      2               $.09         614,500        $.09
$1.25-$1.27        1,668,700      3               $.19       1,668,700        $.19
$.1875               380,000      4               $.1875       380,000        $.1875
$.25-$.30            737,000      5               $.28         737,000        $.28
-----------        ---------      -------------   ------     ---------        ======

$.01-$1.88         3,616,188      3.2             $.25       3,616,188        $.25
==========         =========      =============   ======     =========        ======

  The following information summarizes stock warrants outstanding at September 30, 1997.

                      Outstanding                                   Exercisable
----------------------------------------------------------    -----------------------
                                       Weighted Average
                                   -----------------------
                                  Remaining                                   Weighted
Range of           Number         Contractual     Exercise     Number         Average
Exercise Prices    Outstanding    Life in years   Price        Exercisable    Exercise
---------------    -----------    -------------   --------     -----------    --------
$.2686-$.3564      3,423,456      1               $.2879       3,423,456      $.2879
=============      =========      ======          ======       =========      ======

                                                 PAGE 61
  Rentech, Inc. and Subsidiary
  Notes to Consolidated Financial Statements


  8.  Commitments


  Employment Agreements

  The Company has entered into employment agreements that extend from March 31, 1998 through December 31, 1999 with four of its officers. The employment agreements set forth annual compensation to the four officers of between $112,000 and $114,000 each. Compensation is adjusted annually based on the cost of living index.


  Retirement Plans

  During 1990, the Company adopted a non-qualified profit sharing plan administered by a committee appointed by the Company's board of directors. The profit sharing plan allows for current year bonuses of up to five percent of audited pre-tax earnings before depreciation, amortization and extraordinary income, if adjusted earnings for the preceding year exceeds $500,000. No distributions have been granted since the inception of the plan. Okon had a pre-existing qualified money purchase pension and profit sharing plan in place. The Company decided to continue with this plan for fiscal 1997.

  During 1985, Okon adopted a qualified money purchase pension and profit sharing plan administered by a committee appointed by Okon's board of directors for participants which include all employees age 18 and over who have been employed by Okon for two years. The money purchase pension plan calls for Okon's contribution of 6% of each eligible participant's recognized compensation up to the integration level for the plan year and 10.3% over the integration level for the plan year. The profit sharing plan contributions are made at the discretion of Okon for eligible participants. The combined money purchase pension and profit sharing contributions cannot exceed 25% of all eligible employees' wages, not to exceed $30,000 per participant. For the period ended September 30, 1997, Okon contributed approximately $19,000 to the plans.


  Operating Leases

  The Company leases office space under a noncancelable lease which expires during November 1999, and the lease contains a renewal option for an additional five years. The Company also leases office and warehouse space for its Okon operation, under a lease which expires during March 1999. The lease contains a renewal option for an additional three years. In addition, provided that Okon is not in default under the lease, Okon has the option to purchase the facility at any time during the lease term. Future minimum lease payments as of September 30, 1997 are as follows:

                                                 PAGE 62
  Rentech, Inc. and Subsidiary
  Notes to Consolidated Financial Statements

  Years ending September 30,             Amount
  1998                                   $ 62,700
  1999                                     62,700
  2000                                      6,450
                                         --------
  Total                                  $131,850
                                         ========

  Total lease expense for the year ended September 30, 1997 and for the nine months ended September 30, 1996 was approximately $53,000 and $39,000.

  As collateral for the Company's office lease, the Company had a $50,000 letter of credit with a bank in favor of the landlord and provided a $50,000 certificate of deposit as of December 31, 1994 as collateral for the letter of credit. The letter of credit and related collateral was reduced by one-half during 1995. The letter of credit matured on November 30, 1996, and the certificate of deposit was returned to the Company.


  9.  Income Taxes

  There was no provision for income taxes required for the year ended September 30, 1997 and for the nine months ended September 30, 1996 due to operating losses in those years.

  At September 30, 1997, the Company had available net operating loss carryforwards and capital loss carryforwards of approximately $7,000,000 and $152,000 for tax reporting purposes. The operating loss carryforwards expire through 2012, and the capital loss carryforward expires in 1999. These carryforwards are subject to various limitations imposed by the rules and regulations of the Internal Revenue Service.

  There were no tax credits established in the statements of operations since the Company has a 100 percent valuation allowance for the tax benefit of net deductible temporary differences and operating loss carryforwards. Management is not able to determine if it is more likely than not that the deferred tax assets will be realized. The Company has deferred tax assets with a 100 percent valuation allowance at September 30, 1997 and September 30, 1996. The tax effect on the components is as follows:

                                                 PAGE 63
  Rentech, Inc. and Subsidiary
  Notes to Consolidated Financial Statements


  September 30,                           1997              1996
  -------------                           ----              ----
  Net operating loss carryforwards        $  2,583,000      $  2,258,000
  Capital loss carryforward                     56,100            56,100
  Compensation expense for common
    stock options and common stock
    not allowed for income tax purposes         26,000           233,100
  Accruals for financial statement
    purposes not allowed for income
    taxes - cash basis                         (12,700)          (63,200)
  Basis difference relating to
    licensed technology                        209,700           157,600
  Basis difference relating to Synhytech
    plant held for sale                         37,000            37,000
  Other                                              -             6,700
                                          ------------      ------------
                                             2,899,100         2,685,300
  Valuation allowance                       (2,899,100)       (2,685,300)
                                          ------------      ------------
                                          $        -0-      $        -0-
                                          ============      ============

  During the year ended September 30, 1997 and the nine months ended September 30, 1996, the Company's valuation allowance increased by $213,800 and $232,700.


  10.  Extraordinary Gain

  For the nine months ended September 30, 1996, the Company recognized a $200,434 extraordinary gain from extinguishment of accounts payable and accrued liabilities.


  11.  Supplemental Data to Statements of Cash Flows

                                     1997          1996
                                     ----          ----
  Cash payments for interest         $  14,090     $5,974
                                     =========     ======

  Excluded from the statements of cash flows for the year ended September 30, 1997 and for the nine months ended September 30, 1996 were the effects of certain noncash investing and financing activities as follows:

                                                 PAGE 64
  Rentech, Inc. and Subsidiary
  Notes to Consolidated Financial Statements


                                                 1997            1996
                                                 ----            ----

Issuance of common stock from conversion
  of preferred stock and dividends               $ 532,142      $       -

Issuance of stock warrants for dividends
  on preferred stock                             $ 151,588      $       -

Issuance of stock options for interest
 expense on notes payable                        $  24,948      $       -

Issuance of stock options for services           $  45,028      $       -

Issuance of common stock for interest
  expense on convertible notes payable           $ 170,645      $       -

Issuance of common stock for settlement
  of non-subordinated notes payable              $       -      $ 787,000

Issuance of common stock for stock
  subscription receivable                        $       -      $  50,000

Issuance of common stock for settlements
  of accounts payable and accrued expenses       $       -      $  44,967

Issuance of common stock for prepaid expenses    $       -      $  15,000

Long-term debt issued in connection with
  the business acquisition                       $ 300,000      $       -


 12.  Segment and Geographic Information

 The Company operates in the alternative fuels industry and in the paint industry due to the acquisition of Okon during March 1997 (see Note 2).
 The Company develops and markets processes for conversion of low-value, carbon-bearing solids or gases into valuable liquid hydrocarbons and in the manufacture and distribution of water-based paints, sealers and coatings. Prior to the acquisition of Okon, the Company only operated in the alternative fuels industry which is denoted by geographic area for fiscal 1996. During fiscal 1997, the Company did not generate any revenue from the alternative fuels industry. Financial information summarized by industry segment, is as follows for 1997 and 1996.

                                                PAGE 65
 Rentech, Inc. and Subsidiary
 Notes to Consolidated Financial Statements


                        Alternative                     Intercompany
September 30, 1997      Fuels            Paint          Eliminations    Consolidated
------------------      -----------      -----          ------------    ------------
Revenues                $         -      $  1,189,536   $          -    $  1,189,536

Income (loss) from
  operations            $(1,664,801)     $    289,115   $          -    $ (1,375,686)

Depreciation and
  amortization          $   252,251      $     52,332   $          -    $    304,583

Capital expenditures    $     8,544      $     57,271   $          -    $     65,815

Identifiable assets     $ 2,777,789      $  1,759,476   $   (130,145)   $  4,407,120

Corporate assets        $ 1,825,824      $          -   $ (1,375,740)   $    450,084

Total assets            $ 4,603,613      $  1,759,476   $ (1,505,885)   $  4,857,204
                        -----------      ------------   ------------    ------------

 For the nine months ended September 30, 1996, all of the Company's revenue was from India.


 13.  Significant Customers

 During 1996, one customer accounted for 100 percent of total revenues. With the acquisition of Okon in March 1997, the Company's revenue base was increased to over 2,000 customers. One of these customers accounted for 34% of the total net sales for fiscal 1997. As of September 30, 1996, one customer accounted for 100 percent of total accounts receivable. As of September 30, 1997, one customer accounted for 100% of total accounts receivable for the alternative fuel segment and two customers account for
  40% of the paint segments accounts receivable.

                                                PAGE 66
 Rentech, Inc. and Subsidiary
 Notes to Consolidated Financial Statements


 14.  Related Party Transactions

 During the nine months ended September 30, 1996, a director of the Company
 performed $18,209 in engineering consulting services for the Company.   In
 lieu of cash payment, the director was issued 91,946 shares of common stock and 91,946 warrants expiring September 20, 1997. The warrants are exercisable at $.25 per share.

 During the nine months ended September 30, 1997, the Company contracted with Resource Technologies Group, Inc. ("RTG"), to conduct an environmental audit for $3,745. A director of the Company owns 50% of RTG. In lieu of cash payment, RTG was issued 18,724 shares of common stock and 18,724 warrants expiring September 20, 1997. The warrants are exercisable at $.25 per share.


 15.  Subsequent Event

 During October 1997, the private offering of convertible notes payable closed. The Company raised an additional $60,000 in cash, and issued $60,000 in additional notes payable (see Note 6).