Form 10KSB/A
period 1996-09-30
RENTECH INC /CO/
filed 1998-01-15
CIK 868725

PAGE 1
                U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549


                              FORM 10-KSB/A

  [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended September 30, 1997
  [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from            to
                                        ----------    ----------

                         Commission File No. 0-19260

                                RENTECH, INC.
                (Name of small business issuer in its charter)

  Colorado                                                 84-0957421
  (State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization)                    Identification No.

  1331 17th Street, Suite 720
  Denver, Colorado                                              80202
  (Address of principal executive offices)                 (Zip Code)

       Issuer's telephone number, including area code:  (303) 298-8008

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

     Rentech has been requested by Oil and Natural Gas Commission, the state oil company of India, to prepare quotations for the design of two gas conversion facilities in India that would use the Rentech Technology. The plans under consideration would be sized to produce 2,800 and 10,000 barrels per day of production of products from use of the Rentech Technology. No decisions have been made to proceed with these plants, and Rentech does not expect engineering design contracts, license fees or revenues from them in the foreseeable future. Additional prospective Indian licensees are waiting to learn the results of operation of the Arunachal Pradesh plant in India or another commercial size plant using the Rentech Technology.

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

                                            Price Ranges
                                For the Quarterly Periods Indicated
                             1997                1996                  1995
                       --------------      --------------        ---------------
                       Low       High      Low       High        Low        High
                       ---       ----      ---       ----        ---        ----
       Jan. Mar.        1/8     15/32      3/16      11/16       1-1/8      2
       Apr.-Jun.        1/8      1/2       1/4       21/32        29/32     1-1/4
       Jul.-Sep.        7/32    31/32      7/32       1/2          5/8      1-1/4
       Oct-Dec.        23/64    29/64      1/16      11/32         7/16     15/16

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

                                   PART III

  Item 9. Directors, Executive Officers, Promoters and Control Persons;' Compliance with Section 16(a) of the Exchange Act

       The following table sets forth certain information concerning directors and executive officers of the Company:

                                                             Term of Service   Term as
                                                             as an Officer     Director
Name                    Positions Held                       or Director       Expires
--------------          --------------                       ---------------   --------

Charles B. Benham       Vice President - Research            1981 to date      --
                          and Development
Mark S. Bohn(1)(3)      Director                             1981 to date      1998
Ronald C. Butz(2)       Vice President, Chief Operating      1984 to date      1998
                          Officer, Secretary and Director
James P. Samuels        Vice President - Finance,            1996 to date      --
                          Chief Financial Officer
Erich W. Tiepel(1)(3)   Director                             1983 to date      2000
Dennis L. Yakobson(4)   President, Chief Executive Officer,  1981 to date      1999
                          Director, and Chairman of the
                          Board
--------------------

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

  Option/SAR Exercises and Holdings

       The following table sets forth information with respect to the named executives, concerning the exercise of options and/or limited SARs during the last fiscal year and unexercised options and limited SARs held as of the end of the fiscal period for the twelve months ended September 30, 1997.

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

<F1>  Exercisable.

  Employment Contracts

       The Company employs Messrs. Yakobson, Benham and Butz pursuant to employment contracts that extend through March 31, 1999. Mr. Samuels and Mr. Livingston are employed pursuant to employment contracts that extend through December 31, 1998 and March 14, 2000, respectively. The contracts provide for annual cost of living adjustments.

       The contracts provide that the individuals will serve in their present capacities as officers, together with such duties, responsibilities and powers as the board of directors may reasonably specify. If the Company terminates employment early without cause, the contracts provide for severance pay for the remainder of the term or one year, which ever is more. The contracts impose obligations of confidentiality as well as covenants not to compete with the Company for three years following termination of employment for any reason whatsoever.

                                                        PAGE 32
  Option/SAR Repricings

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

Frank L. Livingston           Vice President and Manager,       40,000 of record             (3)
6000 W. 13th Avenue             Okon, Inc.                     (30,000 indirectly)(1)
Lakewood, CO 80214

James P. Samuels              Vice President - Finance,        127,500 of record             2.4%
1331 17th St., Suite 720        Chief Financial Officer       (579,500 indirectly(1)(4)
Denver, CO 80202

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

Mary H. Butz                  Shareholder                      369,432 of record             3.5%
711 Marion Street                                             (642,531 indirectly)(5)
Denver, CO 80218

All Directors and Executive    Officers and Directors         1,947,585 of record(2)        15.6%
Officers and a Group                                         (2,648,200 indirectly)         (6.6% of
                                                                                            record)
  (7 persons)

<F1>  Includes shares of common stock underlying presently exercisable stock options.
<F2>  Includes 369,432 shares of common stock held of record by his spouse as to which shares he denies beneficial ownership.
<F3>  Less than 1%.
<F4>  Includes shares of common stock underlying presently exercisable stock options and promissory note convertible into common stock.
<F5>  Includes 164,151 shares of common stock owned of record by her spouse and 488,380 shares subject to option to purchase by her spouse as to which shares she denies beneficial ownership.

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

                                 RENTECH, INC.


                                 (signature)
                                  ------------------------------------
  Date:  January 15, 1998        Dennis L. Yakobson, President


       In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                                 (signature)
                                  ------------------------------------
  Date:  January 15, 1998        Dennis L. Yakobson, President, Chief
                                 Executive Officer and Director


                                 (signature)
                                 ------------------------------------
  Date:  January 15, 1998        Ronald C. Butz, Chief Operating Officer,
                                 Vice President, Secretary and Director


                                 (signature)
                                 ------------------------------------
  Date:  January 15, 1998        James P. Samuels, Vice President
                                 - Finance, Chief Financial Officer


                                 (signature)
                                 ------------------------------------
  Date:  January 15, 1998        Mark S. Bohn, Director


                                 (signature)
                                 ------------------------------------
  Date:  January 15, 1998        Erich W. Tiepel, Director