Form 10QSB
period 1997-12-31
RENTECH INC /CO/
filed 1998-02-17
CIK 868725

PAGE 1



                 U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.   20549



                               FORM 10-QSB




  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended December 31, 1997

  [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
            For the transition period from              to

                       Commission File Number 0-19260


                              RENTECH, INC.
     (Exact name of small business issuer as specified in its charter)




  Colorado                                                84-0957421
  -------------------------------               --------------------
  (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                 Identification No.)


                          1331 17th Street, Suite 720
                            Denver, Colorado  80202
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

       The number of shares outstanding of each of the issuer's classes of common equity, as of December 31, 1997: common stock - 30,428,608.

      Transitional Small Business Disclosure Format (Check one) :
       Yes             No X

                             RENTECH, INC.


                       FORM 10-QSB QUARTERLY REPORT



                             Table of Contents


                      PART I - FINANCIAL INFORMATION

  Item 1.  Consolidated Financial Statements:

           Consolidated Balance Sheets as of December 31, 1997
           and September 30, 1997 . . . . . . . . . . . . . . . . .  3

           Consolidated Statements of Operations for the three
           months ended December 31, 1997 and December 31, 1996 . .  4

           Condensed Consolidated Statement of Stockholders'
           Equity for the three months ended December 31, 1997  . .  5

           Consolidated Statements of Cash Flows for the three
           months ended December 31, 1997 and December 31, 1996 . .  6

           Notes to the Consolidated Financial Statements . . . . .  7

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations. . . . . . . . . . .  9


                        PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings - None . . . . . . . . . . . . . . . . 13

  Item 2.  Change in Securities and Use of Proceeds . . . . . . . . 13

  Item 3.  Defaults Upon Senior Securities - None . . . . . . . . . 14

  Item 4.  Submission of Matters to a Vote of Security
           Holders - None . . . . . . . . . . . . . . . . . . . . . 14

  Item 5.  Other Information - None . . . . . . . . . . . . . . . . 14

  Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . 14

       (a) Exhibits - None

                                                     PAGE 3

                         RENTECH, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                                  December 31,  September 30,
                                                      1997          1997
                                                  (Unaudited)
                                                  -----------   -----------

ASSETS
Current Assets
  Cash and cash equivalents                       $   314,514    $  391,487
  Accounts receivable                                 155,767       150,911
  Inventories                                         107,934       107,151
  Prepaid expenses and other current assets            48,012        52,688
                                                   ----------    ----------
      Total Current Assets                            626,227       702,237
                                                   ----------    ----------
Property and equipment, net of accumulated
      depreciation of $139,629 and
      $126,774 as of December 31, 1997
      and September 30, 1997 respectively             170,074       172,863
                                                   ----------    ----------
Other Assets
  Licensed technology, net of accumulated
      amortization of $1,001,394 and $944,208
      as of December 31, 1997 and September 30,
      1997 respectively                             2,429,754     2,486,940
  Goodwill, net of accumulated amortization
      of $63,848 and $43,685 as of December 31,
      1997 and September 30,1997 respectively       1,145,867     1,166,030
  Synhytech plant held for sale                        99,500        99,500
  Accounts receivable                                 191,206       191,206
  Deposits and other                                   38,233        38,428
                                                   ----------    ----------
      Total Other Assets                            3,904,560     3,982,104
                                                   ----------    ----------
Total Assets                                       $4,700,861    $4,857,204
                                                   ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                 $  124,190    $  130,201
  Accrued liabilities                                 133,083       122,166
  Convertible notes payable                           620,500       560,500
  Current portion of long-term debt                   550,000       475,000
  Note payable, related party                          90,000        90,000
                                                   ----------    ----------
      Total Current Liabilities                     1,517,773     1,377,867
                                                   ----------    ----------
Long-term debt, net of current portion                 50,000       125,000
                                                   ----------    ----------
Commitments

Stockholders' Equity
  Preferred stock - $10 par value; 1,000,000
  shares authorized; none issued and
  outstanding
  Common stock - $.01 par value; 100,000,000
  shares authorized; 30,428,608 and 29,539,548
  shares issued and outstanding                       304,283       295,392
      Additional paid-in capital                   13,067,649    12,794,769
      Accumulated deficit                         (10,238,844)   (9,735,824)
                                                   ----------    ----------
      Total Stockholders' Equity                    3,133,088     3,354,337
                                                   ----------    ----------
Total Liabilities and Stockholders' Equity         $4,700,861    $4,857,204
                                                   ==========    ==========

See notes to the consolidated financial statements.


                           RENTECH, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                        Three Months Ended
                                            December 31,
                                      1997             1996
                                      ----             ----
REVENUES:
     Net sales                        $  402,167       $      -0-
                                      ----------       ----------
     Total Revenue                       402,167              -0-

COSTS OF SALES:
     Cost of sales                       172,300              -0-
                                      ----------       ----------
GROSS PROFIT                             229,867              -0-

EXPENSES:
     General and Administrative          569,822          195,324
     Depreciation and Amortization        90,204           63,510
                                      ----------       ----------
     Total Expenses                      660,026          258,834
                                      ----------       ----------
LOSS FROM OPERATIONS                    (430,159)        (258,834)
                                      ----------       ----------
OTHER INCOME (EXPENSE):
     Interest income                       2,470            1,294
     Interest expense                    (75,331)             -0-
                                      ----------       ----------
     Total Other Income (Expense)        (72,861)          (1,294)
                                      ----------       ----------
NET LOSS                              $ (503,020)      $ (257,540)
                                      ==========       ==========
Weighted average number
of shares outstanding                 29,995,612       14,975,116

Per Share Loss

     Basic and diluted                 $(0.02)          $(0.02)


  See notes to the consolidated financial statements.

                                                     PAGE 5

                         RENTECH, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
            FOR THE THREE MONTHS ENDED DECEMBER 31, 1997(Unaudited)



                                   Common Stock          Additional
                                              Par        Paid-In       Accumulated
                                 Shares       Value      Capital       Deficit
                                 ------       -----      -------       -------
Balances,
  September 30, 1997             29,539,548   $295,392   $12,794,769   $ (9,735,824)
  Common stock issued
      for cash                      829,060      8,291       227,859
  Common stock issued
   For interest expense on
   Convertible notes payable         60,000        600        45,021
  Net loss for the three
  months ended
  December 31, 1997                                                        (503,020)
                                 ----------   --------  -----------    -------------
Balances, December 31, 1997
(unaudited)                      30,428,608   $304,283  $13,067,649    $(10,238,844)
                                 ==========   ========  ===========    =============



  See notes to the consolidated financial statements.

                         RENTECH, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF CASH FLOWS
             For the Three Months Ended December 31, 1997 and 1996
                                  (Unaudited)
                                                      1997         1996
                                                      ----         ----
Operating Activities
   Net Loss                                           $(503,020)   $(257,540)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
     Depreciation and amortization                       90,204       63,510
     Interest paid with Common Stock                     45,621          -0-
   Changes in operating assets and liabilities:
     (Increase) Decrease in restricted cash                 -0-       25,000
     (Increase) Decrease in accounts receivables         (4,856)         -0-
     (Increase) Decrease in inventories                    (783)         -0-
     (Increase) Decrease in property tax receivable         -0-       71,813
     (Increase) Decrease in prepaids and
         other current assets                             4,676         (152)
     (Increase) Decrease in deposits and
     other assets                                           195          -0-
     Increase (Decrease) in accounts payable
      and other accrued expenses                          4,905      (38,242)
                                                      ---------    ---------
Net Cash Used in Operating Activities:                 (363,058)    (135,611)
                                                      ---------    ---------
Investing Activities
   Purchase of equipment                                (10,065)         -0-
   Investment in ITN                                        -0-      (25,000)
   Investment in Okon                                       -0-      (50,000)
   Receipts for deposits and other                          -0-          918
                                                      ---------    ---------
   Net Cash Used in Investing Activities:               (10,065)     (74,082)
                                                      ---------    ---------
Financing Activities
   Issuance of convertible notes payable                 60,000          -0-
   Issuance of common stock                             236,150          -0-
   Proceeds from stock subscription receivable              -0-       50,000
                                                      ---------    ---------
Net Cash Provided by Financing Activities               296,150       50,000
                                                      ---------    ---------
Decrease in Cash and Cash Equivalents                   (76,973)    (159,693)
Cash and Cash Equivalents,
   Beginning of Period                                  391,487      210,486
                                                      ---------    ---------
Cash and Cash Equivalents,
   End of Period                                      $ 314,514    $  50,793
                                                      =========    =========
See notes to consolidated financial statements.

                           RENTECH, INC. AND SUBSIDIARY
                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 December 31, 1997
                                    (Unaudited)

  1.    Basis of Presentation

          The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements included in the Company's September 30, 1997 annual report on Form 10-KSB. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 1997 are not necessarily indicative of the results that may be expected for the full fiscal year ending September 30, 1998. The financial statements are presented on an accrual basis.

  2.    Significant Accounting Policies

        Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Okon, Inc. ("Okon"). All significant intercompany accounts and transactions have been eliminated in consolidation. Okon, which was acquired in March 1997, is engaged in the business of manufacturing and selling water-based stains sealers and coatings.

        Inventories -Inventories which consist of water protection sealants, chemicals and packaging supplies, are recorded at the lower of cost (first-in, first-out) and market.

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

        Property and Equipment - Property and equipment is stated at cost and depreciated and amortized using the straight-line method over the estimated useful lives of the assets, which range from five to seven years, except for leasehold improvements which are amortized over the shorter of the useful life or the remaining lease term. Maintenance and repairs are expensed as incurred. Major renewals and improvements are capitalized and assets replaced are retired. When property and equipment are retired or otherwise disposed of, the asset and accumulated depreciation or amortization are removed from the accounts and the resulting profit or loss is reflected in income.

        Excess of Cost Over Net Assets Acquired - The excess of cost over net assets acquired, which relate to the acquisition of Okon, is being amortized over a 15 year period using the straight-line method.

        Long-Lived Assets - Long-lived assets, identifiable intangibles, and excess of costs over net assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected future cash flow from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized and measured using the asset's fair value.

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

        Net Income (Loss) Per Share - Statement of Financial Accounting Standards No. 128 provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of shares outstanding during the period. Diluted earning per share reflect the potential dilution of securities that could share in the earnings of the Company, similar to fully diluted earnings per share. Options and warrants are not considered in the computation of diluted earnings per share as their inclusion would be antidilutive.

  3.    Subsequent Events

        As of February 10, 1998, the Company has sold 200,000 shares of its preferred stock at $10 per share. The net proceeds were approximately $1,765,000. The preferred shares pay a dividend of 9% per year. The preferred shares are convertible by the shareholders over 18 months into common stock at the lesser of the average closing bid price of the common stock for the five trading days preceding the sale of preferred shares, or 82.5% of the average closing bid for the five days preceding conversion of the preferred stock into common stock. The contractual arrangements entitle the Company to sell up to an additional 800,000 shares on its preferred stock on these terms over a period of 18 months.

        While any shares of preferred stock are still outstanding, no dividend may be paid on the common stock unless the dividend on the preferred stock has been paid and no shares of common stock may be purchased or funds set aside for that purpose by the Company, except in amounts of less than $100,000 per year.

  4.    Recent Accounting Pronouncements

        In June 1997, FASB issued Statement of Financial Accounting Standard No.130 "Reporting Comprehensive Income" ("SFAS 130") and Statement of Financial Accounting Standard No.131 "Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 130 establishes standards for reporting and display of comprehensive, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distribution to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that displays with the same prominence as other financial statements. SFAS 131 supersedes Statement of Financial Accounting Standard No. 14 "Financial Reporting for Segments of a Business Enterprise." SFAS 131 establishes standards of the way the public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosure regarding products and services, geographical areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

        SFAS 130 and SFAS 131 are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Because of the recent issuance of these standards, management has been unable to fully evaluate the impact if any, the standards may have on future disclosures. Results of operations and financial position, however, will be unaffected by the implementation of these standards.


  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Results of Operations

        For the three months ended December 31, 1997 and 1996, the Company recorded losses of $503,020 and $257,540, respectively. The increase of approximately 95% for 1997 is primarily due to increases of $374,498 in general and administrative expenses, $26,694 in depreciation and amortization, and $75,331 in interest expense, which includes a non-cash interest charge of approximately $45,000 relating to discount on convertible notes payable. These increases are partially offset by $229,867 in gross profit from the operations of the Company's Okon subsidiary which was acquired in March 1997.

        Revenues of $402,167 were received during the three months ended December 31,1997 as net sales of water-based paints sealers and coatings by the Company's Okon subsidiary. The Company acquired Okon in March 1997. No revenues were received by the Company during the three months ended December 31, 1996.

        During the period ended December 31`,1997, cost of sales related to water-based paints, sealers and coatings was $172,300 as compared to no costs for the three months ended December 31,1996. This increase reflects the purchase of Okon in March 1997.

        Gross profit increased to $229,867 for the three month period ended December 31, 1997 compared to a gross profit of zero for the three month period ended December 31, 1996 because of the contribution of Okon which was acquired in March 1997.

        General and administrative expenses increased by 192% to $569,822 for the three month period ended December 31, 1997, compared to the same period in 1996. This increase of $374,498 is due to approximately $134,000 in expenses associated with Okon which were not included in the prior interim period, increased costs associated with public relations and increased salary and benefit costs.

        Depreciation and amortization increased for the three month period ended December 31, 1997 compared to the three months ended December 31,1996 primarily due to depreciation of Okon's equipment and amortization of goodwill acquired when Okon was purchased in March 1997.

        Loss from operations for the three month period ended December 31, 1997 was increased by 66% to a loss of $430,159 from the $258,834 loss reported for the comparable three month period of 1996.

        Interest income was higher during the first quarter of fiscal 1997 as compared to the same quarter of 1996 because of the Company's increase in cash on hand.

        Interest expense during the first quarter of fiscal 1997 was $75,331 compared to zero during the 1996 period due to interest charges relating to the addition of $1,310,500 in debt.


  Liquidity and Capital Resources

        At December 31, 1997, the Company had a working capital deficit of $891,546 as compared to a deficit of $675,630 at September 30, 1997. The $215,916 or 32% increase in the working capital deficit is due to the addition of $60,000 in convertible notes payable and to the ongoing losses from operations. $620,500 of the $1,260,500 in current portion of long-term debt is convertible into the Company's common stock at the Company's option if not converted by the shareholders by April 16,1998 and if the Company does not pay the debt in cash at that time.

        To achieve its stated plan to grow, diversify and acquire new businesses, the Company negotiated the placement of 200,000 shares of Series 1998-A Preferred Stock at $10.00 per share together with warrants to purchase 200,000 shares of Series 1998-B Preferred Stock and, at the option of the Company, up to an additional 600,000 shares of Series B Preferred Shares at $10.00 per share; or a commitment by the purchasers of up to $10,000,000 in the preferred stock. As of February 10,1998 the Company has sold 200,000 shares of its Series 1998-A Preferred Stock at $10 per share. The net proceeds were approximately $1,765,000. The Series 1998-A Preferred Stock pays a dividend of 9% per year and is convertible over 18 months into common stock at the lesser of the average closing bid price of the common stock for the five trading days preceding the sale of the preferred shares, or 82.5% of the average closing bid for the five trading days preceding the conversion of the preferred stock into common stock. The warrants provide for the purchasers, during the 18 months after purchase of the Series 1998-A Preferred Stock, to purchase, and the Company to sell, 200,000 shares of Series 1998-B

  Preferred Stock for $2,000,000 and provide the Company during the same period the option to sell to the purchasers an additional 600,000 shares of Series 1998-B Preferred Stock at $10.00 per share. The Company has no obligation to sell any of the 600,000 shares of the Series 1998-B Preferred Stock to the purchasers. The Company does not have to sell any of the 800,000 shares of Series 1998-B Preferred Stock to the purchasers if certain conditions occur, primarily related to volume and the price of the common stock in the market. The Company has no obligation to sell any of the 800,000 shares of Series 1998-B Preferred Stock if the average daily share price for the common stock for the 10 trading days prior to the sale is less than $1.00 per share. The Series 1998-B Preferred Stock pays a dividend of 9% per year and is convertible into common stock until December 31, 1999 at 82.5% of the average closing bid for the five trading days preceding the date of conversion.

        The Company expects to realize income during the next 15 months from its license granted for the plant at Arunachal Pradesh in India.
  The Company expects to receive license fees in the amount of $240,000, and additional fees for engineering services are expected though not yet under contract. Income from royalties associated with the India plant are not expected until after the completion of construction and startup and operation of the plant. Construction is not expected to be completed until the first part of 1999.

       The Company is discussing other proposals made by several energy companies, including Texaco Group, Inc. for exploitation of the Company's gas-to-liquids technology through licenses or other business ventures.
  No assurances can be made that these discussions will result in either business ventures or revenues to the Company.

       The Company has deferred tax assets with a 100% valuation allowance at December 31,1997 and September 30, 1997. Management is not able to determine if it is more likely than not that the deferred tax assets will be realized.

       The over-the-counter markets for securities such as the Company's Common Stock historically have experienced extreme price and volume fluctuations. These broad market fluctuations, variations in the Company's results of operations, and other economic and industry trends may adversely affect the market price of the Company's common stock. Although the common stock is listed for quotation on the NASDAQ SmallCap Market, there are no assurances that the common stock will meet the minimum bid price of $1.00 or other listing requirements. Accordingly there can be no assurance that the common stock will remain eligible for quotation on the SmallCap Market. In the event of ineligibility and delisting, the ability of shareholders to sell their stock and the value of the stock would be adversely affected.


  Analysis of Cash Flow

        As discussed under "Results of Operations," the Company had net losses during the first fiscal quarter of $503,020 in 1997 and $257,540 in 1996. The 1997 non-cash expenses include a $45,621 charge for interest on convertible notes payable. The period ended December 31,1997 includes depreciation on Okon's property and equipment and amortization of goodwill acquired when Okon was purchased in March 1997 which is not included in the comparable prior period.

        Operating assets and liabilities included no changes in restricted cash for the 1997 period as compared to a $25,000 decrease in the 1996 period.

        There was a $4,856 increase in accounts receivable during the first quarter of 1997 compared to no change during the 1996 period.

        The quarter ended December 31, 1997 reflects no change in property tax receivable compared to a $71,813 decrease for the same 1996 period. There was a $4,676 decrease in prepaids and other current assets during the first quarter of 1997 compared to a $152 decrease during the 1996 period.

        Accounts payable increased by $4,905 during the first fiscal quarter compared to a $38,242 decrease for the 1996 period.

        During the first quarter of fiscal 1997, $363,058 cash was used by operating activities compared to a net cash usage of $135,611 for the comparable quarter of 1996.

        The Company purchased $10,065 in equipment during the first quarter of fiscal 1997 compared to two investments totaling $75,000 during the 1995 period.

        The Company financed a portion of its activities by net proceeds of $60,000 from issuance of convertible notes payable and $236,150 from an issuance of its common stock during the 1997 period compared to $50,000 received from stock subscription receivable during the first quarter of fiscal 1996.

        Cash decreased during the first quarter of fiscal 1997 by $76,973 compared to a decrease of $159,693 for the comparable quarter of 1996. These changes decreased the ending cash balance to $314,514 at December 31, 1997 from $391,487 at September 30, 1997. The 1996 changes decreased the $210,486 September 30, 1996 balance to $50,793 at December 31, 1996.


  Recent Accounting Pronouncements

        In June 1997, FASB issued Statement of Financial Accounting Standard No.130 "Reporting Comprehensive Income" ("SFAS 130") and Statement of Financial Accounting Standard No.131 "Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 130 establishes standards for reporting and display of comprehensive, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distribution to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that displays with the same prominence as other financial statements. SFAS 131 supersedes Statement of Financial Accounting Standard No. 14 "Financial Reporting for Segments of a Business Enterprise." SFAS 131 establishes standards of the way the public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosure regarding products and services, geographical areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

        SFAS 130 and SFAS 131 are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Because of the recent issuance of these standards, management has been unable to fully evaluate the impact if any, the standards may have on future disclosures. Results of operations and financial position, however, will be unaffected by the implementation of these standards.


  Year 2000

       The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and is developing an implementation plan to resolve the issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company believes that, by converting to new software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems as so converted. If the Company uses any time-sensitive software in material operations (and management believes it does not), the Year 2000 problem could have a material adverse impact on the operations of the Company.



                           PART II - OTHER INFORMATION

  Item 1.    Legal Proceedings.  None.


  Item 2.    Change in Securities and Use of Proceeds.

        The following table shows information concerning all sales of the Company's equity securities sold by the Company during the period covered by this report that were not registered under the Securities Act of 1933, as amended.



                           Total                                              Exemptions
Date          Securities   Securities   Offering   Total         Class of     From
of Sale       Sold         Sold         Price      Commissions   Purchasers   Registration
-----------   ----------   ----------   --------   -----------   ----------   ------------

Oct 17,1997   Promissory   26           $620,000   63,050        Accredited   Rules 505,506,
              Notes                                              Investors    Section 4(6)
              convertible
              into common
              stock

  The promissory notes in the original principal balance of $620,500 are convertible into shares of Common Stock at $.33 per share until April 16, 1998. If not converted by the note holders by then, and if the Company does not pay the note in cash at that time, the note holders may convert their notes into Common Stock at 70% of the average closing bid price for the 5 days prior to conversion, not to exceed $.33 a share. The placement agent was Neidiger/Tucker/Bruner, Inc., Denver, Colorado. In addition to the placement fees paid in cash, the placement agent received a warrant, exercisable for 5 years, to purchase the Company's convertible promissory note in the amount of $58,500. The note is convertible, for 180 days from exercise of the warrant, at the same price and conversion terms as the other notes issued in the private placement.

       While any shares of preferred stock are still outstanding, no dividends may be paid on the common stock unless dividends on the preferred stock have been paid, and no shares of common stock may be purchased or funds set aside for that purpose by the Company except in amounts of less than $100,000 per year.


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

                                  RENTECH, INC.


  Dated: February 13, 1998   By:  (signature)
                                  --------------------------------
                                   Dennis L. Yakobson, President


  Dated: February 13, 1998   By:  (signature)
                                  --------------------------------
                                  James P. Samuels,
                                  Vice President-Finance
                                  and Chief Financial Officer