Form 10QSB
period 1998-03-31
RENTECH INC /CO/
filed 1998-05-15
CIK 868725

                 U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-QSB


  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 1998

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

                              Table of Contents

                        PART I - FINANCIAL INFORMATION
  Item 1.   Financial Statements:

            Consolidated Balance Sheets as of March 31, 1998
            and September 30, 1997                                    3

            Consolidated Statements of Operations for the
            three and six months ended March 31, 1998 and
            March 31, 1997                                            5

            Consolidated Statements of Stockholders' Equity for
            the six months ended March 31, 1998                       6

            Consolidated Statements of Cash Flows for the six
            months ended March 31, 1998 and March 31, 1997            7

            Consolidated Notes to the Financial Statements            8

  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                       9


                         PART II - OTHER INFORMATION

  Item 1.   Legal Proceedings - None.

  Item 2.   Change in Securities - None.

  Item 3.   Defaults Upon Senior Securities - None.

  Item 4.   Submission of Matters to a Vote of Security
            Holders - None.

  Item 5.   Other Information                                        13

  Item 6.   Exhibits and Reports on Form 8-K                         13

            (a)  Exhibits - None
            (b)  Reports on Form 8-K                                 13

                                    RENTECH, INC. AND SUBSIDIARY
                                  CONSOLIDATED BALANCE SHEETS

                                                       March 31,        September 30,
                                                       1998             1997
                                                       -----------      -----------
                                                       (unaudited)

ASSETS
Current Assets
     Cash and cash equivalents                         $   885,374      $   391,487
     Accounts receivable                                   256,939          150,911
     Inventories                                           109,717          107,151
     Prepaid expenses and other current assets             102,697           52,688
                                                       -----------      -----------
Total Current Assets                                     1,354,727          702,237
                                                       -----------      -----------
Property and Equipment, net of accumulated
  depreciation of $152,261 and $126,774 as of
  March 31, 1998 and September 30, 1997,
  respectively                                             164,937          172,863
                                                       -----------      -----------
Other Assets
     Licensed technology, net of accumulated amor-
       tization of $1,058,580 and $944,208 as of
       March 31, 1998 and September 30, 1997
       respectively                                      2,372,568        2,486,940
     Goodwill, net of accumulated amortization of
       $84,009 and $43,685 as of March 31, 1998 and
       September 30, 1997, respectively                  1,125,706        1,166,030
     Synhytech plant held for sale                          99,500           99,500
     Accounts receivable                                   191,206          191,206
     Deposits and other                                    204,939           38,428
                                                       -----------      -----------
Total Other Assets                                       4,029,919        3,982,104
                                                       -----------      -----------
Total Assets                                           $ 5,549,583      $ 4,857,204
                                                       ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable                                  $   221,674      $   130,201
     Accrued liabilities                                   138,227          122,166
     Convertible notes payable                             620,500          560,500
     Current portion of long-term debt                         -0-          475,000
     Note payable, related party                               -0-           90,000
                                                       -----------      -----------
Total Current Liabilities                                  980,401        1,377,867
                                                       -----------      -----------

Long term debt, net of current portion                         -0-          125,000
                                                       -----------      -----------

Commitments

Stockholders' Equity
     Preferred stock - $10 par value; 1,000,000
       shares authorized; 200,000 and no shares
       issued and outstanding                            2,000,000              -0-
     Common stock - $.01 par value; 100,000,000
       shares authorized; 31,556,134 and 29,539,548
       shares issued and outstanding                       315,559          259,392
     Additional paid-in capital                         13,057,624       12,794,769
     Accumulated deficit                               (10,804,001)      (9,735,824)
                                                       -----------      -----------
     Total Stockholders' Equity                          4,569,182        3,354,337
                                                       -----------      -----------
Total Liabilities and Stockholders' Equity             $ 5,549,583      $ 4,857,204
                                                       ===========      ===========

See notes to consolidated financial statements.

                                 RENTECH, INC. AND SUBSIDIARY
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (Unaudited)


                                       Three Months Ended          Six Months Ended
                                       ------------------          ----------------
                                            March 31,                   March 31,
                                       1998         1997          1998           1997
                                       ----         ----          ----           ----
REVENUES:
     Retail sales                      $ 393,182     $ 104,568    $   795,349    $   104,568
     Contract revenues                       -0-         5,249            -0-          5,249
                                       ---------     ---------    -----------    -----------

Total Revenues                           393,182       109,817        795,349        109,817
                                       ---------    ----------    -----------    -----------

COSTS OF SALES:
     Cost of sales                       197,634        37,811        368,834         37,811
                                       ---------    ----------    -----------    -----------
GROSS PROFIT                             195,548        72,006        426,515         72,006
                                       ---------    ----------    -----------    -----------

EXPENSES:
     General and administrative          603,227       229,324      1,182,180        494,648
     Depreciation and amortization        89,982        62,752        180,183        126,262
                                       ---------    ----------    -----------    -----------
Total Expenses                           693,209       362,076      1,362,363        620,910

LOSS FROM OPERATIONS                    (497,661)     (290,070)      (935,848)      (548,904)

OTHER INCOME (EXPENSE):
     Interest income                       4,469           200          6,939          1,494
     Interest expense                    (35,827)         (123)      (111,158)          (123)
     Total Other Income (Expense)        (31,358)           77       (104,219)         1,371

NET LOSS                                (529,019)     (289,993)    (1,040,067)      (547,533)

Dividend requirement on Preferred
  Stock                                   28,110       175,069         28,110        175,069
                                       ---------    ----------    -----------    -----------

LOSS APPLICABLE TO COMMON STOCK        $(557,129)   $ (465,062)   $(1,068,177)   $  (722,602)
                                       =========    ==========    ===========    ===========
Weighted average number
of shares outstanding                 31,008,405    16,152,126     30,496,444     15,552,092

Per Share
     Basic and diluted                    $(0.02)       $(0.03)        $(0.04)        $(0.05)



See notes to consolidated financial statements.

                                             RENTECH, INC. AND SUBSIDIARY
                                 CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                       FOR THE SIX MONTHS ENDED MARCH 31, 1998
                                                      (Unaudited)



                               Preferred Stock            Common Stock           Additional
                                          Par                         Par        Paid-In        Accumulated
                               Shares     Value         Shares        Value      Capital        Deficit
                               ------     -----         ------        -----      -------        -------
Balances,
  September 30, 1997              -0-           -0-     29,539,548    $295,392   $12,794,769    $  (9,735,824)

  Preferred Stock issued
    for cash(1)                200,000    $2,000,000                                (200,000)

  Common stock issued
    net of offering costs of
    $53,559 for cash                                     1,956,586      19,567       417,834

  Common stock issued
  for interest expense on
  convertible notes payable                                 60,000         600        45,021

  Dividend accrued on
    preferred stock                                                                                   (28,010)

  Net loss for the six
  months ended March 31,
  1998                                                                               (547,533)     (1,040,167)
                               -------    ----------    ----------    --------   -----------     ------------
Balances, March 31,
  1998
(unaudited)                    200,000    $2,000,000    16,705,616    $167,053   $10,813,706     $(10,804,001)
                               =======    ==========    ==========    ========   ===========     ============

(1)  Net of offering costs.































See notes to consolidated financial statements.

                                                               PAGE 6

                                 RENTECH, INC. AND SUBSIDIARY
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                       For the Six Months Ended March 31, 1998 and 1997
                                  (Unaudited)
                                                      1998                1997
                                                      ----                ----
Operating Activities
  Net                                                 $(1,040,067)        $  (547,533)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                         180,183             126,262
    Interest paid with Common Stock
  Changes in operating assets and liabilities:
    Decrease in restricted cash                               -0-              25,000
    (Increase) in accounts receivable                    (106,028)           (104,567)
    (Increase) Decrease in inventories                     (2,566)              8,533
    (Increase) Decrease in property tax receivable            -0-              71,813
    Decrease in prepaids and other current assets         (50,009)              2,316
    (Increase) in deposits and other assets                (2,511)                -0-
    Increase in accounts payable
      and other accrued expenses                           79,424             123,292
                                                      -----------         -----------
  Net Cash Used in Operating Activities:                 (895,953)           (294,884)

  Investing Activities
    Purchase of business                                      -0-          (1,060,269)
    Purchase of equipment                                 (17,561)            (12,351)
    Receipts for deposits and other                           -0-             (17,724)
    Investment in ITN                                    (200,000)                -0-
                                                       ----------         -----------
  Net Cash Used in Investing Activities:                 (217,561)         (1,090,344)
                                                       ----------         -----------
  Financing Activities
    Proceeds from convertible notes payable                60,000                 -0-
    Repayment of notes payable                           (690,000)                -0-
    Proceeds from issuance of preferred stock           1,800,000           1,105,215
    Proceeds from issuance of common stock                490,960             137,644
    Payment for offering costs                            (53,559)                -0-
    Proceeds from stock subscription receivable               -0-              50,000
                                                      -----------         -----------

  Net Cash Provided by Financing Activities             1,607,401           1,292,859
                                                       ----------         -----------
  Increase (Decrease) in Cash and Cash Equivalents        493,887             (92,349)

  Cash and Cash Equivalents,
    Beginning of Period                                   391,487             210,486
                                                       ----------         -----------
  Cash and Cash Equivalents,
    End of Period                                      $  885,374         $   118,137
                                                       ==========         ===========

See notes to consolidated financial statements.

                        RENTECH, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 1998
                                 (Unaudited)

  1.  Basis of Presentation

       The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements included in the Company's September 30, 1997 annual report on Form 10-KSB. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 31, 1997 are not necessarily indicative of the results that may be expected for the full fiscal year ending September 30, 1998. The financial statements are presented on an accrual basis.


  2.  Significant Accounting Policies

       Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Okon, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation. Okon, Inc. which was acquired in March 1997, is engaged in the business of manufacturing and selling water-based stains, sealers and coatings.

       Inventories - Inventories which consist of water protection sealants, chemicals and packaging supplies, are recorded at the lower of cost (first-in, first-out) and market.

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

       Property and Equipment - Property and Equipment is stated at cost and depreciated and amortized using the straight-line method over the estimated useful lives of the assets, which range from five to seven years except for leasehold improvements which are amortized over the shorter of the useful life or the remaining lease term. Maintenance and repairs are expensed as incurred. Major renewals and improvements are capitalized and assets replaced are retired. When property and equipment are retired or otherwise disposed of, the asset and accumulated depreciation or amortization are removed from the accounts and the resulting profit or loss is reflected in income.

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

       Sales of water-based stains, sealers and coatings are recognized when the goods are shipped to the customers.

       Research and Development Costs - Research and development costs are charged to expense as incurred.

       Net Income (Loss) Per Share - Statement of Financial Accounting Standards No. 128 provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of shares outstanding during the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company, similar to fully diluted earnings per share. Options and warrants are not considered in the computation of diluted earnings per share as their inclusion would be antidilutive.


  3.  Subsequent Events

       In April 1998 the Company converted $620,500 of its 10% Convertible Subordinated Promissory Notes ("Notes") into common shares, thereby eliminating the last of the Company's existing debt. On May 8, 1998 the Company paid the note holders a total of $31,025 as interest due on the Notes. The note holders received 2,500,801 shares of the $ .01 par value common stock of the Company on conversion of the Notes, all in accordance with the terms of the 1997 Private Placement. Additionally, the brokerage firm of Neidiger/Tucker/Bruner, Inc. exercised Warrants received in the 1997 Private Placement of the Notes for 233,959 shares of the $.01 par value common stock of the Company for which the Company received $77,206.

       On April 7, 1998 the Company issued 66,000 shares of its $.01 par value common stock to Global Relations Services, Inc. ("Global") in exchange for public relations services.

       On May 6, 1998 the Company and ITN Energy Systems, Inc. formed a venture to design, develop and manufacture active and passive Radio Frequency Identification Tags ("RFID Tags") which have a wide range of applications. This opportunity utilizes thin-film deposition technology developed by ITN Energy Systems, Inc.

       In April 1998 the Company retained the research and investment banking firm of Howard, Weil, Labouisse, Friedrichs Inc. of Houston, Texas and New Orleans, Louisiana to provide consulting services.


  4.  Recent Accounting Pronouncements

       In June 1997, FASB issued Statement of Financial Accounting Standard No. 130 "Reporting Comprehensive Income" ("SFAS 130") and Statement of Financial Accounting Standard No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distribution to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that displays with the same prominence as other financial statements. SFAS 131 supersedes Statement of Financial Accounting Standards No. 14 "Financial Reporting for Segments of a Business Enterprise." SFAS 131 establishes standards of the way the public companies report information about operating segments in annual financial statements issued to the public. It also establishes standards for disclosure regarding products and services, geographical areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

       SFAS 130 and SFAS 131 are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Because of the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, the standards may have on future disclosures.
  Results of operations and financial position, however, will be unaffected by the implementation of these standards.

       In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" which standardizes the disclosure requirements for pensions and other postretirement benefits and requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. SFAS No. 132 is effective for years beginning after December 15, 1997 and requires comparative information for earlier years to be re stated, unless such information is not readily available. Management believes the adoption of this statement will have no material impact on the Company's financial statements.


  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Results of Operations

       For the three and six months ended March 31, 1998 the Company recorded losses of $529,019 and $1,040,067, compared to net losses of $289,993 and $547,333 for the comparable periods in 1997. The increase for 1998 is primarily due to increases in general and administrative expense, which includes a non-cash interest charge of approximately $45,000 relating to discount on convertible notes payable. These increases are partially offset by profit from the operations of the Company's Okon subsidiary which was acquired in March 1997.

       Revenues of $393,182 and $795,349 were recognized during the three months and six months ended March 31, 1998 from net sales of water-based paints, sealers and coatings by the Company's Okon subsidiary. Revenues of $109,817 were recognized by the Company during the three months and six months ended March 31, 1997. The Company acquired Okon in March 1997.

       During the three and six months ended March 31, 1998, cost of sales related to water-based paints, sealers and coatings was $197,634 and $368,834 as compared to $37,81 for the three and six months ended March 31, 1997 because of the contribution of Okon which was acquired in March 1997.

       Gross profit increased to $195,548 and $426,515 for the three month and six month periods ended March 31, 1998 compared to a gross profit of $72,006 for the three month and six month period ended March 31, 1997 because of the contribution of Okon which was acquired in March 1997.

       General and administrative expenses increased to $603,227 and $1,182,180 for the three month and six month period ended March 31, 1998, compared to $299,324 and $494,648 for the same periods in 1997. This increase is due to expenses associated with Okon which were not included in the prior periods, interest costs on $1,310,500 debt which was not included in the prior period, increased costs associated with public relations and increased salary and benefit costs.

       Depreciation and amortization increased for the three month and six month periods ended March 31, 1998 compared to the three months and six months ended March 31, 1997, primarily due to depreciation of Okon's equipment and amortization of goodwill acquired when Okon was purchased in March 1997.

       Loss from operations for the three month and six month periods ended March 31, 1998 increased to $497,661 and $935,848 from losses of $290,070 and $548,904 reported for the comparable periods in 1997. The $207,591 increase in loss from operations for the three months ended March 31, 1998 compared to the same period ended in 1997 primarily reflects the increase of $303,903 in general and administrative expenses and the increase of $159,823 in cost of sales and the increase of $27,230 in depreciation and amortization, which were only partially offset by the increase in total revenues of $283,365. The $386,944 increase in loss from operations for the six-month period ended March 31, 1998 compared to the same period ended in 1997 primarily reflects the increase of $687,532 in general and administrative expenses and the increase of $331,023 in cost of sales and the increase of $53,921 in depreciation and amortization, were only partially offset by the increase in total revenues of $685,532.

       Interest income was higher during the three month and six month periods ended March 31, 1998 as compared to the same periods of 1997 because of the Company's increase in cash on hand.

       Interest expense during the three month and six month periods ended March 31, 1998 was $35,827 and $111,158 compared to $123 during comparable 1997 periods due to interest charges relating to the addition of $1,310,500 in debt.

  Liquidity and Capital Resources

       At March 31, 1998, the Company had working capital of $374,326 as compared to a working capital deficit of $675,630 at September 30, 1997. The $1,049,956 increase in working capital is due to the net proceeds of preferred stock issued for $1,800,000 in cash, net proceeds of common stock issued for $437,401 and the net proceeds of an additional $60,000 in convertible notes payable, less the repayment of notes payable in the amount of $690,000, as well as to the ongoing losses from operations. The convertible notes payable of $620,500 are convertible into the Company's common stock at the Company's option if not converted by the shareholders by April 16, 1998 and if the Company does not pay the debt in cash at that time. The Company paid these notes payable in April 1998.

       To achieve its stated plan to grow, diversify and acquire new businesses, the Company negotiated the placement of 200,000 shares of Series A Preferred Stock at $10.00 per share together with warrants to purchase 200,000 shares of Series B Preferred Stock and, at the option of the Company, up to an additional 600,000 shares of Series B Preferred Shares at $10.00 per share; or a commitment by the purchase of up to $10,000,000. As of March 31, 1998 the Company has sold 200,000 shares of its Series A Preferred Stock at $10 per share. The net proceeds were $1,800,000. The Series A Preferred Stock pays a dividend of 9% per year and is convertible over 18 months into common stock at the lesser of the average closing bid price of the common stock for the five trading days preceding the sale of preferred shares, or 82.5% of the average closing bid for the five trading days preceding the conversion of the Series A Preferred Stock into common stock. The warrants provide for the purchasers, during the 18 months after purchase of the Series A Preferred Stock, to purchase, and the Company to sell, 200,000 shares of Series B Preferred Stock for an additional $2,000,000 and provide the Company during the same period the option to sell to the purchasers an additional 600,000 shares of Series B Preferred Stock at $10.00 per share. The Company has no obligation to sell any of the 600,000 shares of the Series B Preferred Stock to the purchasers. The Company does not have to sell any of the 800,000 shares of Series B Preferred Stock to the purchasers if certain conditions occur, primarily related to volume and the price of the common stock in the market. The Company has no obligation to sell any of the 800,000 shares of Series B Preferred Stock if the average daily share price for the common stock for the 10 trading days prior to the sale is less than $1.00 per share. The Series B Preferred Stock pays a dividend of 9% per year and is convertible into common stock until December 31, 1999 at 82.5% of the average closing bid for the five trading days preceding the date of conversion.

       The Company expects to realize income during the next 12 months from its license granted for the plant at Arunachal Pradesh in India. The Company expects to receive license fees in the amount of $240,000, and additional fees for engineering services are expected though not yet under contract. Income from royalties associated with the India plant are not expected until after the completion of construction and startup and operation of the plant. Construction is not expected to be completed until the first part of 1999.

       The Company is discussing other proposals made by several energy companies, including Texaco Group, Inc. for exploitation of the Company's gas-to-liquids technology through licenses or other business ventures.
  No assurances can be made that these discussions will result in either business ventures or revenues to the Company.

       The Company has deferred tax assets with a 100% valuation allowance at March 31, 1998 and September 30, 1997. Management is not able to determine if it is more likely than not that the deferred tax assets will be realized.

       The over-the-counter markets for securities such as the Company's Common Stock historically have experienced extreme price and volume fluctuations. These broad market fluctuations, variations in the Company's results of operations, and other economic and industry trends may adversely affect the market price of the Company's common stock. Although the common stock is listed for quotation on the NASDAQ SmallCap Market, there are no assurances that the common stock will meet the minimum bid price of $1 or other listing requirements. Accordingly there can be no assurance that the common stock will remain eligible for quotation on the SmallCap Market. In the event of ineligibility and delisting, the ability of shareholders to sell their stock and the value of the stock would be adversely affected.


  Analysis of Cash Flow

       As discussed under "Results of Operations," the Company had net losses of $1,040,067 and $547,533 respectively for the six months ended March 31, 1998 and 1997. The 1998 non-cash expenses include a $45,621 charge for interest on convertible notes payable satisfied with the issuance of stock. The period ended March 31, 1998 includes depreciation on Okon's equipment and amortization of goodwill acquired when Okon was purchased in March 1997 which is not included in the comparable prior period.

       Operating assets and liabilities included no changes in restricted cash for the 1998 period as compared to a $25,000 decrease in the 1997 period.

       There was a $106,028 increase in accounts receivable during the six months ended March 31, 1998 compared to a $104,567 increase during the comparable 1997 period.

       The first fiscal half reflects no change in property tax receivable compared to a $71,813 decrease for the 1997 period. There was a $50,009 increase in prepaids and other current assets during the six month period ended March 31, 1998 compared to a decrease of $2,316 during the comparable 1997 period.

       Deposits and other assets increased by $2,511 during the first fiscal half compared to no change for the comparable 1997 period.

       Accounts payable increased by $79,424 during the six months ended March 31, 1998 compared to a $123,292 increase for the comparable 1997 period.

       During the first half of fiscal 1998, $895,953 cash was used by operating activities compared to a net cash usage of $294,864 for the comparable period of 1997.

       The Company purchased $17,561 in equipment during the first half of fiscal 1997 compared to purchases of $12,351 during the comparable 1998 period. During March the Company invested $200,000 with ITN/ES as an initial payment regarding a joint venture as described in the subsequent event section.

       The Company financed a portion of its activities by net proceeds of $60,000 from issuance of convertible notes payable, net proceeds of $1,800,000 from issuance of $2,000,000 in preferred stock and $490,960 from an issuance of its common stock during the 1998 period compared to proceeds of $1,105,215 from preferred stock and $137,644 from common stock during comparable periods in 1997.

       Cash increased during the first half of fiscal 1988 by $493,887 compared to a decrease of $92,349 for the comparable periods of 1997. These changes increased the ending cash balance to $885,374 at March 31, 1998 from $391,487 at September 30, 1997. The 1997 changes decreased the $210,486 September 30, 1996 balance to $118,137 at March 31, 1997.

  Recent Accounting Pronouncements

       In June 1997, FASB issued Statement of Financial Accounting Standard No. 130 "Reporting Comprehensive Income" ("SFAS 130") and Statement of Financial Accounting Standard No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distribution to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that displays with the same prominence as other financial statements. SFAS 131 supersedes Statement of Financial Accounting Standard No. 14 "Financial Reporting for Segments of a Business Enterprise." SFAS 131 establishes standards of the way the public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosure regarding products and services, geographical areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

       SFAS 130 and SFAS 131 are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Because of the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, the standards may have on future disclosures.
  Results of operations and financial position, however, will be unaffected by the implementation of these standards.

       In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" which standardizes the disclosure requirements for pensions and other postretirement benefits and requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. SFAS No. 132 is effective for years beginning after December 15, 1997 and requires comparative information for earlier years to be restated, unless such information is not readily available. Management believes the adoption of this statement will have no material impact on the Company's financial statements.

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


                                 Total                                                Exemptions
Date             Securities      Securities   Offering    Total         Class of      From
of Sale          Sold            Sold         Price       Commissions   Purchasers    Registration
-------          ----------      ----------   --------    -----------   ----------    ------------
Oct. 17, 1997    Promissory      26           $620,000    63,050        Accredited    Rules 505, 506
                 Notes                                                  Investors     Section 4(6)
                 convertible
                 into common
                 stock

       The promissory notes in the original principal balance of $620,500 are convertible into shares of Common Stock at $.33 per share until April 16, 1998. If not covered by the note holders by then, and if the Company does not pay the note in cash at that time, the note holders may convert their notes into Common Stock at 70% of the average closing bid price for the 5 days prior to conversion, not to exceed $.33 a share. The placement agent was Neidiger/Tucker/Bruner, Inc., Denver, Colorado. In addition to the placement fees paid in cash, the placement agent received a warrant, exercisable for 5 years, to purchase the Company's convertible promissory note in the amount of $58,500. The note is convertible, for 180 days from exercise of the warrant, at the same price and conversion terms as the other notes issued in the private placement.

  Item 3.  Defaults Upon Senior Securities.  None.

  Item 4.  Submission of Matters to a Vote of Security Holders.  None.

  Item 5.  Other Information.  None.

  Item 6.  Exhibits and Reports on Form 8-K.

           (a)  Exhibits.  None.

                                 SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               RENTECH, INC.



  Dated: May 14, 1998     By:   (Signature)
                               -----------------------------------------
                               James P. Samuels, Vice President-Finance
                               and Chief Financial Officer