Form 10QSB/A
period 1997-06-30
RENTECH INC /CO/
filed 1998-06-02
CIK 868725

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

       The number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 1998: common stock - 31,556,134.

                                    RENTECH, INC. AND SUBSIDIARY
                                  CONSOLIDATED BALANCE SHEETS

                                                       March 31,        September 30,
                                                       1998             1997
                                                       -----------      -----------
                                                       (unaudited)

ASSETS
Current Assets
     Cash and cash equivalents                         $   885,374      $   391,487
     Accounts receivable                                   256,939          150,911
     Inventories                                           109,717          107,151
     Prepaid expenses and other current assets             102,697           52,688
                                                       -----------      -----------
Total Current Assets                                     1,354,727          702,237
                                                       -----------      -----------
Property and Equipment, net of accumulated
  depreciation of $152,261 and $126,774 as of
  March 31, 1998 and September 30, 1997,
  respectively                                             164,937          172,863
                                                       -----------      -----------
Other Assets
     Licensed technology, net of accumulated amor-
       tization of $1,058,580 and $944,208 as of
       March 31, 1998 and September 30, 1997
       respectively                                      2,372,568        2,486,940
     Goodwill, net of accumulated amortization of
       $84,009 and $43,685 as of March 31, 1998 and
       September 30, 1997, respectively                  1,125,706        1,166,030
     Synhytech plant held for sale                          99,500           99,500
     Accounts receivable                                   191,206          191,206
     Deposits and other                                    240,939           38,428
                                                       -----------      -----------
Total Other Assets                                       4,029,919        3,982,104
                                                       -----------      -----------
Total Assets                                           $ 5,549,583      $ 4,857,204
                                                       ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable                                  $   221,674      $   130,201
     Accrued liabilities                                   138,227          122,166
     Convertible notes payable                             620,500          560,500
     Current portion of long-term debt                         -0-          475,000
     Note payable, related party                               -0-           90,000
                                                       -----------      -----------
Total Current Liabilities                                  980,401        1,377,867
                                                       -----------      -----------

Long term debt, net of current portion                         -0-          125,000
                                                       -----------      -----------

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

                                 RENTECH, INC. AND SUBSIDIARY
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (Unaudited)


                                       Three Months Ended          Six Months Ended
                                       ------------------          ----------------
                                            March 31,                   March 31,
                                       1998         1997          1998           1997
                                       ----         ----          ----           ----
REVENUES:
     Retail sales                      $ 393,182     $ 104,568    $   795,349    $   104,568
     Contract revenues                       -0-         5,249            -0-          5,249
                                       ---------     ---------    -----------    -----------

Total Revenues                           393,182       109,817        795,349        109,817
                                       ---------    ----------    -----------    -----------

COSTS OF SALES:
     Cost of sales                       197,634        37,811        368,834         37,811
                                       ---------    ----------    -----------    -----------
GROSS PROFIT                             195,548        72,006        426,515         72,006
                                       ---------    ----------    -----------    -----------

EXPENSES:
     General and administrative          603,227       299,324      1,182,180        494,648
     Depreciation and amortization        89,982        62,752        180,183        126,262
                                       ---------    ----------    -----------    -----------
Total Expenses                           693,209       362,076      1,362,363        620,910

LOSS FROM OPERATIONS                    (497,661)     (290,070)      (935,848)      (548,904)

OTHER INCOME (EXPENSE):
     Interest income                       4,469           200          6,939          1,494
     Interest expense                    (35,827)         (123)      (111,158)          (123)
                                       ---------    ----------    -----------    -----------
     Total Other Income (Expense)        (31,358)           77       (104,219)         1,371
                                       ---------    ----------    -----------    -----------

NET LOSS                                (529,019)     (289,993)    (1,040,067)      (547,533)

Dividend requirement on Preferred
  Stock                                   28,110       175,069         28,110        175,069
                                       ---------    ----------    -----------    -----------

LOSS APPLICABLE TO COMMON STOCK        $(557,129)   $ (465,062)   $(1,068,177)   $  (722,602)
                                       =========    ==========    ===========    ===========
Weighted average number
of shares outstanding                 31,008,405    16,152,126     30,496,444     15,552,092

Per Share
     Basic and diluted                    $(0.02)       $(0.03)        $(0.04)        $(0.05)


See notes to consolidated financial statements.

                                             RENTECH, INC. AND SUBSIDIARY
                                 CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                       FOR THE SIX MONTHS ENDED MARCH 31, 1998
                                                      (Unaudited)



                               Preferred Stock            Common Stock           Additional
                                          Par                         Par        Paid-In        Accumulated
                               Shares     Value         Shares        Value      Capital        Deficit
                               ------     -----         ------        -----      -------        -------
Balances,
  September 30, 1997              -0-           -0-     29,539,548    $295,392   $12,794,769    $  (9,735,824)

  Preferred Stock issued
    for cash(1)                200,000    $2,000,000                                (200,000)

  Common stock issued
    net of offering costs of
    $53,559 for cash                                     1,956,586      19,567       417,834

  Common stock issued
  for interest expense on
  convertible notes payable                                 60,000         600        45,021

  Dividend accrued on
    preferred stock                                                                                   (28,110)

  Net loss for the six
  months ended March 31,
  1998                                                                                             (1,040,067)
                               -------    ----------    ----------    --------   -----------     ------------
Balances, March 31,
  1998
(unaudited)                    200,000    $2,000,000    31,556,134    $315,559   $13,057,624     $(10,804,001)
                               =======    ==========    ==========    ========   ===========     ============

(1)  Net of offering costs.































See notes to consolidated financial statements.

                                                               PAGE 5

                                 RENTECH, INC. AND SUBSIDIARY
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                       For the Six Months Ended March 31, 1998 and 1997
                                  (Unaudited)
                                                      1998                1997
                                                      ----                ----
Operating Activities
  Net                                                 $(1,040,067)        $  (547,533)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                         180,183             126,262
    Interest paid with Common Stock                        45,621                 -0-
  Changes in operating assets and liabilities:
    Decrease in restricted cash                               -0-              25,000
    (Increase) in accounts receivable                    (106,028)           (104,567)
    (Increase) Decrease in inventories                     (2,566)              8,533
    (Increase) Decrease in property tax receivable            -0-              71,813
    Decrease in prepaids and other current assets         (50,009)              2,316
    (Increase) in deposits and other assets                (2,511)                -0-
    Increase in accounts payable
      and other accrued expenses                           79,424             123,292
                                                      -----------         -----------
  Net Cash Used in Operating Activities:                 (895,953)           (294,884)

  Investing Activities
    Purchase of business                                      -0-          (1,060,269)
    Purchase of equipment                                 (17,561)            (12,351)
    Receipts for deposits and other                           -0-             (17,724)
    Investment in ITN                                    (200,000)                -0-
                                                       ----------         -----------
  Net Cash Used in Investing Activities:                 (217,561)         (1,090,344)
                                                       ----------         -----------
  Financing Activities
    Proceeds from convertible notes payable                60,000                 -0-
    Repayment of notes payable                           (690,000)                -0-
    Proceeds from issuance of preferred stock           1,800,000           1,105,215
    Proceeds from issuance of common stock                490,960             137,644
    Payment for offering costs                            (53,559)                -0-
    Proceeds from stock subscription receivable               -0-              50,000
                                                      -----------         -----------

  Net Cash Provided by Financing Activities             1,607,401           1,292,859
                                                       ----------         -----------
  Increase (Decrease) in Cash and Cash Equivalents        493,887             (92,349)

  Cash and Cash Equivalents,
    Beginning of Period                                   391,487             210,486
                                                       ----------         -----------
  Cash and Cash Equivalents,
    End of Period                                      $  885,374         $   118,137
                                                       ==========         ===========

See notes to consolidated financial statements.

                        RENTECH, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 1998
                                 (Unaudited)

  1.  Basis of Presentation

       The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements included in the Company's September 30, 1997 annual report on Form 10-KSB. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the full fiscal year ending September 30, 1998. The financial statements are presented on an accrual basis.


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

       During the three and six months ended March 31, 1998, cost of sales related to water-based paints, sealers and coatings was $197,634 and $368,834 as compared to $37,811 for the three and six months ended March 31, 1997 because of the contribution of Okon which was acquired in March 1997.

       Gross profit increased to $195,548 and $426,515 for the three month and six month periods ended March 31, 1998 compared to a gross profit of $72,006 for the three month and six month period ended March 31, 1997 because of the contribution of Okon which was acquired in March 1997.

       General and administrative expenses increased to $603,227 and $1,182,180 for the three month and six month period ended March 31, 1998, compared to $299,324 and $494,648 for the same periods in 1997. This increase is due to expenses associated with Okon which were not included in the prior periods, increased costs associated with public relations and increased salary and benefit costs.

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


  Analysis of Cash Flow

       As discussed under "Results of Operations," the Company had net losses of $1,040,067 and $547,533 respectively for the six months ended March 31, 1998 and 1997. The 1998 non-cash expenses include a $45,621 charge for interest on convertible notes payable satisfied with the issuance of common stock. The period ended March 31, 1998 includes depreciation on Okon's equipment and amortization of goodwill acquired when Okon was purchased in March 1997 which is not included in the comparable prior period.

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

       The Company purchased $17,561 in equipment during the first half of fiscal 1998 compared to purchases of $12,351 during the comparable 1997 period. During March the Company invested $200,000 with ITN/ES as an initial payment regarding a joint venture as described in the subsequent event section.

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

                               RENTECH, INC.



  Dated: June 1, 1998     By:   (Signature)
                               -----------------------------------------
                               James P. Samuels, Vice President-Finance
                               and Chief Financial Officer