Form 10QSB/A
period 1997-06-30
RENTECH INC /CO/
filed 1998-07-02
CIK 868725

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


       Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
  Yes   X.  No   .

       The number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 1998: common stock - 31,556,134.

  RENTECH, INC. AND SUBSIDIARY
  Consolidated Balance Sheets

                                                   March 31,       September 30,
                                                     1998             1997
                                                   (Unaudited)
Assets

Current Assets
  Cash and cash equivalents                        $    885,374    $     391,487
  Accounts receivable                                   256,939          150,911
  Inventories                                           109,717          107,151
  Prepaid expenses and other current assets             102,697           52,688
--------------------------------------------------------------------------------
Total Current Assets                                  1,354,727          702,237
--------------------------------------------------------------------------------

Property and equipment
  Property and equipment, net of accumulated
     depreciation of $152,261 and $126,774 as of
     March 31, 1998 and September 30, 1997
      respectively                                      164,937          172,863
--------------------------------------------------------------------------------

Other Assets
  Licensed technology, net of accumulated
     amortization of $1,058,580 and $944,208 as of
     March 31, 1998 and September 30, 1997
     respectively                                     2,372,568        2,486,940
  Goodwill, net of accumulated amortization
     of $84,009 and $43,685 as of March 31,
     1998 and September 30,1997 respectively          1,125,706        1,166,030
  Synhytech plant held for sale                          99,500           99,500
  Accounts receivable                                   191,206          191,206
  Deposits and other                                    240,939           38,428
--------------------------------------------------------------------------------
Total Other Assets                                    4,029,919        3,982,104
--------------------------------------------------------------------------------

Total Assets                                       $  5,549,583      $ 4,857,204
================================================================================

Liabilities and Stockholders' Equity

Current Liabilities
  Accounts payable                                 $    221,674     $    130,201
  Accrued liabilities                                   138,227          122,166
  Convertible notes payable                             620,500          560,500
  Current portion of long-term debt                         -0-          475,000
  Note payable, related party                               -0-           90,000
--------------------------------------------------------------------------------
Total Current Liabilities                               980,401        1,377,867
--------------------------------------------------------------------------------
Long-term debt, net of current portion                      -0-          125,000
--------------------------------------------------------------------------------
Total liabilities                                       980,401        1,502,867
--------------------------------------------------------------------------------
Commitments

Stockholders' Equity
  Preferred stock - $10 par value; 1,000,000
     shares authorized; 200,000 and no shares
     issued and outstanding                           2,000,000              -0-
  Common stock - $.01 par value; 100,000,000
    shares authorized; 31,556,134 and 29,539,548
    shares issued and outstanding                       315,559          295,392
  Additional paid-in capital                         13,257,624       12,794,769
  Accumulated deficit                               (11,004,001)      (9,735,824)
--------------------------------------------------------------------------------
  Total Stockholders' Equity                          4,569,182        3,354,337
--------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity         $  5,549,583      $ 4,857,204
================================================================================


See notes to the consolidated financial statements.

RENTECH, INC. AND SUBSIDIARY
Consolidated Statements of Operations (Unaudited)

                                     Three Months Ended        Six Months Ended
                                          March 31,                 March 31,
                                       1998         1997         1998           1997
-------------------------------------------------------------------------------
Revenues:
  Net sales                       $   393,182   $    104,568    $   795,349   $   104,568
  Contract revenues                       -0-          5,249            -0-         5,249
-----------------------------------------------------------------------------------------

Total Revenues                        393,182        109,817        795,349       109,817

Costs of sales:
  Cost of sales                       196,534         37,811        368,834        37,811
-----------------------------------------------------------------------------------------

Gross profit                          196,648         72,006        426,515        72,006

Expenses:
  General and administrative          612,358        299,324      1,182,180       494,648
  Depreciation and amortization        89,979         62,752        180,183       126,262
-----------------------------------------------------------------------------------------
Total Expenses                        702,337        362,076      1,362,363       620,910
-----------------------------------------------------------------------------------------
Loss from operations                 (505,689)      (290,070)      (935,848)     (548,904)

Other income (expense):
  Interest income                       4,469            200          6,939         1,494
  Interest expense                    (35,827)          (123)      (111,158)         (123)
-----------------------------------------------------------------------------------------

Total Other Income (Expense)          (31,358)            77       (104,219)        1,371
-----------------------------------------------------------------------------------------

Net loss                             (537,047)      (289,993)    (1,040,067)     (547,533)
-----------------------------------------------------------------------------------------

Dividend requirement on
  Preferred Stock                     228,110        175,069        228,110       175,069
----------------------------------------------------------------------------------------

Loss applicable to common stock    $ (765,157)   $  (465,062)   $(1,268,177)  $  (722,602)
-----------------------------------------------------------------------------------------

Weighted average number
of shares outstanding - basic      31,008,405     16,152,126     30,496,444    15,552,092

Diluted                            32,290,794     16,152,126     31,768,393    15,552,092
-----------------------------------------------------------------------------------------

Per Share
  Basic and diluted                   $(0.02)      $(0.03)      $(0.04)          $(0.05)

=========================================================================================
See notes to the consolidated financial statements.

                                                               PAGE 4
RENTECH, INC. AND SUBSIDIARY
Condensed Consolidated Statement of Stockholders' Equity

For the Six Months ended March 31, 1998 (Unaudited)

                               Preferred Stock     Common Stock           Additional
                                      Par                       Par        Paid-in        Accumulated
                             Shares   Value       Shares        Value      Capital        Deficit
------------------------------------------------------------------------------------------------------

Balances,
 September 30, 1997          -0-      $      -0-    29,539,548   $295,392   $12,794,769   $ (9,735,824)
Preferred stock issued
 for cash net of offering
 costs of $200,000           200,000   2,000,000                               (200,000)
Common stock issued,
 net of offering costs of
 $53,559 for cash                                    1,956,586     19,567       417,834
Common stock issued
 for interest expense on
 convertible notes payable                              60,000        600        45,021
Dividend accrued on
 Preferred stock                                                                               (28,010)
Deemed dividends on
 Preferred stock                                                                200,000       (200,000)
Net loss for the six
 months ended
 March 31, 1998                                                                             (1,040,167)
------------------------------------------------------------------------------------------------------

Balances, March 31, 1998
(unaudited)                  200,000  $2,000,000    31,556,134   $315,559   $13,257,624   $(11,004,001)

=======================================================================================================































See notes to the consolidated financial statements.

RENTECH, INC. AND SUBSIDIARY
Consolidated Statement of Cash Flows

For the Six Months Ended March 31, (Unaudited)            1998                   1997
----------------------------------------------------------------------------------------
Operating Activities
  Net Loss                                             $(1,040,067)          $ (547,533)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization                         180,183              126,262
     Interest paid with Common Stock                        45,621                  -0-
  Changes in operating assets and liabilities:
     Decrease in restricted cash                               -0-               25,000
     (Increase) in accounts receivables                   (106,028)            (104,567)
     (Increase) Decrease in inventories                     (2,566)               8,533
     Decrease in property tax receivable                       -0-               71,813
     (Increase) Decrease in prepaids
     and other current assets                              (50,009)               2,316
     Increase in accounts payable
     and other accrued expenses                            107,534              123,292
---------------------------------------------------------------------------------------
Net Cash Used in Operating Activities:                    (865,332)            (294,884)
---------------------------------------------------------------------------------------

Investing Activities
  Purchase of business                                         -0-           (1,060,269)
  Purchase of equipment                                    (17,561)             (12,351)
  Receipts for deposit and other                            (2,511)             (17,724)
  ITN deposit                                             (200,000)                 -0-
---------------------------------------------------------------------------------------
  Net Cash Used in Investing Activities:                  (220,072)          (1,090,344)
---------------------------------------------------------------------------------------

Financing Activities
  Proceeds from convertible notes payable                   60,000                  -0-
  Repayment of notes payable                              (690,000)                 -0-
  Proceeds from issuance of preferred stock              2,000,000            1,105,215
  Proceeds from issuance of common stock                   490,960              137,644
  Payment for offering costs                              (253,559)                 -0-
  Proceeds from stock subscription receivable                  -0-               50,000
  Dividend payable                                          28,110                  -0-
---------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                1,579,291            1,292,859
---------------------------------------------------------------------------------------

Increase (Decrease) in Cash and Cash Equivalents           493,887              (92,349)
Cash and Cash Equivalents,
  Beginning of Period                                      391,487              210,486
---------------------------------------------------------------------------------------

Cash and Cash Equivalents,
  End of Period                                        $   885,374           $  118,137
=======================================================================================

See notes to consolidated financial statements.


                                                      PAGE 6
  RENTECH, INC. AND SUBSIDIARY
  Notes to the Consolidated Financial Statements
  March 31, 1998 (Unaudited)

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

       Long-Lived Assets - Long-lived assets, identifiable intangibles, and excess of costs over net assets acquired (goodwill) are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected future cash flow from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized and measured using the asset's fair value.

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

  3.  Convertible Notes

       The Company has $620,500 in convertible promissory notes that are convertible into Common Stock of the Company at $0.33 per share until April 16, 1998. If the these notes are not converted by April 16, 1998 and if the Company does not pay the notes in cash at that time, the noteholders may convert their notes into Common Shares of the Company at 70% of the average closing bid price for the 5 days prior to conversion, not to exceed $0.33 per share.(see Note 6)

  4.  Preferred Stock

       During the period the Company issued 200,000 shares of Series A Preferred Stock at $10.00 per share together with warrants to purchase 200,000 shares of Series B Preferred stock and, at the option of the Company, up to an additional 600,000 shares of Series B Preferred Stock at $10.00 per share. Net proceeds from issuance of the Series A Preferred Stock was $1,800,000. The Series A Preferred Stock pays a dividend of 9% per year and is convertible over 18 months into common stock at the lesser of the average closing bid price of the common stock for the five trading days preceding the sale of the preferred shares, or at 82.5% of the average closing bid for the five trading days preceding the conversion of the Series A Preferred Stock into common stock. During the period the Company recorded a deemed dividend of $200,000 in respect of the Series A Preferred Shares.

       The warrants provide for the purchasers, during the 18 months after purchase of the Series A Preferred Stock, to purchase and the Company to sell, 200,000 shares of the Series B Preferred Stock and provide the Company during the same period the option to sell to the purchasers an additional 800,000 shares of the Series B Preferred Stock at $10.00 per share. The Company has no obligation to sell any of the 800,000 shares of the Series B Preferred Stock to the purchasers. The Company does not have to sell any of the 600,000 shares of the Series B Preferred Stock to the purchasers if certain conditions occur, primarily related to volume and the price of the common stock in the market. The Company has no obligation to sell any of the 600,000 shares of the Series B Preferred Stock if the average daily share price for the common stock for the 10 trading days prior to the sale is less than $1.00 per share. The Series B Preferred Stock pays a dividend of 9% per year and is convertible into common stock until December 31, 1999 at 82.5% of the average closing bid for the five trading days preceding the date of conversion.

  5.  Commitments

       (a) On February 6, 1998 the Company entered into a Consulting Agreement whereby it agreed to issue 66,000 shares of unrestricted voting common stock and pay $10,000 per month for a period of 12 months for public relations services.(see Note 6)

       (b) By letter of agreement dated December 31, 1997 the Company agreed to issue 100,000 shares of their common stock to Howard, Weil, Labouisse, Friedrichs, Inc. in return for assisting the Company's Board of Directors in determining an Exercise Price of a Shareholder Rights Plan.

  6.  Subsequent Events

       In April 1998 the Company converted $620,500 of its 10% Convertible Subordinated Promissory Notes ("Notes") into common shares thereby eliminating the last of the Company's existing debt. On May 8, 1998 the Company paid the note holders a total of $31,025 as interest due on the notes. The note holders received 2,500,801 shares of the common stock of the Company on conversion of the Notes, all in accordance with the terms of the 1997 Private Placement. Additionally, the brokerage firm of Neidiger/Tucker/Bruner, Inc. exercised Warrants received in the 1997 Private Placement of the Notes for 233,959 shares of the $.01 par value common stock of the Company for which the Company received $77,206.

       On April 7, 1998 the Company issued 66,000 shares of its common stock to Global Public Relations Services, Inc. (Global) in exchange for public relations services.

       On May 29, 1998 the Company and ITN Energy Systems, Inc. (ITN) formed a venture to design, develop and manufacture active and passive Radio Frequency Identification tags (RFID tags) which have a wide range of applications. This opportunity utilizes thin-film deposition technology developed by ITN Energy Systems, Inc. According to the joint venture agreement the Company agreed to pay the following consideration to ITN in exchange for 10% of ITN's issued and outstanding shares:
            -  A $200,000 non-refundable cash deposit
            -  Issuance of 1,700,000 common shares and
            - Issuance of warrants to purchase up to 200,000 additional shares of the Company

       If at any time after nine months from May 29, 1998, ITN elects to sell some of its Rentech shares and if at that time the closing bid price of the Rentech shares is less than $0.40 per share for a period of 20 consecutive days, ITN shall have the right to sell up to 1,700,000 of the shares to the Company for cash, during the following 12 month period.
  The purchase price payable by the Company for each of its shares will be $0.40.

                                                      PAGE 9
  7.  Recent Accounting Pronouncements

       In June 1997, FASB issued Statement of Financial Accounting Standard No.130 "Reporting Comprehensive Income" ("SFAS 130") and Statement of Financial Accounting Standard No.131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distribution to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that displays with the same prominence as other financial statements. SFAS 131 supersedes Statement of Financial Accounting Standard No. 14 "Financial Reporting for Segments of a Business Enterprise." SFAS 131 establishes standards of the way the public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosure regarding products and services, geographical areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

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

       In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" which standardizes the disclosure requirements for pensions and other post retirement benefits and requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. SFAS No. 132 is effective for years beginning after December 15, 1997 and requires comparative information for earlier years to be restated, unless such information is not readily available. Management believes the adoption of this statement will have no material impact on the Company's financial statements.

                                                     PAGE 10
  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31, 1998 AND 1997

  Results of Operations.

       For the three and six months ended March 31, 1998 , the Company recorded losses of $537,047 and $1,040,067, compared to net losses of $289,993 and $547,333 for the comparable periods in 1997. The increase for 1998 is primarily due to increases in general and administrative expenses and interest expense, which includes a non-cash interest charge of approximately $45,000 relating to discount on convertible notes payable. These increases are partially offset by profit from the operations of the Company's Okon subsidiary which was acquired in March 1997.

       Revenues of $393,182 and$795,349 were recognized during the three months and six months ended March 31, 1998 from net sales of water-based paints, sealers and coatings by the Company's Okon subsidiary. Revenues of $109,817 were recognized by the Company during the three months and six months ended March 31, 1997. The Company acquired Okon in March 1997.

       During the three and six months ended March 31,1998, cost of sales related to water-based paints, sealers and coatings was $196,534 and $368,834 as compared to $37,811 for the three and six months ended March 31,1997 because of the contribution of Okon which was acquired in March 1997.

       Gross profit increased to $196,648 and $426,515 for the three month and six month periods ended March 31, 1998 compared to a gross profit of $72,006 for the three month and six month period ended March 31,1997 because of the contribution of Okon which was acquired in March 1997.

       General and administrative expenses increased to $612,358 and $1,182,180 for the three month and six month period ended March 31,1998, compared to $299,324 and $494,648 for the same periods in 1997. This increase is due to expenses associated with Okon which were not included in the prior periods increased costs associated with public relations and increased salary and benefit costs.

       Depreciation and amortization increased for the three month and six month periods ended March 31, 1998 compared to the three months and six months ended March 31,1997 primarily due to depreciation of Okon's equipment and amortization of goodwill acquired when Okon was purchased in March 1997.

       Loss from operations for the three month and six month periods ended March 31, 1998 increased to $505,689 and $935,848 from losses of $290,070 and $548,904 reported for the comparable periods in 1997. The $213,034 increase in loss from operations for the three months ended March 31,1998 compared to the same period in 1997 primarily reflects the increase of $313,034 in general and administrative expenses and the increase of $158,723 in cost of sales and the increase of $27,227 in depreciation and amortization, which were only partially offset by the increase in total revenues of $238,365. The $386,944 increase in loss from operations for the six-month period ended March 31,1998 compared to the same period in 1997 primarily reflects the increase of $687,532 in general and administrative expenses and the increase of $331,023 in cost of sales and the increase of $53,921 in depreciation and amortization, which were only partially offset by the increase in total revenues of $685,532.

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


  Liquidity and Capital Resources.

       At March 31, 1998, the Company had working capital of $374,326 as compared to a working capital deficit of $675,630 at September 30, 1997. The $1,049,956 increase in working capital is due to the net proceeds of preferred stock issued for $1,800,000 in cash, net proceeds of common stock issued for $437,401 and the net proceeds of an additional $60,000 in convertible notes payable, less the repayment of notes payable in the amount of $690,000 as well as to the ongoing losses from operations. The convertible notes payable of $620,500 are convertible into the Company's common stock at the Company's option if not converted by the shareholders by April 16,1998 and if the Company does not pay the debt in cash at that time. The Company converted these notes payable in April 1998.

       To achieve its stated plan to grow, diversify and acquire new businesses, the Company negotiated the placement of 200,000 shares of Series A Preferred Stock at $10.00 per share together with warrants to purchase 200,000 shares of Series B Preferred Stock and, at the option of the Company, up to an additional 600,000 shares of Series B Preferred Shares at $10.00 per share; and may receive up to $10,000,000.00. As of March 31, 1998 the Company has sold 200,000 shares of its Series A Preferred Stock at $10 per share. The net proceeds were $1,800,000. The Series A Preferred Stock pays a dividend of 9% per year and is convertible over 18 months into common stock at the lesser of the average closing bid price of the common stock for the five trading days preceding the sale of preferred shares, or 82,5% of the average closing bid for the five trading days preceding the conversion of the Series A Preferred Stock into common stock. The warrants provide for the purchasers, during the 18 months after purchase of the Series A Preferred Stock, to purchase, and the Company to sell, 200,000 shares of Series B Preferred Stock for an additional $2,000,000 and provide the Company during the same period the option to sell to the purchasers an additional 600,000 shares of Series B Preferred Stock at $10.00 per share. The Company has no obligation to sell any of the 600,000 shares of the Series B Preferred Stock to the purchasers. The Company does not have to sell any of the 800,000 shares of Series B Preferred Stock to the purchasers if certain conditions occur, primarily related to volume and the price of the common stock in the market. The Company has no obligation to sell any of the 800,000 shares of Series B Preferred Stock if the average daily share price for the common stock for the 10 trading days prior to the sale is less than $1.00 per share. The Series B Preferred Stock pays a dividend of 9% per year and is convertible into common stock until December 31, 1999 at 82.5% of the average closing bid for the five trading days preceding the date of conversion.

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

       The Company has deferred tax assets with a 100% valuation allowance at March 31,1998 and September 30, 1997. Management is not able to determine if it is more likely than not that the deferred tax assets will be realized.

       The over-the-counter markets for securities such as the Company's Common Stock historically have experienced extreme price and volume fluctuations. These broad market fluctuations, variations in the Company's results of operations, and other economic and industry trends may adversely affect the market price of the Company's common stock. Although the common stock is listed for quotation on the NASDAQ SmallCap Market, there are no assurances that the common stock will meet the minimum bid price of $1 or other listing requirements. Accordingly there can be no assurance that the common stock will remain eligible for quotation on SmallCap Market. In the event of ineligibility and delisting, the ability of shareholders to sell their stock and the value of the stock would be adversely affected.

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

       There was a $106,028 increase in accounts receivable during the six months ended March 31,1998 compared to a $104,567 increase during the comparable 1997 period.

       The first fiscal half reflects no change in property tax receivable compared to a $71,813 decrease for the 1997 period. There was a $50,009 increase in prepaids and other current assets during the six month period ended March 31, 1998 compared to a decrease of $2,316 during the comparable 1997 period.

       Deposits and other assets increased by $2,511 during the first fiscal half compared to a $17,724 increase for the comparable 1997 period.

       Accounts payable increased by $107,534 during the six months ended March 31, 1998 compared to a $123,292 increase for the comparable 1997 period.

       During the first half of fiscal 1998 $865,332 cash was used by operating activities compared to a net cash usage of $294,864 for the comparable period of 1997.

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

       Cash increased during the first half of fiscal 1998 by $493,887 compared to a decrease of $92,349 for the comparable periods of 1997. These changes increased the ending cash balance to $885,374 at March 31, 1998 from $391,487 at September 30, 1997. The 1997 changes decreased the $210,486 September 30, 1996 balance to $118,137 at March 31, 1997.

  Recent Accounting Pronouncements

       In June 1997, FASB issued Statement of Financial Accounting Standard No.130 "Reporting Comprehensive Income" ("SFAS 130") and Statement of Financial Accounting Standard No.131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distribution to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that displays with the same prominence as other financial statements. SFAS 131 supersedes Statement of Financial Accounting Standard No. 14 "Financial Reporting for Segments of a Business Enterprise." SFAS 131 establishes standards of the way the public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosure regarding products and services, geographical areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

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

                             Total                                               Exemptions
Date          Securities     Securities   Offering    Total        Class of      From
of Sale       Sold           Sold         Price       Commissions  Purchasers    Registration
-------       -----------    ----------   --------    -----------  ----------    ------------

Oct 17,1997  Promissory      26           $620,000    63,050       Accredited     Rules 505,506,
             Notes                                                 Investors      Section 4(6)
             convertible
             into common
             stock

       The promissory notes in the original principal balance of $620,500 are convertible into shares of Common Stock at $.33 per share until April 16,1998. If not converted by the note holders by then, and if the Company does not pay the note in cash at that time, the note holders may convert their notes into Common Stock at 70% of the average closing bid price for the 5 days prior to conversion, not to exceed $.33 a share.
  The placement agent was Neidiger/Tucker/Bruner, Inc., Denver, Colorado. In addition to the placement fees paid in cash, the placement agent received a warrant, exercisable for 5 years, to purchase the Company's convertible promissory note in the amount of $58,500. The note was converted in April 1998 into common shares of the Company.


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

                                     RENTECH, INC.


  Dated: July 1, 1998                (signature)
                                     ------------------------------------
                                     Dennis L. Yakobson, President


  Dated: July 1, 1998                (signature)
                                     -------------------------------------
                                     James P. Samuels, Vice President
                                     Finance and Chief Financial Officer