Form 10QSB/A
period 1998-03-31
RENTECH INC /CO/
filed 1998-07-10
CIK 868725

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

RENTECH, INC. AND SUBSIDIARY
Consolidated Statements of Operations (Unaudited)

                                     Three Months Ended        Six Months Ended
                                          March 31,                 March 31,
                                       1998         1997         1998           1997
-------------------------------------------------------------------------------
Revenues:
  Net sales                       $   393,182   $    104,568    $   795,349   $   104,568
  Contract revenues                       -0-          5,249            -0-         5,249
-----------------------------------------------------------------------------------------

Total Revenues                        393,182        109,817        795,349       109,817

Costs of sales:
  Cost of sales                       196,534         37,811        368,834        37,811
-----------------------------------------------------------------------------------------

Gross profit                          196,648         72,006        426,515        72,006

Expenses:
  General and administrative          612,358        299,324      1,182,180       494,648
  Depreciation and amortization        89,979         62,752        180,183       126,262
-----------------------------------------------------------------------------------------
Total Expenses                        702,337        362,076      1,362,363       620,910
-----------------------------------------------------------------------------------------
Loss from operations                 (505,689)      (290,070)      (935,848)     (548,904)

Other income (expense):
  Interest income                       4,469            200          6,939         1,494
  Interest expense                    (35,827)          (123)      (111,158)         (123)
-----------------------------------------------------------------------------------------

Total Other Income (Expense)          (31,358)            77       (104,219)        1,371
-----------------------------------------------------------------------------------------

Net loss                             (537,047)      (289,993)    (1,040,067)     (547,533)
-----------------------------------------------------------------------------------------

Dividend requirement on
  Preferred Stock                     228,110        175,069        228,110       175,069
----------------------------------------------------------------------------------------

Loss applicable to common stock    $ (765,157)   $  (465,062)   $(1,268,177)  $  (722,602)
-----------------------------------------------------------------------------------------

Weighted average number
of shares outstanding - basic      31,008,405     16,152,126     30,496,444    15,552,092

Diluted                            32,290,294     16,152,126     31,768,333    15,552,092
-----------------------------------------------------------------------------------------

Per Share
  Basic and diluted                   $(0.02)      $(0.03)      $(0.04)          $(0.05)

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

======================================================================================================































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

  2.  Significant Accounting Policies

       Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Okon, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation. Okon, Inc., which was acquired in March 1997, is engaged in the business of manufacturing and selling water-based stains sealers and coatings.

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

  3.  Convertible Notes

       The Company has $620,500 in convertible promissory notes that are convertible into Common Stock of the Company at $0.33 per share until April 16, 1998. If the these notes are not converted by April 16, 1998 and if the Company does not pay the notes in cash at that time, the note holders may convert their notes into Common Shares of the Company at 70% of the average closing bid price for the 5 days prior to conversion, not to exceed $0.33 per share.(see Note 6)

  4.  Preferred Stock

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

       The warrants provide for the purchasers, during the 18 months after purchase of the Series A Preferred Stock, to purchase and the Company to sell, 200,000 shares of the Series B Preferred Stock and provide the Company during the same period the option to sell to the purchasers an additional 600,000 shares of the Series B Preferred Stock at $10.00 per share. The Company has no obligation to sell any of the 600,000 shares of the Series B Preferred Stock to the purchasers. The Company does not have to sell any of the 800,000 shares of the Series B Preferred Stock to the purchasers if certain conditions occur, primarily related to volume and the price of the common stock in the market. The Company has no obligation to sell any of the 800,000 shares of the Series B Preferred Stock if the average daily share price for the common stock for the 10 trading days prior to the sale is less than $1.00 per share. The Series B Preferred Stock pays a dividend of 9% per year and is convertible into common stock until December 31, 1999 at 82.5% of the average closing bid for the five trading days preceding the date of conversion.

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

  6.  Subsequent Events

       In April 1998 the Company converted $620,500 of its 10% Convertible Subordinated Promissory Notes ("Notes") into common shares thereby eliminating the last of the Company's existing debt. On May 8, 1998 the Company paid the note holders a total of $31,025 as interest due on the notes. The note holders received 2,500,801 shares of the common stock of the Company on conversion of the Notes, all in accordance with the terms of the 1997 Private Placement. Additionally, the brokerage firm of Neidiger/Tucker/Bruner, Inc. exercised Warrants received in the 1997 Private Placement of the Notes for 233,959 shares of the common stock of the Company for which the Company received $77,206.

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

       To achieve its stated plan to grow, diversify and acquire new businesses, the Company negotiated the placement of 200,000 shares of Series A Preferred Stock at $10.00 per share together with warrants to purchase 200,000 shares of Series B Preferred Stock and, at the option of the Company, up to an additional 600,000 shares of Series B Preferred Shares at $10.00 per share; and may receive up to $8,000,000.00. As of March 31, 1998 the Company has sold 200,000 shares of its Series A Preferred Stock at $10 per share. The net proceeds were $1,800,000. The Series A Preferred Stock pays a dividend of 9% per year and is convertible over 18 months into common stock at the lesser of the average closing bid price of the common stock for the five trading days preceding the sale of preferred shares, or 82,5% of the average closing bid for the five trading days preceding the conversion of the Series A Preferred Stock into common stock. The warrants provide for the purchasers, during the 18 months after purchase of the Series A Preferred Stock, to purchase, and the Company to sell, 200,000 shares of Series B Preferred Stock for an additional $2,000,000 and provide the Company during the same period the option to sell to the purchasers an additional 600,000 shares of Series B Preferred Stock at $10.00 per share. The Company has no obligation to sell any of the 600,000 shares of the Series B Preferred Stock to the purchasers. The Company does not have to sell any of the 800,000 shares of Series B Preferred Stock to the purchasers if certain conditions occur, primarily related to volume and the price of the common stock in the market. The Company has no obligation to sell any of the 800,000 shares of Series B Preferred Stock if the average daily share price for the common stock for the 10 trading days prior to the sale is less than $1.00 per share. The Series B Preferred Stock pays a dividend of 9% per year and is convertible into common stock until December 31, 1999 at 82.5% of the average closing bid for the five trading days preceding the date of conversion.

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

                             Total                                               Exemptions
Date          Securities     Securities   Offering    Total        Class of      From
of Sale       Sold           Sold         Price       Commissions  Purchasers    Registration
-------       -----------    ----------   --------    -----------  ----------    ------------

Oct 17,1997  Promissory      26           $620,500    63,050       Accredited     Rules 505,506,
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

                                     RENTECH, INC.


  Dated: July 7, 1998                (signature)
                                     ------------------------------------
                                     Dennis L. Yakobson, President


  Dated: July 7, 1998                (signature)
                                     -------------------------------------
                                     James P. Samuels, Vice President
                                     Finance and Chief Financial Officer