Form 10QSB
period 1998-06-30
RENTECH INC /CO/
filed 1998-08-12
CIK 868725

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.   20549

                                     FORM 10-QSB


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended June 30, 1998

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
          For the transition period from _______ to _______

Commission File Number 0-19260



                                    RENTECH, INC.
                    (Name of small business issuer in its charter)


COLORADO                                                              84-0957421
-----------------                                                ---------------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)


                            1331 17TH STREET, SUITE 720
                              DENVER, COLORADO  80202
                             -------------------------
                      (Address of principal executive offices)

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

     The number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 1998: common stock - 35,344,046

                                    RENTECH, INC.
                             FORM 10-QSB QUARTERLY REPORT

                                  Table of Contents

                            PART I - FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements:

          Consolidated Balance Sheets as of June 30, 1998
          and September 30 1997. . . . . . . . . . . . . . . . . . . . . . . . . . .3

          Consolidated Statements of Operations for the three and nine months ended June 30, 1998 and June 30, 1997. . . . . . . . . . . . . . . . . . .5

          Consolidated Statement of Stockholders' Equity for
          the nine months ended June 30, 1998. . . . . . . . . . . . . . . . . . . .6

          Consolidated Statements of Cash Flows for the nine
          months ended June 30, 1998 and June 30, 1997 . . . . . . . . . . . . . . .7

          Notes to the Consolidated Financial Statements . . . . . . . . . . . . . .8

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations. . . . . . . . . . . . . . . . . . . 13


                             PART II - OTHER INFORMATION

Item 1.   Legal Proceedings - None.. . . . . . . . . . . . . . . . . . . . . . . . 18

Item 2.   Change in Securities - None. . . . . . . . . . . . . . . . . . . . . . . 18

Item 3.   Defaults Upon Senior Securities - None.. . . . . . . . . . . . . . . . . 18

Item 4.   Submission of Matters to a Vote of Security Holders - None.. . . . . . . 18

Item 5.   Other Information - None.. . . . . . . . . . . . . . . . . . . . . . . . 18

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . 18

     (a)  Exhibits - None

RENTECH, INC. AND SUBSIDIARY
Consolidated Balance Sheets

                                                         June 30,        September 30,
                                                             1998             1997
                                                         (Unaudited)
------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                $  645,987     $  391,487
   Accounts receivable, net                                    296,256        150,911
   Inventories                                                 100,716        107,151
   Prepaid expenses and other current assets                   262,513         52,688
------------------------------------------------------------------------------------------

Total Current Assets                                         1,305,472        702,237
------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT
   Property and equipment, net of accumulated
          depreciation of $165,619 and $126,774 as of
          June 30, 1998 and September 30, 1997 respectively    194,739        172,863
------------------------------------------------------------------------------------------

OTHER ASSETS
   Licensed technology, net of accumulated
          amortization of $1,115,765 and $944,208 as of
          June 30, 1998 and September 30, 1997 respectively  2,315,383      2,486,940
   Goodwill, net of accumulated amortization
          of $103,240 and $43,685 as of June 30,
          1998 and September 30,1997 respectively            1,106,475      1,166,030
   Synhytech plant held for sale                                99,500         99,500
   Accounts receivable                                         191,206        191,206
   Investment at cost                                          602,323         34,823
   Deposits and other                                           56,116          3,605
------------------------------------------------------------------------------------------

Total Other Assets                                           4,371,003      3,982,104
------------------------------------------------------------------------------------------


Total Assets                                                 $5,871,214    $4,857,204
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------

See notes to the consolidated financial statements

RENTECH, INC. AND SUBSIDIARY
Consolidated Balance Sheets (continued)

                                                         June 30,        September 30,
                                                             1998             1997
                                                         (Unaudited)
------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                          $   200,441   $   130,201
   Accrued liabilities                                           165,189       122,166
   Convertible notes payable                                         -0-       560,500
   Current portion of long-term debt                                 -0-       475,000
   Note payable, related party                                       -0-        90,000
------------------------------------------------------------------------------------------

Total Current Liabilities                                        365,630     1,377,867
------------------------------------------------------------------------------------------

LONG-TERM DEBT, net of current portion                               -0-       125,000
------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                365,630     1,502,867
------------------------------------------------------------------------------------------

COMMITMENTS

STOCKHOLDERS' EQUITY
   Preferred stock - $10 par value; 1,000,000 shares
     authorized; 170,000 and no shares issued and
     outstanding                                               1,700,000           -0-
   Common stock - $.01 par value; 100,000,000 shares
     authorized; 35,344,046 and 29,539,548 shares
     issued and outstanding                                      353,438       295,392
   Additional paid-in capital                                 15,274,203    12,794,769
   Accumulated deficit                                       (11,822,057)   (9,735,824)
------------------------------------------------------------------------------------------

   Total Stockholders' Equity                                  5,505,584     3,354,337
------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity                   $ 5,871,214   $ 4,857,204
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------

See notes to the consolidated financial statements.

RENTECH, INC. AND SUBSIDIARY
Consolidated Statements of Operations (Unaudited)

                                                              Three Months Ended             Nine Months Ended
                                                                   June 30,                       June 30,
                                                             1998            1997           1998           1997
----------------------------------------------------------------------------------------------------------------------
REVENUES:
     Net sales                                           $   586,451     $   608,432    $ 1,381,800     $  713,000
     Contract revenues                                           -0-             -0-            -0-          5,249

----------------------------------------------------------------------------------------------------------------------
Total Revenues                                               586,451         608,432      1,381,800        718,249

COSTS OF SALES:
     Cost of sales                                           258,456         302.715        627,290        340,526
----------------------------------------------------------------------------------------------------------------------
GROSS PROFIT                                                 327,995         305,717        754,510        377,723

EXPENSES:
     General and administrative                              645,947         328,013      1,828,127        822,661
     Depreciation and amortization                            87,146          69,121        267,329        195,383
----------------------------------------------------------------------------------------------------------------------
Total Expenses                                               733,093         397,134      2,095,456      1,018,044
----------------------------------------------------------------------------------------------------------------------
LOSS FROM OPERATIONS                                        (405,098)        (91,417)    (1,340,946)      (640,321)

OTHER INCOME (EXPENSE):
     Interest income                                          14,740           1,692         21,678          3,186
     Interest expense                                         (2,635)         (7,894)      (113,793)        (8,017)
----------------------------------------------------------------------------------------------------------------------
Total Other Income (Expense)                                  12,105          (6,202)       (92,115)        (4,831)
----------------------------------------------------------------------------------------------------------------------
NET LOSS                                                    (392,993)        (97,619)    (1,433,061)      (645,152)
----------------------------------------------------------------------------------------------------------------------

Dividend requirement on Preferred Stock                      425,062         469,575        653,172        644,644
----------------------------------------------------------------------------------------------------------------------

LOSS APPLICABLE TO COMMON STOCK                          $  (818,055)    $  (567,194)  $ (2,086,233)  $ (1,289,796)
----------------------------------------------------------------------------------------------------------------------

Weighted average number
of shares outstanding                                     34,294,355      19,323,453     31,795,381     15,613,269
----------------------------------------------------------------------------------------------------------------------

PER SHARE
     Basic and diluted                                        $(0.02)         $(0.03)        $(0.07)        $(0.08)
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------

See notes to the consolidated financial statements.

RENTECH, INC. AND SUBSIDIARY
Condensed Consolidated Statement of Stockholders' Equity
For the Nine Months ended June 30, 1998 (Unaudited)

                                     Preferred Stock              Common Stock        Additional
                                                   Par                      Par         Paid-in      Accumulated
                                   Shares         Value        Shares      Value        Capital         Deficit
---------------------------------------------------------------------------------------------------------------------------
Balances,
 September 30, 1997                   -0-    $      -0-     29,539,548   $295,392    $12,794,769     $ (9,735,824)

Preferred stock issued
 for cash net of offering
costs of $200,000                 200,000     2,000,000                                 (200,000)

Preferred stock converted
 into common stock                (30,000)     (300,000)       309,789      3,098        306,691

Common stock issued
 for cash net of offering
 costs of $53,559                                            2,567,908     25,680        629,107

Common stock issued
 on conversion of
 convertible notes payable                                   2,500,801     25,008        595,492

Common stock issued
 for interest expense on
 convertible notes payable                                      60,000        600         45,021

Common stock issued
for future services                                            166,000      1,660        186,525

Common stock issued
as deposit on future
investment                                                     200,000      2,000        335,500

Dividend accrued on
 Preferred stock                                                                                           (72,074)

Deemed dividends on
 Preferred stock                                                                         581,098          (581,098)

Net loss for the nine
 months ended
 June 30, 1998                                                                                          (1,433,061)
---------------------------------------------------------------------------------------------------------------------------
Balances, June 30, 1998
(unaudited)                       170,000    $1,700,000     35,344,046   $353,438    $15,274,203      $(11,822,057)
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------

See notes to the consolidated financial statements.

RENTECH, INC. AND SUBSIDIARY
Consolidated Statement of Cash Flows
For the Nine Months Ended June 30, (Unaudited)                   1998           1997
-----------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
    Net Loss                                                 $(1,433,061)    $ (645,152)
    Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization                               270,887        195,234
     Interest paid with Common Stock                              45,621            -0-
    Changes in operating assets and liabilities:
     Decrease in restricted cash                                     -0-         25,000
     (Increase) in accounts receivables                         (145,345)      (234,107)
     Decrease(Increase) in inventories                             6,435         (3,664)
     Decrease in property tax receivable                             -0-         71,813
     (Increase) in prepaids and other current assets             (21,640)       (22,841)
     (Increase) in deposits and other assets                      (2,511)           -0-
     Increase in accounts payable
       and other accrued liabilities                              50,049         99,137
-----------------------------------------------------------------------------------------------

Net Cash Used in Operating Activities:                        (1,229,565)      (514,580)
-----------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
    Purchase of business                                             -0-     (1,107,635)
    Purchase of equipment                                        (60,721)       (12,941)
    Payments for deposit and other                                   -0-        (91,574)
    Deposit on planned acquisition                               (50,000)
    Cash investment in ITN                                      (230,000)       (34,823)
-----------------------------------------------------------------------------------------------

    Net Cash Used in Investing Activities:                      (340,721)    (1,246,973)
-----------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
    Proceeds from convertible notes payable                       60,000            -0-
    Repayment of notes payable                                  (690,000)           -0-
    Proceeds from issuance of preferred stock                  2,000,000      1,265,535
    Proceeds from issuance of common stock                       708,345        782,508
    Payments for offering costs                                 (253,559)           -0-
    Proceeds from stock subscription receivable                      -0-         50,000
    Preferred stock redeemed                                         -0-       (352,350)
-----------------------------------------------------------------------------------------------

Net Cash Provided by Financing Activities                      1,824,786      1,745,693
-----------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 254,500        (15,860)
Cash and Cash Equivalents,
    Beginning of Period                                          391,487        210,486
-----------------------------------------------------------------------------------------------
Cash and Cash Equivalents,
    End of Period                                              $ 645,987     $  194,626
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

RENTECH, INC. AND SUBSIDIARY
Notes to the Consolidated Financial Statements
June 30, 1998 (Unaudited)

1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements included in the Company's September 30, 1997 annual report on Form 10-KSB. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the full fiscal year ending September 30, 1998.

2.   SIGNIFICANT ACCOUNTING POLICIES

     Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Okon, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation. Okon, Inc, which was acquired in March 1997, is engaged in the business of manufacturing and selling water-based stains, sealers and coatings.

     Inventories -Inventories which consist of water protection sealants, chemicals and packaging supplies, are recorded at the lower of cost (first-in, first-out) and market.

     Licensed Technology - Capitalized investment in licensed technology represents costs incurred by the Company primarily for the purpose of demonstrating, to prospective licensees, the Company's proprietary technology, which it licenses to third parties under various fee arrangements. These capitalized costs are being amortized using the straight line method over 15 years.

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

     Net Income (Loss) Per Share - Statement of Financial Accounting Standards No. 128 provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of shares outstanding during the period. Diluted earning per share reflect the potential dilution of securities that could share in the earnings of the Company, similar to fully diluted earnings per share. Convertible preferred shares, options and warrants are not considered in the computation of diluted earnings per share as their inclusion would be antidilutive.

3.   PREFERRED STOCK

     During the period the Company issued 200,000 shares of Series A Preferred Stock at $10.00 per share together with warrants to purchase 200,000 shares of Series B Preferred stock and, at the option of the Company, up to an additional 600,000 shares of Series B Preferred Stock at $10.00 per share. Net proceeds from issuance of the Series A Preferred Stock was $1,800,000. The Series A Preferred Stock pays a dividend of 9% per year and is convertible over 18 months into common stock at the lesser of the average closing bid price of the common stock for the five trading days preceding the sale of the preferred shares, or at 82.5% of the average closing bid for the five trading days preceding the conversion of the Series A Preferred Stock into common stock. During the period the Company recorded a deemed dividend of $581,098 with respect to the discount and recorded accrued dividends of $72,074 with respect to the 9% dividend on the Series A Preferred Shares. During June 1998, 30,000 shares of Series A preferred stock including accrued dividends were converted into 309,789 shares of common stock.

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

     On July 20, 1998 the Company issued 100,000 Series B Preferred stock for $1,000,000 in cash before offering costs of $100,000. The Series B Preferred Stock is convertible into common stock at a discount. The Company recorded a deemed dividend of $24,060 with respect to the discount.

4.   CONVERTIBLE NOTES PAYABLE

     In April 1998 the Company converted $620,500 of its 10% Convertible Subordinated Promissory Notes ("Notes") into common shares thereby eliminating the last of the Company's existing debt. On May 8, 1998, the

Company paid the note holders a total of $31,025 as interest due on the notes. The note holders received 2,500,801 shares of the common stock of the Company on conversion of the Notes, all in accordance with the terms of the 1997 Private Placement. Additionally, the brokerage firm of Neidiger/Tucker/Bruner, Inc. exercised Warrants received in the 1997 Private Placement of the Notes for 233,959 shares of the common stock of the Company for which the Company received $77,206.

5.   INVESTMENT IN ITN/ES

     On May 6, 1998, the Company and ITN Energy Systems, Inc. (ITN) agreed to form a venture to design, develop and manufacture active and passive Radio Frequency Identification tags (RFID tags) which have a wide range of applications. This opportunity utilizes thin-film deposition technology developed by ITN.

     On May 29, 1998, the Company expanded the scope of its ownership in ITN to include a 10% ownership interest in the 50% ownership interest of ITN in Global Solar Energy LLC. ITN owns 50% of Global Solar Energy LLC. The other 50% owner of Global Solar Energy LLC is Advanced Energy Technologies, Inc., a wholly owned subsidiary of Tuscon Electric Power Corporation, which is a wholly owned subsidiary of UniSource Energy Corporation. Global Solar Energy LLC was established to manufacture and market flexible photovoltaic (PV) modules. The additional consideration paid to ITN was 500,000 shares of the Company's common stock. The Company's earlier investment with ITN enabled the Company to acquire interests in other technology ventures with ITN and did not include the derivative interest in Global Solar Energy LLC.

     The total consideration payable to ITN in exchange for 10% of ITN's issued and outstanding shares is as follows:

     -  A $200,000 cash deposit
     -  Issuance of 1,700,000 common shares of Rentech, Inc. and
     - Issuance of warrants to purchase up to 200,000 additional shares of the Company

     If at any time after nine months from May 29, 1998, ITN elects to sell some of its Rentech shares and if at that time the closing bid price of the Rentech shares is less than $0.40 per share for a period of 20 consecutive days, ITN shall have the right to sell up to 1,700,000 of the shares to the Company for cash, during the following 12 month period. The purchase price payable by the Company for each of its shares will be $0.40. On May 29, 1998, the Company advanced ITN 200,000 shares prior to the closing. On July 1, 1998 the Company finalized the purchase of 10% of ITN and issued the additional 500,000 shares and released 1,000,000 shares from escrow.

6.   COMMITMENTS

     (a) On February 6, 1998, the Company entered into a Consulting Agreement whereby it agreed to issue 66,000 shares of unrestricted voting common stock and pay $10,000 per month for a period of 12 months for public relations services.

     (b) By letter of agreement dated December 31, 1997, the Company agreed to issue 100,000 shares of their common stock to Howard, Weil, Labouisse, Friedrichs, Inc. in return for assisting the Company's Board of Directors in determining an exercise price of a shareholder rights plan.

7.   SUBSEQUENT EVENTS

     On May 27, 1998, the Company entered into a Letter of Intent, subject to due diligence and financing requirements, to purchase the assets of a Rocky Mountain based manufacturing and machining company.

     During July 1998, 125,000 shares of Series A Preferred stock were converted into 1,250,000 shares of common stock.

     On July 20, 1998, the Company issued 100,000 Series B Preferred stock for $1,000,000 in cash before offering costs of $100,000. As discussed at
Note 3, the Series B Preferred Stock is convertible into common stock at a discount. The Company recorded a deemed dividend of $24,060 with respect to the discount.

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

     The Financial Accounting Standards Board has recently issued Statements of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities ("SFAS No.133")". SFAS No. 133 establishes standards for recognizing all derivative instruments including those for hedging activities as either assets or liabilities in the statement of financial position and measuring those instruments at fair value. This statement is effective for fiscal years beginning after June 30, 1999. The Company has not yet determined the effect of SFAS No. 133 on its financial statements.

8.   SUPPLEMENTAL DATA TO STATEMENT OF CASH FLOWS

     Excluded from the statements of cash flows for the nine months ended June 30, 1998 and June 30, 1997 were the effects of certain noncash investing and financing activities as follows:

                                                                 1998       1997
                                                               ------     ------
     Issuance of common stock from conversion
       of preferred stock and accumulated dividends            $890,877       -0-

     Issuance of common stock for future services              $188,185       -0-

     Issuance of common stock from conversion
       of convertible notes payable                            $620,500       -0-

     Issuance of common stock for deposit on investment        $337,500       -0-

     Increase in accrued liabilities for accrued dividends     $ 62,285       -0-

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE, 30, 1998 AND 1997

Results of Operations.

     For the three and nine months ended June 30, 1998, the Company recorded losses of $392,993 and $1,433,061, compared to net losses of $97,619 and $645,152 for the comparable periods in 1997. The increase for 1998 is primarily due to increases in general and administrative expenses and interest expense, which includes a non-cash interest charge of approximately $45,000 relating to discount on convertible notes payable. These increases are partially offset by profit from the operations of the Company's Okon subsidiary which was acquired in March 1997.

     Revenues of $586,451 and$1,381,800 were recognized during the three months and nine months ended June 30, 1998 from net sales of water-based paints, sealers and coatings by the Company's Okon subsidiary. Revenues of $608,432 and 718,249 were recognized by the Company during the three months and nine months ended June 30, 1997. The Company acquired Okon in March 1997.

     During the three and nine months ended June 30,1998, cost of sales related to water-based paints, sealers and coatings was $258,456 and $627,290 as compared to $302,715 and 340,526 for the three and nine months ended June 30,1997 because of the contribution of Okon which was acquired in March 1997.

     Gross profit increased to $327,995 and $754,510 for the three month and nine month periods ended June 30, 1998 compared to a gross profit of $305,717 and $377,723 for the three month and nine month period ended June 30,1997 because of the contribution of Okon which was acquired in March 1997.

     General and administrative expenses increased to $645,947 and $1,828,127 for the three month and nine month period ended June 30,1998, compared to $328,013 and $822,661 for the comparable periods in 1997. This increase is due to expenses associated with Okon which were not included in the prior periods, increased costs associated with public relations, and increased salary and benefit costs.

     Depreciation and amortization increased for the nine month periods ended June 30, 1998 compared to the nine months ended March 31,1997 primarily due to depreciation of Okon's equipment and amortization of goodwill acquired when Okon was purchased in March 1997. The increase of $18,025 in the three month period ended June 30, 1998 compared to prior year reflects the purchase of additional equipment in 1998.

     Loss from operations for the three month and nine month periods ended June 30, 1998 increased to $405,098 and $1,340,946 from losses of $91,417 and $640,321 reported for the comparable periods in 1997. The $313,681 increase in loss from operations for the three months ended June 30,1998 compared to the same period in 1997 primarily reflects the increase of $317,934 in general and administrative expenses and the increase of $18,025 in depreciation and amortization, which were partially offset by the increase in gross revenues of $21,981 attributable to Okon. The $700,625 increase in loss from operations for the nine month period ended June 30,1998 compared to the same period in 1997 primarily reflects the increase of $1,005,466 in general and administrative expenses and the increase of $286,764 in cost of sales and the increase of $71,946 in depreciation and amortization, which were only partially offset by the increase in total revenues of $663,551 of which $668,800 was attributable to Okon which was acquired in March 1997.

     Interest income was higher during the three month and nine month periods ended June 30, 1998 as compared to the same periods of 1997 because of the Company's increase in cash on hand.

     Interest expense during the nine month periods ended June 30, 1998 was $113,793 compared to $8,017 during comparable 1997 periods due to interest charges relating to the addition of $1,310,500 in debt after June 30, 1997. The remaining debt was discharged early in the three month period ended June 30, 1998 resulting in interest charges of $2,635 compared to $7,894 in the comparable period in 1997.

LIQUIDITY AND CAPITAL RESOURCES.

     At June 30, 1998, the Company had working capital of $939,842 as compared to a working capital deficit of $675,630 at September 30, 1997. The $1,625,472 increase in working capital is due to the net proceeds of preferred stock issued for $1,800,000 in cash, net proceeds of common stock issued for $654,786 and the net proceeds of an additional $60,000 in convertible notes payable, less the repayment of notes payable in the amount of $690,000 as well as to the ongoing losses from operations. The convertible notes payable in the amount of $620,500 were converted into the Company's common stock in April 1998. Convertible preferred stock in the amount of $300,000 and accumulated dividends was converted to common stock in June 1998.

     To achieve its stated plan to grow, diversify and acquire new businesses, the Company negotiated the placement of 200,000 shares of Series A Preferred Stock at $10.00 per share together with warrants to purchase 200,000 shares of Series B Preferred Stock and, at the option of the Company, up to an additional 600,000 shares of Series B Preferred Shares at $10.00 per share; or a commitment by the purchaser of up to $10,000,000. As of March 31, 1998 the Company has sold 200,000 shares of its Series A Preferred Stock at $10 per share. The net proceeds were $1,800,000. The Series A Preferred Stock pays a dividend of 9% per year and is convertible over 18 months into common stock at the lesser of the average closing bid price of the common stock for the five trading days preceding the sale of preferred shares, or 82,5% of the average closing bid for the five trading days preceding the conversion of the Series A Preferred Stock into common stock. The warrants provide for the purchasers, during the 18 months after purchase of the Series A Preferred Stock, to purchase, and the Company to sell, 200,000 shares of Series B Preferred Stock for an additional $2,000,000 and provide the Company during the same period the option to sell to the purchasers an additional 600,000 shares of Series B Preferred Stock at $10.00 per share. The Company has no obligation to sell any of the 600,000 shares of the Series B Preferred Stock to the purchasers. The Company does not have to sell any of the 800,000 shares of Series B Preferred Stock to the purchasers if certain conditions occur, primarily related to volume and the price of the common stock in the market. The Company has no obligation to sell any of the 800,000 shares of Series B Preferred Stock if the average daily share price for the common stock for the 10 trading days prior to the sale is less than $1.00 per share. The Series B Preferred Stock pays a dividend of 9% per year and is convertible into common stock until December 31, 1999 at 82.5% of the average closing bid for the five trading days preceding the date of conversion.

     During the period the Company issued 200,000 shares of Series A Preferred Stock at $10.00 per share together with warrants to purchase 200,000 shares of Series B Preferred stock and, at the option of the Company, up to an additional 600,000 shares of Series B Preferred Stock at $10.00 per share. Net proceeds from issuance of the Series A Preferred Stock was $1,800,000. The Series A Preferred Stock pays a dividend of 9% per year and is convertible over 18 months into common stock at the lesser of the average closing bid price of the common stock for the five trading days preceding the sale of the preferred shares, or at 82.5% of the average closing bid for the five trading days preceding the conversion of the Series A Preferred Stock into common stock. During the period the Company recorded a deemed dividend of $581,098 with respect to the discount and recorded accrued dividends of $72,074 with respect to the 9% dividend on the Series A Preferred Shares. During June 1998, 30,000 shares of Series A preferred stock including accrued dividends were converted into 309,789 shares of common stock.

     The warrants provide for the purchasers, during the 18 months after purchase of the Series A Preferred Stock, to purchase and the Company to sell, 200,000 shares of the Series B Preferred Stock and provide the Company during the same period the option to sell to the purchasers an additional 600,000 shares of the Series B Preferred Stock at $10.00 per share. The Company has no obligation to sell any of the 600,000 shares of the Series B Preferred Stock to the purchasers. The Company does not have to sell any of the 800,000 shares of the Series B Preferred Stock to the purchasers if certain conditions occur, primarily related to volume and the price of the common stock in the market. The Company has no obligation to sell any of the 800,000 shares of the Series B Preferred Stock if the average daily share price for the common stock for the 10 trading days prior to the sale is less than $1.00 per share. The Series B Preferred Stock pays a dividend of 9% per year and is convertible into common stock until December 31, 1999 at 82.5% of the average closing bid for the five trading days preceding the date of conversion. On July 20, 1998 the Company issued 100,000 Series B Preferred stock for $1,000,000 in cash before offering costs of $100,000. The Series B Preferred Stock is convertible into common stock at a discount. The Company recorded a deemed dividend of $24,060 with respect to the discount.

     The Company expects to realize income during the next 9 months from its license granted for the plant at Arunachal Pradesh in India. The Company expects to receive license fees in the amount of $240,000, and additional fees for engineering services are expected though not yet under contract. Income from royalties associated with the India plant are not expected until after the completion of construction and startup and operation of the plant.

     The Company is discussing other proposals made by several energy companies, including Texaco Natural Gas, Inc. for exploitation of the Company's gas-to-liquids technology through licenses or other business ventures. No assurances can be made that these discussions will result in either business ventures or revenues to the Company, or when such results might occur.

     The Company has deferred tax assets with a 100% valuation allowance at June 30,1998 and September 30, 1997. Management is not able to determine if it is more likely than not that the deferred tax assets will be realized.

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

Analysis of cash flow

     As discussed under "Results of Operations," the Company had net losses of $1,433,061 and $645,152 respectively for the nine months ended June 30, 1998 and 1997. The 1998 non-cash expenses include a $45,621 charge for interest on convertible notes payable satisfied with the issuance of common stock. The period ended June 30, 1998 includes depreciation on Okon's equipment and amortization of goodwill acquired when Okon was purchased in March 1997 which is not included in the comparable prior period.

     Operating assets and liabilities included no changes in restricted cash for the 1998 period as compared to a $25,000 decrease in the 1997 period.

     There was a $145,345 increase in accounts receivable during the nine months ended June 30,1998 compared to a $234,107 increase during the comparable 1997 period.

     The nine month period ended June 30, 1998 reflects no change in property tax receivable compared to a $71,813 decrease for the 1997 period. There was a $21,640 increase in prepaids and other current assets during the nine month period ended June 30, 1998 compared to an increase of $22,841 during the comparable 1997 period.

     Accounts payable and other accrued liabilities increased by $50,049 during the nine months ended June 30, 1998 compared to a $99,137 increase for the comparable 1997 period.

     During the nine month period ended June 30, 1998 $1,229,565 cash was used by operating activities compared to a net cash usage of $514,580 for the comparable period of 1997.

     The Company purchased $60,721 in equipment during the nine months ended June 30, 1998 compared to purchases of $12,941 during the comparable 1997 period. During the period the Company invested $230,000 in cash with ITN/ES as an initial payment regarding a joint venture as described in the investment in ITN/ES note. On May 27, 1998, the Company entered into a letter of intent to purchase a Rocky Mountain based manufacturing and machining company. The Company has made a $50,000 deposit on the potential purchase of this business. This potential purchase is subject to due diligence and financing requirements. There are no assurances that the Company will acquire this company.

     The Company financed its operating and financing activities by net proceeds of $60,000 from issuance of convertible notes payable, net proceeds of $1,800,000 from issuance of $2,000,000 in preferred stock and net proceeds of $654,787 from issuance of $708,345 in common stock during the 1998 period compared to proceeds of $1,265,535 from preferred stock and $782,508 from common stock offset by the $352,350 redemption of preferred stock during comparable periods in 1997.

     Cash increased in the nine months ended June 30, 1998 by $254,500 compared to a decrease of $15,860 for the comparable periods of 1997. These changes increased the ending cash balance to $645,987 at June 30, 1998 from $391,487 at September 30, 1997. The 1997 changes decreased the $210,486 September 30, 1996 balance to $194,626 at June 30, 1997.

YEAR 2000

     the Company could experience difficulties with the year 2000 Issue in the future. The year 2000 Issue is the result of computer programs that are written using two digits rather than four to define the applicable year. Any computer programs that affect the Company's activities and that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations that depend upon such date-sensitive software or computer hardware. The potential problems include, among other things, a temporary inability to process transactions, send invoices, transfer funds, or engage in similar normal business activities.

     Based upon a recent assessment, the Company believes the software it uses would present limited year 2000 Issues. The Company believes that its activities do not rely upon date-sensitive computer software or hardware for its own activities. The Company has been unable to evaluate whether the software and computer equipment used by third parties with whom it conducts business, including potential licensees, are Year 2000 compliant. If they are not, then the Company may experience delays and difficulties in receiving funds from them, and in paying funds necessary to satisfy the Company's various financial and legal obligations, among other problems. These and related difficulties, especially if the Year 2000 Issue causes problems and system failures for other businesses upon which the Company relies, could have material adverse consequences for the Company and its financial condition.

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

     The Financial Accounting Standards Board has recently issued Statements of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities ("SFAS No.133")". SFAS No. 133 establishes standards for recognizing all derivative instruments including those for hedging activities as either assets or liabilities in the statement of financial position and measuring those instruments at fair value. This statement is effective for fiscal years beginning after June 30, 1999. The Company has not yet determined the effect of SFAS No. 133 on its financial statements

                             PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.  None.

Item 2.   Change in Securities and Use of Proceeds.

     The following table shows information concerning all sales of the Company's equity securities sold by the Company during the period covered by this report that were not registered under the Securities Act of 1933, as amended.

                              Total                                                  Exemptions
Date           Securities     Securities     Offering    Total          Class of       From
of Sale        Sold           Sold           Price       Commissions    Purchasers     Registration
-------        ----           ----           -----       -----------    ----------     ------------
Oct 17,1997    Promissory     26             $620,500    $ 63,050       Accredited     Rules 505,506,
               Notes                                                    Investors      Section 4(6)
               convertible
               into common
               stock

Feb 9,1998     Convertible
               Preferred
               Stock          200,000        $2,000,000   $200,000      Accredited     Rules 505,506,
                                                                        Investors      Section 4(6)

     The promissory notes in the original principal balance of $620,500 were converted into shares of Common Stock at $.33 per share in April 1998.

     The convertible preferred stock was registered with the Securities and Exchange Commission in March 1998 as per designated S-3 filing (see Note 3).

Item 3.   Defaults Upon Senior Securities.  None.

Item 4.   Submission of Matters to a Vote of Security Holders.  None.

Item 5.   Other Information.  None.

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits.  None
     (b) Current report on Form 8-K dated June 24, 1998 regarding the status of negotiations with Texaco Natural Gas, Inc.

                                      SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              RENTECH, INC.


Dated: August 10, 1998        /s/ Dennis L. Yakobson
                              ----------------------------------------
                              Dennis L. Yakobson, President


Dated: August 10, 1998        /s/ James P. Samuels
                              ----------------------------------------
                              James P. Samuels, Vice President-Finance
                              and Chief Financial Officer