Form 10KSB
period 1998-09-30
RENTECH INC /CO/
filed 1999-01-13
CIK 868725

                      U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549


                                    FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended September 30, 1998

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE ACT OF 1934

              For the transition period from __________ to __________

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

Yes  X  .  No       .

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's revenues for its most recent fiscal year ended September 30, 1998 were $1,987,586.

     The aggregate market value of voting stock held by nonaffiliates of the issuer as of November 2, 1998 was $44,617,041 based upon the average closing bid and asked prices of such stock on that date.

     The number of shares outstanding of the issuer's common stock as of January 8, 1999 was 43,437,438.

     Transitional Small Business Disclosure Format.  Yes      No   X

                                     PART I

Item 1.   Description of Business

     Rentech, Inc. (the "Company" or "Rentech") was incorporated as a Colorado corporation in 1981. It was organized to develop and exploit its process for the conversion of gases and solid materials that bear carbons into valuable liquid hydrocarbons ("gas to liquids" or "GTL Technology"). The end products include high quality transportation fuels and petrochemical feedstocks.

     Rentech is implementing a strategic plan to engage in three primary areas of business as outlined in its Annual Shareholders Meeting of June 24, 1998. Rentech intends to accelerate its development of its gas-to-liquids technology by further research into solids-to-liquids and its liquids-to-liquids processes in cooperation with Texaco Natural Gas, Inc. The Company's second area of business is its continuing investment into its advanced technology joint ventures with ITN Energy Systems, Inc. These investments in thin-film substrate research, smart metal applications and ceramic membrane development provide significant long-term growth potential for Rentech. The Company's third area of business is the continuing acquisition of commercial businesses with strong cash flows to provide the economic stability necessary to advance the Company's strategic plan.


Rentech GTL Technology--Petrochemicals

     Rentech was originally established to develop and exploit its GTL Technology for the conversion of low-value carbon bearing solids or gases into valuable liquid hydrocarbons, including premium diesel fuel, naphthas and waxes. The technical feasibility of the Rentech GTL Technology, that is, ability of the Company's conversion processes to convert carbon-bearing gases into valuable liquid hydrocarbons, was established in the Company's first pilot plant. That plant operated periodically between 1982 and 1985. Technical feasibility was again demonstrated in the Company's second pilot plant operated during 1989.

     Basic gas to liquids conversion technology has existed since the 1920s.
The Rentech GTL Technology is based upon the Fischer-Tropsch conversion process that was originally developed in Germany during the 1930s to create synthetic fuels. When petroleum imports became readily available after World War II, Fischer-Tropsch research went into decline. At that time and thereafter, the commercial use of the technology was not economically viable. The Arab oil embargo of 1973 created fuel shortages, and that crisis renewed interest in Fischer-Tropsch processes. Research was conducted at the Naval Weapons Center in China Lake, California and later at the Solar Energy Research Institute in Golden, Colorado. Based in part on those efforts, Rentech developed its own gas to liquids conversion process as well as a catalyst that is essential to use of the Rentech GTL Technology.

     The Rentech GTL Technology uses an iron-based catalyst. Rentech's catalyst operates on feedstock with any hydrogen to carbon ratio. That capability, shared by only one other technology provider known to management, enables Rentech's GTL Technology to convert both natural gas and solids into liquid hydrocarbons. Natural gas must first be reformed into synthesis gas, a mixture of hydrogen and carbon monoxide gases. The solid and liquid materials must be converted into gaseous form and then reformed into synthesis gas. The synthesis gas is then used as the feed for the conversion step provided by the Rentech GTL Technology to produce liquid hydrocarbons.

     Economic use of the Rentech GTL Technology depends upon inexpensive sources of carbon-bearing gas or solids that can be efficiently converted into feedstock gases. Many types of carbon-bearing materials are suitable sources of feedstock for the Rentech GTL Technology. Several of these materials are in abundant supply worldwide. Some of the most important sources of feedstock are natural gas, coal, and low-value refinery residues. Other sources of feedstock include methane, gas collected from coal beds, industrial off gases that are the byproduct of an industry process, and, waste agricultural products such as straw and rice hulls.

     Rentech GTL Technology can provide a means of utilizing carbon-bearing resources that are currently unmarketable, for one of several reasons. Many natural gas reservoirs around the world have been identified but are presently unmarketable because they are in remote locations too far from markets for economic transportation in the gaseous state. If these types of reserves are converted into liquid hydrocarbons, they can be transported in trucks, tankers and pipelines like other liquid hydrocarbons. Other natural gas reserves are unmarketable due to the presence of diluents, including carbon dioxide and nitrogen, both of which can be utilized in the Rentech GTL Technology. Some low grade coal deposits and high sulphur coal deposits are uneconomic for coal mining but may be gasified and used as feedstock for the Rentech GTL Technology. Oil refinery residues, unless they are treated at considerable expense, must be disposed of as hazardous materials. If instead, the residues are gasified and used as feedstock for the Rentech GTL Technology, they can produce valuable liquid hydrocarbons that are subject to treatment like other liquid hydrocarbon products. See "Description of Business, Feedstock Supplies for the Rentech GTL Technology."

     The principal products of the Rentech GTL Technology process are clean-burning and premium-grade diesel fuel, naphthas useful as a feedstock for chemical processing and for refining into varnishes and mineral spirits, and waxes useful in hot-melt adhesives, inks and coatings, and a variety of other wax-based products.

     The Company's original business is licensing the Rentech gas-to-liquids Technology, including sale of its patented catalyst. Licensees are granted in exchange for license fees and royalties on the production of liquid hydrocarbons from conversion plants that use the GTL Technology. The licenses provide that the licensees will construct and own the conversion plants. Rentech also provides engineering design and technical services under contract with its licensees for their use in constructing licensed plants. In addition, Rentech provides engineering services and startup operational support services on a fee basis for licensed plants. Rentech may reserve the right to contract for the engineering and manufacture of the synthesis gas reactor modules that are essential to use of its GTL Technology in conversion plants.

     The Company has not in the past year, and does not in the future, expect to incur any costs for constructing plants that it would own. It may, however, make investments to acquire minority ownership interests in future plants constructed by licensees. See "Description of Business - Present Licenses and Contracts for the Rentech GTL Technology."

Environmental and Industrial Products--Okon, Inc.

     In March 1997, Rentech entered into the business of manufacturing and selling water-based stains, sealers and coatings on a wholesale basis by purchasing the assets of Okon, Inc. ("Okon"). The coatings produced and sold by the Okon subsidiary are biodegradable and environmentally clean. The formulas used by Okon for manufacturing its products are proprietary. The customers are primarily the construction industry and architects who use the coatings on wood, concrete and masonry for their construction projects.
Okon, at present, is the Company's primary source of revenue.

     Okon has been engaged for over 25 years in the business of manufacturing and marketing biodegradable and environmentally clean water-based wood stains, concrete stains, block pluggers and other water repellent sealers. Okon markets and sells its products nationwide through a variety of channels. These include distribution through paint dealers, retailers other than discount retailers and mass merchandisers, industry users, and architects and building contractors. Okon has a one-person sales staff, but no distributors or independent sales representatives. The brand names of the various products are recognized throughout the industry.

     Primarily, Okon manufactures and markets standard products, but it also will prepare special products for large orders. Sales are generally made pursuant to purchase orders, which are occasionally revised to reflect changes in the customer's requirements or to establish special orders. Product deliveries are scheduled upon Okon's receipt of purchase orders, and orders are typically filled within one to two days. Okon had no significant backlog of orders as of September 30, 1998. Generally the purchase orders allow customers to reschedule delivery dates and cancel purchase orders without significant penalties. Orders are occasionally rescheduled, revised or canceled. For these reasons, the Company believes that its backlog, while useful for scheduling production, is not necessarily a reliable indicator of future revenues.

     Historically, sales of stains and sealers have been seasonal in nature. The heaviest concentration of sales have occurred in the spring and summer months. Production schedules are timed to reflect these seasonal variations.

     Okon's sales of products to certain customers, individually, may constitute a significant portion of its revenues. Okon, however, sells to over 2,000 customers, and the loss of any single customer would not have a material adverse effect upon the overall business of the Okon subsidiary.

     The coatings industry in which Okon conducts its business is highly competitive and has historically been subject to intense price competition. Other competitive factors in the coatings industry include the content of volatile organic compounds (V.O.C.) in the product, product quality, product innovation, and distribution. There are five major competitors in this market. Management believes that the entire market is approximately $27,000,000 per year. Okon is well positioned in the industry. The Company believes that Okon is very competitive based on the quality of its products and their unique properties, including the absence of V.O.C. ingredients. Okon's products are water-based and biodegradable.

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

     The environmental advantages of the Okon products complement Rentech's business philosophy of producing environmentally cleaner fuels and products. The Company's long-term plan is to establish an environmental and industrial products group that includes Okon.


Advanced Technologies (ITN Electronic Substrates LLC)

     Rentech owns 10% of ITN Energy Systems, Inc. ("ITN/ES"), a privately owned Colorado corporation. ITN/ES owns 50% of an Arizona limited liability company called Global Solar Energy LLC ("Global Solar Energy"). The other 50% owner of Global Solar Energy is Advanced Energy Technologies, Inc., a wholly owned subsidiary of Tucson Electric Power Corporation, which is a wholly-owned subsidiary of UniSource Energy Corporation.

     Global Solar Energy, established in May 1996 by Tucson Electric Power and ITN/ES, manufactures and markets flexible photovoltaic (PV) modules. The PV modules are used for the production of electricity. Global Solar Energy utilizes innovative solar technology developed by ITN/ES to produce Copper Indium Diselenide (CIS), a new class of solar cell materials in a state-of-the-art facility in Tucson, Arizona. The facility, scheduled to go on line in the first quarter of 1999, is designed to manufacture and produce up to 1.5 megawatts of thin-film photovoltaic modules that are 1/20th the thickness of a piece of paper. The flexible photovoltaic modules are to be sold for military, space, consumer, and commercial applications. Additional plans call for the plant's production capacity to be expanded substantially to meet increasing demands for an environmentally safe energy source. It is expected that the innovative manufacturing technology incorporated into the new plant can reduce production costs below that of other existing solar energy technologies. Rentech's interest in ITN/ES provides Rentech an indirect interest amounting to 5% of Global Solar Energy.

     As a step toward its long-term goal of establishing an advanced technology group, Rentech agreed in July 1997 with ITN/ES to enter into a new business organized as ITN Electronic Substrates LLC ("LLC"). Rentech owns 50% of the LLC, and ITN/ES owns 50%. Rentech is manager of the LLC for financial, marketing, and operational matters. The other member of the LLC is manager for technical matters. Rentech and ITN/ES contemplate that the LLC's business will be based upon advanced technology to be contributed to it by ITN/ES. The LLC will use the technology to manufacture and sell flexible thin-film on which it has electronically deposited metals with unique properties, such as copper and molybdenum, that provide conductive paths to which computer chips may be attached. The customers are expected to be contract manufacturers in the computer, aerospace and medical instrument industries, as well as large end-users which would use the substrates to manufacture their own products. The LLC is actively pursuing development of a passive RFID tag (Radio Frequency Identification Tag) with a major customer. This tag will be manufactured utilizing thin film substrate technology. The Company and the LLC believe that there is a substantial future market in the distribution, warehousing and transportation fields for passive and active RFID tags. The LLC has developed alpha-stage prototypes which are currently being evaluated by prospective customers.

     Rentech has an agreement with ITN/ES contemplating co-ownership by them of additional businesses to be organized as limited liability companies. The additional limited liability companies would commercially exploit other advanced technologies developed by ITN/ES. There are several such potential technologies. These include advanced processes for ceramic deposition on materials to improve their capacity to withstand heat and wear. Another potential technology involves use of shape memory alloys that are highly advanced metals which, by the proper application of heat, cold or electrical impulse can perform a mechanical function with precision for long periods of time. An application of this technology is the Thermal Heat Engine or solar pump being developed by ITN/ES and Rentech. This pump utilizes ambient temperature differentials between ground water and air temperature to activate an advanced spring made of shape memory alloys to drive the pump action.

     The agreement between Rentech and ITN/ES recognizes that commercialization of the technologies already in existence, as well as those that may be developed in the future by ITN/ES, may require establishment of additional business entities. By mutual agreement with ITN/ES, Rentech may provide additional capital to increase its ownership interest in the various advanced technologies developed by ITN/ES.


Business Strategy for Commercializing the Rentech GTL Technology

     The Company's objective for its Rentech GTL Technology is to license the GTL Technology for use in plants to be constructed and financed by licensees. The Rentech GTL Technology is innovative, has been presented at energy industry conferences, and has become generally known throughout the energy industry. Interested businesses that are potential licensees have initiated contacts with the Company. The Company has also had negotiations with potential licensees who were introduced through its present licensees. See "Texaco License Arrangement."

     Rentech's licensees are responsible for financing, constructing and operating their own conversion plants that use the Rentech GTL Technology and catalyst. Licensees would also pay for synthesis gas reactor modules that are supplied by Rentech to meet the special design specifications required for each plant. It is the licensee's obligation to obtain the feedstock material, either carbon bearing solids or gases, to be fed into the licensee's plant. Each licensee is also responsible for marketing the liquid hydrocarbon products produced from their licensed plant.

     Conversion plants that use the Rentech GTL Technology may be designed to produce from several hundred up to one hundred thousand or more barrels per day of product. The smaller plants are expected to be assembled from component systems that are trucked into remote locations where inexpensive sources of feedstock may be available. Plants with the largest production capabilities would have to be constructed directly at the sites where they are to be operated. The cost of constructing conversion plants will vary depending upon production capacity; available infrastructure such as electrical power, water supplies, roads, gas pipelines and the like; location; cost of financing; whether the feedstock is a gas or carbon-bearing solid that must first be converted to synthesis gas; and, other factors.

     Some of Rentech's licensees and prospective licensees are foreign and expect to locate their plants outside the United States. Domestic licensees may also construct their plants in other countries. Many foreign nations, such as India, have substantial needs for diesel fuel that are not being met at this time.

     The designs of plants for use of the Rentech GTL Technology are complex. Each design must be developed to fit the composition of the synthesis gas that will be the feedstock, and also designed to produce the desired products. Business dealings in foreign countries, the ability of licensees to obtain financing for construction of plants, and the complexity of design are factors that may result in delays in schedules for financing, design, construction and start up of operations of a plant following the initial decision to proceed with construction.


Texaco License Arrangement for the Rentech GTL Technology

     On October 8, 1998, Rentech entered into a licensing agreement with Texaco Natural Gas, Inc. ("Texaco") for the Rentech GTL Technology. Under the license, Texaco will use Rentech's gas to liquids technology in combination with Texaco's proprietary gasification technology to produce liquid hydrocarbon products such as naphtha, fuel and specialty products.

     The Texaco gasification technology, which produces synthesis gas by partial oxidation of carbon-based substances, will be used to generate the synthesis gas feedstock for the Rentech GTL Technology. The combination of these technologies will allow for the use of a broad range of feedstocks such as petroleum coke, oils and byproducts generated in refineries and chemical plants.

     Under the terms of the agreement, Texaco has an exclusive, worldwide (except in India) license to use and sublicense the Rentech GTL Technology in projects where solid and liquid hydrocarbons are used as feedstocks for the generation of synthesis gas in a gasification process such as the proprietary Texaco gasification process. Rentech retains the right to license at its discretion for GTL technology for 100% natural gas feedstock. Texaco and Rentech will share revenues from plants licensed under this agreement. Additionally, Texaco received a non-exclusive license (except in India) to use the Rentech GTL Technology for the conversion of 100% natural gas feedstock.

     Until the deployment and integration of the two technologies is completed, Rentech will not have information adequate to assess whether the arrangement with Texaco will result in significant revenues to Rentech at some time in the future.

Thermal Conversion Corp Test of Rentech GTL Technology

     In August 1998, Rentech entered into a joint venture with Thermal Conversion Corp ("TCC"). TCC is wholly owned by EnerTek Partners, a consortium of major U.S. energy production and distribution companies. These companies include Columbia Gas, Consolidated Natural Gas, Enron, and Southern California Gas Company. EnerTek Partners is managed by Scientific Advances, Inc., a subsidiary of Battelle Memorial Institute.

     TCC owns technology by which an electrically generated high-power electric current is created inside a high temperature reactor for the purpose of converting carbon bearing gases induced into the reactor into synthesis gas, a mixture of carbon monoxide and hydrogen. The TCC thermal and chemical process is referred to as plasma technology. Tests are being conducted by TCC to determine whether TCC's plasma technology, in the presence of Rentech's catalyst, economically converts natural gas into synthesis gases that have compositions prescribed in advance. If so, the synthesis gases produced by this process could be suitable for use in gas conversion plants that use Rentech's GTL Technology. Successful combination of TCC's plasma technology with Rentech's GTL Technology would enable users of Rentech's technology to use smaller scale and less expensive gas conversion plants than are now required. This could provide a cost-effective solution to the need for gas conversion plants that are small enough to be mounted and economically used on barges for production of liquid hydrocarbons from offshore natural gas wells.

     The tests are not expected to be completed until the first few months of 1999. If the tests are successful, Rentech will be entitled to a nonexclusive license to use the TCC plasma technology with the Rentech GTL Technology. Rentech will also receive, for 10 years, 5% of any future license fees, royalties or other payments in lieu thereof that are received by TCC for use of its plasma technology in any other gas-to-liquids projects.


Demonstration of the Rentech GTL Technology in the Synhytech Plant

     In 1985, Fuel Resources Development Company ("Fuelco"), a wholly-owned subsidiary of Public Service Company of Colorado ("PSCo"), evaluated Rentech's GTL Technology. Based upon a favorable review in 1986, Rentech granted Fuelco the right to obtain an option to license the GTL Technology, and Fuelco continued its evaluation. Fuelco subsequently assisted with construction and operation of the second pilot plant in 1989. Successful operation of that plant confirmed the technical feasibility of Rentech's GTL Technology, that is, the ability of the GTL Technology to convert carbon-bearing gases, and solids converted into synthesis gas, that are fed to a conversion plant, into valuable liquid hydrocarbons such as diesel fuel, naphthas, and waxes. In 1990 Fuelco began construction of the first full-scale conversion plant, located near Pueblo, Colorado. This plant, called the Synhytech plant, cost Fuelco approximately $25 million to construct, maintain and operate. It was specifically designed and constructed to use methane gas from an adjacent landfill as its feedstock. The plant was designed and built by a contractor for Fuelco to produce 235 barrels of liquid hydrocarbons per day. Fuelco commenced start up operations of the Synhytech plant and first produced liquid hydrocarbons in January 1992. Rentech's GTL Technology, including its synthesis reactors and catalyst, performed as expected. Fuelco was unable, however, to produce enough methane from the landfill to operate the plant. Contrary to the results that Fuelco expected based upon previous test drilling into the landfill, most of the methane produced by decomposition of the landfill apparently escaped into the atmosphere rather than entering the gas gathering pipeline that Fuelco had installed in the landfill for delivery of the landfill gas to the Synhytech plant. Further, the composition of the gas was considerably different than the gas Fuelco had determined would be produced. Consequently, the gas that was produced was collected in inadequate volumes and was not a suitable feedstock for the Synhytech plant because it did not contain the combination of carbon bearing materials that Fuelco projected and for which the plant was specifically designed. The deficiencies in Fuelco's ability to collect its projected volume of landfill gas and in the composition of the landfill gas that it did collect have no relation to the technical feasibility of the Rentech GTL Technology. That technology cannot be successfully applied without an adequate volume of gas that has the same composition as that which a plant is designed to use.

     After the deficiency in feedstock gas was discovered, Fuelco constructed a pipeline to bring an expensive and limited supply of natural gas to the plant as an alternative feedstock on a temporary basis. Fuelco operated the plant with a mixture of the pipeline natural gas and the landfill gas. Because this temporary gas supply was not intended to be a permanent supply due to the high cost of the natural gas, because it was delivered under too low a pressure to meet the plant's original design requirements, and because the natural gas supply was subject to cutoff in favor of prior users during periods of high demand for gas, Fuelco shut down operations of the plant in May 1992 to seek a better feedstock source and to repair mechanical problems in the conventional systems of the plant. In mid-1992, before Fuelco could solve these problems, PSCo, as part of its decision to return to its core business of producing and selling electricity, decided to divest several subsidiary businesses. The subsidiaries that PSCo divested included its real estate development business and Fuelco and its Synhytech operations. After extensive negotiations based upon the potential of claims by Rentech against PSCo and Fuelco, they transferred all interests in the Synhytech plant to Rentech in May 1993. PSCo and Fuelco also transferred to Rentech associated equipment and assets, including $650,000 in cash and all the machinery, equipment and other assets assembled by Fuelco in Boulder, Colorado to manufacture Rentech's proprietary catalyst. The primary motivation for PSCo to enter into the transfer agreement was Rentech's agreement to release its claims that PSCo and Fuelco failed to perform under its license agreement with Rentech to construct and operate a commercial size plant. The transfer required no cash or stock from Rentech, but instead was based on termination of the relationship between the companies and release of Rentech's claims against Fuelco and PSCo. Fuelco's 20% interest in Rentech's future revenues from royalties and license fees reverted to Rentech. PSCo retained its equity interest in Rentech as a shareholder of the Company.

     In February 1993, Rentech took possession of the Synhytech plant and the related assets acquired from Fuelco and Public Service Company of Colorado. Before acquiring the Synhytech plant, Rentech had entered into negotiations with prospective licensees who had indicated interest in acquiring licenses if the Company could provide data from actual operations of a full-size plant. In order to provide verifiable statistics and evidence for prospective licensees, and to evaluate the plant and its components for resale to one or more prospective licensees, Rentech decided to operate the plant for a short period of time. Rentech therefore converted the Synhytech plant during 1993 to use natural gas rather than landfill gas; corrected or resized several items of equipment and other associated hardware; and modified several aspects of the engineering design used by Fuelco for the conventional systems of the plant. Rentech's costs to convert the plant, including operations during the demonstration run and assumption of all obligations for equipment leases, gas supply contracts and utilities, were approximately $3.3 million.

     In accordance with the Company's plan to provide operating data on Rentech's GTL Technology in a full-size, commercial scale plant and to evaluate the plant, Rentech operated the modified Synhytech plant successfully in a continuous state for three weeks during July and August 1993. As planned, the plant was then shut down pending a decision by Rentech's management regarding its sale or other disposition. During the demonstration phase, the plant operated at design specifications, produced the expected range of hydrocarbon products, and achieved the design conversion ratios anticipated for Rentech's catalyst used in the conversion process. The technical data collected and initial product test results show the Rentech GTL Technology is feasible for commercial exploitation. The operations produced liquid hydrocarbon products, samples of which are available to prospective licensees for their evaluation of uses, markets and pricing of the products. Valuable engineering and operational data bearing on the efficiency and economics of the GTL Technology were collected. This information will also be used by licensees in the design of their own plants.
 Based on these results, which were observed by several prospective licensees, Rentech was able to obtain arrangements for use of its GTL Technology in the Henan Plant in China, which license was allowed to expire, and the Arunachal Pradesh plant under construction in India. See "Description of Business--Present Licenses and Contracts for the Rentech GTL Technology." Rentech expects to recover the related costs of the demonstration run in the Synhytech Plant over the term of present and expected future license agreements.

     In 1993, the Synhytech plant fulfilled Rentech's purposes of demonstrating use of its GTL Technology on a commercial scale and collection of data for use by licensees in their plants. However, Fuelco's inability to obtain its projected quantities and adequate quality of gas feedstock from the landfill adversely impacted the economic viability of the plant. That failure prevented the Synhytech plant from ever being operated at a profit at the original site. Accordingly, in 1995, Rentech sold the Synhytech plant as a whole, except for the buildings used for support activities, to its licensee for the India plant. The plant was dismantled in 1996. The component parts were shipped to Arunachal Pradesh, India where the plant has been reassembled and modified for use of the Rentech GTL Technology.


Present Licenses and Contracts for the Rentech GTL Technology

     Rentech's business arrangement with Texaco grants Texaco the exclusive license, except in India, to use and sublicense Rentech's GTL Technology for solid and liquid feedstocks in plants where a gasification process is used. See "Description of Business -- Texaco License Arrangement." Rentech retains rights to license the GTL Technology for 100% natural gas feedstock but Texaco also received a non-exclusive license to use the technology for 100% natural gas feedstock.

     Several other licenses for use of the GTL Technology have been granted by Rentech, as described in this section. Rentech's licenses for 100% natural gas feedstock authorize a third party to construct a conversion plant utilizing the Rentech GTL Technology. The license agreements are granted in exchange for license fees, engineering design fees, and production royalties based either upon a percentage of gross proceeds from the sale of liquid hydrocarbons or other products produced through use of the Rentech GTL Technology or based upon some other measure of product value. Licenses may grant either exclusive or non-exclusive rights to use the GTL Technology in identified countries or other geographic areas. The license fees and terms are individually negotiated and vary among licensees.

     In September 1992, Rentech granted the exclusive right to ITN, Inc., a Colorado corporation, to market the Rentech GTL Technology in the country of India to potential owners of Rentech gas conversion plants. ITN, Inc. is owned by Dr. Mohan S. Misra, who also owns a majority of ITN/ES. See "Description of Business--Advanced Technologies (ITN Electronic Substrates
LLC)." If ITN, Inc. identifies parties who obtain a license from Rentech and build a plant or plants in India using the Rentech GTL Technology, ITN, Inc. is entitled to 20% of Rentech's royalty, license fee or other revenues from such plants as compensation. ITN, Inc. continues to assist with marketing the Rentech GTL Technology in India.

     Through the efforts of ITN, Inc., Rentech has granted a license for the design and construction of a process plant in India using Rentech's GTL Technology. The plant is to be a 360 barrel per day plant, using flared gas in the state of Arunachal Pradesh in northeastern India. The owners are Donyi Polo Petrochemicals Ltd., the state government of Arunachal Pradesh, and Oil India, Ltd., a government of India enterprise. Gas feedstock that is presently flared from oil wells has been allocated to this project by the state government of Arunachal Pradesh. Between August 1994 and February 1995, Rentech completed a $300,000 preliminary contract for the basic design of the plant that it entered into in 1994 with the plant owners. In 1995, Donyi Polo Petrochemicals, which acquired the license from Rentech, purchased Rentech's Synhytech plant near Pueblo, Colorado. Rentech has earned $240,000 as payments due toward its license fee. The Synhytech plant, which constitutes the majority of base components of the India plant, was relocated to India in late 1996 for use at the Arunachal Pradesh site. In addition to the $250,000 contract for engineering services awarded to Rentech, Donyi Polo Petrochemicals contracted with Humphries & Glasgow, Bombay, India, for the prime engineering contract and for the design and fabrication of the required wax distillation equipment. In 1998, the final engineering design of the plant was completed by Humphries & Glasgow and construction of the plant was started. Completion of the plant is expected during early 2000. The license agreement provides for royalty payments to Rentech for seven years after commencement of production from the plant. The licensee is to construct and operate its own catalyst manufacturing plant, using the Company's patents, for the production of catalyst for its plant.

     Rentech has been requested by Oil and Natural Gas Commission, the state oil company of India, to prepare quotations for the design of other gas conversion facilities in India that would use the Rentech GTL Technology. The plans under consideration would be sized to produce 2,800 and 10,000 barrels per day of products from use of the Rentech GTL Technology. No decisions have been made to proceed with these plants. Rentech does not expect engineering design contracts, license fees or revenues from them in the foreseeable future. Additional prospective Indian licensees are waiting to learn the results of operation of the Arunachal Pradesh plant in India or another commercial size plant using the Rentech GTL Technology.

Market for Products Produced by the Rentech GTL Technology

     The market for diesel fuel is well established, extends worldwide, is large, and is expected to increase. Recent total distillate fuel oil consumption in the United States was in excess of 132 million gallons per day, and over 750 million gallons per day worldwide.


Rentech Diesel Fuel

     Laboratory tests made to determine the fuel properties of the diesel fuel produced by use of Rentech's GTL Technology have been made by independent testing agencies. While not exhaustive or definitive from a scientific point of view, these tests indicate that it is a high-grade diesel fuel that provides environmental advantages over regularly available diesel fuel. Compared to Commercial No. 2 diesel fuel, the Rentech diesel fuel has four fuel properties that make it less polluting. These are an absence of sulphur, zero percent aromatics by volume, a higher cetane number, and a lower 90% distillation temperature. During the tests, Rentech's diesel fuel demonstrated significant reductions in harmful exhaust gas emissions. Based on the test reports, Rentech's management believes that its diesel fuel has improved combustion characteristics as measured by its higher cetane value. See "Description of Business-- Patents Relating to the Rentech GTL Technology."

     A series of federal statutes known as the Clean Air Act Amendments of 1990 and the Energy Policy Act of 1992 and related executive orders have established benchmarks for reductions in harmful exhaust emissions within the United States. The U.S. Environmental Protection Agency has required reductions in diesel fuel sulphur to 0.05% weight maximum. The state of California, which has more motor vehicles than any other state, and several other state and local governments, have also adopted legislation establishing allowable levels of exhaust emissions for vehicles and businesses. The California limits include 0.05% sulphur weight maximum and lowering aromatics content to a maximum of 10% by volume. The legislative goals of the various legislative and regulatory requirements are to reduce harmful engine exhaust emissions by reducing fuel aromatics by volume, lowering the 90% distillation temperature, and reducing the sulphur levels of diesel fuels. Initial studies as to the requirements of California and other jurisdictions have shown that emissions of hydrocarbons, carbon monoxide, oxides of nitrogen, and particulate matter seem to be reduced by a reduction in fuel aromatics. Higher cetane numbers were found to reduce hydrocarbon and carbon monoxide emissions. Lowering the sulphur content of diesel fuel helps reduce particulate matter emissions. Independent third-party testing to support the patent applications and claims were completed by

          -    High Altitude Research Center, Aurora, CO

          -    Detroit Diesel, Detroit, MI

          -    California Air Resources Board, El Monte, CA

     Based on the fuel characteristics tests previously described in this section, Rentech's diesel fuel would seem to have many of the qualities that the emerging legislation requires. Before Rentech's diesel fuel could be said to be a practical solution to the air emission problems, however, long-term engine wear tests are necessary. Studies conducted by several companies on commonly available diesel fuels that have low aromatics and low sulphur content show that such fuels may cause premature mechanical failure of some engine parts, particularly fuel injection pumps. However, low sulphur fuel produced from low sulphur crude oil has been used for many years without any noticeable increase in engine failures. Industry studies indicate that increased risk of premature failure of certain classes of fuel injection pumps may be caused by the severe hydrotreating step used by other companies. For them, the hydrotreating step is necessary to reduce both the aromatic content as well as the sulphur content of commonly available diesel fuel.
The Company's GTL Technology used to produce its aromatic and sulphur free diesel fuel from synthesis gas may not require the severe hydrogenation step.

     Some fuel industry researchers have suggested the use of additives to diesel fuels that meet the new regulatory standards as a means of reducing fuel system wear. Additives would increase the cost of such fuels, including Rentech's diesel fuel, if that proved necessary. Preliminary work and studies by others indicate the cost of additives would not be so material as to substantially impact present costs. Rentech's management believes that its diesel fuel can best be used for blending with readily available diesel fuel to reduce the visible and invisible contaminants in exhaust gases produced by combustion engines.

     The diesel fuel fraction produced by use of the Rentech GTL Technology is an excellent blending stock to upgrade non-specification fuels or to improve the quality of the commercial diesel currently being produced in refineries. Blending with Rentech's diesel fuel lowers the aromatic and sulphur content and increases the cetane index of commercial diesel. Rentech has patented the blending of its Fischer-Tropsch diesel fuel with commercial diesel to reduce harmful emissions.

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


Rentech Naphthas

     Rentech's GTL Technology also produces naphthas. Naphthas are liquid hydrocarbon products that are lighter than diesel fuel. Naphthas are used extensively in manufacturing processes for products as diverse as paint, printing ink, polish, adhesives, perfumes, glues and fats. Naphthas produced at conversion plants using the Rentech GTL Technology are expected to be in demand due to their lower toxicity and lower aromatic content than other naphthas. Rentech's management is aware of at least one major urban area that limits the amounts of aromatics in naphthas due to environmental concerns. The U.S. market for one type of naphtha that can be produced using the Rentech GTL Technology has been estimated at 60,000 barrels per day.

Rentech Wax Products

     The waxes produced by the Rentech GTL Technology are expected to be the most valuable products on a unit basis. This is because the existing market prices for waxes are higher for each barrel of wax than for naphthas or diesel fuel. However, the wax market is very small and can easily become saturated. In such event, the waxes produced by the Company's GTL process can be thermally or hydrocracked to additional naphthas and diesel fuel.


Rentech Light Crude Oil

     If required, the conversion process in process plants using the Rentech GTL Technology can be easily modified to produce a light crude oil for sale to refineries. Rentech's GTL Technology produces a high-grade crude oil, already partially refined. Management believes it could be inexpensively refined in existing refineries into other petroleum products. The markets for these types of products are well developed and extensive.


Competition With the Rentech GTL Technology

     Several major oil companies are involved in large-scale synthetic fuel development. These competitors include Royal Dutch/Shell, Exxon, Syntroleum, and South African Synthetic Oil, Ltd. (SASOL), a South African company. Only SASOL has a technology similar to Rentech's using an iron-based catalyst and currently SASOL is not licensing its technology unless it is able to take a large equity position in the licensed projects. Additionally, Royal Dutch/Shell, Exxon and Syntroleum use cobalt-based catalyst in their GTL technologies, and, unlike iron-based GTL technologies, the cobalt-based GTL technologies are currently only used for the conversion of synthesis gas produced from natural gas. However, cobalt-based GTL technologies can be used to convert synthesis gas from liquids and solids but such a process plant requires the addition of expensive process equipment and will suffer reduced product yields.

     Rentech's management believes that its patents protect several unique features of its GTL Technology and catalyst that give it competitive advantages in costs and product yields over those of its competitors. See "Description of Business--Patents Relating to the Rentech GTL Technology." However, most companies that do or may compete with Rentech are well established. They have substantially greater financial, marketing, personnel and other resources than does Rentech. No assurance can be given that Rentech will be able to successfully compete on a price basis with either synthetic or natural fuels.


Catalyst Production for the Rentech GTL Technology

     Use of the Rentech's GTL Technology requires use of its proprietary catalyst. The license arrangements with both Texaco and Donyi Polo Petrochemicals Ltd. authorize them to manufacture the Rentech catalyst for their respective conversion plants. Rentech has no plans to manufacture its own catalyst. It expects to grant a license to an independent catalyst manufacturer for manufacture and delivery of catalyst or to grant a license to individual licensees to manufacture catalyst for their own use.


Feedstock Supplies for the Rentech GTL Technology

     The Company's licensees of its GTL Technology are responsible for obtaining their own supplies of carbon-bearing, low-cost feedstock, usually in substantial quantities. Economic use of the Rentech GTL Technology depends upon inexpensive sources of feedstock for its GTL process. Management believes such feedstocks are readily available to its licensees from inexpensive sources.

     A potential feedstock that is of growing importance is the heavy high sulphur residual fuels at refineries. These materials are commonly referred to as refinery residues or refinery bottoms. They are generally in the form of solids. The conversion of such feedstock materials to liquids is a good application for Rentech's solids-to-liquids or liquids-to-liquids technology. Within the next ten years a large surplus of high sulphur refinery residue is predicted which cannot be absorbed by the market. Conversion of such fuels to synthesis gas by conventional gasification technologies is an attractive option. The synthesis gas, a mixture of hydrogen and carbon monoxide, with its low hydrogen-to-carbon monoxide ratio, is an excellent feedstock source for conversion into liquid hydrocarbons by the application of Rentech's iron-based GTL Technology. The hydrocarbon products, as well as other byproducts such as the excess steam and hydrogen produced by the process, can all be utilized at the refinery.

     Additional sources of feedstock include natural gas, gas associated with the production of oil, methane gas collected from coal beds and industrial off gases. Carbon-bearing solids such as coal, biomass and other carbonaceous materials that, like natural gas and refinery residues, must first be converted to synthesis gas, can provide another feedstock source. Feedstock sources are also discussed in the section of this report called "Description of Business -- Rentech GTL Technology--Petrochemicals."


Patents Relating to the Rentech GTL Technology

     Rentech has been granted nine United States patents related to certain process applications, products produced, and materials used in its gas conversion process. The patents are directed to technology in the field of conversion of gaseous hydrocarbons to liquid hydrocarbons through use of Fischer-Tropsch processes in slurry bed reactors. Additional patent applications have been filed.

     The present patents include a method for cracking a Fischer-Tropsch wax; a method of making and promoting a promoted iron catalyst for use in slurry Fischer-Tropsch synthesis reactors; a synthetic oxygenated diesel fuel produced by Fischer-Tropsch synthesis; the overall gas to liquids conversion process; and, Rentech's oxygenated, sulphur and aromatic-free diesel fuel for use as an additive. Other patents solidify Rentech's previous patent relating to use of its diesel fuel as an additive. That use increases the oxygen content in diesel fuel to reduce harmful emissions while maintaining diesel fuel specification limits for viscosity.

     Two of the patents include key elements of the process that enables Rentech's iron-based catalyst to compete with cobalt-based catalysts used by other gas conversion processes. These patents protect process steps that improve Rentech's carbon conversion efficiency by over 30%. Additionally, due to their toxicity, cobalt catalysts used by others are less environmentally friendly because they create a waste hazard for their users. By comparison, Rentech's iron-based catalyst can be disposed of in a landfill with no environmental regulation or concerns. These factors make the Rentech process cost-effective and environmentally safe for converting gases containing hydrocarbons to liquids. They also allow Rentech's end products to be competitively priced with products made from other Fischer-Tropsch processes.

     The issuance of patents to the Company does not assure that competitors or licensees will not engage in infringement of such patents, especially outside the United States where rights to technology are generally not as well protected as in the United States. There are no assurances that the Company's patents will not be challenged, invalidated or circumvented, that the rights granted by the patents will provide competitive advantages to the Company, or that the Company's efforts to protect its intellectual property rights will be successful.


Governmental Regulations Pertaining to the Rentech GTL Technology

     Conversion plants using the Rentech GTL Technology and plants manufacturing Rentech's proprietary catalyst are subject to federal, state and local laws, rules and regulations relating to occupational health and safety as well as those regulating protection of the environment. Compliance with these requirements is not expected to require significant capital expenditures by Rentech. Compliance is the responsibility of the licensees that own and operate the plants.


Research and Development Pertaining to the Rentech GTL Technology

     The Company incurred $25,377 in expenses for research and development during the fiscal year ended September 30, 1998. No such expenses were incurred during the fiscal year ended September 30, 1997.


Employees

     At September 30, 1998, the Company had seven employees and its wholly-owned subsidiary, Okon, Inc., had eight full-time employees and two part-time employees. As of December 15, 1998, the Company had twelve employees because of staffing requirements for the Company's new research and development facility and the need for additional accounting staff.

Item 2.  Description of Property

Office Lease

     The executive offices of the Company are located in Denver, Colorado and consist of approximately 5,855 square feet of office space. The lease expires in October 2003 and includes an option to extend for another five-year term. The rent is approximately $115,524 per year.

     The Rentech Research and Development facilities are also located in Denver, Colorado, and consist of approximately 6,197 square feet of space located in the building and approximately 900 square feet of space located outside the building. The lease expires in March 2001. The rent is approximately $32,400 per year.


Okon Facility

     Okon, Inc. rents an industrial building located in Lakewood, Colorado, where it conducts its operations. The building contains approximately 12,000 square feet of office and warehouse space. The lease expires March 14, 1999 and includes an option to extend for a five-year term. In addition, Okon has the option to purchase the facility at any time during the lease term. The rent is $24,000 a year.


Item 3.   Legal Proceedings

     There are no material legal proceedings pending against the Company or its properties.


Item 4.   Submission of Matters to a Vote of Securities Holders

     The Company's annual meeting of shareholders was held on June 24, 1998. At the meeting, Ronald C. Butz and Douglas L. Sheeran were elected to terms ending in 2001 as members of the board of directors. The terms of John J. Ball, John
P. Diesel, Erich W. Tiepel and Dennis L. Yakobson as directors continue after the meeting. In addition, the 1998 Stock Option Plan authorizing the issuance of 500,000 shares to grantees under the plan was approved.

     The following tabulation shows the votes cast at the meeting on each matter voted upon, including election of directors.


                                     For             Withheld/      Not Voted
                                                     Against
                                     ---------       --------       ---------
 Election of Directors

 Ronald C. Butz                      25,978,933      410,689        0

 Douglas L. Sheeran                  25,978,456      411,166        0

 Approval of the 1998 Stock Option
 Plan:                               24,810,056      1,500,955      78,611


                                      PART II

Item 5.   Market For Registrant's Common Equity and Related Stockholder Matters

     The common stock of the Company trades on the NASDAQ SmallCap Market under the symbol RNTK. The following table sets forth the high and low bid prices for the Company's common stock, as reported on NASDAQ, for the quarters presented. The quotations reflect inter-dealer prices, without adjustment for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.


                                    Price Ranges
                        For the Quarterly Periods Indicated
                              1998                         1997
                         Low       High                Low       High
                         ---       ----                ---       ----
Jan.-Mar.                13/16     3/32                1/8       15/32
Apr.-Jun.                1-1/2     2-29/32             1/8       1/2
Jul.-Sep.                13/16     1-21/32             7/32      31/32
Oct-Dec.                 5/8       1-7/32              23/64     2-9/64


     The Nasdaq Stock Market has increased its financial requirements as of January 1998 for companies whose stocks are listed on Nasdaq. Among several changes, one makes stocks trading at less than $1 ineligible for continued listing, and another increases the total assets requirement to $3 million. At present Rentech meets all of the requirements even though its stock has recently traded for less than $1. There are no assurances that the Company will continue to meet the listing requirements. If it does not, the common stock would be dropped from Nasdaq's SmallCap Market after a grace period allowed for meeting the standards. The effect of delisting would have a material adverse effect upon ability of shareholders to sell their stock and upon the value of the stock.

     The approximate number of shareholders of record of the common stock of the Company as of September 30, 1998 was 407. The number of beneficial owners is estimated by management at not less than 6,000.

     No dividends have been declared with respect to the common stock during the 12-month fiscal year ended September 30, 1998. Dividends on the common stock may not be paid unless all accumulated and unpaid dividends due on the Series 1998-A and Series 1998-B preferred stock have been declared and the funds to pay those dividends have been set aside.

     The following table shows information concerning all sales of the Company's unregistered securities made by the Company during the past three years.


                    No.                 Total                                                       Exemptions
Date of             Security            Securities          Offering            Total               Class of        From
Sale                Sold                Sold                Price               Commissions         Purchasers      Registration
----                ----                ----                -----               -----------         ----------      ------------
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

Aug. 1, 1996        Common Stock        3,993,426           $   787,000         $   104,761         Accredited      Rules 505, 506,
                    and Warrants                                                                    Investors       Section 4(6)
                    to Purchase
                    3,993,426
                    shares of
                    Common Stock

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

Sep. 30, 1996       Common Stock          151,422           $    37,245                   0         Accredited      Rules 505, 506
                    and Warrants                                                                    Investors       Section 4(6)
                    to Purchase
                    33,724
                    shares of
                    Common Stock

Jan. 29, 1997       Common Stock        1,479,000           $    73,950                   0        Accredited      Rules 505, 506,
                                                                                                   Investor        Section 4(6)

Sep. 5, 1997        Common Stock        1,000,000           $   200,000                   0        Accredited      Rules 505, 506,
                                                                                                   Investor        and Section
                                                                                                                   4(6)



Oct. 17, 1997       Promissory                 26           $   620,500          $  63,050          Accredited      Rules 505, 506,
                    Notes                                                                           Investors       Section 4(6)
                    Convertible
                    into Common
                    Stock(1)

Jan. 26 and         Series                200,000           $ 2,000,000          $ 200,000(2)       Accredited      Rules 505, 506,
Feb. 9, 1998        1998-A                                                                          Investors       Section 4(6)
                    Convertible
                    Preferred
                    Stock

Jul. 10, 1998       Common              1,700,000              (3)                       0          Accredited      Rules 505, 506,
                    Stock                                                                           Investor        Section 4(6)

Jul. 17, 1998       Series 1998-B         100,000           $ 1,000,000          $ 100,000          Accredited      Rules 505, 506,
                    Convertible                                                                     Investors       Section 4(6)
                    Preferred
                    Stock(4)

Aug. 18, 1998       Series 1998-B         100,000           $ 1,000,000          $ 100,000          Accredited      Rules 505, 506,
                    Convertible                                                                     Investors       Section 4(6)
                    Preferred
                    Stock(4)

Sep. 15, 1998       Series 1998-B         100,000           $ 1,000,000          $ 100,000          Accredited      Rules 505, 506,
                    Convertible                                                                     Investors       Section 4(6)
                    Preferred
                    Stock(4)

Nov. 19, 1998       Common                100,000              (5)                       0          Accredited      Rules 505, 506,
                    Stock                                                                           Investor        Section 4(6)


(1) In addition to the convertible promissory notes, the placement agent received a warrant, exercisable for 5 years, to purchase the Company's convertible promissory note in the amount of $58,500. The note is convertible, for 180 days from exercise of the warrant, at 70% of the average closing bid price for the 5 trading days prior to conversion, not to exceed $.33 a share.

(2) Plus stock purchase warrants to purchase 120,000 shares of common stock at $1.00 and 80,000 shares of common stock at $1.023 per, in each case, if lower, 82.5% of the average closing bid for the 5 trading days prior to conversion. All preferred shares in this series since have been converted into common stock.

(3) The consideration received was 10% of the common stock of ITN Energy Systems, Inc. plus a 50% ownership in advanced technologies developed by ITN Energy Systems, Inc.

(4) If and to the extent that Rentech exercises its option to sell Series 1998-B Preferred Shares to the original investors, which Rentech may do up to August 9, 1999, those investors may convert their Series 1998-B Preferred Shares into common shares at any time more than 120 days after the conversion date.
     If any of the preferred shares remain outstanding on December 31, 1999, Rentech may convert them into common shares. The preferred shares are convertible into common stock at 82.5% of the average closing bid for the 5 trading days prior to conversion.

(5)  For investment banking services provided.

                              FORWARD-LOOKING STATEMENTS

     Statements made in this Form 10-KSB that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 ("The ACT") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believes," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. The Company intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.


Item 6.  Management's Discussion and Analysis or Plan of Operation

Results of Operations

For the year ended September 30, 1998 and the year ended September 30, 1997, the Company had net losses of $2,180,855 and $1,375,686, respectively. The increase of approximately 50% in loss for fiscal 1998 compared to fiscal 1997 is due to a $1,157,747 increase in general and administration costs attributable to the write-off of approximately $167,000 in doubtful accounts receivable , approximately $200,000 in salary and benefit costs associated with hiring of additional office staff and salary increases, increased public relations costs and increased legal expenses. Expenses for Okon were higher because of its longer reporting period in the full 1998 fiscal year as compared to a six and one half month period in fiscal 1997. Gross profit which is contributed totally by Okon is higher in fiscal year 1998 primarily due to the longer reporting period. Net interest costs are 55% less for the year ended September 30, 1998 as compared to the year ended September 30, 1997 primarily due to the elimination of notes payable during the year.

     During the year ended September 30, 1998, the Company recognized $1,987,586 for sales of water-based paints, sealers and coatings as compared to $1,189,536 for a six and one-half month period commencing March 20, 1997. This increase reflects the purchase of Okon in March 1997.

     During the year ended September 30, 1998, costs of sales related to the water-based paints, sealers and coatings was $944,068 as compared to $481,796 for the six and one-half month period ended September 30, 1997. This increase reflects the purchase of Okon in March 1997.

     The gross profit of $1,043,518 for the year ended September 30, 1998 is a result of increased sales of water-based paints, sealers and coatings as compared to $707,739 in fiscal 1997. The increase reflects the purchase of Okon in March 1997.

     During the year ended September 30, 1998, general and administrative expenses increased by 78% over the comparable period ended September 30, 1997. The increase is caused by approximately $365,000 in expenses associated with Okon which were not included in the prior period, increased costs related to public relations, and approximately $200,000 in expense from the hiring of additional office staff and salary increases during 1998.

     Depreciation and amortization increased 28% during the year ended September 30, 1998 compared to the year ended September 30, 1997. This is primarily due to the longer period during which Okon's depreciation of equipment and amortization of goodwill were recorded. Okon was acquired in March 1997.

     Loss from operations for the year ended September 30, 1998 increased by $909,035 to a loss of $1,986,818 compared to a loss of $1,077,783 for the year ended September 30, 1997. The increased loss is primarily due to increases in general and administrative expenses and depreciation and amortization. This increase is partially offset by an increase in operating profit contributed by Okon, which was acquired in March 1997, reflecting a full year for 1998 as compared to six and one-half months for 1997.

     Interest expense decreased by approximately $168,000 during the twelve months ended September 30, 1998 compared to the year ended September 30, 1997 due to the elimination of $1,250,500 in debt.


Liquidity and Capital Resources

     At September 30, 1998, the Company had working capital of $3,195,381 as compared to a working capital deficit of $675,630 at September 30, 1997. The increase in working capital is primarily due to the issue of $5,000,000 in convertible preferred shares. The proceeds of this stock issue were used to eliminate the Company's debt. Preferred shareholder's converted $3,425,000 in preferred shares into the Company's common stock during 1998.

     The cash realized by the Company during the fiscal year ended September 30, 1998 and the cash generated from Okon's operations are expected to be adequate to fund the Company's operations at the current level through the 2000 fiscal year.

     The Company is discussing other proposals made by several energy companies for exploitation of the Company's GTL Technology through licenses or other business ventures. In October 1998, Rentech entered into a license agreement with Texaco Natural Gas, Inc. for commercialization of Rentech's GTL Technology. No assurances can be made that these discussions or arrangements will result in revenues to the Company.

     The Company has made significant commitments for capital expenditures. Management has made a $1,413,000 offer to purchase the building housing its new laboratory and has committed to invest over $350,000 in building renovations and new testing equipment in the next ninety days. The Company has begun the process of closing its Pueblo testing facility.

     The Company has deferred tax assets with a 100 percent valuation allowance at September 30, 1998 and 1997. Management is not able to determine if it is more likely than not that the deferred tax assets will be realized.

     The Company, like most other companies, is faced with the Year 2000 Issue, which is the result of computer programs that are written using two digits rather than four to define the applicable year. Any computer programs that affect the Company's activities and that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations that depend upon such date-sensitive software or computer hardware. The potential problems include, among other things, a temporary inability to process transactions, send invoices, transfer funds, or engage in similar normal business activities. The problems caused by the Year 2000 Issue may be exacerbated and cause widespread business disruption because of the interdependence of computer and telecommunications systems in the United States and throughout the world.

     The Company has completed an initial assessment of Year 2000 compliance for its own information technology and business infrastructure. Based upon this assessment, the Company believes its computer software, hardware and embedded technology would present limited Year 2000 Issues. The Company believes that its activities do not rely upon date-sensitive computer software, hardware or embedded technology for its own activities. The Company has been unable to evaluate whether the software, hardware and embedded technology used by third parties with whom it conducts business, including licensees, joint venture parties, and potential licensees, are Year 2000 compliant. If third parties who do business with the Company or governmental regulatory agencies fail to timely remediate their Year 2000 Issues, then the Company may experience business interruptions, and in the worst case, the inability to engage in normal business operations for an unknown length of time. The effect of these and related difficulties on the Company's operations, income and financial condition could be materially adverse. To date, the Company's assessment of the Year 2000 Issue has not resulted in material costs. The Company does not believe that any material expenditures will be required to complete its assessment.

     The Company recognizes the need for Year 2000 contingency plans because of the uncertainty associated with the Year 2000 Issue. The Company does plan to replace its word processing and financial spread sheet software and its computer hardware if they are impacted by Year 2000 Issues. The cost of any such replacements is not expected to be material. The Company believes that it will not be able to require third parties with whom it conducts business or government agencies to resolve their Year 2000 Issues. The Company has not developed contingency plans that would assure it will not be adversely impacted by the effect of the Year 2000 Issue, and it does not intend to prepare such plans.


Analysis of Cash Flow

     The Company had net losses of $2,180,855 during the year ended September 30, 1998, and $1,375,685 during the year ended September 30, 1997. During the year ended September 30, 1998, non-cash expenses included depreciation, which was 66% more, and amortization, which was 24% more, than during the year 1997, primarily due to the longer period during which Okon's equipment was depreciated and Okon's goodwill was amortized. Okon was purchased in March 1997 and expenses were recorded in a six and one-half month period in fiscal 1997. During the year ended September 30, 1998, the Company incurred $45,621 in noncash interest expense associated with convertible notes payable as compared to $274,539 non-cash interest in the prior period. Common stock was issued for services during the year ended September 30,

1998. Options to purchase common stock were granted for services valued at $52,933 and $45,028 during fiscal 1998 and 1997. The Company recorded a $99,500 write-down of the Synhytech plant held for sale and a write-off of $167,206 to recognize doubtful collection of accounts receivable during the year ended September 30, 1998. There were no similar charges during the prior year.

     Changes in operating assets and liabilities are primarily due to accounts receivable, inventories, prepaid expenses and accrued liabilities acquired with the operations of Okon in 1997. Property tax refund was received during the year ended September 30, 1997. The total net cash used in operations increased by 90% to $1,430,770 in the year ended September 30, 1998 compared to cash used in operations of $753,324 during the year ended September 30, 1997. The increase reflects increased cash costs for general and administrative expenses partially offset by cash generated from Okon's operations since its acquisition in March 1997.

     Investing activities during the year ended September 30, 1998 included purchase of $61,785 in equipment compared to $65,815 for equipment in the prior period. The Company used $252,665 in cash to acquire a 10% interest in ITN/ES during the year ended September 30, 1998 compared to use of $1,075,739 used to acquire all the assets of Okon during the year ended September 30, 1997. There was no reduction in restricted cash during the 1998 period compared to a $25,000 reduction in restricted cash during the 1997 period. Other assets increased by $85,044 during the 1998 period compared to an increase of $23,091 in the 1997 period, primarily due to preliminary investments in future acquisitions and joint ventures.

     Financing activities during the year ended September 30, 1998 produced $725,971 from the issuance of common stock compared to $1,378,899 during the year ended September 30, 1997. During the year ended September 30, 1998, the Company received net proceeds of $4,399,185 from the issuance of $5,000,000 in convertible preferred stock. During the year ended September 30, 1997, the Company received $390,000 ($90,000 from a related party) as proceeds from notes payable. These notes were repaid in full during the 1998 period. During the year ended September 30, 1998, the Company received an additional $60,000 as proceeds of convertible notes payable. In 1997, the same issue of convertible notes payable in the amount of $560,500 which generated $481,554 after payment of $78,946 in debt issue costs. The net cash provided by financing activities during the year ended September 30, 1997 was $4,495,156, an increase of 54% compared to cash provided by financing activities during the 1997 period.

     Cash increased during the year ended September 30, 1998 by $2,664,892 compared to an increase of $181,001 during the year ended September 30, 1997. These changes increased the ending cash balance to $3,056,379 at September 30, 1998 from $391,487 at September 30, 1997.

     In June 1997, Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130") and Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 130 establishes standard for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that displays with the same prominence as other financial statements. SFAS 131 supersedes Statement of Financial Accounting Standard No. 14 "Financial Reporting for Segments of a Business Enterprise." SFAS 131 establishes standards of the way the public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

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

     In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS No. 132") which standardizes the disclosure requirements for pensions and other postretirement benefits and requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. SFAS No. 132 is effective for years beginning after December 15, 1997 and requires comparative information for earlier years to be restated, unless such information is not readily available. Management believes the adoption of this statement will have no material impact on the Company's consolidated financial statements.

     The FASB has recently issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 established standards for recognizing all derivative instruments including those for hedging activities as either assets or liabilities in the statement of financial position and measuring those instruments at fair value. This Statement is effective for fiscal years beginning after June 30, 1999. The Company has not yet determined the effect of SFAS No. 133 on its consolidated financial statements.

     The FASB recently issued Statement of Financial Accounting Standards No. 134 "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" ("SFAS No. 134"). SFAS No. 134 establishes accounting and reporting standards for certain activities of mortgage banking enterprises and other enterprises that conduct operations that are substantially similar to the primary operations of a mortgage banking enterprise.

     This statement is effective for the first fiscal quarter beginning after December 15, 1998. Management believes the adoption of this statement will have no impact on the Company's consolidated financial statements.


Item 7.   Financial Statements

     The financial statements identified in Item 13 are filed as part of this Annual Report on Form 10-KSB.

Item 8. Changes in and Disagreements with Auditors on Accounting and Financial Disclosure

     The Company has not had a change of its independent auditors during its two most recent fiscal years or subsequent interim period. The Company has not reported a disagreement with its auditors on any matter of accounting principles or practices or financial statement disclosure.


                                      PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons;' Compliance with Section 16(a) of the Exchange Act

     The following table sets forth certain information concerning directors and executive officers of the Company:


                                                                      Term of Service     Term as
                                                                      as an Officer       Director
Name                     Positions Held                               or Director         Expires
----                     --------------                               -----------         -------
John J. Ball(1)          Director                                     1998 to date        2000
Charles B. Benham        Vice President - Research                    1981 to date        --
                         and Development
Ronald C. Butz(2)        Vice President, Chief Operating              1984 to date        2001
                         Officer, Secretary and Director
Jack P. Diesel(1)        Director                                     1998 to date        1999
James P. Samuels         Vice President - Finance,                    1996 to date        --
                         Chief Financial Officer
Douglas L. Sheeran(3)    Director                                     1998 to date        2001
Erich W. Tiepel(3)       Director                                     1983 to date        2000
Dennis L. Yakobson(4)    President, Chief Executive Officer,          1981 to date        1999
                         Director, and Chairman of the
                         Board


---------------

(1)  Member of audit committee.
(2)  Director since 1984 and officer since 1989.
(3)  Member of stock option committee.
(4)  President since 1983.


Section 16(a) Beneficial Ownership Reporting Compliance

     Based solely upon the Company's review of Securities and Exchange Commission Forms 3 and 4 and amendments to those forms submitted to it during the most recent fiscal year, the Company has identified the following persons who were at any time during the fiscal year a director, officer, or beneficial owner of more than 10% of any class of equity securities and who failed to file such forms on a timely basis with the SEC, as required by Section 16(a) of the Securities Exchange Act, during the most recent fiscal year or prior fiscal years: James P. Samuels, Douglas L. Sheeran, Charles B. Benham, Mark S. Bohn, Ronald C.

Butz, Frank L. Livingston, Erich W. Tiepel and Dennis L. Yakobson. Each of them failed to timely file one Form 4 due by February 10, 1998 to report one respective transaction, the acquisition of stock options. The required reports were filed on May 8, 1998.

     No arrangements exist between directors, officers or other persons which resulted in the selection or election of any of them. There are no family relationships among the executive officers and directors. All directors are elected for three-year terms expiring at the annual meeting of shareholders or until their successors are elected and qualified. Officers serve at the pleasure of the board of directors, but have employment contracts, as subsequently described in this report.


Business Experience of Directors and Continuing Officers

     The principal occupations of each executive officer, significant employee and director of the Company for at least the past five years are as follows:


Class I Directors (with terms expiring in 2001):

     Ronald C. Butz, Vice President, Chief Operating Officer, Secretary and Director--

     Mr. Butz, age 61, received a Bachelor of Science degree in Civil Engineering from Cornell University in 1961 and a Juris Doctor degree from the University of Denver in 1965. From 1966 to 1982, Mr. Butz was a practicing attorney in Denver, Colorado with the firm of Grant, McHendrie, Haines and Crouse, P.C. In 1982, Mr. Butz became a shareholder, vice president and chief operating officer of World Agricultural Systems, Ltd., a privately-held Colorado corporation specializing in the international marketing of commodity storage systems. He resigned these offices in December 1983. In 1984, Mr. Butz became president of Capital Growth, Inc., a privately-held Colorado corporation providing investment services and venture capital consulting. In 1984, he also became a director of the Company. In October 1989, Mr. Butz was appointed a vice president of the Company, and in June 1990 he was appointed secretary of the Company, and in May 1998 he was appointed chief operating officer. Mr. Butz devotes his full time to the business of the Company.

     Douglas L. Sheeran, Director--

     Mr. Sheeran, age 60, received a Bachelor of Arts degree in Industrial Psychology from Miami University, Oxford, Ohio, in 1960. He held a number of human resource positions of increasing scope and responsibility with Home Life Insurance Company, 1960-1962, Kraft Foods from 1962-1965, Electronic Associates Inc. from 1965-1968, and Celanese Corporation from 1968-1973. These positions covered a range of labor relations, organizational development, compensation and benefit responsibilities at both operating sites and corporate staff. From 1973 until 1986 Mr. Sheeran was employed by Purolator Automotive Group and became Vice President, Human Resources, with responsibilities for multiple North American business units. He resigned in 1986 and founded FCI Inc., a human resource consulting firm specializing in executive staffing, merger planning and organizational effectiveness. FCI's client base includes Fortune 500 and start-up firms in technology, pharmaceutical, automotive and consumer durable industries. Mr. Sheeran is president of FCI, Inc.

Continuing Class II Directors (with terms expiring in 1999):

     Dennis L. Yakobson, President, Chief Executive Officer, Director and Chairman of the Board--

     Mr. Yakobson, age 62, received a Bachelor of Science degree in Civil Engineering from Cornell University in 1959 and a Masters Degree in Business Administration from Adelphi University in 1963. From 1960 to 1969 he was employed by Grumman Aerospace Corporation, with the final position held being that of contract administrator with responsibility for negotiation of prime contracts with governmental agencies. From 1969 to 1971 he was employed by Martin Marietta Corporation, Denver, Colorado (now Lockheed Martin Corporation) in a similar position, and from 1971 through 1975 was employed by Martin Marietta as marketing engineer in space systems. In 1975 he was employed by Wyoming Mineral Corporation in Denver as a contract administrator. In 1976, he was employed by Power Resources Corporation, Denver, Colorado, a mineral exploration company, as vice president-land, secretary, treasurer, and a director. In 1979, he became a director and the secretary of Nova Petroleum Corporation also in Denver, Colorado, and in 1981 became its vice president of administration and finance. He resigned from Nova in November of 1983 to assume the presidency of the Company. Mr. Yakobson devotes his full time to the business of the Company. He serves as chairman of the Board of Directors of the Company.

     John P. Diesel, Director--

     Mr. Diesel, age 72, received a Bachelor of Science degree in Industrial Engineering from Washington University in 1951. Prior to attending the university he served in the United States Navy as an aviator in the Western Pacific. Mr. Diesel was employed by McQuay-Norris Manufacturing Co. from 1951 to 1957 in the production of proximity fuses. He joined Booz Allen and Hamilton in 1957, remaining there until 1961, and being elected to the partnership in that time. Mr. Diesel joined A.O. Smith Corporation as Vice President of Planning, held a series of manufacturing officer positions, including group vice president. In 1972 he became President of Newport News Shipbuilding, a wholly-owned subsidiary of Tenneco. There for 5 years he was responsible for, among other projects, the design and construction of the nuclear powered aircraft carriers Nimitz class and Los Angeles class submarines. In 1977 he moved to the position of Executive Vice President of Tenneco, Inc., with responsibility for their automotive, farm and construction equipment and packaging businesses. In 1978 he became President and a director of Tenneco. During his tenure at Tenneco, and after retiring, Mr. Diesel served on numerous boards of directors. These directorships included the Aluminum Company of America, Brunswick Corp., Allied Stores, Pullman Corporation, Cooper Industries and Financial Institutions Reinsurance Group. He continues to serve on the Board of Telepad Corporation.


Continuing Class III Directors (with terms expiring in 2000):

     Erich W. Tiepel, Director--

     Dr. Tiepel, age 55, obtained a Bachelor of Science degree in Chemical Engineering from the University of Cincinnati in 1967, and a Ph.D. in Chemical Engineering from the University of Florida in 1971. Dr. Tiepel has twenty-three years of experience in all phases of process design and development, plant management and operations for chemical processing plants. In 1981, Dr. Tiepel was a founder of Resource Technologies Group, Inc. ("RTG"), a high technology consulting organization specializing in process engineering, water treatment, hazardous waste remediation, and regulatory affairs. Dr. Tiepel has been president of RTG since its inception. From 1977 to 1981 he was project manager for Wyoming Mineral Corporation, a subsidiary of Westinghouse Electric Corp., Lakewood, Colorado, where his responsibilities included management of the design, contraction and operation of ground water treatment systems for ground water cleanup programs. From 1971 to 1976 he was a principal project engineer for process research for Westinghouse Research Labs. From 1967 to 1971, he was a trainee of the National Science Foundation at the University of Florida in Gainesville, Florida. Dr. Tiepel has been a director of the Company since 1983.

     John J. Ball, Director--

     Mr. Ball, age 55, received a Bachelor of Education and Arts Degree from Mount Allison University in 1966 and a Bachelor of Laws Degree from Dalhousie University in 1969. He was called to the Nova Scotia Bar in 1970 and the Ontario Bar in 1971. After his call to the Bar he joined the firm of McMillan Binch, Toronto, as an associate from 1971 to 1975. He then formed Broadhurst & Ball, Mississauga, as a partner from 1975 to 1984 and subsequently formed Keyser Mason Ball, Mississauga, as a senior partner from 1984 to present. He has been and is the Managing Partner of Keyser Mason Ball for over 10 years. He is presently a director of The Mississauga Hospital Chair of the Bio-Ethics Committee and is a member of the Board Merger Committee in connection with the amalgamation of The Mississauga Hospital and The Queensway Hospital. Mr. Ball is past member of the Board and Executive Committees of Mount Allison University and is a past Chair of the Vanier Corp., the Canadian National University Football Championship.

     There are no family relationships among the directors. There are no arrangements or understandings between any director and any other person pursuant to which that director was elected.

     The Company has adopted a salary reduction simplified employee pension plan but presently has no other pension, retirement or similar plans. The Company has profit-sharing and stock option plans. It provides a medial reimbursement plan and life insurance coverage to officers and directors and may provide other benefits to officers and employees in the future. It may also compensate non-employee directors for attendance at board and committee meetings at a per diem rate to be determined plus reimbursement of actual expenses incurred in attending such meetings.

Officers:

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

     Frank L. Livingston, Vice President and General Manager, Okon, Inc.--

     Mr. Livingston, age 56, received a Bachelor of Science Degree in Chemistry from Colorado State University in 1965. He worked for Mallinckrodt Chemical Co. from 1965 to 1971. While at Mallinckrodt Chemical Co., he worked as a process research chemist and formulator prior to becoming a specialty marketing manager for the industrial chemical division. From 1971 to 1975 Mr. Livingston was employed by Gates Rubber Co. in Denver, Colorado as a sales and marketing manager for a specialty chemical venture start-up business within the company. He also worked as a research market analyst for the venture group. Projects of the venture group included specialty chemicals and lead-acid battery technology, as well as rubber products made by the company for off-shore oil exploration and production. Mr. Livingston joined Okon, Inc. in 1975 as sales manager and was promoted to Vice President of Sales in 1984. Mr. Livingston also became a 24% owner of the company at that time. In addition to his sales and marketing responsibilities, he was also responsible for manufacturing and research and development for the company. Mr. Livingston also served on the Board of Directors. With the sale of Okon, Inc. to Rentech in 1997, Mr. Livingston became Vice President and General Manager for Okon, Inc. and continues to serve on Okon's Board of Directors.

     James P. Samuels, Vice President - Finance, Chief Financial Officer--

     Mr. Samuels, age 51, has executive experience in general corporate management, finance, sales and marketing, information technologies, and consulting for both large companies and development stage businesses. He received a Bachelor's degree in Business Administration from Lowell Technological Institute, in 1970, and a Master of Business Administration degree in 1972 from Suffolk University, Boston, Massachusetts, in 1972. He completed an executive program in strategic market management through Harvard University in Switzerland in 1984. From December 1995 through April 1998, he provided consulting services in finance and securities law compliance to Telepad Corporation, Herndon Virginia, a company engaged in systems solutions for field force computing. From 1991 through August 1995, he served as chief financial officer, vice president-finance, treasurer and director of Top Source, Inc., Palm Beach Gardens, Florida, a development stage company engaged in developing and commercializing state-of-the-art technologies for the transportation, industrial and petrochemical markets. During that employment, he also served as president of a subsidiary of Top Source, Inc. during 1994 and 1995. From 1989 to 1991, he was vice president and general manager of the Automotive group of BML Corporation, Mississauga, Ontario, a privately-held company engaged in auto rentals, car leasing, and automotive insurance. From 1983 through 1989, he was employed by Purolator Products Corporation, a large manufacturer and distributor of automotive parts. He was president of the Mississauga, Ontario branch from 1985 to 1989; a director of marketing from 1984 to 1985; and director of business development and planning during 1983 for the Rahway, New Jersey filter division headquarters of Purolator Products Corporation. From 1975 to 1983, he was employed by Bendix Automotive Group, Southfield, Michigan, a manufacturer of automotive filters, electronics and brakes. He served in various capacities, including group director for management consulting services on the corporate staff, director of market research and planning, manager of financial analysis and planning, and plant controller at its Fram Autolite division. From 1973 to 1974, he was employed by Bowmar Ali, Inc., Acton, Massachusetts, in various marketing and financial positions, and in 1974 he was managing director of its division in Wiesbaden, Germany.

     The executive officers of the Company serve at the pleasure of the Board of Directors and do not have fixed terms. Executive officers generally are elected at the annual director meeting immediately following the annual stockholder meeting. Any officer or agent elected or appointed by the Board of Directors may be removed by the Board whenever in its judgment the best interests of the Company will be served thereby, without prejudice to contractual rights, if any, of the person so removed.

     There are no family relationships among the executive officers. There are no arrangements or understandings between any officer and any other person pursuant to which that officer was selected.


Item 10.  Executive Compensation

Cash Compensation

     The following table shows all cash compensation paid or to be paid by the Company or any of its subsidiaries, as well as other compensation paid or accrued during the fiscal years indicated to the chief executive officer and the three other highest paid executive officers of the Company as of the end of the Company's last fiscal year whose salary and bonus for such period in all capacities in which the executive officer served exceeded $100,000.

                             Summary Compensation Table

                                                          Long-Term Compensation
                    Annual Compensation                   Awards          Payouts

(a)                 (b)         (c)           (d)         (e)         (f)             (g)         (h)         (i)
                                                          Other       Restricted      Securities
Name and                                                  Annual      Stock           Underlying  LTIP        All Other
Principal                                                 compen-     Award(s)        Options/    Payouts     Compen-
Position            Year        Salary($)     Bonus($)    sation($)   ($)             SARs(#)     ($)         sation($)
Dennis L. Yakobson  1998        $132,090          ---          ---          ---          20,000      ---           ---
  Chief Executive   1997        $112,184          ---          ---          ---         462,400      ---           ---
  Officer           1996        $ 60,937(1)       ---          ---          ---             ---      ---           ---

Ronald C. Butz      1998        $128,058          ---          ---          ---          20,000      ---           ---
  Chief Operating   1997        $108,296          ---          ---          ---         450,880      ---           ---
  Officer           1996        $ 58,825(1)       ---          ---          ---             ---      ---           ---

Charles B. Benham   1998        $128,058          ---          ---          ---          20,000      ---           ---
  Vice President -  1997        $108,296          ---          ---          ---         450,880      ---           ---
  Research &        1996        $ 58,825(1)       ---          ---          ---             ---      ---           ---
  Development

James P. Samuels    1998        $128,058          ---          ---          ---          20,000      ---           ---
  Chief Financial   1997        $ 94,731          ---          ---          ---         579,500      ---           ---
  Officer           1996        $ 24,500(1)       ---          ---          ---             ---      ---           ---
--------------------

(1)  For 1996, the period consisted of the nine months ended September 30, 1996.

Option/SAR Exercises and Holdings

     The following table sets forth information with respect to the named executives, concerning the exercise of options and/or limited SARs during the last fiscal year and unexercised options and limited SARs held as of the end of the last fiscal year.

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR
Values:

(a)                      (b)            (c)            (d)                 (e)
                                                       Number of
                                                       Securities          Value of
                                                       Underlying          Unexercised
                                                       Unexercised         In-the-Money
                         Shares                        Options/SARs        Options/SARs
                         Acquired                      at FY-End(#)        at FY-End($)
                         on             Value          Exercisable/        Exercisable/
Name                     Exercise(#)    Realized ($)   Unexercisable       Unexercisable
Dennis L. Yakobson       ---            ---            502,400(1)          $344,979
Ronald C. Butz           60,000         $13,125        430,880(1)           294,747
Charles B. Benham        ---            ---            490,880(1)           335,982
James P. Samuels         ---            ---            599,500(1)           422,622
(1)  Exercisable.


Employment Contracts

     The Company employs Messrs. Yakobson, Benham and Butz pursuant to employment contracts that extend through March 31, 2002. The contracts provide for annual cost of living adjustments. Mr. Samuels is employed pursuant to an employment contract that extends to January 1, 2002. Mr. Livingston is employed according to a contract that extends to March 14, 2000.

     The contracts provide that the individuals will serve in their present capacities as officers, together with such duties, responsibilities and powers as the board of directors may reasonably specify. If the Company terminates employment early without cause, the contracts provide for continuation of salary for the remainder of the term or one year, whichever is more, as severance pay. The contracts impose obligations of confidentiality as well as covenants not to compete with the Company for three years following termination of employment for any reason whatsoever.


Option/SAR Repricings

     There have been no adjustments or amendments to the exercise price of stock options or SARs previously awarded to any of the named executive officers, whether through amendment, cancellation or replacement grants or any other means during the last fiscal year.

                       Option/SAR Grants in Last Fiscal Year

                         Individual Grants

(a)                      (b)            (c)                (d)            (e)                 (f)
                         Number of      % of Total                         Market
                         Securities     Options/SARs                       Price on
                         Underlying     Granted to          Exercise or    Date of             Expira-
                         Options/SARs   Employees in        Base Price     Grant               tion
Name                     Granted(#)     Fiscal Year         ($/Sh)         ($/Sh)              Date
-----                    ------------   ------------        ------------   --------            ------
Dennis L. Yakobson       20,000            6.64%              $.82          $.82               01/26/03

Ronald C. Butz           20,000            6.64%               .82           .82               01/26/03

Charles B. Benham        20,000            6.64%               .82           .82               01/26/03

James P. Samuels         20,000            6.64%               .82           .82               01/26/03
-----------------

* The market price is determined by averaging the closing bid and ask price on the date of grant.


Profit Sharing Plan

     The Company has adopted a profit-sharing plan for the benefit of all employees. The plan is administered by a committee appointed by the board of directors. Awards by the committee to its members will be subject to approval by the disinterested members of the board of directors. Awards are discretionary and shall not aggregate an amount in excess of five percent of audited pre-tax earnings before depreciation, amortization and extraordinary income for the preceding fiscal year. Bonuses are payable only if such pre-tax earnings exceed $500,000 for the year.


Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information as of November 2, 1998 by (i) all persons who owns of record or are known to the Company to beneficially own more than 5% of the issued and outstanding shares of Common Stock and (ii) by each director, each director nominee, each of the executive officers named in the tables under "Executive Compensation" and by all executive officers and directors as a group:

                                                                                                 Percent
                                                                                                 of Class
                                                                 Amount and Nature of            Based on
                                   Positions and                 Beneficial Common               Beneficial
Name and Address                   Offices Held                  Stock Ownership                 Ownership

John J. Ball                       Director                      0 of record                     *
201 City Centre Dr.,                                             (10,000 indirectly)(1)
  Suite 701
Mississauga, Ontario
  L5B 2T4

Charles B. Benham                  Vice President - Research     275,440 of record               1.8%
12401 E. 37th Avenue               and Development               (490,880 indirectly)(1)
Denver, CO 80239

Mark S. Bohn                       Director                      443,431 of record               1.7%
12401 E. 37th Avenue                                             (292,092 indirectly)(1)
Denver, CO 80239

Ronald C. Butz                     Vice President, Chief         224,151 of record(2)            1.6%
1331 17th Street, Suite 720        Operating Officer,            (430,880 indirectly)(1)
Denver, CO 80202                   Secretary and Director

John P. Diesel                     Director                      0 of record                     *
1224 U.S. Highway #1,                                            (10,000 indirectly)(1)
  Suite D
No. Palm Beach, FL 33408

Frank L. Livingston                Vice President and Manager,   40,000 of record                *
6000 W. 13th Avenue                Okon, Inc.                    (66,000 indirectly)(1)
Lakewood, CO 80214

James P. Samuels                   Vice President - Finance,     100,000 of record               1.7%
1331 17th St., Suite 720           Chief Financial Officer       (599,500 indirectly(1)
Denver, CO 80202

Douglas L. Sheeran                 Director                      0 of record                     *
c/o FCI, Inc.                                                    (10,000 indirectly)(1)
621 Shrewsbury Avenue
Shrewsbury, NJ 07702

Erich W. Tiepel                    Director                      123,277 of record               *
3900 S. Wadsworth, Suite 155                                     (272,448 indirectly)(1)
Lakewood, CO 80235

Dennis L. Yakobson                 President, Chief Executive    350,354 of record               2.0%
1331 17th Street, Suite 720        Officer and Director          (502,400 indirectly)(1)
Denver, CO 80202

All Directors and Executive        Officers and Directors        1,914,085 of record(2)          10.3%
Officers and a Group                                             (2,684,200 indirectly)          (4.7% of
  (10 persons)                                                                                   record)

----------------

*    Less than 1%.
(1) Includes shares of common stock underlying presently exercisable stock options.
(2) Does not include 357,432 shares of common stock held of record by his spouse as to which shares he denies beneficial ownership.


Item 12.  Certain Relationships and Related Transactions

     On August 15, 1997, James P. Samuels was one of four individuals who loaned the Company $390,000 to pay all remaining obligations on the preferred stock. Mr. Samuels' loan was $90,000. It was evidenced by a promissory note paid in full on January 29, 1998. The note bore interest at 20% per annum. Additionally, options to purchase 55,000 shares of common stock at the then-market price of $.25 per share were granted for each $100,000 of the loan. The options expire August 15, 1999.


Item 13.  Exhibits and Reports on Form 8-K
          (a) The following financial statements are filed as a part of this report:
          Financial Statements:
          Report of Independent Certified Public Accountants
          Consolidated Statements of Operations
          Consolidated Statements of Stockholders' Equity
          Consolidated Statements of Cash Flows
          Summary of Accounting Policies
          Notes to Consolidated Financial Statements

                                  Signatures


In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              RENTECH, INC.


                                             (signature)
                              ---------------------------------------
Date: January 12, 1999        Dennis L. Yakobson, President

     In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                             (signature)
                              ---------------------------------------
Date: January 12, 1999        Dennis L. Yakobson, President, Chief
                              Executive Officer and Director


                                             (signature)
                              ---------------------------------------
Date: January 12, 1999        Ronald C. Butz, Chief Operating Officer,
                              Vice President, Secretary and Director


                                             (signature)
                              ---------------------------------------
Date: January 12, 1999        James P. Samuels, Vice President
                              - Finance, Chief Financial Officer


                                             (signature)
                              ---------------------------------------
Date: January 12, 1999        John J. Ball, Director



                                             (signature)
                              ---------------------------------------
Date: January 12, 1999        John P. Diesel, Director


                                             (signature)
                              ---------------------------------------
Date: January 12, 1999        Douglas L. Sheeran, Director


                                             (signature)
                              ---------------------------------------
Date: January 12, 1999        Erich W. Tiepel, Director

                                                   RENTECH, INC. AND SUBSIDIARY

                                                                       CONTENTS

--------------------------------------------------------------------------------


     REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                 F-2

     FINANCIAL STATEMENTS:

          Consolidated Balance Sheets                             F-3 - F-4

          Consolidated Statements of Operations                         F-5

          Consolidated Statements of Stockholders' Equity         F-6 - F-7

          Consolidated Statements of Cash Flows                   F-8 - F-9

          Summary of Accounting Policies                        F-10 - F-15

          Notes to Consolidated Financial Statements            F-16 - F-37

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Stockholders and Board of Directors
Rentech, Inc.
Denver, Colorado

We have audited the accompanying consolidated balance sheets of Rentech, Inc. and Subsidiary (the "Company") as of September 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended September 30, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and its subsidiary as of September 30, 1998 and 1997 and the results of their operations and their cash flows for the years ended September 30, 1998 and 1997, in conformity with generally accepted accounting principles.




December 7, 1998
Denver, Colorado

                                                    RENTECH, INC. AND SUBSIDIARY

                                                     CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------


SEPTEMBER 30,                                             1998           1997
--------------------------------------------------------------------------------
ASSETS (Note 4)

CURRENT:
   Cash                                               $ 3,056,379      $ 391,487
   Accounts receivable, net of $2,000 and $1,800
      allowance for doubtful accounts (Note 10)           224,933        150,911
   Inventories                                             99,574        107,151
   Prepaid expenses and other current assets              209,179         52,688
--------------------------------------------------------------------------------
Total current assets                                    3,590,065        702,237
--------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT, net of
      accumulated depreciation and amortization
      of $180,258 and $126,744 (Note 2)                   320,057        172,863


OTHER:
   Licensed technology, net of accumulated
      amortization of $1,172,951 and $944,208           2,258,197      2,486,940
   Goodwill, net of accumulated
      amortization of $123,402 and $43,685 (Note 1)     1,085,382      1,166,030
   Synhytech plant held for sale                                -         99,500
   Accounts receivable, net of $167,206 and $0
      allowance for doubtful accounts                           -        191,206
   Investment in ITN/ES (Note 3)                        3,079,107          9,823
   Technology rights, net of accumulated
      amortization of $28,776 and $0 (Note 5)             258,970              -
   Deposits and other assets                              123,472         28,605
--------------------------------------------------------------------------------

Total other assets                                      6,805,128      3,982,104
--------------------------------------------------------------------------------

                                                      $10,715,250    $ 4,857,204
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND
                                    NOTES TO CONSOLIDATED  FINANCIAL STATEMENTS.

                                                    RENTECH, INC. AND SUBSIDIARY

----------------------------------------------------------------------------------------------------

SEPTEMBER 30,                                                              1998             1997
----------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                    $    315,116     $   130,201
   Accrued liabilities                                                       79,568         122,166
   Convertible notes payable (Note 4)                                             -         560,500
   Current portion of long-term debt (Note 4)                                     -         475,000
   Note payable, related party (Note 4)                                           -          90,000
----------------------------------------------------------------------------------------------------

Total current liabilities                                                   394,684       1,377,867
----------------------------------------------------------------------------------------------------

LONG-TERM DEBT, net of current portion (Note 4)                                   -         125,000
----------------------------------------------------------------------------------------------------

Total liabilities                                                           394,684       1,502,867
----------------------------------------------------------------------------------------------------

COMMITMENTS (Note 3, 6 and 11)

STOCKHOLDERS' EQUITY (Note 5)
   Series A convertible preferred stock - $10 par value; 200,000 shares authorized; 50,000 and 0 shares issued and out-
      standing; $10 per share liquidation value (in the aggregate
      $528,347  including accrued dividends of $28,347)                     500,000               -
   Series B convertible preferred stock - $10 par value; 800,000 shares authorized; 107,500 and 0 shares issued and out-
      standing; $10 per share liquidation value (in the aggregate
      $1,081,000 including accrued dividends of $6,000)                   1,075,000               -
   Common stock - $.01 par value; 100,000,000 shares
      authorized; 40,075,292 and 29,539,548 shares issued
      and outstanding                                                       400,750         295,392
   Additional paid-in capital                                            21,426,487      12,794,769
   Accumulated deficit                                                  (13,081,671)     (9,735,824)
----------------------------------------------------------------------------------------------------

Total stockholders' equity                                               10,320,566       3,354,337
----------------------------------------------------------------------------------------------------

                                                                       $ 10,715,250     $ 4,857,204
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------


                             SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                    RENTECH, INC. AND SUBSIDIARY

                                           CONSOLIDATED STATEMENTS OF OPERATIONS

--------------------------------------------------------------------------------

YEARS ENDED SEPTEMBER 30,                                  1998           1997
--------------------------------------------------------------------------------
REVENUES:
     Net sales (Note 10)                              $ 1,987,586    $ 1,189,536

COST OF REVENUES:
     Cost of sales                                        944,068        481,797
--------------------------------------------------------------------------------

GROSS PROFIT                                            1,043,518        707,739

OPERATING EXPENSES:
     General and administrative expense                 2,613,309      1,480,939
     Depreciation and amortization                        391,650        304,583
     Research and development                              25,377              -
--------------------------------------------------------------------------------
Total operating expenses                                3,030,336      1,785,522
--------------------------------------------------------------------------------

LOSS FROM OPERATIONS                                   (1,986,818)    (1,077,783)

OTHER INCOME (EXPENSE):
     Write-down of Synhytech plant held for sale          (99,500)             -
     Interest income                                       40,495          5,292
     Interest expense                                    (135,032)      (303,195)
--------------------------------------------------------------------------------
Total other expense                                      (194,037)      (297,903)
--------------------------------------------------------------------------------

NET LOSS                                               (2,180,855)    (1,375,686)

DIVIDEND REQUIREMENTS ON PREFERRED STOCK (NOTE 5)       1,164,992        658,414
--------------------------------------------------------------------------------

LOSS APPLICABLE TO COMMON STOCK                       $(3,345,847)   $(2,034,100)
--------------------------------------------------------------------------------

BASIC AND DILUTED LOSS PER COMMON SHARE               $      (.10)   $      (.10)
--------------------------------------------------------------------------------

BASIC AND DILUTED WEIGHTED-AVERAGE NUMBER OF
     SHARES OUTSTANDING                                33,289,164     19,603,265
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND
                                    NOTES TO CONSOLIDATED  FINANCIAL STATEMENTS.

                                                    RENTECH, INC. AND SUBSIDIARY

                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

--------------------------------------------------------------------------------
FOR THE YEARS ENDED SEPTEMBER 30, 1998 AND 1997

                                                 Preferred Stock                Common Stock            Additional
                                               --------------------       -------------------------      Paid-In      Accumulated
                                               Shares        Amount         Shares          Amount       Capital        Deficit
------------------------------------------------------------------------------------------------------------------------------------
Balances, October 1, 1996                          -          $   -        14,975,116     $  149,748    $10,888,152   $ (7,701,724)
Common stock issued for cash, net
  of offering cost of $24,000                      -              -         2,479,000         24,790       225,160               -
Common stock issued for
  cash on warrants exercised
  net of offering costs of $7,500                  -              -         8,833,986         88,340     1,040,609               -
Common stock issued for
  interest expense on convertible
  notes payable                                    -              -           560,500          5,605       165,040               -
Preferred stock issued for
  cash, net of offering costs of $250,989    150,000      1,500,000                 -              -      (250,989)              -
Common stock issued for
  conversion of preferred stock              (37,250)      (372,500)        2,690,946         26,909       505,233        (159,642)
Preferred convertible stock
  redeemed for cash                         (112,750)    (1,127,500)                -              -             -               -
Stock warrants issued for
 dividends on preferred stock                      -              -                 -              -       151,588        (151,588)
Stock options issued for:
  Interest expense                                 -              -                 -              -        24,948               -
  Services                                         -              -                 -              -        45,028               -
Dividend paid on preferred
  stock redeemed for cash                          -              -                 -              -             -        (347,184)
Net loss                                           -              -                 -              -             -      (1,375,686)
------------------------------------------------------------------------------------------------------------------------------------

                             SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                    RENTECH, INC. AND SUBSIDIARY

                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

------------------------------------------------------------------------------------------------------------------------------------
                                                         Preferred Stock
                                         -------------------------------------------       Common Stock    Additional
                                                Series A              Series B         ------------------    Paid-In    Accumulated
                                           Shares      Amount     Shares     Amount      Shares    Amount    Capital      Deficit
------------------------------------------------------------------------------------------------------------------------------------
Balances, September 30, 1997                     -   $        -         -  $        -  29,539,548 $295,392 $12,794,769  $(9,735,824)
Common stock issued for cash on
  options and warrants exercised                 -            -         -           -   2,824,442   28,245     697,726            -
Common stock issued for investment               -            -         -           -   1,700,000   17,000   2,711,125            -
Common stock issued for technology rights        -            -         -           -     200,000    2,000     160,500            -
Common stock issued for interest expense
  on convertible notes payable                   -            -         -           -      60,000      600      45,021            -
Common stock issued for redemption
  of convertible notes payable,
  net of $279,723 in offering costs              -            -         -           -   1,880,301   18,803     321,974            -
Common stock issued for services                 -            -         -           -     166,000    1,660     221,373            -
Preferred stock issued for cash,
  net of offering costs of $696,572        200,000    2,000,000   300,000   3,000,000           -        -    (696,572)           -
Common stock issued for
  conversion of preferred stock           (150,000)  (1,500,000) (192,500) (1,925,000)  3,705,001   37,050   3,457,990      (70,040)
Deemed dividends on convertible
  preferred stock                                -            -         -           -           -        -   1,060,605   (1,060,605)
Stock warrants issued for
  Investment                                     -            -         -           -           -        -      98,317            -
  Technology rights                              -            -         -           -           -        -     125,246            -
  Offering costs                                 -            -         -           -           -        -     375,480            -
Stock options issued for services                -            -         -           -           -        -      52,933            -
Dividends on preferred stock                     -            -         -           -           -        -           -      (34,347)
Net loss                                         -            -         -           -           -        -           -   (2,180,855)
------------------------------------------------------------------------------------------------------------------------------------
Balances September 30, 1998                 50,000   $  500,000   107,500  $1,075,000  40,075,292 $400,750 $21,426,487 $(13,081,671)
------------------------------------------------------------------------------------------------------------------------------------

                             SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                    RENTECH, INC. AND SUBSIDIARY

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

-----------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH

YEARS ENDED SEPTEMBER 30,                                 1998            1997
-----------------------------------------------------------------------------------
OPERATING ACTIVITIES:
   Net loss                                            $(2,180,855)   $(1,375,686)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
         Depreciation                                       53,484         32,154
         Amortization                                      338,166        272,429
         Interest expense                                   45,621        274,539
         Write-down of Synhytech plant held for sale        99,500              -
         Write-down of accounts receivable                 167,206              -
         Common stock issued for services                   94,908              -
         Stock options issued for services                  52,933         45,028
      Changes in operating assets and liabilities,
       net of business combination:
         Accounts receivable                               (74,022)      (150,911)
         Property tax receivable                                 -         71,813
         Inventories                                         7,577        (23,173)
         Prepaid expenses and other current assets         (28,366)       (29,177)
         Accounts payable                                   46,022         76,253
         Accrued liabilities                               (52,944)        53,407
-----------------------------------------------------------------------------------

Net cash used in operating activities                   (1,430,770)      (753,324)
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------

                             SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                    RENTECH, INC. AND SUBSIDIARY

--------------------------------------------------------------------------------

YEARS ENDED SEPTEMBER 30,                                1998           1997
--------------------------------------------------------------------------------
INVESTING ACTIVITIES:
     Purchase of property and equipment              $   (61,785)   $   (65,815)
     Cash used in purchase of business                         -     (1,075,739)
     Cash used in purchase of investment                (252,665)             -
     Decrease in restricted cash                               -         25,000
     Increase in deposits and other assets               (85,044)       (23,901)
--------------------------------------------------------------------------------

Net cash used in investing  activities                  (399,494)    (1,140,455)
--------------------------------------------------------------------------------

FINANCING ACTIVITIES:
     Proceeds from issuance of common stock,
          net of offering costs                          725,971      1,378,899
     Proceeds from issuance of preferred stock,
          net of offering costs                        4,399,185      1,249,011
     Proceeds from stock subscription receivable               -         50,000
     Cash redemption of and dividends paid on
          preferred stock                                      -     (1,474,684)
     Proceeds from notes payable                               -        300,000
     Proceeds from note payable, related party                 -         90,000
     Proceeds from convertible note payable               60,000        560,500
     Payment for debt issue costs                              -        (78,946)
     Payments on note payable                           (690,000)             -
--------------------------------------------------------------------------------

Net cash provided by financing activities              4,495,156      2,074,780
--------------------------------------------------------------------------------

INCREASE IN CASH                                       2,664,892        181,001

CASH, beginning of year                                  391,487        210,486
--------------------------------------------------------------------------------

CASH, end of year                                    $ 3,056,379    $   391,487
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                  RENTECH, INC. AND SUBSIDIARY

                                                SUMMARY OF ACCOUNTING POLICIES

------------------------------------------------------------------------------

BASIS OF              Rentech, Inc. (the "Company" or "Rentech") was
PRESENTATION          incorporated on December 18, 1981 in the state of Colorado to develop and market processes for conversion of low-value, carbon-bearing solids or gases into valuable liquid hydrocarbons, including high-grade diesel fuel, naphthas and waxes ("Rentech GTL Technology"). The
                      Company's activities prior to 1994 were primarily directed toward obtaining financing, licensing its technology to third parties and completing full-scale plant processing to demonstrate the Company's technology to prospective licensees. During 1994, the Company entered into contracts to provide basic engineering design relating to the construction of plants using the Company's gas conversion technology. In December 1996, the Company elected to change its year end to September 30. In March
                      1997 with the acquisition of Okon, Inc. ("Okon"), the Company entered into the business of manufacturing and selling water-based stains, sealers and coatings.

PRINCIPLES OF         The accompanying consolidated financial statements include
CONSOLIDATION         the accounts of the Company and its wholly owned
                      subsidiary as of and for the year ended September 30, 1998 and for the period from March 20, 1997, date of acquisition of Okon, to September 30, 1997 (see Note 1).
                      All significant intercompany accounts and transactions have been eliminated in consolidation.

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

LICENSED              Licensed technology represents costs incurred by the
TECHNOLOGY            Company primarily for the purpose of demonstrating the
                      Company's proprietary technology to prospective licensees, which it licenses to third parties under various fee arrangements. These capitalized costs are carried at the lower of amortized cost or net realizable value and are being amortized over 15 years.

                                                  RENTECH, INC. AND SUBSIDIARY

                                                SUMMARY OF ACCOUNTING POLICIES

------------------------------------------------------------------------------

GOODWILL              Goodwill, which relates to the acquisition discussed in
                      Note 1, is being amortized over a 15 year period using the straight-line method.

SYNHYTECH PLANT       The Synhytech plant held for sale is recorded at the lower
HELD FOR SALE         of cost or net realizable value. During 1998, the Company
                      wrote the carrying value of this asset down to $0, recognizing a loss of $99,500. Permanent impairments are evaluated periodically based upon expected future cash flows in accordance with Statements of Financial
                      Accounting Standards No. 121, "Accounting for the
                      Impairment of Long-Lived Assets."

PROPERTY AND          Property and equipment is stated at cost. Depreciation and
EQUIPMENT             amortization expense are computed using the straight-line
                      method over the estimated useful lives of the assets, which range from three to seven years, except for leasehold improvements which are amortized over the shorter of the useful life or the remaining lease term.
                      Maintenance and repairs are expensed as incurred. Major renewals and improvements are capitalized. When property and equipment is retired or otherwise disposed of, the asset and accumulated depreciation or amortization are removed from the accounts and the resulting profit or loss is reflected in operations.

INVESTMENT IN         The Company has a 10% investment in ITN Energy Systems,
ITN/ES                Inc.  The investment is stated at cost.  The investment is evaluated periodically and is carried at the lower of cost or estimated net realizable value.

TECHNOLOGY            Technology rights is recorded at cost and is being
RIGHTS                amortized on a straight-line method over a 10 year
                      estimated life.

LONG-LIVED            Long-lived assets, identifiable intangibles, and
ASSETS                associated goodwill are reviewed for impairment whenever
                      events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected future cash flow from the use of the assets and its eventual disposition is less than the carrying amount of the assets, an impairment loss is recognized and measured using the asset's fair value.

                                                  RENTECH, INC. AND SUBSIDIARY

                                                SUMMARY OF ACCOUNTING POLICIES

------------------------------------------------------------------------------

REVENUE               License fees are recognized when the revenue earning
RECOGNITION           activities that are to be provided by the Company have
                      been performed and no future obligation to perform services exist.

                      Sales of water-based stains sealers and coatings are recognized when the goods are shipped to the customers.

INCOME TAXES          The Company accounts for income taxes under the liability
                      method which requires an entity to recognize deferred tax assets and liabilities. Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years.

NET LOSS              The Company implemented Statement of Financial Accounting
PER COMMON            Standards No. 128, "Earnings Per Share" ("SFAS No. 128").
SHARE                 SFAS No. 128 provides for the calculation of "Basic" and
                      "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income
                      (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share.
                      All prior period earnings per share data has been restated to reflect the requirements of SFAS No. 128. The adoption of SFAS No. 128 did not affect the loss per share calculation at September 30, 1997.

                      For the years ended September 30, 1998 and 1997, total stock options and stock warrants of 5,442,207 and 7,039,644 were not included in the computation of diluted loss per share because their effect was anti-dilutive.

RECLASSIFICATIONS     Certain reclassifications have been made to the 1997
                      financial statements in order for them to conform to the 1998 presentation. Such reclassifications have no impact on the Company's financial position or results of operation.


CONCENTRATIONS        The Company's financial instruments that are exposed to
OF CREDIT RISK        concentrations of credit risk consists primarily of cash
                      and accounts receivable.

                                                  RENTECH, INC. AND SUBSIDIARY

                                                SUMMARY OF ACCOUNTING POLICIES

------------------------------------------------------------------------------

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

USE OF                The preparation of financial statements in conformity with
ESTIMATES             generally accepted accounting principles requires
                      management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.
                      Actual results could differ from those estimates.

FAIR VALUE OF         The following methods and assumptions were used to
FINANCIAL             estimate the fair value of each class of financial
INSTRUMENTS           instruments for which it is practicable to estimate that
                      value:

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

                      CONVERTIBLE NOTES PAYABLE, NOTES PAYABLE AND LONG-TERM
                      DEBT

                      Substantially all of these notes bore interest at a floating rate of interest based upon current lending rates of interest.

STOCK OPTION          The Company applies APB Opinion 25, "Accounting for Stock
PLAN                  Issued to Employees", and the related Interpretation in
                      accounting for all stock option plans.  Under APB Opinion
                      25, compensation cost is recognized for stock options issued to employees when the exercise price of the Company's stock

                                                  RENTECH, INC. AND SUBSIDIARY

                                                SUMMARY OF ACCOUNTING POLICIES

------------------------------------------------------------------------------

                      options granted is less than the market price of the underlying common stock on the date of grant.

                      SFAS No. 123, "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net income as if compensation cost for the Company's stock options plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123. To provide the required pro forma information, the Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model.

RECENT                In June 1997, Financial Accounting Standards Board
ACCOUNTING            ("FASB") issued Statement of Financial Accounting
PRONOUNCEMENTS        Standards No. 130 "Reporting Comprehensive Income" ("SFAS
                      130") and Statement of Financial Accounting Standards No.
                      131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 130 establishes standard for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that displays with the same prominence as other financial statements. SFAS 131 supersedes Statement of Financial Accounting Standard No.
                      14 "Financial Reporting for Segments of a Business
                      Enterprise." SFAS 131 establishes standards of the way the public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

                      SFAS 130 and SFAS 131 are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Because of the recent issuance of these

                                                  RENTECH, INC. AND SUBSIDIARY

                                                SUMMARY OF ACCOUNTING POLICIES

------------------------------------------------------------------------------

                      standards, management has been unable to fully evaluate the impact, if any, the standards may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by the implementation of these standards.

                      In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS No. 132") which standardizes the disclosure requirements for pensions and other postretirement benefits and requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. SFAS No. 132 is effective for years beginning after December 15, 1997 and requires comparative information for earlier years to be restated, unless such information is not readily available. Management believes the adoption of this statement will have no material impact on the Company's consolidated financial statements.

                      The FASB has recently issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133").
                      SFAS No. 133 established standards for recognizing all derivative instruments including those for hedging activities as either assets or liabilities in the statement of financial position and measuring those instruments at fair value. This Statement is effective for fiscal years beginning after June 30, 1999. The Company has not yet determined the effect of SFAS No. 133 on its financial statements. Management believes the adoption of this statement will have no material impact on the Company's consolidated financial statements.

                      The FASB recently issued Statement of Financial Accounting Standards No. 134 "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" ("SFAS No. 134"). SFAS No. 134 establishes accounting and reporting standards for certain activities of mortgage banking enterprises and other enterprises that conduct operations that are substantially similar to the primary operations of a mortgage banking enterprise.

                      This statement is effective for the first fiscal quarter beginning after December 15, 1998. Management believes the adoption of this statement will have no impact on the Company's consolidated financial statements.

                                                  RENTECH, INC. AND SUBSIDIARY

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------

1.   BUSINESS         On March 20, 1997, the Company acquired the assets of
     ACQUISITION      Okon for $1,050,000 in cash, a $300,000 note due to the
                      seller and $25,739 in acquisition costs. The acquisition was recorded using the purchase method of accounting, by which the assets are valued at fair market value at the date of acquisition. The operating results of Okon have been included in the accompanying consolidated financial statements from the date of acquisition. The allocation of the purchase price was as follows:

                      -------------------------------------------------------
                      Inventories               $    83,977
                      Property and equipment         82,047
                      Goodwill                    1,209,715
                      -------------------------------------------------------

                      Total purchase price      $ 1,375,739
                      -------------------------------------------------------
                      -------------------------------------------------------

                      The following unaudited pro forma information presents the consolidated results of operations of the Company as if the acquisition of Okon had occurred at the beginning of fiscal year 1997. The unaudited pro forma financial data does not purport to be indicative of the results which actually would have been obtained had the purchase been effected on the dates indicated or of the results which may be obtained in the future.

                      YEAR ENDED SEPTEMBER 30,           1997
                      -------------------------------------------------------
                      Revenues                      $  1,768,709
                      Operating expenses               2,877,575
                      Other expense                      295,190
                      -------------------------------------------------------

                      Net loss from continuing
                       operations                     (1,404,056)

                      Dividend requirements on
                       preferred stock (1)               760,743
                      -------------------------------------------------------



                                                  RENTECH, INC. AND SUBSIDIARY

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------

                      Loss applicable to
                       common stockholders          $ (2,164,799)
                      -------------------------------------------------------
                      -------------------------------------------------------

                      Net loss per common
                       share from continuing
                       operations                       $  (0.11)
                      -------------------------------------------------------
                      -------------------------------------------------------

                      (1) The Company used the proceeds from a preferred stock offering to acquire Okon. Therefore, the Company has recorded the dividends on the preferred stock assuming that the preferred stock was outstanding at the beginning of fiscal year 1997.

2.   PROPERTY AND     Property and equipment consisted of the following:
     EQUIPMENT

                      SEPTEMBER 30,                    1998           1997
                      -------------------------------------------------------
                      Machinery and equipment     $ 139,753     $  139,753
                      Vehicles                       23,117          4,000
                      Office furniture and
                        equipment                   165,328        122,660
                      Leasehold improvements        172,117         33,224
                      -------------------------------------------------------
                                                    500,315        299,637
                      Less accumulated
                       depreciation and
                       amortization                 180,258        126,774
                      -------------------------------------------------------
                                                  $ 320,057     $  172,863
                      -------------------------------------------------------
                      -------------------------------------------------------

3.   INVESTMENT       On May 6, 1998, the Company and ITN Energy Systems, Inc.
     IN ITN/ES        ("ITN") agreed to form a venture to design, develop and
                      manufacture active and passive Radio Frequency
                      Identification tags (RFID tags) which have a wide range of applications. This opportunity utilizes thin-film deposition technology developed by ITN.

                                                  RENTECH, INC. AND SUBSIDIARY

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------

                      On May 29, 1998, the Company acquired a 10% ownership in ITN. The Company's 10% ownership in ITN includes a 10% ownership interest in the 50% ownership interest of ITN in Global Solar Energy LLC. The other 50% owner of Global Solar Energy LLC is Advanced Energy Technologies, Inc., a wholly owned subsidiary of Tucson Electric Power Corporation, which is a wholly owned subsidiary of UniSource Energy Corporation. Global Solar Energy LLC was established to manufacture and market flexible photovoltaic (PV) modules. The additional consideration paid to ITN was 500,000 shares of the Company's common stock for the derivative interest in Global Solar Energy LLC. The Company's earlier investment with ITN enabled the Company to acquire interests in other technology ventures with ITN.

                      The total consideration paid to ITN in exchange for 10% of ITN's issued and outstanding shares was as follows:

                        -    A $200,000 cash deposit plus $52,665 in
                             acquisition costs,
                        - Issuance of 1,700,000 common shares having a market value of $2,728,125 at the date of issuance, and
                        - Issuance of warrants to purchase up to 150,000 additional shares of the Company. The value of the warrants under the Black-Scholes option-pricing model was $98,317.

                      If at any time after nine months from May 29, 1998, ITN elects to sell a portion of its Rentech shares, and if at that time the closing bid price of the Rentech shares is less than $0.40 per share for a period of 20 consecutive days, ITN will have the right to sell up to 1,700,000 of the shares to the Company for cash, during the following 12 month period. The purchase price payable by the Company for each of its shares will be $0.40. On May 29, 1998, the Company advanced ITN 200,000 shares prior to the closing. On July 1, 1998 the Company finalized the purchase of 10% of ITN and issued the additional 500,000 shares and released 1,000,000 shares from escrow.

4.   LONG-TERM        During September and October 1997, the Company issued,
     DEBT             for cash, convertible notes payable of $520,500 and
                      $60,000 as part of a private offering that closed in October 1997. During September 1997, the Company

                                                  RENTECH, INC. AND SUBSIDIARY

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------

                      issued an additional convertible notes payable for $40,000. Net proceeds from the private offering after paying commissions and offering costs were $541,554. The convertible notes payable bear interest at 10% with interest payable at maturity. For each $1 received from the private offering, the Company issued one share of its common stock. During September and October 1997, the Company issued 560,500 and 60,000 of the Company's common stock valued at $170,645 and $45,621. The Company recorded these amounts as additional interest expense associated with these convertible notes payable. The notes were convertible into shares of the Company's common stock at $.33 per share until April 16, 1998. The conversion rate of the convertible notes equalled or exceeded the Company's market rate of its common stock at the date of the issuance of the convertible debt. In April 1998, the notes payable were converted into 1,880,301 common shares in the Company.

                      On March 20, 1997, the Company entered into a $300,000 note payable with the sellers of Okon (see Note 1). The $300,000 note payable accrued interest at 10% with monthly interest only payments due through March 1998. Commencing March 15, 1998, monthly principal and interest were due through March 15, 1999. The note which was collateralized by all assets of Okon was paid in full in March, 1998.

                      During August 1997, the Company issued, for cash, notes payable in the amount of $390,000. The notes bore interest at an annual interest rate of 20%. As additional consideration, the note holders were granted stock options to purchase 214,500 shares of the Company's common stock at a price equal to the market value on the date of grant. The value of the options using the Black-Scholes option-pricing model was $24,948. The Company recorded this amount as partial consideration in interest expense on the notes payable (see Note 5). The notes were collateralized by an assignment of the common stock of the Company's wholly owned subsidiary, Okon. An officer of the Company held $90,000 of these notes payable. The notes were paid in full in March, 1998.

                                                    RENTECH, INC. AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

5.  STOCKHOLDERS'      PREFERRED STOCK
    EQUITY
                       During February 1997, the Company amended its articles of incorporation authorizing the issuance of 150,000 shares of Series A preferred stock. The holders of the Series A preferred stock are entitled to receive, when, and if declared by the Board of Directors and out of funds legally available for the payment of dividends, dividends at the annual dividend rate of $1.50 per year on each outstanding share of preferred stock commencing upon issuance. The dividends are payable quarterly in cash or at the option of the Company in shares of its free-trading common stock on the first day of April, July, October and January of each year commencing July 1, 1997. The dividends accrue and are cumulative to the extent not declared and paid by the Company.

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

                       During March 1997, the Company completed the $1,500,000 sale of 150,000 shares of its Series A preferred stock together with warrants to purchase, at approximately $.28 per share, additional shares of the Company's common stock. The Company received net proceeds of $1,249,011 after deducting $250,989 in offering costs and recognized a deemed dividend of $159,642. During April and May 1997, the preferred shareholders elected to convert $372,500 of their 37,250 shares into 2,690,946 shares of the Company's common stock. The remaining shares were redeemed prior to September 30, 1997 at $12.50 per share plus accumulated dividends of $65,309 for a total cost of $1,474,684. As required by the terms of the preferred stock issue, 3,423,456 warrants were issued upon the conversion and redemption of the preferred stock. The

                                                    RENTECH, INC. AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                       value of the warrants using the Black-Scholes option-pricing model was $151,588. The Company recorded this amount as additional deemed dividends on the preferred stock.

                       During fiscal 1998, the Company amended its articles of incorporation authorizing the issuance of 200,000 shares of Series A Preferred Stock and 800,000 shares of
                       Series B Preferred Stock.

                       During fiscal year 1998, the Company issued 200,000 shares of Series A Preferred Stock at $10.00 per share together with warrants to purchase 200,000 shares of Series B Preferred stock and, at the option of the Company, up to an additional 600,000 shares of Series B Preferred Stock at $10.00 per share. The warrants issued to the Series A Preferred stockholders were deemed to be nominal in value. The Company received $2,000,000 in cash before offering costs of $336,083. The Series A Preferred Stock pays a dividend of 9% per year and is convertible over 18 months into common stock at the lesser of the average closing bid price of the common stock for the five trading days preceding the purchase of the preferred shares; average closing bid price of the common stock for the five days preceding the date of the final sale of the preferred shares by the Company; or at 82.5% of the average closing bid for the five trading days preceding the conversion of the Series A Preferred Stock into common stock. The Company recorded a deemed dividend of $424,242 when it issued the Series A Preferred Stock. During fiscal 1998, certain holders of the Series A Preferred Stock converted 150,000 of their shares plus $57,716 in accrued dividends into 1,540,014 common shares of the Company.

                       The warrants provide for the purchasers of the Series A Preferred Stock, during the 18 months after purchase of the Series A Preferred Stock, to purchase 200,000 shares of the Series B Preferred Stock at $10 per share and provide the Company during the same period the option to sell to the purchasers an additional 600,000 shares of the Series B Preferred Stock at $10.00 per share. The Company has no obligation to sell any of the 600,000 shares of the Series B Preferred Stock to the purchasers. The Company does not have to sell any of the 800,000 shares of the Series B Preferred Stock to the purchasers if certain conditions occur, primarily related to volume and the

                                                    RENTECH, INC. AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                       price of the common stock in the market. The Company has no obligation to sell any of the 800,000 shares of the Series B Preferred Stock if the average daily share price for the common stock for the 10 trading days prior to the sale is less than $1.00 per share. The Series B Preferred Stock pays a dividend of 9% per year and is convertible into common stock until December 31, 1999 at 82.5% of the average closing bid for the five trading days preceding the date of conversion.

                       During the last quarter of fiscal 1998, the Company issued 300,000 Series B Preferred stock for $3,000,000 in cash before offering costs of $360,489. The Company recorded a deemed dividend of $636,363 when it issued the Series B Preferred Stock. During fiscal 1998, certain holders of the Series B Preferred Stock converted 192,500 of their shares plus $12,324 in accrued dividends into 2,164,987 common shares of the Company.

                       The Series A and B Preferred Stock are not redeemable prior to September 30, 1999. Thereafter, the Company under the sole authority of its board of directors may elect to redeem the Series A and B Preferred Stock, in whole or in part, in cash equal to $11.50 per share plus any accumulated and unpaid dividends.

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

                       During fiscal 1998, the Company issued 2,824,442 shares of its common stock upon exercise of 722,500 and 2,101,942 in stock options and stock warrants for cash proceeds of $725,971.

                       During fiscal 1998, the Company issued 200,000 shares of its common stock with a market value of $162,500 as partial consideration to reacquire all

                                                    RENTECH, INC. AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                       rights that RIG86 held to market, develop, license or sublicense the Rentech process technology in the countries comprising the Association of South East Asian Nations.

                       During fiscal 1998, the Company issued 166,000 shares of its common stock with a market value of $223,033 in payment for services, of which $128,125 is for future services.

                       STOCK OPTIONS AND STOCK WARRANTS

                       At September 30, 1998, the Company has five stock option plans, which are described below.

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

                       During 1994, the Company's board of directors adopted the 1994 Stock Option Plan which allows for the issuance of incentive stock options, within the meaning of Internal Revenue Code. The Company has reserved 300,000 shares of the Company's $0.01 par value common stock for issuance under the plan.

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

                       During 1998, the Company's board of directors adopted the 1998 Stock Option Plan which allows the issuance of incentive stock options, within the

                                                    RENTECH, INC. AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                       meaning of the Internal Revenue Code, and other options pursuant to the plan that constitute nonstatutory options. The Company has reserved 500,000 shares of the Company's $0.01 par value common stock for issuance under the plan.

                       During January 1997, options to purchase 250,000 of the Company's $.01 par value common stock were granted at $.01 as partial compensation for financial marketing and consulting services. These options expire on January 29, 1999. An additional 150,000 options were granted at $.01 as incentive stock options under the Company's 1996 Stock Option Plan. These options expire on January 29, 1999. An additional 15,000 shares were granted at $.25 per share which are exercisable through July 7, 2002 under the Company's 1990 Stock Option Plan. The Company received services valued at $24,000 in exchange for these 415,000 options.

                       In May 1997, options to purchase 100,000 of the Company's $.01 par value common stock were granted as compensation for public relations consulting services. These options were granted at $.30 which is in excess of the common stock's market price at the date of grant. These options may be exercised at $.30 per share through May 13, 1998.

                       On August 15, 1997, options to purchase 214,500 of the Company's $.01 par value common stock were granted in partial consideration for $24,948 in interest expense on the notes payable issued during August 1997 (See Note 4). The options may be exercised through August 14, 1999.

                       In October 1998, the Company issued options to purchase 100,000 of the Company's $.01 par value common shares in connection with an offer of employment. These options may be exercised at $.75 per share through October 6, 2002.

                       During 1998, the Company issued options to purchase 7,500 common shares were granted as compensation to three individuals pursuant to an agreement with them to serve on a Management Advisory Board in 1996. These options were granted at $.35 per share and expire in 1998. The fair value of the options are considered nominal in value.

                                                    RENTECH, INC. AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                       During fiscal 1997, warrants to purchase 3,423,456 shares were issued in connection with a private offering of the Company's preferred stock. The Company granted these warrants in partial consideration for $151,588 in dividends on the preferred stock. The warrants can be exercised at various prices from $.2686 to $.3564 per share and expire at various dates from March 7, 1999 to April 7, 1999

                       During 1996, the Company issued 4,744,000 warrants to purchase common stock of the Company at an exercise price of $.25 per share. During January, February and March, 1997, 251,900 warrants were exercised at $.25 per share. On May 14, 1997, each warrant holder of record was granted the right to receive two shares of the Company's common stock for $.125 per share. Prior to the expiration date of September 20, 1997, 8,582,086 of these warrants were exercised. Also on May 14, 1997, officers and directors, who had received warrants under the original agreement for compensation due and unpaid under consulting contracts or employment agreements, assigned their rights to third parties. To avoid economically penalizing the officers and directors and to provide the officers and directors with a proprietary interest in and a greater concern for the interests of the Company's shareholders, the Company granted 1,568,700 stock options to the officers and directors at an exercise price of $.125 per share.

                       During March 1997, warrants to purchase 200,000 shares were issued as part of the consideration for the 1997 private placement of convertible preferred shares. These warrants are exercisable at $.30 per share through March 6, 1999. The Company has recorded $4,330 in offering costs associated with this private placement.

                       In October 1997, warrants to purchase 200,000 shares were issued as partial consideration to reacquire all rights that RIG86 held to market, develop, license or sublicense the Rentech process technology in the countries comprising the Association of South East Asian Nations. The warrants can be exercised at $.25 per share and expire at March 3, 2000. The Company recorded the $125,246 fair value of the warrants to technology rights.

                                                    RENTECH, INC. AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                       In October 1997, warrants to purchase 233,959 shares were issued as part of the consideration for the 1997 private placement of convertible notes payable. These warrants can be exercised at $.33 per share through October 14, 2002. The Company recorded $279,723 in offering costs associated with this private placement.

                       In February 1998, warrants to purchase 200,000 shares were issued as part of the consideration for the 1998 private placement of convertible preferred shares. These warrants can be exercised at $1.00 per share through February 8, 2000. The Company recorded $95,757 in offering costs associated with this private placement.

                       In June 1998, warrants to purchase 150,000 shares were issued in connection with the Company's investment in ITN/ES. The warrants can be exercised at $1.59 per share and expire at July 1, 2003. The Company recorded the $98,317 fair value of the warrants to its investment in ITN/ES (see Note 3).

                       The following table summarizes information on stock option activity:

                                                                                  Weighted
                                                                                   Average
                                                                    Exercise      Exercise
                                                    Number of        Price          Price       Expiration
                       Outstanding at                Shares        Per Share      Per Share        Dates
                       ------------------------------------------------------------------------------------
                       1990 STOCK OPTION PLAN

                       Outstanding at
                          October 1, 1996            472,280      $.5052-$1.88       $.84         1996-1998
                          Granted                    625,000       $.1875-$.28       $.23              2002
                          Expired                   (356,292)           $.5052       $.51                 -
                       ------------------------------------------------------------------------------------

                       Outstanding at
                          September 30, 1997         740,988      $.1875-$1.88       $.50         1998-2002
                          Exercised                  (75,000)     $.1875-$1.88      $.668                 -
                          Expired                    (95,988)            $1.88      $1.88                 -
                       ------------------------------------------------------------------------------------

                       Outstanding at
                          September 30, 1998         570,000       $.1875-$.30       $.24         2001-2002
                       ------------------------------------------------------------------------------------
                       ------------------------------------------------------------------------------------


                                                    RENTECH, INC. AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       ---------------------------------------------------------

                       1994 STOCK OPTION PLAN
                       Outstanding at
                          October 1, 1996              280,000      $.28-$1.27       $.74         1997-2000
                          Granted                      192,000     $.1875-$.30       $.24         2001-2002
                          Expired and/or forfeited    (180,000)     $.28-$1.27       $.45                 -
                       ------------------------------------------------------------------------------------
                       Outstanding at
                          September 30, 1997           292,000    $.1875-$1.27       $.59         2000-2002
                          Exercised                    (20,000)    $.1875-$.25      $.219                 -
                       ------------------------------------------------------------------------------------
                       Outstanding at
                          September 30, 1998           272,000    $.1875-$1.27       $.62         2000-2002
                       ------------------------------------------------------------------------------------
                       ------------------------------------------------------------------------------------
                       1996 STOCK OPTION PLAN

                       Outstanding at
                          October 1, 1996                    -               -          -                 -
                          Granted                      450,000       $.01-$.30       $.19         1999-2002
                          Expired                            -               -          -                 -
                       ------------------------------------------------------------------------------------
                       Outstanding at
                          September 30, 1997           450,000       $.01-$.30       $.19         1999-2002
                          Granted                       20,000            $.82       $.82              2003
                          Exercised                   (160,000)    $.01-$.1875      $.021                 -
                       ------------------------------------------------------------------------------------
                       Outstanding at
                          September 30, 1998           310,000     $.1875-$.82      $.312         2001-2003
                       ------------------------------------------------------------------------------------
                       ------------------------------------------------------------------------------------
                       1998 STOCK OPTION PLAN
                       Outstanding at
                          October 1, 1997                    -               -          -                 -
                          Granted                      181,000      $.30-$1.78      $.823              2003
                          Expired                            -               -          -                 -

                       Outstanding at
                          September 30, 1998           181,000      $.30-$1.78      $.823              2003
                       ------------------------------------------------------------------------------------
                       ------------------------------------------------------------------------------------
                       OTHER STOCK OPTIONS
                       Outstanding at
                          October 1, 1996                    -               -          -                 -
                          Granted                    2,133,200       $.01-$.30       $.13         1998-2000
                          Expired                            -               -          -                 -
                       ------------------------------------------------------------------------------------
                       Outstanding at
                          September 30, 1997         2,133,200       $.01-$.30       $.13         1998-2000
                          Granted                      107,500       $.35-$.75      $.722         1998-2002
                          Exercised                   (467,500)       $.01-.30      $.134                 -
                       ------------------------------------------------------------------------------------
                       Outstanding at
                          September 30, 1998         1,773,200      $.125-$.75       $.17         1999-2002
                       ------------------------------------------------------------------------------------
                       ------------------------------------------------------------------------------------
                       Total stock options
                       outstanding,
                       September 30, 1998            3,106,200     $.125-$1.78      $.273         1999-2003
                       ------------------------------------------------------------------------------------
                       ------------------------------------------------------------------------------------

                                                    RENTECH, INC. AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                    The following table summarizes information on stock warrant activity:

                                                                    Weighted
                                                                     Average
                                                                     Exercise       Exercise
                                                     Number of         Price          Price          Expiration
                    Outstanding at                    Shares          Per Share      Per Share         Dates
                    -------------------------------------------------------------------------------------------
                    STOCK WARRANTS

                    Outstanding at
                      October 1, 1996                10,268,100       $.125-$3.50      $.47            1997
                      Granted                         3,423,456     $.2686-$.3564      $.29            1999
                      Exercised                      (8,833,986)       $.125-$.25      $.13               -
                      Expired and/or forfeited       (1,434,114)      $.125-$3.50     $2.55               -
                    -------------------------------------------------------------------------------------------

                    Outstanding at
                      September 30, 1997              3,423,456     $.2686-$.3564      $.29            1999
                      Granted                           983,959       $.25-$1.641     $.643       1999-2003
                      Exercised                      (2,071,408)      $.25-$.3564     $.292               -
                    -------------------------------------------------------------------------------------------

                    Outstanding at
                      September 30, 1998              2,336,007       $.25-$1.641     $.433       1999-2003
                    -------------------------------------------------------------------------------------------
                    -------------------------------------------------------------------------------------------

                    The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for the plans. Under APB Opinion 25, when the exercise price of the Company's employee stock options is less than the market price of the underlying stock on the date of grant, compensation cost is recognized.

                    FASB Statement 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), requires the Company to provide pro forma information regarding net loss and net loss per share as if compensation costs for the Company's stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998 and 1997, respectively; dividend yield of 0 percent for all years; expected volatility of 25 to 43 percent in 1998 and 15 to 32 percent in 1997; risk-free interest rates of
                    5.14 to 6.22 percent in 1998 and 5.40 and 5.52 percent in 1997; and expected lives of 2 to 5 years in 1998 and 1 and 5 years in 1997 for the Plans and stock awards.

                                                    RENTECH, INC. AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                    Under the accounting provisions for SFAS No. 123, the Company's net loss and net loss per share would have been increased by the pro forma amounts indicated below:

                    YEARS ENDED SEPTEMBER 30,                 1998           1997
                    -----------------------------------------------------------------
                    Loss applicable to common stock:
                      As reported                         $(3,345,847)    $(2,034,100)
                      Pro forma                           $(3,415,072)    $(2,205,906)

                    Loss per common share:
                      As reported                         $      (.10)    $      (.10)
                      Pro forma                           $      (.10)    $      (.11)
                    -----------------------------------------------------------------
                    -----------------------------------------------------------------

                    The following information summarizes stock options outstanding and exercisable at September 30, 1998.

                                           Outstanding                            Exercisable
                    ------------------------------------------------------  ------------------------
                                                       Weighted Average
                                                  ------------------------
                                                    Remaining                               Weighted
                       Range of         Number     Contractual    Exercise      Number      Average
                    Exercise Prices  Outstanding  Life in years    Price     Exercisable    Exercise
                    ---------------  -----------  -------------   --------   -----------    --------
                           $.25        104,500          1           $.25        104,500        $.25
                    $.125-$1.27      1,668,700          2           $.19      1,668,700        $.19
                    $.1875-$.30      1,032,000          4           $.25      1,032,000        $.25
                     $.30-$1.78        301,000          5           $.80        301,000        $.80
                    --------------------------------------------------------------------------------

                    $.125-$1.78      3,106,200        2.9           $.27      3,106,200        $.27
                    --------------------------------------------------------------------------------
                    --------------------------------------------------------------------------------


                                                    RENTECH, INC. AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                    The following information summarizes stock warrants outstanding and exercisable at September 30, 1998.

                                            Outstanding                              Exercisable
                    -------------------------------------------------------   -----------------------
                                                       Weighted Average
                                                   ------------------------
                                                     Remaining                               Weighted
                       Range of        Number       Contractual    Exercise      Number      Average
                    Exercise Prices  Outstanding   Life in years     Price     Exercisable   Exercise
                    -------------------------------------------------------   -----------------------
                       $.27-$.36      1,922,660           1           $.29      1,922,660       $.29
                      $.25-$1.00        263,347           2           $.82        263,347       $.82
                           $1.64        150,000           5          $1.64        150,000      $1.64
                    --------------------------------------------------------------------------------

                      $.25-$1.64      2,336,007         1.3           $.43      2,336,007       $.43
                    --------------------------------------------------------------------------------
                    --------------------------------------------------------------------------------

6.   COMMITMENTS    EMPLOYMENT AGREEMENTS

                    The Company has entered into employment agreements that extend to January 31, 2002 through March 31, 2002 with four of its officers. The employment agreements set forth annual compensation to the four officers of between $112,000 and $114,000 each. Compensation is adjusted annually based on the cost of living index.

                    RETIREMENT PLANS

                    During 1990, the Company adopted a non-qualified profit sharing plan for the benefit of all employees. The profit sharing plan is administered by a committee appointed by the Company's board of directors. The profit sharing plan allows for current year bonuses of up to five percent of audited pre-tax earnings before depreciation, amortization and extraordinary income, if adjusted earnings for the preceding year exceeds $500,000. No distributions have been granted since the inception of the plan. On January 1, 1998, the Company established a 401(k) plan. Employees who are at least 21 years of age are eligible to participate in the plan and share in the employer matching contribution. The employer is currently matching 50% of the first 6% of the participant's salary deferrals. All participants who have completed 1000 hours of service and who are employed on the last day of the plan year are eligible to share in the non-matching employer contributions. Employer matching and non-matching contributions vest

                                                    RENTECH, INC. AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                    immediately in years in which the plan is not top heavy. During years in which the plan is top heavy, employer matching and non-matching contributions vest 100% after three years of service. The Company contributed $14,352 to the plan for the year ended September 30, 1998.

                    Okon had a pre-existing qualified money purchase pension and profit sharing plan in place. During 1985, Okon adopted a qualified money purchase pension and profit sharing plan administered by a committee appointed by Okon's board of directors for participants which include all employees age 18 and over who have been employed by Okon for two years. The money purchase pension plan calls for Okon's contribution of 6% of each eligible participant's recognized compensation up to the integration level for the plan year and 10.3% over the integration level for the plan year. The profit sharing plan contributions are made at the discretion of Okon for eligible participants. The combined money purchase pension and profit sharing contributions cannot exceed 25% of all eligible employees' wages, not to exceed $30,000 per participant. For the year ended September 30, 1997, Okon contributed approximately $19,000 to the plans. The plans were discontinued in 1998.

                    OPERATING LEASES

                    The Company leases office space under a noncancelable operating lease which expires October 31, 2003, and the lease contains a renewal option for an additional five years. The Company also leases office and laboratory space for its Fischer-Tropsch research facility, under a lease which expires during March, 2003. The Company has entered into an agreement to purchase this building (see
                    Note 11). The Company also leases office and warehouse space for its Okon operation, under a lease which expires during March 1999. The lease contains a renewal option for an additional three years. In addition, provided that Okon is not in default under the lease, Okon has the option to purchase the facility at any time during the lease

                                                    RENTECH, INC. AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                    term. Future minimum lease payments as of September 30, 1998 are as follows:

                    YEARS ENDING SEPTEMBER 30,                           Amount
                    -------------------------------------------------------------
                    1999                                               $163,000
                    2000                                                151,000
                    2001                                                131,000
                    2002                                                119,000
                    2003                                                 10,000
                    -------------------------------------------------------------

                    Total                                              $574,000
                    -------------------------------------------------------------
                    -------------------------------------------------------------

                    Total lease expense for the years ended September 30, 1998 and 1997 was approximately $63,000 and $53,000.

                    LETTER OF INTENT

                    On May 27, 1998, the Company entered into a letter of intent, subject to due diligence and financing requirements, to purchase a Rocky Mountain based manufacturing and machining firm for approximately $4,000,000. Due to the nature of the transaction and the sensitivity to its employees, no notification may be forthcoming until closing. On August 5, 1998, a further agreement set forth the terms and conditions for the potential acquisition and due diligence began. As of September 30, 1998, the Company gave the seller a $50,000 non-refundable earnest deposit.

7.   INCOME         There was no provision for income taxes required for the
     TAXES          years ended September 30, 1998 and 1997 due to operating
                    losses in those years.

                    At September 30, 1998, the Company had available net operating loss carry forwards and capital loss carry forwards of approximately $8,525,000 and $238,000 for tax reporting purposes. The operating loss carry forwards expire through 2018, and the capital loss carry forward expires in 1999. These carry forwards are subject to various limitations imposed by the rules and regulations of the Internal Revenue Service.

                                                  RENTECH, INC. AND SUBSIDIARY

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------

                      There were no tax credits established in the statements of operations since the Company has a 100 percent valuation allowance for the tax benefit of net deductible temporary differences and operating loss carryforwards. Management is not able to determine if it is more likely than not that the deferred tax assets will be realized. The Company has deferred tax assets with a 100 percent valuation allowance at September 30, 1998 and 1997. The tax effect on the components is as follows:

                      SEPTEMBER 30,                                          1998          1997
                      ----------------------------------------------------------------------------
                      Net operating loss carry forwards                $   3,197,000   $ 2,583,000
                      Capital loss carry forward                              89,000        56,100
                      Compensation expense for common
                        stock options and common stock
                        not allowed for income tax purposes                   46,000        26,000
                      Accruals for financial statement
                        purposes not allowed for income
                        taxes - cash basis                                    59,000       (12,700)
                      Basis difference relating to
                        licensed technology                                  265,000       209,700
                      Basis difference in property and
                        equipment                                            (62,000)            -
                      Basis difference in other assets                       (19,000)            -
                      Basis difference in technology rights                    7,000             -
                      Basis difference relating to Synhytech
                        plant held for sale                                   75,000        37,000
                      ----------------------------------------------------------------------------
                                                                           3,657,000     2,899,100

                      Valuation allowance                                 (3,657,000)   (2,899,100)
                      ----------------------------------------------------------------------------

                                                                       $         -0-   $       -0-
                      ----------------------------------------------------------------------------
                      ----------------------------------------------------------------------------

                      A reconciliation of the income taxes at the federal statutory rate to the effective tax rate is as follows:

                      YEARS ENDED SEPTEMBER 30,                               1998        1997
                      ---------------------------------------------------------------------------
                      Federal income tax benefit computed
                       at the Federal statutory rate                     $   741,000    $ 467,000
                      State income tax benefit net of
                       Federal benefit                                        39,400       41,000
                      Other - permanent differences                          (22,500)           -
                      Increase in valuation allowance                       (757,900)    (508,000)
                      ---------------------------------------------------------------------------

                      Income tax benefit                                 $         -    $       -
                      ---------------------------------------------------------------------------


8.   SUPPLEMENTAL     YEARS ENDED SEPTEMBER 30,                               1998         1997
     DATA TO          ---------------------------------------------------------------------------
     STATEMENTS OF
     CASH FLOWS       Cash payments for interest                         $ 89,411       $  14,090
                      ---------------------------------------------------------------------------
                      ---------------------------------------------------------------------------

                      Excluded from the statements of cash flows for the years ended September 30, 1998 and 1997 were the effects of certain noncash investing and financing activities as follows:


                      YEARS ENDED SEPTEMBER 30,                              1998         1997
                      ---------------------------------------------------------------------------
                      Issuance of common stock from
                        conversion of preferred stock
                        and dividends                                   $  4,555,645    $ 532,142
                      Issuance of common stock for
                        interest expense on
                        convertible notes payable                       $     45,621    $ 170,645
                      Issuance of common stock for
                        redemption of convertible
                        notes payable                                   $    620,500    $       -
                      Issuance of common stock for
                        services                                        $     94,908    $       -
                      Issuance of common stock for
                        investment in ITN/ES                            $  2,728,125    $       -




                      Issuance of common stock for
                        prepaid expenses                                $    128,125     $      -
                      Issuance of common stock for
                        technology rights                               $    162,500     $      -
                      Issuance of stock warrants for
                        investment in ITN/ES                            $     98,317     $      -
                      Issuance of stock warrants for
                        technology rights                               $    125,246     $      -
                      Issuance of stock warrants for
                        offering costs                                  $    375,480     $      -
                      Issuance of stock warrants for
                        dividends on preferred stock                    $          -     $151,588
                      Issuance of stock options for
                        interest expense on notes
                        payable                                         $          -     $ 24,948
                      Issuance of stock options for
                        services                                        $     52,933     $ 45,028
                      Property and equipment financed
                        with accounts payable                           $    138,893     $      -
                      Increase in accrued dividends                     $     34,347     $      -
                      Accounts receivable offset with
                        accrued liability                               $     24,000     $      -
                      Long-term debt issued in connection
                        with the business acquisition                   $          -     $300,000
                      ---------------------------------------------------------------------------
                      ---------------------------------------------------------------------------




9.   SEGMENT AND      The Company operates in the alternative fuels industry
     GEOGRAPHIC       and in the paint industry due to the acquisition of Okon
     INFORMATION      during March 1997 (see Note 1).  The Company develops and
                      markets processes for conversion of low-value, carbon-bearing solids or gases into valuable liquid hydrocarbons and in the manufacture and distribution of water-based paints, sealers and coatings. During fiscal 1998 and 1997, the Company did not generate any revenue from the alternative fuels industry. Financial information summarized by industry segment is as follows for 1998 and 1997.

                                                Alternative                     Intercompany
                      SEPTEMBER 30, 1998          Fuels               Paint     Eliminations        Consolidated
                      ------------------------------------------------------------------------------------------
                      Revenues                $           -     $    1,987,586  $           -      $    1,987,586
                      Income (loss) from
                        operations            $  (2,324,088)    $      337,270  $           -      $   (1,986,818)
                      Depreciation and
                           amortization       $     288,852     $      102,798  $           -      $      391,650
                      Capital expenditures    $     175,484     $       25,194  $           -      $      200,678
                      Identifiable assets     $   5,596,273     $    2,059,253  $    (449,053)     $    7,206,473
                      Corporate assets        $   4,884,517     $            -  $  (1,375,740)     $    3,508,777
                      Total assets            $  10,480,790     $    2,059,253  $  (1,824,793)     $   10,715,250
                      ------------------------------------------------------------------------------------------
                      ------------------------------------------------------------------------------------------

                      SEPTEMBER 30, 1997
                      ------------------------------------------------------------------------------------------
                      Revenues                $           -     $    1,189,536  $           -      $    1,189,536
                      Income (loss) from
                        operations            $  (1,366,898)    $      289,115  $           -      $   (1,077,783)
                      Depreciation and
                        amortization          $     252,251     $       52,332  $           -      $      304,583
                      Capital expenditures    $       8,544     $       57,271  $           -      $       65,815
                      Identifiable assets     $   2,777,789     $    1,759,476  $    (130,145)     $    4,407,120
                      Corporate assets        $   1,825,824     $            -  $  (1,375,740)     $      450,084
                      Total assets            $   4,603,613     $    1,759,476  $  (1,505,885)     $    4,857,204
                      ------------------------------------------------------------------------------------------
                      ------------------------------------------------------------------------------------------


10.  SIGNIFICANT      With the acquisition of Okon in March 1997, the Company's
     CUSTOMERS        revenue base was increased to over 2,000 customers.  As of
                      September 30, 1998, two customers account for 23% and 18% of the paint segment's accounts receivable, and during fiscal 1998, two customers accounted for 41% and 24% of total paint segment's sales. As of September 30, 1997, one customer accounted for 100% of total accounts receivable for the alternative fuel segment and one customer accounted for 29% of the paint segment's accounts

11.  SUBSEQUENT       During October 1998, the Company converted 36,500 shares
     EVENT            of Series A Preferred Stock and accrued dividends related
                      thereto into 552,878 common shares, and the Company converted 107,500 shares of Series B Preferred Stock and accrued dividends related thereto into 1,618,787 common shares.

                      On November 23, 1998, the Company made an offer to purchase the industrial building occupied by its research laboratory for $1,413,000. The building is occupied by two additional tenants with long-term leases. The building purchase will be financed with cash and debt.

                      On October 8, 1998, the Company entered into a licensing agreement with Texaco Natural Gas, Inc. for the Rentech GTL Technology. Under the license, Texaco will use Rentech's GTL technology in combination with Texaco's proprietary gasification technology to produce liquid hydrocarbon products such as naphtha, fuel and specialty products.

     The following exhibits are filed with this Form 10-KSB or incorporated herein by the following references:



                                          Exhibit Index
Exhibit
Number         Description
EX-3.(i).1     Restated and Amended Articles of Incorporation, dated January 4,
               1991 (incorporated herein by reference from the exhibits to
               Amendment No. 2 to Registrant's Form S-18 Registration Statement
               No. 33-37150-D filed with the Securities and Exchange Commission on or about January 18, 1991).

EX-3.(i).2     Articles of Amendment dated April 5, 1991 to the Restated and
               Amended Articles of Incorporation (incorporated herein by
               reference from the exhibits to Registrant's Current Report on
               Form 8-K dated August 10, 1993 filed with the Securities and
               Exchange Commission).

EX-3.(i).3     Articles of Amendment dated January 26, 1998 to Articles of
               Incorporation-- Preferences, Limitations and Relative Rights of
               Convertible Stock, Series 1998-B of Rentech, Inc.

EX-3.(i).4     Articles of Amendment dated November 10, 1998 to Articles of
               Incorporation --Designation, Preferences and Rights of Series
               1998-C Participating Cumu- lative Preference Stock of Rentech,
               Inc.

EX-3-(ii)      Bylaws, as amended, (incorporated herein by reference from the exhibits to Registrant's Form S-18 Registration Statement No.
               33-37150-D filed with the Securities and Exchange Commission on or about January 18, 1991).

EX-4 Shareholder Rights Plan dated November 10, 1998 (incorporated herein by reference from the exhibits to Current Report on Form
               8-K filed with the Securities and Exchange Commission on November
               19, 1998).

EX-10-1 Profit Sharing Plan (incorporated herein by reference from the exhibits to Registrant's Form S-18 Registration Statement No.
               33-37150-D filed with the Securities and Exchange Commission on or about October 30, 1990).

EX-10.2 1990 Stock Option Plan (incorporated herein by reference from the exhibits to the Company's Registration Statement No. 33-37150-D filed with the Securities and Exchange Commission on Form S-18 dated April 12, 1992).

EX-10.3 1994 Stock Option Plan (incorporated herein by reference from the exhibits to Post-Effective Amendment No,. 5 to Registrant's Form
               S-18 on Form SB-2 Registration Statement No. 33-37150-D filed with the Securities and Exchange Commission on or about September
               19, 1994).

EX-10.4 1996 Stock Option Plan (incorporated herein by reference from the exhibits to Registrant's Current Report on Form 8-K dated
               December 18, 1996 filed with the Securities and Exchange
               Commission).

EX-10.5        1998 Stock Option Plan.



EX-10.6 Employment contracts with Charles B. Benham, Dennis L. Yakobson and Ronald C. Butz dated November 14, 1994 (incorporated herein by reference from the exhibits to Registrant's Current Report on Form 8-K dated November 14, 1994 filed with the Securities and Exchange Commission.)

EX-10.7        Articles of Organization of ITN Electronic Substrates LLC dated
               August 4, 1997 (incorporated by reference from Exhibit 10.6 to
               Registrant's Form 10-KSB/A Amendment No. One filed with the
               Securities and Exchange Commission on October 31, 1997).

EX-10.8        License Agreement to Esquire Gujarat Petrochemicals Ltd. dated
               Jun. 25, 1994 (incorporated by reference from Exhibit No. 10-7 to
               Registrant's Form 10-KSB/A Amendment No. One filed with the
               Securities and Exchange Commission on October 31, 1997).

EX-10.9        Letter of Intent between Rentech, Inc. and ITN Energy Systems,
               Inc. dated October 17, 1996 (incorporated herein by reference from the exhibits to Registrant's Current Report on Form 8-K/A dated November 7, 1996 filed with the Securities and Exchange
               Commission.)

EX-10.10       License Agreement between Rentech, Inc. and Texaco Natural Gas,
               Inc. dated October 8, 1998. *Portions of the exhibit have been omitted pursuant to a Request For Confidential Treatment.

EX-27          Financial Data Schedule
