Form 10QSB
period 1998-12-31
RENTECH INC /CO/
filed 1999-02-16
CIK 868725

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended December 31, 1998

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
          For the transition period from ____________ to ___________

Commission File Number 0-19260



                                  RENTECH, INC.
                 (Name of small business issuer in its charter)

          COLORADO                                          84-0957421
-------------------------------                         -------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)


                          1331 17TH STREET, SUITE 720
                             DENVER, COLORADO 80202
                    ----------------------------------------
                    (Address of principal executive offices)

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
                      ---     ---

         The number of shares outstanding of each of the issuer's classes of common equity, as of December 31, 1998: common stock - 43,295,347.

                                 RENTECH, INC.
                          FORM 10-QSB QUARTERLY REPORT

                               Table of Contents

                         PART I - FINANCIAL INFORMATION

Item 1.      Consolidated Financial Statements:

             Consolidated Balance Sheets as of December 31, 1998
             and September 30 1998..........................................3

             Consolidated Statements of Operations for the three months ended December 31, 1998 and December 31, 1997..................5

             Consolidated Statement of Stockholders' Equity for
             the three months ended December 31, 1998.......................6

             Consolidated Statements of Cash Flows for the three
             months ended December 31, 1998 and December 31, 1997...........7

             Notes to the Consolidated Financial Statements.................8

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations...........................11

                         PART II - OTHER INFORMATION

Item 1.      Legal Proceedings - None......................................15

Item 2.      Change in Securities and Use of Proceeds - None...............15

Item 3.      Defaults Upon Senior Securities - None........................15

Item 4.      Submission of Matters to a Vote of Security Holders - None....15

Item 5.      Other Information - None......................................15

Item 6.      Exhibits and Reports on Form 8-K..............................15

         (a)      Exhibits - None

RENTECH, INC. AND SUBSIDIARY
Consolidated Balance Sheets

                                                                         December 31,                 September 30,
                                                                             1998                         1998
                                                                         (Unaudited)
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                           $  2,528,370                 $ 3,056,379
     Accounts receivable , net of $2,154 and $1,800
       allowance for doubtful accounts                                         99,241                     224,933
     Inventories                                                              111,489                      99,574
     Prepaid expenses and other current assets                                238,520                     209,179
-------------------------------------------------------------------------------------------------------------------

Total Current Assets                                                        2,977,620                   3,590,065
-------------------------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT
     Property and equipment, net of accumulated
       depreciation of $198,871 and $180,258                                  462,917                     320,057
-------------------------------------------------------------------------------------------------------------------

OTHER ASSETS
     Licensed technology, net of accumulated
       amortization of $1,230,137 and $1,172,951                            2,201,011                   2,258,197
     Goodwill, net of accumulated amortization
       of $144,495 and $124,333                                             1,065,220                   1,085,382
     Investment in ITN/ES                                                   3,079,107                   3,079,107
     Technology rights, net of accumulated
       amortization of $35,558 and $28,776                                    252,188                     258,970
     Deposits and other assets                                                226,137                     123,472
-------------------------------------------------------------------------------------------------------------------

Total Other Assets                                                          6,823,663                   6,805,128
-------------------------------------------------------------------------------------------------------------------


Total Assets                                                             $ 10,264,200                 $10,715,250
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

See notes to the consolidated financial statements

RENTECH, INC. AND SUBSIDIARY
Consolidated Balance Sheets (continued)

                                                                                         December 31,                 September 30,
                                                                                             1998                         1998
                                                                                         (Unaudited)
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                                   $     215,698                $    315,116
     Accrued liabilities                                                                       43,891                      79,568
-----------------------------------------------------------------------------------------------------------------------------------


Total Current Liabilities                                                                     259,589                     394,684
-----------------------------------------------------------------------------------------------------------------------------------


COMMITMENTS

STOCKHOLDERS' EQUITY

     Series A convertible preferred stock - $10 par value; 200,000 shares authorized; 0 and 50,000 shares issued and outstanding; $10 per share liquidation value (in the aggregate $528,347 including
       accrued dividends of $28,347 as of September 30, 1998)                                       -                     500,000
     Series B convertible preferred stock - $10 par value; 800,000 shares authorized; 0 and 107,500 shares issued and outstanding; $10 per share liquidation value (in the aggregate $1,081,000 including
       accrued dividends of $6,000 as of September 30, 1998)                                        -                   1,075,000
     Common stock - $.01 par value; 100,000,000 shares
       authorized; 43,295,347 and 40,075,292 shares
       issued and outstanding                                                                 432,951                     400,750
     Additional paid-in capital                                                            23,270,018                  21,426,487
     Accumulated deficit                                                                  (13,698,358)                (13,081,671)
-----------------------------------------------------------------------------------------------------------------------------------

     Total Stockholders' Equity                                                            10,004,611                  10,320,566
-----------------------------------------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity                                               $ 10,264,200                $ 10,715,250
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------

See notes to the consolidated financial statements.

RENTECH, INC. AND SUBSIDIARY
Consolidated Statements of Operations (Unaudited)

                                                                    Three Months Ended
                                                                       December 31,
                                                                  1998              1997
-------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------
REVENUES:
     Net sales                                               $   401,288        $   402,167
     Royalty income                                              160,000                  -
-------------------------------------------------------------------------------------------------
Total Revenues                                                   561,288            402,167

COSTS OF SALES:
     Cost of sales                                               174,137            172,300
-------------------------------------------------------------------------------------------------

GROSS PROFIT                                                     387,151            229,867

EXPENSES:
     General and administrative                                  744,212            569,822
     Research and development                                    158,046                  -
     Depreciation and amortization                               101,591             90,204
-------------------------------------------------------------------------------------------------
Total Expenses                                                 1,003,849            660,026
-------------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                                            (616,698)          (430,159)

OTHER INCOME (EXPENSE):
     Interest income                                              32,433              2,470
     Interest expense                                               (230)           (75,331)
-------------------------------------------------------------------------------------------------
Total Other Income (Expense)                                      32,203            (72,861)
-------------------------------------------------------------------------------------------------
NET LOSS                                                        (584,495)          (503,020)

Dividend requirement on Preferred Stock                           32,192                  -
-------------------------------------------------------------------------------------------------

LOSS APPLICABLE TO COMMON STOCK                                $(616,687)        $ (503,020)
-------------------------------------------------------------------------------------------------

Basic and diluted weighted average number
of shares outstanding                                         41,951,486         29,995,612
-------------------------------------------------------------------------------------------------

NET LOSS PER SHARE:
     Basic and diluted                                            $(0.01)            $(0.02)
-------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------

See notes to the consolidated financial statements.

RENTECH, INC. AND SUBSIDIARY
Condensed Consolidated Statement of Stockholders' Equity

For the Three Months ended December 31, 1998 (Unaudited)

                                                             Preferred Stock
                                                Series A                         Series B
                                      Shares                Amount        Shares          Amount
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------
Balances, October 1, 1998             50,000             $ 500,000        107,500      $ 1,075,000
Common stock issued,
  for cash
Common stock issued
  for dividends on Series A
  Preferred stock
Common stock issued
  for dividends on Series B
  Preferred stock
Common stock  issued
  for conversion of Series A
  Preferred stock                    (50,000)             (500,000)
Common stock issued
  for conversion of Series B
  Preferred stock                                                        (107,500)      (1,075,000)
Dividends on preferred stock
Net loss for the three
  months ended
  December 31, 1998

----------------------------------------------------------------------------------------------------
Balances, December 31, 1998
(unaudited)                               -0-             $     -0-            -0-     $        -0-
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------
                                          Common Stock                        Additional
                                                        Par                   Paid-in              Accumulated
                                  Shares                Value                 Capital              Deficit
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

Balances, October 1, 1998         40,075,292            $ 400,750             $ 21,426,487         $(13,081,671)
Common stock issued,
  for cash                           819,610                8,196                  225,998
Common stock issued
  for dividends on Series A
  Preferred stock                     52,068                  521                   55,241
Common stock issued
  for dividends on Series B
  Preferred stock                     11,436                  114                   10,663
Common stock  issued
  for conversion of Series A
  Preferred stock                    730,549                7,305                  492,695
Common stock issued
  for conversion of Series B
  Preferred stock                  1,606,392               16,065                1,058,934
Dividends on preferred stock                                                                            (32,192)
Net loss for the three
  months ended
  December 31, 1998                                                                                    (584,495)

--------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1998
(unaudited)                       43,295,347            $ 432,951             $ 23,270,018         $(13,698,358)
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

See notes to the consolidated financial statements.

RENTECH, INC. AND SUBSIDIARY
Consolidated Statement of Cash Flows

For the Three Months Ended December 31, (Unaudited)                            1998                           1997
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
     Net Loss                                                               $(584,495)                    $ (503,020)
     Adjustments to reconcile net loss to net cash
          used in operating activities:
          Depreciation and amortization                                       102,743                         90,204
          Interest paid with Common Stock                                           -                         45,621
     Changes in operating assets and liabilities:
          (Increase) Decrease in accounts receivables                         125,692                         (4,856)
          (Increase) in inventories                                           (11,915)                          (783)
          (Increase) Decrease in prepaids and other current assets            (29,341)                         4,676
          Increase (Decrease) in accounts payable
             and other accrued expenses                                      (100,749)                         4,905
-----------------------------------------------------------------------------------------------------------------------

Net Cash Used in Operating Activities:                                       (498,065)                      (363,253)
-----------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
     Purchase of equipment                                                   (161,473)                       (10,065)
     (Increase) Decrease in deposits and other assets                        (102,665)                           195
-----------------------------------------------------------------------------------------------------------------------

Net Cash Used in Investing Activities:                                       (264,138)                       (10,065)
-----------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
     Proceeds from convertible notes payable                                        -                         60,000
     Proceeds from issuance of common stock                                   234,194                        236,150
-----------------------------------------------------------------------------------------------------------------------

Net Cash Provided by Financing Activities                                     234,194                        296,150
-----------------------------------------------------------------------------------------------------------------------

DECREASE IN CASH AND CASH EQUIVALENTS                                        (528,009)                       (76,973)
Cash and Cash Equivalents,
     Beginning of Period                                                    3,056,379                        391,487
-----------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents,
     End of Period                                                        $ 2,528,370                      $ 314,514
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

RENTECH, INC. AND SUBSIDIARY
Notes to the Consolidated Financial Statements
December 31, 1998 (Unaudited)

1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements included in the Company's September 30, 1998 annual report on Form 10-KSB. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 1998 are not necessarily indicative of the results that may be expected for the full fiscal year ending September 30, 1999.

2.   SIGNIFICANT ACCOUNTING POLICIES

     Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Okon, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Inventories -Inventory which consist of water protection sealants , chemicals and packaging supplies, are recorded at the lower of cost (first-in, first-out) and market.

     Licensed Technology - Capitalized investment in licensed technology represents costs incurred by the Company primarily for the purpose of demonstrating the Company's proprietary technology to prospective licensees, which it licenses to third parties under various fee arrangements. These capitalized costs are being amortized using the straight line method over 15 years.

     Investment in ITN/ES represents a 10% interest in ITN Energy Systems, Inc. The investment is stated at cost. The investment is evaluated periodically and is carried at the lower of cost or net realizable value.

     Technology Rights - Technology rights are recorded at cost and are being amortized on a straight-line method over a 10 year estimated life.

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

     Revenue Recognition - The Company reports its royalty income when the revenue earning activities that are to be provided by the Company have been performed and no future obligations to perform services exist. Sales of water-based stains sealers and coatings are recognized when the goods are shipped to the customers.

     Research and Development Costs - Research and development costs are charged to expense as incurred.

     Net Income (Loss) Per Share - Statement of Financial Accounting Standards No. 128 provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of shares outstanding during the period. Diluted earning per share reflect the potential dilution of securities that could share in the earnings of the Company, similar to fully diluted earnings per share. Options and warrants are not considered in the computation of diluted earnings per share as their inclusion would be antidilutive. For the three months ended December 31, 1998, total stock options and stock warrants of 4,631,626 were not included in the computation of diluted loss per share because their effect was anti-dilutive.

     The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). Comprehensive income is comprised of net income and all changes to the consolidated statements of stockholders' equity, except those due to investments by stockholders, changes in paid in capital and distributions to stockholders. The adoption of SFAS No. 130 does not impact the Company's consolidated financial statements for 1998 and 1997.

3.   PREFERRED STOCK

     During the period the Company converted 50,000 shares of Series A Preferred Stock at $10.00 per share and 1,075,000 shares of Series B Preferred Stock together with dividends earned on these shares for 782,617 and 1,617,828 common shares respectively.

4.   SUBSEQUENT EVENTS

     In January 1999 the Company issued 75,000 shares of its Series B Preferred Stock for net proceeds of $675,000 after offering costs of $75,000.

5.   RECENT ACCOUNTING PRONOUNCEMENTS

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

     The Financial Accounting Standards Board has recently issued Statements of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes standards for recognizing all derivative instruments at fair value. This Statement is effective foe fiscal years beginning after June 30, 1999. Management believes the adoption of this statement will have no impact on the Company's consolidated financial statements.

      The FASB recently issued Statements of Financial Accounting Standards No. 134 "Accounting for Mortgage-Backed securitization of Mortgage Loans Held for Sales by a Mortgage Banking Enterprise" ("SFAS No. 134"). SFAS No. 134 establishes accounting and reporting standards for certain activities of mortgage banking enterprises and other enterprises that conduct operations that are substantially similar to the primary operations of a mortgage banking enterprise. This statement is effective for the first fiscal quarter beginning after December 15, 1998. The Company has not yet determined the effect of SFAS No. 134 on its financial statements. Management believes the adoption of this statement will have no impact on the Company's consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997

RESULTS OF OPERATIONS.

         For the three months ended December 31, 1998, the Company recorded losses of $584,495, compared to net losses of $503,020 for the comparable period in 1998 fiscal year. The 16% increase for 1999 is primarily due to increases in general and administrative expenses and research and development expenses. These increases are partially offset by royalty revenue and interest income.

         Net sales of water-based paints, sealers and coatings by the Company's Okon subsidiary for the three months ended December 31, 1998 were $401,288 as compared to $402,167 during the three months ended December 31, 1997. On October 8, 1998, the Company entered into a licensing agreement with Texaco Natural Gas, Inc. for the Rentech GTL Technology. Under the license, Texaco have the right to use Rentech's GTL Technology alone and in combination with Texaco's proprietary gasification technology to produce liquid hydrocarbon products such as naphtha, fuel and specialty products. Under this agreement, the Company earned $160,000 in royalty income during the three months ended December 31, 1998 compared to no royalty income for the prior comparable period.

         Gross profit increased to $387,151 for the three month month periods ended December 31, 1998 compared to a gross profit of $229,867 for the three month period ended December 31,1997 because of royalty income which was earned during the three months ended December 31, 1998

         General and administrative expenses increased by $174,390 to $744,212 for the three month period ended December 31,1998, compared to $569,822 for the same period in 1998 fiscal year. This increase is caused by approximately $150,000 in expense from the hiring of additional office and sales staff and salary increases during 1998.

         Depreciation and amortization increased by $11,387 for the three month periods ended December 31, 1998 compared to the three months ended December 31,1997 primarily due to depreciation of equipment and amortization of leasehold improvements associated with setting up the new laboratory and research facility.

         Research and development expenses for the three months ended December 31, 1998 are $158,046 as compared to nothing for the same period in the prior fiscal period. These increased costs reflect the addition of personnel and other costs associated with ongoing research in the gas to liquid technology.

         Loss from operations for the three month period ended December 31, 1998 increased 43% to $616,698 from losses of $430,159 reported for the comparable period in 1998 fiscal year. The increased loss is primarily due to increases in office staff , laboratory personnel and other costs associated with increased research. Cost increases are partially offset by royalty income which commenced in October 1998.

         Interest income was $29,963 higher during the three month period ended December 31, 1998 as compared to the same period of 1997 because of the Company's increase in cash on hand.

         Interest expense during the three month period ended December 31, 1998 was $230 compared to $75,331 during comparable 1998 period due to interest charges relating to $1,310,500 in debt which was eliminated in 1998.

LIQUIDITY AND CAPITAL RESOURCES.

         At December 31, 1998, the Company had working capital of $2,718,031 as compared to working capital of

$3,195,381 at September 30, 1998. The decrease in working capital is primarily due to the use of cash in operations and purchase of capital assets partially offset by the proceeds from common stock issued for cash.

         The cash received by the Company during the fiscal year ended September 30, 1998 and the cash generated from Okon's operations are expected to be adequate to fund the Company's operations at the current level through the 2000 fiscal year.

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

         The Company has made significant commitments for capital expenditures. Management has purchased for $1,413,000 the building housing its new laboratory and invested $161,000 in building renovations and new testing equipment during the period ended December 31, 1998. The Company is in the process of closing its Pueblo testing facility.

         The Company has deferred tax assets with a 100 percent valuation allowance at December 31, 1998 and September 30, 1998. Management is not able to determine if it is more likely than not that the deferred tax assets will be realized.

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

ANALYSIS OF CASH FLOW

         As discussed under "Results of Operations," the Company had net losses of $584,495 and $503,020 respectively for the three months ended December 31, 1998 and 1997. The 1997 non-cash expenses include a $45,621 charge for interest on convertible notes payable satisfied with the issuance of common stock.

         There was a $125,692 decrease in accounts receivable during the three months ended December 31,1998 compared to a $4,856 increase during the comparable fiscal year 1998 period. The decrease is primarily due to Okon's December 1998 sales which were at a level approximately one-half of the sales recorded December 1997.

         Accounts payable increased by $100,749 during the three months ended December 31, 1998 compared to a $4,905 increase for the prior year comparable period.

         During the first quarter of fiscal 1999 $498,065 cash was used by operating activities compared to a net cash usage of $363,253 for the comparable period last year.

         The Company purchased $161,473 in equipment and leasehold improvements during the first quarter of fiscal 1999 compared to purchases of $10,065 during the comparable 1998 period.

         Deposits and other assets increased by $102,665 during the first fiscal quarter compared to a $195 decrease for the comparable 1997 period. An additional $25,000 was paid on a future joint venture project and $75,000 was paid on a deposit against a planned future acquisition.

         The Company financed a portion of its activities by net proceeds of $234,194 from an issuance of its common stock during the 1999 period compared to proceeds of $60,000 from convertible notes payable and $236,150 from common stock during the comparable period in 1998.

         Cash decreased during the first quarter of fiscal 1999 by $528,009 compared to a decrease of $76,973 for the comparable period of 1998. These changes decreased the ending cash balance to $2,528,370 at December 31, 1998 from $3,056,379 at September 30, 1998. The 1998 changes decreased the $391,487 September 30, 1997 balance to $315,514 at December 31, 1997.

RECENT ACCOUNTING PRONOUNCEMENTS

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

         The Financial Accounting Standards Board has recently issued Statements of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes standards for recognizing all derivative instruments at fair value. This Statement is effective foe fiscal years beginning after June 30, 1999. Management believes the adoption of this statement will have no impact on the Company's consolidated financial statements.

         The FASB recently issued Statements of Financial Accounting Standards No. 134 "Accounting for Mortgage-Backed securitization of Mortgage Loans Held for Sales by a Mortgage Banking Enterprise" ("SFAS No. 134"). SFAS No. 134 establishes accounting and reporting standards for certain activities of mortgage banking enterprises and other enterprises that conduct operations that are substantially similar to the primary operations of a mortgage banking enterprise. This statement is effective for the first fiscal quarter beginning after December 15, 1998. The Company has not yet determined the effect of SFAS No. 134 on its financial statements. Management believes the adoption of this statement will have no impact on the Company's consolidated financial statements.

                         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.  None.

Item 2.  Change in Securities and Use of Proceeds.

         There were no sales of the Company's equity securities sold by the Company during the period covered by this report that were not registered under the Securities Act of 1933, as amended.

Item 3.  Defaults Upon Senior Securities.  None.

Item 4.  Submission of Matters to a Vote of Security Holders.  None.

Item 5.  Other Information.  None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)    Exhibits.  None

         (b) Form 8-K dated October 8, 1998 reporting under Item 5, Other Events, the licensing agreement with Texaco Natural Gas, Inc. Form 8K dated November 18, 1998 reporting under Item 5, Other Events, the adoption of a shareholder rights plan.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       RENTECH, INC.

                                       /s/ Dennis L. Yakobson
Dated: February 16, 1999               -----------------------------------------
                                       Dennis L. Yakobson, President


                                       /s/ James P. Samuels
Dated: February 16, 1999               -----------------------------------------
                                       James P. Samuels, Vice President-Finance
                                       and Chief Financial Officer