Form 10QSB
period 1999-03-31
RENTECH INC /CO/
filed 1999-05-17
CIK 868725

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-QSB


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended March 31, 1999

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
       For the transition period from ___________ to ___________

Commission File Number 0-19260



                                 RENTECH, INC.
               (Name of small business issuer in its charter)


     Colorado                                                   84-0957421
     -----------------------                                --------------
     (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                    Identification No.)


                         1331 17th Street, Suite 720
                            Denver, Colorado 80202
                         ---------------------------
                 (Address of principal executive offices)

              Issuer's telephone number, including area code:
                               (303) 298-8008


     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes __X__. No _____.

     The number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 1999: common stock 43,982,283.

                                RENTECH, INC.
                        FORM 10-QSB QUARTERLY REPORT

                              Table of Contents

                       PART I - FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements:

          Consolidated Balance Sheets as of March 31, 1999
          and September 30, 1998 . . . . . . . . . . . . . . . . . . .3

          Consolidated Statements of Operations for the three and six months ended March 31, 1999 and March 31, 1998 . . .5

          Consolidated Statement of Stockholders' Equity for
          the six months ended March 31, 1999. . . . . . . . . . . . .6

          Consolidated Statements of Cash Flows for the six
          months ended March 31, 1999 and March 31, 1998 . . . . . . .7

          Notes to the Consolidated Financial Statements . . . . . . .8

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations. . . . . . . . . . . . 11


                      PART II - OTHER INFORMATION

Item 1.   Legal Proceedings - None.. . . . . . . . . . . . . . . . . 15

Item 2.   Change in Securities and Use of proceeds - None. . . . . . 15

Item 3.   Defaults Upon Senior Securities - None.. . . . . . . . . . 15

Item 4.   Submission of Matters to a Vote of Security Holders - None.15

Item 5.   Other Information - None.. . . . . . . . . . . . . . . . . 15

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . 15

     (a)  Exhibits - None

RENTECH, INC. AND SUBSIDIARY
Consolidated Balance Sheets

                                                  March 31,       September 30,
                                                    1999              1998
                                                 (Unaudited)
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                   $    1,768,885    $  3,056,379
  Accounts receivable, net                           159,632         224,933
  Inventories                                        103,659          99,574
  Prepaid expenses and other current assets          151,271         209,179
-------------------------------------------------------------------------------

Total Current Assets                               2,183,447       3,590,065
-------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT
  Property and equipment, net of accumulated
      depreciation of $232,778 and $180,258 as
      of March 31, 1999 and September 30, 1998
      respectively                                 2,077,885         320,057
-------------------------------------------------------------------------------

OTHER ASSETS
  Licensed technology, net of accumulated
      amortization of $1,287,323 and $1,172,951
      as of March 31, 1999 and September 30,
      1998 respectively                            2,143,825       2,258,197
  Goodwill, net of accumulated amortization
      of $163,726 and $124,333 as of March 31,
      1999 and September 30,1998 respectively      1,045,989       1,085,382
  Investment in ITN/ES                             3,080,427       3,079,107
  Technology rights, net of accumulated
      amortization of $42,341 and $28,776 as of
      March 31, 1999 and September 30, 1998
      respectively                                   245,405         258,970
  Deposits and other assets                          331,137         123,472
-------------------------------------------------------------------------------

Total Other Assets                                 6,846,783       6,805,128
-------------------------------------------------------------------------------

Total Assets                                    $ 11,108,115    $ 10,715,250
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

See notes to the consolidated financial statements

RENTECH, INC. AND SUBSIDIARY
Consolidated Balance Sheets (continued)

                                                  March 31,       September 30,
                                                     1999             1998
                                                 (Unaudited)
-------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                             $     250,699    $    315,116
  Accrued liabilities                                 54,810          79,568
  Lessee deposits                                     11,954             -0-
  Current portion of long-term debt                   78,972             -0-
-------------------------------------------------------------------------------

Total Current Liabilities                            396,435         394,684
-------------------------------------------------------------------------------

LONG-TERM DEBT
  Mortgage payable, net of current portion (Note 3)  909,638             -0-
-------------------------------------------------------------------------------


Total Liabilities                                  1,306,073         394,684
-------------------------------------------------------------------------------


STOCKHOLDERS' EQUITY
  Series A convertible preferred stock -
    $10 par value; 200,000 shares authorized; 0
    and 50,000 shares issued and outstanding;
    $10.00 per share liquidation value (in the
    aggregate $0 and $528,347 including accrued
    dividends of $28,347 as of September 30, 1998)       -0-         500,000
  Series B convertible preferred stock - $10 par
    value; 800,000 shares authorized; 47,500
    and 107,500 shares issued and outstanding;
    $10.00 per share liquidation value (in the
    aggregate $487,304 and $1,081,000 including
    accrued dividends of $12,304 and $6,000)         475,000       1,075,000
  Common stock - $.01 par value; 100,000,000
    shares authorized; 43,982,283 and 40,075,292
    shares issued and outstanding                    439,829         400,750
  Additional paid-in capital                      23,625,451      21,426,487
  Accumulated deficit                            (14,738,238)    (13,081,671)
-------------------------------------------------------------------------------

  Total Stockholders' Equity                       9,802,042      10,320,566
-------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity      $ 11,108,115    $ 10,715,250
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

See notes to the consolidated financial statements.

RENTECH, INC. AND SUBSIDIARY
Consolidated Statements of Operations (Unaudited)

                                 Three Months Ended           Six Months Ended
                                      March 31,                  March 31,
                                 1999          1998          1999         1998
----------------------------------------------------------------------------------
----------------------------------------------------------------------------------
REVENUES:
     Product sales          $   409,563    $   393,182   $   810,849   $   795,349
     Rental income               14,112            -0-        14,112           -0-
     Royalty income              60,023            -0-       220,024           -0-
----------------------------------------------------------------------------------
Total Revenues                  483,698        393,182     1,044,985       795,349

COSTS OF SALES:
     Cost of sales              184,459        196,534       358,596       368,834

----------------------------------------------------------------------------------
GROSS PROFIT                    299,239        196,648       686,389       426,515

EXPENSES:
     General and administrative 970,799        603,295     1,833,487     1,172,479
     Research and development    88,426          9,063       126,820         9,701
     Depreciation and
       amortization             117,105         89,979       219,850       180,183
----------------------------------------------------------------------------------
Total Expenses                1,176,330        702,337     2,180,157     1,362,363
----------------------------------------------------------------------------------


LOSS FROM OPERATIONS           (877,091)      (505,689)   (1,493,768)     (935,848)

OTHER INCOME (EXPENSE):
     Interest income             25,792          4,469        58,225         6,939
     Interest expense           (11,985)       (35,827)      (12,215)     (111,158)
----------------------------------------------------------------------------------
Total Other Income (Expense)     13,807        (31,358)       46,010      (104,219)
----------------------------------------------------------------------------------


NET LOSS                       (863,284)      (537,047)   (1,447,758)   (1,040,067)
Dividend requirement on
  Preferred Stock               176,617        228,110       208,809        28,110
----------------------------------------------------------------------------------

LOSS APPLICABLE TO COMMON
  STOCK                    $ (1,039,901)   $  (765,157)  $(1,656,567)  $(1,068,177)
----------------------------------------------------------------------------------


Basic and diluted weighted
  average number of shares
  outstanding                43,362,908     31,008,405    42,649,442    30,496,444
----------------------------------------------------------------------------------

NET LOSS PER SHARE:
     Basic and diluted           $(0.02)        $(0.02)       $(0.04)       $(0.04)
----------------------------------------------------------------------------------
----------------------------------------------------------------------------------


See notes to the consolidated financial statements.

RENTECH, INC. AND SUBSIDIARY
Condensed Consolidated Statement of Stockholders' Equity

For the Six Months ended March 31, 1999(Unaudited)

                                Preferred Stock                                    Common Stock         Additional
                                   Series A               Series B                             Par        Paid-in       Accumulated
                               Shares    Amount      Shares       Amount        Shares        Value       Capital         Deficit
------------------------------------------------------------------------------------------------------------------------------------

Balances, October 1, 1998      50,000  $ 500,000      107,500  $ 1,075,000     40,075,292   $ 400,750   $ 21,426,487   $(13,081,671)
Preferred stock issued
 for cash, net of offering
 costs of $75,000                                      75,000      750,000                                   (79,000)
Common stock issued,
 for cash                                                                         835,610       8,366        227,828
Common stock issued
 for dividends on Series A
 Preferred stock                                                                   52,068         521         55,761
Common stock issued
 for dividends on Series B
 Preferred stock                                                                   23,937         239         28,303
Common stock issued
 for conversion of Series A
 Preferred stock              (50,000)  (500,000)                                 730,549       7,305        492,695
Common stock issued
 for conversion of Series B
 Preferred stock                                     (135,000)  (1,350,000)     2,264,827      22,648      1,327,352
Dividends on preferred stock                                                                                 146,025       (208,809)
Net loss for the six
 months ended
 March 31, 1999                                                                                                          (1,447,758)
------------------------------------------------------------------------------------------------------------------------------------
Balances, March 31, 1999
(unaudited)                     -0-    $   -0-         47,500   $  475,000     43,982,283  $  439,829    $23,625,451   $(14,738,238)
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------


See notes to the consolidated financial statements.

RENTECH, INC. AND SUBSIDIARY
Consolidated Statement of Cash Flows

For the Six Months Ended March 31, (Unaudited)    1999              1998
----------------------------------------------------------------------------
OPERATING ACTIVITIES
   Net Loss                                    $(1,447,758)     $ (1,040,067)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
     Depreciation and amortization                 219,850           180,183
     Interest paid with Common Stock                   -0-            45,621
   Changes in operating assets and liabilities:
     (Increase) Decrease in accounts receivables    65,301          (106,028)
     (Increase) Decrease in inventories             (4,085)           (2,566)
     (Increase) Decrease in prepaids and other
      current assets                                57,908           (50,009)
     Increase (Decrease) in accounts payable
      and other accrued liabilities                (67,135)          107,534
     Increase in lessee deposits                    11,954               -0-
----------------------------------------------------------------------------

Net Cash Used in Operating Activities:          (1,163,965)         (865,332)
----------------------------------------------------------------------------


INVESTING ACTIVITIES
   Purchase of land and buildings                 (444,561)              -0-
   Purchase of equipment                          (376,687)          (17,561)
   (Increase) Decrease in deposits and other
    assets                                        (207,665)           (2,511)
   Investment in ITN/ES                             (1,320)              -0-
   ITN deposit                                         -0-          (200,000)
----------------------------------------------------------------------------

Net Cash Used in Investing Activities:          (1,030,233)         (220,072)
----------------------------------------------------------------------------

FINANCING ACTIVITIES
   Proceeds from convertible notes payable             -0-            60,000
   Repayment of notes payable                          -0-          (690,000)
   Proceeds from issuance of preferred stock       750,000         2,000,000
   Proceeds from issuance of common stock          236,194           490,960
   Payment for offering costs                      (79,000)         (253,559)
   Payment of mortgage principal                      (490)              -0-
   Increase (Decrease) in dividends payable            -0-            28,110
----------------------------------------------------------------------------

Net Cash Provided by Financing Activities          906,704         1,579,291
----------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                  (1,287,494)          493,887
Cash and Cash Equivalents,
   Beginning of Period                           3,056,379           391,487
----------------------------------------------------------------------------

Cash and Cash Equivalents,
   End of Period                               $ 1,768,885         $ 885,374
----------------------------------------------------------------------------
----------------------------------------------------------------------------

See notes to consolidated financial statements.

RENTECH, INC. AND SUBSIDIARY
Notes to the Consolidated Financial Statements
March 31, 1999 (Unaudited)

1.    BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements included in the Company's September 30, 1998 annual report on Form 10-KSB. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the full fiscal year ending September 30, 1999.

2.    SIGNIFICANT ACCOUNTING POLICIES

      Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Okon, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

      Inventories -Inventories which consist of water protection sealants, chemicals and packaging supplies, are recorded at the lower of cost (first-in, first-out)or market.

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

      Property and Equipment - Property and equipment is stated at cost and depreciated and amortized using the straight-line method over the estimated useful lives of the assets, which range from five to thirty years except for leasehold improvements which are amortized over the shorter of the useful life or the remaining lease term. Maintenance and repairs are expensed as incurred. Major renewals and improvements are capitalized and assets replaced are retired. When property and equipment are retired or otherwise disposed of, the asset and accumulated depreciation or amortization are removed from the accounts and the resulting profit or loss is reflected in income.

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

      Net Income (Loss) Per Share - Statement of Financial Accounting Standards No. 128 provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of shares outstanding during the period. Diluted earning per share reflect the potential dilution of securities that could share in the earnings of the Company, similar to fully diluted earnings per share. Options and warrants are not considered in the computation of diluted earnings per share as their inclusion would be antidilutive. For the periods ended March 31, 1999 and 1998 , total stock options and stock warrants of 5,365,626 and 4,631,626 respectively were not included in the computation of diluted loss per share because their effect was anti-dilutive.

      The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). Comprehensive income is comprised of net income and all changes to the consolidated statements of stockholders' equity, except those due to investments by stockholders, changes in paid in capital and distributions to stockholders. The adoption of SFAS No. 130 does not impact the Company's consolidated financial statements for 1999 and 1998.

3.    MORTGAGE PAYABLE

      The mortgage which was taken February 8, 1998 in the amount of $989,100 matures on March 1, 2029, bears interest at 8.25% and is repayable in monthly installments of $7,516.80. The mortgage is fully secured by land and building.

4.    PREFERRED STOCK

      In January 1999, the Company issued 75,000 shares of its Series B Preferred Stock for net proceeds of $675,000 after offering costs of $79,000. During the period ended March 31, 1999, the Company converted 50,000 shares of Series A Preferred Stock at $10.00 per share and 1,350,000 shares of Series B Preferred Stock together with dividends earned on these shares for 782,617 and 2,288,764 common shares respectively.

5.  SUPPLEMENTAL DATA TO STATEMENTS OF CASH FLOWS
    for the Six Months Ended March 31,                                       1999       1998
----------------------------------------------------------------------------------------------
      Cash payments for interest                                             $58,225   $65,537

      Excluded from the statements of cash flows were the effects of certain noncash investing and financing activities as follows:
         Issuance of common stock from conversion of
             Preferred stock and dividends                                $1,934,824     $-0-
        Purchase of land and buildings financed with mortgage payable     $  989,100     $-0-

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31, 1999 AND 1998

RESULTS OF OPERATIONS.

      For the three and six months ended March 31, 1999, the Company recorded losses of $863,284 and $1,447,758 compared to net losses of $537,047 and $1,040,067 for the comparable period in 1998 fiscal year. The increase for 1999 is primarily due to increases in general and administrative expenses and research and development expenses. These increases are partially offset by royalty revenue and interest income.

      Net sales of water-based paints, sealers and coatings by the Company's Okon subsidiary for the three and six months ended March 31, 1999 were $409,563 and $810,849 as compared to $393,182 and $795,349 during the three and six months ended March 31, 1998. On October 8, 1998, the Company entered into a licensing agreement with Texaco Natural Gas, Inc. for the Rentech GTL Technology. Under the license, Texaco has the right to use Rentech's GTL Technology alone and in combination with Texaco's proprietary gasification technology to produce liquid hydrocarbon products such as naphtha, fuel and specialty products. Under this agreement, the Company earned $60,000 and $220,000 in royalty income during the three and six months ended March 31, 1999 compared to no royalty income for the prior comparable period. In February 1999, the Company acquired the land and building occupied by its research department and three other tenants. Rental income from this facility contributed $14,112 to the six month period ended March 31, 1999.

      Gross profit increased to $299,239 and $686,389 for the three and six month periods ended March 31, 1999 compared to a gross profit of $196,648 and $426,515 for the three and six month periods ended March 31, 1999 because of royalty income and rental income which was earned during the three and six month periods ended March 31, 1999.

      General and administrative expenses increased to $970,799 and $1,833,487 for the three and six month periods ended March 31, 1999, compared to $612,358 and $1,182,180 for the same periods in 1998. This increase is caused by approximately $375,000 in expense from the hiring of additional office, sales and laboratory staff and salary increases during fiscal 1999.

      Research and development costs increased to $88,426 and $126,820 for the three and six month periods ended March 31, 1999, compared to $9,063 and $9,701 for the same periods in 1998. This increase is primarily attributable to accelerated research in Fischer-Tropsch technology.

      Depreciation and amortization increased by $27,126 and $39,667 for the three and six month periods ended March 31, 1999 compared to the three months and six months ended March 31,1998 primarily due to depreciation of equipment and amortization of leasehold improvements associated with setting up the new laboratory and research facility.

      Loss from operations increased to $877,091 and $1,493,768 for the three and six month periods ended March 31, 1999 compared to $$505,689 and $935,848 for the comparable period in 1998 fiscal year. The increased loss is primarily due to increases in office staff , laboratory personnel and other costs associated with increased research. Cost increases are partially offset by royalty income which commenced in October 1998.

      Interest income was $21,323 and $51,286 higher during the three and six month periods ended March 31, 1999 as compared to the same period of 1998 because of the Company's increase in cash on hand.

      Interest expense during the three and six month periods ended March 31, 1999 was $11,985 and $12,215 compared to $35,827 and $111,158 during comparable 1998 periods due to interest charges relating to $1,310,500 in debt which was eliminated in 1998 offset by interest on Mortgage taken in February 1999 when the laboratory facility was purchased.

LIQUIDITY AND CAPITAL RESOURCES.

      At March 31, 1999, the Company had working capital of $1,787,012 as compared to working capital of $3,195,381 at September 30, 1998. The decrease in working capital is primarily due to the use of cash in operations and purchase of capital assets partially offset by the proceeds from preferred stock and common stock issued for cash and the proceeds from a long-term mortgage.

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

      The Company has made significant commitments for capital expenditures. Management has purchased for $1,433,661 the building housing its new laboratory and invested approximately $350,000 in building renovations and new testing equipment during the period ended March 31, 1999. The Company is in the process of closing its Pueblo testing facility.

      The Company has deferred tax assets with a 100 percent valuation allowance at March 31, 1999 and September 30, 1998. Management is not able to determine if it is more likely than not that the deferred tax assets will be realized.

      Rentech's common stock presently is traded on the Nasdaq SmallCap Market. One of the requirements for continued trading of securities on that market is a minimum bid price of $1.00 or more per share. If a deficiency exists for a period of 30 consecutive business days, Nasdaq is required to notify the issuer, which then has a period of 90 calendar days from such notification to achieve compliance. Compliance can be achieved by meeting the applicable standard for a minimum of ten consecutive business days during the 90-day compliance period. From November 18, 1998, to the date of this 10Q, the bid price of Rentech's common stock has been less than $1.00 per share.

      By letter dated January 5, 1999, Nasdaq advised Rentech that it was not in compliance with the minimum bid price requirement and that Rentech had until April 5, 1999 to achieve compliance. Since Rentech did not meet those requirements, and to stay delisting of its stock from the Nasdaq SmallCap Market, Rentech requested a hearing with Nasdaq. The request had the effect of staying the delisting. By letter dated April 7, 1999, the Nasdaq Listing Qualifications Panel scheduled a hearing on Rentech's request for continued listing. The hearing is scheduled for May 20, 1999. Rentech does not know at this time whether its request will be granted. If it is not, Rentech intends to file an additional appeal.

YEAR 2000

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

ANALYSIS OF CASH FLOW

      As discussed under "Results of Operations," the Company had net losses of $1,444,758 and $1,040,067 respectively for the six months ended March 31, 1999 and 1998. The 1998 non-cash expenses include a $45,621 charge for interest on convertible notes payable satisfied with the issuance of common stock.

      There was a $65,301 decrease in accounts receivable during the six months ended March 31,1999 compared to a $106,028 increase during the comparable fiscal year 1998 period.

      Accounts payable decreased by $67,135 during the six months ended March 31, 1999 compared to a $107,534 increase for the prior year comparable period.

      Lessee deposits increased by $11,954 during the six month period ended March 31,1999 when the Company purchased the lab facility which was occupied by tenants.

      During the six months ended March 31, 1999, $1,163,965 in cash was used by operating activities compared to a net cash usage of $865,332 for the comparable period last year.

      The Company purchased $376,687 in equipment and leasehold improvements and $444,561 in real estate during the first half of fiscal 1999 compared to purchases of $17,561 during the comparable 1998 period.

       Deposits and other assets increased by $207,665 during the six months ended March 31, 1999 compared to a $2,511 increase for the comparable 1998 period. An additional $26,320 was paid on a future joint venture project and $177,615 was paid on a deposit against a planned future acquisition. A $200,000 deposit paid in the six month period ended March 31, 1998 was applied against the purchase price of a 10% interest in ITN/ES in fiscal 1998.

      The Company financed a portion of its activities by net proceeds of $675,000 from the issuance of preferred stock and $236,194 from the issuance of its common stock during the 1999 period compared to proceeds of $60,000 from convertible notes payable and $490,960 from common stock during the comparable period in 1998.

      The Company financed the purchase of real estate by taking a mortgage in the amount of $989,100 in February 1999. As of March 31, 1999 $490 was paid on the principal.

      Cash decreased during the six months ended March 31, 1999 by $1,287,494 compared to an increase of $493,887 for the comparable period in 1998. These changes decreased the ending cash balance to $1,768,885 at March 31, 1999 from $3,056,379 at September 30, 1998. The 1998 changes increased the $391,487 September 30, 1997 cash balance to $885,374 at March 31, 1998.

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

      (a)  Exhibits.  None
      (b)  Reports. None

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          RENTECH, INC.


Dated: May 14, 1999
                          ----------------------------------------------
                          Dennis L. Yakobson, President


Dated: May 14, 1999
                          ----------------------------------------------
                          James P. Samuels, Vice President-Finance and Chief Financial Officer