Form 10QSB
period 1999-06-30
RENTECH INC /CO/
filed 1999-08-16
CIK 868725

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 1999

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

    The number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 1999: common stock 45,388,742.

                                  RENTECH, INC.
                          FORM 10-QSB QUARTERLY REPORT

                                Table of Contents

                         PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:

         Consolidated Balance Sheets as of June 30, 1999
         and September 30, 1998...................................................3

         Consolidated Statements of Operations for the three
         and nine months ended June 30, 1999 and June 30, 1998....................5

         Consolidated Statement of Stockholders' Equity for
         the nine months ended June 30, 1999......................................6

         Consolidated Statements of Cash Flows for the nine
         months ended June 30, 1999 and June 30, 1998.............................7

         Notes to the Consolidated Financial Statements...........................8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.....................................11


                               PART II - OTHER INFORMATION

Item 1.  Legal Proceedings - None................................................19

Item 2.  Change in Securities and Use of proceeds - None.........................19

Item 3.  Defaults Upon Senior Securities - None..................................19

Item 4.  Submission of Matters to a Vote of Security Holders - None..............19

Item 5.  Other Information - None................................................19

Item 6.  Exhibits and Reports on Form 8-K........................................19

    (a)  Exhibits - None

Signatures.......................................................................20


RENTECH, INC. AND SUBSIDIARY
Consolidated Balance Sheets

                                                                  June 30,          September 30,
                                                                    1999                1998
                                                                 (Unaudited)
-------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                 $    844,532         $  3,056,379
     Accounts receivable, net                                       371,816              224,933
     Inventories                                                    110,266               99,574
     Prepaid expenses and other current assets                      209,269              209,179
-------------------------------------------------------------------------------------------------
Total Current Assets                                              1,535,883            3,590,065
-------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT
  Property and equipment, net of accumulated
    depreciation of $268,383 and $180,258 as of
    June 30, 1999 and September 30, 1998 respectively             3,359,943              320,057
-------------------------------------------------------------------------------------------------

OTHER ASSETS
  Licensed technology, net of accumulated
    amortization of $1,344,510 and $1,172,951 as of
    June 30, 1999 and September 30, 1998 respectively             2,086,639            2,258,197
  Goodwill, net of accumulated amortization
    of $184,771 and $124,333 as of June 30,
    1999 and September 30,1998 respectively                       1,183,839            1,085,382
  Investment in ITN/ES                                            3,080,427            3,079,107
  Technology rights, net of accumulated
    amortization of $49,124 and $28,776 as of
    June 30, 1999 and September 30, 1998 respectively               238,622              258,970
  Deposits and other assets                                         528,431              123,472
-------------------------------------------------------------------------------------------------
Total Other Assets                                                7,117,958            6,805,128
-------------------------------------------------------------------------------------------------
Total Assets                                                   $ 12,013,784         $ 10,715,250
-------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------


See notes to the consolidated financial statements

RENTECH, INC. AND SUBSIDIARY
Consolidated Balance Sheets (continued)

                                                                  June 30,          September 30,
                                                                    1999                1998
                                                                 (Unaudited)
-------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                             $     236,675        $    315,116
  Accrued liabilities                                                 63,241              79,568
  Lessee deposits                                                      9,248                 -0-
  Current portion of long-term debt                                  560,873                 -0-
-------------------------------------------------------------------------------------------------
Total Current Liabilities                                            870,037             394,684
-------------------------------------------------------------------------------------------------

LONG-TERM DEBT
  Loans payable, net of current portion (Note 3)                     196,869                 -0-
  Mortgage payable, net of current portion (Note 3)                  954,892                 -0-
-------------------------------------------------------------------------------------------------
Total Long-Term debt                                               1,151,761                 -0-
-------------------------------------------------------------------------------------------------
Total Liabilities                                                  2,021,798             394,684
-------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
  Series A convertible preferred stock - $10 par value;
    200,000 shares authorized; 0 and 50,000 shares
    issued and outstanding; $10.00 per share liquidation
    value (in the aggregate $0 and $528,347 including
    accrued dividends of $28,347 as of September 30, 1998)              -0-              500,000
  Series B convertible preferred stock - $10 par value;
    800,000 shares authorized; 88,000 and 107,500 shares
    issued and outstanding; $10.00 per share liquidation
    value (in the aggregate $887,168 and $1,081,000
    including accrued dividends of $7,168 and $6,000 as
    of June 30, 1999 and September 30, 1998)                        880,000            1,075,000
  Common stock - $.01 par value; 100,000,000 shares
    authorized; 45,388,742 and 40,075,292 shares
    issued and outstanding                                          453,885              400,750
  Additional paid-in capital                                     24,390,972           21,426,487
  Accumulated deficit                                           (15,732,871)         (13,081,671)
-------------------------------------------------------------------------------------------------
     Total Stockholders' Equity                                   9,991,986           10,320,566
-------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                     $ 12,013,784         $ 10,715,250
-------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------


See notes to the consolidated financial statements.

RENTECH, INC. AND SUBSIDIARY
Consolidated Statements of Operations (Unaudited)

                                                           Three Months Ended                          Nine Months Ended
                                                                June 30,                                  June 30,
                                                         1999              1998                   1999              1998
-----------------------------------------------------------------------------------------------------------------------------
REVENUES:
         Product sales                               $   576,103         $ 586,451             $ 1,386,953      $   1,381,800
         Service revenues                                145,951               -0-                 145,951                -0-
         Rental income                                    27,767               -0-                  38,975                -0-
         Royalty income                                   60,455               -0-                 280,479                -0-
-----------------------------------------------------------------------------------------------------------------------------
Total Revenues                                           810,276           586,451               1,852,358          1,381,800

COSTS OF SALES:
         Cost of sales                                   301,562           258,456                 650,069            627,290
-----------------------------------------------------------------------------------------------------------------------------
GROSS PROFIT                                             508,714           327,995               1,202,289            754,510

EXPENSES:
         General and administrative                    1,111,560           619,942               2,941,559          1,811,823
         Research and development                         76,046            26,005                 219,589             16,304
         Depreciation and amortization                   101,912            87,146                 315,769            267,329
-----------------------------------------------------------------------------------------------------------------------------
Total Expenses                                         1,289,518           733,093               3,476,917          2,095,456
-----------------------------------------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                                    (780,804)         (405,098)             (2,274,728)        (1,340,946)

OTHER INCOME (EXPENSE):
         Interest income                                  11,207            14,740                  69,431             21,678
         Interest expense                                (26,681)           (2,635)                (38,896)          (113,793)
-----------------------------------------------------------------------------------------------------------------------------
Total Other Income (Expense)                             (15,474)           12,105                  30,535            (92,115)
-----------------------------------------------------------------------------------------------------------------------------

NET LOSS                                                (796,278)         (392,993)             (2,244,093)        (1,433,061)
Dividend requirement on Preferred Stock                  208,809           425,062                 407,107            653,172
-----------------------------------------------------------------------------------------------------------------------------

LOSS APPLICABLE TO COMMON STOCK                     $ (1,005,087)       $ (818,055)            $(2,651,200)       $(2,086,233)
-----------------------------------------------------------------------------------------------------------------------------

Basic and diluted weighted average
 number of shares outstanding                         44,432,781        34,294,355              43,243,888         31,795,381
-----------------------------------------------------------------------------------------------------------------------------

NET LOSS PER SHARE:
         Basic and diluted                                $(0.02)           $(0.02)                 $(0.06)            $(0.07)
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------

See notes to the consolidated financial statements.

RENTECH, INC. AND SUBSIDIARY
Condensed Consolidated Statement of Stockholders' Equity

For the Nine Months ended June 30, 1999 (Unaudited)
                                                Preferred Stock                      Common Stock       Additional
                                       Series A                Series B                      Par        Paid-in      Accumulated
                                   Shares   Amount      Shares     Amount         Shares     Value      Capital        Deficit
-----------------------------------------------------------------------------------------------------------------------------------
Balances, October 1, 1998         50,000   $ 500,000    107,500   $ 1,075,000   40,075,292  $ 400,750  $ 21,426,487   $(13,081,671)
Preferred stock issued
 for cash, net of offering
 costs of $75,000                                       163,000     1,630,000                              (159,000)
Common stock issued,
 for cash                                                                          985,610      9,866       276,328
Common stock issued
 for dividends on Series A
 Preferred stock                                                                    52,068        521        55,761
Common stock issued
 for dividends on Series B
 Preferred stock                                                                    50,571        505        39,152
Common stock  issued
 for conversion of Series A
 Preferred stock                  (50,000)  (500,000)                              730,549      7,305       492,174
Common stock issued
 for investment in subsidiary                                                      100,000      1,000        49,000
Common stock issued
 for conversion of Series B
 Preferred stock                                       (182,500)   (1,825,000)   3,394,652     33,938     1,784,170
Dividends on preferred stock                                                                                345,758       (407,107)
Stock options issued for services                                                                            81,142
Net loss for the six
 months ended June 30, 1999                                                                                             (2,244,093)
-----------------------------------------------------------------------------------------------------------------------------------
Balances, June 30, 1999
(unaudited)                           -0-  $     -0-     88,000   $   880,000   45,388,742  $ 453,885  $ 24,390,972   $(15,732,871)
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------


See notes to the consolidated financial statements.

RENTECH, INC. AND SUBSIDIARY
Consolidated Statement of Cash Flows

For the Nine Months Ended June 30, (Unaudited)                            1999               1998
-------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net Loss                                                           $(2,244,093)        $ (1,433,061)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                                        340,465              270,887
    Interest paid with Common Stock                                          -0-               45,621
  Changes in operating assets and liabilities,
   net of business acquisition:
    (Increase) in accounts receivables                                  (146,883)            (145,345)
    (Increase) Decrease in inventories                                   (10,692)               6,435
    (Increase) Decrease in prepaids and other current assets             105,367              (21,640)
    Increase (Decrease) in accounts payable
    and other accrued liabilities                                        (67,591)              50,049
    Increase in lessee deposits                                            9,248                  -0-
--------------------------------------------------------------------------------------------------------
Net Cash Used in Operating Activities:                                (2,014,179)          (1,227,054)
--------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
  Purchase of land and buildings                                        (448,224)                 -0-
  Purchase of equipment                                                 (505,335)             (60,721)
  Purchase of business                                                  (590,109)                 -0-
  Deposit on planned acquisition                                             -0-              (50,000)
   (Increase) Decrease in deposits and other assets                     (404,959)              (2.511)
  Investment in ITN/ES                                                    (1,320)                 -0-
  ITN deposit                                                                -0-             (230,000)
--------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities:                                (1,949,947)            (343,232)
--------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
  Proceeds from convertible notes payable                                    -0-               60,000
  Repayment of notes payable                                                 -0-             (690,000)
  Proceeds from issuance of preferred stock                            1,630,000            2,000,000
  Proceeds from issuance of common stock                                 286,194              708,345
  Payment for offering costs                                            (159,000)            (253,559)
  Payment of mortgage principal                                           (2,895)                 -0-
  Payment of loan principal                                               (6,420)                 -0-
  Sale of fixed assets                                                     4,400                  -0-
--------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                              1,752,279            1,824,786
--------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      (2,211,847)             254,500
Cash and Cash Equivalents,
  Beginning of Period                                                  3,056,379              391,487
--------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents,
  End of Period                                                      $   844,532         $    645,987
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------


See notes to consolidated financial statements.

RENTECH, INC. AND SUBSIDIARY
Notes to the Consolidated Financial Statements
June 30, 1999 (Unaudited)

1.  BASIS OF PRESENTATION

           The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements included in the Company's September 30, 1998 annual report on Form 10-KSB. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the full fiscal year ending September 30, 1999.

2.  SIGNIFICANT ACCOUNTING POLICIES

           Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

           Excess of Cost Over Net Assets Acquired - The excess of cost over net assets acquired, which relate to the acquisition of Okon and Petroleum Mud Logging, is being amortized over a 15 year period using the straight-line method.

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

           Revenue Recognition - The Company reports its royalty income when the revenue earning activities that are to be provided by the Company have been performed and no future obligations to perform services exist. Sales of water-based stains sealers and coatings are recognized when the goods are shipped to the customers. Sales and revenues from mud logging services are billed at the completion of the service. Laboratory research service revenues are recognized upon completion of a project.

           Research and Development Costs - Research and development costs are charged to expense as incurred.

           Net Income (Loss) Per Share - Statement of Financial Accounting Standards No. 128 provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of shares outstanding during the period. Diluted earning per share reflect the potential dilution of securities that could share in the earnings of the Company, similar to fully diluted earnings per share. Options and warrants are not considered in the computation of diluted earnings per share as their inclusion would be antidilutive. For the periods ended June 30, 1999 and 1998 , total stock options and stock warrants of 5,365,626 and 5,519,707 respectively were not included in the computation of diluted loss per share because their effect was anti-dilutive.

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

3.  BUSINESS ACQUISITION

           On June 1, 1999, the Company acquired the assets of Petroleum Mud Logging, Inc. and Petroleum Well Logging, Inc. for $590,109 in cash, $50,000 in the Company's common stock, assumption of debt in the amount of $127,849, a one year note in the amount of $205,000 bearing interest at 9.75% per annum payable June 1, 2000 and a two year note in the amount of $400,000 bearing interest at 9.75% payable in monthly installments of $18,590.64, commencing July 1, 1999. The acquisition was recorded using the purchase method of accounting by which the assets are valued at fair market value at the date of acquisition. The operating results of this acquisition have been included in the accompanying consolidated financial statements from the date of acquisition. The allocation of the purchase price was as follows:

            Prepaid shop supplies                $     24,314
            Property and equipment                  1,189,752
            Goodwill                                  158,892
                                                 ------------
            Total purchase price                 $  1,372,958
                                                 ------------
                                                 ------------

           The following unaudited pro forma consolidated results of operations are presented as if the acquisition had been made at the beginning of the periods presented.

                                                                Pro Forma Results for the
                                                                Nine Months Ended June 30,
                                                                1999             1998
-----------------------------------------------------------------------------------------------
           Net Revenue                                          $ 2,442,758        $ 2,264,181
           Net Loss                                             $(2,288,041)       $(1,424,335)
           Net loss attributable to common stock                $(2,695,148)       $(2,077,507)
           Net loss per share                                   $      (.06)       $      (.07)

4.  LONG-TERM DEBT

           On June 1, 1999 the Company entered into two notes payable with the sellers of Petroleum Mud Logging, Inc. (See Note 3). Note I in the amount of $205,000 bears interest at 9.75% and is payable in full plus accrued interest one year from the date of this note. Note II in the amount of $400,000 bears interest at 9.75% and is payable in monthly installments of $18,590.64 beginning July 1, 1999. Any balance remaining two years from the date of this note is due and payable. Notes payable by Petroleum Mud Logging, Inc were assumed as part of the purchase price. These notes totaling $57,100 bear interest at rates between 9.25% and 11% and have an aggregate monthly payment of $3,813. All indebtedness associated with the purchase is secured by Rentech, Inc. and property owned by Petroleum Mud Logging subject to the first claim of the mortgage.

           The mortgage assumed on property acquired with the purchase of Petroleum Mud Logging assets, in the amount of

$70,749 bears interest at the rate of 9% and is repayable in monthly installments of $988.34. The mortgage is secured by land and building.

           The mortgage which was taken February 8, 1998, for the purpose of acquiring the property occupied by the Company's laboratory, in the amount of $989,100 matures on March 1, 2029, bears interest at 8.25% and is repayable in monthly installments of $7,516.80. The mortgage is fully secured by land and building.

5.  PREFERRED STOCK

           In January 1999, the Company issued 75,000 shares of its Series B Preferred Stock for net proceeds of $675,000 after offering costs of $79,000. In May 1999, the Company issued 88,000 shares of its Series B Preferred Stock for net proceeds of $796,000 after offering costs of $80,000. During the period ended June 30, 1999, the Company converted 50,000 shares of Series A Preferred Stock at $10.00 per share and 182,500 shares of Series B Preferred Stock together with dividends earned on these shares for 782,617 and 3,445,223 common shares respectively.

6.  SUPPLEMENTAL DATA TO STATEMENTS OF CASH FLOWS

    for the Nine Months Ended June  30,                                                 1999            1998
---------------------------------------------------------------------------------------------------------------
         Cash payments for interest                                                 $   69,432     $       -0-
         Excluded from the statements of cash flows were the effects of certain noncash investing and financing activities as follows:
            Issuance of common stock from conversion of
                Preferred stock and dividends                                       $2,413,526      $  890,877
           Issuance of common stock for future services                                             $  188,185
           Issuance of common stock from conversion of
                 Convertible notes payable                                                          $  620,500
           Issuance of common stock for deposit on investment                                       $  337,500
           Issuance of stock options for services                                   $   81,142
           Increase in accrued liabilities for accrued dividends                    $   21,261      $   62,285
           Purchase of land and buildings financed with mortgage payable            $  989,100
           Purchase of business financed with notes payable, common stock
                  and assumption of existing debt                                   $  782,849


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30, 1999 AND 1998

RESULTS OF OPERATIONS.

           For the three and nine months ended June 30, 1999, the Company recorded losses of $796,278 and $2,244,093 compared to net losses of $392,993 and $1,433,061 for the comparable period in 1998 fiscal year. The increase for 1999 is primarily due to increases in general and administrative expenses and research and development expenses. These increases are partially offset by royalty revenue, service revenue which began in the current fiscal period and an increase in interest income.

           Net sales of water-based paints, sealers and coatings by the Company's Okon subsidiary for the three and nine months ended June 30, 1999 were $576,103 and $1,386,953 as compared to $586,451 and $1,381,800 during the three and nine months ended June 30, 1998. On October 8, 1998, the Company entered into a licensing agreement with Texaco Natural Gas, Inc. for the Rentech GTL Technology. Under the license, Texaco has the right to use Rentech's GTL Technology alone and in combination with Texaco's proprietary gasification technology to produce liquid hydrocarbon products such as naphtha, fuel and specialty products. Under this agreement, the Company earned $60,000 and $280,000 in royalty income during the three and nine months ended June 30, 1999 compared to no royalty income for the prior comparable periods. Under a contract with Texaco Natural Gas Inc, the Company began billing for the technical services in April 1999. Revenues for technical services for the three month and nine month periods were $45,000 and $60,000 respectively. In February 1999, the Company acquired the land and building occupied by its research department and three other tenants. Rental income from this facility contributed $27,767 and $38,975 to the three and nine month periods ended June 30, 1999. On June 1, 1999, the Company acquired the assets of Petroleum Mud Logging, Inc in Oklahoma City Oklahoma. The revenue contributed from this subsidiary was $81,951 for the nine month period ended June 30, 1999.

           Gross profit increased to $508,714 and $1,202,289 for the three and nine month periods ended June 30, 1999 compared to a gross profit of $327,995 and $754,510 for the three and nine month periods ended June 30, 1998 primarily because of royalty income, service income from the laboratory and mud logging, and rental income which was earned during the three and nine month periods ended March 31, 1999.

           General and administrative expenses increased to $1,111,560 and $2,941,559 for the three and nine month periods ended June 30, 1999, compared to $619,942 and $1,811,823 for the same periods in 1998. This increase is caused by approximately $500,000 in expense from the hiring of additional office, sales and laboratory staff and salary increases during fiscal 1999.

           Research and development costs increased to $76,046 and $219,586 for the three and nine month periods ended June 30, 1999, compared to $26,005 and $16,304 for the same periods in 1998. This increase is primarily attributable to increased research in Fischer-Tropsch technology.

           Depreciation and amortization increased by $14,766 and $48,440 for the three and nine month periods ended June 30, 1999 compared to the three months and nine months ended June 30,1998 primarily due to depreciation of equipment and amortization of leasehold improvements associated with setting up the new laboratory and research facility.

           Loss from operations increased to $780,804 and $2,274,620 for the three and nine month periods ended June 30, 1999 compared to $405,098 and $1,340,946 for the comparable period in 1998 fiscal year. The increased loss is primarily due to increases in office staff , laboratory personnel and other costs associated with increased research. Cost increases are partially offset by royalty income which commenced in October 1998, revenue from laboratory technical services billed and revenue from mud logging services.

           Interest income was $47,753 higher during the nine month period ended June 30, 1999 as compared to the same period of 1998 because the Company's in cash on hand was greater than for the comparable period in 1998. Interest income was $3,533 less for the three month period as cash on hand was lower than the comparable period in 1998.

           Interest expense during the three and nine month periods ended June 30, 1999 was $26,681 and $38,896 compared to $2,635 and $113,793 during comparable 1998 periods due to interest charges relating to $1,310,500 in debt which was eliminated in 1998 offset by interest on Mortgage taken in February 1999 when the laboratory facility was purchased and interest on notes taken in June 1999 when the net assets of Petroleum Mud Logging , Inc. were acquired.

LIQUIDITY AND CAPITAL RESOURCES.

           At June 30, 1999, the Company had working capital of $665,846 as compared to working capital of $3,195,381 at September 30, 1998. The decrease in working capital is primarily due to the use of cash in operations, purchase of a business, deposits on planned future acquisitions and purchase of capital assets partially offset by the proceeds from preferred stock and common stock issued for cash.

           The cash received by the Company during the nine month period ended June 30, 1999 and the cash generated from operations are expected to be adequate to fund the Company's operations at the current level through the 2000 fiscal year.

           The Company is discussing other proposals made by several energy companies for exploitation of the Company's GTL Technology through licenses or other business ventures.

           The Company has made significant commitments for capital expenditures. Management has purchased for $1,433,661 the building housing its new laboratory and invested approximately $350,000 in building renovations and new testing equipment during the period ended June 30, 1999. The Company is in the process of closing its Pueblo testing facility. An operating business was acquired June 1, 1999 for $1,372,958.

           The Company has deferred tax assets with a 100 percent valuation allowance at June 30, 1999 and September 30, 1998. Management is not able to determine if it is more likely than not that the deferred tax assets will be realized.

2ND QUARTER ACTIVITIES

           ACQUISITION OF MUD LOGGING, INC. AND PETROLEUM WELL LOGGING, INC.

           Rentech announced that it has completed the acquisition of the assets of Petroleum Mud Logging, Inc. ("PML") and Petroleum Well Logging, Inc. ("PWL"), two related firms located in Oklahoma City, Oklahoma. PML and PWL have provided petroleum and natural gas well mudlogging services to the oil and gas industry for the past thirty-six years.

           Mudlogging is an essential and invaluable part of drilling an oil and gas well. Mudlogging companies (the name is derived from the drilling mud that is used to lubricate the drill bit when drilling for oil or gas) analyze the mineralization and gasses in the drilling mud in order to better determine the presence of hydrocarbons in a well.

           Specializing in natural gas, PML, PWL and their twenty-four employees, have achieved a strong technical presence in their field. PML and PWL maintain a fleet of eighteen mudlogging units. Each is equipped with state of the art instrumentation and satellite uplink capabilities for immediate worldwide transmission of results to their customers. They provide mudlogging services in a five state area (Texas, Oklahoma, Kansas, Louisiana and Arkansas), to numerous companies including current customers such as Anadarko, Shell and Texaco. Their database of comprehensive mudlogs is considered to be one of the most extensive libraries of information of its kind.

           Rentech estimates that the acquisition will generated between $1.2 million and $1.5 million in gross revenue for the Company in its first full year of ownership and will contribute to the Company's goal of becoming cash flow positive.

           AGREEMENT WITH REPUBLIC FINANCIAL CORPORATION

           The Company completed an agreement with Republic Financial Corporation ("Republic") pursuant to which Rentech and Republic will jointly develop projects utilizing Rentech's proprietary Fischer-Tropsch technology.

           Republic is a 28 year old privately held asset acquisition and financial services firm, headquartered in Denver, Colorado. Republic has strategic relationships with selected Fortune 500 companies and has ownership interests in approximately $700 million of assets in the following industries: energy, chemicals, natural resources, commercial aircraft and commercial real estate. Republic recently agreed to acquire 119 Boeing 727 200-passenger aircraft airframes from a major US air carrier to supply its 727 200-passenger-to-freighter conversion program.

           The Republic/Rentech agreement represents a milestone for Rentech in its efforts to commercialize the Company's Fisher-Tropsch technology. Rentech's access to capital to finance either new plants or to purchase exiting industry facilities, which can be modified to Fisher-Tropsch plants, is materially enhanced by having a strategic alliance with Republic. Rentech and Republic will immediately begin to pursue projects under this agreement.

            LETTER OF INTENT TO ACQUIRE MAJORITY INTEREST IN REN CORPORATION

           In the second quarter, Rentech announced the signing of a Letter of Intent to acquire fifty-one percent of the stock of REN Corporation ("REN"), located in Stillwater, Oklahoma.

           Established in 1980, REN is a world leader in the manufacture of complex microprocessor controlled industrial systems. REN's primary market has been automated test equipment for the fluid power industry. REN manufactures test instruments for various types of equipment such as automatic hydraulic presses, transmissions, diesel fuel injection pumps and gearbox and power supply systems. REN's customer base currently consists of some of the world's largest heavy equipment manufacturers, including Boeing, Case Corporation, Caterpillar, Inc., John Deere, Sauer-Sundstrand, Eaton and Mannesmann-Rexroth.

           Rentech views the potential acquisition as an excellent complement to the organization as it fits well within the parameters Rentech has set forth in its acquisition strategy of building a solid business foundation for the Company. The acquisition criteria are: (a) the company must be situated geographically within the central United States; (b) the company must be cash flow positive; (c) the current active management must stay with the company for a minimum of two to five years; and, (d) the company must be able to grow with minimal capital outlays.

           The final agreement is subject to the completion of Rentech's due diligence and the funding of the purchase and approval by each company's managements.

           TECHNICAL SERVICES AGREEMENT REACHED BETWEEN RENTECH AND TEXACO ENERGY SYSTEMS

           On June 16, 1999, Texaco Energy Systems, a subsidiary of Texaco Inc. (Texaco), and Rentech announced the signing of a Technical Services Agreement to research the integration of Rentech's "Fisher-Tropsch" technology with Texaco's gasification process. The goal of the Agreement is to produce a clean burning sulfur and aromatic free diesel fuel.

           The Technical Services Agreement is a follow-up to a Licensing Agreement between the two companies signed on October 8, 1998. The Technical Services Agreement calls for technical and developmental work to be carried out at the Rentech research and development facilities in Denver. The companies will work to maximize the hydrocarbon yield from synthesis gas produced by the Texaco gasification process. Work has already begun and will be carried out over the next 18 months.

           The Texaco gasification process is a proprietary technology for producing synthesis gas from a broad range of feedstocks such as coal, petroleum coke, residual oils and byproducts generated in refineries and chemical plants. Worldwide, there are 68 Texaco-owned or licensed gasification plants operating or under construction.

           Texaco Energy Systems Inc. is working to develop commercially viable, environmentally beneficial fuel conversion systems which use hydrocarbon feedstocks. In addition, Texaco Energy Systems is pursuing the application of its gasification process to fuel cell technologies for transportation and distributed power systems. The value of the Agreement may approximate $2 million in engineering fees over the next 10 months.

           GOVERNMENT CONTRACTS FOR ITN ENERGY SYSTEMS AND GLOBAL SOLAR ENERGY, LLC

           In the second quarter Rentech announced that ITN Energy Systems ("ITN") and Global Solar Energy LLC ("GSE") have been the recipients of nine research and development contracts from various federal government entities totaling $3.7 million. Rentech owns a ten percent interest in ITN.

           The size of the contracts vary from $69,871 for a six-month study, to $747,832 for a two-year project. The awards were granted by the National Aeronautical Space Administration, (NASA), NASA Jet Propulsion Laboratory, NASA Johnson Space Center, the Air Force Research Laboratory and the United States Department of Naval Defense.

           The contracts range from study phase work to programs that will develop and demonstrate actual prototype systems. The contracts will incorporate ITN's expertise in light-weight thin film technologies, including: thin film batteries; flexible photovoltaic panels; flex circuitry; radio frequency circuitry (RF); shape memory alloys; lightweight high energy power storage; and, lightweight development systems for space.

           One of the contracts awarded by NASA was received by GSE. The $599,857 two-year project is for a high voltage module and provide a 300-volt test unit for a possible space flight experiment. ITN specializes in the manufacture of lightweight thin film substrates using proprietary vapor deposition technology developed by its founder, Dr. Mohan Misra. ITN holds a 50% interest in GSE, a venture with UniSource Energy Corporation.

SUBSEQUENT EVENTS

           RENTECH AND THERMAL CONVERSION CORP. RECEIVE $175,00 FROM DOE

           Rentech, Inc. received a $175,000 grant from the Department of Energy ("DOE") as part of a cost-sharing contract to demonstrate Therman Conversion Corp.'s ("TCC") plasma reforming process.

           The $175,00 DOE contribution provided for the testing of TCC's plasma technology. Testing will include the introduction of steam to the feedstock base as well as various natural gas compositions.

           The original two-phase, Joint Demonstration Project ("JDP") was established in September of 1998 to evaluate the use of the TCC plasma technology which uses a proprietary high-power, induction-coupled plasma torch and high-temperature reactors to convert natural gas into a tailored synthesis gas, suitable for use by Rentech's Gas-To-Liquids ("GTL") process. Synthesis gas, a mixture of carbon monoxide (CO) and hydrogen (H2) is the intermediate step for the conversion of carbon bearing materials to liquid hydrocarbon for all GTL processes.

           This successful demonstration of the TCC system can now provide for the reduction in the cost of GTL development, making Rentech's GTL process even more competitive as an alternative oil and gas technology in the future. TCC's plasma technology may also provide a cost-effective solution for barge mounted GTL processes. Use of the TCC system, as the first step in the Rentech process, could be implemented as part of the overall GTL process, to convert natural gas produced on remote off-shore platforms into clean liquid hydrocarbons that previously might not have been possible.

           RENTECH INITIATES METHANOL PLANT CONVERSION EVALUATION

           Rentech, Inc. and the owners of a domestic methanol production facility have initiated an evaluation of the economic feasibility of converting an existing methanol facility to produce Fisher-Tropsch ("FT") liquid hydrocarbon products.

           The companies will proceed immediately with the evaluation. After conversion, the plant will use Rentech's patented and proprietary Gas-To-Liquids ("GTL"), or FT technology. Successful retrofitting of the facility could provide in excess of 2000 bbl./d of high quality GTL products. The mix would include clean burning, sulfur and aromatic free diesel fuel, naphtha and other high value premium products. The identity of the methanol plant owner will only be disclosed after a decision to proceed has been reached.

           The first step in making methanol or Fisher-Tropsch products requires the production of synthesis gas. The front-end synthesis gas process represents 60% of the cost of building a GTL facility. Already having the syngas plant in place may allow for the implementation of a GTL system at a substantial savings of cost and time. The costs savings of retrofitting a methanol plant with GTL technology could be 30% to 70% less than the expense of developing and building a full scale GTL facility, depending on the products produced.

           RENTECH ENTERS FORMAL PETITION TO THE DOE FOR ALTERNATIVE FUEL DESIGNATION

           Rentech has filed a formal petition with the Department of Energy ("DOE") to designate Rentech Inc.'s clean-burning diesel fuel produced by its Fisher-Tropsch ("FT") process from natural gas or coal as an "Alternative Fuel" under Section 301(2) of the ENERGY POLICY ACT OF 1992.

           The purpose of this petition is to request the Secretary of Energy to initiate a rulemaking determining that the Fisher-Tropsch clean diesel fuel produced by Rentech, Inc.'s proprietary and patented Fisher-Tropsch process meets the criteria set forth in Section 301(2) of the ENERGY POLICY ACT OF 1992 ("EPACT"), and is therefore found to be an "alternative fuel" under the law and implementing regulations. The petition contains, in part, the following:

                    "... EPACT was legislated for the purpose of reducing our country's dependence on foreign oil. Its passage affected virtually every sector of the energy industry. Among its many provisions are mechanisms to promote vehicles that run on non-petroleum-based fuels. EPACT listed several fuels that qualify as an alternative fuel and made provision for the Secretary to determine, by rule, other fuels that meet certain criteria to also be classified as an "... alternative fuel." Specifically, the criteria are that the fuel is "... substantially not petroleum and would yield substantial energy security benefits and substantial environmental benefits ...".

                    Rentech has developed a proprietary iron-based catalyst which it utilized in the Rentech Fisher-Tropsch process that takes natural gas, coal or refinery waste bottoms and converts them into a sulfur and aromatic free (no cancer causing agents) diesel fuel and other high quality by-products. Rentech's Diesel Fuel is clean burning (low smoke), sulfur free (reduced engine wear), has high cetane index (fast starting), and contains no aromatics

                    (low pollution). Additionally, its use does not require any existing diesel engine modifications. The Rentech iron-based catalyst is a non-hazardous material easily disposed of when it is spent.

                    Because the Rentech process uses natural gas or coal as its primary feedstocks to produce its clean diesel fuel, it is, by definition, not petroleum based. The feedstocks can be obtained from many under-utilized sources and will add to domestic production capacities and reduce our country's need for imported oil. Use of the fuel offers significant environmental benefits because the fuel can utilize waste materials as feedstock; is environmentally benign in its manufacture; and, is clean burning in existing diesel engines. The sulfur-free fuel will also be useful in the new generation of fuel cell technologies.

                    With the existing testing of F-T diesel and the support of the DOE, National Renewable Energy Laboratory, Environmental Protection Agency and industry for the implementation of F-T diesel in the mix of transportation fuels in the United States, we assert that it is in the national interest to have Rentech's clean Fisher-Tropsch Diesel Fuel approved as an alternative fuel under EPACT. Such approval will speed the maker's acceptance of this and similar fuels and will lead to the construction and long-term operation of many production facilities, adding jobs to the economy and a clean fuel to the marketplace ..."

           With this action, Rentech becomes the first F-T technology provider to petition the DOE for alternative fuels designation. Under EPACT mandates, seventy-five percent of all federal and state government purchased vehicles and ninety percent of all affected vehicle purchases by private alternative fuels supplies must be alternative fuel vehicles (AFVs.) These requirements began in 1997 and affect centrally fueled fleets with twenty or more light duty vehicles (less than 8,500 lbs.) that operate in major urban areas. Current DOE documentation states that these goals are not being reached and that a minimum of $13 billion in tax credits and subsidies must be spent just on an alternative fuels ("AF") infrastructure to reach a five percent AF market penetration by the year 2010.

           The clean burning properties of F-T have been known for years and have shown under extensive test conditions and everyday use as a transportation fuel, to be one of the cleanest alternative fuels made from coal or natural gas available. The finest research institutes in the world as well as the DOE have publicly stated that F-T fuels are part of the solution to reducing emissions. Given all the factors including, fuel quality and performance, delivery infrastructure and vehicle cost savings, a designation of F-T fuels as an alternative fuel by the DOE could provide the United States with the most immediate and coast effective solution to our clean air dilemma."

           RENTECH SIGNS PRIVATE FINANCING ENGAGEMENT LETTER WITH EVEREN; WILL SEEK TO RAISE UP TO $20,000,000

           Rentech, Inc. and EVEREN Securities, Inc., the primary subsidiary of EVEREN Capital Corporation (NYSE: EVR), announced today that Rentech has signed a Private Financing Engagement Letter with EVEREN whereby EVEREN will assist Rentech as its exclusive financial advisor.

           Under the terms of the Engagement Letter EVEREN will support Rentech in its efforts to obtain an aggregate of $15,000,000 to $20,000,000 through privately placed equity with institutional and industry investors. Rentech will use the proceeds to: advance its business plan; continue to strengthen the financial position of the Company; fund its previously defined acquisitions; promote, market and enhance its position in Gas-To-Liquids and related activities; and position the Company to take full advantage of the commercialization of its Gas-To-Liquids technology. While the proposed offering will result in the issuance of additional Rentech shares, it is expected to be anti-dilutive on an earnings and cash flow basis based upon acquisitions and GTL projects currently contemplated.

           EVEREN Capital Corporation is a financial services holding company whose primary subsidiary, EVEREN Securities, Inc. ranks among the 10 largest national full-service securities brokerage firms in the U.S. EVEREN provides comprehensive investment, financial advisory and capital markets services to individuals, governments, corporations and institutions. The firm's 1,872 investment consultants are located in 169 branches, serving 633,000 clients representing $67.2 billion in assets.

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

ANALYSIS OF CASH FLOW

           As discussed under "Results of Operations," the Company had net losses of $2,245,027 and $1,433,061 respectively for the nine months ended June 30, 1999 and 1998. The 1998 non-cash expenses include a $45,621 charge for interest on convertible notes payable satisfied with the issuance of common stock.

           There was a $146,883 increase in accounts receivable during the nine months ended June 30,1999 compared to a $145,345 increase during the comparable fiscal year 1998 period. Increases in accounts receivable during the current fiscal year resulting from new revenues generated by billing of services were offset by decreases in Okon's accounts receivable.

           Accounts payable decreased by $67,591 during the nine months ended June 30, 1999 compared to a $50,049 increase for the prior year comparable period.

           Lessee deposits increased by $9,248 during the nine month period ended June 30,1999 when the Company purchased the lab facility which was occupied by tenants.

           The Company purchased $505,335 in equipment and leasehold improvements, $448,224 in real estate and used $590,009 in cash to acquire the net assets of Petroleum Mud Logging, Inc. and Petroleum Well Logging Inc. during the nine month period ended June 30, 1999 compared to equipment purchases of $60,721 during the comparable 1998 period.

            Deposits and other assets increased by $404,959 during the nine months ended June 30,1999 compared to a $2,511 increase for the comparable 1998 period. An additional $26,320 was paid on a future joint venture project and $377,615 was paid on deposits against planned future acquisitions

            A $230,000 deposit paid in the nine month period ended June 30, 1998 was applied against the purchase price of a ten percent interest in ITN/ES in fiscal 1998.

           The Company financed a portion of its activities by net proceeds of $1,471,000 from the issuance of preferred stock and $286,194 from the issuance of its common stock during the 1999 period compared to proceeds of $60,000 from convertible notes payable and $2,454,786 in net proceeds from the issuance of preferred stock and common stock during the comparable period in 1998.

           The Company financed the purchase of real estate by taking a mortgage in the amount of $989,100 in February 1999. As of June 30, 1999 $2,437 was paid on the principal. An additional mortgage in the amount of $70,749 and notes payable totaling $57,100 were assumed when the net assets of Petroleum Mud Logging, Inc were purchased June 1, 1999. As of June 30, 1999, the Company made principal payments of $6,878 on these notes payable.

           Cash decreased during the nine months ended June 30, 1999 by $2,211,847 compared to an increase of $254,500 for the comparable period in 1998. These changes decreased the ending cash balance to $844,532 at June 30, 1999 from $3,056,379 at September 30, 1998. The 1998 changes increased the $391,487 September 30, 1997 cash balance to $645,987 at June 30, 1998.

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


                                       RENTECH, INC.


Dated: August 14, 1999                 /s/ Dennis L. Yakabson
                                       ------------------------------
                                       Dennis L. Yakobson, President


Dated: August 14, 1999                 /s/ James P. Samuels
                                       ------------------------------
                                       James P. Samuels, Vice President-Finance
                                       and Chief Financial Officer