Form 10KSB
period 1999-09-30
RENTECH INC /CO/
filed 2000-01-12
CIK 868725

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended September 30, 1999

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

Yes  X  .  No      .

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for its most recent fiscal year ended September 30, 1999 were $2,880,900.

         The aggregate market value of voting stock held by nonaffiliates of the issuer as of November 12, 1999 was $27,005,986 based upon the average closing bid and asked prices of such stock on that date.

         The number of shares outstanding of the issuer's common stock as of November 12, 1999 was 52,952,915.

           Transitional Small Business Disclosure Format. Yes  .   No X.

                                  RENTECH, INC.

                            FORM 10-KSB ANNUAL REPORT

                                Table of Contents

                                                                                                                Page
                                                                                                                ----
PART I   .........................................................................................................5

Item 1.  Description of Business..................................................................................5
         The Rentech GTL Technology...............................................................................6
                  The Company.....................................................................................6
                  Business Strategy...............................................................................7
                           Environmental and Energy Demand Trends.................................................8
                           Accelerating Commercialization Through Strategic Relationships.........................8
                           Technical Expertise....................................................................9
                           Technology Licensing Fees and Royalties................................................9
                  The Fischer-Tropsch Process.....................................................................9
                  Feedstocks.....................................................................................11
                  Products and Markets...........................................................................11
                           Rentech Diesel Fuel (Ecodiesel).......................................................12
                           Naphthas .............................................................................13
                           Wax Products..........................................................................13
                           Light Crude Oil.......................................................................13
                           Normal Paraffins......................................................................13
                           Synthetic Lube Base Oil...............................................................13
                           Synthetic Drilling Fluid..............................................................13
                  Proprietary Designs, Intellectual Property and Patents.........................................14
                  GTL Technology and Designs.....................................................................15
                  Marketing and Customers........................................................................15
                  Business Strategy..............................................................................16
                  Licenses, Contracts and Joint Ventures.........................................................17
                  Texaco.........................................................................................18
                           Technology License....................................................................18
                           Technical Services Agreement..........................................................18
                           Early Entrance Coproduction Plant.....................................................18
                  Republic Financial Corporation -- Retrofitting Methanol Plants.................................19
                  Oroboros AB License............................................................................20
                  Esperance Power Project........................................................................20
                  Thermal Conversion Corp........................................................................21
                  Phoenix Gas Systems............................................................................21
                  Donyi Polo Petrochemicals......................................................................22
                  Dresser Engineering............................................................................22
                  BC Projectos, Ltd..............................................................................23
                  Competition in GTL Technology..................................................................23
                  Governmental Regulation of GTL Processes and Products..........................................25
         Other Businesses........................................................................................25
                  Okon, Inc......................................................................................25
                  Petroleum Mud Logging, Inc.....................................................................26
                  Ren Corporation................................................................................27
                  Advanced Technologies..........................................................................27

                           ITN Energy Systems, Inc. (ITN/ES).....................................................27
                           Global Solar Energy LLC...............................................................28
                           ITN/ES Electronic Substrates LLC......................................................29
                           Ceramic Membrane Technology...........................................................29
                  Employees......................................................................................29
         Item 2.  Description of Property........................................................................29
                  Office Lease...................................................................................29
                  Development and Testing Laboratory.............................................................29
                  Okon Facility..................................................................................30
                  Petroleum Mud Logging Properties...............................................................30
         Item 3.  Legal Proceedings..............................................................................30
         Item 4.  Submission of Matters to a Vote of Securities Holders..........................................30

PART II  ........................................................................................................31
         Item 5.  Market For Registrant's Common Equity and Related Stockholder Matters..........................31
         Item 6.  Management's Discussion and Analysis or Plan of Operation......................................33
                  Results of Operations..........................................................................33
                  Liquidity and Capital Resources................................................................35
                  Year 2000 Compliance...........................................................................36
                  Analysis of Cash Flow..........................................................................36
         Item 7.  Financial Statements...........................................................................37
         Item 8.  Changes in and Disagreements with Accountants
                       on Accounting and Financial Disclosure....................................................38

PART III ........................................................................................................38
         Item 9.  Directors, Executive Officers, Promoters and Control Persons;
                       Compliance with Section 16(a) of the Exchange Act.........................................38
                  Section 16(a) Beneficial Ownership Reporting Compliance........................................38
                  Business Experience of Directors and Continuing Officers.......................................39
                  Executive Officers And Key Employees...........................................................41
         Item 10. Executive Compensation.........................................................................43
                  Cash Compensation..............................................................................43
                  Option/SAR Exercises and Holdings..............................................................44
                  Employment Contracts...........................................................................45
                  Option/SAR Repricings..........................................................................45
                  Profit Sharing Plan............................................................................46
         Item 11. Security Ownership of Certain Beneficial Owners and Management.................................46
         Item 12. Certain Relationships and Related Transactions.................................................48
         Item 13. Exhibits and Reports on Form 8-K...............................................................48
         Signatures..............................................................................................49

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

         Rentech, Inc. is a Colorado corporation organized in 1981 and based in Denver. It has developed and owns a proprietary and patented technology (the Rentech GTL Technology) that converts carbon bearing gases, liquids and solids into liquid hydrocarbon products. These include clean burning diesel fuel, naphthas, and speciality products such as waxes, petrochemical feedstocks and synthetic lubricant base stock.

         Rentech's primary business is licensing the Rentech GTL Technology, including selling its proprietary and patented catalyst used in the conversion process to licensees. Licenses are granted in exchange for license fees and ongoing royalties charged for each barrel of liquid hydrocarbons produced by conversion plants that use the Rentech GTL Technology. After it grants a license, Rentech expects that its licensees will finance, construct and operate their own conversion plants. In some instances, Rentech may invest with others to acquire equity interests in existing industrial plants, particularly existing underutilized methanol plants, that are converted to use the Rentech GTL Technology to produce liquid hydrocarbons.

         Rentech also contracts to provide engineering design and technical services for its licensees as they design and construct their plants. To assist its licensees, Rentech may also contract to provide its engineering services and startup operational support services for licensed plants. In addition, Rentech may reserve the right to contract for the engineering and supply of the synthesis gas conversion reactor modules that are essential for use of the Rentech GTL Technology.

         Rentech operates several separate businesses not related to gas-to-liquids through subsidiary corporations. Rentech is engaged in these businesses and others it may acquire to produce revenues and cash flow to support its core business related to the Rentech GTL Technology until that business is self-supporting. Rentech also holds an interest in ITN Energy Systems, Inc., a privately held high technology and development company located in Wheat Ridge, Colorado, as well as interests in several advanced technology joint ventures with ITN Energy Systems, Inc. See "Other Businesses--Advanced Technologies."


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

                           THE RENTECH GTL TECHNOLOGY

THE COMPANY

         The Company's gas-to-liquids technology (the Rentech GTL Technology) is capable of using as feedstock a variety of naturally occurring hydrocarbons as well as gaseous, liquid and solid hydrocarbons produced as by-products or waste in various industrial processes. Feedstocks include high BTU, low sulfur natural gas (so-called sweet natural gas); lower BTU natural gas; natural gas containing higher concentrations of carbon dioxide, nitrogen or sulfur; industrial waste gas; heavy crude oil; refinery by-products; coal; coal fines and petroleum coke. Principal products produced from Rentech's gas-to-liquids technology (GTL products) include clean diesel fuel (ecodiesel), naphtha (an intermediate product used to make gasoline and certain petrochemicals) and waxes that can be further processed into high-value specialty products such as synthetic lubricants, base oils and drilling fluids.

         The Rentech GTL Technology represents a major enhancement of a process developed in Germany in the 1920s known as Fischer-Tropsch (F-T). In the process, hydrocarbon feedstocks are first reformed by various commercially available processes into synthesis gas, a mixture of hydrogen and carbon monoxide. The synthesis gas is then converted through the F-T process into differentiated liquid products in a reactor vessel containing Rentech's patented and proprietary catalyst. The ability of the Rentech GTL Technology to efficiently utilize a broad range of hydrocarbon feedstocks distinguishes it from all but one of the other technologies that are only able to efficiently convert sweet natural gas to liquid products. Key aspects of the Company's technology are catalyst design, catalyst deployment, F-T conversion reactor design and the process configuration, most of which are proprietary and some of which are patented.

         Rentech's GTL products are similar to analogous products derived from crude oil refining, but tests of Rentech's ecodiesel by independent labs show it has significant environmental benefits resulting from the way it is produced. See "The Rentech GTL Technology: Products and Markets." GTL products are environmentally cleaner than conventional refined petroleum products, are free of sulfur which can be released into the atmosphere as harmful sulfurous oxide
(SO), and are free of chemical compounds known as aromatics, which are believed to be carcinogenic. Automobile and truck manufacturers are considering F-T transportation fuels, such as Rentech's ecodiesel, as the future fuels of choice for reducing emissions from diesel engines. These fuels can be used directly or as a blending component with conventionally refined petroleum diesel to reduce harmful emissions. Moreover, Rentech believes its ecodiesel can be used in currently available diesel engines without any modifications.

         The Rentech GTL Technology has applications in existing and new petrochemical and industrial plants and in oil and natural gas producing fields. For example, Rentech's technology enables refineries to more fully utilize heavier crude oil and refinery bottoms to produce an improved slate of high-value products. Potential benefits to the refiner include lower refinery feedstock costs, higher revenue, a reduction in waste disposal costs and increased margins. Currently, many methanol production plants are uneconomic and several are closed due to a worldwide oversupply of methanol as well as low prices. The oversupply may worsen in the future as use of the gasoline additive MTBE, the largest end-market for methanol, is phased out of many markets, including California. Rentech believes that some of these plants can be converted at relatively low cost to use its technology and operated profitably to produce GTL products.

         The Rentech GTL Technology potentially adds value to sources of fossil fuels that have little or no current market value due to lack of an economic or practical way to get these resources to market. Rentech's process makes feasible on-site conversion of these resources into GTL products that are more easily and cost-effectively transported to market. A high priority for this application includes remote or stranded reserves of natural gas as well as natural gas associated with producing crude oil fields that is currently being flared, re-injected into the reservoir or merely left in the ground unproduced. Increasing environmental and regulatory pressures to reduce the wasteful flaring of natural gas, the economic attractiveness of monetizing wasted assets, and the growing need for cleaner fuels are driving the growing interest of oil and gas producers in this application.

         Other potential applications of the Company's technology that are being studied by Rentech, the energy industry and owners of hydrocarbon resources, include, among others, the conversion of petroleum coke and heavy crude, co-production of gas-to-liquids products and power from coal or refinery residues, and the use of GTL naphtha in fuel cells.

         The Company believes that its Rentech GTL Technology represents a technological breakthrough that could provide significant benefits to the oil and gas industry, other energy businesses and the environment. The potential advantages of the Rentech GTL Technology include:

o Improving refinery economics through more efficient use of heavy and sour crude oil and refinery residues.

o Enhancing the value of uneconomic methanol or other industrial plants that have costly gas reforming systems in place that can be alternatively used to make synthesis gas for the production of GTL products.

o Allowing natural gas producers to economically develop and produce remote and substandard gas resources, thus increasing their proved reserves and revenue.

o Facilitating efficient co-production of electricity and GTL products from coal and other feedstocks while dramatically reducing harmful emissions.

o Broadening available supplies of clean energy and transportation fuel to help meet the rapidly growing worldwide demand.

o Producing high-value, high-purity specialty products to meet increasingly stringent environmental standards and product specifications.

o Enhancing U.S. energy security by facilitating expanded use of relatively abundant coal and natural gas resources for needs traditionally met by increasing amounts of imported crude oil and fully refined products.

o Allowing developers of gas conversion plants using the Rentech GTL Technology to obtain insurance covering performance of the Rentech GTL process.

BUSINESS STRATEGY

         Rentech's business strategy is to achieve use of its technology in commercial gas-to-liquids projects and to expand its revenue and earnings through an integrated approach of strategic relationships, technology licensing and direct project participation, emphasizing the following key components:

         ENVIRONMENTAL AND ENERGY DEMAND TRENDS. Rentech believes it can capitalize on many current trends impacting the energy, transportation and environmental industries through application of the Rentech GTL Technology. Those factors include increasingly stringent requirements to reduce tailpipe emissions and strengthen clean-air standards; the contradictory need of refiners to cost-effectively produce cleaner fuel from increasingly poor quality crude oils; the regulatory curtailment of natural gas flaring; economic incentives to profitably develop vast, remote resources of natural gas; steadily increasing power demand around the world; a need to utilize dirty coal for clean power generation; and, the search for a practical fuel source for transportation fuel cells currently being developed.

         ACCELERATING COMMERCIALIZATION THROUGH STRATEGIC RELATIONSHIPS. While the Rentech GTL Technology is not currently being used in any commercial scale plant, the Company is pursuing commercial deployment of its technology through a number of initiatives. To accelerate its efforts and leverage its technology, Rentech has formed several strategic relationships with owners of complementary technologies, engineering capabilities, financial assets and potential projects. These relationships are designed to broaden application of Rentech's technology and accelerate deployment of commercial GTL facilities.

o In October 1998, Rentech granted an exclusive technology license to Texaco Natural Gas, Inc. (now Texaco Energy Systems, a division of Texaco, Inc.) to use and sublicense the Rentech GTL Technology in projects where solid and liquid hydrocarbons are used as feedstock. The license also granted Texaco a non-exclusive license for conversion of natural gas to liquids. Texaco's front-end synthesis gas reformer units have been deployed in 68 of its own and others' refineries and chemical plants around the world. Under an expanded Technical Services Agreement signed in June 1999, Rentech and Texaco are rapidly pursuing design work to integrate Rentech's GTL conversion technology with Texaco's gasification technology in preparation for commercial deployment.

o In May 1999, Rentech formed a strategic financial relationship with Republic Financial Corporation of Denver, Colorado to pursue joint ventures with owners of existing North American methanol plants to convert those plants to gas-to-liquids facilities. Retrofitting an existing industrial plant with the Rentech GTL Technology significantly reduces the construction time and cost compared to building a greenfield GTL plant. Rentech believes modification of these existing plants would enhance their economics with feedstocks including marketable, pipeline-quality natural gas.

o In August 1999, Rentech agreed by a letter of intent to grant Dresser Engineering Company, of Tulsa, Oklahoma, a license by which Dresser will market Rentech's GTL Technology for projects that Dresser develops. Rentech and Dresser are preparing a license agreement to reflect their agreement in principle. Dresser will have the exclusive right, except for Texaco's rights and Donyi Polo Petrochemicals' rights in the country of India, to provide the engineering services and to design the synthesis gas reactors that are necessary to use Rentech's technology. Dresser's participation in marketing and developing projects is expected to substantially contribute to commercial use of Rentech's technology. See discussion of Dresser Engineering, which follows.

o        Rentech also has R&D relationships with Thermal Conversion Corporation
         (TCC) of Kent, Washington and Phoenix Gas Systems of Long Beach, California. The focus of each of these separate collaborations is to develop smaller, more efficient and cheaper front-end synthesis gas units for deployment on platforms in offshore oil and gas fields, on barges for inland waterway oil and gas fields and skid-mounted or trailer truck-mounted for smaller onshore oil and gas fields.

         TECHNICAL EXPERTISE. Two founders of Rentech, Dr. Charles Benham and Dr. Mark Bohn, are directly responsible for development of the Rentech GTL Technology. The founders continue to work toward improving the Company's technology and designs and developing new applications. As a result of advances they have made, Texaco entered into the Technical Services Agreement with Rentech for the integration of Rentech's GTL Technology with Texaco's gasification technology.

         TECHNOLOGY LICENSING FEES AND ROYALTIES. The licenses that Rentech issues for use of the Rentech GTL Technology are granted in exchange for license fees and ongoing royalties on the sale of products produced from conversion plants that use the technology. Plants are generally constructed and owned by licensees at no cost to Rentech. The Company may also provide contract engineering, operational and other technical services to licensees during construction and startup phases of a new plant. In the future, the Company may supplement its licensing fees and royalties with direct investments in gas-to-liquids plants and facilities. Rentech is entitled to revenues from sales of its catalyst whenever Rentech GTL Technology is used, whether in plants licensed directly by Rentech or licensed through others. Rentech intends, for its own account, to actively license its technology for use in plants using natural gas. Rentech is to share in revenues received by Texaco from its exclusive license to use the Rentech GTL Technology in projects where solids and liquids are used as feedstock. Rentech retains rights to license the Rentech GTL Technology in the entire range of use for natural gas conversion projects. To date Rentech has granted non-exclusive licenses for natural gas conversion projects to Texaco, to Dresser for projects marketed and developed by it (subject to negotiation of a definitive license agreement), and to Donyi Polo Petrochemicals Ltd which has an exclusive license for use of the Rentech GTL Technology in India.

THE FISCHER-TROPSCH PROCESS

         The Rentech GTL Technology is based on Fischer-Tropsch technology which originated in the 1920s. Fischer-Tropsch technology, often called F-T, is a chemical process by which carbon-bearing materials are converted into synthetic liquid hydrocarbons. The process includes three stages:

         o The Syngas Step (sometimes called the front end process)--the carbon-bearing material is converted into synthesis gas, a mixture of hydrogen and carbon monoxide. Oxygen must be added for the conversion of any solid or liquid feedstock. Oxygen may also be necessary for gaseous feedstocks, depending on the gasification technology selected.

         o The Fischer-Tropsch Step (sometimes called the back end process)--the synthesis gas, sometimes called syngas, is fed through a F-T reactor and converted in the presence of Rentech's proprietary and patented catalyst, producing synthetic hydrocarbon products.

         o The Upgrading Step--the synthetic hydrocarbon products are upgraded in the same plant to produce a prescribed mix of final products.

         The synthetic hydrocarbons obtained from Rentech's conversion process have environmental benefits that traditional refinery products do not possess. Because of the way they are produced, Rentech's synthetic products are less polluting, and the products are substantially free of contaminants usually found in crude oil, such as sulphur, aromatics, nitrogen and heavy metals.

         The Rentech GTL Technology can convert a broad range of feedstocks, whether they are gases, liquid, or solids, that are carbon bearing, into liquid hydrocarbon products. The gas feedstocks include natural gas and industrial off gases. The liquid feedstocks include heavy crude oil and refinery byproducts. The solid feedstocks include coal and petroleum coke.

         The ability of the Rentech GTL Technology to convert carbon-bearing gases into valuable liquid hydrocarbons was established in the Company's first pilot plant which operated periodically between 1982 and 1985. Technical feasibility was again demonstrated in Rentech's second pilot plant operated during 1989. Additional confirmation of several significant aspects of the Rentech GTL Technology was obtained from tests in a subsequent pilot plant between 1993 and 1998.

         The Rentech GTL Technology is based upon the Fischer-Tropsch conversion process that was originally developed in Germany during the 1920s to create synthetic fuels. When petroleum imports became readily available after World War II, Fischer-Tropsch research went into decline. At that time and thereafter, use of Fischer-Tropsch technology was not economically viable. The Arab oil embargo of 1973 created fuel shortages, and that crisis renewed interest in Fischer-Tropsch technology. Dr. Charles B. Benham, a founder of Rentech, conducted research on F-T processes at the Naval Weapons Center in China Lake, California and later at the Solar Energy Research Institute in Golden, Colorado. Based on the pioneering work of Dr. Benham and Dr. Mark S. Bohn, another founder of Rentech, the Company developed its own Fischer-Tropsch technology as well as a highly efficient catalyst that is essential to use of the Rentech GTL Technology.

         The Rentech GTL Technology uses an iron-based catalyst. A major advantage of Rentech's catalyst is that it operates on feedstock with a wide range of hydrogen to carbon ratios. That capability, which to the knowledge of management, is shared only by Sasol, enables the Rentech GTL Technology to convert either gases, liquids or solids that contain carbon materials into liquid hydrocarbons. Sasol's announced business arrangements indicate it currently intends only to license to joint ventures in which it owns a share of profits.

         The first step for using the Rentech GTL Technology, like all F-T processes, is preparation of the synthesis gas that is used as the feedstock for the conversion reactor. Synthesis gas, or syngas, is a combination of hydrogen and carbon monoxide gases. The addition of oxygen may be required, depending on the feedstock and exact process used.

         The second step in Rentech GTL Technology is to feed the synthesis gas into the conversion reactor. In the reactor, Rentech's proprietary and patented iron-based catalyst accelerates the reaction of the syngas, which is chemically altered to form liquid hydrocarbon products.

         The third step in Rentech GTL Technology occurs downstream from the conversion reactor but in the same plant. The hydrocarbon end products, in both liquid and solid form, are upgraded to the specifications required by the target market.

         The successful use of the Rentech GTL Technology by licensees largely depends upon their ability to design, construct and operate commercial scale plants using the technology. They must obtain adequate financing and feedstock, construct plants specifically designed for the chemical composition of the feedstock, and assure that the plant equipment and machinery is mechanically adequate. Licensees are also responsible for obtaining governmental permits. In remote locations, licensees may be required to add supporting infrastructure such as roads and utilities.

         Rentech's belief that its technology can be cost effective and that full-scale conversion plants using the technology can be profitably operated depends upon several factors, including the availability of low cost feedstock, the economic efficiency of the technology, and market demand for the end products at profitable prices.

FEEDSTOCKS

         Rentech's licensees of its technology are responsible for obtaining their own supplies of carbon-bearing feedstock. Economic use of the Rentech GTL Technology requires substantial quantities of inexpensive carbon-bearing gases, liquids or solids that can be efficiently converted into feedstock gases. Many types of carbon-bearing materials are suitable sources of feedstock for the Rentech GTL Technology. Several of these materials are in abundant supply worldwide. Some of the most important sources of feedstock are natural gas, coal, coalbed methane, low-value refinery residues and industrial wastegases.

         The Rentech GTL Technology can provide a means of utilizing carbon-bearing resources that are currently unmarketable for several reasons. Many large, known natural gas reservoirs around the world are presently uneconomic to develop because they are in remote locations too far from markets for economic transportation in the gaseous state. Upon conversion into liquid hydrocarbons, they can be transported in trucks, tankers and pipelines like conventional liquid hydrocarbons. Other natural gas reserves are unmarketable due to the presence of diluents, including carbon dioxide or nitrogen, but may be suitable feedstocks for the Rentech GTL Technology. Some low grade coal deposits and high sulphur coal deposits that are uneconomic for coal mining may also be suitable feedstock for the Rentech GTL Technology.

         A potential feedstock that is of growing importance is the heavy high sulphur residual fuels provided at crude oil refineries. These materials are commonly referred to as refinery residues or refinery bottoms. Some refinery residues, unless they are treated at considerable expense, must be disposed of as hazardous materials. Alternatively, by incorporating the Rentech GTL Technology into the refinery, the residues can be gasified and converted into valuable end products. Industry analysts predict that, within the next ten years, a large surplus of high sulphur refinery residues will have accumulated, which cannot be absorbed by the market. The synthesis gas resulting from refinery residues is characterized by a low hydrogen-to-carbon monoxide ratio and is an excellent feedstock source for conversion into liquid hydrocarbons by the application of Rentech's iron-based F-T technology.

PRODUCTS AND MARKETS

         Plants using the Rentech GTL Technology can be designed and configured to produce a variety of liquid hydrocarbon products. The principal products of the Rentech GTL Technology process are clean-burning and premium-grade diesel fuel, naphthas useful as a feedstock for chemical processing and for refining into varnishes and mineral spirits, specialty products such as waxes useful in hot-melt adhesives, inks and coatings, base oil for lube oils, normal paraffins and a variety of other wax-based products. The factors that affect the product mix include the catalyst, the ratio of hydrogen to carbon monoxide in the synthesis gas, the design of the F-T reactor, the temperature and pressure conditions in the F-T reactor itself, among other key operating characteristics.

         The products resulting from use of the Rentech GTL Technology will compete with traditional petroleum products and synthetic products produced by similar technology. To a great extent, competition will be based upon price, and the price at which liquid hydrocarbons can be produced by use of the Rentech GTL Technology has not yet been established. Experience with F-T technology since its development in the 1920s, has indicated that earlier versions of the technology could not economically produce synthetic fuels. Rentech's management believes that its enhancements and variations of the basic F-T technology allow the Rentech GTL

Technology to be cost-effective. Compliance with environmental laws may create demand for Rentech's clean-burning diesel fuel even at premium prices.

         Products resulting from the Rentech GTL Technology, like other F-T processes, are environmentally benign relative to analogous products produced from crude oil refining. These products are entirely free of the sulphur, aromatics, nitrogen and heavy metals that are typically found in crude oil. For example, Rentech's ecodiesel has excellent combustion qualities and can help reduce harmful exhaust emissions. Likely uses of the ecodiesel include use as a blending stock to improve the quality of commonly available diesel fuel and as a blending component for upgrading low quality stock that would otherwise be used in lower value fuel oil.

         RENTECH DIESEL FUEL (ECODIESEL)

         Laboratory tests made to determine the properties of the ecodiesel produced by the Rentech GTL Technology have been conducted by independent testing agencies. While not exhaustive or definitive from a scientific standpoint, these tests indicate that ecodiesel is a high-grade diesel fuel with environmental advantages compared to diesel fuel derived from crude oil. Compared to Commercial No. 2 diesel fuel, Rentech's diesel fuel has four properties that make it less polluting. These are an absence of sulphur, zero percent aromatics by volume, a higher cetane number, and a lower 90% distillation temperature.

         Independent third-party tests of Rentech's diesel fuel, both in vehicles and engine test stands, were completed by the High Altitude Research Center, Denver, Colorado (under high altitude conditions), and by Detroit Diesel, Michigan, and the California Air Resources Board, (under low altitude conditions). Rentech's diesel fuel demonstrated significant reductions in harmful exhaust gas emissions and improved combustion characteristics as measured by its higher cetane value. See "GTL Technology and Designs." Before Rentech's ecodiesel could be said to be a practical alternative to conventional diesel fuel, long-term wear tests on engines fueled by the ecodiesel are necessary.

         The diesel fuel fraction produced by use of the Rentech GTL Technology is also an excellent blending stock to upgrade non-specification fuels or to improve the quality of the commercial diesel currently being produced in refineries. Blending with Rentech's diesel fuel lowers the aromatic and sulphur content and increases the cetane index of commercial diesel. Rentech has patented the blending of its F-T ecodiesel with conventional diesel to reduce harmful emissions.

         Unlike alternative fuels such as methanol and compressed natural gas, Rentech's diesel fuel does not require any engine or vehicle modification for use. Fuel mileage may be slightly decreased, although minor engine adjustments are expected to increase the fuel mileage to the level provided by conventional diesel fuel.

         Rentech has no arrangements by which vehicle manufacturers have approved the use of its fuel and no arrangements for the sale of its products. It is not aware of any reason why its fuel would not be readily saleable, especially for use as a blending stock for conventional diesel.

         Rentech petitioned the U.S. Department of Energy in July 1999 to designate Rentech's ecodiesel as an alternative fuel under the Energy Policy Act of 1992. An alternative fuel, under that act, is one that is substantially not petroleum and would yield benefits in energy security and environmental protection. United States agencies are required by the legislation to promote the use of alternative fuels. They are to do this by educating the public about alternative fuels, and, beginning in 1997, by using alternative fuels in increasing proportions in their government vehicle fleets. The act specifies that 75% of all federal and state government-purchased vehicles for major urban areas must be alternative fuel vehicles. The DOE has recently determined that these mandates are not being met. Designation by the DOE of non-petroleum fuel, such as that produced using the Rentech GTL Technology, as alternative fuel, could spur near-term demand for ecodiesel from government and state customers.

         NAPHTHAS

         Naphthas are liquid hydrocarbon products that are lighter than diesel fuel and are used extensively in manufacturing processes for products as diverse as paint, printing ink, polish, adhesives, perfumes, glues and fats. Naphthas produced at conversion plants using the Rentech GTL Technology are expected to be in demand due to their lower toxicity and lower aromatic content compared to other naphthas. The U.S. market for the type of naphtha produced using the Rentech GTL Technology is estimated at a minimum of 60,000 barrels per day.

         WAX PRODUCTS

         The waxes produced by Rentech GTL Technology are useful in hot-melt adhesives, inks, coatings and several other wax-based products. The market prices for these waxes is high, but demand is limited. The wax market could easily become saturated. The waxes produced can also be thermally or hydro cracked to yield additional naphtha and diesel fuel. Another option is the hydrosomerization of the wax to produce base oil used for lubricating oils.

         LIGHT CRUDE OIL

         If required, the conversion process in plants using the Rentech GTL Technology can be easily modified to produce a light crude oil for sale to refineries. The Rentech GTL Technology produces a high-grade crude oil, already partially refined that management believes could be inexpensively refined in existing refineries into end products.

         NORMAL PARAFFINS

         Normal paraffins are saturated linear hydrocarbons with molecular ranges between nine and 15 carbon atoms. They are primarily used in the production of laundry detergent, cosmetics, pharmaceuticals, paints, stains, ink oils, aluminum rolling oils and lamp oils. Paraffins produced by the Rentech GTL Technology are free of sulfur, a requirement for many of these products.

         SYNTHETIC LUBE BASE OIL

         Rentech anticipates that specifications for motor oil will become more stringent in the future as automobile manufacturers respond to tightening emissions requirements. This could result in increased demand for high quality base oils as blending stock for manufacture of premium lubes. The hydrocarbons with molecular ranges between twenty and fifty carbon atoms produced by the Rentech GTL Technology would provide excellent blending material for production of synthetic lube oil.

         SYNTHETIC DRILLING FLUID

         The hydrocarbons produced by Rentech the GTL Technology with a molecular range from seventeen to twenty-two carbon atoms would be a potential base material for synthetic drilling fluids. Drilling fluids are used in the drilling of oil and gas wells as a coolant and lubricant for the drill bit. In off-shore operations, oil based fluids, which have been used historically, degrade slowly and can suffocate aquatic plant and animal life. In response to increased environmental pressures, synthetic drilling fluids have been developed and used in the Gulf of Mexico and other offshore locations. The key advantage of synthetic drilling fluids is that cuttings associated with use of these fluids appear to be environmentally acceptable in regard to crude contamination and toxicity and therefore can be discharged in many Gulf locations instead of being barged to shore for disposal, yielding considerable cost savings to drillers. As defined by the U.S. Environmental Protection Agency, materials falling under the synthetic category include linear alpha olefins and synthetic paraffins, such as those produced by the Rentech GTL Technology.

PROPRIETARY DESIGNS, INTELLECTUAL PROPERTY AND PATENTS

         Rentech owns intellectual property rights consisting of proprietary designs for its synthesis gas reactors and other key aspects of the Rentech GTL Technology, as well as confidential information and trade secrets that are essential for its success. Rentech seeks to protect its intellectual property rights through patents and trade secret agreements, including confidentiality agreements with its licensees, employees and consultants.

         Use of the Rentech GTL Technology requires use of Rentech's patented catalyst. The license arrangements with both Texaco and Donyi Polo Petrochemicals Ltd. authorize them to manufacture the Rentech catalyst for their respective conversion plants or to have the catalyst made for them by a manufacturer of their choice. Rentech has no present plans to manufacture its own catalyst. It expects ultimately to grant a license, for which it would receive a license fee and royalties, to an independent catalyst manufacturer for manufacture and delivery of catalyst, or to grant a license to individual licensees of the technology to manufacture catalyst for their own use.

         Rentech has been granted nine United States patents related to process applications, products produced, and materials used as part of the Rentech GTL Technology. The patents include a method for cracking produced waxes; a method of making and energizing a promoted iron catalyst for use in slurry synthesis reactors; production of a synthetic oxygenated diesel fuel; the overall gas-to-liquids conversion process; and use of Rentech's oxygenated, sulphur and aromatic-free diesel fuel as an additive to conventional diesel fuel.

         Two of Rentech's patents include key elements of a process that enables Rentech's iron-based catalyst to compete with cobalt-based catalysts used by other F-T processes. These patents protect process steps that improve Rentech's carbon conversion efficiency by over 30%, making the Rentech process cost-effective for converting gases to liquids.

         Additional U.S. patent applications have been filed. Several foreign patent applications based on one or more of the United States patents are pending.

         Rentech relies on a combination of patent, trade secret, copyright and trademark law, nondisclosure agreements and technical security measures to protect its intellectual property rights in F-T processes and other businesses. The success of Rentech may depend upon its ability to establish, protect and enforce these intellectual property rights and to successfully defend against any alleged infringement of another's intellectual property. Protecting and enforcing Rentech's intellectual property position involves complex legal, scientific and factual questions and uncertainties. This may be especially true in foreign countries, which might become important users of the Rentech GTL Technology, but which generally do not provide as much protection of intellectual property rights as the United States. The lack of stable systems of law in some foreign countries could lead to rapid changes in political and economic climates, civil disturbances and other disruptions that affect operations.

GTL TECHNOLOGY AND DESIGNS

         In 1985, Fuel Resources Development Company (Fuelco), a wholly-owned subsidiary of Public Service Company of Colorado, initiated an evaluation of the Rentech GTL Technology. Based upon a favorable review, Fuelco assisted with construction and operation of Rentech's second GTL pilot plant in 1989. Successful operation of that pilot plant confirmed the technical feasibility of the Rentech GTL Technology.

         In 1990 Fuelco began construction of the first full-scale conversion plant to use the Rentech GTL Technology. The plant, located near Pueblo, Colorado, was specifically designed and constructed to use methane gas from an adjacent landfill as its feedstock. The plant was designed and built by a contractor for Fuelco to produce 235 barrels of liquid hydrocarbons per day. Plant production was initiated in January 1992. The Rentech GTL Technology, including its synthesis reactors and catalyst, performed as expected. Fuelco was unable, however, to produce enough methane from the landfill to operate the plant for any length of time. Further, the composition of the gas was considerably different than what Fuelco had estimated and for which the plant was designed. Consequently, the gas that was produced was inadequate in volume and composition for the plant.

         In order to evaluate performance of the Rentech GTL Technology in a commercial-scale plant, Rentech decided to operate the plant for a short period of time. Rentech decoupled the plant from the landfill and converted it to use temporary sources of natural gas. Rentech then successfully operated the plant during July and August of 1993. During the demonstration phase, the plant operated at design specifications, produced the expected range of hydrocarbon products, and achieved the design conversion ratios anticipated for Rentech's catalyst. The operations produced liquid hydrocarbon products, samples of which are available to prospective licensees for their evaluation of uses and markets.

         Rentech decided to close the plant at the end of 1993 because no adequate source of permanent feedstock was available. In 1995, Rentech sold the plant to Donyi Polo Petrochemicals Pty, its licensee for India. Donyi Polo dismantled the plant in 1996 and shipped the components to India for reassembly.

MARKETING AND CUSTOMERS

         Rentech markets licenses of the Rentech GTL Technology for use to owners of 100% natural gas feedstock who would construct, finance, and own their plants. To facilitate business development, senior officers of the Company regularly hold meetings with and make presentations to energy industry participants at gas-to-liquids seminars and conferences. The features of the Rentech GTL Technology have become generally known to major oil and gas companies and throughout the energy industry.

         Rentech's management believes that successful operation of a commercial-scale plant using the Rentech GTL Technology would substantially enhance the marketing of its technology. In order to achieve commercialization of the technology, Rentech plans to acquire and retrofit one or more existing methanol plants to use the Rentech GTL Technology. See "Republic Financial Corporation."

         The potential customers and markets for the Rentech GTL Technology are diversified and worldwide. Industries and other business segments most likely to use the Rentech GTL Technology include the following:

o Existing industrial plants, such as underutilized methanol plants that are now uneconomical because of low market prices for methanol.

o Refineries, which can improve efficiency and profits by adding the Rentech GTL Technology to better utilize an increasingly heavier crude oil supply and growing inventory of refinery bottoms as feedstock.

o Owners of stranded natural gas seeking an economical way to develop and transport to market these resources.

o Owners of offshore natural gas located at a distance from existing pipelines that desire to convert the gas into transportable liquid hydrocarbons through plants mounted on barges that use the Rentech GTL Technology.

o Owners of substandard natural gas that is not useable through traditional means because it contains excessive amounts of carbon dioxide, nitrogen or other diluents.

o Owners of oil fields where flaring of natural gas is outlawed or penalized, or where natural gas is reinjected into oil wells but interferes with oil production from the wells.

o Owners of coal resources, including but not limited to, low grade or high sulfur coal deposits.

o Municipalities that are required by clean air laws to operate fleets of cleaner buses and other vehicles.

         While the Rentech GTL Technology was successfully used for a short period in the Synhytech plant, it is not now using the technology on a commercial basis. While Rentech's management believes all conditions for cost-effective use of the technology are in place, the energy industry, except for a few of the major oil and gas companies, has hesitated to accept and make definite plans for use of F-T technology. Rentech has therefore adopted a business strategy through which it seeks to hasten actual use of the Rentech GTL Technology for natural gas in commercial-size plants by joint ventures in which Rentech owns a share of profits. See "Republic Financial Corporation -- Retrofitting Methanol Plants."

BUSINESS STRATEGY

         Rentech's broad strategy for obtaining commercial use of the Rentech GTL Technology falls into several categories:

o Providing technical services and research to Texaco to integrate Rentech GTL Technology with Texaco's gasification technology to enable Texaco to use and sublicense the combined technologies as soon as feasible.

o Starting commercial use of Rentech GTL Technology as soon as possible by retrofitting existing, underutilized methanol plants through joint ventures with Republic Financial Corporation and others, including plant owners.

o Marketing licenses of Rentech GTL Technology to owners of 100% natural gas feedstock for use in plants they construct and own.

o Arranging for process system performance insurance through a reputable insurance company to insure plant owners and their lenders that the process underlying Rentech GTL Technology, used properly in a plant, will work as designed upon completion of a plant.

o Continuing to broaden the fields of use of the Rentech GTL Technology through such innovations as alternative means of producing synthesis gas (see "Thermal Conversion Corp.") and designing a small scale modular plant (see "Phoenix Gas Systems").

o Participating with Texaco, General Electric Power Systems, Praxair, Inc. and Brown and Root Services, a division of Kellogg, Brown & Root, Inc., in the design and development of a new generation of multi-purpose energy plants that produce electricity or heat from coal as well as transportation fuels and petrochemicals (see "Early Entrance Coproduction Plant").

LICENSES, CONTRACTS AND JOINT VENTURES

         Rentech has granted Texaco an exclusive, worldwide license (except in India, for which Donyi Polo Petrochemicals Ltd. holds an exclusive license), to use and sublicense Rentech GTL Technology for conversion of solid and liquid feedstocks in plants where a gasification process is used. See "Texaco." Rentech retains all rights to license its technology for projects using all natural gas feedstock.

         License agreements are generally granted in exchange for license fees, engineering design fees, and production royalties based either upon a percentage of gross proceeds from the sale of liquid hydrocarbons or other products produced through use of the Rentech GTL Technology or based upon some other measure of product value. Licenses may be granted either exclusive or non-exclusive rights to use the Rentech GTL Technology in identified countries or other geographic areas. The license fees and terms are individually negotiated and may vary.

         Rentech's licensees are responsible for financing, constructing and operating their own conversion plants that use the Rentech GTL Technology and catalyst. Licensees will also be required to pay for synthesis gas reactor modules that may be supplied by Rentech to meet the special design specifications required for each plant. It is the licensee's obligation to obtain the feedstock material, either carbon bearing solids, liquids or gases, to be fed into the licensee's plant. Each licensee is also responsible for marketing the liquid hydrocarbon products produced from their licensed plant.

         Conversion plants that use the Rentech GTL Technology may be designed to produce from several hundred up to one hundred thousand or more barrels per day of product. The smaller plants are expected to be assembled from modular systems that are trucked into remote locations where inexpensive sources of feedstock may be available. Plants with the largest production capabilities may have to be constructed directly at the sites where they are to be operated. The cost of constructing conversion plants will vary depending upon production capacity; available infrastructure such as electrical power, water supplies, roads, gas pipelines and the like; location; cost of financing; whether the feedstock is a gas or carbon-bearing solid that must first be converted to synthesis gas, and other factors.

         The designs of plants for use of Rentech GTL Technology are complex. Each design must be developed to fit the feedstock and also designed to produce the desired products. Business dealings in foreign countries, the ability of licensees to obtain financing for construction of plants, and the complexity of design are factors that may result in delays in schedules for financing, design, construction and start up of operations of a plant following the initial decision to proceed with construction.

TEXACO

         TECHNOLOGY LICENSE. On October 8, 1998, Rentech entered into a licensing agreement with Texaco for use of the Rentech GTL Technology. Under the license, Texaco will use Rentech GTL Technology in combination with Texaco's proprietary gasification technology to produce liquid hydrocarbon products such as transportation fuel, naphtha, and specialty products. The Texaco gasification process is a proprietary technology for producing synthesis gas from a broad range of feedstocks such as coal, petroleum coke, residual oils, and byproducts generated in refineries and chemical plants. Worldwide there are 68 Texaco-owned or licensed gasification plants operating or under construction. Texaco may also sublicense the Rentech GTL Technology to third parties that may use Texaco's gasification technology or similar gasifiers provided by third parties such as Lurgi, Royal Dutch/Shell or others.

         Under the terms of the agreement, Texaco has an exclusive, worldwide license, except in India, to use for its own account, and sublicense the Rentech GTL Technology to third parties in projects where solid and liquid hydrocarbons (non-gaseous materials) are used as feedstocks for the generation of synthesis gas in a gasification process such as the proprietary Texaco gasification process. Additionally, Texaco received a non-exclusive license to use Rentech GTL Technology anywhere in the world except India, for its own account with 100% natural gas feedstock. Texaco was not granted the right to sublicense to third parties the Rentech GTL Technology for natural gas, and Rentech retains the right to license to others the entire range of its technology for use with natural gas. Rentech received a license fee for granting the Texaco license. Texaco is also paying Rentech advanced license fees. Texaco is to pay for all costs of further developing, marketing and deploying its use of the Rentech GTL Technology. Texaco and Rentech will share revenues from plants licensed under the Texaco license agreement. The license to Texaco enables it to terminate the agreement upon certain payments to Rentech.

         TECHNICAL SERVICES AGREEMENT. On June 15, 1999, Texaco entered into a technical services agreement with Rentech to follow up their 1998 licensing agreement. Under the 1999 contract, Rentech is undertaking the necessary tasks required for the integration of the Rentech GTL Technology with Texaco's gasification process. The combination of these technologies will allow for the use of a broad range of feedstocks such as coal, petroleum coke, residual oils and byproducts generated in refineries and chemical plants.

         The 1999 agreement provides that Rentech will perform technical and development work at its development and testing laboratory in Denver. Rentech's work is being conducted in cooperation with Texaco's personnel. The work will be carried out over the next 18 months. Texaco is paying Rentech for its technical services and costs. Based on the tasks to be performed, Rentech estimates that these payments will approximate $2 million.

         EARLY ENTRANCE COPRODUCTION PLANT. In August 1999, Rentech and its team led by Texaco were selected by the U.S. Department of Energy to develop the data and designs for what the DOE calls a coproduction facility, or more specifically, an "Early Entrance Coproduction Plant" (EECP). Texaco plans to combine its gasification technology with the Rentech GTL Technology to produce high quality transportation fuels and electricity from coal and petroleum coke.

         The Texaco proposal was one of three proposals selected by the DOE in August 1999 to proceed on this program. The DOE's contract is intended to encourage private industry to develop a set of entirely new multi-purpose energy plants that combine several energy processes into a single facility. The DOE contract requires designs that enable highly efficient conversion of the energy in fossil fuels into electricity or heat as well as transportation fuels and chemicals.

         The DOE is making a contract award of approximately $8 million to Texaco's project team. The work is anticipated to continue for several years. The team members will use Texaco's gasification technology, the Rentech GTL Technology, General Electric's power generation design, Praxair's oxygen plant design and Kellogg, Brown and Root's engineering capabilities. After a feasibility study and successful completion of an integrated design, the team will develop an engineering design package for a conversion plant to use the combined technology.

         Rentech considers the DOE contract award to be an important recognition of the significance of utilizing the Rentech GTL Technology with Texaco's gasification process to produce synthetic liquid hydrocarbons from non-gaseous fossil fuels. Rentech believes the DOE contract will hasten commercial use of the Rentech GTL Technology, not only with this type of feedstock, but also with other potential feedstocks.

REPUBLIC FINANCIAL CORPORATION -- RETROFITTING METHANOL PLANTS

         Rentech and Republic Financial Corporation entered into a joint venture in June 1999 to pursue retrofitting existing North American methanol plants with the Rentech GTL Technology. The two companies intend to acquire interests in existing methanol plants that are not operating economically because of reduced market prices for methanol. Rentech will be responsible for retrofitting the plants to use the Rentech GTL Technology for the production of high value liquid hydrocarbons such as synthetic lubrication base oil. Republic Financial is responsible for arranging financing for the costs of acquisition and retrofitting the plants. Rentech and Republic Financial are currently conducting an evaluation of the costs of converting a specific methanol plant and a marketing study of the products to determine the economic feasibility of this strategy.

         Rentech's management believes that retrofitting one or more existing methanol plants would enable it to commercialize its technology more quickly than would building a new plant. Existing methanol plants have in place the front-end equipment to prepare synthesis gas. In addition, established methanol plants have other facilities that could be used as they are, including boiler feed water systems, control rooms, fire protection, product transportation facilities, security fencing and permits. To retrofit a plant, Rentech would add its conversion reactor equipment to the existing front-end system. The cost savings could be 30% or more compared to building a new plant.

         There are 20 methanol plants in North America. While Rentech does not know how many of the owners of these plants might agree to make some arrangement for using the Rentech GTL Technology, it hopes that one or more agreements will be reached.

         With financing provided by Republic Financial, the two companies may be able to invest in one or more methanol plants. In other instances, the plant owner or others may joint venture with Rentech and Republic Financial or simply license the Rentech GTL Technology.

         Successful conversion of an existing methanol plant would provide several benefits to Rentech. Sale of the products would provide new revenue streams to Rentech, assuming the retrofitting project is economically successful and sales are made at a profit. Economic operation of a retrofitted plant would likely encourage others to build commercial plants using the Rentech GTL Technology, and the commercialization of the Rentech GTL Technology would be accelerated.

         Republic Financial is a 28-year old privately held asset acquisition and financial services firm headquartered in Denver, Colorado. It has ownership interests in energy, chemicals, natural resources, commercial aircraft and commercial real estate.

OROBOROS AB LICENSE

         Rentech entered into a letter of intent in October 1999 to grant a license to Oroboros AB, a Swedish corporation headquartered in Gateborg, Sweden. The license would allow Oroboros to use Rentech's gas-to-liquids technology in Oroboros's steel plant located at Oxelosund, Sweden.

         The steel plant currently generates approximately 140 million normal cubic meters per year of off-gases. These industrial off-gases are now flared into the atmosphere. The flaring, which occurs daily, produces about 100,000 tons of carbon dioxide, a greenhouse gas, and 20,000 tons of de-ionized water per year. By using Rentech's gas-to-liquids technology, these industrial off-gases, a mixture of hydrogen and carbon monoxide, can be converted into clean burning, synthetic fuels and other useful products rather than polluting the atmosphere. Oroboros has estimated that use of Rentech's technology in this one steel plant could reduce carbon dioxide emissions in Sweden by 100,000 tons per year or the equivalent of one-quarter of one percent of the total annual CO2 emissions in Sweden.

         Oroboros plans to produce what it refers to as eco-paraffin, sometimes called ecodiesel. According to an assessment by Oroboros, the cost of producing eco-paraffin will be lower than for other alternative fuels, such as reformulated diesel fuel, currently available in Sweden. Additionally, no engine modifications are necessary for vehicles that use eco-paraffin.

         If the terms of a license are agreed upon, the license will apply only to the steel plant in question. No schedules have been announced for beginning construction, completing construction, or start up of operations of the proposed Fischer-Tropsch plant.

ESPERANCE POWER PROJECT

         Texaco, Hillcrest Resources N.L., an Australian entity, and Australian Power & Energy Corporation (APEC) announced on October 29, 1999 that they have agreed to enter into a joint venture that would use the gas-to-liquids technology that Rentech has licensed to Texaco. If negotiations to complete the joint venture are completed, the joint venture would develop an electrical power and Fischer-Tropsch fuels project in West Australia. The feedstock would be a large lignite deposit controlled by APEC which it reports exceeds two billion tons.

         The lignite deposit is located approximately 60 miles north of the port town of Esperance, Australia. The parties call their proposal the Esperance Power Project.

         Texaco's gasification technology would be used to gasify the lignite to produce a synthesis gas consisting of hydrogen and carbon monoxide. The syngas would in turn be used to produce electricity in a power plant as well as to feed a Fischer-Tropsch reactor using Rentech's gas-to-liquids technology to produce synthetic fuels, and other liquid hydrocarbons.

         The principals in the proposed joint venture have preliminarily estimated that the project would consist of a 200 megawatt electrical power plant and a 6000 barrel per day Fischer-Tropsch plant. Those principals have announced that they expect to invest approximately $500 million in constructing the project. No construction or completion schedule has been announced.

         Under the terms of Rentech's license of its technology to Texaco, Rentech is entitled to receive a portion of the license fees, royalties, catalyst sales and other consideration that Texaco receives from the project.

THERMAL CONVERSION CORP.

         In August 1998, Rentech entered into a joint venture with Thermal Conversion Corporation (TCC). TCC is wholly owned by EnerTek Partners, a consortium of major U.S. energy production and distribution companies. These companies include Columbia Gas, Consolidated Natural Gas, Enron, and Southern California Gas Company. EnerTek Partners is managed by Scientific Advances, Inc., a subsidiary of Battelle Memorial Institute.

         TCC owns technology by which an electrically generated high-power electric current is created inside a high temperature reactor to convert carbon bearing gases induced into the reactor into synthesis gas. The TCC technology is a thermal and chemical process referred to as plasma technology. Tests are being conducted by TCC to determine whether TCC's plasma technology, when used with Rentech's catalyst, economically converts natural gas into synthesis gases of predetermined compositions. If so, the synthesis gases produced by this process could be suitable for use in plants that use the Rentech GTL Technology, avoiding the expense of an oxygen unit to prepare the synthesis gas. Successful combination of TCC's plasma technology with the Rentech GTL Technology would enable users of Rentech's technology to use smaller scale and less expensive gas conversion plants than are now required. This could provide a cost-effective solution to the need for conversion plants that are small enough to be mounted and economically used on barges for production of liquid hydrocarbons from offshore natural gas wells.

         The initial demonstration of using Rentech's catalyst with TCC's plasma technology has yielded positive results. The energy lost in the conversion of methane to syngas was as low as 1%. Syngas mixtures were controlled close to the compositions predicted by chemical equilibrium calculations. Carbon deposition (or soot), a wasteful byproduct of syngas produced by other thermal methods, was controlled to insignificant levels. Continuing tests are now focused on optimizing the process for energy efficiency and cost.

         The U.S. Department of Energy made a $175,000 grant in July 1999 to support the Rentech-TCC demonstration project. The DOE's grant funds are being used to test whether introducing steam to natural gas feedstocks of various compositions increases the energy efficiency and cost effectiveness of the combined Rentech-TCC technologies.

         Rentech will be entitled to a nonexclusive license to use the TCC plasma technology with the Rentech GTL Technology. Rentech will also receive, for 10 years, 5% of any future license fees, royalties or other payments in lieu thereof that are received by TCC for use of its plasma technology in any other Fischer-Tropsch projects. To date no revenues have been earned related to this license.

PHOENIX GAS SYSTEMS

         Rentech has joined with Phoenix Gas Systems, LLC to develop a modular plant design for using the Rentech GTL Technology in small scale plants designed to produce 1,000 barrels per day or less of liquid hydrocarbon products. Successful development of a cost-effective, small modular system would make it possible to use the Rentech GTL Technology for remote and stranded natural gas and other sources of feedstock for which large plants would not be economic. Rentech and Phoenix Gas are also testing the feasibility of using an under-oxidized burner to produce the synthesis gas in efforts to avoid the expense of an oxygen generation unit.

DONYI POLO PETROCHEMICALS

         In September 1992, Rentech granted exclusive rights to ITN, Inc., a Colorado corporation, to market the Rentech GTL Technology in India. ITN, Inc. is owned by Dr. Mohan S. Misra, who also owns a majority of ITN Energy Systems, Inc. See "BUSINESS--Advanced Technologies (ITN Energy Systems, Inc.)." ITN, Inc. is entitled to 20% of Rentech's royalty, license fee or other revenues from plants in India.

         Through the efforts of ITN, Inc., Rentech granted a license to Donyi Polo Petrochemicals Ltd. for a plant in India using the Rentech GTL Technology. The plant is to be a 360 barrel per day plant, designed to use flared gas in the state of Arunachal Pradesh in northeastern India. Gas feedstock that is presently flared from oil wells has been allocated to this project by the state government of Arunachal Pradesh. Rentech completed a $300,000 preliminary contract for the basic design of the plant in 1995. Also in 1995, Donyi Polo purchased Rentech's Pueblo, Colorado plant and moved the components to India for reassembly. In addition to a $250,000 contract for preliminary engineering services awarded to Rentech, Donyi Polo Petrochemicals contracted with Humphries & Glasgow, Mumbai, India, for the prime engineering contract. In 1998, the detailed engineering design of the plant was completed by Humphries & Glasgow. Rentech has earned $240,000 as payments due toward its license fee. The license agreement provides for royalty payments to Rentech for seven years after commencement of production from the plant. The licensee is to construct and operate its own manufacturing plant, using the Company's patents, to produce catalyst for its plant.

         Donyi Polo has not announced a decision to proceed with completion of the Indian plant. Rentech does not expect additional engineering design contracts, license fees or revenues from it in the foreseeable future.

DRESSER ENGINEERING

         Rentech and Dresser Engineering Company of Tulsa, Oklahoma have agreed in principle that Dresser will have exclusive rights to provide engineering services and to design and construct the synthesis reactor modules for natural gas-to-liquids plants that use the Rentech GTL Technology. The rights granted to Dresser exclude the exclusive rights granted to Texaco for converting liquids and solids to liquid hydrocarbons and the non-exclusive rights granted to Texaco and its affiliates for natural gas, as well as the rights previously granted to Donyi Polo for India. Dresser's parent company, Dresser Engineers & Constructors, Inc., and Rentech also exchanged ownership of minority blocks of their shares on a tax-free exchange basis. Dresser Engineers & Constructors acquired 7.5% of the Common Stock of Rentech outstanding as of September 30, 1999 (3,680,168 shares), and Rentech acquired 5% of the common stock of privately held Dresser Engineers & Constructors, Inc.

         Rentech and Dresser are in the process of preparing a license agreement to reflect the terms of their initial agreement. In addition to that master license, separate licenses to use the Rentech GTL Technology for individual plants will be issued to Dresser for specific sites as projects are identified.

         The arrangement allows the two companies to take advantage of each other's strengths to further develop and jointly market the Rentech GTL Technology on a worldwide basis. The companies intend to pursue small to medium-sized projects, ranging from 500 to 20,000 barrels per day of GTL products. While the companies would be free to pursue larger projects, both companies believe that small to medium size projects are economic and represent a substantial portion of the near-term GTL market. Rentech believes its relationship with Dresser provides a natural next step toward commercial deployment of the Rentech GTL Technology.

BC PROJECTOS, LTD.

         Rentech has designated BC Projectos, Ltd., a Brazilian engineering firm, as Rentech's exclusive engineering representative in Brazil. BC Projectos is one of Brazil's foremost engineering firms in the field of cogeneration plants, thermoelectric power generation and energy optimization studies. Its staff has designed Brazil's first combined cycle plant (a highly efficient electric plant powered by natural gas and steam). They have also designed more than 70% of Brazil's capacity of thermoelectric plants using gas turbines. BC Projectos has provided services to Amoco, Consolidated Natural Gas, Enron, Shell, Total, Union Carbide, Petrobas, the national oil and gas company of Brazil, and numerous other South American customers.

         Rentech and BC Projectos intend to jointly identify projects for use of the Rentech GTL Technology, conduct feasibility studies, identify potential joint venture parties and financing, and cooperatively provide detailed engineering support for the projects.

COMPETITION IN GTL TECHNOLOGY

         Based on information from public announcements made by other companies and from other published information, Rentech's competitors include several of the major oil and gas companies as well as a few small companies.

         Rentech's principal competitors in the gas-to-liquids field are companies that have developed their own Fischer-Tropsch technology and have operated full scale plants, or at least pilot plants, and who are actively seeking customers to license their technology or to use it on some shared basis. These other arrangements include use of the technology by a joint venture between the owner of the technology and the owner of a source of feedstock.

         Additional competitors in the field are those who are developing Fischer-Tropsch technology, but who have not yet completed their research or tested their technology in an operating pilot plant. Those other competitors include several major oil and gas companies.

         Several major oil companies are involved in large-scale synthetic fuel development. These competitors include Royal Dutch/Shell, Exxon, and South African Synthetic Oil, Ltd. (Sasol), a South African company. Syntroleum Corporation, a smaller public company, offers its Fischer-Tropsch technology to licensees and joint ventures in which it has a part interest.

         Exxon has operated a 200 barrel per day plant in Baton Rouge, Louisiana, to demonstrate its process. While the plant was operated for several years, it is not now being operated.

         Shell operated a 12,500 barrel per day plant in Bintulu, Malaysia that produced diesel fuel and other products from natural gas. The diesel fuel was sold to two refineries located in California and used for blending stock with commercial diesel. This Fischer-Tropsch plant was shut down in December 1997 because of an explosion in the air handling unit, not the Fischer-Tropsch reactor. Shell's plant is expected to be on-line again in 2000 with increased production capacity.

         Sasol currently operates three Fischer-Tropsch plants that produce about 160,000 barrels per day of liquid hydrocarbons. The feedstock is synthesis gas produced from coal. Mossgas also uses Sasol's technology in South Africa to produce in excess of 20,000 barrels per day of synthetic oil from natural gas. In June 1999, Sasol and Chevron signed a Memorandum of Understanding for the creation of a new global alliance to implement ventures based on Sasol's gas-to-liquids technology.

         According to public reports issued by Syntroleum Corporation, it has operated a pilot plant with a nominal production capacity of two barrels per day. Syntroleum reports that its pilot plant has successfully demonstrated certain elements and variations of Syntroleum's Fischer-Tropsch process. In July 1999, Syntroleum announced the commencement of operations at its 70 barrel per day pilot plant owned with ARCO at ARCO's Cherry Point refinery in the state of Washington.

         In 1999, Shell announced that it had used a cobalt catalyst in a slurry reactor for conversion of synthesis gas from natural gas. Exxon filed claims of patent infringement against Shell alleging infringement of certain patent rights related to use of cobalt catalysts in slurry reactors used for Fischer-Tropsch reactions. While it is impossible to know whether Exxon will succeed against Shell, Exxon may claim exclusive patent rights to use cobalt catalysts in slurry reactors designed for Fischer-Tropsch technology. The other users of cobalt catalysts report they have performed extensive patent research and concluded that their catalyst use does not infringe upon patents held by Exxon or others.

         Unlike iron-based Fischer-Tropsch technologies, the cobalt-based Fischer-Tropsch technologies are currently only used for the conversion of synthesis gas produced from natural gas. Cobalt-based technologies can be used to convert synthesis gas from liquids and solids, but such a plant requires the addition of expensive equipment that would likely cause reduced product yields and increased capital and operating costs.

         Rentech's GTL Technology uses an iron-based catalyst, as does Sasol. No claims of patent infringement have been made against Rentech, and none, to its knowledge, have been made against Sasol. Sasol has announced business arrangements with Chevron that indicate Sasol currently intends to only license its technology for conversion of natural gas to companies with sources of the feedstock who enter a joint venture arrangement with Sasol and Chevron to jointly share profits.

         Rentech's management believes its Fischer-Tropsch technology can successfully compete against the technology of the others who are engaged in the same business. Rentech, Exxon, Shell, Sasol and now Syntroleum/ARCO are the only companies in the world that have operated a Fischer-Tropsch plant at larger than laboratory scale. Currently, the others only use their technology for their own account or for projects in which they acquire an equity interest.

         Rentech's management believes that its patents protect several unique features of the Rentech GTL Technology, including its catalyst, that give Rentech competitive advantages in costs and product yields over those of its competitors. See "Proprietary Designs, Intellectual Property and Patents." Compared to cobalt-based catalysts, Rentech's iron-based catalyst:

o Is less expensive because the raw materials for the catalyst are readily available.

o        Is more tolerant of sulphur contained in the feedstock.

o        Does not generate a hazardous waste.

o Works with gas, liquid and solid feedstocks because it uses any hydrogen to carbon monoxide ratio.

o Produces more olefinic products, which may create better fuels and petrochemical feedstocks.

o Has the disadvantage of a shorter catalyst life, which is offset by the lower cost of the catalyst.

GOVERNMENTAL REGULATION OF GTL PROCESSES AND PRODUCTS

         Conversion plants using Rentech GTL Technology and plants manufacturing Rentech's proprietary catalyst are subject to federal, state and local laws, rules and regulations relating to occupational health and safety as well as those regulating protection of the environment. Compliance with these requirements is not expected to require unusual capital expenditures by Rentech or its licensees. Compliance with governmental regulations is the responsibility of the owners and operators of the plants, who will usually be Rentech's licensees. If Rentech acquires a controlling interest and operates a plant, Rentech would have to comply with applicable governmental regulations.

         Because Rentech's iron-based catalyst is not a hazardous material and is not regulated, Rentech believes that the cost of governmental compliance will not be significantly affected by regulations governing hazardous materials. Rentech's management believes the non-hazardous nature of its catalyst gives its technology some advantages over its competitors that use a cobalt catalyst, which is a regulated material.

         While Rentech's management believes the risks related to use of the Rentech GTL Technology are low, those plants that require the use of oxygen producing systems to convert the feedstock into synthesis gas involve risks of accidents. Special permits are typically required by local governments for the oxygen systems. Oxygen is highly flammable and explosive. Personal injuries and property damages would likely result from such incidents. Widespread market acceptance of the Rentech GTL Technology could be delayed by this situation.

         Rentech believes its ecodiesel could help users meet the increasingly stringent requirements for cleaner fuels. A series of federal statutes known as the Clean Air Act Amendments of 1990 and the Energy Policy Act of 1992 and related executive orders have established benchmarks for reductions in harmful exhaust emissions within the United States. The U.S. Environmental Protection Agency has mandated reductions in diesel fuel sulphur to 0.05% weight maximum. The state of California and several other state and local governments, have also adopted legislation establishing allowable levels of exhaust emissions for vehicles and businesses. Limits adopted by the California Air Resources Board include 0.05% sulphur weight maximum and lowering aromatics content to a maximum of 10% by volume. Initial studies have shown that emissions of hydrocarbons, carbon monoxide, oxides of nitrogen, and particulate matter seem to be reduced by a reduction in fuel aromatics. Higher cetane numbers were also found to reduce hydrocarbon and carbon monoxide emissions. Lowering the sulphur content of diesel fuel helps reduce particulate matter emissions.


                                OTHER BUSINESSES

OKON, INC.

         In March 1997, Rentech entered into the business of manufacturing and marketing water-based wood stains, concrete stains, block pluggers and other water repellent sealers on a wholesale basis by purchasing the assets of Okon, Inc. (Okon), located in Lakewood, Colorado. The coatings produced and sold by the Okon subsidiary are biodegradable and environmentally clean.

         Okon has been engaged in the business since 1973. Okon markets and sells its products nationwide through a variety of channels. These include distribution through paint dealers, retailers other than discount retailers and mass merchandisers, industry users, and architects and building contractors. The formulas used by Okon for manufacturing its products are proprietary. The customers are primarily the construction industry and architects who use the coatings on wood, concrete and masonry for their construction projects. Okon has a one-person sales staff, but no distributors or independent sales representatives. The brand names of the various products are recognized throughout the industry.

         Okon primarily manufactures and markets standard products, but it also prepares special products for large orders. Sales are generally made pursuant to purchase orders, which are occasionally revised to reflect changes in the customer's requirements or to establish special orders. Product deliveries are scheduled upon Okon's receipt of purchase orders, and orders are typically filled within one to two days. Okon had no significant backlog of orders.

         Historically, sales of stains and sealers have been seasonal in nature. The heaviest concentration of sales have occurred in the spring and summer months. Production schedules are timed to reflect these seasonal variations.

         Okon's sales of products to certain customers may constitute a significant portion of its revenues. Okon, however, sells to over 2,000 customers, and the loss of any single customer would not have a material adverse effect upon the overall business of the Okon subsidiary.

         The coatings industry in which Okon conducts its business is highly competitive and has historically been subject to intense price competition. Other competitive factors in the coatings industry include the content of volatile organic compounds (V.O.C.) in the product, product quality, product innovation, and distribution. There are five major competitors in this nationwide market. Rentech believes that Okon products are competitive based on the quality of its products and their unique properties, including the absence of V.O.C. ingredients due to the fact that the products are water-based and biodegradable.

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

PETROLEUM MUD LOGGING, INC.

         In June 1999, Rentech entered into the business of providing well logging services to the oil and gas industry. This occurred through its purchase of the assets of two established and related companies that have been providing services in these fields since 1964. Rentech is using the assets to continue these businesses through its wholly-owned subsidiary, Petroleum Mud Logging, Inc. (PML). The business is operated from Oklahoma City, Oklahoma. The services are provided to customers located in Oklahoma, Texas, Kansas, Louisiana and Arkansas.

         Petroleum Mud Logging, Inc. owns 18 mobile well logging units that are moved from well to well. Through state of the art instruments, the logging equipment measures traces of gases and water throughout the depth of a well hole by analyzing the drilling mud recovered from the well as drilling progresses. The results are transmitted to customers immediately by either land lines or satellite uplink. The mineral owners use this information to detect the presence of oil and gas deposits in underground formations.

         The assets of Petroleum Mud Logging also include a comprehensive library of well logs accumulated over the past 35 years. The well logs are available for examination by customers for a charge.

         In the last several years, the assets have been used to log less for oil wells and more for gas wells. Rentech expects this trend to continue as exploration for natural gas intensifies due to increasing demand for that energy source.

REN CORPORATION

         On April 16, 1999, Rentech entered into a letter of intent to purchase 51% of the outstanding stock of Ren Corporation. Ren is an Oklahoma corporation organized in 1980 and located in Stillwater, Oklahoma. Ren is engaged in the manufacture of complex microprocessor controlled industrial systems. Ren's primary market has been automated test equipment for the fluid power industry. Ren manufactures test instruments for various types of equipment such as automatic hydraulic presses, transmissions, diesel fuel injection pumps and gearbox and power supply systems. Ren's customer base currently consists of some of the world's largest heavy-equipment manufacturers, including Boeing, Case Corporation, Caterpillar, Inc., John Deere, Sauer-Sundstrand, Eaton and Vickers.

         Rentech believes this potential acquisition would complement its present business organization. Rentech expects that Ren would have a positive cash flow, would retain its present management, and would be able to expand its business with minimum capital expenditures.

         Ren has a significant backlog of orders. Rentech has loaned Ren $300,000 to enable it to accelerate its production output. The note bears interest at 8% and is collateralized by the assets of Ren. Upon closing of this transaction, the note receivable will be applied to the purchase price. If the transaction does not close, then Ren is to repay the note no later than six months from the Company's written notice that the purchase will not be completed. Completion of the stock purchase is subject to Rentech's final due diligence, funding of the purchase price, and approval by the boards of directors of the two companies.

ADVANCED TECHNOLOGIES

         ITN ENERGY SYSTEMS, INC. (ITN/ES)

         Rentech owns 10% of ITN Energy Systems, Inc. (ITN/ES), a privately owned Colorado corporation established in 1995. The core technologies of ITN/ES include a thin multi-layer deposition process; intelligent processing; structures and materials; and photovoltaic power system design, integration, and installation. ITN/ES intends to develop and commercialize new, innovative products for defense and commercial markets based on advanced materials and structures technologies.

         ITN/ES's business approach is to do basic development for specific technologies with the support of government contracts and then to identify a strategic partner to provide the necessary capital to commercialize the specific products of that technology. ITN/ES's goal is to develop its technologies adequately to attract federal research funds that will help ITN/ES retain some control over the direction of future government research and a larger proprietary ownership of the results. The current customers of ITN/ES are the U.S. Air Force Research Laboratory, Defense Advanced Research Projects Agency, the National Aeronautical Space Administration (NASA), and the U.S. Department of Energy.

         Using its core technologies, ITN/ES is developing several products to be offered for commercial uses. These products include a lightweight, flexible Copper Indium Diselenide (CIS) photovoltaic (PV) module and a lithium ion solid state thin film battery. ITN/ES's thin film PV technology is designed to make PV systems more affordable while its thin film battery product is designed to address needs in the portable, remote, and premium power markets. ITN/ES has identified several other technologies that it is developing for commercial uses. These include thin film solid state batteries, flexible electronic circuits, ceramic membranes, and fly ash compaction. ITN/ES also plans to develop an understanding of volume manufacturing issues and to develop markets and marketing strategies in this field.

         In April 1999, Rentech announced that ITN/ES has received eight research and development contracts totaling $3.1 million from various federal government entities. The size of the contracts vary from $69,871 for a six-month study to $747,832 for a two-year project. The awards were granted by NASA, NASA Jet Propulsion Laboratory, NASA Johnson Space Center, the Air Force Research Laboratory and the U.S. Department of Naval Defense. The contracts range from study phase work to programs that will develop and demonstrate actual prototype systems. The projects will incorporate the expertise of ITN/ES in light-weight thin film technologies, including thin film batteries; flexible photovoltaic panels; flex circuitry; radio frequency circuitry (RF); shape memory alloys; lightweight high energy power storage; and lightweight development systems for space.

         GLOBAL SOLAR ENERGY LLC

         ITN/ES has developed technology for manufacturing flexible photovoltaic
(PV) modules. Currently, ITN/ES owns 50% of an Arizona limited liability company called Global Solar Energy LLC (Global Solar Energy) which is using ITN/ES's technology. The other 50% owner of Global Solar Energy is Advanced Energy Technologies, Inc., a wholly owned subsidiary of Tucson Electric Power Corporation, which is a wholly-owned subsidiary of UniSource Energy Corporation.

         Global Solar Energy LLC, established in May 1996 by Tucson Electric Power and ITN/ES, manufactures and markets flexible photovoltaic (PV) modules. The PV modules are used for the production of electricity. Global Solar Energy utilizes innovative solar technology developed by ITN/ES to produce Copper Indium Diselenide (CIS), a new class of solar cell materials in a state-of-the-art facility in Tucson, Arizona. The facility started production in the third quarter of 1999, and is designed to annually produce up to 1.5 megawatts of thin-film photovoltaic modules that are 1/20th the thickness of a piece of paper. The flexible photovoltaic modules are to be sold for military, space, consumer, and commercial applications. The plant's production capacity is expected to be expanded substantially to meet increasing demands for an environmentally safe energy source. The joint venture expects that the innovative manufacturing technology used in the new plant can reduce production costs of PV modules below that of other existing solar energy technologies. Rentech's ownership interest in ITN/ES provides Rentech an indirect interest amounting to 5% of Global Solar Energy although the interest of the owners will be reduced proportionately by any equity interest granted to a lender of funds used to expand the Tucson plant.

         In 1999, the National Aeronautical Space Administration (NASA) awarded a contract for approximately $600,000 to Global Solar Energy. The purpose of the two-year contract is to develop a high voltage photovoltaic module to provide a 300-volt test unit for a possible space flight experiment.

         ITN/ES ELECTRONIC SUBSTRATES LLC

         In order to facilitate and participate in ITN/ES's development of technologies, Rentech and ITN/ES have formed and each own 50% of a Colorado limited liability company called ITN Electronic Substrates LLC. The LLC intends to develop and introduce several technologies into the commercial marketplace that are spinoffs from other developments originally conceived by the principals of ITN/ES within the aerospace and military sector. The LLC is seeking a large investment from a third party to fund its various advanced technologies, none of which have been fully developed and readied for production. ITN Electronic Substrates LLC also has technology for production of Radio Frequency Identification Tags. The RFID tags would be used to identify and locate a wide variety of objects in which the tags are embedded.

         CERAMIC MEMBRANE TECHNOLOGY

         Rentech is also participating with ITN/ES in the development of ceramic membrane technology. The ceramic membranes would be used to separate selective gas components from industrial and atmospheric gases by use of advanced ceramic filters. Applications for patents with claims to use of the technology in that field are now being prepared. Rentech is entitled to 20% of the revenues from any use of the technology, and ITN/ES will receive the remaining 80%. Rentech also has the right to direct marketing efforts of the ceramic membrane technology when used with gas-to-liquids processes.

EMPLOYEES

         At September 30, 1999, Rentech had 44 employees. Of the total, its wholly-owned subsidiary, Okon, Inc., had six full-time employees and one part-time employee. Rentech's wholly-owned subsidiary, Petroleum Mud Logging, Inc., had 23 employees.

ITEM 2.  DESCRIPTION OF PROPERTY

OFFICE LEASE

         The executive offices of the Company are located in Denver, Colorado and consist of approximately 5,855 square feet of office space. The lease expires in October 2003 and includes an option to extend for another five-year term. The rent is approximately $119,328 per year. Rentech believes that its existing space is adequate to meet its current needs and to accommodate anticipated growth.

DEVELOPMENT AND TESTING LABORATORY

         Rentech owns a development and testing laboratory located in Denver. The facility consists of a 7,000 square foot laboratory located within a 20,000 square foot industrial building. The remainder of the building is rented to tenants and constitutes potential expansion space for the laboratory. Rentech renovated the building in fiscal 1999 to provide a state-of-the-art laboratory and support facilities for Fischer-Tropsch technology. Rentech's small scale reactor is operated at the facility for continued development of

Fischer-Tropsch technology. Rentech's lab equipment and the laboratory were upgraded in 1999 by approximately $500,000 in capital expenditures. Rentech believes that its laboratory is one of the most comprehensive Fischer-Tropsch facilities in the field today.

OKON FACILITY

         Okon, Inc., a wholly owned subsidiary, rents an industrial building located in Lakewood, Colorado, where its production facilities and offices are located. The building contains approximately 12,000 square feet of office and warehouse space. The lease expires March 14, 2000 and includes an option to extend for a five-year term. In addition, Okon has the option to purchase the facility at any time during the lease term. The rent is approximately $32,900 a year.

PETROLEUM MUD LOGGING PROPERTIES

         The offices of Petroleum Mud Logging Inc., a wholly owned subsidiary, are located in Oklahoma City, Oklahoma. The space consists of 1,930 square feet of rental property that is adequate to meet the current needs of the subsidiary and accommodate future growth. The lease extends to May 31, 2001. If the term is not extended, alternative space is available at similar rental rates. The rent is $19,300 per year plus taxes, insurance and maintenance.

         Petroleum Mud Logging, Inc. also owns a shop building in Oklahoma City, Oklahoma and personal property. These include 18 mobile vehicles equipped as well logging units, including specialized logging equipment. The subsidiary also owns an extensive library of well logs that provide information about the results of previous oil and gas or natural gas exploration wells. Rentech believes that its existing shop space and well logging units are adequate for its current needs and to accommodate anticipated growth. The shop building is adequate for maintenance of the vehicles, and the well logging units are in good condition.

ITEM 3.  LEGAL PROCEEDINGS

         There are no material legal proceedings pending against the Company or its properties.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         The Company's annual meeting of shareholders was held on June 16, 1999. At the meeting, Dennis L. Yakobson and John P. Diesel were elected to terms ending in 2002 as members of the board of directors. The terms of John J. Ball, Ronald C. Butz, Douglas L. Sheeran and Erich W. Tiepel as directors continue after the meeting. In addition, the proposal to authorize the board of directors for one year from the date of the annual meeting, to effect, in its discretion, a reverse stock split of the outstanding shares of the Company's Common Stock on the basis of one share for each five shares of the reverse stock split was approved.

         The following tabulation shows the votes cast at the meeting on each matter voted upon, including election of directors.

                                               For                 Withheld/Against     Not Voted
                                            ----------             ----------------     ---------
Election of Directors:
     Dennis L. Yakobson                     34,932,490                  637,070                0
     John P. Diesel                         34,796,163                  773,397                0
Authorization of Reverse Stock
     Split in Discretion of Directors       27,608,159                7,820,691          140,710

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The common stock of the Company trades on the OTC Bulletin Board under the symbol RNTK. Before August 17, 1999, Rentech's common stock was traded on the Nasdaq SmallCap Market under the same symbol. The following table sets forth the high and low bid prices for the Company's common stock, as reported on NASDAQ, for the quarters presented. The quotations reflect inter-dealer prices, without adjustment for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

                                    Price Ranges
                          For the Quarterly Periods Indicated
                     1999                1998                 1997
                  Low      High     Low       High       Low         High
                ------   -------   ------   --------   -------     -------
Jan.-Mar        $ 5/32   $1-5/14   $13/16   $ 3-3/32   $   1/8     $ 15/32
Apr.-Jun           3/8     27/32    1-1/2    2-29/32       1/8         1/2
Jul.-Sep         31/64     29/32    13/16    1-21/32      7/32       31/32
Oct-Dec             --        --      5/8     1-7/32     23/64      2-9/64

         The approximate number of shareholders of record of the common stock of the Company as of September 30, 1999 was 454. The number of beneficial owners is estimated by management at not less than 6,000.

         No dividends have been declared with respect to the common stock during the 12-month fiscal year ended September 30, 1999. The Company currently expects that it will retain future earnings for use in the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future. Dividends on the common stock may not be paid unless all accumulated and unpaid dividends due on the Series 1998-B preferred stock have been declared and the funds to pay those dividends have been set aside.

         The following table shows information concerning all sales of the Company's unregistered securities made by the Company during the past three years.

                  No.                 Total                                                                  Exemptions
Date of           Security            Securities        Offering           Total            Class of         From
Sale              Sold                Sold              Price              Commissions      Purchasers       Registration
-------------     ------------        ----------        -----------        -----------      ----------       ----------------
Jan. 29, 1997     Common Stock        1,479,000         $    73,950        0                Accredited       Rules 505, 506,
                                                                                            Investor         Section 4(6)

Sep. 5, 1997      Common Stock        1,000,000         $   200,000        0                Accredited       Rules 505, 506,
                                                                                            Investor         and Section 4(6)

                  No.                 Total                                                                  Exemptions
Date of           Security            Securities        Offering          Total            Class of          From
Sale              Sold                Sold              Price             Commissions      Purchasers        Registration
---------         ------------        -----------       -----------       -----------      ----------        ----------------
Oct. 17, 1997     Promissory          26                $   620,500       $  63,050        Accredited        Rules 505, 506,
                  Notes                                                                    Investors         Section 4(6)
                  Convertible
                  into Common
                  Stock(1)

Jan. 26 and       Series              200,000           $ 2,000,000       $ 200,000(2)     Accredited        Rules 505, 506,
Feb. 9, 1998      1998-A                                                                   Investors         Section 4(6)
                  Convertible
                  Preferred
                  Stock

Jul. 10, 1998     Common              1,700,000         (3)               0                Accredited        Rules 505, 506,
                  Stock                                                                    Investor          Section 4(6)

Jul. 17, 1998     Series 1998-B       100,000           $ 1,000,000       $ 100,000        Accredited        Rules 505, 506,
                  Convertible                                                              Investors         Section 4(6)
                  Preferred
                  Stock(4)

Aug. 18, 1998     Series 1998-B       100,000           $ 1,000,000       $ 100,000        Accredited        Rules 505, 506,
                  Convertible                                                              Investors         Section 4(6)
                  Preferred
                  Stock(4)

Sep. 15, 1998     Series 1998-B       100,000           $ 1,000,000       $ 100,000        Accredited        Rules 505, 506,
                  Convertible                                                              Investors         Section 4(6)
                  Preferred
                  Stock(4)

Nov. 19, 1998     Common              100,000           (5)               0                Accredited        Rules 505, 506,
                  Stock                                                                    Investor          Section 4(6)

June 1, 1999      Common              100,000           (6)               0                Unaccredited      Rules 505, 506,
                  Stock                                                                    Investors         Section 4(2)

Jul. 13, 1999     Common              1,514             (7)               0                Accredited        Rules 505, 506,
                  Stock                                                                    Investor          Section 4(6)

Jul. 27, 1999     Common              100,000           (8)               0                Accredited        Rules 505, 506,
                  Stock                                                                    Investor          Section 4(6)


                  No.               Total                                                                 Exemptions
Date of           Security          Securities       Offering         Total              Class of         From
Sale              Sold              Sold             Price            Commissions        Purchasers       Registration
---------         ----------        -----------      -----------      -----------        ----------       ------------
Sep. 30, 1999     Common            3,680,168        (9)              0                  Accredited       Rules 505, 506,
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

(4) Holders of Series 1998-B Preferred Shares may convert their preferred shares into common shares at any time more than 120 days after the conversion date. If any of the preferred shares remain outstanding on December 31, 1999, Rentech may convert them into common shares. The preferred shares are convertible into common stock at 82.5% of the average closing bid for the 5 trading days prior to conversion.

(5)      Shares issued for investment banking services provided.

(6) Shares issued as partial consideration for the purchase of Petroleum Mud Logging, Inc., an Oklahoma corporation, by the Company.

(7)      Shares issued in exchange for consulting services.

(8) 25,000 shares were issued to each of the outside directors of the Company, John J. Ball, John P. Diesel, Douglas L. Sheeran and Dr. Erich
         W. Tiepel, in lieu of directors' fees.

(9) The consideration received was 5% of the common stock of Dresser Engineers & Constructors, Inc. pursuant to a September 28, 1999 agreement for a 5% interest in that company.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

         For the years ended September 30, 1999 and 1998, the Company had net losses of $3,442,661 and $2,180,855, respectively. The increase of approximately 73% in loss for fiscal 1999 compared to fiscal 1998 is primarily due to a $1,532,690 increase in general and administration costs attributable to salary and benefit costs associated with hiring of additional sales, laboratory and clerical staff and salary increases, increased public relations costs, expenses associated with PML from acquisition date, June 1, 1999 to September 30, 1999, and increased legal expenses. Gross profit which was contributed totally by Okon in fiscal year 1998 has increased by $421,304 due to the acquisition of the Real Estate segment in February 1999 and the acquisition of PML in June 1999.

         During the year ended September 30, 1999, the Company recognized $1,960,764 for sales of water-based paints, sealers and coatings as compared to $1,987,586 for the year ended September 30, 1998. On October 8, 1998, the Company entered into a licensing agreement with Texaco Natural Gas, Inc for the Rentech GTL Technology. Under the license, Texaco has the right to use Rentech's GTL (Solids to Liquids) Technology alone and in combination with Texaco's proprietary gasification technology to produce liquid hydrocarbon products such as naphtha, fuel and specialty products. Under this agreement the Company earned $340,000 in royalty income during the year ended September 30, 1999 as compared to no royalty income for the prior year. Under a contract with Texaco, the Company began billing for technical services in April 1999. Revenues for technical services for the year ended September 30, 1999 were $211,246 as compared to no technical service revenue for the prior year. On June 1, 1999, the Company acquired the assets of PML. The revenue contributed from this subsidiary was $295,512 for the year ended September 30, 1999 as compared to no revenue for the prior year. The Company recorded the revenue earned from PML and the revenue earned from Texaco as service revenues for the year ended September 30, 1999. In February 1999, the Company acquired the land and building occupied by its research department and three other tenants. Rental income from this facility contributed $73,378 in revenue for the year ended September 30, 1999 as compared to no rental income for the prior year.

         During the year ended September 30, 1999, costs of sales increased to $1,416,078 as compared to $944,068 for the prior year. The $472,010 increase relates almost entirely to costs associated with the additions of new revenues as detailed above. During the year ended September 30, 1999, costs of sales related to water-based paints, sealers and coatings was $919,609, a $24,458 decrease as compared to the year ended September 30, 1998.

         The gross profit of $1,464,822 for the year ended September 30, 1999 as compared to $1,043,518 in the prior year is a result of the contributions of new revenues for the year ended September 30, 1999 offset by a slight decrease in sales of water-based paints, sealers and coatings.

         During the year ended September 30, 1999, general and administrative expenses increased by $1,532,690 over the comparable year ended September 30, 1998. The increase is caused by approximately $125,000 in expenses associated with PML which were not included in the prior year, increased costs related to public relations of approximately $372,000, and approximately $838,000 in expense from the hiring of additional sales, laboratory and office staff and salary increases during 1999.

         For the year ended September 30, 1999, the Company incurred $488,713 in depreciation and amortization expense of which $121,395 is included in cost of sales compared to $391,650 in depreciation and amortization for the year ended September 30, 1998. The increase in depreciation and amortization is attributable to the additional equipment at the laboratory acquired during fiscal 1999, the assets acquired with the acquisition of PML during June 1999 and depreciation on the rental property which was acquired in February 1999.

         During fiscal 1999, the Company expensed its $233,279 non-refundable deposit related to a potential acquisition as the Company decided not to acquire the business.

         Research and development expense increased by $135,241 during the year ended September 30, 1999 over the comparable year ended September 30, 1999. This is primarily due to the Company's undertaking of new research and development work in fiscal 1999 to accelerate the commercial use of the Rentech GTL Technology.

         Loss from operations for the year ended September 30, 1999 increased by $1,455,574 to a loss of $3,442,392 compared to a loss of $1,986,818 for the year ended September 30, 1998. The increased loss is primarily due to increases in general and administrative expenses. This increase is partially offset by an increase in gross profit contributed by the Company's GTL alternative fuel segment resulting from royalty income received in fiscal 1999 and an operating profit from the real estate operation.

         Total other expense decreased by $193,768 for the year ended September 30, 1999 over the comparable year ended September 30, 1998. During fiscal 1998, the Company recorded a loss from the Synhytech plant held for sale as the Company anticipated that it would not recover its investment. Interest income increased by $35,170 for the year ended September 30, 1999 compared to the prior year due to the increase in the average amount of cash on hand in fiscal 1999 compared to fiscal 1998. Interest expense decreased by $59,098 for the year ended September 30, 1999 compared to the prior year because the average amount of debt outstanding during fiscal 1999 was less than the average amount of debt outstanding during fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1999, the Company had working capital of $115,457 as compared to working capital of $3,195,381 at September 30, 1998. The decrease in working capital is primarily due to the use of cash for operations and investing activities partially offset by cash provided from the issuance of the Company's common stock and Series 1998-B convertible preferred stock during fiscal 1999.

         On October 12, 1999, the Company began a private placement offering of up to $7,500,000 of its securities according to the terms of its private placement memorandum. The Company is offering for sale Units consisting of four shares of its $.01 par value common stock and one redeemable stock purchase warrant for the purchase of one share of common stock. The purchase price is $2.40 per Unit. First Union Securities is the private placement agent for this offering. As of January 12, 2000 the Company has raised $1,600,000 from this private placement offering, and has an additional $600,000 in subscription agreements to be funded in January 2000. The cash received from this private placement, the cash generated from the Company's subsidiary operations, the cash generated from the Texaco contract and the Texaco royalty fees are expected to be adequate to fund the Company's operations at the current level through fiscal 2000.

         On January 7, 2000, the Company and Republic Financial purchased the "Sand Creek" methanol facility, and all the supporting infrastructure, buildings, and the underlying 17 acre site. The Company and Republic Financial are developing a plan to convert the facility to a gas-to-liquids (GTL) plant making Fischer-Tropsch diesel, naphtha, petroleum waxes and other products. The new owner of the facility will be Sand Creek Energy, LLC (SCE) which is 50 percent owned by Rentech Development Corp., a newly wholly-owned subsidiary of the Company and 50 percent owned by RFC-Sand Creek Development, LLC, a wholly-owned subsidiary of Republic Financial. This acquisition does not have a significant impact on the Company's Financial Statements.

         The Company is discussing other proposals made by several energy companies for exploitation of the Company's GTL Technology through licenses or other business ventures. In October 1998, Rentech entered into a license agreement with Texaco Energy Systems, Inc., formerly known as Texaco Natural Gas, Inc., for commercialization of Rentech's GTL Technology.

         The Company has net deferred tax assets offset by a full valuation allowance at September 30, 1999 and 1998. Management is not able to determine if it is more likely than not that the net deferred tax assets will be realized. See Note 8 to the Consolidated Financial Statements.

YEAR 2000 COMPLIANCE

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

         During the first week of January 2000, the Company did not have any interruptions of its business due to the Year 2000 Issue. During the next few months, the Company will continue to monitor its operations and assess whether the Year 2000 Issue has an impact on the Company.

ANALYSIS OF CASH FLOW

         The Company had net losses of $3,442,661 during the year ended September 30, 1999, and $2,180,855 during the year ended September 30, 1998. During the year ended September 30, 1999, non-cash expenses included depreciation, which increased by $95,917 during fiscal 1999, primarily due to additional equipment at the laboratory, the assets acquired with the acquisition of PML during June 1999 and depreciation on the rental property which was acquired in February 1999. During the year ended September 30, 1999, the Company did not incur noncash interest expense associated with convertible notes payable as compared to $45,621 of non-cash interest in the prior year. The Company recorded a $99,500 write-down of the Synhytech plant held for sale and a write-off of $167,206 to recognize doubtful collection of accounts receivable during the year ended September 30, 1998. During the year ended September 30, 1999, the Company wrote off a $233,279 non-refundable deposit related to a potential acquisition as the Company decided not to acquire the business. Common stock in the amount of $62,500 was issued for services during the year ended September 30, 1999 as compared to $94,908 during the year ended September 30, 1998. Options to purchase common stock were granted for services valued at $7,152 and $52,933 during fiscal 1999 and 1998. Changes in operating assets and liabilities are primarily due to accounts receivable acquired with the operations of PML in 1999 and accounts receivable arising from billing laboratory services. Increases in accounts payable and accrued liabilities are primarily due to accounts payable and accrued expenses acquired after the operations of PML. The total net cash used in operations increased to $2,651,686 in the year ended September 30, 1999 compared to cash used in operations of $1,430,770 during the year ended September 30, 1998. The increase reflects increased cash costs for general and administrative expenses, including PML acquired June 1999, partially offset by royalty income, rental income from the real estate operations, gross profit from the Texaco service contract and gross profit from PML's operations, none of which existed in fiscal 1998.

         Investing activities during the year ended September 30, 1999 included purchases of $1,054,646 in building and equipment, primarily in facilities for the Company's Fischer-Tropsch research, compared to $61,785 for equipment in the prior year. The Company used $597,812 in cash to acquire certain of the assets of PML during the year ended September 30, 1999. The Company used $2,072 in cash, in addition to common stock, to acquire a 5% interest in Dresser Engineering Company during the year ended September 30, 1999 as compared to cash of $252,665 used to acquire a 10% interest in ITN/ES during the year ended September 30, 1998. Other assets increased by $536,278 during the 1999 period compared to an increase of $85,044 in the 1998 period, primarily due to preliminary investments in future business acquisitions.

         Financing activities during the year ended September 30, 1999 provided $312,319 in cash from the issuance of common stock compared to $725,971 during the year ended September 30, 1998. During the year ended September 30, 1998, the Company received net proceeds of $1,834,844 from the issuance of 1998 Series B convertible preferred stock as compared to net proceeds of $4,399,185 during the year ended September 30, 1998. The Company entered into a mortgage to finance the purchase of land and building in February 1999, entered into two notes payable and assumed certain long-term debt in connection with the acquisition of PML during June, 1999. During the year ended September 30, 1999, the Company repaid $66,657 on these debt obligations. During the year ended September 30, 1997, the Company received $690,000 ($90,000 from a related party) as proceeds from notes payable. These notes were repaid in full during fiscal 1998. During the year ended September 30, 1998, the Company received an additional $60,000 as proceeds of convertible notes payable. The net cash provided by financing activities during the year ended September 30, 1999 was $2,080,506, compared to $4,495,156 cash provided by financing activities during the year ended September 30, 1998.

         Cash decreased during the year ended September 30, 1999 by $2,748,197 compared to an increase of $2,664,892 during the year ended September 30, 1998. These changes decreased the ending cash balance to $308,182 at September 30, 1999 from $3,056,379 at September 30, 1998.


ITEM 7.  FINANCIAL STATEMENTS

         The financial statements identified in Item 13 are filed as part of this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The Company has not had a change of its independent auditors during its two most recent fiscal years or subsequent interim period. The Company has not reported a disagreement with its auditors on any matter of accounting principles or practices or financial statement disclosure.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The following table sets forth certain information concerning directors and executive officers of the Company:

                                                                                Term of
                                                                                Service          Term as
                                                                                as an Officer    Director
Name                                Positions Held                              or Director      Expires
----                                --------------                              -------------    --------
John J. Ball(1)                     Director                                     1998 to date        2000
Charles B. Benham                   Vice President - Research                    1981 to date          --
                                    and Development
Mark S. Bohn                        Vice President - Engineering                 1998 to date          --
Ronald C. Butz(2)                   Vice President, Chief Operating              1984 to date        2001
                                    Officer, Secretary and Director
Jack P. Diesel(1)                   Director                                     1998 to date        2002
James P. Samuels                    Vice President - Finance,                    1996 to date          --
                                    Chief Financial Officer
Douglas L. Sheeran(3)               Director                                     1998 to date        2001
Erich W. Tiepel(3)                  Director                                     1983 to date        2000
Dennis L. Yakobson(4)               President, Chief Executive Officer,          1981 to date        2002
                                    Director, and Chairman of the Board

---------------

(1)  Member of audit committee.
(2)  Director since 1984 and officer since 1989.
(3)  Member of stock option committee.
(4)  President since 1983.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Based solely upon the Company's review of Securities and Exchange Commission Forms 3 and 4 and amendments to those forms submitted to it during the most recent fiscal year, the Company has identified the following persons who were at any time during the fiscal year a director, officer, or beneficial owner of more than 10% of any class of equity securities and who failed to file such forms on a timely basis with the SEC, as required by Section 16(a) of the Securities Exchange Act during the most recent fiscal year or prior fiscal years: James P. Samuels. Mr. Samuels failed to file a Form 4 due by September 15, 1999 to report an exercise of stock options. The transaction was reported on a Form 5 filed on December 22, 1999.

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

BUSINESS EXPERIENCE OF DIRECTORS AND CONTINUING OFFICERS

         The principal occupations of each executive officer, significant employee and director of the Company for at least the past five years are as follows:

         CLASS I DIRECTORS (WITH TERMS EXPIRING IN 2001):

         Ronald C. Butz, Vice President, Chief Operating Officer, Secretary and Director--

         Mr. Butz, age 62, has served as a director of Rentech since 1984. He received a Bachelor of Science degree in Civil Engineering from Cornell University in 1961 and a Juris Doctor degree from the University of Denver in 1965. From 1966 to 1982, Mr. Butz was a practicing attorney in Denver, Colorado with the firm of Grant, McHendrie, Haines and Crouse, P.C. In 1982, Mr. Butz became a shareholder, vice president and chief operating officer of World Agricultural Systems, Ltd., a privately-held Colorado corporation specializing in the international marketing of commodity storage systems. He resigned these offices in December 1983. In 1984, Mr. Butz became president of Capital Growth, Inc., a privately-held Colorado corporation providing investment services and venture capital consulting. In October 1989, Mr. Butz was appointed vice president of Rentech, in June 1990 he was appointed secretary, and in May 1998 he was appointed chief operating officer.

         Douglas L. Sheeran, Director--

         Mr. Sheeran, age 61, has served as a director of Rentech since 1998. He received a Bachelor of Arts degree in Industrial Psychology from Miami University, Oxford, Ohio, in 1960. He held a number of human resource positions of increasing scope and responsibility with Home Life Insurance Company, 1960-1962, Kraft Foods from 1962-1965, Electronic Associates Inc. from 1965-1968, and Celanese Corporation from 1968-1973. These positions covered a range of labor relations, organizational development, compensation and benefit responsibilities at both operating sites and corporate staff. From 1973 until 1986 Mr. Sheeran was employed by Purolator Automotive Group and became Vice President, Human Resources, with responsibilities for multiple North American business units. In 1986 he founded FCI Inc., a human resource consulting firm specializing in executive staffing, merger planning and organizational effectiveness. FCI's client base includes Fortune 500 and start-up firms in technology, pharmaceutical, automotive and consumer durable industries. Mr. Sheeran is managing director of FCI, Inc.

         CLASS II DIRECTORS (WITH TERMS EXPIRING IN 2002):

         Dennis L. Yakobson, President, Chief Executive Officer, Director and Chairman of the Board--

         Mr. Yakobson, age 63, has served as a director of Rentech and chairman of the board since 1983. He received a Bachelor of Science degree in Civil Engineering from Cornell University in 1959 and a Masters Degree in Business Administration from Adelphi University in 1963. From 1960 to 1969 he was employed by Grumman Aerospace Corporation, his final position with it being contract administrator with responsibility for negotiation of prime contracts with governmental agencies. From 1969 to 1971 he was employed by Martin Marietta Corporation, Denver, Colorado (now Lockheed Martin Corporation) in a similar position. From 1971 through 1975 was employed by Martin Marietta as marketing engineer in space systems. In 1975 he was employed by Wyoming Mineral Corporation in Denver as a contract administrator. In 1976, he was employed by Power Resources Corporation, Denver, Colorado, a mineral exploration company, as vice president-land, secretary, treasurer, and a director. In 1979, he became a director and the secretary of Nova Petroleum Corporation, also in Denver, Colorado, and in 1981 became its vice president of administration and finance. He resigned from Nova in November of 1983 to become a director and assume the presidency of Rentech.

         John P. Diesel, Director--

         Mr. Diesel, age 73, has served as a director of Rentech since 1998. He received a Bachelor of Science degree in Industrial Engineering from Washington University in 1951. Prior to attending the university he served in the United States Navy as an aviator in the Western Pacific. Mr. Diesel was employed by McQuay-Norris Manufacturing Co. from 1951 to 1957 in the production of proximity fuses. He joined Booz Allen and Hamilton in 1957, remaining there until 1961, and being elected to the partnership in that time. Mr. Diesel joined A.O. Smith Corporation as Vice President of Planning, and held a series of manufacturing officer positions, including group vice president. In 1972 he became President of Newport News Shipbuilding, a wholly-owned subsidiary of Tenneco. There for 5 years he was responsible for, among other projects, the design and construction of the nuclear powered aircraft carriers Nimitz class and Los Angeles class submarines. In 1977 he moved to the position of Executive Vice President of Tenneco, Inc., with responsibility for its automotive, farm and construction equipment and packaging businesses. In 1978 he became President and a director of Tenneco. During his tenure at Tenneco, and after retiring, Mr. Diesel served on numerous boards of directors. These directorships included the Aluminum Company of America, Brunswick Corp., Allied Stores, Pullman Corporation, Cooper Industries and Financial Institutions Reinsurance Group, Fansteel Inc., and Telepad Corporation.

         CLASS III DIRECTORS (WITH TERMS EXPIRING IN 2000):

         Erich W. Tiepel, Director--

         Dr. Tiepel, age 56, has served as a director of Rentech since 1983. He obtained a Bachelor of Science degree in Chemical Engineering from the University of Cincinnati in 1967, and a Ph.D. in Chemical Engineering from the University of Florida in 1971. Dr. Tiepel has twenty-three years of experience in all phases of process design and development, plant management and operations for chemical processing plants. In 1981, Dr. Tiepel was a founder of Resource Technologies Group, Inc. ("RTG"), a high technology consulting organization specializing in process engineering, water treatment, hazardous waste remediation, and regulatory affairs. Dr. Tiepel has been president of RTG since its inception. From 1977 to 1981 he was project manager for Wyoming Mineral Corporation, a subsidiary of Westinghouse Electric Corp., Lakewood, Colorado, where his responsibilities included management of the design, contraction and operation of ground water treatment systems for ground water cleanup programs. From 1971 to 1976 he was a principal project engineer for process research for Westinghouse Research Labs. From 1967 to 1971, he was a trainee of the National Science Foundation at the University of Florida in Gainesville, Florida.

         John J. Ball, Director--

         Mr. Ball, age 56, has served as a director of Rentech since 1998. He received a Bachelor of Education and Arts Degree from Mount Allison University in 1966 and a Bachelor of Laws Degree from Dalhousie University in 1969. He was admitted to the Nova Scotia Bar in 1970 and the Ontario Bar in 1971. After his admission to the Bar he joined the firm of McMillan Binch, Toronto, as an associate from 1971 to 1975. He then formed Broadhurst & Ball, Mississauga, as a partner from 1975 to 1984 and subsequently formed Keyser Mason Ball, Mississauga, as a senior partner from 1984 to present. He is presently a director of The Mississauga Hospital Chair of the Bio-Ethics Committee and is a member of the Board Merger Committee in connection with the amalgamation of The Mississauga Hospital and The Queensway Hospital. Mr. Ball is past member of the Board and Executive Committees of Mount Allison University and is a past Chair of the Vanier Cup, which sponsors the Canadian National University Football Championship.

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

EXECUTIVE OFFICERS AND KEY EMPLOYEES

         The executive officers and other key employees of Rentech and its subsidiaries are as follows:

Dennis L. Yakobson, President and Chief Executive Officer. (See background experience under "Directors").

Ronald C. Butz, Vice President-Legal, Secretary and Chief Operating Officer. (See background experience under "Directors").

         Charles B. Benham, Vice President-Research and Development--

         Dr. Benham, age 63, was a founder of Rentech and has been an officer of Rentech since its inception in 1981. He served as president until 1983 and as a director from inception until 1996. He received a Bachelor of Science degree in Mechanical Engineering from the University of Colorado in 1958, and a Master of Science degree in Engineering in 1964 and a Ph.D. degree in 1970, both from the University of California at Los Angeles. He worked at the Naval Weapons Center, China Lake, California, from 1958 through 1977 performing research and development on thermal and chemical processes for converting municipal solid wastes to liquid hydrocarbon fuels, thermochemical analyses of solid-fueled and ramjet engines, combustor modeling, rocket motor thrust vector control, rocket motor thrust augmentation, catalyst behavior in carbon monoxide oxidation, and in liquid hydrocarbon fuels for ramjet applications. From 1977 to 1981, he worked at the Solar Energy Research Institute in Golden, Colorado, on thermal and chemical processes for converting agricultural crop residues to diesel fuel, on thermochemical transport of solar energy using ammonia decomposition and steam reforming of methane, and on high temperature applications of solar energy. Dr. Benham has published several articles in the fields of liquid fuel production from organic waste, catalyst pellet behavior and rocket propulsion. Dr. Benham devotes his full time to the business of Rentech.

         Mark S. Bohn, Vice President-Engineering--

         Dr. Bohn, age 49, a founder of Rentech, served as a director from its organization in 1981 to June 1998. Since November 9, 1998 he has been employed by Rentech as Vice President-Engineering. He received a Bachelors degree in Mechanical Engineering from Georgia Institute of Technology, Atlanta, Georgia, in 1972, and a Master of Science degree in Mechanical Engineering in 1973 and a Ph.D. in Mechanical Engineering in 1976, both from the California Institute of Technology, Pasadena, California. He was employed from 1976 through 1978 at the General Motors Research Laboratories in Warren, Michigan. From 1978 to November, 1998 he was employed by Midwest Research Institute at the Solar Energy Research Institute (now National Renewable Energy Laboratory) in Golden, Colorado. Dr. Bohn is a registered Professional Engineer in Colorado and a Member of the American Society of Mechanical Engineers and the American Institute of Chemical Engineers. He has published numerous articles on liquid fuel production, organic waste, heat transfer, power cycles, aerodynamics, optics, acoustics, solar thermal energy, and co-authored the textbook Principles of Heat Transfer (Brooks Cole Publishing).

         James P. Samuels, Vice President-Finance, Treasurer, and Chief Financial Officer--

         Mr. James P. Samuels, age 52, has served as Vice President-Finance, Treasurer and Chief Financial Officer of Rentech since May 1, 1996. He has executive experience in general corporate management, finance, sales and marketing, information technologies, and consulting for both large companies and development stage businesses. He received a Bachelor's degree in Business Administration from Lowell Technological Institute in 1970, and a Master of Business Administration degree in 1972 from Suffolk University, Boston, Massachusetts, in 1972. He completed an executive program in strategic market management through Harvard University in Switzerland in 1984. From December 1995 through April 1998, he provided consulting services in finance and securities law compliance to Telepad Corporation, Herndon, Virginia, a company engaged in systems solutions for field force computing. From 1991 through August 1995, he served as chief financial officer, vice president-finance, treasurer and director of Top Source, Inc., Palm Beach Gardens, Florida, a development stage company engaged in developing and commercializing state-of-the-art technologies for the transportation, industrial and petrochemical markets. During that employment, he also served as president of a subsidiary of Top Source, Inc. during 1994 and 1995. From 1989 to 1991, he was vice president and general manager of the Automotive group of BML Corporation, Mississauga, Ontario, a privately-held company engaged in auto rentals, car leasing, and automotive insurance. From 1983 through 1989, he was employed by Purolator Products Corporation, a large manufacturer and distributor of automotive parts. He was president of the Mississauga, Ontario branch from 1985 to 1989; a director of marketing from 1984 to 1985; and director of business development and planning during 1983 for the Rahway, New Jersey filter division headquarters of Purolator Products Corporation. From 1975 to 1983, he was employed by Bendix Automotive Group, Southfield, Michigan, a manufacturer of automotive filters, electronics and brakes. He served in various capacities, including group director for management consulting services on the corporate staff, director of market research and planning, manager of financial analysis and planning, and plant controller at its Fram Autolite division. From 1973 to 1974, he was employed by Bowmar Ali, Inc., Acton, Massachusetts, in various marketing and financial positions, and in 1974 he was managing director of its division in Wiesbaden, Germany.

         Frank L. Livingston, Vice President and General Manager, Okon, Inc.--

         Mr. Frank L. Livingston, age 57, has served as Vice President and general manager of Okon, Inc, a wholly-owned subsidiary of Rentech, since Rentech acquired Okon in March 1997. Mr. Livingston joined Okon in 1975 as sales manager and was promoted to Vice President of Sales in 1984. Mr. Livingston also became a 24% owner of Okon at that time. In addition to his sales and marketing responsibilities, he was also responsible for manufacturing and research and development for Okon. Mr. Livingston also served on Okon's board of directors. With the sale of Okon to Rentech in 1997, Mr. Livingston continues to serve on its board of directors. He received a Bachelor of Science Degree in Chemistry from Colorado State University in 1965. He was employed by Mallinckrodt Chemical Co. from 1965 to 1971. While with it, he worked as a process research chemist and formulator prior to becoming a specialty marketing manager for the industrial chemical division. From 1971 to 1975 Mr. Livingston was employed by Gates Rubber Co. in Denver, Colorado as a sales and marketing manager for a specialty chemical venture start-up business within the company. He also worked as a research market analyst for the venture group. Projects of the venture group included specialty chemicals and lead-acid battery technology, as well as rubber products made by the company for off-shore oil exploration and production.

         Jimmie D. Fletcher, General Manager, Petroleum Mud Logging, Inc.--

         Mr. Jimmie D. Fletcher, age 46, is general manager of Petroleum Mud Logging, Inc. Mr. Fletcher has 26 years of experience in mud logging. From 1995 to August 15, 1999, Mr. Fletcher was employed by Penson Well Logging as its general manager and marketing officer. From 1988 through 1994, Mr. Fletcher worked for Petroleum Mud Logging, Inc., of Oklahoma City, owned by Hoyt L. Hudspeth, as a mud logging technician. From 1981 to 1988, Mr. Fletcher was employed by OFT Exploration in Oklahoma City as a well site geologist, and also worked as a consulting geologist. His first work experience was with Dresser Industries in 1973 to 1974 as a mud logger. Mr. Fletcher obtained a B.S. in Business Administration and a minor in Geology and Economics from Southwestern State College of Oklahoma in 1974.

ITEM 10.  EXECUTIVE COMPENSATION

CASH COMPENSATION

         The following table shows all cash compensation paid or to be paid by the Company or any of its subsidiaries, as well as other compensation paid or accrued during the fiscal years indicated to the chief executive officer and the four other highest paid executive officers of the Company as of the end of the Company's last fiscal year whose salary and bonus for such period in all capacities in which the executive officer served exceeded $100,000.

                           Summary Compensation Table

                                                      Long-Term Compensation
                                                      ----------------------
                         ANNUAL COMPENSATION                                                   AWARDS             PAYOUTS
(a)                    (b)            (c)          (d)        (e)             (f)         (g)             (h)          (i)
Name and                                                      Other           Restricted  Securities
Principal                                                     Annual          Stock       Underlying      LTIP         All Other
Position               Year           Salary       Bonus      Compensation    Award(s)    Options/SARs    Payouts      Compensation
------------------     --------       --------     --------   ------------    ----------  ------------    ---------    ------------
                                        ($)          ($)          ($)             ($)         (#)            ($)            ($)
Dennis L. Yakobson         1999       $161,676           --             --            --        35,000           --              --
  Chief Executive          1998       $132,090           --             --            --        20,000           --              --
  Officer                  1997       $114,954           --             --            --       462,400           --              --

Ronald C. Butz             1999       $150,972           --             --            --        35,000           --              --
  Chief Operating          1998       $128,058           --             --            --        20,000           --              --
  Officer                  1997       $110,970           --             --            --       450,880           --              --

Charles B. Benham          1999       $134,308           --             --            --        30,000           --              --
  Vice President -         1998       $128,058           --             --            --        20,000           --              --
  Research &               1997       $110,970           --             --            --       450,880           --              --
  Development

Mark S. Bohn               1999       $122,609           --             --            --        30,000           --              --
  Vice President -         1998             --           --             --            --            --           --              --
  Engineering              1997             --           --             --            --            --           --              --

James P. Samuels           1999       $133,144           --             --            --        30,000           --              --
  Chief Financial          1998       $128,058           --             --            --        20,000           --              --
  Officer                  1997       $ 94,731           --             --            --       579,500           --              --

---------------

OPTION/SAR EXERCISES AND HOLDINGS

         The following table sets forth information with respect to the named executives, concerning the exercise of options and/or limited SARs during the last fiscal year and unexercised options and limited SARs held as of the end of the last fiscal year.

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR
Values:

(a)                        (b)              (c)                  (d)                 (e)
                                                                 Number of
                                                                 Securities          Value of
                                                                 Underlying          Unexercised
                                                                 Unexercised         In-the-Money
                                                                 Options/SARs        Options/SARs
                           Shares                                at FY-End(#)        at FY-End
                           Acquired         Value                Exercisable/        Exercisable/
Name                       on Exercise(#)   Realized ($)         Unexercisable       Unexercisable ($)
----                       --------------   ------------         -------------       -----------------
Dennis L. Yakobson                     --             --               537,400 (1)            $157,259
Ronald C. Butz                         --             --               465,880 (1)             135,796
Charles B. Benham                      --             --               520,880 (1)             152,896
Mark S. Bohn                           --             --               322,092 (1)              90,142
James P. Samuels                   49,500        $12,375               564,000 (1)             169,178

--------------

(1)  Exercisable.

EMPLOYMENT CONTRACTS

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

         There are no family relationships among the executive officers. There are no arrangements or understandings between any officer and any other person pursuant to which that officer was elected.

         The Company employs Messrs. Yakobson, Benham and Butz pursuant to employment contracts that extend through March 31, 2002. Mr. Samuels is employed pursuant to an employment contract that extends to January 1, 2002. Mr. Livingston is employed according to a contract that extends to March 14, 2000. Mr. Fletcher is employed according to a contract that extends to August 15, 2000.

         The contracts provide that the individuals will serve in their present capacities as officers, together with such duties, responsibilities and powers as the board of directors may reasonably specify. The contracts provide for annual cost of living adjustments. If the Company terminates employment early without cause, the contracts provide for continuation of salary for the remainder of the term or one year, whichever is more, as severance pay. The contracts impose obligations of confidentiality as well as covenants not to compete with the Company for three years following termination of employment for any reason whatsoever.

         Rentech's success with its technology and in implementing its business plan to develop advanced technology businesses are both substantially dependent upon the contributions of its executive officers and key employees. The individuals include Dr. Charles B. Benham, Dr. Mark S. Bohn, and Dennis L. Yakobson, each of whom have jointly and individually invented various aspects of the Rentech GTL Technology. At this stage of the Company's development, economic success of the Rentech GTL Technology depends upon design of conversion plants and their startup to achieve optimal plant operations. That effort and establishment of the Company's advanced technology businesses both require knowledge, skills, and relationships unique to the Company's key personnel. Moreover, to successfully compete with its Rentech GTL Technology and advanced technologies, the Company will be required to engage in continuous research and development regarding processes, products, markets and costs. Loss of the services of the executive officers or other key employees could have a material adverse effect on Rentech's business, operating results and financial condition. Rentech does not have key man life insurance. Rentech believes its employment contracts with its key personnel will be extended.

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

                      Option/SAR Grants in Last Fiscal Year
                                Individual Grants

(a)                        (b)              (c)                  (d)               (e)         (f)
                           Number of        % of Total                             Market
                           Securities       Options/SARs                           Price on
                           Underlying       Granted to           Exercise or       Date of
                           Options/SARs     Employees in         Base Price        Grant       Expiration
Name                       Granted(#)       Fiscal Year            ($/Sh)          ($/Sh)*        Date
----                       -----------      ------------         -----------       --------    ----------
Dennis L. Yakobson              35,000             12.50%              $.625          $.625      07/26/04

Ronald C. Butz                  35,000             12.50%               .625           .625      07/26/04

Charles B. Benham               30,000             10.71%               .625           .625      07/26/04

Mark S. Bohn                    30,000             10.71%               .625           .625      07/26/04

James P. Samuels                30,000             10.71%               .625           .625      07/26/04

---------------
* The market price is determined by averaging the closing bid and ask price on the date of grant.

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

         On January 1, 1998, the Company established a 401(k) plan. Employees who are at least 21 years of age are eligible to participate in the plan and share in the employer matching contribution. The employer is currently matching 50% of the first 6% of the participant's salary deferrals. All participants who have completed 1,000 hours of service and who are employed on the last day of the plan year are eligible to share in the non-matching employer contributions. Employer matching and non-matching contributions vest immediately in years in which the plan is not top heavy. During years in which the plan is top heavy, employer matching and non-matching contributions vest 100% after three years of service. The Company contributed $35,265 and $14,352 to the plan for the years ended September 30, 1999 and 1998.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of December 10, 1999 by (i) all persons who owns of record or are known to the Company to beneficially own more than 5% of the issued and outstanding shares of Common Stock and (ii) by each director, each director nominee, each of the executive officers named in the tables under "Executive Compensation" and by all executive officers and directors as a group:

                                                                                           Percent
                                                                                           of Class
                                                                 Amount and Nature of      Based on
                                 Positions and                   Beneficial Common         Beneficial
Name and Address                 Offices Held                    Stock Ownership           Ownership
----------------                 -------------                   --------------------      ----------
John J. Ball                     Director                        75,000 of record                   *
201 City Centre Dr., Ste.701                                     (42,000 indirectly)(1)
Mississauga, Ontario
  L5B 2T4

Charles B. Benham                Vice President - Research       275,440 of record                1.5%
12401 E. 37th Avenue             and Development                 (520,880 indirectly)(1)
Denver, CO 80239

Mark S. Bohn                     Vice President -                443,431 of record                1.5%
12401 E. 37th Avenue             Engineering                     (322,092 indirectly)(1)
Denver, CO 80239

Ronald C. Butz                   Vice President, Chief           244,151 of record(2)             1.4%
1331 17th Street, Ste. 720       Operating Officer,              (465,880 indirectly)(1)
Denver, CO 80202                 Secretary and Director

John P. Diesel                   Director                        75,000 of record                   *
1224 U.S. Highway #1, Ste. D                                     (40,000 indirectly)(1)
No. Palm Beach, FL 33408

Frank L. Livingston              Vice President and Manager,     40,000 of record                   *
6000 W. 13th Avenue              Okon, Inc.                      (66,000 indirectly)(1)
Lakewood, CO 80214

James P. Samuels                 Vice President - Finance,       180,500 of record                1.4%
1331 17th St., Suite 720         Chief Financial Officer         (564,000 indirectly(1)
Denver, CO 80202

Douglas L. Sheeran               Director                        165,850 of record                  *
c/o FCI, Inc.                                                    (40,000 indirectly)(1)
621 Shrewsbury Avenue
Shrewsbury, NJ 07702

Erich W. Tiepel                  Director                        198,277 of record                1.0%
3900 S. Wadsworth, Ste. 155                                      (302,448 indirectly)(1)
Lakewood, CO 80235

Dennis L. Yakobson               President, Chief Executive      374,154 of record                1.8%
1331 17th Street, Suite 720      Officer and Director            (537,400 indirectly)(1)
Denver, CO 80202

                                                                                                   Percent
                                                                                                   of Class
                                                                       Amount and Nature of        Based on
                                    Positions and                      Beneficial Common           Beneficial
Name and Address                    Offices Held                       Stock Ownership             Ownership
----------------                    -------------                      --------------------        ----------
Dresser Engineers &                 Shareholder                        3,680,168 of record                7.1%
    Constructors, Inc.
325 N. St. Paul Street
Dallas, TX 75201

All Directors and Executive         Officers and Directors             2,071,803 of record                9.6%
Officers and a Group                                                   (2,900,700 indirectly)        (4.0% of
  (10 persons)                                                                                        record)

---------------

         *Less than 1%.
(1) Includes shares of common stock underlying presently exercisable stock options.
(2) Does not include 257,432 shares of common stock held of record by Mr. Butz's spouse as to which shares he disclaims beneficial ownership and investment and voting power.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         No information is provided under this item.


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

         (b) No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

                                   Signatures

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          RENTECH, INC.


                                          /s/ Dennis L. Yakobson
                                          --------------------------------------
Date: January 12, 2000                    Dennis L. Yakobson, President
     -----------------

         In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                                          /s/ Dennis L. Yakobson
                                          ---------------------------------------------
Date: January 12, 2000                    Dennis L. Yakobson, President, Chief
     ----------------------               Executive Officer and Director


                                          /s/ Ronald C. Butz
                                          ---------------------------------------------
Date: January 12, 2000                    Ronald C. Butz, Chief Operating Officer,
     ----------------------               Vice President, Secretary and Director


                                          /s/ James P. Samuels
                                          ---------------------------------------------
Date: January 12, 2000                    James P. Samuels, Vice President - Finance,
     ----------------------               Chief Financial Officer


                                          /s/ John J. Ball
                                          ---------------------------------------------
Date: January 12, 2000                    John J. Ball, Director
     ----------------------

                                          /s/ John P. Diesel
                                          ---------------------------------------------
Date: January 12, 2000                    John P. Diesel, Director
     ----------------------

                                          /s/ Douglas L. Sheeran
                                          ---------------------------------------------
Date: January 12, 2000                    Douglas L. Sheeran, Director
     ----------------------

                                          /s/ Erich W. Tiepel
                                          ---------------------------------------------
Date: January 12, 2000                    Erich W. Tiepel, Director
     ----------------------

                                                  RENTECH, INC. AND SUBSIDIARIES

                                                                        CONTENTS

================================================================================


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

      Consolidated Balance Sheets                                      F-3 - F-4

      Consolidated Statements of Operations                                  F-5

      Consolidated Statements of Stockholders' Equity                  F-6 - F-7

      Consolidated Statements of Cash Flows                            F-8 - F-9

      Summary of Accounting Policies                                 F-10 - F-14

      Notes to Consolidated Financial Statements                     F-15 - F-37

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Stockholders and Board of Directors
Rentech, Inc.
Denver, Colorado

We have audited the accompanying consolidated balance sheets of Rentech, Inc. and Subsidiaries (the "Company") as of September 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and its subsidiaries as of September 30, 1999 and 1998 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


                                        /s/ BDO Seidman, LLP



November 12, 1999, except for Note 12 which is as of January 12, 2000. Denver, Colorado

                                                  RENTECH, INC. AND SUBSIDIARIES

                                                     CONSOLIDATED BALANCE SHEETS

================================================================================

Years Ended September 30,                                  1999             1998
-------------------------                              ------------     ------------
ASSETS (Note 5)

CURRENT:
  Cash                                                 $    308,182     $  3,056,379
  Accounts receivable, net of $2,000
    allowance for doubtful accounts (Note 11)               374,683          224,933
  Other receivables                                          59,378               --
  Inventories                                                90,482           99,574
  Prepaid expenses and other current assets                 184,998          209,179
                                                       ------------     ------------

Total current assets                                      1,017,723        3,590,065
                                                       ------------     ------------

PROPERTY AND EQUIPMENT, net of
    accumulated depreciation and amortization
    of $329,238 and $180,258 (Note 2)                     3,415,921          320,057
                                                       ------------     ------------

OTHER:
  Licensed technology, net of accumulated
    amortization of $1,401,694 and $1,172,951             2,029,454        2,258,197
  Goodwill, net of accumulated
    amortization of $207,771 and $123,402 (Note 1)        1,169,382        1,085,382
  Investment in ITN/ES (Note 3)                           3,079,107        3,079,107
  Investment in Dresser (Note 4)                          1,840,084               --
  Technology rights, net of accumulated
    amortization of $55,907 and $28,776                     231,839          258,970
  Deposits and other assets                                 426,471          123,472
                                                       ------------     ------------

Total other assets                                        8,776,337        6,805,128
                                                       ------------     ------------

                                                       $ 13,209,981     $ 10,715,250
                                                       ============     ============

                             See accompanying summary of accounting policies and
                                     notes to consolidated financial statements.

                                                  RENTECH, INC. AND SUBSIDIARIES

                                                     CONSOLIDATED BALANCE SHEETS

================================================================================





Years Ended September 30,                                                               1999              1998
-------------------------                                                           ------------      ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                  $    344,696      $    315,116
  Accrued liabilities                                                                    113,544            79,568
  Current portion of long-term debt (Note 5)                                             444,026                --
                                                                                    ------------      ------------
Total current liabilities                                                                902,266           394,684
                                                                                    ------------      ------------

LONG-TERM LIABILITIES:
  Long-term debt, net of current portion (Note 5)                                      1,237,669                --
  Lessee deposits                                                                          9,248                --
                                                                                    ------------      ------------
Total long-term liabilities                                                            1,246,917                --
                                                                                    ------------      ------------

Total liabilities                                                                      2,149,183           394,684
                                                                                    ------------      ------------

COMMITMENTS (Note 7)

STOCKHOLDERS' EQUITY (Notes 6 and 12)
  Series A convertible preferred stock - $10 par value; 200,000 shares authorized; 50,000 shares issued and outstanding in 1998; $10 per share liquidation value (in the aggregate $528,347 including accrued dividends of
    $28,347 as of September 30, 1998)                                                         --           500,000
  Series B convertible preferred stock - $10 par value; 800,000 shares authorized; 133,332 and 107,500 shares issued and outstanding; $10 per share liquidation value (in the aggregate $1,370,742 and $1,081,000
    including accrued dividends of $37,422 and $6,000)                                 1,333,320         1,075,000
  Series C participating preferred stock - $10 par value;
    500,000 shares authorized; no shares issued and outstanding                               --                --
  Common stock - $.01 par value; 100,000,000 shares
    authorized; 49,272,747 and 40,075,292 shares issued
    and outstanding                                                                      492,725           400,750
         Additional paid-in capital                                                   26,291,017        21,426,487
         Accumulated deficit                                                         (17,056,264)      (13,081,671)
                                                                                    ------------      ------------
Total stockholders' equity                                                            11,060,798        10,320,566
                                                                                    ------------      ------------

                                                                                    $ 13,209,981      $ 10,715,250
                                                                                    ============      ============

                             See accompanying summary of accounting policies and
                                     notes to consolidated financial statements.

                                                  RENTECH, INC. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF OPERATIONS

================================================================================


Years Ended September 30,                                    1999              1998
-------------------------                                ------------      ------------
REVENUES: (Note 11)
         Product sales                                   $  1,960,764      $  1,987,586
         Service revenues                                     506,758                --
         Royalty income                                       340,000                --
         Rental income                                         73,378                --
                                                         ------------      ------------
         Total revenues                                     2,880,900      $  1,987,586

COST OF SALES                                               1,416,078           944,068
                                                         ------------      ------------

GROSS PROFIT                                                1,464,822         1,043,518

OPERATING EXPENSES:
         General and administrative expense                 4,111,151         2,578,461
         Depreciation and amortization                        367,318           391,650
         Writeoff of deposits related to acquisition          233,279                --
         Research and development                             195,466            60,225
                                                         ------------      ------------
Total operating expenses                                    4,907,214         3,030,336
                                                         ------------      ------------

LOSS FROM OPERATIONS                                       (3,442,392)       (1,986,818)

OTHER INCOME (EXPENSE):
         Write-down of Synhytech plant held for sale               --           (99,500)
         Interest income                                       75,665            40,495
         Interest expense                                     (75,934)         (135,032)
                                                         ------------      ------------
Total other expense                                              (269)         (194,037)
                                                         ------------      ------------

NET LOSS                                                   (3,442,661)       (2,180,855)

Dividend requirements on preferred stock (Note 6)             531,932         1,164,992
                                                         ------------      ------------

LOSS APPLICABLE TO COMMON STOCK                          $ (3,974,593)     $ (3,345,847)
                                                         ------------      ------------

BASIC AND DILUTED LOSS PER COMMON SHARE                  $       (.09)     $       (.10)
                                                         ------------      ------------

BASIC AND DILUTED WEIGHTED-AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                                43,838,417        33,289,164
                                                         ============      ============


                             See accompanying summary of accounting policies and
                                     notes to consolidated financial statements.

                                                  RENTECH, INC. AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

================================================================================

For the Years Ended September 30, 1999 and 1998



                                                                        Preferred Stock
                                              ------------------------------------------------------------------
                                                         Series A                            Series B
                                                 Shares            Amount            Shares            Amount
                                              ------------      ------------      ------------      ------------
Balance, October 1, 1997                                --      $         --                --      $         --
Common stock issued for cash on
  options and warrants exercised                        --                --                --                --
Common stock issued for investment                      --                --                --                --
Common stock issued for technology rights               --                --                --                --
Common stock issued for interest expense
  on convertible notes payable                          --                --                --                --
Common stock issued for redemption
  of convertible notes payable,
  net of $279,723 in offering costs                     --                --                --                --
Common stock issued for services
  and prepaid expenses                                  --                --                --                --
Preferred stock issued for cash,
  net of offering costs of $696,572                200,000         2,000,000           300,000         3,000,000
Common stock issued for
  conversion of preferred stock                   (150,000)       (1,500,000)         (192,500)       (1,925,000)
Deemed dividends on convertible
  preferred stock                                       --                --                --                --
Stock warrants issued for
  Investment                                            --                --                --                --
  Technology rights                                     --                --                --                --
  Offering costs                                        --                --                --                --
Stock options issued for services                       --                --                --                --
Dividends on preferred stock                            --                --                --                --
Net loss                                                --                --                --                --



                                                       Common Stock               Additional
                                              ------------------------------       Paid-In         Accumulated
                                                 Shares            Amount          Capital            Deficit
                                              ------------      ------------     ------------      ------------
Balance, October 1, 1997                         29,539,548     $    295,392     $ 12,794,769      $ (9,735,824)
Common stock issued for cash on
  options and warrants exercised                  2,824,442           28,245          697,726                --
Common stock issued for investment                1,700,000           17,000        2,711,125                --
Common stock issued for technology rights           200,000            2,000          160,500                --
Common stock issued for interest expense
  on convertible notes payable                       60,000              600           45,021                --
Common stock issued for redemption
  of convertible notes payable,
  net of $279,723 in offering costs               1,880,301           18,803          321,974                --
Common stock issued for services
  and prepaid expenses                              166,000            1,660          221,373                --
Preferred stock issued for cash,
  net of offering costs of $696,572                      --               --         (696,572)               --
Common stock issued for
  conversion of preferred stock                   3,705,001           37,050        3,457,990           (70,040)
Deemed dividends on convertible
  preferred stock                                        --               --        1,060,605        (1,060,605)
Stock warrants issued for
  Investment                                             --               --           98,317                --
  Technology rights                                      --               --          125,246                --
  Offering costs                                         --               --          375,480                --
Stock options issued for services                        --               --           52,933                --
Dividends on preferred stock                             --               --               --           (34,347)
Net loss                                                 --               --               --        (2,180,855)

                             See accompanying summary of accounting policies and
                                     notes to consolidated financial statements.

                                                  RENTECH, INC. AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

================================================================================


                                                                        Preferred Stock
                                               -------------------------------------------------------------------
                                                          Series A                            Series B
                                                  Shares            Amount            Shares             Amount
                                               ------------      ------------      ------------      -------------
Balance, September 30, 1998                          50,000      $    500,000           107,500      $   1,075,000
Common stock issued for cash                             --                --                --                 --
Common stock issued for cash on
  options and warrants exercised                         --                --                --                 --
Common stock issued for acquisition (Note 1)             --                --                --                 --
Common stock issued for investment (Note 4)              --                --                --                 --
Common stock issued for services                         --                --                --                 --
Preferred stock issued for cash,
  net of offering costs of $248,476                      --                --           208,332          2,083,320
Common stock issued for
  conversion of preferred stock                     (50,000)         (500,000)         (182,500)        (1,825,000)
Deemed dividends on convertible
  preferred stock                                        --                --                --                 --
Stock warrants issued for prepaid expenses               --                --                --                 --
Stock options issued for services                        --                --                --                 --
Dividends on preferred stock                             --                --                --                 --
Net loss                                                 --                --                --                 --
                                               ------------      ------------      ------------      -------------
Balance, September 30, 1999                              --                --           133,332      $   1,333,320
                                               ============      ============      ============      =============



                                                        Common Stock               Additional
                                               -----------------------------         Paid-In         Accumulated
                                                  Shares           Amount            Capital           Deficit
                                               ------------     ------------      ------------      ------------
Balance, September 30, 1998                      40,075,292     $    400,750      $ 21,426,487      $(13,081,671)
Common stock issued for cash                        150,000            1,500            48,500                --
Common stock issued for cash on
  options and warrants exercised                    940,110            9,401           252,918                --
Common stock issued for acquisition (Note 1)        100,000            1,000            49,000                --
Common stock issued for investment (Note 4)       3,680,168           36,802         1,801,210                --
Common stock issued for services                    100,000            1,000            61,500                --
Preferred stock issued for cash,
  net of offering costs of $248,476                      --               --          (248,476)               --
Common stock issued for
  conversion of preferred stock                   4,227,177           42,272         2,371,550           (54,477)
Deemed dividends on convertible
  preferred stock                                        --               --           440,033          (440,033)
Stock warrants issued for prepaid expenses               --               --            81,143                --
Stock options issued for services                        --               --             7,152                --
Dividends on preferred stock                             --               --                --           (37,422)
Net loss                                                 --               --                --        (3,442,661)
                                               ------------     ------------      ------------      ------------
Balance, September 30, 1999                      49,272,747     $    492,725      $ 26,291,017      $(17,056,264)
                                               ============     ============      ============      ============


                             See accompanying summary of accounting policies and
                                     notes to consolidated financial statements.

                                                  RENTECH, INC. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

================================================================================


INCREASE (DECREASE) IN CASH

YEARS ENDED SEPTEMBER 30,                                                           1999              1998
                                                                                ------------      ------------
OPERATING ACTIVITIES:
  Net loss                                                                      $ (3,442,661)     $ (2,180,855)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation                                                                   149,401            53,484
      Amortization                                                                   339,312           338,166
      Interest expense                                                                    --            45,621
      Write-off of deposits                                                          233,279                --
      Write-down of Synhytech plant held for sale                                         --            99,500
      Write-down of accounts receivable                                                   --           167,206
      Common stock issued for services                                                62,500            94,908
      Stock options issued for services                                                7,152            52,933
  Changes in operating assets and liabilities,
    net of business combination:
      Accounts receivable                                                           (149,750)          (74,022)
      Other receivables                                                              (59,378)               --
      Inventories                                                                      9,092             7,577
      Prepaid expenses and other current assets                                      129,638           (28,366)
      Accounts payable                                                                29,580            46,022
      Accrued liabilities                                                             30,901           (52,944)
      Leasee deposits                                                                  9,248                --
                                                                                ------------      ------------



Net cash used in operating activities                                           $ (2,651,686)     $ (1,430,770)
                                                                                ------------      ------------

                                                  RENTECH, INC. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

================================================================================


YEARS ENDED SEPTEMBER 30,                              1999              1998
                                                   ------------      ------------

INVESTING ACTIVITIES:
  Purchase of property and equipment                 (1,054,646)          (61,785)
  Proceeds from disposal of vehicles                     13,791                --
  Cash used in purchase of business                    (597,812)               --
  Cash used in purchase of investment                    (2,072)         (252,665)
  Increase in deposits and other assets                (536,278)          (85,044)
                                                   ------------      ------------


Net cash used in investing activities               (2,177,017)         (399,494)
                                                   ------------      ------------


FINANCING ACTIVITIES:
  Proceeds from issuance of common stock,
    net of offering costs                               312,319           725,971
  Proceeds from issuance of convertible
    preferred stock, net of offering costs            1,834,844         4,399,185
  Proceeds from convertible note payable                     --            60,000
  Payments on long-term debt and notes payable          (66,657)         (690,000)
                                                   ------------      ------------


Net cash provided by financing activities             2,080,506         4,495,156
                                                   ------------      ------------


INCREASE (DECREASE) IN CASH                          (2,748,197)        2,664,892

CASH, beginning of year                               3,056,379           391,487
                                                   ------------      ------------


CASH, end of year                                  $    308,182      $  3,056,379
                                                   ============      ============


                             See accompanying summary of accounting policies and
                                     notes to consolidated financial statements.

                                                  RENTECH, INC. AND SUBSIDIARIES

                                                  SUMMARY OF ACCOUNTING POLICIES

================================================================================


BASIS OF          Rentech, Inc. (the "Company" or "Rentech") was incorporated on
PRESENTATION      December 18, 1981 in the state of Colorado to develop and
                  market processes for conversion of low-value, carbon-bearing solids or gases into valuable liquid hydrocarbons, including high-grade diesel fuel, naphthas and waxes ("Rentech GTL
                  Technology"). The Company's activities prior to 1994 were primarily directed toward obtaining financing, licensing its technology to third parties and completing full-scale plant processing to demonstrate the Company's technology to prospective licensees. During 1994, the Company entered into contracts to provide basic engineering design relating to the construction of plants using the Company's gas conversion technology. In March 1997 with the acquisition of Okon, Inc.
                  ("Okon"), the Company entered into the business of manufacturing and selling water-based stains, sealers and coatings. In June 1999 with the acquisition of Petroleum Mud
                  Logging, Inc. and Petroleum Well Logging, Inc. ("PML"), the
                  Company entered into the business of logging the progress of drilling operations for the oil and gas industry.

PRINCIPLES OF     The accompanying consolidated financial statements include the
CONSOLIDATION     accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

CASH EQUIVALENTS  The Company considers highly liquid investments purchased with original maturities of three months or less and money market accounts to be cash equivalents.

INVENTORIES       Inventories, which consist of water protection sealants,
                  chemicals and packaging supplies, are recorded at the lower of cost (first-in, first-out) or market.

LICENSED          Licensed technology represents costs incurred by the Company
TECHNOLOGY        primarily for the purpose of demonstrating the Company's
                  proprietary technology to prospective licensees, which it licenses to third parties under various fee arrangements.
                  These capitalized costs are carried at the lower of amortized cost or net realizable value and are being amortized over 15 years.

GOODWILL Goodwill, which relates to the acquisition of Okon in 1997 and the acquisition of PML discussed in Note 1, is being amortized over a 15 year period using the straight-line method.

                                                  RENTECH, INC. AND SUBSIDIARIES

                                                  SUMMARY OF ACCOUNTING POLICIES

================================================================================


PROPERTY,         Property and equipment is stated at cost. Depreciation and
EQUIPMENT,        amortization expense are computed using the straight-line
DEPRECIATION AND  method over the estimated useful lives of the assets, which
AMORTIZATION      range from three to thirty years, except for leasehold
                  improvements which are amortized over the shorter of the useful life or the remaining lease term. Maintenance and repairs are expensed as incurred. Major renewals and improvements are capitalized. When property and equipment is retired or otherwise disposed of, the asset and accumulated depreciation or amortization are removed from the accounts and the resulting profit or loss is reflected in operations. The
                  Company capitalizes interest cost as part of construction-in-progress. Interest cost capitalized in fiscal
                  1999 was not material.

INVESTMENT IN     The Company has a 10% investment in ITN Energy Systems, Inc.
ITN/ES            The investment is stated at cost. The investment is evaluated periodically and is carried at the lower of cost or estimated net realizable value.

INVESTMENT IN     The Company has a 5% investment in Dresser Engineers &
DRESSER           Constructors, Inc. The investment is stated at cost. The
                  investment is evaluated periodically and is carried at the lower of cost or estimated net realizable value.

TECHNOLOGY        Technology rights are recorded at cost and are being amortized
RIGHTS            on a straight-line method over a 10 year estimated life.

LONG-LIVED        Long-lived assets, identifiable intangibles, and associated
ASSETS            goodwill are reviewed for impairment whenever events or
                  changes in circumstances indicate that the carrying amount may not be recoverable. If the expected future cash flow from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized and measured using the asset's fair value.

REVENUE           Sales of water-based stains sealers and coatings are
RECOGNITION       recognized when the goods are shipped to the customers.

                  Revenues from mud logging services are billed at the completion of the service.

                  Rental income from tenant leases is recognized in the period earned.

                  Laboratory research revenues are recognized upon completion of a project.

                  Royalty fees are recognized when the revenue earning activities that are to be provided by the Company have been performed and no future obligation to perform services exist.

                                                  RENTECH, INC. AND SUBSIDIARIES

                                                  SUMMARY OF ACCOUNTING POLICIES

================================================================================


INCOME TAXES      The Company accounts for income taxes under the liability
                  method which requires an entity to recognize deferred tax assets and liabilities. Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years.

NET LOSS          Statement of Financial Accounting Standards No. 128, "Earnings
PER COMMON        Per Share" ("SFAS No. 128") provides for the calculation of
SHARE             "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income
                  (loss) applicable to common stock by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share.

                  For the years ended September 30, 1999 and 1998, total stock options of 3,265,700 and 3,106,200 and total stock warrants of 1,163,347 and 2,336,007 were not included in the computation of diluted loss per share because their effect was anti-dilutive.

RECLASSIFICATIONS Certain reclassifications have been made to the 1998 financial statements in order for them to conform to the 1999 presentation. Such reclassifications have no impact on the Company's financial position or results of operation.

CONCENTRATIONS    The Company's financial instruments that are exposed to
OF CREDIT RISK    concentrations of credit risk consist primarily of cash and accounts receivable.

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

                                                  RENTECH, INC. AND SUBSIDIARIES

                                                  SUMMARY OF ACCOUNTING POLICIES

================================================================================


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

FAIR VALUE OF     The following methods and assumptions were used to estimate
FINANCIAL         the fair value of each class of financial instruments for
INSTRUMENTS       which it is practicable to estimate that value:

                  Accounts Receivable, Accounts Payable and Accrued Liabilities

                  Fair values of accounts receivables, accounts payable, and accrued liabilities are assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value or they are receivable or payable on demand.

                  Mortgages and Notes Payable

                  Substantially all of these mortgages and notes bear interest at a rates of interest based upon current lending rates of interest at the date they are issued. These interest rates are between 8.25% and 10%.

STOCK OPTION      The Company applies APB Opinion 25, "Accounting for Stock
PLAN              Issued to Employees", and related Interpretations in
                  accounting for all stock option plans. Under APB Opinion 25, compensation cost is recognized for stock options issued to employees when the exercise price of the Company's stock options granted is less than the market price of the underlying common stock on the date of grant.

                  Statement of Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net income
                  (loss) as if compensation cost for the Company's stock options plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123. To provide the required pro forma information, the Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model.

                                                  RENTECH, INC. AND SUBSIDIARIES

                                                  SUMMARY OF ACCOUNTING POLICIES

================================================================================

COMPREHENSIVE     The Company has adopted SFAS No. 130, "Reporting Comprehensive
INCOME            Income". Comprehensive Income is comprised of net loss and all changes to the consolidated statement of stockholders' equity, except those changes made due to investments by stockholders, changes in paid-in capital and distributions to stockholders.
                  The adoption of SFAS No. 130 had no impact on the Company's
                  1999 and 1998 financial statements.

RECENT            The Financial Accounting Standards Board ("FASB") has recently
ACCOUNTING        issued SFAS No. 133 "Accounting for Derivative Instruments and
PRONOUNCEMENTS    Hedging Activities". SFAS No. 133 established standards for recognizing all derivative instruments including those for hedging activities as either assets or liabilities in the statement of financial position and measuring those instruments at fair value. This Statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Management believes the adoption of this statement will have no material impact on the Company's consolidated financial statements.

                                                  RENTECH, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

1. BUSINESS       On June 1, 1999, the Company acquired the assets of Petroleum
   ACQUISITION    Mud Logging, Inc. and Petroleum Well Logging, Inc. ("PML") for
                  $550,000 in cash, $50,000 in the Company's common stock, assumption of debt in the amount of $154,250, a one year note in the amount of $205,000, a two year note in the amount of $400,000 and acquisition costs of $47,812. The acquisition was recorded using the purchase method of accounting by which the assets were valued at fair market value at the date of acquisition. The operating results of this acquisition have been included in the accompanying consolidated financial statements from the date of acquisition. The allocation of the purchase price was as follows:

                  Prepaid shop supplies      $   24,314
                  Property and equipment      1,215,310
                  Goodwill                      167,438
                                             ----------

                  Total purchase price       $1,407,062
                                             ==========

                  The following unaudited pro forma information presents the consolidated results of operations of the Company as if the acquisition of PML occurred at the beginning of fiscal year 1998. The unaudited pro forma financial data does not purport to be indicative of the results which actually would have been obtained had the purchase been effected on the dates indicated or of the results which may be obtained in the future.

                                                  RENTECH, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================



                  Year Ended September 30,              1999              1998
                                                    ------------      ------------
                  Revenues                          $  3,471,080      $  3,168,894
                  Operating expenses                   6,968,210         5,156,283
                  Other expense                           (4,554)          194,037
                                                    ------------      ------------


                  Net loss                            (3,501,684)       (2,181,426)

                  Dividend requirements on
                   preferred stock                       531,932         1,164,992
                                                    ------------      ------------


                  Loss applicable to
                   common stock                     $ (4,033,616)     $ (3,346,418)
                                                    ============      ============



                  Basic and diluted loss per
                   common share from operations     $       (.09)     $      (0.10)
                                                    ============      ============


2. PROPERTY AND   Property and equipment consist of the following:
   EQUIPMENT

                  September 30,                         1999           1998
                                                     ----------     ----------
                  Land and buildings                 $1,782,997     $       --
                  Machinery and equipment             1,332,252        139,753
                  Office furniture and equipment        371,607        165,328
                  Construction-in-progress              129,907             --
                  Vehicles                               95,172         23,117
                  Leasehold improvements                 33,224        172,117
                                                     ----------     ----------


                                                      3,745,159        500,315
                                                     ----------     ----------
                  Less accumulated
                   depreciation and amortization        329,238        180,258
                                                     ----------     ----------

                                                     $3,415,921     $  320,057
                                                     ==========     ==========

                                                  RENTECH, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

3. INVESTMENT     On May 6, 1998, the Company and ITN Energy Systems, Inc.
   IN ITN/ES      ("ITN") agreed to form a venture to design, develop and
                  manufacture active and passive Radio Frequency Identification tags (RFID tags) which have a wide range of applications. This opportunity utilizes thin-film deposition technology developed by ITN.

                  On May 29, 1998, the Company acquired a 10% ownership in ITN. The Company's 10% ownership in ITN includes a 10% ownership interest in the 50% ownership interest of ITN in Global Solar Energy LLC. The other 50% owner of Global Solar Energy LLC is Advanced Energy Technologies, Inc., a wholly-owned subsidiary of Tucson Electric Power Corporation ("TEPC"). TEPC is a wholly-owned subsidiary of UniSource Energy Corporation. Global Solar Energy LLC was established to manufacture and market flexible photovoltaic (PV) modules. The additional consideration paid to ITN was 500,000 shares of the Company's common stock for the derivative interest in Global Solar Energy LLC. The Company's earlier investment with ITN enabled the Company to acquire interests in other technology ventures with ITN.

                  The total consideration paid to ITN in exchange for 10% of ITN's issued and outstanding shares was as follows:

                   - A $200,000 cash deposit plus $52,665 in acquisition costs,

                   - Issuance of 1,700,000 common shares having a market value of $2,728,125 at the date of issuance, and

                   - Issuance of warrants to purchase up to 150,000 additional shares of the Company. The value of the warrants under the Black-Scholes option- pricing model was $98,317.

                  If at any time after nine months from May 29, 1998, ITN elects to sell a portion of its Rentech shares, and if at that time the closing bid price of the Rentech shares is less than $0.40 per share for a period of 20 consecutive days, ITN will have the right to sell up to 1,700,000 of the shares to the Company for cash, during the following 12-month period. The purchase price payable by the Company for each of its shares will be $0.40. In the event that the Company cannot redeem and repurchase the Rentech shares for cash within 60 days of the demand to repurchase, then the Company will reassign to ITN the proportionate amount of ITN shares owned by the Company. ITN may request the Company to redeem up to 1,500,000 Rentech shares per year only once during any 12-month period. On May 29, 1998, the Company advanced ITN 200,000 shares prior to the closing. On July 1, 1998 the Company finalized the purchase of 10% of ITN and issued the additional 500,000 shares and released 1,000,000 shares from escrow.

                                                  RENTECH, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


4. INVESTMENT     On September 28, 1999, the Company issued 3,680,168 shares of
   IN DRESSER     its common stock for a 5% ownership in the common stock of a privately held company called Dresser Engineers &
                  Constructors, Inc. ("Dresser"), and incurred $2,072 in acquisition costs. The Company valued its investment in Dresser based on the Company's common stock market value of $1,838,012 at the date of issuance. Dresser will have exclusive rights to provide engineering services and to design and construct the synthesis reactor modules for natural gas-to-liquids plants that use the Rentech GTL Technology.


5. LONG-TERM      Long-term debt consists of the following:
   DEBT



                  September 30,                                                             1999                       1998
                                                                                         -----------                ------------


                  Promissory note dated June 1, 1999; monthly principal and
                  interest payments of $18,590 and interest of 9.75% as of
                  September 30, 1999, unpaid principal and accrued interest due
                  July 1, 2001; collateralized by assets of PML and guaranteed
                  by the Company (1).                                                     $  361,580                 $        --

                  Promissory note dated June 1, 1999; interest of 9.75% as of
                  September 30, 1999, unpaid principal and accrued interest due
                  July 1, 2000; collateralized by assets of PML and guaranteed
                  by the Company (1).                                                        206,464                          --

                  Mortgage dated February 8, 1999; monthly principal and
                  interest payments of $7,517 and interest of 8.25% as of
                  September 30, 1999, unpaid principal and accrued interest due
                  March 1, 2029; collateralized by land and building.                        992,105                          --

                  Mortgage dated August 1, 1997; monthly principal and interest payments of $988 and interest of 9.00% as of September 30,
                  1999, unpaid principal and accrued interest due August 1,
                  2001; collateralized by land and building (1).                              69,353                          --

                                                  RENTECH, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


                  September 30, (continued)                                                 1999                       1998
                                                                                          -----------              -----------


                  Promissory note dated November 27, 1998; monthly principal and interest payments of $2,000 and interest of 10.00% as of
                  September 30, 1999, unpaid principal and accrued interest due
                  February 25, 2000; collateralized by substantially all assets
                  of PML (1).                                                                  11,846                       --

                  Promissory note dated December 3, 1997; monthly principal and interest payments of $693 and interest of 8.5% as of September
                  30, 1999, unpaid principal and accrued interest due December
                  2, 2002; collateralized by an automobile (1).                                23,638                       --

                  Promissory note dated January 16, 1997; monthly principal and interest payments of $466 and interest of 9.5% as of September
                  30, 1999, unpaid principal and accrued interest due February
                  2, 2002; collateralized by a truck (1).                                      12,127                       --

                  Promissory note dated May 24, 1996; monthly principal and
                  interest payments of $528 and interest of 9.75% as of
                  September 30, 1999, unpaid principal and accrued interest due
                  June 8, 2000; collateralized by a truck (1).                                  4,582                       --
                                                                                           ----------                 --------


                  Total long-term debt                                                      1,681,695                       --

                  Less current maturities                                                     444,026                       --
                                                                                           ----------                 --------

                  Long-term debt, less current maturities                                  $1,237,669                 $     --
                                                                                           ==========                 ========


                  (1) During June 1999, the Company acquired the assets of PML and assumed certain long-term debt (see Note 1).

                                                  RENTECH, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

                  Future maturities of long-term debt as of September 30, 1999 are as follows:

                  Years ending September 30,                                    1999
                                                                            ----------


                  2000                                                      $  444,026
                  2001                                                         250,685
                  2002                                                          21,033
                  2003                                                          14,132
                  2004                                                          12,933
                  Thereafter                                                   938,886
                                                                            ----------

                                                                            $1,681,695
                                                                            ==========

6. STOCKHOLDERS'  Preferred Stock
   EQUITY

                  During fiscal 1998, the Company amended its articles of incorporation authorizing the issuance of 200,000 shares of Series A Preferred Stock and 800,000 shares of Series B Preferred Stock.

                  During fiscal 1998, the Company issued 200,000 shares of Series A Preferred Stock at $10.00 per share together with warrants to purchase 200,000 shares of Series B Preferred stock and, at the option of the Company, up to an additional 600,000 shares of Series B Preferred Stock at $10.00 per share. The warrants issued to the Series A Preferred stockholders were deemed to be nominal in value. The Company received $2,000,000 in cash before offering costs of $336,083. The Series A Preferred Stock pays a dividend of 9% per year and is convertible over 18 months into common stock at the lesser of the average closing bid price of the common stock for the five trading days preceding the purchase of the preferred shares; average closing bid price of the common stock for the five days preceding the date of the final sale of the preferred shares by the Company; or at 82.5% of the average closing bid for the five trading days preceding the conversion of the Series A Preferred Stock into common stock. The Company recorded a deemed dividend of $424,242 when it issued the Series A Preferred Stock. During fiscal 1998, certain holders of the Series A Preferred Stock converted 150,000 of their shares plus $57,716 in accrued dividends into 1,540,014 common shares of the Company. During fiscal 1999, certain holders of the Series A Preferred Stock converted their remaining 50,000 shares plus $55,761 in accrued dividends into 782,617 common shares of the Company.

                                                  RENTECH, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


===============================================================================


                 The warrants provide for the purchasers of the Series A Preferred Stock, during the 18 months after purchase of the Series A Preferred Stock, to purchase 200,000 shares of the Series B Preferred Stock at $10 per share and provide the Company during the same period the option to sell to the purchasers an additional 600,000 shares of the Series B Preferred Stock at $10.00 per share. The Company has no obligation to sell any of the 600,000 shares of the Series B Preferred Stock to the purchasers. The Company does not have to sell any of the 800,000 shares of the Series B Preferred Stock to the purchasers if certain conditions occur, primarily related to volume and the price of the common stock in the market. The Company has no obligation to sell any of the 800,000 shares of the Series B Preferred Stock if the average daily share price for the common stock for the 10 trading days prior to the sale is less than $1.00 per share. The Series B Preferred Stock pays a dividend of 9% per year and is convertible into common stock at 82.5% of the average closing bid for the five trading days preceding the date of conversion.

                 During fiscal 1998, the Company issued 300,000 shares of Series B Preferred stock for $3,000,000 in cash before offering costs of $360,489. The Company recorded a deemed dividend of $636,363 when it issued the Series B Preferred Stock. During fiscal 1998, certain holders of the Series B Preferred Stock converted 192,500 of their shares plus $12,324 in accrued dividends into 2,164,987 common shares of the Company.

                 During fiscal 1999, the Company issued 208,332 shares of Series B Preferred stock for $2,083,320 in cash before offering costs of $248,476. The Company recorded a deemed dividend of $440,033 when it issued the Series B Preferred Stock. During fiscal 1999, certain holders of the Series B Preferred Stock converted 182,500 of their shares plus $33,062 in accrued dividends into 3,444,560 common shares of the Company.

                 The Series A and B Preferred Stock are not redeemable prior to September 30, 1999. Thereafter, the Company under the sole authority of its board of directors may elect to redeem the Series A and B Preferred Stock, in whole or in part, for cash equal to $11.50 per share plus any accumulated and unpaid dividends.

                 During fiscal 1999, the Company amended its articles of incorporation authorizing the issuance of 500,000 shares of Series 1998-C Participating Cumulative Preferred Stock ("Series C Preferred Stock"). The holders of the Series C Preferred Stock are entitled to dividends in the event that the Company declares a dividend or distribution on the common stock. The holders of Series C Preferred Stock are entitled to vote on all matters submitted to a vote of the

                                                  RENTECH, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


===============================================================================


                 stockholders of the Company. Whenever dividends on the Series C Preferred Stock are in arrears for six quarterly dividends, the holders of such stock (voting as a class) have the right to elect two directors of the Company until all cumulative dividends have been paid in full.

                 Common Stock

                 During fiscal 1998, the Company issued 2,824,442 shares of its common stock upon exercise of 722,500 and 2,101,942 in stock options and stock warrants for cash proceeds of $725,971.

                 During fiscal 1998, the Company issued 200,000 shares of its common stock with a market value of $162,500 as partial consideration to reacquire all rights that RIG86 held to market, develop, license or sublicense the Rentech process technology in the countries comprising the Association of South East Asian Nations.

                 During fiscal 1998, the Company issued 166,000 shares of its common stock with a market value of $223,033 in payment for services, of which $128,125 is for future services.

                 During fiscal 1999 the Company issued 940,110 shares of its common stock upon exercise of 120,500 and 819,610 in stock options and stock warrants for cash proceeds of $262,319.

                 During fiscal 1999, the Company issued 100,000 shares of its common stock with a market value of $50,000 as partial consideration to acquire the net assets of PML (See Note 1).

                 During fiscal 1999, the Company recorded the issuance of 150,000 of its common stock for cash proceeds of $50,000 in recognition of settlement of a legal action in favor of the Company pertaining to a misrepresentation of services during 1996, in which a consultant did not perform the agreed upon services.

                 During fiscal 1999, the Company issued 100,000 shares of its common stock with a market value of $62,500 in payment for director's fees.

                                                  RENTECH, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


===============================================================================


                 Stock Options and Stock Warrants

                 At September 30, 1999, the Company has four stock option plans, which are described below.

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

                 In October 1997, warrants to purchase 200,000 shares were issued as partial consideration to reacquire all rights that RIG 86 held to market, develop, license or sublicense the Rentech process technology in the countries comprising the Association of South East Asian Nations. The warrants can be exercised at $.25 per share and expire on March 3, 2000. The Company recorded the $125,246 fair value of the warrants to technology rights.

                 In October 1997, warrants to purchase 233,959 shares were issued as part of the consideration for the 1997 private placement of convertible notes payable. These warrants can be exercised at $.33 per share through October 14, 2002. The Company recorded $279,723 in offering costs associated with this private placement.

                                                  RENTECH, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


===============================================================================


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

                 In March 1999, warrants to purchase 750,000 shares were issued as partial consideration for public relations services to be provided to the Company. The warrants can be exercised at $1.00 per share through March 20, 2002. The Company recorded the $81,143 fair value of the warrants to public relations expense.

                 In July 1999, the Company issued options to purchase 25,000 of the Company's $.01 par value common shares in connection with consulting services. These options may be exercised at $.625 per share through July 11, 2004. The Company recorded the $7,152 fair value of the options to consulting expense.

                 The following table summarizes information on stock option activity:

                                                                                  Weighted
                                                                                  Average
                                                                  Exercise        Exercise
                                                   Number of        Price           Price       Expiration
                 Outstanding at                     Shares        Per Share       Per Share       Dates
                                                   ---------      ---------       ---------     ----------
                 1990 Stock Option Plan

                 Outstanding at
                  October 1, 1997                   740,988      $.1875-$1.88      $ .50         1998-2002
                  Exercised                         (75,000)     $.1875-$1.88      $.668                --
                  Expired                           (95,988)     $       1.88      $1.88                --
                                                   --------      ------------      -----        ----------

                 Outstanding at
                  September 30, 1998                570,000      $.1875-$ .30      $ .24         2001-2002
                                                   --------      ------------      -----        ----------

                 Outstanding at
                  September 30, 1999                570,000      $.1875-$ .30      $ .24         2001-2002
                                                   ========      ============      =====        ==========


                                                  RENTECH, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


===============================================================================

                                                                           Weighted
                                                                           Average
                                                            Exercise       Exercise
                                            Number of        Price          Price        Expiration
                 Outstanding at              Shares        Per Share       Per Share       Dates
                                            ---------      ---------       ---------     ----------
                 1994 Stock Option Plan

                 Outstanding at
                  October 1, 1997              292,000      $.1875-$1.27      $  .59     2000-2002
                  Exercised                    (20,000)     $.1875-$ .25      $ .219            --
                                            ----------      ------------      ------     ---------

                 Outstanding at
                  September 30, 1998           272,000      $.1875-$1.27      $  .62     2000-2002
                  Granted                        8,000      $.6250            $.6250          2004
                                            ----------      ------------      ------     ---------

                 Outstanding at
                  September 30, 1999           280,000      $.1875-$1.27      $  .62     2000-2004
                                            ==========      ============      ======     =========

                 1996 Stock Option Plan

                 Outstanding at
                  October 1, 1997              450,000      $.01-$   .30      $  .19     1999-2002
                  Granted                       20,000      $.82              $  .82          2003
                  Exercised                   (160,000)     $.01-$ .1875      $ .021            --
                                            ----------      ------------      ------     ---------

                 Outstanding at
                  September 30, 1998           310,000      $.1875-$ .82      $ .312     2001-2003
                  Granted                       30,000      $.625             $ .625          2004
                                            ----------      ------------      ------     ---------


                 Outstanding at
                  September 30, 1999           340,000      $.1875-$ .82      $ .339     2001-2004
                                            ==========      ============      ======     =========


                 1998 Stock Option Plan

                 Outstanding at
                  October 1, 1997                   --                --          --            --
                  Granted                      181,000      $.30-$  1.78      $ .823          2003
                                            ----------      ------------      ------     ---------


                 Outstanding at
                  September 30, 1998           181,000      $.30-$  1.78      $ .823          2003
                  Granted                      167,000      $.625             $ .625          2004
                                            ----------      ------------      ------     ---------


                 Outstanding at
                  September 30,1999            348,000      $.30-$  1.78      $ .773     2003-2004
                                            ==========      ============      ======     =========

                 Other Stock Options

                 Outstanding at
                  October 1, 1997            2,133,200      $.01-$   .30      $  .13     1998-2000
                  Granted                      107,500      $.35-$   .75      $ .722     1998-2002
                  Exercised                   (467,500)     $.01-$   .30      $ .134            --
                                            ----------      ------------      ------     ---------


                 Outstanding at
                  September 30, 1998         1,733,200      $.125-$  .75     $   .17     1999-2002
                  Granted                       75,000      $       .625     $  .625          2004
                  Exercised                   (120,500)     $.125-$  .25     $  .233            --
                                            ----------      ------------     -------     ---------


                                                  RENTECH, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


===============================================================================


                                                                                    Weighted
                                                                                     Average
                                                                      Exercise      Exercise
                                                      Number of         Price         Price     Expiration
                 Outstanding at                         Shares        Per Share     Per Share     Dates
                                                      ----------    -------------   ---------   ----------

                 Outstanding at
                  September 30, 1999                  1,727,700     $.125-$ .75     $.211       2000-2004
                                                      =========     ===========     =====       =========


                 Total stock options outstanding,
                  September 30, 1999                  3,265,700     $.125-$1.78     $.306       2000-2004
                                                      =========     ===========     =====       =========




                 The following table summarizes information on stock warrant activity:

                                                                           Weighted
                                                                            Average
                                                           Exercise        Exercise
                                         Number of           Price           Price       Expiration
                 Outstanding at            Shares          Per Share       Per Share       Dates
                                         ----------      -------------     ---------     ----------
                 Stock Warrants

                 Outstanding at
                  October 1, 1997         3,423,456      $.2686-$.3564     $  .29              1999
                  Granted                   983,959      $  .25-$1.641     $ .643         1999-2003
                  Exercised              (2,071,408)     $  .25-$.3564     $ .292                --
                                         ----------      -------------     ------        ----------


                 Outstanding at
                  September 30, 1998      2,336,007      $  .25-$1.641     $ .433         1999-2003
                  Granted                   750,000      $ 1.00            $ 1.00              2002
                  Exercised                (819,610)     $.2812-$.3564     $.2825                --
                  Expired                (1,103,050)     $.2686-$.3564     $ .289                --
                                         ----------      -------------     ------         ---------

                 Outstanding at
                  September 30, 1999      1,163,347      $  .25-$1.641     $1.041         1999-2003
                                         ==========      =============     ======         =========




                                             Options          Warrants
                                            ----------      -------------

                 Weighted average fair
                  value of options and
                  warrants granted
                  during 1999                   $ 0.52             $ 0.11

                 Weighted average fair
                  value of options and
                  warrants granted
                  during 1998                   $ 0.40             $ 0.62

                                            ==========      =============


                                                  RENTECH, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


===============================================================================


                 The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for the plans. Under APB Opinion 25, when the exercise price of the Company's employee stock options is less than the market price of the underlying stock on the date of grant, compensation cost is recognized.

                 FASB Statement 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), requires the Company to provide pro forma information regarding net loss and net loss per share as if compensation costs for the Company's stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999 and 1998, respectively; dividend yield of 0 percent for all years; expected volatility of 39 to 43 percent in 1999 and 25 to 43 percent in 1998; risk-free interest rates of 5.16 to 5.62 percent in 1999 and 5.14 to 6.22 percent in 1998; and expected lives of 3 to 5 years in 1999 and 2 to 5 years in 1998 for the Plans and stock awards.

                 Under the accounting provisions for SFAS No. 123, the Company's net loss and net loss per share would have been increased by the pro forma amounts indicated below:


                 Years Ended September 30,                      1999               1998
                                                        ------------       ------------


                 Loss applicable to common stock:
                  As reported                           $ (3,974,593)      $ (3,345,847)
                  Pro forma                             $ (4,112,355)      $ (3,415,072)
                 Loss per common share:
                       As reported                      $       (.09)      $       (.10)
                       Pro forma                        $       (.09)      $       (.10)
                                                        ============       ============


                                                  RENTECH, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


===============================================================================


                 The following information summarizes stock options outstanding and exercisable at September 30, 1999.

                                              Outstanding                                Exercisable
                                              -----------                                -----------
                                                              Weighted Average
                                                              ----------------
                                                         Remaining                                Weighted
                          Range of         Number       Contractual     Exercise    Number        Average
                       Exercise Prices   Outstanding   Life in years     Price    Exercisable     Exercise
                       ---------------   -----------   -------------    --------  -----------     --------
                       $.125-$1.27         1,652,700        1           $    .19    1,652,700      $   .19
                       $.1875-$.30         1,032,000        3           $    .25    1,032,000      $   .25
                       $.6250                280,000        5           $   .625      280,000      $  .625
                       $.75-$1.78            301,000        4           $    .80      301,000      $   .80
                       ---------------  ------------   -------------    --------  -----------     --------



                       $.125-$1.78         3,265,700        2.25        $    .30    3,265,700      $   .30
                       ===============  ============   =============    ========  ===========      =======



                 The following information summarizes stock warrants outstanding and exercisable at September 30, 1999.

                                     Outstanding                                      Exercisable
                                     -----------                                      -----------
                                                              Weighted Average
                                                              ----------------
                                                         Remaining                                Weighted
                          Range of         Number       Contractual    Exercise     Number        Average
                       Exercise Prices   Outstanding   Life in years     Price    Exercisable     Exercise
                       ---------------   -----------   -------------   --------   -----------     --------
                        $.25-$1.00           263,347         1          $   .82       263,347       $  .82
                        $1.00                750,000         3          $  1.00       750,000       $ 1.00
                        $1.64                150,000         4          $  1.64       150,000       $ 1.64
                        --------------   -----------   -------------   --------   -----------     --------


                        $.25-$1.64         1,163,347         2.67       $  1.04     1,163,347      $  1.04
                        ==============    ==========   =============    =======   ===========     ========




                 Stockholder Rights Plan

                 On October 28, 1998, the Company announced the adoption of a Stockholder Rights Plan, intended to protect from unfair or coercive takeover attempts. The Rights become exercisable only if a tender offer is made. The grant of the rights was made to stockholders of record on November 10, 1999.

                                                  RENTECH, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


===============================================================================



7. COMMITMENTS   Employment Agreements

                 The Company has entered into employment agreements that extend to March 14, 2000 through March 31, 2002 with six of its officers. The employment agreements set forth annual compensation to the six officers of between $130,000 and $190,000 each. Compensation is adjusted annually based on the cost of living index.

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

                 On January 1, 1998, the Company established a 401(k) plan. Employees who are at least 21 years of age are eligible to participate in the plan and share in the employer matching contribution. The employer is currently matching 50% of the first 6% of the participant's salary deferrals. All participants who have completed 1000 hours of service and who are employed on the last day of the plan year are eligible to share in the non-matching employer contributions. Employer matching and non-matching contributions vest immediately in years in which the plan is not top heavy. During years in which the plan is top heavy, employer matching and non-matching contributions vest 100% after three years of service. The Company contributed $35,265 and $14,352 to the plan for the years ended September 30, 1999 and 1998.

                 Operating Leases

                 The Company leases office space under a noncancelable operating lease which expires October 31, 2003, with a renewal option for an additional five years. The Company also leases office and warehouse space for its Okon operation, under a lease which expires during March 2000. The lease contains a renewal option for an additional three years. In addition, provided that Okon is not in default under the lease, Okon has the option to purchase the facility at any time during the lease term. The Company also has various operating leases which expire through August 2005.

                 Future minimum lease payments as of September 30, 1999 are as follows:

                 Years Ending September 30,

                 2000                         $167,000
                 2001                          147,000
                 2002                          134,000
                 2003                          134,000
                 2004                           22,000
                 ----                           ------

                 Total                        $604,000
                 =====                        ========



                 Total lease expense for the years ended September 30, 1999 and 1998 was approximately $156,000 and $63,000.

                 The Company leases a majority of its building located in Denver, Colorado, to third parties. The Company accounts for these leases as operating leases. The leases expire from December 31, 2000 to April 30, 2003. Future minimum lease payment receivables under non-cancelable leasing arrangements as of September 30, 1999 are as follows:

                 Years Ending September 30,    Amount
                                              --------

                 2000                         $103,000
                 2001                           88,000
                 2002                           86,000
                 2003                           51,000
                 ----                         --------

                 Total                        $328,000
                 =====                        ========


                                                  RENTECH, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


===============================================================================


                 Letter of Intent

                 On April 16, 1999, the Company entered into a letter of intent, to acquire 51% of the stock of REN Corporation ("REN") for approximately $1,200,000. As of September 30, 1999, the Company had loaned $300,000 to REN. The note is included in deposits and other assets as of September 30, 1999. The note bears interest at 8% and is collateralized by the assets of REN. Upon closing of this transaction, the note receivable will be applied to the purchase price. If the transaction does not close, then REN is to repay the note no later than six months from the Company's written notice that the purchase will not be completed.

                 The final agreement is subject to the completion of the Company's due diligence, the funding of the purchase and approval by the management of each company.


8. INCOME        There was no provision for income taxes required for the years
   TAXES         ended September 30, 1999 and 1998 due to operating losses in those years. At September 30, 1999, the Company had available net operating loss carry forwards and capital loss carry forwards of approximately $12,011,000 and $238,000 for tax reporting purposes. The operating loss carry forwards expire through 2019, and the capital loss carry forwards expire in 2000. These carry forwards are subject to various limitations imposed by the rules and regulations of the Internal Revenue
                 Service.

                 There were no tax credits established in the statements of operations since the Company has a 100 percent valuation allowance for the tax benefit of net deductible temporary differences and operating loss carry forwards. Management is not able to determine if it is more likely than not that the deferred tax assets will be realized. The Company has deferred tax assets with

                                                  RENTECH, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


                  a 100 percent valuation allowance at September 30, 1999 and 1998. The tax effect on the components is as follows:

                  September 30,                                     1999              1998
                                                                ------------      ------------
                  Net operating loss carry forwards             $  4,343,000      $  3,197,000
                  Capital loss carry forwards                         89,000            89,000
                  Compensation expense for common
                        stock options and common stock
                        not allowed for income tax purposes           79,000            46,000

                  Accruals for financial statement
                        purposes not allowed for income
                        taxes - cash basis                             3,000            59,000
                  Basis difference relating to
                        licensed technology                          343,000           265,000
                  Basis difference in property and
                        equipment                                    (19,000)          (62,000)
                  Basis difference in other assets                   (30,000)          (19,000)
                  Basis difference in goodwill                       (14,000)               --
                  Basis difference in technology rights                8,000             7,000
                  Basis difference relating to Synhytech
                        plant held for sale                           75,000            75,000
                                                                ------------      ------------

                                                                   4,877,000         3,657,000

                  Valuation allowance                           $ (4,877,000)     $ (3,657,000)
                                                                ============      ============


                  A reconciliation of the income taxes at the federal statutory rate to the effective tax rate is as follows:

                  Years Ended September 30,                   1999              1998
                                                          ------------      ------------
                  Federal income tax benefit computed
                        at the Federal statutory rate     $ (1,171,000)     $   (741,000)
                  State income tax benefit net of
                        Federal benefit                        (59,000)          (39,400)
                  Other - permanent differences                 10,000            22,500
                  Change in valuation allowance              1,220,000           757,900
                                                          ------------      ------------

                  Income tax benefit                      $         --      $         --
                                                          ============      ============

                                                  RENTECH, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


9. SUPPLEMENTAL   Years Ended September 30,          1999             1998
   DATA TO                                       ------------     ------------
   STATEMENTS OF
   CASH FLOWS     Cash payments for interest     $     75,936     $     89,411
                                                 ============     ============

                  Excluded from the statements of cash flows for the years ended September 30, 1999 and 1998 were the effects of certain noncash investing and financing activities as follows:

                  Years Ended September 30,              1999           1998
                                                      ----------     ----------

                  Issuance of common stock from
                        conversion of preferred
                        stock and dividends           $2,853,855     $4,555,645
                  Issuance of common stock for
                        interest expense on
                        convertible notes payable     $       --     $   45,621
                  Issuance of common stock for
                        redemption of convertible
                        notes payable                 $       --     $  620,500
                  Issuance of common stock for
                        services                      $   62,500     $   94,908
                  Issuance of common stock for
                        investment in ITN/ES          $       --     $2,728,125
                  Issuance of common stock for
                        investment in Dresser         $1,838,012     $       --
                  Issuance of common stock for
                        acquisition of business       $   50,000     $       --
                  Issuance of common stock for
                        prepaid expenses              $       --     $  128,125
                  Issuance of common stock for
                        technology rights             $       --     $  162,500
                  Issuance of stock warrants for
                        investment in ITN/ES          $       --     $   93,317
                  Issuance of stock warrants for
                        technology rights             $       --     $  125,246
                  Issuance of stock warrants for
                        offering costs                $       --     $  375,480


                                                  RENTECH, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


                  Years Ended September 30,(continued)       1999         1998
                                                           --------     --------
                  Issuance of stock warrants for
                        prepaid expenses                   $ 81,143           --
                  Issuance of stock options for
                        services                              7,152     $ 52,933
                  Property and equipment financed
                        with accounts payable              $     --     $138,893
                  Increase in accrued dividends            $  3,075     $ 34,347
                  Accounts receivable offset with
                        accrued liability                  $     --     $ 24,000
                  Purchase of land and building
                        financed with mortgage payable     $989,100     $     --
                  Long-term debt issued in connection
                        with the business acquisition      $605,000     $     --
                  Long-term debt assumed in connection
                        with the business acquisition      $154,250     $     --
                                                           ========     ========

10. SEGMENT       The Company has adopted Statement of Financial Accounting
    INFORMATION   Standards No. 131, "Disclosures about Segments of an
                  Enterprise and Related Information" ("SFAS No. 131"). SFAS No.
                  131 established revised standards for public companies relating to the reporting of financial and descriptive information about their operating segments in financial statements. The Company operates in four business segments as follows:

                  o Paint - The Company manufactures and distributes water-based stains, sealers and coatings.

                  o Alternative Fuels - The Company develops and markets processes for conversion of low-value, carbon-bearing solids or gases into valuable liquid hydrocarbons.

                  o Mud Logging Services - The Company is in the business of logging the progress of drilling operations for the oil and gas industry.

                  o Real Estate - The Company leases office and warehouse space to third parties.

                                                  RENTECH, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

                  The Company's reportable operating segments have been determined in accordance with the Company's internal management structure, which is organized based on operating activities. The accounting policies of the operating segments are the same as those described in the summary of accounting policies. The Company evaluates performance based upon several factors, of which the primary financial measure is segment operating income.

                  Years Ended September 30,              1999              1998
                                                     ------------      ------------
                  Revenues:
                        Paint                        $  1,960,764      $  1,987,586
                        Alternative Fuels                 551,246                --
                        Mud Logging Services              295,512                --
                        Real Estate                        73,378                --
                                                     ------------      ------------


                                                     $  2,880,900      $  1,987,586
                                                     ============      ============

                  Operating Income (Loss):
                        Paint                        $    195,018      $    337,270
                        Alternative Fuels              (3,598,275)       (2,324,088)
                        Mud Logging Services              (80,502)               --
                        Real Estate                        41,367                --
                                                     ------------      ------------


                                                     $ (3,442,392)     $ (1,986,818)
                                                     ============      ============


                  Depreciation and amortization:
                        Paint                        $    105,594      $    102,798
                        Alternative Fuels                 320,433           288,852
                        Mud Logging Services               35,117                --
                        Real Estate                        27,569                --
                                                     ------------      ------------

                                                     $    488,713      $    391,650
                                                     ============      ============

                                                  RENTECH, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================



                  Years Ended September 30, (continued)                     1999             1998
                                                                        ------------     ------------
                  Expenditures for additions and long-lived assets:
                        Paint                                           $      9,059     $    175,484
                        Alternative Fuels                                    602,115          463,230
                        Mud Logging Services                               1,385,185               --
                        Real Estate                                        1,429,713               --
                                                                        ------------     ------------
                                                                        $  3,426,072     $    638,714
                                                                        ============     ============

                  Total assets:
                        Paint                                           $  1,489,599     $  1,610,200
                        Alternative Fuels                                  8,804,273        9,105,050
                        Mud Logging Services                               1,487,951               --
                        Real Estate                                        1,428,158               --
                                                                        ------------     ------------
                                                                        $ 13,209,981     $ 10,715,250
                                                                        ============     ============


11. SIGNIFICANT   As of September 30, 1999 two customers accounted for 26% and
    CUSTOMERS     12% of total accounts receivable and two customers accounted for 29% and 17% of total revenues. As of September 30, 1998, two customers accounted for 23% and 18% of accounts receivable and two customers accounted for 41% and 24% of total revenues.

12. SUBSEQUENT    Private Placement
    EVENTS
                  On October 12, 1999 the Company began offering for sale its common stock in a private placement memorandum for the purpose of raising $7,500,000. First Union Securities is the placement agent for this offering. The Company is offering for sale
                  Units consisting of four shares of its $.01 par value common stock and one redeemable stock purchase warrant for the purchase of one share of common stock. The purchase price is $2.40 per Unit. The Company has granted the placement agent an option, exercisable within 45 days from the date of the memorandum, to purchase shares of common stock equal to 15% of the shares included in the Units sold, to cover over-allotments, if any, sold to investors in this offering.

                                                  RENTECH, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


                  The stock purchase warrants entitle investors to purchase one share of the Company's common stock at an exercise price of $1.20 for a period of five years from the date of this memorandum. The warrants may be redeemed for $.05 per warrant by the Company at any time prior to their expiration date upon written notice 30 days in advance to the holders of the warrants if the market price of the common stock exceeds 120% of the exercise price of the Warrants for a period of 20 consecutive trading days prior to a call for redemption by the Company, and if the holders do not exercise their warrant during the 30-day period. The warrants include anti-dilutive provisions. The holders of shares of common stock, the additional shares of common stock to be issued upon exercise of the warrants and any over-allotment shares will be entitled to piggyback registration rights and the provisions of the Company's stockholder Rights Plan (see Note 6).

                  As of January 12, 2000 the Company has raised $1,600,000 from this private placement memorandum, and has an additional $600,000 in subscription agreements to be funded in January 2000.

                  Purchase of Sand Creek Facility

                  On January 7, 2000, the Company and Republic Financial Corporation ("Republic") purchased the "Sand Creek" methanol facility and all the supporting infrastructure, buildings, and the underlying 17-acre site. The Company and Republic are developing a plan to convert the facility to a gas-to-liquids
                  (GTL) plant making Fischer-Tropsch diesel, naphtha, petroleum waxes and other products.

                  The new owner of the facility will be Sand Creek Energy, LLC ("SCE") which is 50 percent owned by Rentech Development Corp., a newly formed, wholly-owned subsidiary of the Company, and 50 percent owned by RFC-Sand Creek Development, LLC, a wholly-owned subsidiary of Republic Financial Corporation.

                                  EXHIBIT INDEX


The following exhibits are filed with this Form 10-KSB or incorporated herein by the following references:

EXHIBIT
NUMBER            DESCRIPTION
-------           -----------
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

EX-3.(I).3        Articles of Amendment dated January 26, 1998 to Articles of
                  Incorporation
                  -Preferences, Limitations and Relative Rights of Convertible
                  Stock, Series 1998-B of Rentech, Inc. (incorporated herein by reference from Exhibit No. 3.(I).2 to Registrant's Form 10-KSB filed with the SEC on January 13, 1999).

EX-3.(I).4        Articles of Amendment dated December 4, 1998 to Articles of
                  Incorporation
                  -Designation, Preferences and Rights of Series 1998-C
                  Participating Cumulative Preference Stock of Rentech, Inc.
                  pertaining to its Shareholder Rights Plan (incorporated herein by reference from Exhibit No. 3.(I).4 to Registrant's Form
                  10-KSB filed with the Securities and Exchange Commission on
                  January 13, 1999).

EX-3.(ii)         Bylaws dated January 19, 1999.

EX-4.1 Shareholder Rights Plan dated November 10, 1998 (incorporated herein by reference from the exhibits to Current Report on Form 8-K filed with the Securities and Exchange Commission on November 19, 1998).

EX-4.2 Form of Warrant issued to investors in the 1999 private placement of securities.

EX-4.3 Form of Registration Rights Agreement issued to investors in the 1999 private placement of securities.

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

EX-10.5           1998 Stock Option Plan (incorporated herein by reference from
                  Exhibit 10.5 to Registrant's Form 10-KSB filed with the
                  Securities and Exchange Commission on January 13, 1999).

EX-10.6           Form of employment contract with Charles B. Benham, Dennis L.
                  Yakobson, Ronald C. Butz, James P. Samuels and Mark Bohn.

EX-10.7 Articles of Organization of ITN Electronic Substrates LLC dated August 14, 1997 (incorporated by reference from Exhibit
                  10.6 to Registrant's Form 10-KSB/A Amendment No. One filed with the Securities and Exchange Commission on October 31,
                  1997).

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

EX-10.10          License Agreement between Rentech, Inc. and Texaco Natural
                  Gas, Inc. dated October 8, 1998 (incorporated herein by reference from Exhibit 10.10 to Registrant's Form 10- KSB filed with the Securities and Exchange Commission on January
                  13, 1999). *Portions of the exhibit were omitted pursuant to a Request for Confidential Treatment.

EX-23.1           Consent of Independent Certified Public Accountants.

EX-27             Financial Data Schedule.