Form 10QSB
period 1999-12-31
RENTECH INC /CO/
filed 2000-02-14
CIK 868725

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the quarterly period ended December 31, 1999

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

     The number of shares outstanding of each of the issuer's classes of common equity, as of December 31, 1999: common stock - 52,619,372.

                                  RENTECH, INC.
                          FORM 10-QSB QUARTERLY REPORT

                                Table of Contents


                                                   PART I - FINANCIAL INFORMATION



Item 1.           Consolidated Financial Statements:

                  Consolidated Balance Sheets as of December 31, 1999
                  and September 30 1999.....................................................................................3

                  Consolidated Statements of Operations for the three months ended December 31, 1999 and December 31, 1998.............................................................5

                  Consolidated Statement of Stockholders' Equity for
                  the three months ended December 31, 1999..................................................................6

                  Consolidated Statements of Cash Flows for the three
                  months ended December 31, 1999 and December 31, 1998......................................................7

                  Notes to the Consolidated Financial Statements............................................................8

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations......................................................................12

                                                    PART II - OTHER INFORMATION

Item 1.           Legal Proceedings - None.................................................................................16

Item 2.           Change in Securities.....................................................................................16

Item 3.           Defaults Upon Senior Securities - None...................................................................16

Item 4.           Submission of Matters to a Vote of Security Holders - None...............................................16

Item 5.           Other Information - None.................................................................................16

Item 6.           Exhibits and Reports on Form 8-K.........................................................................16


                  (a)      Exhibits - None


RENTECH, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

                                                                           December 31,   September 30,
                                                                              1999            1999
                                                                           (Unaudited)
                                                                           -----------     -----------

ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                             $   903,762     $   308,182
     Accounts receivable , net of $2,600 and $2,000
        allowance for doubtful accounts                                        445,014         374,683
     Other receivables                                                             -0-          59,378
     Inventories                                                                79,877          90,482
     Prepaid expenses and other current assets                                 345,975         184,998
                                                                           -----------     -----------
Total Current Assets                                                         1,774,628       1,017,723
                                                                           -----------     -----------

PROPERTY AND EQUIPMENT
     Property and equipment, net of accumulated
            depreciation of $390,643 and $329,238 as of December 31,
            1999 and September 30, 1999                                      3,446,303       3,415,921
                                                                           -----------     -----------

OTHER ASSETS
     Licensed technology, net of accumulated
            amortization of $1,458,880 and $1,401,604 as of December 31,
            1999 and September 30, 1999                                      1,972,268       2,029,454
     Goodwill, net of accumulated amortization
            of $230,724 and $207,771 as of December 31,
            1999 and September 30,1999                                       1,146,429       1,169,382
     Investment in ITN/ES                                                    3,079,107       3,079,107
     Investment in Dresser                                                   1,840,084       1,840,084
     Technology rights, net of accumulated
            amortization of $62,690 and $55,907                                225,056         231,839
     Deposits and other assets                                                 440,890         426,471
                                                                           -----------     -----------

Total Other Assets                                                           8,703,834       8,776,337
                                                                           -----------     -----------
Total Assets                                                               $13,924,765     $13,209,981
                                                                           ===========     ===========

See notes to the consolidated financial statements

RENTECH, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (continued)

                                                                                   December 31,    September 30,
                                                                                      1999             1999
                                                                                   (Unaudited)
                                                                                   ------------    ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                              $    323,812    $    344,696
     Accrued liabilities                                                                136,737         113,544
     Current portion of long-term debt                                                  462,754         444,026
                                                                                   ------------    ------------
Total Current Liabilities                                                               923,303         902,266
                                                                                   ------------    ------------

LONG-TERM LIABILITIES
     Long-term debt, net of current portion                                           1,179,779       1,237,669
     Lessee deposits                                                                      9,248           9,248
                                                                                   ------------    ------------
Total Long-Term Liabilities                                                           1,189,027       1,246,917

Total Liabilities                                                                     2,112,330       2,149,183
                                                                                   ------------    ------------

COMMITMENTS

STOCKHOLDERS' EQUITY
     Series A convertible preferred stock - $10 par value; 200,000
       shares authorized; no shares issued or outstanding                                   -0-             -0-
     Series B convertible preferred stock - $10 par value; 800,000 shares authorized; 106,166 and 133,332 shares issued and outstanding; $10 per share liquidation value (in the aggregate $1,121,196 and $1,370,742
       including accrued dividends of $59,536 and $37,422)                            1,061,660       1,333,320
     Series C participating preferred stock - $10 par value; 500,000
       shares authorized; no shares issued or outstanding                                   -0-             -0-
     Common stock - $.01 par value; 100,000,000 shares
       authorized; 52,619,372 and 49,272,747 shares
       issued and outstanding                                                           526,191         492,725
     Additional paid-in capital                                                      28,055,005      26,291,017
     Accumulated deficit                                                            (17,830,421)    (17,056,264)
                                                                                   ------------    ------------
Total Stockholders' Equity                                                           11,812,435      11,060,798
                                                                                   ------------    ------------
Total Liabilities and Stockholders' Equity                                         $ 13,924,765    $ 13,209,981
                                                                                   ============    ============

See notes to the consolidated financial statements.

RENTECH, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)

                                                      Three Months Ended
                                                         December 31,
                                                   1999                 1998
                                               ------------         ------------

REVENUES:
         Product sales                         $    471,259         $    401,288
         Service sales                              464,297                  -0-
         Royalty income                              80,000              160,000
         Rental income                               29,688                  -0-
                                               ------------         ------------
Total Revenues                                    1,045,244              561,288

COSTS OF SALES:
         Cost of sales                              581,608              174,137
                                               ------------         ------------
GROSS PROFIT                                        463,636              387,151

EXPENSES:
         General and administrative                 866,776              829,521
         Research and development                   116,996               72,737
         Depreciation and amortization              121,663              101,591
                                               ------------         ------------
Total Expenses                                    1,105,435            1,003,849
                                               ------------         ------------

LOSS FROM OPERATIONS                               (641,799)            (616,698)

OTHER INCOME (EXPENSE):
         Interest income                              5,133               32,433
         Interest expense                           (38,239)                (230)
                                               ------------         ------------
Total Other Income (Expense)                        (33,106)              32,203
                                               ------------         ------------
NET LOSS                                           (674,905)            (584,495)
                                               ------------         ------------

Dividend requirement on Preferred Stock              99,252               32,192
                                               ------------         ------------

LOSS APPLICABLE TO COMMON STOCK                $   (774,157)        $   (616,687)
                                               ------------         ------------

Weighted average number
of common shares outstanding                     50,467,090           41,951,486
                                               ------------         ------------
PER SHARE LOSS
         Basic and diluted                     $      (0.02)        $      (0.01)
                                               ============         ============

See notes to the consolidated financial statements.

RENTECH, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders' Equity
For the Three Months ended December 31, 1999 (Unaudited)

                                             Preferred Stock                 Common Stock             Additional
                                                Series B                                  Par          Paid-in      Accumulated
                                           Shares        Amount           Shares         Value         Capital        Deficit
                                           -------    ------------      ----------    ------------   ------------   ------------

Balances, October 1, 1999                  133,332    $  1,333,320      49,272,747    $    492,725   $ 26,291,017   $(17,056,264)
Common stock issued for cash
  net of offering costs of $122,583                                      2,666,667          26,667      1,450,750
Preferred stock issued for cash
 net of offering costs of $16,660           16,666         166,660                                        (16,660)
Common stock issued
 for prepaid expense                                                       200,000           2,000        104,240
Preferred stock redeemed for cash          (23,832)       (238,320)                                                      (46,680)
Common stock  issued
 for conversion of Series B
 Preferred stock                           (20,000)       (200,000)        479,958           4,799        205,458        (10,258)
Deemed dividends on convertible
 preferred stock                                                                                           20,200        (20,200)
Dividends on preferred stock                                                                                             (22,114)
Net loss for the three
 months ended
 December 31, 1999                                                                                                      (674,905)
                                           -------    ------------      ----------    ------------   ------------   ------------
Balances, December 31, 1999
(unaudited)                                106,166    $  1,061,660      52,619,372    $    526,191   $ 28,055,005   $(17,830,421)
                                           =======    ============      ==========    ============   ============   ============

See notes to the consolidated financial statements.

RENTECH, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

For the Three Months Ended December 31, (Unaudited)              1999             1998
                                                              -----------      -----------

OPERATING ACTIVITIES
       Net Loss                                               $  (674,905)     $  (584,495)
       Adjustments to reconcile net loss to net cash
            used in operating activities:
            Depreciation and amortization                         148,326          102,743
       Changes in operating assets and liabilities:
            (Increase) Decrease in accounts receivables           (70,331)         125,692
            Decrease in other receivables                          59,378              -0-
            (Increase) Decrease in inventories                     10,605          (11,915)
            Increase in prepaids and other current assets         (54,737)         (29,341)
            Decrease in accounts payable
               and other accrued expenses                         (19,805)         100,749
                                                              -----------      -----------
Net Cash Used in Operating Activities:                           (601,469)        (498,065)
                                                              -----------      -----------

INVESTING ACTIVITIES
       Purchase of equipment                                      (91,787)        (161,473)
       Increase in deposits and other assets                      (14,419)        (102,665)
                                                              -----------      -----------

Net Cash Used in Investing Activities:                           (106,206)        (264,138)
                                                              -----------      -----------

FINANCING ACTIVITIES
       Proceeds from issuance of preferred stock                  150,000              -0-
       Proceeds from issuance of common stock                   1,477,417          234,194
       Redemption of preferred stock                             (285,000)             -0-
       Payment on long-term debt and notes payable                (39,162)             -0-
                                                              -----------      -----------

Net Cash Provided by Financing Activities                       1,303,255          234,194
                                                              -----------      -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  595,580         (528,009)
Cash and Cash Equivalents,
       Beginning of Period                                        308,182        3,056,379
                                                              -----------      -----------

Cash and Cash Equivalents,
       End of Period                                          $   903,762      $ 2,528,370
                                                              ===========      ===========

See notes to consolidated financial statements.

RENTECH, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 1999 (Unaudited)

1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements included in the Company's September 30, 1999 annual report on Form 10-KSB. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 1999 are not necessarily indicative of the results that may be expected for the full fiscal year ending September 30, 2000.

2.   SIGNIFICANT ACCOUNTING POLICIES

     Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Cash equivalents - The Company considers highly liquid investments purchased with original maturities of three months or less and money market accounts to be cash equivalents.

     Inventories - Inventories which consist of water protection sealants , chemicals and packaging supplies, are recorded at the lower of cost (first-in, first-out) and market.

     Licensed Technology - Licensed technology represents costs incurred by the Company primarily for the purpose of demonstrating the Company's proprietary technology to prospective licensees, which it licenses to third parties under various fee arrangements. These capitalized costs are carried at the lower of amortized cost or realizable value and are being amortized over 15 years.

     Goodwill - Goodwill which relates to the acquisition of Okon in 1997 and the acquisition of PML in 1999 is being amortized over a 15 year period using the straight-line method.

     Property and Equipment - Property and equipment is stated at cost. Depreciation and amortization expense are computed using the straight-line method over the estimated useful lives of the assets, which range from three to thirty years except for leasehold improvements which are amortized over the shorter of the useful life or the remaining lease term. Maintenance and repairs are expensed as incurred. Major renewals and improvements are capitalized. When property and equipment are retired or otherwise disposed of, the asset and accumulated depreciation or amortization are removed from the accounts and the resulting profit or loss is reflected in income. The Company capitalizes interest costs as part of construction in process. Interest cost capitalized in the quarter was not material.

     Investment in ITN/ES - The Company has a 10% investment in ITN Energy System, Inc. The investment is stated at cost. The investment is evaluated periodically and is carried at the lower of cost or net realizable value.

     Investment in Dresser - The Company has a 5% investment in Dresser Engineers & Construction, Inc. The investment is stated at cost. The investment is evaluated periodically and is carried at the lower of cost or net realizable value.

     Technology rights - Technology rights are recorded at cost and are being amortized on a straight line method over a ten year useful life.

     Long-Lived Assets - Long-lived assets, identifiable intangibles, and associated goodwill are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected future cash flow from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized and measured using the asset's fair value.

     Revenue Recognition - Sales of water-based stains sealers and coatings are recognized when the goods are shipped to the customers. Revenues from mud logging services are billed at the completion of the service. Rental income from tenant leases is recognized in the period earned. Laboratory research revenues are recognized upon completion of the project. Royalty fees are recognized when the revenue earning activities that are to be provided by the Company have been performed and no future obligation to perform services exist.

     Income Taxes - The Company accounts for income taxes under the liability method which requires an entity to recognize deferred tax assets and liabilities. Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years.

     Net Loss per Common Share - Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128") provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. For the three month period ended December 31, 1999 and 1998, total stock options of 3,265,700 and 3,106,200 and total stock warrants of 1,830,014 and 1,525,426 were not included in the computation of diluted loss per share because their effect was anti-dilutive.

3.   STOCKHOLDERS' EQUITY

     Common stock - On October 12, 1999, the Company began offering for sale its common stock in a private placement memorandum for the purpose of raising $7,500,000. First Union Securities is the placement agent for this offering. The Company is offering for sale Units consisting of four shares of its $.01 par value common stock and one redeemable stock purchase warrant for the purchase of one share of common stock. The purchase price is $2.40 per Unit. The Company has granted the placement agent an option, exercisable within 45 days from the date of the memorandum, to purchase shares of common stock equal to 15% of the shares included in the Units sold, to cover over-allotments, if any, sold to investors in this offering. The warrants entitle investors to purchase one share of the Company's common stock at an exercise price of $1.20 for a period of five years from the date of this memorandum. The warrants may be redeemed for $.05 per warrant by the Company at any time prior to their expiration date upon written notice 30 days in advance to the holders of the warrants if the market price of the common stock exceeds 120% of the exercise price of the warrants for a period of 20 consecutive trading days prior to a call for redemption by the Company, and if the holders do not exercise their warrant during the 30-day period. The warrants include anti-dilutive provisions. The holders of shares of common stock, the additional shares of common stock to be issued upon exercise of the warrants and any over-allotment shares will be entitled to piggyback registration rights and the provisions of the Company's shareholder Rights Plan.

     During the three month period ended December 31, 1999, the Company issued 2,666,667 shares for $1,477,417 net of offering costs of $122,583.

     During the three month period ended December 31, 1999, the Company issued 200,000 shares of its common stock with a market value of $106,240 in payment for director's fees for the fiscal years of 2000 and 2001. At December 31, 1999, the Company has charged $13,280 to expense and recorded the balance in prepaid expenses.

     Preferred stock - During the three month period ended December 31, 1999, the Company issued for cash 16,660 shares of Series B convertible Preferred stock for $150,000. The Company recorded a deemed dividend of $20,200 when it issued the Series B convertible Preferred stock as the Series B convertible Preferred stock is convertible at a discount into common stock of the Company. During the three month period ended December 31, 1999, the Company redeemed 23,832 shares of Series B convertible Preferred stock for $285,000 which includes dividends of $46,680. The Company converted 20,000 shares of Series B convertible Preferred Stock at $10.00 per share together with dividends earned on these shares for 479,958 common shares.

4.   SEGMENT INFORMATION

     The Company operates in four business segments as follows:

     o Paint - The Company manufactures and distributes water-based stains, sealers and coatings.

     o Alternative Fuels - The Company develops and markets processes for conversion of low-value, carbon- bearing solids or gases into valuable liquid hydrocarbons.

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

Periods Ended December 31,            1999             1998
                                   -----------      -----------

Revenues:
  Paint                            $   471,259      $   401,288
  Alternative Fuels                    182,900          160,000
  Mud Logging Services                 361,397              -0-
  Real Estate                           29,688              -0-
                                   -----------      -----------
                                   $ 1,045,244      $   561,288
                                   -----------      -----------

Operating Income (Loss):
  Paint                            $    70,220            5,291
  Alternative Fuels                   (699,138)        (621,989)
  Mud Logging Services                 (21,829)             -0-
  Real Estate                            8,948              -0-
                                   -----------      -----------
                                   $  (641,799)     $  (616,698)
                                   -----------      -----------

Depreciation and Amortization:
  Paint                            $    26,932      $    26,744
  Alternative Fuels                     84,218           75,999
  Mud Logging Services                  25,947              -0-
  Real Estate                           11,229              -0-
                                   -----------      -----------
                                   $   148,326      $   102,743
                                   -----------      -----------

Expenditures for Additions and Long-Lived Assets:
  Paint                            $       -0-      $   154,784
  Alternative Fuels                     72,524            6,689
  Mud Logging Services                  19,263              -0-
  Real Estate                              -0-              -0-
                                   -----------      -----------

                                   $    91,787      $   161,473
                                   -----------      -----------

Total Assets:
  Paint                            $ 1,501,336      $ 1,495,918
  Alternative Fuels                  9,180,254        8,768,282
  Mud Logging Services               1,558,513              -0-
  Real Estate                        1,684,662              -0-
                                   -----------      -----------
                                   $13,924,765      $10,264,200
                                   -----------      -----------

5.   SUBSEQUENT EVENTS

     PURCHASE OF SAND CREEK FACILITY

     On January 7, 2000, the Company and Republic Financial Corporation ("Republic") purchased the "Sand Creek" methanol facility and all the supporting infrastructure, buildings and the underlying 17 acre site. The Company and Republic are developing a plan to convert the facility to a gas-to-liquids (GTL) plant making Fischer-Tropsch diesel, naphtha, petroleum waxes and other products.

     The new owner of the facility is Sand Creek Energy, LLC (SCE) which is 50 percent owned by Rentech Development Corp., a wholly-owned subsidiary of Rentech, Inc., and 50 percent owned by RFC-Sand Creek Development, LLC, a wholly-owned subsidiary of Republic Financial Corporation. Republic Financial Corporation is headquartered in Aurora, Colorado.

     MEMORANDUM OF AGREEMENT

     In January 2000, the Company and Jacobs Engineering U.K. Limited signed a Memorandum of Understanding (MOU) for a non-exclusive worldwide license to market the Rentech synthesis gas-to-liquids (GTL) process technology for the conversion of natural gas to valuable liquid hydrocarbons.

     According to the terms of the MOU, both companies agree to cooperate on a plan to jointly market their combined capabilities to potential customers on a worldwide basis. These collective endeavors will provide licensing and engineering services, including design, procurement, construction, project technical development and estimating services as required for each specific project. The companies will target a variety of prospective natural gas fed and natural gas retrofit GTL facilities where Rentech's GTL process could be utilized. Estimated plant sizes will range from 2,000 to 50,000 barrels per day.

     PRIVATE PLACEMENT MEMORANDUM

     The Private Placement Memorandum discussed at Note 3 expired January 12, 2000. The total amount raised in this placement, when entirely collected will be $2,122,000, of which the Company received $1,600,000 in gross proceeds during the three months ended December 31, 1999.

6.   SUPPLEMENTAL DATA TO STATEMENTS OF CASH FLOWS

     For the three months ended December 31, 1999 and 1998, the Company made cash payments of interest of $38,239 and $230.

     Excluded from the statements of cash flows for the three months ended December 31, 1999 and 1998 were the effects of certain noncash investing and financing activities as follows:

           Period Ended December 31,                            1999           1998
           -------------------------                         ----------     ----------

           Issuance of common stock for prepaid expenses     $  106,240     $      -0-
           Issuance of common stock for conversion of
             preferred stock and dividends                   $  210,257     $1,641,538

           Increase in accrued dividends                     $   22,114     $   34,346

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998

RESULTS OF OPERATIONS

     For the three months ended December 31, 1999 and 1998, the Company had net losses of $674,905 and $584,495, respectively. The increase is primarily due to expenses associated with the Petroleum Mud Logging (PML) segment which was acquired in June 1999. Gross profit which was contributed from royalty income and Okon product sales in the three months ended December 31, 1998 has increased by $76,485 due to the acquisition of the Real Estate segment in February 1999 and the acquisition of the PML segment in June 1999.

     During the quarter ended December 31, 1999, the Company recognized $471,259 for sales of water-based paints, sealers and coatings as compared to $401,288 for the three months ended December 31, 1998. On October 8, 1998, the Company entered into a licensing agreement with Texaco Natural Gas, Inc for the Rentech GTL Technology. Under the license, Texaco has the right to use Rentech's GTL (Gas to Liquids) Technology alone and in combination with Texaco's proprietary gasification technology to produce liquid hydrocarbon products such as naphtha, fuel and specialty products. Under this agreement the Company earned $80,000 in royalty income during the quarter ended December 31, 1999 as compared to $160,000 in royalty income for the quarter ended December 31, 1998. Under a contract with Texaco, the Company began billing for technical services in April 1999. Revenues for technical services for the quarter ended December 31, 1999 were $102,900 as compared to no technical service revenue for the three months ended December 31, 1998. On June 1, 1999, the Company acquired the assets of PML. The revenue contributed from this subsidiary was $361,397 for the quarter ended December 31, 1999 as compared to no revenue for the prior year. The Company recorded the revenue earned from PML and the revenue earned from technical services as service revenues for the period ended December 31, 1999. In February 1999, the Company acquired the land and building occupied by its research department and three other tenants. Rental income from this facility contributed $29,688 in revenue for the year ended December 31, 1999 as compared to no rental income for the comparable period in 1998.

     During the quarter ended December 31, 1999, costs of sales increased to $581,608 as compared to $174,137 for the three months ended December 31, 1999. The $407,471 increase relates almost entirely to costs associated with increases in revenues as detailed above. During the quarter ended December 31, 1999, costs of sales related to water-based paints, sealers and coatings was $214,510 a $23,495 increase as compared to the quarter ended December 31, 1998 which is attributable to the increase in sales of water-based paints, sealers and coatings.

     The gross profit of $463,636 for the quarter ended December 31, 1999 as compared to $387,151 in the quarter ended December 31, 1998 is a result of new revenues and an increase in sales of water-based paints, sealers and coatings.

     During the three months ended December 31, 1999, general and administrative expenses increased by $37,255 over the comparable quarter ended December 31, 1998. The increase is caused by $116,238 in expenses associated with PML and $20,631 which were not included in the comparable prior period, offset by reclassification of Fischer-Tropsch expenses to cost of sales from general and administrative expenses in the three months ended December 31, 1999.

     Depreciation and amortization increased by $20,072 during the quarter ended December 31, 1999 compared to the quarter ended December 31, 1998. This is primarily due to the depreciation on purchases of additional equipment for the laboratory during fiscal 1999 and depreciation and amortization of assets acquired with the purchase of PML in June, 1999.

     Research and development expense increased by $44,259 during the quarter ended December 31, 1999 over the comparable period ended December 31, 1998. This is primarily due to the Company's undertaking of new research and development work to accelerate the commercial use of the Rentech GTL Technology.

     Loss from operations for the quarter ended December 31, 1999 increased by $25,101 to a loss of $641,799 compared to a loss of $616,698 for the quarter ended December 31, 1998. The increased loss is primarily due to increases in expenses of $101,586 offset by an increase in gross profit contributed by the Company's GTL alternative fuel segment resulting from technical services revenue received in fiscal 1999 and an operating profit from PML and the real estate operation.

     Total other expense increased by $65,309 for the quarter ended December 31, 1999 over the comparable three months ended December 31, 1998. Interest income decreased by $27,300 for the quarter ended December 31, 1999 compared to the prior year due to the decrease in the average amount of cash on hand in the three months ended December 31, 1999 compared to the three months ended December 31, 1998. Interest expense increased by $38,009 for the three months ended December 31, 1999 compared to the three months ended December 31, 1999 as a result of debt incurred acquiring PML and the real estate operation.

Liquidity and Capital Resources.

     At December 31, 1999, the Company had working capital of $851,325 as compared to working capital of $115,457 at September 30, 1999. The $735,836 increase in working capital is due to the net proceeds of preferred stock issued for $150,000 in cash, net proceeds of common stock issued for $1,477,417, less cash redemption of preferred shares for $285,000 as well as to the ongoing losses from operations.

     On October 12, 1999, the Company began a private placement offering of up to $7,500,000 of its securities according to the terms of its private placement memorandum. The Company is offering for sale Units consisting of four shares of its $.01 par value common stock and one redeemable stock purchase warrant for the purchase of one share of common stock. The purchase price is $2.40 per Unit. First Union Securities is the private placement agent for this offering. As of January 12, 2000 the Company has raised $2,122,000 from this private placement offering. The cash received from this private placement, the cash generated from the Company's subsidiary operations, the cash generated from the Texaco contract and the Texaco royalty fees are expected to be adequate to fund the Company's operations at the current level through fiscal 2000.

     The Company is discussing other proposals made by several energy companies for exploitation of the Company's GTL Technology through licenses or other business ventures. In October 1998, Rentech entered into a license agreement with Texaco Energy Systems, Inc., formerly known as Texaco Natural Gas, Inc., for commercialization of Rentech's GTL Technology.

     The Company has net deferred tax assets with a 100 percent valuation allowance at September 30, 1999 and 1998. Management is not able to determine if it is more likely than not that the net deferred tax assets will be realized.

Analysis of cash flow

     As discussed under "Results of Operations," the Company had net losses of $674,905 and $584,495 respectively for the three months ended December 31, 1999 and 1998. The period ended December 31, 1999 includes depreciation on the rental building which was acquired in February 1999 and depreciation on PML's equipment and amortization of goodwill acquired when PML was purchased in June 1999 which is not included in the comparable prior period.

     There was a $70,331 increase in accounts receivable during the three months ended December 31, 1999 compared to a $125,692 decrease during the comparable 1998 period. The increase in 1999 is due to an increase in sales volume for PML for the month of December 1999 as compared to the month of September 1999. The decrease in 1998 is due to a decrease in sales volume for Okon for the month of December 1998 as compared to the month of September 1998.

     The first fiscal quarter reflects the collection of other receivables in the amount of $59,378. There was no activity in the comparable prior year's quarter.

     Prepaids and other assets increased by $54,737 during the first fiscal quarter compared to a $29,341 increase for the comparable 1998 period. The increase in 1999 is primarily due to annual payment for insurance.

     Accounts payable decreased by $19,805 during the three months ended December 31, 1999 compared to a $100,749 decrease for the comparable 1998 period.

     During the first quarter of fiscal 1999 $601,469 cash was used by operating activities compared to a net cash usage of $498,065 for the comparable period of 1998.

     The Company purchased $91,787 in equipment during the first quarter of fiscal 1999 compared to purchases of $161,673 during the comparable 1998 period.

     Deposits and other assets increased by $14,419 during the first quarter of 1999 as compared to a $102,665 increase during the comparable 1998 period. The increase in 1998 is due to payments of deposits for planned acquisitions.

     During the first quarter of fiscal 1999 $106,206 cash was used by investing activities compared to a net cash usage of $264,138 for the comparable period of 1998.

     The Company financed a portion of its activities by net proceeds of $150,000 from issuance of 16,666 shares of preferred stock and $1,477,417 from issuance of its common stock during the 1999 period compared to proceeds of $234,194 from common stock during comparable periods in 1998.

     During the quarter ended December 31, 1999 the Company redeemed 23,832 shares of its preferred shares for $285,000 and paid $39,162 in principal payments against its long-term debt. There were no similar payments during the comparable 1998 period.

     Cash increased during the first quarter of fiscal 1999 by $595,580 compared to a decrease of $528,009 for the comparable periods of 1998. These changes increased the ending cash balance to $903,762 at December 31, 1999 from $308,182 at September 30, 1999. The 1998 changes decreased the $3,056,379 September 30, 1998 balance to $2,528,370 at December 31, 1998.

Recent Accounting Pronouncements

     The Financial Accounting Standards Board has recently issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 established standards for recognizing all derivative instruments including those for hedging activities as either assets or liabilities in the statement of financial position and measuring those instruments at fair value. This Statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Management believes the adoption of this statement will have no material impact on the Company's consolidated financial statements.

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

     Since the beginning of 2000, the Company did not have any interruptions of its business due to the Year 2000 issue. During the next few months, the Company will continue to monitor its operations and assess whether the Year 2000 issue has an impact on the Company.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings. None.

Item 2. Change in Securities and Use of Proceeds.

     The following table shows information concerning all sales of the Company's equity securities sold by the Company during the period covered by this report that were not registered under the Securities Act of 1933, as amended.

                                         Total                                                                Exemptions
Date                Securities           Securities       Offering          Total            Class of         From
of Sale             Sold                 Sold             Price             Commissions      Purchasers       Registration
-------             ----                 ----             -----             -----------      ----------       ------------

Nov 18, 1999        Common               2,500,000        $1,500,000          75,000         Accredited       Rules 505,506,
                    Stock                                                                                     Section 4(6)

Dec 4, 1999         Common                 166,667        $  100,000           5,000         Accredited       Rules 505, 506,
                    Stock                                                                                     Section 4(6)

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. None.

Item 5. Other Information. None.

Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits.

            Ex. 27 - Financial Data Schedule


        (b) Reports on Form 8-K:

            Form 8-K dated October 12, 1999; Item 2, Acquisition or Disposition of Assets.
            Form 8-K dated November 15, 1999; Item 5, Other Events.
            Form 8-K dated November 23, 1999; Item 5, Other Events.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       RENTECH, INC.


Dated: February 14, 2000               /s/ Dennis L. Yakobson
                --                     -----------------------------------------
                                       Dennis L. Yakobson, President

Dated: February 14, 2000               /s/ James P. Samuels
                --                     -----------------------------------------
                                       James P. Samuels, Vice President-Finance
                                       and Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit
Number               Description
------               -----------

 27                  Financial Data Schedule