Form 10QSB
period 2000-03-31
RENTECH INC /CO/
filed 2000-05-15
CIK 868725

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2000

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from              to
                                   ------------     ------------

Commission File Number 0-19260



                                  RENTECH, INC.
                 (Name of small business issuer in its charter)


COLORADO                                                              84-0957421
--------------------------                                      ----------------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)


                           1331 17TH STREET, SUITE 720
                             DENVER, COLORADO 80202
                           ---- ----------------------
                    (Address of principal executive offices)

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

         The number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2000: common stock - 61,692,251.

                                  RENTECH, INC.
                          FORM 10-QSB QUARTERLY REPORT

                                Table of Contents


                                                PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:

                  Consolidated Balance Sheets as of March 31, 2000
                  and September 30, 1999..................................................................................3

                  Consolidated Statements of Operations for the three and
                  six months ended March 31, 2000 and March 31, 1999......................................................5

                  Consolidated Statement of Stockholders' Equity for
                  the six months ended March 31, 2000.....................................................................6

                  Consolidated Statements of Cash Flows for the six
                  months ended March 31, 2000 and 1999....................................................................7

                  Notes to the Consolidated Financial Statements..........................................................8

Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations....................................................................14


                                                PART II - OTHER INFORMATION

Item 1. Legal Proceedings - None.........................................................................................17

Item 2. Change in Securities.............................................................................................17

Item 3. Defaults Upon Senior Securities - None...........................................................................17

Item 4. Submission of Matters to a Vote of Security Holders - None.......................................................17

Item 5. Other Information - None.........................................................................................17

Item 6. Exhibits and Reports on Form 8-K.................................................................................17

    (a) Exhibits - None
    (b) Form 8-K

RENTECH, INC. AND SUBSIDIARIES
Consolidated Balance Sheets


                                                     MARCH 31,
                                                       2000        September 30,
                                                    (UNAUDITED)        1999
                                                    -----------     -----------
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                       $ 4,221,944     $   308,182
    Accounts receivable (net)                           520,087         374,683
    Other receivables                                    46,183          59,378
    Stock subscription receivables                      117,121              -0-
    Inventories                                          67,988          90,482
    Prepaid expenses and other current assets           253,112         184,998
                                                    -----------     -----------

Total Current Assets                                  5,226,435       1,017,723
                                                    -----------     -----------

PROPERTY AND EQUIPMENT
    Property and equipment, net of accumulated
      depreciation of $439,851 and $329,238           3,446,385       3,415,921
                                                    -----------     -----------


OTHER ASSETS
    Licensed technology, net of accumulated
      amortization of $1,516,066 and $1,401,694       1,915,082       2,029,454
    Goodwill, net of accumulated amortization
      of $253,676 and $207,771                        1,139,758       1,169,382
    Investment in ITN/ES                              3,079,107       3,079,107
    Investment in Dresser                             2,017,135       1,840,084
    Investment in Sand Creek                            103,380              -0-
    Technology rights, net of accumulated
      amortization of $69,473 and $55,907               218,273         231,839
    Deposits and other assets                           501,381         426,471
                                                    -----------     -----------

Total Other Assets                                    8,974,116       8,776,337
                                                    -----------     -----------

Total Assets                                        $17,646,936     $13,209,981
                                                    ===========     ===========

See notes to the consolidated financial statements.

RENTECH, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (continued)


                                                                                     MARCH
                                                                                     2000          September 30,
                                                                                  (UNAUDITED)           1999
                                                                                  ------------      ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                              $    352,629      $    344,696
    Accrued liabilities                                                                127,859           113,544
    Current portion of long-term debt                                                  462,839           444,026
                                                                                  ------------      ------------

Total Current Liabilities                                                              943,327           902,266
                                                                                  ------------      ------------

LONG-TERM LIABILITIES
    Long-term debt, net of current portion                                           1,128,680         1,237,669
    Lessee deposits                                                                      9,248             9,248
                                                                                  ------------      ------------
Total Long-Term Liabilities                                                          1,137,928         1,246,917
                                                                                  ------------      ------------

Total Liabilities                                                                    2,081,255         2,149,183
                                                                                  ------------      ------------
COMMITMENTS

STOCKHOLDERS' EQUITY
    Series B convertible preferred stock - $10 par value; 800,000 shares authorized; 0 and 133,332 shares issued and outstanding; $10 per share liquidation value (in the aggregate $0 and $1,370,742 including accrued
      dividends of $0 and $37,422)                                                          -0-        1,333,320
    Series C participating preferred stock - $10 par value; 500,000
      shares authorized; no shares issued or outstanding                                    -0-               -0-
    Common stock - $.01 par value; 100,000,000 shares
      authorized; 61,692,251 and 49,272,747 shares
      issued and outstanding                                                           616,920           492,725
    Additional paid-in capital                                                      31,380,806        23,935,679
    Accumulated deficit                                                            (16,432,045)      (14,700,926)
                                                                                  ------------      ------------

Total Stockholders' Equity                                                          15,565,681        11,060,798
                                                                                  ------------      ------------

Total Liabilities and Stockholders' Equity                                        $ 17,646,936      $ 13,209,981
                                                                                  ============      ============

See notes to the consolidated financial statements.

RENTECH, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)


                                                 Three Months Ended               Six Months Ended
                                                     March 31,                       March 31,
                                                2000            1999            2000            1999
                                            ------------    ------------    ------------    ------------
REVENUES:
        Product sales                       $    386,603    $    409,563    $    857,862    $    810,849
        Service sales                            516,558             -0-         980,855             -0-
        Royalty income                            60,000          60,023         140,000         220,024
        Rental income                             30,901          14,112          60,589          14,112
                                            ------------    ------------    ------------    ------------

Total Revenues                                   994,062         483,698       2,039,306       1,044,985
                                            ------------    ------------    ------------    ------------

COSTS OF SALES:
        Product sales                            211,001         184,459         425,511         398,347
        Service sales                            460,390             -0-         827,488             -0-
                                            ------------    ------------    ------------    ------------
Total Cost of Sales                              671,391         184,459       1,252,999         398,347
                                            ------------    ------------    ------------    ------------
GROSS PROFIT                                     322,671         299,239         786,307         646,638

EXPENSES:
        General and administrative             1,082,901         897,331       1,963,295       1,702,924
        Research and development                 112,528         178,772         229,524         251,509
        Depreciation and amortization            110,440         100,227         218,485         185,973
                                            ------------    ------------    ------------    ------------
Total Expenses                                 1,305,869       1,176,330       2,411,304       2,140,406
                                            ------------    ------------    ------------    ------------
LOSS FROM OPERATIONS                            (983,198)       (877,091)     (1,624,997)     (1,493,768)

OTHER INCOME (EXPENSE):
        Interest income                           33,258          25,792          38,391          58,225
        Interest expense                         (36,453)        (11,985)        (74,692)        (12,215)
                                            ------------    ------------    ------------    ------------
Total Other Income (Expense)                      (3,195)         13,807         (36,301)         46,010
                                            ------------    ------------    ------------    ------------
Equity in Loss of Investee                       (69,821)              0         (69,821)              0
                                            ------------    ------------    ------------    ------------
NET LOSS                                      (1,056,214)       (863,284)     (1,731,119)     (1,447,758)
                                            ============    ============    ============    ============

Dividend requirement on Preferred Stock                0         176,617          89,612         208,809
                                            ============    ============    ============    ============

LOSS APPLICABLE TO COMMON STOCK             $ (1,056,214)   $ (1,039,901)   $ (1,820,731)   $ (1,656,567)
                                            ------------    ------------    ------------    ------------

Basic and diluted weighted average number
of common shares outstanding                  53,776,364      43,262,908      52,774,595      42,649,442
                                            ============    ============    ============    ============

PER SHARE LOSS
        Basic and diluted                   $      (0.02)   $      (0.02)   $      (0.03)   $      (0.04)
                                            ============    ============    ============    ============

See notes to consolidated financial statements.

RENTECH, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity
For the Six Months ended March 31, 2000 (Unaudited)


                                                                Preferred Stock                 Common Stock
                                                                    Series B                                Par
                                                              Shares        Amount           Shares         Value
                                                           ------------   ------------   ------------   ------------
Balances, October 1, 1999                                       133,332   $  1,333,320     49,272,747   $    492,725
Common stock and options issued for cash net
     of offering costs of $570,831                                                          8,428,334         84,283
Common stock issued for cash and $117,121 in stock
     subscription receivables on options and warrants
     exercised                                                                              1,452,550         14,526
Preferred stock issued for cash, net of offering
     costs of $16,660                                            16,666        166,660
Common stock issued for prepaid expense                                                       200,000          2,000
Preferred stock redeemed for cash                               (23,832)      (238,320)
Common stock issued for conversion of Series B
     Preferred stock                                           (126,166)    (1,261,660)     2,338,620         23,386
Deemed dividends on convertible
      preferred stock of $20,200
Warrants issued for services
Warrants issued for acquisition costs
     in business acquisition
Warrants issued for offering costs
Net loss for the six months ended March 31, 2000
                                                           ------------   ------------   ------------   ------------

Balances, March 31, 2000 (unaudited)                                 -0-  $         -0-    61,692,251   $    616,920
                                                           ============   ============   ============   ============

                                                               Additional
                                                                 Paid-in      Accumulated
                                                                 Capital        Deficit
                                                              ------------   ------------
Balances, October 1, 1999                                     $ 23,935,679   $(14,700,926)
Common stock and options issued for cash net
     of offering costs of $570,831                               5,876,885
Common stock issued for cash and $117,121 in stock
     subscription receivables on options and warrants
     exercised                                                     185,030
Preferred stock issued for cash, net of offering
     costs of $16,660                                              (16,660)
Common stock issued for prepaid expense                            104,240
Preferred stock redeemed for cash                                  (46,680)
Common stock issued for conversion of Series B
     Preferred stock                                             1,275,696
Deemed dividends on convertible
      preferred stock of $20,200
Warrants issued for services                                        17,078
Warrants issued for acquisition costs
     in business acquisition                                        16,281
Warrants issued for offering costs                                  33,257
Net loss for the six months ended March 31, 2000                               (1,731,119)
                                                              ------------   ------------

Balances, March 31, 2000 (unaudited)                          $ 31,380,806   $(16,432,045)
                                                              ============   ============


See notes to the consolidated financial statements.

RENTECH, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows


For the Six Months Ended March 31, (Unaudited)          2000              1999
                                                     -----------      -----------
OPERATING ACTIVITIES
Net Loss                                             $(1,731,119)     $(1,447,758)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization                            284,456          219,850
Services paid with warrants                               17,078               -0-
Equity in loss of investee                                69,821
Changes in operating assets and liabilities:
(Increase) Decrease in accounts receivables             (145,404)          65,301
Decrease in other receivables                             13,195               -0-
(Increase) Decrease in inventories                        22,494           (4,085)
Decrease in prepaids and other current assets             38,126           57,908
Increase (Decrease) in accounts payable
    and other accrued expenses                            59,670          (67,135)
Increase in lessee deposits                                   -0-          11,954
                                                     -----------      -----------

Net Cash Used in Operating Activities                 (1,371,683)      (1,163,965)
                                                     -----------      -----------

INVESTING ACTIVITIES
Purchase of land and buildings                                -0-        (444,561)
Purchase of equipment                                   (141,077)        (376,687)
Increase in investments                                 (350,252)              -0-
Increase in deposits and other assets                    (74,910)        (208,985)
                                                     -----------      -----------

Net Cash Used in Investing Activities                   (566,239)      (1,030,233)
                                                     -----------      -----------

FINANCING ACTIVITIES
Proceeds from issuance of preferred stock                166,660          750,000
Proceeds from issuance of common stock                 6,647,691          236,194
Payment for offering costs                              (587,491)         (79,000)
Redemption of preferred stock                           (285,000)              -0-
Payment on long-term debt and notes payable              (90,176)            (490)
                                                     -----------      -----------

Net Cash Provided by Financing Activities              5,851,684          906,704
                                                     -----------      -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       3,913,762       (1,287,494)
Cash and Cash Equivalents,
Beginning of Period                                      308,182        3,056,379
                                                     -----------      -----------
Cash and Cash Equivalents,
End of Period                                        $ 4,221,944      $ 1,768,885
                                                     ===========      ===========

See notes to consolidated financial statements.

RENTECH, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2000 (Unaudited)

1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements included in the Company's September 30, 1999 annual report on Form 10-KSB. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the full fiscal year ending September 30, 2000.

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

         Property and Equipment - Property and equipment are stated at cost. Depreciation and amortization expense are computed using the straight-line method over the estimated useful lives of the assets, which range from three to thirty years except for leasehold improvements which are amortized over the shorter of the useful life or the remaining lease term. Maintenance and repairs are expensed as incurred. Major renewals and improvements are capitalized. When property and equipment are retired or otherwise disposed of, the asset and accumulated depreciation or amortization are removed from the accounts and the resulting profit or loss is reflected in operations. The Company capitalizes interest costs as part of construction in process. Interest cost capitalized for the six months ended March 31, 2000 was not material.

         Investment in ITN/ES - The Company has a 10% investment in ITN Energy System, Inc. The investment is stated at cost. The investment is periodically evaluated for impairment and is carried at the lower of cost or net realizable value.

         Investment in Dresser - The Company has a 10% investment in Dresser Engineers & Construction, Inc. The investment is stated at cost. The investment is evaluated periodically and is carried at the lower of cost or net realizable value.

         Investment in Sand Creek - The Company has a 50% investment in Sand Creek Energy, LLC. The investment is accounted for using the equity method of accounting. Under such method, the Company's proportionate share of net income
(loss) is included as a separate item in the statement of operations.

         Technology rights - Technology rights are recorded at cost and are being amortized on a straight-line method over a ten-year estimated life.

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

         Net Loss per Common Share - Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128") provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. For the six-month periods ended March 31, 2000 and 1999, total stock options of 8,025,448 and 3,265,700 and total stock warrants of 4,225,834 and 1,375,926 were not included in the computation of diluted loss per share because their effect was anti-dilutive.

         Reclassifications - Certain reclassifications have been made to the 1999 financial statements in order for them to conform to the 2000 presentation. Such reclassifications have no impact on the Company's financial position or results of operations.

3.       STOCKHOLDERS' EQUITY

         Common stock - On October 12, 1999, the Company began offering for sale its common stock in a private placement memorandum ("PPM") for the purpose of raising $7,500,000. First Union Securities is the placement agent for this offering. The Company is offering for sale Units consisting of four shares of its $.01 par value common stock and one redeemable stock purchase warrant for the purchase of one share of common stock. The purchase price is $2.40 per Unit. The Company has granted the placement agent an option, exercisable within 45 days from the date of the memorandum, to purchase shares of common stock equal to 15% of the shares included in the Units sold, to cover over-allotments, if any, sold to investors in this offering. The warrants entitle investors to purchase one share of the Company's common stock at an exercise price of $1.20 for a period of five years from the date of this memorandum. The warrants may be redeemed for $.05 per warrant by the Company at any time prior to their expiration date upon written notice 30 days in advance to the holders of the warrants if the market price of the common stock exceeds 120% of the exercise price of the warrants for a period of 20 consecutive trading days prior to a call for redemption by the Company, and if the holders do not exercise their warrant during the 30-day period. The holders of shares of common stock, the additional shares of common stock to be issued upon exercise of the warrants and any over-allotment shares will be entitled to piggyback registration rights and the provisions of the Company's shareholder Rights Plan.

         The Company completed its private placement under this memorandum on January 17, 2000. The Company issued 4,136,667 shares under the above PPM for $2,482,000 before offering costs of $295,831.

         On March 18, 2000, the Company sold 1,000,000 shares of its common stock to Anschutz Investment Company and 1,000,000 additional shares of common stock to Forest Oil Corporation at a price of $.60 per share. In addition, Anschutz Investment and Forest Oil separately purchased options to acquire an additional 3,000,000 shares each, 2,000,000 shares at $1.25 per share exercisable until December 31, 2001, and 1,000,000 shares at $5.00 exercisable until December 31, 2004. The Company received $1,300,000 in cash proceeds from the issuance of common stock and options.

         The Company and Forest Oil also signed a memorandum of understanding that entitles Forest Oil to obtain one or more licenses to use the Company's GTL technology. The Company and Forest oil are evaluating several potential opportunities for use of the technology at sites of Forest Oil's natural gas reserves as well as at existing industrial gas plants.

         On March 29, 2000, the Company sold 2,291,667 shares of its common stock to Azure Energy Fund with warrants to purchase 2,291,667 more shares of common stock. The sales price was $2,750,000 before offering costs of $275,000. The warrants are exercisable at a price of $2.64 per share until March 29, 2003.

         For the six months ended March 31, 2000, the Company issued 1,452,550 shares of its common stock upon the exercise of stock options and stock warrants for cash proceeds of $82,435 and stock subscription receivables of $117,121. Subsequent to March 31, 2000, the Company received the $117,121 on the stock subscription receivables.

         During the six-month period ended March 31, 2000, the Company issued 200,000 shares of its common stock with a market value of $106,240 in payment for director's fees for the fiscal years of 2000 and 2001. At March 31, 2000, the Company has charged $26,561 to expense and recorded the balance in prepaid expenses.

         Preferred stock - In October 1999, the Company issued for cash 16,666 shares of Series B convertible Preferred stock for $150,000, net of $16,660 in offering costs. The Company recorded a deemed dividend of $20,200 when it issued the Series B convertible Preferred stock as the Series B convertible Preferred stock is convertible at a discount into common stock of the Company. During the six-month period ended March 31, 2000, the Company redeemed 23,832 shares of Series B convertible Preferred stock for $285,000 which includes dividends of $46,680. The Company converted 126,166 shares of Series B convertible Preferred Stock at $10.00 per share together with dividends earned on these shares of $60,154 for 2,338,620 common shares.

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


                                      Three Months Ended               Six Months Ended
                                           March 31,                       March 31,
                                 ----------------------------    ----------------------------
                                     2000            1999            2000            1999
                                 ------------    ------------    ------------    ------------
Revenues:
   Paint                         $    386,603    $    409,561    $    857,862    $    810,849
   Alternative Fuels                  198,035          60,024         380,935         220,024
   Mud Logging Services               378,523              -0-        739,920              -0-
   Real Estate                         30,901          14,112          60,589          14,112
                                 ------------    ------------    ------------    ------------
                                 $    994,062    $    483,697    $  2,039,306    $  1,044,985
                                 ------------    ------------    ------------    ------------
Operating Income (Loss):
   Paint                         $    (67,109)   $     (8,464)   $      3,111          (3,173)
   Alternative Fuels                 (853,762)       (879,896)     (1,552,900)     (1,501,885)
   Mud Logging Services               (61,868)             -0-        (83,697)             -0-
   Real Estate                           (459)         11,290           8,489          11,290
                                 ------------    ------------    ------------    ------------
                                 $   (983,198)   $   (877,070)   $ (1,624,997)   $ (1,493,768)
                                 ------------    ------------    ------------    ------------
Depreciation and Amortization:
   Paint                         $     24,619    $     26,858    $     51,551    $     53,602
   Alternative Fuels                   70,873          84,257         155,091         160,256
   Mud Logging Services                27,588              -0-         53,535              -0-
   Real Estate                         13,050           5,992          24,279           5,992
                                 ------------    ------------    ------------    ------------
                                 $    136,130    $    117,107    $    284,456    $    219,850
                                 ------------    ------------    ------------    ------------
Expenditures for Additions
and Long-Lived Assets
   Paint                         $         -0-   $        865    $         -0-   $      7,554
   Alternative Fuels                   (4,380)        214,349          68,144         369,133
   Mud Logging Services                53,670              -0-         72,933              -0-
   Real Estate                             -0-      1,433,661              -0-      1,433,661
                                 ------------    ------------    ------------    ------------
                                 $     49,290    $  1,648,875    $    141,077    $  1,810,348
                                 ------------    ------------    ------------    ------------
Total Assets:
   Paint                         $  1,380,741    $  1,521,382    $  1,380,741    $  1,521,382
   Alternative Fuels               12,981,778       8,147,401      12,981,778       8,147,401
   Mud Logging Services             1,613,255              -0-      1,613,255              -0-
   Real Estate                      1,671,162       1,439,332       1,671,162       1,439,332
                                 ------------    ------------    ------------    ------------
                                 $ 17,646,936    $ 11,108,115    $ 17,646,936    $ 11,108,115
                                 ------------    ------------    ------------    ------------

5.       INVESTMENT IN SAND CREEK

         On January 7, 2000, the Company and Republic Financial Corporation ("Republic") through Sand Creek Energy, LLC (SCE) purchased the "Sand Creek" methanol facility and all the supporting infrastructure, buildings and the underlying 17 acre site. The Company and Republic are developing a plan to convert the facility to a gas-to-liquids (GTL) plant making Fischer-Tropsch diesel, naphtha, petroleum waxes and other products.

         The new owner of the facility is SCE which is 50 percent owned by Rentech Development Corp., a wholly-owned subsidiary of Rentech, Inc., and 50 percent owned by RFC-Sand Creek Development, LLC, a wholly-owned subsidiary of Republic Financial Corporation. Republic Financial Corporation is headquartered in Aurora, Colorado. In connection with the acquisition of the facility, SCE assumed certain commitments with third parties. The Company and Republic jointly and severally guarantee the full and punctual performance and payment by SCE of all SCE's obligations with respect to this facility. The aggregate liability of the Company under this guaranty shall not exceed $4,000,000.

         For the three months ended March 31, 2000, the Company has contributed $173,201 to SCE and has recognized $69,821 related to its equity in SCE's loss. As of March 31, 2000, the Company has recorded a $103,380 investment in SCE.

         On March 20, 2000, the Company granted Texaco Energy Systems, Inc. the exclusive right to negotiate for Texaco's participation in the project to retrofit the Sand Creek plant for the planned purpose. Texaco has the right to evaluate and acquire up to one-half of the Company's 50% interest in Sand Creek Energy LLC. This agreement is in force until April 14, 2000 unless renewed or cancelled by mutual agreement (see Note 8).

6.       MEMORANDUMS OF UNDERSTANDING

         Jacob Engineering U.K. Limited
         In January 2000, the Company and Jacobs Engineering U.K. Limited signed a Memorandum of Understanding (MOU) for a non-exclusive worldwide license to market the Rentech synthesis gas-to-liquids (GTL) process technology for the conversion of natural gas to valuable liquid hydrocarbons. This MOU will be effective until the earlier of thirty-six months from January 20, 2000, or upon six months' written notice by either party. The Company did not receive or incur any cost associated with entering into this MOU.

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

         FuelCell Energy, Inc.
         In March 2000, the Company agreed in a Memorandum of Understanding with FuelCell Energy, Inc. of Danbury, Connecticut to study the feasibility for locating a commercial scale fuel cell power plant at the site of the Sand Creek facility, to produce up to 9,000 kilowatts of electricity. The goal is to operate both the Company's GTL technology and FuelCell's fuel cell technology at the site. The Companies are evaluating use of GTL products as the feedstock for the fuel cell. The Company did not receive or incur any cost associated with this MOU.

7.       SUPPLEMENTAL DATA TO STATEMENTS OF CASH FLOWS

         For the six months ended March 31, 2000 and 1999, the Company made cash interest payments of $74,692 and $12,215.

         Excluded from the statements of cash flows for the six months ended March 31, 2000 and 1999 were the effects of certain non-cash investing and financing activities as follows:


                Six Months Ended March 31,                                 2000             1999
                                                                       -----------      -----------
Issuance of common stock for prepaid expenses                          $   106,240      $       -0-
Issuance of common stock for conversion of preferred stock
   and dividends                                                       $ 1,321,814      $ 1,934,824
Issuance of common stock upon exercise of stock options for
   stock subscription receivables                                      $   117,121      $       -0-
Issuance of warrants for offering costs                                $    33,257      $       -0-
Issuance of warrants for acquisition costs in business acquisition     $    16,281      $       -0-
Purchase of land and building financed with mortgage payable           $       -0-      $   989,100
Increase (decrease) in accrued dividends                               $   (37,422)     $    34,346

8.       SUBSEQUENT EVENTS

         The Company and Texaco Energy Systems, Inc. agreed on April 15, 2000 to extend the exclusive right to negotiate for Texaco's participation in the project to retrofit the Sand Creek plant for the planned purpose (see Note 5).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31, 2000 AND 1999

RESULTS OF OPERATIONS

         For the six-month and three-month periods ended March 31, 2000, the Company had net losses of $1,731,119 and $1,056,214, respectively, compared to net losses of $1,447,758 and $863,284 for comparable periods in 1999. The increase is primarily due to expenses associated with Petroleum Mud Logging, Inc. ("PML"), which was acquired in June 1999, and the initial receipt of $100,000 royalty income under the Texaco license agreement in the first quarter of the 1999 fiscal year.

         During the six-month and three-month periods ended March 31, 2000, the Company recognized $857,862 and $386,603 for sales of water-based paints, sealers and coatings, as compared to $810,849 and $409,563 for the six-month and three-month periods ended March 31, 1999. On June 1, 1999, the Company acquired the assets of PML. The revenue contributed from this subsidiary during the six-month and three-month periods was $739,920 and $378,523, respectively. There was no revenue for comparable periods in the prior year. Under a contract with Texaco, the Company began billing for technical services in April 1999. Revenues for technical services for the six-month and three-month periods ended March 31, 2000 were $240,935 and $102,900, as compared to no technical service revenue for the six months ended March 31, 1999. The Company recorded the revenue earned from PML and the revenue earned from technical services as service revenues for the period ended March 31, 2000. The Company earned $140,000 and $60,000 in royalty income during the six-month and three-month periods ended March 31, 2000, as compared to $220,024 and $60,024 in royalty income for the six-month and three-month periods ended March 31, 1999. In February 1999, the Company acquired the land and building occupied by its research department and three other tenants. Rental income from this facility contributed $60,589 and $30,901 in revenue for the six-month and three-month ended March 31, 2000, as compared to $14,112 of rental income for the comparable periods in 1999.

         During the six-month and three-month periods ended March 31, 2000, costs of sales increased to $1,252,999 and $671,391, as compared to $398,347 and $184,459 for the six-month and three-month periods ended March 31, 1999. The increase relates almost entirely to variable costs associated directly with increases in revenues as detailed above. During the six-month and three-month periods ended March 31, 2000, costs of sales related to water-based paints, sealers and coatings was $425,511 and $211,001, as compared to $398,347 and $184,459 for comparable periods in the 1999 fiscal period. This is attributable to the increase in sales of water-based paints, sealers and coatings.

         The gross profit of $786,307 and $322,671 for the six-month and three-month periods ended March 31, 2000, as compared to $646,638 and $299,239 in the six-month and three-month periods ended March 31, 1999, is a result of new revenues and an increase in sales of water-based paints, sealers and coatings.

         During the six-month and three-month periods ended March 31, 2000, general and administrative expenses increased by $260,371 and $185,570 over the comparable six-month and three-month periods ended March 31, 1999. The increase is caused primarily by expenses associated with PML which was acquired June 1, 1999.

         Depreciation and amortization increased by $32,512 and $10,213 during the six-month and three-month periods ended March 31, 2000, compared to the six-month and three-month periods ended March 31, 1999. This is primarily due to the depreciation and amortization of assets acquired with the purchase of PML in June, 1999, and a building acquired in February 1999.

         Research and development expense decreased by $21,985 and $66,244 during the six-month and three-month periods ended March 31, 2000 over the comparable period ended March 31, 1999. The Company continues to research and develop the commercial use of the Rentech GTL Technology.

         Losses from operations for the six-month and three-month periods ended March 31, 2000 increased by $131,229 and $106,107 over comparable periods in fiscal 1999. The increased loss is primarily due to increases in expenses of $270,898 and $129,539 offset by an increase in gross profit contributed by the Company's GTL alternative fuel segment resulting from technical services revenue received in fiscal 2000 and an operating profit from the real estate operation.

         Total other expense increased by $82,311 and $17,002 for the six-month and three-month periods ended March 31, 2000 over the comparable six-month and three-month periods ended March 31, 1999. Interest expense increased by $62,477 and $24,468 for the six-month and three-month periods ended March 31, 2000, compared to prior fiscal year periods ended March 31, 1999, as a result of debt incurred acquiring PML and the real estate operation.

         For the three months ended March 31, 2000, the Company recognized a $69,821 loss in its equity investment in SCE (see Note 5, Investment in Sand Creek).

Liquidity and Capital Resources

         At March 31, 2000, the Company had working capital of $4,283,108, as compared to working capital of $115,457 at September 30, 1999. The $4,167,651 increase in working capital is due to the net proceeds of preferred stock issued for $150,000 in cash, net proceeds of common stock issued for $6,076,860, net of the cash redemption of preferred shares for $285,000, as well as the ongoing losses from operations.

         The cash received from sale of common and preferred stock and the cash generated from the Company's subsidiary operations are expected to be adequate to fund the Company's operations, at the current level, through fiscal 2000.

         The Company is discussing other proposals made by several energy companies for exploitation of the Company's GTL Technology through licenses or other business ventures. In October 1998, Rentech entered into a license agreement with Texaco Energy Systems, Inc. which provides Texaco exclusive rights to use Rentech's GTL Technology in commercial projects that use solid and liquid hydrocarbons as feedstocks.

         The Company has net deferred tax assets with a 100 percent valuation allowance at March 31, 2000 and 1999. Management is not able to determine if it is more likely than not that the net deferred tax assets will be realized.

Analysis of Cash Flow

         As discussed under "Results of Operations," the Company had net losses of $1,731,119 and $1,447,758, respectively, for the six months ended March 31, 2000 and 1999. The period ended March 31, 2000 includes depreciation on the rental building, which was acquired in February 1999, and depreciation on PML's equipment and amortization of goodwill acquired when PML was purchased in June 1999, which is not included in the comparable prior period.

         There was a $145,404 increase in accounts receivable during the six months ended March 31, 2000, compared to a $65,301 decrease during the comparable 1999 period. The increase in 2000 is due to the acquisition of PML during June 1999.

         During the first half of fiscal 2000, $1,371,683 of net cash was used by operating activities, compared to a net cash usage of $1,163,965 for the comparable period of 1999.

         The Company purchased $141,077 in equipment during the first half of fiscal 2000, compared to purchases of $376,687 during the comparable 1999 period. During the first half of 1999, the Company purchased additional equipment as it was setting up its new laboratory and research facility.

         The Company invested $173,201 in SCE and $177,051 in Dresser during the first half of 2000, as compared to no investments in the comparable 1999 period. As discussed in Note 5, Investment in Sand Creek, the Company has a 50% interest in SCE. Also, with the additional $177,051 cash investment in Dresser, the Company increased its investment in Dresser from a 5% investment to a 10% investment.

         Deposits and other assets increased by $74,910 during the first half of 2000, as compared to a $208,985 increase during the comparable 1999 period. The increase in both periods is primarily due to payments of deposits for potential acquisitions.

         During the first quarter of fiscal 1999, $566,239 of net cash was used by investing activities, compared to a net cash usage of $1,030,233 for the comparable period of 1999.

         The Company financed a portion of its activities by net proceeds of $150,000 from issuance of 16,666 shares of preferred stock and $6,076,860 from issuance of its common stock during the 2000 period, compared to net proceeds of $157,194 from common stock and $750,000 in proceeds from preferred stock during comparable periods in 1999.

         During the six months ended March 31, 2000, the Company redeemed 23,832 shares of its preferred shares for $285,000, and paid $90,176 in principal payments against its long-term debt. There were no similar payments during the comparable 1999 period.

         Cash increased during the first half of fiscal 2000 by $3,913,762, compared to a decrease of $1,287,494 for the comparable periods of 1999. These changes increased the ending cash balance to $4,221,944 at March 31, 2000 from $308,182 at September 30, 1999. The 1999 changes decreased the $3,056,379 September 30, 1998 balance to $1,768,885 at March 31, 1999.

Recent Accounting Pronouncements

         The Financial Accounting Standards Board has recently issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133, which has been subsequently amended by SFAS No. 137, established standards for recognizing all derivative instruments, including those for hedging activities as either assets or liabilities in the statement of financial position, and measuring those instruments at fair value. This Statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Management believes the adoption of this statement will have no material impact on the Company's consolidated financial statements.

Year 2000

         Since the beginning of 2000, the Company did not have any interruptions of its business due to the Year 2000 issue. During the next few months, the Company will continue to monitor its operations and assess whether the Year 2000 issue has an impact on the Company. The Company has not incurred significant costs to become Year 2000 compliant.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.  None.

Item 2.  Change in Securities.

         The following table shows information concerning all sales of the Company's equity securities sold by the Company during the period covered by this report that were not registered under the Securities Act of 1933, as amended.


                                             Total                                                                 Exemptions
     Date            Securities            Securities         Offering         Total          Class of                from
   of Sale              Sold                 Sold               Price       Commissions      Purchasers           Registration
-------------       ------------           -----------       ----------     -----------      ----------       --------------------
Jan. 17, 2000       Common Stock           4,136,667(1)      $2,678,699        ________      Accredited       Rules 505, 506,
                                                                                             Investors        Section 4(2) & 4(6)

Mar. 18, 2000       Common Stock           2,000,000(2)      $1,200,000              -0-     Accredited       Rules 505, 506,
                                                                                             Investors        Section 4(2) & 4(6)

Mar. 29, 2000       Common Stock           2,291,667(3)      $2,750,000     $   275,000      Offshore         Regulation S
                                                                                             Investors

___________         Common Stock             200,000         $   26,561              -0-     Accredited       Rules 505, 506,
                                                                                             Investors        Section 4(2) & 4(6)

         (1)With warrants to purchase 1,034,167 shares of common stock at $1.20 per share for five years.
         (2)With options to purchase 4,000,000 shares of common stock at $1.25 per share until December 31, 2001 and 2,000,000 shares of common stock at $5.00 per share until December 31, 2004.
         (3)With warrants to purchase 2,291,667 shares of common stock at $2.64 per share until March 29, 2003.

Item 3.  Defaults Upon Senior Securities.  None.

Item 4.  Submission of Matters to a Vote of Security Holders.  None.

Item 5.  Other Information.  None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits. None

         (b) Reports on Form 8-K:
             Form 8-K dated Feb. 18, 2000 reporting under Item 5, Other Events Form 8-K dated Mar. 20, 2000 reporting under Item 5, Other Events Form 8-K dated Mar. 20, 2000 reporting under Item 5, Other Events Form 8-K dated Apr. 4, 2000 reporting under Item 5, Other Events

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              RENTECH, INC.

                                       /s/ Dennis L. Yakobson
Dated: May 15, 2000                    -----------------------------------------
                                       Dennis L. Yakobson, President

                                       /s/ James P. Samuels
Dated: May 15, 2000                    -----------------------------------------
                                       James P. Samuels, Vice President-Finance
                                       and Chief Financial Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                         DESCRIPTION
-------                        -----------

27                             Financial Data Schedule.