Form 10QSB
period 2000-06-30
RENTECH INC /CO/
filed 2000-08-11
CIK 868725

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

Commission File Number 0-19260

                                  RENTECH, INC.
                 (Name of small business issuer in its charter)

          COLORADO                                               84-0957421
          --------                                               ----------
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

         The number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2000: common stock - 62,264,228.

                                  RENTECH, INC.
                          FORM 10-QSB QUARTERLY REPORT

                                Table of Contents

                         PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements:

            Consolidated Balance Sheets as of June 30, 2000
            and September 30, 1999.............................................3

            Consolidated Statements of Operations for the three and
            nine months ended June 30, 2000 and June 30, 1999..................5

            Consolidated Statement of Stockholders' Equity for
            the nine months ended June 30, 2000................................6

            Consolidated Statements of Cash Flows for the nine
            months ended June 30, 2000 and 1999................................7

            Notes to the Consolidated Financial Statements.....................8

Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations...............................14

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings - None..............................................17

Item 2. Change in Securities..................................................17

Item 3. Defaults Upon Senior Securities - None................................17

Item 4. Submission of Matters to a Vote of Security Holders - None............17

Item 5. Other Information - None..............................................17

Item 6. Exhibits and Reports on Form 8-K......................................17

        (a) Exhibits - None
        (b) Form 8-K

RENTECH, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

                                                              JUNE 30,
                                                                2000       SEPTEMBER 30,
                                                            (UNAUDITED)        1999
                                                            -----------    -------------
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                               $ 2,484,380     $   308,182
    Accounts receivable, net                                    578,126         374,683
    Other receivables                                           204,356          59,378
    Inventories                                                 105,231          90,482
    Prepaid expenses and other current assets                   266,611         184,998
                                                            -----------     -----------

Total Current Assets                                          3,638,704       1,017,723
                                                            -----------     -----------

PROPERTY AND EQUIPMENT, net of
      accumulated depreciation of $498,553 and $329,238       3,574,404       3,415,921
                                                            -----------     -----------
OTHER ASSETS
    Licensed technology, net of accumulated
      amortization of $1,573,252 and $1,401,694               1,857,897       2,029,454
    Goodwill, net of accumulated amortization
      of $276,904 and $207,771                                1,116,529       1,169,382
    Investment in ITN/ES                                      3,079,107       3,079,107
    Investment in Dresser                                     2,017,135       1,840,084
    Investment in Sand Creek                                     58,703             -0-
    Technology rights, net of accumulated
      amortization of $76,256 and $55,907                       211,490         231,839
    Deposits and other assets                                 1,115,280         426,471
                                                            -----------     -----------

Total Other Assets                                            9,456,141       8,776,337
                                                            -----------     -----------

Total Assets                                                $16,669,249     $13,209,981
                                                            ===========     ===========

See notes to the consolidated financial statements.

RENTECH, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (continued)

                                                                         JUNE 30,
                                                                           2000          SEPTEMBER 30,
                                                                        (UNAUDITED)          1999
                                                                       -------------     -------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable                                                    $    452,600      $    344,696
   Accrued liabilities                                                      117,364           113,544
   Current portion of long-term debt                                        321,243           444,026
                                                                       ------------      ------------
Total Current Liabilities                                                   891,207           902,266
                                                                       ------------      ------------
LONG-TERM LIABILITIES
   Long-term debt, net of current portion                                 1,051,880         1,237,669
   Lessee deposits                                                            9,248             9,248
                                                                       ------------      ------------
Total Long-Term Liabilities                                               1,061,128         1,246,917
                                                                       ------------      ------------
Total Liabilities                                                         1,952,335         2,149,183
                                                                       ------------      ------------
COMMITMENTS

STOCKHOLDERS' EQUITY
   Series B convertible preferred stock - $10 par value; 800,000 shares  authorized; 0 and 133,332 shares issued and
     outstanding; $10 per share liquidation value (in the
     aggregate $0 and $1,370,742 including accrued
     dividends of $0 and $37,422)                                               -0-         1,333,320
   Series C participating preferred stock - $10 par value; 500,000
     shares authorized; no shares issued or outstanding                         -0-               -0-
   Common stock - $.01 par value; 100,000,000 shares
     authorized; 62,264,228 and 49,272,747 shares
     issued and outstanding                                                 622,640           492,725
   Additional paid-in capital                                            32,395,028        23,935,679
   Unearned compensation                                                   (137,549)
   Accumulated deficit                                                  (18,163,205)      (14,700,926)
                                                                       ------------      ------------
Total Stockholders' Equity                                               14,716,914        11,060,798
                                                                       ------------      ------------
Total Liabilities and Stockholders' Equity                             $ 16,669,249      $ 13,209,981
                                                                       ============      ============

See notes to the consolidated financial statements.

RENTECH, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)

                                                  Three Months Ended                  Nine Months Ended
                                                       June 30,                            June 30,
                                                2000              1999              2000              1999
                                            ------------      ------------      ------------      ------------

REVENUES:
        Product sales                       $    668,515      $    576,103      $  1,526,377      $  1,386,953
        Service sales                            615,745           145,951         1,596,600           145,951
        Royalty income                            60,000            60,455           200,000           280,479
        Rental income                             31,414            27,767            92,003            38,975
                                            ------------      ------------      ------------      ------------
Total Revenues                                 1,375,674           810,276         3,414,980         1,852,358
                                            ------------      ------------      ------------      ------------
Cost of sales:
        Product sales                            307,681           301,562           733,192           650,069
        Service sales                            496,120           119,468         1,323,608           119,468
                                            ------------      ------------      ------------      ------------
Total Cost of Sales                              803,801           421,030         2,056,800           769,537
                                            ------------      ------------      ------------      ------------
Gross profit                                     571,873           389,246         1,358,180         1,082,821

Expenses:
        General and administrative             1,654,181           992,092         3,608,334         2,822,091
        Research and development                 329,726            76,046           559,250           219,589
        Depreciation and amortization            111,246           101,912           329,731           315,769
        Loss on disposal of assets                   -0-               -0-             9,142               -0-
                                            ------------      ------------      ------------      ------------
Total Expenses                                 2,095,153         1,170,050         4,506,457         3,357,449
                                            ------------      ------------      ------------      ------------
LOSS FROM OPERATIONS                          (1,523,280)         (780,804)       (3,148,277)       (2,274,628)

OTHER INCOME (EXPENSE):
        Interest income                           61,266            11,207            99,657            69,431
        Interest expense                         (33,057)          (26,681)         (107,749)          (38,896)
                                            ------------      ------------      ------------      ------------
Total Other Income (Expense)                      28,209           (15,474)           (8,092)           30,535
                                            ------------      ------------      ------------      ------------
Equity in Loss of Investee                      (236,089)              -0-          (305,910)              -0-
                                            ------------      ------------      ------------      ------------
NET LOSS                                      (1,731,160)         (796,278)       (3,462,279)       (2,244,093)
                                            ------------      ------------      ------------      ------------

Dividend requirement on preferred stock              -0-           208,809            89,612           407,107
                                            ------------      ------------      ------------      ------------
LOSS APPLICABLE TO COMMON STOCK             $ (1,731,160)     $ (1,005,087)     $ (3,551,891)     $ (2,651,200)
                                            ------------      ------------      ------------      ------------

BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF COMMON SHARES OUTSTANDING           61,970,497        44,432,781        56,009,496        43,243,888
                                            ------------      ------------      ------------      ------------

PER SHARE LOSS:
        Basic and diluted                   $      (0.03)     $      (0.02)     $      (0.06)     $      (0.06)
                                            ============      ============      ============      ============

See notes to consolidated financial statements.

RENTECH, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity
For the Nine Months Ended June 30, 2000 (Unaudited)

                                                                              Convertible
                                                                            Preferred Stock                   Common Stock
                                                                               Series B                                    Par
                                                                         Shares          Amount           Shares           Value
                                                                        ---------      -----------      ----------       --------

Balances, October 1, 1999                                                133,332       $1,333,320       49,272,747       $492,725
Common stock and options issued for cash,
     net of offering costs of $621,767                                        -0-              -0-      10,252,861        102,529
Preferred stock issued for cash, net of offering
     costs of $16,660                                                     16,666          166,660               -0-            -0-
Common stock issued for deposit on potential business acquisition             -0-              -0-         200,000          2,000
Common stock issued for prepaid expense                                       -0-              -0-         200,000          2,000
Preferred stock and $46,680 in dividends redeemed for cash               (23,832)        (238,320)              -0-            -0-
Common stock issued for conversion of Series B
     preferred stock and $60,154 in dividends                           (126,166)      (1,261,660)       2,338,620         23,386
Deemed dividends on convertible
      preferred stock of $20,200                                              -0-              -0-              -0-            -0-
Options granted for services                                                  -0-              -0-              -0-            -0-
Options granted for acquisition costs
     in business acquisition                                                  -0-              -0-              -0-            -0-
Warrants granted for offering costs                                           -0-              -0-              -0-            -0-
Net loss for the nine months ended June 30, 2000                              -0-              -0-              -0-            -0-
                                                                       ----------      -----------      -----------      ---------
Balances, June 30, 2000 (unaudited)                                           -0-      $       -0-      62,264,228       $622,640
                                                                       ==========      ===========      ==========       ========

                                                                     Additional                                           Total
                                                                       Paid-in         Unearned       Accumulated     Stockholders'
                                                                       Capital       Compensation       Deficit           Equity
                                                                    ------------     ------------    -------------    -------------
Balances, October 1, 1999                                           $ 23,935,679      $       -0-    $(14,700,926)     $ 11,060,798
Common stock and options issued for cash,
     net of offering costs of $621,767                                 6,205,667              -0-              -0-        6,308,196
Preferred stock issued for cash, net of offering
     costs of $16,660                                                    (16,660)             -0-              -0-          150,000
Common stock issued for deposit on potential business acquisition        398,000              -0-              -0-          400,000
Common stock issued for prepaid expense                                  104,240              -0-              -0-          106,240
Preferred stock and $46,680 in dividends redeemed for cash               (46,680)             -0-              -0-         (285,000)
Common stock issued for conversion of Series B
     preferred stock and $60,154 in dividends                          1,275,696              -0-              -0-           37,422
Deemed dividends on convertible
      preferred stock of $20,200                                              -0-             -0-              -0-               -0-
Options granted for services                                             489,548        (137,549)              -0-          351,999
Options granted for acquisition costs
     in business acquisition                                              16,281              -0-              -0-           16,281
Warrants granted for offering costs                                       33,257              -0-              -0-           33,257
Net loss for the nine months ended June 30, 2000                              -0-             -0-      (3,462,279)       (3,462,279)
                                                                    -------------      ----------    -------------     ------------
Balances, June 30, 2000 (unaudited)                                 $ 32,395,028       $(137,549)    $(18,163,205)     $ 14,716,914
                                                                    =============      ==========    =============     ============

See notes to the consolidated financial statements

RENTECH, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

For the Nine Months Ended June 30, (Unaudited)                                    2000                         1999
                                                                              ------------                 ------------

OPERATING ACTIVITIES:
Net Loss                                                                      $(3,462,279)                 $(2,244,093)
Adjustments to reconcile net loss to net cash
 used in operating activities:
Depreciation and amortization                                                     454,716                      340,465
Services paid with options                                                        351,999                           -0-
Loss on disposal of assets                                                          9,142                           -0-
Equity in loss of investee                                                        305,910                           -0-
Changes in operating assets and liabilities,
    net of business acquisitions
  (Increase) in accounts receivables                                             (203,443)                    (146,883)
  (Increase) in other receivables                                                (144,978)                          -0-
  (Increase) in inventories                                                       (14,749)                     (10,692)
  Decrease in prepaids and other current assets                                    24,627                      105,367
  Increase (Decrease) in accounts payable
    and other accrued expenses                                                    149,146                      (67,591)
  Increase in lessee deposits                                                          -0-                       9,248
                                                                              -----------                  -----------

Net Cash Used in Operating Activities                                          (2,529,909)                  (2,014,179)
                                                                              -----------                  -----------

INVESTING ACTIVITIES:
Purchase of land and buildings                                                         -0-                    (448,224)
Purchase of equipment                                                            (392,987)                    (505,335)
Purchase of business                                                                   -0-                    (590,109)
Increase in investments                                                          (541,664)                          -0-
Proceeds from disposal of property and equipment                                   31,687                        4,400
Increase in deposits and other assets                                            (288,809)                    (406,279)
                                                                              -----------                  -----------

Net Cash Used in Investing Activities                                          (1,191,773)                  (1,945,547)
                                                                              -----------                  -----------

FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock                                         166,660                    1,630,000
Proceeds from issuance of common stock                                          6,929,961                      286,194
Payment for offering costs                                                       (605,169)                    (159,000)
Redemption of preferred stock                                                    (285,000)                          -0-
Payment on long-term debt and notes payable                                      (308,572)                      (9,315)
                                                                              -----------                  -----------

Net Cash Provided by Financing Activities                                       5,897,880                    1,747,879
                                                                              -----------                  -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                2,176,198                   (2,211,847)
Cash and Cash Equivalents,
Beginning of Period                                                               308,182                    3,056,379
                                                                              -----------                  -----------
Cash and Cash Equivalents,
End of Period                                                                 $ 2,484,380                  $   844,532
                                                                              ===========                  ===========

See notes to consolidated financial statements.

RENTECH, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2000 (Unaudited)

1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements included in the Company's September 30, 1999 annual report on Form 10-KSB. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the full fiscal year ending September 30, 2000.

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

         Goodwill - Goodwill, which relates to the acquisition of Okon in 1997 and the acquisition of PML in 1999, is being amortized over a 15-year period using the straight-line method.

         Property and Equipment - Property and equipment are stated at cost. Depreciation and amortization expense are computed using the straight-line method over the estimated useful lives of the assets, which range from three to thirty years except for leasehold improvements which are amortized over the shorter of the useful life or the remaining lease term. Maintenance and repairs are expensed as incurred. Major renewals and improvements are capitalized. When property and equipment are retired or otherwise disposed of, the asset and accumulated depreciation or amortization are removed from the accounts and the resulting profit or loss is reflected in operations. The Company capitalizes interest costs as part of construction in process. Interest cost capitalized for the nine months ended June 30, 2000 was not material.

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

         Net Loss per Common Share - Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128") provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. For the nine-month periods ended June 30, 2000 and 1999, total stock options of 8,003,000 and 3,090,200 and total stock warrants of 3,981,305 and 2,275,426 were not included in the computation of diluted loss per share because their effect was anti-dilutive.

         Reclassifications - Certain reclassifications have been made to the 1999 financial statements in order for them to conform to the 2000 presentation. Such reclassifications have no impact on the Company's financial position or results of operations.

         Recent Accounting Pronouncements - The Financial Accounting Standards Board ("FASB") has recently issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133, amended by SFAS No. 137 established standards for recognizing all derivative instruments at fair value. This Statement is effective for quarters of fiscal years beginning after June 15, 2000. Management believes the adoption of this statement will have no impact on the Company's consolidated financial statements.

         In March 2000, the FASB issued Emerging Issues Task Force Issue No. 00-2, "Accounting for Web Site Development Costs" ("EITF 00-2"), which is effective for all such costs incurred for fiscal quarters beginning after June 30, 2000. This issue establishes accounting and reporting standards for costs incurred to develop a web site based on the nature of each cost. Currently as the Company has no web site development costs, the adoption of EITF 00-2 would have no impact on the Company's financial condition or results of operations. To the extent the Company, begins to enter into such transactions in the future, the Company will adopt the Issue's disclosure requirements in the quarterly and annual financial statements for the year ending September 30, 2000.

         In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44"), which is effective July 1, 2000, except that certain conclusions in this interpretation which cover specific events that occur after either December 15, 1998 or January 12, 2000 are recognized on a prospective basis from July 1, 2000. This Interpretation clarifies the application of APB Opinion 25 for certain issues relating to stock issued to employees. The Company believes its existing stock based compensation policies and procedures are in compliance with FIN 44 and therefore, the adoption of FIN 44 will have no material impact on the Company's financial condition, results of operations or cash flows.

3.       STOCKHOLDERS' EQUITY

         Common stock - On October 12, 1999, the Company began offering for sale its common stock in a private placement memorandum ("PPM") for the purpose of raising $7,500,000. First Union Securities was the placement agent for this offering. The Company offered for sale Units consisting of four shares of its $.01 par value common stock and one redeemable stock purchase warrant for the purchase of one share of common stock. The purchase price was $2.40 per Unit. The Company granted the placement agent an option, exercisable within 45 days from the date of the memorandum, to purchase shares of common stock equal to 15% of the shares included in the Units sold, to cover over-allotments, if any, sold to investors in this offering. The warrants entitle investors to purchase one share of the Company's common stock at an exercise price of $1.20 for a period of five years from the date of this memorandum. The warrants may be redeemed for $.05 per warrant by the Company at any time prior to their expiration date upon written notice 30 days in advance to the holders of the warrants if the market price of the common stock exceeds 120% of the exercise price of the warrants for a period of 20 consecutive trading days prior to a call for redemption by the Company, and if the holders do not exercise their warrant during the 30-day period. The holders of shares of common stock, the additional shares of common stock to be issued upon exercise of the warrants and any over-allotment shares was entitled to piggyback registration rights and the provisions of the Company's shareholder Rights Plan.

         The Company completed its private placement under this memorandum on January 17, 2000. The Company issued 4,136,667 shares under the above PPM for $2,482,000 before offering costs of $346,767.

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

         For the nine months ended June 30, 2000, the Company issued 1,824,527 shares of its common stock upon the exercise of stock options and stock warrants for cash proceeds of $397,962.

         During June 2000, the Company issued 200,000 shares of its common stock with a fair market value of $400,000 as a deposit in connection with a potential business acquisition.

         During the nine-month period ended June 30, 2000, the Company issued 200,000 shares of its common stock with a market value of $106,240 in payment for director's fees for the fiscal years of 2000 and 2001. At June 30, 2000, the Company has charged $39,842 to expense and recorded the balance in prepaid expenses.

         Preferred stock - In October 1999, the Company issued for cash 16,666 shares of Series B convertible Preferred stock for $150,000, net of $16,660 in offering costs. The Company recorded a deemed dividend of $20,200 when it issued the Series B convertible Preferred stock as the Series B convertible Preferred stock is convertible at a discount into common stock of the Company. During the nine-month period ended June 30, 2000, the Company redeemed 23,832 shares of Series B convertible Preferred stock for $285,000 which includes dividends of $46,680. The Company converted 126,166 shares of Series B convertible Preferred Stock at $10.00 per share together with dividends earned on these shares of $60,154 for 2,338,620 common shares.

         During February 2000, the Company entered into a consulting agreement with DSN Enterprises Ltd. ("DSN"). The Company granted the following stock options to DSN.

         o 100,000 stock options exercisable at an exercise price of $.575 per share. These stock options are exercisable at the date of the grant and expire during 2001.

         o 180,000 stock options exercisable at an exercise price of $1.25 per share. These stock options are exercisable at the date of the grant and expire during 2001.

         o 100,000 stock options exercisable at an exercise price of $.80 per share. These stock options are exercisable beginning on May 10, 2000 and expire during 2001.

         o 100,000 stock options exercisable at an exercise price of $.90 per share. These stock options are exercisable beginning on October 10, 2000 and expire during 2001.

         The Company recorded $334,921 in consulting expense and $137,549 in unearned compensation as of June 30, 2000 from the issuance of these stock options.

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

                                               Three Months Ended                  Nine Months Ended
                                                     June 30,                           June 30,
                                         ------------------------------      ------------------------------
                                              2000              1999              2000              1999
                                         ------------      ------------      ------------      ------------
Revenues:
   Paint                                 $    668,515      $    576,103      $  1,526,377      $  1,386,953
   Alternative Fuels                          210,062           124,455           590,997           344,479
   Mud Logging Services                       465,683            81,951         1,205,603            81,951
   Real Estate                                 31,414            27,767            92,003            38,975
                                         ------------      ------------      ------------      ------------
                                         $ 1, 375,674      $    810,276      $  3,414,980      $  1,852,358
                                         ------------      ------------      ------------      ------------
Operating Income (Loss):
   Paint                                 $    157,728      $     91,421      $    160,839            88,248
   Alternative Fuels                       (1,734,465)         (887,729)       (3,287,365)       (2,385,603)
   Mud Logging Services                        10,189             6,316           (73,508)            6,316
   Real Estate                                 43,268             9,188            51,757            16,411
                                         ------------      ------------      ------------      ------------
                                         $ (1,523,280)     $   (780,804)     $ (3,148,277)     $ (2,274,628)
                                         ------------      ------------      ------------      ------------
Depreciation and Amortization:
   Paint                                 $     71,190      $     26,528      $    122,741      $     80,130
   Alternative Fuels                           56,727            74,212           211,818           234,468
   Mud Logging Services                        29,293             7,890            82,828             7,890
   Real Estate                                 13,050            11,985            37,329            17,977
                                         ------------      ------------      ------------      ------------
                                         $    170,260      $    120,615      $    454,716      $    340,465
                                         ------------      ------------      ------------      ------------
Expenditures for Additions
and Long-Lived Assets:
   Paint                                 $     46,604      $        943      $     46,604      $      8,497
   Alternative Fuels                          171,285           124,648           239,429           493,781
   Mud Logging Services                        34,021         1,351,701           106,954         1,351,701
   Real Estate                                    -0-             3,663               -0-         1,437,324
                                         ------------      ------------      ------------      ------------
                                         $    251,910      $  1,480,955      $    392,987      $  3,291,303
                                         ------------      ------------      ------------      ------------
Total Assets:
   Paint                                 $  1,495,799      $  1,624,365      $  1,495,799      $  1,624,365
   Alternative Fuels                       11,862,628         7,455,494        11,862,628         7,455,494
   Mud Logging Services                     1,636,182         1,497,184         1,636,182         1,497,184
   Real Estate                              1,674,640         1,436,741         1,674,640         1,436,741
                                         ------------      ------------      ------------      ------------
                                         $ 16,669,249      $ 12,013,784      $ 16,669,249      $ 12,013,784
                                         ------------      ------------      ------------      ------------

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

         For the nine months ended June 30, 2000, the Company has contributed $364,613 to SCE and has recognized $305,910 related to its equity in SCE's loss. As of June 30, 2000, the Company has recorded a $58,703 investment in SCE.

         On April 15, 2000 as amended, the Company granted Texaco Energy Systems, Inc. the exclusive right to negotiate for Texaco's participation in the project to retrofit the Sand Creek plant for the planned purpose. Texaco has the right to evaluate and acquire up to one-half of the Company's 50% interest in Sand Creek Energy LLC. This agreement is in force until renewed or cancelled by mutual agreement.

6.       SUPPLEMENTAL DATA TO STATEMENTS OF CASH FLOWS

         For the nine months ended June 30, 2000 and 1999, the Company made cash interest payments of $107,749 and $38,896.

         Excluded from the statements of cash flows for the nine months ended June 30, 2000 and 1999 were the effects of certain non-cash investing and financing activities as follows:

                            Nine Months Ended June 30,                           2000          1999
         -------------------------------------------------------------------  -----------  -----------
         Issuance of common stock for prepaid expenses                        $  106,240          $-0-
         Issuance of common stock for deposit on potential
             business acquisition                                             $  400,000          $-0-
         Issuance of common stock for conversion of preferred stock
            and dividends                                                     $1,299,082   $2,413,526
         Issuance of stock options for unearned compensation                    $137,549          $-0-
         Issuance of warrants for offering costs                                 $33,257          $-0-
         Issuance of warrants for acquisition costs in business acquisition      $16,281          $-0-
         Purchase of business financed with notes payable, common stock
              and assumption of existing debt                                 $       -0-  $  782,849
         Purchase of land and building financed with mortgage payable         $       -0-  $  989,100
         Increase in accrued dividends                                        $       -0-  $   21,261

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30, 2000 AND 1999

RESULTS OF OPERATIONS

         For the nine-month and three-month periods ended June 30, 2000, the Company had net losses of $3,462,279 and $1,731,160, respectively, compared to net losses of $2,244,093 and $796,278 for comparable periods in 1999. The increase is primarily due to expenses associated with stock options issued for services in the amount of $334,921, equity in loss of investee, increased research and development expense, and the one time receipt of $100,000 royalty income under the Texaco license agreement in the first quarter of the 1999 fiscal year.

         During the nine-month and three-month periods ended June 30, 2000, the Company recognized $1,526,377 and $668,515 for sales of water-based paints, sealers and coatings, as compared to $1,386,953 and $576,103 for the nine-month and three-month periods ended June 30, 1999. This increase is due to an increase in Okon's customer base and the introduction of new products. On June 1, 1999, the Company acquired the assets of PML. The revenue contributed from this subsidiary during the nine-month and three-month periods was $1,205,603 and $465,683 respectively. There was revenue of $81,951 representing one month of sales for comparable periods in the prior year. Under a contract with Texaco, the Company began billing for technical services in April 1999. Revenues for technical services for the nine-month and three-month periods ended June 30, 2000 were $390,997 and $150,062, as compared to $64,000 and $64,000 technical service revenue for the comparable periods ended June 30, 1999. The Company recorded the revenue earned from PML and the revenue earned from technical services as service revenues for the periods ended June 30, 2000 and 1999. The Company earned $200,000 and $60,000 in royalty income during the nine-month and three-month periods ended June 30, 2000, as compared to $280,479 and $60,455 in royalty income for the nine-month and three-month periods ended June 30, 1999. In February 1999, the Company acquired the land and building occupied by its research department and three other tenants. Rental income from this facility contributed $92,003 and $31,141 in revenue for the nine-month and three-month ended June 30, 2000, as compared to $38,975 and $27,767 of rental income for the comparable periods in 1999.

         During the nine-month and three-month periods ended June 30, 2000, cost of sales increased to $2,056,800 and $803,801, as compared to $650,069 and $301,562 for the nine-month and three-month periods ended June 30, 1999. The increase relates almost entirely to variable costs associated directly with increases in revenues as detailed above. During the nine-month and three-month periods ended June 30, 2000, cost of sales related to water-based paints, sealers and coatings was $733,192 and $307,681, as compared to $650,069 and $301,562 for comparable periods in the 1999 fiscal period. The increase in cost of sales related to water-based paints sealers and coatings is attributable to the increase in sales of water-based paints, sealers and coatings. During the nine-month and three-month periods ended June 30, 2000, cost of sales related to service sales was $1,323,608 and $496,120 compared to $119,468 cost of sales associated with service sales for the nine month and three-month periods ended June 30, 1999. The Company acquired PML on June 1, 1999 and the Company was in the early stages of generating revenue from its technical service sales which began in April 1999.

         The gross profit of $1,358,180 and $571,873 for the nine-month and three-month periods ended June 30, 2000, as compared to $1,082,821 and $389,246 in the nine-month and three-month periods ended June 30, 1999, is a result of new revenues and an increase in sales of water-based paints, sealers and coatings.

         During the nine-month and three-month periods ended June 30, 2000, general and administrative expenses increased by $786,243 and $662,089 over the comparable nine-month and three-month periods ended June 30, 1999. The increase is caused primarily by expenses, in the amount of approximately $336,000, representing PML's costs for nine months in 2000 compared with one month in 1999. PML was acquired on June 1, 1999. A non-cash charge was recorded, in the amount of $334,921, for options granted for consulting services in the third quarter of fiscal year 2000. There is no comparable charge during the same period in the prior year.

         Depreciation and amortization increased by $13,962 and $9,334 during the nine-month and three-month periods ended June 30, 2000, compared to the nine-month and three-month periods ended June 30,1999. This is primarily due to the depreciation and amortization of assets acquired with the purchase of PML in June, 1999, and a building acquired in February 1999.

         Research and development expense increased by $339,661 and $253,680 during the nine-month and three-month periods ended June 30, 2000 over the comparable period ended June 30,1999. The Company continues to research and develop the commercial use of the Rentech GTL Technology.

         Losses from operations for the nine-month and three-month periods ended June 30, 2000 increased by $873,649 and $742,476 over comparable periods in fiscal 1999. The increased loss is primarily due to increases in expenses of $1,029,540 and $805,635 offset by an increase in gross profit contributed by the Company's GTL alternative fuel segment resulting from technical services revenue received in fiscal 2000 and an operating profit from the real estate operation.

         Total other income (expense) increased by $38,627 for the nine-month period June 30, 2000 over the comparable nine-month ended June 30, 1999 as a result of the Company having more excess cash invested in interest bearing certificates. Total other income (expense) decreased by $43,683 for the three-month period June 30, 2000 over the comparable three-month ended June 30, 1999. Interest expense increased by $68,853 and $6,376 for the nine-month and three-month periods ended June 30, 2000, compared to prior fiscal year periods ended June 30,1999, as a result of debt incurred acquiring PML and the real estate operation.

         For the nine-month and three-month periods ended June 30, 2000, the Company recognized a $305,910 and $236,089 loss in its equity investment in SCE (see Note 5, Investment in Sand Creek).

Liquidity and Capital Resources

         At June 30, 2000, the Company had working capital of $2,747,497, as compared to working capital of $115,457 at September 30, 1999. The $2,632,040 increase in working capital is due to the net proceeds of preferred stock issued for $150,000 in cash, net proceeds of common stock issued for $6,347,453, net of the cash redemption of preferred shares for $285,000, offset by the ongoing losses from operations.

         The Company has liquidity, as a result of its current cash position, its existing lines of credit and the cash generated from the Company's subsidiary operations, for at least the next twelve month period.

         The Company is discussing other proposals made by several energy companies for exploitation of the Company's GTL Technology through licenses or other business ventures. In October 1998, Rentech entered into a license agreement with Texaco Energy Systems, Inc., which provides Texaco exclusive rights to use Rentech's GTL Technology in commercial projects that use solid and liquid hydrocarbons as feedstocks.

         The Company has net deferred tax assets with a 100 percent valuation allowance at June 30, 2000 and 1999. Management is not able to determine if it is more likely than not that the net deferred tax assets will be realized.

Analysis of Cash Flow

         As discussed under "Results of Operations," the Company had net losses of $3,462,279 and $2,244,093, respectively, for the nine months ended June 30, 2000 and 1999. The period ended June 30, 2000 includes depreciation on the rental building, which was acquired in February 1999, and depreciation on PML's equipment and amortization of goodwill acquired when PML was purchased in June 1999, which is not included in the comparable prior period for a full nine-month period.

         For the nine months ended June 30, 2000, the Company issued stock options for services in the amount of $351,999. The Company did not incur this expense in the prior comparable period.

         There was a $203,443 increase in accounts receivable during the nine months ended June 30, 2000, compared to a $146,883 decrease during the comparable 1999 period. The increase in 2000 is primarily due to the increased level of revenue in the operating companies.

         There was a $144,978 increase in other receivables during the nine months ended June 30, 2000. As of June 30, 2000, the Company paid approximately $151,000 in costs for the behalf of Republic's investment in SCE. The Company and Republic each acquired an interest in SCE during January 2000 (see Note 5).

         During the first nine months of fiscal 2000, $2,529,909 of net cash was used by operating activities, compared to a net cash usage of $2,014,179 for the comparable period of 1999.

         During the nine months ended June 30, 1999 the Company acquired a building to occupy the Company's laboratory. The Company used $448,224 in cash to fund a portion of the building. The Company purchased $392,987 in equipment during the first nine months of fiscal 2000, compared to purchases of equipment and leasehold improvements, in the amount of $505,335, during the comparable 1999 period. During the first nine months of 1999, the Company purchased additional equipment as it was setting up its new laboratory and research facility. Capital expenditures in fiscal year 2000 are primarily for the research laboratory. During the nine months ended June 30, 1999, the Company used $590,109 in cash to acquire the net assets of Petroleum Mud Logging Inc. and Petroleum Well Logging Inc.

         The Company invested $364,613 in SCE and $177,051 in Dresser during the first nine months of 2000, as compared to no investments in the comparable 1999 period. As discussed in Note 5, Investment in Sand Creek, the Company has a 50% interest in SCE. Also, with the additional $177,051 cash investment in Dresser, the Company increased its investment in Dresser from a 5% investment to a 10% investment.

         Deposits and other assets increased by $688,809 during the first nine months of 2000, as compared to a $406,279 increase during the comparable 1999 period. The increase in both periods is primarily due to payments of deposits for potential acquisitions.

         During the first nine months of fiscal 1999, $1,191,773 of net cash was used by investing activities, compared to a net cash usage of $1,945,547 for the comparable period of 1999.

         The Company financed a portion of its activities by net proceeds of $150,000 from issuance of 16,666 shares of preferred stock and $6,341,452 from issuance of its common stock during the 2000 period, compared to proceeds of $286,194 from common stock and $1,630,000 in proceeds from preferred stock, reduced by $159,000 in offering costs, during comparable periods in 1999.

         During the nine months ended June 30, 2000, the Company redeemed 23,386 shares of its preferred shares for $285,000, and paid $308,572 in principal payments against its long-term debt primarily associated with the acquisition of PML. There were no similar payments during the comparable 1999 period.

         Cash increased during the first nine months of fiscal 2000 by $2,176,198, compared to a decrease of $2,211,847 for the comparable periods of 1999. These changes increased the ending cash balance to $2,484,380 at June 30, 2000 from $308,182 at September 30, 1999. The 1999 changes decreased the $3,056,379 September 30, 1998 balance to $844,532 at June 30, 1999.

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

                                             Total                                                           Exemptions
          Date            Securities       Securities        Offering          Total          Class of          from
         of Sale             Sold             Sold             Price        Commissions      Purchasers     Registration
     -------------       ------------     ------------      ----------     ------------     -----------    ---------------
     Jan. 17, 2000       Common Stock        4,136,667(1)   $2,678,699        $133,935      Accredited     Rules 505, 506,
                                                                                            Investors      Section 4(2) & 4(6)

     Mar. 18, 2000       Common Stock        2,000,000(2)   $1,200,000             -0-      Accredited     Rules 505, 506,
                                                                                            Investors      Section 4(2) & 4(6)

     Mar. 29, 2000       Common Stock        2,291,667(3)   $2,750,000        $275,000      Offshore       Regulation S
                                                                                            Investors

     June 21, 2000       Common Stock          200,000        $450,000             -0-      Accredited     Rules 505, 506,
                                                                                            Investors      Section 4(2) & 4(6)

         (1) With warrants to purchase 1,034,167 shares of common stock at $1.20 per share for five years.

         (2) With options to purchase 4,000,000 shares of common stock at $1.25 per share until December 31, 2001 and 2,000,000 shares of common stock at $5.00 per share until December 31, 2004.

         (3) With warrants to purchase 2,291,667 shares of common stock at $2.64 per share until March 29, 2003.

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

                                       RENTECH, INC.


Dated: August 10, 2000                 /s/ Dennis L. Yakobson
                                       -----------------------------------------
                                       Dennis L. Yakobson, President


Dated: August 10, 2000                 /s/ James P. Samuels
                                       -----------------------------------------
                                       James P. Samuels, Vice President-Finance
                                       and Chief Financial Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------

 EX-27         Financial Data Schedule