Form 10-K
period 2000-09-30
RENTECH INC /CO/
filed 2000-12-28
CIK 868725

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended September 30, 2000

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
    ---      ---

         Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of voting and non-voting common equity held by nonaffiliates of the registrant as of November 1, 2000 was $80,997,699 based upon the price of the stock on that date.

         The number of shares outstanding of the issuer's common stock as of November 30, 2000 was 63,232,199.

                                TABLE OF CONTENTS


                                                                                                              Page
                                                                                                              ----



                                                      PART I

ITEM 1.           BUSINESS........................................................................................3

ITEM 2.           PROPERTIES.....................................................................................43

ITEM 3.           LEGAL PROCEEDINGS..............................................................................44

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS..........................................44

                                                      PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS....................................................................44

ITEM 6.           SELECTED FINANCIAL DATA........................................................................46

ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS............................................................47

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................................................64

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE............................................................64

                                                     PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS...............................................................64

ITEM 11.          EXECUTIVE COMPENSATION.........................................................................69

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT.................................................................................72

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................................73

                                                      PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                  FORM 8-K.......................................................................................73

                           FORWARD-LOOKING STATEMENTS


         This report contains forward-looking statements within the meaning of the federal securities laws, as well as historical and current facts. These forward-looking statements include those relating to the Rentech GTL Technology; the continued development of the Rentech GTL Technology to increase its economic efficiency and use; market acceptance of the technology; ability to obtain financing for plants using the Rentech GTL Technology; ability to economically construct or retrofit these plants; the timing by which plants may be constructed and begin production; ability to obtain low-cost feedstocks and to economically operate the plants; successful operation of the plants; the market value and acceptance of the liquid hydrocarbon products; revenues from the Rentech GTL Technology; market acceptance of and the anticipated revenues from the stains and sealers produced by OKON, Inc.; the market demand and anticipated revenues from the mud logging services provided by Petroleum Mud Logging, Inc.; ability to obtain needed capital; and statements about business strategies, future growth, operations and financial results. These statements often can be identified by the use of terms such as "may," "will," "should," "expect," "believe," "anticipate," "estimate," "intend," "plan," "project," "approximate" or "continue," or the negative thereof. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we caution readers not to place undue reliance on any forward-looking statements. Those statements represent our best judgment as to what may occur in the future. Forward-looking statements, however, are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. Important factors that could cause actual results to differ from those reflected in the forward-looking statements include the risks of overruns in costs of constructing, retrofitting and operating commercial plants using the Rentech GTL Technology, problems with mechanical systems in the plants that are not directly related to the Rentech GTL Technology, dangers associated with construction and operation of gas processing plants like those using the Rentech GTL Technology, risks inherent in making investments and conducting business in foreign countries, protection of intellectual property rights, competition, difficulties in implementing our business strategies, and other risks described in this report.

         As used in this Annual Report on Form 10-K, the terms "we," "our" and "us" mean Rentech, Inc., a Colorado corporation and its subsidiaries, unless the context indicates otherwise.


                                     PART I

ITEM 1.    BUSINESS

OVERVIEW

         Rentech, Inc. is a Colorado corporation organized in 1981 and based in Denver. We have developed and own a proprietary and patented gas-to-liquids
(GTL) process that converts carbon bearing gases, liquids and solids into valuable liquid hydrocarbon products (the Rentech GTL Technology). The technology works with various feedstocks, including natural gas and industrial off-gas, heavy crude oil and refinery byproducts, and coal and petroleum coke, among other carbon-bearing materials. Our technology produces a wide range of products, including clean burning diesel fuel, naphthas, and speciality products such as waxes, petrochemical feedstocks, fuel cell feedstocks and synthetic lubricant base stock.

         We believe there is the potential around the world for a significant number of plants that would use Rentech GTL Technology. This opportunity stems from the growing, worldwide demand for energy, especially environmentally clean energy.

         Our primary business is licensing the Rentech GTL Technology to oil and gas companies, operators of industrial gas plants, and other members of the energy industry. Licenses are granted in exchange for license fees and ongoing royalties to be charged for each barrel of liquid hydrocarbons produced by process plants that use the Rentech GTL Technology. After we grant a license, our licensees are responsible for financing, constructing and operating their own plants to use the licensed technology. They must also acquire their own feedstock and sell the products their plants produce.

         In October 1998, we granted an exclusive license to Texaco Energy Systems, Inc. (Texaco), a division of Texaco, Inc., to use the Rentech GTL Technology in plants where solid and liquid hydrocarbons are used as feedstock. Texaco also has the right to grant sublicenses for this use. We retained rights to grant licensees to others for natural gas feedstocks, which includes industrial off-gases. Examples of the types of solids and liquid feedstocks that Texaco could process under our license are liquids such as heavy crude oil and refinery byproducts and solids like coal and petroleum coke. In addition, we granted Texaco a non-exclusive license, but not the right to sublicense the technology in plants which use natural gas as feedstock.

         In connection with the Rentech GTL Technology, we are also providing engineering designs and technical services, under contract, for Texaco and some of our other licensees and potential licensees. They are using this information to consider the feasibility of constructing one or more plants to use our technology.

         We intend to continue providing engineering design and technical services for our licensees when they design and construct their plants. To assist our licensees, we may also contract to provide our operational support services during startup of licensed plants. In addition, we may reserve the right to contract for the engineering and supply of the synthesis gas conversion reactors that are essential for use of the Rentech GTL Technology. The reactors must be specially configured for each plant according to the composition of the synthesis gas to be converted and the throughput desired. When plants are constructed and in operation, we will sell our patented catalyst, which is a necessary component of our conversion process, to our licensees.

         In some instances, we may invest with others to acquire equity interests in plants that would use our technology. We hope to acquire interests in one or more existing industrial plants, particularly existing underutilized methanol plants, that may be converted to use the Rentech GTL Technology to produce liquid hydrocarbons.

         We have granted several licenses in exchange for license fees. Our licensees are in various stages of evaluating the Rentech GTL Technology, seeking financing, and planning how to proceed. We are receiving advance royalty payments from Texaco as required by our license to it. However, there are no process plants now in operation that use the Rentech GTL Technology. Consequently, we are not receiving royalties from production of liquid hydrocarbons or revenues from sales of our catalyst.

         The emergence of gas-to-liquids technology, as developed by us and a few others, has been cited by the Battelle Memorial Institute to be one of the ten most economically important energy innovations by the year 2010. This conclusion was reached by a panel of energy experts from Battelle and the national laboratories that it co-manages for the U.S. Department of Energy, and reported by Energy User News,

September 2000. The labs include the Brookhaven National Laboratory, National Renewable Energy Laboratory, Oak Ridge National Laboratory, and Pacific Northwest National Laboratory.

         We operate two separate businesses, not related to gas-to-liquids, through two wholly-owned subsidiary corporations. One of these is OKON, Inc., which manufactures and sells environmentally clean stains, sealers and coatings. The other is Petroleum Mud Logging, Inc., which provides well logging services to the oil and gas industry. We also lease office and warehouse space located in our research and development facility to third parties. We are engaged in these businesses and others we may acquire to produce revenues and cash flow to support our core business related to the Rentech GTL Technology until commercial use is realized. We have also acquired interests from ITN Energy Systems, Inc., a privately held high technology and development company located in Wheat Ridge, Colorado. These interests are described subsequently in this item under the heading "Other Businesses." Financial information about our business segments is given in note 11 of our financial statements attached to this report.


FISCHER-TROPSCH TECHNOLOGY

         The Rentech GTL Technology is based upon the Fischer-Tropsch conversion process that was originally developed in Germany during the 1920s to create synthetic transportation fuels. The Fischer-Tropsch (F-T) process was then used by several German companies in commercial-scale industrial plants constructed with government funding. These plants first manufactured synthesis gas, a mixture of hydrogen and carbon monoxide, from coal. That gas was converted through the Fischer-Tropsch process into liquid hydrocarbons, principally diesel fuel. German production of diesel fuel by this method peaked at about 16,000 barrels per day in 1944, but it was not cost competitive with conventional motor fuels. After the end of World War II, the German companies discontinued active production. Soon after the war, the South African government started work on Fischer-Tropsch development. That effort led to the F-T process now owned by South African Synthetic Oil, Ltd. (Sasol), which is presently used in four plants in South Africa. Those plants produce approximately 160 thousand barrels per day of liquid hydrocarbons.

         After World War II, the U.S. Bureau of Mines and several U.S. companies conducted research and development on Fischer-Tropsch processes. All of those U.S. efforts were ultimately abandoned because domestic and imported oil and conventionally refined liquid hydrocarbons were available in the United States at costs lower than those for the Fischer-Tropsch synthetic fuels. As petroleum imports became readily available after World War II, Fischer-Tropsch research went into decline.

         The Arab oil embargo of 1973 created fuel shortages, and that crisis renewed interest by several companies in Fischer-Tropsch technology. This stimulated new research, principally in the United States. The principal goal of the research was to develop Fischer-Tropsch processes that produced synthetic diesel fuel at costs competitive with conventional diesel fuel. Several companies, including ours, began work then, or by the early 1980s, to develop proprietary F-T processes. The other companies include Exxon, the Royal Dutch/Shell group, BP/Amoco, all of which are major oil companies, and Syntroleum Corp, among others. Sasol continues to operate three of its F-T plants in South Africa and to license its technology for use in that country in a fourth GTL facility, the Mossgas plant. Each of these companies, except Sasol, uses a cobalt catalyst for its own proprietary F-T process.

         Dr. Charles B. Benham, a founder of Rentech, started to conduct research on F-T processes at the Naval Weapons Center in China Lake, California, starting in 1973. He continued similar research later at the Solar Energy Research Institute in Golden, Colorado. Dr. Mark S. Bohn, another founder of Rentech, participated in Dr. Benham's F-T research at the Solar Energy Research Institute. Based on the pioneering work of Dr. Benham and Dr. Bohn, we developed our own Fischer-Tropsch technology in the early 1980s. Like Sasol's, our F-T process uses an iron-based catalyst.

         The Fischer-Tropsch process is a chemical process by which carbon-bearing materials are converted into synthetic liquid hydrocarbons. In the process, hydrocarbon feedstocks are first reformed by one of several commercially available processes into synthesis gas, a mixture of hydrogen and carbon monoxide. The synthesis gas, sometimes called syngas, is then converted through the F-T process into a slate of several liquid products in a reactor vessel that contains the catalyst. The process includes three stages:

         o The Syngas Step (sometimes called the front end process)--the carbon-bearing material is converted into synthesis gas, a mixture of hydrogen and carbon monoxide. Oxygen must be added for the conversion of any solid or liquid feedstock. Oxygen may also be necessary for gaseous feedstocks, depending on the gasification technology selected.

         o The Fischer-Tropsch Step (sometimes called the back end process)--the synthesis gas is fed through a F-T reactor and chemically altered in the presence of a catalyst, to form synthetic liquid hydrocarbon products.

         o The Upgrading Step--the synthetic hydrocarbon products are upgraded by distillation or other conventional processing steps in the same plant to the specifications required for the target market.


DEVELOPMENT OF THE RENTECH GTL TECHNOLOGY

         The ability of the Rentech GTL Technology to convert carbon-bearing gases into valuable liquid hydrocarbons was first established in our initial pilot plant. This was a small, skid-mounted system operated periodically between 1982 and 1985. This capability was again demonstrated in our second and larger pilot plant operated during 1989. Additional confirmation of several significant aspects of the Rentech GTL Technology was obtained from tests conducted between 1991 and 1998 in a third pilot plant. We continue to use our third pilot plant at our F-T testing laboratory to further advance the development of the Rentech GTL Technology and to develop F-T data in response to inquiries from our licensees and prospective licensees.

         Use of the Rentech GTL Technology in a commercial-scale GTL plant was successfully demonstrated in 1992 and 1993. This plant, the Synhytech plant located at Pueblo, Colorado, had a designed capacity of 235 barrels of liquid hydrocarbons per day. Our licensee, Fuel Resources Development Company (Fuelco), had full control of the source of feedstock gas and the construction and operation of the plant. We designed the F-T reactors and provided our catalyst for use in the F-T reactors. Fuelco decided to construct the plant at the Pueblo municipal landfill. Fuelco selected that location to allow it to use, at minimal cost, the methane in the landfill gas that was generated each day from the decomposition of the landfill material, and also to take advantage of tax credits then available for preventing release of these carbon-bearing gases into the atmosphere. When Fuelco started the plant, Fuelco determined that the volume of landfill gas captured was inadequate to operate the plant on an economic basis. An additional problem was that the energy content of the gas that Fuelco did collect had only approximately one-twelfth of the energy content that Fuelco had initially projected. In January 1992, despite the insufficiency of the feedstock, Fuelco operated the plant at its reduced capacity and produced liquid hydrocarbons through use of our technology.

The Rentech GTL Technology, including the F-T reactors and catalyst, performed as expected. In mid-1992, due to the lack of adequate feedstock from the landfill, inability to obtain low-cost pipeline gas as an alternative feedstock, and a desire of Fuelco's parent, Public Service Company of Colorado (PSCo), to return to its core business, Fuelco closed the plant.

         By the terms of a negotiated settlement between PSCo and us, ownership and control of the Synhytech plant, plus cash, was then transferred to us. In order to further evaluate performance of the Rentech GTL Technology at a commercial-scale, we decided to operate the plant for a short period of time. We made extensive modifications to improve the safety and reliability of several mechanical systems of the plant that did not involve Rentech GTL Technology. We decoupled the landfill gas source from the plant, and added a temporary supply of natural gas supplied by pipeline. In July and August 1993, we operated the plant continuously for three weeks. The results confirmed that the Rentech GTL Technology operated successfully. This demonstration confirmed several factors that are key to the use of the technology. These were control of the reactor temperature and its hydrodynamics, the amount of feedstock that was converted to liquid hydrocarbons and the ability to produce the desired products.

         We decided to close the Synhytech plant at the end of 1993 because no cost-efficient source of permanent feedstock was available. In 1995, we sold the plant to Donyi Polo Petrochemicals Pty, our licensee for India. Donyi Polo dismantled the plant in 1996 and shipped the components to India for possible reassembly and reuse.

         The use of the Rentech GTL Technology in the Synhytech plant at Pueblo demonstrated that the technology can be successfully used in commercial-scale plants to produce the desired products. Because of the lack of low-cost gas feedstock for the plant, the economic feasibility of the Rentech GTL Technology was not established by those operations.


FEATURES OF THE RENTECH GTL TECHNOLOGY

         We believe that the Rentech GTL Technology represents a significant enhancement of the Fischer-Tropsch process developed in Germany. Our technology is based on the original Fischer-Tropsch technology, with special developments which make it unique. Key aspects of our technology are the formulation of the catalyst, deployment of the catalyst in the synthesis gas reactor, design of the reactor and configuration of the process. These features are proprietary to us, and some of them are patented by us.

         Perhaps the most important feature of any gas-to-liquids technology is the cost of each barrel of liquid hydrocarbons produced by plants using the technology. For widespread acceptance of any GTL technology, we anticipate that the cost per barrel probably must be not much more than the cost of similar, conventionally refined oil and gas products. While we believe the Rentech GTL Technology can be cost-effective, we do not have definitive cost figures for our liquid hydrocarbons. Those costs will not be reliably established until a commercial-scale plant using the technology is in production.

         One of our potential licensees has had an independent study made of the capital cost of plants that might be constructed for it to use Rentech GTL Technology. Based on this independent cost estimate and additional studies of our technology by other independent third parties, we anticipate that our technology is not significantly more costly, and may be no more expensive, than the GTL technology offered by the most cost effective of the other GTL processes. These independent cost estimates also indicate that the Rentech

GTL Technology would be cost-competitive with conventional fuels at crude oil prices in the range of $25 per barrel for plants with capacities of 10,000 barrels per day of production.

         Our liquid hydrocarbon products are similar to analogous products derived from crude oil refining, but have environmental benefits that traditional refinery products do not possess. Because of the way they are produced, GTL products are less polluting, and the products are substantially free of contaminants usually found in crude oil, such as sulphur, aromatics, nitrogen and heavy metals. The absence of these contaminants substantially reduces harmful air emissions from vehicles that use these products.

         Vehicle engine tests of our synthetic diesel product conducted by independent labs show it is clean-burning. GTL products are free of sulfur, eliminating the release into the atmosphere of harmful sulfurous oxide (SO), and are free of chemical compounds known as aromatics, which are believed to be carcinogenic.

         Our diesel fuel can be used directly or as a blending component with conventionally refined petroleum diesel to reduce harmful emissions. Moreover, we believe our diesel can be used in currently available diesel engines without any modifications. The environmental benefits may lead to sales of our diesel fuel at a premium, over conventional diesel fuel.

         The Rentech GTL Technology uses an iron-based catalyst. An important aspect of our catalyst is that it operates on feedstock having wide ranges of hydrogen-to-carbon ratios. This enables our technology to work with most carbon-bearing materials. We believe that cobalt catalysts can only be used efficiently to convert so-called sweet (sulphur-free) natural gas to liquid hydrocarbons. The capabilities of our iron-based catalyst, which to our knowledge is shared only by Sasol, enable the Rentech GTL Technology to convert either gases, liquids or solids that contain carbon materials into liquid hydrocarbons.

         We believe the Rentech GTL Technology has unique and favorable qualities when compared to the other GTL technologies. Many of these advantageous properties result from the fact that our catalyst is iron-based, rather than being derived from cobalt, as are all the other catalysts except the iron catalyst used by Sasol. Compared to cobalt-based catalysts, we believe our iron-based catalyst:

o Is less expensive because the raw materials for the catalyst are readily available.

o Works with gas, liquid and solid feedstocks because it can convert synthesis gas with a wide range of hydrogen-to-carbon monoxide ratios.

o Is more tolerant of sulphur contained in the feedstock, which makes it perhaps the only feasible catalyst for industrial off-gases, natural gas reserves with excessive amounts of carbon dioxide, nitrogen or other diluents, and with refinery residues.

o        Does not generate a hazardous waste.

o Produces more olefinic products, which may create better fuels and petrochemical feedstocks.

o Has the disadvantage of a shorter catalyst life, which is offset by the lower cost of the catalyst.

         Another advantage of the Rentech GTL Technology is use of the slurry reactor for the key F-T conversion step. We believe that a slurry reactor, unlike the fixed bed and fluidized bed reactors used by most of our competitors, offer the following advantages:

o        Lower capital cost.

o        Lower operating cost.

o Lower pressure drop from the inlet to the outlet of the F-T reactor, under some design conditions.

o        On-line catalyst replacement.

o No anticipated patent infringement when used with our iron-based catalyst.


SOURCES OF FEEDSTOCKS FOR THE RENTECH GTL TECHNOLOGY

         Economic use of the Rentech GTL Technology requires substantial quantities of inexpensive carbon-bearing gases, liquids or solids that can be economically converted into feedstock gases. The licensees of our technology are responsible for obtaining their own supplies of carbon-bearing feedstock.

         Many types of carbon-bearing materials are suitable sources of feedstock for the Rentech GTL Technology. Several of these materials are in abundant supply worldwide.

         Natural gas is one of the most important feedstocks for the Rentech GTL Technology, and there are vast worldwide sources of this gas. The U.S. Department of Energy has reported that there are estimated worldwide gas reserves in excess of 5,000 trillion cubic feet as of January 1, 1999. Industry participants have estimated, according to the Oil & Gas Journal, Special Report, December 6, 1999, that approximately half of the world's natural gas reserves may not be marketable in the near future because they are stranded in remote locations.

         The Rentech GTL Technology may provide a means of utilizing carbon-bearing resources that are currently unmarketable for several reasons. Many large, known natural gas reservoirs around the world are presently uneconomic to develop because they are stranded in remote locations too far from markets for economic transportation in the gaseous state or because of diluents. Stranded gas refers to gas in identified reservoirs for which there is no profitable market because the gas cannot be economically transported, usually because of the costs of transportation over a great distance, to the market where it might be used.

         The stranded reserves may be suitable sources of low-cost feedstock for plants using our technology that may be constructed near the reserves. After conversion of the natural gas or other feedstock into liquid hydrocarbons, the liquid products can be transported in trucks, tankers and pipelines like conventional liquid hydrocarbons.

         Other natural gas produced in association with oil fields may be vented or flared into the atmosphere or reinjected into the oil field because of its lack of value due to its remote location. The fact that they are stranded makes them potential sources of inexpensive feedstock for the Rentech GTL Technology.

         Still other natural gas reserves are unmarketable due to the presence of diluents, including carbon dioxide or nitrogen. These low-energy content gases may be suitable feedstock for the Rentech GTL Technology because our iron-based catalyst can use a wide variety of feedstocks.

         Potential feedstocks of growing significance for the Rentech GTL Technology are the heavy high-sulphur residual fuels provided at crude oil refineries. These materials are commonly referred to as refinery residues or refinery bottoms. Some refinery residues, unless they are treated at considerable expense, must be disposed of as hazardous materials. By incorporating the Rentech GTL Technology into the refinery, the residues can be gasified, that is, transformed into synthesis gas, and converted into valuable end products. Based on predictions of industry analysts, we believe that within the next ten years, a surplus of high-sulphur residues will be accumulated at refineries in amounts that cannot be absorbed by the market. The synthesis gas resulting from refinery residues is characterized by a low hydrogen-to-carbon monoxide ratio. That makes it an excellent feedstock source for conversion into liquid hydrocarbons by the application of our iron-based Rentech GTL Technology.

         Other important sources of feedstock are coal, coalbed methane gas, and industrial waste gases. Some low grade coal deposits and high sulphur coal deposits that are uneconomic for coal mining may also be economic for use as feedstock for the Rentech GTL Technology.


APPLICATIONS OF THE RENTECH GTL TECHNOLOGY

         The Rentech GTL Technology can convert a broad range of feedstocks, whether they are gases, liquid, or solids, that are carbon bearing, into liquid hydrocarbon products. The gas feedstocks include natural gas and industrial off-gases. The liquid feedstocks include heavy crude oil and refinery byproducts. The solid feedstocks include coal and petroleum coke.

         The Rentech GTL Technology can be applied in both new and existing petrochemical and industrial plants. For example, our technology would enable refineries to more fully utilize heavier crude oil and refinery bottoms to produce an improved slate of high-value products. Potential benefits to the refiner include co-production of gas-to-liquids products, steam and electrical power; a reduction in waste disposal costs; and as a result, increased profit margins on operations of the refinery.

         Currently, many methanol production plants are uneconomic, and several are closed. This is due to a worldwide oversupply of methanol as well as low prices. The oversupply may worsen in the future as use of the gasoline additive MTBE, the largest end-market for methanol, is phased out of many markets, including the large market in California. We believe that some of these plants, particularly those with larger production capacities, can be converted to use our technology and operate profitably to produce GTL products.

         A high priority for the Rentech GTL Technology includes remote or stranded reserves of natural gas as well as natural gases associated with producing crude oil fields that are currently being flared, re-injected into the reservoir or merely left in the ground unproduced. We believe that increasing environmental and regulatory pressures to reduce the wasteful flaring of natural gas, the economic attractiveness of monetizing stranded assets, and the growing need for cleaner fuels will lead to increased interest of oil and gas producers in this application. Our technology makes feasible on-site conversion of these resources into liquid hydrocarbons that can be more easily and cost-effectively transported to market.

         We believe that the Rentech GTL Technology could provide significant benefits to consumers and businesses around the world in a variety of ways. The potential benefits of the Rentech GTL Technology include:

o Improving transportation fuels, through blending with conventional diesel, to reduce the sulfur content which produces harmful air emissions. It can also reduce the aromatics released into the atmosphere, which are believed to be carcinogenic.

o Improving refinery economics through more efficient use of heavy and sour crude oil and refinery residues.

o Enhancing the value of uneconomic methanol or other industrial plants that have costly gas reforming systems in place that can be alternatively used to make synthesis gas for the production of GTL products.

o Allowing natural gas producers to economically develop and produce remote and substandard gas resources, thus increasing their proved reserves and revenues.

o Facilitating efficient co-production of electricity and GTL products from coal and other feedstocks while significantly reducing harmful emissions.

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


BUSINESS STRATEGY FOR THE RENTECH GTL TECHNOLOGY

         Our business strategy is to achieve commercial use of our technology in commercial gas-to-liquids projects. That commercial use would expand our revenue and earnings through increased license fees and engineering contracts, as well as royalties on production of liquid hydrocarbons and revenues from sales of our catalyst.

         Our business goal is to achieve successful use of the Rentech GTL Technology in a commercial-scale GTL plant as soon as practical. We believe the results will demonstrate economic use of the technology. Economic operation of a plant would likely encourage others to build commercial plants using the Rentech GTL Technology, and the commercialization of the Rentech GTL Technology would probably be accelerated.

         We are seeking to implement our goal of bringing one commercial-scale plant into operation through two principal means. These are to retrofit an existing industrial gas plant to use the Rentech GTL Technology, and to encourage at least one licensee to start construction of a new plant.

         o        RETROFITTING EXISTING INDUSTRIAL GAS PLANTS

         We believe that retrofitting one or more existing industrial gas plants would enable us to commercialize our technology more quickly than would building a new plant. To further this strategy, we are studying the feasibility of converting one of several methanol plants, ammonia plants or other industrial gas plants to use our technology.

         We believe that our concept of retrofitting existing industrial gas plants to use the Rentech GTL Technology may be a cost effective method for producing GTL products. Some industrial gas plants have the front-end equipment in place to prepare synthesis gas. That equipment can be used to manufacture synthesis gas for the Rentech GTL Technology. In addition, these established plants have other facilities that could be used as they are, such as boiler feed water systems, control rooms, fire protection, product transportation facilities, security fencing and permits. To retrofit a plant, we would add our synthesis gas conversion reactors to the existing front-end system.

         Successful conversion of an existing industrial plant would provide several benefits to us. We might receive fees for granting licenses for use of the Rentech GTL Technology, contract payments for our engineering services, payments for our catalyst, and royalties on the products. If we succeed in owning an equity interest in a plant, sale of the products would provide new revenue streams to us, assuming the retrofitting project is economically successful and sales are made at a profit.

         We are targeting two types of industrial gas plants for our studies on the feasibility of converting them to use the Rentech GTL Technology. One type is mothballed plants that have been closed because they no longer economically produce methanol, ammonia or other products, or are operating only at marginally economic rates. The feedstock for our technology would be obtained from the natural gas pipeline that already runs to the site.

         We are also studying the economic feasibility of converting several industrial gas plants that presently are operating and producing industrial off-gases to use the Rentech GTL Technology. These plants would use the off-gases as feedstock. We are studying both the cost of adding equipment and systems to apply our technology to the industrial off-gas as well as the market for the liquid hydrocarbon products.

         While we preliminarily estimate that some industrial plants could be retrofitted to use our technology at significantly less expense than constructing a new plant to use the Rentech GTL Technology, we have not completed feasibility studies on the costs of the retrofits or the full impact of these costs on the economics of the production.

         In order to improve the economics of retrofitting an existing industrial gas plant, we may consider entering into a joint venture with the plant owner. We might consider making a capital investment or contributing use of our technology to acquire an ownership interest. We do not have adequate capital to make this type of capital contribution. In other situations, if project financing is available, we may be able to earn a part ownership interest in a retrofitted plant through contribution of some aspect of our technology.

         Our business strategy also includes planning for the Sand Creek methanol plant in the Denver area. We own a 50% interest in this plant, which is currently mothballed. We have completed the basic engineering and design work required to convert this plant from a methanol facility to a GTL facility that uses the Rentech GTL Technology. While our studies are not complete, we are considering converting the plant into a pilot plant for making further improvements to our technology.


         o        CONSTRUCTION OF NEW PLANTS TO USE THE RENTECH GTL TECHNOLOGY

         Our business strategy also includes selling licenses to oil and gas companies and other providers of energy. These licenses would construct their own new plants.

         We believe that there are substantial numbers of potential users of the Rentech GTL Technology who could benefit from its use, particularly because of several trends impacting the energy, transportation and environmental industries. These factors include:

         o Increasingly stringent requirements to reduce tailpipe emissions and strengthen clean-air standards.

         o The contradictory need of refiners to cost-effectively produce cleaner fuel from increasingly poor quality crude oils.

         o        The regulatory curtailment of natural gas flaring.

         o Economic incentives to profitably develop vast, remote resources of natural gas.

         o        Steadily increasing power demand around the world.

         o A need to utilize coal to generate power without the emissions generated at coal-fired power plants.

         o The search for a practical fuel source for fuel cells that would produce electricity.

         For new plants, we intend to pursue small to medium-sized projects, ranging from 500 to 20,000 barrels per day of GTL products. While our technology would enable us to pursue larger projects, we believe that small to medium size projects are economic and represent a substantial portion of the near-term GTL market.


MARKETING

         We market licenses of the Rentech GTL Technology for use to owners of natural gas feedstock who would construct, finance, and own their plants. To facilitate business development, we often meet with oil and gas companies, refiners, owners of fossil fuel resources, and others involved in the energy industry. Our senior officers are frequent participants and speakers at gas-to-liquids seminars and energy conferences. We employ one person whose primary duties are marketing. The features of the Rentech GTL Technology have become generally known to major oil and gas companies and others throughout the energy industry.

         We are presently engaged in exploratory discussions with several potential licensees. The sources of feedstock that they own vary from several types of stranded natural gas to differing sources of industrial off-gas. The projects would be located at sites scattered around the world. The plants being discussed would range in production capacity from about 2,000 to 50,000 barrels per day of liquid hydrocarbons. None of these possibilities have developed into specific proposals or license negotiations. We have contracted to perform studies on the feasibility of the proposals for a few of these potential licensees. It is too early in the study process for us to know whether one or more of these proposals will result in a license followed by construction of a plant to use the Rentech GTL Technology.

         In order to increase our marketing capability, we have formed strategic alliances with four significant engineering firms. Each of these firms has an international presence and has experience in fields related to the Rentech GTL Technology. Each of them is seeking situations where our technology could be used in GTL plants and they could obtain contracts to provide their respective engineering services.


         o        BC PROJECTOS, LTD.

         We have designated BC Projectos, Ltd., a Brazilian engineering firm, as our exclusive engineering representative in Brazil. BC Projectos is one of Brazil's foremost engineering firms in the field of cogeneration plants, thermoelectric power generation and energy optimization studies. Its staff has designed Brazil's first combined cycle plant (a highly efficient electric plant powered by natural gas and steam). It has also designed more than 70% of Brazil's capacity of thermoelectric plants using gas turbines. BC Projectos has provided services to Amoco, Consolidated Natural Gas, Enron, Shell, Total, Union Carbide, Petrobas, the national oil and gas company of Brazil, and numerous other South American customers.

         Together with BC Projectos, we intend to jointly identify projects for use of the Rentech GTL Technology, especially in Brazil. We will conduct feasibility studies, identify potential joint venture parties and financing, and cooperatively provide detailed engineering support for the projects.


         o        DRESSER ENGINEERING

         We have an arrangement with Dresser Engineering Company of Dallas, Texas, for joint marketing of our technology with the engineering services of Dresser Engineering. Since 1926 Dresser Engineering has been providing engineering, procurement and construction management services to the gas processing and refining industries. The marketing arrangement allows our two companies to take advantage of each other's strengths for marketing the Rentech GTL Technology on a worldwide basis. Dresser Engineers is in the process of beginning feasibility studies and preliminary engineering for three gas-to-liquids projects located in Africa. We expect that any of these projects that proceed would use the Rentech GTL Technology.

         In 1999, Dresser Engineering's parent company, Dresser Engineers & Constructors, Inc., and we exchanged ownership of minority blocks of our shares on a tax-free exchange basis. Dresser Engineers & Constructors acquired 7.5% of our common stock outstanding as of September 30, 1999, and we acquired 5% of the common stock of privately held Dresser Engineers & Constructors, Inc. For additional consideration, we later acquired another 5%, for a total of 10% of its common stock.

         In 2000, Dresser prepared a preliminary cost study of the feasibility of converting the Sand Creek methanol plant into a GTL plant using our technology. We capitalized these costs as capitalized software.

We are using this software program as a generic model for conducting feasibility studies and providing data for our engineering designs for plants. We own a 50% interest in the Sand Creek plant.


         o        JACOBS ENGINEERING UK

         In February 2000 we signed an agreement with Jacobs Engineering UK Limited for joint marketing of the Rentech GTL Technology and Jacobs' engineering services. We are marketing our combined capabilities to potential customers in several locations throughout the world.

         We are targeting customers who would use our joint services in new natural gas plants as well as in existing industrial gas plants that would be retrofitted for our technology.

         The Jacobs Engineering Group, headquartered in Pasadena, California, is the parent company. It is an international engineering and construction company with approximately 23,000 employees and annual revenues of U.S.$3 billion. It has offices located throughout the world.

         Jacobs is experienced in engineering for gas synthesis technology. It provides a full range of consulting and construction engineering services from inception of a project through construction, start-up, operations and maintenance.


         o        COMART

         In November 2000 we granted rights to COMART, an Italian engineering firm located in Livorno, Italy, to market our Rentech GTL Technology for use with natural gas feedstock. COMART is authorized to license our technology worldwide, excluding India, on a non-exclusive basis. We also granted COMART the exclusive right to market our technology to ENI SpA, Italy's largest oil and gas company, and Edison SpA, Italy's largest private producer of electric energy, for projects using natural gas, worldwide, under the same terms.

         COMART has 800 employees. It is a consortium created by two of Italy's leading energy design and construction companies. These are Calderia Construzioni Termo-meccaniche S.r.l. (CCT), a subsidiary of the Gruppo Marcegaglia, an Italian conglomerate with 3,600 employees and over US$1.5 billion in revenue, and Tozzi Sud S.p.A. (Tozzi).

         CCT, founded in 1955, designs and markets steam generators and boilers. It also designs, constructs and assembles environmentally friendly power plants.

         Tozzi, with 40 years of experience, is one of Italy's leading designers and producers of electric switchboards and electro-instrumentation plants. Additionally, Tozzi Engineering and Development (Ted) a division of Tozzi, offers complete turnkey engineering and construction services, mainly to the oil, gas, and chemical industries.

         COMART holds the exclusive worldwide rights to license four gas processing technologies owned by Gas Conditioners International Co. (GCI) a U.S. company. One of these processing technologies is the "Coldfinger" process. Coldfinger is an exhauster for removing trace quantities of water from glycol solutions. It is used by such COMART clients as Amereda Hess, BP Amoco, Chevron, Exxon/Mobil,

Texaco, and Valero Energy, among others. Coldfinger, along with the three other GCI technologies, conditions gas in over 100 facilities around the world.

         o        POTENTIAL CUSTOMERS AND MARKETS

         The potential customers and markets for our Rentech GTL Technology are diversified and worldwide. Industries and other business segments most likely to use the Rentech GTL Technology include the following:

         o Existing industrial plants, such as underutilized methanol or ammonia plants that are now uneconomical because of low market prices for the present product.

         o Owners of stranded natural gas seeking an economical way to develop and transport these resources to market.

         o Owners of offshore natural gas with no access to pipelines, which desire to convert the gas into transportable liquid hydrocarbons through plants mounted on barges that use the Rentech GTL Technology.

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

         o        TEXACO ENERGY SYSTEMS, INC. LICENSE FOR LIQUIDS AND SOLIDS

         Texaco Energy Systems, Inc. (Texaco) is our exclusive licensee for liquid and solid carbon-bearing feedstocks. The liquid materials include heavy crude oil and refinery byproducts such as the so-called refinery bottoms. The solid materials are such hydrocarbons as coal and petroleum coke. The prospective users of a sublicense from Texaco include the following:

         o Owners of refineries, whose efficiency and profits might be increased by adding the Rentech GTL Technology to better utilize an increasingly heavier crude oil supply and growing inventory of refinery bottoms as feedstock.

         o Owners of coal resources, including low grade and high sulfur coal deposits.

         o        Owners of heavy oil and tar sands properties.

LICENSES, CONTRACTS AND JOINT VENTURES FOR THE RENTECH GTL TECHNOLOGY

         We have granted licenses to several companies to use the Rentech GTL Technology. They are presently developing their own plans on how to proceed. To accelerate our efforts and leverage our technology, we have also formed several strategic relationships with owners of complementary technologies, engineering capabilities, financial strength and potential projects. These relationships are designed to broaden application of our technology and accelerate its deployment in commercial GTL facilities.

         We exploit the Rentech GTL Technology by granting licenses for its use. License agreements are generally granted in exchange for license fees, engineering design fees, and production royalties. The royalties are based upon a percentage of gross proceeds from sales of the liquid hydrocarbons produced through use of the Rentech GTL Technology or upon some other measure of product value. Licenses may be granted either exclusive or non-exclusive rights to use the Rentech GTL Technology in identified countries or other geographic areas. The license fees and terms are individually negotiated and may vary.

         Plants are generally constructed and owned by licensees at no cost to us. We may also provide contract engineering, operational and other technical services to licensees during construction and startup phases of a new plant. In the future, we may supplement our licensing fees and royalties with direct investments in gas-to-liquids plants and facilities. Our licenses provide that we are entitled to revenues from sales of our catalyst whenever Rentech GTL Technology is used, whether in plants licensed directly by us or sublicensed by our licensees.

         We have granted Texaco an exclusive, worldwide license (except in India, for which Donyi Polo Petrochemicals Ltd. holds an exclusive license), to use and sublicense Rentech GTL Technology for conversion of solid and liquid feedstocks in plants where a gasification process is used. We are to share in revenues received by Texaco from its exclusive license to use the Rentech GTL Technology in projects where solids and liquids are used as feedstock.

         We retain rights to license the Rentech GTL Technology in the entire range of use for natural gas conversion projects. We are, for our own account, actively marketing licenses of our technology for use in plants using natural gas.

         Our licensees are responsible for financing, constructing and operating their own conversion plants that use the Rentech GTL Technology, including our catalyst. Licensees will also be required to pay for our synthesis gas reactor modules that may be supplied by us or our fabricator to meet the special design specifications required for each plant. It is the licensee's obligation to obtain the feedstock material, either carbon bearing solids, liquids or gases, to be fed into the licensee's plant. Each licensee is also responsible for marketing the liquid hydrocarbon products produced from its licensed plant.

         The successful use of the Rentech GTL Technology by licensees largely depends upon their ability to design, construct and operate commercial scale plants using the technology. Their ability to obtain low-cost feedstock is essential. They must obtain adequate financing, construct plants specifically designed for the chemical composition of the feedstock, and assure that the plant equipment and machinery is mechanically adequate. Licensees are also responsible for obtaining governmental permits. In remote locations, licensees may be required to add supporting infrastructure such as roads and utilities.

         Our belief that our technology can be cost effective and that full-scale conversion plants using the technology can be profitably operated depends upon several factors, including the availability of low cost feedstock, the economic efficiency of the technology, and market demand for the end products at profitable prices.

         Conversion plants that use the Rentech GTL Technology may be designed to produce from several thousand up to 50,000 or more barrels per day of product. The smaller plants are expected to be assembled from modular systems that are trucked into remote locations where inexpensive sources of feedstock may be available. Plants with the largest production capabilities may have to be constructed directly at the sites where they are to be operated. The cost of constructing conversion plants will vary depending upon production capacity; available infrastructure such as electrical power, water supplies, roads, gas pipelines and the like; location; cost of financing; whether the feedstock is a gas or carbon-bearing solid that must first be converted to synthesis gas, and other factors.

         The designs of plants for use of Rentech GTL Technology are complex. Each design must be developed to fit the chemical composition of the feedstock and also tailored to produce the desired products. Business dealings in foreign countries, the ability of licensees to obtain financing for construction of plants, and the complexity of design are factors that may result in delays in schedules for financing, design, construction and startup of operations of a plant following the initial decision to proceed with construction.

         Revenues related to the Rentech GTL Technology represented approximately 20%, 19% and 0% of our revenues during the fiscal years ended September 30, 2000, 1999 and 1998, respectively.


         o        TEXACO ENERGY SYSTEMS, INC. LICENSE

         In October 1998, we granted an exclusive technology license to Texaco Natural Gas, Inc. (now Texaco Energy Systems, Inc., a division of Texaco, Inc.) to use and sublicense the Rentech GTL Technology in projects where solid and liquid hydrocarbons are used as feedstock. The license also granted Texaco a non-exclusive license for conversion of natural gas to liquids.

         Under the license, Texaco can use Rentech GTL Technology in combination with Texaco's proprietary gasification technology to produce liquid hydrocarbon products such as transportation diesel fuel, naphtha, and specialty products. The Texaco gasification process is a proprietary technology for producing synthesis gas from a broad range of feedstocks such as coal, petroleum coke, residual oils, and byproducts generated in refineries and chemical plants. Worldwide there are 68 Texaco-owned or licensed gasification plants operating or under construction. Texaco may also sublicense the Rentech GTL Technology to third parties that may use Texaco's gasification technology or similar gasifiers provided by third parties such as Lurgi, Royal Dutch/Shell and others.

         Under the terms of the agreement, Texaco has an exclusive, worldwide license, except in India, to use for its own account, and sublicense the Rentech GTL Technology to third parties in projects where solid and liquid hydrocarbons (non-gaseous materials) are used as feedstocks for the generation of synthesis gas in a gasification process such as the proprietary Texaco gasification process. Additionally, we granted Texaco a non-exclusive license to use Rentech GTL Technology anywhere in the world except India, for its own account with 100% natural gas feedstock. Texaco does not have the right to sublicense to third parties the Rentech GTL Technology for natural gas. We retain the right to license to others the entire range of our technology for use with natural gas. We received a license fee for granting the Texaco license. Texaco is also paying us advance royalty fees. These advance fees are not recoverable by Texaco except as offsets against 50% of the production royalties and catalyst payments that Texaco may owe in the future for use of the technology for production of liquid hydrocarbons. Texaco is to pay for all costs of further developing, marketing and deploying its use of the Rentech GTL Technology. Texaco and we will share revenues from plants licensed under the Texaco license agreement. The license to Texaco enables it to terminate the agreement upon certain payments to us.


         o        TEXACO ENERGY SYSTEMS, INC. TECHNICAL SERVICES AGREEMENT.

         On June 15, 1999, Texaco entered into a technical services agreement with us to follow up our 1998 licensing agreement. Under the 1999 contract, we are undertaking the necessary tasks required for the integration of the Rentech GTL Technology with Texaco's gasification process. The combination of these technologies will allow for the use of a broad range of feedstocks such as coal, petroleum coke, residual oils and byproducts generated in refineries and chemical plants.

         The 1999 agreement provides that we will perform technical and development work at our development and testing laboratory in Denver. Our work is being conducted in cooperation with Texaco's personnel. Texaco is paying us for its technical services and costs. Based on the tasks to be performed, we estimate that these payments will, over a period of several years, approximate $2 million.


         o        EARLY ENTRANCE COPRODUCTION PLANT.

         In August 1999, we, as part of a team led by Texaco, were selected by the U.S. Department of Energy (DOE) to develop the data and designs for what the DOE calls a coproduction facility, or more specifically, an "Early Entrance Coproduction Plant". Texaco plans to combine its gasification technology with the Rentech GTL Technology to enable it to produce both high quality transportation fuels and electricity from coal and petroleum coke at a coproduction plant.

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

         The DOE is making a contract award of approximately $8 million to Texaco's project team. The work is anticipated to continue for several years. The team members will use Texaco's gasification technology, the Rentech GTL Technology, General Electric's power generation design, Praxair's oxygen plant design and Kellogg, Brown and Root's engineering capabilities. After a feasibility study and successful completion of an integrated design, the team will develop an engineering design package for a fossil fuel plant to use the combined technology.

         We have completed our part of the first phase of the DOE contract. Our work to date consisted primarily of preparing a preliminary engineering design for the plant that would use the Rentech GTL Technology. As part of this effort, we participated in November 2000 in a privately funded program to demonstrate use of the Rentech GTL Technology. The program was carried out at the U.S. Department of Energy's slurry reactor facility in La Porte, Texas. Our preliminary review of the test data confirms the expected performance of our patented and proprietary Fischer-Tropsch catalyst. Key reactor operating parameters were also demonstrated. The preliminary data indicated that the technology for separating waxes and catalyst met expectations. We collected representative products for use in the next phase of work on the Early Entrance Coproduction Plant project, for which we are contributing our technology.

         We consider the DOE contract award to be an important recognition of the significance of utilizing the Rentech GTL Technology with Texaco's gasification process to produce synthetic liquid hydrocarbons from non-gaseous fossil fuels. We believe the DOE contract will help lead to commercial use of the Rentech GTL Technology, not only with this type of feedstock, but also with other potential feedstocks.


         o        IMPORTANCE OF OUR TEXACO AGREEMENTS

         Our agreements with Texaco Energy Systems, Inc. are important to us in several ways. Revenues from Texaco provided 20% and 19% of our total revenues for the years ended September 30, 2000 and 1999. Texaco's decision to study use of the Rentech GTL Technology also has the potential to lead to additional revenues for us in the future.

         o We are presently receiving revenues from Texaco as minimum payments for continuing our technology license and providing our technical services.

         o We anticipate receiving new revenues from our participation with Texaco as part of the team it has organized to work on the DOE contract to develop an early entrance coproduction plant. If this development work results in an engineering design package that can be used in coproduction plants, it could lead to use of our technology in plants of this type.

         o We expect that commercial use of our technology in the announced DOE project might encourage other members of the energy industry to use our technology.

         o Texaco's license of our technology and its contract for us to provide technical services related to Texaco's potential use of our technology provides us a degree of credibility in the energy industry and financial markets. This imprimatur may encourage other energy companies to license our technology. It could also make it easier for us to raise capital from investors.

         If Texaco should decide to terminate its various agreements with us, we would lose revenues that we are presently receiving from it, potential future revenues from projects with which we are associated with it, and credibility in the energy industry and financial market. Loss of this customer could have a material adverse impact upon our revenues and our future prospects.

         o        OROBOROS AB LICENSE

         We entered into a letter of intent in October 1999 to grant a license to Oroboros AB, a Swedish corporation headquartered in Gateborg, Sweden. The license would allow Oroboros to use the Rentech GTL Technology for the industrial off-gas produced by Oroboros's steel plant located at Oxelosund, Sweden, or other steel mills.

         The Oxelosund steel plant currently generates approximately 140 million normal cubic meters per year of off-gases. These industrial off-gases are now flared into the atmosphere. The flaring, which occurs daily, produces about 100,000 tons of carbon dioxide, which is a greenhouse gas, and 20,000 tons of de- ionized water per year. By using the Rentech GTL Technology, these industrial off-gases, a mixture of hydrogen and carbon monoxide, can be converted into clean burning, synthetic fuels and other useful products rather than polluting the atmosphere. Oroboros has estimated that use of our technology in this one steel plant could reduce carbon dioxide emissions in Sweden by 100,000 tons per year or the equivalent of one-quarter of 1% of the total annual carbon dioxide emissions in Sweden.

         Oroboros plans to produce what it refers to as eco-paraffin, sometimes called ecodiesel. According to an assessment by Oroboros, the cost of producing eco-paraffin will be lower than for other alternative fuels, such as reformulated diesel fuel, currently available in Sweden. Additionally, Oroboros has stated that no engine modifications are necessary for vehicles that use eco-paraffin.

         The proposed license agreement has not yet been signed by the parties. No schedules have been announced for beginning construction, completing construction, or start up of operations of a proposed GTL plant for Oroboros.

         o        PERTAMINA FEASIBILITY STUDY

         We reached an agreement in December 2000 to conduct a feasibility study with Pertamina, the Indonesian state oil and gas company. This joint study will evaluate the cost, feasibility and potential markets for products that could be realized by a small gas-to-liquids plant located in Indonesia. The plant under study would have a design capacity ranging from 5,000 to 15,000 barrels per day of liquid hydrocarbons. We anticipate that the study would take four to six months. If it indicates that the project would be feasible, we anticipate negotiating a license agreement with Pertamina. Pertamina is one of the world's largest oil companies with approximately 30,000 employees. Through Indonesia's Production Sharing Contract, Pertamina holds a substantial interest in the country's daily production of 1.6 million barrels of oil and 8.7 billion cubic feet of gas. The production is generated by 35 operators from fields all over Indonesia, both onshore and offshore.

         o        OTHER OPPORTUNITIES FOR THE RENTECH GTL TECHNOLOGY

         We are discussing several other proposals for use of the Rentech GTL Technology. We are participating in some feasibility studies with other companies who intend to provide their engineering services or financing capabilities to the proposed projects. Some of these talks are directly with owners of natural gas resources. These discussions are in preliminary stages, and no plans to proceed have been made at this time.

         One of the proposals is to construct a floating gas-to-liquids plant for use offshore to process natural gas that is now flared from offshore oil wells now in production. This type of gas resource is now stranded because there are no current means to bring it to market. We are cooperating with GTL Resources PLC and Worley Engineers Ltd in studying the capital costs and operating costs and overall economic feasibility of developing floating GTL plants designed for use of our technology.

         Several other discussions involve deposits of natural gas or existing industrial gas plants. The sites where these possibilities exist are located around the world, and include most of the continents.

         o        THERMAL CONVERSION CORPORATION

         In August 1998, we entered into a research and development venture with Thermal Conversion Corporation (TCC) whose offices are located in central Washington. In August 2000, TCC became a wholly-owned subsidiary of Nuvotec, Inc. of Richland, Washington. Nuvotec is a privately held company engaged in developing clean energy systems. Among other technologies, TCC is developing and marketing its patented technology for reforming natural gas into synthesis gas to be used as feedstock for Fischer-Tropsch plants.

         TCC's technology creates an electrically generated high-power electric current inside a high temperature reactor to convert carbon bearing gases induced into the reactor into synthesis gas. The TCC technology is a thermal and chemical process referred to as plasma technology. Tests have been conducted by TCC to determine whether TCC's plasma technology, when used with our catalyst, economically converts natural gas into synthesis gases of predetermined compositions. If so, the synthesis gases produced by this process could be suitable for use in plants that use the Rentech GTL Technology, avoiding the expense of an oxygen unit to prepare the synthesis gas. Successful combination of TCC's plasma technology with the Rentech GTL Technology would enable users of our technology to use smaller scale and less expensive gas conversion plants than are now required. This could provide a cost-effective solution to the need for conversion plants that are small enough to be mounted and economically used on barges for production of liquid hydrocarbons from offshore natural gas wells.

         The initial demonstration of using our catalyst with TCC's plasma technology has yielded positive results. The energy lost in the conversion of methane to synthesis gas was as low as 1%. Syngas mixtures were controlled close to the compositions predicted by chemical equilibrium calculations. Carbon deposition (or soot), a wasteful byproduct of syngas produced by other thermal methods, was controlled to insignificant levels. Continuing tests are now needed to focus on optimizing the process for energy efficiency and cost.

         The U.S. Department of Energy made a $175,000 grant in July 1999 to support the Rentech-TCC demonstration project. The DOE's grant funds were used to test whether introducing steam to natural gas feedstocks of various compositions increases the energy efficiency and cost effectiveness of the combined Rentech-TCC technologies. We expect to meet with TCC's officers in the next few months to design a joint plan for further efforts to combine the Rentech GTL Technology with TCC's plasma technology.

         If this joint venture is successful, we will be entitled to a nonexclusive license to use the TCC plasma technology with the Rentech GTL Technology. We are also to receive, for 10 years, 5% of any future license fees, royalties or other payments in lieu thereof that are received by TCC for use of its plasma technology in any other Fischer-Tropsch projects. To date no revenues have been earned related to this license.


         o        DONYI POLO PETROCHEMICALS

         In September 1992, we granted exclusive rights to ITN, Inc., a Colorado corporation, to market the Rentech GTL Technology in India. ITN, Inc. is owned by Dr. Mohan S. Misra, who also owns a majority of ITN Energy Systems, Inc. See "ADVANCED TECHNOLOGIES--ITN Energy Systems, Inc. (ITN/ES). ITN, Inc. is entitled to 20% of our royalty, license fee or other revenues from plants in India.

         Through the efforts of ITN, Inc., we granted a license to Donyi Polo Petrochemicals Ltd. for a plant in India using the Rentech GTL Technology. The proposed plant is to be a 360 barrel per day plant, designed to use flared gas in the state of Arunachal Pradesh in northeastern India. Gas feedstock that is presently flared from oil wells has been allocated to this project by the state government of Arunachal Pradesh. We completed a $300,000 contract for the basic design of the plant in 1995. Also in 1995, Donyi Polo purchased our Synhytech plant in Pueblo, Colorado. In 1996, it moved the components to India for reassembly. In addition to a $250,000 contract for preliminary engineering services awarded to us, Donyi Polo Petrochemicals contracted with Humphries & Glasgow, Mumbai, India, for the prime engineering contract. In 1998, the detailed engineering design of the plant was completed by Humphries & Glasgow. We have earned $120,000 as payments due toward our license fee. The license agreement provides for royalty payments to us for seven years after commencement of production from the plant. The licensee is to construct and operate its own manufacturing plant, using our patents, to produce catalyst for its plant.

         Donyi Polo has not announced a decision to proceed with completion of the Indian plant. We do not expect additional engineering design contracts, license fees or other revenues from it in the foreseeable future.


PRODUCTS AND MARKETS FOR GTL PRODUCTS

         Plants using the Rentech GTL Technology can be designed and configured to produce a variety of liquid hydrocarbon products. The principal products of the Rentech GTL Technology process are:

         o        Clean-burning and premium-grade diesel fuel.

         o Naphthas useful as a feedstock for chemical processing and for refining into varnishes and mineral spirits.

         o Specialty products such as waxes useful in hot-melt adhesives, inks and coatings.

         o        Base oil for lube oils.

         o        Normal paraffins.

         o        A variety of other wax-based products.

         Our sulfur-free diesel fuel and naphthas might be good feedstocks for fuel cells when those potential new products are ready for the market. This is not expected to occur in the next few years.

         The products resulting from use of the Rentech GTL Technology will compete with traditional petroleum products and synthetic liquid hydrocarbon products produced by other F-T technologies. To a great extent, competition will be based upon price, and the price at which liquid hydrocarbons can be produced by use of the Rentech GTL Technology has not yet been established. Experience with F-T technology by others since its development in the 1920s has indicated that earlier versions of the technology could not economically produce synthetic fuels. We believe that our enhancements and variations of the basic F-T technology allow the Rentech GTL Technology to be cost-effective in some situations.

         Products resulting from the Rentech GTL Technology, like other F-T processes, are environmentally benign relative to analogous products produced from crude oil refining. GTL products are free of the sulphur, aromatics, nitrogen and heavy metals that are typically found in crude oil. For example, our clean burning diesel fuel has excellent combustion qualities and can help reduce harmful exhaust emissions. Likely uses of our diesel include use as a blending stock to improve the quality of commonly available diesel fuel and as a blending component for upgrading low quality stock that would otherwise be used in lower value fuel oil.

         Rentech Diesel Fuel

         Laboratory tests made to determine the properties of the diesel produced by the Rentech GTL Technology have been conducted by independent testing agencies. These tests indicate that our diesel fuel is a high-grade diesel fuel with environmental advantages compared to diesel fuel derived from crude oil. Compared to Commercial No. 2 diesel fuel, our diesel fuel has four properties that make it less polluting. These are an absence of sulphur, zero percent aromatics by volume, a higher cetane number, and a lower 90% distillation temperature. Emissions of hydrocarbons, carbon monoxide, oxides of nitrogen, and particulate matter seem to be reduced by the reduction in fuel aromatics. Higher cetane numbers were also found to reduce hydrocarbon and carbon monoxide emissions. Lowering the sulphur content of diesel fuel helps reduce particulate matter emissions.

         Independent third-party tests of our diesel fuel, both in vehicles and engine test stands, were completed by the High Altitude Research Center, Denver, Colorado (under high altitude conditions), and by Detroit Diesel, Michigan, and the California Air Resources Board, (under low altitude conditions). Our diesel fuel demonstrated significant reductions in harmful exhaust gas emissions and improved combustion characteristics as measured by its higher cetane value.

         Extensive testing by others indicates that GTL fuels reduce overall emissions by a minimum of 25%. The reductions include 50% less carbon monoxide, six times less hydrocarbons, 66% less particulate matter without traps, and approximately 50% less nitrogen oxide without traps.

         We believe our clean burning diesel fuel could help users meet the increasingly stringent requirements for cleaner fuels. A series of federal statutes known as the Clean Air Act Amendments of 1990 and the Energy Policy Act of 1992 and related executive orders have established benchmarks for reductions in harmful exhaust emissions within the United States. We believe our diesel fuel exceeds all current and proposed state and federal diesel emissions requirements. This includes the stringent requirements adopted by the California Air Resources Board, as well as new requirements proposed or adopted by the U.S. Environmental Protection Agency.

         The state of California, and several other state and local governments, have adopted legislation establishing allowable levels of exhaust emissions for vehicles and businesses. Limits adopted by the California Air Resources Board include 0.05% sulphur weight maximum and lowering aromatics content to a maximum of 10% by volume.

         In December 2000 the EPA adopted a requirement that oil refineries in the U.S. must reduce the sulfur content of their diesel fuel by 97% by mid-2006. This emission standard would reduce the sulfur content of diesel from 500 parts per million to 15 parts per million by mid-2006, a 97% reduction. The EPA said the proposal would reduce harmful air emissions from tractor-trailers, buses and other heavy trucks by more than 90%. According to the EPA, the result would be significantly healthier air for all persons in the

United States, with less sooty, thin particular matter that causes respiratory illness. We believe this requirement may provide two core reasons for owners of domestic refineries to add our technology to their refinery processes. Our technology can convert refinery bottoms into a clean-burning diesel, and it can produce sulfur-free diesel that meets the new-low-sulfur requirement. The refinery could directly market our clean diesel or, more likely, use it to upgrade conventional diesel.

         The diesel fuel fraction produced by use of the Rentech GTL Technology is an excellent blending stock to upgrade non-specification fuels or to improve the quality of the commercial diesel currently being produced in refineries. Blending with our diesel fuel lowers the aromatic and sulphur content and increases the cetane index of commercial diesel. We have patented the blending of our F-T diesel with conventional diesel to reduce harmful emissions.

         From 1993 to 1997, several California refiners used the Fischer-Tropsch fuel produced by Shell at its plant in Malaysia to blend with conventional diesel. The blend reduced the percentage of aromatics in the fuel. These sales ended because of an explosion in December 1997 at the plant in the air processing unit.

         Unlike alternative fuels such as methanol and compressed natural gas, we believe GTL diesel fuel can be used in conventional compression ignition engines without any engine or vehicle modification. Fuel mileage may be slightly decreased, although minor engine adjustments are expected to increase the fuel mileage to the level provided by conventional diesel fuel. Before our diesel could be said to be a practical alternative to conventional diesel fuel, long-term wear tests on engines fueled by the diesel are necessary. GTL diesel fuel can be manufactured and distributed through the nation's existing refining and transportation infrastructures.

         Most of the diesel fuel produced throughout the world is refined from crude oil. As of 1996, the total worldwide demand for diesel fuel was estimated at 18.5 million barrels per day, according to the U.S. Department of Energy. The DOE also forecast growth in demand at an average rate of 2% per year. The largest market is in the U.S., where in 1996 the demand was approximately 3.4 million barrels per day. The demand for diesel vastly exceeds the potential volume of GTL diesel that could be produced by all the Fischer-Tropsch technologies. Thus, the comparatively small amount of GTL diesel that may be produced by us and others will have no impact on prices for conventionally produced diesel. This means that GTL diesel will have to compete with the prevailing diesel price in the future. We do, however, anticipate that our GTL diesel may command a premium, as Shell's GTL diesel did when purchased by the California refineries during the 1993 to 1997 period.

         We have no arrangements by which vehicle manufacturers have approved the use of our fuel and no arrangements for the sale of our products. We are not aware of any reason why our fuel would not be readily saleable, especially for use as a blending stock for conventional diesel.

         We petitioned the U.S. Department of Energy in July 1999 to designate our diesel as an alternative fuel under the Energy Policy Act of 1992. An alternative fuel, under that act, is one that is substantially not petroleum and would yield benefits in energy security and environmental protection. United States agencies are required by the act to promote the use of alternative fuels. They are to do this by educating the public about alternative fuels, and, beginning in 1997, by using alternative fuels in increasing proportions in their government vehicle fleets. The act specifies that 75% of all federal and state government-purchased vehicles for major urban areas must be alternative fuel vehicles. The DOE has determined that these mandates are not being met. Designation by the DOE of the fuel produced by the Rentech GTL Technology as alternative fuel could create a demand for our diesel by government and state customers.

         In an alternative action, the U.S. Congress adopted legislation in December 2000 designating domestically produced gas-to-liquids fuels made from natural gas as an alternative fuel as defined by the Energy Policy Act of 1992. We anticipate that the designation of GTL fuels as alternative fuels might lead to the reduction or elimination of federal excise and road taxes on GTL fuels. This would provide an incentive for users of conventional diesel fuel to switch to GTL diesel fuel. Other inducements to use the GTL fuels instead of conventional fuels result from its clean-burning characteristics, the ability they provide for catalytic converters to trap more harmful emissions, and their ability to extend the useful and effective life of proposed particulate traps that would be required to meet increasingly restrictive emissions standards.

         Naphtha

         Naphthas are liquid hydrocarbon products that are lighter than diesel fuel. The use of naphthas as a feedstock for petrochemicals is growing, and at a more rapid rate than its demand for use in fuels. Naphthas are used extensively in manufacturing processes for products as diverse as paint, printing ink, polish, adhesives, perfumes, glues and fats. Naphthas produced at conversion plants using the Rentech GTL Technology are expected to be in demand due to their lower toxicity and lower aromatic content compared to other naphthas. The U.S. market for the type of naphtha produced using the Rentech GTL Technology is estimated at a minimum of 60,000 barrels per day.

         Wax Products

         The waxes produced by Rentech GTL Technology are useful in hot-melt adhesives, inks, coatings and several other wax-based products. The market prices for these waxes is high, but demand is limited. The wax market could easily become saturated when more GTL processes start commercial production. As an alternative, the waxes produced can also be thermally or hydro cracked to yield additional naphtha, diesel fuel, kerosene, jet fuel, solvents and specialty products. Another option is the hydrosomerization of the wax to produce base oil used for lubricating oils.

         Light Crude Oil

         If required, the conversion process in plants using the Rentech GTL Technology can be easily modified to produce a light crude oil for sale to refineries. The Rentech GTL Technology produces a high-grade crude oil, already partially refined that we believe could be inexpensively refined in existing refineries into end products.

         Normal Paraffins

         Normal paraffins are saturated linear hydrocarbons with molecular ranges between 9 and 15 carbon atoms. They are primarily used in the production of laundry detergent, cosmetics, pharmaceuticals, paints, stains, ink oils, aluminum rolling oils and lamp oils. Paraffins produced by the Rentech GTL Technology are free of sulfur, a requirement for many of these products.

         Synthetic Lube Base Oil

         We anticipate that specifications for motor oil will become more stringent in the future as automobile manufacturers respond to tightening emissions requirements. This could result in increased demand for high quality base oils as blending stock for manufacture of premium lubricating oils. The hydrocarbons with molecular ranges between 20 and 50 carbon atoms that are produced by the Rentech GTL Technology would provide excellent blending material for production of synthetic lube oil.

         Synthetic Drilling Fluid

         The hydrocarbons produced by the Rentech GTL Technology with a molecular range from 17 to 22 carbon atoms would be a potential base material for synthetic drilling fluids. Drilling fluids are used in the drilling of oil and gas wells as a coolant and lubricant for the drill bit. In off-shore operations, oil based fluids, which have been used historically, degrade slowly and can suffocate aquatic plant and animal life. In response to increased environmental pressures, synthetic drilling fluids have been developed and used in the Gulf of Mexico and other offshore locations. The key advantage of synthetic drilling fluids is that cuttings associated with use of these fluids appear to be environmentally acceptable in regard to crude contamination and toxicity and therefore can be discharged in many Gulf locations instead of being barged to shore for disposal. This yields considerable cost savings to drillers. As defined by the U.S. Environmental Protection Agency, materials falling under the synthetic category include linear alpha olefins and synthetic paraffins, such as those produced by the Rentech GTL Technology.


RESEARCH AND DEVELOPMENT

         We own a development and testing laboratory located in Denver. Our pilot plant, consisting of a bubble column slurry reactor, is located at this site. The laboratory contains state-of-the-art equipment and support facilities for development of Fischer-Tropsch technology. Our laboratory staff now consists of 12 employees. We believe that this facility provides us with a resource for development and testing that is unmatched in the field of gas-to-liquids technology.

         Two of our founders, Dr. Charles Benham and Dr. Mark Bohn, are directly responsible for development of the Rentech GTL Technology. These two scientists and our research and development engineers and technicians continue to work toward improving our technology and developing new applications.

         Our principal efforts at the laboratory are now focused on integration of Texaco's gasification technology with our GTL technology. We are also developing additional catalysts and attempting to increase the amount of the feedstock that is converted into liquid hydrocarbons.

         We have also joined with Texaco Energy Systems, Inc., our licensee, to demonstrate use of our technology at the La Porte plant in Texas. Texaco leased the use of this plant from the U.S. Department of Energy on a short-term basis in late 2000 to conduct a joint demonstration with us of the results of using the Rentech GTL Technology. The plant is a pilot plant, with a capacity of four barrels of product per day. The results were successful.

         During the fiscal years ended September 30, 2000, 1999 and 1998, we spent amounts of $515,261, $195,466 and $60,225, respectively, on research and development activities on the Rentech GTL Technology. During each of the same fiscal years, we estimate that revenues received from third parties for research and development activities on the technology were $751,166, $211,246, and $0, respectively.

RISKS RELATING TO THE RENTECH GTL TECHNOLOGY

         o OUR ABILITY TO CONTINUE TO BENEFIT FROM THE RENTECH GTL TECHNOLOGY DEPENDS UPON PROPER CONSTRUCTION AND OPERATION OF PLANTS THAT USE THE TECHNOLOGY ON A COMMERCIAL SCALE.

         Our business strategy calls for our licensees to construct and operate plants that use the Rentech GTL Technology on a commercial scale. These plants will rely on complex mechanical equipment and gas processing systems We expect most plants to be owned, constructed, and operated by our licensees, but we may retrofit and operate some plants in which we obtain an ownership interest. Whether our licensees, and in a few instances, we, can properly design, construct and operate plants depends upon a number of factors. These include constructing plants that are properly designed by a licensee for the chemical composition of the feedstock obtained for the plant; the amount and quantity of the feedstock; design of the plant and its systems; mechanical adequacy of the plant equipment and machinery, whether related or unrelated to the Rentech GTL Technology; availability and adequacy of roads, utilities, worker housing and other infrastructure at the plant site; the plant operator's management and skills; and proper operating circumstances.


         o OUR ABILITY TO CONTINUE TO BENEFIT FROM THE RENTECH GTL TECHNOLOGY DEPENDS UPON ECONOMIC OPERATION OF PLANTS THAT USE THE TECHNOLOGY ON A COMMERCIAL SCALE.

         Whether the Rentech GTL Technoloy can be cost effective so that commercial-scale plants using the technology can be profitably operated depends upon several factors. The principal conditions include adequate quantities of low-cost feedstock, the availability and cost of construction financing, the economic efficiency of the technology, and the market demand for the end products at profitable prices. Those qualities, especially the economic performance of the technology, have not yet been established. Poor economic results at plants using the Rentech GTL Technology would adversely impact our operating results and financial condition by depressing or eliminating our potential income from the technology.


         o CONSTRUCTION AND OPERATION OF COMMERCIAL-SCALE PLANTS THAT USE THE RENTECH GTL TECHNOLOGY REQUIRE LARGE AMOUNTS OF CAPITAL. FINANCING IN SUCH AMOUNTS MAY NOT BE AVAILABLE TO OUR LICENSEES OR TO US.

         Many of our licensees and potential licensees may not be able to obtain the large amounts of capital or financing that will be required to construct and operate commercial-scale plants that use the Rentech GTL Technology. We believe this situation has slowed and, in some instances, will continue to delay use of the Rentech GTL Technology. Significant delays may occur before we realize substantial revenues, if any, from operating plants.


         o OUR ABILITY TO CONTINUE TO MARKET THE RENTECH GTL TECHNOLOGY, TO IMPROVE IT, AND TO ASSIST OUR LICENSEES AND POTENTIAL LICENSEES IN IMPLEMENTING USE OF THE TECHNOLOGY REQUIRE SIGNIFICANT AMOUNTS OF CAPITAL OR FINANCING THAT MAY NOT BE AVAILABLE TO US.

         In addition to the funds Texaco is currently providing for our technical services, we have expended and will continue to expend substantial funds to research and develop our technologies and business, especially the Rentech GTL Technology. If adequate funds are not available, our marketing and licensing efforts would be materially hampered. We might have to delay or to eliminate expenditures for certain of our capital projects or to license to third parties the rights to commercialize aspects of technologies that we would otherwise seek to exploit ourselves.


         o OUR ABILITY TO CONTINUE TO BENEFIT FROM THE RENTECH GTL TECHNOLOGY DEPENDS UPON THE EFFORTS OF LICENSEES OF THE TECHNOLOGY. WE DO NOT CONTROL THEIR ACTIONS.

         Except to the extent that we convert existing industrial gas plants, we do not intend, and do not have adequate capital, to finance, construct and operate our own commercial-scale plants. At this time, we do not have adequate capital or financing to retrofit an existing industrial gas plant. Successful use of the Rentech GTL Technology therefore depends upon our licensees. We will receive royalties and other revenues from operations only from plants that operate successfully and economically. Under our present and proposed license agreements, it is a licensee's responsibility to obtain sources of feedstock that provide adequate supplies at inexpensive rates, conduct feasibility studies, recruit personnel who are skilled in designing, constructing and operating gas processing plants, obtain governmental approvals and permits, obtain sufficient financing on favorable terms for the large capital expenditures required, possibly construct infrastructure if not otherwise available at the plant site, market the products, and perform other significant tasks. Several licensees have allowed their licenses to expire because of their inability to meet one or more of these conditions for a plant. The ability of any licensee to accomplish these requirements, and the efforts, resources and timing schedules to be applied by a licensee, will be controlled by it.


         o USE OF THE RENTECH GTL TECHNOLOGY BY LICENSEES DEPENDS UPON EVALUATIONS OF IT MADE BY THE FIRST INFLUENTIAL LICENSEES AS WELL AS SUCCESSFUL APPLICATIONS OF THE TECHNOLOGY IN THE FIRST SEVERAL COMMERCIAL-SCALE PLANTS.

         If any influential licensee such as Texaco terminates its license or does not proceed to use the Rentech GTL technology, potential licensees are not likely to use the technology. If the first few plants to next use the Rentech GTL Technology are not commercially successful, we may be unable to obtain other licensees in the future. If licensees do not proceed with plants using the Rentech GTL Technology or do not successfully operate plants, our operating results and financial condition would be adversely affected.

         o THE RENTECH GTL TECHNOLOGY MAY NOT COMPETE FAVORABLY WITH OTHER GTL TECHNOLOGIES. THAT WOULD LIMIT OUR ABILITY TO OBTAIN LICENSEES, AND WOULD SEVERELY REDUCE OUR REVENUES FROM THE TECHNOLOGY.

         Because of increasing worldwide demand for fuels in general, and for the clean burning products of GTL technology in particular, as well as the large quantities of carbon-bearing gas, liquid and solid materials available as feedstock, there are economic incentives for businesses to develop and achieve significant market penetration for successful Fischer-Tropsch technology. Several major integrated oil companies, including ExxonMobil Corporation, Royal Dutch/Shell and Sasol Ltd., as well as Syntroleum Corporation and several smaller companies, have developed or are developing competing technologies. Most of these companies, especially the major oil companies, have significantly more financial and other resources than we do to spend on developing, promoting and using their technology. The U.S. Department of Energy has also sponsored a number of research programs in Fischer-Tropsch technology, some of which might potentially lower the cost of processes that compete with the Rentech GTL Technology. These companies, the Department of Energy, or others may develop technologies that will be more commercially successful or better accepted in the industry than our technology. This could render our technology obsolete. It would also have a material adverse effect on our results of operations and financial condition.


         o OUR ABILITY TO IMPLEMENT OUR BUSINESS STRATEGY DEPENDS UPON OUR EXECUTIVE OFFICERS, AND THE CONTINUED IMPROVEMENT OF THE RENTECH GTL TECHNOLOGY DEPENDS UPON OUR SCIENTIFIC PERSONNEL. LOSS OF ONE OR MORE OF OUR KEY EMPLOYEES WOULD SUBSTANTIALLY HINDER OUR ABILITY TO EXPLOIT THE RENTECH GTL TECHNOLOGY.

         Our success with our technology is substantially dependent upon the contributions of our executive officers and key scientific and technical employees. We believe that the management skills and industry relationships of our executive officers are important to implement our business strategy. At this stage of our development, economic success of the Rentech GTL Technology depends upon continued improvements to the technology, marketing and proper design of conversion plants and their startup in such a manner that achieves optimal plant operations. These efforts require knowledge, skills, and relationships unique to our key personnel. Moreover, to successfully compete through the Rentech GTL Technology, we will be required to engage in continuous research and development regarding processes, products, markets and costs. Loss of the services of our executive officers, our scientists or other key employees could have a material adverse effect on our business, financing, operating results and financial condition.

         o WE MUST CONTINUALLY DEVELOP IMPROVEMENTS TO OUR TECHNOLOGY AND MAKE ADVANCES AS COMPETING TECHNOLOGIES ARE IMPROVED AND THE MARKET CHANGES.

         The market for advanced technology products is characterized by rapidly changing technology, new legislation and regulations, and evolving industry standards. The introduction of products embodying new technology, the adoption of new legislation or regulations, or the emergence of new environmental and industry standards could render our technology and future uses, if any, obsolete and unmarketable. Our success and growth will depend, in part, upon our ability to anticipate changes in technology, market needs, law, regulations, and industry standards; to continue to attract, retain and motivate qualified personnel; and to successfully develop and introduce new and enhanced advances to our technology on a timely basis. We will need to devote a substantial amount of our efforts to research and development as well as to sales and marketing. If we do not perform well to meet these requirements, our business operating results and financial condition would be adversely affected.


         o WE EXPECT THAT A LARGE PORTION OF OUR LICENSEES WILL USE THE RENTECH GTL TECHNOLOGY IN FOREIGN COUNTRIES. THAT WILL SUBJECT US TO THE UNCERTAINTIES AND RISKS THAT SOMETIMES AFFECT OPERATIONS IN THOSE LOCATIONS.

         We expect that licensees of the Rentech GTL Technology will construct plants in foreign countries where our licensees' conduct of business and profitability of operations are at risk. The additional risks include rapid changes in political and economic climates; changes in foreign and domestic taxation; lack of stable systems of law; susceptibility to loss of protection of patent rights and other intellectual property rights; expatriation laws adversely affecting removal of funds; fluctuations of currency exchange rates; contract rights; labor disputes; the nationalization or appropriation of property without fair compensation; civil disturbances; and war. International operations and investments may also be negatively affected by laws and policies of the United States affecting foreign trade, investment and taxation. Any of these events could adversely impact our licensees and thereby adversely affect our operating results and financial condition.


PROPRIETARY DESIGNS, INTELLECTUAL PROPERTY AND PATENTS

         We own intellectual property rights consisting of proprietary designs for our synthesis gas reactors and other key aspects of the Rentech GTL Technology. We also own confidential information and trade secrets that are essential to maintain our proprietary ownership of the technology. We seek to protect our intellectual property rights through patents and trade secret agreements, including confidentiality agreements with our licensees, employees and consultants.

         Use of the Rentech GTL Technology requires use of our patented catalyst. The license arrangements with both Texaco and Donyi Polo Petrochemicals Ltd. authorize them to manufacture our catalyst for their respective conversion plants or to have the catalyst made for them by a manufacturer of their choice. We have no present plans to manufacture our own catalyst. We expect ultimately to grant a license, for which we would receive a license fee and royalties, to an independent catalyst manufacturer for manufacture and delivery of catalyst, or to grant a license to individual licensees of the technology to manufacture catalyst for their own use.

         We have been granted ten United States patents related to the Rentech GTL Technology. These patents apply to our processes, applications of the process, products produced, and materials used as part of the Rentech GTL Technology. The patents include a method for cracking produced waxes; a method of making and activating a promoted iron catalyst for use in slurry synthesis reactors; production of a synthetic oxygenated diesel fuel; the overall gas-to-liquids conversion process; and use of our oxygenated, sulphur and aromatic-free diesel fuel as an additive to conventional diesel fuel.

         Two of our patents include key elements of a process that enables our iron-based catalyst to compete with cobalt-based catalysts used by other F-T processes. These patents protect process steps that improve the carbon conversion efficiency of the Rentech GTL Technology by over 30%. We believe these procedures make our process cost-effective for converting gases to liquids.

         We have filed additional U.S. patent applications. One Australian patent has been issued. Several foreign patent applications based on one or more of the United States patents are pending.

         Our first patent for the Rentech GTL Technology is based upon an application filed in 1992. The patent was issued by the U.S. Patent and Trademark Office in 1994. Patents have a term of 20 years from the date of filing the application. Subsequent patents that we have been issued or may obtain in the future for improvements and additions to the technology may have the effect of extending our period of exclusive rights to use and license the technology.

         OKON's formulas for the manufacture of its stains, sealers and coatings are proprietary. They are maintained as trade secrets, and OKON has no patents. We rely upon confidentiality agreements with our employees and manufacturers of key components of our stains, sealers and coatings to protect these trade secrets.

         Petroleum Mud Logging provides its services based upon an integrated system of computer software, skilled computer analysts who interpret the data and communications devices to readily transmit the information to the mineral owner. The essential elements of these programs and devices are proprietary. They are maintained as trade secrets, and PML has no patents. We rely upon confidentiality agreements to protect these trade secrets.


         OUR ABILITY TO EXPLOIT OUR VARIOUS TECHNOLOGIES DEPENDS UPON PROTECTING AND ENFORCING OUR INTELLECTUAL PROPERTY RIGHTS. OUR ABILITY TO DO SO INVOLVES COMPLEX LEGAL, SCIENTIFIC AND FACTUAL ISSUES AND UNCERTAINTIES.

         The Rentech GTL Technology and our businesses conducted by OKON and Petroleum Mud Logging are based upon patents and trade secrets. We rely upon a combination of patent, trade secret, copyright and trademark law, nondisclosure agreements and technical security measures to protect our intellectual property rights in our several lines of business. Our success in technologies that are based on intellectual property depends on our ability to establish, protect and enforce intellectual property rights with respect to our technologies and to successfully defend against any alleged infringement or related claims.

         Protecting and enforcing our intellectual property position involves complex legal, scientific and factual questions and uncertainties. This may be especially true in foreign countries, which might become important users of the Rentech GTL Technology, but which generally do not provide as much protection of intellectual property rights as the United States. The lack of stable systems of law in some foreign countries could lead to rapid changes in political and economic climates, civil disturbances and other disruptions that affect operations. Our ability to protect and enforce our intellectual property position requires diligent actions by us to strictly maintain the confidentiality of our trade secrets and to protect our patents. If we do not, the value of our technologies that are affected would be severely limited.


COMPETITION IN GTL TECHNOLOGY

         Based on information from public announcements made by other companies and from other published information, our competitors in the gas-to-liquids field include several of the major oil and gas companies as well as a few smaller companies. All of the competing processes are based on Fischer-Tropsch technology. The fundamental differences between the various technologies are the catalyst and the synthesis gas reactors where the synthesis gas reacts with the catalyst.

         Our principal competitors are companies that have developed their own Fischer-Tropsch technology and have operated full scale plants, or at least pilot plants, and who are actively seeking customers to license their technology or to use it on some shared basis. These other arrangements include use of the technology by a joint venture between the owner of the technology and the owner of a source of feedstock.

         Additional competitors in the field are those who are developing Fischer-Tropsch technology, but who have not yet completed their research or tested their technology in an operating pilot plant. Those other competitors include several major oil and gas companies.

         We believe that owners of competing GTL technologies which have demonstrated use of their technology have spent many years and large sums of money developing their technologies. We expect that others who may hope to develop new, competing GTL technologies will face similar requirements of time and money, to enter the field. We anticipate that these factors and the patents that have been issued to us will make it difficult for others to enter the field using an iron-based catalyst.

         Several major oil companies are involved in large-scale synthetic fuel development. These competitors include Royal Dutch/Shell, Exxon, and Sasol. Syntroleum Corporation, a smaller public company, offers its Fischer-Tropsch technology to licensees and joint ventures in which it has a part interest.

         Exxon has operated a 200 barrel per day plant in Baton Rouge, Louisiana, to demonstrate its process. While the plant was operated for several years, it is not now being operated.

         Shell operated a 12,500 barrel per day plant in Bintulu, Malaysia from 1993 through 1997 that produced diesel fuel and other products from natural gas. The diesel fuel was sold to two refineries located in California and used for blending stock with commercial diesel. This Fischer-Tropsch plant was shut down in December 1997 because of an explosion in the air separation unit, which is not a part of the Fischer-Tropsch reactor. Shell's plant came on-line again in 2000 with increased production capacity.

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

         In July 1999, Syntroleum announced the commencement of operations at its 70 barrel per day pilot plant owned with ARCO at ARCO's Cherry Point refinery in the state of Washington. Syntroleum Corporation previously reported that it has operated a pilot plant with a nominal production capacity of two barrels per day. Syntroleum has reported that its pilot plants have successfully demonstrated certain elements and variations of Syntroleum's Fischer-Tropsch process.

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

         The Rentech GTL Technology uses an iron-based catalyst, as does Sasol. No claims of patent infringement have been made against us, and none, to our knowledge, have been made against Sasol. Sasol has announced business arrangements with Chevron that indicate Sasol currently intends to only license its technology for conversion of natural gas to companies with sources of the feedstock who enter a joint venture arrangement with Sasol and Chevron to jointly share profits.

         We believe our Fischer-Tropsch technology can successfully compete against the technology of the others who are engaged in the same business. We, Exxon, Shell, Sasol and now Syntroleum are the only companies in the world that have operated a Fischer-Tropsch plant at larger than laboratory scale. Syntroleum actively markets license for use of its technology. At this time the others only use their technology for their own account or for projects in which they acquire an equity interest.

         We believe that our patents protect several unique features of the Rentech GTL Technology, including our catalyst, that give us competitive advantages in costs and product yields over those of our competitors. See "Proprietary Designs, Intellectual Property and Patents." Several properties of iron-based catalysts provide them significant advantages over cobalt catalysts. Our catalyst is less expensive than cobalt catalysts, and unlike them, the residue is not a hazardous waste. Our catalyst also works with feedstocks containing sulfur, which we think makes it the only feasible catalyst for industrial off-gases and substandard natural gas. Our iron-based catalyst has a broad range of application because it can convert synthesis gas from gas, liquid and solid feedstocks, unlike cobalt catalysts that do not work well with liquids and solids. We also believe that the conversion rate, that is, the amount of the feedstock that is converted into valuable liquid hydrocarbons, is as high for our patented catalyst as it is for cobalt catalysts.


GOVERNMENTAL REGULATION OF THE RENTECH GTL TECHNOLOGY

         Conversion plants using the Rentech GTL Technology and plants manufacturing our proprietary catalyst are subject to extensive federal, state and local laws, rules and regulations relating to protection of the environment and employee health and safety. Plants using our technology in foreign countries will be subject to the environmental and health and safety laws and regulations of those nations. Violations of these laws and regulations may subject violators to substantial government fines and criminal penalties as well as legal liabilities to third parties. Violators may be required to reduce the level of operations of their plants or to retrofit plants to lessen the environmental impact. Those changes could be costly. In the most extreme situations, the costs of environmental compliance could be prohibitively expensive.

         Local and sometimes federal governments, typically require that plant operators obtain a variety of governmental permits before construction and operation of the plants. These requirements will usually include permits regulating location of industrial plants, construction, air and water emissions, and disposal of byproducts. Obtaining the required permits could increase the costs of designing, constructing and operating plants using the Rentech GTL Technology. Obtaining the permits could also delay these activities. That would have the effect of increasing the overall costs of these plants.


OPERATING HAZARDS OF PLANTS USING THE RENTECH GTL TECHNOLOGY

         Plants that use the Rentech GTL Technology process carbon bearing materials, including natural gas, into synthesis gas. Some plants will require the use of oxygen producing systems to convert the feedstock into synthesis gas. These gases, especially oxygen, are highly flammable and explosive. Severe personal injuries and material property damage may result. If such accidents did occur, we could have substantial liabilities and costs. We are not insured for these risks. Furthermore, accidents of this type would likely adversely affect operation of existing as well as proposed plants by increasing costs for safety features. Widespread market acceptance of the Rentech GTL Technology could be delayed by this situation.

         OPERATION OF GAS PLANTS THAT USE THE RENTECH GTL TECHNOLOGY INVOLVES RISKS OF MECHANICAL FAILURES AND FIRES AND EXPLOSIONS. FREQUENT OR SEVERE ACCIDENTS OF THIS TYPE AND THE RESULTING DAMAGES COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION.

         We expect that use of the Rentech GTL Technology in some conversion plants will require oxygen producing systems to convert the feedstock into synthesis gas. This is the first step of the Fischer-Tropsch process, and it occurs before our GTL Technology is applied. The oxygen producing systems, if required, will involve risk of accidents. Personal injuries to workers at the plant and property damage to the plant may result. The frequency and seriousness of accidents, injuries and damages will impact the marketability of the Rentech GTL Technology, and our licensees' operating costs and insurability. Significant frequency or severity of such accidents could have a material adverse effect on our business, operating results and financial condition.

         Compliance with health and safety requirements is not expected to require unusual capital expenditures by us or our licensees. Compliance with governmental regulations is the responsibility of the owners and operators of the plants, who will usually be our licensees. If we acquire a controlling interest and operate a plant, we would have to comply with applicable governmental regulations.

         We believe that the Rentech GTL Technology does not present unusual issues of environmental compliance. Because our iron-based catalyst is not a hazardous or toxic material and is not regulated, we believe that the cost of governmental compliance will not be significantly affected by regulations governing hazardous materials. We also believe the non-hazardous nature of our catalyst gives our technology some advantages over our competitors that use a cobalt catalyst. To the extent that a cobalt catalyst is not reused and consumed in the process, it is a regulated material.


OTHER BUSINESSES

         o        OKON, INC.

         In March 1997, we entered into the business of manufacturing and marketing water-based wood stains, concrete stains, block pluggers and other water repellent sealers on a wholesale basis by purchasing the assets of OKON, Inc. The coatings produced and sold by OKON are biodegradable and environmentally clean.

         OKON has been engaged in the business since 1973. OKON, located in Denver, markets and sells its products nationwide through a variety of channels. These include distribution through paint dealers, retailers other than discount retailers and mass merchandisers, industry users, and architects and building contractors. The formulas used by OKON for manufacturing its products are proprietary. The customers are primarily the construction industry and architects who use the coatings on wood, concrete and masonry for their construction projects. OKON has a one-person sales staff, but no distributors or independent sales representatives. The brand names of the various products are recognized throughout the industry.

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

         OKON's sales of products to some customers may constitute a significant portion of our revenues. For the year ended September 30, 2000, one customer of OKON accounted for 16% of our total revenues. For the year ended September 30, 1999, two customers for OKON accounted for 29% and 12% of our total revenues. For the year ended September 30, 1998, two customers of OKON accounted for 41% and 24% of our total revenues. Loss of a customer of this size would have an adverse economic and business impact upon all of our operations. OKON sells to over 2,000 customers, and we expect that this broad customer base would help soften the impact of the loss of any single customer.

         The coatings industry in which OKON conducts its business is highly competitive and has historically been subject to intense price competition. Other competitive factors in the coatings industry include the content of volatile organic compounds (VOC) in the product, product quality, product innovation, and distribution. There are five major competitors in this nationwide market. Rentech believes that OKON products are competitive based on the quality of its products and their unique properties, including the absence of VOC ingredients due to the fact that the products are water-based and biodegradable.

         The Environmental Protection Agency considers even small amounts of VOCs to be harmful environmental contaminants. This is because many of them are water soluble and persist in the environment. According to the EPA, ingestion of VOCs over the lifetime of a person has been shown to cause adverse health effects such as cancer, reproductive problems, and developmental effects. The U.S. Geological Survey reported in 1999 that 47% of water wells in urban areas contain VOCs, and 14% of water wells in rural areas produce water with VOCs. Of these wells, the U.S. Geological Survey estimates that 2.5% of the urban wells and 1.3% of the rural wells that provide drinking water have concentrations of VOCs that exceed EPA standards for safe drinking water. VOCs also contribute to ground-level ozone, according to the EPA, and irritate the lungs, eyes and sinuses. The EPA believes VOCs also increase the risk of heart or respiratory illnesses and aggravate asthma.

         Unlike our products, the majority of wood stains, concrete stains and concrete block pluggers currently on the market contain VOC levels that are increasingly considered unacceptable in several regions of the United States. State and federal government agencies have proposed further restrictions to limit the levels of VOC contained in products. The restrictions have effectively prohibited the sale and use of high VOC products in some states such as California. The environmental advantages of the OKON products complement Rentech's business philosophy of producing environmentally cleaner fuels and products.

         Revenues from our stains, sealers and coatings business segment represented approximately 41%, 68% and 100% of our revenues in the years ended September 30, 2000, 1999 and 1998, respectively.

         o        PETROLEUM MUD LOGGING, INC.

         In June 1999, we entered into the business of providing well logging services to the oil and gas industry. This occurred through its purchase of the assets of two established and related companies that have been providing services in these fields since 1964. We are using the assets to continue these businesses through our wholly-owned subsidiary, Petroleum Mud Logging, Inc.
(PML). The business is operated from Oklahoma City, Oklahoma. The services are provided to customers located in Oklahoma, Texas, Kansas, Louisiana and Arkansas.

         PML owns 25 mobile well logging units that are moved from well to well. Through state of the art instruments, the logging equipment measures traces of gases and water throughout the depth of a well hole by analyzing the drilling mud recovered from the well as drilling progresses. The results are transmitted to customers immediately by either land lines or satellite uplink. The mineral owners use this information to detect the presence of oil and gas deposits in underground formations and to direct their exploration and development drilling.

         The assets of PML also include a comprehensive library of well logs accumulated over the past 36 years. The well logs are available for examination by customers for a charge.

         In the last several years, PML has provided its logging services for fewer oil wells and more for gas wells. We expect this trend to continue as exploration for natural gas intensifies due to increasing demand for that energy source.

         Revenues provided by our mud logging business segment represented approximately 36% and 10% of our revenues during the fiscal years ended September 30, 2000 and 1999. We acquired the mud logging assets in June 1999, so there were no revenues from it in fiscal year 1998. PML's revenues from some customers may constitute a significant portion of its revenues. For the year ended September 30, 2000, one customer of PML accounted for 17% of our total revenues. We have experienced a growing demand for our mud logging services. If we lose a significant customer, we anticipate that demand from other customers would use most of our capabilities.

         Our competitors in mud logging services include approximately 100 other companies. Many of these companies are divisions or subsidiaries of major oil and gas companies or other energy businesses. Those competitors have substantially more financial assets and other resources than we do. We believe we have been and will be able to favorably compete in this business because of our advanced technological capabilities. Our mud logging units are well equipped mobile laboratories. Our units receive and automatically test data on site from the drill holes as a well is drilled. The units automatically analyze that information and rapidly communicate the results to the mineral owner. These capabilities may have the advantage of enabling the mineral owner and its geologists to exercise more precise control over the drilling without being at the site.


         o        REN CORPORATION

         On April 16, 1999, we entered into a letter of intent to purchase 51% of the outstanding stock of Ren Corporation for approximately $1,200,000. Ren is an Oklahoma corporation organized in 1980 and located in Stillwater, Oklahoma. Ren is engaged in the manufacture of complex microprocessor controlled industrial systems. Ren's primary market has been automated test equipment for the fluid power industry. Ren manufactures test instruments for various types of equipment such as automatic hydraulic presses, transmissions, diesel fuel injection pumps and gearbox and power supply systems. Ren's customer base currently consists of some of the world's largest heavy-equipment manufacturers. These include Boeing, Caterpillar, Inc., John Deere, Sauer-Sundstrand, Eaton and Vickers.

         We believe this potential acquisition would complement our present business organization. We expect that Ren would have a positive cash flow, would retain its present management, and would be able to expand its business with minimum capital expenditures.

         Ren has a backlog of orders. In order to enable Ren to increase its production rate, we have provided it with capital. We have advanced $573,899 in cash and issued 200,000 shares of our common stock with a market value of $400,000 as a deposit against the potential acquisition. As of September 30, 2000 and 1999, we have recorded a $973,899 and $300,000 deposit on our balance sheets. Of the $973,899 deposit, as of September 30, 2000, $773,899 is in a form of a note receivable due from Ren. On October 17, 2000, Ren issued its $200,000 note to us for the remaining deposit that existed at September 30, 2000. The notes bear interest at 8% and are collateralized by the assets of Ren.

         Upon closing of this transaction, the note receivable will be applied to the purchase price. If the transaction does not close, then Ren is to repay the note no later than six months from the date of our written notice that the purchase will not be completed. Completion of the stock purchase is subject to our final due diligence, funding of the purchase price, and approval by the boards of directors of the two companies. No closing date to complete the purchase has been scheduled.


ADVANCED TECHNOLOGIES

         o        ITN ENERGY SYSTEMS, INC. (ITN/ES)

         In 1998 we acquired 10% of ITN/ES, a privately owned Colorado corporation. ITN/ES was founded in 1995 by a team of scientists and engineers from major aerospace corporations. Its goal is to bring aerospace know-how to the marketplace.

         ITN/ES's business strategy is to develop and commercialize emerging technologies for the aerospace, military and commercial markets. Its approach is to form sponsorships and partnerships with corporations for the study and development of specific products. After intensive testing of prototypes and evaluation of the market, the successful products are introduced to the market.

         Using its core technologies, ITN/ES is developing several products to be offered for commercial use. These technologies can be categorized in the following groups:

         o Thin-film technologies based on a process of depositing ultra-thin layers of materials on thin sheets of plastics or metals.

         o Space systems technologies for space power, next generation satellites, and shape memory mechanisms.

         o Fuel cells using ceramic membranes to combine fuel and air in an electrochemical process that increases efficiency and eliminates polluting air emissions associated with conventional fuel combustion.

         o Intelligent processors and sensors that actively control manufacturing processes and monitor the results.

         Several of ITN/ES's core technologies are based upon its thin-film technologies. This technology enables a user to deposit materials on a substrate of thin plastic or metals in layers of atoms. Those innovative thin-film materials have been used to develop products like photovoltaic solar collector panels that produce electrical power, solid state thin-film lithium batteries, and several space systems technologies.

         In December 2000 we agreed in principal with ITN/ES to exchange our 10% ownership interest in ITN/ES for an interest of approximately 3.5% in the holding company which will own 100% of Global Solar Energy, Inc. and 100% of Infinite Power Solutions, Inc., a company formed to exploit the thin-film batteries. In addition, the same holding company will own 100% of two other key, advanced technologies being developed by ITN/ES. These are ceramic membranes and fuel cells.


         o        GLOBAL SOLAR ENERGY, INC.

         Global Solar was the first commercial success of ITN/ES. Global Solar uses the thin-film technology developed by ITN/ES to produce thin-film photovoltaic materials to manufacture lightweight, solar collector panels. The panels collect energy from the sun to produce electrical power. Conventional solar panels are made by depositing silicon photovoltaic cells on thick glass panels. Global Solar's photovoltaic film is thinner than a human hair. The film is deposited onto thin plastics or metals to create large sheets of lightweight solar panels. The photovolatic film converts sunlight directly into electricity.

         Unlike traditional solar panels that are heavy, fragile and rigid, Global Solar's solar modules are lightweight, durable and can be incorporated into flexible products. Compared to internal combustion engines used to generate power, Global Solar's solar power generation systems are silent, produce no pollutants, and provide more cost-effective power than diesel fuel.

         Global Solar is currently focusing on manufacturing unique, lightweight and flexible solar energy modules. These products can be used for a wide variety of applications by the aerospace, military and commercial sectors.

         In early 2000, the U.S. Army ordered 10 solar powered generating systems from Global Solar. The contract price is for nearly a half-million dollars. The first of these solar systems was delivered to the U.S. Army in June 2000. The Army is using them in the field to produce electric power for floodlights, computers, telephones, battery chargers, radios and other types of troop equipment. The 10 solar systems consist of more than 50 solar collector modules. Each module measures about 19 by 53 inches and weighs less than three pounds. When connected to each other, the modules are designed to produce up to 2,800 watts of electrical power when exposed to sunlight.

         The Air Force Research Laboratory selected ITN/ES in July 2000 to lead an industry team, including Global Solar, that is developing "microsatellite" spacecraft. This work is part of a three-year, $35 million demonstration program.

         In addition to ITN/ES, the other members of the microsatellite team are Ball Aerospace and Technologies Corp., Lockheed Martin Astronautics Operations and Global Solar Energy. The goal of the program is to develop clusters of interdependent microsatellites that fly in close, bird-like formations circling the earth. These small satellites, each weighing less than two pounds, are expected to eventually replace many of the single, larger satellites of today.

         The Air Force Research Laboratory anticipates that small satellites will operate in clusters by communicating with each other and sharing data processing, payload and missions. They are intended to be smaller, lighter and mass produced, and thus considerably less expensive to launch into space than current satellites.

         Global Solar's function as part of the microsatellite program is to provide its lightweight solar panels. The panels would provide all the electrical power for these miniature satellites. ITN/ES has estimated that Global Solar's solar panels could reduce costs from some $1 million per kilowatt of electrical generation to about $100,000 per kilowatt. Typical satellite power requirements range from one to 30 kilowatts.

         Global Solar has said it believes the microsatellites have important applications for both military and commercial uses. These include communications, global positioning, and mapping of the earth's surface. According to the Air Force Research Laboratory, the ability of these systems to gather information is many times that of the present generation of space satellites, and the cost is expected to be greatly less. The development team has announced that it expects to launch three of the microsatellites later in 2003.

         Global Solar has constructed a state-of-the-art manufacturing plant in Tucson, Arizona. The Arizona plant is designed for the production of 1.5 megawatts of thin-film photovoltaic modules on an annual basis. The capacity of this facility is currently being expanded to produce approximately 10 megawatts annually. Global Solar is presently manufacturing its solar energy panels to fulfill its government contracts, supply its photovoltaic materials to original equipment manufacturers for incorporation into products such as roofing materials, and providing lightweight modules for traditional and residential applications of solar energy panels. Global Solar has said it hopes to capture 15% of the market for photovoltaic solar energy panels by 2005.

         ITN/ES owned one-third of Global Solar before we acquired our shares of Global Solar from ITN/ES. Two-thirds of Global Solar Energy Holdings is owned by UniSource Energy Corporation. The affiliates of UniSource are Tucson Electric Power Company, the second largest investor-owned utility in Arizona; Nations Energy Corporation, an investor in independent power projects; ION International, a newly-formed energy services consulting company; and Southwest Energy Solutions, a regional services company.


         o        INFINITE POWER SOLUTIONS, INC.

         Our arrangement with ITN/ES and Global Solar Power Holdings provides us with 3.5% of the shares of Infinite Power. The purpose of this new company is to commercialize the thin-film battery technology developed by ITN/ES.

         The thin-film batteries that Infinite Power is to ready for the commercial market are solid state rechargeable lithium batteries. The batteries are thinner than a human hair, and can be smaller than a postage stamp. According to UniSource Energy, the batteries provide several important features. They tolerate a wide range of operating temperatures. They essentially never need to be replaced because they can be recharged thousands of times. These batteries can be fabricated into many shapes and sizes to meet the specific requirements for various uses.

         Infinite Power's batteries can be used as the power source for microelectronics like implantable medical devices, and standby power sources for microelectronics like memory devices. They can be used with radio frequency identification tags and smart cards, that is, credit card-type devices that have capabilities of processing and storing information.

         According to UniSource Energy, the solid state construction and flexibility characteristics of the battery, combined with its ability to survive wide temperature ranges, allows it to be added directly into semi- conductors, integrated circuit assemblies, and laminated components during the manufacturing process. The battery can also be added to a product after its manufacture.

         Global Solar has announced that, over the long term, it plans to integrate these thin-film batteries into its photovoltaic solar energy modules. That combination would provide self-contained power systems.

         According to projections by Global Solar the initial production level is expected to produce its batteries at the rate of 23 million a year by 2002.


RISKS RELATING TO GLOBAL SOLAR POWER AND INFINITE POWER SOLUTIONS

         o PROFITABLE OPERATIONS OF ADVANCED TECHNOLOGY BUSINESSES ARE SUBJECT TO GREATER RISK THAN FOR MORE CONVENTIONAL BUSINESSES.

         The likelihood of successfully entering into new businesses involving advanced technologies must be considered in view of the problems, expenses, difficulties, complications and delays frequently encountered with starting up a new business, especially one engaged in high technology. These factors include the development of new technology, the marketing of new products, and adequate controls to assure adherence to the special provisions and fine tolerances required in manufacturing, assembling and installing high technology products. There is no history of operations in these lines of advanced technologies upon which to evaluate their prospects for future operating or financial success. Success in these businesses is uncertain.


         o THE VALUE OF OUR INTERESTS IN ADVANCED TECHNOLOGIES DEPENDS UPON THE EFFORTS OF OTHERS. WE DO NOT CONTROL THEIR ACTIONS.

         The advanced technologies in which we acquired an ownership interest through ITN/ES are controlled by others. We own only 3.5% of the parent company of Global Solar and Infinite Power. We have no influence over their actions and are not involved in their operations. The success of Global Solar Energy, Inc. in the fields of thin-film photovoltaic solar energy panels and of Infinite Power Solutions' thin-film batteries depends upon their controlling shareholders, officers and managers.


         o THE ADVANCED TECHNOLOGIES OF GLOBAL SOLAR ENERGY AND INFINITE POWER SOLUTIONS MAY NOT BE APPLIED TO ADDITIONAL PRODUCTS OR ACCEPTED BY THE TARGET MARKETS.

         Global Solar Energy and Infinite Power Solutions intend to make improvements to their advanced technologies that enable them to be incorporated into more products. These improvements may not be completed, and new products may not be developed. The products may not gain widespread acceptance in the target marketplaces. If so, the value of our shares of common stock in these companies could be limited.


         o NEITHER GLOBAL SOLAR ENERGY NOR INFINITE POWER SOLUTIONS HAVE ACHIEVED A BROAD CUSTOMER BASE. THEY MAY NOT OPERATE AT A PROFIT. IF THEY ARE UNABLE TO DO SO, OUR ECONOMIC BENEFIT FROM OWNERSHIP OF SHARES OF THEIR COMMON STOCK WILL BE LIMITED AND MAY NOT MATERIALIZE.

         Global Solar Energy and especially Infinite Power Solutions have only recently attempted to market their products. Their products may not be purchased by a broad group of customers. They may not obtain enough sales to meet their business needs and operating expenses. If one or both of them do not achieve high levels of sales and operate profitably, our investment in shares of their common stock will be limited in value.


         o GLOBAL SOLAR ENERGY AND INFINITE POWER SOLUTIONS HAVE NEVER DISTRIBUTED DIVIDENDS TO SHAREHOLDERS. WE DO NOT EXPECT THEY WILL DO SO. WITHOUT DIVIDENDS, WE MAY NOT REALIZE REVENUE FOR OUR INVESTMENT IN ADVANCED TECHNOLOGIES.

         Unless Global Solar Energy and Infinite Power Solutions declare dividends, which we do not expect, our return on any value in these companies will depend upon the value of our shares of their common stock. Transfer of the shares is restricted. Our ability to realize value from the common shares will be limited. We may be required to hold the common stock for an indefinite period of time without any economic return.

         o THERE IS NO MARKET FOR OUR STOCK IN GLOBAL SOLAR ENERGY AND INFINITE POWER SOLUTIONS. OUR INTERESTS IN THESE COMPANIES IS NOT LIQUID.

         Our shares in these companies have not been registered under federal or state law. They may not be offered, sold or transferred except in compliance with the registration requirements of the Securities Act of 1933 or under an exemption from registration. These stocks are not listed on any stock exchange or listed on any market at this time. These investments are illiquid and may remain illiquid for an unknown time.


EMPLOYEES

         At September 30, 2000, we had 65 employees. Among our wholly-owned subsidiaries, Rentech Services Corporation had 12 employees who work at our development and testing laboratory, OKON, Inc., had eight full-time employees, and Petroleum Mud Logging, Inc. had 37 employees. Of the latter, three are part-time employees.

ITEM 2.    PROPERTIES

OFFICE LEASE

         Our executive offices are located in Denver, Colorado and consist of approximately 5,855 square feet of office space. The lease expires in October 2003 and includes an option to extend for another five-year term. The rent is $119,328 per year. We believe that our existing space is adequate to meet our current needs and to accommodate anticipated growth.


DEVELOPMENT AND TESTING LABORATORY

         We own a development and testing laboratory located in Denver. The facility consists of a 7,000 square foot laboratory located within our 20,000 square foot industrial building. The remainder of the building is rented to tenants and constitutes potential expansion space for the laboratory. We renovated the building in fiscal 1999 to provide a state-of-the-art laboratory and support facilities for Fischer-Tropsch technology. Our small scale reactor is operated at the facility for continued development of Fischer-Tropsch technology. Our lab equipment and the laboratory were upgraded in 1999 by outlaying approximately $500,000 in capital expenditures. We believe that our laboratory is one of the most comprehensive Fischer-Tropsch facilities in the field today.


OKON FACILITY

         OKON, Inc., a wholly owned subsidiary, leases an industrial building located in Denver Colorado, where its production facilities and offices are located. The rent is $74,700 per year, and the lease extends to March 2005. The building contains approximately 20,000 square feet of office and warehouse space. The building is recently constructed and contains adequate space for expansion of the business.


PETROLEUM MUD LOGGING PROPERTIES

         The offices of Petroleum Mud Logging Inc., a wholly owned subsidiary, are located in Oklahoma City, Oklahoma. The office space consists of 1,930 square feet of rental property that is adequate to meet the current needs of the subsidiary and accommodate future growth. The lease extends to May 31, 2001. If the term is not extended, alternative space is available at similar rental rates. The rent is $19,300 per year plus taxes, insurance and maintenance.

         Petroleum Mud Logging, Inc. also owns a shop building in Oklahoma City, Oklahoma and personal property. These include 25 special vehicles equipped as mobile laboratories used for providing well logging services. The subsidiary also owns an extensive library of well logs that provide information about the results of previous oil and gas or natural gas exploration wells. We believe that the existing shop space and well logging units are adequate for our current needs and anticipated growth. The shop building is adequate for maintenance of the vehicles, and the well logging units are in good condition.

ITEM 3.    LEGAL PROCEEDINGS

         There are no material legal proceedings pending against the Company or its subsidiaries or properties.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         Our annual meeting of shareholders was held on May 25, 2000. At the meeting, John J. Ball and Erich W. Tiepel were elected to terms ending in 2003 as members of the board of directors. The terms of Ronald C. Butz, John P. Diesel, Douglas L. Sheeran and Dennis L. Yakobson as directors continued after the meeting.

         The following tabulation shows the votes cast at the meeting on each matter voted upon, including election of directors.


                                               For               Withheld/Against          Not Voted
                                            ----------           ----------------          ---------
Election of Directors:
     John J. Ball                           42,253,563                 44,664                    0
     Erich W. Tiepel                        42,253,563                 44,664                    0


                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Since April 5, 2000, Rentech's common stock has traded on The American Stock Exchange(R) under the AMEX symbol RTK. Between then and August 18, 1999, the stock traded on the OTC Bulletin Board under the symbol RNTK. Prior to August 18, 1999 the stock traded on the NASDAQ SmallCap Market under the same symbol. The following table sets forth the range of high and low prices for the Company's common stock, as reported by AMEX or NASDAQ, for the quarters presented. The quotations reflect inter-dealer prices, without adjustment for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.


Fiscal Year Ended September 30, 2000
------------------------------------
                                                                       High             Low
                                                                       ----             ---
         1st Quarter, ended Dec. 31, 1999                              $.765625         $  .4375
         2nd Quarter, ended Mar. 31, 2000                              $3.46875         $.609375
         3rd Quarter, ended Jun. 30, 2000                              $   4.25         $   1.75
         4th Quarter, ended Sep. 30, 2000                              $ 2.8125         $ 1.0625


Fiscal Year Ended September 30, 1999
------------------------------------
                                                                       High             Low
                                                                       ----             ---
         1st Quarter, ended Dec. 31, 1998                              $1.21875         $   .625
         2nd Quarter, ended Mar. 31, 1999                              $1.35714         $ .15625
         3rd Quarter, ended Jun. 30, 1999                              $ .84375         $   .375
         4th Quarter, ended Sep. 30, 1999                              $ .90625         $ .46875

         The approximate number of shareholders of record of our common stock as of November 30, 2000 was 513. We estimate the number of beneficial owners is not less than 9,000.

         We have declared no dividends with respect to the common stock during the 12-month fiscal year ended September 30, 2000. We currently expect that we will retain future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

         The following table shows information concerning all sales of our unregistered securities made by us during the past three years and not previously reported on Form 10-QSB.


                  Type of           Total                                                        Exemptions
Date of           Security          Securities        Offering     Total        Class of         From
Sale              Sold              Sold              Price        Commissions  Purchasers       Registration
---------         ----------        ----------        --------     -----------  ----------       ------------
Jul. 10, 1998     Common Stock       1,700,000                (1)          0    Accredited       Rules 505, 506,
                                                                                Investor         Section 4(6)

Jul. 17, 1998     Series 1998-B        100,000        $1,000,000   $ 100,000    Accredited       Rules 505, 506,
                    Convertible                                                 Investors        Section 4(6)
                    Preferred
                    Stock(2)

Aug. 18, 1998     Series 1998-B        100,000        $1,000,000   $ 100,000    Accredited       Rules 505, 506,
                    Convertible                                                 Investors        Section 4(6)
                    Preferred
                    Stock(2)

Sep. 15, 1998     Series 1998-B        100,000        $1,000,000   $ 100,000    Accredited       Rules 505, 506,
                    Convertible                                                 Investors        Section 4(6)
                    Preferred
                    Stock(2)

Nov. 19, 1998     Common Stock         100,000                (3)          0    Accredited       Rules 505, 506,
                                                                                                 Section 4(6)

June 1, 1999      Common Stock         100,000                (4)          0    Accredited       Rules 505, 506,
                                                                                Investors        Section 4(6)

Jul. 13, 1999     Common Stock           1,514                (5)          0    Accredited       Rules 505, 506,
                                                                                Investor         Section 4(6)

Jul. 27, 1999     Common Stock         100,000                (6)          0    Accredited       Rules 505, 506,
                                                                                Investor         Section 4(6)

Sep. 30, 1999     Common Stock       3,680,168                (7)          0    Accredited       Rules 505, 506,
                                                                                Investor         Section 4(6)

Jun. 18, 2000     Common Stock         200,000(8)     $  400,000           0    Accredited       Rules 505, 506,
                                                                                Investors        Sections
                                                                                                 4(2), 4(6)

(1) The consideration received was 10% of the common stock of ITN Energy Systems, Inc. plus an ownership interest in advanced technologies developed by ITN Energy Systems, Inc.

(2) The preferred shares were convertible into common stock at 82.5% of the average closing bid for the 5 trading days prior to conversion. All preferred shares in this series have been converted into common stock.

(3)      Shares issued for investment banking services.

(4) Shares issued as partial consideration for the purchase of our mud logging assets.

(5)      Shares issued in exchange for consulting services.

(6) 25,000 shares were issued to each of our outside directors, John J. Ball, John P. Diesel, Douglas L. Sheeran and Dr. Erich W. Tiepel, in lieu of directors' fees.

(7) The consideration received was 5% of the common stock of Dresser Engineers & Constructors, Inc.

(8) Shares issued as an advance in partial consideration for the purchase of 51% of the issued and outstanding stock of Ren Corporation.



ITEM 6.    SELECTED FINANCIAL DATA

         The following selected financial data should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the notes thereto appearing in them elsewhere in this Annual Report on Form 10-K. We changed our fiscal year-end from December 31 to September 30 effective September 30, 1996.


                                                                                                 9 Months
                                                                                                 Ended
                                                          12 Months Ended                        Sept. 30
                             2000           1999              1998              1997             1996
                             -----------    -------------     -------------     -------------    ------------
CONSOLIDATED
STATEMENT OF
OPERATIONS DATA
Revenues                   $   5,066,607    $   2,880,900     $   1,987,586     $   1,189,536    $    295,176
Cost of Sales              $   3,134,396    $   1,416,078     $     944,068     $     481,797    $     29,463
Gross Profit               $   1,932,211    $   1,464,822     $   1,043,518     $     707,739    $    265,713
Loss from Operations       $  (3,804,389)   $  (3,442,392)    $  (1,986,818)    $  (1,077,783)   $   (553,799)
Net Loss                   $  (4,099,395)   $  (3,442,661)    $  (2,180,855)    $  (1,375,686)   $   (392,478)
Loss Applicable to
     Common Stock          $  (4,189,006)   $  (3,974,593)    $  (3,345,847)    $  (2,034,100)   $   (392,478)

BASIC AND DILUTED
    LOSS PER SHARE(1)
Loss Before Extraordinary
     Item                  $        (.07)   $        (.09)    $        (.10)    $        (.10)   $       (.06)
Loss Per Common Share      $        (.07)   $        (.09)    $        (.10)    $        (.10)   $       (.04)

CONSOLIDATED
BALANCE SHEET DATA
Working Capital (Deficit)  $   1,892,376    $     115,457     $   3,195,381     $    (675,630)   $    258,103
Total Assets               $  16,462,592    $  13,209,981     $  10,715,250     $   4,857,204    $  3,458,883
Total Long-Term
    Liabilities            $     999,355    $   1,246,917     $          --     $     125,000    $         --
Total Liabilities          $   1,758,615    $   2,149,183     $     394,684     $   1,502,867    $    122,707
Accumulated Deficit        $ (18,800,321)   $ (14,700,926)    $ (11,258,265)    $ (10,394,238)   $ (7,701,724)

----------

(1) The weighted average number of shares of common stock outstanding during the 12 months ended September 30, 2000, 1999, 1998, 1997 and the 9 months ended September 30, 1996 were 57,532,816, 43,838,417, 33,289,164, 19,603,265 and
10,401,922, respectively.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         We are the developer and owner of a proprietary and patented gas-to-liquids (GTL) process that converts carbon-bearing gases, liquids and solids into valuable liquid hydrocarbon products. The products include clean burning diesel fuel, naphthas and specialty products such as waxes, petrochemical feedstocks, fuel cell feedstocks and synthetic lubricant base stock. We believe that the Rentech GTL Technology represents a major enhancement of the Fischer-Tropsch technology developed in Germany in the 1920s. We have successfully used the Rentech GTL Technology for a short period in a commercial-scale plant and for longer periods in several pilot plants. No commercial plant is now using the technology, and economic operation of the technology has not been demonstrated. We believe that the advancements we have made in Fischer-Tropsch technology will enable use of our GTL technology on a cost-effective basis in some situations.

         We are distributing our Rentech GTL Technology by marketing licenses to energy companies and owners of industrial gas plants, and owners of other carbon-bearing sources of feedstock such as natural gas. We are discussing proposals with several energy companies and owners of industrial gas plants for use of the Rentech GTL Technology through licenses or other business ventures.

         Our iron-based catalyst that is an integral part of the Rentech GTL Technology is relatively inexpensive, non-polluting, and works with a broad range of feedstocks. We believe that our technology provides significant opportunities to produce liquid hydrocarbon fuels and other valuable products from the large worldwide resources of natural gas, industrial waste gas, heavy crude oil, refinery byproducts, coal and petroleum coke, among other materials.

         Our current licensees include Texaco Energy Systems, Inc., which we have exclusively licensed to use the technology with liquid and solid sources of feedstock that are not all natural gas. Texaco is conducting its own study of the technology and has contracted for us to do research and development for integrating Texaco's gasification technology (which produces synthesis gas from feedstocks in liquid and solid forms) with Rentech's GTL Technology (which uses synthesis gas). Texaco is working on proposals to use the combined technologies for a U.S. Department of Energy project and other projects. We have granted licenses to several other licensees.

         We are receiving royalty income as a result of our October 1998 license of the Rentech GTL Technology to Texaco and revenues from a technical services contract with Texaco. We are not receiving royalties on production of liquid hydrocarbons from use of the Rentech GTL Technology, or license fees except on a irregular basis. Revenues from the Rentech GTL Technology and the revenues from our other businesses conducted through OKON, Inc. and Petroleum Mud Logging, Inc. and our real estate rentals are not sufficient to cover our ongoing losses related to our efforts to commercialize the Rentech GTL Technology. We do not expect to realize increases in operating revenues in the near term that would be adequate to offset these losses. We thus expect to continue to operate at a loss unless and until we are successful in commercializing the Rentech GTL Technology.


OPERATING REVENUES

BACKGROUND

         During the fiscal periods discussed in this report, we realized revenues from the stains, sealers and coatings business conducted by our wholly-owned subsidiary, OKON, Inc.; from the mud logging services provided by Petroleum Mud Logging, Inc., a wholly-owned subsidiary; from rents from real estate leases; and revenues associated with the Rentech GTL Technology. These were royalties earned under our October 1998 license of the Rentech GTL Technology to Texaco, and contract payments for technical engineering services provided to Texaco. The goal of this work is to integrate Texaco's gasification technology with our Rentech GTL Technology. In the future, we expect to receive revenues associated with the Rentech GTL Technology from the following principal sources:

         o Contract payments for design studies. These are preliminary feasibility studies for potential licensees. These payment are either due in full upon execution of the design contract or in monthly installments as services and materials are provided.

         o        License fees from licenses granted for use of the technology.
                  We typically expect license fees to be paid in three equal installments, one upon grant of the license, another upon start of construction of a plant, and the last upon start of continuous operations of the plant.

         o Contract payments for construction engineering services. We provide these services to licensees during construction or startup of the licensee's plants. These payments are typically made in monthly installments as services and materials are provided.

         o Contract payments for supply of the synthesis gas reactors required for use of the Rentech GTL Technology. We plan to subcontract this work to fabricators. We expect to sell the reactors at our own cost plus a profit.

         o Contract payments for supply of Rentech's catalyst required for use of the Rentech GTL Technology. We plan to subcontract requirements for our catalyst to specialists engaged in catalyst manufacturing. We plan to sell the catalyst at our cost plus a profit.

         o Royalties for production of liquid hydrocarbons produced by licensees in their plants. We establish the royalty amounts in our licenses. Royalty payments are typically due monthly from licensees for the liquid hydrocarbons produced by a licensed plant, at a percentage of the current market value of conventionally produced crude oil.

         o Sales of liquid hydrocarbon products from process plants in which we own an equity interest. We anticipate that we may be able to acquire partial ownership interests in one or more plants that use the Rentech GTL Technology. This is most likely to occur with existing industrial gas plants for which we contribute capital or technology, in exchange for an equity interest, during the conversion of a plant to use our technology.

         We anticipate that we may receive increased contract payments for design studies if interest by members of the energy industry in our technology grows. We do not expect to realize significantly increased revenues from exploitation of the Rentech GTL Technology until a commercial-scale plant using the technology is in operation and has proved profitable. We are attempting to obtain financing to retrofit one or more industrial gas plants to use the technology in order to demonstrate economic use of Rentech GTL Technology in a commercial-size plant. There are no assurances that adequate financing will be available or that we will succeed in retrofitting and successfully operating a converted plant at a profit. Our future operating revenues will depend primarily upon economic success by us, followed by success by our licensees, in financing, constructing and operating commercial-scale plants using the Rentech GTL Technology. Other factors affecting our success include competition by other GTL technologies, availability of low-cost feedstock, and market prices for conventional fuels and hydrocarbon products with which synthetic liquid hydrocarbons produced by use of our technology will compete. Our future operating revenues would also be increased to the extent we are able to expand revenues of our other businesses.


OPERATING EXPENSES

         Our operating expenses have historically been grouped primarily into several categories of major expenses. These are development of the Rentech GTL Technology through pilot plants and the Synhytech commercial-scale plant in Pueblo, Colorado; acquiring and funding our other business segments to bring them to profitable operations; marketing our technology and other general and administrative expenses; and the costs of financing our operations.

         We have substantially increased our research and development expenses in 1999 through enhancements of our development and testing laboratory and by adding five more scientific or technical personnel to our laboratory staff in 1999. We have also significantly increased our general and administrative expenses as our salary expenses have grown. We are incurring substantial costs associated with our one-half ownership interest in Sand Creek Energy LLC which owns the mothballed Sand Creek plant. These include the maintenance and holding expenses for our one-half interest in the plant.

         We expect to incur large costs to start the retrofitting of any industrial gas plants in which we may acquire an equity interest. We estimate that these expenses will remain at significant levels for approximately 12 to 18 months of construction work and several weeks after startup of a particular plant. When production is achieved, we anticipate incurring new expenses to market and sell the products. We do not expect to use the Sand Creek plant for commercial production of liquid hydrocarbons. Instead, we may use it as a large pilot plant for continuing work with the Rentech GTL Technology. Because of the substantial capital investments we anticipate making in the Sand Creek plant and other plants in which we may acquire an equity interest, we project we will incur significant depreciation and amortization expenses in the future.


RESULTS OF OPERATIONS

         FISCAL YEAR 2000 COMPARED TO FISCAL YEAR 1999

         Revenues. We had revenues from product sales, service revenues, royalty income, and rental income of $5,066,607 in fiscal 2000 and $2,880,900 in fiscal 1999.

         Product Sales. Our product sales were realized from sales of water-based stains, sealers and coatings by our subsidiary, OKON, Inc. through which we conduct this paint business segment. These sales produced revenues of $2,096,159 in fiscal 2000. This compares to revenues from this segment of $1,960,764 for the 1999 fiscal year. The increase of 7% in revenues from this segment was primarily due to new customers and the introduction of new products.

         Service Revenues. Service revenues are provided by two of our business segments. The segments are the mud logging subsidiary and the technical services related to the Rentech GTL Technology. The technical services are provided through the scientists and technicians who staff our development and testing laboratory.

         Service revenues in the amount of $1,831,389 were derived from contracts for the mud logging services provided by our subsidiary, Petroleum Mud Logging, Inc., in fiscal 2000. Our mud logging service revenues for fiscal year 2000 increased by $1,535,877 over the service revenues of $295,512 in fiscal 1999. Our mud logging services were provided throughout all twelve months of the 2000 fiscal year, and only for the last four months of the 1999 fiscal year that followed our purchase of this business segment in June 1999. Another significant portion of the increase in mud logging service revenues was due to increased demand for our mud logging services, particularly for new wells drilled for natural gas. In response. we outfitted several of our unused mud log vehicles with new equipment and were thereby able to expand our services.

         Service revenues also included payments received from Texaco Energy Systems, Inc. for our technical services related to the Rentech GTL Technology. On October 8, 1998, we licensed exclusive rights to Texaco to use our technology with liquid and solid carbon-bearing materials. Effective in February 1999, we entered into an additional agreement that produced these service revenues. Under that agreement, we are providing our technical services to Texaco with the goal of integrating Texaco's proprietary gasification technology, which produces synthesis gas from liquids and solids, with our Rentech GTL Technology. Our technology would use the synthesis gas to produce synthetic liquid hydrocarbons like clean-burning diesel fuel, naphthas, waxes and specialty products. We started billing Texaco for our technical services in April 1999. Our service revenues for these technical services were $751,166 during the twelve months of fiscal 2000 as compared to $211,246 during the six months in fiscal 1999.

         Royalty Income. Royalty income consisted of royalties that we received as the result of our October 1998 license of the Rentech GTL Technology to Texaco. Under the license agreement, we earned $260,000 in royalties during fiscal 2000 as compared to $340,000 in royalties for the prior year. Royalty income for the 1999 fiscal year includes an initial payment of $100,000 that was made upon signing the license. After Texaco is producing liquid hydrocarbons through use of our technology, it is allowed by the license agreement to apply the royalty payments made after the initial $100,000 payment against future royalty payments made on account of production.

         Rental Income. We leased part of our development and testing laboratory in Denver to three tenants. These tenants provided rental income to us. We use this lab to work on improvements to the Rentech GTL Technology. This work includes providing technical services to Texaco to integrate its gasification technology with our Rentech GTL Technology. We acquired the land and building for the laboratory in February 1999. Our research department is housed there. Rental income from this facility contributed $127,893 in revenue for the twelve months of fiscal 2000 as compared to $73,378 for the eight months we owned it in fiscal 1999.

         Costs of Sales. Our costs of sales includes costs for our products as well as for our mud logging services and technical services. During the fiscal year ended September 30, 2000, the combined costs of sales increased by 121% to $3,134,396 from $1,416,078 for the prior year. The increase of $1,718,318 relates almost entirely to costs associated with the addition of new revenues from these three business segments.

         Costs of sales for product sales are the cost of sales of our paint business segment for sales of stains sealers and coatings. During fiscal 2000, our cost of sales for the paint segment increased by $111,134 to $1,029,812, as compared to fiscal 1999. This increase of 12% is almost entirely related to the additional costs associated with the increased revenues from this business segment.

         Costs of sales for mud logging services were $1,353,418 for fiscal 2000, up from $244,404 for fiscal 1999. This increase of $1,109,014 is largely due to operating this business for twelve months in the 2000 year, compared to four months in the 1999 year. Some of the increase also relates to the addition of more mud logging vehicles and field employees to operate them as we expanded to meet the growth in demand for mud logging for new natural gas wells.

         Costs of sales for technical services were $751,166 during fiscal 2000, up from $252,996 for fiscal 1999. Of this $498,170 increase, approximately one-half is due in part to providing these services for twelve months during the 2000 period, compared to six months during the 1999 period. We also expanded the range and extent of our technical services for Texaco during fiscal 2000. We added additional engineers and technicians to staff our development and testing laboratory. Those additional salaries and the related overhead expenditures amounted to approximately one-half of the total increase in costs for the technical services segment.

         Gross Profit. Our gross profit for the year ended September 30, 2000 was $1,932,211, as compared to $1,464,822 for the 1999 period. The increase of $467,389 results from the combined contributions of additional revenues from product sales by our paint segment (up 6.9%), and increased service revenues from our mud logging and technical services segments (up 520%). These additions to gross profit were offset by corresponding increases in costs of sales of 12% for the paint segment and of 323% for our mud logging and technical services segments. Costs of sales for the paint segment increased at a higher rate than gross profit for the segment because of the expenses of moving the business to a new location and increased fixed expenses associated with the new space. Gross profit from the mud logging segment increased at a higher rate than the related cost of sales because more mud logging units were readied for use and put under contract in the last quarter of fiscal 2000.

         Operating Expenses. Operating expenses consist of general and administrative expense, depreciation and amortization, writeoff of deposits related to acquisition, and research and development.

         General and Administrative Expenses. General and administrative expenses were $4,776,431 for fiscal 2000, up $665,280 from fiscal 1999 when these expenses were $4,111,151. The increase is attributable to approximately $329,000 associated with a full year of operations of Petroleum Mud Logging, $119,811 in maintenance and holding expenses associated with maintaining our one-half interest in the mothballed Sand Creek plant which were not incurred in the prior year, approximately $239,000 in expense for the hiring of additional laboratory technicians for our technical services segment and more office staff as well as higher salaries during fiscal 2000.

         Depreciation and Amortization. Depreciation and amortization expense for fiscal 2000 was $611,987. Of this amount, $167,079 was included in cost of sales. Depreciation and amortization expense for fiscal 1999 was $488,713, of which $121,395 was included in cost of sales. The increase in depreciation and amortization expense for fiscal 2000 are attributable to the additional equipment acquired during fiscal 2000 for our mud logging segment and development and testing laboratory, a full twelve months of depreciation and amortization on the assets acquired with the acquisition of the mug logging segment during June 1999 compared to four months in 1999, and depreciation on the rental property for twelve months in 2000, as compared to eight months in 1999.

         Write-Off of Deposits Related to Acquisition. We had no write-off of deposits related to a potential acquisition in fiscal 2000. This amount for fiscal 1999 consisted of expensing our $233,279 non-refundable deposit related to a potential acquisition. We expensed this deposit as we decided not to acquire the business.

         Research and Development. Research and development expense was $515,261 for fiscal 2000, increased by $319,795 over 1999, when this expense was $195,466. This increase is primarily due to new research and development work that we undertook in fiscal 2000 to accelerate our improvements to the Rentech GTL Technology and ready it for commercial use.

         Total Operating Expenses. Total operating expenses for fiscal 2000 were $5,736,600, as compared to $4,907,214 for fiscal 1999, an increase of $829,386.
The increase in total operating expenses is a result of the factors, previously described, that relate to operating expenses.

         Loss From Operations. Loss from operations for fiscal 2000 increased by $361,997 to a loss of $3,804,389, as compared to a loss of $3,442,392 for fiscal 1999. The increased loss is primarily due to increases in operating expenses, partially offset by an increase in gross profit contributed by our operating segments.

         Other Income (Expenses). Other income (expenses) include equity in loss of investee, interest income, interest expense, and loss on disposal of fixed assets.

         Equity in Loss of Investee. In fiscal year 2000, we recognized $276,585 in equity in loss of investee. This represents our 50% share of the loss incurred by our joint venture in Sand Creek Energy LLC. The LLC is holding and maintaining the mothballed Sand Creek methanol plant. We are considering rettofitting this plant to use it as a large pilot plant for continuing work with the Rentech GTL Technology. There was no comparable loss in fiscal 1999 because we acquired our interest in the plant in fiscal 2000.

         Interest Income. Interest income in fiscal 2000 was $135,443, increased from $75,665 during fiscal 1999. The increased interest income was due to having more funds invested in interest-bearing cash accounts in fiscal 2000, because of the net proceeds from our private placement of our common stock in fiscal 2000, as well as interest income of approximately $45,600 in notes receivable during that period.

         Interest Expense. Interest expense in fiscal 2000 was $136,833, increased from $75,934 during fiscal 1999. The increase in interest expense is a result of our indebtedness associated with purchase of the mud logging assets and interest expense on the mortgage for purchase of our development and testing laboratory. Both of these indebtednesses were outstanding for all twelve months of fiscal 2000, but only for parts of fiscal 1999.

         Loss on Disposal of Fixed Assets. Loss on disposal of fixed assets was $17,031 during fiscal 2000. This loss represents write-off of capitalized leasehold improvements in the former facility upon relocation of our paint business segment to a larger facility. This loss was offset by a gain from disposal of vehicle by the mud logging segment. There was no comparable amount in 1999.

         Total Other Expenses. Total other expense increased to $295,006 for fiscal 2000, an increase of $294,737 over total other expenses of $269 for the comparable year ended September 30, 1999. The increase in total other expenses resulted from the combination of the factors previously described as other income (expense).

         Net Loss. For fiscal 2000, we experienced a net loss of $4,099,395 compared to a $3,442,661 net loss in fiscal 1999. The $656,734 increase in net loss resulted from a combination of the factors previously described.

                  Dividend Requirements on Convertible Preferred Stock. Dividend requirements on convertible preferred stock is the imputed amount calculated when there is a discount from fair market value of our common stock compared to the conversion rate, plus the 9% dividend that accrues on the convertible preferred stock. The dividends are deducted from net loss in order to arrive at loss applicable to common stock. In both fiscal 2000 and fiscal 1999, we issued convertible preferred stock, and we were required to calculate a deemed dividend in both years. In fiscal 2000, we recorded dividends of $89,611 compared to $531,932 in fiscal 1999.

                  Loss Applicable to Common Stock. As a result of recording dividends on convertible preferred stock as described above, the loss applicable to common stock was $4,189,006 or $.07 per share in fiscal 2000 and $3,974,593 or $.09 per share in fiscal 1999.


         FISCAL YEAR 1999 COMPARED TO FISCAL YEAR 1998

         Revenues. We received revenues from product sales, service revenues, royalty income, and rental income of $2,880,900 in fiscal 1999 compared to $1,987,586 in fiscal 1998.

         Product Sales. Our product sales were realized from sales of water-based stains, sealers and coatings by our subsidiary, OKON, Inc. through which we conduct this paint business segment. These sales produced revenues of $1,960,764 in fiscal 1999. This compares to revenues from this segment of $1,987,586 for the 1998 fiscal year. The slight decrease in revenues from this segment primarily reflects variations in orders for our products.

         Service Revenues. Service revenues are provided by two of our business segments. The segments are the mud logging subsidiary and the technical services related to the Rentech GTL Technology. The technical services are provided through the scientists and technicians who staff our development and testing laboratory.

         Service revenues in the amount of $295,512 were derived from contracts for the mud logging services provided by our subsidiary, Petroleum Mud Logging, Inc., in fiscal 1999. We had no service revenues for fiscal 1998 because the mud logging assets were not acquired until June 1999.

         Service revenues also included payments received from Texaco Energy Systems, Inc. for our technical services related to the Rentech GTL Technology. On October 8, 1998, we licensed exclusive rights to Texaco to use our technology with liquid and solid carbon-bearing materials. Effective in February 1999, we entered into an additional agreement that produced these service revenues. Under that agreement, we are providing our technical services to Texaco with the goal of integrating Texaco's proprietary gasification technology, which produces synthesis gas from liquids and solids, with our Rentech GTL Technology. Our technology would use the synthesis gas to produce synthetic liquid hydrocarbons like clean-burning diesel fuel, naphthas, waxes and specialty products. We started billing Texaco for our technical services in April 1999. Our service revenues for these technical services were $211,246 during the six months in fiscal 1999. There were no comparable revenues in fiscal 1998.

         Royalty Income. Royalty income consisted of royalties that we received as the result of our October 1998 license of the Rentech GTL Technology to Texaco. Under the license agreement, we earned $340,000 in royalties during fiscal 1999 and none during the prior year. Royalty income for the 1999 fiscal year includes an initial payment of $100,000 that was made upon signing the license. After Texaco is producing liquid hydrocarbons through use of our technology, it is allowed by the license agreement to apply the royalty payments made after the initial $100,000 payment against future royalty payments made on account of production.

         Rental Income. We leased part of our development and testing laboratory in Denver to three tenants. These tenants provided rental income to us. We use this lab to work on improvements to the Rentech GTL Technology. This work includes providing technical services to Texaco to integrate its gasification technology with our Rentech GTL Technology. We acquired the land and building for the laboratory in February 1999. Our research department is housed there. Rental income from this facility contributed $73,378 in revenue for the for the eight months we owned it in fiscal 1999. There was no rental income in fiscal 1998.

         Costs of Sales. Our costs of sales includes costs for our stains, sealers and coatings products as well as for our mud logging services and technical services. During the fiscal year ended September 30, 1999, the combined costs of sales increased to $1,416,078 from $944,068 for the prior year. The increase of $472,010 relates almost entirely to costs associated with the addition of new revenues from these three business segments.

         Costs of sales for product sales are the cost of sales of our paint business segment for sales of stains, sealers and coatings. During fiscal 1999, our cost of sales for the paint segment decreased by $25,390 to $918,678, as compared to the 1998 fiscal year. This decrease is almost entirely related to the reduced costs associated with the decreased revenues from this business segment.

         Costs of sales for mud logging services were $244,404 for fiscal year 1999. We started incurring these costs upon purchase of the mud logging assets in June 1999. There were no comparable costs in fiscal 1998.

         Costs of sales for technical services were $252,996 during fiscal year 1999. We started incurring these costs in fiscal 1999 when we agreed to provide the technical services. There were no comparable costs in fiscal 1998.

         Gross Profit. Our gross profit for the year ended September 30, 1999 was $1,464,822, as compared to $1,043,518 for the 1998 period. The increase of $421,304 results from the combined contributions from our mud logging and technical services segments, offset by a small decrease in new revenues from product sales by our paint segment.

         Operating Expenses. Operating expenses consist of general and administrative expense, depreciation and amortization, write-off of deposits related to acquisition, and research and development.

         General and Administrative Expenses. General and administrative expenses were $4,111,151 for fiscal 1999, up $1,532,690 from fiscal 1998 when these expenses were $2,578,461. The increase is attributable to approximately $125,000 associated with more employees of Petroleum Mud Logging, and approximately $838,000 in expense for the hiring of additional sales, laboratory and office staff as well as higher salaries during fiscal 1999.

         Depreciation and Amortization. Depreciation and amortization expense for the year ended September 30, 1999 was $488,713. Of this amount, $121,395 is included in cost of sales. Depreciation and amortization expense for the year ended September 30, 1998 was $391,650, none of which is included in cost of sales. The increase in depreciation and amortization expenses for fiscal 1999 is attributable to the additional equipment for the laboratory acquired during fiscal 1998, the mud logging assets acquired in June 1999, and depreciation on the rental property acquired in February 1999.

         Write-Off of Deposits Related to Acquisition. We had a write-off of deposits related to a potential acquisition in fiscal 1999. This amount consisted of a $233,279 non-refundable deposit related to a potential acquisition. We expensed this deposit as we decided not to acquire the business. There were no comparable write-offs in fiscal 1998.

         Research and Development. Research and development expense was $195,466 for fiscal 1999, increased by $135,241 over the prior year ended September 30, 1998, when this expense was $60,225. This increase is primarily due to new research and development work that we undertook in fiscal year 1999 to accelerate our improvements to the Rentech GTL Technology and ready it for commercial use.

         Total Operating Expenses. Total operating expenses for the year ended September 30, 1999 were $4,907,214, as compared to $3,030,336 for the 1998 year, an increase of $1,876,878. The increase in total operating expenses is a result of the factors, previously described, that relate to operating expenses.

         Loss From Operations. Loss from operations for the year ended September 30, 1999, increased by $1,455,574 to a loss of $3,442,392, as compared to a loss of $1,986,818 for the year ended September 30, 1998. The increased loss is primarily due to increases in general and administrative expenses. This increase is partially offset by an increase in gross profit contributed by royalties received for the license to Texaco for use of the Rentech GTL Technology for liquids and solids, and a small operating profit from our real estate segment.

         Other Income (Expenses). Other income (expenses) include write-down of Synhytech plant held for sale, interest income and interest expense.

         Write-Down of Synhytech Plant Held for Sale. We sold the Synhytech plant located at Pueblo, Colorado in 1996. We reserved several administrative buildings from the sale. During the fiscal year ended September 30, 1998, we wrote-down the carrying value of the remaining improvements associated with the Synhytech plant by $99,500.

         Interest Income. Interest income in fiscal year 1999 was $75,665, increased from $40,495 during fiscal year 1998. The increased interest income in the 1999 period was due to the increase in the average amount of cash on hand in fiscal 1999 compared to fiscal 1998.

         Interest Expense. Interest expense in fiscal year 1999 was $75,934, decreased from $135,032 during fiscal year 1998. The decrease in interest expenses results from a lower average amount of debt outstanding during fiscal 1999 than during fiscal 1998.

         Total Other Expenses. Total other expenses were $269 for the year ended September 30, 1998, a decrease over total other expenses of $194,037 for the comparable year ended September 30, 1998. The increase in total other expenses resulted from the combination of the factors previously described as other income (expenses).

         Net Loss. For fiscal 1999, we experienced a net loss of $3,442,661 compared to a $2,180,855 net loss in fiscal 1998. The $1,261,806 increase in net loss resulted from a combination of the factors previously described.

         Dividend Requirements on Convertible Preferred Stock. Dividend requirements on convertible preferred stock is the imputed amount calculated when there is a discount from fair market value of our common stock compared to the conversion rate, plus the 9% dividend that accrues on the convertible preferred stock. The dividends are deducted from net loss in order to arrive at loss applicable to common stock. In both fiscal 1999 and fiscal 1998, we issued convertible preferred stock, and we were required to calculate a deemed dividend in both years. In fiscal 1999, we recorded dividends of $531,932 compared to $1,164,992 in fiscal 1998.

         Loss Applicable to Common Stock. As a result of recording dividends on convertible preferred stock as described above, the loss applicable to common stock was $3,974,593 or $.09 per share in fiscal 2000 and $3,345,847 or $.10 per share in fiscal 1998.


         LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2000, we had working capital of $1,892,376 as compared to working capital of $115,457 at September 30, 1999. The increase in working capital is primarily due to cash provided from the issuance of our common stock and Series 1998-B convertible preferred stock. This increase was offset by the use of cash for operations, investing activities, redemption of convertible preferred stock and payments on long-term debt.

         As of September 30, 2000, we had $2,651,636 in cash and other current assets, including accounts receivable of $745,204. At that time, our current liabilities were $759,260. We had long-term liabilities of $999,355. Most of our long-term liabilities relate to our mortgage on our laboratory facility which we purchased in February 1999. The rental income from the facility is adequate to fund the monthly mortgage payments. The mortgage is due on March 1, 2029.

         The primary source of our liquidity has been equity capital contributions. We added an additional source of liquidity in March 1997 by the purchase of OKON, Inc., which conducts our paint business segment. We have received royalties from granting Texaco a license for use of the Rentech GTL Technology in October 1998. We have also had service revenues from Texaco since we started billing it for technical services relating to the Rentech GTL Technology, in April 1999. This work is being undertaken to integrate the Texaco gasification technology with our Rentech GTL Technology. We added another source of liquidity with the purchase in June 1999 of the mud logging assets that we operate through Petroleum Mud Logging, Inc.

         Our principal needs for liquidity in the past have been to fund working capital, pay for research and development of the Rentech GTL Technology, pay the costs of acquiring and initially funding the paint and mud logging business segments, invest in the advanced technologies of ITN Energy Systems, acquire interests in Dresser Engineers & Constructors, Inc. and provide deposits for the potential acquisition of Ren Corporation.

         We believe that our cash on hand and revenues from operations will be sufficient to fund our operations at the present level through the end of fiscal 2001.

         We anticipate needs for substantial amounts of new capital to acquire and retrofit one or more methanol or other industrial gas plants to use the Rentech GTL Technology, purchase property and equipment, and to continue significant research and development programs for the GTL projects we are considering. We expect to undertake these types of expenditures in efforts to commercialize the technology in one or more plants in which we may acquire part ownership. Even if we succeed in obtaining construction loans secured by the projects involving the plants to be retrofitted, we expect to need significant amounts of capital as our required share of the total investment in these projects. We may attempt to fund some of these project costs through sales of some part of our ownership, if we have any, in any industrial gas plant that we may attempt to retrofit. At this time, we own a one-half interest in one plant, which is the mothballed Sand Creek methanol plant. We are not targeting it for use as a commercial scale plant to use our technology. Instead, we are considering plans to retrofit it for our use as a large pilot plant for continued improvement of the Rentech GTL Technology.

         We are considering proposals to acquire ownership interests or leasehold rights in one or more of methanol or other industrial gas plants that are presently under-utilized. Under these proposals, we would have to contribute capital, alone or possibly in a joint venture with a present owner, to retrofit a plant to use the Rentech GTL Technology. Our goal is to operate any converted plant on a commercial basis and realize a new source of revenues for the production and sale of liquid hydrocarbons.

         At this time, we do not have access to capital needed to acquire or retrofit an existing plant. In an effort to raise capital that could enable us to retrofit one or more industrial gas plants, we have signed a non-binding letter of intent with an underwriter for a registered public offering of our common stock. The underwriter has agreed to use its best efforts to sell $75 million to $100 million of our common stock. We anticipate that the offering would occur early in the second half of fiscal year 2001. We believe that a successful offering of this type would provide net proceeds sufficient for us to acquire an ownership interest and management control of one or more of these existing plants.

         If this financing effort is completed and we are able to retrofit and economically operate one or more plants in which we have acquired a share of ownership, we anticipate two types of benefits. One of these would be new revenues from our share of sales of liquid hydrocarbons. We also anticipate that economic use of the Rentech GTL Technology in one or more of these plants would lead to commercial use of our technology by others and additional revenues from license fees, engineering services, royalties and catalyst sales.

         IF OUR PROPOSED PUBLIC OFFERING OF COMMON STOCK IS NOT COMPLETED, WE WILL NOT HAVE THE CAPITAL REQUIRED TO ACQUIRE INTERESTS IN ONE OR MORE INDUSTRIAL GAS PLANTS.

         Our opportunities to acquire ownership interests in some of the industrial gas plants that we have targeted will only be available for a short period. If we do not obtain adequate financing during this period, we expect that these purchase and joint venture opportunities will cease to be available to us.

         IF WE ARE UNABLE TO COMPLETE OUR PROPOSED PUBLIC OFFERING OF COMMON STOCK AS PLANNED, OUR EFFORTS TO ACHIEVE COMMERCIAL USE OF THE RENTECH GTL TECHNOLOGY BY OTHERS MAY BE DELAYED.

         Without these funds, we could not acquire interests in the industrial plants we have targeted or convert them to use our technology. We would lose this opportunity to encourage others to use our technology on a commercial business. We would have to depend upon their interest in building new plants without the benefit of having at least one commercial-scale plant in operation.

         WITHOUT THE PROCEEDS OF OUR PROPOSED PUBLIC OFFERING, OUR PLAN TO GENERATE NEW REVENUES FROM USE OF THE TECHNOLOGY WOULD BE HINDERED AND DELAYED.

         We could not realize revenues from sales of liquid hydrocarbon products produced by our own use of the Rentech GTL Technology without adequate capital to acquire joint ownership interests and to retrofit existing plants. Our plan to realize new revenues from license fees, engineering services, royalties and catalyst sales would be delayed.

         We are discussing other proposals made by several energy companies for exploitation of the Rentech GTL Technology through licenses or other business ventures. In October 1998, we entered into a license agreement with Texaco Energy Systems, Inc. for commercialization of Rentech's GTL Technology through its integration with Texaco's gasification technology. We have begun to increase the amount of our technical services work for Texaco. These additional services are focused on assisting Texaco with its performance under the DOE contract for the Early Entrance Coproduction Plant. Increased levels of technical services work are expected to require us to further expand our testing and development staff. This will increase our need for operating funds.

         TEXACO COULD TERMINATE THE LICENSE AGREEMENT WE HAVE GRANTED TO IT. IN ADDITION, TEXACO COULD END ITS CONTRACT FOR US TO PERFORM TECHNICAL SERVICES FOR IT. TEXACO COULD ALSO ABANDON THE PROJECT FOR THE DOE COPRODUCTION PLANT AND NOT UNDERTAKE OTHER POTENTIAL PROJECTS. LOSS OF ANY ONE OR MORE OF THESE ARRANGEMENTS WOULD BE HARMFUL TO OUR PRESENT AND ANTICIPATED BUSINESS REVENUES.

         If we lose any one or more of our business arrangements with Texaco, we would lose a substantial amount of our total revenues. Direct payments from Texaco amounted to 20% of our total revenues in fiscal 2000 and 19% in fiscal 1999. We would be compelled to greatly reduce or close our testing and development laboratory and sharply reduce our scientific and technical staff, among other reductions in operating expenditures. We also anticipate that loss of these arrangements would discourage or at least delay other licensees and potential licensees who might use the technology.

         We had net deferred tax assets offset by a full valuation allowance at September 30, 2000 and 1999. We are not able to determine if it is more likely than not that the net deferred tax assets will be realized. See Note 8 to the Consolidated Financial Statements.


ANALYSIS OF CASH FLOW

         Operating Activities. Operating activities produced net losses of $4,099,395, $3,442,661 and $2,180,855 for the fiscal years ended September 30, 2000, 1999 and 1998, respectively. The cash flows used in operations in fiscal years 2000, 1999 and 1998 resulted from the following operating activities.

         Depreciation. Depreciation is a non-cash expense. This expense increased during fiscal 2000 by $112,234, compared to fiscal year 1999, and by $95,917 during fiscal 1999, compared to fiscal 1998. The increases for these periods are primarily due to additional equipment for our development and testing laboratory, the assets acquired by the purchase of our mud logging business segment in June 1999, and depreciation on the rental property which we acquired in February 1999.

         Loss on Disposal of Assets. Loss on disposal of assets is a non-cash expense. Loss on disposal of assets decreased to $17,031 for fiscal year 2000 and increased to $233,279 for fiscal 1999. There was no comparable loss for fiscal 1998. The loss for the 2000 period represents write-off of capitalized leasehold improvements to the former building upon relocation of our paint business segment to a larger facility. This loss was offset by a gain from disposal of vehicles by the mud logging segment. During fiscal 1999, we wrote off a $233,279 non-refundable deposit related to a potential acquisition as we decided not to acquire the business.

         Equity in Loss of Investee. We recognized equity in loss of investee in the amount of $276,585 during fiscal year 2000. This represents our 50% share of the loss incurred by our joint venture in Sand Creek Energy LLC. The LLC is holding and maintaining the mothballed Sand Creek methanol plant. We are considering retrofitting this plant to use the Rentech GTL Technology as a large project plant for further improvements to the technology. We acquired our investment in the plant during fiscal year 2000, and therefore there was no comparable amount in fiscal years 1999 or 1998.

         Common Stock Issued for Services. We issued common stock for services in the amounts of $53,120, $62,500, and $94,908 for the fiscal 2000, 1999 and 1998. These services consisted of shareholder relations provided by independent contractors and compensation to our directors.

         Stock Options and Warrants Issued for Services. We issued stock options and warrants for services in the amounts of $351,998, $7,152 and $52,933 for fiscal 2000, 1999 and 1998. These options and warrants were issued in lieu of cash to our non-employee directors and independent contractor financial consultants for their services.

         Changes in Operating Assets and Liabilities. The changes in operating assets and liabilities, net of business combination, result from the following factors.

         Accounts Receivable. Accounts receivable increased by $372,921, $149,950 and $73,822 for the years ending September 30, 2000, 1999 and 1998. Accounts receivable increased in fiscal 2000, as compared to fiscal 1999, due to the increased sales of our paint business segment and our mud logging business segment. Accounts receivable increased in fiscal 1999 compared to fiscal 1998 primarily due to accounts receivable acquired with our mud logging assets in June 1999 and accounts receivable arising from the technical services provided to Texaco. We started billing for these technical services in April 1999.

         Accounts Payable. Accounts payable increased by $14,910, $29,580 and $46,022 during the years ended September 30, 2000, 1999 and 1998. These increases reflect our improved working capital position in fiscal 2000 as compared to fiscal 1999. The lower accounts payable for fiscal 1999 as compared to fiscal 1998 reflects more prompt payment of accounts payable by us.

         Net Cash Used in Operating Activities. The total net cash used in operations increased to $3,065,942, $2,651,686 and $1,430,770 during the years ended September 30, 2000, 1999 and 1998. The increases reflect increased cash costs for general and administrative expenses, including those of our Petroleum Mud Logging subsidiary acquired in June 1999. The increase during fiscal 2000, as compared to fiscal 1999, is partially offset by increases in rental income from the real estate segment, and gross profit from the mud logging segment during fiscal 2000. All of these segments had short operating periods during fiscal 1999.

         Investing Activities. Investing activities during the year ended September 30, 2000 included purchases of $470,361, primarily in facilities for our development and testing laboratory research and mud logging vehicles, which were specially equipped for our mud logging business segment. Investing activities during the year ended September 30, 1999 included purchases of $1,054,646 in building and equipment, primarily in laboratory facilities. This compares to purchases of $61,785 in equipment during the year ended September 30, 1998.

         We received proceeds from disposal of vehicles in the fiscal years ending September 30, 2000 and 1999. The proceeds were $24,068 in the 2000 year and $13,791 in the 1999 year. There were no comparable proceeds in the 1998 period.

         We used $597,812 in cash during the year ended September 30, 1999 to acquire some assets related to the acquisition of the mud logging segment. There was no comparable acquisition in fiscal 2000.

         In the year ended September 30, 2000, we used $851,610 in cash to purchase capitalized software to use as a generic model for conducting feasibility studies and providing data for our engineering designs for plants. There were no comparable amounts in fiscal 1999 and 1998.

         We used $177,051 to acquire an additional 5% interest in Dresser Engineering Company during the year ended September 30, 2000 as compared to using $2,072 in cash, in addition to common stock, to acquire a 5% interest in Dresser Engineering Company during the year ended September 30, 1999. We used $287,169 to fund our 50% share of expenses of Sand Creek Energy, LLC during the year ended September 30, 2000 as compared to no investment in that LLC during fiscal 1999.

         We invested $273,899 in a deposit for a future acquisition during the year ended September 30, 2000, as compared to $477,615 in fiscal 1999 and $55,664 in fiscal 1998.

         Financing Activities. Financing activities during the year ended September 30, 2000 provided $6,951,913 in cash from the issuance of common stock compared to $312,319 during the year ended September 30, 1999 and $725,971 during the year ended September 30, 1998. During the year ended September 30, 2000, we received net proceeds of $150,000 from the issuance of convertible preferred stock as compared to net proceeds of $1,834,844 during the year ended September 30, 1999, and $4,399,185 during the year ended September 30, 1998. We redeemed 23,832 shares of convertible preferred stock for $285,000 in cash during the year ended September 30, 2000, as compared to no cash redemption in fiscal years 1999 and 1998. We received $60,000 from proceeds of a convertible note payable during the year ended September 30, 1998, but no comparable proceeds during fiscal years 2000 and 1999. In the 1999 fiscal year, we entered into a mortgage to finance the purchase of land and building in February 1999, and entered into two notes payable and assumed long-term debt in connection with the acquisition during June 1999 of the assets now held by our mud logging business segment. During the year ended September 30, 2000, we acquired additional notes associated with the purchase of vehicles for our mud logging segment. During the year ended September 30, 2000, we repaid $448,037 on these debt obligations as compared to $66,657 during the year ended September 30, 1999. During the year ended September 30, 1998, we received $690,000 ($90,000 from a related party) as proceeds from notes payable. These notes were repaid in full during fiscal 1998. The net cash provided by financing activities during the year ended September 30, 2000 was $6,321,214, compared to $2,080,506 cash provided by financing activities during the year ended September 30, 1999 and $4,495,156 during the year ended September 30, 1998.

         Cash increased during the year ended September 30, 2000 by $1,208,633 compared to an decrease of $2,748,197 during the year ended September 30, 1999 and an increase of $2,664,892 during the year ended September 30, 1998. These changes increased the ending cash balance to $1,516,815 at September 30, 2000 from $308,182 at September 30, 1999. That was a decrease from the cash balance of $3,056,379 at September 30, 1998.


         WE HAVE A HISTORY OF OPERATING LOSSES, AND HAVE NEVER OPERATED AT A PROFIT.

         From our inception on December 18, 1981 through September 30, 2000, we have incurred losses in the amount of $18,800,321. For the year ending September 30, 2000, our net loss was $4,099,395. If we do not operate at a profit in the future, we may be unable to continue our operations at the present level. Ultimately, our ability to maintain our present level of business will depend upon earning a profit from operation of the Rentech GTL Technology. Our ability to do so has not been demonstrated.


         WE NEED ADDITIONAL CAPITAL OR FINANCING ARRANGEMENTS TO CARRY OUT OUR PLANS. WITHOUT THESE SOURCES OF CAPITAL, WE WILL NOT BE ABLE TO ACQUIRE AND CONVERT INDUSTRIAL GAS PLANTS TO USE THE RENTECH GTL TECHNOLOGY.

         We intend to seek project financing, that is acquisition and construction financing, to acquire and retrofit one or more industrial gas plants. We also hope to obtain additional debt and equity financing in the capital markets or through collaborative arrangements with potential co-owners of these plants. Additional financing may not be available to us. If so, we would have to defer or terminate our present expenditures, especially those intended to achieve commercialization of the Rentech GTL Technology as soon as possible. Our ability to implement our business plans and to achieve an operating profit would be delayed or prevented. We might have to transfer some aspects of our technology to others and allow them to develop markets for its use. If so, our revenues from the technology would be substantially reduced. If we raise additional capital by issuing equity securities, the ownership interests of our shareholders could be diluted. We could also issue preferred stock, without shareholder approval, to raise capital. The terms of our preferred stock could include dividends, conversion voting rights and liquidation preferences that are more favorable than those of the holders of our common stock.

         THE REVENUES THAT WE EXPECT FROM OPERATING USE OF THE RENTECH GTL TECHNOLOGY MAY NOT BE REALIZED AS QUICKLY AS WE ANTICIPATE OR AT ALL. IF SO, THE EQUITY SOURCES OF FINANCING THAT WE HAVE PRIMARILY RELIED UPON IN THE PAST MAY NOT BE AVAILABLE.

         We may experience long delays in realizing revenues from additional license fees, royalties and engineering services related to the Rentech GTL Technology. We may not receive substantial additional revenues from these sources at all. If so, our dependency upon obtaining working capital from financing activities will increase at times when our ability to do so will be decreased.


         OUR BUSINESS IN FOREIGN NATIONS WILL BE SUBJECT TO RISKS INVOLVING CURRENCY EXCHANGE AND EXPROPRIATION OF FUNDS.

         We expect that a substantial part of the use of our Rentech GTL Technology will occur in foreign countries. This could result in payments to us in foreign currencies. The exchange of foreign currencies into U.S. dollars will subject us to the risk of unfavorable exchange rates that could reduce the value of our foreign revenues by a significant amount. We plan to seek to be paid at rates based on an exchange rate formula related to U.S. dollars. We may also experience delays and costs in expropriating any foreign revenues that we may earn to the United States. If we own property in foreign nations, we may have to present our related assets and liabilities on our financial statements at the current exchange rates.


         WE HAVE NOT PAID DIVIDENDS ON OUR COMMON STOCK, AND WE DO NOT EXPECT TO DO SO IN THE FUTURE.

         We have paid no dividends on our common stock since inception in 1981. We currently intend to retain any earnings for the future operation and development of our business. We do not anticipate paying dividends in the foreseeable future. Any future dividends may be restricted by the terms of outstanding preferred stock and other financing arrangements then in effect.

         WE EXPECT OUR QUARTERLY AND ANNUAL FINANCIAL OPERATING RESULTS TO DIFFER FROM PERIOD TO PERIOD.

         We have in the past, and expect in the future, to experience significant fluctuations in quarterly and annual operating results caused by the unpredictability of many factors. These variations may include differences in actual results of operations from results expected by financial analysts and investors, the demand for licenses of the Rentech GTL Technology, timing of construction and completion of plants by licensees, their ability to operate plants as intended, receipt of license fees and engineering fees and royalties, improvements or enhancements of gas-to-liquids technology by us and our competitors, economic use of our technology in commercial plants, changes in oil and gas market prices, the impact of competition by other technologies and energy sources, and general economic conditions. We believe that period-to-period comparisons of our results of operations may not necessarily be meaningful and should not be relied upon as indications of future performance. Some or all of these factors may cause our operating results in future fiscal quarters or years to be below the expectations of public market analysts and investors. In such event, the price of our common stock is likely to be materially adversely affected.

         RECENT ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standards Board has recently issued Statement on Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133, amended by SFAS No. 138, established standards for recognizing all derivative instruments including those for hedging activities as either assets or liabilities in the statement of financial position and measuring those instruments at fair value. This Statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Management believes the adoption of this statement will have no material impact on the Company's consolidated financial statements.

         In March 2000, the FASB issued Emerging Task Force Issue No. 00-2, "Accounting for Web Site Development Costs" ("EITF 00-2"), which was effective for all such costs incurred for fiscal quarters beginning after June 30, 2000. This Issue establishes accounting and reporting standards for costs incurred to develop a web site based on the nature of each cost. Currently, as the Company has no web site development costs, the adoption of EITF 00-2 had no impact on the Company's financial condition or results of operations. To the extent the Company begins to enter into such transactions in the future, the Company will adopt the Issue's disclosure requirements in the quarterly and annual financial statements for the year ending September 30, 2001.

         In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44"), which was effective July 1, 2000, except that certain conclusions in this Interpretation which cover specific events that occur after either December 15, 1998 or January 12, 2000 are recognized on a prospective basis from July 1, 2000. This Interpretation clarifies the application of APB Opinion 25 for certain issues related to stock issued to employees. The Company believes its existing stock based compensation policies and procedures are in compliance with FIN 44 and therefore, the adoption of FIN 44 had no material impact on the Company's financial condition, results of operations or cash flows.

         In December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements" which provides additional guidance in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 is effective as of the fourth quarter of fiscal year ending September 30, 2001. Management believes the adoption of this bulletin will have no material impact on the Company's financial statements.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Quarterly Results. The following table presents unaudited consolidated operating results for each quarter within the two most recent fiscal years. We believe that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the following quarterly results when read in conjunction with our consolidated financial statements included elsewhere in this report. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full fiscal year.


                                  1st             2nd             3rd             4th
                                  Quarter         Quarter         Quarter         Quarter
     Fiscal 2000
Revenues                          $ 1,045,244     $   994,062     $ 1,375,674     $ 1,651,627
Gross profit                      $   463,636     $   322,671     $   571,873     $   574,031
Loss before extraordinary item    $  (641,799)    $  (983,198)    $(1,523,280)    $  (656,112)
Net loss                          $  (674,905)    $(1,056,214)    $(1,731,160)    $  (637,116)
Loss per common share             $      (.02)    $      (.02)    $      (.03)    $      (.01)

     Fiscal 1999
Revenues                          $   561,288     $   483,698     $   810,276     $ 1,025,638
Gross profit                      $   387,151     $   299,239     $   389,246     $   389,186
Loss before extraordinary item    $  (616,698)    $  (877,091)    $  (780,804)    $(1,167,799)
Net loss                          $  (584,495)    $  (863,284)    $  (796,278)    $(1,198,604)
Loss per common share             $      (.01)    $      (.02)    $      (.02)    $      (.03)

         The financial statements identified in Item 13 are filed as part of this Annual Report on Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         We have not had a change of independent auditors during our three recent fiscal years. We have not reported a disagreement with our auditors on any matter of accounting principles or practices or financial statement disclosure.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth certain information concerning our directors and executive officers:


                                                                                Term of
                                                                                Service            Term as
                                                                                as an Officer     Director
Name                       Positions Held                                       or Director        Expires
------------------         --------------                                       -----------       --------
John J. Ball(1)            Director                                             1998 to date          2003
Charles B. Benham          Vice President - Research and Development            1981 to date           ---
Mark S. Bohn               Vice President - Engineering                         1998 to date           ---

Ronald C. Butz(2)          Vice President, Chief Operating Officer,
                               Secretary & Director                             1984 to date          2001
Jack P. Diesel(1)          Director                                             1998 to date          2002
Jimmie D. Fletcher         General Manager, Petroleum Mud Logging, Inc.         1999 to date           ---
Frank L. Livingston        Vice President  and General Manager,
                               OKON, Inc.                                       1997 to date           ---
James P. Samuels           Vice President - Finance, Chief Financial Officer    1996 to date           ---
Douglas L. Sheeran(3)      Director                                             1998 to date          2001
Erich W. Tiepel(1)(3)      Director                                             1983 to date          2003
Dennis L. Yakobson(4)      President, Chief Executive Officer, & Chairman
                               of the Board                                     1981 to date          2002

----------

(1)  Member of audit committee.

(2)  Director since 1984 and officer since 1989.

(3)  Member of stock option committee.

(4)  President since 1983.

         John J. Ball, Director --

         Mr. Ball, age 57, has served as a director of Rentech since 1998. He formed the law firm, Broadhurst & Ball, Mississauga, Ontario, and was a partner from 1975 to 1984. He subsequently formed Keyser Mason Ball, Mississauga, as a senior partner from 1984 to present. Upon his admission to the Bar he joined the firm of McMillan Binch, Toronto, as an associate from 1971 to 1975. He received a Bachelor of Education and Arts Degree from Mount Allison University in 1966 and a Bachelor of Laws Degree from Dalhousie University in 1969. He was admitted to the Nova Scotia Bar in 1970 and the Ontario Bar in 1971. He is presently a director of The Mississauga Hospital, Chair of its Bio-Ethics Committee, and a member of the Board Merger Committee in connection with the amalgamation of The Mississauga Hospital and The Queensway Hospital. Mr. Ball is past member of the Board and Executive Committees of Mount Allison University. He is a past Chair of the Vanier Cup, which sponsors the Canadian National University Football Championship.

         Charles B. Benham, Vice President-Research and Development --

         Dr. Benham, age 64, was a founder of Rentech and has been an officer of Rentech since its inception in 1981. He served as president until 1983 and as a director from inception until 1996. From 1977 to 1981, he worked at the Solar Energy Research Institute in Golden, Colorado, on thermal and chemical processes for converting agricultural crop residues to diesel fuel, on thermochemical transport of solar energy using ammonia decomposition and steam reforming of methane, and on high temperature applications of solar energy. He was employed at the Naval Weapons Center, China Lake, California, from 1958 through 1977. There, he performed research and development on thermal and chemical processes for converting municipal solid wastes to liquid hydrocarbon fuels, thermochemical analyses of solid-fueled and ramjet engines, combustor modeling, rocket motor thrust vector control, rocket motor thrust augmentation, catalyst behavior in carbon monoxide oxidation, and in liquid hydrocarbon fuels for ramjet applications. Dr. Benham has published several articles in the fields of liquid fuel production from organic waste, catalyst pellet behavior and rocket propulsion. He received a Bachelor of Science degree in Mechanical Engineering from the University of Colorado in 1958, and a Master of Science degree in Engineering in 1964 and a Ph.D. in Engineering (energy and kinetics) in 1970, both from the University of California at Los Angeles.

         Mark S. Bohn, Vice President-Engineering --

         Dr. Bohn, age 50, a founder of Rentech, served as a director from its organization in 1981 to June 1998. Since November 9, 1998 he has been employed by Rentech as Vice President-Engineering. From 1978 to November 1998 he was employed by Midwest Research Institute at the Solar Energy Research Institute (now National Renewable Energy Laboratory) in Golden, Colorado. He was employed from 1976 through 1978 at the General Motors Research Laboratories in Warren, Michigan. Dr. Bohn is a registered Professional Engineer in Colorado and a Member of the American Society of Mechanical Engineers and the American Institute of Chemical Engineers. He has published numerous articles on liquid fuel production, organic waste, heat transfer, power cycles, aerodynamics, optics, acoustics, solar thermal energy, and co-authored the textbook Principles of Heat Transfer (Brooks Cole Publishing). He received a Bachelors degree in Mechanical Engineering from Georgia Institute of Technology, Atlanta, Georgia, in 1972, and a Master of Science degree in Mechanical Engineering in 1973 and a Ph.D. in Mechanical Engineering in 1976, both from the California Institute of Technology, Pasadena, California.

         Ronald C. Butz, Vice President, Chief Operating Officer, Secretary and Director --

         Mr. Butz, age 63, has served as a director of Rentech since 1984. In October 1989, Mr. Butz was appointed vice president of Rentech, in June 1990 he was appointed secretary, and in May 1998 he became chief operating officer. From 1984 to 1989, Mr. Butz was employed as president of Capital Growth, Inc., a privately-held Colorado corporation providing investment services and venture capital consulting. From 1982 to 1983, Mr. Butz was a shareholder, vice president and chief operating officer of World Agricultural Systems, Ltd., a privately-held Colorado corporation specializing in the international marketing of commodity storage systems. From 1966 to 1982, Mr. Butz was a practicing attorney in Denver, Colorado with the firm of Grant, McHendrie, Haines and Crouse, P.C. He received a Bachelor of Science degree in Civil Engineering from Cornell University in 1961 and a Juris Doctor degree from the University of Denver in 1965.

         John P. Diesel, Director --

         Mr. Diesel, age 74, has served as a director of Rentech since 1998. In 1972 he became President of Newport News Shipbuilding, a wholly-owned subsidiary of Tenneco. There for 5 years he was responsible for, among other projects, the design and construction of the nuclear powered aircraft carriers Nimitz class and Los Angeles class submarines. In 1977 he moved to the position of Executive Vice President of Tenneco, Inc., with responsibility for its automotive, farm and construction equipment and packaging businesses. In 1978 he became President and a director of Tenneco. Mr. Diesel was employed by McQuay-Norris Manufacturing Co. from 1951 to 1957 in the production of proximity fuses. He joined Booz Allen and Hamilton in 1957, remaining there until 1961, and being elected to the partnership in that time. Mr. Diesel joined A.O. Smith Corporation as Vice President of Planning, and held a series of manufacturing officer positions, including group vice president. During his tenure at Tenneco, and after retiring, Mr. Diesel served on numerous boards of directors. These directorships included the Aluminum Company of America, Brunswick Corp., Allied Stores, Pullman Corporation, Cooper Industries and Financial Institutions Reinsurance Group, Fansteel Inc., and Telepad Corporation. He received a Bachelor of Science degree in Industrial Engineering from Washington University in 1951. Prior to attending the university he served in the United States Navy as an aviator in the Western Pacific.

         Jimmie D. Fletcher, General Manager, Petroleum Mud Logging, Inc. --

         Mr. Jimmie D. Fletcher, age 55, has been general manager of Petroleum Mud Logging, Inc. since August 1999. Mr. Fletcher has been employed in the mud logging services industry since 1973. From 1995 to August 1999, Mr. Fletcher was employed by Penson Well Logging as its general manager and marketing officer. From 1988 through 1994, Mr. Fletcher worked for Petroleum Mud Logging, Inc., an Oklahoma corporation, of Oklahoma City, as a mud logging technician. From 1981 to 1988, Mr. Fletcher was employed by OFT Exploration in Oklahoma City as a well site geologist, and also worked as a consulting geologist. His first work experience was with Dresser Industries in 1973 to 1974 as a mud logger. Mr. Fletcher obtained a B.S. in Business Administration and a minor in Geology and Economics from Southwestern State College of Oklahoma in 1974.

         Frank L. Livingston, Vice President and General Manager, OKON, Inc. --

         Mr. Frank L. Livingston, age 58, has served as Vice President and general manager of OKON, Inc. since Rentech acquired that subsidiary in March 1997. Mr. Livingston joined OKON in 1975 as sales manager and was promoted to Vice President of Sales in 1984. Mr. Livingston also became a 24% owner of OKON at that time. In addition to his sales and marketing responsibilities, he was also responsible for manufacturing and research and development for OKON. Mr. Livingston also served on OKON's board of directors. With the sale of OKON to Rentech in 1997, Mr. Livingston continues to serve on its board of directors. From 1971 to 1975 Mr. Livingston was employed by Gates Rubber Co. in Denver, Colorado as a sales and marketing manager for a specialty chemical venture start-up business within the company. He also worked as a research market analyst for the venture group. Projects of the venture group included specialty chemicals and lead-acid battery technology, as well as rubber products made by the company for off-shore oil exploration and production. He was employed by Mallinckrodt Chemical Co. from 1965 to 1971. While with it, he worked as a process research chemist and formulator prior to becoming a specialty marketing manager for the industrial chemical division. He received a Bachelor of Science Degree in Chemistry from Colorado State University in 1965.

         James P. Samuels, Vice President-Finance, Treasurer, and Chief Financial Officer --

         Mr. James P. Samuels, age 53, has served as Vice President-Finance, Treasurer and Chief Financial Officer of Rentech since May 1, 1996. He has executive experience in general corporate management, finance, sales and marketing, information technologies, and consulting for both large companies and development stage businesses. From December 1995 through April 1998, he provided consulting services in finance and securities law compliance to Telepad Corporation, Herndon, Virginia, a company engaged in systems solutions for field force computing. From 1991 through August 1995, he served as chief financial officer, vice president-finance, treasurer and director of Top Source, Inc., Palm Beach Gardens, Florida, a development stage company engaged in developing and commercializing state-of-the-art technologies for the transportation, industrial and petrochemical markets. During that employment, he also served as president of a subsidiary of Top Source, Inc. during 1994 and 1995. From 1989 to 1991, he was vice president and general manager of the Automotive group of BML Corporation, Mississauga, Ontario, a privately-held company engaged in auto rentals, car leasing, and automotive insurance. From 1983 through 1989, he was employed by Purolator Products Corporation, a large manufacturer and distributor of automotive parts. He was president of the Mississauga, Ontario branch from 1985 to 1989; a director of marketing from 1984 to 1985; and director of business development and planning during 1983 for the Rahway, New Jersey filter division headquarters of Purolator Products Corporation. From 1975 to 1983, he was employed by Bendix Automotive Group, Southfield, Michigan, a manufacturer of automotive filters, electronics and brakes. He served in various capacities, including group director for management consulting services on the corporate staff, director of market research and planning, manager of financial analysis and planning, and plant controller at its Fram Autolite division. From 1973 to 1974, he was employed by Bowmar Ali, Inc., Acton, Massachusetts, in various marketing and financial positions, and in 1974 he was managing director of its division in Wiesbaden, Germany. He received a Bachelor's degree in Business Administration from Lowell Technological Institute in 1970, and a Master of Business Administration degree in 1972 from Suffolk University, Boston, Massachusetts, in 1972. He completed an executive program in strategic market management through Harvard University in Switzerland in 1984.

         Douglas L. Sheeran, Director --

         Mr. Sheeran, age 62, has served as a director of Rentech since 1998. Mr. Sheeran is managing director of FCI, Inc., which he founded in 1986. FCI Inc., is a human resource consulting firm located in Shrewsbury, New Jersey which specializes in executive staffing, merger planning and organizational effectiveness. FCI's client base includes Fortune 500 and start-up firms in technology, pharmaceutical, automotive and consumer durable industries. From 1973 until 1986 Mr. Sheeran was employed by Purolator Automotive Group and became Vice President, Human Resources, with responsibilities for multiple North American business units. He held a number of human resource positions of increasing scope and responsibility with Home Life Insurance Company, from 1960 to 1962, Kraft Foods from 1962 to 1965, Electronic Associates Inc. from 1965 to 1968, and Celanese Corporation from 1968 to 1973. These positions covered a range of labor relations, organizational development, compensation and benefit responsibilities at both operating sites and corporate staff. He received a Bachelor of Arts degree in Industrial Psychology from Miami University, Oxford, Ohio, in 1960.

         Erich W. Tiepel, Director --

         Dr. Tiepel, age 57, has served as a director of Rentech since 1983. Dr. Tiepel has 23 years of experience in all phases of process design and development, plant management and operations for chemical processing plants. In 1981, Dr. Tiepel was a founder of Resource Technologies Group, Inc. (RTG), a high technology consulting organization specializing in process engineering, water treatment, hazardous waste remediation, and regulatory affairs. Dr. Tiepel has been president of RTG since its inception. From 1977 to 1981 he was project manager for Wyoming Mineral Corporation, a subsidiary of Westinghouse Electric Corp., Lakewood, Colorado, where his responsibilities included management of the design, contraction and operation of ground water treatment systems for ground water cleanup programs. From 1971 to 1976 he was a principal project engineer for process research for Westinghouse Research Labs. From 1967 to 1971, he was a trainee of the National Science Foundation at the University of Florida in Gainesville, Florida. He obtained a Bachelor of Science degree in Chemical Engineering from the University of Cincinnati in 1967, and a Ph.D. in Chemical Engineering from the University of Florida in 1971.

         Dennis L. Yakobson, President, Chief Executive Officer, and Chairman of the Board --

         Mr. Yakobson, age 64, is Chief Executive Officer of Rentech. He has served as a director of Rentech and chairman of the board since 1983. He was employed as vice president of administration and finance of Nova Petroleum Corporation, Denver, Colorado, from 1981 to 1983. From 1979 to 1983, he served as a director and secretary of Nova Petroleum Corporation, Denver, Colorado. He resigned those positions in November 1983 to become a director and assume the presidency of Rentech. From 1976 to 1981 he served as a director, secretary and treasurer of Power Resources Corporation, Denver, a mineral exploration company, and was employed by it as vice president-land. From 1975 to 1976 he was employed by Wyoming

Mineral Corporation in Denver as a contract administrator. From 1971 through 1975 he was employed by Martin Marietta Corporation, Denver, as marketing engineer in space systems. From 1969 to 1971 he was employed by Martin Marietta (now Lockheed Martin Corporation) in a similar position. From 1960 to 1969 he was employed by Grumman Aerospace Corporation, his final position with it being contract administrator with responsibility for negotiation of prime contracts with governmental agencies. He received a Bachelor of Science degree in Civil Engineering from Cornell University in 1959 and a Masters Degree in Business Administration from Adelphi University in 1963.

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

         We have adopted a 401(k) retirement plan. We also have profit-sharing and stock option plans. We provide a medical reimbursement plan and life insurance coverage to officers and directors and may provide other benefits to officers and employees in the future. We may also compensate non-employee directors for attendance at board and committee meetings at a per diem rate to be determined plus reimbursement of actual expenses incurred in attending such meetings.


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Based solely upon our review of Securities and Exchange Commission Forms 3 and 4 and amendments to those forms submitted to it during the most recent fiscal year, we have identified the following persons who were at any time during the fiscal year a director, officer, or beneficial owner of more than 10% of any class of equity securities and who failed to file such forms on a timely basis with the SEC, as required by Section 16(a) of the Securities Exchange Act during the most recent fiscal year or prior fiscal years: James P. Samuels did not file a Form 4 due by September 10, 1999 to report an exercise of stock options. The transaction was reported on a Form 5 filed on December 22, 1999.


ITEM 11.   EXECUTIVE COMPENSATION

CASH COMPENSATION

         The following tables show the compensation paid by us or any of our subsidiaries during the fiscal years indicated, to our chief executive officer and our four most highly compensated executive officers other than the chief executive officer.


                                            Summary Compensation Table
                                                                  Long-Term Compensation
                                                                  ----------------------
                            Annual Compensation                   Awards                        Payouts
                            -------------------
(a)                      (b)    (c)        (d)        (e)         (f)         (g)               (h)       (i)
                                                       Other                                            All Other
Name and                                               Annual     Restricted                            Compen-
Principal                                              Compen-    Stock       Securities          LTIP  sation
Position                 Year    Salary     Bonus(1)   sation     Award(s)    Underlying   Options/SARs Payouts
--------                 ----    ------     --------   ------     ----------  ------------ ------------ ------
                                   ($)        ($)        ($)          ($)      (#)             ($)       ($)
Dennis L. Yakobson       2000   $191,356   $120,147   $  1,465        --            --         --         --
  Chief Executive        1999   $161,676         --         --        --        35,000         --         --
  Officer                1998   $132,090         --         --        --        20,000         --         --

Ronald C. Butz           2000   $177,003   $ 88,147   $  2,596        --            --         --         --
  Chief Operating        1999   $150,972         --         --        --        35,000         --         --
  Officer                1998   $128,058         --         --        --        20,000         --         --

Charles B. Benham        2000   $151,442   $ 43,046   $  1,984        --            --         --         --
  Vice President -       1999   $134,308         --         --        --        30,000         --         --
  Research &             1998   $128,058         --         --        --        20,000         --         --
  Development

Mark S. Bohn             2000   $151,442   $ 43,046         --        --            --         --         --
  Vice President -       1999   $122,609         --         --        --        30,000         --         --
  Engineering            1998         --         --         --        --        20,000         --         --

James P. Samuels         2000   $150,419   $ 52,884   $    592        --            --         --         --
  Chief Financial        1999   $133,144         --         --        --        30,000         --         --
  Officer                1998   $128,058         --         --        --        20,000         --         --


----------

(1) After payment of personnel income tax obligations on these sums, the recipients individually elected to invest all their net bonus amounts in Rentech by exercising stock options.

OPTION/SAR EXERCISES AND HOLDINGS

         The following table sets forth information with respect to the named executives, concerning the exercise of options and/or limited SARs during the last fiscal year and unexercised options and limited SARs held as of the end of the last fiscal year.

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR
Values:


(a)                        (b)              (c)                  (d)                 (e)
                                                                 Number of
                                                                 Securities          Value of
                                                                 Underlying          Unexercised
                                                                 Unexercised         In-the-Money
                                                                 Options/SARs        Options/SARs
                           Shares                                at FY-End(#)        at FY-End
                           Acquired         Value                Exercisable/        Exercisable/
Name                       on Exercise(#)   Realized($)          Unexercisable       Unexercisable($)
------------------         --------------   ------------         -------------       -----------------
Dennis L. Yakobson         352,400          $241,554             185,000(1)           $276,695
Ronald C. Butz             340,880          $234,815             125,000(1)            176,600
Charles B. Benham          340,880          $255,215             180,000(1)            270,385
Mark S. Bohn               192,092          $130,074             130,000(1)            191,035
James P. Samuels           234,000          $136,890             330,000(1)            527,060

----------

(1)  Exercisable.

EMPLOYMENT CONTRACTS

         Executive officers generally are elected at the annual director meeting immediately following the annual stockholder meeting. Any officer or agent elected or appointed by the Board of Directors may be removed by the Board whenever in its judgment our best interests will be served thereby, without prejudice to contractual rights, if any, of the person so removed.

         There are no family relationships among the executive officers. There are no arrangements or understandings between any officer and any other person pursuant to which that officer was elected.

         We employ Messrs. Yakobson, Benham, Bohn and Butz pursuant to employment contracts that extend through March 31, 2002. Mr. Samuels is employed pursuant to an employment contract that extends to January 1, 2002. Mr. Livingston and Mr. Fletcher are employed according to contracts that extend to December 31, 2001.

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

         Our success with our technology and in implementing our business plan to develop advanced technology businesses are both substantially dependent upon the contributions of our executive officers, scientists and key employees. At this stage of our development, economic success of the Rentech GTL Technology depends upon design of conversion plants and their startup to achieve optimal plant operations. That effort and establishment of our advanced technology businesses both require knowledge, skills, and relationships unique to our key personnel. Moreover, to successfully compete with its Rentech GTL Technology and advanced technologies, we will be required to engage in continuous research and development regarding processes, products, markets and costs. Loss of the services of the executive officers or other key employees could have a material adverse effect on our business, operating results and financial condition. We do not have key man life insurance. We believe our employment contracts with our key personnel will be extended.


PROFIT SHARING PLAN

         We have adopted a profit-sharing plan for the benefit of all employees. The plan is administered by a committee appointed by the board of directors. Awards by the committee to its members will be subject to approval by the disinterested members of the board of directors. Awards are discretionary and shall not aggregate an amount in excess of five percent of audited pre-tax earnings before depreciation, amortization and extraordinary income for the preceding fiscal year. Bonuses are payable only if such pre-tax earnings exceed $500,000 for the year.

         We also have a 401(k) plan. Employees who are at least 21 years of age are eligible to participate in the plan and share in the employer matching contribution. The employer is currently matching 50% of the first 6% of the participant's salary deferrals. All participants who have completed 1,000 hours of service and who are employed on the last day of the plan year are eligible to share in the non-matching employer contributions. Employer matching and non-matching contributions vest immediately in years in which the plan is not top heavy. During years in which the plan is top heavy, employer matching and non-matching contributions vest 100% after three years of service. We contributed $26,421, $35,265 and $14,352 to the plan for the years ended September 30, 2000, 1999 and 1998.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of September 30, 2000 by (i) all persons who own of record or are known to the Company to beneficially own more than 5% of the issued and outstanding shares of Common Stock and (ii) by each director, each director nominee, each of the executive officers named in the tables under "Executive Compensation" and by all executive officers and directors as a group:


                                            Amount and Nature of                     Percent
Name(1)(2)                                  Beneficial Ownership(3)                  of Class
----                                        --------------------                     --------

John J. Ball(4)(5)                             117,000                               *
Charles B. Benham                              776,320                               1.2%
Mark S. Bohn                                   765,523                               1.2%
Ronald C. Butz(6)                              730,031                               1.2%
John P. Diesel                                 115,000                               *
Frank L. Livingston                            106,000                               *
James P. Samuels                               713,500                               1.1%
Douglas L. Sheeran(4)                          205,850                               *
Erich W. Tiepel(4)                             500,725                               1.0%
Dennis L. Yakobson(7)                          893,034                               1.4%
All Directors and Executive                  4,922,983                               7.9%
Officers as a Group
  (10 persons)
Forest Oil Corp.(8)                          3,369,650                               5.4%

----------

         *Less than 1%.

(1) Except as otherwise noted and subject to applicable community property laws, each stockholder has sole voting and investment power with respect to the shares beneficially owned. The business address of each director and executive officer is c/o Rentech, Inc., 1331 17th Street, Suite 720, Denver, CO 80202.

(2) Shares of common stock subject to options that are exercisable within 60 days of the date of this Annual Report on Form 10-K are deemed outstanding for purposes of computing the percentage ownership of such person, but are not deemed outstanding for purposes of computing the percentage ownership of any other person. The following shares of common stock subject to stock options are included in the table: John
         J. Ball - 40,000; Charles B. Benham - 180,000; Mark S. Bohn - 130,000;
         Ronald C. Butz - 125,000; John P. Diesel - 40,000; Frank L. Livingston
         - 81,000; James P. Samuels - 330,000; Douglas L. Sheeran - 40,000; Erich W. Tiepel - 130,000; Dennis L. Yakobson - 185,000.

(3) Information with respect to beneficial ownership is based upon information furnished by each stockholder or contained in filings with the Securities and Exchange Commission.

(4) Includes 75,000 shares of common stock issued pursuant to a stock grant dated July 27, 1999, of which 25,000 shares are subject to divestiture until July 27, 2001.

(5) Includes 2,000 shares of common stock held by Mr. Ball's wife, as to which Mr. Ball disclaims beneficial ownership.

(6) Does not include 237,432 shares of common stock held by Mr. Butz's wife, as to which Mr. Butz disclaims beneficial ownership.

(7) Includes 8,000 shares of common stock held by Mr. Yakobson's wife, as to which Mr. Yakobson disclaims beneficial ownership.

(8) Based on Amendment No. 1 to Schedule 13D filed by Forest Oil Corporation on August 7, 2000. Includes options to purchase 2,894,650 shares of common stock that are immediately exercisable. Its address is 1600 Broadway, Suite 2200, Denver, CO 80202.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On January 7, 2000, we and Republic Financial Corporation through Sand Creek Energy, LLC (SCE) purchased the Sand Creek methanol plant. The new owner of the facility is SCE, which is 50 percent owned by our subsidiary, Rentech Development Corporation, and 50 percent owned by RFC-Sand Creek Development, LLC, a wholly-owned subsidiary of Republic. In connection with the acquisition of the Sand Creek plant, SCE assumed certain commitments with third parties. We and Republic jointly and severally guarantee the full and punctual performance and payment by SCE of all SCE's obligations with respect to the Sand Creek plant. Our aggregate liability under this guaranty shall not exceed $4,000,000.

         For the year ended September 30, 2000, we contributed $287,169 to SCE and have recognized $276,585 related to our equity in SCE's loss. Also, as of September 30, 2000, we have a receivable due from SCE in the amount of $64,246.

         During fiscal 2000, we paid Dresser Engineering $851,610 for software development. We have capitalized these amounts as of September 30, 2000.


                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

         (b) The following report on Form 8-K has been filed during the last quarter of the period covered by this report.

                  Form 8-K filed September 12, 2000 reporting an item under Item 5, Other Events.

                                   Signatures

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  RENTECH, INC.


                                    /s/ Dennis L. Yakobson
                                    --------------------------------------------
Date:  December 22, 2000            Dennis L. Yakobson, President

         In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                    /s/ Dennis L. Yakobson
                                    --------------------------------------------
Date:  December 22, 2000            Dennis L. Yakobson, President, Chief
                                    Executive Officer and Director


                                    /s/ Ronald C. Butz
                                    --------------------------------------------
Date:  December 22, 2000            Ronald C. Butz, Chief Operating Officer,
                                    Vice President, Secretary and Director


                                    /s/ James P. Samuels
                                    --------------------------------------------
Date:  December 22, 2000            James P. Samuels, Vice President - Finance,
                                    Chief Financial Officer


Date:  December 22, 2000            /s/ John J. Ball
                                    --------------------------------------------
                                    John J. Ball, Director


                                    /s/ John P. Diesel
                                    --------------------------------------------
Date:  December 22, 2000            John P. Diesel, Director


                                    /s/ Douglas L. Sheeran
                                    --------------------------------------------
Date:  December 22, 2000            Douglas L. Sheeran, Director


                                    /s/ Erich W. Tiepel
                                    --------------------------------------------
Date:  December 22, 2000            Erich W. Tiepel, Director

                                                  RENTECH, INC. AND SUBSIDIARIES

                                                                        CONTENTS

================================================================================


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTS                              F-2

FINANCIAL STATEMENTS:

   Consolidated Balance Sheets                                         F-3 - F-4

   Consolidated Statements of Operations                                     F-5

   Consolidated Statements of Stockholders' Equity                     F-6 - F-8

   Consolidated Statements of Cash Flows                              F-9 - F-10

   Summary of Accounting Policies                                    F-11 - F-16

   Notes to Consolidated Financial Statements                        F-17 - F-42

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Stockholders and Board of Directors
Rentech, Inc.
Denver, Colorado

We have audited the accompanying consolidated balance sheets of Rentech, Inc. and Subsidiaries (the "Company") as of September 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2000 in conformity with generally accepted accounting principles.


                                       /s/ BDO Seidman, LLP


December 20, 2000
Denver, Colorado

                                                  RENTECH, INC. AND SUBSIDIARIES


                                                     CONSOLIDATED BALANCE SHEETS

================================================================================


September 30,                                                                      2000                1999
                                                                             ---------------     ---------------
ASSETS (Note 6)

CURRENT:
    Cash                                                                     $     1,516,815     $       308,182
    Accounts receivable, net of $4,400 and $2,000 allowance for doubtful
         accounts (Note 12)                                                          745,204             374,683
    Other receivables                                                                101,025              59,378
    Receivable from related party (Note 5)                                            64,246                  --
    Inventories                                                                      117,866              90,482
    Prepaid expenses and other current assets                                        106,480             184,998
                                                                             ---------------     ---------------
Total current assets                                                               2,651,636           1,017,723
                                                                             ---------------     ---------------
PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization
    of $566,512 and $329,238 (Note 2)                                              3,583,548           3,415,921
                                                                             ---------------     ---------------
OTHER:
    Licensed technology, net of accumulated amortization of
         $1,630,437 and $1,401,694                                                 1,800,711           2,029,454
    Capitalized software costs                                                       851,610                  --
    Goodwill, net of accumulated amortization of $302,248 and $207,771
       (Note 1)                                                                    1,104,905           1,169,382
     Investment in ITN/ES (Note 3)                                                 3,079,107           3,079,107
     Investment in Dresser (Note 4)                                                2,017,135           1,840,084
     Investment in Sand Creek (Note 5)                                                10,584                  --
     Technology rights, net of accumulated amortization of
         $83,039 and $55,907                                                         204,707             231,839
     Deposit for acquisition (Note 8)                                                973,899             300,000
     Deposits and other assets, net of $167,206 allowance for doubtful
         accounts                                                                    184,750             126,471
                                                                             ---------------     ---------------
Total other assets                                                                10,227,408           8,776,337
                                                                             ---------------     ---------------
                                                                             $    16,462,592     $    13,209,981
                                                                             ===============     ===============

                                 See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                  RENTECH, INC. AND SUBSIDIARIES


                                                     CONSOLIDATED BALANCE SHEETS
                                                                     (CONTINUED)

================================================================================


September 30,                                                                        2000              1999
                                                                                 ------------      ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                            $    358,885      $    344,696
     Accrued payroll                                                                   78,005            30,284
     Accrued liabilities                                                               78,817            83,260
     Current portion of long-term debt (Note 6)                                       243,553           444,026
                                                                                 ------------      ------------
Total current liabilities                                                             759,260           902,266
                                                                                 ------------      ------------
LONG-TERM LIABILITIES:
     Long-term debt, net of current portion (Note 6)                                  990,107         1,237,669
     Lessee deposits                                                                    9,248             9,248
                                                                                 ------------      ------------

Total long-term liabilities                                                           999,355         1,246,917
                                                                                 ------------      ------------

Total liabilities                                                                   1,758,615         2,149,183
                                                                                 ------------      ------------

COMMITMENTS (Notes 5 and 8)

STOCKHOLDERS' EQUITY (Note 7)
    Series A convertible preferred stock - $10 par value; 200,000 shares authorized; no shares issued and outstanding; $10 per share
       liquidation value                                                                   --                --
    Series B convertible preferred stock - $10 par value; 800,000 shares authorized; 133,332 shares issued and outstanding as of September 30,
       1999; $10 per share liquidation value (in the aggregate $1,370,742 including accrued dividends of $37,423) as of
       September 30, 1999                                                                  --         1,333,320
    Series C participating preferred stock - $10 par value; 500,000
       shares authorized; no shares issued and outstanding                                 --                --
    Common stock - $.01 par value; 100,000,000 shares authorized;
       62,824,228 and 49,272,747 shares issued and outstanding                        628,240           492,725
    Additional paid-in capital                                                     32,925,887        23,935,679
    Unearned compensation                                                             (49,829)               --
    Accumulated deficit                                                           (18,800,321)      (14,700,926)
                                                                                 ------------      ------------
Total stockholders' equity                                                         14,703,977        11,060,798
                                                                                 ------------      ------------

                                                                                 $ 16,462,592      $ 13,209,981
                                                                                 ============      ============


                                 See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                  RENTECH, INC. AND SUBSIDIARIES


                                           CONSOLIDATED STATEMENTS OF OPERATIONS

================================================================================



Years Ended September 30,                                             2000              1999              1998
                                                                  ------------      ------------      ------------
REVENUES:  (Notes 11 and 12)
     Product sales                                                $  2,096,159      $  1,960,764      $  1,987,586
     Service revenues                                                2,582,555           506,758                --
     Royalty income                                                    260,000           340,000                --
     Rental income                                                     127,893            73,378                --
                                                                  ------------      ------------      ------------
Total revenues                                                       5,066,607         2,880,900         1,987,586

COST OF SALES:
     Product costs                                                   1,029,812           918,678           944,068
     Service costs                                                   2,104,584           497,400                --
                                                                  ------------      ------------      ------------
Total costs of sales                                                 3,134,396         1,416,078           944,068
                                                                  ------------      ------------      ------------

GROSS PROFIT                                                         1,932,211         1,464,822         1,043,518

OPERATING EXPENSES:
     General and administrative expense                              4,776,431         4,111,151         2,578,461
     Depreciation and amortization                                     444,908           367,318           391,650
     Write-off of deposits related to acquisition                           --           233,279                --
     Research and development                                          515,261           195,466            60,225
                                                                  ------------      ------------      ------------
Total operating expenses                                             5,736,600         4,907,214         3,030,336
                                                                  ------------      ------------      ------------

LOSS FROM OPERATIONS                                                (3,804,389)       (3,442,392)       (1,986,818)

OTHER INCOME (EXPENSES):
     Equity in loss of investee (Note 5)                              (276,585)               --                --
     Interest income                                                   135,443            75,665            40,495
     Interest expense                                                 (136,833)          (75,934)         (135,032)
     Write-down of Synhytech plant held for sale                            --                --           (99,500)
     Loss on disposal of fixed assets                                  (17,031)               --                --
                                                                  ------------      ------------      ------------
Total other expenses                                                  (295,006)             (269)         (194,037)
                                                                  ------------      ------------      ------------
NET LOSS                                                            (4,099,395)       (3,442,661)       (2,180,855)

Dividend requirements on convertible preferred stock (Note 7)           89,611           531,932         1,164,992
                                                                  ------------      ------------      ------------
LOSS APPLICABLE TO COMMON STOCK                                   $ (4,189,006)     $ (3,974,593)     $ (3,345,847)
                                                                  ------------      ------------      ------------
BASIC AND DILUTED LOSS PER COMMON SHARE                           $       (.07)     $       (.09)     $       (.10)
                                                                  ------------      ------------      ------------
BASIC AND DILUTED WEIGHTED-AVERAGE NUMBER OF COMMON SHARES
    OUTSTANDING                                                     57,532,816        43,838,417        33,289,164
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

                                                  RENTECH, INC. AND SUBSIDIARIES


                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


================================================================================


Years Ended September 30, 2000, 1999 and 1998

                                                                                    Convertible Preferred Stock
                                                                    -----------------------------------------------------------
                                                                           Series A                          Series B
                                                                     Shares          Amount            Shares          Amount
                                                                    --------       ----------         --------       ----------
Balance, October 1, 1997                                                  --      $        --               --      $        --
Common stock issued for cash on options and warrants
     exercised (Note 7)                                                   --               --               --               --
Common stock issued for investment (Note 3)                               --               --               --               --
Common stock issued for technology rights (Note 7)                        --               --               --               --
Common stock issued for interest expense on
     convertible notes payable                                            --               --               --               --
Common stock issued for redemption of convertible
     notes payable, net of $279,723 in offering costs                     --               --               --               --
Common stock issued for services and prepaid expenses
     (Note 7)                                                             --               --               --               --
Preferred stock issued for cash, net of offering
     costs of $696,572                                               200,000        2,000,000          300,000        3,000,000
Common stock issued for conversion of preferred stock
     and $70,040 in dividends                                       (150,000)      (1,500,000)        (192,500)      (1,925,000)
Deemed dividends on convertible preferred stock of
     $1,060,605                                                           --               --               --               --
Stock warrants issued for
     Investment                                                           --               --               --               --
     Technology rights                                                    --               --               --               --
     Offering costs                                                       --               --               --               --
Stock options issued for services                                         --               --               --               --
Dividends on preferred stock                                              --               --               --               --
Net loss                                                                  --               --               --               --
                                                                    --------       ----------         --------       ----------


                                                                 Common Stock         Additional
                                                           -----------------------     Paid-In          Unearned     Accumulated
                                                             Shares       Amount       Capital        Compensation     Deficit
                                                           ----------   ----------    ------------    -------------  ------------
Balance, October 1, 1997                                   29,539,548   $  295,392    $ 12,136,355      $    --      $ (9,077,410)
Common stock issued for cash on options and warrants
     exercised (Note 7)                                     2,824,442       28,245         697,726           --                --
Common stock issued for investment (Note 3)                 1,700,000       17,000       2,711,125           --                --
Common stock issued for technology rights (Note 7)            200,000        2,000         160,500           --                --
Common stock issued for interest expense on
     convertible notes payable                                 60,000          600          45,021           --                --
Common stock issued for redemption of convertible
     notes payable, net of $279,723 in offering costs       1,880,301       18,803         321,974           --                --
Common stock issued for services and prepaid expenses
     (Note 7)                                                 166,000        1,660         221,373           --                --
Preferred stock issued for cash, net of offering
     costs of $696,572                                             --           --        (696,572)          --                --
Common stock issued for conversion of preferred stock
     and $70,040 in dividends                               3,705,001       37,050       3,387,950           --                --
Deemed dividends on convertible preferred stock of
     $1,060,605                                                    --           --              --           --                --
Stock warrants issued for
     Investment                                                    --           --          98,317           --                --
     Technology rights                                             --           --         125,246           --                --
     Offering costs                                                --           --         375,480           --                --
Stock options issued for services                                  --           --          52,933           --                --
Dividends on preferred stock                                       --           --         (34,347)          --                --
Net loss                                                           --           --              --           --        (2,180,855)
                                                           ----------   ----------    ------------    -------------  ------------

                                 See accompanying summary of accounting policies
                                  and notes to consolidated financial statements

                                                  RENTECH, INC. AND SUBSIDIARIES


                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                     (CONTINUED)

================================================================================


Years Ended September 30, 2000, 1999 and 1998


                                                                   Convertible Preferred Stock
                                                       -------------------------------------------------         Common Stock
                                                              Series A                   Series B          ------------------------
                                                       Shares        Amount       Shares       Amount         Shares      Amount
                                                       ------      ----------     -------   ------------    ----------   ---------
Balance September 30, 1998                             50,000      $  500,000     107,500   $  1,075,000    40,075,292   $ 400,750
Common stock issued for cash (Note 7)                      --              --          --             --       150,000       1,500
Common stock issued for cash on options and
   warrants exercised (Note 7)                             --              --          --             --       940,110       9,401
Common stock issued for acquisition (Note 1)               --              --          --             --       100,000       1,000
Common stock issued for investment (Note 4)                --              --          --             --     3,680,168      36,802
Common stock issued for services (Note 7)                  --              --          --             --       100,000       1,000
Preferred stock issued for cash, net of offering
   costs of $248,476                                       --              --     208,332      2,083,320            --          --
Common stock issued for conversion of
   preferred stock and $91,899 in dividends           (50,000)       (500,000)   (182,500)    (1,825,000)    4,227,177      42,272
Stock warrants granted for prepaid expenses                --              --          --             --            --          --
Stock options granted for services                         --              --          --             --            --          --
Deemed dividends on convertible preferred stock of
   $440,033                                                --              --          --             --            --          --
Net loss                                                   --              --          --             --            --          --
                                                       ------      ----------     -------   ------------    ----------   ---------


                                                        Additional
                                                          Paid-In          Unearned       Accumulated
                                                          Capital        Compensation       Deficit
                                                       ------------      ------------     ------------
Balance September 30, 1998                             $ 19,603,081      $         --     $(11,258,265)
Common stock issued for cash (Note 7)                        48,500                --               --
Common stock issued for cash on options and
   warrants exercised (Note 7)                              252,918                --               --
Common stock issued for acquisition (Note 1)                 49,000                --               --
Common stock issued for investment (Note 4)               1,801,210                --               --
Common stock issued for services (Note 7)                    61,500                --               --
Preferred stock issued for cash, net of offering
   costs of $248,476                                       (248,476)               --               --
Common stock issued for conversion of
   preferred stock and $91,899 in dividends               2,279,651                --               --
Stock warrants granted for prepaid expenses                  81,143                --               --
Stock options granted for services                            7,152                --               --
Deemed dividends on convertible preferred stock of
   $440,033                                                      --                --               --
Net loss                                                         --                --       (3,442,661)
                                                       ------------      ------------     ------------

                                 See accompanying summary of accounting policies
                                  and notes to consolidated financial statements

                                                  RENTECH, INC. AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                     (CONTINUED)


================================================================================

Years Ended September 30, 2000, 1999 and 1998

                                                                  Convertible Preferred Stock
                                                       ------------------------------------------------         Common Stock
                                                           Series A                   Series B             -----------------------
                                                       Shares    Amount        Shares         Amount         Shares        Amount
                                                       ------   --------      -------      ------------    ----------   ----------
Balance, September 30, 1999                              --     $     --      133,332      $  1,333,320    49,272,747   $  492,725
Common stock and stock options issued for cash,
   net of offering costs of $603,049                     --           --           --                --     8,428,334       84,283
Common stock issued for cash on options and
   warrants exercised (Note 7)                           --           --           --                --     2,324,527       23,245
Common stock issued for deposit on potential
   business acquisition (Note 8)                         --           --           --                --       200,000        2,000
Common stock issued for services                         --           --           --                --       100,000        1,000
Common stock issued for prepaid expenses                 --           --           --                --       100,000        1,000
Common stock issued for commissions on
   business acquisition (Note 1)                         --           --           --                --        60,000          600
Preferred stock issued for cash, net of offering
   costs of $16,660 (Note 7)                             --           --       16,666           166,660            --           --
Preferred stock and $46,680 in dividends
   redeemed for cash (Note 7)                            --           --      (23,832)         (238,320)           --           --
Common stock issued for conversion of preferred
   stock and $22,731 in dividends (Note 7)               --           --     (126,166)       (1,261,660)    2,338,620       23,387
Stock options granted for services (Note 7)              --           --           --                --            --           --
Stock options granted to employees for services          --           --           --                --            --           --
Deemed dividends on preferred stock of $20,200           --           --           --                --            --           --
Net loss                                                 --           --           --                --            --           --

                                                       ----     --------     --------      ------------    ----------   ----------
Balance September 30, 2000                               --     $     --           --      $         --    62,824,228   $  628,240
                                                       ====     ========     ========      ============    ==========   ==========

                                                            Additional
                                                             Paid-In          Unearned         Accumulated
                                                             Capital         Compensation        Deficit
                                                           ------------      ------------      ------------
Balance, September 30, 1999                                $ 23,935,679      $         --      $(14,700,926)
Common stock and stock options issued for cash, net
   of offering costs of $603,049                              5,844,668                --                --
Common stock issued for cash on options and
   warrants exercised (Note 7)                                  999,717                --                --
Common stock issued for deposit on potential
   business acquisition (Note 8)                                398,000                --                --
Common stock issued for services                                 52,120                --                --
Common stock issued for prepaid expenses                         52,120                --                --
Common stock issued for commissions on
   business acquisition (Note 1)                                 29,400                --                --
Preferred stock issued for cash, net of offering costs
   of $16,660 (Note 7)                                          (16,660)               --                --
Preferred stock and $46,680 in dividends
   redeemed for cash (Note 7)                                   (46,680)               --                --
Common stock issued for conversion of preferred
   stock and $22,731 in dividends (Note 7)                    1,275,696                --                --
Stock options granted for services (Note 7)                     351,998                --                --
Stock options granted to employees for services                  49,829           (49,829)               --
Deemed dividends on preferred stock of $20,200                       --                --                --
Net loss                                                             --                --        (4,099,395)

                                                           ------------      ------------      ------------
Balance September 30, 2000                                 $ 32,925,887      $    (49,829)     $(18,800,321)
                                                           ============      ============      ============

                                 See accompanying summary of accounting policies
                                  and notes to consolidated financial statements

                                                  RENTECH, INC. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

================================================================================


INCREASE (DECREASE) IN CASH

Years Ended September 30,                                  2000             1999             1998
                                                        -----------      -----------      -----------
OPERATING ACTIVITIES:
Net loss                                                $(4,099,395)     $(3,442,661)     $(2,180,855)
Adjustments to reconcile net loss to net cash used
    in operating activities:
     Increase in allowance for doubtful accounts              2,400              200          167,006
     Depreciation                                           261,635          149,401           53,484
     Amortization                                           350,352          339,312          338,166
     Interest expense                                            --               --           45,621
     Write-down of Synhytech plant held for sale                 --               --           99,500
     Loss on disposal of assets                              17,031          233,279               --
     Equity in loss of investee                             276,585               --               --
     Common stock issued for services                        53,120           62,500           94,908
     Stock options and warrants issued for services         351,998            7,152           52,933
Changes in operating assets and liabilities, net of
    business combination:
     Accounts receivable                                   (372,921)        (149,950)         (73,822)
     Other receivables and receivable from related
         party                                             (105,893)         (59,378)              --
     Inventories                                            (27,384)           9,092            7,577
     Prepaid expenses and other current assets              131,638          129,638          (28,366)
     Accounts payable                                        14,190           29,580           46,022
     Accrued liabilities                                     80,702           30,901          (52,944)
     Lessee deposits                                             --            9,248               --
                                                        -----------      -----------      -----------
Net cash used in operating activities                    (3,065,942)      (2,651,686)      (1,430,770)
                                                        -----------      -----------      -----------

                             See accompanying summary of accounting policies and
                                     notes to consolidated financial statements.

                                                  RENTECH, INC. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                     (CONTINUED)

================================================================================


INCREASE (DECREASE) IN CASH

Years Ended September 30,                                  2000             1999             1998
                                                        -----------      -----------      -----------
INVESTING ACTIVITIES:
    Purchase of property and equipment                  $  (470,361)     $(1,054,646)     $   (61,785)
    Proceeds from disposal of vehicles                       24,068           13,791               --
    Cash used in purchase of business                            --         (597,812)              --
    Purchase of capitalized software                       (851,610)              --               --
    Cash used in purchase of investments                   (464,220)          (2,072)        (252,665)
    Increase in deposits for acquisitions                  (273,899)        (477,615)         (55,664)
    Increase in deposits and other assets                   (10,617)         (58,663)         (29,380)
                                                        -----------      -----------      -----------

Net cash used in investing activities                    (2,046,639)      (2,177,017)        (399,494)
                                                        -----------      -----------      -----------

FINANCING ACTIVITIES:
    Proceeds from issuance of common stock, net of
       offering costs                                     6,951,913          312,319          725,971
    Proceeds from issuance of convertible preferred
       stock, net of offering costs                         150,000        1,834,844        4,399,185
    Proceeds from convertible note payable                       --               --           60,000
    Deferred offering costs                                 (47,662)              --               --
    Redemption of convertible preferred stock              (285,000)              --               --
    Payments on long-term debt and notes payable           (448,037)         (66,657)        (690,000)
                                                        -----------      -----------      -----------

Net cash provided by financing activities                 6,321,214        2,080,506        4,495,156
                                                        -----------      -----------      -----------

INCREASE (DECREASE) IN CASH                               1,208,633       (2,748,197)       2,664,892

CASH, beginning of year                                     308,182        3,056,379          391,487
                                                        -----------      -----------      -----------

CASH, end of year                                       $ 1,516,815      $   308,182      $ 3,056,379
                                                        ===========      ===========      ===========


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

PRINCIPLES OF                 The accompanying consolidated financial statements
CONSOLIDATION                 include the accounts of the Company and its wholly
                              owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

CASH EQUIVALENTS              The Company considers highly liquid investments
                              purchased with original maturities of three months or less and money market accounts to be cash equivalents.

INVENTORIES                   Inventories, which consist of water protection
                              sealant, chemicals and packaging supplies, are recorded at the lower of cost (first-in, first-out) or market.

CAPITALIZED SOFTWARE          Capitalized software costs represent fees paid to
                              Dresser Engineering Company for software development, completed during the fourth quarter of fiscal 2000, and will be amortized over a three year period using the straight-line method. The
                              Company has a 10% interest in Dresser Engineering and Constructors, Inc. which is the parent company of Dresser Engineering Company (see Note 4).

LICENSED                      Licensed technology represent costs incurred by
TECHNOLOGY                    the Company primarily for the purpose of
                              demonstrating the Company's proprietary technology to prospective licensees, which it licenses to third parties under various fee arrangements.
                              These capitalized costs are carried at the lower of amortized cost or net realizable value and are being amortized over 15 years.

                                                  RENTECH, INC. AND SUBSIDIARIES

                                                  SUMMARY OF ACCOUNTING POLICIES

================================================================================


GOODWILL Goodwill, which relates to the acquisition of Okon in 1997 and the acquisition of PML in 1999, is being amortized over a 15-year period using the straight-line method.


PROPERTY,                     Property and equipment is stated at cost.
EQUIPMENT,                    Depreciation and amortization expense, are
DEPRECIATION AND              computed using the straight-line method over the
AMORTIZATION                  estimated useful lives of the assets, which range
                              from three to thirty years, except for leasehold improvements which are amortized over the shorter of the useful life or the remaining lease term.
                              Maintenance and repairs are expensed as incurred.

                              Major renewals and improvements are capitalized. When property and equipment is retired or otherwise disposed of, the asset and accumulated depreciation or amortization are removed from the accounts and the resulting profit or loss is reflected in operations.

INVESTMENT IN                 The Company has a 10% investment in ITN Energy
ITN/ES                        Systems, Inc. The investment is stated at cost.
                              The investment is evaluated periodically and is carried at the lower of cost or estimated net realizable value.

INVESTMENT IN                 The Company has a 10% investment in Dresser
DRESSER                       Engineers & Constructors, Inc. The investment is
                              stated at cost. The investment is evaluated periodically and is carried at the lower of cost or estimated net realizable value.

INVESTMENT IN                 The Company has a 50% investment in Sand Creek,
SAND CREEK                    LLC. The investment is accounted for using the
                              equity method of accounting. Under such method, the Company's proportionate share of net income
                              (loss) is included as a separate item in the statement of operations.

TECHNOLOGY                    Technology rights are recorded at cost and are
RIGHTS                        being amortized on a straight-line method over a
                              10 year estimated life.

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

                                                  RENTECH, INC. AND SUBSIDIARIES

                                                  SUMMARY OF ACCOUNTING POLICIES

================================================================================


REVENUE                       Sales of water-based stains sealers and coatings
RECOGNITION                   are recognized when the goods are shipped to the
                              customers.

                              Revenues from mud logging services are billed at the completion of the service.

                              Rental income from tenant leases is recognized in the period earned.

                              Laboratory research revenues are recognized upon completion of a project.

                              Royalty fees are recognized when the revenue earning activities that are to be provided by the Company has been performed and no future obligation to perform services exist.

INCOME TAXES                  The Company accounts for income taxes under the
                              liability method, which requires an entity to recognize, deferred tax assets and liabilities.
                              Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years.

NET LOSS                      Statement of Financial Accounting Standards No.
PER COMMON                    128, "Earnings Per Share" ("SFAS No. 128")
SHARE                         provides for the calculation of "Basic" and
                              "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income (loss) applicable to common stock by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share.

                              For the years ended September 30, 2000, 1999 and 1998, total stock options of 7,735,000, 3,265,700 and 3,106,200 and total stock warrants of 4,452,671, 1,163,347 and 2,336,007 were not included in the computation of diluted loss per share because their effect was anti-dilutive.

                                                  RENTECH, INC. AND SUBSIDIARIES

                                                  SUMMARY OF ACCOUNTING POLICIES

================================================================================


CONCENTRATIONS                The Company's financial instruments that are
OF CREDIT RISK                exposed to concentrations of credit risk consist
                              primarily of cash and accounts receivable.

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

USE OF                        The preparation of financial statements in
ESTIMATES                     conformity with generally accepted accounting
                              principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

                              Mortgages and Notes Payable

                              Substantially all of these mortgages and notes bear interest at rates of interest, which approximate current lending rates. These interest rates are between 5.90% and 9.75%.

                                                  RENTECH, INC. AND SUBSIDIARIES

                                                  SUMMARY OF ACCOUNTING POLICIES

================================================================================


STOCK OPTION                  The Company applies APB Opinion 25, "Accounting
PLAN                          for Stock Issued to Employees", and related
                              Interpretations in accounting for all stock option plans. Under APB Opinion 25, compensation cost is recognized for stock options issued to employees when the exercise price of the Company's stock options granted is less than the market price of the underlying common stock on the date of grant.

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

COMPREHENSIVE                 Comprehensive income is comprised of net loss and
INCOME                        all changes to the consolidated statement of
                              stockholders' equity, except those changes made due to investments by stockholders, changes in paid-in capital and distributions to stockholders.
                              For the years ended September 30, 2000, 1999, and
                              1998, the Company had no items of comprehensive income other than net loss; therefore, a separate statement of comprehensive income has not been presented for these periods.

RECENT                        The Financial Accounting Standards Board has
ACCOUNTING                    recently issued Statement on Financial Accounting
PRONOUNCEMENTS                Standards No. 133, "Accounting for Derivative
                              Instruments and Hedging Activities" ("SFAS No.
                              133"). SFAS No. 133, amended by SFAS No. 138, established standards for recognizing all derivative instruments including those for hedging activities as either assets or liabilities in the statement of financial position and measuring those instruments at fair value. This Statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Management believes the adoption of this statement will have no material impact on the Company's consolidated financial statements.

                                                  RENTECH, INC. AND SUBSIDIARIES

                                                  SUMMARY OF ACCOUNTING POLICIES

================================================================================


                              In March 2000, the FASB issued Emerging Issues Task Force Issue No. 00-2, "Accounting for Web Site Development Costs" ("EITF 00-2"), which was effective for all such costs incurred for fiscal quarters beginning after June 30, 2000. This Issue establishes accounting and reporting standards for costs incurred to develop a web site based on the nature of each cost. Currently, as the Company has no web site development costs, the adoption of EITF 00-2 had no impact on the Company's financial condition or results of operations. To the extent the Company, begins to enter into such transactions in the future, the Company will adopt the Issue's disclosure requirements in the quarterly and annual financial statements for the year ending September 30, 2001.

                              In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44"), which was effective July 1, 2000, except that certain conclusions in this Interpretation which cover specific events that occur after either December 15, 1998 or January 12, 2000 are recognized on a prospective basis from July 1, 2000. This Interpretation clarifies the application of APB Opinion 25 for certain issues related to stock issued to employees. The Company believes its existing stock based compensation policies and procedures are in compliance with FIN 44 and therefore, the adoption of FIN 44 had no material impact on the Company's financial condition, results of operations or cash flows.

                              In December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements" which provides additional guidance in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 is effective as of the fourth quarter of fiscal year ending September 30, 2001. Management believes the adoption of this bulletin will have no material impact on the Company's financial statements.

                                                  RENTECH, INC. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


1.  BUSINESS                  On June 1, 1999, the Company acquired the assets
    ACQUISITION               of Petroleum Mud Logging, Inc. and Petroleum Well
                              Logging, Inc. ("PML") for $550,000 in cash,
                              $50,000 in the Company's common stock, assumption of debt in the amount of $154,250, a one year note in the amount of $205,000, a two year note in the amount of $400,000 and acquisition costs of $47,812. The acquisition was recorded using the purchase method of accounting by which the assets were valued at fair market value at the date of acquisition. The operating results of this acquisition have been included in the accompanying consolidated financial statements from the date of acquisition. During fiscal 2000, the Company issued 60,000 shares of its common stock valued at $30,000 as additional purchase price consideration. The allocation of the purchase price was as follows:


                              Prepaid shop supplies               $   24,314
                              Property and equipment               1,215,310
                              Goodwill                               197,438
                                                                  ----------
                              Total purchase price                $1,437,062
                                                                  ----------


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


                              Years Ended September 30,                     1999             1998
                                                                     -----------      -----------
                              Revenues                               $ 3,471,080      $ 3,168,894
                              Operating expenses                       6,968,210        5,156,283
                              Other expense                                4,554          194,037
                                                                     -----------      -----------
                              Net loss                                (3,501,684)      (2,181,426)

                              Dividend requirements on preferred
                              stock                                      531,932        1,164,992
                                                                     -----------      -----------
                              Loss applicable to common stock        $(4,033,616)     $(3,346,418)
                                                                     -----------      -----------
                              Basic and diluted loss per common
                              share from operations                  $     (0.09)     $     (0.10)
                                                                     ===========      ===========

                                                  RENTECH, INC. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


2.    PROPERTY AND            Property and equipment consists of the following:
      EQUIPMENT


                              September 30,                         2000          1999
                                                                 ----------     ----------
                              Land and buildings                 $1,507,513     $1,507,513
                              Machinery and equipment             1,423,215      1,332,252
                              Office furniture and equipment        441,783        371,607
                              Construction-in-progress              369,291        129,907
                              Vehicles                               94,009         95,172
                              Leasehold improvements                314,249        308,708
                                                                 ----------     ----------
                                                                  4,150,060      3,745,159
                              Less accumulated
                               depreciation and amortization        566,512        329,238
                                                                 ----------     ----------

                                                                 $3,583,548     $3,415,921
                                                                 ==========     ==========

----------

3.    INVESTMENT              On May 6, 1998, the Company and ITN Energy
      IN ITN/ES               Systems, Inc. ("ITN") agreed to form a venture to
                              design, develop and manufacture active and passive
                              Radio Frequency Identification tags (RFID tags) which have a wide range of applications. This opportunity utilizes thin-film deposition technology developed by ITN.

                              On May 29, 1998, the Company acquired a 10% ownership in ITN. The Company's 10% ownership in ITN includes a 10% ownership interest in the 33% ownership interest of ITN in Global Solar Energy LLC. The other 67% owner of Global Solar Energy LLC is Advanced Energy Technologies, Inc., and a wholly-owned subsidiary of Tucson Electric Power Corporation ("TEPC"). TEPC is a wholly-owned subsidiary of UniSource Energy Corporation. Global Solar Energy LLC was established to manufacture and market flexible photovoltaic (PV) modules. The additional consideration paid to ITN was 500,000 shares of the Company's common stock for the derivative interest in Global Solar Energy LLC. The Company's earlier investment with ITN enabled the Company to acquire interests in other technology ventures with ITN.

                                                  RENTECH, INC. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


                              The total consideration paid to ITN in exchange for 10% of ITN's issued and outstanding shares was as follows:

                                 o    A $200,000 cash deposit plus $52,665 in
                                      acquisition costs,

                                 o Issuance of 1,700,000 common shares having a market value of $2,728,125 at the date of issuance, and

                                 o    Issuance of warrants to purchase up to
                                      150,000 additional shares of the Company.
                                      The value of the warrants under the
                                      Black-Scholes option-pricing model was
                                      $98,317.

                              On May 29, 1998, the Company advanced ITN 200,000 shares prior to the closing. On July 1, 1998 the Company finalized the purchase of 10% of ITN and issued the additional 500,000 shares and released 1,000,000 shares from escrow.

4.    INVESTMENT              On September 28, 1999, the Company issued
      IN DRESSER              3,680,168 shares of its common stock for a 5%
                              ownership in the common stock of a privately held company called Dresser Engineers & Constructors,
                              Inc. ("Dresser"), and incurred $2,072 in acquisition costs. The Company valued its investment in Dresser based on the Company's common stock market value of $1,838,012 at the date of issuance. During March 2000, the Company increased its ownership percentage to 10% with a payment of $175,000 to Dresser and payment of $2,051 in additional acquisition costs. Dresser will have exclusive rights to provide engineering services and to design and construct the synthesis reactor modules for natural gas-to-liquids plants that use the Rentech GTL Technology.

5.    INVESTMENT              On January 7, 2000, the Company and Republic
      IN SAND CREEK           Financial Corporation ("Republic") through Sand
                              Creek Energy, LLC (SCE) purchased the "Sand Creek" methanol facility and all the supporting infrastructure, buildings, and the underlying
                              17-acre site. The Company and Republic are developing a plan to convert the facility to a gas-to-liquids (GTL) plant making Fischer-Tropsch diesel, naphtha, petroleum waxes and other products.

                              The new owner of the facility is SCE, which is 50 percent owned by Rentech Development Corp., a wholly owned subsidiary of the Company, and 50 percent owned by RFC-Sand Creek Development, LLC, a wholly-owned subsidiary of Republic Financial Corporation. In connection with the

                                                  RENTECH, INC. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


                              acquisition of the facility, SCE assumed certain commitments with third parties. The Company and Republic jointly and severally guarantee the full and punctual performance and payment by SCE of all SCE's obligations with respect to this facility. The aggregate liability of the Company under this guaranty shall not exceed $4,000,000.

                              For the year ended September 30, 2000, the Company has contributed $287,169 to SCE and has recognized $276,585 related to its equity in SCE's loss. As of September 30, 2000, the Company had a $64,246 receivable due from SCE.

                              On April 15, 2000 as amended, the Company granted Texaco Energy Systems, Inc. the exclusive right to negotiate for Texaco's participation in the project to retrofit the Sand Creek plant for the planned purpose. Texaco has the right to evaluate and acquire up to one-half of the Company's 50% interest in Sand Creek Energy, LLC. This agreement is in force until renewed or cancelled by mutual agreement.

                                                  RENTECH, INC. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


6.    LONG-TERM DEBT          Long-term debt consists of the following:


                              September 30,                                           2000          1999
                              -------------                                        ----------     ----------
                              Promissory notes dated June 1, 1999; monthly
                              principal and interest payments of $18,590
                              with interest of 9.75%, unpaid principal and
                              accrued interest due July 1, 2001;
                              collateralized by assets of PML and
                              guaranteed by the Company(1).                        $  162,108     $  361,580


                              Promissory note dated June 1, 1999; unpaid
                              principal and accrued interest was paid in
                              full during fiscal 2000.                                     --        206,464

                              Mortgage dated February 8, 1999; monthly
                              principal and interest payments of $7,517 with
                              interest of 8.25% unpaid principal and accrued
                              interest due March 1, 2029; collateralized
                              by land and building.                                   977,014        992,105

                              Mortgages dated August 1, 1997; monthly
                              principal and interest payments of $988 with
                              interest of 9.00%, unpaid principal and accrued
                              interest due August 1, 2001; collateralized
                              by land and building(1).                                 62,999         69,353

                              Promissory note dated November 27, 1998; monthly
                              principal and interest payments of $2,000 with
                              interest of 10.00%, unpaid principal and accrued
                              interest was paid in full during fiscal 2000.                --         11,846

                              Various promissory notes                                 31,539         40,347
                                                                                   ----------     ----------
                              Total long-term debt                                  1,233,660      1,681,695

                              Less current maturities                                 243,553        444,026
                                                                                   ----------     ----------
                              Long-term debt, less current maturities              $  990,107     $1,237,669
                                                                                   ==========     ==========

                                                  RENTECH, INC. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


                              (1) During June 1999, the Company acquired the assets of PML and assumed certain long-term debt (see Note 1).

                              Future maturities of long-term debt as of September 30, 2000 are as follows:


                              Years Ending September 30,            2000
                              --------------------------         ----------
                              2001                               $  243,553
                              2002                                   17,597
                              2003                                   16,594
                              2004                                   16,048
                              2005                                   13,873
                              Thereafter                            925,995
                                                                 ----------

                                                                 $1,233,660
                                                                 ==========


7.    STOCKHOLDERS'           Preferred Stock
      EQUITY
                              During fiscal 1998, the Company amended its articles of incorporation authorizing the issuance of 200,000 shares of convertible Series A
                              Preferred Stock and 800,000 shares of convertible
                              Series B Preferred Stock.

                              During fiscal 1999, the Company amended its articles of incorporation authorizing the issuance of 500,000 shares of Series 1998-C Participating Cumulative Preferred Stock ("Series C Preferred Stock"). The holders of the Series C Preferred Stock are entitled to dividends in the event that the Company declares a dividend or distribution on the common stock. The holders of Series C Preferred Stock are entitled to vote on all matters submitted to a vote of the stockholders of the Company. Whenever dividends on the Series C Preferred Stock are in arrears for six quarterly dividends, the holders of such stock (voting as a class) have the right to elect two directors of the Company until all cumulative dividends have been paid in full.

                              During fiscal 1998, the Company issued 200,000 shares of convertible Series A Preferred Stock at $10.00 per share together with warrants to purchase 200,000 shares of Series B Preferred stock and, at the option of the Company, up to an additional 600,000 shares of Series B Preferred Stock at $10.00 per share. The warrants issued to the Series A Preferred stockholders were deemed to be nominal in value. The Company received $2,000,000 in cash

                                                  RENTECH, INC. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


                              before offering costs of $336,083. The Series A Preferred Stock pays a dividend of 9% per year and is convertible over 18 months into common stock at the lesser of the average closing bid price of the common stock for the five trading days preceding the purchase of the preferred shares; average closing bid price of the common stock for the five days preceding the date of the final sale of the preferred shares by the Company; or at 82.5% of the average closing bid for the five trading days preceding the conversion of the Series A Preferred Stock into common stock. The Company recorded a deemed dividend of $424,242 when it issued the Series A Preferred Stock. During fiscal 1998, certain holders of the Series A Preferred Stock converted 150,000 of their shares plus $57,716 in accrued dividends into 1,540,014 common shares of the Company. During fiscal 1999, certain holders of the Series A Preferred Stock converted their remaining 50,000 shares plus $55,761 in accrued dividends into 782,617 common shares of the Company.

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

                              During fiscal 1999, the Company issued 208,332 shares of Series B Preferred Stock for $2,083,320 in cash before offering costs of $248,476. The

                                                  RENTECH, INC. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

                              Company recorded a deemed dividend of $440,033 when it issued the Series B Preferred Stock. During fiscal 1999, certain holders of the Series B Preferred Stock converted 182,500 of their shares plus $33,063 in accrued dividends into 3,444,560 common shares of the Company.

                              During fiscal 2000, the Company issued 16,666 shares of its Series B Preferred Stock for $166,660 in cash before offering costs of $16,660. The Company recorded a deemed dividend of $20,200 when it issued the Series B Preferred Stock. During fiscal 2000, certain holders of the Series B Preferred Stock converted 126,166 of their shares plus $60,154 in dividends of which $37,423 were accrued as of September 30, 1999 into 2,338,620 common shares of the Company.

                              The Series B Preferred Stock are not redeemable prior to September 30, 1999. Thereafter, the Company under the sole authority of its board of directors may elect to redeem the Series A and B Preferred Stock, in whole or in part, for cash equal to $11.50 per share plus any accumulated and unpaid dividends. During fiscal 2000, the Company paid $285,000 in cash in order to redeem 23,832 shares of its Series B Preferred Stock and $46,680 in dividends.

                              Common Stock

                              During fiscal 1998, the Company issued 2,824,442 shares of its common stock upon exercise of 722,500 in stock options and 2,101,942 in stock warrants for cash proceeds of $725,971.

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

                              During fiscal 1999, the Company issued 940,110 shares of its common stock upon exercise of 120,500 in stock options and 819,610 in stock warrants for cash proceeds of $262,319.

                                                  RENTECH, INC. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


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

                              On October 12, 1999, the Company began offering for sale its common stock in a private placement memorandum for the purpose of raising $7,500,000. First Union Securities was the placement agent for this offering. The Company offered for sale Units consisting of four shares of its $.01 par value common stock and one redeemable stock purchase warrant for the purchase of one share of common stock. The purchase price was $2.40 per Unit. The warrants entitle investors to purchase one share of the Company's common stock at an exercise price of $1.20 for a period of five years from the date of this memorandum. The warrants may be redeemed for $.05 per warrant by the Company at any time prior to their expiration date upon written notice 30 days in advance to the holders of the warrants if the market price of the common stock exceeds 120% of the exercise price of the warrants for a period of 20 consecutive trading days prior to a call for redemption by the Company, and if the holders do not exercise their warrant during the 30-day period. The holders of shares of common stock, the additional shares of common stock to be issued upon exercise of the warrants and any over-allotment shares were entitled to piggyback registration rights and the provisions of the Company's shareholder Rights Plan.

                              The Company completed its private placement under this memorandum on January 17, 2000. The Company issued 4,136,667 shares of its common stock for $2,482,000 before offering costs of $328,049.

                              On March 18, 2000, the Company sold 1,000,000 shares of its common stock to Anschutz Investment Company and 1,000,000 additional shares of common stock to Forest Oil Corporation at a price of $.60 per share. In addition, Anschutz Investment and Forest Oil separately purchased options

                                                  RENTECH, INC. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


                              to acquire an additional 3,000,000 shares each, 2,000,000 shares at $1.25 per share exercisable until December 31, 2001, and 1,000,000 shares at $5.00 exercisable until December 31, 2004. The Company received $1,300,000 in cash proceeds from the issuance of common stock and options. Additionally, on March 29, 2000 Anschutz Investment and Forest Oil each received 89,300 in additional options pursuant to an anti-dilution clause included in the option agreement.

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

                              For the year ended September 30, 2000, the Company issued 2,324,527 shares of its common stock upon the exercise of 2,252,700 in stock options and 71,827 in stock warrants for cash proceeds of $1,022,962.

                              During fiscal 2000, the Company issued 200,000 shares of its common stock with a market value of $400,000 as a part of a deposit which will be used to acquire a majority interest in REN Corporation (See Note 8).

                              During the year ended September 30, 2000, the Company issued 200,000 shares of its common stock with a market value of $106,240 in payment for director's fees for the fiscal years of 2000 and 2001. At September 30, 2000, the Company has charged $53,120 to expense and recorded the balance in prepaid expenses.

                              During fiscal 2000, the Company issued 60,000 shares of its common stock with a market value of $30,000 as a commission on the acquisition of PML in 1999 (See Note 1).

                                                  RENTECH, INC. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


                              Stock Options and Stock Warrants

                              At September 30, 2000, the Company has four stock option plans, which are described below.

                              The Company's board of directors adopted the 1990 Stock Option Plan which allows for the issuance of incentive stock options, within the meaning of the Internal Revenue Code, and other options issued pursuant to the plan that constitute nonstatutory options. Options granted under the 1990 Stock Option Plan are for shares of the Company's $0.01 par value common stock. The Company has reserved 742,280 shares for the 1990 Stock Option Plan and the 1988 Stock Option Plan, which has been rolled into the 1990 plan. At September 30, 2000, 570,000 stock options were outstanding under this plan.

                              During 1994, the Company's board of directors adopted the 1994 Stock Option Plan, which allows for the issuance of incentive stock options, within the meaning of Internal Revenue Code. The Company has reserved 300,000 shares of the Company's $0.01 par value common stock for issuance under the plan. At September 30, 2000, 180,000 stock options were outstanding under this plan.

                              During 1996, the Company's board of directors adopted the 1996 Stock Option Plan which allows the issuance of incentive stock options, within the meaning of the Internal Revenue Code, and other options pursuant to the plan that constitute nonstatutory options. The Company has reserved 500,000 shares of the Company's $0.01 par value common stock for issuance under the plan. At September 30, 2000, 340,000 stock options were outstanding under this plan.

                              During 1998, the Company's board of directors adopted the 1998 Stock Option Plan which allows the issuance of incentive stock options, within the meaning of the Internal Revenue Code, and other options pursuant to the plan that constitute nonstatutory options. The Company has reserved 500,000 shares of the Company's $0.01 par value common stock for issuance under the plan. At September 30, 2000, 348,000 stock options were outstanding under this plan.

                              In October 1997, warrants to purchase 200,000 shares were issued as partial consideration to reacquire all rights that RIG 86 held to market, develop, license or sublicense the Rentech process technology in the countries

                                                  RENTECH, INC. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


                              comprising the Association of South East Asian Nations. The warrants were exercisable at $.25 per share and expired on March 3, 2000. The Company recorded the $125,246 fair value of the warrants to technology rights.

                              In October 1997, warrants to purchase 233,959 shares were issued as part of the consideration for the 1997 private placement of convertible notes payable. These warrants can be exercised at $.33 per share through October 14, 2002. The Company recorded $279,723 in offering costs associated with this private placement.

                              In February 1998, warrants to purchase 200,000 shares were issued as part of the consideration for the 1998 private placement of convertible preferred shares. These warrants were exercisable at $1.00 per share through February 8, 2000. The Company recorded $95,757 in offering costs associated with this private placement.

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

                              o    100,000 stock options exercisable at an
                                   exercise price of $.575 per share. These stock options are immediately exercisable and expire during 2001.

                              o    180,000 stock options exercisable at an
                                   exercise price of $1.25 per share.

                                                  RENTECH, INC. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


                                   These stock options are immediately
                                   exercisable and expire during 2001.

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

                              The Company recorded $351,998 in consulting expense. The options exercisable on October 10, 2000 have not been included as outstanding as of September 30, 2000. These options are considered grants during fiscal 2001.

                              The following tables summarizes information on stock option and warrant activity:



                                                                            Options                 Warrants
                                                                   -----------------------   -----------------------
                                                                                  Weighted                  Weighted
                                                                                  Average                   Average
                                                                                  Exercise                  Exercise
                                                                     Shares        Price      Shares         Price
                                                                   ---------      --------   ---------      --------
                              Outstanding, October 1, 1997         3,616,188      $    .25   3,423,456      $    .29
                                    Granted                          308,500           .79     983,959           .64
                                    Exercised                       (722,500)          .17  (2,071,408)          .29
                                    Cancelled                        (95,988)         1.88          --            --
                                                                   ---------      --------   ---------      --------

                              Outstanding, September 30, 1998      3,106,200           .27   2,336,007           .43
                                    Granted                          280,000           .63     750,000          1.00
                                    Exercised                       (120,500)          .23    (819,610)          .28
                                    Cancelled                             --            --  (1,103,050)          .29
                                                                   ---------      --------   ---------      --------

                              Outstanding, September 30, 1999      3,265,700           .31   1,163,347          1.04
                                    Granted                        6,711,300          2.36   3,572,200          2.07
                                    Exercised                     (2,252,700)          .45     (71,827)          .26
                                    Cancelled                             --            --    (211,049)          .96
                                                                   ---------      --------   ---------      --------

                              Outstanding, September 30, 2000      7,724,300      $   2.05   4,452,671      $   1.90
                                                                   =========      ========   =========      ========

                              Exercisable, September 30, 2000      7,652,300      $   2.03   4,452,671      $   1.90
                              Exercisable, September 30, 1999      3,265,700      $    .31   1,163,347      $   1.04
                              Exercisable, September 30, 1998      3,106,200      $    .27   2,336,007      $    .43

                                                  RENTECH, INC. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================




                                                                                  Options                   Warrants
                                                                                 ---------                  --------
                              Weighted average fair value of
                              options and warrants granted
                              during 2000                                          $ 1.68                    $ 1.49

                              Weighted average fair value of
                              options and warrants granted
                              during 1999                                          $  .52                    $  .11

                              Weighted average fair value of
                              options and warrants granted
                              during 1998                                          $  .40                    $  .62
                                                                                   ======                    ======


                              The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for the plans. Under APB Opinion 25, when the exercise price of the Company's employee stock options is less than the market price of the underlying stock on the date of grant, compensation cost is recognized.

                              FASB Statement 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), requires the Company to provide pro forma information regarding net loss and net loss per share as if compensation costs for the Company's stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000, 1999 and 1998, respectively; dividend yield of 0 percent for all years; expected volatility of 90 to 99 percent in 2000, 39 to 43 percent in 1999 and 25 to 43 percent in 1998; risk-free interest rates of
                              5.62 to 6.71 percent in 2000, 5.16 to 5.62 percent
                              in 1999 and 5.14 to 6.22 percent in 1998; and expected lives of 1.79 to 5 years in 2000, 3 to 5 years in 1999 and 2 to 5 years in 1998 for the Plans and stock awards.

                                                  RENTECH, INC. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


                              Under the accounting provisions for SFAS No. 123, the Company's net loss and net loss per share would have been increased by the pro forma amounts indicated below:


                             Years Ended September 30,                  2000              1999                1998
                             -------------------------             -------------      -------------      -------------
                               Loss applicable to common stock:
                                    As reported                    $  (4,189,006)     $  (3,974,593)     $  (3,345,847)
                                    Pro forma                      $  (4,275,273)     $  (4,112,355)     $  (3,415,072)
                               Loss per common share:
                                    As reported                    $        (.07)     $        (.09)     $        (.10)
                                    Pro forma                      $        (.07)     $        (.09)     $        (.10)
                                                                   =============      =============      =============


                              The following information summarizes stock options outstanding and exercisable at September 30, 2000:


                                                            Outstanding                         Exercisable
                                               -------------------------------------      ----------------------

                                                               Weighted
                                                                Average
                                                               Remaining    Weighted                    Weighted
                                                              Contractual    Average                     Average
                               Range of          Number         Life in     Exercise         Number     Exercise
                            Exercise Prices    Outstanding       Years        Price       Exercisable     Price
                           ----------------    -----------    -----------   --------      -----------   --------
                             $.1875-$.25          602,000        1.38        $ 0.21           602,000    $ 0.21
                             $.30                 466,000        1.97          0.30           466,000      0.30
                             $.575-$.82           795,000        2.86          0.70           795,000      0.70
                             $1.25-$1.78        3,789,534        1.25          1.26         3,759,534      1.25
                             $1.93                 42,000        4.65          1.93                --        --
                             $5.00              2,029,766        2.25          5.00         2,029,766      5.00
                             ------------       ---------        ----        ------        ----------    ------
                             $.1875-$5.00       7,724,300        1.75        $ 2.05         7,652,300    $ 2.03
                             ============       =========        ====        ======        ==========    ======


                                                  RENTECH, INC. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


                           The following information summarizes stock warrants outstanding and exercisable at September 30, 2000:



                                                              Outstanding                               Exercisable
                                               ------------------------------------------       ---------------------------

                                                                 Weighted
                                                                 Average
                                                                Remaining        Weighted                         Weighted
                                                               Contractual       Average                          Average
                               Range of          Number          Life in         Exercise         Number         Exercise
                            Exercise Prices    Outstanding        Years           Price         Exercisable        Price
                            ---------------    -----------     -----------       --------       -----------     -----------
                            $ .30                  155,471            1.43       $  0.30            155,471     $    0.30
                            $ .66                   71,366            4.29          0.66             71,366          0.66
                            $1.00-$1.25          1,784,167             .67          1.17          1,784,167          1.17
                            $1.641-$2.64         2,441,667            2.51          2.58          2,441,667          2.58
                            ------------         ---------            ----       --------       -----------     -----------

                            $.30-$2.64           4,452,671            1.76       $  1.90          4,452,671     $    1.90
                            ============         =========            ====       ========       ===========     ===========

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

                                                  RENTECH, INC. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


8.    COMMITMENTS             Employment Agreements

                              The Company has entered into various employment agreements with six of its officers that extend through March 31, 2002. The employment agreements set forth annual compensation to the six officers of between $130,000 and $190,000 each.
                              Compensation is adjusted annually based on the cost of living index.

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

                              On January 1, 1998, the Company established a 401(k) plan. Employees who are at least 21 years of age are eligible to participate in the plan and share in the employer matching contribution. The employer is currently matching 50% of the first 6% of the participant's salary deferrals. All participants who have completed 1,000 hours of service and who are employed on the last day of the plan year are eligible to share in the non-matching employer contributions. Employer matching and non-matching contributions vest immediately in years in which the plan is not top heavy. During years in which the plan is top heavy, employer matching and non-matching contributions vest 100% after three years of service. The Company contributed $26,421, $35,265 and $14,352 to the plan for the years ended September 30, 2000, 1999 and 1998.

                              Operating Leases

                              The Company leases office space under a
                              noncancellable operating lease, which expires October 31, 2003, with a renewal option for an additional five years. The Company also leases office and warehouse space for its Okon operation, under a lease, which expires during March 2005. The Company also has

                                                  RENTECH, INC. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


                              various operating leases, which expire through August 2004.

                              Future minimum lease payments as of September 30, 2000 are as follows:


                              Years Ending September 30,
                              --------------------------
                              2001                                    $221,000
                              2002                                     208,000
                              2003                                     211,000
                              2004                                     101,000
                              2005                                      40,000
                                                                      --------

                              Total                                   $781,000
                                                                      ========


                              Total lease expense for the years ended September 30, 2000, 1999 and 1998 was approximately $259,000, $156,000 and $63,000.

                              The Company leases a majority of its building located in Denver, Colorado, to third parties. The Company accounts for these leases as operating leases. The leases expire from December 31, 2000 to April 30, 2003. Future minimum lease payment receivables under non-cancelable leasing arrangements as of September 30, 2000 are as follows:


                              Years Ending September 30,              Amount
                              --------------------------            ----------
                              2001                                  $   88,000
                              2002                                      86,000
                              2003                                      51,000
                                                                    ----------
                              Total                                 $  225,000
                                                                    ==========

                              Letter of Intent

                              On April 16, 1999, the Company entered into a letter of intent, to acquire 51% of the stock of REN Corporation ("REN") for approximately $1,200,000. The Company advanced $573,899 in cash and issued 200,000 shares of its common stock with a market value of $400,000 as a deposit on the potential acquisition.

                                                  RENTECH, INC. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

                              As of September 30, 2000 and 1999, the Company has recorded a $973,899 and $300,000 deposit on its balance sheets. Of the $973,899 deposit as of September 30, 2000, $773,899 is in a form of a note receivable due from REN. On October 17, 2000, the Company and REN entered into a $200,000 note for the remaining deposit that existed at September 30, 2000. Both notes receivable bear interest at 8% and are collateralized by the assets of REN. Upon closing of this transaction, the note receivables will be applied to the purchase price. If the transaction does not close, then REN is to repay the notes no later than six months from the Company's written notice that the purchase will not be completed.

                              The final agreement is subject to the completion of the Company's due diligence, the funding of the purchase and approval by the management of each company.

9.    INCOME                  There was no provision for income taxes required
      TAXES                   for the years ended September 30, 2000, 1999 and
                              1998 due to operating losses in those years. At
                              September 30, 2000, the Company had available net operating loss carry forwards and capital loss carry forwards of approximately $15,795,000 for tax reporting purposes. The operating loss carry forwards expire through 2020, and the capital loss carry forwards expire in 2001. These carry forwards are subject to various limitations imposed by the rules and regulations of the Internal Revenue Service.

                              There were no tax credits established in the statements of operations since the Company has a 100 percent valuation allowance for the tax benefit of net deductible temporary differences and operating loss carry forwards. Management is not able to determine if it is more likely than not that the deferred tax assets will be realized. The Company has deferred tax assets with a 100 percent valuation allowance at September 30, 2000 and 1999. The tax effect on the components is as follows:

                                                  RENTECH, INC. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


                              September 30,                                         2000             1999
                              -------------                                     -----------      -----------
                              Net operating loss carry forwards                 $ 5,866,000      $ 4,343,000
                              Capital loss carry forwards                            57,000           89,000
                              Compensation expense for
                                   common stock options and
                                   common stock not allowed for
                                   income tax purposes                                   --           79,000
                              Accruals for financial statement
                                   purposes not allowed for
                                   income taxes - cash basis                         11,000            3,000
                              Basis difference relating to
                                   licensed technology                              396,000          343,000
                              Basis difference in property and
                                   equipment                                       (115,000)         (19,000)
                              Basis difference in other assets                      (28,000)         (30,000)
                              Basis difference in goodwill                           18,000          (14,000)
                              Basis difference in technology rights                  11,000            8,000
                              Basis difference relating to
                                   Synhytech plant held for sale                     75,000           75,000
                              Basis difference in other accruals                      9,000               --
                              Basis difference in investment in
                                   Sand Creek                                        31,000               --
                                                                                -----------      -----------

                                                                                  6,331,000        4,877,000

                              Valuation allowance                                (6,331,000)      (4,877,000)
                                                                                -----------      -----------

                                                                                $        --      $        --
                                                                                ===========      ===========

                                                  RENTECH, INC. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


                              A reconciliation of the income taxes at the federal statutory rate to the effective tax rate is as follows:


                              September 30,                                   2000              1999             1998
                                                                           -----------      -----------      -----------
                              Federal income tax benefit computed
                                 at the Federal statutory rate             $(1,394,000)     $(1,171,000)     $  (741,000)
                              State income tax benefit net of
                                 Federal benefit                              (143,000)         (59,000)         (39,400)
                              Other - permanent differences                     83,000           10,000           22,500
                              Change in valuation allowance                  1,454,000        1,220,000          757,900
                                                                           -----------      -----------      -----------

                              Income tax benefit                           $        --      $        --      $        --
                                                                           -----------      -----------      -----------

10.   SUPPLEMENTAL            Years Ended September 30,                       2000              1999             1998
      DATA TO                                                              -----------      -----------      -----------
      STATEMENTS OF
      CASH FLOWS              Cash payments for interest                   $   136,833      $    75,934      $    89,411
                                                                           ===========      ===========      ===========


                                                  RENTECH, INC. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


                                Excluded from the statements of cash flows for the years ended September 30, 2000, 1999 and 1998 were the effects of certain noncash investing and financing activities as follows:


                                September 30,                            2000           1999           1998
                                ------------------------------        ----------     ----------     ----------
                                 Issuance of common stock from
                                     conversion of preferred
                                     stock and dividends              $1,261,660     $2,359,345     $4,555,645
                                 Issuance of common stock for
                                     deposit on potential
                                     business acquisition             $  400,000     $       --     $       --
                                 Issuance of common stock for
                                     interest expense on
                                     convertible notes payable        $       --     $       --     $   45,621
                                 Issuance of common stock for
                                     redemption of convertible
                                     notes payable                    $       --     $       --     $  620,500
                                 Issuance of common stock for
                                     unearned compensation            $   49,829     $       --     $       --
                                 Issuance of common stock for
                                     prepaid expense and services     $   53,120     $   62,500     $   94,908
                                 Issuance of common stock for
                                     Investment in Dresser            $       --     $1,838,012     $       --
                                 Issuance of common stock for
                                     investment in ITN/ES             $       --     $       --     $2,728,125
                                 Issuance of common stock for
                                     acquisition of business          $   30,000     $   50,000     $       --
                                 Issuance of common stock for
                                     prepaid expenses                 $       --     $       --     $  128,125
                                 Issuance of common stock for
                                     technology rights                $       --     $       --     $  162,500

                                                  RENTECH, INC. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


                              September 30,                         2000         1999         1998
                              ------------------------------      --------     --------     --------
                              Issuance of stock warrants for
                                   investment in ITN/ES           $     --     $     --     $ 93,317
                              Issuance of stock warrants for
                                   technology rights              $     --     $     --     $125,246
                              Issuance of stock warrants for
                                   offering costs                 $     --     $     --     $375,480
                              Issuance of stock warrants for
                                   prepaid expenses               $     --     $ 81,143     $     --
                              Issuance of stock options for
                                   services                       $351,998     $  7,152     $ 52,933
                              Property and equipment
                                   financed with accounts
                                   payable                        $     --     $     --     $138,893
                              Increase in accrued dividends       $     --     $  3,075     $ 34,347
                              Purchase of land and building
                                   financed with mortgage
                                   payable                        $     --     $989,100     $     --
                              Long-term debt issued in
                                   connection with the
                                   business acquisition           $     --     $605,000     $     --
                              Long-term debt assumed in
                                   connection with the
                                   business acquisition           $     --     $154,250     $     --
                              Accounts receivable offset with
                                   accrued liability              $     --     $     --     $ 24,000
                                                                  ========     ========     ========

                                                  RENTECH, INC. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


11.   SEGMENT                 The Company has adopted Statement of Financial
      INFORMATION             Accounting Standards No. 131, "Disclosures about
                              Segments of an Enterprise and Related Information"
                              ("SFAS No. 131"). SFAS No. 131 established revised standards for public companies relating to the reporting of financial and descriptive information about their operating segments in financial statements. The Company operates in four business segments as follows:

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


                              September 30,                     2000          1999           1998
                              --------------------------     ----------     ----------     ----------
                              Revenues:
                                    Paint                    $2,096,159     $1,960,764     $1,987,586
                                    Alternative Fuels         1,011,166        551,246             --
                                    Mud Logging Services      1,831,389        295,512             --
                                    Real Estate                 127,893         73,378             --
                                                             ----------     ----------     ----------
                                                             $5,066,607     $2,880,900     $1,987,586
                                                             ==========     ==========     ==========

                                                  RENTECH, INC. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================



                              September 30,                             2000             1999             1998
                              -------------                      -----------      -----------      -----------
                              Operating Income (Loss):
                                    Paint                        $   232,685      $   195,018      $   337,270
                                    Alternative Fuels             (4,104,442)      (3,598,275)      (2,324,088)
                                    Mud Logging Services              10,221          (80,502)              --
                                    Real Estate                       57,147           41,367               --
                                                                 -----------      -----------      -----------
                                                                 $(3,804,389)     $(3,442,392)     $(1,986,818)
                                                                 ===========      ===========      ===========

                              Depreciation and amortization:
                                    Paint                        $   108,151      $   105,594      $   102,798
                                    Alternative Fuels                340,448          320,433          288,852
                                    Mud Logging Services             113,009           35,117               --
                                    Real Estate                       50,379           27,569               --
                                                                 -----------      -----------      -----------
                                                                 $   611,987      $   488,713      $   391,650
                                                                 ===========      ===========      ===========


                              Equity in net loss of investees-
                                    Alternative Fuels            $   276,585      $        --      $        --
                                                                 ===========      ===========      ===========


                              Expenditures for additions and long-lived assets:
                                    Paint                        $    46,603      $     9,481      $    25,194
                                    Alternative Fuels              1,158,997          602,115          463,230
                                    Mud Logging Services             146,371        1,385,185               --
                                    Real Estate                           --        1,429,713               --
                                                                 -----------      -----------      -----------
                                                                 $ 1,351,971      $ 3,426,494      $   488,424
                                                                 ===========      ===========      ===========

                              Investment in equity method investees-
                                    Alternative Fuels            $    10,584      $        --      $        --
                                                                 ===========      ===========      ===========

                                                  RENTECH, INC. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


                              September 30,                      2000           1999            1998
                                                             -----------     -----------     -----------
                              Total Assets:
                                    Paint                    $ 1,474,744     $ 1,489,599     $ 1,610,200
                                    Alternative Fuels         11,670,883       8,804,273       9,105,050
                                    Mud Logging Services       1,659,201       1,487,951              --
                                    Real Estate                1,657,764       1,428,158              --
                                                             -----------     -----------     -----------
                                                             $16,462,592     $13,209,981     $10,715,250
                                                             ===========     ===========     ===========


12.   SIGNIFICANT             As of September 30, 2000, two customers accounted
      CUSTOMERS               for 31% and 15% of total accounts receivable and
                              for the year ended September 30, 2000, three customers accounted for 20%, 17% and 16% of total revenues. As of September 30, 1999, two customers accounted for 26% and 12% of accounts receivable and for the year ended September 30, 1999, three customers accounted for 29%, 19% and 17% of total revenues. For the year ended September 30, 1998, two customers accounted for 41% and 24% of total revenues.



13.   VALUATION AND                                             Balance at                 Deductions     Balance at
      QUALIFYING                                               Beginning of   Charged to   and Write-       End of
      ACCOUNTS                                                    Period        Expense       Offs         Period
                                                               ------------   ----------   ----------     --------

                              Year Ended September 30, 2000
                              Allowance for doubtful accounts     $169,206        2,400           --      $171,606

                              Year Ended September 30, 1999
                              Allowance for doubtful accounts     $169,006        3,016       (2,816)     $169,206

                              Year Ended September 30, 1998
                              Allowance for doubtful accounts     $  2,000      167,206         (200)     $169,006
                                                                  ========      =======       ======      ========


14.   SUBSEQUENT              During October 2000, the Company issued 467,500
      EVENTS                  shares of its common stock upon exercise of stock
                              options for cash proceeds of $521,000.

                                  EXHIBIT INDEX

The following exhibits are filed with this Form 10-K or incorporated herein by the following references:

EXHIBIT
NUMBER            DESCRIPTION
-------           -----------

  3.1             Restated and Amended Articles of Incorporation, dated January 4, 1991 (incorporated herein by reference from the exhibits to Amendment No. 2 to Registrant's Form S-18 Registration Statement
                  No. 33-37150-D filed with the Securities and Exchange Commission on or about January 18, 1991).

  3.2             Articles of Amendment dated April 5, 1991 to the Restated and Amended Articles of Incorporation
                  (incorporated herein by reference from the exhibits to Registrant's Current Report on Form 8-K dated August 10, 1993 filed with the Securities and Exchange Commission).

  3.3             Articles of Amendment dated January 26, 1998 to Articles of Incorporation -Preferences,
                  Limitations and Relative Rights of Convertible Stock, Series 1998-B of Rentech, Inc.
                  (incorporated herein by reference from Exhibit No. 3.(I).2 to Registrant's Form 10-KSB filed with the SEC on January 13, 1999).

  3.4             Articles of Amendment dated December 4, 1998 to Articles of Incorporation -Designation,
                  Preferences and Rights of Series 1998-C Participating Cumulative Preference Stock of Rentech,
                  Inc. pertaining to its Shareholder Rights Plan (incorporated herein by reference from Exhibit No.
                  3.(I).4 to Registrant's Form 10-KSB filed with the Securities and Exchange Commission on January
                  13, 1999).

  3.5             Bylaws dated January 19, 1999 (incorporated herein by reference from Exhibit No. 3.(ii) to
                  Registrant's Form 10-KSB filed with the Securities and Exchange Commission on January 13, 1999).

  4.1             Shareholder Rights Plan dated November 10, 1998 (incorporated herein by reference from the exhibits to Current Report on Form 8-K filed with the Securities and Exchange Commission on
                  November 19, 1998).

  4.2             Form of Warrant issued to investors in the 1999 private placement of securities (incorporated herein by reference from Exhibit No. 4.2 to Registrant's Form 10-KSB filed with the Securities and Exchange Commission on January 13, 1999).

  4.3             Form of Option to Purchase Shares of Common Stock issued to Anschutz Investment Company and
                  Forest Oil Corporation.

  4.4             Form of Warrant issued to Azure Energy Fund, Inc.

  10.1            Profit Sharing Plan (incorporated herein by reference from the exhibits to Registrant's Form S-18
                  Registration Statement No. 33-37150-D filed with the Securities and Exchange Commission on or about October 30, 1990).

  10.2            1990 Stock Option Plan (incorporated herein by reference from the exhibits to the Company's
                  Registration Statement No. 33-37150-D filed with the Securities and Exchange Commission on Form
                  S-18 dated April 12, 1992).

  10.3            1994 Stock Option Plan (incorporated herein by reference from the exhibits to Post-Effective
                  Amendment No. 5 to Registrant's Form S-18 on Form SB-2 Registration Statement No. 33-37150-D
                  filed with the Securities and Exchange Commission on or about September 19, 1994).

  10.4            1996 Stock Option Plan (incorporated herein by reference from the exhibits to Registrant's
                  Current Report on Form 8-K dated December 18, 1996 filed with the Securities and Exchange
                  Commission).

  10.5            1998 Stock Option Plan (incorporated herein by reference from Exhibit 10.5 to Registrant's Form
                  10-KSB filed with the Securities and Exchange Commission on January 13, 1999).

  10.6            Form of employment contract with Charles B. Benham, Dennis L. Yakobson, Ronald C. Butz, James P.
                  Samuels and Mark Bohn (incorporated herein by reference from Exhibit 10.6 to Registrant's Form
                  10-KSB filed with the Securities and Exchange Commission on January 13, 1999).

  10.7            License Agreement to Esquire Gujarat Petrochemicals Ltd. dated Jun. 25, 1994 (incorporated by reference from Exhibit No. 10-7 to Registrant's Form 10-KSB/A Amendment No. One filed with the
                  Securities and Exchange Commission on October 31, 1997).

  10.8            License Agreement between Rentech, Inc. and Texaco Natural Gas, Inc. dated October 8, 1998
                  (incorporated herein by reference from Exhibit 10.10 to Registrant's Form 10-KSB filed with the
                  Securities and Exchange Commission on January 13, 1999). *Portions of the exhibit were omitted pursuant to a Request for Confidential Treatment.

  10.9            Form of Registration Rights Agreement issued to investors in the 1999 private placement of securities (incorporated herein by reference from Exhibit No. 4.5 to Registrant's Form 10-KSB filed with the Securities and Exchange Commission on January 13, 1999).

  10.10           Form of Registration Rights Agreement with Anschutz Investment Company and Forest Oil
                  Corporation.

  10.11           Form of Registration Rights Agreement with Azure Energy Fund, Inc.

  21              Subsidiaries of Rentech.

  23.1            Consent of Independent Certified Public Accountants.

  27              Financial Data Schedule.