Form 10-Q
period 2000-12-31
RENTECH INC /CO/
filed 2001-02-14
CIK 868725

================================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended December 31, 2000

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


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         The number of shares outstanding of each of the issuer's classes of common equity, as of February 13, 2001: common stock - 63,291,728.

                                  RENTECH, INC.
                           FORM 10-Q QUARTERLY REPORT
                          FIRST QUARTER OF FISCAL 2001

                                Table of Contents

                         PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:

               Consolidated Balance Sheets as of December 31, 2000
               and September 30, 2000.......................................  4

               Consolidated Statements of Operations for the three
               months ended December 31, 2000 and 1999......................  6

               Consolidated Statement of Stockholders' Equity for
               the three months ended December 31, 2000.....................  7

               Consolidated Statements of Cash Flows for the three
               months ended December 31, 2000 and 1999......................  8

               Notes to the Consolidated Financial Statements...............  9

Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations.......................... 15


                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings - None............................................ 21

Item 2. Change in Securities................................................ 21

Item 3. Defaults Upon Senior Securities - None.............................. 21

Item 4. Submission of Matters to a Vote of Security Holders - None.......... 21

Item 5. Other Information - None............................................ 21

Item 6. Exhibits and Reports on Form 8-K.................................... 21

        (a)      Exhibits - None
        (b)      Form 8-K

Signatures.................................................................. 22

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

         As used in this Quarterly Report on Form 10-Q, the terms "we," "our" and "us" mean Rentech, Inc., a Colorado corporation and its subsidiaries, unless the context indicates otherwise.

RENTECH, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

                                                             DECEMBER 31,     SEPTEMBER 30,
                                                               2000               2000
                                                            ------------      ------------
                                                             (UNAUDITED)
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                               $  1,359,800      $  1,516,815
    Accounts receivable, net of allowance
      of $5,330 and $4,400                                       743,533           745,204
    Other receivables                                             82,059           101,025
    Receivable from related party                                 63,306            64,246
    Inventories                                                  140,776           117,866
    Prepaid expenses and other current assets                    271,863           106,480
                                                            ------------      ------------

Total Current Assets                                           2,661,337         2,651,636
                                                            ------------      ------------

PROPERTY AND EQUIPMENT, net of accumulated depreciation
      and amortization of $640,290 and $566,512                3,578,022         3,583,548
                                                            ------------      ------------

OTHER ASSETS
    Licensed technology, net of accumulated
      amortization of $1,687,623 and $1,630,437                1,743,525         1,800,711
    Capitalized software costs, net of accumulated
      amortization of $23,655 and $0                             827,955           851,610
    Goodwill, net of accumulated amortization
      of $325,700 and $302,248                                 1,081,453         1,104,905
    Investment in ITN/ES                                       3,079,107         3,079,107
    Investment in Dresser                                      2,017,135         2,017,135
    Investment in Sand Creek                                          --            10,584
    Technology rights, net of accumulated
      amortization of $89,822 and $83,039                        197,924           204,707
    Deposit for acquisition                                      973,899           973,899
    Deposits, receivable and other assets, net of
       $167,206 allowance for doubtful accounts                  259,751           184,750
                                                            ------------      ------------

Total Other Assets                                            10,180,749        10,227,408
                                                            ------------      ------------

Total Assets                                                $ 16,420,108      $ 16,462,592
                                                            ============      ============


See notes to the consolidated financial statements.

RENTECH, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (continued)

                                                                                 DECEMBER 31,     September 30,
                                                                                   2000               2000
                                                                                ------------      ------------
                                                                                (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                            $    447,494      $    358,885
    Accrued payroll                                                                  315,409            78,005
    Accrued liabilities                                                               82,496            78,817
    Current portion of long-term debt                                                132,432           243,553
                                                                                ------------      ------------

Total Current Liabilities                                                            977,831           759,260
                                                                                ------------      ------------

LONG-TERM LIABILITIES
    Long-term debt, net of current portion                                           984,339           990,107
    Lessee deposits                                                                    9,248             9,248
    Investment in Sand Creek                                                           7,187                --
                                                                                ------------      ------------
Total Long-Term Liabilities                                                        1,000,774           999,355
                                                                                ------------      ------------

Total Liabilities                                                                  1,978,605         1,758,615
                                                                                ------------      ------------

COMMITMENTS

STOCKHOLDERS' EQUITY
    Series B convertible preferred stock - $10 par value; 800,000 shares authorized; 44,444 and 0 shares issued and outstanding; $10 per share
      liquidation value; $440,000 (net of $97,506 in deemed dividends)               346,934                --
    Series C participating preferred stock - $10 par value; 500,000
      shares authorized; no shares issued or outstanding                                  --                --
    Common stock - $.01 par value; 100,000,000 shares
      authorized; 63,291,728 and 62,824,228 shares
      issued and outstanding                                                         632,915           628,240
    Additional paid-in capital                                                    33,646,849        32,925,887
    Unearned compensation                                                            (43,600)          (49,829)
    Accumulated deficit                                                          (20,141,595)      (18,800,321)
                                                                                ------------      ------------

Total Stockholders' Equity                                                        14,441,503        14,703,977
                                                                                ------------      ------------

Total Liabilities and Stockholders' Equity                                      $ 16,420,108      $ 16,462,592
                                                                                ============      ============

See notes to the consolidated financial statements.

RENTECH, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)

                                                 Three Months Ended
                                                      December 31,
                                                2000              1999
                                            ------------      ------------
REVENUES:
         Product sales                      $    461,902      $    471,259
         Service sales                           959,933           464,297
         Royalty income                           60,000            80,000
         Rental income                            30,982            29,688
                                            ------------      ------------
Total Revenues                                 1,512,817         1,045,244
                                            ------------      ------------

COST OF SALES:
         Product sales                           243,173           214,511
         Service sales                           800,024           367,097
                                            ------------      ------------
Total Cost of Sales                            1,043,197           581,608
                                            ------------      ------------

GROSS PROFIT                                     469,620           463,636

OPERATING EXPENSES:
         General and administrative            1,544,651           866,776
         Research and development                 38,132           116,996
         Depreciation and amortization           142,775           121,663
                                            ------------      ------------
Total Operating Expenses                       1,725,558         1,105,435
                                            ------------      ------------

LOSS FROM OPERATIONS                          (1,255,938)         (641,799)

OTHER INCOME (EXPENSE):
         Interest income                          35,082             5,133
         Interest expense                        (26,948)          (38,239)
         Equity in loss of investee              (93,470)               --
                                            ------------      ------------
Total Other Income (Expense)                     (85,336)          (33,106)
                                            ------------      ------------

NET LOSS                                      (1,341,274)         (674,905)
                                            ------------      ------------

Dividend requirement on preferred stock            2,533            99,252
                                            ------------      ------------

LOSS APPLICABLE TO COMMON STOCK             $ (1,343,807)     $   (774,157)
                                            ------------      ------------

BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF COMMON SHARES OUTSTANDING           63,229,373        50,467,090
                                            ------------      ------------
PER SHARE LOSS:
         Basic and diluted                  $      (0.02)     $      (0.02)
                                            ============      ============


See notes to consolidated financial statements.

RENTECH, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity
For the Three Months Ended December 31, 2000 (Unaudited)

                                                            Convertible
                                                            Preferred Stock              Common Stock            Additional
                                                                Series B                             Par           Paid-in
                                                          Shares       Amount         Shares        Value          Capital
                                                          ------       ------         ------        -----        ----------
Balances, October 1, 2000                                     --     $      --      62,824,228     $628,240     $ 32,925,887
Common stock issued for cash on options and
     warrants exercised                                       --            --         467,500        4,675          516,325
Preferred stock issued for cash, net of offering
     costs of $50,111                                     44,444       444,440              --           --          (50,107)
Deemed dividends on convertible
      preferred stock                                         --       (97,506)             --           --           97,506
Dividends on convertible preferred stock                      --            --              --           --              (32)
Options granted/earned for services                           --            --              --           --          157,270
Net loss for the three months ended December 31, 2000         --            --              --           --               --
                                                          ------     ---------      ----------     --------     ------------
Balances, December 31, 2000 (unaudited)                   44,444     $ 346,934      63,291,728     $632,915     $ 33,646,849
                                                          ======     =========      ==========     ========     ============


                                                                                            Total
                                                          Unearned      Accumulated     Stockholders'
                                                        Compensation      Deficit           Equity
                                                        ------------    -----------     -------------
Balances, October 1, 2000                                $(49,829)     $(18,800,321)     $ 14,703,977
Common stock issued for cash on options and
     warrants exercised                                        --                --           521,000
Preferred stock issued for cash, net of offering
     costs of $50,111                                          --                --           394,333
Deemed dividends on convertible
      preferred stock                                          --                --                --
Dividends on convertible preferred stock                                                          (32)
Options granted/earned for services                         6,229                --           163,499
Net loss for the three months ended December 31, 2000          --        (1,341,274)       (1,341,274)
                                                         --------      ------------      ------------
Balances, December 31, 2000 (unaudited)                  $(43,600)     $(20,141,595)     $ 14,441,503
                                                         ========      ============      ============

See notes to the consolidated financial statements

RENTECH, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

For the Three Months Ended December 31, (Unaudited)                2000             1999
---------------------------------------------------            -----------      -----------
OPERATING ACTIVITIES:
  Net Loss                                                     $(1,341,274)     $  (674,905)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
     Depreciation and amortization                                 184,854          148,326
     Services paid with options                                    163,499               --
     Equity in loss of investee                                     93,470               --
     Changes in operating assets and liabilities:
       (Increase) Decrease in accounts receivables                   1,671          (70,331)
       Decrease in other receivables and receivable from
         related party                                              19,906           59,378
       (Increase) Decrease in inventories                          (22,910)          10,605
       (Increase) in prepaids and other current assets            (165,383)         (54,737)
       Increase (Decrease) in accounts payable
         and other accrued liabilities                             329,660          (19,805)
                                                               -----------      -----------

Net Cash Used in Operating Activities                             (736,507)        (601,469)
                                                               -----------      -----------

INVESTING ACTIVITIES:
  Purchase of equipment                                            (68,252)         (91,787)
  Increase in investment                                           (75,699)              --
  Increase in deposits and other assets                                 --          (14,419)
                                                               -----------      -----------

Net Cash Used in Investing Activities                             (143,951)        (106,206)
                                                               -----------      -----------

FINANCING ACTIVITIES:
  Proceeds from issuance of convertible preferred stock, net       394,333          150,000
  Proceeds from issuance of common stock, net                      521,000        1,477,417
  Payment for deferred offering costs                              (75,001)              --
  Redemption of preferred stock                                         --         (285,000)
  Payment on long-term debt and notes payable                     (116,889)         (39,162)
                                                               -----------      -----------

Net Cash Provided by Financing Activities                          723,443        1,303,255
                                                               -----------      -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  (157,015)         595,580
Cash and Cash Equivalents,
  Beginning of Period                                            1,516,815          308,182
                                                               -----------      -----------
Cash and Cash Equivalents,
  End of Period                                                $ 1,359,800      $   903,762
                                                               ===========      ===========


See notes to consolidated financial statements.

RENTECH, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2000 (Unaudited)

1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements included in the Company's September 30, 2000 annual report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2000 are not necessarily indicative of the results that may be expected for the full fiscal year ending September 30, 2001.

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

         Capitalized Software - Capitalized software represents fees paid to Dresser Engineering for software development which will be amortized over a three year period using the straight-line method.

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

         Net Loss Per Common Share - Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128") provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. For the three-months ended December 31, 2000 and 1999, total stock options of 8,074,300 and 3,265,700, total stock warrants of 4,085,171 and 1,830,014 and total convertible preferred stock of 458,516 and 0 were not included in the computation of diluted loss per share because their effect was anti-dilutive.

         Reclassifications - Certain reclassifications have been made to the 1999 statement of operations in order for them to conform to the 2000 presentation. Such reclassifications have no impact on the Company's results of operations.

         Recent Accounting Pronouncements - The Financial Accounting Standards Board ("FASB") has recently issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133, amended by SFAS No. 137 established standards for recognizing all derivative instruments at fair value. This Statement is effective for quarters of fiscal years beginning after June 15, 2000. The adoption of this statement did not have an impact on the Company's consolidated financial statements.

         In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44"), which was effective July 1, 2000, except that certain conclusions in this interpretation which cover specific events that occur after either December 15, 1998 or January 12, 2000 are recognized on a prospective basis from July 1, 2000. This Interpretation clarifies the application of APB Opinion 25 for certain issues relating to stock issued to employees. The Company believes its existing stock based compensation policies and procedures are in compliance with FIN 44 and therefore, the adoption of FIN 44 has no material impact on the Company's financial condition, results of operations or cash flows.

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

3.       STOCKHOLDERS' EQUITY

         Common Stock - For the three months ended December 31, 2000, the Company issued 467,500 shares of its common stock upon the exercise of stock options and stock warrants for cash proceeds of $521,000.

         Preferred Stock - In December 2000, the Company issued for cash 44,444 shares of Series B convertible Preferred stock for $394,333, net of $50,107 in offering costs. The Company recorded a deemed dividend of $100,006 when it issued the Series B convertible preferred stock as the Series B convertible preferred stock is convertible at a discount into common stock of the Company. The holders of the Series B convertible preferred stock can convert their preferred stock 120 days after issuance.

         Stock Options - During February 2000, the Company entered into a consulting agreement with DSN Enterprises Ltd. ("DSN"). The Company granted the following stock options to DSN.

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

         For the three months ended December 31, 2000, the Company recorded $137,550 in consulting expense from the issuance of these stock options.

         During December 2000, the Company granted 350,000 options to certain employees, directors and individuals who have provided contract services to the Company. The Company recorded expense of $19,720 as a result of the issuance of these stock options.

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

                                                            Three Months Ended
                                                               December 31,
                                                      ------------------------------
                                                          2000              1999
                                                      ------------      ------------
Revenues:
      Paint                                           $    461,902      $    471,259
      Alternative Fuels                                    423,007           182,900
      Mud Logging Services                                 596,926           361,397
      Real Estate                                           30,982            29,688
                                                      ------------      ------------
                                                      $  1,512,817      $  1,045,244
                                                      ============      ============
Operating income (loss):
      Paint                                           $    (31,650)     $     70,220
      Alternative Fuels                                 (1,286,013)         (699,138)
      Mud Logging Services                                  47,170           (21,829)
      Real Estate                                           14,555             8,948
                                                      ------------      ------------
                                                      $ (1,255,938)     $   (641,799)
                                                      ============      ============
Depreciation and amortization:
      Paint                                           $     27,666      $     26,932
      Alternative Fuels                                    115,762            84,218
      Mud Logging Services                                  28,376            25,947
      Real Estate                                           13,050            11,229
                                                      ------------      ------------
                                                      $    184,854      $    148,326
                                                      ============      ============
Equity in net loss of investees:
      Alternative Fuels                               $    (93,470)     $         --
                                                      ============      ============

Expenditures for additions and long-lived assets:
      Paint                                           $         --      $         --
      Alternative Fuels                                     19,834            72,524
      Mud Logging Services                                  48,418            19,263
                                                      ------------      ------------
      Real Estate                                               --
                                                      ------------      ------------
                                                      $     68,252      $     91,787
                                                      ============      ============

Investment in equity method investees:
      Alternative Fuels                               $     (7,187)     $         --
                                                      ============      ============

Total assets:
      Paint                                           $  1,457,281      $  1,501,336
      Alternative Fuels                                 11,551,430         9,180,254
      Mud Logging Services                               1,761,339         1,558,513
      Real Estate                                        1,650,058         1,684,662
                                                      ------------      ------------
                                                      $ 16,420,108      $ 13,924,765
                                                      ============      ============


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

         During the three months ended December 31, 2000, the Company contributed $75,699 to SCE and recognized $93,470 related to its equity in SCE's loss. As of December 31, 2000, the Company has recorded a $(7,187) investment in SCE.

6.       SUPPLEMENTAL DATA TO STATEMENTS OF CASH FLOWS

         For the three months ended December 31, 2000 and 1999, the Company made cash interest payments of $26,948 and $38,239.

         Excluded from the statements of cash flows for the three months ended December 31, 2000 and 1999 were the effects of certain non-cash investing and financing activities as follows:

                          Three Months Ended December 31,                2000     1999
           ------------------------------------------------------------------------------
           Issuance of common stock for prepaid expenses                 $ --    $106,240
           Issuance of common stock for conversion of preferred stock
              and dividends                                              $ --    $210,257
           Increase in accrued dividends                                 $ 32    $22,114

7.       SUBSEQUENT EVENT

         On January 18, 2001, the Company was granted a services contract by the Wyoming Business Council, Energy Section, Investment Ready Communities Division ("WBC"). Under the contract, Rentech will receive $800,000 to finance a Gas-to-Liquids feasibility study within the State. The WBC funding will be used to evaluate two potential GTL projects utilizing Rentech's patented and proprietary Fischer-Tropsch Gas-to-Liquids technology. Phase I involves studying the feasibility of retrofitting a portion of an existing methanol facility in Wyoming. Phase II entails the study of the feasibility of constructing a separate greenfield plant at the same site. Rentech estimates that it will take approximately six to nine months to complete the study. If the Company determines that it is not feasible to proceed with the conversion of the facility, the Company will repay the grant at the rate of 120% of the original $800,000 for a total of $960,000 over a period of time not to exceed six years. The repayment will be from a 5% share of royalties from the conversion of methanol facilities to Rentech GTL technology worldwide. If the Company chooses to proceed with the conversion and/or purchase of the methanol facility in Wyoming, the Company will repay WBC the $800,000 at the time of the financial closing of the facility. In addition, the Company will provide to WBC a royalty of $.15/ barrel of Rentech Fisher Tropsch liquid produced from the facility after conversion is complete using the Rentech GTL technology. The royalty will be paid for the first four years of commercial operation of the facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999

RESULTS OF OPERATIONS

         Revenues. We had revenues from product sales, service revenues, royalty income, and rental income as of December 31, 2000 and 1999 of $1,512,817 and $1,045,244, respectively.

         Product Sales. Our product sales were realized from sales of water-based stains, sealers and coatings by our subsidiary, OKON, Inc. through which we conduct this paint business segment. These sales produced revenues of $461,902 for the three months ended December 31, 2000. This compares to revenues from this segment of $471,259 for the three months ended December 31, 1999. The decrease of 2% in revenues from this segment was primarily due to adverse weather conditions in certain key states during the first quarter of fiscal 2001.

         Service Sales. Service sales are provided by two of our business segments. The segments are the mud logging subsidiary and the technical services related to the Rentech GTL Technology. The technical services are provided through the scientists and technicians who staff our development and testing laboratory.

         Service sales in the amount of $596,926 were derived from contracts for the mud logging services provided by our subsidiary, Petroleum Mud Logging, Inc., during the three months ended December 31, 2000. Our mud logging service revenues for this period increased by $235,529 over the service revenues of $361,397 during the three months ended December 31, 1999. The increase in mud logging service revenues was due primarily to increased demand for our mud logging services, particularly for new wells drilled for natural gas. In response, we outfitted several of our unused mud log vehicles with new equipment and were thereby able to expand our services while having more units in the field than during the corresponding period of 1999.

         Service revenues also included revenue earned for technical services provided to certain customers with regard to the Rentech GTL Technology. Our service revenues for these technical services were $363,007 during the three months ended December 31, 2000 as compared to $102,900 during the three months ended December 31, 1999. The increase of 253% in revenue was primarily due to the addition of several new customers for which these technical services were provided at our development and testing laboratory.

         Royalty Income. Royalty income consisted of royalties that we earned as a result of our October 1998 license of the Rentech GTL Technology to Texaco. Under the agreement, we received royalties of $60,000 and $80,000 for the three months ended December 31, 2000 and 1999, respectively.

         Rental Income. We leased part of our development and testing laboratory building in Denver to two tenants. These tenants provided rental income to us. Rental income from this facility contributed $30,982 in revenue for the three months ended December 31, 2000 as compared to $29,688 for the three months ended December 31, 1999.

         Cost of Sales. Our cost of sales includes costs for our paint business products as well as for our mud logging and technical services. During the three months ended December 31, 2000, the combined cost of sales increased by 79% to $1,043,197 from $581,608 for the comparable period from the prior year. The increase of $461,589 relates almost entirely to costs associated with the addition of new revenues from these three business segments.

         Cost of sales for product sales are the costs of sales of our paint business segment for sales of stains sealers and coatings. During the three months ended December 31, 2000, our cost of sales for the paint segment increased by $28,662 to $243,173, as compared to the comparable period in 1999. This increase of 13% is almost entirely related to the additional costs associated with the new production facility.

         Cost of sales for mud logging services was $437,017 for the three months ended December 31, 2000, up from $264,197 for the comparable period of 1999. This increase of $172,820 is directly related to the increase in revenues of this segment and is primarily due to the addition of more mud logging vehicles and field employees to operate them as we expanded to meet the growth in demand for mud logging for new natural gas wells.

         Cost of sales for technical services was $363,007 during the quarter ended December 31, 2000, up from $102,900 for the quarter ended December 31, 1999. This increase of $260,107 is primarily due to our expanded range of technical services provided. We added additional engineers and technicians to staff our development and testing laboratory which increased salaries and the related overhead expenditures for the technical services segment.

         Gross Profit. Our gross profit for the quarter ended December 31, 2000 was $469,620, as compared to $463,636 for the comparable period of 1999. The increase of $5,984 results from the combined contributions of additional revenues of all of our business segments, including a decrease in product sales by our paint segment (down 2%), and increased service revenues from our mud logging and technical services segments (up 107%). These additions to gross profit were offset by corresponding increases in costs of sales of 13% for the paint segment and of 118% for our mud logging and technical services segments. Cost of sales for the paint segment increased at a higher rate than gross profit for the segment because of the expenses of increased fixed expenses associated with the new space. Cost of sales for the mud logging and technical services segments increased at a higher rate than the related gross profit due to the costs related to putting more mud logging units into the field, and to the costs added at the development and testing laboratory.

         Operating Expenses. Operating expenses consist of general and administrative expense, depreciation and amortization expense and research and development expense.

         General and Administrative Expenses. General and administrative expenses were $1,544,651 for the three months ended December 31, 2000, up $677,875 from the three months ended December 31, 1999 when these expenses were $866,776. The increase is attributable to an increase in business volume which includes expenses related to the hiring of additional laboratory technicians for our technical services segment, increased office staffing and the inflationary impact on existing employee salaries. In addition, the increase resulted from certain non-recurring expenses, which include a one-time increase in accrued salaries and bonuses in the amount of $212,679 and options granted to independent contractor consultants in lieu of cash payments in the amount of $163,499.

         Depreciation and Amortization. Depreciation and amortization expense for the quarter ended December 31, 2000 was $184,854. Of this amount, $42,079 was included in cost of sales. Depreciation and amortization expense for the quarter ended December 31, 1999 was $148,326, of which $26,663 was included in cost of sales. The increase in depreciation and amortization expense is attributable to the additional equipment acquired for our mud logging segment and for the development and testing laboratory, and to the amortization of software capitalized at the end of fiscal 2000.

         Research and Development. Research and development expense was $38,132 for the three months ended December 31, 2000, decreased by $78,864 over the corresponding period of 1999, when this expense was $116,996. This decrease is primarily due to the significant increase in billable work being performed at the development and testing laboratory for customers which in turn decreased the amount of cost related to research and development.

         Total Operating Expenses. Total operating expenses for the quarter ended December 31, 2000 were $1,725,558, as compared to $1,105,435 for the same quarter of 1999, an increase of $620,123. The increase in total operating expenses is a result of the factors, previously described, that relate to operating expenses.

         Loss From Operations. Loss from operations for the quarter ended December 31, 2000 increased by $614,139 to a loss of $1,255,938, as compared to a loss of $641,799 for the corresponding quarter in 1999. The increased loss is primarily due to increases in operating expenses, partially offset by an increase in gross profit contributed by our operating segments.

         Other Income (Expense). Other income (expense) include interest income, interest expense and equity in loss of investee.

         Interest Income. Interest income for the three months ended December 31, 2000 was $35,082, increased from $5,133 for the three months ended December 31, 1999. The increased interest income was due to having more funds invested in interest-bearing cash accounts and to interest earned from the note receivable from Ren Corporation.

         Interest Expense. Interest expense for the three months ended December 31, 2000 was $26,948, decreased from $38,239 for the three months ended December 31, 1999. The decrease in interest expense is primarily the result of the pay-off of our indebtedness associated with purchase of the mud logging assets.

         Equity in Loss of Investee. During the quarter ended December 31, 2000, we recognized $93,470 in equity in loss of investee. This represents our 50% share of the loss incurred by our joint venture in Sand Creek Energy LLC. The LLC is holding and maintaining the mothballed Sand Creek methanol plant. We are considering retrofitting this plant to use it as a large pilot plant for continuing work with the Rentech GTL Technology. There was no comparable loss during the quarter ended December 31, 1999 because we acquired our interest in the plant in fiscal 2000.

         Total Other Expenses. Total other expense increased to $85,336 for the quarter ended December 31, 2000, an increase of $52,230 over total other expenses of $33,106 for the comparable quarter ended December 31, 1999. The increase in total other expenses resulted from the combination of the factors previously described as other income (expense).

         Net Loss. For the quarter ended December 31, 2000, we experienced a net loss of $1,341,274 compared to a $674,905 net loss for the quarter ended December 31, 1999. The $666,369 increase in net loss resulted primarily from a combination of the factors previously described, including $376,177 in non-cash expenses included in general and administrative expenses and depreciation and amortization of $184,854 which includes the amortization of our capitalized software costs.

         Dividend Requirements on Convertible Preferred Stock. Dividend requirements on convertible preferred stock is the imputed amount calculated when there is a discount from fair market value of our common stock compared to the conversion rate, plus the 9% dividend that accrues on the convertible preferred stock. The dividends are deducted from net loss in order to arrive at loss applicable to common stock. During the quarters ended December 31, 2000 and fiscal 1999, we issued convertible preferred stock, and we were required to calculate a deemed dividend in both years. During the quarter ended December 31, 2000, we recorded dividends of $2,533 compared to $99,252 during the quarter ended December 31, 1999.

         Loss Applicable to Common Stock. As a result of recording dividends on convertible preferred stock as described above, the loss applicable to common stock was $1,343,807 or $.02 per share and $774,157 or $.02 per share for the three months ended December 31, 2000 and 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2000, we had working capital of $1,683,506 as compared to working capital of $1,892,376 at September 30, 2000. The decrease in working capital is primarily due to the use of cash for operations, investing activities and payments on long-term debt.

         As of December 31, 2000, we had $2,661,337 in cash and other current assets, including accounts receivable of $743,533. At that time, our current liabilities were $977,831. We had long-term liabilities of $993,587. Most of our long-term liabilities relate to our mortgage on our laboratory facility which we purchased in February 1999. The rental income from the facility is adequate to fund the monthly mortgage payments. The mortgage is due on March 1, 2029.

         The primary source of our liquidity has been equity capital contributions. We added additional sources of liquidity through cash flow generated by the purchase of OKON, Inc., the license agreement with Texaco, billings for technical services relating to the Rentech GTL Technology and the purchase of the assets that we operate through Petroleum Mud Logging, Inc.

         Our principal needs for liquidity in the past have been to fund working capital, pay for research and development of the Rentech GTL Technology, pay the costs of acquiring and initially funding the paint and mud logging business segments, invest in the advanced technologies of ITN Energy Systems, acquire interests in Dresser Engineers & Constructors, Inc. and to provide deposits for the potential acquisition of Ren Corporation.

         We believe that our cash on hand and revenues from operations will be sufficient to fund our operations at the present level through the end of fiscal 2001.

         We anticipate needs for substantial amounts of new capital to acquire and retrofit one or more methanol or other industrial gas plants to use the Rentech GTL Technology, purchase property and equipment, and to continue significant research and development programs for the GTL projects we are considering. We expect to undertake these types of expenditures in efforts to commercialize the technology in one or more plants in which we may acquire partial ownership. Even if we succeed in obtaining construction loans secured by the projects involving the plants to be retrofitted, we expect to need significant amounts of capital as our required share of the total investment in these projects. We may attempt to fund some of these project costs through sales of some part of our ownership, if we have any, in any industrial gas plant that we may attempt to retrofit. At this time, we own a one-half interest in one plant, which is the mothballed Sand Creek methanol plant. We are not targeting it for use as a commercial scale plant to use our technology. Instead, we are considering plans to retrofit it for our use as a large pilot plant for continued improvement of the Rentech GTL Technology.

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

         At this time, we do not have access to capital needed to acquire or retrofit an existing plant. In an effort to raise capital that could enable us to retrofit one or more industrial gas plants, we have signed a non-binding letter of intent with an underwriter for a registered public offering of our common stock. Subject to market conditions, the underwriter has agreed to use its best efforts to sell $75 million to $100 million of our common stock. We anticipate that the offering would occur in the second half of fiscal year 2001. We believe that a successful offering of this type would provide net proceeds sufficient for us to acquire an ownership interest and management control of one or more of these existing plants.

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

         If our proposed public offering of common stock is not completed, we will not have the capital required to acquire interests in one or more industrial gas plants. In addition, without these funds, our efforts to achieve commercial use of the Rentech GTL technology by others may be delayed. We would lose this opportunity to encourage others to use our technology on a commercial basis and would have to depend upon their interest in building new plants, without the benefit of having at least one commercial-scale plant in operation. Therefore, our plan to generate new revenues from use of the technology would be hindered and delayed.

ANALYSIS OF CASH FLOW

         Operating Activities. Operating activities produced net losses of $1,341,274 and $674,905 for the quarters ended December 31, 2000 and 1999, respectively. The cash flows used in operations for those quarters resulted from the following operating activities.

         Depreciation and Amortization. Depreciation and amortization are non-cash expenses. These expenses increased during the three months ended December 31, 2000 by $36,528, compared to the three months ended December 31, 1999. The increase is primarily due to the addition of equipment for our development and testing laboratory and for our mud logging business segment, and for software capitalized at the end of fiscal 2000.

         Stock Options Issued for Services. We issued stock options for services in the amounts of $163,499 and $0 for the three months ended December 31, 2000 and 1999, respectively. These options were issued in lieu of cash to certain independent contractor consultants for their services.

         Equity in Loss of Investee. We recognized equity in loss of investee in the amount of $93,470 during the quarter ended December 31, 2000. This represents our 50% share of the loss incurred by our joint venture in Sand Creek Energy LLC. The LLC is holding and maintaining the mothballed Sand Creek methanol plant. We are considering retrofitting this plant to use the Rentech GTL Technology as a large pilot plant for further improvements to the technology. We acquired our investment in the plant during fiscal year 2000, and therefore there was no comparable amount during the quarter ended December 31, 1999.

         Changes in Operating Assets and Liabilities. The changes in operating assets and liabilities result from the following factors.

         Accounts Receivable. Accounts receivable decreased by $1,671 and increased by $70,331 for the quarters ending December 31, 2000 and 1999, respectively. Accounts receivable decreased during the quarter ended December 31, 2000 due to favorable collections. Accounts receivable increased during the quarter ended December 31, 1999 primarily due to accounts receivable acquired with our mud logging assets in June 1999 and accounts receivable arising from the technical services provided to Texaco.

         Accounts Payable and Other Accrued Liabilities. Accounts payable and other accrued liabilities increased by $329,660 during the quarter ended December 31, 2000, which reflects our decrease in working capital, and decreased $19,805 during the quarter ended December 31, 1999, which reflects more prompt payment of accounts payable by us.

         Net Cash Used in Operating Activities. The total net cash used in operations increased to $736,507 during the three months ended December 31, 2000, as compared to $601,469 for the three months ended December 31, 1999. The increase reflects increased cash costs for general and administrative and other operating expenses.

         Investing Activities. Investing activities during the quarters ended December 31, 2000 and 1999 included purchases of equipment of $68,252 and $91,787, respectively, primarily for our development and testing laboratory and mud logging vehicles, which were specially equipped for our mud logging business segment. Investing activities during the quarter ended December 31, 2000 also included $75,699 which was used to fund our 50% share of expenses of Sand Creek Energy, LLC, as compared to no investment in that LLC during the quarter ended December 31, 1999.

         Financing Activities. Financing activities during the three months ended December 31, 2000 provided $521,000 in cash from the issuance of common stock compared to $1,477,417 during the three months ended December 31, 1999. During the three months ended December 31, 2000, we received net proceeds of $394,333 from the issuance of convertible preferred stock as compared to net proceeds of $150,000 during the three months ended December 31, 1999. We did not redeem any convertible preferred stock during the quarter ended December 31, 2000, compared to the redemption of 23,832 shares for $285,000 in cash during the quarter ended December 31, 1999. During the quarter ended December 31, 2000, we repaid $116,889 in long-term debt obligations as compared to $39,162 during the quarter ended December 31, 1999. During the quarter ended December 31, 2000, we paid $75,000 in deferred offering costs for a future equity offering, compared to no such payments during the quarter ended December 31, 1999. The net cash provided by financing activities during the quarter ended December 31, 2000 was $723,443, compared to $1,303,255 in cash provided by financing activities during the quarter ended December 31, 1999.

         Cash decreased during the three months ended December 31, 2000 by $157,015 compared to an increase of $595,580 during the quarter ended December 31, 1999. These changes increased the ending cash balance to $1,359,800 at December 31, 2000 from $903,762 at December 31, 1999.

         Net Deferred Tax Asset. The Company has a net deferred tax asset with a 100% valuation allowance as of December 31, 2000 as management is not able to determine if it is more likely than not that the net deferred tax asset will be realized.

                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.  None.

Item 2.    Change in Securities.

           The following table shows information concerning all sales of the Company's equity securities sold by the Company during the period covered by this report that were not registered under the Securities Act of 1933, as amended.

                     Class of             Total                                                     Exemptions
    Date            Securities          Securities     Offering         Total        Class of         from
  of Sale             Sold                 Sold         Price        Commissions    Purchasers     Registration
  -------           ----------          ----------     --------      -----------    ----------     ------------
Dec. 28, 2000     Series 1998-B            44,444      $444,440        $44,444      Accredited     Rules 505, 506,
                  Convertible                                                       Investors      Section 4(6)
                  Preferred Stock(1)


(1) The preferred shares are convertible into common stock at 82.5% of the average closing bid price for the five trading days prior to conversion.

Item 3.  Defaults Upon Senior Securities. None.

Item 4.  Submission of Matters to a Vote of Security Holders.  None.

Item 5.  Other Information.  None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits.  None
         (b)      Reports on Form 8-K:
                       Form 8-K dated October 2, 2000 reporting under Item 5, Other Events

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             RENTECH, INC.


Dated: February 13, 2001               /s/ DENNIS L. YAKOBSON
                                       ----------------------------------------
                                       Dennis L. Yakobson, President


Dated: February 13, 2001               /s/ JAMES P. SAMUELS
                                       ----------------------------------------
                                       James P. Samuels, Vice President-Finance
                                       and Chief Financial Officer