Form 10-Q
period 2001-03-31
RENTECH INC /CO/
filed 2001-05-04
CIK 868725

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 2001

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


                           1331 17TH STREET, SUITE 720
                             DENVER, COLORADO 80202
                             -----------------------
                    (Address of principal executive offices)

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

         The number of shares outstanding of each of the issuer's classes of common equity, as of May 4, 2001: common stock - 64,615,104.

                                  RENTECH, INC.
                           FORM 10-Q QUARTERLY REPORT
                          SECOND QUARTER OF FISCAL 2001

                                Table of Contents

                         PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:

                  Consolidated Balance Sheets as of March 31, 2001
                  and September 30, 2000.......................................4

                  Consolidated Statements of Operations for the three and
                  six months ended March 31, 2001 and 2000.....................6

                  Consolidated Statement of Stockholders' Equity for
                  the six months ended March 31, 2001..........................7

                  Consolidated Statements of Cash Flows for the six
                  months ended March 31, 2001 and 2000.........................8

                  Notes to the Consolidated Financial Statements...............9

Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.........................15

Item 3.  Quantitative and Qualitative Disclosures about Market Risk...........21


                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings - None..............................................22

Item 2. Change in Securities..................................................22

Item 3. Defaults Upon Senior Securities - None................................22

Item 4. Submission of Matters to a Vote of Security Holders - None............22

Item 5. Other Information - None..............................................22

Item 6. Exhibits and Reports on Form 8-K......................................22

         (a)      Exhibits - None
         (b)      Form 8-K

Signatures....................................................................23

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

RENTECH, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

                                                                MARCH 31,
                                                                  2001         September 30,
                                                               (UNAUDITED)         2000
                                                             --------------   --------------
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                $      921,262   $    1,516,815
    Accounts receivable, net of allowance
      of $5,930 and $4,400                                        1,231,160          745,204
    Other receivables                                                76,262           55,459
    Subscription receivable                                         200,000               --
    Receivable from related party                                    98,142           64,246
    Inventories                                                     259,388          117,866
    Prepaid expenses and other current assets                       254,956          106,480
                                                             --------------   --------------

Total Current Assets                                              3,041,170        2,606,070
                                                             --------------   --------------

PROPERTY AND EQUIPMENT, net of accumulated depreciation
      and amortization of $717,552 and $566,512                   3,907,500        3,583,548
                                                             --------------   --------------

OTHER ASSETS
    Licensed technology, net of accumulated
      amortization of $1,744,809 and $1,630,437                   1,686,339        1,800,711
    Capitalized software costs, net of accumulated
      amortization of $94,623 and $0                                756,987          851,610
    Goodwill, net of accumulated amortization
      of $349,153 and $302,248                                    1,058,000        1,104,905
    Investment in ITN/ES                                          3,079,107        3,079,107
    Investment in Dresser                                         2,017,135        2,017,135
    Investment in Sand Creek                                         45,803           10,584
    Technology rights, net of accumulated
      amortization of $96,605 and $83,039                           191,141          204,707
    Deposit for acquisition                                       1,303,252        1,019,465
    Deposits, receivable and other assets, net of $167,206
      allowance for doubtful accounts                               313,076          184,750
                                                             --------------   --------------

Total Other Assets                                               10,450,840       10,272,974
                                                             --------------   --------------

Total Assets                                                 $   17,399,510   $   16,462,592
                                                             ==============   ==============

RENTECH, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (continued)

                                                                             MARCH 31,
                                                                               2001          September 30,
                                                                            (UNAUDITED)          2000
                                                                          --------------     -------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                       $      622,452     $     358,885
   Accrued payroll                                                               269,571            78,005
   Accrued liabilities                                                            79,393            78,817
   Payable to related party                                                       23,897                --
   Line of credit payable                                                         78,658                --
   Contract liability                                                            750,000                --
   Current portion of long-term debt                                             108,171           243,553
                                                                          --------------     -------------

Total Current Liabilities                                                      1,932,142           759,260
                                                                          --------------     -------------

LONG-TERM LIABILITIES
   Long-term debt, net of current portion                                      1,034,864           990,107
   Lessee deposits                                                                 7,103             9,248
                                                                          --------------     -------------
Total Long-Term Liabilities                                                    1,041,967           999,355
                                                                          --------------     -------------
Total Liabilities                                                              2,974,109         1,758,615
                                                                          --------------     -------------

COMMITMENTS

STOCKHOLDERS' EQUITY
   Series B convertible preferred stock - $10 par value; 800,000 shares
     authorized; 613,886 shares issued and converted, none outstanding                --                --
   Series C participating preferred stock - $10 par value; 500,000
     shares authorized; no shares issued or outstanding                               --                --
   Common stock - $.01 par value; 100,000,000 shares
     authorized; 64,615,104 and 62,824,228 shares
     issued and outstanding                                                      646,148           628,240
   Additional paid-in capital                                                 34,607,340        32,925,887
   Unearned compensation                                                         (43,600)          (49,829)
   Accumulated deficit                                                       (20,784,487)      (18,800,321)
                                                                          --------------    --------------

Total Stockholders' Equity                                                    14,425,401        14,703,977
                                                                          --------------    --------------

Total Liabilities and Stockholders' Equity                                $   17,399,510    $   16,462,592
                                                                          ==============    ==============

See notes to the consolidated financial statements.

RENTECH, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)

                                               Three Months Ended               Six Months Ended
                                                    March 31,                       March 31,
                                              2001            2000            2001            2000
                                          ------------    ------------    ------------    ------------
REVENUES:
       Product sales                      $    515,253    $    386,603    $    977,155    $    857,862
       Service sales                         1,251,141         516,558       2,211,074         980,855
       Royalty income                           60,000          60,000         120,000         140,000
       Rental income                            27,056          30,901          58,038          60,589
                                          ------------    ------------    ------------    ------------
Total Revenues                               1,853,450         994,062       3,366,267       2,039,306
                                          ------------    ------------    ------------    ------------

COST OF SALES:
       Product sales                           153,638         211,001         396,811         425,511
       Service sales                           851,280         460,390       1,651,304         827,488
                                          ------------    ------------    ------------    ------------
Total Cost of Sales                          1,004,918         671,391       2,048,115       1,252,999
                                          ------------    ------------    ------------    ------------

GROSS PROFIT                                   848,532         322,671       1,318,152         786,307

OPERATING EXPENSES:
       General and administrative            1,214,571       1,082,901       2,759,222       1,963,295
       Research and development                  9,897         112,528          48,029         229,524
       Depreciation and amortization           193,273         110,440         336,048         218,485
                                          ------------    ------------    ------------    ------------
Total Operating Expenses                     1,417,741       1,305,869       3,143,299       2,411,304
                                          ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS                          (569,209)       (983,198)     (1,825,147)     (1,624,997)

OTHER INCOME (EXPENSE):
       Interest income                          32,164          33,258          67,246          38,391
       Interest expense                        (22,271)        (36,453)        (49,219)        (74,692)
       Equity in loss of investee              (83,576)        (69,821)       (177,046)        (69,821)
                                          ------------    ------------    ------------    ------------
Total Other Income (Expense)                   (73,683)        (73,016)       (159,019)       (106,122)
                                          ------------    ------------    ------------    ------------

NET LOSS                                      (642,892)     (1,056,214)     (1,984,166)     (1,731,119)
                                          ------------    ------------    ------------    ------------

Dividend requirement on preferred stock        463,647             -0-         466,180          89,612
                                          ------------    ------------    ------------    ------------

LOSS APPLICABLE TO COMMON STOCK           $ (1,106,539)   $ (1,056,214)   $ (2,450,346)   $ (1,820,731)
                                          ------------    ------------    ------------    ------------

BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF COMMON SHARES OUTSTANDING         63,852,971      53,776,364      63,537,746      52,774,595
                                          ------------    ------------    ------------    ------------

PER SHARE LOSS:
       Basic and diluted                  $      (0.02)   $      (0.02)   $      (0.04)   $      (0.03)
                                          ============    ============    ============    ============

See notes to consolidated financial statements.

RENTECH, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity
For the Six Months Ended March 31, 2001 (Unaudited)

                                      Convertible
                                    Preferred Stock          Common Stock       Additional                                Total
                                        Series B                       Par       Paid-in     Unearned    Accumulated   Stockholders'
                                   Shares      Amount      Shares      Value     Capital   Compensation    Deficit        Equity
                                  --------   ---------   ----------  --------  ----------- ------------ ------------   ------------
Balances, October 1, 2000               --   $      --   62,824,228  $628,240  $32,925,887   $(49,829)  $(18,800,321)  $ 14,703,977
Common stock issued for cash
     on options and warrants
     exercised                          --          --      467,500     4,675      516,325         --             --        521,000
Preferred stock issued for
     cash and subscription
     receivable, net of
     offering costs of $109,713     88,888     888,888           --        --     (109,713)        --             --        779,175
Common stock issued for
     conversion of preferred
     stock                         (88,888)   (888,888)   1,123,376    11,233      877,655         --             --             --
Common stock issued for
     deposit on business
     acquisition                        --          --      200,000     2,000      242,000         --             --        244,000
Deemed dividends on convertible
     preferred stock of
     $466,180                           --          --           --        --           --         --             --             --
Warrants for convertible
     preferred stock redeemed
     for cash                           --          --           --        --       (2,084)        --             --         (2,084)
Options granted/earned for
     services                           --          --           --        --      157,270      6,229             --        163,499
Net loss for the six months
     ended March 31, 2001               --          --           --        --           --         --     (1,984,166)    (1,984,166)
                                  --------   ---------   ----------  --------  -----------   --------   ------------   ------------

Balances, March 31, 2001
     (unaudited)                       -0-   $     -0-   64,615,104  $646,148  $34,607,340   $(43,600)  $(20,784,487)  $ 14,425,401
                                  ========   =========   ==========  ========  ===========   ========   ============   ============


See notes to the consolidated financial statements.

RENTECH, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

For the Six Months Ended March 31, (Unaudited)                              2001            2000
                                                                        ------------    ------------
OPERATING ACTIVITIES:
 Net Loss                                                               $ (1,984,166)   $ (1,731,119)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization                                              420,506         284,456
  Increase in allowance for doubtful accounts                                  1,530              --
  Services paid with options and warrants                                    163,499          17,078
  Equity in loss of investee                                                 177,046          69,821
  Changes in operating assets and liabilities:
   Increase in accounts receivables                                         (487,486)       (145,404)
   (Increase) Decrease in other receivables and
     receivable from related party                                           (54,699)         13,195
   (Increase) Decrease in inventories                                       (141,522)         22,494
   (Increase) Decrease in prepaids and other current assets                 (148,476)         38,126
   Increase in interest receivable                                           (39,787)             --
   Increase in accounts payable and other
     accrued liabilities                                                     479,606          59,670
   Decrease in lessee deposits                                                (2,145)             --
                                                                        ------------    ------------

Net Cash Used in Operating Activities                                     (1,616,094)     (1,371,683)
                                                                        ------------    ------------

INVESTING ACTIVITIES:
 Purchase of equipment                                                      (379,783)       (141,077)
 Increase in investments                                                    (212,265)       (350,252)
 (Increase) Decrease in deposits and other assets                              5,709         (74,910)
                                                                        ------------    ------------

Net Cash Used in Investing Activities                                       (586,339)       (566,239)
                                                                        ------------    ------------

FINANCING ACTIVITIES:
 Proceeds from issuance of convertible preferred stock, net                  579,175         166,660
 Proceeds from issuance of common stock, net                                 521,000       6,647,691
 Payment for deferred offering costs                                        (134,035)       (587,491)
 Redemption of preferred stock and warrants to purchase common stock          (2,084)       (285,000)
 Proceeds from line of credit, net                                            78,658              --
 Proceeds from contract liability                                            750,000              --
 Payment on long-term debt and notes payable                                (185,834)        (90,176)
                                                                        ------------    ------------

Net Cash Provided by Financing Activities                                  1,606,880       5,851,684
                                                                        ------------    ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            (595,553)      3,913,762
Cash and Cash Equivalents,
        Beginning of Period                                                1,516,815         308,182
                                                                        ------------    ------------
Cash and Cash Equivalents,
        End of Period                                                   $    921,262    $  4,221,944
                                                                        ============    ============

See notes to consolidated financial statements.

RENTECH, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2001 (Unaudited)

1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements included in the Company's September 30, 2000 annual report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the full fiscal year ending September 30, 2001.

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

         Capitalized Software - Capitalized software represents fees paid to Dresser Engineering for software development which are being amortized over a three year period using the straight-line method.

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

         Net Loss Per Common Share - Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128") provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. For the six months ended March 31, 2001 and 2000, total stock options of 8,074,300 and 8,025,448, and total stock warrants of 4,043,504 and 4,225,834 were not included in the computation of diluted loss per share because their effect was anti-dilutive.

         Reclassifications - Certain reclassifications have been made to the 2000 balance sheet in order for it to conform to the 2001 presentation. Such reclassifications have no impact on the Company's results of operations.

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

3.       STOCKHOLDERS' EQUITY

         Common Stock - For the six months ended March 31, 2001, the Company issued 467,500 shares of its common stock upon the exercise of stock options and stock warrants for cash proceeds of $521,000. In February 2001, the Company issued 200,000 shares of its common stock with a market value of $244,000 as part of a deposit which will be used to acquire a majority interest in Ren Corporation. Upon closing of this transaction, the majority of the advance will be applied to the purchase price. If the transaction does not close, REN must repay the advance plus 8% accrued interest no later than six months from the date of the Company's written notice that the purchase will not be completed. The final agreement is subject to the Company's due diligence, the funding of the purchase and approval by the management of each company.

         Preferred Stock - In December 2000, the Company issued for cash 44,444 shares of Series B convertible preferred stock ("preferred stock") for $394,333, net of $50,107 in offering costs. The Company recorded a deemed dividend of $100,006 when it issued the preferred stock as the preferred stock was convertible at a discount into common stock of the Company. In March 2001, the Company issued for cash and a subscription receivable 44,444 shares of preferred stock for $384,838, net of $59,606 in offering costs. The Company recorded a deemed dividend of $366,174 when it issued the preferred stock as the preferred stock was convertible at a discount into common stock of the Company. As of March 31, 2001, the subscription receivable was $200,000. The subscription receivable was repaid in April 2001. During the second quarter of 2001, the holder converted all of its preferred stock into 1,123,376 shares of common stock. The original conversion period was 120 days, however, the Company requested that the holder convert the preferred stock earlier.

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

         For the six months ended March 31, 2001, the Company recorded $137,550 in consulting expense from the issuance of these stock options.

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

                                                         Three Months Ended               Six Months Ended
                                                              March 31,                       March 31,
                                                    ------------------------------------------------------------
                                                        2001            2000            2001            2000
                                                    ------------    ------------    ------------    ------------
Revenues:
      Paint                                         $    515,253    $    386,603    $    977,155    $    857,862
      Alternative Fuels                                  701,763         198,035       1,124,770         380,935
      Mud Logging Services                               609,378         378,523       1,206,304         739,920
      Real Estate                                         27,056          30,901          58,038          60,589
                                                    ------------    ------------    ------------    ------------
                                                    $  1,853,450    $    994,062    $  3,366,267    $  2,039,306
                                                    ------------    ------------    ------------    ------------

Operating income (loss):
      Paint                                         $    103,576    $    (67,109)   $     71,926    $      3,111
      Alternative Fuels                                 (703,514)       (853,762)     (1,989,527)     (1,552.900)
      Mud Logging Services                                47,296         (61,868)         94,466         (83,697)
      Real Estate                                        (16,567)           (459)         (2,012)          8,489
                                                    ------------    ------------    ------------    ------------
                                                    $   (569,209)   $   (983,198)   $ (1,825,147)   $ (1,624,997)
                                                    ------------    ------------    ------------    ------------

Depreciation and amortization:
      Paint                                         $     27,846    $     24,619    $     55,512    $     51,551
      Alternative Fuels                                  166,144          70,873         281,906         155,091
      Mud Logging Services                                28,413          27,588          56,789          53,535
      Real Estate                                         13,249          13,050          26,299          24,279
                                                    ------------    ------------    ------------    ------------
                                                    $    235,652    $    136,130    $    420,506    $    284,456
                                                    ------------    ------------    ------------    ------------

Equity in net loss of investees:
      Alternative Fuels                             $    (83,576)   $    (69,821)   $   (177,046)   $    (69,821)
                                                    ------------    ------------    ------------    ------------

Expenditures for additions and long-lived assets:
      Paint                                         $         --    $         --    $         --    $         --
      Alternative Fuels                                  350,141          (4,380)        369,975          68,144
      Mud Logging Services                                50,640          53,670          99,058          72,933
      Real Estate                                          5,959                           5,959
                                                    ------------    ------------    ------------    ------------
                                                    $    406,740    $     49,290    $    474,992    $    141,077
                                                    ------------    ------------    ------------    ------------

Investment in equity method investees:
      Alternative Fuels                             $     45,803    $    103,380    $     45,803    $    103,380
                                                    ------------    ------------    ------------    ------------

Total assets:
      Paint                                         $  1,575,699    $  1,380,741    $  1,575,699    $  1,380,741
      Alternative Fuels                               12,286,523      12,981,778      12,286,523      12,981,778
      Mud Logging Services                             1,904,779       1,613,255       1,904,779       1,613,255
      Real Estate                                      1,632,509       1,671,162       1,632,509       1,671,162
                                                    ------------    ------------    ------------    ------------
                                                    $ 17,399,510    $ 17,646,936    $ 17,399,510    $ 17,646,936
                                                    ============    ============    ============    ============

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

         During the six months ended March 31, 2001, the Company contributed $212,265 to SCE and recognized $177,046 related to its equity in SCE's loss. As of March 31, 2001, the Company has recorded a $45,803 investment in SCE.

6.       LONG-TERM CONTRACT LIABILITY

         On January 18, 2001, the Company was granted a services contract by the Wyoming Business Council, Energy Section, Investment Ready Communities Division ("WBC"). Under the contract, Rentech will receive $800,000 to finance a Gas-to-Liquids feasibility study within the State. The WBC funding will be used to evaluate two potential GTL projects utilizing Rentech's patented and proprietary Fischer-Tropsch Gas-to-Liquids technology. Phase I involves studying the feasibility of retrofitting a portion of an existing methanol facility in Wyoming. Phase II entails the study of the feasibility of constructing a separate greenfield plant at the same site. Rentech estimates that it will take approximately six to nine months to complete the study. If the Company determines that it is not feasible to proceed with the conversion of the facility, the Company will repay the grant at the rate of 120% of the original $800,000 for a total of $960,000 over a period of time not to exceed six years. The repayment will be from a 5% share of royalties from the conversion of methanol facilities to Rentech GTL technology worldwide. If the Company chooses to proceed with the conversion and/or purchase of the methanol facility in Wyoming, the Company will repay WBC the $800,000 at the time of the financial closing of the facility. In addition, the Company will provide to WBC a royalty of $.15/ barrel of Rentech Fisher Tropsch liquid produced from the facility after conversion is complete using the Rentech GTL technology. The royalty will be paid for the first four years of commercial operation of the facility. On February 9, 2001, the Company received the first $750,000 payment as per the terms of the contract. The payment is recorded as a current contract liability.

7.       SUPPLEMENTAL DATA TO STATEMENTS OF CASH FLOWS

         For the six months ended March 31, 2001 and 2000, the Company made cash interest payments of $49,219 and $74,692.

         Excluded from the statements of cash flows for the six months ended March 31, 2001 and 2000 were the effects of certain non-cash investing and financing activities as follows:

              Six Months Ended March 31,                                 2001           2000
                                                                     ------------   ------------
Issuance of common stock for conversion of convertible
    preferred stock and dividends                                    $    888,888   $  1,321,814
Issuance of common stock for deposit on potential business
       acquisition                                                   $    244,000   $         --
Issuance of convertible preferred stock for subscription
       receivable                                                    $    200,000   $         --
Purchase of equipment financed with a capital lease obligation       $     95,209   $         --
Decrease in accrued dividends                                        $         --   $    (37,422)
Issuance of common stock for prepaid expenses                        $         --   $    106,240
Issuance of common stock upon exercise of stock options
     for stock subscriptions receivable                              $         --   $    117,121
Issuance of warrants for offering costs                              $         --   $     33,257
Issuance of warrants for acquisition costs in business acquisition   $         --   $     16,281

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31, 2001 AND 2000

RESULTS OF OPERATIONS

         Revenues. We had revenues from product sales, service sales, royalty income, and rental income for the six months ended March 31, 2001 and 2000 of $3,366,267 and $2,039,306, respectively.

         Product Sales. Our product sales were realized from sales of water-based stains, sealers and coatings by our subsidiary, OKON, Inc. through which we conduct this paint business segment. These sales produced revenues of $977,155 and $515,253 for the six and three months ended March 31, 2001. This compares to revenues from this segment of $857,862 and $386,603 for the six and three months ended March 31, 2000. The increase of 14% and 33% in revenues for the six and three months ended March 31, 2001 from this segment were primarily due to the introduction of new products, addition of new customers and increased marketing activities.

         Service Sales. Service sales are provided by two of our business segments. The segments are the mud logging subsidiary and the technical services related to the Rentech GTL Technology. The technical services are provided through the scientists and technicians who staff our development and testing laboratory.

         Service sales in the amount of $1,206,304 and $609,378 were derived from contracts for the mud logging services provided by our subsidiary, Petroleum Mud Logging, Inc., during the six and three months ended March 31, 2001. Our mud logging service revenues for this period increased by $466,384 and $230,855 over the service revenues of $739,920 and $378,523 during the six and three months ended March 31, 2000. The increase in mud logging service revenues was due primarily to increased demand for our mud logging services, particularly for new wells drilled for natural gas. In response, we outfitted several of our unused mud log vehicles with new equipment and were thereby able to expand our services while having more units in the field than during the corresponding period of 2000. In addition, we have purchased several new units to increase our capacity in order to meet increased demand for these services.

         Service sales also included revenue earned for technical services provided to certain customers with regard to the Rentech GTL Technology. Our service revenues for these technical services were $1,004,770 and $641,763 during the six and three months ended March 31, 2001 as compared to $240,935 and $138,035 during the six and three months ended March 31, 2000. The increase of 317% and 365% in revenue for the six and three months ended March 31, 2001 was primarily due to the addition of several new customers and the increase in services provided to existing customers for which these technical services were provided at our development and testing laboratory.

         Royalty Income. Royalty income consisted of royalties that we earned as a result of our October 1998 license of the Rentech GTL Technology to Texaco. Under the agreement, we received royalties of $120,000 and $60,000 for the six and three months ended March 31, 2001, as compared to $140,000 and $60,000 for the six and three months ended March 31, 2000.

         Rental Income. We leased part of our development and testing laboratory building in Denver to two tenants. These tenants provided rental income to us. Rental income from this facility contributed $58,038 and $27,056 in revenue for the six and three months ended March 31, 2001 as compared to $60,589 and $30,901 for the six and three months ended March 31, 2000. The decrease in fiscal 2001 resulted from our use of part of the building for engineering and finance offices where in fiscal 2000 we leased this space to a third party.

         Cost of Sales. Our cost of sales includes costs for our paint business products as well as for our mud logging and technical services. During the six and three months ended March 31, 2001, the combined cost of sales increased by 63% and 50% to $2,048,115 and $1,004,918 from $1,252,999 and $671,391 for the comparable period from the prior year. The increase of $795,116 and $333,527 relates almost entirely to costs associated with the addition of new revenues from these three business segments.

         Cost of sales for product sales are the costs of sales of our paint business segment for sales of stains sealers and coatings. During the six and three months ended March 31, 2001, our cost of sales for the paint segment decreased by $28,700 and $57,363 to $396,811 and $153,638, as compared to the comparable period in 2000. These decreases of 7% and 27% are almost entirely related to the efficiencies gained over time with the new production facility which we moved into during March 2000.

         Cost of sales for mud logging services were $845,620 and $408,596 for the six and three months ended March 31, 2001, up from $586,553 and $322,355 for the comparable period from the prior year. These increases of $259,067 and $86,241 are directly related to the increase in revenues of this segment and are primarily due to the addition of more mud logging vehicles and field employees to operate them as we expanded to meet the growth in demand for mud logging for new natural gas wells.

         Cost of sales for technical services were $805,684 and $442,684 during the six and three months ended March 31, 2001, up from $240,935 and $138,035 for the six and three months ended March 31, 2000. These increases of $564,749 and $304,649 are primarily due to our expanded range of technical services provided. We added additional engineers and technicians to staff our development and testing laboratory which increased salaries and the related overhead expenditures for the technical services segment.

         Gross Profit. Our gross profit for the six and three months ended March 31, 2001 was $1,318,152 and $848,532, as compared to $786,307 and $322,671 for the comparable period of 2000. The increases of $531,845 and $525,861 result from the combined contributions of additional revenues of all of our business segments, including an increase in product sales by our paint segment (up 14% and 33%), and increased service revenues from our mud logging and technical services segments (up 125% and 142%). These additions to gross profit were offset by corresponding decreases in costs of sales of 7% and 27% for the paint segment and increases of 100% and 85% for our mud logging and technical services segments. Cost of sales for the paint segment increased at a lower rate than gross profit for the segment because of the efficiencies gained over time with the new production facility. Cost of sales for the mud logging and technical services segments increased at a higher rate than the related gross profit for the six month period and increased at a lower rate for the three month period ended March 31, 2001 due to the costs related to putting more mud logging units into the field, and to the costs added at the development and testing laboratory, as compared to overall revenue and cost of sales.

         Operating Expenses. Operating expenses consist of general and administrative expense, depreciation and amortization expense and research and development expense.

         General and Administrative Expenses. General and administrative expenses were $2,759,222 and $1,214,571 for the six and three months ended March 31, 2001, up $795,927 and $131,670 from the six and three months ended March 31, 2000 when these expenses were $1,963,295 and $1,082,901. The increase is attributable to an increase in business volume which includes expenses related to the hiring of additional laboratory technicians for our technical services segment, increased office staffing and the inflationary impact on existing employee salaries. In addition, the increase resulted from certain non-recurring expenses, which include a one-time increase in accrued salaries and bonuses in the amount of $212,679 and options granted to independent contractor consultants in lieu of cash payments in the amount of $163,499.

         Depreciation and Amortization. Depreciation and amortization expense for the six and three months ended March 31, 2001 was $420,506 and $235,652. Of these amounts, $84,458 and $42,379 were included in cost of sales. Depreciation and amortization expense for the six and three months ended March 31, 2000 was $284,456 and $136,130, of which $65,971 and $25,690 were included in cost of sales. The increase in depreciation and amortization expense is attributable to the additional equipment acquired for our mud logging segment and for the development and testing laboratory, and to the amortization of software capitalized at the end of fiscal 2000.

         Research and Development. Research and development expense was $48,029 and $9,897 for the six and three months ended March 31, 2001, decreased by $181,495 and $102,631 over the corresponding periods of 2000, when this expense was $229,524 and $112,528. This decrease is primarily due to the significant increase in billable work being performed at the development and testing laboratory for customers which in turn decreased the amount of cost related to research and development.

         Total Operating Expenses. Total operating expenses for the six and three months ended March 31, 2001 were $3,143,299 and $1,417,741, as compared to $2,411,304 and $1,305,869 for the corresponding periods of 2000, an increase of $731,995 and $111,872. The increase in total operating expenses is a result of the factors, previously described, that relate to operating expenses.

         Loss From Operations. Loss from operations for the six and three months ended March 31, 2001 increased by $200,150 and decreased by $413,988 to a loss of $1,825,147 and $569,209, as compared to a loss of $1,624,997 and $983,198 for the corresponding periods in 2000. The increased loss for the six months ended March 31, 2001 is primarily due to increases in operating expenses, with the decreased loss for the three months ended March 31, 2001 being attributable to an increase in gross profit contributed by our operating segments.

         Other Income (Expense). Other income (expense) include interest income, interest expense and equity in loss of investee.

         Interest Income. Interest income for the six and three months ended March 31, 2001 was $67,246 and $32,164, increased from $38,391 and $33,258 for the six and three months ended March 31, 2000. The increased interest income was due to having more funds invested in interest-bearing cash accounts and to interest earned from the note receivable from Ren Corporation.

         Interest Expense. Interest expense for the six and three months ended March 31, 2001 was $49,219 and $22,271, decreased from $74,692 and $36,453 for the six and three months ended March 31, 2000. The decrease in interest expense is primarily the result of the pay-off of our indebtedness associated with purchase of the mud logging assets.

         Equity in Loss of Investee. During the six and three months ended March 31, 2001, we recognized $177,046 and $83,576 in equity in loss of investee. This represents our 50% share of the loss incurred by our joint venture in Sand Creek Energy LLC. The LLC is holding and maintaining the mothballed Sand Creek methanol plant. We are considering retrofitting this plant to use it as a large pilot plant for continuing work with the Rentech GTL Technology. This compares to a loss of

$69,821 for the six and three months ended March 31, 2000 because we acquired our interest in the plant early in the second quarter of fiscal 2000.

         Total Other Expenses. Total other expense increased to $159,019 and $73,683 for the six and three months ended March 31, 2001, an increase of $52,897 and $667 over total other expenses of $106,122 and $73,016 for the comparable six and three months ended March 31, 2000. The increase in total other expenses resulted from the combination of the factors previously described as other income (expense).

         Net Loss. For the six and three months ended March 31, 2001, we experienced a net loss of $1,984,166 and $642,892 compared to net losses of $1,731,119 and $1,056,214 for the six and three months ended March 31, 2000. The $253,047 increase in net loss for the six months ended March 31, 2001 resulted primarily from a combination of the factors previously described, including $376,177 in non-cash expenses included in general and administrative expenses and depreciation and amortization of $336,048 which includes the amortization of our capitalized software costs. The $413,322 decrease in net loss for the three months ended March 31, 2001 resulted primarily from the increase in gross profit from all of our business segments.

                  Dividend Requirements on Convertible Preferred Stock. Dividend requirements on convertible preferred stock is the imputed amount calculated when there is a discount from fair market value of our common stock compared to the conversion rate, plus the 9% dividend that accrues on the convertible preferred stock. The dividends are deducted from net loss in order to arrive at loss applicable to common stock. During the six and three months ended March 31, 2001 and the six months ended March 31, 2000, we issued convertible preferred stock, and we were required to calculate a deemed dividend in both periods. During the six and three months ended March 31, 2001, we recorded dividends of $466,180 and $463,647 compared to $89,612 during the six months ended March 31, 2000.

                  Loss Applicable to Common Stock. As a result of recording dividends on convertible preferred stock as described above, the loss applicable to common stock was $2,450,346 or $.04 per share and $1,106,539 or $.02 per share for the six and three months ended March 31, 2001 as compared to $1,820,731 or $.03 per share and $1,056,214 or $.02 per share for the six and three months ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2001, we had working capital of $1,109,028 as compared to working capital of $1,846,810 at September 30, 2000. The decrease in working capital is primarily due to the use of cash for operations, investing activities and payments on long-term debt.

         As of March 31, 2001, we had $3,041,170 in cash and other current assets, including net accounts receivable of $1,231,160. At that time, our current liabilities were $1,932,142. We had long-term liabilities of $1,041,967. Most of our long-term liabilities relate to our mortgage on our laboratory facility, which is due on March 1, 2029, which we purchased in February 1999.

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

         At this time, we do not have access to capital needed to acquire or retrofit an existing plant. In an effort to raise capital that could enable us to retrofit one or more industrial gas plants, we have signed a non-binding letter of intent with an underwriter for a registered public offering of our common stock. Subject to an increase in the market price of our stock, the underwriter has agreed to use its best efforts to sell $75 million to $100 million of our common stock. We believe that a successful offering of this type would provide net proceeds sufficient for us to acquire an ownership interest and management control of one or more of these existing plants.

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

         If our proposed public offering of common stock is not completed, we may not have the capital required to acquire interests in one or more industrial gas plants. In addition, without these funds, our efforts to achieve commercial use of the Rentech GTL technology by others may be delayed. We could lose this opportunity to encourage others to use our technology on a commercial basis and would have to depend upon their interest in building new plants, without the benefit of having at least one commercial-scale plant in operation. Therefore, our plan to generate new revenues from use of the technology would be hindered and delayed.

         Based upon the possibility that the proposed public offering may not be completed, we have retained a financial advisor in order to help the Company evaluate and possibly implement one or more transactions involving a sale, merger, exchange or other disposition of the Company's securities or assets in order to achieve the above described objectives of the Company.

ANALYSIS OF CASH FLOW

         Operating Activities. Operating activities produced net losses of $1,984,166 and $1,731,119 for the six month periods ended March 31, 2001 and 2000, respectively. The cash flows used in operations for those periods resulted from the following operating activities.

         Depreciation and Amortization. Depreciation and amortization are non-cash expenses. These expenses increased during the six months ended March 31, 2001 by $136,050, compared to the six months ended March 31, 2000. The increase is primarily due to the addition of equipment for our development and testing laboratory and for our mud logging business segment, and for software capitalized at the end of fiscal 2000.

         Stock Options and Warrants Issued for Services. We issued stock options and warrants for services in the amounts of $163,499 and $17,078 for the six months ended March 31, 2001 and 2000, respectively. These options were issued in lieu of cash to certain independent contractor consultants for their services.

         Equity in Loss of Investee. We recognized equity in loss of investee in the amount of $177,046 during the six month period ended March 31, 2001. This represents our 50% share of the loss incurred by our joint venture in Sand Creek Energy LLC. The LLC is holding and maintaining the mothballed Sand Creek methanol plant. We are considering retrofitting this plant to use the Rentech GTL Technology as a large pilot plant for further improvements to the technology. We acquired our investment in the plant during the second quarter of fiscal year 2000, and therefore the $69,821 loss was less during the six months ended March 31, 2000.

         Changes in Operating Assets and Liabilities. The changes in operating assets and liabilities result from the following factors.

         Accounts Receivable. Accounts receivable increased by $485,956 and $145,404 for the six months ending March 31, 2001 and 2000, respectively. Accounts receivable increased during the six month periods primarily due to increased revenues from all of our business segments.

         Accounts Payable and Other Accrued Liabilities. Accounts payable and other accrued liabilities increased by $479,606 and $59,670 during the six month periods ended March 31, 2001 and 2000, respectively, which reflects our decrease in working capital and increases in operations.

         Net Cash Used in Operating Activities. The total net cash used in operations increased to $1,616,094 during the six months ended March 31, 2001, as compared to $1,371,683 for the six months ended March 31, 2000. The increase reflects increased cash costs for general and administrative and other operating expenses.

         Investing Activities. Investing activities during the six month periods ended March 31, 2001 and 2000 included purchases of equipment of $379,783 and $141,077, respectively, primarily for our development and testing laboratory and mud logging vehicles, which were specially equipped for our mud logging business segment. Investing activities during the six month periods ended March 31,

2001 and 2000, respectively, also included $212,265 and $350,252 which were used to fund our 50% share of expenses of Sand Creek Energy, LLC.

         Financing Activities. Financing activities during the six months ended March 31, 2001 provided $521,000 in cash from the issuance of common stock compared to $6,647,691 during the six months ended March 31, 2000. During the six months ended March 31, 2001, we received net proceeds of $579,175 from the issuance of convertible preferred stock as compared to net proceeds of $166,660 during the six months ended March 31, 2000. We redeemed warrants to purchase common stock during the quarter ended March 31, 2001 in the amount of $2,084. We redeemed 23,832 shares of convertible preferred stock for $285,000 in cash during the six months ended March 31, 2000. During the six months ended March 31, 2001, we received proceeds from a contract liability of $750,000 and from a line of credit of $78,658, and we repaid $185,834 in long-term debt obligations as compared to no such proceeds during the six months ended March 31, 2000 and the repayment of $90,176 in long-term debt obligations during that period. During the six months ended March 31, 2001, we paid $134,035 in deferred offering costs for a future equity offering, compared to $587,491 of such payments during the six months ended March 31, 2000. The net cash provided by financing activities during the six months ended March 31, 2001 was $1,606,880, compared to $5,851,684 in cash provided by financing activities during the six months ended March 31, 2000.

         Cash decreased during the six months ended March 31, 2001 by $595,553 compared to an increase of $3,913,762 during the six months ended March 31, 2000. These changes decreased the ending cash balance to $921,262 at March 31, 2001 from $4,221,944 at March 31, 2000.

         Net Deferred Tax Asset. The Company has a net deferred tax asset with a 100% valuation allowance as of March 31, 2001 as management is not able to determine if it is more likely than not that the net deferred tax asset will be realized.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risk through interest rates related to its investment of current cash and cash equivalents. These funds are generally highly liquid with short-term maturities, and the related market risk is not considered material. The Company's line of credit to bank has a variable interest rate. The Company's management believes that fluctuations in interest rates in the near term will not materially affect the Company's consolidated operating results, financial position or cash flow.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings. None.

Item 2.  Change in Securities.

         The following table shows information concerning all sales of the Company's equity securities sold by the Company during the period covered by this report that were not registered under the Securities Act of 1933, as amended.

                        Class of              Total                                                          Exemptions
    Date               Securities          Securities      Offering         Total           Class of            from
   of Sale                Sold                Sold          Price        Commissions       Purchasers       Registration
   -------             ----------          ----------      --------      -----------       ----------       ------------
Mar. 30, 2001      Series 1998-B             44,444        $444,440        $44,444         Accredited       Rules 505, 506,
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

Item 3.  Defaults Upon Senior Securities. None.

Item 4.  Submission of Matters to a Vote of Security Holders. None.

Item 5.  Other Information. None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits. None

         (b)      Reports on Form 8-K:

                         Form 8-K dated January 18, 2001 reporting under Item 5, Other Events

                         Form 8-K dated March 5, 2001 reporting under Item 5, Other Events

                         Form 8-K dated March 12, 2001 reporting under Item 9, Regulation D Disclosure

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       RENTECH, INC.


Dated: May 4, 2001                     /s/ Dennis L. Yakobson
                                  -----------------------------------------
                                       Dennis L. Yakobson, President


Dated: May 4, 2001                     /s/ James P. Samuels
                                  -----------------------------------------
                                       James P. Samuels, Vice President-Finance
                                       and Chief Financial Officer