Form 10-Q
period 2001-06-30
RENTECH INC /CO/
filed 2001-07-23
CIK 868725

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from           to
                                        ---------    ---------

Commission File Number 0-19260



                                  RENTECH, INC.
                   (Exact name of registrant in its charter)


      COLORADO                                                 84-0957421
      -------------------------------                 -------------------
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

         The number of shares outstanding of each of the issuer's classes of common equity, as of July 23, 2001: common stock - 66,665,631.

                                  RENTECH, INC.
                           FORM 10-Q QUARTERLY REPORT
                          THIRD QUARTER OF FISCAL 2001

                                Table of Contents

                   PART I - FINANCIAL INFORMATION (UNAUDITED)

Item 1.  Consolidated Financial Statements:

                  Consolidated Balance Sheets as of June 30, 2001
                  and September 30, 2000 ............................................    4

                  Consolidated Statements of Operations for the three and
                  nine months ended June 30, 2001 and 2000 ..........................    6

                  Consolidated Statement of Stockholders' Equity for
                  the nine months ended June 30, 2001 ...............................    7

                  Consolidated Statements of Cash Flows for the nine
                  months ended June 30, 2001 and 2000 ...............................    8

                  Notes to the Consolidated Financial Statements ....................    9

Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ...............................   15

Item 3.  Quantitative and Qualitative Disclosures about Market Risk .................   21


                             PART II - OTHER INFORMATION

Item 1. Legal Proceedings - None ....................................................   21

Item 2. Change in Securities and Use of Proceeds ....................................   21

Item 3. Defaults Upon Senior Securities - None ......................................   22

Item 4. Submission of Matters to a Vote of Security Holders .........................   22

Item 5. Other Information - None ....................................................   22

Item 6. Exhibits and Reports on Form 8-K ............................................   22

        (a)    Exhibits
        (b)    Form 8-K

Signatures ..........................................................................   23

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

RENTECH, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

                                                                    JUNE 30,
                                                                      2001        September 30,
                                                                   (UNAUDITED)        2000
                                                                  -------------   -------------
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                     $   1,509,376   $   1,516,815
    Accounts receivable, net of allowance
      of $6,129 and $4,400                                            1,572,756         745,204
    Other receivables                                                    71,032          55,459
    Receivable from related party                                        68,241          64,246
    Inventories                                                         214,858         117,866
    Prepaid expenses and other current assets                           154,443         106,480
                                                                  -------------   -------------

Total Current Assets                                                  3,590,706       2,606,070
                                                                  -------------   -------------

PROPERTY AND EQUIPMENT, net of accumulated depreciation
      and amortization of $803,276 and $566,512                       3,909,887       3,583,548
                                                                  -------------   -------------

OTHER ASSETS
    Licensed technology, net of accumulated
      amortization of $1,801,995 and $1,630,437                       1,629,153       1,800,711
    Capitalized software costs, net of accumulated
      amortization of $165,590 and $0                                 1,105,763         851,610
    Goodwill, net of accumulated amortization
      of $372,605 and $302,248                                        1,034,548       1,104,905
    Investment in ITN/ES                                              3,079,107       3,079,107
    Investment in Dresser                                             1,842,135       1,842,135
    Investment in Sand Creek                                             21,975          10,584
    Technology rights, net of accumulated
      amortization of $103,388 and $83,039                              184,358         204,707
    Deposit for acquisition                                           1,326,743       1,019,465
    Deposits, receivable and other assets, net of $167,206
      allowance for doubtful accounts                                   595,467         359,750
                                                                  -------------   -------------

Total Other Assets                                                   10,819,249      10,272,974
                                                                  -------------   -------------

Total Assets                                                      $  18,319,842   $  16,462,592
                                                                  =============   =============

See notes to the consolidated financial statements.

RENTECH, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (continued)

                                                                                   JUNE 30,
                                                                                     2001        September 30,
                                                                                 (UNAUDITED)          2000
                                                                                -------------    -------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                             $     406,314    $     358,885
   Accrued payroll                                                                    412,573           78,005
   Accrued liabilities                                                                 72,142           78,817
   Contract liability                                                                 750,000               --
   Current portion of long-term debt                                                   50,836          243,553
                                                                                -------------    -------------

Total Current Liabilities                                                           1,691,865          759,260
                                                                                -------------    -------------

LONG-TERM LIABILITIES
   Long-term debt, net of current portion                                           1,023,106          990,107
   Lessee deposits                                                                      7,103            9,248
                                                                                -------------    -------------
Total Long-Term Liabilities                                                         1,030,209          999,355
                                                                                -------------    -------------

Total Liabilities                                                                   2,722,074        1,758,615
                                                                                -------------    -------------

COMMITMENTS

STOCKHOLDERS' EQUITY
   Series B convertible preferred stock - $10 par value; 800,000 shares
     authorized; 613,886 shares issued and converted, none outstanding                     --               --
   Series C participating preferred stock - $10 par value; 500,000
     shares authorized; no shares issued or outstanding                                    --               --
   Common stock - $.01 par value; 100,000,000 shares
     authorized; 66,665,631 and 62,824,228 shares
     issued and outstanding                                                           666,653          628,240
   Additional paid-in capital                                                      36,439,305       32,925,887
   Unearned compensation                                                              (30,831)         (49,829)
   Accumulated deficit                                                            (21,477,359)     (18,800,321)
                                                                                -------------    -------------

Total Stockholders' Equity                                                         15,597,768       14,703,977
                                                                                -------------    -------------

Total Liabilities and Stockholders' Equity                                      $  18,319,842    $  16,462,592
                                                                                =============    =============

See notes to the consolidated financial statements.

RENTECH, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)

                                                Three Months Ended               Nine Months Ended
                                                     June 30,                        June 30,
                                               2001            2000            2001            2000
                                           ------------    ------------    ------------    ------------
REVENUES:
       Product sales                       $    758,959    $    668,515    $  1,736,114    $  1,526,377
       Service sales                          1,555,249         615,745       3,766,323       1,596,600
       Royalty income                            60,000          60,000         180,000         200,000
       Rental income                             34,608          31,414          92,646          92,003
                                           ------------    ------------    ------------    ------------
Total Revenues                                2,408,816       1,375,674       5,775,083       3,414,980
                                           ------------    ------------    ------------    ------------

COST OF SALES:
       Product sales                            429,582         307,681         826,393         733,192
       Service sales                          1,326,836         496,120       2,978,140       1,323,608
                                           ------------    ------------    ------------    ------------
Total Cost of Sales                           1,756,418         803,801       3,804,533       2,056,800
                                           ------------    ------------    ------------    ------------

GROSS PROFIT                                    652,398         571,873       1,970,550       1,358,180

OPERATING EXPENSES:
       General and administrative               945,304       1,654,181       3,704,526       3,608,334
       Research and development                  99,787         329,726         147,816         559,250
       Depreciation and amortization            198,884         111,246         534,932         329,731
       Loss on disposal of assets                    --              --              --           9,142
                                           ------------    ------------    ------------    ------------
Total Operating Expenses                      1,243,975       2,095,153       4,387,274       4,506,457
                                           ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS                           (591,577)     (1,523,280)     (2,416,724)     (3,148,277)

OTHER INCOME (EXPENSE):
       Interest income                           34,692          61,266         101,938          99,657
       Interest expense                         (22,230)        (33,057)        (71,449)       (107,749)
       Equity in loss of investee              (113,758)       (236,089)       (290,803)       (305,910)
                                           ------------    ------------    ------------    ------------
Total Other Income (Expense)                   (101,296)       (207,880)       (260,314)       (314,002)
                                           ------------    ------------    ------------    ------------

                                           ------------    ------------    ------------    ------------
NET LOSS                                       (692,873)     (1,731,160)     (2,677,038)     (3,462,279)
                                           ------------    ------------    ------------    ------------

Dividends on preferred stock                         --              --         466,180          89,612
                                           ------------    ------------    ------------    ------------

LOSS APPLICABLE TO COMMON STOCK            $   (692,873)   $ (1,731,160)   $ (3,143,218)   $ (3,551,891)
                                           ------------    ------------    ------------    ------------

BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF COMMON SHARES OUTSTANDING          65,467,127      61,970,497      64,180,873      56,009,496
                                           ------------    ------------    ------------    ------------

PER SHARE LOSS:
       Basic and diluted                   $      (0.01)   $      (0.03)   $      (0.05)   $      (0.06)
                                           ============    ============    ============    ============

See notes to consolidated financial statements.

RENTECH, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity
For the Nine Months Ended June 30, 2001 (Unaudited)

                                                        Convertible
                                                      Preferred Stock              Common Stock          Additional
                                                          Series B                            Par         Paid-in
                                                    Shares       Amount          Shares       Value       Capital
                                                   --------    ----------     -----------   ---------   ------------
Balances, October 1, 2000                                --    $       --      62,824,228   $ 628,240   $ 32,925,887
Common stock issued for cash, net of
     offering costs of $39,808                           --            --       2,000,000      20,000      1,840,192
Common stock issued for exercise of options
     and warrants                                        --            --         518,027       5,180        530,820
Preferred stock issued for cash, net of
     offering costs of $109,713                      88,888       888,888              --          --       (109,713)
Common stock issued for conversion of
     preferred stock                                (88,888)     (888,888)      1,123,376      11,233        877,655
Common stock issued for deposit on
     business acquisition                                --            --         200,000       2,000        242,000
Deemed dividends on convertible
      preferred stock of $466,180                        --            --              --          --             --
Warrants for convertible preferred stock
     redeemed for cash                                   --            --              --          --         (2,084)
Options granted/earned for services                      --            --              --          --        134,548
Net loss for the nine months ended June 30, 2001         --            --              --          --             --
                                                   --------    ----------     -----------   ---------   ------------

Balances, June 30, 2001 (unaudited)                      --    $       --      66,665,631   $ 666,653   $ 36,439,305
                                                   ========    ==========     ===========   =========   ============

                                                                                      Total
                                                     Unearned      Accumulated     Stockholders'
                                                   Compensation      Deficit         Equity
                                                   ------------    ------------    -------------
Balances, October 1, 2000                          $    (49,829)   $(18,800,321)   $  14,703,977
Common stock issued for cash, net of
     offering costs of $39,808                               --              --        1,860,192
Common stock issued for exercise of options
     and warrants                                            --              --          536,000
Preferred stock issued for cash, net of
     offering costs of $109,713                              --              --          779,175
Common stock issued for conversion of
     preferred stock                                         --              --               --
Common stock issued for deposit on
     business acquisition                                    --              --          244,000
Deemed dividends on convertible
      preferred stock of $466,180                            --              --               --
Warrants for convertible preferred stock
     redeemed for cash                                       --              --           (2,084)
Options granted/earned for services                      18,998              --          153,546
Net loss for the nine months ended June 30, 2001             --      (2,677,038)      (2,677,038)
                                                   ------------    ------------    -------------

Balances, June 30, 2001 (unaudited)                $    (30,831)   $(21,477,359)   $  15,597,768
                                                   ============    ============    =============

See notes to the consolidated financial statements.

RENTECH, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

For the Nine Months Ended June 30,                                             2001              2000
----------------------------------                                         -------------    -------------
OPERATING ACTIVITIES:
   Net Loss                                                                $  (2,677,038)   $  (3,462,279)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                                              664,619          454,716
      Increase in allowance for doubtful accounts                                  1,729               --
      Services paid with options and warrants                                    153,546          351,999
      Loss on disposal of assets                                                      --            9,142
      Equity in loss of investee                                                 290,803          305,910
      Changes in operating assets and liabilities:
        Increase in accounts receivables                                        (829,281)        (203,443)
        Increase in other receivables and
          receivable from related party                                          (19,568)        (144,978)
        Increase in inventories                                                  (96,992)         (14,749)
        (Increase) Decrease in prepaids and other current assets                 (47,963)          24,627
        Increase in interest receivable                                          (63,278)              --
        Increase in accounts payable and other
          accrued liabilities                                                    375,322          149,146
        Decrease in lessee deposits                                               (2,145)              --
                                                                           -------------    -------------

Net Cash Used in Operating Activities                                         (2,250,246)      (2,529,909)
                                                                           -------------    -------------

INVESTING ACTIVITIES:
   Purchase of property and equipment                                           (467,252)        (392,987)
   Payment for capitalized software costs                                       (419,743)              --
   Increase in investments                                                      (302,194)        (541,664)
   Proceeds from disposal of property and equipment                                   --           31,687
   Increase in deposits and other assets                                         (49,763)        (288,809)
                                                                           -------------    -------------

Net Cash Used in Investing Activities                                         (1,238,952)      (1,191,773)
                                                                           -------------    -------------

FINANCING ACTIVITIES:
   Proceeds from issuance of convertible preferred stock, net                    779,175          166,660
   Proceeds from issuance of common stock, net                                 2,396,192        6,929,961
   Payment for deferred offering costs                                          (185,954)        (605,169)
   Redemption of preferred stock and warrants to purchase common stock            (2,084)        (285,000)
   Proceeds from contract liability                                              750,000               --
   Payment on long-term debt and notes payable                                  (255,570)        (308,572)
                                                                           -------------    -------------

Net Cash Provided by Financing Activities                                      3,481,759        5,897,880
                                                                           -------------    -------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (7,439)       2,176,198
Cash and Cash Equivalents,
   Beginning of Period                                                         1,516,815          308,182
                                                                           -------------    -------------
Cash and Cash Equivalents,
   End of Period                                                           $   1,509,376    $   2,484,380
                                                                           =============    =============

See notes to consolidated financial statements.

RENTECH, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2001 (Unaudited)

1.         BASIS OF PRESENTATION

           The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements included in the Company's September 30, 2000 annual report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the full fiscal year ending September 30, 2001.

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

           Capitalized Software - Capitalized software represents amounts paid for software development which is being amortized over a three year period using the straight-line method. The Company has capitalized $419,743 in capitalized software costs during the current fiscal year.

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

           Investment in Dresser - The Company has a 5% investment in Dresser Engineers & Construction, Inc. The investment is stated at cost. The investment is evaluated periodically and is carried at the lower of cost or net realizable value. The Company has also paid a deposit of $175,000 toward the purchase of an additional 5% investment in Dresser. The Company has not received formal transfer of the additional investment in Dresser.

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

           Deferred Offering Costs - Deferred offering costs include professional fees directly related to the Company's proposed future equity offering. If the offering is successful, costs incurred will be offset against the proceeds of the offering. If the offering is unsuccessful, such costs will be expensed.

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

           Net Loss Per Common Share - Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128") provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. For the nine months ended June 30, 2001 and 2000, total stock options of 8,074,300 and 8,003,000, and total stock warrants of 3,992,977 and 3,981,305 were not included in the computation of diluted loss per share because their effect was anti-dilutive.

           Reclassifications - Certain reclassifications have been made to the 2000 balance sheet in order for it to conform to the 2001 presentation. Such reclassifications have no impact on the Company's results of operations.

           Recent Accounting Pronouncements - The Financial Accounting Standards Board ("FASB") has recently issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133, amended by SFAS No. 137 and SFAS No. 138, established standards for recognizing all derivative instruments at fair value. This Statement is effective for quarters of fiscal years beginning after June 15, 2000. The adoption of this statement did not have an impact on the Company's consolidated financial statements.

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

                In July 2001, the FASB issued SFAS No. 141, "Business Combinations", SFAS No. 141 improves the transparency of the accounting and reporting for business combinations by requiring that all business combinations be accounted for under a single method - the purchase method. This Statement is effective for all business combinations initiated after June 30, 2001.

                In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". This statement applies to intangibles and goodwill acquired after June 30, 2001, as well as goodwill and intangibles previously acquired. Under this statement goodwill as well as other intangibles determined to have an infinite life will no longer be amortized; however these assets will be reviewed for impairment on a periodic basis. This statement is effective for the Company for the first quarter in the fiscal year ended September 2002. Management is currently evaluating the impact that this statement will have on the Company's financial statements.

3.         STOCKHOLDERS' EQUITY

           Common Stock - For the nine months ended June 30, 2001, the Company issued 518,027 shares of its common stock upon the exercise of stock options and stock warrants for cash proceeds of $536,000, and 2,000,000 shares of its common stock for cash proceeds of $1,900,000, net of $39,808 in offering costs. In February 2001, the Company issued 200,000 shares of its common stock with a market value of $244,000 as part of a deposit which will be used to acquire a majority interest in Ren Corporation ("Ren"). Upon closing of this transaction, the majority of the advance will be applied to the purchase price. If the transaction does not close, REN must repay the advance plus 8% accrued interest no later than six months from the date of the Company's written notice that the purchase will not be completed. The final agreement is subject to the Company's due diligence, the funding of the purchase and approval by the management of each company.

           Preferred Stock - In December 2000, the Company issued for cash 44,444 shares of Series B convertible preferred stock ("preferred stock") for $394,337, net of $50,107 in offering costs. The Company recorded a deemed dividend of $100,006 when it issued the preferred stock as the preferred stock was convertible at a discount into common stock of the Company. In March 2001, the Company issued for cash and a subscription receivable 44,444 shares of preferred stock for $384,838, net of $59,606 in offering costs. The Company recorded a deemed dividend of $366,174 when it issued the preferred stock as the preferred stock was convertible at a discount into common stock of the Company. The subscription receivable was repaid in April 2001. During the second quarter of 2001, the holder converted all of its preferred stock into 1,123,376 shares of common stock. The original conversion period was 120 days, however, the Company requested that the holder convert the preferred stock earlier.

           Stock Options - During February 2000, the Company entered into a consulting agreement under which 480,000 stock options were granted. For the nine months ended June 30, 2001, the Company recorded $114,828 in consulting expense from the issuance of these stock options.

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

                                                             Three Months Ended                Nine Months Ended
                                                                   June 30,                        June 30,
                                                         ----------------------------    ----------------------------
                                                             2001            2000            2001            2000
                                                         ------------    ------------    ------------    ------------
                Revenues:
                      Paint                              $    758,959    $    668,515    $  1,736,114    $  1,526,377
                      Alternative Fuels                       818,187         210,062       1,942,957         590,997
                      Mud Logging Services                    797,062         465,683       2,003,366       1,205,603
                      Real Estate                              34,608          31,414          92,646          92,003
                                                         ------------    ------------    ------------    ------------
                                                         $  2,408,816    $  1,375,674    $  5,775,083    $  3,414,980
                                                         ------------    ------------    ------------    ------------

                Operating income (loss):
                      Paint                              $     45,997    $    157,728    $    117,923    $    160,839
                      Alternative Fuels                      (734,421)     (1,734,465)     (2,723,948)     (3,287,365)
                      Mud Logging Services                     88,729          10,189         183,195         (73,508)
                      Real Estate                               8,118          43,268           6,106          51,757
                                                         ------------    ------------    ------------    ------------
                                                         $   (591,577)   $ (1,523,280)   $ (2,416,724)   $ (3,148,277)
                                                         ------------    ------------    ------------    ------------

                Depreciation and amortization:
                      Paint                              $     27,757    $     71,190    $     83,269    $    122,741
                      Alternative Fuels                       173,637          56,727         455,543         211,818
                      Mud Logging Services                     29,454          29,293          86,243          82,828
                      Real Estate                              13,265          13,050          39,564          37,329
                                                         ------------    ------------    ------------    ------------
                                                         $    244,113    $    170,260    $    664,619    $    454,716
                                                         ------------    ------------    ------------    ------------
                Equity in net loss of investees:
                      Alternative Fuels                  $   (113,758)   $   (236,089)   $   (290,803)   $   (305,910)
                                                         ------------    ------------    ------------    ------------

                Expenditures for additions and
                      long-lived assets:
                      Paint                              $         --    $     46,604    $         --    $     46,604
                      Alternative Fuels                       371,084         171,285         741,059         239,429
                      Mud Logging Services                    136,771          34,021         235,829         106,954
                      Real Estate                                  --              --           5,959              --
                                                         ------------    ------------    ------------    ------------
                                                         $    507,855    $    251,910    $    982,847    $    392,987
                                                         ------------    ------------    ------------    ------------

                Investment in equity method investees:
                      Alternative Fuels                  $     21,975    $     58,703    $     21,975    $     58,703
                                                         ------------    ------------    ------------    ------------

                Total assets:
                      Paint                              $  1,625,458    $  1,495,799    $  1,625,458    $  1,495,799
                      Alternative Fuels                    12,978,057      11,862,628      12,978,057      11,862,628
                      Mud Logging Services                  2,072,880       1,636,182       2,072,880       1,636,182
                      Real Estate                           1,643,447       1,674,640       1,643,447       1,674,640
                                                         ------------    ------------    ------------    ------------
                                                         $ 18,319,842    $ 16,669,249    $ 18,319,842    $ 16,669,249
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

           On April 15, 2000 as amended, the Company granted Texaco Energy Systems, Inc. the exclusive right to negotiate for Texaco's participation in the project to retrofit the Sand Creek plant for the planned purpose. Texaco had the right to evaluate and acquire up to one-half of the Company's 50% interest in Sand Creek Energy LLC. This agreement expired on April 15, 2001.

           During the nine months ended June 30, 2001, the Company contributed $302,194 to SCE and recognized $290,803 related to its equity in SCE's loss. As of June 30, 2001, the Company has recorded a $21,975 investment in SCE.

6.         CONTRACT LIABILITY

            On January 18, 2001, the Company was granted a services contract by the Wyoming Business Council, Energy Section, Investment Ready Communities Division ("WBC"). Under the contract, Rentech will receive $800,000 to finance a Gas-to-Liquids ("GTL") feasibility study within the State. The WBC funding will be used to evaluate two potential GTL projects utilizing Rentech's patented and proprietary Fischer-Tropsch Gas-to-Liquids technology. Phase I involves studying the feasibility of retrofitting a portion of an existing methanol facility in Wyoming. Phase II entails the study of the feasibility of constructing a separate greenfield plant at the same site. Rentech estimates that it will take approximately six to nine months to complete the study. If the Company determines that it is not feasible to proceed with the conversion of the facility, the Company will repay the grant at the rate of 120% of the original

$800,000 for a total of $960,000 over a period of time not to exceed six years. The repayment will be from a 5% share of royalties from the conversion of methanol facilities to Rentech GTL technology worldwide. If the Company chooses to proceed with the conversion and/or purchase of the methanol facility in Wyoming, the Company will repay WBC the $800,000 at financing for conversion of the facility. In addition, the Company will provide to WBC a royalty of $.15/ barrel of Rentech Fisher Tropsch liquid produced from the facility after conversion is complete using the Rentech GTL technology. The royalty will be paid for the first four years of commercial operation of the facility. On February 9, 2001, the Company received the first $750,000 payment as per the terms of the contract. The payment is recorded as a current contract liability.

7.         SUPPLEMENTAL DATA TO STATEMENTS OF CASH FLOWS

           For the nine months ended June 30, 2001 and 2000, the Company made cash interest payments of $71,203 and $107,749.

           Excluded from the statements of cash flows for the nine months ended June 30, 2001 and 2000 were the effects of certain non-cash investing and financing activities as follows:

                        Nine Months Ended June 30,                           2001         2000
-----------------------------------------------------------------------   ----------   -----------
Issuance of common stock for conversion of convertible
    preferred stock and dividends                                         $  888,888   $ 1,299,082
Issuance of common stock for deposit on potential business
    acquisition                                                           $  244,000   $   400,000
Purchase of equipment financed with a capital lease obligation            $   95,852   $        --
Issuance of common stock for prepaid expenses                             $       --   $   106,240
Issuance of stock options for unearned compensation                       $       --   $   137,549
Issuance of warrants for offering costs                                   $       --   $    33,257
Issuance of warrants for acquisition costs in business acquisition        $       --   $    16,281

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE NINE AND THREE MONTHS ENDED JUNE 30, 2001 AND 2000

RESULTS OF OPERATIONS

           Revenues. We had revenues from product sales, service sales, royalty income, and rental income for the nine months ended June 30, 2001 and 2000 of $5,775,083 and $3,414,980, respectively.

         Product Sales. Our product sales were realized from sales of water-based stains, sealers and coatings by our subsidiary, OKON, Inc. through which we conduct this paint business segment. These sales produced revenues of $1,736,114 and $758,959 for the nine and three months ended June 30, 2001. This compares to revenues from this segment of $1,526,377 and $668,515 for the nine and three months ended June 30, 2000. The increase of 14% in revenues for the nine and three months ended June 30, 2001 from this segment was primarily due to the introduction of new products, addition of new customers and increased marketing activities.

         Service Sales. Service sales are provided by two of our business segments. The segments are the mud logging subsidiary and the technical services related to the Rentech GTL Technology. The technical services are provided through the scientists, engineers and technicians who staff our development and testing laboratory.

         Service sales in the amount of $2,003,366 and $797,062 were derived from contracts for the mud logging services provided by our subsidiary, Petroleum Mud Logging, Inc., during the nine and three months ended June 30, 2001. Our mud logging service revenues for this period increased by $797,763 and $331,379 over the service revenues of $1,205,603 and $465,683 during the nine and three months ended June 30, 2000. The increases in mud logging service revenues were due primarily to increased demand for our mud logging services, particularly for new wells drilled for natural gas. In response, we outfitted eight of our mud log vehicles with new equipment and were thereby able to expand our services while having more units in the field than during the corresponding period of 2000. In addition, we have purchased several new units to increase our capacity in order to meet increased demand for these services. In addition, we increased the daily rates for these services.

         Service sales also included revenue earned for technical services provided to certain customers with regard to the Rentech GTL Technology. Our service revenues for these technical services were $1,762,957 and $758,187 during the nine and three months ended June 30, 2001 as compared to $390,997 and $150,062 during the nine and three months ended June 30, 2000. The increases of 351% and 405% in revenue for the nine and three months ended June 30, 2001 was primarily due to the addition of several new customers and the increase in services provided to existing customers. These technical services were provided at our development and testing laboratory.

         Royalty Income. Royalty income consisted of royalties that we earned as a result of our October 1998 license of the Rentech GTL Technology to Texaco. Under the agreement, we received royalties of $180,000 and $60,000 for the nine and three months ended June 30, 2001, as compared to $200,000 and $60,000 for the nine and three months ended June 30, 2000.

         Rental Income. We leased part of our development and testing laboratory building in Denver to two tenants. These tenants provided rental income to us. Rental income from this facility contributed $92,646 and $34,608 in revenue for the nine and three months ended June 30, 2001 as compared to $92,003 and $31,414 for the nine and three months ended June 30, 2000.

         Cost of Sales. Our cost of sales includes costs for our paint business products as well as for our mud logging and technical services. During the nine and three months ended June 30, 2001, the combined cost of sales increased by 85% and 119% to $3,804,533 and $1,756,418 from $2,056,800 and $803,801 for the comparable periods from the prior year. The increase of $1,747,733 and $952,617 relates almost entirely to costs associated with the addition of new revenues from these three business segments.

         Cost of sales for product sales are the costs of sales of our paint business segment for sales of stains sealers and coatings. During the nine and three months ended June 30, 2001, our cost of sales for the paint segment increased by $93,201 and $121,901 to $826,393 and $429,582, as compared to the comparable periods in 2000. These increases of 13% and 40% are almost entirely related to the increase in revenues, and during the current quarter, to the start-up costs associated with using a third party filler to produce certain products.

         Cost of sales for mud logging services were $1,439,131 and $593,511 for the nine and three months ended June 30, 2001, up from $732,611 and $286,058 for the comparable periods from the prior year. These increases of $706,520 and $307,453 are directly related to the increase in revenues of this segment and are primarily due to the addition of more mud logging vehicles and field employees to operate them as we expanded to meet the growth in demand for mud logging for new natural gas wells.

         Cost of sales for technical services were $1,539,009 and $733,325 during the nine and three months ended June 30, 2001, up from $590,997 and $210,062 for the nine and three months ended June 30, 2000. These increases of $948,012 and $523,263 are primarily due to our expanded range of technical services provided. We added additional engineers and technicians to staff our development and testing laboratory which increased salaries and the related overhead expenditures for the technical services segment.

         Gross Profit. Our gross profit for the nine and three months ended June 30, 2001 was $1,970,550 and $652,398, as compared to $1,358,180 and $571,873 for the comparable periods of 2000. The increases of $612,370 and $80,525 result from the combined contributions of additional revenues of all of our business segments, including an increase in product sales by our paint segment (up 14%), and increased service revenues from our mud logging and technical services segments (up 136% and 153%). These additions to gross profit were offset by corresponding increases in costs of sales of 13% and 40% for the paint segment and increases of 125% and 167% for our mud logging and technical services segments. Cost of sales for the paint segment increased as gross profit decreased for the segment primarily because of start-up costs associated with using a third party filler to produce certain products. Cost of sales for the mud logging and technical services segments increased at a lower rate than the related gross profit for the nine month period and increased at a higher rate for the three month period ended June 30, 2001 due to the recent costs related to putting more mud logging units into the field, and to the additional costs incurred at the development and testing laboratory.

         Operating Expenses. Operating expenses consist of general and administrative expense, depreciation and amortization expense and research and development expense.

         General and Administrative Expenses. General and administrative expenses were $3,704,526 and $945,304 for the nine and three months ended June 30, 2001, up $96,192 and down $708,877 from the nine and three months ended June 30, 2000 when these expenses were $3,608,334 and $1,654,181. The increase for the nine month period is attributable to an increase in business volume which includes expenses related to the hiring of additional laboratory technicians for our technical services segment, increased office staffing and the inflationary impact on existing employee salaries. The decrease for the three month period is attributable to more efficient operations, utilization of employee time to GTL technical services projects and the lack of a $334,921 one-time charge for options granted for consulting services as occurred in fiscal 2000.

         Depreciation and Amortization. Depreciation and amortization expense for the nine and three months ended June 30, 2001 was $664,619 and $244,113. Of these amounts, $129,687 and $45,229 were included in cost of sales. Depreciation and amortization expense for the nine and three months ended June 30, 2000 was $454,716 and $170,260, of which $124,985 and $59,014 were included in cost of sales. The increase in depreciation and amortization expense is attributable to the additional equipment acquired for our mud logging segment and for the development and testing laboratory, and to the amortization of software capitalized at the end of fiscal 2000.

         Research and Development. Research and development expense was $147,816 and $99,787 for the nine and three months ended June 30, 2001, decreased by $411,434 and $229,939 from the corresponding periods of 2000, when this expense was $559,250 and $329,726. This decrease is primarily due to the significant increase in billable work being performed at the development and testing laboratory for customers which in turn decreased the amount of cost related to research and development.

         Total Operating Expenses. Total operating expenses for the nine and three months ended June 30, 2001 were $4,387,274 and $1,243,975, as compared to $4,506,457 and $2,095,153 for the corresponding periods of 2000, a decrease of $119,183 and $851,178. These decreases in total operating expenses are a result of the factors, previously described, that relate to operating expenses.

         Loss From Operations. Loss from operations for the nine and three months ended June 30, 2001 decreased by $731,553 and $931,703 to a loss of $2,416,724 and $591,577, as compared to a loss of $3,148,277 and $1,523,280 for the corresponding periods in 2000. The decreased losses are attributable to an increase in gross profit contributed by our operating segments, and to a decrease in general and administrative expenses for the three months ended June 30, 2001.

         Other Income (Expense). Other income (expense) include interest income, interest expense and equity in loss of investee.

         Interest Income. Interest income for the nine and three months ended June 30, 2001 was $101,938 and $34,692 compared to $99,657 and $61,266 for the nine and three months ended June 30, 2000. The decreased interest income for the three month period ended June 30, 2001 was due primarily to having fewer funds invested in interest-bearing cash accounts.

         Interest Expense. Interest expense for the nine and three months ended June 30, 2001 was $71,449 and $22,230, decreased from $107,749 and $33,057 for the nine and three months ended June 30, 2000. The decrease in interest expense is primarily the result of the pay-off of our indebtedness associated with purchase of the mud logging assets.

         Equity in Loss of Investee. During the nine and three months ended June 30, 2001, we recognized $290,803 and $113,758 in equity in loss of investee. This represents our 50% share of the loss incurred by our joint venture in Sand Creek Energy LLC. The LLC is holding and maintaining the mothballed Sand Creek methanol plant. We are considering retrofitting this plant to use it as a large pilot plant for continuing work with the Rentech GTL Technology. This compares to a loss of $305,910 and $236,089 for the nine and three months ended June 30, 2000, with the decrease for the three months primarily resulting from decreased activities at the plant during the current fiscal year.

         Total Other Expenses. Total other expense decreased to $260,314 and $101,296 for the nine and three months ended June 30, 2001, a decrease of $53,688 and $106,584 over total other expenses of $314,002 and

$207,880 for the comparable nine and three months ended June 30, 2000. The decrease in total other expenses resulted from the combination of the factors previously described as other income (expense).

         Net Loss. For the nine and three months ended June 30, 2001, we experienced a net loss of $2,677,038 and $692,873 compared to net losses of $3,462,279 and $1,731,160 for the nine and three months ended June 30, 2000. The $785,241 and $1,038,287 decrease in net loss for the nine and three months ended June 30, 2001 resulted primarily from the increase in gross profit and decrease in operating expenses of all of our business segments.

                  Dividends on Convertible Preferred Stock. Dividends on convertible preferred stock is the imputed amount calculated when there is a discount from fair market value of our common stock compared to the conversion rate, plus the 9% dividend that accrues on the convertible preferred stock. The dividends are deducted from net loss in order to arrive at loss applicable to common stock. During the nine months ended June 30, 2001 and 2000, we issued convertible preferred stock, and we were required to calculate a deemed dividend in both periods. During the nine months ended June 30, 2001, we recorded dividends of $466,180 compared to $89,612 during the nine months ended June 30, 2000.

                  Loss Applicable to Common Stock. As a result of recording dividends on convertible preferred stock as described above, the loss applicable to common stock was $3,143,218 or $.05 per share and $692,873 or $.01 per share for the nine and three months ended June 30, 2001 as compared to $3,551,891 or $.06 per share and $1,731,160 or $.03 per share for the nine and three months ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2001, we had working capital of $1,898,841 as compared to working capital of $1,846,810 at September 30, 2000. The relatively small increase in working capital is primarily due the significant increase in trade receivables, with a corresponding decrease due to the use of cash for operations.

         As of June 30, 2001, we had $3,590,706 in cash and other current assets, including net accounts receivable of $1,572,756. At that time, our current liabilities were $1,691,865. We had long-term liabilities of $1,030,209. Most of our long-term liabilities relate to our mortgage on our laboratory facility, which is due on March 1, 2029. We purchased the facility in February 1999.

         The primary source of our liquidity has been equity capital contributions. We added additional sources of liquidity through cash flow generated by the operations of OKON, Inc. and Petroleum Mud Logging, Inc., the license agreement with Texaco and billings for technical services relating to the Rentech GTL Technology.

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

         We anticipate needs for substantial amounts of new capital to acquire and retrofit one or more methanol or other industrial gas plants to use the Rentech GTL Technology, purchase property and equipment, and to continue significant research and development programs for the GTL projects we are considering. We expect to undertake these types of expenditures in an effort to commercialize the technology in one or more plants in which we may acquire partial ownership. Even if we succeed in obtaining construction loans secured by the projects involving the plants to be retrofitted, we expect to need significant amounts of capital as our required share of the total investment in these projects. We may attempt to fund some of these project costs through sales of some part of our ownership, if we have any, in any industrial gas plant that we may attempt to retrofit. At this time, we own a one-half interest in one plant, which is the mothballed Sand Creek methanol plant. We are not targeting it for use as a commercial scale plant to use our technology. Instead, we are considering plans to retrofit it for our use as a large pilot plant for continued improvement of the Rentech GTL Technology.

         We are considering proposals to acquire ownership interests or leasehold rights in one or more methanol or other industrial gas plants that are presently under-utilized. Under these proposals, we would have to contribute capital, alone or possibly in a joint venture with a present owner, to retrofit a plant to use the Rentech GTL Technology. Our goal is to operate any converted plant on a commercial basis and realize a new source of revenues for the production and sale of liquid hydrocarbons.

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

ANALYSIS OF CASH FLOW

         Operating Activities. Operating activities produced net losses of $2,677,038 and $3,462,279 for the nine month periods ended June 30, 2001 and 2000, respectively. The cash flows used in operations for those periods resulted from the following operating activities.

         Depreciation and Amortization. Depreciation and amortization are non-cash expenses. These expenses increased during the nine months ended June 30, 2001 by $209,903, compared to the nine months ended June 30, 2000. The increase is primarily due to the addition of equipment for our development and testing laboratory and for our mud logging business segment, and for software capitalized at the end of fiscal 2000.

         Stock Options and Warrants Issued for Services. We issued stock options and warrants for services in the amounts of $153,546 and $351,999 for the nine months ended June 30, 2001 and 2000, respectively. These options were issued in lieu of cash to certain independent contractor consultants for their services.

         Equity in Loss of Investee. We recognized equity in loss of investee in the amount of $290,803 during the nine month period ended June 30, 2001. This represents our 50% share of the loss incurred by our joint venture in Sand Creek Energy LLC. The LLC is holding and maintaining the mothballed Sand Creek methanol plant. We are considering retrofitting this plant to use the Rentech GTL Technology as a large pilot plant for further improvements to the technology. We acquired our investment in the plant during the second quarter of fiscal year 2000, and the $305,910 loss during the nine months ended June 30, 2000 was comparable.

         Changes in Operating Assets and Liabilities. The changes in operating assets and liabilities result from the following factors.

         Accounts Receivable. Accounts receivable increased by $829,281 and $203,443 for the nine months ending June 30, 2001 and 2000, respectively. Accounts receivable increased during the nine month periods primarily due to increased revenues from all of our business segments.

         Accounts Payable and Other Accrued Liabilities. Accounts payable and other accrued liabilities increased by $375,322 and $149,146 during the nine month periods ended June 30, 2001 and 2000, respectively, which reflects our increases in levels of operations.

         Net Cash Used in Operating Activities. The total net cash used in operations decreased to $2,250,246 during the nine months ended June 30, 2001, as compared to $2,529,909 for the nine months ended June 30, 2000. The decrease reflects increased gross profits and decreased operating expenses during the current fiscal year.

         Investing Activities. Investing activities during the nine month periods ended June 30, 2001 and 2000 included purchases of property and equipment of $467,252 and $392,987, respectively, primarily for our development and testing laboratory and mud logging vehicles. These vehicles were specially equipped for our mud logging business segment. In addition, investing activities during the nine months ended June 30, 2001 included payments for capitalized software costs in the amount of $419,743. The software will be used in the commercialization of our GTL technology. Investing activities during the nine month periods ended June 30, 2001 and 2000, respectively, also included $302,194 and $541,664 which were used to fund our 50% share of expenses of Sand Creek Energy, LLC.

         Financing Activities. Financing activities during the nine months ended June 30, 2001 provided $2,396,192 in cash from the issuance of common stock compared to $6,929,961 during the nine months ended June 30, 2000. During the nine months ended June 30, 2001, we received net proceeds of $779,175 from the issuance of convertible preferred stock as compared to net proceeds of $166,660 during the nine months ended June 30, 2000. We redeemed warrants to purchase common stock during the nine months ended June 30, 2001 in the amount of $2,084. We redeemed 23,832 shares of convertible preferred stock for $285,000 in cash during the nine months ended June 30, 2000. During the nine months ended June 30, 2001, we received proceeds from a contract liability of $750,000, and we repaid $255,570 in long-term debt obligations as compared to no such proceeds during the nine months ended June 30, 2000 and the repayment of $308,572 in long-term debt obligations during that period. During the nine months ended June 30, 2001, we paid $185,954 in deferred offering costs for a proposed future equity offering, compared to $605,169 of such payments during the nine months ended June 30, 2000. The net cash provided by financing activities during the nine months ended June 30, 2001 was $3,481,759, compared to $5,897,880 in cash provided by financing activities during the nine months ended June 30, 2000.

         Cash decreased during the nine months ended June 30, 2001 by $7,439 compared to an increase of $2,176,198 during the nine months ended June 30, 2000. These changes decreased the ending cash balance to $1,509,376 at June 30, 2001 from $2,484,380 at June 30, 2000.

         Net Deferred Tax Asset. The Company has a net deferred tax asset with a 100% valuation allowance as of June 30, 2001 as management is not able to determine if it is more likely than not that the net deferred tax asset will be realized.


ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risk through interest rates related to its investment of current cash and cash equivalents. These funds are generally highly liquid with short-term maturities, and the related market risk is not considered material. The Company's line of credit from a bank has a variable interest rate. The Company's management believes that fluctuations in interest rates in the near term will not materially affect the Company's consolidated operating results, financial position or cash flow.


                           PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.  None.

ITEM 2.    CHANGE IN SECURITIES AND USE OF PROCEEDS.

           The following table shows information concerning all sales of the Company's equity securities sold by the Company during the period covered by this report that were not registered under the Securities Act of 1933, as amended.

                        Class of              Total                                                        Exemptions
       Date            Securities          Securities     Offering         Total          Class of            from
      of Sale             Sold                Sold          Price       Commissions      Purchasers       Registration
      -------          ----------          ----------    ----------     -----------      ----------    ------------------
      5/21/01           Common              2,000,000    $1,900,000         $0           Accredited      Rules 505, 506
                         Stock                                                            Investors    Section 4(2) & 4(6)

      6/22/01           Common                 50,526    $   15,000         $0           Accredited      Rules 505, 506
                       Stock(1)                                                           Investors    Section 4(2) & 4(6)

         (1) The common shares were issued upon the exercise of warrants granted in 1997.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.  None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           On May 8, 2001, the Company held its Annual Meeting of Shareholders. Matters voted on at the meeting and the results of such voting are as follows:

           1. The election of two directors to hold office for terms expiring in 2004. The following persons were elected as directors of the Company and received the number of votes set forth below:

                     Director                    For                      Withheld
                     --------                    ---                     ----------
                     Ronald C. Butz              53,968,721               2,417,617
                     Douglas L. Sheeran          53,951,546               2,434,792

           The terms of John J. Ball, John P. Diesel, Erich W. Tiepel and Dennis
           L. Yakobson continue past this meeting.

           2.  To approve the adoption of the 2001 Stock Option Plan:

                     For:                                               51,067,052
                     Withheld:                                           4,900,873
                     Abstain:                                              418,413

ITEM 5.    OTHER INFORMATION.  None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

           (a)    Exhibits.  None
           (b)    Reports on Form 8-K:
                     Form 8-K dated April 12, 2001 reporting under Item 5,
                         Other Events
                     Form 8-K dated June 27, 2001 reporting under Item 5,
                         Other Events
                     Form 8-K dated June 28, 2001 reporting under Item 5,
                         Other Events

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      RENTECH, INC.


Dated: July 23, 2001                  /s/ Dennis L. Yakobson
                                 -----------------------------------------------
                                      Dennis L. Yakobson, President


Dated: July 23, 2001                  /s/ James P. Samuels
                                 -----------------------------------------------
                                      James P. Samuels, Vice President-Finance
                                      and Chief Financial Officer