Form 10-K
period 2001-09-30
RENTECH INC /CO/
filed 2001-12-28
CIK 868725

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001

[ ]   TRANSITION   REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE  SECURITIES
      EXCHANGE  ACT OF 1934 FOR  THE  TRANSITION  PERIOD FROM _______ TO _______

                           Commission File No. 0-19260

                                  RENTECH, INC.
             (Exact name of registrant as specified in its charter)

Colorado                                                              84-0957421
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

                           1331 17th Street, Suite 720
                             Denver, Colorado 80202
                    (Address of principal executive offices)
       Registrant's telephone number, including area code: (303) 298-8008

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

         Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         At  November  15,  2001,  the  aggregate  market  value of  voting  and non-voting common equity held by nonaffiliates of the registrant was approximately $38,702,054 based upon the average of the bid and ask prices of the stock on that date of $0.595 per share.

         At November 15, 2001, the number of shares outstanding of the registrant's common stock was 68,257,224.

                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----

                                     PART I

ITEM 1.  BUSINESS............................................................ 2

ITEM 2.  PROPERTIES..........................................................43

ITEM 3.  LEGAL PROCEEDINGS...................................................44

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS...............44

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS................................45

ITEM 6.  SELECTED FINANCIAL DATA.............................................46

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS........................47

ITEM 7A..QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK................................................66

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........................66

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE........................67

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS....................................67

ITEM 11. EXECUTIVE COMPENSATION..............................................72

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT.............................................74

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................75

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                  ON FORM 8-K................................................76

                           FORWARD-LOOKING STATEMENTS

         This report contains forward-looking statements within the meaning of the federal securities laws, as well as historical and current facts. These forward-looking statements include those relating to the Rentech GTL Technology; the continued development of the Rentech GTL Technology to increase its economic efficiency and use; market acceptance of the technology; ability to obtain financing for plants using the Rentech GTL Technology; ability to economically construct new plants or retrofit existing gas plants; the timing by which plants may be constructed and begin production; ability to obtain low-cost feedstocks and to economically operate the plants; successful operation of the plants; the market value and acceptance of the liquid hydrocarbon products; revenues from exploiting the Rentech GTL Technology; market acceptance of and the anticipated revenues from the stains and sealers produced by OKON, Inc.; the market demand and anticipated revenues from the oil and gas field services provided by Petroleum Mud Logging, Inc.; the ability of REN Corporation to complete its sales orders; ability to obtain needed capital; and statements about business strategies, future growth, operations and financial results. These statements often can be identified by the use of terms such as "may," "will," "should," "expect," "believe," "anticipate," "estimate," "intend," "plan," "project," "approximate" or "continue," or the negative thereof. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we caution readers not to place undue reliance on any forward-looking statements. Those statements represent our best judgment as to what may occur in the future. Forward-looking statements, however, are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. Important factors that could cause actual results to differ from those reflected in the forward-looking statements include the risks of overruns in costs of constructing, retrofitting and operating commercial plants using the Rentech GTL Technology, problems with mechanical systems in the plants that are not directly related to the Rentech GTL Technology, dangers associated with construction and operation of gas processing plants like those using the Rentech GTL Technology, risks inherent in making investments and conducting business in foreign countries, protection of intellectual property rights, competition, difficulties in implementing our business strategies, and other risks described in this report.

         As used in this Annual Report on Form 10-K, the terms "we," "our" and "us" mean Rentech, Inc., a Colorado corporation and its subsidiaries, unless the context indicates otherwise.


                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

         We are engaged in the gas-to-liquids (GTL) business, which is the process of converting gases made from carbon-bearing materials into liquid hydrocarbons. We have developed and own a patented and proprietary process for the conversion of synthesis gas produced from natural gas, coal, refinery bottoms, industrial off-gas and other hydrocarbon feedstocks into clean, sulfur-free, and aromatic-free alternative fuels, naphthas and waxes. The ability of our GTL technology (Rentech GTL Technology) to convert this broad range of materials is one important advantage of our technology compared to other GTL technologies. Our patented, iron-based catalyst provides several other advantages that reduce the costs of Rentech GTL Technology. Based on successful demonstrations of our technology, we believe it is ready for use on a commercial basis in the proper circumstances.

         While there are no commercial-scale GTL process plants that use Rentech GTL Technology now in existence, we believe there is the potential for the use of Rentech GTL Technology in a significant number of plants around the world. This opportunity stems from the growing, worldwide demand for energy, especially environmentally clean energy, and large supplies of available feedstocks for our process.

         In some instances, we may invest with others to acquire equity interests in plants that would use our technology. We hope to acquire interests in one or more existing industrial gas plants that are underutilized because of depressed markets for their products or for other reasons. These plants might be converted to use Rentech GTL Technology to produce liquid hydrocarbons.

         The focus of our business is licensing the Rentech GTL Technology to oil and gas companies, operators of industrial gas plants, owners of other carbon-bearing feedstocks, and other members of the energy industry. We grant licenses in exchange for license fees and ongoing royalties to be charged for each barrel of liquid hydrocarbons produced by process plants that use Rentech GTL Technology. After we grant a license, our licensees are responsible for financing, constructing and operating their own plants to use the licensed technology. They must also acquire their own feedstock and sell the products that their plants produce.

         In October 1998, we granted a license to Texaco Energy Systems, Inc., now a division of ChevronTexaco Corporation, for exclusive use of Rentech GTL Technology in plants where solid and liquid hydrocarbons are used as feedstock. Texaco Energy Systems, Inc. (Texaco) also has the right to grant sublicenses for this use. We retained rights to grant licensees to others for natural gas feedstocks, which includes industrial off-gases. Examples of the types of solids and liquid feedstocks that Texaco could process under our license are liquids such as heavy crude oil and refinery byproducts and solids like coal and petroleum coke. In addition, we granted Texaco a non-exclusive license to use the technology in plants that use natural gas as feedstock. Texaco's non-exclusive license does not include the right to grant sublicenses to third parties.

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

         We have granted several licenses in exchange for license fees. Our licensees are in various stages of evaluating the Rentech GTL Technology, seeking financing, and planning how to proceed. Because there are no process plants now in operation that use the Rentech GTL Technology, we are not receiving royalties from production of liquid hydrocarbons or revenues from sales of our catalyst. We are, however, receiving advance royalty payments from Texaco as required by our license to it.

         The emergence of gas-to-liquids technology, as developed by us and a few other companies is expected by the Battelle Memorial Institute to be one of the ten most economically important energy innovations by the year 2010. This conclusion was reached by a panel of energy experts from Battelle and the national laboratories that it co-manages for the U.S. Department of Energy, and reported by Energy User News, September 2000. The labs include the Brookhaven National Laboratory, National Renewable Energy Laboratory, Oak Ridge National Laboratory, and Pacific Northwest National Laboratory.

         An important part of our business strategy has been to acquire other businesses to generate revenues. Our intent is to help support our core business related to the Rentech GTL Technology during the period before its commercial use is established. We own interests in other businesses, not related to gas-to-liquids. OKON, Inc., based in the Denver metropolitan area, is our wholly-owned subsidiary. It manufactures and sells environmentally clean stains, sealers and coatings that are used on masonry, concrete and wood surfaces. Petroleum Mud Logging, Inc., located in Oklahoma City, Oklahoma, is another wholly-owned subsidiary. It provides well logging services to the oil and gas industry. We acquired 56 percent of REN Corporation as of August 1, 2001. REN, based in Stillwater, Oklahoma, manufactures computer-controlled testing equipment systems for manufacturers of industrial products. We lease office and warehouse space located in our research and development facility in Denver to a third party. We also own interests in ITN Energy Systems, Inc., a privately held high technology and development company located in the Denver metropolitan area. All of these interests are described subsequently in this item under the heading "Other Businesses." Financial information about our business segments is given in note 13 of our financial statements attached to this report.


FISCHER-TROPSCH TECHNOLOGY

         The Rentech GTL Technology is based upon the Fischer-Tropsch conversion process that was originally developed in Germany during the 1920s to create synthetic transportation fuels. The Fischer-Tropsch (F-T) process was subsequently used by several German companies in commercial-scale industrial plants constructed with government funding. These plants first manufactured synthesis gas, a mixture of hydrogen and carbon monoxide, from coal. The synthesis gas was converted through the Fischer-Tropsch process into liquid hydrocarbons, principally diesel fuel. German production of diesel fuel by this method peaked at about 16,000 barrels per day in 1944, but it was not cost competitive with conventional motor fuels. After the end of World War II, the German companies discontinued active production. Soon after the war, the South African government started work on Fischer-Tropsch development. That effort led to the F-T process now owned by South African Synthetic Oil, Ltd. (Sasol), which is presently used in four plants in South Africa. Those plants produce approximately 180 thousand barrels per day of liquid hydrocarbons.

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

The Arab oil embargo of 1973 created fuel shortages, and that crisis renewed interest by several companies in Fischer-Tropsch technology. This stimulated new research, primarily in the United States. The principal goal of the research was to develop Fischer-Tropsch processes that produced synthetic diesel fuel at costs competitive with conventional diesel fuel. Several companies, including ours, began work then, or by the early 1980s, to develop proprietary F-T processes. The other companies include Exxon, the Royal Dutch/Shell group, BP/Amoco, all of which are major oil companies, and Syntroleum Corp, among others. Sasol continues to operate three of its F-T plants in South Africa and to license its technology for use in that country in a fourth GTL facility, the Mossgas plant. Each of these companies, except Sasol, uses a cobalt catalyst for its own proprietary F-T process.

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

         The Fischer-Tropsch process is a chemical process by which carbon-bearing materials are converted into synthetic liquid hydrocarbons. The first step in the process is to reform hydrocarbon feedstocks, by one of several commercially available processes, into synthesis gas, a mixture of hydrogen and carbon monoxide. The synthesis gas, sometimes called syngas, is then converted through the F-T process into a slate of several liquid products in a reactor vessel where the syngas reacts with the catalyst. The process includes three stages:

         o The Syngas Step (sometimes called the front end process)--the carbon-bearing material is converted into synthesis gas, a mixture of hydrogen and carbon monoxide. Oxygen must be added for the conversion of any solid or liquid feedstock. Oxygen may also be necessary for gaseous feedstocks, depending on the technology selected to reform the gaseous feedstocks into the desired composition of synthesis gas.

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


DEVELOPMENT OF THE RENTECH GTL TECHNOLOGY

         The ability of the Rentech GTL Technology to convert carbon-bearing gases into valuable liquid hydrocarbons was first established in our original pilot plant. This was a small, skid-mounted system operated periodically between 1982 and 1985. This capability was again demonstrated in our second and larger pilot plant operated during 1989. Additional confirmation of several significant aspects of the Rentech GTL Technology was obtained from tests conducted between 1991 and 1998 in a third pilot plant. We continue to use our third pilot plant at our F-T testing laboratory to further advance development of the Rentech GTL Technology and to develop F-T data in response to inquiries from our licensees and prospective licensees.

         Use of the Rentech GTL Technology in a commercial-scale GTL plant was successfully demonstrated in 1992 and 1993. This plant, the Synhytech plant located at Pueblo, Colorado, had a designed capacity of 235 barrels of liquid hydrocarbons per day. Our licensee, Fuel Resources Development Company (Fuelco), had full control of the supply of feedstock gas and the construction and operation of the plant. We designed the F-T reactors and provided our catalyst for use in the F-T reactors. Fuelco decided to construct the plant at the Pueblo municipal landfill. Fuelco selected that location to allow it to use, at minimal cost, the methane in the landfill gas that was generated each day from the decomposition of the landfill material, and also to take advantage of tax credits then available for preventing release of these carbon-bearing gases into the atmosphere. When Fuelco started the plant, Fuelco determined that the volume of landfill gas it captured was inadequate to operate the plant on an economic basis. An additional problem was that the energy content of the gas that Fuelco did collect had only approximately one-twelfth of the energy content that Fuelco had initially projected. In January 1992, despite the insufficiency of the feedstock, Fuelco operated the plant at reduced capacity and produced liquid hydrocarbons through use of our technology. The Rentech GTL Technology, including the F-T reactors and catalyst, performed as expected. In mid-1992, due to the lack of adequate feedstock from the landfill, inability to obtain low-cost pipeline gas as an alternative feedstock, and a desire of Fuelco's parent, Public Service Company of Colorado (PSCo), to return to its core business, Fuelco closed the plant.

         By the terms of a negotiated settlement between PSCo and us, ownership and control of the Synhytech plant, plus cash, was then transferred to us. In order to further evaluate performance of the Rentech GTL Technology at a commercial-scale, we decided to operate the plant for a short period of time. We made extensive modifications to improve the safety and reliability of several mechanical systems of the plant that did not involve Rentech GTL Technology. We decoupled the landfill gas source from the plant, and added a temporary supply of natural gas supplied by pipeline. In July and August 1993, we operated the plant continuously for three weeks. The results confirmed that the Rentech GTL Technology operated successfully. This demonstration confirmed our success in several areas that are key to the use our technology. These were the ability to control the reactor temperature and its hydrodynamics, the amount of feedstock that was converted to liquid hydrocarbons, and our ability to produce the desired products.

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


FEATURES AND ADVANTAGES OF THE RENTECH GTL TECHNOLOGY

         We believe that the Rentech GTL Technology represents a significant enhancement of the Fischer-Tropsch process first conceived and used in Germany. Our technology is based on the original Fischer-Tropsch technology, with several developments that make it unique. Special aspects of our technology are the formulation of our catalyst, the method of deployment of the catalyst in the synthesis gas reactor, design of the reactor and configuration of the process. These features are proprietary to us, and some of them are patented by us.

         Perhaps the most important feature of any gas-to-liquids technology is the cost of each barrel of liquid hydrocarbons produced by plants using the technology. The cost per barrel includes the cost of the feedstock, the amortized cost of the plant that uses Rentech GTL Technology, and the operating cost of the plant. For widespread acceptance of any GTL technology, we anticipate that the cost per barrel probably must be not much more than the cost of similar, conventionally refined oil and gas products. While we believe the Rentech GTL Technology can be cost-effective, the costs of our products will not be reliably established until a commercial-scale plant using our technology is in production.

         One of our potential licensees has had an independent study made of the capital cost of plants that might be constructed for it to use Rentech GTL Technology. Based on this independent cost estimate and additional studies of our technology by other independent third parties, we anticipate that our technology is not significantly more costly, and may be no more expensive, than the GTL technology offered by the most cost effective of the other GTL processes. These independent cost estimates also indicate that the Rentech GTL Technology would be cost-competitive with conventional fuels at crude oil prices in the range of $25 per barrel for plants with capacities of 10,000 barrels per day of production and with natural gas prices less than $1 per million BTU. We believe that plants constructed with a larger production capacity would be cost competitive, because of economy of scale, at world prices of less than $25 per barrel.

         The Rentech GTL Technology uses an iron-based catalyst. An important aspect of our catalyst is that it operates on feedstock having wide ranges of hydrogen-to-carbon ratios. This enables our technology to work with most carbon-bearing materials. We believe that cobalt catalysts, which are used in most other GTL processes, can only be used efficiently to convert so-called sweet (sulphur-free) natural gas to liquid hydrocarbons. The capabilities of our iron-based catalyst, which to our knowledge is shared only by Sasol, enable the Rentech GTL Technology to convert either gases, liquids or solids that contain carbon materials into liquid hydrocarbons. Over 90% of current GTL production depends on use of iron-based catalysts.

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

o Works with gas, liquid and solid feedstocks because it uses a wide range of hydrogen-to-carbon monoxide ratios.

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

         Another advantage of the Rentech GTL Technology is use of a slurry reactor for the key F-T conversion step. We believe that a slurry reactor, unlike the fixed bed and fluidized bed reactors used by most of our competitors, offer the following advantages:

o        Lower capital cost.

o        Lower operating cost.

o Lower pressure drop from the inlet to the outlet of the F-T reactor, under some design conditions.

o Catalyst replacement on-line, without being required to shut down the plant.

o No anticipated patent infringement when used with our iron-based catalyst.


BENEFITS OF OUR GAS-TO-LIQUIDS PRODUCTS

         Our liquid hydrocarbon products are similar to analogous products derived from crude oil refining, but have environmental benefits that traditional refinery products do not possess. Because of the way they are produced, GTL products are less polluting, and the products are substantially free of contaminants usually found in crude oil, such as sulphur, aromatics, nitrogen and heavy metals. The virtual absence of these contaminants substantially reduces harmful air emissions from vehicles that use these products. The environmental benefits may lead to sales of our diesel fuel at a premium, compared to conventional diesel fuel.

         Vehicle engine tests of our synthetic diesel product conducted by independent labs show it is clean-burning. GTL products are free of sulfur, eliminating the release into the atmosphere of harmful sulfurous oxide (SO). Our diesel product is also free of chemical compounds known as aromatics, which are believed to be carcinogenic.

         Our diesel fuel can be used directly or as a blending component with conventionally refined petroleum diesel to reduce harmful emissions. Moreover, we believe our diesel can be used in currently available diesel engines without any modifications.


SOURCES OF FEEDSTOCKS FOR THE RENTECH GTL TECHNOLOGY

         Economic use of Rentech GTL Technology requires substantial quantities of inexpensive carbon-bearing gases, liquids or solids that can be economically converted into feedstock gases. The licensees of our technology are responsible for obtaining their own supplies of carbon-bearing feedstock.

         Many  types  of  carbon-bearing   materials  are  suitable  sources  of
feedstock for the Rentech GTL Technology. Several of these materials are in abundant supply worldwide.

         Natural gas is one of the most important feedstocks for the Rentech GTL Technology. There are vast worldwide sources of this gas. The U.S. Department of Energy has reported that there are estimated worldwide gas reserves in excess of 5,000 trillion cubic feet as of January 1, 2000. Participants in the natural gas industry have estimated, according to the Oil & Gas Journal, Special Report, December 6, 1999, that approximately half of the world's natural gas reserves may not be marketable in the near future because they are stranded in remote locations.

         Many large, known natural gas reservoirs around the world are presently uneconomic to develop because they are stranded in remote locations too far from markets for economic transportation in the gaseous state. Stranded gas refers to gas in identified reservoirs for which there is no profitable market because the gas cannot be economically transported, usually because of the costs of transportation, over a great distance, to a market where it might be used.

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

         Other natural gas produced in association with oil fields may be vented or flared into the atmosphere or reinjected into the oil field because the natural gas lacks value due to its remote location. The fact that these resources are stranded makes them potential sources of inexpensive feedstock for Rentech GTL Technology.

         Still other natural gas reserves are unmarketable due to the presence of diluting gases, including carbon dioxide or nitrogen. These low-energy content gases may be suitable feedstock for Rentech GTL Technology because our iron-based catalyst can use a wide variety of feedstocks, including many of the diluents.

         Potential  feedstocks  of  growing  significance  for the  Rentech  GTL
Technology are the heavy high-sulphur residual fuels created at crude oil refineries. These materials are commonly referred to as refinery residues or refinery bottoms. Some refinery residues, unless they are treated at considerable expense, must be disposed of as hazardous materials. By incorporating the Rentech GTL Technology into the refinery, the residues can be gasified, that is, transformed into synthesis gas, and converted by our process into valuable end products. The synthesis gas resulting from refinery residues is characterized by a low hydrogen-to-carbon monoxide ratio. That makes it an excellent feedstock source for conversion into liquid hydrocarbons by the application of our iron-based GTL technology. Based on predictions of industry analysts, we believe that within the next ten years, a surplus of high-sulphur residues will be accumulated at refineries in amounts that cannot be absorbed by the market. We believe that Rentech GTL Technology provides a solution for this growing problem.

         Other important sources of feedstock for our process are coal, coalbed methane gas, and industrial waste gases. Some low grade coal deposits and high sulphur coal deposits that are uneconomic for coal mining may be economic for use as feedstock for the Rentech GTL Technology.


APPLICATIONS OF THE RENTECH GTL TECHNOLOGY

         The Rentech GTL Technology can convert synthesis gas produced from a broad range of carbon-bearing feedstocks, whether they are gases, liquid, or solids, into liquid hydrocarbon products. The gas feedstocks include natural gas and industrial off-gases. The liquid feedstocks include heavy crude oil and refinery byproducts. The solid feedstocks include coal and petroleum coke.

         The Rentech GTL Technology can be applied in both new and existing petrochemical and industrial plants. For example, our technology would enable refineries to more fully utilize heavier crude oil and refinery bottoms to produce an improved slate of high-value products. Potential benefits to the refiner include co-production of gas-to-liquids products, together with steam and electrical power; a reduction in waste disposal costs; and as a result, increased profit margins on operations of the refinery.

         Some industrial gas plants are currently uneconomic. This is due, in some situations, to an oversupply of the products or low prices for the products. In other circumstances, the uneconomic conditions may result from the impact of environmental regulations applicable to the original products. We anticipate that some of these plants, particularly those with larger production capacities, can be converted to use our technology and operate profitably to produce GTL products.

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

o Enhancing the value of uneconomic other industrial plants that have costly gas reforming systems in place that can be alternatively used to make synthesis gas for the production of GTL products.

o Allowing natural gas producers to economically develop and produce remote and substandard gas resources, thus increasing the proved reserves and revenues of the producers.

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


BUSINESS STRATEGY FOR THE RENTECH GTL TECHNOLOGY

         Our business strategy is to achieve commercial use of our technology in commercial gas-to-liquids projects. That commercial use would expand our revenue and earnings through increased license fees and engineering contracts, as well as providing royalties on production of liquid hydrocarbons and revenues from sales of our catalyst.

         Our business goal is to achieve successful use of Rentech GTL Technology in a commercial-scale GTL plant as soon as practical. We believe the results will demonstrate economic use of the technology. Economic operation of a plant would likely encourage others to build commercial plants using Rentech GTL Technology, and the commercialization of the Rentech GTL Technology would probably be accelerated.

         We are seeking to implement our goal of bringing a commercial-scale plant into operation through two principal means. These are to retrofit an existing industrial gas plant to use the Rentech GTL Technology, and to encourage at least one licensee to start construction of a new plant.


         o        RETROFITTING EXISTING INDUSTRIAL GAS PLANTS

         We believe that retrofitting one or more existing industrial gas plants would enable us to commercialize our technology more quickly than would building a new plant. To further this strategy, we are studying the feasibility of converting one of several industrial gas plants to use our technology.

         We believe that our concept of retrofitting existing industrial gas plants to use Rentech GTL Technology may be a cost effective method for producing GTL products. Some industrial gas plants have the front-end equipment in place to prepare synthesis gas. That equipment can be used to manufacture synthesis gas for the Rentech GTL Technology. In addition, these established plants have other facilities that could be used as they are. These include boiler feed water systems, control rooms, fire protection, product transportation facilities, security fencing and governmental permits. To retrofit a plant, we would add our synthesis gas conversion reactors to the existing front-end system, which would be much simpler than building a new plant.

         While some industrial plants cannot be economically converted, we believe others could be retrofitted to use our technology at significantly less expense than constructing a new plant to use Rentech GTL Technology. We are studying the economic feasibility of converting an industrial plant for this purpose.

         Successful conversion of an existing industrial plant would provide several benefits to us. We might receive fees for granting licenses for use of the Rentech GTL Technology, contract payments for our engineering services, payments for our catalyst, and royalties on the products. If we succeed in acquiring an equity interest in a plant, sale of the products would provide new revenue streams to us, assuming the retrofitting project is economically successful and sales are made at a profit.

         We are targeting two types of industrial gas plants for our studies on the feasibility of converting them to use Rentech GTL Technology. One type is mothballed plants that have been closed because they no longer economically produce ammonia or other products, or are operating only at marginally economic rates. The feedstock for our technology would be obtained from the natural gas pipeline that already runs to the site.

         We are also considering the economic feasibility of converting several industrial gas plants that presently are operating and producing industrial off-gases to use Rentech GTL Technology. These plants would use the off-gases as feedstock. We are studying both the cost of adding equipment and systems to apply our technology to the industrial off-gas as well as the market for the liquid hydrocarbon products.

         We are exploring the possibilities with a major chemical company of using the off-gas produced by its existing industrial gas plant, as feedstock for a plant to use Rentech GTL Technology. We have completed studies of the economic feasibility of this project and of the expected capital costs. These projections have been encouraging. We are now seeking commitments for the purchase of the proposed products. If these efforts indicate the market prices for the products would be adequate, we plan to seek investors who would join with us in paying the costs of construction in exchange for an ownership interest and rights to license our technology for their other sites. If we succeed in obtaining the large amount of capital that we need, and proceed with this project, we currently intend to make a substantial investment in it to acquire a significant ownership interest.

         We own a 50% interest in the Sand Creek methanol plant in the Denver area. The plant is closed and not in operation. We have completed a feasibility study of the basic engineering and design work that would be required to convert this plant from a methanol facility to a GTL facility that uses Rentech GTL Technology. Considering the relatively high costs for natural gas that prevails in the Denver area, the small size of the plant and the limited production it would generate, we believe that the Sand Creek plant could not be economically converted and used for commercial production of GTL products.


         o        CONSTRUCTION OF NEW PLANTS TO USE THE RENTECH GTL TECHNOLOGY

         Our business strategy also includes selling licenses to oil and gas companies and other providers of energy. These licensees would construct their own new plants for use with feedstocks that they own or acquire.

         We believe that there are substantial numbers of potential users of Rentech GTL Technology who could benefit from its use, particularly because of several trends impacting the energy, transportation and environmental industries. These factors include:

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

         For new plants, we intend to focus on small to medium-sized projects, with production capacities ranging from 500 to 20,000 barrels per day of GTL products. While our technology would enable us to pursue larger projects, we believe that small to medium size projects are economic and represent a substantial portion of the near-term GTL market.


MARKETING

         We market licenses of our Rentech GTL Technology for use to owners of existing industrial gas plants as well as to owners of natural gas feedstock who would construct, finance, and own their plants. To facilitate business development, we often meet with oil and gas companies, refiners, owners of fossil fuel resources, and others involved in the energy industry. Our senior officers are frequent participants and speakers at gas-to-liquids seminars and energy conferences. We employ one person whose primary duties are marketing. The features of the Rentech GTL Technology have become generally known to major oil and gas companies and others throughout the energy industry.


         o        PETRIE PARKMAN & CO.

         In February 2001, we engaged Petrie Parkman & Co. to assist us as our financial advisor in accelerating commercial use of Rentech GTL Technology. The focus of the engagement is to bring substantial capital and oil and gas industry experience to bear on the commercialization of Rentech GTL Technology. Under consideration are various options including formation of one or more joint ventures with strategic industry partners, a merger, or a sale of all or part of our assets.

         We believe that the time when GTL technology will be used commercially is approaching. Several major oil companies have announced that they intend to construct GTL projects at various places around the world. Other significant members of the energy industry have not announced efforts to apply GTL technology. Some of them are undertaking research and development in the field of gas to liquids technology. Many industry members have no GTL technology. Those companies without the technology may not be able to license or develop a competitive GTL process that does not infringe upon the patented technology of others. We believe our patented technology is mature and offers these companies an opportunity to apply GTL technology.

         We believe Petrie Parkman is well suited to help us bring Rentech GTL Technology to market. Petrie Parkman is active as an investment banker in the oil and gas industry. It has in-depth knowledge of the energy industry, direct contacts with companies doing business in oil and gas, and the ability to bring Rentech GTL Technology and the advantages it offers to the attention of companies that might license our technology and enter into other relationships with us.

         By September 30, 2001, Petrie Parkman completed its study and analysis of the field of GTL technology, including Rentech GTL Technology. Petrie Parkman is now making contacts and continuing to assist us in advancing our goal of realizing commercial use of Rentech GTL Technology.

         Either on our own or through Petrie Parkman, we are presently engaged in exploratory discussions with several potential licensees. The sources of feedstock that they own vary from several types of stranded natural gas to differing sources of industrial off-gas. The projects would be located at sites scattered around the world. The plants being discussed would range in production capacity from about 2,000 to 50,000 barrels per day of liquid hydrocarbons. None of these possibilities have developed into specific proposals or license negotiations. We have contracted to perform studies on the feasibility of the proposals for a few of these potential licensees. It is too early in the study process for us to know whether one or more of these proposals will result in a license followed by construction of a plant to use the Rentech GTL Technology.

         In order to increase our marketing capability, we have formed strategic alliances with three significant engineering firms. Each of these firms has an international presence and has experience in fields related to the Rentech GTL Technology. Each of them is seeking situations where our technology could be used in GTL plants and they could obtain contracts to provide their respective engineering services.


         o        BC PROJECTOS, LTD.

         We have designated BC Projectos, Ltd., a Brazilian engineering firm, as our exclusive engineering representative in Brazil. BC Projectos is one of Brazil's foremost engineering firms in the field of cogeneration plants, thermoelectric power generation and energy optimization studies. Its staff has designed Brazil's first combined cycle plant, a highly efficient electric plant powered by natural gas and steam. It has also designed more than 70% of Brazil's capacity of thermoelectric plants using gas turbines. BC Projectos has provided services to Amoco, Consolidated Natural Gas, Shell, Total, Union Carbide, Petrobras, the national oil and gas company of Brazil, and numerous other South American customers.

         Together with BC Projectos, we intend to jointly identify projects for use of the Rentech GTL Technology, especially in Brazil. We will conduct feasibility studies, identify potential joint venture parties and financing, and cooperatively provide detailed engineering support for the projects.


         o        JACOBS ENGINEERING UK

         In February 2000 we made an arrangement with Jacobs Engineering UK Limited for joint marketing of the Rentech GTL Technology and Jacobs' engineering services. We are marketing our combined capabilities to potential customers in several locations throughout the world.

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

         o        COMART

         In November 2000 we granted rights to COMART, an Italian engineering firm based in Livorno, Italy, to market our Rentech GTL Technology for use with natural gas feedstock. COMART is authorized to license our technology worldwide, excluding India, on a non-exclusive basis. We also granted COMART the exclusive right to market our technology to ENI SpA, Italy's largest oil and gas company, and Edison SpA, Italy's largest private producer of electric energy. These marketing rights apply worldwide to projects that would use natural gas.

         COMART has some 800 employees. It is a consortium created by two of Italy's leading energy design and construction companies. These are Calderia Construzioni Termo-meccaniche S.r.l. (CCT), a subsidiary of the Gruppo
Marcegaglia, an Italian conglomerate with 3,600 employees and over US$1.5 billion in revenue, and Tozzi Sud S.p.A. (Tozzi).

         CCT, founded in 1955, designs and markets steam generators and boilers. It also designs, constructs and assembles environmentally friendly power plants.

         Tozzi, with over 40 years of experience, is one of Italy's leading designers and producers of electric switchboards and electro-instrumentation plants. Additionally, Tozzi Engineering and Development (Ted) a division of Tozzi, offers complete turnkey engineering and construction services, mainly to the oil, gas, and chemical industries.

         COMART holds the exclusive worldwide rights to license four gas processing technologies owned by Gas Conditioners International Co. (GCI), a U.S. company. One of these processing technologies is the "Coldfinger" process. Coldfinger is an exhauster for removing trace quantities of water from glycol solutions. It is used by such COMART clients as Amereda Hess, BP Amoco, ChevronTexaco Corp., Exxon/Mobil, and Valero Energy, among others. Coldfinger, along with the three other GCI technologies, conditions gas in over 100 facilities around the world.


         o        POTENTIAL CUSTOMERS AND MARKETS

         The potential customers and markets for our Rentech GTL Technology are diversified and worldwide. Industries and other business segments most likely to use the Rentech GTL Technology include the following:

         o Existing industrial plants that are underutilized and now uneconomical because of low market prices for the present product.

         o Owners of stranded natural gas seeking an economical way to develop and transport these resources to market.

         o Owners of offshore natural gas with no access to pipelines, which desire to convert the gas into transportable liquid hydrocarbons through plants mounted on barges that use the Rentech GTL Technology.

         o Owners of reservoirs of substandard natural gas that is not useable through traditional means because it contains excessive amounts of carbon dioxide, nitrogen or other diluents.

         o Owners of oil fields where flaring of natural gas is outlawed or penalized, or where natural gas is reinjected into oil wells but interferes with oil production from the wells.

         o Municipalities that are required by clean air laws to operate fleets of cleaner buses and other vehicles.


         o        TEXACO ENERGY SYSTEMS SUBLICENSES FOR LIQUIDS AND SOLIDS

         Texaco Energy Systems, Inc. (Texaco), now a division of ChevronTexaco Corp., is our exclusive licensee for liquid and solid carbon-bearing feedstocks. The liquid materials include heavy crude oil and refinery byproducts such as the so-called refinery bottoms. The solid materials are such hydrocarbons as coal and petroleum coke. The prospective users of a sublicense from Texaco include the following:

         o Owners of refineries, whose efficiency and profits might be increased by adding the Rentech GTL Technology to better utilize as feedstock an increasingly heavier crude oil supply and growing inventory of refinery bottoms.

         o Owners of coal resources, including low grade and high sulfur coal deposits.

         o        Owners of heavy oil and tar sands properties.


LICENSES, CONTRACTS AND JOINT VENTURES FOR THE RENTECH GTL TECHNOLOGY

         We exploit the Rentech GTL Technology by granting licenses for its use. License agreements are generally granted in exchange for license fees, engineering design fees, and production royalties. The royalties are based upon a percentage of gross proceeds from sales of the liquid hydrocarbons produced through use of Rentech GTL Technology or upon some other measure of product value. Licenses may be granted either exclusive or non-exclusive rights to use Rentech GTL Technology in identified countries or other geographic areas. The license fees and terms are individually negotiated and may vary.

         We expect that most plants that will use Rentech GTL Technology will be constructed and owned by licensees at no cost to us. We may also provide contract engineering, operational and other technical services to licensees during construction and startup phases of a new plant. We may supplement our licensing fees and royalties with direct investments in gas-to-liquids plants and facilities. Our licenses provide that we are entitled to revenues from sales of our catalyst whenever Rentech GTL Technology is used, whether in plants licensed directly by us or sublicensed by our licensees.

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

         We retain rights to license Rentech GTL Technology in the entire range of use for natural gas conversion projects. We, and several engineering firms to which we have granted marketing rights, are actively marketing licenses of our technology for use in plants using natural gas.

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

         The successful use of the Rentech GTL Technology by licensees largely depends upon their ability to successfully finance, design, construct and operate commercial scale plants using the technology. Their ability to obtain low-cost feedstock is essential to economical use of the technology. They must obtain adequate financing, construct plants specifically designed for the chemical composition of the feedstock, and assure that the plant equipment and machinery is mechanically adequate. Licensees are also responsible for obtaining governmental permits and for successfully operating their plants. In remote locations, licensees may be required to add supporting infrastructure such as roads and utilities.

         Our belief that our technology can be cost effective and that commercial grade plants using the technology can be profitably operated depends upon several key factors. These include the availability of low cost feedstock, the economic efficiency of the technology, and market demand for the end products at profitable prices.

         Conversion plants that use the Rentech GTL Technology may be designed to produce from several thousand up to 50,000 or more barrels per day of product. The smaller plants are expected to be assembled from modular systems that are trucked into remote locations where inexpensive sources of feedstock may be available. Plants with the largest production capabilities may have to be constructed directly at the sites where they are to be operated. The cost of constructing conversion plants will vary depending upon production capacity; available infrastructure such as electrical power, water supplies, roads, gas pipelines and other utilities; location; cost of financing; whether the feedstock is a gas or carbon-bearing solid that must first be converted to synthesis gas, and other factors.

         The designs of plants for use of Rentech GTL Technology are complex. Each design must be developed to fit the chemical composition of the feedstock and must also be tailored to produce the desired products. Business dealings in foreign countries, the ability of licensees to obtain financing for construction of plants, and the complexity of design are factors that may result in delays in schedules for financing, design, construction and startup of operations of a plant following the initial decision to proceed with construction.

         Revenues   related   to  the   Rentech   GTL   Technology   represented
approximately 30%, 20%, and 19% of our revenues during the fiscal years ended September 30, 2001, 2000 and 1999, respectively.

         o        TEXACO ENERGY SYSTEMS, INC. LICENSE FOR LIQUIDS AND SOLIDS

         In October 1998, we granted a technology license to Texaco Natural Gas, Inc. (now Texaco Energy Systems, Inc., a division of ChevronTexaco Corporation) to use and sublicense Rentech GTL Technology in projects where solid and liquid hydrocarbons are used as feedstock. This license grants exclusive rights in this particular field. The license also granted Texaco a non-exclusive license for conversion of natural gas to liquids.

         Under the license, Texaco can use Rentech GTL Technology in combination with Texaco's proprietary gasification technology to produce liquid hydrocarbon products such as transportation diesel fuel, naphtha, and specialty products. The Texaco gasification process is a proprietary technology for producing synthesis gas from a broad range of feedstocks including coal, petroleum coke, residual oils, and byproducts generated in refineries and chemical plants. Worldwide there are 68 Texaco-owned or licensed gasification plants operating or under construction. Texaco may also sublicense the Rentech GTL Technology to third parties that may use Texaco's gasification technology or similar gasifiers provided by third parties, including Lurgi and Royal Dutch/Shell, among others.

         Under the terms of the agreement, Texaco has an exclusive, worldwide license, except in India, to use for its own account, and sublicense Rentech GTL Technology to third parties in projects where solid and liquid hydrocarbons (non-gaseous materials) are used as feedstocks for the generation of synthesis gas in a gasification process such as the proprietary Texaco gasification process. Additionally, we granted Texaco a non-exclusive license to use Rentech GTL Technology anywhere in the world except India, for its own account with 100% natural gas feedstock. Texaco does not have the right to sublicense to third parties the Rentech GTL Technology for natural gas. We retain the right to license to others the entire range of our technology for use with natural gas. We received a license fee for granting the Texaco license. Texaco is also paying us advanced royalty fees. Texaco is to pay for all costs of further developing, marketing and deploying its use of the Rentech GTL Technology. Texaco and we will share revenues from plants licensed under the Texaco license agreement. The license to Texaco enables it to terminate the agreement upon certain payments to us.


         o        TEXACO ENERGY SYSTEMS, INC. TECHNICAL SERVICES AGREEMENT

         On June 15, 1999, Texaco entered into a technical services agreement with us to follow up our 1998 licensing agreement. Under the 1999 contract, we are undertaking the necessary tasks required for the integration of the Rentech GTL Technology with Texaco's gasification process. The combination of these technologies will allow for the use of a broad range of feedstocks like coal, petroleum coke, residual oils and byproducts generated in refineries and chemical plants.

         We are performing technical and development work for Texaco at our development and testing laboratory in Denver. Our work is being conducted in cooperation with Texaco's personnel. Texaco is paying us for our technical services and costs.

         o        EARLY ENTRANCE COPRODUCTION PLANT

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

         The Texaco proposal was one of three proposals selected by the DOE in August 1999 to proceed on this program. The DOE's contract is intended to encourage private industry to develop a set of entirely new multi-purpose energy plants that combine several energy processes into a single facility, and thus to facilitate the early entry of this new technology into the commercial marketplace. The DOE contract requires designs that enable highly efficient conversion of the energy in fossil fuels into electricity or heat as well as transportation fuels and chemicals.

         The DOE is making an award of approximately $14 million to Texaco's project team, payable over the lifetime of the contract. We are being paid through those contract funds. The work is anticipated to continue at least through 2002. The team members are using Texaco's gasification technology, the Rentech GTL Technology, General Electric's power generation design, Praxair's oxygen plant design and Kellogg, Brown and Root's engineering capabilities. After feasibility studies and successful completion of an integrated design, the team will develop an engineering design package for a fossil fuel plant to use the combined technology.

         We have completed our part of the first phase of the DOE contract. That work consisted primarily of preparing a preliminary engineering design for the plant that would use the Rentech GTL Technology. We are now working on phase two. This phase is focused on the development work that was identified during the first phase.

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


         o        IMPORTANCE OF OUR TEXACO AGREEMENTS

         Our agreements with Texaco are important to us in several ways. Revenues from Texaco provided 21%, 20% and 19% of our total revenues for the years ended September 30, 2001, 2000 and 1999. Texaco's decision to study use of the Rentech GTL Technology also has the potential to lead to additional revenues for us in the future.

         o We are presently receiving royalties from Texaco for our technology license and other payments for providing our technical services.

         o We are also receiving revenues from our participation with Texaco as part of the team it has organized to work on the DOE contract to develop an early entrance coproduction plant. If this development work results in an engineering design package that can be used in coproduction plants, it could lead to use of our technology in plants of this type.

         o We expect that commercial use of our technology in the announced DOE project might encourage other members of the energy industry to use our Rentech GTL Technology.

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

         The Oxelosund steel plant currently generates approximately 140 million normal cubic meters per year of off-gases. These industrial off-gases are now flared into the atmosphere. The flaring, which occurs daily, produces about 100,000 tons of carbon dioxide, which is a greenhouse gas, and 20,000 tons of de-ionized water, per year. By using the Rentech GTL Technology, these industrial off-gases, a mixture of hydrogen and carbon monoxide, can be converted into clean burning, synthetic fuels and other useful products rather than polluting the atmosphere. Oroboros has estimated that use of our technology in this one steel plant could reduce carbon dioxide emissions in Sweden by 100,000 tons per year or the equivalent of one-quarter of 1% of the total annual carbon dioxide emissions in Sweden.

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

         Oroboros has applied to the Swedish government to designate the eco-paraffin it would produce as a clean fuel that is entitled to tax credits in Sweden. Tax credits are necessary to make the project economic. Oroboros has stated it anticipates it will receive a tax credit equivalent to about $.60 a gallon. Oroboros believes that cost advantage and a few other changes in regulatory requirements will enable it to proceed to retrofit the plant to use Rentech GTL Technology. If those changes are made, we anticipate that Oroboros will proceed with its project. No schedules have been announced for beginning construction, completing construction, or start up of operations of a proposed GTL plant for Oroboros.


         o        OTHER OPPORTUNITIES FOR THE RENTECH GTL TECHNOLOGY

         We are discussing several other proposals for use of the Rentech GTL Technology. We are participating in some feasibility studies with other companies that intend to provide their engineering services or financing capabilities to the proposed projects. Some of these talks are directly with owners of natural gas resources. These discussions are in preliminary stages, and no plans to proceed have been made at this time.

         One of the proposals is to construct a floating gas-to-liquids plant for use offshore to process natural gas that is now flared from offshore oil wells now in production. This type of gas resource is now stranded because there are no current means to bring it to market.

         We believe that use of Rentech GTL Technology in offshore floating ships provides great potential for us. Offshore production of oil from floating platforms dates from the mid-1970s. Production of oil by this method is now occurring from more than 120 offshore fields. Sixty of these fields are located in predominantly calm waters. International Maritime Associates, Inc. has published, in the Oil & Gas Journal, October 9, 2001, a list of 155 offshore projects in various stages of development where a floating production or storage system is being considered.

         According to the Oil & Gas Journal, October 9, 2001, more than 34 floating production or storage systems for oil are scheduled to be online off the west coast of Africa by the end of 2006. Not all of those projects will produce natural gas, and in others the gas may be reinjected. We anticipate that large quantities of this natural gas will be flared.

         We believe these offshore projects off of Africa, and other oil fields with substantial associated gas resources, both onshore and offshore, offer potential opportunities for us. Our preliminary studies to date on the feasibility of installing Rentech GTL Technology on a ship indicate that it can be done, and that the process can be used economically for some offshore gas fields from that type of platform. We think that operators of offshore oil fields should find the rates of returns they might realize from using our technology or some projects are attractive. Until now, the only options they have had are expensive reinjection of the gas or undesirable flaring of it into the atmosphere.

         We have completed a pre-feasibility study for a company that is investigating use of a floating GTL plant. The company is considering whether to proceed with engineering studies to select the technology to be used with our Rentech GTL Technology, both at the front-end and the back-end of the plant.

         We have done preliminary studies for Pertamina, the Indonesian state oil and gas mining company. It is considering constructing a plant to use Rentech GTL Technology in Indonesia. The plant would use Pertamina's stranded natural gas as feedstock. The intended products would be synthetic diesel fuels, naphthas, waxes and other high-value liquid hydrocarbons. We have defined with Pertamina the scope of work and responsibilities of each party for a feasibility study to assess the cost, financial viability of the plant, and markets for the products. We have done some preliminary work on the proposed project. We entered into an agreement for the feasibility study and have initiated work on the study. Our work is expected to extend over four to six months.

         Pertamina is one of the world's largest oil companies, with approximately 30,000 employees. Pertamina controls a substantial part of the country's daily production of 1.9 million barrels of oil and 8.7 billion cubic feet of gas that are produced by 35 operators in fields all over Indonesia, both onshore and offshore.

         Several other discussions involve deposits of natural gas or existing industrial gas plants. The sites where these possibilities exist are located around the world, and include most of the continents.

         We are having discussions with GTL Bolivia, S.A., a company newly formed in Bolivia. It is developing plans to construct process plants in that country that would use Rentech GTL Technology. GTL Bolivia is focusing on efforts to construct a plant for the production of 10,000 barrels per day of GTL products by use of our technology. GTL Bolivia is seeking contracts for the gas that would be fed to the plant, investors and financing, and other basic requirements for its plans.


         o        THERMAL CONVERSION CORPORATION

         In August 1998, we entered into a research and development venture with Thermal Conversion Corporation (TCC) whose offices are located in central Washington. TCC is a wholly-owned subsidiary of Nuvotec, Inc. of Richland, Washington. Among other technologies, TCC is developing and marketing its patented technology for reforming natural gas into synthesis gas to be used as feedstock for Fischer-Tropsch plants.

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

         The initial demonstration of using our catalyst with TCC's plasma technology yielded positive results. The energy lost in the conversion of methane to synthesis gas was as low as 1%. Syngas mixtures were controlled close to the compositions predicted by chemical equilibrium calculations. Carbon deposition (or soot), a wasteful byproduct of syngas produced by other thermal methods, was controlled to insignificant levels. Continuing tests are now needed to focus on optimizing the process for energy efficiency and cost. The U.S. Department of Energy made a $175,000 grant in July 1999 to support the Rentech-TCC demonstration project. The DOE's grant funds were used to test whether introducing steam to natural gas feedstocks of various compositions increases the energy efficiency and cost effectiveness of the combined Rentech-TCC technologies. TCC continues to seek funding in order to continue these tests and its research and development. It is focusing on attempts to organize a consortium of business corporations to support this work. We do not expect these efforts to be completed in the near future.

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


         o        DONYI POLO PETROCHEMICALS

         In September 1992, we granted exclusive rights to ITN, Inc., a Colorado corporation, to market the Rentech GTL Technology in India. ITN, Inc. is owned by Dr. Mohan S. Misra, who also owns a majority of INICA, Inc., formerly ITN
Energy Systems, Inc. See "ADVANCED TECHNOLOGIES--INICA, Inc. ITN, Inc. is entitled to 20% of our royalty, license fee or other revenues from plants in India.

         Through the efforts of ITN, Inc., we granted a license to Donyi Polo Petrochemicals Ltd., an Indian company, for a plant in India using Rentech GTL Technology. Donyi Polo proposed to build a 360 barrel per day plant, designed to use flared gas in the state of Arunachal Pradesh in northeastern India. Gas feedstock that is presently flared from oil wells has been allocated to this project by the state government of Arunachal Pradesh. We completed a $300,000 contract for the basic design of the plant in 1995. Also in 1995, Donyi Polo purchased our Synhytech plant in Pueblo, Colorado. In 1996, it moved the components to India for reassembly. In addition to a $250,000 contract for preliminary engineering services awarded to us, Donyi Polo Petrochemicals contracted with Humphries & Glasgow, Mumbai, India, for the prime engineering contract. In 1998, the detailed engineering design of the plant was completed by Humphries & Glasgow. We have earned $120,000 as payments due toward our license fee. The license agreement provides for royalty payments to us for seven years after commencement of production from the plant. The licensee is to construct and operate its own manufacturing plant, using our patents, to produce catalyst for its plant.

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

         We believe our clean burning diesel fuel could help users meet the increasingly stringent requirements for cleaner fuels. A series of federal statutes known as the Clean Air Act Amendments of 1990 and the Energy Policy Act of 1992 and related executive orders have established benchmarks for reductions in harmful exhaust emissions within the United States. We believe our diesel fuel exceeds all current and proposed federal and state diesel emissions requirements. This includes new requirements adopted by the U.S. Environmental Protection Agency and those adopted by the California Air Resources Board.

         In January 2001, the EPA adopted new rules to drastically reduce the sulfur content in diesel fuel by 2007. The proposed emission standards would reduce the sulfur content of diesel from 500 parts per million to 15 parts per million by 2007, a 97% reduction. The EPA said the proposal would reduce harmful air emissions from tractor-trailers, buses and other heavy trucks by more than 90%. According to the EPA, the result would be significantly healthier air for all persons in the United States, with less sooty, thin particular matter that causes respiratory illness.

         Energy and transportation groups representing oil and gas refiners, oil companies, trucking companies and others oppose the new EPA rule for diesel fuel, arguing that it will be costly and require technology that may not be available. We believe that the Rentech GTL Technology is ready for commercial use and could help by providing clean burning diesel fuel.

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

         Unlike alternative fuels such as methanol and compressed natural gas, we believe our diesel fuel can be used in conventional compression ignition engines without any engine or vehicle modification. Fuel mileage may be slightly decreased, although minor engine adjustments are expected to increase the fuel mileage to the level provided by conventional diesel fuel. Before our diesel could be said to be a practical alternative to conventional diesel fuel, long-term wear tests on engines fueled by the diesel are necessary. Our diesel fuel can be manufactured and distributed through the nation's existing refining and transportation infrastructures.

         Most of the diesel fuel produced throughout the world is refined from crude oil. As of 1996, the total worldwide demand for diesel fuel was estimated at 18.5 million barrels per day, according to the U.S. Department of Energy. The DOE also forecast growth in demand at an average rate of 2% per year. The largest market is in the U.S., where in1996 the demand was approximately 3.4 million barrels per day. The demand for diesel vastly exceeds the potential volume of GTL diesel that could be produced by all the Fischer-Tropsch technologies. Thus, the comparatively small amount of GTL diesel that may be produced by us and others will have no impact on prices for conventionally produced diesel. This means that GTL diesel will have to compete with the prevailing diesel price in the future. We do, however, anticipate that our GTL diesel may command a premium, as Shell's GTL diesel did when purchased by the California refineries during the 1993 to 1997 period.

         We have no arrangements by which vehicle manufacturers have approved the use of our fuel and no arrangements for the sale of our products. We are not aware of any reason why our fuel would not be readily saleable, especially for use as a blending stock for conventional diesel.

         In 2000, Congress designated domestically produced GTL fuels made from natural gas as an alternative fuel under the Energy Policy Act of 1992. The designation of GTL fuels, such as those produced by use of our GTL technology, could lead to reduction of the federal excise taxes and road taxes that apply to conventional fuels. The designation could reduce costs of GTL fuels. That might provide an incentive for users of diesel fuel to switch to cleaner burning GTL fuels. It could also reduce the expensive capital costs that government agencies must otherwise undertake to modify their vehicle fleets to meet the emission goals of the Energy Policy Act.

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

         Our principal efforts at the laboratory are now focused on increasing the efficiency of our catalyst. We are also developing additional catalysts, attempting to increase the amount of the feedstock that is converted into liquid hydrocarbons, and working on other ways of reducing the cost of our process. The lab work is concentrated on achieving commercial use of Rentech GTL Technology with as many types of hydrocarbon feedstocks as are available.

         We also joined with Texaco Energy Systems, Inc., our licensee, to demonstrate use of our technology at the La Porte plant in Texas in 2000. Texaco leased the use of this plant from the U.S. Department of Energy on a short-term basis to conduct a joint demonstration with us of the results of using the Rentech GTL Technology. The plant is a pilot plant, with a capacity of four barrels of product per day. The results from this use of our technology were successful.

         During the fiscal years ended September 30, 2001, 2000, and 1999, we spent amounts estimated at $204,583, $515,261, and $195,466, respectively, on research and development activities on the Rentech GTL Technology. During each of the same fiscal years, we estimate that revenues received from third parties for research and development activities on the technology were $2,212,432, $751,166 and $211,246, respectively.


RISKS RELATING TO THE RENTECH GTL TECHNOLOGY

         o OUR ABILITY TO CONTINUE TO BENEFIT FROM THE RENTECH GTL TECHNOLOGY DEPENDS UPON PROPER CONSTRUCTION AND OPERATION OF PLANTS THAT USE THE TECHNOLOGY ON A COMMERCIAL SCALE.

         Our business strategy calls for our licensees to construct and operate plants that use Rentech GTL Technology on a commercial scale. These plants will rely on complex mechanical equipment and gas processing systems We expect most plants to be owned, constructed, and operated by our licensees, but we may retrofit and operate some plants in which we obtain an ownership interest. Whether our licensees, and in a few instances, we, can properly design, construct and operate plants depends upon a number of factors. These include constructing plants that are properly designed by a licensee for the chemical composition of the feedstock obtained for the plant; the amount and quantity of the feedstock; design of the plant and its systems; mechanical adequacy of the plant equipment and machinery, whether related or unrelated to Rentech GTL Technology; availability and adequacy of roads, utilities, worker housing and other infrastructure at the plant site; the plant operator's management and skills; and proper operating circumstances.

         o OUR ABILITY TO CONTINUE TO BENEFIT FROM THE RENTECH GTL TECHNOLOGY DEPENDS UPON ECONOMIC OPERATION OF PLANTS THAT USE THE TECHNOLOGY ON A COMMERCIAL SCALE.

         Whether Rentech GTL Technoloy can be cost effective so that commercial-scale plants using the technology can be profitably operated depends upon several factors. The principal conditions include adequate quantities of low-cost feedstock, the availability and cost of construction financing, the economic efficiency of the technology, and the market demand for the end products at profitable prices. Those qualities, especially the economic performance of the technology, have not yet been established. Poor economic results at plants using Rentech GTL Technology would adversely impact our operating results and financial condition by depressing or eliminating our potential income from the technology.


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

         We have been granted eleven United States patents related to the Rentech GTL Technology. These patents apply to our processes, applications of the process, products produced, and materials used as part of the Rentech GTL Technology. The patents cover a method for cracking produced waxes; a method of making and activating a promoted iron catalyst for use in slurry synthesis reactors; production of a synthetic oxygenated diesel fuel; the overall gas-to-liquids conversion process; use of our oxygenated, sulphur and aromatic-free diesel fuel as an additive to conventional diesel fuel; and control of the tail gas from our process to maximize either the production of electricity from our tail gas, gas-to-liquids products, or a near-pure form of carbon dioxide. This type of carbon dioxide can be more readily sequestered, thereby reducing harmful emissions from electrical power plants and transportation vehicles.

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

         REN Corporation's computer-controlled testing equipment depends upon computer software programs and proprietary computer hardware devices. The programs and hardware components are developed by REN's employees. This proprietary information is maintained as trade secrets, and REN owns no patents. REN relies upon confidentiality agreements to protect its proprietary interests.

         OUR ABILITY TO EXPLOIT OUR VARIOUS TECHNOLOGIES DEPENDS UPON PROTECTING AND ENFORCING OUR INTELLECTUAL PROPERTY RIGHTS. OUR ABILITY TO DO SO INVOLVES COMPLEX LEGAL, SCIENTIFIC AND FACTUAL ISSUES AND UNCERTAINTIES.

         The Rentech GTL Technology and our businesses conducted by OKON and Petroleum Mud Logging and the business of REN Corporation are based upon patents and trade secrets. We rely upon a combination of patent, trade secret, copyright and trademark law, nondisclosure agreements and technical security measures to protect our intellectual property rights in our several lines of business. Our success in technologies that are based on intellectual property depends on our ability to establish, protect and enforce intellectual property rights with respect to our technologies and to successfully defend against any alleged infringement or related claims.

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

         Syntroleum has operated its 70 barrel per day pilot plant owned with ARCO at ARCO's Cherry Point refinery in the state of Washington. Syntroleum Corporation previously reported that it has operated a pilot plant with a nominal production capacity of two barrels per day. Syntroleum has reported that its pilot plants have successfully demonstrated certain elements and variations of Syntroleum's Fischer-Tropsch process.

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

         OKON has been engaged in the business since 1973. OKON, located in Denver, markets and sells its products nationwide through a variety of channels. These include distribution through paint dealers, retailers who are primarily not discount retailers, and mass merchandisers, industry users, and architects and building contractors. The customers are primarily the construction industry and architects who use the coatings on wood, concrete and masonry for their construction projects. OKON has a one-person sales staff, but no distributors or independent sales representatives. The brand names of the various products are recognized throughout the industry. The formulas used by OKON for manufacturing its products are proprietary.

         OKON also markets nearly one-half of its products with the trade mark of Goodyear Chemical. This company is a division of Goodyear Tire and Rubber. Goodyear supports OKON's marketing in this way because these products use resins manufactured by Goodyear Chemical. Goodyear's trade mark used by OKON shows OKON's product is made with PILOTEC(R) resins, and the mark also shows the Goodyear's registered mark for its blimp.

         Starting in 2001, OKON's products have been stocked in approximately seven Home Depot stores. If this market test demonstrates that customers purchase OKON's environmentally clean stains, sealers and coatings in a volume that satisfies Home Depot, OKON expects to sell its products through more of Home Depot's outlets. There are approximately 1,200 Home Depot stores.

         OKON primarily manufactures and markets standard products, but it also prepares special products for large orders. OKON employs one person whose duties are primarily related to marketing. Sales are generally made pursuant to purchase orders, which are occasionally revised to reflect changes in the customer's requirements or to establish special orders. Product deliveries are scheduled upon OKON's receipt of purchase orders, and orders are typically filled within one to two days. OKON had no significant backlog of orders.

         Historically, sales of stains and sealers have been seasonal in nature. The heaviest concentration of sales have occurred in the spring and summer months. Production schedules are timed to reflect these seasonal variations.

         The coatings industry in which OKON conducts its business is highly competitive and has historically been subject to intense price competition. Other competitive factors in the coatings industry include the content of volatile organic compounds (VOC) in the product, product quality, product innovation, and distribution. There are five major competitors in this nationwide market of environmentally sound paint products. Rentech believes that OKON products are competitive. It bases this belief on the quality of OKON's products and their unique properties, including reduced content of VOC ingredients because the products are water-based and biodegradable.

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

         OKON's sales of products to some customers may constitute a significant portion of our revenues. For the year ended September 30, 2001, one customer of OKON accounted for 12% of our total revenues. For the year ended September 30, 2000, one customer of OKON accounted for 16% of our total revenues. For the year ended September 30, 1999, two customers for OKON accounted for 29% and 12% of our total revenues.

         LOSS OF OKON'S LARGEST CUSTOMERS WOULD MATERIALLY REDUCE OUR TOTAL REVENUES.

         OKON has provided material portions of our total revenues. Loss of a customer of this size would have an adverse economic and business impact upon all of our operations. OKON sells to over 200 customers, and we expect that this broad customer base would help soften the impact of the loss of any single customer.

         Revenues from our stains, sealers and coatings business segment represented approximately 29%, 41%, and 68% of our revenues in the years ended September 30, 2001, 2000, and 1999, respectively.

         o        PETROLEUM MUD LOGGING, INC.

         In June 1999, we entered into the business of providing well logging services to the oil and gas industry. This occurred through its purchase of the assets of two established and related companies that have been providing services in these fields since 1964. We are using the assets to continue these businesses through our wholly-owned subsidiary, Petroleum Mud Logging, Inc.
(PML). The business is operated from Oklahoma City, Oklahoma. The services are provided to customers located in Oklahoma, Texas, Kansas, Louisiana and Arkansas and a few nearby states.

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

         Revenues provided by our mud logging business segment represented approximately 37%, 36% and 10% of our revenues during the fiscal years ended September 30, 2001, 2000 and 1999. We acquired the mud logging assets that we use to provide our oil and gas field services in June 1999. PML's revenues from some customers may constitute a significant portion of its revenues. For the years ended September 30, 2001 and 2000, one customer of PML accounted for 12% and 17% of our total revenues, respectively.

         LOSS OF PML'S LARGEST CUSTOMERS WOULD MATERIALLY REDUCE OUR TOTAL REVENUES.

         PML has provided material portions of our total revenues. We have experienced a growing demand for our oil and gas field services. If we lose a significant customer, we anticipate that demand from other customers would use most of our capabilities.

         THE MARKET FOR PML'S SERVICES MAY NOT CONTINUE AT THE CURRENT LEVEL.

         More companies may enter our business and offer well logging services to the oil and gas industry. Our present competitors may expand their equipment and provide more well logging services. The number of new natural gas wells that are drilled may decline as the supply of natural gas increases or if market demand for natural gas lessens. If these events occurred, the demand for PML's services would decline and our total revenues could be significantly reduced.

         Our competitors in oil and gas field services include approximately 50 other companies. Several of these companies are divisions or subsidiaries of major oil and gas companies or other energy businesses. Those competitors have substantially more financial assets and other resources than we do. We believe we have been and will be able to favorably compete in this business because of our advanced technological capabilities. Our mud logging units are well equipped mobile laboratories. Our units receive and automatically test data on site from the drill holes as a well is drilled. To our knowledge, we are the only company that monitors and plots all parameters by computer, rather than by hand. The units automatically analyze that information and rapidly communicate the results to the mineral owner. These capabilities give us advantages over most of our competitors by enabling the mineral owner and its geologists to exercise more precise control over the drilling without being at the site.

         o        REN CORPORATION

         As of August 1, 2001, we acquired 56% of the outstanding stock of REN Corporation for approximately $1,400,000. REN is an Oklahoma corporation organized in 1979 and located in Stillwater, Oklahoma. REN manufactures computer-controlled testing equipment systems and sells them on a custom-order basis to industrial manufacturers. The manufacturers use REN's industrial automation systems for controlling quality control and increasing productivity in the manufacture of their products. The customers' products include automatic hydraulic pumps, valves and actuators; diesel fuel injection pumps; transmissions; automatic hydraulic presses; and hydraulic hose assemblies. REN's primary market has been automated test equipment for the fluid power industry.

         REN intends to continue its business and expects to expand its activities. REN will retain its present management. We anticipate REN will be able to expand its business with minimum investments of capital, and will develop a positive cash flow.

         REN's customer base currently consists of some of the world's largest heavy-equipment manufacturers. These include Caterpillar, USA; Eaton Corporation, USA and Mexico; John Deere USA and Mexico; Daewoo Heavy Industries, Korea; Bosch Rexroth Corporation USA and Germany; Parker Hanifen Corporation, USA; and Sauer Danfoss, USA and Great Britain. Sales inside the U.S. were $996,641, $833,802 and $1,699,645 during 2001, 2000 and 1999, respectively, and sales outside the U.S. were $8,247, $4,311, and $423,003 during the same years.

         REN has a backlog of orders in the approximate amount of $3,140,000 as of September 30, 2001 as compared to a backlog of approximately $250,000 as of September 30, 2000. The new orders will require development of enhancements to REN's software and hardware to produce the test equipment that has been ordered. REN anticipates increasing its number of employees from 15 to 20 to meet the requirements of its new orders.

         REN's competitors who manufacture and sell computerized test equipment for use in manufacturing include approximately ten other companies. We have approximately three principal competitors. Some of REN's competitors have substantially more financial assets and other resources than REN. We believe that REN will be able to compete favorably because its pioneering work in applying computers and electrohydraulics to develop leading edge systems gives REN certain advantages, especially for test equipment systems for the fluid power industry.

         REN  MAY  NOT  BE  ABLE  TO  READILY  AND   ECONOMICALLY   DEVELOP  THE
COMPUTERIZED TEST EQUIPMENT THAT HAS BEEN ORDERED.

         Development of the specialized test equipment that REN sells requires a period of development and specialized skills. If REN is not able to economically and timely produce the equipment that has been ordered, the costs would be increased and the anticipated revenues would be reduced.

         We may not be able to obtain the financing that REN requires to expand its business to meet its requirements for its new sales orders.

         REN had fifteen employees as of September 30, 2001. REN anticipates increasing its number of employees to 20 in order to meet the requirements of its new orders.


ADVANCED TECHNOLOGIES

         o        INICA, Inc. (formerly ITN ENERGY SYSTEMS, INC.)

         In 1998 Rentech acquired 10% of INICA, Inc. (formerly ITN Energy Systems, Inc.), a privately owned Colorado corporation. INICA was founded in 1995 by a team of scientists and engineers from several major aerospace corporations. INICA's business strategy is to develop and commercialize emerging technologies for the aerospace, military and commercial markets. Its approach is to form sponsorships and partnerships with corporations for the study and development of specific products. After intensive testing of prototypes and evaluation of the market, the successful products are introduced to the market. INICA has grown from 10 employees when we made our investment decision to over 200 employees today, among all of its operating entities. INICA has two offices/laboratories located in Jefferson County, Colorado and an interest in a photovoltaic (PV) production facility in Tucson, Arizona.

         In December 2000, we agreed in principle with INICA to exchange our 10% ownership interest in INICA for an interest of approximately 3.5% in a holding company that will own technologies developed by INICA. The holding company will own 100% of Global Solar Energy, Inc. and 100% of Infinite Power Solutions, Inc. In addition, the same holding company would own 100% of two other key advanced technologies being developed by INICA, ceramic membranes and fuel cells. During fiscal 2001, further discussions with INICA have revised the agreement to a direct 3.5% ownership interest in Global Solar Energy and Infinite Power Solutions, as well as a direct ownership interest in the ceramic membrane and fuel cell entities. Based on these discussions, Rentech would not relinquish its stock in INICA until Global Solar Energy and Infinite Power Solutions have become publicly traded companies, at which time INICA is to purchase its stock from Rentech at an amount to be negotiated at a later date. Management believes that the exchange of investments is equitable for the Company.

         INICA is actively pursuing its business strategy through its four primary subsidiaries. The first is ITN/ES, Inc. (formerly New ITN), which was formed to continue research and development activities under certain governmental contracts and for related entities. INICA owns 51% of ITN/ES, and Millennium Energy Holdings, Inc. owns 49%. Another subsidiary is MicroSat Systems, Inc., which was organized to develop space technology. INICA owns 51% of MicroSat and Millennium owns 49%. The third subsidiary is Global Solar Holdings, LLC, which owns 100% of Global Solar Energy. Global Solar Energy owns the technology and manufacturing facility for the photovoltaic panel systems. INICA owns 33.33% of Global Solar Holdings and Millennium owns 66.66%. The fourth subsidiary of INICA is Infinite Power Solutions, Inc. which was formed to commercialize the thin-film battery technology. INICA owns 33.33% of Infinite Power Solutions and Millennium owns 66.66%.

         Millennium Energy Holdings, Inc. is a wholly owned subsidiary of Unisource Energy Corporation. Unisource Energy is traded on the New York Stock Exchange under the symbol UNS. As reported in Unisource Energy Corporation's
Form 10-Q for its nine months ended September 30, 2001, Unisource Energy has provided $16 million in funding to the entities previously described. In addition, Unisource Energy stated that Millennium expects to provide an additional $7 million to these investments during the fourth quarter of 2001. Based upon the Unisource Energy Corporation Annual Report for 2000, Unisource Energy has also committed to provide an additional $20 million in funding for production and expansion of Global Solar Energy over the next four years as well as $20 million in funding to form MicroSat Systems, Inc. Unisource Energy further stated that it expects these investments to move to profitability within the next two years.


         o        ITN/ES, INC.

         ITN/ES is a product development company that was formed to provide research and development and other services to Global Solar Energy and other related entities. ITN/ES recently initiated two research and development contracts based on its ceramic membrane technology. The first is a $7 million contract with Defense Advanced Research Projects Agency (DARPA) known as the Palm Power Project. The goal is to produce a demonstration unit for a hand-held solid oxide fuel cell to be used by military personnel that is capable of producing 20 watts for 72 hours. Though being developed specifically for DARPA, future applications could include remote commercial and recreational uses. Fuel cells are clean and quiet devices that generate electricity through an electrochemical process involving fuel and air. Similar to batteries, each individual fuel cell produces approximately one-half volt, and multiple cells in a"stack" configuration produce higher voltages and power. Fuel cells have higher power densities than batteries, and continue to generate electricity as long as fuel and air are supplied.

         The second research and development contract was awarded by the Advanced Technology Program Office of the National Institute of Standards and technology (NIST) to develop important new types of electric generating systems. ITN/ES received an initial $2 million contract for "Integrated Planar Solid Oxide Fuel Cell Stack Development." The three-year program includes additional investment for a total estimated project budget of $4 million dollars. Fuel cells generate electricity through a non-combustion, environmentally friendly process that produces only heat, water and electricity. Like a battery, each fuel cell produces about one volt of electricity. Multiple fuel cells combined in a "stack" configuration produce higher voltages and power.


         o        MICROSAT SYSTEMS, INC.

         MicroSat Systems is a space systems company formed for the purpose of developing and commercializing small-scale satellites. MicroSat has been selected by the Air Force Research Laboratory to lead an industry team that will develop "micro-satellite" spacecraft as part of a three-year, 435 million demonstration program. Researchers at the Air Force Research Laboratory's (AFRL) Space Vehicles Directorate, and those at the Air Force Office of Scientific research in Arlington, VA have made plans for a new system of small satellites that fly in a formation and can quickly adapt to rapidly changing mission requirements. The ultimate goal of AFRL's "Technology Satellite of the 21st Century," or the TechSat 21 program, envisions that collaborative clusters of interdependent microsatellites, each weighing about 100 kilograms and flying in close, bird-like formations, may eventually circle the earth, replacing many of today's single, larger satellites. MicroSat plans to partner with Ball Aerospace and Technologies Corp., Lockheed Martin Astronautics Operations, and Global Solar Energy to develop new technologies and satellites intended to perform space missions at much lower cost than conventional satellite systems.

         o INFINITE POWER SOLUTIONS, INC.

         The purpose of this company is to commercialize the thin-film battery technology developed by ITN/ES. The thin-film batteries are solid state, rechargeable lithium batteries. According to Infinite Power's projections, it anticipates that an initial battery production level of 23 million batteries a year by 2002. Thin film batteries are being produced by a pilot line. They are being integrated into specific customer products for the first introductions of this technology to the market. These initial products include smart cards, radio frequency identification (RFID) tags and medical implants such as hearing aids. Limited commercial production of the batteries is scheduled to occur by mid-2002.


RISKS RELATING TO INICA, INC. AND ADVANCED TECHNOLOGIES

         o PROFITABLE OPERATIONS OF ADVANCED TECHNOLOGY BUSINESSES ARE SUBJECT TO GREATER RISK THAN FOR MORE CONVENTIONAL BUSINESSES.

         The likelihood of successfully entering into new businesses involving advanced technologies must be considered in view of the problems, expenses, difficulties, complications and delays frequently encountered with starting up a new business, especially one engaged in high technology. These factors include the development of new technology, the marketing of new products, and adequate controls to assure adherence to the special provisions and fine tolerances required in manufacturing, assembling and installing high technology products. We have little or no history of operations in these lines of advanced technologies upon which to evaluate their prospects for future operating or financial success. Success in these businesses is uncertain.


         o THE VALUE OF OUR INTERESTS IN ADVANCED TECHNOLOGIES DEPENDS UPON THE EFFORTS OF OTHERS. WE DO NOT CONTROL THEIR ACTIONS.

         The advanced technologies in which we acquired an ownership interest through INICA, Inc. are controlled by others. We have no influence over their actions and are not involved in their operations. The success of the advanced technologies in which we hold interests depends upon the controlling shareholders, officers and managers of these businesses.


         o THE ADVANCED TECHNOLOGIES IN WHICH WE HAVE AN INTEREST MAY NOT BE APPLIED TO ADDITIONAL PRODUCTS OR ACCEPTED BY THE TARGET MARKETS.

         The planned improvements to these technologies may not be completed, and new products may not be developed. The products may not gain widespread acceptance in the target marketplaces. If so, the value of our shares of common stock in these companies could be limited.

         o THE ADVANCED TECHNOLOGY BUSINESSES MAY NOT OPERATE AT A PROFIT. IF THEY DO NOT, OUR ECONOMIC BENEFIT FROM OWNERSHIP OF INTERESTS IN THEM WILL BE LIMITED AND MAY NOT MATERIALIZE.

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


         o WE DO NOT EXPECT THAT THE ADVANCED TECHNOLOGY BUSINESSES WILL DISTRIBUTE DIVIDENDS TO SHAREHOLDERS. THERE IS NO MARKET FOR THE COMMON STOCK OF THESE COMPANIES. WITHOUT DIVIDENDS, WE MAY NOT REALIZE REVENUE FOR OUR INVESTMENT IN ADVANCED TECHNOLOGIES.

         Unless the advanced technology companies declare dividends, which we do not expect, our return on any value in these companies will depend upon the value of our shares of their common stock. There is no market for the common stock, and none may develop. If so, our ability to realize value from the common shares will be limited. We may be required to hold the common stock for an indefinite period of time without any economic return.


         o        DRESSER ENGINEERING

         In 1999 we entered into an arrangement with Dresser Engineering Company of Dallas, Texas, for joint marketing of our technology with the engineering services of Dresser Engineering. Since 1926 Dresser Engineering has been providing engineering, procurement and construction management services to the gas processing and refining industries. The purpose of the marketing arrangement was to allow our two companies to take advantage of each other's strengths for marketing the Rentech GTL Technology on a worldwide basis. In 1999, Dresser Engineering's parent company, Dresser Engineers & Constructors, Inc., and we exchanged ownership of minority blocks of our shares on a tax-free exchange basis. Dresser Engineers & Constructors acquired 3,680,168 shares of our common stock in September 1999, and we acquired 5% of the common stock of privately held Dresser Engineers & Constructors, Inc.

         In 2000, Dresser Engineering prepared a preliminary cost study of the feasibility of converting the Sand Creek methanol plant into a GTL plant that would use our technology. We own a 50% interest in the Sand Creek plant. We capitalized these costs as capitalized software. We are using this software program as a generic model for conducting feasibility studies and providing data for our engineering designs for plants.

         As part of the stock exchange, we incurred $2,072 in acquisition costs. We valued our investment in Dresser Engineers & Constructors based on the market value of our common stock of $1,838,012 at the date of issuance. During March 200, we paid a deposit of $175,000 plus $2,051 in additional acquisition costs to increase our ownership percentage in Dresser Engineers & Constructors to 10%. During fiscal 2001, we reached an agreement with Dresser Engineers & Constructors under which we agreed not to acquire the additional ownership interest. Dresser Engineers & Constructors issued its $175,000 note receivable to us, with a personal guarantee from the owner of Dresser Engineers & Constructors for the repayment of this sum. The note receivable matures on December 31, 2001.

         As of September 30, 2001, we determined that our investment in the shares of Dresser Engineers & Constructors was impaired. Dresser is a privately owned company. We have not been able to obtain adequate information about its current business to support the existing valuation. Based upon our inability to determine Dresser Engineers' liquidity and the status of its business plans, we have recognized a $1,842,135 loss on investment for the year ended September 30, 2001. We continue to own the 580,000 shares of the common stock of Dresser Engineers & Constructors that represent this investment.


EMPLOYEES

         At September 30, 2001, we had 111 employees. Among our subsidiaries, Rentech Services Corporation had 10 employees who work at our development and testing laboratory, OKON, Inc., had nine employees; Petroleum Mud Logging, Inc. had 57 employees, three of whom are part-time employees; and REN Corporation had 15 employees.


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


DEVELOPMENT AND TESTING LABORATORY

         We own a development and testing laboratory located in Denver. The facility consists of a 11,000 square foot laboratory located within our 20,000 square foot industrial building. The remainder of the building is rented to a tenant and constitutes potential expansion space for the laboratory. We renovated the building in fiscal 1999 to provide a state-of-the-art laboratory and support facilities for Fischer-Tropsch technology. Our small scale reactor is operated at the facility for continued development of Fischer-Tropsch technology. Our lab equipment and the laboratory were upgraded in 1999 by approximately $500,000 in capital expenditures. We believe that our laboratory is one of the most comprehensive Fischer-Tropsch facilities in the field today.

SAND CREEK METHANOL PLANT FACILITY

         We own a one-half interest in the Sand Creek methanol facility located in the Denver metropolitan area. Republic Financial Corporation, based in the Denver area, owns the other one-half interest. The facility includes a methanol plant that was closed when we acquired our interest in 1999. The site consists of 17 acres located in an industrial area adjacent to a rail line and an interstate highway. Approximately 11 acres of the site are available for other uses. Our studies indicate that this plant, if converted to use Rentech GTL Technology, would not be large enough, given the relatively high costs of natural gas from pipelines in the Denver area, to be economically operated on a commercial basis for production of liquid hydrocarbons.

         We have granted another company an option to purchase the equipment and systems that comprise the Sand Creek plant. If the option is exercised, the purchase price would be $2 million. The option extends to May 2002 and may be extended to November 2002. If the right to purchase is exercised, we would retain the site, with its railroad spur, buildings and other facilities. In the event of a sale of the plant, we presently expect to sell or lease part or all of the site and the remaining facilities.


OKON FACILITY

         OKON, Inc., a wholly owned subsidiary, leases an industrial building located in Denver Colorado, where its production facilities and offices are located. The lease extends to March 2005. The rent is approximately $74,700 per year. The building contains approximately 20,000 square feet of office and warehouse space. The building is recently constructed and contains adequate space for expansion of the business.


PETROLEUM MUD LOGGING PROPERTIES

         Petroleum Mud Logging, Inc. owns a building in Oklahoma City, Oklahoma that contains our shop facility as well as our offices. Personal property includes 35 special vehicles equipped as mobile laboratories used for providing well logging services. The subsidiary also owns an extensive library of well logs that provide information about the results of previous oil and gas or natural gas exploration wells. We believe that the existing shop space and well logging units are adequate for our current needs and anticipated growth. The shop facility is adequate for maintenance of the vehicles, and the well logging units are in good condition.


REN CORPORATION

         REN Corporation, in which we own a 56% interest, owns a building located in Stillwater, Oklahoma on a site consisting of 6.6 acres. The buildings contain 11,000 square feet. REN uses it for light manufacturing of its computer software and hardware products. REN also owns plant machinery and computer equipment. The building and the equipment are in adequate condition.

ITEM 3.  LEGAL PROCEEDINGS

         REN Corporation has brought a civil action against one of its customers for collection of approximately $342,000. We have asserted that this sum is due as the contract price payable to REN for test equipment that we developed for the customer on its order. The customer is defending the claim on its assertion that the test equipment was not delivered on a timely basis as required by the terms of the contract. REN has asserted that this occurred as a result of change orders requested by the customer. The customer has filed a counterclaim against REN for approximately $298,000 plus attorney fees, costs and interest. REN is defending vigorously against the counterclaim.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         Our annual meeting of shareholders was held on May 8, 2001. At the meeting, Ronald C. Butz and Douglas L. Sheeran were elected to terms ending in 2004 as members of the board of directors. The terms of John J. Ball, John P. Diesel, Erich W. Tiepel and Dennis L. Yakobson as directors continued after the meeting.

         The following tabulation shows the votes cast at the meeting on each matter voted upon, including election of directors.

                                         For      Withheld/Against   Not Voted
Election of Directors:                ----------  ----------------   ---------
   Ronald C. Butz                     53,968,721      2,417,617              0
   Douglas L. Sheeran                 53,951,546      2,434,792              0
Adoption of 2001 Stock Option Plan:   51,067,052      4,900,873        418,413


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Since April 5, 2000, Rentech's common stock has traded on The American Stock Exchange(R) under the AMEX symbol RTK. Between then and August 18, 1999, the stock traded on the OTC Bulletin Board under the symbol RNTK. Prior to August 18, 1999 the stock traded on the NASDAQ SmallCap Market under the same symbol. The following table sets forth the range of high and low closing prices for the Company's common stock, as reported by AMEX or NASDAQ, for the quarters presented. The quotations reflect inter-dealer prices, without adjustment for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

Fiscal Year Ended September 30, 2001                       High       Low
------------------------------------                       ----       ---

         1st Quarter, ended Dec. 31, 2000                $1.938      $1.063
         2nd Quarter, ended Mar. 31, 2001                $1.50       $0.875
         3rd Quarter, ended Jun. 30, 2001                $1.410      $1.00
         4th Quarter, ended Sep. 30, 2001                $1.20       $0.62



Fiscal Year Ended September 30, 2000                       High       Low
                                                           ----       ---

         1st Quarter, ended Dec. 31, 1999                $.765625    $.4375
         2nd Quarter, ended Mar. 31, 2000                $3.46875    $.609375
         3rd Quarter, ended Jun. 30, 2000                $4.25       $1.75
         4th Quarter, ended Sep. 30, 2000                $2.8125     $1.0625

         The approximate number of shareholders of record of our common stock as of November 30, 2001 was 527. We estimate the number of beneficial owners is not less than 9,000.

         We have declared no dividends with respect to the common stock during the 12-month fiscal year ended September 30, 2001 We currently expect that we will retain future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

         The following table shows information concerning all sales of our unregistered securities made by us during the past three years and not previously reported on Form 10-QSB.

                No.             Total                                                     Exemptions
Date of         Security        Securities      Offering   Total         Class of         From
Sale            Sold            Sold            Price      Commissions   Purchasers       Registration
-------         --------        ----------      --------   -----------   ----------       ------------

Nov. 19, 1998   Common Stock      100,000       (1)        0             Accredited       Rules 505, 506,
                                                                         Investor         Section 4(6)

June 1, 1999    Common Stock      100,000       (2)        0             Accredited       Rules 505, 506,
                                                                         Investors        Section 4(2)

Jul. 13, 1999   Common Stock        1,514       (3)        0             Accredited       Rules 505, 506,
                                                                         Investor         Section 4(6)

Jul. 27, 1999   Common Stock      100,000       (4)        0             Accredited       Rules 505, 506,
                                                                         Investor         Section 4(6)

Sep. 30, 1999   Common Stock    3,680,168       (5)        0             Accredited       Rules 505, 506,
                                                                         Investor         Section 4(6)

Jun. 18, 2000   Common Stock      200,000(6)  $26,561      0             Accredited       Rules 505, 506,
                                                                         Investors        Sections
                                                                                          4(2), 4(6)

Dec. 13, 2000   Common Stock       60,000       (3)        0             Accredited       Rules 505, 506,
                                                                         Investors        Sections
                                                                                          4(2), 4(6)

Feb. 2, 2001    Common Stock      200,000      (6)         0             Accredited       Rules 505, 506,
                                                                         Investors        Sections
                                                                                        4(2), 4(6)

(1)      Shares issued for investment banking services.
(2) Shares issued as partial consideration for the purchase of o ur mud logging assets.
(3)      Shares issued in exchange for consulting services.

(4) 25,000 shares were issued to each of our outside directors, John J. Ball, John P. Diesel, Douglas L. Sheeran and Dr. Erich W. Tiepel, in lieu of directors' fees.
(5) The consideration received was 5% of the common stock of Dresser Engineers & Constructors, Inc.
(6) Shares issued as an advance in partial consideration for the purchase of 56% of the issued and outstanding stock of REN Corporation.


ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial data should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the notes thereto appearing in them elsewhere in this Annual Report on Form 10-K.



                                                     Year Ended September 30
                                 2001            2000            1999            1998          1997
                                 ----            ----            ----            ----          ----
CONSOLIDATED
STATEMENT OF
OPERATIONS DATA
Revenues                    $  8,166,576    $  5,066,607    $  2,880,900    $  1,987,586    $  1,189,536
Cost of Sales               $  6,150,359    $  3,134,396    $  1,416,078    $    944,068    $    481,797
Gross Profit                $  2,016,217    $  1,932,211    $  1,464,822    $  1,043,518    $    707,739
Loss from Operations        $ (4,577,579)   $ (3,804,389)   $ (3,442,392)   $ (1,986,818)   $ (1,077,783)
Net Loss                    $ (6,770,707)   $ (4,099,395)   $ (3,442,661)   $ (2,180,855)   $ (1,375,686)
Loss Applicable to
     Common Stock           $ (7,254,306)   $ (4,189,006)   $ (3,974,593)   $ (3,345,847)   $ (2,034,100)

BASIC AND DILUTED
    LOSS PER SHARE(1)
Loss Before Extraordinary
     Item                   $       (.11)   $       (.07)   $       (.09)   $       (.10)   $       (.10)
Loss Per Common Share       $       (.11)   $       (.07)   $       (.09)   $       (.10)   $       (.10)

CONSOLIDATED
BALANCE SHEET DATA
Working Capital             $  1,412,195    $  1,892,376    $    115,457    $  3,195,381    $   (675,630)
Total Assets                $ 16,115,455    $ 16,462,592    $ 13,209,981    $ 10,715,250    $  4,857,204
Total Long-Term
    Liabilities             $  1,157,927    $    999,355    $  1,246,917    $       --      $    125,000
Total Liabilities           $  4,069,123    $  1,758,615    $  2,149,183    $    394,684    $  1,502,867
Accumulated Deficit         $(25,571,028)   $(18,800,321)   $(14,700,926)   $(11,258,265)   $ (9,077,410)
--------------------

(1) The weighted average number of shares of common stock outstanding during the years ended September 30, 2001, 2000, 1999, 1998, and 1997 were 64,807,168,
57,532,816, 43,838,417, 33,289,164, 19,603,265 and 10,401,922, respectively.



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

         We are exploiting our Rentech GTL Technology by marketing licenses to energy companies and owners of industrial gas plants, and owners of other carbon-bearing sources of feedstock such as natural gas. We are discussing proposals with several energy companies and owners of industrial gas plants for use of the Rentech GTL Technology through licenses or other business ventures.

         Our iron-based catalyst that is an integral part of the Rentech GTL Technology is relatively inexpensive, and non-polluting, and works with a broad range of feedstocks. We believe that our technology provides significant opportunities to produce liquid hydrocarbon fuels and other valuable products from the large worldwide resources of natural gas, industrial waste gas, heavy crude oil, refinery byproducts, coal and petroleum coke, among other materials.

         Our current licensees include Texaco Energy Systems, Inc., which we have exclusively licensed to use the technology with liquid and solid sources of feedstock that are not all natural gas. Texaco Energy Systems, Inc. (Texaco), formerly a division of Texaco, Inc., became a division of ChevronTexaco
Corporation in 2001 after the merger of those two companies. Texaco is conducting its own study of the technology and has contracted for us to do research and development for integrating Texaco's gasification technology (which produces synthesis gas from feedstocks in liquid and solid forms) with Rentech's GTL Technology (which uses synthesis gas). Texaco is working on proposals to use the combined technologies for a U.S. Department of Energy project and other projects. We have granted licenses to several other licensees.

         We are receiving royalty income as a result of our October 1998 license of the Rentech GTL Technology to Texaco and revenues from a technical services contract with Texaco. We are not receiving royalties on production of liquid hydrocarbons from use of the Rentech GTL Technology, or license fees except on an irregular basis. Revenues from the Rentech GTL Technology and the revenues from our other businesses conducted through OKON, Inc., Petroleum Mud Logging, Inc., and REN Corporation are not sufficient to cover our ongoing losses related to our efforts to commercialize the Rentech GTL Technology at this time.


OPERATING REVENUES

BACKGROUND

         During the fiscal periods discussed in this report, we realized revenues from the stains, sealers and coatings business conducted by our wholly-owned subsidiary, OKON, Inc.; from the oil and gas field services provided by Petroleum Mud Logging, Inc., a wholly-owned subsidiary; from the manufacture of complex microprocessor controlled industrial automation systems by REN Corporation, a 56% owned subsidiary; and revenues associated with the Rentech GTL Technology. These revenues included royalties earned under our October 1998 license of the Rentech GTL Technology to Texaco, and contract payments for technical engineering services provided to Texaco and certain other companies. The goal of this work is to integrate Texaco's gasification technology with our Rentech GTL Technology. In the future, we expect to receive revenues associated with the Rentech GTL Technology from the following principal sources:

         o Contract payments for design studies. These are preliminary feasibility studies for potential licensees. These payments are either due in full upon execution of the design contract or in monthly installments as services and materials are provided.

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

         o Contract payments for supply of the synthesis gas reactors required for use with the Rentech GTL Technology. We plan to subcontract this work to fabricators. We expect to sell the reactors at our own cost plus a profit.

         o Contract payments for supply of Rentech's catalyst required for use with the Rentech GTL Technology. We plan to subcontract requirements for our catalyst to specialists engaged in catalyst manufacturing. We plan to sell the catalyst at our cost plus a profit.

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

         We anticipate that we may receive increased contract payments for design studies if interest by members of the energy industry in our technology grows. We do not expect to realize significantly increased revenues from exploitation of the Rentech GTL Technology until a commercial-scale plant using the technology is in operation and has proved profitable. We are attempting to obtain financing to retrofit an industrial gas plants to use the technology in order to demonstrate economic use of Rentech GTL Technology in a commercial-size plant. There are no assurances that adequate financing will be available or that we will succeed in retrofitting and successfully operating a converted plant at a profit. Our future operating revenues will depend primarily upon economic success by us, followed by success by our licensees, in financing, constructing and operating commercial-scale plants using the Rentech GTL Technology. Other factors affecting our success include competition by other GTL technologies, availability of low-cost feedstock, and market prices for conventional fuels and hydrocarbon products with which synthetic liquid hydrocarbons produced by use of our technology will compete. Our future operating revenues would also be increased to the extent we are able to expand revenues of our other businesses.


OPERATING EXPENSES

         Our operating expenses have historically been grouped primarily into several categories of major expenses. These are development of the Rentech GTL Technology through pilot plants and the Synhytech commercial-scale plant in Pueblo, Colorado; acquiring and funding our other business segments to bring them to profitable operations; investing in the advanced technologies of ITN Energy Systems now INICA, Inc.; acquisition of a 56% interest in REN Corporation; marketing our technology and other general and administrative expenses; and the costs of financing our operations.

         We have substantially increased our research and development expenses with the enhancements of our development and testing laboratory and the enlargement of our laboratory staff in 1999. We have also significantly increased our general and administrative expenses as our salary expenses have grown. We are incurring substantial costs associated with our one-half ownership interest in Sand Creek Energy LLC, which owns the mothballed Sand Creek plant. These include the maintenance and holding expenses for our one-half interest in the plant.

         We expect to incur large costs to start the retrofitting of any industrial gas plants in which we may acquire an equity interest. We estimate that these expenses will remain at significant levels for approximately 12 to 18 months of construction work and several weeks after startup of a particular plant. When production is achieved, we anticipate incurring new expenses to market and sell the products. Because of the substantial capital investments we anticipate making in other plants in which we may acquire an equity interest, we project that we will incur significant depreciation and amortization expenses in the future.


RESULTS OF OPERATIONS

FISCAL YEAR 2001 COMPARED TO FISCAL YEAR 2000

         Revenues. We had revenues from product sales, service revenues and royalty income of $8,166,576 in fiscal 2001 and $5,066,607 in fiscal 2000.

         Product Sales. Our product sales were realized from sales of water-based stains, sealers and coatings by our subsidiary, OKON, Inc. through which we conduct this paint business segment. These sales produced revenues of $2,367,689 in fiscal 2001. This compares to revenues from this segment of $2,096,159 for the 2000 fiscal year. The increase of 13% in revenues from this segment was primarily due to the addition of new customers, introduction of new products and increased marketing activities.

         Service Revenues. Service revenues are provided by three of our business segments. The segments are the oil and gas field services segment, the Rentech GTL Technology technical services portion of the alternative fuels segment and the industrial automation systems segment. The technical services are provided through the scientists and technicians who staff our development and testing laboratory. In addition, the alternative fuels segment includes rental income from the development and testing laboratory building.

         Service revenues in the amount of $3,031,139 were derived from contracts for the oil and gas field services provided by our subsidiary, Petroleum Mud Logging, Inc., in fiscal 2001. Our oil and gas field service revenues for fiscal year 2001 increased by $1,199,750 over the service revenues of $1,831,389 in fiscal 2000. The increases in mud logging service revenues were due primarily to increased demand for our mud logging services, particularly for new wells drilled for natural gas. In response, we outfitted eight of our mud log vehicles with new equipment and were thereby able to expand our services while having more units in the field than during the corresponding period of 2000. In addition, we have purchased ten new units to increase our capacity in order to meet increased demand for these services, and we increased the daily rates for these services.

         Service revenues also included payments received from Texaco Energy Systems, Inc. and other customers for technical services provided related to the Rentech GTL Technology. On October 8, 1998, we licensed exclusive rights to Texaco to use our technology with liquid and solid carbon-bearing materials. Effective in February 1999, we entered into an additional agreement that produced these technical services revenues. Under that agreement, we are providing our technical services to Texaco with the goal of integrating Texaco's proprietary gasification technology, which produces synthesis gas from liquids and solids, with our Rentech GTL Technology. Our technology would use the synthesis gas to produce synthetic liquid hydrocarbons like clean-burning diesel fuel, naphthas, waxes and specialty products. We started billing Texaco for our technical services in April 1999. Subsequent to the technical services agreement with Texaco, we have entered into several feasibility and engineering contracts with other customers to provide technical services related to the Rentech GTL Technology. Our service revenues for these technical services were $2,212,432 during fiscal 2001 as compared to $751,166 during fiscal 2000. The increase of 194% in revenue was primarily due to the addition of several new customers and the increase in services provided to existing customers. These technical services were provided at our development and testing laboratory.

         Service revenues in the amount of $193,317 were derived from contracts for the manufacture of complex microprocessor controlled industrial automation systems by our 56% owned subsidiary, REN Corporation, for the two months ended September 30, 2001. We had no service revenues for fiscal 2000 for this segment as the acquisition of REN Corporation was completed on August 1, 2001.

         Service revenues included rental income as well. We leased part of our development and testing laboratory building in Denver, which was acquired in February 1999, to two tenants. Rental income from these tenants contributed $121,999 in revenue during fiscal 2001 as compared to $127,893 during fiscal 2000. Rental income is included in our alternative fuels segment.

         Royalty Income. Royalty income consisted of royalties that we received as a result of our October 1998 license of the Rentech GTL Technology to Texaco. Under the license agreement, we earned $240,000 in royalties during fiscal 2001 as compared to $260,000 in royalties for the prior year. After Texaco is producing liquid hydrocarbons through the use of our technology, it is allowed by the license agreement to apply the royalty payments made after the initial $100,000 payment against future royalty payments made on account of production. Royalty income is included in our alternative fuels segment.

         Costs of Sales. Our costs of sales include costs for our products as well as for our oil and gas field services, technical services, which includes research and development contract costs, and industrial automation services. During the fiscal year ended September 30, 2001, the combined costs of sales increased to $6,150,359 from $3,134,396 for the prior year. The increase of $3,015,963 relates almost entirely to costs associated with the addition of new revenues from these three business segments.

         Costs of sales for product sales are the cost of sales of our paint business segment for sales of stains, sealers and coatings. During fiscal 2001, our cost of sales for the paint segment increased by $95,139 to $1,124,951, as compared to fiscal 2000. This increase is almost entirely related to the additional costs associated with the increased revenues from this business segment.

         Costs of sales for oil and gas field services were $2,099,703 for fiscal 2001, up from $1,353,418 for fiscal 2000. This increase of $746,285 is largely due to the increase in revenues of this segment as well as to the addition of more mud logging vehicles and field employees to operate them as we expanded to meet the growth in demand for mud logging for new natural gas wells.

         Costs of sales for technical services were $2,207,521 during fiscal 2001, up from $751,166 for fiscal 2000. The $1,456,355 increase resulted primarily from the increased technical services revenue as well as the additional expansion of the range and extent of our technical services for Texaco during the current year. We also added engineers and technicians to staff our development and testing laboratory which increased the salaries and related overhead expenditure costs for the technical services segment.

         Costs of sales for technical services contracts also includes research and development contract costs for fiscal 2001 of $560,608. We had no research and development contract costs for fiscal 2000. These costs are made up of engineering and labor costs incurred to date on the $800,000 Wyoming Business Council (WBC) contract. The WBC contract provides for us to evaluate two potential GTL projects utilizing Rentech GTL Technology. Phase I involves studying the feasibility of retrofitting a portion of an existing methanol facility in Wyoming. Phase II entails the study of the feasibility of constructing a separate greenfield plant at the same site.

         Costs of sales for the industrial automation systems segment were $157,576 for the two months ended September 30, 2001. We had no costs of sales for fiscal 2000 for this segment as the acquisition of REN Corporation was completed on August 1, 2001.

         Gross Profit. Our gross profit for the year ended September 30, 2001 was $2,016,217, as compared to $1,932,211 for the 2000 period. The increase of $84,006 results from the combined contributions of additional revenues from product sales by our paint segment (up 13%), and increased service revenues from our oil and gas field services, technical services and industrial automation systems segments (up 65%, 194% and 100%). These additions to gross profit were offset by the increases in costs of sales of 9% for the paint segment, 55% for our oil and gas field services segment, 193% for our technical services segment, and 100% for our industrial automation systems segment, as well as a 100% increase in research and development contract costs. Revenues from each segment except for alternative fuels increased at a higher rate than the corresponding cost of sales during the year as a result of more efficient operations within each segment. Cost of sales for the alternative fuels segment increased at a higher rate than that of revenues as a result of increased activity for research and development contracts.

         Operating   Expenses.   Operating   expenses  consist  of  general  and
administrative expense, depreciation and amortization, write-off of deposits related to acquisition and research and development.

         General and Administrative Expenses. General and administrative expenses were $5,591,046 for fiscal year 2001, up $814,615 from fiscal 2000 when these expenses were $4,776,431. The increase for the current year is attributable to an increase in business volume which includes expenses related to the hiring of additional laboratory technicians for our technical services segment, increased office staffing and the inflationary impact on existing employee salaries, as well as the addition of the industrial automation systems segment beginning August 1, 2001.

         Depreciation and Amortization. Depreciation and amortization expense for fiscal 2001 was $983,158. Of this amount, $190,180 was included in cost of sales. Depreciation and amortization expense for fiscal 2000 was $611,987, of which $167,079 was included in cost of sales. The increase in depreciation and amortization expense is attributable to the additional equipment acquired for our oil and gas field service segment as well as for the development and testing laboratory, and the $236,429 in amortization from software capitalized at the end of fiscal 2000.

         Research and Development. Research and development expense was $204,583 for fiscal 2001, decreased by $310,678 from 2000, when this expense was $515,261. This decrease is primarily due to the significant increase in billable technical services work being performed at the development and testing laboratory for customers, which in turn decreased the amount of cost related to research and development.

         Total Operating Expenses. Total operating expenses for the year ended September 30, 2001 were $6,593,796, as compared to $5,736,600 for fiscal 2000, an increase of $857,196. The increase in total operating expenses is a result of the factors, previously described, that relate to operating expenses.

         Loss From Operations. Loss from operations for fiscal 2001 increased by $773,190 to a loss of $4,577,579, as compared to a loss of $3,804,389 for fiscal 2000. The increased loss is primarily due to the $560,608 increase in research and development contract costs as well as the $371,171 increase in depreciation and amortization expenses. This is partially offset by an increase in gross profit contributed by our operating segments.

         Other Income (Expenses). Other income (expenses) include loss on investment, equity in loss of investee, interest income, interest expense, and loss on disposal of fixed assets.

         Loss on Investment. As part of our year-end review of assets, we determined that our investment in shares of Dresser Engineers & Constructors, Inc. was impaired. Dresser is a privately owned company. We have not been able to obtain adequate information about its current business to support the existing valuation. Based upon our inability to determine Dresser Engineers' liquidity and the status of its business plans, we have recognized a $1,842,135 asset impairment for the year ended September 30, 2001. We continue to own 580,000 shares of the common stock of Dresser Engineers & Constructors that represent this investment.

         Equity in Loss of Investee. In fiscal year 2001, we recognized $386,047 in equity in loss of investee, as compared to $276,585 in fiscal 2000. This represents our 50% share of the loss incurred by our joint venture in Sand Creek Energy LLC. The LLC is holding and maintaining the mothballed Sand Creek methanol plant. The increase during fiscal 2001 is primarily due to the fact that the facility was only owned for nine months during fiscal 2000.

         Interest Income. Interest income in fiscal 2001 was $121,509, decreased from $135,443 during fiscal 2000. The decreased interest income was due primarily to having fewer funds invested in interest-bearing cash accounts.

         Interest Expense. Interest expense in fiscal 2001 was $108,166, decreased from $136,833 during fiscal 2000. The decrease in interest expense is primarily the result of the pay-off during fiscal 2001 of our indebtedness associated with purchase of the mud logging assets.

         Loss on Disposal of Fixed Assets. Loss on disposal of fixed assets was $17,031 during fiscal 2000, with no comparable amount in fiscal 2001. This loss represents write-off of capitalized leasehold improvements in the former facility upon relocation of our paint business segment to a larger facility. This loss was offset by a gain from disposal of vehicle by the mud logging segment.

         Total Other Expenses. Total other expense increased to $2,214,839 for fiscal 2001, an increase of $1,919,833 over total other expenses of $295,006 for the comparable year ended September 30, 2000. The increase in total other expenses resulted from the combination of the factors previously described as other income (expense).

         Minority Interest in Subsidiary's Net Loss. The minority interest in subsidiary's net loss of $21,711 during fiscal 2001 results from the acquisition of 56% of REN Corporation. This acquisition had not been completed during fiscal 2000.

         Net Loss. For fiscal 2001, we experienced a net loss of $6,770,707 compared to a $4,099,395 net loss in fiscal 2000. The $2,671,312 increase in net loss resulted from a combination of the factors previously described.

         Dividend Requirements on Convertible Preferred Stock. Dividend requirements on convertible preferred stock is the imputed amount calculated when there is a discount from fair market value when we issue our convertible preferred stock, plus the 9% dividend that accrues on the convertible preferred stock. The dividends are deducted from net loss in order to arrive at loss applicable to common stock. In both fiscal 2001 and fiscal 2000, we issued convertible preferred stock, and we were required to calculate a deemed dividend in both years. In fiscal 2001, we recorded dividends of $483,599 compared to $89,611 in fiscal 2000.

         Loss Applicable to Common Stock. As a result of recording dividends on convertible preferred stock as described above, the loss applicable to common stock was $7,254,306 or $.11 per share in fiscal 2001 and $4,189,006 or $.07 per share in fiscal 2000.


FISCAL YEAR 2000 COMPARED TO FISCAL YEAR 1999

         Revenues. We had revenues from product sales, service revenues and royalty income of $5,066,607 in fiscal 2000 and $2,880,900 in fiscal 1999.

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

         Service Revenues. Service revenues are provided by two of our business segments. The segments are the oil and gas field services segment and the Rentech GTL Technology technical services portion of the alternative fuels segment. The technical services are provided through the scientists and technicians who staff our development and testing laboratory. In addition, the alternative fuels segment includes rental income from the development and testing laboratory building.

         Service revenues in the amount of $1,831,389 were derived from contracts for the oil and gas field services provided by our subsidiary, Petroleum Mud Logging, Inc., in fiscal 2000. Our oil and gas field service revenues for fiscal year 2000 increased by $1,535,877 over the service revenues of $295,512 in fiscal 1999. Our oil and gas field services were provided throughout all twelve months of the 2000 fiscal year, and only for the last four months of the 1999 fiscal year that followed our purchase of this business segment in June 1999. Another significant portion of the increase in oil and gas field service revenues was due to increased demand for our oil and gas field services, particularly for new wells drilled for natural gas. In response, we outfitted several of our unused mud log vehicles with new equipment and were thereby able to expand our services.

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

         Service revenues included rental income as well. We leased part of our development and testing laboratory in Denver, which was acquired in February 1999, to two tenants. Rental income from this facility contributed $127,893 in revenue for the twelve months of fiscal 2000 as compared to $73,378 for the seven months we owned it in fiscal 1999. Rental income is included in our alternative fuels segment.

         Royalty Income. Royalty income consisted of royalties that we received as the result of our October 1998 license of the Rentech GTL Technology to Texaco. Under the license agreement, we earned $260,000 in royalties during fiscal 2000 as compared to $340,000 in royalties for the prior year. Royalty income for the 1999 fiscal year includes an initial payment of $100,000 that was made upon signing the license. After Texaco is producing liquid hydrocarbons through use of our technology, it is allowed by the license agreement to apply the royalty payments made after the initial $100,000 payment against future royalty payments made on account of production. Royalty income is included in our alternative fuels segment.

         Costs of Sales. Our costs of sales includes costs for our products as well as for our oil and gas field services and technical services. During the fiscal year ended September 30, 2000, the combined costs of sales increased to $3,134,396 from $1,416,078 for the prior year. The increase of $1,718,318 relates almost entirely to costs associated with the addition of new revenues from these three business segments.

         Costs of sales for product sales are the cost of sales of our paint business segment for sales of stains sealers and coatings. During fiscal 2000, our cost of sales for the paint segment increased by $111,134 to $1,029,812, as compared to fiscal 1999. This increase is almost entirely related to the additional costs associated with the increased revenues from this business segment.

         Costs of sales for oil and gas field services were $1,353,418 for fiscal 2000, up from $244,404 for fiscal 1999. This increase of $1,109,014 is largely due to operating this business for twelve months in the 2000 year, compared to four months in the 1999 year. Some of the increase also relates to the addition of more mud logging vehicles and field employees to operate them as we expanded to meet the growth in demand for mud logging for new natural gas wells.

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

         Gross Profit. Our gross profit for the year ended September 30, 2000 was $1,932,211, as compared to $1,464,822 for the 1999 period. The increase of $467,389 results from the combined contributions of additional revenues from product sales by our paint segment (up 7%), and increased service revenues from our oil and gas field services and technical services segments. These additions to gross profit were offset by a decrease in cost of sales of 2% for the paint segment and increases of 453% for our oil and gas field services segment and 196% for our technical services segment. Revenues from each segment increased at a higher rate than the corresponding cost of sales.

         Operating   Expenses.   Operating   expenses  consist  of  general  and
administrative expense, depreciation and amortization, write-off of deposits related to acquisition, and research and development.

         General and Administrative Expenses. General and administrative expenses were $4,776,431 for fiscal year 2000, up $665,280 from fiscal 1999 when these expenses were $4,111,151. The increase is attributable to approximately $329,000 associated with a full year of operations of Petroleum Mud Logging, $119,811 in maintenance and holding expenses associated with maintaining our one-half interest in the mothballed Sand Creek plant which were not incurred in the prior year, approximately $239,000 in expense for the hiring of additional laboratory technicians for our technical services segment and more office staff as well as higher salaries during fiscal 2000.

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

         Total Operating Expenses. Total operating expenses for the year ended September 30, 2000 were $5,736,000, as compared to $4,907,214 for fiscal 1999, an increase of $829,386. The increase in total operating expenses is a result of the factors, previously described, that relate to operating expenses.

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

         Dividend Requirements on Convertible Preferred Stock. Dividend requirements on convertible preferred stock is the imputed amount calculated when there is a discount from fair market value when we issue our convertible preferred stock, plus the 9% dividend that accrues on the convertible preferred stock. The dividends are deducted from net loss in order to arrive at loss applicable to common stock. In both fiscal 2000 and fiscal 1999, we issued convertible preferred stock, and we were required to calculate a deemed dividend in both years. In fiscal 2000, we recorded dividends of $89,611 compared to $531,932 in fiscal 1999.

         Loss Applicable to Common Stock. As a result of recording dividends on convertible preferred stock as described above, the loss applicable to common stock was $4,189,006 or $.07 per share in fiscal 2000 and $3,974,593 or $.09 per share in fiscal 1999.


LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2001, we had working capital of $1,412,195 as compared to working capital of $1,892,376 at September 30, 2000. The decrease in working capital is primarily due to the increase in accrued liabilities and billings in excess of costs and estimated earnings with regard to the acquisition of 56% of REN Corporation, as well as the contract liability recorded in relation to the Wyoming Business Council contract. This decrease also resulted from the use of cash for operations, investing activities and payments on long-term debt.

         As of September 30, 2001, we had $4,323,390 in current assets, including accounts receivable of $1,745,838. At that time, our current liabilities were $2,911,195. We had long-term liabilities of $1,157,927. Most of our long-term liabilities relate to our mortgage on our laboratory facility which we purchased in February 1999. The rental income from the facility is adequate to fund the monthly mortgage payments. The mortgage is due on March 1, 2029.

         The primary source of our liquidity has been equity capital contributions. We added an additional source of liquidity in March 1997 by the purchase of OKON, Inc., which conducts our paint business segment. We have received royalties from granting Texaco a license for use of the Rentech GTL Technology in October 1998. We have also had service revenues from Texaco since we started billing it for technical services relating to the Rentech GTL Technology, in April 1999. This work is being undertaken to integrate the Texaco gasification technology with our Rentech GTL Technology. We added another source of liquidity with the purchase in June 1999 of the mud logging assets that we operate through Petroleum Mud Logging, Inc. Finally, we added another source of liquidity with the purchase in August 2001 of 56% of REN Corporation, which manufactures complex microprocessor controlled industrial automation systems.

         Our principal needs for liquidity in the past have been to fund working capital, pay for research and development of the Rentech GTL Technology, pay the costs of acquiring and initially funding the paint, oil and gas field services and industrial automation segments, invest in the advanced technologies of ITN Energy Systems, Inc., now known as INICA, Inc., and acquiring a 56% interest in REN Corporation.

         We anticipate needs for substantial amounts of new capital for projects for commercializing the Rentech GTL Technology, to purchase property and equipment, and to continue significant research and development programs for the GTL projects we are considering. We expect to undertake these types of expenditures in efforts to commercialize the technology in one or more plants in which we may acquire part ownership. Even if we succeed in obtaining construction loans secured by such projects, we expect to need significant amounts of capital as our required share of the total investment in these projects. We may attempt to fund some of these project costs through sales of some part of our ownership, if we have any, in any industrial gas plant that we may attempt to retrofit. At this time, we own a one-half interest in one plant, which is the mothballed Sand Creek methanol plant. We are not targeting it for use as a commercial scale plant to use our technology and may sell the assets associated with the plant.

         From our inception on December 18, 1981 through September 30, 2001, we have incurred losses in the amount of $25,571,028. For the year ended September 30, 2001, we recognized a $6,770,707 net loss. If we do not operate at a profit in the future, we may be unable to continue operations at the present level. As of September 30, 2001, we have a cash balance of $893,452.

         We have been successful in the past in raising equity financing. For the years ended September 30, 2001, 2000 and 1999, we received net cash proceeds from the issuance of common stock of $2,332,005, $6,951,913 and $312,319. For the years ended September 30, 2001, 2000 and 1999, we have received net cash proceeds from the issuance of convertible preferred stock of $793,673, $150,000 and $1,834,844. Subsequent to fiscal 2001, we received net cash proceeds from the issuance of Series B preferred stock of $475,000, and we received $63,750 in cash proceeds from the exercise of stock options.

         To achieve our objectives as planned for fiscal 2002, we may issue additional Series B convertible preferred stock to existing shareholders. We may issue common stock in a private placement to fund any working capital requirements should the need arise. In addition, we are in negotiations to sell certain assets. Sand Creek Energy, LLC, a company in which we have a 50% interest, has entered into an option agreement under which certain equipment and inventory of the methanol plant could be sold for $2,000,000. We believe that with our current available cash, revenues from operations, additional equity financing and the potential sale of assets will be sufficient to meet our cash operating requirements through September 30, 2002.

         We are considering proposals to acquire ownership interests or leasehold rights in one or more of industrial gas plants that are presently under-utilized. Under these proposals, we would have to contribute capital, either alone or possibly in a joint venture with a present owner, to retrofit a plant to use the Rentech GTL Technology. Our goal is to have any converted plant operate on a commercial basis and realize a new source of revenues for the production and sale of liquid hydrocarbons.

         If financing is available and we are able to retrofit and economically operate one or more plants in which we have acquired a share of ownership, we anticipate two types of benefits. One of these would be new revenues from our share of sales of liquid hydrocarbons. We also anticipate that economic use of the Rentech GTL Technology in one or more of these plants would lead to commercial use of our technology by others and additional revenues from license fees, engineering services, royalties and catalyst sales.

         IF FINANCING IS NOT AVAILABLE, WE WILL NOT HAVE THE CAPITAL REQUIRED TO ACQUIRE INTERESTS IN ONE OR MORE INDUSTRIAL GAS PLANTS.

         Our opportunities to acquire ownership interests in some of the industrial gas plants that we have targeted will only be available for a short period. If we do not obtain adequate financing during this period, we expect that these purchase and joint venture opportunities will cease to be available to us.

         IF WE ARE UNABLE TO OBTAIN FINANCING, OUR EFFORTS TO ACHIEVE COMMERCIAL USE OF THE RENTECH GTL TECHNOLOGY BY OTHERS MAY BE DELAYED.

         Without these funds, we could not acquire interests in the industrial plants we have targeted or convert them to use our technology. We would lose this opportunity to encourage others to use our technology on a commercial business. We would have to depend upon their interest in building new plants without the benefit of having at least one commercial-scale plant in operation.

         WITHOUT THE PROCEEDS OF ADDITIONAL FINANCING, OUR PLAN TO GENERATE NEW REVENUES FROM USE OF THE TECHNOLOGY WOULD BE HINDERED AND DELAYED.

         We could not realize revenues from sales of liquid hydrocarbon products produced by our own use of the Rentech GTL Technology without adequate capital to acquire joint ownership interests and to retrofit existing plants. Our plan to realize new revenues from license fees, engineering services, royalties and catalyst sales would be delayed.

         We are discussing other proposals made by several energy companies for exploitation of the Rentech GTL Technology through licenses or other business ventures. In October 1998, we entered into a license agreement with Texaco Energy Systems, Inc. for commercialization of Rentech's GTL Technology through its integration with Texaco's gasification technology. We have increased the amount of our technical services work for Texaco. These additional services are focused on assisting Texaco with its performance under the DOE contract for the Early Entrance Co-production Plant. Increased levels of technical services work are expected to require us to further expand our testing and development staff. This will increase our need for operating funds.

         TEXACO COULD TERMINATE THE LICENSE AGREEMENT WE HAVE GRANTED TO IT. IN ADDITION, TEXACO COULD END ITS CONTRACT FOR US TO PERFORM TECHNICAL SERVICES FOR IT. TEXACO COULD ALSO ABANDON THE PROJECTS FOR THE DOE CO-PRODUCTION PLANT. LOSS OF ANY ONE OR MORE OF THESE ARRANGEMENTS WOULD BE HARMFUL TO OUR PRESENT AND ANTICIPATED BUSINESS REVENUES.

         If we lose any one or more of our business arrangements with Texaco, we would lose a substantial amount of our total revenues. Direct payments from Texaco amounted to 21% of our total revenues in fiscal 2001 and 20% in fiscal 2000. We would be compelled to greatly reduce or close our testing and development laboratory and sharply reduce our scientific and technical staff, among other reductions in operating expenditures. We also anticipate that loss of these arrangements would discourage or at least delay other licensees and potential licensees who might use the technology.

         Net Deferred Tax Asset. We had net deferred tax assets offset by a full valuation allowance at September 30, 2001 and 2000. We are not able to determine if it is more likely than not that the net deferred tax assets will be realized. See Note 11 to the Consolidated Financial Statements.


ANALYSIS OF CASH FLOW

         Operating Activities. Operating activities produced net losses of $6,770,707, $4,099,395 and $3,442,661 for the fiscal years ended September 30, 2001, 2000 and 1999, respectively. The cash flows used in operations in fiscal years 2001, 2000 and 1999 resulted from the following operating activities.

         Depreciation. Depreciation is a non-cash expense. This expense increased during fiscal 2001 by $103,183, compared to fiscal year 2000, and by $112,234 during fiscal 2000, compared to fiscal 1999. The increases for these periods are attributable to the additional equipment acquired for our oil and gas field service segment as well as for the development and testing laboratory.

         Amortization. Amortization is also a non-cash expense. This expense increased during fiscal 2001 by $267,988, compared to fiscal year 2000, and by $11,040 during fiscal 2000, compared to fiscal 1999. The increase for fiscal 2001 is attributable to the amortization of software capitalized at the end of fiscal 2000.

         Loss on Investment. As of September 30, 2001, we determined that our investment in shares of Dresser Engineers & Constructors, Inc. was impaired. Dresser is a privately owned company. We have not been able to obtain adequate information about Dresser's current business to support the existing valuation. Based upon our inability to determine Dresser Engineers' liquidity and the status of its business plans, we have recognized a $1,842,135 asset impairment for the year ended September 30, 2001. We continue to own 580,000 shares of the common stock of Dresser Engineers & Constructors that represent this investment.

         Deferred Offering Costs. During fiscal 2001, we expensed $123,642 in deferred offering costs related to proposed private and public offerings.

         Interest Income. In fiscal 2001, interest income added back to operations $70,814, with no comperable amounts during fiscal 2000 and 1999. This amount relates to the interest earned on the note receivable from REN which was subsequently applied to the purchase consideration when we acquired a 56% interest in REN.

         Loss on Disposal of Assets. Loss on disposal of assets is a non-cash expense. Loss on disposal of assets decreased to $17,031 for fiscal year 2000 and increased to $233,279 for fiscal 1999. There was no comparable loss for fiscal 2001. The loss for the 2000 period represents write-off of capitalized leasehold improvements to the former building upon relocation of our paint business segment to a larger facility. This loss was offset by a gain from disposal of vehicles by the oil and gas field services segment. During fiscal 1999, we wrote off a $233,279 non-refundable deposit related to a potential acquisition as we decided not to acquire the business.

         Equity in Loss of Investee. We recognized equity in loss of investee in the amount of $386,047 during fiscal 2001 and $276,585 during fiscal year 2000. This represents our 50% share of the loss incurred by our joint venture in Sand Creek Energy LLC. The LLC is holding and maintaining the mothballed Sand Creek methanol plant. We acquired our investment in the plant during fiscal year 2000, and therefore there was no comparable amount in fiscal year 1999. The increase during fiscal 2001 is primarily due to the fact that the facility was only owned for nine months during fiscal 2000.

         Minority Interest in Net Loss of Subsidiary. The minority interest in net loss of subsidiary of $21,711 during fiscal 2001 results from the acquisition of 56% of REN Corporation. This acquisition had not been completed during fiscal 2000.

         Common Stock Issued for Services. We issued common stock for services in the amounts of $53,120, $53,120 and $62,500 for fiscal 2001, 2000 and 1999.
These services consisted of shareholder relations provided by independent contractors and compensation to our directors.

         Stock Options and Warrants Issued for Services. We issued stock options and warrants for services in the amounts of $185,837, $351,998 and $7,152 for fiscal 2001, 2000 and 1999. These options and warrants were issued in lieu of cash to our non-employee directors and independent contractor consultants for their services.

         Changes in Operating Assets and Liabilities. The changes in operating assets and liabilities, net of business combination, result from the following factors.

         Accounts Receivable. Accounts receivable increased by $919,072, $372,921 and $149,750 for the years ending September 30, 2001, 2000 and 1999.
Accounts receivable increased in fiscal 2001, as compared to fiscal 2000, due to the increased sales of our paint business segment, oil and gas field services business segment, technical services segment and our industrial automation systems business segment. Accounts receivable increased in fiscal 2000, as compared to fiscal 1999, due to the increased sales of our paint business segment and our mud logging business segment.

         Costs and Estimated Earnings in Excess of Billings. Costs and estimated earnings in excess of billings increased $203,736 as a result of contracts within the industrial automation systems segment which are accounted for under the percentage of completion method of accounting. This segment began operations during fiscal 2001.

         Inventories. Inventories increased by $101,534 during fiscal 2001 primarily as a result of the inventories acquired with the acquisition of REN Corporation.

         Accounts Payable. Accounts payable increased by $459,780, $14,910 and $29,580 during the years ended September 30, 2001, 2000 and 1999. The increase in fiscal 2001 as compared to fiscal 2000 resulted from increased activity within each business segment, including the industrial automation system segment acquired in fiscal 2001, as well as efforts to maximize cash investments during the year.

         Accrued Liabilities and Accrued Payroll. Accrued liabilities and accrued payroll increased during fiscal 2001 primarily as a result of payroll and sales commissions and related liabilities assumed with the acquisition of REN Corporation.

         Net Cash Used in Operating Activities. The total net cash used in operations increased to $3,218,907, $3,065,942 and $2,651,686 during the years ended September 30, 2001, 2000 and 1999. The increases reflect increased cash costs for general and administrative expenses, including those of our industrial automation systems subsidiary acquired in August 2001. These increases are partially offset by rental income as well as by increases in gross profits from each of our operating segments.

         Investing Activities. Investing activities during the years ended September 30, 2001 and 2000 included purchases of $676,379 and $470,361, primarily in facilities for our development and testing research laboratory and for mud logging vehicles, which were specially equipped for our oil and gas field business segment. Investing activities during the year ended September 30, 1999 included purchases of $1,054,646 in building and equipment, primarily in laboratory facilities.

         We received proceeds from disposal of vehicles in the fiscal years ending September 30, 2000 and 1999 of $24,068 and $13,791. There were no comparable proceeds in the 2001 period.

         We used $597,812 in cash during the year ended September 30, 1999 to acquire some assets related to the acquisition of the oil and gas field service segment. There was no comparable acquisition in fiscal 2001 or fiscal 2000. During fiscal 2001, we used $59,013 in net cash to acquire a 56% interest in REN.

         In the year ended September 30, 2000, we used $851,610 in cash to purchase an engineering study for conversion of the Sand Creek methanol plant. We believe that this study can be used as a generic model for all industrial gas plants to be converted to use the Rentech GTL Technology. There were no comparable expenditures in fiscal 2001 or fiscal 1999.

         We used $372,794 and $287,169 to fund our 50% share of expenses of Sand Creek Energy, LLC during the years ended September 30, 2001 and 2000 as compared to no investment in that LLC during fiscal 1999. In addition, we used $177,051 as a deposit on an additional 5% interest in Dresser Engineers & Constructors, Inc. during the year ended September 30, 2000 as compared to using $2,072 in fiscal 1999. There was no comparable investment in fiscal 2001.

         We invested $273,899 in deposits for a future acquisition during fiscal 2000, as compared to $477,615 in fiscal 1999.

         Financing Activities. Financing activities during the year ended September 30, 2001 provided $2,332,005 in cash from the issuance of common stock compared to $6,951,913 during the year ended September 30, 2000 and $312,319 during the year ended September 30, 1999. During the year ended September 30, 2001, we received net proceeds of $793,673 from the issuance of convertible preferred stock as compared to net proceeds of $150,000 during the year ended September 30, 2000, and $1,834,844 during the year ended September 30, 1999. We redeemed warrants to purchase common stock during the year ended September 30, 2001in the amount of $2,084. We redeemed 23,832 shares of convertible preferred stock for $285,000 in cash during the year ended September 30, 2000, as compared to no cash redemption in fiscal 1999. In the 1999 fiscal year, we entered into a mortgage to finance the purchase of land and building in February 1999, and entered into two notes payable and assumed long-term debt in connection with the acquisition during June 1999 of the assets now held by our oil and gas field services business segment. During the year ended September 30, 2000, we acquired additional notes associated with the purchase of vehicles for our oil and gas field service segment. During the year ended September 30, 2001, we acquired additional notes associated with the purchase of vehicles for our oil and gas field service segment, for the refinance of the development and testing laboratory land and building and for the purchase of computer software. During fiscal 2001, we had $444,951 in additional borrowings. During the year ended September 30, 2001, we received proceeds from a contract liability of $750,000, and we repaid $624,846 on these debt obligations net of additional borrowings as compared to $448,037 during the year ended September 30, 2000 and $66,657 during the year ended September 30, 1999. The net cash provided by financing activities during the year ended September 30, 2001 was $3,617,719, compared to $6,321,214 in cash provided by financing activities during the year ended September 30, 2000 and $2,080,506 during the year ended September 30, 1999.


         WE HAVE A HISTORY OF OPERATING LOSSES, AND HAVE NEVER OPERATED AT A PROFIT.

         From our inception on December 18, 1981 through September 30, 2001, we have incurred losses in the amount of $25,571,028. For the year ending September 30, 2001, our net loss was $6,770,707. If we do not operate at a profit in the future, we may be unable to continue our operations at the present level. Ultimately, our ability to maintain our present level of business will depend upon earning a profit from operation of the Rentech GTL Technology. Our ability to do so has not been demonstrated.

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

RECENT ACCOUNTING PRONOUNCEMENTS FROM FINANCIAL STATEMENT DISCLOSURES

         In October  2001,  the FASB issued SFAS No.  144,  "Accounting  for the
Impairment or Disposal of Long-Lived Assets." SFAS 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value, less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. We believe that the adoption of this statement will have no material impact on our consolidated financial statements.

         In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective June 30, 2003 for the Company. We believe the adoption of this statement will have no material impact on our consolidated financial statements.

         In June 2001, the FASB finalized SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 141 also requires that companies recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria and, upon adoption of SFAS No. 142, that companies reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS No. 141.

         Our previous business combinations were accounted for using the purchase method. As of September 30, 2001 the net carrying amount of goodwill is $1,511,368 and other intangible assets is $2,761,737. Amortization expense during the year ended September 30, 2001 was $618,340. In accordance with the provisions of SFAS No. 142, we have not amortized goodwill for the acquisition of REN Corporation completed in August 2001. We have determined that our reportable units are also our four business segments as discussed in this report. Currently, we are assessing but have not yet determined how the adoption of SFAS No. 141 and SFAS No. 142 will impact our financial position and results of operations.

         SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that companies identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS No. 142. This statement is effective October 1, 2001 for the company as the company intends to early adopt this statement.

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," amended by SFAS No. 137 and SFAS No. 138, which requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. The Company adopted SFAS No. 133, as amended by SFAS No. 137 and 138, as of October 1, 2000. The adoption of these statements has had no material impact on our consolidated financial statements.



         In December 1999, the Securities and Exchange  Commission  (SEC) issued
Staff Accounting Bulletin No. 101 (SAB 101),  "Revenue  Recognition in Financial
Statements" which provides additional guidance in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 was effective as of the fourth quarter of fiscal year ended September 30, 2001.
The adoption of this bulletin had no material impact on our financial statements.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to market risk through interest rates related to our investment of current cash and cash equivalents. These funds are generally highly liquid with short-term maturities, and the related market risk is not considered material. Our long-term debt is at fixed rates of interest. We believe that fluctuations in interest rates in the near term will not materially affect our consolidated operating results, financial position or cash flow.


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

                                 1st            2nd            3rd            4th
                                 Quarter        Quarter        Quarter        Quarter

     Fiscal 2001
Revenues                         $ 1,512,817    $ 1,853,450    $ 2,408,816    $ 2,391,493
Gross Profit                     $   469,620    $   848,532    $   652,398    $    45,667
Loss before extraordinary item   $(1,255,938)   $  (569,209)   $  (591,577)   $(2,160,855)
Net Loss                         $(1,341,274)   $  (642,892)   $  (692,873)   $(4,093,668)
Loss Per share                   $      (.02)   $      (.02)   $      (.01)   $      (.06)

     Fiscal 2000
Revenues                         $ 1,045,244    $   984,062    $ 1,375,674    $ 1,651,627
Gross Profit                     $   463,636    $   322,671    $   571,873    $   574,031
Loss before extraordinary item   $  (641,799)   $  (983,198)   $(1,523,280)   $  (656,112)
Net Loss                         $  (674,905)   $(1,056,214)   $(1,731,160)   $  (637,116)
Loss Per Share                   $      (.02)   $      (.02)   $      (.03)   $      (.01)

         The financial statements identified in Item 13 are filed as part of this Annual Report on Form 10-K.


ITEM 9.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
FINANCIAL DISCLOSURE

         We have not had a change of independent auditors during our two most recent fiscal years or subsequent interim period. We have not reported a disagreement with our auditors on any matter of accounting principles or practices or financial statement disclosure.


                                    PART III

ITEM 10..DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth certain information concerning our directors and executive officers:

                                                                                Term of
                                                                                Service              Term as
                                                                                as an Officer        Director
Name                       Positions Held                                       or Director          Expires
------------------         --------------                                       -----------          -------

John J. Ball(1)            Director.                                            1998 to date         2003
Charles B. Benham          Vice President - Research and Development            1981 to date         ---
Mark S. Bohn               Vice President - Engineering                         1998 to date         ---
Ronald C. Butz(2)          Vice President, Chief Operating Officer,
                           Secretary & Director                                 1984 to date         2004
Jack P. Diesel(1)          Director                                             1998 to date         2002
Jim D. Fletcher            General Manager, Petroleum Mud Logging, Inc.         1999 to date         ---
Frank L. Livingston        Vice President  and General Manager,
                               OKON, Inc.                                       1997 to date         ---
Gary A. Roberts            President, REN Corporation                           2001 to date         ---
James P. Samuels           Vice President - Finance, Treasurer,
                           Chief Financial Officer                              1996 to date         ---
Douglas L. Sheeran(3)      Director.                                            1998 to date         2004
Erich W. Tiepel(1)(3)      Director.                                            1983 to date         2003
Dennis L. Yakobson(4)      President, Chief Executive Officer, & Chairman
                               of the Board                                     1981 to date         2002
---------------

(1)  Member of audit committee.
(2)  Director since 1984 and officer since 1989.
(3)  Member of stock option committee.
(4)  President since 1983.

         John J. Ball, Director--

         Mr. Ball, age 58, has served as a director of Rentech since 1998. He formed the law firm, Broadhurst & Ball, Mississauga, Ontario, and was a partner from 1975 to 1984. He subsequently formed Keyser Mason Ball, Mississauga, as a senior partner from 1984 to present. Upon his admission to the Bar he joined the firm of McMillan Binch, Toronto, as an associate from 1971 to 1975. He received a Bachelor of Education and Arts Degree from Mount Allison University in 1966 and a Bachelor of Laws Degree from Dalhousie University in 1969. He was admitted to the Nova Scotia Bar in 1970 and the Ontario Bar in 1971. He is presently a director of The Mississauga Hospital, Chair of its Bio-Ethics Committee, and a member of the Board Merger Committee in connection with the amalgamation of The Mississauga Hospital and The Queensway Hospital. Mr. Ball is past member of the Board and Executive Committees of Mount Allison University. He is a past Chair of the Vanier Cup, which sponsors the Canadian National University Football Championship.

         Charles B. Benham, Vice President-Research and Development--

         Dr. Benham, age 65, was a founder of Rentech and has been an officer of Rentech since its inception in 1981. He served as president until 1983 and as a director from inception until 1996. From 1977 to 1981, he worked at the Solar Energy Research Institute in Golden, Colorado, on thermal and chemical processes for converting agricultural crop residues to diesel fuel, on thermochemical transport of solar energy using ammonia decomposition and steam reforming of methane, and on high temperature applications of solar energy. He was employed at the Naval Weapons Center, China Lake, California, from 1958 through 1977. There, he performed research and development on thermal and chemical processes for converting municipal solid wastes to liquid hydrocarbon fuels, thermochemical analyses of solid-fueled and ramjet engines, combustor modeling, rocket motor thrust vector control, rocket motor thrust augmentation, catalyst behavior in carbon monoxide oxidation, and in liquid hydrocarbon fuels for ramjet applications. Dr. Benham has published several articles in the fields of liquid fuel production from organic waste, catalyst pellet behavior and rocket propulsion. He received a Bachelor of Science degree in Mechanical Engineering from the University of Colorado in 1958, and a Master of Science degree in Engineering in 1964 and a Ph.D. in Engineering (energy and kinetics) in 1970, both from the University of California at Los Angeles.

         Mark S. Bohn, Vice President-Engineering--

         Dr. Bohn, age 51, a founder of Rentech, served as a director from its organization in 1981 to June 1998. Since November 9, 1998 he has been employed by Rentech as Vice President-Engineering. He became president of Rentech Services Corporation upon its organization as a wholly-owned subsidiary in 1999. From 1978 to November 1998 he was employed by Midwest Research Institute at the Solar Energy Research Institute (now National Renewable Energy Laboratory) in Golden, Colorado. He was employed from 1976 through 1978 at the General Motors Research Laboratories in Warren, Michigan. Dr. Bohn is a registered Professional Engineer in Colorado and a Member of the American Society of Mechanical Engineers and the American Institute of Chemical Engineers. He has published numerous articles on liquid fuel production, organic waste, heat transfer, power cycles, aerodynamics, optics, acoustics, solar thermal energy, and co-authored the textbook Principles of Heat Transfer (Brooks Cole Publishing). He received a Bachelors degree in Mechanical Engineering from Georgia Institute of Technology, Atlanta, Georgia, in 1972, and a Master of Science degree in Mechanical Engineering in 1973 and a Ph.D. in Mechanical Engineering in 1976, both from the California Institute of Technology, Pasadena, California.

         Ronald C. Butz, Vice President, Chief Operating Officer, Secretary and Director--

         Mr. Butz, age 64, has served as a director of Rentech since 1984. In October 1989, Mr. Butz was appointed vice president of Rentech, in June 1990 he was appointed secretary, and in May 1998 he became chief operating officer. From 1984 to 1989, Mr. Butz was employed as president of Capital Growth, Inc., a privately-held Colorado corporation providing investment services and venture capital consulting. From 1982 to 1983, Mr. Butz was a shareholder, vice president and chief operating officer of World Agricultural Systems, Ltd., a privately-held Colorado corporation specializing in the international marketing of commodity storage systems. From 1966 to 1982, Mr. Butz was a practicing attorney in Denver, Colorado with the firm of Grant, McHendrie, Haines and Crouse, P.C. He received a Bachelor of Science degree in Civil Engineering from Cornell University in 1961 and a Juris Doctor degree from the University of Denver in 1965.

         John P. Diesel, Director--

         Mr. Diesel, age 75, has served as a director of Rentech since 1998. In 1972 he became President of Newport News Shipbuilding, a wholly-owned subsidiary of Tenneco. There for 5 years he was responsible for, among other projects, the design and construction of the nuclear powered aircraft carriers Nimitz class and Los Angeles class submarines. In 1977 he moved to the position of Executive Vice President of Tenneco, Inc., with responsibility for its automotive, farm and construction equipment and packaging businesses. In 1978 he became President and a director of Tenneco. Mr. Diesel was employed by McQuay-Norris Manufacturing Co. from 1951 to 1957 in the production of proximity fuses. He joined Booz Allen and Hamilton in 1957, remaining there until 1961, and being elected to the partnership in that time. Mr. Diesel joined A.O. Smith Corporation as Vice President of Planning, and held a series of manufacturing officer positions, including group vice president. During his tenure at Tenneco, and after retiring, Mr. Diesel served on numerous boards of directors. These directorships included the Aluminum Company of America, Brunswick Corp., Allied Stores, Pullman Corporation, Cooper Industries and Financial Institutions Reinsurance Group, Fansteel Inc., and Telepad Corporation. He received a Bachelor of Science degree in Industrial Engineering from Washington University in 1951. Prior to attending the university he served in the United States Navy as an aviator in the Western Pacific.

         Jim D. Fletcher, General Manager, Petroleum Mud Logging, Inc.--

         Mr. Jim D. Fletcher, age 56, has been general manager of Petroleum Mud Logging, Inc. since August 1999. Mr. Fletcher has been employed in the mud logging services industry since 1973. From 1995 to August 1999, Mr. Fletcher was employed by Penson Well Logging as its general manager and marketing officer. From 1988 through 1994, Mr. Fletcher worked for Petroleum Mud Logging, Inc., an Oklahoma corporation, of Oklahoma City, as a mud logging technician. From 1981 to 1988, Mr. Fletcher was employed by OFT Exploration in Oklahoma City as a well site geologist, and also worked as a consulting geologist. His first work experience was with Dresser Industries in 1973 to 1974 as a mud logger. Mr. Fletcher obtained a B.S. in Business Administration and a minor in Geology and Economics from Southwestern State College of Oklahoma in 1974.

         Frank L. Livingston, Vice President and General Manager, OKON, Inc.--

         Mr. Frank L. Livingston, age 59, has served as Vice President and general manager of OKON, Inc. since Rentech acquired that subsidiary in March 1997. Mr. Livingston joined OKON in 1975 as sales manager and was promoted to Vice President of Sales in 1984. Mr. Livingston also became a 24% owner of OKON at that time. In addition to his sales and marketing responsibilities, he was also responsible for manufacturing and research and development for OKON. Mr.

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

         Gary A. Roberts, President, REN Corporation

         Mr. Gary A. Roberts, age 63, has been President of REN Corporation since founding the company in 1979. Prior to starting REN, Mr. Roberts was a Research Engineer in the School of Mechanical Engineering at Oklahoma State University. As a Program Manager at the Fluid Power Research Center, he was responsible for projects to develop testing concepts and equipment for the U.S. Army and numerous industrial sponsors. Mr. Roberts was a United States delegate to ISO TC131, the International Standards body which developed standard testing procedures for the fluid power industry. From 1963 to 1970, he served as Manager of Quality Engineering for Cessna Fluid Power Division, Hutchinson, Kansas. Mr. Roberts is a Registered Professional Engineer in California. He holds an Associate Degree in Business Administration from the Hutchinson Community College as well as Bachelor of Science and Master of Science Degrees in Engineering from Oklahoma State University.

         James  P.  Samuels,  Vice  President-Finance,   Treasurer,   and  Chief
Financial Officer--

         Mr. James P. Samuels, age 54, has served as Vice President-Finance, Treasurer and Chief Financial Officer of Rentech since May 1, 1996. He has executive experience in general corporate management, finance, sales and marketing, information technologies, and consulting for both large companies and development stage businesses. From December 1995 through April 1998, he provided consulting services in finance and securities law compliance to Telepad Corporation, Herndon, Virginia, a company engaged in systems solutions for field force computing. From 1991 through August 1995, he served as chief financial officer, vice president-finance, treasurer and director of Top Source, Inc., Palm Beach Gardens, Florida, a development stage company engaged in developing and commercializing state-of-the-art technologies for the transportation, industrial and petrochemical markets. During that employment, he also served as president of a subsidiary of Top Source, Inc. during 1994 and 1995. From 1989 to 1991, he was vice president and general manager of the Automotive group of BML Corporation, Mississauga, Ontario, a privately-held company engaged in auto rentals, car leasing, and automotive insurance. From 1983 through 1989, he was employed by Purolator Products Corporation, a large manufacturer and distributor of automotive parts. He was president of the Mississauga, Ontario branch from 1985 to 1989; a director of marketing from 1984 to 1985; and director of business development and planning during 1983 for the Rahway, New Jersey filter division headquarters of Purolator Products Corporation. From 1975 to 1983, he was employed by Bendix Automotive Group, Southfield, Michigan, a manufacturer of automotive filters, electronics and brakes. He served in various capacities, including group director for management consulting services on the corporate staff, director of market research and planning, manager of financial analysis and planning, and plant controller at its Fram Autolite division. From 1973 to 1974, he was employed by Bowmar Ali, Inc., Acton, Massachusetts, in various marketing and financial positions, and in 1974 he was managing director of its division in Wiesbaden, Germany. He received a Bachelor's degree in Business Administration from Lowell Technological Institute in 1970, and a Master of Business Administration degree in 1972 from Suffolk University, Boston, Massachusetts, in 1972. He completed an executive program in strategic market management through Harvard University in Switzerland in 1984.

         Douglas L. Sheeran, Director--

         Mr. Sheeran, age 63, has served as a director of Rentech since 1998. Mr. Sheeran is managing director of FCI, Inc., which he founded in 1986. FCI Inc., is a human resource consulting firm located in Shrewsbury, New Jersey which specializes in executive staffing, merger planning and organizational effectiveness. FCI's client base includes Fortune 500 and start-up firms in technology, pharmaceutical, automotive and consumer durable industries. From 1973 until 1986 Mr. Sheeran was employed by Purolator Automotive Group and became Vice President, Human Resources, with responsibilities for multiple North American business units. He held a number of human resource positions of increasing scope and responsibility with Home Life Insurance Company, from 1960 to 1962, Kraft Foods from 1962 to 1965, Electronic Associates Inc. from 1965 to 1968, and Celanese Corporation from 1968 to 1973. These positions covered a range of labor relations, organizational development, compensation and benefit responsibilities at both operating sites and corporate staff. He received a Bachelor of Arts degree in Industrial Psychology from Miami University, Oxford, Ohio, in 1960.

         Erich W. Tiepel, Director--

         Dr. Tiepel, age 58, has served as a director of Rentech since 1983. Dr. Tiepel has 23 years of experience in all phases of process design and development, plant management and operations for chemical processing plants. In 1981, Dr. Tiepel was a founder of Resource Technologies Group, Inc. (RTG), a high technology consulting organization specializing in process engineering, water treatment, hazardous waste remediation, and regulatory affairs. Dr. Tiepel has been president of RTG since its inception. From 1977 to 1981 he was project manager for Wyoming Mineral Corporation, a subsidiary of Westinghouse Electric Corp., Lakewood, Colorado, where his responsibilities included management of the design, contraction and operation of ground water treatment systems for ground water cleanup programs. From 1971 to 1976 he was a principal project engineer for process research for Westinghouse Research Labs. From 1967 to 1971, he was a trainee of the National Science Foundation at the University of Florida in Gainesville, Florida. He obtained a Bachelor of Science degree in Chemical Engineering from the University of Cincinnati in 1967, and a Ph.D. in Chemical Engineering from the University of Florida in 1971.

         Dennis L. Yakobson, President, Chief Executive Officer, and Chairman of the Board--

         Mr. Yakobson, age 65, is Chief Executive Officer of Rentech. He has served as a director of Rentech and chairman of the board since 1983. He was employed as vice president of administration and finance of Nova Petroleum Corporation, Denver, Colorado, from 1981 to 1983. From 1979 to 1983, he served as a director and secretary of Nova Petroleum Corporation, Denver, Colorado. He resigned those positions in November 1983 to become a director and assume the presidency of Rentech. From 1976 to 1981 he served as a director, secretary and treasurer of Power Resources Corporation, Denver, a mineral exploration company, and was employed by it as vice president-land. From 1975 to 1976 he was employed by Wyoming Mineral Corporation in Denver as a contract administrator. From 1971 through 1975 he was employed by Martin Marietta Corporation, Denver, as marketing engineer in space systems. From 1969 to 1971 he was employed by Martin Marietta (now Lockheed Martin Corporation) in a similar position. From 1960 to 1969 he was employed by Grumman Aerospace Corporation, his final position with it being contract administrator with responsibility for negotiation of prime contracts with governmental agencies. He received a Bachelor of Science degree in Civil Engineering from Cornell University in 1959 and a Masters Degree in Business Administration from Adelphi University in 1963.

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

         We have adopted a 401(k) retirement plan. We also have stock option plans. We provide a medical reimbursement plan and life insurance coverage to officers and directors and may provide other benefits to officers and employees in the future. We may also compensate non-employee directors for attendance at board and committee meetings at a per diem rate to be determined plus reimbursement of actual expenses incurred in attending such meetings.


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Based  solely upon our review of  Securities  and  Exchange  Commission
Forms 3 and 4 and amendments to those forms submitted to it during the most recent fiscal year, we have identified no persons who were at any time during the fiscal year a director, officer, or beneficial owner of more than 10% of any class of equity securities and who failed to file such forms on a timely basis with the SEC, as required by Section 16(a) of the Securities Exchange Act during the most recent fiscal year or prior fiscal years.


ITEM 11. EXECUTIVE COMPENSATION

CASH COMPENSATION

         The following tables show the compensation paid by us or any of our subsidiaries during the fiscal years indicated, to our chief executive officer and our four most highly compensated executive officers other than the chief executive officer. Summary Compensation Table

                                                              Long-Term Compensation
                                                              ----------------------
                           Annual Compensation                Awards                        Payouts
                           -------------------
(a)                  (b)     (c)        (d)       (e)        (f)           (g)              (h)      (i)
                                                  Other
Name and                                          Annual     Restricted     Securities                 All Other
Principal                                         Compen-    Stock          Underlying      LTIP       Compen-
Position             Year    Salary     Bonus     sation     Award(s)       Options/SARs    Payouts    sation
--------             ----    ------     -----     -------    ----------     ------------    -------    ---------
                              ($)        ($)        ($)           ($)         (#)  ($)        ($)

Dennis L. Yakobson   2001   $244,437       --     $  3,233       --         $ 60,000
  Chief Executive    2000   $191,356   $120,147   $  1,465       --             --             --           --
   Officer           1999   $161,676       --         --         --           35,000           --           --

Ronald C. Butz       2001   $217,683       --     $  4,665                  $ 60,000
  Chief Operating    2000   $177,003   $ 88,147   $  2,596       --             --             --           --
  Officer            1999   $150,972       --         --         --           35,000           --           --

Charles B. Benham    2001   $158,083       --         --         --         $ 50,000
  Vice President -   2000   $151,442   $ 43,046   $  1,984       --             --             --           --
  Research &         1999   $134,308       --         --         --           30,000           --           --
  Development

Mark S. Bohn         2001   $158,083       --         --         --         $ 50,000
  Vice President -   2000   $151,442   $ 43,046       --         --             --             --           --
  Engineering        1999   $122,609       --         --         --           30,000           --           --

James P. Samuels     2001   $157,013   $  1,083       --                    $ 40,000
  Chief Financial    2000   $150,419   $ 52,884   $    592       --             --             --           --
  Officer            1999   $133,144       --         --         --           30,000           --           --



OPTION/SAR EXERCISES AND HOLDINGS

         The following table sets forth information with respect to the named executives, concerning the exercise of options and/or limited SARs during the last fiscal year and unexercised options and limited SARs held as of the end of the last fiscal year.

         Aggregated   Option/SAR  Exercises  in  Last  Fiscal  Year  and  FY-End
Option/SAR Values:

(a)                        (b)              (c)           (d)                   (e)
                                                          Number of
                                                          Securities          Value of
                                                          Underlying          Unexercised
                                                          Unexercised         In-the-Money
                                                          Options/SARs        Options/SARs
                        Shares                            at FY-End(#)        at FY-End
                        Acquired Value                    Exercisable/        Exercisable/
Name                    on Exercise(#)   Realized ($)     Unexercisable       Unexercisable ($)
------------------      --------------   ------------     -------------       -----------------
Dennis L. Yakobson       0               $      0         245,000(1)          $ 49,575
Ronald C. Butz           0               $      0         185,000(1)            22,400
Charles B. Benham        0               $      0         230,000(1)            46,475
Mark S. Bohn             0               $      0         180,000(1)            30,475
James P. Samuels         0               $      0         380,000(1)           113,100
--------------
(1)  Exercisable.


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

         We employ Messrs. Yakobson, Benham, Bohn and Butz pursuant to employment contracts that extend through March 31, 2002. Mr. Samuels is employed pursuant to an employment contract that extends to January 1, 2002. Mr. Livingston and Mr. Fletcher are employed according to contracts that extend to March 31, 2002. Mr. Roberts is employed according to a contract the extends to August 31, 2004.

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


401(k) PLAN

         We have a 401(k) plan. Employees who are at least 21 years of age are eligible to participate in the plan and share in the employer matching contribution. The employer is currently matching 75% of the first 6% of the participant's salary deferrals. All participants who have completed 1,000 hours of service and who are employed on the last day of the plan year are eligible to share in the non-matching employer contributions. Employer matching and non-matching contributions vest immediately in years in which the plan is not top heavy. During years in which the plan is top heavy, employer matching and non-matching contributions vest 100% after three years of service. We contributed $120,238, $26,421, and $35,265 to the plan for the years ended September 30, 2001, 2000, and 1999.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of September 30, 2001 by (i) all persons who own of record or are known to the Company to beneficially own more than 5% of the issued and outstanding shares of Common Stock and (ii) by each director, each director nominee, each of the executive officers named in the tables under "Executive Compensation" and by all executive officers and directors as a group:

                                     Amount and Nature of       Percent
Name(1)(2)                           Beneficial Ownership(3)    of Class
----                                 --------------------       --------
John J. Ball (4)                     167,000                    *
Charles B. Benham                    826,320                    1.2%
Mark S. Bohn                         815,523                    1.2%
Ronald C. Butz(5)                    762,031                    1.1%
John P. Diesel                       165,000                    *
James P. Samuels                     743,500                    *
Douglas L. Sheeran                   140,000                    *
Erich W. Tiepel                      387,627                    *
Dennis L. Yakobson(6)                874,754                    1.3%
All Directors and Executive
Officers as a Group (10 persons)   4,881,755                    7.3%
C. David Callaham(7)               3,734,840                    5.5%
---------------
*Less than 1%.

(1) Except as otherwise noted and subject to applicable community property laws, each stockholder has sole voting and investment power with respect to the shares beneficially owned. The business address of each director and executive officer is c/o Rentech, Inc., 1331 17th Street, Suite 720, Denver, CO 80202.
(2) Shares of common stock subject to options that are exercisable within 60 days of the date of this Annual Report on Form 10-K are deemed outstanding for purposes of computing the percentage ownership of such person, but are not deemed outstanding for purposes of computing the percentage ownership of any other person. The following shares of common stock subject to stock options are included in the table: John
         J. Ball - 90,000;  Charles B. Benham - 230,000; Mark S. Bohn - 180,000;
         Ronald C. Butz - 185,000; John P. Diesel - 90,000; James P. Samuels - 380,000; Douglas L. Sheeran - 90,000; Erich W. Tiepel - 180,000; Dennis
         L. Yakobson - 245,000.
(3) Information with respect to beneficial ownership is based upon information furnished by each stockholder or contained in filings with the Securities and Exchange Commission.
(4) Includes 2,000 shares of common stock held by Mr. Ball's wife, as to which Mr. Ball disclaims beneficial ownership.
(5) Does not include 237,432 shares of common stock held by Mr. Butz's wife, as to which Mr. Butz disclaims beneficial ownership.
(6) Includes 8,000 shares of common stock held by Mr. Yakobson's wife, as to which Mr. Yakobson disclaims beneficial ownership.
(7) Includes 440,003 shares of common stock underlying stock purchase warrants.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         For the year ended September 30, 2001, we incurred $26,995 in consulting services which were paid to a director of the Company. As of September 30, 2001 we owe an officer of the Company $30,600. This payable does not bear interest and is due on demand.

         On January 7, 2000, we and Republic Financial Corporation, through Sand Creek Energy, LLC (SCE), purchased the Sand Creek methanol plant. The owner of the facility is SCE, which is 50 percent owned by our subsidiary, Rentech Development Corporation, and 50 percent owned by RFC Sand Creek Development, LLC., a wholly-owned subsidiary of Republic. In connection with the acquisition of the Sand Creek plant, SCE assumed certain commitments with third parties. We and Republic jointly and severally guarantee the full and punctual performance and payment by SCE of all SCE's obligations with respect to the Sand Creek plant. Our aggregate liability under this guaranty is not to exceed $4,000,000.

         For the year ended September 30, 2001 and 2000, we contributed $372,794 and $287,169 to SCE and have recognized $386,047 and $276,585 related to our equity in SCE's loss. Also, as of September 30, 2001 and 2000, we have a receivable due from SCE in the amount of $69,293 and $64,246.

         During fiscal 2000, we paid Dresser Engineering $851,610 for software development. We have capitalized these amounts as of September 30, 2000.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      The following documents are filed as a part of this report:

         (1)      Financial Statements:
                     Report of Independent Certified Public Accountants Consolidated Balance Sheets
                     Consolidated Statements of Operations
                     Consolidated Statements of Stockholders' Equity Consolidated Statements of Cash Flows
                     Summary of Accounting Policies
                     Notes to Consolidated Financial Statements

         (2)      Financial Statement Schedules:
                     None.

         (3)      Exhibits:

         The following exhibits are filed as part of this Annual Report on Form 10-K:

         EX-2.1 Stock Purchase Agreement dated August 1, 2001 between Rentech and REN Corporation

         EX-3.1 Restated and Amended Articles of Incorporation, dated January 4, 1991 (incorporated by reference from the exhibits to Amendment No. 2 to Registrant's Form S-18 Registration Statement No. 33-378150-D.

         EX-3.2 Articles of Amendment dated April 5, 1991 to the Restated and Amended Articles of Incorporation (incorporated by reference from the exhibits to Registrant's Current Report on Form 8-K dated August 10, 1993 filed with the Securities and Exchange Commission).

         EX-3.3 Articles of Amendment dated January 26, 1998 to Articles of Incorporation-Preferences, Limitations and Relative Rights of Convertible Stock, Series 1998-B of Rentech, Inc. (incorporated by reference from Exhibit No. 3.(I).2 to Registrant's Form 10-KSB filed with the SEC on January 13,
                  1999).

         EX-3.4 Articles of Amendment dated December 4, 1998 to Articles of Incorporation-Designation, Preferences and Rights of Series 1998-C Participating Cumulative Preference Stock of Rentech, Inc. pertaining to Rentech's Shareholder Rights Plan (incorporated by reference from Exhibit No. 3.(I).4 to Registrant's Form 10-KSB filed with the Securities and Exchange Commission on January 13, 1999).

         EX-3.5 Bylaws dated January 19, 1999 (incorporated by reference from Exhibit No. EX-3.(ii) to Registrant's Form 10-KSB filed with the Securities and Exchange Commission on January 12, 2000).

         EX-4.1 Shareholder Rights Plan dated November 10, 1998 (incorporated by reference from the exhibits to Current Report on Form 8-K filed with the Securities and Exchange Commission on November 19, 1998).

         EX-4.2 Form of Warrant issued to investors in the 1999 private placement of securities (incorporated by reference from Exhibit No. 4.2 to Registrant's Form 10-KSB filed with the Securities and Exchange Commission on January 12, 2000).

         EX-10.2  1990 Stock Option Plan  (incorporated  by  reference  from the
                  exhibits  to  the   Company's   Registration   Statement   No.
                  33-37150-D on Form S-18.

         EX-10.3 1994 Stock Option Plan (incorporated by reference from the exhibits to Post-Effective Amendment No. 5 to Registrant's Form S-18 on Form SB-2 Registration Statement No. 33-37150-D.

         EX-10.4 1996 Stock Option Plan (incorporated by reference from the exhibits to Registrant's Current Report on Form 8-K dated December 18, 1996.

         EX-10.5 Form of Employment Contracts with certain executive officers (incorporated by reference from the exhibits to Registrant's Report on Form 8-K dated November 14, 1994).

         EX-10.6  Employment Contract with executive officer of subsidiary.

         EX-10-7 Technical Services Agreement dated June 14, 1999 between Rentech and Texaco Energy Systems, Inc.

         EX-23.1  Consent of Independent Certified Public Accountants.

         EX-99.1 Letter of Intent between Rentech, Inc. and ITN Energy Systems, Inc. dated October 17, 1996 (incorporated by reference from the exhibits to Registrant's Current Report on Form 8-K/A dated November 7, 1996).

         (b) The following reports on Form 8-K have been filed during the last quarter of the period covered by this report.

         o Form 8-K filed July 5, 2001 reporting an item under Item 5, Other Events, and Regulation FD Disclosure.

         o Form 8-K filed July 6, 2001 reporting an item under Item 5, Other Events, and Regulation FD Disclosure.

         o Form 8-K filed July 25, 2001 reporting an item under Item 5, Other Events, and Regulation FD Disclosure.

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     RENTECH, INC.


                                                  /s/ Dennis L. Yakobson
                                                  ------------------------------
Date:  December __, 2001                          Dennis L. Yakobson, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                              /s/ Dennis L. Yakobson
                                              ----------------------------------
Date:  December 26, 2001                      Dennis L. Yakobson, President,
                --                            Chief Executive Officer
                                              and Director

                                              /s/ Ronald C. Butz
                                              ----------------------------------
Date:  December 26, 2001                      Ronald C. Butz, Chief Operating
                --                            Officer, Vice President, Secretary
                                              and Director

                                              /s/ James P. Samuels
                                              ----------------------------------
Date:  December 26, 2001                      James P. Samuels, Vice President -
                --                            Finance, Chief Financial Officer


Date:  December 26, 2001                      /s/ John J. Ball
                --                            ----------------------------------
                                              John J. Ball, Director


                                              /s/ John P. Diesel
                                              ----------------------------------
Date:  December 26, 2001                      John P. Diesel, Director
                --

                                              /s/ Douglas L. Sheeran
                                              ----------------------------------
Date:  December 26, 2001                      Douglas L. Sheeran, Director
                --

                                              /s/ Erich W. Tiepel
                                              ----------------------------------
Date:  December 26, 2001                      Erich W. Tiepel, Director
                --

                                                  Rentech, Inc. and Subsidiaries


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

Report of Independent Certified Public Accountants                           F-2

Financial Statements:

   Consolidated Balance Sheets                                         F-3 - F-4

   Consolidated Statements of Operations                                     F-5

   Consolidated Statements of Stockholders' Equity                    F-6 - F-11

   Consolidated Statements of Cash Flows                             F-12 - F-13

   Summary of Accounting Policies                                    F-14 - F-24

   Notes to Consolidated Financial Statements                        F-25 - F-58

Report of Independent Certified Public Accountants



Stockholders and Board of Directors
Rentech, Inc.
Denver, Colorado

We have audited the accompanying consolidated balance sheets of Rentech, Inc. and Subsidiaries (the "Company") as of September 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2001 in conformity with accounting principles generally accepted in the United States of America.


                                                    /s/ BDO Seidman, LLP


December 12, 2001
Denver, Colorado




                                                  Rentech, Inc. and Subsidiaries


                                                     Consolidated Balance Sheets
--------------------------------------------------------------------------------


September 30,                                                                    2001          2000
-------------------------------------------------------------------------- -------------   -----------

Assets (Note 7)

Current:
    Cash                                                                     $   893,452   $ 1,516,815
    Accounts receivable, net of $7,325 and $4,400 allowance for doubtful
         accounts (Note 14)                                                    1,745,838       745,204
    Costs and estimated earnings in excess of billings (Note 10)                  73,020          --
    Stock subscription receivable (Note 8)                                       250,000          --
    Note receivable (Note 5)                                                     191,779          --
    Other receivables                                                             52,706       101,025
    Receivable from related party (Note 6)                                        69,293        64,246
    Inventories (Note 2)                                                         738,238       117,866
    Prepaid expenses and other current assets                                    309,064       106,480
--------------------------------------------------------------------------   -----------   -----------

Total current assets                                                           4,323,390     2,651,636
--------------------------------------------------------------------------   -----------   -----------

Property and equipment, net (Note 3)                                           4,388,776     3,583,548
--------------------------------------------------------------------------   -----------   -----------

Other:
    Licensed technology, net of accumulated amortization of
       $1,848,747 and $1,630,437                                               1,582,402     1,800,711
    Capitalized software costs, net of accumulated amortization of
       $236,429 and $0                                                           711,263       851,610
    Goodwill, net of accumulated amortization of $400,599 and $302,248         1,511,368     1,104,905
    Production backlog, net of accumulated amortization of $27,762 and
       $0 (Note 1)                                                               138,355          --
    Non-compete agreement, net of accumulated amortization of $5,432 and
       $0 (Note 1)                                                               157,069          --
     Investment in INICA, Inc. (Note 4)                                        3,079,107     3,079,107
     Investment in Dresser (Note 5)                                                 --       1,842,135
     Investment in Sand Creek (Note 6)                                              --          10,584
    Technology rights, net of accumulated amortization of
       $115,098 and $83,039                                                      172,648       204,707
     Deposit for acquisition (Note 1)                                               --         973,899
    Deposits and other assets, net of $167,206 allowance for doubtful
       accounts as of September, 30, 2000                                         51,077       359,750
--------------------------------------------------------------------------   -----------   -----------

Total other assets                                                             7,403,289    10,227,408
--------------------------------------------------------------------------   -----------   -----------

                                                                             $16,115,455   $16,462,592
--------------------------------------------------------------------------   -----------   -----------

                           See accompanying summary of accounting policies and notes to consolidated financial statements.



                                                  Rentech, Inc. and Subsidiaries


                                                     Consolidated Balance Sheets
                                                                     (Continued)
--------------------------------------------------------------------------------

September 30,                                                                     2001            2000
--------------------------------------------------------------------------   ------------    ------------

Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable                                                        $    883,255    $    358,885
     Billings in excess of costs and estimated earnings (Note 10)                 130,930            --
     Payable to related party (Note 17)                                            30,600            --
     Accrued payroll                                                              536,530          78,005
     Accrued liabilities                                                          436,017          78,817
     Contract liability (Note 16)                                                 750,000            --
     Current portion of long-term debt (Note 7)                                   143,863         243,553
--------------------------------------------------------------------------   ------------    ------------
Total current liabilities                                                       2,911,195         759,260
--------------------------------------------------------------------------   ------------    ------------

Long-term liabilities:
     Long-term debt, net of current portion (Note 7)                            1,147,773         990,107
     Lessee deposits                                                                7,485           9,248
     Investment in Sand Creek (Note 6)                                              2,669            --
--------------------------------------------------------------------------   ------------    ------------

Total long-term liabilities                                                     1,157,927         999,355
--------------------------------------------------------------------------   ------------    ------------

Total liabilities                                                               4,069,122       1,758,615
--------------------------------------------------------------------------   ------------    ------------

Minority interest (Note 1)                                                        309,632            --

Commitments and Contingencies (Notes 6 and 9)

Stockholders' equity (Note 8)
    Series A convertible preferred stock - $10 par value; 200,000 shares authorized; 200,000 shares issued and no shares outstanding; $10
       per share liquidation value                                                   --              --
    Series B convertible preferred stock - $10 par value; 800,000 shares authorized; 641,664 and 524,998 shares issued and 27,778 and no shares outstanding; $10 per share liquidation value ($277,780 in
       the aggregate)                                                             277,780            --
    Series C participating cumulative preferred stock - $10 par value;
       500,000 shares authorized; no shares issued and outstanding                   --              --
    Common stock - $.01 par value; 100,000,000 shares authorized;
       66,665,631 and 62,824,228 shares issued and outstanding                    666,653         628,240
     Additional paid-in capital                                                36,384,562      32,925,887
     Unearned compensation                                                        (21,266)        (49,829)
     Accumulated deficit                                                      (25,571,028)    (18,800,321)
--------------------------------------------------------------------------   ------------    ------------
Total stockholders' equity                                                     11,736,701      14,703,977
--------------------------------------------------------------------------   ------------    ------------

                                                                             $ 16,115,455    $ 16,462,592
--------------------------------------------------------------------------   ------------    ------------

                           See accompanying summary of accounting policies and notes to consolidated financial statements.


                                                  Rentech, Inc. and Subsidiaries


                                           Consolidated Statements of Operations
--------------------------------------------------------------------------------





Year Ended September 30,                                                      2001            2000            1999
----------------------------------------------------------------------   ------------    ------------    ------------
Revenues:  (Notes 13 and 14)
     Product sales                                                       $  2,367,689    $  2,096,159    $  1,960,764
     Service revenues                                                       5,558,887       2,710,448         580,136
     Royalty income                                                           240,000         260,000         340,000
----------------------------------------------------------------------   ------------    ------------    ------------
Total revenues                                                              8,166,576       5,066,607       2,880,900

Cost of sales:
     Product costs                                                          1,124,951       1,029,812         918,678
     Service costs                                                          4,464,800       2,104,584         497,400
     Research and development contract costs (Note 16)                        560,608            --              --
----------------------------------------------------------------------   ------------    ------------    ------------
Total costs of sales                                                        6,150,359       3,134,396       1,416,078
----------------------------------------------------------------------   ------------    ------------    ------------

Gross profit                                                                2,016,217       1,932,211       1,464,822

Operating expenses:
     General and administrative expense                                     5,591,046       4,776,431       4,111,151
     Depreciation and amortization                                            798,167         444,908         367,318
    Write-off of deposits related to acquisition                                 --              --           233,279
     Research and development                                                 204,583         515,261         195,466
----------------------------------------------------------------------   ------------    ------------    ------------
Total operating expenses                                                    6,593,796       5,736,600       4,907,214
----------------------------------------------------------------------   ------------    ------------    ------------

Loss from operations                                                       (4,577,579)     (3,804,389)     (3,442,392)

Other income (expenses):
     Loss on investment (Note 5)                                           (1,842,135)           --              --
     Equity in loss of investee (Note 6)                                     (386,047)       (276,585)           --
     Interest income                                                          121,509         135,443          75,665
     Interest expense                                                        (108,166)       (136,833)        (75,934)
     Loss on disposal of fixed assets                                            --           (17,031)           --
----------------------------------------------------------------------   ------------    ------------    ------------

Total other expenses                                                       (2,214,839)       (295,006)           (269)
----------------------------------------------------------------------   ------------    ------------    ------------

Minority interest in subsidiary's net loss                                     21,711            --              --
----------------------------------------------------------------------   ------------    ------------    ------------

Net loss                                                                   (6,770,707)     (4,099,395)     (3,442,661)

Dividend requirements on convertible preferred stock (Note 8)                 483,599          89,611         531,932
----------------------------------------------------------------------   ------------    ------------    ------------

Loss applicable to common stockholders                                   $ (7,254,306)   $ (4,189,006)   $ (3,974,593)
----------------------------------------------------------------------   ------------    ------------    ------------

Basic and diluted loss per common share                                  $       (.11)   $       (.07)   $       (.09)

----------------------------------------------------------------------   ------------    ------------    ------------

Basic and diluted weighted-average number of common shares
    outstanding                                                            64,807,168      57,532,816      43,838,417
----------------------------------------------------------------------   ------------    ------------    ------------

                           See accompanying, summary of accounting policies and notes to consolidated financial statements.




                                                  Rentech, Inc. and Subsidiaries


                                 Consolidated Statements of Stockholders' Equity
--------------------------------------------------------------------------------





                                                                           Convertible Preferred Stock
                                                          ------------------------------------------------------------

                                                                    Series A                        Series B
 Years Ended September 30, 2001, 2000, and 1999              Shares          Amount          Shares          Amount
-------------------------------------------------------   ------------    ------------    ------------    ------------

Balance October 1, 1998                                         50,000    $    500,000         107,500    $  1,075,000

Common stock issued for cash (Note 8)                             --              --              --              --

Common stock issued for cash on options and
   warrants exercised (Note 8)                                    --              --              --              --

Common stock issued for acquisition (Note 8)                      --              --              --              --

Common stock issued for investment (Note 5)                       --              --              --              --

Common stock issued for services (Note 8)                         --              --              --              --

Preferred stock issued for cash, net of offering
   costs of $248,476 (Note 8)                                     --              --           208,332       2,083,320

Common stock issued for conversion of
   preferred stock and $91,899 in dividends (Note 8)           (50,000)       (500,000)       (182,500)     (1,825,000)
Stock warrants granted for prepaid expenses (Note 8)              --              --              --              --
Stock options granted for services (Note 8)                       --              --              --              --
Deemed dividends on convertible preferred stock of
     $440,033 (Note 8)                                            --              --              --              --
Net loss                                                          --              --              --              --
-------------------------------------------------------   ------------    ------------    ------------    ------------

                           See accompanying summary of accounting policies and notes to consolidated financial statements



                                                  Rentech, Inc. and Subsidiaries


                                 Consolidated Statements of Stockholders' Equity
--------------------------------------------------------------------------------


                                                                 Common Stock           Additional
                                                         ---------------------------     Paid-In         Unearned      Accumulated
 Years Ended September 30, 2001, 2000, and 1999             Shares         Amount        Capital       Compensation      Deficit
-------------------------------------------------------  ------------   ------------   ------------   ---------------  ------------

Balance October 1, 1998                                   40,075,292    $    400,750   $ 19,603,081   $          --    $(11,258,265)

 Common stock issued for cash (Note 8)                       150,000           1,500         48,500              --            --

 Common stock issued for cash on options and
    warrants exercised (Note 8)                              940,110           9,401        252,918              --            --

 Common stock issued for acquisition (Note 8)                100,000           1,000         49,000              --            --

 Common stock issued for investment (Note 5)               3,680,168          36,802      1,801,210              --            --

 Common stock issued for services (Note 8)                   100,000           1,000         61,500              --            --

 Preferred stock issued for cash, net of offering
    costs of $248,476 (Note 8)                                  --              --         (248,476)             --            --

 Common stock issued for conversion of
    preferred stock and $91,899 in dividends (Note 8)      4,227,177          42,272      2,279,651              --            --
 Stock warrants granted for prepaid expenses (Note 8)           --              --           81,143              --            --
 Stock options granted for services (Note 8)                    --              --            7,152              --            --
 Deemed dividends on convertible preferred stock of
      $440,033 (Note 8)                                         --              --             --                --            --
 Net loss                                                       --              --             --                --      (3,442,661)
                                                         ------------    ------------   ------------   ---------------  ------------

                             See accompanying summary of accounting policies and
                                      notes to consolidated financial statements


                                                  Rentech, Inc. and Subsidiaries


                                 Consolidated Statements of Stockholders' Equity
                                                                     (Continued)
--------------------------------------------------------------------------------


                                                                           Convertible Preferred Stock
                                                          ------------------------------------------------------------

                                                                    Series A                        Series B
 Years Ended September 30, 2001, 2000, and 1999              Shares          Amount          Shares          Amount
-------------------------------------------------------   ------------    ------------    ------------    ------------
Balance, September 30, 1999                                       --      $       --           133,332    $  1,333,320

Common stock and stock options issued for cash, net
    of offering costs of $603,049 (Note 8)                        --              --              --              --
Common stock issued for cash on options and
   warrants exercised (Note 8)                                    --              --              --              --
Common stock issued for deposit on
   business acquisition (Notes 1 and 8)                           --              --              --              --
Common stock issued for services (Note 8)                         --              --              --              --
Common stock issued for prepaid expenses (Note 8)                 --              --              --              --
Common stock issued for commissions on
   business acquisition (Note 8)                                  --              --              --              --
Preferred stock issued for cash, net of offering costs
   of $16,660 (Note 8)                                            --              --            16,666         166,660
Preferred stock and $46,680 in dividends
   redeemed for cash (Note 8)                                     --              --           (23,832)       (238,320)
Common stock issued for conversion of preferred
   stock and $22,731 in dividends (Note 8)                        --              --          (126,166)     (1,261,660)
Stock options granted for services (Note 8)                       --              --              --              --
Stock options granted to employees for services                   --              --              --              --
Deemed dividends on preferred stock of $20,200 (Note 8)           --              --              --              --
Net loss                                                          --              --              --              --
-------------------------------------------------------   ------------    ------------    ------------    ------------

                           See accompanying  summary of accounting  policies and
                                      notes to consolidated financial statements


                                 Consolidated Statements of Stockholders' Equity
                                                                     (Continued)
--------------------------------------------------------------------------------

                                                                Common Stock           Additional
                                                        ---------------------------     Paid-In         Unearned      Accumulated
Years Ended September 30, 2001, 2000, and 1999             Shares         Amount        Capital       Compensation      Deficit
------------------------------------------------------  ------------   ------------   ------------   ---------------  ------------
Balance, September 30, 1999                               49,272,747   $    492,725   $ 23,935,679   $          --    $(14,700,926)

Common stock and stock options issued for cash, net
    of offering costs of $603,049 (Note 8)                 8,428,334         84,283      5,844,668              --            --
Common stock issued for cash on options and
   warrants exercised (Note 8)                             2,324,527         23,245        999,717              --            --
Common stock issued for deposit on
   business acquisition (Notes 1 and 8)                      200,000          2,000        398,000              --            --
Common stock issued for services (Note 8)                    100,000          1,000         52,120              --            --
Common stock issued for prepaid expenses (Note 8)            100,000          1,000         52,120              --            --
Common stock issued for commissions on
   business acquisition (Note 8)                              60,000            600         29,400              --            --
Preferred stock issued for cash, net of offering costs
   of $16,660 (Note 8)                                          --             --          (16,660)             --            --
Preferred stock and $46,680 in dividends
   redeemed for cash (Note 8)                                   --             --          (46,680)             --            --
Common stock issued for conversion of preferred
   stock and $22,731 in dividends (Note 8)                 2,338,620         23,387      1,275,696              --            --
Stock options granted for services (Note 8)                     --             --          351,998              --            --
Stock options granted to employees for services                 --             --           49,829           (49,829)         --
Deemed dividends on preferred stock of $20,200 (Note 8)         --             --             --                --            --
Net loss                                                        --             --             --                --      (4,099,395)
-----------------------------------------------------   ------------   ------------   ------------   ---------------  ------------

                           See accompanying  summary of accounting  policies and
                                      notes to consolidated financial statements


                                 Consolidated Statements of Stockholders' Equity
                                                                     (Continued)
--------------------------------------------------------------------------------


                                                                           Convertible Preferred Stock
                                                          ------------------------------------------------------------

                                                                    Series A                        Series B
 Years Ended September 30, 2001, 2000, and 1999              Shares          Amount          Shares          Amount
-------------------------------------------------------   ------------    ------------    ------------    ------------

Balance, September 30, 2000                                       --      $       --              --      $       --
Common stock issued for cash, net
    of offering costs of $103,995 (Note 8)                        --              --              --              --
Common stock issued for cash on options and
   warrants exercised (Note 8)                                    --              --              --              --
Common stock issued for deposit on
   business acquisition (Notes 1 and 8)                           --              --              --              --
Preferred stock issued for cash and a $250,000 stock
    subscription receivable, net of offering costs
   of $122,995 (Note 8)                                           --              --           116,666       1,166,668
Common stock issued for conversion of preferred
   stock (Note 8)                                                 --              --           (88,888)       (888,888)
Stock options granted for services (Note 8)                       --              --              --              --
Warrants for convertible preferred stock redeemed
     for cash                                                     --              --              --              --
Deemed dividends on preferred stock of $483,599
     (Note 8)                                                     --              --              --              --
Net loss                                                          --              --              --              --
-------------------------------------------------------   ------------    ------------    ------------    ------------

Balance September 30, 2001                                        --      $       --            27,778    $    277,780
-------------------------------------------------------   ------------    ------------    ------------    ------------

                           See accompanying  summary of accounting  policies and
                                      notes to consolidated financial statements


                                 Consolidated Statements of Stockholders' Equity
                                                                     (Continued)
--------------------------------------------------------------------------------

                                                                Common Stock           Additional
                                                        ---------------------------     Paid-In         Unearned      Accumulated
Years Ended September 30, 2001, 2000, and 1999             Shares         Amount        Capital       Compensation      Deficit
------------------------------------------------------  ------------   ------------   ------------   ---------------  ------------

Balance, September 30, 2000                               62,824,228   $    628,240   $ 32,925,887    $    (49,829)   $(18,800,321)
Common stock issued for cash, net
    of offering costs of $103,995 (Note 8)                 2,000,000         20,000      1,776,005            --              --
Common stock issued for cash on options and
   warrants exercised (Note 8)                               518,027          5,180        530,820            --              --
Common stock issued for deposit on
   business acquisition (Notes 1 and 8)                      200,000          2,000        242,000            --              --
Preferred stock issued for cash and a $250,000 stock
    subscription receivable, net of offering costs
   of $122,995 (Note 8)                                         --             --         (122,995)           --              --
Common stock issued for conversion of preferred
   stock (Note 8)                                          1,123,376         11,233        877,655            --              --
Stock options granted for services (Note 8)                     --             --          157,274          28,563            --
Warrants for convertible preferred stock redeemed
     for cash                                                   --             --           (2,084)           --              --
Deemed dividends on preferred stock of $483,599
     (Note 8)                                                   --             --             --              --              --
Net loss                                                        --             --             --              --        (6,770,707)
------------------------------------------------------  ------------   ------------   ------------    -----------     ------------

Balance September 30, 2001                                66,665,631   $    666,653   $ 36,384,562    $   (21,266)    $(25,571,028)
------------------------------------------------------- ------------   ------------   ------------    -----------     ------------

                           See accompanying  summary of accounting  policies and
                                      notes to consolidated financial statements



                                                  Rentech, Inc. and Subsidiaries


                                           Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------


Increase (Decrease) in Cash

Year Ended September 30,                                                          2001           2000           1999
---------------------------------------------------------------------------   -----------    -----------    -----------

Operating activities:
         Net loss                                                             $(6,770,707)   $(4,099,395)   $(3,442,661)
         Adjustments to reconcile net loss to net cash
  used in operating activities:
    Increase in allowance for doubtful accounts                                     2,925          2,400            200
    Depreciation                                                                  364,818        261,635        149,401
    Amortization                                                                  618,340        350,352        339,312
    Loss on investment                                                          1,842,135           --             --
    Write-off of deferred offering costs                                          123,642           --             --
    Interest income                                                               (70,814)          --             --
    Loss on disposal of assets                                                       --           17,031        233,279
    Equity in loss of investee                                                    386,047        276,585           --
    Minority interest in net loss of subsidiary                                   (21,711)          --             --
    Common stock issued for services                                               53,120         53,120         62,500
    Stock options and warrants issued for services                                185,837        351,998          7,152
         Changes in operating assets and liabilities, net of business combination:
    Accounts receivable                                                          (919,072)      (372,921)      (149,950)
    Costs and estimated earnings in excess
    of billings                                                                   203,736           --             --
    Other receivables and receivable from related
         party                                                                     31,361       (105,893)       (59,378)
     Inventories                                                                 (101,534)       (27,384)         9,092
     Prepaid expenses and other current assets                                    (20,749)       131,638        129,638
     Accounts payable                                                             459,780         14,190         29,580
    Billings in excess of costs and
    estimated earnings                                                             37,033           --             --
    Accrued liabilities and accrued payroll                                       378,669         80,702         30,901
     Lessee deposits                                                               (1,763)          --            9,248
---------------------------------------------------------------------------   -----------    -----------    -----------

Net cash used in operating activities                                          (3,218,907)    (3,065,942)    (2,651,686)
---------------------------------------------------------------------------   -----------    -----------    -----------

                           See accompanying summary of accounting policies and notes to consolidated financial statements.


                                                  Rentech, Inc. and Subsidiaries


                                           Consolidated Statements of Cash Flows
                                                                     (Continued)
--------------------------------------------------------------------------------
Increase (Decrease) in Cash

Year Ended September 30,                                          2001           2000           1999
-----------------------------------------------------------   -----------    -----------    -----------
Investing activities:
     Purchase of property and equipment                       $  (676,379)   $  (470,361)   $(1,054,646)
    Proceeds from disposal of vehicles                               --           24,068         13,791
    Cash used in purchase of business                                --             --         (597,812)
    Net cash used in purchase of business                         (59,013)          --             --
    Purchase of capitalized software                                 --         (851,610)          --
    Cash used in purchase of investments                         (372,794)      (464,220)        (2,072)
    Increase in deposits for acquisitions                            --         (273,899)      (477,615)
    Increase in deposits and other assets                          86,011        (10,617)       (58,663)
-----------------------------------------------------------   -----------    -----------    -----------

Net cash used in investing activities                          (1,022,175)    (2,046,639)    (2,177,017)
-----------------------------------------------------------   -----------    -----------    -----------

Financing activities:
    Proceeds from issuance of common stock, net of
       offering costs                                           2,332,005      6,951,913        312,319
    Proceeds from issuance of convertible preferred
       stock, net of offering costs                               793,673        150,000      1,834,844
    Deferred offering costs                                       (75,980)       (47,662)          --
    Redemption of convertible preferred stock                      (2,084)      (285,000)          --
    Proceeds from contract liability                              750,000           --             --
    Borrowings on long-term debt                                  444,951           --             --
    Payments on long-term debt and notes payable                 (624,846)      (448,037)       (66,657)
-----------------------------------------------------------   -----------    -----------    -----------

Net cash provided by financing activities                       3,617,719      6,321,214      2,080,506
-----------------------------------------------------------   -----------    -----------    -----------

Increase (decrease) in cash                                      (623,363)     1,208,633     (2,748,197)

Cash, beginning of year                                         1,516,815        308,182      3,056,379
-----------------------------------------------------------   -----------    -----------    -----------

Cash, end of year                                             $   893,452    $ 1,516,815    $   308,182
-----------------------------------------------------------   -----------    -----------    -----------


                           See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                  Rentech, Inc. and Subsidiaries


                                                  Summary of Accounting Policies
--------------------------------------------------------------------------------


Basis of                   Rentech,   Inc.  (the  "Company"  or  "Rentech")  was
Presentation               incorporated  on  December  18,  1981 in the state of
                           Colorado   to  develop  and  market   processes   for
                           conversion  of  low-value,  carbon-bearing  solids or
                           gases into valuable  liquid  hydrocarbons,  including
                           high-grade diesel fuel,  naphthas and waxes ("Rentech
                           GTL Technology").  The Company's  activities prior to
                           1994  were  primarily   directed   toward   obtaining
                           financing,  licensing its technology to third parties
                           and  completing   full-scale   plant   processing  to
                           demonstrate  the Company's  technology to prospective
                           licensees.  During  1994,  the Company  entered  into
                           contracts  to  provide   basic   engineering   design
                           relating  to the  construction  of  plants  using the
                           Company's gas  conversion  technology.  In March 1997
                           with the  acquisition  of the  assets  of Okon,  Inc.
                           ("Okon"),  the Company  entered  into the business of
                           manufacturing and selling water-based stains, sealers
                           and coatings.  In June 1999 with the  acquisition  of
                           the  assets  of  Petroleum  Mud  Logging,   Inc.  and
                           Petroleum  Well Logging,  Inc.  ("PML"),  the Company
                           entered into the oil and gas field services  business
                           of logging the  progress of drilling  operations  for
                           the oil and gas  industry.  In  August  2001 with the
                           acquisition of 56% of Ren  Corporation  ("Ren"),  the
                           Company  entered into the  business of  manufacturing
                           complex    microprocessor    controlled    industrial
                           automation systems primarily for the fluid power industry.

Management's Plans         From the  Company's  inception  on December  18, 1981
                           through September 30, 2001, the Company has incurred losses in the amount of $25,571,028. For the year ended September 30, 2001, the Company recognized a $6,770,707 net loss. If the Company does not operate at a profit in the future, the Company may be unable to continue its operations at the present level. As of September 30, 2001, the Company has a cash balance of $893,452.

                           The Company has been successful in the past in raising equity financing. For the years ended September 30, 2001, 2000 and 1999, the Company received net cash proceeds from the issuance of common stock of $2,332,005, $6,951,913 and $312,319.
                           For the years ended September 30, 2001, 2000 and 1999, the Company has received net cash proceeds from $793,673, $150,000 and $1,834,844. Subsequent to fiscal 2001, the Company received net cash proceeds from the issuance of Series B preferred stock of $475,000, and the Company received $63,750 in cash proceeds from the exercise of stock options (See Note
                           18).

                                                  Rentech, Inc. and Subsidiaries


                                                  Summary of Accounting Policies
--------------------------------------------------------------------------------


                           In achieving its objectives as planned for fiscal 2002, the Company may issue additional Series B convertible preferred stock to existing stockholders. The Company may issues its common stock in a private placement to fund any working capital requirements should the need arise. In addition, the Company is in negotiations to sell certain assets. As discussed in
                           Note 18, Sand Creek Energy, LLC, a company for which Rentech has a 50% interest in, has entered into an option agreement under which certain equipment and inventory of the facility could be sold for
                           $2,000,000. The Company believes that with its current available cash, revenues from operations, the additional equity financing and the sale of assets will be sufficient to meet its cash operating requirements through September 30, 2002.

Principles of              The accompanying  consolidated  financial  statements
Consolidation              include  the  accounts  of the Company and its wholly
                           owned   and   majority   owned   subsidiaries.    All
                           significant intercompany accounts and transactions have been eliminated in consolidation.

Cash                       The  Company  considers  highly  liquid   investments
Equivalents                purchased with original maturities of three months or
                           less   and   money   market   accounts   to  be  cash
                           equivalents.

Inventories                Inventories consist of raw materials, work-in-process
                           and finished goods and are valued at the lower of cost (first-in, first-out) or market.

Capitalized Software       The Company has capitalized its internal use software
                           in  accordance   with  Statement  of  Position  98-1.
                           Capitalized  software  costs  include  fees  paid  to
                           Dresser Engineering Company for software  development
                           in  the  amount  of  $851,611,   net  of  accumulated
                           amortization of $236,429 and $96,081 in capitalized software costs acquired from the acquisition of Ren
                           (See Note  1.).  The  Company  has a 5%  interest  in
                           Dresser Engineering and Constructors, Inc., which is the parent company of Dresser Engineering Company
                           (see Note 5). The capitalized software costs are being amortized over a three-year period using the straight-line method.

                                                  Rentech, Inc. and Subsidiaries


                                                  Summary of Accounting Policies
--------------------------------------------------------------------------------

Licensed                   Licensed  technology  represent costs incurred by the
Technology                 Company  primarily  for the purpose of  demonstrating
                           the Company's proprietary technology to prospective licensees, which it licenses to third parties under various fee arrangements. These capitalized costs are carried at the lower of amortized cost or net realizable value and are being amortized over 15 years.

Goodwill Goodwill, which relates to the acquisition of Okon in 1997 and the acquisition of PML in 1999, is being amortized over a 15-year period using the straight-line method. Goodwill relating to the acquisition of Ren Corporation in fiscal 2001 (see
                           Note 1) is not being amortized in accordance with Statement of Financial Accounting Standards ("SFAS") 142, Goodwill and Other Intangible Assets.

Production                 In connection with the acquisition of Ren Corporation
Backlog                    in fiscal  2001 (see Note 1),  the  Company  acquired
                           certain production backlog arising from existing sales contracts. The production backlog is being amortized over one year, the term of the contracts.

Non-Compete                In connection with the acquisition of Ren Corporation
Agreement                  in fiscal 2001 (see Note 1), the Company entered into
                           non-compete  agreements with certain employees of Ren
                           Corporation. The non-compete agreements are being amortized over the term of the non-compete agreements of five years.

Property,                  Property   and   equipment   is   stated   at   cost.
Equipment,                 Depreciation and amortization  expense , are computed
Depreciation and           using the  straight-line  method  over the  estimated
Amorization                useful lives of the assets, which range from three to
                           thirty years, except for leasehold improvements, which are amortized over the shorter of the useful life or the remaining lease term. Maintenance and repairs are expensed as incurred.

                           Major renewals and improvements are capitalized. When property and equipment is retired or otherwise disposed of, the asset and accumulated depreciation or amortizations are removed from the accounts and the resulting profit or loss is reflected in operations.

                                                  Rentech, Inc. and Subsidiaries


                                                  Summary of Accounting Policies
--------------------------------------------------------------------------------

Investment in              The  Company  has a 10%  investment  in  INICA,  Inc.
INICA, Inc.                (formerly ITN Energy Systems,  Inc.).  The investment
                           is stated at cost. The investment is evaluated periodically and is carried at the lower of cost or estimated net realizable value.

Investment in              The Company has a 5% investment in Dresser  Engineers
Dresser                    & Constructors,  Inc. The investment is stated at net
                           realizable   value.   The   investment  is  evaluated
                           periodically and is carried at the lower of cost or estimated net realizable value. As discussed in Note
                           5, the Company recognized a $1,842,135 loss on this investment for fiscal 2001.

Investment in              The Company has a 50% investment in Sand Creek,  LLC.
Sand Creek                 The  investment  is  accounted  for using the  equity
                           method  of   accounting.   Under  such  method,   the
                           Company's proportionate share of net income (loss) is included as a separate item in the statement of operations.

Technology                 Technology  rights are recorded at cost and are being
Rights                     amortized  on a  straight-line  method over a 10-year
                           estimated life.

Deferred                   Deferred offering costs include professional fees and
Offering Costs             other direct costs related to the Company's  proposed
                           private and public  offerings.  If the  offerings are
                           successful,  costs  incurred  will be offset  against
                           proceeds  of  the  offerings.  If the  offerings  are
                           unsuccessful,  such  costs will be  expensed.  During
                           fiscal  2001,  the  Company   expensed   $123,642  in
                           deferred offering costs. As of September 30, 2001 and 2000, the Company has no deferred offering costs.

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

                                                  Rentech, Inc. and Subsidiaries


                                                  Summary of Accounting Policies
--------------------------------------------------------------------------------

Accounting for Fixed       Revenues from fixed price contracts are recognized on
Price Contracts            the  percentage-of-completion  method for projects in
                           which reliable  estimates of the degree of completion
                           are   possible.   If  reliable   estimates   are  not
                           available, the completed contract method is used. For
                           contracts      accounted      for      under      the
                           percentage-of-completion   method,   the   amount  of
                           revenue  recognized  is the  percentage  of the total
                           contract  price that the cost  expended to date bears
                           to the  anticipated  final  total  cost,  based  upon
                           current   estimates  of  the  cost  to  complete  the
                           contract.   Contract  cost  includes  all  labor  and
                           benefits,  materials  unique to or  installed  in the
                           project,   subcontract   costs  and   allocations  of
                           indirect costs.  General and administrative costs are
                           charged to expense.  Provisions for estimated  losses
                           on  uncompleted   contracts  are  provided  for  when
                           determined,  regardless of the completion percentage.
                           As contracts can extend over one or more accounting periods, revisions in costs and earnings estimated during the course of the work are reflected during the accounting period in which the facts that require such revisions become known.

                           Project managers make significant assumptions concerning cost estimates for labor hours, consultant hours and other project costs. Due to the uncertainties inherent in the estimation process, and the potential changes in customer needs as projects progress, it is at least reasonably possible that completion costs for some uncompleted projects may be further revised in the near-term and that such revisions could be material.

                                                  Rentech, Inc. and Subsidiaries


                                                  Summary of Accounting Policies
--------------------------------------------------------------------------------

Revenue                    Sales of water-based  stains sealers and coatings are
Recognition                recognized   when  the  goods  are   shipped  to  the
                           customers.

                           Revenues   from  oil  and  gas  field   services  are
                           recognized at the completion of the service.

                           Laboratory research revenues are recognized upon completion of a project.

                           Revenue from the manufacture of industrial automation systems is recognized based upon the percentage of completion method of accounting and per the terms of customer contracts.

                           Royalty fees are recognized when the revenue earning activities that are to be provided by the Company has been performed and no future obligation to perform services exist.

Income                     The  Company  accounts  for  income  taxes  under the
Taxes                      liability   method,   which  requires  an  entity  to
                           recognize,   deferred  tax  assets  and  liabilities.
                           Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years.

Net Loss                   Statement of Financial  Accounting Standards No. 128,
Per Common                 "Earnings  Per Share"  ("SFAS No. 128")  provides for
Share                      the calculation of "Basic" and "Diluted" earnings per
                           share. Basic earnings per share includes no dilution and is computed by dividing income (loss) applicable to common stock by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share.

                                                  Rentech, Inc. and Subsidiaries


                                                  Summary of Accounting Policies
--------------------------------------------------------------------------------


                           For the years ended September 30, 2001, 2000, and 1999, total stock options of 8,394,300, 7,724,300 and
                           3,265,700, total stock warrants of 3,992,977, 4,452,671 and 1,163,347 and total Series B convertible preferred stock of 505,560 and 0 in both fiscal 2001 and 2000 were not included in the computation of diluted loss per share because their effect was anti-dilutive.

Concentrations             The Company's financial  instruments that are exposed
Credit Risk                to concentrations of credit of risk consist primarily
                           of cash and accounts receivable.

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

Use of                     The preparation of financial statements in conformity
Estimates                  with accounting  principles generally accepted in the
                           United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
                           Actual results could differ from those estimates.

                                                  Rentech, Inc. and Subsidiaries


                                                  Summary of Accounting Policies
--------------------------------------------------------------------------------



Fair Value of              The following  methods and  assumptions  were used to
Financial                  estimate  the fair value of each  class of  financial
Instruments                instruments  for which it is  practicable to estimate
                           that value:

                           Accounts Receivable, Other Current Assets, Accounts Payable, Accrued Liabilities
                                and Other Current Liabilities

                           Fair values of accounts receivables, other current assets, accounts payable, accrued liabilities and other current liabilities are assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value or they are receivable or payable on demand.

                           Mortgages and Notes Payable

                           Substantially all of these mortgages and notes bear interest at rates of interest, which approximate current lending rates. These interest rates are between 5.9% and 9.5%.

Stock Option               The  Company  applies  Accounting   Principles  Board
Plan                       ("APB")  Opinion 25,  "Accounting for Stock Issued to
                           Employees", and related Interpretations in accounting for all stock option plans. Under APB Opinion 25, compensation cost is recognized for stock options issued to employees when the exercise price of the Company's stock options granted is less than the market price of the underlying common stock on the date of grant.

                           Statement of Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net loss as if compensation cost for the Company's stock options plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123. To provide the required pro forma information, the Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model.

                                                  Rentech, Inc. and Subsidiaries


                                                  Summary of Accounting Policies
--------------------------------------------------------------------------------

                           The Company applies Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation ("FIN 44"). FIN 44 clarifies the application of APB Opinion 25 for certain issues related to stock issued to employees.

Comprehensive              Comprehensive  loss is  comprised of net loss and all
Loss                       changes   to   the    consolidated    statement    of
                           stockholders'  equity,  except those changes made due
                           to  investments by  stockholders,  changes in paid-in
                           capital and  distributions to  stockholders.  For the
                           years ended  September 30, 2001,  2000, and 1999, the
                           Company had no items of comprehensive loss other than
                           net  loss;   therefore,   a  separate   statement  of
                           comprehensive loss has not been presented for these periods.

Recent                     In  June  1998,   the  FASB   issued  SFAS  No.  133,
Accounting                 "Accounting  for Derivative  Instruments  and Hedging
Pronouncements             Activities",  amended  by SFAS  No.  137 and SFAS No.
                           138, which requires  companies to record  derivatives
                           on  the  balance  sheet  as  assets  or  liabilities,
                           measured  at  fair  market  value.  Gains  or  losses
                           resulting   from  changes  in  the  values  of  those
                           derivatives  would be accounted  for depending on the
                           use of the  derivative  and whether it qualifies  for
                           hedge   accounting.   The  key  criterion  for  hedge
                           accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. The Company adopted SFAS
                           No. 133, as amended by SFAS No. 137 and 138, as of October 1, 2000. The adoption of these statements has had no material impact on the Company's consolidated financial statements.

                           In December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements" which provides additional guidance in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 was effective as of the fourth quarter of fiscal year ended September 30, 2001. The adoption of this bulletin had no material impact on the Company's financial statements.

                                                  Rentech, Inc. and Subsidiaries


                                                  Summary of Accounting Policies
--------------------------------------------------------------------------------

                           In June 2001, the FASB finalized SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 141 also requires that companies recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria and, upon adoption of SFAS No. 142, that companies reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS No. 141.

                           SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that companies identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS No. 142. This Statement is effective October 1, 2001 for the Company as the Company intends to early adopt this statement.

                           The Company's previous business combinations were accounted for using the purchase method. As of September 30, 2001, the net carrying amount of goodwill is $1,511,368 and other intangible assets is $2,761,737. Amortization expense during the year ended September 30, 2001 was $618,340. In accordance with the provisions of SFAS No. 142, the Company has not amortized goodwill for the acquisition of Ren Corporation completed in August 2001 (see Note 1). The Company has determined that its reportable units are also its four business segments as discussed at
                           Note 13. Currently, the Company is assessing but has not yet determined how the adoption of SFAS No. 141 and SFAS No. 142 will impact its financial position and results of operations.

                                                  Rentech, Inc. and Subsidiaries


                                                  Summary of Accounting Policies
--------------------------------------------------------------------------------

                           In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective June 30, 2003 for the Company. The Company believes the adoption of this statement will have no material impact on its consolidated financial statements.

                           In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value, less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. The Company believes that the adoption of this statement will have no material impact on its consolidated financial statements.

Reclassifications          Certain  reclassifications have been made to the 2000
                           and 1999  financial  statements  in order for them to
                           conform    to    the    2001    presentation.    Such
                           reclassifications have no impact on the Company's financial position or results of operations.

                                                  Rentech, Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


1.  Business               On August 1, 2001, the Company  received 7,127 shares
    Acquisition            of common stock in Ren for a 56% majority interest in
                           Ren for a total purchase price of $1,414,716.  Ren is
                           in   the    business   of    manufacturing    complex
                           microprocesser   controlled   industrial   automation
                           systems primarily for the fluid power industry.  As a
                           result of the acquisition, Ren is expected to provide
                           continued  support to the strategy of the development
                           of  solidly   profitable   counter-cyclical   non-GTL
                           businesses.  In satisfaction  for the 56% interest in
                           Ren, the Company applied its $573,899 note receivable
                           plus $116,705 in interest  receivable due from Ren to
                           the  purchase,  issued  400,000  shares of its common
                           stock valued at $644,000 to Ren,  paid $50,000 to Ren
                           and   incurred   $30,112   in   acquisition    costs.
                           Originally,  the  Company  issued  $644,000 of common
                           stock as a deposit on the business  acquisition.  The
                           Company  issued 200,000 shares of common stock to Ren
                           at a market price of $2 per share during fiscal 2000,
                           and the Company  issued an additional  200,000 shares
                           of common stock to Ren at a market price of $1.22 per
                           share during  fiscal 2001.  As of September 30, 2000,
                           the Company had recorded a $973,899  deposit for this
                           acquisition.  This deposit  consisted of the $400,000
                           shares of common  stock  issued to Ren during  fiscal
                           2000 and $573,899 in cash. The $973,899 deposit would
                           have  been  repaid  by  Ren  in  a  form  of  a  note
                           receivable  in the  event  that the  Company  did not
                           complete  the   acquisition.   At  the  date  of  the
                           acquisition,    Ren   had   not   satisfied   certain
                           obligations   as  originally   contemplated   by  the
                           parties. As a result, the original shareholders of Ren have agreed to assign to the Company their rights to an allocation of profits from Ren until an amount of profits are allocated to the Company equal to $224,424 plus 6% accrued interest on the outstanding balance accruing on August 1, 2001. In accordance with the stock purchase agreement, this amount will be paid out of future dividends that Ren declares.

                                                  Rentech, Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                           The acquisition was recorded using the purchase method of accounting by which the assets were valued at fair market value at the date of acquisition. The operating results of the acquisition have been included in the accompanying consolidated financial statements from the date of acquisition. The allocation of the purchase price was as follows:

                           -----------------------------------------------------
                           Current assets                         $   1,186,894
                           Property and equipment                       378,429
                           Capitalized software                          96,081
                           Goodwill                                     504,814
                           Production backlog                           166,117
                           Non-compete agreement                        162,500
                           Current liabilities                         (595,543)
                           Acquired debt                               (153,234)
                           Minority interest                           (331,342)
                           -----------------------------------------------------

                           Total purchase price                   $   1,414,716
                           -----------------------------------------------------

                           The production backlog, non-compete agreement and the capitalized software have a weighted-average useful life of approximately 3 years. The $504,814 of goodwill was assigned to the industrial automation systems segment. For tax purposes, none of the goodwill is expected to be tax deductible.


                                                  Rentech, Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                           The  following   unaudited   pro  forma   information
                           presents the  consolidated  results of  operations of
                           the Company as if the  acquisition of Ren occurred at
                           the beginning of fiscal year 2000.  The unaudited pro
                           forma   financial   data  does  not   purport  to  be
                           indicative of the results which  actually  would have
                           been  obtained had the purchase  been effected on the
                           dates  indicated  or of  the  results  which  may  be
                           obtained in the future.

                           Years Ended September 30,                2001            2000
                           ----------------------------------------------------------------
                           Revenues                             $ 8,978,147    $ 5,904,720
                           Net loss                             $(7,084,188)   $(4,548,105)
                           Dividend requirements on preferred
                            stock                               $   483,599    $    89,611
                           Loss applicable to common stock      $(7,567,787)   $(4,637,716)
                           Basic and diluted loss per common
                            share from operations               $      (.11)   $      (.08)
                           Basis and diluted weighted-average
                            number of common shares
                            outstanding adjusted for
                            acquisition                          64,883,332      57,932,816
                           ----------------------------------------------------------------

2.    Inventories          Inventories consist of the following:

                           September 30,                            2001           2000
                           -----------------------------------------------------------------
                           Finished goods                       $    86,647    $     45,549
                           Work in process                          384,563              -
                           Raw materials                            267,028          72,317
                           -----------------------------------------------------------------
                                                                $   738,238    $    117,866
                           -----------------------------------------------------------------


                                                  Rentech, Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


3.    Property and         Property and equipment consist of the following:
      Equipment


                           September 30,                       2001         2000
                           --------------------------------------------------------
                           Land and buildings               $1,792,134   $1,507,513
                           Machinery and equipment           2,317,278    1,423,215
                           Office furniture and equipment      689,916      441,783
                           Construction-in-progress             90,961      369,291
                           Vehicles                            113,394       94,009
                           Leasehold improvements              316,423      314,249
                           --------------------------------------------------------
                                                             5,320,106    4,150,060
                           Less accumulated depreciation
                                 and amortization              931,330      566,512
                           --------------------------------------------------------

                                                            $4,388,776   $3,583,548
                           --------------------------------------------------------

4.    Investment           On May 6, 1998, the Company and INICA, Inc. ("INICA")
      in INICA, Inc.       agreed  to form a  venture  to  design,  develop  and
                           manufacture   active  and  passive  Radio   Frequency
                           Identification tags (RFID tags), which have a wide range of applications. This opportunity utilizes thin-film deposition technology developed by INICA.

                           On May 29, 1998, the Company acquired a 10% ownership in INICA for $3,079,107. The Company's 10% ownership in INICA includes a 10% ownership interest in the 33% ownership interest of INICA in Global Solar Energy LLC. The other 67% owner of Global Solar Energy LLC is Millennium Energy Holdings, Inc. ("Millennium"), a wholly owned subsidiary of UniSource Energy Corporation. Global Solar Energy LLC was established to manufacture and market flexible photovoltaic (PV) modules. The Company's investment with INICA also enabled the Company to acquire interests in other technology ventures with INICA, all of which are owned by Infinite Power Solutions, Inc. INICA owns 33% of Infinite Power Solutions and Millennium owns the other 67%.

                                                  Rentech, Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------



5.    Investment           On September 28, 1999, the Company  issued  3,680,168
      in Dresser           shares of its common  stock for a 5% ownership in the
                           common  stock  of a  privately  held  company  called
                           Dresser Engineers & Constructors,  Inc.  ("Dresser"),
                           and incurred $2,072 in acquisition costs. The Company
                           valued  its   investment  in  Dresser  based  on  the
                           Company's  common stock market value of $1,838,012 at
                           the date of issuance.  During March 2000, the Company
                           paid a deposit of $175,000  plus $2,051 in additional
                           acquisition   costs   to   increase   its   ownership
                           percentage to 10%. On September 28, 2001, the Company and Dresser reached an agreement under which the Company would not acquire the additional ownership interest as the Company would not enter into a license agreement that was both acceptable to Dresser and the Company. The Company and Dresser entered into a $175,000 note receivable along with a personal guarantee from the owner of Dresser for the repayment of the deposit. In addition, Dresser agreed to repay a $16,779 accounts receivable due to the Company. The
                           Company and Dresser entered into a $16,779 note receivable along with a personal guarantee from the owner of Dresser for the repayment of this amount.
                           The note receivables mature on December 31, 2001 and accrues interest at 10% per annum.

                           As of September 30, 2001, the Company determined that its investment in shares of Dresser was impaired. Dresser is a privately owned company. The Company has not been able to obtain adequate information about Dresser's current business to support the existing valuation. Based upon this circumstance and our inability to determine Dresser's liquidity and the state of its progress on its business plans, the Company has recognized a $1,842,135 loss on investment for the year ended September 30, 2001. The Company continues to own the 580,000 shares of the common stock of Dresser, which represent this investment.

6.    Investment           On  January  7,  2000,   the  Company  and   Republic
      in Sand Creek        Financial Corporation ("Republic") through Sand Creek
                           Energy, LLC (SCE) purchased the "Sand Creek" methanol
                           facility  and  all  the  supporting   infrastructure,
                           buildings  and  the  underlying   17-acre  site.  The
                           Company  and  Republic  do not expect to use the Sand
                           Creek plant for commercial production of liquid hydrocarbons. Instead, the Company may use it as a large pilot plant for continuing work with the Rentech GTL Technology, or we may sell some of the assets of SCE (See Note 18).

                                                  Rentech, Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

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

                           For the years ended September 30, 2001 and 2000, the Company has contributed $372,794 and $287,169 to SCE and has recognized $386,047 and $276,585 related to its equity in SCE's losses. As of September 30, 2001 and 2000, the Company had a $69,293 and a $64,246 receivable due from SCE.


                                                  Rentech, Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------




7.    Long-Term            Long-term debt consists of the following:
      Debt
                           September 30,                                           2001          2000
                           ----------------------------------------------------------------------------------

                           Mortgage dated February 8, 1999; monthly
                           principal  and  interest  payments  of  $7,517
                           with interest of 8.25% unpaid principal and
                           accrued    interest   due   March   1,   2029;
                           collateralized by land and building.               $1,064,181      $  977,014

                           Promissory notes dated June 1, 1999; monthly
                           principal  and  interest  payments  of $18,590
                           with interest of 9.75%, unpaid principal and
                           accrued   interest   was  due  July  1,  2001;
                           collateralized    by   assets   of   PML   and
                           guaranteed by the Company.                               --           162,108

                           Mortgages dated August 1, 1997; monthly
                           principal and interest payments of $988 with
                           interest of 9.00%, unpaid principal and
                           accrued   interest   due   August   1,   2001;
                           collateralized by land and building.                     --            62,999

                           Various promissory notes; monthly principal and
                           interest payments of $12,638 with interest of
                           5.9% to 24%, unpaid principal and interest due
                           from March 2, 1997 to July 1, 2005;
                           collateralized by certain fixed assets
                           of the Company.                                       227,455          31,539
                           ----------------------------------------------------------------------------------

                         Total long-term debt                                  1,291,636       1,233,660

                         Less current maturities                                 143,863         243,553
                         ------------------------------------------------------------------------------------

                         Long-term debt, less current maturities              $1,147,773     $   990,107
                         ------------------------------------------------------------------------------------

                                                  Rentech, Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                           Future maturities of long-term debt as of September 30, 2001 are as follows:

                           Year Ending September 30,
                           -----------------------------------------------------

                           2002                                   $      143,863
                           2003                                           66,425
                           2004                                           41,444
                           2005                                           23,380
                           2006                                           14,670
                           Thereafter                                  1,001,854
                           -----------------------------------------------------

                                                                  $    1,291,636
                           -----------------------------------------------------

8.    Stockholders'        Stockholder Rights Plan
      Equity
                           On October 28, 1998, the Company announced the adoption of a Stockholder Rights Plan, intended to protect from unfair or coercive takeover attempts.
                           The Rights become exercisable only if a tender offer is made. The grant of the rights was made to stockholders of records on November 10, 1999.

                           Preferred Stock

                           During fiscal 1998, the Company amended its articles of incorporation authorizing the issuance of 200,000 shares of Series A Convertible Preferred Stock and 800,000 shares of Series B Convertible Preferred Stock.

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

                                                  Rentech, Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

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

                                                  Rentech, Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

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

                           During fiscal 2000, the Company issued 16,666 shares of its Series B Preferred Stock for $166,660 in cash before offering costs of $16,660. The Company recorded a deemed dividend of $20,200 when it issued the Series B Preferred Stock. During fiscal 2000, certain holders of the Series B Preferred Stock converted 126,166 of their shares plus $60,154 in dividends, of which $37,423 were accrued as of September 30, 1999, into 2,338,620 common shares of the Company.

                           During fiscal 2001, the Company issued 116,666 shares of its Series B Preferred Stock for $1,166,668 in cash before offering costs of $122,995. The Company recorded a deemed dividend of $483,599 when it issued the Series B Preferred Stock. During fiscal 2001, certain holders of the Series B Preferred Stock converted 88,888 of their shares plus $33 in dividends into 1,123,376 common shares of the Company.

                           As of September 30, 2001, the 200,000 warrants to purchase Series B Preferred Stock issued in conjunction with the Series A Preferred Stock had all been exercised in accordance with the warrant. Of the additional 600,000 warrants available to the Company, 441,664 had been exercised as of September 30, 2001, leaving 158,336 warrants available for issuance at the option of the Company.

                           The Series B Preferred Stock were not redeemable prior to September 30, 1999. Thereafter, the Company under the sole authority of its board of directors may elect to redeem the Series B Preferred Stock, in whole or in part, for cash equal to $11.50 per share plus any accumulated and unpaid dividends. During fiscal 2000, the Company paid $285,000 in cash in order to redeem 23,832 shares of its Series B Preferred Stock and $46,680 in dividends.

                                                  Rentech, Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                           Common Stock

                           During fiscal 1999, the Company issued 940,110 shares of its common stock upon exercise of 120,500 in stock options and 819,610 in stock warrants for cash proceeds of $262,319.

                           During fiscal 1999, the Company issued 100,000 shares of its common stock with a market value of $50,000 as partial consideration to acquire the net assets of PML.

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

                           On October 12, 1999, the Company began offering for sale its common stock in a private placement memorandum for the purpose of raising $7,500,000. First Union Securities was the placement agent for this offering. The Company offered for sale Units consisting of four shares of its $.01 par value common stock and one redeemable stock purchase warrant for the purchase of one share of common stock. The purchase price was $2.40 per Unit. The warrants entitle investors to purchase one share of the Company's common stock at an exercise price of $1.20 for a period of five years from the date of this memorandum. The warrants may be redeemed for $.05 per warrant by the Company at any time prior to their expiration date upon written notice 30 days in advance to the holders of the warrants if the market price of the common stock exceeds 120% of the exercise price of the warrants for a period of 20 consecutive trading days prior to a call for redemption by the Company, and if the holders do not exercise their warrant during the 30-day period. The holders of shares of common stock, the additional shares of common stock to be issued upon exercise of the warrants and any over-allotment shares were entitled to piggyback registration rights and the provisions of the Company's Stockholder Rights Plan.

                                                  Rentech, Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


                           The Company completed its private placement under this memorandum on January 17, 2000. The Company issued 4,136,667 shares of its common stock for $2,482,000 before offering costs of $328,049.

                           On March 18, 2000, the Company sold 1,000,000 shares of its common stock to Anschutz Investment Company and 1,000,000 additional shares of common stock to Forest Oil Corporation at a price of $.60 per share. In addition, Anschutz Investment and Forest Oil separately purchased options to acquire an additional 3,000,000 shares each, 2,000,000 shares at $1.25 per share exercisable until December 31, 2001, and 1,000,000 shares at $5.00 exercisable until December 31, 2004. The Company received $1,300,000 in cash proceeds from the issuance of common stock and options. Additionally, on March 29, 2000 Anschutz Investment and Forest Oil each received 44,650 in additional options pursuant to an anti-dilution clause included in the option agreement.

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

                           During  fiscal  2000,  the Company  issued  2,324,527
                           shares of its common stock upon the exercise of 2,252,700 in stock options and 71,827 in stock warrants for cash proceeds of $1,022,962.

                           During fiscal 2000, the Company issued 200,000 shares of its common stock with a market value of $400,000 as a part of a deposit, which was used to acquire a majority interest in Ren (see Note 1).

                                                  Rentech, Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                           During fiscal 2000, the Company issued 200,000 shares of its common stock with a market value of $106,240 in payment for director's fees for the fiscal years of 2000 and 2001. For the years ended September 30, 2001 and 2000, the Company has charged $53,120 in both years to expense.

                           During fiscal 2000, the Company issued 60,000 shares of its common stock with a market value of $30,000 as a commission on the acquisition of PML in 1999.

                           During  fiscal  2001,  the Company  issued  2,000,000
                           shares of its common stock for cash proceeds of $1,900,000, net of $103,995 in offering costs.

                           During fiscal 2001, the Company issued 518,027 shares of its common stock upon the exercise of 100,000 in stock options and 418,027 in stock warrants for cash proceeds of $536,000.

                           During fiscal 2001, the Company issued 200,000 shares of its common stock with a market value of $244,000 as a part of a deposit, which was used to acquire a majority interest in REN (see Note 1).

                           Stock Options and Stock Warrants

                           At September 30, 2001, the Company has five stock option plans, which are described below.

                           The Company's board of directors adopted the 1990 Stock Option Plan which allows for the issuance of incentive stock options, within the meaning of the Internal Revenue Code, and other options issued pursuant to the plan that constitute nonstatutory options. Options granted under the 1990 Stock Option Plan are for shares of the Company's $0.01 par value common stock. The Company has reserved 742,280 shares for the 1990 Stock Option Plan and the 1988 Stock Option Plan, which has been rolled into the 1990 plan. At September 30, 2001 and 2000, 570,000 stock options were outstanding under this plan.

                                                  Rentech, Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


                           During 1994, the Company's board of directors adopted the 1994 Stock Option Plan, which allows for the issuance of incentive stock options, within the meaning of Internal Revenue Code. The Company has reserved 300,000 shares of the Company's $0.01 par value common stock for issuance under the plan. At September 30, 2001 and 2000, 180,000 stock options were outstanding under this plan.

                           During 1996, the Company's board of directors adopted the 1996 Stock Option Plan which allows the issuance of incentive stock options, within the meaning of the Internal Revenue Code, and other options pursuant to the plan that constitute nonstatutory options. The Company has reserved 500,000 shares of the Company's $0.01 par value common stock for issuance under the plan. At September 30, 2001 and 2000, 340,000 stock options were outstanding under this plan.

                           During 1998, the Company's board of directors adopted the 1998 Stock Option Plan which allows the issuance of incentive stock options, within the meaning of the Internal Revenue Code, and other options pursuant to the plan that constitute nonstatutory options. The Company has reserved 500,000 shares of the Company's $0.01 par value common stock for issuance under the plan. At September 30, 2001 and 2000, 448,000 and 348,000 stock options were outstanding under this plan.

                           During 2001, the Company's board of directors adopted the 2001 Stock Option Plan which allows the issuance of incentive stock options, within the meaning of the Internal Revenue Code, and other options pursuant to the plan that constitute nonstatutory options. The Company has reserved 500,000 shares of the Company's $0.01 par value common stock for issuance under the plan. At September 30, 2001, 320,000 stock options were outstanding under this plan.

                                                  Rentech, Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


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

                           During February 2000, the Company entered into a consulting agreement with DSN Enterprises Ltd. ("DSN") under which options to purchase 480,000 of the Company's $.01 par value common shares were granted. These options may be exercised between $.575 and $.90 per share through October 9, 2002. The Company recorded the $351,998 fair value of the options to consulting expense in fiscal 2000, and the $114,828 fair value of the options to consulting expense in fiscal 2001.

                           During fiscal 2001, the Company issued options to purchase 55,000 of the Company's $.01 par value common shares in connection with consulting services. These options may be exercised between $1.05 and $1.0625 per share through May 16, 2006. The Company recorded the $42,446 fair value of the options to consulting expense.


                                                  Rentech, Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


                           The following tables summarizes information on stock option and warrant activity:

                                                                   Options                 Warrants
                                                           -------------------------------------------------
                                                              Shares       Weighted   Shares       Weighted
                                                                           Average                 Average
                                                                           Exercise                Exercise
                                                                           Price                   Price
                           ---------------------------------------------------------------------------------
                           Outstanding, October 1, 1998       3,106,200    $    .27   2,336,007    $    .43
                                 Granted                        280,000         .63     750,000        1.00
                                 Exercised                     (120,500)        .23    (819,610)        .28
                                 Cancelled                         --       --       (1,103,050)        .29
                           ---------------------------------------------------------------------------------

                           Outstanding, September 30, 1999    3,265,700         .31   1,163,347        1.04
                                 Granted                      6,711,300        2.36   3,572,200        2.07
                                 Exercised                   (2,252,700)        .45     (71,827)        .26
                                 Cancelled                         --       --         (211,049)        .96
                           ---------------------------------------------------------------------------------

                           Outstanding, September 30, 2000    7,724,300        2.05   4,452,671        1.90
                                 Granted                        770,000        1.05        --       --
                                 Exercised                     (100,000)        .80    (418,027)       1.09
                                 Cancelled                         --       --          (41,667)       1.20
                           ---------------------------------------------------------------------------------

                           Outstanding, September 30, 2001    8,394,300    $   1.97   3,992,977    $   2.00
                           ---------------------------------------------------------------------------------

                           Exercisable, September 30, 2001    8,343,300    $   1.97   3,992,977    $   2.00
                           Exercisable, September 30, 2000    7,652,300    $   2.03   4,452,671    $   1.90
                           Exercisable, September 30, 1999    3,265,700    $    .31   1,163,347    $   1.04

                                                  Rentech, Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------




                                                             Options  Warrants
                           -----------------------------------------------------

                           Weighted average fair value of
                           options and warrants granted
                           during 2001                        $  .86    $  --

                           Weighted average fair value of
                           options and warrants granted
                           during 2000                        $ 1.68     $ 1.49

                           Weighted average fair value of
                           options and warrants granted
                           during 1999                        $  .52     $  .11
                           -----------------------------------------------------

                           The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for the plans. Under APB Opinion 25, when the exercise price of the Company's employee stock options is less than the market price of the underlying stock on the date of grant, compensation cost is recognized.

                           FASB Statement 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), requires the Company to provide pro forma information regarding net loss and net loss per share as if compensation costs for the Company's stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2001, 2000 and 1999, respectively; dividend yield of 0 percent for all years; expected volatility of 90 to 154 percent in 2001, 90 to 99 percent in 2000, and 39 to 43 percent in 1999; risk-free interest rates of
                           4.72 to 6.61 percent in 2001, 5.62 to 6.71 percent in 2000, and 5.16 to 5.62 percent in 1999; and expected lives of 1.63 to 5 years in 2001, 1.79 to 5 years in 2000, and 3 to 5 years in 1999 for the Plans and stock awards.


                                                  Rentech, Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


                           Under the accounting provisions for SFAS No. 123, the Company's net loss and net loss per share would have been increased by the pro forma amounts indicated below:

                           Year Ended September 30,                 2001             2000             1999
                           ------------------------------------------------------------------------------------
                           Loss applicable to common stock:
                                 As reported                  $  (7,254,306)   $  (4,189,006)   $  (3,974,593)
                                 Pro forma                    $  (7,735,772)   $  (4,275,273)   $  (4,112,355)
                            Loss per common share:
                                 As reported                  $        (.11)   $        (.07)   $        (.09)
                                 Pro forma                    $        (.12)   $        (.07)   $        (.09)
                           ------------------------------------------------------------------------------------


                                                  Rentech, Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


                           The following information summarizes stock options outstanding and exercisable at September 30, 2001:

                                                     Outstanding                    Exercisable
                                         -----------------------------------   ----------------------

                                                       Weighted
                                                        Average
                                                       Remaining    Weighted                 Weighted
                           Range of                   Contractual   Average                  Average
                           Exercise        Number       Life in     Exercise     Number      Exercise
                            Prices       Outstanding     Years       Price     Exercisable    Price
                           --------------------------------------------------------------------------

                           $.19-$.25       602,000         .38      $    .21     602,000     $    .21
                           $.30            466,000         .97           .30     466,000          .30
                           $.63-$.90       795,000        2.04           .71     795,000          .71
                           $1.05-$1.09     670,000        4.46          1.07     670,000         1.07
                           $1.25-$1.78   3,789,534         .30          1.26   3,759,534         1.25
                           $1.93            42,000        3.65          1.93      21,000         1.93
                           $5.00         2,029,766        1.25          5.00   2,029,766         5.00
                           --------------------------------------------------------------------------

                           $.19-$5.00    8,394,300        1.08      $   1.97   8,343,300     $   1.97
                           ----------------------------------------------------------------------------


                                                  Rentech, Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


                           The following information summarizes stock warrants outstanding and exercisable at September 30, 2001:

                                                      Outstanding                    Exercisable
                                         -----------------------------------   ----------------------

                                                       Weighted
                                                        Average
                                                       Remaining    Weighted                 Weighted
                           Range of                   Contractual   Average                  Average
                           Exercise        Number       Life in     Exercise     Number      Exercise
                            Prices       Outstanding     Years       Price     Exercisable    Price
                           --------------------------------------------------------------------------
                           $.30            104,944         .43      $  .30       104,944     $   0.30
                           $.66             71,366        3.29         .66        71,366         0.66
                           $1.00-$1.25   1,375,000         .37        1.16     1,375,000         1.16
                           $1.64-$2.64   2,441,667        1.51        2.58     2,441,667         2.58
                           --------------------------------------------------------------------------

                           $.30-$2.64    3,992,977        1.12      $ 2.00     3,992,977     $   2.00
                           --------------------------------------------------------------------------

                                                  Rentech, Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

9.    Commitments          Employment Agreements
      and Contingencies

                           The Company has entered into various employment agreements with four of its officers that extend from January 1, 2002 to March 31, 2002. In the event that the Company terminates an officer's employment for any other reason other than for cause, the Company shall pay the officer his compensation for the remainder of the term or one year which ever is more. In addition, the Company has employment agreements with three other officers with expiration dates from March 31, 2002 through August 31, 2004. These three employment agreements with the other officers provide for various settlements upon terminate of employment. One employment agreement indicates that no additional obligation exists upon termination of employment unless it is related to the event of death, then the Company shall continue to pay the employee's estate the employee's salary for the remainder of the term. The second employment agreement indicates that in the event that the Company terminates the officer's employment for any other reason other than for cause, the Company shall pay the officer his compensation for the remainder of the term. The third employment agreement indicates that if the officer's employment with the Company terminates for any reason, the officer will receive twelve months of compensation in addition to any accrued vacation. The employment agreements set forth annual compensation to the eight officers of between $52,000 and $190,000 each. Compensation is adjusted annually based on the cost of living index.

                           Retirement Plans

                           During 1990, the Company adopted a non-qualified profit sharing plan for the benefit of all employees. The profit sharing plan was administered by a committee appointed by the Company's board of directors. The profit sharing plan allowed for current year bonuses of up to five percent of audited pre-tax earnings before depreciation, amortization and extraordinary income, if adjusted earnings for the preceding year exceeds $500,000. No distributions have been granted since the inception of the plan. In March 2001, the board of directors terminated this plan.

                                                  Rentech, Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                           On January 1, 1998, the Company established a 401(k) plan. Employees who are at least 21 years of age are eligible to participate in the plan and share in the employer matching contribution. The employer is currently matching 75% of the first 6% of the participant's salary deferrals. All participants who have completed 1,000 hours of service and who are employed on the last day of the plan year are eligible to share in the non-matching employer contributions. Employer matching and non-matching contributions vest immediately in years in which the plan is not top heavy. During years in which the plan is top heavy, employer matching and non-matching contributions vest 100% after three years of service. The Company contributed $120,238, $26,421 and $35,265 to the plan for the years ended September 30, 2001, 2000, and 1999.

                           Operating Leases

                           The Company leases office space under a noncancellable operating lease, which expires October 31, 2003, with a renewal option for an additional five years. The Company also leases office and warehouse space for its Okon operation, under a lease, which expires during March 2005. The Company also has various operating leases, which expire through August 2004.

                           Future minimum lease payments as of September 30, 2001 are as follows:


                           Year Ending September 30,
                           -----------------------------------------------------





                           2002                                   $      253,600
                           2003                                          226,900
                           2004                                          104,500
                           2005                                           40,000
                           -----------------------------------------------------
                           Total                                  $      625,000
                           -----------------------------------------------------

                                                  Rentech, Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                           Total lease expense for the years ended September 30, 2001, 2000, and 1999 was approximately $267,000,
                           $259,000, and $156,000.

                           The Company leases a portion of its building located in Denver, Colorado, to a third party. The Company accounts for this lease as an operating lease. The lease expires on April 30, 2003. The future minimum lease payment receivable under this non-cancelable leasing arrangement as of September 30, 2001 is as follows:

                           Year Ending September 30,
                           -----------------------------------------------------
                           2002                                   $       86,000
                           2003                                           51,000
                           -----------------------------------------------------
                           Total                                  $      137,000
                           -----------------------------------------------------

                           Litigation

                           The Company's subsidiary, Ren, is involved in a lawsuit with a customer. In the opinion of management the outcome of that lawsuit will not materially affect the financial position, results of operations, or cash flows of the Company.

                                                  Rentech, Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


10.   Costs and            The  costs  and   estimated   earnings   relating  to
      Estimated            uncompleted contracts are summarized as follows:
      Earnings on
      Uncompleted          September 30,                                   2001
      Contracts            -----------------------------------------------------




                           Costs incurred on uncompleted
                             contracts                           $      484,065
                           Estimated earnings                           164,488
                           -----------------------------------------------------
                           Total costs incurred and
                             estimated earnings                         648,553
                           Less billings to date                        706,463
                           -----------------------------------------------------
                                                                 $      (57,910)
                           ----------------------------------------------------

                           Included in the accompanying balance sheet as of September 30, 2001 under the following captions:

                           September 30,                                   2001
                           -----------------------------------------------------
                           Costs and estimated earnings          $       73,020
                               in excess of billings on
                               uncompleted contracts

                           Billings in excess of costs and
                               estimated earnings on
                               uncompleted contracts                   (130,930)
                           -----------------------------------------------------
                                                                 $      (57,910)
                           -----------------------------------------------------

                           There were no amounts included in accounts receivable at September 30, 2001 for amounts billed but not collected in accordance with retainage provisions of contracts.


                                                  Rentech, Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

11.   Income               There was no provision for income taxes  required for
      Taxes                the years ended  September 30, 2001,  2000,  and 1999
                           due to operating  losses in those years. At September
                           30, 2001,  the Company had  available  net  operating
                           loss carry forwards of approximately  $20,280,000 for
                           tax  reporting  purposes.  The  operating  loss carry
                           forwards  expire  through 2021.  These carry forwards
                           are  subject  to various  limitations  imposed by the
                           rules  and   regulations  of  the  Internal   Revenue
                           Service.

                           There  were  no  tax  benefits   established  in  the
                           statements of operations  since the Company has a 100
                           percent  valuation  allowance  for the tax benefit of
                           net deductible  temporary  differences  and operating
                           loss  carry  forwards.  Management  is  not  able  to
                           determine  if it is more  likely  than  not  that the
                           deferred tax assets will be realized. The Company has
                           deferred  tax  assets  with a 100  percent  valuation
                           allowance  at  September  30, 2001 and 2000.  The tax
                           effect on the components is as follows:

                           September 30,                              2001         2000
                           -----------------------------------------------------------------

                           Net operating loss carry forwards       $ 7,613,000  $ 5,866,000
                           Capital loss carry forwards                    --         57,000
                           Acruals for financial statement
                              purposes not allowed for income
                              taxes - cash basis                       201,000       11,000
                           Basis difference in investment
                              in dresser                               691,000         --
                           Basis difference in capitalized
                              software                                (267,000)        --
                           Basis difference in other intangible
                              assets                                   163,000         --
                           Basis difference relating to
                              licensed technology                      444,000      396,000
                           Basis difference in property and
                              equipment                               (218,000)    (115,000)
                           Basis difference in other assets              3,000      (28,000)
                           Basis difference in goodwill                213,000       18,000
                           Basis difference in technology
                              rights                                    16,000       11,000
                           Basis difference relating to
                              Synhytech plant held for sale             75,000       75,000
                           Basis difference in other accruals             --          9,000
                           Basis difference in investment in
                              Sand Creek                                84,000       31,000
                           -----------------------------------------------------------------
                                                                     9,018,000    6,331,000
                          Valuation allowance                       (9,018,000)  (6,331,000)
                          ------------------------------------------------------------------
                                                                   $      --    $      --
                          ------------------------------------------------------------------


                                                  Rentech, Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                           A reconciliation of the income taxes at the federal statutory rate to the effective tax rate is as follows:

                           Year Ended September 30,                2001           2000           1999
                           ------------------------------------------------------------------------------

                           Federal income tax benefit
                              computed at the Federal
                              statutory rate                   $(2,281,000)   $(1,394,000)   $(1,171,000)
                           State income tax benefit net of
                              Federal benefit                     (235,000)      (143,000)       (59,000)
                           Purchase price adjustment
                              not effecting net loss              (359,000)          --             --
                           Other - permanent differences           188,000         83,000         10,000
                           Change in valuation allowance         2,687,000      1,454,000      1,220,000
                                                                                             -----------

                           Income tax benefit                  $      --      $      --      $      --
                           ------------------------------------------------------------------------------


12.   Supplemental         Year Ended September 30,                2001           2000           1999
      Data to              ------------------------------------------------------------------------------
      Statements of
      Cash Flows           Cash payments for interest          $    107,628   $   136,833   $     75,934
                           ------------------------------------------------------------------------------

                                                  Rentech, Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


                           The following tables summarize the purchase price and the cash used as well as the non-cash activity to acquire the 56% interest in Ren (see Note 1).

                           Working capital other than cash acquired  $  591,351
                           Property and equipment                       378,429
                           Capitalized software                          96,081
                           Goodwill                                     504,814
                           Production backlog                           166,117
                           Non-compete agreement                        162,500
                           Acquired debt                               (153,234)
                           Minority interest                           (331,342)
                           -----------------------------------------------------

                           Total purchase price                       1,414,716
                           Less cash acquired                           (21,099)
                           -----------------------------------------------------

                           Total purchase price net of cash acquired $1,393,617
                           -----------------------------------------------------

                           The Company incurred the following in satisfaction of the $1,414,716 purchase price:

                           Issued 200,000 shares of its common
                               stock in fiscal 2000 at a
                               market price of $2 per share
                               for a deposit on business
                               acquisition                            $  400,000
                           Issued 200,000 shares of its common
                              stock in fiscal 2001 at a
                              market price of $1.22 per share
                              for a deposit on business
                              acquisition                                244,000
                           Converted notes receivable and interest
                             receivable due from Ren                     690,604
                           Paid cash                                      50,000
                           Incurred acquisition costs                     30,112
                                                                      ----------
                           Total purchase price                       $1,414,716
                                                                      ----------


                                                  Rentech, Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


                           Excluded  from the  statements  of cash flows for the
                           years ended  September 30, 2001,  2000, and 1999 were
                           the  effects  of  certain   noncash   investing   and
                           financing activities as follows:

                           Year Ended September 30,              2001         2000         1999
                           -----------------------------------------------------------------------
                           Issuance of common stock from
                               conversion of preferred
                               stock and dividends            $  888,888   $1,261,660   $2,359,345
                           Issuance of common stock for
                               deposit on potential
                              business acquisition            $  244,000   $  400,000   $     --
                           Purchase of fixed assets
                              financed with long-term debt    $  115,237   $     --     $     --
                           Issuance of convertible
                               preferred stock for stock
                              subscription receivable         $  250,000   $     --     $     --
                           Decrease in other receivables in
                               consideration of a note
                              receivable                      $   16,779   $     --     $     --
                           Decrease in deposit for an
                               additional investment in
                               Dresser in consideration of
                              a note receivable               $  175,000   $     --     $     --
                           Decrease in interest receivable
                               on the note receivable due
                               from Ren in consideration
                               for the business acquisition
                              of Ren                          $   45,891   $     --     $     --


                                                  Rentech, Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


                           Year Ended September 30,                 2001         2000         1999
                           --------------------------------------------------------------------------
                           Issuance of common stock for
                               unearned compensation          $        --     $   49,829   $     --
                           Issuance of common stock for
                              prepaid expense and services    $        --     $   53,120   $   62,500
                           Issuance of common stock for
                              Investment in Dresser           $        --     $     --     $1,838,012
                           Issuance of common stock for
                              acquisition of business         $        --     $   30,000   $   50,000
                           Issuance of stock warrants for
                              prepaid expenses                $        --     $     --     $   81,143
                           Issuance of stock options for
                              services                        $        --     $  351,998   $    7,152
                           Increase in accrued dividends      $        --     $     --     $    3,075
                           Purchase of land and building
                               financed with mortgage
                              payable                         $        --     $     --     $  989,100
                           Long-term debt issued in
                               connection with the business
                              acquisition                     $        --     $     --     $  605,000
                           Long-term debt issued in
                               connection with the business
                               acquisition                    $        --     $     --     $  154,250
                           --------------------------------------------------------------------------

                                                  Rentech, Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


13.   Segment              The  Company  operates in four  business  segments as
      Information          follows:

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

                                    o        Paints - The  Company  manufactures
                                             and distributes water-based stains,
                                             sealers and coatings.

                                    o        Oil and gas  field  services  - The
                                             Company  is  in  the   business  of
                                             logging  the  progress  of drilling
                                             operations  for  the  oil  and  gas
                                             industry.

                                    o        Industrial automation systems - The
                                             Company  is  in  the   business  of
                                             manufacturing               complex
                                             microprocessor           controlled
                                             industrial    automation    systems
                                             primarily   for  the  fluid   power
                                             industry.

                           The Company's reportable operating segments have been determined in accordance with the Company's internal management structure, which is organized based on operating activities. The accounting policies of the operating segments are the same as those described in the summary of accounting policies. The Company evaluates performance based upon several factors, of which the primary financial measure is segment-operating income.


                                                  Rentech, Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


                           September 30,                                          2001           2000           1999
                           --------------------------------------------------------------------------------------------

                           Revenues:
                                 Alternative fuels                            $ 2,574,431    $ 1,139,059    $   624,624
                                 Paints                                         2,367,689      2,096,159      1,960,764
                                 Oil and gas field services                     3,031,139      1,831,389        295,512
                                 Industrial automation systems                    193,317           --             --
                           --------------------------------------------------------------------------------------------
                                                                              $ 8,166,576    $ 5,066,607    $ 2,880,900
                           --------------------------------------------------------------------------------------------

                           Operating income (loss):
                                 Alternative fuels                            $(4,940,020)   $(4,047,295)   $(3,556,908)
                                 Paints                                            66,387        232,685        195,018
                                 Oil and gas field services                       378,036         10,221        (80,502)
                                 Industrial automation systems                    (81,982)          --             --
                           --------------------------------------------------------------------------------------------
                                                                              $(4,577,579)   $(3,804,389)   $(3,442,392)
                           --------------------------------------------------------------------------------------------

                           Depreciation and amortization:
                                 Alternative fuels                            $   710,366    $   390,827    $   348,002
                                 Paints                                           115,309        108,151        105,594
                                 Oil and gas field services                       122,322        113,009         35,117
                                 Industrial automation systems                     35,161           --             --
                           --------------------------------------------------------------------------------------------
                                                                              $   983,158    $   611,987    $   488,713
                           --------------------------------------------------------------------------------------------

                           Equity in net loss of investees-
                                 Alternative fuels                            $   386,047    $   276,585    $      --
                           --------------------------------------------------------------------------------------------

                           Expenditures for additions of long-lived assets:
                                 Alternative fuels                            $   355,016    $ 1,158,997    $ 2,031,828
                                 Paints                                            18,291         46,603          9,481
                                 Oil and gas field services                       404,167        146,371      1,385,185
                                 Industrial automation systems                  1,322,083           --             --
                           --------------------------------------------------------------------------------------------
                                                                              $ 2,099,557    $ 1,351,971    $ 3,426,494
                           --------------------------------------------------------------------------------------------


                                                  Rentech, Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


                           September 30,                                 2001            2000           1999
                           ------------------------------------------------------------------------------------
                           Investment in equity method investees-
                                 Alternative fuels                  $     (2,669)   $     10,584   $       --
                           ------------------------------------------------------------------------------------

                           Total assets:
                                 Alternative fuels                  $  9,828,467    $ 13,328,647   $ 10,232,431
                                 Paints                                1,518,186       1,474,744      1,489,599
                                 Oil and gas field services            2,267,524       1,659,201      1,487,951
                                 Industrial automation systems         2,501,278            --             --
                           ------------------------------------------------------------------------------------
                                                                    $ 16,115,455    $ 16,462,592   $ 13,209,981
                           ------------------------------------------------------------------------------------


14.   Significant          As of September 30, 2001, two customers accounted for
      Customers            19% and 15% of total accounts  receivable and for the
                           year  ended  September  30,  2001,   three  customers
                           accounted for 21%, 13% and 12% of total revenues.  As
                           of September 30, 2000,  two  customers  accounted for
                           31% and 15% of total accounts  receivable and for the
                           year  ended  September  30,  2000,   three  customers
                           accounted for 20%, 17% and 16% of total revenues. As of September 30, 1999, two customers accounted for 26% and 12% of accounts receivable and for the year ended September 30, 1999, three customers accounted for 29%, 19% and 17% of total revenues.


                                                  Rentech, Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

15.   Valuation and                                            Balance at                Deductions
      Qualifying                                              Beginning of  Charged to   and Write-     Balance at End
      Accounts                                                 Period        Expense        Offs          of Period
                           --------------------------------------------------------------------------------------------------
                           Year Ended September 30, 2001
                           Allowance for doubtful accounts   $  171,606        2,925     (167,206)      $    7,325
                           Deferred tax valuation account    $6,331,000    2,687,000         --         $9,018,000

                           Year Ended September 30, 2000
                           Allowance for doubtful accounts   $  169,206        2,400         --         $  171,606
                           Deferred tax valuation account    $4,877,000    1,454,000         --         $6,331,000

                           Year Ended September 30, 1999
                           Allowance for doubtful accounts   $  169,006        3,016       (2,816)      $  169,006
                           Deferred tax valuation account    $3,657,000    1,220,000         --         $4,877,000
                           --------------------------------------------------------------------------------------------------

 16.  Contract             On  January  18,  2001,  the  Company  was  granted a
      Liability            services  contract by the Wyoming  Business  Council,
                           Energy Section, Investment Ready Communities Division
                           ("WBC").  Under the  contract,  Rentech  will receive
                           $800,000   to   finance  a   Gas-to-Liquids   ("GTL")
                           feasibility  study within the State.  The WBC funding
                           will be used to evaluate two  potential  GTL projects
                           utilizing    Rentech's   patented   and   proprietary
                           Fischer-Tropsch  Gas-to-Liquids  technology.  Phase I
                           involves  studying the  feasibility of retrofitting a
                           portion of an existing  methanol facility in Wyoming.
                           Phase II  entails  the  study of the  feasibility  of
                           constructing a separate  greenfield plant at the same
                           site.   Rentech   estimates   that   it   will   take
                           approximately  six to nine  months  to  complete  the
                           study.  If  the  Company  determines  that  it is not
                           feasible  to  proceed  with the  conversation  of the
                           facility,  the  Company  will  repay the grant at the
                           rate of 120% of the original  $800,000 for a total of
                           $960,000  over a  period  of time not to  exceed  six
                           years.  The  repayment  will  be from a 5%  share  of
                           royalties from the conversion of methanol  facilities
                           to Rentech GTL  technology  worldwide any time in the
                           future.  If the Company  chooses to proceed  with the
                           conversation and/or purchase of the methanol facility
                           in Wyoming,  the Company  will repay WBC the $800,000
                           at  financing  for  conversion  of the  facility.  In
                           addition,  the Company  will provide to WBC a royalty
                           of  $.15/barrel  of  Rentech  Fisher  Tropsch  liquid
                           produced  from  the  facility  after   conversion  is
                           complete  using  the  Rentech  GTL  technology.   The
                           royalty will be paid for the first four years of

                                                  Rentech, Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
                           commercial operation of the facility. On February 9, 2001, the Company received the first $750,000 payment as per the terms of the contract. The payment is recorded as a current contract liability. For the year ended September 30, 2001, the Company incurred $560,608 in research and development costs under this contract. These costs are reflected in cost of sales on the consolidated statement of operations.

17.   Related Party        For the year ended  September  30, 2001,  the Company
      Transactions         incurred $26,995 in consulting  services,  which were
                           paid to a director of the Company.

                           As of September 30, 2001, the Company owes an officer of the Company $30,600. This payable does not bear interest and is due upon demand.

18.   Subsequent           On October 23, 2001,  the Company  received  approval
      Events               for a $1,000,000 line of credit with Premier Bank for
                           use to fund the Caterpillar, Inc. sales orders of Ren
                           Corporation. The line of credit bears interest at the
                           Wall  Street   Journal   prime  rate  plus  1.5%  and
                           repayments of principal are tied to the receipt of accounts receivable from Caterpillar, Inc. The line of credit will be collateralized by $500,000 of cash to be held on deposit with the bank.

                           During October and November 2001, the Company issued 50,000 shares of its Series B Preferred Stock for $500,000 in cash before offering costs of $25,000. The Company recorded a deemed dividend of $136,932 when it issued the Series B Preferred Stock.

                           During October and November 2001, certain holders of the Series B Preferred Stock converted 77,778 of their shares plus dividends into 1,591,593 common shares of the Company.

                           During December 2001, the Company issued 340,000 shares of its common stock upon exercise of stock options for cash proceeds of $63,750.

                           On November 9, 2001, SCE entered into an option agreement under which certain equipment and systems of the facility would be sold for $2,000,000. SCE received $10,000 in consideration of the option, which expires in May 2002, and can be extended to November 2002. If the right to purchase is exercised, the Company would retain the site, with its railroad spur, buildings and other facilities. In the event of a sale of the plant, the Company presently expect to sell or lease all or part of the site and the remaining facilities.