Form 10-Q
period 2001-12-31
RENTECH INC /CO/
filed 2002-02-14
CIK 868725

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2001

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

     The number of shares outstanding of each of the issuer's classes of common equity, as of February 11, 2002: common stock - 69,273,724.

                                  RENTECH, INC.
                           FORM 10-Q QUARTERLY REPORT
                          FIRST QUARTER OF FISCAL 2002

                                Table of Contents

                   PART I - FINANCIAL INFORMATION (UNAUDITED)

Item 1.  Consolidated Financial Statements:

            Consolidated Balance Sheets as of December 31, 2001
            and September 30, 2001.............................................4

            Consolidated Statements of Operations for the three
            months ended December 31, 2001 and 2000............................6

            Consolidated Statement of Stockholders' Equity for
            the three months ended December 31, 2001...........................7

            Consolidated Statements of Cash Flows for the three
            months ended December 31, 2001 and 2000............................9

            Notes to the Consolidated Financial Statements....................10

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations...............................20

Item 3.  Quantitative and Qualitative Disclosures about Market Risk...........27


                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.....................................................28

Item 2. Changes in Securities and Use of Proceeds.............................28

Item 3. Defaults Upon Senior Securities - None................................28

Item 4. Submission of Matters to a Vote of Security Holders - None............28

Item 5. Other Information - None..............................................28

Item 6. Exhibits and Reports on Form 8-K......................................28

(a)      Exhibits - None
(b)      Form 8-K

Signatures....................................................................29

                           FORWARD-LOOKING STATEMENTS


         This report contains forward-looking statements within the meaning of the federal securities laws, as well as historical and current facts. These forward-looking statements include those relating to the Rentech GTL Technology; the continued development of the Rentech GTL Technology to increase its economic efficiency and use; market acceptance of the technology; ability to obtain financing for plants using the Rentech GTL Technology; ability to economically construct or retrofit these plants; the timing by which plants may be constructed and begin production; ability to obtain low-cost feedstocks and to economically operate the plants; successful operation of the plants; the market value and acceptance of the liquid hydrocarbon products; revenues from the Rentech GTL Technology; market acceptance of and the anticipated revenues from the stains and sealers produced by Okon, Inc. (Okon); the market demand and anticipated revenues from the mud logging services provided by Petroleum Mud Logging, Inc. (PML); the ability of REN Corporation (REN) to complete its sales orders; ability to obtain needed capital; and statements about business strategies, future growth, operations and financial results. These statements often can be identified by the use of terms such as "may," "will," "should," "expect," "believe," "anticipate," "estimate," "intend," "plan," "project," "approximate" or "continue," or the negative thereof. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we caution readers not to place undue reliance on any forward-looking statements. Those statements represent our best judgment as to what may occur in the future. Forward-looking statements, however, are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. Important factors that could cause actual results to differ from those reflected in the forward-looking statements include the risks of overruns in costs of constructing, retrofitting and operating commercial plants using the Rentech GTL Technology, problems with mechanical systems in the plants that are not directly related to the Rentech GTL Technology, dangers associated with construction and operation of gas processing plants like those using the Rentech GTL Technology, risks inherent in making investments and conducting business in foreign countries, protection of intellectual property rights, competition, difficulties in implementing our business strategies, and other risks described in this report.

         As used in this Quarterly Report on Form 10-Q, the terms "we," "our" and "us" mean Rentech, Inc., a Colorado corporation and its subsidiaries, unless the context indicates otherwise.


RENTECH, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
                                                                       December 31,
                                                                         2001          September 30,
                                                                       (Unaudited)         2001
=====================================================================================================
Assets

Current assets
              Cash and cash equivalents                                $   323,872       $   893,452
              Accounts receivable, net of $7,325
                 allowance for doubtful accounts                         1,052,676         1,745,838
              Costs and estimated earnings in excess of billings           115,868            73,020
              Stock subscription receivable                                   --             250,000
              Note receivable                                                 --             191,779
              Other receivables                                             58,116            52,706
              Receivable from related party                                 65,094            69,293
              Inventories                                                  777,235           738,238
              Prepaid expenses and other current assets                    549,612           309,064
----------------------------------------------------------------------------------------------------
Total current assets                                                     2,942,473         4,323,390
----------------------------------------------------------------------------------------------------

Property and equipment, net of accumulated depreciation
             and amortization of $1,060,598 and $931,330                 4,345,751         4,388,776
----------------------------------------------------------------------------------------------------

Other assets
              Licensed technology, net of accumulated
                 amortization of $1,906,402 and $1,848,747               1,524,746         1,582,402
              Capitalized software costs, net of accumulated
                 amortization of $316,053 and $236,429                     631,639           711,263
              Goodwill, net of accumulated amortization
                 of $400,599 as of September 30, 2001                    1,511,368         1,511,368
              Production backlog, net of accumulated amortization
                 of $69,633 and $27,762                                     96,484           138,355
              Non-compete agreement, net of accumulated amortization
                 of $13,623 and $5,432                                     148,876           157,069
              Investment in INICA, Inc.                                  3,079,107         3,079,107
              Technology rights, net of accumulated
                 amortization of $122,351 and $115,098                     165,394           172,648
              Deposits and other assets                                     51,077            51,077
----------------------------------------------------------------------------------------------------

Total other assets                                                       7,208,691         7,403,289
----------------------------------------------------------------------------------------------------

Total assets                                                           $14,496,915       $16,115,455
=====================================================================================================

See notes to the consolidated financial statements.


RENTECH, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (continued)
                                                                           December 31,
                                                                               2001       September 30,
                                                                           (Unaudited)         2001
=======================================================================================================
Liabilities and Stockholders' Equity

Current liabilities
   Accounts payable                                                       $    837,648    $    883,255
   Billings in excess of costs and estimated earnings                          102,318         130,930
   Payable to related party                                                       --            30,600
   Accrued payroll                                                             492,753         536,530
   Accrued liabilities                                                         383,720         436,017
   Contract liability                                                             --           750,000
   Current portion of long-term debt                                           305,327         143,863
-------------------------------------------------------------------------------------------------------
Total current liabilities                                                    2,121,766       2,911,195
-------------------------------------------------------------------------------------------------------

Long-term liabilities
   Long-term debt, net of current portion                                    1,129,762       1,147,773
   Lessee deposits                                                               7,485           7,485
   Investment in Sand Creek                                                     20,695           2,669
-------------------------------------------------------------------------------------------------------
Total long-term liabilities                                                  1,157,942       1,157,927
-------------------------------------------------------------------------------------------------------

Total liabilities                                                            3,279,708       4,069,122
-------------------------------------------------------------------------------------------------------

Minority interest                                                              242,599         309,632

Commitments and contingencies

Stockholders' equity
   Series B convertible preferred stock - $10 par value; 800,000 shares
     authorized; 691,664 shares issued and converted, none outstanding            --           277,780
   Series C participating preferred stock - $10 par value; 500,000
     shares authorized; no shares issued or outstanding                           --              --
   Common stock - $.01 par value; 100,000,000 shares
     authorized; 68,597,224 and 66,665,631 shares
     issued and outstanding                                                    685,970         666,653
   Additional paid-in capital                                               37,181,775      36,384,562
   Unearned compensation                                                       (15,038)        (21,266)
   Accumulated deficit                                                     (26,878,099)    (25,571,028)
-------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                  10,974,608      11,736,701
-------------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                                $ 14,496,915    $ 16,115,455
=======================================================================================================

See notes to the consolidated financial statements.

RENTECH, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)

                                                       Three Months Ended
                                                           December 31,
                                                       2001            2000
==============================================================================

Revenues:
        Product sales                             $    389,665    $    461,902
        Service revenues                             2,061,789         990,915
        Royalty income                                  60,000          60,000
------------------------------------------------------------------------------
Total revenues                                       2,511,454       1,512,817
------------------------------------------------------------------------------

Cost of sales:
        Product costs                                  204,637         243,173
        Service costs                                  989,718         800,024
        Research and development contract costs        125,000            --
------------------------------------------------------------------------------
Total costs of sales                                 1,319,355       1,043,197
------------------------------------------------------------------------------

Gross profit                                         1,192,099         469,620

Operating expenses:
        General and administrative expense           2,008,064       1,544,651
        Depreciation and amortization                  292,424         142,775
        Research and development                       155,301          38,132
------------------------------------------------------------------------------
Total operating expenses                             2,455,789       1,725,558
------------------------------------------------------------------------------

Loss from operations                                (1,263,690)     (1,255,938)

Other income (expense):
        Equity in loss of investee                     (86,966)        (93,470)
        Interest income                                  5,703          35,082
        Interest expense                               (30,351)        (26,948)
        Gain on disposal of fixed assets                 1,200            --
------------------------------------------------------------------------------
Total other income (expense)                          (110,414)        (85,336)
------------------------------------------------------------------------------
Minority interest in subsidiary's net loss              67,033            --
------------------------------------------------------------------------------
Net loss                                            (1,307,071)     (1,341,274)
------------------------------------------------------------------------------

Dividends on preferred stock                           136,932           2,533
------------------------------------------------------------------------------

Loss applicable to common stock                   $ (1,444,003)   $ (1,343,807)
------------------------------------------------------------------------------

Basic and diluted weighted average
number of common shares outstanding                 67,842,843      63,229,373
------------------------------------------------------------------------------

Per share loss:
        Basic and diluted                         $      (0.02)   $      (0.02)
==============================================================================
See notes to consolidated financial statements.



RENTECH, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity
For the Three Months Ended December 31, 2001 (Unaudited)

                                                                   Convertible
                                                                 Preferred Stock                  Common Stock          Additional
                                                                   Series B                                  Par         Paid-in
                                                              Shares       Amount            Shares         Value        Capital
====================================================================================================================================
Balance, October 1, 2001                                      27,778    $    277,780      66,665,631   $    666,653   $ 36,384,562

Common stock issued for options                                 --              --           340,000          3,400         60,350
     and warrants exercised
Preferred stock issued for cash, net of
     offering costs of $25,000                                50,000         500,000            --             --          (25,000)
Common stock issued for conversion of
     preferred stock                                         (77,778)       (777,780)      1,591,593         15,917        761,863
Deemed dividends on convertible
      preferred stock of $136,932                               --              --              --             --             --
Options granted/earned for services                             --              --              --             --             --
Net loss for the three months ended December 31, 2001           --              --              --             --             --
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001 (unaudited)                          --      $       --        68,597,224   $    685,970   $ 37,181,775
===================================================================================================================================

See notes to the consolidated financial statements.


RENTECH, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity
For the Three Months Ended December 31, 2001 (Unaudited) continued



                                                                                          Total
                                                          Unearned      Accumulated   Stockholders'
                                                         Compensation     Deficit        Equity
===================================================================================================
Balance, October 1, 2001                                 $  (21,266)   $ (25,571,028)  $ 11,736,701

Common stock issued for options
     and warrants exercised                                    --               --           63,750
Preferred stock issued for cash, net of
     offering costs of $25,000                                 --               --          475,000
Common stock issued for conversion of
     preferred stock                                           --               --             --
Deemed dividends on convertible
      preferred stock of $136,932                              --               --             --
Options granted/earned for services                           6,228             --            6,228
Net loss for the three months ended December 31, 2001          --        (1,307,071)     (1,307,071)
----------------------------------------------------------------------------------------------------
Balance, December 31, 2001 (unaudited)                   $  (15,038)   $ (26,878,099)  $ 10,974,608
===================================================================================================

See notes to the consolidated financial statements.


RENTECH, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows  (Unaudited)

For the Three Months Ended December 31,                     2001           2000
===================================================================================
Operating activities:
Net loss                                                $(1,307,071)   $(1,341,274)
Adjustments to reconcile net loss to net cash
 used in operating activities:
Depreciation                                                133,268         73,778
Amortization                                                194,598        111,076
Bad debt expense                                            191,779           --
Stock options and warrants issued for services                6,228        163,499
Equity in loss of investee                                   86,966         93,470
Gain on disposal of fixed assets                             (1,200)          --
Minority interest in net loss of subsidiary                 (67,033)          --
Revenue recognized from contract liability                 (750,000)          --
Changes in operating assets and liabilities:
Accounts receivable                                         693,162          1,671
Costs and estimated earnings in excess of billings          (42,848)          --
Other receivables and receivable from related party          (1,211)        19,906
Inventories                                                 (38,997)       (22,910)
Prepaid expenses and other current assets                     6,205       (165,383)
Accounts payable                                            (45,607)        88,609
Billings in excess of costs and estimated earnings          (28,612)          --
Accrued liabilities and accrued payroll                     (57,830)       241,051
-----------------------------------------------------------------------------------

Net cash used in operating activities                    (1,028,203)      (736,507)
-----------------------------------------------------------------------------------

Investing activities:
Purchase of property and equipment                          (90,243)       (68,252)
Proceeds from disposal of fixed assets                        1,200           --
Cash used in purchase of investments                        (68,940)       (75,699)
-----------------------------------------------------------------------------------

Net cash used in investing activities                      (157,983)      (143,951)
-----------------------------------------------------------------------------------

Financing activities:
Proceeds from issuance of convertible preferred stock       500,000        444,444
Proceeds from issuance of common stock                       25,506        521,000
Proceeds from stock subscription receivable                 250,000           --
Payment of offering costs                                   (25,000)      (125,112)
Payments on related party payable                           (30,600)          --
Payments on long-term debt and notes payable               (103,300)      (116,889)
-----------------------------------------------------------------------------------

Net cash provided by financing activities                   616,606        723,443
-----------------------------------------------------------------------------------

Decrease in cash and cash equivalents                      (569,580)      (157,015)
Cash and cash equivalents,
        beginning of period                                 893,452      1,516,815
-----------------------------------------------------------------------------------

Cash and cash equivalents,
        end of period                                   $   323,872    $ 1,359,800
-----------------------------------------------------------------------------------

See notes to consolidated financial statements.

RENTECH, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2001 (Unaudited)

1.       Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements included in the Company's September 30, 2001 annual report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2001 are not necessarily indicative of the results that may be expected for the full fiscal year ending September 30, 2002.

2.       Significant Accounting Policies

         Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

         Cash Equivalents - The Company considers highly liquid investments purchased with original maturities of three months or less and money market accounts to be cash equivalents.

         Inventories - Inventories consist of raw materials, work-in-process and finished goods and are valued at the lower of cost (first-in, first-out) or market.

         Capitalized Software - Capitalized software represents amounts paid for software development, which are being amortized over a three-year period using the straight-line method.

         Licensed Technology - Licensed technology represents costs incurred by the Company primarily for the purpose of demonstrating the Company's proprietary technology to prospective licensees, which it licenses to third parties under various fee arrangements. These capitalized costs are carried at the lower of amortized cost or realizable value and are being amortized over fifteen years.

         Goodwill - Goodwill, which relates to the acquisition of Okon in 1997, the acquisition of PML in 1999 and the acquisition of REN in 2001, is no longer being amortized in accordance with Statement of Financial Accounting Standards ("SFAS") 142, Goodwill and Other Intangible Assets.

         Production Backlog - In connection with the acquisition of REN in 2001, the Company acquired certain production backlog arising from existing sales contracts. The production backlog is being amortized over one year, the term of the contracts.

         Non-Compete Agreement - In connection with the acquisition of REN in 2001, the Company entered into non-compete agreements with certain employees of REN. The non-compete agreements are being amortized over the term of the non-compete agreements of five years.

         Property  and  Equipment - Property  and  equipment  is stated at cost.
Depreciation and amortization expense are computed using the straight-line method over the estimated useful lives of the assets, which range from three to thirty years, except for leasehold improvements, which are amortized over the shorter of the useful life or the remaining lease term. Maintenance and repairs are expensed as incurred. Major renewals and improvements are capitalized. When property and equipment is retired or otherwise disposed of, the asset and accumulated depreciation or amortization is removed from the accounts and the resulting profit or loss is reflected in operations.

         Investment in INICA, Inc. - The Company has a 10% investment in INICA, Inc. (formerly ITN Energy Systems, Inc.). The investment is stated at cost. The investment is evaluated periodically for impairment and is carried at the lower of cost or estimated net realizable value.

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

         Long-Lived Assets - Long-lived assets and identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected future cash flow from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized and measured using the asset's fair value.

         Accounting for Fixed Price Contracts - Revenues from fixed price contracts are recognized on the percentage-of-completion method for projects in which reliable estimates of the degree of completion are possible. If reliable estimates are not available, the completed contract method is used. For contracts accounted for under the percentage-of-completion method, the amount of revenue recognized is the percentage of the total contract price that the cost expended to date bears to the anticipated final total cost, based upon current estimates of the cost to complete the contract. Contract cost includes all labor and benefits, materials unique to or installed in the project, subcontract costs and allocations of indirect costs. General and administrative costs are charged to expense. Provisions for estimated losses on uncompleted contracts are provided for when determined, regardless of the completion percentage. As contracts can extend over one or more accounting periods, revisions in costs and earnings estimated during the course of the work are reflected during the accounting period in which the facts that require such revisions become known. Project managers make significant assumptions concerning cost estimates for labor hours, consultant hours and other project costs. Due to the uncertainties inherent in the estimation process, and the potential changes in customer needs as projects progress, it is at least reasonably possible that completion costs for some uncompleted projects may be further revised in the near-term and that such revisions could be material.

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

         Income Taxes - The Company accounts for income taxes under the liability method, which requires an entity to recognize deferred tax assets and liabilities. Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years.

         Net Loss Per Common Share - Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128") provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income (loss) applicable to common stock by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. For the three months ended December 31, 2001 and 2000, total stock options of 4,494,766 and 8,074,300, and total stock warrants of 3,992,977 and 4,085,171 and for the three months ended December 31, 2000, total convertible preferred stock of 458,516 were not included in the computation of diluted loss per share because their effect was anti-dilutive.

         Concentrations of Credit Risk - The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and accounts receivable. The Company's cash is in demand deposit accounts placed with federally insured financial institutions. Such deposit accounts at times may exceed federally insured limits. The Company has not experienced any losses on such accounts. Concentrations of credit risk with respect to accounts receivable are higher due to a few customers dispersed across geographic areas. The Company reviews a customer's credit history before extending credit and establishes an allowance for doubtful accounts based upon the credit risk of specific customers, historical trends and other information. Generally, the Company does not require collateral from its customers.

         Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Fair Value of Financial Instruments - The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value: Accounts Receivable, Other Current Assets, Accounts Payable, Accrued Liabilities and Other Current Liabilities - Fair values of accounts receivables, other current assets, accounts payable, accrued liabilities and other current liabilities are assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value or they are receivable or payable on demand. Mortgages and Notes Payable - Substantially all of these mortgages and notes bear interest at rates of interest, which approximate current lending rates. These interest rates are between 5.9% and 9.5%.

         Stock Option Plan - The Company applies Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees", and related Interpretations in accounting for all stock option plans. Under APB Opinion 25, compensation cost is recognized for stock options issued to employees when the exercise price of the Company's stock options granted is less than the market price of the underlying common stock on the date of grant. Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net loss as if compensation cost for the Company's stock options plans had been determined in accordance with the fair value based method prescribed in SFAS No.
123. To provide the required pro forma information, the Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model. The Company applies Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation ("FIN 44"). FIN 44 clarifies the application of APB Opinion 25 for certain issues related to stock issued to employees.

           Comprehensive Loss - Comprehensive loss is comprised of net loss and all changes to the consolidated statement of stockholders' equity, except those changes made due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the three months ended December 31, 2001 and 2000, the Company had no items of comprehensive loss other than net loss; therefore, a separate statement of comprehensive loss has not been presented for these periods.

         Recent Accounting Pronouncements - In July 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 141 also requires that companies recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria and, upon adoption of SFAS No. 142, that companies reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS No. 141. SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that companies identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS No. 142. This Statement was effective October 1, 2001 for the Company as the Company decided to early adopt this statement. The Company's previous business combinations were accounted for using the purchase method. Effective October 1, 2001, the Company ceased amortizing goodwill for its previous business combinations. In accordance with the provisions of SFAS No. 142, the Company has not amortized goodwill for the August 2001 acquisition of REN Corporation. The Company has determined that its reportable units are also its four business segments as discussed at Note 5. Currently, the Company is assessing but has not yet determined how the adoption of SFAS No. 141 and SFAS No. 142 will impact its financial position and results of operations.

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

         Reclassifications - Certain reclassifications have been made to the 2000 financial statements in order for them to conform to the 2001 presentation. Such reclassifications have no impact on the Company's financial position or results of operations.

3.       Inventories


         Inventories consist of the following:

                                          December 31, 2001   September 30, 2001
                                            (Unaudited)
         -----------------------------------------------------------------------

         Finished goods                   $100,326            $ 86,647
         Work in process                   417,919             384,563
         Raw materials                     258,990             267,028
         -----------------------------------------------------------------------
                                          $777,235            $738,238
         =======================================================================

4.       Stockholders' Equity

         Common Stock - During the three months ended December 31, 2001, the Company issued 136,034 shares of its common stock upon the exercise of stock options for cash proceeds of $25,506. The Company also issued 203,966 shares of its common stock upon the exercise of stock options in partial settlement of accrued payroll of $38,244.

         Preferred Stock - During the three months ended December 31, 2001, the Company issued for cash 50,000 shares of Series B convertible preferred stock ("preferred stock") for $475,000, net of $25,000 in offering costs. The Company recorded a deemed dividend of $136,932 when it issued the preferred stock as the preferred stock was convertible at a discount into common stock of the Company. During the quarter, the holders converted all of their preferred stock into 1,591,593 shares of common stock.

5.       Segment Information

         The Company operates in four business segments as follows:

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

                                                         Three Months Ended
                                                            December 31,
                                                   -----------------------------
                                                        2001            2000
================================================================================

Revenues:
      Alternative fuels                            $  1,115,564    $    453,989
      Paints                                            389,665         461,902
      Oil and gas field services                        707,921         596,926
      Industrial automation systems                     298,304            --
--------------------------------------------------------------------------------
                                                   $  2,511,454    $  1,512,817
--------------------------------------------------------------------------------

Operating income (loss):
      Alternative fuels                            $   (996,296)   $ (1,271,458)
      Paints                                           (106,019)        (31,650)
      Oil and gas field services                         44,030          47,170
      Industrial automation systems                    (205,405)           --
--------------------------------------------------------------------------------
                                                   ($ 1,263,690)   $ (1,255,938)
--------------------------------------------------------------------------------

Depreciation and amortization:
      Alternative fuels                            $    214,216    $    128,812
      Paints                                             15,328          27,666
      Oil and gas field services                         32,152          28,376
      Industrial automation systems                      66,170            --
--------------------------------------------------------------------------------

                                                   $    327,866    $    184,854
--------------------------------------------------------------------------------

Equity in net loss of investees:
      Alternative fuels                            $    (86,966)   $    (93,470)
--------------------------------------------------------------------------------

Expenditures for additions of long-lived assets:
      Alternative fuels                            $     28,424    $     19,834
      Paints                                             17,476            --
      Oil and gas field services                         32,259          48,418
      Industrial automation systems                      12,084            --
--------------------------------------------------------------------------------
                                                   $     90,243    $     68,252
--------------------------------------------------------------------------------

Investment in equity method investees:
      Alternative fuels                            $    (20,695)   $     (7,187)
--------------------------------------------------------------------------------

Total assets:
      Alternative fuels                            $  8,663,725    $ 13,201,488
      Paints                                          1,348,068       1,457,281
      Oil and gas field services                      2,214,188       1,761,339
      Industrial automation systems                   2,270,934            --
--------------------------------------------------------------------------------
                                                   $ 14,496,915    $ 16,420,108
================================================================================

6.       Investment in Sand Creek

         On January 7, 2000, the Company and Republic Financial Corporation ("Republic") through Sand Creek Energy, LLC (SCE) purchased the "Sand Creek" methanol facility and all the supporting infrastructure, buildings and the underlying 17 acre site. The Company and Republic do not expect to use the Sand Creek plant for commercial production of liquid hydrocarbons. Instead, the Company may use it as a large pilot plant for continuing work with the Rentech GTL Technology, or the Company may sell some of the assets of SCE. On November 9, 2001, SCE entered into an option agreement under which certain equipment and systems of the facility would be sold for $2,000,000. SCE received $10,000 in consideration of the option, which expires in May 2002, and can be extended to November 2002. If the right to purchase is exercised, the Company would retain the site, with its railroad spur, buildings and other facilities. In the event of a sale of the plant, the Company presently expects to sell or lease all or part of the site and the remaining facilities.

         The owner of the facility is SCE which is 50 percent owned by Rentech Development Corp., a wholly-owned subsidiary of Rentech, Inc., and 50 percent owned by RFC-Sand Creek Development, LLC, a wholly-owned subsidiary of Republic Financial Corporation. Republic Financial Corporation is headquartered in Aurora, Colorado. In connection with the acquisition of the facility, SCE assumed certain commitments with third parties. The Company and Republic jointly and severally guarantee the full and punctual performance and payment by SCE of all SCE's obligations with respect to this facility. SCE received an unconditional release from Public Service Company of Colorado on October 16, 2001 for certain natural gas purchase obligations of the facility. As a result, the aggregate liability of the Company under this guaranty was reduced from $4,000,000 to $2,000,000.

         During the three months ended December 31, 2001 and 2000, the Company contributed $68,940 and $75,699 to SCE and recognized $86,966 and $93,470 related to its equity in SCE's loss. As of December 31, 2001, the Company had a $65,094 receivable due from SCE.

7.       Contract Liability

         On January 18, 2001, the Company was granted a services contract by the Wyoming Business Council, Energy Section, Investment Ready Communities Division ("WBC"). Under the contract, Rentech will receive $800,000 to finance a Gas-to-Liquids ("GTL") feasibility study within the State. On February 9, 2001, the Company received the first $750,000 payment as per the terms of the contract. The WBC funding was used to evaluate two potential GTL projects utilizing Rentech's patented and proprietary Fischer-Tropsch Gas-to-Liquids technology. Phase I involved studying the feasibility of retrofitting a portion of an existing methanol facility in Wyoming. Phase II involved the study of the feasibility of constructing a separate greenfield plant at the same site. The Company delivered the feasibility study in December 2001 and recognized $800,000 in revenue under the contract. The Company determined that it was not feasible to proceed with the conversion of the Wyoming facility as well as conversions of methanol facilities worldwide. Therefore, the Company has recognized $800,000 as revenue under the contract during the three months ended December 31, 2001 in accordance with SFAS No. 68 "Research and Development Arrangements". If in fact the Company chooses to proceed with the conversion of a methanol facility worldwide at any time in the future, the Company would be required to repay to the WBC the grant at the rate of 120% of the original $800,000 for a total amount not to exceed $960,000, over a period of time not to exceed six years. The repayment would only be from a 5% share of royalties from the conversion of methanol facilities to the Rentech GTL Technology worldwide.

8.       Supplemental Data to Statements of Cash Flows

         For the three months ended December 31, 2001 and 2000, the Company made cash interest payments of $30,783 and $26,948. Excluded from the statements of cash flows for the three months ended December 31, 2001 and 2000 were the effects of certain non-cash investing and financing activities as follows:

               Three Months Ended December 31,               2001       2000
         -----------------------------------------------------------------------
         Issuance of common stock for conversion
             of convertible preferred stock and dividends   $777,780   $   --
         Issuance of common stock for exercise
             of stock options                               $ 38,244   $   --
         Purchase of annual insurance financed
             with a note payable                            $246,753   $   --
         Increase in accrued dividends                      $   --     $     32



9.       Costs and Estimated Earnings on Uncompleted Contracts


         The costs and estimated earnings related to uncompleted contracts are summarized as follows:
         -----------------------------------------------------------------------
                                                   December
                                                   31,2001         September
                                                   (Unaudited)     30, 2001
         -----------------------------------------------------------------------
         Costs incurred on uncompleted contracts   $ 744,868       $ 484,065
         Estimated earnings                          190,658         164,488
         -----------------------------------------------------------------------
         Total costs incurred and estimated
          earnings                                   935,526         648,553
         Less billings to date                       921,976         706,463
         -----------------------------------------------------------------------
                                                    $  13,550       $ (57,910)
         =======================================================================

         Included  in  the  accompanying   balance  sheet  under  the  following
captions:

         -----------------------------------------------------------------------
                                                       December
                                                       31, 2001       September
                                                       (Unaudited)    30, 2001
         -----------------------------------------------------------------------

         Costs and estimated earnings in excess of
           billings on uncompleted contracts           $ 115,868      $  73,020
         -----------------------------------------------------------------------
         Billings in excess of costs and estimated
           earnings on uncompleted contracts            (102,318)      (130,930)
         -----------------------------------------------------------------------
                                                       $  13,550      $ (57,910)
         =======================================================================

         There were no amounts included in accounts receivable at December 31, 2001 or September 30, 2001 for amounts billed but not collected in accordance with retainage provisions of contracts.

10.      Goodwill and Other Intangibles

         Effective October 1, 2001, the Company elected early adoption of SFAS No. 142, which is permitted for entities with fiscal years beginning after March 15, 2001. As of October 1, 2001, the Company had $1,511,368 in unamortized goodwill. In accordance with the provisions of SFAS No. 142, the Company has ceased amortization of goodwill from the acquisitions of Okon and PML. As a result, the Company has not amortized goodwill, resulting in a decrease of expense of $23,453 for the three months ended December 31, 2001. If the Company had not recorded $23,453 in amortization of goodwill, the loss applicable to common stock for the three months ended December 31, 2000 would have been $1,320,354, or $.02 per share. In accordance with SFAS No. 142, the Company has six months from the initial date of adoption to complete a transitional impairment test of goodwill. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of the Company's fiscal year. Since this impairment test has not yet been completed, the Company has not yet determined if the goodwill impairment test will have an impact on the Company's financial position and results of operations. Goodwill will be tested annually and whenever events and circumstances occur indicating that goodwill might be impaired.

         Upon the adoption of SFAS No. 142, the Company evaluated the useful lives of its existing intangible assets and determined that the existing useful lives are appropriate. Therefore, there was no impact on the Company's results of operations for the three months ended December 31, 2001.

         The Company estimates amortization expense for its intangible assets to be approximately $456,000 during the fiscal year ended September 30, 2002, and approximately $290,000 in each of the fiscal years ending September 30, 2003, 2004, 2005 and 2006.

The following table summarizes the activity in goodwill for the periods indicated:

--------------------------------------------------------------------------------
                                       Three Months Ended
                                       December 31, 2001         Year Ended
                                          (Unaudited)         September 30, 2001
--------------------------------------------------------------------------------
Goodwill:

       Beginning balance               $ 1,511,368            $ 1,104,905
       Additions                              --                  504,814
       Amortization                           --                  (98,351)
--------------------------------------------------------------------------------

                                       $ 1,511,368            $ 1,511,368
================================================================================

The following table summarizes the activity for intangible assets subject to amortization:

--------------------------------------------------------------------------------
                                        Three Months Ended
                                        December 31, 2001         Year Ended
                                           (Unaudited)        September 30, 2001
--------------------------------------------------------------------------------

Licensed technology and
technology rights:

       Beginning balance                $ 1,755,050           $ 2,005,418
       Amortization                         (64,910)             (250,368)
--------------------------------------------------------------------------------

                                        $ 1,690,140           $ 1,755,050
================================================================================

Other intangibles:

       Beginning balance                $   295,424           $      --
       Additions                               --                 328,617
       Amortization                         (50,064)              (33,193)
--------------------------------------------------------------------------------

                                        $   245,360           $   295,424
================================================================================

11.      Subsequent Events

         On January 10, 2002, the Company began offering for sale its common stock in a private placement memorandum for the purpose of raising up to $2,250,000. The Company has granted non-exclusive rights to several placement agents to sell the shares under the memorandum. The Company has offered for sale shares of its $.01 par value common stock at a purchase price of $0.50 per share. In addition, the Company has offered to the brokers one warrant for every three shares of the Company's common stock that are sold, at an exercise price of $1.00, exercisable for a period of five years from the date of this memorandum. As of January 11, 2002, the Company has issued 676,500 shares of its common stock for $338,250 before offering costs of $14,413.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000

Results of Operations

         Revenues. We had revenues from product sales, service revenues and royalty income of $2,511,454 and $1,512,817 for the three months ended December 31, 2001 and 2000.

         Product Sales. Our product sales were realized from sales of water-based stains, sealers and coatings by our subsidiary, Okon, Inc. through which we conduct this paint business segment. These sales produced revenues of $389,665 during the three months ended December 31, 2001. This compares to revenues from this segment of $461,902 for the three months ended December 31, 2000. The decrease of 16% in revenues from this segment was primarily due to an industry-wide reduction in inventory stocking levels.

         Service Revenues. Service revenues are provided by three of our business segments. The segments are the oil and gas field services segment, the industrial automation systems segment and the Rentech GTL Technology technical services portion of the alternative fuels segment. The technical services are provided through the scientists and technicians who staff our development and testing laboratory. In addition, the alternative fuels segment includes rental income from the development and testing laboratory building.

         Service revenues in the amount of $707,921 were derived from contracts for the oil and gas field services provided by our subsidiary, Petroleum Mud Logging, Inc., during the three months ended December 31, 2001. Our oil and gas field service revenues for the first quarter of fiscal year 2002 increased by $110,995 as compared to the service revenues of $596,926 for the three months ended December 31, 2000. The increase in oil and gas field service revenue was due primarily to increased demand for our mud logging services, particularly for new wells drilled for natural gas. We were able to meet this demand by outfitting eight of our mud log vehicles with new equipment and adding ten new mud log vehicles to our capacity during fiscal 2001. We were thereby able to expand our services while having more units in the field than during the corresponding period of 2000, and we were able to increase the daily rates for our services.

         Service revenues also include revenue earned for technical services provided to certain customers with regard to the Rentech GTL Technology. Our service revenues for these technical services were $1,027,863 during the three months ended December 31, 2001 as compared to $363,007 during the same period of fiscal 2001. The increase of 183% in revenue was primarily due to the completion of the study for the Wyoming Business Council, under which $800,000 in revenue was recognized during the three months ended December 31, 2001. We will not recognize similar revenue in future quarters unless a contract for another feasibility study is signed. These technical services were provided at our development and testing laboratory.

         Service revenues in the amount of $298,304 were derived from contracts for the manufacture of complex microprocessor controlled industrial automation systems by our 56% owned subsidiary, REN Corporation, for the three months ended December 31, 2001. We had no service revenues during the same period of fiscal 2001 for this segment as the acquisition of REN Corporation was completed on August 1, 2001.

         Service revenues included rental income as well. We leased part of our development and testing laboratory building in Denver, which was acquired in February 1999, to a tenant. Rental income from this tenant contributed $27,701 in revenue during the three months ended December 31, 2001 as compared to $30,982 during the three months ended December 31, 2000. Rental income is included in our alternative fuels segment.

         Royalty Income. Royalty income consisted of royalties that we received as a result of our October 1998 license of the Rentech GTL Technology to Texaco. Under the license agreement, we earned $60,000 in royalties during the three months ended December 31, 2001 and 2000. After Texaco is producing liquid hydrocarbons through the use of our technology, it is allowed by the license agreement to apply the royalty payments made after the initial $100,000 payment against future royalty payments made on account of production. Royalty income is included in our alternative fuels segment.

         Costs of Sales. Our costs of sales include costs for our products as well as for our oil and gas field services and technical services, which includes research and development contract costs, and industrial automation services. During the three months ended December 31, 2001, the combined costs of sales increased to $1,319,355 from $1,043,197 for the prior year. The increase of $276,158 relates almost entirely to costs associated with the addition of new revenues from these three business segments.

         Costs of sales for product sales are the cost of sales of our paint business segment for sales of stains, sealers and coatings. During the three months ended December 31, 2001, our cost of sales for the paint segment decreased by $38,536 to $204,637, as compared to the three months ended December 31, 2000. This decrease is almost entirely related to the reduction in costs associated with the decreased revenues from this business segment.

         Costs of sales for oil and gas field services were $529,529 for the three months ended December 31, 2001, up from $437,017 for the three months ended December 31, 2000. This increase of $92,512 is largely due to the increase in revenues of this segment as well as to the addition of more mud logging vehicles and field employees to operate them as we expand to meet the growth in demand for mud logging for new natural gas wells.

         Costs of sales for technical services were $164,048 during the three months ended December 31, 2001, down from $363,007 for the three months ended December 31, 2000. The $198,959 decrease resulted primarily from the decreased customer-billable hours at the development and testing laboratory during the quarter.

         Costs of sales for technical services contracts also includes research and development contract costs for the first quarter of fiscal 2002 of $125,000. We had no research and development contract costs during the same period of fiscal 2001. These costs are made up of engineering and labor costs incurred on the completion of the $800,000 Wyoming Business Council contract.

         Costs of sales for the industrial automation systems segment were $296,141 for the three months ended December 31, 2001. We had no costs of sales during the same period of fiscal 2001 for this segment as the acquisition of REN Corporation was completed on August 1, 2001.

         Gross Profit. Our gross profit for the three months ended December 31, 2001 was $1,192,099, as compared to $469,620 for the 2000 period. The increase of $722,479 is almost entirely related to the completion of the WBC contract of $800,000, offset by the remaining costs incurred to complete the WBC contract of $125,000. The WBC contract did not exist during the comparable period in fiscal 2001, and this gross profit will not continue unless a contract for another feasibility study is signed.

         Operating   Expenses.   Operating   expenses  consist  of  general  and
administrative   expense,   depreciation   and  amortization  and  research  and
development.

         General and Administrative Expenses. General and administrative expenses were $2,008,064 for the three months ended December 31, 2001, up $463,413 from the three months ended December 31, 2000 when these expenses were $1,544,651. The increase for the current year is primarily due to the decrease in customer-billable hours at the development and testing laboratory. Thus, the Company was not able to allocate various costs (i.e. salaries and related employee benefits) to cost of sales. During the three months ended December 31, 2001, the Company wrote-off the note receivable from Dresser Engineers & Constructors, Inc. as a bad debt expense of $191,779 as we determined that the note receivable was not collectible. In addition, we have included three months of general and administrative expenses from our industrial automation systems segment which we did not have during the same period of fiscal 2001.

         Depreciation and Amortization. Depreciation and amortization expense for the three months ended December 31, 2001 was $327,866. Of this amount, $35,442 was included in cost of sales. Depreciation and amortization expense for the three months ended December 31, 2000 was $184,854, of which $42,079 was included in cost of sales. The increase in depreciation and amortization expense is attributable to the additional equipment acquired for our oil and gas field service segment as well as for the development and testing laboratory, and the amortization of production backlog and non-compete agreement capitalized upon the acquisition of REN Corporation on August 1, 2001. In accordance with SFAS 142, the Company is no longer amortizing goodwill related to the acquisitions of Okon and PML. During the three months ended December 31, 2000, the Company amortized $23,453 in goodwill related to these acquisitions.

         Research and Development. Research and development expense was $155,301 for the three months ended December 31, 2001, increased by $177,169 from the three months ended December 31, 2000, when this expense was $38,132. This increase is primarily due to the decrease in billable technical services work performed at the development and testing laboratory for customers, which in turn allowed us to complete certain research and development related activities.

         Total Operating Expenses. Total operating expenses for the three months ended December 31, 2001 were $2,455,789, as compared to $1,725,558 for the three months ended December 31, 2000, an increase of $730,231. The increase in total operating expenses is a result of the factors, previously described, that relate to operating expenses.

         Loss From Operations. Loss from operations for the three months ended December 31, 2001 increased by $7,752 to a loss of $1,263,690, as compared to a loss of $1,255,938 for the three months ended December 31, 2000. The decreased loss is primarily due to an increase in gross profit contributed by our operating segments which, is partially offset by an increase in operating expenses as previously described.

         Other Income (Expenses). Other income (expenses) include equity in loss of investee, interest income, interest expense, and gain on disposal of fixed assets.

         Equity in Loss of Investee. During the three months ended December 31, 2001, we recognized $86,966 in equity in loss of investee, as compared to $93,470 during the three months ended December 31, 2000. This represents our 50% share of the loss incurred by our joint venture in Sand Creek Energy LLC. The LLC is holding and maintaining the mothballed Sand Creek methanol plant. The decrease during fiscal 2002 is primarily due to a decrease in insurance costs for the facility.

         Interest Income. Interest income during the three months ended December 31, 2001 was $5,703, decreased from $35,082 during the three months ended December 31, 2000. The decreased interest income was due primarily to having fewer funds invested in interest-bearing cash.

         Interest Expense. Interest expense during the three months ended December 31, 2001 was $30,351, increased from $26,948 during the three months ended December 31, 2000. The increase in interest expense is primarily the result of the addition of notes payable as a result of the acquisition of REN Corporation in August 2001.

         Gain on Disposal of Fixed Assets. Gain on disposal of fixed assets was $1,200 during the three months ended December 31, 2001, with no comparable amount during the three months ended December 31, 2000. This gain represents the disposal of a vehicle by the paint segment.

         Total Other Expenses. Total other expense increased to $110,414 during the three months ended December 31, 2001, an increase of $25,078 over total other expenses of $85,336 for the comparable quarter ended December 31, 2000. The increase in total other expenses resulted from the combination of the factors previously described as other income (expense).

         Minority Interest in Subsidiary's Net Loss. The minority interest in subsidiary's net loss of $67,033 during the three months ended December 31, 2001 results from the acquisition of 56% of REN Corporation. This acquisition had not been completed during fiscal 2001.

         Net Loss. For the three months ended December 31, 2001, we experienced a net loss of $1,307,071 compared to a $1,341,274 net loss during the three months ended December 31, 2000. The $34,203 decrease in net loss resulted from a combination of the factors previously described.

         Dividend Requirements on Convertible Preferred Stock. Dividend requirements on convertible preferred stock is the imputed amount calculated when there is a discount from fair market value when we issue our convertible preferred stock, plus the 9% dividend that accrues on the convertible preferred stock. The dividends are deducted from net loss in order to arrive at loss applicable to common stock. During the three months ended December 31, 2001 and 2000, we issued convertible preferred stock, and recorded dividends of $136,932 and $2,533.

         Loss Applicable to Common Stock. As a result of recording dividends on convertible preferred stock as described above, the loss applicable to common stock was $1,444,003 or $.02 per share during the three months ended December 31, 2001 and $1,343,807 or $.02 per share during the three months ended December 31, 2000.

Liquidity and Capital Resources

         At December 31, 2001, we had working capital of $820,707 as compared to working capital of $1,412,195 at September 30, 2001. The decrease in working capital is primarily due to the use of cash for operations, investing activities and payments on long-term debt.

         As of December 31, 2001, we had $2,942,473 in current assets, including accounts receivable of $1,052,676. At that time, our current liabilities were $2,121,766. We had long-term liabilities of $1,157,942. Most of our long-term liabilities relate to our mortgage on our laboratory facility, which we purchased in February 1999. The rental income from the facility is adequate to fund the monthly mortgage payments. The mortgage is due on March 1, 2029.

         The primary source of our liquidity has been equity capital contributions. We added additional sources of liquidity through cash flow generated by the operations of Okon, Inc., Petroleum Mud Logging, Inc., the license agreement with Texaco and billings for technical services relating to the Rentech GTL Technology. In August 2001, we added an additional source of liquidity with the purchase of 56% of REN Corporation, which manufactures complex microprocessor controlled industrial automation systems.

         Our principal needs for liquidity in the past have been to fund working capital, pay for research and development of the Rentech GTL Technology, pay the costs of acquiring and initially funding the paint, oil and gas field services and industrial automation segments, invest in the advanced technologies of INICA, Inc., and acquiring a 56% interest in REN Corporation.

         From our inception on December 18, 1981 through December 31, 2001, we have incurred losses in the amount of $26,878,099. For the three months ended December 31, 2001, we recognized a $1,307,071 net loss. If we do not operate at a profit in the future, we may be unable to continue our operations at the present level. As of December 31, 2001, we had a cash balance of $323,872. We have been successful in the past in raising equity financing. For the years ended September 30, 2001, 2000 and 1999, we received net cash proceeds from the issuance of common stock of $2,332,005, $6,951,913 and $312,319. For the years ended September 30, 2001, 2000 and 1999, we received net cash proceeds from the issuance of convertible preferred stock of $793,673, $150,000 and $1,834,844. During the three months ended December 31, 2001, we received net cash proceeds from the issuance of common stock and the proceeds from a stock subscription receivable of $275,506, and we received net proceeds from the issuance of convertible preferred stock of $475,000. In achieving our objectives as planned for fiscal 2002, we may issue additional Series B convertible preferred stock to existing stockholders. We may also issue common stock under a private placement. Additional sources of equity financing may be necessary to fund any working capital requirements should the need arise. In addition, we are in negotiations to sell certain assets. SCE, for which we have a 50% equity interest, has entered into an option agreement under which certain equipment and inventory of the facility could be sold for $2,000,000. We believe that with its current available cash, revenues from operations, the additional equity financing and the sale of assets will be sufficient to meet our cash operating requirements through September 30, 2002.

         We anticipate needs for substantial amounts of new capital for projects for commercializing the Rentech GTL Technology, to purchase property and equipment, and to continue significant research and development programs for the GTL projects we are considering. We expect to undertake these types of expenditures in efforts to commercialize the technology in one or more plants in which we may acquire part ownership. Even if we succeed in obtaining construction loans secured by such projects, we expect to need significant amounts of capital as our required share of the total investment in these projects. We may attempt to fund some of these project costs through sales of some part of our ownership, if we have any, in any industrial gas plant that we may attempt to retrofit. At this time, we own a one-half interest in one plant, which is the mothballed Sand Creek methanol plant. We are not targeting it for use as a commercial scale plant to use our technology. Instead, we may use it as a large pilot plant for continuing work with the Rentech GTL Technology, or the Company may sell some of the assets of SCE.

         We are considering proposals to acquire ownership interests or leasehold rights in one or more industrial gas plants that are presently under-utilized. Under these proposals, we would have to contribute capital, either alone or possibly in a joint venture with a present owner, to retrofit a plant to use the Rentech GTL Technology. Our goal is to have any converted plant operate on a commercial basis and realize a new source of revenues for the production and sale of liquid hydrocarbons.

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

         Net Deferred Tax Asset. We had net deferred tax assets offset by a full valuation allowance at December 31, 2001 and 2000. We are not able to determine if it is more likely than not that the net deferred tax assets will be realized.

Analysis of Cash Flow

         Operating Activities. Operating activities produced net losses of $1,307,071 and $1,341,274 for the three months ended December 31, 2001 and 2000, respectively. The cash flows used in operations during these three month periods resulted from the following operating activities.

         Depreciation. Depreciation is a non-cash expense. This expense increased during the three months ended December 31, 2001 to $133,268 as compared to $73,778 during the three months ended December 31, 2000. The increase for this period is attributable to the additional equipment acquired for our oil and gas field service segment as well as for the development and testing laboratory and to the newly acquired assets of REN Corporation.

         Amortization. Amortization is also a non-cash expense. This expense increased during the three months ended December 31, 2001 to $194,598 as compared to $111,076 during the three months ended December 31, 2000. The increase for fiscal 2002 is attributable to the amortization of capitalized software, production backlog and non-compete agreement acquired with the purchase of REN Corporation. In accordance with SFAS 142, the Company is no longer amortizing goodwill related to the acquisitions of Okon and PML. During the three months ended December 31, 2000, the Company amortized $23,453 related to these acquisitions.

         Bad Debt Expense. During the three months ended December 31, 2001, the Company wrote-off the note receivable from Dresser Engineers & Constructors, Inc. as a bad debt expense of $191,779 as we determined that the note receivable was not collectible.

         Stock Options and Warrants Issued for Services. During fiscal 2001, we issued stock options and warrants in lieu of cash to our non-employee directors and independent contractor consultants for their services. During the three month periods ended December 31, 2001 and 2000, we recognized $6,228 and $163,499 in compensation expense related to the issuances.

         Equity in Loss of Investee. We recognized equity in loss of investee in the amount of $86,966 during the three months ended December 31, 2001 and $93,470 during the three months ended December 31, 2000. This represents our 50% share of the loss incurred by our joint venture in Sand Creek Energy LLC. The LLC is holding and maintaining the mothballed Sand Creek methanol plant. The decrease during fiscal 2002 is primarily due to a decrease in insurance costs for the facility.

         Minority Interest in Net Loss of Subsidiary. The minority interest in net loss of subsidiary of $67,033 during the three months ended December 31, 2001 results from the acquisition of 56% of REN Corporation. This acquisition had not been completed during fiscal 2001.

         Revenue Recognized from Contract Liability. We completed the Wyoming Business Council study during the three months ended December 31, 2001. As such, we recognized revenue of $800,000, of which $750,000 has previously been recorded as a contract liability.

         Changes in Operating Assets and Liabilities. The changes in operating assets and liabilities, net of business combination, result from the following factors.

         Accounts Receivable. Accounts receivable decreased by $693,162 and $1,671 for the three month periods ending December 31, 2001 and 2000. Accounts receivable decreased for the three months ended December 31, 2001, as compared to the same period in fiscal 2001, due to increased collection efforts within each of our business segments, offset by a decrease in billings for technical services and a decrease in sales by the paint segment. Additionally, no revenues were generated for the industrial automation systems segment during the three months ended December 31, 2000, as the acquisition of REN Corporation was completed on August 1, 2001.

         Costs and Estimated Earnings in Excess of Billings. Costs and estimated earnings in excess of billings increased $42,848 during the three months ended December 31, 2001 as a result of contracts within the industrial automation systems segment which are accounted for under the percentage of completion method of accounting. This segment began operations during the fourth quarter of fiscal 2001.


         Other Receivables and Receivable from Related Party. Other receivables and receivable from related party increased during the three months ended December 31, 2001 by $1,211 as compared to a $19,906 decrease during the three months ended December 31, 2000.

         Inventories. Inventories increased by $38,997 during the three months ended December 31, 2001 as compared to $22,910 during the three months ended December 31, 2000, primarily as a result of inventory-building at Okon.

         Prepaid Expenses and Other Current Assets. Prepaid expenses and other current assets decreased during the three months ended December 31, 2001 by $6,205 and increased during the three months ended December 31, 2000 by $165,383, primarily as a result of the payment of the annual insurance premiums in 2001. The insurance premiums for fiscal 2002 were financed.

         Accounts Payable. Accounts payable decreased by $45,607 and increased by $88,609 during the three months ended December 31, 2001 and 2000. The decrease in fiscal 2002 as compared to fiscal 2001 resulted primarily from a decrease in expenditures at the development and testing laboratory.

         Billings in Excess of Costs and Estimated Earnings. Billings in excess of costs and estimated earnings decreased $28,612 during the three months ended December 31, 2001 as a result of contracts within the industrial automation systems segment which are accounted for under the percentage of completion method of accounting. This segment began operations during the fourth quarter of fiscal 2001.

         Accrued Liabilities and Accrued Payroll. Accrued liabilities and accrued payroll decreased $57,830 during the three months ended December 31, 2001 as compared to an increase of $241,051 during the three months ended December 31, 2000 primarily as a result of the timing of payroll accruals and the payment of sales commissions by REN Corporation.

         Net Cash Used in Operating Activities. The total net cash used in operations increased to $1,028,203 during the three months ended December 31, 2001 as compared to $736,507 during the three months ended December 31, 2000. The increase reflects increased cash costs for general and administrative expenses, including those of our industrial automation systems subsidiary acquired in August 2001.

         Investing Activities. Investing activities during the three months ended December 31, 2001 and 2000 included purchases of $90,243 and $68,252, primarily in facilities for our development and testing research laboratory and for mud logging vehicles, which were specially equipped for our oil and gas field business segment.

         We received proceeds from the disposal of fixed assets during the three months ended December 31, 2001 of $1,200. There were no comparable proceeds in the 2000 period.

         We used $68,940 and $75,699 to fund our 50% share of expenses of Sand Creek Energy, LLC during the three month periods ended December 31, 2001 and 2000.

         Financing Activities. Financing activities during the three months ended December 31, 2001 provided proceeds of $500,000 from the issuance of convertible preferred stock as compared to proceeds of $444,444 during the three months ended December 31, 2000. During the three months ended December 31, 2001, we received $25,506 in cash from the issuance of common stock compared to $521,000 during the three months ended December 31, 2000. During the three months ended December 31, 2001, we received proceeds from a stock subscription receivable in the amount of $250,000, as compared to no receivable during the same quarter of the previous year. During the three months ended December 31, 2001, we paid $25,000 in offering costs as compared to $125,112 during the three months ended December 31, 2000. During the three months ended December 31, 2001, we repaid $30,600 on a related party payable. There were no such repayments during the three months ended December 31, 2000. During the three months ended December 31, 2001, we repaid $103,300 on our debt obligations as compared to $116,889 during the three months ended December 31, 2000. The net cash provided by financing activities during the three months ended December 31, 2001 was $616,606, compared to $723,443 in cash provided by financing activities during the three months ended December 31, 2000.

         Cash decreased during the three months ended December 31, 2001 by $569,580 compared to $157,015 during the three months ended December 31, 2000. These changes decreased the ending cash balance to $323,872 at December 31, 2001 from $1,359,800 at December 31, 2000.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risk through interest rates related to its investment of current cash and cash equivalents. These funds are generally highly liquid with short-term maturities, and the related market risk is not considered material. The Company's long-term debt is at fixed rates of interest. The Company believes that fluctuations in interest rates in the near term will not materially affect its consolidated operating results, financial position or cash flow.


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

Item 2.  Changes in Securities and Use of Proceeds.

         The following table shows information concerning all sales of the Company's equity securities sold by the Company during the period covered by this report that were not registered under the Securities Act of 1933, as amended.

                     Class of         Total                                            Exemptions
    Date            Securities     Securities   Offering       Total       Class of        from
   of Sale             Sold           Sold        Price     Commissions   Purchasers   Registration
------------------------------------------------------------------------------------------------------
Nov. 2, 2001    Series 1998-B        50,000     $500,000      $25,000     Accredited   Rules 505, 506,
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

Item 3.  Defaults Upon Senior Securities.  None.

Item 4.  Submission of Matters to a Vote of Security Holders.  None.

Item 5.  Other Information.  None.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits.  None
(b)      Reports on Form 8-K:
                  Form 8-K dated October 30, 2001 reporting under Item 2, Acquisition or Disposition of Assets

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      RENTECH, INC.


Dated: February 14, 2002                 /s/ Dennis L. Yakobson
                                        ----------------------------------------
                                        Dennis L. Yakobson, President


Dated: February 14, 2002                 /s/ James P. Samuels
                                        ----------------------------------------
                                        James P. Samuels, Vice President-Finance
                                        and Chief Financial Officer