Form 10QSB
period 2002-03-31
RENTECH INC /CO/
filed 2002-05-15
CIK 868725

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2002

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

         The number of shares outstanding of each of the issuer's classes of common equity, as of May 14, 2002: common stock - 70,950,198.

                                  RENTECH, INC.
                           FORM 10-Q QUARTERLY REPORT
                          SECOND QUARTER OF FISCAL 2002

                                Table of Contents

                   PART I - FINANCIAL INFORMATION (UNAUDITED)

Item 1.  Consolidated Financial Statements:

             Consolidated Balance Sheets as of March 31, 2002
             and September 30, 2001............................................4

             Consolidated Statements of Operations for the three and
             six months ended March 31, 2002 and 2001..........................6

             Consolidated Statement of Stockholders' Equity for
             the six months ended March 31, 2002...............................7

             Consolidated Statements of Cash Flows for the six
             months ended March 31, 2002 and 2001..............................8

             Notes to the Consolidated Financial Statements....................9

Item 2...Management's Discussion and Analysis of Financial
             Condition and Results of Operations..............................21

Item 3...Quantitative and Qualitative Disclosures about Market Risk...........30


                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.....................................................30

Item 2. Changes in Securities and Use of Proceeds.............................31

Item 3. Defaults Upon Senior Securities - None................................32

Item 4. Submission of Matters to a Vote of Security Holders...................32

Item 5. Other Information - None..............................................32

Item 6. Exhibits and Reports on Form 8-K......................................32

(a)      Exhibits
(b)      Form 8-K

Signatures....................................................................34

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


RENTECH, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
                                                                March 31,
                                                                   2002        September 30,
                                                               (Unaudited)           2001
--------------------------------------------------------------------------------------------
Assets

Current assets
    Cash and cash equivalents                                $     928,318     $     893,452
    Restricted cash                                                500,000              --
    Accounts receivable, net of $7,325
      allowance for doubtful accounts                            1,204,633         1,745,838
    Costs and estimated earnings in excess of billings             814,230            73,020
    Stock subscription receivable                                   50,000           250,000
    Note receivable                                                   --             191,779
    Other receivables                                               40,005            52,706
    Receivable from related party                                   17,421            69,293
    Inventories                                                    829,630           738,238
    Prepaid expenses and other current assets                      412,227           309,064
--------------------------------------------------------------------------------------------

Total current assets                                             4,796,464         4,323,390
--------------------------------------------------------------------------------------------

Property and equipment, net of accumulated depreciation
      and amortization of $1,166,164 and $931,330                4,330,858         4,388,776
 --------------------------------------------------------------------------------------------

Other assets
    Licensed technology, net of accumulated
      amortization of $1,963,138 and $1,848,747                  1,468,011         1,582,402
    Capitalized software costs, net of accumulated
      amortization of $394,407 and $236,429                        553,285           711,263
    Goodwill, net of accumulated amortization
      of $400,599                                                1,511,368         1,511,368
    Production backlog, net of accumulated amortization
      of $119,998 and $27,762                                       46,119           138,355
    Non-compete agreement, net of accumulated amortization
      of $21,966 and $5,432                                        140,535           157,069
    Investment in INICA, Inc.                                    3,079,107         3,079,107
    Investment in Sand Creek                                        20,250              --
    Technology rights, net of accumulated
      amortization of $129,486 and $115,098                        158,260           172,648
    Deposits and other assets                                      180,777            51,077
--------------------------------------------------------------------------------------------

Total other assets                                               7,157,712         7,403,289
--------------------------------------------------------------------------------------------

Total assets                                                 $  16,285,034     $  16,115,455
============================================================================================

See notes to the consolidated financial statements.


RENTECH, INC. AND SUBSIDIARIES
RENTECH, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (continued)
                                                                                 March 31,
                                                                                    2002         September 30,
                                                                                (Unaudited)           2001
-------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity

Current liabilities
   Accounts payable                                                           $      680,660    $      883,255
   Billings in excess of costs and estimated earnings                                   --             130,930
   Payable to related party                                                             --              30,600
   Accrued payroll                                                                   508,061           536,530
   Accrued liabilities                                                               428,908           436,017
   Contract liability                                                                   --             750,000
   Line of credit payable                                                            370,969              --
   Current portion of long-term debt                                                 217,499           143,863
   Current portion of long-term convertible debt                                      45,097              --
--------------------------------------------------------------------------------------------------------------

Total current liabilities                                                          2,251,194         2,911,195
--------------------------------------------------------------------------------------------------------------

Long-term liabilities
   Long-term debt, net of current portion                                          1,119,722         1,147,773
   Long-term convertible debt, net of current portion                              2,201,313              --
   Lessee deposits                                                                     7,485             7,485
   Investment in Sand Creek                                                             --               2,669
--------------------------------------------------------------------------------------------------------------
Total long-term liabilities                                                        3,328,520         1,157,927
--------------------------------------------------------------------------------------------------------------

Total liabilities                                                                  5,579,714         4,069,122
--------------------------------------------------------------------------------------------------------------

Minority interest                                                                    327,955           309,632

Commitments and contingencies

Stockholders' equity
   Series B convertible preferred stock - $10 par value; 800,000 shares
     authorized; 691,664 shares issued and 27,778 outstanding and converted             --             277,780
   Series C participating preferred stock - $10 par value; 500,000
     shares authorized; no shares issued or outstanding                                 --                --
   Common stock - $.01 par value; 100,000,000 shares
     authorized; 70,950,198 and 66,665,631 shares
     issued and outstanding                                                          709,502           666,653
   Additional paid-in capital                                                     38,252,624        36,384,562
   Unearned compensation                                                              (8,809)          (21,266)
   Accumulated deficit                                                         (  28,575,952)      (25,571,028)
--------------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                        10,377,365        11,736,701
--------------------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                                    $   16,285,034    $   16,115,455
==============================================================================================================

See notes to the consolidated financial statements.


RENTECH, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
                                                        Three Months Ended               Six Months Ended
                                                             March 31,                       March 31,
                                                       2002            2001            2002            2001
--------------------------------------------------------------------------------------------------------------
Revenues:
        Product sales                             $    419,534    $    515,253    $    809,199    $    977,155
        Service revenues                             1,881,571       1,278,197       3,943,360       2,269,112
        Royalty income                                  60,000          60,000         120,000         120,000
--------------------------------------------------------------------------------------------------------------
Total revenues                                       2,361,105       1,853,450       4,872,559       3,366,267
--------------------------------------------------------------------------------------------------------------

Cost of sales:
        Product costs                                  214,700         153,638         419,337         396,811
        Service costs                                1,159,081         851,280       2,148,799       1,651,304
        Research and development contract costs           --              --           125,000            --
--------------------------------------------------------------------------------------------------------------
Total costs of sales                                 1,373,781       1,004,918       2,693,136       2,048,115
--------------------------------------------------------------------------------------------------------------

Gross profit                                           987,324         848,532       2,179,423       1,318,152

Operating expenses:
        General and administrative expense           2,255,600       1,214,571       4,263,664       2,759,222
        Depreciation and amortization                  180,860         193,273         473,284         336,048
        Research and development                        53,037           9,897         208,338          48,029
--------------------------------------------------------------------------------------------------------------
Total operating expenses                             2,489,497       1,417,741       4,945,286       3,143,299
--------------------------------------------------------------------------------------------------------------

Loss from operations                                (1,502,173)       (569,209)     (2,765,863)     (1,825,147)

Other income (expense):
        Equity in loss of investee                     (63,190)        (83,576)       (150,156)       (177,046)
        Interest income                                  2,505          32,164           8,208          67,246
        Interest expense                               (45,684)        (22,271)        (76,035)        (49,219)
        Loss on disposal of fixed assets                (3,955)           --            (2,755)           --
--------------------------------------------------------------------------------------------------------------
Total other income (expense)                          (110,324)        (73,683)       (220,738)       (159,019)
--------------------------------------------------------------------------------------------------------------
Minority interest in subsidiary's net loss             (85,356)           --           (18,323)           --
--------------------------------------------------------------------------------------------------------------
Net loss                                            (1,697,853)       (642,892)     (3,004,924)     (1,984,166)
--------------------------------------------------------------------------------------------------------------

Dividends on preferred stock                              --           463,647         136,932         466,180
--------------------------------------------------------------------------------------------------------------

Loss applicable to common stock                   $ (1,697,853)   $ (1,106,539)   $ (3,141,856)   $ (2,450,346)
--------------------------------------------------------------------------------------------------------------
Basic and diluted weighted average
number of common shares outstanding                 69,838,636      63,852,971      68,829,774      63,537,746
--------------------------------------------------------------------------------------------------------------

Per share loss:
        Basic and diluted                         $      (0.02)   $      (0.02)   $      (0.05)   $      (0.04)
==============================================================================================================

See notes to consolidated financial statements.


RENTECH, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity
For the Six Months Ended March 31, 2002 (Unaudited)

                                        Convertible
                                      Preferred Stock         Common Stock       Additional                                Total
                                         Series B                       Par       Paid-in     Unearned   Accumulated  Stockholders'
                                     Shares     Amount       Shares    Value      Capital   Compensation    Deficit       Equity
-----------------------------------------------------------------------------------------------------------------------------------
Balance, October 1, 2001             27,778   $ 277,780   66,665,631  $666,653  $36,384,562   $(21,266)  $(25,571,028)  $11,736,701
Common stock issued for cash,
  net ofoffering costs of $82,349      --          --      2,126,500    21,267      959,634       --             --         980,901
Common stock issued for options
  and warrants exercised               --          --        566,474     5,665      119,738       --             --         125,403
Preferred stock issued for cash,
  net of offering costs of $25,000   50,000     500,000         --        --        (25,000)      --             --         475,000
Common stock issued for conversion
  ofpreferred stock                 (77,778)   (777,780)   1,591,593    15,917      761,863       --             --            --
Deemed dividends on convertible
   preferred stock of $136,932         --          --           --        --           --         --             --            --
Options granted/earned
   for services                        --          --           --        --         51,827     12,457           --          64,284
Net loss for the six months ended
   March 31, 2002                      --          --           --        --           --         --       (3,004,924)   (3,004,924)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, March 31, 2002 (unaudited)    --     $    --     70,950,198  $709,502  $38,252,624   $ (8,809)  $(28,575,952)  $10,377,365
===================================================================================================================================

See notes to the consolidated financial statements.



RENTECH, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows  (Unaudited)

For the Six Months Ended March 31,                                          2002           2001
--------------------------------------------------------------------------------------------------
Operating activities:
  Net loss                                                              $(3,004,924)   $(1,984,166)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation                                                            257,089        253,791
    Amortization                                                            395,527        166,715
    Increase in allowance for doubtful accounts                                --            1,530
    Bad debt expense                                                        191,779           --
    Stock options and warrants issued for services                           64,284        163,499
    Equity in loss of investee                                              150,156        177,046
    Loss on disposal of fixed assets                                          2,755           --
    Minority interest in net loss of subsidiary                              18,323           --
    Revenue recognized from contract liability                             (750,000)          --
Changes in operating assets and liabilities:
    Accounts receivable                                                     541,205       (487,486)
    Costs and estimated earnings in excess of billings                     (741,210)          --
    Other receivables and receivable from related party                      64,573        (54,699)
    Inventories                                                             (91,392)      (141,522)
    Prepaid expenses and other current assets                               148,590       (148,476)
    Interest receivable                                                        --          (39,787)
    Accounts payable                                                       (202,595)       263,567
    Billings in excess of costs and estimated earnings                     (130,930)          --
    Accrued liabilities and accrued payroll                                  20,167        216,039
    Lessee deposits                                                            --           (2,145)
--------------------------------------------------------------------------------------------------
Net cash used in operating activities                                    (3,066,603)    (1,616,094)
--------------------------------------------------------------------------------------------------
Investing activities:
  Purchase of property and equipment                                       (203,127)      (379,783)
  Proceeds from disposal of fixed assets                                      1,200           --
  Cash used in purchase of investments                                     (173,075)      (212,265)
  Deposits and other assets                                                (129,700)         5,709
--------------------------------------------------------------------------------------------------
Net cash used in investing activities                                      (504,702)      (586,339)
--------------------------------------------------------------------------------------------------
Financing activities:
  Proceeds from issuance of convertible preferred stock                     500,000        579,175
  Proceeds from issuance of common stock                                  1,077,909        521,000
  Proceeds from stock subscription receivable                               250,000           --
  Purchase of restricted cash                                              (500,000)          --
  Payment of offering costs                                                (107,349)      (134,035)
  Redemption of preferred stock and warrants to purchase common stock          --           (2,084)
  Proceeds from line of credit, net                                         370,969         78,658
  Payments on related party payable                                         (30,600)          --
  Proceeds from long-term debt and notes payable                          2,250,000           --
  Proceeds from contract liability                                             --          750,000
  Payments on long-term debt and notes payable                             (204,758)      (185,834)
--------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                 3,606,171      1,606,880
--------------------------------------------------------------------------------------------------

Increase (Decrease) in cash and cash equivalents                             34,866       (595,553)

Cash and cash equivalents,
  beginning of period                                                       893,452      1,516,815
--------------------------------------------------------------------------------------------------
Cash and cash equivalents,
        end of period                                                   $   928,318    $   921,262
==================================================================================================

See notes to consolidated financial statements.

RENTECH, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2002  (Unaudited)

1.       Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements included in the Company's September 30, 2001 annual report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended March 31, 2002 are not necessarily indicative of the results that may be realized for the full fiscal year ending September 30, 2002.

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

         Licensed Technology - Licensed technology represents costs incurred by the Company primarily for the retrofit of a plant used for the purpose of demonstrating the Company's proprietary technology to prospective licensees, which it licenses to third parties under various fee arrangements. These capitalized costs are carried at the lower of amortized cost or realizable value and are being amortized over fifteen years.

         Goodwill - Goodwill, which relates to the acquisition of OKON in 1997, the acquisition of PML in 1999 and the acquisition of REN in 2001, is no longer being amortized, but will be tested annually for impairment in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets.

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

         Accrued Liabilities - The Company accrues significant expenses that occur during the year in order to match expenses to the appropriate period. These include audit and legal fees, as well as payroll expenses such as bonuses and vacation.

         Revenue Recognition - Sales of water-based stains, sealers and coatings are recognized when the goods are shipped to the customers, as all goods are shipped FOB shipping point. Revenues from oil and gas field services are recognized at the completion of the service. Laboratory research revenues are recognized upon completion of a project. Rental income is recognized monthly as per the lease agreement, and is included in the alternative fuels segment as a part of service revenues. Royalty fees are recognized when the revenue earning activities that are to be provided by the Company has been performed and no future obligation to perform services exist. Revenue from the manufacture of industrial automation systems is recognized based upon the percentage of completion method of accounting and per the terms of customer contracts.

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

         Cost of Sales Expenses - Cost of sales expenses include direct materials, direct labor, indirect labor, employee fringe benefits and other miscellaneous costs to produce water-based stains, sealers and coatings, to manufacture industrial automation systems and to complete oil and gas field services and technical services.

         General and Administrative Expenses - General and administrative expenses include employee's salaries and fringe benefits, travel, consulting, occupancy, public relations and other costs incurred in each operating segment.

         Research and Development Expenses - Research and development expenses include direct materials, direct labor, indirect labor, employee fringe benefits and other miscellaneous costs incurred to develop and refine certain technologies employed in the respective operating segment.

         Income Taxes - The Company accounts for income taxes under the liability method, which requires an entity to recognize deferred tax assets and liabilities. Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years.

         Net Loss Per Common Share - SFAS No. 128, "Earnings Per Share" provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income (loss) applicable to common stock by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. For the three and six months ended March 31, 2002 and 2001, total stock options of 4,672,766 and 8,074,300, total stock warrants of 3,846,867 and 4,043,504 and total convertible debt of 1,125,000 and 0 were not included in the computation of diluted loss per share because their effect was anti-dilutive.

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

         Fair Value of Financial Instruments - The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value: Accounts Receivable, Other Current Assets, Accounts Payable, Accrued Liabilities and Other Current Liabilities - Fair values are assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value or they are receivable or payable on demand. Mortgages and Notes Payable - Substantially all of these mortgages and notes bear interest at rates of interest, which approximate current lending rates. These interest rates are between 5.9% and 9.5%.

         Stock Option Plan - The Company applies Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees", and related

Interpretations in accounting for all stock option plans. Under APB Opinion 25, compensation cost is recognized for stock options issued to employees when the exercise price of the Company's stock options granted is less than the market price of the underlying common stock on the date of grant. SFAS No. 123, "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net loss as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123. To provide the required pro forma information, the Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model. The Company applies Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44"). FIN 44 clarifies the application of APB Opinion 25 for certain issues related to stock issued to employees.

         Comprehensive Loss - Comprehensive loss is comprised of net loss and all changes to the consolidated statement of stockholders' equity, except those changes made due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the three and six months ended March 31, 2002 and 2001, the Company had no items of comprehensive loss other than net loss; therefore, a separate statement of comprehensive loss has not been presented for these periods.

         Recent Accounting Pronouncements - In June 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 141 also requires that companies recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria and, upon adoption of SFAS No. 142, that companies reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS No. 141. SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that companies identify reporting units for the purpose of assessing potential future impairments of goodwill, reassessing the useful lives of other existing recognized intangible assets and ceasing amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS No. 142. This Statement was effective October 1, 2001 for the Company as the Company decided to early adopt this statement. The Company's previous business combinations were accounted for using the purchase method.
Effective October 1, 2001, the Company ceased amortizing goodwill for its previous business combinations. In accordance with the provisions of SFAS No. 142, the Company has not amortized goodwill for the August 2001 acquisition of REN Corporation. The Company has determined that its reportable units are also its four business segments as discussed at Note 5. The Company completed the transitional impairment test of goodwill in March 2002 and determined that goodwill is not impaired. In accordance with SFAS No. 142, the Company is no longer amortizing goodwill. For the six months ended March 31, 2002, the Company had a decrease in amortization expense of $46,905.

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective June 30, 2003 for the Company. The Company believes the adoption of this statement will have no material impact on its consolidated financial statements.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value, less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. The Company believes the adoption of this statement will have no material impact on its consolidated financial statements.

         Reclassifications - Certain reclassifications have been made to the 2001 financial statements in order for them to conform to the 2002 presentation. Such reclassifications have no impact on the Company's financial position or results of operations.


3.       Inventories


          Inventories consist of the following:
                                           March 31, 2002     September 30, 2001
                                             (Unaudited)
         -----------------------------------------------------------------------

         Finished goods                  $           99,430    $          86,647
         Work in process                            399,504              384,563
         Raw materials                              330,696              267,028
         -----------------------------------------------------------------------

                                         $          829,630    $         738,238
         -----------------------------------------------------------------------


4.       Stockholders' Equity

         Common Stock - During the six months ended March 31, 2002, the Company offered for sale its common stock in a private placement memorandum for the purpose of raising up to $2,250,000. The Company granted non-exclusive rights to several placement agents to sell the shares under the memorandum. The Company offered for sale shares of its $.01 par value common stock at a purchase price of $0.50 per share. In addition, the Company offered to the brokers one warrant for every three shares of the Company's common stock which was sold, at an exercise price of $1.00, exercisable for a period of five years from the date of the memorandum. During the six-month period, the Company issued 2,126,500 shares of its common stock for $980,901, net of $82,349 in offering costs. The Company also issued 708,834 warrants to brokers related to the memorandum. In April 2002, the Company collected a $50,000 subscription receivable related to the sale of common stock. In addition, during the six months ended March 31, 2002, the Company issued 292,508 shares of its common stock upon the exercise of stock options for cash proceeds of $69,659. The Company also issued 273,966 shares of its common stock upon the exercise of stock options in partial settlement of accrued payroll of $55,744.

         Preferred Stock - During the six months ended March 31, 2002, the Company issued for cash 50,000 shares of Series B convertible preferred stock ("preferred stock") for $475,000, net of $25,000 in offering costs. The Company recorded a deemed dividend of $136,932 when it issued the preferred stock as the preferred stock was convertible at a discount into common stock of the Company. During the six-month period, the holders converted all of their preferred stock into 1,591,593 shares of common stock.

         Stock Options - During the six months ended March 31, 2002, the Company recorded $51,827 in consulting expense from the issuance of stock options.

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


                                                          Three Months Ended              Six Months Ended
                                                              March 31,                       March 31,
                                                   ------------------------------------------------------------
                                                        2002            2001            2002            2001
---------------------------------------------------------------------------------------------------------------
Revenues:
      Alternative fuels                            $    372,418    $    728,819    $  1,487,982    $  1,182,808
      Paints                                            419,534         515,253         809,199         977,155
      Oil and gas field services                        439,278         609,378       1,147,199       1,206,304
      Industrial automation systems                   1,129,875            --         1,428,179            --
---------------------------------------------------------------------------------------------------------------
                                                   $  2,361,105    $  1,853,450    $  4,872,559    $  3,366,267
===============================================================================================================

Operating income (loss):
      Alternative fuels                            $ (1,423,798)   $   (720,081)   $ (2,420,094)   $ (1,991,539)
      Paints                                           (110,706)        103,576        (216,725)         71,926
      Oil and gas field services                       (101,549)         47,296         (57,519)         94,466
      Industrial automation systems                     133,880            --           (71,525)           --
---------------------------------------------------------------------------------------------------------------
                                                   $ (1,502,173)   $   (569,209)   $ (2,765,863)   $ (1,825,147)
===============================================================================================================
Depreciation and amortization:
      Alternative fuels                            $    191,995    $    179,393    $    406,211    $    308,205
      Paints                                             17,480          27,846          32,808          55,512
      Oil and gas field services                         33,434          28,413          65,586          56,789
      Industrial automation systems                      81,841            --           148,011            --
---------------------------------------------------------------------------------------------------------------
                                                   $    324,750    $    235,652    $    652,616    $    420,506
===============================================================================================================
Equity in net loss of investees:
      Alternative fuels                            $    (63,190)   $    (83,576)   $   (150,156)   $   (177,046)
---------------------------------------------------------------------------------------------------------------

Expenditures for additions of long-lived assets:
      Alternative fuels                            $     83,432    $    356,100    $    111,856    $    375,934
      Paints                                              2,182            --            19,658            --
      Oil and gas field services                         23,931          50,640          56,190          99,058
      Industrial automation systems                       3,339            --            15,423            --
---------------------------------------------------------------------------------------------------------------
                                                   $    112,884    $    406,740    $    203,127    $    474,992
===============================================================================================================

Investment in equity method investees:
      Alternative fuels                            $     20,250    $     45,803    $     20,250    $     45,803
===============================================================================================================

Total assets:
      Alternative fuels                            $  9,837,211    $ 13,919,032    $  9,837,211    $ 13,919,032
      Paints                                          1,439,134       1,575,699       1,439,134       1,575,699
      Oil and gas field services                      2,070,928       1,904,779       2,070,928       1,904,779
      Industrial automation systems                   2,937,761            --         2,937,761            --
---------------------------------------------------------------------------------------------------------------
                                                   $ 16,285,034    $ 17,399,510    $ 16,285,034    $ 17,399,510
===============================================================================================================

6.       Investment in Sand Creek

         On January 7, 2000, the Company and Republic Financial Corporation ("Republic") through Sand Creek Energy, LLC (SCE) purchased the "Sand Creek" methanol facility and all the supporting infrastructure, buildings and the underlying 17 acre site. The Company and Republic do not expect to use the Sand Creek plant for commercial production of liquid hydrocarbons. Instead, the Company may use it as a large pilot plant for continuing work with the Rentech GTL Technology, or the Company may sell some of the assets of SCE. On November 9, 2001, SCE entered into an option agreement under which certain equipment and systems of the facility would be sold for $2,000,000. SCE received $10,000 in consideration of the option, which expired on May 9, 2002. However, the facility is still for sale and the Company is in negotiations under which it expects to sell all or part of the SCE assets at a similar price.

         The owner of the facility is SCE which is 50 percent owned by Rentech Development Corporation, a wholly-owned subsidiary of Rentech, Inc., and 50 percent owned by RFC-Sand Creek Development, LLC, a wholly-owned subsidiary of Republic Financial Corporation. Republic Financial Corporation is headquartered in Aurora, Colorado. In connection with the acquisition of the facility, SCE assumed certain commitments with third parties. The Company and Republic jointly and severally guarantee the full and punctual performance and payment by SCE of all SCE's obligations with respect to this facility. SCE received an unconditional release from Public Service Company of Colorado on October 16, 2001 for certain natural gas purchase obligations of the facility. As a result, the aggregate liability of the Company under this guaranty was reduced from $4,000,000 to $2,000,000.

         During the six months ended March 31, 2002 and 2001, the Company contributed $173,075 and $212,265 to SCE and recognized $150,156 and $177,046 related to its equity in SCE's loss. As of March 31, 2002, the Company had a $17,421 receivable due from SCE.

7.       Contract Liability

         On January 18, 2001, the Company was granted a services contract by the Wyoming Business Council, Energy Section, Investment Ready Communities Division ("WBC"). Under the contract, Rentech will receive $800,000 to finance a Gas-to-Liquids ("GTL") feasibility study within the State. On February 9, 2001, the Company received the first $750,000 payment as per the terms of the contract. The WBC funding was used to evaluate two potential GTL projects utilizing Rentech's patented and proprietary Fischer-Tropsch Gas-to-Liquids technology. Phase I involved studying the feasibility of retrofitting a portion of an existing methanol facility in Wyoming. Phase II involved the study of the feasibility of constructing a separate greenfield plant at the same site. The Company delivered the feasibility study in December 2001 and recognized $800,000 in revenue under the contract. The Company determined that it was not feasible to proceed with the conversion of the Wyoming facility as well as conversions of methanol facilities worldwide. Therefore, the Company has recognized $800,000 as revenue under the contract during the six months ended March 31, 2002 in accordance with SFAS No. 68 "Research and Development Arrangements". If in fact the Company chooses to proceed with the conversion of a methanol facility worldwide at any time in the future, the Company would be required to repay to the WBC the grant at the rate of 120% of the original $800,000 for a total amount not to exceed $960,000, over a period of time not to exceed six years. The repayment would only be from a 5% share of royalties from the conversion of methanol facilities to the Rentech GTL Technology worldwide.


8.       Supplemental Data to Statements of Cash Flows

         For the six months ended March 31, 2002 and 2001, the Company made cash interest payments of $75,051 and $49,219. Excluded from the statements of cash flows for the six months ended March 31, 2002 and 2001 were the effects of certain non-cash investing and financing activities as follows:

                         Six Months Ended March 31,                        2002       2001
         ------------------------------------------------------------------------------------
         Issuance of common stock for conversion of convertible
             preferred stock and dividends                                $777,780   $888,888
         Issuance of common stock for exercise of stock options           $ 55,744   $   --
         Purchase of annual insurance financed with a note payable        $246,753   $   --
         Issuance of common stock for subscription receivable             $ 50,000   $   --
         Issuance of common stock for receivable                          $  5,000   $   --
         Issuance of common stock for deposit on potential business
             acquisition                                                  $   --     $244,000
         Purchase of equipment financed with a capital lease obligation   $   --     $ 95,209
         Issuance of convertible preferred stock for subscription
             receivable                                                   $   --     $200,000


9.       Costs and Estimated Earnings on Uncompleted Contracts


     The costs and estimated earnings related to uncompleted contracts are summarized as follows:

     -------------------------------------------------------------------------
                                                March 31, 2002   September 30,
                                                 (Unaudited)           2001
     -------------------------------------------------------------------------

     Costs incurred on uncompleted contracts      $    813,457    $    484,065
     Estimated earnings                                436,537         164,488
     -------------------------------------------------------------------------

     Total costs incurred and estimated earnings     1,249,994         648,553
     Less billings to date                             435,764         706,463
     -------------------------------------------------------------------------
                                                  $    814,230    $    (57,910)
     =========================================================================

     Included in the accompanying balance sheet under the following captions:

     -------------------------------------------------------------------------
                                                March 31, 2002   September 30,
                                                 (Unaudited)           2001
     -------------------------------------------------------------------------

     Costs and estimated earnings in excess of
       billings on uncompleted contracts          $    814,230    $     73,020
     Billings in excess of costs and estimated
       earnings on uncompleted contracts                  --          (130,930)
     -------------------------------------------------------------------------
                                                  $    814,230    $    (57,910)

     There were no amounts included in accounts receivable at March 31, 2002 or September 30, 2001 for amounts billed but not collected in accordance with retainage provisions of contracts.

10.      Goodwill and Other Intangibles

         Effective October 1, 2001, the Company elected early adoption of SFAS No. 142, which is permitted for entities with fiscal years beginning after March 15, 2001. As of October 1, 2001, the Company had $1,511,368 in unamortized goodwill. In accordance with the provisions of SFAS No. 142, the Company has ceased amortization of goodwill from the acquisitions of OKON and PML. As a result, the Company has not amortized goodwill, resulting in a decrease of expense of $46,905 for the six months ended March 31, 2002, compared to the same period of fiscal 2001. If the Company had not recorded $46,905 in amortization of goodwill, the loss applicable to common stock for the six months ended March 31, 2001 would have been $2,403,441, or $.04 per share. In accordance with SFAS No. 142, the Company has six months from the initial date of adoption to complete a transitional impairment test of goodwill. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of the Company's fiscal year. The Company completed its impairment test as of March 31, 2002 and determined that there is no impact on the Company's financial position and results of operations, as goodwill is not impaired. Goodwill will be tested annually and whenever events and circumstances occur indicating that goodwill might be impaired.

         Upon the adoption of SFAS No. 142, the Company evaluated the useful lives of its existing intangible assets and determined that the existing useful lives are appropriate. Therefore, there was no impact on the Company's results of operations for the six months ended March 31, 2002.

         The Company estimates amortization expense for its intangible assets to be approximately $456,000 during the fiscal year ended September 30, 2002, and approximately $290,000 in each of the fiscal years ending September 30, 2003, 2004, 2005 and 2006.

The following table summarizes the activity in goodwill for the periods indicated:

-------------------------------------------------------------------------------
                                                Six Months Ended   Year Ended
                                                 March 31, 2002   September 30,
                                                  (Unaudited)         2001
-------------------------------------------------------------------------------

Goodwill:

       Beginning balance                          $ 1,511,368       $ 1,104,905
       Additions                                         --             504,814
       Amortization                                      --             (98,351)
-------------------------------------------------------------------------------

                                                  $ 1,511,368       $ 1,511,368
===============================================================================

The following table summarizes the activity for intangible assets subject to amortization:

------------------------------------------------------------------------------
                                            Six Months Ended      Year Ended
                                             March 31, 2002      September 30,
                                               (Unaudited)            2001
------------------------------------------------------------------------------

Licensed technology and technology rights:

       Beginning balance                       $ 1,755,050         $ 2,005,418
       Amortization                               (128,779)           (250,368)
------------------------------------------------------------------------------

                                               $ 1,626,271         $ 1,755,050
==============================================================================
Other intangibles:

       Beginning balance                       $   295,424         $      --
       Additions                                      --               328,617
       Amortization                               (108,770)            (33,193)
------------------------------------------------------------------------------

                                               $   186,654         $   295,424
==============================================================================

11.      Line of Credit

         On February 25, 2002, the Company entered into a $1,000,000 business line of credit agreement with Premier Bank through its 56% owned subsidiary, REN. The line of credit matures on March 1, 2003, at which time all unpaid principal and interest is due. The line of credit bears interest at prime plus 1.5%, currently 6.25%, and interest is accrued monthly. Payments of principal are tied to the receipt of accounts receivable from Caterpillar, Inc. by REN. On February 27, 2002, the Company purchased a $500,000 certificate of deposit with Premier Bank, to be used as collateral on the line of credit. Interest on the certificate of deposit is paid to the Company on a monthly basis, and the certificate matures on December 31, 2002. The line of credit is guaranteed by Rentech, Petroleum Mud Logging, Inc. and the minority shareholder of REN.


12.      Long-Term Convertible Debt

         On January 18, 2002, the Company entered into four convertible long-term notes totaling $2,250,000, dated February 25, 2002, with existing shareholders of the Company. The notes bear interest at 8.5% and mature on February 25, 2006, with all unpaid principal and interest due at that time. Monthly payments on the notes commenced on April 1, 2002. The notes are convertible into no more than 4,500,000 shares of the Company's common stock, less two shares for every dollar of principal reduction of the notes paid in the form of cash. Until the first anniversary date of the notes, the Lenders may elect to convert part or all of the principal balance into common stock at a conversion price of $.50 per share if the market price of the common stock on the conversion date is $.50 per share or higher. Conversion will not be permitted during the first year if the market price on the conversion date is less than $.50 per share. At any time following the first anniversary date of the notes, the Lenders may elect to convert part or all of the principal balance into common stock at a conversion price of $.50 per share, provided, however, that no conversions shall be made if the market price is less than $.50 per share on the conversion date. Starting on the first day of the thirteenth calendar month following the date of the notes, and continuing on the first day of each succeeding month until the notes are paid in full, principal in the amount of one-thirty-sixth of the declining principal balance of the notes shall automatically convert into the Company's common stock at a conversion price of $.50 per share. If the average daily market price for the seven trading days preceding the first day of such calendar month is less than $.50 per share, the difference between $.50 per share and the average of the seven trading days preceding the date of conversion shall be multiplied by the number of shares issued to the Lenders as a result of the conversion, and the resulting dollar amount shall be added to the principal balance of the notes. The notes are secured by the assets of OKON, Inc., including the capital stock of that company.


13.      Commitments and Contingencies

         The Company is currently involved in certain legal proceedings. The Company does not believe these proceedings will have a material adverse effect on our consolidated financial position. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions or in the effectiveness of our strategies related to these proceedings.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31, 2002 AND 2001

Critical Accounting Policies and Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates and assumptions relate to accounting for fixed price contracts, the valuation of long-lived assets, intangible assets and goodwill and the realization of deferred income taxes. Actual amounts could differ significantly from these estimates.

         Accounting for Fixed Price Contracts. Our 56% owned subsidiary, REN Corporation, recognizes revenues from fixed price contracts on the percentage-of-completion method of accounting. Under this method of accounting, the amount of revenue recognized is the percentage of the contract price that the costs expended to date bear to the total estimated costs of the contract, based upon current estimates of the costs to complete the contract. Project managers make significant assumptions concerning cost estimates for materials and labor. Due to the uncertainties inherent in the estimation process, as well as the potential changes in customer needs as these contracts progress, it is at least reasonably possible that completion costs for uncompleted contracts may be revised in the future, and that such revisions could be material.

         Valuation of Long-Lived Assets, Intangible Assets and Goodwill. We must assess the realizable value of long-lived assets, intangible assets and goodwill for potential impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In assessing the recoverability of our goodwill and other intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. In addition, we must make assumptions regarding the useful lives of these assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets. Effective October 1, 2001, we elected early adoption of SFAS No. 142, and were required to analyze goodwill for impairment. We completed the impairment test as of March 31, 2002 and determined that goodwill was not impaired.

         Deferred Income Taxes. We have provided a full valuation reserve related to our substantial deferred tax assets. In the future, if sufficient evidence of our ability to generate sufficient future taxable income in certain tax jurisdictions becomes apparent, we may be required to reduce this valuation allowance, resulting in income tax benefits in our consolidated statement of operations. We evaluate the realizability of the deferred tax assets annually and assess the need for the valuation allowance.

Results of Operations

         Revenues. We had revenues from product sales, service revenues and royalty income of $4,872,559 and $2,361,105 for the six and three months ended March 31, 2002, compared to $3,366,267 and $1,853,450 for the six and three months ended March 31, 2001.

         Product Sales. Our product sales were realized from sales of water-based stains, sealers and coatings by our subsidiary, OKON, Inc. through which we conduct the paint business segment. These sales produced revenues of $809,199 and $419,534 for the six and three months ended March 31, 2002. This compares to revenues from this segment of $977,155 and $515,253 for the six and three months ended March 31, 2001. The decreases of 17% and 19% in revenue from this segment were due to an industry-wide reduction in inventory stocking levels by customers, resulting from construction slow-downs in our primary distribution markets.

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

         Service revenues in the amount of $1,147,199 and $439,278 were derived from contracts for the oil and gas field services provided by our subsidiary, Petroleum Mud Logging, Inc., during the six and three months ended March 31, 2002. Our oil and gas field services revenue for the six and three months ended March 31, 2002 decreased by $59,105 and $170,100 as compared to the service revenues of $1,206,304 and $609,378 for the six and three months ended March 31, 2001. The decreases in oil and gas field services revenue were due to decreased demand for our mud logging services, resulting from a substantial decrease in drilling for new natural gas wells.

         Service revenues also include revenue earned for technical services provided to certain customers with regard to the Rentech GTL Technology. Our service revenues for these technical services were $1,311,573 and $283,710 for the six and three months ended March 31, 2002 as compared to $1,004,770 and $641,763 during the same periods of fiscal 2001. The increase of 31% in revenue for the six month period was primarily due to the completion of the study for the Wyoming Business Council, under which $800,000 in revenue was recognized. The decrease of 56% in revenue for the three month period was a result of a decrease in paid feasibility studies during the second quarter of fiscal 2002 as compared to fiscal 2001, primarily due to the varied timing of studies awarded by customers. These technical services were provided at our development and testing laboratory.

         Service revenues in the amount of $1,428,179 and $1,129,875 were derived from contracts for the manufacture of complex microprocessor controlled industrial automation systems by our 56% owned subsidiary, REN Corporation, for the six and three months ended March 31, 2002. We had no service revenues during the same period of fiscal 2001 for this segment as the acquisition of REN Corporation was completed on August 1, 2001.

         Service revenues included rental income as well. We leased part of our development and testing laboratory building in Denver, which was acquired in February 1999, to a tenant. Rental income from this tenant contributed $56,409 and $28,708 in revenue during the six and three months ended March 31, 2002 as compared to $58,038 and $27,056 during the six and three months ended March 31, 2001. Rental income is included in our alternative fuels segment.

         Royalty Income. Royalty income consisted of royalties that we received as a result of our October 1998 license of the Rentech GTL Technology to Texaco. Under the license agreement, we earned $120,000 and $60,000 in royalties during the six and three months ended March 31, 2002 and 2001. After Texaco is producing liquid hydrocarbons through the use of our technology, it is allowed by the license agreement to apply the royalty payments made after the initial $100,000 payment against future royalty payments made on account of production. Royalty income is included in our alternative fuels segment.

         Costs of Sales. Our costs of sales include costs for our products as well as for our oil and gas field services and technical services, which includes research and development contract costs, and industrial automation services. During the six and three months ended March 31, 2002, the combined costs of sales increased to $2,693,136 and $1,373,781 from $2,048,115 and $1,004,918 for the prior year. The increases of $645,021 and $368,863 resulted from the combination of factors described below for each segment.

         Costs of sales for product sales are the cost of sales of our paint business segment for sales of stains, sealers and coatings. During the six and three months ended March 31, 2002, our costs of sales for the paint segment increased by $22,526 and $61,062 to $419,337 and $214,700, as compared to the six and three months ended March 31, 2001. This increase is due to the fluctuation of the types of products that were sold during the six and three month periods of fiscal 2002 as compared to the six and three month periods of fiscal 2001, which have a higher cost of sales than our other products.

         Costs of sales for oil and gas field services were $899,150 and $369,621 for the six and three months ended March 31, 2002, up from $845,620 and $408,596 for the six and three months ended March 31, 2001. The increases of $53,530 and $38,975 for the six and three month periods were due to increases in costs of labor and employee benefits.

         Costs of sales for technical services were $204,160 and $40,112 during the six and three months ended March 31, 2002, down from $805,684 and $442,684 for the six and three months ended March 31, 2001. The decreases of $601,524 and $402,572 resulted primarily from decreased customer-billable hours at the development and testing laboratory during the six and three months ended March 31, 2002, which does not include the research and development costs related to the Wyoming Business Council contract. These decreases result from the variations in timing of studies awarded by customers

         Costs of sales for technical services contracts also includes research and development contract costs for the first quarter of fiscal 2002 of $125,000. We had no research and development contract costs during the three month ended March 31, 2002, or during the six or three months ended March 31, 2001. These costs are made up of engineering and labor costs incurred on the completion of the Wyoming Business Council ("WBC") contract.

         Costs of sales for the industrial automation systems segment were $1,045,489 and $749,348 for the six and three months ended March 31, 2002. We had no costs of sales during the same periods of fiscal 2001 for this segment as the acquisition of REN Corporation was completed on August 1, 2001.

         Gross Profit. Our gross profit for the six and three months ended March 31, 2002 was $2,179,423 and $987,324, as compared to $1,318,152 and $848,532 for the 2001 period. The increase of $861,271 during the six month period resulted from the contribution from the industrial automation systems segment, as well as the completion of the WBC contract of $800,000, offset by the remaining costs incurred in the amount of $125,000 to complete the WBC contract. The WBC contract did not exist during the comparable period in fiscal 2001. The increase of $138,792 for the three month period resulted from the contribution from the industrial automation systems segment, as well as an increase in gross profit from the technical services provided at the development and testing laboratory, due to decreased labor costs resulting from operating efficiencies gained over time at the facility.

         Operating   Expenses.   Operating   expenses  consist  of  general  and
administrative   expense,   depreciation   and  amortization  and  research  and
development.

         General and Administrative Expenses. General and administrative expenses were $4,263,664 and $2,255,600 for the six and three months ended March 31, 2002, up $1,504,442 and $1,041,029 from the six and three months ended March 31, 2001 when these expenses were $2,759,222 and $1,214,571. The increases for the current year are primarily due to several factors, including a decrease in customer-billable hours at the development and testing laboratory of 48% and 54% for the six and three month periods. As a result, we did not allocate various costs (i.e. salaries and related employee benefits) to cost of sales. In addition, we have included $414,786 and $273,388, for the six and three months ended March 31, 2002, of general and administrative expenses from our industrial automation systems segment which we did not have during the same periods of fiscal 2001, as well as non-cash accruals of audit, legal and payroll expenses of $160,400 and $80,200 during the six and three month periods ended March 31, 2002, for which the Company had previously not accrued. Therefore, we did not have these costs during the same periods of fiscal 2001. During the first quarter of fiscal 2002, we wrote-off the note receivable from Dresser Engineers & Constructors, Inc. as a bad debt expense of $191,779 as we determined that the note receivable was not collectible.

         Depreciation and Amortization. Depreciation and amortization expenses for the six and three months ended March 31, 2002 were $652,616 and $324,750. Of these amounts, $179,332 and $143,890 were included in cost of sales. Depreciation and amortization expenses for the six and three months ended March 31, 2001 were $420,506 and $235,652, of which $84,458 and $42,379 were included in cost of sales. The increase in depreciation and amortization expense is attributable to the additional equipment acquired for our oil and gas field services segment as well as for the development and testing laboratory, and the amortization of production backlog and non-compete agreement capitalized upon the acquisition of REN Corporation on August 1, 2001. In accordance with SFAS No. 142, we are no longer amortizing goodwill related to the acquisitions of OKON and PML. During the six and three months ended March 31, 2001, we amortized $46,905 and $23,452 in goodwill related to these acquisitions.

         Research and Development. Research and development expenses were $208,338 and $53,037 for the six and three months ended March 31, 2002, increased by $160,309 and $43,140 from the six and three months ended March 31, 2001, when these expenses were $48,029 and $9,897. Due to a decrease in billable technical services work performed at the development and testing laboratory for customers, we were allowed to complete certain research and development related activities for our own purposes. Extensive tests were completed evaluating catalyst life and efficiency.

         Total Operating Expenses. Total operating expenses for the six and three months ended March 31, 2002 were $4,945,286 and $2,489,497, as compared to $3,143,299 and $1,417,741 for the six and three months ended March 31, 2001, an increase of $1,801,987 and $1,071,756. The increase in total operating expenses is a result of the factors, previously described, that caused increases in operating expenses.

         Loss From Operations. Loss from operations for the six and three months ended March 31, 2002 increased by $940,716 and $932,964 to losses of $2,765,863 and $1,502,173, as compared to losses of $1,825,147 and $569,209 for the six and three months ended March 31, 2001. The increased losses are primarily due to an increase in operating expenses as previously described, which is partially offset by an increase in gross profit contributed by our operating segments.

         Other Income (Expenses). Other income (expenses) include equity in loss of investee, interest income, interest expense, and gain on disposal of fixed assets.

         Equity in Loss of Investee. During the six and three months ended March 31, 2002, we recognized $150,156 and $63,190 in equity in loss of investee, as compared to $177,046 and $83,576 during the six and three months ended March 31, 2001. This represents our 50% share of the loss incurred by our joint venture in Sand Creek Energy LLC. The LLC is holding and maintaining the mothballed Sand Creek methanol plant. The decrease during fiscal 2002 is due to a decrease in insurance and other maintenance costs of the facility.

         Interest Income. Interest income during the six and three months ended March 31, 2002 was $8,208 and $2,505, decreased from $67,246 and $32,164 during the six and three months ended March 31, 2001. The decreased interest income was due to having fewer funds invested in interest-bearing cash accounts.

         Interest Expense. Interest expense during the six and three months ended March 31, 2002 was $76,035 and $45,684, increased from $49,219 and $22,271 during the six and three months ended March 31, 2001. The increase in interest expense is the result of the addition of the convertible notes payable and the notes payable added as a result of the acquisition of REN Corporation in August 2001.

         Loss on Disposal of Fixed Assets. Loss on disposal of fixed assets was $2,755 and $3,955 during the six and three months ended March 31, 2002, with no comparable amount during the three months ended December 31, 2000. These losses represent the disposal of out-dated office furniture and equipment and computer equipment.

         Total Other Expenses. Total other expense increased to $220,738 and $110,324 during the six and three months ended March 31, 2002, an increase of $61,719 and $36,641 over total other expenses of $159,019 and $73,683 for the comparable periods ended March 31, 2001. The increase in total other expenses resulted from the combination of the factors previously described as other income (expense).

         Minority Interest in Subsidiary's Net Loss. The minority interest in subsidiary's net loss of $18,323 and $85,356 during the six and three months ended March 31, 2002 resulted from the acquisition of 56% of REN Corporation. This acquisition had not been completed during fiscal 2001.

         Net Loss. For the six and three months ended March 31, 2002, we experienced net losses of $3,004,924 and $1,697,853 compared to net losses of $1,984,166 and $642,892 during the six and three months ended March 31, 2001. The increases of $1,020,758 and $1,054,961 resulted from a combination of the factors previously described.

         Dividend Requirements on Convertible Preferred Stock. Dividend requirements on convertible preferred stock is the imputed amount calculated when there is a discount from fair market value when we issue our convertible preferred stock, plus the 9% dividend that accrues on the convertible preferred stock. The dividends are deducted from net loss in order to arrive at loss applicable to common stock. During the six months ended March 31, 2002, we issued convertible preferred stock, and recorded dividends of $136,932, compared to $466,180 and $463,647 during the six and three months ended March 31, 2001.

         Loss Applicable to Common Stock. As a result of recording dividends on convertible preferred stock as described above, the loss applicable to common stock was $3,141,856 and $1,697,853 or $.05 and $.02 per share during the six and three months ended March 31, 2002, and $2,450,346 and $1,106,539 or $.04 and $.02 per share during the six and three months ended March 31, 2001.

Liquidity and Capital Resources

         At March 31, 2002, we had working capital of $2,545,270 as compared to working capital of $1,412,195 at September 30, 2001. The increase in working capital was due to the increase in cash resulting from the Company's private placement of $980,900 and proceeds from convertible debt of $2,250,000.

         As of March 31, 2002, we had $4,796,464 in current assets, including accounts receivable of $1,204,633. At that time, our current liabilities were $2,251,194. We had long-term liabilities of $3,328,520. Our long-term liabilities relate to our long-term convertible debt, as well as to our mortgage on our laboratory facility, which we purchased in February 1999. The rental income from the facility is adequate to fund the monthly mortgage payments. The mortgage is due on March 1, 2029.

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

         From our inception on December 18, 1981 through March 31, 2002, we have incurred losses in the amount of $28,575,952. For the six months ended March 31, 2002, we recognized a $3,141,856 net loss. If we do not operate at a profit in the future, we may be unable to continue our operations at the present level. As of March 31, 2002, we had a cash balance of $1,428,318, including $500,000 in restricted cash. We have been successful in the past in raising equity financing. For the years ended September 30, 2001, 2000 and 1999, we received net cash proceeds from the issuance of common stock of $2,332,005, $6,951,913 and $312,319. For the years ended September 30, 2001, 2000 and 1999, we received net cash proceeds from the issuance of convertible preferred stock of $793,673, $150,000 and $1,834,844. During the six months ended March 31, 2002, we received net cash proceeds from the issuance of common stock and the proceeds from a stock subscription receivable of $1,245,560, and we received net proceeds from the issuance of convertible preferred stock of $475,000. We believe that a combination of our current cash balance and growth in the paint, oil and gas field services and alternative fuels segments will be sufficient to meet our cash operating requirements through March 31, 2003. However, additional sources of equity financing may be necessary to fund any working capital requirements should the need arise. In addition, we are in negotiations to sell all or part of the assets of Sand Creek Energy, LLC, in which we have a 50% equity interest.

         We anticipate needs for substantial amounts of new capital for projects that entail commercializing the Rentech GTL Technology and to continue significant research and development programs for the GTL projects we are considering. We expect to undertake these types of expenditures in efforts to commercialize the technology in one or more plants in which we may acquire part ownership. In February 2001, we retained Petrie Parkman & Company as a financial advisor in order to help us evaluate and possibly implement one or more transactions involving a sale, merger, exchange or other disposition of our securities or assets, or to form a consortium to fund projects aimed at achieving our goal of commercializing the Rentech GTL Technology.

         We are considering proposals to acquire ownership interests or leasehold rights in one or more industrial gas plants that are presently under-utilized. Under these proposals, we would have to contribute capital, either alone or possibly in a joint venture with a present owner, to retrofit a plant to use the Rentech GTL Technology. Our goal is to have any converted plant operate on a commercial basis and realize a new source of revenue from the production and sale of liquid hydrocarbons. We may attempt to fund other project costs through sales of some part of our ownership, if we have any, in any industrial gas plant that we may attempt to retrofit. At this time, we own a one-half interest in one plant, which is the mothballed Sand Creek methanol plant. We are not targeting it for use as a commercial scale plant for our technology. Instead, we may use it as a large pilot plant for continuing work with the Rentech GTL Technology or we may sell all or part of the assets.

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

         Net Deferred Tax Asset. We had net deferred tax assets offset by a full valuation allowance at March 31, 2002 and 2001, since we are not able to determine if it is more likely than not that the net deferred tax assets will be realized.

Analysis of Cash Flow

         Operating Activities. Operating activities produced net losses of $3,004,924 and $1,984,166 for the six months ended March 31, 2002 and 2001, respectively. The cash flows used in operations during these periods resulted from the following operating activities.

         Depreciation. Depreciation is a non-cash expense. This expense increased during the six months ended March 31, 2002 to $257,091 as compared to $253,791 during the six months ended March 31, 2001. The increase for this period is attributable to the additional equipment acquired for our oil and gas field service segment as well as for the development and testing laboratory and to the newly acquired assets of REN Corporation.

         Amortization. Amortization is also a non-cash expense. This expense increased during the six months ended March 31, 2002 to $395,527 as compared to $166,715 during the six months ended March 31, 2001. The increase for the fiscal 2002 period is attributable to the amortization of capitalized software, production backlog and non-compete agreement acquired with the purchase of REN Corporation. In accordance with SFAS No. 142, the Company is no longer amortizing goodwill related to the acquisitions of OKON and PML. During the six months ended March 31, 2001, we amortized $46,905 in goodwill related to these acquisitions.

         Bad Debt Expense. During the six months ended March 31, 2002, we wrote-off the note receivable from Dresser Engineers & Constructors, Inc. as a bad debt expense of $191,779 as we determined that the note receivable was not collectible.

         Stock Options and Warrants Issued for Services. During fiscal 2002 and 2001, we issued stock options and warrants in lieu of cash to our non-employee directors and independent contractor consultants for their services. During the six month periods ended March 31, 2002 and 2001, we recognized $64,284 and $163,499 in compensation expense related to the issuances.

         Equity in Loss of Investee. We recognized equity in loss of investee in the amount of $150,156 during the six months ended March 31, 2002 and $177,046 during the six months ended March 31, 2001. This represents our 50% share of the loss incurred by our joint venture in Sand Creek Energy LLC. The LLC is holding and maintaining the mothballed Sand Creek methanol plant. The decrease during fiscal 2002 is due to a decrease in insurance and other maintenance costs of the facility.

         Minority Interest in Net Loss of Subsidiary. The minority interest in net loss of subsidiary of $18,323 during the six months ended March 31, 2002 results from the acquisition of 56% of REN Corporation. This acquisition had not been completed during fiscal 2001.

         Revenue Recognized from Contract Liability. We completed the Wyoming Business Council study during the six months ended March 31, 2002. As such, we recognized revenue of $800,000, of which $750,000 has previously been recorded as a contract liability.

         Changes in Operating Assets and Liabilities. The changes in operating assets and liabilities, net of business combination, result from the following factors.

         Accounts Receivable. Accounts receivable decreased by $541,205 during the six months ended March 31, 2002, as compared to an increase of $487,486 during the six months ended March 31, 2001. Accounts receivable decreased for the six months ended March 31, 2002, as compared to the same period in fiscal 2001, due to increased collection efforts within each of our business segments, offset by a decrease in technical services revenue at our research and development laboratory of 48%, a decrease in sales by the paint segment of 17% and a decrease of revenue from the oil and gas field services segment of 5%.

         Costs and Estimated Earnings in Excess of Billings. Costs and estimated earnings in excess of billings increased $741,210 during the six months ended March 31, 2002 as a result of contracts within the industrial automation systems segment which are accounted for under the percentage of completion method of accounting. This segment began operations during the fourth quarter of fiscal 2001.

         Other Receivables and Receivable from Related Party. Other receivables and receivable from related party decreased during the six months ended March 31, 2002 by $64,573 as compared to a $54,699 increase during the six months ended March 31, 2001.

         Inventories. Inventories increased by $91,392 during the six months ended March 31, 2002 as compared to $141,522 during the six months ended March 31, 2001. The increase is a result of inventory-building at OKON due to an industry-wide reduction in inventory stocking levels by customers, resulting from construction slow-downs in our primary distribution markets.

         Prepaid Expenses and Other Current Assets. Prepaid expenses and other current assets increased during the six months ended March 31, 2002 by $148,590 and decreased during the six months ended March 31, 2001 by $148,476. These changes reflect the payment of the annual insurance premiums of $246,753 in fiscal 2002. The insurance premiums for fiscal 2002 were financed.

         Accounts Payable. Accounts payable decreased by $202,595 and increased by $263,567 during the six months ended March 31, 2002 and 2001. The decrease in fiscal 2002 as compared to fiscal 2001 resulted from a decrease in expenditures within the alternative fuels segment and the payments of payables made possible by the additional liquidity resulting from equity financing.

         Billings in Excess of Costs and Estimated Earnings. Billings in excess of costs and estimated earnings decreased $130,930 during the six months ended March 31, 2002 as a result of contracts within the industrial automation systems segment which are accounted for under the percentage of completion method of accounting. This segment began operations during the fourth quarter of fiscal 2001.

         Accrued Liabilities and Accrued Payroll. Accrued liabilities and accrued payroll increased $20,167 during the six months ended March 31, 2002 as compared to $216,039 during the six months ended March 31, 2001as a result of the timing of payroll accruals.

         Net Cash Used in Operating Activities. The total net cash used in operations increased to $3,066,603 during the six months ended March 31, 2002 as compared to $1,616,094 during the six months ended March 31, 2001. The increase reflects increased cash costs for general and administrative expenses, including $414,786 for our industrial automation systems subsidiary acquired in August 2001.

         Investing Activities. Investing activities during the six months ended March 31, 2002 and 2001 included purchases of $203,127 and $379,783. Most of these purchases, $100,059 and $56,190, respectively, were for our development and testing research laboratory facilities and for mud logging vehicles.

         We received proceeds from the disposal of fixed assets during the six months ended March 31, 2002 of $1,200. There were no comparable proceeds in the 2001 period.

         We used $173,075 and $212,265 to fund our 50% share of expenses of Sand Creek Energy, LLC during the six month periods ended March 31, 2002 and 2001.

         Financing Activities. Financing activities during the six months ended March 31, 2002 provided proceeds of $500,000 from the issuance of convertible preferred stock as compared to proceeds of $579,175 during the six months ended March 31, 2001. During the six months ended March 31, 2002, we received


$1,077,909 in cash from the issuance of common stock compared to $521,000 during the six months ended March 31, 2001. During the six months ended March 31, 2002, we received proceeds from a stock subscription receivable in the amount of $250,000, as compared to no receivable during the same quarter of the previous year. During the six months ended March 31, 2002, we purchased restricted cash in the amount of $500,000, as compared to no such purchase during the same period of fiscal 2001. During the six months ended March 31, 2002, we paid
$107,349 in offering  costs as compared to $134,035  during the six months ended
March 31, 2001. During the six months ended March 31, 2002, we repaid $30,600 on a related party payable. There were no such repayments during the six months ended March 31, 2001. During the six months ended March 31, 2002, we repaid
$204,758 on our debt obligations as compared to $185,834 during the six months ended March 31, 2001. During the six months ended March 31, 2002, we received net proceeds from a line of credit $370,969 as compared to $78,658 during the same period of fiscal 2001. During the six months ended March 31, 2002, we received proceeds from long-term convertible debt in the amount of $2,250,000, compared to no such proceeds during fiscal 2001. The net cash provided by financing activities during the six months ended March 31, 2002 was $3,606,171, compared to $1,606,880 in cash provided by financing activities during the six months ended March 31, 2001.

         Cash increased during the six months ended March 31, 2002 by $34,866 compared to a decrease of $595,553 during the six months ended March 31, 2001.
These changes increased the ending cash balance to $928,318 at March 31, 2002 and decreased the ending cash balance to $921,262 at March 31, 2001.

Contractual Obligations

         In  addition  to the line of  credit  and  long-term  convertible  debt
previously   described,   we  have  entered  into  various   other   contractual
obligations.  The following table lists our significant liabilities at March 31,
2002.

                                                    Payments Due By Period
                             --------------------------------------------------------------
                               Less than                                           After
   Contractual Obligations      1 year     2-3 years    4-5 years     5 years      Total
-------------------------------------------------------------------------------------------
Line of credit               $  370,969   $     --     $     --     $     --     $  370,969
Long-term debt                  217,499       96,092       36,192      987,438    1,337,221
Long-term convertible debt       45,097      102,506    2,098,807         --      2,246,410
Operating leases                240,530      170,500       84,977         --        496,007
-------------------------------------------------------------------------------------------
                             $  874,095   $  369,098   $2,219,976   $  987,438   $4,450,607
===========================================================================================


         We have entered into various long-term promissory notes, with monthly principal and interest payments of $37,857, at interest rates of 5.9% to 24%, which are collateralized by certain fixed assets of the Company.

         We have leased office space under a non-cancelable operating lease, which expires October 31, 2003, with a renewal option for an additional five years. We have also leased office and warehouse space under a lease which expires during March 2005. In addition we have entered into various other operating leases, which expire through August 2004.


         In addition to the contractual obligations previously described, we have entered into various other commercial commitments. The following table lists these commitments at March 31, 2002.

                                         Amount of Commitment Expiration Per Period
                            ---------------------------------------------------------------
           Other            Less than                                              After
 Commercial Commitments      1 year      2-3 years    4-5 years       5 years      Total
-------------------------------------------------------------------------------------------
Available line of credit   $  629,031   $     --     $       --     $     --     $  629,031
Guarantees                  3,000,000         --             --           --      3,000,000
Employment agreements         954,914      632,367           --           --      1,587,281
-------------------------------------------------------------------------------------------
                           $4,583,945   $  632,367   $       --     $     --     $5,216,312
===========================================================================================


         We are a guarantor on the $1,000,000 line of credit with Premier Bank until it matures on March 1, 2003. In addition, we have guaranteed certain commitments of Sand Creek Energy, LLC in the amount of $2,000,000.

         We have entered into various employment agreements with officers of the Company which extend from August 31, 2001 to August 31, 2004. These agreements describe annual compensation as well as the compensation that we must pay upon termination of employment.


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


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         On July 13, 2001, REN Corporation filed a civil action against Case Corporation in Payne County Court, for collection of approximately $342,000. The civil action was later moved to the United States District Court, Oklahoma. We have asserted that this sum is due as the contract price payable to REN for test equipment that we developed for the customer on its order. The customer is defending the claim on its assertion that the test equipment was not delivered on a timely basis as required by the terms of the contract. REN has asserted that this occurred as a result of change orders requested by the customer. The customer has filed a counterclaim against REN for approximately $298,000 plus attorney fees, costs and interest. REN is defending vigorously against the counterclaim.

         A civil action was filed against Rentech individually and as successor to OKON, Inc. by Shirley and Kenneth Meaux, in the District Court of Jefferson County, Texas. The proceeding was filed on April 4, 2002. The plaintiffs claim that OKON and fifty-seven other defendants injured Shirley Meaux by exposing her to vinyl chlorides contained in their aerosol sprays and other products, causing her to contract cirrhosis. The other defendants include Clairol, Inc., Johnson & Johnson, Revlon, Inc., Walgreens Company and other leading manufacturers and retailers of cosmetics and personal care products; Conoco, Inc., Shell Oil


Company and other oil and gas companies;  Borden  Chemicals,  Inc.; Dow Chemical
Company, and other manufacturers of chemicals; Coronado Paint Company, Inc., ICI
Paints,   Kelly-Moore   Paint  Company,   Sherwin-Williams   Company  and  other
manufacturers  of paints;  and  numerous  other  defendants.  Shirley  Meaux and
Kenneth Meaux have  requested  judgment  against each  defendant in  unspecified amounts for damages, punitive damages, costs, interest and other relief to which they may show they are  entitled.  Rentech  has filed its answer with the court, denying any liability.  Rentech intends to seek to be dismissed from the case on the grounds that OKON has never used vinyl  chlorides in any of its  water-based stains, sealers and coatings.

Item 2.    Changes in Securities and Use of Proceeds.

         The following table shows information concerning all sales of the Company's equity securities sold by the Company during the period covered by this report that were not registered under the Securities Act of 1933, as amended.

                                      No. of                                                          Exemptions
     Date of        Title of        Securities      Offering          Total           Class of           from
      Sale          Security           Sold           Price        Commissions       Purchasers      Registration
      ----          --------           ----           -----        -----------       ----------      ------------
February           Convertible          4(1)      $2,250,000           $0           Accredited     Rules 505, 506,
25, 2002         Promissory Notes                                                   Investors      Sections 4(2),
                                                                                                      4(6)
February         Common Stock      2,226,500      $1,113,850     $55,692.50(2)      Accredited     Rules 505, 506,
28, 2002                                                                            Investors      Sections 4(2),
                                                                                                       4(6)
  March          Stock Purchase      708,833(3)                        $0           Accredited     Rules 505, 506,
10, 2002            Warrants                                                        Investors      Sections 4(2),
                                                                                                       4(6)
  March          Stock Options       300,000(4)                        $0           Accredited     Rules 505, 506,
10, 2002                                                                            Investors      Sections 4(2),
                                                                                                       4(6)

(1) Four convertible promissory notes were issued. The notes are payable, with interest at 8.5% per annum, in monthly installments that amortize the notes over 20 years, with the remaining balance due on February 25, 2006. In addition to the monthly payments in money, after the first 12 months one thirty-sixth of the declining principal balances of the notes are automatically converted into common stock at a conversion price of $.50 per share. If the average market price for the seven preceding trading days is less than $.50 per share, the amount of the money difference is added to the principal of the note. The notes are convertible into no more than 4,500,000 shares of common stock, at a price of $.50 per share, less two shares for every dollar of principal reduction of the notes paid in money.
(2) In addition to the commissions paid in cash, stock purchase warrants were issued for the purchase of 708,833 shares of common stock at $1.00 per share, expiring March 10, 2005.
(3) Stock purchase warrants described in Note 2, exercisable at $1.00 per share expiring March 10, 2005, issued for placement agent services valued at $64,284.
(4) Stock options, exercisable one-third at $.55 per share, one-third at $.60, and one-third at $.65, expiring March 31, 2005, issued for investment banking consulting services valued at $80,076.

         The proceeds of the offerings will be used for development of gas-to-liquids projects and technology, including general working capital.

Item 3.    Defaults Upon Senior Securities. None.

Item 4.    Submission of Matters to a Vote of Security Holders.

On March 26, 2002, the Company held its Annual Meeting of Shareholders. Matters voted on at the meeting and the results of such voting are as follows:

The following persons were elected as directors of the Company for terms expiring in 2005. They received the number of votes set forth below:

        Director                         For                   Withheld
        --------                         ---                   --------
    John P. Diesel                    59,347,404               1,660,385
    Dennis L. Yakobson                59,250,788               1,757,001

The terms of John J. Ball, Ronald C. Butz, Douglas L. Sheeran and Erich W. Tiepel continued after the meeting.

Item 5.    Other Information.  None.

Item 6.    Exhibits and Reports on Form 8-K.

(a)      Exhibits.

Exhibit
Number           Document

EX-3.1 Restated and Amended Articles of Incorporation, dated January 4, 1991 (incorporated herein by reference from the exhibits to Amendment No. 2 to the Registrant's Form S-18 Registration Statement No. 33-37150-D filed with the Securities and Exchange Commission on January 18, 1991).

EX-3.2 Articles of Amendment dated April 5, 1991 to the Restated and Amended Articles of Incorporation (incorporated herein by reference from the exhibits to the Registrant's Current Report on Form 8-K dated August 10, 1993 filed with the Securities and Exchange Commission).

EX-3.3 Articles of Amendment dated January 26, 1998 to Articles of Incorporation - Preferences, Limitations and Relative Rights of Convertible Stock, Series 1998-B of Rentech, Inc. (incorporated herein by reference from Exhibit No. 3. (I). 2 to Registrant's Form 10-KSB filed with the Securities and Exchange Commission on January 13, 1999).

EX-3.4 Articles of Amendment dated December 4, 1998 to Articles of Incorporation - Designation, Preferences and Rights of Series 1998-C Participating Cumulative Preference Stock of Rentech, Inc. pertaining to its Shareholder Rights Plan (incorporated herein by reference from Exhibit No. 3. (I). 4 to Registrant's Form 10-KSB filed with the Securities and Exchange Commission on January 13, 1999).

EX-3.5 Bylaws dated January 19, 1999 (incorporated herein by reference from Exhibit No. EX-3. (11) to Registrant's Form 10-KSB filed with the Securities and Exchange Commission on January 12,
                2000).

EX-4.1 Shareholder Rights Plan dated November 10, 1998 (incorporated herein by reference from the exhibits to Current Report on Form 8-K filed with the Securities and Exchange Commission on November 19, 1998).

EX-4.2 Form of Convertible Promissory Note issued under the 2002 private placement of convertible promissory notes (incorporated herein by reference from Exhibit No. EX-4.2 to Registrant's Form S-3 Registration Statement No. 333-85682 filed with the Securities and Exchange Commission on April 5, 2002).

EX-4.3 Form of Warrant issued under the 2002 private placement of securities (incorporated herein by reference from Exhibit No. EX-4.3 to Registrant's Form S-3 Registration Statement No. 333-85682 filed with the Securities and Exchange Commission on April 5, 2002).

EX-4.4 Form of Registration Rights Agreement for the 2002 private placement of securities (incorporated herein by reference from Exhibit No. EX-4.4 to Registrant's Form S-3 Registration Statement No. 333-85682 filed with the Securities and Exchange Commission on April 5, 2002).

EX-4.5 Form of Non-statutory Stock Option Agreement issued to consultants for services provided in 2002 (incorporated herein by reference from Exhibit No. EX-4.5 to Registrant's Form S-3 Registration Statement No. 333-85682 filed with the Securities and Exchange Commission on April 5, 2002).


(b)      Reports on Form 8-K:

         Form 8-K dated April 3, 2002 reporting under Item 5, Other Materially Important Events

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        RENTECH, INC.


Dated: May 15, 2002                      /s/ Dennis L. Yakobson
                                        ----------------------------------------
                                        Dennis L. Yakobson, President


Dated: May 15, 2002                      /s/ James P. Samuels
                                        ----------------------------------------
                                        James P. Samuels, Vice President-Finance
                                        and Chief Financial Officer