Form 10-Q
period 2002-06-30
RENTECH INC /CO/
filed 2002-08-14
CIK 868725

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2002

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

         The number of shares outstanding of each of the issuer's classes of common equity, as of July 31, 2002: common stock - 71,000,198.

                                  RENTECH, INC.
                           FORM 10-Q QUARTERLY REPORT
                          THIRD QUARTER OF FISCAL 2002

                                Table of Contents

                   PART I - FINANCIAL INFORMATION (UNAUDITED)

Item 1.  Consolidated Financial Statements:

           Consolidated Balance Sheets as of June 30, 2002
           and September 30, 2001 (audited)....................................4

           Consolidated Statements of Operations for the three and
           nine months ended June 30, 2002 and 2001............................6

           Consolidated Statement of Stockholders' Equity for
           the nine months ended June 30, 2002.................................7

           Consolidated Statements of Cash Flows for the nine
           months ended June 30, 2002 and 2001.................................9

           Notes to the Consolidated Financial Statements.....................10

Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.........................22

Item 3.  Quantitative and Qualitative Disclosures about Market Risk...........31


                                                PART II - OTHER INFORMATION

Item 1.  Legal Proceedings....................................................31

Item 2.  Changes in Securities and Use of Proceeds............................32

Item 3.  Defaults Upon Senior Securities - None...............................33

Item 4.  Submission of Matters to a Vote of Security Holders..................33

Item 5.  Other Information - None.............................................33

Item 6.  Exhibits and Reports on Form 8-K.....................................33

(a)       Exhibits
(b)       Form 8-K

Signatures....................................................................37

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


RENTECH, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
                                                                June 30,
                                                                 2002        September 30,
                                                             (Unaudited)          2001
------------------------------------------------------------------------------------------
Assets

Current assets
    Cash and cash equivalents                                $   318,627      $   893,452
    Restricted cash                                              500,000             --
    Accounts receivable, net of $12,000 and $7,325
      allowance for doubtful accounts                          1,428,744        1,745,838
    Costs and estimated earnings in excess of billings           926,600           73,020
    Stock subscription receivable                                   --            250,000
    Note receivable                                                 --            191,779
    Other receivables                                             44,173           52,706
    Receivable from related party                                 17,968           69,293
    Inventories                                                  794,677          738,238
    Prepaid expenses and other current assets                    305,248          309,064
------------------------------------------------------------------------------------------

Total current assets                                           4,336,037        4,323,390
------------------------------------------------------------------------------------------

Property and equipment, net of accumulated depreciation
      and amortization of $1,196,433 and $931,330              4,224,607        4,388,776
------------------------------------------------------------------------------------------

Other assets
    Licensed technology, net of accumulated
      amortization of $2,020,333 and $1,848,747                1,410,816        1,582,402
    Capitalized software costs, net of accumulated
      amortization of $449,376 and $236,429                      474,296          711,263
    Goodwill, net of accumulated amortization
      of $400,599                                              1,511,368        1,511,368
    Production backlog, net of accumulated amortization
      of $166,117 and $27,762                                       --            138,355
    Non-compete agreement, net of accumulated amortization
      of $30,233 and $5,432                                      132,268          157,069
    Investment in INICA, Inc.                                  3,079,107        3,079,107
    Investment in Sand Creek                                       8,663             --
    Technology rights, net of accumulated
      amortization of $136,679 and $115,098                      151,067          172,648
    Deposits and other assets                                    172,265           51,077
------------------------------------------------------------------------------------------

Total other assets                                             6,939,850        7,403,289
------------------------------------------------------------------------------------------

Total assets                                                 $15,500,494      $16,115,455
==========================================================================================

See notes to the consolidated financial statements.


RENTECH, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (continued)
                                                                                June 30,
                                                                                   2002        September 30,
                                                                               (Unaudited)         2001
------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity

Current liabilities
    Accounts payable                                                           $    517,748    $    883,255
    Billings in excess of costs and estimated earnings                               44,980         130,930
    Payable to related party                                                           --            30,600
    Accrued payroll                                                                 537,414         536,530
    Accrued liabilities                                                             416,290         436,017
    Contract liability                                                                 --           750,000
    Line of credit payable                                                          877,066            --
    Current portion of long-term debt                                               134,183         143,863
    Current portion of long-term convertible debt                                    46,062            --
------------------------------------------------------------------------------------------------------------

Total current liabilities                                                         2,573,743       2,911,195
------------------------------------------------------------------------------------------------------------

Long-term liabilities
    Long-term debt, net of current portion                                        1,096,204       1,147,773
    Long-term convertible debt, net of current portion                            2,189,430            --
    Lessee deposits                                                                   7,485           7,485
    Investment in Sand Creek                                                           --             2,669
------------------------------------------------------------------------------------------------------------
Total long-term liabilities                                                       3,293,119       1,157,927
------------------------------------------------------------------------------------------------------------

Total liabilities                                                                 5,866,862       4,069,122
------------------------------------------------------------------------------------------------------------

Minority interest                                                                   344,716         309,632

Commitments and contingencies

Stockholders' equity
    Series B convertible preferred stock - $10 par value; 800,000 shares
      authorized; 691,664 shares issued and 27,778 outstanding and converted           --           277,780
    Series C participating preferred stock - $10 par value; 500,000
      shares authorized; no shares issued or outstanding                               --              --
    Common stock - $.01 par value; 100,000,000 shares authorized;
      70,950,198 and 66,665,631 shares issued and outstanding                       709,502         666,653
    Additional paid-in capital                                                   38,249,964      36,384,562
    Unearned compensation                                                            (2,580)        (21,266)
    Accumulated deficit                                                         (29,667,970)    (25,571,028)
------------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                        9,288,916      11,736,701
 ------------------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                                     $ 15,500,494    $ 16,115,455
============================================================================================================

See notes to the consolidated financial statements.


RENTECH, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)

                                                    Three Months Ended              Nine Months Ended
                                                         June 30,                        June 30,
                                                    2002            2001            2002            2001
-----------------------------------------------------------------------------------------------------------

Revenues:
    Product sales                              $    575,710    $    758,959    $  1,384,909    $  1,736,114
    Service revenues                              1,867,238       1,589,857       5,810,598       3,858,969
    Royalty income                                   60,000          60,000         180,000         180,000
-----------------------------------------------------------------------------------------------------------
Total revenues                                    2,502,948       2,408,816       7,375,507       5,775,083
-----------------------------------------------------------------------------------------------------------

Cost of sales:
    Product costs                                   237,815         429,582         657,152         826,393
    Service costs                                 1,188,199       1,326,836       3,336,998       2,978,140
    Research and development contract costs           3,000            --           128,000            --
-----------------------------------------------------------------------------------------------------------
Total costs of sales                              1,429,014       1,756,418       4,122,150       3,804,533
-----------------------------------------------------------------------------------------------------------

Gross profit                                      1,073,934         652,398       3,253,357       1,970,550

Operating expenses:
    General and administrative expense            1,446,306         945,304       5,709,968       3,704,526
    Depreciation and amortization                   206,953         198,884         680,237         534,932
    Research and development                        370,805          99,787         579,143         147,816
-----------------------------------------------------------------------------------------------------------
Total operating expenses                          2,024,064       1,243,975       6,969,348       4,387,274
-----------------------------------------------------------------------------------------------------------
Loss from operations                               (950,130)       (591,577)     (3,715,991)     (2,416,724)

Other income (expense):
    Equity in loss of investee                      (46,512)       (113,758)       (196,668)       (290,803)
    Interest income                                   6,365          34,692          14,573         101,938
    Interest expense                                (87,925)        (22,230)       (163,960)        (71,449)
    Gain on disposal of fixed assets                  2,944            --               189            --
-----------------------------------------------------------------------------------------------------------
Total other income (expense)                       (125,128)       (101,296)       (345,866)       (260,314)
-----------------------------------------------------------------------------------------------------------
Minority interest in subsidiary's net income        (16,761)           --           (35,085)           --
-----------------------------------------------------------------------------------------------------------
Net loss                                       $ (1,092,019)   $   (692,873)   $ (4,096,942)   $ (2,677,038)
-----------------------------------------------------------------------------------------------------------

Dividends on preferred stock                           --              --           136,932         466,180
-----------------------------------------------------------------------------------------------------------

Loss applicable to common stock                $ (1,092,019)   $   (692,873)   $ (4,233,874)   $ (3,143,218)
 -----------------------------------------------------------------------------------------------------------

Basic and diluted weighted average
number of common shares outstanding              70,950,198      65,467,127      69,536,582      64,180,873
-----------------------------------------------------------------------------------------------------------

Per share loss:
    Basic and diluted                          $      (0.02)   $      (0.01)   $      (0.06)   $      (0.05)
===========================================================================================================

See notes to consolidated financial statements.


RENTECH, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity
For the Nine Months Ended June 30, 2002 (Unaudited)

                                                    Convertible
                                                  Preferred Stock                Common Stock            Additional
                                                      Series B                                Par          Paid-in
                                              Shares          Amount         Shares          Value         Capital
--------------------------------------------------------------------------------------------------------------------

Balance, October 1, 2001                        27,778    $    277,780      66,665,631   $    666,653   $ 36,384,562
Common stock issued for cash, net of
    offering costs of $85,009                     --              --         2,126,500         21,267        956,974
Common stock issued for options
    and warrants exercised                        --              --           566,474          5,665        119,738
Preferred stock issued for cash, net of
    offering costs of $25,000                   50,000         500,000            --             --          (25,000)
Common stock issued for conversion of
    preferred stock                            (77,778)       (777,780)      1,591,593         15,917        761,863
Deemed dividends on convertible
    preferred stock of $136,932                   --              --              --             --             --
Options granted/earned for services               --              --              --             --           51,827
Net loss for the nine months ended
    June 30, 2002                                 --              --              --             --             --
--------------------------------------------------------------------------------------------------------------------

Balance, June 30, 2002 (unaudited)                --      $       --        70,950,198   $    709,502   $ 38,249,964
==============================================================================================================------

See notes to the consolidated financial statements.


RENTECH, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity Continued
For the Nine Months Ended June 30, 2002 (Unaudited)

                                                                               Total
                                             Unearned       Accumulated     Stockholders
                                           Compensation       Deficit          Equity
----------------------------------------------------------------------------------------

Balance, October 1, 2001                  $    (21,266)   $(25,571,028)   $ 11,736,701
Common stock issued for cash, net of
    offering costs of $85,010                     --              --           978,241
Common stock issued for options
    and warrants exercised                        --              --           125,403
Preferred stock issued for cash, net of
    offering costs of $25,000                     --              --           475,000
Common stock issued for conversion of
    preferred stock                               --              --              --
Deemed dividends on convertible
    preferred stock of $136,932                   --              --              --
Options granted/earned for services             18,686            --            70,513
Net loss for the nine months ended
    June 30, 2002                                 --        (4,096,942)     (4,096,942)
----------------------------------------------------------------------------------------

Balance, June 30, 2002 (unaudited)        $     (2,580)   $(29,667,970)   $  9,288,916
========================================================================================



RENTECH, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows  (Unaudited)

For the Nine Months Ended June 30,                                             2002          2001
----------------------------------------------------------------------------------------------------

Operating activities:
    Net loss                                                              $(4,096,942)   $(2,677,038)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation                                                            380,595        402,355
      Amortization                                                            593,290        262,264
      Increase in allowance for doubtful accounts                               4,675          1,729
      Bad debt expense                                                        191,779           --
      Stock options and warrants issued for services                           70,514        153,546
      Equity in loss of investee                                              196,668        290,803
      Gain on disposal of fixed assets                                            189           --
      Minority interest in net loss of subsidiary                              35,084           --
      Revenue recognized from contract liability                             (750,000)          --
    Changes in operating assets and liabilities:
      Accounts receivable                                                     312,419       (829,281)
      Costs and estimated earnings in excess of billings                     (853,580)          --
      Other receivables and receivable from related party                      59,858        (19,568)
      Inventories                                                             (56,439)       (96,992)
      Prepaid expenses and other current assets                               250,569        (47,963)
      Interest receivable                                                        --          (63,278)
      Accounts payable                                                       (365,507)        47,429
      Billings in excess of costs and estimated earnings                      (85,950)          --
      Accrued liabilities and accrued payroll                                  36,901        327,893
      Lessee deposits                                                            --           (2,145)
----------------------------------------------------------------------------------------------------

Net cash used in operating activities                                      (4,075,877)    (2,250,246)
----------------------------------------------------------------------------------------------------

Investing activities:
    Purchase of property and equipment                                       (226,605)      (467,252)
    Payment for capitalized software costs                                       --         (419,743)
    Proceeds from disposal of fixed assets                                      9,990           --
    Cash used in purchase of investments                                     (208,000)      (302,194)
    Deposits and other assets                                                (121,188)       (49,763)
----------------------------------------------------------------------------------------------------

Net cash used in investing activities                                        (545,803)    (1,238,952)
----------------------------------------------------------------------------------------------------

Financing activities:
    Proceeds from issuance of convertible preferred stock                     500,000        779,175
    Proceeds from issuance of common stock                                  1,132,909      2,396,192
    Proceeds from stock subscription receivable                               250,000           --
    Purchase of restricted cash                                              (500,000)          --
    Payment of offering costs                                                (110,010)      (185,954)
    Redemption of preferred stock and warrants to purchase common stock          --           (2,084)
    Proceeds from line of credit, net                                         877,066           --
    Payments on related party payable                                         (30,600)          --
    Proceeds from long-term debt and notes payable                          2,250,000           --
    Proceeds from contract liability                                             --          750,000
    Payments on long-term debt and notes payable                             (322,510)      (255,570)
----------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                   4,046,855      3,481,759
----------------------------------------------------------------------------------------------------

Decrease in cash and cash equivalents                                        (574,825)        (7,439)
Cash and cash equivalents,
    beginning of period                                                       893,452      1,516,815
----------------------------------------------------------------------------------------------------
Cash and cash equivalents,
    end of period                                                         $   318,627    $ 1,509,376
====================================================================================================

See notes to consolidated financial statements.

RENTECH, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2002  (Unaudited)

1.       Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements included in the Company's September 30, 2001 annual report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended June 30, 2002 are not necessarily indicative of the results that may be realized for the full fiscal year ending September 30, 2002.

2.       Significant Accounting Policies

         Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

         Property, Equipment, Depreciation and Amortization - Property and equipment is stated at cost. Depreciation and amortization expense are computed using the straight-line method over the estimated useful lives of the assets, which range from three to thirty years, except for leasehold improvements, which are amortized over the shorter of the useful life or the remaining lease term. Maintenance and repairs are expensed as incurred. Major renewals and improvements are capitalized. When property and equipment is retired or otherwise disposed of, the asset and accumulated depreciation or amortization is removed from the accounts and the resulting profit or loss is reflected in operations.

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

         Revenue Recognition - Sales of water-based stains, sealers and coatings are recognized when the goods are shipped to the customers, as all goods are shipped FOB shipping point. Revenues from oil and gas field services are recognized at the completion of the service. Laboratory research revenues are recognized as the services are provided. Rental income is recognized monthly as per the lease agreement, and is included in the alternative fuels segment as a part of service revenues. Royalty fees are recognized when the revenue earning activities that are to be provided by the Company have been performed and no future obligation to perform services exist. Revenue from the manufacture of industrial automation systems is recognized based upon the percentage of completion method of accounting and per the terms of customer contracts.

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

         Research and Development Expenses - Research and development expenses include direct materials, direct labor, indirect labor, employee fringe benefits and other miscellaneous costs incurred to develop and refine certain technologies employed in the respective operating segment. These costs are expensed as incurred.

         Advertising Costs - The Company recognizes advertising expense when incurred.

         Income Taxes - The Company accounts for income taxes under the liability method, which requires an entity to recognize deferred tax assets and liabilities. Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years.

         Net Loss Per Common Share - SFAS No. 128, "Earnings Per Share" provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income (loss) applicable to common stock by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. For the three and nine months ended June 30, 2002 and 2001, total stock options of 4,837,766 and 8,074,300, total stock warrants of 3,846,867 and 3,992,977 and total convertible debt of 4,470,984 and 0 were not included in the computation of diluted loss per share because their effect was anti-dilutive.

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

         Comprehensive Loss - Comprehensive loss is comprised of net loss and all changes to the consolidated statement of stockholders' equity, except those changes made due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the three and nine months ended June 30, 2002 and 2001, the Company had no items of comprehensive loss other than net loss; therefore, a separate statement of comprehensive loss has not been presented for these periods.

         Recent Accounting Pronouncements - In June 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 141 also requires that companies recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria and, upon adoption of SFAS No. 142, that companies reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS No. 141. SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that companies identify reporting units for the purpose of assessing potential future impairments of goodwill, reassessing the useful lives of other existing recognized intangible assets and ceasing amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS No. 142. This Statement was effective October 1, 2001 for the Company as the Company decided to early adopt this statement. The Company's previous business combinations were accounted for using the purchase method.
Effective October 1, 2001, the Company ceased amortizing goodwill for its previous business combinations. In accordance with the provisions of SFAS No. 142, the Company has not amortized goodwill for the August 2001 acquisition of REN Corporation. The Company has determined that its reportable units are also its four business segments as discussed at Note 5. The Company completed the transitional impairment test of goodwill in March 2002 and determined that goodwill is not impaired. In accordance with SFAS No. 142, the Company is no longer amortizing goodwill. For the nine months ended June 30, 2002, the Company had a decrease in amortization expense of $70,358, compared to the same period of fiscal 2001.

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

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB No. 4, 44 and 64, Amendment of FASB No. 13, and Technical Corrections." SFAS rescinds FASB No. 4 "Reporting Gains and Losses from Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This statement also rescinds SFAS No. 44 "Accounting for Intangible Assets of Motor Carriers" and amends SFAS No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This statement is effective for fiscal years beginning after May 15, 2002. The Company does not expect the adoption of this statement to have a material effect on the Company's financial statements.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption of this statement to have a material effect on the Company's financial statements.

         Reclassifications - Certain reclassifications have been made to the 2001 financial statements in order for them to conform to the 2002 presentation. Such reclassifications have no impact on the Company's financial position or results of operations.

3.       Inventories


         Inventories consist of the following:

                             June 30, 2002      September 30, 2001
                              (Unaudited)
         ---------------------------------------------------------
         Finished goods    $           85,013   $           86,647
         Work in process              394,098              384,563
         Raw materials                315,566              267,028
         ---------------------------------------------------------
                           $          794,677   $          738,238
         =========================================================

4.       Stockholders' Equity

         Common Stock - During the nine months ended June 30, 2002, the Company offered for sale its common stock in a private placement memorandum for the purpose of raising up to $2,250,000. The Company granted non-exclusive rights to several placement agents to sell the shares under the memorandum. The Company offered for sale shares of its $.01 par value common stock at a purchase price of $0.50 per share. In addition, the Company offered to the brokers a warrant to purchase one share of the Company's common stock for every three shares of the Company's common stock sold, at an exercise price of $1.00, exercisable for a period of five years from the date of the memorandum. During the nine-month period, the Company issued 2,126,500 shares of its common stock for $978,241, net of $85,010 in offering costs. The Company also issued nine warrants to purchase 708,834 shares of the Company's common stock to brokers related to the memorandum. In addition, during the nine months ended June 30, 2002, the Company issued 292,508 shares of its common stock upon the exercise of stock options for cash proceeds of $69,659. The Company also issued 273,966 shares of its common stock upon the exercise of stock options in partial settlement of accrued payroll of $55,744.

         Preferred Stock - During the nine months ended June 30, 2002, the Company issued for cash 50,000 shares of Series B convertible preferred stock ("preferred stock") for $475,000, net of $25,000 in offering costs. The Company recorded a deemed dividend of $136,932 when it issued the preferred stock as the preferred stock was convertible at a discount into common stock of the Company. During the nine-month period, the holders converted all of their preferred stock into 1,591,593 shares of common stock.

         Stock Options - During the nine months ended June 30, 2002, the Company recorded $51,827 in consulting expense from the issuance of stock options.

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


                                                          Three Months Ended             Nine Months Ended
                                                              June 30,                        June 30,
                                                   ------------------------------------------------------------
                                                       2002            2001            2002            2001
---------------------------------------------------------------------------------------------------------------

Revenues:
      Alternative fuels                            $    649,815    $    852,795    $  2,137,797    $  2,035,603
      Paints                                            575,710         758,959       1,384,909       1,736,114
      Oil and gas field services                        417,189         797,062       1,564,388       2,003,366
      Industrial automation systems                     860,234            --         2,288,413            --
---------------------------------------------------------------------------------------------------------------
                                                   $  2,502,948    $  2,408,816    $  7,375,507    $  5,775,083
===============================================================================================================

Income (loss) from operations:
      Alternative fuels                            $   (878,183)   $   (726,303)   $ (3,298,275)   $ (2,717,842)
      Paints                                             30,981          45,997        (185,744)        117,923
      Oil and gas field services                        (98,326)         88,729        (155,845)        183,195
      Industrial automation systems                      (4,602)           --           (76,127)           --
---------------------------------------------------------------------------------------------------------------
                                                   $   (950,130)   $   (591,577)   $ (3,715,991)   $ (2,416,724)
===============================================================================================================

Depreciation and amortization:
      Alternative fuels                            $    194,301    $    186,902    $    600,512    $    495,107
      Paints                                             20,610          27,757          53,418          83,269
      Oil and gas field services                         33,347          29,454          98,933          86,243
      Industrial automation systems                      73,011            --           221,022            --
---------------------------------------------------------------------------------------------------------------
                                                   $    321,269    $    244,113    $    973,885    $    664,619
===============================================================================================================
Equity in net loss of investees:
      Alternative fuels                            $    (46,512)   $   (113,758)   $   (196,668)   $   (290,803)
===============================================================================================================

Expenditures for additions of long-lived assets:
      Alternative fuels                            $     14,567    $    371,084    $    126,423    $    747,018
      Paints                                              1,684            --            21,342            --
      Oil and gas field services                          3,900         136,771          60,090         235,829
      Industrial automation systems                       3,327            --            18,750            --
---------------------------------------------------------------------------------------------------------------
                                                   $     23,478    $    507,855    $    226,605    $    982,847
===============================================================================================================

Investment in equity method investees:
      Alternative fuels                            $      8,663    $     21,975    $      8,663    $     21,975
===============================================================================================================

Total assets:
      Alternative fuels                            $  8,885,185    $ 14,621,504    $  8,885,185    $ 14,621,504
      Paints                                          1,529,407       1,625,458       1,529,407       1,625,458
      Oil and gas field services                      1,943,620       2,072,880       1,943,620       2,072,880
      Industrial automation systems                   3,142,282            --         3,142,282            --
---------------------------------------------------------------------------------------------------------------
                                                   $ 15,500,494    $ 18,319,842    $ 15,500,494    $ 18,319,842
===============================================================================================================

6.       Investment in Sand Creek

         On January 7, 2000, the Company and Republic Financial Corporation ("Republic") through Sand Creek Energy, LLC (SCE) purchased the "Sand Creek" methanol facility and all the supporting infrastructure, buildings and the underlying 17 acre site. The Company and Republic do not expect to use the Sand Creek plant for commercial production of liquid hydrocarbons. Instead, the Company may use it as a large pilot plant for continuing work with the Rentech GTL Technology, or the Company may sell some or all of the assets of SCE. The Company has two letters of continued interest under which certain real estate, equipment and systems of the facility would be sold for up to $3,100,000.

         The owner of the facility is SCE which is 50 percent owned by Rentech Development Corporation, a wholly-owned subsidiary of Rentech, Inc., and 50 percent owned by RFC-Sand Creek Development, LLC, a wholly-owned subsidiary of Republic Financial Corporation. Republic Financial Corporation is headquartered in Aurora, Colorado. In connection with the acquisition of the facility, SCE assumed certain commitments with third parties. The Company and Republic guaranty the full and punctual performance and payment by SCE of all SCE's obligations with respect to this facility. SCE received an unconditional release from Public Service Company of Colorado and Conoco on October 16, 2001 for certain natural gas purchase obligations of the facility. As a result, the aggregate liability of the Company under this guaranty was reduced from $4,000,000 to $1,000,000. However, there are no active contracts to which this guaranty relates.

         During the nine months ended June 30, 2002 and 2001, the Company contributed $208,000 and $302,194 to SCE and recognized $196,668 and $290,803 related to its equity in SCE's loss. As of June 30, 2002, the Company had a $17,968 receivable due from SCE.

7.       Contract Liability

         On January 18, 2001, the Company was granted a services contract by the Wyoming Business Council, Energy Section, Investment Ready Communities Division ("WBC"). Under the contract, Rentech received $800,000 to finance a Gas-to-Liquids ("GTL") feasibility study within the State. On February 9, 2001, the Company received the first $750,000 payment as per the terms of the contract. The WBC funding was used to evaluate two potential GTL projects utilizing Rentech's patented and proprietary Fischer-Tropsch Gas-to-Liquids technology. Phase I involved studying the feasibility of retrofitting a portion of an existing methanol facility in Wyoming. Phase II involved the study of the feasibility of constructing a separate greenfield plant at the same site. The Company delivered the feasibility study in December 2001 and recognized $800,000 in revenue under the contract. The Company determined that it was not feasible to proceed with the conversion of the Wyoming facility as well as conversions of methanol facilities worldwide. Therefore, since the Company has fulfilled its oblications, the Company has recognized $800,000 as revenue under the contract during the six months ended March 31, 2002 in accordance with SFAS No. 68 "Research and Development Arrangements". If in fact the Company chooses to proceed with the conversion of a methanol facility worldwide at any time in the future, the Company would be required to repay to the WBC the grant at the rate of 120% of the original $800,000 for a total amount not to exceed $960,000, over a period of time not to exceed six years. The repayment would only be from a 5% share of royalties from the conversion of methanol facilities to the Rentech GTL Technology worldwide. Based on the conclusions reached in the study, the Company does not intend to proceed with an application of its technology in a methanol facility.

8.       Supplemental Data to Statements of Cash Flows

         For the nine months ended June 30, 2002 and 2001, the Company made cash interest payments of $163,960 and $71,203. Excluded from the statements of cash flows for the nine months ended June 30, 2002 and 2001 were the effects of certain non-cash investing and financing activities as follows:


                            Nine Months Ended June 30,                          2002         2001
          -----------------------------------------------------------------------------------------
         Issuance of common stock for conversion of convertible
             preferred stock and dividends                                    $777,780     $888,888
         Issuance of common stock for exercise of stock options               $ 55,744     $   --
         Purchase of annual insurance financed with a note payable            $246,753     $   --
         Issuance of common stock for deposit on potential business
             acquisition                                                      $   --       $244,000
         Purchase of equipment financed with a capital lease obligation       $   --       $ 95,852


9.       Costs and Estimated Earnings on Uncompleted Contracts


         The costs and estimated earnings related to uncompleted contracts are summarized as follows:


         --------------------------------------------------------------------------------
                                                      June 30, 2002   September 30, 2001
                                                       (Unaudited)
         --------------------------------------------------------------------------------

         Costs incurred on uncompleted contracts       $ 1,330,959      $   484,065
         Estimated earnings                                710,710          164,488
         --------------------------------------------------------------------------------

         Total costs incurred and estimated earnings     2,041,669          648,553
         Less billings to date                           1,160,049          706,463
         --------------------------------------------------------------------------------
                                                       $   881,620      $   (57,910)
         ================================================================================

         Included  in  the  accompanying   balance  sheet  under  the  following
captions:

         --------------------------------------------------------------------------------
                                                      June 30, 2002   September 30, 2001
                                                       (Unaudited)
         --------------------------------------------------------------------------------

         Costs and estimated earnings in excess of
           billings on uncompleted contracts           $   926,600      $    73,020
         Billings in excess of costs and estimated
           earnings on uncompleted contracts               (44,980)        (130,930)
                                                       -----------      -----------
                                                       $   881,620      $   (57,910)

There were no amounts included in accounts receivable at June 30, 2002 or September 30, 2001 for amounts billed but not collected in accordance with retainage provisions of contracts.

10.      Goodwill and Other Intangibles

         Effective October 1, 2001, the Company elected early adoption of SFAS No. 142, which is permitted for entities with fiscal years beginning after March 15, 2001. As of October 1, 2001, the Company had $1,511,368 in unamortized goodwill. In accordance with the provisions of SFAS No. 142, the Company has ceased amortization of goodwill from the acquisitions of OKON and PML. As a result, the Company has not amortized goodwill, resulting in a decrease of expense of $70,358 for the nine months ended June 30, 2002, compared to the same period of fiscal 2001. If the Company had not recorded $70,358 in amortization of goodwill, the loss applicable to common stock for the nine months ended June 30, 2001 would have been $3,072,860, or $.05 per share. In accordance with SFAS No. 142, the Company has six months from the initial date of adoption to complete a transitional impairment test of goodwill. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of the Company's fiscal year. The Company completed its impairment test as of March 31, 2002 and determined that there is no impact on the Company's financial position and results of operations, as goodwill is not impaired. Goodwill will be tested annually and whenever events and circumstances occur indicating that goodwill might be impaired.

         Upon the adoption of SFAS No. 142, the Company evaluated the useful lives of its existing intangible assets and determined that the existing useful lives are appropriate. Therefore, there was no impact on the Company's results of operations for the nine months ended June 30, 2002.

         The Company estimates amortization expense for its intangible assets to be approximately $456,000 during the fiscal year ended September 30, 2002, and approximately $290,000 in each of the fiscal years ending September 30, 2003, 2004, 2005 and 2006.

The following table summarizes the activity in goodwill for the periods indicated:

---------------------------------------------------------------------------
                                   Nine Months Ended          Year Ended
                                     June 30, 2002       September 30, 2001
                                      (Unaudited)
---------------------------------------------------------------------------
Goodwill:

       Beginning balance             $ 1,511,368            $ 1,104,905
       Additions                            --                  504,814
       Amortization                         --                  (98,351)
---------------------------------------------------------------------------

                                     $ 1,511,368            $ 1,511,368
===========================================================================

The following table summarizes the activity for intangible assets subject to amortization:

--------------------------------------------------------------------------------
                                           Nine Months Ended      Year Ended
                                             June 30, 2002    September 30, 2001
                                              (Unaudited)
--------------------------------------------------------------------------------

Licensed technology and technology rights:

       Beginning balance                     $ 1,755,050          $ 2,005,418
       Amortization                             (193,167)            (250,368)
--------------------------------------------------------------------------------

                                             $ 1,561,833          $ 1,755,050
================================================================================

Other intangibles:

       Beginning balance                     $   295,424          $      --
       Additions                                    --                328,617
       Amortization                             (163,156)             (33,193)
--------------------------------------------------------------------------------

                                             $   132,268          $   295,424
================================================================================


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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30, 2002 AND 2001

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

Results of Operations

         Revenues. We had revenues from product sales, service revenues and royalty income of $7,375,507 and $2,502,948 for the nine and three months ended June 30, 2002, compared to $5,775,083 and $2,408,816 for the nine and three months ended June 30, 2001.

         Product Sales. Our product sales were realized from sales of water-based stains, sealers and coatings by our subsidiary, OKON, Inc. through which we conduct the paint business segment. These sales produced revenues of $1,384,909 and $575,710 for the nine and three months ended June 30, 2002. This compares to revenues from this segment of $1,736,114 and $758,959 for the nine and three months ended June 30, 2001. The decreases of 20% and 24% in revenue from this segment were due to a continued industry-wide reduction in inventory purchasing and stocking levels by customers, resulting from construction slow-downs in our primary distribution markets.

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

         Service revenues in the amount of $1,564,388 and $417,189 were derived from contracts for the oil and gas field services provided by our subsidiary, Petroleum Mud Logging, Inc., during the nine and three months ended June 30, 2002. Our oil and gas field services revenue for the nine and three months ended June 30, 2002 decreased by $438,978 and $379,873 as compared to the service revenues of $2,003,366 and $797,062 for the nine and three months ended June 30, 2001. The decreases in oil and gas field services revenue were due to decreased demand for our mud logging services, resulting from a substantial decrease in drilling for new natural gas wells in our service market.

         Service revenues in the amount of $2,288,413 and $860,234 were derived from contracts for the manufacture of complex microprocessor controlled industrial automation systems by our 56% owned subsidiary, REN Corporation, for the nine and three months ended June 30, 2002. We had no service revenues during the same period of fiscal 2001 for this segment as the acquisition of REN Corporation was completed on August 1, 2001.

         Service revenues also include revenue earned for technical services provided to certain customers with regard to the Rentech GTL Technology. Our service revenues for these technical services were $1,872,141 and $560,568 for the nine and three months ended June 30, 2002, including $1,072,141 and $560,568 from Texaco, as compared to $1,762,957 and $758,187 during the same periods of fiscal 2001. The increase of 6% in revenue for the nine month period was primarily due to the completion of the study for the Wyoming Business Council, under which $800,000 in revenue was recognized. The decrease of 26% in revenue for the three month period was a result of a decrease in paid feasibility studies during the third quarter of fiscal 2002 as compared to fiscal 2001, primarily due to the varied timing of studies awarded by customers. These technical services were provided at our development and testing laboratory.

         Service revenues included rental income as well. We leased part of our development and testing laboratory building in Denver, which was acquired in February 1999, to a tenant. Rental income from this tenant contributed $85,656 and $29,247 in revenue during the nine and three months ended June 30, 2002 as compared to $92,646 and $34,608 during the nine and three months ended June 30, 2001. Rental income is included in our alternative fuels segment.

         Royalty Income. Royalty income consisted of royalties that we received as a result of our October 1998 license of the Rentech GTL Technology to Texaco. Under the license agreement, we earned $180,000 and $60,000 in royalties during the nine and three months ended June 30, 2002 and 2001. After Texaco is producing liquid hydrocarbons through the use of our technology, it is allowed by the license agreement to apply the royalty payments made after the initial $100,000 payment against future royalty payments made on account of production. Royalty income is included in our alternative fuels segment.

         Costs of Sales. Our costs of sales include costs for our products as well as for our oil and gas field services and technical services, which includes research and development contract costs, and industrial automation services. During the nine and three months ended June 30, 2002, the combined costs of sales were $4,122,150 and $1,429,014 compared to $3,804,533 and $1,756,418 for the prior year. The increase for the nine month periods of

$317,617 and the decrease for the three month periods of $327,404 resulted from the combination of factors described below for each segment.

         Costs of sales for product sales are the cost of sales of our paint business segment for sales of stains, sealers and coatings. During the nine and three months ended June 30, 2002, our costs of sales for the paint segment decreased by $169,241 and $191,767 to $657,152 and $237,815, as compared to the nine and three months ended June 30, 2001. These decreases, primarily in raw materials and labor costs, are a direct result of the decreases in product sales for the nine and three month periods due to a continued industry-wide reduction in inventory purchasing and stocking levels by customers, resulting from construction slow-downs in our primary distribution markets.

         Costs of sales for oil and gas field services were $1,255,144 and $355,994 for the nine and three months ended June 30, 2002, down from $1,439,131 and $593,511 for the nine and three months ended June 30, 2001. The decreases of $183,987 and $237,517 for the nine and three month periods, primarily for labor and employee benefits, were due to decreased demand for our mud logging services, resulting from a substantial decrease in drilling for new natural gas wells in our service market.

         Costs of sales for the industrial automation systems segment were $1,666,244 and $620,755 for the nine and three months ended June 30, 2002. We had no costs of sales during the same periods of fiscal 2001 for this segment as the acquisition of REN Corporation was completed on August 1, 2001.

         Costs of sales for technical services were $415,610 and $211,450 during the nine and three months ended June 30, 2002, down from $1,539,009 and $733,325 for the nine and three months ended June 30, 2001. The decreases of $1,123,399 and $521,875 resulted primarily from decreased customer-billable hours at the development and testing laboratory during the nine and three months ended June 30, 2002, while revenue for the nine month period was higher compared to the prior year as a result of the completion of the study for the Wyoming Business Council. These decreases result from the variations in timing of studies awarded by customers while costs of sales for technical services have decreased overall as a result of decreased employee and contract labor costs resulting from operating efficiencies gained over time at the facility. Costs of sales for technical services does not include the research and development costs related to the Wyoming Business Council contract.

         Costs of sales also includes research and development contract costs of $128,000 and $3,000 for the nine and three months ended June 30, 2002. We had no such research and development contract costs during the nine or three months ended June 30, 2001. These costs are made up of engineering and labor costs incurred on the completion of the Wyoming Business Council ("WBC") contract.

         Gross Profit. Our gross profit for the nine and three months ended June 30, 2002 was $3,253,357 and $1,073,934, as compared to $1,970,550 and $652,398 for the 2001 period. The increase of $1,282,807 during the nine month period resulted from the contribution from the industrial automation systems segment, as well as the completion of the WBC contract of $800,000, offset by the remaining costs incurred in the amount of $128,000 to complete the WBC contract. The WBC contract did not exist during the comparable period in fiscal 2001. The increase of $421,536 for the three month period resulted from the contribution from the industrial automation systems segment, as well as an increase in gross profit from the technical services provided at the development and testing laboratory, due to decreased employee and contract labor costs resulting from operating efficiencies gained over time at the facility.

         Operating   Expenses.   Operating   expenses  consist  of  general  and
administrative   expense,   depreciation   and  amortization  and  research  and
development.

         General and Administrative Expenses. General and administrative expenses were $5,709,968 and $1,446,306 for the nine and three months ended June 30, 2002, up $2,005,442 and $501,002 from the nine and three months ended June 30, 2001 when these expenses were $3,704,526 and $945,304. The increases for the current year are primarily due to several factors, including a decrease in customer-billable hours at the development and testing laboratory of 39% and 26% for the nine and three month periods. As a result, we did not allocate various costs (i.e. salaries and related employee benefits) to cost of sales. In addition, for the nine and three months ended June 30, 2002 we have included $630,568 and $215,782 of general and administrative expenses from our industrial automation systems segment which we did not have during the same periods of fiscal 2001, as well as non-cash accruals of audit, legal and payroll expenses of $240,600 and $80,200 during the nine and three month periods ended June 30, 2002, for which the Company had previously not accrued. Therefore, we did not have these costs during the same periods of fiscal 2001. During the first quarter of fiscal 2002, we wrote-off the note receivable from Dresser Engineers & Constructors, Inc. as a bad debt expense of $191,779 as we determined that the note receivable was not collectible.

         Depreciation and Amortization. Depreciation and amortization expenses for the nine and three months ended June 30, 2002 were $973,885 and $321,269. Of these amounts, $293,648 and $114,316 were included in costs of sales. Depreciation and amortization expenses for the nine and three months ended June 30, 2001 were $664,619 and $244,113, of which $129,687 and $45,229 were included in costs of sales. The increase in depreciation and amortization expense is attributable to the additional equipment acquired for our oil and gas field services segment as well as for the development and testing laboratory, and the amortization of production backlog and non-compete agreement capitalized upon the acquisition of REN Corporation on August 1, 2001. In accordance with SFAS No. 142, we are no longer amortizing goodwill related to the acquisitions of OKON and PML. During the nine and three months ended June 30, 2001, we amortized $71,168 and $24,263 in goodwill related to these acquisitions.

         Research and Development. Research and development expenses were $579,143 and $370,805 for the nine and three months ended June 30, 2002, increased by $431,327 and $271,018 from the nine and three months ended June 30, 2001, when these expenses were $147,816 and $99,787. Due to a decrease in billable technical services work performed at the development and testing laboratory for customers, we were allowed to complete certain research and development related activities for our own purposes. Extensive tests were completed evaluating catalyst life and efficiency as well as other aspects of our technology.

         Total Operating Expenses. Total operating expenses for the nine and three months ended June 30, 2002 were $6,969,348 and $2,024,064, as compared to $4,387,274 and $1,243,975 for the nine and three months ended June 30, 2001, an increase of $2,582,074 and $780,089. The increase in total operating expenses is a result of the factors, previously described, that caused increases in operating expenses.

         Loss From Operations. Loss from operations for the nine and three months ended June 30, 2002 increased by $1,299,267 and $358,553 to losses of $3,715,991 and $950,130, as compared to losses of $2,416,724 and $591,577 for the nine and three months ended June 30, 2001. The increased losses are primarily due to an increase in operating expenses as previously described, which is partially offset by an increase in gross profit contributed by our operating segments.

         Other Income (Expenses). Other income (expenses) include equity in loss of investee, interest income, interest expense and gain on disposal of fixed assets.

         Equity in Loss of Investee. During the nine and three months ended June 30, 2002, we recognized $196,668 and $46,512 in equity in loss of investee, as compared to $290,803 and $113,758 during the nine and three months ended June 30, 2001. This represents our 50% share of the loss incurred by our joint venture in Sand Creek Energy LLC. The LLC is holding and maintaining the mothballed Sand Creek methanol plant. The decrease during fiscal 2002 is due to a decrease in insurance and other maintenance costs of the facility.

         Interest Income. Interest income during the nine and three months ended June 30, 2002 was $14,573 and $6,365, decreased from $101,938 and $34,692 during the nine and three months ended June 30, 2001. The decreased interest income was due to having fewer funds invested in interest-bearing cash accounts.

         Interest Expense. Interest expense during the nine and three months ended June 30, 2002 was $163,960 and $87,925, increased from $71,449 and $22,230 during the nine and three months ended June 30, 2001. The increase in interest expense is the result of the addition of the convertible notes payable and the notes payable added as a result of the acquisition of REN Corporation in August 2001.

         Gain on Disposal of Fixed Assets. Gain on disposal of fixed assets was $189 and $2,944 during the nine and three months ended June 30, 2002, with no comparable amounts during the same periods of fiscal 2001. These gains represent the disposal of out-dated office furniture and equipment, computer equipment and vehicles.

         Total Other Expenses. Total other expense increased to $345,866 and $125,128 during the nine and three months ended June 30, 2002, an increase of $85,552 and $23,832 over total other expenses of $260,314 and $101,296 for the comparable periods ended June 30, 2001. The increase in total other expenses resulted from the combination of the factors previously described as other income (expense).

         Minority Interest in Subsidiary's Net Income. The minority interest in subsidiary's net income of $35,085 and $16,761 during the nine and three months ended June 30, 2002 resulted from the acquisition of 56% of REN Corporation. This acquisition had not been completed during fiscal 2001.

         Net Loss. For the nine and three months ended June 30, 2002, we experienced net losses of $4,096,942 and $1,092,019 compared to net losses of $2,677,038 and $692,873 during the nine and three months ended June 30, 2001. The increases of $1,419,904 and $399,146 resulted from a combination of the factors previously described.

         Dividend Requirements on Convertible Preferred Stock. Dividend requirements on convertible preferred stock is the imputed amount calculated when there is a discount from fair market value when we issue our convertible preferred stock, plus the 9% dividend that accrues on the convertible preferred stock. The dividends are deducted from net loss in order to arrive at loss applicable to common stock. During the nine months ended June 30, 2002, we issued convertible preferred stock, and recorded dividends of $136,932, compared to $466,180 for the nine months ended June 30, 2001.

         Loss Applicable to Common Stock. As a result of recording dividends on convertible preferred stock as described above, the loss applicable to common stock was $4,233,874 and $1,092,019 or $.06 and $.02 per share during the nine and three months ended June 30, 2002, and $3,143,218 and $692,873 or $.05 and $.01 per share during the nine and three months ended June 30, 2001.

Liquidity and Capital Resources

         At June 30, 2002, we had working capital of $1,762,294 as compared to working capital of $1,412,195 at September 30, 2001. The increase in working capital was due to the addition of cash resulting from the Company's private placement of $978,241 and proceeds from convertible debt of $2,250,000, as well as an increase in costs and estimated earnings in excess of billings related to contracts being performed by REN Corporation.

         As of June 30, 2002, we had $4,336,037 in current assets, including net accounts receivable of $1,428,744. At that time, our current liabilities were $2,573,743. We had long-term liabilities of $3,293,119. Our long-term liabilities relate to our long-term convertible debt, as well as to our mortgage on our laboratory facility, which we purchased in February 1999. The rental income from the facility is adequate to fund the monthly mortgage payments. The mortgage is due on March 1, 2029.

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

         From our inception on December 18, 1981 through June 30, 2002, we have incurred losses in the amount of $29,667,970. For the nine months ended June 30, 2002, we recognized a $4,096,942 net loss. If we do not operate at a profit in the future, we may be unable to continue our operations at the present level. As of June 30, 2002, we had a cash balance of $818,627, including $500,000 in restricted cash. We have been successful in the past in raising equity financing. For the years ended September 30, 2001, 2000 and 1999, we received net cash proceeds from the issuance of common stock of $2,332,005, $6,951,913 and $312,319. For the years ended September 30, 2001, 2000 and 1999, we received net cash proceeds from the issuance of convertible preferred stock of $793,673, $150,000 and $1,834,844. During the nine months ended June 30, 2002, we received net cash proceeds from the issuance of common stock and the proceeds from a stock subscription receivable of $1,380,249, and we received net proceeds from the issuance of convertible preferred stock of $475,000. We believe that a combination of our current cash balance, expected growth in the paint, oil and gas field services and alternative fuels segments and the sale of all or part of the assets of Sand Creek Energy, LLC will be sufficient to meet our cash operating requirements through June 30, 2003. However, additional sources of equity financing may be necessary to fund any working capital requirements should the need arise. We are in negotiations to sell all or part of the assets of Sand Creek Energy, LLC, in which we have a 50% equity interest, for up to $3,100,000. We are currently funding 50% of the cost of maintaining this facility at a cost of approximately $20,000 per month. In addition, we have guaranteed obligations of the LLC in the amount of $1,000,000. However, there are no active contracts to which this guaranty relates.

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

         Net Deferred Tax Asset. We had net deferred tax assets offset by a full valuation allowance at June 30, 2002 and 2001, since we are not able to determine if it is more likely than not that the net deferred tax assets will be realized.

Analysis of Cash Flow

         Operating Activities. Operating activities produced net losses of $4,096,942 and $2,677,038 for the nine months ended June 30, 2002 and 2001, respectively. The cash flows used in operations during these periods resulted from the following operating activities.

         Depreciation. Depreciation is a non-cash expense. This expense decreased during the nine months ended June 30, 2002 to $380,595 as compared to $402,355 during the nine months ended June 30, 2001. The decrease for this period is attributable to the fact that certain fixed assets became fully depreciated during the current year.

         Amortization. Amortization is also a non-cash expense. This expense increased during the nine months ended June 30, 2002 to $593,290 as compared to $262,264 during the nine months ended June 30, 2001. The increase for the fiscal 2002 period is attributable to the amortization of capitalized software, production backlog and non-compete agreement acquired with the purchase of REN Corporation. In accordance with SFAS No. 142, the Company is no longer amortizing goodwill related to the acquisitions of OKON and PML. During the nine months ended June 30, 2001, we amortized $71,168 in goodwill related to these acquisitions.

         Bad Debt Expense. During the nine months ended June 30, 2002, we wrote-off the note receivable from Dresser Engineers & Constructors, Inc. as a bad debt expense of $191,779 as we determined that the note receivable was not collectible.

         Stock Options and Warrants Issued for Services. During fiscal 2002 and 2001, we issued stock options and warrants in lieu of cash to our non-employee directors and independent contractor consultants for their services. During the nine month periods ended June 30, 2002 and 2001, we recognized $70,514 and $153,546 in compensation expense related to the issuances.

         Equity in Loss of Investee. We recognized equity in loss of investee in the amount of $196,668 during the nine months ended June 30, 2002 and $290,803 during the nine months ended June 30, 2001. This represents our 50% share of the loss incurred by our joint venture in Sand Creek Energy LLC. The LLC is holding and maintaining the mothballed Sand Creek methanol plant. The decrease during fiscal 2002 is due to a decrease in insurance and other maintenance costs of the facility.

         Minority Interest in Net Income of Subsidiary. The minority interest in net income of subsidiary of $35,084 during the nine months ended June 30, 2002 results from the acquisition of 56% of REN Corporation. This acquisition had not been completed during fiscal 2001.

         Revenue Recognized from Contract Liability. We completed the Wyoming Business Council study during the nine months ended June 30, 2002. As such, we recognized revenue of $800,000, of which $750,000 has previously been recorded as a contract liability.

         Changes in Operating Assets and Liabilities. The changes in operating assets and liabilities, net of business combination, result from the following factors.

         Accounts Receivable. Accounts receivable decreased by $312,419 during the nine months ended June 30, 2002, as compared to an increase of $829,281 during the nine months ended June 30, 2001. Accounts receivable decreased for the nine months ended June 30, 2002, as compared to the same period in fiscal 2001, due to increased collection efforts within each of our business segments, offset by a decrease in technical services revenue at our research and development laboratory of 39%, a decrease in sales by the paint segment of 20% and a decrease of revenue from the oil and gas field services segment of 22%.

         Costs and Estimated Earnings in Excess of Billings. Costs and estimated earnings in excess of billings increased $853,580 during the nine months ended June 30, 2002 as a result of contracts within the industrial automation systems segment which are accounted for under the percentage of completion method of accounting. This segment began operations during the fourth quarter of fiscal 2001.

         Other Receivables and Receivable from Related Party. Other receivables and receivable from related party decreased during the nine months ended June 30, 2002 by $59,858 as compared to a $19,568 increase during the nine months ended June 30, 2001.

         Inventories. Inventories increased by $56,439 during the nine months ended June 30, 2002 as compared to $96,992 during the nine months ended June 30, 2001. The increase is a result of inventory-building at OKON due to an industry-wide reduction in inventory stocking levels by customers, resulting from construction slow-downs in our primary distribution markets.

         Prepaid Expenses and Other Current Assets. Prepaid expenses and other current assets decreased during the nine months ended June 30, 2002 by $250,569 and increased during the nine months ended June 30, 2001 by $47,963. These changes reflect the payment of the annual insurance premiums of $246,753 in fiscal 2002. The insurance premiums for fiscal 2002 were financed.

         Accounts Payable. Accounts payable decreased by $365,507 and increased by $47,429 during the nine months ended June 30, 2002 and 2001. The decrease in fiscal 2002 as compared to fiscal 2001 resulted from a decrease in expenditures within the alternative fuels segment and the payments of payables made possible by the additional liquidity resulting from equity financing.

         Billings in Excess of Costs and Estimated Earnings. Billings in excess of costs and estimated earnings decreased $85,950 during the nine months ended June 30, 2002 as a result of contracts within the industrial automation systems segment which are accounted for under the percentage of completion method of accounting. This segment began operations during the fourth quarter of fiscal 2001.

         Accrued Liabilities and Accrued Payroll. Accrued liabilities and accrued payroll increased $36,901 during the nine months ended June 30, 2002 as compared to $327,893 during the nine months ended June 30, 2001 as a result of the timing of payroll accruals.

         Net Cash Used in Operating Activities. The total net cash used in operations increased to $4,075,877 during the nine months ended June 30, 2002 as compared to $2,250,246 during the nine months ended June 30, 2001. The increase reflects increased cash costs for general and administrative expenses, including $630,568 for our industrial automation systems subsidiary acquired in August 2001.

         Investing Activities. Investing activities during the nine months ended June 30, 2002 and 2001 included purchases of property and equipment of $226,605 and $467,252. Most of these purchases, $112,346 and $60,090, respectively, were for our development and testing research laboratory facilities and for mud logging vehicles.

         We received proceeds from the disposal of fixed assets during the nine months ended June 30, 2002 of $9,990. There were no comparable proceeds in the 2001 period.

         We used $208,000 and $302,194 to fund our 50% share of expenses of Sand
Creek Energy, LLC during the nine month periods ended June 30, 2002 and 2001.

         Financing Activities. Financing activities during the nine months ended
June 30, 2002  provided  proceeds of $500,000  from the issuance of  convertible preferred stock as compared to proceeds of $779,175 during the nine months ended
June 30,  2001.  During  the  nine  months  ended  June 30,  2002,  we  received
$1,132,909  in cash from the  issuance of common  stock  compared to  $2,396,192 during the nine months  ended June 30,  2001.  During the nine months ended June
30, 2002,  we received  proceeds  from a stock  subscription  receivable  in the amount of $250,000,  as compared to no receivable during the same quarter of the previous  year.  During  the nine  months  ended  June 30,  2002,  we  purchased restricted  cash in the amount of  $500,000,  as  compared  to no such  purchase during the same period of fiscal  2001.  During the nine  months  ended June 30,
2002, we paid $110,010 in offering costs as compared to $185,954 during the nine months  ended June 30,  2001.  During the nine months  ended June 30,  2002,  we repaid $30,600 on a related party payable.  There were no such repayments during the nine months ended June 30, 2001. During the nine months ended June 30, 2002, we repaid  $322,510 on our debt  obligations as compared to $255,570  during the nine months ended June 30, 2001.  During the nine months ended June 30, 2002, we received  net  proceeds  from a line of credit  $877,066  as compared to no such proceeds  during the same period of fiscal  2001.  During the nine months  ended
June 30, 2002,  we received  proceeds  from  long-term  convertible  debt in the amount of $2,250,000,  compared to no such proceeds  during fiscal 2001. The net cash provided by financing activities during the nine months ended June 30, 2002 was $4,046,855,  compared to $3,481,759 in cash provided by financing activities during the nine months ended June 30, 2001.

         Cash decreased during the nine months ended June 30, 2002 by $574,825 compared to $7,439 during the nine months ended June 30, 2001. These changes decreased the ending cash balances to $318,627 and $1,509,376 at June 30, 2002 and 2001.

Contractual Obligations

         In  addition  to the line of  credit  and  long-term  convertible  debt
previously   described,   we  have  entered  into  various   other   contractual
obligations.  The following table lists our significant  liabilities at June 30,
2002.

                                           Payments Due By Period
                              -------------------------------------------------------------
                              Less than                                After
   Contractual Obligations      1 year     2-3 years   4-5 years      5 years     Total
-------------------------------------------------------------------------------------------

Line of credit               $  877,066   $     --     $     --     $     --     $  877,066
Long-term debt                  134,183       79,211       33,725      983,268    1,230,387
Long-term convertible debt       46,062      104,669    2,084,761         --      2,235,492
Operating leases                234,181      136,741       61,392         --        432,314
-------------------------------------------------------------------------------------------
                             $1,291,492   $  320,621   $2,179,878   $  983,268   $4,775,259
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

         In addition to the contractual obligations previously described, we have entered into various other commercial commitments. The following table lists these commitments at June 30, 2002.

                                 Amount of Commitment Expiration Per Period
                              -----------------------------------------------------------
           Other            Less than                                After
 Commercial Commitments       1 year     2-3 years    4-5 years     5 years      Total
-----------------------------------------------------------------------------------------

Available line of credit   $  122,934   $     --     $     --     $     --     $  122,934
Guarantees                  2,000,000         --           --           --      2,000,000
Employment agreements       1,060,100      508,608         --           --      1,568,708
                           ----------   ----------   ----------   ----------   ----------
                           $3,183,034   $  508,608   $     --     $     --     $3,691,642
                           ----------   ----------   ----------   ----------   ----------

         We are a guarantor on the $1,000,000 line of credit with Premier Bank until it matures on March 1, 2003. In addition, we have guaranteed certain commitments of Sand Creek Energy, LLC in the amount of $1,000,000. However, there are no active contracts to which this guaranty relates.

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

                                     No. of
 Date of           Title of       Securities        Offering          Total           Class of    Exemptions from
  Sale             Security           Sold           Price         Commissions       Purchasers     Registration
  ----             --------           ----           -----         -----------       ----------     ------------

 February 25,     Convertible         4(1)        $2,250,000           $0            Accredited       Rules 505,
     2002       Promissory Notes                                                     Investors      506, Sections
                                                                                                      4(2), 4(6)
 February 28,     Common Stock      2,226,500     $1,113,850      $55,692.50(2)      Accredited       Rules 505,
     2002                                                                            Investors      506, Sections
                                                                                                      4(2), 4(6)
March 10, 2002   Stock Purchase         9             (3)              $0            Accredited       Rules 505,
                    Warrants                                                         Investors      506,Sections
                                                                                                      4(2), 4(6)
 January 16,     Stock Options          3             (4)              $0            Accredited       Rules 505,
     2002                                                                            Investors      506, Sections
                                                                                                      4(2), 4(6)


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

(3) Stock purchase warrants described in Note 2, exercisable for 708,833 shares at $1.00 per share expiring March 10, 2005, issued for placement agent services valued at $64,284.

(4) Stock options, exercisable for 300,000 shares, one-third at $.55 per share, one-third at $.60, and one-third at $.65, expiring March 31, 2005, issued for investment banking consulting services valued at $80,076.

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

Item 3.  Defaults Upon Senior Securities.  None.

Item 4.  Submission of Matters to a Vote of Security Holders.

On March 26, 2002, the Company held its Annual Meeting of Shareholders. Matters voted on at the meeting and the results of such voting are as follows:

The following persons were elected as directors of the Company for terms expiring in 2005. The received the number of votes set forth below:

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

The terms of John J. Ball, Ronald C. Butz, Douglas L. Sheeran and Erich W. Tiepel continued after the meeting.

Item 5.  Other Information.  None.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits:

Exhibit
Number               Document
------               --------

2.1 Stock Purchase Agreement dated August 1, 2001 between Rentech and REN Corporation (incorporated by reference from the exhibits to Rentech's Form 10-K filed with the Securities and Exchange Commission on December 28, 2001).

3.1 Restated and Amended Articles of Incorporation, dated January 4, 1991 (incorporated by reference from the exhibits to Amendment No. 2 to Rentech's Form S-18 Registration Statement No. 33-37150-D filed with the Securities and Exchange Commission on January 18, 1991).

3.2 Articles of Amendment dated April 5, 1991 to the Restated and Amended Articles of Incorporation (incorporated by reference from the exhibits to Rentech's Current Report on Form 8-K dated August 10, 1993 filed with the Securities and Exchange Commission).

3.3      Articles  of   Amendment   dated   January  26,  1998  to  Articles  of
         Incorporation - Preferences, Limitations and Relative Rights of Convertible Stock, Series 1998-B of Rentech, Inc. (incorporated by reference from Exhibit No. 3. (I). 2 to Rentech's Form 10-KSB filed with the Securities and Exchange Commission on January 13, 1999).

3.4 Articles of Amendment dated December 4, 1998 to Articles of Incorporation - Designation, Preferences and Rights of Series 1998-C Participating Cumulative Preference Stock of Rentech, Inc. pertaining to its Shareholder Rights Plan (incorporated by reference from Exhibit No. 3. (I). 4 to Rentech's Form 10-KSB filed with the Securities and Exchange Commission on January 13, 1999).

3.5 Bylaws dated January 19, 1999 (incorporated by reference from Exhibit No. 3. (11) to Rentech's Form 10-KSB filed with the Securities and Exchange Commission on January 12, 2000).

4.1 Shareholder Rights Plan dated November 10, 1998 (incorporated by reference from the exhibits to Rentech's Current Report on Form 8-K/A filed with the Securities and Exchange Commission on July 10, 2002).

4.2 Form of Convertible Promissory Note issued under the 2002 private placement of convertible promissory notes (incorporated by reference from Exhibit No. 4.2 to Rentech's Form S-3/A Amendment One Registration Statement No. 333-85682 filed with the Securities and Exchange Commission on August 14, 2002).

4.3 Form of Warrant issued under the 2002 private placement of securities (incorporated by reference from Exhibit No. 4.3 to Rentech's Form S-3/A Amendment One Registration Statement No. 333-85682 filed with the Securities and Exchange Commission on August 14, 2002).

4.4 Form of Registration Rights Agreement (incorporated by reference from Exhibit No. 4.4 to Rentech's Form S-3/A Amendment One Registration Statement No. 333-85682 filed with the Securities and Exchange Commission on August 14, 2002).

4.5 Form of Non-statutory Stock Option Agreement (incorporated by reference from Exhibit No. 4.5 to Rentech's Form S-3/A Amendment One Registration Statement No. 333-85682 filed with the Securities and Exchange Commission on August 14, 2002).

10.2 1990 Stock Option Plan (incorporated by reference from the exhibits to Rentech's Registration Statement No. 33-37150-D on Form S-18).

10.3 1994 Stock Option Plan (incorporated by reference from the exhibits to Post-effective Amendment No. 5 to Rentech's Form S-18 on Form SB-2 Registration Statement No. 33-37150-D).

10.4 1996 Stock Option Plan (incorporated by reference from the exhibits to Rentech's Current Report on Form 8-K dated December 18, 1996).

10.5     Form  of  employment   contracts   with  certain   executive   officers
         (incorporated by reference from the exhibits to Rentech's Current Report on Form 8-K dated November 14, 1994).

10.6 Employment contract with executive officer of subsidiary REN Corporation (incorporated by reference from the exhibits to Rentech's Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 28, 2001).

10.7 Technical Services Agreement dated June 14, 1999 between Rentech and Texaco Energy Systems, Inc. (incorporated by reference from the exhibits to Rentech's Form 10-K filed with the Securities and Exchange Commission on December 28, 2001).

10.9 Services Contract with Wyoming Business Council dated January 30, 2001 (incorporated by reference from Exhibit No. 10.9 to Rentech's Form S-3/A Amendment One Registration Statement No. 333-85682 filed with the Securities and Exchange Commission on August 14, 2002).

10.10 Marketing Agreement with Comart dated July 22, 2000 (incorporated by reference from Exhibit No. 10.10 to Rentech's Form S-3/A Amendment One Registration Statement No. 333-85682 filed with the Securities and Exchange Commission on August 14, 2002).

10.11 Letter Agreement with BC Projectos dated March 4, 1999 (incorporated by reference from Exhibit No. 10.11 to Rentech's Form S-3/A Amendment One Registration Statement No. 333-85682 filed with the Securities and Exchange Commission on August 14, 2002).

10.12    Joint  Study   Agreement   with   Pertamina   dated   October  2,  2001
         (incorporated by reference from Exhibit No. 10.12 to Rentech's Form S-3/A Amendment One Registration Statement No. 333-85682 filed with the Securities and Exchange Commission on August 14, 2002).

10.13 Letter of Intent with Oroboros AB dated September 29, 1999 (incorporated by reference from Exhibit No. 10.13 to Rentech's Form S-3/A Amendment One Registration Statement No. 333-85682 filed with the Securities and Exchange Commission on August 14, 2002).

10.14 Memorandum of Understanding with GTL Bolivia, S.A. dated June 22, 2001 (incorporated by reference from Exhibit No. 10.14 to Rentech's Form S-3/A Amendment One Registration Statement No. 333-85682 filed with the Securities and Exchange Commission on August 14, 2002).

10.15 Memorandum of Understanding with Jacobs Engineering U.K. Limited dated July 15, 1999 (incorporated by reference from Exhibit No. 10.15 to Rentech's Form S-3/A Amendment One Registration Statement No. 333-85682 filed with the Securities and Exchange Commission on August 14, 2002).

10.16 Agreement with Petrie Parkman & Co. dated May 10, 2001 (incorporated by reference from Exhibit No. 10.16 to Rentech's Form S-3/A Amendment One Registration Statement No. 333-85682 filed with the Securities and Exchange Commission on August 14, 2002, 2002).

10.17    Guaranty  for  Sand  Creek   Energy,   LLC  dated   December  31,  1999
         (incorporated by reference from Exhibit No. 10.17 to Rentech's Form S-3/A Amendment One Registration Statement No. 333-85682 filed with the Securities and Exchange Commission on August 14, 2002, 2002).

10.18 Form of employment agreement between Rentech and its executive officers (incorporated by reference from Exhibit No. 10.18 to Rentech's Form S-3/A Amendment One Registration Statement No. 333-85682 filed with the Securities and Exchange Commission on August 14, 2002, 2002).

(b)      Reports on Form 8-K:

         Form 8-K dated October 30, 2001 reporting under Item 2, Acquisition or Disposition of Assets

         Form 8-K dated April 5, 2002 reporting under Item 5, Other Materially Important Events

         Form 8-K/A dated July 10, 2002 reporting under Item 5, Other Materially Important Events and Item 7, Financial Statements and Exhibits

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              RENTECH, INC.


Dated: August 14, 2002                 /s/ Dennis L. Yakobson
                                      ----------------------------------------
                                      Dennis L. Yakobson, President


Dated: August 14, 2002                 /s/ James P. Samuels
                                      ----------------------------------------
                                      James P. Samuels, Vice President-Finance
                                      and Chief Financial Officer