Form 10-K/A
period 2001-09-30
RENTECH INC /CO/
filed 2002-10-23
CIK 868725

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______
Commission File No. 0-19260

                                  RENTECH, INC.
             (Exact name of registrant as specified in its charter)
Colorado                                                              84-0957421
(State or other jurisdiction of                               (  I.R.S. Employer
incorporation or organization)                               Identification No.)

                           1331 17th Street, Suite 720
                             Denver, Colorado 80202
                    (Address of principal executive offices)

               Registrant's telephone number, including area code:
                                 (303) 298-8008

           Securities registered pursuant to Section 12(b) of the Act:
                     Common stock, par value $.01 per share

           Securities registered pursuant to Section 12(g) of the Act:
                         Preferred Stock Purchase Rights
                                (Title of Class)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No .

         Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         At  October  18,  2002,  the  aggregate  market  value  of  voting  and non-voting common equity held by non-affiliates of the registrant was approximately $36,292,813 based upon the closing price of the stock on that date of $0.54 per share.

         At  October  18,  2002,  the  number  of  shares   outstanding  of  the
registrant's common stock was 72,090,667.

                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----
                                     PART I

ITEM 1            BUSINESS.................................................... 3

ITEM 2.           PROPERTIES..................................................38

ITEM 3.           LEGAL PROCEEDINGS...........................................39

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF
                  SECURITIES HOLDERS..........................................40

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS.................................40

ITEM 6.           SELECTED FINANCIAL DATA.....................................43

ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.........................44

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK.................................................63

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................63

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.........................64

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS............................64

ITEM 11.          EXECUTIVE COMPENSATION......................................69

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT..............................................73

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............74

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                  ON FORM 8-K.................................................74

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

         An important part of our business strategy has been to acquire other businesses to generate revenues. Our intent is to help support our core business related to the Rentech GTL Technology during the period before its commercial use is established. We own interests in other businesses, not related to gas-to-liquids. OKON, Inc., based in the Denver metropolitan area, is our wholly-owned subsidiary. It manufactures and sells environmentally clean stains, sealers and coatings that are used on masonry, concrete and wood surfaces. Petroleum Mud Logging, Inc., located in Oklahoma City, Oklahoma, is another wholly-owned subsidiary. It provides well logging services to the oil and gas industry. We acquired 56 percent of REN Corporation as of August 1, 2001. REN, based in Stillwater, Oklahoma, manufactures computer-controlled testing equipment systems for manufacturers of industrial products. We lease office and warehouse space located in our research and development facility in Denver to a third party. We also own interests in INICA, Inc., formerly ITN Energy Systems, Inc., a privately held high technology and development company located in the Denver metropolitan area. All of these interests are described subsequently in this item under the heading "Other Businesses."

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

         By the terms of a negotiated settlement between PSCo and us, ownership and control of the Synhytech plant, plus cash, was then transferred to us. In order to further evaluate performance of the Rentech GTL Technology at a commercial-scale, we decided to operate the plant for a short period of time. We made extensive modifications to improve the safety and reliability of several mechanical systems of the plant that did not involve Rentech GTL Technology. We decoupled the landfill gas source from the plant, and added a temporary supply of natural gas supplied by pipeline. In July and August 1993, we operated the plant continuously for three weeks. The results confirmed that the Rentech GTL Technology operated successfully. This demonstration confirmed our success in several areas that are key to the use of our technology. These were the ability to control the reactor temperature and its hydrodynamics, the amount of feedstock that was converted to liquid hydrocarbons, and our ability to produce the desired products.

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


FEATURES OF THE RENTECH GTL TECHNOLOGY

         We believe that the Rentech GTL Technology represents a significant enhancement of the Fischer-Tropsch process first conceived and used in Germany. Our technology is based on the original Fischer-Tropsch technology, with several developments that make it unique. Special unique aspects of our technology are the formulation of our catalyst, the method of deployment of the catalyst in the synthesis gas reactor, design of the reactor and configuration of the process. These features are proprietary to us, and some of them are patented by us.

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

         Based on an independent study by Chem Systems, a division of IBM, we anticipate that our technology is not significantly more costly, and may be no more expensive, than the GTL technology offered by the most cost effective of the other GTL processes. An abstract of the ChemSystems report is published at www.chemsystem.com/store under methane refineries.

         The Rentech GTL Technology uses an iron-based catalyst. While over 90% of current GTL production depends on use of iron-based catalysts, as demonstrated in Oil & Gas Investor, July 2002, our strongest competition now is with owners of cobalt-based GTL technologies. We compete with them for contracts with owners of feedstock who seek to evaluate the application of a particular GTL technology with their source of feedstock. An important aspect of our catalyst is that it operates on feedstock having wide ranges of hydrogen-to-carbon ratios. This enables our technology to work with most carbon-bearing materials, including those that contain some sulphur. We believe that cobalt catalysts, which are used in most other GTL processes, can only be used efficiently to convert so-called sweet (sulphur-free) natural gas to liquid hydrocarbons. The capabilities of our iron-based catalyst, enable the Rentech GTL Technology to convert gases, liquids or solids that contain carbon materials into liquid hydrocarbons. It is also less expensive than cobalt catalysts, because the raw materials for the iron catalyst are readily available.

         Our GTL technology uses a slurry reactor for the key F-T conversion step. A slurry reactor is less expensive to construct and operate than the alternatives of fixed bed and fluidized bed reactors.


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

         As reported in the Oil & Gas Investor for July 2002 and many other publications, GTL technologies may provide a means of utilizing carbon-bearing resources that are currently unmarketable, either because they are stranded in remote locations or flared from oil field wells.

         Stranded reserves may be suitable sources of low-cost feedstock for plants using our technology that may be constructed near the reserves. After conversion of the natural gas or other feedstock into liquid hydrocarbons, the liquid products can be transported in trucks, tankers and pipelines like conventional liquid hydrocarbons.

         Other natural gas produced in association with oil fields may be vented or flared into the atmosphere or re-injected into the oil field because the natural gas lacks value due to its remote location. The fact that these resources are stranded makes them potential sources of inexpensive feedstock for Rentech GTL Technology.

         Still other natural gas reserves are unmarketable due to the presence of diluting gases, including carbon dioxide or nitrogen. These low-energy content gases may be suitable feedstock for Rentech GTL Technology because our iron-based catalyst can use a wide variety of feedstocks, including many of the diluents.

         Potential feedstocks for the Rentech GTL Technology include the heavy high-sulphur residual fuels created at crude oil refineries. These petroleum coke materials are commonly referred to as refinery residues or refinery bottoms. Some refinery residues, unless they are treated at considerable expense, must be disposed of as hazardous materials. If the residues are gasified, that is, transformed into synthesis gas, they could be converted by our process into GTL products. The synthesis gas resulting from refinery residues is characterized by a low hydrogen-to-carbon monoxide ratio. That makes it a suitable feedstock source for conversion into liquid hydrocarbons by the application of our iron-based GTL technology.

         Other important sources of feedstock for our process are coal, coalbed methane gas, and industrial waste gases. Some low grade coal deposits and high sulphur coal deposits that are uneconomic for coal mining may be economic for use as feedstock for the Rentech GTL Technology.


APPLICATIONS OF THE RENTECH GTL TECHNOLOGY

         The Rentech GTL Technology can convert synthesis gas produced from a broad range of carbon-bearing feedstocks, whether they are gases, liquid, or solids, into liquid hydrocarbon products. The gas feedstocks include natural gas and industrial off-gases. The liquid feedstocks include heavy crude oil and refinery byproducts. The solid feedstocks include coal and petroleum coke. The Rentech GTL Technology can be applied in both new and existing petrochemical and industrial plants. For example, our technology would enable refineries to more fully utilize heavier crude oil and refinery bottoms to produce an improved slate of higher-value products. Potential benefits to the refiner include co-production of gas-to-liquids products, together with steam and electrical power; and a reduction in waste disposal costs.

         Some industrial gas plants are currently uneconomic. This is due, in some situations, to an oversupply of the products or low prices for the products. In other circumstances, the uneconomic conditions may result from the impact of environmental regulations applicable to the original products. We anticipate that some of these plants, particularly those with larger production capacities, can be converted to use our technology to produce GTL products.

         A high priority for the Rentech GTL Technology includes remote or stranded reserves of natural gas as well as natural gases associated with producing crude oil fields that are currently being flared, re-injected into the reservoir or merely left in the ground un-produced. We believe that increasing environmental and regulatory pressures to reduce the wasteful flaring of natural gas, the economic attractiveness of monetizing stranded assets, and the growing need for cleaner fuels will lead to increased interest of oil and gas producers in this application. Our technology makes feasible on-site conversion of these resources into liquid hydrocarbons that can be more easily and cost-effectively transported to market.

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

         We believe that there are substantial numbers of potential users of Rentech GTL Technology who could benefit from its use, particularly because of several trends impacting the energy, transportation and environmental industries. These factors include the following circumstances arising from legislative and regulatory mandates and from changes in the energy arena:

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

o        PETRIE PARKMAN & CO.

         In February 2001 we engaged Petrie Parkman & Co. to assist us as our financial advisor in accelerating commercial use of Rentech GTL Technology. Petrie Parkman is an investment banker in the oil and gas industry. The focus of the engagement is to bring substantial capital and oil and gas industry experience to bear on the commercialization of Rentech GTL Technology. Under consideration are various options including formation of one or more joint ventures with strategic industry partners, a merger, or a sale of all or part of our assets.

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

         By September 30, 2001, Petrie Parkman had completed its study and analysis of the field of GTL technology, including Rentech GTL Technology. Petrie Parkman is now making contacts and continuing to assist us in advancing our goal of realizing commercial use of Rentech GTL Technology. We have received no revenues from this relationship.

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

o        BC PROJECTOS, LTD.

         In June 2001 we designated BC Projectos, Ltd., a Brazilian engineering firm, as our exclusive engineering representative in Brazil. BC Projectos is a large engineering firm with experience in the field of cogeneration plants, thermoelectric power generation and energy optimization studies.

         Together with BC Projectos, we intend to jointly identify projects for use of the Rentech GTL Technology, especially in Brazil. We will conduct feasibility studies, identify potential joint venture parties and financing, and cooperatively provide detailed engineering support for the projects. We have received no revenues from this relationship.

o        JACOBS ENGINEERING UK

         In February 2000 we made an arrangement with Jacobs Engineering UK Limited, an international engineering company, for joint marketing of the Rentech GTL Technology and Jacobs' engineering services. We are marketing our combined capabilities to potential customers in several locations throughout the world.

         We are targeting customers who would use our joint services in new natural gas plants as well as in existing industrial gas plants that would be retrofitted for our technology. We have received no revenues from this relationship.

o        COMART

         In November 2000 we granted rights to COMART, an Italian engineering firm, to market our Rentech GTL Technology for use with natural gas feedstock. COMART is authorized to license our technology worldwide, excluding India, on a non-exclusive basis. We also granted COMART the exclusive right to market our technology to ENI SpA, an Italian oil and gas company, and Edison SpA, an Italian private producer of electric energy. These marketing rights apply worldwide to projects that would use natural gas. We have received no revenues from this relationship.

         COMART is a consortium created by two Italian energy design and construction companies. These are Calderia Construzioni Termo-meccaniche S.r.l.
(CCT), and Tozzi Sud S.p.A. (Tozzi). CCT, founded in 1955, designs and markets steam generators and boilers. It also designs, constructs and assembles environmentally friendly power plants. Tozzi offers complete turnkey engineering and construction services, mainly to the oil, gas, and chemical industries.

o        POTENTIAL CUSTOMERS AND MARKETS

         We are targeting customers and markets for our Rentech GTL Technology that are diversified and worldwide. We have approached owners of energy sources in the following industries:

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

         o Owners of oil fields where flaring of natural gas is outlawed or penalized, or where natural gas is re-injected into oil wells but interferes with oil production from the wells.

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

         Under the terms of the agreement, Texaco has an exclusive, worldwide license, except in India, to use for its own account, and sublicense Rentech GTL Technology to third parties in projects where solid and liquid hydrocarbons (non-gaseous materials) are used as feedstocks for the generation of synthesis gas in a gasification process such as the proprietary Texaco gasification process. Additionally, we granted Texaco a non-exclusive license to use Rentech GTL Technology anywhere in the world except India, for its own account with 100% natural gas feedstock. Texaco does not have the right to sublicense to third parties the Rentech GTL Technology for natural gas. We retain the right to license to others the entire range of our technology for use with natural gas. We received a license fee for granting the Texaco license. Texaco is also paying us advanced royalty fees. Texaco is to pay for all costs of further developing, marketing and deploying its use of the Rentech GTL Technology. We will share with Texaco revenues from plants licensed under the Texaco license agreement. The license to Texaco enables it to terminate the agreement upon certain payments to us.

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

         The DOE is making an award of approximately $14 million to Texaco's project team, payable over the lifetime of the contract. We are being paid by Texaco through those contract funds that it receives from DOE. The work is anticipated to continue at least through 2002. The team members are using Texaco's gasification technology, the Rentech GTL Technology, General Electric's power generation design, Praxair's oxygen plant design and Kellogg, Brown and Root's engineering capabilities. After feasibility studies and successful completion of an integrated design, the team will develop an engineering design package for a fossil fuel plant to use the combined technology.

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

         o We are also receiving revenues from our participation with Texaco as part of the team it has organized to work on the DOE contract to develop an early entrance coproduction plant. If this development work results in an engineering design package that can be used in coproduction plants, it could lead to the use of our technology in plants of this type.

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

o        OROBOROS AB LICENSE

         We entered into a letter of intent in October 1999 to grant a license to Oroboros AB, a Swedish corporation headquartered in Gateborg, Sweden. This has enabled Oroboros to investigate the feasibility of using the Rentech GTL Technology for the industrial off-gas produced by Oroboros's steel plant located at Oxelosund, Sweden, or other steel mills. If Oroboros decides its studies and plans indicate the proposal likely would be feasible, we expect it will proceed with this project.

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

         Oroboros has applied to the Swedish government to designate the eco-paraffin it would produce as a clean fuel that is entitled to tax credits in Sweden. Tax credits are necessary to make the project economic. Oroboros has stated it anticipates it will receive a tax credit equivalent to about $.60 a gallon. Oroboros believes that cost advantage and a few other changes in regulatory requirements will enable it to proceed to retrofit the plant to use Rentech GTL Technology. If those changes are made, we anticipate that Oroboros will proceed with its project. No schedules have been announced for beginning construction, completing construction, or start up of operations of a proposed GTL plant for Oroboros. We have received no revenues from this relationship.

o        OTHER OPPORTUNITIES FOR THE RENTECH GTL TECHNOLOGY

         We are discussing several other proposals for use of the Rentech GTL Technology. We are participating in some feasibility studies with other companies that propose to provide their engineering services or financing capabilities to the proposed projects. Some of these talks are directly with owners of natural gas resources. These discussions are in preliminary stages, and no plans to proceed have been made at this time.

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

         GTL Bolivia, S.A., a company newly formed in Bolivia, is developing plans to construct process plants in that country that would use Rentech GTL Technology. GTL Bolivia is focusing on efforts to construct a plant for the production of 10,000 barrels per day of GTL products by use of our technology. GTL Bolivia is seeking contracts for the gas that would be fed to the plant, investors and financing, and other basic requirements for its plans.

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

         Through the efforts of ITN, Inc., we granted a license in 1994 to Donyi Polo Petrochemicals Ltd., an Indian company, for a plant in India using Rentech GTL Technology. Donyi Polo proposed to build a 360 barrel per day plant, designed to use flared gas in the state of Arunachal Pradesh in northeastern India. In 1995, Donyi Polo purchased our Synytech plant in Pueblo, Colorado. In 1996, Donyi Polo moved the components of the Synhytech plant to India for reassembly. We were paid $300,0000 in fiscal year 1996 for the basic engineering design of the plant. Donyi Polo Petrochemicals contracted with Humphries & Glasgow, Mumbai, India, for the prime engineering contract. Gas feedstock that is presently flared from oil wells has been allocated to this project by the state government of Arunachal Pradesh. In 1998 the detailed engineering design of the plant was completed by Humphries & Glasgow. We received $120,000 of the $240,000 license fee, and we wrote off the remaining $120,000 due for our license fee in fiscal year 1998. The license agreement provides for royalty payments to us for seven years after commencement of production from the plant. The licensee allows Donyi Polo to construct and operate its own manufacturing plant, using our technology, to produce catalyst for its plant.

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

         Our business strategy calls for our licensees to construct and operate plants that use Rentech GTL Technology on a commercial scale. These plants will rely on complex mechanical equipment and gas processing systems. We expect most plants to be owned, constructed, and operated by our licensees, but we may retrofit and operate some plants in which we obtain an ownership interest. Whether our licensees, and in a few instances, we, can properly design, construct and operate plants depends upon a number of factors. These include constructing plants that are properly designed by a licensee for the chemical composition of the feedstock obtained for the plant; the amount and quantity of the feedstock; design of the plant and its systems; mechanical adequacy of the plant equipment and machinery, whether related or unrelated to Rentech GTL Technology; availability and adequacy of roads, utilities, worker housing and other infrastructure at the plant site; the plant operator's management and skills; and proper operating circumstances.


         o OUR ABILITY TO CONTINUE TO BENEFIT FROM THE RENTECH GTL TECHNOLOGY DEPENDS UPON ECONOMIC OPERATION OF PLANTS THAT USE THE TECHNOLOGY ON A COMMERCIAL SCALE.

         Whether Rentech GTL Technology can be cost effective so that commercial-scale plants using the technology can be profitably operated depends upon several factors. The principal conditions include adequate quantities of low-cost feedstock, the availability and cost of construction financing, the economic efficiency of the technology, and the market demand for the end products at profitable prices. Those qualities, especially the economic performance of the technology, have not yet been established. Poor economic results at plants using Rentech GTL Technology would adversely impact our operating results and financial condition by depressing or eliminating our potential income from the technology.

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

INTELLECTUAL PROPERTY AND PATENTS

         Our intellectual property consists of three types of property. We own twelve U.S. patents that protect the Rentech GTL Technology. We own various trade secrets and confidential proprietary information that we use with our GTL business, our stains and sealer business, our mud logging well services, and our industrial automation products. We own U.S. trademarks that protect the product names we use with sale of our stains and sealers.

         The success of our core business of GTL technology, as well as each of our subsidiary businesses, depends upon our intellectual property that we own and use in the conduct of the particular business. Our intellectual property gives us rights to exclusively exploit our technologies. If we lost rights to exclusively exploit an item of intellectual property, the financial results of the business involved, and our overall financial results, would be materially harmed.

         Our patents are granted for terms of twenty years from the date of the application to the U.S. Patent Office. Our first patent application was filed in 1992. Our latest application was filed this year. Our trade secrets and confidential proprietary information will remain our property for as long as we keep them secret and confidential. Our federal trademarks have initial terms of six years. They can be renewed within ten years from the initial date of filing and every ten years after that if we continue to use them with the sale of our products.

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

         Our United States patents related to the Rentech GTL Technology apply to our processes, applications of the process, products produced, and materials used as part of the Rentech GTL Technology. The patents cover a method for cracking produced waxes; a method of making and activating a promoted iron catalyst for use in slurry synthesis reactors; production of a synthetic oxygenated diesel fuel; the overall gas-to-liquids conversion process; use of our oxygenated, sulphur and aromatic-free diesel fuel as an additive to conventional diesel fuel; and control of the tail gas from our process to maximize either the production of electricity from our tail gas, gas-to-liquids products, or a near-pure form of carbon dioxide. This type of carbon dioxide can be more readily sequestered, thereby reducing harmful emissions from electrical power plants and transportation vehicles.

         Two of our patents include key elements of a process that enables our iron-based catalyst to compete with cobalt-based catalysts used by other F-T processes. These patents protect process steps that improve the carbon conversion efficiency of the Rentech GTL Technology by over 30%. Another patent covers our method for using high power electrical arcs, also called a plasma torch, to convert feedstock gas into synthesis gas. We believe the procedures subject to these patents make our process cost-effective for converting gases to liquids.

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

         We believe that owners of competing GTL technologies which have demonstrated use of their technology have spent many years and large sums of money developing their technologies. We expect that others who may hope to develop new, competing GTL technologies will face similar requirements of time and money to enter the field. We anticipate that these factors and the patents that have been issued to us will make it difficult for others to enter the field using an iron-based catalyst.

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

         Local, and sometimes federal governments, typically require that plant operators obtain a variety of governmental permits before construction and operation of the plants. These requirements will usually include permits regulating location of industrial plants, construction, air and water emissions, and disposal of byproducts. Obtaining the required permits could increase the costs of designing, constructing and operating plants using the Rentech GTL Technology. Obtaining the permits could also delay these activities. That would have the effect of increasing the overall costs of these plants.


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

         In addition to its own trademarks, OKON also markets nearly one-half of its products with the trademark of Goodyear Chemical. This company is a division of Goodyear Tire and Rubber. Goodyear's trademark used by OKON shows OKON's product is made with PILOTEC(R) resins, and the mark also shows the Goodyear's registered mark for its blimp. Goodyear supports OKON's marketing in this way because these products use resins manufactured by Goodyear Chemical. We do not pay Goodyear Chemical for use of its trademark. Goodyear Chemical does not provide us any allowances, credits or pay us any consideration for this arrangement.

         Starting in 2001, OKON's products have been stocked in approximately seven Home Depot stores. If this market test demonstrates that customers purchase OKON's environmentally clean stains, sealers and coatings in a volume that satisfies Home Depot, OKON expects to sell its products through more of Home Depot's outlets. There are approximately 1,200 Home Depot stores.

         OKON primarily manufactures and markets standard products, but it also prepares special products for large orders. OKON employs one person whose duties are primarily related to marketing. Sales are generally made pursuant to purchase orders, which are occasionally revised to reflect changes in the customer's requirements or to establish special orders. Product deliveries are scheduled upon OKON's receipt of purchase orders, and orders are typically filled within one to two days. OKON had no significant backlog of orders. Historically, sales of stains and sealers have been seasonal in nature. The heaviest concentrations of sales have occurred in the spring and summer months. Production schedules are timed to reflect these seasonal variations.

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

         PML owns 35 mobile well logging units that are moved from well to well. Through state of the art instruments, the logging equipment measures traces of gases and water throughout the depth of a well hole by analyzing the drilling mud recovered from the well as drilling progresses. The results are transmitted to customers immediately by either land lines or satellite uplink. The mineral owners use this information to detect the presence of oil and gas deposits in underground formations and to direct their exploration and development drilling.

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

         o        REN CORPORATION.

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

         REN had a backlog of orders in the approximate amount of $3,140,000 as of September 30, 2001 as compared to a backlog of approximately $250,000 as of September 30, 2000. Since September 30, 2001, REN has solicited and received additional orders. That program has led to eight orders for new testing equipment and two orders to rebuild and upgrade testing equipment that REN previously sold. The prices of these orders range from $9,600 to $689,855 per order. The backlog of orders was $2,182,825 as of June 30, 2002. Approximately 84% of this results from orders from Caterpillar, and the remainder is from several other customers. We expect to ship $1,355,316 of these orders by September 30, 2002 and the remainder by March 31, 2003.

         The new orders will require development of enhancements to REN's software and hardware to produce the test equipment that has been ordered. REN anticipates increasing its number of employees from 15 to 20 to meet the requirements of its new orders.

         Caterpillar is REN's largest customer. LOSS OF THIS CUSTOMER WOULD MATERIALLY REDUCE THE REVENUES WE EXPECT DURING FISCAL YEAR 2002. If we lose Caterpillar as a customer, we believe we would be able to fill our remaining backlog. We would also eliminate or delay our expansion program to help minimize the substantial loss of revenues that would result.

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


ADVANCED TECHNOLOGIES

o        INICA, Inc. (formerly ITN ENERGY SYSTEMS, INC.)

         Through our investment made in 1998 in INICA, Inc., formerly ITN Energy Systems, Inc., we own minority interest in several advanced technologies. INICA is a privately owned business engaged in developing and commercializing emerging technologies.

         Our ownership consists of approximately 3% in a holding company formed by INICA that holds the technologies. The holding company owns 100% of Global Solar Energy, Inc., which is engaged in production of thin-film photovoltaics. The holding company owns 100% of Infinite Power Solutions, Inc., which is developing thin-film micro batteries. The holding company also owns two other technologies conceived by INICA. These are ceramic membranes and fuel cells technologies.

         As a minority owner of these corporations, we have no control over them. We do not participate in their management. We have no obligations for their liabilities. We intend to remain passive investors in the holding company.


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

         As part of the stock exchange, we incurred $2,072 in acquisition costs. We valued our investment in Dresser Engineers & Constructors based on the market value of our common stock of $1,838,012 at the date of issuance. During March 2000, we paid a deposit of $175,000 plus $2,051 in additional acquisition costs to increase our ownership percentage in Dresser Engineers & Constructors to 10%.

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


REN CORPORATION

         REN Corporation, in which we own a 56% interest, owns a building located in Stillwater, Oklahoma on a site consisting of 6.6 acres. The building contains 11,000 square feet. REN uses it for light manufacturing of its computer software and hardware products. REN also owns plant machinery and computer equipment. The building and the equipment are in adequate condition.


ITEM 3.  LEGAL PROCEEDINGS

         On July 13, 2001, REN Corporation filed a civil action against Case Corporation, one of its customers, for collection of approximately $342,000, plus attorney fees, costs and interest. The action was filed in Payne County Court, Oklahoma. It was subsequently moved to the United States District Court for the District of Oklahoma. We have asserted that this sum is due as the contract price payable to REN for test equipment that we developed for Case on its order. The customer is defending the claim on its assertion that the test equipment was not delivered on a timely basis as required by the terms of the contract. REN has asserted that this occurred as a result of change orders requested by Case. The customer has filed a counterclaim against REN for approximately $298,000 plus attorney fees, costs and interest. REN intends to pursue its claim and vigorously defend against the counterclaim.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         Our annual meeting of shareholders was held on May 8, 2001. At the meeting, Ronald C. Butz and Douglas L. Sheeran were elected to terms ending in 2004 as members of the board of directors. The terms of John J. Ball, John P. Diesel, Erich W. Tiepel and Dennis L. Yakobson as directors continued after the meeting.

         The following tabulation shows the votes cast at the meeting on each matter voted upon, including election of directors.

                                      For         Withheld/Against     Not Voted
                                      ---         ----------------     ---------
Election of Directors:
   Ronald C. Butz.                    53,968,721      2,417,617               0
   Douglas L. Sheeran                 53,951,546      2,434,792               0
Adoption of 2001 Stock Option Plan:   51,067,052      4,900,873         418,413


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

Fiscal Year Ended September 30, 2001                 High              Low
------------------------------------                 ----              ---
     1st Quarter, ended Dec. 31, 2000                $1.938            $1.063
     2nd Quarter, ended Mar. 31, 2001                $1.50             $0.875
     3rd Quarter, ended Jun. 30, 2001                $1.410            $1.00
     4th Quarter, ended Sep. 30, 2001                $1.20             $0.62

Fiscal Year Ended September 30, 2000                 High              Low
------------------------------------                 ----              ---
     1st Quarter, ended Dec. 31, 1999                $.765625          $.4375
     2nd Quarter, ended Mar. 31, 2000                $3.46875          $.609375
     3rd Quarter, ended Jun. 30, 2000                $4.25             $1.75
     4th Quarter, ended Sep. 30, 2000                $2.8125           $1.0625

         The approximate number of shareholders of record of our common stock as of November 30, 2001 was 527. We estimate the number of beneficial owners is not less than 9,000.

         We have declared no dividends with respect to the common stock during the 12-month fiscal year ended September 30, 2001. We currently expect that we will retain future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.


         We have a shareholder rights plan. Each outstanding share of our common stock carries a stock purchase right issued pursuant to a shareholder rights plan adopted by our board of directors in November 1998. The rights entitle the holder to buy one one-hundredth of a share of preferred stock at a price of $12 per one one-hundredth of a share. Generally, the rights become exercisable ten days after a person or group has acquired, or a tender offer is made for 15% or more of the common stock of Rentech. If either of these events occur, each right will entitle the holder (other than a holder owning more than 15% of the outstanding stock) to buy the number of shares of the Company's common stock having a market value two times the exercise price of $12 per share. The rights may be redeemed by Rentech for $.0001 per right until a person or group has acquired 15% of the Rentech stock. The rights expire in December 2008.

         Our board of directors is authorized to issue shares of preferred stock without approval of shareholders. The terms of the preferred stock are determined at the time they are issued by the board of directors. Shares of preferred stock may be issued in one or more series. Each series may be issued with different rights. These rights may include voting rights, preferences as to dividends, and mandatory redemption provisions carried out through funds set aside by Rentech. Upon liquidation, the rights may include rights of redemption or conversion into common and preferences over any other stock to distribution of assets.

         After the end of our fiscal year ended September 30, 2001, we issued shares of our Series 1998-B convertible preferred stock. These shares have no voting rights. The holders of the preferred shares are entitled to cumulative dividends at the rate of nine percent per annum payable quarterly in cash, or at Rentech's option, in shares of its common stock. The holders of the preferred stock have the right to convert their preferred stock into shares of common stock at 82.5% of the average market closing price for the five preceding trading days. In the event of liquidation or dissolution of the Company, the holders of the preferred stock are entitled to receive a preference in distribution of its assets in the amount of $10 per preferred share plus any accumulated but unpaid dividends.

         The following table shows information concerning all sales of our unregistered securities made by us during the past three years. A description of each transaction is given in the numbered paragraphs that follow the table, corresponding with the numbers of the transactions described in the table.



                           No.              Total                               Exemption
         Date of           Security         Securities        Offering          From
         Sale              Sold             Sold              Price             Registration
------------------         ---------        ---------         ---------         ------------
1.       Nov. 19, 1998     Common Stock       100,000         See note (1)      Section 4(2) of
                                                                                Securities Act of 1933

2.       June 1, 1999      Common Stock       100,000         See note (2)      Section 4(2) of
                                                                                Securities Act of 1933

3.       Jul. 13, 1999     Common Stock         1,514         See note (3)      Section 4(2) of
                                                                                Securities Act of 1933

4.       Jul. 27, 1999     Common Stock       100,000         See note (4)      Section 4(2) of
                                                                                Securities Act of 1933

5.       Sep. 30, 1999     Common Stock     3,680,168         See note (5)      Section 4(2) of
                                                                                Securities Act of 1933



6.       Nov. 18, 1999     Common Stock     2,500,000         $1,500,000        Section 4(2) of
                                                                                Securities Act of 1933

7.       Dec. 4, 1999      Common Stock       166,667         $100,000          Section 4(2) of
                                                                                Securities Act of 1933

8.       Jan. 17, 2000     Common Stock     4,136,667         $2,678,699        Section 4(2) of
                                                                                Securities Act of 1933

9.       Mar. 18, 2000     Common Stock     2,000,000         $1,200,000        Section 4(2) of
                                                                                Securities Act of 1933

10.      Mar. 29, 2000     Common Stock     2,291,667         $2,750,000        Regulation S

11.      Jun. 18, 2000     Common Stock       200,000         $106,240          Section 4(2) of
                                                                                Securities Act of 1933

12.      Jun. 21, 2000     Common Stock       200,000         $400,000          Section 4(2) of
                                                                                Securities Act of 1933

13.      Dec. 13, 2000     Common Stock        60,000         See note (13)     Section 4(2) of
                                                                                Securities Act of 1933

14.      Dec. 28, 2000     Series 1998-B       44,444         $444,444          Section 4(2) of
                           Convertible                                          Securities Act of 1933
                           Preferred Stock

15.      Feb. 2, 2001      Common Stock       200,000         See note (15)     Section 4(2) of
                                                                                Securities Act of 1933

16.      Mar. 30, 2001     Series 1998-B       44,444(10)     $444,444          Section 4(2) of
                           Convertible                                          Securities Act of 1933
                           Preferred Stock

17.      May 21, 2001      Common Stock     2,000,000         $1,900,000        Section 4(2) of
                                                                                Securities Act of 1933

18.      Jun. 22, 2001     Common Stock        50,000         $15,000           Section 4(2) of
                                                                                Securities Act of 1933

(1) Shares valued at $97,000 issued to one accredited investor for investment banking services.
(2) Shares valued at $50,000 issued to two accredited investors as partial consideration for purchase of the oil and gas field equipment operated as our Petroleum Mud Logging, Inc. subsidiary.
(3) Shares valued at $1,045 issued to one accredited investor as consideration for consulting services.

(4) Shares valued at $62,500 in total, issued to our four independent directors in the amounts of 25,000 each, in payment of director fees in cash.
(5) Shares valued at $1,838,012 issued to one accredited investor as consideration for the purchase of five percent of the outstanding shares of Dresser Engineers & Constructors, Inc.
(6) Shares issued to one accredited investor for cash in the amount of $1,500,000. We paid a commission of $75,000.
(7) Shares issued to one accredited investor for cash in the amount of $100,000. We paid a commission of $5,000.


(8) Shares issued to eighteen accredited investors at $2.40 per unit, consisting of four shares of common stock and a warrant for the purchase of one share of common stock for each four shares purchased.
         The warrants may be exercised for 1,034,167 shares at $1.20 a share until March 31, 2003. Warrants for the purchase of 98,668 shares of common stock were issued to the placement agents entitling them to purchase those shares at $.66 each until October, 12, 2004. We paid a commission of $133,935.
(9) Shares issued to two accredited investors together with options to purchase 4,000,000 shares of common stock at $1.25 per share until December 31, 2001 and 2,000,000 shares of common stock at $5.00 per share until December 31, 2004.
(10) Shares issued to two offshore investors together with warrants to purchase 2,291,667 shares at a price of $2.64 per share until March 29, 2003. We paid a commission of $275,000.
(11) Shares with a market value of $106,240 issued to our four independent directors in payment of director fees for fiscal years 2001 and 2000.
(12) Shares with a market value of $400,000 issued to four accredited investors, as partial consideration for the acquisition of a majority interest in REN Corporation.
(13) Shares with a market value of $30,000 issued to one accredited investor as a commission for the acquisition of the assets we operate as our Petroleum Mud Logging, Inc. subsidiary.
(14) Shares of Series 1998-B Convertible Preferred Stock issued to three accredited investors for $444,444. We paid a commission of $44,444. The convertible preferred shares are convertible, for two years after issue, into shares of common stock at 82.5% of the average closing price for the five trading days prior to conversion.
(15) Shares with a market value of $244,000 issued to four accredited investors as partial consideration of the acquisition of a majority interest in REN Corporation.
(16) Shares of Series 1998-B Convertible Preferred Stock issued to three accredited investors. We paid a commission of $44,000. The convertible preferred shares are convertible, for two years after issue, into shares of common stock at 82.5% of the average closing price for the five trading days prior to conversion.
(17) Shares issued to fifteen accredited investors at $0.95 per share for cash in the amount of $1,900,000.
(18) Shares issued to one accredited investor upon the exercise of stock warrants.


ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial data should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and
Results of Operations" and our consolidated financial statements and the notes thereto appearing in them elsewhere in this Annual Report on Form 10-K.

                                                   Year Ended September 30
                         2001             2000              1999              1998             1997
                         ----             ----              ----              ----             ----
CONSOLIDATED
STATEMENT OF
OPERATIONS DATA
Revenues                 $  8,166,576     $  5,066,607      $  2,880,900      $  1,987,586     $  1,189,536
Cost of Sales            $  6,150,359     $  3,134,396      $  1,416,078      $    944,068     $    481,797
Gross Profit             $  2,016,217     $  1,932,211      $  1,464,822      $  1,043,518     $    707,739
Loss from Operations     $ (4,577,579)    $ (3,804,389)     $ (3,442,392)     $ (1,986,818)    $ (1,077,783)
Net Loss                 $ (6,770,707)    $ (4,099,395)     $ (3,442,661)     $ (2,180,855)    $ (1,375,686)
Loss Applicable to
   Common Stock          $ (7,254,306)    $ (4,189,006)     $ (3,974,593)     $ (3,345,847)    $ (2,034,100)

BASIC AND DILUTED
LOSS PER SHARE(1)
Loss Before
Extraordinary Item       $       (.11)    $       (.07)     $       (.09)     $       (.10)    $       (.10)
Loss Per Common Share    $       (.11)    $       (.07)     $       (.09)     $       (.10)    $       (.10)



CONSOLIDATED
BALANCE SHEET
DATA
Working Capital          $  1,412,195     $  1,892,376      $    115,457      $  3,195,381     $   (675,630)
Total Assets             $ 16,115,455     $ 16,462,592      $ 13,209,981      $ 10,715,250     $  4,857,204
Total Long-Term
   Liabilities           $  1,157,927     $    999,355      $  1,246,917      $       --       $    125,000
Total Liabilities.       $  4,069,123     $  1,758,615      $  2,149,183      $    394,684     $  1,502,867
Accumulated Deficit      $(25,571,028)    $(18,800,321)     $(14,700,926)     $(11,258,265)    $ (9,077,410)
--------------

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

         o We anticipate that we may receive increased contract payments for design studies if interest by members of the energy industry in our technology grows. We do not expect to realize significantly increased revenues from exploitation of the Rentech GTL Technology until a commercial-scale plant using the technology is in operation and has proved profitable. We are attempting to obtain financing to retrofit an industrial gas plant to use the technology in order to demonstrate economic use of Rentech GTL Technology in a commercial-size plant. There are no assurances that adequate financing will be available or that we will succeed in retrofitting and successfully operating a converted plant at a profit. Our future operating revenues will depend primarily upon economic success by us, followed by success by our licensees, in financing, constructing and operating commercial-scale plants using the Rentech GTL Technology. Other factors affecting our success include competition by other GTL technologies, availability of low-cost feedstock, and market prices for conventional fuels and hydrocarbon products with which synthetic liquid hydrocarbons produced by use of our technology will compete. Our future operating revenues would also be increased to the extent we are able to expand revenues of our other businesses.


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

         Product Sales. Our product sales were realized from sales of water-based stains, sealers and coatings by our subsidiary, OKON, Inc. through which we conduct this paint business segment. These sales produced revenues of $2,367,689 in fiscal 2001. This compares to revenues from this segment of $2,096,159 for the 2000 fiscal year, an increase of 13%. Of the increase for the current year, 51% was due to the addition of new customers while 9% of the increase was related to the introduction of new products. The remaining 40% of the current year increase resulted from increased marketing activities consisting of test markets at a large retail chain and promotions with existing customers.

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

         Service revenues in the amount of $3,031,139 were derived from contracts for the oil and gas field services provided by our subsidiary, Petroleum Mud Logging, Inc., in fiscal 2001. Our oil and gas field service revenues for fiscal year 2001 increased by $1,199,750 over the service revenues of $1,831,389 in fiscal 2000. The increases in mud logging service revenues were due to increased demand for our mud logging services, particularly for new wells drilled for natural gas. This reflected increased demand in the energy industry for natural gas because of its clean burning qualities. In response, we outfitted eight of our mud log vehicles with new equipment and were thereby able to expand our services while having more units in the field than during the corresponding period of 2000. In addition, we have purchased ten new units to increase our capacity in order to meet increased demand for these services, and we increased the daily rates for these services.

         Service revenues also included payments received from Texaco Energy Systems, Inc. and other customers for technical services provided related to the Rentech GTL Technology. On October 8, 1998, we licensed exclusive rights to Texaco to use our technology with liquid and solid carbon-bearing materials. Effective in February 1999, we entered into an additional agreement that produced these technical services revenues. Under that agreement, we are providing our technical services to Texaco with the goal of integrating Texaco's proprietary gasification technology, which produces synthesis gas from liquids and solids, with our Rentech GTL Technology. Our technology would use the synthesis gas to produce synthetic liquid hydrocarbons like clean-burning diesel fuel, naphthas, waxes and specialty products. We started billing Texaco for our technical services in April 1999. Subsequent to the technical services agreement with Texaco, we have entered into several feasibility and engineering contracts with other customers to provide technical services related to the Rentech GTL Technology. Our service revenues for these technical services were $2,212,432 during fiscal 2001 as compared to $751,166 during fiscal 2000, an increase of 194%, including $1,726,795 and $751,166 in payments from Texaco. Of the increase for the current year, 34% was due to the addition of several new customers and 66% was due to the increase in services provided to Texaco. The additional work for Texaco consists of the services necessary to fulfill our subcontract with Texaco for its contract with the U.S. Department of Energy for development of a model for an energy plant that produces both transportation fuels and electricity. These technical services were provided at our development and testing laboratory.

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

         Costs of sales for product sales are the cost of sales of our paint business segment for sales of stains, sealers and coatings. During fiscal 2001, our cost of sales for the paint segment increased by $95,139 to $1,124,951, or 9%, as compared to fiscal 2000. Of the increase for the current year, 69% is related to the additional costs of raw materials, 26% is related to the increase in labor costs, and the remaining 5% is made up increased costs of freight, utilities and supplies for this business segment. Revenue from this segment increased over the prior year due to increased marketing efforts. Of the increase in revenue compared to the prior year, 91% was due to new customers and 9% was due to new products related to these marketing efforts.

         Costs of sales for oil and gas field services were $2,099,703 for fiscal 2001, up from $1,353,418 for fiscal 2000, an increase of $746,285 or 55%. Of the increase for the current year, 83% is due to the increase in labor and employee benefits while the remaining 17% is related to other costs related to the increased revenues of this segment. The increase in revenues resulted from the addition of more mud logging vehicles and field employees to operate them as we expanded to meet the growth in demand for mud logging for new natural gas wells.

         Costs of sales for technical services were $2,207,521 during fiscal 2001, up from $751,166 for fiscal 2000, an increase of $1,456,355 or 194%. Of the increase for the current year, 36% is related to the increase in labor and employee benefits resulting from the addition of engineers and technicians at our development and testing laboratory to meet new contracts. Another 40% of the increase for the current year resulted from an increase in materials for the new contracts. The remaining 24% is related to the increased costs of supplies, utilities and depreciation resulting from the increase in technical services revenues. Technical services revenues increased over the prior year due to the addition of several new customers as well as an increase in services provided to Texaco during the year.

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

         General and Administrative Expenses. General and administrative expenses were $5,591,046 for fiscal year 2001, up $814,615 from fiscal 2000 when these expenses were $4,776,431. Of the increase for the current year, 86% is attributable to an increase in business volume, which includes expenses related to the hiring of additional laboratory technicians for our technical services segment, increased office staffing and the inflationary impact on existing employee salaries. The remaining 14% of the increase for the current year resulted from the addition of the industrial automation systems segment beginning August 1, 2001.

         Depreciation and Amortization. Depreciation and amortization expense for fiscal 2001 was $983,158. Of this amount, $184,991 was included in cost of sales. Depreciation and amortization expense for fiscal 2000 was $611,987, of which $167,079 was included in cost of sales. Of the increase of $371,171 during fiscal 2001, $69,067 was related to the addition of equipment at the development and testing laboratory, $65,675 was related to additional equipment acquired for the other operating segments and $236,429 resulted from the amortization of software capitalized at the end of fiscal 2000.

         Research and Development. Research and development expense was $204,583 for fiscal 2001, decreased by $310,678 from 2000, when this expense was $515,261. This decrease is primarily due to the significant increase in billable technical services work being performed at the development and testing laboratory for customers. That work decreased the amount of cost related to research and development as our engineers and technicians focused on contract work for third parties rather than on our own research and development.

         Total Operating Expenses. Total operating expenses for the year ended September 30, 2001 were $6,593,796, as compared to $5,736,600 for fiscal 2000, an increase of $857,196. The increase in total operating expenses is a result of the increases in general and administrative expenses of $814,615, depreciation and amortization charges of $353,259 included in operating expenses, which were offset in part by the decrease of $310,678 in research and development costs, compared to the prior year.

         Loss From Operations. Loss from operations for fiscal 2001 increased by $773,190 to a loss of $4,577,579, as compared to a loss of $3,804,389 for fiscal 2000. The increased loss is primarily due to the $857,196 increase in operating expenses, which is partially offset by the increase of $84,006 in gross profit contributed by our operating segments.

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

         Loss on Disposal of Fixed Assets. Loss on disposal of fixed assets was $17,031 during fiscal 2000, with no comparable amount in fiscal 2001. This loss represents write-off of capitalized leasehold improvements in the former facility leased by OKON upon relocation of our paint business segment to a larger facility. This loss was offset by a gain from disposal of vehicle by the mud logging segment.

         Total Other Expenses. Total other expense increased to $2,214,839 for fiscal 2001, an increase of $1,919,833 over total other expenses of $295,006 for the comparable year ended September 30, 2000. The increase in total other expenses, as compared to the prior year, resulted from the $1,842,135 loss on investment in Dresser Engineers, the increase of $109,462 in the equity in loss of investee related to our Sand Creek Energy, LLC joint venture, and the decrease of $13,934 in interest income which are offset in part by the reduction of $28,667 in interest expense and the decrease of $17,031 in loss or disposal of fixed assets.

         Minority Interest in Subsidiary's Net Loss. The minority interest in subsidiary's net loss of $21,711 during fiscal 2001 results from the acquisition of 56% of REN Corporation. This acquisition had not been completed during fiscal 2000.

         Net Loss. For fiscal 2001, we experienced a net loss of $6,770,707 compared to a $4,099,395 net loss in fiscal 2000. The $2,671,312 increase in net loss as compared to the prior year resulted from the $773,190 increase in loss from operations and the increase of $1,919,833 in other expenses, which are offset partially by the $21,711 minority interest in subsidiary's net loss.

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

         Loss Applicable to Common Stock. As a result of recording dividends on convertible preferred stock of $483,599 for fiscal 2001 and $89,611 for fiscal 2000, the loss applicable to common stock was $7,254,306 or $.11 per share in fiscal 2001 and $4,189,006 or $.07 per share in fiscal 2000.


FISCAL YEAR 2000 COMPARED TO FISCAL YEAR 1999

         Revenues. We had revenues from product sales, service revenues and royalty income of $5,066,607 in fiscal 2000 and $2,880,900 in fiscal 1999.

         Product Sales. Our product sales were realized from sales of water-based stains, sealers and coatings by our subsidiary, OKON, Inc. through which we conduct this paint business segment. These sales produced revenues of $2,096,159 in fiscal 2000. This compares to revenues from this segment of $1,960,764 for the 1999 fiscal year, an increase of 7%. Of the increase for fiscal 2000, 87% was due to the addition of new customers while the remaining 13% was due to the addition of new products.

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

         Service revenues in the amount of $1,831,389 were derived from contracts for the oil and gas field services provided by our subsidiary, Petroleum Mud Logging, Inc., in fiscal 2000. Our oil and gas field service revenues for fiscal year 2000 increased by $1,535,877 over the service revenues of $295,512 in fiscal 1999. The increase is due to two reasons. First, our oil and gas field services were provided throughout all twelve months of the 2000 fiscal year, and only for the last four months of the 1999 fiscal year that followed our purchase of this business segment in June 1999 as the market demand for natural gas increased. Second, the market for our services increased due to an increase in drilling for new natural gas wells. In response, we outfitted several of our unused mud log vehicles with new equipment and were thereby able to expand our services.

         Service revenues also included payments received from Texaco Energy Systems, Inc. for our technical services related to the Rentech GTL Technology. On October 8, 1998, we licensed exclusive rights to Texaco to use our technology with liquid and solid carbon-bearing materials. Effective in February 1999, we entered into an additional agreement that produced these service revenues. Under that agreement, we are providing our technical services to Texaco with the goal of integrating Texaco's proprietary gasification technology, which produces synthesis gas from liquids and solids, with our Rentech GTL Technology. Our technology would use the synthesis gas to produce synthetic liquid hydrocarbons like clean-burning diesel fuel, naphthas, waxes and specialty products. We started billing Texaco for our technical services in April 1999. Our service revenues from Texaco for these technical services were $751,166 during the twelve months of fiscal 2000 as compared to $211,246 during the six months in fiscal 1999. Our services to Texaco increased as it asked us for more studies aimed at increasing the efficiency of our catalyst.

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

         Royalty Income. Royalty income consisted of royalties that we received as the result of our October 1998 license of the Rentech GTL Technology to Texaco. Under the license agreement, our royalty income decreased, according to the contract terms, to $260,000 during fiscal 2000 as compared to $340,000 in royalties for the prior year. Royalty income for the 1999 fiscal year includes an initial payment of $100,000 that was made upon signing the license. After Texaco is producing liquid hydrocarbons through use of our technology, it is allowed by the license agreement to apply the royalty payments made after the initial $100,000 payment against future royalty payments made on account of production. Royalty income is included in our alternative fuels segment.

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

         Costs of sales for product sales are the cost of sales of our paint business segment for sales of stains sealers and coatings. During fiscal 2000, our cost of sales for the paint segment increased by $111,134, or 12%, to $1,029,812, as compared to fiscal 1999. Of the increase for the current year, 72% is related to the additional costs of raw materials, 2% is related to labor costs and the remaining 26% is made up of increased costs in freight and supplies for this business segment. Revenue from this segment increased over the prior year due to the addition of new customers and new products.

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

         Gross Profit. Our gross profit for the year ended September 30, 2000 was $1,932,211, as compared to $1,464,822 for the 1999 period. The increase of $467,389 results from the combined contributions of additional revenues from product sales by our paint segment (up 7%), and increased service revenues from our oil and gas field services, up 520% and technical services segments, up 256%. These additions to gross profit were offset by a decrease in cost of sales of 2% for the paint segment and increases of 453% for our oil and gas field services segment and 196% for our technical services segment. Revenues from each segment increased at a higher rate than the corresponding cost of sales.

         Operating   Expenses.   Operating   expenses  consist  of  general  and
administrative expense, depreciation and amortization, write-off of deposits related to acquisition, and research and development.

         General and Administrative Expenses. General and administrative expenses were $4,776,431 for fiscal year 2000, up $665,280 from fiscal 1999 when these expenses were $4,111,151. The increase is attributable to approximately $329,000 associated with a full year of operations of Petroleum Mud Logging, compared to four months in the prior year, $119,811 in maintenance and holding expenses associated with maintaining our one-half interest in the mothballed Sand Creek plant which were not incurred in the prior year, approximately $239,000 in expense for the hiring of additional laboratory technicians for our technical services segment and more office staff as well as higher salaries during fiscal 2000.

         Depreciation and Amortization. Depreciation and amortization expense for fiscal 2000 was $611,987. Of this amount, $167,079 was included in cost of sales. Depreciation and amortization expense for fiscal 1999 was $488,713, of which $121,395 was included in cost of sales. The increase in depreciation and amortization expense for fiscal 2000 are attributable to the additional equipment acquired during fiscal 2000 for our mud logging segment and development and testing laboratory, a full twelve months of depreciation and amortization on the assets acquired with the acquisition of the mud logging segment during June 1999 compared to four months in 1999, and depreciation on the rental property for twelve months in 2000, as compared to eight months in 1999.

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

         Total Operating Expenses. Total operating expenses for the year ended September 30, 2000 were $5,736,000, as compared to $4,907,214 for fiscal 1999, an increase of $829,386. The increase in total operating expenses is a result of the increases of $665,280 in general and administrative expenses, $77,590 in depreciation and amortization included in operating expenses, and $319,795 in research and development, which are offset in part by the $233,279 decrease in write-off of deposits.

         Loss From Operations. Loss from operations for fiscal 2000 increased by $361,997 to a loss of $3,804,389, as compared to a loss of $3,442,392 for fiscal 1999. The increased loss is due to the increase of $829,386 in operating expenses, which is partially offset by an increase of $467,389 in gross profit contributed by our operating segments.

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

         Interest Income. Interest income in fiscal 2000 was $135,443, increased from $75,665 during fiscal 1999. The increased interest income was due to having more funds invested in interest-bearing cash accounts in fiscal 2000, because of the net proceeds from our private placement of our common stock in fiscal 2000, as well as interest income of approximately $45,600 in notes receivable during that period

         Interest Expense. Interest expense in fiscal 2000 was $136,833, increased from $75,934 during fiscal 1999. The increase in interest expense is a result of our indebtedness associated with purchase of the mud logging assets and interest expense on the mortgage for purchase of our development and testing laboratory. Both of these indebtednesses were outstanding for all twelve months of fiscal 2000, but only for parts of fiscal 1999.

         Loss on Disposal of Fixed Assets. Loss on disposal of fixed assets was $17,031 during fiscal 2000. This loss represents write-off of capitalized leasehold improvements in the former facility upon relocation of our paint business segment to a larger facility. This loss was offset by a gain from disposal of vehicle by the mud logging segment. There was no comparable amount in 1999.

         Total Other Expenses. Total other expense increased to $295,006 for fiscal 2000, an increase of $294,737 over total other expenses of $269 for the comparable year ended September 30, 1999. The increase in total other expenses compared to the prior year resulted from the increase of $276,585 in equity in loss of investee, $60,899 in interest expense, and $17,031 in loss on disposal of fixed assets. These increases in expenses were offset in part by a $59,778 increase in interest income.

         Net Loss. For fiscal 2000, we experienced a net loss of $4,099,395 compared to a $3,442,661 net loss in fiscal 1999. The $656,734 increase in net loss resulted from the $361,997 increase in loss from operations and $294,737 increase in other expenses.

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

         Loss Applicable to Common Stock. As a result of recording dividends on convertible preferred stock of $89,611 in fiscal 2000 and $531,932 in fiscal 1999, the loss applicable to common stock was $4,189,006 or $.07 per share in fiscal 2000 and $3,974,593 or $.09 per share in fiscal 1999.

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

         To achieve our objectives as planned for fiscal 2002, we may issue additional Series B convertible preferred stock to existing shareholders. We may issue common stock in a private placement to fund any working capital requirements should the need arise. In addition, we are in negotiations to sell certain assets. Sand Creek Energy, LLC, a company in which we have a 50% interest, has entered into an option agreement under which certain equipment and inventory of the methanol plant could be sold for up to $2,000,000. We are currently funding 50% of the expense of maintaining this facility at a cost of approximately $20,000 per month. In addition, we have jointly and severally guaranteed obligations of the LLC in the amount of $4,000,000. We believe that with our current available cash, revenues from operations, additional equity financing and the potential sale of assets will be sufficient to meet our cash operating requirements through September 30, 2002.

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

         Interest Income. In fiscal 2001, interest income added back to operations $70,814, with no comparable amounts during fiscal 2000 and 1999. This amount relates to the interest earned on the note receivable from REN which was subsequently applied to the purchase consideration when we acquired a 56% interest in REN.

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

         Financing Activities. Financing activities during the year ended September 30, 2001 provided $2,332,005 in cash from the issuance of common stock compared to $6,951,913 during the year ended September 30, 2000 and $312,319 during the year ended September 30, 1999. During the year ended September 30, 2001, we received net proceeds of $793,673 from the issuance of convertible preferred stock as compared to net proceeds of $150,000 during the year ended September 30, 2000, and $1,834,844 during the year ended September 30, 1999. We redeemed warrants to purchase common stock during the year ended September 30, 2001 in the amount of $2,084. We redeemed 23,832 shares of convertible preferred stock for $285,000 in cash during the year ended September 30, 2000, as compared to no cash redemption in fiscal 1999. In the 1999 fiscal year, we entered into a mortgage to finance the purchase of land and building in February 1999, and entered into two notes payable and assumed long-term debt in connection with the acquisition during June 1999 of the assets now held by our oil and gas field services business segment. During the year ended September 30, 2000, we acquired additional notes associated with the purchase of vehicles for our oil and gas field service segment. During the year ended September 30, 2001, we acquired additional notes associated with the purchase of vehicles for our oil and gas field service segment, for the refinance of the development and testing laboratory land and building and for the purchase of computer software. During fiscal 2001, we had $444,951 in additional borrowings. During the year ended September 30, 2001, we received proceeds from a contract liability of $750,000, and we repaid $624,846 on these debt obligations net of additional borrowings as compared to $448,037 during the year ended September 30, 2000 and $66,657 during the year ended September 30, 1999. The net cash provided by financing activities during the year ended September 30, 2001 was $3,617,719, compared to $6,321,214 in cash provided by financing activities during the year ended September 30, 2000 and $2,080,506 during the year ended September 30, 1999.

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

                        1st           2nd            3rd            4th
                        Quarter       Quarter        Quarter        Quarter
                        -------       -------        -------        -------
    Fiscal 2001
Revenues                $ 1,512,817   $ 1,853,450    $ 2,408,816    $ 2,391,493
Gross Profit            $   469,620   $   848,532    $   652,398    $    45,667
Loss before
   extraordinary item   $(1,255,938)  $  (569,209)   $  (591,577)   $(2,160,855)
Net Loss                $(1,341,274)  $  (642,892)   $  (692,873)   $(4,093,668)
Loss Per share          $      (.02)  $      (.02)   $      (.01)   $      (.06)

    Fiscal 2000
Revenues                $ 1,045,244   $   984,062    $ 1,375,674    $ 1,651,627
Gross Profit            $   463,636   $   322,671    $   571,873    $   574,031
Loss before
   extraordinary item   $  (641,799)  $  (983,198)   $(1,523,280)   $  (656,112)
Net Loss                $  (674,905)  $(1,056,214)   $(1,731,160)   $  (637,116)
Loss Per Share          $      (.02)  $      (.02)   $      (.03)   $      (.01)

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth certain information concerning our directors and executive officers:

                                                                       Term of
                                                                       Service          Term as
                                                                       as an Officer    Director
Name                       Positions Held                              or Director      Expires
----                       --------------                              -----------      -------
John J. Ball(1)            Director                                    1998 to date     2003
Charles B. Benham.         Vice President - Research and
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
Douglas L. Sheeran(3)      Director                                    1998 to date     2004
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

                           Summary Compensation Table


                                                                     Long-Term Compensation
                           Annual Compensation                       ----------------------
                           -------------------                       Awards                        Payouts
(a)                     (b)       (c)         (d)         (e)        (f)         (g)               (h)       (i)
                                                                     Other
Name and                                                  Annual     Restricted  Securities                  All Other
Principal                                                 Compen-    Stock       Underlying        LTIP      Compen-
Position                Year      Salary      Bonus       sation     Award(s)    Options/SARs      Payouts   sation
--------                ----      ------      -----       ------     --------    ------------      -------   ------
                                  ($)         ($)         ($)        ($)         (#)     ($)       ($)
Dennis L. Yakobson      2001      $244,437        --      $3,233       --        60,000            --        --
  Chief Executive       2000      $191,356    $120,147    $1,465       --          --              --        --
   Officer              1999      $161,676        --        --         --        35,000            --        --

Ronald C. Butz          2001      $217,683        --      $4,665       --        60,000            --        --
  Chief Operating       2000      $177,003    $ 88,147    $2,596       --          --              --        --
  Officer               1999      $150,972        --        --         --        35,000            --        --

Charles B. Benham       2001      $158,083        --        --         --        50,000            --        --
  Vice President -      2000      $151,442    $ 43,046    $1,984       --          --              --        --
  Research &            1999      $134,308        --        --         --        30,000            --        --
  Development




Mark S. Bohn            2001      $158,083        --        --          --       50,000            --        --
  Vice President -      2000      $151,442    $ 43,046      --          --         --              --        --
  Engineering           1999      $122,609        --        --          --       30,000            --        --

James P. Samuels        2001      $157,013    $  1,083      --          --       40,000            --        --
  Chief Financial       2000      $150,419    $ 52,884    $  592        --         --              --        --
  Officer               1999      $133,144        --        --          --       30,000            --        --

         --------------- (1) After payment of personnel income tax obligations on these sums, the recipients individually elected to invest all their net bonus amounts in Rentech by exercising stock options. (2) Of this amount, $44,585 was non-funded deferred compensation. (3) Of this amount, $32,936 was non-funded deferred compensation.

OPTION/SAR GRANTS

         The following table sets forth information with respect to the named executives concerning the grant of stock options and/or limited SARs during the last fiscal year:

                     Option/SAR Grants in Last Fiscal Year*

                          Individual
                          Grants                                                                    Grant Date Value
--------------------------------------------------------------------------------------------------------------------
(a)                       (b)               (c)                 (d)                (e)              (f)
                          Number of         % of Total                                              Grant
                          Securities        Options/SARs                                            Date
                          Underlying        Granted to          Exercise or                         Present
                          Options/SARs      Employees in        Base Price         Expiration       Value
Name                      Granted (#)       Fiscal Year         ($/Sh)             Date

Dennis L. Yakobson        35,000            14.5%               $1.0625            12/14/2005       $27,608
                          25,000                                $1.09              07/22/2006       $19,650
Ronald C. Butz            35,000            14.5%               $1.0625            12/14/2005       $27,608
                          25,000                                $1.09              07/22/2006       $19,650
Charles B. Benham         30,000            12.05%              $1.0625            12/14/2005       $23,664
                          20,000                                $1.09              07/22/2006       $15,720
Mark S. Bohn              30,000            12.05%              $1.0625            12/14/2005       $23,664
                          20,000                                $1.09              07/22/2006       $15,720
James P. Samuels          30,000            12.05%              $1.0625            12/14/2005       $23,664
                          20,000                                $1.09              07/22/2006       $15,720

* The market price is the closing market price on the date of grant.


OPTION/SAR EXERCISES AND HOLDINGS

         The following table sets forth information with respect to the named executives, concerning the exercise of options and/or limited SARs during the last fiscal year and unexercised options and limited SARs held as of the end of the last fiscal year.

         Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values:
(a)                        (b)              (c)                  (d)                  (e)
                                                                 Number of
                                                                 Securities           Value of
                                                                 Underlying           Unexercised
                                                                 Unexercised          In-the-Money
                           Shares                                Options/SARs         Options/SARs
                           Acquired                              at FY-End(#)         at FY-End
                           On Exercise      Value                Exercisable/         Exercisable/
Name                       (#)              Realized ($)         Unexercisable        Unexercisable ($)
-------------------------------------------------------------------------------------------------------
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

Executive Employment Agreements

         We have entered into employment agreements with the executive officers identified in the preceding table. These agreements provide for annual base salaries which may be increased by us from time to time, with annual cost of living increases. In addition, each employment agreement entitles the employee to participate in employee benefit plans that we may from time to time offer to our employees.

         Each agreement is for an initial term of three years. Upon the expiration of each year, the term is extended for one year, unless either we or the employee elect not to extend the term, so that a three-year term remains in effect, unless one party has rejected the extension.

         Under each agreement, employment may be terminated as follows:

         o by us upon the employee's death, disability or cause;

         o by the employee if the employee's annual salary is decreased; the employee is relocated without consent; we have breached the employment agreement; we have purported to terminate the employee without giving reasonable notice of the basis; or disability.

         If employment is terminated by reason of death, we will continue to pay salary monthly for 12 months, or if for disability, we will pay an amount equal to the employee's annual salary upon termination. If we wrongfully terminate the employee's employment, we are required to pay severance pay in a lump sum equal to three times the annual salary, and other damages resulting from our breach, including those for loss of employee benefits during the remaining term of the agreement.

         By each agreement, the employee is prohibited from disclosing to third parties, directly or indirectly, our trade secrets, either during or after the employee's employment with our company, other than as required in the performance of the employee's duties. The agreement also provides that the employee will not have or claim any right, title or interest in any invention owned by us. The employee also agrees to irrevocably assign to us all of the employee's right, title and interest in and to any and all inventions and concepts made, generated or conceived by the employee during his or her period of employment with us and which related to our business, whether or not developed on the employee's own time. Each employee further agrees that during the period of employment with us and for a period of three years following the termination of employment, the employee will not compete with us, and for a period of one year, not to solicit our business customers or employees to discontinue or change their relationship with us.

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
                                             Amount and Nature of       Percent
         Name(1)(2)                          Beneficial Ownership(3)    of Class
         ----                                --------------------       --------
         C. David Callaham(4)                3,734,840                  5.5%
         John J. Ball (5)                      167,000                  *
         Charles B. Benham                     826,320                  1.2%
         Mark S. Bohn                          815,523                  1.2%
         Ronald C. Butz(6)                     762,031                  1.1%
         John P. Diesel                        165,000                  *
         James P. Samuels                      743,500                  *
         Douglas L. Sheeran                    140,000                  *
         Erich W. Tiepel                       387,627                  *
         Dennis L. Yakobson(7)                 874,754                  1.3%
         All Directors and Executive
         Officers as a Group (9 persons)     4,881,755                  7.3%
         ---------------
                  *Less than 1%.

(1) Except as otherwise noted and subject to applicable community property laws, each stockholder has sole voting and investment power with respect to the shares beneficially owned. The business address of each director and executive officer is c/o Rentech, Inc., 1331 17th Street, Suite 720, Denver, CO 80202.
(2) Shares of common stock subject to options that are exercisable within 60 days of the date of this Annual Report on Form 10-K are deemed outstanding for purposes of computing the percentage ownership of such person, but are not deemed outstanding for purposes of computing the percentage ownership of any other person. The following shares of common stock subject to stock options are included in the table: John
         J. Ball - 90,000;  Charles B. Benham - 230,000; Mark S. Bohn - 180,000;
         Ronald C. Butz - 185,000; John P. Diesel - 90,000; James P. Samuels - 380,000; Douglas L. Sheeran - 90,000; Erich W. Tiepel - 180,000; Dennis
         L. Yakobson - 245,000.
(3) Information with respect to beneficial ownership is based upon information furnished by each stockholder or contained in filings with the Securities and Exchange Commission.
(4) Includes 440,003 shares of common stock underlying stock purchase warrants.
(5) Includes 2,000 shares of common stock held by Mr. Ball's wife, as to which Mr. Ball disclaims beneficial ownership.
(6) Does not include 237,432 shares of common stock held by Mr. Butz's wife, as to which Mr. Butz disclaims beneficial ownership.
(7) Includes 8,000 shares of common stock held by Mr. Yakobson's wife, as to which Mr. Yakobson disclaims beneficial ownership.

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

         EX-10.7 Technical Services Agreement dated June 14, 1999 between Rentech and Texaco Energy Systems, Inc.

         EX-10.9 Services Contract with Wyoming Business Council dated January 30, 2001.

         EX-10.10 Marketing Agreement with Comart dated July 22, 2000.

         EX-10.11 Letter Agreement with BC Projectos dated March 4, 1999.

         EX-10.12 Joint Study Agreement with Pertamina dated October 2, 2001.

         EX-10.13 Letter of Intent with Oroboros AB dated September 29, 1999.

         EX-10.14 Memorandum of Understanding with GTL Bolivia,  S.A. dated June
                  22, 2001.

         EX-10.15 Memorandum  of  Understanding  with  Jacobs  Engineering  U.K.
                  Limited dated July 15, 1999.

         EX-10.16 Agreement with Petrie Parkman & Co. dated May 10, 2001.

         EX-10.17 Guaranty for Sand Creek Energy, LLC dated December 31, 1999.

         EX-10.18 Employment Agreement with Charles B. Benham.

         EX-10.19 Employment Agreement with Mark S. Bohn.

         EX-10.20 Employment Agreement with Ronald C. Butz.

         EX-10.21 Employment Agreement with James P. Samuels.

         EX-10.22 Employment Agreement with Dennis L. Yakobson.

         EX-21    Subsidiaries of Rentech Inc.

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

                                     RENTECH, INC.


                                     /s/ Dennis L. Yakobson
                                     -------------------------------------------
Date:  October 23, 2002              Dennis L. Yakobson, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                     /s/ Dennis L. Yakobson
                                     -------------------------------------------
Date:  October 23, 2002              Dennis L. Yakobson, President, Chief
                                     Executive Officer and Director


                                     /s/ Ronald C. Butz
                                     -------------------------------------------
Date:  October 23, 2002              Ronald C. Butz, Chief Operating Officer,
                                     Vice President, Secretary and Director


                                     /s/ James P. Samuels
                                     -------------------------------------------
Date:  October 23, 2002              James P. Samuels, Vice President - Finance,
                                     Chief Financial Officer


                                     /s/ John J. Ball
                                     -------------------------------------------
Date:  October 23, 2002              John J. Ball, Director


                                     /s/ John P. Diesel
                                     -------------------------------------------
Date:  October 23, 2002              John P. Diesel, Director


                                     /s/ Douglas L. Sheeran
                                     -------------------------------------------
Date:  October 23, 2002              Douglas L. Sheeran, Director


                                     /s/ Erich W. Tiepel
                                     -------------------------------------------
Date:  October 23, 2002              Erich W. Tiepel, Director

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

   Consolidated Balance Sheets                                         F-3 - F-4

   Consolidated Statements of Operations                                     F-5

   Consolidated Statements of Stockholders' Equity                     F-6 - F-8

   Consolidated Statements of Cash Flows                              F-9 - F-10

   Summary of Accounting Policies                                    F-11 - F-20

   Notes to Consolidated Financial Statements                        F-21 - F-54

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


                                                    /s/ BDO Seidman, LLP


December 12, 2001
Denver, Colorado


                                                  Rentech, Inc. and Subsidiaries


                                                     Consolidated Balance Sheets
================================================================================

September 30,                                                               2001          2000
-------------------------------------------------------------------------------------------------
Assets (Note 7)

Current:
    Cash                                                                $   893,452   $ 1,516,815
    Accounts receivable, net of $7,325 and $4,400 allowance for
         doubtful accounts (Note 14)                                      1,745,838       745,204
    Costs and estimated earnings in excess of billings (Note 10)             73,020          --
    Stock subscription receivable (Note 8)                                  250,000          --
    Note receivable (Note 5)                                                191,779          --
    Other receivables                                                        52,706       101,025
    Receivable from related party (Note 6)                                   69,293        64,246
    Inventories (Note 2)                                                    738,238       117,866
    Prepaid expenses and other current assets                               309,064       106,480
-------------------------------------------------------------------------------------------------

Total current assets                                                      4,323,390     2,651,636
-------------------------------------------------------------------------------------------------

Property and equipment, net (Note 3)                                      4,388,776     3,583,548
-------------------------------------------------------------------------------------------------

Other:
    Licensed technology, net of accumulated amortization of
       $1,848,747 and $1,630,437                                          1,582,402     1,800,711
    Capitalized software costs, net of accumulated amortization of
       $236,429 and $0                                                      711,263       851,610
    Goodwill, net of accumulated amortization of $400,599 and
       $302,248                                                           1,511,368     1,104,905
    Production backlog, net of accumulated amortization of $27,762 and
       $0 (Note 1)                                                          138,355          --
    Non-compete agreement, net of accumulated amortization of
       $5,432 and $0 (Note 1)                                               157,069          --
     Investment in INICA, Inc. (Note 4)                                   3,079,107     3,079,107
     Investment in Dresser (Note 5)                                            --       1,842,135
     Investment in Sand Creek (Note 6)                                         --          10,584
    Technology rights, net of accumulated amortization of
       $115,098 and $83,039                                                 172,648       204,707
     Deposit for acquisition (Note 1)                                          --         973,899
    Deposits and other assets, net of $167,206 allowance for doubtful
       accounts as of September, 30, 2000                                    51,077       359,750
-------------------------------------------------------------------------------------------------

Total other assets                                                        7,403,289    10,227,408
-------------------------------------------------------------------------------------------------

                                                                        $16,115,455   $16,462,592
=================================================================================================

                           See accompanying summary of accounting policies and notes to consolidated financial statements.


                                                  Rentech, Inc. and Subsidiaries


                                                     Consolidated Balance Sheets
                                                                     (Continued)
================================================================================

September 30,                                                                   2001            2000
-------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable                                                      $    883,255    $    358,885
     Billings in excess of costs and estimated earnings (Note 10)               130,930            --
     Payable to related party (Note 17)                                          30,600            --
     Accrued payroll                                                            536,530          78,005
     Accrued liabilities                                                        436,017          78,817
     Contract liability (Note 16)                                               750,000            --
     Current portion of long-term debt (Note 7)                                 143,863         243,553
-------------------------------------------------------------------------------------------------------
Total current liabilities                                                     2,911,195         759,260
-------------------------------------------------------------------------------------------------------

Long-term liabilities:
     Long-term debt, net of current portion (Note 7)                          1,147,773         990,107
     Lessee deposits                                                              7,485           9,248
     Investment in Sand Creek (Note 6)                                            2,669            --
-------------------------------------------------------------------------------------------------------

Total long-term liabilities                                                   1,157,927         999,355
-------------------------------------------------------------------------------------------------------

Total liabilities                                                             4,069,122       1,758,615
-------------------------------------------------------------------------------------------------------

Minority interest (Note 1)                                                      309,632            --

Commitments and contingencies (Notes 6 and 9)

Stockholders' equity (Note 8)
    Series A convertible preferred stock - $10 par value; 200,000 shares authorized; 200,000 shares issued and no shares outstanding; $10
       per share liquidation value                                                 --              --
    Series B convertible preferred stock - $10 par value; 800,000 shares authorized; 641,664 and 524,998 shares issued and 27,778 and no shares outstanding; $10 per share liquidation value ($277,780 in
       the aggregate)                                                           277,780            --
    Series C participating cumulative preferred stock - $10 par value;
       500,000 shares authorized; no shares issued and outstanding                 --              --
    Common stock - $.01 par value; 100,000,000 shares authorized;
       66,665,631 and 62,824,228 shares issued and outstanding                  666,653         628,240
     Additional paid-in capital                                              36,384,562      32,925,887
     Unearned compensation                                                      (21,266)        (49,829)
     Accumulated deficit                                                    (25,571,028)    (18,800,321)
-------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                   11,736,701      14,703,977
-------------------------------------------------------------------------------------------------------

                                                                           $ 16,115,455    $ 16,462,592
=======================================================================================================

                           See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                  Rentech, Inc. and Subsidiaries


                                           Consolidated Statements of Operations
================================================================================




Year Ended September 30,                                            2001            2000            1999
-------------------------------------------------------------------------------------------------------------
Revenues:  (Notes 13 and 14)
     Product sales                                              $  2,367,689    $  2,096,159    $  1,960,764
     Service revenues                                              5,558,887       2,710,448         580,136
     Royalty income                                                  240,000         260,000         340,000
-------------------------------------------------------------------------------------------------------------
Total revenues                                                     8,166,576       5,066,607       2,880,900

Cost of sales:
     Product costs                                                 1,124,951       1,029,812         918,678
     Service costs                                                 4,464,800       2,104,584         497,400
     Research and development contract costs (Note 16)               560,608            --              --
-------------------------------------------------------------------------------------------------------------
Total costs of sales                                               6,150,359       3,134,396       1,416,078
-------------------------------------------------------------------------------------------------------------

Gross profit                                                       2,016,217       1,932,211       1,464,822

Operating expenses:
     General and administrative expense                            5,591,046       4,776,431       4,111,151
     Depreciation and amortization                                   798,167         444,908         367,318
    Write-off of deposits related to acquisition                        --              --           233,279
     Research and development                                        204,583         515,261         195,466
-------------------------------------------------------------------------------------------------------------
Total operating expenses                                           6,593,796       5,736,600       4,907,214
-------------------------------------------------------------------------------------------------------------

Loss from operations                                              (4,577,579)     (3,804,389)     (3,442,392)

Other income (expenses):
     Loss on investment (Note 5)                                  (1,842,135)           --              --
     Equity in loss of investee (Note 6)                            (386,047)       (276,585)           --
     Interest income                                                 121,509         135,443          75,665
     Interest expense                                               (108,166)       (136,833)        (75,934)
     Loss on disposal of fixed assets                                   --           (17,031)           --
-------------------------------------------------------------------------------------------------------------

Total other expenses                                              (2,214,839)       (295,006)           (269)
-------------------------------------------------------------------------------------------------------------

Minority interest in subsidiary's net loss                            21,711            --              --
-------------------------------------------------------------------------------------------------------------

Net loss                                                          (6,770,707)     (4,099,395)     (3,442,661)

Dividend requirements on convertible preferred stock (Note 8)        483,599          89,611         531,932
-------------------------------------------------------------------------------------------------------------

Loss applicable to common stockholders                          $ (7,254,306)   $ (4,189,006)   $ (3,974,593)
-------------------------------------------------------------------------------------------------------------

Basic and diluted loss per common share                         $       (.11)   $       (.07)   $       (.09)
-------------------------------------------------------------------------------------------------------------

Basic and diluted weighted-average number of common shares
    outstanding                                                   64,807,168      57,532,816      43,838,417
=============================================================================================================

                           See accompanying, summary of accounting policies and notes to consolidated financial statements.

                                                  Rentech, Inc. and Subsidiaries


                                 Consolidated Statements of Stockholders' Equity
================================================================================


                                                                        Convertible Preferred Stock
                                                       ------------------------------------------------------------
                                                                 Series A                       Series B
Years Ended September 30, 2001, 2000, and 1999            Shares         Amount          Shares         Amount
-------------------------------------------------------------------------------------------------------------------
Balance October 1, 1998                                      50,000   $    500,000         107,500   $  1,075,000
Common stock issued for cash (Note 8)                          --             --              --          150,000
Common stock issued for cash on options and
   warrants exercised (Note 8)                                 --             --              --          940,110
Common stock issued for acquisition (Note 8)                   --             --              --          100,000
Common stock issued for investment (Note 5)                    --             --              --        3,680,168
Common stock issued for services (Note 8)                      --             --              --          100,000
Preferred stock issued for cash, net of offering
   costs of $248,476 (Note 8)                                  --          208,332       2,083,320           --
Common stock issued for conversion of
   preferred stock and $91,899 in dividends (Note 8)        (50,000)      (500,000)       (182,500)    (1,825,000)
Stock warrants granted for prepaid expenses (Note 8)           --             --              --             --
Stock options granted for services (Note 8)                    --             --              --             --
Deemed dividends on convertible preferred stock of
     $440,033 (Note 8)                                         --             --              --             --
Net loss                                                       --             --              --             --
-------------------------------------------------------------------------------------------------------------------



                                                               Common Stock            Additional
                                                       ---------------------------      Paid-In        Unearned     Accumulated
Years Ended September 30, 2001, 2000, and 1999            Shares         Amount         Capital      Compensation     Deficit
-------------------------------------------------------------------------------------------------------------------------------

Balance October 1, 1998                                  40,075,292   $    400,750    $ 19,603,081   $       --    $(11,258,265)
Common stock issued for cash (Note 8)                         1,500         48,500            --                           --
Common stock issued for cash on options and
   warrants exercised (Note 8)                                9,401        252,918            --                           --
Common stock issued for acquisition (Note 8)                  1,000         49,000            --                           --
Common stock issued for investment (Note 5)                  36,802      1,801,210            --                           --
Common stock issued for services (Note 8)                     1,000         61,500            --                           --
Preferred stock issued for cash, net of offering
   costs of $248,476 (Note 8)                                  --         (248,476)           --                           --
Common stock issued for conversion of
   preferred stock and $91,899 in dividends (Note 8)      4,227,177         42,272       2,279,651           --            --
Stock warrants granted for prepaid expenses (Note 8)           --             --            81,143           --            --
Stock options granted for services (Note 8)                    --             --             7,152           --            --
Deemed dividends on convertible preferred stock of
     $440,033 (Note 8)                                         --             --              --             --            --
Net loss                                                       --             --              --             --      (3,442,661)
-------------------------------------------------------------------------------------------------------------------------------
                          See accompanying  summary of accounting  policies and
                           notes to consolidated financial statements
                                                                             F-6


                                                  Rentech, Inc. and Subsidiaries


                                 Consolidated Statements of Stockholders' Equity
                                                                     (Continued)
================================================================================

                                                                        Convertible Preferred Stock
                                                       ------------------------------------------------------------
                                                                 Series A                       Series B
Years Ended September 30, 2001, 2000, and 1999            Shares         Amount          Shares         Amount
-------------------------------------------------------------------------------------------------------------------

Balance, September 30, 1999                                    --     $       --           133,332   $  1,333,320
Common stock and stock options issued for cash, net
    of offering costs of $603,049 (Note 8)                     --             --              --             --
Common stock issued for cash on options and
   warrants exercised (Note 8)                                 --             --              --             --
Common stock issued for deposit on
   business acquisition (Notes 1 and 8)                        --             --              --             --
Common stock issued for services (Note 8)                      --             --              --             --
Common stock issued for prepaid expenses (Note 8)              --             --              --             --
Common stock issued for commissions on
   business acquisition (Note 8)                               --             --              --             --
Preferred stock issued for cash, net of offering costs
   of $16,660 (Note 8)                                         --             --            16,666        166,660
Preferred stock and $46,680 in dividends
   redeemed for cash (Note 8)                                  --             --           (23,832)      (238,320)
Common stock issued for conversion of preferred
   stock and $22,731 in dividends (Note 8)                     --             --          (126,166)    (1,261,660)
Stock options granted for services (Note 8)                    --             --              --             --
Stock options granted to employees for services                --             --              --             --
Deemed dividends on preferred stock of $20,200 (Note 8)        --             --              --             --
Net loss                                                       --             --              --             --
-------------------------------------------------------------------------------------------------------------------


                                                              Common Stock            Additional
                                                       ---------------------------      Paid-In        Unearned     Accumulated
Years Ended September 30, 2001, 2000, and 1999            Shares         Amount         Capital      Compensation     Deficit
-------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1999                              49,272,747   $    492,725   $ 23,935,679    $       --    $(14,700,926)
Common stock and stock options issued for cash, net
    of offering costs of $603,049 (Note 8)                8,428,334         84,283      5,844,668            --             --
Common stock issued for cash on options and
   warrants exercised (Note 8)                            2,324,527         23,245        999,717            --             --
Common stock issued for deposit on
   business acquisition (Notes 1 and 8)                     200,000          2,000        398,000            --             --
Common stock issued for services (Note 8)                   100,000          1,000         52,120            --             --
Common stock issued for prepaid expenses (Note 8)           100,000          1,000         52,120            --             --
Common stock issued for commissions on
   business acquisition (Note 8)                             60,000            600         29,400            --             --
Preferred stock issued for cash, net of offering costs
   of $16,660 (Note 8)                                         --             --          (16,660)           --             --
Preferred stock and $46,680 in dividends
   redeemed for cash (Note 8)                                  --             --          (46,680)           --             --
Common stock issued for conversion of preferred
   stock and $22,731 in dividends (Note 8)                2,338,620         23,387      1,275,696            --             --
Stock options granted for services (Note 8)                    --             --          351,998            --             --
Stock options granted to employees for services                --             --           49,829         (49,829)          --
Deemed dividends on preferred stock of $20,200 (Note 8)        --             --             --              --             --
Net loss                                                       --             --             --              --      (4,099,395)
--------------------------------------------------------------------------------------------------------------------------------
                           See accompanying  summary of accounting  policies and
                           notes to consolidated financial statements
                                                                             F-7

                                                  Rentech, Inc. and Subsidiaries


                                 Consolidated Statements of Stockholders' Equity
                                                                     (Continued)
================================================================================


Years Ended September 30, 2001, 2000, and 1999
                                                                        Convertible Preferred Stock
                                                       ------------------------------------------------------------
                                                                 Series A                       Series B
Years Ended September 30, 2001, 2000, and 1999            Shares         Amount          Shares         Amount
-------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2000                                    --     $       --             --      $       --
Common stock issued for cash, net
    of offering costs of $103,995 (Note 8)                     --             --             --              --
Common stock issued for cash on options and
   warrants exercised (Note 8)                                 --             --             --              --
Common stock issued for deposit on
   business acquisition (Notes 1 and 8)                        --             --             --              --
Preferred stock issued for cash and a $250,000 stock
    subscription receivable, net of offering costs
   of $122,995 (Note 8)                                        --             --          116,666       1,166,668
Common stock issued for conversion of preferred
   stock (Note 8)                                              --             --          (88,888)       (888,888)
Stock options granted for services (Note 8)                    --             --             --              --
Warrants for convertible preferred stock redeemed
     for cash                                                  --             --             --              --
Deemed dividends on preferred stock of $483,599
     (Note 8)                                                  --             --             --              --
Net loss                                                       --             --             --              --
-------------------------------------------------------------------------------------------------------------------

Balance September 30, 2001                                     --     $       --           27,778    $    277,780
-------------------------------------------------------------------------------------------------------------------


                                                              Common Stock            Additional
                                                       ---------------------------      Paid-In        Unearned     Accumulated
Years Ended September 30, 2001, 2000, and 1999            Shares         Amount         Capital      Compensation     Deficit
-------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2000                              62,824,228   $    628,240   $ 32,925,887    $    (49,829) $(18,800,321)
Common stock issued for cash, net
    of offering costs of $103,995 (Note 8)                2,000,000         20,000      1,776,005            --            --
Common stock issued for cash on options and
   warrants exercised (Note 8)                              518,027          5,180        530,820            --            --
Common stock issued for deposit on
   business acquisition (Notes 1 and 8)                     200,000          2,000        242,000            --            --
Preferred stock issued for cash and a $250,000 stock
    subscription receivable, net of offering costs
   of $122,995 (Note 8)                                        --             --         (122,995)           --            --
Common stock issued for conversion of preferred
   stock (Note 8)                                         1,123,376         11,233        877,655            --            --
Stock options granted for services (Note 8)                    --             --          157,274          28,563          --
Warrants for convertible preferred stock redeemed
     for cash                                                  --             --           (2,084)           --            --
Deemed dividends on preferred stock of $483,599
     (Note 8)                                                  --             --             --              --            --
Net loss                                                       --             --             --              --      (6,770,707)
-------------------------------------------------------------------------------------------------------------------------------

                                                         66,665,631   $    666,653   $ 36,384,562    $    (21,266) $(25,571,028)
-------------------------------------------------------------------------------------------------------------------------------

                           See accompanying summary of accounting policies and notes to consolidated financial statements
                                                                             F-8


                                                  Rentech, Inc. and Subsidiaries


                                           Consolidated Statements of Cash Flows
================================================================================

Increase (Decrease) in Cash

Year Ended September 30,                                    2001           2000           1999
-------------------------------------------------------------------------------------------------
Operating activities:
  Net loss                                              $(6,770,707)   $(4,099,395)   $(3,442,661)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
    Increase in allowance for doubtful accounts               2,925          2,400            200
    Depreciation                                            364,818        261,635        149,401
    Amortization                                            618,340        350,352        339,312
    Loss on investment                                    1,842,135           --             --
    Write-off of deferred offering costs                    123,642           --             --
    Interest income                                         (70,814)          --             --
    Loss on disposal of assets                                 --           17,031        233,279
    Equity in loss of investee                              386,047        276,585           --
    Minority interest in net loss of subsidiary             (21,711)          --             --
    Common stock issued for services                         53,120         53,120         62,500
    Stock options and warrants issued for services          185,837        351,998          7,152
  Changes in operating assets and liabilities, net of
   business combination:
    Accounts receivable                                    (919,072)      (372,921)      (149,950)
    Costs and estimated earnings in excess of
      billings                                              203,736           --             --
    Other receivables and receivable from related
      party                                                  31,361       (105,893)       (59,378)
    Inventories                                            (101,534)       (27,384)         9,092
    Prepaid expenses and other current assets               (20,749)       131,638        129,638
    Accounts payable                                        459,780         14,190         29,580
    Billings in excess of costs and
      estimated earnings                                     37,033           --             --
    Accrued liabilities and accrued payroll                 378,669         80,702         30,901
    Lessee deposits                                          (1,763)          --            9,248
-------------------------------------------------------------------------------------------------
Net cash used in operating activities                    (3,218,907)    (3,065,942)    (2,651,686)
-------------------------------------------------------------------------------------------------

                           See accompanying summary of accounting policies and notes to consolidated financial statements.


                                                  Rentech, Inc. and Subsidiaries


                                           Consolidated Statements of Cash Flows
                                                                     (Continued)
================================================================================


Increase (Decrease) in Cash

Year Ended September 30,                                  2001           2000           1999
-----------------------------------------------------------------------------------------------
Investing activities:
    Purchase of property and equipment                $  (676,379)   $  (470,361)   $(1,054,646)
    Proceeds from disposal of vehicles                       --           24,068         13,791
    Cash used in purchase of business                        --             --         (597,812)
    Net cash used in purchase of business                 (59,013)          --             --
    Purchase of capitalized software                         --         (851,610)          --
    Cash used in purchase of investments                 (372,794)      (464,220)        (2,072)
    Increase in deposits for acquisitions                    --         (273,899)      (477,615)
    Increase in deposits and other assets                  86,011        (10,617)       (58,663)
-----------------------------------------------------------------------------------------------

Net cash used in investing activities                  (1,022,175)    (2,046,639)    (2,177,017)
-----------------------------------------------------------------------------------------------

Financing activities:
    Proceeds from issuance of common stock, net of
       offering costs                                   2,332,005      6,951,913        312,319
    Proceeds from issuance of convertible preferred
       stock, net of offering costs                       793,673        150,000      1,834,844
    Deferred offering costs                               (75,980)       (47,662)          --
    Redemption of convertible preferred stock              (2,084)      (285,000)          --
    Proceeds from contract liability                      750,000           --             --
    Borrowings on long-term debt                          444,951           --             --
    Payments on long-term debt and notes payable         (624,846)      (448,037)       (66,657)
-----------------------------------------------------------------------------------------------

Net cash provided by financing activities               3,617,719      6,321,214      2,080,506
-----------------------------------------------------------------------------------------------

Increase (decrease) in cash                              (623,363)     1,208,633     (2,748,197)

Cash, beginning of year                                 1,516,815        308,182      3,056,379
-----------------------------------------------------------------------------------------------

Cash, end of year                                     $   893,452    $ 1,516,815    $   308,182
===============================================================================================

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

                           The Company has been successful in the past in raising equity financing. For the years ended September 30, 2001, 2000 and 1999, the Company received net cash proceeds from the issuance of common stock of $2,332,005, $6,951,913 and $312,319.
                           For the years ended September 30, 2001, 2000 and 1999, the Company has received net cash proceeds from the issuance of convertible preferred stock of $793,673, $150,000 and $1,834,844. Subsequent to fiscal 2001, the Company received net cash proceeds from the issuance of Series B preferred stock of $475,000, and the Company received $63,750 in cash proceeds from the exercise of stock options (See Note
                           18).

                                                  Rentech, Inc. and Subsidiaries


                                                  Summary of Accounting Policies
================================================================================


                           In achieving its objectives as planned for fiscal 2002, the Company may issue additional Series B convertible preferred stock to existing stockholders. The Company may issues its common stock in a private placement to fund any working capital requirements should the need arise. In addition, the Company is in negotiations to sell certain assets. As discussed in
                           Note 19, Sand Creek Energy, LLC, a company for which Rentech has a 50% interest in, has entered into an option agreement under which certain equipment and inventory of the facility could be sold for
                           $2,000,000. The Company believes that with its current available cash, revenues from operations, the additional equity financing and the sale of assets will be sufficient to meet its cash operating requirements through September 30, 2002.

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

                                                  Rentech, Inc. and Subsidiaries


                                                  Summary of Accounting Policies
================================================================================

Licensed                   Licensed technology  represents costs incurred by the
Technology                 Company  primarily  for the  retrofit of a plant used
                           for  the  purpose  of  demonstrating   the  Company's
                           proprietary   technology  to  prospective  licensees,
                           which it licenses to third parties under various fee arrangements. These capitalized costs are carried at the lower of amortized cost or net realizable value and are being amortized over fifteen years.


Goodwill Goodwill, which relates to the acquisition of Okon in 1997 and the acquisition of PML in 1999, is being amortized over a fifteen-year period using the straight-line method. Goodwill relating to the acquisition of Ren Corporation in fiscal 2001 (see
                           Note 1) is not being amortized in accordance with Statement of Financial Accounting Standards ("SFAS") 142, Goodwill and Other Intangible Assets.

Production                 Backlog In  connection  with the  acquisition  of Ren
                           Corporation in fiscal 2001 (see Note 1), the Company acquired certain production backlog arising from existing sales contracts. The production backlog is being amortized over one year, the term of the contracts.

Non-Compete                In connection with the acquisition of Ren Corporation
Agreement                  in fiscal 2001 (see Note 1), the Company entered into
                           non-compete  agreements with certain employees of Ren
                           Corporation. The non-compete agreements are being amortized over the term of the non-compete agreements of five years.

Property,                  Property   and   equipment   is   stated   at   cost.
Equipment                  Depreciation and amortization  expense , are computed
Depreciation and           using the  straight-line  method  over the  estimated
Amortization               useful lives of the assets, which range from three to
                           thirty years, except for leasehold improvements, which are amortized over the shorter of the useful life or the remaining lease term. Maintenance and repairs are expensed as incurred.

                           Major renewals and improvements are capitalized. When property and equipment is retired or otherwise disposed of, the asset and accumulated depreciation or amortizations is removed from the accounts and the resulting profit or loss is reflected in operations.

                                                  Rentech, Inc. and Subsidiaries


                                                  Summary of Accounting Policies
================================================================================

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

Investment in              The  Company  has  a 50%  investment  in  Sand  Creek
Sand Creek                 Energy,  LLC. The  investment  is accounted for using
                           the equity method of  accounting.  Under such method,
                           the  Company's  proportionate  share  of  net  income
                           (loss)  is  included  as  a  separate   item  in  the
                           statement of operations.

Technology                 Technology  rights are recorded at cost and are being
Rights                     amortized on a  straight-line  method over a ten-year
                           estimated life.

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

Long-Lived                 Long-lived  assets,   identifiable   intangibles  and
Assets                     associated   goodwill  are  reviewed  for  impairment
                           whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected future cash flow from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized and measured using the asset's fair value.

Accrued Liabilities        The Company accrues  significant  expenses that occur
                           during the year in order to match expenses to the appropriate period. These include audit and legal fees, as well as payroll expenses such as bonuses and vacation.

                                                  Rentech, Inc. and Subsidiaries


                                                  Summary of Accounting Policies
================================================================================

Revenue                    Sales of water-based  stains sealers and coatings are
Recognition                recognized   when  the  goods  are   shipped  to  the
                           customers, as all goods are shipped FOB shipping point.

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

                                                  Rentech, Inc. and Subsidiaries


                                                  Summary of Accounting Policies
================================================================================

Cost of Sales              Cost of  sales  expenses  include  direct  materials,
Expenses                   direct  labor,   indirect   labor,   employee  fringe
                           benefits  and other  miscellaneous  costs to  produce
                           water-based   stains,   sealers  and   coatings,   to
                           manufacture industrial automation systems and to complete oil and gas field services and technical services.

General and                General   and    administrative    expenses   include
Administrative             employee's  salaries  and  fringe  benefits,  travel,
Expenses                   consulting,  occupancy,  public  relations  and other
                           costs incurred in each operating segment.

Research and               Research  and  development  expenses  include  direct
Development                materials,  direct labor,  indirect  labor,  employee
Expenses                   fringe   benefits  and  other   miscellaneous   costs
                           incurred to develop and refine certain technologies employed in the respective operating segment. These costs are expensed as incurred.

Advertising                The  Company  recognizes   advertising  expense  when
Costs                      incurred.


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

Concentrations             The Company's financial  instruments that are exposed
of Credit Risk             to concentrations of credit risk consist primarily of
                           cash and accounts receivable.

                                                  Rentech, Inc. and Subsidiaries


                                                  Summary of Accounting Policies
================================================================================

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

                                                  Rentech, Inc. and Subsidiaries


                                                  Summary of Accounting Policies
================================================================================

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

                                                  Rentech, Inc. and Subsidiaries


                                                  Summary of Accounting Policies
================================================================================

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

                                                  Rentech, Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements
================================================================================

1.  Business               On August 1, 2001, the Company  received 7,127 shares
    Acquisition            of common stock in Ren for a 56% majority interest in
                           Ren for a total purchase price of $1,414,716.  Ren is
                           in   the    business   of    manufacturing    complex
                           microprocesser   controlled   industrial   automation
                           systems primarily for the fluid power industry.  As a
                           result of the acquisition, Ren is expected to provide
                           continued  support to the strategy of the development
                           of  solidly   profitable   counter-cyclical   non-GTL
                           businesses.  In satisfaction  for the 56% interest in
                           Ren, the Company applied its $573,899 note receivable
                           plus $116,705 in interest  receivable due from Ren to
                           the  purchase,  issued  400,000  shares of its common
                           stock valued at $644,000 to Ren,  paid $50,000 to Ren
                           and   incurred   $30,112   in   acquisition    costs.
                           Originally,  the  Company  issued  $644,000 of common
                           stock as a deposit on the business  acquisition.  The
                           Company  issued 200,000 shares of common stock to Ren
                           at a market price of $2 per share during fiscal 2000,
                           and the Company  issued an additional  200,000 shares
                           of common stock to Ren at a market price of $1.22 per
                           share during  fiscal 2001.  As of September 30, 2000,
                           the Company had recorded a $973,899  deposit for this
                           acquisition.  This deposit  consisted of the $400,000
                           shares of common  stock  issued to Ren during  fiscal
                           2000 and $573,899 in cash. The $973,899 deposit would
                           have  been  repaid  by  Ren  in  a  form  of  a  note
                           receivable  in the  event  that the  Company  did not
                           complete  the   acquisition.   At  the  date  of  the
                           acquisition,    Ren   had   not   satisfied   certain
                           obligations   as  originally   contemplated   by  the
                           parties. As a result, the original shareholders of Ren have agreed to assign to the Company their rights to an allocation of profits from Ren until an amount of profits are allocated to the Company equal to $224,424 plus 6% accrued interest on the outstanding balance accruing on August 1, 2001. In accordance with the stock purchase agreement, this amount will be a cash payment out of future dividends that Ren declares to the original shareholders. These cash payments will be provided to the Company by the original shareholders, and the investment in Ren will be reduced by such payments.

                                                  Rentech, Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements
================================================================================

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


                                                  Rentech, Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements
================================================================================

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

                           Years Ended September 30,                 2001            2000
                           -----------------------------------------------------------------
                           Revenues                             $  8,978,147    $  5,904,720
                           Net loss                             $ (7,084,188)   $ (4,548,105)
                           Dividend requirements on preferred
                           stock                                $    483,599    $     89,611
                           Loss applicable to common stock      $ (7,567,787)   $ (4,637,716)
                           Basic and diluted loss per common
                           share from operations                $       (.11)   $       (.08)
                           Basis and diluted weighted-average
                               number of common shares
                               outstanding adjusted for
                               acquisition                        64,883,332      57,932,816
                           =================================================================

2.  Inventories            Inventories consist of the following:

                           September 30,                             2001            2000
                           -----------------------------------------------------------------
                           Finished goods                       $     86,647    $     45,549
                           Work in process                           384,563              -
                           Raw materials                             267,028          72,317
                           -----------------------------------------------------------------
                                                                $    738,238    $    117,866
                           =================================================================


                                                  Rentech, Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements
================================================================================


3.  Property and          Property and equipment consist of the following:
    Equipment



                                                                                       Useful
                               September 30,                   2001         2000        Lives
                           ---------------------------------------------------------------------
                           Land                             $  205,428   $  156,550         --
                           Buildings                         1,586,706    1,350,963           30
                           Machinery and equipment           2,317,278    1,423,215            5
                           Office furniture and equipment      689,916      441,783          3-7
                           Construction-in-progress             90,961      369,291         --
                           Vehicles                            113,394       94,009            3
                           Leasehold improvements              316,423      314,249            5
                           ---------------------------------------------------------------------
                                                             5,320,106    4,150,060
                           Less accumulated depreciation
                                 and amortization              931,330      566,512
                           ---------------------------------------------------------------------

                                                            4,388,776   $3,583,548
                           =====================================================================


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

                                                  Rentech, Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements
================================================================================

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

6.  Investment             On  January  7,  2000,   the  Company  and   Republic
    in Sand Creek          Financial Corporation ("Republic") through Sand Creek
                           Energy, LLC (SCE) purchased the "Sand Creek" methanol
                           facility  and  all  the  supporting   infrastructure,
                           buildings  and  the  underlying   17-acre  site.  The
                           Company  and  Republic  do not expect to use the Sand
                           Creek plant for commercial production of liquid hydrocarbons. Instead, the Company may use it as a large pilot plant for continuing work with the Rentech GTL Technology, or the Company may sell some of the assets of SCE (See Note 19).

                                                  Rentech, Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements
================================================================================

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


                                                  Rentech, Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements
================================================================================




7.  Long-Term              Long-term debt consists of the following:
    Debt

                           September 30,                                        2001         2000
                           -------------------------------------------------------------------------
                           Mortgage dated February 8, 1999; monthly
                           principal and interest payments of $7,517
                           with interest of 8.25% unpaid principal and
                           accrued interest due March 1, 2029;
                           collateralized by land and building               $1,064,181   $  977,014

                           Promissory notes dated June 1, 1999; monthly
                           principal and interest payments of $18,590
                           with interest of 9.75%, unpaid principal and
                           accrued interest was due July 1, 2001;
                           collateralized by assets of PML and
                           guaranteed by the Company                               --        162,108

                           Mortgages dated August 1, 1997; monthly
                           principal and interest payments of $988 with
                           interest of 9.00%, unpaid principal and
                           accrued interest due August 1, 2001;
                           collateralized by land and building                     --         62,999

                           Various promissory notes; monthly principal and
                           interest payments of $12,638 with interest of
                           5.9% to 24%, unpaid principal and interest due
                           from March 2, 1997 to July 1, 2005;
                           collateralized by certain fixed assets
                           of the Company                                       227,455       31,539

                           -------------------------------------------------------------------------

                           Total long-term debt                               1,291,636    1,233,660

                           Less current maturities                              143,863      243,553
                           -------------------------------------------------------------------------

                           Long-term debt, less current maturities           $1,147,773   $  990,107
                           =========================================================================

                                                  Rentech, Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements
================================================================================

                           Future maturities of long-term debt as of September 30, 2001 are as follows:

                           Year Ending September 30,
                           -----------------------------------------------------

                           2002                                   $      143,863
                           2003                                           66,425
                           2004                                           41,444
                           2005                                           23,380
                           2006                                           14,670
                           Thereafter                                  1,001,854
                           -----------------------------------------------------

                                                                  $    1,291,636
                           =====================================================

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

                                                  Rentech, Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements
================================================================================

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

                                                  Rentech, Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements
================================================================================

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

                                                  Rentech, Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements
================================================================================

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

                                                  Rentech, Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements
================================================================================

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

                                                  Rentech, Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements
================================================================================

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


                                                  Rentech, Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements
================================================================================

                           The following tables summarizes information on stock option and warrant activity:

                                                                   Options                  Warrants
                                                          --------------------------------------------------
                                                             Shares      Weighted      Shares       Weighted
                                                                         Average                    Average
                                                                         Exercise                   Exercise
                                                                          Price                      Price
                           ---------------------------------------------------------------------------------
                           Outstanding, October 1, 1998     3,106,200     $  .27      2,336,007     $  .43
                                 Granted                      280,000        .63        750,000       1.00
                                 Exercised                   (120,500)       .23       (819,610)       .28
                                 Cancelled                       --           --     (1,103,050)       .29
                           ---------------------------------------------------------------------------------

                           Outstanding, September 30, 1999  3,265,700        .31      1,163,347       1.04
                                 Granted                    6,711,300       2.36      3,572,200       2.07
                                 Exercised                 (2,252,700)       .45        (71,827)       .26
                                 Cancelled                       --           --       (211,049)       .96
                           ---------------------------------------------------------------------------------

                           Outstanding, September 30, 2000  7,724,300       2.05      4,452,671       1.90
                                 Granted                      770,000       1.05           ---          --
                                 Exercised                   (100,000)      .80        (418,027)      1.09
                                 Cancelled                       --          --         (41,667)      1.20
                           ---------------------------------------------------------------------------------

                           Outstanding, September 30, 2001  8,394,300     $ 1.97      3,992,977     $ 2.00
                           ---------------------------------------------------------------------------------

                           Exercisable, September 30, 2001  8,343,300     $ 1.97      3,992,977     $ 2.00
                           Exercisable, September 30, 2000  7,652,300     $ 2.03      4,452,671     $ 1.90
                           Exercisable, September 30, 1999  3,265,700     $  .31      1,163,347     $ 1.04

                                                  Rentech, Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements
================================================================================

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

                                                  Rentech, Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements
================================================================================

                           Under the accounting provisions for SFAS No. 123, the Company's net loss and net loss per share would have been increased by the pro forma amounts indicated below:

                           Year Ended September 30,              2001            2000             1999
                           -------------------------------------------------------------------------------
                           Loss applicable to common stock:
                                 As reported                 $(7,254,306)    $(4,189,006)     $(3,974,593)
                                 Pro forma                   $(7,735,772)    $(4,275,273)     $(4,112,355)
                            Loss per common share:
                                 As reported                 $      (.11)    $      (.07)     $      (.09)
                                 Pro forma                   $      (.12)    $      (.07)     $      (.09)
                           -------------------------------------------------------------------------------

                           The following information summarizes stock options outstanding and exercisable at September 30, 2001:

                                                          Outstanding                      Exercisable
                                           ----------------------------------------    ---------------------
                                                           Weighted
                                                            Average       Weighted
                                                           Remaining       Average                  Weighted
                              Range of                    Contractual      Exercise                  Average
                              Exercise        Number        Life in         Price        Number     Exercise
                               Prices      Outstanding       Years                     Exercisable    Price
                           ---------------------------------------------------------------------------------
                           $.19-$.25          602,000           .38         $ .21        602,000     $ .21

                           $.30               466,000           .97           .30        466,000       .30

                           $.63-$.90          795,000          2.04           .71        795,000       .71
                           $1.05-$1.09        670,000          4.46          1.07        670,000      1.07
                           $1.25-$1.78      3,789,534           .30          1.26      3,759,534      1.25
                           $1.93               42,000          3.65          1.93         21,000      1.93
                           $5.00            2,029,766          1.25          5.00      2,029,766      5.00
                           ---------------------------------------------------------------------------------

                           $.19-$5.00       8,394,300          1.08         $1.97          8,343,300 $ 1.97
                           =================================================================================

                                                                             F38

                                                  Rentech, Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements
================================================================================

                           The following information summarizes stock warrants outstanding and exercisable at September 30, 2001:

                                          Outstanding                          Exercisable
                           ------------------------------------------  -----------------------------
                                                       Weighted
                                                        Average
                                                      Remaining    Weighted                 Weighted
                           Range of                  Contractual    Average                  Average
                           Exercise        Number      Life in     Exercise      Number     Exercise
                            Prices      Outstanding     Years         Price    Exercisable    Price
                           -------------------------------------------------------------------------

                           $.30            104,944      .43          $0.30       104,944       $0.30
                           $.66             71,366     3.29           0.66        71,366        0.66
                           $1.00-$1.25   1,375,000      .37           1.16     1,375,000        1.16
                           $1.64-$2.64   2,441,667     1.51           2.58     2,441,667        2.58
                           -------------------------------------------------------------------------

                           $.30-$2.64    3,992,977     1.12          $2.00     3,992,977       $2.00
                           =========================================================================

                                                  Rentech, Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements
================================================================================

9.  Commitments            Employment Agreements
    and Contingencies
                           The  Company  has  entered  into  various  employment
                           agreements with four of its officers that extend from
                           January 1, 2002 to March 31, 2002.  In the event that
                           the Company  terminates an officer's  employment  for
                           any other  reason  other than for cause,  the Company
                           shall  pay  the  officer  his  compensation  for  the
                           remainder of the term or one year which ever is more.
                           In addition,  the Company has  employment  agreements
                           with three other officers with expiration  dates from
                           March 31, 2002 through  August 31, 2004.  These three
                           employment agreements with the other officers provide
                           for   various   settlements   upon   termination   of
                           employment.  One employment  agreement indicates that
                           no additional  obligation  exists upon termination of
                           employment  unless  it is  related  to the  event  of
                           death,  then the  Company  shall  continue to pay the
                           employee's  estate  the  employee's  salary  for  the
                           remainder   of  the  term.   The  second   employment
                           agreement indicates that in the event that the Company terminates the officer's employment for any other reason other than for cause, the Company shall pay the officer his compensation for the remainder of the term. The third employment agreement indicates that if the officer's employment with the Company terminates for any reason, the officer will receive twelve months of compensation in addition to any accrued vacation. The employment agreements set forth annual compensation to the eight officers of between $52,000 and $190,000 each. Compensation is adjusted annually based on the cost of living index.

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

                                                  Rentech, Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements
================================================================================

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

                           Operating Leases

                           The Company leases office space under a non-cancelable operating lease, which expires October 31, 2003, with a renewal option for an additional five years. The Company also leases office and warehouse space for its Okon operation, under a lease, which expires during March 2005. The Company also has various operating leases, which expire through August 2004.

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
                           -----------------------------------------------------

                                                  Rentech, Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements
================================================================================

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

                                                  Rentech, Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements
================================================================================

10. Costs and              The  costs  and   estimated   earnings   relating  to
    Estimated              uncompleted contracts are summarized as follows:
    Earnings on
    Uncompleted
    Contracts
                           September 30,                                 2001
                           -----------------------------------------------------

                           Cost incurred on uncompleted contracts     $ 484,065
                           Estimated earnings                           164,488
                           -----------------------------------------------------
                           Total costs incurred and estimated
                           earnings                                     648,553
                           -----------------------------------------------------

                           Less billings to date                        706,463
                           -----------------------------------------------------
                                                                      $ (57,910)
                           =====================================================

                           Included in the accompanying balance sheet as of September 30, 2001 under the following captions:

                           September 30,                                 2001
                           -----------------------------------------------------

                           Costs and estimated earnings in excess of
                               billings on uncompleted contracts      $  73,020

                           Billings in excess of costs and estimated
                               earnings on uncompleted contracts      $(130,930)
                          ------------------------------------------------------
                                                                      $ (57,910)
                          ======================================================

                           There were no amounts included in accounts receivable at September 30, 2001 for amounts billed but not collected in accordance with retainage provisions of contracts.


                                                  Rentech, Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements
================================================================================

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

                           September 30,                            2001          2000
                           ---------------------------------------------------------------

                           Net operating loss carry forwards    $ 7,613,000    $ 5,866,000
                           Capital loss carry forwards
                                                                       --           57,000
                           Accruals for financial statement
                              purposes not allowed for income
                               taxes - cash basis                   201,000         11,000
                           Basis difference in investment in        691,000
                               Dresser                                 --
                           Basis difference in capitalized         (267,000)
                               software                                --
                           Basis difference in other                163,000
                               intangible assets                       --
                           Basis difference relating to
                              licensed technology                   444,000        396,000
                           Basis difference in property and
                              equipment                            (218,000)      (115,000)
                           Basis difference in other assets           3,000        (28,000)
                           Basis difference in goodwill             213,000         18,000
                           Basis difference in technology
                              rights                                 16,000         11,000


                                                  Rentech, Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements
================================================================================

                           Basis difference relating to
                               Synhytech plant held for sale         75,000         75,000
                           Basis difference in other accruals          --            9,000
                           Basis difference in investment in
                              Sand Creek                             84,000         31,000
                           ---------------------------------------------------------------
                                                                  9,018,000      6,331,000

                           Valuation allowance                   (9,018,000)    (6,331,000)
                           ----------------------------------------------------------------
                                                                $      --      $      --
                           ===============================================================
                           A  reconciliation  of the income taxes at the federal
                           statutory  rate  to  the  effective  tax  rate  is as
                           follows:

                           Year Ended September 30,                 2001           2000           1999
                           ------------------------------------------------------------------------------

                           Federal income tax benefit computed
                               at the Federal statutory rate    $(2,281,000)   $(1,394,000)   $(1,171,000)
                           State income tax benefit net of
                               Federal benefit                     (235,000)      (143,000)       (59,000)
                           Purchase price adjustment not           (359,000)
                              effecting net loss                       --             --
                           Other - permanent differences            188,000         83,000         10,000
                           Change in valuation allowance          2,687,000      1,454,000      1,220,000
                           ------------------------------------------------------------------------------

                           Income tax benefit                   $      --      $      --      $      --
                           ==============================================================================

12.   Supplemental         Year Ended September 30,                 2001           2000           1999
      Data to              ------------------------------------------------------------------------------
      Statements of
      Cash Flows           Cash payments for interest           $   107,628    $   136,833    $    75,934
                           ==============================================================================


                                                  Rentech, Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements
================================================================================

                           The following tables summarize the purchase price and the cash used as well as the non-cash activity to acquire the 56% interest in Ren (see Note 1).

                           Working capital other than cash
                               acquired                             $   591,351
                           Property and equipment                       378,429
                           Capitalized software                          96,081
                           Goodwill                                     504,814
                           Production backlog                           166,117
                           Non-compete agreement                        162,500
                           Acquired debt                               (153,234)
                           Minority interest                           (331,342)
                           ----------------------------------------------------

                           Total purchase price                       1,414,716
                           Less cash acquired                           (21,099)
                           ----------------------------------------------------
                           Total purchase price net of
                               cash acquired                        $ 1,393,617
                           ====================================================

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
                                                                                             ----------


                                                  Rentech, Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements
================================================================================

                           Excluded  from the  statements  of cash flows for the
                           years ended  September 30, 2001,  2000, and 1999 were
                           the  effects  of  certain   noncash   investing   and
                           financing activities as follows:

                                Year Ended September 30,         2001         2000         1999
                           -----------------------------------------------------------------------
                           Issuance of common stock from
                               conversion of preferred
                               stock and dividends            $  888,888   $1,261,660   $2,359,345
                           Issuance of common stock for
                               deposit on potential
                               business acquisition           $  244,000   $  400,000   $     --
                           Purchase of fixed assets
                               financed with long-term debt   $  115,237   $     --     $     --
                           Issuance of convertible
                               preferred stock for stock
                               subscription receivable        $  250,000   $     --     $     --
                           Decrease in other receivables in
                               consideration of a note
                               receivable                     $   16,779   $     --     $     --
                           Decrease in deposit for an
                               additional investment in
                               Dresser in consideration of
                               a note receivable              $  175,000   $     --     $     --
                           Decrease in interest receivable
                               on the note receivable due
                               from Ren in consideration
                               for the business acquisition
                              of Ren                          $   45,891   $     --     $     --





                                                  Rentech, Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements
================================================================================

                                Year Ended September 30,         2001         2000         1999
                           -----------------------------------------------------------------------

                           Issuance of common stock for
                              unearned compensation           $     --     $   49,829   $     --
                           Issuance of common stock for
                              prepaid expense and services    $     --     $   53,120   $   62,500
                           Issuance of common stock for
                              Investment in Dresser           $     --     $     --     $1,838,012
                           Issuance of common stock for
                              acquisition of business         $     --     $   30,000   $   50,000
                           Issuance of stock warrants for
                              prepaid expenses                $     --     $     --     $   81,143
                           Issuance of stock options for
                              services                        $     --     $  351,998   $    7,152
                           Increase in accrued dividends      $     --     $     --     $    3,075
                           Purchase of land and building
                              financed with mortgage
                              payable                         $     --     $     --     $  989,100
                           Long-term debt issued in
                              connection with the business
                              acquisition                     $     --     $     --     $  605,000
                           Long-term debt issued in
                              connection with the business
                              acquisition                     $     --     $     --     $  154,250
                           =======================================================================

                                                  Rentech, Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements
================================================================================

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


                                                  Rentech, Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements
================================================================================


                           September 30,                                          2001           2000           1999
                           --------------------------------------------------------------------------------------------

                           Revenues:
                                 Alternative fuels                            $ 2,574,431    $ 1,139,059    $   624,624
                                 Paints                                         2,367,689      2,096,159      1,960,764
                                 Oil and gas field services                     3,031,139      1,831,389        295,512
                                 Industrial automation systems                    193,317           --             --
                           --------------------------------------------------------------------------------------------
                                                                              $ 8,166,576    $ 5,066,607    $ 2,880,900
                           ============================================================================================

                           Operating income (loss):
                                 Alternative fuels                            $(4,940,020)   $(4,047,295)   $(3,556,908)
                                 Paints                                            66,387        232,685        195,018
                                 Oil and gas field services                       378,036         10,221        (80,502)
                                 Industrial automation systems                    (81,982)          --             --
                           --------------------------------------------------------------------------------------------
                                                                              $(4,577,579)   $(3,804,389)   $(3,442,392)
                           ============================================================================================

                           Depreciation and amortization:
                                 Alternative fuels                            $   710,366    $   390,827    $   348,002
                                 Paints                                           115,309        108,151        105,594
                                 Oil and gas field services                       122,322        113,009         35,117
                                 Industrial automation systems                     35,161           --             --
                                                                              -----------    -----------    -----------
                                                                              $   983,158    $   611,987    $   488,713
                            ============================================================================================

                           Equity in net loss of investees:
                                 Alternative fuels                            $   386,047    $   276,585    $      --
                           ============================================================================================

                           Expenditures for additions of long-lived assets:
                                 Alternative fuels                            $   355,016    $ 1,158,997    $ 2,031,828
                                 Paints                                            18,291         46,603          9,481
                                 Oil and gas field services                       404,167        146,371      1,385,185
                                 Industrial automation systems                  1,322,083           --             --
                            --------------------------------------------------------------------------------------------
                                                                              $ 2,099,557    $ 1,351,971    $ 3,426,494
                            ============================================================================================


                                                  Rentech, Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements
================================================================================

                           September 30,                                 2001            2000           1999
                           ------------------------------------------------------------------------------------
                           Investment in equity method investees:
                                 Alternative fuels                  $     (2,669)   $     10,584   $       --
                           ====================================================================================

                           Total assets:
                                 Alternative fuels                  $  9,828,467    $ 13,328,647   $ 10,232,431
                                 Paints                                1,518,186       1,474,744      1,489,599
                                 Oil and gas field services            2,267,524       1,659,201      1,487,951
                                 Industrial automation systems         2,501,278            --             --
                           ------------------------------------------------------------------------------------
                                                                    $ 16,115,455    $ 16,462,592   $ 13,209,981
                           ====================================================================================


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


                                                  Rentech, Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements
================================================================================



15. Valuation and                                            Balance at                 Deductions
    Qualifying                                              Beginning of   Charged to       and     Balance at End
    Accounts                                                  Period        Expense     Write-Offs    of Period
                           ---------------------------------------------------------------------------------------

                           Year Ended September 30, 2001
                           Allowance for doubtful accounts   $  171,606        2,925     (167,206)   $    7,325
                           Deferred tax valuation account    $6,331,000    2,687,000         --      $9,018,000

                           Year Ended September 30, 2000
                           Allowance for doubtful accounts   $  169,206        2,400         --      $  171,606
                           Deferred tax valuation account    $4,877,000    1,454,000         --      $6,331,000

                           Year Ended September 30, 1999
                           Allowance for doubtful accounts   $  169,006        3,016       (2,816)   $  169,206
                           Deferred tax valuation account    $3,657,000    1,220,000         --      $4,877,000
                           =======================================================================================



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

                                                  Rentech, Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements
================================================================================



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

18. Advertising            The  Company  recognizes   advertising  expense  when
    Costs                  incurred.   Advertising   expense  was  approximately
                           $18,500,  $9,600  and  $25,000  for the  years  ended
                           September 30, 2001, 2000 and 1999.

19. Subsequent             On October 23, 2001,  the Company  received  approval
    Events                 for a $1,000,000 line of credit with Premier Bank for
                           use to fund the Caterpillar, Inc. sales orders of Ren
                           Corporation. The line of credit bears interest at the
                           Wall  Street   Journal   prime  rate  plus  1.5%  and
                           repayments of principal are tied to the receipt of accounts receivable from Caterpillar, Inc. The line of credit will be collateralized by $500,000 of cash to be held on deposit with the bank.

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

                                                  Rentech, Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements
================================================================================

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