Form 10-Q/A
period 2001-12-31
RENTECH INC /CO/
filed 2002-10-23
CIK 868725

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended December 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from             to
                                       ------------   ------------

Commission File Number 0-19260



                                  RENTECH, INC.
                    (Exact name of registrant in its charter)


Colorado                                                              84-0957421
---------------------------------------                    ---------------------
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

             Consolidated Balance Sheets as of December 31, 2001
             and September 30, 2001............................................4

             Consolidated Statements of Operations for the three
             months ended December 31, 2001 and 2000...........................6

             Consolidated Statement of Stockholders' Equity for
             the three months ended December 31, 2001..........................7

             Consolidated Statements of Cash Flows for the three
             months ended December 31, 2001 and 2000...........................8

             Notes to the Consolidated Financial Statements....................9

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations..............................22

Item 3.  Quantitative and Qualitative Disclosures about Market Risk...........30


                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.....................................................30

Item 2. Changes in Securities and Use of Proceeds.............................30

Item 3. Defaults Upon Senior Securities - None................................30

Item 4. Submission of Matters to a Vote of Security Holders - None............30

Item 5. Other Information - None..............................................30

Item 6. Exhibits and Reports on Form 8-K......................................31

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


RENTECH, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
                                                              December 31,
                                                                   2001      September 30,
                                                              (Unaudited)          2001
------------------------------------------------------------------------------------------
Assets

Current assets
    Cash and cash equivalents                                $     323,872   $     893,452
    Accounts receivable, net of $7,325
      allowance for doubtful accounts                            1,052,676       1,745,838
    Costs and estimated earnings in excess of billings             115,868          73,020
    Stock subscription receivable                                     --           250,000
    Note receivable                                                   --           191,779
    Other receivables                                               58,116          52,706
    Receivable from related party                                   65,094          69,293
    Inventories                                                    777,235         738,238
    Prepaid expenses and other current assets                      549,612         309,064
------------------------------------------------------------------------------------------

Total current assets                                             2,942,473       4,323,390
------------------------------------------------------------------------------------------

Property and equipment, net of accumulated depreciation
      and amortization of $1,060,598 and $931,330                4,345,751       4,388,776
------------------------------------------------------------------------------------------

Other assets
    Licensed technology, net of accumulated
      amortization of $1,906,402 and $1,848,747                  1,524,746       1,582,402
    Capitalized software costs, net of accumulated
      amortization of $316,053 and $236,429                        631,639         711,263
    Goodwill, net of accumulated amortization
      of $400,599 as of September 30, 2001                       1,511,368       1,511,368
    Production backlog, net of accumulated amortization
      of $69,633 and $27,762                                        96,484         138,355
    Non-compete agreement, net of accumulated amortization
      of $13,623 and $5,432                                        148,876         157,069
    Investment in INICA, Inc.                                    3,079,107       3,079,107
    Technology rights, net of accumulated
      amortization of $122,351 and $115,098                        165,394         172,648
    Deposits and other assets                                       51,077          51,077
------------------------------------------------------------------------------------------

Total other assets                                               7,208,691       7,403,289
------------------------------------------------------------------------------------------

Total assets                                                 $  14,496,915   $  16,115,455
==========================================================================================

See notes to the consolidated financial statements.


RENTECH, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (continued)
                                                                           December 31,
                                                                               2001        September 30,
                                                                           (Unaudited)         2001
--------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity

Current liabilities
   Accounts payable                                                       $     837,648    $     883,255
   Billings in excess of costs and estimated earnings                           102,318          130,930
   Payable to related party                                                        --             30,600
   Accrued payroll                                                              492,753          536,530
   Accrued liabilities                                                          383,720          436,017
   Contract liability                                                              --            750,000
   Current portion of long-term debt                                            305,327          143,863
--------------------------------------------------------------------------------------------------------

Total current liabilities                                                     2,121,766        2,911,195
--------------------------------------------------------------------------------------------------------

Long-term liabilities
   Long-term debt, net of current portion                                     1,129,762        1,147,773
   Lessee deposits                                                                7,485            7,485
   Investment in Sand Creek                                                      20,695            2,669
--------------------------------------------------------------------------------------------------------
Total long-term liabilities                                                   1,157,942        1,157,927
--------------------------------------------------------------------------------------------------------

Total liabilities                                                             3,279,708        4,069,122
--------------------------------------------------------------------------------------------------------

Minority interest                                                               242,599          309,632


Commitments and contingencies

Stockholders' equity
   Series B convertible preferred stock - $10 par value; 800,000 shares
     authorized; 691,664 shares issued and converted, none outstanding             --            277,780
   Series C participating preferred stock - $10 par value; 500,000
     shares authorized; no shares issued or outstanding                            --               --
   Common stock - $.01 par value; 100,000,000 shares
     authorized; 68,597,224 and 66,665,631 shares
     issued and outstanding                                                     685,970          666,653

   Additional paid-in capital                                                37,181,775       36,384,562
   Unearned compensation                                                        (15,038)         (21,266)
   Accumulated deficit                                                      (26,878,099)     (25,571,028)
--------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                   10,974,608       11,736,701
--------------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                                $  14,496,915    $  16,115,455
========================================================================================================

See notes to the consolidated financial statements.

RENTECH, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)

                                                      Three Months Ended
                                                          December 31,
                                                       2001            2000
------------------------------------------------------------------------------

Revenues:
        Product sales                             $    389,665    $    461,902
        Service revenues                             2,061,789         990,915
        Royalty income                                  60,000          60,000
------------------------------------------------------------------------------
Total revenues                                       2,511,454       1,512,817
------------------------------------------------------------------------------

Cost of sales:
        Product costs                                  204,637         243,173
        Service costs                                  989,718         800,024
        Research and development contract costs        125,000            --
------------------------------------------------------------------------------
Total costs of sales                                 1,319,355       1,043,197
------------------------------------------------------------------------------

Gross profit                                         1,192,099         469,620

Operating expenses:
        General and administrative expense           2,008,064       1,544,651
        Depreciation and amortization                  292,424         142,775
        Research and development                       155,301          38,132
------------------------------------------------------------------------------
Total operating expenses                             2,455,789       1,725,558
------------------------------------------------------------------------------

Loss from operations                                (1,263,690)     (1,255,938)

Other income (expense):
        Equity in loss of investee                     (86,966)        (93,470)
        Interest income                                  5,703          35,082
        Interest expense                               (30,351)        (26,948)
        Gain on disposal of fixed assets                 1,200            --
------------------------------------------------------------------------------
Total other income (expense)                          (110,414)        (85,336)
------------------------------------------------------------------------------
Minority interest in subsidiary's net loss              67,033            --
------------------------------------------------------------------------------
Net loss                                            (1,307,071)     (1,341,274)
------------------------------------------------------------------------------

Dividends on preferred stock                           136,932           2,533
------------------------------------------------------------------------------

Loss applicable to common stock                   $ (1,444,003)   $ (1,343,807)
------------------------------------------------------------------------------

Basic and diluted weighted average
number of common shares outstanding                 67,842,843      63,229,373
------------------------------------------------------------------------------

Per share loss:
        Basic and diluted                         $      (0.02)   $      (0.02)
==============================================================================

See notes to consolidated financial statements.



RENTECH, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity
For the Three Months Ended December 31, 2001 (Unaudited)


                                                 Convertible
                                               Preferred Stock                   Common Stock            Additional
                                                   Series B                                  Par          Paid-in
                                             Shares          Amount          Shares         Value         Capital
--------------------------------------------------------------------------------------------------------------------
Balance, October 1, 2001                        27,778    $    277,780      66,665,631   $    666,653   $ 36,384,562
Common stock issued for options
     and warrants exercised                       --              --           340,000          3,400         60,350
Preferred stock issued for cash, net of
     offering costs of $25,000                  50,000         500,000            --             --          (25,000)
Common stock issued for conversion of
     preferred stock                           (77,778)       (777,780)      1,591,593         15,917        761,863
Deemed dividends on convertible
      preferred stock of $136,932                 --              --              --             --             --
Options granted/earned for services               --              --              --             --             --
Net loss for the three months ended
      December 31, 2001                           --              --              --             --             --
--------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2001 (unaudited)            --      $       --        68,597,224   $    685,970   $ 37,181,775
====================================================================================================================


                                                                             Total
                                            Unearned       Accumulated   Stockholders'
                                          Compensation       Deficit         Equity
--------------------------------------------------------------------------------------

Balance, October 1, 2001                  $    (21,266)    (25,571,028)   $ 11,736,701
Common stock issued for options
     and warrants exercised                       --              --            63,750
Preferred stock issued for cash, net of
     offering costs of $25,000                    --              --           475,000
Common stock issued for conversion of
     preferred stock                              --              --              --
Deemed dividends on convertible
      preferred stock of $136,932                 --              --              --
Options granted/earned for services              6,228            --             6,228
Net loss for the three months ended
      December 31, 2001                     (1,307,071)     (1,307,071)
--------------------------------------------------------------------------------------

Balance, December 31, 2001 (unaudited)    $    (15,038)   $(26,878,099)   $ 10,974,608
======================================================================================



See notes to the consolidated financial statements.


RENTECH, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows  (Unaudited)

For the Three Months Ended December 31,                          2001           2000
---------------------------------------------------------------------------------------
Operating activities:
  Net loss                                                   $(1,307,071)   $(1,341,274)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depreciation                                              133,268         73,778
       Amortization                                              194,598        111,076
       Bad debt expense                                          191,779           --
       Stock options and warrants issued for services              6,228        163,499
       Equity in loss of investee                                 86,966         93,470
       Gain on disposal of fixed assets                           (1,200)          --
       Minority interest in net loss of subsidiary               (67,033)          --
       Revenue recognized from contract liability               (750,000)          --
Changes in operating assets and liabilities:
       Accounts receivable                                       693,162          1,671
       Costs and estimated earnings in excess of billings        (42,848)          --
       Other receivables and receivable from related party        (1,211)        19,906
       Inventories                                               (38,997)       (22,910)
       Prepaid expenses and other current assets                   6,205       (165,383)
       Accounts payable                                          (45,607)        88,609
       Billings in excess of costs and estimated earnings        (28,612)          --
       Accrued liabilities and accrued payroll                   (57,830)       241,051
---------------------------------------------------------------------------------------

Net cash used in operating activities                         (1,028,203)      (736,507)
---------------------------------------------------------------------------------------

Investing activities:
  Purchase of property and equipment                             (90,243)       (68,252)
  Proceeds from disposal of fixed assets                           1,200           --
  Cash used in purchase of investments                           (68,940)       (75,699)
---------------------------------------------------------------------------------------

Net cash used in investing activities                           (157,983)      (143,951)
---------------------------------------------------------------------------------------

Financing activities:
  Proceeds from issuance of convertible preferred stock          500,000        444,444
  Proceeds from issuance of common stock                          25,506        521,000
  Proceeds from stock subscription receivable                    250,000           --
  Payment of offering costs                                      (25,000)      (125,112)
  Payments on related party payable                              (30,600)          --
  Payments on long-term debt and notes payable                  (103,300)      (116,889)
---------------------------------------------------------------------------------------

Net cash provided by financing activities                        616,606        723,443
---------------------------------------------------------------------------------------

Decrease in cash and cash equivalents                           (569,580)      (157,015)
Cash and cash equivalents,
       beginning of period                                       893,452      1,516,815
---------------------------------------------------------------------------------------
Cash and cash equivalents,
       end of period                                         $   323,872    $ 1,359,800
=======================================================================================

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

         Licensed Technology - Licensed technology represents costs incurred by the Company primarily for the retrofit of a plant for the purpose of demonstrating the Company's proprietary technology to prospective licensees, which it licenses to third parties under various fee arrangements. These capitalized costs are carried at the lower of amortized cost or realizable value and are being amortized over fifteen years.

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


3.       Inventories


           Inventories consist of the following:

                                          December 31, 2001   September 30, 2001
                                                                  (Unaudited)
          ----------------------------------------------------------------------

         Finished goods                  $          100,326   $           86,647
         Work in process                            417,919              384,563
         Raw materials                              258,990              267,028
         -----------------------------------------------------------------------

                                         $          777,235   $          738,238
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

                                                        Three Months Ended
                                                            December 31,
                                                   ----------------------------
                                                        2001            2000
-------------------------------------------------------------------------------

Revenues:
      Alternative fuels                            $  1,115,564    $    453,989
      Paints                                            389,665         461,902
      Oil and gas field services                        707,921         596,926
      Industrial automation systems                     298,304            --
-------------------------------------------------------------------------------
                                                   $  2,511,454    $  1,512,817
===============================================================================

Operating income (loss):
      Alternative fuels                            $   (996,296)   $ (1,271,458)
      Paints                                           (106,019)        (31,650)
      Oil and gas field services                         44,030          47,170
      Industrial automation systems                    (205,405)           --
-------------------------------------------------------------------------------
                                                   $ (1,263,690)   $ (1,255,938)
===============================================================================

Depreciation and amortization:
      Alternative fuels                            $    214,216    $    128,812
      Paints                                             15,328          27,666
      Oil and gas field services                         32,152          28,376
      Industrial automation systems                      66,170            --
-------------------------------------------------------------------------------
                                                   $    327,866    $    184,854
===============================================================================
Equity in net loss of investees:
      Alternative fuels                            $    (86,966)   $    (93,470)
===============================================================================

Expenditures for additions of long-lived assets:
      Alternative fuels                            $     28,424    $     19,834
      Paints                                             17,476            --
      Oil and gas field services                         32,259          48,418
      Industrial automation systems                      12,084            --
-------------------------------------------------------------------------------
                                                   $     90,243    $     68,252
===============================================================================

Investment in equity method investees:
      Alternative fuels                            $    (20,695)   $     (7,187)
===============================================================================

Total assets:
      Alternative fuels                            $  8,663,725    $ 13,201,488
      Paints                                          1,348,068       1,457,281
      Oil and gas field services                      2,214,188       1,761,339
      Industrial automation systems                   2,270,934            --
-------------------------------------------------------------------------------
                                                   $ 14,496,915    $ 16,420,108
===============================================================================

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

8.       Supplemental Data to Statements of Cash Flows

         For the three months ended December 31, 2001 and 2000, the Company made cash interest payments of $30,783 and $26,948. Excluded from the statements of cash flows for the three months ended December 31, 2001 and 2000 were the effects of certain non-cash investing and financing activities as follows:


                       Three Months Ended December 31,                 2001       2000
         --------------------------------------------------------------------------------
         Issuance of common stock for conversion of convertible
             preferred stock and dividends                           $ 777,780   $   --
         Issuance of common stock for exercise of stock options      $  38,244   $   --
         Purchase of annual insurance financed with a note payable   $ 246,753   $   --
         Increase in accrued dividends                               $    --     $     32



9.       Costs and Estimated Earnings on Uncompleted Contracts


           The costs and estimated earnings related to uncompleted contracts are summarized as follows:

         ---------------------------------------------------------------------------------------
                                                         December 31, 2001    September 30, 2001
                                                            (Unaudited)
         ---------------------------------------------------------------------------------------

         Costs incurred on uncompleted
            contracts                                    $         744,868    $          484,065
         Estimated earnings                                        190,658               164,488
         ---------------------------------------------------------------------------------------

         Total costs incurred and estimated
         earnings                                                  935,526               648,553
         Less billings to date                                     921,976               706,463
         ---------------------------------------------------------------------------------------
                                                         $          13,550    $          (57,910)
         =======================================================================================

         Included  in  the  accompanying   balance  sheet  under  the  following
captions:

         ---------------------------------------------------------------------------------------
                                                         December 31, 2001    September 30, 2001
                                                            (Unaudited)
         ---------------------------------------------------------------------------------------

         Costs and estimated earnings in excess of
           billings on uncompleted contracts
                                                         $         115,868    $           73,020
         Billings in excess of costs and estimated
           earnings on uncompleted contracts
                                                                  (102,318)             (130,930)
         ---------------------------------------------------------------------------------------
                                                         $          13,550    $          (57,910)
         =======================================================================================

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

The following table summarizes the activity in goodwill for the periods indicated:

--------------------------------------------------------------------------------
                                        Three Months Ended       Year Ended
                                        December 31, 2001    September 30, 2001
                                             (Unaudited)
--------------------------------------------------------------------------------
Paints:

       Beginning balance                $          839,841   $          925,018
       Additions                                      --                   --
       Amortization                                   --                (85,177)
-------------------------------------------------------------------------------

                                        $          839,841   $          839,841
================================================================================

                                     Three Months Ended        Year Ended
                                     December 31, 2001    September 30, 2001
                                        (Unaudited)
--------------------------------------------------------------------------------

Oil and gas field services:

       Beginning balance               $          166,713   $           179,887
       Additions                                     --                    --
       Amortization                                  --                 (13,174)
--------------------------------------------------------------------------------

                                       $          166,713   $           166,713
================================================================================


Industrial automation systems:

       Beginning balance               $          504,814   $              --
       Additions                                     --                 504,814
       Amortization                                  --                    --
--------------------------------------------------------------------------------

                                       $          504,814   $           504,814
================================================================================


Total Goodwill:

       Beginning balance               $        1,511,368   $         1,104,905
       Additions                                     --                 504,814
       Amortization                                  --                 (98,351)
--------------------------------------------------------------------------------

                                       $        1,511,368   $         1,511,368
================================================================================

The following table summarizes the activity for intangible assets subject to amortization:

-------------------------------------------------------------------------------
                                       Three Months Ended        Year Ended
                                       December 31, 2001     September 30, 2001
                                          (Unaudited)
-------------------------------------------------------------------------------

Licensed technology and technology
rights:

       Gross carrying amount           $        3,718,895    $        3,718,895
       Accumulated amortization                (2,028,755)           (1,963,845)
-------------------------------------------------------------------------------

                                       $        1,690,140    $        1,755,050
-==============================================================================

-------------------------------------------------------------------------------

       Aggregate amortization expense  $           64,910    $          250,368
===============================================================================

Other intangibles:

       Gross carrying amount           $        1,276,310    $        1,276,310
       Accumulated amortization                  (399,311)             (269,623)
-------------------------------------------------------------------------------

                                       $          876,999    $        1,006,687
===============================================================================

-------------------------------------------------------------------------------

       Aggregate amortization expense  $          129,688    $          269,623
===============================================================================

Total intangible assets subject to
amortization:

       Gross carrying amount           $        4,995,205    $        4,995,205
       Accumulated amortization                (2,428,066)           (2,233,468)
-------------------------------------------------------------------------------

                                       $        2,567,139    $        2,761,737
===============================================================================

-------------------------------------------------------------------------------

       Aggregate amortization expense  $          194,598    $          519,991
===============================================================================

The following table summarizes the affect of SFAS No. 142 on loss applicable to common stock and per share loss:


                                                        Three Months Ended
                                                            December 31,
                                                       2001             2000
-------------------------------------------------------------------------------

Reported loss applicable to common stock         $  (1,444,003)   $  (1,343,807)
Add back: goodwill amortization                           --             23,453
-------------------------------------------------------------------------------

Adjusted loss applicable to common stoc$            (1,444,003)   $  (1,320,354)


Reported per share loss                          $       (0.02)   $       (0.02)
Add back: goodwill amortization                           --               --
-------------------------------------------------------------------------------

Adjusted per share loss                          $       (0.02)   $       (0.02)
===============================================================================


                                                          Year Ended
                                                         September 30,
                                               2001           2000           1999
------------------------------------------------------------------------------------
Reported loss applicable to common stock   $(7,254,306)   $(4,189,006)   $(3,974,593)
Add back:  goodwill amortization                98,351         94,477         84,369
------------------------------------------------------------------------------------
Adjusted loss applicable to common stock   $(7,155,955)   $(4,094,529)   $(3,890,224)


Reported per share loss                    $     (0.11)   $     (0.07)   $     (0.09)
Add back:  goodwill amortization                  --             --             --
------------------------------------------------------------------------------------

Adjusted per share loss                    $     (0.11)   $     (0.07)   $     (0.09)
====================================================================================


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

         Product Sales. Our product sales were realized from sales of water-based stains, sealers and coatings by our subsidiary, Okon, Inc. through which we conduct this paint business segment. These sales produced revenues of $389,665 during the three months ended December 31, 2001. This compares to revenues from this segment of $461,902 for the three months ended December 31, 2000. The decrease of 16% in revenues from this segment resulted from a reduction in the volume of sales to our customers as they reduced their inventory stocking levels.

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

         Service revenues in the amount of $707,921 were derived from contracts for the oil and gas field services provided by our subsidiary, Petroleum Mud Logging, Inc., during the three months ended December 31, 2001. Our oil and gas field service revenues for the first quarter of fiscal year 2002 increased by $110,995 as compared to the service revenues of $596,926 for the three months ended December 31, 2000. The increase in oil and gas field service revenue was due to increased demand for our mud logging services, particularly for new wells drilled for natural gas. This reflected increased demand in the energy industry for natural gas because of its clean burning qualities. We were able to meet this demand by outfitting eight of our mud log vehicles with new equipment and adding ten new mud log vehicles to our capacity during fiscal 2001. We were thereby able to expand our services while having more units in the field than during the corresponding period of 2000, and we were able to increase the daily charges for our services.

         Service revenues also include revenue earned for technical services provided to certain customers with regard to the Rentech GTL Technology. The technical services were performed at our development and testing laboratory. Our service revenues for these technical services were $1,027,863 during the three months ended December 31, 2001 as compared to $363,007 during the same period of fiscal 2001, an increase of $664,856 or 183%. These revenues included $227,863 and $265,007 in payments from Texaco. During the three months ended December 31, 2001, we recognized $800,000 in revenue upon the completion of the study for the Wyoming Business Council. We will not recognize similar revenue in future quarters unless a contract for another feasibility study is signed. Revenue from Texaco decreased $37,144 during the first quarter of fiscal 2002 compared to fiscal 2001, and we had no revenue from other customers during the first quarter of fiscal 2002 compared to $98,000 in fiscal 2001. The work from Texaco decreased due to the timing of its assignment of work to us to fulfill our subcontract with Texaco for its contract with the U.S. Department of Energy for development of a model for an energy plant that produces both transportation fuels and electricity. The decrease of revenue from other customers is due to the timing of awards of contracts to us for studies

         Service revenues in the amount of $298,304 were derived from contracts for the manufacture of complex microprocessor controlled industrial automation systems by our 56% owned subsidiary, REN Corporation, for the three months ended December 31, 2001. We had no service revenues during the same period of fiscal 2001 for this segment as the acquisition of REN Corporation was completed on August 1, 2001.

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

         Costs of Sales. Our costs of sales include costs for our OKON products as well as for our oil and gas field services, our technical services including research and development contract costs and industrial automation services. During the three months ended December 31, 2001, the combined costs of sales for all these business segments increased to $1,319,355 from $1,043,197 for the prior year. The increase of $276,158 relates almost entirely to costs associated with the addition of new revenues from these three business segments.

         Costs of sales for product sales are the cost of sales of our paint business segment for sales of stains, sealers and coatings. During the three months ended December 31, 2001, our cost of sales for the paint segment decreased by $38,536 to $204,637, or 16%, as compared to the three months ended December 31, 2000. The decrease for the current period is due to a decrease in raw materials used in the manufacturing process as a result of the decrease in revenue. The decrease in revenue from this segment decreased from the prior year as a result of less sales to our customers as they reduced their inventory stocking levels

         Costs of sales for oil and gas field services were $529,529 for the three months ended December 31, 2001, up from $437,017 for the three months ended December 31, 2000, an increase of $92,512 or 21%. Of the increase for the current year, 82% is due to the increase in labor and employee benefits while the other 18% is related to other costs related to the increased revenues of this segment. The increase in revenues resulted from the addition of more mud logging vehicles and field employees to operate them as we expanded to meet the growth in demand for mud logging for new natural gas wells.

         Costs of sales for technical services were $164,048 during the three months ended December 31, 2001, down from $363,007 for the three months ended December 31, 2000, a decrease of $198,959 or 55%. Of the decrease for the current period, 18% is related to a decrease in materials used and 82% is related to labor and benefits. These costs decreased as a result of the efficiencies gained over time at the facility as well as the decrease in revenue from Texaco and other customers. Revenues from Texaco and other customers decreased due to the timing of awards of contracts to us for studies. The costs of sales for the Wyoming Business Council contract are included in the research and development contract costs category below.

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

         Gross Profit. Our gross profit for the three months ended December 31, 2001 was $1,192,099, as compared to $469,620 for the 2000 period, an increase of $722,479. Of the increase for the current period, $675,000 is related to the completion of the WBC contract of $800,000, offset by the remaining costs incurred to complete the WBC contract of $125,000. The WBC contract did not exist during the comparable period in fiscal 2001, and this gross profit will not continue unless a contract for another feasibility study is signed. The remainder of the increase results from the combined gross profit contributions of our other segments including our paint segment, down 15% from the prior year, our oil and gas field services segment, up 11%, our technical services segment, up 12% from the prior year excluding the Wyoming Business Council contract which was up 100% from the prior year and our industrial automation systems segment, up 100% as compared to the same period of fiscal 2000.

         Operating   Expenses.   Operating   expenses  consist  of  general  and
administrative   expense,   depreciation   and  amortization  and  research  and
development.

         General and Administrative Expenses. General and administrative expenses were $2,008,064 for the three months ended December 31, 2001, up $463,413 from the three months ended December 31, 2000 when these expenses were $1,544,651. The increase for the current year is attributable to several material factors. We had a decrease in customer-billable hours at the development and testing laboratory. Thus, we were not able to allocate various costs (i.e. salaries and related employee benefits) to cost of sales. During the three months ended December 31, 2001, we wrote-off the note receivable from Dresser Engineers & Constructors, Inc. as a bad debt expense of $191,779 as we determined that the note receivable was not collectible. In addition, we have included $141,398, representing three months of general and administrative expenses from our industrial automation systems segment, which we did not have during the same period of fiscal 2001. The remainder of the difference resulted from a combination of immaterial changes in costs.

         Depreciation and Amortization. Depreciation and amortization expense for the three months ended December 31, 2001 was $327,866. Of this amount, $35,442 was included in cost of sales. Depreciation and amortization expense for the three months ended December 31, 2000 was $184,854, of which $42,079 was included in cost of sales. Of the increase of $143,012 during the current period, 50% was related to the depreciation of fixed assets and the amortization of production backlog and non-compete agreement capitalized upon the acquisition of REN Corporation on August 1, 2001. In accordance with SFAS 142, we are no longer amortizing goodwill related to the acquisitions of Okon and PML. During the three months ended December 31, 2000, we amortized $23,453 in goodwill related to these acquisitions. The remaining 50% of the increase during the current period is related to $47,677 in additional amortization of capitalized software and $26,413 in depreciation of fixed asset additions, offset by a decrease of goodwill amortization of $23,453.

         Research and Development. Research and development expense was $155,301 for the three months ended December 31, 2001, increased by $117,169 from the three months ended December 31, 2000, when this expense was $38,132. This increase is primarily due to the decrease in billable technical services work performed at the development and testing laboratory for customers, which in turn allowed us to complete certain research and development related activities for our own purposes.

         Total Operating Expenses. Total operating expenses for the three months ended December 31, 2001 were $2,455,789, as compared to $1,725,558 for the three months ended December 31, 2000, an increase of $730,231. The increase in total operating expenses compared to the prior year is a result of the increases in general and administrative expenses of $463,413, depreciation and amortization charges included in operating expenses of $149,649 and research and development expenses of $117,169.

         Loss From Operations. Loss from operations for the three months ended December 31, 2001 increased by $7,752 to a loss of $1,263,690, as compared to a loss of $1,255,938 for the three months ended December 31, 2000. The increase in loss from operations compared to the prior year is due to the increase in total operating expenses of $730,231, which is offset by the increase of $722,479 in gross profit.

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

         Total Other Expenses. Total other expense increased to $110,414 during the three months ended December 31, 2001, an increase of $25,078 over total other expenses of $85,336 for the comparable quarter ended December 31, 2000. The increase in total other expenses compared to the prior year resulted from the decrease of $29,379 in interest income and the increase of $3,403 in interest expense, which are offset by the $6,504 decrease in equity in loss of investee and the $1,200 increase in the gain on disposal of fixed assets.

         Minority Interest in Subsidiary's Net Loss. The minority interest in subsidiary's net loss of $67,033 during the three months ended December 31, 2001 results from the acquisition of 56% of REN Corporation. This acquisition had not been completed during fiscal 2001.

         Net Loss. For the three months ended December 31, 2001, we experienced a net loss of $1,307,071 compared to a $1,341,274 net loss during the three months ended December 31, 2000. The $34,203 decrease in net loss compared to the prior year resulted from the $67,033 increase in minority interest in subsidiary's net loss, which is offset by the $7,752 loss from operations and the $25,078 increase in total other expense.

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

         Loss Applicable to Common Stock. As a result of recording dividends on convertible preferred stock of $136,932 and $2,533 for the three months ended December 31, 2001 and 2000, the loss applicable to common stock was $1,444,003 or $.02 per share during the three months ended December 31, 2001 and $1,343,807 or $.02 per share during the three months ended December 31, 2000.

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

         From our inception on December 18, 1981 through December 31, 2001, we have incurred losses in the amount of $26,878,099. For the three months ended December 31, 2001, we recognized a $1,307,071 net loss. If we do not operate at a profit in the future, we may be unable to continue our operations at the present level. As of December 31, 2001, we had a cash balance of $323,872. We have been successful in the past in raising equity financing. For the years ended September 30, 2001, 2000 and 1999, we received net cash proceeds from the issuance of common stock of $2,332,005, $6,951,913 and $312,319. For the years ended September 30, 2001, 2000 and 1999, we received net cash proceeds from the issuance of convertible preferred stock of $793,673, $150,000 and $1,834,844. During the three months ended December 31, 2001, we received net cash proceeds from the issuance of common stock and the proceeds from a stock subscription receivable of $275,506, and we received net proceeds from the issuance of convertible preferred stock of $475,000. In achieving our objectives as planned for fiscal 2002, we may issue additional Series B convertible preferred stock to existing stockholders. We may also issue common stock under a private placement. Additional sources of equity financing may be necessary to fund any working capital requirements should the need arise. In addition, we are in negotiations to sell certain assets. SCE, for which we have a 50% equity interest, has entered into an option agreement under which certain equipment and inventory of the facility could be sold for up to $2,000,000. We are currently funding 50% of the cost of maintaining this facility at a cost of approximately $20,000 per month. In addition, we have jointly and severally guaranteed obligations of the LLC in the amount of $1,000,000. We believe that current available cash, revenues from operations, the additional equity financing and the sale of assets will be sufficient to meet our cash operating requirements through September 30, 2002.

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

                    Class of              Total                                                       Exemptions
   Date            Securities          Securities      Offering        Total          Class of           from
  of Sale             Sold                Sold           Price      Commissions      Purchasers      Registration
--------------------------------------------------------------------------------------------------------------------
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

(a)      Exhibits:

Exhibit
Number         Document
-------        --------

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

10.7 Technical Services Agreement dated June 14, 1999 between Rentech and Texaco Energy Systems, Inc. (incorporated by reference from the exhibits to Rentech's Form 10-K filed with the Securities and Exchange Commission on January 29, 2001).

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

10.18       Employment   Agreement  with  Charles  B.  Benham  (incorporated  by
            reference from the exhibits to Rentech's Amendment One dated October 23, 2002 to Form 10-K/A for the year ended September 30, 2001).

10.19 Employment Agreement with Mark S. Bohn (incorporated by reference from the exhibits to Rentech's Amendment One dated October 23, 2002 to Form 10-K/A for the year ended September 30, 2001).

10.20 Employment Agreement with Ronald C. Butz (incorporated by reference from the exhibits to Rentech's Amendment One dated October 23, 2002 to Form 10-K/A for the year ended September 30, 2001).

10.21       Employment   Agreement  with  James  P.  Samuels   (incorporated  by
            reference from the exhibits to Rentech's Amendment One dated October 23, 2002 to Form 10-K/A for the year ended September 30, 2001).

10.21 Employment Agreement with Dennis L. Yakobson (incorporated by reference from the exhibits to Rentech's Amendment One dated October 23, 2002 to Form 10-K/A for the year ended September 30, 2001).

(b)      Reports on Form 8-K:

         Form 8-K dated October 30, 2001 reporting under Item 2, Acquisition or Disposition of Assets









                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              RENTECH, INC.


Dated: October 23, 2002                /s/ Dennis L. Yakobson
                                      ------------------------------------------
                                      Dennis L. Yakobson, President


Dated: October 23, 2002                /s/ James P. Samuels
                                      ------------------------------------------
                                      James P. Samuels, Vice President-Finance
                                      and Chief Financial Officer