Form 10-Q/A
period 2002-03-31
RENTECH INC /CO/
filed 2002-10-23
CIK 868725

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

            Consolidated Balance Sheets as of March 31, 2002
            and September 30, 2001.............................................4

            Consolidated Statements of Operations for the three and
            six months ended March 31, 2002 and 2001...........................6

            Consolidated Statement of Stockholders' Equity for
            the six months ended March 31, 2002................................7

            Consolidated Statements of Cash Flows for the six
            months ended March 31, 2002 and 2001...............................8

            Notes to the Consolidated Financial Statements.....................9

Item 2...Management's Discussion and Analysis of Financial
            Condition and Results of Operations...............................23

Item 3...Quantitative and Qualitative Disclosures about Market Risk...........33


                                                PART II - OTHER INFORMATION

Item 1. Legal Proceedings.....................................................33

Item 2. Changes in Securities and Use of Proceeds.............................33

Item 3. Defaults Upon Senior Securities - None................................34

Item 4. Submission of Matters to a Vote of Security Holders...................35

Item 5. Other Information - None..............................................36

Item 6. Exhibits and Reports on Form 8-K......................................36

         (a)      Exhibits
         (b)      Form 8-K

Signatures....................................................................39

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


RENTECH, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
                                                               March 31,
                                                                   2002      September 30,
                                                              (Unaudited)          2001
------------------------------------------------------------------------------------------
Assets

Current assets
    Cash and cash equivalents                                $     928,318   $     893,452
    Restricted cash                                                500,000            --
    Accounts receivable, net of $7,325
      allowance for doubtful accounts                            1,204,633       1,745,838
    Costs and estimated earnings in excess of billings             814,230          73,020
    Stock subscription receivable                                   50,000         250,000
    Note receivable                                                   --           191,779
    Other receivables                                               40,005          52,706
    Receivable from related party                                   17,421          69,293
    Inventories                                                    829,630         738,238
    Prepaid expenses and other current assets                      412,227         309,064
------------------------------------------------------------------------------------------

Total current assets                                             4,796,464       4,323,390
------------------------------------------------------------------------------------------

Property and equipment, net of accumulated depreciation
      and amortization of $1,166,164 and $931,330                4,330,858       4,388,776
------------------------------------------------------------------------------------------

Other assets
    Licensed technology, net of accumulated
      amortization of $1,963,138 and $1,848,747                  1,468,011       1,582,402
    Capitalized software costs, net of accumulated
      amortization of $394,407 and $236,429                        553,285         711,263
    Goodwill, net of accumulated amortization
      of $400,599                                                1,511,368       1,511,368
    Production backlog, net of accumulated amortization
      of $119,998 and $27,762                                       46,119         138,355
    Non-compete agreement, net of accumulated amortization
      of $21,966 and $5,432                                        140,535         157,069
    Investment in INICA, Inc.                                    3,079,107       3,079,107
    Investment in Sand Creek                                        20,250            --
    Technology rights, net of accumulated
      amortization of $129,486 and $115,098                        158,260         172,648
    Deposits and other assets                                      180,777          51,077
------------------------------------------------------------------------------------------

Total other assets                                               7,157,712       7,403,289
------------------------------------------------------------------------------------------

Total assets                                                 $  16,285,034   $  16,115,455
==========================================================================================

See notes to the consolidated financial statements.


RENTECH, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (continued)
                                                                                March 31,
                                                                                     2002       September 30,
                                                                                (Unaudited)           2001
-------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity

Current liabilities
    Accounts payable                                                           $     680,660    $     883,255
    Billings in excess of costs and estimated earnings                                  --            130,930
    Payable to related party                                                            --             30,600
    Accrued payroll                                                                  508,061          536,530
    Accrued liabilities                                                              428,908          436,017
    Contract liability                                                                  --            750,000
    Line of credit payable                                                           370,969             --
    Current portion of long-term debt                                                217,499          143,863
    Current portion of long-term convertible debt                                     45,097             --
-------------------------------------------------------------------------------------------------------------

Total current liabilities                                                          2,251,194        2,911,195
-------------------------------------------------------------------------------------------------------------

Long-term liabilities
    Long-term debt, net of current portion                                         1,119,722        1,147,773
    Long-term convertible debt, net of current portion                             2,201,313             --
    Lessee deposits                                                                    7,485            7,485
    Investment in Sand Creek                                                            --              2,669
 -------------------------------------------------------------------------------------------------------------
Total long-term liabilities                                                        3,328,520        1,157,927
-------------------------------------------------------------------------------------------------------------

Total liabilities                                                                  5,579,714        4,069,122
-------------------------------------------------------------------------------------------------------------

Minority interest                                                                    327,955          309,632

Commitments and contingencies

Stockholders' equity
    Series B convertible preferred stock - $10 par value; 800,000 shares
      authorized; 691,664 shares issued and 27,778 outstanding and converted            --            277,780
    Series C participating preferred stock - $10 par value; 500,000
      shares authorized; no shares issued or outstanding                                --               --
    Common stock - $.01 par value; 100,000,000 shares authorized;
      70,950,198 and 66,665,631 shares issued and outstanding                        709,502          666,653
    Additional paid-in capital                                                    38,252,624       36,384,562
    Unearned compensation                                                             (8,809)         (21,266)
    Accumulated deficit                                                          (28,575,952)     (25,571,028)
-------------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                        10,377,365       11,736,701
-------------------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                                     $  16,285,034    $  16,115,455
=============================================================================================================

See notes to the consolidated financial statements.


RENTECH, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)

                                                   Three Months Ended                Six Months Ended
                                                         March 31,                       March 31,
                                                    2002            2001            2002            2001
-----------------------------------------------------------------------------------------------------------
Revenues:
    Product sales                              $    419,534    $    515,253    $    809,199    $    977,155
    Service revenues                              1,881,571       1,278,197       3,943,360       2,269,112
    Royalty income                                   60,000          60,000         120,000         120,000
-----------------------------------------------------------------------------------------------------------
Total revenues                                    2,361,105       1,853,450       4,872,559       3,366,267
-----------------------------------------------------------------------------------------------------------

Cost of sales:
    Product costs                                   214,700         153,638         419,337         396,811
    Service costs                                 1,159,081         851,280       2,148,799       1,651,304
    Research and development contract costs            --              --           125,000            --
-----------------------------------------------------------------------------------------------------------
Total costs of sales                              1,373,781       1,004,918       2,693,136       2,048,115
-----------------------------------------------------------------------------------------------------------

Gross profit                                        987,324         848,532       2,179,423       1,318,152

Operating expenses:
    General and administrative expense            2,255,600       1,214,571       4,263,664       2,759,222
    Depreciation and amortization                   180,860         193,273         473,284         336,048
    Research and development                         53,037           9,897         208,338          48,029
-----------------------------------------------------------------------------------------------------------
Total operating expenses                          2,489,497       1,417,741       4,945,286       3,143,299
-----------------------------------------------------------------------------------------------------------

Loss from operations                             (1,502,173)       (569,209)     (2,765,863)     (1,825,147)

Other income (expense):
    Equity in loss of investee                      (63,190)        (83,576)       (150,156)       (177,046)
    Interest income                                   2,505          32,164           8,208          67,246
    Interest expense                                (45,684)        (22,271)        (76,035)        (49,219)
    Loss on disposal of fixed assets                 (3,955)           --            (2,755)           --
-----------------------------------------------------------------------------------------------------------
Total other income (expense)                       (110,324)        (73,683)       (220,738)       (159,019)
-----------------------------------------------------------------------------------------------------------
Minority interest in subsidiary's net income        (85,356)           --           (18,323)           --
-----------------------------------------------------------------------------------------------------------
Net loss                                         (1,697,853)       (642,892)     (3,004,924)     (1,984,166)
-----------------------------------------------------------------------------------------------------------

Dividends on preferred stock                           --           463,647         136,932         466,180
-----------------------------------------------------------------------------------------------------------

Loss applicable to common stock                $ (1,697,853)   $ (1,106,539)   $   ,141,856)   $ (2,450,346)
-----------------------------------------------------------------------------------------------------------

Basic and diluted weighted average
number of common shares outstanding              69,838,636      63,852,971      68,829,774      63,537,746
-----------------------------------------------------------------------------------------------------------

Per share loss:
    Basic and diluted                          $      (0.02)   $      (0.02)   $      (0.05)   $      (0.04)
===========================================================================================================

See notes to consolidated financial statements.


RENTECH, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity
For the Six Months Ended March 31, 2002 (Unaudited)

                                                             Convertible
                                                           Preferred Stock                 Common Stock          Additional
                                                              Series B                                Par          Paid-in
                                                      Shares          Amount          Shares         Value         Capital
-----------------------------------------------------------------------------------------------------------------------------
Balance, October 1, 2001                                 27,778    $    277,780      66,665,631   $    666,653   $ 36,384,562
Common stock issued for cash, net of
    offering costs of $82,349                              --              --         2,126,500         21,267        959,634
Common stock issued for options
    and warrants exercised                                 --              --           566,474          5,665        119,738
Preferred stock issued for cash, net of
    offering costs of $25,000                            50,000         500,000            --             --          (25,000)
Common stock issued for conversion of
    preferred stock                                     (77,778)       (777,780)      1,591,593         15,917        761,863
Deemed dividends on convertible
     preferred stock of $136,932                           --              --              --             --             --
Options granted/earned for services                        --              --              --             --           51,827
Net loss for the six months ended March 31, 2002           --              --              --             --             --
-----------------------------------------------------------------------------------------------------------------------------

Balance, March 31, 2002 (unaudited)                        --      $       --        70,950,198   $    709,502   $ 38,252,624
=============================================================================================================================


                                                                                      Total
                                                     Unearned       Accumulated    Stockholders'
                                                   Compensation       Deficit         Equity
-----------------------------------------------------------------------------------------------

Balance, October 1, 2001                           $    (21,266)   $(25,571,028)   $ 11,736,701
Common stock issued for cash, net of
    offering costs of $82,349                              --              --           980,901
Common stock issued for options
    and warrants exercised                                 --              --           125,403
Preferred stock issued for cash, net of
    offering costs of $25,000                              --              --           475,000
Common stock issued for conversion of
    preferred stock                                        --              --              --
Deemed dividends on convertible
     preferred stock of $136,932                           --              --              --
Options granted/earned for services                      12,457            --            64,284
Net loss for the six months ended March 31, 2002           --        (3,004,924)     (3,004,924)
-----------------------------------------------------------------------------------------------

Balance, March 31, 2002 (unaudited)                $     (8,809)   $(28,575,952)   $ 10,377,365
===============================================================================================



See notes to the consolidated financial statements.


RENTECH, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows  (Unaudited)

For the Six Months Ended March 31,                                            2002           2001
----------------------------------------------------------------------------------------------------
Operating activities:
    Net loss                                                              $(3,004,924)   $(1,984,166)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation                                                            257,089        253,791
      Amortization                                                            395,527        166,715
      Increase in allowance for doubtful accounts                                --            1,530
      Bad debt expense                                                        191,779           --
      Stock options and warrants issued for services                           64,284        163,499
      Equity in loss of investee                                              150,156        177,046
      Loss on disposal of fixed assets                                          2,755           --
      Minority interest in net loss of subsidiary                              18,323           --
      Revenue recognized from contract liability                             (750,000)          --
    Changes in operating assets and liabilities:
      Accounts receivable                                                     541,205       (487,486)
      Costs and estimated earnings in excess of billings                     (741,210)          --
      Other receivables and receivable from related party                      64,573        (54,699)
      Inventories                                                             (91,392)      (141,522)
      Prepaid expenses and other current assets                               148,590       (148,476)
      Interest receivable                                                        --          (39,787)
      Accounts payable                                                       (202,595)       263,567
      Billings in excess of costs and estimated earnings                     (130,930)          --
      Accrued liabilities and accrued payroll                                  20,167        216,039
      Lessee deposits                                                            --           (2,145)
----------------------------------------------------------------------------------------------------

Net cash used in operating activities                                      (3,066,603)    (1,616,094)
----------------------------------------------------------------------------------------------------

Investing activities:
    Purchase of property and equipment                                       (203,127)      (379,783)
    Proceeds from disposal of fixed assets                                      1,200           --
    Cash used in purchase of investments                                     (173,075)      (212,265)
    Deposits and other assets                                                (129,700)         5,709
----------------------------------------------------------------------------------------------------

Net cash used in investing activities                                        (504,702)      (586,339)
----------------------------------------------------------------------------------------------------

Financing activities:
    Proceeds from issuance of convertible preferred stock                     500,000        579,175
    Proceeds from issuance of common stock                                  1,077,909        521,000
    Proceeds from stock subscription receivable                               250,000           --
    Purchase of restricted cash                                              (500,000)          --
    Payment of offering costs                                                (107,349)      (134,035)
    Redemption of preferred stock and warrants to purchase common stock          --           (2,084)
    Proceeds from line of credit, net                                         370,969         78,658
    Payments on related party payable                                         (30,600)          --
    Proceeds from long-term debt and notes payable                          2,250,000           --
    Proceeds from contract liability                                             --          750,000
    Payments on long-term debt and notes payable                             (204,758)      (185,834)
----------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                   3,606,171      1,606,880
----------------------------------------------------------------------------------------------------

Increase (Decrease) in cash and cash equivalents                               34,866       (595,553)
Cash and cash equivalents,
    beginning of period                                                       893,452      1,516,815
----------------------------------------------------------------------------------------------------
Cash and cash equivalents,
    end of period                                                         $   928,318    $   921,262
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


3.       Inventories


         Inventories consist of the following:
                                           March 31, 2002     September 30, 2001
                                             (Unaudited)
         -----------------------------------------------------------------------

         Finished goods                  $           99,430   $           86,647
         Work in process                            399,504              384,563
         Raw materials                              330,696              267,028
         -----------------------------------------------------------------------

                                         $          829,630   $          738,238
         =======================================================================


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



                                                         Three Months Ended              Six Months Ended
                                                              March 31,                       March 31,
                                                    ------------------------------------------------------------
                                                         2002            2001            2002            2001
----------------------------------------------------------------------------------------------------------------
Revenues:
      Alternative fuels                            $    372,418    $    728,819    $  1,487,982    $  1,182,808
      Paints                                            419,534         515,253         809,199         977,155
      Oil and gas field services                        439,278         609,378       1,147,199       1,206,304
      Industrial automation systems                   1,129,875            --         1,428,179            --
---------------------------------------------------------------------------------------------------------------
                                                   $  2,361,105    $  1,853,450    $  4,872,559    $  3,366,267
===============================================================================================================

Operating income (loss):
      Alternative fuels                            $ (1,423,798)   $   (720,081)   $ (2,420,094)   $ (1,991,539)
      Paints                                           (110,706)        103,576        (216,725)         71,926
      Oil and gas field services                       (101,549)         47,296         (57,519)         94,466
      Industrial automation systems                     133,880            --           (71,525)           --
---------------------------------------------------------------------------------------------------------------
                                                   $ (1,502,173)   $   (569,209)   $ (2,765,863)   $ (1,825,147)
===============================================================================================================

Depreciation and amortization:
      Alternative fuels                            $    191,995    $    179,393    $    406,211    $    308,205
      Paints                                             17,480          27,846          32,808          55,512
      Oil and gas field services                         33,434          28,413          65,586          56,789
      Industrial automation systems                      81,841            --           148,011            --
---------------------------------------------------------------------------------------------------------------
                                                   $    324,750    $    235,652    $    652,616    $    420,506
===============================================================================================================
Equity in net loss of investees:
      Alternative fuels                            $    (63,190)   $    (83,576)   $   (150,156)   $   (177,046)
===============================================================================================================

Expenditures for additions of long-lived assets:
      Alternative fuels                            $     83,432    $    356,100    $    111,856    $    375,934
      Paints                                              2,182            --            19,658            --
      Oil and gas field services                         23,931          50,640          56,190          99,058
      Industrial automation systems                       3,339            --            15,423            --
---------------------------------------------------------------------------------------------------------------
                                                   $    112,884    $    406,740    $    203,127    $    474,992
===============================================================================================================

Investment in equity method investees:
      Alternative fuels                            $     20,250    $     45,803    $     20,250    $     45,803
===============================================================================================================

Total assets:
      Alternative fuels                            $  9,837,211    $ 13,919,032    $  9,837,211    $ 13,919,032
      Paints                                          1,439,134       1,575,699       1,439,134       1,575,699
      Oil and gas field services                      2,070,928       1,904,779       2,070,928       1,904,779
      Industrial automation systems                    2,937,761           --         2,937,761            --
---------------------------------------------------------------------------------------------------------------
                                                  $ 16,285,034    $ 17,399,510    $ 16,285,034    $ 17,399,510
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


9.       Costs and Estimated Earnings on Uncompleted Contracts


         The costs and estimated earnings related to uncompleted contracts are summarized as follows:

         --------------------------------------------------------------------------------------
                                                          March 31, 2002     September 30, 2001
                                                           (Unaudited)
         --------------------------------------------------------------------------------------
         Costs incurred on uncompleted contracts       $          813,457    $          484,065
         Estimated earnings                                       436,537               164,488
         --------------------------------------------------------------------------------------

         Total costs incurred and estimated earnings            1,249,994               648,553
         Less billings to date                                    435,764               706,463
         --------------------------------------------------------------------------------------
                                                       $          814,230    $          (57,910)
          --------------------------------------------------------------------------------------

         Included  in  the  accompanying   balance  sheet  under  the  following
captions:

         --------------------------------------------------------------------------------------
                                                          March 31, 2002     September 30, 2001
                                                           (Unaudited)
         --------------------------------------------------------------------------------------

      Costs and estimated earnings in excess of
        billings on uncompleted contracts              $          814,230    $           73,020
      Billings in excess of costs and estimated
        earnings on uncompleted contracts                            --                (130,930)
         --------------------------------------------------------------------------------------
                                                        $         814,230    $          (57,910)

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

The following table summarizes the activity in goodwill for the periods indicated:

--------------------------------------------------------------------------------
                                          Six Months Ended       Year Ended
                                           March 31, 2002    September 30, 2001
                                            (Unaudited)
--------------------------------------------------------------------------------

Paints:

       Beginning balance                 $         839,841   $          925,018
       Additions                                      --                   --
       Amortization                                   --                (85,177)
--------------------------------------------------------------------------------

                                         $         839,841   $          839,841
================================================================================

Oil and gas field services:

       Beginning balance                 $         166,713   $          179,887
       Additions                                      --                   --
       Amortization                                   --                (13,174)
--------------------------------------------------------------------------------

                                         $         166,713   $          166,713
================================================================================

--------------------------------------------------------------------------------
                                          Six Months Ended       Year Ended
                                           March 31, 2002    September 30, 2001
                                            (Unaudited)
--------------------------------------------------------------------------------

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
================================================================================

The following table summarizes the activity for intangible assets subject to amortization:

--------------------------------------------------------------------------------
                                          Six Months Ended       Year Ended
                                           March 31, 2002    September 30, 2001
                                            (Unaudited)
--------------------------------------------------------------------------------

Licensed technology and technology
rights:

       Gross carrying amount             $       3,718,895    $       3,718,895
       Accumulated amortization                 (2,092,624)          (1,963,845)
--------------------------------------------------------------------------------

                                         $       1,626,271    $       1,755,050
================================================================================

--------------------------------------------------------------------------------

       Aggregate amortization expense    $         128,779    $         250,368
================================================================================

Other intangibles:

       Gross carrying amount             $       1,276,310    $       1,276,310
       Accumulated amortization                   (536,371)            (269,623)
--------------------------------------------------------------------------------

                                         $         739,939    $       1,006,687
================================================================================

--------------------------------------------------------------------------------

       Aggregate amortization expense    $         266,748    $         269,623
================================================================================

Total intangible assets subject to
amortization:

       Gross carrying amount             $       4,995,205    $       4,995,205
       Accumulated amortization                 (2,628,995)          (2,233,468)
--------------------------------------------------------------------------------

                                         $       2,366,210    $       2,761,737
================================================================================

--------------------------------------------------------------------------------

       Aggregate amortization expense    $         395,527    $         519,991
================================================================================

The following table summarizes the affect of SFAS No. 142 on loss applicable to common stock and per share loss:


                                                Three Months Ended           Six Months Ended
                                                     March 31,                   March 31,
                                               2002           2001           2002           2001
---------------------------------------------------------------------------------------------------
Reported loss applicable to common stock  $ (1,697,853)   $(1,106,539)   $(3,141,856)   $(2,450,346)
Add back:  goodwill amortization                  --           23,452           --           46,905
---------------------------------------------------------------------------------------------------

Adjusted loss applicable to common stock  $ (1,697,853)   $(1,083,087)   $(3,141,856)   $(2,403,441)


Reported per share loss                   $     (0.02)    $     (0.02)   $     (0.05)   $     (0.04)
Add back:  goodwill amortization                 --              --             --             --
---------------------------------------------------------------------------------------------------

Adjusted per share loss                   $     (0.02)    $     (0.02)   $     (0.05)   $     (0.04)
===================================================================================================

                                                          Three Months Ended
                                                             December 31,
                                                         2001           2000
--------------------------------------------------------------------------------

Reported loss applicable to common stock             $(1,444,003)   $(1,343,807)
Add back:  goodwill amortization                            --           23,453
--------------------------------------------------------------------------------

Adjusted loss applicable to common stock             $(1,444,003)   $(1,320,354)


Reported per share loss                              $     (0.02)   $     (0.02)
Add back:  goodwill amortization                            --             --
--------------------------------------------------------------------------------

Adjusted per share loss                              $     (0.02)   $     (0.02)
================================================================================


                                                           Year Ended
                                                          September 30,
                                               2001           2000           1999
------------------------------------------------------------------------------------
Reported loss applicable to common stock   $(7,254,306)   $(4,189,006)   $(3,974,593)
Add back:  goodwill amortization                98,351         94,477         84,369
------------------------------------------------------------------------------------

Adjusted loss applicable to common stock   $(7,155,955)   $(4,094,529)   $(3,890,224)


Reported per share loss                    $     (0.11)   $     (0.07)    $    (0.09)
Add back:  goodwill amortization                  --             --             --
------------------------------------------------------------------------------------

Adjusted per share loss                    $     (0.11)   $     (0.07)   $     (0.09)
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

         Service revenues in the amount of $1,147,199 and $439,278 were derived from contracts for the oil and gas field services provided by our subsidiary, Petroleum Mud Logging, Inc., during the six and three months ended March 31, 2002. Our oil and gas field services revenue for the six and three months ended March 31, 2002 decreased by $59,105 and $170,100 as compared to the service revenues of $1,206,304 and $609,378 for the six and three months ended March 31, 2001. The decreases of 5% and 28% in oil and gas field services revenue were due to decreased demand for our mud logging services, resulting from a substantial decrease in drilling for new natural gas wells. These decreases resulted from fewer sales to our customers as they reduced their drilling for natural gas.

         Service revenues also include revenue earned for technical services provided to certain customers with regard to the Rentech GTL Technology. The technical services were performed at our development and testing laboratory. Our service revenues for these technical services were $1,311,573 and $283,710 for the six and three months ended March 31, 2002 as compared to $1,004,770 and $641,763 during the same periods of fiscal 2001. This represents an increase of $306,803 or 31% for the six month period and a decrease of $358,053 or 56% for the three month period. These revenues included $511,573 and $283,710 in payments from Texaco for the six and three months ended March 31, 2002 and $850,770 and $585,763 for the six and three months ended March 31, 2001. During the six months ended March 31, 2002, we recognized $800,000 in revenue upon the completion of the study for the Wyoming Business Council while there was no such revenue in the six month period ended March 31, 2001. Compared to the prior year, revenue from Texaco decreased $339,197 and $302,053 for the six and three month periods and we had no revenue from other customers during the six and three month periods of 2002 compared to $154,000 and $56,000 for the six and three month periods of 2001. The work from Texaco decreased due to the timing of its assignment of work to us to fulfill our subcontract with Texaco for its contract with the U.S. Department of Energy for the development of a model for an energy plant that produces both transportation fuels and electricity. The decrease of revenue from other customers is due to the timing of awards of contracts to us for studies

         Service revenues in the amount of $1,428,179 and $1,129,875 were derived from contracts for the manufacture of complex microprocessor controlled industrial automation systems by our 56% owned subsidiary, REN Corporation, for the six and three months ended March 31, 2002. We had no service revenues during the same period of fiscal 2001 for this segment as the acquisition of REN Corporation was completed on August 1, 2001.

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

         Costs of sales for product sales are the cost of sales of our paint business segment for sales of stains, sealers and coatings. During the six and three months ended March 31, 2002, our costs of sales for the paint segment increased by $22,526 and $61,062, or 6% and 40% to $419,337 and $214,700, as
compared to the six and three months ended March 31, 2001. Costs of sales increased even though revenue decreased for the six and three month periods due to an industry-wide reduction in inventory stocking levels by customers, resulting from construction slow-downs in our primary distribution markets. This increase is due to the fluctuation of the types of products that were sold during the six and three month periods of fiscal 2002 as compared to the six and three month periods of fiscal 2001. As a result, the cost of raw materials used in the manufacturing process increased during the six and three month periods.

         Costs of sales for oil and gas field services were $899,150 and $369,621 for the six and three months ended March 31, 2002, up from $845,620 and $408,596 for the six and three months ended March 31, 2001 an increase of $53,530 and $38,975 or 6% and 9%. The increases for the current year resulted from an increase in the cost of labor and employee benefits for the six and three month periods as compared to the prior year. The increase is a result of more employees in the organization, hired to meet the demand for our services. We retained these employees even as our revenue for this segment decreased due to fewer sales to our customers as they reduced their drilling for natural gas.

         Costs of sales for technical services were $204,160 and $40,112 during the six and three months ended March 31, 2002, down from $805,684 and $442,684 for the six and three months ended March 31, 2001. The decreases of $601,524 and $402,572, or 75% and 91%. These costs decreased as a result of the efficiencies gained over time at the facility as well as the decrease in revenue from Texaco and other customers. Revenues from Texaco and other customers decreased due to the timing of awards of contracts to us for studies. The costs of sales for the Wyoming Business Council contract are included in the research and development contract costs category below.

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

         Gross Profit. Our gross profit for the six and three months ended March 31, 2002 was $2,179,423 and $987,324, as compared to $1,318,152 and $848,532 for the 2001 period. The increase of $861,271, or 65% during the six month period resulted from the contribution from the industrial automation systems segment of $382,690, as well as $675,000 from the completion of the WBC contract of $800,000, offset by the remaining costs incurred in the amount of $125,000 to complete the WBC contract. The WBC contract did not exist during the comparable period in fiscal 2001. In addition, gross profit from the technical services provided to Texaco and other customers increased by $108,327 compared to the prior year. These increases for the six month period were partially offset by decreases in gross profit from the paint segment, down $190,482 and from the oil and gas field services segment, down $112,635 compared to the prior year. The increase of $138,792 for the three month period resulted from the contribution from the industrial automation systems segment of $380,527, as well as an increase in gross profit from the technical services provided at the development and testing laboratory, up $44,519 compared to the prior year. These increases for the three month period were partially offset by decreases in gross profit from the paint segment, down $156,781 and from the oil and gas field services segment, down $131,125 compared to the prior year.

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

         Depreciation and Amortization. Depreciation and amortization expenses for the six and three months ended March 31, 2002 were $653,618 and $325,752. Of these amounts, $180,334 and $144,892 were included in cost of sales. Depreciation and amortization expenses for the six and three months ended March 31, 2001 were $420,506 and $235,652, of which $84,458 and $42,379 were included in cost of sales. Of the increases of $233,112 or 55% and $90,100 or 38% for the six and three month periods, 64% and 88% are related to the depreciation and amortization of assets acquired with the industrial automation systems segment. The remainder of the increases resulted from additional depreciation of fixed assets in the other operating segments which is partially offset by a decrease in amortization of goodwill of $46,905 and $23,452 for the six and three month periods. In accordance with SFAS No. 142, we are no longer amortizing goodwill related to the acquisitions of OKON and PML. During the six and three months ended March 31, 2001, we amortized $46,905 and $23,452 in goodwill related to these acquisitions.

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

         Total Operating Expenses. Total operating expenses for the six and three months ended March 31, 2002 were $4,945,286 and $2,489,497, as compared to $3,143,299 and $1,417,741 for the six and three months ended March 31, 2001, an increase of $1,801,987 and $1,071,756. The increase in total operating expenses compared to the prior year is a result of the increases in general and administrative expenses of $1,504,442 and $1,041,029 for the six and three month periods, depreciation and amortization charges included in operating expense of $137,236 and a decrease of $12,413 and an increase in research and development expenses of $160,309 and $43,140.

         Loss From Operations. Loss from operations for the six and three months ended March 31, 2002 increased by $940,716 and $932,964 to losses of $2,765,863 and $1,502,173, as compared to losses of $1,825,147 and $569,209 for the six and three months ended March 31, 2001. The increased losses compared to the prior year resulted from an increase in total operating expenses of $1,801,987 and $1,071,756 for the six and three month periods, partially offset by an increase in gross profit of $861,271 and $138,792.

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

         Total Other Expenses. Total other expense increased to $220,738 and $110,324 during the six and three months ended March 31, 2002, an increase of $61,719 and $36,641 over total other expenses of $159,019 and $73,683 for the comparable periods ended March 31, 2001. The increase in total other expenses of $61,719 for the six month period compared to the prior year resulted from a decrease in equity in loss of investee of $26,890, a decrease in interest income of $59,038, an increase in interest expense of $26,816 and an increase in loss on disposal of fixed assets of $2,755. The increase for the three month period compared to prior year resulted from a decrease in equity in loss of investee of $20,386, a decrease in interest income of $29,659, an increase in interest expense of $23,413 and an increase in loss on disposal of fixed assets of $3,955.

         Minority Interest in Subsidiary's Net Income. The minority interest in subsidiary's net income of $18,323 and $85,356 during the six and three months ended March 31, 2002 resulted from the acquisition of 56% of REN Corporation. This acquisition had not been completed during fiscal 2001.

         Net Loss. For the six and three months ended March 31, 2002, we experienced net losses of $3,004,924 and $1,697,853 compared to net losses of $1,984,166 and $642,892 during the six and three months ended March 31, 2001. The increase of $1,020,758 for the six month period resulted from an increase in loss from operations of $940,716, an increase in total other expenses of $61,719 and an increase in minority interest in subsidiary's net income of $18,323. The increase of $1,054,961 for the three month period resulted from an increase in loss from operations of $932,964, an increase in total other expenses of $36,641 and an increase in minority interest in subsidiary's net income of $85,356.

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

         Loss Applicable to Common Stock. As a result of recording dividends on convertible preferred stock of $136,932 for the six month period, the loss applicable to common stock was $3,141,856 and $1,697,853 or $.05 and $.02 per share during the six and three months ended March 31, 2002, and $2,450,346 and $1,106,539 or $.04 and $.02 per share during the six and three months ended March 31, 2001.

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

         From our inception on December 18, 1981 through March 31, 2002, we have incurred losses in the amount of $28,575,952. For the six months ended March 31, 2002, we recognized a $3,141,856 net loss. If we do not operate at a profit in the future, we may be unable to continue our operations at the present level. As of March 31, 2002, we had a cash balance of $1,428,318, including $500,000 in restricted cash. We have been successful in the past in raising equity financing. For the years ended September 30, 2001, 2000 and 1999, we received net cash proceeds from the issuance of common stock of $2,332,005, $6,951,913 and $312,319. For the years ended September 30, 2001, 2000 and 1999, we received net cash proceeds from the issuance of convertible preferred stock of $793,673, $150,000 and $1,834,844. During the six months ended March 31, 2002, we received net cash proceeds from the issuance of common stock and the proceeds from a stock subscription receivable of $1,245,560, and we received net proceeds from the issuance of convertible preferred stock of $475,000. We believe that a combination of our current cash balance and growth in the paint, oil and gas field services and alternative fuels segments will be sufficient to meet our cash operating requirements through March 31, 2003. However, additional sources of equity financing may be necessary to fund any working capital requirements should the need arise. In addition, we are in negotiations to sell all or part of the assets of Sand Creek Energy, LLC, in which we have a 50% equity interest, for up to $2,000,000. We are currently funding 50% of the cost of maintaining this facility at a cost of approximately $20,000 per month. In addition, we have jointly and severally guaranteed obligations of the LLC in the amount of $1,000,000.

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

                                                   Payments Due By Period
                          --------------------------------------------------------------
                           Less than                                            After
Contractual Obligations     1 year      2-3 years    4-5 years     5 years      Total
----------------------------------------------------------------------------------------
Line of credit            $  370,969   $     --     $     --     $     --     $  370,969
Long-term debt               217,499       96,092       36,192      987,438    1,337,221
Long-term convertible
debt                          45,097      102,506    2,098,807         --      2,246,410
Operating leases             240,530      170,500       84,977         --        496,007
----------------------------------------------------------------------------------------
                          $  874,095   $  369,098   $2,219,976   $  987,438   $4,450,607
========================================================================================

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

                                       Amount of Commitment Expiration Per Period
                           --------------------------------------------------------------
        Other               Less than                                             After
Commercial Commitments       1 year      2-3 years    4-5 years     5 years       Total
-----------------------------------------------------------------------------------------
Available line of credit   $  629,031   $     --     $     --     $     --     $  629,031
Guarantees                  2,000,000         --           --           --      2,000,000
Employment agreements         954,914      632,367         --           --      1,587,281
-----------------------------------------------------------------------------------------
                           $3,583,945   $  632,367   $     --     $     --     $4,216,312
=========================================================================================


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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         On July 13, 2001, REN Corporation filed a civil action against Case Corporation in Payne County Court, for collection of approximately $342,000. The civil action was later moved to the United States District Court, Oklahoma. We equipment that we developed for the customer on its order. The customer is defending the claim on its assertion that the test equipment was not delivered on a timely basis as required by the terms of the contract. REN has asserted that this occurred as a result of change orders requested by the customer. The customer has filed a counterclaim against REN for approximately $298,000 plus attorney fees, costs and interest. REN is defending vigorously against the counterclaim.

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


                              No. of
Date of      Title of       Securities    Offering      Total        Class of      Exemptions from
 Sale        Security          Sold         Price    Commissions    Purchasers       Registration
 ----        --------          ----         -----    ----------     -----------      ------------
February     Convertible      4(1)        $2,250,000      $0         Accredited     Rules 505, 506,
25, 2002     Promissory                                               Investors      Sections 4(2),
             Notes                                                                       4(6)

February     Common        2,226,500      $1,113,850  $55,692.50(2)  Accredited     Rules 505, 506,
28, 2002     Stock                                                    Investors      Sections 4(2),
                                                                                         4(6)

March        Stock             9             (3)          $0         Accredited     Rules 505, 506,
10, 2002     Purchase                                                  Investors      Sections 4(2),
             Warrants                                                                    4(6)

January      Stock Options     3             (4)          $0         Accredited     Rules 505, 506,
16, 2002                                                               Investors      Sections 4(2),
                                                                                          4(6)

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

4.2 Form of Convertible Promissory Note issued under the 2002 private placement of convertible promissory notes (incorporated by reference from Exhibit No. 4.2 to Rentech's Form S-3/A Amendment One Registration Statement No. -- 333-85682 filed with the Securities and Exchange Commission on August 14, 2002).

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