Form 10-Q/A
period 2002-06-30
RENTECH INC /CO/
filed 2002-10-23
CIK 868725

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

            Consolidated Balance Sheets as of June 30, 2002
            and September 30, 2001 (Audited)...................................4

            Consolidated Statements of Operations for the three and
            nine months ended June 30, 2002 and 2001...........................6

            Consolidated Statement of Stockholders' Equity for
            the nine months ended June 30, 2002................................7

            Consolidated Statements of Cash Flows for the nine
            months ended June 30, 2002 and 2001................................8

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

Item 2. Changes in Securities and Use of Proceeds.............................34

Item 3. Defaults Upon Senior Securities - None................................34

Item 4. Submission of Matters to a Vote of Security Holders...................35

Item 5. Other Information - None..............................................35

Item 6. Exhibits and Reports on Form 8-K......................................35

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


RENTECH, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
                                                                June 30,
                                                                   2002      September 30,
                                                              (Unaudited)           2001
------------------------------------------------------------------------------------------
Assets

Current assets
    Cash and cash equivalents                                $     318,627   $     893,452
    Restricted cash                                                500,000            --
    Accounts receivable, net of $12,000 and $7,325
      allowance for doubtful accounts                            1,428,744       1,745,838
    Costs and estimated earnings in excess of billings             926,600          73,020
    Stock subscription receivable                                     --           250,000
    Note receivable                                                   --           191,779
    Other receivables                                               44,173          52,706
    Receivable from related party                                   17,968          69,293
    Inventories                                                    794,677         738,238
    Prepaid expenses and other current assets                      305,248         309,064
------------------------------------------------------------------------------------------

Total current assets                                             4,336,037       4,323,390
------------------------------------------------------------------------------------------

Property and equipment, net of accumulated depreciation
      and amortization of $1,196,433 and $931,330                4,224,607       4,388,776
------------------------------------------------------------------------------------------

Other assets
    Licensed technology, net of accumulated
      amortization of $2,020,333 and $1,848,747                  1,410,816       1,582,402
    Capitalized software costs, net of accumulated
      amortization of $473,396 and $236,429                        474,296         711,263
    Goodwill, net of accumulated amortization
      of $400,599                                                1,511,368       1,511,368
    Production backlog, net of accumulated amortization
      of $166,117 and $27,762                                         --           138,355
    Non-compete agreement, net of accumulated amortization
      of $30,233 and $5,432                                        132,268         157,069
    Investment in INICA, Inc.                                    3,079,107       3,079,107
    Investment in Sand Creek                                         8,663            --
    Technology rights, net of accumulated
      amortization of $136,679 and $115,098                        151,067         172,648
    Deposits and other assets                                      172,265          51,077
------------------------------------------------------------------------------------------

Total other assets                                               6,939,850       7,403,289
------------------------------------------------------------------------------------------

Total assets                                                 $  15,500,494   $  16,115,455
==========================================================================================

See notes to the consolidated financial statements.


RENTECH, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (continued)
                                                                                 June 30,
                                                                                     2002       September 30,
                                                                                (Unaudited)           2001
-------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity

Current liabilities
    Accounts payable                                                           $     517,748    $     883,255
    Billings in excess of costs and estimated earnings                                44,980          130,930
    Payable to related party                                                            --             30,600
    Accrued payroll                                                                  537,414          536,530
    Accrued liabilities                                                              416,290          436,017
    Contract liability                                                                  --            750,000
    Line of credit payable                                                           877,066             --
    Current portion of long-term debt                                                134,183          143,863
    Current portion of long-term convertible debt                                     46,062             --
-------------------------------------------------------------------------------------------------------------

Total current liabilities                                                          2,573,743        2,911,195
-------------------------------------------------------------------------------------------------------------

Long-term liabilities
    Long-term debt, net of current portion                                         1,096,204        1,147,773
    Long-term convertible debt, net of current portion                             2,189,430             --
    Lessee deposits                                                                    7,485            7,485
    Investment in Sand Creek                                                            --              2,669
-------------------------------------------------------------------------------------------------------------
Total long-term liabilities                                                        3,293,119        1,157,927
-------------------------------------------------------------------------------------------------------------

Total liabilities                                                                  5,866,862        4,069,122
-------------------------------------------------------------------------------------------------------------

Minority interest                                                                    344,716          309,632

Commitments and contingencies

Stockholders' equity
    Series B convertible preferred stock - $10 par value; 800,000 shares
      authorized; 691,664 shares issued and 27,778 outstanding and converted            --            277,780
    Series C participating preferred stock - $10 par value; 500,000
      shares authorized; no shares issued or outstanding                                --               --
    Common stock - $.01 par value; 100,000,000 shares authorized;
      70,950,198 and 66,665,631 shares issued and outstanding                        709,502          666,653
    Additional paid-in capital                                                    38,249,964       36,384,562
    Unearned compensation                                                             (2,580)         (21,266)
    Accumulated deficit                                                          (29,667,970)     (25,571,028)
-------------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                         9,288,916       11,736,701
-------------------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                                     $  15,500,494    $  16,115,455
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


RENTECH, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity
For the Nine Months Ended June 30, 2002 (Unaudited)

                                                            Convertible
                                                          Preferred Stock                 Common Stock            Additional
                                                              Series B                                Par          Paid-in
                                                      Shares          Amount          Shares         Value         Capital
-----------------------------------------------------------------------------------------------------------------------------
Balance, October 1, 2001                                 27,778    $    277,780      66,665,631   $    666,653   $ 36,384,562
Common stock issued for cash, net of
    offering costs of $85,010                              --              --         2,126,500         21,267        956,974
Common stock issued for options
    and warrants exercised                                 --              --           566,474          5,665        119,738
Preferred stock issued for cash, net of
    offering costs of $25,000                            50,000         500,000            --             --          (25,000)
Common stock issued for conversion of
    preferred stock                                     (77,778)       (777,780)      1,591,593         15,917        761,863
Deemed dividends on convertible
     preferred stock of $136,932                           --              --              --             --             --
Options granted/earned for services                        --              --              --             --           51,827
Net loss for the nine months ended June 30, 2002           --              --              --             --             --
-----------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 2002 (unaudited)                         --      $       --        70,950,198   $    709,502   $ 38,249,964
=============================================================================================================================

                                                                                      Total
                                                     Unearned       Accumulated    Stockholders'
                                                   Compensation       Deficit         Equity
-----------------------------------------------------------------------------------------------

Balance, October 1, 2001                           $    (21,266)   $(25,571,028)   $ 11,736,701
Common stock issued for cash, net of
    offering costs of $85,010                              --              --           978,241
Common stock issued for options
    and warrants exercised                                 --              --           125,403
Preferred stock issued for cash, net of
    offering costs of $25,000                              --              --           475,000
Common stock issued for conversion of
    preferred stock                                        --              --              --
Deemed dividends on convertible
     preferred stock of $136,932                           --              --              --
Options granted/earned for services                      18,686            --            70,513
Net loss for the nine months ended June 30, 2002           --        (4,096,942)     (4,096,942)
-----------------------------------------------------------------------------------------------

Balance, June 30, 2002 (unaudited)                 $     (2,580)   $(29,667,970)   $  9,288,916
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

3.       Inventories


         Inventories consist of the following:

                                            June 30, 2002     September 30, 2001
                                             (Unaudited)
         -----------------------------------------------------------------------


         Finished goods                  $           85,013   $           86,647
         Work in process                            394,098              384,563
         Raw materials                              315,566              267,028
         -----------------------------------------------------------------------

                                         $          794,677   $          738,238
         =======================================================================

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

7.       Contract Liability

         On January 18, 2001, the Company was granted a services contract by the Wyoming Business Council, Energy Section, Investment Ready Communities Division ("WBC"). Under the contract, Rentech received $800,000 to finance a Gas-to-Liquids ("GTL") feasibility study within the State. On February 9, 2001, the Company received the first $750,000 payment as per the terms of the contract. The WBC funding was used to evaluate two potential GTL projects utilizing Rentech's patented and proprietary Fischer-Tropsch Gas-to-Liquids technology. Phase I involved studying the feasibility of retrofitting a portion of an existing methanol facility in Wyoming. Phase II involved the study of the feasibility of constructing a separate greenfield plant at the same site. The Company delivered the feasibility study in December 2001 and recognized $800,000 in revenue under the contract. The Company determined that it was not feasible to proceed with the conversion of the Wyoming facility as well as conversions of methanol facilities worldwide. Therefore, since the Company has fulfilled its obligations, the Company has recognized $800,000 as revenue under the contract during the six months ended March 31, 2002 in accordance with SFAS No. 68 "Research and Development Arrangements". If in fact the Company chooses to proceed with the conversion of a methanol facility worldwide at any time in the future, the Company would be required to repay to the WBC the grant at the rate of 120% of the original $800,000 for a total amount not to exceed $960,000, over a period of time not to exceed six years. The repayment would only be from a 5% share of royalties from the conversion of methanol facilities to the Rentech GTL Technology worldwide. Based on the conclusions reached in the study, the Company does not intend to proceed with an application of its technology in a methanol facility.

8.       Supplemental Data to Statements of Cash Flows

         For the nine months ended June 30, 2002 and 2001, the Company made cash interest payments of $163,960 and $71,203. Excluded from the statements of cash flows for the nine months ended June 30, 2002 and 2001 were the effects of certain non-cash investing and financing activities as follows:

                        Nine Months Ended June 30,                          2002       2001
         ------------------------------------------------------------------------- ----------
         Issuance of common stock for conversion of convertible
             preferred stock and dividends                                $777,780   $888,888
         Issuance of common stock for exercise of stock options           $ 55,744   $   --
         Purchase of annual insurance financed with a note payable        $246,753   $   --
         Issuance of common stock for deposit on potential business
             acquisition                                                  $   --     $244,000
         Purchase of equipment financed with a capital lease obligation   $   --     $ 95,852


9.       Costs and Estimated Earnings on Uncompleted Contracts


The costs and estimated earnings related to uncompleted contracts are summarized as follows:

--------------------------------------------------------------------------------------
                                                 June 30, 2002      September 30, 2001
                                                  (Unaudited)
--------------------------------------------------------------------------------------
Costs incurred on uncompleted contracts       $        1,330,959    $          484,065
Estimated earnings                                       710,710               164,488
--------------------------------------------------------------------------------------

Total costs incurred and estimated earnings            2,041,669               648,553
Less billings to date                                  1,160,049               706,463
--------------------------------------------------------------------------------------
                                              $          881,620    $          (57,910)
--------------------------------------------------------------------------------------

Included in the accompanying balance sheet under the following captions:

--------------------------------------------------------------------------------------
                                                 June 30, 2002      September 30, 2001
                                                  (Unaudited)
--------------------------------------------------------------------------------------

Costs and estimated earnings in excess of
  billings on uncompleted contracts           $          926,600    $           73,020
Billings in excess of costs and estimated
  earnings on uncompleted contracts                      (44,980)             (130,930)
--------------------------------------------------------------------------------------
                                              $          881,620    $          (57,910)

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

The following table summarizes the activity in goodwill for the periods indicated:

-------------------------------------------------------------------------------
                                        Nine Months Ended       Year Ended
                                          June 30, 2002     September 30, 2001
                                           (Unaudited)
-------------------------------------------------------------------------------

Paints:

       Beginning balance               $          839,841   $           925,018
       Additions                                     --                    --
       Amortization                                  --                 (85,177)
-------------------------------------------------------------------------------
                                       $          839,841   $           839,841
===============================================================================
Oil and gas field services:

       Beginning balance               $          166,713   $           179,887
       Additions                                     --                    --
       Amortization                                  ---                (13,174)
-------------------------------------------------------------------------------

                                       $          166,713   $           166,713
===============================================================================

-------------------------------------------------------------------------------
                                        Nine Months Ended       Year Ended
                                          June 30, 2002     September 30, 2001
                                           (Unaudited)
-------------------------------------------------------------------------------

Industrial automation systems:

       Beginning balance               $          504,814   $             --
       Additions                                     --                504,814
       Amortization                                  --                   --
-------------------------------------------------------------------------------

                                       $          504,814   $           504,814
===============================================================================

Total Goodwill:

       Beginning balance               $        1,511,368   $         1,104,905
       Additions                                     --                 504,814
       Amortization                                  --                 (98,351)
-------------------------------------------------------------------------------

                                       $        1,511,368   $         1,511,368
===============================================================================

The following table summarizes the activity for intangible assets subject to amortization:

-------------------------------------------------------------------------------
                                        Nine Months Ended       Year Ended
                                          June 30, 2002     September 30, 2001
                                           (Unaudited)
-------------------------------------------------------------------------------

Licensed technology and technology
rights:

       Gross carrying amount           $        3,718,895   $         3,718,895
       Accumulated amortization                (2,157,012)           (1,963,845)
-------------------------------------------------------------------------------

                                       $        1,561,883   $         1,755,050
===============================================================================

-------------------------------------------------------------------------------

       Aggregate amortization expense  $          193,167   $           250,368
===============================================================================
Other intangibles:

       Gross carrying amount           $        1,276,310   $         1,276,310
       Accumulated amortization                  (669,746)             (269,623)
-------------------------------------------------------------------------------
                                       $          606,564   $         1,006,687
===============================================================================

-------------------------------------------------------------------------------

       Aggregate amortization expense  $          400,123   $           269,623
===============================================================================

Total intangible assets subject to
amortization:

       Gross carrying amount           $        4,995,205   $         4,995,205
       Accumulated amortization                (2,826,758)           (2,233,468)
-------------------------------------------------------------------------------

                                       $        2,168,447   $         2,761,737
===============================================================================

-------------------------------------------------------------------------------

       Aggregate amortization expense  $          593,290   $           519,991
===============================================================================

The following table summarizes the affect of SFAS No. 142 on loss applicable to common stock and per share loss:

                                              Three Months Ended            Nine Months Ended
                                                   June 30,                      June 30,
                                               2002           2001           2002           2001
---------------------------------------------------------------------------------------------------
Reported loss applicable to common stock   $(1,092,019)   $  (692,873)   $(4,233,874)   $(3,143,218)
Add back:  goodwill amortization                  --           23,453           --           70,358
---------------------------------------------------------------------------------------------------

Adjusted loss applicable to common stock   $(1,092,019)   $  (669,420)   $(4,233,874)   $(3,072,860)


Reported per share loss                    $     (0.02)   $     (0.01)   $     (0.06)   $     (0.05)
Add back:  goodwill amortization                  --             --             --             --
---------------------------------------------------------------------------------------------------

Adjusted per share loss                    $     (0.02)   $     (0.01)   $     (0.06)   $     (0.05)
===================================================================================================


                                              Three Months Ended              Six Months Ended
                                                    March 31,                     March 31,
                                               2002           2001           2002           2001
----------------------------------------------------------------------------------------------------

Reported loss applicable to common stock   $(1,697,853)   $(1,106,539)   $(3,141,856)   $(2,450,346)
Add back:  goodwill amortization                  --           23,452           --           46,905
---------------------------------------------------------------------------------------------------

Adjusted loss applicable to common stock   $(1,697,853)   $(1,083,087)   $(3,141,856)   $(2,403,441)


Reported per share loss                    $     (0.02)   $     (0.02)   $     (0.05)   $     (0.04)
Add back:  goodwill amortization                  --             --             --             --
---------------------------------------------------------------------------------------------------

Adjusted per share loss                    $     (0.02)   $     (0.02)   $     (0.05)   $     (0.04)
===================================================================================================

                                                          Three Months Ended
                                                             December 31,
                                                         2001           2000
-------------------------------------------------------------------------------

Reported loss applicable to common stock             $(1,444,003)   $(1,343,807)
Add back:  goodwill amortization                            --           23,453
-------------------------------------------------------------------------------

Adjusted loss applicable to common stock             $(1,444,003)   $(1,320,354)


Reported per share loss                              $     (0.02)   $     (0.02)
Add back:  goodwill amortization                            --             --
-------------------------------------------------------------------------------

Adjusted per share loss                              $     (0.02)   $     (0.02)
==============================================================================-

                                                           Year Ended
                                                          September 30,
                                               2001           2000           1999
------------------------------------------------------------------------------------
Reported loss applicable to common stock   $(7,254,306)   $(4,189,006)   $(3,974,593)
Add back:  goodwill amortization                98,351         94,477         84,369
------------------------------------------------------------------------------------

Adjusted loss applicable to common stock   $(7,155,955)   $(4,094,529)   $(3,890,224)


Reported per share loss                    $     (0.11)   $     (0.07)   $     (0.09)
Add back:  goodwill amortization                  --             --             --
------------------------------------------------------------------------------------

Adjusted per share loss                    $     (0.11)   $     (0.07)   $     (0.09)
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

         Service revenues in the amount of $1,564,388 and $417,189 were derived from contracts for the oil and gas field services provided by our subsidiary, Petroleum Mud Logging, Inc., during the nine and three months ended June 30, 2002. Our oil and gas field services revenue for the nine and three months ended June 30, 2002 decreased by $438,978 and $379,873, or 22% and 48%, as compared to the service revenues of $2,003,366 and $797,062 for the nine and three months ended June 30, 2001. The decreases in oil and gas field services revenue were due to decreased demand for our mud logging services, resulting from a substantial decrease in drilling for new natural gas wells in our service market.

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

         Service revenues also include revenue earned for technical services provided to certain customers with regard to the Rentech GTL Technology. These technical services were performed at our development and testing laboratory. Our service revenues for these technical services were $1,872,141 and $560,568 for the nine and three months ended June 30, 2002, including $1,072,141 and $560,568 from Texaco, as compared to $1,762,957 and $758,187, including $1,608,957 and $758,187 from Texaco, during the same periods of fiscal 2001. Compared to the prior year, our service revenues from these technical services increased by $109,184 or 6% for the nine month period and decreased by $197,619 or 26% for the three month period. The increase for the nine month period was due to the recognition of $800,000 in revenue upon the completion of the study for the Wyoming Business Council while there was no such revenue in the nine month period ended June 30, 2001. Compared to the prior year, revenue from Texaco decreased $536,816 and $197,619 for the nine and three month periods and we had no revenue from other customers during the nine and three month periods of 2002 compared to $154,000 and $0 such revenue for the nine and three month periods of 2001. The work from Texaco decreased due to the timing of its assignment of work to us to fulfill our subcontract with Texaco for its contract with the U.S. Department of Energy for the development of a model for an energy plant that produces both transportation fuels and electricity. The decrease of revenue from other customers is due to the timing of awards of contracts to us for studies.

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

         Costs of Sales. Our costs of sales include costs for our OKON products as well as for our oil and gas field services, technical services including research and development contract costs and industrial automation services. During the nine and three months ended June 30, 2002, the combined costs of sales were $4,122,150 and $1,429,014 compared to $3,804,533 and $1,756,418 for the prior year. The increase for the nine month periods of $317,617 and the decrease for the three month periods of $327,404 resulted from the combination of factors described below for each segment.

         Costs of sales for product sales are the cost of sales of our paint business segment for sales of stains, sealers and coatings. During the nine and three months ended June 30, 2002, our costs of sales for the paint segment decreased by $169,241 or 20% and $191,767 or 45% to $657,152 and $237,815, as
compared to the nine and three months ended June 30, 2001. These decreases in the cost of raw materials used in the manufacturing process are a direct result of the decreases in product sales for the nine and three month periods due to a continued industry-wide reduction in inventory purchasing and stocking levels by customers, resulting from construction slow-downs in our primary distribution markets.

         Costs of sales for oil and gas field services were $1,255,144 and $355,994 for the nine and three months ended June 30, 2002, down from $1,439,131 and $593,511 for the nine and three months ended June 30, 2001. The decreases of $183,987 or 13% and $237,517 or 40% for the nine and three month periods, primarily for labor and employee benefits, were due to decreased demand for our mud logging services, resulting from a substantial decrease in drilling for new natural gas wells in our service market.

         Costs of sales for the industrial automation systems segment were $1,666,244 and $620,755 for the nine and three months ended June 30, 2002. We had no costs of sales during the same periods of fiscal 2001 for this segment as the acquisition of REN Corporation was completed on August 1, 2001.

         Costs of sales for technical services were $415,610 and $211,450 during the nine and three months ended June 30, 2002, down from $1,539,009 and $733,325 for the nine and three months ended June 30, 2001. These costs decreased $1,123,399, or 73% and $521,875, or 71% as a result of the efficiencies gained over time at the facility as well as the decrease in revenue from Texaco and other customers. Revenues from Texaco and other customers decreased due to the timing of awards of contracts to us for studies. The costs of sales for the Wyoming Business Council contract are included in the research and development contract costs category below.

         Costs of sales also includes research and development contract costs of $128,000 and $3,000 for the nine and three months ended June 30, 2002. We had no such research and development contract costs during the nine or three months ended June 30, 2001. These costs are made up of engineering and labor costs incurred on the completion of the Wyoming Business Council ("WBC") contract.

         Gross Profit. Our gross profit for the nine and three months ended June 30, 2002 was $3,253,357 and $1,073,934, as compared to $1,970,550 and $652,398 for the 2001 period. The increase of $1,282,807 or 65% during the nine month period resulted from the contribution from the industrial automation systems segment of $622,169, as well as $672,000 from the completion of the WBC contract of $800,000, offset by the remaining costs incurred in the amount of $128,000 to complete the WBC contract. The WBC contract did not exist during the comparable period in fiscal 2001. In addition, gross profit from the technical services provided to Texaco and other customers increased by $432,583 compared to the prior year. These increases for the nine month period were partially offset by decreases in gross profit from the paint segment, down $181,964 and from the oil and gas field services segment, down $254,991 compared to the prior year. The increase of $421,536 for the three month period resulted from the contribution from the industrial automation systems segment of $239,479, an increase in gross profit from the technical services provided at the development and testing laboratory of $324,256 and an increase from the paint segment of $8,518. These increases for the three month period were partially offset by a decrease in gross profit from the oil and gas field services segment, down $152,443 compared to the prior year.

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

         Depreciation and Amortization. Depreciation and amortization expenses for the nine and three months ended June 30, 2002 were $973,885 and $321,269. Of these amounts, $293,648 and $114,316 were included in costs of sales. Depreciation and amortization expenses for the nine and three months ended June 30, 2001 were $664,619 and $244,113, of which $129,687 and $45,229 were included in costs of sales. Of the increases of $309,266 or 46% and $77,156 or 32% for the nine and three month periods, 71% and 94% are related to the depreciation and amortization of assets acquired with the industrial automation systems segment. The remainder of the increases resulted from additional depreciation of fixed assets in the other operating segments which is partially offset by a decrease in amortization of goodwill of $70,358 and $23,453 for the nine and three month periods. In accordance with SFAS No. 142, we are no longer amortizing goodwill related to the acquisitions of OKON and PML. During the nine and three months ended June 30, 2001, we amortized $71,168 and $24,263 in goodwill related to these acquisitions.

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

         Total Operating Expenses. Total operating expenses for the nine and three months ended June 30, 2002 were $6,969,348 and $2,024,064, as compared to $4,387,274 and $1,243,975 for the nine and three months ended June 30, 2001, an increase of $2,582,074 and $780,089. The increase in total operating expenses is compared to the prior year is a result of the increases in general and administrative expenses of $2,005,442 and $501,002 for the nine and three month periods, depreciation and amortization charges included in operating expenses of $145,305 and $8,069 and an increase in research and development expenses of $431,327 and $271,018.

         Loss From Operations. Loss from operations for the nine and three months ended June 30, 2002 increased by $1,299,267 and $358,553 to losses of $3,715,991 and $950,130, as compared to losses of $2,416,724 and $591,577 for the nine and three months ended June 30, 2001. The increased losses compared to the prior year resulted from an increase in total operating expenses of $2,582,074 and $780,089 for the nine and three month periods, partially offset by an increase in gross profit of $1,282,807 and $421,536.

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

         Total Other Expenses. Total other expense increased to $345,866 and $125,128 during the nine and three months ended June 30, 2002, an increase of $85,552 and $23,832 over total other expenses of $260,314 and $101,296 for the comparable periods ended June 30, 2001. The increase in total other expenses of $85,552 for the nine month period compared to the prior year resulted from a decrease in equity in loss of investee of $94,135, a decrease in interest income of $87,365, an increase in interest expense of $92,511 and an increase in gain on disposal of fixed assets of $189. The increase for the three month period compared to prior year resulted from a decrease in equity in loss of investee of $67,246, a decrease in interest income of $28,327, an increase in interest expense of $65,695 and an increase in gain on disposal of fixed assets of $2,944.

         Minority Interest in Subsidiary's Net Income. The minority interest in subsidiary's net income of $35,085 and $16,761 during the nine and three months ended June 30, 2002 resulted from the acquisition of 56% of REN Corporation. This acquisition had not been completed during fiscal 2001.

         Net Loss. For the nine and three months ended June 30, 2002, we experienced net losses of $4,096,942 and $1,092,019 compared to net losses of $2,677,038 and $692,873 during the nine and three months ended June 30, 2001. The increase of $1,419,904 for the nine month period resulted from an increase in loss from operations of $1,299,267, an increase in total other expenses of $85,552 and an increase in minority interest in subsidiary's net income of $35,085. The increase of $399,146 for the three month period resulted from an increase in loss from operations of $358,553, an increase in total other expenses of $23,832 and an increase in minority interest in subsidiary's net income of $16,761.

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

         Loss Applicable to Common Stock. As a result of recording dividends on convertible preferred stock of $136,932 for the nine month period, the loss applicable to common stock was $4,233,874 and $1,092,019 or $.06 and $.02 per share during the nine and three months ended June 30, 2002, and $3,143,218 and $692,873 or $.05 and $.01 per share during the nine and three months ended June 30, 2001.

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

         Financing Activities. Financing activities during the nine months ended June 30, 2002 provided proceeds of $500,000 from the issuance of convertible preferred stock as compared to proceeds of $779,175 during the nine months ended June 30, 2001. During the nine months ended June 30, 2002, we received $1,132,909 in cash from the issuance of common stock compared to $2,396,192 during the nine months ended June 30, 2001. During the nine months ended June 30, 2002, we received proceeds from a stock subscription receivable in the amount of $250,000, as compared to no receivable during the same quarter of th previous year. During the nine months ended June 30, 2002, we purchased restricted cash in the amount of $500,000, as compared to no such purchase during the same period of fiscal 2001. During the nine months ended June 30, 2002, we paid $110,010 in offering costs as compared to $185,954 during the nine months ended June 30, 2001. During the nine months ended June 30, 2002, we repaid $30,600 on a related party payable. There were no such repayments during the nine months ended June 30, 2001. During the nine months ended June 30, 2002, we repaid $322,510 on our debt obligations as compared to $255,570 during the nine months ended June 30, 2001. During the nine months ended June 30, 2002, we received net proceeds from a line of credit $877,066 as compared to no such proceeds during the same period of fiscal 2001. During the nine months ended June 30, 2002, we received proceeds from long-term convertible debt in the amount of $2,250,000, compared to no such proceeds during fiscal 2001. The net cash provided by financing activities during the nine months ended June 30, 2002 was $4,046,855, compared to $3,481,759 in cash provided by financing activities during the nine months ended June 30, 2001.

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



                                     Amount of Commitment Expiration Per Period
                           --------------------------------------------------------------
           Other            Less than                                             After
 Commercial Commitments      1 year      2-3 years    4-5 years     5 years       Total
-----------------------------------------------------------------------------------------
Available line of credit   $  122,934   $     --     $     --     $     --     $  122,934
Guarantees                  2,000,000         --           --           --      2,000,000
Employment agreements       1,060,100      508,608         --           --      1,568,708
-----------------------------------------------------------------------------------------
                           $3,183,034   $  508,608   $     --     $     --     $3,691,642
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


                                    No. of                                                     Exemptions
Date of            Title of       Securities       Offering       Total          Class of         from
 Sale              Security          Sold           Price      Commissions      Purchasers    Registration
 ----              --------          ----           -----      -----------      ----------    ------------
February         Convertible          4(1)        $2,250,000        $0          Accredited    Rules 505, 506,
25, 2002       Promissory Notes                                                 Investors     Sections 4(2),
                                                                                                   4(6)
February 28,     Common Stock      2,226,500     $1,113,850    $55,692.50(2)    Accredited    Rules 505, 506,
    2002                                                                        Investors     Sections 4(2),
                                                                                                   4(6)
March 10, 2002   Stock Purchase        9             (3)            $0          Accredited    Rules 505, 506,
                   Warrants                                                     Investors     Sections 4(2),
                                                                                                   4(6)
January 16,      Stock Options         3             (4)            $0          Accredited    Rules 505, 506,
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