Form 10-K
period 2002-09-30
RENTECH INC /CO/
filed 2002-12-24
CIK 868725

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant To Section 13 or 15(D) of the Securities Exchange Act of 1934 for the Fiscal Year Ended September 30, 2002

[ ] Transition Report Pursuant To Section 13 or 15(D) of the Securities Exchange Act of 1934 for the Transition Period from _______ to _______

                           Commission File No. 0-19260

                                  RENTECH, INC.
             (Exact name of registrant as specified in its charter)

Colorado                                                              84-0957421
(State of Incorporation)                    (I.R.S. Employer Identification No.)

                           1331 17th Street, Suite 720
                             Denver, Colorado 80202
                    (Address of principal executive offices)
                        Telephone number: (303) 298-8008

           Securities registered pursuant to Section 12(b) of the Act:
      Title of Class:                      Name of Exchange on Which Registered:
Common stock, $0.01 par value                    The American Stock Exchange

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

         Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

         Aggregate market value of voting stock held by nonaffiliates at March 31, 2002: $37,348,773.

         Common stock outstanding at December 17, 2002: 72,092,667

                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----
                                     PART I

ITEM 1.   Business...........................................................  3

ITEM 2.   Properties........................................................  37

ITEM 3.   Legal Proceedings.................................................  38

ITEM 4.   Submission of Matters to a Vote of Securities Holders.............  38

                                     PART II

ITEM 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters............................................................  38

ITEM 6.  Selected Financial Data............................................  42

ITEM 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations................................  42

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.........  64

ITEM 8.  Financial Statements and Supplementary Data........................  64

ITEM 9.  Changes in and Disagreements With Accountants On
         Accounting and Financial Disclosure................................  65

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant.................  65

ITEM 11. Executive Compensation.............................................  71

ITEM 12. Security Ownership of Certain Beneficial Owners
         and Management and Related Stockholder Matters.....................  74

ITEM 13. Certain Relationships and Related Transactions.....................  77

                                     PART IV

ITEM 14  Controls and Procedures............................................  77

ITEM 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K....  77

                           FORWARD-LOOKING STATEMENTS

         This report contains forward-looking statements within the meaning of the federal securities laws, as well as historical and current facts. These forward-looking statements include those relating to the Rentech GTL Technology; the continued development of the Rentech GTL Technology to increase its economic efficiency and use; market acceptance of the technology; ability to obtain financing for plants using the Rentech GTL Technology; ability to economically construct new plants or retrofit existing gas plants; the timing by which plants may be constructed and begin production; ability to obtain low-cost feedstocks and to economically operate the plants; successful operation of the plants; the market value and acceptance of the liquid hydrocarbon products; revenues from exploiting the Rentech GTL Technology; market acceptance of and the anticipated revenues from the stains and sealers produced by OKON, Inc.; the market demand and anticipated revenues from the oil and gas field services provided by Petroleum Mud Logging, Inc.; the ability of REN Corporation to complete its sales orders; ability to obtain needed capital; and statements about business strategies, future growth, operations and financial results. These statements often can be identified by the use of terms such as "may," "might," "will," "should," "expect," "believe," "anticipate," "estimate," "intend," "plan," "project," "approximate" or "continue," or the negative thereof. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we caution readers not to place undue reliance on any forward-looking statements. Those statements represent our best judgment as to what may occur in the future. Forward-looking statements, however, are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. Important factors that could cause actual results to differ from those reflected in the forward-looking statements include the risks of overruns in costs of constructing, retrofitting and operating commercial plants using the Rentech GTL Technology, problems with mechanical systems in the plants that are not directly related to the Rentech GTL Technology, dangers associated with construction and operation of gas processing plants like those using the Rentech GTL Technology, risks inherent in making investments and conducting business in foreign countries, protection of intellectual property rights, competition, difficulties in implementing our business strategies, and other risks described in this report.

         As used in this Annual Report on Form 10-K, the terms "we," "our" and "us" mean Rentech, Inc., a Colorado corporation and its subsidiaries, unless the context indicates otherwise.


                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

         We are engaged in the gas-to-liquids (GTL) business, which is the process of converting gases made from carbon-bearing materials into liquid hydrocarbons. We have developed and own a patented and proprietary process for the conversion of synthesis gas produced from natural gas, coal, refinery bottoms, industrial off-gas and other hydrocarbon feedstocks into clean, sulfur-free, and aromatic-free alternative fuels, naphthas and waxes. The ability of our GTL technology (Rentech GTL Technology) to convert this broad range of materials is one important advantage of our technology compared to other GTL technologies. Our patented, iron-based catalyst provides several other advantages that reduce the costs of Rentech GTL Technology. Based on successful demonstrations of our technology, we believe it is ready for use on a commercial basis in the proper circumstances. While there are no commercial-scale GTL process plants that use Rentech GTL Technology now in existence, we believe there is the potential for the use of Rentech GTL Technology in a significant number of plants around the world. This opportunity stems from the growing, worldwide demand for energy, especially environmentally clean energy, combined with large supplies of available feedstocks for our process.

         The focus of our business is licensing the Rentech GTL Technology to oil and gas companies, operators of industrial gas plants, owners of other carbon-bearing feedstocks, and other members of the energy industry. In some instances, we may invest with others to acquire equity interests in plants that would use our technology. We might seek to acquire interests in one or more existing industrial gas plants that are underutilized because of depressed markets for their products or for other reasons. It might be feasible to convert these plants to use Rentech GTL Technology to produce liquid hydrocarbons.

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

         In October 1998, we granted a license to Texaco Energy Systems, Inc., now a division of ChevronTexaco Corporation, for exclusive use of Rentech GTL Technology in plants where solid and liquid hydrocarbons are used as feedstock. Chevron Texaco Technology Ventures, formerly Texaco Energy Systems, Inc. (Texaco) also has the right to grant sublicenses for this use. We retained rights to grant licensees to others for natural gas feedstocks, which includes industrial off-gases. Examples of the types of solids and liquid feedstocks that Texaco could process under our license are liquids such as heavy crude oil and refinery byproducts and solids like coal and petroleum coke. In addition, we granted Texaco a non-exclusive license to use the technology in plants that use natural gas as feedstock. Texaco's non-exclusive license does not include the right to grant sublicenses to third parties.

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

         An important part of our business strategy has been to acquire other businesses to generate revenues. Our intent is to help support our core business related to the Rentech GTL Technology during the period before its commercial use is established. In pursuit of this strategy, we have acquired interests in several other businesses that are not related to gas-to-liquids. OKON, Inc., based in the Denver metropolitan area, is our wholly-owned subsidiary. It manufactures and sells environmentally clean stains, sealers and coatings that are used on masonry, concrete and wood surfaces. Petroleum Mud Logging, Inc., located in Oklahoma City, Oklahoma, is another wholly-owned subsidiary. It provides well logging services to the oil and gas industry. We acquired 56 percent of REN Corporation as of August 1, 2001. REN, based in Stillwater, Oklahoma, manufactures computer-controlled testing equipment systems for manufacturers of industrial products. We lease office and warehouse space located in our research and development facility in Denver to a third party. We also own interests in Inica Inc., formerly ITN Energy Systems, Inc., a privately held high technology and development company located in the Denver metropolitan area. All of these interests are described subsequently in this item under the heading "Other Businesses."

FINANCIAL INFORMATION ABOUT OUR BUSINESS SEGMENTS

         Financial information about our business segments is given in Note 16 of our financial statements attached to this report.

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

         Our GTL technology uses a slurry reactor for the key Fischer-Tropsch conversion step. A slurry reactor is less expensive to construct and operate than the alternatives of fixed bed and fluidized bed reactors.

OUR GAS-TO-LIQUIDS PRODUCTS

         Our synthetic liquid hydrocarbon products are similar to analogous products derived from crude oil refining, but have environmental benefits that traditional refinery products do not possess. Because of the way they are produced, GTL products are less polluting, and the products are substantially free of contaminants usually found in crude oil, such as sulphur, aromatics, nitrogen and heavy metals. The virtual absence of these contaminants substantially reduces harmful air emissions from vehicles that use these products. The environmental benefits may lead to sales of our diesel fuel at a premium, compared to conventional diesel fuel.

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

         As reported in the Oil & Gas Investor for July 2002, and many other publications, GTL technologies may provide a means of utilizing carbon-bearing resources that are currently unmarketable, either because they are stranded in remote locations or flared from oil field wells.

         Stranded reserves may be suitable sources of low-cost feedstock for plants using our technology that may be constructed near the reserves. After conversion of the natural gas or other feedstock into liquid hydrocarbons, the liquid products can be transported in trucks, tankers and pipelines like conventional liquid hydrocarbons.

         Other natural gas produced in association with oil fields may be flared or vented into the atmosphere or re-injected into the oil field because the natural gas lacks value due to its remote location. The fact that these resources are stranded makes them potential sources of inexpensive feedstock for Rentech GTL Technology.

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

         We own a 50% interest in the Sand Creek methanol plant in the Denver area. The plant is closed and not in operation. We completed a feasibility study of the basic engineering and design work that would be required to convert this plant from a methanol facility to a GTL facility that uses Rentech GTL Technology. Considering the relatively high costs for natural gas that prevails in the Denver area, the small size of the plant and the limited production it would generate, we believe that the Sand Creek plant could not be economically converted and used for commercial production of GTL products. We and our co-owner are seeking a buyer for the plant.

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

o        BC PROJECTOS, LTD.

         In June 2001, we designated BC Projectos, Ltd., a Brazilian engineering firm, as our exclusive engineering representative in Brazil. BC Projectos is a large engineering firm with experience in the field of cogeneration plants, thermoelectric power generation and energy optimization studies.

         Together with BC Projectos, we intend to jointly identify projects for use of the Rentech GTL Technology, especially in Brazil. We will conduct feasibility studies, identify potential joint venture parties and financing, and cooperatively provide detailed engineering support for the projects. We have received no revenues from this relationship.

o        JACOBS ENGINEERING UK

         In February 2000, we made an arrangement with Jacobs Engineering UK Limited, an international engineering company, for joint marketing of the Rentech GTL Technology and Jacobs' engineering services. We are marketing our combined capabilities to potential customers in several locations throughout the world.

         We are targeting customers who would use our joint services in new natural gas plants as well as in existing industrial gas plants that would be retrofitted for our technology. We have received revenues totaling approximately $61,148 as a result of feasibility studies we performed for potential licensees introduced to us through Jacobs Engineering.

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

         We have granted Texaco Energy Systems, Inc. an exclusive, worldwide license (except in India, for which Donyi Polo Petrochemicals Ltd. holds an exclusive license), to use and sublicense Rentech GTL Technology for conversion of solid and liquid feedstocks in plants where a gasification process is used. We are to share in revenues received by Texaco from its exclusive license to use the Rentech GTL Technology in projects where solids and liquids are used as feedstock.

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

         Under the license, Texaco Energy Systems, Inc. (Texaco or ChevronTexaco) can use Rentech GTL Technology in combination with Texaco's proprietary gasification technology to produce liquid hydrocarbon products such as transportation diesel fuel, naphtha, and specialty products. The Texaco gasification process is a proprietary technology for producing synthesis gas from a broad range of feedstocks including coal, petroleum coke, residual oils, and byproducts generated in refineries and chemical plants. Worldwide there are 68 Texaco-owned or licensed gasification plants operating or under construction. Texaco may also sublicense the Rentech GTL Technology to third parties that may use Texaco's gasification technology or similar gasifiers provided by third parties, including Lurgi and Royal Dutch/Shell, among others.

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

         The Texaco proposal was one of three proposals selected by the DOE in August 1999 to proceed on this program. The DOE's contract is intended to encourage private industry to develop a set of entirely new multi-purpose energy plants that combine several energy processes into a single facility, and thus to facilitate the early entry of this new technology into the commercial marketplace. The DOE contract requires designs that enable highly efficient conversion of the energy in fossil fuels into the coproduction of electricity or heat as well as transportation fuels and chemicals.

         The DOE is making an award of approximately $14 million to Texaco's project team, payable over the lifetime of the contract. We are being paid by Texaco through those contract funds that it receives from DOE. The team members are using Texaco's gasification technology, the Rentech GTL Technology, General Electric's power generation design, Praxair's oxygen plant design, and Kellogg, Brown and Root's engineering capabilities. After feasibility studies and successful completion of an integrated design, the team will develop an engineering design package for a fossil fuel plant to use the combined technology.

         In the proposed EECP, approximately 1,235 short tons per day (stpd) petroleum coke is used to produce 55 megawatts of net electric power for export, approximately 617 barrels per day of Fischer-Tropsch (FT) products (finished high-melt wax, finished low-melt wax, FT diesel and FT naphtha), steam, and approximately 89 stpd of sulfur. Additionally, the Air Separation Unit (ASU) will produce nitrogen and oxygen for export.

         The Phase I objective was to determine the feasibility and define the concept for the EECP located at a specific site, develop a Research, Development and Testing (RD&T) Plan and prepare a preliminary project financing plan. Phase I was completed in December 2000, and the final Phase I concept report was issued in May 2001. In Phase I, a typical refinery site, Motiva Port Arthur, was identified as the potential EECP site. As a result of the merger between Texaco and Chevron, Texaco was required to sell its interest in the Motiva Enterprises LLC joint venture to Shell Oil Company and Saudi Refining Inc. In late 2002, the team will evaluate the impact of moving the proposed EECP to a ChevronTexaco refinery.

         The Phase II  objective is to conduct the research as outlined in Phase
I. It was originally scheduled for two calendar years, 2001 through 2002. Schedule delays will extend Phase II into the first calendar quarter of year 2003.

         We have completed our part of the first phase of the DOE contract. That work consisted primarily of preparing a preliminary engineering design for the plant that would use the Rentech GTL Technology. We are now working on Phase II. This phase is focused on the development work that was identified during the first phase.

o        IMPORTANCE OF OUR TEXACO AGREEMENTS

         Our agreements with Texaco are important to us in several ways. Revenues from Texaco provided 20%, 21%, and 20% of our total revenues for the years ended September 30, 2002, 2001, and 2000. Texaco's decision to study use of the Rentech GTL Technology also has the potential to lead to additional revenues for us in the future from several sources.

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

         One of the proposals is to construct a floating gas to liquids production system for use offshore to process natural gas that is now flared from offshore oil wells now in production. This type of gas resource is now stranded because there are no current means to bring it to market. We have completed a pre-feasibility study for a company that is investigating use of a floating GTL plant. The company is currently presenting the concept to interested parties that have a need for such a facility.

o        PERTAMINA

         We have completed a study of the feasibility of a 15,000 barrel-per-day GTL plant for Pertamina, the Indonesian state oil and gas mining company. The plant would use Pertamina's stranded natural gas as feedstock. The intended products would be synthetic diesel fuels, naphthas, and other high-value liquid hydrocarbons. The results of the study have been accepted by Pertamina.

         The 15,000 barrel GTL plant is projected to be the "cornerstone" for a subsequent methane production complex to be built at the Matindok field located on the island of Sulewasi. The business plan and execution plan for the project have also been submitted and approved by Pertamina. Beginning in January 2003, we expect that we will be seeking development funding for the next steps and anticipate starting front-end engineering in late calendar year 2003. The project is part of a novel approach involving the integration of the GTL plant with other gas conversion technologies within the proposed methane complex. The goal is to achieve synergies between our Fischer-Tropsch process and the other processes being considered. We have received no revenues from this project.

o        GTL BOLIVIA

         GTL Bolivia, S.A. has secured funding for initial engineering efforts for a 10,000 barrel-per-day Fischer-Tropsch facility designed to supply the local Bolivian market with diesel fuel. GTL Bolivia has identified the gas supply for the project and a site near Santa Cruz. In the event the project appears to be technically and economically feasible, GTL Bolivia has stated its intention to move quickly in further project development. This project has become a high profile effort, and we anticipate starting engineering work for the front end of the project in the first half of calendar year 2003. Major hurdles in the development of this project will be the logistics of transporting the large and heavy equipment to Bolivia.

o        OROBOROS

         We entered into a letter of intent in October 1999 to grant a license to Oroboros AB, a Swedish corporation headquartered in Gateborg, Sweden. This has enabled Oroboros to investigate the feasibility of using the Rentech GTL Technology for the industrial off-gas produced by Oroboros's steel plant located at Oxelosund, Sweden or other steel mills. If Oroboros decides its studies and plans indicate the proposal likely would be feasible, we would expect it will proceed with this project.

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

o        DONYI POLO PETROCHEMICALS

         In September 1992, we granted exclusive rights to ITN, Inc., a Colorado corporation, to market the Rentech GTL Technology in India. ITN, Inc. is owned by Dr. Mohan S. Misra, who also owns a majority of Inica, Inc., formerly ITN Energy Systems, Inc. See "ADVANCED TECHNOLOGIES-- Inica, Inc." ITN, Inc. is entitled to 20% of our royalty, license fee or other revenues from plants in India.

         Through the efforts of ITN, Inc., we granted a license in 1994 to Donyi Polo Petrochemicals Ltd., an Indian company, for a plant in India using Rentech GTL Technology. Donyi Polo proposed to build a 360 barrel per day plant, designed to use flared gas in the state of Arunachal Pradesh in northeastern India. If a plant is constructed and operated, the license agreement provides for royalty payments to us for seven years after commencement of production from the plant. The licensee allows Donyi Polo to construct and operate its own manufacturing plant, using our technology, to produce catalyst for its plant.

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

         The synthetic products resulting from use of the Rentech GTL Technology will compete with traditional petroleum products and synthetic liquid hydrocarbon products produced by other Fischer-Tropsch technologies. To a great extent, competition will be based upon price, and the price at which liquid hydrocarbons can be produced by use of the Rentech GTL Technology has not yet been established. Experience with Fischer-Tropsch technology by others since its development in the 1920s has indicated that earlier versions of the technology could not economically produce synthetic fuels. We believe that our enhancements and variations of the basic Fischer-Tropsch technology allow the Rentech GTL Technology to be cost-effective in some situations.

         Products resulting from the Rentech GTL Technology, like other Fischer-Tropsch processes, are environmentally benign relative to analogous products produced from crude oil refining. GTL products are free of the sulphur, aromatics, nitrogen and heavy metals that are typically found in crude oil. For example, our clean burning diesel fuel has excellent combustion qualities and can help reduce harmful exhaust emissions. Likely uses of our diesel include use as a blending stock to improve the quality of commonly available diesel fuel and as a blending component for upgrading low quality stock that would otherwise be used in lower value fuel oil.

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

         In January 2001, the EPA adopted new rules to drastically reduce the sulfur content in diesel fuel by 2007. The standards require reduction of the sulfur content of diesel from the 2001 level of 500 parts per million to 15 parts per million by 2007, a 97% reduction. The EPA regulations also require manufacturers of diesel engines to reduce harmful air emissions from diesel engines used in tractor-trailers, buses and other heavy trucks by 95% over 2001 levels by 2007. According to the EPA, the result would be significantly healthier air for all persons in the United States, with less sooty, thin particular matter that causes respiratory illness.

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

         Wax Products

         The waxes produced by Rentech GTL Technology are useful in hot-melt adhesives, inks, coatings, and several other wax-based products. The market prices for these waxes is high, but demand is limited. The wax market could easily become saturated when more GTL processes start commercial production. As an alternative, the waxes produced can also be thermally or hydro cracked to yield additional naphtha, diesel fuel, kerosene, jet fuel, solvents, and specialty products. Another option is the hydrosomerization of the wax to produce base oil used for lubricating oils.

         Light Crude Oil

         If required, the conversion process in plants using the Rentech GTL Technology can be easily modified to produce a light crude oil for sale to refineries. The Rentech GTL Technology produces a high-grade crude oil, already partially refined that we believe could be inexpensively refined in existing refineries into end products.

         Normal Paraffins

         Normal paraffins are saturated linear hydrocarbons with molecular ranges between 9 and 15 carbon atoms. They are primarily used in the production of laundry detergent, cosmetics, pharmaceuticals, paints, stains, ink oils, aluminum rolling oils, and lamp oils. Paraffins produced by the Rentech GTL Technology are free of sulfur, a requirement for many of these products.

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

RESEARCH AND DEVELOPMENT

         We own a development and testing laboratory located in Denver. Our pilot plant, consisting of a bubble column slurry reactor, is located at this site. The laboratory contains state-of-the-art equipment and support facilities for development of Fischer-Tropsch technology. Our laboratory staff now consists of nine employees. We believe that this facility provides us with a resource for development and testing that is unmatched in the field of gas-to-liquids technology.

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

         We also joined with Texaco Energy Systems, Inc., a licensee, to demonstrate use of our technology at the La Porte plant in Texas in 2000. Texaco leased the use of this plant from the U.S. Department of Energy on a short-term basis to conduct a joint demonstration with us of the results of using the Rentech GTL Technology. The plant is a pilot plant, with a capacity of four barrels of product per day. The results from this use of our technology were successful.

         During the fiscal years ended September 30, 2002, 2001, and 2000, we spent $701,201, $190,905 and $515,261, respectively, on research and development activities on the Rentech GTL Technology. During each of the same fiscal years, we received revenues from third parties for research and development activities on the technology of $2,354,550, $2,212,432, and $751,166, respectively.

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

INTELLECTUAL PROPERTY AND PATENTS

         Our intellectual property consists of three types of property. We own twelve U.S. patents that protect the Rentech GTL Technology. We own various trade secrets and confidential proprietary information that we use with our GTL business, our stains and sealer business, our oil and gas well field services, and our industrial automation products. We own U.S. trademarks that protect the product names we use with sale of our stains and sealers.

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

         Our United States patents related to the Rentech GTL Technology apply to our processes, applications of the process, products produced, and materials used as part of the Rentech GTL Technology. The patents include the overall gas-to-liquids conversion process; a method for cracking produced waxes; a method of making and activating a promoted iron catalyst for use in slurry synthesis reactors; production of a synthetic oxygenated diesel fuel; use of our oxygenated, sulphur and aromatic-free diesel fuel as an additive to conventional diesel fuel; and control of the tail gas from our process to maximize either the production of electricity from our tail gas, gas-to-liquids products, or a near-pure form of carbon dioxide. This type of carbon dioxide can be more readily sequestered, thereby reducing harmful emissions from electrical power plants and transportation vehicles.

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

         In addition to its own trademarks, OKON also markets nearly one-half of its products with the trademark of Goodyear Chemical. This company is a division of Goodyear Tire and Rubber. Goodyear's trademark used by OKON shows OKON's product is made with PLIOTEC(R) resins, and the mark also shows the Goodyear's registered mark for its blimp. Goodyear supports OKON's marketing in this way because these products use resins manufactured by Goodyear Chemical. We do not pay Goodyear Chemical for use of its trademark. Goodyear Chemical does not provide us any allowances, credits or pay us any consideration for this arrangement.

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

         OKON's sales of products to some customers may constitute a significant portion of our revenues. For the years ended September 30, 2002, 2001 and 2000, one customer of OKON accounted for 10%, 12% and 16% of our total revenues.

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

         Revenues from our stains, sealers and coatings business segment represented approximately 20%, 29%, and 41% of our revenues in the years ended September 30, 2002, 2001, and 2000, respectively.

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

         Revenues provided by our mud logging business segment represented approximately 21%, 37% and 36% of our revenues during the fiscal years ended September 30, 2002, 2001, and 2000, respectively. We acquired the mud logging assets that we use to provide our oil and gas field services in June 1999. PML's revenues from some customers may constitute a significant portion of its revenues. For the years ended September 30, 2002, 2001 and 2000, one customer of PML accounted for 7%, 12% and 17% of our total revenues, respectively.

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

         Our competitors in oil and gas field services include approximately 50 other companies. Several of these companies are divisions or subsidiaries of major oil and gas companies or other energy businesses. Those competitors have substantially more financial assets and other resources than we do. We believe we have been and will be able to favorably compete in this business because of our advanced technological capabilities. Our mud logging units are well equipped mobile laboratories. Our units receive and automatically test data on site from the drill holes as a well is drilled. To our knowledge, we are the only company that monitors and plots all parameters by computer, rather than by hand. The units automatically analyze that information and rapidly communicate the results to the mineral owner. These capabilities give us advantages over most of our competitors by enabling the mineral owner and its geologists to exercise more precise control over the drilling without being at the site. During fiscal year 2002, PML upgraded its equipment and technology by adding safety features to provide advance warning to workers of potential gas blow-outs of a well on which they are working. This meets new safety standards being adopted by the states and provides PML a competitive advantage over most other mud logging companies that have not added this equipment.

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

         REN is continuing its business and retained its original management. REN's customer base currently consists of some of the world's largest heavy-equipment manufacturers. These include Caterpillar, USA; Eaton Corporation, USA and Mexico; John Deere USA and Mexico; Daewoo Heavy Industries, Korea; Bosch Rexroth Corporation USA and Germany; Parker Hanifen Corporation, USA; and Sauer Danfoss, USA and Great Britain. Sales inside the U.S. were $2,629,237, $996,641, and $833,802 during the years ended September 30, 2002,
2001, and 2000, respectively, and sales outside the U.S. were $271,500, $8,247, and $4,311 during the same years.

         REN had a backlog of orders in the approximate amount of $1,375,000 as of September 30, 2002 as compared to a backlog of approximately $3,140,000 as of September 30, 2001. We expect to ship all of these orders by April 30, 2003.

         The new orders will require development of enhancements to REN's software and hardware to produce the test equipment that has been ordered. REN anticipates increasing its number of employees from 17 to 19 to meet the requirements of its new orders.

         Caterpillar is REN's largest customer, accounting for 19% of its revenues in fiscal 2002. LOSS OF THIS CUSTOMER WOULD MATERIALLY REDUCE THE REVENUES WE EXPECT DURING FISCAL YEAR 2003. If we lose Caterpillar as a customer, we believe we would be able to fill our remaining backlog. We would also eliminate or delay our expansion program to help minimize the substantial loss of revenues that would result.

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

         REN had 17 employees as of September 30, 2002. REN anticipates increasing its number of employees to 19 in order to meet the requirements of its new orders.

ADVANCED TECHNOLOGIES

         o        INICA, Inc.

         Through our investment made in 1998 in INICA, Inc., formerly ITN Energy Systems, Inc., we own minority interests in several advanced technologies. INICA is a privately owned business engaged in developing and commercializing emerging technologies.

         Our ownership consists of 10% of the shares of INICA, Inc. If approved by the majority shareholder, we may exchange these shares for approximately 4% of Global Solar Energy, Inc., which is engaged in production of thin-film photovoltaics and 4% of Infinite Power Solutions, Inc., which is developing thin-film micro batteries.

         As a minority owner in these corporations, we have no control over them. We do not participate in their management. We have no obligations for their liabilities. We intend to remain passive investors in them.

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

EMPLOYEES

         At September 30, 2002, we had 76 employees. Among our subsidiaries, Rentech Services Corporation had nine employees, who work at our development and testing laboratory; OKON, Inc. had 10 employees; Petroleum Mud Logging, Inc. had 29 employees; and REN Corporation had 17 employees.

ITEM 2.  PROPERTIES

OFFICE LEASE

         Our executive offices are located in Denver, Colorado, and consist of approximately 5,855 square feet of office space. The lease expires in October 2003 and includes an option to extend for another five-year term. The rent is $119,328 per year. We believe that our existing space is adequate to meet our current needs and to accommodate anticipated growth.

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

SAND CREEK METHANOL PLANT FACILITY

         We own a one-half interest in the Sand Creek methanol facility located in the Denver metropolitan area. Republic Financial Corporation, based in the Denver area, owns the other one-half interest. The facility includes a methanol plant that was closed when we acquired our interest in 1999. The site consists of 17 acres located in an industrial area adjacent to a rail line and an interstate highway. Approximately 11 acres of the site are available for other uses. We are offering the site, including all improvements, for sale.

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


ITEM 3.  LEGAL PROCEEDINGS

         Rentech owns 56 percent of Ren Corporation, which produces automated systems that test equipment produced by manufacturers of industrial equipment. A judgment was entered on October 29, 2002, in a civil action Ren Corporation brought against Case Corporation to collect an account receivable. The contract had been awarded in January 1998, before Rentech's acquisition of its interest in Ren. The judgment, entered in the U.S. District Court for Oklahoma, denied Ren's collection claim and awarded judgment in favor of Case Corporation on its claim against Ren for a breach of a condition of the contract. The judgment is in the amount of $325,795 plus costs and interest. Ren intends to appeal the judgment. Judgment amounts payable after appeal, if any, are payable out of the 44 percent of Ren Corporation that is not owned by Rentech.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         Our annual meeting of shareholders was held on March 26, 2002. At the meeting, John P. Diesel and Dennis L. Yakobson were elected to terms ending in 2005 as members of the board of directors. The terms of John J. Ball, Ronald C. Butz, Douglas L. Sheeran, and Erich W. Tiepel as directors continued after the meeting.

         The following tabulation shows the votes cast at the meeting on each matter voted upon, including election of directors.

                             For           Withheld/Against      Not Voted
                             ---           ----------------      ---------
Election of Directors:
   John P. Diesel.           59,347,404          1,660,385           0
   Dennis L. Yakobson        59,250,788          1,757,001           0


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Rentech's common stock is traded on The American Stock Exchange(R) under the AMEX symbol RTK. The following table sets forth the range of high and low closing prices for the Company's common stock. The quotations reflect inter-dealer prices, without adjustment for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

Fiscal Year Ended September 30, 2002                 High              Low
------------------------------------                 ----              ---
     1st Quarter, ended Dec. 31, 2001                $0.72             $0.50
     2nd Quarter, ended Mar. 31, 2002                $0.84             $0.49

     3rd Quarter, ended Jun. 30, 2002                $0.60             $0.41
     4th Quarter, ended Sep. 30, 2002                $0.70             $0.43

Fiscal Year Ended September 30, 2001                 High              Low
------------------------------------                 ----              ---
     1st Quarter, ended Dec. 31, 2000                $1.938            $1.063
     2nd Quarter, ended Mar. 31, 2001                $1.50             $0.875
     3rd Quarter, ended Jun. 30, 2001                $1.410            $1.00
     4th Quarter, ended Sep. 30, 2001                $1.20             $0.62

         The approximate number of shareholders of record of our common stock as of December 6, 2002 was 555. Based upon the securities position listings maintained for our common stock by registered clearing agencies, we estimate the number of beneficial owners is not less than 9,800.

         We have declared no dividends with respect to the common stock during the two most recent fiscal years ended September 30, 2002 and 2001. We currently expect that we will retain future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

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


                      No.              Total                         Exemption
      Date of         Security         Securities     Offering       From
      Sale            Sold             Sold           Price          Registration
------------------    ---------        ---------      ---------      ------------
1.  Nov. 18, 1999     Common Stock     2,500,000      $1,500,000     Section 4(2) of
                                                                     Securities Act of 1933

2.  Dec. 4, 1999      Common Stock       166,667      $100,000       Section 4(2) of
                                                                     Securities Act of 1933

3.  Jan. 17, 2000     Common Stock     4,136,667      $2,678,699     Section 4(2) of
                                                                     Securities Act of 1933

4.  Mar. 18, 2000     Common Stock     2,000,000      $1,200,000     Section 4(2) of
                                                                     Securities Act of 1933

5.  Mar. 29, 2000     Common Stock     2,291,667      $2,750,000     Regulation S

6.  Jun. 18, 2000     Common Stock       200,000      $106,240       Section 4(2) of
                                                                     Securities Act of 1933

7.  Jun. 21, 2000     Common Stock       200,000      $400,000       Section 4(2) of
                                                                     Securities Act of 1933

8.  Dec. 13, 2000     Common Stock        60,000      $30,000        Section 4(2) of
                                                                     Securities Act of 1933

9.  Dec. 28, 2000     Series 1998-B       44,444      $444,444       Section 4(2) of
                      Convertible                                    Securities Act of 1933
                      Preferred Stock

10. Feb. 2, 2001      Common Stock       200,000      $244,000       Section 4(2) of
                                                                     Securities Act of 1933

11. Mar. 30, 2001     Series 1998-B       44,444      $444,444       Section 4(2) of
                      Convertible                                    Securities Act of 1933
                      Preferred Stock

12. May 21, 2001      Common Stock     2,000,000      $1,900,000     Section 4(2) of
                                                                     Securities Act of 1933

13. Jun. 22, 2001     Common Stock        50,000      $15,000        Section 4(2) of
                                                                     Securities Act of 1933

14. Nov. 2, 2001      Series 1998-B       50,000      $500,000       Section 4(2) of
                      Convertible                                    Securities Act of 1933
                      Preferred
                      Stock

15. Feb. 25, 2002     Convertible              4      $2,250,000     Section 4(2) of
                      Promissory                                     Securities Act of 1933
                      Notes




16. Feb. 28, 2002     Common           2,926,969      $1,463,250     Section 4(2) of
                      Stock                                          Securities Act of 1933

(1) Shares issued to one accredited investor for cash in the amount of $1,500,000. We paid a commission of $75,000.
(2) Shares issued to one accredited investor for cash in the amount of $100,000. We paid a commission of $5,000.
(3) Shares issued to eighteen accredited investors at $2.40 per unit, consisting of four shares of common stock and a warrant for the purchase of one share of common stock for each four shares purchased. The warrants may be exercised for 1,034,167 shares at $1.20 a share until March 31, 2003. Warrants for the purchase of 98,668 shares of common stock were issued to the placement agents entitling them to purchase those shares at $.66 each until October, 12, 2004. We paid a commission of $133,935.
(4) Shares issued to two accredited investors together with options to purchase 4,000,000 shares of common stock at $1.25 per share until December 31, 2001 and 2,000,000 shares of common stock at $5.00 per share until December 31, 2004.
(5) Shares issued to two offshore investors together with warrants to purchase 2,291,667 shares at a price of $2.64 per share until March 29, 2003. We paid a commission of $275,000.
(6) Shares with a market value of $106,240 issued to our four independent directors in payment of director fees for fiscal years 2001 and 2000.
(7) Shares with a market value of $400,000 issued to four accredited investors, as partial consideration for the acquisition of a majority interest in REN Corporation.
(8) Shares with a market value of $30,000 issued to one accredited investor as a commission for the acquisition of the assets we operate as our Petroleum Mud Logging, Inc. subsidiary.
(9) Shares of Series 1998-B Convertible Preferred Stock issued to three accredited investors for $444,444. We paid a commission of $44,444. The convertible preferred shares are convertible, for two years after issuance, and into shares of common stock at 82.5% of the average closing price for the five trading days prior to conversion.
(10)Shares with a market value of $244,000 issued to four accredited investors as partial consideration of the acquisition of a majority interest in REN Corporation.
(11)Shares of Series 1998-B Convertible Preferred Stock issued to three accredited investors. We paid a commission of $44,000. The convertible preferred shares are convertible, for two years after issuance; and into shares of common stock at 82.5% of the average closing price for the five trading days prior to conversion.
(12)Shares issued to fifteen accredited investors at $0.95 per share for cash in the amount of $1,900,000.
(13)Shares  issued  to one  accredited  investor  upon  the  exercise  of  stock warrants.
(14)Shares of Series 1998-B Convertible Preferred Stock issued to three accredited investors. We paid a commission of $25,000. The convertible preferred shares are convertible, for two years after issuance, into shares of common stock at 82.5% of the average closing price for the five trading days prior to conversion.
(15)Convertible promissory notes issued to four accredited investors. The notes are payable, with interest at 8.5% per annum, in monthly installments that amortize the notes over 20 years, with the remaining balance due on February 25, 2006. In addition to the monthly payments in money, after the first 12 months one-thirty-sixth of the declining principal balances of the notes are automatically converted into common stock at a conversion price of $.50 per share. If the average market price for the seven preceding trading days is less than $.50 per share, the amount of the money difference is added to the principal of the note. The notes are convertible into no more than 4,500,000 shares of common stock, at a price of $.50 per share, less two shares for every dollar of principal reduction of the notes paid in money.
(16)Common stock issued to 22 accredited investors. We paid commissions of $73,163.

         The proceeds of the offerings will be used for development of gas-to-liquids projects and technology, including general working capital.


ITEM 6.  SELECTED FINANCIAL DATA

         The following consolidated selected financial data should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial
Condition and Results of Operations" and our consolidated financial statements and the notes thereto appearing in them, and the risk factors included elsewhere in this Annual Report on Form 10-K.

                         Rentech, Inc. and Subsidiaries
                         ------------------------------

                                                  Year Ended September 30
                           2002            2001            2000            1999            1998
                           ----            ----            ----            ----            ----
CONSOLIDATED
STATEMENT OF
OPERATIONS DATA
Revenues                   $  9,560,335    $  8,166,576    $  5,066,607    $  2,880,900    $  1,987,586
Cost of Sales              $  5,462,243    $  6,150,359    $  3,134,396    $  1,416,078    $    944,068
Gross Profit               $  4,098,092    $  2,016,217    $  1,932,211    $  1,464,822    $  1,043,518
Loss from Operations       $ (4,862,560)   $ (4,577,579)   $ (3,804,389)   $ (3,442,392)   $ (1,986,818)
Net Loss                   $ (5,332,613)   $ (6,770,707)   $ (4,099,395)   $ (3,442,661)   $ (2,180,855)
Loss Applicable to
   Common Stock            $ (5,469,545)   $ (7,254,306)   $ (4,189,006)   $ (3,974,593)   $ (3,345,847)

BASIC AND DILUTED
LOSS PER SHARE(1)
Loss Per Common Share      $       (.08)   $       (.11)   $       (.07)   $       (.09)   $       (.10)

CONSOLIDATED
BALANCE SHEET
DATA
Working Capital            $    775,686    $  1,412,195    $  1,892,376    $    115,457    $  3,195,381
Total Assets               $ 16,163,228    $ 16,115,455    $ 16,462,592    $ 13,209,981    $ 10,715,250
Total Long-Term
   Liabilities             $  3,269,044    $  1,157,927    $    999,355    $  1,246,917    $       --
Total Liabilities          $  7,422,576    $  4,069,122    $  1,758,615    $  2,149,183    $   394,6847
Accumulated Deficit        $(30,903,641)   $(25,571,028)   $(18,800,321)   $(14,700,926)   $(11,258,265)
--------------

(1) The weighted average number of shares of common stock outstanding during the years ended September 30, 2002, 2001, 2000, 1999, and 1998, were 69,987,685, 64,807,168, 57,532,816, 43,838,417, and 33,289,164,
         respectively.


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

         We are receiving royalty income as a result of our October 1998 license of the Rentech GTL Technology to Texaco and revenues from a technical services contract with Texaco. We are not receiving royalties on production of liquid hydrocarbons from use of the Rentech GTL Technology, or license fees except on an irregular basis. We also receive revenues from prospective businesses who engage us to perform studies for their potential projects that would use the Rentech GTL Technology. These studies are preliminary engineering design studies and evaluations of the feasibility of their use of their feedstock with our technology. Revenues from the Rentech GTL Technology and the revenues from our other businesses conducted through OKON, Inc., Petroleum Mud Logging, Inc., and REN Corporation are not sufficient to cover our ongoing losses related to our efforts to commercialize the Rentech GTL Technology at this time.


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

         We anticipate that we may receive increased contract payments for design studies if interest by members of the energy industry in our technology grows. We do not expect to realize significantly increased revenues from exploitation of the Rentech GTL Technology until a commercial-scale plant using the technology is in operation and has proved profitable. We are working with several energy companies and related businesses to prepare and evaluate their proposals to develop plants that would use our technology. There are no assurances that adequate financing will be available or that we will succeed in retrofitting and successfully operating any existing industrial plant at a profit. Our future operating revenues will depend primarily upon economic success by us, followed by success by our licensees, in financing, constructing and operating commercial-scale plants using the Rentech GTL Technology. Other factors affecting our success include competition by other GTL technologies, availability of low-cost feedstock, and market prices for conventional fuels and hydrocarbon products with which synthetic liquid hydrocarbons produced by use of our technology will compete. Our future operating revenues would also be increased to the extent we are able to expand revenues of our other businesses.

OPERATING EXPENSES

         Our operating expenses have historically been grouped primarily into several categories of major expenses. These are development of the Rentech GTL Technology through pilot plants and the Synhytech commercial-scale plant in Pueblo, Colorado; acquiring and funding our other business segments to bring them to profitable operations; investing in the advanced technologies of INICA, Inc.; acquisition of a 56% interest in REN Corporation; marketing our technology and other general and administrative expenses; and the costs of financing our operations.

         We have substantially increased our research and development expenses with the enhancements of our development and testing laboratory and the enlargement of our laboratory staff in 1999. We have also significantly increased our general and administrative expenses as our salary expenses and operating costs have grown. We are incurring substantial costs associated with our one-half ownership interest in Sand Creek Energy LLC, which owns the mothballed Sand Creek plant. These include the maintenance and holding expenses for our one-half interest in the plant.

         If we invest with others in developing a plant that uses our Rentech GTL Technology, we expect to incur large costs for any plants in which we may acquire an equity interest. When production is achieved, we anticipate incurring new expenses to market and sell the products. Because of the substantial capital investments we anticipate making in other plants in which we may acquire an equity interest, we project that we will incur significant depreciation and amortization expenses in the future.


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

         Valuation of Long-Lived Assets, Intangible Assets and Goodwill. We must assess the realizable value of long-lived assets, intangible assets and goodwill for potential impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In assessing the recoverability of our goodwill and other intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. In addition, we must make assumptions regarding the useful lives of these assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets. Effective October 1, 2001, we elected early adoption of SFAS No. 142, and were required to analyze goodwill for impairment. We completed the impairment test as of March 31, 2002 and determined that goodwill was not impaired. As of September 30, 2002, we evaluated our long-lived assets and intangible assets for potential impairment. Based upon our evaluation, no impairment charge was recognized.

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

RESULTS OF OPERATIONS

FISCAL YEAR 2002 COMPARED TO FISCAL YEAR 2001

         Revenues. We had revenues from product sales, service revenues and royalty income of $9,560,335 in fiscal 2002 and $8,166,576 in fiscal 2001, an increase of 17%.

         Product Sales. Our product sales were realized from sales of water-based stains, sealers and coatings by our subsidiary OKON, Inc., through which we conduct this paint business segment. These sales produced revenues of $1,927,854 in fiscal 2002. This compares to revenues from this segment of $2,367,689 for the 2001 fiscal year, a decrease of 19%. The decrease in revenue from this segment was due to an industry-wide reduction in inventory purchasing and stocking levels by customers, resulting from construction slow-downs in our primary distribution markets.

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

         Service revenues in the amount of $2,021,957 were derived from contracts for the oil and gas field services provided by our subsidiary Petroleum Mud Logging, Inc. in fiscal 2002. Our oil and gas field service revenues for fiscal year 2002 decreased by $1,009,182, or 33%, from the service revenues of $3,031,139 in fiscal 2001. The decrease in oil and gas field services revenue was due to decreased demand for our mud logging services, resulting from a substantial decrease in drilling for new natural gas wells in our service market.

         Service revenues in the amount of $2,900,737 during fiscal 2002 and $193,317 during fiscal 2001 were derived from contracts for the manufacture of complex microprocessor controlled industrial automation systems by our 56% owned subsidiary, REN Corporation. The increase of $2,707,420 during fiscal 2002 is due to the fact that we only recorded two months of revenue during fiscal 2001 for this segment as the acquisition of REN Corporation was completed on August 1, 2001.

         Service revenues also include revenue earned for technical services provided to certain customers with regard to the Rentech GTL Technology. These technical services were performed at our development and testing laboratory. Our service revenues for these technical services were $2,354,550 during fiscal 2002, including $1,436,636 from Texaco and $917,914 from other customers, as compared to $2,212,432, including $1,726,795 from Texaco and $485,637 from other customers, during fiscal 2001. Compared to the prior year, our service revenues from these technical services increased by $142,118 or 6%. The increase during fiscal 2002 was due to the recognition of $800,000 in revenue upon the completion of the study for the Wyoming Business Council while there was no such revenue during fiscal 2001. The increase in revenue from the Wyoming Business
Council during fiscal 2002 was offset by a decrease in technical services revenue from customers other than Texaco and the Wyoming Business Council of $367,723, as compared to fiscal 2001. The decrease in revenue from customers other than Texaco and the Wyoming Business Council was due to fewer contracts awarded in fiscal 2002 as a result of the overall recessionary nature impacting planning for capital spending in the oil services sector. The increase in revenue from the Wyoming Business Council was further offset by a decrease in revenue from Texaco of $290,159 during fiscal 2002 as compared to fiscal 2001. The work from Texaco decreased due to the timing of its assignment of work to us to fulfill our subcontract with Texaco for its contract with the U.S. Department of Energy for the development of a model for an energy plant that produces both transportation fuels and electricity.

         Service revenues included rental income as well. We leased part of our development and testing laboratory building in Denver, which was acquired in February 1999, to a tenant. Rental income from this tenant contributed $115,237 in revenue during fiscal 2002 as compared to $121,999 during fiscal 2001. Rental income is included in our alternative fuels segment.

         Royalty Income. Royalty income consisted of royalties that we received as a result of our October 1998 license of the Rentech GTL Technology to Texaco. Under the license agreement, we earned $240,000 in royalties during both fiscal 2002 and fiscal 2001. After Texaco is producing liquid hydrocarbons through the use of our technology, it is allowed by the license agreement to apply the royalty payments made after the initial $100,000 payment against future royalty payments made on account of production. Royalty income is included in our alternative fuels segment.

         Costs of Sales. Our costs of sales include costs for our OKON products as well as for our oil and gas field services, technical services including research and development contract costs and industrial automation services. During fiscal 2002, the combined costs of sales were $5,462,243 compared to $6,150,359 during fiscal 2001. The decrease for fiscal 2002 resulted from a decrease in costs of sales for the products sales, oil and gas field services and alternative fuels segments, offset by an increase for the industrial automation systems segment.

         Costs of sales for product sales are the cost of sales of our paint business segment for sales of stains, sealers and coatings. During fiscal 2002, our costs of sales for the paint segment decreased by $192,274 or 17% to $932,677, as compared to fiscal 2001. Of the decrease for the current year, 69% was related to the reduced cost of raw materials used in the manufacturing process. This reduction reflected the competitive effect of the slow-down in construction on the producers of raw materials. The remaining 31% was related to various other costs which decreased as a direct result of the decrease in product sales. Product sales decreased during fiscal 2002 due to a continued industry-wide reduction in inventory purchasing and stocking levels by customers, resulting from construction slow-downs in our primary distribution markets.

         Costs of sales for oil and gas field services were $1,665,895 during fiscal 2002, down from $2,099,703 during fiscal 2001, a decrease of $433,808 or 21%. Of the decrease for the current year, 50% was related to a decrease in field labor, 26% was related to a decrease in field living expenses and the remaining 24% was related to a decrease in various other costs related to having fewer mud logging vehicles in the field resulting in a decrease in revenues for this segment. The decrease in oil and gas field services revenue were due to decreased demand for our mud logging services, resulting from a substantial decrease in drilling for new natural gas wells in our service market.

         Costs of sales for the industrial automation systems segment were $2,143,782 during fiscal 2002 as compared to $157,576 during fiscal 2001. The increase of $1,986,206 during fiscal 2002 is because we only recorded two months of costs during fiscal 2001 for this segment as the acquisition of REN Corporation was completed on August 1, 2001.

         Costs of sales for technical services were $591,889 during fiscal 2002, down from $2,207,521 during fiscal 2001. These costs decreased $1,615,632, or 73% as a result of the efficiencies gained over time at the facility as well as the decrease in revenue from Texaco and other customers for services performed in 2002. Revenues from Texaco and other customers decreased due to the awarding of contracts to us for studies. The costs of sales for the Wyoming Business Council contract are included in the research and development contract costs category below.

         Costs of sales also includes research and development contract costs of $128,000 during fiscal 2002, as compared to $560,608 during fiscal 2001. These costs are made up of engineering and labor costs incurred on the completion of the Wyoming Business Council contract. The decrease of $432,608 or 77% during fiscal 2002 was due to the completion of our engineering work on the project and the delivery of our final report in fiscal 2002.

         Gross Profit. Our gross profit for fiscal 2002 was $4,098,092, as compared to $2,016,217 for fiscal 2001. The increase of $2,081,875 or 103% resulted from a combination of the contributions from each of our operating segments. The gross profit contribution of our paint segment decreased during fiscal 2002 by $247,561 as compared to fiscal 2001, while the contribution of our oil and gas field services segment decreased by $575,374 and the contribution from rental income decreased by $6,762 for the same period. These decreases were more than offset by increases of $721,214 for the industrial automation systems segment and $1,757,750 from technical services during fiscal 2002 as compared to fiscal 2001. Gross profit increased further in fiscal 2002 compared to fiscal 2001 as a result of a reduction of $432,608 in research and development contract costs for the Wyoming Business Council contract.

         Operating   Expenses.   Operating   expenses  consist  of  general  and
administrative   expense,   depreciation   and  amortization  and  research  and
development.

         General and Administrative Expenses. General and administrative expenses were $7,327,898 during fiscal 2002, up $1,736,852 from fiscal 2001 when these expenses were $5,591,046. The increase for the current year is due to increases in several areas that were not offset by a 73% decrease in expenses allocated to costs of sales at our research and development laboratory as a result of the efficiencies gained over time at the facility as well as the decrease in revenue from Texaco and other customers. In addition, fiscal 2002 included an increase of $767,530 in general and administrative expenses for our industrial automation systems segment as compared to fiscal 2001, as well as non-cash accruals of audit, legal and payroll expenses of $197,044 during fiscal 2002, for which the Company had previously not accrued. We did not have these costs during fiscal 2001.

         Depreciation and Amortization. Depreciation and amortization expenses during fiscal 2002 and 2001 were $1,229,972 and $983,158. Of these amounts,

$340,141 and $184,991 were included in costs of sales. Of the increase of $246,814 or 25%, $212,725 or 86% is related to the depreciation and amortization of assets acquired with the industrial automation systems segment. The remainder of the increase resulted from a combination of additions to and reductions in depreciation of fixed assets in the other operating segments. This increase is partially offset by a decrease in amortization of goodwill of $98,351 during fiscal 2002 as compared to fiscal 2001. In accordance with SFAS No. 142, which we adopted during fiscal 2002, we are no longer amortizing goodwill related to the acquisitions of OKON and PML.

         Research and Development. Research and development expenses were $742,923 during fiscal 2002, including $701,201 for our alternative fuels segment, $29,542 for our paint segment and $12,180 for our industrial automation systems segment. This expense increased by $538,340 from fiscal 2001, when these expenses were $204,583, including $190,905 for our alternative fuels segment and $13,678 for our paint segment. Due to a decrease in billable technical services work performed at the development and testing laboratory for customers, we were able to work on certain research and development related activities for our own purposes. Extensive tests were completed evaluating catalyst life and efficiency as well as other aspects of our technology.

         Total Operating Expenses. Total operating expenses during fiscal 2002 were $8,960,652, as compared to $6,593,796 during fiscal 2001, an increase of $2,366,856. The increase in total operating expenses as compared to the prior year is a result of the increases in general and administrative expenses of $1,736,852, depreciation and amortization charges included in operating expenses of $91,664 and an increase in research and development expenses of $538,340.

         Loss From Operations. Loss from operations during fiscal 2002 increased by $284,981 to a loss of $4,862,560, as compared to a loss of $4,577,579 during fiscal 2001. The increased loss compared to the prior year resulted from an increase in total operating expenses of $2,366,856 during fiscal 2002, which is partially offset by an increase in gross profit of $2,081,875.

         Other Income (Expenses). Other income (expenses) includes loss on investment, equity in loss of investee, interest income, interest expense and gain on disposal of fixed assets.

         Loss on Investment. During our fiscal 2001 year-end review of assets, we determined that our investment in shares of Dresser Engineers & Constructors, Inc. was impaired. Dresser is a privately owned company. We were not able to obtain adequate information about its current business to support the existing valuation. Based upon our inability to determine Dresser Engineers' liquidity and the status of its business plans, we recognized a $1,842,135 asset impairment for the year ended September 30, 2001. We continue to own 580,000 shares of the common stock of Dresser Engineers & Constructors that represent this investment.

         Equity in Loss of Investee. During fiscal 2002, we recognized $252,013 in equity in loss of investee, as compared to $386,047 during fiscal 2001. This represents our 50% share of the loss incurred by our joint venture in Sand Creek Energy LLC. The LLC is holding and maintaining the mothballed Sand Creek methanol plant. The decrease during fiscal 2002 is due to a decrease in insurance and other maintenance costs of the facility.

         Interest Income. Interest income during fiscal 2002 was $36,468, decreased from $121,509 during fiscal 2001. The decreased interest income was due to having fewer funds invested in interest-bearing cash accounts.

         Interest Expense. Interest expense during fiscal 2002 was $267,618, increased from $108,166 during fiscal 2001. The increase in interest expense is the result of the addition of the convertible notes payable and the notes payable added as a result of the acquisition of REN Corporation in August 2001.

         Gain on Disposal of Fixed Assets. Gain on disposal of fixed assets was $189 during fiscal 2002, with no comparable amount during fiscal 2001. This gain represents the disposal of out-dated office furniture and equipment, computer equipment and vehicles.

         Total Other Expenses. Total other expenses decreased to $482,974 during fiscal 2002 from total other expenses of $2,214,839 during fiscal 2001. The decrease in total other expenses of $1,731,865 resulted from having no loss on investment during fiscal 2002, as compared to $1,842,135 during fiscal 2001; a decrease in equity in loss of investee of $134,034; a decrease in interest income of $85,041; an increase in interest expense of $159,452; and an increase in gain on disposal of fixed assets of $189.

         Minority Interest in Subsidiary's Net Income. The minority interest in subsidiary's net income of $12,921 during fiscal 2002, as compared to $21,711 during fiscal 2001, resulted from the acquisition of 56% of REN Corporation on August 1, 2001.

         Net Loss. For the year ended September 30, 2002, we experienced a net loss of $5,332,613 compared to a net loss of $6,770,707 during the year ended September 30, 2001. The decrease of $1,438,094 resulted from an increase in loss from operations of $284,981, a decrease in total other expenses of $1,731,865, and a decrease in minority interest in subsidiary's net loss of $8,790.

         Dividend Requirements on Convertible Preferred Stock. Dividend requirements on convertible preferred stock is the imputed amount calculated when there is a discount from fair market value when we issue our convertible preferred stock, plus the 9% dividend that accrues on the convertible preferred stock. The dividends are deducted from net loss in order to arrive at loss applicable to common stock. During the year ended September 30, 2002, we issued convertible preferred stock, and recorded dividends of $136,932, compared to $483,599 for the year ended September 30, 2001.

         Loss Applicable to Common Stock. As a result of recording dividends on convertible preferred stock of $136,932 during fiscal 2002 and $483,599 during fiscal 2001, the loss applicable to common stock was $5,469,545 or $0.08 per share during fiscal 2002 and $7,254,306 or $0.11 per share during fiscal 2001.

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


LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2002, we had working capital of $775,686, as compared to working capital of $1,412,195 at September 30, 2001. The decrease in working capital is primarily due to the increase in various liabilities and lines of credit with regard to the acquisition of 56% of REN Corporation. This decrease also resulted from the use of cash for operations, investing activities and payments on long-term debt.

         As of September 30, 2002, we had $4,929,218 in current assets, including accounts receivable of $1,436,886. At that time, our current liabilities were $4,153,532. We had long-term liabilities of $3,269,044. Most of our long-term liabilities relate to our long-term convertible debt as well as our mortgage on our laboratory facility which we purchased in February 1999. The rental income from the facility is adequate to fund the monthly mortgage payments. The mortgage is due on March 1, 2029.

         The primary source of our liquidity has been equity capital contributions. We added an additional source of liquidity in March 1997 by the purchase of OKON, Inc., which conducts our paint business segment. We have received royalties from granting Texaco a license for use of the Rentech GTL Technology in October 1998. We have also had service revenues from Texaco since we started billing it for technical services relating to the Rentech GTL Technology, in April 1999. This work is being undertaken to integrate the Texaco gasification technology with our Rentech GTL Technology. We added another source of liquidity with the purchase in June 1999 of the mud logging assets that we operate through Petroleum Mud Logging, Inc. Finally, we added another source of liquidity with the purchase in August 2001 of 56% of REN Corporation, which manufactures complex microprocessor controlled industrial automation systems. We believe that OKON, activities at the development and testing laboratory, PML and REN will provide positive cash flow during fiscal 2003.

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

         We anticipate needs for substantial amounts of new capital for projects for commercializing the Rentech GTL Technology, to purchase property and equipment, and to continue significant research and development programs for the GTL projects we are considering. We expect to undertake these types of expenditures in efforts to commercialize the technology in one or more plants in which we may acquire part ownership. Even if we succeed in obtaining construction loans secured by such projects, we expect to need significant amounts of capital as our required share of the total investment in these projects. We may attempt to fund some of these project costs through sales of some part of our ownership, if we have any, in any industrial gas plant that we may attempt to retrofit. At this time, we own a one-half interest in one plant, which is the mothballed Sand Creek methanol plant. We may use the facility as a large pilot plant for continuing work with the Rentech GTL Technology or we may sell all or some of the assets associated with the facility.

         From our inception on December 18, 1981 through September 30, 2002, we have incurred losses in the amount of $30,903,641. For the year ended September 30, 2002, we recognized a $5,332,613 net loss. If we do not operate at a profit in the future, we may be unable to continue operations at the present level. As of September 30, 2002, we had a cash balance of $1,032,920 and our cash balance has decreased since that time. We have been successful in the past in raising equity financing. For the years ended September 30, 2002, 2001 and 2000, we received cash proceeds from the issuance of common stock of $1,456,724, $2,332,005 and $6,951,913. For the years ended September 30, 2002, 2001 and
2000, we have received cash proceeds from the issuance of convertible preferred stock of $500,000, $793,673 and $150,000.

         To achieve our objectives as planned for fiscal 2003, we may issue additional Series B convertible preferred stock to existing shareholders. We may issue common stock in a private placement to fund any working capital requirements should the need arise. In addition, we are in negotiations to sell all or some of the assets of Sand Creek Energy, LLC, a company in which we have a 50% interest. We are currently funding 50% of the expense of maintaining this facility at a cost of approximately $18,000 per month. We believe that with our current available cash, revenues from operations, additional equity financing and the potential sale of assets, we will be able to meet our cash operating requirements through September 30, 2003.

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

         If we lose any one or more of our business arrangements with Texaco, we would lose a substantial amount of our total revenues. Direct payments from Texaco amounted to 20% of our total revenues in fiscal 2002 and 21% in fiscal 2001. We would be compelled to greatly reduce or close our testing and development laboratory and sharply reduce our scientific and technical staff, among other reductions in operating expenditures. We also anticipate that loss of these arrangements would discourage or at least delay other licensees and potential licensees who might use the technology.

         Net Deferred Tax Asset. We had net deferred tax assets offset by a full valuation allowance at September 30, 2002 and 2001. We are not able to determine if it is more likely than not that the net deferred tax assets will be realized. See Note 15 to the Consolidated Financial Statements.

ANALYSIS OF CASH FLOW

OPERATING ACTIVITIES

         Net Loss. Operating activities produced net losses of $5,332,613 during fiscal 2002, as compared to $6,770,707 during fiscal 2001. The cash flows used in operations during these periods resulted from the following operating activities.

         Depreciation. Depreciation is a non-cash expense. This expense increased during fiscal 2002 by $120,218, as compared to fiscal 2001. This increase was attributable to the additional equipment acquired for our oil and gas field services segment as well as for our development and testing laboratory. The increase was offset by a decrease attributable to the fact that certain fixed assets became fully depreciated during the year.

         Amortization. Amortization is also a non-cash expense. This expense increased during fiscal 2002 by $126,596, as compared to fiscal 2001. The increase is attributable to the amortization of capitalized software, production backlog and non-compete agreement acquired with the purchase of REN Corporation, and is offset by the decrease in amortization of goodwill. In accordance with SFAS No. 142, the Company is no longer amortizing goodwill related to the acquisitions of OKON and PML. During fiscal 2001, we amortized $98,351 in goodwill related to these acquisitions.

         Bad Debt Expense. During fiscal 2002, we wrote-off the note receivable from Dresser Engineers & Constructors, Inc. as a bad debt expense of $191,779 as we determined that the note receivable was not collectible.

         Revenue Recognized from Contract Liability. We completed the Wyoming Business Council study during fiscal 2002. As such, we recognized revenue of $800,000, of which $750,000 has previously been recorded as a contract liability.

         Interest Income on Receivable from Related Party. During fiscal 2002, we added $16,038 of interest income back to operations. This amount relates to the interest earned on the note receivable from REN which was included in the Stock Purchase Agreement.

         Equity in Loss of Investee. We recognized equity in loss of investee in the amount of $252,013 during fiscal 2002. This represents our 50% share of the loss incurred by our joint venture in Sand Creek Energy LLC. The LLC is holding and maintaining the mothballed Sand Creek methanol plant. The decrease during fiscal 2002 is due to a decrease in insurance and other maintenance costs of the facility.

         Minority Interest in Net Income of Subsidiary. The minority interest in net income of subsidiary of $12,921 during fiscal 2002 results from the acquisition of 56% of REN Corporation.

         Stock Options Issued for Services. During fiscal 2002, we issued stock options in lieu of cash to certain independent contractor consultants for their services. As a result, recognized $88,845 in consulting expense related to the issuances.

         Changes in Operating Assets and Liabilities. The changes in operating assets and liabilities, net of business combination, result from the following factors.

         Accounts Receivable. Accounts receivable decreased by $304,277 during fiscal 2002, as compared to fiscal 2001. The decrease in accounts receivable was due to increased collection efforts within each of our business segments as well as a decrease in sales by the paint segment of 19% and a decrease of revenue from the oil and gas field services segment of 33%. These decreases were partially offset by an increase in technical services revenue at our research and development laboratory of 6% and an increase in revenue from our industrial automation systems segment of 1401%.

         Costs and Estimated Earnings in Excess of Billings. Costs and estimated earnings in excess of billings decreased $715,707 during fiscal 2002 as a result of the timing of contract billings and other contract activity within the industrial automation systems segment. These contracts are accounted for under the percentage of completion method of accounting.

         Other Receivables and Receivable from Related Party. Other receivables and receivable from related party decreased during fiscal 2002 by $38,539 due to the collection of the prior year balance in receivable from related party.

         Inventories. Inventories increased by $19,155 during fiscal 2002. The increase is a result of inventory-building at OKON due to an industry-wide reduction in inventory stocking levels by customers, resulting from construction slow-downs in our primary distribution markets.

         Prepaid Expenses and Other Current Assets. Prepaid expenses and other current assets decreased during fiscal 2002 by $324,571. The decrease reflects the timing of the payment of certain annual insurance premiums as well as the reduced stock subscription receivable in fiscal 2002 as compared to fiscal 2001.

         Billings in Excess of Costs and Estimated Earnings. Billings in excess of costs and estimated earnings increased $13,855 during fiscal 2002 as a result of contracts within the industrial automation systems segment which are accounted for under the percentage of completion method of accounting.

         Accrued Liabilities, Accrued Payroll and Other. Accrued liabilities, accrued payroll and other increased $221,905 during fiscal 2002 as a result of the timing of payment of certain payroll related accruals.

         Net Cash Used in Operating Activities. The total net cash used in operations increased to $4,172,815 during fiscal 2002, as compared to $3,218,907 during fiscal 2001. The increase reflects increased cash costs for general and administrative expenses those for our industrial automation systems subsidiary acquired in August 2001.

INVESTING ACTIVITIES

         Purchase of Property and Equipment. During fiscal 2002, we purchased $227,354 of property and equipment. Most of these purchases, $104,676 and $64,804, respectively, were for our development and testing research laboratory facilities and for mud logging vehicles.

         Proceeds from Disposal of Fixed Assets. We received proceeds from the disposal of fixed assets during fiscal 2002 of $9,990.

         Cash Used in Purchase of Investments. We used $248,820 to fund our 50% share of expenses of Sand Creek Energy, LLC during fiscal 2002.

         Deposits and Other Assets. During fiscal 2002, our net increase in deposits and other assets was $112,909. During the year, we acquired long-term convertible debt for which we had issuance costs of $132,461. These costs are being amortized over the life of the loans. This increase was offset by certain other decreases in deposits and other assets.

         Net Cash Used in Investing Activities. The total net cash used in investing activities decreased to $579,093 during fiscal 2002 as compared to $1,022,175 during fiscal 2001. The decrease reflects a significant decrease in the purchase of property and equipment and the fact that no cash was used to acquire a business in fiscal 2002 as in fiscal 2001.

FINANCING ACTIVITIES

         Proceeds from Issuance of Common Stock. During fiscal 2002, we received $1,456,724 in cash proceeds from the issuance of common stock compared to $2,332,005 during fiscal 2001.

         Proceeds from Issuance of Convertible Preferred Stock. During fiscal 2002, we received $500,000 in cash proceeds from the issuance of convertible preferred stock compared to $793,673 during fiscal 2001.

         Proceeds from Stock Subscription Receivable. During fiscal 2002, we received proceeds from a stock subscription receivable in the amount of $250,000, as compared to no proceeds during fiscal 2001.

         Purchase  of  Restricted   Cash.   During  fiscal  2002,  we  purchased
restricted cash in the amount of $500,000, as compared to no such purchase during fiscal 2001.

         Payment of Offering Costs. During fiscal 2002, we paid $147,644 in offering costs as compared to $75,980 during fiscal 2001.

         Proceeds from Line of Credit. During fiscal 2002, we received net proceeds from a line of credit of $1,493,839 as compared to no such proceeds during fiscal 2001.

         Proceeds from Long-Term Debt and Notes Payable. During fiscal 2002, we received proceeds from long-term convertible debt in the amount of $2,250,000, compared to no such proceeds during fiscal 2001. During fiscal 2001, we received proceeds of $444,951 from notes payable with no such amounts during fiscal 2002.

         Payments on Related Party Payable. During fiscal 2002, we repaid $30,600 on a related party payable. There were no such repayments during fiscal 2001.

         Payments on Long-Term Debt and Notes Payable. During fiscal 2002, we repaid $380,943 on our debt obligations as compared to $624,846 during fiscal 2001.

         Net Cash Provided by Financing Activities. The net cash provided by financing activities during fiscal 2002 was $4,891,376, compared to $3,617,719 in cash provided by financing activities during fiscal 2001.

         Cash increased during fiscal 2002 by $139,468 compared to a decrease of $623,363 during fiscal 2001. These changes increased the ending cash balance at September 30, 2002 to $1,032,920 and decreased the ending cash balance at September 30, 2001 to $893,452.

         WE HAVE A HISTORY OF OPERATING LOSSES, AND HAVE NEVER OPERATED AT A PROFIT.

         From our inception on December 18, 1981 through September 30, 2002, we have incurred losses in the amount of $30,903,641. For the year ended September 30, 2002, our net loss was $5,332,613. If we do not operate at a profit in the future, we may be unable to continue our operations at the present level. Ultimately, our ability to maintain our present level of business will depend upon earning a profit from operation of the Rentech GTL Technology. Our ability to do so has not been demonstrated.

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

CONTRACTUAL OBLIGATIONS

         In addition to the line of credit and long-term convertible debt previously described, we have entered into various other contractual obligations. The following table lists our significant contractual obligations at September 30, 2002.


                                                    Payments Due By Period
                             --------------------------------------------------------------
                              Less than                                After
Contractual Obligations        1 year      2-3 years    4-5 years     5 years      Total
-------------------------------------------------------------------------------------------
Lines of credit              $1,493,839   $     --     $     --     $     --     $1,493,839
Long-term debt                  127,103       66,015       33,902      978,486    1,205,506
Long-term convertible debt       47,048      106,940    2,070,352         --      2,224,340
Operating leases                226,939      143,732         --           --        370,671
-------------------------------------------------------------------------------------------
                             $1,894,929   $  316,687   $2,104,254   $  978,486   $5,294,356
===========================================================================================

         We have entered into various long-term promissory notes, with monthly principal and interest payments of $39,893, at interest rates of 5.9% to 9.6%, which are collateralized by certain fixed assets of the Company.

         We have leased office space under a non-cancelable operating lease, which expires October 31, 2003, with a renewal option for an additional five years. We have also leased office and warehouse space under a lease which expires during March 2005. In addition we have entered into various other operating leases, which expire through August 2004.

         In addition to the contractual obligations previously described, we have entered into various other commercial commitments. The following table lists these commitments at September 30, 2002.


                                    Amount of Commitment Expiration Per Period
                              ------------------------------------------------------------
        Other                 Less than                               After
Commercial Commitments         1 year      2-3 years    4-5 years    5 years      Total
------------------------------------------------------------------------------------------
Available lines of credit   $    6,161   $     --     $     --     $     --     $    6,161
Employment agreements        1,046,619      273,026         --           --      1,319,645
------------------------------------------------------------------------------------------

                            $1,052,780   $  273,026   $     --     $     --     $1,325,806
==========================================================================================

         We are a guarantor on the $1,000,000 line of credit with Premier Bank until it matures on March 1, 2003. This guaranty includes any amount of the line of credit attributable to the 44% shareholders of REN.

         We have entered into various employment agreements with officers of the Company which extend from January 1, 2001 to August 31, 2004. These agreements describe annual compensation as well as the compensation that we must pay upon termination of employment.

RECENT ACCOUNTING PRONOUNCEMENTS FROM FINANCIAL STATEMENT DISCLOSURES

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

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB No. 4, 44 and 64, Amendment of FASB No. 13, and Technical Corrections." SFAS rescinds FASB No. 4 "Reporting Gains and Losses from Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This statement also rescinds SFAS No. 44 "Accounting for Intangible Assets of Motor Carriers" and amends SFAS No. 13, "Accounting for Leases". This statement is effective for fiscal years beginning after May 15, 2002. The Company does not expect the adoption of this statement to have a material effect on the Company's financial statements.

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

         In October 2002, the FASB issued SFAS No. 147 "Acquisitions of Certain Financial Institutions" SFAS No. 147 amends FASB Statements No. 72 and 144 and FASB Interpretations No. 9. The Company does not expect the adoption of this statement to have any material effect on the Company's financial statements.

         In November 2002, the FASB published interpretation No, 45 "Guarantor's Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". The Interpretation expands on the accounting guidance of Statements No. 5, 57, and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which is being superseded. The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor's fiscal year-end. The disclosure requirements in the Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company is currently evaluating what effect the adoption of this statement will have the Company's financial statements.

         In October 2002, the FASB issued an exposure draft "Accounting for Stock-Based Compensation- Transition and Disclosure". This proposed statement would amend FASB Statement No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for an entity that voluntary changes to the fair value method of accounting for stock-based compensation. In addition, this proposed Statement would amend the disclosure provision of that Statement to require more prominent disclosure about the effects of an entity's accounting policy decisions with respect to stock-based employee compensation on reported net income. The proposed effective date for this Statement would be for fiscal years ended after December 15, 2002. The Company is currently evaluating what effect the adoption of this statement will have the Company's financial statements.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to the impact of interest rate changes related to our investment of current cash and cash equivalents. These funds are generally highly liquid with short-term maturities, and the related market risk is not considered material. Our long-term debt is at fixed rates of interest. We believe that fluctuations in interest rates in the near term will not materially affect our consolidated operating results, financial position or cash flow.


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

                      1st            2nd            3rd            4th
                      Quarter        Quarter        Quarter        Quarter
                      -------        -------        -------        -------
    Fiscal 2002
    -----------

Revenues              $  2,511,454   $  2,361,105   $  2,502,948   $  2,184,828
Gross Profit          $  1,192,099   $    987,324   $  1,073,934   $    844,735
Loss from operations  $ (1,263,690)  $ (1,502,173)  $   (950,130)  $ (1,146,567)
Net Loss              $ (1,307,071)  $ (1,697,853)  $ (1,092,019)  $ (1,235,670)
Loss Per share        $       (.02)  $       (.02)  $       (.02)  $       (.02)

    Fiscal 2001
Revenues              $  1,512,817   $  1,853,450   $  2,408,816   $  2,391,493
Gross Profit          $    469,620   $    848,532   $    652,398   $     45,667
Loss from operations  $ (1,255,938)  $   (569,209)  $   (591,577)  $ (2,160,855)
Net Loss              $ (1,341,274)  $   (642,892)  $   (692,873)  $ (4,093,668)
Loss Per share        $       (.02)  $       (.02)  $       (.01)  $       (.06)


The financial statements identified in Item 13 are filed as part of this Annual Report on Form 10-K.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On August 19, 2002, Rentech dismissed BDO Seidman LLP as our independent public accountants and engaged Ehrhardt Keefe Steiner & Hottman P.C. to serve as our independent certified public accountants for fiscal 2002. The decision to change independent public accountants was recommended by the Audit Committee and approved by our Board of Directors.

         BDO Seidman's reports on our consolidated financial statements for each of the fiscal years ended 2000 and 2001 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

         During the fiscal years ended 2000 and 2001, and through August 19, 2002, there were no disagreements with BDO Seidman on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to BDO Seidman's satisfaction, would have caused them to make reference to the subject matter in connection with their report on our consolidated financial statements for such years; and there were no reportable events as defined in item 304(a)(1)(v) of Regulation S-K.

         Rentech provided both BDO Seidman and Ehrhardt Keefe Steiner & Hottman with a copy of the foregoing disclosures.

         During the fiscal years ended 2000 and 2001 and through the date of our decision, Rentech did not consult Ehrhardt Keefe Steiner & Hottman with respect to the application of accounting principles to a specified transaction either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.



                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information concerning our directors and executive officers:

                                                                     Term of
                                                                     Service          Term as
                                                                     as an Officer    Director
Name                     Positions Held                              or Director      Expires
----                     --------------                              -----------      -------
John J. Ball(1)          Director                                    1998 to date     2003
Charles B. Benham        Vice President - Research and
                         Development                                 1981 to date      ---
Mark S. Bohn             Vice President - Engineering                1998 to date      ---
Ronald C. Butz(2)        Vice President, Chief Operating Officer,
                         Secretary & Director                        1984 to date      2004
Jack P. Diesel(1)        Director                                    1998 to date      2005
Jim D. Fletcher          General Manager, Petroleum Mud
                         Logging, Inc.                               1999 to date      ---
Frank L. Livingston      Vice President and General Manager,
                         OKON, Inc.                                  1997 to date      ---
Gary A. Roberts          President, REN Corporation                  2001 to date      ---
James P. Samuels         Vice President - Finance, Treasurer,
                         Chief Financial Officer                     1996 to date      ---
Douglas L. Sheeran(3)    Director                                    1998 to date      2004
Erich W. Tiepel(1)(3)    Director                                    1983 to date      2003
Dennis L. Yakobson(4)    President, Chief Executive Officer,
                         & Chairman of the Board                     1981 to date      2005
---------------

(1)      Member of audit committee.
(2)      Director since 1984 and officer since 1989.
(3)      Member of compensation committee.
(4)      President since 1983.


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

         Gary A. Roberts, President, REN Corporation--

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

                           Summary Compensation Table

                                                             Long-Term Compensation
                                                             ----------------------
                         Annual Compensation                 Awards                      Payouts
                         -------------------                 ------                      -------
(a)                  (b)    (c)        (d)        (e)        (f)          (g)            (h)        (i)
                                                  Other
Name and                                          Annual     Restricted   Securities                All Other
Principal                              (1)        Compen-    Stock        Underlying     LTIP       Compen-
Position             Year   Salary     Bonus      sation     Award(s)     Options/SARs   Payouts    sation
--------             ----   ------     -----      ------     --------     ------------   -------    ------
                            ($)        ($)        ($)        ($)          (#)            ($)        ($)

Dennis L. Yakobson   2002   $238,383       --       --         --         95,000            --         --
  Chief Executive    2001   $235,437       --       --                    60,000            --         --
   Officer (2)       2000   $224,950   $120,147     --         --           --              --         --


Ronald C. Butz       2002   $211,294       --       --         --         95,000            --         --
  Chief Operating    2001   $208,683       --       --         --         60,000            --         --
  Officer(3)         2000   $199,388   $ 88,147     --         --           --              --         --

Charles B. Benham    2002   $150,948                --                    90,000            --         --
  Vice President -   2001   $148,483       --       --                    50,000            --         --
  Research &         2000   $141,842   $ 43,046     --         --           --              --         --
  Development(4)

Mark S. Bohn         2002   $150,948       --       --         --         40,000            --         --
  Vice President -   2001   $147,550       --       --         --         50,000            --         --
  Engineering(5)     2000   $132,512   $ 43,046     --         --           --              --         --

James P. Samuels     2002   $149,865       --       --         --         80,000            --         --
  Chief Financial    2001   $146,501       --       --         --         50,000            --         --
  Officer(6)         2000   $140,031   $ 52,884     --         --           --              --         --
--------------------


(1) After payment of personnel income tax obligations on these sums, the recipients individually elected to invest all their net bonus amounts in Rentech by exercising stock options.
(2) Of this amount, $64,300, $43,314, and $42,910 were non-funded deferred compensation as of September 30, 2002, 2001, and 2000, respectively, with a balance of non-funded deferred compensation as of September 30, 2002 of $209,490.
(3) Of this amount, $54,622, $32,936 and $31,613 were non-funded deferred compensation as of September 30, 2002, 2001, and 2000, respectively, with a balance of non-funded deferred compensation as of September 30, 2002 of $156,646.
(4) Of this amount, $17,017 was non-funded deferred compensation as of September 30, 2002, with a balance of non-funded deferred compensation as of September 30, 2002 of $22,080.
(5) Of this amount, $17,107 was non-funded deferred compensation as of September 30, 2002, with a balance of non-funded deferred compensation as of September 30, 2002 of $22,080.
(6) Of this amount, $16,985 was non-funded deferred compensation as of September 30, 2002, with a balance of non-funded deferred compensation as of September 30, 2002 of $8,740.


OPTION/SAR GRANTS

         The following table sets forth information with respect to the named executives concerning the grant of stock options and/or limited SARs during the last fiscal year:


                     Option/SAR Grants in Last Fiscal Year*


                       Individual Grants                                            Grant Date Value
----------------------------------------------------------------------------------------------------
(a)                    (b)             (c)             (d)           (e)            (f)
                       Number of       % of Total                                   Grant
                       Securities      Options/SARs                                 Date
                       Underlying      Granted to      Exercise or                  Present
                       Options/SARs    Employees in    Base Price    Expiration     ValueName
                       Granted (#)     Fiscal Year     ($/Sh)        Date

Dennis L. Yakobson     25,000          9.0%            $0.47         01/17/2007     $0.47
                       70,000                          $0.41         07/10/2007     $0.41
Ronald C. Butz         25,000          9.0%            $0.47         01/17/2007     $0.47
                       70,000                          $0.41         07/10/2007     $0.41
Charles B. Benham      20,000          8.5%            $0.47         01/17/2007     $0.47
                       70,000                          $0.41         07/10/2007     $0.41
Mark S. Bohn           20,000          8.5%            $0.47         01/17/2007     $0.47
                       20,000                          $0.41         07/10/2007     $0.41
James P. Samuels       20,000          7.6%            $0.47         01/17/2007     $0.47
                       60,000                          $0.41         07/10/2007     $0.41

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


Aggregated  Option/SAR  Exercises  in Last  Fiscal  Year and  FY-End  Option/SAR
Values:

(a)                    (b)           (c)            (d)               (e)
                                                    Number of
                                                    Securities        Value of
                                                    Underlying        Unexercised
                                                    Unexercised       In-the-Money
                       Shares                       Options/SARs      Options/SARs
                       Acquired                     at FY-End(#)      at FY-End
                       On Exercise   Value          Exercisable/      Exercisable/
Name                   (#)           Realized ($)   Unexercisable     Unexercisable ($)
---------------------------------------------------------------------------------------
Dennis L. Yakobson     60,000        $ 17,675       210,000(1)        $ 14,650
Ronald C. Butz              0        $      0       210,000(1)          14,650
Charles B. Benham      60,000        $ 17,675       190,000(1)          14,100
Mark S. Bohn           60,000        $ 17,675       140,000(1)           5,600
James P. Samuels      220,000        $ 69,400       180,000(1)          12,400

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


401(k) PLAN

         We have a 401(k) plan. Employees who are at least 21 years of age are eligible to participate in the plan and share in the employer matching contribution. The employer is currently matching 75% of the first 6% of the participant's salary deferrals. All participants who have completed 1,000 hours of service and who are employed on the last day of the plan year are eligible to share in the non-matching employer contributions. Employer matching and non-matching contributions vest immediately in years in which the plan is not top heavy. During years in which the plan is top heavy, employer matching and non-matching contributions vest 100% after three years of service. We contributed $134,094, $120,238 and $26,421 to the plan for the years ended September 30, 2002, 2001, and 2000.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

         The following table provides  information as of September 30, 2002 with
respect  to  our   compensation   plans,   including   individual   compensation
arrangements, under which our equity securities are authorized for issuance.

                              (a)                  (b)              (c)
                              -----------------    -----------      ------------
                                                                    Number of
                                                                    securities
                                                                    remaining
                                                                    available
                                                                    for future
                                                   Weighted-        issuance
                              Number of            average          under equity
                              securities to be     exercise         compensation
                              issued upon          price of         plans
                              exercise of          outstanding      (excluding
                              outstanding          options,         securities
                              options, warrants    warrants         reflected in
Plan category                 and rights           and rights       column (a))
------------------------      ---------------      ----------       ----------
Equity compensation
plans approved by
security holders              1,158,000            $0.70            430,000

Equity compensation
plans not approved by
security holders(1)(2)(3)     1,917,000            $0.77            0

Total                         3,075,000            $0.74            430,000
----------------
(1) Includes stock options to purchase 1,134,000 shares of common stock issued as compensation to employees pursuant to individual grants that were approved by the board of directors. These options may be exercised for terms of five years from the dates of the grants. The exercise prices payable in cash upon exercise of the options are the market value of our stock on the day of the respective grants.

(2) Includes stock options to purchase 88,000 shares of common stock issued to employees pursuant to the 2003 Stock Option Plan, described in Note 11 to our Consolidated Financial Statements attached to this report.

(3) Includes stock options to purchase 695,000 shares of common stock issued to consultants pursuant to individual compensation arrangements. These stock options have expiration dates ranging between three and five years from the dates of the grants. The exercise prices of these options range between $0.55 and $1.25 per share, and are not based on the market value of our stock on the day of the respective grants.

         The following table sets forth certain information as of December 17, 2002 by (i) all persons who own of record or are known to the Company to beneficially own more than 5% of the issued and outstanding shares of the Company's voting securities and (ii) by each director, each director nominee, each of the executive officers named in the tables under "Executive Compensation" and by all executive officers and directors as a group:


                                                 Amount
                                                 and
                  Name and Address of            Nature of
                  -------------------            Beneficial            Percent
Title of Class    Beneficial Owner(1)(2)         Ownership(3)          of Class
--------------    ----------------               ---------             --------
Common            C. David Callaham(4)           4,120,700(5)           5.7%
Common            John J. Ball (6)               175,000                *
Common            Charles B. Benham              846,320                1.2%
Common            Mark S. Bohn                   856,710                1.2%
Common            Ronald C. Butz(7)              775,031                1.1%
Common            John P. Diesel                 250,000                *
Common            James P. Samuels               728,500                1.0%
Common            Douglas L. Sheeran             340,850                *
Common            Erich W. Tiepel                635,125                *
Common            Dennis L. Yakobson(8)          965,824                1.3%
                  All Directors and
                  Executive Officers
                  as a Group (9 persons)         5,573,360              7.7%
---------------
         *Less than 1%.

(1) Except as otherwise noted and subject to applicable community property laws, each stockholder has sole voting and investment power with respect to the shares beneficially owned. The business address of each director and executive officer is c/o Rentech, Inc., 1331 17th Street, Suite 720, Denver, CO 80202.
(2) Shares of common stock subject to options that are exercisable within 60 days of the date of this Annual Report on Form 10-K are deemed outstanding for purposes of computing the percentage ownership of such person, but are not deemed outstanding for purposes of computing the percentage ownership of any other person. The following shares of common stock subject to stock options are included in the table: John
         J. Ball - 100,000; Charles B. Benham - 190,000; Mark S. Bohn - 140,000;
         Ronald C. Butz - 210,000; John P. Diesel - 100,000; James P. Samuels - 180,000; Douglas L. Sheeran - 100,000; Erich W. Tiepel - 140,000;
         Dennis L. Yakobson - 210,000.
(3) Information with respect to beneficial ownership is based upon information furnished by each stockholder or contained in filings with the Securities and Exchange Commission.
(4)      Mr. Callaham's address is 10804 N.E. Highway 99, Vancouver, WA 98686.
(5) Includes 415,350 shares of common stock underlying stock purchase warrants.
(6) Includes 2,000 shares of common stock held by Mr. Ball's wife, as to which Mr. Ball disclaims beneficial ownership.
(7) Does not include 237,432 shares of common stock held by Mr. Butz's wife, as to which Mr. Butz disclaims beneficial ownership.
(8) Includes 8,000 shares of common stock held by Mr. Yakobson's wife, as to which Mr. Yakobson disclaims beneficial ownership.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         For the year ended September 30, 2002, we incurred $10,000 in consulting services which were paid to a director of the Company. As of September 30, 2001 we owed an officer of the Company $30,600. This payable did not bear interest and was repaid during fiscal 2002.

         On January 7, 2000, we and Republic Financial Corporation, through Sand Creek Energy, LLC (SCE), purchased the Sand Creek methanol plant. The owner of the facility is SCE, which is 50 percent owned by our subsidiary, Rentech Development Corporation, and 50 percent owned by RFC Sand Creek Development, LLC., a wholly-owned subsidiary of Republic. In connection with the acquisition of the Sand Creek plant, SCE assumed certain commitments with third parties. We and Republic jointly and severally guarantee the full and punctual performance and payment by SCE of all SCE's obligations with respect to the Sand Creek plant. Our aggregate liability under this guaranty is not to exceed $1,000,000.

         For the year ended September 30, 2002 and 2001, we contributed $248,820 and $372,794 to SCE and have recognized $252,013 and $386,047 related to our equity in SCE's loss. Also, as of September 30, 2002 and 2001, we have a receivable due from SCE in the amount of $17,966 and $69,293.

                                     PART IV

ITEM 14. CONTROLS AND PROCEDURES

         Rentech's chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended) within 90 days of the filing date of this Form 10-K (the Evaluation Date). Based on that evaluation, they concluded that, as of the Evaluation Date, Rentech had sufficient procedures for recording, processing, summarizing and reporting information that is required to be disclosed in its reports under the Securities Exchange Act of 1934, as amended.

         Since the Evaluation Date, there have not been any significant changes to Rentech's internal controls or other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K

(a)      Financial Statements
         See Index to Financial Statements and Schedule at page F-1.

(b)      Reports on Form 8-K
         Current Report on Form 8-K filed on November 12, 2002.

(c)      Exhibits Required by Item 601 of Regulation S-K See Index to Exhibits.

(d)      Financial Statement Schedules
         See Index to Financial Statements and Schedules at page F-1.

                                   Signatures

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  RENTECH, INC.


                                      /s/ Dennis L. Yakobson
                                     -------------------------------------------
Date:  December 23, 2002             Dennis L. Yakobson, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                      /s/ Dennis L. Yakobson
                                     -------------------------------------------
Date:  December 23, 2002             Dennis L. Yakobson, President, Chief
                                     Executive Officer and Director


                                      /s/ Ronald C. Butz
                                     -------------------------------------------
Date:  December 23, 2002             Ronald C. Butz, Chief Operating Officer,
                                     Vice President, Secretary and Director


                                      /s/ James P. Samuels
                                     -------------------------------------------
Date:  December 23, 2002             James P. Samuels, Vice President - Finance,
                                     Chief Financial Officer


                                      /s/ John J. Ball
                                     -------------------------------------------
Date:  December 23, 2002             John J. Ball, Director


                                     /s/ John P. Diesel
                                     -------------------------------------------
Date:  December 23,  2002            John P. Diesel, Director


                                      /s/ Douglas L. Sheeran
                                     -------------------------------------------
Date:  December 23, 2002             Douglas L. Sheeran, Director


                                      /s/ Erich W. Tiepel
                                     -------------------------------------------
Date:  December 23,  2002            Erich W. Tiepel, Director

                                  CERTIFICATION

I, Dennis L. Yakobson, certify that:

1.       I have reviewed this annual report on Form 10-K of Rentech, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c)  presented  in  this  annual  report  our   conclusions   about  the
         effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 23, 2002                     /s/ Dennis L. Yakobson
                                            -----------------------------
                           Signature:       Dennis L. Yakobson
                           Title:           Chief Executive Officer

                                  CERTIFICATION

I, James P. Samuels, certify that:

1.       I have reviewed this annual report on Form 10-K of Rentech, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c)  presented  in  this  annual  report  our   conclusions   about  the
         effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December 23, 2002                    /s/ James P. Samuels
                                            ----------------------------
                           Signature:       James P. Samuels
                           Title:           Chief Financial Officer

                                  EXHIBIT INDEX

2.1 Stock Purchase Agreement dated August 1, 2001 between Rentech and Ren Corporation (incorporated by reference to the exhibits to Rentech's Annual Report on Form 10-K for the fiscal year ended September 30,
         2001).

3.1 Restated and Amended Articles of Incorporation, dated January 4, 1991 (incorporated by reference to the exhibits to Amendment No. 2 to Rentech's Registration Statement No. 33-378150-D on Form S-18).

3.2 Articles of Amendment dated April 5, 1991 to the Restated and Amended Articles of Incorporation (incorporated by reference to the exhibits to Rentech's Current Report on Form 8-K dated August 10, 1993 filed with the Securities and Exchange Commission).

3.3      Articles  of   Amendment   dated   January  26,  1998  to  Articles  of
         Incorporation-Preferences, Limitations and Relative Rights of Convertible Stock, Series 1998-B of Rentech, Inc. (incorporated by reference to Exhibit No. 3.(I).2 to Rentech's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on January 13,
         1999).

3.4 Articles of Amendment dated December 4, 1998 to Articles of Incorporation-Designation, Preferences and Rights of Series 1998-C Participating Cumulative Preference Stock of Rentech, Inc. pertaining to Rentech's Shareholder Rights Plan (incorporated by reference to Exhibit No. 3.(I).4 to Rentech's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on January 13, 1999).

3.5 Bylaws dated January 19, 1999 (incorporated by reference to Exhibit No. 3.(ii) to Rentech's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on January 12, 2000).

4.1 Shareholder Rights Plan dated November 10, 1998 (incorporated by reference to the exhibits to Rentech's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 19, 1998).

4.2 Form of Warrant issued to investors in the 1999 private placement of securities (incorporated by reference to Exhibit No. 4.2 to Rentech's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on January 12, 2000).

10.1 1990 Stock Option Plan (incorporated by reference to the exhibits to Rentech's Registration Statement No. 33-37150-D on Form S-18.)


10.2 1994 Stock Option Plan (incorporated by reference to the exhibits to Post-Effective Amendment No. 5 to Rentech's Registration Statement No. 33-37150-D Form S-18 on Form SB-2).

10.3 1996 Stock Option Plan (incorporated by reference to the exhibits to Rentech's Current Report on Form 8-K dated December 18, 1996).

10.4 1998 Stock Option Plan (incorporated by reference to the exhibits to Rentech's Registration Statement No. 333-95537 on Form S-8).

10.5     2001 Stock Option Plan.

10.6     2003 Stock Option Plan.

10.7     Employment   Contract  with   executive   officer  of  subsidiary   Ren
         Corporation (incorporated by reference to Exhibit 10.6 to Rentech's Annual Report on Form 10-K for the year ended September 30, 2001).

10.8 License Agreement with Texaco Natural Gas, Inc. dated October 8, 1998 (incorporated by reference to Exhibit 10.10 to Rentech's Annual Report on Form 10-KSB for the year ended September 30, 1998).

10.9 Technical Services Agreement dated June 14, 1999 between Rentech and Texaco Energy Systems, Inc. (incorporated by reference to Exhibit 10.7 to Rentech's Annual Report on Form 10-K for the year ended September 30, 2001)

10.10 Services Contract with Wyoming Business Council dated January 30, 2001 (incorporated by reference to Exhibit No. 10.9 to Rentech's Amendment Two to Registration Statement No. 333-85682 on Form S-3/A).

10.11 Marketing Agreement with Comart dated July 22, 2000 (incorporated by reference to Exhibit No. 10.10 to Rentech's Amendment No. Two to Registration Statement No. 333-85682 on Form S-3/A).

10.12 Letter Agreement with BC Projectos dated March 4, 1999 (incorporated by reference to Exhibit No. 10.11 to Rentech's Amendment No. Two to Registration Statement No. 333-85682 on Form S-3/A).

10.13 Letter of Intent with Pertamina dated October 2, 2001 (incorporated by reference to Exhibit No. 10.12 to Rentech's Amendment No. Two to Registration Statement No. 333-85682 on Form S-3/A).

10.14    Letter  of  Intent   with   Oroboros  AB  dated   September   29,  1999
         (incorporated by reference to Exhibit No. 10.13 to Rentech's Amendment No. Two to Registration Statement No. 333-85682 on Form S-3/A).

10.15 Memorandum of Understanding with GTL Bolivia, S.A. dated June 22, 2001 (incorporated by reference to Exhibit No. 10.14 to Rentech's Amendment No. Two to Registration Statement No. 333-85682 on Form S-3/A).

10.16 Memorandum of Understanding with Jacobs Engineering U.K. Limited dated July 15, 1999 (incorporated by reference to Exhibit No. 10.15 to Rentech's Amendment No. Two to Registration Statement No. 333-85682 on Form S-3/A).

10.17 Agreement with Petrie Parkman & Co. dated May 10, 2001 (incorporated by reference to Exhibit No. 10.16 to Rentech's Amendment No. Two to Registration Statement No. 333-85682 on Form S-3/A).

10.18 Employment Agreement with Charles B. Benham (incorporated by reference to Exhibit No. 10.18 to Rentech's Amendment No. Two to Registration Statement No. 333-85682 on Form S-3/A).

10.19 Employment Agreement with Mark S. Bohn (incorporated by reference to Exhibit No. 10.19 to Rentech's Amendment No. Two to Registration Statement No. 333-85682 on Form S-3/A).

10.20 Employment Agreement with Ronald C. Butz (incorporated by reference to Exhibit No. 10.20 to Rentech's Amendment No. Two to Registration Statement No. 333-85682 on Form S-3/A).

10.21 Employment Agreement with James P. Samuels (incorporated by reference to Exhibit No. 10.21 to Rentech's Amendment No. Two to Registration Statement No. 333-85682 on Form S-3/A).

10.22 Employment Agreement with Dennis L. Yakobson (incorporated by reference to Exhibit No. 10.22 to Rentech's Amendment No. Two to Registration Statement No. 333-85682 on Form S-3/A).

21       Subsidiaries of Rentech Inc.

23       Consent of Independent Certified Public Accountants.

99 Letter of Intent between Rentech, Inc. and ITN Energy Systems, Inc. dated October 17, 1996 (incorporated by reference to the exhibits to Registrant's Current Report on Form 8-K/A dated November 7, 1996).

                         RENTECH, INC. AND SUBSIDIARIES




                                Table of Contents
                                -----------------

                                                                           Page
                                                                           ----

Independent Auditors' Report...............................................F - 2

Consolidated Financial Statements

         Consolidated Balance Sheets.......................................F - 3

         Consolidated Statements of Operations.............................F - 5

         Consolidated Statement of Stockholders' Equity....................F - 6

         Consolidated Statements of Cash Flows.............................F - 8

Notes to Consolidated Financial Statements................................F - 11

                          INDEPENDENT AUDITORS' REPORT



Stockholders and Board of Directors
Rentech, Inc.
Denver, Colorado


We have audited the accompanying consolidated balance sheets of Rentech, Inc. and Subsidiaries (the "Company") as of September 30, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2002 and 2001 and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has experienced circumstances, which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                             Ehrhardt Keefe Steiner & Hottman PC
December 18, 2002
Denver, Colorado


                                  RENTECH, INC.

                           Consolidated Balance Sheets


                                                                            September 30,
                                                                     -------------------------
                                                                         2002          2001
                                                                     -----------   -----------
                                     Assets
Current assets
   Cash                                                              $ 1,032,920   $   893,452
   Restricted cash                                                       500,000          --
   Accounts receivable, net of $12,000 (2002) and $7,325 (2001)
    allowance for doubtful accounts (Note 17)                          1,436,886     1,745,838
   Costs and estimated earnings in excess of billings (Note 13)          788,727        73,020
   Stock subscription receivable (Note 11)                                76,186       250,000
   Note receivable (Note 6)                                                 --         191,779
   Other receivables                                                      65,494        52,706
   Receivable from related party (Note 7)                                 17,966        69,293
   Inventories (Note 3)                                                  757,393       738,238
   Prepaid expenses and other current assets                             253,646       309,064
                                                                     -----------   -----------
         Total current assets                                          4,929,218     4,323,390
                                                                     -----------   -----------

Property and equipment, net (Note 4)                                   4,120,915     4,388,776

Other assets
   Licensed technology, net of accumulated amortization of
    $2,077,528 (2002) and $1,848,747 (2001)                            1,353,621     1,582,402
   Capitalized software costs, net of accumulated amortization of
    $552,386 (2002) and $236,429 (2001)                                  395,306       711,263
   Goodwill, net of accumulated amortization of $400,599 (2002)
    and $400,599 (2001) (Notes 2 and 14)                               1,281,807     1,511,368
   Production backlog, net of accumulated amortization of
    $166,117 (2002) and $27,762 (2001)                                      --         138,355
   Non-compete agreement, net of accumulated amortization of
    $38,500 (2002) and $5,432 (2001)                                     124,001       157,069
   Investment in INICA, Inc. (Note 5)                                  3,079,107     3,079,107
   Technology rights, net of accumulated amortization of $143,873
    (2002) and $115,098 (2001)                                           143,873       172,648
   Note and other receivable from related party (Notes 2 and 12)         571,394          --
   Deposits and other assets, net of $0 (2002) and $167,206 (2001)
    allowance for doubtful accounts                                      163,986        51,077
                                                                     -----------   -----------
         Total other assets                                            7,113,095     7,403,289
                                                                     -----------   -----------

                                                                     $16,163,228   $16,115,455
                                                                     ===========   ===========

(Continued on following page.)

                See notes to consolidated financial statements.


                                  RENTECH, INC.

                           Consolidated Balance Sheets

(Continued from previous page.)
                                                                                    September 30,
                                                                            ----------------------------
                                                                                 2002            2001
                                                                            ------------    ------------
                      Liabilities and Stockholders' Equity
Current liabilities
   Accounts payable                                                         $    886,254    $    883,255
   Billings in excess of costs and estimated earnings (Note 13)                  144,785         130,930
   Payable to related party (Note 20)                                               --            30,600
   Accrued payroll and benefits                                                  201,191         190,530
   Deferred compensation (Note 12)                                               419,036         346,000
   Accrued liabilities                                                           508,276         436,017
   Other liability (Note 12)                                                     326,000          --
   Contract liability (Note 19)                                                     --           750,000
   Lines of credit payable (Note 10)                                           1,493,839            --
   Current portion of long-term debt (Note 8)                                    127,103         143,863
   Current portion of long-term convertible debt to stockholders (Note 9)         47,048            --
                                                                            ------------    ------------
         Total current liabilities                                             4,153,532       2,911,195
                                                                            ------------    ------------

Long-term liabilities
   Long-term debt, net of current portion (Note 8)                             1,078,403       1,147,773
   Long-term convertible debt to stockholders, net of current portion
    (Note 9)                                                                   2,177,292            --
   Lessee deposits                                                                 7,485           7,485
   Investment in Sand Creek (Note 7)                                               5,864           2,669
                                                                            ------------    ------------
         Total long-term liabilities                                           3,269,044       1,157,927
                                                                            ------------    ------------
         Total liabilities                                                     7,422,576       4,069,122
                                                                            ------------    ------------

Minority interest (Note 2)                                                       296,710         309,632
                                                                            ------------    ------------

Commitments and contingencies (Notes 1, 7, 12 and 19)

Stockholders' equity (Note 11)
   Series A convertible preferred stock - $10 par value; 200,000 shares authorized; 200,000 shares issued and no shares outstanding; $10 per
    share liquidation value                                                         --              --
   Series B convertible preferred stock - $10 par value; 800,000 shares authorized; 691,664 and 641,664 shares issued and no and 27,778 shares outstanding; $10 per share liquidation value $277,780 in the
    aggregate)                                                                      --           277,780
   Series C participating cumulative preferred stock - $10 par value;
    500,000 shares authorized; no shares issued and outstanding                     --              --
   Common stock - $.01 par value; 100,000,000 shares authorized;
    71,790,667 and 66,665,631 shares issued and outstanding                      717,907         666,653
   Additional paid-in capital                                                 38,629,676      36,384,562
   Unearned compensation                                                            --           (21,266)
   Accumulated deficit                                                       (30,903,641)    (25,571,028)
                                                                            ------------    ------------
         Total stockholders' equity                                            8,443,942      11,736,701
                                                                            ------------    ------------

                                                                            $ 16,163,228    $ 16,115,455
                                                                            ============    ============

                See notes to consolidated financial statements


                                 RENTECH, INC.

                      Consolidated Statements of Operations


                                                                   For the Years Ended
                                                                       September 30,
                                                       --------------------------------------------
                                                            2002            2001            2000
                                                       ------------    ------------    ------------
Revenues (Notes 16 and 17)
   Product sales                                       $  1,927,854    $  2,367,689    $  2,096,159
   Service revenues                                       7,392,481       5,558,887       2,710,448
   Royalty income                                           240,000         240,000         260,000
                                                       ------------    ------------    ------------
         Total revenues                                   9,560,335       8,166,576       5,066,607
                                                       ------------    ------------    ------------

Cost of sales
   Product sales                                            932,677       1,124,951       1,029,812
   Service costs                                          4,401,566       4,464,800       2,104,584
   Research and development contract costs (Note 19)        128,000         560,608            --
                                                       ------------    ------------    ------------
         Total cost of sales                              5,462,243       6,150,359       3,134,396
                                                       ------------    ------------    ------------

Gross profit                                              4,098,092       2,016,217       1,932,211

Operating expenses
   General and administrative expense                     7,327,898       5,591,046       4,776,431
   Depreciation and amortization                            889,831         798,167         444,908
   Research and development                                 742,923         204,583         515,261
                                                       ------------    ------------    ------------
         Total operating expenses                         8,960,652       6,593,796       5,736,600
                                                       ------------    ------------    ------------

Loss from operations                                     (4,862,560)     (4,577,579)     (3,804,389)
                                                       ------------    ------------    ------------

Other income (expenses)
   Loss on investment (Note 6)                                 --        (1,842,135)           --
   Equity in loss of investee (Note 7)                     (252,013)       (386,047)       (276,585)
   Interest income                                           36,468         121,509         135,443
   Interest expense                                        (267,618)       (108,166)       (136,833)
   Gain (loss) on disposal of fixed assets                      189            --           (17,031)
                                                       ------------    ------------    ------------
         Total other income (expense)                      (482,974)     (2,214,839)       (295,006)
                                                       ------------    ------------    ------------

Minority interest in subsidiary's net loss                   12,921          21,711            --
                                                       ------------    ------------    ------------

Net loss                                                 (5,332,613)     (6,770,707)     (4,099,395)

Dividend requirements on convertible preferred stock
 (Note 11)                                                  136,932         483,599          89,611
                                                       ------------    ------------    ------------

Loss applicable to common stockholders                 $ (5,469,545)   $ (7,254,306)   $ (4,189,006)
                                                       ============    ============    ============

Basic and diluted loss per common share                $       (.08)   $       (.11)   $       (.07)
                                                       ============    ============    ============

Basic and diluted weighted-average number of common
 shares outstanding                                      69,987,685      64,807,168      57,532,816
                                                       ============    ============    ============

                See notes to consolidated financial statements


                                  RENTECH, INC.

                 Consolidated Statements of Stockholders' Equity


                                                            Convertible Preferred Stock
                                            ---------------------------------------------------------
                                                      Series A                     Series B                       Common Stock
                                            ---------------------------   ---------------------------   ---------------------------
                                               Shares         Amount         Shares         Amount         Shares         Amount
                                            ------------   ------------   ------------   ------------   ------------   ------------
Balance, September 30, 1999                         --     $       --          133,332   $  1,333,320     49,272,747   $    492,725
Common stock and stock options issued
  for cash net of offering costs of $603,049
  (Note 11)                                         --             --             --             --        8,428,334         84,283
Common stock issued for cash on options
  and warrants exercised (Note 11)                  --             --             --             --        2,324,527         23,245
Common stock issued for deposit on
  business acquisition (Notes 2 and 11)             --             --             --             --          200,000          2,000
Common stock issued for services                    --             --             --             --          100,000          1,000
Common stock issued for prepaid
  expenses                                          --             --             --             --          100,000          1,000
Common stock issued for commissions on
  business acquisition (Note 11)                    --             --             --             --           60,000            600
Preferred stock issued for cash, net of
  offering costs of $16,660 (Note 11)               --             --           16,666        166,660          --           (16,660)
Preferred stock and $46,680 in dividends
  redeemed for cash (Note 11)                       --             --          (23,832)      (238,320)          --             --
Common stock issued for conversion of
  preferred stock and $22,731 in dividends
  (Note 11)                                         --             --         (126,166)    (1,261,660)     2,338,620         23,387
Stock options granted for services
  (Note 11)                                         --             --             --             --             --             --
Stock options granted to employees for
  services                                          --             --             --             --             --             --
Deemed dividends on preferred stock of
  $20,200                                           --             --             --             --             --             --
Net loss                                            --             --             --             --             --             --
                                            ------------   ------------   ------------   ------------   ------------   ------------


                                             Additional                                     Total
                                              Paid-in        Unearned      Accumulated   Stockholders'
                                              Capital      Compensation      Deficit        Equity
                                            ------------   ------------   ------------   ------------

Balance, September 30, 1999                 $ 23,935,679   $       --     $(14,700,926)  $ 11,060,798
Common stock and stock options issued
  for cash net of offering costs of $603,049
  (Note 11)                                    5,844,668           --             --        5,928,951
Common stock issued for cash on options
  and warrants exercised (Note 11)               999,717           --             --        1,022,962
Common stock issued for deposit on
  business acquisition (Notes 2 and 11)          398,000           --             --          400,000
Common stock issued for services                  52,120           --             --           53,120
Common stock issued for prepaid
  expenses                                        52,120           --             --           53,120
Common stock issued for commissions on
  business acquisition (Note 11)                  29,400           --             --           30,000
Preferred stock issued for cash, net of
  offering costs of $16,660 (Note 11)               --             --          150,000
Preferred stock and $46,680 in dividends
  redeemed for cash (Note 11)                    (46,680)          --             --         (285,000)
Common stock issued for conversion of
  preferred stock and $22,731 in dividends
  (Note 11)                                    1,275,696           --             --           37,423
Stock options granted for services
  (Note 11)                                      351,998           --             --          351,998
Stock options granted to employees for
  services                                        49,829        (49,829)          --             --
Deemed dividends on preferred stock of
  $20,200                                           --             --             --
Net loss                                            --             --       (4,099,395)    (4,099,395)
                                            ------------   ------------   ------------   ------------


                See notes to consolidated financial statements



                 Consolidated Statements of Stockholders' Equity


                                                            Convertible Preferred Stock
                                            ---------------------------------------------------------
                                                      Series A                     Series B                       Common Stock
                                            ---------------------------   ---------------------------   ---------------------------
                                               Shares         Amount         Shares         Amount         Shares         Amount
                                            ------------   ------------   ------------   ------------   ------------   ------------

Balance, September 30, 2000                         --             --             --             --       62,824,228        628,240
Common stock issued for cash, net of
 offering costs of $103,995 (Note 11)               --             --             --             --        2,000,000         20,000
Common stock issued for cash on options
 and warrants exercised (Note 11)                   --             --             --             --          518,027          5,180
Common stock issued for deposit on
 business acquisition (Notes 2 and 11)              --             --             --             --          200,000          2,000
Preferred stock issued for cash and a
 $250,000 stock subscription receivable,
 net of offering costs of $122,995
 (Note 11)                                          --             --          116,666      1,166,668           --             --
Common stock issued for conversion of
 preferred stock (Note 11)                          --             --          (88,888)      (888,888)     1,123,376         11,233
Stock options granted for services
 (Note 11)                                          --             --             --             --             --             --
Warrants for convertible preferred stock
 redeemed for cash                                  --             --             --             --             --             --
Deemed dividends on preferred stock of
 $483,599 (Note 11)                                 --             --             --             --             --             --
Net loss                                            --             --             --             --             --             --
                                            ------------   ------------   ------------   ------------   ------------   ------------
Balance, September 30, 2001                         --             --           27,778        277,780     66,665,631        666,653
Common stock issued for cash, net of
 offering costs of $122,644 (Note 11)               --             --             --             --        2,926,969         29,272
Common stock issued for options and
 warrants exercised (Note 11)                       --             --             --             --          606,474          6,065
Preferred stock issued for cash, net of
 offering costs of $25,000 (Note 11)                --             --           50,000        500,000           --             --
Common stock issued for conversion of
 preferred stock (Note 11)                          --             --          (77,778)      (777,780)     1,591,593         15,917
Stock options granted/earned for services
 (Note 11)                                          --             --             --             --             --             --
Deemed dividends on preferred stock of
 $136,932 (Note 11)                                 --             --             --             --             --             --
Net loss                                            --             --             --             --             --             --
                                            ------------   ------------   ------------   ------------   ------------   ------------

Balance, September 30, 2002                         --     $       --             --     $       --       71,790,667   $    717,907
                                            ============   ============   ============   ============   ============   ============


                                             Additional                                     Total
                                              Paid-in        Unearned      Accumulated   Stockholders'
                                              Capital      Compensation      Deficit        Equity
                                            ------------   ------------   ------------   ------------

Balance, September 30, 2000                   32,925,887        (49,829)   (18,800,321)    14,703,977
Common stock issued for cash, net of
 offering costs of $103,995 (Note 11)          1,776,005           --             --        1,796,005
Common stock issued for cash on options
 and warrants exercised (Note 11)                530,820           --             --          536,000
Common stock issued for deposit on
 business acquisition (Notes 2 and 11)           242,000           --             --          244,000
Preferred stock issued for cash and a
 $250,000 stock subscription receivable,
 net of offering costs of $122,995
 (Note 11)                                      (122,995)          --             --        1,043,673
Common stock issued for conversion of
 preferred stock (Note 11)                       877,655           --             --             --
Stock options granted for services
 (Note 11)                                       157,274         28,563           --          185,837
Warrants for convertible preferred stock
 redeemed for cash                                (2,084)          --             --           (2,084)
Deemed dividends on preferred stock of
 $483,599 (Note 11)                                 --             --             --             --
Net loss                                            --             --       (6,770,707)    (6,770,707)
                                            ------------   ------------   ------------   ------------
Balance, September 30, 2001                   36,384,562        (21,266)   (25,571,028)    11,736,701
Common stock issued for cash, net of
 offering costs of $122,644 (Note 11)          1,311,334           --             --        1,340,606
Common stock issued for options and
 warrants exercised (Note 11)                    129,338           --             --          135,403
Preferred stock issued for cash, net of
 offering costs of $25,000 (Note 11)             (25,000)          --             --          475,000
Common stock issued for conversion of
 preferred stock (Note 11)                       761,863           --             --             --
Stock options granted/earned for services
 (Note 11)                                        67,579         21,266           --           88,845
Deemed dividends on preferred stock of
 $136,932 (Note 11)                                 --             --             --             --
Net loss                                            --             --       (5,332,613)    (5,332,613)
                                            ------------   ------------   ------------   ------------

Balance, September 30, 2002                 $ 38,629,676   $       --     $(30,903,641)  $  8,443,942
                                            ============   ============   ============   ============

                See notes to consolidated financial statements


                                 RENTECH, INC.

                      Consolidated Statements of Cash Flows

                                                                              For the Years Ended
                                                                                   September 30,
                                                                     -----------------------------------------
                                                                         2002           2001           2000
                                                                     -----------    -----------    -----------
Operating activities
   Net loss                                                          $(5,332,613)   $(6,770,707)   $(4,099,395)
                                                                     -----------    -----------    -----------
   Adjustments to reconcile net loss to net cash used in operating activities
     Increase in allowance for doubtful accounts                           4,675          2,925          2,400
     Depreciation                                                        485,036        364,818        261,635
     Amortization                                                        744,936        618,340        350,352
     Loss on investment                                                     --        1,842,135           --
     Bad debt expense                                                    191,779           --             --
     Write-off of deferred offering costs                                   --          123,642           --
     Revenue recognized from contract liability                         (750,000)          --             --
     Interest income on receivable from related party                    (16,038)       (70,814)          --
     Loss on disposal of fixed assets                                        189           --           17,031
     Equity in loss of investee                                          252,013        386,047        276,585
     Minority interest in net loss of subsidiary                         (12,921)       (21,711)          --
     Common stock issued for services                                       --           53,120         53,120
     Stock options issued for services                                    88,845        185,837        351,998
     Changes in operating assets and liabilities, net of business combination
       Accounts receivable                                               304,277       (919,072)      (372,921)
       Costs and estimated earnings in excess of billings               (715,707)       203,736           --
       Other receivables and receivable from related party                38,539         31,361       (105,893)
       Inventories                                                       (19,155)      (101,534)       (27,384)
       Prepaid expenses and other current assets                         324,571        (20,749)       131,638
       Accounts payable                                                    2,999        459,780         14,190
       Billings in excess of costs and estimated earnings                 13,855         37,033           --
       Accrued liabilities, accrued payroll and other                    221,905        378,669         80,702
       Lessee deposits                                                      --           (1,763)          --
                                                                     -----------    -----------    -----------
                                                                       1,159,798      3,551,800      1,033,453
                                                                     -----------    -----------    -----------
         Net cash used in operating activities                        (4,172,815)    (3,218,907)    (3,065,942)
                                                                     -----------    -----------    -----------

Investing activities
   Purchase of property and equipment                                   (227,354)      (676,379)      (470,361)
   Proceeds from disposal of fixed assets                                  9,990           --           24,068
   Net cash used in purchase of business                                    --          (59,013)          --
   Purchase of capitalized software                                         --             --         (851,610)
   Cash used in purchase of investments                                 (248,820)      (372,794)      (464,220)
   Deposits for acquisitions                                                --             --         (273,899)
   Deposits and other assets                                            (112,909)        86,011        (10,617)
                                                                     -----------    -----------    -----------
         Net cash used in investing activities                          (579,093)    (1,022,175)    (2,046,639)
                                                                     -----------    -----------    -----------

Financing activities
   Proceeds from issuance of common stock, net of offering costs       1,456,724      2,332,005      6,951,913
   Proceeds from issuance of convertible preferred stock, net of
    offering costs                                                       500,000        793,673        150,000
   Proceeds from stock subscription receivable                           250,000           --             --
   Purchase of restricted cash                                          (500,000)          --             --
   Payment of offering costs                                            (147,644)       (75,980)       (47,662)
   Redemption of convertible preferred stock                                --           (2,084)      (285,000)
   Proceeds from contract liability                                         --          750,000           --
   Proceeds from line of credit, net                                   1,493,839           --             --
   Proceeds from long-term debt and notes payable                      2,250,000        444,951           --
   Payments on related party payable                                     (30,600)
   Payments on long-term convertible debt and notes payable             (380,943)      (624,846)      (448,037)
                                                                     -----------    -----------    -----------
         Net cash provided by financing activities                     4,891,376      3,617,719      6,321,214
                                                                     -----------    -----------    -----------

Increase (decrease) in cash                                              139,468       (623,363)     1,208,633

Cash, beginning of year                                                  893,452      1,516,815        308,182
                                                                     -----------    -----------    -----------

Cash, end of year                                                    $ 1,032,920    $   893,452    $ 1,516,815
                                                                     ===========    ===========    ===========

Continued on the following page.

                See notes to consolidated financial statements



                                 RENTECH, INC.

                      Consolidated Statements of Cash Flows

(Continued from previous page.)


                                                                               For the Years Ended
                                                                                   September 30,
                                                                     -----------------------------------------

                                                                         2002           2001           2000
                                                                     -----------    -----------    -----------
   Cash payments for interest                                        $   267,618    $   107,628    $   136,833
                                                                     ===========    ===========    ===========


The following tables summarize the purchase price and the cash used as well as the non-cash activity to acquire the 56% interest in REN in August 2001 (Note
2).

Working capital                                                     $   591,351
Property and equipment                                                  378,429
Capitalized software                                                     96,081
Goodwill                                                                504,814
Production backlog                                                      166,117
Non-compete agreement                                                   162,500
Acquired debt                                                          (153,234)
Minority interest                                                      (331,342)
                                                                    -----------
     Total purchase price                                             1,414,716
Less cash acquired                                                      (21,099)
                                                                    -----------

Total purchase price net of cash acquired                           $ 1,393,617
                                                                    ===========

The Company incurred the following in satisfactions of the $1,414,716 purchase price:

Issued 200,000 shares of its common stock in fiscal
 2000 at a market price of $2 per share for a deposit
 on business acquisition                                              $  400,000
Issued 200,000 shares of its common stock in fiscal
 2001 at a market price of $1.22 per share for a
 deposit on business acquisition                                         244,000
Converted notes receivable and interest receivable due
 from REN                                                                690,604
Paid cash                                                                 50,000
Incurred acquisition costs                                                30,112
                                                                      ----------

Total purchase price                                                  $1,414,716
                                                                      ==========

(Continued on following page.)


                See notes to consolidated financial statements


                                 RENTECH, INC.

                      Consolidated Statements of Cash Flows

(Continued from previous page.)


Excluded from the statements of cash flows were the effects of certain noncash investing and financing activities as follows:

                                                                          For the Years Ended
                                                                             September 30,
                                                                 ------------------------------------

                                                                    2002         2001         2000
                                                                 ----------   ----------   ----------
Issuance of common stock from  conversion  of
 preferred  stock and dividends                                  $  777,780   $  888,888   $1,261,660
Issuance  of  common  stock  for  deposit  on  potential
 business acquisition                                            $     --     $  244,000   $  400,000
Purchase of fixed assets financed with long-term debt            $     --     $  115,237   $     --
Issuance of common stock for stock subscription receivable       $   76,186   $     --     $     --
Issuance of convertible preferred stock for stock subscription
 receivable                                                      $     --     $  250,000   $     --
Decrease in other receivables in consideration of a
 note receivable                                                 $     --     $   16,779   $     --
Decrease in deposit for an additional investment in
 Dresser in consideration of a note receivable                         --     $  175,000   $     --
Decrease in interest  receivable on the note  receivable
 due from REN in consideration for the business
 acquisition of REN                                              $     --     $   45,891   $     --
Issuance of common stock for unearned compensation               $     --     $     --     $   49,829
Issuance of common stock for prepaid expense and
 services                                                        $  269,153   $     --     $   53,120
Issuance of common stock for acquisition of business             $     --     $     --     $   30,000
Increase in accrued liability for note receivable                $  325,795   $     --     $     --
Reclassification of goodwill to note receivable                  $  229,561   $     --     $     --
Issuance of common stock for exercise of stock
 options in partial settlement of accrued payroll                $   65,744   $     --     $     --
Issuance of stock options for services                           $   67,579   $     --     $  351,998


                See notes to consolidated financial statements

                                  RENTECH, INC.

                   Notes to Consolidated Financial Statements


Note 1 - Description of Business and Summary of Significant Accounting Policies
-------------------------------------------------------------------------------

Basis of Presentation
---------------------

Rentech, Inc. (the "Company" or "Rentech") was incorporated on December 18, 1981 in the state of Colorado to develop and market processes for conversion of low-value, carbon-bearing solids or gases into valuable liquid hydrocarbons, including high-grade diesel fuel, naphthas and waxes ("Rentech GTL Technology"). The Company's activities prior to 1994 were primarily directed toward obtaining financing, licensing its technology to third parties and completing full-scale plant processing to demonstrate the Company's technology to prospective licensees. During 1994, the Company entered into contracts to provide basic engineering design relating to the construction of plants using the Company's gas conversion technology. In March 1997 with the acquisition of the assets of OKON, Inc. ("OKON"), the Company entered into the business of manufacturing and selling water-based stains, sealers and coatings. In June 1999 with the acquisition of the assets of Petroleum Mud Logging, Inc. and Petroleum Well Logging, Inc. ("PML"), the Company entered into the oil and gas field services business of logging the progress of drilling operations for the oil and gas industry. In August 2001 with the acquisition of 56% of REN Corporation ("REN"), the Company entered into the business of manufacturing complex microprocessor controlled industrial automation systems primarily for the fluid power industry.

Management's Plans
------------------

From the Company's inception on December 18, 1981 through September 30, 2002, the Company has incurred losses in the amount of $30,903,641. For the year ended September 30, 2002, the Company recognized a $5,332,613 net loss. If the Company does not operate at a profit in the future, the Company may be unable to continue its operations at the present level.

The Company has been successful in the past in obtaining equity financing. For the years ended September 30, 2002, 2001 and 2000, the Company received net cash proceeds from the issuance of common stock of $1,456,724, $2,332,005 and $6,951,913. For the years ended September 30, 2002, 2001 and 2000, the Company has received cash proceeds from the issuance of convertible preferred stock of $500,000, $793,673 and $150,000.

In achieving its objectives as planned for fiscal 2003, the Company may issue additional Series B convertible preferred stock to existing stockholders. The Company may issue its common stock in a private placement to fund any working capital requirements should the need arise. In addition, the Company is negotiating to sell all or some of the assets of Sand Creek Energy, LLC, a company in which Rentech has a 50% interest. The Company believes that its current available cash, revenues from operations, additional equity financing and the potential sale of assets will be sufficient to meet its cash operating requirements through September 30, 2003.

                                  RENTECH, INC.

                   Notes to Consolidated Financial Statements



Note 1 - Description of Business and Summary of Significant  Accounting Policies
--------------------------------------------------------------------------------
(continued)
-----------

Principles of Consolidation
---------------------------

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents
-------------------------

The  Company  considers  highly  liquid  investments   purchased  with  original
maturities of three months or less and money market accounts to be cash equivalents.

Inventories
-----------

Inventories consist of raw materials, work-in-process and finished goods and are valued at the lower of cost (first-in, first-out) or market.

Capitalized Software
--------------------

The Company has capitalized its internal use software in accordance with Statement of Position 98-1. Capitalized software costs include fees paid to Dresser Engineering Company for software development in the amount of $851,611 and $96,081 in capitalized software costs acquired from the acquisition of REN (Note 2), net of accumulated amortization of $552,386. The Company has a 5% interest in Dresser Engineering and Constructors, Inc., which is the parent company of Dresser Engineering Company (Note 6). The capitalized software costs are being amortized over a three-year period using the straight-line method.

Licensed Technology
-------------------

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

Goodwill
--------

Goodwill, which relates to the acquisition of OKON in 1997, the acquisition of PML in 1999 and the acquisition of REN in 2001, is no longer being amortized, and is tested annually for impairment in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets.

                                  RENTECH, INC.

                   Notes to Consolidated Financial Statements



Note 1 - Description of Business and Summary of Significant  Accounting Policies
--------------------------------------------------------------------------------
(continued)
-----------

Production Backlog
------------------

In connection with the acquisition of REN in 2001 (Note 2), the Company acquired certain production backlog arising from existing sales contracts. The production backlog is being amortized over one year, the term of the contracts.

Non-Compete Agreement
---------------------

In connection with the acquisition of Ren in 2001 (Note 2), the Company entered into non-compete agreements with certain employees of REN. The non-compete agreements are being amortized over the term of the non-compete agreements of five years.

Property, Equipment, Depreciation and Amortization
--------------------------------------------------

Property and equipment is stated at cost. Depreciation and amortization expense are computed using the straight-line method over the estimated useful lives of the assets, which range from three to thirty years, except for leasehold improvements, which are amortized over the shorter of the useful life or the remaining lease term. Maintenance and repairs are expensed as incurred. Major renewals and improvements are capitalized. When property and equipment is retired or otherwise disposed of, the assets and accumulated depreciation or amortization is removed from the accounts and the resulting gain or loss is reflected in operations.

Investment in INICA, Inc.
-------------------------

The Company has a 10% investment in INICA, Inc. (Note 5). The investment is stated at cost. The investment is evaluated periodically for impairment and is carried at the lower of cost or estimated net realizable value.

Investment in Sand Creek
------------------------

The Company has a 50% investment in Sand Creek Energy, LLC. The investment is accounted for using the equity method of accounting. Under such method, the Company's proportionate share of net income (loss) is included as a separate item in the statement of operations.

Technology Rights
-----------------

Technology   rights  are  recorded  at  cost  and  are  being   amortized  on  a
straight-line method over a ten-year estimated life.

                                  RENTECH, INC.

                   Notes to Consolidated Financial Statements



Note 1 - Description of Business and Summary of Significant  Accounting Policies
--------------------------------------------------------------------------------
(continued)
-----------

Long-Lived Assets
-----------------

Long-lived assets and identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected future cash flow from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized and measured using the asset's fair value.

Accrued Liabilities
-------------------

The Company accrues significant expenses that occur during the year in order to match expenses to the appropriate period. These include audit and legal fees, as well as payroll expenses such as bonuses and vacation.

Revenue Recognition
-------------------

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

Accounting for Fixed Price Contracts
------------------------------------

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

                                  RENTECH, INC.

                   Notes to Consolidated Financial Statements



Note 1 - Description of Business and Summary of Significant  Accounting Policies
--------------------------------------------------------------------------------
(continued)
-----------

Accounting for Fixed Price Contracts (continued)
------------------------------------------------

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

Cost of Sales Expenses
----------------------

Cost of sales expenses include direct materials, direct labor, indirect labor, employee fringe benefits and other miscellaneous costs to produce water-based stains, sealers and coatings, to manufacture industrial automation systems and to complete oil and gas field services and technical services.

General and Administrative Expenses
-----------------------------------

General and administrative expenses include employee's salaries and fringe benefits, travel, consulting, occupancy, public relations and other costs incurred in each operating segment.

Research and Development Expenses
---------------------------------

Research and development expenses include direct materials, direct labor, indirect labor, employee fringe benefits and other miscellaneous costs incurred to develop and refine certain technologies employed in the respective operating segment. These costs are expensed as incurred.

Advertising Costs
-----------------

The Company recognizes advertising expense when incurred. Advertising expense was approximately $50,700, $18,500 and $9,600 for the years ended September 30, 2002, 2001 and 2000.

Income Taxes
------------

The Company accounts for income taxes under the liability method, which requires an entity to recognize deferred tax assets and liabilities. Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years.

                                  RENTECH, INC.

                   Notes to Consolidated Financial Statements



Note 1 - Description of Business and Summary of Significant  Accounting Policies
--------------------------------------------------------------------------------
(continued)
-----------

Net Loss Per Common Share
-------------------------

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

For the years ended September 30, 2002, 2001, and 2000, total stock options of 5,104,766, 8,394,300 and 7,724,300, total stock warrants of 4,140,836, 3,992,977 and 4,452,671, total Series B convertible preferred stock of 0, 505,560 and 0 and total long-term convertible debt of 4,448,680, 0 and 0 in fiscal 2002, 2001 and 2000 were not included in the computation of diluted loss per share because their effect was anti-dilutive.

Concentrations of Credit Risk
-----------------------------

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

Use of Estimates
----------------

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

                                  RENTECH, INC.

                   Notes to Consolidated Financial Statements



Note 1 - Description of Business and Summary of Significant  Accounting Policies
--------------------------------------------------------------------------------
(continued)
-----------

Fair Value of Financial Instruments
-----------------------------------

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value. Fair values of accounts receivables, other current assets, accounts payable, accrued liabilities and other current liabilities are assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value or they are receivable or payable on demand.

Long-Term Debt and Long-Term Convertible Debt
---------------------------------------------

The carrying amount of convertible debt and other debt outstanding also approximates their fair value as of September 30, 2002 and 2001, because interest rates on these instruments approximate the interest rate on debt with similar terms available to the Company.

Stock Option Plan
-----------------

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

Comprehensive Loss
------------------

Comprehensive loss is comprised of net loss and all changes to the consolidated statement of stockholders' equity except those changes made due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the years ended September 30, 2002, 2001, and 2000, the Company had no items of comprehensive loss other than net loss; therefore, a separate statement of comprehensive loss has not been presented for these periods.

                                  RENTECH, INC.

                   Notes to Consolidated Financial Statements



Note 1 - Description of Business and Summary of Significant  Accounting Policies
--------------------------------------------------------------------------------
(continued)
-----------

Recent Accounting Pronouncements
--------------------------------

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

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB No. 4, 44 and 64, Amendment of FASB No. 13, and Technical Corrections." SFAS rescinds FASB No. 4 "Reporting Gains and Losses from Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This statement also rescinds SFAS No. 44 "Accounting for Intangible Assets of Motor Carriers" and amends SFAS No. 13, "Accounting for Leases". This statement is effective for fiscal years beginning after May 15, 2002. The Company does not expect the adoption of this statement to have a material effect on the Company's financial statements.

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

In October 2002, the FASB issued SFAS No. 147 "Acquisitions of Certain Financial Institutions" SFAS No. 147 amends FASB Statements No. 72 and 144 and FASB Interpretations No. 9. The Company does not expect the adoption of this statement to have any material effect on the Company's financial statements.

                                  RENTECH, INC.

                   Notes to Consolidated Financial Statements



Note 1 - Description of Business and Summary of Significant  Accounting Policies
--------------------------------------------------------------------------------
(continued)
-----------

Recent Accounting Pronouncements (continued)
--------------------------------------------

In November 2002, the FASB published interpretation No, 45 "Guarantor's Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". The Interpretation expands on the accounting guidance of Statements No. 5, 57, and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which is being superseded. The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor's fiscal year-end. The disclosure requirements in the Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company is currently evaluating what effect the adoption of this statement will have on the Company's financial statements.

In October 2002, the FASB issued an exposure draft "Accounting for Stock-Based Compensation- Transition and Disclosure". This proposed statement would amend FASB Statement No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for an entity that voluntary changes to the fair value method of accounting for stock-based compensation. In addition, this proposed Statement would amend the disclosure provision of that Statement to require more prominent disclosure about the effects of an entity's accounting policy decisions with respect to stock-based employee compensation on reported net income. The proposed effective date for this Statement would be for fiscal years ended after December 15, 2002. The Company is currently evaluating what effect the adoption of this statement will have the Company's financial statements.

Reclassifications
-----------------

Certain reclassifications have been made to the 2001 financial statements in order for them to conform to the 2002 presentation. Such reclassifications have no impact on the Company's financial position or results of operations.

                                  RENTECH, INC.

                   Notes to Consolidated Financial Statements



Note 2 - Business Acquisition
-----------------------------

On August 1, 2001, the Company received 7,127 shares of common stock of REN, which represents a 56% majority interest, for a total purchase price of $1,414,716. REN is in the business of manufacturing complex microprocessor controlled industrial automation systems primarily for the fluid power industry. As a result of the acquisition, REN is expected to provide continued support to the strategy of the development of solidly profitable counter-cyclical non-GTL businesses. In satisfaction for the 56% interest in REN, the Company applied its $573,899 note receivable plus $116,705 in interest due from REN to the purchase, issued 400,000 shares of its common stock valued at $644,000 to REN, paid $50,000 to REN and incurred $30,112 in acquisition costs. Originally, the Company issued $644,000 of common stock as a deposit on the business acquisition. The Company issued 200,000 shares of common stock to Ren at a market price of $2 per share during fiscal 2000, and the Company issued an additional 200,000 shares of common stock to REN at a market price of $1.22 per share during fiscal 2001. As of September 30, 2000, the Company had recorded a $973,899 deposit for this acquisition. This deposit consisted of the $400,000 in shares of common stock issued to REN during fiscal 2000 and $573,899 in cash. The $973,899 deposit would have been repaid by REN in the form of a note receivable in the event that the Company did not complete the acquisition. At the date of the acquisition, REN had not satisfied certain obligations as originally contemplated by the parties. As a result, the original shareholders of REN executed a promissory note under which they agreed to assign to the Company their rights to an allocation of profits from REN until an amount of profits was allocated to the Company equal to $229,561 plus 6% accrued interest on the outstanding balance accruing on August 1, 2001. In accordance with the stock purchase agreement, this amount would be a cash payment out of future dividends that REN declares to the original shareholders. These cash payments would be provided to the Company by the original shareholders, and the investment in REN would be reduced by such payments. As of September 30, 2002, no such distributions have been made.

                                  RENTECH, INC.

                   Notes to Consolidated Financial Statements



Note 2 - Business Acquisition (continued)
-----------------------------------------

The acquisition was recorded using the purchase method of accounting by which the assets were valued at fair market value at the date of acquisition. The operating results of the acquisition have been included in the accompanying consolidated financial statements from the date of acquisition. The allocation of the purchase price was as follows:

     Current assets                                                 $ 1,186,894
     Property and equipment                                             378,429
     Capitalized software                                                96,081
     Goodwill                                                           504,814
     Production backlog                                                 166,117
     Non-compete agreement                                              162,500
     Current liabilities                                               (595,543)
     Acquired debt                                                     (153,234)
     Minority interest                                                 (331,342)
                                                                    -----------

     Total purchase price                                           $ 1,414,716
                                                                    ===========

The production backlog, non-compete agreement and the capitalized software have a weighted-average useful life of approximately 3 years. The $504,814 of goodwill was assigned to the industrial automation systems segment. For tax purposes, none of the goodwill is expected to be tax deductible.

During fiscal 2002, the Company chose to modify the purchase price allocation as per the provisions of SFAS 142. The $229,561 receivable from the original REN shareholders was reclassified from the investment in REN to a long-term note receivable from the original REN stockholders. The Company believes that this reclassification more accurately reflects the transaction as the receivable is expected to be collectible in the future. As a result of the reclassification, REN's goodwill was reduced from $504,814 to $275,253. Per the Stock Purchase Agreement, the note receivable from the original REN stockholders accrues interest at 6% per annum. Total principal and accrued interest as of September 30, 2002 was $245,599.

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

                                                                   For the Years Ended
                                                                       September 30,
                                                               ----------------------------
                                                                    2001            2000
                                                               ------------    ------------
Revenues                                                       $  8,978,147    $  5,904,720
Net loss                                                       $ (7,084,188)   $ (4,548,105)
Dividend requirements on preferred stock                       $    483,599    $     89,611
Loss applicable to common stock                                $ (7,567,787)   $ (4,637,716)
Basic and diluted loss per common share from operations        $       (.11)   $       (.08)
Basic and diluted weighted average number of common shares
outstanding adjusted for acquisition                             64,883,332      57,932,816

                                  RENTECH, INC.

                   Notes to Consolidated Financial Statements

Note 3 - Inventories
--------------------

Inventories consist of the following:
                                                              September 30,
                                                       -------------------------
                                                           2002          2001
                                                       -----------   -----------
     Finished goods                                    $    77,603   $    86,647
     Work in process                                       375,392       384,563
     Raw materials                                         304,398       267,028
                                                       -----------   -----------

                                                       $   757,393   $   738,238
                                                       ===========   ===========


Note 4 - Property and Equipment
-------------------------------

Property and equipment consist of the following:

                                              September 30,
                                       --------------------------      Useful
                                           2002           2001         Lives
                                       -----------    -----------   -----------
Land                                   $   205,428    $   205,428       --
Buildings                                1,665,497      1,586,706       30
Machinery and equipment                  2,677,894      2,317,278        5
Office furniture and equipment             450,392        689,916       3-7
Construction-in-progress                    14,000         90,961       --
Vehicles                                    91,879        113,394        3
Leasehold improvements                     316,423        316,423        5
                                       -----------    -----------
                                         5,421,513      5,320,106
Less accumulated depreciation and
amortization                            (1,300,598)      (931,330)
                                       -----------    -----------

                                       $ 4,120,915    $ 4,388,776
                                       ===========    ===========


Note 5 - Investment in INICA, Inc.
----------------------------------

On May 6, 1998, the Company and INICA, Inc. ("INICA") agreed to form a venture to design, develop and manufacture active and passive Radio Frequency Identification tags (RFID tags), which have a wide range of applications. This opportunity utilizes thin-film deposition technology developed by INICA.

                                  RENTECH, INC.

                   Notes to Consolidated Financial Statements



Note 5 - Investment in INICA, Inc. (continued)
----------------------------------------------

On May 29, 1998, the Company acquired a 10% ownership in INICA for $3,079,107. In the agreement to acquire an ownership interest in INICA, the Company agreed to repurchase its shares used as part of the purchase price if the market value falls below $0.40. As of September 30, 2002, the Company has not re-acquired any shares under this provision and the Company does not believe that there will be an obligation to re-acquire its shares in the future. The Company's 10% ownership in INICA includes a 10% ownership interest in the 33% ownership interest of INICA in Global Solar Energy LLC. The other 67% owner of Global Solar Energy LLC is Millennium Energy Holdings, Inc. ("Millennium"), a wholly owned subsidiary of UniSource Energy Corporation. Global Solar Energy LLC was established to manufacture and market flexible photovoltaic (PV) modules. The Company's investment with INICA also enabled the Company to acquire interests in other technology ventures with INICA, all of which are owned by Infinite Power Solutions, Inc. INICA owns 33% of Infinite Power Solutions and Millennium owns the other 67%. The Company and INICA have reached an agreement under which the Company would exchange its 10% ownership in INICA to a 4% ownership in Global Solar Energy LLC and a 4% ownership in Infinite Power Solutions, Inc. The exchange is subject to approval by Millenium Energy Holdings, Inc.


Note 6 - Investment in Dresser
------------------------------

On September 28, 1999, the Company issued 3,680,168 shares of its common stock for a 5% ownership in the common stock of a privately held company called Dresser Engineers & Constructors, Inc. ("Dresser"), and incurred $2,072 in acquisition costs. The Company valued its investment in Dresser based on the Company's common stock market value of $1,838,012 at the date of issuance. During March 2000, the Company paid a deposit of $175,000 plus $2,051 in additional acquisition costs to increase its ownership percentage to 10%. On September 28, 2001, the Company and Dresser reached an agreement under which the Company would not acquire the additional ownership interest as the Company would not enter into a license agreement that was both acceptable to Dresser and the Company. The Company and Dresser entered into a $175,000 note receivable for the repayment of the deposit. In addition, Dresser agreed to repay a $16,779 accounts receivable due to the Company. The Company and Dresser entered into a $16,779 note receivable for the repayment of this amount. The note receivables matured on December 31, 2001. As of December 31, 2001, the Company wrote-off the note receivables from Dresser as a bad debt expense as the Company determined that the notes were not collectible.

As of September 30, 2001, the Company determined that its investment in shares of Dresser was impaired. Dresser is a privately owned company. The Company has not been able to obtain adequate information about Dresser's current business to support the existing valuation. Based upon this circumstance and the Company's inability to determine Dresser's liquidity and the state of its progress on its business plan, the Company recognized a $1,842,135 loss on investment for the year ended September 30, 2001. The Company continues to own the 580,000 shares of the common stock of Dresser, which represent this investment. As of September 30, 2002, the carrying value of the Dresser shares is $0.

                                  RENTECH, INC.

                   Notes to Consolidated Financial Statements



Note 7 - Investment in Sand Creek
---------------------------------

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

The owner of the facility is SCE, which is 50 percent owned by Rentech Development Corp., a wholly owned subsidiary of the Company, and 50 percent owned by RFC-Sand Creek Development, LLC, a wholly-owned subsidiary of Republic Financial Corporation. In connection with the acquisition of the facility, SCE assumed certain commitments with third parties. The Company and Republic guarantee the full and punctual performance and payment by SCE of all SCE's obligations with respect to this facility. SCE received an unconditional release from Public Service Company of Colorado and Conoco on October 16, 2001 for certain natural gas purchase obligations of the facility. As a result, the aggregate liability of the Company under this guaranty was reduced from $4,000,000 to $0.

For the years ended September 30, 2002 and 2001, the Company has contributed $248,820 and $372,794 to SCE and has recognized $252,013 and $386,047 related to its equity in SCE's losses. As of September 30, 2002 and 2001, the Company had a $17,966 and a $69,293 receivable due from SCE. As of September 30, 2002 and 2001, SCE had no short-term or long-term debt.


Note 8 - Long-Term Debt
-----------------------

Long-term debt consists of the following:

                                                                         September 30,
                                                                  --------------------------
                                                                      2002           2001
                                                                  -----------    -----------
Mortgage dated February 8, 1999; monthly principal and interest payments of $7,729 with interest of 7.5% unpaid principal and accrued interest due March 1, 2029; collateralized by land and
building                                                          $ 1,054,319    $ 1,064,181

Various promissory notes; monthly principal and interest
payments of $12,638 with interest of 5.9% to 9.6%, unpaid
principal and interest maturing from February 2003 through July
2005; collateralized by certain fixed assets of the
Company                                                               151,187        227,455
                                                                  -----------    -----------
   Total long-term debt                                             1,205,506      1,291,636
   Less current maturities                                           (127,103)      (143,863)
                                                                  -----------    -----------

Long-term debt                                                    $ 1,078,403    $ 1,147,773
                                                                  ===========    ===========

                                  RENTECH, INC.

                   Notes to Consolidated Financial Statements



Note 8 - Long-Term Debt (continued)

Future maturities of long-term debt are as follows:

   Year Ending September 30,
   ------------------------
            2003                                                    $    127,103
            2004                                                          42,691
            2005                                                          23,324
            2006                                                          16,309
            2007                                                          17,593
            Thereafter                                                   978,486
                                                                    ------------

                                                                    $  1,205,506
                                                                    ============

Note 9 - Long-Term Convertible Debt
-----------------------------------

On January 18, 2002, the Company entered into four convertible long-term notes totaling $2,250,000, dated February 25, 2002, with existing stockholders of the Company. The notes bear interest at 8.5% and mature on February 25, 2006, with all unpaid principal and interest due at that time. Monthly payments on the notes of $19,526 commenced on April 1, 2002. The notes are convertible into no more than 4,500,000 shares of the Company's common stock, less two shares for every dollar of principal reduction of the notes paid in the form of cash. Until the first anniversary date of the notes, the Lenders may elect to convert part or all of the principal balance into common stock at a conversion price of $.50 per share if the market price of the common stock on the conversion date is $.50 per share or higher. Conversion will not be permitted during the first year if the market price on the conversion date is less than $.50 per share. At any time following the first anniversary date of the notes, the Lenders may elect to convert part or all of the principal balance into common stock at a conversion price of $.50 per share, provided, however, that no conversions shall be made if the market price is less than $.50 per share on the conversion date. Starting on the first day of the thirteenth calendar month following the date of the notes, and continuing on the first day of each succeeding month until the notes are paid in full, principal in the amount of one-thirty-sixth of the declining principal balance of the notes shall automatically convert into the Company's common stock at a conversion price of $.50 per share. If the average daily market price for the seven trading days preceding the first day of such calendar month is less than $.50 per share, the difference between $.50 per share and the average of the seven trading days preceding the date of conversion shall be multiplied by the number of shares issued to the Lenders as a result of the conversion, and the resulting dollar amount shall be added to the principal balance of the notes. The notes are secured by the assets of OKON, Inc., including the capital stock of that company.

                                  RENTECH, INC.

                   Notes to Consolidated Financial Statements



Note 9 - Long-Term Convertible Debt (continued)
-----------------------------------------------

Future maturities of long-term convertible debt are as follows, depending on future events and assuming no conversions to common stock:

   Year Ending September 30,
   -------------------------

             2003                                                  $      47,048
             2004                                                         51,207
             2005                                                         55,733
             2006                                                      2,070,352
                                                                   -------------

                                                                   $   2,224,340
                                                                   =============

Note 10 - Lines of Credit
-------------------------

On February 25, 2002, the Company entered into a $1,000,000 business line of credit agreement with Premier Bank through its 56% owned subsidiary, REN. The line of credit matures on March 1, 2003, at which time all unpaid principal and interest is due. The line of credit bears interest at prime plus 1.5% (6.25% at September 30, 2002), and interest is accrued monthly. Payments of principal are tied to the receipt of accounts receivable from Caterpillar, Inc. by REN. On February 27, 2002, the Company purchased a $500,000 certificate of deposit with Premier Bank, to be used as collateral on the line of credit. The $500,000 certificate of deposit is shown as restricted cash on the Company's balance sheet. Interest on the certificate of deposit is paid to the Company on a monthly basis, and the certificate matures on December 31, 2002. The line of credit is also collateralized by the first deed of trust on the real property of PML and REN. The line of credit is guaranteed by Rentech, Petroleum Mud Logging, Inc. and the minority shareholder of REN. The balance of this line of credit at September 30, 2002 was $993,839.

On September 27, 2002, the Company entered into a $500,000 business line of credit agreement with the Bank of Denver. The line of credit is due on demand. If no demand is made, the line of credit matures on December 1, 2002, at which time all unpaid principal and interest is due. The line of credit bears interest at the Bank of Denver Base Rate plus 0.5% (7.25% at September 30, 2002), and interest is accrued monthly. The line of credit is collateralized by all inventory, accounts receivable and equipment of Rentech. In addition, the line of credit it guaranteed by the building in which our research and development laboratory resides, 1,000,000 shares of the Company's common stock consisting of 200,000 shares each owned by five officers of the Company and the residence of one of the officers of the Company. The balance of this line of credit at September 30, 2002 was $500,000. On November 19, 2002, the Company and the Bank of Denver signed a change in terms agreement under which the interest rate was reduced to 6.75% and the maturity date was extended to June 1, 2003.

                                  RENTECH, INC.

                   Notes to Consolidated Financial Statements



Note 11 - Stockholders' Equity
------------------------------

Stockholder Rights Plan
-----------------------

On October 28, 1998, the Company announced the adoption of a Stockholder Rights Plan, intended to protect from unfair or coercive takeover attempts. The Rights become exercisable only if a tender offer is made. The grant of the rights was made to stockholders of records on November 10, 1999.

Preferred Stock
---------------

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

During fiscal 2000, the Company issued 16,666 shares of its Series B Preferred Stock for $166,660 in cash before offering costs of $16,660. The Company recorded a deemed dividend of $20,200 when it issued the Series B Preferred Stock. During fiscal 2000, certain holders of the Series B Preferred Stock converted 126,166 of their shares, issued during fiscal 1999 and fiscal 2000, plus $60,154 in dividends, of which $37,423 were accrued as of September 30, 1999, into 2,338,620 common shares of the Company.

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

During fiscal 2002, the Company issued 50,000 shares of its Series B Preferred Stock for $500,000 in cash before offering costs of $25,000. The Company recorded a deemed dividend of $136,932 when it issued the Series B Preferred Stock. During fiscal 2002, certain holders of the Series B Preferred Stock converted 77,778 of their shares plus $35,804 in dividends into 1,591,593 common shares of the Company.

                                  RENTECH, INC.

                   Notes to Consolidated Financial Statements



Note 11 - Stockholders' Equity (continued)
------------------------------------------

Preferred Stock (continued)
---------------------------

As of September 30, 2002, the 200,000 warrants to purchase Series B Preferred Stock issued in conjunction with the Series A Preferred Stock had all been exercised in accordance with the warrant. Of the additional 600,000 warrants available to the Company, 491,664 had been exercised as of September 30, 2002, leaving 108,336 warrants available for issuance at the option of the Company.

The Series B Preferred Stock was not redeemable prior to September 30, 1999. Thereafter, the Company under the sole authority of its board of directors may elect to redeem the Series B Preferred Stock, in whole or in part, for cash equal to $11.50 per share plus any accumulated and unpaid dividends. During fiscal 2000, the Company paid $285,000 in cash in order to redeem 23,832 shares of its Series B Preferred Stock and $46,680 in dividends.

Common Stock
------------

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

                                  RENTECH, INC.

                   Notes to Consolidated Financial Statements



Note 11 - Stockholders' Equity (continued)
------------------------------------------

Common Stock (continued)

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

During fiscal 2000, the Company issued 200,000 shares of its common stock with a market value of $400,000 as a part of a deposit, which was used to acquire a majority interest in Ren (Note 2).

During fiscal 2000, the Company issued 200,000 shares of its common stock with a market value of $106,240 in payment for director's fees for the fiscal years of 2001 and 2002. For the years ended September 30, 2002 and 2001, the Company has charged $53,120 in both years to expense.

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

During fiscal 2001, the Company issued 200,000 shares of its common stock with a market value of $244,000 as a part of a deposit, which was used to acquire a majority interest in REN (Note 2).

During fiscal 2002, the Company offered for sale its common stock in a private placement memorandum for the purpose of raising up to $2,250,000. The Company granted non-exclusive rights to several placement agents to sell the shares under the memorandum. The Company offered for sale shares of its $.01 par value common stock at a purchase price of $0.50 per share. In addition, the Company offered to the brokers a warrant to purchase one share of the Company's common stock for every three shares of the Company's common stock sold, at an exercise price of $1.00, exercisable for a period of five years from the date of the memorandum. The Company issued 2,926,969 shares of its common stock for $1,340,606, net of $122,644 in offering costs under the private placement memorandum. The Company also issued nine warrants to purchase 1,002,803 shares of the Company's common stock to brokers related to the memorandum.

                                  RENTECH, INC.

                   Notes to Consolidated Financial Statements


Note 11 - Stockholders' Equity (continued)
------------------------------------------

Common Stock (continued)
------------------------

During fiscal 2002, the Company issued 292,508 shares of its common stock upon the exercise of stock options and warrants for cash proceeds of $69,659. The Company also issued 313,966 shares of its common stock upon the exercise of stock options in partial settlement of accrued payroll of $65,744.

Stock Options and Stock Warrants
--------------------------------

At September 30, 2002, the Company has five stock option plans, which are described below.

The Company's board of directors adopted the 1990 Stock Option Plan which allows for the issuance of incentive stock options, within the meaning of the Internal Revenue Code, and other options issued pursuant to the plan that constitute nonstatutory options. Options granted under the 1990 Stock Option Plan are for shares of the Company's $0.01 par value common stock. The Company has reserved 742,280 shares for the 1990 Stock Option Plan and the 1988 Stock Option Plan, which has been rolled into the 1990 plan. At September 30, 2002 and 2001, 100,000 and 570,000 stock options were outstanding under this plan.

During 1994,  the  Company's  board of  directors  adopted the 1994 Stock Option
Plan, which allows for the issuance of incentive stock options, within the meaning of the Internal Revenue Code. The Company has reserved 300,000 shares of the Company's $0.01 par value common stock for issuance under the plan. At September 30, 2002 and 2001, 8,000 and 180,000 stock options were outstanding under this plan.

During 1996, the Company's board of directors adopted the 1996 Stock Option Plan which allows the issuance of incentive stock options, within the meaning of the Internal Revenue Code, and other options pursuant to the plan that constitute nonstatutory options. The Company has reserved 500,000 shares of the Company's $0.01 par value common stock for issuance under the plan. At September 30, 2002 and 2001, 50,000 and 340,000 stock options were outstanding under this plan.

During 1998, the Company's board of directors adopted the 1998 Stock Option Plan which allows the issuance of incentive stock options, within the meaning of the Internal Revenue Code, and other options pursuant to the plan that constitute nonstatutory options. The Company has reserved 500,000 shares of the Company's $0.01 par value common stock for issuance under the plan. At September 30, 2002 and 2001, 500,000 and 448,000 stock options were outstanding under this plan.

During 2001, the Company's board of directors adopted the 2001 Stock Option Plan which allows the issuance of incentive stock options, within the meaning of the Internal Revenue Code, and other options pursuant to the plan that constitute nonstatutory options. The Company has reserved 500,000 shares of the Company's $0.01 par value common stock for issuance under the plan. At September 30, 2002 and 2001, 500,000 and 320,000 stock options were outstanding under this plan.

                                  RENTECH, INC.

                   Notes to Consolidated Financial Statements



Note 11 - Stockholders' Equity (continued)
------------------------------------------

Stock Options and Stock Warrants (continued)
--------------------------------------------

In addition to the five stock option plans described above, the Company issues options to purchase the Company's $0.01 par value common stock pursuant to minutes of the option committee of the board of directors. At September 30, 2002 and 2001, 3,858,766 and 6,536,300 of these stock options were outstanding.

During 2002, the Company proposed a 2003 Stock Option Plan which would allow for the issuance of incentive stock options, within the meaning of the Internal Revenue Code, and other options pursuant to the plan that constitute nonstatutory options. The Company will reserve shares of the Company's $0.01 par value common stock for issuance under the plan. At September 30, 2002, 88,000 options were outstanding under this proposed plan. This proposed plan is subject to stockholder approval.

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

During fiscal 2002, the Company issued options to purchase 460,000 of the Company's $.01 par value common shares in connection with consulting services. These options may be exercised between $0.41 and $0.86 per share through July 10, 2007. The Company recorded the $67,579 fair value of the options to consulting expense.


                                  RENTECH, INC.

                   Notes to Consolidated Financial Statements



Note 11 - Stockholders' Equity (continued)

Stock Options and Stock Warrants (continued)

The following tables summarizes information on stock option and warrant activity:

                                                          Options                            Warrants
                                               -------------------------------    ------------------------------
                                                                   Weighted                           Weighted
                                                                    Average                            Average
                                                                   Exercise                           Exercise
                                                   Shares            Price             Shares           Price
                                               --------------   --------------    --------------   --------------
   Outstanding, September 30, 1999                  3,265,700   $         0.31         1,163,347   $         1.04
        Granted                                     6,711,300             2.36         3,572,200             2.07
        Exercised                                  (2,252,700)            0.45           (71,827)            0.26
        Canceled                                         --              --             (211,049)            0.96
                                               --------------   --------------    --------------   --------------

   Outstanding, September 30, 2000                  7,724,300             2.05         4,452,671             1.90
        Granted                                       770,000             1.05              --               --
        Exercised                                    (100,000)            0.80          (418,027)            1.09
        Canceled                                          --              --             (41,667)            1.20
                                               --------------   --------------    --------------   --------------

   Outstanding, September 30, 2001                  8,394,300             1.97         3,992,977             2.00
        Granted                                     1,357,000             0.49         1,002,803             0.99
        Exercised                                    (502,000)            0.21          (104,474)            0.30
        Canceled                                   (4,144,534)            1.13          (750,470)            1.13
                                               --------------   --------------    --------------   --------------

   Outstanding, September 30, 2002                  5,104,766   $         0.92         4,140,836   $         1.95
                                               ==============   ==============    ==============   ==============

   Exercisable, September 30, 2002                  5,104,766   $         0.92         4,140,836   $         1.95

   Exercisable, September 30, 2001                  8,343,300   $         1.97         3,992,977   $         2.00

   Exercisable, September 30, 2000                  7,652,300   $         2.05         4,452,671   $         1.90

                                                                    Options         Warrants
                                                                                  --------------   --------------

   Weighted average fair value of options and warrants granted
   during 2002                                                                    $         0.16   $         0.09

   Weighted average fair value of options and warrants granted
   during 2001                                                                    $         0.86   $         --

   Weighted average fair value of options and warrants granted
   during 2000                                                                    $         1.68   $         1.49


                                  RENTECH, INC.

                   Notes to Consolidated Financial Statements




Note 11 - Stockholders' Equity (continued)
------------------------------------------

Stock Options and Stock Warrants (continued)
--------------------------------------------

The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for the plans. Under APB Opinion 25, when the exercise price of the Company's employee stock options is less than the market price of the underlying stock on the date of grant, compensation cost is recognized.

FASB Statement 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), requires the Company to provide pro forma information regarding net loss and net loss per share as if compensation costs for the Company's stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2002, 2001 and 2000, respectively; dividend yield of 0 percent for all years; expected volatility of 33 to 53 percent in 2002, 90 to 154 percent in 2001 and 90 to 99 percent in 2000, risk-free interest rates of 2.56 to 4.19 percent in 2002, 4.72 to 6.61 percent in 2001 and 5.62 to 6.71 percent in 2000; and expected lives of 3 to 5 years in 2002, 1.63 to 5 years in 2001 and 1.79 to 5 years in 2000 for the Plans and stock awards.

Under the accounting provisions for SFAS No. 123, the Company's net loss and net loss per share would have been increased by the pro forma amounts indicated below:

                                           For the Years Ended September 30,
                                      -----------------------------------------
                                          2002            2001          2000
                                      -----------     -----------   -----------
Loss applicable to common stock
   As reported                        $(5,469,545)    $(7,254,306)  $(4,189,006)
   Pro forma                          $(5,624,467)    $(7,735,772)  $(4,275,273)

Loss per common share
   As reported                        $      (.08)    $      (.11)  $      (.07)
   Pro forma                          $      (.08)    $      (.12)  $      (.07)


                                  RENTECH, INC.

                   Notes to Consolidated Financial Statements



Note 11 - Stockholders' Equity (continued)
------------------------------------------

Stock Options and Stock Warrants (continued)
--------------------------------------------

The following information summarizes stock options outstanding and exercisable at September 30, 2002:

                                              Outstanding                                     Exercisable
                        -------------------------------------------------------     -----------------------------------
                                                Weighted
                                                Average
        Range of                               Remaining           Weighted                                Weighted
        Exercise             Number           Contractual           Average             Number              Average
         Prices           Outstanding        Life in Years       Exercise Price       Exercisable        Exercise Price
     ---------------    ---------------     ---------------     ---------------     ---------------     ---------------
          $0.30                  36,000                0.32     $          0.30              36,000     $          0.30
       $0.41-$0.60            1,157,000                4.28                0.45           1,157,000                0.45
       $0.63-$0.90              980,000                1.54                0.72             980,000                0.72
       $1.05-$1.09              660,000                3.46                1.07             660,000                1.07
       $1.25-$1.78              200,000                0.41                1.30             200,000                1.30
          $1.93                  42,000                2.65                1.93              42,000                1.93
          $5.00               2,029,766                2.25                5.00           2,029,766                5.00
                        ---------------     ---------------     ---------------     ---------------     ---------------

       $0.30-$5.00            5,104,766                2.65     $          0.92           5,104,766     $          0.92
                        ===============     ===============     ===============     ===============     ===============

The following information summarizes stock options outstanding and exercisable at September 30, 2001:

                                               Outstanding                                     Exercisable
                        -------------------------------------------------------     -----------------------------------
                                                Weighted
                                                Average
        Range of                               Remaining           Weighted                                Weighted
        Exercise             Number           Contractual           Average             Number              Average
         Prices           Outstanding        Life in Years       Exercise Price       Exercisable        Exercise Price
     ---------------    ---------------     ---------------     ---------------     ---------------     ---------------

       $0.19-$0.25              602,000                0.38     $          0.21             602,000     $          0.21
          $0.30                 466,000                0.97                0.30             466,000                0.30
       $0.63-$0.90              795,000                2.04                0.71             795,000                0.71
       $1.05-$1.09              670,000                4.46                1.07             670,000                1.07
       $1.25-$1.78            3,789,534                0.30                1.26           3,759,534                1.26
          $1.93                  42,000                3.65                1.93              21,000                1.93
          $5.00               2,029,766                1.25                5.00           2,029,766                5.00
                        ---------------     ---------------     ---------------     ---------------     ---------------

       $0.19-$5.00            8,394,300                1.08     $          1.97           8,343,300     $          1.97
                        ===============     ===============     ===============     ===============     ===============






                                  RENTECH, INC.

                   Notes to Consolidated Financial Statements



Note 11 - Stockholders' Equity (continued)
------------------------------------------

Stock Options and Stock Warrants (continued)
--------------------------------------------

The following information summarizes stock warrants outstanding and exercisable at September 30, 2002:

                                               Outstanding                                     Exercisable
                        -------------------------------------------------------     -----------------------------------
                                                Weighted
                                                Average
        Range of                               Remaining           Weighted                                Weighted
        Exercise             Number           Contractual           Average             Number              Average
         Prices           Outstanding        Life in Years       Exercise Price       Exercisable        Exercise Price
     ---------------    ---------------     ---------------     ---------------     ---------------     ---------------

         $ 0.66                  98,668                2.04     $          0.66              98,668     $          0.66
       $1.00-$1.20            1,600,501                1.73                1.08           1,600,501                1.08
       $1.64-$2.64            2,441,667                0.51                2.58           2,441,667                2.58
                        ---------------     ---------------     ---------------     ---------------     ---------------

       $0.66-$2.64            4,140,836                1.02     $          1.95           4,140,836     $          1.95
                        ===============     ===============     ===============     ===============     ===============

The following information summarizes stock warrants outstanding and exercisable at September 30, 2001:

                                               Outstanding                                     Exercisable
                         -------------------------------------------------------    -----------------------------------
                                                Weighted
                                                Average
        Range of                               Remaining           Weighted                                Weighted
        Exercise             Number           Contractual           Average             Number              Average
         Prices           Outstanding        Life in Years       Exercise Price       Exercisable        Exercise Price
     ---------------    ---------------     ---------------     ---------------     ---------------     ---------------

         $ 0.30                 104,944     $          0.43     $          0.30             104,944     $          0.30
          $0.66                  71,366                3.29                0.66              71,366                0.66
       $1.00-$1.25            1,375,000                0.37                1.16           1,375,000                1.16
       $1.64-$2.64            2,441,667                1.51                2.58           2,441,667                2.58
                        ---------------     ---------------     ---------------     ---------------     ---------------

      $ 0.30-$2.64            3,992,977     $          1.12     $          2.00           3,992,977     $          2.00
                        ===============     ===============     ===============     ===============     ===============

                                  RENTECH, INC.

                   Notes to Consolidated Financial Statements

Note 12 - Commitments and Contingencies
---------------------------------------

Employment Agreements
---------------------

The Company has entered into various employment agreements with five of its officers that extend from January 1, 2001 to December 31, 2003. In the event that the Company terminates an officer's employment for any other reason other than for cause, the Company shall pay the officer his compensation for the remainder of the term or one year, whichever is greater. In addition, the Company has employment agreements with three other officers with expiration dates from March 31, 2003 through August 31, 2004. These three employment agreements with the other officers provide for various settlements upon termination of employment. One employment agreement indicates that no additional obligation exists upon termination of employment unless it is related to the event of death; then the Company shall continue to pay the employee's estate the employee's salary for the remainder of the term. The second employment agreement indicates that in the event that the Company terminates the officer's employment for any other reason other than for cause, the Company shall pay the officer his compensation for the remainder of the term. The third employment agreement indicates that if the officer's employment with the Company terminates for any reason, the officer will receive twelve months of compensation in addition to any accrued vacation. The employment agreements set forth annual compensation to the eight officers of between $52,000 and $238,383 each. The Company's total future obligations under employment agreements as of September 30, 2002 are $1,046,619 (2003) and $273,026 (2004). Compensation is adjusted annually based on the cost of living index.

During fiscal 2000, the Company began to defer the payment of a portion of the compensation of certain officers of the Company. The deferral was continued through fiscal 2001 and 2002. As of September 30, 2002 and 2001, the Company had deferred compensation of $419,036 and $346,000.

Retirement Plans
----------------

During 1990, the Company adopted a non-qualified profit sharing plan for the benefit of all employees. The profit sharing plan was administered by a committee appointed by the Company's board of directors. The profit sharing plan allowed for current year bonuses of up to five percent of audited pre-tax earnings before depreciation, amortization and extraordinary income, if adjusted earnings for the preceding year exceed $500,000. No distributions have been granted since the inception of the plan. In March 2001, the board of directors terminated this plan.

On January 1, 1998, the Company established a 401(k) plan. Employees who are at least 21 years of age are eligible to participate in the plan and share in the employer matching contribution. The employer is currently matching 75% of the first 6% of the participant's salary deferrals. All participants who have completed 1,000 hours of service and who are employed on the last day of the plan year are eligible to share in the non-matching employer contributions. Employer matching and non-matching contributions vest immediately in years in which the plan is not top heavy. During years in which the plan is top heavy, employer matching and non-matching contributions vest 100% after three years of service. The Company contributed $134,094, $120,238 and $26,421 to the plan for the years ended September 30, 2002, 2001, and 2000.

                                  RENTECH, INC.

                   Notes to Consolidated Financial Statements



Note 12 - Commitments and Contingencies (continued)
---------------------------------------------------

Operating Leases

The Company leases office space under a non-cancelable operating lease, which expires October 31, 2003, with a renewal option for an additional five years. The Company also leases office and warehouse space for its Okon operation, under a lease, which expires during March 2005. The Company also has various operating leases, which expire through August 2004.

Future minimum lease payments as of September 30, 2002 are as follows:

      Year Ending September 30,
      -------------------------

                2003                                            $        226,939
                2004                                                     103,782
                2005                                                      39,950
                                                                ----------------

                                                                $        370,671
                                                                ================

Total lease expense for the years ended September 30, 2002, 2001, and 2000 was approximately $259,000, $267,000 and $259,000, respectively.

The Company leases a portion of its building located in Denver, Colorado, to a third party. The Company accounts for this lease as an operating lease. The lease expires on April 30, 2003. The future minimum lease payment receivable under this non-cancelable leasing arrangement as of September 30, 2002 is as follows:

      Year Ending September 30,
      -------------------------

                2003                                            $         51,478
                                                                ================

                                  RENTECH, INC.

                   Notes to Consolidated Financial Statements



 Note 12 - Commitments and Contingencies (continued)
 ---------------------------------------------------

 Litigation
 ----------

The Company's subsidiary, REN, is involved in a lawsuit with a customer, Case Corporation. A judgment was entered on October 29, 2002 in a civil action REN brought against Case Corporation to collect an account receivable. The contract had been awarded in January 1998, before the Company acquired its interest in REN. The judgment, entered in the U.S. District Court for Oklahoma, denied REN's collection claim and awarded judgment in favor of Case Corporation on its claim against REN for a breach of a condition of the contract. The judgment is in the amount of $325,795 plus costs and interest. REN intends to appeal the judgment. Judgment amounts payable after appeal, if any, are payable out of the 44% of REN that is not owned by the Company.

Note 13 - Costs and Estimated Earnings on Uncompleted Contracts
---------------------------------------------------------------

The  costs  and  estimated  earnings  relating  to  uncompleted   contracts  are
summarized as follows at September 30, 2002:

Cost incurred on uncompleted contracts                              $ 1,078,235
Estimated earnings                                                      551,820
                                                                    -----------
     Total costs incurred and estimated earnings                      1,630,055
Less billings to date                                                  (986,113)
                                                                    -----------

                                                                    $   643,942
                                                                    ===========

Included in the accompanying balance sheet as of September 30, 2002 under the following captions:

Costs and estimated earnings in excess of billings on uncompleted
contracts                                                           $   788,727

Billings in excess of costs and estimated earnings on uncompleted
contracts                                                              (144,785)
                                                                    -----------

                                                                    $   643,942
                                                                    ===========

There were no amounts included in accounts receivable at September 30, 2002 for amounts billed but not collected in accordance with retainage provisions of contracts.

                                  RENTECH, INC.

                   Notes to Consolidated Financial Statements



Note 14 - Goodwill and Other Intangibles
----------------------------------------

Effective October 1, 2001, the Company elected early adoption of SFAS No. 142, which is permitted for entities with fiscal years beginning after March 15, 2001. As of October 1, 2001, the Company had $1,511,368 in unamortized goodwill. In accordance with the provisions of SFAS No. 142, the Company has ceased amortization of goodwill from the acquisitions of OKON and PML and has not amortized goodwill from the acquisition of REN. In accordance with SFAS No. 142, the Company has six months from the initial date of adoption to complete a transitional impairment test of goodwill. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of the Company's fiscal year. The Company completed its impairment test as of March 31, 2002 and determined that there is no impact on the Company's financial position and results of operations, as goodwill is not impaired. Goodwill will be tested annually and whenever events and circumstances occur indicating that goodwill might be impaired.

Upon the adoption of SFAS No. 142, the Company evaluated the useful lives of its existing identifiable intangible assets and determined that the existing useful lives are appropriate. Therefore, there was no impact on the Company's results of operations for the year ended September 30, 2002.

The Company recorded $744,936 in amortization expense during the year ended September 30, 2002, and estimates expense of approximately $606,000, $369,000, $290,000 and $290,000 in each of the fiscal years ending September 30, 2003, 2004, 2005 and 2006.

The following table summarizes the activity in goodwill for the periods indicated:

                                                           For the Years Ended
                                                              September 30,
                                                          ---------------------
                                                            2002        2001
                                                          ---------   ---------

Paints
   Beginning balance                                      $ 839,841   $ 925,018
   Additions                                                   --          --
   Amortization                                                --       (85,177)
                                                          ---------   ---------

                                                          $ 839,841   $ 839,841
                                                          =========   =========

Oil and gas field services
   Beginning balance                                      $ 166,713   $ 179,887
   Additions                                                   --          --
   Amortization                                                --       (13,174)
                                                          ---------   ---------

                                                          $ 166,713   $ 166,713
                                                          =========   =========

                                  RENTECH, INC.

                   Notes to Consolidated Financial Statements



Note 14 - Goodwill and Other Intangibles (continued)
----------------------------------------------------

                                                        For the Years Ended
                                                            September 30,
                                                     --------------------------
                                                         2002           2001
                                                     -----------    -----------

Industrial automation systems
   Beginning balance                                 $   504,814    $      --
   Additions                                                --          504,814
   Reclassifications (Note 2)                           (229,561)          --
   Amortization                                             --             --
                                                     -----------    -----------

                                                     $   275,253    $   504,814
                                                     ===========    ===========

                                                        For the Years Ended
                                                            September 30,
                                                     --------------------------
                                                         2002           2001
                                                     -----------    -----------

Total goodwill
   Beginning balance                                 $ 1,511,368    $ 1,104,905
   Additions                                                --          504,814
   Reclassifications (Note 2)                           (229,561)          --
   Amortization                                             --          (98,351)
                                                     -----------    -----------

                                                     $ 1,281,807    $ 1,511,368
                                                     ===========    ===========

The following table summarizes the activity for intangible assets subject to amortization:

                                                        For the Years Ended
                                                            September 30,
                                                     --------------------------
                                                         2002           2001
                                                     -----------    -----------
Licensed technology and technology rights
   Gross carrying amount                             $ 3,718,895    $ 3,718,895
   Accumulated amortization                           (2,221,401)    (1,963,845)
                                                     -----------    -----------

                                                     $ 1,497,494    $ 1,755,050
                                                     ===========    ===========

   Aggregate amortization                            $   257,556    $   250,368
                                                     ===========    ===========

Other intangibles
   Gross carrying amount                             $ 1,276,310    $ 1,276,310
   Accumulated amortization                             (757,003)      (269,623)
                                                     -----------    -----------

                                                     $   519,307    $ 1,006,687
                                                     ===========    ===========

                                  RENTECH, INC.

                   Notes to Consolidated Financial Statements


Note 14 - Goodwill and Other Intangibles (continued)
----------------------------------------------------

                                                        For the Years Ended
                                                            September 30,
                                                     --------------------------
                                                         2002           2001
                                                     -----------    -----------

   Aggregate amortization                            $   487,380    $   269,623
                                                     ===========    ===========

Total intangible assets subject to amortization
   Gross carrying amount                             $ 4,995,205    $ 4,995,205
   Accumulated amortization                           (2,978,404)    (2,233,468)
                                                     -----------    -----------

                                                     $ 2,016,801    $ 2,761,737
                                                     ===========    ===========

   Aggregate amortization                            $   744,936    $   519,991
                                                     ===========    ===========

The following table summarizes the effect of SFAS No. 142 on loss applicable to common stock per share loss:


                                   Three Months Ended                  For the Years Ended
                                      September 30,                        September 30,
                              ------------------------------    ------------------------------
                                    2002             2001             2002             2001
                              -------------    -------------    -------------    -------------
                               (Unaudited)      (Unaudited)
Reported loss applicable to
 common stock                 $  (1,235,671)   $  (4,111,088)   $  (5,469,545)   $  (7,254,306)
Add back:  goodwill
 amortization                          --             27,993             --             98,351
                              -------------    -------------    -------------    -------------

Adjusted loss applicable to
 common stock                 $  (1,235,671)   $  (4,083,095)   $  (5,469,545)   $  (7,155,955)
                              =============    =============    =============    =============

Reported per share loss       $       (0.02)   $       (0.06)   $       (0.08)   $       (0.11)
Add back: goodwill
 amortization                          --               --               --               --
                              -------------    -------------    -------------    -------------

Adjusted per share loss       $       (0.02)   $       (0.06)   $       (0.08)   $       (0.11)
                              =============    =============    =============    =============


                                  RENTECH, INC.

                   Notes to Consolidated Financial Statements



Note 14 - Goodwill and Other Intangibles (continued)
----------------------------------------------------

                                     Three Months Ended                 Nine Months Ended
                                          June 30,                          June 30,
                              ------------------------------    ------------------------------
                                    2002             2001             2002             2001
                              -------------    -------------    -------------    -------------
                               (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)
Reported loss applicable to
 common stock                 $  (1,092,019)   $    (692,873) $    (4,233,874)   $  (3,143,218)
Add back: goodwill
 amortization                          --             23,453             --             70,358
                              -------------    -------------    -------------    -------------

Adjusted loss applicable to
 common stock                 $  (1,092,019)   $    (669,420)   $  (4,233,874)   $  (3,072,860)
                              =============    =============    =============    =============

Reported per share loss       $       (0.02)   $       (0.01)   $       (0.06)   $       (0.05)
Add back: goodwill
 amortization                          --               --               --               --
                              -------------    -------------    -------------    -------------

Adjusted per share loss       $       (0.02)   $       (0.01)   $       (0.06)   $       (0.05)
                              =============    =============    =============    =============

                                    Three Months Ended                 Six Months Ended
                                         March 31,                         March 31,
                              ------------------------------    ------------------------------
                                    2002             2001             2002             2001
                              -------------    -------------    -------------    -------------
                               (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)

Reported loss applicable to
 common stock                 $  (1,697,853)   $  (1,106,539) $    (3,141,856)   $  (2,450,346)
Add back: goodwill
 amortization                          --             23,452             --             46,905
                              -------------    -------------    -------------    -------------

Adjusted loss applicable to
 common stock                 $  (1,697,853)   $  (1,083,087) $    (3,141,856)   $  (2,403,441)
                              =============    =============    =============    =============

Reported per share loss       $       (0.02)   $       (0.02)   $       (0.05)   $       (0.04)
Add back: goodwill
 amortization                          --               --               --               --
                              -------------    -------------    -------------    -------------

Adjusted per share loss       $       (0.02)   $       (0.02)   $       (0.05)   $       (0.04)
                              =============    =============    =============    =============

                                  RENTECH, INC.

                   Notes to Consolidated Financial Statements



Note 14 - Goodwill and Other Intangibles (continued)
----------------------------------------------------

                                                      Three Months Ended
                                                          December 31,
                                                 ------------------------------
                                                       2002             2001
                                                 -------------    -------------
                                                  (Unaudited)      (Unaudited)

Reported loss applicable to common stock         $  (1,444,003)   $  (1,343,807)
Add back:  goodwill amortization                          --             23,453
                                                 -------------    -------------

Adjusted loss applicable to common stock         $  (1,444,003)   $  (1,320,354)
                                                 =============    =============

Reported per share loss                          $       (0.02)   $       (0.02)
Add back:  goodwill amortization                          --               --
                                                 -------------    -------------

Adjusted per share loss                          $       (0.02)   $       (0.02)
                                                 =============    =============


                                                           For the Years Ended
                                                               September 30,
                                                 -----------------------------------------
                                                     2001           2000           1999
                                                 -----------    -----------    -----------
Reported loss applicable to common stock         $(7,254,306)   $(4,189,006)   $(3,974,593)
Add back:  goodwill amortization                      98,351         94,477         84,369
                                                 -----------    -----------    -----------

Adjusted loss applicable to common stock         $(7,155,955)   $(4,094,529)   $(3,890,224)
                                                 ===========    ===========    ===========

Reported per share loss                          $     (0.11)   $     (0.07)   $     (0.09)
Add back:  goodwill amortization                        --             --             --
                                                 -----------    -----------    -----------

Adjusted per share loss                          $     (0.11)   $     (0.07)   $     (0.09)
                                                 ===========    ===========    ===========

Note 15 - Income Taxes
----------------------

There was no provision for income taxes required for the years ended September 30, 2002, 2001 and 2000 due to operating losses in those years. At September 30, 2002, the Company had available net operating loss carry forwards of approximately $24,060,000 for tax reporting purposes. The operating loss carry forwards expire through 2022. These carry forwards are subject to various limitations imposed by the rules and regulations of the Internal Revenue Service.

There were no tax benefits established in the statements of operations since the Company has a 100 percent valuation allowance for the tax benefit of net deductible temporary differences and operating loss carry forwards. Management is not able to determine if it is more likely than not that the deferred tax assets will be realized. The Company has deferred tax assets with a 100 percent valuation allowance at September 30, 2002 and 2001.


                                  RENTECH, INC.

                   Notes to Consolidated Financial Statements



Note 15 - Income Taxes (continued)
----------------------------------

The tax effect on the components is as follows:
                                                                                  September 30,
                                                                          ----------------------------
                                                                               2002            2001
                                                                          ------------    ------------
   Net operating loss carry forwards                                      $  9,023,000    $  7,613,000
   Capital loss carry forwards                                                    --
   Accruals  for  financial  statement  purposes not allowed for income
    taxes - cash basis                                                         421,000         201,000
   Basis difference in investment in Dresser                                   691,000         691,000
   Basis difference in capitalized software                                   (148,000)       (267,000)
   Basis difference in other intangible assets                                   2,000         163,000
   Basis difference relating to licensed technology                            497,000         444,000
   Basis difference in property and equipment                                 (115,000)       (218,000)
   Basis difference in other assets                                              4,000           3,000
   Basis difference in goodwill                                                (10,000)        213,000
   Basis difference in technology rights                                        19,000          16,000
   Basis difference relating to Synhytech plant held for sale                   75,000          75,000
   Basis difference in investment in Sand Creek                                 84,000          84,000
                                                                          ------------    ------------
                                                                            10,543,000       9,018,000
   Valuation allowance                                                     (10,543,000)     (9,018,000)
                                                                          ------------    ------------

                                                                          $       --      $       --
                                                                          ============    ============

A reconciliation of the income taxes at the federal statutory rate to the effective tax rate is as follows:

                                                                            For the Years Ended
                                                                                September 30,
                                                                  -----------------------------------------
                                                                      2002           2001           2000
                                                                  -----------    -----------    -----------
   Federal income tax benefit computed at the Federal statutory
   rate                                                           $(1,813,000)   $(2,281,000)   $(1,394,000)
   State income tax benefit net of Federal benefit                   (187,000)      (235,000)      (143,000)
   Purchase price adjustment not effecting net loss                      --         (359,000)          --
   Other - permanent differences                                      475,000        188,000         83,000
   Change in valuation allowance                                    1,525,000      2,687,000      1,454,000
                                                                  -----------    -----------    -----------

   Income tax benefit                                             $      --      $      --      $      --
                                                                   ===========    ===========    ===========

                                  RENTECH, INC.

                   Notes to Consolidated Financial Statements



Note 16 - Segment Information
-----------------------------

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

                                                  For the Years Ended
                                                     September 30,
                                      -----------------------------------------
                                          2002           2001           2000
                                      -----------    -----------    -----------
   Revenues
     Alternative fuels                $ 2,709,787    $ 2,574,431    $ 1,139,059
     Paints                             1,927,854      2,367,689      2,096,159
     Oil and gas field services         2,021,957      3,031,139      1,831,389
     Industrial automation systems      2,900,737        193,317           --
                                      -----------    -----------    -----------

                                      $ 9,560,335    $ 8,166,576    $ 5,066,607
                                      ===========    ===========    ===========


                                                  For the Years Ended
                                                     September 30,
                                      -----------------------------------------

                                          2002           2001           2000
                                      -----------    -----------    -----------

    Operating income (loss)
       Alternative fuels              $(4,264,609)   $(4,940,020)   $(4,047,295)
       Paints                            (191,485)        66,387        232,685
       Oil and gas field services        (223,121)       378,036         10,221
       Industrial automation systems     (183,345)       (81,982)          --
                                      -----------    -----------    -----------

                                      $(4,862,560)   $(4,577,579)   $(3,804,389)
                                      ===========    ===========    ===========


                                  RENTECH, INC.

                   Notes to Consolidated Financial Statements



Note 16 - Segment Information (continued)
-----------------------------------------

                                                                For the Years Ended
                                                                    September 30,
                                                     -----------------------------------------
                                                         2002           2001           2000
                                                     -----------    -----------    -----------
   Depreciation and amortization
       Alternative fuels                             $   793,378    $   710,366    $   390,827
       Paints                                             59,422        115,309        108,151
       Oil and gas field services                        129,286        122,322        113,009
       Industrial automation systems                     247,886         35,161           --
                                                     -----------    -----------    -----------

                                                     $ 1,229,972    $   983,158    $   611,987
                                                     ===========    ===========    ===========

                                                                For the Years Ended
                                                                    September 30,
                                                     -----------------------------------------
                                                         2002           2001           2000
                                                     -----------    -----------    -----------
   Equity in net loss of investees:
       Alternative fuels                             $   252,013    $   386,047    $   276,585

   Expenditures for additions of long-lived assets
       Alternative fuels                             $   118,753    $   355,016    $ 1,158,997
       Paints                                             21,342         18,291         46,603
       Oil and gas field services                         64,634        404,167        146,371
       Industrial automation systems                      22,625      1,322,083           --
                                                     -----------    -----------    -----------

                                                     $   227,354    $ 2,099,557    $ 1,351,971
                                                     ===========    ===========    ===========

                                                                For the Years Ended
                                                                    September 30,
                                                     -----------------------------------------
                                                         2002           2001           2000
                                                     -----------    -----------    -----------

   Investment in equity method investees             $    (5,864)   $    (2,669)   $    10,584


                                  RENTECH, INC.

                   Notes to Consolidated Financial Statements



Note 16 - Segment Information (continued)
-----------------------------------------

                                                   For the Years Ended
                                                      September 30,
                                         ---------------------------------------
                                             2002          2001          2000
                                         -----------   -----------   -----------
   Total assets
       Alternative fuels                 $ 9,672,083   $ 9,828,467   $13,328,647
       Paints                              1,471,671     1,518,186     1,474,744
       Oil and gas field services          1,954,789     2,267,524     1,659,201
       Industrial automation systems       3,064,685     2,501,278          --
                                         -----------   -----------   -----------

                                         $16,163,228   $16,115,455   $16,462,592
                                         ===========   ===========   ===========


Note 17 - Significant Customers
-------------------------------

As of September 30, 2002, three customers accounted for 40%, 10% and 10% of total accounts receivable while three customers accounted for 20%, 19% and 10% of total revenues. As of September 30, 2001, two customers accounted for 19% and 15% of total accounts receivable while three customers accounted for 21%, 13% and 12% of total revenues. As of September 30, 2000, two customers accounted for 31% and 15% of total accounts receivable while three customers accounted for 20%, 17% and 16% of total revenues.


Note 18 - Valuation and Qualifying Accounts
-------------------------------------------

                                     Balance at                    Deductions      Balance at
                                    Beginning of    Charged to     and Write-        End of
                                       Period         Expense         Offs           Period
                                    ------------   ------------   ------------    ------------
Year Ended September 30, 2002
   Allowance for doubtful
accounts                            $      7,325   $      4,675   $       --      $     12,000
   Deferred tax valuation account   $  9,018,000   $  1,525,000   $       --      $ 10,543,000

Year Ended September 30, 2001
   Allowance for doubtful
accounts                            $    171,606   $      2,925   $   (167,206)   $      7,325
   Deferred tax valuation account   $  6,331,000   $  2,687,000   $       --      $  9,018,000

Year Ended September 30, 2000
   Allowance for doubtful
accounts                            $    169,206   $      2,400   $       --      $    171,606
   Deferred tax valuation account   $  4,877,000   $  1,454,000   $       --      $  6,331,000

                                  RENTECH, INC.

                   Notes to Consolidated Financial Statements

Note 19 - Contract Liability
----------------------------

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


Note 20 - Related Party Transactions
------------------------------------

In addition to the related party disclosures in Notes 2, 7, 9 and 12, for the years ended September 30, 2002, 2001 and 2000, the Company incurred $10,000, $26,995 and $0 in consulting services, which were paid to a director of the Company.

As of September 30, 2001, the Company owed an officer of the Company $30,600. This payable did not bear interest and was repaid during fiscal 2002.