Form 10-K/A
RENTECH INC /CO/
filed 2002-12-26
CIK 868725

Washington, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 1)

[X] Annual Report Pursuant To Section 13 or 15(D) of the Securities Exchange Act of 1934 for the Fiscal Year Ended September 30, 2002

[ ] Transition Report Pursuant To Section 13 or 15(D) of the Securities Exchange Act of 1934 for the Transition Period from _______ to _______

                           Commission File No. 0-19260

                                  RENTECH, INC.
                                  -------------
             (Exact name of registrant as specified in its charter)

       Colorado                                           84-0957421
       --------                                           ----------
(State of Incorporation)                    (I.R.S. Employer Identification No.)

                           1331 17th Street, Suite 720
                             Denver, Colorado 80202
                             ----------------------
                    (Address of principal executive offices)
                        Telephone number: (303) 298-8008

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

     Common stock outstanding at December 17, 2002: 72,092,667

     Rentech, Inc. is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended September 30, 2002 filed with the Securities and Exchange Commission on December 24, 2002.

     The purpose of this amendment is to amend Item 15(a) by adding to the Independent Auditors' Report a symbol before the typed name of the independent auditors in the independent auditors' report on Page F-2 to show that they have adopted their typed name as their authorized signature to the report.

     Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

          (a) Financial Statements See Index to Financial Statements and Schedules at Page F-1.

               Independent Auditors' Report

     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                RENTECH, INC.


December 24, 2002                               By: /s/ James P. Samuels
                                                    --------------------
                                                    James P. Samuels
                                                    Vice President - Finance
                                                    And Chief Financial Officer

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



                             /s/  Ehrhardt Keefe Steiner & Hottman PC
                             ----------------------------------------
December 18, 2002                 Ehrhardt Keefe Steiner & Hottman PC
Denver, Colorado