Form 10-Q
period 2002-12-31
RENTECH INC /CO/
filed 2003-02-14
CIK 868725

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-19260

RENTECH, INC.

(Exact name of registrant in its charter)

Colorado	84-0957421
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1331 17th Street, Suite 720

Denver, Colorado 80202

(Address of principal executive offices)

(303) 298-8008

(Issuer’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒.

The number of shares outstanding of each of the issuer’s classes of common equity, as of February 12, 2003: common stock—72,192,667.

RENTECH, INC.

Form 10-Q Quarterly Report—First Quarter of Fiscal 2003

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the federal securities laws, as well as historical and current facts. These forward-looking statements include those relating to the Rentech GTL Technology; the continued development of the Rentech GTL Technology to increase its economic efficiency and use; market acceptance of the technology; ability to obtain financing for plants using the Rentech GTL Technology; ability to economically construct or retrofit these plants; the timing by which plants may be constructed and begin production; ability to obtain low-cost feedstocks and to economically operate the plants; successful operation of the plants; the market value and acceptance of the liquid hydrocarbon products; revenues from the Rentech GTL Technology; market acceptance of and the anticipated revenues from the stains and sealers produced by OKON, Inc. (OKON); the market demand and anticipated revenues from the mud logging services provided by Petroleum Mud Logging, Inc. (PML); the ability of REN Corporation (REN) to complete its sales orders; ability to obtain needed capital; and statements about business strategies, future growth, operations and financial results. These statements often can be identified by the use of terms such as “may,” “will,” “should,” “expect,” “believe,” “anticipate,” “estimate,” “intend,” “plan,” “project,” “approximate” or “continue,” or the negative thereof. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we caution readers not to place undue reliance on any forward-looking statements. Those statements represent our best judgment as to what may occur in the future. Forward-looking statements, however, are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. Important factors that could cause actual results to differ from those reflected in the forward-looking statements include the risks of overruns in costs of constructing, retrofitting and operating commercial plants using the Rentech GTL Technology, problems with mechanical systems in the plants that are not directly related to the Rentech GTL Technology, dangers associated with construction and operation of gas processing plants like those using the Rentech GTL Technology, risks inherent in making investments and conducting business in foreign countries, protection of intellectual property rights, competition, difficulties in implementing our business strategies, and other risks described in this report.

As used in this Quarterly Report on Form 10-Q, the terms “we,” “our” and “us” mean Rentech, Inc., a Colorado corporation and its subsidiaries, unless the context indicates otherwise.

RENTECH, INC.

Consolidated Balance Sheets

	December 31, 2002 (Unaudited)	September 30, 2002
Assets
Current assets
Cash	$155,768	$1,032,920
Restricted cash	500,000	500,000
Accounts receivable, net of $17,500 and $12,000 allowance for doubtful accounts	658,235	1,436,886
Costs and estimated earnings in excess of billings (Note 9)	619,329	788,727
Stock subscription receivable	—	76,186
Other receivables	31,707	65,494
Receivable from related party	17,462	17,966
Inventories (Note 2)	796,026	757,393
Prepaid expenses and other current assets	618,676	253,646

Total current assets	3,397,203	4,929,218

Property and equipment, net of accumulated depreciation and amortization of $1,405,531 and $1,300,598	4,035,498	4,120,915
Other assets
Licensed technology, net of accumulated amortization of $2,134,724 and $2,077,528	1,296,425	1,353,621
Capitalized software costs, net of accumulated amortization of $631,376 and $552,386	316,316	395,306
Goodwill, net of accumulated amortization of $400,599 (Note 10)	1,281,807	1,281,807
Non-compete agreement, net of accumulated amortization of $46,766 and $38,500	115,735	124,001
Investment in INICA, Inc. (Note 3)	3,079,107	3,079,107
Technology rights, net of accumulated amortization of $151,067 and $143,873	136,679	143,873
Note and other receivable from related party	573,397	571,394
Deposits and other assets	155,707	163,986

Total other assets	6,955,173	7,113,095

	$14,387,874	$16,163,228

(Continued on following page.)

See notes to consolidated financial statements.

RENTECH, INC.

Consolidated Balance Sheets

(Continued from previous page.)

	December 31, 2002 (Unaudited)	September 30, 2002
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$929,904	$886,254
Billings in excess of costs and estimated earnings (Note 9)	—	144,785
Accrued payroll and benefits	232,558	201,191
Deferred compensation (Note 8)	473,985	419,036
Accrued liabilities	365,169	508,276
Other liability (Note 8)	326,000	326,000
Lines of credit payable (Note 6)	1,070,841	1,493,839
Current portion of long-term debt	219,454	127,103
Current portion of long-term convertible debt to stockholders (Note 5)	48,055	47,048

Total current liabilities	3,665,966	4,153,532

Long-term liabilities
Long-term debt, net of current portion	1,054,390	1,078,403
Long-term convertible debt to stockholders, net of current portion (Note 5)	2,164,894	2,177,292
Lessee deposits	7,485	7,485
Investment in Sand Creek (Note 4)	21,193	5,864

Total long-term liabilities	3,247,963	3,269,044

Total liabilities	6,913,928	7,422,576

Minority interest	261,355	296,710

Commitments and contingencies (Notes 1, 4, 8 and 12)
Stockholders’ equity (Note 7)
Series A convertible preferred stock—$10 par value; 200,000 shares authorized; 200,000 shares issued and no shares outstanding; $10 per share liquidation value	—	—
Series B convertible preferred stock—$10 par value; 800,000 shares authorized; 691,664 shares issued and no shares outstanding; $10 per share liquidation value	—	—
Series C participating cumulative preferred stock—$10 par value; 500,000 shares authorized; no shares issued and outstanding	—	—
Common stock—$.01 par value; 100,000,000 shares authorized; 72,092,667 and 71,790,667 shares issued and outstanding	720,927	717,907
Additional paid-in capital	38,786,476	38,629,676
Accumulated deficit	(32,294,812)	(30,903,641)

Total stockholders’ equity	7,212,591	8,443,942

	$14,387,874	$16,163,228

See notes to consolidated financial statements.

RENTECH, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended December 31,
	2002	2001
Revenues (Note 11)
Product sales	$307,200	$389,665
Service revenues	1,625,012	2,061,789
Royalty income	60,000	60,000

Total revenues	1,992,212	2,511,454

Cost of sales
Product sales	155,772	204,637
Service costs	1,076,730	989,718
Research and development contract costs (Note 12)	—	125,000

Total cost of sales	1,232,502	1,319,355

Gross profit	759,710	1,192,099
Operating expenses
General and administrative expense	1,750,233	2,008,064
Depreciation and amortization	199,976	292,424
Research and development	85,268	155,301

Total operating expenses	2,035,477	2,455,789

Loss from operations	(1,275,767)	(1,263,690)

Other income (expenses)
Equity in loss of investee (Note 4)	(56,423)	(86,966)
Interest income	5,300	5,703
Interest expense	(99,636)	(30,351)
Gain on disposal of fixed assets	—	1,200

Total other income (expense)	(150,759)	(110,414)

Minority interest in subsidiary’s net loss	35,355	67,033

Net loss	(1,391,171)	(1,307,071)
Dividend requirements on convertible preferred stock	—	136,932

Loss applicable to common stockholders	$(1,391,171)	$(1,444,003)

Basic and diluted loss per common share	$(0.02)	$(0.02)

Basic and diluted weighted-average number of common shares outstanding	72,000,689	67,842,843

See notes to consolidated financial statements.

RENTECH, INC.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Convertible Preferred Stock						Additional Paid-in Capital	Unearned Compensation	Accumulated Deficit	Total Stockholders’ Equity
	Series A		Series B		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, September 30, 2002	—	$—	—	$—	71,790,667	$717,907	$38,629,676	$—	$(30,903,641)	$8,443,942
Common stock issued for options exercised (Note 7)	—	—	—	—	2,000	20	800	—	—	820
Common stock granted for services (Note 7)	—	—	—	—	300,000	3,000	156,000	—	—	159,000
Net loss for the three months ended December 31, 2002	—	—	—	—	—	—	—	—	(1,391,171)	(1,391,171)

Balance, December 31, 2002	—	$—	—	$—	72,092,667	$720,927	$38,786,476	$—	$(32,294,812)	$7,212,591

See notes to consolidated financial statements.

RENTECH, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended December 31,
	2002	2001
Operating activities
Net loss	$(1,391,171)	$(1,307,071)

Adjustments to reconcile net loss to net cash used in operating activities
Increase in allowance for doubtful accounts	5,500	—
Depreciation	104,935	133,268
Amortization	151,646	194,598
Bad debt expense	—	191,779
Revenue recognized from contract liability	—	(750,000)
Interest income on receivable from related party	(2,003)	—
Gain on disposal of fixed assets	—	(1,200)
Equity in loss of investee	56,423	86,966
Minority interest in net loss of subsidiary	(35,355)	(67,033)
Common stock issued for services	159,000	—
Stock options issued for services	—	6,228
Changes in operating assets and liabilities, net of business combination
Accounts receivable	773,151	693,162
Costs and estimated earnings in excess of billings	169,398	(42,848)
Other receivables and receivable from related party	34,291	(1,211)
Inventories	(38,633)	(38,997)
Prepaid expenses and other current assets	(173,675)	6,205
Accounts payable	43,650	(45,607)
Billings in excess of costs and estimated earnings	(144,785)	(28,612)
Accrued liabilities, accrued payroll and other	(56,791)	(57,830)

Net cash used in operating activities	(344,419)	(1,028,203)

Investing activities
Purchase of property and equipment	(19,518)	(90,243)
Proceeds from disposal of fixed assets	—	1,200
Deposits and other assets	8,279	—
Cash used in purchase of investments	(41,094)	(68,940)

Net cash used in investing activities	(52,333)	(157,983)

Financing activities
Proceeds from issuance of common stock	820	25,506
Proceeds from issuance of convertible preferred stock	—	500,000
Proceeds from stock subscription receivable	76,186	250,000
Payment of offering costs	—	(25,000)
Proceeds from line of credit, net	(422,998)	—
Payments on related party payable	—	(30,600)
Payments on long-term convertible debt and notes payable	(134,408)	(103,300)

Net cash (used in) provided by financing activities	(480,400)	616,606

Decrease in cash	(877,152)	(569,580)
Cash, beginning of period	1,032,920	893,452

Cash, end of period	$155,768	$323,872

(Continued on following page.)

See notes to consolidated financial statements.

RENTECH, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Continued from previous page.)

For the three months ended December 31, 2002 and 2001, the Company made cash interest payments of $93,527 and $30,783. Excluded from the statements of cash flows for the three months ended December 31, 2002 and 2001 were the effects of certain non-cash investing and financing activities as follows:

	Three Months Ended December 31,
	2002	2001
Purchase of annual insurance financed with a note payable	$191,355	$246,753
Issuance of common stock for conversion of convertible preferred stock and dividends	$—	$777,780
Issuance of common stock for exercise of stock options	$—	$38,244

See notes to consolidated financial statements.

RENTECH, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2002 (Unaudited)

Note 1 – Description of Business and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements included in the Company’s September 30, 2002 annual report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2002 are not necessarily indicative of the results that may be realized for the full fiscal year ending September 30, 2003.

Management’s Plans

From the Company’s inception on December 18, 1981 through December 31, 2002, the Company has incurred losses in the amount of $32,294,812. For the quarter ended December 31, 2002, the Company recognized a $1,391,171 net loss. If the Company does not operate at a profit in the future, the Company may be unable to continue its operations at the present level.

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

In order to achieve its objectives as planned for fiscal 2003, the Company has secured commitments through debt and equity securities which it believes will meet all of its expected cash requirements for fiscal 2003. The Company does not expect to use convertible preferred stock to fund its cash requirements for fiscal 2003. In addition, the Company is negotiating to sell all or some of the assets of Sand Creek Energy, LLC, a company in which Rentech has a 50% interest. The Company believes that its current available cash, revenues from operations, additional debt and equity financing and the potential sale of assets will be sufficient to meet its cash operating requirements through September 30, 2003.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned and majority-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

RENTECH, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2002 (Unaudited)

Note 1 – Description of Business and Summary of Significant Accounting Policies (continued)

Cash Equivalents

The Company considers highly liquid investments purchased with original maturities of three months or less and money market accounts to be cash equivalents.

Inventories

Inventories consist of raw materials, work-in-process and finished goods and are valued at the lower of cost (first-in, first-out) or market.

Capitalized Software

The Company has capitalized its internal use software in accordance with Statement of Position 98-1. Capitalized software costs include fees paid to Dresser Engineering Company for software development in the amount of $851,611 and $96,081 in capitalized software costs acquired from the acquisition of REN, net of accumulated amortization of $631,376. The Company has a 5% interest in Dresser Engineering and Constructors, Inc., which is the parent company of Dresser Engineering Company. The capitalized software costs are being amortized over a three-year period using the straight-line method.

Licensed Technology

Licensed technology represents costs incurred by the Company primarily for the retrofit of a plant used for the purpose of demonstrating the Company’s proprietary technology to prospective licensees, which it licenses to third parties under various fee arrangements. These capitalized costs are carried at the lower of amortized cost or realizable value and are being amortized over fifteen years.

Goodwill

Goodwill, which relates to the acquisition of OKON in 1997, the acquisition of PML in 1999 and the acquisition of REN in 2001, is no longer being amortized, and is tested annually for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets.

Production Backlog

In connection with the acquisition of REN in 2001, the Company acquired certain production backlog arising from existing sales contracts. The production backlog was amortized over one year, the term of the contracts.

RENTECH, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2002 (Unaudited)

Note 1 – Description of Business and Summary of Significant Accounting Policies (continued)

Non-Compete Agreement

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

Investment in INICA, Inc.

The Company has a 10% investment in INICA, Inc. The investment is stated at cost. The investment is evaluated periodically for impairment and is carried at the lower of cost or estimated net realizable value.

Investment in Sand Creek

The Company has a 50% investment in Sand Creek Energy, LLC. The investment is accounted for using the equity method of accounting. Under such method, the Company’s proportionate share of net income (loss) is included as a separate item in the statement of operations.

Technology Rights

Technology rights are recorded at cost and are being amortized on a straight-line method over a ten-year estimated life.

Long-Lived Assets

Long-lived assets and identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected future cash flow from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized and measured using the asset’s fair value.

RENTECH, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2002 (Unaudited)

Note 1 – Description of Business and Summary of Significant Accounting Policies (continued)

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

RENTECH, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2002 (Unaudited)

Note 1 – Description of Business and Summary of Significant Accounting Policies (continued)

Cost of Sales Expenses

Cost of sales expenses include direct materials, direct labor, indirect labor, employee fringe benefits and other miscellaneous costs to produce water-based stains, sealers and coatings, to manufacture industrial automation systems and to complete oil and gas field services and technical services.

General and Administrative Expenses

General and administrative expenses include employee’s salaries and fringe benefits, travel, consulting, occupancy, public relations and other costs incurred in each operating segment.

Research and Development Expenses

Research and development expenses include direct materials, direct labor, indirect labor, employee fringe benefits and other miscellaneous costs incurred to develop and refine certain technologies employed in the respective operating segment. These costs are expensed as incurred.

Advertising Costs

The Company recognizes advertising expense when incurred.

Income Taxes

The Company accounts for income taxes under the liability method, which requires an entity to recognize deferred tax assets and liabilities. Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years.

Net Loss Per Common Share

Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS No. 128”) provides for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing income (loss) applicable to common stock by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. For the three months ended December 31, 2002 and 2001, total stock options of 4,902,766 and 4,494,766, total stock warrants of 4,140,836 and 3,992,977, total Series B convertible preferred stock of 0 and 458,516 and total long-term convertible debt of 4,425,898 and 0 were not included in the computation of diluted loss per share because their effect was anti-dilutive.

RENTECH, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2002 (Unaudited)

Note 1 – Description of Business and Summary of Significant Accounting Policies (continued)

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and accounts receivable. The Company’s cash is in demand deposit accounts placed with federally insured financial institutions. Such deposit accounts at times may exceed federally insured limits. The Company has not experienced any losses on such accounts. Concentrations of credit risk with respect to accounts receivable are higher due to a few customers dispersed across geographic areas. The Company reviews a customer’s credit history before extending credit and establishes an allowance for doubtful accounts based upon the credit risk of specific customers, historical trends and other information. Generally, the Company does not require collateral from its customers.

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

Long-Term Debt and Long-Term Convertible Debt

The carrying amount of convertible debt and other debt outstanding also approximates their fair value as of December 31, 2002 and 2001, because interest rates on these instruments approximate the interest rate on debt with similar terms available to the Company.

RENTECH, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2002 (Unaudited)

Note 1 – Description of Business and Summary of Significant Accounting Policies (continued)

Stock Option Plan

The Company applies Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees”, and related interpretations in accounting for all stock option plans. Under APB Opinion 25, compensation cost is recognized for stock options issued to employees when the exercise price of the Company’s stock options granted is less than the market price of the underlying common stock on the date of grant. Statement of Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” requires the Company to provide pro forma information regarding net loss as if compensation cost for the Company’s stock options plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123. To provide the required pro forma information, the Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model. The Company applies Financial Accounting Standards Board (“FASB”) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation (“FIN 44”). FIN 44 clarifies the application of APB Opinion 25 for certain issues related to stock issued to employees.

Comprehensive Loss

Comprehensive loss is comprised of net loss and all changes to the consolidated statement of stockholders’ equity except those changes made due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the three months ended December 31, 2002 and 2001, the Company had no items of comprehensive loss other than net loss; therefore, a separate statement of comprehensive loss has not been presented for these periods.

Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective June 30, 2003 for the Company. The Company believes the adoption of this statement will have no material impact on its consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption of this statement to have a material effect on the Company’s financial statements.

RENTECH, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2002 (Unaudited)

Note 1 – Description of Business and Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

In October 2002, the FASB issued SFAS No. 147 “Acquisitions of Certain Financial Institutions” SFAS No. 147 amends FASB Statements No. 72 and 144 and FASB Interpretations No. 9. The Company does not expect the adoption of this statement to have any material effect on the Company’s financial statements.

In November 2002, the FASB published interpretation No, 45 “Guarantor’s Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. The Interpretation expands on the accounting guidance of Statements No. 5, 57, and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which is being superseded. The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor’s fiscal year-end. The disclosure requirements in the Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company does not expect the adoption of this statement to have any material effect on the Company’s financial statements.

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure”. This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock-based compensation. In addition, SFAS 148 amends the disclosure provision of SFAS 123 to require more prominent disclosure about the effects of an entity’s accounting policy decisions with respect to stock-based employee compensation on reported net income. The effective date for this statement is for fiscal years ended after December 15, 2002. The Company does not expect the adoption of this statement to have a material effect on the Company’s financial statements.

Note 2 – Inventories

Inventories consist of the following:

	December 31, 2002 (Unaudited)	September 30, 2002
Finished goods	$100,555	$77,603
Work in process	381,673	375,392
Raw materials	313,798	304,398

	$796,026	$757,393

RENTECH, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2002 (Unaudited)

Note 3 – Investment in INICA, Inc.

On May 29, 1998, the Company acquired a 10% ownership in INICA, Inc., which is engaged in developing and commercializing emerging technologies, for $3,079,107. In the agreement to acquire an ownership interest in INICA, the Company agreed to repurchase its shares used as part of the purchase price if the market value falls below $0.40. As of December 31, 2002, the Company has not re-acquired any shares under this provision and the Company does not believe that there will be an obligation to re-acquire its shares in the future. The Company’s 10% ownership in INICA includes a 10% ownership interest in the 33% ownership interest of INICA in Global Energy Holdings, LLC. The other 67% owner of Global Energy Holdings, LLC is Millennium Holdings, Inc. (“Millennium”), a wholly owned subsidiary of UniSource Energy Corporation. Global Energy Holdings, LLC was established to manufacture and market flexible photovoltaic (PV) modules. The Company’s investment with INICA also enabled the Company to acquire interests in other technology ventures with INICA, all of which are owned by Infinite Power Solutions, Inc. INICA owns 33% of Infinite Power Solutions and Millennium owns the other 67%. The Company and INICA have reached an agreement under which the Company would exchange its 10% ownership in INICA for a 2.375% ownership in Global Energy Holdings, LLC and a 3.75% ownership in Infinite Power Solutions, Inc. The exchange is subject to approval by Millennium Energy Holdings, Inc.

Note 4 – Investment in Sand Creek

On January 7, 2000, the Company and Republic Financial Corporation (“Republic”) through Sand Creek Energy, LLC (SCE) purchased the “Sand Creek” methanol facility and all the supporting infrastructure, buildings and the underlying 17-acre site. The Company and Republic do not expect to use the Sand Creek plant for commercial production of liquid hydrocarbons. Instead, the Company may sell some or all of the assets of SCE. The Company is offering the site, including all improvements, for sale.

The owner of the facility is SCE, which is 50 percent owned by Rentech Development Corp., a wholly owned subsidiary of the Company, and 50 percent owned by RFC-Sand Creek Development, LLC, a wholly-owned subsidiary of Republic Financial Corporation. In connection with the acquisition of the facility, SCE assumed certain commitments with third parties. The Company and Republic guaranteed the full and punctual performance and payment by SCE of all of SCE’s obligations with respect to this facility. SCE received an unconditional release from Public Service Company of Colorado and Conoco on October 16, 2001 for certain natural gas purchase obligations of the facility. As a result, the aggregate liability of the Company under this guaranty was reduced from $4,000,000 to $0.

For the three months ended December 31, 2002 and 2001, the Company has contributed $41,094 and $68,940 to SCE and has recognized $56,423 and $86,966 related to its equity in SCE’s losses. As of December 31, 2002 and September 30, 2002, the Company had a $17,462 and a $17,966 receivable due from SCE. As of December 31, 2002 and 2001, SCE had no short-term or long-term debt.

RENTECH, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2002 (Unaudited)

Note 5 – Long-Term Convertible Debt

On February 25, 2002, the Company issued four convertible long-term notes totaling $2,250,000 to existing stockholders of the Company. The notes bear interest at 8.5% and mature on February 25, 2006, with all unpaid principal and interest due at that time. Monthly payments on the notes of $19,526 commenced on April 1, 2002. The notes are convertible into no more than 4,500,000 shares of the Company’s common stock, less two shares for every dollar of principal reduction of the notes paid in the form of cash. Until the first anniversary date of the notes, the Lenders may elect to convert part or all of the principal balance into common stock at a conversion price of $.50 per share if the market price of the common stock on the conversion date is $.50 per share or higher. Conversion will not be permitted during the first year if the market price on the conversion date is less than $.50 per share. At any time following the first anniversary date of the notes, the Lenders may elect to convert part or all of the principal balance into common stock at a conversion price of $.50 per share, provided, however, that no conversions shall be made if the market price is less than $.50 per share on the conversion date. Starting on the first day of the thirteenth calendar month following the date of the notes, and continuing on the first day of each succeeding month until the notes are paid in full, principal in the amount of one-thirty-sixth of the declining principal balance of the notes shall automatically convert into the Company’s common stock at a conversion price of $.50 per share. If the average daily market price for the seven trading days preceding the first day of such calendar month is less than $.50 per share, the difference between $.50 per share and the average of the seven trading days preceding the date of conversion shall be multiplied by the number of shares issued to the Lenders as a result of the conversion, and the resulting dollar amount shall be added to the principal balance of the notes. The notes are secured by the assets of OKON, Inc., including the capital stock of that company.

Note 6 – Lines of Credit

On February 25, 2002, the Company entered into a $1,000,000 business line of credit agreement with Premier Bank through its 56% owned subsidiary, REN. The line of credit matures on March 1, 2003, at which time all unpaid principal and interest is due. The line of credit bears interest at prime plus 1.5% (5.75% at December 31, 2002), and interest is accrued monthly. Payments of principal are tied to the receipt of accounts receivable from Caterpillar, Inc. by REN. On February 27, 2002, the Company purchased a $500,000 certificate of deposit with Premier Bank, to be used as collateral on the line of credit. The $500,000 certificate of deposit is shown as restricted cash on the Company’s balance sheet. Interest on the certificate of deposit is paid to the Company on a monthly basis, and the certificate matured on December 31, 2002. The certificate will remain with Premier Bank until the line of credit matures. The line of credit is also collateralized by the first deed of trust on the real property of Petroleum Mud Logging, Inc. and REN. The line of credit is guaranteed by Rentech, Petroleum Mud Logging, Inc. and the minority shareholder of REN. The balance of this line of credit at December 31, 2002 was $570,841.

On September 27, 2002, the Company entered into a $500,000 business line of credit agreement with the Bank of Denver. The line of credit is due on demand. If no demand is made, the line of credit matures on June 1, 2003, at which time all unpaid principal and interest is due. The line of credit bears interest at the Bank of Denver Base Rate plus 0.5% (6.75% at December 31, 2002), and interest is accrued monthly. The

RENTECH, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2002 (Unaudited)

Note 6 – Lines of Credit (continued)

line of credit is collateralized by all inventory, accounts receivable and equipment of Rentech. In addition, the line of credit it guaranteed by the building in which our research and development laboratory resides, 1,000,000 shares of the Company’s common stock consisting of 200,000 shares each owned by five officers of the Company and the residence of one of the officers of the Company. The balance of this line of credit at December 31, 2002 was $500,000.

Note 7 – Stockholders’ Equity

Common Stock

During the three months ended December 31, 2002, the Company issued 2,000 shares of its common stock upon the exercise of stock options for cash proceeds of $820. The Company also issued 300,000 shares of its common stock in payment for directors fees for fiscal 2002 as well as prepayment for directors fees for fiscal 2003 and fiscal 2004. The Company will not distribute the shares attributable to fiscal 2003 and fiscal 2004 until the end of each fiscal year.

Note 8 – Commitments and Contingencies

Employment Agreements

The Company has entered into various employment agreements with five of its officers that extend from January 1, 2001 to December 31, 2003. In the event that the Company terminates an officer’s employment for any other reason other than for cause, the Company shall pay the officer his compensation for the remainder of the term or one year, whichever is greater. In addition, the Company has employment agreements with three other officers with expiration dates from March 31, 2003 through August 31, 2004. These three employment agreements with the other officers provide for various settlements upon termination of employment. One employment agreement indicates that no additional obligation exists upon termination of employment unless it is related to the event of death; then the Company shall continue to pay the employee’s estate the employee’s salary for the remainder of the term. The second employment agreement indicates that in the event that the Company terminates the officer’s employment for any other reason other than for cause, the Company shall pay the officer his compensation for the remainder of the term. The third employment agreement indicates that if the officer’s employment with the Company terminates for any reason, the officer will receive twelve months of compensation in addition to any accrued vacation. The employment agreements set forth annual compensation to the eight officers of between $52,000 and $238,383 each. The Company’s total future obligations under employment agreements as of December 31, 2002 are $761,669 (2003) and $273,026 (2004). Compensation is adjusted annually based on the cost of living index. During fiscal 2000, the Company began to defer the payment of a portion of the compensation of certain officers of the Company. The deferral has continued through December 31, 2002. As of December 31, 2002 and September 30, 2002, the Company had deferred compensation of $473,985 and $419,036.

RENTECH, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2002 (Unaudited)

Note 8 – Commitments and Contingencies (continued)

Retirement Plans

On January 1, 1998, the Company established a 401(k) plan. Employees who are at least 21 years of age are eligible to participate in the plan and share in the employer matching contribution. The employer is currently matching 75% of the first 6% of the participant’s salary deferrals. All participants who have completed 1,000 hours of service and who are employed on the last day of the plan year are eligible to share in the non-matching employer contributions. Employer matching and non-matching contributions vest immediately in years in which the plan is not top heavy. During years in which the plan is top heavy, employer matching and non-matching contributions vest 100% after three years of service. The Company contributed $39,461 and $26,833 to the plan during the three months ended December 31, 2002 and 2001.

Operating Leases

The Company leases office space under a non-cancelable operating lease, which expires October 31, 2003, with a renewal option for an additional five years. The Company also leases office and warehouse space for its OKON operation, under a lease, which expires during March 2005. The Company also has various operating leases, which expire through August 2004.

Litigation

Rentech owns 56 percent of Ren Corporation, which produces automated systems that test equipment produced by manufacturers of industrial equipment. A judgment was entered on October 29, 2002, in a civil action Ren Corporation brought against Case Corporation to collect an account receivable. The contract had been awarded in January 1998, before Rentech’s acquisition of its interest in Ren. The judgment, entered in the U.S. District Court for Oklahoma, denied Ren’s collection claim and awarded judgment in favor of Case Corporation on its claim against Ren for a breach of a condition of the contract. The judgment is in the amount of $325,795 plus costs and interest. Ren intends to appeal the judgment. Judgment amounts payable after appeal, if any, are payable out of the 44 percent of Ren Corporation that is not owned by Rentech.

RENTECH, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2002 (Unaudited)

Note 9 – Costs and Estimated Earnings on Uncompleted Contracts

The costs and estimated earnings related to uncompleted contracts are summarized as follows:

	December 31, 2002 (Unaudited)	September 30, 2002
Costs incurred on uncompleted contracts	$629,269	$1,078,235
Estimated earnings	797,592	551,820

Total costs incurred and estimated earnings	1,426,861	1,630,055
Less billings to date	(807,532)	(986,113)

	$619,329	$643,942

Included in the accompanying balance sheet under the following captions:

	December 31, 2002 (Unaudited)	September 30, 2002
Costs and estimated earnings in excess of billings on uncompleted contracts	$619,329	$788,727
Billings in excess of costs and estimated earnings on uncompleted contracts	—	(144,785)

	$619,329	$643,942

There were no amounts included in accounts receivable at December 31, 2002 or 2001 for amounts billed but not collected in accordance with retainage provisions of contracts.

RENTECH, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2002 (Unaudited)

Note 10 – Goodwill and Other Intangibles

Effective October 1, 2001, the Company elected early adoption of SFAS No. 142, which is permitted for entities with fiscal years beginning after March 15, 2001. As of October 1, 2001, the Company had $1,281,807 in unamortized goodwill. In accordance with the provisions of SFAS No. 142, the Company has ceased amortization of goodwill from the acquisitions of OKON and PML and has not amortized goodwill from the acquisition of REN. In accordance with SFAS No. 142, the Company has six months from the initial date of adoption to complete a transitional impairment test of goodwill. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of the Company’s fiscal year. The Company completed an impairment test as of September 30, 2002 and determined that there is no impact on the Company’s financial position and results of operations, as goodwill is not impaired. Goodwill will be tested annually and whenever events and circumstances occur indicating that goodwill might be impaired. Upon the adoption of SFAS No. 142, the Company evaluated the useful lives of its existing identifiable intangible assets and determined that the existing useful lives are appropriate.

The Company recorded $151,646 in amortization expense during the three months ended December 31, 2002, and estimates expense of approximately $454,000 during the remainder of the fiscal year ended September 30, 2003, and approximately $369,000, $290,000 and $290,000 in each of the fiscal years ending September 30, 2004, 2005 and 2006.

The following table summarizes the activity in goodwill for the periods indicated:

	Three Months Ended December 31, 2002 (Unaudited)	Year Ended September 30, 2002
Paints:
Beginning balance	$839,841	$839,841
Additions	—	—
Amortization	—	—

	$839,841	$839,841

Oil and gas field services:
Beginning balance	$166,713	$166,713
Additions	—	—
Amortization	—	—

	$166,713	$166,713

RENTECH, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2002 (Unaudited)

Note 10 – Goodwill and Other Intangibles (continued)

	Three Months Ended December 31, 2002 (Unaudited)	Year Ended September 30, 2002
Industrial automation systems:
Beginning balance	$275,253	$504,814
Additions	—	—
Reclassifications	—	(229,561)
Amortization	—	—

	$275,253	$275,253

Total goodwill:
Beginning balance	$1,281,807	$1,511,368
Additions	—	—
Reclassifications	—	(229,561)
Amortization	—	—

	$1,281,807	$1,281,807

The following table summarizes the activity for intangible assets subject to amortization:

	Three Months Ended December 31, 2002 (Unaudited)	Year Ended September 30, 2002
Licensed technology and technology rights
Gross carrying amount	$3,718,895	$3,718,895
Accumulated amortization	(2,285,791)	(2,221,401)

	$1,433,104	$1,497,494

Aggregate amortization expense	$64,390	$257,556

Other intangibles:
Gross carrying amount	$1,276,310	$1,276,310
Accumulated amortization	(844,259)	(757,003)

	$432,051	$519,307

Aggregate amortization expense	$87,256	$487,380

RENTECH, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2002 (Unaudited)

Note 10 – Goodwill and Other Intangibles (continued)

	Three Months Ended December 31, 2002 (Unaudited)	Year Ended September 30, 2002
Total intangible assets subject to amortization:
Gross carrying amount	$4,995,205	$4,995,205
Accumulated amortization	(3,130,050)	(2,978,404)

	$1,865,155	$2,016,801

Aggregate amortization expense	$151,646	$744,938

The following table summarizes the effect of SFAS No. 142 on loss applicable to common stock per share loss:

	Three Months Ended December 31,
	2002	2001
	(Unaudited)	(Unaudited)

Reported loss applicable to common stock	$(1,391,171)	$(1,444,003)
Add back: goodwill amortization	—	—

Adjusted loss applicable to common stock	$(1,391,171)	$(1,444,003)

Reported per share loss	$(0.02)	$(0.02)
Add back: goodwill amortization	—	—

Adjusted per share loss	$(0.02)	$(0.02)

RENTECH, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2002 (Unaudited)

Note 10 – Goodwill and Other Intangibles (continued)

	Three Months Ended September 30,		For the Years Ended September 30,
	2002	2001	2002	2001
	(Unaudited)	(Unaudited)

Reported loss applicable to common stock	$(1,235,671)	$(4,111,088)	$(5,469,545)	$(7,254,306)
Add back: goodwill amortization	—	27,993	—	98,351

Adjusted loss applicable to common stock	$(1,235,671)	$(4,083,095)	$(5,469,545)	$(7,155,955)

Reported per share loss	$(0.02)	$(0.06)	$(0.08)	$(0.11)
Add back: goodwill amortization	—	—	—	—

Adjusted per share loss	$(0.02)	$(0.06)	$(0.08)	$(0.11)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2002	2001	2002	2001
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Reported loss applicable to common stock	$(1,092,019)	$(692,873)	$(4,233,874)	$(3,143,218)
Add back: goodwill amortization	—	23,453	—	70,358

Adjusted loss applicable to common stock	$(1,092,019)	$(669,420)	$(4,233,874)	$(3,072,860)

Reported per share loss	$(0.02)	$(0.01)	$(0.06)	$(0.05)
Add back: goodwill amortization	—	—	—	—

Adjusted per share loss	$(0.02)	$(0.01)	$(0.06)	$(0.05)

RENTECH, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2002 (Unaudited)

Note 10 – Goodwill and Other Intangibles (continued)

	Three Months Ended March 31,		Six Months Ended March 31,
	2002	2001	2002	2001
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Reported loss applicable to common stock	$(1,697,853)	$(1,106,539)	$(3,141,856)	$(2,450,346)
Add back: goodwill amortization	—	23,452	—	46,905

Adjusted loss applicable to common stock	$(1,697,853)	$(1,083,087)	$(3,141,856)	$(2,403,441)

Reported per share loss	$(0.02)	$(0.02)	$(0.05)	$(0.04)
Add back: goodwill amortization	—	—	—	—

Adjusted per share loss	$(0.02)	$(0.02)	$(0.05)	$(0.04)

Note 11 – Segment Information

The Company operates in four business segments as follows:

Alternative fuels—The Company develops and markets processes for conversion of low-value, carbon-bearing solids or gases into valuable liquid hydrocarbons.

Paints—The Company manufactures and distributes water-based stains, sealers and coatings.

Oil and gas field services—The Company is in the business of logging the progress of drilling operations for the oil and gas industry.

Industrial automation systems—The Company is in the business of manufacturing complex microprocessor controlled industrial automation systems primarily for the fluid power industry.

The Company’s reportable operating segments have been determined in accordance with the Company’s internal management structure, which is organized based on operating activities. The accounting policies of the operating segments are the same as those described in the summary of accounting policies. The Company evaluates performance based upon several factors, of which the primary financial measure is segment-operating income.

RENTECH, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2002 (Unaudited)

Note 11 – Segment Information (continued)

	Three Months Ended December 31,
	2002	2001
Revenues:
Alternative fuels	$410,749	$1,115,564
Paints	307,200	389,665
Oil and gas field services	663,131	707,921
Industrial automation systems	611,132	298,304

	$1,992,212	$2,511,454

Income (loss) from operations:
Alternative fuels	$(1,086,032)	$(996,296)
Paints	(121,875)	(106,019)
Oil and gas field services	11,458	44,030
Industrial automation systems	(79,318)	(205,405)

	$(1,275,767)	$(1,263,690)

Depreciation and amortization:
Alternative fuels	$193,519	$214,216
Paints	5,187	15,328
Oil and gas field services	30,928	32,152
Industrial automation systems	26,947	66,170

	$256,581	$327,866

Equity in net loss of investees:
Alternative fuels	$(56,423)	$(86,966)

Expenditures for additions of long-lived assets:
Alternative fuels	$6,398	$28,424
Paints	1,483	17,476
Oil and gas field services	8,514	32,259
Industrial automation systems	3,122	12,084

	$19,517	$90,243

Investment in equity method investees:
Alternative fuels	$(21,193)	$(20,695)

Total assets:
Alternative fuels	$8,789,472	$8,663,725
Paints	1,320,791	1,348,068
Oil and gas field services	2,070,173	2,214,188
Industrial automation systems	2,207,438	2,270,934

	$14,387,874	$14,496,915

RENTECH, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2002 (Unaudited)

Note 12 – Contract Liability

On January 18, 2001, the Company was granted a services contract by the Wyoming Business Council, Energy Section, Investment Ready Communities Division (“WBC”). Under the contract, Rentech received $800,000 to finance a Gas-to-Liquids (“GTL”) feasibility study within the State. On February 9, 2001, the Company received the first $750,000 payment as per the terms of the contract. The WBC funding was used to evaluate two potential GTL projects utilizing Rentech’s patented and proprietary Fischer-Tropsch Gas-to-Liquids technology. Phase I involved studying the feasibility of retrofitting a portion of an existing methanol facility in Wyoming. Phase II involved the study of the feasibility of constructing a separate greenfield plant at the same site. The Company delivered the feasibility study in December 2001 and recognized $800,000 in revenue under the contract. The Company determined that it was not feasible to proceed with the conversion of the Wyoming facility as well as conversions of methanol facilities worldwide. Therefore, since the Company has fulfilled its obligations, the Company recognized $800,000 as revenue under the contract during the three months ended December 31, 2001 in accordance with SFAS No. 68 “Research and Development Arrangements”. If in fact the Company chooses to proceed with the conversion of a methanol facility worldwide at any time in the future, the Company would be required to repay to the WBC the grant at the rate of 120% of the original $800,000 for a total amount not to exceed $960,000, over a period of time not to exceed six years. The repayment would only be from a 5% share of royalties from the conversion of methanol facilities to the Rentech GTL Technology worldwide. Based on the conclusions reached in the study, the Company does not intend to proceed with an application of its technology in a methanol facility.

Note 13 – Subsequent Events

On January 26, 2003, the Company issued 100,000 shares of its common stock upon the exercise of stock options in partial settlement of deferred compensation of $82,000.

As of February 10, 2003, the Company entered into six convertible short-term notes totaling $332,500 with existing stockholders of the Company. The notes bear interest at 9% and mature in twelve months, with all unpaid principal and interest due at that time. Within the first one-hundred and twenty days, the notes may be converted in whole or in part into unregistered common stock of the Company at a conversion rate of $0.45 per share if the closing market price for the Company’s common stock for three consecutive days exceeds $1.00 per share. After the first one-hundred and twenty days, the notes may be converted in whole or in part into unregistered common stock of the Company at a conversion rate of $0.45 per share without respect to the closing market price of the Company’s common stock.

RENTECH, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2002 (Unaudited)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001

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

Valuation of Long-Lived Assets, Intangible Assets and Goodwill. We must assess the realizable value of long-lived assets, intangible assets and goodwill for potential impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In assessing the recoverability of our goodwill and other intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. In addition, we must make assumptions regarding the useful lives of these assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets. Effective October 1, 2001, we elected early adoption of SFAS No. 142, and were required to analyze goodwill for impairment. We completed an impairment test as of September 30, 2002 and determined that goodwill was not impaired. As of December 31, 2002, we evaluated our long-lived assets and intangible assets for potential impairment. Based upon our evaluation, no impairment charge was recognized.

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

RENTECH, INC. AND SUBSIDIARIES

Results of Operations

Revenues. We had revenues from product sales, service revenues and royalty income of $1,992,212 and $2,511,454 for the three months ended December 31, 2002 and 2001, a decrease in the quarter ended December 31, 2002 of 21%.

Product Sales. Our product sales were realized from sales of water-based stains, sealers and coatings by our subsidiary OKON, Inc., through which we conduct this paint business segment. These sales produced revenues of $307,200 during the three months ended December 31, 2002. This compares to revenues from this segment of $389,663 for the three months ended December 31, 2001, a decrease of 21%. The decrease in revenue from this segment compared to the prior year was due to an industry-wide reduction in inventory purchasing and stocking levels by customers, resulting from construction slow-downs in our primary distribution markets.

Service Revenues. Service revenues are provided by three of our business segments. The segments are the oil and gas field services segment, the industrial automation systems segment and the Rentech GTL Technology technical services portion of the alternative fuels segment. The technical services are provided through the scientists and technicians who staff our development and testing laboratory. In addition, the alternative fuels segment includes rental income from our leases to third parties of space in the development and testing laboratory building.

Service revenues in the amount of $663,131 were derived from contracts for the oil and gas field services provided by our subsidiary Petroleum Mud Logging, Inc. during the three months ended December 31, 2002. Our oil and gas field service revenues for the first quarter of fiscal 2003 decreased by $44,790, or 6%, from the service revenues of $707,921 during the three months ended December 31, 2001. The decrease in oil and gas field services revenue was due to decreased demand for our mud logging services, resulting from a substantial decrease in drilling for new natural gas wells in our service market.

Service revenues in the amount of $611,132 during the three months ended December 31, 2002 and $298,304 during the three months ended December 31, 2001 were derived from contracts for the manufacture of complex microprocessor controlled industrial automation systems by our 56% owned subsidiary, REN Corporation. The increase of $312,828 during the first quarter of fiscal 2003 was due to the progression of work on the Caterpillar contracts which had not been started during the first quarter of fiscal 2002.

Service revenues also include revenue earned for technical services provided to certain customers with regard to the Rentech GTL Technology. These technical services were performed at our development and testing laboratory. Our service revenues for these technical services were $325,587 during the three months ended December 31, 2002, including $280,795 from Texaco and $44,792 from other customers, as compared to $1,027,863, including $227,863 from Texaco and $800,000 from other customers, during the three months ended December 31, 2001. Compared to the prior quarter, our service revenues from these technical services decreased by $702,276 or 68%. The decrease during the three months ended December 31, 2002 was primarily due to the recognition of $800,000 in revenue upon the completion of the study for the Wyoming Business Council during the three months ended December 31, 2001, while there was no such revenue recognized during the three months ended December 31, 2002. The decrease in revenue during the first quarter of fiscal 2003 also resulted from a decrease in revenue from Texaco of $52,932 as

RENTECH, INC. AND SUBSIDIARIES

Results of Operations (continued)

compared to the first quarter of fiscal 2002. The work from Texaco decreased due to the timing of its assignment of work to us to fulfill our subcontract with Texaco for its contract with the U.S. Department of Energy for the development of a model for an energy plant that produces both transportation fuels and electricity. These decreases were partially offset by an increase of $44,792 in revenue from customers other than Texaco and the Wyoming Business Council during the quarter ended December 31, 2002 as compared to no such revenue during the quarter ended December 31, 2001. These new revenues resulted from additional contracts awarded in fiscal 2003 as a result of our marketing efforts.

Service revenues included rental income as well. We leased part of our development and testing laboratory building in Denver, which was acquired in February 1999, to a tenant. Rental income from this tenant contributed $25,162 in revenue during the three months ended December 31, 2002 as compared to $27,701 during the three months ended December 31, 2001. Rental income is included in our alternative fuels segment.

Royalty Income. Royalty income consisted of royalties that we received as a result of our October 1998 license of the Rentech GTL Technology to Texaco. Under the license agreement, we earned $60,000 in royalties during the quarters ended December 31, 2002 and 2001. After Texaco is producing liquid hydrocarbons through the use of our technology, it is allowed by the license agreement to apply the royalty payments made after the initial $100,000 payment against future royalty payments made on account of production. Royalty income is included in our alternative fuels segment.

Costs of Sales. Our costs of sales include costs for our OKON products as well as for our oil and gas field services; technical services, including research and development contract costs and industrial automation services. During the three months ended December 31, 2002, the combined costs of sales were $1,232,502 compared to $1,319,355 during the three months ended December 31, 2001. The decrease for the three months ended December 31, 2002 resulted from lower market demand for our products, oil and gas field services and alternative fuels segment services, offset by an increase for the industrial automation systems segment.

Costs of sales for product sales are the cost of sales of our paint business segment for sales of stains, sealers and coatings. During the three months ended December 31, 2002, our costs of sales for the paint segment decreased by $48,865 or 24% to $155,772, as compared to the three months ended December 31, 2001. Of the decrease for the current year, 53% was related to the reduced cost of raw materials used in the manufacturing process. This reduction reflected the competitive effect of the slow-down in construction on the producers of raw materials. The remaining 47% was related to various other costs which decreased as a direct result of the decrease in product sales. Product sales decreased during the first quarter of fiscal 2003 due to a continued industry-wide reduction in inventory purchasing and stocking levels by customers, resulting from construction slow-downs in our primary distribution markets.

Costs of sales for oil and gas field services were $496,629 during the three months ended December 31, 2002, down from $529,529 during the three months ended December 31, 2001, a decrease of $32,900 or 6%. The decrease in costs of sales stems from a lower level of work performed by this segment. The decrease for the current quarter is comprised of a $38,146 decrease in field labor, a $10,040 decrease in field living expenses and a decrease of $7,518 in other costs related to having fewer mud logging vehicles

RENTECH, INC. AND SUBSIDIARIES

Results of Operations (continued)

in the field. These decreases were offset by a $22,804 increase in employee benefits and other insurance costs. The decrease in work performed by our oil and gas field services segment resulted from a substantial decrease in drilling for new natural gas wells in our service market.

Costs of sales for the industrial automation systems segment were $423,258 during the three months ended December 31, 2002 as compared to $296,141 during the three months ended December 31, 2001. The increase of $127,117 during the quarter resulted from increased contract work, which produced 105% more revenue from this segment than in the first quarter of fiscal 2002. The increase in revenue for the first quarter of fiscal 2003 was due to the progression of work on the Caterpillar contracts which had not been started during the first quarter of fiscal 2002.

Costs of sales for technical services were $156,843 during the first quarter of fiscal 2003, down from $164,048 during the first quarter of fiscal 2002. These costs decreased $7,205, or 4% as a result of less work for Texaco during the fiscal 2003 quarter but were partially offset by additional work for other customers. Revenues from Texaco decreased, and revenues from other customers increased due to the timing of awarding contracts for studies to us.

Costs of sales also includes research and development contract costs of $125,000 during the three months ended December 31, 2001, as compared to no such costs during the three months ended December 31, 2002. These costs consisted of engineering and labor costs incurred on the completion of the Wyoming Business Council contract. These costs were incurred when we completed our engineering work on the project and the delivery of our final report during the fiscal 2002 quarter.

Gross Profit. Our gross profit for the three months ended December 31, 2002 was $759,710, as compared to $1,192,099 for the three months ended December 31, 2001. The decrease of $432,389 or 36% resulted from a combination of the results of each of our operating segments. The gross profit contribution of our paint segment decreased during the three months ended December 31, 2002 by $33,600 as compared to the three months ended December 31, 2001, while the contribution of our oil and gas field services segment decreased by $11,890, the contribution from technical services decreased by $570,071 and the contribution from rental income decreased by $2,539. These decreases were partially offset by an increase of $185,711 in gross profits from the industrial automation systems segment during the three months ended December 31, 2002 as compared to the three months ended December 31, 2001.

Operating Expenses. Operating expenses consist of general and administrative expense, depreciation and amortization and research and development.

General and Administrative Expenses. General and administrative expenses were $1,750,233 during the three months ended December 31, 2002, down $257,831, or 13%, from the three months ended December 31, 2001 when these expenses were $2,008,064. Of the decrease for the quarter, 74% is related to the write-off of the notes receivable from Dresser Engineering during the first quarter of fiscal 2002. The other 26% is due to various other decreases, none of which are material.

RENTECH, INC. AND SUBSIDIARIES

Results of Operations (continued)

Depreciation and Amortization. Depreciation and amortization expenses during the three months ended December 31, 2002 and 2001 were $256,581 and $327,866. Of these amounts, $56,605 and $35,442 were included in costs of sales. Of the decrease of $71,285, 58% was related to amortization of production backlog, which became fully amortized during fiscal 2002. The remainder of the decrease resulted from certain fixed assets becoming fully depreciated during the first quarter of fiscal 2003.

Research and Development. Research and development expenses were $85,268 during the three months ended December 31, 2002. These expenses decreased by $70,033 from the three months ended December 31, 2001, when they were $155,301. These expenses decreased upon our completion of our extensive testing of catalyst life and efficiency as well as other aspects of our technology.

Total Operating Expenses. Total operating expenses during the first quarter of fiscal 2003 were $2,035,477, as compared to $2,455,789 during the first quarter of fiscal 2002, a decrease of $420,312. The decrease in total operating expenses as compared to the first quarter of fiscal 2002 is a result of the decreases in general and administrative expenses of $257,831, depreciation and amortization charges included in operating expenses of $92,448 and a decrease in research and development expenses of $70,033.

Loss From Operations. Loss from operations during the three months ended December 31, 2002 increased by $12,077 to a loss of $1,275,767, as compared to a loss of $1,263,690 during the three months ended December 31, 2001. The increased loss compared to the first quarter of fiscal 2002 resulted from a decrease in gross profit of $432,389, which was partially offset by a decrease in total operating expenses of $420,312 during the first quarter of fiscal 2003.

Other Income (Expenses). Other income (expenses) includes equity in loss of investee, interest income, interest expense and gain on disposal of fixed assets.

Equity in Loss of Investee. During the three months ended December 31, 2002, we recognized $56,423 in equity in loss of investee, as compared to $86,966 during the three months ended December 31, 2001. This represents our 50% share of the loss incurred by our joint venture in Sand Creek Energy LLC. The LLC is holding and maintaining the mothballed Sand Creek methanol plant. The decrease in equity in loss of investee is due to a decrease in insurance and other maintenance costs of the facility.

Interest Income. Interest income during the three months ended December 31, 2002 was $5,300, decreased from $5,703 during the three months ended December 31, 2001. The decrease in interest income was due to having fewer funds invested in interest-bearing cash accounts.

Interest Expense. Interest expense during the three months ended December 31, 2002 was $99,636, increased from $30,351 during the three months ended December 31, 2001. The increase in interest expense is the result of the addition of the convertible notes payable.

Gain on Disposal of Fixed Assets. Gain on disposal of fixed assets was $1,200 during the first quarter of fiscal 2002, with no comparable amount during the first quarter of fiscal 2003. This gain represents the disposal of a vehicle.

RENTECH, INC. AND SUBSIDIARIES

Results of Operations (continued)

Total Other Expenses. Total other expenses increased to $150,759 during the first quarter of fiscal 2003 from total other expenses of $110,414 during the first quarter of fiscal 2002. The increase in total other expenses of $40,345 resulted from a decrease in equity in loss of investee of $30,543; a decrease in interest income of $403; an increase in interest expense of $69,285; and a decrease in gain on disposal of fixed assets of $1,200.

Minority Interest in Subsidiary’s Net Loss. The minority interest in subsidiary’s net loss of $35,355 during the three months ended December 31, 2002, as compared to $67,033 during the three months ended December 31, 2001, resulted from our ownership of 56% of REN Corporation.

Net Loss. For the quarter ended December 31, 2002, we experienced a net loss of $1,391,171 compared to a net loss of $1,307,071 during the quarter ended December 31, 2001. The increase of $84,100 resulted from an increase in loss from operations of $12,077, an increase in total other expenses of $40,345 and a decrease in minority interest in subsidiary’s net loss of $31,678.

Dividend Requirements on Convertible Preferred Stock. Dividend requirements on convertible preferred stock is the imputed amount calculated when there is a discount from fair market value when we issue our convertible preferred stock, plus the 9% dividend that accrues on the convertible preferred stock. The dividends are deducted from net loss in order to arrive at loss applicable to common stock. During the three months ended December 31, 2001, we issued convertible preferred stock, and recorded dividends of $136,932, compared to no such dividends for the three months ended December 31, 2002.

Loss Applicable to Common Stock. As a result of recording no dividends on convertible preferred stock during the first quarter of fiscal 2003 and $136,932 during the first quarter of fiscal 2002, the loss applicable to common stock was $1,391,171 or $0.02 per share during the quarter ended December 31, 2002 and $1,444,003 or $0.02 per share during the quarter ended December 31, 2001.

Liquidity and Capital Resources

At December 31, 2002, we had negative working capital of $268,763, as compared to positive working capital of $775,686 at September 30, 2002. The decrease in working capital was primarily due to the decrease in accounts receivable resulting from the timing of billings to Caterpillar by our 56% owned subsidiary REN Corporation as well as the use of cash for operations. These decreases were partially offset by payments on lines of credit and accrued liabilities.

As of December 31, 2002, we had $3,397,203 in current assets, including accounts receivable of $658,235. At that time, our current liabilities were $3,665,966. We had long-term liabilities of $3,247,963. Most of our long-term liabilities relate to our long-term convertible debt as well as our mortgage on our development and testing laboratory.

The primary source of our liquidity has been equity capital contributions. We added an additional source of liquidity in March 1997 by the purchase of OKON, Inc., which conducts our paint business segment. We have received royalties from granting Texaco a license for use of the Rentech GTL Technology in October 1998. We have also had service revenues from Texaco since we started billing it for technical

RENTECH, INC. AND SUBSIDIARIES

Liquidity and Capital Resources (continued)

services relating to the Rentech GTL Technology, in April 1999. This work is being undertaken to integrate the Texaco gasification technology with our Rentech GTL Technology. We added another source of liquidity with the purchase in June 1999 of the mud logging assets that we operate through Petroleum Mud Logging, Inc. as our oil and gas field services segment. Finally, we added another source of liquidity with the purchase in August 2001 of 56% of REN Corporation, which manufactures complex microprocessor controlled industrial automation systems. We believe that OKON, activities at the development and testing laboratory, PML and REN will provide positive cash flow during the second-half of fiscal 2003. We and our co-owner are offering the mothballed Sand Creek methanol plant, in which we own a one-half interest, for sale.

Our principal needs for liquidity in the past have been to fund working capital, pay for research and development of the Rentech GTL Technology, pay the costs of acquiring and initially funding the paint, oil and gas field services and industrial automation segments and to invest in the advanced technologies of INICA, Inc.

We anticipate needs for substantial amounts of new capital for projects for commercializing the Rentech GTL Technology, to purchase property and equipment, and to continue significant research and development programs for the GTL projects we are considering. We expect to undertake these types of expenditures in efforts to commercialize the technology in one or more plants in which we may acquire partial ownership. Even if we succeed in obtaining construction loans secured by such projects, we expect to need significant amounts of capital as our required share of the total investment in these projects. We may attempt to fund some of these project costs through sales of some part of our ownership, if we have any, in any plant in which we may obtain an ownership interest.

From our inception on December 18, 1981 through December 31, 2002, we have incurred losses in the amount of $32,294,812. For the quarter ended December 31, 2002, we recognized a $1,391,171 net loss. If we do not operate at a profit in the future, we may be unable to continue operations at the present level. As of December 31, 2002, we had a cash balance of $155,768. We have been successful in the past in raising equity financing. For the years ended September 30, 2002, 2001 and 2000, we received cash proceeds from the issuance of common stock of $1,456,724, $2,332,005 and $6,951,913. For the years ended September 30, 2002, 2001 and 2000, we have received cash proceeds from the issuance of convertible preferred stock of $500,000, $793,673 and $150,000.

In order to achieve our objectives as planned for fiscal 2003, we have secured commitments through debt and equity securities which we believe will meet all of our expected cash requirements for fiscal 2003. We do not expect to use convertible preferred stock to fund our cash requirements for fiscal 2003. In addition, we are in negotiations to sell all or some of the assets of Sand Creek Energy, LLC, a company in which we have a 50% interest and which owns the Sand Creek methanol plant. We are currently funding 50% of the expense of maintaining this facility at a cost of approximately $18,000 per month. We believe that with our current available cash, revenues from operations, additional debt and equity financing and the potential sale of assets, we will be able to meet our cash operating requirements through September 30, 2003.

RENTECH, INC. AND SUBSIDIARIES

Liquidity and Capital Resources (continued)

It is our goal to obtain one or more additional licensees who would finance and operate a commercial scale plant using our Rentech GTL Technology. We believe that economic use of the Rentech GTL Technology in such a plant would lead to commercial use of our technology by others and additional revenues from license fees, engineering services, royalties and catalyst sales.

IF FINANCING IS NOT AVAILABLE TO US, WE WILL NOT HAVE THE CAPITAL REQUIRED TO ACQUIRE INTERESTS IN ONE OR MORE PLANTS.

A lack of financing could delay a licensee’s development of a commercial-scale plant and consequently delay entry of the Rentech GTL Technology into the commercial market.

In October 1998, we entered into a license agreement with Texaco Energy Systems, Inc. for integration of our Rentech GTL Technology with Texaco’s gasification technology. We are performing technical services work for Texaco. These services are focused on assisting Texaco with its performance under the DOE contract for the Early Entrance Co-production Plant. This is a project to develop a model for an energy plant that produces both transportation fuels and electricity.

TEXACO COULD TERMINATE THE LICENSE AGREEMENT WE HAVE GRANTED TO IT. IN ADDITION, TEXACO COULD END ITS CONTRACT FOR US TO PERFORM TECHNICAL SERVICES FOR IT. TEXACO COULD ALSO ABANDON THE PROJECTS FOR THE DOE CO-PRODUCTION PLANT. LOSS OF ANY ONE OR MORE OF THESE ARRANGEMENTS WOULD BE HARMFUL TO OUR PRESENT AND ANTICIPATED BUSINESS REVENUES.

If we lose any one or more of our business arrangements with Texaco, we would lose a substantial amount of our total revenues. Direct payments from Texaco amounted to 14% of our total revenues during the quarter ended December 31, 2002 and 9% during the quarter ended December 31, 2001. We would be compelled to greatly reduce or close our testing and development laboratory and sharply reduce our scientific and technical staff, among other reductions in operating expenditures. We also anticipate that loss of these arrangements would discourage or at least delay other licensees and potential licensees who might use the technology.

Net Deferred Tax Asset. We had net deferred tax assets offset by a full valuation allowance at December 31, 2002 and 2001. We are not able to determine if it is more likely than not that the net deferred tax assets will be realized.

Analysis of Cash Flow

Operating Activities

Net Loss. Operating activities produced net losses of $1,391,171 during the three months ended December 31, 2002, as compared to $1,307,071 during the three months ended December 31, 2001. The cash flows used in operations during these periods resulted from the following operating activities.

Increase in Allowance for Doubtful Accounts. During the quarter ended December 31, 2002, the allowance for doubtful accounts increased by $5,500 compared to no increase during the prior year quarter.

RENTECH, INC. AND SUBSIDIARIES

Analysis of Cash Flow (continued)

Operating Activities (continued)

Depreciation. Depreciation is a non-cash expense. This expense decreased during the quarter ended December 31, 2002 to $104,935, as compared to an expense of $133,268 during the quarter ended December 31, 2001. The decrease was attributable to certain fixed assets becoming fully depreciated during the first quarter of fiscal 2003.

Amortization. Amortization is also a non-cash expense. This expense decreased during the quarter ended December 31, 2002 to $151,646, as compared to an expense of $194,598 during the quarter ended December 31, 2001. The decrease is attributable to the amortization of production backlog, which became fully amortized during fiscal 2002.

Bad Debt Expense. During fiscal 2002, we wrote-off the notes receivable from Dresser as a bad debt expense of $191,779 as we determined that the notes receivable were not collectible.

Revenue Recognized from Contract Liability. We completed the Wyoming Business Council study during fiscal 2002. As such, we recognized revenue of $800,000, of which $750,000 had previously been recorded as a contract liability.

Interest Income on Receivable from Related Party. During the quarter ended December 31, 2002, we added $2,003 of interest income back to operations. This amount relates to the interest earned on the note receivable from REN, which was included in the Stock Purchase Agreement.

Gain on Disposal of Fixed Assets. During fiscal 2002, we recorded a $1,200 gain on disposal of fixed assets as a result of the disposal of a vehicle.

Equity in Loss of Investee. We recognized equity in loss of investee in the amount of $56,423 during the quarter ended December 31, 2002 as compared to $86,966 during the quarter ended December 31, 2001. This represents our 50% share of the loss incurred by our joint venture in Sand Creek Energy LLC. The LLC is holding and maintaining the mothballed Sand Creek methanol plant. The decrease during fiscal 2003 was due to a decrease in insurance and other maintenance costs of the facility.

Minority Interest in Net Income of Subsidiary. The minority interest in net income of subsidiary of $35,355 during the three months ended December 31, 2002 results from the acquisition of 56% of REN Corporation.

Common Stock Issued for Services. During the first quarter of fiscal 2003, we issued common stock in lieu of cash to the outside directors of the Company for their services.

Stock Options Issued for Services. During the first quarter of fiscal 2002, we issued stock options to certain employees of the Company. As a result, we recognized $6,228 in salaries expense related to the issuances.

RENTECH, INC. AND SUBSIDIARIES

Analysis of Cash Flow (continued)

Operating Activities (continued)

Changes in Operating Assets and Liabilities. The changes in operating assets and liabilities, net of business combination, result from the following factors.

Accounts Receivable. Accounts receivable decreased by $773,151 during the three months ended December 31, 2002, as compared to the three months ended December 31, 2001. The decrease in accounts receivable was due to increased collection efforts within each of our business segments as well as a decrease in sales by the paint segment of 21%, a decrease of revenue from the oil and gas field services segment of 6% and a decrease in services revenue from our research and development laboratory of 68%. These decreases were partially offset by an increase in revenue from our industrial automation systems segment of 105%.

Costs and Estimated Earnings in Excess of Billings. Costs and estimated earnings in excess of billings decreased $169,398 during the first quarter of fiscal 2003 as a result of the timing of contract billings and other contract activity within the industrial automation systems segment. These contracts are accounted for under the percentage of completion method of accounting.

Other Receivables and Receivable from Related Party. Other receivables and receivable from related party decreased during the quarter ended December 31, 2002 by $34,291 due to the collection of an other receivable.

Inventories. Inventories increased by $38,633 during the three months ended December 31, 2002. The increase is a result of inventory-building at OKON due to an industry-wide reduction in inventory stocking levels by customers, resulting from construction slow-downs in our primary distribution markets.

Prepaid Expenses and Other Current Assets. Prepaid expenses and other current assets increased during the quarter ended December 31, 2002 by $173,675. The increase reflects the payment of certain annual insurance premiums.

Accounts Payable. Accounts payable increased by $43,650 during the three months ended December 31, 2002. This increase resulted from the timing of receiving and paying trade payables.

Billings in Excess of Costs and Estimated Earnings. Billings in excess of costs and estimated earnings decreased $144,785 during the quarter ended December 31, 2002 as a result of contracts within the industrial automation systems segment which are accounted for under the percentage of completion method of accounting.

Accrued Liabilities, Accrued Payroll and Other. Accrued liabilities, accrued payroll and other decreased $56,791 during the first quarter of fiscal 2002 as a result of the timing of payment of certain payroll related accruals.

RENTECH, INC. AND SUBSIDIARIES

Analysis of Cash Flow (continued)

Operating Activities (continued)

Net Cash Used in Operating Activities. The total net cash used in operations decreased to $344,419 during the quarter ended December 31, 2002, as compared to $1,028,203 during the quarter ended December 31, 2001. The decrease reflects increased cash costs for operating expenses offset by accounts receivable collections.

Investing Activities

Purchase of Property and Equipment. During the quarter ended December 31, 2002, we purchased $19,518 of property and equipment. Most of these purchases were for computer equipment and software.

Deposits and Other Assets. During the three months ended December 31, 2002, deposits and other assets decreased $8,279. The decrease resulted from the amortization of loan issuance costs. These costs are being amortized over the life of the loans.

Cash Used in Purchase of Investments. We used $41,094 to fund our 50% share of the expenses of Sand Creek Energy, LLC during the three months ended December 31, 2002.

Net Cash Used in Investing Activities. The total net cash used in investing activities decreased to $52,333 during the three months ended December 31, 2002 as compared to $157,983 during the three months ended December 31, 2001. The decrease reflects a significant decrease in the purchase of property and equipment and cash used to fund the expenses of Sand Creek.

Financing Activities

Proceeds from Issuance of Common Stock. During the first quarter of fiscal 2003, we received $820 in cash proceeds from the issuance of common stock compared to $25,506 during the fiscal 2002 period.

Proceeds from Stock Subscription Receivable. During the three months ended December 31, 2002, we received proceeds from a stock subscription receivable in the amount of $76,186, as compared to $250,000 during the three months ended December 31, 2001.

Purchase of Restricted Cash. During the first quarter of fiscal 2002, we purchased restricted cash in the amount of $500,000, as compared to no such purchase during the first quarter of fiscal 2003.

Payment of Offering Costs. During the first quarter of fiscal 2002, we paid $25,000 in offering costs as compared to no such payments during the first quarter of fiscal 2001.

Proceeds from Line of Credit. During the three months ended December 31, 2002, we received net proceeds from a line of credit of $422,998 as compared to no such proceeds during the three months ended December 31, 2001.

RENTECH, INC. AND SUBSIDIARIES

Analysis of Cash Flow (continued)

Financing Activities (continued)

Payments on Related Party Payable. During the first quarter of fiscal 2002, we repaid $30,600 on a related party payable. There were no such repayments during the first quarter of fiscal 2003.

Payments on Long-Term Debt and Notes Payable. During the three months ended December 31, 2002, we repaid $134,408 on our debt obligations as compared to $103,300 during the three months ended December 31, 2001.

Net Cash (Used In) Provided by Financing Activities. The net cash used in financing activities during the three months ended December 31, 2002 was $480,400, compared to $616,606 in cash provided by financing activities during the three months ended December 31, 2001.

Cash decreased during the three months ended December 31, 2002 by $877,152 compared to a decrease of $569,580 during the three months ended December 31, 2001. This decreased the ending cash balance at December 31, 2002 to $155,768.

WE HAVE A HISTORY OF OPERATING LOSSES, AND HAVE NEVER OPERATED AT A PROFIT.

From our inception on December 18, 1981 through December 31, 2002, we have incurred losses in the amount of $32,294,812. For the quarter ended December 31, 2002, our net loss was $1,391,171. If we do not operate at a profit in the future, we may be unable to continue our operations at the present level. Ultimately, our ability to maintain our present level of business will depend upon earning a profit from operation of the Rentech GTL Technology. Our ability to do so has not been demonstrated.

We may seek additional debt and equity financing in the capital markets or through collaborative arrangements with potential co-owners of plants that might be developed for use of the Rentech GTL Technology. Additional financing may not be available to us. If so, we would have to defer or terminate our present expenditures, especially those intended to achieve commercialization of the Rentech GTL Technology as soon as possible. Our ability to implement our business plans and to achieve an operating profit would be delayed or prevented. We might have to transfer some aspects of our technology to others and allow them to develop markets for its use. If so, our revenues from the technology would be substantially reduced. If we raise additional capital by issuing equity securities, the ownership interests of our shareholders could be diluted. We could also issue preferred stock, without shareholder approval, to raise capital. The terms of our preferred stock could include dividends, conversion voting rights and liquidation preferences that are more favorable than those of the holders of our common stock.

THE REVENUES THAT WE EXPECT FROM OPERATING USE OF THE RENTECH GTL TECHNOLOGY MAY NOT BE REALIZED AS QUICKLY AS WE ANTICIPATE OR AT ALL. IF SO, THE EQUITY SOURCES OF FINANCING THAT WE HAVE PRIMARILY RELIED UPON IN THE PAST MAY NOT BE AVAILABLE.

RENTECH, INC. AND SUBSIDIARIES

Analysis of Cash Flow (continued)

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

RENTECH, INC. AND SUBSIDIARIES

Contractual Obligations

In addition to the line of credit and long-term convertible debt previously described, we have entered into various other contractual obligations. The following table lists our significant contractual obligations at December 31, 2002.

	Payments Due By Period
Contractual Obligations	Less than 1 year	2-3 years	4-5 years	After 5 years	Total
Lines of credit	$1,070,841	$—	$—	$—	$1,070,841
Long-term debt	219,454	45,804	94,791	913,795	1,273,844
Long-term convertible debt	48,055	109,229	2,055,665	—	2,212,949
Operating leases	247,611	139,419	—	—	387,030

	$1,585,961	$294,452	$2,150,456	$913,795	$4,944,664

We have entered into various long-term promissory notes, with monthly principal and interest payments of $39,893, at interest rates of 6.75% to 9.6%, which are collateralized by certain fixed assets of the Company.

We have leased office space under a non-cancelable operating lease, which expires October 31, 2003, with a renewal option for an additional five years. We have also leased office and warehouse space under a lease which expires during March 2005. In addition we have entered into various other operating leases, which expire through December 18, 2004.

In addition to the contractual obligations previously described, we have entered into various other commercial commitments. The following table lists these commitments at December 31, 2002.

	Amount of Commitment Expiration Per Period
Other Commercial Commitments	Less than 1 year	2-3 years	4-5 years	After 5 years	Total
Available lines of credit	$429,159	$—	$ —	$ —	$429,159
Employment agreements	1,000,028	34,667	—	—	1,034,695

	$1,429,187	$34,667	$ —	$ —	$1,463,854

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

RENTECH, INC. AND SUBSIDIARIES

Recent Accounting Pronouncements from Financial Statement Disclosures

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective June 30, 2003 for the Company. The Company believes the adoption of this statement will have no material impact on its consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption of this statement to have a material effect on the Company’s financial statements.

In October 2002, the FASB issued SFAS No. 147 “Acquisitions of Certain Financial Institutions” SFAS No. 147 amends FASB Statements No. 72 and 144 and FASB Interpretations No. 9. The Company does not expect the adoption of this statement to have any material effect on the Company’s financial statements.

In November 2002, the FASB published interpretation No, 45 “Guarantor’s Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. The Interpretation expands on the accounting guidance of Statements No. 5, 57, and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which is being superseded. The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor’s fiscal year-end. The disclosure requirements in the Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company is currently evaluating what effect the adoption of this statement will have the Company’s financial statements.

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation- Transition and Disclosure”. This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock-based compensation. In addition, SFAS 148 amends the disclosure provision of SFAS 123 to require more prominent disclosure about the effects of an entity’s accounting policy decisions with respect to stock-based employee compensation on reported net income. The effective date for this statement is for fiscal years ended after December 15, 2002. The Company does not expect the adoption of this statement to have a material effect on the Company’s financial statements.

RENTECH, INC. AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk through interest rates related to its investment of current cash and cash equivalents. These funds are generally highly liquid with short-term maturities, and the related market risk is not considered material. The Company’s long-term debt is at fixed rates of interest. The Company believes that fluctuations in interest rates in the near term will not materially affect its consolidated operating results, financial position or cash flow.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

For purposes of rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934 (“Exchange Act”) the term “disclosure controls and procedures” refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act, is recorded, processed, summarized and reported within required time periods. Within 90 days prior to the date of this report (“Evaluation Date”), the Company carried out an evaluation under the supervision and with the participation of the Company’s Chief Executive Officer and its Chief Financial Officer of the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our periodic reports filed under the Exchange Act.

(b) Changes in internal controls

There were no significant changes to our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

Part II—Other Information

Item 1. Legal Proceedings.

Rentech owns 56 percent of REN Corporation, which produces automated systems that test equipment produced by manufacturers of industrial equipment. A judgment was entered on October 29, 2002, in a civil action REN Corporation brought against Case Corporation to collect an account receivable. The contract had been awarded in January 1998, before Rentech’s acquisition of its interest in REN. The judgment, entered in the U.S. District Court for Oklahoma, denied REN’s collection claim and awarded judgment in favor of Case Corporation on its claim against REN for a breach of a condition of the contract. The judgment is in the amount of $325,795 plus costs and interest. REN intends to appeal the judgment. Judgment amounts payable after appeal, if any, are payable out of the 44 percent of REN Corporation that is not owned by Rentech.

Item 2. Changes in Securities and Use of Proceeds. None.

RENTECH, INC. AND SUBSIDIARIES

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. None.

Item 5. Other Information. None.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits:

Exhibit Index

3.1

Restated and Amended Articles of Incorporation dated January 4, 1991 (incorporated by reference to the exhibits to Amendment No. 2 to Registration Statement No. 33-378150-D on Form S-18 filed on January 18, 1991).

3.2

Articles of Amendment dated April 5, 1991 to the Restated and Amended Articles of Incorporation (incorporated by reference to the exhibits to Current Report on Form 8-K dated August 10, 1993 filed with the Securities and Exchange Commission).

3.3

Articles of Amendment dated January 26, 1998 to Articles of Incorporation-Preferences, Limitations and Relative Rights of Convertible Stock, Series 1998-B of Rentech, Inc. (incorporated by reference to Exhibit No. 3.(I).2 to Annual Report on Form 10-KSB for the year ended September 30, 1998 filed on January 13, 1999).

3.4

Articles of Amendment dated December 4, 1998 to Articles of Incorporation-Designation, Preferences and Rights of Series 1998-C Participating Cumulative Preference Stock of Rentech, Inc. pertaining to Rentech’s Shareholder Rights Plan (incorporated by reference to Exhibit No. 3.(I).4 to Annual Report on Form 10-KSB for the year ended September 30, 1998, filed on January 13, 1999).

3.5	Bylaws dated January 19, 1999 (incorporated by reference to Exhibit No. 3.(ii) to Annual Report on Form 10-KSB for the year ended September 30, 1999 filed on January 12, 2000).

4.1	Shareholder Rights Plan dated November 10, 1998 (incorporated by reference to the exhibits to Current Report on Form 8-K/A filed on July 10, 2002).

4.2

Form of Stock Purchase Warrant issued in the 1999 private placement of securities (incorporated by reference to Exhibit No. 4.2 to Annual Report on Form 10-KSB for the year ended September 30, 1999 filed on January 12, 2000).

4.3

Form of Convertible Promissory Note issued under the 2002 private placement of convertible promissory notes (incorporated by reference to the exhibits to Form S-3/A Amendment Two to Registration Statement No. 333-85682 filed on October 28, 2002).

RENTECH, INC. AND SUBSIDIARIES

Item 6. Exhibits and Reports on Form 8-K. (continued)

(a) Exhibits (continued):

4.4

Form of Stock Purchase Warrant issued in the 2002 private placement of securities (incorporated by reference to the exhibits to Form S-3/A Amendment Two to Registration Statement No. 333-85682 filed on October 28, 2002).

4.5	Form of Registration Rights Agreement (incorporated by reference to the exhibits to Form S-3/A Amendment Two to Registration Statement No. 333-85682 filed on October 28, 2002).

4.6	Form of Non-statutory Stock Option Agreement (incorporated by reference to the exhibits to Form S-3/A Amendment Two to Registration Statement No. 333-85682 filed on October 28, 2002).

10.1	1990 Stock Option Plan (incorporated by reference to the exhibits to Registration Statement No. 33- 37150-D on Form S-18).

10.2	1994 Stock Option Plan (incorporated by reference to the exhibits to Post-Effective Amendment No. 5 to Registration Statement No. 33-37150-D on Form S-18).

10.3	1996 Stock Option Plan (incorporated by reference to the exhibits to Current Report on Form 8-K dated December 18, 1996).

10.4	1998 Stock Option Plan (incorporated by reference to the exhibits to Registration Statement No. 333- 95537 on Form S-8).

10.5	2001 Stock Option Plan (incorporated by reference to the exhibits to Annual Report on Form 10-K/A Amendment One for the year ended September 30, 2002).

10.6	2003 Stock Option Plan (incorporated by reference to the exhibits to Annual Report on Form 10-K/A Amendment One for the year ended September 30, 2002).

10.7	License Agreement with Texaco Natural Gas, Inc. dated October 8, 1998 (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-KSB for the year ended September 30, 1998).

10.8	Technical Services Agreement dated June 14, 1999 with Texaco Energy Systems, Inc. (incorporated by reference to Exhibit 10.7 to Annual Report on Form 10-K for the year ended September 30, 2001).

10.9	Letter of Intent with ITN Energy Systems, Inc. dated October 17, 1996 (incorporated by reference to the exhibits to Current Report on Form 8-K/A dated November 7, 1996).

10.10	Services Contract with Wyoming Business Council dated January 30, 2001 (incorporated by reference to Exhibit 10.9 to Amendment Two to Registration Statement No. 333-85682 of Form S- 3/A).

RENTECH, INC. AND SUBSIDIARIES

Item 6. Exhibits and Reports on Form 8-K. (continued)

(a) Exhibits (continued):

10.11

Letter Agreement with BC Projectos dated March 4, 1999 (incorporated by reference to Exhibit No. 10.11 to Amendment No. Two to Registration Statement No. 333-85682 on Form S-3/A filed on October 28, 2002).

10.12

Letter of Intent with Pertamina dated October 2, 2001 (incorporated by reference to Exhibit No. 10.12 to Amendment No. Two to Registration Statement No. 333-85682 on Form S-3/A filed on October 28, 2002).

10.13

Letter of Intent with Oroboros AB dated September 29, 1999 (incorporated by reference to Exhibit No. 10.13 to Amendment No. Two to Registration Statement No. 333-85682 on Form S-3/A filed on October 28, 2002).

10.14

Memorandum of Understanding with GTL Bolivia, S.A. dated June 22, 2001 (incorporated by reference to Exhibit No. 10.14 to Amendment No. Two to Registration Statement No. 333-85682 on Form S-3/A filed on October 28, 2002).

10.15

Memorandum of Understanding with Jacobs Engineering U.K. Limited dated July 15, 1999 (incorporated by reference to Exhibit No. 10.15 to Amendment No. Two to Registration Statement No. 333-85682 on Form S-3/A filed on October 28, 2002).

10.16

Agreement with Petrie Parkman & Co. dated May 10, 2001 (incorporated by reference to Exhibit No. 10.16 to Amendment No. Two to Registration Statement No. 333-85682 on Form S-3/A filed on October 28, 2002).

10.17	Employment Agreement with Charles B. Benham (incorporated by reference to Exhibit No. 10.18 to Amendment No. Two to Registration Statement No. 333-85682 on Form S-3/A filed on October 28, 2002).

10.18	Employment Agreement with Mark S. Bohn (incorporated by reference to Exhibit No. 10.19 to Amendment No. Two to Registration Statement No. 333-85682 on Form S-3/A filed on October 28, 2002).

10.19	Employment Agreement with Ronald C. Butz (incorporated by reference to Exhibit No. 10.20 to Amendment No. Two to Registration Statement No. 333-85682 on Form S-3/A filed on October 28, 2002).

10.20	Employment Agreement with James P. Samuels (incorporated by reference to Exhibit No. 10.21 to Amendment No. Two to Registration Statement No. 333-85682 on Form S-3/A filed on October 28, 2002).

RENTECH, INC. AND SUBSIDIARIES

Item 6. Exhibits and Reports on Form 8-K. (continued)

(a) Exhibits (continued):

10.21	Employment Agreement with Dennis L. Yakobson (incorporated by reference to Exhibit No. 10.22 to Amendment No. Two to Registration Statement No. 333-85682 on Form S-3/A filed on October 28, 2002).

(b) Reports on Form 8-K:

Form 8-K filed November 12, 2002, to report an event under Item 5, Other Events and Regulation FD Disclosures.

Form 8-K filed December 24, 2002 to report an event under Item 7, Financial Statements and Exhibits and Item 9, Regulation FD Disclosure.

RENTECH, INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 14, 2002	RENTECH, INC.

/s/ Dennis L.Yakobson
Dennis L.Yakobson President and Chief Executive Officer

Dated: February 14, 2002	/s/ James P. Samuels
James P. Samuels, Vice President-Finance and Chief Financial Officer

RENTECH, INC. AND SUBSIDIARIES

Certification by Dennis L. Yakobson, Chief Executive Officer

I, Dennis L. Yakobson, certify that:

(1)	I have reviewed this quarterly report on Form 10-Q of Rentech, Inc.;

(2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

RENTECH, INC. AND SUBSIDIARIES

Certification by Dennis L. Yakobson, Chief Executive Officer (continued)

(6)	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: February 14, 2002	/s/ Dennis L. Yakobson
Dennis L. Yakobson President and
Chief Executive Officer (Principal Executive Officer)

RENTECH, INC. AND SUBSIDIARIES

Certification by James P. Samuels, Chief Financial Officer

I, James P. Samuels, certify that:

(1)	I have reviewed this quarterly report on Form 10-Q of Rentech, Inc.;

(2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

RENTECH , INC. AND SUBSIDIARIES

Certification by James P. Samuels, Chief Financial Officer (continued)

(6)	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: February 14, 2002	/s/ James P. Samuels
James P. Samuels, Vice President-Finance
and Chief Financial Officer
(Principal Financial and Accounting Officer)