Form 10-Q
period 2003-03-31
RENTECH INC /CO/
filed 2003-05-14
CIK 868725

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or

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

(303) 298-8008

(Registrants telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒.    No  ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐.    No  ☒.

The number of shares outstanding of each of the issuers classes of common equity, as of May 14, 2003: common stock—72,549,630.

RENTECH, INC.

Form 10-Q Quarterly Report—Second Quarter of Fiscal 2003

Forward-Looking Statements

Information in this document that is not historical includes forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In addition, from time to time, we or our representatives have made or may make forward-looking statements orally or in writing. These statements are made based on our current views and assumptions regarding our technology, financing, markets, growth and earnings expectations. All of these forward-looking statements involve a number of risks and uncertainties. Certain important factors that can cause actual results to differ materially from the forward-looking statements. These include, without limitation, our ability to obtain necessary capital for continuing operations and carrying out our plans, the performance of our gas-to-liquids technology in commercial size plants, the costs of constructing and operating these plants, the financing of the plants, economic competitiveness of our gas-to-liquids technology, anticipated revenues from our gas-to-liquids business and from our subsidiaries, and other factors discussed from time to time in our filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on forward-looking statements, and holders of our securities are specifically referred to those documents with regard to factors and conditions that may affect future results. We undertake no obligation to update these statements to reflect ensuing events or circumstances, or subsequent actual results.

As used in this Quarterly Report on Form 10-Q, the terms we, our and us mean Rentech, Inc., a Colorado corporation and its subsidiaries, unless the context indicates otherwise.

RENTECH, INC.

Consolidated Balance Sheets

	March 31, 2003	September 30, 2002
	(Unaudited)
Assets
Current assets
Cash	$67,703	$1,032,920
Restricted cash	500,000	500,000
Accounts receivable, net of $17,500 (2003) and $12,000 (2002) allowance for doubtful accounts	1,077,421	1,436,886
Costs and estimated earnings in excess of billings (Note 10)	555,032	788,727
Stock subscription receivable	—	76,186
Other receivables	37,279	65,494
Receivable from related party (Note 4)	19,922	17,966
Inventories (Note 2)	828,360	757,393
Prepaid expenses and other current assets	356,719	253,646

Total current assets	3,442,436	4,929,218

Property and equipment, net of accumulated depreciation and amortization of $1,507,662 (2003) and $1,300,598 (2002)	3,940,908	4,120,915

Other assets
Licensed technology, net of accumulated amortization of $2,191,919 (2003) and $2,077,528 (2002)	1,239,230	1,353,621
Capitalized software costs, net of accumulated amortization of $710,364 (2003) and $552,386 (2002)	237,328	395,306
Goodwill, net of accumulated amortization of $400,599 (Note 11)	1,281,807	1,281,807
Non-compete agreement, net of accumulated amortization of $55,033 (2003) and $38,500 (2002)	107,468	124,001
Investment in INICA, Inc. (Note 3)	3,079,107	3,079,107
Technology rights, net of accumulated amortization of $158,260 (2003) and $143,873 (2002)	129,486	143,873
Note and other receivable from related party	574,507	571,394
Deposits and other assets	242,403	163,986

Total other assets	6,891,336	7,113,095

	$14,274,680	$16,163,228

(Continued on following page.)

See notes to consolidated financial statements.

RENTECH, INC.

Consolidated Balance Sheets

(Continued from previous page.)

	March 31, 2003	September 30, 2002
	(Unaudited)
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$989,753	$886,254
Billings in excess of costs and estimated earnings (Note 10)	8,642	144,785
Accrued payroll and benefits	259,235	201,191
Deferred compensation (Note 9)	399,179	419,036
Accrued liabilities	367,491	508,276
Other liability (Note 9)	225,000	326,000
Notes payable to related parties (Note 6)	245,254	—
Lines of credit payable (Note 7)	1,438,462	1,493,839
Current portion of long-term debt	114,684	127,103
Current portion of long-term convertible debt to stockholders (Note 5)	716,919	47,048

Total current liabilities	4,764,619	4,153,532

Long-term liabilities
Long-term debt, net of current portion	1,047,666	1,078,403
Long-term convertible debt to stockholders, net of current portion (Note 5)	2,092,725	2,177,292
Lessee deposits	7,485	7,485
Investment in Sand Creek (Note 4)	2,895	5,864

Total long-term liabilities	3,150,771	3,269,044

Total liabilities	7,915,390	7,422,576

Minority interest	211,973	296,710

Commitments and contingencies (Notes 1, 4, 9 and 13)

Stockholders’ equity (Note 8)
Series A convertible preferred stock—$10 par value; 200,000 shares authorized; 200,000 shares issued and no shares outstanding; $10 per share liquidation value	—	—
Series B convertible preferred stock—$10 par value; 800,000 shares authorized; 691,664 shares issued and no shares outstanding; $10 per share liquidation value	—	—
Series C participating cumulative preferred stock—$10 par value; 500,000 shares authorized; no shares issued and outstanding	—	—
Common stock—$.01 par value; 100,000,000 shares authorized; 72,315,179 and 71,790,667 shares issued and outstanding	723,152	717,907
Additional paid-in capital	38,952,035	38,629,676
Accumulated deficit	(33,527,870)	(30,903,641)

Total stockholders’ equity	6,147,317	8,443,942

	$14,274,680	$16,163,228

See notes to consolidated financial statements.

RENTECH, INC.

Consolidated Statements of Operations

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002
Revenues (Note 12)
Product sales	$441,882	$419,534	$749,082	$809,199
Service revenues	1,633,113	1,881,571	3,258,125	3,943,360
Royalty income	40,000	60,000	100,000	120,000

Total revenues	2,114,995	2,361,105	4,107,207	4,872,559

Cost of sales
Product sales	190,253	214,700	346,025	419,337
Service costs	1,033,242	1,159,081	2,109,972	2,148,799
Research and development contract costs (Note 13)	—	—	—	125,000

Total cost of sales	1,223,495	1,373,781	2,455,997	2,693,136

Gross profit	891,500	987,324	1,651,210	2,179,423

Operating expenses
General and administrative expense	1,641,289	2,255,600	3,391,522	4,263,664
Depreciation and amortization	211,680	180,860	411,656	473,284
Research and development	157,340	53,037	242,608	208,338

Total operating expenses	2,010,309	2,489,497	4,045,786	4,945,286

Loss from operations	(1,118,809)	(1,502,173)	(2,394,576)	(2,765,863)

Other income (expenses)
Equity in loss of investee (Note 4)	(52,803)	(63,190)	(109,226)	(150,156)
Interest income	6,601	2,505	11,901	8,208
Interest expense	(117,429)	(45,684)	(217,065)	(76,035)
Loss on disposal of fixed assets	—	(3,955)	—	(2,755)

Total other income (expense)	(163,631)	(110,324)	(314,390)	(220,738)

Minority interest in subsidiary’s net (income) loss	49,382	(85,356)	84,737	(18,323)

Net loss	(1,233,058)	(1,697,853)	(2,624,229)	(3,004,924)

Dividend requirements on convertible preferred stock	—	—	—	136,932

Loss applicable to common stockholders	$(1,233,058)	$(1,697,853)	$(2,624,229)	$(3,141,856)

Basic and diluted loss per common share	$(0.02)	$(0.02)	$(0.04)	$(0.05)

Basic and diluted weighted-average number of common shares outstanding	72,205,977	69,838,636	72,102,205	68,829,774

See notes to consolidated financial statements.

RENTECH, INC.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Convertible Preferred Stock				Common Stock		Additional Paid-in Capital	Unearned Compensation	Accumulated Deficit	Total Stockholders’ Equity
	Series A		Series B
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, September 30, 2002 (audited)	—	$—	—	$—	71,790,667	$717,907	$38,629,676	$—	$(30,903,641)	$8,443,942
Common stock issued for options exercised (Note 8)	—	—	—	—	102,000	1,020	81,800	—	—	82,820
Common stock issued for conversion of convertible notes (Note 8)	—	—	—	—	122,512	1,225	58,280	—	—	59,505
Common stock granted for services (Note 8)	—	—	—	—	300,000	3,000	156,000	—	—	159,000
Offering costs of convertible notes (Note 8)	—	—	—	—	—	—	26,279	—	—	26,279
Net loss for the six months ended March 31, 2003	—	—	—	—	—	—	—	—	(2,624,229)	(2,624,229)

Balance, March 31, 2003	—	$—	—	$—	72,315,179	$723,152	$38,952,035	$—	$(33,527,870)	$6,147,317

See notes to consolidated financial statements.

RENTECH, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended March 31,
	2003	2002
Operating activities
Net loss	$(2,624,229)	$(3,004,924)

Adjustments to reconcile net loss to net cash used in operating activities
Increase in allowance for doubtful accounts	5,500	—
Depreciation	209,138	257,089
Amortization	303,289	395,527
Bad debt expense	—	191,779
Revenue recognized from contract liability	—	(750,000)
Interest income on receivable from related party	(3,908)	—
Loss on disposal of fixed assets	—	2,755
Equity in loss of investee	109,226	150,156
Minority interest in net loss of subsidiary	(84,737)	18,323
Accrued interest expense	16,310	—
Salaries expense paid through debt	241,780	—
Common stock issued for services	159,000	—
Stock options issued for services	—	64,284
Changes in operating assets and liabilities, net of business combination
Accounts receivable	353,965	541,205
Costs and estimated earnings in excess of billings	233,695	(741,210)
Other receivables and receivable from related party	26,259	64,573
Inventories	(70,967)	(91,392)
Prepaid expenses and other current assets	88,282	148,590
Accounts payable	103,499	(202,595)
Billings in excess of costs and estimated earnings	(136,143)	(130,930)
Accrued liabilities, accrued payroll and other	(120,803)	20,167

Net cash used in operating activities	(1,190,844)	(3,066,603)

Investing activities
Purchase of property and equipment	(29,131)	(203,127)
Proceeds from disposal of fixed assets	—	1,200
Deposits and other assets	15,361	(129,700)
Cash used in purchase of investments	(112,195)	(173,075)

Net cash used in investing activities	(125,965)	(504,702)

Financing activities
Proceeds from issuance of common stock	820	1,077,909
Proceeds from issuance of convertible preferred stock	—	500,000
Proceeds from stock subscription receivable	76,186	250,000
Payment of offering costs	(67,499)	(107,349)
Purchase of restricted cash	—	(500,000)
Proceeds from long-term debt and notes payable	655,000	2,250,000
Proceeds from line of credit, net	(55,377)	370,969
Payments on related party payable	—	(30,600)
Payments on long-term convertible debt and notes payable	(257,538)	(204,758)

Net cash (used in) provided by financing activities	351,592	3,606,171

Increase (decrease) in cash	(965,217)	34,866

Cash, beginning of period	1,032,920	893,452

Cash, end of period	$67,703	$928,318

(Continued on following page.)

See notes to consolidated financial statements.

RENTECH, INC.

Consolidated Statements of Cash Flows

(Continued from previous page.)

For the six months ended March 31, 2003 and 2002, the Company made cash interest payments of $217,065 and $75,051. Excluded from the statements of cash flows for the six months ended March 31, 2003 and 2002 were the effects of certain non-cash investing and financing activities as follows:

	Six Months Ended March 31,
	2003	2002
Purchase of annual insurance financed with a note payable	$191,355	$246,753
Issuance of common stock for conversion of convertible notes payable	$59,505	$—
Issuance of common stock for exercise of stock options in partial settlement of deferred compensation	$82,000	$—
Deferred financing charges for convertible promissory notes	$93,778	$—
Issuance of common stock for conversion of convertible preferred stock and dividends	$—	$777,780
Issuance of common stock for exercise of stock options	$—	$55,744
Issuance of common stock for subscription receivable	$—	$50,000
Issuance of common stock for receivable	$—	$5,000

See notes to consolidated financial statements.

RENTECH, INC.

Notes to the Consolidated Financial Statements

March 31, 2003 (Unaudited)

Note 1—Description of Business and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements included in the Company’s September 30, 2002 annual report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended March 31, 2003 are not necessarily indicative of the results that may be realized for the full fiscal year ending September 30, 2003.

Management’s Plans

From the Company’s inception on December 18, 1981 through March 31, 2003, the Company has incurred losses in the amount of $33,527,870. For the six months ended March 31, 2003, the Company recognized a $2,624,229 net loss. If the Company does not operate at a profit in the future, the Company may be unable to continue its operations at the present level.

During the three months ended March 31, 2003, the Company entered into eight convertible notes totaling $655,000 with existing stockholders of the Company. In addition, during April 2003, the Company entered into three convertible notes totaling $1,300,000 with existing stockholders of the Company. The Company has also been successful in the past in obtaining equity financing. For the years ended September 30, 2002, 2001 and 2000, the Company received net cash proceeds from the issuance of common stock of $1,456,724, $2,332,005 and $6,951,913. For the years ended September 30, 2002, 2001 and 2000, the Company received cash proceeds from the issuance of convertible preferred stock of $500,000, $793,673 and $150,000.

In order to achieve its objectives as planned for fiscal 2003, the Company has secured commitments through debt and equity securities which it believes will meet its expected cash requirements for fiscal 2003. The Company does not expect to use convertible preferred stock to fund its cash requirements for fiscal 2003. In addition, the Company has negotiated a letter of intent to sell some of the assets of Sand Creek Energy, LLC, a company in which Rentech has a 50% interest. The Company believes that its current available cash, revenues from operations, additional debt and equity financing and the potential sale of assets will be sufficient to meet its cash operating requirements through September 30, 2003.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned and majority-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

RENTECH, INC.

Notes to the Consolidated Financial Statements

March 31, 2003 (Unaudited)

Note 1—Description of Business and Summary of Significant Accounting Policies (continued)

Cash Equivalents

The Company considers highly liquid investments purchased with original maturities of three months or less and money market accounts to be cash equivalents.

Inventories

Inventories consist of raw materials, work-in-process and finished goods and are valued at the lower of cost (first-in, first-out) or market.

Capitalized Software

The Company has capitalized its internal use software in accordance with Statement of Position 98-1. Capitalized software costs include fees paid to Dresser Engineering Company for software development in the amount of $851,611 and $96,081 in capitalized software costs acquired from the acquisition of REN, net of accumulated amortization of $710,364. The Company has a 5% interest in Dresser Engineering and Constructors, Inc., which is the parent company of Dresser Engineering Company. The capitalized software costs are being amortized over a three-year period using the straight-line method.

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

RENTECH, INC.

Notes to the Consolidated Financial Statements

March 31, 2003 (Unaudited)

Note 1—Description of Business and Summary of Significant Accounting Policies (continued)

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

RENTECH, INC.

Notes to the Consolidated Financial Statements

March 31, 2003 (Unaudited)

Note 1—Description of Business and Summary of Significant Accounting Policies (continued)

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

RENTECH, INC.

Notes to the Consolidated Financial Statements

March 31, 2003 (Unaudited)

Note 1—Description of Business and Summary of Significant Accounting Policies (continued)

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

Net Loss Per Common Share

Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS No. 128”) provides for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing income (loss) applicable to common stock by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. For the six months ended March 31, 2003 and 2002, total stock options of 4,721,766 and 4,672,766, total stock warrants of 5,240,836 and 3,846,867 and total long-term convertible debt of 8,050,174 and 1,125,000 were not included in the computation of diluted loss per share because their effect was anti-dilutive.

RENTECH, INC.

Notes to the Consolidated Financial Statements

March 31, 2003 (Unaudited)

Note 1—Description of Business and Summary of Significant Accounting Policies (continued)

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

Long-Term Debt and Long-Term Convertible Debt

The carrying amount of convertible debt and other debt outstanding also approximates their fair value as of March 31, 2003 and September 30, 2002, because interest rates on these instruments approximate the interest rate on debt with similar terms available to the Company.

RENTECH, INC.

Notes to the Consolidated Financial Statements

March 31, 2003 (Unaudited)

Note 1—Description of Business and Summary of Significant Accounting Policies (continued)

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

Under the accounting provisions for SFAS No. 123, the Company’s net loss and net loss per share would have been increased by the pro forma amounts indicated below:

	For the Six Months Ended March 31,
	2003	2002

Loss applicable to common stock
As reported	$(2,624,229)	$(3,141,856)
Pro forma	$(2,624,229)	$(3,182,891)

Loss per common share
As reported	$(.04)	$(.05)
Pro forma	$(.04)	$(.05)

Comprehensive Loss

Comprehensive loss is comprised of net loss and all changes to the consolidated statement of stockholders’ equity except those changes made due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the six months ended March 31, 2003 and 2002, the Company had no items of comprehensive loss other than net loss; therefore, a separate statement of comprehensive loss has not been presented for these periods.

RENTECH, INC.

Notes to the Consolidated Financial Statements

March 31, 2003 (Unaudited)

Note 1—Description of Business and Summary of Significant Accounting Policies (continued)

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” This interpretation addresses the consolidation of business enterprises (variable interest entities) to which the usual condition of consolidation does not apply. This interpretation focuses on financial interests that indicate control. It concludes that in the absence of clear control through voting interests, a company’s exposure (variable interest) to the economic risks and potential rewards from the variable interest entity’s assets and activities are the best evidence of control. Variable interests are rights and obligations that convey economic gains or losses from changes in the values of the variable interest entity’s assets and liabilities. Variable interests may arise from financial instruments, service contracts, nonvoting ownership interests and other arrangements. If an enterprise holds a majority of the variable interests of an entity, it would be considered the primary beneficiary. The primary beneficiary would be required to include assets, liabilities and the results of operations of the variable interest entity in its financial statements. This interpretation applies immediately to variable interest entities that are created after or for which control is obtained after January 31, 2003. For variable interest entities created prior to February 1, 2003, the provisions would be applied effective July 2003.

RENTECH, INC.

Notes to the Consolidated Financial Statements

March 31, 2003 (Unaudited)

Note 2—Inventories

Inventories consist of the following:

	March 31, 2003	September 30, 2002
	(Unaudited)
Finished goods	$134,308	$77,603
Work in process	385,941	375,392
Raw materials	308,111	304,398

	$828,360	$757,393

Note 3—Investment in INICA, Inc.

On May 29, 1998, the Company acquired a 10% ownership in INICA, Inc., which is engaged in developing and commercializing emerging technologies, for $3,079,107. In the agreement to acquire an ownership interest in INICA, the Company agreed to repurchase its shares used as part of the purchase price if the market value falls below $0.40. As of March 31, 2003, the Company has not re-acquired any shares under this provision and the Company does not believe that there will be an obligation to re-acquire its shares in the future. The Company’s 10% ownership in INICA includes a 10% ownership interest in the 13% ownership interest of INICA in Global Energy Holdings, LLC. The other 87% owner of Global Energy Holdings, LLC is Millennium Holdings, Inc. (“Millennium”), a wholly owned subsidiary of UniSource Energy Corporation. Global Energy Holdings, LLC was established to manufacture and market flexible photovoltaic (PV) modules. The Company’s investment with INICA also enabled the Company to acquire interests in other technology ventures with INICA, all of which are owned by Infinite Power Solutions, Inc. INICA owns 22.5% of Infinite Power Solutions and Millennium owns the other 77.5%. The Company and INICA have reached an agreement under which the Company may exchange its 10% ownership in INICA for a 2.375% ownership in Global Energy Holdings, LLC and up to 3.75% of Infinite Power Solutions, Inc. The exchange has been approved by Millennium Energy Holdings, Inc.

RENTECH, INC.

Notes to the Consolidated Financial Statements

March 31, 2003 (Unaudited)

Note 4—Investment in Sand Creek

On January 7, 2000, the Company and Republic Financial Corporation (“Republic”) through Sand Creek Energy, LLC (SCE) purchased the “Sand Creek” methanol facility and all the supporting infrastructure, buildings and the underlying 17-acre site. The Company and Republic do not expect to use the Sand Creek plant for commercial production of liquid hydrocarbons. Instead, the Company may sell some or all of the assets of SCE. The Company has negotiated a letter of intent to sell some of the assets of Sand Creek Energy, LLC during May 2003.

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

For the six months ended March 31, 2003 and 2002, the Company contributed $112,195 and $173,075 to SCE and has recognized $109,226 and $150,156 related to its equity in SCE’s losses. As of March 31, 2003 and September 30, 2002, the Company had a $19,922 and a $17,966 receivable due from SCE. As of March 31, 2003 and September 30, 2002, SCE had no short-term or long-term debt.

RENTECH, INC.

Notes to the Consolidated Financial Statements

March 31, 2003 (Unaudited)

Note 5—Long-Term Convertible Debt

On February 25, 2002, the Company issued four convertible long-term notes totaling $2,250,000 to existing stockholders of the Company. The notes bear interest at 8.5% and mature on February 25, 2006, with all unpaid principal and interest due at that time. The Company recorded $132,461 in debt issuance costs related to these notes. Monthly payments on the notes of $19,526 commenced on April 1, 2002. The notes are convertible into no more than 4,500,000 shares of the Company’s common stock, less two shares for every dollar of principal reduction of the notes paid in the form of cash. Until the first anniversary date of the notes, the Lenders could elect to convert part or all of the principal balance into common stock at a conversion price of $.50 per share if the market price of the common stock on the conversion date was $.50 per share or higher. Conversion was not permitted during the first year as the market price on the conversion date was less than $.50 per share. At any time following the first anniversary date of the notes, the Lenders may elect to convert part or all of the principal balance into common stock at a conversion price of $.50 per share, provided, however, that no conversions shall be made if the market price is less than $.50 per share on the conversion date. Starting on the first day of the thirteenth calendar month following the date of the notes, and continuing on the first day of each succeeding month until the notes are paid in full, principal in the amount of one-thirty-sixth of the declining principal balance of the notes is to automatically convert into the Company’s common stock at a conversion price of $.50 per share. If the average daily market price for the seven trading days preceding the first day of such calendar month is less than $.50 per share, the difference between $.50 per share and the average of the seven trading days preceding the date of conversion will be multiplied by the number of shares issued to the Lenders as a result of the conversion, and the resulting dollar amount will be added to the principal balance of the notes. The notes are secured by the assets of OKON, Inc., including the capital stock of that company. The notes began to automatically convert into the Company’s common stock on March 1, 2003. As per the terms of the notes, the automatic conversion will continue on the first day of each succeeding month. As a result, $607,611 of the long-term convertible debt to stockholders is scheduled to convert into the Company’s common stock during the next twelve months.

During the three months ended March 31, 2003, the Company entered into eight convertible notes totaling $655,000 with existing stockholders of the Company. For certain notes, the market price of the Company’s common stock was greater than the conversion rate included in the notes. As a result, the Company recorded $93,778 in deferred financing charges related to those notes. All of the notes bear interest at 9% and mature in January and February 2004, with all unpaid principal and interest due at that time. Within the first one-hundred and twenty days, the notes may be converted in whole or in part into unregistered common stock of the Company at a conversion rate of $0.45 per share if the closing market price for the Company’s common stock for three consecutive days is at least $1.00 per share. After the first one-hundred and twenty days, the notes may be converted in whole or in part into unregistered common stock of the Company at a conversion rate of $0.45 per share without respect to the closing market price of the Company’s common stock.

RENTECH, INC.

Notes to the Consolidated Financial Statements

March 31, 2003 (Unaudited)

Note 6—Notes Payable to Related Parties

During the three months ended March 31, 2003, the Company began to defer monthly salary payments to certain officers. These officers and the Company entered into convertible notes in the amount of such deferred salary payments. The notes bear interest at 9% and mature in twelve months, with all unpaid principal and interest due at that time. Within the first one-hundred and twenty days, the notes may be converted in whole or in part into unregistered common stock of the Company at a conversion rate of $0.45 per share if the closing market price for the Company’s common stock for three consecutive days exceeds $1.00 per share. After the first one-hundred and twenty days, the notes may be converted in whole or in part into unregistered common stock of the Company at a conversion rate of $0.45 per share without respect to the closing market price of the Company’s common stock.

Note 7—Lines of Credit

On February 25, 2002, the Company entered into a $1,000,000 business line of credit agreement with Premier Bank through its 56% owned subsidiary, REN. The line of credit matures on May 1, 2004, at which time all unpaid principal and interest is due. The line of credit bears interest at prime plus 1.5% (5.75% at March 31, 2003), and interest is accrued monthly. Payments of principal are tied to the receipt of accounts receivable payments by REN. On February 27, 2002, the Company purchased a $500,000 certificate of deposit with Premier Bank, to be used as collateral on the line of credit. The $500,000 certificate of deposit is shown as restricted cash on the Company’s balance sheet. Interest on the certificate of deposit is paid to the Company on a monthly basis, and the certificate matured on December 31, 2002. The certificate will remain with Premier Bank until the line of credit matures. The line of credit is also collateralized by the first deed of trust on the real property of Petroleum Mud Logging, Inc. and REN. The line of credit is guaranteed by Rentech, Petroleum Mud Logging, Inc. and the minority shareholder of REN. The balance of this line of credit at March 31, 2003 was $938,462.

On September 27, 2002, the Company entered into a $500,000 business line of credit agreement with the Bank of Denver. The line of credit is due on demand. If no demand is made, the line of credit matures on June 1, 2003, at which time all unpaid principal and interest is due. The line of credit bears interest at the Bank of Denver Base Rate plus 0.5% (6.75% at March 31, 2003), and interest is accrued monthly. The line of credit is collateralized by all inventory, accounts receivable and equipment of Rentech. In addition, the line of credit is guaranteed by the building in which our research and development laboratory resides, 1,000,000 shares of the Company’s common stock consisting of 200,000 shares each owned by five officers of the Company and the residence of one of the officers of the Company. The balance of this line of credit at March 31, 2003 was $500,000.

RENTECH, INC.

Notes to the Consolidated Financial Statements

March 31, 2003 (Unaudited)

Note 8—Stockholders’ Equity

Common Stock

During the six months ended March 31, 2003, the Company issued 102,000 shares of its common stock upon the exercise of stock options for cash proceeds of $820 and partial settlement of deferred compensation of $82,000. During the period, the Company issued 122,512 shares of its common stock upon the conversion of $59,505 of long-term convertible debt to stockholders. The Company also issued 300,000 shares of its common stock in payment of directors fees for fiscal 2002 as well as prepayment for directors fees for fiscal 2003 and fiscal 2004. The Company will not distribute the shares attributable to fiscal 2003 and fiscal 2004 until the end of each fiscal year and the completion of director services for that annual period. The Company paid $67,499 in offering costs during the six months ended March 31, 2003 related to the convertible notes issued during the period.

Stock Options and Warrants

During the six months ended March 31, 2003, the Company issued warrants to a stockholder to purchase 1,100,000 shares of the Company’s common stock. In connection with these warrants, the Company recorded an offering cost charge of $126,099 to additional paid in capital. The Company also extended the expiration date of a warrant to purchase 2,291,667 shares of the Company’s common stock to the same stockholder by one year. In addition, the Company extended the expiration date of an option to a consultant to purchase 180,000 shares of the Company’s common stock by one year. No options were issued during the six months ended March 31, 2003.

Note 9—Commitments and Contingencies

Employment Agreements

The Company has entered into various employment agreements with five of its officers that extend from January 1, 2001 to December 31, 2003. In the event that the Company terminates an officer’s employment for any other reason other than for cause, the Company shall pay the officer his compensation for the remainder of the term or one year, whichever is greater. In addition, the Company has employment agreements with three other officers with expiration dates from March 31, 2003 through August 31, 2004. These three employment agreements with the other officers provide for various settlements upon termination of employment. One employment agreement indicates that no additional obligation exists upon termination of employment unless it is related to the event of death; then the Company shall continue to pay the employee’s estate the employee’s salary for the remainder of the term. The second employment agreement indicates that in the event that the Company terminates the officer’s employment for any other reason other than for cause, the Company shall pay the officer his compensation for the remainder of the term. The third employment agreement indicates that if the officer’s employment with the Company terminates for any reason other than cause, the officer will receive twelve months of compensation in addition to any accrued vacation. The employment agreements set forth annual compensation to the eight officers of between $52,000 and $238,383 each. The Company’s total future obligations under employment agreements as of March 31, 2003 are $783,548. Compensation is adjusted annually based on the cost of living index. During fiscal 2000, the Company began to defer the payment of a portion of the compensation of certain officers and the deferral has continued through March 31, 2003. As of March 31, 2003 and September 30, 2002, the Company had deferred compensation of $399,179 and $419,036.

RENTECH, INC.

Notes to the Consolidated Financial Statements

March 31, 2003 (Unaudited)

Note 9—Commitments and Contingencies (continued)

Retirement Plans

On January 1, 1998, the Company established a 401(k) plan. Employees who are at least 21 years of age are eligible to participate in the plan and share in the employer matching contribution. The employer is currently matching 75% of the first 6% of the participant’s salary deferrals. All participants who have completed 1,000 hours of service and who are employed on the last day of the plan year are eligible to share in the non-matching employer contributions. Employer matching and non-matching contributions vest immediately in years in which the plan is not top heavy. During years in which the plan is top heavy, employer matching and non-matching contributions vest 100% after three years of service. The Company contributed $67,431 and $66,307 to the plan during the six months ended March 31, 2003 and 2002.

Operating Leases

The Company leases office space under a non-cancelable operating lease, which expires October 31, 2003, with a renewal option for an additional five years. The Company also leases office and warehouse space for its OKON operation, under a lease, which expires during March 2005. The Company also has various operating leases, which expire through February 2005.

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

The judgment was in the amount of $325,795 plus costs and interest. During March 2003, REN and Case Corporation reached a settlement under which REN will pay Case Corporation $325,000 in quarterly installments beginning in March 2003 and ending in June 2004. Rentech is advancing the quarterly installments, and is to be reimbursed from profits otherwise payable to the minority shareholders who own the other 44 percent of Ren Corporation.

RENTECH, INC.

Notes to the Consolidated Financial Statements

March 31, 2003 (Unaudited)

Note 10—Costs and Estimated Earnings on Uncompleted Contracts

The costs and estimated earnings related to uncompleted contracts are summarized as follows:

	March 31, 2003	September 30, 2002
	(Unaudited)
Costs incurred on uncompleted contracts	$755,499	$1,078,235
Estimated earnings	348,227	551,820

Total costs incurred and estimated earnings	1,103,726	1,630,055
Less billings to date	(557,336)	(986,113)

	$546,390	$643,942

Included in the accompanying balance sheet under the following captions:

	March 31, 2003	September 30, 2002
	(Unaudited)
Costs and estimated earnings in excess of billings on uncompleted contracts	$555,032	$788,727
Billings in excess of costs and estimated earnings on uncompleted contracts	(8,642)	(144,785)

	$546,390	$643,942

There were no amounts included in accounts receivable at March 31, 2003 or 2002 for amounts billed but not collected in accordance with retainage provisions of contracts.

RENTECH, INC.

Notes to the Consolidated Financial Statements

March 31, 2003 (Unaudited)

Note 11—Goodwill and Other Intangibles

Effective October 1, 2001, the Company elected early adoption of SFAS No. 142, which was permitted for entities with fiscal years beginning after March 15, 2001. As of October 1, 2001, the Company had $1,281,807 in unamortized goodwill. In accordance with the provisions of SFAS No. 142, the Company ceased amortization of goodwill from the acquisitions of OKON and PML and has not amortized goodwill from the acquisition of REN. In accordance with SFAS No. 142, the Company had six months from the initial date of adoption to complete the first step transitional impairment test of goodwill. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of the Company’s fiscal year in the year of adoption. The Company completed an impairment test as of March 31, 2003 and determined that there was no impact on the Company’s financial position and results of operations, as goodwill was not impaired. Goodwill is tested annually and whenever events and circumstances occur indicating that goodwill might be impaired. Upon the adoption of SFAS No. 142, the Company evaluated the useful lives of its existing identifiable intangible assets and determined that the existing useful lives are appropriate.

The Company recorded $303,290 in amortization expense during the six months ended March 31, 2003, and estimates expense of approximately $303,000 during the remainder of the fiscal year ended September 30, 2003, and approximately $369,000, $290,000 and $290,000 in each of the fiscal years ending September 30, 2004, 2005 and 2006.

The following table summarizes the activity in goodwill for the periods indicated:

	Six Months Ended March 31, 2003	Year Ended September 30, 2002
	(Unaudited)
Paints:
Beginning balance	$839,841	$839,841
Additions	—	—
Amortization	—	—

	$839,841	$839,841

Oil and gas field services:
Beginning balance	$166,713	$166,713
Additions	—	—
Amortization	—	—

	$166,713	$166,713

RENTECH, INC.

Notes to the Consolidated Financial Statements

March 31, 2003 (Unaudited)

Note 11—Goodwill and Other Intangibles (continued)

	Six Months Ended March 31, 2003	Year Ended September 30, 2002
	(Unaudited)
Industrial automation systems:
Beginning balance	$275,253	$504,814
Additions	—	—
Reclassifications	—	(229,561)
Amortization	—	—

	$275,253	$275,253

Total goodwill:
Beginning balance	$1,281,807	$1,511,368
Additions	—	—
Reclassifications	—	(229,561)
Amortization	—	—

	$1,281,807	$1,281,807

The following table summarizes the activity for intangible assets subject to amortization:

	Six Months Ended March 31, 2003	Year Ended September 30, 2002
	(Unaudited)
Licensed technology and technology rights
Gross carrying amount	$3,718,895	$3,718,895
Accumulated amortization	(2,350,179)	(2,221,401)

	$1,368,716	$1,497,494

Aggregate amortization expense	$128,778	$257,556

Other intangibles:
Gross carrying amount	$1,276,310	$1,276,310
Accumulated amortization	(931,514)	(757,003)

	$344,796	$519,307

Aggregate amortization expense	$174,511	$487,380

RENTECH, INC.

Notes to the Consolidated Financial Statements

March 31, 2003 (Unaudited)

Note 11—Goodwill and Other Intangibles (continued)

	Six Months Ended March 31, 2003	Year Ended September 30, 2002
	(Unaudited)
Total intangible assets subject to amortization:
Gross carrying amount	$4,995,205	$4,995,205
Accumulated amortization	(3,281,693)	(2,978,404)

	$1,713,512	$2,016,801

Aggregate amortization expense	$303,289	$744,936

The following table summarizes the effect of SFAS No. 142 on loss applicable to common stock per share loss:

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Reported loss applicable to common stock	$(1,233,058)	$(1,697,853)	$(2,624,229)	$(3,141,856)
Add back: goodwill amortization	—	—	—	—

Adjusted loss applicable to common stock	$(1,233,058)	$(1,697,853)	$(2,624,229)	$(3,141,856)

Reported per share loss	$(0.02)	$(0.02)	$(0.04)	$(0.05)
Add back: goodwill amortization	—	—	—	—

Adjusted per share loss	$(0.02)	$(0.02)	$(0.04)	$(0.05)

RENTECH, INC.

Notes to the Consolidated Financial Statements

March 31, 2003 (Unaudited)

Note 11—Goodwill and Other Intangibles (continued)

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

RENTECH, INC.

Notes to the Consolidated Financial Statements

March 31, 2003 (Unaudited)

Note 11—Goodwill and Other Intangibles (continued)

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

RENTECH, INC.

Notes to the Consolidated Financial Statements

March 31, 2003 (Unaudited)

Note 12—Segment Information

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

RENTECH, INC.

Notes to the Consolidated Financial Statements

March 31, 2003 (Unaudited)

Note 12—Segment Information (continued)

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002
Revenues:
Alternative fuels	$426,101	$372,418	$836,850	$1,487,982
Paints	441,882	419,534	749,082	809,199
Oil and gas field services	827,899	439,278	1,491,030	1,147,199
Industrial automation systems	419,113	1,129,875	1,030,245	1,428,179

	$2,114,995	$2,361,105	$4,107,207	$4,872,559

Income (loss) from operations:
Alternative fuels	$(1,036,038)	$(1,423,798)	$(2,122,070)	$(2,420,094)
Paints	(50,275)	(110,706)	(172,150)	(216,725)
Oil and gas field services	78,380	(101,549)	89,838	(57,519)
Industrial automation systems	(110,876)	133,880	(190,194)	(71,525)

	$(1,118,809)	$(1,502,173)	$(2,394,576)	$(2,765,863)

Depreciation and amortization:
Alternative fuels	$192,859	$191,995	$386,378	$406,211
Paints	5,291	17,480	10,478	32,808
Oil and gas field services	30,679	33,434	61,607	65,586
Industrial automation systems	27,017	81,841	53,964	148,011

	$255,846	$324,750	$512,427	$652,616

Equity in net loss of investees:
Alternative fuels	$(52,803)	$(63,190)	$(109,226)	$(150,156)

Expenditures for additions of long-lived assets:
Alternative fuels	$2,297	$83,432	$8,695	$111,856
Paints	1,896	2,182	3,379	19,658
Oil and gas field services	2,050	23,931	10,564	56,190
Industrial automation systems	3,371	3,339	6,493	15,423

	$9,614	$112,884	$29,131	$203,127

Investment in equity method investees:
Alternative fuels	$(2,895)	$20,250	$(2,895)	$20,250

Total assets:
Alternative fuels	$8,641,869	$9,837,211	$8,641,869	$9,837,211
Paints	1,413,146	1,439,134	1,413,146	1,439,134
Oil and gas field services	2,007,557	2,070,928	2,007,557	2,070,928
Industrial automation systems	2,212,108	2,937,761	2,212,108	2,937,761

	$14,274,680	$16,285,034	$14,274,680	$16,285,034

RENTECH, INC.

Notes to the Consolidated Financial Statements

March 31, 2003 (Unaudited)

Note 13—Contract Liability

On January 18, 2001, the Company was granted a services contract by the Wyoming Business Council, Energy Section, Investment Ready Communities Division (“WBC”). Under the contract, Rentech received $800,000 to finance a Gas-to-Liquids (“GTL”) feasibility study within the State. On February 9, 2001, the Company received the first $750,000 payment as per the terms of the contract. The WBC funding was used to evaluate two potential GTL projects utilizing Rentech’s patented and proprietary Fischer-Tropsch Gas-to-Liquids technology. Phase I involved studying the feasibility of retrofitting a portion of an existing methanol facility in Wyoming. Phase II involved the study of the feasibility of constructing a separate greenfield plant at the same site. The Company delivered the feasibility study in December 2001 and recognized $800,000 in revenue under the contract. The Company determined that it was not feasible to proceed with the conversion of the Wyoming facility as well as conversions of methanol facilities worldwide. Therefore, since the Company has fulfilled its obligations, the Company recognized $800,000 as revenue under the contract during the six months ended March 31, 2002 in accordance with SFAS No. 68 “Research and Development Arrangements”. If in fact the Company chooses to proceed with the conversion of a methanol facility worldwide at any time in the future, the Company would be required to repay to the WBC the grant at the rate of 120% of the original $800,000 for a total amount not to exceed $960,000, over a period of time not to exceed six years. The repayment would only be from a 5% share of royalties from the conversion of methanol facilities to the Rentech GTL Technology worldwide. Based on the conclusions reached in the study, the Company does not intend to proceed with an application of its technology in a methanol facility.

Note 14—Subsequent Events

During April 2003, the Company entered into three convertible notes totaling $1,300,000 with existing stockholders of the Company. For certain notes, the market price of the Company’s common stock was greater than the conversion rate included in the notes. As a result, the Company recorded $365,556 in deferred financing charges related to those notes. The notes bear interest at 9% and mature in twelve months, with all unpaid principal and interest due at that time. Within the first one-hundred and twenty days, the notes may be converted in whole or in part into unregistered common stock of the Company at a conversion rate of $0.45 per share if the closing market price for the Company’s common stock for three consecutive days exceeds $1.00 per share. After the first one-hundred and twenty days, the notes may be converted in whole or in part into unregistered common stock of the Company at a conversion rate of $0.45 per share without respect to the closing market price of the Company’s common stock. In addition, for two of these notes, if at any time following 30 days from the note the average closing price is $0.65 or more for five consecutive trading days, all remaining principal and accrued interest automatically converts into unregistered common stock of the Company at a conversion rate of $0.45 per share. During May 2003, one of these notes automatically converted into 1,681,872 unregistered shares of the Company’s common stock as the average closing price of the Company’s common stock for five days exceeded $0.65.

RENTECH, INC.

Notes to the Consolidated Financial Statements

March 31, 2003 (Unaudited)

Note 14—Subsequent Events (continued)

During April and May 2003, $117,226 of the convertible promissory notes converted automatically into 234,451 shares of the Company’s common stock in accordance with the terms of the notes.

During April 2003, the Company issued warrants to purchase 201,250 shares of the Company’s common stock to certain placement agents in accordance with the terms of certain convertible promissory notes. In connection with these warrants, the Company recorded an offering cost charge of $6,518 to additional paid in capital.

During April 2003, the Company also extended the expiration date of a warrant to purchase 1,100,000 shares of the Company’s common stock by three months. In connection with the extension, the Company recorded an offering cost charge of $163,283 to additional paid in capital.

RENTECH, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Six and Three Months Ended March 31, 2003 and 2002.

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

Valuation of Long-Lived Assets, Intangible Assets and Goodwill. We must assess the realizable value of long-lived assets, intangible assets and goodwill for potential impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In assessing the recoverability of our goodwill and other intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. In addition, we must make assumptions regarding the useful lives of these assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets. Effective October 1, 2001, we elected early adoption of SFAS No. 142, and were required to analyze goodwill for impairment. We completed an impairment test as of March 31, 2003 and determined that goodwill was not impaired. As of March 31, 2003, we also evaluated our long-lived assets and intangible assets for potential impairment. Based upon our evaluation, no impairment charge was recognized.

Accounting for Stock Option and Warrants. We issue stock options and warrants to stockholders, employees, consultants and others in connection with our various business activities. These are accounted for in accordance with the provisions of APB 25 and FASBs 123 and 148, as well as other authoritative accounting pronouncements. We are required to make estimates of the fair value of the related instruments and the period benefited. These estimates may affect such financial statement categories as stockholders’ equity, general and administrative expense, and interest and financing costs. In addition, there is discussion regarding new requirements to account for stock options at fair value, which may have a material impact on our statement of operations in the future.

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

RENTECH, INC.

Results of Operations

Revenues. We had revenues from product sales, service revenues and royalty income of $4,107,207 and $2,114,995 for the six and three months ended March 31, 2003 as compared to $4,872,559 and $2,361,105 for the six and three months ended March 31, 2002, a decrease of 16% and 10% for the six and three month periods.

Product Sales. Our product sales were realized from sales of water-based stains, sealers and coatings by our subsidiary OKON, Inc., through which we conduct this paint business segment. These sales produced revenues of $749,082 and $441,882 during the six and three months ended March 31, 2003. This compares to revenues from this segment of $809,199 and $419,534 for the six and three months ended March 31, 2002, a decrease of 7% for the six month period and an increase of 5% for the three month period. The decrease in revenue of 7% from this segment for the six month period compared to the prior year was due to an industry-wide reduction in inventory purchasing and stocking levels by customers, resulting from the reduced level of commercial and industrial construction in our primary distribution markets. The increase in revenue of 5% for the three month period reflects a turn-around from the downward trend in our primary distribution markets as the summer season approaches and as customers begin to increase inventory stocking levels.

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

Service revenues in the amount of $1,491,030 and $827,899 were derived from contracts for the oil and gas field services provided by our subsidiary Petroleum Mud Logging, Inc. during the six and three months ended March 31, 2003. Our oil and gas field service revenues for the six and three month periods of fiscal 2003 increased by $343,831 and $388,621, or 30% and 88%, from the service revenues of $1,147,199 and $439,278 during the six and three months ended March 31, 2002. The increase in oil and gas field services revenue was due to an increase in demand for our mud logging services as drilling for new natural gas wells increased in our service market.

Service revenues in the amount of $1,030,245 and $419,113 during the six and three months ended March 31, 2003 and $1,428,179 and $1,129,875 during the six and three months ended March 31, 2002 were derived from contracts for the manufacture of complex microprocessor controlled industrial automation systems by our 56% owned subsidiary, REN Corporation. The decreases of $397,934 and $710,762 during the six and three month periods of fiscal 2003 were due to the timing of recognition of revenue based upon the percentage of completion method of accounting as the completion of the majority of the cost-intensive work on the Caterpillar contracts occurred during the second quarter of fiscal 2002 as compared to the first and second quarters of fiscal 2003.

Service revenues also include revenue earned for technical services provided to certain customers with regard to the Rentech GTL Technology. These technical services were performed at our development and testing laboratory. Our service revenues for these technical services were $682,106 and $356,519 during

RENTECH, INC.

Results of Operations (continued)

the six and three months ended March 31, 2003 as compared to $1,311,573 and $283,710 during the six and three months ended March 31, 2002. These include $578,653 and $297,858 in payments from Texaco Energy Systems, now a division of ChevronTexaco Corporation (Texaco Energy) and $103,453 and $58,661 in payments from other customers during the six and three months ended March 31, 2003, compared to $511,573 and $283,710 in payments from Texaco Energy and $800,000 and no payments from other customers during the six and three months ended March 31, 2002. Our service revenues from these technical services decreased by $629,467 or 48% for the six month period and increased by $72,809 or 26% for the three month period ended March 31, 2003. The decrease during the six month period ended March 31, 2003 was primarily due to the recognition of $800,000 in revenue upon the completion of the study for the Wyoming Business Council during the six months ended March 31, 2002, while there was no such revenue recognized during the six months ended March 31, 2003. The decrease in revenue during the six month period of fiscal 2003 resulting from the timing of the Wyoming Business Council study as described above was offset by an increase in revenue from Texaco Energy of $67,080 and an increase in revenue from other customers of $103,453 as compared to the six month period of fiscal 2002. The increase in revenue during the three month period of fiscal 2003 resulted from an increase in revenue from Texaco Energy of $14,148 and an increase in revenue from other customers of $58,661 as compared to the three month period of fiscal 2002. The work from Texaco Energy increased during the six and three month periods due to the timing of its assignment of work to us to fulfill our subcontract with Texaco Energy for its contract with the U.S. Department of Energy. That contract calls for the development of a model for an energy plant that produces both transportation fuels and electricity. The work from other customers during the six and three month periods resulted from additional contracts awarded in fiscal 2003 as a result of our increased marketing efforts. As discussed at our annual meeting of shareholders, during the month of March 2003, we modified our license agreement with Texaco Energy so that it now has a non-exclusive license on solid materials to be used as feedstock for the Rentech GTL Technology. While our services to Texaco Energy under our 1999 technical services contract ceased in March 2003, we hope to be called upon by ChevronTexaco in the future for work on the Early Entrance Co-production Plant contract. This contract is focused on developing a program for the U.S. Department of Energy for an energy plant that produces both transportation fuels and electricity. This is a four-year program that is in its fourth year.

Service revenues included rental income as well. We leased part of our development and testing laboratory building in Denver, which was acquired in February 1999, to a tenant. Rental income from this tenant contributed $54,744 and $29,582 in revenue during the six and three months ended March 31, 2003 as compared to $56,409 and $28,708 during the six and three months ended March 31, 2002. Rental income is included in our alternative fuels segment because the rental income generated from the laboratory building that houses our development and testing laboratory is part of the alternative fuels segment.

Royalty Income. Royalty income consisted of royalties that we received as a result of our October 1998 license of the Rentech GTL Technology to Texaco Energy. Under the license agreement, we earned $100,000 and $40,000 in royalties during the six and three months ended March 31, 2003 and $120,000 and $60,000 during the six and three months ended March 31, 2002. No royalties were received during March 2003, and no royalties will be received in the future under the October 1998 license agreement as a result of our modification to the license agreement in March 2003 under which Texaco’s exclusive license for solid feedstock became non-exclusive. Royalty income, which is generated through licensing the Rentech GTL Technology, is included in our alternative fuels segment.

RENTECH, INC.

Results of Operations (continued)

Costs of Sales. Our costs of sales include costs for our OKON products as well as for our oil and gas field services; technical services, including research and development contract costs, and industrial automation services. During the six and three months ended March 31, 2003, the combined costs of sales were $2,455,997 and $1,223,495 compared to $2,693,136 and $1,373,781 during the six and three months ended March 31, 2002. The decreases for the six and three month periods ended March 31, 2003 resulted from a decrease in product costs and a decrease in costs of the industrial automation systems segment related to the decrease in revenue, while higher demand for our oil and gas field services and alternative fuels segment services increased those costs.

Costs of sales for product sales are the cost of sales of our paint business segment for sales of stains, sealers and coatings. During the six and three months ended March 31, 2003, our costs of sales for the paint segment decreased by $73,312 or 17% and $24,447 or 11% to $346,025 and $190,253, as compared to the six and three months ended March 31, 2002. The decrease for the six month period was related to the reduced cost of raw materials used in the manufacturing process. This reduction reflected the competitive effect of the slow-down in construction on the producers of raw materials. Product sales decreased during the first six months of fiscal 2003 due to an industry-wide reduction in inventory purchasing and stocking levels by customers, resulting from construction slow-downs in our primary distribution markets. The decrease for the three month period was also due to a reduction in costs of raw materials used in the manufacturing process. At the same time, we increased sales for the quarter from existing inventory as the company increased production of finished goods to meet growing demand.

Costs of sales for oil and gas field services were $1,085,309 and $588,680 during the six and three months ended March 31, 2003, up from $899,150 and $369,621 during the six and three months ended March 31, 2002. Of the increase of $186,159 or 21% for the six month period, 98% related to field labor and benefits and field living expenses while the remainder was made up of supplies and other such costs. Of the increase of $219,059 or 59% for the three month period, 85% related to field labor and benefits and field living expenses, 7% related to communications expenses and the remainder was made up of supplies and other miscellaneous costs. The increase in costs of sales stems from an increase in mud logging services performed during the six and three month periods of fiscal 2003 as compared to fiscal 2002. The increase in oil and gas field services revenue was due to an increase in demand for our mud logging services as drilling for new natural gas wells increased in our service market.

Costs of sales for the industrial automation systems segment were $732,694 and $309,436 during the six and three months ended March 31, 2003 as compared to $1,045,489 and $749,348 during the six and three months ended March 31, 2002. The decreases of $312,795 and $439,912 during the six and three month periods were directly related to the decreases of 28% and 63% in revenues from this segment for those periods. Those decreases resulted from the timing of recognition of revenue based upon the percentage of completion method of accounting as the completion of the majority of the cost-intensive work on the Caterpillar contracts occurred during the second quarter of fiscal 2002 as compared to the first and second quarters of fiscal 2003.

RENTECH, INC.

Results of Operations (continued)

Costs of sales for technical services were $291,969 and $135,126 during the six and three months ended March 31, 2003 as compared to $204,160 and $40,112 during the six and three months ended March 31, 2002. The increases of $87,809 and $95,014 resulted from labor and supplies costs at our research and development laboratory related to increased work for Texaco and other customers during the periods. Theses revenues increased due to the timing of awarding technical services work to us.

Costs of sales also included research and development contract costs of $125,000 during the six months ended March 31, 2002, as compared to no such costs during the six or three months ended March 31, 2003. These costs consisted of engineering and labor costs incurred on the completion of the Wyoming Business Council contract. These costs were incurred when we completed our engineering work on the project and the delivery of our final report during the first quarter of fiscal 2002.

Gross Profit. Our gross profit for the six and three months ended March 31, 2003 was $1,651,210 and $891,500, as compared to $2,179,423 and $987,324 for the six and three months ended March 31, 2002. The decreases of $528,213 or 24% and $95,824 or 10% for the six and three month periods resulted from a combination of the results of each of our operating segments. The gross profit contribution of our paint segment increased for the six and three months ended December 31, 2002 by 3% and 23% as compared to the six and three months ended March 31, 2002, while the contribution of our oil and gas field services segment increased by 64% and 243% for the same periods. These increases were partially offset by a decrease in contribution from the industrial automation systems segment during the six and three month periods of 22% and 71%, a decrease from technical services of 65% and 9% and a decrease in royalty income of 17% and 33% as compared to the six and three months ended March 31, 2002.

Operating Expenses. Operating expenses consist of general and administrative expense, depreciation and amortization and research and development.

General and Administrative Expenses. General and administrative expenses were $3,391,522 and $1,641,289 during the six and three months ended March 31, 2003, down $872,142 or 20% and $614,311 or 27% from the six and three months ended March 31, 2002 when these expenses were $4,263,664 and $2,255,600. Of the decrease for the six month period, 22% is related to the write-off of the notes receivable from Dresser Engineering during the first quarter of fiscal 2002. Of the remaining decreases for the six and three month periods, 39% and 41% are related to reductions in salaries and benefits and 15% and 16% are related to reductions in public relations and promotional expenses resulting from the Company’s cost cutting measures. In addition, 12% and 12% are related to a decrease in amounts accrued for audit and tax expenses for the six and three month periods while the remaining 12% and 31% are due to various other decreases, none of which are material.

Depreciation and Amortization. Depreciation and amortization expenses during the six and three months ended March 31, 2003 were $512,427 and $255,846. Of these amounts, $100,771 and $44,166 were included in costs of sales. These compare to $652,616 and $325,752 for the six and three months ended March 31, 2002, of which $179,332 and $144,892 were included in costs of sales. Of the decreases of $140,189 and $69,906, 51% and 60% were related to amortization of production backlog, which became fully amortized during fiscal 2002. The remainder of the decreases resulted from certain fixed assets becoming fully depreciated during fiscal 2003.

RENTECH, INC.

Results of Operations (continued)

Research and Development. Research and development expenses were $242,608 and $157,340 during the six and three months ended March 31, 2003. These expenses increased by $34,270 and $104,303 from the six and three months ended March 31, 2002, when they were $208,338 and $53,037. These expenses increased during the more recent periods to enable us to complete extensive testing of certain aspects of our technology.

Total Operating Expenses. Total operating expenses during the six and three months ended March 31, 2003 were $4,045,786 and $2,010,309, as compared to $4,945,286 and $2,489,497 during the same periods of fiscal 2002. The decreases in total operating expenses as compared to fiscal 2002 are a result of the decreases in general and administrative expenses of $872,142 and $614,311, the decrease and increase of depreciation and amortization charges included in operating expenses of $61,628 and $30,820 and the increases in research and development expenses of $34,270 and $104,303 for the six and three month periods.

Loss From Operations. Loss from operations during the six and three months ended March 31, 2003 decreased by $371,287 and $383,364 to a loss of $2,394,576 and $1,118,809, as compared to a loss of $2,765,863 and $1,502,173 during the six and three months ended March 31, 2002. The decreased loss compared to fiscal 2002 resulted from decreases in gross profit of $528,213 and $95,824 for the six and three month periods, which were partially offset by decreases in total operating expenses of $899,500 and $479,188.

Other Income (Expenses). Other income (expenses) includes equity in loss of investee, interest income, interest expense and gain on disposal of fixed assets.

Equity in Loss of Investee. During the six and three months ended March 31, 2003, we recognized $109,226 and $52,803 in equity in loss of investee, as compared to $150,156 and $63,190 during the six and three months ended March 31, 2002. This represents our 50% share of the loss incurred by our joint venture in Sand Creek Energy LLC. The LLC is holding and maintaining the mothballed Sand Creek methanol plant. The decrease in equity in loss of investee is due to a decrease in insurance and other maintenance costs of the facility.

Interest Income. Interest income during the six and three months ended March 31, 2003 was $11,901 and $6,601, increased from $8,208 and $2,505 during the six and three months ended March 31, 2002. The increase in interest income was due to having more funds invested in interest-bearing cash accounts.

Interest Expense. Interest expense during the six and three months ended March 31, 2003 was $217,065 and $117,429, increased from $76,035 and $45,684 during the six and three months ended March 31, 2002. The increase in interest expense is the result of our issuance of convertible notes payable in order to obtain capital.

Loss on Disposal of Fixed Assets. Loss on disposal of fixed assets was $2,755 and $3,955 during the six and three months ended March 31, 2002, with no comparable amount during 2003.

RENTECH, INC.

Results of Operations (continued)

Total Other Expenses. Total other expenses increased to $314,390 and $163,631 during the six and three months ended March 31, 2003 from total other expenses of $220,738 and $110,324 during the corresponding periods of fiscal 2002. The increases in total other expenses of $93,652 and $53,307 resulted from decreases in equity in loss of investee of $40,930 and $10,387; increases in interest income of $3,693 and $4,096; increases in interest expense of $141,030 and $71,745; and decreases in loss on disposal of fixed assets of $2,755 and $3,955.

Minority Interest in Subsidiary’s Net (Income) Loss. The minority interest in subsidiary’s net (income) loss was $84,737 and $49,382 during the six and three months ended March 31, 2003, as compared to $18,323 and $85,356 during the six and three months ended March 31, 2002. These changes resulted from our ownership of 56% of REN Corporation.

Net Loss. For the six and three months ended March 31, 2003, we experienced a net loss of $2,624,229 and $1,233,058 compared to a net loss of $3,004,924 and $1,697,853 during the six and three months ended March 31, 2002. The decreases of $380,695 and $464,795 resulted from decreases in loss from operations of $371,287 and $383,364, increases in total other expenses of $93,652 and $53,307 and increases in minority interest in subsidiary’s net (income) loss of $103,060 and $134,738.

Dividend Requirements on Convertible Preferred Stock. Dividend requirements on convertible preferred stock is the imputed amount calculated when there is a discount from fair market value when we issue our convertible preferred stock, plus the 9% dividend that accrues on the convertible preferred stock. The dividends are deducted from net loss in order to arrive at loss applicable to common stock. During the six months ended March 31, 2002, we issued convertible preferred stock and recorded dividends of $136,932, compared to no such dividends for the six months ended March 31, 2003. No convertible preferred stock was outstanding during that period.

Loss Applicable to Common Stock. As a result of recording no dividends on convertible preferred stock during the six months ended March 31, 2003 and $136,932 during the six months ended March 31, 2002, the loss applicable to common stock was $2,624,229 or $0.04 and $1,233,058 or $0.02 per share during the six and three months ended March 31, 2003 and $3,141,856 or $0.05 and $1,697,853 or $0.02 per share during the six and three months ended March 31, 2002.

RENTECH, INC.

Liquidity and Capital Resources

At March 31, 2003, we had negative working capital of $1,322,183, as compared to positive working capital of $775,686 at September 30, 2002. The decrease in working capital was primarily due to the decrease in accounts receivable resulting from the timing of billings to Caterpillar by our 56% owned subsidiary REN Corporation, the use of cash for operations and the addition of the convertible promissory notes in fiscal 2003. These decreases were partially offset by payments on lines of credit and accrued liabilities.

As of March 31, 2003, we had $3,442,436 in current assets, including accounts receivable of $1,077,421. At that time, our current liabilities were $4,764,619. We had long-term liabilities of $3,150,771. Most of our long-term liabilities relate to our long-term convertible debt as well as the mortgage on our development and testing laboratory.

The primary source of our liquidity has been equity capital contributions and debt financing. We added an additional source of liquidity in March 1997 by the purchase of OKON, Inc., which conducts our paint business segment. We have received royalties from granting Texaco Energy Systems a license for use of the Rentech GTL Technology in October 1998. We have also received service revenues from Texaco Energy since we started billing it for technical services relating to the Rentech GTL Technology, in April 1999. This work was undertaken to integrate the Texaco gasification technology with our Rentech GTL Technology. We added another source of liquidity with the purchase in June 1999 of the mud logging assets that we operate through Petroleum Mud Logging, Inc. as our oil and gas field services segment. Finally, we added another source of liquidity with the purchase in August 2001 of 56% of REN Corporation, which manufactures complex microprocessor controlled industrial automation systems. We believe that the combined results of OKON, activities at the development and testing laboratory, Petroleum Mud Logging and REN will provide positive cash flow during the second-half of fiscal 2003. We have also negotiated a letter of intent to sell some of the assets of the mothballed Sand Creek methanol plant, and have made the remainder of Sand Creeks assets available for sale.

Effective March 24, 2003, our license agreement with Texaco Energy Systems LLC, a division of ChevronTexaco Corporation, was modified. By the change, Texaco Energy’s exclusive rights to use the Rentech GTL Technology for conversion of coal, petroleum coke and other solid and liquid hydrocarbons became nonexclusive. Our license with Texaco Energy remains in effect, as modified. Texaco Energy retained nonexclusive rights to use our technology with these hydrocarbon materials as well as nonexclusive rights to use our technology with gaseous hydrocarbons. After March 2003, we will no longer receive royalty payments of $20,000 per month under the license, and we will not be required to share any license fees and royalties we receive with Texaco Energy in the future. While our services to Texaco Energy under our 1999 technical services contract ceased in March 2003, we hope to be called upon by ChevronTexaco in the future for work on the Early Entrance Co-production Plant contract. This contract is focused on developing a program for the U.S. Department of Energy for an energy plant that produces both transportation fuels and electricity. This is a four-year program that is in its fourth year.

With the change to the Texaco Energy license, we are now able to offer licenses of our Rentech GTL Technology to other energy businesses for conversion of coal, petroleum coke and other solids and liquids. We are now working with GTL Energy Limited, an Australian corporation, to study the feasibility of developing a project in South Australia using coal as feedstock. No commitments have been made to proceed with this project, and we have received no revenues from it.

RENTECH, INC.

Liquidity and Capital Resources (continued)

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

From our inception on December 18, 1981 through March 31, 2003, we have incurred losses in the amount of $33,527,870. For the six months ended March 31, 2003, we recognized a $2,624,229 net loss. If we do not operate at a profit in the future, we may be unable to continue operations at the present level. As of March 31, 2003, we had a cash balance of $67,703. During the three months ended March 31, 2003, we entered into eight convertible notes totaling $655,000 with existing stockholders of the Company. In addition, during April 2003, we entered into three convertible notes totaling $1,300,000 with existing stockholders of the Company. We have also been successful in the past in obtaining equity financing. For the years ended September 30, 2002, 2001 and 2000, we received cash proceeds from the issuance of common stock of $1,456,724, $2,332,005 and $6,951,913. For the years ended September 30, 2002, 2001 and 2000, we have also received cash proceeds from the issuance of convertible preferred stock of $500,000, $793,673 and $150,000.

In order to achieve our objectives as planned for fiscal 2003, we have secured commitments through debt and equity securities, which we believe will meet all of our expected cash requirements for fiscal 2003. We do not expect to use convertible preferred stock to fund our cash requirements for fiscal 2003. In addition, we are in negotiations to sell all or some of the assets of Sand Creek Energy, LLC, a company in which we have a 50% interest and which owns the Sand Creek methanol plant. We are currently funding 50% of the expense of maintaining this facility at a cost of approximately $18,000 per month. We believe that with our current available cash, revenues from operations, additional debt and equity financing and the potential sale of assets, we will be able to meet our cash operating requirements through September 30, 2003.

It is our goal to obtain one or more additional licensees who would finance and operate a commercial scale plant using our Rentech GTL Technology. We believe that economic use of the Rentech GTL Technology in such a plant would lead to commercial use of our technology by others and additional revenues from license fees, engineering services, royalties and catalyst sales.

Net Deferred Tax Asset. We had net deferred tax assets offset by a full valuation allowance at March 31, 2003 and September 30, 2002. We are not able to determine if it is more likely than not that the net deferred tax assets will be realized.

RENTECH, INC.

Analysis of Cash Flow

Operating Activities

Net Loss. Operating activities produced net losses of $2,624,229 during the six months ended March 31, 2003, as compared to $3,004,924 during the six months ended March 31, 2002. The cash flows used in operations during these periods resulted from the following operating activities.

Increase in Allowance for Doubtful Accounts. During the six months ended March 31, 2003, the allowance for doubtful accounts increased by $5,500 compared to no increase during the prior year six month period.

Depreciation. Depreciation is a non-cash expense. This expense decreased during the six months ended March 31, 2003 to $209,138, as compared to an expense of $257,089 during the six months ended March 31, 2002. The decrease was attributable to certain fixed assets becoming fully depreciated during fiscal 2003.

Amortization. Amortization is also a non-cash expense. This expense decreased during the six months ended March 31, 2003 to $303,289, as compared to an expense of $395,527 during the six months ended March 31, 2002. The decrease is attributable to the amortization of production backlog, which became fully amortized during fiscal 2002.

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

Interest Income on Receivable from Related Party. During the six months ended March 31, 2003, we added $3,908 of interest income back to operations. This amount relates to the interest earned on the note receivable from REN, which was included in the Stock Purchase Agreement.

Loss on Disposal of Fixed Assets. During fiscal 2002, we recorded a $2,755 loss on disposal of fixed assets as a result of the disposal of certain assets.

Equity in Loss of Investee. We recognized equity in loss of investee in the amount of $109,226 during the six months ended March 31, 2003 as compared to $150,156 during the six months ended March 31, 2002. This represents our 50% share of the loss incurred by our joint venture in Sand Creek Energy LLC. The LLC is holding and maintaining the mothballed Sand Creek methanol plant. The decrease during fiscal 2003 was due to a decrease in insurance and other maintenance costs of the facility.

Minority Interest in Net (Income) Loss of Subsidiary. The minority interest in net loss of subsidiary of $84,737 during the six months ended March 31, 2003, as compared to the minority interest in the net income of subsidiary of $18,323 during the six months ended March 31, 2002, results from the acquisition of 56% of REN Corporation.

RENTECH, INC.

Analysis of Cash Flow (continued)

Operating Activities (continued)

Accrued Interest Expense. During the first six months of fiscal 2003, we accrued interest expense of $16,310 on certain convertible notes payable.

Salaries Expense Paid Through Debt. During the six months ended March 31, 2003, we issued convertible promissory notes in lieu of cash to certain officers of the Company in payment of their salaries.

Common Stock Issued for Services. During the first six months of fiscal 2003, we issued common stock in lieu of cash to the outside directors of the Company for their services.

Stock Options Issued for Services. During the first six months of fiscal 2002, we issued stock options to certain employees of the Company. As a result, we recognized $64,284 in salaries expense related to the issuances.

Changes in Operating Assets and Liabilities. The changes in operating assets and liabilities, net of business combination, result from the following factors.

Accounts Receivable. Accounts receivable decreased by $353,965 during the six months ended March 31, 2003. The decrease in accounts receivable was due to a combination of increased collection efforts within each of our business segments as well as a decrease in sales by the paint segment of 7%, an increase of revenue from the oil and gas field services segment of 30%, a decrease in revenue from our industrial automation systems segment of 28% and a decrease in services revenue from our research and development laboratory of 48%.

Costs and Estimated Earnings in Excess of Billings. Costs and estimated earnings in excess of billings decreased by $233,695 during the first six months of fiscal 2003 as a result of the timing of contract billings and other contract activity within the industrial automation systems segment. These contracts are accounted for under the percentage of completion method of accounting.

Other Receivables and Receivable from Related Party. Other receivables and receivable from related party decreased during the six months ended March 31, 2003 by $26,259 due to the collection of an other receivable.

Inventories. Inventories increased by $70,967 during the six months ended March 31, 2003. The increase is a result of inventory-building at OKON due to an expected increase in paint sales in our primary distribution markets.

Prepaid Expenses and Other Current Assets. Prepaid expenses and other current assets increased during the six months ended March 31, 2003 by $88,282. The increase reflects the payment of certain annual insurance premiums, net of the amortization of such premiums.

Accounts Payable. Accounts payable increased by $103,499 during the six months ended March 31, 2003. This increase resulted from the timing of receiving and paying trade payables.

RENTECH, INC.

Analysis of Cash Flow (continued)

Operating Activities (continued)

Billings in Excess of Costs and Estimated Earnings. Billings in excess of costs and estimated earnings decreased $136,143 during the six months ended March 31, 2003 as a result of contracts within the industrial automation systems segment which are accounted for under the percentage of completion method of accounting.

Accrued Liabilities, Accrued Payroll and Other. Accrued liabilities, accrued payroll and other decreased $120,803 during the first six months of fiscal 2002 as a result of the timing of payment of certain payroll related accruals.

Net Cash Used in Operating Activities. The total net cash used in operations decreased to $1,190,844 during the six months ended March 31, 2003, as compared to $3,066,603 during the six months ended March 31, 2002. The decrease reflects increased cash costs for operating expenses offset by accounts receivable collections.

Investing Activities

Purchase of Property and Equipment. During the six months ended March 31, 2003, we purchased $29,131 of property and equipment. Most of these purchases were for computer equipment and software.

Deposits and Other Assets. During the six months ended March 31, 2003, deposits and other assets decreased $15,361. The decrease resulted from the amortization of loan issuance costs. These costs are being amortized over the life of the loans.

Cash Used in Purchase of Investments. We used $112,195 to fund our 50% share of the expenses of Sand Creek Energy, LLC during the six months ended March 31, 2003.

Net Cash Used in Investing Activities. The total net cash used in investing activities decreased to $125,965 during the six months ended March 31, 2003 as compared to $504,702 during the six months ended March 31, 2002. The decrease reflects a significant decrease in the purchase of property and equipment and cash used to fund the expenses of Sand Creek.

Financing Activities

Proceeds from Issuance of Common Stock. During the first six months of fiscal 2003, we received $820 in cash proceeds from the issuance of common stock compared to $1,077,909 during the fiscal 2002 period.

Proceeds from Stock Subscription Receivable. During the six months ended March 31, 2003, we received proceeds from a stock subscription receivable in the amount of $76,186, as compared to $250,000 during the six months ended March 31, 2002.

Payment of Offering Costs. During the first six months of fiscal 2003, we paid $67,499 in offering costs as compared to $107,349 during the first six months of fiscal 2002.

RENTECH, INC.

Analysis of Cash Flow (continued)

Financing Activities (continued)

Purchase of Restricted Cash. During the first six months of fiscal 2002, we purchased restricted cash in the amount of $500,000, as compared to no such purchase during fiscal 2003.

Proceeds from Long-Term Debt and Notes Payable. During the six months ended March 31, 2003, we received proceeds from long-term debt and notes payable in the amount of $655,000 as compared to $2,250,000 during the six months ended March 31, 2002.

Proceeds from Line of Credit. During the six months ended March 31, 2003, we received net proceeds from a line of credit of $55,377 as compared to net payments on a line of credit of $370,969 during the six months ended March 31, 2002.

Payments on Related Party Payable. During the first six months of fiscal 2002, we repaid $30,600 on a related party payable. There were no such repayments during fiscal 2003.

Payments on Long-Term Debt and Notes Payable. During the six months ended March 31, 2003, we repaid $257,538 on our debt obligations as compared to $204,758 during the six months ended March 31, 2002.

Net Cash Provided by Financing Activities. The net cash provided by financing activities during the six months ended March 31, 2003 was $351,592, compared to $3,606,171 in cash provided by financing activities during the six months ended March 31, 2002.

Cash decreased during the six months ended March 31, 2003 by $965,217 compared to an increase of $34,866 during the six months ended March 31, 2002. This decreased the ending cash balance at March 31, 2003 to $67,703.

We have a history of operating losses, and have never operated at a profit.

From our inception on December 18, 1981 through March 31, 2003, we have incurred losses in the amount of $33,527,870. For the six months ended March 31, 2003, our net loss was $2,624,229. If we do not operate at a profit in the future, we may be unable to continue our operations at the present level. Ultimately, our ability to maintain our present level of business will depend upon earning a profit from the operation of the Rentech GTL Technology. Our ability to do so has not been demonstrated.

We may seek additional debt and equity financing in the capital markets or through collaborative arrangements with potential co-owners of plants that might be developed for use of the Rentech GTL Technology. Additional financing may not be available to us. If so, we would have to defer or terminate our present expenditures, especially those intended to achieve commercialization of the Rentech GTL Technology, as soon as possible. Our ability to implement our business plans and to achieve an operating profit would be delayed or prevented. We might have to transfer some aspects of our technology to others and allow them to develop markets for its use. If so, our revenues from the technology would be substantially reduced. If we raise additional capital by issuing equity securities, the ownership interests of

RENTECH, INC.

Analysis of Cash Flow (continued)

our shareholders could be diluted. We could also issue preferred stock, without shareholder approval, to raise capital. The terms of our preferred stock could include dividends, conversion voting rights and liquidation preferences that are more favorable than those of the holders of our common stock.

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

RENTECH, INC.

Contractual Obligations

In addition to the lines of credit and long-term convertible debt previously described, we have entered into various other contractual obligations. The following table lists our significant contractual obligations at March 31, 2003.

	Payments Due By Period
Contractual Obligations	Less than 1 year	2-3 years	4-5 years	After 5 years	Total
Notes payable to related parties	$245,254	$—	$—	$—	$245,254
Lines of credit	1,438,462	—	—	—	1,438,462
Long-term debt	114,684	43,378	35,004	969,284	1,162,350
Long-term convertible debt	1,324,530	1,485,114	—	—	2,809,644
Settlement of judgment	166,000	59,000	—	—	225,000
Operating leases	214,079	113,688	—	—	327,767

	$3,503,009	$1,701,180	$35,004	$969,284	$6,208,477

We have entered into various long-term promissory notes, with monthly principal and interest payments of $39,893, at interest rates of 6.75% to 9.6%. The notes are collateralized by certain fixed assets of the Company.

We have leased office space under a non-cancelable operating lease, which expires October 31, 2003, with a renewal option for an additional five years. We have also leased office and warehouse space under a lease which expires during March 2005. In addition we have entered into various other operating leases, which expire through February 12, 2005.

In addition to the contractual obligations previously described, we have entered into various other commercial commitments. The following table lists these commitments at March 31, 2003.

	Amount of Commitment Expiration Per Period
Other Commercial Commitments	Less than 1 year	2-3 years	4-5 years	After 5 years	Total
Available lines of credit	$61,538	$—	$—	$—	$61,538
Employment agreements	761,882	21,667	—	—	783,549

	$823,420	$21,667	$—	$—	$845,087

We are a guarantor on the $1,000,000 line of credit with Premier Bank until it matures on May 1, 2004. This guaranty includes any amount of the line of credit for which the 44% shareholders of REN are responsible to us.

RENTECH, INC.

Contractual Obligations (continued)

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” This interpretation addresses the consolidation of business enterprises (variable interest entities) to which the usual condition of consolidation does not apply. This interpretation focuses on financial interests that indicate control. It concludes that in the absence of clear control through voting interests, a company’s exposure (variable interest) to the economic risks and potential rewards from the variable interest entity’s assets and activities are the best evidence of control. Variable interests are rights and obligations that convey economic gains or losses from changes in the values of the variable interest entity’s assets and liabilities. Variable interests may arise from financial instruments, service contracts, nonvoting ownership interests and other arrangements. If an enterprise holds a majority of the variable interests of an entity, it would be considered the primary beneficiary. The primary beneficiary would be required to include assets, liabilities and the results of operations of the variable interest entity in its financial statements. This interpretation applies immediately to variable interest entities that are created after or for which control is obtained after January 31, 2003. For variable interest entities created prior to February 1, 2003, the provisions would be applied effective July 2003.

RENTECH, INC.

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

Item 4. Controls and Procedures

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended). This evaluation was made within 90 days prior to the filing of this quarterly report (the Evaluation Date). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are adequate and effective and designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to them by others within these entities.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date. As no significant deficiencies or material weaknesses were found, no corrective actions were taken.

Part II—Other Information

Item 1. Legal Proceedings.

Rentech owns 56 percent of REN Corporation, which produces automated systems that test equipment produced by manufacturers of industrial equipment or manufacturers that control the production. A judgment was entered on October 29, 2002, in a civil action REN Corporation brought against Case Corporation to collect an account receivable. The contract had been awarded in January 1998, before Rentech’s acquisition of its interest in REN. The judgment, entered in the U.S. District Court for Oklahoma, denied REN’s collection claim and awarded judgment in favor of Case Corporation on its claim against REN for a breach of a condition of the contract. The judgment was in the amount of $325,795 plus costs and interest. On March 10, 2003, REN and Case Corporation reached a settlement under which REN will pay Case Corporation a total of $325,000 in quarterly installments beginning in March 2003 and ending in June 2004. Rentech is advancing the quarterly installments, and is to be reimbursed from any profits otherwise payable to the minority shareholders who own the 44 percent of Ren Corporation that is not owned by Rentech.

RENTECH, INC.

Item 2. Changes in Securities and Use of Proceeds.

During the three months ended March 31, 2003, we issued eight convertible promissory notes to existing shareholders, who are accredited investors, for $655,000 in cash. The notes bear interest at 9% per year and mature in January and February 2004, with all principal and accrued interest due at maturity. Within the first one hundred and twenty days from the date of the notes, the holders may elect to convert part or all of the principal balance and accrued interest into unregistered common stock of the Company at a conversion rate of $0.45 per share if the closing market price for the Company’s common stock for three consecutive trading days is at least $1.00 per share. After the first one hundred and twenty days, the notes may be converted in part or in whole into unregistered common stock of the Company at a conversion rate of $0.45 without regard to the closing market price of the stock. In connection with this private placement, we agreed to issue our stock purchase warrants to registered broker-dealers for the purchase of 201,250 shares of our unregistered common stock. The warrants may be exercised for three years to purchase these shares at the price of $1.00 per share. The issuance of the notes was not registered under the Securities Act of 1933, as amended, in reliance upon Section 4(2) promulgated under that act. We agreed to register with the SEC the shares of common stock into which the notes and warrants may be converted.

Item 3. Defaults Upon Senior Securities. Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

At the annual meeting of shareholders on March 25, 2003, the following persons were elected as directors of the Company for terms expiring in 2006:

John J. Ball	Votes for: 60,561,401	Votes withheld: 2,476,432	Abstained: 0
Dr. Erich W. Tiepel	Votes for: 61,473,153	Votes withheld: 1,564,680	Abstained: 0

The terms of Ronald C. Butz, John P. Diesel, Douglas L. Sheeran and Dennis L. Yakobson as directors continued after the meeting.

The Company’s 2003 Stock Option Plan was approved by the following vote:

Votes for: 58,440,803	Votes withheld: 3,915,207	Abstained: 681,823

Item 5. Other Information. Not applicable.

RENTECH, INC.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits:

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

4.5	Form of Registration Rights Agreement (incorporated by reference to the exhibits to Form S-3/A Amendment Two to Registration Statement No. 333-85682 filed on October 28, 2002).

RENTECH, INC.

Item 6. Exhibits and Reports on Form 8-K. (continued)

(a)	Exhibits (continued):

4.6	Form of Non-statutory Stock Option Agreement (incorporated by reference to the exhibits to Form S-3/A Amendment Two to Registration Statement No. 333-85682 filed on October 28, 2002).

4.7	Form of Convertible Promissory Note issued under the 2003 private placement of convertible Promissory notes.

4.8	Form of Stock Purchase Warrant issued under the 2003 private placement of convertible promissory notes.

10.1	1990 Stock Option Plan (incorporated by reference to the exhibits to Registration Statement No. 33-37150-D on Form S-18).

10.2	1994 Stock Option Plan (incorporated by reference to the exhibits to Post-Effective Amendment No. 5 to Registration Statement No. 33-37150-D on Form S-18).

10.3	1996 Stock Option Plan (incorporated by reference to the exhibits to Current Report on Form 8-K dated December 18, 1996).

10.4	1998 Stock Option Plan (incorporated by reference to the exhibits to Registration Statement No. 333-95537 on Form S-8).

10.5	2001 Stock Option Plan (incorporated by reference to the exhibits to Annual Report on Form 10-K for the year ended September 30, 2002).

10.6	2003 Stock Option Plan (incorporated by reference to the exhibits to Annual Report on Form 10-K for the year ended September 30, 2002).

10.7	License Agreement with Texaco Natural Gas, Inc. dated October 8, 1998 (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-KSB for the year ended September 30, 1998).

10.8	Technical Services Agreement dated June 14, 1999 with Texaco Energy Systems, Inc. (incorporated by reference to Exhibit 10.7 to Annual Report on Form 10-K for the year ended September 30, 2001).

10.9	Letter of Intent with ITN Energy Systems, Inc. dated October 17, 1996 (incorporated by reference to the exhibits to Current Report on Form 8-K/A dated November 7, 1996).

10.10	Services Contract with Wyoming Business Council dated January 30, 2001 (incorporated by reference to Exhibit 10.9 to Amendment Two to Registration Statement No. 333-85682 of Form S-3/A).

10.11

Letter Agreement with BC Projectos dated March 4, 1999 (incorporated by reference to Exhibit No. 10.11 to Amendment No. Two to Registration Statement No. 333-85682 on Form S-3/A filed on October 28, 2002).

RENTECH, INC.

Item 6. Exhibits and Reports on Form 8-K. (continued)

(a)	Exhibits (continued):

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

10.17

Employment Contract with executive officer of subsidiary REN Corporation (incorporated by reference from the exhibits to Rentech’s Annual Report on Form 10-K for the year ended September 30, 2001, filed on December 28, 2001).

10.18	Employment Agreement with Charles B. Benham (incorporated by reference to Exhibit No. 10.18 to Amendment No. Two to Registration Statement No. 333-85682 on Form S-3/A filed on October 28, 2002).

10.19	Employment Agreement with Mark S. Bohn (incorporated by reference to Exhibit No. 10.19 to Amendment No. Two to Registration Statement No. 333-85682 on Form S-3/A filed on October 28, 2002).

10.20	Employment Agreement with Ronald C. Butz (incorporated by reference to Exhibit No. 10.20 to Amendment No. Two to Registration Statement No. 333-85682 on Form S-3/A filed on October 28, 2002).

10.21	Employment Agreement with James P. Samuels (incorporated by reference to Exhibit No. 10.21 to Amendment No. Two to Registration Statement No. 333-85682 on Form S-3/A filed on October 28, 2002).

RENTECH, INC.

Item 6. Exhibits and Reports on Form 8-K. (continued)

(a)	Exhibits (continued):

10.22	Employment Agreement with Dennis L. Yakobson (incorporated by reference to Exhibit No. 10.22 to Amendment No. Two to Registration Statement No. 333-85682 on Form S-3/A filed on October 28, 2002).

99.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

Form 8-K filed on February 14, 2003 to report an event under Item 7, Financial Statements and Exhibits and Item 9, Regulation FD Disclosure.

RENTECH, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RENTECH, INC.

Dated: May 14, 2003	/s/ DENNIS L. YAKOBSON
Dennis L. Yakobson, President and Chief Executive Officer

Dated: May 14, 2003	/s/ JAMES P. SAMUELS
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

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

RENTECH, INC.

Certification by Dennis L. Yakobson, Chief Executive Officer (continued)

(6)	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 14, 2003	By:	/s/ DENNIS L. YAKOBSON
Dennis L. Yakobson, President and Chief Executive Officer (Principal Executive Officer)

RENTECH, INC.

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

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

RENTECH, INC.

Certification by James P. Samuels, Chief Financial Officer (continued)

(6)	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 14, 2003	/s/ JAMES P. SAMUELS
James P. Samuels, Vice President-Finance and Chief Financial Officer (Principal Financial Officer)