Form 10-Q
period 2003-06-30
RENTECH INC /CO/
filed 2003-08-14
CIK 868725

U.S. SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________to

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The number of shares outstanding of each of the issuers classes of common equity, as of August 14, 2003:  common stock – 76,735,656.

RENTECH, INC.
Form 10-Q Quarterly Report – Third Quarter of Fiscal 2003

Forward-Looking Statements

Information in this document that is not historical includes forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  In addition, from time to time, we or our representatives have made or may make forward-looking statements orally or in writing. These statements are made based on our current views and assumptions regarding our technology, financing, markets, growth and earnings expectations.  All of these forward-looking statements involve a number of risks and uncertainties.  There are certain important factors that can cause actual results to differ materially from the forward-looking statements.  These include, without limitation, our ability to obtain necessary capital for continuing operations and carrying out our plans, the performance of our gas-to-liquids technology in commercial size plants, the costs of constructing and operating these plants, the financing of the plants, economic competitiveness of our gas-to-liquids technology, anticipated revenues from our gas-to-liquids business and from our subsidiaries, and other factors discussed from time to time in our filings with the Securities and Exchange Commission.  Readers are cautioned not to place undue reliance on forward-looking statements, and holders of our securities are specifically referred to those documents with regard to factors and conditions that may affect future results. We undertake no obligation to update these statements to reflect ensuing events or circumstances, or subsequent actual results.

As used in this Quarterly Report on Form 10-Q, the terms we, our and us mean Rentech, Inc., a Colorado corporation and its subsidiaries, unless the context indicates otherwise.

RENTECH, INC.

Consolidated Balance Sheets

	June 30, 2003 (Unaudited)	September 30, 2002

Assets
Current assets
Cash	$331,886	$1,032,920
Restricted cash	500,000	500,000
Accounts receivable, net of $17,500 (2003) and $12,000 (2002) allowance for doubtful accounts	891,315	1,436,886
Costs and estimated earnings in excess of billings (Note 10)	349,234	788,727
Stock subscription receivable	304,490	76,186
Other receivables	36,114	65,494
Receivable from related party (Note 4)	14,068	17,966
Inventories (Note 2)	495,012	757,393
Prepaid expenses and other current assets	327,345	253,646

Total current assets	3,249,464	4,929,218

Property and equipment, net of accumulated depreciation and amortization of $1,609,372 (2003) and $1,300,598 (2002)	4,187,286	4,120,915
Other assets
Licensed technology, net of accumulated amortization of $2,249,114 (2003) and $2,077,528 (2002)	1,182,035	1,353,621
Capitalized software costs, net of accumulated amortization of $789,354 (2003) and $552,386 (2002)	158,338	395,306
Goodwill, net of accumulated amortization of $400,599 (Note 11)	1,281,807	1,281,807
Non-compete agreement, net of accumulated amortization of $63,300 (2003) and $38,500 (2002)	99,201	124,001
Investment in Sand Creek (Note 4)	114	—
Investment in INICA, Inc. (Note 3)	3,079,107	3,079,107
Technology rights, net of accumulated amortization of $165,454 (2003) and $143,873 (2002)	122,292	143,873
Note and other receivable from related party	577,218	571,394
Deposits and other assets	242,101	163,986

Total other assets	6,742,213	7,113,095

	$14,178,963	$16,163,228

(Continued on following page.)

See notes to consolidated financial statements.

RENTECH, INC.

Consolidated Balance Sheets

(Continued from previous page.)

	June 30, 2003 (Unaudited)	September 30, 2002

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$931,554	$886,254
Billings in excess of costs and estimated earnings (Note 10)	30,255	144,785
Accrued payroll and benefits	384,364	201,191
Deferred compensation (Note 9)	420,264	419,036
Accrued liabilities	423,442	508,276
Other liability (Note 9)	183,500	326,000
Notes payable to related parties (Note 6)	224,871	—
Lines of credit payable (Note 7)	1,389,306	1,493,839
Current portion of long-term debt	67,524	127,103
Current portion of long-term convertible debt to stockholders (Note 5)	1,026,009	47,048

Total current liabilities	5,081,089	4,153,532

Long-term liabilities
Long-term debt, net of current portion	1,041,475	1,078,403
Long-term convertible debt to stockholders, net of current portion (Note 5)	1,756,546	2,177,292
Lessee deposits	7,485	7,485
Investment in Sand Creek (Note 4)	—	5,864

Total long-term liabilities	2,805,506	3,269,044

Total liabilities	7,886,595	7,422,576

Minority interest	149,336	296,710

Commitments and contingencies (Notes 1, 4, 9 and 13)
Stockholders’ equity (Note 8)
Series A convertible preferred stock - $10 par value; 200,000 shares authorized; 200,000 shares issued and no shares outstanding; $10 per share liquidation value	—	—
Series B convertible preferred stock - $10 par value; 800,000 shares authorized; 691,664 shares issued and no shares outstanding; $10 per share liquidation value	—	—
Series C participating cumulative preferred stock - $10 par value; 500,000 shares authorized; no shares issued and outstanding	—	—
Common stock - $.01 par value; 100,000,000 shares authorized; 75,704,628 and 71,790,667 shares issued and outstanding	757,046	717,907
Additional paid-in capital	40,882,547	38,629,676
Accumulated deficit	(35,496,561)	(30,903,641)

Total stockholders’ equity	6,143,032	8,443,942

	$14,178,963	16,163,228

See notes to consolidated financial statements.

RENTECH, INC.

Consolidated Statements of Operations

	Three Months Ended June 30,		Nine Months Ended June 30,

	2003	2002	2003	2002

Revenues (Note 12)
Product sales	$713,816	$575,710	$1,462,898	$1,384,909
Service revenues	1,211,218	1,867,238	4,469,343	5,810,598
Royalty income	—	60,000	100,000	180,000

Total revenues	1,925,034	2,502,948	6,032,241	7,375,507

Cost of sales
Product sales	341,021	237,815	687,046	657,152
Service costs	920,174	1,188,199	3,030,146	3,336,998
Research and development contract costs (Note 13)	—	3,000	—	128,000

Total cost of sales	1,261,195	1,429,014	3,717,192	4,122,150

Gross profit	663,839	1,073,934	2,315,049	3,253,357
Operating expenses
General and administrative expense	1,823,357	1,446,306	5,214,879	5,709,968
Depreciation and amortization	204,189	206,953	615,845	680,237
Research and development	244,855	370,805	487,463	579,143

Total operating expenses	2,272,401	2,024,064	6,318,187	6,969,348

Loss from operations	(1,608,562)	(950,130)	(4,003,138)	(3,715,991)

Other income (expenses)
Equity in loss of investee (Note 4)	(47,448)	(46,512)	(156,674)	(196,668)
Interest income	4,960	6,365	16,861	14,573
Interest expense	(382,764)	(87,925)	(599,829)	(163,960)
Gain on disposal of fixed assets	2,486	2,944	2,486	189

Total other income (expense)	(422,766)	(125,128)	(737,156)	(345,866)

Minority interest in subsidiary’s net (income) loss	62,637	(16,761)	147,374	(35,085)

Net loss	(1,968,691)	(1,092,019)	(4,592,920)	(4,096,942)
Dividend requirements on convertible preferred stock	—	—	—	136,932

Loss applicable to common stockholders	$(1,968,691)	$(1,092,019)	$(4,592,920)	$(4,233,874)

Basic and diluted loss per common share	$(0.03)	$(0.02)	$(0.06)	$(0.06)

Basic and diluted weighted-average number of common shares outstanding	73,708,092	70,950,198	72,632,812	69,536,582

See notes to consolidated financial statements.

RENTECH, INC.

Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Convertible Preferred Stock

	Series A		Series B		Common Stock		Additional Paid-in Capital			Total Stockholders’ Equity
								Unearned Compensation	Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount

Balance, September 30, 2002 (audited)	—	$—	—	$—	71,790,667	$717,907	$38,629,676	$—	$(30,903,641)	$8,443,942
Common stock issued for cash, net of offering costs of $18,825 (Note 8)	—	—	—	—	1,081,089	10,811	456,854	—	—	467,665
Common stock issued for options exercised (Note 8)	—	—	—	—	82,000	820	65,600	—	—	66,420
Common stock issued for conversion of convertible notes (Note 8)	—	—	—	—	2,450,872	24,508	1,115,084	—	—	1,139,592
Common stock granted for services (Note 8)	—	—	—	—	300,000	3,000	156,000	—	—	159,000
Offering costs of convertible notes (Note 8)	—	—	—	—	—	—	459,333	—	—	459,333
Net loss for the nine months ended June 30, 2003	—	—	—	—	—	—	—	—	(4,592,920)	(4,592,920)

Balance, June 30, 2003	—	$—	—	$—	75,704,628	$757,046	$40,882,547	$—	$(35,496,561)	$6,143,032

See notes to consolidated financial statements.

RENTECH, INC.

Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended June 30,

	2003	2002

Operating activities
Net loss	$(4,592,920)	$(4,096,942)

Adjustments to reconcile net loss to net cash used in operating activities
Increase in allowance for doubtful accounts	5,500	4,675
Depreciation	312,097	380,595
Amortization	454,935	593,290
Bad debt expense	—	191,779
Revenue recognized from contract liability	—	(750,000)
Interest income on receivable from related party	(6,619)	—
(Gain) loss on disposal of fixed assets	(2,486)	189
Equity in loss of investee	156,674	196,668
Minority interest in net loss of subsidiary	(147,374)	35,084
Accrued interest expense	49,159	—
Salaries expense paid through debt	530,169	—
Common stock issued for services	159,000	—
Stock options issued for services	—	70,514
Changes in operating assets and liabilities, net of business combination
Accounts receivable	540,071	312,419
Costs and estimated earnings in excess of billings	439,493	(853,580)
Other receivables and receivable from related party	33,278	59,858
Inventories	(69,877)	(56,439)
Prepaid expenses and other current assets	117,656	250,569
Accounts payable	45,300	(365,507)
Billings in excess of costs and estimated earnings	(114,530)	(85,950)
Accrued liabilities, accrued payroll and other	23,462	36,901

Net cash used in operating activities	(2,067,012)	(4,075,877)

Investing activities
Purchase of property and equipment	(47,394)	(226,605)
Proceeds from disposal of fixed assets	3,670	9,990
Deposits and other assets	119,108	(121,188)
Cash used in purchase of investments	(162,652)	(208,000)

Net cash used in investing activities	(87,268)	(545,803)

Financing activities
Proceeds from issuance of common stock	182,819	1,132,909
Proceeds from issuance of convertible preferred stock	—	500,000
Proceeds from stock subscription receivable	76,186	250,000
Payment of offering costs	(18,825)	(110,010)
Purchase of restricted cash	—	(500,000)
Proceeds from long-term debt and notes payable	1,955,000	2,250,000
Proceeds from line of credit, net	(104,533)	877,066
Payments on related party payable	—	(30,600)
Payments on long-term convertible debt and notes payable	(637,401)	(322,510)

Net cash (used in) provided by financing activities	1,453,246	4,046,855

Increase (decrease) in cash	(701,034)	(574,825)
Cash, beginning of period	1,032,920	893,452

Cash, end of period	$331,886	$318,627

(Continued on following page.)

See notes to consolidated financial statements.

RENTECH, INC.

Consolidated Statements of Cash Flows

(Continued from previous page.)

For the nine months ended June 30, 2003 and 2002, the Company made cash interest payments of $326,320 and $163,960.  Excluded from the statements of cash flows for the nine months ended June 30, 2003 and 2002 were the effects of certain non-cash investing and financing activities as follows:

	Nine Months Ended June 30,

	2003	2002

Purchase of annual insurance financed with a note payable	$191,355	$246,753
Issuance of common stock for conversion of convertible notes payable	$1,139,592	$—
Issuance of common stock for exercise of stock options in partial settlement of deferred compensation	$65,600	$—
Deferred financing charges for convertible promissory notes	$459,334	$—
Issuance of common stock for subscription receivable	$304,490	$50,000
Reclassification of inventory to property and equipment	$332,258	$—
Issuance of common stock for conversion of convertible preferred stock and dividends	$—	$777,780
Issuance of common stock for exercise of stock options	$—	$55,744
Issuance of common stock for receivable	$—	$5,000

See notes to consolidated financial statements.

RENTECH, INC.

Notes to the Consolidated Financial Statements
June 30, 2003 (Unaudited)

Note 1 – Description of Business and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The accompanying statements should be read in conjunction with the audited financial statements included in the Company’s September 30, 2002 annual report on Form 10-K.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine months ended June 30, 2003 are not necessarily indicative of the results that may be realized for the full fiscal year ending September 30, 2003.

Management’s Plans

From the Company’s inception on December 18, 1981 through June 30, 2003, the Company has incurred losses in the amount of $35,496,561.  For the nine months ended June 30, 2003, the Company recognized a $4,592,920 net loss.  If the Company does not operate at a profit in the future, the Company may be unable to continue its operations at the present level.

During the nine months ended June 30, 2003, the Company entered into ten convertible notes totaling $1,955,000 with existing stockholders of the Company.  In addition, during the nine months ended June 30, 2003, the Company entered into subscriptions to purchase common stock of the Company with existing shareholders of the Company for $182,000 in cash and a subscription receivable of $304,490.  During July 2003, the subscription receivable of $304,490 was paid in cash and additional subscriptions were completed for $374,985 in cash.  The Company has also been successful in the past in obtaining equity financing.  For the years ended September 30, 2002, 2001 and 2000, the Company received net cash proceeds from the issuance of common stock of $1,456,724, $2,332,005 and $6,951,913.  For the years ended September 30, 2002, 2001 and 2000, the Company received cash proceeds from the issuance of convertible preferred stock of $500,000, $793,673 and $150,000.

In order to achieve its objectives as planned for fiscal 2003, the Company has secured commitments through debt and equity securities, which it believes will meet its expected cash requirements for fiscal 2003.  The Company does not expect to use convertible preferred stock to fund its cash requirements for fiscal 2003.  In addition, the Company is negotiating to sell some or all of its 50 percent interest in the assets of Sand Creek Energy, LLC.  The Company believes that its current available cash, revenues from operations and additional debt and equity financing will be sufficient to meet its cash operating requirements through September 30, 2003.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned and majority-owned subsidiaries.  All significant inter-company accounts and transactions have been eliminated in consolidation.

RENTECH, INC.

Notes to the Consolidated Financial Statements
June 30, 2003 (Unaudited)

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

Capitalized Software

The Company has capitalized its internal use software in accordance with Statement of Position 98-1.  Capitalized software costs include fees paid to Dresser Engineering Company for software development in the amount of $851,611 and $96,081 in capitalized software costs acquired from the acquisition of REN, net of accumulated amortization of $789,354.  The capitalized software costs are being amortized over a three-year period using the straight-line method.

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
June 30, 2003 (Unaudited)

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
June 30, 2003 (Unaudited)

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

Royalty fees are recognized when the revenue-earning activities that are to be provided by the Company have been performed and no future obligation to perform services exists.

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
June 30, 2003 (Unaudited)

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

Net Loss Per Common Share

Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS No. 128”) provides for the calculation of “Basic” and “Diluted” earnings per share.  Basic earnings per share includes no dilution and is computed by dividing income (loss) applicable to common stock by the weighted average number of common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. For the nine months ended June 30, 2003 and 2002, stock options for a total of 4,827,766 and 4,837,766 shares, stock warrants for a total of 5,292,086 and 3,846,867 shares and long-term debt convertible into 6,864,154 and 4,470,984 shares were not included in the computation of diluted loss per share because their effect was anti-dilutive.

RENTECH, INC.

Notes to the Consolidated Financial Statements
June 30, 2003 (Unaudited)

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

Long-Term Debt and Long-Term Convertible Debt

The carrying amount of convertible debt and other debt outstanding also approximates their fair value as of June 30, 2003 and September 30, 2002, because interest rates on these instruments approximate the interest rate on debt with similar terms available to the Company.

RENTECH, INC.

Notes to the Consolidated Financial Statements
June 30, 2003 (Unaudited)

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

Under the accounting provisions for SFAS No. 123, the Company’s net loss and net loss per share would have been increased by the pro forma amounts indicated below:

	For the Nine Months Ended

	June 30,

	2003	2002

Loss applicable to common stock
As reported	$(4,592,920)	$(4,233,874)
Pro forma	$(4,613,728)	$(4,274,909)
Loss per common share
As reported	$(.06)	$(.06)
Pro forma	$(.06)	$(.06)

Comprehensive Loss

Comprehensive loss is comprised of net loss and all changes to the consolidated statement of stockholders’ equity except those changes made due to investments by stockholders, changes in paid-in capital and distributions to stockholders.  For the nine months ended June 30, 2003 and 2002, the Company had no items of comprehensive loss other than net loss; therefore, a separate statement of comprehensive loss has not been presented for these periods.

RENTECH, INC.

Notes to the Consolidated Financial Statements
June 30, 2003 (Unaudited)

Note 1 – Description of Business and Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”.  SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)”.  SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred.  SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.   The adoption of this standard did not have a material impact on the Company’s financial statements.

In November 2002, the FASB published interpretation No, 45 “Guarantor’s Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”.  The Interpretation expands on the accounting guidance of Statements No. 5, 57, and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which is being superseded.  The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements.  The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor’s fiscal year-end. The disclosure requirements in the Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002.  The adoption of this standard did not have any impact on the Company’s financial statements.

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure”.  This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock-based compensation.  In addition, SFAS 148 amends the disclosure provision of SFAS 123 to require more prominent disclosure about the effects of an entity’s accounting policy decisions with respect to stock-based employee compensation on reported net income.  The effective date for this Statement is for fiscal years ended after December 15, 2002.  The Company has incorporated the disclosure requirements of SFAS No. 148 into its financial statements, which require a tabular pro forma presentation of net loss had SFAS No. 123 been adopted.

RENTECH, INC.

Notes to the Consolidated Financial Statements
June 30, 2003 (Unaudited)

Note 1 – Description of Business and Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB 51” (FIN No. 46).  The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (Variable Interest Entities or “VIEs”) and to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. The disclosure requirements of FIN No. 46 became effective for financial statements issued after January 31, 2003. The adoption of this standard did not have an impact on the Company’s financial statements.

In April 2003, the FASB issued SFAS No. 149, “Accounting  for Derivative Instruments and Hedging  Activities”, which is effective for contracts entered  into  or  modified  after  June  30,  2003  and  for  hedging relationships  designated  after June 30, 2003. This statement  amends and  clarifies  financial  accounting  and  reporting  for  derivative instruments  including certain instruments embedded in other contracts and for  hedging  activities  under  SFAS  No. 133, “Accounting  for Derivative Instruments and Hedging Activities”.  The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

In May 2003, the FASB  issued  SFAS No. 150, “Accounting  for  Certain Financial  Instruments  with  Characteristics  of Both Liabilities and Equity”, which is effective for financial  instruments entered into or modified  after  May 31,  2003,  and  otherwise  is  effective at the beginning of the first interim period  beginning after June 15, 2003.  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

Note 2 - Inventories

Inventories consist of the following:

	March 31, 2003 (Unaudited)	September 30, 2002

Finished goods	$121,342	$77,603
Work in process	47,867	375,392
Raw materials	325,803	304,398

	$495,012	$757,393

RENTECH, INC.

Notes to the Consolidated Financial Statements
June 30, 2003 (Unaudited)

Note 3 – Investment in INICA, Inc.

On May 29, 1998, the Company acquired a 10% ownership in INICA, Inc., which is engaged in developing and commercializing emerging technologies, for $3,079,107.  In the agreement to acquire an ownership interest in INICA, the Company agreed to repurchase its shares used as part of the purchase price if the market value falls below $0.40.  As of June 30, 2003, the Company has not re-acquired any shares under this provision and the Company does not believe that there will be an obligation to re-acquire its shares in the future.  The Company’s 10% ownership in INICA includes a 10% ownership interest in the 13% ownership interest of INICA in Global Energy Holdings, LLC.  The other 87% owner of Global Energy Holdings, LLC is Millennium Holdings, Inc. (“Millennium”), a wholly owned subsidiary of UniSource Energy Corporation.  Global Energy Holdings, LLC was established to manufacture and market flexible photovoltaic (PV) modules.  The Company’s investment with INICA also enabled the Company to acquire interests in other technology ventures with INICA, all of which are owned by Infinite Power Solutions, Inc. INICA owns 22.5% of Infinite Power Solutions and Millennium owns the other 77.5%.  The Company and INICA have reached an agreement under which the Company may exchange its 10% ownership in INICA for a 2.375% ownership in Global Energy Holdings, LLC and up to 3.75% of Infinite Power Solutions, Inc. The exchange has been approved by Millennium Energy Holdings, Inc.

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

For the nine months ended June 30, 2003 and 2002, the Company contributed $162,652 and $208,000 to SCE and has recognized $156,674 and $196,668 related to its equity in SCE’s losses.  As of June 30, 2003 and September 30, 2002, the Company had a $14,068 and a $17,966 receivable due from SCE.  As of June 30, 2003 and September 30, 2002, SCE had no short-term or long-term debt.

RENTECH, INC.

Notes to the Consolidated Financial Statements
June 30, 2003 (Unaudited)

Note 5 – Long-Term Convertible Debt

On February 25, 2002, the Company issued four long-term convertible notes totaling $2,250,000 to existing stockholders of the Company.  The notes bear interest at 8.5% and mature on February 25, 2006, with all unpaid principal and interest due at that time.  The Company recorded $132,461 in debt issuance costs related to these notes.  Monthly payments on the notes of $19,526 commenced on April 1, 2002. The notes are convertible into no more than 4,500,000 shares of the Company’s common stock, less two shares for every dollar of principal reduction of the notes paid in the form of cash.  The notes allow the Lenders to convert part or all of the principal balance into common stock at a conversion price of $0.50 per share if the market price of the common stock on the conversion date is $0.50 per share or higher.  Starting on the first day of the thirteenth calendar month following the date of the notes, and continuing on the first day of each succeeding month until the notes are paid in full, principal in the amount of one-thirty-sixth of the declining principal balance of the notes is to automatically convert into the Company’s common stock at a conversion price of $0.50 per share.  If the average daily market price for the seven trading days preceding the first day of such calendar month is less than $0.50 per share, the difference between $0.50 per share and the average of the seven trading days preceding the date of conversion will be multiplied by the number of shares issued to the Lenders as a result of the conversion, and the resulting dollar amount will be added to the remaining principal balance of the notes.  The notes are secured by the assets of OKON, Inc., including the capital stock of that company.  The notes began to automatically convert into the Company’s common stock on March 1, 2003. As per the terms of the notes, the automatic conversion will continue on the first day of each succeeding month.  As a result, $511,339 of the long-term convertible debt to stockholders is scheduled to convert into the Company’s common stock during the next twelve months.

During the nine months ended June 30, 2003, the Company entered into ten convertible notes totaling $1,955,000 with existing stockholders of the Company.  The notes bear interest at 9% and mature in January and February 2004, with all unpaid principal and interest due at that time.  The Company recorded $136,244 in debt issuance costs related to these notes.  For certain notes, the market price of the Company’s common stock was greater than the conversion rate included in the notes.  As a result, the Company recorded $459,333 in deferred financing charges related to these notes, which will be amortized over the life of the notes.  Within the first 120 days, the notes may be converted in whole or in part into unregistered common stock of the Company at a conversion rate of $0.45 per share if the closing market price for the Company’s common stock for three consecutive days is at least $1.00 per share.  After the first 120 days, the notes may be converted in whole or in part into unregistered common stock of the Company at a conversion rate of $0.45 per share without respect to the closing market price of the Company’s common stock.  For two of these notes, if at any time following 30 days from the note the average closing price is $0.65 or more for five consecutive trading days, all remaining principal and accrued interest automatically converts into unregistered common stock of the Company at a conversion rate of $0.45 per share.  During the three months ended June 30, 2003, one of these notes automatically converted into 1,681,872 unregistered shares of the Company’s common stock as the average closing price of the Company’s common stock for five days exceeded $0.65.

RENTECH, INC.

Notes to the Consolidated Financial Statements
June 30, 2003 (Unaudited)

Note 6 – Notes Payable to Related Parties

During January 2003, the Company began to defer monthly salary payments to certain officers.  These officers and the Company entered into convertible notes in the amount of such deferred salary payments.  The notes bear interest at 9% and mature in twelve months, with all unpaid principal and interest due at that time.  Within the first 120 days, the notes may be converted in whole or in part into unregistered common stock of the Company at a conversion rate of $0.45 per share if the closing market price for the Company’s common stock for three consecutive days exceeds $1.00 per share.  After the first 120 days, the notes may be converted in whole or in part into unregistered common stock of the Company without respect to the closing market price of the Company’s common stock at a conversion rate of $0.45 per share for the deferrals between January 1, 2003 and March 31, 2003 and at the closing market price for all subsequent deferrals.

Note 7 – Lines of Credit

On February 25, 2002, the Company entered into a $1,000,000 business line of credit agreement with Premier Bank through its 56% owned subsidiary, REN.  The line of credit matures on May 1, 2004, at which time all unpaid principal and interest is due.  The line of credit bears interest at prime plus 1.5% (5.75% at June 30, 2003), and interest is accrued monthly.  Payments of principal are tied to the receipt of accounts receivable payments by REN.  On February 27, 2002, the Company purchased a $500,000 certificate of deposit with Premier Bank, to be used as collateral on the line of credit. The $500,000 certificate of deposit is shown as restricted cash on the Company’s balance sheet.  Interest on the certificate of deposit is paid to the Company on a monthly basis, and the certificate matured on December 31, 2002.  The certificate will remain with Premier Bank until the line of credit matures.  The line of credit is also collateralized by the first deed of trust on the real property of Petroleum Mud Logging, Inc. and REN.  The line of credit is guaranteed by Rentech, Petroleum Mud Logging, Inc. and the minority shareholder of REN. The balance of this line of credit at June 30, 2003 was $889,306.

On September 27, 2002, the Company entered into a $500,000 business line of credit agreement with the Bank of Denver.  The line of credit is due on demand.  If no demand is made, the line of credit matures on December 1, 2003, at which time all unpaid principal and interest is due.  The line of credit bears interest at the Bank of Denver Base Rate plus 0.5% (6.25% at June 30, 2003), and interest is accrued monthly.  The line of credit is collateralized by all inventory, accounts receivable and equipment of Rentech.  In addition, the line of credit is guaranteed by the building in which our research and development laboratory is located, 1,000,000 shares of the Company’s common stock consisting of 200,000 shares each owned by five officers of the Company and the residence of one of the officers of the Company.  The balance of this line of credit at June 30, 2003 was $500,000.

RENTECH, INC.

Notes to the Consolidated Financial Statements
June 30, 2003 (Unaudited)

Note 8 – Stockholders’ Equity

Common Stock

During June 2003, the Company offered shares of its common stock for sale in a private placement offering of up to $1,000,000.  The Company granted non-exclusive rights to several placement agents to sell the shares under the memorandum.  The Company offered its shares for sale at $0.45 per share. In addition, the Company agreed to issue warrants to its brokers, who served as selected dealers in the private placement, to purchase one share of the Company’s common stock for every $4.00 of the Company’s common stock sold, at a purchase price of $1.00.  The warrants are exercisable for a period of three years from the date the placement began.  The Company issued 1,081,089 shares of its common stock for cash of $182,000 and a subscription receivable of $304,490, and the Company incurred $18,825 in offering costs under the private placement.  The Company will also issue warrants to purchase 33,000 shares of the Company’s common stock to brokers related to the private placement.  During the period, the Company also issued 82,000 shares of its common stock upon the exercise of stock options for cash proceeds of $820 and partial settlement of deferred compensation of $65,600.  In addition, the Company issued 2,450,872 shares of its common stock upon the conversion of $1,139,592 of long-term convertible debt to stockholders.  The Company also issued 300,000 shares of its common stock in payment of director fees for fiscal 2002 as well as prepayment for director fees for fiscal 2003 and fiscal 2004.  The Company will not distribute the shares attributable to fiscal 2003 and fiscal 2004 until the end of each fiscal year and the completion of director services for that annual period.  The Company incurred $459,333 in non-cash offering costs during the nine months ended June 30, 2003 related to the convertible notes issued during the period.

Stock Options and Warrants

During the nine months ended June 30, 2003, the Company issued options to certain employees and directors of the Company to purchase 126,000 shares of the Company’s common stock.  The options were valued at $20,808 using the Black-Scholes option pricing model and did not result in a charge to compensation expense.  The Company also issued a warrant to a stockholder to purchase 1,100,000 shares of the Company’s common stock.  The warrant was valued using the Black-Scholes option pricing model which resulted in an offering cost charge of $126,099 to additional paid in capital.  The expiration date of this warrant was also extended during the three months ended June 30, 2003 which resulted in an additional offering cost charge to additional paid in capital of $163,283.  In addition, the Company issued a warrant to certain brokers to purchase 201,250 shares of the Company’s common stock.  The warrant was valued using the Black-Scholes option pricing model which resulted in a debt issuance cost of $7,139.  During the nine month period, the Company extended the expiration date of a warrant to purchase 625,000 shares, a warrant to purchase 2,291,667 shares and options to purchase 180,000 shares of the Company’s common stock.  The extended options and warrants were valued using the Black-Scholes option pricing model and did not result in recording any additional charges.

RENTECH, INC.

Notes to the Consolidated Financial Statements
June 30, 2003 (Unaudited)

Note 9 – Commitments and Contingencies

Employment Agreements

The Company has entered into various employment agreements with five of its officers with terms of three years.  At the end of each year, the contracts are automatically extended for another year unless either party rejects the extension.  In the event that the Company terminates an officer’s employment for any other reason other than for cause, the Company shall pay the officer his compensation for the remainder of the term or one year, whichever is greater.  In addition, the Company has employment agreements with three other officers with expiration dates from March 31, 2004 through August 31, 2004.  These three employment agreements with the other officers provide for various settlements upon termination of employment.  One employment agreement indicates that no additional obligation exists upon termination of employment unless it is related to the event of death; then the Company shall continue to pay the employee’s estate the employee’s salary for the remainder of the term. The second employment agreement indicates that in the event that the Company terminates the officer’s employment for any other reason other than for cause, the Company shall pay the officer his compensation for the remainder of the term.  The third employment agreement indicates that if the officer’s employment with the Company terminates for any reason other than cause, the officer will receive twelve months of compensation in addition to any accrued vacation.  The employment agreements set forth annual compensation to the eight officers of between $52,000 and $250,302 each.  The Company’s total future obligation under employment agreements as of June 30, 2003 is $692,236.  Compensation is adjusted annually based on the cost of living index.  During fiscal 2000, the Company began to defer the payment of a portion of the compensation of certain officers and the deferral has continued through June 30, 2003. As of June 30, 2003 and September 30, 2002, the Company had deferred compensation of $420,264 and $419,036.

Retirement Plans

On January 1, 1998, the Company established a 401(k) plan.  Employees who are at least 21 years of age are eligible to participate in the plan and share in the employer matching contribution.  The Company is currently matching 75% of the first 6% of the participant’s salary deferrals.  All participants who have completed 1,000 hours of service and who are employed on the last day of the plan year are eligible to share in any non-matching employer contributions. Employer matching and non-matching contributions vest immediately in years in which the plan is not top heavy.  During years in which the plan is top heavy, employer matching and non-matching contributions vest 100% after three years of service.  The Company contributed $94,541 and $101,443 to the plan during the nine months ended June 30, 2003 and 2002.

Operating Leases

The Company leases office space under a non-cancelable operating lease, which expires October 31, 2003, with a renewal option for an additional five years. The Company also leases office and warehouse space for its OKON operation, under a lease, which expires during March 2005.  The Company also has various operating leases, which expire through February 2005.

RENTECH, INC.

Notes to the Consolidated Financial Statements
June 30, 2003 (Unaudited)

Note 9 – Commitments and Contingencies (continued)

Litigation

REN Corporation produces automated systems for manufacturers of industrial equipment who use the systems to test their products during the manufacturing process.  A judgment was entered on October 29, 2002, in a civil action REN Corporation brought against Case Corporation to collect an account receivable. The contract had been awarded in January 1998, before Rentech’s acquisition of its interest in REN. The judgment, entered in the U.S. District Court for Oklahoma, denied REN’s collection claim and awarded judgment in favor of Case Corporation on its claim against REN for a breach of a condition of the contract. The judgment was in the amount of $325,795 plus costs and interest.  During March 2003, REN and Case Corporation reached a settlement under which REN will pay Case Corporation $325,000 in quarterly installments beginning in March 2003 and ending in June 2004.  Rentech is advancing the quarterly installments, and is to be reimbursed from any profits otherwise payable to the minority shareholders who own the other 44 percent of REN Corporation.  As of June 30, 2003, REN has paid Case Corporation $141,500 per the terms of the settlement.

RENTECH, INC.

Notes to the Consolidated Financial Statements
June 30, 2003 (Unaudited)

Note 10 – Costs and Estimated Earnings on Uncompleted Contracts

The costs and estimated earnings related to uncompleted contracts are summarized as follows:

	June 30, 2003 (Unaudited)	September 30, 2002

Costs incurred on uncompleted contracts	$131,215	$1,078,235
Estimated earnings	362,739	551,820

Total costs incurred and estimated earnings	493,954	1,630,055
Less billings to date	(174,975)	(986,113)

	$318,979	$643,942

Included in the accompanying balance sheet under the following captions:

	June 30, 2003 (Unaudited)	September 30, 2002

Costs and estimated earnings in excess of billings on uncompleted contracts	$349,234	$788,727
Billings in excess of costs and estimated earnings on uncompleted contracts	(30,255)	(144,785)

	$318,979	$643,942

There were no amounts included in accounts receivable at June 30, 2003 or 2002 for amounts billed but not collected in accordance with retainage provisions of contracts.

RENTECH, INC.

Notes to the Consolidated Financial Statements
June 30, 2003 (Unaudited)

Note 11 – Goodwill and Other Intangibles

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

The Company recorded $454,935 in amortization expense during the nine months ended June 30, 2003, and estimates expense of approximately $151,000 during the remainder of the fiscal year ended September 30, 2003, and approximately $369,000, $290,000 and $290,000 in each of the fiscal years ending September 30, 2004, 2005 and 2006.

The following table summarizes the activity in goodwill for the periods indicated:

	Nine Months Ended June 30, 2003 (Unaudited)	Year Ended September 30, 2002

Paints:
Beginning balance	$839,841	$839,841
Additions	—	—
Amortization	—	—

	$839,841	$839,841

Oil and gas field services:
Beginning balance	$166,713	$166,713
Additions	—	—
Amortization	—	—

	$166,713	$166,713

RENTECH, INC.

Notes to the Consolidated Financial Statements
June 30, 2003 (Unaudited)

Note 11 – Goodwill and Other Intangibles (continued)

	Nine Months Ended June 30, 2003 (Unaudited)	Year Ended September 30, 2002

Industrial automation systems:
Beginning balance	$275,253	$504,814
Additions	—	—
Reclassifications	—	(229,561)
Amortization	—	—

	$275,253	$275,253

Total goodwill:
Beginning balance	$1,281,807	$1,511,368
Additions	—	—
Reclassifications	—	(229,561)
Amortization	—	—

	$1,281,807	$1,281,807

The following table summarizes the activity for intangible assets subject to amortization:

	Nine Months Ended June 30, 2003 (Unaudited)	Year Ended September 30, 2002

Licensed technology and technology rights
Gross carrying amount	$3,718,895	$3,718,895
Accumulated amortization	(2,414,568)	(2,221,401)

	$1,304,327	$1,497,494

Aggregate amortization expense	$193,167	$257,556

Other intangibles:
Gross carrying amount	$1,276,310	$1,276,310
Accumulated amortization	(1,018,771)	(757,003)

	$257,539	$519,307

Aggregate amortization expense	$261,768	$487,380

RENTECH, INC.

Notes to the Consolidated Financial Statements
June 30, 2003 (Unaudited)

Note 11 – Goodwill and Other Intangibles (continued)

	Nine Months Ended June 30, 2003 (Unaudited)	Year Ended September 30, 2002

Total intangible assets subject to amortization:
Gross carrying amount	$4,995,205	$4,995,205
Accumulated amortization	(3,433,339)	(2,978,404)

	$1,561,866	$2,016,801

Aggregate amortization expense	$454,935	$744,936

The following table summarizes the effect of SFAS No. 142 on loss applicable to common stock per share loss:

	Three Months Ended June 30,		Nine Months Ended June 30,

	2003	2002	2003	2002

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Reported loss applicable to common stock	$(1,968,691)	$(1,092,019)	$(4,592,920)	$(4,233,874)
Add back: goodwill amortization	—	—	—	—

Adjusted loss applicable to common stock	$(1,968,691)	$(1,092,019)	$(4,592,920)	$(4,233,874)

Reported per share loss	$(0.03)	$(0.02)	$(0.06)	$(0.06)
Add back: goodwill amortization	—	—	—	—

Adjusted per share loss	$(0.03)	$(0.02)	$(0.06)	$(0.06)

RENTECH, INC.

Notes to the Consolidated Financial Statements
June 30, 2003 (Unaudited)

Note 11 – Goodwill and Other Intangibles (continued)

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

RENTECH, INC.

Notes to the Consolidated Financial Statements
June 30, 2003 (Unaudited)

Note 11 – Goodwill and Other Intangibles (continued)

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

RENTECH, INC.

Notes to the Consolidated Financial Statements
June 30, 2003 (Unaudited)

Note 11 – Goodwill and Other Intangibles (continued)

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

Note 12 – Segment Information

The Company operates in four business segments as follows:

Alternative fuels - The Company develops and markets processes for conversion of low-value, carbon-bearing solids or gases into valuable liquid hydrocarbons.

Paints - The Company manufactures and distributes water-based stains, sealers and coatings.

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

RENTECH, INC.

Notes to the Consolidated Financial Statements
June 30, 2003 (Unaudited)

Note 12 – Segment Information (continued)

	Three Months Ended June 30,		Nine Months Ended June 30,

	2003	2002	2003	2002

Revenues:
Alternative fuels	$35,208	$649,815	$872,058	$2,137,797
Paints	713,816	575,710	1,462,898	1,384,909
Oil and gas field services	898,932	417,189	2,389,962	1,564,388
Industrial automation systems	277,078	860,234	1,307,323	2,288,413

	$1,925,034	$2,502,948	$6,032,241	$7,375,507

Income (loss) from operations:
Alternative fuels	$(1,498,780)	$(878,183)	$(3,620,850)	$(3,298,275)
Paints	11,110	30,981	(161,040)	(185,744)
Oil and gas field services	21,476	(98,326)	111,314	(155,845)
Industrial automation systems	(142,368)	(4,602)	(332,562)	(76,127)

	$(1,608,562)	$(950,130)	$(4,003,138)	$(3,715,991)

Depreciation and amortization:
Alternative fuels	$191,805	$194,301	$578,183	$600,512
Paints	5,737	20,610	16,215	53,418
Oil and gas field services	29,977	33,347	91,584	98,933
Industrial automation systems	27,086	73,011	81,050	221,022

	$254,605	$321,269	$767,032	$973,885

Equity in net loss of investees:
Alternative fuels	$(47,448)	$(46,512)	$(156,674)	$(196,668)

Expenditures for additions of long-lived assets:
Alternative fuels	$4,518	$14,567	$13,213	$126,423
Paints	11,686	1,684	15,065	21,342
Oil and gas field services	2,059	3,900	12,623	60,090
Industrial automation systems	—	3,327	6,493	18,750

	$18,263	$23,478	$47,394	$226,605

Investment in equity method investees:
Alternative fuels	$114	$8,663	$114	$8,663

Total assets:
Alternative fuels	$8,556,726	$8,885,185	$8,556,726	$8,885,185
Paints	1,528,260	1,529,407	1,528,260	1,529,407
Oil and gas field services	2,124,368	1,943,620	2,124,368	1,943,620
Industrial automation systems	1,969,609	3,142,282	1,969,609	3,142,282

	$14,178,963	$15,500,494	$14,178,963	$15,500,494

RENTECH, INC.

Notes to the Consolidated Financial Statements
June 30, 2003 (Unaudited)

Note 13 – Contract Liability

On January 18, 2001, the Company was granted a services contract by the Wyoming Business Council, Energy Section, Investment Ready Communities Division (“WBC”).  Under the contract, Rentech received $800,000 to finance a Gas-to-Liquids (“GTL”) feasibility study within the State.  On February 9, 2001, the Company received the first $750,000 payment as per the terms of the contract.  The WBC funding was used to evaluate two potential GTL projects utilizing Rentech’s patented and proprietary Fischer-Tropsch Gas-to-Liquids technology.  Phase I involved studying the feasibility of retrofitting a portion of an existing methanol facility in Wyoming.  Phase II involved the study of the feasibility of constructing a separate greenfield plant at the same site.  The Company delivered the feasibility study in December 2001 and recognized $800,000 in revenue under the contract.  The Company determined that it was not feasible to proceed with the conversion of the Wyoming facility as well as conversions of methanol facilities worldwide.  Therefore, since the Company has fulfilled its obligations, the Company recognized $800,000 as revenue under the contract during the nine months ended June 30, 2002 in accordance with SFAS No. 68 “Research and Development Arrangements”.  If in fact the Company chooses to proceed with the conversion of a methanol facility worldwide at any time in the future, the Company would be required to repay to the WBC the grant at the rate of 120% of the original $800,000 for a total amount not to exceed $960,000, over a period of time not to exceed six years.  The repayment would only be from a 5% share of royalties from the conversion of methanol facilities to the Rentech GTL Technology worldwide.  Based on the conclusions reached in the study, the Company does not intend to proceed with an application of its technology in a methanol facility.

Note 14 – Subsequent Events

During July 2003, the Company extended the expiration date of a warrant to purchase 1,100,000 shares of the Company’s common stock to August 15, 2003.  The warrant was valued using the Black-Scholes option pricing model, and did not result in any additional offering cost charges.  During July and August 2003, $98,865 of the convertible promissory notes automatically converted into 197,729 shares of the Company’s common stock in accordance with the terms of the notes.  During July and August 2003, the Company continued to offer for sale up to $1,000,000 of its common stock under the June 2003 private placement at a purchase price of $0.45 per share.  As compensation to selling brokers, the Company will issue a warrant to purchase one share of the Company’s common stock for every $4.00 of the Company’s common stock sold, at an exercise price of $1.00, exercisable for a period of three years.  The Company issued 833,300 shares of its common stock for cash of $374,985, and the Company incurred $37,499 in additional offering costs under the private placement.  The Company will also issue a warrant to purchase 146,119 shares of the Company’s common stock to brokers related to the additional cash and subscription receivable collected under the memorandum.

RENTECH, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Nine and Three Months Ended June 30, 2003 and 2002.

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

RENTECH, INC.

Results of Operations

Revenues.  We had revenues from product sales, service revenues and royalty income of $6,032,241 and $1,925,034 for the nine and three months ended June 30, 2003 as compared to $7,375,507 and$2,502,948 for the nine and three months ended June 30, 2002.  This represents a decrease in revenues of 18% and 23% for the nine and three month periods.

Product Sales.  Our product sales were realized from sales of water-based stains, sealers and coatings by our subsidiary OKON, Inc., through which we conduct this paint business segment.  These sales produced revenues of $1,462,898 and $713,816 during the nine and three months ended June 30, 2003.  This compares to revenues from this segment of $1,384,909 and $575,710 for the nine and three months ended June 30, 2002, an increase of 6% and 24% for the nine and three month periods.  The increases in revenue for the nine and three month periods reflect a turn-around from the construction slow-down in our primary distribution markets during the summer season as customers begin to increase inventory stocking levels as well as the addition of significant new customers for distribution of our products.

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

Service revenues in the amount of $2,389,962 and $898,932 were derived from contracts for the oil and gas field services provided by our subsidiary Petroleum Mud Logging, Inc. during the nine and three months ended June 30, 2003.  Our oil and gas field service revenues for the nine and three month periods of fiscal 2003 increased by $825,574 and $481,743, or 53% and 115%, from the service revenues of $1,564,388 and $417,189 during the nine and three months ended June 30, 2002.  The increase in oil and gas field services revenue was due to an increase in demand for our mud logging services as drilling for new natural gas wells has continued to increase in our service market.

Service revenues in the amount of $1,307,323 and $277,078 during the nine and three months ended June 30, 2003 and $2,288,413 and $860,234 during the nine and three months ended June 30, 2002 were derived from contracts for the manufacture of complex microprocessor controlled industrial automation systems by our 56% owned subsidiary, REN Corporation.  The decreases of $981,090 and $583,156 during the nine and three month periods of fiscal 2003 were due to the timing of recognition of revenue based upon the percentage of completion method of accounting resulting from fewer systems being manufactured in the current year.  This is because the majority of the cost-intensive work on the Caterpillar contracts was completed during the second and third quarters of fiscal 2002, rather than during the second and third quarters of fiscal 2003.

Service revenues also include revenue earned for technical services provided to certain customers with regard to the Rentech GTL Technology.  These technical services were performed at our development and testing laboratory.  Our service revenues for these technical services were $687,734 and $5,628 during the

RENTECH, INC.

Results of Operations (continued)

nine and three months ended June 30, 2003 as compared to $1,872,141 and $560,568 during the nine and three months ended June 30, 2002.  These include $583,140 and $4,487 in payments from Texaco Energy Systems, now a division of ChevronTexaco Corporation (Texaco Energy) and $104,594 and $1,141 in payments from other customers during the nine and three months ended June 30, 2003.  This compares to $1,072,141 and $560,568 in payments from Texaco Energy and $800,000 and no payments from other customers during the nine and three months ended June 30, 2002.  Our service revenues from these technical services decreased by $1,184,407 or 63% and $554,940 or 99% for the nine and three-month periods ended June 30, 2003.  The decrease during the nine-month period ended June 30, 2003 was primarily due to the recognition of $800,000 in revenue upon the completion of the study for the Wyoming Business Council during the nine months ended June 30, 2002, while there was no such revenue recognized during the nine months ended June 30, 2003.  The decrease in revenue during the nine month period of fiscal 2003 also resulted from a decrease in revenue from Texaco Energy of $489,001, which was partially offset by an increase in revenue from other customers of $104,594 as compared to the nine month period of fiscal 2002.  The decrease in revenue during the three-month period of fiscal 2003 resulted from a decrease in revenue from Texaco Energy of $556,081 and an increase in revenue from other customers of $1,141 as compared to the three-month period of fiscal 2002.  The work for Texaco Energy decreased during the nine and three month periods as our services to it under our 1999 technical services contract ceased upon the modification in March 2003 of our license agreement with Texaco Energy.  It now has a non-exclusive license on solid materials to be used as feedstock for the Rentech GTL Technology.  While our services to Texaco Energy ceased in March 2003, we hope to be called upon by ChevronTexaco in the future for work on the Early Entrance Co-production Plant contract.  This contract is focused on developing a program for the U.S. Department of Energy for an energy plant that produces both transportation fuels and electricity.  This is a four-year program that is in its fourth year.  The work from other customers during the nine and three month periods resulted from additional contracts awarded in fiscal 2003 as a result of our marketing efforts.

Service revenues included rental income as well.  We leased part of our development and testing laboratory building in Denver, which was acquired in February 1999, to a tenant.  Rental income from this tenant contributed $84,324 and $29,580 in revenue during the nine and three months ended June 30, 2003 as compared to $85,656 and $29,247 during the nine and three months ended June 30, 2002.  Rental income is included in our alternative fuels segment because the rental income is generated from the laboratory building that houses our development and testing laboratory, which is part of the alternative fuels segment.

Royalty Income.  Royalty income consisted of royalties that we received as a result of our October 1998 license of the Rentech GTL Technology to Texaco Energy.  Under the license agreement, we earned $100,000 and no royalties during the nine and three months ended June 30, 2003, and $180,000 and $60,000 during the nine and three months ended June 30, 2002.  No royalties were received subsequent to February 2003, and no royalties will be received in the future under the October 1998 license agreement as a result of our modification to the license agreement in March 2003.  By that modification, Texaco’s exclusive license to use our technology with solid feedstock became non-exclusive.  Royalty income, which is generated through licensing the Rentech GTL Technology, is included in our alternative fuels segment.

RENTECH, INC.

Results of Operations (continued)

Costs of Sales.  Our costs of sales include costs for our OKON products as well as for our oil and gas field services; technical services, including research and development contract costs, and industrial automation system services.  During the nine and three months ended June 30, 2003, the combined costs of sales were $3,717,192 and $1,261,195 compared to $4,122,150 and $1,429,014 during the nine and three months ended June 30, 2002.  The decreases for the nine and three month periods ended June 30, 2003 resulted from a decrease in work performed by the industrial automation systems segment and the alternative fuels segment related to the decreases in demand.  Higher demand for our paint products and oil and gas field services increased their costs during the periods.

Costs of sales for product sales are the cost of sales of our paint business segment for sales of stains, sealers and coatings.  During the nine and three months ended June 30, 2003, our costs of sales for the paint segment increased by $29,894 or 5% and $103,206 or 43% to $687,046 and $341,021, as compared to the nine and three months ended June 30, 2002.  The increases in costs were due to increases in raw materials used in the manufacturing process resulting from increased product sales during the fiscal 2003 periods as compared to the fiscal 2002 periods.  The increases in product sales during the nine and three month periods reflect a turn-around from the construction slow-down in our primary distribution markets during the summer season and as customers begin to increase inventory stocking levels.

Costs of sales for oil and gas field services were $1,770,112 and $684,803 during the nine and three months ended June 30, 2003, up from $1,255,144 and $355,994 during the nine and three months ended June 30, 2002.  Of the increase of $514,968 or 41% for the nine-month period, 87% related to field labor and benefits and field living expenses, while the remainder was made up of supplies and other such miscellaneous costs.  Of the increase of $328,809 or 92% for the three-month period, 83% related to field labor and benefits and field living expenses while the remainder was made up of supplies and other such miscellaneous costs.  The increases in costs of sales result from increases in mud logging services performed during the nine and three month periods of fiscal 2003 as compared to fiscal 2002.  The increases in oil and gas field services revenue were due to an increase in demand for our mud logging services as drilling for new natural gas wells has continued to increase in our service market.

Costs of sales for the industrial automation systems segment were $943,351 and $210,657 during the nine and three months ended June 30, 2003 as compared to $1,666,244 and $620,755 during the nine and three months ended June 30, 2002.  The decreases of $722,893 and $410,098 during the nine and three month periods were directly related to the decreases of 43% and 66% in revenues from this segment for those periods.  Those decreases resulted from the timing of recognition of revenue based upon the percentage of completion method of accounting.  This is due to the completion of the majority of the cost-intensive work on the Caterpillar contracts during the second and third quarters of fiscal 2002, rather than during the second and third quarters of fiscal 2003.

Costs of sales for technical services were $316,683 and $24,714 during the nine and three months ended June 30, 2003 as compared to $415,610 and $211,450 during the nine and three months ended June 30, 2002.  The decreases of $98,927 and $186,736 resulted from a reduction in labor and supplies costs at our research and development laboratory because of the decrease in work for Texaco and other customers during the periods.  These revenues decreased due to delays in obtaining contracts under discussion for technical services work by us.

RENTECH, INC.

Results of Operations (continued)

Costs of sales also included research and development contract costs of $128,000 and $3,000 during the nine and three months ended June 30, 2002, as compared to no such costs during the nine and three months ended June 30, 2003.  These costs consisted of engineering and labor costs incurred on the completion of the Wyoming Business Council contract.  These costs were incurred when we completed our engineering work on the project and delivered our final report during fiscal 2002.

Gross Profit.  Our gross profit for the nine and three months ended June 30, 2003 was $2,315,049 and $663,839, as compared to $3,253,357 and $1,073,934 for the nine and three months ended June 30, 2002.  The decreases of $938,308 or 29% and $410,095 or 38% for the nine and three month periods resulted from a combination of the results of each of our operating segments.  The gross profit contribution of our paint segment increased for the nine and three months ended June 30, 2003 by 7% and 10% as compared to the nine and three months ended June 30, 2002, while the contribution of our oil and gas field services segment increased by 100% and 250% for the same periods.  These increases were partially offset by a decrease in the gross profit contribution from the industrial automation systems segment during the nine and three month periods of 41% and 72%, a decrease from technical services of 75% and 105%, and a decrease in royalty income of 44% and 100%, as compared to the nine and three months ended June 30, 2002.

Operating Expenses.  Operating expenses consist of general and administrative expense, depreciation and amortization and research and development.

General and Administrative Expenses.  General and administrative expenses were $5,214,879 and $1,823,357 during the nine and three months ended June 30, 2003, a decrease of $495,089 or 9% for the nine month period and an increase of $377,051 or 26% for the three month period as compared to the nine and three months ended June 30, 2002 when these expenses were $5,709,968 and $1,446,306.  Of the decrease for the nine month period, 41% is related to the write-off of the notes receivable from Dresser Engineering during the first quarter of fiscal 2002 while 32% is related to reductions in salaries and benefits resulting from our cost cutting measures during fiscal 2003.  These cost reductions further produced a 32% decrease in public relations and promotions expenses during the nine-month period of fiscal 2003 as compared to the same period of fiscal 2002.  Of the increase for the three-month period, 59% is due to a reallocation of salaries and benefits to general and administrative expenses rather than research and development expenses due to a reduction in research and development activities at our research and development laboratory.  In addition, 14% of the increase is related to legal expenses incurred during the three-month period, including costs for Rentech GTL Technology patents.

Depreciation and Amortization.  Depreciation and amortization expenses during the nine and three months ended June 30, 2003 were $767,032 and $254,605.  Of these amounts, $151,187 and $50,416 were included in costs of sales.  These compare to $973,885 and $321,269 for the nine and three months ended June 30, 2002, of which $293,648 and $114,316 were included in costs of sales.  Of the decreases of $206,853 and $66,664, 67% and 62% were related to the amortization of production backlog, which became fully amortized during fiscal 2002.  The remainder of the decreases resulted from certain fixed assets becoming fully depreciated during fiscal 2003.

RENTECH, INC.

Results of Operations (continued)

Research and Development.  Research and development expenses were $487,463 and $244,855 during the nine and three months ended June 30, 2003.  These expenses decreased by $91,680 and $125,950 from the nine and three months ended June 30, 2002, when they were $579,143 and $370,805.  These expenses decreased during the more recent periods as we reduced the testing of certain aspects of our technology.

Total Operating Expenses.  Total operating expenses during the nine and three months ended June 30, 2003 were $6,318,187 and $2,272,401, as compared to $6,969,348 and $2,024,064 during the same periods of fiscal 2002.  The decrease for the nine month period and the increase for the three month period in total operating expenses, as compared to fiscal 2002, are a result of the decrease in general and administrative expenses of $495,089 for the nine month period and the increase of $377,051 for the three month period, the decreases in depreciation and amortization charges included in operating expenses of $64,392 and $2,764, and the decreases in research and development expenses of $91,680 and $125,950 for the nine and three month periods.

Loss From Operations.  Loss from operations during the nine and three months ended June 30, 2003 increased by $287,147 and $658,432 to a loss of $4,003,138 and $1,608,562, as compared to a loss of $3,715,991 and $950,130 during the nine and three months ended June 30, 2002.  The increased loss compared to fiscal 2002 resulted from decreases in gross profit of $938,308 and $410,095 for the nine and three month periods.  The decreases in gross profit were partially offset by a decrease in total operating expenses of $651,161 for the nine month period and increased by a $248,337 increase in total operating expenses for the three month period.

Other Income (Expenses).  Other income (expenses) includes equity in loss of investee, interest income, interest expense and gain on disposal of fixed assets.

Equity in Loss of Investee.  During the nine and three months ended June 30, 2003, we recognized $156,674 and $47,448 in equity in loss of investee, as compared to $196,668 and $46,512 during the nine and three months ended June 30, 2002.  This represents our 50% share of the loss incurred by our joint venture in Sand Creek Energy LLC.  The LLC is holding and maintaining the mothballed Sand Creek methanol plant.  The decrease in equity in loss of investee is due to a decrease in insurance and other maintenance costs of the facility.

Interest Income.  Interest income during the nine and three months ended June 30, 2003 was $16,861 and $4,960, increased from $14,573 for the nine month period and decreased from $6,365 during the three month period ended June 30, 2002.  The increase in interest income for the nine month period was due to having more funds invested in interest-bearing cash accounts while the decrease for the three month period was due to having fewer funds in interest-bearing cash accounts.

Interest Expense.  Interest expense during the nine and three months ended June 30, 2003 was $599,829 and $382,764, increased from $163,960 and $87,925 during the nine and three months ended June 30, 2002. The increase in interest expense resulted from the recognition of non-cash interest expense related to our issuance of convertible promissory notes in order to obtain capital.

RENTECH, INC.

Results of Operations (continued)

Gain on Disposal of Fixed Assets.  Gain on disposal of fixed assets was $2,486 during the nine and three months ended June 30, 2003, compared to $189 and $2,944 during the nine and three months ended June 30, 2002.

Total Other Expenses.  Total other expenses increased to $737,156 and $422,766 during the nine and three months ended June 30, 2003 from total other expenses of $345,866 and $125,128 during the corresponding periods of fiscal 2002.  The increases in total other expenses of $391,290 and $297,638 resulted from a decrease and increase in equity in loss of investee of $39,994 and $936; an increase and decrease in interest income of $2,288 and $1,405; increases in interest expense of $435,869 and $294,839; and an increase and decrease in gain on disposal of fixed assets of $2,297 and $458.

Minority Interest in Subsidiary’s Net (Income) Loss.  The minority interest in subsidiary’s net (income) loss was a loss of $147,374 and $62,637 during the nine and three months ended June 30, 2003, as compared to income of $35,085 and $16,761 during the nine and three months ended June 30, 2002.  These changes resulted from our ownership of 56% of REN Corporation.

Net Loss.  For the nine and three months ended June 30, 2003, we experienced a net loss of $4,592,920 and $1,968,691 compared to a net loss of $4,096,942 and $1,092,019 during the nine and three months ended June 30, 2002.  The increases of $495,978 and $876,672 resulted from increases in loss from operations of $287,147 and $658,432, increases in total other expenses of $391,290 and $297,638 and increases in minority interest in subsidiary’s net (income) loss of $182,459 and $79,398.

Dividend Requirements on Convertible Preferred Stock.  Dividend requirements on convertible preferred stock is the imputed amount calculated when there is a discount from fair market value when we issue our convertible preferred stock, plus the 9% dividend that accrues on the convertible preferred stock.  The dividends are deducted from net loss in order to arrive at loss applicable to common stock.  During the nine months ended June 30, 2002, we issued convertible preferred stock and recorded dividends of $136,932, compared to no such dividends for the nine months ended June 30, 2003.  No convertible preferred stock was outstanding during that period.

Loss Applicable to Common Stock.  As a result of recording no dividends on convertible preferred stock during the nine months ended June 30, 2003 and $136,932 during the nine months ended June 30, 2002, the loss applicable to common stock was $4,592,920 or $0.06 per share and $1,968,691 or $0.03 per share during the nine and three months ended June 30, 2003, and $4,233,874 or $0.06 per share and $1,092,019 or $0.02 per share during the nine and three months ended June 30, 2002.

RENTECH, INC.

Liquidity and Capital Resources

At June 30, 2003, we had negative working capital of $1,831,625, as compared to positive working capital of $775,686 at September 30, 2002.  The decrease in working capital was primarily due to the decrease in accounts receivable resulting from the timing of billings to Caterpillar by our 56% owned subsidiary REN Corporation, the use of cash for operations and the addition of the convertible promissory notes in fiscal 2003.  These decreases were partially offset by payments on lines of credit and accrued and other liabilities.

As of June 30, 2003, we had $3,249,464 in current assets, including accounts receivable of $891,315. At that time, our current liabilities were $5,081,089.  We had long-term liabilities of $2,805,506.  Most of our long-term liabilities relate to our long-term convertible debt as well as the mortgage on our development and testing laboratory.

The primary source of our liquidity has been equity capital contributions and debt financing.  We added an additional source of liquidity in March 1997 through the purchase of OKON, Inc., which conducts our paint business segment.  We have received royalties from granting Texaco Energy Systems LLC, now a division of ChevronTexaco Corporation, a license for use of the Rentech GTL Technology in October 1998.  We have also received service revenues from Texaco Energy since we started billing it for technical services relating to the Rentech GTL Technology, in April 1999.  This work was undertaken to integrate the Texaco gasification technology with our Rentech GTL Technology.  We added another source of liquidity with the purchase in June 1999 of the mud logging assets that we operate through Petroleum Mud Logging, Inc. as our oil and gas field services segment.  Finally, we added another source of liquidity with the purchase in August 2001 of 56% of REN Corporation, which manufactures complex microprocessor controlled industrial automation systems.  We believe that the combined results of OKON, activities at the development and testing laboratory, Petroleum Mud Logging and REN Corporation will provide positive cash flow during fiscal 2004.  Our 50 percent interest in the assets of the mothballed Sand Creek methanol plant is available for sale.

Effective March 24, 2003, our license agreement with Texaco Energy Systems LLC was modified.  By the change, Texaco Energy’s exclusive rights to use the Rentech GTL Technology for conversion of coal, petroleum coke and other solid and liquid hydrocarbons became non-exclusive.  Our license with Texaco Energy remains in effect, as modified.  Texaco Energy retained non-exclusive rights to use our technology with these hydrocarbon materials as well as non-exclusive rights to use our technology with gaseous hydrocarbons.  Beginning in March 2003, we are no longer receiving royalty payments of $20,000 per month under the license, and we will not be required to share any license fees and royalties we receive from others in the future with Texaco Energy.  While our services to Texaco Energy under our 1999 technical services contract ceased in March 2003, we hope to be called upon by ChevronTexaco in the future for work on the Early Entrance Co-production Plant contract.  This contract is focused on developing a program for the U.S. Department of Energy for an energy plant that produces both transportation fuels and electricity.  This is a four-year program that is in its fourth year.

With the change to the Texaco Energy license, we are now able to offer licenses of our Rentech GTL Technology to other energy businesses for conversion of coal, petroleum coke and other solids and liquids. We are now working with many other companies to study the feasibility of developing GTL projects using the Rentech GTL Technology.  No commitments have been made to proceed with these projects, and we have received no revenues from them.

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

During the nine months ended June 30, 2003, we entered into ten convertible notes totaling $1,955,000 with existing stockholders of the Company.  In addition, during the nine months ended June 30, 2003, we entered into subscriptions to purchase common stock of the Company with existing shareholders of the Company for $182,000 in cash and a subscription receivable of $304,490.  During July 2003, the subscription receivable of $304,490 was paid in cash and additional subscriptions were completed for $374,985 in cash.  We have also been successful in the past in obtaining equity financing.  For the years ended September 30, 2002, 2001 and 2000, we received net cash proceeds from the issuance of common stock of $1,456,724, $2,332,005 and $6,951,913.  For the years ended September 30, 2002, 2001 and 2000, we received cash proceeds from the issuance of convertible preferred stock of $500,000, $793,673 and $150,000.

In order to achieve our objectives as planned for fiscal 2003, we have secured commitments through debt and equity securities, which we believe will meet our expected cash requirements for fiscal 2003.  We do not expect to use convertible preferred stock to fund our cash requirements for fiscal 2003.  In addition, we are negotiating to sell some or all of our 50 percent interest in the assets of Sand Creek Energy, LLC.  We believes that our current available cash, revenues from operations and additional debt and equity financing will be sufficient to meet our cash operating requirements through September 30, 2003.

It is our goal to obtain one or more additional licensees who would finance and operate a commercial scale plant using our Rentech GTL Technology, or to acquire an interest in a smaller plant where use of our technology would be demonstrated.  We believe that economic use of the Rentech GTL Technology in such a plant would lead to commercial use of our technology by others and additional revenues from license fees, engineering services, royalties and catalyst sales.

Net Deferred Tax Asset.  We had net deferred tax assets offset by a full valuation allowance at June 30, 2003 and September 30, 2002. We are not able to determine if it is more likely than not that the net deferred tax assets will be realized.

RENTECH, INC.

Analysis of Cash Flow

Operating Activities

Net Loss.  Operating activities produced net losses of $4,592,920 during the nine months ended June 30, 2003, as compared to $4,096,942 during the nine months ended June 30, 2002.  The cash flows used in operations during these periods resulted from the following operating activities.

Increase in Allowance for Doubtful Accounts.  During the nine months ended June 30, 2003, the allowance for doubtful accounts increased by $5,500 compared to $4,675 during the prior year nine-month period.

Depreciation.  Depreciation is a non-cash expense.  This expense decreased during the nine months ended June 30, 2003 to $312,097, as compared to an expense of $380,595 during the nine months ended June 30, 2002.  The decrease was attributable to certain fixed assets becoming fully depreciated during fiscal 2003.

Amortization.  Amortization is also a non-cash expense.  This expense decreased during the nine months ended June 30, 2003 to $454,935, as compared to an expense of $593,290 during the nine months ended June 30, 2002.  The decrease is attributable to the amortization of production backlog, which became fully amortized during fiscal 2002.

Bad Debt Expense.  During fiscal 2002, we wrote-off the notes receivable from Dresser Engineering as a bad debt expense of $191,779 as we determined that the notes receivable were not collectible.

Revenue Recognized from Contract Liability.  We completed the Wyoming Business Council study during fiscal 2002.  As such, we recognized revenue of $800,000, of which $750,000 had previously been recorded as a contract liability.

Interest Income on Receivable from Related Party.  During the nine months ended June 30, 2003, we added $6,619 of interest income back to operations.  This amount relates to the interest earned on the note receivable from REN, which was included in the Stock Purchase Agreement.

(Gain) loss on Disposal of Fixed Assets.  During the nine months ended June 30, 2003, we recorded a $2,486 gain on disposal of fixed assets as compared to a loss of $189 during the same period of fiscal 2002 as a result of the disposal of certain assets.

Equity in Loss of Investee.  We recognized equity in loss of investee in the amount of $156,674 during the nine months ended June 30, 2003 as compared to $196,668 during the nine months ended June 30, 2002.  This represents our 50% share of the loss incurred by our joint venture in Sand Creek Energy LLC.  The LLC is holding and maintaining the mothballed Sand Creek methanol plant.  The decrease during fiscal 2003 was due to a decrease in insurance and other maintenance costs of the facility.

Minority Interest in Net (Income) Loss of Subsidiary.  The minority interest in net loss of subsidiary of $147,374 during the nine months ended June 30, 2003, as compared to the minority interest in the net income of subsidiary of $35,084 during the nine months ended June 30, 2002, results from our ownership of 56% of REN Corporation.

RENTECH, INC.

Analysis of Cash Flow (continued)

Operating Activities (continued)

Accrued Interest Expense.  During the first nine months of fiscal 2003, we accrued interest expense of $49,159 on certain convertible notes payable.

Salaries Expense Paid Through Debt.  During the nine months ended June 30, 2003, we issued convertible promissory notes in lieu of cash to certain officers of the Company in payment of their salaries.

Common Stock Issued for Services.  During the first nine months of fiscal 2003, we issued $159,000 in common stock in lieu of cash to the outside directors of the Company for their services.

Stock Options Issued for Services.  During the first nine months of fiscal 2002, we issued stock options to certain consultants and non-employee directors of the Company.  As a result, we recognized $70,514 in consulting and director expenses related to the issuances.

Changes in Operating Assets and Liabilities.  The changes in operating assets and liabilities, net of business combination, result from the following factors.

Accounts Receivable.  Accounts receivable decreased by $540,071 during the nine months ended June 30, 2003.  The decrease in accounts receivable was due to a combination of increased collection efforts within each of our business segments as well as an increase in sales by the paint segment of 6%, an increase of revenue from the oil and gas field services segment of 53%, a decrease in revenue from our industrial automation systems segment of 43% and a decrease in services revenue from our research and development laboratory of 63%.

Costs and Estimated Earnings in Excess of Billings.  Costs and estimated earnings in excess of billings decreased by $439,493 during the first nine months of fiscal 2003 as a result of the timing of contract billings and other contract activity within the industrial automation systems segment.  These contracts are accounted for under the percentage of completion method of accounting.

Other Receivables and Receivable from Related Party.  Other receivables and receivable from related party decreased during the nine months ended June 30, 2003 by $33,278 due to the collection of an other receivable.

Inventories.  Inventories increased by $69,877 during the nine months ended June 30, 2003.  The increase is a result of inventory-building at OKON due to an expected increase in paint sales in our primary distribution markets.

Prepaid Expenses and Other Current Assets.  Prepaid expenses and other current assets increased during the nine months ended June 30, 2003 by $117,656.  The increase reflects the payment of certain annual insurance premiums, net of the amortization of such premiums.

Accounts Payable.  Accounts payable increased by $45,300 during the nine months ended June 30, 2003. This increase resulted from the timing of receiving and paying trade payables.

RENTECH, INC.

Analysis of Cash Flow (continued)

Operating Activities (continued)

Billings in Excess of Costs and Estimated Earnings.  Billings in excess of costs and estimated earnings decreased $114,530 during the nine months ended June 30, 2003 as a result of contracts within the industrial automation systems segment which are accounted for under the percentage of completion method of accounting.

Accrued Liabilities, Accrued Payroll and Other.  Accrued liabilities, accrued payroll and other increased $23,462 during the first nine months of fiscal 2003 as a result of the timing of payment of certain payroll related accruals.

Net Cash Used in Operating Activities.  The total net cash used in operations decreased to $2,067,012 during the nine months ended June 30, 2003, as compared to $4,075,877 during the nine months ended June 30, 2002.  The decrease reflects increased cash costs for operating expenses offset by accounts receivable collections.

Investing Activities

Purchase of Property and Equipment.  During the nine months ended June 30, 2003, we purchased $47,394 of property and equipment. Most of these purchases were for computer equipment and software.

Proceeds from Disposal of Fixed Assets.  During the first nine months of fiscal 2003, we disposed of certain fixed assets for cash proceeds of $3,670.

Deposits and Other Assets.  During the nine months ended June 30, 2003, deposits and other assets decreased $119,108. The decrease resulted from the amortization of loan issuance costs related to certain convertible promissory notes.  These costs are being amortized over the life of the loans.

Cash Used in Purchase of Investments.  We used $162,652 to fund our 50% share of the expenses of Sand Creek Energy, LLC during the nine months ended June 30, 2003.

Net Cash Used in Investing Activities.  The total net cash used in investing activities decreased to $87,268 during the nine months ended June 30, 2003 as compared to $545,803 during the nine months ended June 30, 2002.  The decrease reflects a significant decrease in the purchase of property and equipment, the amortization of loan issuance costs and cash used to fund the expenses of Sand Creek.

Financing Activities

Proceeds from Issuance of Common Stock.  During the first nine months of fiscal 2003, we received $182,819 in cash proceeds from the issuance of common stock compared to $1,132,909 during the fiscal 2002 period.

RENTECH, INC.

Analysis of Cash Flow (continued)

Financing Activities (continued)

Proceeds from Issuance of Preferred Stock.  During the nine months ended June 30, 2002, we received cash proceeds of $500,000 from the issuance of preferred stock as compared to no issuances during fiscal 2003.

Proceeds from Stock Subscription Receivable.  During the nine months ended June 30, 2003, we received proceeds from a stock subscription receivable in the amount of $76,186, as compared to $250,000 during the nine months ended June 30, 2002.

Payment of Offering Costs.  During the first nine months of fiscal 2003, we paid $18,825 in offering costs as compared to $110,010 during the first nine months of fiscal 2002.

Purchase of Restricted Cash.  During the first nine months of fiscal 2002, we purchased restricted cash in the amount of $500,000, as compared to no such purchase during fiscal 2003.

Proceeds from Long-Term Debt and Notes Payable.  During the nine months ended June 30, 2003, we received proceeds from long-term debt and notes payable in the amount of $1,955,000 as compared to $2,250,000 during the nine months ended June 30, 2002.

Proceeds from Line of Credit.  During the nine months ended June 30, 2003, we made net payments to a line of credit of $104,533 as compared to receiving net proceeds on a line of credit of $877,066 during the nine months ended June 30, 2002.

Payments on Related Party Payable.  During the first nine months of fiscal 2002, we repaid $30,600 on a related party payable.  There were no such repayments during fiscal 2003.

Payments on Long-Term Debt and Notes Payable.  During the nine months ended June 30, 2003, we repaid $637,401 of our debt obligations as compared to $322,510 during the nine months ended June 30, 2002.

Net Cash Provided by Financing Activities.  The net cash provided by financing activities during the nine months ended June 30, 2003 was $1,453,246, compared to $4,046,855 in cash provided by financing activities during the nine months ended June 30, 2002.

Cash decreased during the nine months ended June 30, 2003 by $701,034 compared to $574,825 during the nine months ended June 30, 2002.  This decreased the ending cash balance at June 30, 2003 to $331,886.

We have a history of operating losses, and have never operated at a profit.

From our inception on December 18, 1981 through June 30, 2003, we have incurred losses in the amount of $35,496,561.  For the nine months ended June 30, 2003, our net loss was $4,592,920.  If we do not operate at a profit in the future, we may be unable to continue our operations at the present level.  Ultimately, our ability to maintain our present level of business will depend upon earning a profit from the operation of the Rentech GTL Technology.  Our ability to do so has not been demonstrated.

RENTECH, INC.

Analysis of Cash Flow (continued)

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

RENTECH, INC.

Analysis of Cash Flow (continued)

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

RENTECH, INC.

Contractual Obligations

In addition to the lines of credit and long-term convertible debt previously described, we have entered into various other contractual obligations.  The following table lists our significant contractual obligations at June 30, 2003.

	Payments Due By Period

Contractual Obligations	Less than 1 year	2-3 years	4-5 years	After 5 years	Total

Notes payable to related parties	$224,871	$—	$—	$—	$224,871
Lines of credit	1,389,306	—	—	—	1,389,306
Long-term debt	292,396	303,469	35,672	477,462	1,108,999
Long-term convertible debt	1,288,120	1,494,435	—	—	2,782,555
Settlement of judgment	183,500	—	—	—	183,500
Operating leases	181,505	80,701	—	—	262,206

	$3,559,698	$1,878,605	$35,672	$477,462	$5,951,437

We are a guarantor on the $1,000,000 line of credit with Premier Bank until it matures on May 1, 2004.  This guaranty includes any amount of the line of credit for which the 44% shareholders of REN are responsible to us.

We have entered into various long-term promissory notes, with monthly principal and interest payments of $31,797, at interest rates of 6.75% to 9.6%.  The notes are collateralized by certain fixed assets of the Company.

We have leased office space under a non-cancelable operating lease, which expires October 31, 2003, with a renewal option for an additional five years. We have also leased office and warehouse space under a lease, which expires during March 2005.  In addition we have entered into various other operating leases, which expire through February 12, 2005.

RENTECH, INC.

Contractual Obligations (continued)

In addition to the contractual obligations previously described, we have entered into various other commercial commitments.  The following table lists these commitments at June 30, 2003.

	Amount of Commitment Expiration Per Period

Other Commercial Commitments	Less than 1 year	2-3 years	4-5 years	After 5 years	Total

Employment agreements	$683,569	$8,667	$—	$—	$692,236

	$683,569	$8,667	$—	$—	$692,236

We have entered into various employment agreements with officers of the Company, which extend from January 1, 2001 to August 31, 2004.  These agreements describe annual compensation as well as the compensation that we must pay upon termination of employment.

Recent Accounting Pronouncements from Financial Statement Disclosures

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”.  SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)”.  SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred.  SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.   The adoption of this standard did not have a material impact on the Company’s financial statements.

In November 2002, the FASB published interpretation No, 45 “Guarantor’s Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”.  The Interpretation expands on the accounting guidance of Statements No. 5, 57, and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which is being superseded.  The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements.  The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor’s fiscal year-end. The disclosure requirements in the Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002.  The adoption of this standard did not have any impact on the Company’s financial statements.

RENTECH, INC.

Recent Accounting Pronouncements from Financial Statement Disclosures (continued)

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure”.  This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock-based compensation.  In addition, SFAS 148 amends the disclosure provision of SFAS 123 to require more prominent disclosure about the effects of an entity’s accounting policy decisions with respect to stock-based employee compensation on reported net income.  The effective date for this Statement is for fiscal years ended after December 15, 2002.  The Company has incorporated the disclosure requirements of SFAS No. 148 into its financial statements, which require a tabular pro forma presentation of net loss had SFAS No. 123 been adopted.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB 51” (FIN No. 46).  The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (Variable Interest Entities or “VIEs”) and to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. The disclosure requirements of FIN No. 46 became effective for financial statements issued after January 31, 2003. The adoption of this standard did not have an impact on the Company’s financial statements.

In April 2003, the FASB issued SFAS No. 149, “Accounting  for Derivative Instruments and Hedging  Activities”, which is effective for contracts entered  into  or  modified  after  June  30,  2003  and  for  hedging relationships  designated  after June 30, 2003. This statement  amends and  clarifies  financial  accounting  and  reporting  for  derivative instruments  including certain instruments embedded in other contracts and for  hedging  activities  under  SFAS  No. 133, “Accounting  for Derivative Instruments and Hedging Activities”.  The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

In May 2003, the FASB  issued  SFAS No. 150, “Accounting  for  Certain Financial  Instruments  with  Characteristics  of Both Liabilities and Equity”, which is effective for financial  instruments entered into or modified  after  May 31,  2003,  and  otherwise  is  effective at the beginning of the first interim period  beginning after June 15, 2003.  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

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

As of June 30, 2003, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2003.  There have been no significant changes in the Company’s internal controls or in the other factors that could significantly affect the internal controls subsequent to June 30, 2003.

Part II - Other Information

Item 1.	Legal Proceedings.

Rentech owns 56 percent of REN Corporation, which produces automated systems that test equipment produced by manufacturers of industrial equipment or manufacturers that control the production. A judgment was entered on October 29, 2002, in a civil action REN Corporation brought against Case Corporation to collect an account receivable. The contract had been awarded in January 1998, before Rentech’s acquisition of its interest in REN. The judgment, entered in the U.S. District Court for Oklahoma, denied REN’s collection claim and awarded judgment in favor of Case Corporation on its claim against REN for a breach of a condition of the contract. The judgment was in the amount of $325,795 plus costs and interest.  On March 10, 2003, REN and Case Corporation reached a settlement under which REN will pay Case Corporation a total of $325,000 in quarterly installments, which began in March 2003, and end in June 2004.  Rentech is advancing the quarterly installments, and is to be reimbursed from any profits otherwise payable to the minority shareholders who own the 44 percent of Ren Corporation that is not owned by Rentech.

RENTECH, INC.

Item 2.	Changes in Securities and Use of Proceeds.

During the nine months ended June 30, 2003, we issued ten convertible promissory notes to existing shareholders, who are accredited investors, for $1,955,000 in cash.  The notes bear interest at 9% per year and mature in January and February 2004, with all principal and accrued interest due at maturity.  Within the first 120 days from the date of the notes, the holders may elect to convert part or all of the principal balance and accrued interest into unregistered common stock of the Company at a conversion rate of $0.45 per share if the closing market price for the Company’s common stock for three consecutive trading days is at least $1.00 per share.  After the first 120 days, the notes may be converted in part or in whole into unregistered common stock of the Company at a conversion rate of $0.45 without regard to the closing market price of the stock.  In connection with this private placement, we agreed to issue our stock purchase warrants to registered broker-dealers for the purchase of 201,250 shares of our unregistered common stock. The warrants may be exercised for three years to purchase these shares at the price of $1.00 per share.  During June 2003, the Company offered shares of its common stock for sale in a private placement offering of up to $1,000,000.  The Company granted non-exclusive rights to several placement agents to sell the shares under the memorandum.  The Company offered its shares for sale at $0.45 per share. In addition, the Company issued a warrant to the brokers authorizing them to purchase one share of the Company’s common stock for every $4.00 of the Company’s common stock sold, at a purchase price of $1.00.  The warrants are exercisable for a period of three years from the date the placement began.  The Company issued 1,081,089 shares of its common stock for cash of $182,000 and a subscription receivable of $304,490, and the Company incurred $18,825 in offering costs under the private placement.  The Company will also issue warrants to purchase 33,000 shares of the Company’s common stock to brokers related to the private placement.  The issuances of notes and common shares were not registered under the Securities Act of 1933, as amended, in reliance upon Section 4(2) promulgated under that act.  We agreed to register with the SEC the shares of common stock issued as well as the common stock into which the notes and warrants may be converted.

Item 3.	Defaults Upon Senior Securities. Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders. Not applicable.

Item 5.	Other Information. Not applicable.

RENTECH, INC.

Item 6.	Exhibits and Reports on Form 8-K.

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

10.18	Employment Agreement with Charles B. Benham (incorporated by reference to Exhibit No. 10.18 to Amendment No. Two to Registration Statement No. 333-85682 on Form S-3/A filed on October 28, 2002).

10.19	Employment Agreement with Mark S. Bohn (incorporated by reference to Exhibit No. 10.19 to Amendment No. Two to Registration Statement No. 333-85682 on Form S-3/A filed on October 28, 2002).

10.20	Employment Agreement with Ronald C. Butz (incorporated by reference to Exhibit No. 10.20 to Amendment No. Two to Registration Statement No. 333-85682 on Form S-3/A filed on October 28, 2002).

10.21	Employment Agreement with James P. Samuels (incorporated by reference to Exhibit No. 10.21 to Amendment No. Two to Registration Statement No. 333-85682 on Form S-3/A filed on October 28, 2002).

RENTECH, INC.

Item 6.	Exhibits and Reports on Form 8-K. (continued)

(a)          Exhibits (continued):

10.22	Employment Agreement with Dennis L. Yakobson (incorporated by reference to Exhibit No. 10.22 to Amendment No. Two to Registration Statement No. 333-85682 on Form S-3/A filed on October 28, 2002).

31.1	Certification of President and Chief Executive Officer pursuant to Rule 15d – 14(a).

31.2	Certification of Vice President - Finance and Chief Financial Officer pursuant to Rule 15d – 14(a).

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Vice President - Finance and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(b)           Reports on Form 8-K:

Form 8-K filed on May 12, 2003 to report an event under Item 5, Other Events and Item 9, Regulation FD Disclosure.

RENTECH, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RENTECH, INC.

Dated: August 14, 2003	/s/ DENNIS L. YAKOBSON

Dennis L. Yakobson, President and Chief Executive Officer

Dated: August 14, 2003	/s/ JAMES P. SAMUELS

James P. Samuels, Vice President-Finance and Chief Financial Officer