Form 10-K
period 2003-09-30
RENTECH INC /CO/
filed 2003-12-29
CIK 868725

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant To Section 13 or 15(D) of the Securities Exchange Act of 1934

For the Fiscal Year Ended September 30, 2003

☐	Transition Report Pursuant To Section 13 or 15(D) of the Securities Exchange Act of 1934

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

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Aggregate market value of voting and non-voting common equity held by nonaffiliates at March 31, 2003: $35,646,600

Common stock outstanding at December 26, 2003: 82,128,677

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the federal securities laws, as well as historical and current facts. These forward-looking statements include those relating to the Rentech GTL Technology; the continued development of the Rentech GTL Technology to increase its economic efficiency and use; market acceptance of the technology; obtaining paying customers for licenses of the technology; financing for plants using the Rentech GTL Technology; ability to economically construct new plants or retrofit existing gas plants; the timing by which plants may be constructed and begin production; ability to obtain low-cost feedstocks and to economically operate the plants; successful operation of the plants; the market value and acceptance of the liquid hydrocarbon products; revenues from exploiting the Rentech GTL Technology; market acceptance of and the anticipated revenues from the stains and sealers produced by OKON, Inc.; the market demand and anticipated revenues from the oil and gas field services provided by Petroleum Mud Logging, Inc.; the ability of REN Corporation to complete its sales orders; ability to obtain needed capital; and statements about business strategies, future growth, operations and financial results. These statements often can be identified by the use of terms such as “may,” “might,” “will,” “should,” “expect,” “believe,” “anticipate,” “estimate,” “intend,” “plan,” “project,” “approximate” or “continue,” or the negative thereof. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we caution readers not to place undue reliance on any forward-looking statements. Those statements represent our best judgment as to what may occur in the future. Forward-looking statements, however, are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. Important factors that could cause actual results to differ from those reflected in the forward-looking statements include the risks of overruns in costs of constructing, retrofitting and operating commercial plants using the Rentech GTL Technology, problems with mechanical systems in the plants that are not directly related to the Rentech GTL Technology, dangers associated with construction and operation of gas processing plants like those using the Rentech GTL Technology, risks inherent in making investments and conducting business in foreign countries, protection of intellectual property rights, competition, difficulties in implementing our business strategies, and other risks described in this report.

As used in this Annual Report on Form 10-K, the terms “we,” “our” and “us” mean Rentech, Inc., a Colorado corporation and its subsidiaries, unless the context indicates otherwise.

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

In October 1998, we granted a license to Texaco Energy Systems, Inc., now a division of ChevronTexaco Corporation, for use of the Rentech GTL Technology. We have also provided engineering designs and technical services, under contract, for Texaco and some of our other licensees and potential licensees. They are using this information to consider the feasibility of constructing one or more plants to use our technology.

We intend to continue providing engineering design and technical services for our licensees when they design and construct their plants. To assist our licensees, we may also contract to provide our operational support services during startup of licensed plants. In addition, we may reserve the right to contract for the engineering and supply of the synthesis gas conversion reactors that are essential for use of the Rentech GTL Technology. The reactors must be specially configured for each plant according to the composition of the synthesis gas to be converted and the products desired. When plants are constructed and in operation, we will sell our patented catalyst, which is a necessary component of our conversion process, to our licensees.

We have granted several licenses in exchange for license fees. Our licensees are in various stages of evaluating the Rentech GTL Technology, seeking financing, and planning how to proceed. Because there are no process plants now in operation that use the Rentech GTL Technology, we are not receiving royalties from production of liquid hydrocarbons or revenues from sales of our catalyst.

An important part of our business strategy has been to acquire other businesses to generate revenues. Our intent is to help support our core business related to the Rentech GTL Technology during the period before its commercial use is established. In pursuit of this strategy, we have acquired interests in several other businesses that are not related to gas-to-liquids. OKON, Inc., based in the Denver metropolitan area, is our wholly-owned subsidiary. It manufactures and sells environmentally clean stains, sealers and coatings that are used on masonry, concrete and wood surfaces. Petroleum Mud Logging, Inc., located in Oklahoma City, Oklahoma, is another wholly-owned subsidiary. It provides well logging services to the oil and gas industry. We acquired 56 percent of REN Corporation as of August 1, 2001. REN, based in Stillwater, Oklahoma, manufactures computer-controlled testing equipment systems for manufacturers of industrial products. We lease office and warehouse space located in our research and development facility in Denver to a third party. These interests are described subsequently in this item under the heading “OTHER BUSINESSES.”

SUBSEQUENT EVENT

On October 29, 2003, after the end of the fiscal year, we entered into a services agreement with Clean Coal Power Resources, Inc. By this agreement, we are to provide technical engineering services to Clean Coal in support of its proposed project to use our gas-to-liquids technology for production of clean-burning fuels from Clean Coal’s coal located in Southern Illinois.

Clean Coal intends to develop a large coal mine and construct a coal gasification plant to produce synthesis gas from the coal. The synthesis gas would be used to generate electrical power as well as to serve as feedstock to a plant using our technology.

A schedule for us to start our engineering work has not been determined. Use of our technology with Clean Coal’s project will require negotiation of terms of a license agreement between us and Clean Coal.

FINANCIAL INFORMATION ABOUT OUR BUSINESS SEGMENTS

Financial information about our business segments is given in Note 16 of our financial statements attached to this report.

FISCHER-TROPSCH TECHNOLOGY

The Rentech GTL Technology is based upon the Fischer-Tropsch conversion process that was originally developed in Germany during the 1920s to create synthetic transportation fuels. The Fischer-Tropsch (F-T) process was subsequently used by several German companies in commercial-scale industrial plants constructed with government funding. These plants first manufactured synthesis gas, a mixture of hydrogen and carbon monoxide, from coal. The synthesis gas was converted through the F-T process into liquid hydrocarbons, principally diesel fuel. German production of diesel fuel by this method peaked at about 16,000 barrels per day in 1944, but it was not cost competitive with conventional motor fuels. After the end of World War II, the German companies discontinued active production. Soon after the war, the South African government started work on F-T development. That effort led to the F-T process now owned by South African Synthetic Oil, Ltd. (Sasol), which is presently used in four plants in South Africa. Those plants produce approximately 180 thousand barrels per day of liquid hydrocarbons.

After World War II, the U.S. Bureau of Mines and several U.S. companies conducted research and development on Fischer-Tropsch processes. All of those U.S. efforts were ultimately abandoned because domestic and imported oil and conventionally refined liquid hydrocarbons were available in the United States at costs lower than those for the F-T synthetic fuels. As petroleum imports became readily available after World War II, F-T research went into decline. The Arab oil embargo of 1973 created fuel shortages, and that crisis renewed interest by several companies in F-T technology. This stimulated new research, primarily in the United States. The principal goal of the research was to develop F-T processes that produced synthetic diesel fuel at costs competitive with conventional diesel fuel. Several companies, including ours, began work then, or by the early 1980s, to develop proprietary F-T processes. The other companies include Exxon, the Royal Dutch/Shell group, BP/Amoco, all of which are major oil companies, and Syntroleum Corp, among others. Sasol continues to operate three of its F-T plants in South Africa and to license its technology for use in that country in a fourth GTL facility, the Mossgas plant. Each of these companies, except Sasol, uses a cobalt catalyst for its own proprietary F-T process.

Dr. Charles B. Benham, a founder of Rentech, started to conduct research on Fischer-Tropsch processes at the Naval Weapons Center in China Lake, California, starting in 1973. He continued similar research later at the Solar Energy Research Institute in Golden, Colorado. Dr. Mark S. Bohn, another founder of Rentech, participated in Dr. Benham’s F-T research at the Solar Energy Research Institute. Based on the pioneering work of Dr. Benham and Dr. Bohn, we developed our own F-T technology in the early 1980s. Like Sasol’s, our F-T process uses an iron-based catalyst.

The Fischer-Tropsch process is a chemical process by which carbon-bearing materials are converted into synthetic liquid hydrocarbons. The first step in the process is to reform hydrocarbon feedstocks, by one of several commercially available processes, into synthesis gas, a mixture of hydrogen and carbon monoxide. The synthesis gas, sometimes called syngas, is then converted through the F-T process into a slate of several liquid products in a reactor vessel where the syngas reacts with the catalyst. The process includes three stages:

•	The Syngas Step (sometimes called the front end process)—the carbon-bearing material is converted into synthesis gas, a mixture of hydrogen and carbon monoxide. Oxygen must be added for the conversion of any solid or liquid feedstock. Oxygen may also be necessary for gaseous feedstocks, depending on the technology selected to reform the gaseous feedstocks into the desired composition of synthesis gas.

•	The Fischer-Tropsch Step (sometimes called the back end process)—the synthesis gas is fed through a F-T reactor and chemically altered in the presence of a catalyst, to form synthetic liquid hydrocarbon products.

•	The Upgrading Step—the synthetic hydrocarbon products are upgraded by distillation or other conventional processing steps in the same plant to the specifications required for the target market.

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

Use of the Rentech GTL Technology in a small, commercial-scale GTL plant was successfully demonstrated in 1992 and 1993. This plant, the Synhytech plant located at Pueblo, Colorado, had a designed capacity of 235 barrels of liquid hydrocarbons per day. Our licensee, Fuel Resources Development Company (Fuelco), had full control of the supply of feedstock gas and the construction and operation of the plant. We designed the F-T reactors and provided our catalyst for use in the F-T reactors. Fuelco decided to construct the plant at the Pueblo municipal landfill. Fuelco selected that location to allow it to use, at minimal cost, the methane in the landfill gas that was generated each day from the decomposition of the landfill material, and also to take advantage of tax credits then available for preventing release of these carbon-bearing gases into the atmosphere. When Fuelco started the plant, Fuelco determined that the volume of landfill gas it captured was inadequate to operate the plant on an economic basis. An additional problem was that the energy content of the gas that Fuelco did collect had only approximately one-twelfth of the energy content that Fuelco had initially projected. In January 1992, despite the insufficiency of the feedstock, Fuelco operated the plant at reduced capacity and produced liquid hydrocarbons through use of our technology. The Rentech GTL Technology, including the F-T reactors and catalyst, performed as expected. In mid-1992, due to the lack of adequate feedstock from the landfill, inability to obtain low-cost pipeline gas as an alternative feedstock, and a desire of Fuelco’s parent, Public Service Company of Colorado (PSCo), to return to its core business, Fuelco closed the plant.

By the terms of a negotiated settlement between PSCo and us, ownership and control of the Synhytech plant, plus cash, was then transferred to us. In order to further evaluate performance of the Rentech GTL Technology at a plant of this size, we decided to operate the plant for a short period of time. We made extensive modifications to improve the safety and reliability of several mechanical systems of the plant that did not involve Rentech GTL Technology. We decoupled the landfill gas source from the plant, and added a temporary supply of natural gas supplied by pipeline. In July and August 1993, we operated the plant continuously for three weeks. The results confirmed that the Rentech GTL Technology operated successfully. This demonstration confirmed our success in several areas that are key to the use of our technology. These were the ability to control the reactor temperature and its hydrodynamics, the amount of feedstock that was converted to liquid hydrocarbons, and our ability to produce the desired products.

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

FEATURES OF THE RENTECH GTL TECHNOLOGY

We believe that the Rentech GTL Technology represents a significant enhancement of the Fischer-Tropsch process first conceived and used in Germany. Our technology is based on the original F-T technology, with several developments that make it unique. Special unique aspects of our technology are the formulation of our catalyst, the method of deployment of the catalyst in the synthesis gas reactor, design of the reactor and configuration of the process. These features are proprietary to us, and some of them are patented by us.

Perhaps the most important feature of any gas-to-liquids technology is the cost of each barrel of liquid hydrocarbons produced by plants using the technology. The cost per barrel includes the cost of the feedstock, the amortized cost of the plant that uses Rentech GTL Technology, and the operating cost of the plant. For widespread acceptance of any GTL technology, we anticipate that the cost per barrel probably must not be much more than the cost of similar, conventionally refined oil and gas products. While we believe the Rentech GTL Technology can be cost-effective, the costs of our products will not be reliably established until a commercial-scale plant using our technology is in production.

We have conducted extensive tests on many aspects of the Rentech GTL Technology. These studies were conducted in our three pilot plants and the Synhytech plant, in our development laboratory, and at several other facilities. The results lead us to believe that our technology is both economic to use and works as intended. We believe the Rentech GTL Technology can be successfully used in commercial size plants.

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

OUR GAS-TO-LIQUIDS PRODUCTS

Our synthetic liquid hydrocarbon products are similar to analogous products derived from crude oil refining, but have environmental benefits that traditional refinery products do not possess. Because of the way they are produced, GTL products are less polluting, and the products are substantially free of contaminants usually found in crude oil, such as sulphur, aromatics, nitrogen and heavy metals. The virtual absence of these contaminants substantially reduces harmful air emissions from vehicles that use these products. We anticipate that these environmental benefits could lead to sales of our diesel fuel at a premium, compared to conventional diesel fuel.

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

Natural gas is one of the most important feedstocks for the Rentech GTL Technology. There are vast worldwide sources of this gas. The U.S. Department of Energy has reported that there are estimated worldwide gas reserves in excess of 5,000 trillion cubic feet as of January 1, 2001. In 2003, the World LNG/GTL Review stated that as much as 4,500 trillion cubic feet, more gas than the world has consumed to date, is stranded from any viable market, having little or no economic value.

Many large, known natural gas reservoirs around the world are presently not economical to develop because they are stranded in remote locations too far from markets for economic transportation in the gaseous state. Stranded gas refers to gas in identified reservoirs for which there is no profitable market because the gas cannot be economically transported, usually because of the costs of transportation, over a great distance, to a market where it might be used.

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

Potential feedstocks for the Rentech GTL Technology include the heavy high-sulphur residual fuels created at crude oil refineries. These petroleum coke materials are commonly referred to as refinery residues or refinery bottoms. Some refinery residues, unless they are treated at considerable expense, must be disposed of as hazardous materials. If the residues are gasified, that is, transformed into synthesis gas, they could be converted by our process into GTL products. The synthesis gas resulting from refinery residues is characterized by a low hydrogen-to-carbon monoxide ratio. That makes it a suitable feedstock for conversion into liquid hydrocarbons by the application of our iron-based GTL technology.

Other important sources of feedstock for our process are coal, coalbed methane gas, and industrial waste gases. Some low grade coal deposits and high sulphur coal deposits that are uneconomic for coal mining may be economic for use as feedstock for the Rentech GTL Technology.

APPLICATIONS OF THE RENTECH GTL TECHNOLOGY

The Rentech GTL Technology can convert synthesis gas produced from a broad range of carbon-bearing feedstocks, whether they are gases, liquids, or solids, into liquid hydrocarbon products. The gas feedstocks include natural gas and industrial off-gases. The liquid feedstocks include heavy crude oil and refinery byproducts. The solid feedstocks include coal and petroleum coke. The Rentech GTL Technology can be applied in both new and existing petrochemical and industrial plants. For example, our technology would enable refineries to more fully utilize heavier crude oil and refinery bottoms to produce an improved slate of higher-value products. Potential benefits to the refiner include co-production of gas-to-liquids products, together with steam and electrical power; and a reduction in waste disposal costs.

Some industrial gas plants are currently uneconomic. This is due, in some situations, to an oversupply of the products, resulting in low prices. In other circumstances, the uneconomic conditions may result from the impact of environmental regulations applicable to the original products. We anticipate that some of these plants, particularly those with larger production capacities, could be converted to use our technology to produce GTL products.

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

BUSINESS STRATEGY FOR THE RENTECH GTL TECHNOLOGY

Our business strategy is to achieve commercial use of our technology in commercial gas-to-liquids projects as soon as practical. That commercial use would expand our revenue and earnings through increased license fees and engineering contracts, as well as providing royalties on production of liquid hydrocarbons and revenues from sales of our catalyst.

Our business goal is to achieve successful use of Rentech GTL Technology in a commercial-scale GTL plant as soon as practical. This could occur through construction of a new plant or retrofitting an existing industrial plant. We believe the results will demonstrate economic use of the technology. Economic operation of a plant would likely encourage others to build commercial plants using the Rentech GTL Technology, and the commercialization of the Rentech GTL Technology would probably be accelerated.

For new plants, we intend to focus on small to medium-sized projects, with production capacities ranging from 500 to 20,000 barrels per day of GTL products. While our technology would enable us to pursue larger projects, we believe that small to medium size projects are economic to operate, less costly to construct, and represent a substantial portion of the near-term GTL market.

•	CONSTRUCTION OF NEW PLANTS TO USE THE RENTECH GTL TECHNOLOGY

Our business strategy focuses on selling licenses to oil and gas companies and other providers of energy. These licensees would construct their own new plants for use with feedstocks that they own or acquire.

We believe that there are substantial numbers of potential users of the Rentech GTL Technology who could benefit from its use, particularly because of several trends impacting the energy, transportation and environmental industries. These factors include the following circumstances arising from legislative and regulatory mandates and from changes in the energy arena:

•	Increasingly stringent requirements to reduce tailpipe emissions and strengthen clean-air standards.

•	The contradictory need of refiners to cost-effectively produce cleaner fuel from increasingly poor quality crude oils.

•	The regulatory curtailment of natural gas flaring.

•	Economic incentives to profitably develop vast, remote resources of natural gas.

•	Steadily increasing energy demand around the world.

•	A need to utilize coal to generate power without the emissions generated at coal-fired power plants.

•	RETROFITTING EXISTING INDUSTRIAL GAS PLANTS

We believe that retrofitting existing industrial gas plants to use the Rentech GTL Technology may be a cost effective method for producing GTL products. Some industrial gas plants have the front-end equipment in place to prepare synthesis gas. That equipment can be used to manufacture synthesis gas for the Rentech GTL Technology. In addition, these established plants have other facilities that could be used as they are. These include boiler feed water systems, control rooms, fire protection, product transportation facilities, security fencing and governmental permits. To retrofit a plant, we would add our synthesis gas conversion reactors to the existing front-end system. This would be much simpler than building a new plant. While some industrial plants cannot be economically converted, we believe others could be retrofitted to use our technology at significantly less expense than constructing a new plant to use the Rentech GTL Technology.

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

LICENSES, CONTRACTS AND JOINT VENTURES FOR THE RENTECH GTL TECHNOLOGY

We exploit the Rentech GTL Technology by granting licenses for its use. License agreements are generally granted in exchange for license fees, engineering design fees, and production royalties. The royalties are based upon a percentage of gross proceeds from sales of the liquid hydrocarbons produced through use of the Rentech GTL Technology or upon some other measure of product value. Licensees may be granted either exclusive or non-exclusive rights to use the Rentech GTL Technology in identified countries or other geographic areas. The license fees and terms are individually negotiated and may vary.

We expect that most plants that will use Rentech GTL Technology will be constructed and owned by licensees at no cost to us. We may also provide contract engineering, operational and other technical services to licensees during construction and startup phases of a new plant. We may supplement our licensing fees and royalties with direct investments in gas-to-liquids plants and facilities. Our licenses provide that we are entitled to revenues from sales of our catalyst whenever the Rentech GTL Technology is used, whether in plants licensed directly by us or sublicensed by our licensees.

Our licensees are responsible for financing, constructing and operating their own conversion plants that use the Rentech GTL Technology. Licensees will also be required to pay for our catalyst and may be required to pay for our synthesis gas reactor modules that may be supplied by us or our fabricator to meet the special design specifications required for each plant. It is the licensee’s obligation to obtain the feedstock material, either carbon bearing solids, liquids or gases, to be fed into the licensee’s plant. Each licensee is also responsible for marketing the liquid hydrocarbon products produced from its licensed plant.

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

Revenues related to the Rentech GTL Technology represented approximately 9%, 30%, and 20% of our revenues during the fiscal years ended September 30, 2003, 2002, and 2001, respectively.

•	TEXACO ENERGY SYSTEMS, INC. LICENSE

In October 1998, we granted a technology license to Texaco Natural Gas, Inc. (now Texaco Energy Systems, Inc., a division of ChevronTexaco Corporation). The license granted Texaco the right to use our Rentech GTL Technology in gas-to-liquids plants where natural gas or solid or liquid hydrocarbons are used as feedstock. After the merger of Texaco, Inc., the parent company, with Chevron Corporation (ChevronTexaco) in 2001, Texaco Energy Systems (Texaco) surrendered its exclusive right to use our technology with solid and liquid feedstocks.

As revised in March 2003, the license grants Texaco, its affiliates and joint venturers nonexclusive right to use our technology with natural gas as well as with solid and liquid hydrocarbons, but provides no rights of exclusive use. Texaco has the right to sublicense the technology for use with solid and liquid hydrocarbons, but only to joint ventures in which it is a part owner. These rights of use may be applied anywhere in the world except India.

Royalties and license fees are payable by Texaco for use of the Rentech GTL Technology when a licensed use is made or a sublicense is granted to a joint venture. The rates for these charges are not fixed and remain to be negotiated with Rentech at those times.

Under the license, Texaco can use the Rentech GTL Technology in combination with Texaco’s proprietary gasification technology to produce liquid hydrocarbon products. These include transportation diesel fuel, naphtha, and specialty products. The Texaco gasification process is a proprietary technology for producing synthesis gas from a broad range of feedstocks including coal, petroleum coke, residual oils, and byproducts generated in refineries and chemical plants.

We retain the right to license to others the entire range of our technology. This includes use with natural gas, solid and liquid hydrocarbons, and any other carbon-bearing materials.

We received a license fee for granting the Texaco license. Texaco also paid us royalty fees each month through March 2003. If Texaco uses our technology, it is to pay for all costs of further developing, marketing and deploying its use of the Rentech GTL Technology.

•	TEXACO ENERGY SYSTEMS, INC. TECHNICAL SERVICES AGREEMENT

On June 15, 1999, Texaco entered into a technical services agreement with us to follow up our 1998 licensing agreement. Under the 1999 contract, we performed tasks specified by Texaco for the integration of the Rentech GTL Technology with Texaco’s gasification process. The combination of these technologies would enable Texaco to use our technology with a broad range of feedstocks like coal, petroleum coke, residual oils and byproducts generated in refineries and chemical plants that can be gasified.

We performed our technical and development work for Texaco at our development and testing laboratory in Denver. Our work on this contract was completed by the end of March 2003. Texaco paid us for our technical services and costs.

•	EARLY ENTRANCE COPRODUCTION PLANT

In August 1999, we, as part of a team led by Texaco, were selected by the U.S. Department of Energy to develop the data and designs for what the DOE calls a coproduction facility, or more specifically, an “Early Entrance Coproduction Plant” (EECP). As part of this project, Texaco plans to combine its gasification technology with the Rentech GTL Technology to enable it to produce both high quality transportation fuels and electricity from coal and petroleum coke at a coproduction plant.

The Texaco proposal was one of three proposals selected by the DOE in August 1999 to proceed on this program. The DOE’s contract is intended to encourage private industry to develop a set of entirely new multi-purpose energy plants that combine several energy processes into a single facility, and thus to facilitate the early entry of this new technology into the commercial marketplace. The DOE contract requires designs that enable highly efficient conversion of the energy in fossil fuels into the coproduction of electricity or heat as well as transportation fuels and chemicals.

The DOE made an award of approximately $14 million to Texaco’s project team, payable over the lifetime of the contract. We were paid by Texaco through the contract funds that it received from the DOE. The team members are using Texaco’s gasification technology, the Rentech GTL Technology, General Electric’s power generation design, Praxair’s oxygen plant design, and Kellogg, Brown and Root’s engineering capabilities. After feasibility studies and successful completion of an integrated design, the team is expected to develop an engineering design package for a fossil fuel plant to use the combined technology.

In the proposed EECP, approximately 1,235 short tons per day (stpd) of petroleum coke would be used to produce 55 megawatts of net electric power for export, approximately 617 barrels per day of Fischer-Tropsch (FT) products (finished high-melt wax, finished low-melt wax, FT diesel and FT naphtha), steam, and approximately 89 stpd of sulfur. Additionally, the Air Separation Unit (ASU) would produce nitrogen and oxygen for export.

The Phase I objective was to determine the feasibility and define the concept for the EECP located at a specific site, develop a Research, Development and Testing (RD&T) Plan and prepare a preliminary project financing plan. Phase I was completed, and the final Phase I concept report was issued in May 2001. In Phase I, a typical refinery site, Motiva Port Arthur, was identified as the potential EECP site. As a result of the merger between Texaco and Chevron, Texaco was required to sell its interest in the Motiva Enterprises LLC joint venture to Shell Oil Company and Saudi Refining Inc. The team has evaluated the impact of moving the proposed EECP to a ChevronTexaco refinery.

We have completed our part of the first phase of the DOE contract. That work consisted primarily of preparing a preliminary engineering design for the plant that would use the Rentech GTL Technology. We completed our part of the second phase by the end of March 2003. This phase focused on the development work that was identified during the first phase. We are not now working on the EECP project. We hope to be called on by the EECP team in the future to participate in preparing an engineering design package for an EECP plant.

•	IMPORTANCE OF OUR TEXACO AGREEMENTS

Our agreements with Texaco are important to us in several ways. Revenues from Texaco provided 8%, 20%, and 21% of our total revenues for the years ended September 30, 2003, 2002, and 2001. Texaco’s decision to study the use of the Rentech GTL Technology also has the potential to lead to additional revenues for us in the future from several sources. These revenues might include license fees and royalties paid by Texaco for use of our technology in the future, or payments by other members of the energy industry.

•	DOMESTIC COAL PROJECTS

Since the Texaco license was revised in March 2003 to remove Texaco’s original rights to exclusive use of the Rentech GTL Technology with solids and liquid feedstocks, we have not been constrained from licensing it to others for use in those fields. This situation has resulted in new opportunities for us with liquid and solid carbon-bearing feedstocks. The liquid materials include heavy crude oil and refinery byproducts such as the so-called refinery bottoms. The solid materials are such hydrocarbons as coal and petroleum coke. Our prospective customers in this field include the following:

•	Owners of coal resources, including low grade and high sulfur coal deposits.

•	Owners of refineries that produce petroleum coke as a byproduct and refinery bottoms as an undesirable byproduct.

•	Owners of refineries, whose efficiency and profits might be increased by adding the Rentech GTL Technology to better utilize as feedstock an increasingly heavier crude oil supply.

•	Owners of heavy oil and tar sands properties.

We believe that changing needs for clean energy in the U.S. make our technology beneficial to the energy industry. When our technology is used with the synthetic gas produced from coal or petroleum coke to produce electrical power, fuels and chemical feedstocks, the plant emissions are lower than those of conventional coal plants. Sulfur dioxide emissions are virtually eliminated, and the carbon dioxide can be sequestered rather than released into the atmosphere. In addition, use of more of the substantial coal reserves located within the United States for energy could provide more energy self-sufficiency than the country current possesses.

Since early 2003, several owners of coal resources or petroleum coke located within the United States have joined with us to evaluate the feasibility of using their feedstocks with the Rentech GTL Technology. These investigations are underway, and we have not obtained or received revenues based on them.

•	AUSTRALIA COAL PROJECT

We are working with GTL Energy Limited, an Australian corporation, to develop a coal project in Australia. The proposed gas-to-liquids plant would use coal from a coal mine owned by Hazelwood Power, an electrical utility. Hazelwood currently mines the high quality coal to produce electrical power at its nearby power station. The proposal is to use the low-grade coal from the mine as feedstock for a gas-to-liquids plant to produce clean fuels. The project could be the first in Australia to use GTL technology with a coal feedstock for the production of clean, sulfur-free diesel and naphtha, as well as electrical power.

The coal mine owned by Hazelwood Power offers several advantages for the proposed GTL plant. The mine has environmental permits and is in operation. The ore body is defined, and relatively inexpensive low-grade coal is available as feedstock.

Feasibility studies for the project are underway for construction of a plant designed to produce 10,000 barrels per day of GTL products. These tests include analysis of the low-grade coal to determine its suitability for upgrading to a premium grade, and thereafter, its suitability for a solid feedstock that would be gasified. The purpose of these tests is to determine whether the synthesis gas that results could be economically used as feedstock for the GTL plant.

If the feasibility studies are positive, we plan to enter into additional agreements with GTL Energy and Hazelwood Power to develop a design for the proposed plant, determine capital costs, and make other arrangements to proceed with the plant.

GTL Energy is the developer for the proposed plant. It is currently seeking the required funding. We have received no revenues from this project.

•	GTL BOLIVIA PROJECT

We are studying the development of a proposed project located in Bolivia, near Santa Cruz. Our work is being undertaken jointly with a Bolivian company, GTL Bolivia. The proposal is to construct a GTL plant that would use natural gas as feedstock and would be designed to produce 10,000 barrels per day of GTL products.

A study on the technical feasibility of the project has been completed for us and GTL Bolivia by an international contractor with experience in GTL projects. The results of the study were positive.

GTL Bolivia and Rentech are jointly determining the markets that are available for the GTL Products to be produced. Based on this information, we would design the plant to produce the most marketable products. We are also, with GTL Bolivia, evaluating the economic feasibility for the proposed plant at 10,000 barrels per day. The results of this study are favorable.

We are proceeding with preliminary engineering design work. This effort involves pre-Front End Engineering and Design (pre-FEED). The data that results is necessary for determining the governmental permits that would be required for us to proceed with this project.

We have no contracts related to this project. During fiscal 2003, we received $40,059 in revenue from our work on this project.

•	INDONESIA PROJECT

We are working on development of a plant to use the Rentech GTL Technology in Indonesia. It would be located in the Matindek Block, Central Sulawesi, Indonesia. The proposed plant would be designed to produce 16,500 barrels per day of GTL products from natural gas.

Our efforts are being conducted jointly with Sri Gas International Ltd., an Indonesian oil and gas firm. Pertamina, the largest Indonesian privately owned oil and gas company, anticipates that it would provide the natural gas feedstock.

Sri Gas and Pertamina are seeking financing for the project. If the necessary capital would be available, we expect to join with Sri Gas and Pertamina to undertake additional studies and other steps to advance this proposed plant. We have received no revenues related to this project.

•	OTHER OPPORTUNITIES FOR THE RENTECH GTL TECHNOLOGY

We are working on several other proposals for use of the Rentech GTL Technology. We are participating in some feasibility studies with other companies that propose to use their mineral resources as feedstock, or to provide their engineering services or financing capabilities to the proposed projects. These discussions are in preliminary stages, and no plans to proceed have been made at this time.

One of the proposals is to construct a floating gas to liquids production system for use offshore to process natural gas that is now flared from offshore oil wells now in production. This type of gas resource is now stranded because there are no current means to bring it to market. We have completed a pre-feasibility study for a company that is investigating the use of a floating GTL plant. The company is currently presenting the concept to interested parties that have a need for such a facility. We have received no revenues from this project, and there are no plans to proceed at this time.

•	OROBOROS

We entered into a letter of intent in October 1999 to grant a license to Oroboros AB, a Swedish corporation headquartered in Gateborg, Sweden. This has enabled Oroboros to investigate the feasibility of using the Rentech GTL Technology for the industrial off-gas produced by Oroboros’s steel plant located at Oxelosund, Sweden or other steel mills.

Oroboros plans to produce what it refers to as eco-paraffin, sometimes called ecodiesel. According to an assessment by Oroboros, the cost of producing eco-paraffin will be lower than for other alternative fuels, such as reformulated diesel fuel, currently available in Sweden. Additionally, Oroboros has stated that no engine modifications are necessary for vehicles that use eco-paraffin.

Oroboros has applied to the Swedish government to designate the eco-paraffin it would produce as a clean fuel that is entitled to tax credits in Sweden. Oroboros believes that tax credits are necessary to make the project economical. Oroboros has stated it anticipates it will receive a tax credit equivalent to about $.60 a gallon. Oroboros believes that cost advantage and a few other changes in regulatory requirements will enable it to proceed to retrofit the plant to use the Rentech GTL Technology. If those changes are made, we anticipate that Oroboros will proceed with its project. No schedules have been announced for beginning construction, completing construction, or start up of operations of a proposed GTL plant for Oroboros. We have received no revenues from this relationship.

•	DONYI POLO PETROCHEMICALS

In September 1992, we granted exclusive rights to ITN, Inc., a Colorado corporation, to market the Rentech GTL Technology in India. ITN, Inc. is owned by Dr. Mohan S. Misra, who also owns a majority of INICA, Inc., formerly ITN Energy Systems, Inc. See “INVESTMENT IN ADVANCED TECHNOLOGIES.” in this report. ITN, Inc. is entitled to 20% of our royalty, license fee or other revenues from plants in India.

Through the efforts of ITN, Inc., we granted a license in 1994 to Donyi Polo Petrochemicals Ltd., an Indian company, for a plant in India using the Rentech GTL Technology. Donyi Polo proposed to build a 360 barrel per day plant, designed to use flared gas in the state of Arunachal Pradesh in northeastern India. We received $300,000 in fiscal year 1996 for the basic engineering design of the plant. We also received $120,000 as license fees in fiscal year 1998. If a plant is constructed and operated, the license agreement provides for royalty payments to us for seven years after commencement of production from the plant. The license allows Donyi Polo to construct and operate its own manufacturing plant, using our technology, to produce catalyst for its plant.

Donyi Polo has not announced a decision to proceed with completion of the Indian plant. We do not expect additional engineering design contracts, license fees or other revenues from it in the foreseeable future.

MARKETING LICENSES OF THE RENTECH GTL TECHNOLOGY

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

In order to increase our marketing capability, we have formed strategic alliances with several significant engineering firms. Each of these firms has an international presence and has experience in fields related to the Rentech GTL Technology. Each of them is seeking situations where our technology could be used in GTL plants and they could obtain contracts to provide their respective engineering services.

•	POTENTIAL CUSTOMERS AND MARKETS

We are targeting customers and markets for our Rentech GTL Technology that are diversified and worldwide. We have approached owners of energy sources in the following industries:

•	Existing industrial plants that are underutilized and now uneconomical because of low market prices for the present product.

•	Owners of stranded natural gas seeking an economical way to develop and transport these resources to market.

•	Owners of offshore natural gas with no access to pipelines, which desire to convert the gas into transportable liquid hydrocarbons through plants mounted on barges that use the Rentech GTL Technology.

•	Owners of reservoirs of substandard natural gas that is not useable through traditional means because it contains excessive amounts of carbon dioxide, nitrogen or other diluents.

•	Owners of oil fields where flaring of natural gas is outlawed or penalized, or where natural gas is re-injected into oil wells but interferes with oil production from the wells.

•	Municipalities that are required by clean air laws to operate fleets of cleaner buses and other vehicles.

•	BC PROJECTOS, LTD.

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

•	JACOBS ENGINEERING UK

In February 2000, we made an arrangement with Jacobs Engineering UK Limited, an international engineering company, for joint marketing of the Rentech GTL Technology and Jacobs’ engineering services. We are marketing our combined capabilities to potential customers in several locations throughout the world.

We are targeting customers who would use our joint services in new natural gas plants as well as in existing industrial gas plants that would be retrofitted for our technology. During fiscal 2003 and 2002, we received revenues totaling approximately $46,894 and $61,148, respectively, as a result of feasibility studies we performed for potential licensees introduced to us through Jacobs Engineering.

•	PETRIE PARKMAN & CO.

In February 2001, we engaged Petrie Parkman & Co. to assist us as our financial advisor in accelerating commercial use of the Rentech GTL Technology. Petrie Parkman is an investment banker in the oil and gas industry. The focus of the engagement is to bring substantial capital and oil and gas industry experience to bear on the commercialization of the Rentech GTL Technology. Under consideration are various options including formation of one or more joint ventures with strategic industry partners, a merger, or a sale of all or part of our assets.

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

By September 30, 2001, Petrie Parkman had completed its study and analysis of the field of GTL technology, including the Rentech GTL Technology. Petrie Parkman is now making contacts and continuing to assist us in advancing our goal of realizing commercial use of the Rentech GTL Technology. We have received no revenues from this relationship.

Either on our own or through Petrie Parkman, we are presently engaged in exploratory discussions with several potential licensees. The sources of feedstock that they own vary from several types of stranded natural gas to differing sources of industrial off-gas. The projects would be located at sites scattered around the world. The plants being discussed would range in production capacity from about 2,000 to 50,000 barrels per day of liquid hydrocarbons. None of these possibilities have developed into specific proposals or license negotiations. We have contracted to perform studies on the feasibility of the proposals for a few of these potential licensees. It is too early in the study process for us to know whether or not one or more of these proposals will result in a license followed by construction of a plant to use the Rentech GTL Technology.

PRODUCTS FROM GTL PRODUCTS

Plants using the Rentech GTL Technology can be designed and configured to produce a variety of liquid hydrocarbon products. The principal products of the Rentech GTL Technology process are:

•	Clean-burning and premium-grade diesel fuel.

•	Naphthas useful as a feedstock for chemical processing and for refining into varnishes and mineral spirits.

•	Specialty products such as waxes useful in hot-melt adhesives, inks and coatings.

•	Base oil for lube oils.

•	Normal paraffins useful for laundry detergent, cosmetics, pharmaceuticals, and paints.

•	Synthetic drilling fluid.

•	A variety of other wax-based products.

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

Rentech Diesel Fuel

Laboratory tests designed to determine the properties of the diesel produced by the Rentech GTL Technology have been conducted by independent testing agencies. These tests indicate that our diesel fuel is a high-grade diesel fuel with environmental advantages compared to diesel fuel derived from crude oil. Compared to Commercial No. 2 diesel fuel, our diesel fuel has four properties that make it less polluting. These are an absence of sulphur, zero percent aromatics by volume, a higher cetane number, and a lower 90% distillation temperature.

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

Unlike alternative fuels such as methanol and compressed natural gas, we believe our diesel fuel can be used in conventional compression ignition engines without any engine or vehicle modification. Fuel mileage may be slightly decreased, although minor engine adjustments are expected to increase the fuel mileage to the level provided by conventional diesel fuel. Before our diesel could be said to be a practical alternative to conventional diesel fuel, long-term wear tests on engines fueled by the diesel are necessary. Our diesel fuel can be manufactured and distributed through the nation’s existing refining and transportation infrastructures.

Most of the diesel fuel produced throughout the world is refined from crude oil. As of 2001, the total worldwide demand for diesel fuel was estimated at 22.3 million barrels per day, according to the Energy Information Administration. As of June 9, 2003, Diesel Fuel News forecasted worldwide growth in demand of diesel and heating oil at an average rate of 2.2% per year. The largest market is in the U.S., where in 2001 the demand was approximately 4.0 million barrels per day. The demand for diesel vastly exceeds the potential volume of GTL diesel that could be produced by all the Fischer-Tropsch technologies. Thus, the comparatively small amount of GTL diesel that may be produced by us and others will have no impact on prices for conventionally produced diesel. This means that GTL diesel will have to compete with the prevailing diesel price in the future. We do, however, anticipate that our GTL diesel may command a premium, as Shell’s GTL diesel did when purchased by the California refineries during the 1993 to 1997 period.

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

RESEARCH AND DEVELOPMENT

We own a development and testing laboratory located in Denver. Our pilot plant, consisting of a bubble column slurry reactor, is located at this site. The laboratory contains state-of-the-art equipment and support facilities for development of Fischer-Tropsch technology. Our laboratory staff now consists of ten employees. We believe that this facility provides us with a resource for development and testing that is unmatched in the field of gas-to-liquids technology.

Two of our founders, Dr. Charles Benham and Dr. Mark Bohn, are directly responsible for development of the Rentech GTL Technology. Together with another of our founders, Dennis L. Yakobson, our President and Chief Executive Officer, Dr. Benham and Dr. Bohn and our research and development engineers and technicians continue to work toward improving our technology and developing new applications.

Our principal efforts at the laboratory are now focused on increasing the efficiency of our catalyst. We are also developing additional catalysts, attempting to increase the amount of the feedstock that is converted into liquid hydrocarbons, and working on other ways of reducing the cost of our process. The lab work is concentrated on achieving commercial use of the Rentech GTL Technology with as many types of hydrocarbon feedstocks as are available.

We joined with Texaco Energy Systems, Inc., a licensee, to demonstrate use of our technology at the La Porte plant in Texas in 2000. Texaco leased the use of this plant from the U.S. Department of Energy on a short-term basis to conduct a joint demonstration with us of the results of using the Rentech GTL Technology. The plant is a pilot plant, with a capacity of four barrels of product per day. The results from this use of our technology were successful.

During the fiscal years ended September 30, 2003, 2002, and 2001, we spent $747,081, $701,201, and $190,905, respectively, on research and development activities on the Rentech GTL Technology. During each of the same fiscal years, we received revenues from third parties for research and development activities on the technology of $776,658, $2,354,550, and $2,212,432, respectively.

RISKS RELATING TO THE RENTECH GTL TECHNOLOGY

•    CONSTRUCTION AND OPERATION OF COMMERCIAL-SCALE PLANTS THAT USE THE RENTECH GTL TECHNOLOGY REQUIRE LARGE AMOUNTS OF CAPITAL. FINANCING IN SUCH AMOUNTS MAY NOT BE AVAILABLE TO OUR LICENSEES OR TO US.

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

•    OUR ABILITY TO CONTINUE TO MARKET WITH THE RENTECH GTL TECHNOLOGY, TO IMPROVE IT, AND TO ASSIST OUR LICENSEES AND POTENTIAL LICENSEES IN IMPLEMENTING USE OF THE TECHNOLOGY REQUIRE SIGNIFICANT AMOUNTS OF CAPITAL OR FINANCING THAT MAY NOT BE AVAILABLE TO US.

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

•    DEVELOPMENT OF GTL PLANTS TO USE OUR TECHNOLOGY IS A LONG AND COMPLICATED PROCESS. EVEN IF A DECISION IS MADE TO PROCEED WITH A PROJECT, THE EXTENSIVE DESIGN, CONSTRUCTION AND OTHER WORK REQUIRED TO OPEN A PLANT WOULD DELAY COMMERCIAL USE OF OUR TECHNOLOGY. IT WOULD ALSO DELAY OUR RECEIPT OF REVENUES RELATED TO THE TECHNOLOGY.

Until we achieve agreements for developing a project, we will not receive adequate revenue from our operations to pay our overhead expenses and operating costs. We have exhausted our available capital funds and have only limited options for obtaining the necessary capital to sustain our operations without contracts for development of one or more projects.

•    OUR ABILITY TO CONTINUE TO BENEFIT FROM THE RENTECH GTL TECHNOLOGY DEPENDS UPON PROPER CONSTRUCTION AND OPERATION OF PLANTS THAT USE THE TECHNOLOGY ON A COMMERCIAL SCALE.

Our business strategy calls for our licensees to construct and operate plants that use the Rentech GTL Technology on a commercial scale. These plants will rely on complex mechanical equipment and gas processing systems. We expect most plants to be owned, constructed, and operated by our licensees, but we may retrofit and operate some plants in which we obtain an ownership interest. Whether our licensees, and in a few instances, we, can properly design, construct and operate plants depends upon a number of factors. These include constructing plants that are properly designed by a licensee for the chemical composition of the feedstock obtained for the plant; the amount and quantity of the feedstock; design of the plant and its systems; mechanical adequacy of the plant equipment and machinery, whether related or unrelated to Rentech GTL Technology; availability and adequacy of roads, utilities, worker housing and other infrastructure at the plant site; the plant operator’s management and skills; and proper operating circumstances.

•    OUR ABILITY TO CONTINUE TO BENEFIT FROM THE RENTECH GTL TECHNOLOGY DEPENDS UPON ECONOMIC OPERATION OF PLANTS THAT USE THE TECHNOLOGY ON A COMMERCIAL SCALE.

Whether the Rentech GTL Technology can be cost effective so that commercial-scale plants using the technology can be profitably operated depends upon several factors. The principal conditions include adequate quantities of low-cost feedstock, the availability and cost of construction financing, the economic efficiency of the technology, and the market demand for the end products at profitable prices. Those qualities, especially the economic performance of the technology, have not yet been established. Poor economic results at plants using the Rentech GTL Technology would adversely impact our operating results and financial condition by depressing or eliminating our potential income from the technology.

•    OUR ABILITY TO CONTINUE TO BENEFIT FROM THE RENTECH GTL TECHNOLOGY DEPENDS UPON THE EFFORTS OF LICENSEES OF THE TECHNOLOGY. WE DO NOT CONTROL THEIR ACTIONS.

Except to the extent that we convert existing industrial gas plants, we do not intend, and do not have adequate capital, to finance, construct and operate our own commercial-scale plants. At this time, we do not have adequate capital or financing to retrofit an existing industrial gas plant. Successful use of the Rentech GTL Technology therefore depends upon our licensees. We will receive royalties and other revenues from operations only from plants that operate successfully and economically. Under our present and proposed license agreements, it is a licensee’s responsibility to obtain sources of feedstock that provide adequate supplies at inexpensive rates, conduct feasibility studies, recruit personnel who are skilled in designing, constructing and operating gas processing plants, obtain governmental approvals and permits, obtain sufficient financing on favorable terms for the large capital expenditures required, possibly construct infrastructure if not otherwise available at the plant site, market the products, and perform other significant tasks. Several licensees have allowed their licenses to expire because of their inability to meet one or more of these conditions for a plant. The ability of any licensee to accomplish these requirements, and the efforts, resources and timing schedules to be applied by a licensee, will be controlled by it.

•    USE OF THE RENTECH GTL TECHNOLOGY BY LICENSEES DEPENDS UPON EVALUATIONS OF IT MADE BY THE FIRST INFLUENTIAL LICENSEES AS WELL AS SUCCESSFUL APPLICATIONS OF THE TECHNOLOGY IN THE FIRST SEVERAL COMMERCIAL-SCALE PLANTS.

If any influential licensee terminates its license or does not proceed to use the Rentech GTL technology, potential licensees are not likely to use the technology. If the first few plants to next use the Rentech GTL Technology are not commercially successful, we may be unable to obtain other licensees in the future. If licensees do not proceed with plants using the Rentech GTL Technology or do not successfully operate plants, our operating results and financial condition would be adversely affected.

•    OUR ABILITY TO IMPLEMENT OUR BUSINESS STRATEGY DEPENDS UPON OUR EXECUTIVE OFFICERS, AND THE CONTINUED IMPROVEMENT OF THE RENTECH GTL TECHNOLOGY DEPENDS UPON OUR SCIENTIFIC PERSONNEL. LOSS OF ONE OR MORE OF OUR KEY EMPLOYEES WOULD SUBSTANTIALLY HINDER OUR ABILITY TO EXPLOIT THE RENTECH GTL TECHNOLOGY.

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

•    WE MUST CONTINUALLY DEVELOP IMPROVEMENTS TO OUR TECHNOLOGY AND MAKE ADVANCES AS COMPETING TECHNOLOGIES ARE IMPROVED AND THE MARKET CHANGES.

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

•    WE EXPECT THAT A LARGE PORTION OF OUR LICENSEES WILL USE THE RENTECH GTL TECHNOLOGY IN FOREIGN COUNTRIES. THAT WILL SUBJECT US TO THE UNCERTAINTIES AND RISKS THAT SOMETIMES AFFECT OPERATIONS IN THOSE LOCATIONS.

We expect that licensees of the Rentech GTL Technology will construct plants in foreign countries where our licensees’ conduct of business and profitability of operations are at risk. The additional risks include rapid changes in political and economic climates; changes in foreign and domestic taxation; lack of stable systems of law; susceptibility to loss of protection of patent rights and other intellectual property rights; expatriation laws adversely affecting removal of funds; fluctuations of currency exchange rates; contract rights; labor disputes; the nationalization or appropriation of property without fair compensation; civil disturbances; and war. International operations and investments may also be negatively affected by laws and policies of the United States affecting foreign trade, investment and taxation. Any of these events could adversely impact our licensees and thereby adversely affect our operating results and financial condition.

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

To protect our proprietary rights, we rely primarily upon a combination of:

•	U.S. patents;

•	trade secret and trademark laws;

•	confidentiality agreements with employees and third parties; and

•	protective contractual provisions in our license agreements, and contracts with consultants, suppliers, and others.

We own sixteen U.S. patents that protect our exclusive rights to exploit the Rentech GTL Technology. Our patents are granted for terms of twenty years from the date of the application to the U.S. Patent Office. Our first patent application was filed in 1992. Our latest application was filed this year. Our trade secrets and confidential proprietary information will remain our property for as long as we keep them secret and confidential. Our federal trademarks have initial terms of six years. They can be renewed within ten years from the initial date of filing and every ten years after that if we continue to use them with the sale of our products.

Use of the Rentech GTL Technology requires use of our patented catalyst. Our license arrangements authorize licensees to manufacture our catalyst for their respective conversion plants or to have the catalyst made for them by a manufacturer of their choice. We have no present plans to manufacture our own catalyst. We expect ultimately to grant a license, for which we would receive a license fee and royalties, to an independent catalyst manufacturer for manufacture and delivery of catalyst, or to grant a license to individual licensees of the technology to manufacture catalyst for their own use.

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

OKON’s formulas for the manufacture of its stains, sealers and coatings are proprietary. They are maintained as trade secrets, and OKON has no patents. We rely upon confidentiality agreements with our employees and manufacturers of key components of our stains, sealers and coatings to protect these trade secrets.

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

REN Corporation’s computer-controlled testing equipment depends upon computer software programs and proprietary computer hardware devices. The programs and hardware components are developed by REN’s employees. This proprietary information is maintained as trade secrets, and REN owns no patents. REN relies upon confidentiality agreements to protect its proprietary interests.

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

The Rentech GTL Technology uses an iron-based catalyst, as does a major competitor. No claims of patent infringement have been made against us, and none, to our knowledge, have been made against the other user.

We believe our Fischer-Tropsch technology can successfully compete against the technology of the others who are engaged in the same business. We are one of five companies in the world that have operated a Fischer-Tropsch plant at larger than laboratory scale. Many of the others only use their technology for their own account or for projects in which they acquire an equity interest.

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

•    THE RENTECH GTL TECHNOLOGY MAY NOT COMPETE FAVORABLY WITH OTHER GTL TECHNOLOGIES. THAT WOULD LIMIT OUR ABILITY TO OBTAIN LICENSEES, AND WOULD SEVERELY REDUCE OUR REVENUES FROM THE TECHNOLOGY.

Because of increasing worldwide demand for fuels in general, and for the clean burning products of GTL technology in particular, as well as the large quantities of carbon-bearing gas, liquid and solid materials available as feedstock, there are economic incentives for businesses to develop and achieve significant market penetration for successful Fischer-Tropsch technology. Several major integrated oil companies and several smaller companies, have developed or are developing competing technologies. Most of these companies, especially the major oil companies, have significantly more financial and other resources than we do to spend on developing, promoting and using their technology. The U.S. Department of Energy has also sponsored a number of research programs in Fischer-Tropsch technology, some of which might potentially lower the cost of processes that compete with the Rentech GTL Technology. These companies, the Department of Energy, or others may develop technologies that will be more commercially successful or better accepted in the industry than our technology. This could render our technology obsolete. It would also have a material adverse effect on our results of operations and financial condition.

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

•    OPERATION OF GAS PLANTS THAT USE THE RENTECH GTL TECHNOLOGY INVOLVES RISKS OF MECHANICAL FAILURES AND FIRES AND EXPLOSIONS. FREQUENT OR SEVERE ACCIDENTS OF THIS TYPE AND THE RESULTING DAMAGES COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION.

We expect that use of the Rentech GTL Technology in some conversion plants will require oxygen producing systems to convert the feedstock into synthesis gas. This is the first step of the Fischer-Tropsch process, and it occurs before our GTL technology is applied. The oxygen producing systems, if required, will involve risk of accidents. Personal injuries to workers at the plant and property damage to the plant may result. The frequency and seriousness of accidents, injuries and damages will impact the marketability of the Rentech GTL Technology, and our licensees’ operating costs and insurability. Significant frequency or severity of such accidents could have a material adverse effect on our business, operating results and financial condition.

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

OTHER BUSINESSES

•	OKON, INC.

Our wholly-owned subsidiary is engaged in the business of manufacturing and marketing water-based wood stains, concrete stains, block pluggers and other water repellent sealers on a wholesale basis. The coatings produced and sold by OKON are biodegradable and environmentally clean. OKON produces 26 water-based stains and sealers.

OKON started this business in 1973, and we acquired it in 1997. OKON, located in Denver, markets and sells its products nationwide through a variety of channels. These include distribution through paint dealers, retailers who are primarily not discount retailers, and mass merchandisers, industry users, and architects and building contractors. The customers are primarily the construction industry and architects who use the coatings on wood, concrete and masonry for their construction projects. OKON’s sales staff is comprised of several employees who call on previous and potential customers. The brand names of the various products are recognized throughout the industry. The formulas used by OKON for manufacturing its products are proprietary.

One of OKON’s goals is to gain wider access to the retail paint market. Its stains and sealers are now stocked by some of the stores owned by two different home product chain stores.

OKON primarily manufactures and markets standard products, but it also prepares special products for large orders. Sales are generally made pursuant to purchase orders, which are occasionally revised to reflect changes in the customer’s requirements or to establish special orders. Product deliveries are scheduled upon OKON’s receipt of purchase orders, and orders are typically filled within one to two days. OKON has no significant backlog of orders. Historically, sales of stains and sealers have been seasonal in nature. The heaviest concentrations of sales have occurred in the spring and summer months. Production schedules are timed to reflect these seasonal variations.

The coatings industry in which OKON conducts its business is highly competitive and has historically been subject to intense price competition. Other competitive factors in the coatings industry include the content of volatile organic compounds (VOCs) in the product, product quality, product innovation, and distribution. There are five major competitors in this nationwide market of environmentally sound paint products. Rentech believes that OKON products are competitive. It bases this belief on the quality of OKON’s products and their unique properties, including reduced content of VOC ingredients because the products are water-based and biodegradable.

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

Unlike our products, the majority of wood stains, concrete stains and concrete block pluggers currently on the market contain VOC levels that are increasingly considered unacceptable in several regions of the United States. State and federal government agencies have proposed further restrictions to limit the levels of VOC contained in products. The restrictions have effectively prohibited the sale and use of high VOC products in some states such as California. The environmental advantages of the OKON products complement Rentech’s business philosophy of producing environmentally cleaner fuels and products.

OKON’s sales of products to some customers may constitute a significant portion of our revenues. For the years ended September 30, 2003, 2002, and 2001, one customer of OKON accounted for 16%, 10%, and 12% of our total revenues.

LOSS OF OKON’S LARGEST CUSTOMERS WOULD MATERIALLY REDUCE OUR TOTAL REVENUES.

OKON has provided material portions of our total revenues. Loss of a customer of this size would have an adverse economic and business impact upon all of our operations. OKON regularly sells to over 200 customers, and we expect that this broad customer base would help soften the impact of the loss of any single customer. During fiscal 2003, OKON expanded its customer base from 200 active accounts to over 8,000 accounts for fiscal 2004. Our efforts to mitigate this risk of a very narrow customer base has been successfully dealt with in fiscal 2003.

Revenues from our stains, sealers and coatings business segment represented approximately 25%, 20%, and 29%, of our total revenues in the years ended September 30, 2003, 2002, and 2001, respectively.

•	PETROLEUM MUD LOGGING, INC.

In June 1999, we entered into the business of providing well logging services to the oil and gas industry. This occurred through our purchase of the assets of two established and related companies that have been providing services in these fields since 1964. We are using the assets to continue these businesses through our wholly-owned subsidiary, Petroleum Mud Logging, Inc. (PML). The business is operated from Oklahoma City, Oklahoma. The services are provided to customers located in Oklahoma, Texas, Kansas and Louisiana.

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

The assets of PML also include a comprehensive library of well logs accumulated over the past 39 years. The well logs are available for examination by customers for a charge.

In the last several years, PML has provided its logging services for fewer oil wells and more for natural gas wells. We expect this trend to continue as exploration for natural gas intensifies due to increasing demand for that energy source.

Revenues provided by our mud logging business segment represented approximately 42%, 21%, and 37% of our total revenues during the fiscal years ended September 30, 2003, 2002, and 2001, respectively. We acquired the mud logging assets that we use to provide our oil and gas field services in June 1999. PML’s revenues from some customers may constitute a significant portion of its revenues. For the years ended September 30, 2003, 2002, and 2001, one customer of PML accounted for 9%, 7%, and 12% of our total revenues, respectively.

LOSS OF PML’S LARGEST CUSTOMERS WOULD MATERIALLY REDUCE OUR TOTAL REVENUES.

PML has provided material portions of our total revenues. We have experienced a growing demand for our oil and gas field services. If we lose a significant customer, we anticipate that demand from other customers would use most of our capabilities.

THE MARKET FOR PML’S SERVICES MAY NOT CONTINUE AT THE CURRENT LEVEL.

More companies may enter our business and offer well logging services to the oil and gas industry. Our present competitors may expand their equipment and provide more well logging services. The number of new natural gas wells that are drilled may decline as the supply of natural gas increases or if market demand for natural gas lessens. If these events occurred, the demand for PML’s services would decline and our total revenues could be significantly reduced.

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

•	REN CORPORATION.

On August 1, 2001, we acquired 56% of the outstanding stock of REN Corporation. REN is an Oklahoma corporation organized in 1979 and located in Stillwater, Oklahoma. REN manufactures computer-controlled testing equipment systems and sells them on a custom-order basis to industrial manufacturers. The manufacturers use REN’s industrial automation systems for controlling quality control and increasing productivity in the manufacture of their products. The customers’ products include automatic hydraulic pumps, valves and actuators; diesel fuel injection pumps; transmissions; automatic hydraulic presses; and hydraulic hose assemblies. REN’s primary market has been automated test equipment for the fluid power industry.

REN is continuing its business and has retained its original management. REN’s customer base currently consists of some of the world’s largest heavy-equipment manufacturers. These include Caterpillar, USA; Eaton Corporation, USA and Mexico; John Deere USA and Mexico; Daewoo Heavy Industries, Korea; Bosch Rexroth Corporation USA and Germany; Parker Hanifen Corporation, USA; and Sauer Danfoss, USA and Great Britain. Sales inside the U.S. were $1,333,379, $2,629,237, and $996,641, during the years ended September 30, 2003, 2002, and 2001, respectively, and sales outside the U.S. were $486,473, $271,500, and $8,247, during the same years.

REN had a backlog of orders in the approximate amount of $515,000 as of September 30, 2003 as compared to a backlog of approximately $1,375,000 as of September 30, 2002. We expect to ship these unfilled orders by December 2003. Subsequent to September 30, 2003, REN’s backlog increased to approximately $871,000.

Revenues provided by our industrial automation systems segment represented approximately 21%, 30%, and 2% of our total revenues during the fiscal years ended September 30, 2003, 2002, and 2001, respectively. Caterpillar is REN’s largest customer, accounting for 12%, 19% and 0.3% of our total revenues in the years ended September 30, 2003, 2002 and 2001, respectively.

LOSS OF REN’S LARGEST CUSTOMER WOULD MATERIALLY REDUCE THE REVENUES WE EXPECT DURING FISCAL YEAR 2004. If we lose Caterpillar as a customer, we believe we would be able to fill our remaining backlog. We would also eliminate or delay our expansion program to help minimize the substantial loss of revenues that would result.

REN’s competitors who manufacture and sell computerized test equipment for use in manufacturing include approximately ten other companies. We have approximately three principal competitors. Some of REN’s competitors have substantially more financial assets and other resources than REN. We believe that REN will be able to compete favorably because its pioneering work in applying computers and electrohydraulics to develop leading edge systems gives REN certain advantages, especially for test equipment systems for the fluid power industry.

REN MAY NOT BE ABLE TO READILY AND ECONOMICALLY DEVELOP THE COMPUTERIZED TEST EQUIPMENT THAT HAS BEEN ORDERED.

Development of the specialized test equipment that REN sells requires a period of development and specialized skills. If REN is not able to economically and timely produce the equipment that has been ordered, the costs would be increased and the anticipated revenues would be reduced.

We may not be able to obtain the financing that REN requires to expand its business to meet its requirements for potential new sales orders.

INVESTMENT IN ADVANCED TECHNOLOGY COMPANIES

Through our investment made in 1998 in INICA, Inc., formerly ITN Energy Systems, Inc., we own minority interests in two advanced technology companies. INICA is a privately owned business engaged in developing and commercializing emerging technologies.

During the fourth quarter of fiscal 2003, we exchanged our 10% ownership interest in the shares of INICA, Inc. for a 2.28% ownership interest in Global Solar Energy, Inc., which is engaged in production of thin-film photovoltaics, and for a 5.76% ownership interest in Infinite Power Solutions, Inc., which is developing thin-film micro batteries.

As a minority owner in these corporations, we have no control over them. We do not participate in their management. We have no obligations for their liabilities. We intend to remain passive investors in them.

RISKS RELATING TO INVESTMENT IN ADVANCED TECHNOLOGIES

•    PROFITABLE OPERATIONS OF ADVANCED TECHNOLOGY BUSINESSES ARE SUBJECT TO GREATER RISK THAN FOR MORE CONVENTIONAL BUSINESSES.

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

•    THE VALUE OF OUR INTERESTS IN ADVANCED TECHNOLOGIES DEPENDS UPON THE EFFORTS OF OTHERS. WE DO NOT CONTROL THEIR ACTIONS.

The advanced technologies in which we have an ownership interest are controlled by others. We have no influence over their actions and are not involved in their operations. The success of the advanced technologies in which we hold interests depends upon the controlling shareholders, officers and managers of these businesses.

•    THE ADVANCED TECHNOLOGIES IN WHICH WE HAVE AN INTEREST MAY NOT BE APPLIED TO ADDITIONAL PRODUCTS OR ACCEPTED BY THE TARGET MARKETS.

The planned improvements to these technologies may not be completed, and new products may not be developed. The products may not gain widespread acceptance in the target marketplaces. If so, the value of our shares of common stock in these companies could be limited.

•    THE ADVANCED TECHNOLOGY BUSINESSES MAY NOT OPERATE AT A PROFIT. IF THEY DO NOT, OUR ECONOMIC BENEFIT FROM OWNERSHIP OF INTERESTS IN THEM WILL BE LIMITED AND MAY NOT MATERIALIZE.

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

•    WE DO NOT EXPECT THAT THE ADVANCED TECHNOLOGY BUSINESSES WILL DISTRIBUTE DIVIDENDS TO SHAREHOLDERS. THERE IS NO MARKET FOR THE COMMON STOCK OF THESE COMPANIES. WITHOUT DIVIDENDS, WE MAY NOT REALIZE REVENUE FOR OUR INVESTMENT IN ADVANCED TECHNOLOGIES.

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

EMPLOYEES

At September 30, 2003, we had 118 employees. Among our subsidiaries, Rentech Services Corporation had 10 employees, who work at our development and testing laboratory; OKON, Inc. had 12 employees; Petroleum Mud Logging, Inc. had 69 employees; and REN Corporation had 16 employees.

ITEM 2. PROPERTIES

OFFICE LEASE

Our executive offices are located in Denver, Colorado, and consist of 5,923 square feet of office space. The lease expires in October 2009 and includes an option to extend for another five-year term. Total rent will be $78,727 during fiscal 2004. We believe that our existing space is adequate to meet our current needs and to accommodate anticipated growth.

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

OKON FACILITY

OKON, Inc., a wholly owned subsidiary, leases an industrial building located in Denver Colorado, where its production facilities and offices are located. The lease extends to March 2005. The rent is approximately $80,000 per year. The building contains approximately 20,000 square feet of office and warehouse space. The building contains adequate space for expansion of the business. We believe that this lease can be renewed or other space obtained.

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

ITEM 3. LEGAL PROCEEDINGS

Various claims and actions that we consider ordinary routine litigation incidental to our business have been asserted and are pending against us. We do not believe that these claims and actions will have a material adverse effect upon our results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Rentech’s common stock is traded on The American Stock Exchange under the AMEX® Symbol RTK. The following table sets forth the range of high and low closing prices for the Company’s common stock. The quotations reflect inter-dealer prices, without adjustment for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

Fiscal Year Ended September 30, 2003	High	Low
1st Quarter, ended Dec. 31, 2002	$0.63	$0.41
2nd Quarter, ended Mar. 31, 2003	$0.59	$0.40
3rd Quarter, ended Jun. 30, 2003	$0.78	$0.45
4th Quarter, ended Sep. 30, 2003	$0.72	$0.51

Fiscal Year Ended September 30, 2002	High	Low
1st Quarter, ended Dec. 31, 2001	$0.72	$0.50
2nd Quarter, ended Mar. 31, 2002	$0.84	$0.49
3rd Quarter, ended Jun. 30, 2002	$0.60	$0.41
4th Quarter, ended Sep. 30, 2002	$0.70	$0.43

The approximate number of shareholders of record of our common stock as of September 30, 2003 was 570. Based upon the securities position listings maintained for our common stock by registered clearing agencies, we estimate the number of beneficial owners is not less than 9,800.

We have declared no dividends with respect to the common stock during the two most recent fiscal years ended September 30, 2003 and 2002. We currently expect that we will retain future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

We have a shareholder rights plan. Each outstanding share of our common stock carries a stock purchase right issued pursuant to a shareholder rights plan adopted by our board of directors in November 1998. The rights entitle the holder to buy one one-hundredth of a share of preferred stock at a price of $12 per one one-hundredth of a share. Generally, the rights become exercisable ten days after a person or group has acquired, or a tender offer is made for 15% or more of the common stock of Rentech. If either of these events occur, each right will entitle the holder (other than a holder owning more than 15% of the outstanding stock) to buy the number of shares of the Company’s common stock having a market value two times the exercise price of $12 per share. The rights may be redeemed by Rentech for $.0001 per right until a person or group has acquired 15% of the Rentech stock. The rights expire in December 2008.

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

Date of Sale		No. Security Sold	Total Securities Sold	Offering Price	Exemption From Registration
1.	Dec. 13, 2000	Common Stock	60,000	$30,000	Section 4(2) of Securities Act of 1933

2.	Dec. 28, 2000	Series 1998-B Convertible Preferred Stock	44,444	$444,444	Section 4(2) of Securities Act of 1933

3.	Feb. 2, 2001	Common Stock	200,000	$244,000	Section 4(2) of Securities Act of 1933

4.	Mar. 30, 2001	Series 1998-B Convertible Preferred Stock	44,444	$444,444	Section 4(2) of Securities Act of 1933

5.	May 21, 2001	Common Stock	2,000,000	$1,900,000	Section 4(2) of Securities Act of 1933

6.	Jun. 22, 2001	Common Stock	50,000	$15,000	Section 4(2) of Securities Act of 1933

7.	Nov. 2, 2001	Series 1998-B Convertible Preferred Stock	50,000	$500,000	Section 4(2) of Securities Act of 1933

8.	Feb. 25, 2002	Convertible Promissory Notes	4	$2,250,000	Section 4(2) of Securities Act of 1933

9.	Feb. 28, 2002	Common Stock	2,926,969	$1,463,250	Section 4(2) of Securities Act of 1933

10.	Aug. 28, 2003	Convertible Promissory Notes	12	$2,820,000	Section 4(2) of Securities Act of 1933

11.	Sept. 29, 2003	Common Stock	3,502,847	$1,576,281	Section 4(2) of Securities Act of 1933

(1)	Shares with a market value of $30,000 issued to one accredited investor as a commission for the acquisition of the assets we operate as our Petroleum Mud Logging, Inc. subsidiary.
(2)	Shares of Series 1998-B Convertible Preferred Stock issued to three accredited investors for $444,444. We paid a commission of $44,444. The convertible preferred shares are convertible, for two years after issuance, and into shares of common stock at 82.5% of the average closing price for the five trading days prior to conversion.
(3)	Shares with a market value of $244,000 issued to four accredited investors as partial consideration of the acquisition of a majority interest in REN Corporation.
(4)	Shares of Series 1998-B Convertible Preferred Stock issued to three accredited investors. We paid a commission of $44,000. The convertible preferred shares are convertible, for two years after issuance; and into shares of common stock at 82.5% of the average closing price for the five trading days prior to conversion.
(5)	Shares issued to fifteen accredited investors at $0.95 per share for cash in the amount of $1,900,000.
(6)	Shares issued to one accredited investor upon the exercise of stock warrants.
(7)	Shares of Series 1998-B Convertible Preferred Stock issued to three accredited investors. We paid a commission of $25,000. The convertible preferred shares are convertible, for two years after issuance, into shares of common stock at 82.5% of the average closing price for the five trading days prior to conversion.
(8)	Convertible promissory notes issued to four accredited investors. The notes are payable, with interest at 8.5% per annum, in monthly installments that amortize the notes over 20 years, with the remaining balance due on February 25, 2006. In addition to the monthly payments in money, after the first 12 months one-thirty-sixth of the declining principal balances of the notes are automatically converted into common stock at a conversion price of $.50 per share. If the average market price for the seven preceding trading days is less than $.50 per share, the amount of the money difference is added to the principal of the note. The notes are convertible into no more than 4,500,000 shares of common stock, at a price of $.50 per share, less two shares for every dollar of principal reduction of the notes paid in money.
(9)	Common stock issued to 22 accredited investors. We paid commissions of $73,163.
(10)	Convertible promissory notes issued to twelve accredited investors between January 15, 2003 and August 28, 2003. The notes are payable, with interest at 9% or 10%, in monthly installments, two of the notes require monthly interest payments, with the entire unpaid balance due one and three years from the dates of the notes. The notes are convertible at the election of the holders into up to 6,469,560 shares of common stock at $0.45 per share. We issued warrants for the purchase of 201,250 shares of common stock at $1.00 per share for three years to placement agents and paid commissions of $115,508.
(11)	Shares issued to 15 accredited investors at $0.45 per share between June 14, 2003 and September 29, 2003. We issued warrants for the purchase of 207,819 shares of common stock at $1.00 per share for three years to placement agents and paid commissions of $83,127.

The proceeds of the offerings will be used for development of gas-to-liquids projects and technology, including general working capital.

ITEM 6. SELECTED FINANCIAL DATA

The following consolidated selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto appearing in them, and the risk factors included elsewhere in this Annual Report on Form 10-K.

Rentech, Inc. and Subsidiaries

	Year Ended September 30
	2003	2002	2001	2000	1999
CONSOLIDATED STATEMENT OF OPERATIONS DATA
Revenues	$8,477,001	$9,560,335	$8,166,576	$5,066,607	$2,880,900
Cost of Sales	$5,207,654	$5,462,243	$6,150,359	$3,134,396	$1,416,078
Gross Profit	$3,269,347	$4,098,092	$2,016,217	$1,932,211	$1,464,822
Loss from Operations	$(6,293,002)	$(4,862,560)	$(4,577,579)	$(3,804,389)	$(3,442,392)
Net Loss	$(9,535,405)	$(5,332,613)	$(6,770,707)	$(4,099,395)	$(3,442,661)
Loss Applicable to Common Stock	$(9,535,405)	$(5,469,545)	$(7,254,306)	$(4,189,006)	$(3,974,593)

BASIC AND DILUTED LOSS PER SHARE(1)
Loss Per Common Share	$(.13)	$(.08)	$(.11)	$(.07)	$(.09)

CONSOLIDATED BALANCE SHEET DATA
Working Capital	$(1,571,738)	$775,686	$1,412,195	$1,892,376	$115,457
Total Assets	$11,187,114	$16,163,228	$16,115,455	$16,462,592	$13,209,981
Total Long-Term Liabilities	$3,223,994	$3,269,044	$1,157,927	$999,355	$1,246,917
Total Liabilities	$8,005,734	$7,422,576	$4,069,122	$1,758,615	$2,149,183
Accumulated Deficit	$(40,439,046)	$(30,903,641)	$(25,571,028)	$(18,800,321)	$(14,700,926)

(1)	The weighted average number of shares of common stock outstanding during the years ended September 30, 2003, 2002, 2001, 2000, and 1999, were 73,907,041, 69,987,685, 64,807,168, 57,532,816 and 43,838,417, respectively.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

In addition to the information provided here in Management’s Discussion and Analysis of Financial Condition and Results of Operations, we believe that in order to more fully understand our discussion here, the reader should first read the expanded discussion of our business and its risk factors included in Item 1 – Business of this Form 10-K.

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

Our current licensees include Texaco Energy Systems, Inc. (Texaco), formerly a division of Texaco, Inc., which became a division of ChevronTexaco Corporation in 2001 after the merger of those two companies. Texaco contracted with us for research and development related to integrating Texaco’s gasification technology (which produces synthesis gas from feedstocks in liquid and solid forms) with Rentech’s GTL Technology (which uses synthesis gas). Texaco is working on proposals to use the combined technologies for a U.S. Department of Energy project and other projects.

We received royalty income as a result of our October 1998 license of the Rentech GTL Technology to Texaco and revenues from a technical services contract with Texaco. We are not receiving royalties on production of liquid hydrocarbons from use of the Rentech GTL Technology, or license fees except on an irregular basis. We also receive revenues from prospective businesses who engage us to perform studies for their potential projects that would use the Rentech GTL Technology. These studies are preliminary engineering design studies and evaluations of the feasibility of their use of their feedstock with our technology. Revenues from the Rentech GTL Technology and the revenues from our other businesses conducted through OKON, Inc., Petroleum Mud Logging, Inc., and REN Corporation are not sufficient to cover our ongoing losses related to our efforts to commercialize the Rentech GTL Technology at this time.

OPERATING REVENUES

During the fiscal periods discussed in this report, we realized revenues from the stains, sealers and coatings business conducted by our wholly-owned subsidiary, OKON, Inc.; from the oil and gas field services provided by Petroleum Mud Logging, Inc., a wholly-owned subsidiary; from the manufacture of complex microprocessor controlled industrial automation systems by REN Corporation, a 56% owned subsidiary; and revenues associated with the Rentech GTL Technology. These revenues included royalties earned under our October 1998 license of the Rentech GTL Technology to Texaco, and contract payments for technical engineering services provided to Texaco and certain other companies. The goal of this work was to integrate Texaco’s gasification technology with our Rentech GTL Technology. In the future, we expect to receive revenues associated with the Rentech GTL Technology from the following principal sources:

•	Contract payments for design studies. These are preliminary feasibility studies for potential licensees.

•	License fees from licenses granted for use of the technology.

•	Contract payments for construction engineering services. We provide these services to licensees during construction or startup of the licensee’s plants.

•	Contract payments for supply of the synthesis gas reactors required for use with the Rentech GTL Technology. We plan to subcontract this work to fabricators.

•	Contract payments for supply of Rentech’s catalyst required for use with the Rentech GTL Technology. We plan to subcontract requirements for our catalyst to specialists engaged in catalyst manufacturing.

•	Royalties for production of liquid hydrocarbons produced by licensees in their plants.

•	Sales of liquid hydrocarbon products from process plants in which we may acquire an equity interest.

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

OPERATING EXPENSES

Our operating expenses have historically been grouped primarily into several categories of major expenses. These are development of the Rentech GTL Technology through pilot plants and the Synhytech commercial-scale plant in Pueblo, Colorado; acquiring and funding our other business segments to bring them to profitable operations; investing in advanced technologies; acquisition of a 56% interest in REN Corporation; marketing our technology; other general and administrative expenses; and the costs of financing our operations.

Our research and development expenses were substantially increased after we enhanced our development and testing laboratory and enlarged our laboratory staff in 1999. We have also had significant growth in our general and administrative expenses as our salary expenses and operating costs have grown. We are incurring substantial costs associated with our one-half ownership interest in Sand Creek Energy LLC, which owns the mothballed Sand Creek plant. These include the maintenance and holding expenses for our one-half interest in the plant.

If we invest with others in developing a plant that uses our Rentech GTL Technology, we expect to incur large costs for any plants in which we may acquire an equity interest. When production is achieved, we anticipate incurring new expenses to market and sell the products. Because of the substantial capital investments we anticipate making in other plants in which we may acquire an equity interest, we believe that we will incur significant depreciation and amortization expenses in the future.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates and assumptions relate to the valuation of long-lived assets, intangible assets, goodwill and investment in advanced technology companies, accounting for fixed price contracts, accounting for stock options and warrants and the realization of deferred income taxes. Actual amounts could differ significantly from these estimates.

Valuation of Long-Lived Assets, Intangible Assets and Goodwill. We must assess the realizable value of long-lived assets, intangible assets and goodwill for potential impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In assessing the recoverability of our goodwill and other intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. In addition, we must make assumptions regarding the useful lives of these assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets. Effective October 1, 2001, we elected early adoption of SFAS No. 142, and were required to analyze goodwill for impairment. As of September 30, 2003, we updated our impairment test and determined that the goodwill recorded in connection with the acquisition of REN was impaired. REN’s customer backlog as of September was not sufficient to support the realization of goodwill and as a result, we wrote-off the balance related to REN.

Investment In Advanced Technology Companies. The Company has an investment in certain advanced technology companies. The investment is stated at the estimated net realizable value and is evaluated periodically for impairment and is carried at the lower of cost or estimated net realizable value.

The evaluation that we perform is based upon estimates. The actual value that we realize from this investment may be more or less than its carrying value. We will recognize gains on these investments, if any, when realized.

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

RESULTS OF OPERATIONS

FISCAL YEAR 2003 COMPARED TO FISCAL YEAR 2002

Revenues. We had revenues from product sales, service revenues and royalty income of $8,477,001 in fiscal 2003 and $9,560,335 in fiscal 2002, a decrease of 11%.

Product Sales. Our product sales were realized from sales of water-based stains, sealers and coatings by our subsidiary OKON, Inc., through which we conduct this paint business segment. These sales produced revenues of $2,161,138 in fiscal 2003. This compares to revenues from this segment of $1,927,854 for the 2002 fiscal year, an increase of 12%. Of the increase in paint revenue, 43% reflects a turn-around from the construction slow-down in our primary distribution markets as existing customers began to increase inventory stocking levels. Another 57% resulted from the addition of significant new customers for distribution of our products.

Service Revenues. Service revenues are provided by three of our business segments. The segments are the oil and gas field services segment, the Rentech GTL Technology technical services portion of the alternative fuels segment and the industrial automation systems segment. The Rentech GTL Technology technical services are provided through the scientists and technicians who staff our development and testing laboratory. In addition, the alternative fuels segment includes rental income from leases to others of portions of the development and testing laboratory building.

Service revenues in the amount of $3,580,448 were derived from contracts for the oil and gas field services provided by our subsidiary Petroleum Mud Logging, Inc. in fiscal 2003. Our oil and gas field service revenues for fiscal year 2003 increased by $1,558,491, or 77%, from the service revenues of $2,021,957 in fiscal 2002. The increase in oil and gas field services revenue was due to an increase in demand for our mud logging services as drilling for new natural gas wells has continued to increase in our service market. Therefore, a higher percentage of our 35 mud logging vehicles were under contract in the field in fiscal 2003 as compared to fiscal 2002. We were also able to increase our billing rates for services.

Service revenues in the amount of $1,819,852 during fiscal 2003 and $2,900,737 during fiscal 2002 were derived from contracts for the manufacture of complex microprocessor controlled industrial automation systems by our 56% owned subsidiary, REN Corporation. The $1,080,885 decrease in industrial automation systems revenue during fiscal 2003 was due to the timing of recognition of revenue based upon the percentage of completion method of accounting. Recognition of revenue was decreased because fewer systems were manufactured in the current year. Of the decrease, 72% is attributable to Caterpillar as the majority of the cost-intensive work on the Caterpillar contracts was completed during fiscal 2002. The remaining 28% is related to a decrease in revenue from all other customers.

Service revenues also include revenue earned for technical services provided to certain customers with regard to the Rentech GTL Technology. These technical services were performed at our development and testing laboratory. Our service revenues for these technical services were $701,658 during fiscal 2003 as compared to $2,354,550 during fiscal 2002. These revenues included $589,705 from Texaco and $111,953 from other customers during fiscal 2003, and $1,436,636 from Texaco and $917,914 from other customers during fiscal 2002. Compared to the prior year, our service revenues from these technical services decreased by $1,652,892 or 70%, during fiscal 2003. Of this decrease, $846,931 or 51% was a decrease in revenues from Texaco while 805,961 or 49% was a decrease in revenues from other technical services customers. The work for Texaco decreased during fiscal 2003 as our services to it under our 1999 technical services contract ceased upon the modification in March 2003 of our license agreement with Texaco. The change provides Texaco a non-exclusive license, rather than an exclusive license to use our technology, with liquid and solid materials. While our services to Texaco ceased in March 2003, we hope to be called upon by ChevronTexaco in the future for work on the Early Entrance Co-production Plant contract. This contract is focused on developing a program for the U.S. Department of Energy for an energy plant that produces both transportation fuels and electricity. This is a four-year program that is in its fourth year. The decrease during fiscal 2003 related to other technical services customers was primarily due to the recognition of $800,000 in revenue during fiscal 2002 upon the completion of the study for the Wyoming Business Council. No such revenue was recognized during fiscal 2003.

Service revenues included rental income as well. We leased part of our development and testing laboratory building in Denver, which was acquired in February 1999, to a tenant. Rental income from this tenant contributed $113,905 in revenue during fiscal 2003 as compared to $115,237 during fiscal 2002. Rental income is included in our alternative fuels segment because the rental income is generated from the laboratory building that houses our development and testing laboratory, which is part of the alternative fuels segment.

Royalty Income. Royalty income consisted of royalties that we received as a result of our October 1998 license of the Rentech GTL Technology to Texaco. Under the license agreement, we earned $100,000 in royalties during fiscal 2003 and $240,000 during fiscal 2002. No royalties were received subsequent to February 2003, and no royalties will be received in the future under the October 1998 license agreement as a result of modification to the license agreement in March 2003. By that modification, Texaco’s exclusive license to use our technology with liquid and solid feedstocks became non-exclusive. Royalty income, which is generated through licensing the Rentech GTL Technology, is included in our alternative fuels segment.

Costs of Sales. Our costs of sales include costs for our OKON products as well as for our oil and gas field services, technical services including research and development contract costs, and industrial automation services. During fiscal 2003, the combined costs of sales were $5,207,654 compared to $5,462,243 during fiscal 2002. The decrease for fiscal 2003 resulted from a decrease in costs of sales for the alternative fuels segment and the industrial automation systems segment, offset by an increase in costs for product sales and for the oil and gas field services segment.

Costs of sales for product sales are the cost of sales of our paint business segment for sales of stains, sealers and coatings. During fiscal 2003, our costs of sales for the paint segment increased by $104,242 or 11% to $1,036,919, as compared to fiscal 2002. The increase in costs was due to an increase in raw materials used in the manufacturing process resulting from increased product sales during fiscal 2003 as compared to fiscal 2002. The increase in product sales during fiscal 2003 reflected a turn-around from the construction slow-down in our primary distribution markets as existing customers began to increase inventory stocking levels and we added significant new customers for distribution of our products.

Costs of sales for oil and gas field services increased to $2,624,377 during fiscal 2003, up from $1,665,895 during fiscal 2002. Of the increase of $958,482, 84% was related to field labor and benefits and field living expenses, while the remainder was made up of supplies and other such miscellaneous costs. The increase in costs of sales resulted from the increase in oil and gas field services revenue which occurred due to an increase in demand for our mud logging services as drilling for new natural gas wells has continued to increase in our service market.

Costs of sales for the industrial automation systems segment were $1,230,713 during fiscal 2003 as compared to $2,143,782 during fiscal 2002. The decrease of $913,069 during fiscal 2003 was directly related to the decrease of 37% in revenues from this segment as compared to fiscal 2002. The decrease in revenue was due to the timing of recognition of revenue based upon the percentage of completion method of accounting. This occurred because fewer systems were manufactured in the current year.

Costs of sales for technical services were $315,645 during fiscal 2003, down from $591,889 during fiscal 2002. The decrease of $276,244 resulted from a reduction in labor and supplies costs at our research and development laboratory. This was the result of a decrease in work for Texaco and other customers during fiscal 2003 as compared to fiscal 2002. These revenues decreased due to delays in obtaining contracts under discussion for technical services work by us.

Costs of sales also includes research and development contract costs of $128,000 during fiscal 2002, as compared to no such costs incurred during fiscal 2003. These costs are made up of engineering and labor costs incurred on the completion of the Wyoming Business Council contract. No research and development contract costs were incurred during fiscal 2003 due to the completion of our engineering work on the project and the delivery of our final report in fiscal 2002.

Gross Profit. Our gross profit for fiscal 2003 was $3,269,347, as compared to $4,098,092 for fiscal 2002. The decrease of $828,745 or 20% resulted from a combination of the contributions from each of our operating segments. The gross profit contribution of our paint segment increased during fiscal 2003 by $129,042 as compared to fiscal 2002, while the contribution of our oil and gas field services segment increased by $600,009. Gross profit increased further in fiscal 2003 compared to fiscal 2002 as a result of a reduction of $128,000 in research and development contract costs for the Wyoming Business Council contract. These increases were more than offset by decreases of $167,816 for the industrial automation systems segment and $1,376,648 from technical services during fiscal 2003 as compared to fiscal 2002. Gross profit was further decreased by a reduction in contribution during fiscal 2003 from rental income of $1,332 and from royalty income of $140,000.

Operating Expenses. Operating expenses consist of general and administrative expense, depreciation and amortization and research and development.

General and Administrative Expenses. General and administrative expenses were $7,922,541 during fiscal 2003, up $594,643 from fiscal 2002 when these expenses were $7,327,898. The increase in general and administrative expenses was $594,643 for the current year. Salaries and benefits allocated to general and administrative expenses rather than to costs of sales increased by $154,621 or 20%. This was due to a reduction in technical services work provided to third parties at our research and development laboratory. General and administrative expenses further increased during fiscal 2003 due to a $418,354 or 202% increase in bad debt expenses, primarily resulting from the reserve recorded against the note receivable from the original REN shareholders, offset by the write-off of the Dresser notes receivable in fiscal 2002. Public relations and promotions expenses decreased by $190,282 or 27% during fiscal 2003 due to cost cutting measures instituted during fiscal 2003. Commissions expenses decreased by $90,619 or 28% during fiscal 2003 primarily related to the decrease in the number of systems manufactured by our industrial automation systems subsidiary. Many other general and administrative expenses experienced increases and decreases during fiscal 2003, none of which were significant individually.

Depreciation and Amortization. Depreciation and amortization expenses during fiscal 2003 and 2002 were $1,027,138 and $1,229,972. Of these amounts, $173,187 and $340,141 were included in costs of sales. Of the decrease of $202,834, 68% was related to the amortization of production backlog, which became fully amortized during fiscal 2002. The remainder of the decreases resulted from certain fixed assets becoming fully depreciated during fiscal 2003.

Research and Development. Research and development expenses were $785,857 during fiscal 2003, including $747,081 for our alternative fuels segment, $23,517 for our paint segment and $15,259 for our industrial automation systems segment. This expense increased by $42,934 from fiscal 2002, when these expenses were $742,923. The expense for 2002 included $701,201 for our alternative fuels segment, $29,542 for our paint segment and $12,180 for our industrial automation systems segment. Due to a decrease in billable technical services work performed at the development and testing laboratory for customers, we were able to conduct additional research and development work on the Rentech GTL Technology for our own purposes. Extensive work was completed in the areas of product upgrading and wax catalyst filtration as well as the completion of further catalyst development.

Total Operating Expenses. Total operating expenses during fiscal 2003 were $9,562,349, as compared to $8,960,652 during fiscal 2002, an increase of $601,697. The increase in total operating expenses as compared to the prior year is a result of an increase in general and administrative expenses of $594,643, a decrease in depreciation and amortization charges included in operating expenses of $35,880, and an increase in research and development expenses of $42,934.

Loss From Operations. Loss from operations during fiscal 2003 increased by $1,430,442 to a loss of $6,293,002, as compared to a loss of $4,862,560 during fiscal 2002. The increased loss compared to the prior year resulted from an increase in total operating expenses of $601,697 during fiscal 2003 in addition to a decrease in gross profit of $828,745.

Other Income (Expenses). Other income (expenses) includes impairment on investments, equity in loss of investee, interest income, interest expense and gain on disposal of fixed assets.

Impairment of Investments. During fiscal 2003 we reviewed our capitalized software. We concluded that our Greenfield plant cost estimation software had been superseded by new tools developed by our engineers. As a result, we ceased amortization of the software and wrote off the remaining balance of $47,322. As of September 30, 2003, we updated our impairment test and determined that the goodwill recorded in connection with the acquisition of REN was impaired. REN’s customer backlog as of September was not sufficient to support the realization of goodwill. As a result, we wrote-off the $275,253 balance of goodwill related to REN. During the fourth quarter of fiscal 2003, we exchanged our 10% ownership in INICA for a 2.28% ownership in the common stock of Global Solar Energy, Inc. and a 5.76% ownership in the common stock of Infinite Power Solutions, Inc. We assessed the value of our minority ownership interests in Global Solar Energy and Infinite Power Solutions based upon currently available information. As a result of that assessment, we recorded an impairment of investment of $1,879,107 and our investment in the two advanced technology companies is recorded at the estimated net realizable value of $1,200,000. The assessment that we performed is based upon estimates. The actual value that we realize from these investments may be more or less than $1,200,000. We will recognize gains on these investments, if any, when realized.

Equity in Loss of Investee. During fiscal 2003, we recognized $205,890 in equity in loss of investee, as compared to $252,013 during fiscal 2002. This represents our 50% share of the loss incurred by our joint venture in Sand Creek Energy LLC. The LLC is holding and maintaining the mothballed Sand Creek methanol plant. The decrease during fiscal 2003 is due to a decrease in insurance and other maintenance costs of the facility.

Interest Income. Interest income during fiscal 2003 was $23,338, decreased from $36,468 during fiscal 2002. The decreased interest income was due to having fewer funds invested in interest-bearing cash accounts.

Interest Expense. Interest expense during fiscal 2003 was $999,492, increased from $267,618 during fiscal 2002. Of the increase of $731,874, 75% resulted from the recognition of non-cash interest expenses, and 22% resulted from cash payments for interest related to our convertible promissory notes issued in order to obtain working capital.

Gain (Loss) on Disposal of Fixed Assets. During fiscal 2003 we had a loss on disposal of fixed assets of $1,118 as compared to a gain on disposal of fixed assets during fiscal 2002 of $189. These represent the disposal of out-dated office furniture and equipment, computer equipment and vehicles.

Total Other Expenses. Total other expenses increased to $3,384,844 during fiscal 2003 from total other expenses of $482,974 during fiscal 2002. The increase in total other expenses of $2,901,870 resulted from a $2,201,682 impairment of investments during fiscal 2003, as compared to none during fiscal 2002; a decrease in equity in loss of investee of $46,123; a decrease in interest income of $13,130; an increase in interest expense of $731,874; and an increase in loss on disposal of fixed assets of $1,307 as compared to a gain in the prior year.

Minority Interest in Subsidiary’s Net Loss. The minority interest in subsidiary’s net loss of $142,441 during fiscal 2003, as compared to $12,921 during fiscal 2002, resulted from the acquisition of 56% of REN Corporation on August 1, 2001.

Net Loss. For the year ended September 30, 2003, we experienced a net loss of $9,535,405 compared to a net loss of $5,332,613 during the year ended September 30, 2002. The increase of $4,202,792 resulted from an increase in loss from operations of $1,430,442, an increase in total other expenses of $2,901,870, and an increase in minority interest in subsidiary’s net loss of $129,520.

Dividend Requirements on Convertible Preferred Stock. Dividend requirements on convertible preferred stock is the imputed amount calculated when there is a discount from fair market value when we issue our convertible preferred stock, plus the 9% dividend that accrues on the convertible preferred stock. The dividends are deducted from net loss in order to arrive at loss applicable to common stock. During fiscal 2003, we did not issue convertible preferred stock and no dividends were recorded. During fiscal 2002, we issued convertible preferred stock and recorded dividends of $136,932 as a result.

Loss Applicable to Common Stock. As a result of recording no dividends on convertible preferred stock during fiscal 2003 and recording dividends of $136,932 during fiscal 2002, the loss applicable to common stock was $9,535,405 or $0.13 per share during fiscal 2003 and $5,469,545 or $0.08 per share during fiscal 2002.

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

Service Revenues. Service revenues are provided by three of our business segments. The segments are the oil and gas field services segment, the Rentech GTL Technology technical services portion of the alternative fuels segment and the industrial automation systems segment. The technical services are provided through the scientists and technicians who staff our development and testing laboratory. In addition, the alternative fuels segment includes rental income from leases to others of portions of the development and testing laboratory building.

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

Service revenues also include revenue earned for technical services provided to certain customers with regard to the Rentech GTL Technology. These technical services were performed at our development and testing laboratory. Our service revenues for these technical services were $2,354,550 during fiscal 2002, including $1,436,636 from Texaco and $917,914 from other customers, as compared to $2,212,432, including $1,726,795 from Texaco and $485,637 from other customers, during fiscal 2001. Compared to the prior year, our service revenues from these technical services increased by $142,118 or 6%. The increase during fiscal 2002 was due to the recognition of $800,000 in revenue upon the completion of the study for the Wyoming Business Council while there was no such revenue during fiscal 2001. The increase in revenue from the Wyoming Business Council during fiscal 2002 was offset by a decrease in technical services revenue from customers other than Texaco and the Wyoming Business Council of $367,723, as compared to fiscal 2001. The decrease in revenue from customers other than Texaco and the Wyoming Business Council was due to fewer contracts awarded in fiscal 2002. This was a result of the national economic recession that slowed planning for capital spending in the oil services sector. The increase in revenue from the Wyoming Business Council was further offset by a decrease in revenue from Texaco of $290,159 during fiscal 2002 as compared to fiscal 2001. The work from Texaco decreased due to the timing of its assignment of work to us to fulfill our subcontract with Texaco for its contract with the U.S. Department of Energy. The work involved development of a model for an energy plant that produces both transportation fuels and electricity.

Service revenues included rental income as well. We leased part of our development and testing laboratory building in Denver to a tenant. Rental income from this tenant contributed $115,237 in revenue during fiscal 2002 as compared to $121,999 during fiscal 2001. Rental income is included in our alternative fuels segment.

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

Costs of sales for product sales are the cost of sales of our paint business segment for sales of stains, sealers and coatings. During fiscal 2002, our costs of sales for the paint segment decreased by $192,274 or 17% to $932,677, as compared to fiscal 2001. Of the decrease for the current year, 69% was related to the reduced cost of raw materials used in the manufacturing process. This reduction reflected the competitive effect of the slow-down in construction on the producers of raw materials. The remaining 31% was related to various other costs which decreased as a direct result of the decrease in product sales. Product sales decreased during fiscal 2002 due to a continued industry-wide reduction in inventory purchasing and stocking levels by customers. Sales were lower because of construction slow-downs in our primary distribution markets.

Costs of sales for oil and gas field services were $1,665,895 during fiscal 2002, down from $2,099,703 during fiscal 2001, a decrease of $433,808 or 21%. Of the decrease for the current year, 50% was related to a decrease in field labor, 26% was related to a decrease in field living expenses, and the remaining 24% was related to a decrease in various other costs related to having fewer mud logging vehicles in the field resulting in a decrease in revenues for this segment. The decrease in oil and gas field services revenues were due to decreased demand for our mud logging services. This resulted from a substantial decrease in drilling for new natural gas wells in our service market.

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

Total Operating Expenses. Total operating expenses during fiscal 2002 were $8,960,652, as compared to $6,593,796 during fiscal 2001, an increase of $2,366,856. The increase in total operating expenses as compared to the prior year is a result of the increases in general and administrative expenses of $1,736,852, depreciation and amortization charges included in operating expenses of $91,664, and an increase in research and development expenses of $538,340.

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

Impairment of Investments. During our fiscal 2001 year-end review of assets, we determined that our investment in shares of Dresser Engineers & Constructors, Inc. was impaired. Dresser is a privately owned company. We were not able to obtain adequate information about its current business to support the existing valuation. Based upon our inability to determine Dresser Engineers’ liquidity and the status of its business plans, we recognized a $1,842,135 asset impairment for the year ended September 30, 2001.

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

Total Other Expenses. Total other expenses decreased to $482,974 during fiscal 2002 from total other expenses of $2,214,839 during fiscal 2001. The decrease in total other expenses of $1,731,865 resulted from having no impairment of investments during fiscal 2002, as compared to $1,842,135 during fiscal 2001; a decrease in equity in loss of investee of $134,034; a decrease in interest income of $85,041; an increase in interest expense of $159,452; and an increase in gain on disposal of fixed assets of $189.

Minority Interest in Subsidiary’s Net Income. The minority interest in subsidiary’s net income of $12,921 during fiscal 2002, as compared to $21,711 during fiscal 2001, resulted from the acquisition of 56% of REN Corporation on August 1, 2001.

Net Loss. For the year ended September 30, 2002, we experienced a net loss of $5,332,613 compared to a net loss of $6,770,707 during the year ended September 30, 2001. The decrease of $1,438,094 resulted from an increase in loss from operations of $284,981, a decrease in total other expenses of $1,731,865, and a decrease in minority interest in subsidiary’s net loss of $8,790.

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

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2003, we had negative working capital of $1,571,738, as compared to positive working capital of $775,686 at September 30, 2002. The decrease in working capital was primarily due to the decrease in accounts receivable resulting from fewer systems being manufactured for Caterpillar by our 56% owned subsidiary REN Corporation, the use of cash for operations, and the addition of the convertible promissory notes in fiscal 2003. These decreases were partially offset by payments on lines of credit and accrued and other liabilities.

As of September 30, 2003, we had $3,210,002 in current assets, including accounts receivable of $1,143,813. At that time, our current liabilities were $4,781,740. We had long-term liabilities of $3,223,994. Most of our long-term liabilities relate to our long-term convertible debt as well as the mortgage on our development and testing laboratory.

To obtain capital for working funds, we have previously sold shares of our common stock at a discount from the market price in private placements. We have also previously sold our stock purchase warrants and our convertible promissory notes bearing interest in private placements. The warrants and notes have been convertible into shares of our common stock at a discount. Some of them remain outstanding. This method of financing, by selling our securities convertible into common stock, which has been our principal means of obtaining capital, will no longer be available to us because essentially all of the shares of common stock that we are authorized to issue have been issued or are subject to be issued upon conversion of our stock purchase options, stock purchase warrants or convertible promissory notes. To change this situation, we intend to seek approval of our shareholders at the 2004 annual meeting of shareholders to be held in March 2004, to increase the number of authorized shares of common stock from 100,000,000 shares to 150,000,000 shares. If the shareholders do not approve of this proposal by the required majority vote, we will be deprived of the primary source of financing we have relied upon in the past. In that event, we would have to curtail our expenditures by reducing our operations, which resulted in a net loss of $9,535,405 in fiscal year 2003, in efforts to reduce our operating costs to a level covered by our revenues. Reducing our activities related to the Rentech GTL Technology would materially adversely impact our ability to commercialize the Rentech GTL Technology. We might also have to sell some of our assets. Doing so would materially reduce our revenues from our subsidiaries and the book value of our assets. We might also sell our one-half interest in the Sand Creek plant to obtain some capital, but the net proceeds of sale would not cover our annual losses from operations. Our co-owner and we have been offering the plant for sale for over a year. Our ability to sell that interest depends upon the cooperation of our co-owner, who has expressed interest in retaining the plant and operating it in the future in connection with an adjacent oil and gas refinery owned by another party.

The primary source of our liquidity has been equity capital contributions and debt financing. We added an additional source of liquidity in March 1997 through the purchase of OKON, Inc., which conducts our paint business segment. We have received royalties from granting Texaco Energy Systems LLC (Texaco), now a division of ChevronTexaco Corporation, a license for use of the Rentech GTL Technology in October 1998. We also received service revenues from Texaco for technical services relating to the Rentech GTL Technology, from April 1999 to March 2003. This work was undertaken to integrate the Texaco gasification technology with our Rentech GTL Technology. We added another source of liquidity with the purchase in June 1999 of the mud logging assets that we operate through Petroleum Mud Logging, Inc. as our oil and gas field services segment. Finally, we added another source of liquidity with the purchase in August 2001 of 56% of REN Corporation, which manufactures complex microprocessor controlled industrial automation systems. Our 50 percent interest in the assets of the mothballed Sand Creek methanol plant is available for sale.

Effective March 24, 2003, our license agreement with Texaco was modified. By the change, Texaco’s exclusive rights to use the Rentech GTL Technology for conversion of coal, petroleum coke and other solid and liquid hydrocarbons became non-exclusive. Our license with Texaco remains in effect, as modified. Texaco retained non-exclusive rights to use our technology with these hydrocarbon materials as well as non-exclusive rights to use our technology with gaseous hydrocarbons. Beginning in March

2003, we are no longer receiving royalty payments of $20,000 per month under the license, and we will not be required to share any license fees and royalties we receive from others in the future with Texaco. While our services to Texaco under our 1999 technical services contract ceased in March 2003, we hope to be called upon by ChevronTexaco in the future for work on the Early Entrance Co-production Plant contract. This contract is focused on developing a program for the U.S. Department of Energy for an energy plant that produces both transportation fuels and electricity. This is a four-year program that is in its fourth year.

With the change to the Texaco license, we are now able to offer licenses of our Rentech GTL Technology to other energy businesses for conversion of coal, petroleum coke and other solids and liquids. We are now working with several other companies to study the feasibility of developing GTL projects using the Rentech GTL Technology. No commitments have been made to proceed with these projects, and we have received no revenues from them.

Our principal needs for liquidity in the past have been to fund working capital, pay for research and development of the Rentech GTL Technology, pay the costs of acquiring and initially funding the paint, oil and gas field services and industrial automation segments, and to invest in advanced technology companies.

We anticipate needs for substantial amounts of new capital for projects, operating expenses, efforts to commercialize the Rentech GTL Technology, to purchase property and equipment, and to continue significant research and development programs for the GTL projects we are considering. We expect to undertake these types of expenditures in efforts to commercialize the technology in one or more plants in which we may acquire part ownership. Even if we succeed in obtaining construction loans secured by such projects, we expect to need significant amounts of capital as our required share of the total investment in these projects. We may attempt to fund some of these project costs through sales of some part of our ownership, if we have any, in any industrial gas plant that we may attempt to retrofit. At this time, we own a one-half interest in one plant, which is the mothballed Sand Creek methanol plant. We do not expect to use the Sand Creek plant for commercial production of liquid hydrocarbons. Instead, we may sell some or all of the assets of SCE.

From our inception on December 18, 1981 through September 30, 2003, we have incurred losses in the amount of $40,439,046. For the year ended September 30, 2003, we recognized a $9,535,405 net loss. If we do not operate at a profit in the future, we may be unable to continue operations at the present level. As of September 30, 2003, we had a cash balance of $315,763 and our cash balance has not significantly increased since that time. We have been successful in the past in obtaining debt and equity financing. For the years ended September 30, 2003, 2002 and 2001, we received net cash proceeds from the issuance of common stock of $1,577,100, $1,456,724 and $2,332,005. For the years ended September 30, 2003, 2002 and 2001, we received cash proceeds from long-term debt and long-term convertible debt to stockholders of $2,505,000, $2,250,000 and $444,951. For the years ended September 30, 2003, 2002 and 2001, we received cash proceeds from the issuance of convertible preferred stock of $0, $500,000 and $793,673.

If shareholders approve our proposal to increase the number of shares of common stock that we are allowed to issue, we may issue common stock or other securities in future private placements to fund working capital requirements. In addition, we are attempting to sell all or some of the assets of Sand Creek Energy, LLC, a company in which we have a 50% interest. We are currently funding 50% of the expense of maintaining this facility at a cost of approximately $18,000 per month. We believe that with our current available cash, revenues from operations, additional debt and equity financing and the potential sale of assets, we will be able to meet our cash operating requirements through September 30, 2004. Obtaining equity financing through placements of additional securities, however, depends upon approval by shareholders at the annual meeting scheduled for March 2004 of a proposed increase in the number of shares of common stock that we are authorized to issue. If we are unable to obtain additional debt or equity financing, our current available cash, revenues from operations and the potential sale of assets will not enable us to meet our expected cash operating requirements through September 30, 2004.

IF WE ARE UNABLE TO OBTAIN FINANCING, WE WILL NOT BE ABLE TO CONTINUE OUR OPERATIONS AT THE CURRENT LEVEL.

Revenues from our subsidiaries will not be adequate to fund our present level of operations. We need additional financing or substantially increased revenues from the Rentech GTL Technology to maintain all of our operations.

WITHOUT THE PROCEEDS OF ADDITIONAL FINANCING, OUR PLAN TO GENERATE NEW REVENUES FROM USE OF THE TECHNOLOGY WOULD BE HINDERED AND DELAYED.

Without capital to provide for the initial studies that we typically conduct at our expense to encourage GTL projects, the likelihood of development of a project by a proposed licensee is decreased. This situation would delay commercialization of our technology. Our plan to realize new revenues from license fees, engineering services, royalties and catalyst sales would be delayed.

Direct payments from Texaco amounted to 8% of our total revenues in fiscal 2003 and 20% in fiscal 2002. This source of revenue ended in fiscal 2003. If we do not obtain a significant amount of work from others for our laboratory in the near future, we may be compelled to greatly reduce or close our testing and development laboratory and sharply reduce our scientific and technical staff, among other reductions in operating expenditures.

Net Deferred Tax Asset. We had net deferred tax assets offset by a full valuation allowance at September 30, 2003 and 2002. We are not able to determine if it is more likely than not that the net deferred tax assets will be realized. See Note 15 to the Consolidated Financial Statements.

ANALYSIS OF CASH FLOW

OPERATING ACTIVITIES

Net Loss. Operating activities produced net losses of $9,535,405 during fiscal 2003, as compared to $5,332,613 during fiscal 2002. The cash flows used in operations during these periods resulted from the following operating activities.

Increase in Allowance for Doubtful Accounts. During fiscal 2003, the allowance for doubtful accounts increased by $5,500 as compared to $4,675 during fiscal 2002.

Depreciation. Depreciation is a non-cash expense. This expense decreased during fiscal 2003 by $64,477, as compared to fiscal 2002. The decrease was attributable to certain fixed assets becoming fully depreciated during fiscal 2003.

Amortization. Amortization is also a non-cash expense. This expense decreased during fiscal 2003 by $138,357, as compared to fiscal 2002. The decrease is attributable to the amortization of production backlog, which became fully amortized during fiscal 2002.

Accrued Interest Expense. During fiscal 2003, we accrued interest expense of $80,380 on certain convertible notes payable.

Salaries Expense Paid Through Debt. During fiscal 2003, we issued convertible promissory notes totaling $800,341 in lieu of cash to certain officers of the Company in payment of their salaries.

Impairment of Investments. During fiscal 2003, we wrote down our investment in advanced technology companies by $1,879,107. In addition, we wrote-off capitalized software of $47,322 and goodwill related to the acquisition of REN Corporation of $275,253.

Bad Debt Expense. During fiscal 2003, we reserved against the $580,657 note receivable from related party as we determined that the 44% shareholders of REN Corporation do not have the ability to repay the note. In addition, we wrote off certain customer receivables as we determined that they were not collectible.

Interest Income on Receivable from Related Party. During fiscal 2003, we added $10,058 of interest income back to operations. This amount relates to the interest earned on the note receivable from REN which was included in the Stock Purchase Agreement. However, we also recorded a 100% reserve against the note receivable during fiscal 2003.

Loss on Disposal of Fixed Assets. During fiscal 2003, we recorded a loss on the disposal of fixed assets of $1,118. These represent the disposal of out-dated office furniture and equipment, computer equipment and vehicles.

Equity in Loss of Investee. We recognized equity in loss of investee in the amount of $205,890 during fiscal 2003. This represents our 50% share of the loss incurred by our joint venture in Sand Creek Energy LLC. The LLC is holding and maintaining the mothballed Sand Creek methanol plant. The decrease during fiscal 2003 is due to a decrease in insurance and other maintenance costs of the facility.

Minority Interest in Net Loss of Subsidiary. The minority interest in net loss of subsidiary of $142,441 during fiscal 2003 results from the acquisition of 56% of REN Corporation.

Common Stock Issued for Services. During fiscal 2003, we issued $159,000 in common stock in lieu of cash to the outside directors of the Company for their services.

Changes in Operating Assets and Liabilities. The changes in operating assets and liabilities, net of business combination, result from the following factors.

Accounts Receivable. Accounts receivable decreased by $242,594 during fiscal 2003, as compared to fiscal 2002. The decrease in accounts receivable was due to increased collection efforts within each of our business segments as well as a decrease in technical services revenue at our research and development laboratory of 70% and a decrease in revenue from our industrial automation systems segment of 37%. These decreases were partially offset by an increase in sales by the paint segment of 12% and an increase of revenue from the oil and gas field services segment of 77%.

Costs and Estimated Earnings in Excess of Billings. Costs and estimated earnings in excess of billings decreased $306,657 during fiscal 2003 as a result of the timing of contract billings and other contract activity within the industrial automation systems segment. These contracts are accounted for under the percentage of completion method of accounting.

Other Receivables and Receivable from Related Party. Other receivables and receivable from related party decreased during fiscal 2003 by $29,606 due to the collection of an other receivable.

Inventories. Inventories increased by $110,647 during fiscal 2003. The increase is a result of inventory-building at OKON due to an expected increase in paint sales in our primary distribution markets.

Prepaid Expenses and Other Current Assets. Prepaid expenses and other current assets decreased during fiscal 2003 by $290,781. The decrease reflects the payment of certain annual insurance premiums, net of the amortization of such premiums.

Accounts Payable. Accounts payable increased by $74,307 during fiscal 2003. This increase resulted from the timing of receiving and paying trade payables.

Billings in Excess of Costs and Estimated Earnings. Billings in excess of costs and estimated earnings decreased $138,485 during fiscal 2003 as a result of contracts within the industrial automation systems segment which are accounted for under the percentage of completion method of accounting.

Accrued Liabilities, Accrued Payroll and Other. Accrued liabilities, accrued payroll and other increased $192,014 during fiscal 2003 as a result of the timing of payment of certain payroll related accruals.

Net Cash Used in Operating Activities. The total net cash used in operations decreased to $3,694,392 during fiscal 2003, as compared to $4,172,815 during fiscal 2002. The decrease reflects increased cash costs for operating expenses offset by accounts receivable collections.

INVESTING ACTIVITIES

Purchase of Property and Equipment. During fiscal 2003, we purchased $161,221 of property and equipment. Most of these purchases, $65,861, $45,031 and $42,511, respectively, were for the purchase of leasehold improvements, vehicles and computer equipment.

Proceeds from Disposal of Fixed Assets. We received proceeds from the disposal of fixed assets during fiscal 2003 of $3,674.

Cash Used in Purchase of Investments. We used $196,684 to fund our 50% share of expenses of Sand Creek Energy, LLC during fiscal 2003.

Deposits and Other Assets. During fiscal 2003, deposits and other assets decreased $416,281. The decrease resulted from the amortization of loan issuance costs related to certain convertible promissory notes. These costs are being amortized over the life of the loans.

Net Cash Used in Investing Activities. The total net cash used in investing activities decreased to $62,050 during fiscal 2003 as compared to $579,093 during fiscal 2002. The decrease reflects a significant decrease in the purchase of property and equipment, the amortization of loan issuance costs and cash used to fund the expenses of Sand Creek.

FINANCING ACTIVITIES

Proceeds from Issuance of Common Stock. During fiscal 2003, we received $1,577,100 in net cash proceeds from the issuance of common stock compared to $1,456,724 during fiscal 2002.

Proceeds from Issuance of Convertible Preferred Stock. During fiscal 2003, we received no cash proceeds from the issuance of convertible preferred stock compared to $500,000 during fiscal 2002.

Proceeds from Stock Subscription Receivable. During fiscal 2003, we received proceeds from a stock subscription receivable in the amount of $76,186, as compared to proceeds of $250,000 during fiscal 2002.

Purchase of Restricted Cash. During fiscal 2003, we did not purchase restricted cash, as compared to purchases of $500,000 in restricted cash during fiscal 2002.

Payment of Offering Costs. During fiscal 2003, we paid $92,722 in offering costs as compared to $147,644 during fiscal 2002.

Proceeds from Line of Credit. During fiscal 2003, we made net payments on our lines of credit of $65,767 as compared receiving net proceeds from our lines of credit of $1,493,839 during fiscal 2002.

Proceeds from Long-Term Debt and Long-Term Convertible Debt. During fiscal 2003, we received proceeds from long-term convertible debt in the amount of $2,505,000, compared to proceeds of $2,250,000 during fiscal 2002.

Payments on Related Party Payable. During fiscal 2002, we repaid $30,600 on a related party payable. There were no such repayments during fiscal 2003.

Payments on Long-Term Debt and Long-Term Convertible Debt. During fiscal 2003, we repaid $1,084,612 on our debt obligations as compared to $380,943 during fiscal 2002.

Net Cash Provided by Financing Activities. The net cash provided by financing activities during fiscal 2003 was $2,915,185, compared to $4,891,376 in cash provided by financing activities during fiscal 2002.

Cash decreased during fiscal 2003 by $717,157 compared to an increase of $139,468 during fiscal 2002. These changes decreased the ending cash balance at September 30, 2003 to $315,763 and increased the ending cash balance at September 30, 2002 to $1,032,920.

WE HAVE A HISTORY OF OPERATING LOSSES, AND HAVE NEVER OPERATED AT A PROFIT.

From our inception on December 18, 1981 through September 30, 2003, we have incurred losses in the amount of $40,439,046. For the year ended September 30, 2003, our net loss was $9,535,405. If we do not operate at a profit in the future, we may be unable to continue our operations at the present level. Ultimately, our ability to maintain our present level of business will depend upon earning a profit from operation of the Rentech GTL Technology. Our ability to do so has not been demonstrated.

WE NEED ADDITIONAL CAPITAL OR FINANCING ARRANGEMENTS TO CARRY OUT OUR PLANS AND CONTINUE OUR OPERATIONS.

Additional financing may not be available to us. If not, we would have to defer or terminate our present expenditures, especially those intended to achieve commercialization of the Rentech GTL Technology as soon as possible. Our ability to implement our business plans and to achieve an operating profit would be delayed or prevented. We might have to transfer some aspects of our technology to others and allow them to develop markets for its use. If so, our revenues from the technology would be substantially reduced. If we raise additional capital by issuing equity securities, the ownership interests of our shareholders could be diluted. We could also issue preferred stock, without shareholder approval, to raise capital. The terms of our preferred stock could include dividends, conversion voting rights and liquidation preferences that are more favorable than those of the holders of our common stock.

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

CONTRACTUAL OBLIGATIONS

In addition to the lines of credit and long-term convertible debt previously described, we have entered into various other contractual obligations. The following table lists our significant contractual obligations at September 30, 2003.

	Payments Due By Period
Contractual Obligations	Less than 1 year	2-3 years	4-5 years	After 5 years	Total
Notes payable to related parties	$87,899	$—	$—	$—	$87,899
Lines of credit	1,428,072	—	—	—	1,428,072
Long-term debt	86,351	58,104	36,360	959,719	1,140,534
Long-term convertible debt	632,435	2,147,256	—	—	2,779,691
Settlement of judgment	142,000	—	—	—	142,000
Operating leases	219,664	238,405	223,593	136,969	818,631

	$2,596,421	$2,443,765	$259,953	$1,096,688	$6,396,827

We are a guarantor on the $1,000,000 line of credit with Premier Bank until it matures on May 1, 2004. This guaranty includes any amount of the line of credit for which the 44% shareholders of REN are responsible to us.

We have entered into various long-term promissory notes, with monthly principal and interest payments of $15,624, at interest rates of 0% to 9.6%, which are collateralized by certain fixed assets of the Company.

We have leased office space under a non-cancelable operating lease, which expires October 31, 2009, with a renewal option for an additional five years. We have also leased office and warehouse space under a lease which expires during March 2005. In addition we have entered into various other operating leases, which expire through February 2005.

In addition to the contractual obligations previously described, we have entered into various other commercial commitments. The following table lists these commitments at September 30, 2003.

	Amount of Commitment Expiration Per Period
Other Commercial Commitments	Less than 1 year	2-3 years	4-5 years	After 5 years	Total
Employment agreements	$981,700	$986,439	$—	$—	$1,968,139

	$981,700	$986,439	$—	$—	$1,968,139

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

In November 2002, the FASB published interpretation No, 45 “Guarantor’s Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. The Interpretation expands on the accounting guidance of Statements No. 5, 57, and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which is being superseded. The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor’s fiscal year-end. The disclosure requirements in the Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this interpretation did not have an impact on the Company’s financial statements.

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure”. This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock-based compensation. In addition, SFAS 148 amends the disclosure provision of SFAS 123 to require more prominent disclosure about the effects of an entity’s accounting policy decisions with respect to stock-based employee compensation on reported net income. The effective date for this Statement is for fiscal years ended after December 15, 2002. The Company has incorporated the disclosure requirements of SFAS No. 148, which require a tabular pro forma presentation of net loss had SFAS No. 123 been adopted.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB 51 (FIN No. 46). The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (Variable Interest Entities or “VIEs”) and to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. The disclosure requirements of FIN No. 46 became effective for financial statements issued after January 31, 2003. The adoption of this interpretation did not have an impact on the Company’s financial statements.

In April 2003, FASB issued SFAS No. 149, “Accounting for Derivative Instruments and Hedging Activities,” which is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. This statement amends and clarifies financial accounting and reporting for derivative instruments including certain instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The adoption of this standard did not have an impact on the Company’s financial statements.

In May 2003, FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The adoption of this standard did not have an impact on the Company’s financial statements.

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

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Fiscal 2003
Revenues	$1,992,212	$2,114,995	$1,925,034	$2,444,760
Gross Profit	$759,710	$891,500	$663,839	$954,298
Loss from operations	$(1,275,767)	$(1,118,809)	$(1,608,562)	$(2,289,864)
Net Loss	$(1,391,171)	$(1,233,058)	$(1,968,691)	$(4,942,485)
Loss Per share	$(.02)	$(.02)	$(.03)	$(.06)

Fiscal 2002
Revenues	$2,511,454	$2,361,105	$2,502,948	$2,184,828
Gross Profit	$1,192,099	$987,324	$1,073,934	$844,735
Loss from operations	$(1,263,690)	$(1,502,173)	$(950,130)	$(1,146,567)
Net Loss	$(1,307,071)	$(1,697,853)	$(1,092,019)	$(1,235,670)
Loss Per share	$(.02)	$(.02)	$(.02)	$(.02)

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

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified by the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision of and with the participation of management, including the chief executive officer and chief financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2003. Based on that evaluation, the chief executive officer and chief financial officer have concluded that these controls and procedures are effective.

There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation described above, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Audit Committee Financial Expert

The Company has determined that a member of the Audit Committee of the Board of Directors, John P. Diesel, qualifies as an “audit committee financial expert” as defined in Item 401(h) of Regulation S-K, and that he is “independent” as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934.

Code of Ethics

The Company has adopted a Code of Ethics applicable to its principal executive officer, principal financial officer or controller or persons performing similar functions. A copy of the Code of Ethics is filed with this report as Exhibit 14.

Directors and Executive Officers

The following table sets forth certain information concerning our directors and executive officers:

Name	Positions Held	Term of Service as an Officer or Director	Term as Director Expires
John J. Ball(1)(2)	Director	1998 to date	2006
Charles B. Benham	Vice President - Research and Development	1981 to date	—
Mark S. Bohn	Vice President - Engineering	1998 to date	—
Ronald C. Butz(3)	Vice President, Chief Operating Officer, Secretary & Director	1984 to date	2004
Jack P. Diesel(1)(2)	Director	1998 to date	2005
Jim D. Fletcher	President and General Manager, Petroleum Mud Logging, Inc.	1999 to date	—
Frank L. Livingston	President and General Manager, OKON, Inc.	1997 to date	—
Gary A. Roberts	President, REN Corporation	2001 to date	—
James P. Samuels	Vice President - Finance, Treasurer, Chief Financial Officer	1996 to date	—
Douglas L. Sheeran(2)(4)	Director	1998 to date	2004
Erich W. Tiepel(1)(4)	Director	1983 to date	2006
Dennis L. Yakobson(5)	President, Chief Executive Officer, & Chairman of the Board	1981 to date	2005

(1)	Member of audit committee
(2)	Member of nominating committee.
(3)	Director since 1984 and officer since 1989.
(4)	Member of compensation committee.
(5)	President since 1983.

John J. Ball, Director—

Mr. Ball, age 60, has served as a director of Rentech since 1998. He formed the law firm, Broadhurst & Ball, Mississauga, Ontario, and was a partner from 1975 to 1984. He subsequently formed Keyser Mason Ball, Mississauga, as a senior partner from 1984 to present. Upon his admission to the Bar he joined the firm of McMillan Binch, Toronto, as an associate from 1971 to 1975. He received a Bachelor of Education and Arts Degree from Mount Allison University in 1966 and a Bachelor of Laws Degree from Dalhousie University in 1969. He was admitted to the Nova Scotia Bar in 1970 and the Ontario Bar in 1971. He is presently a director of The Mississauga Hospital, Chair of its Bio-Ethics Committee, and a member of the Board Merger Committee in connection with the amalgamation of The Mississauga Hospital and The Queensway Hospital. Mr. Ball is past member of the Board and Executive Committees of Mount Allison University. He is a past Chair of the Vanier Cup, which sponsors the Canadian National University Football Championship.

Charles B. Benham, Vice President-Research and Development—

Dr. Benham, age 67, was a founder of Rentech and has been an officer of Rentech since its inception in 1981. He served as president until 1983 and as a director from inception until 1996. From 1977 to 1981, he worked at the Solar Energy Research Institute in Golden, Colorado, on thermal and chemical processes for converting agricultural crop residues to diesel fuel, on thermochemical transport of solar energy using ammonia decomposition and steam reforming of methane, and on high temperature applications of solar energy. He was employed at the Naval Weapons Center, China Lake, California, from 1958 through 1977. There, he performed research and development on thermal and chemical processes for converting municipal solid wastes to liquid hydrocarbon fuels, thermochemical analyses of solid-fueled and ramjet engines, combustor modeling, rocket motor thrust vector control, rocket motor thrust augmentation, catalyst behavior in carbon monoxide oxidation, and in liquid hydrocarbon fuels for ramjet applications. Dr. Benham has published several articles in the fields of liquid fuel production from organic waste, catalyst pellet behavior and rocket propulsion. He received a Bachelor of Science degree in Mechanical Engineering from the University of Colorado in 1958, and a Master of Science degree in Engineering in 1964 and a Ph.D. in Engineering (energy and kinetics) in 1970, both from the University of California at Los Angeles.

Mark S. Bohn, Vice President-Engineering—

Dr. Bohn, age 53, a founder of Rentech, served as a director from its organization in 1981 to June 1998. Since November 9, 1998 he has been employed by Rentech as Vice President-Engineering. He became president of Rentech Services Corporation upon its organization as a wholly-owned subsidiary in 1999. From 1978 to November 1998 he was employed by Midwest Research Institute at the Solar Energy Research Institute (now National Renewable Energy Laboratory) in Golden, Colorado. He was employed from 1976 through 1978 at the General Motors Research Laboratories in Warren, Michigan. Dr. Bohn is

a registered Professional Engineer in Colorado and a Member of the American Society of Mechanical Engineers and the American Institute of Chemical Engineers. He has published numerous articles on liquid fuel production, organic waste, heat transfer, power cycles, aerodynamics, optics, acoustics, solar thermal energy, and co-authored the textbook Principles of Heat Transfer (Brooks Cole Publishing). He received a Bachelors degree in Mechanical Engineering from Georgia Institute of Technology, Atlanta, Georgia, in 1972, and a Master of Science degree in Mechanical Engineering in 1973 and a Ph.D. in Mechanical Engineering in 1976, both from the California Institute of Technology, Pasadena, California.

Ronald C. Butz, Vice President, Chief Operating Officer, Secretary and Director—

Mr. Butz, age 66, has served as a director of Rentech since 1984. In October 1989, Mr. Butz was appointed vice president of Rentech, in June 1990 he was appointed secretary, and in May 1998 he became chief operating officer. From 1984 to 1989, Mr. Butz was employed as president of Capital Growth, Inc., a privately-held Colorado corporation providing investment services and venture capital consulting. From 1982 to 1983, Mr. Butz was a shareholder, vice president and chief operating officer of World Agricultural Systems, Ltd., a privately-held Colorado corporation specializing in the international marketing of commodity storage systems. From 1966 to 1982, Mr. Butz was a practicing attorney in Denver, Colorado with the firm of Grant, McHendrie, Haines and Crouse, P.C. He received a Bachelor of Science degree in Civil Engineering from Cornell University in 1961 and a Juris Doctor degree from the University of Denver in 1965.

John P. Diesel, Director—

Mr. Diesel, age 77, has served as a director of Rentech since 1998. In 1972 he became President of Newport News Shipbuilding, a wholly-owned subsidiary of Tenneco. There for 5 years he was responsible for, among other projects, the design and construction of the nuclear powered aircraft carriers Nimitz class and Los Angeles class submarines. In 1977 he moved to the position of Executive Vice President of Tenneco, Inc., with responsibility for its automotive, farm and construction equipment and packaging businesses. In 1978 he became President and a director of Tenneco. Mr. Diesel was employed by McQuay-Norris Manufacturing Co. from 1951 to 1957 in the production of proximity fuses. He joined Booz Allen and Hamilton in 1957, remaining there until 1961, and being elected to the partnership in that time. Mr. Diesel joined A.O. Smith Corporation as Vice President of Planning, and held a series of manufacturing officer positions, including group vice president. During his tenure at Tenneco, and after retiring, Mr. Diesel served on numerous boards of directors. These directorships included the Aluminum Company of America, Brunswick Corp., Allied Stores, Pullman Corporation, Cooper Industries and Financial Institutions Reinsurance Group, Fansteel Inc., and Telepad Corporation. He received a Bachelor of Science degree in Industrial Engineering from Washington University in 1951. Prior to attending the university he served in the United States Navy as an aviator in the Western Pacific.

Jim D. Fletcher, President and General Manager, Petroleum Mud Logging, Inc.—

Mr. Jim D. Fletcher, age 58, has been President and General Manager of Petroleum Mud Logging, Inc. since August 1999. Mr. Fletcher has been employed in the mud logging services industry since 1973. From 1995 to August 1999, Mr. Fletcher was employed by Penson Well Logging as its general manager and marketing officer. From 1988 through 1994, Mr. Fletcher worked for Petroleum Mud Logging, Inc., an Oklahoma corporation, of Oklahoma City, as a mud logging technician. From 1981 to 1988, Mr. Fletcher was employed by OFT Exploration in Oklahoma City as a well site geologist, and also worked as a consulting geologist. His first work experience was with Dresser Industries in 1973 to 1974 as a mud logger. Mr. Fletcher obtained a B.S. in Business Administration and a minor in Geology and Economics from Southwestern State College of Oklahoma in 1974.

Frank L. Livingston, President and General Manager, OKON, Inc.—

Mr. Frank L. Livingston, age 61, has served as President and General Manager of OKON, Inc. since Rentech acquired that subsidiary in March 1997. Mr. Livingston joined OKON in 1975 as sales manager and was promoted to Vice President of Sales in 1984. Mr. Livingston also became a 24% owner of OKON at that time. In addition to his sales and marketing responsibilities, he was also responsible for manufacturing and research and development for OKON. Mr. Livingston also served on OKON’s board of directors. With the sale of OKON to Rentech in 1997, Mr. Livingston continues to serve on its board of directors. From 1971 to 1975 Mr. Livingston was employed by Gates Rubber Co. in Denver, Colorado as a sales and marketing manager for a specialty chemical venture start-up business within the company. He also worked as a research market analyst for the venture group. Projects of the venture group included specialty chemicals and lead-acid battery technology, as well as rubber products made by the company for off-shore oil exploration and production. He was employed by Mallinckrodt Chemical Co. from 1965 to 1971. While with it, he worked as a process research chemist and formulator prior to becoming a specialty marketing manager for the industrial chemical division. He received a Bachelor of Science Degree in Chemistry from Colorado State University in 1965.

Gary A. Roberts, President, REN Corporation—

Mr. Gary A. Roberts, age 65, has been President of REN Corporation since founding the company in 1979. Prior to starting REN, Mr. Roberts was a Research Engineer in the School of Mechanical Engineering at Oklahoma State University. As a Program Manager at the Fluid Power Research Center, he was responsible for projects to develop testing concepts and equipment for the U.S. Army and numerous industrial sponsors. Mr. Roberts was a United States delegate to ISO TC131, the International Standards body which developed standard testing procedures for the fluid power industry. From 1963 to 1970, he served as Manager of Quality Engineering for Cessna Fluid Power Division, Hutchinson, Kansas. Mr. Roberts is a Registered Professional Engineer in California. He holds an Associate Degree in Business Administration from the Hutchinson Community College as well as Bachelor of Science and Master of Science Degrees in Engineering from Oklahoma State University.

James P. Samuels, Vice President-Finance, Treasurer, and Chief Financial Officer—

Mr. James P. Samuels, age 56, has served as Vice President-Finance, Treasurer and Chief Financial Officer of Rentech since May 1, 1996. He has executive experience in general corporate management, finance, sales and marketing, information technologies, and consulting for both large companies and development stage businesses. From December 1995 through April 1998, he provided consulting services in finance and securities law compliance to Telepad Corporation, Herndon, Virginia, a company engaged in systems solutions for field force computing. From 1991 through August 1995, he served as chief financial officer, vice president-finance, treasurer and director of Top Source, Inc., Palm Beach Gardens, Florida, a development stage company engaged in developing and commercializing state-of-the-art technologies for the transportation, industrial and petrochemical markets. During that employment, he also served as president of a subsidiary of Top Source, Inc. during 1994 and 1995. From 1989 to 1991, he was vice president and general manager of the automotive group of BML Corporation, Mississauga, Ontario, a privately-held company engaged in auto rentals, car leasing, and automotive insurance. From 1983 through 1989, he was employed by Purolator Products Corporation, a large manufacturer and distributor of automotive parts. He was president of the Mississauga, Ontario branch from 1985 to 1989; a director of marketing from 1984 to 1985; and director of business development and planning during 1983 for the Rahway, New Jersey filter division headquarters of Purolator Products Corporation. From 1975 to 1983, he was employed by Bendix Automotive Group, Southfield, Michigan, a manufacturer of automotive filters, electronics and brakes. He served in various capacities, including group director for management consulting services on the corporate staff, director of market research and planning, manager of financial analysis and planning, and plant controller at its Fram Autolite division. From 1973 to 1974, he was employed by Bowmar Ali, Inc., Acton, Massachusetts, in various marketing and financial positions, and in 1974 he was managing director of its division in Wiesbaden, Germany. He received a Bachelor’s degree in Business Administration from Lowell Technological Institute in 1970, and a Master of Business Administration degree in 1972 from Suffolk University, Boston, Massachusetts, in 1972. He completed an executive program in strategic market management through Harvard University in Switzerland in 1984.

Douglas L. Sheeran, Director—

Mr. Sheeran, age 65, has served as a director of Rentech since 1998. Mr. Sheeran is managing director of FCI, Inc., which he founded in 1986. FCI Inc., is a human resource consulting firm located in Shrewsbury, New Jersey which specializes in executive staffing, merger planning and organizational effectiveness. FCI’s client base includes Fortune 500 and start-up firms in technology, pharmaceutical, automotive and consumer durable industries. From 1973 until 1986 Mr. Sheeran was employed by Purolator Automotive Group and became Vice President, Human Resources, with responsibilities for multiple North American business units. He held a number of human resource positions of increasing scope and responsibility with Home Life Insurance Company, from 1960 to 1962, Kraft Foods from 1962 to 1965, Electronic Associates Inc. from 1965 to 1968, and Celanese Corporation from 1968 to 1973. These positions covered a range of labor relations, organizational development, compensation and benefit responsibilities at both operating sites and corporate staff. He received a Bachelor of Arts degree in Industrial Psychology from Miami University, Oxford, Ohio, in 1960.

Erich W. Tiepel, Director—

Dr. Tiepel, age 60, has served as a director of Rentech since 1983. Dr. Tiepel has 23 years of experience in all phases of process design and development, plant management and operations for chemical processing plants. In 1981, Dr. Tiepel was a founder of Resource Technologies Group, Inc. (RTG), a high technology consulting organization specializing in process engineering, water treatment, hazardous waste remediation, and regulatory affairs. Dr. Tiepel has been president of RTG since its inception. From 1977 to 1981 he was project manager for Wyoming Mineral Corporation, a subsidiary of Westinghouse Electric Corp., Lakewood, Colorado, where his responsibilities included management of the design, contraction and operation of ground water treatment systems for ground water cleanup programs. From 1971 to 1976 he was a principal project engineer for process research for Westinghouse Research Labs. From 1967 to 1971, he was a trainee of the National Science Foundation at the University of Florida in Gainesville, Florida. He obtained a Bachelor of Science degree in Chemical Engineering from the University of Cincinnati in 1967, and a Ph.D. in Chemical Engineering from the University of Florida in 1971.

Dennis L. Yakobson, President, Chief Executive Officer, and Chairman of the Board—

Mr. Yakobson, age 67, is Chief Executive Officer of Rentech. He has served as a director of Rentech and chairman of the board since 1983. He was employed as vice president of administration and finance of Nova Petroleum Corporation, Denver, Colorado, from 1981 to 1983. From 1979 to 1983, he served as a director and secretary of Nova Petroleum Corporation, Denver, Colorado. He resigned those positions in November 1983 to become a director and assume the presidency of Rentech. From 1976 to 1981 he served as a director, secretary and treasurer of Power Resources Corporation, Denver, a mineral exploration company, and was employed by it as vice president-land. From 1975 to 1976 he was employed by Wyoming Mineral Corporation in Denver as a contract administrator. From 1971 through 1975 he was employed by Martin Marietta Corporation, Denver, as marketing engineer in space systems. From 1969 to 1971 he was employed by Martin Marietta (now Lockheed Martin Corporation) in a similar position. From 1960 to 1969 he was employed by Grumman Aerospace Corporation, his final position with it being contract administrator with responsibility for negotiation of prime contracts with governmental agencies. He received a Bachelor of Science degree in Civil Engineering from Cornell University in 1959 and a Masters Degree in Business Administration from Adelphi University in 1963.

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

We have adopted a 401(k) retirement plan. We also have stock option plans. We provide a medical reimbursement plan and life insurance coverage to officers and employees and may provide other benefits to officers and employees in the future. We may also compensate non-employee directors for attendance at board and committee meetings at a per diem rate to be determined plus reimbursement of actual expenses incurred in attending such meetings.

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

Summary Compensation Table

		Annual Compensation				Long-Term Compensation Awards		Payouts
(a)	(b)	(c)		(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary		Bonus	Other Annual Compensation	Restricted Stock Award(s)	Securities Underlying Options/SARs	LTIP Payouts	All Other Compensation
		($)		($)	($)	($)	(#)	($)	($)
Dennis L. Yakobson Chief Executive Officer (1)	2003 2002 2001	$ $ $	247,322 238,383 235,437	— — —	— — —	— — —	— 95,000 60,000	— — —	— — —

Ronald C. Butz Chief Operating Officer(2)	2003 2002 2001	$ $ $	219,218 211,294 208,683	— — —	— — —	— — —	— 95,000 60,000	— — —	— — —

Charles B. Benham Vice President - Research & Development(3)	2003 2002 2001	$ $ $	156,609 150,948 148,483	— — —	— — —	— — —	— 90,000 50,000	— — —	— — —

Mark S. Bohn Vice President - Engineering(4)	2003 2002 2001	$ $ $	156,609 150,948 147,550	— — —	— — —	— — —	— 40,000 50,000	— — —	— — —

James P. Samuels Chief Financial Officer(5)	2003 2002 2001	$ $ $	149,865 149,865 146,501	— — —	— — —	— — —	— 80,000 50,000	— — —	— — —

(1)	Of this amount, $29,061, $64,300, and $43,314 were non-funded deferred compensation as of September 30, 2003, 2002, and 2001, respectively, with a balance of non-funded deferred compensation as of September 30, 2003 and 2002 of $238,551 and $209,490, respectively. Of this amount, $28,504 was a non-funded note payable to related party with a balance of $32,082 as of September 30, 2003 including accrued interest.
(2)	Of this amount, $22,769, $54,622, and $32,936 were non-funded deferred compensation as of September 30, 2003, 2002, and 2001, respectively, with a balance of non-funded deferred compensation as of September 30, 2003 and 2002 of $179,415 and $156,646, respectively. Of this amount, $4,443 was a non-funded note payable to related party with a balance of $7,233 as of September 30, 2003 including accrued interest.
(3)	Of this amount, $0 and $17,017 were non-funded deferred compensation as of September 30, 2003 and 2002, respectively, with a balance of non-funded deferred compensation as of September 30, 2003 and 2002 of $9,996 and $22,080, respectively. Of this amount, $0 was a non-funded note payable to related party with a balance of $1,104 as of September 30, 2003 including accrued interest.
(4)	Of this amount, $0 and $17,017 were non-funded deferred compensation as of September 30, 2003 and 2002, respectively, with a balance of non-funded deferred compensation as of September 30, 2003 and 2002 of $9,996 and $22,080, respectively. Of this amount, $2,953 was a non-funded note payable to related party with a balance of $4,805 as of September 30, 2003 including accrued interest.
(5)	Of this amount, $0 and $16,985 were non-funded deferred compensation as of September 30, 2003 and 2002, respectively, with a balance of non-funded deferred compensation as of September 30, 2003 and 2002 of $0 and $8,740, respectively. Of this amount, $6,265 was a non-funded note payable to related party with a balance of $8,374 as of September 30, 2003 including accrued interest.

OPTION/SAR EXERCISES AND HOLDINGS

The following table sets forth information with respect to the named executives, concerning the exercise of options and/or limited SARs during the last fiscal year and unexercised options and limited SARs held as of the end of the last fiscal year.

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values:

(a)	(b)	(c)	(d)		(e)
Name	Shares Acquired On Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY-End(#) Exercisable/ Unexercisable		Value of Unexercised In-the-Money Options/SARs at FY-End Exercisable/ Unexercisable ($)
Dennis L. Yakobson	20,000	$0	190,000	(1)	$85,800
Ronald C. Butz	20,000	$0	190,000	(1)	$85,800
Charles B. Benham	20,000	$0	170,000	(1)	$79,200
Mark S. Bohn	20,000	$0	120,000	(1)	$46,200
James P. Samuels	20,000	$0	160,000	(1)	$72,600

(1)	Exercisable.

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

Under each agreement, employment may be terminated as follows:

•	by us upon the employee’s death, disability or cause;

•	by the employee if the employee’s annual salary is decreased; the employee is relocated without consent; we have breached the employment agreement; we have purported to terminate the employee without giving reasonable notice of the basis; or disability.

If employment is terminated by reason of death, we will continue to pay salary monthly for 12 months, or if for disability, we will pay an amount equal to the employee’s annual salary upon termination. If we wrongfully terminate the employee’s employment, we are required to pay severance pay in a lump sum equal to three times the annual salary, and other damages resulting from our breach, including those for loss of employee benefits during the remaining term of the agreement.

By each agreement, the employee is prohibited from disclosing to third parties, directly or indirectly, our trade secrets, either during or after the employee’s employment with our company, other than as required in the performance of the employee’s duties. The agreement also provides that the employee will not have or claim any right, title or interest in any invention owned by us. The employee also agrees to irrevocably assign to us all of the employee’s right, title and interest in and to any and all inventions and concepts made, generated or conceived by the employee during his or her period of employment with us and which related to our business, whether or not developed on the employee’s own time. Each employee further agrees that during the period of employment with us and for a period of three years following the termination of employment, the employee will not compete with us, and for a period of one year, not to solicit our business customers or employees to discontinue or change their relationship with us.

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

401(k) PLAN

We have a 401(k) plan. Employees who are at least 21 years of age are eligible to participate in the plan and share in the employer matching contribution. The employer is currently matching 75% of the first 6% of the participant’s salary deferrals. All participants who have completed 1,000 hours of service and who are employed on the last day of the plan year are eligible to share in the non-matching employer contributions. Employer matching and non-matching contributions vest immediately in years in which the plan is not top heavy. During years in which the plan is top heavy, employer matching and non-matching contributions vest 100% after three years of service. We contributed $163,651, $134,094, and $120,238 to the plan for the years ended September 30, 2003, 2002, and 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information as of September 30, 2003 with respect to our compensation plans, including individual compensation arrangements, under which our equity securities are authorized for issuance.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holder	1,171,000	$0.68	567,000

Equity compensation plans not approved by security holders(1)(2)	3,656,766	$3.12	0

Total	4,827,766	$2.53	567,000

(1)	Includes stock options to purchase 517,000 shares of common stock issued as compensation to employees pursuant to individual grants that were approved by the board of directors. These options may be exercised for terms of five years from the dates of the grants. The exercise prices payable in cash upon exercise of the options are the market value of our stock on the day of the respective grants.
(2)	Includes 3,139,766 shares of common stock underlying warrants issued to consultants pursuant to individual compensation arrangements. These warrants have expiration dates ranging between one and five years from the dates of the grants. The exercise prices of these warrants range between $0.41 and $5.00 per share, and are not based on the market value of our stock on the day of the respective grants.

The following table sets forth certain information as of December 17, 2003 by (i) all persons who own of record or are known to the Company to beneficially own more than 5% of the issued and outstanding shares of the Company’s voting securities and (ii) by each director, each director nominee, each of the executive officers named in the tables under “Executive Compensation” and by all executive officers and directors as a group:

Directors and Executive Officers(1)(2)	Amount and Nature of Beneficial Ownership(3)	Percent of Class
John J. Ball (4)	252,000	*
Charles B. Benham	846,320	1%
Mark S. Bohn(5)	881,710	1%
Ronald C. Butz(6)	775,031	*
John P. Diesel	250,000	*
Frank L. Livingston	106,000	*
James P. Samuels	682,500	*
Douglas L. Sheeran	225,000	*
Erich W. Tiepel	635,725	*
Dennis L. Yakobson(7)	885,554	1%
All Directors and Executive Officers as a Group (10 persons)	5,539,840	6.6%

Beneficial Owners of More than 5%(8)	Amount and Nature of Beneficial Ownership	Percent of Class
C. David Callaham	5,860,661	7.1%

*	Less than 1%.
(1)	Except as otherwise noted and subject to applicable community property laws, each stockholder has sole voting and investment power with respect to the shares beneficially owned. The business address of each director and executive officer is c/o Rentech, Inc., 1331 17th Street, Suite 720, Denver, CO 80202.
(2)	Shares of common stock subject to options that are exercisable within 60 days of the date of this Annual Report on Form 10-K are deemed outstanding for purposes of computing the percentage ownership of such person, but are not deemed outstanding for purposes of computing the percentage ownership of any other person. The following shares of common stock subject to stock options are included in the table: John J. Ball - 100,000; Charles B. Benham - 170,000; Mark S. Bohn - 120,000; Ronald C. Butz - 190,000; John P. Diesel - 100,000; Frank L. Livingston - 106,000; James P. Samuels - 160,000; Douglas L. Sheeran - 100,000; Erich W. Tiepel - 140,000; Dennis L. Yakobson - 190,000.
(3)	Information with respect to beneficial ownership is based upon information furnished by each stockholder or contained in filings with the Securities and Exchange Commission.
(4)	Includes 2,000 shares owned by his spouse, as to which Mr. Ball disclaims beneficial ownership.
(5)	Includes 31,187 shares owned by a trust of which Mr. Bohn is the trustee with sole dispositive power.
(6)	Excludes 237,432 shares owned by his spouse, as to which Mr. Butz disclaims beneficial ownership.
(7)	Excludes 26,000 shares owned by his spouse, as to which Mr. Yakobson disclaims beneficial ownership.

(8)	Mr. Callaham’s address is 10804 N.E. Highway 99, Vancouver, WA 98686. This includes 4,009,550 shares held of record and 1,851,111 shares underlying Rentech’s convertible promissory notes that are subject to exercise.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During fiscal year 2003, in exchange for loans made to us by C. David Callaham, a shareholder, we issued three convertible promissory notes to him. The notes were issued in the principal amounts of $200,000, $750,000 and $615,000. Interest was due on two of the notes at the rate of nine percent per year and at the rate of ten percent per year on the third note. During fiscal 2003, we paid interest on the notes to Mr. Callaham in the total amount of $2,441, and issued 1,681,872 shares of our common stock to him upon conversion of the balance of one of the notes plus accrued interest into our common stock. The remaining balance due on the notes is $512,625 as of September 30, 2003. The notes could now be converted into 1,851,111 shares of our stock.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed by Ehrhardt Keefe Steiner & Hottman P.C. for professional services rendered for the audit of Rentech’s consolidated financial statements for the fiscal year ended September 30, 2003, including reviews of its financial statements included in Rentech’s Quarterly Reports on Form 10-Q, assistance with Securities Act filings and related matters, and consultations on financial accounting reporting standards arising during the course of the audit or reviews for that fiscal year were $108,576. The aggregate fees billed by Ehrhardt Keefe Steiner & Hottman P.C. for professional services rendered for the audit of Rentech’s consolidated financial statements for the fiscal year ended September 30, 2002, and for reviews of the financial statements included in Rentech’s Quarterly Reports on Form 10-Q, and consultations on financial accounting and reporting standards arising during the course of the audit for that fiscal year were $68,877.

Audit-Related Fees. Audit related fees include billings for assurance and related services that are reasonably related to the performance of the audit or review of Rentech’s financial statements, and are not reported as Audit Fees. No such fees were billed for the fiscal years ended September 30, 2003 and 2002.

Tax Fees. The aggregate fees billed by Ehrhardt Keefe Steiner & Hottman P.C. for professional services rendered for tax compliance, tax advice, and tax planning were $29,782 for the fiscal year ended September 30, 2003 and $22,645 for the fiscal year ended September 20, 2002. Such services consisted of assistance in the preparation of Federal and state income tax filings, federal and state tax examination assistance and other tax planning consultations.

All Other Fees. There were no other fees billed by Ehrhardt Keefe Steiner & Hottman P.C. for services rendered to Rentech, other than the services described above.

The Audit Committee’s policy as to all engagements of the principal accountants is to collect detailed information before the engagement is made about the specific services that would be provided. With that information and related information, the committee decides whether, in its judgment, the independence of the principal accountant would be impaired by the proposed engagement. If so, the committee’s policy is to reject the proposed engagement. None of the fees previously described in this item in this report were approved by the Audit Committee through waiver of its pre-approval policy.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	Financial Statements. See Index to Financial Statements and Schedule at page F-1.

(b)	Reports on Form 8-K. No reports on Form 8-K were filed during the fourth quarter.

(c)	Exhibits Required by Item 601 of Regulation S-K. See Index to Exhibits.

(d)	Financial Statement Schedules. See Index to Financial Statements and Schedules at page F-1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RENTECH, INC.

/s/ Dennis L. Yakobson
Date: December 26, 2003	Dennis L. Yakobson, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Dennis L. Yakobson
Date: December 26, 2003	Dennis L. Yakobson, President, Chief Executive Officer and Director

/s/ Ronald C. Butz
Date: December 26, 2003	Ronald C. Butz, Chief Operating Officer, Vice President, Secretary and Director

/s/ James P. Samuels
Date: December 26, 2003	James P. Samuels, Vice President - Finance, Chief Financial Officer

/s/ John J. Ball
Date: December 26, 2003	John J. Ball, Director

/s/ John P. Diesel
Date: December 26, 2003	John P. Diesel, Director

/s/ Douglas L. Sheeran
Date: December 26, 2003	Douglas L. Sheeran, Director

/s/ Erich W. Tiepel
Date: December 26, 2003	Erich W. Tiepel, Director

RENTECH, INC. AND SUBSIDIARIES

INDEPENDENT AUDITORS’ REPORT

Stockholders and Board of Directors

Rentech, Inc.

Denver, Colorado

We have audited the accompanying consolidated balance sheets of Rentech, Inc. and Subsidiaries (the “Company”) as of September 30, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years ended September 30, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2003 and 2002 and the results of its operations and its cash flows for each of the three years ended September 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has experienced circumstances, which raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Ehrhardt Keefe Steiner & Hottman PC

December 17, 2003

Denver, Colorado

RENTECH, INC.

Consolidated Balance Sheets

	September 30,
	2003	2002
Assets
Current assets
Cash	$315,763	$1,032,920
Restricted cash (Note 10)	500,000	500,000
Accounts receivable, net of $17,500 (2003) and $12,000 (2002) allowance for doubtful accounts (Note 17)	1,143,813	1,436,886
Costs and estimated earnings in excess of billings (Note 13)	482,070	788,727
Stock subscription receivable	—	76,186
Other receivables	23,757	65,494
Receivable from related party (Note 7)	30,097	17,966
Inventories (Note 3)	535,782	757,393
Prepaid expenses and other current assets	178,720	253,646

Total current assets	3,210,002	4,929,218

Property and equipment, net (Note 4)	4,217,953	4,120,915

Other assets
Licensed technology, net of accumulated amortization of $2,306,308 (2003) and $2,077,528 (2002)	1,124,841	1,353,621
Capitalized software costs, net of accumulated amortization of $868,343 (2003) and $552,386 (2002)	32,027	395,306
Goodwill, net of accumulated amortization of $400,599 (2003) and $400,599 (2002) (Notes 2 and 14)	1,006,554	1,281,807
Non-compete agreement, net of accumulated amortization of $71,567 (2003) and $38,500 (2002)	90,934	124,001
Investment in advanced technology companies (Note 5)	1,200,000	3,079,107
Technology rights, net of accumulated amortization of $172,648 (2003) and $143,873 (2002)	115,098	143,873
Note and other receivable from related party (Note 2)	—	571,394
Deposits and other assets	189,705	163,986

Total other assets	3,759,159	7,113,095

	$11,187,114	$16,163,228

(Continued on following page.)

See notes to consolidated financial statements.

RENTECH, INC.

Consolidated Balance Sheets

(Continued from previous page.)

	September 30,
	2003	2002
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$960,561	$886,254
Billings in excess of costs and estimated earnings (Note 13)	6,300	144,785
Accrued payroll and benefits	526,899	201,191
Deferred compensation (Note 12)	437,958	419,036
Accrued liabilities	473,265	508,276
Other liability (Note 2)	142,000	326,000
Notes payable to related parties (Note 20)	87,899	—
Lines of credit payable (Note 10)	1,428,072	1,493,839
Current portion of long-term debt (Note 8)	86,351	127,103
Current portion of long-term convertible debt to stockholders (Note 9)	632,435	47,048

Total current liabilities	4,781,740	4,153,532

Long-term liabilities
Long-term debt, net of current portion (Note 8)	1,054,183	1,078,403
Long-term convertible debt to stockholders, net of current portion (Note 9)	2,147,256	2,177,292
Lessee deposits	7,485	7,485
Investment in Sand Creek (Note 7)	15,070	5,864

Total long-term liabilities	3,223,994	3,269,044

Total liabilities	8,005,734	7,422,576

Minority interest (Note 2)	154,269	296,710

Commitments and contingencies (Notes 1, 7, 12 and 19)

Stockholders’ equity (Note 11)
Series A convertible preferred stock - $10 par value; 200,000 shares authorized; 200,000 shares issued and no shares outstanding; $10 per share liquidation value	—	—
Series B convertible preferred stock - $10 par value; 800,000 shares authorized; 691,664 and 641,664 shares issued and no shares outstanding; $10 per share liquidation value $277,780 in the aggregate)	—	—
Series C participating cumulative preferred stock - $10 par value; 500,000 shares authorized; no shares issued and outstanding	—	—
Common stock - $.01 par value; 100,000,000 shares authorized; 79,336,585 and 71,790,667 shares issued and outstanding	793,366	717,907
Additional paid-in capital	42,672,791	38,629,676
Accumulated deficit	(40,439,046)	(30,903,641)

Total stockholders’ equity	3,027,111	8,443,942

	$11,187,114	$16,163,228

See notes to consolidated financial statements.

RENTECH, INC.

Consolidated Statements of Operations

	For the Years Ended September 30,
	2003	2002	2001
Revenues (Notes 16 and 17)
Product sales	$2,161,138	$1,927,854	$2,367,689
Service revenues	6,215,863	7,392,481	5,558,887
Royalty income	100,000	240,000	240,000

Total revenues	8,477,001	9,560,335	8,166,576

Cost of sales
Product sales	1,036,919	932,677	1,124,951
Service costs	4,170,735	4,401,566	4,464,800
Research and development contract costs (Note 19)	—	128,000	560,608

Total cost of sales	5,207,654	5,462,243	6,150,359

Gross profit	3,269,347	4,098,092	2,016,217

Operating expenses
General and administrative expense	7,922,541	7,327,898	5,591,046
Depreciation and amortization	853,951	889,831	798,167
Research and development	785,857	742,923	204,583

Total operating expenses	9,562,349	8,960,652	6,593,796

Loss from operations	(6,293,002)	(4,862,560)	(4,577,579)

Other income (expenses)
Impairment of investments (Notes 2, 5, 6 and 14)	(2,201,682)	—	(1,842,135)
Equity in loss of investee (Note 7)	(205,890)	(252,013)	(386,047)
Interest income	23,338	36,468	121,509
Interest expense	(999,492)	(267,618)	(108,166)
Gain (loss) on disposal of fixed assets	(1,118)	189	—

Total other income (expense)	(3,384,844)	(482,974)	(2,214,839)

Minority interest in subsidiary’s net loss	142,441	12,921	21,711

Net loss	(9,535,405)	(5,332,613)	(6,770,707)

Dividend requirements on convertible preferred stock (Note 11)	—	136,932	483,599

Loss applicable to common stockholders	$(9,535,405)	$(5,469,545)	$(7,254,306)

Basic and diluted loss per common share	$(.13)	$(.08)	$(.11)

Basic and diluted weighted-average number of common shares outstanding	73,907,041	69,987,685	64,807,168

See notes to consolidated financial statements.

RENTECH, INC.

Consolidated Statements of Stockholders’ Equity

	Convertible Preferred Stock						Additional Paid-in Capital	Unearned Compensation	Accumulated Deficit	Total Stockholders’ Equity
	Series A		Series B		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, September 30, 2000	—	$—	—	$—	62,824,228	$628,240	$32,925,887	$(49,829)	$(18,800,321)	$14,703,977
Common stock issued for cash, net of offering costs of $103,995 (Note 11)	—	—	—	—	2,000,000	20,000	1,776,005	—	—	1,796,005
Common stock issued for cash on options and warrants exercised (Note 11)	—	—	—	—	518,027	5,180	530,820	—	—	536,000
Common stock issued for deposit on business acquisition (Notes 2 and 11)	—	—	—	—	200,000	2,000	242,000	—	—	244,000
Preferred stock issued for cash and a $250,000 stock subscription receivable, net of offering costs of $122,995 (Note 11)	—	—	116,666	1,166,668	—	—	(122,995)	—	—	1,043,673
Common stock issued for conversion of preferred stock (Note 11)	—	—	(88,888)	(888,888)	1,123,376	11,233	877,655	—	—	—
Stock options granted for services (Note 11)	—	—	—	—	—	—	157,274	28,563	—	185,837
Warrants for convertible preferred stock redeemed for cash	—	—	—	—	—	—	(2,084)	—	—	(2,084)
Deemed dividends on preferred stock of $483,599 (Note 11)	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(6,770,707)	(6,770,707)

Balance, September 30, 2001	—	—	27,778	277,780	66,665,631	666,653	36,384,562	(21,266)	(25,571,028)	11,736,701
Common stock issued for cash, net of offering costs of $122,644 (Note 11)	—	—	—	—	2,926,969	29,272	1,311,334	—	—	1,340,606
Common stock issued for options and warrants exercised (Note 11)	—	—	—	—	606,474	6,065	129,338	—	—	135,403
Preferred stock issued for cash, net of offering costs of $25,000 (Note 11)	—	—	50,000	500,000	—	—	(25,000)	—	—	475,000
Common stock issued for conversion of preferred stock (Note 11)	—	—	(77,778)	(777,780)	1,591,593	15,917	761,863	—	—	—
Stock options granted/earned for services (Note 11)	—	—	—	—	—	—	67,579	21,266	—	88,845
Deemed dividends on preferred stock of $136,932 (Note 11)	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(5,332,613)	(5,332,613)

Balance, September 30, 2002	—	—	—	—	71,790,667	717,907	38,629,676	—	(30,903,641)	8,443,942

See notes to consolidated financial statements.

RENTECH, INC.

Consolidated Statements of Stockholders’ Equity

	Convertible Preferred Stock						Additional Paid-in Capital	Unearned Compensation	Accumulated Deficit	Total Stockholders’ Equity
	Series A		Series B		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Common stock issued for cash, net of offering costs of $92,722 (Note 11)	—	—	—	—	3,502,847	35,028	1,448,531	—	—	1,483,559
Common stock issued for options and warrants exercised (Note 11)	—	—	—	—	82,000	820	65,600	—	—	66,420
Common stock issued for conversion of convertible notes (Note 11)	—	—	—	—	3,661,071	36,611	1,662,179	—	—	1,698,790
Common stock granted/earned for services (Note 11)	—	—	—	—	300,000	3,000	156,000	—	—	159,000
Offering costs of convertible notes (Note 11)	—	—	—	—	—	—	710,805	—	—	710,805
Net loss	—	—	—	—	—	—	—	—	(9,535,405)	(9,535,405)

Balance, September 30, 2003	—	$—	—	$—	79,336,585	$793,366	$42,672,791	$—	$(40,439,046)	$3,027,111

See notes to consolidated financial statements.

RENTECH, INC.

Consolidated Statements of Cash Flows

	For the Years Ended September 30,
	2003	2002	2001
Operating activities
Net loss	$(9,535,405)	$(5,332,613)	$(6,770,707)

Adjustments to reconcile net loss to net cash used in operating activities
Increase in allowance for doubtful accounts	5,500	4,675	2,925
Depreciation	420,559	485,036	364,818
Amortization	606,579	744,936	618,340
Accrued interest expense	80,380	—	—
Salaries expense paid through debt	800,341	—	—
Impairment of investments	2,201,682	—	1,842,135
Bad debt expense	625,636	191,779	—
Write-off of deferred offering costs	—	—	123,642
Revenue recognized from contract liability	—	(750,000)	—
Interest income on receivable from related party	(10,058)	(16,038)	(70,814)
Loss on disposal of fixed assets	1,118	189	—
Equity in loss of investee	205,890	252,013	386,047
Minority interest in net loss of subsidiary	(142,441)	(12,921)	(21,711)
Common stock issued for services	159,000	—	53,120
Stock options issued for services	—	88,845	185,837
Changes in operating assets and liabilities, net of business combination
Accounts receivable	242,594	304,277	(919,072)
Costs and estimated earnings in excess of billings	306,657	(715,707)	203,736
Other receivables and receivable from related party	29,606	38,539	31,361
Inventories	(110,647)	(19,155)	(101,534)
Prepaid expenses and other current assets	290,781	324,571	(20,749)
Accounts payable	74,307	2,999	459,780
Billings in excess of costs and estimated earnings	(138,485)	13,855	37,033
Accrued liabilities, accrued payroll and other	192,014	221,905	378,669
Lessee deposits	—	—	(1,763)

	5,841,013	1,159,798	3,551,800

Net cash used in operating activities	(3,694,392)	(4,172,815)	(3,218,907)

Investing activities
Purchase of property and equipment	(161,221)	(227,354)	(676,379)
Proceeds from disposal of fixed assets	3,674	9,990	—
Net cash used in purchase of business	—	—	(59,013)
Cash used in purchase of investments	(196,684)	(248,820)	(372,794)
Deposits and other assets	416,281	(112,909)	86,011

Net cash provided by (used in) investing activities	62,050	(579,093)	(1,022,175)

Financing activities
Proceeds from issuance of common stock, net of offering costs	1,577,100	1,456,724	2,332,005
Proceeds from issuance of convertible preferred stock, net of offering costs	—	500,000	793,673
Proceeds from stock subscription receivable	76,186	250,000	—
Purchase of restricted cash	—	(500,000)	—
Payment of offering costs	(92,722)	(147,644)	(75,980)
Redemption of convertible preferred stock	—	—	(2,084)
Proceeds from contract liability	—	—	750,000
Proceeds from line of credit, net	(65,767)	1,493,839	—
Proceeds from long-term debt and long-term convertible debt	2,505,000	2,250,000	444,951
Payments on related party payable	—	(30,600)
Payments on long-term debt and long-term convertible debt	(1,084,612)	(380,943)	(624,846)

Net cash provided by financing activities	2,915,185	4,891,376	3,617,719

Increase (decrease) in cash	(717,157)	139,468	(623,363)

Cash, beginning of year	1,032,920	893,452	1,516,815

Cash, end of year	$315,763	$1,032,920	$893,452

Continued on the following page.

See notes to consolidated financial statements.

RENTECH, INC.

Consolidated Statements of Cash Flows

(Continued from previous page.)

	For the Years Ended September 30,
	2003	2002	2001
Cash payments for interest	$368,553	$267,618	$107,628

The following tables summarize the purchase price and the cash used as well as the non-cash activity to acquire the 56% interest in REN in August 2001 (Note 2).

Working capital	$591,351
Property and equipment	378,429
Capitalized software	96,081
Goodwill	504,814
Production backlog	166,117
Non-compete agreement	162,500
Acquired debt	(153,234)
Minority interest	(331,342)

Total purchase price	1,414,716
Less cash acquired	(21,099)

Total purchase price net of cash acquired	$1,393,617

The Company incurred the following in satisfactions of the $1,414,716 purchase price:

Issued 200,000 shares of its common stock in fiscal 2000 at a market price of $2 per share for a deposit on business acquisition	$400,000
Issued 200,000 shares of its common stock in fiscal 2001 at a market price of $1.22 per share for a deposit on business acquisition	244,000
Converted notes receivable and interest receivable due from REN	690,604
Paid cash	50,000
Incurred acquisition costs	30,112

Total purchase price	$1,414,716

(Continued on following page.)

See notes to consolidated financial statements.

RENTECH, INC.

Consolidated Statements of Cash Flows

(Continued from previous page.)

Excluded from the statements of cash flows were the effects of certain noncash investing and financing activities as follows:

	For the Years Ended September 30,
	2003	2002	2001
Issuance of common stock for conversion of convertible notes payable	$1,698,790	$—	$—
Purchase of annual insurance financed with a note payable	$215,855	$246,753	$—
Purchase of property and equipment financed with a note payable	$28,910	$—	$115,237
Deferred financing charges for convertible promissory notes	$710,806	$—	$—
Reclassification of inventory to property and equipment	$332,258	$—	$—
Issuance of common stock for exercise of stock options in partial settlement of accrued payroll	$65,600	$65,744	$—
Issuance of common stock from conversion of preferred stock and dividends	$—	$777,780	$888,888
Issuance of common stock for stock subscription receivable	$—	$76,186	$—
Issuance of common stock for prepaid expense and services	$—	$269,153	$—
Increase in accrued liability for note receivable	$—	$325,795	$—
Reclassification of goodwill to note receivable	$—	$229,561	$—
Issuance of stock options for services	$—	$67,579	$—
Issuance of common stock for deposit on potential business acquisition	$—	$—	$244,000
Issuance of convertible preferred stock for stock subscription receivable	$—	$—	$250,000
Decrease in other receivables in consideration of a note receivable	$—	$—	$16,779
Decrease in deposit for an additional investment in Dresser in consideration of a note receivable	$—	$—	$175,000
Decrease in interest receivable on the note receivable due from REN in consideration for the business acquisition of REN	$—	$—	$45,891

See notes to consolidated financial statements.

RENTECH, INC.

Notes to Consolidated Financial Statements

Note 1 – Description of Business and Summary of Significant Accounting Policies

Basis of Presentation

Rentech, Inc. (the “Company” or “Rentech”) was incorporated on December 18, 1981 in the state of Colorado to develop and market processes for conversion of low-value, carbon-bearing solids or gases into high-valuable hydrocarbons, including high-grade diesel fuel, naphthas and waxes (“Rentech GTL Technology”). The Company’s activities prior to 1994 were primarily directed toward obtaining financing, licensing its technology to third parties and completing full-scale plant processing to demonstrate the Company’s technology to prospective licensees. During 1994, the Company entered into contracts to provide basic engineering design relating to the construction of plants using the Company’s gas conversion technology. In March 1997 with the acquisition of the assets of OKON, Inc. (“OKON”), the Company entered into the business of manufacturing and selling water-based stains, sealers and coatings. In June 1999 with the acquisition of the assets of Petroleum Mud Logging, Inc. and Petroleum Well Logging, Inc. (“PML”), the Company entered into the oil and gas field services business of logging the progress of drilling operations for the oil and gas industry. In August 2001 with the acquisition of 56% of REN Corporation (“REN”), the Company entered into the business of manufacturing complex microprocessor controlled industrial automation systems primarily for the fluid power industry.

Management’s Plans

From the Company’s inception on December 18, 1981 through September 30, 2003, the Company has incurred losses in the amount of $40,439,046. For the year ended September 30, 2003, the Company recognized a $9,535,405 net loss. If the Company does not operate at a profit in the future, the Company may be unable to continue its operations at the present level.

The Company has been successful in the past in obtaining debt and equity financing. For the years ended September 30, 2003, 2002 and 2001, the Company received net cash proceeds from the issuance of common stock of $1,577,100, $1,456,724 and $2,332,005. For the years ended September 30, 2003, 2002 and 2001, the Company received cash proceeds from long-term debt and long-term convertible debt to stockholders of $2,505,000, $2,250,000 and $444,951. For the years ended September 30, 2003, 2002 and 2001, the Company received cash proceeds from the issuance of convertible preferred stock of $0, $500,000 and $793,673.

In achieving its objectives as planned for fiscal 2004, the Company may issue additional Series B convertible preferred stock to existing stockholders. The Company may also issue its common stock in a private placement to fund any working capital requirements should the need arise. In addition, the Company is negotiating to sell all or some of the assets of Sand Creek Energy, LLC, a company in which Rentech has a 50% interest. The Company believes that its current available cash, revenues from operations, additional debt and equity financing and the potential sale of assets will be sufficient to meet its cash operating requirements through September 30, 2004.

RENTECH, INC.

Notes to Consolidated Financial Statements

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

Production Backlog

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

Investment in Advanced Technology Companies

The Company has an investment in certain advanced technology companies (Note 5). The investment is stated at the estimated net realizable value and is evaluated periodically for impairment and is carried at the lower of cost or estimated net realizable value.

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

Provision for Warranty Expense

The financial statements include a product warranty reserve of $35,000 in 2003 and $15,000 in 2002. The reserve is based on estimates of future costs associated with fulfilling potential warranty obligations. The estimates are derived from historical cost experience.

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

RENTECH, INC.

Notes to Consolidated Financial Statements

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

Advertising Costs

The Company recognizes advertising expense when incurred. Advertising expense was approximately $31,900, $50,700 and $18,500 for the years ended September 30, 2003, 2002 and 2001.

RENTECH, INC.

Notes to Consolidated Financial Statements

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

For the years ended September 30, 2003, 2002, and 2001, total stock options of 4,827,766, 5,104,766 and 8,394,300, total stock warrants of 6,599,905, 4,140,836 and 3,992,977, total Series B convertible preferred stock of 0, 0 and 505,560 and total long-term convertible debt which is convertible into shares of common stock 6,408,114, 4,448,680 and 0 in fiscal 2003, 2002 and 2001 were not included in the computation of diluted loss per share because their effect was anti-dilutive.

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

RENTECH, INC.

Notes to Consolidated Financial Statements

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

Long-Term Debt and Long-Term Convertible Debt

The carrying amount of convertible debt and other debt outstanding also approximates their fair value as of September 30, 2003 and 2002, because interest rates on these instruments approximate the interest rate on debt with similar terms available to the Company.

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

RENTECH, INC.

Notes to Consolidated Financial Statements

Note 1 – Description of Business and Summary of Significant Accounting Policies (continued)

Stock Option Plan (continued)

Under the accounting provisions for SFAS No. 123, the Company’s net loss and net loss per share would have been increased by the pro forma amounts indicated below:

	For the Years Ended September 30,
	2003	2002	2001
Loss applicable to common stock
As reported	$(9,535,405)	$(5,469,545)	$(7,254,306)
Pro forma	$(9,556,213)	$(5,624,467)	$(7,735,772)

Loss per common share
As reported	$(.13)	$(.08)	$(.11)
Pro forma	$(.13)	$(.08)	$(.12)

Comprehensive Loss

Comprehensive loss is comprised of net loss and all changes to the consolidated statement of stockholders’ equity except those changes made due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the years ended September 30, 2003, 2002, and 2001, the Company had no items of comprehensive loss other than net loss; therefore, a separate statement of comprehensive loss has not been presented for these periods.

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

RENTECH, INC.

Notes to Consolidated Financial Statements

Note 1 – Description of Business and Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

In November 2002, the FASB published interpretation No, 45 “Guarantor’s Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. The Interpretation expands on the accounting guidance of Statements No. 5, 57, and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which is being superseded. The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor’s fiscal year-end. The disclosure requirements in the Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this interpretation did not have an impact on the Company’s financial statements.

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure”. This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock-based compensation. In addition, SFAS 148 amends the disclosure provision of SFAS 123 to require more prominent disclosure about the effects of an entity’s accounting policy decisions with respect to stock-based employee compensation on reported net income. The effective date for this Statement is for fiscal years ended after December 15, 2002. The Company has incorporated the disclosure requirements of SFAS No. 148, which require a tabular pro forma presentation of net loss had SFAS No. 123 been adopted.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB 51 (FIN No. 46). The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (Variable Interest Entities or “VIEs”) and to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. The disclosure requirements of FIN No. 46 became effective for financial statements issued after January 31, 2003. The adoption of this interpretation did not have an impact on the Company’s financial statements.

RENTECH, INC.

Notes to Consolidated Financial Statements

Note 1 – Description of Business and Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

In April 2003, FASB issued SFAS No. 149, “Accounting for Derivative Instruments and Hedging Activities,” which is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. This statement amends and clarifies financial accounting and reporting for derivative instruments including certain instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The adoption of this standard did not have an impact on the Company’s financial statements.

In May 2003, FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The adoption of this standard did not have an impact on the Company’s financial statements.

Note 2 – Business Acquisition

On August 1, 2001, the Company received 7,127 shares of common stock of REN Corporation, which represents a 56% majority interest, for a total purchase price of $1,414,716. REN is in the business of manufacturing complex microprocessor controlled industrial automation systems primarily for the fluid power industry. In satisfaction for the 56% interest in REN, the Company applied its $573,899 note receivable plus $116,705 in interest due from REN to the purchase, issued 400,000 shares of its common stock valued at $644,000 to REN, paid $50,000 to REN and incurred $30,112 in acquisition costs. Originally, the Company issued $644,000 of common stock as a deposit on the business acquisition. The Company issued 200,000 shares of common stock to REN at a market price of $2 per share during fiscal 2000, and the Company issued an additional 200,000 shares of common stock to REN at a market price of $1.22 per share during fiscal 2001. As of September 30, 2000, the Company had recorded a $973,899 deposit for this acquisition. This deposit consisted of the $400,000 in shares of common stock issued to REN during fiscal 2000 and $573,899 in cash. At the date of the acquisition, REN had not satisfied certain obligations as originally contemplated by the parties. As a result, the original shareholders of REN executed a promissory note under which they agreed to assign to the Company their rights to an allocation of profits from REN until an amount of profits was allocated to the Company equal to $229,561 plus 6% accrued interest on the outstanding balance accruing on August 1, 2001. In accordance with the stock purchase agreement, this amount would be a cash payment out of future dividends that REN declares to the original shareholders. These cash payments would be provided to the Company by the original shareholders, and the investment in REN would be reduced by such payments. As of September 30, 2003, no such distributions have been made.

RENTECH, INC.

Notes to Consolidated Financial Statements

Note 2 – Business Acquisition (continued)

The acquisition was recorded using the purchase method of accounting by which the assets were valued at fair market value at the date of acquisition. The operating results of the acquisition have been included in the accompanying consolidated financial statements from the date of acquisition. The allocation of the purchase price was as follows:

Current assets	$1,186,894
Property and equipment	378,429
Capitalized software	96,081
Goodwill	504,814
Production backlog	166,117
Non-compete agreement	162,500
Current liabilities	(595,543)
Acquired debt	(153,234)
Minority interest	(331,342)

Total purchase price	$1,414,716

The production backlog, non-compete agreement and the capitalized software have a weighted-average useful life of approximately 3 years. The $504,814 of goodwill was assigned to the industrial automation systems segment. For tax purposes, none of the goodwill is expected to be tax deductible.

During fiscal 2002, the Company chose to modify the purchase price allocation as per the provisions of SFAS 142. The $229,561 receivable from the original REN stockholders was reclassified from the investment in REN to a long-term note receivable from the original REN shareholders. The reclassification was made to more accurately reflect the transaction as the receivable was expected to be collectible in the future. As a result of the reclassification, REN’s goodwill was reduced from $504,814 to $275,253. Per the Stock Purchase Agreement, the note receivable from the original REN stockholders accrues interest at 6% per annum.

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

For the Year Ended September 30, 2001
Revenues	$8,978,147
Net loss	$(7,084,188)
Dividend requirements on preferred stock	$483,599
Loss applicable to common stock	$(7,567,787)
Basic and diluted loss per common share from operations	$(.11)
Basic and diluted weighted average number of common shares outstanding adjusted for acquisition	64,883,332

RENTECH, INC.

Notes to Consolidated Financial Statements

Note 2 – Business Acquisition (continued)

A judgment was entered on October 29, 2002, in a civil action REN Corporation brought against Case Corporation to collect an account receivable. The contract had been awarded in January 1998, before Rentech’s acquisition of its interest in REN. The judgment, entered in the U.S. District Court for Oklahoma, denied REN’s collection claim and awarded judgment in favor of Case Corporation on its claim against REN for a breach of a condition of the contract. The judgment was in the amount of $325,795 plus costs and interest. During March 2003, REN and Case Corporation reached a settlement under which REN will pay Case Corporation $325,000 in quarterly installments beginning in March 2003 and ending in June 2004. Rentech is advancing the quarterly installments, and is to be reimbursed from any profits otherwise payable to the minority shareholders who own the other 44 percent of REN Corporation. As of September 30, 2003, REN has paid Case Corporation $183,000 per the terms of the settlement and owes a balance of $142,000 as of September 30, 2003.

The receivable from the original REN shareholders per the Stock Purchase Agreement as well as the advances of the quarterly installments paid to Case Corporation have been accounted for as a note receivable from the original REN shareholders. Total principal and accrued interest for this note receivable as of September 30, 2003 was $580,657. However, as of September 30, 2003, REN’s customer contract backlog was not sufficient to support the valuation of the note receivable or REN’s goodwill. Therefore, as of September 30, 2003, the Company has fully reserved for the note receivable as a bad debt expense in the amount of $580,657 and has written off the goodwill associated with REN in the amount of $275,253 to impairment of investments.

Note 3 – Inventories

Inventories consist of the following:

	September 30,
	2003	2002
Finished goods	$168,055	$77,603
Work in process	51,714	375,392
Raw materials	316,013	304,398

	$535,782	$757,393

RENTECH, INC.

Notes to Consolidated Financial Statements

Note 4 – Property and Equipment

Property and equipment consist of the following:

	September 30,		Useful Lives
	2003	2002
Land	$204,362	$205,428	—
Buildings	1,586,705	1,665,497	30
Machinery and equipment	2,560,175	2,677,894	5
Office furniture and equipment	703,807	450,392	3-7
Construction-in-progress	346,258	14,000	—
Vehicles	136,910	91,879	3
Leasehold improvements	382,284	316,423	5

	5,920,501	5,421,513
Less accumulated depreciation and amortization	(1,702,548)	(1,300,598)

	$4,217,953	$4,120,915

Note 5 – Investment in Advanced Technology Companies

On May 29, 1998, the Company acquired a 10% ownership in INICA, Inc. for $3,079,107. In the agreement to acquire an ownership interest in INICA, the Company agreed to repurchase its shares used as part of the purchase price if the market value falls below $0.40. As of September 30, 2003, the Company has not re-acquired any shares under this provision and does not believe that there will be an obligation to re-acquire its shares in the future. During the fourth quarter of fiscal 2003, the Company and INICA reached an agreement under which the Company exchanged its 10% ownership in INICA for a 2.28% ownership in the common stock of Global Solar Energy, Inc. and a 5.76% ownership in the common stock of Infinite Power Solutions, Inc. Global Solar Energy manufactures and markets flexible photovoltaic (PV) modules, while Infinite Power Solutions is developing micro-miniature thin-film rechargeable batteries. The other owner of Global Solar Energy is Advanced Energy Technologies, Inc., a wholly owned subsidiary of UniSource Energy Corporation. Advanced Energy Technologies, Inc. is also the majority shareholder of Infinite Power Solutions. As of September 30, 2003, the Company assessed the value of its minority ownership interests in Global Solar Energy and Infinite Power Solutions based upon currently available information. As a result of that assessment, the Company recorded an impairment of investment of approximately $1,900,000 and the investment in the two Advanced Technology Companies is recorded at the estimated net realizable value of $1,200,000.

RENTECH, INC.

Notes to Consolidated Financial Statements

Note 6 – Investment in Dresser

On September 28, 1999, the Company issued 3,680,168 shares of its common stock for a 5% ownership in the common stock of a privately held company called Dresser Engineers & Constructors, Inc. (“Dresser”), and incurred $2,072 in acquisition costs. The Company valued its investment in Dresser based on the Company’s common stock market value of $1,838,012 at the date of issuance. During March 2000, the Company paid a deposit of $175,000 plus $2,051 in additional acquisition costs to increase its ownership percentage to 10%. On September 28, 2001, the Company and Dresser reached an agreement under which the Company would not acquire the additional ownership interest as the Company would not enter into a license agreement that was acceptable both to Dresser and to the Company. The Company and Dresser entered into a $175,000 note receivable for the repayment of the deposit. In addition, Dresser agreed to repay a $16,779 accounts receivable due to the Company. The Company and Dresser entered into a $16,779 note receivable for the repayment of this amount. The note receivables matured on December 31, 2001 and the Company wrote-off the note receivables from Dresser as a bad debt expense as the Company determined that the notes were not collectible.

As of September 30, 2001, the Company determined that its investment in shares of Dresser was impaired. Dresser is a privately owned company and the Company has not been able to obtain adequate information about Dresser’s current business to support a valuation other than $0. Based upon this circumstance and the Company’s inability to determine Dresser’s liquidity and the state of its progress on its business plan, the Company recognized a $1,842,135 impairment of investment for the year ended September 30, 2001. The Company continues to own the 580,000 shares of the common stock of Dresser, which represent this investment. As of September 30, 2003, the carrying value of the Dresser shares is $0.

Note 7 – Investment in Sand Creek

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

The owner of the facility is SCE, which is 50 percent owned by Rentech Development Corporation, a wholly owned subsidiary of the Company, and 50 percent owned by RFC-Sand Creek Development, LLC, a wholly-owned subsidiary of Republic Financial Corporation. In connection with the acquisition of the facility, SCE assumed certain commitments with third parties. The Company and Republic guaranteed the full and punctual performance and payment by SCE of all of SCE’s obligations with respect to this facility. SCE received an unconditional release from Public Service Company of Colorado and Conoco on October 16, 2001 for certain natural gas purchase obligations of the facility. As a result, the aggregate liability of the Company under this guaranty was reduced from $4,000,000 to $0.

RENTECH, INC.

Notes to Consolidated Financial Statements

Note 7 – Investment in Sand Creek (continued)

For the years ended September 30, 2003 and 2002, the Company has contributed $196,684 and $248,820 to SCE and has recognized $205,890 and $252,013 related to its equity in SCE’s losses. As of September 30, 2003 and 2002, the Company had a $30,097 and a $17,966 receivable due from SCE. As of September 30, 2003 and 2002, SCE had no short-term or long-term debt.

Note 8 – Long-Term Debt

Long-term debt consists of the following:

	September 30,
	2003	2002
Mortgage dated February 8, 1999; monthly principal and interest payments of $7,728 with interest of 7.5% unpaid principal and accrued interest due March 1, 2029; collateralized by land and building.	$1,041,312	$1,054,319

Various promissory notes; monthly principal and interest payments of $7,896 with interest of 0% to 9.6%, unpaid principal and interest maturing from October 2003 through August 2006; collateralized by certain fixed assets of the Company.	99,222	151,187

Total long-term debt	1,140,534	1,205,506
Less current maturities	(86,351)	(127,103)

Long-term debt	$1,054,183	$1,078,403

Future maturities of long-term debt are as follows:

Year Ending September 30,
2004	$86,351
2005	32,961
2006	25,143
2007	17,593
2008	18,767
Thereafter	959,719

$1,140,534

RENTECH, INC.

Notes to Consolidated Financial Statements

Note 9 – Long-Term Convertible Debt

On February 25, 2002, the Company issued four long-term convertible notes totaling $2,250,000 to existing stockholders of the Company. The notes bear interest at 8.5% and mature on February 25, 2006, with all unpaid principal and interest due at that time. The Company recorded $132,461 in debt issuance costs related to these notes. Monthly payments on the notes of $19,526 commenced on April 1, 2002. The notes are convertible into no more than 4,500,000 registered shares of the Company’s common stock, less two shares for every dollar of principal reduction of the notes paid in the form of cash. The notes allow the Lenders to convert part or all of the principal balance into common stock at a conversion price of $0.50 per share if the market price of the common stock on the conversion date is $0.50 per share or higher. Starting on the first day of the thirteenth calendar month following the date of the notes, and continuing on the first day of each succeeding month until the notes are paid in full, principal in the amount of one-thirty-sixth of the declining principal balance of the notes automatically converts into the Company’s common stock at a conversion price of $0.50 per share. If the average daily market price for the seven trading days preceding the first day of such calendar month is less than $0.50 per share, the difference between $0.50 per share and the average of the seven trading days preceding the date of conversion will be multiplied by the number of shares issued to the Lenders as a result of the conversion, and the resulting dollar amount will be added to the remaining principal balance of the notes. The notes are secured by the assets of OKON, Inc., including the capital stock of that company. The notes began to automatically convert into the Company’s common stock on March 1, 2003. As per the terms of the notes, the automatic conversion will continue on the first day of each succeeding month. As a result, $465,807 of the long-term convertible debt to stockholders is scheduled to convert into the Company’s common stock during the next twelve months. The balance of these convertible notes at September 30, 2003 and 2002 was $1,648,463 and $2,224,340, respectively.

During January, February and April 2003, the Company entered into ten convertible notes totaling $1,955,000 with existing stockholders of the Company. The notes bear interest at 9% and mature in January, February and April 2004, with all unpaid principal and interest due at that time. The Company recorded $136,244 in debt issuance costs related to these notes. For certain notes, the market price of the Company’s common stock was greater than the conversion rate included in the notes. As a result, the Company recorded $459,333 in deferred financing charges related to these notes, which will be amortized over the life of the notes. Within the first 120 days, the notes may be converted in whole or in part into registered common stock of the Company at a conversion rate of $0.45 per share if the closing market price for the Company’s common stock for three consecutive days is at least $1.00 per share. After the first 120 days, the notes may be converted in whole or in part into registered common stock of the Company at a conversion rate of $0.45 per share without respect to the closing market price of the Company’s common stock. For two of these notes, if at any time following 30 days from the note the average closing price is $0.65 or more for five consecutive trading days, all remaining principal and accrued interest automatically converts into registered common stock of the Company at a conversion rate of $0.45 per share. These two notes automatically converted during fiscal 2003 into 2,599,912 shares of the Company’s common stock as the average closing price of the Company’s common stock for five days exceeded $0.65 and the Company fully amortized the remaining debt issuance costs related to these two notes. The balance of these convertible notes at September 30, 2003 was $818,775.

RENTECH, INC.

Notes to Consolidated Financial Statements

Note 9 – Long-Term Convertible Debt (continued)

On August 28, 2003, the Company entered into two convertible notes totaling $865,000 with existing stockholders of the Company, of which, $550,000 was received as of September 30, 2003. The remaining $315,000 was received subsequent to year-end. The notes bear interest at 10% and mature on August 28, 2006, with all unpaid principal and interest due at that time. Interest-only payments are due on the first day of each month. The Company recorded $8,483 in debt issuance costs related to these notes as of September 30, 2003 and $1,650 subsequent to year-end. In addition, the market price of the Company’s common stock was greater than the conversion rate included in the notes. As a result, the Company recorded $244,333 in deferred financing charges related to these notes as of September 30, 2003 and $187,000 subsequent to year-end. The deferred financing charges will be amortized over the life of the notes. The notes are convertible at any time in whole or in part into registered common stock of the Company at a conversion rate of $0.45 per share. The balance of these convertible notes at September 30, 2003 was $312,453.

Future maturities of long-term convertible debt are as follows, including automatic conversions to common stock as well as cash payments:

Year Ending September 30,
2004	$1,367,048
2005	372,618
2006	1,040,025

$2,779,691

Required cash payments for the year ended September 30, 2004 after automatic conversions of common stock are $632,435.

Note 10 – Lines of Credit

On February 25, 2002, the Company entered into a $1,000,000 business line of credit agreement with Premier Bank through its 56% owned subsidiary, REN. The line of credit matures on May 1, 2004, at which time all unpaid principal and interest is due. The line of credit bears interest at prime plus 1.5% (5. 5% at September 30, 2003), and interest is accrued and payable monthly. Payments of principal are tied to the receipt of accounts receivable from Caterpillar, Inc. by REN. On February 27, 2002, the Company purchased a $500,000 certificate of deposit with Premier Bank, to be used as collateral on the line of credit. The $500,000 certificate of deposit is shown as restricted cash on the Company’s balance sheet. Interest on the certificate of deposit is paid to the Company on a monthly basis, and the certificate matured on December 31, 2002. The certificate will remain with Premier Bank until the line of credit matures. The line of credit is also collateralized by the first deed of trust on the real property of PML and REN. The line of credit is guaranteed by Rentech, Petroleum Mud Logging, Inc. and the minority shareholder of REN. The balance of this line of credit at September 30, 2003 was $928,072.

RENTECH, INC.

Notes to Consolidated Financial Statements

Note 10 – Lines of Credit (continued)

On September 27, 2002, the Company entered into a $500,000 business line of credit agreement with the Bank of Denver. The line of credit is due on demand. If no demand is made, the line of credit matures on December 1, 2003, at which time all unpaid principal and interest is due. The line of credit bears interest at the Bank of Denver Base Rate plus 0.5% (6.25% at September 30, 2003), and interest is accrued and payable monthly. The line of credit is collateralized by all inventory, accounts receivable and equipment of Rentech. In addition, the line of credit is guaranteed by the building in which our research and development laboratory resides, 1,000,000 shares of the Company’s common stock consisting of 200,000 shares each owned by five officers of the Company and the residence of one of the officers of the Company. The balance of this line of credit at September 30, 2003 was $500,000. On December 1, 2003, the Company and the Bank of Denver signed a change in terms agreement under which the maturity date of the line was extended to March 1, 2004.

Note 11 – Stockholders’ Equity

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

During fiscal 1999, the Company amended its articles of incorporation authorizing the issuance of 500,000 shares of Series 1998-C Participating Cumulative Preferred Stock (“Series C Preferred Stock”). The holders of the Series C Preferred Stock are entitled to dividends in the event that the Company declares a dividend or distribution on the common stock. The holders of Series C Preferred Stock are entitled to vote on all matters submitted to a vote of the stockholders of the Company. Whenever dividends on the Series C Preferred Stock are in arrears for six quarterly dividends, the holders of such stock (voting as a class) have the right to elect two directors of the Company until all cumulative dividends have been paid in full.

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

Note 11 – Stockholders’ Equity (continued)

Preferred Stock (continued)

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

Common Stock

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

During fiscal 2002, the Company offered for sale its common stock in a private placement memorandum for the purpose of raising up to $2,250,000. The Company granted non-exclusive rights to several placement agents to sell the shares under the memorandum. The Company offered for sale shares of its $.01 par value common stock at a purchase price of $0.50 per share. In addition, the Company offered to the brokers a warrant to purchase one share of the Company’s common stock for every three shares of the Company’s common stock sold, at an exercise price of $1.00, exercisable for a period of five years from the date of the memorandum. The Company issued 2,926,969 shares of its common stock for $1,340,606, net of $122,644 in offering costs under the private placement memorandum. The Company also issued nine warrants to purchase 1,002,803 shares of the Company’s common stock to brokers related to the memorandum.

During fiscal 2002, the Company issued 292,508 shares of its common stock upon the exercise of stock options and warrants for cash proceeds of $69,659. The Company also issued 313,966 shares of its common stock upon the exercise of stock options in partial settlement of accrued payroll of $65,744.

RENTECH, INC.

Notes to Consolidated Financial Statements

Note 11 – Stockholders’ Equity (continued)

Common Stock (continued)

During fiscal 2003, the Company offered shares of its common stock for sale in a private placement offering of up to $1,000,000. The Company granted non-exclusive rights to several placement agents to sell the shares under the memorandum. The Company offered its shares for sale at $0.45 per share. In addition, the Company agreed to issue warrants to its brokers, who served as selected dealers in the private placement, to purchase one share of the Company’s common stock for every $4.00 of the Company’s common stock sold, at a purchase price of $1.00. The warrants are exercisable for a period of three years from the date the placement began. The Company issued 3,378,402 shares of its common stock for cash of $1,520,281, and the Company incurred $92,722 in offering costs under the private placement. The Company also issued warrants to purchase 207,819 shares of the Company’s common stock to brokers related to the private placement.

During fiscal 2003, the Company also issued 124,445 shares of its common stock for cash proceeds of $56,000.

During fiscal 2003, the Company issued 2,000 shares of its common stock upon the exercise of stock options and warrants for cash proceeds of $820. The Company also issued 80,000 shares of its common stock upon the exercise of stock options in partial settlement of accrued payroll of $65,600.

During fiscal 2003, the Company issued 3,661,071 shares of its common stock upon the conversion of $1,698,790 of long-term convertible debt to stockholders.

During fiscal 2003, the Company issued 300,000 shares of its common stock with a market value of $159,000 in payment for director’s fees for fiscal 2002, fiscal 2003 and fiscal 2004. The Company will not distribute the shares attributable to fiscal 2003 and fiscal 2004 until the end of each fiscal year and the completion of director services for that annual period. For the years ended September 30, 2003 and 2002, the Company has charged $53,000 in both years to expense.

During fiscal 2003, the Company issued $2,505,000 in long-term convertible debt to stockholders and incurred $710,805 in non-cash offering costs related to the convertible notes.

Stock Options and Stock Warrants

At September 30, 2003, the Company had five active stock option plans, which are described below.

The Company’s board of directors adopted the 1990 Stock Option Plan which allowed for the issuance of incentive stock options, within the meaning of the Internal Revenue Code, and other options issued pursuant to the plan that constitute nonstatutory options. Options granted under the 1990 Stock Option Plan are for shares of the Company’s $0.01 par value common stock. The Company had reserved 742,280 shares for the 1990 Stock Option Plan and the 1988 Stock Option Plan, which had been rolled into the 1990 plan. At September 30, 2003 and 2002, 0 and 100,000 stock options were outstanding under this plan. The 1990 Stock Option Plan expired by its terms during fiscal 2000.

RENTECH, INC.

Notes to Consolidated Financial Statements

Note 11 – Stockholders’ Equity (continued)

Stock Options and Stock Warrants (continued)

During 1994, the Company’s board of directors adopted the 1994 Stock Option Plan, which allows for the issuance of incentive stock options, within the meaning of the Internal Revenue Code. The Company has reserved 300,000 shares of the Company’s $0.01 par value common stock for issuance under the plan. At September 30, 2003 and 2002, 58,000 and 8,000 stock options were outstanding under this plan.

During 1996, the Company’s board of directors adopted the 1996 Stock Option Plan which allows the issuance of incentive stock options, within the meaning of the Internal Revenue Code, and other options pursuant to the plan that constitute nonstatutory options. The Company has reserved 500,000 shares of the Company’s $0.01 par value common stock for issuance under the plan. At September 30, 2003 and 2002, 106,000 and 50,000 stock options were outstanding under this plan.

During 1998, the Company’s board of directors adopted the 1998 Stock Option Plan which allows the issuance of incentive stock options, within the meaning of the Internal Revenue Code, and other options pursuant to the plan that constitute nonstatutory options. The Company has reserved 500,000 shares of the Company’s $0.01 par value common stock for issuance under the plan. At September 30, 2003 and 2002, 319,000 and 500,000 stock options were outstanding under this plan.

During 2001, the Company’s board of directors adopted the 2001 Stock Option Plan which allows the issuance of incentive stock options, within the meaning of the Internal Revenue Code, and other options pursuant to the plan that constitute nonstatutory options. The Company has reserved 500,000 shares of the Company’s $0.01 par value common stock for issuance under the plan. At September 30, 2003 and 2002, 500,000 stock options were outstanding under this plan.

During 2003, the Company’s board of directors adopted the 2003 Stock Option Plan which allows the issuance of incentive stock options, within the meaning of the Internal Revenue Code, and other options pursuant to the plan that constitute nonstatutory options. The Company has reserved 500,000 shares of the Company’s $0.01 par value common stock for issuance under the plan. At September 30, 2003 and 2002, 188,000 and 88,000 stock options were outstanding under this plan.

In addition to the five active stock option plans described above, the Company has issued options to purchase the Company’s $0.01 par value common stock pursuant to minutes of the option committee of the board of directors. At September 30, 2003 and 2002, 3,656,766 and 3,858,766 of these stock options were outstanding.

During fiscal 2001, the Company issued options to purchase 55,000 of the Company’s $.01 par value common shares in connection with consulting services. These options may be exercised between $1.05 and $1.0625 per share through May 16, 2006. The Company recorded the $42,446 fair value of the options to consulting expense.

RENTECH, INC.

Notes to Consolidated Financial Statements

Note 11 – Stockholders’ Equity (continued)

Stock Options and Stock Warrants (continued)

During fiscal 2002, the Company issued options to purchase 460,000 of the Company’s $.01 par value common shares in connection with consulting services. These options may be exercised between $0.41 and $0.86 per share through July 10, 2007. The Company recorded the $67,579 fair value of the options to consulting expense.

During fiscal 2003, the Company issued options to certain employees and directors of the Company to purchase 126,000 shares of the Company’s common stock. The options were valued at $20,808 using the Black-Scholes option-pricing model and did not result in a charge to compensation expense.

During fiscal 2003, the Company issued two warrants to existing stockholders to purchase 2,200,000 shares of the Company’s common stock. The warrants were valued using the Black-Scholes option-pricing model, which resulted in offering cost charges of $287,932 to additional, paid in capital. The expiration date of one of the warrants was extended four times which resulted in additional offering cost charges to additional paid in capital of $163,283 as of September 30, 2003 and $19,012 subsequent to year-end.

During fiscal 2003, the Company issued warrants to certain brokers to purchase 201,250 shares of the Company’s common stock. The warrants were related to the issuance of long-term convertible debt to stockholders. The warrants were valued using the Black-Scholes option-pricing model, which resulted in debt issuance costs of $7,139.

During fiscal 2003, the Company issued warrants to certain brokers to purchase 207,819 shares of the Company’s common stock. The warrants were related to a private placement offering of the Company’s common stock. The warrants were valued using the Black-Scholes option-pricing model, which resulted in an offering cost charge of $14,744 to additional, paid in capital.

During fiscal 2003, the Company extended the expiration date of a warrant to purchase 625,000 shares, a warrant to purchase 2,291,667 shares and options to purchase 180,000 shares of the Company’s common stock. The extended options and warrants were valued using the Black-Scholes option pricing model and did not result in recording any additional charges.

RENTECH, INC.

Notes to Consolidated Financial Statements

Note 11 – Stockholders’ Equity (continued)

Stock Options and Stock Warrants (continued)

The following tables summarizes information on stock option and warrant activity:

	Options		Warrants
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, September 30, 2000	7,724,300	2.05	4,452,671	1.90
Granted	770,000	1.05	—	—
Exercised	(100,000)	0.80	(418,027)	1.09
Canceled	—	—	(41,667)	1.20

Outstanding, September 30, 2001	8,394,300	1.97	3,992,977	2.00
Granted	1,357,000	0.49	1,002,803	0.99
Exercised	(502,000)	0.21	(104,474)	0.30
Canceled	(4,144,534)	1.13	(750,470)	1.13

Outstanding, September 30, 2002	5,104,766	0.92	4,140,836	1.95
Granted	126,000	0.86	2,609,069	0.54
Exercised	(102,000)	0.81	—	—
Canceled	(301,000)	0.82	(150,000)	1.64

Outstanding, September 30, 2003	4,827,766	$2.53	6,599,905	$1.40

Exercisable, September 30, 2003	4,827,766	$2.53	6,599,905	$1.40

Exercisable, September 30, 2002	5,104,766	$0.92	4,140,836	$1.95

Exercisable, September 30, 2001	8,343,300	$1.97	3,992,977	$2.00

	Options	Warrants
Weighted average fair value of options and warrants granted during 2003	$0.16	$0.12

Weighted average fair value of options and warrants granted during 2002	$0.16	$0.09

Weighted average fair value of options and warrants granted during 2001	$0.86	$—

RENTECH, INC.

Notes to Consolidated Financial Statements

Note 11 – Stockholders’ Equity (continued)

Stock Options and Stock Warrants (continued)

The Company applies APB Opinion 25, “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for the plans. Under APB Opinion 25, when the exercise price of the Company’s employee stock options is less than the market price of the underlying stock on the date of grant, compensation cost is recognized.

FASB Statement 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), requires the Company to provide pro forma information regarding net loss and net loss per share as if compensation costs for the Company’s stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003, 2002 and 2001, respectively; dividend yield of 0 percent for all years; expected volatility of 37 to 42 percent in 2003, 33 to 53 percent in 2002 and 90 to 154 percent in 2001, risk-free interest rates of 1.18 to 2.16 percent in 2003, 2.56 to 4.19 percent in 2002 and 4.72 to 6.61 percent in 2001; and expected lives of 0.16 to 5 years in 2003, 3 to 5 years in 2002 and 1.63 to 5 years in 2001 for the Plans and stock awards.

The following information summarizes stock options outstanding and exercisable at September 30, 2003:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.41-$0.60	1,216,000	3.35	0.45	1,216,000	0.45
$0.63-$0.86	680,000	1.52	0.68	680,000	0.68
$1.05-$1.09	660,000	2.46	1.07	660,000	1.07
$1.25-$1.78	200,000	0.83	1.30	200,000	1.30
$1.93	42,000	1.65	1.93	42,000	1.93
$5.00	2,029,766	1.25	5.00	2,029,766	5.00

$0.41-$5.00	4,827,766	1.97	$2.53	4,827,766	$2.53

RENTECH, INC.

Notes to Consolidated Financial Statements

Note 11 – Stockholders’ Equity (continued)

Stock Options and Stock Warrants (continued)

The following information summarizes stock options outstanding and exercisable at September 30, 2002:

	Outstanding			Exercisable
Ranges of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.30	36,000	0.32	$0.30	36,000	$0.30
$0.41-$0.60	1,157,000	4.28	0.45	1,157,000	0.45
$0.63-$0.90	980,000	1.54	0.72	980,000	0.72
$1.05-$1.09	660,000	3.46	1.07	660,000	1.07
$1.25-$1.78	200,000	0.41	1.30	200,000	1.30
$1.93	42,000	2.65	1.93	42,000	1.93
$5.00	2,029,766	2.25	5.00	2,029,766	5.00

$0.30-$5.00	5,104,766	2.65	$0.92	5,104,766	$0.92

The following information summarizes stock warrants outstanding and exercisable at September 30, 2003:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.45-$0.66	2,298,668	0.50	$0.46	2,298,668	$0.46
$1.00-$1.20	2,009,570	1.40	1.06	2,009,570	1.06
$2.64	2,291,667	0.50	2.64	2,291,667	2.64

$0.45-$2.64	6,599,905	0.78	$1.40	6,599,905	$1.40

RENTECH, INC.

Notes to Consolidated Financial Statements

Note 11 – Stockholders’ Equity (continued)

Stock Options and Stock Warrants (continued)

The following information summarizes stock warrants outstanding and exercisable at September 30, 2002:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.66	98,668	2.04	$0.66	98,668	$0.66
$1.00-$1.20	1,600,501	1.73	1.08	1,600,501	1.08
$1.64-$2.64	2,441,667	0.51	2.58	2,441,667	2.58

$0.66-$2.64	4,140,836	1.02	$1.95	4,140,836	$1.95

Note 12 – Commitments and Contingencies

Employment Agreements

The Company has entered into various employment agreements with five of its officers that extend from January 1, 2001 to December 31, 2005. In the event that the Company terminates an officer’s employment for any other reason other than for cause, the Company shall pay the officer his compensation for the remainder of the term or one year, whichever is greater. In addition, the Company has employment agreements with three other officers with expiration dates from March 31, 2004 through August 31, 2004. These three employment agreements with the other officers provide for various settlements upon termination of employment. One employment agreement indicates that no additional obligation exists upon termination of employment unless it is related to the event of death; then the Company shall continue to pay the employee’s estate the employee’s salary for the remainder of the term. The second employment agreement indicates that in the event that the Company terminates the officer’s employment for any other reason other than for cause, the Company shall pay the officer his compensation for the remainder of the term. The third employment agreement indicates that if the officer’s employment with the Company terminates for any reason, the officer will receive twelve months of compensation in addition to any accrued vacation. The employment agreements set forth annual compensation to the eight officers of between $52,000 and $250,302 each. The Company’s total future obligations under employment agreements as of September 30, 2003 are $981,700 (2004), $789,151 (2005) and $197,288 (2006). Compensation is adjusted annually based on the cost of living index.

RENTECH, INC.

Notes to Consolidated Financial Statements

Note 12 – Commitments and Contingencies (continued)

Retirement Plans

On January 1, 1998, the Company established a 401(k) plan. Employees who are at least 21 years of age are eligible to participate in the plan and share in the employer matching contribution. The employer is currently matching 75% of the first 6% of the participant’s salary deferrals. All participants who have completed 1,000 hours of service and who are employed on the last day of the plan year are eligible to share in the non-matching employer contributions. Employer matching and non-matching contributions vest immediately in years in which the plan is not top heavy. During years in which the plan is top heavy, employer matching and non-matching contributions vest 100% after three years of service. The Company contributed $163,651, $134,094 and $120,238 to the plan for the years ended September 30, 2003, 2002, and 2001.

Operating Leases

The Company leases office space under a non-cancelable operating lease, which expires on October 31, 2009, with a renewal option for an additional five years. The Company also leases office and warehouse space for its Okon operation, under a lease, which expires on March 31, 2005. The Company also has various operating leases, which expire through February 2005. Total lease expense for the years ended September 30, 2003, 2002, and 2001 was approximately $261,000, $259,000 and $267,000, respectively.

Future minimum lease payments as of September 30, 2003 are as follows:

Year Ending September 30,
2004	$219,664
2005	141,169
2006	97,236
2007	108,588
2008	115,005
Thereafter	136,969

$818,631

RENTECH, INC.

Notes to Consolidated Financial Statements

Note 12 – Commitments and Contingencies (continued)

Operating Leases (continued)

The Company leases a portion of its building located in Denver, Colorado, to a third party under a non-cancelable leasing arrangement. The Company accounts for this lease as an operating lease. The lease expires on April 30, 2010. Total lease income for the years ended September 30, 2003, 2002 and 2001 was approximately $88,000, $86,000 and $82,000, respectively.

Future minimum lease payments receivable as of September 30, 2003 are as follows:

Year Ending September 30,
2004	$88,248
2005	88,248
2006	88,248
2007	88,248
2008	88,248
Thereafter	139,726

$580,966

Litigation

In the normal course of business, the Company is party to litigation from time to time. The Company maintains insurance to cover certain actions and believes that resolution of such litigation will not have a material adverse effect on the Company.

Note 13 – Costs and Estimated Earnings on Uncompleted Contracts

The costs and estimated earnings relating to uncompleted contracts are summarized as follows at September 30, 2003:

Cost incurred on uncompleted contracts	$332,260
Estimated earnings	355,410

Total costs incurred and estimated earnings	687,670
Less billings to date	(211,900)

$475,770

RENTECH, INC.

Notes to Consolidated Financial Statements

Note 13 – Costs and Estimated Earnings on Uncompleted Contracts (continued)

Included in the accompanying balance sheet as of September 30, 2003 under the following captions:

Costs and estimated earnings in excess of billings on uncompleted contracts	$482,070

Billings in excess of costs and estimated earnings on uncompleted contracts	(6,300)

$475,770

As of September 30, 2002, accounts receivable included $31,648 for amounts billed but not collected in accordance with retainage provisions of contracts.

Note 14 – Goodwill and Other Intangibles

Effective October 1, 2001, the Company elected early adoption of SFAS No. 142, which was permitted for entities with fiscal years beginning after March 15, 2001. As of October 1, 2001, the Company had $1,511,368 in unamortized goodwill. In accordance with the provisions of SFAS No. 142, the Company ceased amortization of goodwill from the acquisitions of OKON and PML and has not amortized goodwill from the acquisition of REN. In accordance with SFAS No. 142, the Company had six months from the initial date of adoption to complete the first step transitional impairment test of goodwill. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of the Company’s fiscal year in the year of adoption. The Company completed an impairment test as of March 31, 2003 and determined that there was no impact on the Company’s financial position and results of operations, as goodwill was not impaired. Goodwill is tested annually and whenever events and circumstances occur indicating that goodwill might be impaired. As of September 30, 2003, the Company determined that the goodwill recorded in connection with the acquisition of REN was impaired. REN’s customer backlog as of September was not sufficient to support the realization of goodwill and as a result, the Company wrote-off the balance related to REN to impairment of investment. Upon the adoption of SFAS No. 142, the Company evaluated the useful lives of its existing identifiable intangible assets and determined that the existing useful lives are appropriate.

The Company recorded $606,579 in amortization expense during the year ended September 30, 2003, and estimates expense of approximately $322,000, $290,000, $290,000 and $260,000 in each of the fiscal years ending September 30, 2004, 2005, 2006 and 2007.

RENTECH, INC.

Notes to Consolidated Financial Statements

Note 14 – Goodwill and Other Intangibles (continued)

The following table summarizes the activity in goodwill for the periods indicated:

	For the Years Ended September 30,
	2003	2002
Paints
Beginning balance	$839,841	$839,841
Additions	—	—
Amortization	—	—

	$839,841	$839,841

Oil and gas field services
Beginning balance	$166,713	$166,713
Additions	—	—
Amortization	—	—

	$166,713	$166,713

Industrial automation systems
Beginning balance	$275,253	$504,814
Additions	—	—
Reclassifications (Note 2)	—	(229,561)
Write-offs (Note 2)	(275,253)	—
Amortization	—	—

	$—	$275,253

RENTECH, INC.

Notes to Consolidated Financial Statements

Note 14 – Goodwill and Other Intangibles (continued)

	For the Years Ended September 30,
	2003	2002
Total goodwill
Beginning balance	$1,281,807	$1,511,368
Additions	—	—
Reclassifications (Note 2)	—	(229,561)
Write-offs (Note 2)	(275,253)	—
Amortization	—	—

	$1,006,554	$1,281,807

The following table summarizes the activity for intangible assets subject to amortization:

	For the Years Ended September 30,
	2003	2002
Licensed technology and technology rights
Gross carrying amount	$3,718,895	$3,718,895
Accumulated amortization	(2,478,956)	(2,221,401)

	$1,239,939	$1,497,494

Aggregate amortization	$257,555	$257,556

Other intangibles
Gross carrying amount	$1,276,310	$1,276,310
Accumulated amortization	(1,106,027)	(757,003)
Write-offs	(47,322)	—

	$122,961	$519,307

RENTECH, INC.

Notes to Consolidated Financial Statements

Note 14 – Goodwill and Other Intangibles (continued)

	For the Years Ended September 30,
	2003	2002
Aggregate amortization	$349,024	$487,380

Total intangible assets subject to amortization
Gross carrying amount	$4,995,205	$4,995,205
Accumulated amortization	(3,584,983)	(2,978,404)
Write-offs	(47,322)	—

	$1,362,900	$2,016,801

Aggregate amortization	$606,579	$744,936

The following table summarizes the effect of SFAS No. 142 on loss applicable to common stock per share loss:

	Three Months Ended September 30,		For the Years Ended September 30,
	2003	2002	2003	2002
	(Unaudited)	(Unaudited)
Reported loss applicable to common stock	$(4,942,485)	$(1,235,671)	$(9,535,405)	$(5,469,545)
Add back: goodwill amortization	—	—	—	—

Adjusted loss applicable to common stock	$(4,942,485)	$(1,235,671)	$(9,535,405)	$(5,469,545)

Reported per share loss	$(0.07)	$(0.02)	$(0.13)	$(0.08)
Add back: goodwill amortization	—	—	—	—

Adjusted per share loss	$(0.07)	$(0.02)	$(0.13)	$(0.08)

RENTECH, INC.

Notes to Consolidated Financial Statements

Note 14 – Goodwill and Other Intangibles (continued)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Reported loss applicable to common stock	$(1,968,691)	$(1,092,019)	$(4,592,920)	$(4,233,874)
Add back: goodwill amortization	—	—	—	—

Adjusted loss applicable to common stock	$(1,968,691)	$(1,092,019)	$(4,592,920)	$(4,233,874)

Reported per share loss	$(0.03)	$(0.02)	$(0.06)	$(0.06)
Add back: goodwill amortization	—	—	—	—

Adjusted per share loss	$(0.03)	$(0.02)	$(0.06)	$(0.06)

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Reported loss applicable to common stock	$(1,233,058)	$(1,697,853)	$(2,624,229)	$(3,141,856)
Add back: goodwill amortization	—	—	—	—

Adjusted loss applicable to common stock	$(1,233,058)	$(1,697,853)	$(2,624,229)	$(3,141,856)

Reported per share loss	$(0.02)	$(0.02)	$(0.04)	$(0.05)
Add back: goodwill amortization	—	—	—	—

Adjusted per share loss	$(0.02)	$(0.02)	$(0.04)	$(0.05)

RENTECH, INC.

Notes to Consolidated Financial Statements

Note 14 – Goodwill and Other Intangibles (continued)

	Three Months Ended December 31,
	2002	2001
	(Unaudited)	(Unaudited)
Reported loss applicable to common stock	$(1,391,171)	$(1,444,003)
Add back: goodwill amortization	—	—

Adjusted loss applicable to common stock	$(1,391,171)	$(1,444,003)

Reported per share loss	$(0.02)	$(0.02)
Add back: goodwill amortization	—	—

Adjusted per share loss	$(0.02)	$(0.02)

	For the Years Ended September 30,
	2001	2000	1999
Reported loss applicable to common stock	$(7,254,306)	$(4,189,006)	$(3,974,593)
Add back: goodwill amortization	98,351	94,477	84,369

Adjusted loss applicable to common stock	$(7,155,955)	$(4,094,529)	$(3,890,224)

Reported per share loss	$(0.11)	$(0.07)	$(0.09)
Add back: goodwill amortization	—	—	—

Adjusted per share loss	$(0.11)	$(0.07)	$(0.09)

Note 15 – Income Taxes

There was no provision for income taxes required for the years ended September 30, 2003, 2002 and 2001 due to operating losses in those years. At September 30, 2003, the Company had available net operating loss carry forwards of approximately $30,900,000 for tax reporting purposes. The operating loss carry forwards expire through 2023. These carry forwards are subject to various limitations imposed by the rules and regulations of the Internal Revenue Service.

There were no tax benefits established in the statements of operations since the Company has a 100 percent valuation allowance for the tax benefit of net deductible temporary differences and operating loss carry forwards. Management is not able to determine if it is more likely than not that the deferred tax assets will be realized. The Company has deferred tax assets with a 100 percent valuation allowance at September 30, 2003 and 2002.

RENTECH, INC.

Notes to Consolidated Financial Statements

Note 15 – Income Taxes (continued)

The tax effect on the components is as follows:

	September 30,
	2003	2002
Net operating loss carry forwards	$11,519,000	$9,023,000
Capital loss carry forwards
Accruals for financial statement purposes not allowed for income taxes – cash basis	407,000	421,000
Basis difference in investment in Dresser	691,000	691,000
Basis difference in investment in Advanced Technologies	701,000	—
Basis difference in capitalized software	—	(148,000)
Basis difference in other intangible assets	21,000	2,000
Basis difference relating to licensed technology	527,000	497,000
Basis difference in property and equipment	(365,000)	(115,000)
Basis difference in other assets	7,000	4,000
Basis difference in goodwill	(72,000)	(10,000)
Basis difference in technology rights	21,000	19,000
Basis difference relating to Synhytech plant held for sale	—	75,000
Basis difference in investment in Sand Creek	19,000	84,000

	13,476,000	10,543,000
Valuation allowance	(13,476,000)	(10,543,000)

	$—	$—

A reconciliation of the income taxes at the federal statutory rate to the effective tax rate is as follows:

	For the Years Ended September 30,
	2003	2002	2001
Federal income tax benefit computed at the Federal statutory rate	$(2,531,000)	$(1,813,000)	$(2,281,000)
State income tax benefit net of Federal benefit	(272,000)	(187,000)	(235,000)
Purchase price adjustment not effecting net loss	—	—	(359,000)
Other – permanent differences	(130,000)	475,000	188,000
Change in valuation allowance	2,933,000	1,525,000	2,687,000

Income tax benefit	$—	$—	$—

RENTECH, INC.

Notes to Consolidated Financial Statements

Note 16 – Segment Information

The Company operates in four business segments as follows:

•	Alternative fuels – The Company develops and markets processes for conversion of low-value, carbon-bearing solids or gases into valuable liquid hydrocarbons.

•	Paints – The Company manufactures and distributes water-based stains, sealers and coatings.

•	Oil and gas field services – The Company is in the business of logging the progress of drilling operations for the oil and gas industry.

•	Industrial automation systems – The Company is in the business of manufacturing complex microprocessor controlled industrial automation systems primarily for the fluid power industry.

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

	For the Years Ended September 30,
	2003	2002	2001
Revenues
Alternative fuels	$915,563	$2,709,787	$2,574,431
Paints	2,161,138	1,927,854	2,367,689
Oil and gas field services	3,580,448	2,021,957	3,031,139
Industrial automation systems	1,819,852	2,900,737	193,317

	$8,477,001	$9,560,335	$8,166,576

Operating income (loss)
Alternative fuels	$(5,972,821)	$(4,264,609)	$(4,940,020)
Paints	(218,967)	(191,485)	66,387
Oil and gas field services	216,548	(223,121)	378,036
Industrial automation systems	(317,762)	(183,345)	(81,982)

	$(6,293,002)	$(4,862,560)	$(4,577,579)

RENTECH, INC.

Notes to Consolidated Financial Statements

Note 16 – Segment Information (continued)

	For the Years Ended September 30,
	2003	2002	2001
Depreciation and amortization
Alternative fuels	$772,195	$793,378	$710,366
Paints	22,485	59,422	115,309
Oil and gas field services	124,416	129,286	122,322
Industrial automation systems	108,042	247,886	35,161

	$1,027,138	$1,229,972	$983,158

Interest expense
Alternative fuels	$942,396	$233,701	$100,175
Paints	—	—	—
Oil and gas field services	1,026	2,033	5,063
Industrial automation systems	56,070	31,884	2,928

	$999,492	$267,618	$108,166

Equity in net loss of investees:
Alternative fuels	$205,890	$252,013	$386,047

Expenditures for additions of long-lived assets
Alternative fuels	$101,253	$118,753	$355,016
Paints	21,243	21,342	18,291
Oil and gas field services	61,142	64,634	404,167
Industrial automation systems	6,493	22,625	1,322,083

	$190,131	$227,354	$2,099,557

Investment in equity method investees	$(15,070)	$(5,864)	$(2,669)

RENTECH, INC.

Notes to Consolidated Financial Statements

Note 16 – Segment Information (continued)

	For the Years Ended September 30,
	2003	2002	2001
Total assets
Alternative fuels	$5,590,559	$9,672,083	$9,828,467
Paints	1,613,634	1,471,671	1,518,186
Oil and gas field services	2,298,340	1,954,789	2,267,524
Industrial automation systems	1,684,581	3,064,685	2,501,278

	$11,187,114	$16,163,228	$16,115,455

Note 17 – Significant Customers

As of September 30, 2003, one customer from the oil and gas field services segment accounted for 13% of total accounts receivable while two customers, one from the paint segment and one from the industrial automation systems segment accounted for 16% and 12% of total revenues, respectively. As of September 30, 2002, three customers, one from the alternative fuels segment and two from the industrial automation systems segment accounted for 10%, 40% and 10% of total accounts receivable, respectively, while three customers, one from the alternative fuels segment, one from the paint segment and one from the industrial automation systems segment accounted for 20%, 10% and 19% of total revenues, respectively. As of September 30, 2001, two customers, one from the alternative fuels segment and one from the oil and gas field services segment accounted for 19% and 15% of total accounts receivable, respectively, while three customers, one from the alternative fuels segment, one from the paint segment and one from the oil and gas field services segment accounted for 21%, 13% and 12% of total revenues, respectively.

RENTECH, INC.

Notes to Consolidated Financial Statements

Note 18 – Valuation and Qualifying Accounts

	Balance at Beginning of Period	Charged to Expense	Deductions and Write- Offs	Balance at End of Period
Year Ended September 30, 2003
Allowance for doubtful accounts	$12,000	$5,500	$—	$17,500
Deferred tax valuation account	$10,543,000	$2,933,000	$—	$13,476,000
Reserve for note receivable	$580,657	$580,657	$—	$—

Year Ended September 30, 2002
Allowance for doubtful accounts	$7,325	$4,675	$—	$12,000
Deferred tax valuation account	$9,018,000	$1,525,000	$—	$10,543,000

Year Ended September 30, 2001
Allowance for doubtful accounts	$171,606	$2,925	$(167,206)	$7,325
Deferred tax valuation account	$6,331,000	$2,687,000	$—	$9,018,000

Note 19 – Contract Liability

On January 18, 2001, the Company was granted a services contract by the Wyoming Business Council, Energy Section, Investment Ready Communities Division (“WBC”). Under the contract, Rentech received $800,000 to finance a Gas-to-Liquids (“GTL”) feasibility study within the State. On February 9, 2001, the Company received the first $750,000 payment as per the terms of the contract. The WBC funding was used to evaluate two potential GTL projects utilizing Rentech’s patented and proprietary Fischer-Tropsch Gas-to-Liquids technology. Phase I involved studying the feasibility of retrofitting a portion of an existing methanol facility in Wyoming. Phase II involved the study of the feasibility of constructing a separate greenfield plant at the same site. The Company delivered the feasibility study in December 2001 and recognized $800,000 in revenue under the contract. The Company determined that it was not feasible to proceed with the conversion of the Wyoming facility as well as conversions of methanol facilities worldwide. Therefore, since the Company has fulfilled its obligations, the Company recognized $800,000 as revenue under the contract during the twelve months ended September 30, 2002 in accordance with SFAS No. 68 “Research and Development Arrangements”. If in fact the Company chooses to proceed with the conversion of a methanol facility worldwide at any time in the future, the Company would be required to repay to the WBC the grant at the rate of 120% of the original $800,000 for a total amount not to exceed $960,000, over a period of time not to exceed six years. The repayment would only be from a 5% share of royalties from the conversion of methanol facilities to the Rentech GTL Technology worldwide. Based on the conclusions reached in the study, the Company does not intend to proceed with an application of its technology in a methanol facility.

RENTECH, INC.

Notes to Consolidated Financial Statements

Note 20 – Related Party Transactions

During fiscal 2000, the Company began to defer the payment of a portion of the compensation of certain officers of the Company. The deferral has continued through fiscal 2003. As of September 30, 2003 and 2002, the Company had deferred compensation of $437,958 and $419,036.

During January 2003, the Company began to defer monthly salary payments to certain officers. These officers and the Company entered into convertible notes in the amount of such deferred salary payments. The notes bear interest at 9% and mature in twelve months, with all unpaid principal and interest due at that time. Within the first 120 days, the notes may be converted in whole or in part into unregistered common stock of the Company at a conversion rate of $0.45 per share if the closing market price for the Company’s common stock for three consecutive days exceeds $1.00 per share. After the first 120 days, the notes may be converted in whole or in part into unregistered common stock of the Company without respect to the closing market price of the Company’s common stock at a conversion rate of $0.45 per share for the deferrals between January 1, 2003 and March 31, 2003 and at the closing market price for all subsequent deferrals. As of September 30, 2003 the balance in these convertible notes was $87,899.

In addition to the related party disclosures in Notes 2, 7, 9 and 12, for the years ended September 30, 2003, 2002 and 2001, the Company incurred $0, $10,000 and $26,995 in consulting services, which were paid to a director of the Company.

As of September 30, 2001, the Company owed an officer of the Company $30,600. This payable did not bear interest and was repaid during fiscal 2002.

Note 21 – Subsequent Events

Subsequent to September 30, 2003, the Company offered shares of its common stock for sale in a private placement offering of up to $500,000. The Company granted non-exclusive rights to several placement agents to sell the shares under the memorandum. The Company offered its shares for sale at $0.45 per share. In addition, the Company agreed to issue warrants to its brokers, who served as selected dealers in the private placement, to purchase one share of the Company’s common stock for every $4.00 of the Company’s common stock sold, at a purchase price of $1.00. The warrants are exercisable for a period of three years from the date the placement began. The Company has issued 1,111,112 shares of its common stock for cash of $475,000 and a subscription receivable of $25,000, and the Company has incurred $91,125 in offering costs under the private placement. The Company will also issue warrants to purchase 93,500 shares of the Company’s common stock to brokers related to the private placement. In addition, the Company issued 890,000 shares of its common stock upon the exercise of stock options and warrants for cash proceeds of $617,625.

Subsequent to September 30, 2003, the Company issued $250,000 in long-term convertible debt to stockholders and incurred $120,000 in non-cash offering costs related to the convertible notes. The Company also issued 915,425 shares of its common stock upon the conversion of $450,265 of long-term convertible debt to stockholders.

EXHIBIT INDEX

2.1	Stock Purchase Agreement dated August 1, 2001 between Rentech and Ren Corporation (incorporated by reference to the exhibits to Rentech’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001).

3.1	Restated and Amended Articles of Incorporation, dated January 4, 1991 (incorporated by reference to the exhibits to Amendment No. 2 to Rentech’s Registration Statement No. 33-378150-D on Form S-18).

3.2	Articles of Amendment dated April 5, 1991 to the Restated and Amended Articles of Incorporation (incorporated by reference to the exhibits to Rentech’s Current Report on Form 8-K dated August 10, 1993 filed with the Securities and Exchange Commission).

3.3	Articles of Amendment dated January 26, 1998 to Articles of Incorporation-Preferences, Limitations and Relative Rights of Convertible Stock, Series 1998-B of Rentech, Inc. (incorporated by reference to Exhibit No. 3.(I).2 to Rentech’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on January 13, 1999).

3.4	Articles of Amendment dated December 4, 1998 to Articles of Incorporation-Designation, Preferences and Rights of Series 1998-C Participating Cumulative Preference Stock of Rentech, Inc. pertaining to Rentech’s Shareholder Rights Plan (incorporated by reference to Exhibit No. 3.(I).4 to Rentech’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on January 13, 1999).

3.5	Bylaws dated January 19, 1999 (incorporated by reference to Exhibit No. 3.(ii) to Rentech’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on January 12, 2000).

4.1	Shareholder Rights Plan dated November 10, 1998 (incorporated by reference to the exhibits to Rentech’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 19, 1998).

4.2	Form of Warrant issued to investors in the 1999 private placement of securities (incorporated by reference to Exhibit No. 4.2 to Rentech’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on January 12, 2000).

10.1	Form of Warrant issued to investors in the 2003 private placement of securities.

10.2	1994 Stock Option Plan (incorporated by reference to the exhibits to Post-Effective Amendment No. 5 to Rentech’s Registration Statement No. 33-37150-D Form S-18 on Form SB-2).

10.3	1996 Stock Option Plan (incorporated by reference to the exhibits to Rentech’s Current Report on Form 8-K dated December 18, 1996).

10.4	1998 Stock Option Plan (incorporated by reference to the exhibits to Rentech’s Registration Statement No. 333-95537 on Form S-8).

1

10.5	2001 Stock Option Plan (incorporated by reference to the exhibits to Rentech’s Annual Report on Form 10-K for the year ended September 30, 2002).

10.6	2003 Stock Option Plan (incorporated by reference to the exhibits to Rentech’s Annual Report on Form 10-K for the year ended September 30, 2002).

10.7	Employment Contract with executive officer of subsidiary Ren Corporation (incorporated by reference to Exhibit 10.6 to Rentech’s Annual Report on Form 10-K for the year ended September 30, 2001).

10.8	License Agreement with Texaco Natural Gas, Inc. dated October 8, 1998 (incorporated by reference to Exhibit 10.10 to Rentech’s Annual Report on Form 10-KSB for the year ended September 30, 1998).

10.9	Technical Services Agreement dated June 14, 1999 between Rentech and Texaco Energy Systems, Inc. (incorporated by reference to Exhibit 10.7 to Rentech’s Annual Report on Form 10-K for the year ended September 30, 2001)

10.10	Services Contract with Wyoming Business Council dated January 30, 2001 (incorporated by reference to Exhibit No. 10.9 to Rentech’s Amendment Two to Registration Statement No. 333-85682 on Form S-3/A).

10.11	Technical Services Agreement with Clean Coal Power Resources, Inc. dated October 29, 2003 (incorporated by reference to Exhibit 10.1 to Rentech’s Current Report on Form 8-K dated December 11, 2003).

10.12	Letter Agreement with BC Projectos dated March 4, 1999 (incorporated by reference to Exhibit No. 10.11 to Rentech’s Amendment No. Two to Registration Statement No. 333-85682 on Form S-3/A).

10.13	Letter of Intent with Pertamina dated October 2, 2001 (incorporated by reference to Exhibit No. 10.12 to Rentech’s Amendment No. Two to Registration Statement No. 333-85682 on Form S-3/A).

10.14	Letter of Intent with Oroboros AB dated September 29, 1999 (incorporated by reference to Exhibit No. 10.13 to Rentech’s Amendment No. Two to Registration Statement No. 333-85682 on Form S-3/A).

10.15	Memorandum of Understanding with GTL Bolivia, S.A. dated June 22, 2001 (incorporated by reference to Exhibit No. 10.14 to Rentech’s Amendment No. Two to Registration Statement No. 333-85682 on Form S-3/A).

10.16	Memorandum of Understanding with Jacobs Engineering U.K. Limited dated July 15, 1999 (incorporated by reference to Exhibit No. 10.15 to Rentech’s Amendment No. Two to Registration Statement No. 333-85682 on Form S-3/A).

10.17	Agreement with Petrie Parkman & Co. dated May 10, 2001 (incorporated by reference to Exhibit No. 10.16 to Rentech’s Amendment No. Two to Registration Statement No. 333-85682 on Form S-3/A).

2

10.18	Employment Agreement with Charles B. Benham (incorporated by reference to Exhibit No. 10.18 to Rentech’s Amendment No. Two to Registration Statement No. 333-85682 on Form S-3/A).

10.19	Employment Agreement with Mark S. Bohn (incorporated by reference to Exhibit No. 10.19 to Rentech’s Amendment No. Two to Registration Statement No. 333-85682 on Form S-3/A).

10.20	Employment Agreement with Ronald C. Butz (incorporated by reference to Exhibit No. 10.20 to Rentech’s Amendment No. Two to Registration Statement No. 333-85682 on Form S-3/A).

10.21	Employment Agreement with James P. Samuels (incorporated by reference to Exhibit No. 10.21 to Rentech’s Amendment No. Two to Registration Statement No. 333-85682 on Form S-3/A).

10.22	Employment Agreement with Dennis L. Yakobson (incorporated by reference to Exhibit No. 10.22 to Rentech’s Amendment No. Two to Registration Statement No. 333-85682 on Form S-3/A).

14	Code of Ethics

21	Subsidiaries of Rentech Inc.

23	Consent of Independent Certified Public Accountants.

31.1	Certification of President and Chief Executive Officer Pursuant to Rule 15d-14(a).

31.2	Certification of Vice President - Finance and Chief Financial Officer pursuant to Rule 15d-14(a).

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Vice President - Finance and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

3