Form 10-Q
period 2003-12-31
RENTECH INC /CO/
filed 2004-02-13
CIK 868725

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

or

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

(303) 298-8008

(Registrant’s telephone number, including area code)

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

The number of shares outstanding of the Registrant’s common stock outstanding as of February 9, 2004 was 86,114,113.

RENTECH, INC.

Form 10-Q

First Quarter ended December 31, 2003

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

RENTECH, INC.

Consolidated Balance Sheets

	December 31, 2003 (Unaudited)	September 30, 2003
Assets
Current assets
Cash	$314,412	$315,763
Restricted cash	500,000	500,000
Accounts receivable, net of $17,500 allowance for doubtful accounts	1,063,404	1,143,813
Costs and estimated earnings in excess of billings	124,248	482,070
Stock subscription receivable	25,000	—
Other receivables	21,684	23,757
Receivable from related party	24,180	30,097
Inventories (Note 3)	553,114	535,782
Prepaid expenses and other current assets	421,126	178,720

Total current assets	3,047,168	3,210,002

Property and equipment, net of accumulated depreciation of $1,795,404 and $1,702,548	4,223,982	4,217,953

Other assets
Licensed technology, net of accumulated amortization of $2,363,504 and $2,306,308	1,067,645	1,124,841
Capitalized software costs, net of accumulated amortization of $72,061 and $868,343	24,020	32,027
Goodwill, net of accumulated amortization of $400,599	1,006,554	1,006,554
Non-compete agreement, net of accumulated amortization of $79,832 and $71,567	82,668	90,934
Investment in advanced technology companies (Note 4)	1,200,000	1,200,000
Technology rights, net of accumulated amortization of $179,841 and $172,648	107,905	115,098
Deposits and other assets	127,517	189,705

Total other assets	3,616,309	3,759,159

	$10,887,459	$11,187,114

(Continued on following page)

See notes to consolidated financial statements.

(Continued from previous page)

RENTECH, INC.

Consolidated Balance Sheets

	December 31, 2003 (Unaudited)	September 30, 2003
Liabilities And Stockholders’ Equity
Current liabilities
Accounts payable	$829,018	$960,561
Billings in excess of costs and estimated earnings	85,289	6,300
Accrued payroll and benefits	439,060	526,899
Deferred compensation	455,652	437,958
Accrued liabilities	400,217	473,265
Other liability	100,500	142,000
Notes payable to related parties (Note 6)	263,133	87,899
Lines of credit payable (Note 7)	1,318,770	1,428,072
Current portion of long-term debt	196,733	86,531
Current portion of long-term convertible debt to stockholders (Note 5)	450,678	632,435

Total current liabilities	4,539,050	4,781,740

Long-term liabilities
Long-term debt, net of current portion	1,073,218	1,054,183
Long-term convertible debt to stockholders, net of current portion (Note 5)	2,315,512	2,147,256
Lessee deposits	7,486	7,485
Investment in Sand Creek	28,543	15,070

Total long-term liabilities	3,424,759	3,223,994

Total liabilities	7,963,809	8,005,734

Minority interest	62,369	154,269

Commitments and contingencies

Stockholders’ equity (Note 8)
Convertible preferred stock – $10 par value; 1,000,000 shares authorized and no shares outstanding	—	—
Common stock – $.01 par value; 100,000,000 shares authorized; 82,128,675 and 79,336,585 shares issued and outstanding	821,287	793,366
Additional paid-in capital	44,396,683	42,672,791
Accumulated deficit	(42,356,689)	(40,439,046)

Total stockholders’ equity	2,861,281	3,027,111

	$10,887,459	$11,187,114

See notes to consolidated financial statements.

RENTECH, INC.

Consolidated Statements of Operations

	Three Months Ended December 31,
	2003	2002
Revenues
Product sales	$376,837	$307,200
Service revenues	1,268,828	1,625,012
Royalty income	—	60,000

Total revenues	1,645,665	1,992,212

Cost of sales
Product sales	220,341	155,772
Service costs	913,835	1,076,730

Total cost of sales	1,134,176	1,232,502

Gross profit	511,489	759,710
Operating expenses
General and administrative expense	1,791,916	1,750,233
Depreciation and amortization	154,950	199,976
Research and development	172,549	85,268

Total operating expenses	2,119,415	2,035,477

Loss from operations	(1,607,926)	(1,275,767)

Other income (expenses)
Equity in loss of investee	(48,242)	(56,423)
Interest income	2,845	5,300
Interest expense	(352,580)	(99,636)
Loss on disposal of fixed assets	(3,640)	—

Total other income (expense)	(401,617)	(150,759)

Minority interest in subsidiary’s net loss	91,900	35,355

Net loss applicable to common stockholders	$(1,917,643)	$(1,391,171)

Basic and diluted loss per common share	$(0.02)	$(0.02)

Basic and diluted weighted-average number of common shares outstanding	80,522,553	72,000,689

See notes to consolidated financial statements.

RENTECH, INC.

Consolidated Statement of Stockholders’ Equity

(Unaudited)

	Convertible Preferred Stock						Additional Paid-in Capital	Unearned Compensation	Accumulated Deficit	Total Stockholders’ Equity
	Series A		Series B		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, September 30, 2003 (audited)	—	$—	—	$—	79,336,585	$793,366	$42,672,791	$—	$(40,439,046)	$3,027,111
Common stock issued for cash, net of offering costs of $95,600	—	—	—	—	986,665	9,867	338,533			348,400
Common stock issued for options and warrants exercised	—	—	—	—	890,000	8,900	608,726			617,626
Common stock issued for conversion of convertible notes	—	—	—	—	915,425	9,154	441,111			450,265
Stock options granted for services	—	—	—	—			28,522			28,522
Offering costs of convertible notes	—	—	—	—			307,000			307,000
Net loss for the three months ended December 31, 2003	—	—	—	—					(1,917,643)	(1,917,643)

Balance, December 31, 2003	—	$—	—	$—	82,128,675	$821,287	$44,396,683	$—	$(42,356,689)	$2,861,281

See notes to consolidated financial statements.

RENTECH, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended December 31,
	2003	2002
Cash flows from operating activities
Net loss	$(1,917,643)	$(1,391,171)

Adjustments to reconcile net loss to net cash used in operating activities
Increase in allowance for doubtful accounts	—	5,500
Depreciation	110,918	104,935
Amortization	80,661	151,646
Interest income on receivable from related party	—	(2,003)
Loss on disposal of fixed assets	3,640	—
Equity in loss of investee	48,242	56,423
Minority interest in net loss of subsidiary	(91,900)	(35,355)
Accrued interest expense	22,807	—
Salaries expense paid through debt	266,780	—
Common stock issued for services	—	159,000
Stock options and warrants issued for services	28,523	—
Changes in operating assets and liabilities
Accounts receivable	80,409	773,151
Costs and estimated earnings in excess of billings	357,822	169,398
Other receivables and receivable from related party	7,990	34,291
Inventories	(17,332)	(38,633)
Prepaid expenses and other current assets	(20,057)	(173,675)
Accounts payable	(131,543)	43,650
Billings in excess of costs and estimated earnings	78,989	(144,785)
Accrued liabilities, accrued payroll and other	(184,692)	(56,791)

Net cash used in operating activities	(1,276,386)	(344,419)

Cash flows from investing activities
Purchase of property and equipment	(79,935)	(19,518)
Deposits and other assets	(33,082)	8,279
Cash used in purchase of investments	(34,769)	(41,094)

Net cash used in investing activities	(147,786)	(52,333)

Cash flows from financing activities
Proceeds from issuance of common stock	1,036,625	820
Proceeds from stock subscription receivable	—	76,186
Payment of offering costs	(95,600)	—
Proceeds from long-term debt and notes payable	792,530	—
Proceeds from line of credit, net	(109,302)	(422,998)
Payments on long-term convertible debt and notes payable	(201,432)	(134,408)

Net cash (used in) provided by financing activities	1,422,821	(480,400)

Increase (decrease) in cash	(1,351)	(877,152)
Cash, beginning of period	815,763	1,032,920

Cash, end of period	$814,412	$155,768

(Continued on following page)

See notes to consolidated financial statements.

RENTECH, INC.

Consolidated Statements of Cash Flows

(Continued from previous page)

For the three months ended December 31, 2003 and 2002, the Company made cash interest payments of $113,028 and $93,527. Excluded from the statements of cash flows for the three months ended December 31, 2003 and 2002 were the effects of certain non-cash investing and financing activities as follows:

	Three Months Ended December 31,
	2003	2002
Purchase of annual insurance financed with a note payable	$222,348	$191,355
Issuance of common stock for conversion of convertible notes payable	$450,265	$—
Deferred financing charges for convertible promissory notes	$307,000	$—
Issuance of common stock for subscription receivable	$25,000	$—
Purchase of a fixed asset with note payable	$40,652	$—

See notes to consolidated financial statements.

RENTECH, INC.

Notes to the Consolidated Financial Statements

December 31, 2003 (Unaudited)

Note 1 – Description of Business and Basis of Presentation

Description of Business

Rentech, Inc. (“Rentech”, “we”, or “the Company”) is an energy technology company engaged in the gas-to-liquids (GTL) business. We have developed and own patented and proprietary GTL technology that we license to members of the energy industry. In addition to our GTL alternative fuels segment, we own interests in three subsidiary businesses. Our wholly-owned subsidiaries, OKON, Inc. and Petroleum Mud Logging Inc., operate in the paint and oil and gas field services segments, respectively. In addition, our 56 percent owned subsidiary, REN Corporation, operates in the industrial automation systems segment.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended September 30, 2003. Operating results for the three months ended December 31, 2003 are not necessarily indicative of the results that may be realized for the full fiscal year ending September 30, 2004.

Management’s Plans

From the Company’s inception on December 18, 1981 through December 31, 2003, the Company has incurred losses in the amount of $42,356,689. For the three months ended December 31, 2003, the Company recognized a $1,917,643 net loss. If the Company does not operate at a profit in the future, the Company may be unable to continue its operations at the present level.

The Company has been successful in the past in obtaining debt and equity financing. For the years ended September 30, 2003 and 2002, the Company received net cash proceeds from the issuance of common stock of $1,577,100 and $1,456,724. For the years ended September 30, 2003 and 2002, the Company received cash proceeds from long-term debt and long-term convertible debt to stockholders of $2,505,000 and $2,250,000. For the years ended September 30, 2003 and 2002, the Company received cash proceeds from the issuance of convertible preferred stock of $0 and $500,000.

Historically, the Company has relied for working capital upon private placements of our equity represented by our common stock, supplemented by debt financing. The Company has now issued or committed for issuance essentially all of its authorized 100,000,000 shares of common stock. In its proxy materials for the 2004 annual meeting, the Company recommended that shareholders approve a proposed amendment to the Company’s articles of incorporation to increase the number of authorized shares of common stock from 100,000,000 to 150,000,000. The shareholders will vote upon this proposal at the annual meeting of shareholders to be held March 19, 2004. If the shareholders do not approve this proposal by the required vote of a majority of outstanding shares, the Company will be deprived of the primary source of financing that it has relied upon in the past. In that event, the Company would have to reduce our activities related to the GTL Technology which would materially adversely impact our ability to commercialize the Rentech GTL Technology. Additionally, our ability to acquire ownership participation in GTL projects utilizing the Rentech GTL Technology would be similarly affected. We are willing to sell some of our assets. Doing so, however, would materially reduce our revenues from our subsidiaries and the book value of our assets. We intend to sell our one-half interest in the Sand Creek Plant to obtain some capital, but the net proceeds of the sale would not cover our annual losses from operations.

RENTECH, INC.

Notes to the Consolidated Financial Statements

December 31, 2003 (Unaudited)

Note 1 – Description of Business and Basis of Presentation (continued)

In achieving its objectives as planned for fiscal 2004, the Company will need to issue additional shares of its common stock and may issue shares of its convertible preferred stock in private placements to fund working capital requirements. In addition, the Company is seeking buyers to purchase all or some of the assets of Sand Creek Energy, LLC. The Company believes that its current available cash, revenues from operations, and the potential sale of assets will not be sufficient to meet its cash operating requirements through the fiscal year ended September 30, 2004 without additional debt and equity financing. Obtaining equity financing through placements of additional securities, however, depends upon approval by shareholders at the annual meeting scheduled for March 2004 of a proposed increase in the number of shares of common stock that we are authorized to issue. It also depends upon obtaining investors who are willing to invest in our equity securities.

Note 2 – Summary of Certain Significant Accounting Policies

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

For the three months ended December 31, 2003 and 2002, stock options for a total of 4,752,766 and 4,902,766 shares, stock warrants for a total of 4,988,405 and 4,140,836 shares and total long-term convertible debt which is convertible into shares of common stock of 6,707,062 and 4,425,898 shares were not included in the computation of diluted loss per share because their effect was anti-dilutive.

RENTECH, INC.

Notes to the Consolidated Financial Statements

December 31, 2003 (Unaudited)

Note 2 – Summary of Certain Significant Accounting Policies (continued)

Stock Option Plans

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

	Three Months Ended December 31,
	2003	2002
Loss applicable to common stock
As reported	$(1,917,643)	$(1,391,171)
Pro forma	$(1,931,606)	$(1,391,171)
Loss per common share
As reported	$(.02)	$(.02)
Pro forma	$(.02)	$(.02)

Note 3 - Inventories

Inventories consist of the following:

	December 31, 2003	September 30, 2003
Finished goods	$207,583	$168,055
Work in process	53,375	51,714
Raw materials	292,156	316,013

	$553,114	$535,782

RENTECH, INC.

Notes to the Consolidated Financial Statements

December 31, 2003 (Unaudited)

Note 4 – Investment in Advanced Technology Companies

On May 29, 1998, the Company acquired a 10% ownership in INICA, Inc. for $3,079,107. During the fourth quarter of fiscal 2003, the Company exchanged its 10% ownership in INICA for a 2.28% ownership in the common stock of Global Solar Energy, Inc. and a 5.76% ownership in the common stock of Infinite Power Solutions, Inc. Global Solar Energy manufactures and markets flexible photovoltaic (PV) modules, while Infinite Power Solutions is developing micro-miniature thin-film rechargeable batteries. As of September 30, 2003, the Company assessed the value of its minority ownership interests in Global Solar Energy and Infinite Power Solutions based upon currently available information. As a result of that assessment, the Company recorded an impairment of investment of approximately $1,900,000 and the investment in the two Advanced Technology Companies is recorded at the estimated net realizable value of $1,200,000. The assessment that the Company performed was based upon estimates. The actual value that is realized from these investments may be more or less than $1,200,000. The Company will recognize gains or losses on these investments, if any, when realized.

Note 5 – Long-Term Convertible Debt

On February 25, 2002, the Company issued four long-term convertible notes totaling $2,250,000 to existing stockholders of the Company, which bear interest at 8.5% and mature on February 25, 2006. Monthly cash payments on the notes total $19,526. The notes are convertible into no more than 4,500,000 shares of the Company’s common stock at a conversion price of $0.50 per share, less two shares for every dollar of principal reduction of the notes paid in the form of cash. Principal in the amount of one-thirty-sixth of the declining principal balance of the notes automatically converts into the Company’s common stock at a conversion price of $0.50 per share on the first day of each month. The notes are secured by the assets of OKON, Inc., including the capital stock of that company. As a result of the automatic conversion feature, $423,879 of the long-term convertible debt to stockholders is scheduled to convert into the Company’s common stock during the next twelve months. The balance of these convertible notes at December 31, 2003 was $1,502,815.

During January, February, and April 2003, the Company entered into ten convertible notes totaling $1,955,000 with existing stockholders of the Company, which bear interest at 9% and mature in January, February and April 2004. The notes may be converted in whole or in part into common stock of the Company at a conversion rate of $0.45 per share. Two of the notes automatically converted into common stock of the Company during fiscal 2003. In addition, three of the notes were converted into 148,925 shares of common stock of the Company during the three months ended December 31, 2003. The balance of the five remaining convertible notes at December 31, 2003 was $792,830. Subsequent to December 31, 2003, the remaining five convertible notes were converted into 1,798,498 shares of common stock of the Company.

On August 28, 2003, the Company entered into two convertible notes totaling $865,000 with existing stockholders of the Company, which bear interest at 10% and mature on August 28, 2006. During the quarter ended December 31, 2003, the Company received $315,000 of the proceeds from the notes. Interest-only payments are due on the first day of each month. The market price of the Company’s common stock was greater than the conversion rate included in the notes. As a result, the Company recorded $187,000 in deferred financing charges related to these notes during the three months ended December 31, 2003. The notes are convertible at any time in whole or in part into registered common stock of the Company at a conversion rate of $0.45 per share. The balance of these convertible notes at December 31, 2003 was $470,545.

On October 29, 2003, the Company entered into four convertible notes totaling $250,000 with existing stockholders of the Company, which bear interest at 6% and mature on January 4, 2004. The market price of the Company’s common stock was greater than the conversion rate included in the notes. As a result, the Company recorded $120,000 in deferred financing charges related to these notes during the three months ended December 31, 2003. The notes were convertible at any time in whole or in part into registered common stock of the Company at a conversion rate of $0.50 per share, and were converted during the quarter ended December 31, 2003 into 500,000 shares of common stock of the Company.

RENTECH, INC.

Notes to the Consolidated Financial Statements

December 31, 2003 (Unaudited)

Note 6 – Related Party Transactions

On January 1, 2003, the Company began to defer monthly salary payments to certain officers. These officers and the Company entered into convertible notes in the amount of such deferred salary payments. The notes bear interest at 9% and mature on January 1, 2004. The notes may be converted in whole or in part into unregistered common stock of the Company at a conversion rate of $0.45 per share for the deferrals between January 1, 2003 and March 31, 2003 and at the closing market price for all subsequent deferrals. As of December 31, 2003 the balance of these convertible notes was $263,133. Subsequent to December 31, 2003, the maturity date of the notes was extended to January 1, 2005.

During the three months ended December 31, 2003, the Company incurred $1,475 in consulting services to a company in which a director of the Company is a principal.

Note 7 – Lines of Credit

On February 25, 2002, the Company entered into a $1,000,000 business line of credit agreement with Premier Bank through its 56% owned subsidiary, REN. The line of credit matures on May 1, 2004, at which time all unpaid principal and interest is due. The line of credit bears interest at prime plus 1.5% (5.5% at December 31, 2003), and interest is accrued and payable monthly. On February 27, 2002, the Company purchased a $500,000 certificate of deposit with Premier Bank, to be used as collateral on the line of credit. The line of credit is also collateralized by the first deed of trust on the real property of PML and REN. The line of credit is further guaranteed by Rentech, Petroleum Mud Logging, Inc. and the minority shareholder of REN. The balance of this line of credit at December 31, 2003 was $818,770.

On September 27, 2002, the Company entered into a $500,000 business line of credit agreement with the Bank of Denver. The line of credit is due on demand. On December 1, 2003, the Company and the Bank of Denver signed a change in terms agreement under which the maturity date of the line was extended from December 1, 2003 to March 1, 2004, at which time all unpaid principal and interest is due. The line of credit bears interest at the Bank of Denver Base Rate plus 0.5% (6.25% at December 31, 2003), and interest is accrued and payable monthly. The line of credit is collateralized by all inventory, accounts receivable and equipment of Rentech. In addition, the line of credit is secured by a mortgage against the building in which our research and development laboratory resides, 1,000,000 shares of the Company’s common stock consisting of 200,000 shares each owned by five officers of the Company and the residence of one of the officers of the Company. The balance of this line of credit at December 31, 2003 was $500,000.

RENTECH, INC.

Notes to the Consolidated Financial Statements

December 31, 2003 (Unaudited)

Note 8 – Stockholders’ Equity

Common Stock

During the quarter ended December 31, 2003, the Company offered shares of its common stock for sale in a private placement offering of up to $500,000. The Company granted non-exclusive rights to several placement agents to sell the shares under the offering described in the memorandum. The Company offered its shares for sale at $0.45 per share. In addition, the Company agreed to issue warrants to its brokers, who served as selected dealers in the private placement, to purchase one share of the Company’s common stock for every $4.00 of the Company’s common stock sold, at a purchase price of $1.00. The warrants are exercisable for a period of three years from the date the placement began. The Company issued 124,445 shares of its common stock for cash of $56,000 during September 2003, and an additional 986,665 shares of its common stock for cash of $444,000 during the three months ended December 31, 2003 under the private placement. The Company incurred $95,600 in offering costs related to the private placement. The Company has also issued warrants to purchase 93,500 shares of the Company’s common stock to brokers related to the private placement. During the period, the Company also issued 890,000 shares of its common stock upon the exercise of stock options and warrants for cash proceeds of $617,626. In addition, the Company issued 915,425 shares of its common stock upon the conversion of $450,265 of long-term convertible debt to stockholders. The Company incurred $307,000 in non-cash offering costs during the three months ended December 31, 2003 related to the convertible notes issued during the period.

Stock Options and Warrants

During the three months ended December 31, 2003, the Company issued options to an employee of the Company to purchase 50,000 shares of the Company’s common stock. The options were valued at $13,963 using the Black-Scholes option-pricing model and did not result in a charge to compensation expense. The Company also issued warrants to certain consultants to purchase 160,000 shares of the Company’s common stock. The warrants were valued using the Black-Scholes option-pricing model, which resulted in consulting expense charges of $28,522. In addition, the Company issued warrants to certain brokers to purchase 93,500 shares of the Company’s common stock. The warrants were valued using the Black-Scholes option-pricing model which resulted in an offering cost charge to additional paid in capital of $29,413.

Note 9 – Segment Information

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

RENTECH, INC.

Notes to the Consolidated Financial Statements

December 31, 2003 (Unaudited)

Note 9 – Segment Information (continued)

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

	Three Months Ended December 31,
	2003	2002
Revenues:
Alternative fuels	$67,731	$410,749
Paints	376,837	307,200
Oil and gas field services	1,078,587	663,131
Industrial automation systems	122,510	611,132

	$1,645,665	$1,992,212

Income (loss) from operations:
Alternative fuels	$(1,351,945)	$(1,086,032)
Paints	(131,350)	(121,875)
Oil and gas field services	82,067	11,458
Industrial automation systems	(206,698)	(79,318)

	$(1,607,926)	$(1,275,767)

Depreciation and amortization:
Alternative fuels	$123,570	$193,519
Paints	6,341	5,187
Oil and gas field services	34,851	30,928
Industrial automation systems	26,819	26,947

	$191,581	$256,581

Interest expense:
Alternative fuels	$337,476	$86,311
Paints	—	—
Oil and gas field services	1,073	389
Industrial automation systems	14,031	12,936

	$352,580	$99,636

Equity in net loss of investees:
Alternative fuels	$(48,242)	$(56,423)

Expenditures for additions of long-lived assets:
Alternative fuels	$55,528	$6,398
Paints	—	1,483
Oil and gas field services	62,110	8,514
Industrial automation systems	2,949	3,122

	$120,587	$19,517

RENTECH, INC.

Notes to the Consolidated Financial Statements

December 31, 2003 (Unaudited)

Note 9 – Segment Information (continued)

	December 31, 2003	September 30, 2003
Investment in equity method investees:	$(28,543)	$(15,070)

Total assets:
Alternative fuels	$5,597,562	$5,590,559
Paints	1,516,364	1,613,634
Oil and gas field services	2,473,376	2,298,340
Industrial automation systems	1,300,157	1,684,581

	$10,887,459	$11,187,114

Note 10 – Subsequent Events

Subsequent to December 31, 2003, the Company issued 1,800,000 shares of its common stock upon the exercise of stock options and warrants for cash proceeds of $1,620,000. The Company incurred $51,426 in offering costs related to the exercise of the options and warrants. In addition, the Company issued 2,080,613 shares of its common stock upon the conversion of $948,463 of long-term convertible debt to stockholders.

RENTECH, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Statements made in this report and the information incorporated by reference into this report that are not historical factual statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include, among other things, statements regarding the intent, belief or expectations of Rentech and its officers. They can be identified by the use of terminology such as “may,” “will,” “expect,” “believe,” “intend,” “plan,” “estimate,” “anticipate,” “should” and other comparable terms or the negative of them. In addition, we, through our senior management, from time to time make forward-looking oral and written public statements concerning our expected future operations and other developments. You are cautioned that, while forward-looking statements reflect our good faith belief and best judgment based upon current information, they are not guarantees of future performance and are subject to known and unknown risks and uncertainties. These risks are uncertainties could cause actual results to differ materially from expectations. Factors that could affect Rentech’s results include our ability to obtain financing for working capital; obtaining customers for our technology, services and products; the decision of our licensees and potential licensees to proceed with any GTL project; the timing of various phases of a GTL project; and the entry into definitive agreements with others related to a project. Any forward-looking statements, whether made in this report or elsewhere, should be considered in context with the risk factors discussed or incorporated by reference in this report and the various disclosures made by us about our businesses in our various public reports.

OUR BUSINESSES

Rentech GTL Technology - Alternative Fuels Segment. We are an energy technology company engaged in the gas-to-liquids (GTL) business. We have developed and own patented and proprietary GTL technology that we license to members of the energy industry. Our Rentech GTL Technology is useful for converting feedstock consisting of synthesis gases derived from carbon-bearing materials, either natural gas or liquids or solids, into synthetic liquid hydrocarbons. The products include clean-burning diesel fuel, naphthas used for making gasoline and certain petrochemicals, and specialty products such as petroleum waxes, petrochemical feedstocks, and synthetic lubricant base oil. The liquid hydrocarbons resulting from our GTL process are similar to analogous products derived from crude oil refining, but with significant environmental benefits. Tests of our diesel fuel show that it is clean-burning. Unlike conventional transportation fuels, our fuels emit ultra-low amounts of sulfur and aromatics that cannot be detected by standard tests.

Rentech’s efforts have been focused on achieving commercial use of our proprietary gas-to-liquids process, which we call the Rentech GTL Technology. We are seeking revenues from licensing the technology, from royalties charged for each barrel of liquid hydrocarbons produced by process plants that use the technology, and from contract payments for the engineering designs and technical services we provide for evaluating the feasibility of proposed plants, and after a license is granted, for design of a plant. We have maintained a GTL development and testing laboratory to support use of this technology. The laboratory staff has concentrated on further developing and refining the Rentech GTL Technology. The lab has also conducted contract work for Texaco Energy Systems LLC (Texaco), a licensee, and for other companies who are potential licensees and who want to evaluate the feasibility of their feedstock for use with the Rentech GTL Technology.

Subsidiaries. In addition to our GTL alternative fuels segment, we own interests in three subsidiary businesses. OKON, Inc. and Petroleum Mud Logging Inc. are wholly-owned, while we own 56 percent of REN Corporation.

OKON, Inc. – Paint Segment. OKON manufactures and markets water-based wood stains, concrete stains, concrete block pluggers and other water repellent sealers. All of the coatings we produce are biodegradable and environmentally clean.

RENTECH, INC.

Petroleum Mud Logging, Inc. – Oil and Gas Field Services Segment. PML provides well logging services to the oil and gas industry. We own 35 special vehicles equipped as mobile laboratories that are moved in the field from well to well. Through state-of-the-art instruments, the logging equipment measures traces of gases and water throughout the depth of a well bore by analyzing the drilling mud recovered from the well as drilling progresses. The mineral owners use this information to detect the presence of oil and gas deposits in underground formations, and to direct the exploration and development drilling of their properties.

REN Corporation – Industrial Automation Systems Segment. REN manufactures computer-controlled testing equipment systems and sells them on a custom-order basis to industrial manufacturers. These manufacturers use REN’s industrial automation systems for controlling quality and increasing productivity in the manufacture of their products. The customers’ products include automatic hydraulic pumps, valves and actuators; diesel fuel injection pumps; transmissions; automatic hydraulic presses; and hydraulic hose assembles. REN’s primary market has been automated test equipment for the fluid power industry.

OVERVIEW OF FINANCIAL CONDITION

At December 31, 2003, we had negative working capital of $1,491,882. Until the Rentech GTL Technology is accepted for commercial use and provides a net profit, we expect to have to augment the revenues provided by operations of our alternative fuels segment and our subsidiaries, with additional private placements of our common stock or other equity securities convertible into common stock.

We have historically relied for working capital upon private placements of our equity represented by our common stock, supplemented by debt financing. We have now issued or committed for issuance essentially all of our authorized 100,000,000 shares of common stock. In our proxy materials for the 2004 annual meeting, we have recommended that our shareholders approve a proposed amendment to our articles of incorporation to increase the number of authorized shares of common stock from 100,000,000 to 150,000,000. If the shareholders do not approve this proposal by the required vote of a majority of outstanding shares, the Company will be deprived of the primary source of financing that it has relied upon in the past. In that event, the Company would have to reduce its activities related to the GTL Technology which would materially adversely impact our ability to commercialize the Rentech GTL Technology. Additionally, our ability to acquire ownership participation in GTL projects utilizing the Rentech GTL Technology would be similarly affected.

RENTECH, INC.

SELECTED BUSINESS SEGMENT INFORMATION

The revenue and operating income (loss) amounts in this report are presented in accordance with accounting principles generally accepted in the United States of America. Segment information appearing in Note 9 of the Notes to the Consolidated Financial Statements is presented in accordance with SFAS 131, Disclosures about Segments of an Enterprise and Related Information.

The following table provides revenues, operating income (loss) from operations and net loss applicable to common stockholders by each of our business segments for the three months ended December 31, 2003 and 2002. More complete details about the results of operations of our business segments are set forth later in this report under the section heading “Results of Operations”.

	Three Months Ended December 31,
	2003	2002
Revenues:
Alternative fuels	$67,731	$410,749
Paints	376,837	307,200
Oil and gas field services	1,078,587	663,131
Industrial automation systems	122,510	611,132

Total revenues	$1,645,665	$1,992,212

Income (loss) from operations:
Alternative fuels	$(1,351,945)	$(1,086,032)
Paints	(131,350)	(121,875)
Oil and gas field services	82,067	11,458
Industrial automation systems	(206,698)	(79,318)

Total operating loss	$(1,607,926)	$(1,275,767)

Net loss applicable to common stockholders:
Alternative fuels	$(1,738,270)	$(1,223,512)
Paints	(131,350)	(121,875)
Oil and gas field services	80,805	11,078
Industrial automation systems	(128,828)	(56,862)

Total net loss applicable to common stockholders	$(1,917,643)	$(1,391,171)

OVERVIEW OF STATUS OF THE RENTECH GTL TECHNOLOGY

During the fiscal periods discussed in this report, we realized revenues associated with the Rentech GTL Technology in our alternative fuels segment. These revenues included royalties earned up to March of 2003 under our October 1998 license of the Rentech GTL Technology to Texaco, and contract payments for technical engineering services provided to Texaco and certain other companies.

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

RENTECH, INC.

With the change to the Texaco license, we are now able to offer licenses of our Rentech GTL Technology to other energy businesses for conversion of coal, petroleum coke and other solids and liquids. We are now working with several other companies to study the feasibility of developing GTL projects using the Rentech GTL Technology. No commitments have been made to proceed with these projects, and we have received no revenues from them. The goal of the work with Texaco was to integrate Texaco’s gasification technology with our Rentech GTL Technology.

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

We anticipate that we may receive increased contract payments for design studies if interest by members of the energy industry in our technology grows. We do not expect to realize significantly increased revenues from exploitation of the Rentech GTL Technology until we obtain a customer and grant a license for a commercial-scale plant using the technology and work on designing the plant is underway. We are working with several energy companies and related businesses to prepare and evaluate their proposals to develop or retrofit plants that would use our technology. There are no assurances that they will pursue these projects or that adequate financing will be available or that we will succeed in retrofitting and successfully operating any existing industrial plant at a profit. Our future operating revenues will depend primarily upon obtaining licenses and engineering study and design contracts for use of the Rentech GTL Technology, followed by success by our licensees in financing, constructing and operating commercial-scale plants using the Rentech GTL Technology. Other factors affecting our success include competition by other GTL technologies, availability of low-cost feedstock, and market prices for conventional fuels and hydrocarbon products with which synthetic liquid hydrocarbons produced by use of our technology will compete.

The revenues from our GTL licensees fees and royalties and the contract work performed at our GTL laboratory, including payments we previously received from contract work for Texaco, have not been adequate to fund our operations. We do not expect revenues from our GTL technology to produce a net profit until we obtain additional contracts for feasibility studies, engineering designs for planning for a GTL plant using our technology, and fees for grants of licenses. During the three months ended December 31, 2003, we incurred a net loss of $1,738,270 associated with the Rentech GTL Technology in our alternative fuels segment, compared with a net loss of $1,223,512 for the three months ended December 31, 2002.

Reducing our activities related to the Rentech GTL Technology would materially adversely impact our ability to commercialize the Rentech GTL technology. Cutting back these operations would delay, and perhaps prevent, commercial use of the Rentech GTL Technology.

We believe that important events within the GTL industry during 2003 indicate increasing interest in the energy industry and the investment community in the commercial use of GTL technology. Seven major banking institutions joined in agreements to finance construction of a 33,000 barrel per day GTL plant to be constructed by Sasol in Qatar at a cost of approximately $1 billion. We believe that this indicates that key members of the financial community are recognizing GTL projects as economically viable. Royal Dutch Shell announced in October 2003 that it would invest approximately $5 billion in its GTL technology for construction of a 140,000-barrel per day GTL plant. Conoco Phillips Petroleum announced a proposal to construct a 130,000-barrel per day GTL plant, also in Qatar. We believe that these announcements signal that the energy industry, with support from financial concerns, may be moving toward commercial use of GTL technologies like ours.

RENTECH, INC.

OVERVIEW OF STATUS OF OUR SUBSIDIARIES

Our business strategy includes operating our subsidiaries in the expectation of revenues and cash flow to offset some of the costs of bringing the Rentech GTL Technology to commercial use and profitable operations as soon as feasible. We realized revenues from the stains, sealers and coatings business conducted by our wholly-owned subsidiary, OKON, Inc.; from the oil and gas field services provided by Petroleum Mud Logging, Inc., a wholly-owned subsidiary; and from the manufacture of complex microprocessor controlled industrial automation systems by REN Corporation, a 56% owned subsidiary. We are attempting to increase the revenues of OKON, Inc. and REN Corporation to achieve positive cash flows from them. During the quarters ended December 31, 2003 and 2002, OKON, Inc. and REN Corporation experienced substantial net losses.

During the first quarter of fiscal 2004, OKON expanded its net revenues over those in the same quarter in fiscal 2003 through increased sales to wholesalers who distribute OKON’s products to independent retail stores, as well as to national and retail paint manufacturers. OKON’s net loss in the three months ended December 31, 2003 was $131,350, compared to a net loss of $121,875 in the same period in 2002. This loss is a function of the seasonality of OKON’s markets and level of current market penetration. The decrease in income versus the prior period reflects specific pre-investment in this year’s programs to infill business in our primary markets of California and Arizona in anticipation of a strong spring selling season for water-based and environmentally clean stains and sealers.

Petroleum Mud Logging, Inc. continued to perform well during the first quarter of fiscal 2004, increasing its net revenues over those for the same quarter in fiscal 2003. PML is benefiting from our investments in upgrading its technology, as well as from increased demand for drilling for natural gas, and increased marketing efforts. PML’s net income in the three months ended December 31, 2003 was $80,805, compared to $11,078 in the same period in 2002.

REN Corporation experienced a decline in contract orders for its automated test systems during the first quarter of fiscal 2004 compared to the same quarter in fiscal 2003. We believe this reduction is due to a decrease in industry orders resulting from a general economic downturn and a series of corporate reorganizations that have affected REN’s historical customers, and deterred placements of new orders with REN. REN’s net loss in the three months ended December 31, 2003 was $128,828, compared to a net loss of $56,862 in the same period in 2002. This increased loss is in spite of certain cost reductions implemented during the period and reflects a lack of new contracts required to provide sufficient revenue to cover operating costs. REN Corporation is looking at alternatives to increase its revenues including an aggressive program to develop a more standardized test stand and expanded test stand servicing arrangements.

RENTECH, INC.

RESULTS OF OPERATIONS

More detailed information about our financial statements is provided in the following portions of this section. The following discussion should be read in conjunction with our consolidated financial statements and the notes to those statements.

The following table sets forth, for the quarters ended December 31, 2003 and December 31, 2002, a comparison of changes between the two quarters in the components of our Consolidated Statements of Operations:

	Three Months Ended December 31,
	2003	2002
Gross Profit Percentage
Product sales	41.5%	49.3%

Oil and gas field services	29.4%	25.1%
Industrial automation systems	(13.4)%	30.7%
Technical services	66.8%	51.8%
Rental income	100.0%	100.0%

Total service gross profit percentage	28.0%	33.7%

Royalty income	—	100.0%

	31.1%	38.1%

As a Percentage of Consolidated Net Sales
Product sales	22.9%	15.4%

Oil and gas field services	65.6%	33.3%
Industrial automation systems	7.4%	30.7%
Technical services	2.4%	16.3%
Rental income	1.7%	1.3%

Total service as a percentage of consolidated net sales	77.1%	81.6%
Royalty income	—	3.0%

	100.0%	100.0%

Operating expenses
General and administrative expense	108.9%	87.9%
Depreciation and amortization	9.4%	10.0%
Research and development	10.5%	4.3%

	128.8%	102.2%

Loss from operations	(97.7)%	(64.0)%

Other income (expenses)
Equity in loss of investee	(2.9)%	(2.8)%
Interest income	0.2%	0.3%
Interest expense	(21.4)%	(5.0)%
Loss on disposal of fixed assets	(0.2)%	—

	(24.4)%	(7.6)%

Minority interest in subsidiary’s net (income) loss	5.6%	1.8%

Net loss	(116.5)%	(69.8)%

RENTECH, INC.

QUARTER ENDED DECEMBER 31, 2003 COMPARED TO QUARTER ENDED DECEMBER 31, 2002:

Revenues

	Three Months Ended December 31,
	2003	2002
Revenues:
Product sales	$376,837	$307,200

Oil and gas field services	1,078,587	663,131
Industrial automation systems	122,510	611,132
Technical services	39,867	325,587
Rental income	27,864	25,162

Total service revenues	1,268,828	1,625,012
Royalty income	—	60,000

Total revenues	$1,645,665	$1,992,212

Product Sales. Our product sales were realized from sales of water-based stains, sealers and coatings by our subsidiary OKON, Inc., through which we conduct this paint business segment. These sales produced revenues of $376,837 for the three months ended December 31, 2003. This compares to revenues from this segment of $307,200 for the three months ended December 31, 2002, an increase of 23%. The increase in paint revenue reflects the success of our continued marketing efforts in our primary distribution markets that we have been expanding over the past year.

Service Revenues. Service revenues are provided by three of our business segments. The segments are the oil and gas field services segment, the Rentech GTL Technology technical services portion of the alternative fuels segment, and the industrial automation systems segment. The Rentech GTL Technology technical services are provided through the scientists and technicians who staff our development and testing laboratory. In addition, the alternative fuels segment includes rental income from leases to others of portions of the development and testing laboratory building.

Petroleum Mud Logging, Inc. Service revenues in the amount of $1,078,587 were derived from contracts for our oil and gas field services for the three months ended December 31, 2003. Our oil and gas field service revenues for the three months ended December 31, 2003 increased by $415,456, or 63%, from the service revenues of $663,131 for the three months ended December 31, 2002. The increase in oil and gas field services revenue was due to an increase in demand for our mud logging services as drilling for new natural gas wells has continued to increase in our service market. Therefore, a higher percentage of our 35 mud logging vehicles were under contract in the field for the three months ended December 31, 2003 as compared to the three months ended December 31, 2002. We were also able to increase our billing rates for services as demand increased.

REN Corporation provided service revenues in the amount of $122,510 during the three months ended December 31, 2003 and $611,132 during the three months ended December 31, 2002 from contracts for the manufacture of complex microprocessor controlled industrial automation systems by our 56% owned subsidiary, REN Corporation. The $488,622 decrease in industrial automation systems revenue during the three months ended December 31, 2003 occurred because fewer systems were manufactured in the current year due to the lack of new contracts. Of the decrease, 65% is attributable to Caterpillar as the majority of the cost-intensive work on the Caterpillar contracts was completed during fiscal 2002. The remaining 35% is related to a decrease in revenue from all other customers.

RENTECH, INC.

Our alternative fuels segment provided service revenues, including revenue earned for technical services provided to certain customers with regard to the Rentech GTL Technology. These technical services were performed at our development and testing laboratory. Our service revenues for these technical services were $39,867 during the three months ended December 31, 2003 as compared to $325,587 during the three months ended December 31, 2002. These revenues included $0 from Texaco and $39,867 from other customers during the three months ended December 31, 2003, and $280,795 from Texaco and $44,792 from other customers during the three months ended December 31, 2002. Compared to the prior year, our service revenues from these technical services decreased by $285,720 or 88% during the three months ended December 31, 2003. Of this decrease, $280,795, or 98%, was a decrease in revenues from Texaco while $4,925, or 2%, was a decrease in revenues from other technical services customers. The work for Texaco decreased during the three months ended December 31, 2003 as our services to it under our 1999 technical services contract ceased upon the modification in March 2003 of our license agreement with Texaco. The change provides Texaco a non-exclusive license, rather than an exclusive license, to use our technology with liquid and solid materials.

Rental income is also included in our service revenues. We leased part of our development and testing laboratory building in Denver, which was acquired in February 1999, to a tenant. Rental income from this tenant contributed $27,864 in revenue during the three months ended December 31, 2003 as compared to $25,162 during the three months ended December 31, 2002. Rental income is included in our alternative fuels segment because the rental income is generated from the laboratory building that houses our development and testing laboratory, which is part of the alternative fuels segment.

Royalty Income consisted of royalties that we received as a result of our October 1998 license of the Rentech GTL Technology to Texaco. Under the license agreement, we earned $0 in royalties during the three months ended December 31, 2003 and $60,000 during the three months ended December 31, 2002. No royalties were received subsequent to February 2003, and no royalties will be received in the future under the October 1998 license agreement as a result of modification to the license agreement in March 2003. By that modification, Texaco’s exclusive license to use our technology with liquid and solid feedstocks became non-exclusive. Royalty income, which is generated through licensing the Rentech GTL Technology, is included in our alternative fuels segment.

Cost of Sales

	Three Months Ended December 31,
	2003	2002
Cost of sales:
Product costs	$220,341	$155,772

Oil and gas field services	761,694	496,629
Industrial automation systems	138,909	423,258
Technical services	13,232	156,843

Total service cost of sales	913,835	1,076,730

Total cost of sales	$1,134,176	$1,232,502

Our cost of sales include costs for our OKON products as well as for our oil and gas field services, technical services including research and development contract costs, and industrial automation system services. During the three months ended December 31, 2003, the combined cost of sales was $1,134,176 compared to $1,232,502 during the three months ended December 31, 2002. The decrease for the three months ended December 31, 2003 resulted from a decrease in cost of sales for the alternative fuels segment and the industrial automation systems segment, offset by an increase in cost for product sales and for the oil and gas field services segment.

Cost of sales for product sales is the cost of sales of our paint business segment for sales of stains, sealers and coatings. During the three months ended December 31, 2003, our costs of sales for the paint segment increased by $64,569 or 41% to $220,341, as compared to the three months ended December 31, 2002. The increase in costs was due to an increase in raw materials used in the manufacturing process resulting from increased product sales during the three months ended December 31, 2003 as compared to the three months ended December 31, 2002. The increase in paint revenue reflects the success of our continued marketing efforts in our primary distribution markets that we have been expanding over the past year.

RENTECH, INC.

Cost of sales for oil and gas field services increased to $761,694 during the three months ended December 31, 2003, up from $496,629 during the three months ended December 31, 2002. Of the increase of $265,065, 84% was related to field labor and benefits and field living expenses, while the remainder was made up of supplies and other such miscellaneous costs. The increase in cost of sales resulted from the increase in oil and gas field services revenue, which occurred due to an increase in demand for our mud logging services as drilling for new natural gas wells has continued to increase in our service markets.

Cost of sales for the industrial automation systems segment were $138,909 during the three months ended December 31, 2003 as compared to $423,258 during the three months ended December 31, 2002. The decrease of $284,349 during the three months ended December 31, 2003 was directly related to the 80% decrease in revenues from this segment as compared to the three months ended December 31, 2002. The decrease in revenue occurred because fewer systems were manufactured in the current year due to the lack of new contracts.

Cost of sales for technical services was $13,232 during the three months ended December 31, 2003, down from $156,843 during the three months ended December 31, 2002. The decrease of $143,611 resulted from a reduction in labor and supplies costs at our research and development laboratory. This was the result of a decrease in work for Texaco and other customers during the three months ended December 31, 2003 as compared to the three months ended December 31, 2002. These revenues decreased due to delays in obtaining contracts under discussion for technical services work by us.

Gross Profit

	Three Months Ended December 31,
	2003	2002
Gross Profit:
Product sales	$156,496	$151,428

Oil and gas field services	316,893	166,502
Industrial automation systems	(16,399)	187,874
Technical services	26,635	168,744
Rental income	27,864	25,162

Total service gross profit	354,993	548,282
Royalty income	—	60,000

Total gross profit	$511,489	$759,710

Our gross profit for the three months ended December 31, 2003 was $511,489, as compared to $759,710 for the three months ended December 31, 2002. The decrease of $248,221 or 33% resulted from a combination of the contributions from each of our operating segments. The gross profit contribution of our paint segment increased during the three months ended December 31, 2003 by $5,068 as compared to the three months ended December 31, 2002, while the contribution of our oil and gas field services segment increased by $150,391. These increases were more than offset by decreases of $204,273 for the industrial automation systems segment and $142,109 from technical services during the three months ended December 31, 2003 as compared to the three months ended December 31, 2002. Gross profit was further decreased by a reduction in contribution during the three months ended December 31, 2003 from royalty income of $60,000.

RENTECH, INC.

Operating Expenses

	Three Months Ended December 31,
	2003	2002
Operating expenses:
General and administrative	$1,791,916	$1,750,233
Depreciation and amortization	154,950	199,976
Research and development	172,549	85,268

Total operating expenses	2,119,415	2,035,477

Operating expenses consist of general and administrative expense, depreciation and amortization and research and development. Our operating expenses have historically been grouped into several categories of major expenses. These include research and development related to the Rentech GTL Technology through operation pilot plants and the Synhytech commercial-scale plant in Pueblo, Colorado; management time and other costs related to acquiring and funding the subsidiaries that constitute our other business segments to bring them to profitable operations; marketing our technology; other general and administrative expenses; and the costs of financing our operations.

Our research and development expenses were substantially increased after we enhanced our development and testing laboratory and enlarged our laboratory staff in 1999. We have also had significant growth in our general and administrative expenses as our salary expenses and operating costs have grown. We are incurring substantial holding costs associated with our one-half ownership interest in Sand Creek Energy LLC, which owns the mothballed Sand Creek plant. These include the maintenance and expenses for our one-half interest in the plant.

If we invest with others in developing a plant that uses our Rentech GTL Technology, we expect to incur large costs for any plants in which we may acquire an equity interest. When production is achieved from any plant that we co-own, we anticipate incurring new expenses to market and sell the products. If we make substantial capital investments in plants in which we may acquire an equity interest, we would incur significant depreciation and amortization expenses in the future.

General and Administrative Expenses. General and administrative expenses were $1,791,916 during the three months ended December 31, 2003, up $41,683 from the three months ended December 31, 2002 when these expenses were $1,750,233. Salaries and benefits allocated to general and administrative expenses rather than to cost of sales increased by $104,679 or 13%. This was due to a reduction in technical services work provided to third parties at our research and development laboratory. General and administrative expenses further increased during the three months ended December 31, 2003 due to a $14,741 or 16% increase in travel and entertainment expenses, primarily resulting from marketing activities related to the Rentech GTL Technology. Public relations and promotions expenses increased by $7,621 or 6% during the three months ended December 31, 2003 due to an increase in related fees. Commissions expenses decreased by $40,754 or 64% during the three months ended December 31, 2003 primarily related to the decrease in the number of systems manufactured by our industrial automation systems subsidiary. Insurance expenses decreased by $39,130 or 37% during the three months ended December 31, 2003 as a result of reductions in premiums of certain policies. Many other general and administrative expenses experienced increases and decreases during the three months ended December 31, 2003, none of which were individually significant.

Depreciation and Amortization. Depreciation and amortization expenses during the three months ended December 31, 2003 and 2002 were $188,145 and $256,581, a decrease of $68,436. Of these amounts, $33,195 and $56,605 were included in costs of sales. Amortization of capitalized software costs decreased by $70,982 during the three months ended December 31, 2003 as compared to the three months ended December 31, 2002. This decrease was offset by an increase in depreciation expense attributable to new vehicles and computer equipment acquired during the three months ended December 31, 2003.

RENTECH, INC.

Research and Development. Research and development expenses were $172,549 during the three months ended December 31, 2003, including $169,424 for our alternative fuels segment, $3,125 for our paint segment and $0 for our industrial automation systems segment. This expense increased by $87,281 from the three months ended December 31, 2002, when these expenses were $85,268. The expense for the three months ended December 31, 2002 included $74,408 for our alternative fuels segment, $6,250 for our paint segment and $4,610 for our industrial automation systems segment. Due to a decrease in billable technical services work performed at the development and testing laboratory for customers, we were able to conduct additional research and development work on the Rentech GTL Technology for our own purposes. Extensive work was completed in the areas of product upgrading and wax catalyst filtration as well as the completion of further catalyst development.

Total Operating Expenses. Total operating expenses during the three months ended December 31, 2003 were $2,119,415, as compared to $2,035,477 during the three months ended December 31, 2002, an increase of $83,938. The increase in total operating expenses as compared to the prior year is a result of an increase in general and administrative expenses of $41,683, a decrease in depreciation and amortization charges included in operating expenses of $45,026, and an increase in research and development expenses of $87,281.

Loss From Operations

	Three Months Ended December 31,
	2003	2002
Loss from operations	$(1,607,926)	$(1,275,767)

Loss from operations during the three months ended December 31, 2003 increased by $332,159. The increased loss compared to the prior year resulted from an increase in total operating expenses of $83,938 during the three months ended December 31, 2003 in addition to a decrease in gross profit of $248,221.

Other Income (Expense)

	Three Months Ended December 31,
	2003	2002
Other income (expense):
Equity in loss of investee	$(48,242)	$(56,423)
Interest income	2,845	5,300
Interest expense	(352,580)	(99,636)
Loss on disposal of fixed assets	(3,640)	—

Total other income (expense)	(401,617)	(150,759)

Equity in Loss of Investee. During the three months ended December 31, 2003, we recognized $48,242 in equity in loss of investee, as compared to $56,423 during the three months ended December 31, 2002. This represents our 50% share of the loss incurred by our joint venture in Sand Creek Energy LLC. The LLC is holding and maintaining the mothballed Sand Creek methanol plant. The decrease during the three months ended December 31, 2003 is due to a decrease in insurance and other maintenance costs of the facility.

Interest Expense. Interest expense during the three months ended December 31, 2003 was $352,580, increased from $99,636 during the three months ended December 31, 2002. Of the increase of $252,944, 95% resulted from the recognition of non-cash interest expenses related to convertible promissory notes issued in order to obtain working capital, with the remainder of the increase related to financing of annual insurance premiums and vehicles acquired during the three month period ended December 31, 2003.

RENTECH, INC.

Total Other Expenses. Total other expenses increased to $401,617during the three months ended December 31, 2003 from total other expenses of $150,759 during the three months ended December 31, 2002. The increase in total other expenses of $250,858 resulted from a decrease in equity in loss of investee of $8,181; a decrease in interest income of $2,455; and an increase in interest expense of $252,944 and an increase in loss on disposal of fixed assets of $3,640.

Minority Interest in Subsidiary’s Net Loss

	Three Months Ended December 31,
	2003	2002
Minority interest in subsidiary’s net loss	$91,900	$35,355

The minority interest in subsidiary’s net loss of $91,900 during the three months ended December 31, 2003, as compared to $35,355 during the three months ended December 31, 2002, resulted from the continued operating loss of REN Corporation.

Net Loss Applicable to Common Stockholders

	Three Months Ended December 31,
	2003	2002
Net loss applicable to common stockholders	$(1,917,643)	$(1,391,171)

For the three months ended December 31, 2003, we experienced a net loss applicable to common stockholders of $1,917,643 or $0.02 per share compared to a net loss applicable to common stockholders of $1,391,171 or $0.02 per share during the three months ended December 31, 2002. The increase of $526,472 resulted from an increase in loss from operations of $332,159, an increase in total other expenses of $250,858, and an increase in minority interest in subsidiary’s net loss of $56,545.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2003, we had negative working capital of $1,491,882, as compared to negative working capital of $1,571,738 at September 30, 2003. Our current assets totaled $3,047,168 including accounts receivable of $1,063,404 and our current liabilities were $4,539,050. We had long-term liabilities of $3,424,759, of which most related to our long-term convertible debt as well as the mortgage on our development and testing laboratory.

To obtain capital for working funds, we have previously sold shares of our common stock at a discount from the market price in private placements. We have also previously sold our stock purchase warrants and our convertible promissory notes bearing interest in private placements. The warrants and notes have been convertible into shares of our common stock at a discount. Some of them remain outstanding. This method of financing, by selling our securities convertible into common stock, which has been our principal means of obtaining capital, will no longer be available to us because essentially all of the shares of common stock we are authorized to issue have been issued or are subject to be issued upon conversion of our stock purchase options, stock purchase warrants or convertible promissory notes. To change this situation, we intend to seek approval of our shareholders at the 2004 annual meeting of shareholders to be held in March 2004, to increase the number of authorized shares of common stock from 100,000,000 shares to 150,000,000 shares. If the shareholders do not approve this proposal by the required vote of a majority of outstanding shares, the Company will be deprived of the primary source of financing that it has relied upon in the past. In that event, the Company would have to reduce its activities related to the GTL Technology which would materially adversely impact our ability to commercialize the Rentech GTL Technology. Additionally, our ability to acquire ownership participation in GTL projects utilizing the Rentech GTL Technology would be similarly affected. We are willing to sell some of our assets. Doing so, however, would materially reduce our revenues from our subsidiaries and the book value of our assets. We intend to sell our one-half interest in the Sand Creek Plant to obtain some capital, but the net proceeds of the sale would not cover our annual losses from operations.

RENTECH, INC.

The primary source of our liquidity has been equity capital contributions and debt financing. We added an additional source of liquidity in March 1997 through the purchase of OKON, Inc., which conducts our paint business segment. We have received royalties from granting Texaco Energy Systems LLC (Texaco), now a division of ChevronTexaco Corporation, a license for use of the Rentech GTL Technology in October 1998. We also received service revenues from Texaco for technical services relating to the Rentech GTL Technology, from April 1999 to March 2003. This work was undertaken to integrate the Texaco gasification technology with our Rentech GTL Technology. We added another source of liquidity with the purchase in June 1999 of the mud logging assets that we operate through Petroleum Mud Logging, Inc. as our oil and gas field services segment. Finally, we added another source of liquidity with the purchase in August 2001 of 56% of REN Corporation, which manufactures complex microprocessor controlled industrial automation systems. Our 50% interest in the assets of the mothballed Sand Creek methanol plant is available for sale.

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

From our inception on December 18, 1981 through December 31, 2003, we have incurred losses in the amount of $42,356,689. For the three months ended December 31, 2003, we recognized a $1,917,643 net loss. If we do not operate at a profit in the future, we may be unable to continue operations at the present level. As of December 31, 2003, we had an unrestricted cash balance of $314,412 and our cash balance has increased significantly since that time due to the issuance of 1,800,000 shares of our common stock upon the exercise of stock options and warrants for cash proceeds of $1,620,000. We have been successful in the past in obtaining debt and equity financing. For the years ended September 30, 2003 and 2002, we received net cash proceeds from the issuance of common stock of $1,577,100 and $1,456,724. For the years ended September 30, 2003 and 2002, we received cash proceeds from long-term debt and long-term convertible debt to stockholders of $2,505,000 and $2,250,000. For the years ended September 30, 2003 and 2002, we received cash proceeds from the issuance of convertible preferred stock of $0 and $500,000.

RENTECH, INC.

If shareholders approve our proposal to increase the number of shares of common stock that we are allowed to issue, we may issue common stock or other securities in future private placements to fund working capital requirements. In addition, we are attempting to sell all or some of the assets of Sand Creek Energy, LLC, a company in which we have a 50% interest. We are currently funding 50% of the expense of maintaining this facility at a cost of approximately $16,000 per month. We believe that with our current available cash, revenues from operations, additional debt and equity financing and the potential sale of assets, we will be able to meet our cash operating requirements through September 30, 2004. Obtaining equity financing through placements of additional securities, however, depends upon approval by shareholders at the annual meeting scheduled for March 2004 of a proposed increase in the number of shares of common stock that we are authorized to issue. If we are unable to obtain additional debt or equity financing, our current available cash, revenues from operations and the potential sale of assets will not enable us to meet our expected cash operating requirements through the end of the fiscal year on September 30, 2004.

Direct payments from Texaco ended in fiscal 2003. If we do not obtain a significant amount of work from others for our laboratory in the near future, we may be compelled to greatly reduce or close our testing and development laboratory and sharply reduce our scientific and technical staff, among other reductions in operating expenditures.

ANALYSIS OF CASH FLOW

The following table summarizes our Consolidated Statements of Cash Flows:

	Three Months Ended December 31,
	2003	2002
Net Cash (Used in) Provided by:
Operating activities	$(1,276,386)	$(344,419)
Investing activities	(147,786)	(52,333)
Financing activities	1,422,821	(480,400)

Cash Flows From Operating Activities

Net Loss. Operating activities produced net losses of $1,917,643 the three months ended December 31, 2003, as compared to $1,391,171 during the three months ended December 31, 2002. The cash flows used in operations during these periods resulted from the following operating activities.

Depreciation. Depreciation is a non-cash expense. This expense increased during the three months ended December 31, 2003 by $5,983, as compared to the three months ended December 31, 2002. The increase was attributable to new vehicles and computer equipment acquired during the three months ended December 31, 2003.

Amortization. Amortization is also a non-cash expense. This expense decreased during the three months ended December 31, 2003 by $70,985, as compared to the three months ended December 31, 2002. The decrease is attributable to certain capitalized software, which was written off as of September 30, 2003.

Salaries Expense Paid Through Debt. During the three months ended December 31, 2003, we issued convertible promissory notes totaling $266,780 in lieu of cash to certain officers of the Company in payment of their salaries.

Minority Interest in Net Loss of Subsidiary. The minority interest in net loss of subsidiary of $91,900 during the three months ended December 31, 2003 results from our 56% ownership of REN Corporation.

Changes in Operating Assets and Liabilities. The changes in operating assets and liabilities, net of business combination, result from the following factors.

RENTECH, INC.

Accounts Receivable. Accounts receivable decreased by $80,409 during the three months ended December 31, 2003, as compared to the three months ended December 31, 2002. The decrease in accounts receivable was due to a decrease in technical services revenue at our research and development laboratory of 88% and a decrease in revenue from our industrial automation systems segment of 80%. These decreases were partially offset by increases in sales by the paint segment of 23% and from the oil and gas field services segment of 63%.

Costs and Estimated Earnings in Excess of Billings. Costs and estimated earnings in excess of billings decreased $357,822 during the three months ended December 31, 2003 as a result of the timing of contract billings and other contract activity within the industrial automation systems segment. These contracts are accounted for under the percentage of completion method of accounting.

Accounts Payable. Accounts payable decreased by $131,543 during the three months ended December 31, 2003. This decrease resulted from the timing of receiving and paying trade payables.

Billings in Excess of Costs and Estimated Earnings. Billings in excess of costs and estimated earnings increased $78,989 during the three months ended December 31, 2003 as a result of contracts within the industrial automation systems segment which are accounted for under the percentage of completion method of accounting.

Accrued Liabilities, Accrued Payroll and Other. Accrued liabilities, accrued payroll and other decreased $184,692 during the three months ended December 31, 2003 as a result of the timing of payment of certain payroll related accruals.

Net Cash Used in Operating Activities. The total net cash used in operations increased to $1,276,386 during the three months ended December 31, 2003, as compared to $344,419 during the three months ended December 31, 2002. The increase reflects increased cash costs for operating expenses.

Cash Flows From Investing Activities

Purchase of Property and Equipment. During the three months ended December 31, 2003, we purchased $79,935 of property and equipment. Of the property and equipment purchases, 55% was attributable to vehicles purchased for our oil and gas field services segment, while the remaining 45% was attributable to office furniture and equipment and computer equipment.

Cash Used in Purchase of Investments. We used $34,749 to fund our 50% share of expenses of Sand Creek Energy, LLC during the three months ended December 31, 2003.

Net Cash Used in Investing Activities. The total net cash used in investing activities increased to $147,786 during the three months ended December 31, 2003 as compared to $52,333 during the three months ended December 31, 2002. The increase was primarily a result of purchases of property and equipment.

Cash Flows From Financing Activities

Proceeds from Issuance of Common Stock. During the three months ended December 31, 2003, we received $1,036,625 in net cash proceeds from the issuance of common stock compared to $820 during the three months ended December 31, 2002.

Proceeds from Stock Subscription Receivable. During the three months ended December 31, 2003, we received no proceeds from a stock subscription receivable, as compared to proceeds of $76,186 during the three months ended December 31, 2002.

Payment of Offering Costs. During the three months ended December 31, 2003, we paid $95,600 in offering costs as compared to $0 during the three months ended December 31, 2002.

Proceeds from Line of Credit, Net. During the three months ended December 31, 2003, we received net proceeds on our lines of credit of $109,302 as compared receiving net proceeds from our lines of credit of $422,998 during the three months ended December 31, 2002.

RENTECH, INC.

Proceeds from Long-Term Debt and Notes Payable. During the three months ended December 31, 2003, we received proceeds from long-term convertible debt in the amount of $792,530, compared to no such proceeds during the three months ended December 31, 2002.

Payments on Long-Term Convertible Debt and Notes Payable. During the three months ended December 31, 2003, we repaid $201,432 on our debt obligations as compared to $134,408 during fiscal 2002. Payments in the current quarter reflect payments on related party notes and long-term convertible debt.

Net Cash Provided by Financing Activities. The net cash used in financing activities during the three months ended December 31, 2003 was $1,422,821, compared to $480,400 in cash provided by financing activities during the three months ended December 31, 2002.

Cash decreased during the three months ended December 31, 2003 by $1,351 compared to a decrease of $877,152 during the three months ended December 31, 2002. These changes decreased the ending cash balance at December 31, 2003 to $814,412 and decreased the ending cash balance at December 31, 2002 to $155,768.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

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

Investment In Advanced Technology Companies. The Company has an investment in certain advanced technology companies. The investment is stated at the estimated net realizable value and is evaluated periodically for impairment and is carried at the lower of cost or estimated net realizable value. The evaluation that we perform is based upon estimates. The actual value that we realize from this investment may be more or less than its carrying value. We will recognize gains or losses on these investments, if any, when realized.

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

RENTECH, INC.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

An investment in our securities involves a high degree of risk. You should carefully consider the following factors and other information included or incorporated by reference in our periodic reports filed with the Securities and Exchange Commission before making an investment decision. These risks and uncertainties are not the only ones we face. Others that we do not know about now, or that we do not think are important, may impair our business or the trading price of our shares of common stock.

Lack of Profitable Operations and History of Losses. We have a history of operating losses and have never operated at a profit. From our inception on December 18, 1981 through December 31, 2003, we have incurred losses in the amount of $42,356,689. For the three months ended December 31, 2003, we recognized a net loss of $1,917,643 applicable to common shareholders. If we do not operate at a profit in the future, we may be unable to continue our operations at the present level. Ultimately, our ability to maintain our present level of business will depend upon earning a profit from commercialization of the Rentech GTL Technology through license fees, royalties and design engineering contracts. Our ability to do this has not been demonstrated.

Working Capital. Our working capital is primarily used for operations, investing activities and payments on long-term debt. At December 31, 2003, we had negative working capital of $1,491,882. This compared to negative working capital of $1,571,738 at September 30, 2003. If we are not able to maintain or improve our working capital position, we may not be able to implement our plan to commercialize the Rentech GTL Technology or to maintain our operations at the current level. If we are unable to obtain additional debt or equity financing, our current available cash, revenues from operations and the potential sale of assets will not enable us to meet our expected cash operating requirements through the end of the fiscal year on September 30, 2004.

Need for Additional Financing. To raise capital, we have previously issued shares of our common stock, as well as options and warrants to purchase additional shares of common stock. We have expended and will continue to expend substantial funds to research and develop our technologies, especially the Rentech GTL Technology. We intend to seek additional debt and equity financing in the capital markets. There can be no assurance that additional financing, when required, will be available or available on terms acceptable to us. If we cannot obtain sufficient funds, we may be required to delay or to eliminate expenditures for some of our business activities or to sell some of our assets. We may also obtain additional funds through equity and debt project financing and collaborative or other arrangements with joint venture partners and others. If additional funds are raised by issuing equity securities, further dilution to investors may occur. Our board of directors is currently empowered, without stockholder approval, to issue and has issued preferred stock with dividend, liquidation, conversion, voting and other rights that could adversely affect the voting power, equity ownership and other rights of the holders of Rentech’s common stock.

Lack of Authorized Shares of Common Stock. To continue our historic method of financing our expenses without a profit from operations, we have privately placed shares of our common stock or securities convertible into our common stock. This method of financing may no longer be available to us because essentially all of the shares of common stock we are authorized to issue have been issued or are subject to being issued upon conversion of our stock purchase options, stock purchase warrants or convertible promissory notes. If our shareholders do not approve our proposal to increase the authorized shares from 100,000,000 to 150,000,000 at the 2004 annual meeting of shareholders, this type of equity financing will not be available to us.

RENTECH, INC.

Successful Operation of Plants Using Rentech GTL Technology Not Assured. The successful use of Rentech GTL Technology largely depends upon our ability and that of our licensees to design, construct and operate plants using the technology on a commercial scale. Successful commercial use of plants using our technology depends upon a number of factors. These include, among others, constructing plants that are properly designed by the user for the chemical composition of the feedstock obtained for the plant; the amount and quantity of the feedstock; the availability and cost of construction financing; mechanical adequacy of the plant equipment and machinery, whether related or unrelated to the Rentech GTL Technology; availability and adequacy of roads, utilities, worker housing and other infrastructure that may be required, at the plant site; the plant operator’s management and skills; operating circumstances; and other conditions that we may not anticipate or control.

Economic Use of Rentech GTL Technology Not Assured. Our ability to benefit from the Rentech GTL Technology depends upon economic operation of plants that use the technology on a commercial scale. Whether our technology can be profitably operated depends upon several factors. These include adequate quantities of low-cost feedstock, the availability and cost of construction financing, the economic efficiency of the technology, and market demand for the end products at profitable prices. Those qualities, especially the economic performance of the technology, have not been established in a commercial-scale plant. Poor economic results at plants using Rentech GTL Technology would adversely impact our operating results and financial condition by depressing or eliminating our potential income from the technology.

Lack of Adequate Capital to Exploit Rentech GTL Technology. The capital cost of gas process plants and natural gas fields or other sources of feedstock that would use the Rentech GTL Technology requires more capital than is available to us or to many of our potential licensees. These limitations have slowed and will continue to delay use of the technology and resulting revenues to us. Significant delays may occur before we realize substantial revenues, if any, from operating plants.

Success of the Rentech GTL Technology Depends Upon Licensees. We do not have adequate capital to finance, construct and operate our own commercial plants. Successful use of the Rentech GTL Technology depends upon obtaining financing through joint ventures or use of the technology by licensees with adequate financing. Under the license agreements that we offer, our licensees are responsible for obtaining sources of feedstock, conducting feasibility studies, recruiting personnel who are skilled in gas process plants, obtaining governmental approvals and permits, obtaining sufficient financing on favorable terms for the large capital expenditures required; possibly constructing infrastructure if not otherwise available at the plant site; designing, constructing and operating the plant; and marketing the products. The ability of any licensee to accomplish these requirements, and the efforts, resources and timing schedules to be applied by a licensee, will be controlled by it. If licensees do not proceed with plants using the Rentech GTL Technology or do not successfully operate plants, we would not benefit from the technology.

Competitiveness of the Rentech GTL Technology Not Assured. The development of gas-to-liquids technology is highly competitive. The Rentech GTL Technology is based on Fischer-Tropsch processes that have been used by several others in synthetic fuel projects during the past 60 years. Historic experience has indicated that most of these applications of the established processes were not an economic means to create synthetic fuels. Because of increasing worldwide demand for fuels and other products of the gas-to-liquids technology, as well as the large quantities of carbon bearing gas, liquid and solid materials available as feedstock, there are economic incentives to develop and achieve significant market penetration for successful Fischer-Tropsch technology. Several major integrated oil companies, as well as several smaller companies, have developed or are developing competing technologies. Each of these companies, especially the major oil companies, have significantly more financial and other resources than we do to spend on developing, promoting and using their GTL technology. The U.S. Department of Energy has also sponsored a number of research programs in Fischer-Tropsch technology, some of which might potentially lower the cost of processes that compete with the Rentech GTL Technology. These companies, the Department of Energy, or others, may develop technologies that are more commercially successful or better accepted in the industry than our technology, which could render it obsolete and unmarketable.

No Assurance of Industry Acceptance of Technologies. As is typical in the case of new and rapidly evolving technologies, including the Rentech GTL Technology and the advanced technologies in which we have an interest, demand and industry acceptance are subject to high levels of uncertainty. If the applicable industries fail to accept any of these technologies, especially the Rentech GTL Technology, whether due to unsuccessful use or their novelty, or for other reasons, or acceptance develops more slowly than expected, our business, operating results and financial condition will be materially adversely affected.

RENTECH, INC.

Operating Hazards of Plants Using the Rentech GTL Technology. Plants that use the Rentech GTL Technology process carbon-bearing materials, including natural gas, into synthesis gas. Some plants will require the use of oxygen producing systems to convert the feedstock into synthesis gas. These gases, especially oxygen, are highly flammable and explosive. Severe personal injuries and material property damage may result. If such accidents did occur, our licensees and we could have substantial liabilities and costs. We are not insured for these risks. Furthermore, accidents of this type would likely adversely affect operation of existing as well as proposed plants by increasing costs for safety features.

Dependence Upon Key Personnel. Our success in implementing our business plan is substantially dependent upon the contributions of our executive officers and key employees. The individuals include Dr. Charles B. Benham, Dr. Mark S. Bohn, and Dennis L. Yakobson, each of whom has jointly or individually invented various aspects of the Rentech GTL Technology. At this stage of our development, economic success of the Rentech GTL Technology depends upon several factors, including design of gas process plants and their startup to achieve optimal plant operations. That effort requires knowledge, skills, and relationships unique to our key personnel. Moreover, to successfully compete, we will be required to engage in continuous research and development regarding processes, products, markets and costs. Loss of the services of the executive officers or other key employees could have a material adverse effect on our business, operating results and financial condition. We do not have key man life insurance.

Risk of Technological and Regulatory Change. The markets for our services and products are characterized by rapidly changing competition, new legislation and regulations, and evolving industry standards. If our competitors introduce new technology, if new legislation or regulations are adopted, or if new industry standards emerge, our technologies and products could become obsolete and unmarketable. If we do not anticipate these changes and successfully develop and introduce improvements on a timely basis, we could lose some or all of our customers. That would eliminate or reduce our revenues from the technology that is affected.

Limitations on Protection of Intellectual Property. We rely on a combination of patent, trade secret, copyright and trademark law, nondisclosure agreements and technical security measures to protect our intellectual property rights in our various lines of business. Our patents provide us exclusive rights to exploit the Rentech GTL Technology, but the technology could be infringed by others. Our trade secrets for the formulas for our OKON sealers and for our computer software programs used for our GTL process, our oil and gas well field services, and our automated industrial test equipment, could become public. If a trade secret is acquired by a competitor, our competitive position in that line of business would be harmed and our revenues could be substantially reduced.

Fluctuations in Quarterly and Annual Results. We have in the past, and expect in the future, to experience significant fluctuations in quarterly and annual operating results. These variations include differences in actual results of operations from results expected by financial analysts and investors, the demand for licenses of the Rentech GTL Technology, timing of construction and completion of plants using our technology, success in operating plants, receipt of license fees and engineering fees and royalties, improvements or enhancements of gas-to-liquids technology by us and our competitors, economic use of our technology in commercial plants, changes in oil and gas market prices, the impact of competition by other technologies and energy sources, and general economic conditions. We believe that period-to-period comparisons of our results of operations may not necessarily be meaningful and should not be relied upon as indications of future performance. Some or all of these factors may cause our operating results in future fiscal quarters and years to be below the expectations of public market analysts and investors. In this event, the price of our common stock is likely to be materially adversely affected. If so, investors in our common stock who purchased at higher prices would be unable to sell their stock except at a loss.

RENTECH, INC.

Deterrence of Tender Offers by Fair Price Provisions. Our Articles of Incorporation include provisions that may make it more difficult for a third party to acquire control of our Company. These provisions include grouping of the board of directors into three classes with staggered terms; a requirement that directors may be removed without cause only with the approval of the holders of 66-2/3% of the outstanding voting power of our capital stock; and a requirement that the holders of not less than 66-2/3% of the voting power of our outstanding capital stock approve certain business combinations of the Company with any holder of more than 10% of the voting power or an affiliate of any such holder unless the transaction is either approved by at least a majority of the uninterested and unaffiliated members of the board of directors or unless certain minimum price and procedural requirements are met. We also have a shareholder rights plan that authorizes issuance to existing shareholders of substantial numbers of preferred share rights or shares of common stock in the event a third party seeks to acquire control of a substantial block of our common stock. These provisions could deter a third party from tendering for the purchase of some or all of our stock and could have the effect of entrenching management and reducing the market price of our common stock.

CONTRACTUAL OBLIGATIONS

In addition to the lines of credit and long-term convertible debt previously described, we have entered into various other contractual obligations. The following table lists our significant contractual obligations at December 31, 2003.

	Payments Due By Period
Contractual Obligations	Less than 1 year	2-3 years	4-5 years	After 5 years	Total
Notes payable to related parties	$263,133	$—	$—	$—	$263,133
Lines of credit	1,318,770	—	—	—	1,318,770
Long-term debt	196,733	80,352	37,965	954,901	1,269,951
Long-term convertible debt	450,678	2,315,512	—	—	2,766,190
Settlement of judgment	100,500	—	—	—	100,500
Operating leases	217,236	214,665	228,036	106,121	766,058

	$2,547,050	$2,610,529	$266,001	$1,061,022	$6,484,602

We are a guarantor on the $1,000,000 line of credit with Premier Bank until it matures on May 1, 2004. This guaranty includes any amount of the line of credit for which the 44% shareholders of REN are responsible to us.

In the agreement to acquire an ownership interest in INICA, we agreed to repurchase our shares used as part of the purchase price if the market value falls below $0.40. As of December 31, 2003, we have not re-acquired any shares under this provision and do not believe that there will be an obligation to re-acquire its shares in the future.

We have entered into various long-term promissory notes, with monthly principal and interest payments of $43,307, at interest rates of 0% to 9.6%, which are collateralized by certain fixed assets of the Company.

We have leased office space under a non-cancelable operating lease, which expires October 31, 2009, with a renewal option for an additional five years. We have also leased office and warehouse space under a lease that expires during March 2005. In addition we have entered into various other operating leases, which expire through February 2005.

RENTECH, INC.

In addition to the contractual obligations previously described, we have entered into various other commercial commitments. The following table lists these commitments at December 31, 2003.

	Amount of Commitment Expiration Per Period
Other Commercial Commitments	Less than 1 year	2-3 years	4-5 years	After 5 years	Total
Employment agreements	$941,971	$797,411	$—	$—	$1,739,382

	$941,971	$797,411	$—	$—	$1,739,382

We have entered into various employment agreements with our executive officers that extend to December 31, 2006. These agreements describe annual compensation as well as the compensation that we must pay upon termination of employment.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk through interest rates related to our investment of current cash and cash equivalents. These funds are generally highly liquid with short-term maturities, and we do not consider the related market risk to be material. Our long-term debt is at fixed rates of interest. We believe that fluctuations in interest rates in the near term will not materially affect our consolidated operating results, financial position or cash flow.

ITEM 4.	CONTROLS AND PROCEDURES

As of December 31, 2003, our management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and the Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2003. There have been no significant changes in our internal controls or in the other factors that could significantly affect the internal controls subsequent to December 31, 2003.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

In the normal course of business, the Company is party to litigation from time to time. The Company maintains insurance to cover certain actions and believes that resolution of such litigation will not have a material adverse effect on the Company.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS.

During the three months ended December 31, 2003, the Company offered shares of its common stock for sale in a private placement offering of up to $500,000. The Company granted non-exclusive rights to several placement agents to sell the shares under the memorandum. The Company offered its shares for sale at $0.45 per share. In addition, the Company agreed to issue warrants to its brokers, who served as selected dealers in the private placement, to purchase one share of the Company’s common stock for every $4.00 of the Company’s common stock sold, at a purchase price of $1.00. The warrants are exercisable for a period of three years from the date the placement began. The Company issued 124,445 shares of its common stock for cash of $56,000 during September 2003, and an additional 986,665 shares of its common stock for cash of $444,000 during the three months ended December 31, 2003 under the private placement. The Company incurred $95,600 in offering costs related to the private placement. The Company has also issued warrants to purchase 93,500 shares of the Company’s common stock to brokers related to the private placement. The issuance of common shares was not registered under the Securities Act of 1933, as amended, in reliance upon Section 4(2) promulgated under that act. We agreed to register with the SEC the shares of common stock issued as well as the common stock into which the warrants may be converted.

RENTECH, INC.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits:

Exhibit Index

3.1	Restated and Amended Articles of Incorporation dated January 4, 1991 (incorporated by reference to the exhibits to Amendment No. 2 to Registration Statement No. 33-378150-D on Form S-18 filed on January 18, 1991).

3.2	Articles of Amendment dated April 5, 1991 to the Restated and Amended Articles of Incorporation (incorporated by reference to the exhibits to Current Report on Form 8-K dated August 10, 1993 filed with the Securities and Exchange Commission).

3.3	Articles of Amendment dated January 26, 1998 to Articles of Incorporation-Preferences, Limitations and Relative Rights of Convertible Stock, Series 1998-B of Rentech, Inc. (incorporated by reference to Exhibit No. 3.(I).2 to Annual Report on Form 10-KSB for the year ended September 30, 1998 filed on January 13, 1999).

3.4	Articles of Amendment dated December 4, 1998 to Articles of Incorporation-Designation, Preferences and Rights of Series 1998-C Participating Cumulative Preference Stock of Rentech, Inc. pertaining to Rentech’s Shareholder Rights Plan (incorporated by reference to Exhibit No. 3.(I).4 to Annual Report on Form 10-KSB for the year ended September 30, 1998, filed on January 13, 1999).

3.5	Bylaws dated January 19, 1999 (incorporated by reference to Exhibit No. 3.(ii) to Annual Report on Form 10-KSB for the year ended September 30, 1999 filed on January 12, 2000).

4.1	Shareholder Rights Plan dated November 10, 1998 (incorporated by reference to the exhibits to Current Report on Form 8-K/A filed on July 10, 2002).

4.2	Form of Stock Purchase Warrant issued in the 1999 private placement of securities (incorporated by reference to Exhibit No. 4.2 to Annual Report on Form 10-KSB for the year ended September 30, 1999 filed on January 12, 2000).

4.3	Form of Convertible Promissory Note issued under the 2002 private placement of convertible promissory notes (incorporated by reference to the exhibits to Form S-3/A Amendment Two to Registration Statement No. 333-85682 filed on October 28, 2002).

4.4	Form of Stock Purchase Warrant issued in the 2002 private placement of securities (incorporated by reference to the exhibits to Form S-3/A Amendment Two to Registration Statement No. 333-85682 filed on October 28, 2002).

4.5	Form of Registration Rights Agreement (incorporated by reference to the exhibits to Form S-3/A Amendment Two to Registration Statement No. 333-85682 filed on October 28, 2002).

4.6	Form of Non-statutory Stock Option Agreement (incorporated by reference to the exhibits to Form S-3/A Amendment Two to Registration Statement No. 333-85682 filed on October 28, 2002).

4.7	Form of Convertible Promissory Note issued under the 2003 private placement of convertible Promissory notes.

4.8	Form of Stock Purchase Warrant issued under the 2003 private placement of convertible promissory notes.

10.1	1990 Stock Option Plan (incorporated by reference to the exhibits to Registration Statement No. 33-37150-D on Form S-18).

RENTECH, INC.

10.2	1994 Stock Option Plan (incorporated by reference to the exhibits to Post-Effective Amendment No. 5 to Registration Statement No. 33-37150-D on Form S-18).

10.3	1996 Stock Option Plan (incorporated by reference to the exhibits to Current Report on Form 8-K dated December 18, 1996).

10.4	1998 Stock Option Plan (incorporated by reference to the exhibits to Registration Statement No. 333-95537 on Form S-8).

10.5	2001 Stock Option Plan (incorporated by reference to the exhibits to Annual Report on Form 10-K for the year ended September 30, 2002).

10.6	2003 Stock Option Plan (incorporated by reference to the exhibits to Annual Report on Form 10-K for the year ended September 30, 2002).

10.7	License Agreement with Texaco Natural Gas, Inc. dated October 8, 1998 (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-KSB for the year ended September 30, 1998).

10.8	Technical Services Agreement dated June 14, 1999 with Texaco Energy Systems, Inc. (incorporated by reference to Exhibit 10.7 to Annual Report on Form 10-K for the year ended September 30, 2001).

10.9	Letter of Intent with ITN Energy Systems, Inc. dated October 17, 1996 (incorporated by reference to the exhibits to Current Report on Form 8-K/A dated November 7, 1996).

10.10	Services Contract with Wyoming Business Council dated January 30, 2001 (incorporated by reference to Exhibit 10.9 to Amendment Two to Registration Statement No. 333-85682 of Form S-3/A).

10.11	Letter Agreement with BC Projectos dated March 4, 1999 (incorporated by reference to Exhibit No. 10.11 to Amendment No. Two to Registration Statement No. 333-85682 on Form S-3/A filed on October 28, 2002).

10.12	Letter of Intent with Pertamina dated October 2, 2001 (incorporated by reference to Exhibit No. 10.12 to Amendment No. Two to Registration Statement No. 333-85682 on Form S-3/A filed on October 28, 2002).

10.13	Letter of Intent with Oroboros AB dated September 29, 1999 (incorporated by reference to Exhibit No. 10.13 to Amendment No. Two to Registration Statement No. 333-85682 on Form S-3/A filed on October 28, 2002).

10.14	Memorandum of Understanding with GTL Bolivia, S.A. dated June 22, 2001 (incorporated by reference to Exhibit No. 10.14 to Amendment No. Two to Registration Statement No. 333-85682 on Form S-3/A filed on October 28, 2002).

10.15	Memorandum of Understanding with Jacobs Engineering U.K. Limited dated July 15, 1999 (incorporated by reference to Exhibit No. 10.15 to Amendment No. Two to Registration Statement No. 333-85682 on Form S-3/A filed on October 28, 2002).

10.16	Memorandum of Understanding with Jacobs Engineering U.K. Limited dated January 20, 2004 (incorporated by reference to Exhibit 10.1 to Form 8-K dated January 28, 2004).

10.17	Agreement with Petrie Parkman & Co. dated May 10, 2001 (incorporated by reference to Exhibit No. 10.16 to Amendment No. Two to Registration Statement No. 333-85682 on Form S-3/A filed on October 28, 2002).

10.18	Employment Contract with executive officer of subsidiary REN Corporation (incorporated by reference from the exhibits to Rentech’s Annual Report on Form 10-K for the year ended September 30, 2001, filed on December 28, 2001).

RENTECH, INC.

10.19	Employment Agreement with Charles B. Benham (incorporated by reference to Exhibit No. 10.18 to Amendment No. Two to Registration Statement No. 333-85682 on Form S-3/A filed on October 28, 2002).

10.20	Employment Agreement with Mark S. Bohn (incorporated by reference to Exhibit No. 10.19 to Amendment No. Two to Registration Statement No. 333-85682 on Form S-3/A filed on October 28, 2002).

10.21	Employment Agreement with Ronald C. Butz (incorporated by reference to Exhibit No. 10.20 to Amendment No. Two to Registration Statement No. 333-85682 on Form S-3/A filed on October 28, 2002).

10.22	Employment Agreement with James P. Samuels (incorporated by reference to Exhibit No. 10.21 to Amendment No. Two to Registration Statement No. 333-85682 on Form S-3/A filed on October 28, 2002).

10.23	Employment Agreement with Dennis L. Yakobson (incorporated by reference to Exhibit No. 10.22 to Amendment No. Two to Registration Statement No. 333-85682 on Form S-3/A filed on October 28, 2002).

31.1	Certification of President and Chief Executive Officer pursuant to Rule 15d – 14(a).

31.2	Certification of Vice President - Finance and Chief Financial Officer pursuant to Rule 15d – 14(a).

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Vice President - Finance and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(b)	Reports on Form 8-K:

Form 8-K filed on December 12, 2003 regarding a technical services agreement.

RENTECH, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RENTECH, INC.

Dated: February 13, 2004	/s/ Dennis L. Yakobson

Dennis L. Yakobson, President and Chief Executive Officer

Dated: February 13, 2004	/s/ Geoffrey S. Flagg

Geoffrey S. Flagg Chief Financial Officer