Form 10-Q
period 2004-03-31
RENTECH INC /CO/
filed 2004-05-14
CIK 868725

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

The number of shares of the Registrant’s common stock outstanding as of May 12, 2004 was 88,209,044.

RENTECH, INC.

Form 10-Q

Second Quarter ended March 31, 2004

2

RENTECH, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Balance Sheets

	March 31, 2004	September 30, 2003
	(Unaudited)
Assets
Current assets
Cash	$1,121,115	$315,763
Restricted cash	500,000	500,000
Accounts receivable, net of $17,500 allowance for doubtful accounts	1,233,693	1,143,813
Costs and estimated earnings in excess of billings	21,593	482,070
Stock subscription receivable	350,000	—
Other receivables	90,475	23,757
Receivable from related party	19,868	30,097
Inventories (Note 3)	518,113	535,782
Prepaid expenses and other current assets	340,021	178,720

Total current assets	4,194,878	3,210,002

Property and equipment, net of accumulated depreciation of $1,885,483 and $1,702,548	4,157,413	4,217,953

Other assets
Licensed technology, net of accumulated amortization of $2,420,699 and $2,306,308	1,010,449	1,124,841
Capitalized software costs, net of accumulated amortization of $80,068 and $868,343	16,014	32,027
Goodwill, net of accumulated amortization of $400,599	1,006,554	1,006,554
Non-compete agreement, net of accumulated amortization of $88,099 and $71,567	74,401	90,934
Investment in advanced technology companies (Note 4)	1,200,000	1,200,000
Technology rights, net of accumulated amortization of $187,035 and $172,648	100,711	115,098
Deposits and other assets	106,466	189,705

Total other assets	3,514,595	3,759,159

Total assets	$11,866,886	$11,187,114

(Continued on following page)

See notes to consolidated financial statements.

RENTECH, INC.

Consolidated Balance Sheets

(Continued from previous page)

	March 31, 2004	September 30, 2003
	(Unaudited)
Liabilities And Stockholders’ Equity
Current liabilities
Accounts payable	$943,605	$960,561
Billings in excess of costs and estimated earnings	17,695	6,300
Accrued payroll and benefits	420,654	526,899
Deferred compensation	473,346	437,958
Accrued liabilities	383,384	473,265
Other liability	59,000	142,000
Convertible notes payable to related parties (Note 6)	178,175	87,899
Lines of credit payable (Note 7)	1,304,630	1,428,072
Current portion of long-term debt	113,705	86,351
Current portion of long-term convertible debt to stockholders (Note 5)	53,422	632,435

Total current liabilities	3,947,616	4,781,740

Long-term liabilities
Long-term debt, net of current portion	1,089,994	1,054,183
Long-term convertible debt to stockholders, net of current portion (Note 5)	1,822,816	2,147,256
Lessee deposits	7,485	7,485
Investment in Sand Creek	15,229	15,070

Total long-term liabilities	2,935,524	3,223,994

Total liabilities	6,883,140	8,005,734

Minority interest	23,799	154,269

Commitments and contingencies

Stockholders’ equity (Note 8)
Convertible preferred stock - $10 par value; 1,000,000 shares authorized and no shares outstanding	—	—
Common stock - $.01 par value; 150,000,000 shares authorized; 88,054,786 and 79,336,585 shares issued and outstanding	880,548	793,366
Additional paid-in capital	48,111,467	42,672,791
Accumulated deficit	(44,032,068)	(40,439,046)

Total stockholders’ equity	4,959,947	3,027,111

Total liabilities and stockholders’ equity	$11,866,886	$11,187,114

See notes to consolidated financial statements.

RENTECH, INC.

Consolidated Statements of Operations

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Revenues
Product sales	$544,904	$441,882	$921,741	$749,082
Service revenues	1,518,341	1,633,113	2,787,169	3,258,125
Royalty income	—	40,000	—	100,000

Total revenues	2,063,245	2,114,995	3,708,910	4,107,207

Cost of sales
Product sales	273,030	190,253	493,371	346,025
Service costs	1,032,461	1,033,242	1,946,296	2,109,972

Total cost of sales	1,305,491	1,223,495	2,439,667	2,455,997

Gross profit	757,754	891,500	1,269,243	1,651,210

Operating expenses
General and administrative expense	1,890,222	1,641,289	3,682,138	3,391,522
Depreciation and amortization	130,726	211,680	285,676	411,656
Research and development	212,861	157,340	385,410	242,608

Total operating expenses	2,233,809	2,010,309	4,353,224	4,045,786

Loss from operations	(1,476,055)	(1,118,809)	(3,083,981)	(2,394,576)

Other income (expenses)
Equity in loss of investee	(52,431)	(52,803)	(100,673)	(109,226)
Interest income	4,538	6,601	7,383	11,901
Interest expense	(190,001)	(117,429)	(542,581)	(217,065)
Loss on disposal of fixed assets	—	—	(3,640)	—

Total other income (expense)	(237,894)	(163,631)	(639,511)	(314,390)

Minority interest in subsidiary’s net loss	38,570	49,382	130,470	84,737

Net loss applicable to common stockholders	$(1,675,379)	$(1,233,058)	$(3,593,022)	$(2,624,229)

Basic and diluted loss per common share	$(0.02)	$(0.02)	$(0.04)	$(0.04)

Basic and diluted weighted-average number of common shares outstanding	85,588,165	72,205,977	83,041,519	72,102,205

See notes to consolidated financial statements.

RENTECH, INC.

Consolidated Statement of Stockholders’ Equity

(Unaudited)

	Convertible Preferred Stock				Common Stock		Additional Paid-in Capital	Unearned Compensation	Accumulated Deficit	Total Stockholders’ Equity
	Series A		Series B		Shares	Amount
	Shares	Amount	Shares	Amount
Balance, September 30, 2003 (audited)	—	$—	—	$—	79,336,585	$793,366	$42,672,791	$—	$(40,439,046)	$3,027,111
Common stock issued for cash, net of offering costs of $95,600	—	—	—	—	986,665	9,867	338,533	—	—	348,400
Common stock issued for options and warrants exercised, net of offering costs of $121,675	—	—	—	—	4,532,632	45,326	3,270,828	—	—	3,316,154
Common stock issued for conversion of convertible notes	—	—	—	—	3,133,325	31,333	1,433,329	—	—	1,464,662
Stock options granted for services	—	—	—	—	—	—	28,522	—	—	28,522
Offering costs of convertible notes	—	—	—	—	—	—	307,000	—	—	307,000
Common stock issued for services	—	—	—	—	65,579	656	60,464	—	—	61,120
Net loss for the six months ended March 31, 2004	—	—	—	—	—	—	—	—	(3,593,022)	(3,593,022)

Balance, March 31, 2004	—	$—	—	$—	88,054,786	$880,548	$48,111,467	$—	$(44,032,068)	$4,959,947

See notes to consolidated financial statements.

RENTECH, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended March 31,
	2004	2003
Cash flows from operating activities
Net loss	$(3,593,022)	$(2,624,229)

Adjustments to reconcile net loss to net cash used in operating activities
Increase in allowance for doubtful accounts	—	5,500
Depreciation	220,114	209,138
Amortization	161,323	303,289
Interest income on receivable from related party	—	(3,908)
Loss on disposal of fixed assets	3,640	—
Equity in loss of investee	100,673	109,226
Minority interest in net loss of subsidiary	(130,470)	(84,737)
Accrued interest expense	36,666	16,310
Salaries expense paid through debt	357,877	241,780
Common stock issued for services	61,120	159,000
Stock options and warrants issued for services	28,522	—
Changes in operating assets and liabilities
Accounts receivable	(89,880)	353,965
Costs and estimated earnings in excess of billings	460,477	233,695
Other receivables and receivable from related party	(56,489)	26,259
Inventories	17,669	(70,967)
Prepaid expenses and other current assets	61,048	88,282
Accounts payable	(16,956)	103,499
Billings in excess of costs and estimated earnings	11,395	(136,143)
Accrued liabilities, accrued payroll and other	(243,737)	(120,803)

Net cash used in operating activities	(2,610,030)	(1,190,844)

Cash flows from investing activities
Purchase of property and equipment	(85,867)	(29,131)
Deposits and other assets	301,569	15,361
Cash used in purchase of investments	(100,513)	(112,195)

Net cash used in investing activities	115,189	(125,965)

Cash flows from financing activities
Proceeds from issuance of common stock	3,531,830	820
Proceeds from stock subscription receivable	—	76,186
Payment of offering costs	(217,275)	(67,499)
Proceeds from long-term debt and notes payable	565,000	655,000
Proceeds from line of credit, net	(123,442)	(55,377)
Payments on long-term convertible debt and notes payable	(455,920)	(257,538)

Net cash (used in) provided by financing activities	3,300,193	351,592

Increase (decrease) in cash	805,352	(965,217)

Cash, beginning of period	815,763	1,032,920

Cash, end of period	$1,621,115	$67,703

(Continued on following page)

See notes to consolidated financial statements.

RENTECH, INC.

Consolidated Statements of Cash Flows

(Continued from previous page)

For the six months ended March 31, 2004 and 2003, the Company made cash interest payments of $224,039 and $217,065. Excluded from the statements of cash flows for the six months ended March 31, 2004 and 2003 were the effects of certain non-cash investing and financing activities as follows:

	Six Months Ended March 31,
	2004	2003
Purchase of annual insurance financed with a note payable	$222,348	$191,355
Issuance of common stock for conversion of convertible notes payable	$1,464,662	$59,505
Issuance of common stock for exercise of stock options in partial settlement of deferred compensation	$—	$82,000
Deferred financing charges for convertible promissory notes	$307,000	$93,778
Issuance of common stock for subscription receivable	$350,000	$—
Purchase of a fixed asset with note payable	$77,347	$—

See notes to consolidated financial statements.

RENTECH, INC.

Notes to Consolidated Financial Statements

March 31, 2004 (Unaudited)

Note 1 – Description of Business and Basis of Presentation

Description of Business

Rentech, Inc. (“Rentech”, “we”, or “the Company”) is an energy technology company engaged in the gas-to-liquids (GTL) business. We have developed and own patented and proprietary GTL technology that we license to members of the energy industry. In addition to our GTL alternative fuels segment, we own interests in three subsidiary businesses. Our wholly owned subsidiaries, OKON, Inc. and Petroleum Mud Logging Inc., operate in the paint and oil and gas field services segments, respectively. In addition, our 56 percent owned subsidiary, REN Corporation, operates in the industrial automation systems segment.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended September 30, 2003. Operating results for the six months ended March 31, 2004 are not necessarily indicative of the results that may be realized for the full fiscal year ending September 30, 2004.

Management’s Plans

From the Company’s inception on December 18, 1981 through March 31, 2004, the Company has incurred losses in the amount of $44,032,068. For the six months ended March 31, 2004, the Company recognized a $3,593,022 net loss. If the Company does not operate at a profit in the future, the Company may be unable to continue its operations at the present level.

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

Historically, the Company has relied for working capital upon private placements of our equity represented by our common stock, supplemented by debt financing. On March 19, 2004, the Company’s shareholders approved an amendment to the Company’s articles of incorporation to increase the number of authorized shares of common stock from 100,000,000 to 150,000,000. In achieving its objectives as planned for fiscal 2004, the Company will need to issue additional shares of its common stock and may issue shares of its convertible preferred stock or other convertible securities in private placements to fund working capital requirements. In addition, the Company is seeking buyers to purchase all or some of its one-half interest in the assets of Sand Creek Energy, LLC. The Company believes that its current available cash, revenues from operations, and the potential sale of assets will not be sufficient to meet its cash operating requirements through the fiscal year ended September 30, 2004 without additional debt and equity financing. Obtaining equity financing through placements of additional securities, however, depends upon obtaining investors who are willing to invest in our equity securities.

RENTECH, INC.

Notes to Consolidated Financial Statements

March 31, 2004 (Unaudited)

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

For the six months ended March 31, 2004 and 2003, stock options for a total of 3,134,418 and 4,721,766 shares, stock warrants for a total of 3,527,905 and 5,240,836 shares and total long-term convertible debt which is convertible into shares of common stock of 4,583,608 and 8,050,174 shares were not included in the computation of diluted loss per share because their effect was anti-dilutive.

RENTECH, INC.

Notes to Consolidated Financial Statements

March 31, 2004 (Unaudited)

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

	Six Months Ended March 31,
	2004	2003
Loss applicable to common stock
As reported	$(3,593,022)	$(2,624,229)
Pro forma	$(3,732,915)	$(2,624,229)

Loss per common share
As reported	$(.04)	$(.04)
Pro forma	$(.04)	$(.04)

Note 3 – Inventories

Inventories consist of the following:

	March 31, 2004	September 30, 2003
Finished goods	$165,859	$168,055
Work in process	45,817	51,714
Raw materials	306,437	316,013

	$518,113	$535,782

RENTECH, INC.

Notes to Consolidated Financial Statements

March 31, 2004 (Unaudited)

Note 4 – Investment in Advanced Technology Companies

On May 29, 1998, the Company acquired a 10% ownership in INICA, Inc. for $3,079,107. During the fourth quarter of fiscal 2003, the Company exchanged its 10% ownership in INICA for a 2.28% ownership in the common stock of Global Solar Energy, Inc. and a 5.76% ownership in the common stock of Infinite Power Solutions, Inc. Global Solar Energy manufactures and markets flexible photovoltaic (PV) modules, while Infinite Power Solutions is developing micro-miniature thin-film rechargeable batteries. As of September 30, 2003, the Company assessed the value of its minority ownership interests in Global Solar Energy and Infinite Power Solutions based upon currently available information. As a result of that assessment, the Company recorded an impairment of investment of approximately $1,900,000 and the investment in the two Advanced Technology Companies is recorded at the estimated net realizable value of $1,200,000. The assessment that the Company performed was based upon estimates. The actual value that is realized from these investments may be more or less than $1,200,000. The Company will recognize gains or losses on these investments, if any, when realized. As of March 31, 2004, the Company reassessed the value of its minority ownership interests and determined no impairment was necessary.

Note 5 – Long-Term Convertible Debt

On February 25, 2002, the Company issued four long-term convertible notes totaling $2,250,000 to existing stockholders of the Company, which bear interest at 8.5% and mature on February 25, 2006. Monthly cash payments on the notes total $19,526. The notes are convertible into no more than 4,500,000 shares of the Company’s common stock at a conversion price of $0.50 per share, less two shares for every dollar of principal reduction of the notes paid in the form of cash. Principal in the amount of one thirty-sixth of the declining principal balance of the notes automatically converts into the Company’s common stock at a conversion price of $0.50 per share on the first day of each month. The notes are secured by the assets of OKON, Inc., including the capital stock of that company. As a result of the automatic conversion feature, $385,260 of the long-term convertible debt to stockholders is scheduled to convert into the Company’s common stock during the next twelve months. The balance of these convertible notes at March 31, 2004 was $1,368,713.

During January, February, and April 2003, the Company entered into ten convertible notes totaling $1,955,000 with existing stockholders of the Company, which bear interest at 9% and mature in January, February and April 2004. The notes may be converted in whole or in part into common stock of the Company at a conversion rate of $0.45 per share. Two of the notes automatically converted into common stock of the Company during fiscal 2003. In addition, the remaining eight notes were converted into 1,947,423 shares of common stock of the Company during the six months ended March 31, 2004.

On August 28, 2003, the Company entered into two convertible notes totaling $865,000 with existing stockholders of the Company, which bear interest at 10% and mature on August 28, 2006. During the six months ended March 31, 2004, the Company received $315,000 of the proceeds from the notes. Interest-only payments are due on the first day of each month. The market price of the Company’s common stock was greater than the conversion rate included in the notes. As a result, the Company recorded $187,000 in deferred financing charges related to these notes during the six months ended March 31, 2004. The notes are convertible at any time in whole or in part into registered common stock of the Company at a conversion rate of $0.45 per share. The balance of these convertible notes at March 31, 2004 was $865,000.

On October 29, 2003, the Company entered into four convertible notes totaling $250,000 with existing stockholders of the Company, which bear interest at 6% and mature on January 4, 2004. The market price of the Company’s common stock was greater than the conversion rate included in the notes. As a result, the Company recorded $120,000 in deferred financing charges related to these notes during the six months ended March 31, 2004. The notes were convertible at any time in whole or in part into registered common stock of the Company at a conversion rate of $0.50 per share, and were converted during the quarter ended December 31, 2003 into 500,000 shares of common stock of the Company.

RENTECH, INC.

Notes to Consolidated Financial Statements

March 31, 2004 (Unaudited)

Note 6 – Related Party Transactions

On January 1, 2003, the Company began to defer monthly salary payments to certain officers. These officers and the Company entered into convertible notes in the amount of such deferred salary payments. The notes bear interest at 9% and mature on January 1, 2005. The notes may be converted in whole or in part into unregistered common stock of the Company at a conversion rate of $0.45 per share for the deferrals between January 1, 2003 and March 31, 2003 and at the closing market price for all subsequent deferrals. As of March 31, 2004 the balance of these convertible notes was $178,175.

During the six months ended March 31, 2004, the Company incurred $1,475 in consulting services to a company in which a director of the Company is a principal.

Note 7 – Lines of Credit

On February 25, 2002, the Company entered into a $1,000,000 business line of credit agreement with Premier Bank through its 56% owned subsidiary, REN. The line of credit matures on May 1, 2004, at which time all unpaid principal and interest is due. The line of credit bears interest at prime plus 1.5% (5.5% at March 31, 2004), and interest is accrued and payable monthly. On February 27, 2002, the Company purchased a $500,000 certificate of deposit with Premier Bank, to be used as collateral on the line of credit. The line of credit is also collateralized by the first deed of trust on the real property of PML and REN. The line of credit is further guaranteed by Rentech, Petroleum Mud Logging, Inc. and the minority shareholder of REN. The balance of this line of credit at March 31, 2004 was $804,630. Subsequent to March 31, 2004, the Company successfully negotiated with Premier Bank to extend the maturity date of the line of credit to May 1, 2005.

On September 27, 2002, the Company entered into a $500,000 business line of credit agreement with the Bank of Denver. The line of credit is due on demand. On March 4, 2004, the Company and the Bank of Denver signed a change in terms agreement converting the line of credit to an installment loan under which the maturity date of the line was extended from March 1, 2004 to September 1, 2007, at which time all unpaid principal and interest is due. The line of credit bears interest at the Bank of Denver Base Rate plus 0.5% (6.25% at March 31, 2004), and interest is accrued and payable monthly through October 1, 2004, and the remaining balance will be amortized over 36 months beginning October 1, 2004. The line of credit is collateralized by all inventory, accounts receivable and equipment of Rentech. In addition, the line of credit is secured by a mortgage against the building in which our research and development laboratory resides, 1,304,000 shares of the Company’s common stock consisting of shares owned by five officers of the Company. The balance of this line of credit at March 31, 2004 was $500,000.

RENTECH, INC.

Notes to Consolidated Financial Statements

March 31, 2004 (Unaudited)

Note 8 – Stockholders’ Equity

Common Stock

During the six months ended March 31, 2004, the Company offered shares of its common stock for sale in a private placement offering of up to $500,000. The Company granted non-exclusive rights to several placement agents to sell the shares under the offering described in the memorandum. The Company offered its shares for sale at $0.45 per share. In addition, the Company agreed to issue warrants to its brokers, who served as selected dealers in the private placement, to purchase one share of the Company’s common stock for every $4.00 of the Company’s common stock sold, at a purchase price of $1.00. The warrants are exercisable for a period of three years from the date the placement began. The Company issued 124,445 shares of its common stock for cash of $56,000 during September 2003, and an additional 986,665 shares of its common stock for cash of $444,000 during the six months ended March 31, 2004 under the private placement. The Company incurred $95,600 in offering costs related to the private placement. The Company has also issued warrants to purchase 93,500 shares of the Company’s common stock to brokers related to the private placement. During the period, the Company also issued 4,532,632 shares of its common stock upon the exercise of stock options and warrants for net cash proceeds of $3,316,154. As of March 31, 2004, the Company had a subscription receivable of $350,000 related to the issuance of these warrants. Subsequent to March 31, 2004, the Company received cash payments in satisfaction of the subscription receivable. The Company incurred $121,675 in offering costs related to the common stock issued for options and warrants exercised. In addition, the Company issued 3,133,325 shares of its common stock upon the conversion of $1,464,662 of long-term convertible debt to stockholders. The Company incurred $307,000 in non-cash offering costs during the six months ended March 31, 2004 related to the convertible notes issued during the period. During the period, the Company also issued 65,579 shares of common stock for services valued at $61,120.

Stock Options and Warrants

During the six months ended March 31, 2004, the Company issued options to employees of the Company to purchase 340,000 shares of the Company’s common stock. The options were valued at $139,893 using the Black-Scholes option-pricing model and did not result in a charge to compensation expense. The Company also issued warrants to certain consultants to purchase 160,000 shares of the Company’s common stock. The warrants were valued using the Black-Scholes option-pricing model, which resulted in consulting expense charges of $28,522. In addition, the Company issued warrants to certain brokers to purchase 93,500 shares of the Company’s common stock. The warrants were valued using the Black-Scholes option-pricing model, which resulted in an offering cost charge to additional, paid in capital of $29,413. The Company also issued warrants to certain warrant-holders to purchase 139,500 shares of the Company’s common stock. The warrants were valued using the Black-Scholes option-pricing model, which resulted in an offering cost charge to additional, paid in capital of $21,547.

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

RENTECH, INC.

Notes to Consolidated Financial Statements

March 31, 2004 (Unaudited)

Note 9 – Segment Information (continued)

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Revenues:
Alternative fuels	$112,827	$426,101	$180,558	$836,850
Paints	544,904	441,882	921,741	749,082
Oil and gas field services	1,144,018	827,899	2,222,605	1,491,030
Industrial automation systems	261,496	419,113	384,006	1,030,245

	$2,063,245	$2,114,995	$3,708,910	$4,107,207

Income (loss) from operations:
Alternative fuels	$(1,512,584)	$(1,036,038)	$(2,864,529)	$(2,122,070)
Paints	(39,227)	(50,275)	(170,577)	(172,150)
Oil and gas field services	163,660	78,380	245,727	89,838
Industrial automation systems	(87,904)	(110,876)	(294,602)	(190,194)

	$(1,476,055)	$(1,118,809)	$(3,083,981)	$(2,394,576)

Depreciation and amortization:
Alternative fuels	$117,762	$192,859	$241,332	$386,378
Paints	5,909	5,291	12,250	10,478
Oil and gas field services	39,423	30,679	74,274	61,607
Industrial automation systems	26,765	27,017	53,584	53,964

	$189,859	$255,846	$381,440	$512,427

Interest expense:
Alternative fuels	$178,769	$103,968	$516,245	$190,279
Paints	160	—	160	—
Oil and gas field services	(547)	239	526	628
Industrial automation systems	11,619	13,222	25,650	26,158

	$190,001	$117,429	$542,581	$217,065

Equity in net loss of investees:
Alternative fuels	$(52,431)	$(52,803)	$(100,673)	$(109,226)

Expenditures for additions of long-lived assets:
Alternative fuels	$5,657	$2,297	$61,185	$8,695
Paints	—	1,896	—	3,379
Oil and gas field services	42,023	2,050	104,133	10,564
Industrial automation systems	(5,052)	3,371	(2,103)	6,493

	$42,628	$9,614	$163,215	$29,131

RENTECH, INC.

Notes to Consolidated Financial Statements

March 31, 2004 (Unaudited)

Note 9 – Segment Information (continued)

	March 31, 2004	September 30, 2003
Investment in equity method investees:	$(15,229)	$(15,070)

Total assets:
Alternative fuels	$6,717,361	$5,590,559
Paints	1,615,324	1,613,634
Oil and gas field services	2,404,047	2,298,340
Industrial automation systems	1,130,154	1,684,581

	$11,866,886	$11,187,114

RENTECH, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Statements made in this report and the information incorporated by reference into this report that are not historical factual statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include, among other things, statements regarding the intent, belief or expectations of Rentech and its officers. They can be identified by the use of terminology such as “may,” “will,” “expect,” “believe,” “intend,” “plan,” “estimate,” “anticipate,” “should” and other comparable terms or the negative of them. In addition, we, through our senior management, from time to time make forward-looking oral and written public statements concerning our expected future operations and other developments. You are cautioned that, while forward-looking statements reflect our good faith belief and best judgment based upon current information, they are not guarantees of future performance and are subject to known and unknown risks and uncertainties. These risks and uncertainties could cause actual results to differ materially from expectations. Factors that could affect Rentech’s results include our ability to obtain financing for working capital; obtaining customers for our technology, services and products; the decision of our licensees and potential licensees to proceed with any GTL project; the timing of various phases of a GTL project; and the entry into definitive agreements with others related to a project. Any forward-looking statements, whether made in this report or elsewhere, should be considered in context with the risk factors discussed or incorporated by reference in this report and the various disclosures made by us about our businesses in our various public reports.

OUR BUSINESSES

Rentech GTL Technology - Alternative Fuels Segment. We are an energy technology company engaged in the gas-to-liquids (GTL) business. We have developed and own patented and proprietary GTL technology that we license to members of the energy industry. Our Rentech GTL Technology is useful for converting feedstock consisting of synthesis gases derived from carbon-bearing materials, either natural gas or liquids or solids, into synthetic liquid hydrocarbons. The products include clean-burning diesel fuel, naphthas used for making gasoline and certain petrochemicals, and specialty products such as petroleum waxes, petrochemical feedstocks, and synthetic lubricant base oil. The liquid hydrocarbons resulting from our GTL process are similar to analogous products derived from crude oil refining, but with significant environmental benefits. Tests of our diesel fuel show that it is clean burning. Unlike conventional transportation fuels, our fuels emit ultra-low amounts of sulfur and aromatics that cannot be detected by standard tests.

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

Subsidiaries. In addition to our GTL alternative fuels segment, we own interests in three subsidiary businesses. OKON, Inc. and Petroleum Mud Logging Inc. are wholly owned, while we own 56 percent of REN Corporation.

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

RENTECH, INC.

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

OVERVIEW OF FINANCIAL CONDITION

At March 31, 2004, we had working capital of $247,262. Until the Rentech GTL Technology is accepted for commercial use and provides a net profit, we expect to have to augment the revenues provided by operations of our alternative fuels segment and our subsidiaries, with additional private placements of our common stock or other equity securities convertible into common stock.

Historically, the Company has relied for working capital upon private placements of our equity represented by our common stock, supplemented by debt financing. On March 19, 2004, the Company’s stockholders approved an amendment to the Company’s articles of incorporation to increase the number of authorized shares of common stock from 100,000,000 to 150,000,000. In achieving its objectives as planned for fiscal 2004, the Company will need to issue additional shares of its common stock and may issue shares of its convertible preferred stock or other securities convertible into common stock in private placements to fund working capital requirements. In addition, the Company is seeking buyers to purchase all or some of the assets of Sand Creek Energy, LLC. The Company believes that its current available cash, revenues from operations, and the potential sale of assets will not be sufficient to meet its cash operating requirements through the fiscal year ended September 30, 2004 without additional debt and equity financing. Obtaining equity financing through placements of additional securities or loans, depends upon obtaining investors who are willing to invest in our equity securities or debt instruments.

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

The following table provides revenues, operating income (loss) from operations and net loss applicable to common stockholders by each of our business segments for the six months ended March 31, 2004 and 2003. More complete details about the results of operations of our business segments are set forth later in this report under the section heading “Results of Operations”.

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Revenues:
Alternative fuels	$112,827	$426,101	$180,558	$836,850
Paints	544,904	441,882	921,741	749,082
Oil and gas field services	1,144,018	827,899	2,222,605	1,491,030
Industrial automation systems	261,496	419,113	384,006	1,030,245

Total revenues	$2,063,245	$2,114,995	$3,708,910	$4,107,207

Income (loss) from operations:
Alternative fuels	$(1,512,584)	$(1,036,038)	$(2,864,529)	$(2,122,070)
Paints	(39,227)	(50,275)	(170,577)	(172,150)
Oil and gas field services	163,660	78,380	245,727	89,838
Industrial automation systems	(87,904)	(110,876)	(294,602)	(190,194)

Total operating loss	$(1,476,055)	$(1,118,809)	$(3,083,981)	$(2,394,576)

Net loss applicable to common stockholders:
Alternative fuels	$(1,739,254)	$(1,186,215)	$(3,477,524)	$(2,409,727)
Paints	(39,387)	(50,275)	(170,737)	(172,150)
Oil and gas field services	164,216	78,146	245,021	89,224
Industrial automation systems	(60,954)	(74,714)	(189,782)	(131,576)

Total net loss applicable to common stockholders	$(1,675,379)	$(1,233,058)	$(3,593,022)	$(2,624,229)

OVERVIEW OF STATUS OF THE RENTECH GTL TECHNOLOGY

During the fiscal periods discussed in this report, we realized revenues associated with the Rentech GTL Technology in our alternative fuels segment. These revenues included royalties earned up to March of 2003 under our October 1998 license of the Rentech GTL Technology to Texaco Energy Systems, LLC, now a division of ChevronTexaco Corporation, and contract payments for technical engineering services provided to Texaco and certain other companies.

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

In the future, we expect to receive revenues associated with the Rentech GTL Technology from the following principal sources:

•	Contract payments for design studies. These are preliminary feasibility studies for potential licensees.

•	License fees from licenses granted for use of the technology.

•	Contract payments for construction engineering services. We provide these services to licensees during construction or startup of the licensee’s plants.

•	Contract payments for supply of the synthesis gas reactors required for use with the Rentech GTL Technology. We plan to subcontract this work to fabricators.

•	Contract payments for supply of Rentech’s catalyst required for use with the Rentech GTL Technology. We plan to subcontract requirements for our catalyst to specialists engaged in catalyst manufacturing.

•	Royalties for production of liquid hydrocarbons produced by licensees in their plants.

•	Sales of liquid hydrocarbon products from process plants using the Rentech GTL Technology in which we may acquire an equity interest.

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

The revenues from our GTL license fees and royalties and the contract work performed at our GTL laboratory, including payments we previously received from contract work for Texaco, have not been adequate to fund our operations. We do not expect revenues from our GTL technology to produce a net profit until we obtain additional contracts for feasibility studies, engineering designs for planning for a GTL plant using our technology, and fees for grants of licenses. During the six months ended March 31, 2004, we incurred a net loss of $3,477,524 associated with the Rentech GTL Technology in our alternative fuels segment, compared with a net loss of $2,409,727 for the six months ended March 31, 2003.

Reducing our activities related to the Rentech GTL Technology would materially adversely impact our ability to commercialize the Rentech GTL technology. Cutting back these operations would delay, and perhaps prevent, commercial use of the Rentech GTL Technology.

We believe that important events within the GTL industry during 2003 indicate increasing interest in the energy industry and the investment community in the commercial use of GTL technology. Seven major banking institutions joined in agreements to finance construction of a 33,000 barrel per day GTL plant to be constructed by Sasol in Qatar at a cost of approximately $1 billion. We believe that this indicates that key members of the financial community are recognizing GTL projects as economically viable. Royal Dutch Shell announced in October 2003 that it would invest approximately $5 billion in its GTL technology for construction of a 140,000-barrel per day GTL plant in Qatar. Conoco Phillips Petroleum announced a proposal to construct a 130,000-barrel per day GTL plant, also in Qatar. We believe that these announcements signal that the energy industry, with support from financial concerns, may be moving toward commercial use of GTL technologies like ours.

RENTECH, INC.

OVERVIEW OF STATUS OF OUR SUBSIDIARIES

Our business strategy includes operating our subsidiaries in the expectation of revenues and cash flow to offset some of the costs of bringing the Rentech GTL Technology to commercial use and profitable operations as soon as feasible. We realized revenues from the stains, sealers and coatings business conducted by our wholly-owned subsidiary, OKON, Inc.; from the oil and gas field services provided by Petroleum Mud Logging, Inc., a wholly-owned subsidiary; and from the manufacture of complex microprocessor controlled industrial automation systems by REN Corporation, a 56% owned subsidiary. During the six months ended March 31, 2004 and 2003, OKON, Inc. and REN Corporation experienced net losses. We are attempting to increase the revenues of OKON, Inc. and REN Corporation to achieve positive cash flows from them.

During the six months ended March 31, 2004, OKON expanded its net revenues over those in the same period in fiscal 2003 through increased sales to wholesalers who distribute OKON’s products to independent retail stores, as well as to national and retail paint manufacturers. The increase in paint revenue reflects the success of our continued marketing efforts in our primary distribution markets that we have been expanding over the past year. OKON’s net loss in the six months ended March 31, 2004 was $170,737, compared to a net loss of $172,150 in the same period in 2003. This loss is a function of the seasonality of OKON’s markets and cost of entry for new market penetration.

Petroleum Mud Logging, Inc. continued to perform well during the first six months of fiscal 2004, increasing its net revenues over those for the same period in fiscal 2003. PML is benefiting from our investments in upgrading its technology, as well as from increased demand for drilling for natural gas, and increased marketing efforts. PML’s net income in the six months ended March 31, 2004 was $245,021, compared to $89,224 in the same period in 2003.

REN Corporation experienced a decline in contract orders for its automated test systems during the first six months of fiscal 2004 compared to the same period in fiscal 2003. We believe this reduction is due to a decrease in industry orders resulting from a general economic downturn and a series of corporate reorganizations that have affected REN’s historical customers, and deterred placements of new orders with REN. REN’s net loss in the six months ended March 31, 2004 was $189,782, compared to a net loss of $131,576 in the same period in 2003. This increased loss is in spite of certain cost reductions implemented during the period and reflects a lack of new contracts required to provide sufficient revenue to cover operating costs. REN Corporation is looking at alternatives to increase its revenues. These include an aggressive program to develop a more standardized test stand and expanded test stand servicing arrangements.

RESULTS OF OPERATIONS

More detailed information about our financial statements is provided in the following portions of this section. The following discussion should be read in conjunction with our consolidated financial statements included in our annual report on Form 10-K for the year ended September 30, 2003 and the notes to those statements and to the notes and consolidated financial statements of this report.

RENTECH, INC.

The following table sets forth, for the three and six months ended March 31, 2004 and March 31, 2003, a comparison of changes between the periods in the components of our Consolidated Statements of Operations:

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Gross Profit Percentage
Product sales	49.9%	56.9%	46.5%	53.8%

Oil and gas field services	31.8%	28.9%	30.6%	27.2%
Industrial automation systems	27.6%	26.2%	14.5%	28.9%
Technical services	23.9%	62.1%	37.8%	57.2%
Rental income	100.0%	100.0%	100.0%	100.0%

Total service gross profit %	32.0%	36.7%	30.2%	35.2%
Royalty income	—	100%	—	100.0%

	36.7%	42.2%	34.2%	40.2%
As a Percentage of Consolidated Net Sales
Product sales	26.4%	20.9%	24.9%	18.2%

Oil and gas field services	55.4%	39.1%	59.9%	36.3%
Industrial automation systems	12.7%	19.8%	10.4%	25.1%
Technical services	4.0%	16.9%	3.3%	16.6%
Rental income	1.5%	1.4%	1.6%	1.3%

Total service as a percentage of consolidated net sales	73.6%	77.2%	75.1%	79.3%

Royalty income	—	1.9%	—	2.4%

	100.0%	100.0%	100.0%	100.0%

Operating expenses
General and administrative expense	91.6%	77.7%	99.3%	82.6%
Depreciation and amortization	6.3%	10.0%	7.7%	10.0%
Research and development	10.3%	7.4%	10.4%	5.9%

	108.3%	95.1%	117.4%	98.5%

Loss from operations	(71.5)%	(52.9)%	(83.2)%	(58.3)%

Other income (expenses)
Equity in loss of investee	(2.5)%	(2.5)%	(2.7)%	(2.7)%
Interest income	0.2%	0.3%	0.2%	0.3%
Interest expense	(9.2)%	(5.6)%	(14.6)%	(5.3)%
Loss on disposal of fixed assets	—	—	(.01)%	—

	(11.5)%	(7.7)%	(17.2)%	(7.7)%

Minority interest in subsidiary’s net (income) loss	1.9%	2.3%	3.58%	2.1%

Net loss	(81.2)%	(58.3)%	(96.9)%	(63.9)%

RENTECH, INC.

THREE AND SIX MONTHS ENDED MARCH 31, 2004 COMPARED TO MARCH 31, 2003:

Revenues

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Revenues:
Product sales	$544,904	$441,882	$921,741	$749,082

Oil and gas field services	1,144,018	827,899	2,222,605	1,491,030
Industrial automation systems	261,496	419,113	384,006	1,030,245
Technical services	82,828	356,519	122,695	682,106
Rental income	29,999	29,582	57,863	54,744

Total service revenues	1,518,341	1,633,113	2,787,169	3,258,125

Royalty income	—	40,000	—	100,000

Total revenues	$2,063,245	$2,114,995	$3,708,910	$4,107,207

Product Sales. Our product sales were realized from sales of water-based stains, sealers and coatings by our subsidiary OKON, Inc., through which we conduct this paint business segment. These sales produced revenues of $544,904 and $921,741 during the three and six months ended March 31, 2004. This compares to revenues from this segment of $441,882 and $749,082 for the three and six months ended March 31, 2003, an increase of 23% over both periods. The increase in paint revenue reflects the success of our continued marketing efforts in our primary distribution markets that we have been expanding over the past year.

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

Petroleum Mud Logging, Inc. Service revenues in the amount of $1,144,018 and $2,222,605 were derived from contracts for our oil and gas field services for the three and six months ended March 31, 2004. Our oil and gas field service revenues for the three and six months ended March 31, 2004 increased by $316,119 and $731,575, or 38% and 49%, from the service revenues of $827,899 and $1,491,030 for the three and six months ended March 31, 2003. The increase in oil and gas field services revenue was due to an increase in demand for our mud logging services as drilling for new natural gas wells has continued to increase in our service market. Therefore, a higher percentage of our 35 mud logging vehicles were under contract in the field for the three and six months ended March 31, 2004 as compared to the three and six months ended March 31, 2003. We were also able to increase our billing rates for services as demand increased.

REN Corporation provided service revenues in the amount of $261,496 and $384,006 during the three and six months ended March 31, 2004 and $419,113 and $1,030,245 during the three and six months ended March 31, 2003 from contracts for the manufacture of complex microprocessor controlled industrial automation systems. The $157,617 and $646,239 decreases in industrial automation systems revenue during the three and six months ended March 31, 2004 occurred because we did not obtain as many contracts as before for manufacture of systems. Of the decreases, 47% and 60% are attributable to Caterpillar as the majority of the cost-intensive work on the Caterpillar contracts was completed during fiscal 2002. The remaining 53% and 40% are related to a decrease in revenue from all other customers.

RENTECH, INC.

Our alternative fuels segment provided service revenues, including revenue earned for technical services provided to certain customers related to the Rentech GTL Technology. These technical services were performed at our development and testing laboratory. Our service revenues for these technical services were $82,828 and $122,695 during the three and six months ended March 31, 2004 as compared to $356,519 and $682,106 during the three and six months ended March 31, 2003. These revenues included $0 from Texaco and $82,828 and $122,695 from other customers during the three and six months ended March 31, 2004, and $297,858 and $578,653 from Texaco and $58,661 and $103,453 from other customers during the three and six months ended March 31, 2003. Compared to the prior year, our service revenues from these technical services decreased by $273,691 and $559,411, or 77% and 82% during the three and six months ended March 31, 2004. The work for Texaco decreased during the three and six months ended March 31, 2004 as our services to it under our 1999 technical services contract ceased upon the modification in March 2003 of our license agreement with Texaco.

Rental income is also included in our service revenues. We leased part of our development and testing laboratory building in Denver, which was acquired in February 1999, to a tenant. Rental income from this tenant contributed $29,999 and $57,863 in revenue during the three and six months ended March 31, 2004 as compared to $29,582 and $54,744 during the three and six months ended March 31, 2003. Rental income is included in our alternative fuels segment because the rental income is generated from the laboratory building that houses our development and testing laboratory, which is part of the alternative fuels segment.

Royalty Income, which is generated through licensing the Rentech GTL Technology, is included in our alternative fuels segment. Royalty income consisted of royalties that we received as a result of our October 1998 license of the Rentech GTL Technology to Texaco. Under the license agreement, we earned $0 in royalties during the three and six months ended March 31, 2004 and $40,000 and $100,000 during the three and six months ended March 31, 2003. No royalties were received subsequent to February 2003, and no royalties will be received in the future under the October 1998 license agreement as a result of modification to the license agreement in March 2003.

Cost of Sales

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Cost of sales:
Product costs	$273,030	$190,253	$493,371	$346,025

Oil and gas field services	780,026	588,680	1,541,720	1,085,309
Industrial automation systems	189,395	309,436	328,304	732,694
Technical services	63,040	135,126	76,272	291,969

Total service cost of sales	1,032,461	1,033,242	1,946,296	2,109,972

Total cost of sales	$1,305,491	$1,223,495	$2,439,667	$2,455,997

Our cost of sales include costs for our OKON products as well as for our oil and gas field services, technical services including research and development contract costs, and industrial automation system services. During the three and six months ended March 31, 2004, the combined cost of sales was $1,305,491 and $2,439,667 compared to $1,223,495 and $2,455,997 during the three and six months ended March 31, 2003. The increase for the three months ended March 31, 2004 resulted from an increase in cost of sales for the product sales and for the oil and gas field services segment, offset by a decrease in cost for the alternative fuels segment and the industrial automation systems segment.

Cost of sales for product sales is the cost of sales of our paint business segment for sales of stains, sealers and coatings. During the three and six months ended March 31, 2004, our costs of sales for the paint segment increased by $82,777 and $147,346 or 44% and 43% to $273,030 and $493,371, as compared to the three and six months ended March 31, 2003. The increase in costs was due to an increase in raw materials used in the manufacturing process resulting from increased product sales during the three and six months ended March 31, 2004 as compared to the three and six months ended March 31, 2003. The increase in paint revenue reflects the success of our continued marketing efforts in our primary distribution markets that we have been expanding over the past year.

RENTECH, INC.

Cost of sales for oil and gas field services increased to $780,026 and $1,541,720 during the three and six months ended March 31, 2004, up from $588,680 and $1,085,309 during the three and six months ended March 31, 2003. Of the increase of $191,346 and $456,411, 78% and 81% was related to field labor and benefits and field living expenses, while the remainder was made up of supplies and other such miscellaneous costs. The increase in cost of sales resulted from an increase in demand for our mud logging services as drilling for new natural gas wells has continued to increase in our service markets.

Cost of sales for the industrial automation systems segment were $189,395 and $328,304 during the three and six months ended March 31, 2004 as compared to $309,436 and $732,694 during the three and six months ended March 31, 2003. The decrease of $120,041 and $404,390 during the three and six months ended March 31, 2004 was directly related to the 38% and 63% decrease in revenues from this segment as compared to the three and six months ended March 31, 2003. The work for Texaco decreased during the three and six months ended March 31, 2004 as our services to it under our 1999 technical services contract ceased upon the modification in March 2003 of our license agreement with Texaco.

Cost of sales for technical services was $63,040 and $76,272 during the three and six months ended March 31, 2004, down from $135,126 and $291,969 during the three and six months ended March 31, 2003. The decrease of $72,086 and $215,697 resulted from a reduction in labor and supplies costs at our research and development laboratory. This was the result of a decrease in work for Texaco and other customers during the three and six months ended March 31, 2004 as compared to the three and six months ended March 31, 2003. We experienced delays in obtaining contracts under discussion for technical services work by us.

Gross Profit

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Gross Profit:
Product sales	$271,874	$251,629	$428,370	$403,057

Oil and gas field services	363,992	239,219	680,885	405,721
Industrial automation systems	72,101	109,677	55,702	297,551
Technical services	19,788	221,393	46,423	390,137
Rental income	29,999	29,582	57,863	54,744

Total service gross profit	485,880	599,871	840,873	1,148,153

Royalty income	—	40,000	—	100,000

Total gross profit	$757,754	$891,500	$1,269,243	$1,651,210

Our gross profit for the three and six months ended March 31, 2004 was $757,754 and $1,269,243, as compared to $891,500 and $1,651,210 for the three and six months ended March 31, 2003. The decrease of $133,746 and 381,967, or 15% and 23% resulted from a combination of the contributions from each of our operating segments. The gross profit contribution of our paint segment increased during the three and six months ended March 31, 2004 by $20,245 and $25,313 as compared to the three and six months ended March 31, 2003, while the contribution of our oil and gas field services segment increased by $124,773 and $275,164. These increases were more than offset by decreases of $37,576 and $241,849 for the industrial automation systems segment and $201,605 and $343,714 from technical services during the three and six months ended March 31, 2004 as compared to the three and six months ended March 31, 2003. Gross profit was further decreased by a reduction in contribution from royalty income of $40,000 and $100,000 during the three and six months ended March 31, 2004.

RENTECH, INC.

Operating Expenses

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Operating expenses:
General and administrative	$1,890,222	$1,641,289	$3,682,138	$3,391,522
Depreciation and amortization	130,726	211,680	285,676	411,656
Research and development	212,861	157,340	385,410	242,608

Total operating expenses	$2,233,809	$2,010,309	$4,353,224	$4,045,786

Operating expenses consist of general and administrative expense, depreciation and amortization and research and development. Our operating expenses have historically been grouped into several categories of major expenses. These include research and development related to the Rentech GTL Technology through operation of pilot plants and the Synhytech commercial-scale plant in Pueblo, Colorado; management time and other costs related to acquiring and funding the subsidiaries that constitute our other business segments to bring them to profitable operations; marketing our technology; other general and administrative expenses; and the costs of financing our operations.

Our research and development expenses were substantially increased after we enhanced our development and testing laboratory and enlarged our laboratory staff in 1999. We have also had significant growth in our general and administrative expenses as our salary expenses and operating costs have grown. We are incurring holding costs associated with our one-half ownership interest in Sand Creek Energy LLC, which owns the mothballed Sand Creek plant. These include the maintenance and expenses for our one-half interest in the plant.

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

General and Administrative Expenses. General and administrative expenses were $1,890,222 and $3,682,138 during the three and six months ended March 31, 2004, up $248,933 and $290,616 from the three and six months ended March 31, 2003 when these expenses were $1,641,289 and $3,391,522. Salaries and benefits allocated to general and administrative expenses rather than to cost of sales increased by $153,461 and $258,140, or 22% and 17%. This was due to a reduction in technical services work provided to third parties at our research and development laboratory. Legal expenses increased $35,172 and $37,599, or 42% and 19%, during the three and six months ended March 31, 2004 due to increased legal costs for patent applications. Public relations and promotions expenses increased by $18,652 and $26,273, or 12% and 9% during the three and six months ended March 31, 2004 due to an increase in related fees. Commissions expenses decreased by $1,915 and 42,669, or 4% and 40% during the three and six months ended March 31, 2004 primarily related to the decrease in the number of systems manufactured by our industrial automation systems subsidiary. Contract salaries & consulting expenses decreased by $44,235 and $50,928, or 27% and 16% during the three and six months ended March 31, 2004 as a result of reductions in contract labor in our technical services and product sales segments. Many other general and administrative expenses experienced increases and decreases during the three and six months ended March 31, 2004, none of which were individually significant.

Depreciation and Amortization. Depreciation and amortization expenses during the three and six months ended March 31, 2004 were $193,295 and $381,440, a decrease of $62,551 and $130,987 compared to the three and six months ended March 31, 2003. Of these amounts, $62,569 and $95,764 were included in costs of sales. Amortization of capitalized software costs decreased by $70,983 and $141,965 during the three and six months ended March 31, 2004 as compared to the three and six months ended March 31, 2003. This decrease was offset by an increase in depreciation expense attributable to new vehicles and computer equipment acquired during the three and six months ended March 31, 2004.

RENTECH, INC.

Research and Development. Research and development expenses were $212,861 and $385,410 during the three and six months ended March 31, 2004, including $209,736 and $379,160 for our alternative fuels segment, $3,125 and $6,250 for our paint segment and $0 for our industrial automation systems segment. This expense increased by $55,521 and 142,802 from the three and six months ended March 31, 2003, when these expenses were $157,340 and $242,608. The expense for the three and six months ended March 31, 2003 included $147,936 and $222,344 for our alternative fuels segment, $6,750 and $13,000 for our paint segment and $2,654 and $7,264 for our industrial automation systems segment. Due to a decrease in billable technical services work performed at the development and testing laboratory for customers, we were able to conduct additional research and development work on the Rentech GTL Technology for our own purposes. Extensive work was completed in the areas of product upgrading and wax catalyst filtration as well as the completion of further catalyst development.

Total Operating Expenses. Total operating expenses during the three and six months ended March 31, 2004 were $2,233,809 and 4,353,224, as compared to $2,010,309 and $4,045,786 during the three and six months ended March 31, 2003, an increase of $223,500 and $307,438. The increase in total operating expenses for the three and six months ended March 31, 2004 as compared to the prior period is a result of an increase in general and administrative expenses of $248,933 and $290,616, a decrease in depreciation and amortization charges included in operating expenses of $80,954 and 125,980, and an increase in research and development expenses of $55,521 and $142,802.

Loss From Operations

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Loss from operations	$(1,476,055)	$(1,118,809)	$(3,083,981)	$(2,394,576)

Loss from operations during the three and six months ended March 31, 2004 increased by $357,246 and $689,405. The increased loss compared to the prior year resulted from an increase in total operating expenses of $223,500 and $307,438 during the three and six months ended March 31, 2004 in addition to a decrease in gross profit of $133,746 and $381,967.

Other Income (Expense)

	Three Months Ended March 31,		Three Months Ended March 31,
	2004	2003	2004	2003
Other income (expense):
Equity in loss of investee	$(52,431)	$(52,803)	$(100,673)	$(109,226)
Interest income	4,538	6,601	7,383	11,901
Interest expense	(190,001)	(117,429)	(542,581)	(217,065)
Loss on disposal of fixed assets	—	—	(3,640)	—

Total other income (expense)	$(237,894)	(163,631)	$(639,511)	$(314,390)

Equity in Loss of Investee. During the three and six months ended March 31, 2004, we recognized $52,431 and $100,673 in equity in loss of investee, as compared to $52,803 and $109,226 during the three and six months ended March 31, 2003. This represents our 50% share of the loss incurred by our joint venture in Sand Creek Energy LLC. The LLC is holding and maintaining the mothballed Sand Creek methanol plant. The decrease during the three and six months ended March 31, 2004 is due to a decrease in insurance and other maintenance costs of the facility.

Interest Expense. Interest expense during the three and six months ended March 31, 2004 was $190,001 and $542,581, increased from $117,429 and $217,065 during the three and six months ended March 31, 2003. Of the increases of $72,572 and $325,516, 90% and 87% resulted from the recognition of non-cash interest expenses related to convertible promissory notes issued in order to obtain working capital, with the remainder of the increase related to financing of annual insurance premiums and vehicles acquired during the three and six month period ended March 31, 2004.

RENTECH, INC.

Total Other Expenses. Total other expenses increased to $237,894 and $639,511 during the three and six months ended March 31, 2004 from total other expenses of $163,631 and $314,390 during the three and six months ended March 31, 2003. The increase in total other expenses of $74,263 and $325,121 resulted from a decrease in equity in loss of investee of $372 and $8,553; a decrease in interest income of $2,063 and $4,518; and an increase in interest expense of $72,572 and $325,516, and an increase in loss on disposal of fixed assets of $0 and $3,640.

Minority Interest in Subsidiary’s Net Loss

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Minority interest in subsidiary’s net loss	$38,570	$49,382	$130,470	$84,737

The minority interest in subsidiary’s net loss of $38,570 and $130,470 during the three and six months ended March 31, 2004, as compared to $49,382 and $84,737 during the three and six months ended March 31, 2003, resulted from the continued operating loss of REN Corporation.

Net Loss Applicable to Common Stockholders

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Net loss applicable to common stockholders	$(1,675,379)	$(1,233,058)	$(3,593,022)	$(2,624,229)

For the three and six months ended March 31, 2004, we experienced a net loss applicable to common stockholders of $1,675,379 and $3,593,022 or $0.02 and $0.04 per share compared to a net loss applicable to common stockholders of $1,233,058 and $2,624,229 or $0.02 and $0.04 per share during the three and six months ended March 31, 2003. The increase of $442,321 and $968,793 resulted from an increase in loss from operations of $357,246 and $689,405, an increase in total other expenses of $74,263 and $325,121, and a decrease and an increase in minority interest in subsidiary’s net loss of $10,812 and $45,733.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2004, we had working capital of $247,262, as compared to negative working capital of $1,571,738 at September 30, 2003. Our current assets totaled $4,194,878 including accounts receivable of $1,233,693, and our current liabilities were $3,947,616. We had long-term liabilities of $2,935,524, of which most related to our long-term convertible debt as well as the mortgage on our development and testing laboratory.

To obtain capital for working funds, we have previously sold shares of our common stock at a discount from the market price in private placements. We have also previously sold through private placements our stock purchase warrants and our convertible promissory notes bearing interest. The warrants and notes have been convertible into shares of our common stock at a discount. Some of them remain outstanding. Historically, the Company has relied for working capital upon private placements of our equity represented by our common stock, supplemented by debt financing. On March 19, 2004, the Company’s shareholders approved an amendment to the Company’s articles of incorporation to increase the number of authorized shares of common stock from 100,000,000 to 150,000,000. In achieving its objectives as planned for fiscal 2004, the Company will need to issue additional shares of its common stock and may issue shares of its convertible preferred stock or other securities in private placements or borrow money to fund working capital requirements. In addition, the Company is seeking buyers to purchase all or some of its one-half interest in the assets of Sand Creek Energy, LLC. The Company believes that its current available cash, revenues from operations, and the potential sale of assets will not be sufficient to meet its cash operating requirements through the fiscal year ended September 30, 2004 without additional debt and equity financing. Obtaining equity financing through placements of additional securities, however, depends upon obtaining investors who are willing to invest in our equity securities.

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

We anticipate needs for substantial amounts of new capital for our investment in potential projects, operating expenses, efforts to commercialize the Rentech GTL Technology, to purchase property and equipment, and to continue significant research and development programs for the GTL projects we are considering. We expect to undertake these types of expenditures in efforts to achieve commercial use of the technology in one or more plants in which we may acquire part ownership. Even if we succeed in obtaining construction loans secured by such projects, we expect to need significant amounts of capital as our required share of the total investment in these projects. We may attempt to fund some of these project costs through sales of some part of our ownership, if we have any, in any industrial gas plant that we may attempt to retrofit. At this time, we own a one-half interest in one plant, which is the mothballed Sand Creek methanol plant. We do not expect to use the Sand Creek plant for commercial production of liquid hydrocarbons, but have offered our interest for sale.

From our inception on December 18, 1981 through March 31, 2004, we have incurred losses in the amount of $44,032,068. For the three and six months ended March 31, 2004, we recognized a $1,675,379 and $3,593,022 net loss. If we do not operate at a profit in the future, we may be unable to continue operations at the present level. As of March 31, 2004, we had an unrestricted cash balance of $1,121,115. We have been successful in the past in obtaining debt and equity financing. For the years ended September 30, 2003 and 2002, we received net cash proceeds from the issuance of common stock of $1,577,100 and $1,456,724. For the years ended September 30, 2003 and 2002, we received cash proceeds from long-term debt and long-term convertible debt to stockholders of $2,505,000 and $2,250,000. For the years ended September 30, 2003 and 2002, we received cash proceeds from the issuance of convertible preferred stock of $0 and $500,000.

We may issue common stock or other securities in future private placements to fund working capital requirements. In addition, we are attempting to sell all or some of the assets of Sand Creek Energy, LLC, a company in which we have a 50% interest. We are currently funding 50% of the expense of maintaining this facility at a cost of approximately $16,000 per month. The Company believes that its current available cash, revenues from operations, and the potential sale of assets will not be sufficient to meet its cash operating requirements through the fiscal year ended September 30, 2004 without additional debt and equity financing. Obtaining equity financing through placements of additional securities or loans depends upon obtaining investors who are willing to invest in our equity securities or debt instruments.

Direct payments from Texaco ended in fiscal 2003. If we do not obtain a significant amount of work from others for our laboratory in the near future, we may be compelled to greatly reduce or close our testing and development laboratory and sharply reduce our scientific and technical staff, among other reductions in operating expenditures.

RENTECH, INC.

ANALYSIS OF CASH FLOW

The following table summarizes our Consolidated Statements of Cash Flows:

	Six Months Ended March 31,
	2004	2003
Net Cash (Used in) Provided by:
Operating activities	$(2,610,030)	$(1,190,844)
Investing activities	115,189	(125,965)
Financing activities	3,300,193	351,592

Cash Flows From Operating Activities

Net Loss. Operating activities produced net losses of $3,593,022 during the six months ended March 31, 2004, as compared to $2,624,229 during the six months ended March 31, 2003. The cash flows used in operations during these periods resulted from the following operating activities.

Depreciation. Depreciation is a non-cash expense. This expense increased during the six months ended March 31, 2004 by $10,976, as compared to the six months ended March 31, 2003. The increase was attributable to new vehicles and computer equipment acquired during the six months ended March 31, 2004.

Amortization. Amortization is also a non-cash expense. This expense decreased during the six months ended March 31, 2004 by $141,966, as compared to the six months ended March 31, 2003. The decrease is attributable to certain capitalized software, which was written off as of September 30, 2003.

Salaries Expense Paid Through Debt. During the six months ended March 31, 2004, we issued unsecured convertible promissory notes totaling $357,877 in lieu of cash to certain officers of the Company in payment of their salaries.

Minority Interest in Net Loss of Subsidiary. The minority interest in net loss of subsidiary of $130,470 during the six months ended March 31, 2004 results from our 56% ownership of REN Corporation.

Changes in Operating Assets and Liabilities. The changes in operating assets and liabilities, net of business combination, result from the following factors.

Accounts Receivable. Accounts receivable increased by $89,880 during the six months ended March 31, 2004. The increase in accounts receivable was due to increases in sales by the paint segment of 23% and from the oil and gas field services segment of 49%.

Costs and Estimated Earnings in Excess of Billings. Costs and estimated earnings in excess of billings decreased $460,477 during the six months ended March 31, 2004 as a result of the timing of contract billings and other contract activity within the industrial automation systems segment. These contracts are accounted for under the percentage of completion method of accounting.

Accounts Payable. Accounts payable decreased by $16,956 during the six months ended March 31, 2004. This decrease resulted from the timing of receiving and paying trade payables.

Billings in Excess of Costs and Estimated Earnings. Billings in excess of costs and estimated earnings increased $11,665 during the six months ended March 31, 2004 as a result of contracts within the industrial automation systems segment which are accounted for under the percentage of completion method of accounting.

Accrued Liabilities, Accrued Payroll and Other. Accrued liabilities, accrued payroll and other decreased $243,737 during the six months ended March 31, 2004 as a result of the timing of payment of certain payroll related accruals.

Net Cash Used in Operating Activities. The total net cash used in operations increased to $2,610,030 during the six months ended March 31, 2004, as compared to $1,190,844 during the six months ended March 31, 2003. The increase reflects increased cash costs for operating expenses.

RENTECH, INC.

Cash Flows From Investing Activities

Purchase of Property and Equipment. During the six months ended March 31, 2004, we purchased $163,214 of property and equipment, which included $85,867 paid in cash and $77,347 purchased with a note payable. Of the property and equipment purchases, 47% was attributable to vehicles purchased for our oil and gas field services segment, while the remaining 53% was attributable to office furniture and equipment and computer equipment.

Cash Used in Purchase of Investments. We used $100,513 to fund our 50% share of expenses of Sand Creek Energy, LLC during the six months ended March 31, 2004.

Net Cash Used in Investing Activities. The total net cash provided in investing activities increased to $115,189 during the six months ended March 31, 2004 as compared to cash used of $125,965 during the six months ended March 31, 2003. The increase was primarily a result of an increase in deposits and other assets.

Cash Flows From Financing Activities

Proceeds from Issuance of Common Stock. During the six months ended March 31, 2004, we received $3,531,830 in net cash proceeds from the issuance of common stock compared to $820 during the six months ended March 31, 2003.

Proceeds from Stock Subscription Receivable. During the six months ended March 31, 2004, we received no proceeds from a stock subscription receivable, as compared to proceeds of $76,186 during the six months ended March 31, 2003.

Payment of Offering Costs. During the six months ended March 31, 2004, we paid $217,275 in offering costs as compared to $67,499 during the six months ended March 31, 2003.

Proceeds from Line of Credit, Net. During the six months ended March 31, 2004, we received net proceeds on our lines of credit of $123,442 as compared receiving net proceeds from our lines of credit of $55,377 during the six months ended March 31, 2003.

Proceeds from Long-Term Debt and Notes Payable. During the six months ended March 31, 2004, we received proceeds from long-term convertible debt in the amount of $565,000, compared to $655,000 during the six months ended March 31, 2003.

Payments on Long-Term Convertible Debt and Notes Payable. During the six months ended March 31, 2004, we repaid $455,920 on our debt obligations as compared to $257,538 during fiscal 2003. Payments in the six months ended March 31, 2004 reflect payments on related party notes and long-term convertible debt.

Net Cash Provided by Financing Activities. The net cash used in financing activities during the six months ended March 31, 2004 was $3,300,193, compared to $351,592 in cash provided by financing activities during the six months ended March 31, 2003.

Cash increased during the six months ended March 31, 2004 by $805,352 compared to a decrease of $965,217 during the six months ended March 31, 2003. These changes increased the ending cash balance at March 31, 2004 to $1,621,115 and decreased the ending cash balance at March 31, 2003 to $67,703.

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

RENTECH, INC.

Valuation of Long-Lived Assets, Intangible Assets and Goodwill. We must assess the realizable value of long-lived assets, intangible assets and goodwill for potential impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In assessing the recoverability of our goodwill and other intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. In addition, we must make assumptions regarding the useful lives of these assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets. Effective October 1, 2001, we elected early adoption of SFAS No. 142, and were required to analyze goodwill for impairment. As of September 30, 2003, we updated our impairment test and determined that the goodwill recorded in connection with the acquisition of REN was impaired. REN’s customer backlog as of September was not sufficient to support the realization of goodwill and as a result, we wrote-off the balance related to REN. We also updated our impairment test as of March 31, 2004 for the goodwill recorded in connection with the acquisitions of OKON and PML. We concluded that there was no impact on our financial position and results of operations, as goodwill was not impaired.

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

Lack of Profitable Operations and History of Losses. We have a history of operating losses and have never operated at a profit. From our inception on December 18, 1981 through March 31, 2004, we have incurred losses in the amount of $44,032,068. For the six months ended March 31, 2004, we recognized a net loss of $3,593,022 applicable to common shareholders. If we do not operate at a profit in the future, we may be unable to continue our operations at the present level. Ultimately, our ability to maintain our present level of business will depend upon earning a profit from commercialization of the Rentech GTL Technology through license fees, royalties and design engineering contracts. Our ability to do this has not been demonstrated.

RENTECH, INC.

Working Capital. Our working capital is primarily used for operations, investing activities and payments on long-term debt. At March 31, 2004, we had working capital of $247,262. This compared to negative working capital of $1,571,738 at September 30, 2003. If we are not able to maintain or further improve our working capital position, we may not be able to implement our plan to commercialize the Rentech GTL Technology or to maintain our operations at the current level. If we are unable to obtain additional debt or equity financing, our current available cash, revenues from operations and the potential sale of assets will not enable us to meet our expected cash operating requirements through the end of the fiscal year on September 30, 2004.

Need for Additional Financing. To raise capital, we have previously issued shares of our common stock, as well as options and warrants to purchase additional shares of common stock. We may also seek additional funds through equity and debt project financing and collaborative or other arrangements with joint venture partners and others. We intend to seek additional debt and equity financing in the capital markets. There can be no assurance that additional financing, when required, will be available or available on terms acceptable to us. If we cannot obtain sufficient funds, we may be required to delay or to eliminate expenditures for some of our business activities or to sell some of our assets. If additional funds are raised by issuing equity securities, further dilution to investors may occur. Our board of directors is currently empowered, without stockholder approval, to issue and has issued preferred stock with dividend, liquidation, conversion, voting and other rights that could adversely affect the voting power, equity ownership and other rights of the holders of Rentech’s common stock.

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

Lack of Adequate Capital to Exploit Rentech GTL Technology. The capital cost of gas process plants and natural gas fields, coal mines and other sources of feedstock for use with the Rentech GTL Technology requires more capital than is available to us or to many of our potential licensees. These limitations have slowed and will continue to delay use of the technology and resulting revenues to us. Significant delays may occur before we realize substantial revenues, if any, from operating plants.

Success of the Rentech GTL Technology Depends Upon Licensees. We do not have adequate capital to finance, construct and operate our own commercial plants. Successful use of the Rentech GTL Technology depends upon obtaining financing through joint ventures, or use of the technology by licensees with adequate financing. Under the license agreements that we offer, our licensees are responsible for obtaining sources of feedstock, conducting feasibility studies, recruiting personnel who are skilled in gas process plants, obtaining governmental approvals and permits, obtaining sufficient financing on favorable terms for the large capital expenditures required; possibly constructing infrastructure if not otherwise available at the plant site; designing, constructing and operating the plant; and marketing the products. The ability of any licensee to accomplish these requirements, and the efforts, resources and timing schedules to be applied by a licensee, will be controlled by it. If licensees do not proceed with plants using the Rentech GTL Technology or do not successfully operate plants, we would not benefit from the technology.

RENTECH, INC.

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

RENTECH, INC.

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

Deterrence of Tender Offers by Fair Price Provisions. Our Articles of Incorporation include provisions that may make it more difficult for a third party to acquire control of our Company. These provisions include grouping of the board of directors into three classes with staggered terms; a requirement that directors may be removed without cause only with the approval of the holders of 66 2/3% of the outstanding voting power of our capital stock; and a requirement that the holders of not less than 66 2/3% of the voting power of our outstanding capital stock approve certain business combinations of the Company with any holder of more than 10% of the voting power or an affiliate of any such holder unless the transaction is either approved by at least a majority of the uninterested and unaffiliated members of the board of directors or unless certain minimum price and procedural requirements are met. We also have a shareholder rights plan that authorizes issuance to existing shareholders of substantial numbers of preferred share rights or shares of common stock in the event a third party seeks to acquire control of a substantial block of our common stock. These provisions could deter a third party from tendering for the purchase of some or all of our stock and could have the effect of entrenching management and reducing the market price of our common stock.

CONTRACTUAL OBLIGATIONS

In addition to the lines of credit and long-term convertible debt previously described, we have entered into various other contractual obligations. The following table lists our significant contractual obligations at March 31, 2004.

	Payments Due By Period
Contractual Obligations	Less than 1 year	2-3 years	4-5 years	After 5 years	Total
Notes payable to related parties	$178,175	$—	$—	$—	$178,175
Lines of credit	1,304,630	—	—	—	1,304,630
Long-term debt	113,705	92,896	57,050	940,048	1,203,699
Long-term convertible debt	53,422	1,822,816	—	—	1,876,238
Settlement of judgment	59,000	—	—	—	59,000
Operating leases	212,502	204,582	232,478	74,284	723,846

	$1,921,434	$2,120,294	$289,528	$1,014,332	$5,345,588

We are a guarantor on the $1,000,000 line of credit with Premier Bank until it matures on May 1, 2005. This guaranty includes any amount of the line of credit for which the 44% shareholders of REN are responsible to us.

In the agreement to acquire an ownership interest in INICA, we agreed to repurchase our 1,200,000 shares, if still owned by INICA, that we issued as part of the purchase price if the market value falls below $0.40. Our repurchase price would be $0.40 per share. The repurchase payment would be due in two equal installments payable annually for two years. As of March 31, 2004, we have not re-acquired any shares under this provision and do not believe that there will be an obligation to re-acquire these shares in the future.

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

RENTECH, INC.

In addition to the contractual obligations previously described, we have entered into various other commercial commitments. The following table lists these commitments at March 31, 2004.

	Amount of Commitment Expiration Per Period
Other Commercial Commitments	Less than 1 year	2-3 years	4-5 years	After 5 years	Total
Employment agreements	$832,415	$598,058	$—	$—	$1,430,473

	$832,415	$598,058	$—	$—	$1,430,473

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

ITEM 4. CONTROLS AND PROCEDURES

As of March 31, 2004, our management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and the Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2004. There have been no significant changes in our internal controls or in the other factors that could significantly affect the internal controls subsequent to March 31, 2004.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

In the normal course of business, the Company is party to litigation from time to time. The Company maintains insurance to cover certain actions and believes that resolution of such litigation will not have a material adverse effect on the Company.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

During the six months ended March 31, 2004, the Company offered shares of its common stock for sale in a private placement offering of up to $500,000. The Company granted non-exclusive rights to several placement agents to sell the shares under the offering memorandum. The Company offered its shares for sale at $0.45 per share. In addition, the Company agreed to issue warrants to its brokers, who served as selected dealers in the private placement, to purchase one share of the Company’s common stock for every $4.00 of the Company’s common stock sold, at a purchase price of $1.00. The warrants are exercisable for a period of three years from the date the placement began. The Company issued 124,445 shares of its common stock for cash of $56,000 during September 2003, and an additional 986,665 shares of its common stock for cash of $444,000 during the six months ended March 31, 2004 under the private placement. The Company incurred $95,600 in offering costs related to the private placement. The Company has also issued warrants to purchase 93,500 shares of the Company’s common stock to brokers related to the private placement. The issuance of common shares was not registered under the Securities Act of 1933, as amended, in reliance upon Section 4(2) promulgated under that act. We agreed to register with the SEC the shares of common stock issued as well as the common stock into which the warrants may be converted.

RENTECH, INC.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the annual meeting of shareholders on March 19, 2004, the following persons were elected as directors of the Company for terms expiring in 2007:

Ronald C. Butz	Votes for: 69,155,694	Votes withheld: 3,313,988	Abstained: 0
Douglas L. Sheeran	Votes for: 69,486,370	Votes withheld: 2,983,312	Abstained: 0

The terms of John J. Ball, John P. Diesel, Dr. Erich W. Tiepel and Dennis L. Yakobson as directors continued after the meeting.

The articles of incorporation were amended to increase the authorized number of shares of common stock from 100,000,000 to 150,000,000 by the following vote:

Vote for: 68,184,117	Votes withheld: 2,862,268	Abstained: 1,423,297

RENTECH, INC.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits:

Exhibit Index

3.1	Restated and Amended Articles of Incorporation dated January 4, 1991 (incorporated by reference to the exhibits to Amendment No. 2 to Registration Statement No. 33-378150-D on Form S-18 filed on January 18, 1991).

3.2	Articles of Amendment dated April 5, 1991 to the Restated and Amended Articles of Incorporation (incorporated by reference to the exhibits to Current Report on Form 8-K dated August 10, 1993).

3.3	Articles of Amendment dated January 26, 1998 to Articles of Incorporation-Preferences, Limitations and Relative Rights of Convertible Stock, Series 1998-B of Rentech, Inc. (incorporated by reference to Exhibit No. 3.(I).2 to Annual Report on Form 10-KSB for the year ended September 30, 1998 filed on January 13, 1999).

3.4	Articles of Amendment dated December 4, 1998 to Articles of Incorporation-Designation, Preferences and Rights of Series 1998-C Participating Cumulative Preference Stock of Rentech, Inc. pertaining to Rentech’s Shareholder Rights Plan (incorporated by reference to Exhibit No. 3.(I).4 to Annual Report on Form 10-KSB for the year ended September 30, 1998, filed on January 13, 1999).

3.5	Articles of Amendment dated March 22, 2004 to the Restated and Amended Articles of Incorporation (incorporated by reference to the exhibits to Current Report on Form 8-K dated March 22, 2004).

3.6	Bylaws dated December 11, 2003 (incorporated by reference to Current Report on Form 8-K dated March 22, 2004)

4.1	Shareholder Rights Plan dated November 10, 1998 (incorporated by reference to the exhibits to Current Report on Form 8-K/A filed on July 10, 2002).

4.2	Form of Stock Purchase Warrant issued in the 1999 private placement of securities (incorporated by reference to Exhibit No. 4.2 to Annual Report on Form 10-KSB for the year ended September 30, 1999 filed on January 12, 2000).

4.3	Form of Convertible Promissory Note issued under the 2002 private placement of convertible promissory notes (incorporated by reference to the exhibits to Form S-3/A Amendment Two to Registration Statement No. 333-85682 filed on October 28, 2002).

4.4	Form of Stock Purchase Warrant issued in the 2002 private placement of securities (incorporated by reference to the exhibits to Form S-3/A Amendment Two to Registration Statement No. 333-85682 filed on October 28, 2002).

4.5	Form of Registration Rights Agreement (incorporated by reference to the exhibits to Form S-3/A Amendment Two to Registration Statement No. 333-85682 filed on October 28, 2002).

4.6	Form of Non-statutory Stock Option Agreement (incorporated by reference to the exhibits to Form S-3/A Amendment Two to Registration Statement No. 333-85682 filed on October 28, 2002).

4.7	Form of Convertible Promissory Note issued under the 2003 private placement of convertible promissory notes (incorporated by reference to the exhibits to Quarterly Report on Form 10-Q dated February 13, 2004).

4.8	Form of Stock Purchase Warrant issued under the 2003 private placement of convertible promissory notes (incorporated by reference to the exhibits to Quarterly Report on Form 10-Q dated February 13, 2004).

10.1	1990 Stock Option Plan (incorporated by reference to the exhibits to Registration Statement No. 33-37150-D on Form S-18).

RENTECH, INC.

10.2	1994 Stock Option Plan (incorporated by reference to the exhibits to Post-Effective Amendment No. 5 to Registration Statement No. 33-37150-D on Form S-18).

10.3	1996 Stock Option Plan (incorporated by reference to the exhibits to Current Report on Form 8-K dated December 18, 1996).

10.4	1998 Stock Option Plan (incorporated by reference to the exhibits to Registration Statement No. 333-95537 on Form S-8).

10.5	2001 Stock Option Plan (incorporated by reference to the exhibits to Annual Report on Form 10-K for the year ended September 30, 2002).

10.6	2003 Stock Option Plan (incorporated by reference to the exhibits to Annual Report on Form 10-K for the year ended September 30, 2002).

10.7	License Agreement with Texaco Natural Gas, Inc. dated October 8, 1998 (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-KSB for the year ended September 30, 1998).

10.8	Technical Services Agreement dated June 14, 1999 with Texaco Energy Systems, Inc. (incorporated by reference to Exhibit 10.7 to Annual Report on Form 10-K for the year ended September 30, 2001).

10.9	Letter of Intent with ITN Energy Systems, Inc. dated October 17, 1996 (incorporated by reference to the exhibits to Current Report on Form 8-K/A dated November 7, 1996).

10.10	Letter Agreement with BC Projectos dated March 4, 1999 (incorporated by reference to Exhibit No. 10.11 to Amendment No. Two to Registration Statement No. 333-85682 on Form S-3/A filed on October 28, 2002).

10.11	Letter of Intent with Pertamina dated October 2, 2001 (incorporated by reference to Exhibit No. 10.12 to Amendment No. Two to Registration Statement No. 333-85682 on Form S-3/A filed on October 28, 2002).

10.12	Letter of Intent with Oroboros AB dated September 29, 1999 (incorporated by reference to Exhibit No. 10.13 to Amendment No. Two to Registration Statement No. 333-85682 on Form S-3/A filed on October 28, 2002).

10.13	Memorandum of Understanding with GTL Bolivia, S.A. dated June 22, 2001 (incorporated by reference to Exhibit No. 10.14 to Amendment No. Two to Registration Statement No. 333-85682 on Form S-3/A filed on October 28, 2002).

10.14	Memorandum of Understanding with Jacobs Engineering U.K. Limited dated July 15, 1999 (incorporated by reference to Exhibit No. 10.15 to Amendment No. Two to Registration Statement No. 333-85682 on Form S-3/A filed on October 28, 2002).

10.15	Memorandum of Understanding with Jacobs Engineering U.K. Limited dated January 20, 2004 (incorporated by reference to Exhibit 10.1 to Form 8-K dated January 28, 2004).

10.16	Agreement with Petrie Parkman & Co. dated May 10, 2001 (incorporated by reference to Exhibit No. 10.16 to Amendment No. Two to Registration Statement No. 333-85682 on Form S-3/A filed on October 28, 2002).

10.17	Employment Contract with executive officer of subsidiary REN Corporation (incorporated by reference from the exhibits to Rentech’s Annual Report on Form 10-K for the year ended September 30, 2001, filed on December 28, 2001).

RENTECH, INC.

10.18	Employment Agreement with Charles B. Benham (incorporated by reference to Exhibit No. 10.18 to Amendment No. Two to Registration Statement No. 333-85682 on Form S-3/A filed on October 28, 2002).

10.19	Employment Agreement with Mark S. Bohn (incorporated by reference to Exhibit No. 10.19 to Amendment No. Two to Registration Statement No. 333-85682 on Form S-3/A filed on October 28, 2002).

10.20	Employment Agreement with Ronald C. Butz (incorporated by reference to Exhibit No. 10.20 to Amendment No. Two to Registration Statement No. 333-85682 on Form S-3/A filed on October 28, 2002).

10.21	Employment Agreement with Dennis L. Yakobson (incorporated by reference to Exhibit No. 10.22 to Amendment No. Two to Registration Statement No. 333-85682 on Form S-3/A filed on October 28, 2002).

31.1	Certification of President and Chief Executive Officer pursuant to Rule 15d – 14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 15d – 14(a).

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(b)	Reports on Form 8-K:

We filed the following reports on Form 8-K during the quarter for which this report is filed:

Form 8-K dated January 6, 2004 reporting under Item 12.
Form 8-K dated January 28, 2004 reporting under Items 5 and 7.
Form 8-K dated February 18, 2004 reporting under Items 5 and 7.
Form 8-K dated February 19, 2004 reporting under Item 5.
Form 8-K dated March 22, 2004 reporting under Items 5 and 7.

RENTECH, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RENTECH, INC.

Dated: May 14, 2004	/s/ Dennis L. Yakobson
Dennis L. Yakobson, President and
Chief Executive Officer

Dated: May 14, 2004	/s/ Geoffrey S. Flagg
Geoffrey S. Flagg
Chief Financial Officer