Form 10-Q
period 2004-06-30
RENTECH INC /CO/
filed 2004-08-04
CIK 868725

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

The number of shares of the Registrant’s common stock outstanding as of August 3, 2004 was 89,370,101.

RENTECH, INC.

Form 10-Q

Third Quarter ended June 30, 2004

RENTECH, INC.

PART I.   FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Balance Sheets

	June 30, 2004	September 30, 2003
	(Unaudited)
Assets
Current assets
Cash	$771,153	$315,763
Restricted cash	500,000	500,000
Accounts receivable, net of $17,500 allowance for doubtful accounts	1,271,622	1,143,813
Costs and estimated earnings in excess of billings	334,992	482,070
Stock subscription receivable	384,000	—
Other receivables	90,977	23,757
Receivable from related party	19,939	30,097
Inventories (Note 3)	443,753	535,782
Prepaid expenses and other current assets	323,874	178,720
Total current assets	4,140,310	3,210,002

Property and equipment, net of accumulated depreciation of $1,987,485 and $1,702,548	4,093,221	4,217,953

Other assets
Licensed technology, net of accumulated amortization of $2,477,894 and $2,306,308	953,254	1,124,841
Capitalized software costs, net of accumulated amortization of $88,074 and $868,343	8,007	32,027
Goodwill, net of accumulated amortization of $400,599	1,006,554	1,006,554
Non-compete agreement, net of accumulated amortization of $96,366 and $71,567	66,134	90,934
Investment in advanced technology companies (Note 4)	1,200,000	1,200,000
Technology rights, net of accumulated amortization of $194,229 and $172,648	93,517	115,098
Deposits and other assets	97,690	189,705
Total other assets	3,425,156	3,759,159

Total assets	$11,658,687	$11,187,114

See notes to consolidated financial statements.

(continued on following page)

RENTECH, INC.

Consolidated Balance Sheets

(continued from previous page)

	June 30, 2004	September 30, 2003
	(Unaudited)
Liabilities And Stockholders’ Equity
Current liabilities
Accounts payable	$951,305	$960,561
Billings in excess of costs and estimated earnings	290,915	6,300
Accrued payroll and benefits	447,119	526,899
Deferred compensation	491,039	437,958
Accrued liabilities	513,085	473,265
Other liability	—	142,000
Convertible notes payable to related parties (Note 6)	181,651	87,899
Lines of credit payable (Note 7)	1,421,353	1,428,072
Current portion of long-term debt	75,923	86,351
Current portion of long-term convertible debt to stockholders (Note 5)	54,565	632,435
Total current liabilities	4,426,955	4,781,740

Long-term liabilities
Long-term debt, net of current portion	1,076,029	1,054,183
Long-term convertible debt to stockholders, net of current portion (Note 5)	1,735,155	2,147,256
Lessee deposits	7,485	7,485
Investment in Sand Creek	16,878	15,070
Total long-term liabilities	2,835,547	3,223,994
Total liabilities	7,262,502	8,005,734

Minority interest	25,264	154,269

Commitments and contingencies

Stockholders’ equity (Note 8)
Convertible preferred stock - $10 par value; 1,000,000 shares authorized and no shares outstanding	—	—
Common stock - $.01 par value; 150,000,000 shares authorized; 88,939,560 and 79,336,585 shares issued and outstanding	889,396	793,366
Additional paid-in capital	48,697,680	42,672,791
Accumulated deficit	(45,216,155)	(40,439,046)
Total stockholders’ equity	4,370,921	3,027,111

Total liabilities and stockholders’ equity	$11,658,687	$11,187,114

See notes to consolidated financial statements.

RENTECH, INC.

Consolidated Statements of Operations

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Revenues
Product sales	$693,771	$713,816	$1,615,512	$1,462,898
Service revenues	1,954,890	1,211,218	4,742,060	4,469,343
Royalty income	—	—	—	100,000
Total revenues	2,648,661	1,925,034	6,357,572	6,032,241

Cost of sales
Product sales	323,965	341,021	817,336	687,046
Service costs	1,332,163	920,174	3,278,459	3,030,146
Total cost of sales	1,656,128	1,261,195	4,095,795	3,717,192

Gross profit	992,533	663,839	2,261,777	2,315,049

Operating expenses
General and administrative expense	1,659,290	1,823,357	5,341,428	5,214,879
Depreciation and amortization	128,331	204,189	414,008	615,845
Research and development	194,685	244,855	580,095	487,463
Total operating expenses	1,982,306	2,272,401	6,335,531	6,318,187

Loss from operations	(989,773)	(1,608,562)	(4,073,754)	(4,003,138)

Other income (expenses)
Equity in loss of investee	(40,970)	(47,448)	(141,643)	(156,674)
Interest income	3,832	4,960	11,215	16,861
Interest expense	(155,711)	(382,764)	(698,292)	(599,829)
Loss on disposal of fixed assets	—	2,486	(3,640)	2,486
Total other income (expense)	(192,849)	(422,766)	(832,360)	(737,156)

Minority interest in subsidiary’s net (income) loss	(1,465)	62,637	129,005	147,374

Net loss applicable to common stockholders	$(1,184,087)	$(1,968,691)	$(4,777,109)	$(4,592,920)

Basic and diluted loss per common share	$(0.01)	$(0.03)	$(0.06)	$(0.06)

Basic and diluted weighted-average number of common shares outstanding	88,241,193	73,708,092	84,768,418	72,632,812

See notes to consolidated financial statements.

RENTECH, INC.

Consolidated Statement of Stockholders’ Equity

(Unaudited)

	Convertible Preferred Stock						Additional		Total
	Series A		Series B		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, September 30, 2003 (audited)	—	$—	—	$—	79,336,585	$793,366	$42,672,791	$(40,439,046)	$3,027,111
Common stock issued for cash, net of offering costs of $95,600	—	—	—	—	986,665	9,867	338,533	—	348,400
Common stock issued for options and warrants exercised, net of offering costs of $124,875	—	—	—	—	5,182,632	51,826	3,739,129	—	3,790,955
Common stock issued for conversion of convertible notes	—	—	—	—	3,361,520	33,615	1,545,144	—	1,578,759
Stock options granted for services	—	—	—	—	—	—	28,522	—	28,522
Offering costs of convertible notes	—	—	—	—	—	—	307,000	—	307,000
Common stock issued for services	—	—	—	—	72,158	722	66,561	—	67,283
Net loss for the nine months ended June 30, 2004	—	—	—	—	—	—	—	(4,777,109)	(4,777,109)

Balance, June 30, 2004	—	$—	—	$—	88,939,560	$889,396	$48,697,680	$(45,216,155)	$4,370,921

See notes to consolidated financial statements.

RENTECH, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended June 30,
	2004	2003
Cash flows from operating activities
Net loss	$(4,777,109)	$(4,592,920)
Adjustments to reconcile net loss to net cash used in operating activities
Increase in allowance for doubtful accounts	—	5,500
Depreciation	322,116	312,097
Amortization	241,987	454,935
Interest income on receivable from related party	—	(6,619)
Loss on disposal of fixed assets	3,640	(2,486)
Equity in loss of investee	141,643	156,674
Minority interest in net loss of subsidiary	(129,005)	(147,374)
Accrued interest expense	36,666	49,159
Salaries expense paid through debt	357,877	530,169
Common stock issued for services	67,282	159,000
Stock options and warrants issued for services	28,522	—
Changes in operating assets and liabilities
Accounts receivable	(127,809)	540,071
Costs and estimated earnings in excess of billings	147,078	439,493
Other receivables and receivable from related party	(57,062)	33,278
Inventories	92,029	(69,877)
Prepaid expenses and other current assets	77,194	117,656
Accounts payable	(9,256)	45,300
Billings in excess of costs and estimated earnings	284,615	(114,530)
Accrued liabilities, accrued payroll and other	(128,878)	23,462
Net cash used in operating activities	(3,428,470)	(2,067,012)

Cash flows from investing activities
Purchase of property and equipment	(123,677)	(47,394)
Proceeds from disposal of fixed assets	—	3,670
Deposits and other assets	347,326	119,108
Cash used in purchase of investments	(139,835)	(162,652)
Net cash used in investing activities	83,814	(87,268)

Cash flows from financing activities
Proceeds from issuance of common stock	3,975,831	182,819
Proceeds from stock subscription receivable	—	76,186
Payment of offering costs	(220,475)	(18,825)
Proceeds from long-term debt and notes payable	568,476	1,955,000
Proceeds from line of credit, net	(6,719)	(104,533)
Payments on long-term convertible debt and notes payable	(517,067)	(637,401)
Net cash (used in) provided by financing activities	3,800,046	1,453,246

Increase (decrease) in cash	455,390	(701,034)

Cash, beginning of period	815,763	1,032,920

Cash, end of period	$1,271,153	$331,886

See notes to consolidated financial statements.

(continued on following page)

(continued from previous page)

For the nine months ended June 30, 2004 and 2003, the Company made cash interest payments of $328,985 and $326,320. Excluded from the statements of cash flows for the nine months ended June 30, 2004 and 2003 were the effects of certain non-cash investing and financing activities as follows:

	Nine Months Ended June 30,
	2004	2003

Purchase of annual insurance financed with a note payable	$222,348	$191,355
Issuance of common stock for conversion of convertible notes payable	$1,578,759	$1,139,592
Issuance of common stock for exercise of stock options in partial settlement of deferred compensation	$—	$65,600
Deferred financing charges for convertible promissory notes	$307,000	$459,334
Issuance of common stock for subscription receivable	$384,000	$304,490
Purchase of a fixed asset with note payable	$77,347	$—
Reclassification of inventory to property and equipment	$—	$332,258

See notes to consolidated financial statements.

RENTECH, INC.

Notes to Consolidated Financial Statements

June 30, 2004 (Unaudited)

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for completer financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  These unaudited consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended September 30, 2003.  Operating results for the nine months ended June 30, 2004 are not necessarily indicative of the results that may be realized for the full fiscal year ending September 30, 2004.

Management’s Plans

From the Company’s inception on December 18, 1981 through June 30, 2004, the Company has incurred losses in the amount of $45,216,155.  For the nine months ended June 30, 2004, the Company recognized a $4,777,109 net loss.  If the Company does not operate at a profit in the future, the Company may be unable to continue its operations at the present level.

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

Historically, the Company has relied for working capital upon private placements of our equity represented by our common stock, supplemented by debt financing.  On March 19, 2004, the Company’s shareholders approved an amendment to the Company’s articles of incorporation to increase the number of authorized shares of common stock from 100,000,000 to 150,000,000.  In achieving its objectives as planned for fiscal 2004, the Company will need to issue additional shares of its common stock and may issue shares of its convertible preferred stock or other convertible securities in private placements to fund working capital requirements.  In addition, the Company is seeking buyers to purchase all or some of its one-half interest in the assets of Sand Creek Energy, LLC.  The Company believes that its current available cash, revenues from operations, and the potential sale of assets will not be sufficient to meet its cash operating requirements through the fiscal year ended September 30, 2004 without additional debt and equity financing.  Obtaining equity financing through placements of additional securities or obtaining debt financing, however, depends upon obtaining investors who are willing to invest in our equity securities, or debt instruments.

RENTECH, INC.

Notes to consolidated financial Statements

June 30, 2004 (Unaudited)

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

For the nine months ended June 30, 2004 and 2003, stock options for a total of 3,179,419 and 4,827,766 shares, stock warrants for a total of 2,882,904 and 5,292,086 shares and total long-term convertible debt which is convertible into shares of common stock of 4,412,653 and 6,864,154 shares were not included in the computation of diluted loss per share because their effect was anti-dilutive.

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

	Nine Months Ended June 30,
	2004	2003
Loss applicable to common stock
As reported	$(4,777,109)	$(4,592,920)
Pro forma	$(4,940,631)	$(4,613,728)

Loss per common share
As reported	$(.06)	$(.06)
Pro forma	$(.06)	$(.06)

RENTECH, INC.

Notes to consolidated financial Statements

June 30, 2004 (Unaudited)

Note 3 - Inventories

Inventories consist of the following:

	June 30, 2004	September 30, 2003

Finished goods	$111,987	$168,055
Work in process	46,494	51,714
Raw materials	285,272	316,013

	$443,753	$535,782

Note 4 – Investment in Advanced Technology Companies

On May 29, 1998, the Company acquired a 10% ownership in INICA, Inc. for $3,079,107.  During the fourth quarter of fiscal 2003, the Company exchanged its 10% ownership in INICA for a 2.28% ownership in the common stock of Global Solar Energy, Inc. and a 5.76% ownership in the common stock of Infinite Power Solutions, Inc.  Global Solar Energy manufactures and markets flexible photovoltaic (PV) modules, while Infinite Power Solutions is developing micro-miniature thin-film rechargeable batteries.  As of September 30, 2003, the Company assessed the value of its minority ownership interests in Global Solar Energy and Infinite Power Solutions based upon currently available information.  As a result of that assessment, the Company recorded an impairment of investment of approximately $1,900,000 and the investment in the two Advanced Technology Companies is recorded at the estimated net realizable value of $1,200,000.  The assessment that the Company performed was based upon estimates.  The actual value that is realized from these investments may be more or less than $1,200,000.  The Company will recognize gains or losses on these investments, if any, when realized.  As of June 30, 2004, the Company reassessed the value of its minority ownership interests and determined no impairment was necessary.

Note 5 – Long-Term Convertible Debt

On February 25, 2002, the Company issued four long-term convertible notes totaling $2,250,000 to existing stockholders of the Company, which accrued interest at 8.5% and mature on February 25, 2006.  Monthly cash payments on the notes total $19,526. The notes are convertible into no more than 4,500,000 shares of the Company’s common stock at a conversion price of $0.50 per share, less two shares for every dollar of principal reduction of the notes paid in the form of cash.  Principal in the amount of one thirty-sixth of the declining principal balance of the notes automatically converts into the Company’s common stock at a conversion price of $0.50 per share on the first day of each month.  The notes are secured by the assets of OKON, Inc., including the capital stock of that company.  As a result of the automatic conversion feature, $349,678 of the long-term convertible debt to stockholders is scheduled to convert into the Company’s common stock during the next twelve months.  The balance of these convertible notes at June 30, 2004 was $1,245,216.

During January, February, and April 2003, the Company entered into ten convertible notes totaling $1,955,000 with existing stockholders of the Company, which accrued interest at 9% and matured in January, February and April 2004.  The notes were converted in whole or in part into common stock of the Company at a conversion rate of $0.45 per share.  Two of the notes automatically converted into common stock of the Company during fiscal 2003.  In addition, the remaining eight notes were converted into 1,947,423 shares of common stock of the Company during the nine months ended June 30, 2004.

On August 28, 2003, the Company entered into two convertible notes totaling $865,000 with existing stockholders of the Company, which accrued interest at 10% and mature on August 28, 2006.  During the nine months ended June 30, 2004, the Company received $315,000 of the proceeds from the notes.  Interest-only payments are due on the first day of each month.  The market price of the Company’s common stock was greater than the conversion rate included in the notes.  As a result, the Company recorded $187,000 in deferred financing charges related to these notes during the nine months ended June 30, 2004.  The notes are convertible at any time in whole or in part into registered common stock of the Company at a conversion rate of $0.45 per share.  The balance of these convertible notes at June 30, 2004 was $865,000.

RENTECH, INC.

Notes to consolidated financial Statements

June 30, 2004 (Unaudited)

Note 5 – Long-Term convertible Debt (continued)

On October 29, 2003, the Company entered into four convertible notes totaling $250,000 with existing stockholders of the Company, which bear interest at 6% and matured on January 4, 2004.  The market price of the Company’s common stock was greater than the conversion rate included in the notes.  As a result, the Company recorded $120,000 in deferred financing charges related to these notes during the nine months ended June 30, 2004.  The notes were convertible at any time in whole or in part into registered common stock of the Company at a conversion rate of $0.50 per share, and were converted during the quarter ended December 31, 2003 into 500,000 shares of common stock of the Company.

Note 6 – Related Party Transactions

On January 1, 2003, the Company began to defer monthly salary payments to certain officers.  These officers and the Company entered into convertible notes in the amount of such deferred salary payments.  The notes bear interest at 9% and mature on January 1, 2005.  The notes may be converted in whole or in part into unregistered common stock of the Company at a conversion rate of $0.45 per share for the deferrals between January 1, 2003 and June 30, 2003 and at the closing market price for all subsequent deferrals.  As of June 30, 2004 the balance of these convertible notes was $181,651.

During the nine months ended June 30, 2004, the Company incurred $1,475 in consulting services to a company in which a director of the Company is a principal.

Note 7 – Lines of Credit

On February 25, 2002, the Company entered into a $1,000,000 business line of credit agreement with Premier Bank through its 56% owned subsidiary, REN.  The line of credit matures on May 1, 2005, at which time all unpaid principal and interest is due.  The line of credit bears interest at prime plus 1.5% (5.5% at June 30, 2004), and interest is accrued and payable monthly.  On February 27, 2002, the Company purchased a $500,000 certificate of deposit with Premier Bank, to be used as collateral on the line of credit.  The line of credit is also collateralized by the first deed of trust on the real property of Petroleum Mud Logging and REN.  The line of credit is further guaranteed by Rentech, PML, and the minority shareholder of REN. The balance of this line of credit at June 30, 2004 was $921,353.

On September 27, 2002, the Company entered into a $500,000 business line of credit agreement with the Bank of Denver.  The line of credit is due on demand.  On March 4, 2004, the Company and the Bank of Denver signed a change in terms agreement converting the line of credit to an installment loan under which the maturity date of the line was extended from March 1, 2004 to September 1, 2007, at which time all unpaid principal and interest is due.  The line of credit bears interest at the Bank of Denver Base Rate plus 0.5% (6.25% at June 30, 2004), and interest is accrued and payable monthly through October 1, 2004, at which time the line of credit will convert to an installment loan, and the remaining balance will be amortized over 36 months beginning October 1, 2004.  The line of credit is collateralized by all inventory, accounts receivable and equipment of Rentech.  In addition, the line of credit is secured by a mortgage against the building in which our research and development laboratory resides, and 1,304,000 shares of the Company’s common stock consisting of shares owned by five officers of the Company.  The balance of this line of credit at June 30, 2004 was $500,000.

Note 8 – Stockholders’ Equity

Common Stock

During the nine months ended June 30, 2004, the Company offered shares of its common stock for sale in a private placement offering of up to $500,000. The Company granted non-exclusive rights to several placement agents to sell the shares under the offering described in the memorandum.  The Company offered its shares for sale at $0.45 per share. In addition, the Company agreed to issue warrants to its brokers, who served as selected dealers in the private placement, to purchase one share of the

RENTECH, INC.

Notes to consolidated financial Statements

June 30, 2004 (Unaudited)

Note 8 – Stockholders’ Equity (continued)

Company’s common stock for every $4.00 of the Company’s common stock sold, at a purchase price of $1.00.  The warrants are exercisable through November 21, 2006.  The Company issued 124,445 shares of its common stock for cash of $56,000 during September 2003, and an additional 986,665 shares of its common stock for cash of $444,000 during the nine months ended June 30, 2004 under the private placement.  The Company incurred $95,600 in offering costs related to the private placement.  The Company has also issued warrants to purchase 93,500 shares of the Company’s common stock to brokers related to the private placement.  During the period, the Company also issued 5,182,632 shares of its common stock upon the exercise of stock options and warrants for net cash proceeds of $3,790,955.  As of June 30, 2004, the Company had a subscription receivable of $384,000 related to the issuance of these warrants.  Subsequent to June 30, 2004, the Company received cash payments in satisfaction of the subscription receivable.  The Company incurred $124,875 in offering costs related to the common stock issued for options and warrants exercised.  In addition, the Company issued 3,361,520 shares of its common stock upon the conversion of $1,578,759 of long-term convertible debt to stockholders.  The Company incurred $307,000 in non-cash offering costs during the nine months ended June 30, 2004 related to the convertible notes issued during the period.  During the period, the Company also issued 72,158 shares of common stock for services valued at $67,283.

Stock Options and Warrants

During the nine months ended June 30, 2004, the Company issued options to employees of the Company to purchase 390,000 shares of the Company’s common stock at the market price on the date of grant.  The options were valued at $163,522 using the Black-Scholes option-pricing model and did not result in a charge to compensation expense.  The Company also issued warrants to certain consultants to purchase 160,000 shares of the Company’s common stock.  The warrants were valued using the Black-Scholes option-pricing model, which resulted in consulting expense charges of $28,522.  In addition, the Company issued warrants to certain brokers to purchase 93,500 shares of the Company’s common stock.  The warrants were valued using the Black-Scholes option-pricing model, which resulted in an offering cost charge to additional paid in capital of $29,413.  The Company also issued warrants to certain warrant-holders to purchase 139,500 shares of the Company’s common stock.  The warrants were valued using the Black-Scholes option-pricing model, which resulted in an offering cost charge to additional paid in capital of $21,547.

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

RENTECH, INC.

Notes to consolidated financial Statements

June 30, 2004 (Unaudited)

Note 9 – Segment Information (continued)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Revenues:
Alternative fuels	$348,060	$35,208	$528,618	$872,058
Paints	693,771	713,816	1,615,512	1,462,898
Oil and gas field services	1,280,959	898,932	3,503,565	2,389,962
Industrial automation systems	325,871	277,078	709,877	1,307,323

	$2,648,661	$1,925,034	$6,357,572	$6,032,241
Income (loss) from operations:
Alternative fuels	$(1,289,273)	$(1,498,780)	$(4,153,802)	$(3,620,850)
Paints	45,716	11,110	(124,861)	(161,040)
Oil and gas field services	250,177	21,476	495,904	111,314
Industrial automation systems	3,607	(142,368)	(290,995)	(332,562)

	$(989,773)	$(1,608,562)	$(4,073,754)	$(4,003,138)

Depreciation and amortization:
Alternative fuels	$110,235	$191,805	$351,567	$578,183
Paints	5,699	5,737	17,949	16,215
Oil and gas field services	39,971	29,977	114,245	91,584
Industrial automation systems	26,759	27,086	80,343	81,050

	$182,664	$254,605	$564,104	$767,032

Interest expense:
Alternative fuels	$142,536	$367,959	$658,781	$558,238
Paints	112	—	272	—
Oil and gas field services	921	346	1,447	974
Industrial automation systems	12,142	14,459	37,792	40,617

	$155,711	$382,764	$698,292	$599,829

Equity in net loss of investees:
Alternative fuels	$(40,970)	$(47,448)	$(141,643)	$(156,674)

Expenditures for additions of long-lived assets:
Alternative fuels	$4,065	$4,518	$65,250	$13,213
Paints	1,500	11,686	1,500	15,065
Oil and gas field services	37,544	2,059	141,677	12,623
Industrial automation systems	(2,354)	—	(7,406)	6,493

	$40,755	$18,263	$201,021	$47,394

RENTECH, INC.

Notes to consolidated financial Statements

June 30, 2004 (unaudited)

Note 9 – Segment Information (continued)

	June 30, 2004	September 30, 2003

Investment in equity method investees:	$(16,878)	$(15,070)

Total assets:
Alternative fuels	$6,309,632	$5,590,559
Paints	1,591,096	1,613,634
Oil and gas field services	2,591,463	2,298,340
Industrial automation systems	1,166,496	1,684,581

	$11,658,687	$11,187,114

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain information included in this report contains, and other reports or materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company or its management) contain or will contain, “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, Section 27A of the Securities Act of  1933, as amended, and pursuant to the Private Securities Litigation Reform Act of 1995.  The forward-looking statements may relate to financial results and plans for future business activities, and are thus prospective.  The forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by the forward-looking statements.  They can be identified by the use of terminology such as “may,” “will,” “expect,” “believe,” “intend,” “plan,” “estimate,” “anticipate,” “should” and other comparable terms or the negative of them.  You are cautioned that, while forward-looking statements reflect our good faith belief and best judgment based upon current information, they are not guarantees of future performance and are subject to known and unknown risks and uncertainties.  Factors that could affect Rentech’s results include our ability to obtain financing for working capital; obtaining customers for our technology, services and products; the decision of our licensees and potential licensees to proceed with any GTL project; the timing of various phases of a GTL project; the entry into definitive agreements with others related to a project, and the risk factors detailed from time to time to time in the Company’s periodic reports and registration statements filed with the Securities and Exchange Commission.  Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995, and thus are current only as of the date made.

OUR BUSINESSES

Rentech GTL Technology - Alternative Fuels Segment.  We are an energy technology company engaged in the gas-to-liquids (GTL) business.  We have developed and own patented and proprietary GTL technology that we license to members of the energy industry.  Our Rentech GTL Technology is useful for converting feedstock consisting of synthesis gases derived from carbon-bearing materials, either natural gas, liquids or solids, into synthetic liquid hydrocarbons.  The products include clean-burning diesel fuel, naphthas used for making gasoline and certain petrochemicals, and specialty products such as petroleum waxes, petrochemical feedstocks, and synthetic lubricant base oil.  The liquid hydrocarbons resulting from our GTL process are similar to analogous products derived from crude oil refining, but with significant environmental benefits.  Tests of our diesel fuel show that it is clean burning.  Unlike conventional transportation fuels, our fuels emit ultra-low amounts of sulfur and aromatics that cannot be detected by standard tests.

Rentech’s efforts have been focused on achieving commercial use of our proprietary gas-to-liquids process, which we call the Rentech GTL Technology.  We are seeking revenues from licensing the technology, from royalties charged for each barrel of liquid hydrocarbons produced by process plants that would use the technology, and from contract payments for the engineering designs and technical services we provide for evaluating the feasibility of proposed plants, and after a license is granted, for the basic engineering design of a plant.  We have maintained a GTL development and testing laboratory to support use of this technology.  The laboratory staff has concentrated on further developing and refining the Rentech GTL Technology.  The lab has also conducted contract work for Texaco Energy Systems LLC (Texaco), a licensee, and for other companies who are potential licensees and who want to evaluate the feasibility of their feedstock for use with the Rentech GTL Technology.

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

OVERVIEW OF FINANCIAL CONDITION

At June 30, 2004, we had negative working capital of $286,645.  Until the Rentech GTL Technology is accepted for commercial use and provides a net profit, we expect to have to augment the revenues provided by operations of our alternative fuels segment and our subsidiaries with additional private placements of our common stock or other equity securities convertible into common stock.

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

RENTECH, INC.

The following table provides revenues, operating income (loss) from operations and net loss applicable to common stockholders by each of our business segments for the nine months ended June 30, 2004 and 2003.  More complete details about the results of operations of our business segments are set forth later in this report under the section heading “Results of Operations”.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Revenues:
Alternative fuels	$348,060	$35,208	$528,618	$872,058
Paints	693,771	713,816	1,615,512	1,462,898
Oil and gas field services	1,280,959	898,932	3,503,565	2,389,962
Industrial automation systems	325,871	277,078	709,877	1,307,323

Total revenues	$2,648,661	$1,925,034	$6,357,572	$6,032,241

Income (loss) from operations:
Alternative fuels	$(1,289,273)	$(1,498,779)	$(4,153,802)	$(3,620,849)
Paints	45,716	11,109	(124,861)	(161,041)
Oil and gas field services	250,177	21,476	495,904	111,314
Industrial automation systems	3,607	(142,368)	(290,995)	(332,562)

Total operating loss	$(989,773)	$(1,608,562)	$(4,073,754)	$(4,003,138)

Net loss applicable to common stockholders:
Alternative fuels	$(1,468,958)	$(1,909,236)	$(4,946,482)	$(4,318,963)
Paints	45,604	10,991	(125,133)	(161,159)
Oil and gas field services	249,267	21,139	494,288	110,363
Industrial automation systems	(10,000)	(91,585)	(199,782)	(223,161)
Total net loss applicable to common stockholders	$(1,184,087)	$(1,968,691)	$(4,777,109)	$(4,592,920)

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

Effective March 24, 2003, our license agreement with Texaco was modified.  By the change, Texaco’s exclusive rights to use the Rentech GTL Technology for conversion of coal, petroleum coke and other solid and liquid hydrocarbons became non-exclusive.  Our license with Texaco remains in effect, as modified.  Texaco retained non-exclusive rights to use our technology with these hydrocarbon materials as well as non-exclusive rights to use our technology with gaseous hydrocarbons.  Beginning in March 2003, we are no longer receiving royalty payments of $20,000 per month under the license, and we will not be required to share any license fees and royalties we receive from others in the future with Texaco.  In March 2003, we completed work for Texaco under a 1999 contract by which we performed technical services to make the Rentech GTL Technology compatible for use with Texaco’s gasification technology.  In early 2003, we completed our subcontract with Texaco on its contract with the U.S. Department of Energy on developing plans for an Early Entrance Co-production Plant contract.  This contract was focused on developing a program for the Department of Energy for an energy plant that produces both transportation fuels and electricity.

With the change to the Texaco license, we are now able to offer licenses of our Rentech GTL Technology to other energy businesses for conversion of coal, petroleum coke and other solids and liquids. We are now working with several other companies to study the feasibility of developing GTL projects using the Rentech GTL Technology.  No commitments have been made to proceed with these projects, however, we have received revenues from several feasibility studies.

RENTECH, INC.

In the future, we expect to receive revenues associated with the Rentech GTL Technology from the following principal sources:

•              Contract payments for design studies.  These are preliminary feasibility studies for potential licensees.

•              License fees from licenses granted for use of the technology.

•              Contract payments for basic construction engineering services.  We provide these services to licensees during construction or startup of the licensee’s plants.

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

The revenues from our GTL license fees and royalties and the contract work performed at our GTL laboratory, including payments we previously received from contract work for Texaco, have not been adequate to fund our operations.  We do not expect revenues from our GTL technology to produce a net profit until we obtain additional contracts for feasibility studies and engineering designs for planning for a GTL plant using our technology, and fees for grants of licenses.  During the nine months ended June 30, 2004, we incurred a net loss of $4,946,482 associated with the Rentech GTL Technology in our alternative fuels segment, compared with a net loss of $4,318,963 for the nine months ended June 30, 2003.

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

OVERVIEW OF STATUS OF OUR SUBSIDIARIES

Our business strategy includes operating our subsidiaries in the expectation of revenues and cash flow to offset some of the costs of bringing the Rentech GTL Technology to commercial use and profitable operations as soon as feasible.  We realized revenues

RENTECH, INC.

from the stains, sealers and coatings business conducted by our wholly-owned subsidiary, OKON, Inc.; from the oil and gas field services provided by Petroleum Mud Logging, Inc., a wholly-owned subsidiary; and from the manufacture of complex microprocessor controlled industrial automation systems by REN Corporation, a 56% owned subsidiary.  During the nine months ended June 30, 2004 and 2003, OKON, Inc. and REN Corporation experienced net losses.  We are attempting to increase the revenues of OKON, Inc. and REN Corporation to achieve positive cash flows from them.

During the nine months ended June 30, 2004, OKON expanded its net revenues over those in the same period in fiscal 2003 through increased sales to wholesalers who distribute OKON’s products to independent retail stores, as well as to national and retail paint manufacturers. The increase in paint revenue reflects the success of our continued marketing efforts in our primary distribution markets that we have been expanding over the past year. OKON’s net loss in the nine months ended June 30, 2004 was $125,133, compared to a net loss of $161,159 in the same period in 2003. This loss is a function of the seasonality of OKON’s markets and cost of entry for new market penetration.

Petroleum Mud Logging, Inc. continued to perform well during the first nine months of fiscal 2004, increasing its net revenues over those for the same period in fiscal 2003.  PML is benefiting from our investments made over the last several fiscal years in upgrading its technology, as well as from increased demand for drilling for natural gas, and increased marketing efforts.  PML’s net income in the nine months ended June 30, 2004 was $494,288, compared to $110,363 in the same period in 2003.

REN Corporation experienced a decline in contract orders for its automated test systems during the first nine months of fiscal 2004 compared to the same period in fiscal 2003.  We believe this reduction is due to a decrease in industry orders resulting from a general economic downturn and a series of corporate reorganizations that have affected REN’s historical customers, and deterred placements of new orders with REN.  REN’s net loss in the nine months ended June 30, 2004 was $199,782, compared to a net loss of $223,161 in the same period in 2003.  This decreased loss is due to certain cost reductions implemented during the period, however, it also reflects a lack of new contracts required to provide sufficient revenue to cover operating costs.  REN Corporation is looking at alternatives to increase its revenues.  These include an aggressive program to develop a more standardized test stand and to expand its contracts to service test stands it has previously sold to various customers as well as test stands manufactured by its competitors.

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

RENTECH, INC.

The following table sets forth, for the three and nine months ended June 30, 2004 and June 30, 2003, a comparison of changes between the periods in the components of our Consolidated Statements of Operations:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Gross Profit Percentage
Product sales	53.3%	52.2%	49.4%	53.0%

Oil and gas field services	30.6%	23.8%	30.6%	25.9%
Industrial automation systems	47.5%	24.0%	29.7%	27.8%
Technical services	14.7%	(339.1)%	21.1%	54.0%
Rental income	100.0%	100.0%	100.0%	100.0%
Total service gross profit %	31.9%	24.0%	30.9%	32.2%

Royalty income	—	—	—	100.0%
	37.5%	34.5%	35.6%	38.4%

As a Percentage of Consolidated Net Sales
Product sales	26.2%	37.1%	25.4%	24.2%

Oil and gas field services	48.4%	46.7%	55.1%	39.6%
Industrial automation systems	12.3%	14.4%	11.2%	21.7%
Technical services	12.0%	0.3%	6.9%	11.4%
Rental income	1.1%	1.5%	1.4%	1.4%
Total service as a percentage of consolidated net sales	73.8%	62.9%	74.6%	74.1%

Royalty income	—	—	—	1.7%
	100.0%	100.0%	100.0%	100.0%

Operating expenses
General and administrative expense	62.6%	94.7%	84.0%	86.5%
Depreciation and amortization	4.8%	10.6%	6.5%	10.2%
Research and development	7.4%	12.7%	9.1%	8.1%
	74.8%	118.0%	99.7%	104.7%

Loss from operations	(37.4)%	(83.6)%	(64.1)%	(66.4)%

Other income (expenses)
Equity in loss of investee	(1.5)%	(2.5)%	(2.2)%	(2.6)%
Interest income	0.1%	0.3%	0.2%	0.3%
Interest expense	(5.9)%	(19.9)%	(11.0)%	(9.9)%
Loss on disposal of fixed assets	—	0.1%	(.01)%	0.0%
	(7.3)%	(22.0)%	(13.1)%	(12.2)%

Minority interest in subsidiary’s net (income) loss	(0.1)%	3.3%	2.0%	2.4%

Net loss	(44.7)%	(102.3)%	(75.1)%	(76.1)%

RENTECH, INC.

THREE AND NINE MONTHS ENDED JUNE 30, 2004 COMPARED TO JUNE 30, 2003:

Revenues

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Revenues:
Product sales	$693,771	$713,816	$1,615,512	$1,462,898

Oil and gas field services	1,280,959	898,932	3,503,565	2,389,962
Industrial automation systems	325,871	277,078	709,877	1,307,323
Technical services	318,376	5,628	441,071	687,734
Rental income	29,684	29,580	87,547	84,324
Total service revenues	1,954,890	1,211,218	4,742,060	4,469,343

Royalty income	—	—	—	100,000
Total revenues	$2,648,661	$1,925,034	$6,357,572	$6,032,241

Product Sales.  Our product sales were realized from sales of water-based stains, sealers and coatings by our subsidiary OKON, Inc., through which we conduct this paint business segment.  These sales produced revenues of $693,771 and $1,615,512 during the three and nine months ended June 30, 2004.  This compares to revenues from this segment of $713,816 and $1,462,898 for the three and nine months ended June 30, 2003, a decrease of 3% for the 3-month period and an increase of 10% for the nine-month period.  The decrease in paint revenues over the three months ended June 30, 2004 is due to a reduction in inventory levels by OKON’s largest customer.  The increase in paint revenue over the nine months ended reflects the success of our continued marketing efforts in our primary distribution markets that we have been expanding over the past year.

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

Petroleum Mud Logging, Inc.  Service revenues in the amount of $1,280,959 and $3,503,565 were derived from contracts for our oil and gas field services for the three and nine months ended June 30, 2004.  Our oil and gas field service revenues for the three and nine months ended June 30, 2004 increased by $382,027 and $1,113,603, or 42% and 47%, from the service revenues of $898,932 and $2,389,962 for the three and nine months ended June 30, 2003.  The increase in oil and gas field services revenue was due to an increase in demand for our mud logging services as drilling for new natural gas wells has continued to increase in our service market.  Therefore, a higher percentage of our 35 mud logging vehicles were under contract in the field for the three and nine months ended June 30, 2004 as compared to the three and nine months ended June 30, 2003.  We were also able to increase our billing rates for services as demand increased.

REN Corporation provided service revenues in the amount of $325,871 and $709,877 during the three and nine months ended June 30, 2004 and $277,078 and $1,307,323 during the three and nine months ended June 30, 2003 from contracts for the manufacture of complex microprocessor controlled industrial automation systems.  The increase of $48,793, or 17%, in industrial automation systems revenue during the three months ended June 30, 2004 occurred due to an increase in work completed under test stand servicing arrangements.  The decrease of $597,446 or 46% in industrial automation systems revenue during the nine months ended June 30, 2004 occurred because we did not obtain as many contracts as before for manufacture of systems.  Of the decrease, 98% is attributable to Caterpillar as the majority of the cost-intensive work on the Caterpillar contracts was completed during fiscal 2002.  The remaining 2% is related to a decrease in revenue from all other customers.  REN has reduced its operating costs during the last fiscal quarter in efforts to develop and maintain a positive cash flow.  REN has received numerous proposals for new work from several former and new customers for development of new test equipment.  Whether new contracts will be received, and the timing and amount of revenues they would generate, is uncertain.  If new revenues are not developed from pending proposals, REN will not be able to continue its operations at the present level.

RENTECH, INC.

Our alternative fuels segment provided service revenues, including revenue earned for technical services provided to certain customers related to the Rentech GTL Technology.  These technical services were performed at our development and testing laboratory.  Our service revenues for these technical services were $318,376 and $441,071 during the three and nine months ended June 30, 2004 as compared to $5,628 and $687,734 during the three and nine months ended June 30, 2003.  Compared to the prior year, our service revenues from technical services increased by $312,748 during the three months ended June 30, 2004, and decreased by $246,663 during the nine months ended June 30, 2004.  During the three and nine months ended June 30, 2004, we recognized revenue of $307,461, or 97% and 70% of total technical services revenue, from our technical services agreement with Royster-Clark Nitrogen which began in fiscal 2004.  This increase in technical services revenue was partially offset by a decrease in the work for Texaco during the three and nine months ended June 30, 2004 as our services to it under our 1999 technical services contract with Texaco ceased upon the modification in March 2003 of our license agreement with it.

Rental income is also included in our service revenues.  We leased part of our development and testing laboratory building in Denver to a tenant.  Rental income from this tenant contributed $29,684 and $87,547 in revenue during the three and nine months ended June 30, 2004 as compared to $29,580 and $84,324 during the three and nine months ended June 30, 2003.  Rental income is included in our alternative fuels segment because the rental income is generated from the laboratory building that houses our development and testing laboratory, which is part of the alternative fuels segment.

Royalty income, which is generated through licensing the Rentech GTL Technology, is included in our alternative fuels segment. Royalty income consisted of royalties that we received as a result of our October 1998 license of the Rentech GTL Technology to Texaco.  Under the license agreement, we earned $0 in royalties during the three and nine months ended June 30, 2004 and $0 and $100,000 during the three and nine months ended June 30, 2003. No royalties were received subsequent to February 2003, and no royalties will be received in the future under the October 1998 license agreement as a result of modification to the license agreement in March 2003.

Cost of Sales

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Cost of sales:
Product costs	$323,965	$341,021	$817,336	$687,046

Oil and gas field services	889,386	684,803	2,431,106	1,770,112
Industrial automation systems	171,069	210,657	499,373	943,351
Technical services	271,708	24,714	347,980	316,683
Total service cost of sales	1,332,163	920,174	3,278,459	3,030,146

Total cost of sales	$1,656,128	$1,261,195	$4,095,795	$3,717,192

Our cost of sales include costs for our OKON products, our oil and gas field services, technical services including research and development contract costs, and industrial automation system services.  During the three and nine months ended June 30, 2004, the combined cost of sales was $1,656,128 and $4,095,795 compared to $1,261,195 and $3,717,192 during the three and nine months ended June 30, 2003.  The increase for the three and nine months ended June 30, 2004 resulted from an increase in cost of sales for the product sales, oil and gas field services segment and for the alternative fuels segment, offset by a decrease in cost for the industrial automation systems segment.

Cost of sales for product sales is the cost of sales of our paint business segment for sales of stains, sealers and coatings.  During the three months ended June 30, 2004, our costs of sales for the paint segment decreased by $17,056, or 5%, to $323,965 as compared to the three months ended June 30, 2003.  During the nine months ended June 30, 2004, our costs of sales for the paint segment increased by $130,290, or 19%, to $817,336 as compared to the nine months ended June 30, 2003.  The decrease in costs during the three months ending June 30, 2004 was directly related to a decrease in revenues.  The decrease in paint revenues is due to a reduction in inventory levels by OKON’s largest customer.  The increase in costs during the nine months ended June 30, 2004 was due to an increase in raw materials used in the manufacturing process resulting from increased product sales.  The increase in paint revenue reflects the success of our continued marketing efforts in our primary distribution markets that we have been expanding over the past year.

RENTECH, INC.

Cost of sales for oil and gas field services increased to $889,386 and $2,431,106 during the three and nine months ended June 30, 2004, up from $684,803 and $1,770,112 during the three and nine months ended June 30, 2003.  Of the increases of $204,583 and $660,994, 82% and 81%, respectively, were related to field labor and benefits and field living expenses, while the remainder was made up of supplies and other such miscellaneous costs.  The increase in cost of sales resulted from an increase in demand for our mud logging services as drilling for new natural gas wells has continued to increase in our service markets.

Cost of sales for the industrial automation systems segment were $171,069 and $499,373 during the three and nine months ended June 30, 2004 as compared to $210,657 and $943,351 during the three and nine months ended June 30, 2003.  The decrease of $39,588 during the three months ended June 30, 2004 was due to a higher percentage of revenue completed under test stand servicing arrangements, which produce higher gross margins.  The decrease of $443,978 during the nine months ended June 30, 2004 was directly related to the 46% decrease in revenues from this segment as compared to the nine months ended June 30, 2003.

Cost of sales for technical services were $271,708 and $347,980 during the three and nine months ended June 30, 2004, up from $24,714 and $316,683 during the three and nine months ended June 30, 2003.  Of the increases of $246,994 and $31,297, $258,753 resulted from costs incurred under the technical services agreement with Royster-Clark Nitrogen for the three and nine month periods.  These increases were partially offset by a decrease in work for Texaco and other customers during the three and nine months ended June 30, 2004 as compared to the three and nine months ended June 30, 2003.

Gross Profit

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Gross Profit:
Product sales	$369,806	$372,795	$798,176	$775,852

Oil and gas field services	391,573	214,129	1,072,459	619,850
Industrial automation systems	154,802	66,421	210,504	363,972
Technical services	46,668	(19,086)	93,091	371,051
Rental income	29,684	29,580	87,547	84,324
Total service gross profit	622,727	291,044	1,463,601	1,439,197

Royalty income	—	—	—	100,000

Total gross profit	$992,533	$663,839	$2,261,777	$2,315,049

Our gross profit for the three and nine months ended June 30, 2004 was $992,533 and $2,261,777, as compared to $663,839 and $2,315,049 for the three and nine months ended June 30, 2003.  The increase of $328,694, or 50%, during the three months ended June 30, 2004, and the decrease of $53,272, or 2%, during the nine months ended June 30, 2004 resulted from a combination of the contributions from each of our operating segments.  The gross profit contribution of our paint segment decreased during the three months ended June 30, 2004 by $2,989 and increased during the nine months ended June 30, 2004 by $22,324 as compared to the three and nine months ended June 30, 2003, while the contribution of our oil and gas field services segment increased by $177,444 and $452,609.  Our industrial automation system segment had an increase of $88,381, or 133%, during the three months ended June 30, 2004, and a decrease of $153,468, or 42%, for the nine months ended June 30, 2004 as compared to the three and nine months ended June 30, 2003.  Our technical services segment had an increase of $65,754, or 345%, during the three months ended June 30, 2004, and a decrease of $277,960, or 75%, for the nine months ended June 30, 2004 as compared to the three and nine months ended June 30, 2003.  Gross profit was further decreased by a reduction in contribution from royalty income of $0 and $100,000 during the three and nine months ended June 30, 2004 as compared to the three and nine months ended June 30, 2003.

RENTECH, INC.

Operating Expenses

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Operating expenses:
General and administrative	$1,659,290	$1,823,357	$5,341,428	$5,214,879
Depreciation and amortization	128,331	204,189	414,008	615,845
Research and development	194,685	244,855	580,095	487,463

Total operating expenses	$1,982,306	$2,272,401	$6,335,531	$6,318,187

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

We incur substantial research and development expenses in our testing laboratory where we actively conduct work to further improve our technology and to perform services for our customers.  We have had significant growth in our general and administrative expenses as our salary expenses and operating costs have grown.  We are incurring holding costs associated with our one-half ownership interest in Sand Creek Energy LLC, which owns the mothballed Sand Creek plant.  These include the maintenance and expenses for our one-half interest in the plant.

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

General and Administrative Expenses.  General and administrative expenses were $1,659,290 and $5,341,428 during the three and nine months ended June 30, 2004, down $164,067 from the three months ended June 30, 2003 when these expenses were $1,823,357, and up $126,549 from the nine months ended June 30, 2003 when these expenses were $5,214,879.  Salaries and benefits allocated to general and administrative expenses rather than to cost of sales decreased by $65,328, or 7%, during the three months ended June 30, 2004.  This was due to service work performed in the three months ended June 30, 2004 under the technical services agreement with Royster-Clark Nitrogen.  Salaries and benefits allocated to general and administrative expenses rather than to cost of sales increased by $192,812, or 8%, during the nine months ended June 30, 2004. This was due to a reduction in technical services work provided to third parties at our research and development laboratory.  Legal expenses increased $6,036 and $43,635, or 6% and 15%, during the three and nine months ended June 30, 2004 due to increased legal costs incurred related to potential projects within our alternative fuels segment.  Public relations and promotions expenses increased by $42,257 and $68,530, or 88% and 20% during the three and nine months ended June 30, 2004 due to an increase in related fees.  Commissions expenses decreased by $5,601 and $48,270, or 9% and 29% during the three and nine months ended June 30, 2004 primarily related to the decrease in the number of systems manufactured by our industrial automation systems subsidiary.  Contract salaries & consulting expenses decreased by $80,988 and $131,916, or 55% and 28% during the three and nine months ended June 30, 2004 as a result of reductions in contract labor in our technical services and product sales segments.  Many other general and administrative expenses experienced increases and decreases during the three and nine months ended June 30, 2004, none of which were individually significant.

Depreciation and Amortization.  Depreciation and amortization expenses during the three and nine months ended June 30, 2004 were $128,331 and $414,008, a decrease of $75,858 and $201,837 compared to the three and nine months ended June 30, 2003. Of these amounts, $54,332 and $150,096 were included in costs of sales.  Amortization of capitalized software costs decreased by $70,983 and $212,948 during the three and nine months ended June 30, 2004 as compared to the three and nine months ended June 30, 2003 due to a write-off of capital and software costs in September 2003.  This decrease was offset by an increase in depreciation expense attributable to new vehicles and computer equipment acquired during the three and nine months ended June 30, 2004.

RENTECH, INC.

Research and Development.  Research and development expenses were $194,685 and $580,095 during the three and nine months ended June 30, 2004, including $189,998 and $569,158 for our alternative fuels segment, $4,687 and $10,937 for our paint segment and $0 for our industrial automation systems segment.  This expense decreased by $50,170 from the three months ended June 30, 2003, when these expenses were $244,855, and increased by $92,632 from the nine months ended June 30, 2003, when these expenses were $487,463.  The expense for the three and nine months ended June 30, 2003 included $238,901 and $461,245 for our alternative fuels segment, $5,750 and $18,750 for our paint segment and $204 and $7,468 for our industrial automation systems segment.  The decrease for the three months ended June 30, 2004 was due to a decrease in research and development in our alternative fuels segment, where time was spent working on feasibility studies.  The increase for the nine months ended June 30, 2004 was due to a decrease in billable technical services work performed at the development and testing laboratory for customers, which enabled us to conduct additional research and development work on the Rentech GTL Technology for our own purposes.  Extensive work was completed in the areas of product upgrading and wax catalyst filtration as well as the completion of further catalyst development.

Total Operating Expenses.  Total operating expenses during the three and nine months ended June 30, 2004 were $1,982,306 and $6,335,531, as compared to $2,272,401 and $6,318,187 during the three and nine months ended June 30, 2003, a decrease of $290,095 and an increase of $17,344.  The decrease in total operating expenses for the three months ended June 30, 2004 as compared to the prior period is a result of an decrease in general and administrative expenses of $164,067, a decrease in depreciation and amortization charges included in operating expenses of $75,857, and a decrease in research and development expenses of $50,170.  The increase in total operating expenses for the nine months ended June 30, 2004 as compared to the prior period is a result of an increase in general and administrative expenses of $126,549, a decrease in depreciation and amortization charges included in operating expenses of $201,837, and an increase in research and development expenses of $92,632.

Loss From Operations

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003

Loss from operations	$(989,773)	$(1,608,562)	$(4,073,754)	$(4,003,138)

Loss from operations during the three months ended June 30, 2004 decreased by $618,789 and loss from operations during the nine months ended June 30, 2004 increased by $70,616.  The decreased loss compared to the prior year resulted from a decrease in total operating expenses of $290,094 during the three months ended June 30, 2004 in addition to an increase in gross profit of $328,695. The increased loss compared to the prior year resulted from an increase in total operating expenses of $17,344 during the nine months ended June 30, 2004 in addition to a decrease in gross profit of $53,272.

Other Income (Expense)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Other income (expense):
Equity in loss of investee	$(40,970)	$(47,448)	$(141,643)	$(156,674)
Interest income	3,832	4,960	11,215	16,861
Interest expense	(155,711)	(382,764)	(698,292)	(599,829)
Gain/(Loss) on disposal of fixed assets	—	2,486	(3,640)	2,486

Total other income (expense)	$(192,849)	$(422,766)	$(832,360)	$(737,156)

Equity in Loss of Investee.  During the three and nine months ended June 30, 2004, we recognized $40,970 and $141,643 in equity in loss of investee, as compared to $47,448 and $156,674 during the three and nine months ended June 30, 2003.  This represents our 50% share of the loss incurred by our joint venture in Sand Creek Energy LLC.  The LLC is holding and maintaining the mothballed Sand Creek methanol plant.  The decrease during the three and nine months ended June 30, 2004 is due to a decrease in insurance and other maintenance costs of the facility.

Interest Expense.  Interest expense during the three and nine months ended June 30, 2004 was $155,711 and $698,292, decreased from $382,764 and increased from $599,829 during the three and nine months ended June 30, 2003.  The decrease during the three months ended June 30, 2004 of $227,053 resulted from the conversion of a convertible note resulting in the write-off of

RENTECH, INC.

debt issuance costs to interest expense and amortization of offering costs during the three months ended June 30, 2003.  Of the increase during the nine months ended June 30, 2004 of $98,463, 53% resulted from the recognition of non-cash interest expenses related to convertible promissory notes issued in order to obtain working capital, with the remainder of the increase related to financing of annual insurance premiums and vehicles acquired.

Total Other Expenses.  Total other expenses decreased to $192,849 and increased to $832,360 during the three and nine months ended June 30, 2004 from total other expenses of $422,766 and $737,156 during the three and nine months ended June 30, 2003. The increase in total other expenses of $95,204 for the nine months ended June 30, 2004 resulted from a decrease in equity in loss of investee of $15,031; a decrease in interest income of $5,646; and an increase in interest expense of $98,463, and an increase in loss on disposal of fixed assets of $6,126.

Minority Interest in Subsidiary’s Net Loss

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003

Minority interest in subsidiary’s net (income)/loss	$(1,465)	$62,637	$129,005	$147,374

The minority interest in subsidiary’s net (income)/loss of ($1,465) and $129,005 during the three and nine months ended June 30, 2004, as compared to $62,637 and $147,374 during the three and nine months ended June 30, 2003, resulted from operating income of REN Corporation for the three months ended June 30, 2004 and continued operating loss of REN Corporation for the nine months ended June 30, 2004.

Net Loss Applicable to Common Stockholders

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003

Net loss applicable to common stockholders	$(1,184,087)	$(1,968,691)	$(4,777,109)	$(4,592,920)

For the three and nine months ended June 30, 2004, we experienced a net loss applicable to common stockholders of $1,184,087 and $4,777,109 or $0.01 and $0.06 per share compared to a net loss applicable to common stockholders of $1,968,691 and $4,592,920 or $0.03 and $0.06 per share during the three and nine months ended June 30, 2003.  The increase of $184,189 for the nine months ended June 30, 2004 resulted from an increase in loss from operations of $70,616, an increase in total other expenses of $95,204, and a decrease in minority interest in subsidiary’s net loss of $18,369.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2004, we had negative working capital of $286,645, as compared to negative working capital of $1,571,738 at September 30, 2003.  Our current assets totaled $4,140,310 including accounts receivable of $1,271,622, and our current liabilities were $4,426,955.  We had long-term liabilities of $2,835,547, of which most related to our long-term convertible debt as well as the mortgage on our development and testing laboratory.

To obtain capital for working funds, we have previously sold shares of our common stock at a discount from the market price in private placements.  We have also previously sold through private placements our stock purchase warrants and our convertible promissory notes bearing interest.  The warrants and notes have been convertible into shares of our common stock at a discount. Some of them remain outstanding.  Historically, the Company has relied for working capital upon private placements of our equity represented by our common stock, supplemented by debt financing.  On March 19, 2004, the Company’s shareholders approved an amendment to the Company’s articles of incorporation to increase the number of authorized shares of common stock from 100,000,000 to 150,000,000.  In achieving its objectives as planned for fiscal 2004, the Company will need to issue additional shares of its common stock and may issue shares of its convertible preferred stock or other securities in private placements or borrow money to fund working capital requirements.  In addition, the Company is seeking buyers to purchase all or some of its one-half interest in the assets of Sand Creek Energy, LLC.  The Company believes that its current available cash, revenues from operations, and the potential sale of assets will not be sufficient to meet its cash operating requirements through

RENTECH, INC.

the fiscal year ended September 30, 2004 without additional debt and equity financing.  Obtaining equity financing through placements of additional securities or obtaining debt financing, however, depends upon obtaining investors who are willing to invest in our equity securities or debt instruments.

The primary source of our liquidity has been equity capital contributions and debt financing.  We added an additional source of liquidity in March 1997 through the purchase of OKON, Inc., which conducts our paint business segment.  Between 1999 and 2003, we received royalties from granting Texaco Energy Systems LLC (Texaco), now a division of ChevronTexaco Corporation, a license for use of the Rentech GTL Technology in October 1998.  We also received service revenues from Texaco for technical services relating to the Rentech GTL Technology, from April 1999 to March 2003.  This work was undertaken to integrate the Texaco gasification technology with our Rentech GTL Technology.  We added another source of liquidity with the purchase in June 1999 of the mud logging assets that we operate through Petroleum Mud Logging, Inc. as our oil and gas field services segment.  Finally, we added another source of liquidity with the purchase in August 2001 of 56% of REN Corporation, which manufactures complex microprocessor controlled industrial automation systems.  Our 50% interest in the assets of the mothballed Sand Creek methanol plant is available for sale.

Our principal needs for liquidity in the past have been to fund working capital, pay for research and development of the Rentech GTL Technology, pay the costs of acquiring and initially funding the paint, oil and gas field services and industrial automation segments, acquiring state of the art technology for PML, and to invest in advanced technology companies.

We anticipate needs for substantial amounts of new capital for our investment in potential gas-to-liquids projects, operating expenses, efforts to commercialize the Rentech GTL Technology, to purchase property and equipment, and to continue significant research and development programs for the GTL projects we are considering.  We expect to undertake these types of expenditures in efforts to achieve commercial use of the technology in one or more plants in which we may acquire part ownership.  Even if we succeed in obtaining construction loans secured by such projects, we expect to need significant amounts of capital as our required share of the total investment in these projects.  We may attempt to fund some of these project costs through sales of some part of our ownership, if we have any, in any industrial gas plant that we may attempt to retrofit.  At this time, we own a one-half interest in one plant, which is the mothballed Sand Creek methanol plant.  We do not expect to use the Sand Creek plant for commercial production of liquid hydrocarbons, but have offered our interest for sale.

From our inception on December 18, 1981 through June 30, 2004, we have incurred losses in the amount of $45,216,155.  For the three and nine months ended June 30, 2004, we recognized a $1,184,087 and $4,777,109 net loss.  If we do not operate at a profit in the future, we may be unable to continue operations at the present level.  As of June 30, 2004, we had an unrestricted cash balance of $771,153.  We have been successful in the past in obtaining debt and equity financing.  For the years ended September 30, 2003 and 2002, we received net cash proceeds from the issuance of common stock of $1,577,100 and $1,456,724. For the years ended September 30, 2003 and 2002, we received cash proceeds from long-term debt and long-term convertible debt to stockholders of $2,505,000 and $2,250,000.  For the years ended September 30, 2003 and 2002, we received cash proceeds from the issuance of convertible preferred stock of $0 and $500,000.

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

Royalty payments and contract payments from Texaco ended in fiscal 2003.  If we do not obtain a significant amount of work from others for our laboratory in the near future, we may be compelled to greatly reduce or close our testing and development laboratory and sharply reduce our scientific and technical staff, among other reductions in operating expenditures.

RENTECH, INC.

ANALYSIS OF CASH FLOW

The following table summarizes our Consolidated Statements of Cash Flows:

	Nine Months Ended June 30,
	2004	2003
Net Cash (Used in) Provided by:
Operating activities	$(3,428,470)	$(2,067,012)
Investing activities	83,814	(87,268)
Financing activities	3,800,046	1,453,246

Cash Flows From Operating Activities

Net Loss.  Operating activities produced net losses of $4,777,109 during the nine months ended June 30, 2004, as compared to $4,592,920 during the nine months ended June 30, 2003.  The cash flows used in operations during these periods resulted from the following operating activities.

Depreciation.  Depreciation is a non-cash expense.  This expense increased during the nine months ended June 30, 2004 by $10,019, as compared to the nine months ended June 30, 2003.  The increase was attributable to new vehicles and computer equipment acquired during the nine months ended June 30, 2004.

Amortization.  Amortization is also a non-cash expense.  This expense decreased during the nine months ended June 30, 2004 by $212,948, as compared to the nine months ended June 30, 2003.  The decrease is attributable to certain capitalized software, which was written off as of September 30, 2003.

Salaries Expense Paid Through Debt.  During the nine months ended June 30, 2004, we issued unsecured convertible promissory notes totaling $357,877 in lieu of cash to certain officers of the Company in payment of their salaries.

Minority Interest in Net Loss of Subsidiary.  The minority interest in net loss of subsidiary of $129,005 during the nine months ended June 30, 2004 results from our 56% ownership of REN Corporation.

Changes in Operating Assets and Liabilities.  The changes in operating assets and liabilities, net of business combination, result from the following factors.

Accounts Receivable.  Accounts receivable increased by $127,809 during the nine months ended June 30, 2004.  The increase in accounts receivable was due to increases in sales by the paint segment of 10% and from the oil and gas field services segment of 47%.

Costs and Estimated Earnings in Excess of Billings.  Costs and estimated earnings in excess of billings decreased $147,078 during the nine months ended June 30, 2004 as a result of the timing of contract billings and other contract activity within the industrial automation systems and technical services segments.  These contracts are accounted for under the percentage of completion method of accounting.

Accounts Payable.  Accounts payable decreased by $9,256 during the nine months ended June 30, 2004. This decrease resulted from the timing of receiving and paying trade payables.

Billings in Excess of Costs and Estimated Earnings.  Billings in excess of costs and estimated earnings increased $284,615 during the nine months ended June 30, 2004 as a result of contracts within the industrial automation systems and technical services segments which are accounted for under the percentage of completion method of accounting.

Accrued Liabilities, Accrued Payroll and Other.  Accrued liabilities, accrued payroll and other decreased $128,878 during the nine months ended June 30, 2004 as a result of the timing of payment of certain payroll related accruals.

RENTECH, INC.

Net Cash Used in Operating Activities.  The total net cash used in operations increased to $3,428,470 during the nine months ended June 30, 2004, as compared to $2,067,012 during the nine months ended June 30, 2003.  The increase reflects increased cash costs for operating expenses.

Cash Flows From Investing Activities

Purchase of Property and Equipment.  During the nine months ended June 30, 2004, we purchased $201,024 of property and equipment, which included $123,677 paid in cash and $77,347 purchased with a note payable.  Of the property and equipment purchases, 60% was attributable to vehicles and logging equipment purchased for our oil and gas field services segment, while the remaining 40% was attributable to office furniture and equipment and computer equipment.

Cash Used in Purchase of Investments.  We used $139,835 to fund our 50% share of expenses of Sand Creek Energy, LLC during the nine months ended June 30, 2004.

Net Cash Used in Investing Activities.  The total net cash provided in investing activities increased to $83,814 during the nine months ended June 30, 2004 as compared to cash used of $87,268 during the nine months ended June 30, 2003.  The increase was primarily a result of an increase in deposits and other assets.

Cash Flows From Financing Activities

Proceeds from Issuance of Common Stock.  During the nine months ended June 30, 2004, we received $3,975,831 in net cash proceeds from the issuance of common stock compared to $182,819 during the nine months ended June 30, 2003.

Proceeds from Stock Subscription Receivable.  During the nine months ended June 30, 2004, we received no proceeds from a stock subscription receivable, as compared to proceeds of $76,186 during the nine months ended June 30, 2003.

Payment of Offering Costs.  During the nine months ended June 30, 2004, we paid $220,475 in offering costs as compared to $18,825 during the nine months ended June 30, 2003.

Proceeds from Line of Credit, Net.  During the nine months ended June 30, 2004, we received net proceeds on our lines of credit of $6,719 as compared receiving net proceeds from our lines of credit of $104,533 during the nine months ended June 30, 2003.

Proceeds from Long-Term Debt and Notes Payable.  During the nine months ended June 30, 2004, we received proceeds from long-term convertible debt in the amount of $568,476, compared to $1,955,000 during the nine months ended June 30, 2003.

Payments on Long-Term Convertible Debt and Notes Payable.  During the nine months ended June 30, 2004, we repaid $517,067 on our debt obligations as compared to $637,401 during fiscal 2003.  Payments in the nine months ended June 30, 2004 reflect payments on related party notes and long-term convertible debt.

Net Cash Provided by Financing Activities.  The net cash used in financing activities during the nine months ended June 30, 2004 was $3,800,046, compared to $1,453,246 in cash provided by financing activities during the nine months ended June 30, 2003.

Cash increased during the nine months ended June 30, 2004 by $455,390 compared to a decrease of $701,034 during the nine months ended June 30, 2003.  These changes increased the ending cash balance at June 30, 2004 to $1,271,153 and decreased the ending cash balance at June 30, 2003 to $331,886.

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

RENTECH, INC.

Valuation of Long-Lived Assets, Intangible Assets and Goodwill.  We must assess the realizable value of long-lived assets, intangible assets and goodwill for potential impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  In assessing the recoverability of our goodwill and other intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets.  In addition, we must make assumptions regarding the useful lives of these assets.  If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets.  Effective October 1, 2001, we elected early adoption of SFAS No. 142, and were required to analyze goodwill for impairment.  As of September 30, 2003, we updated our impairment test and determined that the goodwill recorded in connection with the acquisition of REN was impaired.  REN’s customer backlog as of September was not sufficient to support the realization of goodwill and as a result, we wrote-off the balance related to REN.  We also updated our impairment test as of June 30, 2004 for the goodwill recorded in connection with the acquisitions of OKON and PML.  We concluded that there was no impact on our financial position and results of operations, as goodwill was not impaired.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK

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

Lack of Profitable Operations and History of Losses.  We have a history of operating losses and have never operated at a profit.  From our inception on December 18, 1981 through June 30, 2004, we have incurred losses in the amount of $45,216,155. For the nine months ended June 30, 2004, we recognized a net loss of $4,777,109 applicable to common shareholders.  If we do not operate at a profit in the future, we may be unable to continue our operations at the present level.  Ultimately, our ability to maintain our present level of business will depend upon earning a profit from commercialization of the Rentech GTL Technology through license fees, royalties and design engineering contracts.  Our ability to do this has not been demonstrated.

RENTECH, INC.

Working Capital.  Our working capital is primarily used for operations, investing activities and payments on long-term debt. At June 30, 2004, we had negative working capital of $286,645.  This compared to negative working capital of $1,571,738 at September 30, 2003.  If we are not able to maintain or further improve our working capital position, we may not be able to implement our plan to commercialize the Rentech GTL Technology or to maintain our operations at the current level.  If we are unable to obtain additional debt or equity financing, our current available cash, revenues from operations and the potential sale of assets will not enable us to meet our expected cash operating requirements through the end of the fiscal year on September 30, 2004.

Need for Additional Financing.  To raise capital, we have previously issued shares of our common stock and convertible preferred stock, options and warrants to purchase shares of common stock, and promissory notes convertible into shares of common stock.  We may also seek additional funds through equity and debt project financing and collaborative or other arrangements with joint venture partners and others. We intend to seek additional debt and equity financing in the capital markets.  Additional financing, when required, may not be available or available on terms acceptable to us.  If we cannot obtain sufficient funds, we may be required to delay or to eliminate expenditures for some of our business activities or to sell some of our assets.  If additional funds are raised by issuing equity securities, further dilution to investors may occur.  Our board of directors is currently empowered, without stockholder approval, to issue and has issued preferred stock with dividend, liquidation, conversion, voting and other rights that could adversely affect the voting power, equity ownership and other rights of the holders of Rentech’s common stock.

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

RENTECH, INC.

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

Limitations on Protection of Intellectual Property.  We rely on a combination of patent, trade secret, copyright and trademark law, nondisclosure agreements and technical security measures to protect our intellectual property rights in our various lines of business.  Our patents provide us exclusive rights to exploit key aspects of our gas-to-liquids process, but the technology could be infringed by others.  Our trade secrets for the formulas for our OKON sealers and for our computer software programs used for our GTL process, our oil and gas well field services, and our automated industrial test equipment, could become public.  If a trade secret is acquired by a competitor, our competitive position in that line of business would be harmed and our revenues could be substantially reduced.

Foreign Operations.  We expect that a substantial part of the use of our Rentech GTL Technology will occur in foreign countries.  The additional risks of foreign operations include rapid changes in political and economic climates; changes in foreign and domestic taxation; lack of stable systems of law in some countries; susceptibility to loss of protection of patent rights and other intellectual property rights; expatriation laws adversely affecting removal of funds; fluctuations of currency exchange rates; nationalization of property; civil disturbances; war and other disruptions affecting operations.  International operations and investments may also be negatively affected by laws and policies of the United States affecting foreign trade, investment and taxation.  If any one or more of these events occurs, our revenues from overseas customers could be severely reduced or ended.

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

CONTRACTUAL OBLIGATIONS

In addition to the lines of credit and long-term convertible debt previously described, we have entered into various other contractual obligations.  The following table lists our significant contractual obligations at June 30, 2004.

	Payments Due By Period
	Less than			After
Contractual Obligations	1 year	2-3 years	4-5 years	5 years	Total

Notes payable to related parties	$181,651	$—	$—	$—	$181,651
Lines of credit	1,421,353	—	—	—	1,421,353
Long-term debt	75,923	85,917	55,850	934,262	1,151,952
Long-term convertible debt	54,565	1,735,155	—	—	1,789,720
Operating leases	205,420	208,028	236,920	42,448	692,816
	$1,938,912	$2,029,100	$292,770	$976,710	$5,237,492

We are a guarantor on the $1,000,000 line of credit with Premier Bank until it matures on May 1, 2005.  This guaranty includes any amount of the line of credit for which the 44% shareholders of REN are responsible to us.

In the agreement to acquire an ownership interest in INICA, we agreed to repurchase our 1,200,000 shares, if still owned by INICA, that we issued as part of the purchase price if the market value falls below $0.40.  Our repurchase price would be $0.40 per share. The repurchase payment would be due in two equal installments payable annually for two years. As of June 30, 2004, we have not re-acquired any shares under this provision and do not believe that there will be an obligation to re-acquire these shares in the future.

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

In addition to the contractual obligations previously described, we have entered into various other commercial commitments.  The following table lists these commitments at June 30, 2004.

	Amount of Commitment Expiration Per Period
Other	Less than			After
Commercial Commitments	1 year	2-3 years	4-5 years	5 years	Total

Employment agreements	$814,969	$398,706	$—	$—	$1,213,675
	$814,969	$398,706	$—	$—	$1,213,675

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

ITEM 4.   CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended).  Based on that evaluation, our management, including the Chief Executive Officer and the Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2004 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  There were no significant changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2004 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

In the normal course of business, the Company is party to litigation from time to time.  The Company maintains insurance to cover certain actions and believes that resolution of such litigation will not have a material adverse effect on the Company.

ITEM 2.   CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASE OF EQUITY SECURITIES.

During the nine months ended June 30, 2004, the Company offered shares of its common stock for sale in a private placement offering of up to $500,000. The Company granted non-exclusive rights to several placement agents to sell the shares under the offering memorandum.  The Company offered its shares for sale at $0.45 per share. In addition, the Company agreed to issue warrants to its brokers, who served as selected dealers in the private placement, to purchase one share of the Company’s common stock for every $4.00 of the Company’s common stock sold, at a purchase price of $1.00.  The warrants are exercisable for a period of three years ending November 21, 2006.  The Company issued 124,445 shares of its common stock for cash of $56,000 during September 2003, and an additional 986,665 shares of its common stock for cash of $444,000 during the nine months ended June 30, 2004 under the private placement.  The Company incurred $95,600 in offering costs related to the private placement.  The Company has also issued warrants to purchase 93,500 shares of the Company’s common stock to brokers related to the private placement.  The warrants are exercisable at $1.00 up to November 21, 2006.  The issuance of common shares was not registered under the Securities Act of 1933, as amended, in reliance upon Section 4(2) promulgated under that act.  We registered with the SEC the shares of common stock issued as well as the common stock into which the warrants may be converted.

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

10.1	1990 Stock Option Plan (incorporated by reference to the exhibits to Registration Statement No. 33-37150-D on Form S-18).

RENTECH, INC.

10.2	1994 Stock Option Plan (incorporated by reference to the exhibits to Post-Effective Amendment No. 5 to Registration Statement No. 33-37150-D on Form S-18).

10.3	1996 Stock Option Plan (incorporated by reference to the exhibits to Current Report on Form 8-K dated December 18, 1996).

10.4	1998 Stock Option Plan (incorporated by reference to the exhibits to Registration Statement No. 333-95537 on Form S-8).

10.5	2001 Stock Option Plan (incorporated by reference to the exhibits to Annual Report on Form 10-K for the year ended September 30, 2002).

10.6	2003 Stock Option Plan (incorporated by reference to the exhibits to Annual Report on Form 10-K for the year ended September 30, 2002).

10.7	License Agreement with Texaco Natural Gas, Inc. dated October 8, 1998 (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-KSB for the year ended September 30, 1998).

10.8	Letter of Intent with ITN Energy Systems, Inc. dated October 17, 1996 (incorporated by reference to the exhibits to Current Report on Form 8-K/A dated November 7, 1996).

10.9

Letter Agreement with BC Projectos dated March 4, 1999 (incorporated by reference to Exhibit No. 10.11 to Amendment No. Two to Registration Statement No. 333-85682 on Form S-3/A filed on October 28, 2002).

10.10

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

10.15

Employment Contract with executive officer of subsidiary REN Corporation (incorporated by reference from the exhibits to Rentech’s Annual Report on Form 10-K for the year ended September 30, 2001, filed on December 28, 2001).

RENTECH, INC.

10.18	Employment Agreement with Charles B. Benham (incorporated by reference to Exhibit No. 10.18 to Amendment No. Two to Registration Statement No. 333-85682 on Form S-3/A filed on October 28, 2002).

10.19	Employment Agreement with Mark S. Bohn (incorporated by reference to Exhibit No. 10.19 to Amendment No. Two to Registration Statement No. 333-85682 on Form S-3/A filed on October 28, 2002).

10.20	Employment Agreement with Ronald C. Butz (incorporated by reference to Exhibit No. 10.20 to Amendment No. Two to Registration Statement No. 333-85682 on Form S-3/A filed on October 28, 2002).

10.21	Employment Agreement with Dennis L. Yakobson (incorporated by reference to Exhibit No. 10.22 to Amendment No. Two to Registration Statement No. 333-85682 on Form S-3/A filed on October 28, 2002).

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 15d – 14(a).

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(b)                 Reports on Form 8-K:

We filed the following reports on Form 8-K during the quarter for which this report is filed:

Form 8-K dated June 4, 2004 reporting under Items 5, 7 and 9.

Form 8-K dated June 16, 2004 reporting under Items 5, 7 and 9.

Form 8-K dated June 30, 2004 reporting under Items 5, 7 and 9.

RENTECH, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RENTECH, INC.

Dated: August 3, 2004	/s/ Dennis L. Yakobson
Dennis L. Yakobson, President and
Chief Executive Officer

Dated: August 3, 2004	/s/ Geoffrey S. Flagg
Geoffrey S. Flagg
Chief Financial Officer