Form 10-K
period 2004-09-30
RENTECH INC /CO/
filed 2004-12-09
CIK 868725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from              to

Commission File No. 0-19260

RENTECH, INC.

(Exact name of registrant as specified in its charter)

Colorado	84-0957421
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1331 17th Street, Suite 720

Denver, Colorado 80202

(Address of principal executive offices, including zip code)

Telephone number: (303) 298-8008

Securities registered pursuant to Section 12(b) of the Act: Common Stock

Name of Each Exchange on Which Registered: The American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: Preferred Stock Purchase Rights

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒.    No  ☐ .

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

The aggregate market value of the registrant’s common stock held by nonaffiliates, based upon the closing price of the common stock on March 31, 2004, as reported by the American Stock Exchange, was approximately $69,559.998.

At November 15, 2004, the number of outstanding shares of common stock was 89,953,228.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the annual meeting of shareholders to be held on March 17, 2005, which the registrant will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report, are incorporated by reference in Part III of this Form 10-K to the extent stated in this report.

PART I

FORWARD-LOOKING STATEMENTS

Certain information included in this report contains, and other reports or materials filed or to be filed by us with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by us or our management) contain or will contain, “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended; Section 27A of the Act; and pursuant to the Private Securities Litigation Reform Act of 1995. The forward-looking statements may relate to financial results and plans for future business activities, and are thus prospective. The forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by the forward-looking statements. They can be identified by the use of terminology such as “may,” “will,” “expect,” “believe,” “intend,” “plan,” “estimate,” “anticipate,” “should” and other comparable terms or the negative of them. You are cautioned that, while forward-looking statements reflect our good faith belief and best judgment based upon current information, they are not guarantees of future performance and are subject to known and unknown risks and uncertainties. Factors that could affect our results include our ability to obtain financing for working capital purposes, and our pending acquisition of a nitrogen fertilizer plant currently owned by Royster-Clark Nitrogen, Inc. and for our subsequent conversion of the plant to use coal as a feedstock and to produce liquid hydrocarbon products using our technology; our success in purchasing and converting that plant; our ability to obtain natural gas at reasonable prices while we convert the plant to use coal; our ability to secure a long-term coal supply contract on reasonable terms; prices for the products of the plant; environmental requirements; success in obtaining customers for our technology and services; the decision of our licensees and potential licensees to proceed with and the timing of any project using our technology; the entry into definitive agreements with others related to a project, and the risk factors detailed from time to time in our periodic reports and registration statements filed with the Securities and Exchange Commission. Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995, and thus are current only as of the date made. Other factors that could cause actual results to differ from those reflected in the forward-looking statements include dangers associated with construction and operation of gas processing plants like those using the Rentech Process, risks inherent in making investments and conducting business in foreign countries, protection of intellectual property rights, competition, and other risks described in this report.

Our actual results may differ materially from the results predicted or from any other forward-looking statements made by, or on behalf of, us and reported results should not be considered as an indication of future performance. The potential risks and uncertainties include, among other things, those described in the following sections of this report.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance, or achievements. We do not assume responsibility for the accuracy and completeness of the forward-looking statements. We do not intend to update any of the forward-looking statements after the date of this report to conform them to actual results.

As used in this Annual Report on Form 10-K, the terms “we,” “our,” “us” and “the Company” mean Rentech, Inc., a Colorado corporation and its subsidiaries, unless the context indicates otherwise.

PART I

ITEM 1.	BUSINESS

The information contained in this section on business is qualified in its entirety by, and is subject to, the detailed information, consolidated financial statements and notes thereto contained within this document under the Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements.

OVERVIEW OF OUR PRINCIPAL BUSINESS

We have developed and are engaged in marketing and licensing our patented and proprietary technology that converts synthesis gas, a mixture of hydrogen and carbon monoxide derived from coal and other solid and liquid carbon-bearing materials, as well as from industrial gas and natural gas, into clean-burning, liquid hydrocarbon products. The products include fuels and chemicals. Our technology, which we refer to as the “Rentech Process,” is an advanced derivative of the well established Fischer-Tropsch process. Our technology is capable of using as feedstock a variety of naturally occurring hydrocarbons as well as gaseous, liquid and solid hydrocarbons produced as by-products or wastes in various industrial processes. A distinguishing characteristic of our technology is our ability to efficiently convert synthesis gas having varying ratios of hydrogen to carbon monoxide from coal, petroleum coke and natural gas to liquid hydrocarbon products. Principal products produced from the Rentech Process include an ultra-clean and biodegradable diesel fuel, naphtha (a light fuel and intermediate product used to make gasoline and certain petrochemicals), fuel for fuel cells, and waxes that can be further processed into high-value specialty products such as synthetic lubricants, base oils and drilling fluids. If there is no suitable market for these waxes, they can be further processed to make additional naphtha and diesel fuel.

Our business historically has focused on research and development of our Fisher-Tropsch (F-T) technology, and licensing it to third parties. During fiscal 2004 we expanded our original business strategy of licensing our technology to include the deployment of our Rentech Process in existing domestic fertilizer plants that we may acquire and in other selected domestic and international projects. We plan to conduct these activities through our wholly-owned subsidiary, Rentech Development Corporation. In the United States, we are planning to acquire interests in existing nitrogen fertilizer plants currently configured to use natural gas as feedstock. We plan to convert these plants to use coal or refinery residues, which are readily available and less expensive as feedstocks, and to add our Rentech Process to produce Fischer-Tropsch liquid hydrocarbon products in addition to the nitrogen fertilizers already being produced by the plants. Our patent issued in October 2003 covers integration of our Rentech Process with nitrogen fertilizer processes. By converting domestic plants in this manner, we believe we can significantly enhance the economic results of these plants. The conversion would enable us to utilize our technology in a commercial scale plant, and, we believe, greatly improve our financial results, as well as deploy our technology more rapidly in less risky circumstances than in international projects.

We are planning to initially implement this strategy by purchasing Royster-Clark Nitrogen, Inc. which owns a nitrogen fertilizer plant in East Dubuque, Illinois (East Dubuque plant). On August 5, 2004, we entered into a letter of intent with Royster-Clark Nitrogen expressing our mutual intent for us to purchase all the outstanding stock of Royster-Clark Nitrogen. The purchase price for the stock is $50 million. We are also to pay up to $13 million to acquire the net working capital of the business. The net working capital consists of current assets including accounts receivable and inventories, and current liabilities including accounts payable and accrued liabilities. We are currently negotiating the terms of a definitive purchase agreement.

The East Dubuque plant is an operating integrated plant rated at 830 tons of ammonia per day. It produces ammonia, urea ammonium nitrate (UAN), nitric acid and urea, among other fertilizer products. We intend to continue operating the plant for the production of nitrogen fertilizer products while we add a commercially available clean coal gasification process that converts the plant to use synthesis gas derived from coal, instead of more expensive natural gas. In addition, we plan to add our Rentech Process to produce liquid hydrocarbon products from the excess synthesis gas produced from the coal gasification process.

We have conducted several studies, primarily through consultants, related to the feasibility of our plans for the East Dubuque plant. We are negotiating with Royster-Clark, Inc. for its distribution of the fertilizer products we would produce at the plant. We are also seeking financing for the purchase. No date for closing the purchase has been established. We expect the closing will be subject to several conditions, especially to our obtaining financing for the purchase.

Our executive offices are located at 1331 17th Street, Suite 720, Denver, Colorado 80202. Our telephone number is (303) 298-8008.

Financial Information About Our Business Segments

Financial information about our business segments is given in Note 16 of our financial statements attached to this report.

THE RENTECH PROCESS

The Rentech Process is a major advancement in a technology developed in Germany in the 1920s known as Fischer-Tropsch. In the Rentech Process, hydrocarbon feedstocks are first reformed by various commercially available processes into synthesis gas. The synthesis gas is then converted through the Rentech Process into differentiated liquid hydrocarbon products in a reactor vessel containing Rentech’s patented and proprietary catalyst. We believe the ability of the Rentech Process to efficiently utilize a broad range of hydrocarbon feedstocks, including coal and other lower priced feedstocks, distinguishes it from competing technologies. Other key aspects of our technology are our patented and proprietary catalyst, reactor design and configuration of the process. In October 2003, we obtained a United States patent for the efficient integration of the Rentech Process with nitrogen fertilizer processes. We believe the successful integration of the Rentech Process with nitrogen fertilizer plants will enable them to operate more efficiently, and to co-produce nitrogen fertilizer products, transportation fuels and electricity, and thereby recover the capital costs of converting these plants to use coal rather than more expensive natural gas. The most important features of the Rentech Process are patented. Other features are proprietary.

Converting existing nitrogen fertilizer plants to use coal or other less expensive feedstock and adding the Rentech Process to enable the plants to produce both nitrogen fertilizers and Fischer-Tropsch liquids can significantly improve a plant’s economics by:

•	reducing the cost of the feedstock used in the plant from approximately $6 per mmBtu for natural gas feedstock to approximately $1.25 per mmBtu for coal feedstock from Illinois coal mines, based on current market prices;

•	using the lower cost feedstock in a significantly more efficient fashion that reduces the amount of energy required to produce each ton of ammonia;

•	increasing the amount of nitrogen fertilizer the plant can produce due to efficiencies gained by reducing the inert gases produced in the plant that would otherwise have to be purged;

•	producing additional high value products, including ultra-clean and biodegradable diesel fuel and naphthas; and

•	producing sufficient electrical power to operate the plant and, if market conditions are favorable, selling excess electricity to the market.

By using the infrastructure already in place at existing plants and adding the equipment to enable the plant to use a much cheaper feedstock, and by the addition of the Rentech Process, we believe we can produce additional products and increase the quantity of the original products. We expect to accomplish this at significantly lower costs and in less time than would be required if we attempted to construct an entirely new plant to manufacture similar products. Acquiring and converting existing plants also allows us to generate immediate revenues by continuing to operate an existing plant throughout most of the process of reconfiguring the plant.

The Rentech Process can be used with fossil fuels like coal, petroleum coke and stranded natural gas that has little or no current market value due to lack of an economic or practical way to transport these resources to market. Other markets for the Rentech Process include remote natural gas supplies associated with producing crude oil fields that are being flared, re-injected into the reservoir or merely left in the ground. We believe that our Rentech Process can be used for on-site conversion of these resources into liquid hydrocarbon products that are more easily and cost-effectively transported to market. Increasing environmental and regulatory pressures to reduce the wasteful flaring of natural gas, the economic attractiveness of monetizing wasted assets, and the growing need for cleaner fuels are driving the growing interest of owners of these hydrocarbon resources and the energy industry in this application of the Rentech Process. Our technology could also enable refineries to more fully utilize heavier crude oil and refinery bottoms to produce an improved slate of high-value products. Potential benefits to the refiner include lower refinery feedstock costs, higher revenue, a reduction in waste disposal costs and increased margins. As previously discussed, the Rentech Process also has applications in the conversion of existing plants that produce nitrogen fertilizers, industrial off-gases or petrochemicals.

In June 2004, we organized a joint venture called FT Solutions LLC with Headwaters Technology Innovation Group, Inc. (Headwaters), a wholly-owned subsidiary of Headwaters Incorporated. The joint venture combines our iron-based Fischer-Tropsch technology with that of Headwaters. The joint venture enables us to benefit from both the marketing efforts of FT Solutions LLC, from which we will receive 50% of the net profits, and from our separate licensing and our own projects, from which we will receive 100% of the net profits, except for catalyst sales which we will share equally with Headwaters.

In order to provide representative products for testing by potential customers, FT Solutions LLC has initiated the design and construction of a Fischer-Tropsch demonstration plant. The plant will be capable of producing between 10 and 15 barrels per day of liquid hydrocarbon products. The current schedule provides for this plant to be ready for initial startup operations by September 2005.

BUSINESS PLAN

In addition to continuing to license our technology worldwide for natural gas and other carbon-bearing feedstock, we are implementing a business plan through our wholly-owned subsidiary, Rentech Development Corporation, of acquiring existing nitrogen fertilizer plants. We plan to acquire plants of this type, particularly within the United States, to convert them to use less expensive feedstock to continue production of fertilizers and to add our technology to produce liquid hydrocarbon products. Most nitrogen fertilizer plants use natural gas as a feedstock, which has been subject to increasing and volatile prices, resulting in declining profitability throughout the domestic industry. Because our technology can utilize synthesis gas produced from a wide range of feedstocks, we believe we can convert existing nitrogen fertilizer plants from using more expensive natural gas as a feedstock to using relatively inexpensive coal as a feedstock. As another step, we plan to add our Fischer-Tropsch technology to also produce liquid hydrocarbon products. We believe these changes will result in substantially improved economic results for a plant and our company, as well as providing significant economic and environmental benefits to the region where the plant is located.

Our strategy is to acquire full or partial ownership of existing ammonia plants located in the United States that produce nitrogen fertilizer, convert the plants to use coal as a feedstock, rather than natural gas, and also add the Rentech Process for co-production of nitrogen fertilizer, liquid hydrocarbon products and electrical power. In October 2003, we obtained a United States patent for the efficient integration of the Rentech Process with ammonia nitrogen fertilizer plants. We anticipate that Rentech Development Corporation, our wholly owned subsidiary, will manage the operations of the nitrogen fertilizer plants and other projects that we may acquire or develop in the United States and elsewhere. While we are currently engaged in negotiating agreements for purchase of the East Dubuque plant, and are seeking financing to complete the acquisition, we have not yet acquired any existing nitrogen fertilizer plants.

FISCHER-TROPSCH TECHNOLOGY

The Fischer-Tropsch process that is the basis of our advanced technology is a chemical process by which carbon-bearing materials are converted into synthetic liquid hydrocarbons. The Fischer-Tropsch process includes three stages:

•	In the first stage, carbon-bearing material is converted into synthesis gas, a mixture of hydrogen and carbon monoxide. Oxygen is usually added for the efficient conversion of any solid or liquid feedstock. The addition of oxygen may also be necessary in Fischer-Tropsch processes that use gaseous feedstocks, depending on the technology selected, to reform the gaseous feedstocks into the desired composition of synthesis gas.

•	The synthesis gas is then fed through a Fischer-Tropsch reactor and chemically altered in the presence of a catalyst to form synthetic liquid hydrocarbon products. The catalyst is either iron-based, which is currently used for over 90% of the world production of Fischer-Tropsch products, or cobalt-based.

•	The synthetic hydrocarbon products are then upgraded on site by distillation or other conventional processing steps to the specifications required for the target market.

The Fischer-Tropsch process was first used by several German companies during World War II in commercial-scale industrial plants constructed with government funding. These plants used coal as feedstock for the synthesis gas and primarily produced diesel fuel.

After World War II, others, notably the South African government, the United States Bureau of Mines and several companies in the United States, began research and development for improvements to the Fischer-Tropsch process. South Africa’s effort led to the Fischer-Tropsch process now owned by South African Synthetic Oil, Ltd. (“Sasol”). Sasol’s process is used at four plants in South Africa that produce a total of approximately 180,000 barrels per day of liquid hydrocarbons, primarily from coal, using an iron-based catalyst. The efforts to develop advances in F-T technology in the United States were abandoned by the 1960s because conventionally refined liquid hydrocarbons were available in the U.S. at costs lower than those for the F-T synthetic fuels. The OPEC oil embargo of 1973 created fuel shortages, especially in the United States, renewing interest by several companies in Fischer-Tropsch technology. Several companies, including ours, began work in the 1970s and 1980s to develop proprietary F-T processes. Other companies that we believe began developing F-T processes during that time include Exxon, the Royal Dutch/Shell group, and BP. We believe that except for Sasol and Rentech, which use iron-based catalysts in their Fischer-Tropsch processes, the other F-T processes developed since World War II use cobalt-based catalysts.

DEVELOPMENT OF THE RENTECH PROCESS

We developed our Fischer-Tropsch technology in the early 1980s, based on research and development conducted by two of our founders, Dr. Charles Benham and Dr. Mark Bohn. The ability of the Rentech Process to convert carbon-bearing gases into valuable liquid hydrocarbons was first established in our original pilot plant. This was a small, skid-mounted system operated periodically between 1982 and 1985. This capability was again demonstrated in our second and larger pilot plant operated during 1989. Additional confirmation of several significant aspects of the Rentech Process was obtained from tests conducted between 1991 and 1998 in a third pilot plant. We continue to use our third pilot plant at our testing laboratory to further advance development of the Rentech Process and to develop data in response to inquiries from our licensees and prospective licensees.

Use of the Rentech Process in a commercial-scale Fischer-Tropsch plant was successfully demonstrated in 1992 and 1993 at the Synhytech plant located at Pueblo, Colorado. The Synhytech plant was designed to produce up to 235 barrels of liquid hydrocarbons per day. Our licensee, Fuel Resources Development Company (Fuelco), had full control of the supply of synthesis gas and the construction and operation of the plant. We designed the Fischer-Tropsch reactors and provided our catalyst for use in the F-T reactors. Fuelco constructed the plant at the Pueblo municipal landfill, with the intent of using, at minimal cost, the methane in the landfill gas that was generated each day from the decomposition of the landfill material. When Fuelco started the plant, Fuelco determined that the volume and the energy content of the landfill gas it captured were inadequate to operate the plant on an economic basis. The Rentech Process, including the F-T reactors and catalyst, performed as expected. Fuelco was able to operate the plant at a reduced capacity and to produce liquid hydrocarbons. Fuelco closed the plant in mid-1992.

We obtained ownership and control of the Synhytech plant in 1993. In order to further evaluate performance of the Rentech Process at a near-commercial-scale, we decided to operate the plant for a short period of time using natural gas supplied by pipeline. In July and August 1993, we operated the plant continuously for three weeks. The results confirmed that the Rentech Process operated successfully, demonstrating our control of the reactor temperature and its hydrodynamics, the amount of feedstock that was converted to liquid hydrocarbons, and our ability to produce the desired products. We closed the Synhytech plant at the end of 1993 because no cost-efficient source of natural gas feedstock was available. Although it did not operate economically for this reason, we believe the operations of the Synhytech plant demonstrated that our Rentech Process can be successfully used in commercial-scale plants to produce the desired products.

Our technology was also successfully used by Texaco Energy Systems at a plant in Laporte, Texas in 2000. Texaco leased the use of this plant from the U.S. Department of Energy on a short-term basis to conduct a joint demonstration with us of the results of using the Rentech Process with Texaco’s gasification process. The Laporte plant had the capacity to produce approximately ten barrels of product per day using our Rentech Process. This task demonstrated the ability of the Rentech Process to convert synthesis gas produced by Texaco’s proprietary coal gasification technology.

COMPETITION IN FISCHER-TROPSCH TECHNOLOGY

Based on information from public announcements made by other companies and from other published information, our competitors in the Fischer-Tropsch field include several major oil and gas companies as well as a few smaller companies. The fundamental differences between the various F-T technologies developed by us and our competitors are the catalyst, the synthesis gas reactors where the synthesis gas reacts with the catalyst, our focus on small to medium sized plants with a production capacity of less than 50,000 barrels per day, and our patented process for the efficient integration of the Rentech Process with nitrogen fertilizer plants for improved operating and financial results.

We believe that owners of competing F-T technologies which have demonstrated use of their technology have spent many years and large sums of money developing their technologies. We expect that others who may hope to develop new, competing F-T technologies will face similar requirements of time and money to enter the field. We anticipate that these factors and the patents that have been issued to us will make it difficult for others to enter the field, particularly if they intend to use an iron-based catalyst in their Fischer-Tropsch process.

We believe our Rentech Process can successfully compete against the technology developed by our competitors. This is primarily because the Rentech Process can successfully use a wide range of feedstock to produce the synthesis gas necessary for the F-T process, and because of our innovations to our catalyst and our reactor design. Unlike F-T technologies that use iron-based catalysts, Fischer-Tropsch technologies that use cobalt-based catalysts are currently only used for the conversion of synthesis gas produced from natural gas. F-T technologies that use cobalt-based catalysts can be used to convert synthesis gas produced from liquids and solids, but such a plant requires the addition of expensive equipment that would likely cause reduced product yields and increased capital and operating costs. Although one of our competitors, Sasol, uses an iron-based catalyst in its Fischer-Tropsch process and uses coal to provide synthesis gas for its existing facilities, we do not expect that Sasol will compete with us in the near future. This is because Sasol’s published reports of its licensing activity suggest to us that its current business strategy is to focus on licensing its cobalt-based technology for use with natural gas feedstock, and only with large-scale plants (greater than 70,000 barrels per day if coal is to be the feedstock for the plant).

RISKS RELATING TO OUR TECHNOLOGY

We and our licensees may be unable to successfully implement use of the Rentech Process at commercial scale Fischer-Tropsch plants.

A variety of results necessary for successful operation of the Rentech Process could fail to occur at a commercial plant. Results that could cause commercial scale Fischer-Tropsch plants to be unsuccessful include:

•	reaction activity different than that demonstrated in laboratory and pilot plant operations, which could increase the amount of catalyst or number of reactors required to convert synthesis gas into liquid hydrocarbons and increase capital and operating costs

•	shorter than anticipated catalyst life, which would require more frequent catalyst regeneration, catalyst purchases, or both, and increase operating costs

•	higher than anticipated capital and operating costs to design, construct and operate a Fischer-Tropsch plant

In addition, our plants or those of our licensees could experience mechanical difficulties related or unrelated to elements of the Rentech Process. Our inability to construct and operate a commercial scale, Fischer-Tropsch plant based on the Rentech Process could materially adversely affect our business, results of operation and financial condition by reducing our licensing prospects and our expected revenues from converting nitrogen fertilizer plants.

The Rentech Process may not compete successfully against Fischer-Tropsch technology developed by our competitors, many of whom have significantly more resources.

The development of F-T technology for the production of liquid hydrocarbon products is highly competitive. Our Rentech Process is based on F-T processes that have been known for almost 80 years and used in synthetic fuel projects for almost 50 years. Several major integrated oil companies, as well as several smaller companies, have developed or are developing competing technologies that they may offer to license to our potential customers or that they may seek to use for their own benefit rather than using our technology. Each of these companies, especially the major oil companies, have significantly more financial and other resources than we do to spend on developing, promoting, marketing and using their Fischer-Tropsch technology. The U.S. Department of Energy has also sponsored a number of research programs in F-T technology, some of which might potentially lower the cost of processes that compete with the Rentech Process. As our competitors continue to develop F-T technologies, one or more of our current technologies could become obsolete. Our ability to create and maintain technological advantages is critical to our future success. As new technologies develop, we may be placed at a competitive disadvantage, and competitive pressures may force us to implement new technologies at a substantial cost. We may not be able to successfully develop or expend the financial resources necessary to acquire new technology.

Industry rejection of our Fischer-Tropsch technology would adversely affect our ability to receive future license fees.

As is typical in the case of new and rapidly evolving technologies, demand and industry acceptance of the Rentech Process is highly uncertain. Historically, most applications of F-T processes have not economically produced F-T fuels. Although we believe that increasing worldwide demand for environmentally clean fuels and other products of Fischer-Tropsch technology, as well as the ability of our Rentech Process to use a wide variety of readily available feedstocks, creates an opportunity to develop economic applications of our Rentech Process, we have not yet proven its economic feasibility. Failure by the industry to accept the Rentech Process, whether due to unsuccessful use, uneconomic results, the novelty of our technology, or for other reasons, or if acceptance develops more slowly than expected, would materially adversely affect our business, operating results and financial condition.

If a high profile industry participant were to adopt the Rentech Process and fail to achieve success, or if any commercial F-T plant based on the Rentech Process were to fail to achieve success, other industry participants’ perception of the Rentech Process could be adversely affected. That could adversely affect our ability to obtain future license fees and generate other revenue. In addition, some oil companies may be motivated to seek to prevent industry acceptance of F-T technology such as the Rentech Process based on their belief that widespread adoption of F-T technology might negatively impact their competitive position.

SOURCES OF FEEDSTOCKS FOR THE RENTECH PROCESS

Economic use of Rentech Process requires substantial quantities of inexpensive carbon-bearing gases, liquids or solids that can be economically converted into feedstock gases. Many types of carbon-bearing materials are suitable sources of feedstock for the Rentech Process. Several of these materials are in abundant supply worldwide.

In the United States, we believe that coal, which is available in great quantities in the United States, is the best source of feedstock for the Rentech Process. We believe we can obtain and gasify coal to produce the synthesis gas that we use in our Rentech Process at significantly lower costs than if we were to use a natural gas feedstock. In addition, our Rentech Process allows us to use some low-grade and high-sulfur coal that may be uneconomical or marginally economic for other uses. We also believe coal will also be the best source of feedstock for the Rentech Process in China.

Other potential feedstocks for the Rentech Process include heavier crude oil and heavy, high-sulfur residual fuels created at crude oil refineries. These residual materials are commonly referred to as petroleum coke or refinery bottoms. Some petroleum coke, unless treated at considerable expense, must be disposed of as hazardous materials. If the residues are gasified, or transformed into synthesis gas for use in our Rentech Process, they could be converted by our process into an improved slate of high-value F-T products.

Outside the United States, natural gas is one of the most important feedstocks for the Rentech Process. Many large, known natural gas reservoirs around the world are presently uneconomic to develop because they are stranded in remote locations too far from markets for economic transportation in the gaseous state. Fischer-Tropsch technologies, such as our Rentech Process, may provide a means of utilizing standard reserves of carbon-bearing resources that are currently unmarketable. It may also provide a means of utilizing some of the natural gas produced in association with oil fields that is currently flared or vented into the atmosphere or re-injected into the oil field because the natural gas lacks value due to its remote location or the inaccessibility to a natural gas pipeline or other means of economic transportation. The liquid hydrocarbon products can be produced at the site of the resource and transported to market in trucks, tankers and pipelines like conventional liquid hydrocarbons.

In the case of natural gas reserves that are unmarketable due to the presence of diluting gases, including carbon dioxide or nitrogen, the use of the Rentech Process, including our iron-based catalyst, which is capable of utilizing some of the dilutants as feedstock, may permit economic development of these resources. Our process can also utilize coalbed methane gas and certain industrial waste gases as feedstock.

PRODUCTS AND MARKETS FOR LIQUID HYDROCARBON PRODUCTS

Plants using the Rentech Process can be designed and configured to produce a variety of liquid hydrocarbon products. Our synthetic liquid hydrocarbon products are similar to analogous products derived from crude oil refining, but have environmental benefits that traditional refinery products do not possess. We expect the principal liquid hydrocarbon product that we make at the East Dubuque plant will be clean-burning, premium-grade diesel fuel produced by our Rentech Process.

The products we can produce using the Rentech Process are:

•	clean-burning, premium grade diesel fuel that is biodegradable

•	naphthas useful as a feedstock for chemical processing and for refining into varnishes, mineral spirits and clean fuel for fuel cells and power production

•	specialty products such as waxes useful in hot-melt adhesives, inks and coatings

•	base oil for lube oils

•	normal paraffins

•	other wax-based products and a variety of other chemical intermediaries

Because of the way they are produced, our liquid hydrocarbon products are substantially free of contaminants usually found in crude oil, such as sulfur, aromatics, nitrogen and heavy metals. Vehicle engine tests of our synthetic diesel product conducted by independent labs have demonstrated that our synthetic diesel fuel is clean-burning with excellent combustion qualities, and substantially reduces harmful air emissions from vehicles. Our diesel fuel can be used directly or as a blending component with conventionally refined petroleum diesel to reduce harmful emissions. Moreover, we believe our diesel can be used in currently available diesel engines without requiring any modifications of the engines. We also believe that our ultra-clean diesel fuel and naphthas may be good feedstocks for use in fuel cells such as those that are currently under development, although we do not expect that market to develop in the near future. We believe the environmental benefits of our products may enable us to sell our products at a premium.

• Diesel Fuel. Independent third-party tests of our diesel fuel, both in vehicles and engine test stands, were completed by the High Altitude Research Center, Denver, Colorado under high altitude conditions, and by Detroit Diesel, Michigan, and the California Air Resources Board, under low altitude conditions. Our diesel fuel demonstrated significant reductions in harmful exhaust gas emissions and improved combustion characteristics. These tests indicate that our diesel fuel is a high-grade diesel fuel with environmental advantages, compared to diesel fuel derived from crude oil. Compared to Commercial No. 2 diesel fuel, our diesel fuel has three properties that make it less polluting, namely an absence of sulfur, absence of aromatics by volume, and a higher cetane value.

EPA regulations currently require the reduction of the sulfur content of diesel sold on the market to 15 parts per million by 2007. EPA regulations also require manufacturers of diesel engines, by 2007, to reduce harmful air emissions from diesel engines used in tractor-trailers, buses and other heavy trucks by 95% from 2001 levels. We believe our diesel fuel exceeds all current and proposed federal and state diesel emissions requirements, including new requirements adopted by the United States Environmental

Protection Agency and those adopted by the California Air Resources Board. We anticipate that it could help users meet the increasingly stringent requirements for cleaner fuels and the reduction of harmful exhaust emissions within the United States.

We believe the diesel fuel produced by use of the Rentech Process would be an excellent blending stock to upgrade non-specification fuels or to improve the quality of the commercial diesel currently being produced in refineries. Blending with our diesel fuel lowers the aromatic and sulfur content and increases the cetane index of commercial diesel. We have obtained a United States patent on the blending of our Fischer-Tropsch diesel with conventional diesel.

Unlike alternative fuels such as methanol and compressed natural gas, we believe our diesel fuel can also be used in conventional compression ignition engines without any engine or vehicle modification. Although fuel mileage may be slightly decreased, we believe minor engine adjustments would increase the fuel mileage to the level provided by conventional diesel fuel. We anticipate that our diesel fuel could be distributed through the nation’s existing refining and transportation infrastructures.

In 2000, Congress designated domestically produced Fischer-Tropsch fuels made from natural gas as an alternative fuel under the Energy Policy Act of 1992. The Act also designates liquid fuels from coal as an alternative fuel. The designation of F-T fuels, such as those produced by use of our Rentech Process, could lead to reduction of the federal excise taxes and road taxes that apply to conventional fuels. This may reduce the costs of F-T fuels to our customers. It could also reduce the expensive capital costs that government agencies must otherwise undertake to modify their vehicle fleets to meet the emission goals of the Energy Policy Act.

• Naphtha. Naphthas are liquid hydrocarbon products that are lighter than diesel fuel. Naphthas can be used as a fuel or as a feedstock for petrochemicals. Naphthas are used in manufacturing processes for products as diverse as paint, printing ink, polish, adhesives, perfumes, glues and fats. We expect naphthas produced by use of the Rentech Process to be in demand due to their comparatively low toxicity and aromatic content. We estimate the market in the United States for the type of naphtha produced using the Rentech Process is a minimum of 60,000 barrels per day.

• Wax Products. The waxes produced by Rentech Process are useful in hot-melt adhesives, inks, coatings, and several other wax-based products. The market price for these waxes is high, but demand is limited. As an alternative, the waxes produced by the Rentech Process can also be thermally or hydro-cracked to yield additional naphtha, diesel fuel, kerosene, jet fuel, solvents, and specialty products. Another option is the hydrosomerization of the wax to produce base oil used for lubricating oils.

• Light Crude Oil. If required, the Rentech Process can be easily modified to produce a light crude oil for sale to refineries. The Rentech Process produces a high-grade crude oil that is already partially refined. We believe it could be inexpensively refined in existing refineries into various end products.

• Normal Paraffins. Normal paraffins are saturated linear hydrocarbons with molecular ranges between 9 and 15 carbon atoms. They are primarily used in the production of laundry detergent, cosmetics, pharmaceuticals, paints, stains, ink oils, aluminum rolling oils, and lamp oils. Paraffins produced by the Rentech Process are essentially free of sulfur, a requirement for many of these products.

• Synthetic Lube Base Oil. We anticipate that specifications for motor oil will become more stringent in the future as automobile manufacturers respond to tightening emissions requirements. This could result in increased demand for high quality base oils as blending stock for manufacture of premium lubricating oils. We believe the hydrocarbons with molecular ranges between 20 and 50 carbon atoms that are produced by the Rentech Process would provide excellent blending material for production of synthetic lube oil.

• Synthetic Drilling Fluid. The hydrocarbons produced by the Rentech Process with a molecular range from 17 to 22 carbon atoms would be a potential base material for synthetic drilling fluids used in the drilling of oil and gas wells as a coolant and lubricant for the drill bit. In off-shore operations, oil-based fluids, which have been used historically, degrade slowly and can suffocate aquatic plant and animal life. In response to increased environmental pressures, synthetic drilling fluids have been developed and used in the Gulf of Mexico and other offshore locations. The key advantage of synthetic drilling fluids is that cuttings associated with use of these fluids appear to be environmentally acceptable in regard to crude contamination and toxicity and therefore can be discharged in many Gulf locations instead of being barged to shore for disposal. This yields considerable cost savings to drillers.

FT SOLUTIONS LLC — JOINT VENTURE WITH HEADWATERS

In June 2004, we formed a joint venture with Headwaters Technology Innovation Group, Inc., or (Headwaters), a wholly-owned subsidiary of Headwaters Incorporated, to combine our iron-based Fischer-Tropsch technology with that of Headwaters. In connection with the joint venture, we and Headwaters formed FT Solutions LLC, a Delaware limited liability company. We hold 50% of the membership interests in FT Solutions. The joint venture enables us to carry on our separate Fischer-Tropsch business, and to receive 100 percent of the revenues from projects that we separately develop, except in China where FT Solutions is our exclusive licensor. In all projects, we share net profits from sales of catalysts on a 50-50 basis with Headwaters.

By joining with Headwaters in the joint venture, we expect to participate in additional revenues that Headwaters develops for FT Solutions. Headwaters is concentrating on obtaining projects for FT Solutions in China. Coal-based Fischer-Tropsch technology is receiving increased attention in China because of high oil prices, political instability in oil rich countries and increased emphasis on cleaning the environment. China is currently importing approximately 2.4 million barrels per day of oil and desires to decrease its dependence on foreign oil. China has large reserves of coal that could be converted to liquid fuels. In addition, China has excess capacity in coal-based ammonia plants that could be retrofitted to co-produce F-T diesel fuels and ammonia for nitrogen fertilizers. FT Solutions is evaluating potential projects in China to determine if a demonstration plant can be constructed on a fast-track basis to stimulate rapid commercialization of the technology in China. Two feasibility studies have been performed and efforts on those projects have been continued.

The purpose of our FT Solutions joint venture is to deliver the most advanced and cost effective iron catalyst-based F-T technology available in the marketplace. The joint venture enables us to take advantage of the F-T experience and iron catalyst-based proprietary F-T technology of Headwaters, as well as the clean coal technologies developed by Headwaters. We and Headwaters will continue developing our combined Fischer-Tropsch technology through FT Solutions.

FT Solutions will license the combined technology to any projects in China and any other projects throughout the world in which Headwaters participates. We are entitled to half of the profits of FT Solutions, including any profits from license fees and royalties for projects licensed by FT Solutions. We have the exclusive right to develop and license the combined technology for our own Fischer-Tropsch projects worldwide, except in China. For our projects outside of China that we develop separately from FT Solutions, we will be entitled to 100% of all the related license fees and royalties.

FT Solutions has the exclusive right itself, or through a licensee, to manufacture and sell Fischer-Tropsch catalysts for all of its projects and all of Rentech’s separate projects. We expect that our catalyst will be the ones sold by FT Solutions.

Engineering and technical services for all of FT Solutions’ projects will be performed by Rentech Services Corporation and Headwaters Technology Innovation Group, Inc., the other member of FT Solutions. FT Solutions will contract with its customers to provide engineering services performed either through Rentech Services Corporation or by Headwaters Technology Innovation Group. FT Solutions will receive all of those fees under its contract with its customers, and FT Solutions will pay Rentech Services Corporation and Headwaters Technology Innovation Group for the services they provide. We and Headwaters will each contribute one-half of the costs of the engineering services to FT Solutions, including those charged by us, and all other expenses of the joint venture.

FT Solutions has initiated the design and construction of a Fischer-Tropsch demonstration plant capable of producing ten to fifteen barrels per day of liquid hydrocarbon products. The current plan is to install the plant at a coal gasification test facility owned by Gas Technology Institute (GTI) that is located in Des Plaines, Illinois. The plant will be able to use the proprietary and patented iron-based catalysts of both Headwaters Technology Innovation Group and Rentech. The purpose of the project is to provide significant quantities of representative products for testing by potential end users. In addition, it will demonstrate the integration of the F-T module utilizing synthesis gas produced by GTI’s coal-fed gasifier. GTI, with more than 60 years of experience, is the leading research, development and training organization serving the natural gas industry. More than 800 patents have resulted from GTI research, and more than 400 products incorporating GTI-developed technology have been introduced to the market. According to the current schedule, we expect the F-T pilot plant to be ready for initial startup operations by September 2005. We are to contribute half the cost of this plant.

RESEARCH AND DEVELOPMENT

We own a development and testing laboratory located in Denver. Our pilot plant, consisting of a bubble column slurry reactor, is located at this site. The laboratory contains other state-of-the-art equipment and support facilities that we believe provides us with a resource for development and testing that is unmatched in the field of Fischer-Tropsch technology. Our laboratory staff currently consists of 10 employees.

Our principal research and development efforts at our laboratory are now focused on increasing the efficiency of our catalyst, and cooperating with Headwaters Technology Innovation Group, Inc. to combine our Fischer-Tropsch technologies for use by FT Solutions and by us. We are also developing additional catalysts, attempting to further increase the amount of the feedstock that is converted into liquid hydrocarbons, and working on other ways of reducing the cost of our process. Our research efforts are focused on supporting our goal of achieving commercial use of the Rentech Process with as many types of hydrocarbon feedstocks as are available.

During the fiscal years ended September 30, 2004, 2003, and 2002, we spent $749,230, $747,081, and $701,201, respectively, on research and development activities on the Rentech Process. During each of the same fiscal years, we received revenues from third parties for research and development activities of our technology of $817,279, $776,658, and $2,354,550, respectively.

INTELLECTUAL PROPERTY AND PATENTS

Our intellectual property consists of three types of property. We own 18 United States patents to limit infringement of the Rentech Process. We own various trade secrets and confidential proprietary information that we use in connection with our Rentech Process. Our wholly owned subsidiaries own various trade secrets and confidential proprietary information that they use in connection with their respective stains and sealer business, oil and gas well field services business and industrial automation products business. One of our wholly-owned subsidiaries also owns United States trademarks on the product names of its stains and sealers.

The success of our business, as well as that of our subsidiaries, depends upon the intellectual property that we own and use in the conduct of these particular businesses. Our intellectual property gives us rights to exclusively exploit our technologies. If we lost the rights to exclusively exploit an item of intellectual property, the financial results of our business and our overall financial results would be materially harmed.

Our patents were granted for terms of twenty years from the date of the application to the U.S. Patent Office. Our first patent application was filed in 1992. Our latest application was filed in 2004. Our trade secrets and confidential proprietary information will remain our property for as long as we keep them secret and confidential. Our federal trademarks have initial terms of six years. They can be renewed within ten years from the initial date of filing and every ten years after that if we continue to use them with the sale of our products.

We have obtained U.S. patents that apply to our Fischer-Tropsch processes, to applications of our processes, and to the products produced and the materials used in the Rentech Process. Our patents include patents with respect to the overall F-T conversion process; a method for cracking produced waxes; a method of making and activating a promoted iron catalyst for use in slurry synthesis reactors; production of a synthetic oxygenated diesel fuel; use of our oxygenated, ultra-clean, diesel fuel as an additive to conventional diesel fuel; control of the tail gas from our process to maximize either the production of electricity from our tail gas, F-T products or a near-pure form of carbon dioxide; and integration of the Rentech Process with nitrogen fertilizer plants to enable them to co-produce nitrogen fertilizers, F-T fuels, and electricity.

Use of the Rentech Process requires use of our iron-based catalyst we have patented. Two of our patents include key elements of a process that improves the carbon conversion efficiency of the Rentech Process by over 30% and enables our iron-based catalyst to compete with the cobalt-based catalysts used by most other Fischer-Tropsch processes.

We have filed additional patent applications in the United States relating to improvements to certain aspects of the Rentech Process. We have also filed several foreign patent applications based on some of our U.S. patents.

OKON’s formulas for the manufacture of its stains, sealers and coatings are proprietary. They are maintained as trade secrets. OKON relies upon confidentiality agreements with its employees and manufacturers of key components of its stains, sealers and coatings to protect these trade secrets.

Petroleum Mud Logging provides its services based upon an integrated system of computer software, skilled geological analysts who interpret the data and communications devices to transmit the information to the mineral owner in real time. The essential elements of these programs and devices are proprietary, and are maintained as trade secrets. Petroleum Mud Logging relies upon confidentiality agreements to protect these trade secrets.

REN Corporation’s computer-controlled testing equipment depends upon computer software programs and proprietary computer hardware devices. The programs and hardware components are developed by REN’s employees. This proprietary information is maintained as trade secrets. REN relies upon confidentiality agreements to protect its proprietary interests.

Protecting and enforcing our intellectual property position involves complex legal, scientific and factual questions and uncertainties. This may be especially true in foreign countries, which often do not provide as much protection of intellectual property rights as the United States. Our ability to protect and enforce our intellectual property position requires diligent actions by us to strictly maintain the confidentiality of our trade secrets and to protect our patents and trade names. If we are not successful in protecting and maintaining our exclusive rights to our intellectual property, the value of our technologies that are affected would be severely limited. To date, no claims of patent infringement have been made against us, and we have not made any patent infringement claims against any of our competitors.

Our success depends in part on our ability to protect our intellectual property rights, which involves complexities and uncertainties.

We rely on a combination of patents, copyrights, trademarks, trade secrets and contractual restrictions to protect our proprietary rights. Our success depends in part on our ability to protect our intellectual property rights, which involves complex legal, scientific and factual questions and uncertainties. Additional patents may not be granted, and our existing patents might be infringed upon, invalidated or circumvented by others. We may not become aware of patents or rights of others that may have applicability in our Fischer-Tropsch technology until after we have made a substantial investment in the development and commercialization of our technologies. Third parties may claim that we have infringed upon past, present or future F-T technologies. Legal actions might be brought against us, our co-venturers or our licensees claiming damages and seeking an injunction that would prevent us, our co-venturers or our licensees from testing, marketing or commercializing the affected technologies. If an infringement action were successful, in addition to potential liability for damages, our joint venturers or our licensees and we could be required to obtain a license from a third party in order to continue to test, market or commercialize our affected technologies. Any required license might not be made available or, if available, might not be available on acceptable terms, and we could be prevented entirely from testing, marketing or commercializing the affected technology. We may have to expend substantial resources in litigation, either in enforcing our patents, defending against the infringement claims of others, or both. Many possible claimants, such as the major energy companies that have or may be developing competing F-T technologies, have significantly more resources than we do to spend on litigation. If we are unable to successfully defend our technology, including the Rentech Process, against claims of infringement upon the patents or proprietary rights of others, our business, operating results and financial condition could be materially adversely affected.

In addition, the availability of patents in foreign markets, and the nature of any protection against competition that may be afforded by those patents, is often difficult to predict and varies significantly from country to country. We, our licensors or our licensees may choose not to seek, or may be unable to obtain, patent protection in a country that could potentially be an important market for our F-T technology. The confidentiality agreements that are designed to protect our trade secrets could be breached, and we might not have adequate remedies for the breach. Additionally, our trade secrets and proprietary know-how might otherwise become known or be independently discovered by others. If a trade secret is acquired by a competitor, our competitive position would be harmed and our revenues could be substantially reduced.

LICENSING AND ENGINEERING SERVICES

Fischer-Tropsch or coal-to-liquid plants that use the Rentech Process may be designed to produce from several thousand to 50,000 or more barrels per day of product. Smaller plants could be assembled from modular systems that can be trucked into remote locations where inexpensive sources of feedstock may be available. Plants with the largest production capabilities may have to be constructed directly at the sites where they are to be operated. We focus on licensing our technology in connection with small to medium-sized projects with production capacities ranging from 500 to 50,000 barrels per day of liquid hydrocarbon products. While our technology would enable us to pursue larger projects, we believe that small to medium size projects are economic and represent a substantial portion of the near-term market.

Under our licensing arrangements, we typically have the right to receive license fees and ongoing royalties for each barrel of liquid hydrocarbons produced by process plants that use the Rentech Process. After we grant a license, our licensees are responsible for financing, constructing and operating their own plants to use the licensed technology. They must also acquire their own feedstock, purchase catalyst from FT Solutions, and sell the products that their plants produce. We generally expect licensees to pay for our synthesis gas reactor modules that we or our fabricator supplies to meet the unique specifications required for each plant.

We market licenses of our Rentech Process to owners of gas, liquid and solid carbon-bearing materials, and to owners of existing industrial gas plants that could add our technology. To facilitate business development, we often meet with oil and gas companies, owners of fossil fuel resources, and others involved in the energy industry. Our senior officers are frequent participants and speakers at Fischer-Tropsch seminars and energy conferences. We employ one person whose primary duties are marketing. We have also entered into marketing arrangements with:

• FT Solutions LLC. Marketing of our Fischer-Tropsch technology in China is conducted through FT Solutions, our 50/50 joint venture with Headwaters Technology Innovation Group. We entered into this joint venture in June 2004. Our initial targets for licenses are two proposed projects in China. Please read the more complete description of this joint venture in this section under “BUSINESS, FT Solutions LLC—Joint Venture With Headwaters.”

• Jacobs Engineering UK. In February 2000, we arranged with Jacobs Engineering UK Limited, an international engineering company, for joint marketing of the Rentech Process and Jacobs’ engineering services. We are marketing our combined capabilities to potential customers in several locations throughout the world. We have received approximately $108,042 as a result of feasibility studies performed for potential customers introduced to us by Jacobs Engineering.

For licenses granted by FT Solutions LLC, Rentech Services Corporation and Headwaters Technology Innovation Group will separately provide engineering and technical services to the licensees through FT Solutions.

We provide preliminary engineering design and technical services through Rentech Services Corporation, our wholly owned subsidiary, for our own licensees when they design and construct their plants. To assist our licensees, we may also contract to provide limited operational support services during startup of licensed plants. In addition, we may reserve the right to contract for the engineering and supply of the synthesis gas conversion reactors that are essential for use of the Rentech Process. The reactors must be specially configured for each plant according to the composition of the synthesis gas to be converted and the products desired. Our patented catalyst available through FT Solutions is a necessary component of the Rentech Process and must be used by our licensees.

The successful use of the Rentech Process by licensees largely depends upon their ability to successfully finance, design, construct and operate commercial scale plants. The design of a plant for use of the Rentech Process is complex. Each design must be developed to fit the chemical composition of the feedstock and must also be tailored to produce the desired products. The ability of a licensee to obtain low-cost feedstock is essential to economical use of the technology. The licensees must obtain adequate financing, construct plants specifically designed for the chemical composition of the feedstock, and assure that the plant equipment and machinery is mechanically adequate. The cost of constructing plants that use the Rentech Process will vary depending upon production capacity; available infrastructure such as electrical power, water supplies, roads, gas pipelines and other utilities; location; cost of financing; whether the feedstock is a gas or carbon-bearing solid that must first be converted to synthesis gas; and other factors. Licensees are also responsible for obtaining governmental permits and for successfully operating their plants. In remote locations, licensees may be required to add supporting infrastructure such as roads and utilities. Business dealings in foreign countries, the ability of licensees to obtain financing for construction of plants, and the complexity of design are among the factors that may result in delays in schedules for financing, design, construction and startup of operations of our licensees’ plants following the initial decision to proceed with construction. This may result in delays or loss of revenues to us.

Some of our current licenses and joint ventures that are underway for the use of the Rentech Process include:

• ChevronTexaco Technology Venture. In 1998, we granted a technology license to Texaco Natural Gas, Inc. now ChevronTexaco Technology Venture, a division of ChevronTexaco Corporation (“Texaco”). The license allowed Texaco to use the Rentech Process in projects where solid and liquid hydrocarbons are used as feedstock. This license originally granted exclusive rights in this particular field, but was amended in March 2003 to grant only non-exclusive rights. The agreement also granted a non-exclusive license for conversion of natural gas to liquids.

Under the license, Texaco may use the Rentech Process in combination with Texaco’s proprietary gasification technology to produce liquid hydrocarbon products. These include transportation diesel fuel, naphtha, and specialty products. The Texaco gasification process is a proprietary technology for producing synthesis gas from a broad range of feedstocks including coal, petroleum coke, residual oils, and byproducts generated in refineries and chemical plants.

In 1999, Texaco entered into a technical services agreement with us related to our 1998 licensing agreement. From 1999 to 2003, we studied the integration of the Rentech Process with Texaco’s gasification process. Texaco paid us a total of $1,779,766 during that time for our technical services and costs. This funding enabled us to further refine our technology at the same time we were performing under the agreement.

• Early Entrance Coproduction Plant. In August 1999, we, as part of a team led by Texaco, were selected by the U.S. Department of Energy to develop the data and designs for what the DOE calls a coproduction facility, or more specifically, an “Early Entrance Coproduction Plant.” Texaco’s goal was to combine its gasification technology with the Rentech Process to produce both high quality transportation fuels and electricity from coal and petroleum coke at a coproduction plant. The data was obtained and the designs were completed in 2003. We were paid $2,935,782 on this subcontract.

• Wyoming Coal. We have received a $500,000 grant from the State of Wyoming to perform an engineering and economic analysis for a F-T plant that would use gasified Wyoming coal as feedstock. The proposed plant would produce 10,000 barrels per day of ultra-low sulfur F-T diesel fuel for distribution in Wyoming, California and other Western states.

• Australian Coal Project. GTL Energy Limited of Australia intends to use our technology in connection with a coal project it is developing in that country. The proposed plant would be located at a coal mine that supplies coal to an electric power plant. Additional coal from the mine would be gasified to provide synthesis gas feedstock to the proposed 10,000 barrels per day plant. GTL Energy is seeking financing for this project. We have received no revenues from this project.

• Pertamina. We have completed a feasibility study for a 15,000 barrels per day Fischer-Tropsch plant for Pertamina, the largest Indonesian privately owned oil and gas mining company. The plant would use Pertamina’s stranded natural gas as feedstock. The intended products are synthetic diesel fuels, naphthas and other high-value liquid hydrocarbons. Pertamina is now conducting additional well drilling to define the extent of the proposed gas field before financing and other arrangements can be made. We have received no revenues from this project.

• GTL Bolivia. GTL Bolivia, S.A. is planning a 11,500 barrel per day Fischer-Tropsch facility using the Rentech Process, which is designed to supply the local Bolivian market with diesel fuel. GTL Bolivia has identified the gas supply for the project and a site near Santa Cruz. GTL Bolivia is seeking financing from local sources in the area of the proposed plant. We have received no revenues from this project.

• Papua New Guinea. In June of 2004, we entered into a memorandum of understanding with the government of Papua New Guinea and Niugini Gas & Chemicals Pte Ltd of Singapore to develop a methane facility in Papua New Guinea using our Rentech Process. The proposed plant would produce 15,000 barrels per day of F-T liquid hydrocarbon products, 120 megawatts of electrical power for a liquefied natural gas facility being developed by Papua New Guinea, and approximately 1,200 tons per day of ammonia fertilizer. The feedstock is planned to be natural gas owned by an arm of the government of Papua New Guinea. South Korean Investors are expected to provide financing and own the plant. The investors are conducting due diligence investigations of various aspects of the plan, and anticipate the results of their studies will be available before the end of 2004. We have received no revenues from this project.

Revenues related to licensing the Rentech Process represented approximately 10%, 9%, and 27% of our total revenues during the fiscal years ended September 30, 2004, 2003, and 2002, respectively.

OTHER SUBSIDIARIES AND INTERESTS

We also have several subsidiaries engaged in lines of business that are not related to Fischer-Tropsch technology. These are OKON, Inc., Petroleum Mud Logging, Inc. and REN Corporation.

OKON, Inc.

OKON, our wholly-owned subsidiary, is engaged in the business of manufacturing and marketing a complete line of water based, water repellents sealers and stains for concrete, masonry and wood on a wholesale basis. OKON products are environmentally friendly and VOC compliant.

The OKON business was started in 1973, and was acquired by Rentech in 1997. OKON, located in Denver, markets and sells its products nationwide through a variety of channels. These include distribution through paint dealers, paint manufacturers, mass merchandisers and direct to OEM accounts. Architectural specifications help drive the business. The brand name OKON and its performing water based products are recognized broadly throughout the paint and coatings industry. The formulas used by OKON for manufacturing its products are proprietary.

The coatings industry in which OKON conducts its business is highly competitive and has historically been subject to intense price competition. Other competitive factors in the coatings industry include product quality, product innovation, distribution, the VOC’s (volatile organic content) of these products. There are a minimum of at least five major competitors in this nationwide market of environmentally sound sealer and stain products. We believe that OKON products are competitive and OKON is recognized as an industry leader in meeting new lower 2006 VOC requirements. State and federal agencies are proposing further restrictions to limit the levels of VOC’s by the paint industry in an effort to substantially reduce smog and improve air quality of highly populated cities. The restrictions have effectively prohibited the sale and use of high VOC products in some states such as California and the East Coast.

OKON’s products are realizing increased placement with new, smaller dealers through the wholesaler distribution programs. As many of OKON’s larger customers have been acquired by national or international companies, OKON sales have declined. The addition of smaller independent customers has offset the sales decreases in larger accounts. OKON has acquired capabilities to identify, track and capture projects where it is specified and expects to be better able to increase closing rates on its bids. OKON anticipates enhancing its position in the commercial segment with its capability to identify and demonstrate to the commercial contractor OKON’s price and performance competitive advantage.

OKON’s environmentally friendly performance sealers and stains have increasing appeal as state and city governments adopt California’s stringent environmental standards for paints, stains and coatings. We believe that a window of opportunity exists for OKON to exploit a broader solvent based market being required to convert to water-based products. Environmental and fire hazard concerns with utilizing solvent based sealers and stains in the manufacturing of pre-cast concrete shelters have increased demand and sales of OEM products. OKON’s OEM customers are projecting increased demand for their products, especially transit shelters. We expect a gradual trend to develop for increasing orders and inventory of OKON products.

OKON’s sales revenue to several of their customers constitutes a significant portion of OKON’s revenues. For the years ended September 30, 2004, 2003, and 2002, one OKON customer accounted for approximately 35% of OKON’s total revenue.

Loss of OKON’s largest customers would materially reduce our total revenues.

OKON’s sales of products to some customers may constitute a significant portion of our revenues. For the years ended September 30, 2004, 2003, and 2002, one customer of OKON accounted for 11%, 16%, and 10%, of our total revenues. OKON has provided material portions of our total revenues. During the latter part of our fiscal year 2004, OKON’s largest customer reduced its customary level of purchases to reduce inventory levels from a 90-day supply to a 30-day supply. This loss of sales to OKON’s largest customer is responsible for OKON’s loss for the year. We anticipate that our customers will be restocking their levels of inventories. We are attempting to establish alternative distribution channels with new strategic partners and expand our product draw through direct contact with architects and architectural specifiers. Revenues from OKON’s business segment represented approximately 26%, 25%, and 20%, of our total revenues in the years ended September 30, 2004, 2003, and 2002, respectively.

Petroleum Mud Logging, Inc.

In June 1999, we entered into the business of providing well logging services to the oil and gas industry. This occurred through our purchase of the assets of two established and related companies that have been providing services in these fields since 1964. We are using the assets to continue these businesses through our wholly-owned subsidiary, Petroleum Mud Logging, Inc. (PML). The business is operated from Oklahoma City, Oklahoma. The services are provided to customers primarily located in Oklahoma, Texas, New Mexico and Louisiana.

PML owns 35 manned mobile well logging units that are moved from well to well. During fiscal 2004, PML added eight remote controlled mobile well logging units that perform most of the same functions and can be operated without a human operator at the drill site. The logging equipment within the mobile units measures traces of gases and water throughout the depth of a well hole by analyzing the drilling mud recovered from the well as drilling progresses. The results are transmitted to customers and their geologists immediately, either by land lines or satellite uplink. The mineral owners use this information to detect the presence of oil and gas deposits in underground formations and to direct their exploration and development drilling.

During the past several years, demand for our logging services has increased, particularly for natural gas wells. We expect this trend to continue as exploration for natural gas intensifies due to increasing demand for that energy source. We plan to add more remote controlled units to meet a growing need for high-quality, cost-effective sensing solutions in specific geologic basins.

Our competitors in oil and gas field services include approximately 50 other companies. Several of these companies are divisions or subsidiaries of major oil and gas companies or other energy businesses. Those competitors have substantially more financial assets and other resources than we do. We believe we have been and will be able to favorably compete in this business because of our advanced technological capabilities and competitive prices. Our mud logging units are well equipped mobile laboratories. Our units receive and automatically test data on site from the drill holes as a well is drilled. To our knowledge, we are the only company that monitors and plots all parameters by computer, rather than by hand. The units automatically analyze that information and rapidly communicate the results to the mineral owner. These capabilities give us advantages over most of our competitors by enabling the mineral owner and its geologists to direct the drilling without being at the site. During fiscal year 2002, we upgraded PML’s equipment and technology by adding safety features to provide advance warning to workers of potential gas blow-outs of a well on which they are working. This meets new safety standards adopted by several states. It provides PML a competitive advantage over most other mud logging companies that have not added this equipment.

The market for PML’s services may not continue at the current level.

More companies may enter our business and offer well logging services to the oil and gas industry. Our present competitors may expand and improve their equipment and provide more well logging services. The number of new natural gas wells that are drilled may decline if the supply of natural gas increases or if market demand for natural gas lessens. If these events occurred, the demand for PML’s services would decline and our total revenues could be significantly reduced.

Revenues provided by our mud logging business segment represented approximately 54%, 42%, and 21%, of our total revenues during the fiscal years ended September 30, 2004, 2003, and 2002, respectively. PML’s revenues from some customers may constitute a significant portion of its revenues. For the years ended September 30, 2004, 2003, and 2002, one customer of PML accounted for 14%, 9%, and 7% of our total revenues, respectively.

Loss of PML’s largest customers would materially reduce our total revenues.

PML has provided material portions of our total revenues. We have experienced a growing demand for our oil and gas field services. If we lose a significant customer, we anticipate that demand from other customers would use most of our capabilities.

REN Corporation

In August 2001, we acquired 56% of the outstanding stock of REN Corporation. REN is a Colorado corporation, originally organized in 1979 and located in Stillwater, Oklahoma. REN manufactures computer-controlled testing equipment systems and sells them on a custom-order basis to industrial manufacturers. The manufacturers use REN’s industrial automation systems for quality control and increasing productivity in the manufacture of their products. The customers’ products include automatic hydraulic pumps, valves and actuators; diesel fuel injection pumps; transmissions; automatic hydraulic presses; and hydraulic hose assemblies. REN’s primary market has been automated test equipment for the fluid power industry.

REN’s competitors who manufacture and sell computerized test equipment for use in manufacturing include approximately ten other companies. We have approximately three principal competitors. REN’s competitors have substantially more financial assets and other resources than REN. REN has been able to compete in the past because its pioneering work in applying computers and electrohydraulics to develop leading edge systems gives REN certain advantages, especially for test equipment systems for the fluid power industry.

Sales inside the U.S. were $789,993, $1,333,379 and $2,629,237, during the years ended September 30, 2004, 2003, and 2002, respectively. Sales outside the U.S. were $11,277, $486,473, and $271,500 during the same years.

REN had no backlog of orders as of September 30, 2004 as compared to backlogs in the approximate amount of $515,000 as of September 30, 2003 and approximately $1,375,000 as of September 30, 2002.

Revenues provided by our industrial automation systems segment represented approximately 9%, 21% and 30%, of our total revenues during the fiscal years ended September 30, 2004, 2003, and 2002, respectively. The U.S. Army was REN’s largest customer in 2004, accounting for 43% of its total revenues in the year ended September 30, 2004, and none in 2003 and 2002. REN is not currently doing further work for the U.S. Army.

REN’s business is based on individual large project bids, and it does not have a recurring major customer. Reduced industry activity for new testing equipment orders in general could impact REN’s ability to book major projects, and hence affect its profitability. REN has experienced a decline in contracts, and may not obtain sufficient new contracts to sustain its operations.

Over fiscal year 2004, because of the lack of major equipment orders throughout the industry, REN has developed a service business to refurbish equipment it has previously sold.

REN may not be able to readily and economically develop the computerized test equipment that it may seek to manufacture if it obtains large orders.

Design and manufacture of the specialized test equipment that REN sells requires a period of development and specialized skills. REN has reduced its workforce in order to reduce its operating losses due to a reduction in contracts for its products. If REN is not able to economically and timely produce the equipment that might be ordered, the costs would be increased and the anticipated revenues would be reduced. If REN succeeds in obtaining potential new sales orders, we may not be able to obtain the financing that REN may require to expand its business to meet its requirements.

Investment In Advanced Technology Companies

We own minority interests in two advanced technology companies. We own 2.28% of Global Solar Energy, Inc., which is engaged in production of thin-film photovoltaics. We also own a 5.76% ownership interest in Infinite Power Solutions, Inc., which is developing thin-film micro batteries.

As a minority owner in these corporations, we have no control over them. We do not participate in their management. We have no obligations for their liabilities. We intend to remain passive investors in them.

Development of the advanced technology businesses will require substantial capital, which may not be available to them.

Both Global Solar Energy and Infinite Power Solutions remain in the development stage, and they do not operate profitably. They may not be able to obtain the substantial amounts of additional capital they require to complete development of their products and to successfully market the products. This could cause them to go out of business, in which case we would lose our investment.

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

EMPLOYEES

At September 30, 2004, we had 109 employees. Among our subsidiaries, Rentech Services Corporation had 10 employees, who work at our development and testing laboratory; OKON, Inc. had 11 employees; Petroleum Mud Logging, Inc. had 63 employees; and REN Corporation had 9 employees. If we succeed in acquiring the East Dubuque plant, we will have approximately 100 employees at that facility.

ITEM 2. PROPERTIES

Office Lease

Our executive offices are located in Denver, Colorado, and consist of 5,923 square feet of office space. The lease expires in October 2009 and includes an option to extend for another five-year term. Total rent was $71,076 during fiscal 2004. We believe that our existing space is adequate to meet our current needs and to accommodate anticipated growth.

Development And Testing Laboratory

We own a development and testing laboratory located in Denver that we use with Fischer-Tropsch technologies. The facility consists of a 11,000 square foot laboratory located within our 20,000 square foot industrial building. The remainder of the building is rented to a tenant and constitutes potential expansion space for the laboratory. We renovated the building, laboratory and lab equipment in fiscal 1999 to provide a state-of-the-art laboratory and support facilities for F-T technologies. We believe that our laboratory is one of the most comprehensive Fischer-Tropsch facilities in the field today.

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

OKON Facility

OKON, Inc., a wholly owned subsidiary, leases an industrial building located in Denver. The building houses production facilities and offices. The lease extends to March 2009. The rent is approximately $62,000 per year. The building contains approximately 20,000 square feet of office and warehouse space. The building contains adequate space for expansion of the business. We believe that this lease can be renewed or other space obtained.

Petroleum Mud Logging Properties

Petroleum Mud Logging, Inc. owns a building in Oklahoma City, Oklahoma that contains the PML shop facility and leases an additional building for its office and training space. The rent is approximately $30,000 per year. PML’s personal property includes 35 special vehicles equipped as mobile laboratories, each operated by an employee to provide well logging services, and eight similarly equipped remote controlled units. PML also owns an extensive library of well logs that provide information about the results of previous oil and gas or natural gas exploration wells. We believe that the existing shop space and well logging units are adequate for PML’s current needs and anticipated growth. The shop facility is adequate for maintenance of the vehicles and trailers, and the well logging units are in good condition.

REN Corporation Properties

REN Corporation, in which we own a 56% interest, owns a building located in Stillwater, Oklahoma on a site consisting of 6.6 acres. The building contains 11,000 square feet. REN uses it for light manufacturing of its computer software and hardware products. REN also owns plant machinery and computer equipment. We believe that the buildings and the site are adequate for REN’s current needs and anticipated growth. The building and the equipment are in adequate condition.

ITEM 3. LEGAL PROCEEDINGS

Various claims and actions that we consider ordinary routine litigation incidental to our business have been asserted and are pending against us. We do not believe that these claims and actions will have a material adverse effect upon our results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The American Stock Exchange under the symbol RTK. The following table sets forth the range of high and low closing prices for the common stock as reported by AMEX. The quotations reflect inter-dealer prices, without adjustment for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

Fiscal Year Ended September 30, 2004	High	Low
First Quarter, ended Dec. 31, 2003	$1.50	$0.63
Second Quarter, ended Mar. 31, 2004	$1.30	$0.85
Third Quarter, ended Jun. 30, 2004	$1.12	$0.81
Fourth Quarter, ended Sep. 30, 2004	$1.07	$0.85

Fiscal Year Ended September 30, 2003	High	Low
First Quarter, ended Dec. 31, 2002	$0.63	$0.41
Second Quarter, ended Mar. 31, 2003	$0.59	$0.40
Third Quarter, ended Jun. 30, 2003	$0.78	$0.45
Fourth Quarter, ended Sep. 30, 2003	$0.72	$0.51

The approximate number of shareholders of record of our common stock as of October 31, 2004 was 608. Based upon the securities position listings maintained for our common stock by registered clearing agencies, we estimate the number of beneficial owners is not less than 8,500.

We have never paid cash dividends on our common stock. We currently expect that we will retain future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)) (c)

Equity compensation plans approved by security holders	1,511,000	$0.75	157,000

Equity compensation plans not approved by security holders	5,496,102	$1.06	0

Total	7,007,102	$0.99	157,000

The equity securities issued as compensation without shareholder approval consist of stock options and stock purchase warrants. These convertible securities have exercise prices equal to the closing market prices of our common stock, as reported by the American Stock Exchange, on the date the securities were granted. The options and warrants may be exercised for a term of five years after the date granted. They may be exercised in whole or in part at any time after they were issued.

ITEM 6. SELECTED FINANCIAL DATA

The following consolidated selected financial data has been derived from the historical consolidated financial statements and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 8, “Financial Statements and Supplementary Data,” and our consolidated financial statements and the notes appearing in them, and the risk factors included elsewhere in this report.

Rentech, Inc. and Subsidiaries

	Years Ended September 30
	2004	2003	2002	2001	2000
CONSOLIDATED STATEMENT OF OPERATIONS DATA
Revenues	$8,773,117	$8,477,001	$9,560,335	$8,166,576	$5,066,607
Cost of Sales	$5,797,136	$5,207,654	$5,462,243	$6,150,359	$3,134,396
Gross Profit	$2,975,981	$3,269,347	$4,098,092	$2,016,217	$1,932,211
Loss from Operations	$(5,316,982)	$(6,293,002)	$(4,862,560)	$(4,577,579)	$(3,804,389)
Net Loss	$(7,210,693)	$(9,535,405)	$(5,332,613)	$(6,770,707)	$(4,099,395)

Loss Applicable to Common Stock	$(7,210,693)	$(9,535,405)	$(5,469,545)	$(7,254,306)	$(4,189,006)

BASIC AND DILUTED LOSS PER SHARE(1)
Loss Per Common Share	$(.08)	$(.13)	$(.08)	$(.11)	$(.07)

CONSOLIDATED BALANCE SHEET DATA
Working Capital	$(1,266,653)	$(1,571,738)	$775,686	$1,412,195	$1,892,376
Total Assets	$9,379,288	$11,187,114	$16,163,228	$16,115,455	$16,462,592
Total Long-Term Liabilities	$2,833,629	$3,223,994	$3,269,044	$1,157,927	$999,355
Total Liabilities	$6,341,424	$8,005,734	$7,422,576	$4,069,122	$1,758,615
Accumulated Deficit	$(47,649,739)	$(40,439,046)	$(30,903,641)	$(25,571,028)	$(18,800,321)

(1)	The weighted average number of shares of common stock outstanding during the years ended September 30, 2004, 2003, 2002, 2001, and 2000 were 85,932,544, 73,907,041, 69,987,685, 64,807,168, and 57,532,816, respectively.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to the information provided here in Management’s Discussion and Analysis of Financial Condition and Results of Operations, we believe that in order to more fully understand our discussion in this section, you should first read the expanded discussion of our business and the risk factors included in Item 1–“Business” of this Form 10-K.

OUR BUSINESSES

Rentech Process - Alternative Fuels Segment.

We are an energy technology company engaged in the Fischer-Tropsch (F-T) business. We have developed and own patented and proprietary F-T technology that we license to members of the energy industry, including owners of carbon-bearing materials who could use them as feedstock for our technology. Our technology, which we call the Rentech Process, is an advanced derivative of the well established Fischer-Tropsch technology developed in Germany in the 1920s. We have successfully used the Rentech Process for a short period in a large demonstration plant and for longer periods in several pilot plants.

Our Rentech Process is useful for converting feedstock consisting of synthesis gases derived from carbon-bearing materials, either natural gas, liquids or solids, into synthetic liquid hydrocarbons. The products include clean-burning diesel fuel, naphthas used for making gasoline and certain petrochemicals, and specialty products such as petroleum waxes, petrochemical feedstocks, and synthetic lubricant base oil. The liquid hydrocarbons resulting from our F-T process are similar to analogous products derived from crude oil refining, but with significant environmental benefits. Tests of our diesel fuel show that it is clean burning. Unlike conventional transportation fuels, our fuels emit ultra-low amounts of sulfur and aromatics that cannot be detected by standard tests.

Our efforts have been focused on achieving commercial use of our proprietary F-T process. We are seeking revenues from licensing the technology, from royalties charged for each barrel of liquid hydrocarbons produced by process plants that would use the technology, and from contract payments for the engineering designs and technical services we provide for evaluating the feasibility of proposed plants, and after a license is granted, for the engineering design of a plant. We have maintained a F-T development and testing laboratory to support use of this technology. The laboratory staff has concentrated on further developing and refining the Rentech Process. The lab has also conducted contract work for Texaco Energy Systems LLC (Texaco), a licensee, and for other companies that are potential licensees and that want to evaluate the feasibility of their feedstock for use with the Rentech Process.

We have historically exploited the Rentech Process by marketing licenses to energy companies, owners of industrial gas plants, and owners of other carbon-bearing sources of feedstock such as natural gas. No commercial plant is now using the technology, and economic operation of the technology has not been fully demonstrated. We believe the advancements we have made in F-T technology will enable use of the Rentech Process on a cost-effective basis in some situations.

Marketing of Licenses

We are discussing proposals with several owners of energy feedstocks for use of the Rentech Process through licenses or other business ventures.

Our current licensees include Texaco Energy Systems, Inc. (Texaco), formerly a division of Texaco, Inc., which became a division of ChevronTexaco Corporation in 2001 after the merger of those two companies. Texaco contracted with us for research and development related to integrating Texaco’s gasification technology, which produces synthesis gas from feedstocks in liquid and solid forms, with Rentech’s GTL Technology, which uses synthesis gas. Texaco is working on proposals to use the combined technologies for a U.S. Department of Energy project and other projects.

We received royalty income as a result of our 1998 license of the Rentech Process to Texaco and revenues from our 1999 technical services contract with Texaco. We are not now receiving royalties on production of liquid hydrocarbons from use of the Rentech Process, or license fees. We receive revenues from prospective businesses that engage us to perform studies for their potential projects that would use the Rentech Process. These studies are preliminary engineering design studies and evaluations of the feasibility of their use of their feedstock with our technology. Revenues from the Rentech Process and the revenues from our other businesses conducted through OKON, Inc., Petroleum Mud Logging, Inc., and REN Corporation are not sufficient to cover our ongoing losses at this time related to our efforts to commercialize the Rentech Process.

Subsidiaries. In addition to our Fischer-Tropsch alternative fuels segment, we own interests in three subsidiary businesses. OKON, Inc. and Petroleum Mud Logging Inc. are wholly owned, and we own 56 percent of REN Corporation.

OKON, Inc. – Paint Segment.

OKON manufactures and markets water-based wood stains, concrete stains, concrete block pluggers and other water repellent sealers. All of the coatings we produce are environmentally clean.

Petroleum Mud Logging, Inc. – Oil and Gas Field Services Segment.

PML provides well logging services to the oil and gas industry. We own special vehicles equipped as mobile laboratories that are moved in the field from well to well and eight remote controlled units that are similarly outfitted. Through state-of-the-art instruments, the logging equipment measures traces of gases and water throughout the depth of a well bore by analyzing the drilling mud recovered from the well as drilling progresses. The mineral owners use this information to detect the presence of oil and gas deposits in underground formations, and to direct the exploration and development drilling of their properties.

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

OVERVIEW OF FINANCIAL CONDITION

At September 30, 2004, we had negative working capital of $1,266,653. Historically, we have relied for working capital upon private placements of our equity represented by our common stock, supplemented by debt financing. On March 19, 2004, our stockholders approved an amendment to our articles of incorporation to increase the number of authorized shares of common stock from 100,000,000 to 150,000,000. To achieve our objectives as planned for fiscal year 2005, we will need substantial amounts of capital that we do not now have. We expect to issue additional shares of common stock, and we may issue shares of convertible preferred stock or other securities convertible into common stock to fund our working capital requirements and to fund the acquisition of the East Dubuque plant. In addition, we are seeking a buyer to purchase our one-half interest in the assets of Sand Creek Energy, LLC. We are also engaged in negotiations for the sale of OKON. We believe that our current available cash, revenues from operations, and the potential sale of assets will not be sufficient to meet our cash operating requirements through the fiscal year ended September 30, 2005 without additional debt and equity financing. Obtaining equity financing through placements of additional securities or loans depends upon obtaining investors who are willing to invest in our equity securities or debt instruments.

Selected Business Segment Information

The revenue and operating income (loss) amounts in this report are presented in accordance with accounting principles generally accepted in the United States of America. Segment information appearing in Note 16 of the Notes to the Consolidated Financial Statements is presented in accordance with SFAS 131, Disclosures about Segments of an Enterprise and Related Information.

The following table provides revenues, operating income (loss) from operations and net loss applicable to common stockholders by each of our business segments for the years ended September 30, 2004, 2003 and 2002. More complete details about the results of operations of our business segments are set forth later in this report under the section heading “Results of Operations”.

	For the Years Ended September 30,
	2004	2003	2002
Revenues:
Alternative fuels	$984,492	$915,563	$2,709,787
Paints	2,265,567	2,161,138	1,927,854
Oil and gas field services	4,721,788	3,580,448	2,021,957
Industrial automation systems	801,270	1,819,852	2,900,737

Total revenues	$8,773,117	$8,477,001	$9,560,335

Income (loss) from operations:
Alternative fuels	$(5,401,029)	$(5,972,821)	$(4,264,609)
Paints	(95,560)	(218,967)	(191,485)
Oil and gas field services	606,842	216,548	(223,121)
Industrial automation systems	(427,235)	(317,762)	(183,345)

Total operating loss	$(5,316,982)	$(6,293,002)	$(4,862,560)

Net loss applicable to common stockholders:
Alternative fuels	$(7,087,316)	$(9,026,220)	$(4,716,028)
Paints	(109,832)	(219,085)	(190,937)
Oil and gas field services	594,758	213,900	(223,389)
Industrial automation systems	(608,303)	(504,000)	(202,259)
Dividends to preferred stockholders	—	—	(136,932)

Total net loss applicable to common stockholders	$(7,210,693)	$(9,535,405)	$(5,469,545)

Overview of Revenues Associated with Licensing the Rentech Process

During the fiscal periods discussed in this report, we realized revenues associated with licensing activities in our alternative fuels segment. These revenues included royalties earned up to March 2003 under our October 1998 license of the Rentech Process to Texaco Energy Systems, LLC, now a division of ChevronTexaco Corporation, and contract payments for technical engineering services provided to Texaco and certain other companies.

Effective March 24, 2003, our license agreement with Texaco was modified. By the change, Texaco’s exclusive rights to use the Rentech Process for conversion of coal, petroleum coke and other solid and liquid hydrocarbons became non-exclusive. Our license with Texaco remains in effect, as modified. Texaco retained non-exclusive rights to use our technology with these hydrocarbon materials as well as non-exclusive rights to use our technology with gaseous hydrocarbons. Beginning in March 2003, we are no longer receiving royalty payments of $20,000 per month under the license, and we will not be required to share any license fees and royalties we receive from others in the future with Texaco. In March 2003, we completed work for Texaco under a 1999 contract by which we performed technical services to make the Rentech Process compatible for use with Texaco’s gasification technology. In early 2003, we completed our subcontract with Texaco on its contract with the U.S. Department of Energy on developing plans for an Early Entrance Co-production Plant. This contract was focused on developing a program for the Department of Energy for an energy plant that produces both transportation fuels and electricity.

With the change to the Texaco license, we are now able to offer licenses of our Rentech Process to other energy businesses for conversion of coal, petroleum coke and other solids and liquids. We are now working with several other companies to study the feasibility of developing F-T projects using the Rentech Process. No commitments have been made to proceed with these projects, however, we have received revenues from several studies of the feasibility of these projects.

In the future, we expect to receive revenues associated with licensing the Rentech Process from the following principal sources:

•	Contract payments for design studies. These are preliminary feasibility studies for potential licensees.

•	License fees from licenses granted for use of the technology.

•	Contract payments for preliminary construction engineering services. We provide these services to licensees during construction or startup of the licensee’s plants.

•	Contract payments for supply of the synthesis gas reactors required for use with the Rentech Process. We plan to subcontract this work to fabricators.

•	Contract payments from FT Solutions LLC for supply of the catalyst required for use with the Rentech Process.

•	Royalties for production of liquid hydrocarbons produced by licensees in their plants.

•	Sales of liquid hydrocarbon products from process plants using the Rentech Process in which we may acquire an equity interest.

We anticipate that we may receive increased contract payments for design studies if interest by members of the energy industry in our technology grows. We do not expect to realize significantly increased revenues from marketing licenses of the Rentech Process until we obtain a customer and grant a license for a commercial-scale plant using the technology and work on designing the plant is underway. We are cooperating with several energy companies and related businesses to prepare and evaluate their proposals to develop new plants that would use our technology. There are no assurances that they will pursue these projects or that adequate financing will be available or that we will succeed in retrofitting and successfully operating any existing plant at a profit. Other factors affecting our success include competition by other Fischer-Tropsch technologies, availability of low-cost feedstock, and market prices for conventional fuels and hydrocarbon products with which synthetic liquid hydrocarbons produced by use of our technology will compete.

The revenues from our license fees and royalties and the contract work performed at our Fischer-Tropsch laboratory, including payments we previously received from contract work for Texaco, have not been adequate to fund our operations. We do not expect activities associated with marketing licenses of our Fischer-Tropsch technology to produce a net profit until we obtain additional contracts for feasibility studies and engineering designs for planning for a Fischer-Tropsch plant using our technology, and fees for grants of licenses. During the year ended September 30, 2004, we incurred a net loss of $7,087,316 associated with the Rentech Process in our alternative fuels segment, compared with a net loss of $9,026,220 for the year ended September 30, 2003.

Reducing our activities related to the Rentech Process would materially adversely impact our ability to commercialize the Rentech Process. We believe it is important to continue work on further improvements to the technology, improving its economic efficiency, and seeking patents to protect our proprietary rights in any advancements. Cutting back these operations might delay commercial use of the Rentech Process and could limit our ability to realize full economic benefits from its exploitation.

We believe that important events within the Fischer-Tropsch industry during 2003 and after indicate increasing interest in the energy industry and the investment community in the commercial use of Fischer-Tropsch technology. Seven major banking institutions joined in agreements to finance construction of a 33,000 barrel per day Fischer-Tropsch plant to be constructed by Sasol in Qatar at a cost of approximately $1 billion. Royal Dutch Shell announced in October 2003 that it would invest approximately $5 billion in its Fischer-Tropsch technology for construction of a 140,000-barrel per day

Fischer-Tropsch plant in Qatar. We believe that this indicates that key members of the financial community are recognizing Fischer-Tropsch projects as economically viable. Conoco Phillips Petroleum announced a proposal to construct a 130,000-barrel per day Fischer-Tropsch plant, also in Qatar. We believe that these announcements signal that the energy industry, with support from financial institutions, may be moving toward commercial use of Fischer-Tropsch technologies like ours.

Operating Expenses

Our operating expenses have historically been grouped primarily into several categories of major expenses. These are development of the Rentech Process through pilot plants and the Synhytech commercial-scale plant in Pueblo, Colorado; acquiring and funding our other business segments in efforts to achieve profitable operations; investing in advanced technologies; acquiring a 56% interest in REN Corporation; marketing our technology; other general and administrative expenses; and the costs of financing our operations.

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

We have incurred large expenses associated with our feasibility studies and consulting contracts related to our efforts to acquire the East Dubuque plant from Royster-Clark, Inc., including expenses in connection with negotiating a purchase contract and related agreements and obtaining feasibility studies and consulting services. If we succeed in acquiring the plant, we expect to have significantly larger expenses related to financing the acquisition, operation and construction work to retrofit the East Dubuque plant. If we invest with others in developing another plant that uses our Rentech Process, we expect to also incur large costs. When production is achieved from any plant, we anticipate incurring new expenses to market and sell the products. Because of the substantial capital investments we anticipate making in plants in which we may acquire an equity interest, we believe that we will incur significant depreciation and amortization expenses in the future.

Overview of the Status of Our Subsidiaries

Our business strategy includes operating our subsidiaries in the expectation of revenues and cash flow to offset some of the costs of bringing the Rentech Process to commercial use and profitable operations as soon as feasible. We have realized revenues from the stains, sealers and coatings business conducted by our wholly-owned subsidiary, OKON, Inc.; from the oil and gas field services provided by Petroleum Mud Logging, Inc., a wholly-owned subsidiary; and from the manufacture of complex microprocessor controlled industrial automation systems by REN Corporation, a 56% owned subsidiary. During the years ended September 30, 2004 and 2003, OKON, Inc. and REN Corporation experienced net losses. We are attempting to increase the revenues of OKON, Inc. and REN Corporation to achieve positive cash flows from them.

During the year ended September 30, 2004, OKON expanded its net revenues over those in the same period in fiscal 2003 through increased sales to wholesalers who distribute OKON’s products to independent retail stores, as well as to national and retail paint manufacturers. The increase in paint revenue reflects the success of our continued marketing efforts in our primary distribution markets that we have been expanding over the past year. OKON’s net loss for the year ended September 30, 2004 was $109,832, compared to a net loss of $219,085 for the year ended September 30, 2003. This loss is a function of a reduction in sales to OKON’s largest customer, which advised us it was reducing its inventory of OKON products and no longer distributing some of them on an exclusive basis.

Petroleum Mud Logging, Inc. continued to perform well during the year ended September 30, 2004, increasing its net revenues over those for the same period in fiscal 2003. PML is benefiting from our investments made over the last several fiscal years in upgrading its technology, as well as from increased demand for drilling for natural gas, and increased marketing efforts. PML’s net income for the year ended September 30, 2004 was $594,758, compared to $213,900 for the year ended September 30, 2003.

REN Corporation experienced a decline in contract orders for its automated test systems during fiscal 2004 compared to fiscal 2003. We believe this reduction is due to a decrease in industry orders resulting from a general economic downturn and a series of corporate reorganizations that have affected REN’s historical customers, and deferred placements of new orders with REN. REN’s net loss for the year ended September 30, 2004 was $473,384, compared to a net loss of $504,000 for the year ended September 30, 2003. This decreased loss is due to certain cost reductions implemented during the year. We believe the net loss also reflects a lack of new contracts required to provide sufficient revenue to cover operating costs. REN Corporation is considering alternatives to increase its revenues. These include an aggressive program to develop a more standardized test stand and to expand its contracts to service test stands it has previously sold as well as test stands manufactured by its competitors.

RESULTS OF OPERATIONS

More detailed information about our financial statements is provided in the following portions of this section. The following discussions should be read in conjunction with our consolidated financial statements included in this annual report and the notes to those statements.

The following table sets forth, for the years ended September 30, 2004, 2003 and 2002, a comparison of changes between the periods in the components of our Consolidated Statements of Operations:

	Years Ended September 30,
	2004	2003	2002
Gross Profit Percentage
Product sales	48.5%	52.0%	51.6%

Oil and gas field services	28.9%	26.7%	17.6%
Industrial automation systems	25.8%	32.4%	26.1%
Technical services	21.7%	55.0%	74.9%
Rental income	100.0%	100.0%	100.0%

Total service gross profit %	28.8%	32.9%	40.5%
Royalty income	—	100.0%	100.0%

	33.9%	38.6%	42.9%
As a Percentage of Consolidated Net Sales
Product sales	25.8%	25.5%	20.2%

Oil and gas field services	53.8%	42.2%	21.1%
Industrial automation systems	9.1%	21.5%	30.3%
Technical services	10.0%	8.3%	24.7%
Rental income	1.3%	1.3%	1.2%

Total service as a percentage of consolidated net sales	74.2%	73.3%	77.3%
Royalty income	—	1.2%	2.5%

	100.0%	100.0%	100.0%

Operating expenses
General and administrative expense	79.5%	93.4%	76.6%
Depreciation and amortization	6.2%	10.1%	9.3%
Research and development	8.8%	9.3%	7.8%

	94.5%	112.8%	93.7%

Loss from operations	(60.6)%	(74.2)%	(50.9)%

Other income (expenses)
Loss on investment	(7.4)%	(26.0)%	—
Equity in loss of investee	(2.9)%	(2.4)%	(2.6)%
Interest income	0.2%	0.3%	0.4%
Interest expense	(10.3)%	(11.8)%	(2.9)%
Loss on disposal of fixed assets	(2.9)%	—	—

	(23.3)%	(39.9)%	(5.1)%

Minority interest in subsidiary’s net (income) loss	1.8%	1.7%	0.1%

Net loss	(82.2)%	(112.5)%	(55.8)%

Dividends on preferred stock	—	—	1.4%
Loss applicable to common stock	(82.2)%	(112.5)%	(57.2)%

FISCAL YEAR 2004 COMPARED TO FISCAL YEAR 2003

Revenues

	For the Years Ended September 30,
	2004	2003
Revenues:
Product sales	$2,265,567	$2,161,138

Oil and gas field services	4,721,788	3,580,448
Industrial automation systems	801,270	1,819,852
Technical services	867,279	701,658
Rental income	117,213	113,905

Total service revenues	6,507,550	6,215,863

Royalty income	—	100,000

Total revenues	$8,773,117	$8,477,001

Revenues. We had revenues from product sales, service revenues and royalty income of $8,773,117 in fiscal 2004 and $8,477,001 in fiscal 2003, an increase of 3%.

Product Sales. Our product sales were realized from sales of water-based stains, sealers and coatings by our subsidiary OKON, Inc., through which we conduct this paint business segment. These sales produced revenues of $2,265,567 in fiscal 2004. This compares to revenues from this segment of $2,161,138 for the 2003 fiscal year, an increase of 5%. The increase in paint revenue reflects the success of our continued marketing efforts in our primary distribution markets that we have been expanding over the past year.

Service Revenues. Service revenues are provided by three of our business segments. The segments are the oil and gas field services segment, the Rentech Process technical services portion of the alternative fuels segment and the industrial automation systems segment. The Rentech Process technical services are provided through the scientists and technicians who staff our development and testing laboratory. In addition, the alternative fuels segment includes rental income from leases to others of portions of the development and testing laboratory building.

Petroleum Mud Logging, Inc. Service revenues in the amount of $4,721,788 were derived from contracts for the oil and gas field services in fiscal 2004. Our oil and gas field service revenues for fiscal year 2004 increased by $1,141,340, or 32%, from the service revenues of $3,580,448 in fiscal 2003. The increase in oil and gas field services revenue was due to an increase in demand for our mud logging services as drilling for new natural gas wells has continued to increase in our service market. This resulted in a higher percentage of our 35 mud logging vehicles being under contract in the field in fiscal 2004 as compared to fiscal 2003. We were also able to increase our billing rates for services.

REN Corporation provided service revenues in the amount of $801,270 during fiscal 2004 and $1,819,852 during fiscal 2003. These revenues were derived from contracts for the manufacture of complex microprocessor controlled industrial automation systems. We believe the $1,018,582 decrease in its revenue during fiscal 2004 occurred because REN did not obtain as many contracts as before for manufacture of systems due to curtailed capital spending in the fluid power industry, one of REN’s key markets. Recognition of revenue was decreased because fewer systems were manufactured in the current year. REN has reduced its operating costs during the last fiscal year in efforts to develop and maintain a positive cash flow. REN has received numerous requests for proposals for new work from several former and new customers for development of new test equipment, which suggests that capital equipment spending may be on the rise. Whether new contracts will be received, and the timing and amount of revenues they would generate, is uncertain. If new revenues are not developed from pending proposals, REN may not be able to continue its manufacturing operations. If REN were to discontinue its manufacturing operations, we estimate we may have to recognize impairment of our investment. We would also have estimated exit costs, termination charges and related liabilities of at least $50,000.

Our alternative fuels segment provided service revenues, including revenue earned for technical services provided to certain customers with regard to the Rentech Process. These technical services were performed at our development and testing laboratory. Our service revenues for these technical services were $867,279 during fiscal 2004 as compared to $701,658 during fiscal 2003. Compared to the prior year, our service revenues from these technical services increased by $165,621 or 24%, during fiscal 2004. During the year ended September 30, 2004, we recognized revenue of $439,253, or 51% of total technical services revenue, from our technical services agreement with Royster-Clark Nitrogen, Inc. which began in fiscal 2004. In addition, we recognized revenue of $192,720, or 22% of total technical services revenue, from our contract with the Wyoming Business Council, which began in fiscal 2004. This increase in technical services revenue was partially offset by a decrease in the work for Texaco during the year ended September 30, 2004 as our services to it under our 1999 technical services contract with Texaco ceased upon the modification in March 2003 of our license agreement with it.

Rental Income is also included in our service revenue. We leased part of our development and testing laboratory building in Denver, to a tenant. Rental income from this tenant contributed $117,213 in revenue during fiscal 2004 as compared to $113,905 during fiscal 2003. Rental income is included in our alternative fuels segment because the rental income is generated from the laboratory building that houses our development and testing laboratory, which is part of the alternative fuels segment.

Royalty income, which is generated through licensing the Rentech Process, is included in our alternative fuels segment. Royalty income consisted of royalties that we received as a result of our 1998 license of the Rentech Process to Texaco. Under the license agreement, we earned no royalties during the year ended September 30, 2004 and $100,000 during the year ended September 30, 2003. No royalties were received subsequent to February 2003, and no royalties will be received in the future under the 1998 license agreement with Texaco as a result of modification to the license agreement in March 2003.

Cost of Sales

	For the Years Ended September 30,
	2004	2003
Cost of sales:
Product costs	$1,166,816	$1,036,919

Oil and gas field services	3,356,371	2,624,377
Industrial automation systems	594,541	1,230,713
Technical services	679,408	315,645

Total service cost of sales	4,630,320	4,170,735

Total cost of sales	$5,797,136	$5,207,654

Our costs of sales include costs for our OKON products as well as for our oil and gas field services, technical services including research and development contract costs, and industrial automation services. During fiscal 2004, the combined costs of sales were $5,797,136 compared to $5,207,654 during fiscal 2003. The increase for fiscal 2004 resulted from an increase in cost of sales for the product sales, oil and gas field services segment and for the alternative fuels segment, only partially offset by a decrease in cost for the industrial automation systems segment.

Costs of sales for product sales are the cost of sales of our paint business segment for sales of stains, sealers and coatings. During fiscal 2004, our costs of sales for the paint segment increased by $129,897, or 13%, to $1,166,816, as compared to fiscal 2003. The increase in costs was due to an increase in raw materials used in the manufacturing process resulting from increased product sales. The increase in paint revenue reflects the success of our continued marketing efforts in our primary distribution markets that we have been expanding over the past year.

Costs of sales for oil and gas field services increased to $3,356,371 during fiscal 2004, up from $2,624,377 during fiscal 2003. Of the increase of $731,994, 66% was related to field labor and benefits and field living expenses, while the remainder was made up of supplies and other miscellaneous costs. The increase in costs of sales resulted from the increase in oil and gas field services revenue which occurred due to an increase in demand for our mud logging services as drilling for new natural gas wells has continued to expand in our service market.

Costs of sales for the industrial automation systems segment were $594,541 during fiscal 2004 as compared to $1,230,713 during fiscal 2003. The decrease in costs of $636,172 during fiscal 2004 was directly related to the decrease of 56% in revenues from this segment as compared to fiscal 2003. The decrease in revenue occurred because we did not obtain as many contracts as before for manufacture of systems.

Costs of sales for technical services were $679,408 during fiscal 2004, up from $315,645 during fiscal 2003, an increase of $363,763. Costs incurred under the technical services agreement with Royster-Clark Nitrogen resulted in a $369,666 increase in this item during the year ended September 30, 2004. This increase was partially reduced by a decrease in work for Texaco and other customers during the year ended September 30, 2004 as compared to the year ended September 30, 2003.

Gross Profit

	For the Years Ended September 30,
	2004	2003
Gross Profit:
Product sales	$1,098,751	$1,124,219

Oil and gas field services	1,365,417	956,071
Industrial automation systems	206,729	589,139
Technical services	187,871	386,013
Rental income	117,213	113,905

Total service gross profit	1,877,230	2,045,128

Royalty income	—	100,000

Total gross profit	$2,975,981	$3,269,347

Gross Profit. Our gross profit for fiscal 2004 was $2,975,981, as compared to $3,269,347 for fiscal 2003. The decrease of $293,366, or 9% resulted from a combination of the contributions from each of our operating segments. The gross profit contribution of our oil and gas field services segment increased by $409,346. This increase was more than offset by decreases of $25,468 for the paint segment, $382,410 for the industrial automation systems segment and $198,142 from technical services during fiscal 2004 as compared to fiscal 2003. Gross profit was further decreased by a reduction in contribution during fiscal 2004 from royalty income of $100,000.

Operating Expenses

	For the Years Ended September 30,
	2004	2003
Operating expenses:
General and administrative	$6,978,625	$7,922,541
Depreciation and amortization	541,985	853,951
Research and development	772,353	785,857

Total operating expenses	$8,292,963	$9,562,349

Operating expenses consist of general and administrative expense, depreciation and amortization and research and development. Our operating expenses have historically been grouped into several categories of major expenses. These include research and development related to the Rentech Process through operation of pilot plants and the Synhytech commercial-scale plant in Pueblo, Colorado; management time and other costs related to acquiring and funding the subsidiaries that constitute our other business segments in efforts to bring them to profitable operations; marketing our technology; other general and administrative expenses; and the costs of financing our operations.

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

We expect to experience operating costs on a much larger scale than in the past for the East Dubuque nitrogen fertilizer plant that we expect to acquire in early 2005.. We plan to make substantial capital investments to reconfigure the plant to improve its economic results and to use our Fischer-Tropsch technology for additional revenues and other benefits. If we make substantial capital investments in plants in which we may acquire an equity interest, we would incur significant depreciation and amortization expenses in the future.

General and Administrative Expenses. General and administrative expenses were $6,978,625 during fiscal 2004, down $943,916 from fiscal 2003 when these expenses were $7,922,541. Legal expenses decreased $60,672, or 16% during the year ended September 30, 2004 due to hiring of in-house legal counsel starting June 2004. Bad debt expense decreased by $499,881, or 80% during the year ended September 30, 2004 due to fully reserving against the $580,657 note receivable from related party in fiscal 2003. Commissions expenses decreased by $74,685, or 33% during the year ended September 30, 2004. This was caused by the decrease in the number of systems manufactured and sold by our industrial automation systems subsidiary. Contract salaries and consulting expenses decreased by $214,004, or 36% during the year ended September 30, 2004. This was the result of reductions in contract labor in our technical services and product sales segments. Many other general and administrative expenses experienced increases and decreases during the year ended September 30, 2004, none of which were individually significant.

Depreciation and Amortization. Depreciation and amortization expenses during fiscal 2004 and 2003 were $748,503 and $1,027,138. Of these amounts, $206,518 and $173,187 were included in costs of sales. Amortization of capitalized software costs decreased by $283,930 during the year ended September 30, 2004 as compared to the year ended September 30, 2003. This was due to a write-off of capital and software costs in September 2003. This decrease was partially offset by an increase in depreciation expense attributable to new vehicles and logging equipment acquired in our oil and gas field services segment during the year ended September 30, 2004.

Research and Development. Research and development expenses were $772,353 during fiscal 2004. These expenses consisted of $749,230 for our alternative fuels segment, $17,187 for our paint segment and $5,936 for our industrial automation segment. This expense decreased by $13,504 from fiscal 2003, when these expenses were $785,857. The expense for 2003 included $747,081 for our alternative fuels segment, $23,517 for our paint segment and $15,259 for our industrial automation systems segment. Due to an increase in billable technical services work performed at the development and testing laboratory for customers, including time spent working on feasibility studies for others, we reduced our own research and development work on the Rentech Process. We performed extensive work in the areas of product upgrading and wax catalyst filtration, and completed our plan for further catalyst development.

Total Operating Expenses. Total operating expenses during fiscal 2004 were $8,292,963, as compared to $9,562,349 during fiscal 2003, a decrease of $1,269,386. The decrease is a result of a reduction in general and administrative expenses of $943,916, a decrease in depreciation and amortization charges included in operating expenses of $311,966, and a decrease in research and development expenses of $13,504.

Loss From Operations

	For the Years Ended September 30,
	2004	2003
Loss from operations	$(5,316,982)	$(6,293,002)

Loss from operations during fiscal 2004 decreased by $976,020 to a loss of $5,316,982. This compares to a loss of $6,293,002 during fiscal 2003. The decreased loss resulted from a decrease in total operating expenses of $1,269,386 during fiscal 2004 in addition to a decrease in gross profit of $293,366.

Other Income (Expense)

	For the Years Ended September 30,
	2004	2003
Other income (expense):
Loss on investments	$(646,367)	$(2,201,682)
Equity in loss of investee	(252,415)	(205,890)
Interest income	14,842	23,338
Interest expense	(911,647)	(999,492)
Loss on disposal of fixed assets	(252,393)	(1,118)

Total other income (expense)	$(2,047,980)	$(3,384,844)

Other Income (Expenses). Other income (expenses) includes impairment of investments, equity in loss of investee, interest income, interest expense and gain on disposal of fixed assets.

Loss on Investments. During fiscal year 2004, we recognized $646,367 as loss on investments, compared to $2,201,682 in fiscal 2003. The majority of the decrease in loss on investments related to our 2.28% ownership in the common stock of Global Solar Energy, Inc. and our 5.76% ownership in the common stock of Infinite Power Solutions, Inc. During the fourth quarter of fiscal 2003, we exchanged our 10% ownership in INICA for a 2.28% ownership in the common stock of Global Solar Energy, Inc. and a 5.76% ownership in the common stock of Infinite Power Solutions, Inc. We assessed the value of our minority ownership interests in Global Solar Energy and Infinite Power Solutions based upon currently available information. As a result of that assessment, we recorded an impairment of investment of $1,879,107. During the fourth quarter of fiscal 2004, we assessed the value of our minority ownership interests in Global Solar Energy and Infinite Power Solutions based upon currently available information. As a result of that assessment, we recorded an impairment of investment of $588,500 in fiscal year 2004. In fiscal year 2003 we recorded an impairment of 1,879,107 on this same investment. At September 30, 2004, our investment in the two advanced technology companies is recorded at the estimated net realizable value of $611,500. The assessment that we performed is based upon estimates. The actual value that we realize from these investments may be more or less than $611,500. We will recognize gains on these investments, if any, when realized.

Equity in Loss of Investee. During fiscal 2004, we recognized $252,415 in equity in loss of investee, as compared to $205,890 during fiscal 2003. In fiscal 2004, $181,890 represents our 50% share of the loss incurred by our joint venture in Sand Creek Energy LLC. The LLC is maintaining the mothballed Sand Creek methanol plant and offering it for sale. The decrease during fiscal 2004 is due to a decrease in insurance and other maintenance costs of the facility. In fiscal 2004, we recognized $70,525 in equity in loss of investee from our 50% share of the loss in our joint venture FT Solutions, LLC, which formed in the fourth quarter of fiscal 2004. This loss represents our share of research and development expenses incurred in the fourth quarter of fiscal year 2004.

Interest Income. Interest income during fiscal 2004 was $14,842, decreased from $23,338 during fiscal 2003. The decreased interest income was due to having fewer funds invested in interest-bearing cash accounts.

Interest Expense. Interest expense during fiscal 2004 was $911,647, decreased from $999,492 during fiscal 2003. The net decrease of $87,845 represents a reduction of $157,179 from the recognition of non-cash interest expenses related to convertible promissory notes issued in order to obtain working capital. That was partially offset by increases related to financing of annual insurance premiums, interest on lines of credit and vehicles acquired.

Gain (Loss) on Disposal of Fixed Assets. During fiscal 2004 we had a loss on disposal of fixed assets of $252,393 as compared to a loss on disposal of fixed assets during fiscal 2003 of $1,118. $224,826, or 89% of the disposals in fiscal 2004 related to the impairment of the Case machine owned by REN Corporation. We impaired the value of the Case machine, as management concluded that REN did not have the resources to proceed with its plan to provide testing services to customers using the machine. The remaining value of the Case machine was reclassed to component inventory during the fourth quarter of fiscal 2004. The remaining disposals represent the disposal of out-dated office furniture and equipment, computer equipment and vehicles.

Total Other Expenses. Total other expenses decreased to $2,047,980 during fiscal 2004 from total other expenses of $3,384,844 during fiscal 2003. The decrease of $1,336,864 resulted from a $646,367 impairment of investments during fiscal 2004, as compared to $2,201,682 during fiscal 2003; an increase in equity in loss of investee of $46,525; a decrease in interest income of $8,496; a decrease in interest expense of $87,845; and an increase in loss on disposal of fixed assets of $251,275.

Minority Interest in Subsidiary’s Net Loss

	For the Years Ended September 30,
	2004	2003
Minority interest in subsidiary’s net (income)/loss	$154,269	$142,441

Minority Interest in Subsidiary’s Net Loss. The minority interest in subsidiary’s net loss of $154,269 during fiscal 2004, as compared to $142,441 during fiscal 2003, resulted from the acquisition of 56% of REN Corporation on August 1, 2001. REN Corporation has incurred net losses in operations since the acquisition of our interest. As of September 30, 2004, we had a minority interest excess loss of $134,919. It was charged against the majority interest in the Consolidated Statement of Operations, reducing the total minority interest expenses from $289,188 to $154,269.

Net Loss Applicable to Common Stockholders

	For the Years Ended September 30,
	2004	2003
Net loss applicable to common stockholders	$(7,210,693)	$(9,535,405)

Net Loss Applicable to Common Stock. The loss applicable to common stock was $7,210,693 or $0.08 per share during fiscal 2004 and $9,535,405 or $0.13 per share during fiscal 2003. The decrease of $2,324,712 resulted from a decrease in loss from operations of $976,020, a decrease in total other expenses of $1,336,864, and an increase in minority interest in subsidiary’s net loss of $11,828.

FISCAL YEAR 2003 COMPARED TO FISCAL YEAR 2002

Revenues

	For the Years Ended September 30,
	2003	2002
Revenues:
Product sales	$2,161,138	$1,927,854

Oil and gas field services	3,580,448	2,021,957
Industrial automation systems	1,819,852	2,900,737
Technical services	701,658	2,354,550
Rental income	113,905	115,237

Total service revenues	6,215,863	7,392,481

Royalty income	100,000	240,000

Total revenues	$8,477,001	$9,560,335

Revenues. We had revenues from product sales, service revenues and royalty income of $8,477,001 in fiscal 2003 and $9,560,335 in fiscal 2002, a decrease of 11%.

Product Sales. Our product sales were realized from sales of water-based stains, sealers and coatings by our subsidiary OKON, Inc., through which we conduct this paint business segment. These sales produced revenues of $2,161,138 in fiscal 2003, an increase of 12% compared to revenues from this segment of $1,927,854 for the 2002 fiscal year. Of the increase in paint revenue, 43% reflects a turn-around from the construction slow-down in our primary distribution markets as existing customers began to increase inventory stocking levels. Another 57% resulted from the addition of significant new customers for distribution of our products.

Service Revenues. Service revenues are provided by three of our business segments. The segments are the oil and gas field services segment, the Rentech Process technical services portion of the alternative fuels segment and the industrial automation systems segment. The Rentech Process technical services are provided through the scientists and technicians who staff our development and testing laboratory. In addition, the alternative fuels segment includes rental income from a lease of a portion of the development and testing laboratory building to a tenant.

Service revenues in the amount of $3,580,448 were derived from contracts for the oil and gas field services provided by our subsidiary Petroleum Mud Logging, Inc. in fiscal 2003. Our oil and gas field service revenues for fiscal year 2003 increased by $1,558,491, or 77%, from the service revenues of $2,021,957 in fiscal 2002. The increase in oil and gas field services revenue was due to an increase in demand for our mud logging services as drilling for new natural gas wells continued to increase in our service market. This resulted from a higher percentage of our 35 mud logging vehicles being under contract in the field in fiscal 2003 as compared to fiscal 2002. We were also able to increase our billing rates for services.

Service revenues in the amount of $1,819,852 during fiscal 2003 and $2,900,737 during fiscal 2002 were derived from contracts for the manufacture of complex microprocessor controlled industrial automation systems by our 56% owned subsidiary, REN Corporation. The $1,080,885 decrease in industrial automation systems revenue during fiscal 2003 was due to the timing of recognition of revenue based upon the percentage of completion method of accounting. Recognition of revenue was decreased because fewer systems were manufactured in the current year. Of the decrease, 72% is attributable to reduced revenue from Caterpillar as the majority of the cost-intensive work on the Caterpillar contracts was completed during fiscal 2002. The remaining 28% is related to a decrease in revenue from all other customers.

Service revenues also include revenue earned for technical services provided to certain customers with regard to the Rentech Process. These technical services were performed at our development and testing laboratory. Our service revenues for these technical services were $701,658 during fiscal 2003 as compared to $2,354,550 during fiscal 2002. These revenues included $589,705 from Texaco and $111,953 from other customers during fiscal 2003, and $1,436,636 from Texaco and $917,914 from other customers during fiscal 2002. Compared to the prior year, our service revenues from these technical services decreased by $1,652,892 or 70%, during fiscal 2003. Of this decrease, $846,931 or 51% was a decrease in revenues from Texaco while 805,961 or 49% was a decrease in revenues from other technical services customers. The work for Texaco decreased during fiscal 2003 as our services to it under our 1999 technical services contract ceased upon the modification in March 2003 of our license agreement with Texaco. The change provides Texaco a non-exclusive license, rather than an exclusive license to use our technology, with liquid and solid materials, as well as with natural gas. In March 2003 we completed our subcontract with Texaco on its contract with the U.S. Department of Energy on developing plans for an Early Entrance Co-production plant. This contract was focused on developing a program for the U.S. Department of Energy for an energy plant that produces both transportation fuels and electricity. The decrease during fiscal 2003 related to other technical services customers was primarily due to the recognition of $800,000 in revenue during fiscal 2002 upon the completion of the study for the Wyoming Business Council. No such revenue was recognized during fiscal 2003.

Service revenues also included rental income. We leased part of our development and testing laboratory building in Denver, which was acquired in February 1999, to a tenant. Rental income from this tenant contributed $113,905 in revenue during fiscal 2003 as compared to $115,237 during fiscal 2002. Rental income is included in our alternative fuels segment because the rental income is generated from the laboratory building that houses our development and testing laboratory, which is part of the alternative fuels segment.

Royalty Income. Royalty income consisted of royalties that we received as a result of our October 1998 license of the Rentech Process to Texaco. Under the license agreement, we earned $100,000 in royalties during fiscal 2003 and $240,000 during fiscal 2002. No royalties were received subsequent to February 2003, and no royalties will be received in the future under the October 1998 license agreement as a result of modifications of the license agreement in March 2003. By those changes, Texaco’s exclusive license to use our technology with liquid and solid feedstocks became non-exclusive. Royalty income, which is generated through licensing the Rentech Process, is included in our alternative fuels segment.

Cost of Sales

	For the Years Ended September 30,
	2003	2002
Cost of sales:
Product costs	$1,036,919	$932,677

Oil and gas field services	2,624,377	1,665,895
Industrial automation systems	1,230,713	2,143,782
Technical services	315,645	591,889

Total service cost of sales	4,170,735	4,401,566

Research and development contract costs	—	128,000

Total cost of sales	$5,207,654	$5,462,243

Costs of Sales. Our costs of sales include costs for our OKON products as well as for our oil and gas field services, technical services including research and development contract costs, and industrial automation services. During fiscal 2003, the combined costs of sales were $5,207,654 compared to $5,462,243 during fiscal 2002. The decrease for fiscal 2003 resulted from a decrease in costs of sales for the alternative fuels segment and the industrial automation systems segment, partially offset by an increase in costs for product sales and for the oil and gas field services segment.

Costs of sales for product sales are the cost of sales of our paint business segment for sales of stains, sealers and coatings. During fiscal 2003, our costs of sales for the paint segment increased to $1,036,919, an increase of $104,242, or 11%, as compared to fiscal 2002. The increase in costs was due to our purchase of more raw materials used in the manufacturing process resulting from increased product sales during fiscal 2003 as compared to fiscal 2002. The increase in product sales during fiscal 2003 reflected a turn-around from the construction slow-down in our primary distribution markets as existing customers began to increase inventory stocking levels and we added significant new customers for distribution of our products.

Costs of sales for oil and gas field services increased to $2,624,377 during fiscal 2003, up from $1,665,895 during fiscal 2002. Of the increase of $958,482, 84% was related to field labor and benefits and field living expenses, while the remainder was made up of supplies and other such miscellaneous costs. The increase in costs of sales resulted from the additional contract work we performed to meet the increased demand for our mud logging services as drilling for new natural gas wells has continued to increase in our service market.

Costs of sales for the industrial automation systems segment were $1,230,713 during fiscal 2003 as compared to $2,143,782 during fiscal 2002. The decrease of $913,069 during fiscal 2003 was directly related to the decrease of 37% in revenues from this segment as compared to fiscal 2002. The decrease in revenue was due to the timing of recognition of revenue based upon the percentage of completion method of accounting and because fewer systems were manufactured in the current year.

Costs of sales for technical services were $315,645 during fiscal 2003, down from $591,889 during fiscal 2002. The decrease of $276,244 resulted from a reduction in the cost of labor and supplies at our research and development laboratory. This was the result of a decrease in work for Texaco and other customers during fiscal 2003 as compared to fiscal 2002. These revenues decreased due to delays in obtaining contracts under discussion for technical services work by us.

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

Gross Profit

	For the Years Ended September 30,
	2003	2002
Gross Profit:
Product sales	$1,124,219	$995,177

Oil and gas field services	956,071	356,062
Industrial automation systems	589,139	756,955
Technical services	386,013	1,762,661
Rental income	113,905	115,237

Total service gross profit	2,045,128	2,990,915

Research and development	—	(128,000)
Royalty income	100,000	240,000

Total gross profit	$3,269,347	$4,098,092

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

Operating Expenses

	For the Years Ended September 30,
	2003	2002
Operating expenses:
General and administrative	$7,922,541	$7,327,898
Depreciation and amortization	853,951	889,831
Research and development	785,857	742,923

Total operating expenses	$9,562,349	$8,960,652

Operating Expenses. Operating expenses consist of general and administrative expense, depreciation and amortization and research and development.

General and Administrative Expenses. General and administrative expenses were $7,922,541 during fiscal 2003, up $594,643 from fiscal 2002 when these expenses were $7,327,898. Salaries and benefits allocated to general and administrative expenses rather than to costs of sales increased by $154,621 or 20%. This was due to a reduction in technical services work provided to third parties at our research and development laboratory. General and administrative expenses further increased during fiscal 2003 due to a $418,354 or 202% increase in bad debt expenses. This primarily resulted from the reserve recorded against the note receivable from the original REN shareholders, offset by the write-off of the Dresser notes receivable in fiscal 2002. Public relations and promotions expenses decreased by $190,282 or 27% during fiscal 2003 due to reductions in marketing expenses during fiscal 2003. Commissions expenses decreased by $90,619 or 28% during fiscal 2003 primarily related to the decrease in the number of systems manufactured and sold by our industrial automation systems subsidiary. Many other general and administrative expenses experienced increases and decreases during fiscal 2003, none of which were individually significant.

Depreciation and Amortization. Depreciation and amortization expenses during fiscal 2003 and 2002 were $1,027,138 and $1,229,972. Of these amounts, $173,187 and $340,141 in those years were included in costs of sales. Of the decrease of $202,834, 68% was related to the amortization of our production backlog, which became fully amortized during fiscal 2002. The remainder of the decreases resulted from certain fixed assets becoming fully depreciated during fiscal 2003.

Research and Development. Research and development expenses were $785,857 during fiscal 2003. This included $747,081 for our alternative fuels segment, $23,517 for our paint segment and $15,259 for our industrial automation systems segment. This expense increased by $42,934 from fiscal 2002, when these expenses were $742,923. The expense for 2002 included $701,201 for our alternative fuels segment, $29,542 for our paint segment and $12,180 for our industrial automation systems segment. Due to a decrease in billable technical services work performed at the development and testing laboratory for customers, we were able to conduct additional research and development work on the Rentech Process for our own purposes. Extensive work was completed in the areas of product upgrading and wax catalyst filtration as well as the completion of further catalyst development.

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

Loss From Operations

	For the Years Ended September 30,
	2003	2002
Loss from operations	$(6,293,002)	$(4,862,560)

Loss From Operations. Loss from operations during fiscal 2003 increased by $1,430,442 to a loss of $6,293,002, as compared to a loss of $4,862,560 during fiscal 2002. The increased loss compared to the prior year resulted from an increase in total operating expenses of $601,697 during fiscal 2003 in addition to a decrease in gross profit of $828,745.

Other Income (Expense)

	For the Years Ended September 30,
	2003	2002
Other income (expense):
Loss on investments	$(2,201,682)	$—
Equity in loss of investee	(205,890)	(252,013)
Interest income	23,338	36,468
Interest expense	(999,492)	(267,618)
Gain/(Loss) on disposal of fixed assets	(1,118)	189

Total other income (expense)	$(3,384,844)	$(482,974)

Other Income (Expenses). Other income (expenses) includes impairment of investments, equity in loss of investee, interest income, interest expense and gain on disposal of fixed assets.

Loss on Investments. During fiscal 2003 we reviewed our capitalized software. We concluded that our Greenfield plant cost estimation software had been superseded by new tools developed by our engineers. As a result, we ceased amortization of the software and wrote off the remaining balance of $47,322. As of September 30, 2003, we updated our impairment test and determined that the goodwill recorded in connection with the acquisition of REN was impaired. REN’s customer backlog as of September was not sufficient to support the realization of goodwill. As a result, we wrote-off the $275,253 balance of goodwill related to REN. During the fourth quarter of fiscal 2003, we exchanged our 10% ownership in INICA for a 2.28% ownership in the common stock of Global Solar Energy, Inc. and a 5.76% ownership in the common stock of Infinite Power Solutions, Inc. We assessed the value of our minority ownership interests in Global Solar Energy and Infinite Power Solutions based upon currently available information. As a result of that assessment, we recorded an impairment of investment of $1,879,107, and our investment in the two advanced technology companies is recorded at the estimated net realizable value of $1,200,000. The assessment that we performed is based upon estimates. The actual value that we realize from these investments may be more or less than $1,200,000. We will recognize gains on these investments, if any, when realized.

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

Minority Interest in Subsidiary’s Net Loss

	For the Years Ended September 30,
	2003	2002
Minority interest in subsidiary’s net (income)/loss	$142,441	$12,921

Minority Interest in Subsidiary’s Net Loss. The minority interest in subsidiary’s net loss of $142,441 during fiscal 2003, as compared to $12,921 during fiscal 2002, resulted from the acquisition of 56% of REN Corporation on August 1, 2001. REN Corporation has not recorded a net profit since we acquired our interest in it.

Net Loss

	For the Years Ended September 30,
	2003	2002
Net loss	$(9,535,405)	$(5,332,613)

Net Loss. For the year ended September 30, 2003, we experienced a net loss of $9,535,405 compared to a net loss of $5,332,613 during the year ended September 30, 2002. The increase of $4,202,792 resulted from an increase in loss from operations of $1,430,442, an increase in total other expenses of $2,901,870, and an increase in minority interest in subsidiary’s net loss of $129,520.

Dividend Requirements on Convertible Preferred Stock

	For the Years Ended September 30,
	2003	2002
Dividend Requirements on Convertible Preferred Stock	$—	$136,932

Dividend Requirements on Convertible Preferred Stock. Dividend requirements on convertible preferred stock is the imputed amount calculated when there is a discount from fair market value when we issue our convertible preferred stock, plus the 9% dividend that accrued on our convertible preferred stock. The dividends were deducted from net loss in order to arrive at loss applicable to common stock. During fiscal 2003, we did not issue convertible preferred stock and no dividends were recorded. During fiscal 2002, we issued convertible preferred stock and recorded dividends of $136,932 as a result.

Net Loss Applicable to Common Stockholders

	For the Years Ended September 30,
	2003	2002
Net loss applicable to common stockholders	$(9,535,405)	$(5,469,545)

Loss Applicable to Common Stock. As a result of recording no dividends on convertible preferred stock during fiscal 2003 and recording dividends of $136,932 during fiscal 2002, the loss applicable to common stock was $9,535,405 or $0.13 per share during fiscal 2003 and $5,469,545 or $0.08 per share during fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2004, we had negative working capital of $1,266,653, as compared to negative working capital of $1,571,738 at September 30, 2003. The decrease in negative working capital was primarily due to a reduction in convertible notes we had issued that fully converted into shares of our common stock during fiscal 2004.

From our inception on December 18, 1981 through September 30, 2004, we have incurred losses in the amount of $47,649,739. For the year ended September 30, 2004, we recognized a $7,210,693 net loss. If we do not operate at a profit in the future, we may be unable to continue operations at the present level. As of September 30, 2004, we had a cash balance of $255,417. We have been successful in the past in obtaining debt and equity financing. For the years ended September 30, 2004, 2003 and 2002, we received net cash proceeds from the issuance of common stock of $4,706,951, $1,577,100 and $1,456,724. For the years ended September 30, 2004, 2003 and 2002, we received cash proceeds from long-term debt and long-term convertible debt to stockholders of $565,000, $2,505,000 and $2,250,000. For the years ended September 30, 2004, 2003 and 2002, we received cash proceeds from the issuance of convertible preferred stock of $0, $0 and $500,000.

As of September 30, 2004, we had $2,241,142 in current assets, including accounts receivable of $1,172,140. At that time, our current liabilities were $3,507,795. We had long-term liabilities of $2,833,629. Most of our long-term liabilities relate to our long-term convertible debt as well as the mortgage on our development and testing laboratory.

Our principal needs for liquidity in the past have been to fund working capital, pay for research and development of the Rentech Process, pay the costs of acquiring and funding our paint, oil and gas field services and industrial automation segments, and to invest in advanced technology companies.

To obtain capital for working funds, we have previously sold shares of our common stock in private placements to accredited investors at a discount from the market price. We have also previously sold our stock purchase warrants and our convertible promissory notes bearing interest in private placements. The warrants and notes have been convertible into shares of our common stock at a discount. Some of them remain outstanding. On March 19, 2004, our shareholders approved an amendment to our articles of incorporation to increase the number of authorized shares of common stock from 100,000,000 to 150,000,000. In achieving our objectives as planned for fiscal year 2005, we will need to issue additional shares of common stock and may issue shares of convertible preferred stock or other convertible securities in private placements to fund working capital requirements, and to complete the planned acquisition of the East Dubuque plant. We also expect to require significant new debt financing in connection with acquisition of the East Dubuque plant and our planned conversion of the plan to use coal feedstock and to add our Rentech Process. If we are unable to sell shares of our common stock, we would have to curtail our expenditures by reducing our operations, which resulted in a net loss of $7,210,693 in fiscal year 2004, in efforts to reduce our operating costs to a level covered by our revenues. Reducing our activities related to the Rentech Process would materially adversely impact our ability to commercialize the Rentech Process.

We are also seeking to raise capital by the sale of certain assets. We are offering to sell our one-half interest in the Sand Creek plant together with the owner of the other one-half interest. The plant has been for sale for approximately two years. We may also sell one or more of our three operating subsidiaries to raise capital and to focus on our core business of Fischer-Tropsch technology. If less than all of these assets were to be sold for cash, the total net proceeds would not cover our annual loss from operations.

The primary source of our liquidity has been equity capital contributions and debt financing. We added an additional source of liquidity in March 1997 through the purchase of OKON, Inc., which conducts our paint business segment. We have received royalties from granting Texaco Energy Systems LLC (Texaco), now a division of ChevronTexaco Corporation, a license for use of the Rentech Process in October 1998. We also received service revenues from Texaco for technical services relating to the Rentech Process, from April 1999 to March 2003. This work was undertaken to integrate the Texaco gasification technology with our Rentech Process. We added another source of liquidity with the purchase in June 1999 of the assets that we operate through Petroleum Mud Logging, Inc. as our oil and gas field services segment. We added another source of liquidity with the purchase in August 2001 of 56% of REN Corporation, which manufactures complex microprocessor controlled industrial automation systems. Our 50 percent interest in the assets of the mothballed Sand Creek methanol plant is available for sale. We are also discussing the sale of OKON, Inc. with a potential purchaser.

We have contracted to purchase all the outstanding stock of Royster-Clark Nitrogen, Inc. in order to acquire its ammonia nitrogen fertilizer plant located in East Dubuque, Illinois. The purchase price is $50 million plus up to $13 million for the net working capital associated with the plant. The purchase price is due at the closing of the purchase, which we expect to occur in early 2005.

We are seeking financing for the purchase of the East Dubuque plant. We anticipate that we may be able to obtain senior secured debt collateralized by the assets associated with the plant. We are seeking other financing arrangements, including equity financing, for the remainder of the purchase price. We have recently issued short-term promissory notes and warrants to purchase our common stock to finance some of the costs we have incurred in connection with the acquisition of the East Dubuque plant. We plan to repay these recent loans from proceeds of debt and equity financing we expect to obtain in connection with the acquisition of the plant. If we are unable to obtain the necessary financing, we will not be able to complete the acquisition and will be required to repay recent loans from other sources of cash, including proceeds from the potential sale of assets.

Upon acquisition of the East Dubuque plant, we intend to continue to operate the plant for the production of nitrogen fertilizer. Based on its past operating history, the current costs of the natural gas used as feedstock, and the current market prices for the fertilizer products, we expect the plant to operate at a profit while natural gas is used as the feedstock.

Conversion of the East Dubuque fertilizer plant as we plan depends upon additional financing that we may not be able to obtain.

After acquiring the plant, we plan to contract for engineering studies to prepare for converting the East Dubuque plant to use less costly coal as the feedstock, and also to add a Fischer-Tropsch plant to use our Rentech Process.

Our needs for capital to accomplish the conversion of the plant are very high, especially in relation to our previous financing capability, financial results, sources of revenues and total assets. If we do not obtain the financing necessary for reconfiguring the plant, we will not realize the significant increases in revenues and cash flows that we anticipate. We would then expect to continue operating the plant substantially as it is now operated with natural gas as the feedstock. The operating profits of the plant, using natural gas, would be significantly less than the operating profits we expect if we are able to convert it to use coal and are also able to add our Rentech Process.

We expect the construction work for converting the East Dubuque plant to take approximately three and a half years of time, and to cost approximately $400 million. We anticipate financing these costs through a combination of project financing from one or more banks or other lenders, or sales of ownership interests in the plant, or other financing arrangements. These may include the sale of one or more of our subsidiaries. We may seek limited amounts of economic development funding through development bonds or grants issued by the state of Illinois. The state funding would probably be restricted to engineering studies and development work associated with the project.

We are not currently receiving any royalties or license fees from licensees of our Rentech Process. With a change to the Texaco license made in March 2003, we are now able to offer licenses of our Rentech Process to other energy businesses for conversion of coal, petroleum coke and other solids and liquids. We are now working with several other companies to study the feasibility of developing Fischer-Tropsch projects using the Rentech Process. No commitments have been made to proceed with these projects, and we have received no revenues from them.

We anticipate needs for substantial amounts of new capital for projects, operating expenses, efforts to commercialize the Rentech Process, to purchase property and equipment, and to continue significant research and development programs for the GTL projects we are considering. We expect to undertake these types of expenditures in efforts to commercialize the technology in one or more additional plants in which we may acquire full or part ownership. Even if we succeed in obtaining construction loans secured by such projects, we expect to need significant amounts of capital as our required share of the total investment in these projects.

Our agreements related to FT Solutions LLC require us to contribute one-half of the cost of constructing a demonstration plant. FT Solutions has initiated the design and construction of the plant. We estimate that our share of the cost of the plant will be approximately $2.5 million. We expect to be able to pay our contribution in installments as the work progresses, starting in January 2005. Our present schedule calls for the plant to be ready for initial startup operations in September 2005.

We may issue common stock or other securities in the future to fund working capital requirements. In addition, we are attempting to sell all or some of the assets of Sand Creek Energy, LLC, a company in which we have a 50% interest. We are currently funding 50% of the expense of maintaining this facility at a cost of approximately $15,000 per month. We may sell one or more of our operating subsidiaries. We are currently negotiating the sale of OKON, Inc. to a third party. We believe that without additional financing or revenues from operations, our current available cash, revenues from operations, and the potential sale of assets will not meet our cash operating requirements through September 30, 2005.

If we are unable to obtain financing, we will not be able to continue our operations at the current level.

Revenues associated with licensing the Rentech Process and from our subsidiaries, including the net proceeds of potential sales of our interests in Sand Creek Energy LLC or one or more of our operating subsidiaries, will not be adequate to fund our present level of operations and the expenses we are incurring to pursue our proposed acquisition of Royster-Clark Nitrogen, Inc. through September 30, 2005. We need additional financing or substantially increased revenues to maintain all of our operations and to accomplish our plans for the East Dubuque fertilizer plant.

Without the proceeds of additional financing, our plan to generate new revenues from use of the technology would be hindered and delayed.

Without capital to provide for our proposed acquisition of Royster-Clark Nitrogen, Inc. and for the initial studies that we typically conduct at our expense to encourage Fischer-Tropsch projects, we would not realize revenues from the East Dubuque plant and the likelihood of development of a project by a proposed licensee would be decreased. This situation would delay commercialization of our technology. Our plan to realize new revenues from license fees, engineering services, royalties and catalyst sales would be delayed.

Direct payments from Texaco amounted to 8% of our total revenues in fiscal 2003 and 18% in fiscal 2002. This source of revenue ended in fiscal 2003. If we do not obtain a significant amount of work from others for our laboratory in the near future, we may be compelled to greatly reduce or close our testing and development laboratory and sharply reduce our scientific and technical staff, among other reductions in operating expenditures.

Net Deferred Tax Asset. We had net deferred tax assets offset by a full valuation allowance at September 30, 2004 and 2003. We are not able to determine if it is more likely than not that the net deferred tax assets will be realized. See Note 15 to the Consolidated Financial Statements.

ANALYSIS OF CASH FLOW

The following table summarizes our Consolidated Statements of Cash Flows:

	For the Years Ended September 30,
	2004	2003
Net Cash (Used in) Provided by:
Operating activities	$(4,612,630)	$(3,694,392)
Investing activities	(351,996)	62,050
Financing activities	4,904,280	2,915,185

Cash Flows From Operating Activities

Net Loss. Operating activities produced net losses of $7,210,693 during fiscal 2004, as compared to $9,535,405 during fiscal 2003. The cash flows used in operations during these periods resulted from the following operating activities.

Depreciation. Depreciation is a non-cash expense. This expense increased during fiscal 2004 by $5,293, as compared to fiscal 2003. The increase was attributable to new vehicles and logging units in our oil and gas field services segment during fiscal 2004.

Amortization. Amortization is also a non-cash expense. This expense decreased during fiscal 2004 by $283,930, as compared to fiscal 2003. The decrease is attributable to the amortization of capitalized software, which was written off during fiscal 2003.

Accrued Interest Expense. During fiscal 2004, we accrued interest expense of $43,655 on certain convertible notes payable.

Salaries Expense Paid Through Debt. During fiscal 2004, we issued unsecured convertible promissory notes totaling $357,878 in lieu of cash to certain officers of the Company in payment of their salaries.

Impairment of Investments. During fiscal 2004, we wrote down our investment in advanced technology companies by $588,500. In addition, we wrote-off a non-compete agreement of $57,867 related to the acquisition of REN Corporation.

Bad Debt Expense. During fiscal 2004, we reserved $125,755 against a receivable from a customer. During fiscal 2003, we reserved against the $580,657 note receivable from related party as we determined that the 44% shareholders of REN Corporation do not have the ability to repay the note.

Loss on Disposal of Fixed Assets. During fiscal 2004, we recorded a loss on the disposal of fixed assets of $252,393. $224,826, or 89%, of the disposals in fiscal 2004 related to the impairment of the Case machine at REN Corporation, which was reclassed to component inventory during the fourth quarter of fiscal 2004. The remaining disposals represent the disposal of out-dated office furniture and equipment, computer equipment and vehicles.

Equity in Loss of Investee. We recognized equity in loss of investee in the amount of $252,415 during fiscal 2004. $181,890 represents our 50% share of the loss incurred by our joint venture in Sand Creek Energy LLC. The LLC is holding and maintaining the mothballed Sand Creek methanol plant. The decrease during fiscal 2004 is due to a decrease in insurance and other maintenance costs of the facility. In fiscal 2004, we recognized $70,525 in equity in loss of investee from our 50% share of the loss in our joint venture FT Solutions, LLC, which was formed in the fourth quarter of fiscal 2004.

Minority Interest in Net Loss of Subsidiary. The minority interest in net loss of subsidiary of $154,269 during fiscal 2004 results from the acquisition of 56% of REN Corporation.

Common Stock Issued for Services. During fiscal 2004, we issued $73,466 in common stock in lieu of cash to the outside directors of the Company for their services.

Changes in Operating Assets and Liabilities. The changes in operating assets and liabilities, net of business combination, result from the following factors.

Accounts Receivable. Accounts receivable increased by $154,082 during fiscal 2004, as compared to fiscal 2003. The increase in accounts receivable was due to an increase in sales by the paint segment of 5% and an increase of revenue from the oil and gas field services segment of 32%.

Costs and Estimated Earnings in Excess of Billings. Costs and estimated earnings in excess of billings decreased $305,060 during fiscal 2004 as a result of contracts within the industrial automation systems and technical services segments which are accounted for under the percentage of completion method of accounting.

Other Receivables and Receivable from Related Party. Other receivables and receivable from related party increased during fiscal 2004 by $43,147 due to timing of payments on an other receivable.

Inventories. Inventories decreased by $129,890 during fiscal 2004. The decrease is a result of inventory-building at OKON during fiscal 2003 due to an expected increase in paint sales in our primary distribution markets that was reduced in fiscal 2004 to increase cash flow.

Prepaid Expenses and Other Current Assets. Prepaid expenses and other current assets decreased during fiscal 2004 by $389,912. The decrease reflects the timing of payment on certain annual insurance premiums, net of the amortization of such premiums.

Accounts Payable. Accounts payable decreased by $260,259 during fiscal 2004. This decrease resulted from the timing of receiving and paying trade payables.

Billings in Excess of Costs and Estimated Earnings. Billings in excess of costs and estimated earnings increased $108,780 during fiscal 2004 as a result of contracts within the industrial automation systems and technical services segments which are accounted for under the percentage of completion method of accounting.

Accrued Liabilities, Accrued Payroll and Other. Accrued liabilities, accrued payroll and other decreased $414,599 during fiscal 2004 as a result of the timing of payment of certain payroll related accruals.

Net Cash Used in Operating Activities. The total net cash used in operations increased to $4,612,630 during fiscal 2004, as compared to $3,694,392 during fiscal 2003. The increase reflects increased cash costs for operating expenses.

Cash Flows From Investing Activities

Purchase of Property and Equipment. During fiscal 2004, we purchased $286,001 of property and equipment, which included $183,988 paid in cash and $102,014 purchased with a note payable. Of the property and equipment purchased with cash, 79% was attributable to computer equipment and logging equipment purchased for our oil and gas field services segment, while the remaining 21% was attributable to office furniture and equipment.

Proceeds from Disposal of Fixed Assets. We received proceeds from the disposal of fixed assets during fiscal 2004 of $5,600.

Cash Used in Purchase of Investments. We used $178,049 to fund our 50% share of expenses of Sand Creek Energy, LLC during fiscal 2004.

Deposits and Other Assets. During fiscal 2004, deposits and other assets decreased $4,441.

Net Cash Used in Investing Activities. The total net cash used in investing activities increased to $351,996 during fiscal 2004 as compared to net cash provided of $62,050 during fiscal 2003. The increase reflects an increase in the purchase of property and equipment, the addition of loan issuance costs in fiscal 2004 and cash used to fund the expenses of Sand Creek.

Cash Flows From Financing Activities

Proceeds from Issuance of Common Stock. During fiscal 2004, we received $4,706,951 in net cash proceeds from the issuance of common stock compared to $1,577,100 during fiscal 2003.

Proceeds from Stock Subscription Receivable. During fiscal 2004, we received no proceeds from a stock subscription receivable, compared to $76,186 during fiscal 2003.

Payment of Offering Costs. During fiscal 2004, we paid $265,811 in offering costs as compared to $92,722 during fiscal 2003.

Proceeds from Line of Credit. During fiscal 2004, we received net proceeds from our lines of credit of $714,533 as compared to making net payments on our lines of credit of $65,767 during fiscal 2003.

Proceeds from Long-Term Debt and Long-Term Convertible Debt. During fiscal 2004, we received proceeds from long-term convertible debt in the amount of $565,000, compared to proceeds of $2,505,000 during fiscal 2003.

Payments on Long-Term Debt and Long-Term Convertible Debt. During fiscal 2004, we repaid $545,411 on our debt obligations as compared to $1,084,612 during fiscal 2003.

Net Cash Provided by Financing Activities. The net cash provided by financing activities during fiscal 2004 was $4,904,280, compared to $2,915,185 in cash provided by financing activities during fiscal 2003.

Cash decreased during fiscal 2004 by $60,346 compared to a decrease of $717,157 during fiscal 2003. These changes decreased the ending cash balance at September 30, 2004 and 2003 to $255,417 and $315,763, respectively.

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

RISKS RELATING TO OUR BUSINESS GENERALLY

Our working capital is not sufficient to meet our expected cash operating requirements for the period ending September 30, 2005, and without additional financing, we may not be able to continue our operations at the current level after that time.

Our working capital is primarily used for operations, investing activities and payments on long-term debt. At September 30, 2004, we had negative working capital of $1,266,653, as compared to negative working capital of $1,571,738, at September 30, 2003. If we are not able to improve our working capital position, we will not be able to implement our plan to commercialize the Rentech Process through acquisition of the East Dubuque plant or to maintain our operations at the current level. If we do not succeed in financing and purchasing the East Dubuque plant, we will have a less advantageous position to seek additional financing to fund our operations, including payment of the loans we obtained to provide working capital until the new financing we expect to obtain for financing the purchase. If we are unable to obtain additional debt or equity financing, our current available net cash profits from operations and a potential sale of some of our assets will not enable us to meet our expected cash operating requirements through this fiscal year ending September 30, 2005.

We will need to obtain funds from additional financing or other sources for our business activities. If we do not receive these funds, we would need to reduce, delay, or eliminate our expenditures, including our acquisition of the East Dubuque fertilizer plant.

We have, and will continue to expend substantial funds to continue research and development of our technologies, to market the Rentech Process, and to retrofit existing plants that we expect to acquire. We intend to finance our acquisition and conversion of future plants primarily through non-recourse debt financing at the project level, as well as through equity financing. Additionally, we intend to obtain additional funds through joint ventures or other collaborative arrangements, and through debt and equity financing in the capital markets. Financing for our projects may not be available when needed or on terms acceptable or favorable to us. In addition, we expect that definitive agreements with equity and debt participants in our capital projects will include conditions to funding, many of which could be outside of our control. If we cannot obtain sufficient funds, we may be required to reduce, delay or eliminate expenditures for our business activities, including our anticipated conversion of the East Dubuque plant, or to reduce, delay or eliminate expenditures for research and development, seek to enter into a business combination transaction with or sell some or all of our assets to a third party.

If we succeed in financing and acquiring the East Dubuque plant, our planned reconfiguration of the plant will require a substantial increase to our indebtedness and our debt to equity ratio, which could adversely affect our financial health and limit our ability to grow and compete.

To finance preliminary costs related to the acquisition of Royster-Clark Nitrogen, Inc., we have entered into short-term loan agreements for $2.85 million. To finance part of the purchase price of the acquisition, we are attempting to obtain a loan secured by the plant assets. To convert the nitrogen fertilizer plant to using coal to produce synthesis gas and to implement our Rentech Process, we will need to obtain additional financing, which we estimate could be $400 million, a substantial portion of which will be debt. We will likely become highly leveraged and our debt to equity ratio will consequently increase. The degree to which we are leveraged could have important consequences to you. For example, it could:

•	limit our ability to obtain additional debt financing in the future for working capital, capital expenditures, acquisitions or general corporate purposes;

•	increase our vulnerability to general adverse economic and industry conditions;

•	require us to dedicate a substantial portion of our cash flow from operations to make interest payments on our indebtedness, reducing the availability of our cash flow to fund capital expenditures, working capital and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate, including limiting our ability to take advantage of significant business opportunities; and

•	place us at a competitive disadvantage as compared to some of our competitors that have less debt.

Without large asset loans and other financing sources, we will be unable to acquire Royster-Clark Nitrogen and the nitrogen fertilizer plant, and convert the plant to use coal feedstock with our technology. As part of the final phase of the conversion, we expect to suspend production of the plant for approximately two months, and we will require sufficient working capital to operate during this suspension. Without the operating profits the nitrogen fertilizer plant may produce, we would be unable to implement our business plan and investors could lose the value of their investments.

We do not believe our operating results are a meaningful indicator of future performance.

We have historically experienced, and expect to continue to experience, significant fluctuations in our annual and quarterly operating results because of the unpredictability of many factors that impact our business, including:

•	timing of any construction by us or our licensees of Fischer-Tropsch plants;

•	demand for licenses of the Rentech Process and receipt and revenue recognition of license fees;

•	oil and gas prices;

•	timing and amount of research and development expenditures;

•	introduction or enhancement of Fischer-Tropsch technologies by us and our competitors;

•	market acceptance of new technologies; and

•	general economic conditions.

In addition, our business has previously focused on the licensing of technology that we develop and our prior operating results do not include the operations of a commercial scale nitrogen fertilizer plant. We therefore expect our operating results to vary significantly following our acquisition of the East Dubuque plant. As a result, we believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as any indication of future performance.

Any of the foregoing factors may cause our operating results to be below the expectations of public market analysts and investors. In that event, we expect the price of our common stock would be materially adversely affected.

We have never operated at a profit, and if we do not operate at a profit, we may be unable to continue our operations.

We have a history of operating losses and have never operated at a profit. From our inception on December 18, 1981, through September 30, 2004, we have incurred aggregate losses of $47,649,739. For the year ended September 30, 2004, we recognized a net loss of $7,210,693. If we do not operate at a profit in the future, we may be unable to continue our operations at the present level. Ultimately, our ability to maintain our present level of business will depend upon earning a profit from operation of the Rentech Process. Our ability to do so has not been demonstrated.

Our receipt of license fees depends on substantial efforts by our licensees, and our licensees could choose not to construct a Fischer-Tropsch plant based on the Rentech Process or to pursue alternative Fischer-Tropsch technologies.

We have not had adequate capital to finance, construct, and operate our own commercial plants. Successful use of the Rentech Process has therefore to date depended upon obtaining financing through joint ventures or use by licensees with adequate financing. Under our license agreements, our licensees are responsible for obtaining sources of feedstock, conducting feasibility studies, recruiting personnel who are skilled in operating gas process plants, obtaining governmental approvals and permits, obtaining sufficient financing on favorable terms for the large capital expenditures required; possibly constructing infrastructure if not otherwise available at the plant site; designing, constructing and operating the plant; and marketing the products. The ability of any licensee to accomplish these requirements, and the efforts, resources and timing schedules to be applied by a licensee, will be controlled by the licensee. Whether licensees are willing to expend the resources necessary to construct Fischer-Tropsch plants will depend on a variety of factors outside our control, including the prevailing price outlook for crude oil, natural gas and refined products. Our licensees will determine whether we issue any plant site licenses to them and, as a result, whether we receive any additional license fees under our license agreements. In addition, our license agreements may generally be terminated by the licensee, with or without cause. Furthermore, our licensees are not restricted from pursuing alternative Fischer-Tropsch technologies on their own or in collaboration with others, including our competitors, for projects other than the ones we license.

The capital costs of gas process plants and natural gas fields, coal mines or other sources of feedstock that would use the Rentech Process require more capital than is available to us or to many of our potential licensees. These limitations have slowed and will continue to delay use of our technology and significant delays may occur before we realize substantial revenues, if any, from Fischer-Tropsch plants that use our Rentech Process . If our licensees do not proceed with commercial plants using the Rentech Process or do not successfully operate their plants, we will not significantly benefit from the licensing of our Fischer-Tropsch technology. To date, no licensee of the Rentech Process has proceeded to construct and operate a plant for which royalties on production would be due. If we do not receive payments under our license agreements, we may not have sufficient resources to implement our business strategy.

Construction by our licensees of Fischer-Tropsch plants incorporating the Rentech Process will be subject to risks of delay and cost overruns.

The construction by our licensees of Fischer-Tropsch plants incorporating the Rentech Process will be subject to risks of delay or cost overruns resulting from numerous factors, including the following:

•	shortages of equipment, materials or skilled labor;

•	unscheduled delays in the delivery of ordered materials and equipment;

•	engineering problems, including those relating to the commissioning of newly designed equipment;

•	work stoppages;

•	weather interference;

•	unanticipated cost increases; and

•	difficulty in obtaining necessary permits or approvals.

If our licensees do not successfully construct Fischer-Tropsch plants that use the Rentech Process, we will not receive license fees and royalties on production, and our business, results of operation and financial condition may be materially adversely affected.

The economic success of our licensees’ gas fed Fischer-Tropsch plants using our technology may depend on the availability of natural gas at economic prices, and alternative uses of natural gas could be preferred in many circumstances.

Construction and operation of Fischer-Tropsch plants by our licensees for the use of natural gas with our technology will depend on the availability of natural gas at economic prices. The market for natural gas is highly competitive in many areas of the world and, in many circumstances the sale of natural gas for use as a feedstock in a Fischer-Tropsch plant may not be the highest value market for the owner of the natural gas. Cryogenic conversion of natural gas to liquefied natural gas may compete with our Fischer-Tropsch plants for use of natural gas as feedstocks in many locations. Local commercial, residential and industrial consumer markets, power generation, ammonia, methanol and petrochemicals are also alternative markets for natural gas. Unlike many of our licensees, many of our competitors produce or have access to large volumes of natural gas, which may be used in connection with their Fischer-Tropsch operations. The availability of natural gas at economic prices for use as a feedstock for Fischer-Tropsch plants may also depend on the production costs for the gas and whether natural gas pipelines are located in the areas where these plants are located. New pipelines may be built or existing pipelines may be expanded into areas where Fischer-Tropsch plants using our technology are built, and this may affect the operating margins of these plants as other markets compete for available natural gas. If our licensees are unable to obtain natural gas at economical prices, our revenues from license fees may decrease, which could materially adversely affect our business, results of operations and financial condition.

We could have potential indemnification liabilities to licensees relating to the operation of Fischer-Tropsch plants based on the Rentech Process or intellectual property disputes.

We expect that our license agreements will require us to indemnify the licensee against specified losses relating to, among other things:

•	use of patent rights and technical information relating to the Rentech Process; and

•	acts or omissions by us in connection with our preparation of process design packages for the licensee’s plant.

We may also provide our licensees with performance guarantees of the Rentech Process or some of its components. Our indemnification obligations could result in substantial expenses and liabilities to us if intellectual property rights claims were to be made against us or our licensees, or if Fischer-Tropsch plants based on the Rentech Process were to fail to operate as designed.

Our success depends on the performance of our executive officers and key employees, the loss of whom would disrupt our business operations.

Our success in implementing our business plan is substantially dependent upon the contributions of our executive officers and key employees. The individuals include Dr. Charles B. Benham, Dr. Mark S. Bohn, Dennis L. Yakobson and Richard O. Sheppard, each of whom has invented various aspects of the Rentech Process. We do not have key man life insurance for any of our executive officers or key employees. At this stage of our development, economic success of the Rentech Process depends upon several factors, including preliminary design of the synthesis gas reactors for the plants and startup to achieve optimal plant operations. That effort requires knowledge, skills, and relationships unique to our key personnel. Moreover, to successfully compete, we will be required to engage in continuous research and development regarding processes, products, markets and costs. Loss of the services of any executive officer or other key employee could have a material adverse effect on our business, operating results and financial condition.

CONTRACTUAL OBLIGATIONS

In addition to the lines of credit and long-term convertible debt previously described, we have entered into various other contractual obligations. The following table lists our significant contractual obligations at September 30, 2004.

Contractual Obligations	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Notes payable to related parties	$185,166	$185,166	$—	$—	$—
Lines of credit	1,642,605	1,642,605	—	—	—
Long-term debt	1,180,377	100,879	96,302	54,645	928,551
Long-term convertible debt	1,712,943	55,733	1,657,210	—	—
Operating leases	926,050	224,082	348,823	342,533	10,612
Purchase obligations	387,821	387,821	—	—	—

	$6,034,962	$2,596,286	$2,102,335	$397,178	$939,163

We are a guarantor on the $500,000 line of credit with Premier Bank until it matures on May 1, 2005. This guaranty includes any amount of the line of credit for which the 44% shareholders of REN are responsible to us.

We have entered into various long-term promissory notes, with monthly principal and interest payments of $11,357, at interest rates of 0% to 9.6%, which are collateralized by certain fixed assets of the Company.

We have leased office space under a non-cancelable operating lease, which expires October 31, 2009, with a renewal option for an additional five years. We have also leased office and warehouse space under a lease which expires during March 2009. In addition we have entered into various other operating leases, which expire through September 2007.

In addition to the contractual obligations previously described, we have entered into various other commercial commitments. The following table lists these commitments at September 30, 2003.

	Amount of Commitment Expiration Per Period
Other Commercial Commitments	Less than 1 year	2-3 years	4-5 years	After 5 years	Total
Employment agreements	$955,066	$996,764	$—	$—	$1,951,830

	$955,066	$996,764	$—	$—	$1,951,830

We have entered into various employment agreements with officers of the Company which extend from January 1, 2001 to December 31, 2006. These agreements describe annual compensation as well as the compensation that we must pay upon termination of employment.

Recent Accounting Pronouncements From Financial Statement Disclosures

In December 2003, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition. SAB No. 104 revises or rescinds portions of the interpretive guidance related to revenue recognitions included in Topic 13 of the codification of the staff accounting bulletins. SAB No. 104 became effective when issued, and adoption by the Company did not have a material impact on its financial position or results of operations.

In December 2003, the Financial Accounting Standards Board (FASB) issued Interpretation 46R (FIN 46R), a revision to Interpretation 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements. FIN 46R is effective at the end of the first interim period ending after March 15, 2004. Entities that have adopted FIN 46 prior to this effective date can continue to apply the provisions of FIN 46 until the effective date of FIN 46R or elect early adoption of FIN 46R. The adoption of FIN 46 and FIN 46R did not have a material impact on our financial statements.

In March 2004, the EITF issued EITF Issue No. 03-06, “Participating Securities and the Two-class Method Under FASB Statement No. 128, Earnings Per Share.” EITF Issue No. 03-06 addresses a number of questions regarding the computation of earnings per share (EPS) by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating EPS. It clarifies what constitutes a participating security and how to apply the two-class method of computing EPS once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. This pronouncement is effective for fiscal periods beginning after March 31, 2004. The Company does not believe that the adoption of this standard will have an impact on its computation of EPS.

In March 2004, the EITF reached a consensus on Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF No. 03-01 provides guidance on recording other-than-temporary impairments of cost method investments and requires additional disclosures for those investments. The recognition and measurement guidance in EITF No. 03-01 should be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. The disclosure requirements are effective for fiscal years ending after June 15, 2004 and are required only for annual periods. The Company does not believe that the adoption of this standard will have a material impact on its financial position or results of operations.

In July 2004, the FASB ratified Emerging Issues Task Force (EITF) consensus on Issue No. 02-14, Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock, which provides guidance regarding application of the equity method of accounting to investments other than common stock. EITF Issue No. 02-14 will be effective in reporting periods beginning after September 15, 2004. We do not believe the adoption of EITF Issue No. 02-14 will have a material impact on our financial statements.

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year 2004
Revenues	$1,645,665	$2,063,245	$2,648,661	$2,415,546
Gross Profit	$511,489	$757,754	$992,533	$714,205
Loss from operations	$(1,607,926)	$(1,476,055)	$(989,773)	$(1,243,228)
Net Loss	$(1,917,643)	$(1,675,379)	$(1,184,087)	$(2,433,584)
Loss Per share	$(.02)	$(.02)	$(.01)	$(.03)

Fiscal Year 2003
Revenues	$1,992,212	$2,114,995	$1,925,034	$2,444,760
Gross Profit	$759,710	$891,500	$663,839	$954,298
Loss from operations	$(1,275,767)	$(1,118,809)	$(1,608,562)	$(2,289,864)
Net Loss	$(1,391,171)	$(1,233,058)	$(1,968,691)	$(4,942,485)
Loss Per share	$(.02)	$(.02)	$(.03)	$(.06)

The financial statements identified in Item 15 are filed as part of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have not had a change of independent auditors during our two most recent fiscal years or subsequent interim period.

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of the period covered by this annual report on Form 10-K, the Company’s management, under the supervision of and with the participation of the Chief Executive Officer and Chief

Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion.

There were no changes in our internal control over financial reporting during our fourth quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

The information required by Item 10 regarding our directors, executive officers, audit committee and audit committee financial expert is incorporated by reference from the information under the captions “Proposal One — Election of Directors” and ‘Corporate Governance” in our definitive Proxy Statement (Notice of Annual Meeting of shareholders) for the fiscal year ended September 30, 2004 which we will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

Code of Ethics

The Company has adopted a Code of Ethics applicable to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the Code of Ethics is filed with this report as Exhibit 14. This Code of Ethics is posted on our Website. The Internet address for our Website is www.rentechinc.com, and the Code of Ethics is provided under the section called Corporate Governance.

We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to (other than technical, administrative or non-substantive amendments), or waiver from, a provision of our Code of Ethics by posting such information on our Website, at the address and general location specified in the previous paragraph.

Audit Committee Financial Expert

The Company has determined that a member of the Audit Committee of the Board of Directors, Thomas L. Bury, qualifies as an “audit committee financial expert” as defined in Item 401(h) of Regulation S-K, and that he is “independent” as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934.

Section 16(A) Beneficial Ownership Reporting Compliance

Based solely upon our review of Securities and Exchange Commission Forms 3 and 4 and amendments to those forms submitted to us during the most recent fiscal year, we have identified no persons who were at any time during the fiscal year a director, officer, or beneficial owner of more than 10% of any class of equity securities and who failed to file such forms on a timely basis with the SEC, as required by Section 16(a) of the Securities Exchange Act during the most recent fiscal year or prior fiscal years.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in the section captioned “Executive Compensation” of our definitive Proxy Statement for the fiscal year ended September 30, 2004 which we will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to this item is incorporated herein by reference from the section entitled “Security Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement for the fiscal year ended September 30, 2004 which we will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to this item is incorporated herein by reference from the section entitled “Certain Relationships and Related Transactions” in our definitive Proxy Statement for the fiscal year ended September 30, 2004 which we will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is included under the caption “Principal Accountant Fees and Services” in our definitive Proxy for the fiscal year ended September 30, 2004 which we will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a	)	Financial Statements. See Index to Financial Statements and Schedule at page F-1.

(b	)	Exhibits Required by Item 601 of Regulation S-K. See Index to Exhibits.

(c	)	Financial Statement Schedules. See Index to Financial Statements and Schedules at page F-1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RENTECH, INC.

/s/ Dennis L. Yakobson
Date: December 6, 2004	Dennis L. Yakobson, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Dennis L. Yakobson
Date: December 6, 2004	Dennis L. Yakobson, President, Chief
Executive Officer and Director

/s/ Ronald C. Butz
Date: December 6, 2004	Ronald C. Butz, Chief Operating Officer,
Vice President, Secretary and Director

/s/ Geoffrey S. Flagg
Date: December 6, 2004	Geoffrey S. Flagg, Chief Financial Officer

/s/ Thomas L. Bury
Date: December 6, 2004	Thomas L. Bury, Director

/s/ Douglas L. Sheeran
Date: December 6, 2004	Douglas L. Sheeran, Director

/s/ Erich W. Tiepel
Date: December 6, 2004	Erich W. Tiepel, Director

RENTECH, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

Rentech, Inc.

Denver, Colorado

We have audited the accompanying consolidated balance sheets of Rentech, Inc. and Subsidiaries (the “Company”) as of September 30, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years ended September 30, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2004 and 2003 and the results of their operations and their cash flows for each of the three years ended September 30, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has experienced circumstances, which raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Ehrhardt Keefe Steiner & Hottman PC

November 23, 2004

Denver, Colorado

RENTECH, INC.

Consolidated Balance Sheets

	September 30,
	2004	2003
Assets
Current assets
Cash	$255,417	$315,763
Restricted cash (Note 9)	—	500,000
Accounts receivable, net of $143,255 (2004) and $17,500 (2003) allowance for doubtful accounts (Note 17)	1,172,140	1,143,813
Costs and estimated earnings in excess of billings (Note 12)	177,010	482,070
Other receivables	78,133	23,757
Receivable from related party (Note 5)	18,868	30,097
Inventories (Note 2)	505,918	535,782
Prepaid expenses and other current assets	33,656	178,720

Total current assets	2,241,142	3,210,002

Property and equipment, net (Note 3)	3,720,084	4,217,953

Other assets
Licensed technology, net of accumulated amortization of $2,535,089 (2004) and $2,306,308 (2003)	896,059	1,124,841
Capitalized software costs, net of accumulated amortization of $96,081 (2004) and $868,343 (2003)	—	32,027
Goodwill, net of accumulated amortization of $400,599 (2004) and $400,599 (2003) (Note 13)	1,006,554	1,006,554
Non-compete agreement, net of accumulated amortization of $0 (2004) and $71,567 (2003)	—	90,934
Investment in advanced technology companies (Note 4)	611,500	1,200,000
Technology rights, net of accumulated amortization of $201,422 (2004) and $172,648 (2003)	86,324	115,098
Deferred acquisition costs (Note 1)	413,944	—
Debt issuance costs (Note 9)	322,469	133,691
Deposits and other assets	81,212	56,014

Total other assets	3,418,062	3,759,159

Total assets	$9,379,288	$11,187,114

(Continued on following page.)

See notes to consolidated financial statements.

RENTECH, INC.

Consolidated Balance Sheets

(Continued from previous page.)

	September 30,
	2004	2003
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$700,301	$960,561
Billings in excess of costs and estimated earnings (Note 12)	115,080	6,300
Accrued payroll and benefits	444,338	526,899
Deferred compensation (Note 11)	434,646	437,958
Accrued liabilities	286,538	473,265
Other liability	—	142,000
Convertible notes payable to related parties (Note 19)	185,166	87,899
Lines of credit payable, net of debt issuance costs (Note 9)	1,185,114	1,428,072
Current portion of long-term debt (Note 7)	100,879	86,351
Current portion of long-term convertible debt to stockholders (Note 8)	55,733	632,435

Total current liabilities	3,507,795	4,781,740

Long-term liabilities
Long-term debt, net of current portion (Note 7)	1,079,498	1,054,183
Long-term convertible debt to stockholders, net of current portion (Note 8)	1,657,210	2,147,256
Lessee deposits	7,485	7,485
Investment in Sand Creek (Note 5)	18,911	15,070
Investment in FT Solutions, LLC (Note 6)	70,525	—

Total long-term liabilities	2,833,629	3,223,994

Total liabilities	6,341,424	8,005,734

Minority interest (Note 14)	—	154,269

Commitments and contingencies (Notes 1, 5, and 11)

Stockholders’ equity (Note 10)
Series A convertible preferred stock - $10 par value; 200,000 shares authorized; 200,000 shares issued and no shares outstanding; $10 per share liquidation value	—	—
Series B convertible preferred stock - $10 par value; 800,000 shares authorized; 691,664 shares issued and no shares outstanding; $10 per share liquidation value	—	—
Series C participating cumulative preferred stock - $10 par value; 500,000 shares authorized; no shares issued and outstanding	—	—
Common stock - $.01 par value; 150,000,000 shares authorized; 89,708,509 and 79,336,585 shares issued and outstanding	897,085	793,366
Additional paid-in capital	49,790,518	42,672,791
Accumulated deficit	(47,649,739)	(40,439,046)

Total stockholders’ equity	3,037,864	3,027,111

Total liabilities and stockholders’ equity	$9,379,288	$11,187,114

See notes to consolidated financial statements.

RENTECH, INC.

Consolidated Statements of Operations

	For the Years Ended September 30,
	2004	2003	2002
Revenues (Notes 16 and 17)
Product sales	$2,265,567	$2,161,138	$1,927,854
Service revenues	6,507,550	6,215,863	7,392,481
Royalty income	—	100,000	240,000

Total revenues	8,773,117	8,477,001	9,560,335

Cost of sales
Product sales	1,166,816	1,036,919	932,677
Service costs	4,630,320	4,170,735	4,401,566
Research and development contract costs	—	—	128,000

Total cost of sales	5,797,136	5,207,654	5,462,243

Gross profit	2,975,981	3,269,347	4,098,092

Operating expenses
General and administrative expense	6,978,625	7,922,541	7,327,898
Depreciation and amortization	541,985	853,951	889,831
Research and development	772,353	785,857	742,923

Total operating expenses	8,292,963	9,562,349	8,960,652

Loss from operations	(5,316,982)	(6,293,002)	(4,862,560)

Other income (expenses)
Impairment of investments (Notes 4, 13 and 14)	(646,367)	(2,201,682)	—
Equity in loss of investee (Notes 5 and 6)	(252,415)	(205,890)	(252,013)
Interest income	14,842	23,338	36,468
Interest expense	(911,647)	(999,492)	(267,618)
Gain (loss) on disposal of fixed assets	(252,393)	(1,118)	189

Total other income (expense)	(2,047,980)	(3,384,844)	(482,974)

Minority interest in subsidiary’s net loss (Notes 1 and 14)	154,269	142,441	12,921

Net loss	(7,210,693)	(9,535,405)	(5,332,613)

Dividend requirements on convertible preferred stock (Note 10)	—	—	136,932

Loss applicable to common stockholders	$(7,210,693)	$(9,535,405)	$(5,469,545)

Basic and diluted loss per common share	$(.08)	$(.13)	$(.08)

Basic and diluted weighted-average number of common shares outstanding	85,932,544	73,907,041	69,987,685

See notes to consolidated financial statements.

RENTECH, INC.

Consolidated Statements of Stockholders’ Equity

	Convertible Preferred Stock
	Series A		Series B		Common Stock		Additional Paid-in Capital	Unearned Compensation	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, September 30, 2001	—	—	27,778	$277,780	66,665,631	$666,653	$36,384,562	$(21,266)	$(25,571,028)	$11,736,701
Common stock issued for cash, net of offering costs of $122,644 (Note 10)	—	—	—	—	2,926,969	29,272	1,311,334	—	—	1,340,606
Common stock issued for options and warrants exercised (Note 10)	—	—	—	—	606,474	6,065	129,338	—	—	135,403
Preferred stock issued for cash, net of offering costs of $25,000 (Note 10)	—	—	50,000	500,000	—	—	(25,000)	—	—	475,000
Common stock issued for conversion of preferred stock (Note 10)	—	—	(77,778)	(777,780)	1,591,593	15,917	761,863	—	—	—
Stock options granted/earned for services (Note 10)	—	—	—	—	—	—	67,579	21,266	—	88,845
Deemed dividends on preferred stock of $136,932 (Note 10)	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(5,332,613)	(5,332,613)

Balance, September 30, 2002	—	—	—	—	71,790,667	717,907	38,629,676	—	(30,903,641)	8,443,942
Common stock issued for cash, net of offering costs of $92,722 (Note 10)	—	—	—	—	3,502,847	35,028	1,448,531	—	—	1,483,559
Common stock issued for options and warrants exercised (Note 10)	—	—	—	—	82,000	820	65,600	—	—	66,420
Common stock issued for conversion of convertible notes (Note 10)	—	—	—	—	3,661,071	36,611	1,662,179	—	—	1,698,790
Common stock granted/earned for services (Note 10)	—	—	—	—	300,000	3,000	156,000	—	—	159,000
Offering costs of convertible notes (Note 10)	—	—	—	—	—	—	710,805	—	—	710,805
Net loss	—	—	—	—	—	—	—	—	(9,535,405)	(9,535,405)

Balance, September 30, 2003	—	—	—	—	79,336,585	$793,366	$42,672,791	$—	$(40,439,046)	$3,027,111

See notes to consolidated financial statements.

RENTECH, INC.

Consolidated Statements of Stockholders’ Equity

	Convertible Preferred Stock						Additional Paid-in Capital	Unearned Compensation	Accumulated Deficit	Total Stockholders’ Equity
	Series A		Series B		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Common stock issued for cash, net of offering costs of $95,600 (Note 10)	—	—	—	—	986,665	9,867	338,533	—	—	348,400
Common stock issued for options and warrants exercised, net of offering costs of $155,595 (Note 10)	—	—	—	—	5,736,687	57,367	4,049,990	—	—	4,107,357
Common stock issued for conversion of convertible notes (Note 10)	—	—	—	—	3,569,835	35,698	1,647,218	—	—	1,682,916
Stock options granted for services (Note 10)	—	—	—	—			28,522	—	—	28,522
Stock options granted for stand-still agreement (Note 10)	—	—	—	—			117,235	—	—	117,235
Warrants granted for services (Note 10)	—	—	—	—			44,588	—	—	44,588
Warrants issued in conjunction with line of credit (Notes 9 and 10)	—	—	—	—			511,962	—	—	511,962
Common stock issued for services (Note 10)	—	—	—	—	78,737	787	72,679	—	—	73,466
Offering costs of convertible notes (Note 10)	—	—	—	—	—	—	307,000	—	—	307,000
Net loss	—	—	—	—	—	—	—	—	(7,210,693)	(7,210,693)

Balance, September 30, 2004	—	$—	—	$—	89,708,509	$897,085	$49,790,518	$—	$(47,649,739)	$3,037,864

See notes to consolidated financial statements.

RENTECH, INC.

Consolidated Statements of Cash Flows

	For the Years Ended September 30,
	2004	2003	2002
Cash flows from operating activities
Net loss	$(7,210,693)	$(9,535,405)	$(5,332,613)

Adjustments to reconcile net loss to net cash used in operating activities
Increase in allowance for doubtful accounts	—	5,500	4,675
Depreciation	425,854	420,559	485,036
Amortization	322,649	606,579	744,936
Accrued interest expense	43,655	80,380	—
Salaries expense paid through debt	357,878	800,341	—
Impairment of investments	646,367	2,201,682	—
Bad debt expense	125,755	625,636	191,779
Revenue recognized from contract liability	—	—	(750,000)
Interest income on receivable from related party	—	(10,058)	(16,038)
Loss on disposal of fixed assets	252,393	1,118	189
Equity in loss of investee	252,415	205,890	252,013
Minority interest in net loss of subsidiary	(154,269)	(142,441)	(12,921)
Common stock issued for services	73,466	159,000	—
Stock options and warrants issued for services	190,345	—	88,845
Changes in operating assets and liabilities, net of business combination
Accounts receivable	(154,082)	242,594	304,277
Costs and estimated earnings in excess of billings	305,060	306,657	(715,707)
Other receivables and receivable from related party	(43,147)	29,606	38,539
Inventories	129,890	(110,647)	(19,155)
Prepaid expenses and other current assets	389,912	290,781	324,571
Accounts payable	(260,259)	74,307	2,999
Billings in excess of costs and estimated earnings	108,780	(138,485)	13,855
Accrued liabilities, accrued payroll and other	(414,599)	192,014	221,905

	2,598,063	5,841,013	1,159,798

Net cash used in operating activities	(4,612,630)	(3,694,392)	(4,172,815)

Cash flows from investing activities
Purchase of property and equipment	(183,988)	(161,221)	(227,354)
Proceeds from disposal of fixed assets	5,600	3,674	9,990
Cash used in purchase of investments	(178,049)	(196,684)	(248,820)
Deposits and other assets	4,441	416,281	(112,909)

Net cash provided by (used in) investing activities	(351,996)	62,050	(579,093)

Cash flows from financing activities
Proceeds from issuance of common stock, net of offering costs	4,706,951	1,577,100	1,456,724
Proceeds from issuance of convertible preferred stock, net of offering costs	—	—	500,000
Proceeds from stock subscription receivable	—	76,186	250,000
Purchase of restricted cash	—	—	(500,000)
Payment of offering costs	(265,811)	(92,722)	(147,644)
Payment of debt issuance costs	(270,982)	—	—
Proceeds from line of credit, net	714,533	(65,767)	1,493,839
Proceeds from long-term debt and long-term convertible debt	565,000	2,505,000	2,250,000
Payments on related party payable	—	—	(30,600)
Payments on long-term debt and long-term convertible debt	(545,411)	(1,084,612)	(380,943)

Net cash provided by financing activities	4,904,280	2,915,185	4,891,376

Increase (decrease) in cash	(60,346)	(717,157)	139,468
Cash, beginning of year	315,763	1,032,920	893,452

Cash, end of year	$255,417	$315,763	$1,032,920

Continued on the following page.

See notes to consolidated financial statements.

RENTECH, INC

Consolidated Statements of Cash Flows

(Continued from previous page.)

	For the Years Ended September 30,
	2004	2003	2002
Cash payments for interest	$437,615	$368,553	$267,618

Excluded from the statements of cash flows were the effects of certain noncash investing and financing activities as follows:

	For the Years Ended September 30,
	2004	2003	2002
Issuance of common stock for conversion of convertible notes payable	$1,682,916	$1,698,790	$—
Purchase of annual insurance financed with a note payable	$244,848	$215,855	$246,753
Purchase of property and equipment financed with a note payable	$102,014	$28,910	$—
Deferred financing charges for convertible promissory notes	$307,000	$710,806	$—
Warrants issued in conjunction with line of credit	$511,962	$—	$—
Reclassification of property and equipment to inventory	$100,026	$—	$—
Reclassification of inventory to property and equipment	$—	$332,258	$—
Issuance of common stock for exercise of stock options in partial settlement of accrued payroll	$—	$65,600	$65,744
Issuance of common stock from conversion of preferred stock and dividends	$—	$—	$777,780
Issuance of common stock for stock subscription receivable	$—	$—	$76,186
Issuance of common stock for prepaid expense and services	$—	$—	$269,153
Increase in accrued liability for note receivable	$—	$—	$325,795
Reclassification of goodwill to note receivable	$—	$—	$229,561
Issuance of stock options for services	$—	$—	$67,579

See notes to consolidated financial statements.

RENTECH, INC.

Notes to Consolidated Financial Statements

Note 1 - Description of Business and Summary of Significant Accounting Policies

Description of Business

Rentech, Inc. (“Rentech”, “we”, or “the Company”) was incorporated on December 18, 1981 in the state of Colorado to develop and market processes for conversion of low-value, carbon-bearing solids or gases into high-value hydrocarbons, including high-grade diesel fuel, naphthas and waxes (“the Rentech Process”). The Company’s activities prior to 1994 were primarily directed toward obtaining financing, licensing its technology to third parties and completing full-scale plant processing to demonstrate the Company’s technology to prospective licensees. During 1994, the Company entered into contracts to provide basic engineering design relating to the construction of plants using the Company’s gas conversion technology. In March 1997 with the acquisition of the assets of OKON, Inc. (“OKON”), the Company entered into the business of manufacturing and selling water-based stains, sealers and coatings. In June 1999 with the acquisition of the assets of Petroleum Mud Logging, Inc. and Petroleum Well Logging, Inc. (“PML”), the Company entered into the oil and gas field services business of logging the progress of drilling operations for the oil and gas industry. In August 2001 with the acquisition of 56% of REN Corporation (“REN”), the Company entered into the business of manufacturing complex microprocessor controlled industrial automation systems primarily for the fluid power industry.

Management’s Plans

From the Company’s inception on December 18, 1981 through September 30, 2004, the Company has incurred losses in the amount of $47,649,739. For the year ended September 30, 2004, the Company recognized a $7,210,693 net loss. If the Company does not operate at a profit in the future, the Company may be unable to continue its operations at the present level.

The Company has been successful in the past in obtaining debt and equity financing. For the years ended September 30, 2004, 2003 and 2002, the Company received net cash proceeds from the issuance of common stock of $4,706,951, $1,577,100 and $1,456,724. For the years ended September 30, 2004, 2003 and 2002, the Company received cash proceeds from long-term debt and long-term convertible debt to stockholders of $565,000, $2,505,000 and $2,250,000. For the years ended September 30, 2004, 2003 and 2002, the Company received cash proceeds from the issuance of convertible preferred stock of $0, $0 and $500,000.

Historically, we have has relied for working capital upon private placements of our equity represented by our common stock, supplemented by debt financing. On March 19, 2004, our shareholders approved an amendment to our articles of incorporation to increase the number of authorized shares of common stock from 100,000,000 to 150,000,000. To achieve our objectives as planned for fiscal year 2005, we will need substantial amounts of capital that we do not have now. We expect to issue additional shares of common stock, and we may issue shares of convertible preferred stock or other securities convertible into common stock to fund our working capital requirements, and to fund the acquisition of the East Dubuque plant. In addition, we are seeking a buyer to purchase our one-half interest in the assets of Sand Creek Energy, LLC. We are also engaged in negotiations for the sale of OKON. We believe that our current available cash, revenues from operations, and the potential sale of assets will not be sufficient to meet our cash operating requirements through the fiscal year ended September 30, 2005 without additional debt and equity financing. Obtaining equity financing through placements of additional securities or loans depends upon obtaining investors who are willing to invest in our equity securities, or debt instruments.

Our business historically has focused on research and development of our Fisher-Tropsch (FT) technology, and the licensing of it to third parties. During fiscal 2004 we expanded our original business strategy of licensing our technology to include the deployment of our Rentech Process in existing domestic fertilizer plants that we may acquire and in other selected domestic and international projects. We plan to conduct these activities through our wholly-owned subsidiary, Rentech Development Corporation. In the United States, we are planning to acquire interests in existing nitrogen fertilizer plants currently configured to use natural gas as feedstock. We plan to convert these plants to use coal or refinery residues, which are readily available and less expensive as feedstocks and to add our Rentech Process to produce Fischer-Tropsch liquid hydrocarbon products in addition to the nitrogen fertilizer already being produced by the plants. Our patent issued in October 2003 covers integration of our Rentech Process with nitrogen fertilizer processes.

RENTECH, INC.

Notes to Consolidated Financial Statements

Note 1 - Description of Business and Summary of Significant Accounting Policies (continued)

Management’s Plans (continued)

We are planning to initially implement this strategy by purchasing Royster-Clark Nitrogen, Inc., which owns a nitrogen fertilizer plant in East Dubuque, Illinois (East Dubuque plant). As of September 30, 2004, we have incurred $413,944 of deferred acquisition costs related to this purchase, and an additional $429,940 of deferred acquisition costs subsequent to September 30, 2004 through the date of this filing.

On August 5, 2004, we entered into a letter of intent with Royster-Clark, Inc. expressing our mutual intent for us to purchase all the outstanding stock of Royster-Clark Nitrogen. The purchase price for the stock is $50 million. We are also to pay up to $13 million to acquire the net working capital of the business. The net working capital consists of current assets including accounts receivable and inventories and current liabilities including accounts payable and accrued liabilities. We are currently negotiating the terms of the definitive purchase agreement. The East Dubuque plant produces ammonia, urea ammonium nitrate (UAN), nitric acid and urea, among other fertilizer products. We intend to continue operating the plant for the production of nitrogen fertilizer products while we add a commercially available clean coal gasification process that converts the plant to use synthesis gas derived from coal, instead of more expensive natural gas. In addition, we plan to add our Rentech Process to produce liquid hydrocarbon products from the excess synthesis gas produced from the coal gasification process.

RENTECH, INC.

Notes to Consolidated Financial Statements

Note 1 - Description of Business and Summary of Significant Accounting Policies (continued)

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

Inventories

Inventories consist of raw materials, work-in-process and finished goods and are valued at the lower of cost (first-in, first-out) or market. Inventories consist of paint, stains and sealers from our paint segment and test stand parts and hardware from our industrial automation systems segment.

Capitalized Software

The Company has capitalized its internal use software in accordance with Statement of Position 98-1. Capitalized software costs are amortized over a three-year period using the straight-line method.

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

Goodwill

Goodwill, which relates to the acquisition of OKON in 1997, and the acquisition of PML in 1999, is no longer being amortized, and is tested annually for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets.

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

Note 1 - Description of Business and Summary of Significant Accounting Policies (continued)

Investment in Advanced Technology Companies

The Company has an investment in certain advanced technology companies (Note 4). The investment is stated at the estimated net realizable value and is evaluated periodically for impairment and is carried at the lower of cost or estimated net realizable value.

Investment in Sand Creek

The Company has a 50% investment in Sand Creek Energy, LLC (Note 5). The investment is accounted for using the equity method of accounting. Under such method, the Company’s proportionate share of net income (loss) is included as a separate item in the statement of operations.

Investment in FT Solutions, LLC

The Company has a 50% interest in a joint venture named FT Solutions, LLC (Note 6). The joint venture is accounted for using the equity method of accounting. Under such method, the Company’s proportionate share of net income (loss) is included as a separate item in the statement of operations.

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

Provision for Warranty Expense

The financial statements include a product warranty reserve of $40,000 in 2004 and $35,000 in 2003. The reserve is based on estimates of future costs associated with fulfilling potential warranty obligations. The estimates are derived from historical cost experience.

RENTECH, INC.

Notes to Consolidated Financial Statements

Note 1 - Description of Business and Summary of Significant Accounting Policies (continued)

Revenue Recognition

Sales of water-based stains sealers and coatings are recognized when the goods are shipped to the customers, as all goods are shipped FOB shipping point.

Revenues from oil and gas field services are recognized at the completion of the service or at the end of each month for longer-term projects based upon services provided during that month.

Laboratory research revenues are recognized as the services are provided. Revenues from feasibility studies are recognized based on the percentage of completion method of accounting and per the terms of the contract.

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

Note 1 - Description of Business and Summary of Significant Accounting Policies (continued)

Research and Development Expenses

Research and development expenses include direct materials, direct labor, indirect labor, employee fringe benefits and other miscellaneous costs incurred to develop and refine certain technologies employed in the respective operating segment. These costs are expensed as incurred.

Advertising Costs

The Company recognizes advertising expense when incurred. Advertising expense was approximately $16,450, $31,900 and $50,700 for the years ended September 30, 2004, 2003 and 2002.

Minority Interest

Minority interests in the net assets of subsidiaries are reflected separately in the consolidated financial statements below current liabilities. Minority interests in the net loss of a subsidiary are reflected as an addition to consolidated net loss, reduced by the excess of any losses applicable to the minority interest in a subsidiary that exceed the minority interest in the equity capital of the subsidiary. The Company accounts for the excess loss in accordance with Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (“ARB 51”) as the minority interest shareholders have no obligation to make good on such losses. As of September 30, 2004, the Company had a minority interest excess loss of $134,919, which was charged against the majority interest on the Consolidated Statement of Operations, reducing the total minority interest expense to $154,269.

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

For the years ended September 30, 2004, 2003, and 2002, total stock options of 3,131,500, 4,827,766 and 5,104,766, total stock warrants of 3,875,602, 6,599,905 and 4,140,836, total long-term convertible debt which is convertible into shares of common stock of 4,185,137, 6,408,114 and 4,448,680 and total convertible notes payable to related parties which is convertible into shares common stock of $393,009, $559,720 and $0 in fiscal 2004, 2003 and 2002 were not included in the computation of diluted loss per share because their effect was anti-dilutive.

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and accounts receivable.

RENTECH, INC.

Notes to Consolidated Financial Statements

Note 1 - Description of Business and Summary of Significant Accounting Policies (continued)

Concentrations of Credit Risk (continued)

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

The carrying amount of convertible debt and other debt outstanding also approximates their fair value as of September 30, 2004 and 2003 because interest rates on these instruments approximate the interest rate on debt with similar terms available to the Company.

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

Note 1 - Description of Business and Summary of Significant Accounting Policies (continued)

Stock Option Plan (continued)

Under the accounting provisions for SFAS No. 123, the Company’s net loss and net loss per share would have been increased by the pro forma amounts indicated below:

	For the Years Ended September 30,
	2004	2003	2002
Loss applicable to common stock
As reported	$(7,210,693)	$(9,535,405)	$(5,469,545)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$(185,817)	$(20,808)	$(154,922)

Pro forma	$(7,396,510)	$(9,556,213)	$(5,624,467)

Loss per common share
As reported	$(.08)	$(.13)	$(.08)
Pro forma	$(.09)	$(.13)	$(.08)

Comprehensive Loss

Comprehensive loss is comprised of net loss and all changes to the consolidated statement of stockholders’ equity except those changes made due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the years ended September 30, 2004, 2003, and 2002, the Company had no items of comprehensive loss other than net loss; therefore, a separate statement of comprehensive loss has not been presented for these periods.

Recent Accounting Pronouncements

In December 2003, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition. SAB No. 104 revises or rescinds portions of the interpretive guidance related to revenue recognitions included in Topic 13 of the codification of the staff accounting bulletins. SAB No. 104 became effective when issued, and adoption by the Company did not have a material impact on its financial position or results of operations.

In December 2003, the Financial Accounting Standards Board (FASB) issued Interpretation 46R (FIN 46R), a revision to Interpretation 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements. FIN 46R is effective at the end of the first interim period ending after March 15, 2004. Entities that have adopted FIN 46 prior to this effective date can continue to apply the provisions of FIN 46 until the effective date of FIN 46R or elect early adoption of FIN 46R. The adoption of FIN 46 and FIN 46R did not have a material impact on our financial statements.

In March 2004, the EITF issued EITF Issue No. 03-06, “Participating Securities and the Two-class Method Under FASB Statement No. 128, Earnings Per Share.” EITF Issue No. 03-06 addresses a number of questions regarding the computation of earnings per share (EPS) by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating EPS. It clarifies what constitutes a participating security and how to apply the two-class method of computing EPS once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. This pronouncement is effective for fiscal periods beginning after March 31, 2004. The Company does not believe that the adoption of this standard will have an impact on its computation of EPS.

RENTECH, INC.

Notes to Consolidated Financial Statements

Note 1 - Description of Business and Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

In March 2004, the EITF reached a consensus on Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF No. 03-01 provides guidance on recording other-than-temporary impairments of cost method investments and requires additional disclosures for those investments. The recognition and measurement guidance in EITF No. 03-01 should be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. The disclosure requirements are effective for fiscal years ending after June 15, 2004 and are required only for annual periods. The Company does not believe that the adoption of this standard will have a material impact on its financial position or results of operations.

In July 2004, the FASB ratified Emerging Issues Task Force (EITF) consensus on Issue No. 02-14, Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock, which provides guidance regarding application of the equity method of accounting to investments other than common stock. EITF Issue No. 02-14 will be effective in reporting periods beginning after September 15, 2004. We do not believe the adoption of EITF Issue No. 02-14 will have a material impact on our financial statements.

Note 2 – Inventories

Inventories consist of the following:

	September 30,
	2004	2003
Finished goods	$99,919	$168,055
Work in process	37,134	51,714
Raw materials	368,865	316,013

	$505,918	$535,782

RENTECH, INC.

Notes to Consolidated Financial Statements

Note 3 – Property and Equipment

Property and equipment consist of the following:

	September 30,		Useful Lives
	2004	2003
Land	$204,362	$204,362	—
Buildings	1,586,705	1,586,705	30
Machinery and equipment	2,640,508	2,560,175	5
Office furniture and equipment	763,808	703,807	3-7
Construction-in-progress	—	346,258	—
Vehicles	231,081	136,910	3
Leasehold improvements	382,284	382,284	5

	5,808,748	5,920,501
Less accumulated depreciation	(2,088,664)	(1,702,548)

	$3,720,084	$4,217,953

Note 4 – Investment in Advanced Technology Companies

On May 29, 1998, the Company acquired a 10% ownership in INICA, Inc. for $3,079,107. During the fourth quarter of fiscal 2003, the Company exchanged its 10% ownership in INICA for a 2.28% ownership in the common stock of Global Solar Energy, Inc. and a 5.76% ownership in the common stock of Infinite Power Solutions, Inc. Global Solar Energy manufactures and markets flexible photovoltaic (PV) modules, while Infinite Power Solutions is developing micro-miniature thin-film rechargeable batteries. As of September 30, 2003, the Company assessed the value of its minority ownership interests in Global Solar Energy and Infinite Power Solutions based upon currently available information. As a result of that assessment, the Company recorded an impairment of investment of approximately $1,900,000, reducing the net realizable value of the investment to $1,200,000. As of September 30, 2004, the Company completed an assessment of the value of its minority ownership interests in Global Solar Energy and Infinite Power Solutions based upon currently available information. As a result of that assessment, the Company recorded an impairment of investment of $588,500 and the investment in the two Advanced Technology Companies is recorded at the estimated net realizable value of $611,500. The assessment that the Company performed was based upon estimates. The actual value that is realized from these investments may be more or less than $611,500. The Company will recognize gains or losses on these investments, if any, when realized.

RENTECH, INC.

Notes to Consolidated Financial Statements

Note 5 – Investment in Sand Creek

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

For the years ended September 30, 2004 and 2003, the Company has contributed $178,049 and $196,684 to SCE and has recognized $181,890 and $205,890 related to its equity in SCE’s losses. As of September 30, 2004 and 2003, the Company had a $18,868 and a $30,097 receivable due from SCE. As of September 30, 2004 and 2003, SCE had no short-term or long-term debt.

Note 6 – Investment in FT Solutions, LLC

On June 15, 2004, the Company and Headwaters Technology Innovation Group, Inc., a wholly owned subsidiary of Headwaters Incorporated, signed an operating agreement forming a 50/50 joint venture between the two companies to combine their respective iron-based Fischer-Tropsch (FT) technologies. In doing so, the companies believe the joint venture can deliver the most advanced, cost effective iron-based FT technology available in the market place today. The companies believe they can take full advantage of both parties’ FT experience and proprietary intellectual properties as well as the clean coal technologies developed by Headwaters. The joint venture is a limited liability company named “FT Solutions, LLC” (FTS).

Under the terms of the agreement, FTS will be the licensor of the combined FT technology and will promote and license the combined technology for use in FT projects developed by Headwaters worldwide and for all Headwaters and Rentech FT projects in China. FTS will receive license fees and royalties from Headwaters’ FT projects and all Headwaters and Rentech FT projects in China and will provide basic engineering and technical services for those projects. Rentech has the exclusive right to develop and license non-Headwaters FT projects worldwide excluding China and will retain 100% of all licensing fees and royalties for non-Headwaters FT projects and will provide both engineering and technical services for those projects. FTS has the exclusive right to manufacture and sell (or license the right to manufacture and sell) FT catalysts for all Headwaters and Rentech FT projects worldwide. Both Headwaters and Rentech will continue developing FT technology through FTS.

For the year ended September 30, 2004, the Company has contributed $0 to FTS and has recognized $70,525 related to its equity in FTS’s losses. As of September 30, 2004, FTS had no short-term or long-term debt.

On June 15, 2004, the Company, Headwaters Technology Innovation Group, Inc., and FTS also signed a services agreement whereby both parties acknowledge that they may provide certain services to FTS with respect to qualified FT projects as set forth in the agreement. Rentech Services Corporation, a wholly owned subsidiary of the Company, provided services to FTS during the fourth quarter of FY 2004. As of September 30, 2004, the Company had a $59,506 receivable due from FTS.

RENTECH, INC.

Notes to Consolidated Financial Statements

Note 7 – Long-Term Debt

Long-term debt consists of the following:

	September 30,
	2004	2003
Mortgage dated February 8, 1999; monthly principal and interest payments of $7,067 with interest of 6.5% unpaid principal and accrued interest due March 1, 2029; collateralized by land and building.	$1,028,742	$1,041,312

Various promissory notes; monthly principal and interest payments of $4,290 with interest of 0% to 9.6%, unpaid principal and interest maturing from May 2005 through January 2009; collateralized by certain fixed assets of the Company.	151,635	99,222

Total long-term debt	1,180,377	1,140,534
Less current maturities	(100,879)	(86,351)

Long-term debt	$1,079,498	$1,054,183

Future maturities of long-term debt are as follows:

Year Ending September 30,
2005	$100,879
2006	56,888
2007	39,413
2008	29,119
2009	25,526
Thereafter	928,552

$1,180,377

Note 8 – Long-Term Convertible Debt

On February 25, 2002, the Company issued four long-term convertible notes totaling $2,250,000 to existing stockholders of the Company, which accrued interest at 8.5% and mature on February 25, 2006. The Company recorded $132,461 in debt issuance costs related to these notes. Monthly payments on the notes of $19,526 commenced on April 1, 2002. The notes are convertible into no more than 4,500,000 registered shares of the Company’s common stock, less two shares for every dollar of principal reduction of the notes paid in the form of cash. The notes allow the Lenders to convert part or all of the principal balance into common stock at a conversion price of $0.50 per share if the market price of the common stock on the conversion date is $0.50 per share or higher. Starting on the first day of the thirteenth calendar month following the date of the notes, and continuing on the first day of each succeeding month until the notes are paid in full, principal in the amount of one-thirty-sixth of the declining principal balance of the notes automatically converts into the Company’s common stock at a conversion price of $0.50 per share. If the average daily market price for the seven trading days preceding the first day of such calendar month is less than $0.50 per share, the difference between $0.50 per share and the average of the seven trading days preceding the date of conversion will be multiplied by the number of shares issued to the Lenders as a result of the conversion, and the resulting dollar amount will be added to the remaining principal balance of the notes. The notes are secured by the assets of OKON, Inc., including the capital stock of that company. The notes began to automatically convert into the Company’s common stock on March 1, 2003. As per the terms of the notes, the automatic conversion will continue on the first day of each succeeding month. As a result, $316,887 of the long-term convertible debt to stockholders is scheduled to convert into the Company’s common stock during the next twelve months. The balance of these convertible notes at September 30, 2004 and 2003 was $1,131,457 and $1,648,463, respectively.

RENTECH, INC.

Notes to Consolidated Financial Statements

Note 8 – Long-Term Convertible Debt (continued)

During January, February, and April 2003, the Company entered into ten convertible notes totaling $1,955,000 with existing stockholders of the Company, which accrued interest at 9% and matured in January, February and April 2004. The Company recorded $136,244 in debt issuance costs related to these notes. For certain notes, the market price of the Company’s common stock was greater than the conversion rate included in the notes. As a result, the Company recorded $459,333 in deferred financing charges related to these notes, which were amortized over the life of the notes. Two of the notes automatically converted during fiscal 2003 into 2,599,912 shares of the Company’s common stock as the average closing price of the Company’s common stock for five days exceeded $0.65 and the Company fully amortized the remaining debt issuance costs related to these two notes. The remaining eight notes were converted into 1,947,423 shares of common stock of the Company during fiscal 2004.

On August 28, 2003, the Company entered into two convertible notes totaling $865,000 with existing stockholders of the Company, of which, $550,000 was received in fiscal 2003 and $315,000 was received in fiscal 2004. The notes bear interest at 10% and mature on August 28, 2006, with all unpaid principal and interest due at that time. Interest-only payments are due on the first day of each month. The Company recorded $10,133 in debt issuance costs related to these notes, including $1,650 in the year ended September 30, 2004. In addition, the market price of the Company’s common stock was greater than the conversion rate included in the notes. As a result, the Company recorded $431,333 in deferred financing charges related to these notes, including $187,000 in the year ended September 30, 2004. The deferred financing charges will be amortized over the life of the notes. The notes are convertible at any time in whole or in part into registered common stock of the Company at a conversion rate of $0.45 per share. The balance of these convertible notes at September 30, 2004 and 2003 was $865,000 and $312,453, respectively.

Future maturities of long-term convertible debt are as follows, including automatic conversions to common stock as well as cash payments:

Year Ending September 30,
2005	$372,620
2006	758,837
2007	581,486

$1,712,943

Required cash payments for the year ended September 30, 2005 after automatic conversions of common stock are $55,733.

Note 9 – Lines of Credit

On February 25, 2002, the Company entered into a $1,000,000 business line of credit agreement with Premier Bank through its 56% owned subsidiary, REN. The line of credit matures on May 1, 2005, at which time all unpaid principal and interest is due. The line of credit bears interest at prime plus 1.5% (6.25% at September 30, 2004), and interest is accrued and payable monthly. Payments of principal are tied to the receipt of accounts receivable by REN. On February 27, 2002, the Company purchased a $500,000 certificate of deposit with Premier Bank, to be used as collateral on the line of credit. On September 29, 2004, the Company entered into a change in terms agreement with Premier Bank whereby the Company redeemed the $500,000 certificate of deposit and applied it against the outstanding balance of the loan. In addition, the available line of credit amount was reduced from $1,000,000 to $500,000. The line of credit is collateralized by the first deed of trust on the real property of PML and REN. The line of credit is guaranteed by Rentech, Petroleum Mud Logging, Inc. and the minority shareholder of REN. The balance of this line of credit at September 30, 2004 was $492,605.

On September 27, 2002, the Company entered into a $500,000 business line of credit agreement with the Bank of Denver. The line of credit is due on demand. On March 4, 2004, the Company and the Bank of Denver signed a change in terms agreement converting the line of credit to an installment loan under which the maturity date of the line was extended from March 1, 2004 to September 1, 2007, at which time all unpaid principal and interest is due. The line of credit bears interest at the Bank of Denver Base Rate plus 0.5% (6.75% at September 30, 2004), and interest is accrued and payable monthly

RENTECH, INC.

Notes to Consolidated Financial Statements

Note 9 – Lines of Credit (continued)

through October 1, 2004, at which time the line of credit will convert to an installment loan, and the remaining balance will be amortized over 36 months beginning October 1, 2004. The line of credit is collateralized by all inventory, accounts receivable and equipment of Rentech. In addition, the line of credit is secured by a mortgage against the building in which our research and development laboratory resides, and 1,304,000 shares of the Company’s common stock consisting of shares owned by five officers of the Company. The balance of this line of credit at September 30, 2004 was $500,000.

On September 17, 2004, the Company entered into a Senior Secured Note with Mitchell Technology Group, a California general partnership (“Mitchell”) that provides Rentech with a credit facility of up to $2,000,000. In connection with the Senior Secured Note, Rentech issued Mitchell a stock purchase warrant for the purchase of 1,250,000 shares of common stock and entered into a Registration Rights Agreement with Mitchell providing for the registration of the shares of common stock underlying the warrant. The Senior Secured Note matures March 20, 2005, and bears annual interest at 9%, payable monthly, commencing November 1, 2004. The Company recorded $190,514 in debt issuance costs related to the note. The note is secured by a junior deed of trust against Rentech’s laboratory building in Denver, Colorado and by a first priority security interest in the intellectual property of Rentech and all of the assets of Rentech Services Corporation, a wholly-owned subsidiary. Payment of the note is also secured by guarantees of Rentech Services Corporation, Rentech Development Corporation, Petroleum Mud Logging, Inc. and OKON, Inc., all of which are wholly-owned subsidiaries of Rentech. As of September 30, 2004, the balance of the credit facility was $157,729, which is shown net of unamortized debt issuance costs related to the warrants of $457,491.

The warrant has an exercise price of $1.14 per share of the common stock, subject to adjustments, and may be exercised for five years ending on September 16, 2009. The warrants were valued using the Black-Scholes option-pricing model, which resulted in offering cost charges of $492,271 recorded as debt issuance costs. The number of shares of common stock for which the warrant may be exercised will be increased by 12,500 shares for each 30-day period if the registration statement required by the terms of the Registration Rights Agreement is not declared effective by February 14, 2005. If Rentech’s planned conversion of the Royster-Clark nitrogen fertilizer plant in East Dubuque, Illinois, which Rentech intends to acquire, to use coal as a feedstock rather than natural gas is not completed, and Rentech does not commence commercial operations of the reconfigured plant, by March 31, 2008, the term of the warrant will be extended for a period equal to the delay and the exercise price will be reduced by one-half. Under the terms of the Registration Rights Agreement, if Rentech has not filed a registration statement for the shares of common stock underlying the warrant with the Securities and Exchange Commission by December 16, 2004 or the registration statement is not declared effective by February 14, 2005, Rentech must issue additional warrants to Mitchell for the purchase of additional shares of common stock equal to 50,000 shares for each 30-day period of delay. Jefferies & Company, Inc. (“Jefferies”) acted as financial advisor and sole placement agent with the structuring, issuance and sale of the debt securities for the Company. The Company paid Jefferies $80,468 for their services, which was recorded as debt issuance costs. In addition, the Company issued Jefferies 50,000 warrants to purchase the common stock of Rentech. The warrants are exercisable at $1.14 per share. The warrants were valued using the Black-Scholes option-pricing model, which resulted in offering cost charges of $19,691 recorded as debt issuance costs.

Note 10 – Stockholders’ Equity

Stockholder Rights Plan

On October 28, 1998, the Company announced the adoption of a Stockholder Rights Plan, intended to protect from unfair or coercive takeover attempts. The Rights become exercisable only if a tender offer is made. The grant of the rights was made to stockholders of record on November 10, 1999.

RENTECH, INC.

Notes to Consolidated Financial Statements

Note 10 – Stockholders’ Equity (continued)

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

During fiscal 2003, the Company offered shares of its common stock for sale in a private placement offering of up to $1,000,000. The Company granted non-exclusive rights to several placement agents to sell the shares under the memorandum. The Company offered its shares for sale at $0.45 per share. In addition, the Company agreed to issue warrants to its brokers, who served as selected dealers in the private placement, to purchase one share of the Company’s common stock for every $4.00 of the Company’s common stock sold, at a purchase price of $1.00. The warrants are exercisable for a period of three years from the date the placement began. The Company issued 3,378,402 shares of its common stock for cash of $1,427,559, net of $92,722 in offering costs under the private placement. The Company also issued warrants to purchase 207,819 shares of the Company’s common stock to brokers related to the private placement.

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

RENTECH, INC.

Notes to Consolidated Financial Statements

Note 10 – Stockholders’ Equity (continued)

Common Stock (continued)

During fiscal 2003, the Company issued 3,661,071 shares of its common stock upon the conversion of $1,698,790 of long-term convertible debt to stockholders.

During fiscal 2003, the Company issued 300,000 shares of its common stock with a market value of $159,000 in payment for director’s fees for fiscal 2002, fiscal 2003 and fiscal 2004. The Company will not distribute the shares attributable to fiscal 2003 and fiscal 2004 until the end of each fiscal year and the completion of director services for that annual period. For the years ended September 30, 2004, 2003 and 2002, the Company has charged $53,000 to expense.

During fiscal 2003, the Company issued $2,505,000 in long-term convertible debt to stockholders and incurred $710,805 in non-cash offering costs related to the convertible notes.

During fiscal 2004, the Company offered shares of its common stock for sale in a private placement offering of up to $500,000. The Company granted non-exclusive rights to several placement agents to sell the shares under the offering described in the memorandum. The Company offered its shares for sale at $0.45 per share. In addition, the Company agreed to issue warrants to its brokers, who served as selected dealers in the private placement, to purchase one share of the Company’s common stock for every $4.00 of the Company’s common stock sold, at a purchase price of $1.00. The warrants are exercisable through November 21, 2006. The Company issued 986,665 shares of its common stock for cash of $444,000 during fiscal 2004 under the private placement. The Company incurred $95,600 in offering costs related to the private placement. The Company has also issued warrants to purchase 93,500 shares of the Company’s common stock to brokers related to the private placement.

During fiscal 2004, the Company also issued 5,736,687 shares of its common stock upon the exercise of stock options and warrants for net cash proceeds of $4,107,357. The Company incurred $155,595 in offering costs related to the common stock issued for options and warrants exercised.

During fiscal 2004, the Company issued 3,569,835 shares of its common stock upon the conversion of $1,682,916 of long-term convertible debt to stockholders. The Company incurred $307,000 in non-cash offering costs during fiscal 2004 related to the convertible notes issued during the period.

During fiscal 2004, the Company also issued 78,737 shares of common stock for services valued at $73,466.

Stock Options and Stock Warrants

At September 30, 2004, the Company had five active stock option plans, which are described below.

During 1994, the Company’s board of directors adopted the 1994 Stock Option Plan, which allows for the issuance of incentive stock options, within the meaning of the Internal Revenue Code. The Company has reserved 300,000 shares of the Company’s $0.01 par value common stock for issuance under the plan. At September 30, 2004 and 2003, 50,000 and 58,000 stock options were outstanding under this plan.

During 1996, the Company’s board of directors adopted the 1996 Stock Option Plan which allows the issuance of incentive stock options, within the meaning of the Internal Revenue Code, and other options pursuant to the plan that constitute nonstatutory options. The Company has reserved 500,000 shares of the Company’s $0.01 par value common stock for issuance under the plan. At September 30, 2004 and 2003, 240,000 and 106,000 stock options were outstanding under this plan.

RENTECH, INC.

Notes to Consolidated Financial Statements

Note 10 – Stockholders’ Equity (continued)

Stock Options and Stock Warrants (continued)

During 1998, the Company’s board of directors adopted the 1998 Stock Option Plan which allows the issuance of incentive stock options, within the meaning of the Internal Revenue Code, and other options pursuant to the plan that constitute nonstatutory options. The Company has reserved 500,000 shares of the Company’s $0.01 par value common stock for issuance under the plan. At September 30, 2004 and 2003, 348,000 and 319,000 stock options were outstanding under this plan.

During 2001, the Company’s board of directors adopted the 2001 Stock Option Plan which allows the issuance of incentive stock options, within the meaning of the Internal Revenue Code, and other options pursuant to the plan that constitute nonstatutory options. The Company has reserved 500,000 shares of the Company’s $0.01 par value common stock for issuance under the plan. At September 30, 2004 and 2003, 500,000 stock options were outstanding under this plan.

During 2003, the Company’s board of directors adopted the 2003 Stock Option Plan which allows the issuance of incentive stock options, within the meaning of the Internal Revenue Code, and other options pursuant to the plan that constitute nonstatutory options. The Company has reserved 500,000 shares of the Company’s $0.01 par value common stock for issuance under the plan. At September 30, 2004 and 2003, 373,000 and 188,000 stock options were outstanding under this plan.

In addition to the five active stock option plans described above, the Company has issued options to purchase the Company’s $0.01 par value common stock pursuant to minutes of the option committee of the board of directors. At September 30, 2004 and 2003, 1,210,500 and 3,656,766 of these stock options were outstanding. The Company has also issued options to purchase the Company’s $0.01 par value common stock pursuant to business option agreements. At September 30, 2004 and 2003, 410,000 and 0 of these stock options were outstanding.

During fiscal 2002, the Company issued options to purchase 460,000 of the Company’s $.01 par value common shares in connection with consulting services. These options may be exercised between $0.41 and $0.86 per share through July 10, 2007. The Company recorded the $67,579 fair value of the options to consulting expense using the Black-Scholes option-pricing model.

During fiscal 2003, the Company issued options to certain employees and directors of the Company to purchase 126,000 shares of the Company’s common stock. The options were valued at $20,808 using the Black-Scholes option-pricing model and did not result in a charge to compensation expense.

During fiscal 2003, the Company issued two warrants to existing stockholders to purchase 2,200,000 shares of the Company’s common stock. The warrants were valued using the Black-Scholes option-pricing model, which resulted in offering cost charges of $287,932 to additional paid in capital. The expiration date of one of the warrants was extended four times which resulted in additional offering cost charges to additional paid in capital of $163,283 in fiscal 2003 and $19,012 in fiscal 2004.

During fiscal 2003, the Company issued warrants to certain brokers to purchase 201,250 shares of the Company’s common stock. The warrants were related to the issuance of long-term convertible debt to stockholders. The warrants were valued using the Black-Scholes option-pricing model, which resulted in debt issuance costs of $7,139.

During fiscal 2003, the Company issued warrants to certain brokers to purchase 207,819 shares of the Company’s common stock. The warrants were related to a private placement offering of the Company’s common stock. The warrants were valued using the Black-Scholes option-pricing model, which resulted in an offering cost charge of $14,744 to additional paid in capital.

RENTECH, INC.

Notes to Consolidated Financial Statements

Note 10 – Stockholders’ Equity (continued)

Stock Options and Stock Warrants (continued)

During fiscal 2003, the Company extended the expiration date of a warrant to purchase 625,000 shares, a warrant to purchase 2,291,667 shares and options to purchase 180,000 shares of the Company’s common stock. The extended options and warrants were valued using the Black-Scholes option pricing model and did not result in recording any additional charges.

During fiscal 2004, the Company issued options to employees of the Company to purchase 440,000 shares of the Company’s common stock at the market price on the date of grant. The options were valued at $185,817 using the Black-Scholes option-pricing model and did not result in a charge to compensation expense.

During fiscal 2004, the Company also issued options to certain consultants to purchase 160,000 shares of the Company’s common stock. The options were issued as compensation and were valued using the Black-Scholes option-pricing model, which resulted in consulting expense charges of $28,522.

During fiscal 2004, the Company issued warrants to certain brokers to purchase 93,500 shares of the Company’s common stock. The warrants were issued as placement agent fees and were valued using the Black-Scholes option-pricing model, which resulted in an offering cost charge to additional paid in capital of $29,413.

During fiscal 2004, the Company also issued warrants authorizing certain warrant-holders to purchase 139,500 shares of the Company’s common stock in connection with amendments to other warrant agreements. The warrants were valued using the Black-Scholes option-pricing model, which resulted in an offering cost charge to additional paid in capital of $21,547.

During fiscal 2004, the Company also issued options to Royster-Clark as part of a stand-still agreement to purchase 250,000 shares of the Company’s common stock. The options were valued using the Black-Scholes option-pricing model, which resulted in an offering cost charge to additional paid in capital of $117,235.

During fiscal 2004, the Company issued warrants to certain brokers to purchase 1,300,000 shares of the Company’s common stock. The warrants were related to a bridge loan. The warrants were valued using the Black-Scholes option-pricing model, which resulted in an offering costs of $511,962 recorded as debt issue costs.

During fiscal 2004, the Company issued warrants to a consultant to purchase 100,000 shares of the Company’s common stock. The warrants were related to work done on the potential Royster-Clark Nitrogen acquisition. The warrants were valued using the Black-Scholes option-pricing model, which resulted in an offering costs of $44,588 recorded as deferred acquisition costs.

RENTECH, INC.

Notes to Consolidated Financial Statements

Note 10 – Stockholders’ Equity (continued)

Stock Options and Stock Warrants (continued)

The following tables summarizes information on stock option and warrant activity:

	Options		Warrants
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, September 30, 2001	8,394,300	1.97	3,992,977	2.00
Granted	1,357,000	0.49	1,002,803	0.99
Exercised	(502,000)	0.21	(104,474)	0.30
Canceled	(4,144,534)	1.13	(750,470)	1.13

Outstanding, September 30, 2002	5,104,766	0.92	4,140,836	1.95
Granted	126,000	0.86	2,609,069	0.54
Exercised	(102,000)	0.81	—	—
Canceled	(301,000)	0.82	(150,000)	1.64

Outstanding, September 30, 2003	4,827,766	2.53	6,599,905	1.40
Granted	850,784	0.90	1,647,064	1.11
Exercised	(2,325,820)	1.05	(3,771,367)	0.69
Canceled	(221,230)	0.63	(600,000)	0.45

Outstanding, September 30, 2004	3,131,500	$0.80	3,875,602	$1.14

Exercisable, September 30, 2004	3,131,500	$0.80	3,875,602	$1.14

Exercisable, September 30, 2003	4,827,766	$2.53	6,599,905	$1.40

Exercisable, September 30, 2002	5,104,766	$0.92	4,140,836	$1.95

	Options	Warrants
Weighted average fair value of options and warrants granted during 2004	$0.39	$0.37

Weighted average fair value of options and warrants granted during 2003	$0.16	$0.12

Weighted average fair value of options and warrants granted during 2002	$0.16	$0.09

RENTECH, INC.

Notes to Consolidated Financial Statements

Note 10 – Stockholders’ Equity (continued)

Stock Options and Stock Warrants (continued)

The Company applies APB Opinion 25, “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for the plans. Under APB Opinion 25, when the exercise price of the Company’s employee stock options is less than the market price of the underlying stock on the date of grant, compensation cost is recognized.

FASB Statement 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), requires the Company to provide pro forma information regarding net loss and net loss per share as if compensation costs for the Company’s stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2004, 2003 and 2002, respectively; dividend yield of 0 percent for all years; expected volatility of 40 to 55 percent in 2004, 37 to 42 percent in 2003 and 33 to 53 percent in 2002, risk-free interest rates of 1.00 to 3.8 percent in 2004, 1.18 to 2.16 percent in 2003 and 2.56 to 4.19 percent in 2002; and expected lives of .76 to 5 years in 2004, 0.16 to 5 years in 2003 and 3 to 5 years in 2002 for the Plans and stock awards.

The following information summarizes stock options outstanding and exercisable at September 30, 2004:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.41-$0.60	1,139,500	2.48	$0.45	1,139,500	$0.45
$0.63-$0.95	1,045,000	3.61	0.86	1,045,000	0.86
$1.05-$1.09	655,000	1.45	1.07	655,000	1.07
$1.14	50,000	4.27	1.14	50,000	1.14
$1.25-$1.78	200,000	0.73	1.30	200,000	1.30
$1.93	42,000	0.64	1.93	42,000	1.93

$0.41-$1.93	3,131,500	2.54	$0.80	3,131,500	$0.80

RENTECH, INC.

Notes to Consolidated Financial Statements

Note 10 – Stockholders’ Equity (continued)

Stock Options and Stock Warrants (continued)

The following information summarizes stock options outstanding and exercisable at September 30, 2003:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.41-$0.60	1,216,000	3.35	$0.45	1,216,000	$0.45
$0.63-$0.86	680,000	1.52	0.68	680,000	0.68
$1.05-$1.09	660,000	2.46	1.07	660,000	1.07
$1.25-$1.78	200,000	0.83	1.30	200,000	1.30
$1.93	42,000	1.65	1.93	42,000	1.93
$5.00	2,029,766	1.25	5.00	2,029,766	5.00

$0.41-$5.00	4,827,766	1.97	$2.53	4,827,766	$2.53

The following information summarizes stock warrants outstanding and exercisable at September 30, 2004:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.66	71,366	0.03	$0.66	71,366	$0.66
$0.94	100,000	4.96	0.94	100,000	0.94
$1.00-$1.20	3,537,570	2.30	1.09	3,537,570	1.09
$2.64	166,666	0.25	2.64	166,666	2.64

$0.66-$2.64	3,875,602	2.23	$1.14	3,875,602	$1.14

RENTECH, INC.

Notes to Consolidated Financial Statements

Note 10 – Stockholders’ Equity (continued)

Stock Options and Stock Warrants (continued)

The following information summarizes stock warrants outstanding and exercisable at September 30, 2003:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$ 0.45-$0.66	2,298,668	0.50	$0.46	2,298,668	$0.46
$1.00-$1.20	2,009,570	1.40	1.06	2,009,570	1.06
$2.64	2,291,667	0.50	2.64	2,291,667	2.64

$0.45-$2.64	6,599,905	0.78	$1.40	6,599,905	$1.40

Note 11 – Commitments and Contingencies

Employment Agreements

The Company has entered into various employment agreements with four of its officers that extend from January 1, 2001 to December 31, 2006. In the event that the Company terminates an officer’s employment for any other reason other than for cause, the Company shall pay the officer his compensation for the remainder of the term or one year, whichever is greater. In addition, the Company has employment agreements with three other officers with expiration dates from March 31, 2005 through August 31, 2005. These three employment agreements with the other officers provide for various settlements upon termination of employment. One employment agreement indicates that no additional obligation exists upon termination of employment unless it is related to the event of death; then the Company shall continue to pay the employee’s estate the employee’s salary for the remainder of the term. The second employment agreement indicates that in the event that the Company terminates the officer’s employment for any other reason other than for cause, the Company shall pay the officer his compensation for the remainder of the term. The third employment agreement indicates that if the officer’s employment with the Company terminates for any reason, the officer will receive twelve months of compensation in addition to any accrued vacation. The employment agreements set forth annual compensation to the seven officers of between $52,000 and $258,562 each. The Company’s total future obligations under employment agreements as of September 30, 2004 are $955,066 (2005), $797,411 (2006) and $199,353 (2007). Compensation is adjusted annually based on the cost of living index.

Retirement Plans

On January 1, 1998, the Company established a 401(k) plan. Employees who are at least 21 years of age are eligible to participate in the plan and share in the employer matching contribution. The employer is currently matching 75% of the first 6% of the participant’s salary deferrals. All participants who have completed 1,000 hours of service and who are employed on the last day of the plan year are eligible to share in the non-matching employer contributions. Employer matching and non-matching contributions vest immediately in years in which the plan is not top heavy. During years in which the plan is top heavy, employer matching and non-matching contributions vest 100% after three years of service. The Company contributed $143,963, $163,651and $134,094 to the plan for the years ended September 30, 2004, 2003, and 2002.

RENTECH, INC.

Notes to Consolidated Financial Statements

Note 11 – Commitments and Contingencies (continued)

Operating Leases

The Company leases office space under a non-cancelable operating lease, which expires on October 31, 2009, with a renewal option for an additional five years. The Company also leases office and warehouse space for its OKON operation, under a lease, which expires on March 31, 2009. The Company also has various operating leases, which expire through September 2007. Total lease expense for the years ended September 30, 2004, 2003, and 2002 was approximately $237,000, $261,000 and $259,000, respectively.

Future minimum lease payments as of September 30, 2004 are as follows:

Year Ending September 30,
2005	$224,082
2006	168,824
2007	179,999
2008	182,452
2009	160,081
Thereafter	10,612

$926,050

The Company leases a portion of its building located in Denver, Colorado, to a third party under a non-cancelable leasing arrangement. The Company accounts for this lease as an operating lease. The lease expires on April 30, 2010. Total lease income for the years ended September 30, 2004, 2003 and 2002 was approximately $88,000, $88,000 and $86,000, respectively.

Future minimum lease payments receivable as of September 30, 2004 are as follows:

Year Ending September 30,
2005	$88,248
2006	88,248
2007	88,248
2008	88,248
2009	88,248
Thereafter	51,478

$492,718

Litigation

In the normal course of business, the Company is party to litigation from time to time. The Company maintains insurance to cover certain actions and believes that resolution of such litigation will not have a material adverse effect on the Company.

RENTECH, INC.

Notes to Consolidated Financial Statements

Note 11 – Commitments and Contingencies (continued)

Contractual Liability

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

Note 12 – Costs and Estimated Earnings on Uncompleted Contracts

The costs and estimated earnings relating to uncompleted contracts are summarized as follows:

	September 30,
	2004	2003
Cost incurred on uncompleted contracts	$775,453	$332,260
Estimated earnings	197,952	355,410

Total costs incurred and estimated earnings	973,405	687,670
Less billings to date	(911,475)	(211,900)

	$61,930	$475,770

Included in the accompanying balance sheet as of September 30, 2004 and 2003 under the following captions:

	September 30,
	2004	2003
Costs and estimated earnings in excess of billings on uncompleted contracts	$177,010	$482,070

Billings in excess of costs and estimated earnings on uncompleted contracts	(115,080)	(6,300)

	$61,930	$475,770

Note 13 – Goodwill and Other Intangibles

Effective October 1, 2001, the Company elected early adoption of SFAS No. 142, which was permitted for entities with fiscal years beginning after March 15, 2001. As of October 1, 2001, the Company had $1,511,368 in unamortized goodwill. In accordance with the provisions of SFAS No. 142, the Company ceased amortization of goodwill from the acquisitions of OKON and PML and has not amortized goodwill from the acquisition of REN. In accordance with SFAS No. 142, the Company had six months from the initial date of adoption to complete the first step transitional impairment test of goodwill. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of the Company’s fiscal year in the year of adoption. As of September 30, 2003, the Company determined that the goodwill recorded in connection with the acquisition of REN was impaired. REN’s customer backlog as of September was not sufficient to support the realization of goodwill and as a result, the Company wrote-off the balance related to REN to impairment of investment. Upon the adoption of SFAS No. 142, the Company evaluated the useful lives of its existing identifiable intangible assets and

RENTECH, INC.

Notes to Consolidated Financial Statements

Note 13 – Goodwill and Other Intangibles (continued)

determined that the existing useful lives are appropriate. The Company completed its annual impairment test as of March 31, 2004 and determined that there was no impact on the Company’s financial position and results of operations, as goodwill was not impaired. Goodwill is tested annually and whenever events and circumstances occur indicating that goodwill might be impaired.

The Company recorded $322,650 in amortization expense during the year ended September 30, 2004, and estimates expense of approximately $258,000, $258,000, $258,000 and $210,000 in each of the fiscal years ending September 30, 2005, 2006, 2007 and 2008 related to identifiable intangibles with a finite life.

The following table summarizes the activity in goodwill for the periods indicated:

	For the Years Ended September 30,
	2004	2003
Paints
Beginning balance	$839,841	$839,841
Additions	—	—
Amortization	—	—

	$839,841	$839,841

Oil and gas field services
Beginning balance	$166,713	$166,713
Additions	—	—
Amortization	—	—

	$166,713	$166,713

Industrial automation systems
Beginning balance	$—	$275,253
Additions	—	—
Reclassifications	—	—
Write-offs	—	(275,253)
Amortization	—	—

	$—	$—

RENTECH, INC.

Notes to Consolidated Financial Statements

Note 13 – Goodwill and Other Intangibles (continued)

	For the Years Ended September 30,
	2004	2003
Total goodwill
Beginning balance	$1,006,554	$1,281,807
Additions	—	—
Reclassifications	—	—
Write-offs	—	(275,253)
Amortization	—	—

	$1,006,554	$1,006,554

The following table summarizes the activity for intangible assets subject to amortization:

	For the Years Ended September 30,
	2004	2003
Licensed technology and technology rights
Gross carrying amount	$3,718,895	$3,718,895
Accumulated amortization	(2,736,512)	(2,478,956)

	$982,383	$1,239,939

Aggregate amortization expense	$257,556	$257,555

Other intangibles
Gross carrying amount	$424,698	$1,276,310
Accumulated amortization	(366,831)	(1,106,027)
Write-offs	(57,867)	(47,322)

	$—	$122,961

RENTECH, INC.

Notes to Consolidated Financial Statements

Note 13 – Goodwill and Other Intangibles (continued)

	For the Years Ended September 30,
	2004	2003
Aggregate amortization expense	$65,094	$349,024

Total intangible assets subject to amortization
Gross carrying amount	$4,143,593	$4,995,205
Accumulated amortization	(3,103,343)	(3,584,983)
Write-offs	(57,867)	(47,322)

	$982,383	$1,362,900

Aggregate amortization expense	$322,650	$606,579

The following table summarizes the effect of SFAS No. 142 on loss applicable to common stock per share loss:

	Three Months Ended September 30,		For the Years Ended September 30,
	2004	2003	2004	2003
	(Unaudited)	(Unaudited)
Reported loss applicable to common stock	$(2,433,584)	$(4,942,485)	$(7,210,693)	$(9,535,405)
Add back: goodwill amortization	—	—	—	—

Adjusted loss applicable to common stock	$(2,433,584)	$(4,942,485)	$(7,210,693)	$(9,535,405)

Reported per share loss	$(0.03)	$(0.07)	$(0.08)	$(0.13)
Add back: goodwill amortization	—	—	—	—

Adjusted per share loss	$(0.03)	$(0.07)	$(0.08)	$(0.13)

RENTECH, INC.

Notes to Consolidated Financial Statements

Note 13 – Goodwill and Other Intangibles (continued)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Reported loss applicable to common stock	$(1,184,087)	$(1,968,691)	$(4,777,109)	$(4,592,920)
Add back: goodwill amortization	—	—	—	—

Adjusted loss applicable to common stock	$(1,184,087)	$(1,968,691)	$(4,777,109)	$(4,592,920)

Reported per share loss	$(0.01)	$(0.03)	$(0.06)	$(0.06)
Add back: goodwill amortization	—	—	—	—

Adjusted per share loss	$(0.01)	$(0.03)	$(0.06)	$(0.06)

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Reported loss applicable to common stock	$(1,675,379)	$(1,233,058)	$(3,593,022)	$(2,624,229)
Add back: goodwill amortization	—	—	—	—

Adjusted loss applicable to common stock	$(1,675,379)	$(1,233,058)	$(3,593,022)	$(2,624,229)

Reported per share loss	$(0.02)	$(0.02)	$(0.04)	$(0.04)
Add back: goodwill amortization	—	—	—	—

Adjusted per share loss	$(0.02)	$(0.02)	$(0.04)	$(0.04)

	Three Months Ended December 31,
	2003	2002
	(Unaudited)	(Unaudited)
Reported loss applicable to common stock	$(1,917,643)	$(1,391,171)
Add back: goodwill amortization	—	—

Adjusted loss applicable to common stock	$(1,917,643)	$(1,391,171)

Reported per share loss	$(0.02)	$(0.02)
Add back: goodwill amortization	—	—

Adjusted per share loss	$(0.02)	$(0.02)

RENTECH, INC.

Notes to Consolidated Financial Statements

Note 13 – Goodwill and Other Intangibles (continued)

	For the Years Ended September 30,
	2002	2001	2000
Reported loss applicable to common stock	$(5,469,545)	$(7,254,306)	$(4,189,006)
Add back: goodwill amortization	—	98,351	94,477

Adjusted loss applicable to common stock	$(5,469,545)	$(7,155,955)	$(4,094,529)

Reported per share loss	$(0.08)	$(0.11)	$(0.07)
Add back: goodwill amortization	—	—	—

Adjusted per share loss	$(0.08)	$(0.11)	$(0.07)

Note 14 – Minority Interest

On August 1, 2001, the Company received 7,127 shares of common stock of REN Corporation, which represents a 56% majority interest, for a total purchase price of $1,414,716. At the date of the acquisition, REN had not satisfied certain obligations as originally contemplated by the parties. As a result, the original shareholders of REN executed a promissory note under which they agreed to assign to the Company their rights to an allocation of profits from REN until an amount of profits was allocated to the Company equal to $229,561 plus 6% accrued interest on the outstanding balance accruing on August 1, 2001. In accordance with the stock purchase agreement, this amount would be a cash payment out of future dividends that REN declares to the original shareholders. These cash payments would be provided to the Company by the original shareholders, and the investment in REN would be reduced by such payments. As of September 30, 2004, no such distributions have been made.

During fiscal 2002, the Company chose to modify the purchase price allocation as per the provisions of SFAS 142 for the acquisition of REN. The $229,561 receivable from the original REN stockholders was reclassified from the investment in REN to a long-term note receivable from the original REN shareholders. The reclassification was made to more accurately reflect the transaction as the receivable was expected to be collectible in the future. As a result of the reclassification, REN’s goodwill was reduced from $504,814 to $275,253. Per the Stock Purchase Agreement, the note receivable from the original REN stockholders accrues interest at 6% per annum.

On October 29, 2002, a judgment was entered in a civil action REN Corporation brought against Case Corporation to collect an account receivable. The contract had been awarded in January 1998, before Rentech’s acquisition of its interest in REN. The judgment, entered in the U.S. District Court for Oklahoma, denied REN’s collection claim and awarded judgment in favor of Case Corporation on its claim against REN for a breach of a condition of the contract. The judgment was in the amount of $325,795 plus costs and interest. During March 2003, REN and Case Corporation reached a settlement under which REN will pay Case Corporation $325,000 in quarterly installments beginning in March 2003 and ending in June 2004. Rentech has advanced the quarterly installments, and is to be reimbursed from any profits otherwise payable to the minority shareholders who own the other 44 percent of REN Corporation. As of September 30, 2004, REN has paid Case Corporation the full amount owed of $325,000.

REN retained possession of the test stand built for Case Corporation based on the judgment mentioned above. During fiscal 2003, REN’s management decided that rather than retrofitting the Case test stand to be sold to another customer, the test stand would be retrofitted to become a fixed asset of REN. Several revenue-generating activities were identified as uses for the test stand. In addition, REN was considering providing testing services to customers for whom purchasing a new test stand would not provide a suitable return on investment. As of September 30, 2003, the Case test stand was recorded as a fixed asset at a value of $332,258. During the 4th quarter of fiscal 2004, management concluded that REN did not have the resources to proceed with their plan to provide testing services to customers. Management concluded that the Case test stand no longer had value as a fixed asset, and the parts of the test stand would either be sold to customers or used to build

RENTECH, INC.

Notes to Consolidated Financial Statements

Note 14 – Minority Interest (continued)

new test stands. Any part of the test stand that fit neither of those criteria was assigned a $0 value. Management valued the inventory components of the Case test stand at $100,026. This amount was determined on a component-by-component basis comprised of only those components that could be used to build a new test stand, or those that could be sold directly to a third party. As of September 30, 2004, REN reclassed $100,026 from fixed assets to inventory, and wrote-off $224,826 as an impairment on the Case machine.

The receivable from the original REN shareholders per the Stock Purchase Agreement as well as the advances of the quarterly installments paid to Case Corporation have been accounted for as a note receivable from the original REN shareholders. Total principal and accrued interest for this note receivable as of September 30, 2003 was $580,657. However, as of September 30, 2003, REN’s customer contract backlog was not sufficient to support the valuation of the note receivable or REN’s goodwill. Therefore, as of September 30, 2003, the Company fully reserved for the note receivable as a bad debt expense in the amount of $580,657 and wrote off the goodwill associated with REN in the amount of $275,253 to impairment of investments.

In connection with the acquisition of REN, the Company entered into an employment contract with Gary Roberts and non-compete agreements with Mr. Roberts and several other employees. Rentech is the owner of key-man life insurance policies for these people and therefore valued the non-compete agreements, which have a five-year life, at 25% of the value of the policies, or $162,500. The value of each policy was based upon an estimate to replace these employees. Management determined that a valuation of the non-compete agreements based upon profits lost if these employees were to leave would not be reasonable as Mr. Roberts owns 44% of REN and therefore has a significant incentive not to leave. During the 4th quarter of FY 2004, due to the lack of new projects, management concluded that this asset was impaired and wrote off the remaining amortized cost of $57,867.

Note 15 – Income Taxes

There was no provision for income taxes required for the years ended September 30, 2004, 2003 and 2002 due to operating losses in those years and a valuation allowance of the cumulative net operating loss carryforwards. At September 30, 2004, the Company had available net operating loss carry forwards of approximately $37,500,000 for tax reporting purposes. The operating loss carry forwards expire through 2024. These carry forwards are subject to various limitations imposed by the rules and regulations of the Internal Revenue Service.

There were no tax benefits established in the statements of operations since the Company has a 100 percent valuation allowance for the tax benefit of net deductible temporary differences and operating loss carry forwards. Management is not able to determine if it is more likely than not that the deferred tax assets will be realized. The Company has deferred tax assets with a 100 percent valuation allowance at September 30, 2004 and 2003.

RENTECH, INC.

Notes to Consolidated Financial Statements

Note 15 – Income Taxes (continued)

The tax effect on the components is as follows:

	September 30,
	2004	2003
Net operating loss carry forwards	$13,994,000	$11,519,000
Accruals for financial statement purposes not allowed for income taxes – cash basis	345,000	407,000
Basis difference in investment in Dresser	687,000	691,000
Basis difference in investment in Advanced Technologies	701,000	701,000
Basis difference in other intangible assets	19,000	21,000
Basis difference relating to licensed technology	580,000	527,000
Basis difference in property and equipment	(358,000)	(365,000)
Basis difference in other assets	7,000	7,000
Basis difference in goodwill	(107,000)	(72,000)
Basis difference in technology rights	25,000	21,000
Basis difference in investment in Sand Creek	4,000	19,000

	15,897,000	13,476,000
Valuation allowance	(15,897,000)	(13,476,000)

	$—	$—

A reconciliation of the income taxes at the federal statutory rate to the effective tax rate is as follows:

	For the Years Ended September 30,
	2004	2003	2002
Federal income tax benefit computed at the Federal statutory rate	$(2,452,000)	$(2,531,000)	$(1,813,000)
State income tax benefit net of Federal benefit	(220,000)	(272,000)	(187,000)
Other – permanent differences	251,000	(130,000)	475,000
Change in valuation allowance	2,421,000	2,933,000	1,525,000

Income tax benefit	$—	$—	$—

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

RENTECH, INC.

Notes to Consolidated Financial Statements

Note 16 – Segment Information (continued)

	For the Years Ended September 30,
	2004	2003	2002
Revenues
Alternative fuels	$984,492	$915,563	$2,709,787
Paints	2,265,567	2,161,138	1,927,854
Oil and gas field services	4,721,788	3,580,448	2,021,957
Industrial automation systems	801,270	1,819,852	2,900,737

	$8,773,117	$8,477,001	$9,560,335

Operating income (loss)
Alternative fuels	$(5,401,029)	$(5,972,821)	$(4,264,609)
Paints	(95,560)	(218,967)	(191,485)
Oil and gas field services	606,842	216,548	(223,121)
Industrial automation systems	(427,235)	(317,762)	(183,345)

	$(5,316,982)	$(6,293,002)	$(4,862,560)

Depreciation and amortization
Alternative fuels	$461,530	$772,195	$793,378
Paints	23,619	22,485	59,422
Oil and gas field services	157,115	124,416	129,286
Industrial automation systems	106,239	108,042	247,886

	$748,503	$1,027,138	$1,229,972

Interest expense
Alternative fuels	$856,732	$942,396	$233,701
Paints	272	—	—
Oil and gas field services	1,999	1,026	2,033
Industrial automation systems	52,644	56,070	31,884

	$911,647	$999,492	$267,618

Equity in net loss of investees:
Alternative fuels	$252,415	$205,890	$252,013

Expenditures for additions of long-lived assets
Alternative fuels	$70,603	$101,253	$118,753
Paints	1,500	21,243	21,342
Oil and gas field services	221,304	61,142	64,634
Industrial automation systems	(7,406)	6,493	22,625

	$286,001	$190,131	$227,354

Investment in equity method investees	$(89,436)	$(15,070)	$(5,864)

RENTECH, INC.

Notes to Consolidated Financial Statements

Note 16 – Segment Information (continued)

	For the Years Ended September 30,
	2004	2003	2002
Total assets
Alternative fuels	$4,756,355	$5,590,559	$9,672,083
Paints	1,415,609	1,613,634	1,471,671
Oil and gas field services	2,363,017	2,298,340	1,954,789
Industrial automation systems	844,307	1,684,581	3,064,685

	$9,379,288	$11,187,114	$16,163,228

Note 17 – Significant Customers

As of September 30, 2004, one customer from the oil and gas field services segment accounted for 17% of total accounts receivable while two customers, one from the oil and gas field services segment and one from the paint segment accounted for 14% and 11% of total revenues, respectively. As of September 30, 2003, one customer from the oil and gas field services segment accounted for 13% of total accounts receivable while two customers, one from the paint segment and one from the industrial automation systems segment accounted for 16% and 12% of total revenues, respectively. As of September 30, 2002, three customers, one from the alternative fuels segment and two from the industrial automation systems segment accounted for 10%, 40% and 10% of total accounts receivable, respectively, while three customers, one from the alternative fuels segment, one from the paint segment and one from the industrial automation systems segment accounted for 20%, 10% and 19% of total revenues, respectively.

Note 18 – Valuation and Qualifying Accounts

	Balance at Beginning of Period	Charged to Expense	Deductions and Write- Offs	Balance at End of Period
Year Ended September 30, 2004
Allowance for doubtful accounts	$17,500	$125,755	$—	$143,255
Deferred tax valuation account	$13,476,000	$2,421,000	$—	$15,897,000

Year Ended September 30, 2003
Allowance for doubtful accounts	$12,000	$5,500	$—	$17,500
Deferred tax valuation account	$10,543,000	$2,933,000	$—	$13,476,000
Reserve for note receivable	$580,657	$580,657	$—	$—

Year Ended September 30, 2002
Allowance for doubtful accounts	$7,325	$4,675	$—	$12,000
Deferred tax valuation account	$9,018,000	$1,525,000	$—	$10,543,000

RENTECH, INC.

Notes to Consolidated Financial Statements

Note 19 – Related Party Transactions

During fiscal 2000, the Company began to defer the payment of a portion of the compensation of certain officers of the Company. The deferral has continued through fiscal 2004. As of September 30, 2004 and 2003, the Company had deferred compensation of $434,646 and $437,958.

During January 2003, the Company began to defer monthly salary payments to certain officers. These officers and the Company entered into convertible notes in the amount of such deferred salary payments. The notes bear interest at 9% and mature in twelve months, with all unpaid principal and interest due at that time. Within the first 120 days, the notes may be converted in whole or in part into unregistered common stock of the Company at a conversion rate of $0.45 per share if the closing market price for the Company’s common stock for three consecutive days exceeds $1.00 per share. After the first 120 days, the notes may be converted in whole or in part into unregistered common stock of the Company without respect to the closing market price of the Company’s common stock at a conversion rate of $0.45 per share for the deferrals between January 1, 2003 and March 31, 2003 and at the closing market price for all subsequent deferrals. As of September 30, 2004 the balance in these convertible notes was $185,166.

In addition to the related party disclosures in Notes 5, 6, 8, 11 and 14, for the years ended September 30, 2004, 2003 and 2002, the Company incurred $1,475, $0, and $10,000 in consulting services, which were paid to a director of the Company.

Note 20 – Subsequent Events

On November 19, 2004, the Company issued three promissory notes totaling $850,000. The Company paid $42,500 in debt issuance costs related to the promissory notes. In connection with the promissory notes, the Company issued stock purchase warrants for the purchase of 782,893 shares of common stock and entered into Registration Rights Agreements providing for the registration of the shares of common stock underlying the warrants. The promissory notes mature November 18, 2005, and bear annual interest between 8.5% and 10.0% with principal and interest payable on November 18, 2005. The promissory notes will become due and payable immediately if the Company fails to enter into a binding agreement with Royster-Clark, Inc. on or before February 17, 2005 for the purchase of all the issued and outstanding stock of Royster-Clark Nitrogen, Inc. The warrants have an exercise price of $1.14 per share of common stock, and may be exercised for three years ending on November 19, 2007. The warrants were valued using the Black-Scholes option-pricing model, which resulted in debt issuance charges of $302,561.

EXHIBIT INDEX

3(i)	Restated Articles of Incorporation, dated November 30, 2004.

3(ii)	Bylaws dated November 30, 2004.

4.1	Shareholder Rights Plan dated November 10, 1998 (incorporated by reference to the exhibits to Rentech’s Current Report on Form 8-K filed on November 19, 1998).

4.2	Form of Stock Purchase Warrant issued to investors in the 1999 private placement of securities (incorporated by reference to Exhibit No. 4.2 to Annual Report on Form 10-KSB for the year end September 30, 1999 filed January 12, 2000).

4.3	Form of Convertible Promissory Note issued under the 2002 private placement of convertible promissory notes (incorporated by reference to the exhibits to Form S-3/A Amendment Two to Registration Statement No. 333-85682 filed October 28, 2002).

4.4	Form of Stock Purchase Warrant issued in the 2002 private placement of securities (incorporated by reference to the exhibits to Form S-3/A Amendment Two to Registration Statement No. 333-85682 filed October 28, 2002).

4.5	Form of Registration Rights Agreement (incorporated by reference to the exhibits to Form S-3/A Amendment Two to Registration Statement No. 333-85682 filed October 28, 2002).

4.6	Form of Non-statutory Stock Option Agreement (incorporated by reference to the exhibits to Form S-3/A Amendment Two to Registration Statement No. 333-85682 filed October 28, 2002).

4.7	Form of Convertible Promissory Note issued under the 2003 private placement of convertible promissory notes (incorporated by reference to the exhibits to Quarterly Report on Form 10-Q dated February 13, 2004).

4.8	Form of Stock Purchase Warrant issued under the 2003 private placement of convertible promissory notes (incorporated by reference to the exhibits to Quarterly Report on Form 10-Q dated February 13, 2004).

4.9	Senior Secured Note dated September 17, 2004 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed September 23, 2004).

4.10	Stock Purchase Warrant dated September 17, 2004 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed September 23, 2004).

4.11	Registration Rights Agreement dated September 17, 2004 (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed September 23, 2004).

10.2	1994 Stock Option Plan (incorporated by reference to the exhibits to Post-Effective Amendment No. 5 to Rentech’s Registration Statement No. 33-37150-D Form S-18 on Form SB-2).

10.3	1996 Stock Option Plan (incorporated by reference to the exhibits to Rentech’s Current Report on Form 8-K dated December 18, 1996).

10.4	1998 Stock Option Plan (incorporated by reference to the exhibits to Rentech’s Registration Statement No. 333-95537 on Form S-8).

1

10.5	2001 Stock Option Plan (incorporated by reference to the exhibits to Rentech’s Annual Report on Form 10-K for the year ended September 30, 2002).

10.6	2003 Stock Option Plan (incorporated by reference to the exhibits to Rentech’s Annual Report on Form 10-K for the year ended September 30, 2002).

10.7	Employment Contract with executive officer of subsidiary REN Corporation (incorporated by reference to Exhibit 10.6 to Rentech’s Annual Report on Form 10-K for the year ended September 30, 2001).

10.8	License Agreement with Texaco Natural Gas, Inc. dated October 8, 1998 (incorporated by reference to Exhibit 10.10 to Rentech’s Annual Report on Form 10-KSB for the year ended September 30, 1998).

10.9	Technical Services Agreement dated June 14, 1999 between Rentech and Texaco Energy Systems, Inc. (incorporated by reference to Exhibit 10.7 to Rentech’s Annual Report on Form 10-K for the year ended September 30, 2001)

10.10	FT Solutions LLC Operating Agreement dated as of June 15, 2004 between Headwaters Technology Innovation Group, Inc. and Rentech, Inc. (incorporated by reference to the exhibits to Current Report on Form 8-K filed August 26, 2004).

10.11	Contribution Agreement dated as of June 15, 2004 Among Headwaters Technology Innovation Group, Inc., Rentech, Inc. and FT Solutions LLC (incorporated by reference to the exhibits to Current Report on Form 8-K filed August 26, 2004).

10.12	Patent and Trademark License Agreement dated June 15, 2004 Between Headwaters Technology Innovation Group, Inc. and FT Solutions LLC (incorporated by reference to the exhibits to Current Report on Form 8-K filed August 26, 2004).

10.13	Patent and Trademark License Agreement dated June 15, 2004 Between Rentech, Inc. and FT Solutions LLC (incorporated by reference to the exhibits to Current Report on Form 8-K filed August 26, 2004).

10.14	Patent and Trademark License Agreement dated as of June 15, 2004 Between FT Solutions LLC and Rentech, Inc. (incorporated by reference to the exhibits to Current Report on Form 8-K filed August 26, 2004).

10.15	Services Agreement Between Headwaters Technology Innovation Group, Inc., Rentech, Inc. and FT Solutions LLC (incorporated by reference to the exhibits to Current Report on Form 8-K filed August 26, 2004).

10.16	Services Contract with Wyoming Business Council dated June 7, 2004 (incorporated by reference to Exhibit No. 10.9 to the Current Report on Form 8-K filed June 7, 2004.

10.17	Technical Services Agreement with Clean Coal Power Resources, Inc. dated October 29, 2003 (incorporated by reference to Exhibit 10.1 to Rentech’s Current Report on Form 8-K dated December 11, 2003).

10.18	Letter of Intent with Pertamina dated October 2, 2001 (incorporated by reference to Exhibit No. 10.12 to Rentech’s Amendment No. Two to Registration Statement No. 333-85682 on Form S-3/A).

10.19	Memorandum of Understanding with GTL Bolivia, S.A. dated June 22, 2001 (incorporated by reference to Exhibit No. 10.14 to Rentech’s Amendment No. Two to Registration Statement No. 333-85682 on Form S-3/A).

2

10.20	Memorandum of Understanding with Jacobs Engineering U.K. Limited dated January 20, 2004, 1999 (incorporated by reference to exhibits to Current Report on Form 8-K filed January 29, 2004).

10.21	Memorandum of Understanding dated June 4, 2004 with the Independent State of New Guinea, Niugini Gas & Chemicals Pte Ltd and I&G Venture Capital Co. Ltd (incorporated by reference to Exhibit 99 to Current Report on Form 8-K filed June 30, 2004).

10.23	Employment Agreement with Charles B. Benham (incorporated by reference to Exhibit No. 10.18 to Rentech’s Amendment No. Two to Registration Statement No. 333-85682 on Form S-3/A).

10.24	Employment Agreement with Mark S. Bohn (incorporated by reference to Exhibit No. 10.19 to Rentech’s Amendment No. Two to Registration Statement No. 333-85682 on Form S-3/A).

10.25	Employment Agreement with Ronald C. Butz (incorporated by reference to Exhibit No. 10.20 to Rentech’s Amendment No. Two to Registration Statement No. 333-85682 on Form S-3/A).

10.26	Employment Agreement with Dennis L. Yakobson (incorporated by reference to Exhibit No. 10.22 to Rentech’s Amendment No. Two to Registration Statement No. 333-85682 on Form S-3/A).

14	Code of Ethics.

21	Subsidiaries of Rentech, Inc.

23	Consent of Independent Certified Public Accountants.

31.1	Certification of President and Chief Executive Officer Pursuant to Rule 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a).

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

3