Form 10-Q
period 2004-12-31
RENTECH INC /CO/
filed 2005-02-09
CIK 868725

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

or

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

The number of shares of the Registrant’s common stock outstanding as of February 7, 2005 was 92,797,607.

RENTECH, INC.

Form 10-Q

First Quarter ended December 31, 2004

RENTECH, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Balance Sheets

	December 31, 2004 (Unaudited)	September 30, 2004
Assets
Current assets
Cash	$1,312,978	$255,417
Accounts receivable, net of $143,255 and $143,255 allowance for doubtful accounts	1,354,521	1,172,140
Costs and estimated earnings in excess of billings	24,788	177,010
Other receivables	85,899	78,133
Receivable from related party	22,482	18,868
Inventories (Note 3)	554,099	505,918
Prepaid expenses and other current assets	546,623	33,656

Total current assets	3,901,390	2,241,142

Property and equipment, net of accumulated depreciation of $2,191,869 and $2,088,664	3,737,326	3,720,084

Other assets
Licensed technology, net of accumulated amortization of $2,592,285 and $2,535,089	838,864	896,059
Goodwill, net of accumulated amortization of $400,599	1,006,554	1,006,554
Investment in advanced technology companies (Note 4)	611,500	611,500
Technology rights, net of accumulated amortization of $208,616 and $201,422	79,130	86,324
Deferred acquisition costs	1,203,061	413,944
Debt issuance costs	346,449	322,469
Deposits and other assets	105,208	81,212

Total other assets	4,190,766	3,418,062

Total assets	$11,829,482	$9,379,288

(Continued on following page)

See notes to consolidated financial statements.

RENTECH, INC.

Consolidated Balance Sheets

(Continued from previous page)

	December 31, 2004 (Unaudited)	September 30, 2004
Liabilities And Stockholders’ Equity
Current liabilities
Accounts payable	$1,196,724	$700,301
Billings in excess of costs and estimated earnings	—	115,080
Accrued payroll and benefits	607,345	444,338
Deferred compensation	452,340	434,646
Accrued liabilities	219,416	286,538
Convertible notes payable to related parties (Note 8)	188,682	185,166
Lines of credit payable (Note 7)	1,937,863	1,185,114
Current portion of long-term debt (Note 5)	1,973,250	100,879
Current portion of long-term convertible debt to stockholders (Note 6)	15,560	55,733

Total current liabilities	6,591,180	3,507,795

Long-term liabilities
Long-term debt, net of current portion	1,417,853	1,079,498
Long-term convertible debt to stockholders, net of current portion (Note 6)	817,876	1,657,210
Lessee deposits	7,485	7,485
Investment in Sand Creek	23,002	18,911
Investment in FT Solutions, LLC	35,566	70,525

Total long-term liabilities	2,301,782	2,833,629

Total liabilities	8,892,962	6,341,424

Minority interest	—	—

Commitments and contingencies

Stockholders’ equity (Note 9)
Convertible preferred stock - $10 par value; 1,000,000 shares authorized and no shares outstanding	—	—
Common stock - $.01 par value; 150,000,000 shares authorized; 92,025,441 and 89,708,509 shares issued and outstanding	920,254	897,085
Additional paid-in capital	51,917,570	49,790,518
Accumulated deficit	(49,901,304)	(47,649,739)

Total stockholders’ equity	2,936,520	3,037,864

Total liabilities and stockholders’ equity	$11,829,482	$9,379,288

See notes to consolidated financial statements.

RENTECH, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended December 31,
	2004	2003
Revenues
Product sales	$496,428	$376,837
Service revenues	1,827,303	1,268,828

Total revenues	2,323,731	1,645,665

Cost of sales
Product sales	256,354	220,341
Service costs	1,490,032	913,835

Total cost of sales	1,746,386	1,134,176

Gross profit	577,345	511,489

Operating expenses
General and administrative expense	1,682,956	1,791,916
Depreciation and amortization	113,153	154,950
Research and development	174,675	172,549

Total operating expenses	1,970,784	2,119,415

Loss from operations	(1,393,439)	(1,607,926)

Other income (expenses)
Equity in loss of investee	(171,153)	(48,242)
Interest income	897	2,845
Interest expense	(689,123)	(352,580)
Gain/(loss) on disposal of fixed assets	1,253	(3,640)

Total other income (expense)	(858,126)	(401,617)

Minority interest in subsidiary’s net loss	—	91,900

Net loss applicable to common stockholders	$(2,251,565)	$(1,917,643)

Basic and diluted loss per common share	$(0.025)	$(0.024)

Basic and diluted weighted-average number of common shares outstanding	90,027,009	80,522,553

See notes to consolidated financial statements.

RENTECH, INC.

Consolidated Statement of Stockholders’ Equity

(Unaudited)

	Convertible Preferred Stock				Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Series A		Series B		Shares	Amount
	Shares	Amount	Shares	Amount
Balance, September 30, 2004 (audited)	—	$—	—	$—	89,708,509	$897,085	$49,790,518	$(47,649,739)	$3,037,864
Common stock issued for options and warrants exercised	—	—	—	—	490,408	4,904	405,254	—	410,158
Common stock issued for conversion of convertible notes	—	—	—	—	1,819,945	18,199	891,773	—	909,972
Stock options granted for stand-still agreement	—	—	—	—	—	—	178,766	—	178,766
Warrants issued in conjunction with bridge loans					—	—	641,566	—	641,566
Common stock issued for services	—	—	—	—	6,579	66	9,693	—	9,759
Net loss for the three months ended December 31, 2004	—	—	—	—	—	—	—	(2,251,565)	(2,251,565)

Balance, December 31, 2004	—	$—	—	$—	92,025,441	$920,254	$51,917,570	$(49,901,304)	$2,936,520

See notes to consolidated financial statements.

RENTECH, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended December 31,
	2004	2003
Cash flows from operating activities
Net loss	$(2,251,565)	$(1,917,643)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	105,067	110,918
Amortization	64,389	80,661
(Gain) loss on disposal of fixed assets	(1,253)	3,640
Equity in loss of investee	171,153	48,242
Minority interest in net loss of subsidiary	—	(91,900)
Accrued interest expense	14,038	22,807
Salaries expense paid through debt	—	266,780
Common stock issued for services	9,759	—
Stock options and warrants issued for services	178,766	28,523
Changes in operating assets and liabilities
Accounts receivable	(182,381)	80,409
Costs and estimated earnings in excess of billings	152,222	357,822
Other receivables and receivable from related party	(11,380)	7,990
Inventories	(48,181)	(17,332)
Prepaid expenses and other current assets	74,952	(20,057)
Accounts payable	496,423	(131,543)
Billings in excess of costs and estimated earnings	(115,080)	78,989
Accrued liabilities, accrued payroll and other	113,579	(184,692)

Net cash used in operating activities	(1,229,492)	(1,276,386)

Cash flows from investing activities
Purchase of property and equipment	(62,549)	(79,935)
Proceeds from disposal of fixed assets	3,719	—
Deposits and other assets	(227,552)	(33,082)
Cash used in purchase of investments	(202,021)	(34,769)

Net cash used in investing activities	(488,403)	(147,786)

Cash flows from financing activities
Proceeds from issuance of common stock	410,158	1,036,625
Payment of offering costs	(52,462)	(95,600)
Proceeds from long-term debt and notes payable	1,850,000	792,530
Payment of debt issuance costs	(187,390)	—
Proceeds from line of credit, net	1,006,613	(109,302)
Payments on long-term convertible debt and notes payable	(251,463)	(201,432)

Net cash provided by financing activities	2,775,456	1,422,821

Increase (decrease) in cash	1,057,561	(1,351)

Cash, beginning of period	255,417	815,763

Cash, end of period	$1,312,978	$814,412

(Continued on following page)

See notes to consolidated financial statements.

RENTECH, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(Continued from previous page)

For the three months ended December 31, 2004 and 2003, the Company made cash interest payments of $142,314 and $113,028. Excluded from the statements of cash flows for the three months ended December 31, 2004 and 2003 were the effects of certain non-cash investing and financing activities as follows:

	Three Months Ended December 31,
	2004	2003
Purchase of annual insurance financed with a note payable	$587,919	$222,348
Issuance of common stock for conversion of convertible notes payable	$909,972	$450,265
Warrants issued in conjunction with bridge loans	$641,566	$—
Deferred financing charges for convertible promissory notes	$—	$307,000
Issuance of common stock for subscription receivable	$—	$25,000
Purchase of fixed assets with note payable	$62,226	$40,652
Reclassification of line of credit to long-term debt	$500,000	$—

See notes to consolidated financial statements.

RENTECH, INC.

Notes to Consolidated Financial Statements

December 31, 2004 (Unaudited)

Note 1 – Description of Business and Basis of Presentation

Description of Business

Rentech, Inc. (“Rentech”, “we”, or “the Company”) was incorporated in 1981 to develop and market processes, using Fischer-Tropsch technology (“the Rentech Process”), for conversion of synthesis gas derived from low-value, carbon-bearing solids or gases into high-value hydrocarbons, including high-grade diesel fuel, naphthas and waxes. Our business historically has focused on research and development of our Fischer-Tropsch (F-T) technology, and licensing it to third parties. During fiscal 2004 we expanded our original business strategy of licensing our technology to include the deployment of our Rentech Process in existing domestic fertilizer plants that we may acquire and in other selected domestic and international projects. In the United States, we are planning to acquire interests in existing nitrogen fertilizer plants currently using natural gas as feedstock. We plan to convert these plants to use coal or refinery residues, which are readily available and less expensive as feedstocks, and to add our Rentech Process to produce Fischer-Tropsch liquid hydrocarbon products in addition to the nitrogen fertilizers already being produced by the plants. We believe that converting domestic plants in this manner would enable us to utilize our technology in a commercial scale plant, and, we believe, greatly improve our financial results, as well as deploy our technology more rapidly in less risky circumstances than in international projects. We are planning to initially implement this strategy by purchasing Royster-Clark Nitrogen, Inc., which owns an 830 ton per day nitrogen fertilizer plant in East Dubuque, Illinois (East Dubuque plant). On December 10, 2004, we entered into a stock purchase agreement with Royster-Clark, Inc. for us to purchase all the outstanding stock of Royster-Clark Nitrogen. The purchase price for the stock is $50 million. We are also to pay up to $13 million to acquire the net working capital of the business, consisting of current assets including accounts receivable and inventories, and current liabilities including accounts payable and accrued liabilities. We are attempting to complete arrangements for equity and debt financing to consummate the purchase. The closing is currently scheduled to occur in February 2005.

In addition to our Fischer-Tropsch alternative fuels segment, we own interests in three subsidiaries. These are our paint segment conducted through OKON, Inc., our oil and gas field services segment conducted through Petroleum Mud Logging, Inc., and the industrial automation systems segment conducted by REN Corporation, of which we own 56%.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2004. Operating results for the three months ended December 31, 2004 are not necessarily indicative of the results that may be realized for the full fiscal year ending September 30, 2005.

Management’s Plans

From the Company’s inception on December 18, 1981 through December 31, 2004, the Company has incurred losses in the amount of $49,901,304. For the three months ended December 31, 2004, the Company recognized a $2,251,565 net loss. If the Company does not obtain additional financing and operate at a profit, the Company will be unable to continue its operations at the present level or to complete its business plans.

The Company has been successful in the past in obtaining debt and equity financing. For the years ended September 30, 2004 and 2003, the Company received net cash proceeds from the issuance of common stock of $4,706,951 and $1,577,100. For the years ended September 30, 2004 and 2003, the Company received cash proceeds from long-term debt and long-term convertible debt to stockholders of $565,000 and $2,505,000.

Historically, we have relied for working capital upon private placements of our equity represented by our common stock or securities convertible into common stock, supplemented by debt financing. On March 19, 2004, our shareholders approved an amendment to our articles of incorporation to increase the number of authorized shares of common stock from 100,000,000 to

RENTECH, INC.

Notes to Consolidated Financial Statements

December 31, 2004 (Unaudited)

Note 1 – Description of Business and Basis of Presentation (continued)

Management’s Plans (continued)

150,000,000. We have recommended to shareholders in our proxy statement dated January 24, 2005 and filed with the Securities and Exchange Commission that shareholders approve an increase in the authorized shares to 250,000,000 shares of common stock. The annual meeting of shareholders, at which the vote will occur, is scheduled for March 17, 2005. To achieve our objectives as planned for fiscal year 2005, we will need substantial amounts of capital that we do not have now. We expect to incur additional indebtedness and to issue additional shares of common stock, and we may issue shares of convertible preferred stock, stock purchase warrants or other securities convertible into common stock to fund our working capital requirements, the acquisition of the East Dubuque plant, and our planned retrofit of the plant to use coal feedstock and to add our Rentech Process. In addition, we are seeking a buyer to purchase our one-half interest in the assets of Sand Creek Energy, LLC. We are also offering to sell OKON, Inc. through which we conduct our paint business. We believe that our current available cash, revenues from operations, and the potential sale of assets will not be sufficient to meet our cash operating requirements through the fiscal year ended September 30, 2005 without additional debt and equity financing. Obtaining financing through placements of additional securities or loans depends upon obtaining investors who are willing to invest in our equity securities or debt instruments.

As of December 31, 2004, we have incurred $1,203,061 of deferred acquisition costs related to the purchase of the East Dubuque plant, and approximately $129,000 of additional deferred acquisition costs subsequent to December 31, 2004 through the date of this filing. The East Dubuque plant currently produces ammonia, urea ammonium nitrate (UAN), nitric acid and urea, among other fertilizer products. We intend to continue operating the plant for the production of nitrogen fertilizer products while we add a commercially available clean coal gasification process that converts the plant to use synthesis gas derived from coal, instead of more expensive natural gas. In addition, we plan to add an additional plant to use our Rentech Process to produce liquid hydrocarbon products from the excess synthesis gas produced from the coal gasification process.

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

For the three months ended December 31, 2004 and 2003, stock options for a total of 3,348,500 and 4,752,766 shares, stock warrants for a total of 5,054,113 and 4,988,405 shares and total long-term convertible debt which is convertible into shares of common stock of 2,750,903 and 6,707,062 shares were not included in the computation of diluted loss per share because their effect was anti-dilutive.

Stock Option Plans

The Company applies Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees”, and related interpretations in accounting for all stock option plans. Under APB Opinion 25, compensation cost is recognized for stock options issued to employees when the exercise price of the Company’s stock options granted is less than the market price

RENTECH, INC.

Notes to Consolidated Financial Statements

December 31, 2004 (Unaudited)

Note 2 – Summary of Certain Significant Accounting Policies (continued)

Stock Option Plans (continued)

of the underlying common stock on the date of grant. Statement of Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” requires the Company to provide pro forma information regarding net loss as if compensation cost for the Company’s stock options plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123. To provide the required pro forma information, the Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model. The Company applies Financial Accounting Standards Board (“FASB”) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation (“FIN 44”). FIN 44 clarifies the application of APB Opinion 25 for certain issues related to stock issued to employees. Under the accounting provisions for SFAS No. 123, the Company’s net loss and net loss per share would have been increased by the pro forma amounts indicated below:

	Three Months Ended December 31,
	2004	2003
Loss applicable to common stock
As reported	$(2,251,565)	$(1,917,643)
Pro forma	$(2,322,095)	$(1,931,606)

Loss per common share
As reported	$(.025)	$(.024)
Pro forma	$(.026)	$(.024)

Minority Interest

Minority interests in the net assets of subsidiaries are reflected separately in the consolidated financial statements below current liabilities. Minority interests in the net loss of a subsidiary are reflected as an addition to consolidated net loss, reduced by the excess of any losses applicable to the minority interest in a subsidiary that exceed the minority interest in the equity capital of the subsidiary. The Company accounts for the excess loss in accordance with Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (“ARB 51”) as the minority interest shareholders have no obligation to fund such losses. As of December 31, 2004, the Company had a cumulative minority interest excess loss of $195,604, including $60,685 in the three months ended December 31, 2004, which was charged against the majority interest on the Consolidated Statement of Operations, reducing the total minority interest expense to $0 for the three months ended December 31, 2004.

Note 3 - Inventories

Inventories consist of the following:

	December 31, 2004	September 30, 2004
Finished goods	$116,340	$99,919
Work in process	38,793	37,134
Raw materials	398,966	368,865

	$554,099	$505,918

Note 4 – Investment in Advanced Technology Companies

On May 29, 1998, the Company acquired a 10% ownership in INICA, Inc. for $3,079,107. During the fourth quarter of fiscal 2003, the Company exchanged its 10% ownership in INICA for a 2.28% ownership in the common stock of Global Solar Energy, Inc. and a 5.76% ownership in the common stock of Infinite Power Solutions, Inc. Global Solar Energy manufactures

RENTECH, INC.

Notes to Consolidated Financial Statements

December 31, 2004 (Unaudited)

Note 4 – Investment in Advanced Technology Companies (continued)

and markets flexible photovoltaic (PV) modules, while Infinite Power Solutions is developing micro-miniature thin-film rechargeable batteries. As of September 30, 2004, the Company completed an assessment of the value of its minority ownership interests in Global Solar Energy and Infinite Power Solutions based upon currently available information. As a result of that assessment, the Company recorded an impairment of investment of $588,500 and the investment in the two advanced technology companies was recorded at the estimated net realizable value of $611,500. The assessment that the Company performed was based upon estimates. The actual value that is realized from these investments may be more or less than $611,500. The Company will recognize gains or losses on these investments, if any, when realized. As of December 31, 2004, the Company reassessed the value of its minority ownership interests and determined no further impairment was necessary.

Note 5 – Debt

On September 27, 2002, the Company entered into a $500,000 business line of credit agreement with the Bank of Denver. The line of credit was due on demand. On March 4, 2004, the Company and the Bank of Denver signed a change in terms agreement converting the line of credit to an installment loan under which the maturity date of the line was extended from March 1, 2004 to September 1, 2007, at which time all unpaid principal and interest is due. The line of credit accrued interest at the Bank of Denver Base Rate plus 0.5% (6.5% at December 31, 2004), and was payable monthly through October 1, 2004, at which time the line of credit converted to an installment loan which bears interest at the same rate. The remaining balance is being amortized over 36 months beginning October 1, 2004. The installment loan is collateralized by all inventory, accounts receivable and equipment of Rentech. In addition, the installment loan is secured by a mortgage against the building in which our research and development laboratory is housed, and 1,308,500 shares of the Company’s common stock consisting of shares owned by five officers of the Company. The balance of this installment loan at December 31, 2004 was $462,718.

Under date of November 19, 2004, the Company issued three unsecured promissory notes for loans totaling $850,000. The Company paid $61,528 in debt issuance costs related to the promissory notes. The promissory notes mature November 18, 2005, and bear annual interest between 8.5% and 10.0% with principal and interest payable on November 18, 2005. In connection with the promissory notes, the Company issued stock purchase warrants for the purchase of 745,613 shares of common stock and entered into Registration Rights Agreements providing for the registration of the shares of common stock underlying the warrants. The warrants have an exercise price of $1.14 per share of common stock, and may be exercised for three years ending on November 18, 2007. The warrants were valued using the Black-Scholes option-pricing model, which resulted in debt issuance charges of $288,154. In the event of default on the promissory notes, the Company is required to issue similar warrants to the investors on the same terms as the original warrants for the purchase of 186,404 additional shares of its common stock at $1.14 per share. The Company paid a placement agent $42,500 for their services related to these promissory notes, which was recorded as debt issuance costs. In addition, the Company issued the placement agent 37,280 warrants to purchase the common stock of the Company. The warrants are exercisable at $1.14 per share. The warrants were valued using the Black-Scholes option-pricing model, which resulted in debt issuance costs of $14,407. As of December 31, 2004, the balance of the promissory notes, including principal and interest, was $601,801, which is shown net of unamortized debt issuance costs of $254,996.

Under date of November 19, 2004, the Company issued two unsecured promissory notes totaling $1,000,000. In connection with the promissory notes, the Company issued stock purchase warrants for the purchase of 877,192 shares of common stock and entered into Registration Rights Agreements providing for the registration of the shares of common stock underlying the warrants. The promissory notes mature November 18, 2005, and bear annual interest of 8.5% with principal and interest payable on November 18, 2005. The warrants have an exercise price of $1.14 per share of common stock, and may be exercised for three years ending on November 18, 2007. The warrants were valued using the Black-Scholes option-pricing model, which resulted in debt issuance charges of $339,005. In the event of default on the promissory notes, the Company is required to issue similar warrants to the investor on the same terms as the original warrants for the purchase 109,649 additional shares of its common stock at $1.14 per share, and to allow the conversion of the unpaid balances of the notes into common stock at the rate of $1.14 per share. As of December 31, 2004, the balance of the promissory notes, including principal and interest, was $703,730, which is shown net of unamortized debt issuance costs of $299,996.

RENTECH, INC.

Notes to Consolidated Financial Statements

December 31, 2004 (Unaudited)

Note 6 – Long-Term Convertible Debt

On February 25, 2002, the Company issued four long-term convertible notes totaling $2,250,000 to existing stockholders of the Company, which accrued interest at 8.5% and were due in full on February 25, 2006. The Company recorded $132,461 in debt issuance costs related to these notes. Monthly payments on the notes of $19,526 commenced on April 1, 2002. The notes were convertible into no more than 4,500,000 registered shares of the Company’s common stock, less two shares for every dollar of principal reduction of the notes paid in the form of cash. The notes allowed the Lenders to convert part or all of the principal balance into common stock at a conversion price of $0.50 per share if the market price of the common stock on the conversion date was $0.50 per share or higher. Starting on the first day of the thirteenth calendar month following the date of the notes, and continuing on the first day of each succeeding month until the notes were paid in full, principal in the amount of one-thirty-sixth of the declining principal balance of the notes automatically converts into the Company’s common stock at a conversion price of $0.50 per share. The notes began to automatically convert into the Company’s common stock on March 1, 2003. On December 29, 2004, three of the convertible notes were converted into 1,629,929 shares of the Company’s common stock. The balance of the remaining convertible note at December 31, 2004 was $214,970. Subsequent to December 31, 2004, the remaining long-term convertible note was converted into 424,332 shares of the Company’s common stock.

On August 28, 2003, the Company entered into two convertible notes totaling $865,000 with existing stockholders of the Company, of which, $550,000 was received in fiscal 2003 and $315,000 was received during the three months ended December 31, 2003. The notes bear interest at 10% and mature on August 28, 2006, with all unpaid principal and interest due at that time. Interest-only payments are due on the first day of each month. The market price of the Company’s common stock was greater than the conversion rate included in the notes. As a result, the Company recorded $187,000 in deferred financing charges related to these notes during the three months ended December 31, 2003. The notes are convertible at any time in whole or in part into registered common stock of the Company at a conversion rate of $0.45 per share. The balance of these convertible notes at December 31, 2004 was $754,206, which is shown net of unamortized deferred financing charges of $110,794.

Note 7 – Lines of Credit

On February 25, 2002, the Company entered into a $1,000,000 business line of credit agreement with Premier Bank through our 56% owned subsidiary, REN. The line of credit matures on May 1, 2005, at which time all unpaid principal and interest is due. The line of credit bears interest at prime plus 1.5% (6.75% at December 31, 2004), and interest is accrued and payable monthly. Payments of principal are tied to the receipt of accounts receivable by REN. On February 27, 2002, the Company purchased a $500,000 certificate of deposit with Premier Bank, to be used as collateral on the line of credit. On September 29, 2004, the Company entered into an amended agreement with Premier Bank whereby the Company redeemed the $500,000 certificate of deposit and applied it against the outstanding balance of the loan. In addition, the available line of credit amount was reduced from $1,000,000 to $500,000. The line of credit is collateralized by the first deed of trust on the real property of Petroleum Mud Logging and REN. The line of credit is guaranteed by Rentech, PML and the minority shareholder of REN. The balance of this line of credit at December 31, 2004 was $499,218.

On September 17, 2004, the Company entered into a Senior Secured Note with Mitchell Technology Investments, a California general partnership (“Mitchell”) that provides Rentech with a credit facility of up to $2,000,000. In connection with the Senior Secured Note, Rentech issued Mitchell a stock purchase warrant for the purchase of 1,250,000 shares of common stock and entered into a Registration Rights Agreement with Mitchell providing for the registration of the shares of common stock underlying the warrant. The Senior Secured Note matures March 20, 2005, and bears annual interest at 9%, payable monthly, commencing November 1, 2004. The Company recorded $216,376 in debt issuance costs related to the note. The note is secured by a junior deed of trust against Rentech’s laboratory building in Denver, Colorado and by a first priority security interest in the intellectual property of Rentech and all of the assets of Rentech Services Corporation, a wholly-owned subsidiary. Payment of the note is also secured by guarantees of Rentech Services Corporation, Rentech Development Corporation, Petroleum Mud Logging, Inc. and OKON, Inc., all of which are wholly-owned subsidiaries of Rentech. As of December 31, 2004, the balance of the credit facility was $1,438,645, which is shown net of unamortized debt issuance costs related to the warrants of $211,355.

The warrants issued to Mitchell have an exercise price of $1.14 per share of common stock, subject to adjustments, and may be exercised for five years ending on September 16, 2009. If Rentech’s planned conversion of the Royster-Clark nitrogen fertilizer

RENTECH, INC.

Notes to Consolidated Financial Statements

December 31, 2004 (Unaudited)

Note 7 – Lines of Credit (continued)

plant in East Dubuque, Illinois, which Rentech intends to acquire, to use coal as a feedstock rather than natural gas is not completed, and Rentech does not commence commercial operations of the reconfigured plant, by March 31, 2008, the term of the warrant will be extended for a period equal to the delay and the exercise price will be reduced by one-half. The warrants were valued using the Black-Scholes option-pricing model, which resulted in offering cost charges of $492,271 recorded as debt issuance costs. The number of shares of common stock for which the warrant may be exercised will be increased by 12,500 shares for each 30-day period if the registration statement required by the terms of the Registration Rights Agreement is not timely filed or thereafter declared effective. In that event, Rentech must also issue additional warrants to Mitchell for the purchase of additional shares of common stock equal to 50,000 shares for each 30-day period of delay. Jefferies & Company, Inc. (“Jefferies”) acted as financial advisor and sole placement agent with the structuring, issuance and sale of the debt securities for the Company. The Company paid Jefferies $80,468 for its services, which was recorded as debt issuance costs. In addition, the Company issued Jefferies 50,000 warrants to purchase the common stock of Rentech. The warrants are exercisable at $1.14 per share. The warrants were valued using the Black-Scholes option-pricing model, which resulted in offering cost charges of $19,691 recorded as debt issuance costs.

Note 8 – Related Party Transactions

On January 1, 2003, the Company began to defer monthly salary payments to certain officers. These officers and the Company entered into convertible notes in the amount of their deferred salary payments. The notes bear interest at 9% and mature on September 30, 2005. The notes may be converted in whole or in part into unregistered common stock of the Company at a conversion rate of $0.45 per share for the deferrals between January 1, 2003 and March 31, 2003 and at the closing market price for all subsequent deferrals. As of December 31, 2004 the balance of these convertible notes was $188,682.

Note 9 – Stockholders’ Equity

Stock Options and Warrants

During the three months ended December 31, 2004, the Company issued options to employees and directors of the Company to purchase 145,000 shares of the Company’s common stock at the market price on the date of grant. The options were valued at $70,530 using the Black-Scholes option-pricing model and did not result in a charge to compensation expense. The Company also issued warrants to accredited investors in conjunction with five bridge loans to purchase 1,660,085 shares of the Company’s common stock. The warrants were valued using the Black-Scholes option-pricing model, which resulted in charges to additional paid in capital of $641,566. In addition, the Company issued options to Royster-Clark, Inc. to purchase 250,000 shares of the Company’s common stock as part of a stand-still agreement. The options were valued using the Black-Scholes option-pricing model, which resulted in an offering cost charge to additional paid in capital of $178,766.

Note 10 – Segment Information

The Company operates in four business segments as follows:

Alternative fuels - The Company develops and markets processes for conversion of low-value, carbon-bearing solids or gases into valuable liquid hydrocarbons. We are now seeking to expand this business into ownership of interests in existing plants that would use our Fischer-Tropsch technology.

Paints - The Company manufactures and distributes water-based stains, sealers and coatings.

Oil and gas field services - The Company is in the business of logging the progress of drilling operations for the oil and gas industry.

Industrial automation systems - The Company is in the business of manufacturing complex microprocessor controlled industrial automation systems, primarily for the fluid power industry.

RENTECH, INC.

Notes to Consolidated Financial Statements

December 31, 2004 (Unaudited)

Note 10 – Segment Information (continued)

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

	Three Months Ended December 31,
	2004	2003
Revenues:
Alternative fuels	$319,692	$67,731
Paints	496,428	376,837
Oil and gas field services	1,450,033	1,078,587
Industrial automation systems	57,578	122,510

	$2,323,731	$1,645,665

Income (loss) from operations:
Alternative fuels	$(1,466,537)	$(1,351,945)
Paints	(47,614)	(131,350)
Oil and gas field services	253,913	82,067
Industrial automation systems	(133,201)	(206,698)

	$(1,393,439)	$(1,607,926)

Depreciation and amortization:
Alternative fuels	$109,786	$123,570
Paints	5,269	6,341
Oil and gas field services	44,397	34,851
Industrial automation systems	6,998	26,819

	$166,450	$191,581

Interest expense:
Alternative fuels	$679,713	$337,476
Paints	—	—
Oil and gas field services	1,093	1,073
Industrial automation systems	8,317	14,031

	$689,123	$352,580

Equity in net loss of investees:
Alternative fuels	$(171,153)	$(48,242)

RENTECH, INC.

Notes to Consolidated Financial Statements

December 31, 2004 (Unaudited)

Note 10 – Segment Information (continued)

	Three Months Ended December 31,
	2004	2003
Expenditures for additions of long-lived assets:
Alternative fuels	$9,905	$55,528
Paints	2,412	—
Oil and gas field services	70,232	62,110
Industrial automation systems	42,226	2,949

	$124,775	$120,587

	December 31, 2004	September 30, 2004
Investment in equity method investees:	$(58,568)	$(89,436)

Total assets:
Alternative fuels	$6,818,717	$4,756,355
Paints	1,389,335	1,415,609
Oil and gas field services	2,785,299	2,363,017
Industrial automation systems	836,131	844,307

	$11,829,482	$9,379,288

In order to refocus our efforts on our core business of exploiting our Fischer-Tropsch technology, we are considering the sale of all our subsidiaries not directly related to that technology. In this connection, we do not believe that any impairment of assets is appropriate.

RENTECH, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain information included in this report contains, and other reports or materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company or its management) contain or will contain, “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, Section 27A of the Securities Act of 1933, as amended, and pursuant to the Private Securities Litigation Reform Act of 1995. The forward-looking statements may relate to financial results and plans for future business activities, and are thus prospective. The forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by the forward-looking statements. They can be identified by the use of terminology such as “may,” “will,” “expect,” “believe,” “intend,” “plan,” “estimate,” “anticipate,” “should” and other comparable terms or the negative of them. You are cautioned that, while forward-looking statements reflect our good faith belief and best judgment based upon current information, they are not guarantees of future performance and are subject to known and unknown risks and uncertainties. Factors that could affect Rentech’s results include our ability to obtain financing for working capital and for our proposed acquisition of the East Dubuque nitrogen fertilizer plant currently owned by Royster-Clark Nitrogen, Inc. and for our costs to convert it to use coal as a feedstock and to produce liquid hydrocarbon products using our technology; our success in purchasing and converting that plant; our ability to obtain natural gas at reasonable prices while we convert the plant to use coal; our ability to secure a long-term coal supply contract on reasonable terms; prices for the products of the plant; environmental requirements; success in obtaining customers for our technology and services; the decision of our licensees and potential licensees to proceed with and the timing of any project using our technology; the entry into definitive agreements with others related to a project, and the risk factors detailed from time to time to time in the Company’s periodic reports and registration statements filed with the Securities and Exchange Commission. Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995, and thus are current only as of the date made. Other factors that could cause actual results to differ from those reflected in the forward-looking statements include dangers associated with construction and operation of gas processing plants like those using the Rentech Process, risks inherent in making investments and conducting business in foreign countries, protection of intellectual property rights, competition, and other risks described in this report.

OUR BUSINESSES

Rentech Process - Alternative Fuels Segment. We have developed and are engaged in marketing and licensing our patented and proprietary technology that converts synthesis gas, a mixture of hydrogen and carbon monoxide derived from coal and other solid and liquid carbon-bearing materials, as well as from industrial gas and natural gas, into clean-burning, liquid hydrocarbon products. The products include fuels and chemicals. Our technology which we refer to as the “Rentech Process,” is an advanced derivative of the well established Fischer-Tropsch process.

Our business historically has focused on research and development of our Fischer-Tropsch (F-T) technology, and licensing it to third parties. During fiscal 2004 we expanded our original business strategy of licensing our technology to include the deployment of our Rentech Process in existing domestic fertilizer plants that we may acquire and in other selected domestic and international projects. We plan to conduct these activities through our wholly-owned subsidiary, Rentech Development Corporation. In the United States, we are planning to acquire interests in existing nitrogen fertilizer plants currently configured to use natural gas a feedstock. We plan to convert these plants to use coal or refinery residues, which are readily available and less expensive as feedstocks, and to add our Rentech Process to produce Fischer-Tropsch liquid hydrocarbon products in addition to the nitrogen fertilizers already being produced by the plants. Our patent issued in October 2003 covers integration of our Rentech Process with nitrogen fertilizer processes. By converting domestic plants in this manner, we believe we can significantly enhance the economic results of these plants. The conversion would enable us to utilize our technology in a commercial scale plant, and, we believe, greatly improve our financial results, as well as deploy our technology more rapidly in less risky circumstances than in international projects.

We are planning to initially implement this strategy by purchasing Royster-Clark Nitrogen, Inc. which owns a nitrogen fertilizer plant in East Dubuque, Illinois (East Dubuque plant). The purchase price for the stock is $50 million. We are also to pay up to $13 million to acquire the net working capital of the business. The net working capital consists of current assets including accounts receivable and inventories, and current liabilities, including accounts payable and accrued liabilities. We are attempting to complete arrangements for equity and debt financing to obtain funds for the purchase price and the planned retrofitting of the plant.

RENTECH, INC.

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

Our efforts have been focused on achieving commercial use of our proprietary F-T process which we plan to achieve in the East Dubuque plant. We are continuing to seek revenues from licensing the technology, from royalties charged for each barrel of liquid hydrocarbons produced by process plants that would use the technology, and from contract payments for the engineering designs and technical services we provide for evaluating the feasibility of proposed plants, and after a license is granted, for the engineering design of a plant. We have maintained a Fischer-Tropsch development and testing laboratory to support use of this technology, and to further develop and refine the Rentech Process. The lab has also conducted contract work for Texaco Energy Systems LLC (Texaco), a licensee, and for other companies that are potential licensees and want to evaluate the feasibility of their feedstock for use with the Rentech Process.

We have historically exploited the Rentech Process by marketing licenses to energy companies, owners of industrial gas plants, and owners of other carbon-bearing sources of feedstock such as natural gas. No commercial plant is now using the technology, and economic operation of the technology has not been fully demonstrated. We believe the advancements we have made in Fischer-Tropsch technology will enable use of the Rentech Process on a cost-effective basis in some situations.

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

Marketing of Licenses. We are discussing proposals with several owners of energy feedstocks for use of the Rentech Process through licenses or other business ventures.

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

RENTECH, INC.

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

OVERVIEW OF FINANCIAL CONDITION

At December 31, 2004, we had negative working capital of $2,689,790. For the three months ended December 31, 2004, the Company has incurred losses in the amount of $49,901,304. If the Company does not obtain additional loans or operate at a profit, the Company will be unable to continue its operations at this present level or to complete its business plans. Historically, we have relied for working capital upon private placements of our equity represented by our common stock, supplemented by debt financing. On March 19, 2004, our stockholders approved an amendment to our articles of incorporation to increase the number of authorized shares of common stock from 100,000,000 to 150,000,000. We have recommended that our shareholders approve an increase in the authorized number of shares of common stock to 250,000,000 at the annual meeting scheduled for March 17, 2005. To achieve our objectives as planned for fiscal year 2005, we will need substantial amounts of capital that we do not now have. We expect to incur additional indebtedness and to issue additional shares of common stock, and we may issue shares of convertible preferred stock, stock purchase warrants or other securities convertible into common stock to fund our working capital requirements, to fund the acquisition of the East Dubuque plant, and our planned retrofit of the plant to use coal feedstock and to add our Rentech Process. In addition, we are seeking a buyer to purchase our one-half interest in the assets of Sand Creek Energy, LLC, which owns a closed methanol plant in the Denver metropolitan area. We are also offering to sell OKON, Inc. through which we conduct our paint business. We believe that our current available cash, revenues from operations, and the potential sale of assets will not be sufficient to meet our cash operating requirements through the fiscal year ended September 30, 2005 without additional debt and equity financing. Obtaining financing through placements of additional securities or loans depends upon obtaining investors who are willing to invest in our equity securities or debt instruments.

Selected Business Segment Information

The revenue and operating income (loss) amounts in this report are presented in accordance with accounting principles generally accepted in the United States of America. Segment information appearing in Note 10 of the Notes to the Consolidated Financial Statements is presented in accordance with SFAS 131, Disclosures about Segments of an Enterprise and Related Information.

The following table provides revenues, operating income (loss) from operations and net loss applicable to common stockholders by each of our business segments for the three months ended December 31, 2004 and 2003. More complete details about the results of operations of our business segments are set forth later in this report under the section heading “Results of Operations”.

RENTECH, INC.

	Three Months Ended December 31,
	2004	2003
Revenues:
Alternative fuels	$319,692	$67,731
Paints	496,428	376,837
Oil and gas field services	1,450,033	1,078,587
Industrial automation systems	57,578	122,510

Total revenues	$2,323,731	$1,645,665

Income (loss) from operations:
Alternative fuels	$(1,466,537)	$(1,351,945)
Paints	(47,614)	(131,350)
Oil and gas field services	253,913	82,067
Industrial automation systems	(133,201)	(206,698)

Total operating loss	$(1,393,439)	$(1,607,926)

Net loss applicable to common stockholders:
Alternative fuels	$(2,375,942)	$(1,738,270)
Paints	(47,614)	(131,350)
Oil and gas field services	252,824	80,805
Industrial automation systems	(80,833)	(128,828)

Total net loss applicable to common stockholders	$(2,251,565)	$(1,917,643)

Overview of Revenues Associated with Licensing the Rentech Process

In prior fiscal periods, we realized revenues associated with licensing activities in our alternative fuels segment. These revenues included royalties earned up to March 2003 under our October 1998 license of the Rentech Process to Texaco Energy Systems, LLC, now a division of ChevronTexaco Corporation, and contract payments for technical engineering services provided to Texaco and certain other companies.

Effective March 24, 2003, our license agreement with Texaco was modified. By the change, Texaco’s exclusive rights to use the Rentech Process for conversion of coal, petroleum coke and other solid and liquid hydrocarbons became non-exclusive. Our license with Texaco remains in effect, as modified. Texaco retained non-exclusive rights to use our technology with these hydrocarbon materials as well as non-exclusive rights to use our technology with gaseous hydrocarbons. Beginning in March 2003, we are no longer receiving royalty payments of $20,000 per month under the license, and we will not be required to share any license fees and royalties we receive from others in the future with Texaco. In March 2003, we completed work for Texaco under a 1999 contract by which we performed technical services to make the Rentech Process compatible for use with Texaco’s gasification technology. In early 2003, we completed our subcontract with Texaco on its contract with the U.S. Department of Energy on developing plans for an Early Entrance Co-production Plant. This contract was focused on developing a program for the Department of Energy for an energy plant that would produce both transportation fuels and electricity.

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

RENTECH, INC.

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

The revenues from our license fees and royalties and the contract work performed at our Fischer-Tropsch laboratory, including payments we previously received from contract work for Texaco, have not been adequate to fund our operations. We do not expect activities associated with marketing licenses of our Fischer-Tropsch technology to produce a net profit until we obtain additional contracts for feasibility studies and engineering designs for planning for a Fischer-Tropsch plant using our technology, and fees for grants of licenses. During the three months ended December 31, 2004, we incurred a net loss of $2,375,942 associated with the Rentech Process in our alternative fuels segment, compared with a net loss of $1,738,270 for the three months ended December 31, 2003.

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

We believe that important events within the Fischer-Tropsch industry during the last year indicate increasing interest in the energy industry and the investment community in the commercial use of Fischer-Tropsch technology. These announcements describe plans by several large companies engaged in the oil and gas or energy business to develop large projects to use their respective Fischer-Tropsch technologies. Each of these projects would require substantial financial investments. We believe that these announcements signal that the energy industry, with support from financial institutions, may be moving toward commercial use of Fischer-Tropsch technologies like ours.

Operating Expenses

Our operating expenses have historically been grouped primarily into several categories of major expenses. These are development of the Rentech Process through small pilot plants and our large-scale Synhytech pilot plant in Pueblo, Colorado; acquiring and funding our other business segments in efforts to achieve profitable operations; investing in advanced technologies; acquiring a 56% interest in REN Corporation; marketing our technology; other general and administrative expenses; and the costs of financing our operations.

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

We have incurred significant expenses associated with our feasibility studies and consulting contracts related to our efforts to acquire the East Dubuque plant from Royster-Clark, Inc., including expenses in connection with negotiating a purchase contract

RENTECH, INC.

and related agreements and obtaining feasibility studies and consulting services. If we succeed in acquiring the plant, we expect to have significantly larger expenses related to financing the acquisition, operation and construction work to retrofit the East Dubuque plant. If we invest with others in developing another plant that uses our Rentech Process, we expect to also incur significant costs. When production is achieved from any plant, we anticipate incurring new expenses to market and sell the products. Because of the substantial capital investments we anticipate making in plants in which we may acquire an equity interest, we believe that we will incur significant depreciation and amortization expenses in the future.

Overview of the Status of Our Subsidiaries

We have realized revenues from the stains, sealers and coatings business conducted by our wholly-owned subsidiary, OKON, Inc.; from the oil and gas field services provided by Petroleum Mud Logging, Inc., a wholly-owned subsidiary; and from the manufacture of complex microprocessor controlled industrial automation systems by REN Corporation, a 56% owned subsidiary. During the years ended September 30, 2004 and 2003, OKON, Inc. and REN Corporation experienced net losses. We are attempting to increase the revenues of our subsidiaries.

During the three months ended December 31, 2004, OKON expanded its net revenues over those in the same period in fiscal 2004 through increased sales to wholesalers who distribute OKON’s products to independent retail stores, as well as to national and retail paint manufacturers. The increase in paint revenue reflects our continued marketing efforts in our primary distribution channels that we have been expanding over the past two years. OKON’s net loss for the three months ended December 31, 2004 was $47,614, compared to a net loss of $131,350 for the three months ended December 31, 2003.

Petroleum Mud Logging, Inc. continued to perform well during the three months ended December 31, 2004, increasing its net revenues over those for the same period in fiscal 2004. PML is benefiting from our investments made over the last several fiscal years in upgrading its technology, as well as from increased demand for drilling for natural gas, and increased marketing efforts. PML’s net income for the three months ended December 31, 2004 was $252,824, compared to $80,805 for the three months ended December 31, 2003.

REN Corporation experienced a decline in contract orders for its automated test systems during the three months ended December 31, 2004 compared to the three months ended December 31, 2003. We believe this reduction is due to a decrease in industry orders resulting from a general economic downturn and a series of corporate reorganizations that have affected REN’s historical customers, and deferred placements of new orders with REN. REN’s net loss for the three months ended December 31, 2004 was $80,833, compared to a net loss of $128,828 for the three months ended December 31, 2003. This decreased loss is due to certain cost reductions implemented during the year. The net loss also reflects a lack of new contracts required to provide sufficient revenue to cover operating costs. REN Corporation is considering alternatives to increase its revenues. These include an aggressive program to develop a more standardized test stand and to expand REN’s contracts to service test stands it has previously sold as well as test stands manufactured by its competitors.

During fiscal year 2004, we expanded our original business strategy of licensing our Fischer-Tropsch technology to include deploying it in domestic fertilizer plants and other plants in which we may acquire ownership interests. To implement this revised strategy, we expect to refocus our efforts on our core business, which is centered on our Fischer-Tropsch technology. As we redirect our business efforts, we are considering the sale of all of these subsidiaries, none of which are directly related to our core business.

RESULTS OF OPERATIONS

More detailed information about our financial statements is provided in the following portions of this section. The following discussion should be read in conjunction with our consolidated financial statements included in our annual report on Form 10-K for the year ended September 30, 2004 and the notes to those statements and to the notes and consolidated financial statements of this report.

RENTECH, INC.

The following table sets forth, for the three months ended December 31, 2004 and December 31, 2003, a comparison of changes between the periods in the components of our Consolidated Statements of Operations:

	Three Months Ended December 31,
	2004	2003
Gross Profit Percentage
Product sales	48.4%	41.5%

Oil and gas field services	29.2%	29.4%
Industrial automation systems	(30.0)%	(13.4)%
Technical services	(34.0)%	66.8%
Rental income	100.0%	100.0%

Total service gross profit %	18.5%	28.0%

	24.8%	31.1%

As a Percentage of Consolidated Net Sales
Product sales	21.4%	22.9%

Oil and gas field services	62.3%	65.6%
Industrial automation systems	2.5%	7.4%
Technical services	12.5%	2.4%
Rental income	1.3%	1.7%

Total service as a percentage of consolidated net sales	78.6%	77.1%

	100.0%	100.0%

Operating expenses
General and administrative expense	72.4%	108.9%
Depreciation and amortization	4.9%	9.4%
Research and development	7.5%	10.5%

	84.8%	128.8%

Loss from operations	(60.0)%	(97.7)%

Other income (expenses)
Equity in loss of investee	(7.4)%	(2.9)%
Interest income	0.0%	0.2%
Interest expense	(29.7)%	(21.4)%
Loss on disposal of fixed assets	0.1%	(0.2)%

	(36.9)%	(24.4)%

Minority interest in subsidiary’s net (income) loss	—	5.6%

Net loss	(96.9)%	(116.5)%

RENTECH, INC.

THREE MONTHS ENDED DECEMBER 31, 2004 COMPARED TO DECEMBER 31, 2003:

Revenues

	Three Months Ended December 31,
	2004	2003
Revenues:
Product sales	$496,428	$376,837

Oil and gas field services	1,450,033	1,078,587
Industrial automation systems	57,578	122,510
Technical services	290,052	39,867
Rental income	29,640	27,864

Total service revenues	1,827,303	1,268,828

Total revenues	$2,323,731	$1,645,665

Product Sales. Our product sales were realized from sales of water-based stains, sealers and coatings by our subsidiary OKON, Inc., through which we conduct this paint business segment. These sales produced revenues of $496,428 during the three months ended December 31, 2004. This compares to revenues from this segment of $376,837 for the three months ended December 31, 2003, an increase of 32% for the three-month period. The increase in paint revenues over the three months ended December 31, 2004 reflects our continued marketing efforts in our primary distribution markets that we have been expanding over the past two years.

Service Revenues. Service revenues are provided by three of our business segments. The segments are the oil and gas field services segment, the technical services portion of the alternative fuels segment, and the industrial automation systems segment. The technical services are provided through the scientists and technicians who staff our development and testing laboratory. In addition, the alternative fuels segment includes rental income from leases to others of portions of the development and testing laboratory building.

Petroleum Mud Logging, Inc. Service revenues in the amount of $1,450,033 were derived from contracts for our oil and gas field services for the three months ended December 31, 2004. Our oil and gas field service revenues for the three months ended December 31, 2004 increased by $371,446, or 34%, from the service revenues of $1,078,587 for the three months ended December 31, 2003. The increase in oil and gas field services revenue was due to an increase in demand for our mud logging services as drilling for new natural gas wells has continued to increase in our service market. Therefore, a higher percentage of our 38 mud logging vehicles were under contract in the field for the three months ended December 31, 2004 as compared to the three months ended December 31, 2003. We were also able to increase our billing rates for services as demand increased.

REN Corporation provided service revenues in the amount of $57,578 during the three months ended December 31, 2004 and $122,510 during the three months ended December 31, 2003 from contracts for the manufacture of complex microprocessor controlled industrial automation systems. The decrease of $64,932, or 53%, in this revenue during the three months ended December 31, 2004 occurred due to a decrease in work orders for new equipment as well as in work completed under test stand servicing arrangements. REN has reduced its operating costs during the first fiscal quarter of 2005. REN has submitted proposals for new work with several former and new customers for development of new test equipment. Whether new contracts will be received, and the timing and amount of revenues they would generate, is uncertain. If new revenues are not developed from pending proposals, REN may not be able to continue its manufacturing operations. If REN were to discontinue its manufacturing operations, we believe we would have to recognize impairment of our investment. We estimate our exit costs, termination charges and related liabilities would be at least $50,000.

Our alternative fuels segment provided service revenues, including revenue earned for technical services provided to certain customers related to the Rentech Process technology. These technical services were performed at our development and testing laboratory. Our service revenues for these technical services were $290,052 during the three months ended December 31, 2004 as compared to $39,867 during the three months ended December 31, 2003. The increase in these revenues reflects more contracts related to several new potential projects being considered by others who would license our Rentech Process. During the three months ended December 31, 2004, we recognized revenue of $132,068, or 46% of total technical services revenue, from our technical services agreement with Wyoming Business Council, which began in May 2004.

RENTECH, INC.

Rental income is also included in our service revenues. We leased part of our development and testing laboratory building to a tenant. Rental income from this tenant contributed $29,640 in revenue during the three months ended December 31, 2004 as compared to $27,864 during the three months ended December 31, 2003. Rental income is included in our alternative fuels segment because the rental income is generated from the laboratory building that houses our development and testing laboratory, which is part of the alternative fuels segment.

Royalty income, which is generated through licensing the Rentech Process technology, is included in our alternative fuels segment. Royalty income consisted of royalties that we received as a result of our October 1998 license of the Rentech Process technology to Texaco. No royalties were received subsequent to February 2003, and no royalties will be received in the future under the October 1998 license agreement with Texaco as a result of modification to the license agreement in March 2003.

Cost of Sales

	Three Months Ended December 31,
	2004	2003
Cost of sales:
Product costs	$256,354	$220,341

Oil and gas field services	1,026,456	761,694
Industrial automation systems	74,876	138,909
Technical services	388,700	13,232

Total service cost of sales	1,490,032	913,835

Total cost of sales	$1,746,386	$1,134,176

Our cost of sales include costs for our OKON products, our oil and gas field services, technical services including research and development contract costs, and industrial automation system services. During the three months ended December 31, 2004, the combined cost of sales was $1,746,386 compared to $1,134,176 during the three months ended December 31, 2003. The increase for the three months ended December 31, 2004 resulted from an increase in cost of sales experienced by each of these segments, that was only partly offset by a decrease in cost for the industrial automation systems segment.

Cost of sales for product sales is the cost of sales of our paint business segment for sales of stains, sealers and coatings. During the three months ended December 31, 2004, our costs of sales for the paint segment increased by $36,013, or 16%, to $256,354 as compared to the three months ended December 31, 2003. The increase in costs during the three months ended December 31, 2004 was directly related to the additional costs of labor and materials to manufacture the additional products that resulted in increased revenues. The increase in costs during the three months ended December 31, 2004 was due to an increase in raw materials used in the manufacturing process resulting from increased product sales. The increase in paint revenue reflects our continued marketing efforts in our primary distribution markets that we have been expanding over the past two years.

Cost of sales for oil and gas field services increased to $1,026,456 during the three months ended December 31, 2004, up from $761,694 during the three months ended December 31, 2003. Of the increase, $264,762, or 52% was related to field labor and benefits and field living expenses, while the remainder was made up of supplies and other such miscellaneous costs. The increase in cost of sales resulted from an increase in demand for our mud logging services as drilling for new natural gas wells has continued to increase in our service markets.

Cost of sales for the industrial automation systems segment were $74,876 during the three months ended December 31, 2004 as compared to $138,909 during the three months ended December 31, 2003. The decrease of $64,033 during the three months ended December 31, 2004, as compared to the three months ended December 31, 2003 was directly related to fewer orders for new equipment, and our inability to bill for service contracts until the services are completed.

Cost of sales for technical services was $388,700 during the three months ended December 31, 2004, up from $13,232 during the three months ended December 31, 2003. Of the increase of $375,468, $132,068 resulted from costs incurred under the technical services agreement with the Wyoming Business Council and $101,748 resulted from costs incurred under the technical services agreement with Royster-Clark Nitrogen for the three-month period.

RENTECH, INC.

Gross Profit

	Three Months Ended December 31,
	2004	2003
Gross Profit:
Product sales	$240,074	$156,496

Oil and gas field services	423,577	316,893
Industrial automation systems	(17,298)	(16,399)
Technical services	(98,648)	26,635
Rental income	29,640	27,864

Total service gross profit	337,271	354,993

Total gross profit	$577,345	$511,489

Our gross profit for the three months ended December 31, 2004 was $577,345, as compared to $511,489 for the three months ended December 31, 2003. The increase of $65,856, or 13%, during the three months ended December 31, 2004 resulted from a combination of the contributions from each of our operating segments. The gross profit contribution of our paint segment increased during the three months ended December 31, 2004 by $83,578 as compared to the three months ended December 31, 2003, while the contribution of our oil and gas field services segment increased by $106,684. Our industrial automation system segment had a decrease of $899, or 5%, during the three months ended December 31, 2004 as compared to the three months ended December 31, 2003. Our technical services segment had a decrease of $125,283 during the three months ended December 31, 2004 as compared to the three months ended December 31, 2003.

Operating Expenses

	Three Months Ended December 31,
	2004	2003
Operating expenses:
General and administrative	$1,682,956	$1,791,916
Depreciation and amortization	113,153	154,950
Research and development	174,675	172,549

Total operating expenses	$1,970,784	$2,119,415

Operating expenses consist of general and administrative expense, depreciation and amortization and research and development. Our operating expenses have historically been grouped into several categories of major expenses. These include research and development related to the Rentech Process technology through operation of pilot plants and our large-scale pilot Synhytech plant in Pueblo, Colorado; management time and other costs related to acquiring and funding the subsidiaries that constitute our other business segments to bring them to profitable operations; marketing our technology; other general and administrative expenses; and the costs of financing our operations.

We incur substantial research and development expenses in our testing laboratory where we actively conduct work to further improve our technology and to perform services for our customers. We continue to incur significant general and administrative expenses as our salary expenses and operating costs continue to grow. We are incurring holding costs associated with our one-half ownership interest in Sand Creek Energy LLC, which owns the mothballed Sand Creek plant. These include the maintenance and expenses for our one-half interest in the plant.

Upon acquiring ownership in any plant that uses our Rentech Process technology, we expect to incur significant costs for the purchase price and retrofitting a plant to use coal and our Rentech Process. When production is achieved from any plant, in which we own an interest, we anticipate incurring new expenses to market and sell the products. If we make substantial capital investments in plants in which we may acquire an equity interest, we would incur significant depreciation and amortization expenses in the future.

General and Administrative Expenses. General and administrative expenses were $1,682,956 during the three months ended December 31, 2004, down $108,960 from the three months ended December 31, 2003 when these expenses were $1,791,916.

RENTECH, INC.

Salaries and benefits allocated to general and administrative expenses rather than to cost of sales increased by $53,044, or 6%, during the three months ended December 31, 2004. This was due to hiring an in-house legal counsel during the third quarter of fiscal 2004. Legal expenses decreased $83,155, or 70%, during the three months ended December 31, 2004 due to reduced external costs due to the hiring of an in-house legal counsel and recording legal costs that were related to a potential acquisition within our alternative fuels segment, as deferred acquisition costs rather than legal expense. Public relations and promotions expenses decreased by $56,876, or 41% during the three months ended December 31, 2004 as we focused our efforts on the potential acquisition, rather than on prospective licensing projects. Insurance expenses increased by $52,847, or 78% during the three months ended December 31, 2004 due to increased insurance costs in our alternative fuels segment. Contract salaries and consulting expenses decreased by $96,758, or 67% during the three months ended December 31, 2004 as a result of reductions in contract labor in our technical services and product sales segments. Many other general and administrative expenses experienced increases and decreases during the three months ended December 31, 2004, none of which were individually significant.

Depreciation and Amortization. Depreciation and amortization expenses during the three months ended December 31, 2004 was $166,450, a decrease of $25,131 compared to the three months ended December 31, 2003 when the total depreciation and amortization expense was $191,581. Of these amounts, $53,297 and $36,631 were included in costs of sales during the three months ended December 31, 2004 and 2003, respectively. The overall decrease in depreciation and amortization expense is a result of intangible assets being fully amortized or written off in our industrial automation system segment. The increase in amounts included in cost of sales during the three months ending December 31, 2004 was directly attributable to an increase in revenues during that period in our alternative fuels and oil and gas field services segments.

Research and Development. Research and development expenses were $174,675 during the three months ended December 31, 2004, including $168,425 for our alternative fuels segment and $6,250 for our paint segment. This expense increased by $2,126 from the three months ended December 31, 2003, when these expenses were $172,549. The expense for the three months ended December 31, 2003 included $169,424 for our alternative fuels segment and $3,125 for our paint segment. In the first quarter of fiscal 2005, we continued work on advanced catalysts, separations, process optimization, and product upgrading. Flowsheet simulations and feasibility studies also provide input to R&D direction.

Total Operating Expenses. Total operating expenses during the three months ended December 31, 2004 were $1,970,784 as compared to $2,119,415 during the three months ended December 31, 2003, a decrease of $148,631. The decrease in total operating expenses for the three months ended December 31, 2004 as compared to the prior period is a result of an decrease in general and administrative expenses of $108,960, a decrease in depreciation and amortization charges included in operating expenses of $41,797, and an increase in research and development expenses of $2,126.

Loss From Operations

	Three Months Ended December 31,
	2004	2003
Loss from operations	$(1,393,439)	$(1,607,926)

Loss from operations during the three months ended December 31, 2004 decreased by $214,487. The decreased loss compared to the prior year resulted from a decrease in total operating expenses of $148,631 during the three months ended December 31, 2004 in addition to an increase in gross profit of $65,856.

Other Income (Expense)

	Three Months Ended December 31,
	2004	2003
Other income (expense):
Equity in loss of investee	$(171,153)	$(48,242)
Interest income	897	2,845
Interest expense	(689,123)	(352,580)
Gain/(Loss) on disposal of fixed assets	1,253	(3,640)

Total other income (expense)	$(858,126)	$(401,617)

RENTECH, INC.

Equity in Loss of Investee. During the three months ended December 31, 2004, we recognized $171,153 in equity in loss of investee, as compared to $48,242 during the three months ended December 31, 2003. In the three months ended December 31, 2004, $45,769 represents our 50% share of the loss incurred by our joint venture in Sand Creek Energy LLC, compared to $48,242 during the three months ended December 31, 2003. The LLC is maintaining the mothballed Sand Creek methanol plant and offering it for sale. The decrease during the three months ended December 31, 2004 is due to a decrease in insurance and other maintenance costs of the facility. In the three months ended December 31, 2004, we recognized $125,384 in equity in loss of investee from our 50% share of the loss in our joint venture FT Solutions, LLC, which was formed in the fourth quarter of fiscal 2004. This loss represents our share of research and development expenses of the LLC incurred in the first quarter of fiscal year 2005.

Interest Expense. Interest expense during the three months ended December 31, 2004 was $689,123, increased from $352,580 during the three months ended December 31, 2003. Of the increase during the three months ended December 31, 2004 of $336,543, 94% resulted from the recognition of non-cash interest expense. Total non-cash interest expense recognized during the three months ended December 31, 2004 was $533,100, compared to $216,582 during the three months ended December 31, 2003. Of the non-cash interest expense recognized in the three months ended December 31, 2004, $487,134, or 91%, was due to the amortization of debt issuance costs related to a line of credit and bridge loans entered into during the last quarter of fiscal year 2004 and the first quarter of fiscal year 2005 that were used to obtain working capital and fund acquisition costs related to the purchase of Royster-Clark Nitrogen, Inc.

Total Other Expenses. Total other expenses increased to $858,126 during the three months ended December 31, 2004 from total other expenses of $401,617 during the three months ended December 31, 2003. The increase in total other expenses of $456,509 for the three months ended December 31, 2004 resulted from an increase in equity in loss of investee of $122,911; a decrease in interest income of $1,948; and an increase in interest expense of $336,543, and an increase in gain on disposal of fixed assets of $4,893.

Minority Interest in Subsidiary’s Net Loss

	Three Months Ended December 31,
	2004	2003
Minority interest in subsidiary’s net loss	$—	$91,900

The minority interest in subsidiary’s net loss of $0 during the three months ended December 31, 2004, as compared to $91,900 during the three months ended December 31, 2003, resulted from the continued operating loss of REN Corporation for the three months ended December 31, 2004. Minority interests in the net loss of a subsidiary are reflected as an addition to consolidated net loss, reduced by the excess of any losses applicable to the minority interest in a subsidiary that exceed the minority interest in the equity capital of the subsidiary. The Company accounts for the excess loss in accordance with Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (“ARB 51”) as the minority interest shareholders have no obligation to fund such losses. As of December 31, 2004, the Company had a cumulative minority interest excess loss of $195,604, including $60,685 in the three months ended December 31, 2004, which was charged against the majority interest on the Consolidated Statement of Operations, reducing the total minority interest expense to $0 for the three months ended December 31, 2004.

Net Loss Applicable to Common Stockholders

	Three Months Ended December 31,
	2004	2003
Net loss applicable to common stockholder	$(2,251,565)	$(1,917,643)

for the three months ended December 31, 2004, we experienced a net loss applicable to common stockholders of $2,251,565 or $0.025 per share compared to a net loss applicable to common stockholders of $1,917,643 or $0.024 per share during the three months ended December 31, 2003. The increase of $333,922 for the three months ended December 31, 2004 resulted from a decrease in loss from operations of $214,487, an increase in total other expenses of $456,509, and a decrease in minority interest in subsidiary’s net loss of $91,900.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2004, we had negative working capital of $2,689,790, as compared to negative working capital of $1,266,653 at September 30, 2004. Our current assets totaled $3,901,390, including accounts receivable of $1,354,521, and our current liabilities were $6,591,180. We had long-term liabilities of $2,301,782, of which most related to our long-term convertible debt as well as the mortgage on our development and testing laboratory.

RENTECH, INC.

From our inception on December 18, 1981 through December 31, 2004, we have incurred losses in the amount of $49,901,304. For the three months ended December 31, 2004, we recognized a $2,251,565 net loss. If we do not obtain additional loans or operate at a profit, we will be unable to continue operations at the present level or to complete our business plans. As of December 31, 2004, we had an unrestricted cash balance of $1,312,978. We have been successful in the past in obtaining debt and equity financing. For the years ended September 30, 2004 and 2003, we received net cash proceeds from the issuance of common stock of $4,706,951 and $1,577,100. For the years ended September 30, 2004 and 2003, we received cash proceeds from long-term debt and long-term convertible debt to stockholders of $565,000 and $2,505,000.

Our principal needs for liquidity in the past have been to fund working capital, pay for research and development of the Rentech Process, pay the costs of acquiring and initially funding the paint, oil and gas field services and industrial automation segments, acquiring state of the art technology for PML, and to invest in advanced technology companies.

To obtain capital for working funds, we have previously sold shares of our common stock in private placements to accredited investors at a discount from the market price. We have also previously sold our stock purchase warrants and our convertible promissory notes bearing interest in private placements. The warrants and notes have been convertible into shares of our common stock at a discount. Some of them remain outstanding. On March 19, 2004, our shareholders approved an amendment to our articles of incorporation to increase the number of authorized shares of common stock from 100,000,000 to 150,000,000. We have recommended that our shareholders approve an increase in the authorized number of share of common stock to 250,000,000 at the annual meeting scheduled for March 17, 2005. To achieve our objectives as planned for fiscal year 2005, we will need to issue additional shares of common stock and we may issue shares of convertible preferred stock, stock purchase warrants or other convertible securities in private placements to fund working capital requirements. We also expect to require significant new debt financing in connection with acquisition of the East Dubuque plant and our planned conversion of the plant to use coal feedstock and to add our Rentech Process. If we are unable to sell shares of our, equity or debt securities, we would not be able to acquire or retrofit the East Dubuque plant, and would also have to curtail our expenditures by reducing our operations, in efforts to reduce our operating costs to a level covered by our revenues. Our operations resulted in a net loss of $7,210,693 in fiscal year 2004. Our inability to acquire and retrofit the East Dubuque plant, and curtailment of our activities related to the Rentech Process would materially adversely impact our ability to commercialize the Rentech Process and our ability to continue our business at the present level.

We are also seeking to raise capital by the sale of certain assets. We are offering to sell our one-half interest in the Sand Creek plant, in cooperation with the owner of the other one-half interest. The plant has been for sale for approximately two years. We may also sell one or more of our three operating subsidiaries to raise capital and to focus on our core business of Fischer-Tropsch technology. We are offering to sell OKON, Inc. through which we conduct our paint business. If less than all of the subsidiaries and the Sand Creek plant were to be sold for cash, the total net proceeds would not cover our annual loss from operations.

We have contracted to purchase all the outstanding stock of Royster-Clark Nitrogen, Inc. in order to acquire its ammonia nitrogen fertilizer plant located in East Dubuque, Illinois. The purchase price is $50 million plus up to $13 million for the net working capital associated with the plant. The purchase price is due at the closing of the purchase. The stock purchase agreement, as amended, provides that the agreement is subject to termination if the purchase is not closed on or before February 17, 2005.

We are seeking financing for the purchase of the East Dubuque plant. We have obtained a commitment for senior secured debt collateralized by the assets associated with the plant. We are seeking other financing arrangements, including equity financing, for the remainder of the purchase price. We have recently issued short-term promissory notes and warrants to purchase our common stock to finance some of the costs we have incurred in connection with the acquisition of the East Dubuque plant. We plan to repay these recent loans from proceeds of debt and equity financing we expect to obtain in connection with the acquisition of the plant. If we are unable to obtain the necessary financing, we will not be able to complete the acquisition and will be required to repay recent loans from other sources of cash, including proceeds from the potential sale of assets.

Upon acquisition of the East Dubuque plant, we intend to continue to operate the plant for the production of nitrogen fertilizer products. Based on its past operating history, the current costs of the natural gas used as feedstock, and the current market prices for the fertilizer products, we expect the plant to operate at a profit while natural gas is used as the feedstock.

RENTECH, INC.

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

We expect the construction work for converting the East Dubuque plant to take approximately three and a half years of time, and to cost approximately $400 million. We anticipate financing these costs through a combination of project financing from one or more banks or other lenders, or sales of ownership interests in the plant, or other financing arrangements. These may include the sale of one or more of our subsidiaries. We may seek limited amounts of economic development funding through development bonds or grants issued by the state of Illinois. The state funding may be restricted to engineering studies and development work associated with the plant.

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

We anticipate needs for substantial amounts of new capital for projects, operating expenses, efforts to commercialize the Rentech Process, to purchase property and equipment, and to continue significant research and development programs for the Fischer-Tropsch projects we are considering. We also expect to undertake these types of expenditures in efforts to commercialize the technology in one or more additional plants in which we may acquire full or part ownership. Even if we succeed in obtaining construction loans secured by such projects, we expect to need significant amounts of capital as our required share of the total investment in these projects.

Our agreements related to FT Solutions LLC require us to contribute one-half of the cost of constructing a product development unit. FT Solutions has initiated the design and construction of the plant. We estimate that our share of the cost of the plant will be approximately $2.5 million. We expect to be able to pay our contribution in installments as the work progresses, starting in February 2005. Our present schedule calls for the plant to be ready for initial startup operations in September 2005.

If we are unable to obtain additional financing, we will not be able to continue our operations at the current level.

Revenues associated with licensing the Rentech Process and from our subsidiaries, including the net proceeds of potential sales of our interests in Sand Creek Energy LLC or one or more of our operating subsidiaries, will not be adequate to fund our present level of operations and the expenses we are incurring to pursue our proposed acquisition of Royster-Clark Nitrogen, Inc. through September 30, 2005. We need additional financing to maintain all of our operations. We need additional financing and substantially increased revenues to accomplish our plans for the East Dubuque fertilizer plant.

Without the proceeds of additional financing, our plan to generate new revenues from use of the Rentech Process would be hindered and delayed.

Without capital to provide for our proposed acquisition of Royster-Clark Nitrogen, Inc and the substantial costs to retrofit it to use coal and to add our Fischer-Tropsch technology, and additional capital for the initial studies that we typically conduct at our expense to encourage Fischer-Tropsch projects, we would not realize revenues from the East Dubuque plant or from projects that might be developed by proposed licensees. This situation would delay commercialization of our technology. Our plan to realize new revenues from license fees, engineering services, royalties and catalyst sales would be delayed.

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

RENTECH, INC.

Net Deferred Tax Asset. We had net deferred tax assets offset by a full valuation allowance at September 30, 2004 and 2003. We are not able to determine if it is more likely than not that the net deferred tax assets will be realized. See Note 15 to the Consolidated Financial Statements in our annual report on Form 10-K for the year ended September 30, 2004.

ANALYSIS OF CASH FLOW

The following table summarizes our Consolidated Statements of Cash Flows:

	Three Months Ended December 31,
	2004	2003
Net Cash (Used in) Provided by:
Operating activities	$(1,229,492)	$(1,276,386)
Investing activities	(488,403)	(147,786)
Financing activities	2,775,456	1,422,821

Cash Flows From Operating Activities

Net Loss. Operating activities produced net losses of $2,251,565 during the three months ended December 31, 2004, as compared to $1,917,643 during the three months ended December 31, 2003. The cash flows used in operations during these periods resulted from the following operating activities.

Depreciation. Depreciation is a non-cash expense. This expense decreased during the three months ended December 31, 2004 by $5,851, as compared to the three months ended December 31, 2003. The decrease was attributable to equipment disposed of during the three months ended December 31, 2003.

Amortization. Amortization is also a non-cash expense. This expense decreased during the three months ended December 31, 2004 by $16,272, as compared to the three months ended December 31, 2003. The decrease is attributable to certain capitalized software, which became fully depreciated during fiscal 2004 and a non-compete agreement, which was written off in fiscal 2004.

Equity in Loss of Investee. We recognized equity in loss of investee in the amount of $171,153 during the three months ended December 31, 2004. $45,769 represents our 50% share of the loss incurred by our joint venture in Sand Creek Energy LLC. The LLC is holding and maintaining the mothballed Sand Creek methanol plant. The decrease during the three months ended December 31, 2004 is due to a decrease in insurance and other maintenance costs of the facility. In the three months ended December 31, 2004, we recognized $125,384 in equity in loss of investee from our 50% share of the loss in our joint venture FT Solutions, LLC, which was formed in the fourth quarter of fiscal 2004.

Salaries Expense Paid Through Debt. During the three months ended December 31, 2003, we issued unsecured convertible promissory notes totaling $266,780 in lieu of cash to certain officers of the Company in payment of their salaries. No such notes were issued in the three months ended December 31, 2004.

Stock Options Issued for Services. During the three months ended December 31, 2004, we issued 250,000 options to purchase the common stock of Rentech in lieu of cash to Royster-Clark, Inc. as part of a standstill agreement. These options were valued using the Black-Scholes option pricing model, which resulted in an offering cost charge to additional paid-in capital of $178,766.

Changes in Operating Assets and Liabilities. The changes in operating assets and liabilities, net of business combination, result from the following factors.

Accounts Receivable. Accounts receivable increased by $182,381 during the three months ended December 31, 2004. The increase in accounts receivable was due to increases in sales by the paint segment of 32% and from the oil and gas field services segment of 34%.

Costs and Estimated Earnings in Excess of Billings. Costs and estimated earnings in excess of billings decreased $152,222

RENTECH, INC.

during the three months ended December 31, 2004 as a result of the timing of contract billings and other contract activity within the industrial automation systems and technical services segments. These contracts are accounted for under the percentage of completion method of accounting.

Prepaid Expenses and Other Current Assets. Prepaid expenses and other current assets increased during the three months ended December 31, 2004 by $74,952. The increase reflects the timing of payment on certain annual insurance premiums, net of the amortization of such premiums.

Accounts Payable. Accounts payable increased by $496,423 during the three months ended December 31, 2004. This increase resulted from the timing of receiving and paying trade payables. In addition, our payables at December 31, 2004 were increased due to costs owed associated with the potential acquisition of Royster-Clark Nitrogen.

Billings in Excess of Costs and Estimated Earnings. Billings in excess of costs and estimated earnings decreased $115,080 during the three months ended December 31, 2004 as a result of contracts within the industrial automation systems and technical services segments which are accounted for under the percentage of completion method of accounting.

Accrued Liabilities, Accrued Payroll and Other. Accrued liabilities, accrued payroll and other increased $113,579 during the three months ended December 31, 2004 as a result of the timing of payment of certain payroll related accruals.

Net Cash Used in Operating Activities. The total net cash used in operations decreased to $1,229,492 during the three months ended December 31, 2004, as compared to $1,276,386 during the three months ended December 31, 2003. The decrease reflects decreased cash costs for operating expenses.

Cash Flows From Investing Activities

Purchase of Property and Equipment. During the three months ended December 31, 2004, we purchased $124,775 of property and equipment, which included $62,549 paid in cash and $62,226 purchased with a note payable. Of the property and equipment purchases, 56% was attributable to vehicles and logging equipment purchased for our oil and gas field services segment, while the remaining 44% was attributable to computer equipment.

Proceeds from Disposal of Fixed Assets. We received proceeds from the disposal of fixed assets during the three months ended December 31, 2004 of $3,719.

Deposits and Other Assets. During the three months ended December 31, 2004, deposits and other assets increased $227,552.

Cash Used in Purchase of Investments. We used $41,677 to fund our 50% share of expenses of Sand Creek Energy, LLC during the three months ended December 31, 2004. We used $160,344 to fund our 50% share of expenses of FT Solutions, LLC during the three months ended December 31, 2004.

Net Cash Used in Investing Activities. The total net cash used in investing activities increased to $488,403 during the three months ended December 31, 2004 as compared to cash used of $147,786 during the three months ended December 31, 2003. The increase was primarily a result of an increase in deposits and other assets and cash used to fund our 50% interest in FT Solutions, LLC.

Cash Flows From Financing Activities

Proceeds from Issuance of Common Stock. During the three months ended December 31, 2004, we received $410,158 in net cash proceeds from the issuance of common stock compared to $1,036,625 during the three months ended December 31, 2003.

Payment of Offering Costs. During the three months ended December 31, 2004, we paid $52,462 in offering costs as compared to $95,600 during the three months ended December 31, 2003.

Proceeds from Long-Term Debt and Notes Payable. During the three months ended December 31, 2004, we received proceeds from long-term debt and notes payable in the amount of $1,850,000, compared to $792,530 during the three months ended December 31, 2003.

RENTECH, INC.

Payment of Debt Issuance Costs. During the three months ended December 31, 2004, we paid $187,390 in debt issuance costs as compared to $0 during the three months ended December 31, 2003.

Proceeds from Line of Credit, Net. During the three months ended December 31, 2004, we received net proceeds on our lines of credit of $1,006,613 as compared receiving net proceeds from our lines of credit of $792,530 during the three months ended December 31, 2003.

Payments on Long-Term Convertible Debt and Notes Payable. During the three months ended December 31, 2004, we repaid $251,463 on our debt obligations as compared to $201,432 during the same period in fiscal 2003. Payments in the three months ended December 31, 2004 reflect payments on notes payable and long-term convertible debt.

Net Cash Provided by Financing Activities. The net cash provided by financing activities during the three months ended December 31, 2004 was $2,775,456, compared to $1,422,821 in cash provided by financing activities during the three months ended December 31, 2003.

Cash increased during the three months ended December 31, 2004 by $1,057,561 compared to a decrease of $1,351 during the three months ended December 31, 2003. These changes increased the ending cash balance at December 31, 2004 to $1,312,978 and decreased the ending cash balance at December 31, 2003 to $814,412.

RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) Issue 03-1-1, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, which delays the effective date for the recognition and measurement guidance in EITF Issue No. 03-1. In addition, the FASB has issued a proposed FSP to consider whether further application guidance is necessary for securities analyzed for impairment under EITF Issue No. 03-1. We continue to assess the potential impact that the adoption of the proposed FSP could have on our financial statements.

In November 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 151, Inventory Costs, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the adoption of SFAS No. 151 will have a material impact on our financial statements.

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS No. 123(R) will be effective for interim or annual reporting periods beginning on or after June 15, 2005. We previously adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly we believe SFAS No. 123(R) will not have a material impact on our balance sheet or income statements. We continue to assess the potential impact that the adoption of SFAS No. 123(R) could have on our statements of cash flows.

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

Valuation of Long-Lived Assets, Intangible Assets and Goodwill. We must assess the realizable value of long-lived assets, intangible assets and goodwill for potential impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In assessing the recoverability of our goodwill and other intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. In

RENTECH, INC.

addition, we must make assumptions regarding the useful lives of these assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets. Effective October 1, 2001, we elected early adoption of SFAS No. 142, and were required to analyze goodwill for impairment. As of September 30, 2003, we updated our impairment test and determined that the goodwill recorded in connection with the acquisition of REN was impaired. REN’s customer backlog as of September was not sufficient to support the realization of goodwill and as a result, we wrote-off the balance related to REN. We also updated our impairment test as of December 31, 2004 for the goodwill recorded in connection with the acquisitions of OKON and PML. We concluded that there was no impact on our financial position and results of operations, as goodwill was not impaired.

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

Our working capital is not sufficient to meet our expected cash operating requirements for the period ending September 30, 2005, and without additional financing and sources of revenue, we may not be able to continue our operations at the current level after that time.

Our working capital is primarily used for operations, investing activities and payments on long-term debt. At December 31, 2004, we had negative working capital of $2,689,790. This compared to negative working capital of $1,266,653 at September 30, 2004. If we are not able to improve our working capital position, we will not be able to implement our plan to commercialize the Rentech Process through acquisition of the East Dubuque plant, realize revenues from its operations, or maintain our operations at the current level. If we do not succeed in financing and purchasing the East Dubuque plant, we will have a less advantageous position to seek additional financing to fund our operations, including payment of the loans we obtained to provide working capital until the new financing we expect to obtain for financing the purchase. If we are unable to obtain additional debt or equity financing, our current available net cash profits from operations and a potential sale of some of our assets will not enable us to meet our expected cash operating requirements through this fiscal year ending September 30, 2005.

RENTECH, INC.

We have never operated at a profit, and if we do not operate at a profit, we may be unable to continue our operations.

We have a history of operating losses and have never operated at a profit. From our inception on December 18, 1981 through December 31, 2004, we have incurred losses in the amount of $49,901,304. For the three months ended December 31, 2004, we recognized a net loss of $2,251,565 applicable to common shareholders. If we do not operate at a profit in the future, we would be unable to continue our operations at the present level. Ultimately, our ability to maintain our present level of business will depend upon earning a profit from use or licensing of the Rentech Process. Our ability to do so has not been demonstrated.

We will need to obtain funds from additional financing or other sources for our business activities. If we do not receive these funds, we would need to reduce, delay, or eliminate our expenditures, including our acquisition of the East Dubuque fertilizer plant.

We have, and will continue to expend substantial funds to continue research and development of our technologies, to market licenses of the Rentech Process, and to retrofit existing plants that we expect to acquire. We intend to finance our acquisition and conversion of future plants primarily through non-recourse debt financing at the project level, as well as through equity financing. Additionally, we intend to obtain additional funds through joint ventures or other collaborative arrangements, and through debt and equity financing in the capital markets. Financing for our projects may not be available when needed or on terms acceptable or favorable to us. In addition, we expect that definitive agreements with equity and debt participants in our capital projects will include conditions to funding, many of which could be outside our control. If we cannot obtain sufficient funds, we may be required to reduce, delay or eliminate expenditures for our business activities, including our anticipated conversion of the East Dubuque plant, or to reduce, delay or eliminate expenditures for research and development, seek to enter into a business combination transaction with, or sell some or all of our assets to others

If we succeed in financing and acquiring the East Dubuque plant, we may never successfully operate the plant.

We expect the current management and operation staff to remain at the East Dubuque plant and continue to operate it after we acquire the plant, but we do not have significant experience managing the operation of a nitrogen fertilizer plant and we may not be successful in doing so. If we are not able to successfully manage the East Dubuque plant during the addition of the proposed coal gasification process and equipment to use our technology, we may not be able to repay the debt we will incur to acquire the plant. As a result, the value of our common stock would be negatively impacted and the purchasers of our common stock may lose their investment. Our future financial performance will depend in part on our ability to integrate Royster-Clark Nitrogen, Inc. with our current operations. In order to integrate the newly acquired business into our current business, we must combine in a timely manner our financial and management controls, our administrative functions and our information systems. We cannot assure you that we will successfully integrate Royster-Clark Nitrogen or that we will effectively manage the combined operations.

The market for natural gas has been volatile and if prices for natural gas increase significantly, we may not be able to economically operate the East Dubuque plant during the conversion phase.

Until we complete the conversion of the East Dubuque plant to use coal to produce the required synthesis gas, we will be exposed to market risk due to increases in natural gas prices. We intend to purchase natural gas for use in the East Dubuque plant on the spot market. We plan to also use short-term, fixed supply, fixed price purchase contracts to lock in pricing for a portion of our natural gas requirements through the winter months when gas prices are usually the most volatile. These may not protect us from increases in the cost of our feedstock that could materially adversely affect our business, results of operations and financial condition. An increase in the price of natural gas, prior to the conversion, or in coal, after the conversion is completed, or in other commodities that we may use as feedstock at the other fertilizer plants we acquire may also adversely affect our operating results. The prices of natural gas or other commodities that we may use as feedstock are subject to wide fluctuations due to a variety of factors that are beyond our control. Higher than anticipated costs for the catalyst and other materials used in these plants could also adversely affect operating results.

If we acquire the East Dubuque plant, our future hedging activities may effectively increase the price we pay for the natural gas that we will use in operating the East Dubuque plant and may require us to provide collateral for hedging liabilities.

If we acquire the plant, we would attempt to manage our exposure to increases in the price of natural gas by entering into price

RENTECH, INC.

risk management arrangements for a portion of our expected requirements of natural gas for the East Dubuque plant. Commodity price hedging may fix the prices we actually pay for our natural gas, and we may not benefit from reductions in the price of natural gas. In addition, our commodity price risk management transactions may expose us to the risk of financial loss in certain circumstances. These include becoming obligated to purchase more natural gas than the operations of the plant require, or failure of the counterparties to our contracts to perform under the contracts. Our commodity price risk management arrangements may also require us to deliver cash collateral or other assurances of performance to the counterparties in the event that our payment obligations exceed certain levels. These future collateral requirements, if any, are uncertain and will depend on arrangements with our counterparties and future natural gas prices.

Lower prices for nitrogen fertilizers or downturns in market demands could reduce the revenues and profitability of the nitrogen fertilizer business.

Nitrogen fertilizer is a global commodity that experiences often unpredictable fluctuations in demand and an increasing supply on the world-wide market, and we believe we may face intense price competition from other domestic and foreign sources. In the recent past, nitrogen fertilizer prices have been volatile, often experiencing price changes from one growing season to the next. A downturn in nitrogen prices could have a depressing effect on the prices of most of the fertilizer products that we will sell after we acquire Royster-Clark Nitrogen, and may materially adversely affect our ability to economically convert the nitrogen fertilizer plant to use coal and produce liquid hydrocarbon products using the Rentech Process. If we are able to acquire Royster-Clark Nitrogen, and the price of the fertilizer product we would sell decreases or we do not successfully convert the East Dubuque plant to the use of coal feedstock and successfully add our Rentech Process and begin producing liquid hydrocarbon products, our business, results of operation and financial condition could be materially adversely affected.

If we succeed in financing and acquiring the East Dubuque plant, our planned reconfiguration of the plant will require a substantial increase to our indebtedness and our debt to equity ratio, which could adversely affect our financial health and limit our ability to grow and compete.

To finance preliminary costs related to the acquisition of Royster-Clark Nitrogen, Inc., we have entered into short-term loan agreements for $3.85 million. To finance part of the purchase price of the acquisition, we are attempting to obtain a loan secured by the plant assets. To convert the nitrogen fertilizer plant to using coal to produce synthesis gas and to implement our Rentech Process, we will need to obtain additional financing, which we estimate could be $400 million, a substantial portion of which will be debt. We will likely become highly leveraged and our debt to equity ratio will consequently increase. The degree to which we are leveraged could have important consequences to us. For example, it could:

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

Without large asset loans and other financing sources, we will be unable to acquire Royster-Clark Nitrogen and the nitrogen fertilizer plant, and convert the plant to use coal feedstock with our technology. As part of the final phase of the conversion, we expect to suspend production of the plant for approximately six weeks, and we will require sufficient working capital to support our present operations and pay expenses of the plant during this period. Without the operating profits the nitrogen fertilizer plant may produce, we would be materially financially weakened and would be unable to implement our business plan.

Our receipt of license fees from other businesses for plants they might develop will depend on substantial efforts by our potential licensees, and if we license our technology, the licensees could choose not to construct a Fischer-Tropsch plant based on the Rentech Process or to pursue alternative Fischer-Tropsch technologies.

We have not had adequate capital to finance, construct, and operate our own commercial plants. We have marketed licenses for

RENTECH, INC.

use of the Rentech Process, but have no active licensees at this time. Under the license agreements we offer, a licensee would be responsible for obtaining sources of feedstock, conducting feasibility studies, recruiting personnel who are skilled in operating gas process plants, obtaining governmental approvals and permits, obtaining sufficient financing on favorable terms for the large capital expenditures required; possibly constructing infrastructure if not otherwise available at the plant site; designing, constructing and operating the plant; and marketing the products. The ability of any licensee to accomplish these requirements, and the efforts, resources and timing schedules to be applied by a licensee, will be controlled by the licensee. Whether licensees are willing to expend the resources necessary to construct Fischer-Tropsch plants will depend on a variety of factors outside our control, including the prevailing price outlook for crude oil, natural gas and refined products. In addition, our license agreements may generally be terminated by the licensee, with or without cause. Furthermore, our potential licensees are not restricted from pursuing alternative Fischer-Tropsch technologies on their own or in collaboration with others, including our competitors, for projects other than the ones we might license in the future.

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

Construction of Fischer-Tropsch plants incorporating the Rentech Process, including conversion of the East Dubuque plant to use coal and our Rentech Process, will be subject to risks of delay and cost overruns.

The construction of Fischer-Tropsch plants incorporating the Rentech Process, and our conversion of the East Dubuque plant to use coal and our Rentech Process, will be subject to risks of delay or cost overruns resulting from numerous factors, including the following:

•	obtaining sufficient financing;

•	timely issuance of additional permits, licenses and approvals by governmental agencies and third parties;

•	inadequate engineering plans or delays, including those relating to the commissioning of newly designed equipment;

•	unanticipated changes in the coal supply and market demand for our products;

•	shortages of equipment, materials or skilled labor;

•	labor disputes;

•	environmental conditions and requirements;

•	unforeseen events, such as explosions, fires and product spills;

•	increased costs or delays in manufacturing and delivering critical equipment;

•	resistance in the local community;

•	local and general economic conditions.

If construction of a plant or the conversion of the East Dubuque plant to the use of coal and our Rentech Process is delayed beyond the time we estimate, the actual cost of completion may increase beyond the amounts estimated in our capital budget. A delay would also cause a delay in the receipt of revenues projected from operation of the converted plant, which may cause our business, results of operation and financial condition to be substantially harmed.

The economic success of gas fed Fischer-Tropsch plants using our technology may depend on the availability of natural gas at economic prices, and alternative uses of natural gas could be preferred in many circumstances.

Construction and operation of Fischer-Tropsch plants by our licensees for the use of natural gas with our technology will depend on the availability of natural gas at economic prices. The market for natural gas is highly competitive in many areas of the world and, in many circumstances the sale of natural gas for use as a feedstock in a Fischer-Tropsch plant may not be the highest value

RENTECH, INC.

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

There are operating hazards of plants using the Rentech Process technology.

Plants that use our Fischer-Tropsch technology process carbon-bearing materials, including natural gas, into synthesis gas. Some plants will require the use of oxygen producing systems to convert the feedstock into synthesis gas. These gases, especially oxygen, are highly flammable and explosive. Severe personal injuries and material property damage may result. If such accidents did occur, our licensees and we could have substantial liabilities and costs. We are not insured for these risks. Furthermore, accidents of this type would likely adversely affect operation of existing as well as proposed plants by increasing costs for safety features.

We have limitations on protection of our intellectual property.

We rely on a combination of patent, trade secret, copyright and trademark law, nondisclosure agreements and technical security measures to protect our intellectual property rights in our various lines of business. Our patents cover key aspects of our gas-to-liquids process, but the technology could be infringed by others and our patents determined to be invalid. Our trade secrets for the formulas for our OKON sealers and for our computer software programs used for our Rentech Process, our oil and gas well field services, and our automated industrial test equipment, could become public. If a trade secret is acquired by a competitor, our competitive position in that line of business would be harmed and our revenues could be substantially reduced.

RENTECH, INC.

We expect to have foreign operations, and our business there would be subject to various risks.

We expect that a substantial part of the use of our Rentech Process will occur in foreign countries. The additional risks of foreign operations include rapid changes in political and economic climates; changes in foreign and domestic taxation; lack of stable systems of law in some countries; susceptibility to loss of protection of patent rights and other intellectual property rights; expatriation laws adversely affecting removal of funds; fluctuations of currency exchange rates; nationalization of property; civil disturbances; war and other disruptions affecting operations. International operations and investments may also be negatively affected by laws and policies of the United States affecting foreign trade, investment and taxation. If any one or more of these events occurs, our revenues from overseas customers could be severely reduced or ended.

Our fair price provisions may deter tender offers.

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

CONTRACTUAL OBLIGATIONS

In addition to the lines of credit and long-term convertible debt previously described, we have entered into various other contractual obligations. The following table lists our significant contractual obligations at December 31, 2004.

RENTECH, INC.

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Notes payable to related parties	$188,682	$188,682	$—	$—	$—
Lines of credit	2,149,218	2,149,218	—	—	—
Long-term debt	3,946,095	2,528,242	423,517	71,593	922,743
Long-term convertible debt	1,079,970	15,560	1,064,410	—	—
Operating leases	875,159	226,413	362,068	286,678	—

	$8,239,124	$5,108,115	$1,849,995	$358,271	$922,743

We are a guarantor on the $500,000 line of credit with Premier Bank until it matures on May 1, 2005. This guaranty includes any amount of the line of credit for which the 44% shareholders of REN are responsible to us.

We have entered into various long-term promissory notes, with monthly principal and interest p1ayments of $28,077, at interest rates of 0% to 9.6%, which are collateralized by certain fixed assets of the Company.

We have leased office space under a non-cancelable operating lease, which expires October 31, 2009, with a renewal option for an additional five years. We have also leased office and warehouse space under a lease that expires during March 2005. In addition we have entered into various other operating leases, which expire through December 2009.

In addition to the contractual obligations previously described, we have entered into various other commercial commitments. The following table lists these commitments at December 31, 2004.

	Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Employment agreements	$1,682,260	$884,849	$797,411	$—	$—

	$1,682,260	$884,849	$797,411	$—	$—

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

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and the Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2004 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no significant changes in our internal controls over financial reporting during the fiscal quarter ended December 31, 2004 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

RENTECH, INC.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

In the normal course of business, the Company is party to litigation from time to time. The Company maintains insurance to cover certain actions, especially product liability for our automated test equipment. We believe that resolution of such litigation will not have a material adverse effect on the Company.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

During the three months ended December 31, 2004, we issued options to purchase 145,000 shares of our common stock to employees, consultants and directors. The options were granted for services. The exercise prices were equal to the market value on the dates of the grants.

On December 10, 2004, we issued a stock option for the purchase of 250,000 shares of our common stock to Royster-Clark, Inc. for the exclusive right to negotiate an agreement for our purchase of all the issued and outstanding shares of Royster-Clark Nitrogen, Inc. These options may be exercised until December 10, 2009 at a price of $1.50 per share.

The options were offered and sold in private placement transactions made in reliance upon exemptions from registration pursuant to exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933 to accredited investors, as defined in Rule 501 of Regulation D under the Securities Act of 1933.

RENTECH, INC.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit Index

3(i)	Restated Articles of Incorporation dated January 18, 2005 (incorporated by reference to Exhibit 3.1 Current Report on Form 8-K filed January 19, 2005).

3(ii)	Bylaws dated November 30, 2004 (incorporated by reference to Exhibit 3(ii) to Annual Report on Form 10-K filed December 9, 2004).

4.1	Shareholder Rights Plan dated January 18, 2005 (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on January 19, 2005).

10.1	Form of Stock Purchase Warrant issued in the 1999 private placement of securities (incorporated by reference to Exhibit 4.2 to Annual Report on Form 10-KSB for the year ended September 30, 1999 filed on January 12, 2000).

10.2	Form of Convertible Promissory Note issued under the 2002 private placement of convertible promissory notes (incorporated by reference to the exhibits to Form S-3/A Amendment Two to Registration Statement No. 333-85682 filed on October 28, 2002).

10.3	Form of Stock Purchase Warrant issued in the 2002 private placement of securities (incorporated by reference to the exhibits to Form S-3/A Amendment Two to Registration Statement No. 333-85682 filed on October 28, 2002).

10.4	Form of Registration Rights Agreement (incorporated by reference to the exhibits to Form S-3/A Amendment Two to Registration Statement No. 333-85682 filed on October 28, 2002).

10.5	Form of Non-statutory Stock Option Agreement (incorporated by reference to the exhibits to Form S-3/A Amendment Two to Registration Statement No. 333-85682 filed on October 28, 2002).

10.6	Form of Convertible Promissory Note issued under the 2003 private placement of convertible promissory notes (incorporated by reference to the exhibits to Quarterly Report on Form 10-Q dated February 13, 2004).

10.7	Form of Stock Purchase Warrant issued under the 2003 private placement of convertible promissory notes (incorporated by reference to the exhibits to Quarterly Report on Form 10-Q dated February 13, 2004).

10.8	Senior Secured Note with Mitchell Technology Investments dated September 17, 2004 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed September 23, 2004).

10.9	Stock Purchase Warrant with Mitchell Technology Investments dated September 17, 2004 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed September 23, 2004).

10.10	Registration Rights Agreement with Mitchell Technology Investments dated September 17, 2004 (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed September 23, 2004).

10.11	Form of Promissory Note for December 2004 Short-Term Loan (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed December 7, 2004).

10.12	Form of Stock Purchase Warrant for December 2004 Short-Term Loan (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed December 7, 2004).

10.13	Form of Registration Rights Agreement for December 2004 Short-Term Loan (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K filed December 7, 2004).

10.14	License Agreement with Texaco Natural Gas, Inc. dated October 8, 1998 (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-KSB for the year ended September 30, 1998).

RENTECH, INC.

10.15	Technical Services Agreement dated June 14, 1999 between Rentech and Texaco Energy Systems, Inc. (incorporated by reference to Exhibit 10.7 to Rentech’s Annual Report on Form 10-K for the year ended September 30, 2001)

10.16	FT Solutions LLC Operating Agreement dated as of June 15, 2004 between Headwaters Technology Innovation Group, Inc. and Rentech, Inc. (incorporated by reference to the exhibits to Current Report on Form 8-K filed August 26, 2004).

10.17	Contribution Agreement dated as of June 15, 2004 Among Headwaters Technology Innovation Group, Inc., Rentech, Inc. and FT Solutions LLC (incorporated by reference to the exhibits to Current Report on Form 8-K filed August 26, 2004).

10.18	Patent and Trademark License Agreement dated June 15, 2004 Between Headwaters Technology Innovation Group, Inc. and FT Solutions LLC (incorporated by reference to the exhibits to Current Report on Form 8-K filed August 26, 2004).

10.19	Patent and Trademark License Agreement dated June 15, 2004 Between Rentech, Inc. and FT Solutions LLC (incorporated by reference to the exhibits to Current Report on Form 8-K filed August 26, 2004).

10.20	Patent and Trademark License Agreement dated as of June 15, 2004 Between FT Solutions LLC and Rentech, Inc. (incorporated by reference to the exhibits to Current Report on Form 8-K filed August 26, 2004).

10.21	Services Agreement Between Headwaters Technology Innovation Group, Inc., Rentech, Inc. and FT Solutions LLC (incorporated by reference to the exhibits to Current Report on Form 8-K filed August 26, 2004).

10.22	Services Contract with Wyoming Business Council dated June 7, 2004 (incorporated by reference to Exhibit No. 10.9 to the Current Report on Form 8-K filed June 7, 2004.

10.23	Technical Services Agreement with Clean Coal Power Resources, Inc. dated October 29, 2003 (incorporated by reference to Exhibit 10.1 to Rentech’s Current Report on Form 8-K dated December 11, 2003).

10.24	Letter of Intent with Pertamina dated October 2, 2001 (incorporated by reference to Exhibit No. 10.12 to Rentech’s Amendment No. Two to Registration Statement No. 333-85682 on Form S-3/A).

10.25	Memorandum of Understanding with GTL Bolivia, S.A. dated June 22, 2001 (incorporated by reference to Exhibit No. 10.14 to Rentech’s Amendment No. Two to Registration Statement No. 333-85682 on Form S-3/A).

10.26	Memorandum of Understanding with Jacobs Engineering U.K. Limited dated January 20, 2004, 1999 (incorporated by reference to exhibits to Current Report on Form 8-K filed January 29, 2004).

10.27	Memorandum of Understanding dated June 4, 2004 with the Independent State of New Guinea, Niugini Gas & Chemicals Pte Ltd and I&G Venture Capital Co. Ltd (incorporated by reference to Exhibit 99 to Current Report on Form 8-K filed June 30, 2004).

10.28	1990 Stock Option Plan (incorporated by reference to the exhibits to Registration Statement No. 33-37150-D on Form S-18).

10.29	1994 Stock Option Plan (incorporated by reference to the exhibits to Post-Effective Amendment No. 5 to Registration Statement No. 33-37150-D on Form S-18).

10.30	1996 Stock Option Plan (incorporated by reference to the exhibits to Current Report on Form 8-K dated December 18, 1996).

10.31	1998 Stock Option Plan (incorporated by reference to the exhibits to Registration Statement No. 333-95537 on Form S-8).

10.32	2001 Stock Option Plan (incorporated by reference to the exhibits to Annual Report on Form 10-K for the year ended September 30, 2002).

RENTECH, INC.

10.33	2003 Stock Option Plan (incorporated by reference to the exhibits to Annual Report on Form 10-K for the year ended September 30, 2002).

10.34	2005 Stock Option Plan.

10.35	Employment Contract with executive officer of subsidiary REN Corporation (incorporated by reference from the exhibits to Rentech’s Annual Report on Form 10-K for the year ended September 30, 2001, filed December 28, 2001).

10.36	Employment Agreement with Charles B. Benham (incorporated by reference to Exhibit No. 10.18 to Amendment No. Two to Registration Statement No. 333-85682 on Form S-3/A filed on October 28, 2002).

10.37	Employment Agreement with Mark S. Bohn (incorporated by reference to Exhibit No. 10.19 to Amendment No. Two to Registration Statement No. 333-85682 on Form S-3/A filed on October 28, 2002).

10.38	Employment Agreement with Ronald C. Butz (incorporated by reference to Exhibit No. 10.20 to Amendment No. Two to Registration Statement No. 333-85682 on Form S-3/A filed on October 28, 2002).

10.39	Employment Agreement with Dennis L. Yakobson (incorporated by reference to Exhibit No. 10.22 to Amendment No. Two to Registration Statement No. 333-85682 on Form S-3/A filed on October 28, 2002).

10.40	Stock Purchase Agreement between Rentech Development Corporation and Royster-Clark, Inc. dated as of December 10, 2004 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed December 16, 2004).

10.41	Amendment effective January 18, 2005 to Stock Purchase Agreement dated as of December 10, 2004 between Rentech Development Corporation and Royster-Clark, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed January 27, 2005).

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 15d – 14(a).

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

RENTECH, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RENTECH, INC.

Dated: February 8, 2005	/s/ Dennis L. Yakobson
Dennis L. Yakobson, President and
Chief Executive Officer

Dated: February 8, 2005	/s/ Geoffrey S. Flagg
Geoffrey S. Flagg
Chief Financial Officer