Form 10-Q
period 2005-03-31
RENTECH INC /CO/
filed 2005-05-09
CIK 868725

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

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

The number of shares of the Registrant’s common stock outstanding as of May 6, 2005 was 93,492,073.

RENTECH, INC.

Form 10-Q

Second Quarter ended March 31, 2005

RENTECH, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Balance Sheets

	March 31, 2005 (Unaudited)	September 30, 2004
Assets
Current assets
Cash	$363,892	$245,064
Accounts receivable, net of $136,255 and $136,255 allowance for doubtful accounts	1,008,863	770,028
Costs and estimated earnings in excess of billings	110,826	14,253
Other receivables	183,617	78,133
Receivable from related party	20,240	18,868
Prepaid expenses and other current assets	337,810	15,566
Assets held for sale, current	534,121	1,099,230

Total current assets	2,559,369	2,241,142

Property and equipment, net of accumulated depreciation of $2,013,289 and $1,832,768	3,391,500	3,405,465
Other assets
Licensed technology, net of accumulated amortization of $2,649,480 and $2,535,089	781,668	896,059
Goodwill, net of accumulated amortization of $30,725	166,713	166,713
Investment in advanced technology companies (Note 5)	611,500	611,500
Technology rights, net of accumulated amortization of $215,810 and $201,422	71,937	86,324
Deferred acquisition costs	—	413,944
Debt issuance costs	34,362	322,469
Deposits and other assets	272,266	74,986
Assets held for sale, non-current	306,875	1,160,686

Total other assets	2,245,321	3,732,681

Total assets	$8,196,190	$9,379,288

(Continued on following page)

See notes to consolidated financial statements.

RENTECH, INC.

Consolidated Balance Sheets

(Continued from previous page)

	March 31, 2005 (Unaudited)	September 30, 2004
Liabilities And Stockholders’ Equity
Current liabilities
Accounts payable	$1,936,817	$406,085
Billings in excess of costs and estimated earnings	—	107,280
Accrued payroll and benefits	527,248	351,801
Deferred compensation	470,034	434,646
Accrued liabilities	276,348	197,971
Convertible notes payable to related parties (Note 9)	192,118	185,166
Lines of credit payable (Note 8)	—	692,509
Current portion of long-term debt (Note 6)	1,161,778	55,183
Current portion of long-term convertible debt to stockholders (Note 7)	808,279	55,733
Liabilities held for sale, current	799,066	1,021,421

Total current liabilities	6,171,688	3,507,795

Long-term liabilities
Long-term debt, net of current portion	1,359,791	1,079,498
Long-term convertible debt to stockholders, net of current portion (Note 7)	655,446	1,657,210
Lessee deposits	7,485	7,485
Investment in Sand Creek	19,359	18,911
Investment in FT Solutions, LLC	—	70,525
Liabilities held for sale, non-current	36,392	—

Total long-term liabilities	2,078,473	2,833,629

Total liabilities	8,250,161	6,341,424

Minority interest	—	—

Commitments and contingencies
Stockholders’ equity (deficit) (Note 10)
Convertible preferred stock - $10 par value; 1,000,000 shares authorized and no shares outstanding	—	—
Common stock - $.01 par value; 250,000,000 shares authorized; 93,259,406 and 89,708,509 shares issued and outstanding	932,594	897,085
Additional paid-in capital	53,571,476	49,790,518
Accumulated deficit	(54,558,041)	(47,649,739)

Total stockholders’ equity (deficit)	(53,971)	3,037,864

Total liabilities and stockholders’ equity (deficit)	$8,196,190	$9,379,288

See notes to consolidated financial statements.

RENTECH, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Revenues
Service revenues	$1,842,110	$1,256,845	$3,611,835	$2,403,163

Cost of sales
Service costs	1,298,106	843,066	2,713,262	1,617,992

Gross profit	544,004	413,779	898,573	785,171
Operating expenses
General and administrative expense	4,096,241	1,442,037	5,389,616	2,787,616
Depreciation and amortization	103,339	110,929	208,732	237,197
Research and development	199,659	209,736	368,084	379,160

Total operating expenses	4,399,239	1,762,702	5,966,432	3,403,973

Operating loss	(3,855,235)	(1,348,923)	(5,067,859)	(2,618,802)

Other income (expenses)
Equity in loss of investee	(212,949)	(52,431)	(384,102)	(100,673)
Interest income	844	4,538	1,741	7,383
Interest expense	(1,195,061)	(178,222)	(1,875,867)	(516,771)
Gain (loss) on disposal of fixed assets	(530)	—	723	(3,640)

Total other income (expense)	(1,407,696)	(226,115)	(2,257,505)	(613,701)

Minority interest in subsidiary’s net loss	—	—	—	—

Net loss from continuing operations before income taxes	(5,262,931)	(1,575,038)	(7,325,364)	(3,232,503)
Income tax benefit	226,110	—	155,564	—

Net loss from continuing operations	(5,036,821)	(1,575,038)	(7,169,800)	(3,232,503)

Discontinued operations:
Net loss from discontinued operations	(93,050)	(100,341)	(282,182)	(360,519)
Gain on sale of discontinued operations, net of tax of $226,110 and $155,564	473,134	—	543,680	—

	380,084	(100,341)	261,498	(360,519)

Net loss	$(4,656,737)	$(1,675,379)	$(6,908,302)	$(3,593,022)

Basic and diluted loss per common share
Continuing operations	$(0.054)	$(0.018)	$(0.078)	$(0.039)
Discontinued operations	$0.004	$(0.001)	$0.003	$(0.004)

Basic and diluted loss per common share	$(0.050)	$(0.019)	$(0.075)	$(0.043)

Basic and diluted weighted-average number of common shares outstanding	92,801,018	85,588,165	91,398,772	83,041,519

See notes to consolidated financial statements.

RENTECH, INC.

Consolidated Statement of Stockholders’ Deficit

(Unaudited)

	Convertible Preferred Stock				Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Series A		Series B		Shares	Amount
	Shares	Amount	Shares	Amount
Balance, September 30, 2004 (audited)	—	$—	—	$—	89,708,509	$897,085	$49,790,518	$(47,649,739)	$3,037,864
Common stock issued for options and warrants exercised	—	—	—	—	1,288,099	12,881	1,221,008	—	1,233,889
Common stock issued for conversion of convertible notes	—	—	—	—	2,256,219	22,562	1,105,547	—	1,128,109
Stock options granted for stand-still agreement	—	—	—	—	—	—	178,766	—	178,766
Stock options granted for services	—	—	—	—	—	—	124,818	—	124,818
Warrants issued in conjunction with bridge loans					—	—	1,141,126	—	1,141,126
Common stock issued for services	—	—	—	—	6,579	66	9,693	—	9,759
Net loss for the six months ended March 31, 2005	—	—	—	—	—	—	—	(6,908,302)	(6,908,302)

Balance, March 31, 2005	—	$—	—	$—	93,259,406	$932,594	$53,571,476	$(54,558,041)	$(53,971)

See notes to consolidated financial statements.

RENTECH, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended March 31,
	2005	2004
Cash flows from operating activities
Net loss	$(6,908,302)	$(3,593,022)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	213,088	220,114
Amortization	128,778	161,323
(Gain) loss on disposal of fixed assets	(723)	3,640
Write off of acquisition costs	1,657,611	—
Write off of debt issue costs	901,846	—
Equity in loss of investee	384,102	100,673
Minority interest in net loss of subsidiary	—	(130,470)
Accrued interest expense	58,098	36,666
Gain on sale of subsidiary	(699,244)	—
Salaries expense paid through debt	—	357,877
Common stock issued for services	9,759	61,120
Stock options and warrants issued for services	209,162	28,522
Changes in operating assets and liabilities
Accounts receivable	(182,158)	(89,880)
Costs and estimated earnings in excess of billings	66,184	460,477
Other receivables and receivable from related party	43,144	(56,489)
Inventories	(65,147)	17,669
Prepaid expenses and other current assets	251,121	61,048
Accounts payable	1,575,787	(16,956)
Billings in excess of costs and estimated earnings	(115,080)	11,395
Accrued liabilities, accrued payroll and other	126,789	(243,737)

Net cash used in operating activities	(2,345,185)	(2,610,030)

Cash flows from investing activities
Purchase of property and equipment	(109,792)	(85,867)
Proceeds from disposal of fixed assets	3,719	—
Proceeds from sale of subsidiary	1,700,000	—
Payment of acquisition costs	(466,247)	—
Deposits and other assets	650,581	301,569
Cash used in purchase of investments	(454,179)	(100,513)

Net cash provided by investing activities	1,324,082	115,189

Cash flows from financing activities
Proceeds from issuance of common stock	1,233,889	3,531,830
Payment of offering costs	(52,462)	(217,275)
Proceeds from long-term debt and notes payable	1,850,000	565,000
Payment of debt issuance costs	(764,331)	—
Payments on line of credit, net	(643,387)	(123,442)
Payments on long-term convertible debt and notes payable	(481,462)	(455,920)

Net cash provided by financing activities	1,142,247	3,300,193

Increase (decrease) in cash	121,144	805,352

Cash, beginning of period	255,417	815,763

Cash, end of period	$376,561	$1,621,115

(Continued on following page)

See notes to consolidated financial statements.

RENTECH, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(Continued from previous page)

For the six months ended March 31, 2005 and 2004, the Company made cash interest payments of $285,308 and $224,039. Excluded from the statements of cash flows for the six months ended March 31, 2005 and 2004 were the effects of certain non-cash investing and financing activities as follows:

	Six Months Ended March 31,
	2005	2004
Purchase of annual insurance financed with a note payable	$587,919	$222,348
Issuance of common stock for conversion of convertible notes payable	$1,128,109	$1,464,662
Warrants issued in conjunction with bridge loans	$1,141,126	$—
Deferred financing charges for convertible promissory notes	$—	$307,000
Purchase of property and equipment with note payable	$105,757	$77,347
Issuance of common stock for subscription receivable	$—	$350,000
Reclassification of line of credit to long-term debt	$500,000	$—

See notes to consolidated financial statements.

RENTECH, INC.

Notes to Consolidated Financial Statements

March 31, 2005 (Unaudited)

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

In addition to our F-T alternative fuels segment, we own interests in two subsidiaries. These are our oil and gas field services segment conducted through Petroleum Mud Logging, Inc., which is wholly owned, and REN Corporation, of which we own 56%. In the second quarter of the current fiscal year, the Board of Directors made the decision to dispose of our 56% ownership in REN Corporation with a disposal date estimated to be on or before June 30, 2005.

On March 8, 2005, we sold our entire interest in our wholly owned subsidiary, OKON, Inc. Rentech was previously engaged in the manufacture and sale of stains, sealers and coatings through OKON, and the sale included all the assets and intellectual properties of OKON. The stock of OKON was sold to Zinsser Co., Inc. according to the terms of a Stock Purchase Agreement dated March 8, 2005. The aggregate sales price was $2.0 million. Of this amount, $1.7 million was received at the closing of the sale and $300,000 is to be paid in monthly payments at the rate of seven percent of gross sales, less returns, of products sold in the future that are based on OKON formulations and technologies. Proceeds of this transaction were used primarily to pay down short-term debt.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2004. As discussed further in Note 3, the consolidated financial statements and notes to the consolidated financial statements have been presented to reflect the sale of OKON, Inc. and the pending disposal of our 56% ownership in REN Corporation as assets and liabilities held for sale in the consolidated balance sheets, and as discontinued operations in the consolidated statements of operations for all periods presented. Operating results for the six months ended March 31, 2005 are not necessarily indicative of the results that may be realized for the full fiscal year ending September 30, 2005.

Reclassifications

Certain prior period amounts have been reclassified to conform to the fiscal year 2005 presentation.

Management’s Plans

From the Company’s inception on December 18, 1981 through March 31, 2005, the Company has incurred losses in the amount of $54,558,041. For the six months ended March 31, 2005, the Company recognized a $7,169,800 net

RENTECH, INC.

Notes to Consolidated Financial Statements

March 31, 2005 (Unaudited)

Note 1 – Description of Business and Basis of Presentation (continued)

Management’s Plans (continued)

loss from continuing operations. If the Company does not operate at a profit in the future, the Company may be unable to continue its operations at the present level.

During fiscal 2004 we expanded our original business strategy of licensing our technology to include deploying the Rentech Process in existing domestic fertilizer plants that we may acquire and in other selected domestic and international projects. In the United States, we are planning to acquire interests in existing nitrogen fertilizer plants currently using natural gas as feedstock. We plan to convert these plants to use coal or refinery residues, which are readily available and less expensive as feedstocks, and to add the Rentech Process to produce Fischer-Tropsch liquid hydrocarbon products in addition to the nitrogen fertilizers already being produced by the plants. We believe that converting domestic plants in this manner would enable us to utilize our technology in a commercial scale plant, and, we believe, greatly improve our financial results, as well as deploy our technology more rapidly in less risky circumstances than in international projects. Our initial contract for this objective was dated December 10, 2004 and was with Royster-Clark, Inc. It provided for our purchase of Royster-Clark Nitrogen, Inc., and thereby our acquisition of its nitrogen fertilizer plant located in East Dubuque, Illinois. This contract expired on March 18, 2005. Since that date, we have been continuing to work with Royster-Clark, Inc. to begin the conversion of the plant to a coal-fed gasification process to produce Fischer-Tropsch ultra-clean fuels and surplus electricity, and, in addition, to increase the production of nitrogen fertilizers. We entered into a contract with Fluor Enterprises, Inc. on March 22, 2005 to conduct a study on the first phase of the front-end engineering and design necessary for converting the plant. In the three months ended March 31, 2005, we expensed $1,657,611 as abandoned acquisition costs and $901,846 as abandoned debt issue costs related to the termination of the contract with Royster-Clark, Inc.

The Company has been successful in the past in obtaining debt and equity financing. For the years ended September 30, 2004 and 2003, the Company received net cash proceeds from the issuance of common stock of $4,706,951 and $1,577,100. For the years ended September 30, 2004 and 2003, the Company received cash proceeds from long-term debt and long-term convertible debt to stockholders of $565,000 and $2,505,000. On April 8, 2005, subsequent to quarter end, Rentech, Inc. entered into a Securities Purchase Agreement that provided it with gross proceeds of $9 million through a private placement of convertible preferred stock with M.A.G. Capital, LLC (formerly Mercator Advisory Group, LLC) through its designated funds, Monarch Pointe Fund, Ltd, Mercator Momentum Fund, III, LP, and Mercator Momentum Fund, LP, and with Pentagon Special Purpose Fund, Ltd. The agreement provided for a private placement of 90,000 shares of Rentech’s Series A Convertible Preferred Stock at $100 per share. See Note 12 for further details regarding this transaction.

Historically, we have relied for working capital upon private placements of our equity represented by our common stock or securities convertible into common stock, supplemented by debt financing. On March 17, 2005, our shareholders approved an amendment to our Restated Articles of Incorporation to increase the number of authorized shares of common stock from 150,000,000 to 250,000,000. We also are discussing the sale of our 56% ownership in REN Corporation with a potential buyer and expect to complete the sale in the third quarter of this fiscal year. We are also considering selling Petroleum Mud Logging. In addition, in conjunction with Republic Financial Corporation, our co-owner, we are seeking a buyer to purchase our one-half interest in the assets of Sand Creek Energy, LLC. We believe that our current available cash, revenues from operations, and the potential sale of assets will be sufficient to meet our cash operating requirements through the fiscal year ended September 30, 2005.

RENTECH, INC.

Notes to Consolidated Financial Statements

March 31, 2005 (Unaudited)

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

For the six months ended March 31, 2005 and 2004, stock options for a total of 3,083,000 and 3,134,418 shares, stock warrants for a total of 4,931,211 and 3,527,905 shares and total convertible debt which is convertible into shares of common stock of 2,868,461 and 4,583,608 shares were not included in the computation of diluted loss per share because their effect was anti-dilutive.

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

RENTECH, INC.

Notes to Consolidated Financial Statements

March 31, 2005 (Unaudited)

Note 2 – Summary of Certain Significant Accounting Policies (continued)

Stock Option Plans (continued)

	Six Months Ended March 31,
	2005	2004
Net loss from continuing operations
As reported	$(7,169,800)	$(3,232,503)
Pro forma	$(7,240,330)	$(3,372,396)
Net loss per common share from continuing operations
As reported	$(.078)	$(.039)
Pro forma	$(.079)	$(.041)
Net loss from discontinued operations
As reported	$261,498	$(360,519)
Pro forma	$261,498	$(360,519)
Net loss per common share from discontinued operations
As reported	$.003	$(.004)
Pro forma	$.003	$(.004)
Total net loss
As reported	$(6,908,302)	$(3,593,022)
Pro forma	$(6,978,832)	$(3,732,915)
Total net loss per common share
As reported	$(.075)	$(.043)
Pro forma	$(.076)	$(.045)

Minority Interest

Minority interests in the net assets of subsidiaries are reflected separately in the consolidated financial statements below long-term liabilities. Minority interests in the net loss of a subsidiary are reflected as an addition to consolidated net loss, reduced by the excess of any losses applicable to the minority interest in a subsidiary that exceed the minority interest in the equity capital of the subsidiary. The Company accounts for the excess loss in accordance with Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (“ARB 51”) as the minority interest shareholders have no obligation to fund such losses. As of March 31, 2005, the Company had a cumulative minority interest excess loss of $216,392, including $81,473 in the six months ended March 31, 2005, which was charged against the majority interest on the Consolidated Statement of Operations, reducing the total minority interest to $0 for the six months ended March 31, 2005.

Note 3 – Assets Held for Sale and Discontinued Operations

OKON, Inc.

On March 8, 2005, Rentech entered into a Stock Purchase Agreement with Zinsser Co., Inc. for the sale by Rentech of all of its interest in the stock of OKON, Inc. By the terms of the agreement, Rentech sold 100% of the issued and outstanding stock of its wholly-owned subsidiary, OKON, Inc. to Zinsser Co., Inc. at the closing of the sale on March 8, 2005. Rentech was paid $1.7 million at the closing. In addition, Rentech is to be paid an additional $300,000 in

RENTECH, INC.

Notes to Consolidated Financial Statements

March 31, 2005 (Unaudited)

Note 3 – Assets Held for Sale and Discontinued Operations (continued)

monthly payments at the rate of seven percent of gross sales, less returns, of products sold in the future that are based on formulations and product technologies that OKON owned at the time of sale. We have recorded $150,000 of this receivable in current assets and $150,000 in other assets, as we expect to collect approximately one-half of this payment within one year from the closing date. The terms of the agreement provide that Rentech will indemnify Zinsser Co., Inc. against any unknown environmental liabilities incurred up to the date of sale. In addition, if the closing working capital amount agreed on between both parties, per the terms of the agreement, is less than $220,000, the shortage will be deducted from the $300,000 owed to Rentech.

The business of OKON, involving the manufacture and sale of paints, stains and sealers was not part of Rentech’s core business or its strategic focus. In connection with the closing of the transaction, Rentech incurred $100,000 as one-time incentive payments for executive incentives, as well as $35,000 in fees associated with the closing. Rentech incurred additional non-cash costs of $94,422 associated with the transaction.

The net sales price is set forth as follows:

Sales Price	$2,000,000
Less transaction costs (1)	($135,000)

Net sales price to Rentech, Inc., after transaction costs	$1,865,000
Consisting of:
Cash (2)	$1,700,000
Accrued liabilities (1)	($135,000)
Earn-Out receivable (2)	$300,000

Net sales price to Rentech, Inc., after transaction costs	$1,865,000
Other transaction costs, noncash
Extension of employee options (3)	$73,919
20,000 options issued to employees (4)	$20,503
Book value of Rentech’s ownership in OKON, Inc.	$1,071,334

Rentech’s gain on sale of OKON, Inc.	$699,244

(1)	Includes $35,000 in legal fees and $100,000 as a one-time payment to two executives as an incentive to remain employed with OKON, Inc. through the close of the sale transaction.

(2)	The aggregate sales price is $2.0 million. Of this amount, $1.7 million was received at the closing of the sale and $300,000 is to be paid in monthly payments at the rate of seven percent of gross sales, less returns, of products sold in the future that are based on OKON formulations and technologies.

(3)	Includes the value of the extension of 61,000 options that were previously issued to two executives as an incentive to remain employed with OKON, Inc. through the close of the sale transaction. The extension of the options were valued using the Black-Scholes option-pricing model.

(4)	Includes the value of 10,000 options issued to each of two executives as an incentive to remain employed with OKON, Inc. through the close of the sale transaction. The options were valued using the Black-Scholes option-pricing model.

RENTECH, INC.

Notes to Consolidated Financial Statements

March 31, 2005 (Unaudited)

Note 3 – Assets Held for Sale and Discontinued Operations (continued)

The assets and liabilities of OKON, Inc. as of March 8, 2005, just prior to sale, were as follows:

March 8, 2005
Accounts receivable, net	$154,636
Inventories	273,056

Total current assets held for sale	427,692
Property and equipment, net	21,173
Goodwill, net	839,841
Deposits and other assets	6,226

Total assets held for sale	$1,294,932

Accounts payable	$143,985
Accrued payroll and benefits	56,963
Accrued liabilities	22,650

Total current liabilities held for sale	223,598

Total liabilities held for sale	$223,598

Effective with the second quarter of fiscal year 2005, this business is reflected as a discontinued operation in the consolidated statements of operations as of March 31, 2005 and 2004. All prior period results have been reclassified to reflect this presentation. The assets and liabilities attributable to this business as of March 31, 2005 are $0 in the consolidated balance sheet for that period and they have been classified in the consolidated balance sheet as of September 30, 2004 as assets and liabilities held for sale and consist of the following:

September 30, 2004
Cash	$(8,146)
Accounts receivable, net	333,363
Inventories	203,967
Prepaid expenses and other current assets	11,670

Total current assets held for sale	540,854
Property and equipment, net	28,688
Goodwill, net	839,841
Deposits and other assets	6,226

Total assets held for sale	$1,415,609

Accounts payable	$115,397
Accrued payroll and benefits	58,112
Accrued liabilities	33,887

Total current liabilities held for sale	207,396

Total liabilities held for sale	$207,396

RENTECH, INC.

Notes to Consolidated Financial Statements

March 31, 2005 (Unaudited)

Note 3 – Assets Held for Sale and Discontinued Operations (continued)

Operating results of the discontinued operations from OKON, Inc. are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Revenue	$349,713	$544,904	$846,141	$921,741

Net loss	$(42,207)	$(39,387)	$(89,821)	$(170,737)

REN Corporation

In the second quarter of fiscal year 2005, the Company’s Board of Director’s made the decision to dispose of Rentech’s 56% ownership in REN Corporation. The Company expects to dispose of REN Corporation by June 30, 2005. The Company is currently negotiating terms of sale with a group led by the minority shareholder. The Company is unable to estimate the net proceeds of the sale at this time, but expects to incur closing costs of approximately $25,000. If the Company is unable to agree on terms of sale under this arrangement, the Company will explore other alternatives of disposition to be implemented by June 30, 2005. The Company expects to incur additional losses from discontinued operations of approximately $60,000 from the beginning of the third quarter through the disposal date. The Company anticipates providing in an agreement for sale that the buyer would be responsible for all contingent liabilities that now exist, or might be incurred after the date of disposal.

RENTECH, INC.

Notes to Consolidated Financial Statements

March 31, 2005 (Unaudited)

Note 3 – Assets Held for Sale and Discontinued Operations (continued)

Effective with the second quarter of fiscal year 2005, this business is reflected as a discontinued operation in the consolidated statement of operations. All prior period results have been reclassified to reflect this presentation. The assets and liabilities attributable to this business have been classified in the consolidated balance sheets as assets and liabilities held for sale and consist of the following:

	March 31, 2005 (Unaudited)	September 30, 2004
Cash	$12,669	$18,499
Accounts receivable, net	190,799	68,749
Costs and estimated earnings in excess of billings	—	162,757
Inventories	298,009	301,951
Prepaid expenses and other current assets	32,644	6,420

Total current assets held for sale	534,121	558,376
Property and equipment, net	306,875	285,931

Total assets held for sale	$840,996	$844,307

Accounts payable	$195,287	$178,819
Billings in excess of costs and estimated earnings	—	7,800
Accrued payroll and benefits	33,866	34,425
Accrued liabilities	40,202	54,680
Lines of credit payable	499,218	492,605
Current portion of long-term debt	30,493	45,696

Total current liabilities held for sale	799,066	814,025
Long-term debt, net of current portion	36,392	—

Total liabilities held for sale	$835,458	$814,025

Operating results of the discontinued operations from REN Corporation are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Revenue	$159,560	$261,496	$217,138	$384,006

Net loss	$(50,843)	$(60,954)	$(192,361)	$(189,782)

Note 4 - Inventories

Inventory from continuing operations was $0 as of March 31, 2005 and September 30, 2004. Inventories held for sale consisted of the following:

	March 31, 2005	September 30, 2004
Inventory held for sale:
Finished goods	$—	$99,919
Work in process	132,679	37,134
Raw materials	165,330	368,865

	$298,009	$505,918

RENTECH, INC.

Notes to Consolidated Financial Statements

March 31, 2005 (Unaudited)

Note 5 – Investment in Advanced Technology Companies

On May 29, 1998, the Company acquired a 10% ownership in INICA, Inc. for $3,079,107. During the fourth quarter of fiscal 2003, the Company exchanged its 10% ownership in INICA for a 2.28% ownership in the common stock of Global Solar Energy, Inc. (“GSE”) and a 5.76% ownership in the common stock of Infinite Power Solutions, Inc. (“IPS”). GSE manufactures and markets flexible photovoltaic modules, while IPS is developing micro-miniature thin-film rechargeable batteries. As of September 30, 2004, the Company completed an assessment of the value of its minority ownership interests in GSE and IPS based upon currently available information. We used the most recent equity transaction to establish a per share price for our shares in GSE plus a premium of 25% for future upside potential. The existing debt of GSE is convertible, but it is not expected to convert at less than the value of the most recent equity transaction. As a result of the significant difference between previously projected revenues and cash flow for fiscal 2004 and current projections, as well as the revised projections for fiscal 2005, management concluded that Rentech’s investment in the stock was impaired. Therefore, we reduced our valuation of our GSE shares to the value of the most recent equity transaction, or $611,500. Due to the fact that IPS had only enough cash to get through December 2004 and that it has not yet reached the point of signing a memorandum of understanding or letter of intent with any potential new partners, management concluded that Rentech’s investment in IPS had suffered an impairment. As there were no definitive agreements that would have lead us to believe that IPS would continue its operations into 2005, we concluded that the investment was fully impaired and we wrote our investment down to $0. As a result of that assessment, the Company recorded an impairment of investment of $588,500 and the investment in the two advanced technology companies was recorded at the estimated net realizable value of $611,500. The assessment that the Company performed was based upon estimates. The actual value that is realized from these investments may be more or less than $611,500. The Company will recognize gains or losses on these investments, if any, when realized. As of March 31, 2005, the Company reassessed the value of its minority ownership interests and determined no further impairment was necessary.

Note 6 – Debt

On September 27, 2002, the Company entered into a $500,000 line of credit agreement with the Bank of Denver. The line of credit was due on demand. On March 4, 2004, the Company and the Bank of Denver signed a change in terms agreement converting the line of credit to an installment loan under which the maturity date of the line was extended from March 1, 2004 to September 1, 2007, at which time all unpaid principal and interest would be due. The line of credit accrued interest at the Bank of Denver Base Rate plus 0.5%, and was payable monthly through October 1, 2004, at which time the line of credit converted to an installment loan which bears interest at the same rate. The remaining balance is being amortized over 36 months beginning October 1, 2004. The installment loan is collateralized by all inventory, accounts receivable and equipment of Rentech. In addition, the installment loan is secured by a mortgage against the building in which our research and development laboratory is housed, and 1,308,500 shares of the Company’s common stock consisting of shares owned by four officers of the Company. As of March 31, 2005, the installment loan was accruing interest at 7.75% and the balance was $425,188.

Under date of November 19, 2004, the Company issued three unsecured promissory notes for loans totaling $850,000. The Company paid $61,528 in debt issuance costs related to the promissory notes. The promissory notes mature November 18, 2005, and bear annual interest between 8.5% and 10.0% with principal and interest payable on November 18, 2005. In connection with the promissory notes, the Company issued stock purchase warrants for the purchase of 745,613 shares of common stock and entered into Registration Rights Agreements providing for the registration of the shares of common stock underlying the warrants. The warrants have an exercise price of $1.14 per share of common stock, and may be exercised for three years ending on November 18, 2007. The warrants were valued using the Black-Scholes option-pricing model, which resulted in debt issuance charges of $288,154. On February 17, 2005, Rentech was in default of these promissory notes as it failed to close on the acquisition of Royster-Clark Nitrogen. As a result of the default on the loan, the Company issued additional warrants to the investors on the same terms as the original warrants for the purchase of 186,404 additional shares of its common stock at $1.14 per

RENTECH, INC.

Notes to Consolidated Financial Statements

March 31, 2005 (Unaudited)

Note 6 – Debt (continued)

share. The warrants were valued using the Black-Scholes option-pricing model, which resulted in a charge to interest expense of $229,528. The Company paid a placement agent $42,500 for its services related to these promissory notes, which was recorded as debt issuance costs. In addition, the Company issued the placement agent 37,280 warrants to purchase the common stock of the Company. The warrants are exercisable at $1.14 per share and we valued using the Black-Scholes option-pricing model, which resulted in debt issuance costs of $14,407. As of March 31, 2005, the balance of the promissory notes, including principal and interest, was $692,516, which is shown net of unamortized debt issuance costs of $183,945.

Note 7 – Convertible Debt

On February 25, 2002, the Company issued four long-term convertible notes totaling $2,250,000 to existing stockholders of the Company, which accrued interest at 8.5% and were due in full on February 25, 2006. The Company recorded $132,461 in debt issuance costs related to these notes. Monthly payments on the notes of $19,526 commenced on April 1, 2002. The notes were convertible into no more than 4,500,000 registered shares of the Company’s common stock, less two shares for every one dollar of principal reduction of the notes paid in the form of cash. The notes allowed the lenders to convert part or all of the principal balance into common stock at a conversion price of $0.50 per share if the market price of the common stock on the conversion date was $0.50 per share or higher. Starting on the first day of the thirteenth calendar month following the date of the notes, and continuing on the first day of each succeeding month until the notes were paid in full, principal in the amount of one-thirty-sixth of the declining principal balance of the notes automatically converted into the Company’s common stock at a conversion price of $0.50 per share. The notes began to automatically convert into the Company’s common stock on March 1, 2003. On December 29, 2004, three of the convertible notes were converted into 1,629,929 shares of the Company’s common stock. On January 19, 2005, the balance of the remaining convertible note was converted into 424,332 shares of the Company’s common stock. As of March 31, 2005, the balance of these notes was $0.

On August 28, 2003, the Company entered into two convertible notes totaling $865,000 with existing stockholders of the Company, of which, $550,000 was received in fiscal 2003 and $315,000 was received during the three months ended December 31, 2003. The notes bear interest at 10% and mature on August 28, 2006, with all unpaid principal and interest due at that time. Interest-only payments are due on the first day of each month. The market price of the Company’s common stock was greater than the conversion rate included in the notes. As a result, the Company recorded $187,000 in deferred financing charges related to these notes during the six months ended March 31, 2004. The notes are convertible at any time in whole or in part into registered common stock of the Company at a conversion rate of $0.45 per share. The balance of these convertible notes at March 31, 2005 was $770,825, which is shown net of unamortized deferred financing charges of $94,175.

Under date of November 19, 2004, the Company issued two unsecured promissory notes totaling $1,000,000. In connection with the promissory notes, the Company issued stock purchase warrants for the purchase of 877,192 shares of common stock and entered into Registration Rights Agreements providing for the registration of the shares of common stock underlying the warrants. The promissory notes mature November 18, 2005, and bear annual interest of 8.5% with principal and interest payable on November 18, 2005. The warrants have an exercise price of $1.14 per share of common stock, and may be exercised for three years ending on November 18, 2007. The warrants were valued using the Black-Scholes option-pricing model, which resulted in debt issuance charges of $339,005. On February 17, 2005, the Company was in default of these promissory notes as it failed to close on the acquisition of Royster-Clark Nitrogen. As a result of the default on the loan, Rentech issued additional warrants to the investor on the same terms as the original warrants for the purchase of 219,298 additional shares of its common stock at $1.14 per share, and has allowed for the conversion of the unpaid balances of the notes into common stock at the rate of $1.14 per share. The warrants were valued using the Black-Scholes option-pricing model, which resulted in a charge to

RENTECH, INC.

Notes to Consolidated Financial Statements

March 31, 2005 (Unaudited)

Note 7 – Convertible Debt (continued)

interest expense of $270,034. As of March 31, 2005, the balance of the promissory notes, including principal and interest, was $808,279, which is shown net of unamortized debt issuance costs of $216,406.

Note 8 – Lines of Credit

Continuing Operations:

On September 17, 2004, the Company entered into a Senior Secured Note with Mitchell Technology Investments, a California general partnership (“Mitchell”) that provided Rentech with a credit facility of up to $2,000,000. In connection with the Senior Secured Note, Rentech issued Mitchell a stock purchase warrant for the purchase of 1,250,000 shares of common stock and entered into a Registration Rights Agreement with Mitchell providing for the registration of the shares of common stock underlying the warrant. The Senior Secured Note was scheduled to mature March 20, 2005, and bore annual interest at 9%, payable monthly, commencing November 1, 2004. The Company recorded $216,376 in debt issuance costs related to the note. On March 8, 2005, the Company paid off the loan in full, plus accrued interest, and the line of credit balance at March 31, 2005 was $0.

The warrants issued to Mitchell have an exercise price of $1.14 per share of common stock, subject to adjustments, and may be exercised for five years ending on September 16, 2009. If Rentech’s planned conversion of the Royster-Clark nitrogen fertilizer plant in East Dubuque, Illinois to use coal as a feedstock rather than natural gas is not completed, and Rentech does not commence commercial operations of the reconfigured plant by March 31, 2008, the term of the warrant will be extended for a period equal to the delay and the exercise price will be reduced by one-half. The warrants were valued using the Black-Scholes option-pricing model, which resulted in offering cost charges of $492,271 recorded as debt issuance costs. The number of shares of common stock for which the warrant may be exercised will be increased by 12,500 shares for each 30-day period if the registration statement required by the terms of the Registration Rights Agreement is not timely filed or thereafter declared effective. In either event, Rentech must also issue additional warrants to Mitchell for the purchase of additional shares of common stock equal to 50,000 shares for each 30-day period of delay. Jefferies & Company, Inc. (“Jefferies”) acted as financial advisor and sole placement agent with the structuring, issuance and sale of the debt securities for the Company. The Company paid Jefferies $80,468 for its services, which was recorded as debt issuance costs. In addition, the Company issued Jefferies 50,000 warrants, on the same terms as the Mitchell warrants, to purchase the common stock of Rentech. The warrants are exercisable at $1.14 per share. The warrants were valued using the Black-Scholes option-pricing model, which resulted in offering cost charges of $19,691 recorded as debt issuance costs.

Discontinued Operations:

On February 25, 2002, the Company entered into a $1,000,000 business line of credit agreement with Premier Bank through our 56% owned subsidiary, REN. The line of credit matures on November 1, 2005, at which time all unpaid principal and interest is due. The line of credit bears interest at prime plus 1.5% (7.25% at March 31, 2005), and interest is accrued and payable monthly. Payments of principal are tied to the receipt of accounts receivable by REN. On February 27, 2002, the Company purchased a $500,000 certificate of deposit with Premier Bank, to be used as collateral on the line of credit. On September 29, 2004, the Company entered into an amended agreement with Premier Bank whereby the Company redeemed the $500,000 certificate of deposit and applied it against the outstanding balance of the loan. In addition, the available line of credit amount was reduced from $1,000,000 to $500,000. The line of credit is collateralized by the first deeds of trust on the real property of Petroleum Mud Logging, Inc. and REN Corporation. The line of credit is guaranteed by Rentech, PML and the minority shareholder of REN Corporation. The balance of this line of credit at March 31, 2005 was $499,218.

RENTECH, INC.

Notes to Consolidated Financial Statements

March 31, 2005 (Unaudited)

Note 9 – Related Party Transactions

On January 1, 2003, the Company began to defer monthly salary payments to certain officers. These officers and the Company entered into convertible notes in the amount of their deferred salary payments. The notes bear interest at 9% and mature on September 30, 2005. The notes may be converted in whole or in part into unregistered common stock of the Company at a conversion rate of $0.45 per share for the deferrals between January 1, 2003 and March 31, 2003 and at the closing market price for all subsequent deferrals. Amounts deferred after December 31, 2004 are not subject to conversion into stock but are due in cash. As of March 31, 2005 the balance of these convertible notes was $192,118.

Note 10 – Stockholders’ Equity

Stock Options and Warrants

During the six months ended March 31, 2005, the Company issued options to employees and directors of the Company to purchase 145,000 shares of the Company’s common stock at the market price on the date of grant. The options were valued at $70,530 using the Black-Scholes option-pricing model and did not result in a charge to compensation expense. The Company also issued warrants to accredited investors in conjunction with five bridge loans to purchase 1,660,085 shares of the Company’s common stock. The warrants were valued using the Black-Scholes option-pricing model, which resulted in charges to additional paid in capital of $641,566. In February 2005, the Company issued an additional 405,702 warrants to purchase shares of the Company’s common stock to the same accredited investors as a result of default provisions in the promissory notes. The warrants were valued using the Black-Scholes option-pricing model, which resulted in charges to interest expense of $499,560. Also, a consultant of the Company earned 30,000 options to purchase common stock of Rentech under a consulting agreement. Of these options, 20,000 have been issued as of March 31, 2005. The options earned were valued using the Black-Scholes option-pricing model, which resulted in consulting expenses of $30,397. In addition, the Company issued options to Royster-Clark, Inc. to purchase 250,000 shares of the Company’s common stock as part of a stand-still agreement. The options were valued using the Black-Scholes option-pricing model, which resulted in deferred acquisition costs of $178,766, which were subsequently written-off to abandoned acquisition costs.

The Company also issued a total of 20,000 options to two executives of our former subsidiary, OKON, Inc., as executive incentives to remain employed with OKON, Inc. through the close of the sale transaction. These options were valued using the Black-Scholes option-pricing model, which resulted in a reduction of the gain on sale of $20,503. In addition to the options issued, the Company also granted an extension of 61,000 options previously issued to these executives under Rentech stock option plans. The extensions were valued under the Black-Scholes option-pricing model, which resulted in a reduction of the gain on sale of $73,919.

During the second quarter of the current fiscal year, the Company extended the expiration date of 479,828 warrants that were previously issued to accredited investors of the Company. The extension was valued under the Black-Scholes option-pricing model, which resulted in no additional compensation expense. The Company also extended the term of 231,667 warrants issued to a broker. The extension was valued under the Black-Scholes option-pricing model, which resulted in a charge to additional paid in capital of $199,257. Subsequent to March 31, 2005, the broker exercised 101,667 of these warrants. In addition, the Company extended the term of the remaining 130,000 warrants. This extension was valued under the Black-Scholes option-pricing model, which resulted in no additional compensation charges. Subsequent to March 31, 2005, the broker exercised the remaining 130,000 warrants.

RENTECH, INC.

Notes to Consolidated Financial Statements

March 31, 2005 (Unaudited)

Note 11 – Segment Information

The Company operates in two business segments as follows:

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

In March 2005, the Company announced the sale of OKON, Inc., which had been reported as the Company’s paint segment in previous filings. In addition, during the second quarter of fiscal year 2005, the Company decided to dispose of its 56% ownership in REN Corporation. REN had been reported as the Company’s industrial automation systems segment in previous filings. The results from these two businesses are not included in the segment results as they are included in discontinued operations in our statements of operations and as assets and liabilities held for sale on our balance sheets. Segment information for the prior periods has been reclassified to reflect this presentation.

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Revenues:
Alternative fuels	$118,647	$112,827	$438,339	$180,558
Oil and gas field services	1,723,463	1,144,018	3,173,496	2,222,605

	$1,842,110	$1,256,845	$3,611,835	$2,403,163

Operating income (loss):
Alternative fuels	$(4,239,758)	$(1,512,583)	$(5,706,295)	$(2,864,529)
Oil and gas field services	384,523	163,660	638,436	245,727

	$(3,855,235)	$(1,348,923)	$(5,067,859)	$(2,618,802)

Depreciation and amortization:
Alternative fuels	$111,303	$117,762	$221,089	$241,332
Oil and gas field services	46,584	39,423	90,981	74,274

	$157,887	$157,185	$312,070	$315,606

Interest expense:
Alternative fuels	$1,193,691	$178,769	$1,873,404	$516,245
Oil and gas field services	1,370	(547)	2,463	526

	$1,195,061	$178,222	$1,875,867	$516,771

Equity in net loss of investees:
Alternative fuels	$(212,949)	$(52,431)	$(384,102)	$(100,673)

RENTECH, INC.

Notes to Consolidated Financial Statements

March 31, 2005 (Unaudited)

Note 11 – Segment Information (continued)

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Expenditures for additions of long-lived assets:
Alternative fuels	$18,866	$5,657	$28,771	$61,185
Oil and gas field services	71,908	42,023	142,140	104,133

	$90,774	$47,680	$170,911	$165,318

Net income (loss) from continuing operations before income taxes:
Alternative fuels	$(5,645,688)	$(1,739,254)	$(7,961,341)	$(3,477,524)
Oil and gas field services	382,757	164,216	635,977	245,021

	$(5,262,931)	$(1,575,038)	$(7,325,364)	$(3,232,503)

	March 31, 2005	September 30, 2004
Investment in equity method investees:
Alternative fuels	$(19,359)	$(89,436)

Total assets:
Alternative fuels	$4,413,804	$4,756,355
Oil and gas field services	2,941,390	2,363,017
Assets held for sale	840,996	2,259,916

	$8,196,190	$9,379,288

Revenues from external customers are shown below for groups of similar products and services:

	Six Months Ended March 31,
	2005	2004
Revenues:
Technical services	$172,237	$122,695
Feasibility studies	203,853	—
Rental income	62,249	57,863
Mud logging services	3,173,496	2,222,605

	$3,611,835	$2,403,163

In order to refocus our efforts on our core business of exploiting our Fischer-Tropsch technology, we are considering the sale of all of our subsidiaries not directly related to that technology. We do not believe that any impairment of assets is appropriate.

RENTECH, INC.

Notes to Consolidated Financial Statements

March 31, 2005 (Unaudited)

Note 12 – Subsequent Events

On April 8, 2005, Rentech, Inc. entered into a Securities Purchase Agreement that provided it with gross proceeds of $9 million through a private placement of preferred stock with M.A.G. Capital, LLC (formerly Mercator Advisory Group, LLC) through its designated funds, Monarch Pointe Fund, Ltd, Mercator Momentum Fund, III, LP, and Mercator Momentum Fund, LP, and with Pentagon Special Purpose Fund, Ltd. (the “Investors”). The agreement provided for a private placement of 90,000 shares of Rentech’s Series A Convertible Preferred Stock at $100 per share. The preferred stock is convertible into shares of Rentech’s common stock at 80 percent of the volume weighted average price per share for the five trading days preceding any conversion, but not at more than $1.3852 or less than $0.80 per share. After registering the shares of common stock that could be acquired through conversion of the preferred shares, Rentech may, at its option, require the holders to convert all their preferred stock into common shares if the market price for the common stock for the preceding 20 trading days has been $2.70 or more per share. Such a conversion by Rentech is not allowed if it would make the stock held by the Investors through this transaction and the conversion exceed 9.99% of the common stock outstanding. The issuance of the Convertible Preferred Stock resulted in a beneficial conversion feature of $3,750,866. The Investors also acquired warrants for the purchase of 5,921,910 shares of common stock. The warrants may be exercised at a price of $1.61 per share for a term of three years, ending April 8, 2008. The warrants were valued using the Black-Scholes option-pricing model, which resulted in additional paid in capital of $4,119,911. Under the terms of a Registration Rights Agreement with the Investors, Rentech is required to file a registration statement with the Securities and Exchange Commission by May 23, 2005 for the shares of common stock underlying the preferred stock and the warrants.

The Company engaged a financial consultant to assist with the structuring and issuance of the Preferred Stock. The Company paid the financial consultant $410,000 for its services, which was charged to additional paid in capital. In addition, the Company issued 270,000 warrants to the consultant, on the same terms as the warrants issued to M.A.G. Capital, LLC, to purchase common stock of Rentech. The warrants are exercisable at $1.61 per share. The warrants were valued using the Black-Scholes option-pricing model, which resulted in offering cost charges of $187,841 recorded to additional paid in capital.

In addition to the compensation and warrants paid to the financial consultant, the Company issued 540,000 warrants as a breakup fee to other subscribers whose subscriptions for the purchase of preferred stock were not accepted by the Company. These warrants were issued under the same terms as the consultant warrants. These warrants were valued using the Black-Scholes option pricing model, which resulted in additional paid in capital of $375,682.

By the placement of the preferred stock described above, Rentech became obligated to pay a monthly dividend on the outstanding shares of preferred stock. The dividend rate is the prime rate as reported by the Wall Street Journal on the first day of the month, plus two percent, times $100 per share. The dividend is payable in cash, or at Rentech’s option, in registered shares of common stock at the market price at the time of payment as long as the stock price is greater than or equal to $2.00 per share.

An event of default occurs if Rentech fails to timely pay the dividend, fails to timely file a registration statement for the shares of common stock underlying the preferred shares and the warrants, or has not obtained effectiveness of the registration statement by August 6, 2005, among other specified occurrences. Upon an event of default, the price at which the preferred stock may be converted into common stock is reduced from 80 percent to 70 percent of the then current volume weighted average market price per share, but not more than $1.3852 or less than $0.80 per share. In addition, the holders of the preferred stock have the right to be paid first from the assets of Rentech upon any dissolution or liquidation of the company. If the registration statement is not timely filed or declared effective by the Securities and Exchange Commission, Rentech is required to pay the Investors $6,000 in cash for each day of delay.

RENTECH, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain information included in this report contains, and other reports or materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company or its management) contain or will contain, “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, Section 27A of the Securities Act of 1933, as amended, and pursuant to the Private Securities Litigation Reform Act of 1995. The forward-looking statements may relate to financial results and plans for future business activities, and are thus prospective. The forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by the forward-looking statements. They can be identified by the use of terminology such as “may,” “will,” “expect,” “believe,” “intend,” “plan,” “estimate,” “anticipate,” “should” and other comparable terms or the negative of them. You are cautioned that, while forward-looking statements reflect our good faith belief and best judgment based upon current information, they are not guarantees of future performance and are subject to known and unknown risks and uncertainties. Factors that could affect Rentech’s results include our ability to obtain financing for working capital and for our proposed acquisition of a nitrogen fertilizer plant, and for our costs to convert it to use coal as a feedstock and to produce liquid hydrocarbon products using our technology; our success in purchasing and converting that plant; our ability to obtain natural gas at reasonable prices while we convert the plant to use coal; our ability to secure a long-term coal supply contract on reasonable terms; prices for the products of the plant; environmental requirements; success in obtaining customers for our technology and services; the decision of our licensees and potential licensees to proceed with and the timing of any project using our technology; the entry into definitive agreements with others related to a project, and the risk factors detailed from time to time to time in the Company’s periodic reports and registration statements filed with the Securities and Exchange Commission. Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995, and thus are current only as of the date made. Other factors that could cause actual results to differ from those reflected in the forward-looking statements include dangers associated with construction and operation of gas processing plants like those using the Rentech Process, risks inherent in making investments and conducting business in foreign countries, protection of intellectual property rights, competition, and other risks described in this report.

OUR BUSINESSES

Rentech Process - Alternative Fuels Segment. We have developed and are engaged in marketing and licensing our patented and proprietary technology that converts synthesis gas, a mixture of hydrogen and carbon monoxide derived from coal and other solid and liquid carbon-bearing materials, as well as from industrial gas and natural gas, into clean-burning, liquid hydrocarbon products. The products include fuels and chemicals. Our technology which we refer to as the “Rentech Process,” is an advanced derivative of the well-established Fischer-Tropsch process.

Our business historically has focused on the research and development of our Fischer-Tropsch technology, and licensing it to third parties. During fiscal 2004, we expanded our original business strategy of licensing our technology to include the deployment of the Rentech Process in existing domestic nitrogen fertilizer plants that we may acquire and in other selected domestic and international projects. We believe that using our technology in an existing plant, rather than constructing a new plant, will be the quickest and most economical means to achieve commercial use of our technology. Reconfiguring an existing plant will be less time consuming and also less costly than starting construction of an entire new plant. We plan to conduct these activities through our wholly-owned subsidiary, Rentech Development Corporation. In the United States, we are planning to acquire interests in existing nitrogen fertilizer plants currently configured to use natural gas a feedstock. We plan to convert these plants to use coal or refinery residues, which are readily available and less expensive as feedstocks, and to add the Rentech Process to produce F-T liquid hydrocarbon products in addition to the nitrogen fertilizers already being produced by the plants. Our patent issued in October 2003 covers integration of the Rentech Process with nitrogen fertilizer processes.

RENTECH, INC.

By converting domestic plants in this manner, we believe we can significantly enhance the economic results of these plants. The conversion would enable us to utilize our technology in a commercial scale plant, and, we believe, greatly improve our financial results, as well as deploy our technology more rapidly in less risky circumstances than in international projects.

We are attempting to initially implement this strategy by purchasing a nitrogen fertilizer plant. We intend to continue operating such a plant for the production of nitrogen fertilizer products while we add a commercially available clean coal gasification process that converts the plant to use synthesis gas derived from coal, instead of more expensive natural gas. In addition, we plan to add the Rentech Process to produce liquid hydrocarbon products from the excess synthesis gas produced from the coal gasification process.

Our efforts have been focused on achieving commercial use of our proprietary F-T process in an existing ammonia fertilizer plant. We are continuing to seek revenues from licensing the technology, from royalties charged for each barrel of liquid hydrocarbons produced by process plants that would use the technology, and from contract payments for the engineering designs and technical services we provide for evaluating the feasibility of proposed plants, and after a license is granted, for the engineering design of a plant. We have maintained a Fischer-Tropsch development and testing laboratory to support use of this technology, and to further develop and refine the Rentech Process. The lab has also conducted contract work for Texaco Energy Systems LLC (“Texaco”), a licensee, and for other companies that are potential licensees and want to evaluate the feasibility of their feedstock for use with the Rentech Process.

We have historically exploited the Rentech Process by marketing licenses to energy companies, owners of industrial gas plants, and owners of other carbon-bearing sources of feedstock such as natural gas. No commercial plant is now using the technology, and economic operation of the technology has not been fully demonstrated. We believe the advancements we have made in Fischer-Tropsch technology will enable use of the Rentech Process on a cost-effective basis in many situations.

In June 2004, we organized a joint venture called FT Solutions LLC with Headwaters Technology Innovation Group, Inc. (“Headwaters”), a wholly-owned subsidiary of Headwaters Incorporated. The joint venture combines our iron-based Fischer-Tropsch technology with the technology of Headwaters. The joint venture enables us to benefit from both the marketing efforts of FT Solutions LLC as well as catalyst sales, from which we will receive 50% of the net profits, and from our separate licensing of our own projects, from which we will receive 100% of the net profits. In order to provide representative products for testing by potential customers, FT Solutions LLC has initiated the design and construction of a Fischer-Tropsch demonstration plant. The plant will be capable of producing between 10 and 15 barrels per day of liquid hydrocarbon products. No schedule for construction has been established.

Marketing of Licenses. We are discussing proposals with several owners of energy feedstocks for use of the Rentech Process through our licenses or other business ventures with us.

We received royalty income as a result of our 1998 license of the Rentech Process to Texaco and revenues from our 1999 technical services contract with Texaco. We are not now receiving royalties on production of liquid hydrocarbons from use of the Rentech Process, or license fees. We receive revenues from prospective businesses that engage us to perform studies for their potential projects that would use the Rentech Process. These studies are preliminary engineering design studies and evaluations of the feasibility of the use of our technology in their projects. Revenues from the Rentech Process and the revenues from our other businesses conducted through Petroleum Mud Logging, Inc. and REN Corporation are not sufficient to cover our ongoing losses at this time related to our efforts to commercialize the Rentech Process.

Subsidiaries. In addition to our Fischer-Tropsch alternative fuels segment, we own interests in two subsidiary businesses. Petroleum Mud Logging, Inc. is wholly owned, and we own 56 percent of REN Corporation.

RENTECH, INC.

Petroleum Mud Logging, Inc. – Oil and Gas Field Services Segment. PML provides well logging services to the oil and gas industry. We own thirty-eight special vehicles equipped as mobile laboratories that are moved in the field from well to well and ten remote controlled units that are similarly outfitted. Through state-of-the-art instruments, the logging equipment measures traces of gases and water throughout the depth of a well bore by analyzing the drilling mud recovered from the well as drilling progresses. The mineral owners use this information to detect the presence of oil and gas deposits in underground formations, and to direct the exploration and development drilling of their properties.

REN Corporation – REN manufactures computer-controlled testing equipment systems and sells them on a custom-order basis to industrial manufacturers. These manufacturers use REN’s industrial automation systems for controlling quality and increasing productivity in the manufacture of their products. The customers’ products include automatic hydraulic pumps, valves and actuators; diesel fuel injection pumps; transmissions; automatic hydraulic presses; and hydraulic hose assembles. REN’s primary market has been automated test equipment for the fluid power industry.

OVERVIEW OF FINANCIAL CONDITION

At March 31, 2005, we had negative working capital of $3,612,319. Historically, we have relied for working capital upon private placements of our equity represented by our common stock or securities convertible into common stock, supplemented by debt financing. On March 17, 2005, our shareholders approved an amendment to our Restated Articles of Incorporation to increase the number of authorized shares of common stock from 150,000,000 to 250,000,000. We also are discussing the sale of our 56% ownership in REN Corporation with a potential buyer and plan to complete the sale in the third quarter of this fiscal year. We are also considering selling Petroleum Mud Logging, Inc.. In addition, in conjunction with Republic Financial Corporation, our co-owner, we are seeking a buyer to purchase our one-half interest in the assets of Sand Creek Energy, LLC. We believe that our current available cash, revenues from operations, and the potential sale of assets will be sufficient to meet our cash operating requirements through the fiscal year ended September 30, 2005.

The Company has been successful in the past in obtaining debt and equity financing. For the years ended September 30, 2004 and 2003, the Company received net cash proceeds from the issuance of common stock of $4,706,951 and $1,577,100. For the years ended September 30, 2004 and 2003, the Company received cash proceeds from long-term debt and long-term convertible debt to stockholders of $565,000 and $2,505,000. On April 8, 2005, subsequent to quarter end, Rentech, Inc. entered into a Securities Purchase Agreement that provided it with gross proceeds of $9 million through a private placement of convertible preferred stock with M.A.G. Capital, LLC (formerly Mercator Advisory Group, LLC) through its designated funds, Monarch Pointe Fund, Ltd, Mercator Momentum Fund, III, LP, and Mercator Momentum Fund, LP, and with Pentagon Special Purpose Fund, Ltd. The agreement provided for a private placement of 90,000 shares of Rentech’s Series A Convertible Preferred Stock at $100 per share.

Selected Business Segment Information

The revenue and operating income (loss) amounts in this report are presented in accordance with accounting principles generally accepted in the United States of America. Segment information appearing in Note 11 of the Notes to the Consolidated Financial Statements is presented in accordance with SFAS 131, Disclosures about Segments of an Enterprise and Related Information.

The following table provides revenues, operating income (loss) from operations and net loss from continuing operations by each of our business segments for the three and six months ended March 31, 2005 and 2004. More complete details about the results of operations of our business segments are set forth later in this report under the section heading “Results of Operations”.

RENTECH, INC.

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Revenues:
Alternative fuels	$118,647	$112,827	$438,339	$180,558
Oil and gas field services	1,723,463	1,144,018	3,173,496	2,222,605

Total revenues	$1,842,110	$1,256,845	$3,611,835	$2,403,163

Operating income (loss):
Alternative fuels	$(4,239,758)	$(1,512,583)	$(5,706,295)	$(2,864,529)
Oil and gas field services	384,523	163,660	638,436	245,727

Total operating loss	$(3,855,235)	$(1,348,923)	$(5,067,859)	$(2,618,802)

Net loss from continuing operations before income taxes:
Alternative fuels	$(5,645,688)	$(1,739,254)	$(7,961,341)	$(3,477,524)
Oil and gas field services	382,757	164,216	635,977	245,021

Total net loss from continuing operations before income taxes	$(5,262,931)	$(1,575,038)	$(7,325,364)	$(3,232,503)

Overview of Revenues Associated with Licensing the Rentech Process

In prior fiscal periods, we realized revenues associated with licensing activities in our alternative fuels segment. These revenues included royalties earned up through March 2003 under our October 1998 license of the Rentech Process to Texaco Energy Systems, LLC, now a division of ChevronTexaco Corporation, and contract payments for technical engineering services provided to Texaco and certain other companies.

Effective March 24, 2003, our license agreement with Texaco was modified. Pursuant to the modified agreement, Texaco’s exclusive rights to use the Rentech Process for conversion of coal, petroleum coke and other solid and liquid hydrocarbons became non-exclusive. Our license with Texaco remains in effect, as modified. Texaco retained non-exclusive rights to use our technology with these hydrocarbon materials as well as non-exclusive rights to use our technology with gaseous hydrocarbons. Beginning in March 2003, we are no longer receiving royalty payments of $20,000 per month under the license, and we will not be required to share any license fees and royalties we receive from others in the future with Texaco. In March 2003, we completed work for Texaco under a 1999 contract by which we performed technical services to make the Rentech Process compatible for use with Texaco’s gasification technology. In early 2003, we completed our subcontract with Texaco in connection with its contract with the U.S. Department of Energy on developing plans for an Early Entrance Co-production Plant. This contract was focused on developing a program for the Department of Energy for an energy plant that would produce both transportation fuels and electricity.

With the change to the Texaco license, we are able to offer licenses of the Rentech Process to other energy businesses for conversion of coal, petroleum coke and other solids and liquids. We are now working with several other companies to study the feasibility of developing F-T projects using the Rentech Process. No commitments have been made to proceed with these projects, however, we have received revenues from several studies of the feasibility of these projects.

RENTECH, INC.

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

We anticipate that we may receive increased contract payments for design studies if interest in our technology by members of the energy industry grows. We do not expect to realize significantly increased revenues from marketing licenses of the Rentech Process until we obtain a customer and grant a license for a commercial-scale plant using the technology and work on designing the plant is underway. We are cooperating with several energy companies and related businesses to prepare and evaluate their proposals to develop new plants that would use our technology. There are no assurances that they will pursue these projects or that adequate financing will be available or that we will succeed in retrofitting and successfully operating any existing plant at a profit. Other factors affecting our success include competition by other Fischer-Tropsch technologies, availability of low-cost feedstock, and market prices for conventional fuels and hydrocarbon products with which synthetic liquid hydrocarbons produced by use of our technology will compete.

The revenues from our license fees and royalties and the contract work performed at our Fischer-Tropsch laboratory, including payments we previously received from contract work for Texaco, have not been adequate to fund our operations. We do not expect activities associated with marketing licenses of our Fischer-Tropsch technology to produce a net profit until we obtain additional contracts for feasibility studies and engineering designs for planning for a Fischer-Tropsch plant using our technology, and fees for grants of licenses. During the six months ended March 31, 2005, we incurred a net loss of $7,961,341 associated with the Rentech Process in our alternative fuels segment, compared with a net loss of $3,477,524 for the six months ended March 31, 2004.

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

Operating Expenses

Our operating expenses have historically been grouped primarily into several categories of major expenses. These are development of the Rentech Process through small pilot plants and our large-scale Synhytech pilot plant in Pueblo, Colorado; acquiring and funding our other business segments in efforts to achieve profitable operations; investing in

RENTECH, INC.

advanced technologies; acquiring a 56% interest in REN Corporation; marketing our technology; and other general and administrative expenses.

We have had significant growth in our general and administrative expenses as our salary expenses and operating costs have grown. We are incurring substantial costs associated with our one-half ownership interest in Sand Creek Energy LLC, which owns the mothballed Sand Creek plant. These include the maintenance and holding expenses for our one-half interest in the plant.

Between June 2004 and March 2005, we incurred significant expenses associated with our feasibility studies and consulting contracts related to our efforts to acquire the East Dubuque plant from Royster-Clark, Inc. These costs included expenses in connection with negotiating a purchase contract and related agreements and obtaining feasibility studies and consulting services. If we succeed in acquiring a similar plant, we expect to have significantly larger expenses related to financing the acquisition, operation and construction work to retrofit the plant. If we invest with others in developing another plant that uses our Rentech Process, we expect to also incur significant costs. When production is achieved from any plant, we anticipate incurring new expenses to market and sell the products. Because of the substantial capital investments we anticipate making in plants in which we may acquire an equity interest, we believe that we will incur significant depreciation and amortization expenses in the future.

Overview of the Status of Our Subsidiaries

We have realized revenues from the stains, sealers and coatings business conducted by our former wholly-owned subsidiary, OKON, Inc.; from the oil and gas field services provided by Petroleum Mud Logging, Inc., a wholly-owned subsidiary; and from the manufacture of complex microprocessor controlled industrial automation systems by REN Corporation, a 56% owned subsidiary. During the years ended September 30, 2004 and 2003, OKON, Inc. and REN Corporation experienced net losses.

On March 8, 2005, we sold our entire interest in our wholly-owned subsidiary, OKON, Inc. Rentech was previously engaged in the manufacture and sale of stains, sealers and coatings through OKON, and the sale included all the assets and intellectual properties of OKON. The stock of OKON was sold to Zinsser Co., Inc. according to the terms of a Stock Purchase Agreement dated March 8, 2005. The aggregate sales price was $2.0 million. Of this amount, $1.7 million was received at the closing of the sale and $300,000 is to be paid in monthly payments at the rate of seven percent of gross sales, less returns, of products sold in the future that are based on OKON formulations and technologies. Proceeds of this transaction were used primarily to pay down short-term debt. Effective with the second quarter of fiscal year 2005, this business is reflected as a discontinued operation in the consolidated statement of operations. All prior period results have been reclassified to reflect this presentation. The assets and liabilities attributable to this business have been classified in the consolidated balance sheets as assets and liabilities held for sale.

Petroleum Mud Logging, Inc. continued to perform well during the six months ended March 31, 2005, increasing its net revenues over those for the same period in fiscal 2004. PML is benefiting from our investments made over the last several fiscal years in upgrading its technology, as well as from increased demand for drilling for natural gas, and increased marketing efforts. PML’s net income for the six months ended March 31, 2005 was $635,977, compared to $245,021 for the six months ended March 31, 2004.

In the second quarter of fiscal year 2005, the Company’s Board of Director’s made the decision to dispose of Rentech’s 56% ownership in REN Corporation. The Company expects to dispose of REN Corporation by June 30, 2005. The Company is currently negotiation terms of sale with a group led by the minority shareholder. The Company is unable to estimate the net proceeds of the sale at this time, but expects to incur closing costs of approximately $25,000. If the Company is unable to agree on terms of sale under this arrangement, the Company will explore other alternatives of disposal to be implemented by June 30, 2005. The Company expects to incur additional losses from discontinued operations of approximately $60,000 from the beginning of the third quarter through the

RENTECH, INC.

disposal date. The Company anticipates providing in an agreement for sale that the buyer would be responsible for all contingent liabilities that now exist or might be incurred after the date of disposal.

Effective with the second quarter of fiscal year 2005, this business is reflected as a discontinued operation in the consolidated statement of operations. All prior period results have been reclassified to reflect this presentation. The assets and liabilities attributable to this business have been classified in the consolidated balance sheets as assets and liabilities held for sale.

During fiscal year 2004, we expanded our original business strategy of licensing our Fischer-Tropsch technology to include deploying it in converted domestic fertilizer plants and other plants in which we may acquire ownership interests. To implement this revised strategy, we expect to refocus our efforts on our core business, which is centered on our Fischer-Tropsch technology. As we redirect our business efforts, we are considering the sale of all of our subsidiaries, none of which are directly related to our core business.

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

The following table sets forth, for the three and six months ended March 31, 2005 and March 31, 2004, a comparison of changes between the periods in the components of our Consolidated Statements of Operations from continuing operations:

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Gross Profit Percentage
Oil and gas field services	32.4%	31.8%	30.9%	30.6%
Technical services	(54.0)%	23.9%	(38.6)%	37.8%
Rental income	100.0%	100.0%	100.0%	100.0%

	29.5%	32.9%	24.9%	32.7%
As a Percentage of Consolidated Net Sales
Oil and gas field services	93.5%	91.0%	87.9%	92.5%
Technical services	4.7%	6.6%	10.4%	5.1%
Rental income	1.8%	2.4%	1.7%	2.4%

	100.0%	100.0%	100.0%	100.0%

Operating expenses
General and administrative expense	222.4%	114.7%	149.2%	116.0%
Depreciation and amortization	5.6%	8.8%	5.8%	9.9%
Research and development	10.8%	16.7%	10.2%	15.7%

	238.8%	140.2%	165.2%	141.6%

Operating loss	(209.3)%	(107.3)%	(140.3)%	(109.0)%

RENTECH, INC.

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Other income (expenses)
Equity in loss of investee	(11.6)%	(4.2)%	(10.6)%	(4.2)%
Interest income	—	0.4%	—	0.3%
Interest expense	(64.8)%	(14.2)%	(51.9)%	(21.4)%
Loss on disposal of fixed assets	—	—	—	(0.2)%

	(76.4)%	(18.0)%	(62.5)%	(25.5)%

Net loss from continuing operations before income taxes	(285.7)%	(125.3)%	(202.8)%	(134.5)%

THREE AND SIX MONTHS ENDED MARCH 31, 2005 COMPARED TO MARCH 31, 2004:

Continuing Operations:

Revenues

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Revenues:
Oil and gas field services	$1,723,463	$1,144,018	$3,173,496	$2,222,605
Technical services	86,038	82,828	376,090	122,695
Rental income	32,609	29,999	62,249	57,863

Total services revenues	$1,842,110	$1,256,845	$3,611,835	$2,403,163

Service Revenues. Service revenues are provided by two of our business segments. The segments are the oil and gas field services segment and the technical services portion of the alternative fuels segment. The technical services are provided through the scientists and technicians who staff our development and testing laboratory. In addition, the alternative fuels segment includes rental income from leases to others of portions of the development and testing laboratory building.

Petroleum Mud Logging, Inc. Service revenues in the amount of $1,723,463 and $3,173,496 were derived from contracts for our oil and gas field services for the three and six months ended March 31, 2005. Our oil and gas field service revenues for the three and six months ended March 31, 2005 increased by $579,445 and $950,891, or 51% and 43%, from the service revenues of $1,144,018 and $2,222,605 for the three and six months ended March 31, 2004. The increase in oil and gas field services revenue was due to an increase in demand for our mud logging services as drilling for new natural gas wells has continued to increase in our service market. Therefore, a higher percentage of our 38 manned and 10 limited service mud logging vehicles were under contract in the field for the three and six months ended March 31, 2005 as compared to the three and six months ended March 31, 2004. For the last month of the quarter ended March 31, 2005, we averaged 26.4 units per day in the field, compared to 19.7 units per day during the last month of the quarter ended March 31, 2004. We were also able to increase our daily billing rates for services as demand increased by approximately $10 during the last month of the quarter ended March 31, 2005 compared with the last month of the quarter ended March 31, 2004.

Our alternative fuels segment provided service revenues, including revenue earned for technical services provided to certain customers related to the Rentech Process technology. These technical services were performed at our development and testing laboratory. Our service revenues for these technical services were $86,038 and $376,090 during the three and six

RENTECH, INC.

months ended March 31, 2005 as compared to $82,828 and $122,695 during the three and six months ended March 31, 2004. The increase in these revenues reflects more contracts related to new potential projects being considered by others who would license the Rentech Process. During the three and six months ended March 31, 2005, we recognized revenue of $86,038 and $218,106, or 100% and 58% of total technical services revenue, from our technical services agreement with Wyoming Business Council, which began in May 2004 and is expected to be completed in the third quarter of fiscal year 2005.

Rental income is also included in our service revenues. We leased part of our development and testing laboratory building to a tenant. Rental income from this tenant contributed $32,609 and $62,249 in revenue during the three and six months ended March 31, 2005 as compared to $29,999 and $57,863 during the three and six months ended March 31, 2004. Rental income is included in our alternative fuels segment because the rental income is generated from the laboratory building that houses our development and testing laboratory, which is part of the alternative fuels segment.

Cost of Sales

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Cost of sales:
Oil and gas field services	$1,165,589	$780,026	$2,192,045	$1,541,720
Technical services	132,517	63,040	521,217	76,272

Total cost of sales	$1,298,106	$843,066	$2,713,262	$1,617,992

Our cost of sales include costs for our oil and gas field services and technical services. During the three and six months ended March 31, 2005, the combined cost of sales was $1,298,106 and $2,713,262 compared to $843,066 and $1,617,992 during the three and six months ended March 31, 2004. The increase for the three and six months ended March 31, 2005 resulted from an increase in cost of sales experienced by each of these segments.

Cost of sales for oil and gas field services increased to $1,165,589 and $2,192,045 during the three and six months ended March 31, 2005, up from $780,026 and $1,541,720 during the three and six months ended March 31, 2004. Of the increase of $385,563 and $650,325, 49% and 45%, respectively, was related to field labor and benefits and field living expenses, while the remainder was made up of supplies and other such miscellaneous costs. The increase in cost of sales resulted from an increase in demand for our mud logging services as drilling for new natural gas wells has continued to increase in our service markets. We averaged 26.4 units per day in the field during the last month of the quarter ended March 31, 2005, compared to 19.7 units per day during the last month of the quarter ended March 31, 2004. The increase in the number of units in the field directly led to the increase in field labor and benefits and field living expenses, which makes up the largest percentage of cost of sales.

Cost of sales for technical services was $132,517 and $521,217 during the three and six months ended March 31, 2005, up from $63,040 and $76,272 during the three and six months ended March 31, 2004. Of the increase of $69,477 and $444,945, $86,038 and $218,105 resulted from costs incurred under the technical services agreement with the Wyoming Business Council and $0 and $101,748 resulted from costs incurred under the technical services agreement with Royster-Clark Nitrogen for the three and six month periods.

Gross Profit

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Gross Profit:
Oil and gas field services	$557,874	$363,992	$981,451	$680,885
Technical services	(46,479)	19,788	(145,127)	46,423
Rental income	32,609	29,999	62,249	57,863

Total gross profit	$544,004	$413,779	$898,573	$785,171

RENTECH, INC.

Our gross profit for the three and six months ended March 31, 2005 was $544,004 and $898,573, as compared to $413,779 and $785,171 for the three and six months ended March 31, 2004. The increase of $130,225 and $113,402, or 31% and 14%, during the three and six months ended March 31, 2005 resulted from a combination of the contributions from each of our operating segments. The gross profit contribution of our oil and gas field services segment increased by $193,882 and $300,566 during the three and six months ended March 31, 2005 as compared to the three and six months ended March 31, 2004. Our technical services segment had a decrease of $66,267 and $191,550 during the three and six months ended March 31, 2005 as compared to the three and six months ended March 31, 2004.

Gross profit for oil and gas field services increased to $557,874 and $981,451 during the three and six months ended March 31, 2005, up from $363,992 and $680,885 during the three and six months ended March 31, 2004. The increase of $193,882 and $300,566 was due to increases in our number of units in service combined with our increase in billing rates.

Gross profit for technical services was a negative $46,479 and a negative $145,127 during the three and six months ended March 31, 2005, down from $19,788 and $46,423 during the three and six months ended March 31, 2004, a decrease of $66,267 and $191,550, respectively. Gross profit was down in the three and six months ended March 31, 2005 as the majority of revenue was derived from feasibility studies, which do not generate significant profit margins. In addition, timing of revenue recognition under the percentage of completion method of accounting also contributed to the negative gross profit.

Operating Expenses

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Operating expenses:
General and administrative	$4,096,241	$1,442,037	$5,389,616	$2,787,616
Depreciation and amortization	103,339	110,929	208,732	237,197
Research and development	199,659	209,736	368,084	379,160

Total operating expenses	$4,399,239	$1,762,702	$5,966,432	$3,403,973

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

Upon acquiring ownership in any plant that uses our Rentech Process technology, we expect to incur significant costs for the purchase price and retrofitting a plant to use coal and our Rentech Process. When production is achieved from any plant in which we own an interest, we anticipate incurring new expenses to market and sell the products. If we make substantial capital investments in plants in which we may acquire an equity interest, we would incur significant depreciation and amortization expenses in the future.

RENTECH, INC.

General and Administrative Expenses. General and administrative expenses were $4,096,241 and $5,389,616 during the three and six months ended March 31, 2005, up $2,654,204 and $2,602,000 from the three and six months ended March 31, 2004 when these expenses were $1,442,037 and $2,787,616. Of the increase, $2,559,457 related to one-time write-offs of expenses directly related to the planned acquisition of Royster-Clark Nitrogen. We expensed $1,657,611 of abandoned acquisition costs and $901,846 of abandoned debt issue costs in the three and six months ended March 31, 2005. Not including those one-time charges, general and administrative expenses increased $94,747 and $42,543 during the three and six months ended March 31, 2005. Salaries and benefits allocated to general and administrative expenses rather than to cost of sales increased by $109,168 and $206,891, or 18% and 17%, during the three and six months ended March 31, 2005. This was due to hiring an in-house legal counsel during the third quarter of fiscal 2004 and a cost of living increase received by employees. Audit and tax expenses increased $33,849 and $38,860, or 47% and 37%, during the three and six months ended March 31, 2005 due to additional costs incurred by the Company to implement the requirements of Section 404 of the 2002 Sarbanes-Oxley Act. Public relations and promotions expenses decreased by $30,006 and $86,881, or 17% and 28% during the three and six months ended March 31, 2005 as we focused our efforts and available resources on the potential acquisition of Royster-Clark Nitrogen. Contract salaries and consulting expenses decreased by $24,486 and $106,916, or 21% and 43% during the three and six months ended March 31, 2005 as a result of reductions in contract labor in our technical services segment. Many other general and administrative expenses experienced increases and decreases during the three and six months ended March 31, 2005, none of which were individually significant.

Depreciation and Amortization. Depreciation and amortization expenses during the three and six months ended March 31, 2005 was $157,887 and $312,070 an increase of $702 and a decrease of $3,536 compared to the three and six months ended March 31, 2004 when the total depreciation and amortization expense was $157,185 and $315,606. Of these amounts, $54,548 and $103,338 were included in costs of sales during the three and six months ended March 31, 2005 and $46,256 and $78,409 were included in costs of sales during the three and six months ended March 31, 2004. The increase in amounts included in cost of sales during the three and six months ending March 31, 2005 was directly attributable to an increase in revenues during that period in our alternative fuels and oil and gas field services segments.

Research and Development. Research and development expenses were $199,659 and $368,084 during the three and six months ended March 31, 2005, all included in our alternative fuels segment. This expense decreased by $10,077 and $11,076 from the three months and six months ended March 31, 2004, when these expenses were $209,736 and $379,160. In the six months ended March 31, 2005, we continued work on advanced catalysts and separation, process optimization, and product upgrading. Flowsheet simulations and feasibility studies also provide input to research and development direction.

Total Operating Expenses. Total operating expenses during the three and six months ended March 31, 2005 were $4,399,239 and $5,966,432 as compared to $1,762,702 and $3,403,973 during the three and six months ended March 31, 2004, an increase of $2,636,537 and $2,562,459. The increase in total operating expenses for the three and six months ended March 31, 2005 as compared to the prior period is a result of an increase in general and administrative expenses of $2,654,204 and $2,602,000 and a decrease in research and development expenses of $10,077 and $11,076.

Loss From Operations

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Loss from operations:
Oil and gas field services	$384,523	$163,660	$638,436	$245,727
Technical services	(4,272,367)	(1,542,582)	(5,768,544)	(2,922,392)
Rental income	32,609	29,999	62,249	57,863

Loss from operations	$(3,855,235)	$(1,348,923)	$(5,067,859)	$(2,618,802)

RENTECH, INC.

Loss from operations during the three and six months ended March 31, 2005 increased by $2,506,312 and $2,449,057. The increased loss compared to the prior year resulted from an increase in total operating expenses of $2,636,537 and $2,562,459 during the three and six months ended March 31, 2005 in addition to an increase in gross profit of $130,265 and $113,402.

Income from operations for oil and gas field services increased to $384,523 and $638,436 during the three and six months ended March 31, 2005, up from $163,660 and $245,727 during the three and six months ended March 31, 2004. The increase of $220,863 and $392,709 was due to increases in our number of units in service combined with our increase in billing rates.

Loss from operations for technical services was $4,272,367 and $5,768,544 during the three and six months ended March 31, 2005, up from $1,542,582 and $2,922,392 during the three and six months ended March 31, 2004, an increase of $2,729,785 and $2,846,152. Loss from operations was up in the three and six months ended March 31, 2005 primarily from a one-time write-off of $2,559,457 related to the planned acquisition of Royster-Clark Nitrogen. We expensed $1,657,611 of abandoned acquisition costs and $901,846 of abandoned debt issue costs in the three and six months ended March 31, 2005.

Other Income (Expense)

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Other income (expense):
Equity in loss of investee	$(212,949)	$(52,431)	$(384,102)	$(100,673)
Interest income	844	4,538	1,741	7,383
Interest expense	(1,195,061)	(178,222)	(1,875,867)	(516,771)
Loss on disposal of fixed assets	(530)	—	723	(3,640)

Total other income (expense)	$(1,407,696)	$(226,115)	$(2,257,505)	$(613,701)

Equity in Loss of Investee. During the three and six months ended March 31, 2005, we recognized $212,949 and $384,102 in equity in loss of investee, as compared to $52,431 and $100,673 during the three and six months ended March 31, 2004. In the three and six months ended March 31, 2005, $51,154 and $96,923 represents our 50% share of the loss incurred by our joint venture in Sand Creek Energy LLC, compared to $52,431 and $100,673 during the three and six months ended March 31, 2004. The LLC is maintaining the mothballed Sand Creek methanol plant and offering it for sale. The decrease during the three and six months ended March 31, 2005 is due to a decrease in insurance and other maintenance costs of the facility. In the three and six months ended March 31, 2005, we recognized $161,795 and $287,179 in equity in loss of investee from our 50% share of the loss in our joint venture FT Solutions, LLC, which was formed in the fourth quarter of fiscal 2004. This loss represents our share of research and development expenses of the LLC incurred in the three and six months ended March 31, 2005.

Interest Expense. Interest expense during the three and six months ended March 31, 2005 was $1,195,061 and $1,875,867, increased from $178,222 and $516,771 during the three and six months ended March 31, 2004. Of the increase during the three and six months ended March 31, 2005 of $1,016,839 and $1,359,096, 99% and 97% resulted from the recognition of non-cash interest expense. Total non-cash interest expense recognized during the three and six months ended March 31, 2005 was $1,068,091 and $1,601,191, compared to $65,135 and $281,717 during the three and six months ended March 31, 2004. Of the non-cash interest expense recognized in the three and six months ended March 31, 2005, $1,022,126 and $1,509,260, or 96% and 94%, was due to the amortization of debt issuance costs related to a line of credit and bridge loans entered into during the last quarter of fiscal year 2004 and the first quarter of fiscal year 2005 that were used to provide working capital and fund acquisition costs related to the planned purchase of Royster-Clark Nitrogen, Inc.

RENTECH, INC.

Total Other Expenses. Total other expenses increased to $1,407,696 and $2,257,505 during the three and six months ended March 31, 2005 from total other expenses of $226,115 and $613,701 during the three and six months ended March 31, 2004. The increase in total other expenses of $1,181,581 and $1,643,804 for the three and six months ended March 31, 2005 resulted from an increase in equity in loss of investee of $160,518 and $283,429; and an increase in interest expense of $1,016,839 and $1,359,096.

Net Loss from continuing operations

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Net loss from continuing operations:
Oil and gas field services	$382,757	$164,216	$635,977	$245,021
Technical services	(5,678,297)	(1,769,253)	(8,023,590)	(3,535,387)
Rental income	32,609	29,999	62,249	57,863

Net loss from continuing operations before taxes	(5,262,931)	—	(7,325,364)	—
Income tax benefit	226,110	—	155,564	—

Net loss from continuing operations	$(5,036,821)	$(1,575,038)	$(7,169,800)	$(3,232,503)

For the three and six months ended March 31, 2005, we experienced a net loss from continuing operations of $5,036,821 and $7,169,800, or $0.054 and $0.078 per share compared to a net loss from continuing operations of $1,575,038 and $3,232,503, or $0.018 and $0.039 per share during the three and six months ended March 31, 2004. The increase of $3,461,783 and $3,937,297 for the three and six months ended March 31, 2005 resulted from an increase in loss from operations of $2,506,312 and $2,449,057, and an increase in total other expenses of $1,181,581 and $1,643,804.

Net income from continuing operations for oil and gas field services increased to $382,757 and $635,977 during the three and six months ended March 31, 2005, up from $164,216 and $245,021 during the three and six months ended March 31, 2004. The increase of $218,541 and $390,956 was due to increases in our number of units in service combined with our increase in billing rates.

Net loss from continuing operations for technical services was $5,678,297 and $8,023,590 during the three and six months ended March 31, 2005, up from $1,769,253 and $3,535,387 during the three and six months ended March 31, 2004, an increase of $3,909,044 and $4,488,203. Net loss from continuing operations was up in the three and six months ended March 31, 2005 as a result of an increase in operating expenses of $2,636,537 and $2,562,459, and an increase of $1,016,839 and $1,359,096 in interest expense during the three and six months ended March 31, 2005 related to the bridge loans obtained in the fourth quarter of fiscal year 2004 and the first quarter of fiscal year 2005. In addition, we had an increase in gross profit of $130,225 and $113,402 in the three and six months ended March 31, 2005.

RENTECH, INC.

Discontinued Operations:

Revenues

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Revenues:
Product sales	$349,713	$544,904	$846,141	$921,741
Industrial automation systems	159,560	261,496	217,138	384,006

Total revenues	$509,273	$806,400	$1,063,279	$1,305,747

Product Sales. Our product sales were realized from sales of water-based stains, sealers and coatings by our former subsidiary OKON, Inc., through which we conducted our paint business segment. These sales produced revenues of $349,713 and $846,141 during the three and six months ended March 31, 2005. This compares to revenues from this segment of $544,904 and $921,741 for the three and six months ended March 31, 2004, a decrease of 36% for the three-month period and 8% for the six-month period. The decrease in paint revenues over the three and six months ended March 31, 2005 is due to the fact that OKON was sold on March 8, 2005, and the three and six month period for fiscal year 2005 includes 22 fewer calendar days when compared to fiscal year 2004.

REN Corporation provided service revenues in the amount of $159,560 and $217,138 during the three and six months ended March 31, 2005 and $261,496 and $384,006 during the three and six months ended March 31, 2004 from contracts for the manufacture of complex microprocessor controlled industrial automation systems. The decrease of $101,936, or 39%, and $166,868, or 43% in this revenue during the three and six months ended March 31, 2005 occurred due to a decrease in work orders for new equipment as well as in work completed under test stand servicing arrangements. REN has reduced its operating costs during the first two fiscal quarters of 2005. REN has submitted proposals for new work with several former and new customers for development of new test equipment. Whether new contracts will be received, and the timing and amount of revenues they would generate, is uncertain. If new revenues are not developed from pending proposals, REN may not be able to continue its manufacturing operations. We intend to dispose of our 56% ownership in REN in the third quarter of fiscal year 2005. If we are unable to complete the sale of REN, and REN were to discontinue its manufacturing operations, we believe we would have to recognize impairment of our investment. We estimate our exit costs, termination charges and related liabilities would be at least $50,000.

Cost of Sales

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Cost of sales:
Product costs	$184,113	$273,030	$440,467	$493,371
Industrial automation systems	99,828	189,395	174,704	328,304

Total cost of sales	$283,941	$462,425	$615,171	$821,675

Our cost of sales for discontinued operations include costs for our OKON products, and industrial automation system services. During the three and six months ended March 31, 2005, the combined cost of sales was $283,941 and $615,171 compared to $462,425 and $821,675 during the three and six months ended March 31, 2004. The decrease for the three and six months ended March 31, 2005 resulted from a decrease in cost of sales experienced by each of these former segments.

Cost of sales for product sales is the cost of sales of our former paint business segment for sales of stains, sealers and coatings. During the three and six months ended March 31, 2005, our costs of sales for the paint business decreased by $88,917, or 33%, and by $52,904, or 11%, to $184,113 and $440,467 as compared to the three and six months ended March 31, 2004. The decrease in costs during the three and six months

RENTECH, INC.

ended March 31, 2005 is due to the fact that OKON was sold on March 8, 2005, and the three and six month period for fiscal year 2005 includes 22 fewer calendar days when compared to fiscal year 2004.

Cost of sales for the industrial automation systems business were $99,828 and $174,704 during the three and six months ended March 31, 2005 as compared to $189,395 and $328,304 during the three and six months ended March 31, 2004. The decrease of $89,567 and $153,600 during the three and six months ended March 31, 2005, as compared to the three and six months ended March 31, 2004 was directly related to fewer orders for new equipment, and our inability to bill for service contracts until the services are completed.

Gross Profit

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Gross Profit:
Product sales	$165,600	$271,874	$405,674	$428,370
Industrial automation systems	59,732	72,101	42,434	55,702

Total gross profit	$225,332	$343,975	$448,108	$484,072

Our gross profit for the three and six months ended March 31, 2005 was $225,332 and $448,108, as compared to $343,975 and $484,072 for the three and six months ended March 31, 2004. The decrease of $118,643, or 34%, and $35,964, or 7%, during the three and six months ended March 31, 2005 resulted from a combination of the contributions from each of our discontinued operations. The gross profit contribution of our former paint segment decreased during the three and six months ended March 31, 2005 by $106,274 and $22,696 as compared to the three and six months ended March 31, 2004. Our former industrial automation system segment had a decrease of $12,369 and $13,268 during the three and six months ended March 31, 2005 as compared to the three and six months ended March 31, 2004.

Gross profit for product sales is the gross profit of our former paint business segment for sales of stains, sealers and coatings. During the three and six months ended March 31, 2005, our gross profit for our former paint segment decreased by $106,274, or 39%, and $22,696, or 5%, to $165,600 and $405,674, as compared to the three and six months ended March 31, 2004. The decrease in gross profit was directly related to the 36% and 8% decrease in revenue from the three and six months ended March 31, 2005 compared to the three and six months ended March 31, 2004.

Gross profit for the industrial automation systems business was $59,732 and $42,434 during the three and six months ended March 31, 2005 as compared to $72,101 and $55,702 during the three and six months ended March 31, 2004. The decrease in gross profit in both periods was due to the timing of revenue recognition under the percentage of completion method of accounting and a lack of new contracts in both periods.

Operating Expenses

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Operating expenses:
General and administrative	$295,984	$448,185	$685,564	$894,522
Depreciation and amortization	8,380	19,797	16,141	48,479
Research and development	4,647	3,125	10,897	6,250

Total operating expenses	$309,011	$471,107	$712,602	$949,251

RENTECH, INC.

Operating expenses consist of general and administrative expense, depreciation and amortization and research and development. Our operating expenses have historically been grouped into several categories of major expenses.

General and Administrative Expenses. General and administrative expenses were $295,984 and $685,564 during the three and six months ended March 31, 2005, down $152,201 and $208,958 from the three and six months ended March 31, 2004 when these expenses were $448,185 and $894,522. Salaries and benefits allocated to general and administrative expenses rather than to cost of sales decreased by $71,231 and $115,910, or 28% and 22%, during the three and six months ended March 31, 2005. This was due to a reduction in work force at REN Corporation and the sale of OKON on March 8, 2005, leading to 22 fewer calendar days of these expenses in the current fiscal year. Commission expenses decreased by $23,891 and $21,401, or 57% and 33% during the three and six months ended March 31, 2005. Many other general and administrative expenses experienced increases and decreases during the three and six months ended March 31, 2005, none of which were individually significant.

Depreciation and Amortization. Depreciation and amortization expenses during the three and six months ended March 31, 2005 were $17,530 and $29,797, a decrease of $15,144 and $36,037 compared to the three and six months ended March 31, 2004 when the total depreciation and amortization expense was $32,674 and $65,834. Of these amounts, $9,150 and $13,656 were included in costs of sales during the three and six months ended March 31, 2005, and $12,877 and $17,355 were included in costs of sales during the three and six months ended March 31, 2004. The overall decrease in depreciation and amortization expense is a result of intangible assets being fully amortized or written off in our former industrial automation system segment.

Total Operating Expenses. Total operating expenses during the three and six months ended March 31, 2005 were $309,011 and $712,602 as compared to $471,107 and $949,251 during the three and six months ended March 31, 2004, a decrease of $162,096 and $236,649. The decrease in total operating expenses for the three and six months ended March 31, 2005 as compared to the prior period is a result of a decrease in general and administrative expenses of $152,201 and $208,958, a decrease in depreciation and amortization charges included in operating expenses of $11,417 and $32,338, and an increase in research and development expenses of $1,522 and $4,647.

Loss From Operations

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Loss from operations:
Product sales	$(42,103)	$(39,228)	$(89,717)	$(170,577)
Industrial automation systems	(41,576)	(87,904)	(174,777)	(294,602)

Loss from operations	$(83,679)	$(127,132)	$(264,494)	$(465,179)

Loss from operations during the three and six months ended March 31, 2005 decreased by $43,453 and 200,685. The decreased loss compared to the prior year resulted from a decrease in total operating expenses of $162,096 and $236,650 during the three and six months ended March 31, 2005 in addition to a decrease in gross profit of $118,643 and $35,964.

Loss from operations for product sales is the loss from operations of our former paint business segment for sales of stains, sealers and coatings. During the three months ended March 31, 2005, our loss from operations for the paint business increased by $2,875, or 7%, to $42,103, as compared to the three months ended March 31, 2004. During the six months ended March 31, 2005, our loss from operations for the paint business decreased by $80,860, or 47%, to $89,717, as compared to the six months ended March 31, 2004. The decrease in loss from operations for the six months ended March 31, 2005 was due to a decrease of $103,556 in operating expenses, partially offset by a decrease in gross profit of $22,696.

Loss from operations for the industrial automation systems segment were $41,576 and $174,777 during the three and six months ended March 31, 2005 as compared to $87,904 and $294,602 during the three and six months ended

RENTECH, INC.

March 31, 2004. The decrease in loss from operations of $46,328 and $119,825 during the three and six months ended March 31, 2005 was the result of a decrease in operating expenses of $58,697 and $133,093, which was due to certain cost cutting measures at REN as a result of its lack of new contracts.

Other Income (Expense)

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Other income (expense):
Interest expense	$(9,371)	$(11,779)	$(17,688)	$(25,810)

Total other income (expense)	$(9,371)	$(11,779)	$(17,688)	$(25,810)

Interest Expense. Interest expense during the three and six months ended March 31, 2005 was $9,371 and $17,688, decreased from $11,779 and $25,810 during the three and six months ended March 31, 2004. The decrease in interest expense for the three and six months ended March 31, 2005 is due to interest accrued on an insurance loan in the former industrial automation segment in fiscal year 2004 that did not exist in fiscal year 2005.

Minority Interest in Subsidiary’s Net Loss

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Minority interest in subsidiary’s net loss	$—	$38,570	$—	$130,470

The minority interest in subsidiary’s net loss of $0 during the three and six months ended March 31, 2005, as compared to $38,570 and $130,470 during the three and six months ended March 31, 2004, resulted from the continued operating loss of REN Corporation for the three and six months ended March 31, 2005. Minority interests in the net loss of a subsidiary are reflected as an addition to consolidated net loss, reduced by the excess of any losses applicable to the minority interest in a subsidiary that exceed the minority interest in the equity capital of the subsidiary. The Company accounts for the excess loss in accordance with Accounting Research Bulletin No. 51, “Consolidated Financial Statements” as the minority interest shareholders have no obligation to fund such losses. As of March 31, 2005, the Company had a cumulative minority interest excess loss of $216,392, including 20,788 and $81,473 in the three and six months ended March 31, 2005, which was charged against the majority interest on the Consolidated Statement of Operations, reducing the total minority interest to $0 for the three and six months ended March 31, 2005.

Net Loss and Gain on Sale of Discontinued Operations

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Discontinued operations:
Net loss from product sales	$(42,207)	$(39,387)	$(89,821)	$(170,737)
Net loss from industrial automation systems	(50,843)	(60,954)	(192,361)	(189,782)
Gain on sale of discontinued operations, net of tax	473,134	—	543,680	—

	$380,084	$(100,341)	$261,498	$(360,519)

RENTECH, INC.

For the three and six months ended March 31, 2005, we experienced a net gain from discontinued operations of $380,084 and $261,498, or $0.004 and $0.003 per share. For the three and six months ended March 31, 2005, we experienced a net loss from discontinued operations of $93,050 and $282,182 compared to a net loss from discontinued operations of $100,341 and $360,519 during the three and six months ended March 31, 2004.

Net loss from discontinued operations for product sales is the net loss from discontinued operations of our paint business for sales of stains, sealers and coatings. During the three months ended March 31, 2005, our net loss from discontinued operations for the paint business increased by $2,820, or 7%, to $42,207, as compared to the three months ended March 31, 2004. During the six months ended March 31, 2005, our net loss from discontinued operations for the paint business decreased by $80,916, or 47%, to $89,821, as compared to the six months ended March 31, 2004. The decrease in net loss from discontinued operations for the six months ended March 31, 2005 was due to a decrease of $103,556 in operating expenses, partially offset by a decrease in gross profit of $22,696.

Net loss from discontinued operations for the industrial automation systems segment was $50,843 and $192,361 during the three and six months ended March 31, 2005 as compared to $60,954 and $189,782 during the three and six months ended March 31, 2004. The decrease in net loss from discontinued operations of $10,111 and the increase of $2,579 during the three and six months ended March 31, 2005 was the result of a decrease in operating expenses of $58,697 and $133,093, which was due to certain cost cutting measures at REN as a result of their lack of new contracts, partially offset by the $20,788 and $81,473 minority interest excess loss that was charged to the majority interest.

Gain on sale of discontinued operations is the gain on the sale of OKON, Inc. on March 8, 2005. The gain was calculated as follows:

Sales Price	$2,000,000
Less transaction costs	($135,000)
Other transaction costs, noncash
Extension of employee options	($73,919)
20,000 options issued to employees	($20,503)

Net sales price less transaction costs	$1,770,578
Book value of Rentech’s ownership in OKON, Inc.	$1,071,334

Rentech’s gain on sale of OKON, Inc.	$699,244

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2005, we had negative working capital of $3,612,319, as compared to negative working capital of $1,266,653 at September 30, 2004. Our current assets totaled $2,559,369, including accounts receivable of $1,008,863, and our current liabilities were $6,171,688. We had long-term liabilities of $2,078,473, of which most related to our long-term convertible debt as well as the mortgage on our development and testing laboratory.

From our inception on December 18, 1981 through March 31, 2005, we have incurred losses in the amount of $54,558,041. For the six months ended March 31, 2005, we recognized a $7,169,800 net loss from continuing operations. If we do not operate at a profit in the foreseeable future, we may be unable to continue operations at the present level. As of March 31, 2005, we had an unrestricted cash balance of $363,892. We have been successful in the past in obtaining debt and equity financing. For the years ended September 30, 2004 and 2003, we received net cash proceeds from the issuance of common stock of $4,706,951 and $1,577,100. For the years ended September 30, 2004 and 2003, we received cash proceeds from long-term debt and long-term convertible debt to stockholders of $565,000 and $2,505,000. On April 8, 2005, subsequent to quarter end, Rentech, Inc. entered into a Securities Purchase Agreement that provided it with gross proceeds of $9 million through a private placement of convertible

RENTECH, INC.

preferred stock with M.A.G. Capital, LLC (formerly Mercator Advisory Group, LLC) through its designated funds, Monarch Pointe Fund, Ltd, Mercator Momentum Fund, III, LP, and Mercator Momentum Fund, LP, and with Pentagon Special Purpose Fund, Ltd. The agreement provided for a private placement of 90,000 shares of Rentech’s Series A Convertible Preferred Stock at $100 per share.

Our principal needs for liquidity in the past have been for funding working capital; paying for research and development of the Rentech Process; paying the expenses of engineering evaluations and legal fees associated with our efforts to acquire an existing ammonia fertilizer plant; paying the costs of acquiring our oil and gas field services segment and adding its state of the art technology; acquiring and funding our paint segment, which we sold in March 2005, and our industrial automation segment; and investing in advanced technology companies.

To obtain capital for working funds, we have previously sold shares of our common stock and convertible preferred stock in private placements to accredited investors at a discount from the market price. We have also previously sold our stock purchase warrants and our convertible promissory notes bearing interest in private placements. The preferred stock, warrants and notes have been convertible into shares of our common stock at a discount. Some of them remain outstanding. On March 17, 2005, our shareholders approved an amendment to our Restated Articles of Incorporation to increase the number of authorized shares of common stock from 150,000,000 to 250,000,000. To achieve our objectives as planned for fiscal year 2005 and thereafter, we will need to issue additional shares of common stock and shares of convertible preferred stock and other convertible securities in private placements to fund working capital requirements and funds for our proposed acquisition of equity interests in an existing ammonia fertilizer plant. We also expect to require significant new debt financing in connection with acquisition of a nitrogen fertilizer plant and our planned conversion of the plant to use coal feedstock and to add our Rentech Process. If we are unable to sell shares of our equity or debt securities, we would not be able to acquire or retrofit a nitrogen fertilizer plant, and would also have to curtail our expenditures by reducing our operations, in efforts to reduce our operating costs to a level covered by our revenues. Our inability to acquire and retrofit a plant, and curtailment of our activities related to the Rentech Process would materially adversely impact our ability to commercialize the Rentech Process and our ability to continue our business at the present level.

We are also seeking to raise capital by the sale of certain assets. We are offering to sell our one-half interest in the Sand Creek plant, in cooperation with the owner of the other one-half interest. The plant has been for sale for approximately two years. We may also sell one or more of our two operating subsidiaries to raise capital and to focus on our core business of Fischer-Tropsch technology. If less than all of the subsidiaries and the Sand Creek plant were to be sold for cash, the total net proceeds would not cover our annual loss from operations. We sold OKON, Inc. our paint subsidiary, on March 8, 2005. The sale of OKON, Inc. had a positive impact on our liquidity, as OKON has provided negative cash flows over the past three years. For the years ending September 30, 2004, 2003 and 2002, OKON’s operations produced negative cash flows of approximately $75,000, $315,000 and $80,000.

We are not currently receiving any royalties or license fees from licensees of the Rentech Process. With a change to the Texaco license made in March 2003, we are able to offer licenses of the Rentech Process to other energy businesses for conversion of coal, petroleum coke and other solids and liquids. We are now working with several other companies to study the feasibility of developing Fischer-Tropsch projects using the Rentech Process. No commitments have been made to proceed with these projects, and we have received no revenues from them.

Our agreements related to FT Solutions LLC require us to contribute one-half of the cost of constructing a product development unit. FT Solutions has initiated the design and construction of the plant. We estimate that our share of the cost of the plant will be approximately $3.5 million. We hope to obtain a U.S. Department of Energy grant to fund a portion of the design and construction costs. The start of construction is not yet scheduled.

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

Our working capital is not sufficient to meet our expected cash operating requirements for the period after September 30, 2005, and without additional financing and sources of revenue, we may not be able to continue our operations at the current level after that time.

Our working capital is primarily used for operations, investing activities and payments on debt. At March 31, 2005, we had negative working capital of $3,612,319. This compared to negative working capital of $1,266,653 at September 30, 2004. We have and will continue to expend substantial funds to continue to pay our present operating expenses, including our general and administrative costs, research and development of our technologies, and marketing the Rentech Process, and our investing activities and payments on debt. If we are not able to improve our working capital position, we will not be able to implement our plan to commercialize the Rentech Process through our proposed acquisition of an existing ammonia fertilizer plant, realize revenues from its operations, or maintain our operations at the current level. If we do not succeed in financing and purchasing a plant, we will have a less advantageous position to seek additional financing to fund our operations, including payment of the loans we obtained to provide working capital until the new financing we expect to obtain for financing a purchase. We believe the proceeds from our private placement of preferred stock in April 2005 and revenues associated with feasibility studies related to proposed licenses of the Rentech Process and from operations and potential sales of our subsidiaries, will be adequate to fund our present level of operations through September 30, 2005. If we are unable to obtain additional debt or equity financing, our current available net cash profits from operations and a potential sale of some of our assets will not enable us to meet our expected cash operating requirements past the end of our fiscal year ending September 30, 2005.

If we do not receive funds from additional financing or other sources of working capital for our business activities, we would need to reduce, delay, or eliminate our expenditures, including our efforts to acquire an existing ammonia fertilizer plant.

We need additional financing to maintain all of our operations, as well as to accomplish our goal of acquiring an existing ammonia fertilizer plant. We have, and will continue to expend substantial funds to continue research and development of our technologies, to market licenses of the Rentech Process, and to acquire existing plants that we expect to retrofit. We intend to finance our acquisition and conversion of plants primarily through non-recourse debt financing at the project level, as well as through equity financing. Additionally, we expect to obtain additional funds through joint ventures or other collaborative arrangements, and through debt and equity financing in the capital markets. Financing for our projects may not be available when needed or on terms acceptable or favorable to us. In addition, we expect that definitive agreements with equity and debt participants in our capital projects will include conditions to funding, many of which could be outside our control. If we cannot obtain sufficient funds, we may be required to reduce, delay or eliminate expenditures for our business activities, including efforts to acquire and convert an existing plant to use coal; to reduce, delay or eliminate expenditures for research and development; or to seek to enter into a business combination transaction with, or sell some or all of our assets to others.

Without the operating profits that an existing ammonia fertilizer plant might produce, we would be unable to fund our current operations or to implement our business plan.

Our business plan is to acquire an existing ammonia fertilizer plant and to obtain profits from its continued operations to pay for our operating costs as well as for the loans we would undertake to purchase the plant. If we do not realize profits from the plant, we would be unable to continue our operations or to pay for the plant. We could lose all or most of our assets to the holders of our preferred stock who have a preference right in our assets.

RENTECH, INC.

We will need to obtain funds from additional financing or other sources of working capital if we succeed in acquiring an existing ammonia fertilizer plant and proceed to retrofit it. If we do not receive these funds, we would have to reduce, delay or eliminate our expenditures, including the planned reconfiguration.

After acquiring a plant that uses natural gas as feedstock, we plan to convert it to use less costly coal as the feedstock, and also to add a Fischer-Tropsch plant to use the Rentech Process. We expect the construction work for converting an existing plant to take approximately three and a half years of time, and to cost approximately $450 million. We anticipate financing these costs through a combination of equity financing, project financing from one or more lenders, sales of ownership interests in the plant, or other financing arrangements. We may seek limited amounts of economic development funding through development bonds or grants issued by the state or other governmental agencies with jurisdiction. We expect available governmental funding to be restricted to engineering studies and development work associated with the plant, rather than construction costs.

Our needs for capital to accomplish the conversion of an existing ammonia fertilizer plant are very high, especially in relation to our financing capability, financial results, sources of revenues and total assets. If we do not obtain the financing necessary for reconfiguring a plant, we will not realize the significant increases in revenues and cash flows that we anticipate. We would then expect to continue operating the plant substantially as it is now operated with natural gas as the feedstock. The operating revenues of the plant, using natural gas, might not be profitable and would be significantly less than the operating revenues we expect if we are able to convert it to use coal and are also able to add our Rentech Process.

If we succeed in financing and acquiring an existing ammonia fertilizer plant, our planned reconfiguration of the plant would require a substantial increase to our indebtedness and our debt to equity ratio, which could adversely affect our financial health and limit our ability to grow and compete.

To convert a nitrogen fertilizer plant to using coal to produce synthesis gas and to implement our Rentech Process, we would need to obtain additional financing. As part of the final phase of the conversion, we expect to suspend production of a plant for approximately six weeks, and we would require sufficient working capital to support our present operations and pay expenses of the plant during this period. We estimate the required financing for the conversion and operating expenses could be approximately $450 million, a substantial portion of which could be debt. We would likely become highly leveraged and our debt to equity ratio would consequently increase. The degree to which we are leveraged could have important consequences to us. For example, it could:

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

Without capital to provide for our acquisition of an existing ammonia fertilizer plant and, if we do complete an acquisition, the substantial costs to retrofit a plant using natural gas as feedstock to use coal and to add our Fischer-Tropsch technology, and additional capital for the initial studies that we typically conduct to encourage Fischer-Tropsch

RENTECH, INC.

projects, we would not realize revenues from such a plant, the Rentech Process, or from projects that might be developed by prospective licensees. This situation would delay commercialization of our technology. Our plan to realize new revenues from license fees, engineering services, royalties and catalyst sales would be delayed.

ANALYSIS OF CASH FLOW

The following table summarizes our Consolidated Statements of Cash Flows:

	Six Months Ended March 31,
	2005	2004
Net Cash (Used in) Provided by:
Operating activities	$(2,345,185)	$(2,610,030)
Investing activities	1,324,082	115,189
Financing activities	1,142,247	3,300,193

Cash Flows From Operating Activities

Net Loss. Operating activities produced net losses of $6,908,302 during the six months ended March 31, 2005, as compared to $3,593,022 during the six months ended March 31, 2004. The cash flows used in operations during these periods resulted from the following operating activities.

Depreciation. Depreciation is a non-cash expense. This expense decreased during the six months ended March 31, 2005 by $7,026, as compared to the six months ended March 31, 2004. The decrease was attributable to equipment disposed of during the six months ended March 31, 2005.

Amortization. Amortization is also a non-cash expense. This expense decreased during the six months ended March 31, 2005 by $32,545, as compared to the six months ended March 31, 2004. The decrease is attributable to certain capitalized software, which became fully depreciated during fiscal 2004 and a non-compete agreement, which was written off in fiscal 2004.

Write-off of Acquisition Costs and Debt Issue Costs. We expensed $1,657,611 of abandoned acquisition costs and $901,846 of abandoned debt issue costs in the three and six months ended March 31, 2005 related to the planned acquisition of Royster-Clark Nitrogen

Equity in Loss of Investee. We recognized equity in loss of investee in the amount of $384,102 during the six months ended March 31, 2005. $96,923 represents our 50% share of the loss incurred by our joint venture in Sand Creek Energy LLC. The LLC is holding and maintaining the mothballed Sand Creek methanol plant. The decrease during the six months ended March 31, 2005 is due to a decrease in insurance and other maintenance costs of the facility. In the six months ended March 31, 2005, we recognized $287,179 in equity in loss of investee from our 50% share of the loss in our joint venture FT Solutions, LLC, which was formed in the fourth quarter of fiscal 2004.

Salaries Expense Paid Through Debt. During the six months ended March 31, 2004, we issued unsecured convertible promissory notes totaling $357,877 in lieu of cash to certain officers of the Company in payment of their salaries. No such notes were issued in the six months ended March 31, 2005.

Stock Options Issued for Services. During the six months ended March 31, 2005, we issued 250,000 options to purchase the common stock of Rentech in lieu of cash to Royster-Clark, Inc. as part of a standstill agreement. These options were valued using the Black-Scholes option-pricing model, which resulted in an offering cost charge to additional paid-in capital of $178,766. In addition, we issued 30,000 options to a consultant during the six months ended March 31, 2005. These options were valued using the Black-Scholes option-pricing model, which resulted in consulting expense of $30,396.

RENTECH, INC.

Changes in Operating Assets and Liabilities. The changes in operating assets and liabilities, net of business combination, result from the following factors.

Accounts Receivable. Accounts receivable increased by $182,158 during the six months ended March 31, 2005. The increase in accounts receivable was due to increases in sales by the oil and gas field services segment of 43%.

Costs and Estimated Earnings in Excess of Billings. Costs and estimated earnings in excess of billings decreased $66,184 during the six months ended March 31, 2005 as a result of the timing of contract billings and other contract activity within the former industrial automation systems segment and the technical services segment. These contracts are accounted for under the percentage of completion method of accounting.

Prepaid Expenses and Other Current Assets. Prepaid expenses and other current assets decreased during the six months ended March 31, 2005 by $251,121. The decrease reflects the timing of payment on certain annual insurance premiums, net of the amortization of such premiums.

Accounts Payable. Accounts payable increased by $1,575,787 during the six months ended March 31, 2005. This increase resulted from the timing of receiving and paying trade payables. In addition, our payables at March 31, 2005 were increased due to amounts owed in relation to the planned acquisition of Royster-Clark Nitrogen.

Billings in Excess of Costs and Estimated Earnings. Billings in excess of costs and estimated earnings decreased $115,080 during the six months ended March 31, 2005 as a result of contracts within the former industrial automation systems segment and the technical services segment, which are accounted for under the percentage of completion method of accounting.

Accrued Liabilities, Accrued Payroll and Other. Accrued liabilities, accrued payroll and other increased $126,789 during the six months ended March 31, 2005 as a result of the timing of payment of certain payroll related accruals.

Net Cash Used in Operating Activities. The total net cash used in operations decreased to $2,345,185 during the six months ended March 31, 2005, as compared to $2,610,030 during the six months ended March 31, 2004.

Cash Flows From Investing Activities

Purchase of Property and Equipment. During the six months ended March 31, 2005, we purchased $215,549 of property and equipment, which included $109,792 paid in cash and $105,757 purchased with note payables. Of the property and equipment purchases, 62% was attributable to vehicles and logging equipment purchased for our oil and gas field services segment, while the remainder was primarily attributable to computer equipment and a vehicle in the former industrial automation systems segment.

Proceeds from Disposal of Fixed Assets. We received proceeds from the disposal of fixed assets during the six months ended March 31, 2005 of $3,719.

Deposits and Other Assets. During the six months ended March 31, 2005, deposits and other assets decreased $650,581.

Payments of Acquisition Costs. We paid $466,247 in abandoned acquisition costs related to the planned acquisition of Royster-Clark Nitrogen.

Cash Used in Purchase of Investments. We used $96,474 to fund our 50% share of expenses of Sand Creek Energy, LLC during the six months ended March 31, 2005. We used $357,705 to fund our 50% share of expenses of FT Solutions, LLC during the six months ended March 31, 2005.

RENTECH, INC.

Net Cash Provided by Investing Activities. The total net cash provided by investing activities increased to $1,324,082 during the six months ended March 31, 2005 as compared to cash provided of $115,189 during the six months ended March 31, 2004. The increase was primarily a result of the $1,700,000 in cash we received for the sale of OKON, Inc. in March of 2005.

Cash Flows From Financing Activities

Proceeds from Issuance of Common Stock. During the six months ended March 31, 2005, we received $1,233,889 in net cash proceeds from the issuance of common stock compared to $3,531,830 during the six months ended March 31, 2004.

Payment of Offering Costs. During the six months ended March 31, 2005, we paid $52,462 in offering costs as compared to $217,275 during the six months ended March 31, 2004.

Proceeds from Long-Term Debt and Notes Payable. During the six months ended March 31, 2005, we received proceeds from long-term debt and notes payable in the amount of $1,850,000, compared to $565,000 during the six months ended March 31, 2004.

Payment of Debt Issuance Costs. During the six months ended March 31, 2005, we paid $764,331 in debt issuance costs as compared to $0 during the six months ended March 31, 2004. Of the amount paid in fiscal year 2005, $575,000 related to the debt issue costs we wrote off related to the planned acquisition of Royster-Clark Nitrogen.

Payments on Line of Credit, Net. During the six months ended March 31, 2005, we made net payments on our lines of credit of $643,387 as compared to net payments on our lines of credit of $123,442 during the six months ended March 31, 2004.

Payments on Long-Term Convertible Debt and Notes Payable. During the six months ended March 31, 2005, we repaid $481,462 on our debt obligations as compared to $455,920 during the same period in fiscal 2003. Payments in the six months ended March 31, 2005 reflect payments on notes payable and long-term convertible debt.

Net Cash Provided by Financing Activities. The net cash provided by financing activities during the six months ended March 31, 2005 was $1,142,247, compared to $3,300,193 in cash provided by financing activities during the six months ended March 31, 2004.

Cash increased during the six months ended March 31, 2005 by $121,144 compared to an increase of $805,352 during the six months ended March 31, 2004. These changes increased the ending cash balance at March 31, 2005 to $376,561 and increased the ending cash balance at March 31, 2004 to $1,621,115.

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

RENTECH, INC.

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

On April 14, 2005 the Securities and Exchange Commission (“SEC”) approved a new rule that delays the effective date of SFAS 123(R). Under the SEC’s rule, FAS 123(R) is now effective for Rentech beginning October 1, 2005.

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

Valuation of Long-Lived Assets, Intangible Assets and Goodwill. We must assess the realizable value of long-lived assets, intangible assets and goodwill for potential impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In assessing the recoverability of our goodwill and other intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. In addition, we must make assumptions regarding the useful lives of these assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets. Effective October 1, 2001, we elected early adoption of SFAS No. 142, and were required to analyze goodwill for impairment. As of September 30, 2003, we updated our impairment test and determined that the goodwill recorded in connection with the acquisition of REN was impaired. REN’s customer backlog as of September was not sufficient to support the realization of goodwill and as a result, we wrote-off the balance related to REN. We also updated our impairment test as of March 31, 2005 for the goodwill recorded in connection with the acquisition of PML. We concluded that there was no impact on our financial position and results of operations, as goodwill was not impaired.

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

FACTORS THAT MAY AFFECT OUR FUTURE OPERATING RESULTS AND BUSINESS

Certain risks and uncertainties that we face are described in this section and elsewhere in this report. Others that we do not know about, or think are important now, may impair our business and the results of our operations.

We have never operated at a profit. If we do not achieve significant amounts of additional revenues and become profitable, we may be unable to continue our operations.

We have a history of operating losses and have never operated at a profit. From our inception on December 18, 1981 through March 31, 2005, we have incurred losses in the amount of $54,558,041. For the six months ended March 31, 2005, we recognized a net loss from continuing operations of $7,169,800 applicable to common shareholders. If we do not operate at a profit in the future, we would be unable to continue our operations at the present level. Ultimately, our ability to maintain our present level of business will depend upon earning a profit from commercialization of the Rentech Process through our use of it in a plant we may acquire or through licenses to others that generate preliminary study and preliminary design contracts, license fees and royalties for us. We have not been able to achieve commercial use of the technology to this time.

If we succeed in financing and acquiring an existing ammonia fertilizer plant, we may never successfully operate the plant or effectively integrate its business with ours or effectively manage the plant.

We do not have significant experience managing the operation of a nitrogen fertilizer plant, and we might not be successful in doing so. If we are able to acquire a plant, our future financial performance would depend in part on our ability to integrate those business operations with our current operations. In order to integrate a newly acquired business into our current business, we would have to combine in a timely manner our financial and management controls, our administrative functions and our information systems. If we are not able to successfully manage a plant during the reconfiguration phase and thereafter, we might not be able to repay the debt we would incur to acquire the plant. As a result, our operating results and business would be negatively impacted.

Assessing the feasibility of acquiring any ammonia fertilizer plant is complex, and our assessment may not adequately evaluate the operating results and risks associated with a plant. Miscalculations in this regard could have a material adverse affect on our business, results of operations and financial condition.

We expect to evaluate and, where appropriate, pursue the acquisition of an existing ammonia fertilizer plant that we can convert to use coal feedstock and to which we can add the Rentech Process. The successful acquisition of a plant requires an assessment of:

•	available supplies of low-cost coal and other feedstock ;

RENTECH, INC.

•	operating costs;

•	potential environmental liabilities, including hazardous waste contamination;

•	permits and other governmental authorizations required for our operations;

•	potential work stoppages and other labor relations matters.

To make these assessments, we expect to perform a review of any such plant that we believe to be generally consistent with industry practices. The results of such a review are necessarily inexact, however, and their accuracy is inherently uncertain. These assessments might not reveal all existing or potential problems, nor would they necessarily permit us to become sufficiently familiar with the plant to fully assess its merits and deficiencies. We might not be able to identify suitable acquisition candidates in the future, and might not be able to complete potential acquisitions on terms our management considers favorable. Acquisitions of a plant could therefore pose numerous additional risks to our operations and financial results, including incurring substantial liabilities and lower revenues than we expected. These risks include:

•	unanticipated costs for the natural gas initially used and the subsequent coal feedstock;

•	problems integrating the purchased operations, personnel or technologies;

•	delayed or defective engineering plans for the reconfiguration;

•	overruns in construction costs;

•	diversion of resources and management attention from our other efforts;

•	entry into markets in which we have limited or no experience;

•	potential governmental limitations on application of nitrogen fertilizers due to concerns they pollute ground water; and

•	potential loss of key employees, particularly those of the acquired organization.

The market for natural gas has been volatile. If we acquire an existing ammonia fertilizer plant and prices for natural gas increase significantly, we may not be able to economically operate the plant during the conversion phase while we continue to use natural gas as the feedstock.

If we succeed in acquiring a plant, we plan to continue to operate it with natural gas as the feedstock until we complete the conversion of the plant to use coal to produce the required synthesis gas. That would expose us to market risk due to increases in natural gas prices. We expect to purchase natural gas for use in a plant on the spot market. We expect to also use short-term, fixed supply, fixed price purchase contracts to lock in pricing for a portion of our natural gas requirements through the winter months when gas prices are usually the most volatile. These may not protect us from increases in the cost of our feedstock. An increase in the price of coal, after the conversion is completed, or in other commodities that we may use as feedstock at other fertilizer plants we might acquire in the future could also adversely affect our operating results. The prices of coal, natural gas or other commodities that we might use as feedstock are subject to wide fluctuations due to a variety of factors that are beyond our control. Higher than anticipated costs for the catalyst and other materials used in these plants could also adversely affect operating results. If we have those increased costs, they could materially adversely affect our business, results of operations and financial condition.

RENTECH, INC.

The economic success of gas-fed Fischer-Tropsch plants using our technology may depend on the availability of natural gas at economic prices, and alternative uses of natural gas could cause the price of natural gas to increase.

Construction and operation of Fischer-Tropsch plants by us and our licensees for the use of natural gas with our technology will depend on the availability of natural gas at economic prices. The market for natural gas is highly competitive in many areas of the world and, in many circumstances the sale of natural gas for use as a feedstock in a Fischer-Tropsch plant may not be the highest value market for the owner of the natural gas, especially within the United States. Cryogenic conversion of natural gas to liquefied natural gas may compete with our Fischer-Tropsch plants for use of natural gas as feedstocks in many locations. Local commercial, residential and industrial consumer markets, power generation, ammonia, methanol and petrochemicals are also alternative markets for natural gas. Unlike many of our licensees, many of our competitors produce or have access to large volumes of natural gas, which may be used in connection with their Fischer-Tropsch operations. The availability of natural gas at economic prices for use as a feedstock for Fischer-Tropsch plants may also depend on the production costs for the gas and whether natural gas pipelines are located in the areas where these plants are located. New pipelines may be built or existing pipelines may be expanded into areas where Fischer-Tropsch plants using our technology are built, and this may affect the operating margins of these plants as other markets compete for available natural gas. If we or our licensees are unable to obtain natural gas at economical prices, plants that would use our technology may not be constructed and natural gas fed plants using our technology may not operate profitably. This would mean we may not receive revenues from use of our technology that we expect. That would materially adversely affect our business, results of operations and financial condition.

Lower prices for nitrogen fertilizers or downturns in market demands could reduce the revenues and profitability of the nitrogen fertilizer business.

Nitrogen fertilizer is a global commodity that experiences often unpredictable fluctuations in demand and an increasing supply on the world-wide market, and we believe we may face intense price competition from other domestic and foreign sources. In the recent past, nitrogen fertilizer prices have been volatile, often experiencing price changes from one growing season to the next. A downturn in nitrogen prices could have a depressing effect on the prices of most of the fertilizer products that we would sell after we acquire a plant, and might materially adversely affect our ability to economically convert the nitrogen fertilizer plant to use coal and produce liquid hydrocarbon products using the Rentech Process. If we are able to acquire a plant, and the price of the fertilizer product we would sell decreases or we do not successfully convert the plant to the use of coal feedstock and successfully add our Rentech Process and begin producing liquid hydrocarbon products, our business, results of operation and financial condition could be materially adversely affected.

Our receipt of revenues from other businesses for plants our potential licensees might develop will depend on availability of capital and substantial efforts by them. The licensees could choose not to construct a Fischer-Tropsch plant based on the Rentech Process or to pursue alternative Fischer-Tropsch technologies.

We have not had adequate capital to finance, construct, and operate our own commercial plants. We have marketed licenses for use of the Rentech Process, but have no active licensees at this time. Under the license agreements we offer, a licensee would be responsible for obtaining sources of feedstock, conducting feasibility studies, recruiting personnel who are skilled in operating gas process plants, obtaining governmental approvals and permits, obtaining sufficient financing on favorable terms for the large capital expenditures required; possibly constructing infrastructure if not otherwise available at the plant site; designing, constructing and operating the plant; and marketing the products. The ability of any licensee to accomplish these requirements, and the efforts, resources and timing schedules to be applied by a licensee, will be controlled by the licensee. Whether licensees are willing to expend the resources necessary to construct Fischer-Tropsch plants will depend on a variety of factors outside our control, including the prevailing price outlook for crude oil, natural gas, coal, and refined products. In addition, our license agreements may generally be terminated by the licensee, with or without cause. Furthermore, our potential licensees

RENTECH, INC.

are not restricted from pursuing alternative Fischer-Tropsch technologies on their own or in collaboration with others, including our competitors, for projects other than the ones we might license in the future.

The capital costs of coal supplies, natural gas fields, or other sources of feedstock that would use the Rentech Process require more capital than is available to us or to many of our potential licensees. These limitations have slowed and will continue to delay use of our technology and significant delays may occur before we realize substantial revenues, if any, from Fischer-Tropsch plants that use the Rentech Process. If our licensees do not proceed with commercial plants using the Rentech Process or do not successfully operate their plants, we will not significantly benefit from the licensing of our Fischer-Tropsch technology. To date, no licensee of the Rentech Process has proceeded to construct and operate a plant for which royalties on production would be due. If we do not receive payments under our license agreements, our anticipated revenues will be diminished. This would harm our results of operations and financial condition.

We and our licensees may be unable to successfully implement use of the Rentech Process at commercial scale Fischer-Tropsch plants.

A variety of results necessary for successful operation of the Rentech Process could fail to occur at a commercial plant. Results that could cause commercial scale Fischer-Tropsch plants to be unsuccessful include:

•	reaction activity different than that demonstrated in laboratory and pilot plant operations, which could increase the amount of catalyst or number of reactors required to convert synthesis gas into liquid hydrocarbons and increase capital and operating costs

•	shorter than anticipated catalyst life, which would require more frequent catalyst regeneration, catalyst purchases, or both, and increase operating costs

•	higher than anticipated capital and operating costs to design, construct or reconfigure and operate a Fischer-Tropsch plant

In addition, our plants or those of our licensees could experience mechanical difficulties related or unrelated to elements of the Rentech Process. Our inability to construct and operate a commercial scale, Fischer-Tropsch plant based on the Rentech Process could materially adversely affect our business, results of operation and financial condition.

Construction of Fischer-Tropsch plants incorporating the Rentech Process, including conversion of existing ammonia fertilizer plants to use coal and our Rentech Process, will be subject to risks of delay and cost overruns.

The construction of Fischer-Tropsch plants incorporating the Rentech Process, and our conversion of an existing plant to use coal and our Rentech Process, will be subject to risks of delay or cost overruns resulting from numerous factors, including the following:

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

RENTECH, INC.

•	environmental conditions and requirements;

•	unforeseen events, such as explosions, fires and product spills;

•	increased costs or delays in manufacturing and delivering critical equipment;

•	resistance in the local community;

•	local and general economic conditions.

If construction of a plant or the conversion of an existing plant to the use of coal and our Rentech Process is delayed beyond the time we estimate, the actual cost of completion may increase beyond the amounts estimated in our capital budget. A delay would also cause a delay in the receipt of revenues projected from operation of the converted plant, which may cause our business, results of operation and financial condition to be substantially harmed.

Plants that would use the Rentech Process rely upon complex gas process systems. This creates risks of fire and explosions, which could cause severe damage and injuries, create liabilities for us, and materially adversely affect our business.

Plants that use our Fischer-Tropsch technology process carbon-bearing materials, including natural gas, into synthesis gas. Some plants will require the use of oxygen-producing systems to convert the feedstock into synthesis gas. These gases, especially oxygen, are highly flammable and explosive. Severe personal injuries and material property damage may result. If such accidents did occur, our licensees and we could have substantial liabilities and costs. We are not currently insured for these risks. Furthermore, accidents of this type would likely adversely affect operation of existing as well as proposed plants by increasing costs for safety features.

We could have potential indemnification liabilities to licensees relating to the operation of Fischer-Tropsch plants based on the Rentech Process and to intellectual property disputes.

We anticipate that our license agreements will require us to indemnify the licensee against specified losses relating to, among other things:

•	use of patent rights and technical information relating to the Rentech Process; and

•	acts or omissions by us in connection with our preparation of preliminary design packages for the licensee’s plant.

We may also provide our licensees with performance guarantees of the Rentech Process or some of its components. Our indemnification obligations could result in substantial expenses and liabilities to us if intellectual property rights claims were to be made against us or our licensees, or if Fischer-Tropsch plants based on the Rentech Process were to fail to operate according to the preliminary plans.

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

RENTECH, INC.

Our success depends in part on our ability to protect our intellectual property rights, which involves complexities and uncertainties.

We rely on a combination of patents, copyrights, trademarks, trade secrets and contractual restrictions to protect our proprietary rights. Our revenues depend largely upon our ability to maintain control of rights to exploit our intellectual property. Our patents provide us the exclusive right to exploit our Fischer-Tropsch process. Our existing patents might be infringed upon, invalidated or circumvented by others. The availability of patents in foreign markets, and the nature of any protection against competition that may be afforded by those patents, is often difficult to predict and varies significantly from country to country. We or our licensees may choose not to seek, or may be unable to obtain, patent protection in a country that could potentially be an important market for our Fischer-Tropsch technology. The confidentiality agreements that are designed to protect our trade secrets could be breached, and we might not have adequate remedies for the breach. Additionally, our trade secrets and proprietary know-how might otherwise become known or be independently discovered by others. We may not become aware of patents or rights of others that may have applicability in our Fischer-Tropsch technology until after we have made a substantial investment in the development and commercialization of our technologies. Third parties may claim that we have infringed upon past, present or future Fischer-Tropsch technologies. Legal actions could be brought against us, our co-venturers or our licensees claiming damages and seeking an injunction that would prevent us, our co-venturers or our licensees from testing, marketing or commercializing the affected technologies. If an infringement action were successful, in addition to potential liability for damages, our joint venturers or our licensees, and we could be required to obtain a license from a third party in order to continue to test, market or commercialize our affected technologies. Any required license might not be made available or, if available, might not be available on acceptable terms, and we could be prevented entirely from testing, marketing or commercializing the affected technology. We may have to expend substantial resources in litigation, either in enforcing our patents, defending against the infringement claims of others, or both. Many possible claimants, such as the major energy companies that have or may be developing competing Fischer-Tropsch technologies, have significantly more resources than we do to spend on litigation. If we are unable to successfully maintain our technology, including the Rentech Process, against claims by others, our competitive position would be harmed and our revenues could be substantially reduced, and our business, operating results and financial condition could be materially adversely affected.

The Rentech Process may not compete successfully against Fischer-Tropsch technology developed by our competitors, many of whom have significantly more resources.

The development of Fischer-Tropsch technology for the production of liquid hydrocarbon products like ours is highly competitive. The Rentech Process is based on Fischer-Tropsch processes that have been known for almost 80 years and used in synthetic fuel projects for almost 50 years. Several major integrated oil companies, as well as several smaller companies, have developed or are developing competing technologies that they may offer to license to our potential customers. Each of these companies, especially the major oil companies, have significantly more financial and other resources than we do to spend on developing, promoting, marketing and using their Fischer-Tropsch technology. The U.S. Department of Energy has also sponsored a number of research programs in Fischer-Tropsch technology. Advances by others in their Fischer Tropsch technology might lower the cost of processes that compete with the Rentech Process. As our competitors continue to develop Fischer-Tropsch technologies, some part or all of our current technology could become obsolete. Our ability to create and maintain technological advantages is critical to our future success. As new technologies develop, we may be placed at a competitive disadvantage, and competitive pressures may force us to implement new technologies at a substantial cost. We may not be able to successfully develop or expend the financial resources necessary to acquire new technology.

We expect to have foreign operations, and our business there would be subject to various risks due to unstable conditions.

We expect that the use of our Rentech Process will occur in foreign countries. The additional risks of foreign operations include rapid changes in political and economic climates; changes in foreign and domestic taxation; lack of

RENTECH, INC.

stable systems of law in some countries; susceptibility to loss of protection of patent rights and other intellectual property rights; expatriation laws adversely affecting removal of funds; fluctuations of currency exchange rates; nationalization of property; civil disturbances; war and other disruptions affecting operations. International operations and investments may also be negatively affected by laws and policies of the United States affecting foreign trade, investment and taxation. If any one or more of these events occurs, our revenues from overseas customers could be severely reduced or ended.

Protection provisions in our Amended and Restated Articles of Incorporation may deter a third party from seeking to acquire control of us, which may reduce the market price of our stock.

Our Amended and Restated Articles of Incorporation include provisions that may make it more difficult for a third party to acquire control of our Company. These provisions include grouping of the board of directors into three classes with staggered terms; a requirement that directors may be removed without cause only with the approval of the holders of 66-2/3% of the outstanding voting power of our capital stock; and a requirement that the holders of not less than 66-2/3% of the voting power of our outstanding capital stock approve certain business combinations of the Company with any holder of more than 10% of the voting power or an affiliate of any such holder unless the transaction is either approved by at least a majority of the uninterested and unaffiliated members of the board of directors or unless certain minimum price and procedural requirements are met. We also have a shareholder rights plan that authorizes issuance to existing shareholders of substantial numbers of preferred share rights or shares of common stock in the event a third party seeks to acquire control of a substantial block of our common stock. These provisions could deter a third party from tendering for the purchase of some or all of our stock and could have the effect of entrenching management and reducing the market price of our common stock.

CONTRACTUAL OBLIGATIONS

In addition to the lines of credit and long-term convertible debt previously described, we have entered into various other contractual obligations. The following table lists our significant contractual obligations at March 31, 2005.

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Notes payable to related parties	$192,118	$192,118	$—	$—	$—
Lines of credit	499,218	499,218	—	—	—
Long-term debt	2,772,399	1,376,216	390,018	89,662	916,503
Long-term convertible debt	1,889,685	1,024,685	865,000	—	—
Interest payments on debt	1,176,241	205,895	152,293	126,190	691,863
Operating leases	576,481	157,017	245,970	173,494	—

	$7,106,142	$3,455,149	$1,653,281	$389,346	$1,608,366

We are a guarantor on the $500,000 line of credit with Premier Bank until it matures on November 1, 2005. This guaranty includes any amount of the line of credit for which the 44% shareholders of REN Corporation are responsible to us.

We have entered into various short-term and long-term promissory notes, with monthly principal and interest payments of $89,351, at interest rates of 0% to 9.6%, which are collateralized by certain fixed assets of the Company. The interest rate assumptions used to determine the estimated interest payments were derived from existing loan contracts. For fixed interest loans, we used the fixed rate. For variable interest loans, we used the current rate in effect as of March 31, 2005

We have leased office space under a non-cancelable operating lease, which expires October 31, 2009, with a renewal option for an additional five years. In addition we have entered into various other operating leases, which expire through September 2007.

RENTECH, INC.

In addition to the contractual obligations previously described, we have entered into various other commercial commitments. The following table lists these commitments at March 31, 2005.

	Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Employment agreements	$2,300,633	$905,164	$1,395,469	$—	$—

	$2,300,633	$905,164	$1,395,469	$—	$—

We have entered into various employment agreements with our executive officers that extend to December 31, 2007. These agreements describe annual compensation as well as the compensation that we must pay upon termination of employment.

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

As of the end of the period covered by this report, an evaluation was carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and the Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2005 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no significant changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2005 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

During the six months ended March 31, 2005, we issued options to purchase 145,000 shares of our common stock to employees, consultants and directors. The options were granted for services. The exercise prices were equal to the market value on the dates of the grants.

RENTECH, INC.

The options were offered and sold in private placement transactions made in reliance upon exemptions from registration pursuant to exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933 to accredited investors, as defined in Rule 501 of Regulation D under the Securities Act of 1933.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders was held on March 17, 2005. The results of the meeting were published in Item 8.01 of the Company’s Form 8-K filed with the Securities and Exchange Commission on March 23, 2005. The information required for this Item 4 is incorporated by reference from Item 8.01 of that Form 8-K.

RENTECH, INC.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit Index

3(i)	Amended and Restated Articles of Incorporation dated April 28, 2005.

3(ii)	Bylaws dated November 30, 2004 (incorporated by reference to Exhibit 3(ii) to Annual Report on Form 10-K filed December 9, 2004).

4.1	Shareholder Rights Plan dated January 18, 2005 (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on January 19, 2005).

10.1	Form of Stock Purchase Warrant issued in the 1999 private placement of securities (incorporated by reference to Exhibit 4.2 to Annual Report on Form 10-KSB for the year ended September 30, 1999 filed on January 12, 2000).

10.2	Form of Stock Purchase Warrant issued in the 2002 private placement of securities (incorporated by reference to the exhibits to Form S-3/A Amendment Two to Registration Statement No. 333-85682 filed on October 28, 2002).

10.3	Form of Registration Rights Agreement (incorporated by reference to the exhibits to Form S-3/A Amendment Two to Registration Statement No. 333-85682 filed on October 28, 2002).

10.4	Form of Non-statutory Stock Option Agreement (incorporated by reference to the exhibits to Form S-3/A Amendment Two to Registration Statement No. 333-85682 filed on October 28, 2002).

10.5	Form of Convertible Promissory Note issued under the 2003 private placement of convertible promissory notes (incorporated by reference to the exhibits to Quarterly Report on Form 10-Q dated February 13, 2004).

10.6	Form of Stock Purchase Warrant issued under the 2003 private placement of convertible promissory notes (incorporated by reference to the exhibits to Quarterly Report on Form 10-Q dated February 13, 2004).

10.7	Stock Purchase Warrant with Mitchell Technology Investments dated September 17, 2004 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed September 23, 2004).

10.8	Registration Rights Agreement with Mitchell Technology Investments dated September 17, 2004 (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed September 23, 2004).

10.9	Form of Promissory Note for December 2004 Short-Term Loan (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed December 7, 2004).

10.10	Form of Stock Purchase Warrant for December 2004 Short-Term Loan (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed December 7, 2004).

10.11	Form of Registration Rights Agreement for December 2004 Short-Term Loan (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K filed December 7, 2004).

10.12	Subscription Agreement dated April 8, 2005 for Placement of Preferred Stock (incorporated by reference to exhibits to Current Report on Form 8-K filed April 14, 2005).

RENTECH, INC.

10.13	Form of Stock Purchase Warrant dated April 8, 2005 for Placement of Preferred Stock (incorporated by reference to exhibits to Current Report on Form 8-K filed April 14, 2005)

10.14	Registration Rights Agreement dated April 8, 2005 for Placement of Preferred Stock (incorporated by reference to exhibits to Current Report on Form 8-K filed April 14, 2005).

10.15	License Agreement with Texaco Natural Gas, Inc. dated October 8, 1998 (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-KSB for the year ended September 30, 1998).

10.16	Technical Services Agreement dated June 14, 1999 between Rentech and Texaco Energy Systems, Inc. (incorporated by reference to Exhibit 10.7 to Rentech’s Annual Report on Form 10-K for the year ended September 30, 2001)

10.17	FT Solutions LLC Operating Agreement dated as of June 15, 2004 between Headwaters Technology Innovation Group, Inc. and Rentech, Inc. (incorporated by reference to the exhibits to Current Report on Form 8-K filed August 26, 2004).

10.18	Contribution Agreement dated as of June 15, 2004 Among Headwaters Technology Innovation Group, Inc., Rentech, Inc. and FT Solutions LLC (incorporated by reference to the exhibits to Current Report on Form 8-K filed August 26, 2004).

10.19	Patent and Trademark License Agreement dated June 15, 2004 Between Headwaters Technology Innovation Group, Inc. and FT Solutions LLC (incorporated by reference to the exhibits to Current Report on Form 8-K filed August 26, 2004).

10.20	Patent and Trademark License Agreement dated June 15, 2004 Between Rentech, Inc. and FT Solutions LLC (incorporated by reference to the exhibits to Current Report on Form 8-K filed August 26, 2004).

10.21	Patent and Trademark License Agreement dated as of June 15, 2004 Between FT Solutions LLC and Rentech, Inc. (incorporated by reference to the exhibits to Current Report on Form 8-K filed August 26, 2004).

10.22	Services Agreement Between Headwaters Technology Innovation Group, Inc., Rentech, Inc. and FT Solutions LLC (incorporated by reference to the exhibits to Current Report on Form 8-K filed August 26, 2004).

10.23	Services Contract with Wyoming Business Council dated June 7, 2004 (incorporated by reference to Exhibit No. 10.9 to the Current Report on Form 8-K filed June 7, 2004).

10.24	Technical Services Agreement with Clean Coal Power Resources, Inc. dated October 29, 2003 (incorporated by reference to Exhibit 10.1 to Rentech’s Current Report on Form 8-K dated December 11, 2003).

10.25	Letter of Intent with Pertamina dated October 2, 2001 (incorporated by reference to Exhibit No. 10.12 to Rentech’s Amendment No. Two to Registration Statement No. 333-85682 on Form S-3/A).

10.26	Memorandum of Understanding with GTL Bolivia, S.A. dated June 22, 2001 (incorporated by reference to Exhibit No. 10.14 to Rentech’s Amendment No. Two to Registration Statement No. 333-85682 on Form S-3/A).

10.27	Memorandum of Understanding with Jacobs Engineering U.K. Limited dated January 20, 2004, 1999 (incorporated by reference to exhibits to Current Report on Form 8-K filed January 29, 2004).

RENTECH, INC.

10.28	Memorandum of Understanding dated June 4, 2004 with the Independent State of New Guinea, Niugini Gas & Chemicals Pte Ltd and I&G Venture Capital Co. Ltd (incorporated by reference to Exhibit 99 to Current Report on Form 8-K filed June 30, 2004).

10.29	1990 Stock Option Plan (incorporated by reference to the exhibits to Registration Statement No. 33-37150-D on Form S-18).

10.30	1994 Stock Option Plan (incorporated by reference to the exhibits to Post-Effective Amendment No. 5 to Registration Statement No. 33-37150-D on Form S-18).

10.31	1996 Stock Option Plan (incorporated by reference to the exhibits to Current Report on Form 8-K dated December 18, 1996).

10.32	1998 Stock Option Plan (incorporated by reference to the exhibits to Registration Statement No. 333-95537 on Form S-8).

10.33	2001 Stock Option Plan (incorporated by reference to the exhibits to Annual Report on Form 10-K for the year ended September 30, 2002).

10.34	2003 Stock Option Plan (incorporated by reference to the exhibits to Annual Report on Form 10-K for the year ended September 30, 2002).

10.35	2005 Stock Option Plan (incorporated by reference to the exhibits to Quarterly Report on Form 10-K for the fiscal quarter ended December 31, 2004).

10.36	Employment Contract with executive officer of subsidiary REN Corporation (incorporated by reference from the exhibits to Rentech’s Annual Report on Form 10-K for the year ended September 30, 2001, filed December 28, 2001).

10.37	Employment Agreement with Charles B. Benham (incorporated by reference to Exhibit No. 10.18 to Amendment No. Two to Registration Statement No. 333-85682 on Form S-3/A filed on October 28, 2002).

10.38	Employment Agreement with Mark S. Bohn (incorporated by reference to Exhibit No. 10.19 to Amendment No. Two to Registration Statement No. 333-85682 on Form S-3/A filed on October 28, 2002).

10.39	Employment Agreement with Ronald C. Butz (incorporated by reference to Exhibit No. 10.20 to Amendment No. Two to Registration Statement No. 333-85682 on Form S-3/A filed on October 28, 2002).

10.40	Employment Agreement with Dennis L. Yakobson (incorporated by reference to Exhibit No. 10.22 to Amendment No. Two to Registration Statement No. 333-85682 on Form S-3/A filed on October 28, 2002).

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 15d – 14(a).

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

RENTECH, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RENTECH, INC.

Dated: May 9, 2005	/s/ Dennis L. Yakobson
Dennis L. Yakobson, President and Chief Executive Officer

Dated: May 9, 2005	/s/ Geoffrey S. Flagg
Geoffrey S. Flagg Chief Financial Officer