Form 10-K/A
period 2004-09-30
RENTECH INC /CO/
filed 2005-05-23
CIK 868725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. One

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

OKON’s sales revenue to several of their customers constitutes a significant portion of OKON’s revenues. For the years ended September 30, 2004, 2003, and 2002, one OKON customer, Dunn-Edwards, accounted for approximately 35% of OKON’s total revenue.

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

Revenues provided by our mud logging business segment represented approximately 54%, 42%, and 21%, of our total revenues during the fiscal years ended September 30, 2004, 2003, and 2002, respectively. PML’s revenues from some customers may constitute a significant portion of its revenues. For the years ended September 30, 2004, 2003, and 2002, one customer of PML, Anadarko Petroleum, accounted for 14%, 9%, and 7% of our total revenues, respectively.

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

ITEM 4.	SUBMISS ION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2004.

PART II

ITEM 5.	MARKET F OR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

In addition to the information provided here in Management’s Discussion and Analysis of Financial Condition and Results of Operations, we believe that in order to more fully understand our discussion in this section, you should first read the expanded discussion of our business and the risk factors included in Item 1 – “Business” of this Form 10-K.

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

Petroleum Mud Logging, Inc. Service revenues in the amount of $4,721,788 were derived from contracts for the oil and gas field services in fiscal 2004. Our oil and gas field service revenues for fiscal year 2004 increased by $1,141,340, or 32%, from the service revenues of $3,580,448 in fiscal 2003. The increase in oil and gas field services revenue was due to an increase in demand for our mud logging services as drilling for new natural gas wells has continued to increase in our service market. This resulted in a higher percentage of our 35 mud logging vehicles being under contract in the field in fiscal 2004 as compared to fiscal 2003. For the last month of fiscal year 2004, we averaged 24.5 units per day in the field, compared to 22.6 units per day during the last month of fiscal year 2003. We were also able to increase our billing rates for services as our average daily price increased approximately $50 from the last month of fiscal year 2004 compared with the last month of fiscal year 2003.

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

Costs of sales for oil and gas field services increased to $3,356,371 during fiscal 2004, up from $2,624,377 during fiscal 2003. Of the increase of $731,994, 66% was related to field labor and benefits and field living expenses, while the remainder was made up of supplies and other miscellaneous costs. The increase in costs of sales resulted from the increase in oil and gas field services revenue which occurred due to an increase in demand for our mud logging services as drilling for new natural gas wells has continued to expand in our service market. We averaged 24.5 units per day in the field during the last month of fiscal year 2004, compared to 22.6 units per day during the last month of fiscal year 2003. The increase in the number of units in the field directly led to the increase in field labor and benefits and field living expenses, which makes up the largest percentage of cost of sales.

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

Our gross profit for fiscal 2004 was $2,975,981, as compared to $3,269,347 for fiscal 2003. The decrease of $293,366, or 9% resulted from a combination of the contributions from each of our operating segments. The gross profit contribution of our oil and gas field services segment increased, which was more than offset by decreases for the paint segment, for the industrial automation systems segment and from technical services during fiscal 2004 as compared to fiscal 2003. Gross profit was further decreased by a reduction in contribution during fiscal 2004 from royalty income.

Gross profit for product sales is the gross profit of our paint business segment for sales of stains, sealers and coatings. During fiscal 2004, our gross profit for the paint segment decreased by $25,468, or 2%, to $1,098,751, as compared to fiscal 2003. The decrease in gross profit was due to an overall increase in raw material cost that could not be recovered with price increases.

Gross profit for oil and gas field services increased to $1,365,417 during fiscal 2004, up from $956,071 during fiscal 2003. The increase of $409,346 was due to increases in our number of units in service combined with our increase in billing rates.

Gross profit for the industrial automation systems segment were $206,729 during fiscal 2004 as compared to $589,139 during fiscal 2003. The decrease in gross profit of $382,410 during fiscal 2004 was directly related to the decrease of 56% in revenues from this segment as compared to fiscal 2003. The decrease in revenue occurred because we did not obtain as many contracts as before for manufacture of systems.

Gross profit for technical services were $187,871 during fiscal 2004, down from $386,013 during fiscal year 2003, a decrease of $198,142. Gross profit was down in fiscal year 2004 as the majority of revenue was derived from feasibility studies, which do not generate significant profit margins.

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

Loss From Operations

	For the Years Ended September 30,
	2004	2003
Loss from operations:
Product sales	$(95,560)	$(218,967)

Oil and gas field services	606,842	216,548
Industrial automation systems	(427,235)	(317,762)
Technical services	(5,518,242)	(6,186,727)
Rental income	117,213	113,905

Total service loss from operations	(5,221,422)	(6,174,036)
Royalty income	—	100,000

Total loss from operations	$(5,316,982)	$(6,293,003)

Loss from operations during fiscal 2004 decreased by $976,020 to a loss of $5,316,982. This compares to a loss of $6,293,002 during fiscal 2003. The decreased loss resulted from a decrease in total operating expenses of $1,269,386 during fiscal 2004 in addition to a decrease in gross profit of $293,366.

Loss from operations for product sales is the loss from operations of our paint business segment for sales of stains, sealers and coatings. During fiscal 2004, our loss from operations for the paint segment decreased by $123,407, or 56%, to $95,560, as compared to fiscal 2003. The decrease in loss from operations was due to a decrease of $148,875 in operating expenses.

Income from operations for oil and gas field services increased to $606,842 during fiscal 2004, up from $390,294 during fiscal 2003. The increase of $216,548 was due to increases in our number of units in service combined with our increase in billing rates.

Loss from operations for the industrial automation systems segment were $427,235 during fiscal 2004 as compared to $317,762 during fiscal 2003. The increase in loss from operations of $109,473 during fiscal 2004 was directly related to the decrease of 56% in revenues from this segment as compared to fiscal 2003. The decrease in revenue occurred because we did not obtain as many contracts as before for manufacture of systems.

Loss from operations for technical services were $5,518,242 during fiscal 2004, down from $6,186,727 during fiscal 2003, a decrease of $668,485. Loss from operations was down in fiscal year 2004 as we were able to reduce our operating expenses by $860,508.

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

Net Loss Applicable to Common Stockholders

	For the Years Ended September 30,
	2004	2003
Net loss applicable to common stockholders:
Product sales	$(109,832)	$(219,085)

Oil and gas field services	594,758	213,900
Industrial automation systems	(608,303)	(504,000)
Technical services	(7,204,529)	(9,240,125)
Rental services	117,213	113,905

Total service net loss applicable to common stockholders	(7,100,861)	(9,416,320)
Royalty income	—	100,000

Net loss applicable to Common stockholders	$(7,210,693)	$(9,535,405)

The loss applicable to common stock was $7,210,693 or $0.08 per share during fiscal 2004 and $9,535,405 or $0.13 per share during fiscal 2003. The decrease of $2,324,712 resulted from a decrease in loss from operations of $976,020, a decrease in total other expenses of $1,336,864, and an increase in minority interest in subsidiary’s net loss of $11,828.

Net loss applicable to common stock for product sales is the net loss of our paint business segment for sales of stains, sealers and coatings. During fiscal 2004, our net loss applicable to common stock for the paint segment decreased by $109,253, or 50%, to $109,832, as compared to fiscal 2003. The decrease in net loss applicable to common stock was due to a decrease of $123,407 in loss from operations, partially offset by a decrease in gross profit of $25,468.

Net income applicable to common stock for oil and gas field services increased to $594,758 during fiscal 2004, up from $213,900 during fiscal 2003. The increase of $380,858 was due to increases in our number of units in service combined with our increase in billing rates.

Net loss applicable to common stock for the industrial automation systems segment was $338,465 during fiscal 2004 as compared to $504,000 during fiscal 2003. The decrease in net loss applicable to common stock of $165,535 during fiscal 2004 was primarily related to the $134,919 minority interest excess loss that was charged to the majority interest.

Net loss applicable to common stock for technical services were $7,087,316 during fiscal 2004, down from $9,026,220 during fiscal 2003, a decrease of $1,938,904. Net loss applicable to common stock was down in fiscal year 2004 due to a decrease in other expense of $1,367,111 and a decrease in operating expenses of $860,508.

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

Service revenues in the amount of $3,580,448 were derived from contracts for the oil and gas field services provided by our subsidiary Petroleum Mud Logging, Inc. in fiscal 2003. Our oil and gas field service revenues for fiscal year 2003 increased by $1,558,491, or 77%, from the service revenues of $2,021,957 in fiscal 2002. The increase in oil and gas field services revenue was due to an increase in demand for our mud logging services as drilling for new natural gas wells continued to increase in our service market. This resulted from a higher percentage of our 35 mud logging vehicles being under contract in the field in fiscal 2003 as compared to fiscal 2002. For the last month of fiscal year 2003, we averaged 22.6 units per day in the field, compared to 12.6 units per day during the last month of fiscal year 2002. We were also able to increase our billing rates for services as our average daily price increased approximately $56 from the last month of fiscal year 2003 compared with the last month of fiscal year 2002.

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

Costs of sales for oil and gas field services increased to $2,624,377 during fiscal 2003, up from $1,665,895 during fiscal 2002. Of the increase of $958,482, 84% was related to field labor and benefits and field living expenses, while the remainder was made up of supplies and other such miscellaneous costs. The increase in costs of sales resulted from the additional contract work we performed to meet the increased demand for our mud logging services as drilling for new natural gas wells has continued to increase in our service market. We averaged 22.6 units per day in the field during the last month of fiscal year 2003, compared to 12.6 units per day during the last month of fiscal year 2002. The increase in the number of units in the field directly led to the increase in field labor and benefits and field living expenses, which makes up the largest percentage of cost of sales.

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

Gross profit for product sales is the gross profit of our paint business segment for sales of stains, sealers and coatings. During fiscal 2003, our gross profit for the paint segment increased by $129,042, or 13%, to $1,124,219, as compared to fiscal 2002. The increase in gross profit was directly related to the increase in revenue. Gross profit as a percentage of revenues remained consistent at 52% for both fiscal year 2003 and 2002.

Gross profit for oil and gas field services increased to $956,071 during fiscal 2003, up from $356,062 during fiscal 2002. The increase of $600,009 was directly related to our 77% increase in revenues from fiscal year 2002 to fiscal year 2003.

Gross profit for the industrial automation systems segment were $589,139 during fiscal 2003 as compared to $756,955 during fiscal 2002. The decrease in gross profit of $167,816 during fiscal 2003 was directly related to the decrease of 37% in revenues from this segment as compared to fiscal 2002. The decrease in revenue occurred because we did not obtain as many contracts as before for manufacture of systems.

Gross profit for technical services were $386,013 during fiscal 2003, down from $1,762,661 during fiscal year 2002, a decrease of $1,376,648. Gross profit was down in fiscal year 2003 as compared to fiscal year 2002 due to our 70% decrease in revenues, which was mainly attributed to the decrease in work with Texaco during fiscal year 2003.

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

Loss From Operations

	For the Years Ended September 30,
	2003	2002
Loss from operations:
Product sales	$(218,967)	$(191,485)

Oil and gas field services	216,548	(223,121)
Industrial automation systems	(317,762)	(220,652)
Technical services	(6,186,727)	(4,582,539)
Rental income	113,905	115,237

Total service loss from operations	(6,174,036)	(4,911,075)
Royalty income	100,000	240,000

Total loss from operations	$(6,293,003)	$(4,862,560)

Loss from operations during fiscal 2003 increased by $1,430,442 to a loss of $6,293,002, as compared to a loss of $4,862,560 during fiscal 2002. The increased loss compared to the prior year resulted from an increase in total operating expenses of $601,697 during fiscal 2003 in addition to a decrease in gross profit of $828,745.

Loss from operations for product sales is the loss from operations of our paint business segment for sales of stains, sealers and coatings. During fiscal 2003, our loss from operations for the paint segment increased by $27,482, or 14%, to $218,967, as compared to fiscal 2002. The increase in loss from operations was due to a decrease of $156,524 in operating expenses, which was partially offset by an increase in gross profit of $129,042.

Income from operations for oil and gas field services increased to a gain of $216,548 during fiscal 2003, up from a loss of $223,121 during fiscal 2002. The increase of $439,669 was due to increases in our number of units in service combined with our increase in billing rates.

Loss from operations for the industrial automation systems segment were $317,762 during fiscal 2003 as compared to $220,652 during fiscal 2002. The increase in loss from operations of $97,110 during fiscal 2003 was directly related to the decrease of 37% in revenues from this segment as compared to fiscal 2002. The decrease in revenue occurred because we did not obtain as many contracts as before for manufacture of systems.

Loss from operations for technical services were $6,186,727 during fiscal 2003, up from $4,582,539 during fiscal 2002, an increase of $1,604,188. Loss from operations was up in fiscal year 2003 primarily due to our decrease in gross profit of $1,376,648.

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

Net Loss

	For the Years Ended September 30,
	2003	2002
Net loss:
Product sales	$(219,085)	$(190,937)

Oil and gas field services	213,900	(223,389)
Industrial automation systems	(504,000)	(202,259)
Technical services	(9,240,125)	(5,071,266)
Rental services	113,905	115,237

Total service net loss	(9,416,320)	(5,381,677)
Royalty income	100,000	240,000

Net loss	$(9,535,405)	$(5,332,614)

For the year ended September 30, 2003, we experienced a net loss of $9,535,405 compared to a net loss of $5,332,613 during the year ended September 30, 2002. The increase of $4,202,792 resulted from an increase in loss from operations of $1,430,442, an increase in total other expenses of $2,901,870, and an increase in minority interest in subsidiary’s net loss of $129,520.

Net loss for product sales is the net loss of our paint business segment for sales of stains, sealers and coatings. During fiscal 2003, our net loss for the paint segment increased by $28,148, or 15%, to $219,085, as compared to fiscal 2002. The increase in net loss was due to a decrease of $156,524 in operating expenses, which was partially offset by an increase in gross profit of $129,042.

Net income for oil and gas field services increased to net income of $213,900 during fiscal 2003, up from a net loss of $223,389 during fiscal 2002. The increase of $437,289 was due to increases in our number of units in service combined with our increase in billing rates.

Net loss for the industrial automation systems segment was $504,000 during fiscal 2003 as compared to $202,259 during fiscal 2002. The increase in net loss of $301,741 during fiscal 2003 was directly related to the decrease of 37% in revenues from this segment as compared to fiscal 2002. The decrease in revenue occurred because we did not obtain as many contracts as before for manufacture of systems.

Net loss for technical services were $9,240,125 during fiscal 2003, up from $5,071,266 during fiscal 2002, an increase of $4,168,859. Net loss was up in fiscal year 2003 primarily due to our decrease in gross profit of $1,376,648 and the following three non-recurring adjustments resulting in $2,735,017 of expense: During the fourth quarter of fiscal 2003, we recorded an impairment of investment in advanced technologies of $1,879,107. During the fourth quarter of fiscal 2003, we reserved against the $580,657 note receivable from related party as we determined that it is doubtful the 44% shareholders of REN Corporation have the ability to repay the note. Also in the fourth quarter of fiscal year 2003, we determined that the goodwill recorded in connection with the acquisition of REN was impaired. REN’s customer backlog as of September was not sufficient to support the realization of goodwill. As a result, we wrote-off the $275,253 balance of goodwill related to REN.

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

The primary source of our liquidity has been equity capital contributions and debt financing. We added an additional source of liquidity in March 1997 through the purchase of OKON, Inc., which conducts our paint business segment. We have received royalties from granting Texaco Energy Systems LLC (Texaco), now a division of ChevronTexaco Corporation, a license for use of the Rentech Process in October 1998. We also received service revenues from Texaco for technical services relating to the Rentech Process, from April 1999 to March 2003. This work was undertaken to integrate the Texaco gasification technology with our Rentech Process. We added another source of liquidity with the purchase in June 1999 of the assets that we operate through Petroleum Mud Logging, Inc. as our oil and gas field services segment. We added another source of liquidity with the purchase in August 2001 of 56% of REN Corporation, which manufactures complex microprocessor controlled industrial automation systems. Our 50 percent interest in the assets of the mothballed Sand Creek methanol plant is available for sale. We are also discussing the sale of OKON, Inc. with a potential purchaser. If the sale of OKON, Inc. were to occur, this would have a positive impact on our liquidity, as OKON has provided negative cash flows over the past three years.

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

We anticipate we may need, but have not made commitments for, substantial amounts of new capital for projects, operating expenses, efforts to commercialize the Rentech Process, to purchase property and equipment, and to continue significant research and development programs for the GTL projects we are considering. We expect to undertake these types of expenditures in efforts to commercialize the technology in one or more additional plants in which we may acquire full or part ownership. Even if we succeed in obtaining construction loans secured by such projects, we expect to need significant amounts of capital in unknown amounts as our required share of the total investment in these potential projects.

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

Contractual Obligations	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Notes payable to related parties	$185,166	$185,166	$—	$—	$—
Lines of credit	1,642,605	1,642,605	—	—	—
Long-term debt	1,180,377	100,879	96,302	54,645	928,551
Long-term convertible debt	1,712,943	55,733	1,657,210	—	—
Operating leases	926,050	224,082	348,823	342,533	10,612
Interest payments on debt	1,592,593	473,133	268,141	129,103	722,216
Purchase obligations	387,821	387,821	—	—	—

	$7,627,555	$3,069,419	$2,370,476	$526,281	$1,661,379

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

The increased net loss of $4,942,485 in the fourth quarter of fiscal year 2003 was due to the following three non-recurring adjustments resulting in $2,735,017 of expense: During the fourth quarter of fiscal 2003, we recorded an impairment of investment in advanced technologies of $1,879,107. During the fourth quarter of fiscal 2003, we reserved against the $580,657 note receivable from related party as we determined it is doubtful that the 44% shareholders of REN Corporation have the ability to repay the note. Also in the fourth quarter of fiscal year 2003, we determined that the goodwill recorded in connection with the acquisition of REN was impaired. REN’s customer backlog as of September was not sufficient to support the realization of goodwill. As a result, we wrote-off the $275,253 balance of goodwill related to REN.

The financial statements identified in Item 15 are filed as part of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have not had a change of independent auditors during our two most recent fiscal years or subsequent interim period.

ITEM 9A.	CONTROLS AND PROCEDUR ES

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

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

IT EM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

IT EM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in the section captioned “Executive Compensation” of our definitive Proxy Statement for the fiscal year ended September 30, 2004 which we will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

ITEM 12.	SECURITY O WNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to this item is incorporated herein by reference from the section entitled “Security Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement for the fiscal year ended September 30, 2004 which we will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

ITEM 13.	CERT AIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to this item is incorporated herein by reference from the section entitled “Certain Relationships and Related Transactions” in our definitive Proxy Statement for the fiscal year ended September 30, 2004 which we will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVIC ES

The information required by this item is included under the caption “Principal Accountant Fees and Services” in our definitive Proxy for the fiscal year ended September 30, 2004 which we will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDU LES

(a)	Financial Statements. See Index to Financial Statements and Schedule at page F-1.

(b)	Exhibits Required by Item 601 of Regulation S-K. See Index to Exhibits.

(c)	Financial Statement Schedules. See Index to Financial Statements and Schedules at page F-1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RENTECH, INC.

/s/ Dennis L. Yakobson
Date: May 23, 2005	Dennis L. Yakobson, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Dennis L. Yakobson
Date: May 23, 2005	Dennis L. Yakobson, President, Chief Executive Officer and Director

/s/ Ronald C. Butz
Date: May 23, 2005	Ronald C. Butz, Chief Operating Officer, Vice President, Secretary and Director

/s/ Geoffrey S. Flagg
Date: May 23, 2005	Geoffrey S. Flagg, Chief Financial Officer

/s/ Thomas L. Bury
Date: May 23, 2005	Thomas L. Bury, Director

/s/ Erich W. Tiepel
Date: May 23, 2005	Erich W. Tiepel, Director

EXHIBIT INDEX

3(i)	Amended and Restated Articles of Incorporation, dated April 28, 2005 (incorporated by reference to Exhibit 3(i) to Quarterly Report on Form 10-Q filed May 9, 2005)

3(ii)	Bylaws dated November 30, 2004 (incorporated by reference to Exhibit 3(ii) to Annual Report on Form 10-K for the year ended September 30, 2004, filed December 9, 2004).

4.1	Shareholder Rights Plan dated November 10, 1998 (incorporated by reference to the exhibits to Rentech’s Current Report on Form 8-K filed on November 19, 1998).

4.2	Form of Stock Purchase Warrant issued to investors in the 1999 private placement of securities (incorporated by reference to Exhibit No. 4.2 to Annual Report on Form 10-KSB for the year end September 30, 1999 filed January 12, 2000).

4.3	Form of Convertible Promissory Note issued under the 2002 private placement of convertible promissory notes (incorporated by reference to the exhibits to Form S-3/A Amendment Two to Registration Statement No. 333-85682 filed October 28, 2002).

4.4	Form of Stock Purchase Warrant issued in the 2002 private placement of securities (incorporated by reference to the exhibits to Form S-3/A Amendment Two to Registration Statement No. 333-85682 filed October 28, 2002).

4.5	Form of Registration Rights Agreement (incorporated by reference to the exhibits to Form S-3/A Amendment Two to Registration Statement No. 333-85682 filed October 28, 2002).

4.6	Form of Non-statutory Stock Option Agreement (incorporated by reference to the exhibits to Form S-3/A Amendment Two to Registration Statement No. 333-85682 filed October 28, 2002).

4.7	Form of Convertible Promissory Note issued under the 2003 private placement of convertible promissory notes (incorporated by reference to the exhibits to Quarterly Report on Form 10-Q dated February 13, 2004).

4.8	Form of Stock Purchase Warrant issued under the 2003 private placement of convertible promissory notes (incorporated by reference to the exhibits to Quarterly Report on Form 10-Q dated February 13, 2004).

4.9	Senior Secured Note dated September 17, 2004 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed September 23, 2004).

4.10	Stock Purchase Warrant dated September 17, 2004 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed September 23, 2004).

4.11	Registration Rights Agreement dated September 17, 2004 (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed September 23, 2004).

10.2	1994 Stock Option Plan (incorporated by reference to the exhibits to Post-Effective Amendment No. 5 to Rentech’s Registration Statement No. 33-37150-D Form S-18 on Form SB-2).

10.3	1996 Stock Option Plan (incorporated by reference to the exhibits to Rentech’s Current Report on Form 8-K dated December 18, 1996).

10.4	1998 Stock Option Plan (incorporated by reference to the exhibits to Rentech’s Registration Statement No. 333-95537 on Form S-8).

10.5	2001 Stock Option Plan (incorporated by reference to the exhibits to Rentech’s Annual Report on Form 10-K for the year ended September 30, 2002).

10.6	2003 Stock Option Plan (incorporated by reference to the exhibits to Rentech’s Annual Report on Form 10-K for the year ended September 30, 2002).

10.7	Employment Contract with executive officer of subsidiary REN Corporation (incorporated by reference to Exhibit 10.6 to Rentech’s Annual Report on Form 10-K for the year ended September 30, 2001).

10.8	License Agreement with Texaco Natural Gas, Inc. dated October 8, 1998 (incorporated by reference to Exhibit 10.10 to Rentech’s Annual Report on Form 10-KSB for the year ended September 30, 1998).

10.9	Technical Services Agreement dated June 14, 1999 between Rentech and Texaco Energy Systems, Inc. (incorporated by reference to Exhibit 10.7 to Rentech’s Annual Report on Form 10-K for the year ended September 30, 2001)

10.10	FT Solutions LLC Operating Agreement dated as of June 15, 2004 between Headwaters Technology Innovation Group, Inc. and Rentech, Inc. (incorporated by reference to the exhibits to Current Report on Form 8-K filed August 26, 2004).

10.11	Contribution Agreement dated as of June 15, 2004 Among Headwaters Technology Innovation Group, Inc., Rentech, Inc. and FT Solutions LLC (incorporated by reference to the exhibits to Current Report on Form 8-K filed August 26, 2004).

10.12	Patent and Trademark License Agreement dated June 15, 2004 Between Headwaters Technology Innovation Group, Inc. and FT Solutions LLC (incorporated by reference to the exhibits to Current Report on Form 8-K filed August 26, 2004).

10.13	Patent and Trademark License Agreement dated June 15, 2004 Between Rentech, Inc. and FT Solutions LLC (incorporated by reference to the exhibits to Current Report on Form 8-K filed August 26, 2004).

10.14	Patent and Trademark License Agreement dated as of June 15, 2004 Between FT Solutions LLC and Rentech, Inc. (incorporated by reference to the exhibits to Current Report on Form 8-K filed August 26, 2004).

10.15	Services Agreement Between Headwaters Technology Innovation Group, Inc., Rentech, Inc. and FT Solutions LLC (incorporated by reference to the exhibits to Current Report on Form 8-K filed August 26, 2004).

10.16	Services Contract with Wyoming Business Council dated June 7, 2004 (incorporated by reference to Exhibit No. 10.9 to the Current Report on Form 8-K filed June 7, 2004.

10.17	Technical Services Agreement with Clean Coal Power Resources, Inc. dated October 29, 2003 (incorporated by reference to Exhibit 10.1 to Rentech’s Current Report on Form 8-K dated December 11, 2003).

10.18	Letter of Intent with Pertamina dated October 2, 2001 (incorporated by reference to Exhibit No. 10.12 to Rentech’s Amendment No. Two to Registration Statement No. 333-85682 on Form S-3/A).

10.19	Memorandum of Understanding with GTL Bolivia, S.A. dated June 22, 2001 (incorporated by reference to Exhibit No. 10.14 to Rentech’s Amendment No. Two to Registration Statement No. 333-85682 on Form S-3/A).

10.20	Memorandum of Understanding with Jacobs Engineering U.K. Limited dated January 20, 2004, 1999 (incorporated by reference to exhibits to Current Report on Form 8-K filed January 29, 2004).

10.21	Memorandum of Understanding dated June 4, 2004 with the Independent State of New Guinea, Niugini Gas & Chemicals Pte Ltd and I&G Venture Capital Co. Ltd (incorporated by reference to Exhibit 99 to Current Report on Form 8-K filed June 30, 2004).

10.23	Employment Agreement with Charles B. Benham (incorporated by reference to Exhibit No. 10.18 to Rentech’s Amendment No. Two to Registration Statement No. 333-85682 on Form S-3/A).

10.24	Employment Agreement with Mark S. Bohn (incorporated by reference to Exhibit No. 10.19 to Rentech’s Amendment No. Two to Registration Statement No. 333-85682 on Form S-3/A).

10.25	Employment Agreement with Ronald C. Butz (incorporated by reference to Exhibit No. 10.20 to Rentech’s Amendment No. Two to Registration Statement No. 333-85682 on Form S-3/A).

10.26	Employment Agreement with Dennis L. Yakobson (incorporated by reference to Exhibit No. 10.22 to Rentech’s Amendment No. Two to Registration Statement No. 333-85682 on Form S-3/A).

14	Code of Ethics

21	Subsidiaries of Rentech, Inc.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of President and Chief Executive Officer Pursuant to Rule 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a).

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience, and other currently available evidence. The Company reviews its allowance for doubtful accounts quarterly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

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

Technology Rights

Technology rights are recorded at cost and are being amortized on a straight-line method over a ten-year estimated life. The technology rights represent certain rights and interest in Rentech’s licensed technology that were repurchased by Rentech in November 1997 from a company for consideration consisting of 200,000 shares of common stock and 200,000 warrants, which were valued at $287,746.

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

RENTECH, INC.

Notes to Consolidated Financial Statements

Note 1 - Description of Business and Summary of Significant Accounting Policies (continued)

Revenue Recognition

For all of our operating segments, revenue is only recognized when that there are no uncertainties regarding customer acceptance; persuasive evidence of an agreement exists documenting the specific terms of the transaction; the sales price is fixed or determinable; and collectibility is reasonably assured. Management assesses the business environment, the customer’s financial condition, historical collection experience, accounts receivable aging and customer disputes to determine whether collectibility is reasonably assured. If collectibility is not considered reasonably assured at the time of sale, the Company does not recognize revenue until collection occurs.

Sales of water-based stains sealers and coatings are recognized when the goods are shipped to the customers, as all goods are shipped FOB shipping point.

Revenues from oil and gas field services are recognized at the completion of the service or at the end of each month for longer-term projects based upon services provided during that month. Revenues are based upon the number of days worked on a well multiplied by the agreed upon daily rate. For jobs that are completed within the same month, revenue is recognized in that month. For jobs that take place over two or more months, revenue is recognized based on the number of days worked in that month.

Laboratory technical services revenues are recognized as the services are provided. Revenues from feasibility studies are recognized based on the percentage-of-completion method of accounting and per the terms of the contract. The percentage-of-completion method of accounting is discussed below in the section titled Accounting for Fixed Price Contracts.

Revenue from the manufacture of industrial automation systems is recognized based upon the percentage-of-completion method of accounting and per the terms of customer contracts. The percentage-of-completion method of accounting is discussed below in the section titled Accounting for Fixed Price Contracts.

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

Net Loss Per Common Share (continued)

common stock of 4,185,137, 6,408,114 and 4,448,680 and total convertible notes payable to related parties which is convertible into shares common stock of $393,009, $559,720 and $0 in fiscal 2004, 2003 and 2002 were not included in the computation of diluted loss per share because their effect was anti-dilutive.

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

Note 4 – Investment in Advanced Technology Companies

On May 29, 1998, the Company acquired a 10% ownership in INICA, Inc. for $3,079,107. During the fourth quarter of fiscal 2003, the Company exchanged its 10% ownership in INICA for a 2.28% ownership in the common stock of Global Solar Energy, Inc. (“GSE”) and a 5.76% ownership in the common stock of Infinite Power Solutions, Inc. (“IPS”). GSE manufactures and markets flexible photovoltaic (PV) modules, while IPS is developing micro-miniature thin-film rechargeable batteries. As of September 30, 2003, the Company assessed the value of its minority ownership interests in GSE and IPS based upon currently available information. We used the most recent equity transaction to establish a per share price for our shares in GSE. We used that most recent equity transaction as a baseline and then added a 25% premium for future upside potential. Our 410,400 shares were valued at $750,000. We used the most recent equity transaction to establish a per share price for our shares in IPS. We used that most recent equity transaction as a baseline and then added a 25% premium for future upside potential. Our 375,840 shares were valued at $450,000. As a result of that assessment, the Company recorded an impairment of investment of approximately $1,900,000, reducing the net realizable value of the investment to $1,200,000. As of September 30, 2004, the Company completed an assessment of the value of its minority ownership interests in GSE and IPS based upon currently available information. No additional equity transactions have occurred since the prior calculation was completed. The existing debt of GSE is convertible, but it is not expected to convert at less than the value of the most recent equity transaction. As a result of the significant difference between previously projected revenues and cash flow for fiscal 2004 and current projections, as well as the revised projections for fiscal 2005, management concluded that the premium added to the value of the stock was impaired. Therefore, we reduced our valuation of our GSE shares to value of the most recent equity transaction, or $611,500. Due to the fact that IPS has only enough cash to get through December 2004 and that it has not yet reached the point of signing a memorandum of understanding or a letter of intent with any potential new partners, management concluded that Rentech’s investment in IPS has suffered an impairment. As there are no definitive agreements that would lead us to believe that IPS will continue its operations into 2005, we concluded that the investment is fully impaired and we wrote our investment down to $0. As a result of that assessment, the Company recorded an impairment of investment of $588,500 and the investment in the two Advanced Technology Companies is recorded at the estimated net realizable value of $611,500. The assessment that the Company performed was based upon estimates. The actual value that is realized from these investments may be more or less than $611,500. The Company will recognize gains or losses on these investments, if any, when realized.

RENTECH, INC.

Notes to Consolidated Financial Statements

Note 5 – Investment in Sand Creek

On January 7, 2000, the Company and Republic Financial Corporation (“Republic”) through Sand Creek Energy, LLC (SCE) purchased the “Sand Creek” methanol facility and all the supporting infrastructure, buildings and the underlying 17-acre site. The Company and Republic do not expect to use the Sand Creek plant for commercial production of liquid hydrocarbons. Instead, the Company plans to sell some or all of the assets of SCE.

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

March 1, 2004 to September 1, 2007, at which time all unpaid principal and interest is due. The line of credit bears interest at the Bank of Denver Base Rate plus 0.5% (6.75% at September 30, 2004), and interest is accrued and payable monthly through October 1, 2004, at which time the line of credit will convert to an installment loan, and the remaining balance will be amortized over 36 months beginning October 1, 2004. The line of credit is collateralized by all inventory, accounts receivable and equipment of Rentech. In addition, the line of credit is secured by a mortgage against the building in which our research and development laboratory resides, and 1,304,000 shares of the Company’s common stock consisting of shares owned by five officers of the Company. The balance of this line of credit at September 30, 2004 was $500,000.

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

Preferred Stock (continued)

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

During fiscal 2004, the Company issued warrants to a lender and a consultant to purchase 1,300,000 shares of the Company’s common stock. The warrants were related to a bridge loan. The warrants were valued using the Black-Scholes option-pricing model, which resulted in an offering costs of $511,962 recorded as debt issue costs.

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

Retirement Plans

On January 1, 1998, the Company established a 401(k) plan. Employees who are at least 21 years of age are eligible to participate in the plan and share in the employer matching contribution. The employer is currently matching 75% of the first 6% of the participant’s salary deferrals. All participants who have completed 1,000 hours of service and who are employed on the last day of the plan year are eligible to share in the non-matching employer contributions. Employer matching and non-matching contributions vest immediately in years in which the plan is not top heavy. During years in which the plan is top heavy, employer matching and non-matching contributions vest 100% after three years of service. The Company contributed $143,963, $163,651 and $134,094 to the plan for the years ended September 30, 2004, 2003, and 2002.

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

RENTECH, INC

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

RENTECH, INC

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

RENTECH, INC

Notes to Consolidated Financial Statements

Not e 15 – Income Taxes (continued)

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

RENTECH, INC

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

RENTECH, INC

Notes to Consolidated Financial Statements

Note 16 – Segment Information (continued)

	For the Years Ended September 30,
	2004	2003	2002
Investment in equity method investees
Alternative fuels	$(89,436)	$(15,070)	$(5,864)

Total assets
Alternative fuels	$4,756,355	$5,590,559	$9,672,083
Paints	1,415,609	1,613,634	1,471,671
Oil and gas field services	2,363,017	2,298,340	1,954,789
Industrial automation systems	844,307	1,684,581	3,064,685

	$9,379,288	$11,187,114	$16,163,228

Revenues from external customers are shown below for groups of similar products and services:

	For the Years Ended September 30,
	2004	2003	2002
Revenues
Technical services	$235,306	$701,658	$2,354,550
Royalties	—	100,000	240,000
Feasibility studies	631,973	—	—
Rental income	117,213	113,905	115,237
Sale of water-based stains, sealers and coatings	2,265,567	2,161,138	1,927,854
Mud logging services	4,721,788	3,580,448	2,021,957
Industrial automation systems sales	801,270	1,819,852	2,900,737

	$8,773,117	$8,477,001	$9,560,335

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

RENTECH, INC

Notes to Consolidated Financial Statements

Note 18 – Valuation and Qualifying Accounts

	Balance at Beginning of Period	Charged to Expense	Deductions and Write-Offs	Balance at End of Period
Year Ended September 30, 2004
Allowance for doubtful accounts	$17,500	$125,755	$—	$143,255
Deferred tax valuation account	$13,476,000	$2,421,000	$—	$15,897,000
Year Ended September 30, 2003
Allowance for doubtful accounts	$12,000	$44,979	$—	$17,500
Deferred tax valuation account	$10,543,000	$2,933,000	$—	$13,476,000
Reserve for note receivable	$580,657	$580,657	$—	$—
Year Ended September 30, 2002
Allowance for doubtful accounts	$7,325	$191,779	$—	$12,000
Deferred tax valuation account	$9,018,000	$1,525,000	$—	$10,543,000

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