Form 10-Q/A
period 2004-12-31
RENTECH INC /CO/
filed 2005-05-23
CIK 868725

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. One

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

Form 10-Q/A

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

RENTECH, INC.

Consolidated Statement of Stockholders’ Equity

(Unaudited)

	Convertible Preferred Stock
	Series A		Series B		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, September 30, 2004 (audited)	—	$—	—	$—	89,708,509	$897,085	$49,790,518	$(47,649,739)	$3,037,864
Common stock issued for options and warrants exercised	—	—	—	—	490,408	4,904	405,254	—	410,158
Common stock issued for conversion of convertible notes	—	—	—	—	1,819,945	18,199	891,773	—	909,972
Stock options granted for stand-still agreement	—	—	—	—	—	—	178,766	—	178,766
Warrants issued in conjunction with bridge loans					—	—	641,566	—	641,566
Common stock issued for services	—	—	—	—	6,579	66	9,693	—	9,759
Net loss for the three months ended December 31, 2004	—	—	—	—	—	—	—	(2,251,565)	(2,251,565)

Balance, December 31, 2004	—	$—	—	$—	92,025,441	$920,254	$51,917,570	$(49,901,304)	$2,936,520

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

Stock Option Plans

The Company applies Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees”, and related interpretations in accounting for all stock option plans. Under APB Opinion 25, compensation cost is recognized for stock options issued to employees when the exercise price of the Company’s stock options granted is less than the market price

10

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

RENTECH, INC.

Notes to Consolidated Financial Statements

December 31, 2004 (Unaudited)

Note 4 – Investment in Advanced Technology Companies

On May 29, 1998, the Company acquired a 10% ownership in INICA, Inc. for $3,079,107. During the fourth quarter of fiscal 2003, the Company exchanged its 10% ownership in INICA for a 2.28% ownership in the common stock of Global Solar Energy, Inc. (“GSE”) and a 5.76% ownership in the common stock of Infinite Power Solutions, Inc. (“IPS”). GSE manufactures and markets flexible photovoltaic (PV) modules, while IPS is developing micro-miniature thin-film rechargeable batteries. As of September 30, 2004, the Company completed an assessment of the value of its minority ownership interests in GSE and IPS based upon currently available information. We used the most recent equity transaction to establish a per share price for our shares in GSE. The existing debt of GSE is convertible, but it is not expected to convert at less than the value of the most recent equity transaction. As a result of the significant difference between previously projected revenues and cash flow for fiscal 2004 and current projections, as well as the revised projections for fiscal 2005, management concluded that our investment in the stock was impaired. Therefore, we reduced our valuation of our GSE shares to the value of the most recent equity transaction, or $611,500. Due to the fact that IPS has only enough cash to get through December 2004 and that it has not yet reached the point of signing a memorandum of understanding or a letter of intent with any potential new partners, management concluded that Rentech’s investment in IPS has suffered an impairment. As there are no definitive agreements that would lead us to believe that IPS will continue its operations into 2005, we concluded that the investment is fully impaired and we wrote our investment down to $0. As a result of that assessment, the Company recorded an impairment of investment of $588,500 and the investment in the two advanced technology companies was recorded at the estimated net realizable value of $611,500. The assessment that the Company performed was based upon estimates. The actual value that is realized from these investments may be more or less than $611,500. The Company will recognize gains or losses on these investments, if any, when realized. As of December 31, 2004, the Company reassessed the value of its minority ownership interests and determined no further impairment was necessary.

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

Under date of November 19, 2004, the Company issued two unsecured promissory notes totaling $1,000,000. In connection with the promissory notes, the Company issued stock purchase warrants for the purchase of 877,192 shares of common stock and

RENTECH, INC.

Notes to Consolidated Financial Statements

December 31, 2004 (Unaudited)

Note 5 – Debt (continued)

entered into Registration Rights Agreements providing for the registration of the shares of common stock underlying the warrants. The promissory notes mature November 18, 2005, and bear annual interest of 8.5% with principal and interest payable on November 18, 2005. The warrants have an exercise price of $1.14 per share of common stock, and may be exercised for three years ending on November 18, 2007. The warrants were valued using the Black-Scholes option-pricing model, which resulted in debt issuance charges of $339,005. In the event of default on the promissory notes, the Company is required to issue similar warrants to the investor on the same terms as the original warrants for the purchase 109,649 additional shares of its common stock at $1.14 per share, and to allow the conversion of the unpaid balances of the notes into common stock at the rate of $1.14 per share. As of December 31, 2004, the balance of the promissory notes, including principal and interest, was $703,730, which is shown net of unamortized debt issuance costs of $299,996.

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

RENTECH, INC.

Notes to Consolidated Financial Statements

December 31, 2004 (Unaudited)

Note 10 – Segment Information (continued)

	December 31, 2004	September 30, 2004
Investment in equity method investees:
Alternative fuels	$(58,568)	$(89,436)

Total assets:
Alternative fuels	$6,818,717	$4,756,355
Paints	1,389,335	1,415,609
Oil and gas field services	2,785,299	2,363,017
Industrial automation systems	836,131	844,307

	$11,829,482	$9,379,288

Revenues from external customers are shown below for groups of similar products and services:

	Three Months Ended December 31,
	2004	2003
Revenues:
Technical services	$172,237	$39,867
Feasibility studies	117,815	—
Rental income	29,640	27,864
Sale of water-based stains, sealers and coatings	496,428	376,837
Mud logging services	1,450,033	1,078,587
Industrial automation systems sales	57,578	122,510

	$2,323,731	$1,645,665

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

Petroleum Mud Logging, Inc. Service revenues in the amount of $1,450,033 were derived from contracts for our oil and gas field services for the three months ended December 31, 2004. Our oil and gas field service revenues for the three months ended December 31, 2004 increased by $371,446, or 34%, from the service revenues of $1,078,587 for the three months ended December 31, 2003. The increase in oil and gas field services revenue was due to an increase in demand for our mud logging services as drilling for new natural gas wells has continued to increase in our service market. Therefore, a higher percentage of our 38 mud logging vehicles were under contract in the field for the three months ended December 31, 2004 as compared to the three months ended December 31, 2003. For the last month of the quarter ended December 31, 2004, we averaged 23.8 units per day in the field, compared to 22.5 units per day during the last month of the quarter ended December 31, 2003. We were also able to increase our billing rates for services as demand increased as our average daily price increased approximately $17 from the last month of the quarter ended December 31, 2004 compared with the last month of the quarter ended December 31, 2003.

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

RENTECH, INC.

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

Cost of sales for oil and gas field services increased to $1,026,456 during the three months ended December 31, 2004, up from $761,694 during the three months ended December 31, 2003. Of the increase, $264,762, or 52% was related to field labor and benefits and field living expenses, while the remainder was made up of supplies and other such miscellaneous costs. The increase in cost of sales resulted from an increase in demand for our mud logging services as drilling for new natural gas wells has continued to increase in our service markets. We averaged 23.8 units per day in the field during the last month of the quarter ended December 31, 2004, compared to 22.5 units per day during the last month of the quarter ended December 31, 2003. The increase in the number of units in the field directly led to the increase in field labor and benefits and field living expenses, which makes up the largest percentage of cost of sales.

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

RENTECH, INC.

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

Gross profit for product sales is the gross profit of our paint business segment for sales of stains, sealers and coatings. During the three months ended December 31, 2004, our gross profit for the paint segment increased by $83,578, or 53%, to $240,074, as compared to the three months ended December 31, 2003. The increase in gross profit was directly related to the 32% increase in revenue from the three months ended December 31, 2004 compared to the three months ended December 31, 2003.

Gross profit for oil and gas field services increased to $423,577 during the three months ended December 31, 2004, up from $316,893 during the three months ended December 31, 2003. The increase of $106,684 was due to increases in our number of units in service combined with our increase in billing rates.

Gross profit for the industrial automation systems segment was a negative $17,298 during the three months ended December 31, 2004 as compared to a negative $16,399 during the three months ended December 31, 2003. The negative gross profit in both periods was due to the timing of revenue recognition under the percentage of completion method of accounting and a lack of new contracts in both periods.

Gross profit for technical services was a negative $98,648 during the three months ended December 31, 2004, down from $26,635 during the three months ended December 31, 2003, a decrease of $125,283. Gross profit was down in the three months ended December 31, 2004 as the majority of revenue was derived from feasibility studies, which do not generate significant profit margins. In addition, timing of revenue recognition under the percentage of completion method of accounting also contributed to the negative gross profit.

RENTECH, INC.

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

RENTECH, INC.

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

Loss From Operations

	Three Months Ended December 31,
	2004	2003
Loss from operations:
Product sales	$(47,614)	$(131,350)

Oil and gas field services	253,913	82,067
Industrial automation systems	(133,201)	(206,698)
Technical services	(1,496,177)	(1,379,809)
Rental income	29,640	27,864

Total service loss from operations	(1,345,825)	(1,476,576)
Total loss from operations	$(1,393,439)	$(1,607,926)

Loss from operations during the three months ended December 31, 2004 decreased by $214,487. The decreased loss compared to the prior year resulted from a decrease in total operating expenses of $148,631 during the three months ended December 31, 2004 in addition to an increase in gross profit of $65,856.

Loss from operations for product sales is the loss from operations of our paint business segment for sales of stains, sealers and coatings. During the three months ended December 31, 2004, our loss from operations for the paint segment decreased by $83,736, or 64%, to $47,614, as compared to the three months ended December 31, 2003. The decrease in loss from operations was due to an increase of $83,578 in gross profit.

Income from operations for oil and gas field services increased to $253,913 during the three months ended December 31, 2004, up from $82,067 during the three months ended December 31, 2003. The increase of $171,846 was due to increases in our number of units in service combined with our increase in billing rates.

Loss from operations for the industrial automation systems segment were $133,201 during the three months ended December 31, 2004 as compared to $206,698 during the three months ended December 31, 2003. The decrease in loss from operations of $73,497 during the three months ended December 31, 2004 was the result of a decrease in operating expenses of $74,396, which was due to certain cost cutting measures at REN as a result of their lack of new contracts.

Loss from operations for technical services was $1,496,177 during the three months ended December 31, 2004, down from $1,379,809 during the three months ended December 31, 2003, an increase of $116,368. Loss from operations was up in the three months ended December 31, 2004 as a result of our $125,283 decrease in gross profit.

RENTECH, INC.

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

RENTECH, INC.

Net Loss Applicable to Common Stockholders

	Three Months Ended December 31,
	2004	2003
Net loss applicable to common stockholders:
Product sales	$(47,614)	$(131,350)

Oil and gas field services	252,824	80,805
Industrial automation systems	(141,518)	(128,828)
Technical services	(2,344,897)	(1,766,134)
Rental services	29,640	27,864

Total service net loss applicable to common stockholders	(2,203,951)	(1,786,293)
Net loss applicable to Common stockholders	$(2,251,565)	$(1,917,643)

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

Net loss applicable to common stockholders for product sales is the net loss applicable to common stockholders of our paint business segment for sales of stains, sealers and coatings. During the three months ended December 31, 2004, our net loss applicable to common stockholders for the paint segment decreased by $83,736, or 64%, to $47,614, as compared to the three months ended December 31, 2003. The decrease in net loss applicable to common stockholders was due to an increase of $83,578 in gross profit.

Net income applicable to common stockholders for oil and gas field services increased to $252,824 during the three months ended December 31, 2004, up from $80,805 during the three months ended December 31, 2003. The increase of $172,019 was due to increases in our number of units in service combined with our increase in billing rates.

Net loss applicable to common stockholders for the industrial automation systems segment were $141,518 during the three months ended December 31, 2004 as compared to $128,828 during the three months ended December 31, 2003. The decrease in net loss applicable to common stockholders of $12,690 during the three months ended December 31, 2004 was the result of a decrease in operating expenses of $74,396, which was due to certain cost cutting measures at REN as a result of their lack of new contracts partially offset by the $60,685 minority interest excess loss that was charged to the majority interest.

Net loss applicable to common stockholders for technical services was $2,344,897 during the three months ended December 31, 2004, up from $1,766,134 during the three months ended December 31, 2003, an increase of $578,763. Net loss applicable to common stockholders was up in the three months ended December 31, 2004 as a result of an increase of $342,237 in interest expense during the three months ended December 31, 2004 related to the bridge loans obtained in Q4 of fiscal year 2004 and Q1 of fiscal year 2005. In addition, we had a $125,283 decrease in gross profit in the three months ended December 31, 2004.

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

RENTECH, INC.

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

RENTECH, INC.

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

Costs and Estimated Earnings in Excess of Billings. Costs and estimated earnings in excess of billings decreased $152,222 during the three months ended December 31, 2004 as a result of the timing of contract billings and other contract activity within the industrial automation systems and technical services segments. These contracts are accounted for under the percentage of completion method of accounting.

RENTECH, INC.

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

RENTECH, INC.

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

RENTECH, INC.

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

If we acquire the plant, we would attempt to manage our exposure to increases in the price of natural gas by entering into price risk management arrangements for a portion of our expected requirements of natural gas for the East Dubuque plant. Commodity price hedging may fix the prices we actually pay for our natural gas, and we may not benefit from reductions in the price of natural gas. In addition, our commodity price risk management transactions may expose us to the risk of financial loss in

RENTECH, INC.

certain circumstances. These include becoming obligated to purchase more natural gas than the operations of the plant require, or failure of the counterparties to our contracts to perform under the contracts. Our commodity price risk management arrangements may also require us to deliver cash collateral or other assurances of performance to the counterparties in the event that our payment obligations exceed certain levels. These future collateral requirements, if any, are uncertain and will depend on arrangements with our counterparties and future natural gas prices.

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

RENTECH, INC.

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

RENTECH, INC.

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

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Notes payable to related parties	$188,682	$188,682	$—	$—	$—
Lines of credit	2,149,218	2,149,218	—	—	—
Long-term debt	3,946,095	2,528,242	423,517	71,593	922,743
Long-term convertible debt	1,079,970	15,560	1,064,410	—	—
Interest payments on debt	1,281,666	293,879	154,830	126,133	706,824
Operating leases	875,159	226,413	362,068	286,678	—

	$9,520,790	$5,401,994	$2,004,825	$484,404	$1,629,567

We are a guarantor on the $500,000 line of credit with Premier Bank until it matures on May 1, 2005. This guaranty includes any amount of the line of credit for which the 44% shareholders of REN are responsible to us.

We have entered into various long-term promissory notes, with monthly principal and interest payments of $28,077, at interest rates of 0% to 9.6%, which are collateralized by certain fixed assets of the Company.

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

RENTECH, INC.

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

RENTECH, INC.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit Index

3(i)	Restated Articles of Incorporation dated January 18, 2005 (incorporated by reference to Exhibit 3.1 Current Report on Form 8-K filed January 19, 2005).

3(ii)	Bylaws dated November 30, 2004 (incorporated by reference to Exhibit 3(ii) to Annual Report on Form 10-K filed December 9, 2004).

4.1	Shareholder Rights Plan dated January 18, 2005 (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on January 19, 2005).

10.1	Form of Stock Purchase Warrant issued in the 1999 private placement of securities (incorporated by reference to Exhibit 4.2 to Annual Report on Form 10-KSB for the year ended September 30, 1999 filed on January 12, 2000).

10.2	Form of Convertible Promissory Note issued under the 2002 private placement of convertible promissory notes (incorporated by reference to the exhibits to Form S-3/A Amendment Two to Registration Statement No. 333-85682 filed on October 28, 2002).

10.3	Form of Stock Purchase Warrant issued in the 2002 private placement of securities (incorporated by reference to the exhibits to Form S-3/A Amendment Two to Registration Statement No. 333-85682 filed on October 28, 2002).

10.4	Form of Registration Rights Agreement (incorporated by reference to the exhibits to Form S-3/A Amendment Two to Registration Statement No. 333-85682 filed on October 28, 2002).

10.5	Form of Non-statutory Stock Option Agreement (incorporated by reference to the exhibits to Form S-3/A Amendment Two to Registration Statement No. 333-85682 filed on October 28, 2002).

10.6	Form of Convertible Promissory Note issued under the 2003 private placement of convertible promissory notes (incorporated by reference to the exhibits to Quarterly Report on Form 10-Q dated February 13, 2004).

10.7	Form of Stock Purchase Warrant issued under the 2003 private placement of convertible promissory notes (incorporated by reference to the exhibits to Quarterly Report on Form 10-Q dated February 13, 2004).

10.8	Senior Secured Note with Mitchell Technology Investments dated September 17, 2004 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed September 23, 2004).

10.9	Stock Purchase Warrant with Mitchell Technology Investments dated September 17, 2004 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed September 23, 2004).

10.10	Registration Rights Agreement with Mitchell Technology Investments dated September 17, 2004 (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed September 23, 2004).

10.11	Form of Promissory Note for December 2004 Short-Term Loan (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed December 7, 2004).

10.12	Form of Stock Purchase Warrant for December 2004 Short-Term Loan (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed December 7, 2004).

10.13	Form of Registration Rights Agreement for December 2004 Short-Term Loan (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K filed December 7, 2004).

10.14	License Agreement with Texaco Natural Gas, Inc. dated October 8, 1998 (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-KSB for the year ended September 30, 1998).

RENTECH, INC.

10.15	Technical Services Agreement dated June 14, 1999 between Rentech and Texaco Energy Systems, Inc. (incorporated by reference to Exhibit 10.7 to Rentech’s Annual Report on Form 10-K for the year ended September 30, 2001)

10.16	FT Solutions LLC Operating Agreement dated as of June 15, 2004 between Headwaters Technology Innovation Group, Inc. and Rentech, Inc. (incorporated by reference to the exhibits to Current Report on Form 8-K filed August 26, 2004).

10.17	Contribution Agreement dated as of June 15, 2004 Among Headwaters Technology Innovation Group, Inc., Rentech, Inc. and FT Solutions LLC (incorporated by reference to the exhibits to Current Report on Form 8-K filed August 26, 2004).

10.18	Patent and Trademark License Agreement dated June 15, 2004 Between Headwaters Technology Innovation Group, Inc. and FT Solutions LLC (incorporated by reference to the exhibits to Current Report on Form 8-K filed August 26, 2004).

10.19	Patent and Trademark License Agreement dated June 15, 2004 Between Rentech, Inc. and FT Solutions LLC (incorporated by reference to the exhibits to Current Report on Form 8-K filed August 26, 2004).

10.20	Patent and Trademark License Agreement dated as of June 15, 2004 Between FT Solutions LLC and Rentech, Inc. (incorporated by reference to the exhibits to Current Report on Form 8-K filed August 26, 2004).

10.21	Services Agreement Between Headwaters Technology Innovation Group, Inc., Rentech, Inc. and FT Solutions LLC (incorporated by reference to the exhibits to Current Report on Form 8-K filed August 26, 2004).

10.22	Services Contract with Wyoming Business Council dated June 7, 2004 (incorporated by reference to Exhibit No. 10.9 to the Current Report on Form 8-K filed June 7, 2004.

10.23	Technical Services Agreement with Clean Coal Power Resources, Inc. dated October 29, 2003 (incorporated by reference to Exhibit 10.1 to Rentech’s Current Report on Form 8-K dated December 11, 2003).

10.24	Letter of Intent with Pertamina dated October 2, 2001 (incorporated by reference to Exhibit No. 10.12 to Rentech’s Amendment No. Two to Registration Statement No. 333-85682 on Form S-3/A).

10.25	Memorandum of Understanding with GTL Bolivia, S.A. dated June 22, 2001 (incorporated by reference to Exhibit No. 10.14 to Rentech’s Amendment No. Two to Registration Statement No. 333-85682 on Form S-3/A).

10.26	Memorandum of Understanding with Jacobs Engineering U.K. Limited dated January 20, 2004, 1999 (incorporated by reference to exhibits to Current Report on Form 8-K filed January 29, 2004).

10.27	Memorandum of Understanding dated June 4, 2004 with the Independent State of New Guinea, Niugini Gas & Chemicals Pte Ltd and I&G Venture Capital Co. Ltd (incorporated by reference to Exhibit 99 to Current Report on Form 8-K filed June 30, 2004).

10.28	1990 Stock Option Plan (incorporated by reference to the exhibits to Registration Statement No. 33-37150-D on Form S-18).

10.29	1994 Stock Option Plan (incorporated by reference to the exhibits to Post-Effective Amendment No. 5 to Registration Statement No. 33-37150-D on Form S-18).

10.30	1996 Stock Option Plan (incorporated by reference to the exhibits to Current Report on Form 8-K dated December 18, 1996).

10.31	1998 Stock Option Plan (incorporated by reference to the exhibits to Registration Statement No. 333-95537 on Form S-8).

10.32	2001 Stock Option Plan (incorporated by reference to the exhibits to Annual Report on Form 10-K for the year ended September 30, 2002).

RENTECH, INC.

10.33	2003 Stock Option Plan (incorporated by reference to the exhibits to Annual Report on Form 10-K for the year ended September 30, 2002).

10.34	2005 Stock Option Plan (incorporated by reference to the exhibits to Quarterly Report on Form 10-Q for the three months ended December 31, 2004).

10.35	Employment Contract with executive officer of subsidiary REN Corporation (incorporated by reference from the exhibits to Rentech’s Annual Report on Form 10-K for the year ended September 30, 2001, filed December 28, 2001).

10.36	Employment Agreement with Charles B. Benham (incorporated by reference to Exhibit No. 10.18 to Amendment No. Two to Registration Statement No. 333-85682 on Form S-3/A filed on October 28, 2002).

10.37	Employment Agreement with Mark S. Bohn (incorporated by reference to Exhibit No. 10.19 to Amendment No. Two to Registration Statement No. 333-85682 on Form S-3/A filed on October 28, 2002).

10.38	Employment Agreement with Ronald C. Butz (incorporated by reference to Exhibit No. 10.20 to Amendment No. Two to Registration Statement No. 333-85682 on Form S-3/A filed on October 28, 2002).

10.39	Employment Agreement with Dennis L. Yakobson (incorporated by reference to Exhibit No. 10.22 to Amendment No. Two to Registration Statement No. 333-85682 on Form S-3/A filed on October 28, 2002).

10.40	Stock Purchase Agreement between Rentech Development Corporation and Royster-Clark, Inc. dated as of December 10, 2004 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed December 16, 2004).

10.41	Amendment effective January 18, 2005 to Stock Purchase Agreement dated as of December 10, 2004 between Rentech Development Corporation and Royster-Clark, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed January 27, 2005).

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 15d – 14(a).

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

RENTECH, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RENTECH, INC.

Dated: May 23, 2005	/s/ Dennis L. Yakobson
Dennis L. Yakobson, President and Chief Executive Officer

Dated: May 23, 2005	/s/ Geoffrey S. Flagg
Geoffrey S. Flagg Chief Financial Officer