Form 10-K/A
period 2004-09-30
RENTECH INC /CO/
filed 2005-07-15
CIK 868725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. Two

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

Explanatory Note

This Amendment No. 2 on Form 10-K/A to the Annual Report on Form 10-K for the year ended September 30, 2004 of Rentech, Inc. (our “Original Filing”) is being filed in order to correct our previously issued consolidated statements of cash flows for fiscal years 2004, 2003 and 2002. The corrections are to re-classify certain transactions in our statements of cash flows in accordance with accounting principles generally accepted in the United States of America. See Note 2 of Notes to Consolidated Financial Statements for additional discussion. Certain items, including non-cash interest expense, acquisition costs, and debt issuance costs, were not properly classified in accordance with SFAS No. 95, “Statement of Cash Flows.” After review, we determined that these transactions were not properly classified between cash flows from operating activities, cash flows from investing activities and cash flows from financing activities. The cumulative effect of this accounting correction has no impact on the ending cash balance, net income or accumulated deficit for any of the fiscal years ended September 30, 2004, 2003, and 2002.

This Amendment amends and restates the entire Form 10-K for the year ended September 30, 2004. The primary changes are in the consolidated statements of cash flows and Note 2 to the financial statement footnotes, as well as in Part II, Item 7.

Except as otherwise expressly stated, the information in the Amendment No. 2 is as of December 9, 2004, the date on which the original Form 10-K was filed, and this Amendment does not purport to provide an update or discussion of any developments subsequent to the original filing.

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

Our executive offices are located at 1331 17th Street, Suite 720, Denver, Colorado 80202. Our telephone number is (303) 298-8008.

Financial Information About Our Business Segments

Financial information about our business segments is given in Note 17 of our financial statements attached to this report.

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

Selected Business Segment Information

The revenue and operating income (loss) amounts in this report are presented in accordance with accounting principles generally accepted in the United States of America. Segment information appearing in Note 17 of the Notes to the Consolidated Financial Statements is presented in accordance with SFAS 131, Disclosures about Segments of an Enterprise and Related Information.

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

We expect to experience operating costs on a much larger scale than in the past for the East Dubuque nitrogen fertilizer plant that we expect to acquire in early 2005. We plan to make substantial capital investments to reconfigure the plant to improve its economic results and to use our Fischer-Tropsch technology for additional revenues and other benefits. If we make substantial capital investments in plants in which we may acquire an equity interest, we would incur significant depreciation and amortization expenses in the future.

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

Net Deferred Tax Asset. We had net deferred tax assets offset by a full valuation allowance at September 30, 2004 and 2003. We are not able to determine if it is more likely than not that the net deferred tax assets will be realized. See Note 16 to the Consolidated Financial Statements.

ANALYSIS OF CASH FLOW

The following table summarizes our Consolidated Statements of Cash Flows:

	For the Years Ended September 30,
	2004	2003
Net Cash (Used in) Provided by:
Operating activities	$(4,385,825)	$(3,085,293)
Investing activities	(575,351)	(400,978)
Financing activities	4,900,830	2,769,114

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

Non-Cash Interest Expense. Total non-cash interest expense recognized during the fiscal year ended September 30, 2004 was $432,415, compared to $567,524 during the fiscal year ended September 30, 2003. Of the non-cash interest expense recognized in the fiscal year ended September 30, 2004, $55,317, or 13%, was due to the amortization of debt issuance costs related to a line of credit entered into during the last quarter of fiscal year 2004 that were used to obtain working capital and fund acquisition costs related to the purchase of Royster-Clark Nitrogen, Inc.

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

Stock Options and Warrants Issued for Services. During fiscal 2004, we issued $73,110 in stock options and warrants in lieu of cash to consultants for their services.

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

Accounts Payable. Accounts payable decreased by $352,416 during fiscal 2004. This decrease resulted from the timing of receiving and paying trade payables.

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

Net Cash Used in Operating Activities. The total net cash used in operations increased to $4,385,825 during fiscal 2004, as compared to $3,085,293 during fiscal 2003. The increase reflects increased cash costs for operating expenses.

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

Deposits and Other Assets. During fiscal 2004, deposits and other assets increased $15,657.

Payments of Acquisition Costs. We paid $234,571 in deferred acquisition costs related to the planned acquisition of Royster-Clark Nitrogen.

Net Cash Used in Investing Activities. The total net cash used in investing activities increased to $575,351 during fiscal 2004 as compared to $400,978 during fiscal 2003. The increase reflects an increase in the purchase of property and equipment, the addition of loan issuance costs in fiscal 2004 and cash used to fund the expenses of Sand Creek.

Cash Flows From Financing Activities

Proceeds from Issuance of Common Stock. During fiscal 2004, we received $4,706,951 in net cash proceeds from the issuance of common stock compared to $1,577,100 during fiscal 2003.

Proceeds from Stock Subscription Receivable. During fiscal 2004, we received no proceeds from a stock subscription receivable, compared to $76,186 during fiscal 2003.

Payment of Offering Costs. During fiscal 2004, we paid $269,261 in offering costs as compared to $92,722 during fiscal 2003.

Payment of Debt Issue Costs. During fiscal 2004, we paid $270,982 in debt issue costs as compared to $146,071 during fiscal 2003.

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

Net Cash Provided by Financing Activities. The net cash provided by financing activities during fiscal 2004 was $4,900,830, compared to $2,769,114 in cash provided by financing activities during fiscal 2003.

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

RENTECH, INC.

/s/ Dennis L. Yakobson
Date: July 15, 2005	Dennis L. Yakobson, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Dennis L. Yakobson
Date: July 15, 2005	Dennis L. Yakobson, President, Chief Executive Officer and Director

/s/ Ronald C. Butz
Date: July 15, 2005	Ronald C. Butz, Chief Operating Officer, Vice President, Secretary and Director

/s/ Geoffrey S. Flagg
Date: July 15, 2005	Geoffrey S. Flagg, Chief Financial Officer

/s/ Thomas L. Bury
Date: July 15, 2005	Thomas L. Bury, Director

/s/ Erich W. Tiepel
Date: July 15, 2005	Erich W. Tiepel, Director

/s/ Michael F. Ray
Date: July 15, 2005	Michael F. Ray, Director

/s/ David P. Zimel
Date: July 15, 2005	David P. Zimel, Director

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

As discussed in Note 2, the accompanying 2004, 2003, and 2002 consolidated statements of cash flows have been restated.

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

/s/ Ehrhardt Keefe Steiner & Hottman PC

November 23, 2004

Denver, Colorado

RENTECH, INC.

Consolidated Balance Sheets

	September 30,
	2004	2003
Assets
Current assets
Cash	$255,417	$315,763
Restricted cash (Note 10)	—	500,000
Accounts receivable, net of $143,255 (2004) and $17,500 (2003) allowance for doubtful accounts (Note 18)	1,172,140	1,143,813
Costs and estimated earnings in excess of billings (Note 13)	177,010	482,070
Other receivables	78,133	23,757
Receivable from related party (Note 6)	18,868	30,097
Inventories (Note 3)	505,918	535,782
Prepaid expenses and other current assets	33,656	178,720

Total current assets	2,241,142	3,210,002

Property and equipment, net (Note 4)	3,720,084	4,217,953

Other assets
Licensed technology, net of accumulated amortization of $2,535,089 (2004) and $2,306,308 (2003)	896,059	1,124,841
Capitalized software costs, net of accumulated amortization of $96,081 (2004) and $868,343 (2003)	—	32,027
Goodwill, net of accumulated amortization of $400,599 (2004) and $400,599 (2003) (Note 14)	1,006,554	1,006,554
Non-compete agreement, net of accumulated amortization of $0 (2004) and $71,567 (2003)	—	90,934
Investment in advanced technology companies (Note 5)	611,500	1,200,000
Technology rights, net of accumulated amortization of $201,422 (2004) and $172,648 (2003)	86,324	115,098
Deferred acquisition costs (Note 1)	413,944	—
Debt issuance costs (Note 10)	322,469	133,691
Deposits and other assets	81,212	56,014

Total other assets	3,418,062	3,759,159

Total assets	$9,379,288	$11,187,114

(Continued on following page.)

See notes to consolidated financial statements.

RENTECH, INC.

Consolidated Balance Sheets

(Continued from previous page.)

	September 30,
	2004	2003
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$700,301	$960,561
Billings in excess of costs and estimated earnings (Note 13)	115,080	6,300
Accrued payroll and benefits	444,338	526,899
Deferred compensation (Note 12)	434,646	437,958
Accrued liabilities	286,538	473,265
Other liability	—	142,000
Convertible notes payable to related parties (Note 20)	185,166	87,899
Lines of credit payable, net of debt issuance costs (Note 10)	1,185,114	1,428,072
Current portion of long-term debt (Note 8)	100,879	86,351
Current portion of long-term convertible debt to stockholders (Note 9)	55,733	632,435

Total current liabilities	3,507,795	4,781,740

Long-term liabilities
Long-term debt, net of current portion (Note 8)	1,079,498	1,054,183
Long-term convertible debt to stockholders, net of current portion (Note 9)	1,657,210	2,147,256
Lessee deposits	7,485	7,485
Investment in Sand Creek (Note 6)	18,911	15,070
Investment in FT Solutions, LLC (Note 7)	70,525	—

Total long-term liabilities	2,833,629	3,223,994

Total liabilities	6,341,424	8,005,734

Minority interest (Note 15)	—	154,269

Commitments and contingencies (Notes 1, 6, and 12)

Stockholders’ equity (Note 11)
Series A convertible preferred stock - $10 par value; 200,000 shares authorized; 200,000 shares issued and no shares outstanding; $10 per share liquidation value	—	—
Series B convertible preferred stock - $10 par value; 800,000 shares authorized; 691,664 shares issued and no shares outstanding; $10 per share liquidation value	—	—
Series C participating cumulative preferred stock - $10 par value; 500,000 shares authorized; no shares issued and outstanding	—	—
Common stock - $.01 par value; 150,000,000 shares authorized; 89,708,509 and 79,336,585 shares issued and outstanding	897,085	793,366
Additional paid-in capital	49,790,518	42,672,791
Accumulated deficit	(47,649,739)	(40,439,046)

Total stockholders’ equity	3,037,864	3,027,111

Total liabilities and stockholders’ equity	$9,379,288	$11,187,114

See notes to consolidated financial statements.

RENTECH, INC.

Consolidated Statements of Operations

	For the Years Ended September 30,
	2004	2003	2002
Revenues (Notes 17 and 18)
Product sales	$2,265,567	$2,161,138	$1,927,854
Service revenues	6,507,550	6,215,863	7,392,481
Royalty income	—	100,000	240,000

Total revenues	8,773,117	8,477,001	9,560,335

Cost of sales
Product sales	1,166,816	1,036,919	932,677
Service costs	4,630,320	4,170,735	4,401,566
Research and development contract costs	—	—	128,000

Total cost of sales	5,797,136	5,207,654	5,462,243

Gross profit	2,975,981	3,269,347	4,098,092

Operating expenses
General and administrative expense	6,978,625	7,922,541	7,327,898
Depreciation and amortization	541,985	853,951	889,831
Research and development	772,353	785,857	742,923

Total operating expenses	8,292,963	9,562,349	8,960,652

Loss from operations	(5,316,982)	(6,293,002)	(4,862,560)

Other income (expenses)
Impairment of investments (Notes 5, 14 and 15)	(646,367)	(2,201,682)	—
Equity in loss of investee (Notes 6 and 7)	(252,415)	(205,890)	(252,013)
Interest income	14,842	23,338	36,468
Interest expense	(911,647)	(999,492)	(267,618)
Gain (loss) on disposal of fixed assets	(252,393)	(1,118)	189

Total other income (expense)	(2,047,980)	(3,384,844)	(482,974)

Minority interest in subsidiary’s net loss (Notes 1 and 15)	154,269	142,441	12,921

Net loss	(7,210,693)	(9,535,405)	(5,332,613)
Dividend requirements on convertible preferred stock (Note 11)	—	—	136,932

Loss applicable to common stockholders	$(7,210,693)	$(9,535,405)	$(5,469,545)

Basic and diluted loss per common share	$(.08)	$(.13)	$(.08)

Basic and diluted weighted-average number of common shares outstanding	85,932,544	73,907,041	69,987,685

See notes to consolidated financial statements.

RENTECH, INC.

Consolidated Statements of Stockholders’ Equity

	Convertible Preferred Stock						Additional Paid-in Capital	Unearned Compensation	Accumulated Deficit	Total Stockholders’ Equity
	Series A		Series B		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, September 30, 2001	—	—	27,778	$277,780	66,665,631	$666,653	$36,384,562	$(21,266)	$(25,571,028)	$11,736,701
Common stock issued for cash, net of offering costs of $122,644 (Note 11)	—	—	—	—	2,926,969	29,272	1,311,334	—	—	1,340,606
Common stock issued for options and warrants exercised (Note 11)	—	—	—	—	606,474	6,065	129,338	—	—	135,403
Preferred stock issued for cash, net of offering costs of $25,000 (Note 11)	—	—	50,000	500,000	—	—	(25,000)	—	—	475,000
Common stock issued for conversion of preferred stock (Note 11)	—	—	(77,778)	(777,780)	1,591,593	15,917	761,863	—	—	—
Stock options granted/earned for services (Note 11)	—	—	—	—	—	—	67,579	21,266	—	88,845
Deemed dividends on preferred stock of $136,932 (Note 11)	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(5,332,613)	(5,332,613)

Balance, September 30, 2002	—	—	—	—	71,790,667	717,907	38,629,676	—	(30,903,641)	8,443,942
Common stock issued for cash, net of offering costs of $92,722 (Note 11)	—	—	—	—	3,502,847	35,028	1,448,531	—	—	1,483,559
Common stock issued for options and warrants exercised (Note 11)	—	—	—	—	82,000	820	65,600	—	—	66,420
Common stock issued for conversion of convertible notes (Note 11)	—	—	—	—	3,661,071	36,611	1,662,179	—	—	1,698,790
Common stock granted/earned for services (Note 11)	—	—	—	—	300,000	3,000	156,000	—	—	159,000
Offering costs of convertible notes (Note 11)	—	—	—	—	—	—	710,805	—	—	710,805
Net loss	—	—	—	—	—	—	—	—	(9,535,405)	(9,535,405)

Balance, September 30, 2003	—	—	—	—	79,336,585	$793,366	$42,672,791	$—	$(40,439,046)	$3,027,111

See notes to consolidated financial statements.

RENTECH, INC.

Consolidated Statements of Stockholders’ Equity

	Convertible Preferred Stock						Additional Paid-in Capital	Unearned Compensation	Accumulated Deficit	Total Stockholders’ Equity
	Series A		Series B		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Common stock issued for cash, net of offering costs of $95,600 (Note 11)	—	—	—	—	986,665	9,867	338,533	—	—	348,400
Common stock issued for options and warrants exercised, net of offering costs of $155,595 (Note 11)	—	—	—	—	5,736,687	57,367	4,049,990	—	—	4,107,357
Common stock issued for conversion of convertible notes (Note 11)	—	—	—	—	3,569,835	35,698	1,647,218	—	—	1,682,916
Stock options granted for services (Note 11)	—	—	—	—			28,522	—	—	28,522
Stock options granted for stand-still agreement (Note 11)	—	—	—	—			117,235	—	—	117,235
Warrants granted for services (Note 11)	—	—	—	—			44,588	—	—	44,588
Warrants issued in conjunction with line of credit (Notes 10 and 11)	—	—	—	—			511,962	—	—	511,962
Common stock issued for services (Note 11)	—	—	—	—	78,737	787	72,679	—	—	73,466
Offering costs of convertible notes (Note 11)	—	—	—	—	—	—	307,000	—	—	307,000
Net loss	—	—	—	—	—	—	—	—	(7,210,693)	(7,210,693)

Balance, September 30, 2004	—	$—	—	$—	89,708,509	$897,085	$49,790,518	$—	$(47,649,739)	$3,037,864

See notes to consolidated financial statements.

RENTECH, INC.

Consolidated Statements of Cash Flows

	For the Years Ended September 30,
	Restated 2004	Restated 2003	Restated 2002
Cash flows from operating activities
Net loss	$(7,210,693)	$(9,535,405)	$(5,332,613)

Adjustments to reconcile net loss to net cash used in operating activities
Increase in allowance for doubtful accounts	—	5,500	4,675
Depreciation	425,854	420,559	485,036
Amortization	322,649	606,579	744,936
Accrued interest expense	43,655	80,380	—
Non-cash interest expense	432,415	567,524	19,317
Non-cash lease commission expense	3,782	1,575	—
Write-off of commission deposit	—	40,000	—
Salaries expense paid through debt	357,878	800,341	—
Impairment of investments	646,367	2,201,682	—
Bad debt expense	125,755	625,636	191,779
Revenue recognized from contract liability	—	—	(750,000)
Interest income on receivable from related party	—	(10,058)	(16,038)
Loss on disposal of fixed assets	252,393	1,118	189
Equity in loss of investee	252,415	205,890	252,013
Minority interest in net loss of subsidiary	(154,269)	(142,441)	(12,921)
Common stock issued for services	73,466	159,000	—
Stock options and warrants issued for services	73,110	—	88,845
Changes in operating assets and liabilities, net of business combination
Accounts receivable	(154,082)	242,594	304,277
Costs and estimated earnings in excess of billings	305,060	306,657	(715,707)
Other receivables and receivable from related party	(43,147)	29,606	38,539
Inventories	129,890	(110,647)	(19,155)
Prepaid expenses and other current assets	389,912	290,781	324,571
Accounts payable	(352,416)	74,307	2,999
Billings in excess of costs and estimated earnings	108,780	(138,485)	13,855
Accrued liabilities, accrued payroll and other	(414,599)	192,014	221,905

	2,824,868	6,450,112	1,179,115

Net cash used in operating activities	(4,385,825)	(3,085,293)	(4,153,498)

Cash flows from investing activities
Purchase of property and equipment	(183,988)	(161,221)	(227,354)
Proceeds from disposal of fixed assets	5,600	3,674	9,990
Cash used in purchase of investments	(178,049)	(196,684)	(248,820)
Payment of acquisition costs	(234,571)	—	—
Deposits and other assets	15,657	(46,747)	235

Net cash provided by (used in) investing activities	(575,351)	(400,978)	(465,949)

Cash flows from financing activities
Proceeds from issuance of common stock, net of offering costs	4,706,951	1,577,100	1,456,724
Proceeds from issuance of convertible preferred stock, net of offering costs	—	—	500,000
Proceeds from stock subscription receivable	—	76,186	250,000
Purchase of restricted cash	—	—	(500,000)
Payment of offering costs	(269,261)	(92,722)	(147,644)
Payment of debt issuance costs	(270,982)	(146,071)	(132,461)
Proceeds from line of credit, net	714,533	(65,767)	1,493,839
Proceeds from long-term debt and long-term convertible debt	565,000	2,505,000	2,250,000
Payments on related party payable	—	—	(30,600)
Payments on long-term debt and long-term convertible debt	(545,411)	(1,084,612)	(380,943)

Net cash provided by financing activities	4,900,830	2,769,114	4,758,915

Increase (decrease) in cash	(60,346)	(717,157)	139,468
Cash, beginning of year	315,763	1,032,920	893,452

Cash, end of year	$255,417	$315,763	$1,032,920

Continued on the following page.

See notes to consolidated financial statements.

RENTECH, INC.

Consolidated Statements of Cash Flows

(Continued from previous page.)

	For the Years Ended September 30,
	Restated 2004	Restated 2003	Restated 2002
Cash payments for interest	$437,615	$368,553	$267,618

Excluded from the statements of cash flows were the effects of certain non-cash investing and financing activities as follows:

	For the Years Ended September 30,
	Restated 2004	Restated 2003	Restated 2002
Issuance of common stock for conversion of convertible notes payable	$1,682,916	$1,698,790	$—
Purchase of annual insurance financed with a note payable	$244,848	$215,855	$246,753
Purchase of property and equipment financed with a note payable	$102,014	$28,910	$—
Deferred financing charges for convertible promissory notes	$307,000	$710,806	$—
Warrants issued in conjunction with line of credit	$511,962	$—	$—
Reclassification of property and equipment to inventory	$100,026	$—	$—
Stock options issued for stand-still agreement	$117,235	$—	$—
Deferred acquisition costs included in accounts payable	$62,138	$—	$—
Deferred offering costs included in accounts payable	$30,019	$—	$—
Reclassification of inventory to property and equipment	$—	$332,258	$—
Issuance of common stock for exercise of stock options in partial settlement of accrued payroll	$—	$65,600	$65,744
Issuance of common stock from conversion of preferred stock and dividends	$—	$—	$777,780
Issuance of common stock for stock subscription receivable	$—	$—	$76,186
Issuance of common stock for prepaid expense and services	$—	$—	$269,153
Increase in accrued liability for note receivable	$—	$—	$325,795
Reclassification of goodwill to note receivable	$—	$—	$229,561
Issuance of stock options for services	$—	$—	$67,579

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the fiscal year 2004 presentation.

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

Investment in Sand Creek

The Company has a 50% investment in Sand Creek Energy, LLC (Note 6). The investment is accounted for using the equity method of accounting. Under such method, the Company’s proportionate share of net income (loss) is included as a separate item in the statement of operations.

Investment in FT Solutions, LLC

The Company has a 50% interest in a joint venture named FT Solutions, LLC (Note 7). The joint venture is accounted for using the equity method of accounting. Under such method, the Company’s proportionate share of net income (loss) is included as a separate item in the statement of operations.

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

Note 2 – Restatement of Consolidated Cash Flow Statements

On March 15, 2005 the Company was contacted by the Staff of the Securities and Exchange Commission during the course of a routine review of its periodic filings and made inquires regarding certain of the Company’s accounting policies. As a result of this inquiry, management re-evaluated the Company’s classification of certain items on the Consolidated Statements of Cash Flows. Following the evaluation, we determined that the Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2004, 2003, and 2002 should be restated in the Form 10-K for the fiscal year ended September 30, 2004. Although these errors did not result in any changes to the Consolidated Balance Sheets, the Consolidated Statements of Operations or the Consolidated Statements of Stockholders’ Equity for any of the previously reported annual periods, the effect on the Statements of Cash Flows was considered material.

Certain items, including non-cash interest expense, acquisition costs, and debt issuance costs, were not properly classified in accordance with SFAS No. 95, “Statement of Cash Flows.” After review, we determined that these transactions were not properly classified between cash flows from operating activities, cash flows from investing activities and cash flows from financing activities. The cumulative effect of this accounting correction has no impact on the ending cash balance, net income or accumulated deficit for any of the fiscal years ended September 30, 2004, 2003, and 2002.

Following is a summary of the effects of these restatements on the Company’s consolidated statements of cash flows for the fiscal years ended September 30, 2004, 2003 and 2002:

Restated Consolidated Statements of Cash Flows

	As previously reported	Adjustments	As restated
September 30, 2004

Cash flows from operating activities	$(4,612,630)	$226,805	$(4,385,825)
Cash flows from investing activities	(351,996)	(223,355)	(575,351)
Cash flows from financing activities	4,904,280	(3,450)	4,900,830

	As previously reported	Adjustments	As restated
September 30, 2003

Cash flows from operating activities	$(3,694,392)	$609,099	$(3,085,293)
Cash flows from investing activities	62,050	(463,028)	(400,978)
Cash flows from financing activities	2,915,185	(146,071)	2,769,114

	As previously reported	Adjustments	As restated
September 30, 2002

Cash flows from operating activities	$(4,172,815)	$19,317	$(4,153,498)
Cash flows from investing activities	(579,093)	113,144	(465,949)
Cash flows from financing activities	4,891,376	(132,461)	4,758,915

RENTECH, INC.

Notes to Consolidated Financial Statements

Note 2 – Restatement of Consolidated Cash Flow Statements (continued)

The adjustments noted above are primarily due to the re-classification of the following items –

Non-cash interest expense – The Company incurs non-cash interest expense when debt issue costs are amortized to interest expense. These amounts were previously reported in the statement of cash flows as cash flows from investing activities. The restated consolidated statements of cash flows classifies these amounts as adjustments to reconcile net loss to net cash used in operating activities.

Acquisition costs – During the fourth quarter of fiscal year 2004, the Company incurred deferred acquisition costs in relation to its planned purchase of Royster-Clark Nitrogen. A portion of these costs were incurred at year-end, but not paid. The fiscal year 2004 statement of cash flows reported these costs as cash flows from investing activities. The restated consolidated cash flow statement shows these costs below the statement of cash flows as non-cash investing and financing activities.

Debt issuance costs – The Company paid legal and finder’s fees in relation to the issuance of convertible debt. Certain of these amounts were previously reported in the statements of cash flows as cash flows from investing activities. The restated consolidated statements of cash flows include these amounts as cash flows used in financing activities.

Note 3 – Inventories

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

Note 5 – Investment in Advanced Technology Companies

On May 29, 1998, the Company acquired a 10% ownership in INICA, Inc. for $3,079,107. During the fourth quarter of fiscal 2003, the Company exchanged its 10% ownership in INICA for a 2.28% ownership in the common stock of Global Solar Energy, Inc. (“GSE”) and a 5.76% ownership in the common stock of Infinite Power Solutions, Inc. (“IPS”). GSE manufactures and markets flexible photovoltaic (PV) modules, while IPS is developing micro-miniature thin-film rechargeable batteries. As of September 30, 2003, the Company assessed the value of its minority ownership interests in GSE

RENTECH, INC.

Notes to Consolidated Financial Statements

Note 5 – Investment in Advanced Technology Companies (continued)

and IPS based upon currently available information. We used the most recent equity transaction to establish a per share price for our shares in GSE. We used that most recent equity transaction as a baseline and then added a 25% premium for future upside potential. Our 410,400 shares were valued at $750,000. We used the most recent equity transaction to establish a per share price for our shares in IPS. We used that most recent equity transaction as a baseline and then added a 25% premium for future upside potential. Our 375,840 shares were valued at $450,000. As a result of that assessment, the Company recorded an impairment of investment of approximately $1,900,000, reducing the net realizable value of the investment to $1,200,000. As of September 30, 2004, the Company completed an assessment of the value of its minority ownership interests in GSE and IPS based upon currently available information. No additional equity transactions have occurred since the prior calculation was completed. The existing debt of GSE is convertible, but it is not expected to convert at less than the value of the most recent equity transaction. As a result of the significant difference between previously projected revenues and cash flow for fiscal 2004 and current projections, as well as the revised projections for fiscal 2005, management concluded that the premium added to the value of the stock was impaired. Therefore, we reduced our valuation of our GSE shares to value of the most recent equity transaction, or $611,500. Due to the fact that IPS has only enough cash to get through December 2004 and that it has not yet reached the point of signing a memorandum of understanding or a letter of intent with any potential new partners, management concluded that Rentech’s investment in IPS has suffered an impairment. As there are no definitive agreements that would lead us to believe that IPS will continue its operations into 2005, we concluded that the investment is fully impaired and we wrote our investment down to $0. As a result of that assessment, the Company recorded an impairment of investment of $588,500 and the investment in the two Advanced Technology Companies is recorded at the estimated net realizable value of $611,500. The assessment that the Company performed was based upon estimates. The actual value that is realized from these investments may be more or less than $611,500. The Company will recognize gains or losses on these investments, if any, when realized.

Note 6 – Investment in Sand Creek

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

Note 7 – Investment in FT Solutions, LLC

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

RENTECH, INC.

Notes to Consolidated Financial Statements

Note 7 – Investment in FT Solutions, LLC (continued)

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

Note 10 – Lines of Credit

On February 25, 2002, the Company entered into a $1,000,000 business line of credit agreement with Premier Bank through its 56% owned subsidiary, REN. The line of credit matures on May 1, 2005, at which time all unpaid principal and interest is due. The line of credit bears interest at prime plus 1.5% (6.25% at September 30, 2004), and interest is accrued and payable monthly. Payments of principal are tied to the r7eceipt of accounts receivable by REN. On February 27, 2002, the Company purchased a $500,000 certificate of deposit with Premier Bank, to be used as collateral on the line of credit. On September 29, 2004, the Company entered into a change in terms agreement with Premier Bank whereby the Company redeemed the $500,000 certificate of deposit and applied it against the outstanding balance of the loan. In addition, the available line of credit amount was reduced from $1,000,000 to $500,000. The line of credit is collateralized by the first deed of trust on the real property of PML and REN. The line of credit is guaranteed by Rentech, Petroleum Mud Logging, Inc. and the minority shareholder of REN. The balance of this line of credit at September 30, 2004 was $492,605.

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

Note 15 – Minority Interest

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

REN retained possession of the test stand built for Case Corporation based on the judgment mentioned above. During fiscal 2003, REN’s management decided that rather than retrofitting the Case test stand to be sold to another customer, the test stand would be retrofitted to become a fixed asset of REN. Several revenue-generating activities were identified as uses for

RENTECH, INC.

Notes to Consolidated Financial Statements

Note 15 – Minority Interest (continued)

the test stand. In addition, REN was considering providing testing services to customers for whom purchasing a new test stand would not provide a suitable return on investment. As of September 30, 2003, the Case test stand was recorded as a fixed asset at a value of $332,258. During the 4th quarter of fiscal 2004, management concluded that REN did not have the resources to proceed with their plan to provide testing services to customers. Management concluded that the Case test stand no longer had value as a fixed asset, and the parts of the test stand would either be sold to customers or used to build new test stands. Any part of the test stand that fit neither of those criteria was assigned a $0 value. Management valued the inventory components of the Case test stand at $100,026. This amount was determined on a component-by-component basis comprised of only those components that could be used to build a new test stand, or those that could be sold directly to a third party. As of September 30, 2004, REN reclassed $100,026 from fixed assets to inventory, and wrote-off $224,826 as an impairment on the Case machine.

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

Note 16 – Income Taxes

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

Note 16 – Income Taxes (continued)

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

Note 17 – Segment Information

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

Note 17 – Segment Information (continued)

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

RENTECH, INC.

Notes to Consolidated Financial Statements

Note 17 – Segment Information (continued)

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

Note 18 – Significant Customers

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

Note 19 – Valuation and Qualifying Accounts

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

During January 2003, the Company began to defer monthly salary payments to certain officers. These officers and the Company entered into convertible notes in the amount of such deferred salary payments. The notes bear interest at 9% and mature in twelve months, with all unpaid principal and interest due at that time. Within the first 120 days, the notes may be converted in whole or in part into unregistered common stock of the Company at a conversion rate of $0.45 per share if the closing market price for the Company’s common stock for three consecutive days exceeds $1.00 per share. After the first 120 days, the notes may be converted in whole or in part into unregistered common stock of the Company without respect to the closing market price of the Company’s common stock at a conversion rate of $0.45 per share for the deferrals between

RENTECH, INC.

Notes to Consolidated Financial Statements

Note 20 – Related Party Transactions (continued)

January 1, 2003 and March 31, 2003 and at the closing market price for all subsequent deferrals. As of September 30, 2004 the balance in these convertible notes was $185,166.

In addition to the related party disclosures in Notes 6, 7, 9, 12 and 15, for the years ended September 30, 2004, 2003 and 2002, the Company incurred $1,475, $0, and $10,000 in consulting services, which were paid to a director of the Company.

Note 21 – Subsequent Events

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

EXHIBIT INDEX

3(i)	Amended and Restated Articles of Incorporation, dated April 29, 2005 (incorporated by reference to Exhibit 3(i) to Quarterly Report on Form 10-Q filed May 9, 2005)

3(ii)	Bylaws dated November 30, 2004 (incorporated by reference to Exhibit 3(ii) to Annual Report on Form 10-K for the year ended September 30, 2004 filed December 9, 2004).

4.1	Shareholder Rights Plan dated November 10, 1998 (incorporated by reference to the exhibits to Rentech’s Current Report on Form 8-K filed November 19, 1998).

4.2	Form of Stock Purchase Warrant issued to investors in the 1999 private placement of securities (incorporated by reference to Exhibit No. 4.2 to Annual Report on Form 10-KSB for the year end September 30, 1999 filed January 12, 2000).

4.3	Form of Convertible Promissory Note issued under the 2002 private placement of convertible promissory notes (incorporated by reference to the exhibits to Form S-3/A Amendment Two to Registration Statement No. 333-85682 filed October 28, 2002).

4.4	Form of Stock Purchase Warrant issued in the 2002 private placement of securities (incorporated by reference to the exhibits to Form S-3/A Amendment Two to Registration Statement No. 333-85682 filed October 28, 2002).

4.5	Form of Registration Rights Agreement (incorporated by reference to the exhibits to Form S-3/A Amendment Two to Registration Statement No. 333-85682 filed October 28, 2002).

4.6	Form of Non-statutory Stock Option Agreement (incorporated by reference to the exhibits to Form S-3/A Amendment Two to Registration Statement No. 333-85682 filed October 28, 2002).

4.7	Form of Convertible Promissory Note issued under the 2003 private placement of convertible promissory notes (incorporated by reference to the exhibits to Quarterly Report on Form 10-Q dated February 13, 2004).

4.8	Form of Stock Purchase Warrant issued under the 2003 private placement of convertible promissory notes (incorporated by reference to the exhibits to Quarterly Report on Form 10-Q dated February 13, 2004).

4.9	Senior Secured Note dated September 17, 2004 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed September 23, 2004).

4.10	Stock Purchase Warrant dated September 17, 2004 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed September 23, 2004).

4.11	Registration Rights Agreement dated September 17, 2004 (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed September 23, 2004).

10.2	1994 Stock Option Plan (incorporated by reference to the exhibits to Post-Effective Amendment No. 5 to Rentech’s Registration Statement No. 33-37150-D Form S-18 on Form SB-2).

10.3	1996 Stock Option Plan (incorporated by reference to the exhibits to Rentech’s Current Report on Form 8-K dated December 18, 1996).

10.4	1998 Stock Option Plan (incorporated by reference to the exhibits to Rentech’s Registration Statement No. 333-95537 on Form S-8).

10.5	2001 Stock Option Plan (incorporated by reference to the exhibits to Rentech’s Annual Report on Form 10-K for the year ended September 30, 2002).

10.6	2003 Stock Option Plan (incorporated by reference to the exhibits to Rentech’s Annual Report on Form 10-K for the year ended September 30, 2002).

10.7	Employment Contract with executive officer of subsidiary REN Corporation (incorporated by reference to Exhibit 10.6 to Rentech’s Annual Report on Form 10-K for the year ended September 30, 2001).

10.8	License Agreement with Texaco Natural Gas, Inc. dated October 8, 1998 (incorporated by reference to Exhibit 10.10 to Rentech’s Annual Report on Form 10-KSB for the year ended September 30, 1998).

10.9	Technical Services Agreement dated June 14, 1999 between Rentech and Texaco Energy Systems, Inc. (incorporated by reference to Exhibit 10.7 to Rentech’s Annual Report on Form 10-K for the year ended September 30, 2001)

1

10.10	FT Solutions LLC Operating Agreement dated as of June 15, 2004 between Headwaters Technology Innovation Group, Inc. and Rentech, Inc. (incorporated by reference to the exhibits to Current Report on Form 8-K filed August 26, 2004).

10.11	Contribution Agreement dated as of June 15, 2004 Among Headwaters Technology Innovation Group, Inc., Rentech, Inc. and FT Solutions LLC (incorporated by reference to the exhibits to Current Report on Form 8-K filed August 26, 2004).

10.12	Patent and Trademark License Agreement dated June 15, 2004 Between Headwaters Technology Innovation Group, Inc. and FT Solutions LLC (incorporated by reference to the exhibits to Current Report on Form 8-K filed August 26, 2004).

10.13	Patent and Trademark License Agreement dated June 15, 2004 Between Rentech, Inc. and FT Solutions LLC (incorporated by reference to the exhibits to Current Report on Form 8-K filed August 26, 2004).

10.14	Patent and Trademark License Agreement dated as of June 15, 2004 Between FT Solutions LLC and Rentech, Inc. (incorporated by reference to the exhibits to Current Report on Form 8-K filed August 26, 2004).

10.15	Services Agreement Between Headwaters Technology Innovation Group, Inc., Rentech, Inc. and FT Solutions LLC (incorporated by reference to the exhibits to Current Report on Form 8-K filed August 26, 2004).

10.16	Services Contract with Wyoming Business Council dated June 7, 2004 (incorporated by reference to Exhibit No. 10.9 to the Current Report on Form 8-K filed June 7, 2004).

10.17	Technical Services Agreement with Clean Coal Power Resources, Inc. dated October 29, 2003 (incorporated by reference to Exhibit 10.1 to Rentech’s Current Report on Form 8-K dated December 11, 2003).

10.18	Letter of Intent with Pertamina dated October 2, 2001 (incorporated by reference to Exhibit No. 10.12 to Rentech’s Amendment No. Two to Registration Statement No. 333-85682 on Form S-3/A).

10.19	Memorandum of Understanding with GTL Bolivia, S.A. dated June 22, 2001 (incorporated by reference to Exhibit No. 10.14 to Rentech’s Amendment No. Two to Registration Statement No. 333-85682 on Form S-3/A).

10.20	Memorandum of Understanding with Jacobs Engineering U.K. Limited dated January 20, 2004, 1999 (incorporated by reference to exhibits to Current Report on Form 8-K filed January 29, 2004).

10.21	Memorandum of Understanding dated June 4, 2004 with the Independent State of New Guinea, Niugini Gas & Chemicals Pte Ltd and I&G Venture Capital Co. Ltd (incorporated by reference to Exhibit 99 to Current Report on Form 8-K filed June 30, 2004).

10.23	Employment Agreement with Charles B. Benham (incorporated by reference to Exhibit No. 10.18 to Rentech’s Amendment No. Two to Registration Statement No. 333-85682 on Form S-3/A).

10.24	Employment Agreement with Mark S. Bohn (incorporated by reference to Exhibit No. 10.19 to Rentech’s Amendment No. Two to Registration Statement No. 333-85682 on Form S-3/A).

10.25	Employment Agreement with Ronald C. Butz (incorporated by reference to Exhibit No. 10.20 to Rentech’s Amendment No. Two to Registration Statement No. 333-85682 on Form S-3/A).

10.26	Employment Agreement with Dennis L. Yakobson (incorporated by reference to Exhibit No. 10.22 to Rentech’s Amendment No. Two to Registration Statement No. 333-85682 on Form S-3/A).

14	Code of Ethics (incorporated by references to Exhibit No. 14 to Annual Report on Form 10-K for the year ended September 30, 2004 filed December 9, 2004).

21	Subsidiaries of Rentech, Inc. (incorporated by reference to Exhibit No. 21 to Annual Report on Form 10-K for the year ended September 30, 2004 filed December 9, 2004).

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of President and Chief Executive Officer Pursuant to Rule 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a).

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

2