Form 10-Q/A
period 2004-12-31
RENTECH INC /CO/
filed 2005-07-15
CIK 868725

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. Two

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to                 .

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

Explanatory Note

This Amendment No. 2 on Form 10-Q/A to the Quarterly Report on Form 10-Q for the three months ended December 31, 2004 of Rentech, Inc. (our “Original Filing”) is being filed in order to correct our previously issued consolidated statements of cash flows for the three months ended December 31, 2004 and 2003. The corrections are to re-classify certain transactions in our statements of cash flows in accordance with accounting principles generally accepted in the United States of America. See Note 3 of Notes to Consolidated Financial Statements for additional discussion. Certain items, including non-cash interest expense, acquisition costs, and debt issuance costs, were not properly classified in accordance with SFAS No. 95, “Statement of Cash Flows.” After review, we determined that these transactions were not properly classified between cash flows from operating activities, cash flows from investing activities and cash flows from financing activities. The cumulative effect of this accounting correction has no impact on the ending cash balance, net income or accumulated deficit for any of the three months ended December 31, 2004 and 2003.

This amendment amends and restates the entire Form 10-Q for the three months ended December 31, 2004. The primary changes are in the consolidated statements of cash flows and Note 3 to the financial statement footnotes as well as in Part I, Item 2.

Except as otherwise expressly stated, the information in the Amendment No. 2 is as of February 8, 2005, the date on which the original Form 10-Q was filed, and this Amendment does not purport to provide an update or discussion of any developments subsequent to the original filing.

RENTECH, INC.

Form 10-Q/A

First Quarter ended December 31, 2004

RENTECH, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Balance Sheets

	December 31, 2004 (Unaudited)	September 30, 2004
Assets
Current assets
Cash	$1,312,978	$255,417
Accounts receivable, net of $143,255 and $143,255 allowance for doubtful accounts	1,354,521	1,172,140
Costs and estimated earnings in excess of billings	24,788	177,010
Other receivables	85,899	78,133
Receivable from related party	22,482	18,868
Inventories (Note 4)	554,099	505,918
Prepaid expenses and other current assets	546,623	33,656

Total current assets	3,901,390	2,241,142

Property and equipment, net of accumulated depreciation of $2,191,869 and $2,088,664	3,737,326	3,720,084
Other assets
Licensed technology, net of accumulated amortization of $2,592,285 and $2,535,089	838,864	896,059
Goodwill, net of accumulated amortization of $400,599	1,006,554	1,006,554
Investment in advanced technology companies (Note 5)	611,500	611,500
Technology rights, net of accumulated amortization of $208,616 and $201,422	79,130	86,324
Deferred acquisition costs	1,203,061	413,944
Debt issuance costs	346,449	322,469
Deposits and other assets	105,208	81,212

Total other assets	4,190,766	3,418,062

Total assets	$11,829,482	$9,379,288

(Continued on following page)

See notes to consolidated financial statements.

RENTECH, INC.

Consolidated Balance Sheets

(Continued from previous page)

	December 31, 2004 (Unaudited)	September 30, 2004
Liabilities And Stockholders’ Equity
Current liabilities
Accounts payable	$1,196,724	$700,301
Billings in excess of costs and estimated earnings	—	115,080
Accrued payroll and benefits	607,345	444,338
Deferred compensation	452,340	434,646
Accrued liabilities	219,416	286,538
Convertible notes payable to related parties (Note 9)	188,682	185,166
Lines of credit payable (Note 8)	1,937,863	1,185,114
Current portion of long-term debt (Note 6)	1,973,250	100,879
Current portion of long-term convertible debt to stockholders (Note 7)	15,560	55,733

Total current liabilities	6,591,180	3,507,795

Long-term liabilities
Long-term debt, net of current portion	1,417,853	1,079,498
Long-term convertible debt to stockholders, net of current portion (Note 7)	817,876	1,657,210
Lessee deposits	7,485	7,485
Investment in Sand Creek	23,002	18,911
Investment in FT Solutions, LLC	35,566	70,525

Total long-term liabilities	2,301,782	2,833,629

Total liabilities	8,892,962	6,341,424

Minority interest	—	—

Commitments and contingencies
Stockholders’ equity (Note 10)
Convertible preferred stock - $10 par value; 1,000,000 shares authorized and no shares outstanding	—	—
Common stock - $.01 par value; 150,000,000 shares authorized; 92,025,441 and 89,708,509 shares issued and outstanding	920,254	897,085
Additional paid-in capital	51,917,570	49,790,518
Accumulated deficit	(49,901,304)	(47,649,739)

Total stockholders’ equity	2,936,520	3,037,864

Total liabilities and stockholders’ equity	$11,829,482	$9,379,288

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

RENTECH, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended December 31,
	Restated 2004	Restated 2003
Cash flows from operating activities
Net loss	$(2,251,565)	$(1,917,643)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	105,067	110,918
Amortization	64,389	80,661
(Gain) loss on disposal of fixed assets	(1,253)	3,640
Equity in loss of investee	171,153	48,242
Minority interest in net loss of subsidiary	—	(91,900)
Accrued interest expense	14,038	22,807
Non-cash interest expense	533,100	220,032
Non-cash lease commission expense	945	945
Salaries expense paid through debt	—	266,780
Common stock issued for services	9,759	—
Stock options and warrants issued for services	—	28,523
Changes in operating assets and liabilities
Accounts receivable	(182,381)	80,409
Costs and estimated earnings in excess of billings	152,222	357,822
Other receivables and receivable from related party	(11,380)	7,990
Inventories	(48,181)	(17,332)
Prepaid expenses and other current assets	74,952	(20,057)
Accounts payable	260,008	(131,543)
Billings in excess of costs and estimated earnings	(115,080)	78,989
Accrued liabilities, accrued payroll and other	113,579	(184,692)

Net cash used in operating activities	(1,110,628)	(1,055,409)

Cash flows from investing activities
Purchase of property and equipment	(62,549)	(79,935)
Proceeds from disposal of fixed assets	3,719	—
Payments of acquisition costs	(396,378)	—
Deposits and other assets	(2,500)	18,197
Cash used in purchase of investments	(202,021)	(34,769)

Net cash used in investing activities	(659,729)	(96,507)

Cash flows from financing activities
Proceeds from issuance of common stock	410,158	1,036,625
Payment of offering costs	—	(99,050)
Proceeds from long-term debt and notes payable	1,850,000	547,376
Payment of debt issuance costs	(187,390)	—
Proceeds from line of credit, net	1,006,613	(109,302)
Payments on long-term convertible debt and notes payable	(251,463)	(225,084)

Net cash provided by financing activities	2,827,918	1,150,565

Increase (decrease) in cash	1,057,561	(1,351)
Cash, beginning of period	255,417	815,763

Cash, end of period	$1,312,978	$814,412

(Continued on following page)

See notes to consolidated financial statements.

RENTECH, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(Continued from previous page)

For the three months ended December 31, 2004 and 2003, the Company made cash interest payments of $142,314 and $113,028. Excluded from the statements of cash flows for the three months ended December 31, 2004 and 2003 were the effects of certain non-cash investing and financing activities as follows:

	Three Months Ended December 31,
	Restated 2004	Restated 2003
Purchase of annual insurance financed with a note payable	$587,919	$222,348
Issuance of common stock for conversion of convertible notes payable	$909,972	$450,265
Warrants issued in conjunction with bridge loans	$641,566	$—
Deferred financing charges for convertible promissory notes	$—	$307,000
Issuance of common stock for subscription receivable	$—	$25,000
Purchase of fixed assets with note payable	$62,226	$40,652
Reclassification of line of credit to long-term debt	$500,000	$—
Stock options issued for stand-still agreement	$178,766	$—
Deferred acquisition costs that are included in accounts payable	$213,973	$—
Deferred offering costs that are included in accounts payable	$22,442	$—

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

Note 3 – Restatement of Consolidated Cash Flow Statements

On March 15, 2005 the Company was contacted by the Staff of the Securities and Exchange Commission during the course of a routine review of its periodic filings and made inquires regarding certain of the Company’s accounting policies. As a result of this inquiry, management re-evaluated the Company’s classification of certain items on the Consolidated Statements of Cash Flows. Following the evaluation, we determined that the Consolidated Statements of Cash Flows for the three months ended December 31, 2004 and 2003 should be restated in the Form 10-Q for the three months ended December 31, 2004. Although these errors did not result in any changes to the Consolidated Balance Sheets, the Consolidated Statements of Operations or the Consolidated Statements of Stockholders’ Equity for any of the previously reported annual periods, the effect on the Statements of Cash Flows was considered material.

Certain items, including non-cash interest expense, acquisition costs, and debt issuance costs, were not properly classified in accordance with SFAS No. 95, “Statement of Cash Flows.” After review, we determined that these transactions were not properly classified between cash flows from operating activities, cash flows from investing activities and cash flows from financing activities. The cumulative effect of this accounting correction has no impact on the ending cash balance, net income or accumulated deficit for any of the three months ended December 31, 2004 and 2003.

RENTECH, INC.

Notes to Consolidated Financial Statements

December 31, 2004 (Unaudited)

Note 3 – Restatement of Consolidated Cash Flow Statements (continued)

Following is a summary of the effects of these restatements on the Company’s consolidated statements of cash flows for the three months ended December 31, 2004 and 2003:

Restated Consolidated Statements of Cash Flows

	As previously reported	Adjustments	As restated
December 31, 2004
Cash flows from operating activities	$(1,229,492)	$118,864	$(1,110,628)
Cash flows from investing activities	(488,403)	(171,326)	(659,729)
Cash flows from financing activities	2,775,456	52,462	2,827,918

	As previously reported	Adjustments	As restated
December 31, 2003
Cash flows from operating activities	$(1,276,386)	$220,977	$(1,055,409)
Cash flows from investing activities	(147,786)	51,279	(96,507)
Cash flows from financing activities	1,422,821	(272,256)	1,150,565

The adjustments noted above are primarily due to the re-classification of the following items –

Non-cash interest expense – The Company incurs non-cash interest expense when debt issue costs are amortized to interest expense. These amounts were previously reported in the statement of cash flows as cash flows from investing activities and/or financing activities. The restated consolidated statements of cash flows classifies these amounts as adjustments to reconcile net loss to net cash used in operating activities.

Acquisition costs – During the fourth quarter of fiscal year 2004 and the first quarter of fiscal year 2005, the Company incurred deferred acquisition costs in relation to its planned purchase of Royster-Clark Nitrogen. A portion of these costs were incurred at year-end, but not paid. The fiscal year 2004 statement of cash flows reported these costs as cash flows from investing activities. The restated consolidated cash flow statement shows these costs below the statement of cash flows as non-cash investing and financing activities.

Debt issuance costs – The Company paid legal and finder’s fees in relation to the issuance of convertible debt. Certain of these transactions were previously reported in the statements of cash flows as cash flows from investing activities. The restated consolidated statements of cash flows include these amounts as cash flows used in financing activities.

Note 4 – Inventories

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

Note 6 – Debt (continued)

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

Note 7 – Long-Term Convertible Debt

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

Note 8 – Lines of Credit

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

RENTECH, INC.

Notes to Consolidated Financial Statements

December 31, 2004 (Unaudited)

Note 8 – Lines of Credit (continued)

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

Note 10 – Stockholders’ Equity

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

Note 11 – Segment Information (continued)

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

Note 11 – Segment Information (continued)

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

RENTECH, INC.

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

RENTECH, INC.

The following table provides revenues, operating income (loss) from operations and net loss applicable to common stockholders by each of our business segments for the three months ended December 31, 2004 and 2003. More complete details about the results of operations of our business segments are set forth later in this report under the section heading “Results of Operations.”

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

RENTECH, INC.

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

RENTECH, INC.

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

RENTECH, INC.

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

RENTECH, INC.

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

Interest Expense. Interest expense during the three months ended December 31, 2004 was $689,123, increased from $352,580 during the three months ended December 31, 2003. Of the increase during the three months ended December 31, 2004 of $336,543, 94% resulted from the recognition of non-cash interest expense. Total non-cash interest expense recognized during the three months ended December 31, 2004 was $533,100, compared to $220,032 during the three months ended December 31, 2003. Of the non-cash interest expense recognized in the three months ended December 31, 2004, $487,134, or 91%, was due to the amortization of debt issuance costs related to a line of credit and bridge loans entered into during the last quarter of fiscal year 2004 and the first quarter of fiscal year 2005 that were used to obtain working capital and fund acquisition costs related to the purchase of Royster-Clark Nitrogen, Inc.

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

RENTECH, INC.

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

ANALYSIS OF CASH FLOW

The following table summarizes our Consolidated Statements of Cash Flows:

	Three Months Ended December 31,
	2004	2003
Net Cash (Used in) Provided by:
Operating activities	$(1,110,628)	$(1,055,409)
Investing activities	(659,729)	(96,507)
Financing activities	2,827,918	1,150,565

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

Non-Cash Interest Expense. Total non-cash interest expense recognized during the three months ended December 31, 2004 was $533,100, compared to $220,032 during the three months ended December 31, 2003. Of the non-cash interest expense recognized in the three months ended December 31, 2004, $487,134, or 91%, was due to the amortization of debt issuance costs related to a line of credit and bridge loans entered into during the last quarter of fiscal year 2004 and the first quarter of fiscal year 2005 that were used to obtain working capital and fund acquisition costs related to the purchase of Royster-Clark Nitrogen, Inc.

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

Accounts Payable. Accounts payable increased by $260,008 during the three months ended December 31, 2004. This increase resulted from the timing of receiving and paying trade payables.

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

Net Cash Used in Operating Activities. The total net cash used in operations decreased to $1,110,628 during the three months ended December 31, 2004, as compared to $1,055,409 during the three months ended December 31, 2003. The decrease reflects decreased cash costs for operating expenses.

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

Deposits and Other Assets. During the three months ended December 31, 2004, deposits and other assets decreased $2,500.

Payments of Acquisition Costs. We paid $396,378 in deferred acquisition costs related to the planned acquisition of Royster-Clark Nitrogen.

Cash Used in Purchase of Investments. We used $41,677 to fund our 50% share of expenses of Sand Creek Energy, LLC during the three months ended December 31, 2004. We used $160,344 to fund our 50% share of expenses of FT Solutions, LLC during the three months ended December 31, 2004.

Net Cash Used in Investing Activities. The total net cash used in investing activities increased to $659,729 during the three months ended December 31, 2004 as compared to cash used of $96,507 during the three months ended December 31, 2003. The increase was primarily a result of an increase in deposits and other assets and cash used to fund our 50% interest in FT Solutions, LLC.

Cash Flows From Financing Activities

Proceeds from Issuance of Common Stock. During the three months ended December 31, 2004, we received $410,158 in net cash proceeds from the issuance of common stock compared to $1,036,625 during the three months ended December 31, 2003.

Payment of Offering Costs. During the three months ended December 31, 2004, we paid $0 in offering costs as compared to $99,050 during the three months ended December 31, 2003.

Proceeds from Long-Term Debt and Notes Payable. During the three months ended December 31, 2004, we received proceeds from long-term debt and notes payable in the amount of $1,850,000, compared to $547,376 during the three months ended December 31, 2003.

Payment of Debt Issuance Costs. During the three months ended December 31, 2004, we paid $187,390 in debt issuance costs as compared to $0 during the three months ended December 31, 2003.

RENTECH, INC.

Proceeds from Line of Credit, Net. During the three months ended December 31, 2004, we received net proceeds on our lines of credit of $1,006,613 as compared to net payments on our lines of credit of $109,302 during the three months ended December 31, 2003.

Payments on Long-Term Convertible Debt and Notes Payable. During the three months ended December 31, 2004, we repaid $251,463 on our debt obligations as compared to $225,084 during the same period in fiscal 2003. Payments in the three months ended December 31, 2004 reflect payments on notes payable and long-term convertible debt.

Net Cash Provided by Financing Activities. The net cash provided by financing activities during the three months ended December 31, 2004 was $2,827,918, compared to $1,150,565 in cash provided by financing activities during the three months ended December 31, 2003.

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

RENTECH, INC.

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

RENTECH, INC.

Commodity price hedging may fix the prices we actually pay for our natural gas, and we may not benefit from reductions in price of natural gas. In addition, our commodity price risk management transactions may expose us to the risk of financial loss in certain circumstances. These include becoming obligated to purchase more natural gas than the operations of the plant require, or failure of the counterparties to our contracts to perform under the contracts. Our commodity price risk management arrangements may also require us to deliver cash collateral or other assurances of performance to the counterparties in the event that our payment obligations exceed certain levels. These future collateral requirements, if any, are uncertain and will depend on arrangements with our counterparties and future natural gas prices.

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

RENTECH, INC.

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

RENTECH, INC.

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

RENTECH, INC.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit Index

3(i)	Amended and Restated Articles of Incorporation dated April 29, 2005 (incorporated by reference to Exhibit 4.1 to Quarterly Report on Form 10-Q filed May 9, 2005).

3(ii)	Bylaws dated November 30, 2004 (incorporated by reference to Exhibit 3(ii) to Annual Report on Form 10-K filed December 9, 2004).

4.1	Shareholder Rights Plan dated January 18, 2005 (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on January 19, 2005).

10.1	Form of Stock Purchase Warrant issued in the 1999 private placement of securities (incorporated by reference to Exhibit 4.2 to Annual Report on Form 10-KSB for the year ended September 30, 1999 filed on January 12, 2000).

10.2	Form of Convertible Promissory Note issued under the 2002 private placement of convertible promissory notes (incorporated by reference to the exhibits to Form S-3/A Amendment Two to Registration Statement No. 333-85682 filed on October 28, 2002).

10.3	Form of Stock Purchase Warrant issued in the 2002 private placement of securities (incorporated by reference to the exhibits to Form S-3/A Amendment Two to Registration Statement No. 333-85682 filed on October 28, 2002).

10.4	Form of Registration Rights Agreement (incorporated by reference to the exhibits to Form S-3/A Amendment Two to Registration Statement No. 333-85682 filed on October 28, 2002).

10.5	Form of Non-statutory Stock Option Agreement (incorporated by reference to the exhibits to Form S-3/A Amendment Two to Registration Statement No. 333-85682 filed on October 28, 2002).

10.6	Form of Convertible Promissory Note issued under the 2003 private placement of convertible promissory notes (incorporated by reference to the exhibits to Quarterly Report on Form 10-Q dated February 13, 2004).

10.7	Form of Stock Purchase Warrant issued under the 2003 private placement of convertible promissory notes (incorporated by reference to the exhibits to Quarterly Report on Form 10-Q dated February 13, 2004).

10.8	Senior Secured Note with Mitchell Technology Investments dated September 17, 2004 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed September 23, 2004).

10.9	Stock Purchase Warrant with Mitchell Technology Investments dated September 17, 2004 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed September 23, 2004).

10.10	Registration Rights Agreement with Mitchell Technology Investments dated September 17, 2004 (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed September 23, 2004).

10.11	Form of Promissory Note for December 2004 Short-Term Loan (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed December 7, 2004).

10.12	Form of Stock Purchase Warrant for December 2004 Short-Term Loan (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed December 7, 2004).

10.13	Form of Registration Rights Agreement for December 2004 Short-Term Loan (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K filed December 7, 2004).

10.14	License Agreement with Texaco Natural Gas, Inc. dated October 8, 1998 (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-KSB for the year ended September 30, 1998).

RENTECH, INC.

10.15	Technical Services Agreement dated June 14, 1999 between Rentech and Texaco Energy Systems, Inc. (incorporated by reference to Exhibit 10.7 to Rentech’s Annual Report on Form 10-K for the year ended September 30, 2001).

10.16	FT Solutions LLC Operating Agreement dated as of June 15, 2004 between Headwaters Technology Innovation Group, Inc. and Rentech, Inc. (incorporated by reference to the exhibits to Current Report on Form 8-K filed August 26, 2004).

10.17	Contribution Agreement dated as of June 15, 2004 Among Headwaters Technology Innovation Group, Inc., Rentech, Inc. and FT Solutions LLC (incorporated by reference to the exhibits to Current Report on Form 8-K filed August 26, 2004).

10.18	Patent and Trademark License Agreement dated June 15, 2004 Between Headwaters Technology Innovation Group, Inc. and FT Solutions LLC (incorporated by reference to the exhibits to Current Report on Form 8-K filed August 26, 2004).

10.19	Patent and Trademark License Agreement dated June 15, 2004 Between Rentech, Inc. and FT Solutions LLC (incorporated by reference to the exhibits to Current Report on Form 8-K filed August 26, 2004).

10.20	Patent and Trademark License Agreement dated as of June 15, 2004 Between FT Solutions LLC and Rentech, Inc. (incorporated by reference to the exhibits to Current Report on Form 8-K filed August 26, 2004).

10.21	Services Agreement Between Headwaters Technology Innovation Group, Inc., Rentech, Inc. and FT Solutions LLC (incorporated by reference to the exhibits to Current Report on Form 8-K filed August 26, 2004).

10.22	Services Contract with Wyoming Business Council dated June 7, 2004 (incorporated by reference to Exhibit No. 10.9 to the Current Report on Form 8-K filed June 7, 2004.

10.23	Technical Services Agreement with Clean Coal Power Resources, Inc. dated October 29, 2003 (incorporated by reference to Exhibit 10.1 to Rentech’s Current Report on Form 8-K dated December 11, 2003).

10.24	Letter of Intent with Pertamina dated October 2, 2001 (incorporated by reference to Exhibit No. 10.12 to Rentech’s Amendment No. Two to Registration Statement No. 333-85682 on Form S-3/A).

10.25	Memorandum of Understanding with GTL Bolivia, S.A. dated June 22, 2001 (incorporated by reference to Exhibit No. 10.14 to Rentech’s Amendment No. Two to Registration Statement No. 333-85682 on Form S-3/A).

10.26	Memorandum of Understanding with Jacobs Engineering U.K. Limited dated January 20, 2004, 1999 (incorporated by reference to exhibits to Current Report on Form 8-K filed January 29, 2004).

10.27	Memorandum of Understanding dated June 4, 2004 with the Independent State of New Guinea, Niugini Gas & Chemicals Pte Ltd and I&G Venture Capital Co. Ltd (incorporated by reference to Exhibit 99 to Current Report on Form 8-K filed June 30, 2004).

10.28	1990 Stock Option Plan (incorporated by reference to the exhibits to Registration Statement No. 33-37150-D on Form S-18).

10.29	1994 Stock Option Plan (incorporated by reference to the exhibits to Post-Effective Amendment No. 5 to Registration Statement No. 33-37150-D on Form S-18).

10.30	1996 Stock Option Plan (incorporated by reference to the exhibits to Current Report on Form 8-K dated December 18, 1996).

10.31	1998 Stock Option Plan (incorporated by reference to the exhibits to Registration Statement No. 333-95537 on Form S-8).

10.32	2001 Stock Option Plan (incorporated by reference to the exhibits to Annual Report on Form 10-K for the year ended September 30, 2002).

RENTECH, INC.

10.33	2003 Stock Option Plan (incorporated by reference to the exhibits to Annual Report on Form 10-K for the year ended September 30, 2002).

10.34	2005 Stock Option Plan (incorporated by reference to the exhibits to Quarterly Report on Form 10-Q for the three months ended December 31, 2004).

10.35	Employment Contract with executive officer of subsidiary REN Corporation (incorporated by reference from the exhibits to Rentech’s Annual Report on Form 10-K for the year ended September 30, 2001, filed December 28, 2001).

10.36	Employment Agreement with Charles B. Benham (incorporated by reference to Exhibit No. 10.18 to Amendment No. Two to Registration Statement No. 333-85682 on Form S-3/A filed on October 28, 2002).

10.37	Employment Agreement with Mark S. Bohn (incorporated by reference to Exhibit No. 10.19 to Amendment No. Two to Registration Statement No. 333-85682 on Form S-3/A filed on October 28, 2002).

10.38	Employment Agreement with Ronald C. Butz (incorporated by reference to Exhibit No. 10.20 to Amendment No. Two to Registration Statement No. 333-85682 on Form S-3/A filed on October 28, 2002).

10.39	Employment Agreement with Dennis L. Yakobson (incorporated by reference to Exhibit No. 10.22 to Amendment No. Two to Registration Statement No. 333-85682 on Form S-3/A filed on October 28, 2002).

10.40	Stock Purchase Agreement between Rentech Development Corporation and Royster-Clark, Inc. dated as of December 10, 2004 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed December 16, 2004).

10.41	Amendment effective January 18, 2005 to Stock Purchase Agreement dated as of December 10, 2004 between Rentech Development Corporation and Royster-Clark, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed January 27, 2005).

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 15d – 14(a).

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

RENTECH, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RENTECH, INC.

Dated: July 15, 2005	/s/ Dennis L. Yakobson
Dennis L. Yakobson, President and
Chief Executive Officer

Dated: July 15, 2005	/s/Geoffrey S. Flagg
Geoffrey S. Flagg
Chief Financial Officer