Form 10-Q/A
period 2005-03-31
RENTECH INC /CO/
filed 2005-07-15
CIK 868725

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

Explanatory Note

This Amendment on Form 10-Q/A to the Quarterly Report on Form 10-Q for the six months ended March 31, 2005 of Rentech, Inc. (our “Original Filing”) is being filed in order to correct our previously issued consolidated statements of cash flows for the six months ended March 31, 2005 and 2004. The corrections are to re-classify certain transactions in our statements of cash flows in accordance with accounting principles generally accepted in the United States of America. See Note 3 of Notes to Consolidated Financial Statements for additional discussion. Certain items, including non-cash interest expense, acquisition costs, and debt issuance costs, were not properly classified in accordance with SFAS No. 95, “Statement of Cash Flows.” After review, we determined that these transactions were not properly classified between cash flows from operating activities, cash flows from investing activities and cash flows from financing activities. The cumulative effect of this accounting correction has no impact on the ending cash balance, net income or accumulated deficit for any of the six months ended March 31, 2005 and 2004.

This amendment amends and restates the entire 10-Q for the six months ended March 31, 2005. The primary changes are in the consolidated statements of cash flows and Note 3 to the financial statement footnotes, as well as in Part I, Item 2.

Except as otherwise expressly stated, the information in the Amendment No. 1 is as of May 9, 2005, the date on which the original Form 10-Q was filed, and this Amendment does not purport to provide an update or discussion of any developments subsequent to the original filing.

RENTECH, INC.

Form 10-Q/A

Second Quarter ended March 31, 2005

RENTECH, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Balance Sheets

	March 31, 2005 (Unaudited)	September 30, 2004
Assets
Current assets
Cash	$363,892	$245,064
Accounts receivable, net of $136,255 and $136,255 allowance for doubtful accounts	1,008,863	770,028
Costs and estimated earnings in excess of billings	110,826	14,253
Other receivables	183,617	78,133
Receivable from related party	20,240	18,868
Prepaid expenses and other current assets	337,810	15,566
Assets held for sale, current	534,121	1,099,230

Total current assets	2,559,369	2,241,142

Property and equipment, net of accumulated depreciation of $2,013,289 and $1,832,768	3,391,500	3,405,465
Other assets
Licensed technology, net of accumulated amortization of $2,649,480 and $2,535,089	781,668	896,059
Goodwill, net of accumulated amortization of $30,725	166,713	166,713
Investment in advanced technology companies (Note 6)	611,500	611,500
Technology rights, net of accumulated amortization of $215,810 and $201,422	71,937	86,324
Deferred acquisition costs	—	413,944
Debt issuance costs	34,362	322,469
Deposits and other assets	272,266	74,986
Assets held for sale, non-current	306,875	1,160,686

Total other assets	2,245,321	3,732,681

Total assets	$8,196,190	$9,379,288

(Continued on following page)

RENTECH, INC.

Consolidated Balance Sheets

(Continued from previous page)

	March 31, 2005	September 30, 2004
	(Unaudited)
Liabilities And Stockholders’ Equity
Current liabilities
Accounts payable	$1,936,817	$406,085
Billings in excess of costs and estimated earnings	—	107,280
Accrued payroll and benefits	527,248	351,801
Deferred compensation	470,034	434,646
Accrued liabilities	276,348	197,971
Convertible notes payable to related parties (Note 10)	192,118	185,166
Lines of credit payable (Note 9)	—	692,509
Current portion of long-term debt (Note 7)	1,161,778	55,183
Current portion of long-term convertible debt to stockholders (Note 8)	808,279	55,733
Liabilities held for sale, current	799,066	1,021,421

Total current liabilities	6,171,688	3,507,795

Long-term liabilities
Long-term debt, net of current portion	1,359,791	1,079,498
Long-term convertible debt to stockholders, net of current portion (Note 8)	655,446	1,657,210
Lessee deposits	7,485	7,485
Investment in Sand Creek	19,359	18,911
Investment in FT Solutions, LLC	—	70,525
Liabilities held for sale, non-current	36,392	—

Total long-term liabilities	2,078,473	2,833,629

Total liabilities	8,250,161	6,341,424

Minority interest	—	—

Commitments and contingencies
Stockholders’ equity (deficit) (Note 11)
Convertible preferred stock - $10 par value; 1,000,000 shares authorized and no shares outstanding	—	—
Common stock - $.01 par value; 250,000,000 shares authorized; 93,259,406 and 89,708,509 shares issued and outstanding	932,594	897,085
Additional paid-in capital	53,571,476	49,790,518
Accumulated deficit	(54,558,041)	(47,649,739)

Total stockholders’ equity (deficit)	(53,971)	3,037,864

Total liabilities and stockholders’ equity (deficit)	$8,196,190	$9,379,288

RENTECH, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Revenues
Service revenues	$1,842,110	$1,256,845	$3,611,835	$2,403,163

Cost of sales
Service costs	1,298,106	843,066	2,713,262	1,617,992

Gross profit	544,004	413,779	898,573	785,171
Operating expenses
General and administrative expense	4,096,241	1,442,037	5,389,616	2,787,616
Depreciation and amortization	103,339	110,929	208,732	237,197
Research and development	199,659	209,736	368,084	379,160

Total operating expenses	4,399,239	1,762,702	5,966,432	3,403,973

Operating loss	(3,855,235)	(1,348,923)	(5,067,859)	(2,618,802)

Other income (expenses)
Equity in loss of investee	(212,949)	(52,431)	(384,102)	(100,673)
Interest income	844	4,538	1,741	7,383
Interest expense	(1,195,061)	(178,222)	(1,875,867)	(516,771)
Gain (loss) on disposal of fixed assets	(530)	—	723	(3,640)

Total other income (expense)	(1,407,696)	(226,115)	(2,257,505)	(613,701)

Minority interest in subsidiary’s net loss	—	—	—	—

Net loss from continuing operations before income taxes	(5,262,931)	(1,575,038)	(7,325,364)	(3,232,503)
Income tax benefit	226,110	—	155,564	—

Net loss from continuing operations	(5,036,821)	(1,575,038)	(7,169,800)	(3,232,503)

Discontinued operations:
Net loss from discontinued operations	(93,050)	(100,341)	(282,182)	(360,519)
Gain on sale of discontinued operations, net of tax of $226,110 and $155,564	473,134	—	543,680	—

	380,084	(100,341)	261,498	(360,519)

Net loss	$(4,656,737)	$(1,675,379)	$(6,908,302)	$(3,593,022)

Basic and diluted loss per common share
Continuing operations	$(0.054)	$(0.018)	$(0.078)	$(0.039)
Discontinued operations	$0.004	$(0.001)	$0.003	$(0.004)

Basic and diluted loss per common share	$(0.050)	$(0.019)	$(0.075)	$(0.043)

Basic and diluted weighted-average number of common shares outstanding	92,801,018	85,588,165	91,398,772	83,041,519

RENTECH, INC.

Consolidated Statement of Stockholders’ Deficit

(Unaudited)

	Convertible Preferred Stock						Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Series A		Series B		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, September 30, 2004 (audited)	—	$—	—	$—	89,708,509	$897,085	$49,790,518	$(47,649,739)	$3,037,864
Common stock issued for options and warrants exercised	—	—	—	—	1,288,099	12,881	1,221,008	—	1,233,889
Common stock issued for conversion of convertible notes	—	—	—	—	2,256,219	22,562	1,105,547	—	1,128,109
Stock options granted for stand-still agreement	—	—	—	—	—	—	178,766	—	178,766
Stock options granted for services	—	—	—	—	—	—	124,818	—	124,818
Warrants issued in conjunction with bridge loans					—	—	1,141,126	—	1,141,126
Common stock issued for services	—	—	—	—	6,579	66	9,693	—	9,759
Net loss for the six months ended March 31, 2005	—	—	—	—	—	—	—	(6,908,302)	(6,908,302)

Balance, March 31, 2005	—	$—	—	$—	93,259,406	$932,594	$53,571,476	$(54,558,041)	$(53,971)

RENTECH, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended March 31,
	Restated 2005	Restated 2004
Cash flows from operating activities
Net loss	$(6,908,302)	$(3,593,022)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	213,088	220,114
Amortization	128,778	161,323
(Gain) loss on disposal of fixed assets	(723)	3,640
Write off of acquisition costs	1,657,611	—
Write off of debt issue costs	901,846	—
Write off of offering costs	184,234	—
Non-cash interest expense	1,601,191	285,166
Non-cash lease commission expense	1,892	1,892
Equity in loss of investee	384,102	100,673
Minority interest in net loss of subsidiary	—	(130,470)
Accrued interest expense	58,098	36,666
Gain on sale of subsidiary	(699,244)	—
Salaries expense paid through debt	—	357,877
Common stock issued for services	9,759	61,120
Stock options and warrants issued for services	30,396	28,522
Changes in operating assets and liabilities
Accounts receivable	(182,158)	(89,880)
Costs and estimated earnings in excess of billings	66,184	460,477
Other receivables and receivable from related party	43,144	(56,489)
Inventories	(65,147)	17,669
Prepaid expenses and other current assets	251,121	61,048
Accounts payable	544,614	(16,956)
Billings in excess of costs and estimated earnings	(115,080)	11,395
Accrued liabilities, accrued payroll and other	126,789	(243,737)

Net cash used in operating activities	(1,767,807)	(2,322,972)

Cash flows from investing activities
Purchase of property and equipment	(109,792)	(85,867)
Proceeds from disposal of fixed assets	3,719	—
Proceeds from sale of subsidiary	1,700,000	—
Payments of acquisition costs	(466,247)	—
Deposits and other assets	(45,333)	17,962
Cash used in purchase of investments	(454,179)	(100,513)

Net cash (used) provided by investing activities	628,168	(168,418)

Cash flows from financing activities
Proceeds from issuance of common stock	1,233,889	3,531,830
Payment of offering costs	(33,926)	(220,726)
Proceeds from long-term debt and notes payable	1,850,000	565,000
Payment of debt issuance costs	(664,331)	—
Payments on line of credit, net	(643,387)	(123,442)
Payments on long-term convertible debt and notes payable	(481,462)	(455,920)

Net cash provided by financing activities	1,260,783	3,296,742

Increase (decrease) in cash	121,144	805,352
Cash, beginning of period	255,417	815,763

Cash, end of period	$376,561	$1,621,115

(Continued on following page)

RENTECH, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(Continued from previous page)

For the six months ended March 31, 2005 and 2004, the Company made cash interest payments of $285,308 and $224,039. Excluded from the statements of cash flows for the six months ended March 31, 2005 and 2004 were the effects of certain non-cash investing and financing activities as follows:

	Six Months Ended March 31,
	Restated 2005	Restated 2004
Purchase of annual insurance financed with a note payable	$587,919	$222,348
Issuance of common stock for conversion of convertible notes payable	$1,128,109	$1,464,662
Warrants issued in conjunction with bridge loans	$1,141,126	$—
Deferred financing charges for convertible promissory notes	$—	$307,000
Purchase of property and equipment with note payable	$105,757	$77,347
Issuance of common stock for subscription receivable	$—	$350,000
Reclassification of line of credit to long-term debt	$500,000	$—
Stock options issued for stand-still agreement	$178,766	$—
Acquisition costs written off that are included in accounts payable	$598,654	$—
Debt issue costs written off that are included in accounts payable	$326,846	$—
Deferred offering costs written off that are included in accounts payable	$105,673	$—

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2004. As discussed further in Note 4, the consolidated financial statements and notes to the consolidated financial statements have been presented to reflect the sale of OKON, Inc. and the pending disposal of our 56% ownership in REN Corporation as assets and liabilities held for sale in the consolidated balance sheets, and as discontinued operations in the consolidated statements of operations for all periods presented. Operating results for the six months ended March 31, 2005 are not necessarily indicative of the results that may be realized for the full fiscal year ending September 30, 2005.

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

The Company has been successful in the past in obtaining debt and equity financing. For the years ended September 30, 2004 and 2003, the Company received net cash proceeds from the issuance of common stock of $4,706,951 and $1,577,100. For the years ended September 30, 2004 and 2003, the Company received cash proceeds from long-term debt and long-term convertible debt to stockholders of $565,000 and $2,505,000. On April 8, 2005, subsequent to quarter end, Rentech, Inc. entered into a Securities Purchase Agreement that provided it with gross proceeds of $9 million through a private placement of convertible preferred stock with M.A.G. Capital, LLC (formerly Mercator Advisory Group, LLC) through its designated funds, Monarch Pointe Fund, Ltd, Mercator Momentum Fund, III, LP, and Mercator Momentum Fund, LP, and with Pentagon Special Purpose Fund, Ltd. The agreement provided for a private placement of 90,000 shares of Rentech’s Series A Convertible Preferred Stock at $100 per share. See Note 13 for further details regarding this transaction.

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

Note 3 – Restatement of Consolidated Cash Flow Statements

On March 15, 2005 the Company was contacted by the Staff of the Securities and Exchange Commission during the course of a routine review of its periodic filings and made inquires regarding certain of the Company accounting policies. As a result of this inquiry, management re-evaluated the Company’s classification of certain items on the Consolidated Statements of Cash Flows. Following the evaluation, it was determined that the Consolidated Statements of Cash Flows for the six months ended March 31, 2005 and 2004 should be restated in the form 10-Q for the six months ended March 31, 2005. Although these errors did not result in any changes to

RENTECH, INC.

Notes to Consolidated Financial Statements

March 31, 2005 (Unaudited)

Note 3 – Restatement of Consolidated Cash Flow Statements (continued)

the Consolidated Balance Sheets, the Consolidated Statements of Operations or the Consolidated Statements of Stockholders’ Equity for any of the previously reported annual periods, the effect on the Statements of Cash Flows was considered material.

Certain items, including non-cash interest expense, acquisition costs, and debt issuance costs, were not properly classified in accordance with SFAS No. 95, “Statement of Cash Flows.” After review, we determined that these transactions were not properly classified between cash flows from operating activities, cash flows from investing activities and cash flows from financing activities. The cumulative effect of this accounting correction has no impact on the ending cash balance, net income or accumulated deficit for any of the six months ended March 31, 2005 and 2004.

Following is a summary of the effects of these restatements on the Company’s consolidated statements of cash flows for the six months ended March 31, 2005 and 2004:

Restated Consolidated Statements of Cash Flows

	As previously reported	Adjustments	As restated
March 31, 2005
Cash flows from operating activities	$(2,345,185)	$577,378	$(1,767,807)
Cash flows from investing activities	1,324,082	(695,914)	628,168
Cash flows from financing activities	1,142,247	118,536	1,260,783

	As previously reported	Adjustments	As restated
March 31, 2004
Cash flows from operating activities	$(2,610,030)	$287,058	$(2,322,972)
Cash flows from investing activities	115,189	(283,607)	(168,418)
Cash flows from financing activities	3,300,193	(3,451)	3,296,742

The adjustments noted above are primarily due to the re-classification of the following items –

Non-cash interest expense - The Company incurs non-cash interest expense when debt issue costs are amortized to interest expense. These amounts were previously reported in the statement of cash flows as cash flows from investing activities. The restated consolidated statements of cash flows classifies these amounts as adjustments to reconcile net loss to net cash used in operating activities.

Acquisition costs – During the fourth quarter of fiscal year 2004 and the first two quarters of fiscal year 2005, the Company incurred deferred acquisition costs in relation to its planned purchase of Royster-Clark Nitrogen. A portion of these costs were incurred at year-end, but not paid. The fiscal year 2004 statement of cash flows reported these costs as cash flows from investing activities. The restated consolidated cash flow statement shows these costs below the statement of cash flows as non-cash investing and financing activities.

RENTECH, INC.

Notes to Consolidated Financial Statements

March 31, 2005 (Unaudited)

Note 3 – Restatement of Consolidated Cash Flow Statements (continued)

Debt issuance costs – The Company paid legal and finder’s fees in relation to the issuance of convertible debt. Certain of these amounts were previously reported in the statements of cash flows as cash flows from investing activities. The restated consolidated statements of cash flows include these amounts as cash flows used in financing activities.

Note 4 – Assets Held for Sale and Discontinued Operations

OKON, Inc.

On March 8, 2005, Rentech entered into a Stock Purchase Agreement with Zinsser Co., Inc. for the sale by Rentech of all of its interest in the stock of OKON, Inc. By the terms of the agreement, Rentech sold 100% of the issued and outstanding stock of its wholly-owned subsidiary, OKON, Inc. to Zinsser Co., Inc. at the closing of the sale on March 8, 2005. Rentech was paid $1.7 million at the closing. In addition, Rentech is to be paid an additional $300,000 in monthly payments at the rate of seven percent of gross sales, less returns, of products sold in the future that are based on formulations and product technologies that OKON owned at the time of sale. We have recorded $150,000 of this receivable in current assets and $150,000 in other assets, as we expect to collect approximately one-half of this payment within one year from the closing date. The terms of the agreement provide that Rentech will indemnify Zinsser Co., Inc. against any unknown environmental liabilities incurred up to the date of sale. In addition, if the closing working capital amount agreed on between both parties, per the terms of the agreement, is less than $220,000, the shortage will be deducted from the $300,000 owed to Rentech.

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

RENTECH, INC.

Notes to Consolidated Financial Statements

March 31, 2005 (Unaudited)

Note 4 – Assets Held for Sale and Discontinued Operations (continued)

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

RENTECH, INC.

Notes to Consolidated Financial Statements

March 31, 2005 (Unaudited)

Note 4 – Assets Held for Sale and Discontinued Operations (continued)

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

March 31, 2005 (Unaudited)

Note 4 – Assets Held for Sale and Discontinued Operations (continued)

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

	March 31, 2005	September 30, 2004
	(Unaudited)
Cash	$12,669	$18,499
Accounts receivable, net	190,799	68,749
Costs and estimated earnings in excess of billings	—	162,757
Inventories	298,009	301,951
Prepaid expenses and other current assets	32,644	6,420

Total current assets held for sale	534,121	558,376
Property and equipment, net	306,875	285,931

Total assets held for sale	$840,996	$844,307

Accounts payable	$195,287	$178,819
Billings in excess of costs and estimated earnings	—	7,800
Accrued payroll and benefits	33,866	34,425
Accrued liabilities	40,202	54,680
Lines of credit payable	499,218	492,605
Current portion of long-term debt	30,493	45,696

Total current liabilities held for sale	799,066	814,025
Long-term debt, net of current portion	36,392	—

Total liabilities held for sale	$835,458	$814,025

Operating results of the discontinued operations from REN Corporation are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Revenue	$159,560	$261,496	$217,138	$384,006

Net loss	$(50,843)	$(60,954)	$(192,361)	$(189,782)

Note 5 - Inventories

Inventory from continuing operations was $0 as of March 31, 2005 and September 30, 2004. Inventories held for sale consisted of the following:

	March 31, 2005	September 30, 2004
Inventory held for sale:
Finished goods	$—	$99,919
Work in process	132,679	37,134
Raw materials	165,330	368,865

	$298,009	$505,918

RENTECH, INC.

Notes to Consolidated Financial Statements

March 31, 2005 (Unaudited)

Note 6 – Investment in Advanced Technology Companies

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

Note 7 – Debt

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

Under date of November 19, 2004, the Company issued three unsecured promissory notes for loans totaling $850,000. The Company paid $61,528 in debt issuance costs related to the promissory notes. The promissory notes mature November 18, 2005, and bear annual interest between 8.5% and 10.0% with principal and interest payable on November 18, 2005. In connection with the promissory notes, the Company issued stock purchase warrants for the purchase of 745,613 shares of common stock and entered into Registration Rights Agreements providing for the registration of the shares of common stock underlying the warrants. The warrants have an exercise price of $1.14 per share of common stock, and may be exercised for three years ending on November 18, 2007. The warrants were valued using the Black-Scholes option-pricing model, which resulted in debt issuance charges of $288,154. On February 17, 2005, Rentech was in default of these promissory notes as it failed to close on the acquisition of Royster-Clark Nitrogen. As a result of the default on the loan, the Company issued additional warrants to the

RENTECH, INC.

Notes to Consolidated Financial Statements

March 31, 2005 (Unaudited)

Note 7 – Debt (continued)

investors on the same terms as the original warrants for the purchase of 186,404 additional shares of its common stock at $1.14 per share. The warrants were valued using the Black-Scholes option-pricing model, which resulted in a charge to interest expense of $229,528. The Company paid a placement agent $42,500 for its services related to these promissory notes, which was recorded as debt issuance costs. In addition, the Company issued the placement agent 37,280 warrants to purchase the common stock of the Company. The warrants are exercisable at $1.14 per share and we valued using the Black-Scholes option-pricing model, which resulted in debt issuance costs of $14,407. As of March 31, 2005, the balance of the promissory notes, including principal and interest, was $692,516, which is shown net of unamortized debt issuance costs of $183,945.

Note 8 – Convertible Debt

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

Under date of November 19, 2004, the Company issued two unsecured promissory notes totaling $1,000,000. In connection with the promissory notes, the Company issued stock purchase warrants for the purchase of 877,192 shares of common stock and entered into Registration Rights Agreements providing for the registration of the shares of common stock underlying the warrants. The promissory notes mature November 18, 2005, and bear annual interest of 8.5% with principal and interest payable on November 18, 2005. The warrants have an exercise price of $1.14 per share of common stock, and may be exercised for three years ending on November 18, 2007. The warrants were valued using the Black-Scholes option-pricing model, which resulted in debt issuance charges of $339,005. On February 17, 2005, the Company was in default of these promissory notes as it failed to close on the acquisition of Royster-Clark Nitrogen. As a result of the default on the loan, Rentech issued additional warrants to the investor on the same terms as the original warrants for the purchase of 219,298 additional shares of its common stock at $1.14 per share, and has allowed for the conversion of the unpaid balances of the notes into common stock at the rate of $1.14 per share. The warrants were valued using the Black-Scholes option-pricing model, which resulted in a charge to

RENTECH, INC.

Notes to Consolidated Financial Statements

March 31, 2005 (Unaudited)

Note 8 – Convertible Debt (continued)

interest expense of $270,034. As of March 31, 2005, the balance of the promissory notes, including principal and interest, was $808,279, which is shown net of unamortized debt issuance costs of $216,406.

Note 9 – Lines of Credit

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

Note 10 – Related Party Transactions

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

Note 11 – Stockholders’ Equity

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

Note 12 – Segment Information

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Revenues:
Alternative fuels	$118,647	$112,827	$438,339	$180,558
Oil and gas field services	1,723,463	1,144,018	3,173,496	2,222,605

	$1,842,110	$1,256,845	$3,611,835	$2,403,163

Operating income (loss):
Alternative fuels	$(4,239,758)	$(1,512,583)	$(5,706,295)	$(2,864,529)
Oil and gas field services	384,523	163,660	638,436	245,727

	$(3,855,235)	$1,348,923)	$(5,067,859)	$(2,618,802)

Depreciation and amortization:
Alternative fuels	$111,303	$117,762	$221,089	$241,332
Oil and gas field services	46,584	39,423	90,981	74,274

	$157,887	$157,185	$312,070	$315,606

Interest expense:
Alternative fuels	$1,193,691	$178,769	$1,873,404	$516,245
Oil and gas field services	1,370	(547)	2,463	526

	$1,195,061	$178,222	$1,875,867	$516,771

Equity in net loss of investees:
Alternative fuels	$(212,949)	$(52,431)	$(384,102)	$(100,673)

RENTECH, INC.

Notes to Consolidated Financial Statements

March 31, 2005 (Unaudited)

Note 12 – Segment Information (continued)

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

RENTECH, INC.

Notes to Consolidated Financial Statements

March 31, 2005 (Unaudited)

Note 13 – Subsequent Events

On April 8, 2005, Rentech, Inc. entered into a Securities Purchase Agreement that provided it with gross proceeds of $9 million through a private placement of preferred stock with M.A.G. Capital, LLC (formerly Mercator Advisory Group, LLC) through its designated funds, Monarch Pointe Fund, Ltd, Mercator Momentum Fund, III, LP, and Mercator Momentum Fund, LP, and with Pentagon Special Purpose Fund, Ltd. (the “Investors”). The agreement provided for a private placement of 90,000 shares of Rentech’s Series A Convertible Preferred Stock at $100 per share. The preferred stock is convertible into shares of Rentech’s common stock at 80 percent of the volume weighted average price per share for the five trading days preceding any conversion, but not at more than $1.3852 or less than $0.80 per share. After registering the shares of common stock that could be acquired through conversion of the preferred shares, Rentech may, at its option, require the holders to convert all their preferred stock into common shares if the market price for the common stock for the preceding 20 trading days has been $2.70 or more per share. Such a conversion by Rentech is not allowed if it would make the stock held by the Investors through this transaction and the conversion exceed 9.99% of the common stock outstanding. The issuance of the Convertible Preferred Stock resulted in a beneficial conversion feature of $5,674,749. The Investors also acquired warrants for the purchase of 5,921,910 shares of common stock. The warrants may be exercised at a price of $1.61 per share for a term of three years, ending April 8, 2008. The warrants were valued using the Black-Scholes option-pricing model and adjusted to relative fair value in accordance with EITF’s 98-5 and 00-27, which resulted in additional paid in capital of $3,325,251. Under the terms of a Registration Rights Agreement with the Investors, Rentech is required to file a registration statement with the Securities and Exchange Commission by May 23, 2005 for the shares of common stock underlying the preferred stock and the warrants.

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

In addition to the compensation and warrants paid to the financial consultant, the Company issued 540,000 warrants as a breakup fee to other subscribers whose subscriptions for the purchase of preferred stock were not accepted by the Company. These warrants were issued under the same terms as the consultant warrants. These warrants were valued using the Black-Scholes option pricing model, which resulted in aborted offering expense of $375,682.

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

RENTECH, INC.

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

RENTECH, INC.

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

Selected Business Segment Information

The revenue and operating income (loss) amounts in this report are presented in accordance with accounting principles generally accepted in the United States of America. Segment information appearing in Note 12 of the Notes to the Consolidated Financial Statements is presented in accordance with SFAS 131, Disclosures about Segments of an Enterprise and Related Information.

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

RENTECH, INC.

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

Our alternative fuels segment provided service revenues, including revenue earned for technical services provided to certain customers related to the Rentech Process technology. These technical services were performed at our development and testing laboratory. Our service revenues for these technical services were $86,038 and $376,090 during the three and six months ended March 31, 2005 as compared to $82,828 and $122,695 during the three and six months ended March 31, 2004. The increase in these revenues reflects more contracts related to new potential

RENTECH, INC.

projects being considered by others who would license the Rentech Process. During the three and six months ended March 31, 2005, we recognized revenue of $86,038 and $218,106, or 100% and 58% of total technical services revenue, from our technical services agreement with Wyoming Business Council, which began in May 2004 and is expected to be completed in the third quarter of fiscal year 2005.

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

RENTECH, INC.

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

RENTECH, INC.

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

Interest Expense. Interest expense during the three and six months ended March 31, 2005 was $1,195,061 and $1,875,867, increased from $178,222 and $516,771 during the three and six months ended March 31, 2004. Of the increase during the three and six months ended March 31, 2005 of $1,016,839 and $1,359,096, 99% and 97% resulted from the recognition of non-cash interest expense. Total non-cash interest expense recognized during the three and six months ended March 31, 2005 was $1,068,091 and $1,601,191, compared to $65,135 and $285,166 during the three and six months ended March 31, 2004. Of the non-cash interest expense recognized in the three and six months ended March 31, 2005, $1,022,126 and $1,509,260, or 96% and 94%, was due to the amortization of debt issuance costs related to a line of credit and bridge loans entered into during the last quarter of fiscal year 2004 and the first quarter of fiscal year 2005 that were used to provide working capital and fund acquisition costs related to the planned purchase of Royster-Clark Nitrogen, Inc.

Total Other Expenses. Total other expenses increased to $1,407,696 and $2,257,505 during the three and six months ended March 31, 2005 from total other expenses of $226,115 and $613,701 during the three and six months ended March 31, 2004. The increase in total other expenses of $1,181,581 and $1,643,804 for the three and six months

RENTECH, INC.

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

RENTECH, INC.

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

Cost of sales for product sales is the cost of sales of our former paint business segment for sales of stains, sealers and coatings. During the three and six months ended March 31, 2005, our costs of sales for the paint business decreased by $88,917, or 33%, and by $52,904, or 11%, to $184,113 and $440,467 as compared to the three and six months ended March 31, 2004. The decrease in costs during the three and six months ended March 31, 2005 is due to the fact that OKON was sold on March 8, 2005, and the three and six month period for fiscal year 2005 includes 22 fewer calendar days when compared to fiscal year 2004.

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

RENTECH, INC.

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

Loss from operations for the industrial automation systems segment were $41,576 and $174,777 during the three and six months ended March 31, 2005 as compared to $87,904 and $294,602 during the three and six months ended March 31, 2004. The decrease in loss from operations of $46,328 and $119,825 during the three and six months ended March 31, 2005 was the result of a decrease in operating expenses of $58,697 and $133,093, which was due to certain cost cutting measures at REN as a result of its lack of new contracts.

Other Income (Expense)

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Other income (expense):
Interest expense	$(9,371)	$(11,779)	$(17,688)	$(25,810)

Total other income (expense)	$(9,371)	$(11,779)	$(17,688)	$(25,810)

RENTECH, INC.

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

RENTECH, INC.

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

RENTECH, INC.

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

RENTECH, INC.

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

RENTECH, INC.

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

Without capital to provide for our acquisition of an existing ammonia fertilizer plant and, if we do complete an acquisition, the substantial costs to retrofit a plant using natural gas as feedstock to use coal and to add our Fischer-Tropsch technology, and additional capital for the initial studies that we typically conduct to encourage Fischer-Tropsch projects, we would not realize revenues from such a plant, the Rentech Process, or from projects that might be developed by prospective licensees. This situation would delay commercialization of our technology. Our plan to realize new revenues from license fees, engineering services, royalties and catalyst sales would be delayed.

ANALYSIS OF CASH FLOW

The following table summarizes our Consolidated Statements of Cash Flows:

	Six Months Ended March 31,
	2005	2004
Net Cash (Used in) Provided by:
Operating activities	$(1,767,807)	$(2,322,972)
Investing activities	628,168	(168,418)
Financing activities	1,260,783	3,296,742

RENTECH, INC.

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

Write-off of Acquisition Costs, Debt Issue Costs and Offering Costs. We wrote-off $1,657,611 of abandoned acquisition costs, $901,846 of abandoned debt issue costs and $184,234 of abandoned offering costs in the six months ended March 31, 2005 related to the planned acquisition of Royster-Clark Nitrogen.

Non-Cash Interest Expense. Total non-cash interest expense recognized during the six months ended March 31, 2005 was $1,601,191, compared to $285,166 during the six months ended March 31, 2004. Of the non-cash interest expense recognized in the six months ended March 31, 2005, $1,509,260, or 94%, was due to the amortization of debt issuance costs related to a line of credit and bridge loans entered into during the last quarter of fiscal year 2004 and the first quarter of fiscal year 2005 that were used to provide working capital and fund acquisition costs related to the planned purchase of Royster-Clark Nitrogen, Inc.

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

Stock Options Issued for Services. During the six months ended March 31, 2005, we issued 30,000 options to a consultant during the six months ended March 31, 2005. These options were valued using the Black-Scholes option-pricing model, which resulted in consulting expense of $30,396.

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

Accounts Payable. Accounts payable increased by $544,614 during the six months ended March 31, 2005. This increase resulted from the timing of receiving and paying trade payables.

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

Net Cash Used in Operating Activities. The total net cash used in operations decreased to $1,767,807 during the six months ended March 31, 2005, as compared to $2,322,972 during the six months ended March 31, 2004.

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

Deposits and Other Assets. During the six months ended March 31, 2005, cash used for deposits and other assets increased $45,333.

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

Net Cash Provided by Investing Activities. The total net cash provided by investing activities increased to $628,168 during the six months ended March 31, 2005 as compared to net cash used of $168,418 during the six months ended March 31, 2004. The increase was primarily a result of the $1,700,000 in cash we received for the sale of OKON, Inc. in March of 2005.

Cash Flows From Financing Activities

Proceeds from Issuance of Common Stock. During the six months ended March 31, 2005, we received $1,233,889 in net cash proceeds from the issuance of common stock compared to $3,531,830 during the six months ended March 31, 2004.

Payment of Offering Costs. During the six months ended March 31, 2005, we paid $33,926 in offering costs as compared to $220,726 during the six months ended March 31, 2004.

RENTECH, INC.

Proceeds from Long-Term Debt and Notes Payable. During the six months ended March 31, 2005, we received proceeds from long-term debt and notes payable in the amount of $1,850,000, compared to $565,000 during the six months ended March 31, 2004.

Payment of Debt Issuance Costs. During the six months ended March 31, 2005, we paid $664,331 in debt issuance costs as compared to $0 during the six months ended March 31, 2004. Of the debt issuance costs paid in the current fiscal year, we wrote off $575,000 as abandoned debt issue costs.

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

Net Cash Provided by Financing Activities. The net cash provided by financing activities during the six months ended March 31, 2005 was $1,260,783, compared to $3,296,742 in cash provided by financing activities during the six months ended March 31, 2004.

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

RENTECH, INC.

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

RENTECH, INC.

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

RENTECH, INC.

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

RENTECH, INC.

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

RENTECH, INC.

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

RENTECH, INC.

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

RENTECH, INC.

ITEM 4.	CONTROLS AND PROCEDURES.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The annual meeting of shareholders was held on March 17, 2005. The results of the meeting were published in Item 8.01 of the Company’s Form 8-K filed with the Securities and Exchange Commission on March 23, 2005. The information required for this Item 4 is incorporated by reference from Item 8.01 of that Form 8-K.

RENTECH, INC.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit Index

3(i)	Amended and Restated Articles of Incorporation dated April 29, 2005.

3(ii)	Bylaws dated November 30, 2004 (incorporated by reference to Exhibit 3(ii) to Annual Report on Form 10-K filed December 9, 2004).

4.1	Shareholder Rights Plan dated January 18, 2005 (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on January 19, 2005).

10.1	Form of Stock Purchase Warrant issued in the 1999 private placement of securities (incorporated by reference to Exhibit 4.2 to Annual Report on Form 10-KSB for the year ended September 30, 1999 filed on January 12, 2000).

10.2	Form of Stock Purchase Warrant issued in the 2002 private placement of securities (incorporated by reference to the exhibits to Form S-3/A Amendment Two to Registration Statement No. 333-85682 filed on October 28, 2002).

10.3	Form of Registration Rights Agreement (incorporated by reference to the exhibits to Form S-3/A Amendment Two to Registration Statement No. 333-85682 filed on October 28, 2002).

10.4	Form of Non-statutory Stock Option Agreement (incorporated by reference to the exhibits to Form S-3/A Amendment Two to Registration Statement No. 333-85682 filed on October 28, 2002).

10.5	Form of Convertible Promissory Note issued under the 2003 private placement of convertible promissory notes (incorporated by reference to the exhibits to Quarterly Report on Form 10-Q dated February 13, 2004).

10.6	Form of Stock Purchase Warrant issued under the 2003 private placement of convertible promissory notes (incorporated by reference to the exhibits to Quarterly Report on Form 10-Q dated February 13, 2004).

10.7	Stock Purchase Warrant with Mitchell Technology Investments dated September 17, 2004 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed September 23, 2004).

10.8	Registration Rights Agreement with Mitchell Technology Investments dated September 17, 2004 (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed September 23, 2004).

10.9	Form of Promissory Note for December 2004 Short-Term Loan (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed December 7, 2004).

10.10	Form of Stock Purchase Warrant for December 2004 Short-Term Loan (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed December 7, 2004).

10.11	Form of Registration Rights Agreement for December 2004 Short-Term Loan (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K filed December 7, 2004).

10.12	Subscription Agreement dated April 8, 2005 for Placement of Preferred Stock (incorporated by reference to exhibits to Current Report on Form 8-K filed April 14, 2005).

RENTECH, INC.

10.13	Form of Stock Purchase Warrant dated April 8, 2005 for Placement of Preferred Stock (incorporated by reference to exhibits to Current Report on Form 8-K filed April 14, 2005)

10.14	Registration Rights Agreement dated April 8, 2005 for Placement of Preferred Stock (incorporated by reference to exhibits to Current Report on Form 8-K filed April 14, 2005).

10.15	License Agreement with Texaco Natural Gas, Inc. dated October 8, 1998 (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-KSB for the year ended September 30, 1998).

10.16	Technical Services Agreement dated June 14, 1999 between Rentech and Texaco Energy Systems, Inc. (incorporated by reference to Exhibit 10.7 to Rentech’s Annual Report on Form 10-K for the year ended September 30, 2001)

10.17	FT Solutions LLC Operating Agreement dated as of June 15, 2004 between Headwaters Technology Innovation Group, Inc. and Rentech, Inc. (incorporated by reference to the exhibits to Current Report on Form 8-K filed August 26, 2004).

10.18	Contribution Agreement dated as of June 15, 2004 Among Headwaters Technology Innovation Group, Inc., Rentech, Inc. and FT Solutions LLC (incorporated by reference to the exhibits to Current Report on Form 8-K filed August 26, 2004).

10.19	Patent and Trademark License Agreement dated June 15, 2004 Between Headwaters Technology Innovation Group, Inc. and FT Solutions LLC (incorporated by reference to the exhibits to Current Report on Form 8-K filed August 26, 2004).

10.20	Patent and Trademark License Agreement dated June 15, 2004 Between Rentech, Inc. and FT Solutions LLC (incorporated by reference to the exhibits to Current Report on Form 8-K filed August 26, 2004).

10.21	Patent and Trademark License Agreement dated as of June 15, 2004 Between FT Solutions LLC and Rentech, Inc. (incorporated by reference to the exhibits to Current Report on Form 8-K filed August 26, 2004).

10.22	Services Agreement Between Headwaters Technology Innovation Group, Inc., Rentech, Inc. and FT Solutions LLC (incorporated by reference to the exhibits to Current Report on Form 8-K filed August 26, 2004).

10.23	Services Contract with Wyoming Business Council dated June 7, 2004 (incorporated by reference to Exhibit No. 10.9 to the Current Report on Form 8-K filed June 7, 2004).

10.24	Technical Services Agreement with Clean Coal Power Resources, Inc. dated October 29, 2003 (incorporated by reference to Exhibit 10.1 to Rentech’s Current Report on Form 8-K dated December 11, 2003).

10.25	Letter of Intent with Pertamina dated October 2, 2001 (incorporated by reference to Exhibit No. 10.12 to Rentech’s Amendment No. Two to Registration Statement No. 333-85682 on Form S-3/A).

10.26	Memorandum of Understanding with GTL Bolivia, S.A. dated June 22, 2001 (incorporated by reference to Exhibit No. 10.14 to Rentech’s Amendment No. Two to Registration Statement No. 333-85682 on Form S-3/A).

10.27	Memorandum of Understanding with Jacobs Engineering U.K. Limited dated January 20, 2004, 1999 (incorporated by reference to exhibits to Current Report on Form 8-K filed January 29, 2004).

RENTECH, INC.

10.28	Memorandum of Understanding dated June 4, 2004 with the Independent State of New Guinea, Niugini Gas & Chemicals Pte Ltd and I&G Venture Capital Co. Ltd (incorporated by reference to Exhibit 99 to Current Report on Form 8-K filed June 30, 2004).

10.29	1990 Stock Option Plan (incorporated by reference to the exhibits to Registration Statement No. 33-37150-D on Form S-18).

10.30	1994 Stock Option Plan (incorporated by reference to the exhibits to Post-Effective Amendment No. 5 to Registration Statement No. 33-37150-D on Form S-18).

10.31	1996 Stock Option Plan (incorporated by reference to the exhibits to Current Report on Form 8-K dated December 18, 1996).

10.32	1998 Stock Option Plan (incorporated by reference to the exhibits to Registration Statement No. 333-95537 on Form S-8).

10.33	2001 Stock Option Plan (incorporated by reference to the exhibits to Annual Report on Form 10-K for the year ended September 30, 2002).

10.34	2003 Stock Option Plan (incorporated by reference to the exhibits to Annual Report on Form 10-K for the year ended September 30, 2002).

10.35	2005 Stock Option Plan (incorporated by reference to the exhibits to Quarterly Report on Form 10-K for the fiscal quarter ended December 31, 2004).

10.36	Employment Contract with executive officer of subsidiary REN Corporation (incorporated by reference from the exhibits to Rentech’s Annual Report on Form 10-K for the year ended September 30, 2001, filed December 28, 2001).

10.37	Employment Agreement with Charles B. Benham (incorporated by reference to Exhibit No. 10.18 to Amendment No. Two to Registration Statement No. 333-85682 on Form S-3/A filed on October 28, 2002).

10.38	Employment Agreement with Mark S. Bohn (incorporated by reference to Exhibit No. 10.19 to Amendment No. Two to Registration Statement No. 333-85682 on Form S-3/A filed on October 28, 2002).

10.39	Employment Agreement with Ronald C. Butz (incorporated by reference to Exhibit No. 10.20 to Amendment No. Two to Registration Statement No. 333-85682 on Form S-3/A filed on October 28, 2002).

10.40	Employment Agreement with Dennis L. Yakobson (incorporated by reference to Exhibit No. 10.22 to Amendment No. Two to Registration Statement No. 333-85682 on Form S-3/A filed on October 28, 2002).

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 15d – 14(a).

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

RENTECH, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RENTECH, INC.

Dated: July 15, 2005	/s/ Dennis L. Yakobson
Dennis L. Yakobson,
President and Chief Executive Officer

Dated: July 15, 2005	/s/ Geoffrey S. Flagg
Geoffrey S. Flagg
Chief Financial Officer