Form 10-Q/A
period 2005-03-31
RENTECH INC /CO/
filed 2005-07-26
CIK 868725

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

Explanatory Note

This Amendment on Form 10-Q/A Amendment No. 2 to the Quarterly Report on Form 10-Q for the six months ended March 31, 2005 of Rentech, Inc. (our “Original Filing”) is being filed in order to correct our previously issued consolidated statements of cash flows for the six months ended March 31, 2005 and 2004. The correction is to show, on the statements of cash flows, a reconciliation of the ending cash balance per the statements of cash flows to the ending cash balance per the balance sheets. The reconciliation accomplishes this by presenting the ending cash balances included in discontinued operations as well as the ending cash balances included in continuing operations. The cumulative effect of adding this reconciliation has no impact on the ending cash balance, net income or accumulated deficit for any of the six months ended March 31, 2005 and 2004.

This amendment amends and restates the entire 10-Q for the six months ended March 31, 2005. The primary change is in the consolidated statements of cash flows.

Except as otherwise expressly stated, the information in the Amendment No. 2 is as of May 9, 2005, the date on which the original Form 10-Q was filed, and this Amendment does not purport to provide an update or discussion of any developments subsequent to the original filing.

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

RENTECH, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended March 31,
	Restated 2005	Restated 2004
Cash flows from operating activities
Net loss	$(6,908,302)	$(3,593,022)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	213,088	220,114
Amortization	128,778	161,323
(Gain) loss on disposal of fixed assets	(723)	3,640
Write off of acquisition costs	1,657,611	—
Write off of debt issue costs	901,846	—
Write off of offering costs	184,234	—
Non-cash interest expense	1,601,191	285,166
Non-cash lease commission expense	1,892	1,892
Equity in loss of investee	384,102	100,673
Minority interest in net loss of subsidiary	—	(130,470)
Accrued interest expense	58,098	36,666
Gain on sale of subsidiary	(699,244)	—
Salaries expense paid through debt	—	357,877
Common stock issued for services	9,759	61,120
Stock options and warrants issued for services	30,396	28,522
Changes in operating assets and liabilities
Accounts receivable	(182,158)	(89,880)
Costs and estimated earnings in excess of billings	66,184	460,477
Other receivables and receivable from related party	43,144	(56,489)
Inventories	(65,147)	17,669
Prepaid expenses and other current assets	251,121	61,048
Accounts payable	544,614	(16,956)
Billings in excess of costs and estimated earnings	(115,080)	11,395
Accrued liabilities, accrued payroll and other	126,789	(243,737)

Net cash used in operating activities	(1,767,807)	(2,322,972)

Cash flows from investing activities
Purchase of property and equipment	(109,792)	(85,867)
Proceeds from disposal of fixed assets	3,719	—
Proceeds from sale of subsidiary	1,700,000	—
Payments of acquisition costs	(466,247)	—
Deposits and other assets	(45,333)	17,962
Cash used in purchase of investments	(454,179)	(100,513)

Net cash (used) provided by investing activities	628,168	(168,418)

Cash flows from financing activities
Proceeds from issuance of common stock	1,233,889	3,531,830
Payment of offering costs	(33,926)	(220,726)
Proceeds from long-term debt and notes payable	1,850,000	565,000
Payment of debt issuance costs	(664,331)	—
Payments on line of credit, net	(643,387)	(123,442)
Payments on long-term convertible debt and notes payable	(481,462)	(455,920)

Net cash provided by financing activities	1,260,783	3,296,742

Increase (decrease) in cash	121,144	805,352
Cash, beginning of period	255,417	815,763

Cash, end of period	$376,561	$1,621,115

Less cash included in discontinued operations, end of period	(12,669)	(56,560)

Cash included in continuing operations, end of period	363,892	1,564,555

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

Cash increased during the six months ended March 31, 2005 by $121,144 compared to an increase of $805,352 during the six months ended March 31, 2004. These changes increased the ending cash balance at March 31, 2005 to $376,561, which was comprised of cash included in continuing operations of $363,892 and cash included in discontinued operations of $12,669, and increased the ending cash balance at March 31, 2004 to $1,621,115, which was comprised of cash included in continuing operations of $1,564,555 and cash included in discontinued operations of $56,560.

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

RENTECH, INC.

Dated: July 26, 2005	/s/ Dennis L. Yakobson
Dennis L. Yakobson,
President and Chief Executive Officer

Dated: July 26, 2005	/s/ Geoffrey S. Flagg
Geoffrey S. Flagg
Chief Financial Officer