Form 10-Q
period 2005-06-30
RENTECH INC /CO/
filed 2005-08-09
CIK 868725

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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

The number of shares of the Registrant’s common stock outstanding as of August 5, 2005 was 93,567,073.

RENTECH, INC.

Form 10-Q

Third Quarter ended June 30, 2005

RENTECH, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Consolidated Balance Sheets

	June 30, 2005 (Unaudited)	September 30, 2004
Assets
Current assets
Cash and cash equivalents	$6,791,200	$245,064
Accounts receivable, net of $136,255 and $136,255 allowance for doubtful accounts	1,029,489	770,028
Costs and estimated earnings in excess of billings	—	14,253
Other receivables	366,847	78,133
Receivable from related party	22,594	18,868
Prepaid expenses and other current assets	187,772	15,566
Assets held for sale, current	494,389	1,099,230

Total current assets	8,892,291	2,241,142

Property and equipment, net of accumulated depreciation of $2,102,590 and $1,832,768	3,364,411	3,405,465
Other assets
Licensed technology, net of accumulated amortization of $2,706,675 and $2,535,089	724,473	896,059
Goodwill, net of accumulated amortization of $30,725	166,713	166,713
Investment in advanced technology companies (Note 5)	611,500	611,500
Technology rights, net of accumulated amortization of $223,003 and $201,422	64,743	86,324
Deferred acquisition costs	—	413,944
Debt issuance costs	54,918	322,469
Deposits and other assets	222,148	74,986
Assets held for sale, non-current	306,875	1,160,686

Total other assets	2,151,370	3,732,681

Total assets	$14,408,072	$9,379,288

(Continued on following page)

See notes to consolidated financial statements

RENTECH, INC.

Consolidated Balance Sheets

(Continued from previous page)

	June 30, 2005 (Unaudited)	September 30, 2004

Liabilities And Stockholders’ Equity
Current liabilities
Accounts payable	$641,689	$406,085
Billings in excess of costs and estimated earnings	17,906	107,280
Accrued payroll and benefits	502,241	351,801
Deferred compensation	452,340	434,646
Accrued liabilities	210,428	197,971
Convertible notes payable to related parties (Note 9)	195,594	185,166
Lines of credit payable (Note 8)	—	692,509
Current portion of long-term debt (Note 6)	1,084,798	55,183
Current portion of long-term convertible debt to related parties (Note 7)	913,990	55,733
Liabilities held for sale, current	774,996	1,021,421

Total current liabilities	4,793,982	3,507,795

Long-term liabilities
Long-term debt, net of current portion (Note 6)	1,329,396	1,079,498
Long-term convertible debt to related parties, net of current portion (Note 7)	1,145,437	1,657,210
Lessee deposits	7,485	7,485
Investment in Sand Creek Energy, LLC	16,689	18,911
Investment in FT Solutions LLC	—	70,525
Liabilities held for sale, non-current	34,401	—

Total long-term liabilities	2,533,408	2,833,629

Total liabilities	7,327,390	6,341,424

Minority interest	—	—

Commitments and contingencies
Stockholders’ equity (Note 10)
Preferred stock - $10 par value; 1,000,000 shares authorized and 90,000 Series A convertible preferred shares outstanding, net of unamortized beneficial conversion feature of $441,369, liquidation preference of $9,000,000	458,631	—
Common stock - $.01 par value; 250,000,000 shares authorized; 93,492,073 and 89,708,509 shares issued and outstanding	934,921	897,085
Additional paid-in capital	71,427,295	49,790,518
Accumulated deficit	(65,740,165)	(47,649,739)

Total stockholders’ equity	7,080,682	3,037,864

Total liabilities and stockholders’ equity	$14,408,072	$9,379,288

See notes to consolidated financial statements

RENTECH, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Revenues
Service revenues	$1,856,952	$1,629,020	$5,468,787	$4,032,183

Cost of sales
Service costs	1,293,735	1,161,094	4,006,997	2,779,086

Gross profit	563,217	467,926	1,461,790	1,253,097
Operating expenses
General and administrative expense	2,190,386	1,212,495	7,767,680	4,000,111
Depreciation and amortization	102,962	104,529	311,694	341,726
Research and development	58,797	189,998	239,203	569,158

Total operating expenses	2,352,145	1,507,022	8,318,577	4,910,995

Operating loss	(1,788,928)	(1,039,096)	(6,856,787)	(3,657,898)

Other income (expenses)
Equity in loss of investee	(192,305)	(40,970)	(576,407)	(141,643)
Interest income	39,142	3,832	40,883	11,215
Interest expense	(475,300)	(143,457)	(2,351,167)	(660,228)
Gain (loss) on disposal of fixed assets	484	—	1,207	(3,640)

Total other income (expense)	(627,979)	(180,595)	(2,885,484)	(794,296)

Minority interest in subsidiary’s net loss	—	—	—	—

Net loss from continuing operations before income taxes	(2,416,907)	(1,219,691)	(9,742,271)	(4,452,194)
Income tax benefit	—	—	138,467	—

Net loss from continuing operations	(2,416,907)	(1,219,691)	(9,603,804)	(4,452,194)

Discontinued operations:
Net loss from discontinued operations	(45,836)	35,604	(328,018)	(324,915)
Gain on sale of discontinued operations, net of tax of $138,467	—	—	560,777	—

	(45,836)	35,604	232,759	(324,915)

Net loss	$(2,462,743)	$(1,184,087)	$(9,371,045)	$(4,777,109)

Deemed dividend related to beneficial conversion feature and warrants (Note 10)	(8,558,631)	—	(8,558,631)	—

Net loss applicable to common stockholders	$(11,021,374)	$(1,184,087)	$(17,929,676)	$(4,777,109)

Basic and diluted loss per common share:
Continuing operations, including dividend	$(0.117)	$(0.014)	$(0.198)	$(0.052)
Discontinued operations	$(0.001)	$0.001	$0.003	$(0.004)

Basic and diluted loss per common share	$(0.118)	$(0.013)	$(0.195)	$(0.056)

Basic and diluted weighted-average number of common shares outstanding	93,442,091	88,241,193	92,078,900	84,768,418

See notes to consolidated financial statements

RENTECH, INC.

Consolidated Statement of Stockholders’ Equity

(Unaudited)

	Convertible Preferred Stock				Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Series A		Series C		Shares	Amount
	Shares	Amount	Shares	Amount
Balance, September 30, 2004 (audited)	—	$—			$89,708,509	$897,085	$49,790,518	$(47,649,739)	$3,037,864
Common stock issued for options and warrants exercised (Note 10)	—	—			1,520,766	15,208	1,450,758	—	1,465,966
Common stock issued for conversion of convertible notes	—	—			2,256,219	22,562	1,105,547	—	1,128,109
Stock options granted for stand-still agreement (Note 10)	—	—			—	—	178,766	—	178,766
Stock options granted for services	—	—			—	—	136,827	—	136,827
Warrants issued in conjunction with bridge loans(Notes 6 and 7)					—	—	1,141,126	—	1,141,126
Warrants issued in conjunction with break-up fees (Note 10)					—	—	501,901	—	501,901
Common stock issued for services	—	—			6,579	66	9,693	—	9,759
Preferred stock issued, net of offering costs (Note 10)	90,000	458,631					7,856,369		8,315,000
Deemed dividend on preferred stock (Note 10)							8,558,631	(8,558,631)	—
Cash dividends paid on preferred stock (Note 10)								(160,750)	(160,750)
Offering costs of convertible notes (Note 10)							697,159		697,159
Net loss for the nine months ended June 30, 2005	—	—			—	—	—	(9,371,045)	(9,371,045)

Balance, June 30, 2005	90,000	$458,631			$93,492,073	$934,921	$71,427,295	$(65,740,165)	$7,080,682

See notes to consolidated financial statements

RENTECH, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended June 30,
	2005	2004
Cash flows from operating activities
Net loss	$(9,371,045)	$(4,777,109)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	309,494	322,116
Amortization	193,167	241,987
(Gain) loss on disposal of fixed assets	(1,207)	3,640
Write off of acquisition costs	1,807,057	—
Write off of debt issue costs	901,846	—
Write off of offering costs	184,234	—
Non-cash interest expense	1,972,619	331,132
Non-cash lease commission expense	2,838	2,838
Equity in loss of investee	576,407	141,643
Minority interest in net loss of subsidiary	—	(129,005)
Accrued interest expense	104,940	36,666
Gain on sale of subsidiary	(699,244)	—
Salaries expense paid through debt	—	357,877
Common stock issued for services	9,759	67,282
Stock options and warrants issued for services and aborted offering costs	417,921	28,522
Changes in operating assets and liabilities
Accounts receivable	(151,338)	(127,809)
Costs and estimated earnings in excess of billings	177,010	147,078
Other receivables and receivable from related party	(142,440)	(57,062)
Inventories	(64,542)	92,029
Prepaid expenses and other current assets	417,810	77,194
Accounts payable	348,172	(9,256)
Billings in excess of costs and estimated earnings	(97,174)	284,615
Accrued liabilities, accrued payroll and other	21,136	(128,878)

Net cash used in operating activities	(3,082,580)	(3,094,500)

Cash flows from investing activities
Purchase of property and equipment	(148,149)	(123,677)
Proceeds from disposal of fixed assets	8,219	—
Proceeds from sale of subsidiary	1,700,000	—
Payments of acquisition costs	(1,150,101)	—
Deposits and other assets	(44,634)	16,806
Cash used in purchase of investments	(649,155)	(139,835)

Net cash used by investing activities	(283,820)	(246,706)

Cash flows from financing activities
Proceeds from issuance of common stock	1,465,966	3,975,831
Proceeds from issuance of preferred stock, net	8,315,000	—
Payment of dividends on preferred stock	(160,750)	—
Payment of offering costs	(169,618)	(223,925)
Proceeds from long-term debt and notes payable	2,847,708	568,476
Payment of debt issuance costs	(991,177)	—
Payments on line of credit, net	(643,387)	(6,719)
Payments on long-term convertible debt and notes payable	(719,920)	(517,067)

Net cash provided by financing activities	9,943,822	3,796,596

Increase in cash	6,577,422	455,390
Cash and cash equivalents, beginning of period	255,417	815,763

Cash and cash equivalents, end of period	6,832,839	1,271,153
Less cash included in discontinued operations, end of period	(41,639)	(56,805)

Cash and cash equivalents included in continuing operations, end of period	$6,791,200	$1,214,348

(Continued on following page)

See notes to consolidated financial statements

RENTECH, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(Continued from previous page)

For the nine months ended June 30, 2005 and 2004, the Company made cash interest payments of $301,218 and $328,985. Excluded from the statements of cash flows for the nine months ended June 30, 2005 and 2004 were the effects of certain non-cash investing and financing activities as follows:

	Nine Months Ended June 30,
	2005	2004
Purchase of annual insurance financed with a note payable	$587,919	$222,348
Issuance of common stock for conversion of convertible notes payable	$1,128,109	$1,578,759
Warrants issued in conjunction with bridge loans	$1,141,126	$—
Deferred financing charges for convertible promissory notes	$315,685	$307,000
Warrants issued in conjunction with convertible notes	$381,474	$—
Warrants issued in conjunction with preferred stock	$3,513,009	$—
Purchase of property and equipment with note payable	$140,733	$77,347
Issuance of common stock for subscription receivable	$—	$384,000
Reclassification of line of credit to long-term debt	$500,000	$—
Stock options and warrants issued as acquisition costs	$305,150	$—
Acquisition costs written off that were included in accounts payable	$62,138	$—
Deferred offering costs written off that were included in accounts payable	$30,019	$—

See notes to consolidated financial statements

RENTECH, INC.

Notes to Consolidated Financial Statements

June 30, 2005 (Unaudited)

Note 1 – Description of Business and Basis of Presentation

Description of Business

Rentech, Inc. (“Rentech”, “we”, or “the Company”) was incorporated in 1981 to develop and market processes, using Fischer-Tropsch technology (“the Rentech Process”), for conversion of synthesis gas derived from low-value, carbon-bearing solids or gases into high-value hydrocarbons, including high-grade diesel fuel, naphthas and waxes. Our business historically has focused on research and development of our Fischer-Tropsch (F-T) technology and licensing it to third parties.

In addition to our F-T alternative fuels segment, we owned interests in two subsidiaries as of June 30, 2005. These are our oil and gas field services segment conducted through Petroleum Mud Logging, Inc., which is wholly owned, and REN Corporation, of which we owned 56% as of June 30, 2005. In the second quarter of the current fiscal year, the Board of Directors decided to dispose of our 56% ownership in REN Corporation. Effective August 1, 2005, we sold our 56% ownership interest in REN Corporation. The purchasing entity was REN Holding Corporation (RHC), an Oklahoma corporation, consisting of a management group previously involved in REN. The sales price of the transaction was $1,175,000, payable in the form of earn-out payments based on RHC’s qualified cash receipts. These qualified cash receipts are intended to include payments for sales and services received by REN from its customers. Not included as qualified cash receipts are any cash proceeds from loans, investments or collection of accounts receivable in existence as of June 30, 2005 and other non-operating revenues.

On March 8, 2005, we sold our entire interest in our wholly owned subsidiary, OKON, Inc. Rentech was previously engaged in the manufacture and sale of stains, sealers and coatings through OKON. The sale included all the assets and intellectual properties of OKON. The stock of OKON was sold to Zinsser Co., Inc. according to the terms of a Stock Purchase Agreement dated March 8, 2005. The aggregate sales price was $2.0 million. Of this amount, $1.7 million was received at the closing of the sale and $300,000 is to be paid in monthly payments at the rate of seven percent of gross sales, less returns, of products sold in the future that are based on OKON formulations and technologies. Proceeds of this transaction were used primarily to pay down short-term debt.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2004. As discussed further in Note 3, the consolidated financial statements and notes to the consolidated financial statements have been presented to reflect the sale of OKON, Inc. and the pending sale of our 56% ownership in REN Corporation as of June 30, 2005, which was sold effective August 1, 2005, as assets and liabilities held for sale in the consolidated balance sheets, and as discontinued operations in the consolidated statements of operations for all periods presented. Operating results for the nine months ended June 30, 2005 are not necessarily indicative of the results that may be realized for the full fiscal year ending September 30, 2005.

Reclassifications

Certain prior period amounts have been reclassified to conform to the fiscal year 2005 presentation.

RENTECH, INC.

Notes to Consolidated Financial Statements

June 30, 2005 (Unaudited)

Note 1 – Description of Business and Basis of Presentation (continued)

Management’s Plans

From the Company’s inception on December 18, 1981 through June 30, 2005, the Company has incurred losses in the amount of $65,740,165. For the nine months ended June 30, 2005, the Company recognized a $9,603,804 net loss from continuing operations. If the Company does not operate at a profit in the future, the Company may be unable to continue its operations at the present level.

During fiscal 2004 we expanded our original business strategy of licensing our technology to include deploying the Rentech Process in existing domestic fertilizer plants that we may acquire and in other selected domestic and international projects. In the United States, we are planning to acquire interests in existing nitrogen fertilizer plants currently using natural gas as feedstock. We plan to convert these plants to use coal or refinery residues, which are readily available and less expensive as feedstocks, and to add the Rentech Process to produce Fischer-Tropsch liquid hydrocarbon products in addition to the nitrogen fertilizers already being produced by the plants. We believe that converting domestic plants in this manner would enable us to utilize our technology in a commercial scale plant, and, we believe, greatly improve our financial results, as well as deploy our technology more rapidly in less risky circumstances than in international projects. Our initial contract for this objective was dated December 10, 2004 and was with Royster-Clark, Inc. It provided for our purchase of Royster-Clark Nitrogen, Inc., and thereby our acquisition of its nitrogen fertilizer plant located in East Dubuque, Illinois. This contract expired on March 18, 2005. In the nine months ended June 30, 2005, we expensed $1,807,057 as abandoned acquisition costs and $901,846 as abandoned debt issue costs related to the termination of the contract with Royster-Clark, Inc. Since expiration of the contract on March 18, 2005, we have been continuing to work with Royster-Clark, Inc. to begin the conversion of the plant to a coal-fed gasification process to produce Fischer-Tropsch ultra-clean fuels and surplus electricity, and, in addition, to increase the production of nitrogen fertilizers. We entered into a contract with Fluor Enterprises, Inc. on March 22, 2005 to conduct a study on the first phase of the front-end engineering and design necessary for converting the plant.

The Company has been successful in the past in obtaining debt and equity financing. For the years ended September 30, 2004 and 2003, the Company received net cash proceeds from the issuance of common stock of $4,706,951 and $1,577,100. For the years ended September 30, 2004 and 2003, the Company received cash proceeds from long-term debt and long-term convertible debt to stockholders of $565,000 and $2,505,000. On April 8, 2005, Rentech, Inc. entered into a Securities Purchase Agreement that provided it with gross proceeds of $9 million through a private placement of convertible preferred stock with M.A.G. Capital, LLC (formerly Mercator Advisory Group, LLC) through its designated funds, Monarch Pointe Fund, Ltd, Mercator Momentum Fund, III, LP, and Mercator Momentum Fund, LP, and with Pentagon Special Purpose Fund, Ltd. The agreement provided for a private placement of 90,000 shares of Rentech’s Series A Convertible Preferred Stock at $100 per share. See Note 10 for further details regarding this transaction. On May 20, 2005, the Company issued two convertible promissory notes to directors of the company totaling $1,000,000.

Historically, we have relied for working capital upon private placements of our equity represented by our common stock or securities convertible into common stock, supplemented by debt financing. On March 17, 2005, our shareholders approved an amendment to our Restated Articles of Incorporation to increase the number of authorized shares of common stock from 150,000,000 to 250,000,000. Effective August 1, 2005, we sold our 56% ownership in REN Corporation to a group led by the minority shareholder. We are also considering selling Petroleum Mud Logging. In addition, in conjunction with Republic Financial Corporation, our co-owner, we are seeking a buyer to purchase our one-half interest in the assets of Sand Creek Energy, LLC. We believe that our current available cash, revenues from operations, and the potential sale of assets will be sufficient to meet our cash operating requirements through the fiscal year ended September 30, 2005.

RENTECH, INC.

Notes to Consolidated Financial Statements

June 30, 2005 (Unaudited)

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

Dividend Related to Beneficial Conversion Feature of Preferred Stock

The issuance of Series A Convertible Preferred Stock during the three months ended June 30, 2005 resulted in the recognition of a beneficial conversion feature of $5,674,749. A beneficial conversion feature (“BCF”) is recorded as a dividend to the preferred stockholders, and is calculated as the difference between the value of proceeds allocated to the preferred stock and the fair market value on the transaction date of the common stock issuable upon conversion. The amount of the BCF cannot exceed the proceeds allocated to the preferred stock in the transaction. The BCF is amortized to deemed dividends over the minimum period from the date of issuance to the earliest date at which the preferred stockholder can convert their shares into common stock.

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

For the nine months ended June 30, 2005 and 2004, stock options for a total of 3,120,000 and 3,179,419 shares, stock warrants for a total of 12,475,435 and 2,882,904 shares, total convertible debt which is convertible into shares of common stock of 3,932,494 and 4,799,506 shares and total Series A convertible preferred stock which is convertible into a maximum number of shares of common stock of 11,250,000 and 0 were not included in the computation of diluted loss per share because their effect was anti-dilutive.

Stock Option Plans

The Company applies Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for all stock option plans. Under APB Opinion 25, compensation cost is recognized for stock options issued to employees when the exercise price of the Company’s stock options granted is less than the market price of the underlying common stock on the date of grant. Statement of Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” requires the Company to provide pro forma information regarding net loss as if compensation cost for the Company’s stock options plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123. To provide the required pro forma information, the Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model. The Company applies Financial Accounting Standards Board (“FASB”) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation (“FIN 44”). FIN 44 clarifies the application of APB Opinion 25 for certain issues related to stock issued to employees. Under the accounting provisions for SFAS No. 123, the Company’s net loss and net loss per share would have been increased by the pro forma amounts indicated in the following table:

RENTECH, INC.

Notes to Consolidated Financial Statements

June 30, 2005 (Unaudited)

Note 2 – Summary of Certain Significant Accounting Policies (continued

Stock Option Plans (continued)

	Nine Months Ended June 30,
	2005	2004
Net loss from continuing operations
As reported	$(18,162,435)	$(4,452,194)
Pro forma	$(18,289,452)	$(4,615,716)
Net loss per common share from continuing operations
As reported	$(.198)	$(.052)
Pro forma	$(.199)	$(.054)
Net loss from discontinued operations
As reported	$232,759	$(324,915)
Pro forma	$232,759	$(324,915)
Net loss per common share from discontinued operations
As reported	$.003	$(.004)
Pro forma	$.003	$(.004)
Total net loss applicable to common stockholders
As reported	$(17,929,676)	$(4,777,109)
Pro forma	$(18,056,693)	$(4,940,631)
Total net loss per common share
As reported	$(.195)	$(.056)
Pro forma	$(.196)	$(.058)

Minority Interest

Minority interests in the net assets of subsidiaries are reflected separately in the consolidated financial statements below long-term liabilities. Minority interests in the net loss of a subsidiary are reflected as an addition to consolidated net loss, reduced by the excess of any losses applicable to the minority interest in a subsidiary that exceed the minority interest in the equity capital of the subsidiary. The Company accounts for the excess loss in accordance with Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (“ARB 51”) as the minority interest shareholders have no obligation to fund such losses. As of June 30, 2005, the Company had a cumulative minority interest excess loss of $236,560, including $101,641 in the nine months ended June 30, 2005, which was charged against the majority interest on the Consolidated Statement of Operations, reducing the total minority interest to $0 for the nine months ended June 30, 2005.

RENTECH, INC.

Notes to Consolidated Financial Statements

June 30, 2005 (Unaudited)

Note 3 – Assets Held for Sale and Discontinued Operations

OKON, Inc.

On March 8, 2005, Rentech entered into a Stock Purchase Agreement with Zinsser Co., Inc. for the sale by Rentech of all of its interest in the stock of OKON, Inc. By the terms of the agreement, Rentech sold 100% of the issued and outstanding stock of its wholly-owned subsidiary, OKON, Inc. to Zinsser Co., Inc. at the closing of the sale on March 8, 2005. Rentech was paid $1.7 million at the closing. In addition, Rentech is to be paid an additional $300,000 in monthly payments at the rate of seven percent of gross sales, less returns, of products sold in the future that are based on formulations and product technologies that OKON owned at the time of sale. We have recorded $150,000 of this receivable in current assets and $150,000 in other assets, as we expect to collect approximately one-half of this payment within one year from June 30, 2005. The terms of the agreement provide that Rentech will indemnify Zinsser Co., Inc. against any unknown environmental liabilities incurred up to the date of sale. In addition, if the closing working capital amount agreed on between both parties, per the terms of the agreement, is less than $220,000, the shortage will be deducted from the $300,000 owed to Rentech.

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

RENTECH, INC.

Notes to Consolidated Financial Statements

June 30, 2005 (Unaudited)

Note 3 – Assets Held for Sale and Discontinued Operations (continued)

(2)	The aggregate sales price is $2.0 million. Of this amount, $1.7 million was received at the closing of the sale and $300,000 is to be paid in monthly payments at the rate of seven percent of gross sales, less returns, of products sold in the future that are based on OKON formulations and technologies.

(3)	Includes the value of the extension of 61,000 stock options that were previously issued to two executives as an incentive to remain employed with OKON, Inc. through the close of the sale transaction. The extension of the options was valued using the Black-Scholes option-pricing model.

(4)	Includes the value of 10,000 stock options issued to each of two executives as an incentive to remain employed with OKON, Inc. through the close of the sale transaction. The options were valued using the Black-Scholes option-pricing model.

The assets and liabilities of OKON, Inc. as of March 8, 2005, immediately prior to sale, were as follows:

March 8, 2005
Accounts receivable, net	$154,636
Inventories	273,056

Total current assets held for sale	427,692
Property and equipment, net	21,173
Goodwill, net	839,841
Deposits and other assets	6,226

Total assets held for sale	$1,294,932

Accounts payable	$143,985
Accrued payroll and benefits	56,963
Accrued liabilities	22,650

Total current liabilities held for sale	223,598

Total liabilities held for sale	$223,598

RENTECH, INC.

Notes to Consolidated Financial Statements

June 30, 2005 (Unaudited)

Note 3 – Assets Held for Sale and Discontinued Operations (continued)

Effective with the second quarter of fiscal year 2005, this business is reflected as a discontinued operation in the consolidated statements of operations. All prior period results have been reclassified to reflect this presentation. The assets and liabilities attributable to this business as of June 30, 2005 are $0 in the consolidated balance sheet for that period, and they have been classified in the consolidated balance sheet as of September 30, 2004 as assets and liabilities held for sale and consist of the following:

September 30, 2004
Cash	$(8,146)
Accounts receivable, net	333,363
Inventories	203,967
Prepaid expenses and other current assets	11,670

Total current assets held for sale	540,854
Property and equipment, net	28,688
Goodwill, net	839,841
Deposits and other assets	6,226

Total assets held for sale	$1,415,609

Accounts payable	$115,397
Accrued payroll and benefits	58,112
Accrued liabilities	33,887

Total current liabilities held for sale	207,396

Total liabilities held for sale	$207,396

Operating results of the discontinued operations from OKON, Inc. are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Revenue	$—	$693,771	$846,141	$1,615,512

Net income (loss)	$—	$45,604	$(89,821)	$(125,133)

REN Corporation

In the second quarter of fiscal year 2005, the Company’s Board of Directors decided to dispose of Rentech’s 56% ownership in REN Corporation. Effective August 1, 2005, the Company sold its 56% ownership interest in REN Corporation. The purchasing entity was REN Holding Corporation (RHC), an Oklahoma corporation, consisting of a management group previously involved in REN. The sales price of the transaction was $1,175,000, payable in the form of earn-out payments based on RHC’s qualified cash receipts. These qualified cash receipts are intended to include payments for sales and services received by REN from its customers. Not included as qualified cash receipts are any cash proceeds from loans, investments or collection of accounts receivable in existence as of June 30, 2005 and other non-operating revenues. The earn-out will be paid based on 5% of REN Corporation’s qualified cash receipts up to the first $2,500,000 per year and at a rate of 10% of qualified cash receipts in excess of $2,500,000 per year. The earn-out payment will continue indefinitely until Rentech collects the $1,175,000. The Company incurred closing costs of approximately $25,000 on the sale. The Company estimates additional losses from discontinued operations of approximately $40,000 from the beginning of the fourth quarter through the disposal date. Pursuant to the terms of the agreement, the buyer is responsible for all contingent liabilities that now exist or might be incurred after the date of disposal.

Effective with the second quarter of fiscal year 2005, this business is reflected as a discontinued operation in the consolidated statement of operations. All prior period results have been reclassified to reflect this presentation. The

RENTECH, INC.

Notes to Consolidated Financial Statements

June 30, 2005 (Unaudited)

Note 3 - Assets Held for Sale and Discontinued Operations (continued)

assets and liabilities attributable to this business have been classified in the consolidated balance sheets as assets and liabilities held for sale and consist of the following:

	June 30, 2005 (Unaudited)	September 30, 2004
Cash	$41,639	$18,499
Accounts receivable, net	139,353	68,749
Costs and estimated earnings in excess of billings	—	162,757
Inventories	297,404	301,951
Prepaid expenses and other current assets	15,993	6,420

Total current assets held for sale	494,389	558,376
Property and equipment, net	306,875	285,931

Total assets held for sale	$801,264	$844,307

Accounts payable	$170,643	$178,819
Billings in excess of costs and estimated earnings	—	7,800
Accrued payroll and benefits	33,634	34,425
Accrued liabilities	43,402	54,680
Lines of credit payable	499,218	492,605
Current portion of long-term debt	28,099	45,696

Total current liabilities held for sale	774,996	814,025
Long-term debt, net of current portion	34,401	—

Total liabilities held for sale	$809,397	$814,025

Operating results of the discontinued operations from REN Corporation are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Revenue	$127,080	$325,871	$344,218	$709,877

Net loss	$(45,836)	$(10,000)	$(238,197)	$(199,782)

Note 4 - Inventories

Inventory from continuing operations was $0 as of June 30, 2005 and September 30, 2004. Inventories held for sale consisted of the following:

	June 30, 2005	September 30, 2004
Inventory held for sale:
Finished goods	$—	$99,919
Work in process	130,797	37,134
Raw materials	166,607	368,865

	$297,404	$505,918

RENTECH, INC.

Notes to Consolidated Financial Statements

June 30, 2005 (Unaudited)

Note 5 – Investment in Advanced Technology Companies

On May 29, 1998, the Company acquired a 10% ownership in INICA, Inc. for $3,079,107. During the fourth quarter of fiscal 2003, the Company exchanged its 10% ownership in INICA for a 2.28% ownership in the common stock of Global Solar Energy, Inc. (“GSE”) and a 5.76% ownership in the common stock of Infinite Power Solutions, Inc. (“IPS”). GSE manufactures and markets flexible photovoltaic modules, while IPS is developing micro-miniature thin-film rechargeable batteries. As of September 30, 2004, the Company completed an assessment of the value of its minority ownership interests in GSE and IPS based upon currently available information. We used the most recent equity transaction to establish a per share price for our shares in GSE plus a premium of 25% for future upside potential. The existing debt of GSE is convertible, but it is not expected to convert at less than the value of the most recent equity transaction. As a result of the significant difference between previously projected revenues and cash flow for fiscal 2004 and current projections, as well as the revised projections for fiscal 2005, management concluded that Rentech’s investment in the stock was impaired. Therefore, we reduced our valuation of our GSE shares to the value of the most recent equity transaction, or $611,500. Due to the fact that IPS had only enough cash to operate through December 2004 and that it had not yet reached the point of signing a memorandum of understanding or letter of intent with any potential new partners, management concluded that Rentech’s investment in IPS had suffered an impairment. As there were no definitive agreements that would have lead us to believe that IPS would continue its operations into 2005, we concluded that the investment was fully impaired and we wrote our investment down to $0. As a result of that assessment, the Company recorded an impairment of investment of $588,500, and the investment in the two advanced technology companies was recorded at the estimated net realizable value of $611,500. The assessment that the Company performed was based upon estimates. The actual value that is realized from these investments may be more or less than $611,500. The Company will recognize gains or losses on these investments, if any, when realized. As of June 30, 2005, the Company reassessed the value of its minority ownership interests and determined no further impairment was necessary.

Note 6 – Debt

On September 27, 2002, the Company entered into a $500,000 line of credit agreement with the Bank of Denver. The line of credit was due on demand. On March 4, 2004, the Company and the Bank of Denver signed a change in terms agreement converting the line of credit to an installment loan under which the maturity date of the line was extended from March 1, 2004 to September 1, 2007, at which time all unpaid principal and interest is due. The line of credit accrued interest at the Bank of Denver Base Rate plus 0.5%, and was payable monthly through October 1, 2004, at which time the line of credit converted to an installment loan which bears interest at the same rate. The remaining balance is being amortized over 36 months beginning October 1, 2004. The installment loan is collateralized by all inventory, accounts receivable and equipment of Rentech. In addition, the installment loan is secured by a second mortgage against the building in which our research and development laboratory is housed, and 1,308,500 shares of the Company’s common stock consisting of shares owned by four officers of the Company. As of June 30, 2005, the installment loan was accruing interest at 8.0% and the balance was $386,889.

Under date of November 19, 2004, the Company issued three unsecured promissory notes for loans totaling $850,000. The Company paid $61,528 in debt issuance costs related to the promissory notes. The promissory notes mature November 18, 2005, and bear annual interest between 8.5% and 10.0% with principal and interest payable on November 18, 2005. In connection with the promissory notes, the Company issued stock purchase warrants for the purchase of 745,613 shares of common stock and entered into Registration Rights Agreements providing for the registration of the shares of common stock underlying the warrants. The warrants have an exercise price of $1.14 per share of common stock, and may be exercised for three years ending on November 18, 2007. The warrants were valued using the Black-Scholes option-pricing model, which resulted in debt issuance charges of $288,154. On February 17, 2005, Rentech was in default of these promissory notes because we did not accomplish the acquisition of Royster-Clark Nitrogen. As a result of the default on the loan, the Company issued additional warrants to the

RENTECH, INC.

Notes to Consolidated Financial Statements

June 30, 2005 (Unaudited)

Note 6 – Debt (continued)

investors on the same terms as the original warrants for the purchase of 186,404 additional shares of its common stock at $1.14 per share. The warrants were valued using the Black-Scholes option-pricing model, which resulted in a charge to interest expense of $229,528. The Company paid a placement agent $42,500 for its services related to these promissory notes, which was recorded as debt issuance costs. In addition, the Company issued the placement agent 37,280 warrants to purchase the common stock of the Company. The warrants are exercisable at $1.14 per share, and were valued using the Black-Scholes option-pricing model, which resulted in debt issuance costs of $14,407. As of June 30, 2005, the balance of the promissory notes, including principal and interest, was $896,344, which is shown net of unamortized debt issuance costs of $112,104 on the balance sheet for a total of $784,240.

Note 7 – Convertible Debt

On February 25, 2002, the Company issued four long-term convertible notes totaling $2,250,000 to existing stockholders of the Company, which accrued interest at 8.5% and were due in full on February 25, 2006. The Company recorded $132,461 in debt issuance costs related to these notes. Monthly payments on the notes of $19,526 commenced on April 1, 2002. The notes were convertible into no more than 4,500,000 registered shares of the Company’s common stock, less two shares for every one dollar of principal reduction of the notes paid in the form of cash. The notes allowed the lenders to convert part or all of the principal balance into common stock at a conversion price of $0.50 per share if the market price of the common stock on the conversion date was $0.50 per share or higher. Starting on the first day of the thirteenth calendar month following the date of the notes, and continuing on the first day of each succeeding month until the notes were paid in full, principal in the amount of one-thirty-sixth of the declining principal balance of the notes automatically converted into the Company’s common stock at a conversion price of $0.50 per share. The notes began to automatically convert into the Company’s common stock on March 1, 2003. On December 29, 2004, three of the convertible notes were converted by the note holders into 1,629,929 shares of the Company’s common stock. On January 19, 2005, the balance of the remaining convertible note was converted by the holder into 424,332 shares of the Company’s common stock. As of June 30, 2005, the balance of these notes was $0.

On August 28, 2003, the Company entered into two convertible notes totaling $865,000 with existing stockholders of the Company. Funds of $550,000 were received in fiscal 2003, and $315,000 was received during the three months ended December 31, 2003. The notes bear interest at 10% and mature on August 28, 2006, with all unpaid principal and interest due at that time. Interest-only payments are due on the first day of each month. The market price of the Company’s common stock was greater than the conversion rate included in the notes. As a result, the Company recorded $187,000 in deferred financing charges related to these notes during the six months ended March 31, 2004. The notes are convertible at any time in whole or in part into registered common stock of the Company at a conversion rate of $0.45 per share. The balance of these convertible notes at June 30, 2005 was $865,000, which is shown net of unamortized deferred financing charges of $172,574 on the balance sheet for a total of $692,426.

Under date of November 19, 2004, the Company issued two unsecured promissory notes totaling $1,000,000. In connection with the promissory notes, the Company issued stock purchase warrants for the purchase of 877,192 shares of common stock and entered into Registration Rights Agreements providing for the registration of the shares of common stock underlying the warrants. The promissory notes mature November 18, 2005, and bear annual interest of 8.5% with principal and interest payable on November 18, 2005. The warrants have an exercise price of $1.14 per share of common stock, and may be exercised for three years ending on November 18, 2007. The warrants were valued using the Black-Scholes option-pricing model, which resulted in debt issuance charges of $339,005. On February 17, 2005, the Company was in default of these promissory notes as it failed to close on the acquisition of Royster-Clark Nitrogen. As a result of the default on the loan, Rentech issued additional warrants to the investor on the same terms as the original warrants for the purchase of 219,298 additional shares of its common stock at $1.14 per share, and has allowed for the conversion of the unpaid balances of the notes into common stock at the rate of $1.14

RENTECH, INC.

Notes to Consolidated Financial Statements

June 30, 2005 (Unaudited)

Note 7 – Convertible Debt (continued)

per share. The warrants were valued using the Black-Scholes option-pricing model, which resulted in a charge to interest expense of $270,034. As of June 30, 2005, the balance of the promissory notes, including principal and interest, was $1,045,877, which is shown net of unamortized debt issuance costs of $131,887 on the balance sheet for a total of $913,990.

On May 20, 2005, the Company issued two convertible promissory notes to directors of the company totaling $1,000,000. The promissory notes have no maturity date, and bear annual interest at the Wall Street Journal Prime Rate plus 2% (8.0% at June 30, 2005). Commencing on the earlier of 90 days after the date of the notes or the date that an effective registration is on file with the Securities and Exchange Commission, any outstanding principal balance of these notes may, at the option of the holder, be converted at any time or from time to time into common stock of the Company at a conversion price of $1.52 per share. After registering the shares of common stock that could be acquired through conversion of the convertible shares, Rentech may, at its option, require the holders to convert all their convertible shares into common shares if the market price for the common stock for the preceding 20 trading days has been $2.70 or more per share. Interest is payable monthly in arrears on the last day of each month, in cash or at the option of the Company, payable in shares of the Company’s registered, free-trading common stock at a conversion price of $1.52 per share. In connection with the promissory notes, the Company issued stock purchase warrants for the purchase of 657,981 shares of common stock. The warrants have an exercise price of $1.61 per share of common stock, and may be exercised for three years ending on April 7, 2008. The warrants were valued using the Black-Scholes option-pricing model, which resulted in debt issuance charges of $381,474. The issuance of the convertible notes resulted in a beneficial conversion feature of $315,685, which was calculated in accordance with EITF’s 00-27 and 98-5. As of June 30, 2005, the balance of the promissory notes was $1,000,000, which is shown net of unamortized debt issuance costs of $546,989 on the balance sheet for a total of $453,011.

Note 8 – Lines of Credit

On September 17, 2004, the Company entered into a Senior Secured Note with Mitchell Technology Investments, a California general partnership (“Mitchell”) that provided Rentech with a credit facility of up to $2,000,000. In connection with the Senior Secured Note, Rentech issued Mitchell a stock purchase warrant for the purchase of 1,250,000 shares of common stock and entered into a Registration Rights Agreement with Mitchell providing for the registration of the shares of common stock underlying the warrant. The Senior Secured Note was scheduled to mature March 20, 2005, and bore annual interest at 9%, payable monthly, commencing November 1, 2004. The Company recorded $216,376 in debt issuance costs related to the note. On March 8, 2005, the Company paid off the loan in full, plus accrued interest, and the line of credit balance at June 30, 2005 was $0.

The warrants issued to Mitchell have an exercise price of $1.14 per share of common stock, subject to adjustments, and may be exercised for five years ending on September 16, 2009. If Rentech’s planned conversion of the Royster-Clark nitrogen fertilizer plant in East Dubuque, Illinois to use coal as a feedstock rather than natural gas is not completed, and Rentech does not commence commercial operations of the reconfigured plant by March 31, 2008, the term of the warrant will be extended for a period equal to the delay and the exercise price will be reduced by one-half. The warrants were valued using the Black-Scholes option-pricing model, which resulted in offering cost charges of $492,271, recorded as debt issuance costs. The number of shares of common stock for which the warrant may be exercised will be increased by 12,500 shares for each 30-day period if the registration statement required by the terms of the Registration Rights Agreement is not timely filed or thereafter declared effective. In either event, Rentech must also issue additional warrants to Mitchell for the purchase of additional shares of common stock equal to 50,000 shares for each 30-day period of delay. Jefferies & Company, Inc. (“Jefferies”) acted as financial advisor and sole placement agent with the structuring, issuance and sale of the debt securities for the Company. The Company paid Jefferies $80,468 for its services, which was recorded as debt issuance costs. In addition, the Company issued Jefferies 50,000 warrants, on the same terms as the Mitchell warrants, to purchase the common stock of Rentech. The

RENTECH, INC.

Notes to Consolidated Financial Statements

June 30, 2005 (Unaudited)

Note 8 – Lines of Credit (continued)

warrants are exercisable at $1.14 per share. The warrants were valued using the Black-Scholes option-pricing model, which resulted in offering cost charges of $19,691 recorded as debt issuance costs.

On February 25, 2002, the Company entered into a $1,000,000 business line of credit agreement with Premier Bank through our 56% owned subsidiary, REN. The line of credit bears interest at prime plus 1.5% (7.5% at June 30, 2005), and interest is accrued and payable monthly. On February 27, 2002, the Company purchased a $500,000 certificate of deposit with Premier Bank, to be used as collateral on the line of credit. On September 29, 2004, the Company entered into an amended agreement with Premier Bank whereby the Company redeemed the $500,000 certificate of deposit and applied it against the outstanding balance of the loan. In addition, the available line of credit amount was reduced from $1,000,000 to $500,000. The line of credit is collateralized by the first deeds of trust on the real property of Petroleum Mud Logging, Inc. and REN Corporation. The line of credit is guaranteed by Rentech, PML and the minority shareholder of REN Corporation. The balance of this line of credit at June 30, 2005 was $499,218. On July 29, 2005, the line of credit was transferred from REN Corporation to Petroleum Mud Logging, Inc. The terms of the loan remain the same, however, the guarantee by the minority shareholder of REN Corporation and the collateral of the first deed of trust on the real property of REN Corporation were eliminated from the loan collateral. The line of credit matures on May 1, 2006, at which time all unpaid principal and interest is due.

Note 9 – Related Party Transactions

On January 1, 2003, the Company began to defer monthly salary payments to certain officers. These officers and the Company entered into convertible notes in the amount of their deferred salary payments. The notes bear interest at 9% and mature on September 30, 2005. The notes may be converted in whole or in part into unregistered common stock of the Company at a conversion rate of $0.45 per share for the deferrals between January 1, 2003 and March 31, 2003 and at the closing market price for all subsequent deferrals. Amounts deferred after December 31, 2004 are not subject to conversion into stock but are due in cash. As of June 30, 2005 the balance of these convertible notes was $195,594.

Note 10 – Stockholders’ Equity

Preferred Stock

On April 8, 2005, Rentech, Inc. entered into a Securities Purchase Agreement that provided it with gross proceeds of $9 million through a private placement of preferred stock with M.A.G. Capital, LLC through its designated funds, Monarch Pointe Fund, Ltd, Mercator Momentum Fund, III, LP, and Mercator Momentum Fund, LP, and with Pentagon Special Purpose Fund, Ltd. (the “Investors”). The agreement provided for a private placement of 90,000 shares of Rentech’s Series A Convertible Preferred Stock at $100 per share. The preferred stock is non-voting and has a preference of priority in liquidation over common and prior or subsequent series of preferred stock, if any. The preferred stock is convertible into shares of Rentech’s common stock, at the earlier of 90 days after closing or the effective date of the registration statement, at 80 percent of the volume weighted average price per share for the five trading days preceding any conversion, but not at more than $1.3852 or less than $0.80 per share. After registering the shares of common stock that could be acquired through conversion of the preferred shares, Rentech may, at its option, require the holders to convert all their preferred stock into common shares if the market price for the common stock for the preceding 20 trading days has been $2.70 or more per share. Such a conversion by Rentech may be limited if it would make the stock held by the Investors through this transaction and the conversion exceed 9.99% of the common stock outstanding. The difference between the conversion price and the fair market value of the convertible preferred stock on the commitment date (transaction date) resulted in a beneficial conversion feature of $5,674,749, which was treated as a discount on preferred stock. The beneficial conversion feature is being amortized to deemed dividends

RENTECH, INC.

Notes to Consolidated Financial Statements

June 30, 2005 (Unaudited)

Note 10 – Stockholders’ Equity (continued)

Preferred Stock (continued)

over 90 days. As of June 30, 2005, the unamortized portion of the beneficial conversion feature is $441,369, which is shown as a reduction to preferred stock on the consolidated balance sheet.

The Investors also acquired warrants for the purchase of 5,921,910 shares of common stock. The warrants may be exercised at a price of $1.61 per share for a term of three years, ending April 8, 2008. The warrants were valued using the Black-Scholes option-pricing model and adjusted to relative fair value in accordance with EITF’s 98-5 and 00-27, which resulted in a deemed dividend of $3,325,251. Under the terms of a Registration Rights Agreement with the Investors, Rentech was required to file a registration statement with the Securities and Exchange Commission by May 23, 2005 for the shares of common stock underlying the preferred stock and the warrants.

By the placement of the preferred stock described above, Rentech became obligated to pay a monthly dividend on the outstanding shares of preferred stock. The dividend rate is the prime rate as reported by the Wall Street Journal on the first day of the month, plus two percent, times $100 per share. The dividend is payable in cash, or at Rentech’s option, in registered shares of common stock at the market price at the time of payment as long as the stock price is greater than or equal to $2.00 per share. As of June 30, 2005, Rentech has paid cash dividends of $160,750.

An event of default occurs if Rentech fails to timely pay the dividend, among other specified occurrences. Rentech was also required to file a registration statement for the shares of common stock underlying the preferred shares and the warrants. This registration statement was declared effective August 5, 2005. Upon an event of default, the price at which the preferred stock may be converted into common stock is reduced from 80 percent to 70 percent of the then current volume weighted average market price per share, but not more than $1.3852 or less than $0.80 per share. In addition, the holders of the preferred stock have the right to be paid first from the assets of Rentech upon any dissolution or liquidation of the Company.

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

In addition to the compensation and warrants paid to the financial consultant, the Company issued 540,000 warrants as a breakup fee to other subscribers whose subscriptions for the purchase of preferred stock were not accepted by the Company. These warrants were issued under the same terms as the consultant warrants. These warrants were valued using the Black-Scholes option pricing model, which resulted in aborted offering expense of $375,517.

Stock Options and Warrants

During the nine months ended June 30, 2005, the Company issued options to employees and directors of the Company to purchase 215,000 shares of the Company’s common stock at the market price on the date of grant. The options were valued at $127,017 using the Black-Scholes option-pricing model and did not result in a charge to compensation expense. Subsequent to quarter end, the Company issued options to employees and directors of the Company to purchase 670,000 shares of the Company’s common stock at the market price on the date of grant. The options were valued at $715,835 using the Black-Scholes option-pricing model and did not result in a charge to compensation expense. During the nine months ended June 30, 2005, the Company also issued warrants to accredited

RENTECH, INC.

Notes to Consolidated Financial Statements

June 30, 2005 (Unaudited)

Note 10 – Stockholders’ Equity (continued)

Stock Options and Warrants (continued)

investors in conjunction with five bridge loans to purchase 1,660,085 shares of the Company’s common stock. The warrants were valued using the Black-Scholes option-pricing model, which resulted in charges to additional paid in capital of $641,566. In February 2005, the Company issued an additional 405,702 warrants to purchase shares of the Company’s common stock to the same accredited investors as a result of default provisions in the promissory notes. The warrants were valued using the Black-Scholes option-pricing model, which resulted in charges to interest expense of $499,560. Also, a consultant of the Company earned 45,000 options to purchase common stock of Rentech under a consulting agreement. Of these options, 20,000 have been earned as of June 30, 2005. The 20,000 options issued were valued using the Black-Scholes option-pricing model, which resulted in consulting expenses of $42,406. In addition, the Company issued options to Royster-Clark, Inc. to purchase 250,000 shares of the Company’s common stock as part of a stand-still agreement. The options were valued using the Black-Scholes option-pricing model, which resulted in deferred acquisition costs of $178,766, which were subsequently written-off to abandoned acquisition costs. Subsequent to quarter end, the Company issued 60,000 warrants to purchase shares of the Company’s common stock to a financial public relations company who signed a consulting agreement with the Company. The warrants were valued using the Black-Scholes option-pricing model, which resulted in consulting expense of $30,299.

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

During the second quarter of the current fiscal year, the Company extended the expiration date of 479,828 warrants that were previously issued to accredited investors of the Company. The extension was valued under the Black-Scholes option-pricing model, which resulted in no additional compensation expense. The Company also extended the term of 231,667 warrants issued to a broker. The extension was valued under the Black-Scholes option-pricing model, which resulted in a charge to additional paid in capital of $199,257. In the three months ended June 30, 2005, the broker exercised 101,667 of these warrants. In addition, the Company extended the term of the remaining 130,000 warrants. This extension was valued under the Black-Scholes option-pricing model, which resulted in no additional compensation charges. In the three months ended June 30, 2005, the broker exercised the remaining 130,000 warrants.

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

RENTECH, INC.

Notes to Consolidated Financial Statements

June 30, 2005 (Unaudited)

Note 11 – Segment Information (continued)

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

In March 2005, the Company announced the sale of OKON, Inc., which had been reported as the Company’s paint segment in previous filings. In addition, during the second quarter of fiscal year 2005, the Company decided to sell its 56% ownership in REN Corporation. The sale became effective August 1, 2005. REN had been reported as the Company’s industrial automation systems segment in previous filings. The results from these two businesses are not included in the segment results as they are included in discontinued operations in our statements of operations and as assets and liabilities held for sale on our balance sheets. Segment information for the prior periods has been reclassified to reflect this presentation.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Revenues:
Alternative fuels	$101,856	$348,060	$540,195	$528,618
Oil and gas field services	1,755,096	1,280,960	4,928,592	3,503,565

	$1,856,952	$1,629,020	$5,468,787	$4,032,183

Operating income (loss):
Alternative fuels	$(2,180,196)	$(1,289,273)	$(7,886,491)	$(4,153,802)
Oil and gas field services	391,268	250,177	1,029,704	495,904

	$(1,788,928)	$(1,039,096)	$(6,856,787)	$(3,657,898)

Depreciation and amortization:
Alternative fuels	$110,799	$110,235	$331,888	$351,567
Oil and gas field services	49,996	39,971	140,977	114,245

	$160,795	$150,206	$472,865	$465,812

Interest expense:
Alternative fuels	$473,363	$142,536	$2,346,767	$658,781
Oil and gas field services	1,937	921	4,400	1,447

	$475,300	$143,457	$2,351,167	$660,228

Equity in net loss of investees:
Alternative fuels	$(192,305)	$(40,970)	$(576,407)	$(141,643)

Expenditures for additions of long-lived assets:
Alternative fuels	$8,254	$4,065	$37,025	$65,250
Oil and gas field services	65,077	37,544	207,217	141,677

	$73,331	$41,609	$244,242	$206,927

RENTECH, INC.

Notes to Consolidated Financial Statements

June 30, 2005 (Unaudited)

Note 11 – Segment Information (continued)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Net income (loss) from continuing operations before income taxes:
Alternative fuels	$(2,806,722)	$(1,468,958)	$(10,768,063)	$(4,946,482)
Oil and gas field services	389,815	249,267	1,025,792	494,288

	$(2,416,907)	$(1,219,691)	$(9,742,271)	$(4,452,194)

	June 30, 2005	September 30, 2004
Investment in equity method investees:
Alternative fuels	$(16,689)	$(89,436)

Total assets:
Alternative fuels	$10,875,566	$4,756,355
Oil and gas field services	2,731,242	2,363,017
Assets held for sale	801,264	2,259,916

	$14,408,072	$9,379,288

Revenues from external customers are shown below for groups of similar products and services:

	Nine Months Ended June 30,
	2005	2004
Revenues:
Technical services	$172,237	$124,525
Feasibility studies	275,122	316,546
Rental income	92,836	87,547
Mud logging services	4,928,592	3,503,565

	$5,468,787	$4,032,183

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

Our business historically has focused on the research and development of our Fischer-Tropsch technology, and licensing it to third parties. During fiscal 2004, we expanded our original business strategy of licensing our technology to include the deployment of the Rentech Process in existing domestic nitrogen fertilizer plants that we may acquire and in other selected domestic and international projects. We believe that using our technology in an existing plant, rather than constructing a new plant, will be the quickest and most economical means to achieve commercial use of our technology. Reconfiguring an existing plant will be less time consuming and also less costly than starting construction of an entirely new plant. We plan to conduct these activities through our wholly-owned subsidiary, Rentech Development Corporation. In the United States, we are planning to acquire interests in existing nitrogen fertilizer plants currently configured to use natural gas as a feedstock. We plan to convert these plants to use coal or refinery residues, which are readily available and less expensive than natural gas as feedstocks, and to add the Rentech Process to produce F-T liquid hydrocarbon products in addition to the nitrogen fertilizers already being produced by the plants. Our patent issued in October 2003 covers integration of the Rentech Process with nitrogen

RENTECH, INC.

fertilizer processes. By converting domestic plants in this manner, we believe we can significantly enhance the economic results of these plants. The conversion would enable us to utilize our technology in a commercial scale plant, and, we believe, greatly improve our financial results, as well as deploy our technology more rapidly in less risky circumstances than in international projects.

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

Our efforts have been focused on achieving commercial use of our proprietary F-T process in an existing ammonia fertilizer plant. We are continuing to seek revenues from licensing the technology, from royalties charged for each barrel of liquid hydrocarbons produced by process plants that would use our technology, and from contract payments for the engineering designs and technical services we provide for evaluating the feasibility of proposed plants, and after a license is granted, for the preliminary engineering design of a plant. We have maintained a Fischer-Tropsch development and testing laboratory to support use of this technology, and to further develop and refine the Rentech Process. The lab has also conducted contract work for Texaco Energy Systems LLC (“Texaco”), a licensee, and for other companies that are potential licensees that want to evaluate the feasibility of the use of the Rentech Process in their projects.

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

In June 2004, we organized a joint venture called FT Solutions LLC with Headwaters Technology Innovation Group, Inc. (“Headwaters”), a wholly-owned subsidiary of Headwaters Incorporated. The joint venture combines our iron-based Fischer-Tropsch technology with the technology of Headwaters. The joint venture enables us to benefit from the marketing efforts of FT Solutions LLC as well as catalyst sales, from which we will receive 50% of the net profits, as well as from our separate licensing of our own projects, from which we will receive 100% of the net profits. In order to provide representative products for testing by potential customers, we are studying the feasibility and cost of construction of a Fischer-Tropsch product development plant. The plant would be capable of producing between 10 and 15 barrels per day of liquid hydrocarbon products to enable us and potential licensees to test the products and their markets. No decision to start construction has been made.

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

Subsidiaries. In addition to our Fischer-Tropsch alternative fuels segment, we own interests in two subsidiary businesses as of June 30, 2005. Petroleum Mud Logging, Inc. is wholly owned, and we owned 56 percent of REN Corporation as of June 30, 2005. Effective August 1, 2005, we sold our 56% ownership interest in REN Corporation.

RENTECH, INC.

Petroleum Mud Logging, Inc. – Oil and Gas Field Services Segment. PML provides well logging services to the oil and gas industry. We own thirty-eight special vehicles equipped as mobile laboratories that are moved in the field from well to well and fourteen remote controlled units that are similarly outfitted. Through state-of-the-art instruments, the logging equipment measures traces of gases and water throughout the depth of a well bore by analyzing the drilling mud recovered from the well as drilling progresses. The mineral owners use this information to detect the presence of oil and gas deposits in underground formations, and to direct the exploration and development drilling of their properties.

REN Corporation – REN manufactures computer-controlled testing equipment systems and sells them on a custom-order basis to industrial manufacturers. These manufacturers use REN’s industrial automation systems for controlling quality and increasing productivity in the manufacture of their products. The customers’ products include automatic hydraulic pumps, valves and actuators; diesel fuel injection pumps; transmissions; automatic hydraulic presses; and hydraulic hose assembles. REN’s primary market has been automated test equipment for the fluid power industry. Refer to Note 3 to the consolidated financial statements for further information on the sale of Rentech’s 56% ownership in REN Corporation.

OVERVIEW OF FINANCIAL CONDITION

At June 30, 2005, we had working capital of $4,098,309. Historically, we have relied for working capital upon private placements of our equity represented by our common stock or securities convertible into common stock, supplemented by debt financing. On March 17, 2005, our shareholders approved an amendment to our Restated Articles of Incorporation to increase the number of authorized shares of common stock from 150,000,000 to 250,000,000. Effective August 1, 2005, we sold our 56% ownership interest in REN Corporation. We are also considering selling Petroleum Mud Logging, Inc. In addition, in conjunction with Republic Financial Corporation, our co-owner, we are seeking a buyer to purchase our one-half interest in the assets of Sand Creek Energy, LLC. We believe that our current available cash, revenues from operations, and the potential sale of assets will be sufficient to meet our cash operating requirements through the fiscal year ended September 30, 2005.

The Company has been successful in the past in obtaining debt and equity financing. For the years ended September 30, 2004 and 2003, the Company received net cash proceeds from the issuance of common stock of $4,706,951 and $1,577,100. For the years ended September 30, 2004 and 2003, the Company received cash proceeds from long-term debt and long-term convertible debt to stockholders of $565,000 and $2,505,000. On April 8, 2005, Rentech, Inc. entered into a Securities Purchase Agreement that provided it with gross proceeds of $9 million through a private placement of convertible preferred stock with M.A.G. Capital, LLC (formerly Mercator Advisory Group, LLC) through its designated funds, Monarch Pointe Fund, Ltd, Mercator Momentum Fund, III, LP, and Mercator Momentum Fund, LP, and with Pentagon Special Purpose Fund, Ltd. The agreement provided for a private placement of 90,000 shares of Rentech’s Series A Convertible Preferred Stock at $100 per share. On May 20, 2005, the Company issued two convertible promissory notes to directors of the company totaling $1,000,000.

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

RENTECH, INC.

The following table provides revenues, operating income (loss) from operations and net loss from continuing operations by each of our business segments for the three and nine months ended June 30, 2005 and 2004. More complete details about the results of operations of our business segments are set forth later in this report under the section heading “Results of Operations”.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Revenues:
Alternative fuels	$101,856	$348,060	$540,195	$528,618
Oil and gas field services	1,755,096	1,280,960	4,928,592	3,503,565

Total revenues	$1,856,952	$1,629,020	$5,468,787	$4,032,183

Operating income (loss):
Alternative fuels	$(2,180,196)	$(1,289,273)	$(7,886,491)	$(4,153,802)
Oil and gas field services	391,268	250,177	1,029,704	495,904

Total operating loss	$(1,788,928)	$(1,039,096)	$(6,856,787)	$(3,657,898)

Net loss from continuing operations before income taxes:
Alternative fuels	$(2,806,722)	$(1,468,958)	$(10,768,063)	$(4,946,482)
Oil and gas field services	389,815	249,267	1,025,792	494,288

Total net loss from continuing operations before income taxes	$(2,416,907)	$(1,219,691)	$(9,742,271)	$(4,452,194)

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

The revenues from our license fees and royalties and the contract work performed at our Fischer-Tropsch laboratory, including payments we previously received from contract work for Texaco, have not been adequate to fund our operations. We do not expect activities associated with marketing licenses of our Fischer-Tropsch technology to produce a net profit until we obtain additional contracts for feasibility studies and engineering designs for planning for a Fischer-Tropsch plant using our technology, and fees for grants of licenses. During the nine months ended June 30, 2005, we incurred a net loss of $10,768,063 associated with the Rentech Process in our alternative fuels segment, compared with a net loss of $4,946,482 for the nine months ended June 30, 2004.

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

RENTECH, INC.

Colorado; acquiring and funding our other business segments in efforts to achieve profitable operations; investing in advanced technologies; marketing our technology; and other general and administrative expenses.

We have had significant growth in our general and administrative expenses as our salary expenses and operating costs have grown. In addition, we incurred significant costs relating to our planned acquisition of Royster-Clark Nitrogen, Inc., in which we wrote-off $1,807,057 of abandoned acquisition costs, $901,846 of abandoned debt issue costs, and $184,234 of aborted offering costs in the three and nine months ended June 30, 2005. We are also incurring substantial costs associated with our one-half ownership interest in Sand Creek Energy LLC, which owns the mothballed Sand Creek plant. These include the maintenance and holding expenses for our one-half interest in the plant.

Between June 2004 and April 2005, we incurred significant expenses associated with our feasibility studies and consulting contracts related to our efforts to acquire the East Dubuque plant from Royster-Clark, Inc. These costs included expenses in connection with negotiating a purchase contract and related agreements and obtaining feasibility studies and consulting services. If we succeed in acquiring a similar plant, we expect to have significantly larger expenses related to financing the acquisition, operation and construction work to retrofit the plant. If we invest with others in developing another plant that uses our Rentech Process, we expect to also incur significant costs. When production is achieved from any plant, we anticipate incurring new expenses to market and sell the products. Because of the substantial capital investments we anticipate making in plants in which we may acquire an equity interest, we believe that we will incur significant depreciation and amortization expenses in the future.

Overview of the Status of Our Subsidiaries

We have realized revenues from the stains, sealers and coatings business conducted by our former wholly-owned subsidiary, OKON, Inc.; from the oil and gas field services provided by Petroleum Mud Logging, Inc., a wholly-owned subsidiary; and from the manufacture of complex microprocessor controlled industrial automation systems by REN Corporation, a 56% owned subsidiary as of June 30, 2005, which was sold effective August 1, 2005. During the years ended September 30, 2004 and 2003, OKON, Inc. and REN Corporation experienced net losses.

On March 8, 2005, we sold our entire interest in our wholly-owned subsidiary, OKON, Inc. Rentech was previously engaged in the manufacture and sale of stains, sealers and coatings through OKON, and the sale included all the assets and intellectual properties of OKON. The stock of OKON was sold to Zinsser Co., Inc. according to the terms of a Stock Purchase Agreement dated March 8, 2005. The aggregate sales price was $2.0 million. Of this amount, $1.7 million was received at the closing of the sale and $300,000 is to be paid in monthly payments at the rate of seven percent of gross sales, less returns, of products sold in the future that are based on OKON formulations and technologies. Proceeds of this transaction were used primarily to pay down short-term debt. Effective with the second quarter of fiscal year 2005, this business is reflected as a discontinued operation in the consolidated statement of operations. All prior period results have been reclassified to reflect this presentation. The assets and liabilities attributable to this business have been classified in the consolidated balance sheets as assets and liabilities held for sale for fiscal year 2004. These amounts were $0 as of June 30, 2005.

Petroleum Mud Logging, Inc. continued to perform well during the nine months ended June 30, 2005, increasing its net revenues over those for the same period in fiscal 2004. PML is benefiting from our investments made over the last several fiscal years in upgrading its technology, as well as from increased demand for drilling for natural gas, and increased marketing efforts. PML’s net income for the nine months ended June 30, 2005 was $1,025,792, compared to $494,288 for the nine months ended June 30, 2004.

In the second quarter of fiscal year 2005, the Company’s Board of Directors decided to dispose of Rentech’s 56% ownership in REN Corporation. Effective August 1, 2005, the Company sold its 56% ownership interest in REN Corporation. The purchasing entity was REN Holding Corporation (RHC), an Oklahoma corporation, consisting of a management group previously involved in REN. The sales price of the transaction was $1,175,000, payable in the form of earn-out payments based on RHC’s qualified cash receipts. These qualified cash receipts are intended to

RENTECH, INC.

include payments for sales and services received by REN from its customers. Not included as qualified cash receipts are any cash proceeds from loans, investments or collection of accounts receivable in existence as of June 30, 2005 and other non-operating revenues. The Company incurred closing costs of approximately $25,000 on the sale. The earn-out will be paid based on 5% of REN Corporation’s qualified cash receipts up to the first $2,500,000 per year and at a rate of 10% of qualified cash receipts in excess of $2,500,000 per year. The earn-out payment will continue indefinitely until Rentech collects the $1,175,000. The Company estimates additional losses from discontinued operations of approximately $40,000 from the beginning of the fourth quarter through the disposal date. Pursuant to the terms of the agreement, the buyer is responsible for all contingent liabilities that now exist or might be incurred after the date of disposal.

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

The following table sets forth, for the three and nine months ended June 30, 2005 and June 30, 2004, a comparison of changes between the periods in the components of our Consolidated Statements of Operations from continuing operations:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Gross Profit Percentage
Oil and gas field services	31.9%	30.6%	31.3%	30.6%
Technical services	(37.8)%	14.7%	(38.5)%	21.1%
Rental income	100.0%	100.0%	100.0%	100.0%

	30.3%	28.7%	26.7%	31.1%
As a Percentage of Consolidated Net Sales
Oil and gas field services	94.6%	78.7%	90.1%	86.9%
Technical services	3.8%	19.5%	8.2%	10.9%
Rental income	1.6%	1.8%	1.7%	2.2%

	100.0%	100.0%	100.0%	100.0%

RENTECH, INC.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Operating expenses
General and administrative expense	118.0%	74.4%	142.0%	99.2%
Depreciation and amortization	5.5%	6.4%	5.7%	8.5%
Research and development	3.2%	11.7%	4.4%	14.1%

	126.7%	92.5%	152.1%	121.8%

Operating loss	(96.3)%	(63.8)%	(125.4)%	(90.7)%

Other income (expenses)
Equity in loss of investee	(10.4)%	(2.5)%	(10.5)%	(3.5)%
Interest income	2.1%	0.2%	0.7%	0.3%
Interest expense	(25.5)%	(8.8)%	(43.0)%	(16.4)%
Loss on disposal of fixed assets	—	—	—	(0.1)%

	(33.8)%	(11.1)%	(52.8)%	(19.7)%

Net loss from continuing operations before income taxes	(130.1)%	(74.9)%	(178.1)%	(110.4)%

THREE AND NINE MONTHS ENDED JUNE 30, 2005 COMPARED TO JUNE 30, 2004:

Continuing Operations:

Revenues

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Revenues:
Oil and gas field services	$1,755,096	$1,280,960	$4,928,592	$3,503,565
Technical services	71,269	318,376	447,359	441,071
Rental income	30,587	29,684	92,836	87,547

Total services revenues	$1,856,952	$1,629,020	$5,468,787	$4,032,183

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

Petroleum Mud Logging, Inc. Service revenues in the amount of $1,755,096 and $4,928,592 were derived from contracts for our oil and gas field services for the three and nine months ended June 30, 2005. Our oil and gas field service revenues for the three and nine months ended June 30, 2005 increased by $474,136 and $1,425,027, or 37% and 41%, from the service revenues of $1,280,960 and $3,503,565 for the three and nine months ended June 30, 2004. The increase in oil and gas field services revenue was due to an increase in demand for our mud logging services as drilling for new natural gas wells has continued to increase in our service market. Therefore, a higher percentage of our 38 manned and 14 limited service mud logging vehicles were under contract in the field for the three and nine months ended June 30, 2005 as compared to the three and nine months ended June 30, 2004. For the last month of the quarter ended June 30, 2005, we averaged 24.0 units per day in the field, compared to 22.4 units per

RENTECH, INC.

day during the last month of the quarter ended June 30, 2004. We were also able to increase our daily billing rates by approximately $65 for services as demand increased during the last month of the quarter ended June 30, 2005 compared with the last month of the quarter ended June 30, 2004.

Our alternative fuels segment provided service revenues, including revenue earned for technical services provided to certain customers related to the Rentech Process. These technical services were performed at our development and testing laboratory. Our service revenues for these technical services were $71,269 and $447,359 during the three and nine months ended June 30, 2005 as compared to $318,376 and $441,071 during the three and nine months ended June 30, 2004. During the three and nine months ended June 30, 2005, we recognized revenue of $71,269 and $289,375, or 100% and 65% of total technical services revenue, from our technical services agreement with Wyoming Business Council, which began in May 2004 and was substantially completed in the third quarter of fiscal year 2005. During the three and nine months ended June 30, 2005, we recognized revenue of $0 and $35,747, or 0% and 8% of total technical services revenue, from our technical services agreement with Royster-Clark Nitrogen, which was completed in December 2004.

Rental income is also included in our service revenues. We leased part of our development and testing laboratory building to a tenant. Rental income from this tenant contributed $30,587 and $92,836 in revenue during the three and nine months ended June 30, 2005 as compared to $29,684 and $87,547 during the three and nine months ended June 30, 2004. Rental income is included in our alternative fuels segment because the rental income is generated from the laboratory building that houses our development and testing laboratory, which is part of the alternative fuels segment.

Cost of Sales

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Cost of sales:
Oil and gas field services	$1,195,495	$889,386	$3,387,540	$2,431,106
Technical services	98,240	271,708	619,457	347,980

Total cost of sales	$1,293,735	$1,161,094	$4,006,997	$2,779,086

Our cost of sales include costs for our oil and gas field services and technical services. During the three and nine months ended June 30, 2005, the combined cost of sales was $1,293,735 and $4,006,997 compared to $1,161,094 and $2,779,086 during the three and nine months ended June 30, 2004. The increase for the nine months ended June 30, 2005 resulted from an increase in cost of sales experienced by each of these segments.

Cost of sales for oil and gas field services increased to $1,195,495 and $3,387,540 during the three and nine months ended June 30, 2005, up from $889,386 and $2,431,106 during the three and nine months ended June 30, 2004. Of the increases of $306,109 and $956,434, 62% and 63%, respectively, were related to field labor and benefits and field living expenses. The increase in cost of sales resulted from an increase in demand for our mud logging services as drilling for new natural gas wells has continued to increase in our service markets. We averaged 24.0 units per day in the field during the last month of the quarter ended June 30, 2005, compared to 22.4 units per day during the last month of the quarter ended June 30, 2004. The increase in the number of units in the field directly led to the increase in field labor and benefits and field living expenses, which makes up the largest percentage of cost of sales.

Cost of sales for technical services was $98,240 and $619,457 during the three and nine months ended June 30, 2005, down from $271,708 and up from $347,980 during the three and nine months ended June 30, 2004. Of the amounts for the current fiscal year, $71,269 and $289,375 resulted from costs incurred under the technical services agreement with the Wyoming Business Council and $0 and $101,748 resulted from costs incurred under the technical services agreement with Royster-Clark Nitrogen for the three and nine month periods.

RENTECH, INC.

Gross Profit

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Gross Profit:
Oil and gas field services	$559,601	$391,574	$1,541,052	$1,072,459
Technical services	(26,971)	46,668	(172,098)	93,091
Rental income	30,587	29,684	92,836	87,547

Total gross profit	$563,217	$467,926	$1,461,790	$1,253,097

Our gross profit for the three and nine months ended June 30, 2005 was $563,217 and $1,461,790, as compared to $467,926 and $1,253,097 for the three and nine months ended June 30, 2004. The increase of $95,291 and $208,693, or 20% and 17%, during the three and nine months ended June 30, 2005 resulted from a combination of the contributions from each of our operating segments. The gross profit contribution of our oil and gas field services segment increased by $168,027 and $468,593 during the three and nine months ended June 30, 2005 as compared to the three and nine months ended June 30, 2004. Our technical services segment had a decrease of $73,639 and $265,189 during the three and nine months ended June 30, 2005 as compared to the three and nine months ended June 30, 2004.

Gross profit for oil and gas field services increased to $559,601 and $1,541,052 during the three and nine months ended June 30, 2005, up from $391,574 and $1,072,459 during the three and nine months ended June 30, 2004. The increase of $168,027 and $468,593 was due to increases in our number of units in service combined with our increase in billing rates.

Gross profit for technical services was a negative $26,971 and a negative $172,098 during the three and nine months ended June 30, 2005, down from a positive $46,668 and $93,091 during the three and nine months ended June 30, 2004. The decreases of $73,639 and $265,189, respectively, resulted from increased focus by this segment on further enhancements to our own F-T technology through our 50% owned joint venture, FT Solutions LLC, and feasibility studies, which typically do not generate substantial profit margins. Gross profit was down in the three and nine months ended June 30, 2005 as the majority of revenue was derived from feasibility studies, which do not generate significant profit margins. In addition, timing of revenue recognition under the percentage of completion method of accounting also contributed to the negative gross profit.

Operating Expenses

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Operating expenses:
General and administrative	$2,190,386	$1,212,495	$7,767,680	$4,000,111
Depreciation and amortization	102,962	104,529	311,694	341,726
Research and development	58,797	189,998	239,203	569,158

Total operating expenses	$2,352,145	$1,507,022	$8,318,577	$4,910,995

Operating expenses consist of general and administrative expense, depreciation and amortization and research and development. Our operating expenses have historically been grouped into several categories of major expenses. These include research and development related to the Rentech Process through operation of pilot plants and our large-scale pilot Synhytech plant in Pueblo, Colorado; management time and other costs related to acquiring and funding the subsidiaries that constitute our other business segments to bring them to profitable operations; marketing our technology; other general and administrative expenses; and the costs of financing our operations.

RENTECH, INC.

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

Upon acquiring ownership in any plant that uses our Rentech Process, we expect to incur significant costs for the purchase price and retrofitting a plant to use coal and our Rentech Process. When production is achieved from any plant in which we own an interest, we anticipate incurring new expenses to market and sell the products. If we make substantial capital investments in plants in which we may acquire an equity interest, we would incur significant depreciation and amortization expenses in the future.

General and Administrative Expenses. General and administrative expenses were $2,190,386 and $7,767,680 during the three and nine months ended June 30, 2005, up $977,891 and $3,767,569 from the three and nine months ended June 30, 2004 when these expenses were $1,212,495 and $4,000,111. Of the increase during the nine months ended June 30, 2005, $2,893,137 related to one-time write-offs of expenses directly related to the planned acquisition of Royster-Clark Nitrogen. We expensed $1,807,057 of abandoned acquisition costs, $901,846 of abandoned debt issue costs, and $184,234 of aborted offering costs in the nine months ended June 30, 2005. In addition, the Company issued 540,000 warrants as a breakup fee to other subscribers whose subscriptions for the purchase of preferred stock were not accepted by the Company. These warrants resulted in aborted offering expense of $375,682. Not including those one-time charges, general and administrative expenses increased $452,763 and $498,750 during the three and nine months ended June 30, 2005. The majority of the increase in general and administrative expenses during the three and nine months ended June 30, 2005 related to $255,427 in costs incurred related to the Company’s implementation of the requirements of Section 404 of the 2002 Sarbanes-Oxley Act. In addition, salaries and benefits allocated to general and administrative expenses rather than to cost of sales increased by $13,018 and $219,909, or 2% and 12%, during the three and nine months ended June 30, 2005. This was primarily due to hiring an in-house legal counsel during the third quarter of fiscal 2004 and a cost of living increase received by employees in fiscal year 2005. Public relations and promotions expenses increased by $61,432 and $25,936, or 68% and 6% during the three and nine months ended June 30, 2005 due to listing fees paid to the American Stock Exchange, LLC during the third quarter of the current fiscal year. Contract salaries and consulting expenses increased by $96,867 and decreased $10,049, or 149% and 3% during the three and nine months ended June 30, 2005. The increase in the three months ended June 30, 2005 was due to additional consulting cost requirements for the design and engineering phase of the conversion of the Royster-Clark Nitrogen ammonia plant to use coal as the feedstock. Insurance expense increased by $23,207 and $91,708, or 32% and 48% during the three and nine months ended June 30, 2005 as a result of obtaining additional coverages in the current fiscal year after assessing our insurance portfolio. Legal expense decreased by $116,033 and $73,490, or 113% and 23% during the three and nine months ended June 30, 2005 as we hired in-house legal counsel in the third quarter of fiscal year 2004, and the majority of legal expense incurred in the current fiscal year were written off to abandoned acquisition costs. Many other general and administrative expenses experienced increases and decreases during the three and nine months ended June 30, 2005, none of which were individually significant.

Depreciation and Amortization. Depreciation and amortization expenses during the three and nine months ended June 30, 2005 were $160,795 and $472,865, an increase of $10,589 and $7,053 compared to the three and nine months ended June 30, 2004 when the total depreciation and amortization expense was $150,206 and $465,812. Of these amounts, $57,833 and $161,171 were included in costs of sales during the three and nine months ended June 30, 2005 and $45,677 and $124,086 were included in costs of sales during the three and nine months ended June 30, 2004. The increase in amounts included in cost of sales during the three and nine months ending June 30, 2005 was directly attributable to an increase in revenues during that period in our alternative fuels and oil and gas field services segments.

RENTECH, INC.

Research and Development. Research and development expenses were $58,797 and $239,203 during the three and nine months ended June 30, 2005, all included in our alternative fuels segment. This expense decreased by $131,201 and $329,955 from the three months and nine months ended June 30, 2004, when these expenses were $189,998 and $569,158. The decrease in research and development expenses is due to the fact that the majority of our research and development work is now conducted by our joint venture FT Solutions LLC, which we created in June 2004 with Headwaters Technology Innovation Group, Inc. In the nine months ended June 30, 2005, we continued work on advanced catalysts and separation, process optimization, and product upgrading. Flowsheet simulations and feasibility studies also provide input to research and development direction.

Total Operating Expenses. Total operating expenses during the three and nine months ended June 30, 2005 were $2,352,145 and $8,318,577 as compared to $1,507,022 and $4,910,995 during the three and nine months ended June 30, 2004, an increase of $845,123 and $3,407,582. The increase in total operating expenses for the three and nine months ended June 30, 2005 as compared to the prior period, is a result of an increase in general and administrative expenses of $977,891 and $3,767,569 and a decrease in research and development expenses of $131,201 and $329,955.

Loss From Operations

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Loss from operations:
Oil and gas field services	$391,268	$250,177	$1,029,704	$495,904
Technical services	(2,210,783)	(1,318,957)	(7,979,327)	(4,241,349)
Rental income	30,587	29,684	92,836	87,547

Loss from operations	$(1,788,928)	$(1,039,096)	$(6,856,787)	$(3,657,898)

Loss from operations during the three and nine months ended June 30, 2005 increased by $749,832 and $3,198,889. The increased loss compared to the prior year resulted from an increase in total operating expenses of $845,123 and $3,407,582 during the three and nine months ended June 30, 2005 in addition to an increase in gross profit of $95,291 and $208,693.

Income from operations for oil and gas field services increased to $391,268 and $1,029,704 during the three and nine months ended June 30, 2005, up from $250,177 and $495,904 during the three and nine months ended June 30, 2004. The increase of $141,091 and $533,800 was due to increases in our number of units in service combined with our increase in billing rates.

Loss from operations for technical services was $2,210,783 and $7,979,327 during the three and nine months ended June 30, 2005, up from $1,318,957 and $4,241,349 during the three and nine months ended June 30, 2004, an increase of $891,826 and $3,737,978. Loss from operations was up in the nine months ended June 30, 2005 primarily from a one-time write-off of $2,893,137 related to the planned acquisition of Royster-Clark Nitrogen. We expensed $1,807,057 of abandoned acquisition costs, $901,846 of abandoned debt issue costs and $184,234 of aborted offering costs in the nine months ended June 30, 2005.

RENTECH, INC.

Other Income (Expense)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Other income (expense):
Equity in loss of investee	$(192,305)	$(40,970)	$(576,407)	$(141,643)
Interest income	39,142	3,832	40,883	11,215
Interest expense	(475,300)	(143,457)	(2,351,167)	(660,228)
Loss on disposal of fixed assets	484	—	1,207	(3,640)

Total other income (expense)	$(627,979)	$(180,595)	$(2,885,484)	$(794,296)

Equity in Loss of Investee. During the three and nine months ended June 30, 2005, we recognized $192,305 and $576,407 in equity in loss of investee, as compared to $40,970 and $141,643 during the three and nine months ended June 30, 2004. In the three and nine months ended June 30, 2005, $39,882 and $136,805 represents our 50% share of the loss incurred by our joint venture in Sand Creek Energy LLC, compared to $40,970 and $141,643 during the three and nine months ended June 30, 2004. The LLC is maintaining the mothballed Sand Creek methanol plant and offering it for sale. The decrease during the three and nine months ended June 30, 2005 is due to a decrease in insurance and other maintenance costs of the facility. In the three and nine months ended June 30, 2005, we recognized $152,423 and $439,602 in equity in loss of investee from our 50% share of the loss in our joint venture FT Solutions LLC, which was formed in the fourth quarter of fiscal 2004. This loss represents our share of research and development expenses of the LLC incurred in the three and nine months ended June 30, 2005.

Interest Expense. Interest expense during the three and nine months ended June 30, 2005 was $475,300 and $2,351,167, increased from $143,457 and $660,228 during the three and nine months ended June 30, 2004. Of the increase during the three and nine months ended June 30, 2005 of $331,843 and $1,690,939, 98% and 97% resulted from the recognition of non-cash interest expense. Total non-cash interest expense recognized during the three and nine months ended June 30, 2005 was $371,428 and $1,972,619, compared to $45,966 and $331,132 during the three and nine months ended June 30, 2004. Of the non-cash interest expense recognized in the three and nine months ended June 30, 2005, $175,291 and $1,684,551, or 47% and 85%, was due to the amortization of debt issuance costs related to a line of credit and bridge loans entered into during the last quarter of fiscal year 2004 and the first quarter of fiscal year 2005 that were used to provide working capital and fund acquisition costs related to the planned purchase of Royster-Clark Nitrogen, Inc.

Total Other Expenses. Total other expenses increased to $627,979 and $2,885,484 during the three and nine months ended June 30, 2005 from total other expenses of $180,595 and $794,296 during the three and nine months ended June 30, 2004. The increase in total other expenses of $447,384 and $2,091,188 for the three and nine months ended June 30, 2005 resulted from an increase in equity in loss of investee of $151,335 and $434,764; and an increase in interest expense of $331,843 and $1,690,939.

RENTECH, INC.

Net Loss from Continuing Operations

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Net loss from continuing operations:
Oil and gas field services	$389,815	$249,267	$1,025,792	$494,288
Technical services	(2,837,309)	(1,498,642)	(10,860,899)	(5,034,029)
Rental income	30,587	29,684	92,836	87,547

Net loss from continuing operations before taxes	(2,416,907)	(1,219,691)	(9,742,271)	(4,452,194)
Income tax benefit	—	—	138,467	—

Net loss from continuing operations	$(2,416,907)	$(1,219,691)	$(9,603,804)	$(4,452,194)

For the three and nine months ended June 30, 2005, we experienced a net loss from continuing operations of $2,416,907 and $9,603,804, compared to a net loss from continuing operations of $1,219,691 and $4,452,194 during the three and nine months ended June 30, 2004. The increase of $1,197,216 and $5,151,610 for the three and nine months ended June 30, 2005 resulted from an increase in loss from operations of $749,832 and $3,198,889 and an increase in total other expenses of $447,384 and $2,091,188.

Net income from continuing operations for oil and gas field services increased to $389,815 and $1,025,792 during the three and nine months ended June 30, 2005, up from $249,267 and $494,288 during the three and nine months ended June 30, 2004. The increase of $140,548 and $531,504 was due to increases in our number of units in service combined with our increase in billing rates.

Net loss from continuing operations for technical services was $2,837,309 and $10,860,899 during the three and nine months ended June 30, 2005, up from $1,498,642 and $5,034,029 during the three and nine months ended June 30, 2004, an increase of $1,338,667 and $5,826,870. Net loss from continuing operations was up in the three and nine months ended June 30, 2005 as a result of an increase in operating expenses of $845,123 and $3,407,582, and an increase of $331,843 and $1,690,939 in interest expense during the three and nine months ended June 30, 2005 related to the bridge loans obtained in the fourth quarter of fiscal year 2004 and the first quarter of fiscal year 2005. In addition, we had an increase in gross profit of $95,291 and $208,693 in the three and nine months ended June 30, 2005.

Discontinued Operations:

Revenues

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Revenues:
Product sales	$—	$693,771	$846,141	$1,615,512
Industrial automation systems	127,080	325,871	344,218	709,877

Total revenues	$127,080	$1,019,642	$1,190,359	$2,325,389

Product Sales. Our product sales were realized from sales of water-based stains, sealers and coatings by our former subsidiary OKON, Inc., through which we previously conducted our paint business segment. These sales produced revenues of $0 and $846,141 during the three and nine months ended June 30, 2005. This compares to revenues from

RENTECH, INC.

this segment of $693,771 and $1,615,512 for the three and nine months ended June 30, 2004. On March 8, 2005, we sold our entire interest in OKON, Inc.

REN Corporation provided service revenues in the amount of $127,080 and $344,218 during the three and nine months ended June 30, 2005 and $325,871 and $709,877 during the three and nine months ended June 30, 2004 from contracts for the manufacture of complex microprocessor controlled industrial automation systems. The decreases of $198,791, or 61%, and $365,659, or 52% in this revenue during the three and nine months ended June 30, 2005 were due to decreases in work orders for new equipment as well as in work completed under test stand servicing arrangements. REN has reduced its operating costs during the first three fiscal quarters of 2005. REN has submitted proposals for new work with several former and new customers for development of new test equipment. Whether new contracts will be received, and the timing and amount of revenues they would generate, is uncertain. If new revenues are not developed from pending proposals, REN may not be able to continue its manufacturing operations. Effective August 1, 2005, the Company sold its 56% ownership interest in REN Corporation.

Cost of Sales

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Cost of sales:
Product costs	$—	$323,965	$440,467	$817,336
Industrial automation systems	77,285	171,069	251,989	499,373

Total cost of sales	$77,285	$495,034	$692,456	$1,316,709

Our cost of sales for discontinued operations include costs for our OKON products, and industrial automation system services. During the three and nine months ended June 30, 2005, the combined cost of sales was $77,285 and $692,456 compared to $495,034 and $1,316,709 during the three and nine months ended June 30, 2004. The decrease for the three and nine months ended June 30, 2005 resulted from a decrease in cost of sales experienced by each of these former segments.

Cost of sales for product sales is the cost of sales of our former paint business segment for sales of stains, sealers and coatings. During the three and nine months ended June 30, 2005, our costs of sales for the paint business were $0 and $440,467, as compared to the three and nine months ended June 30, 2004 when costs of sales for the paint business were $323,965 and $817,336.

Cost of sales for the industrial automation systems business were $77,285 and $251,989 during the three and nine months ended June 30, 2005 as compared to $171,069 and $499,373 during the three and nine months ended June 30, 2004. The decreases of $93,784 and $247,384 during the three and nine months ended June 30, 2005, as compared to the three and nine months ended June 30, 2004, were directly related to fewer orders for new equipment, and our inability to bill for service contracts until the services are completed.

Gross Profit

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Gross Profit:
Product sales	$—	$369,806	$405,674	$798,176
Industrial automation systems	49,795	154,802	92,229	210,504

Total gross profit	$49,795	$524,608	$497,903	$1,008,680

Our gross profit for the three and nine months ended June 30, 2005 was $49,795 and $497,903, as compared to $524,608 and $1,008,680 for the three and nine months ended June 30, 2004. The decrease of $474,813, or 91%,

RENTECH, INC.

and $510,777, or 51%, during the three and nine months ended June 30, 2005 resulted from a combination of the contributions from each of our discontinued operations. The gross profit contribution of our former paint segment decreased during the three and nine months ended June 30, 2005 by $369,806 and $392,502 as compared to the three and nine months ended June 30, 2004. Our former industrial automation system segment had a decrease of $105,007 and $118,275 during the three and nine months ended June 30, 2005 as compared to the three and nine months ended June 30, 2004.

Gross profit for product sales is the gross profit of our former paint business segment for sales of stains, sealers and coatings. During the three and nine months ended June 30, 2005, our gross profit for our former paint segment was $0 and $405,674, as compared to the three and nine months ended June 30, 2004 when our gross profit was $369,806 and $798,176.

Gross profit for the industrial automation systems business was $49,795 and $92,229 during the three and nine months ended June 30, 2005 as compared to $154,802 and $210,504 during the three and nine months ended June 30, 2004. The decreases in gross profit in both periods were due to the timing of revenue recognition under the percentage of completion method of accounting and a lack of new contracts in both periods.

Operating Expenses

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Operating expenses:
General and administrative	$85,604	$446,795	$771,168	$1,341,317
Depreciation and amortization	—	23,803	16,141	72,282
Research and development	—	4,687	10,897	10,937

Total operating expenses	$85,604	$475,285	$798,206	$1,424,536

Operating expenses consist of general and administrative expense, depreciation and amortization and research and development. Our operating expenses have historically been grouped into several categories of major expenses.

General and Administrative Expenses. General and administrative expenses were $85,604 and $771,168 during the three and nine months ended June 30, 2005, down $361,191 and $570,149 from the three and nine months ended June 30, 2004 when these expenses were $446,795 and $1,341,317. Salaries and benefits allocated to general and administrative expenses rather than to cost of sales decreased by $239,354 and $355,264, or 94% and 46%, during the three and nine months ended June 30, 2005. This was due to a reduction in work force at REN Corporation and the sale of OKON on March 8, 2005. Commission expenses decreased by $54,860 and $76,261, or 100% and 64% during the three and nine months ended June 30, 2005. Many other general and administrative expenses experienced increases and decreases during the three and nine months ended June 30, 2005, none of which were individually significant.

Depreciation and Amortization. Depreciation and amortization expenses during the three and nine months ended June 30, 2005 were $0 and $29,797, a decrease of $32,458 and $68,495 compared to the three and nine months ended June 30, 2004 when the total depreciation and amortization expense was $32,458 and $98,292. Of these amounts, $0 and $13,656 were included in costs of sales during the three and nine months ended June 30, 2005, and $8,655 and $26,010 were included in costs of sales during the three and nine months ended June 30, 2004. The overall decrease in depreciation and amortization expense is a result of no longer depreciating the assets since they were classified as discontinued operations.

Total Operating Expenses. Total operating expenses during the three and nine months ended June 30, 2005 were $85,604 and $798,206 as compared to $475,285 and $1,424,536 during the three and nine months ended June 30, 2004, a decrease of $389,681 and $626,330. The decrease in total operating expenses for the three and nine months

RENTECH, INC.

ended June 30, 2005 as compared to the prior period is a result of a decrease in general and administrative expenses of $361,191 and $570,149, a decrease in depreciation and amortization charges included in operating expenses of $23,803 and $56,141, and a decrease in research and development expenses of $4,687 and $40.

Loss From Operations

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Loss from operations:
Product sales	$—	$45,716	$(89,717)	$(124,861)
Industrial automation systems	(35,809)	3,607	(210,586)	(290,995)

Loss from operations	$(35,809)	$49,323	$(300,303)	$(415,856)

Loss from operations during the three and nine months ended June 30, 2005 increased by $85,132 and decreased by $115,553, respectively.

Loss from operations for product sales is the loss from operations of our former paint business segment for sales of stains, sealers and coatings. During the three months ended June 30, 2005, our loss from operations for the paint business was $0, as compared to the three months ended June 30, 2004 when we had a gain from operations of $45,716. During the nine months ended June 30, 2005, our loss from operations for the paint business was $89,717, as compared to the nine months ended June 30, 2004 when our loss from operations was $124,861. The decrease in loss from operations for the nine months ended June 30, 2005 was due to a decrease of $427,646 in operating expenses, partially offset by a decrease in gross profit of $392,502.

Loss from operations for the industrial automation systems segment were $35,809 and $210,586 during the three and nine months ended June 30, 2005 as compared to a gain from operations of $3,607 and a loss from operations of $290,995 during the three and nine months ended June 30, 2004. The decreases in loss from operations of $39,416 and $80,409 during the three and nine months ended June 30, 2005 were the result of decreases in operating expenses of $65,914 and $199,007. This was due to cost cutting measures at REN as a result of its lack of new contracts.

Other Income (Expense)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Other income (expense):
Interest expense	$(10,027)	$(12,254)	$(27,715)	$(38,064)

Total other income (expense)	$(10,027)	$(12,254)	$(27,715)	$(38,064)

Interest Expense. Interest expense during the three and nine months ended June 30, 2005 was $10,027 and $27,715, decreased from $12,254 and $38,064 during the three and nine months ended June 30 2004. The decrease in interest expense for the three and nine months ended June 30, 2005 is due to interest accrued on an insurance loan in the former industrial automation segment in fiscal year 2004 that did not exist in fiscal year 2005.

Minority Interest in Subsidiary’s Net Loss

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Minority interest in subsidiary’s net loss	$—	$(1,465)	$—	$129,005

RENTECH, INC.

The minority interest in subsidiary’s net (income)/loss of $0 during the three and nine months ended June 30, 2005, as compared to ($1,465) and $129,005 during the three and nine months ended June 30, 2004, resulted from the continued operating loss of REN Corporation for the three and nine months ended June 30, 2005. Minority interests in the net loss of a subsidiary are reflected as an addition to consolidated net loss, reduced by the excess of any losses applicable to the minority interest in a subsidiary that exceed the minority interest in the equity capital of the subsidiary. The Company accounts for the excess loss in accordance with Accounting Research Bulletin No. 51, “Consolidated Financial Statements” as the minority interest shareholders have no obligation to fund such losses. As of June 30, 2005, the Company had a cumulative minority interest excess loss of $236,560, including $20,168 and $101,641 in the three and nine months ended June 30, 2005, which was charged against the majority interest on the Consolidated Statement of Operations, reducing the total minority interest to $0 for the three and nine months ended June 30, 2005.

Net Loss and Gain on Sale of Discontinued Operations

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Discontinued operations:
Net loss from product sales	$—	$45,604	$(89,821)	$(125,133)
Net loss from industrial automation systems	(45,836)	(10,000)	(238,197)	(199,782)
Gain on sale of discontinued operations, net of tax	—	—	560,777	—

	$(45,836)	$35,604	$232,759	$(324,915)

For the three and nine months ended June 30, 2005, we experienced a net loss from discontinued operations of $45,836 and a net gain of $232,759, or ($0.001) and $0.003 per share. For the three and nine months ended June 30, 2005, we experienced a net loss from discontinued operations of $45,836 and $328,018 compared to a net gain from discontinued operations of $35,604 and a net loss of $324,915 during the three and nine months ended June 30, 2004.

Net loss from discontinued operations for product sales is the net loss from discontinued operations of our paint business for sales of stains, sealers and coatings. During the three months ended June 30, 2005, our net loss from discontinued operations for the paint business was $0, as compared to the three months ended June 30, 2004 when we experienced a net gain from discontinued operations of $45,604. During the nine months ended June 30, 2005, our net loss from discontinued operations for the paint business was $89,821, as compared to the nine months ended June 30, 2004 when the net loss was $125,133. The decrease in net loss from discontinued operations for the nine months ended June 30, 2005 was due to a decrease of $427,646 in operating expenses, partially offset by a decrease in gross profit of $392,502.

Net loss from discontinued operations for the industrial automation systems segment was $45,836 and $238,197 during the three and nine months ended June 30, 2005 as compared to $10,000 and $199,782 during the three and nine months ended June 30, 2004. The increase in net loss from discontinued operations of $35,836 and $38,415 during the three and nine months ended June 30, 2005 were the result of decreases in gross profit of $105,007 and $118,275, partially offset by a decrease in operating expenses $65,914 and $199,007, which were due to certain cost cutting measures at REN as a result of their lack of new contracts.

RENTECH, INC.

Gain on sale of discontinued operations is the gain on the sale of OKON, Inc. on March 8, 2005. The gain was calculated as follows:

Sales Price	$2,000,000
Less transaction costs	($135,000)
Other transaction costs, noncash
Extension of employee options	($73,919)
20,000 options issued to employees	($20,503)

Net sales price less transaction costs	$1,770,578

Book value of Rentech’s ownership in OKON, Inc.	$1,071,334

Rentech’s gain on sale of OKON, Inc.	$699,244

Net Loss Applicable to Common Stockholders

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Net loss	$(2,462,743)	$(1,184,087)	$(9,371,045)	$(4,777,109)
Deemed dividend on preferred stock	(8,558,631)	—	(8,558,631)	—

Net loss applicable to common stockholders	$(11,021,374)	$(1,184,087)	$(17,929,676)	$(4,777,109)

For the three and nine months ended June 30, 2005, we experienced a net loss applicable to common stockholders of $11,021,374 and $17,929,676, or $0.118 and $0.195 per share compared to a net loss applicable to common stockholders of $1,184,087 and $4,777,109, or $0.013 and $0.056 per share during the three and nine months ended June 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2005, we had working capital of $4,098,309, as compared to negative working capital of $1,266,653 at September 30, 2004. Our current assets totaled $8,892,291, including net accounts receivable of $1,029,489, and our current liabilities were $4,793,982. We had long-term liabilities of $2,533,408, of which most related to our long-term convertible debt as well as the mortgage on our development and testing laboratory.

From our inception on December 18, 1981 through June 30, 2005, we have incurred losses in the amount of $65,740,165. For the nine months ended June 30, 2005, we recognized a $9,603,804 net loss from continuing operations. If we do not operate at a profit in the foreseeable future, we may be unable to continue operations at the present level. As of June 30, 2005, we had an unrestricted cash and cash equivalents balance of $6,791,200. We have been successful in the past in obtaining debt and equity financing. For the years ended September 30, 2004 and 2003, we received net cash proceeds from the issuance of common stock of $4,706,951 and $1,577,100. For the years ended September 30, 2004 and 2003, we received cash proceeds from long-term debt and long-term convertible debt to stockholders of $565,000 and $2,505,000. On April 8, 2005, we entered into a Securities Purchase Agreement that provided us with gross proceeds of $9 million through a private placement of convertible preferred stock with M.A.G. Capital, LLC (formerly Mercator Advisory Group, LLC) through its designated funds, Monarch Pointe Fund, Ltd, Mercator Momentum Fund, III, LP, and Mercator Momentum Fund, LP, and with Pentagon Special Purpose Fund, Ltd. The agreement resulted in a private placement of 90,000 shares of Rentech’s Series A Convertible Preferred

RENTECH, INC.

Stock at $100 per share. On May 20, 2005, the Company issued two convertible promissory notes to directors of the company totaling $1,000,000.

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

To obtain capital for working funds, we have previously sold shares of our common stock and convertible preferred stock in private placements to accredited investors at a discount from the market price. We have also previously sold our stock purchase warrants and our convertible promissory notes bearing interest in private placements. The preferred stock, warrants and notes are, or were, convertible into shares of our common stock at a discount. On March 17, 2005, our shareholders approved an amendment to our Restated Articles of Incorporation to increase the number of authorized shares of common stock from 150,000,000 to 250,000,000. To achieve our objectives as planned for fiscal year 2005 and thereafter, we will need to issue additional shares of common stock and shares of convertible preferred stock and other convertible securities in private placements to fund working capital requirements and provide funds for our proposed acquisition of equity interests in an existing ammonia fertilizer plant. We also expect to require significant new debt financing in connection with acquisition of a nitrogen fertilizer plant and our planned conversion of the plant to use coal feedstock and to add our Rentech Process. If we are unable to sell shares of our equity or debt securities, we would not be able to acquire or retrofit a nitrogen fertilizer plant, and would also have to curtail our expenditures by reducing our operations, in efforts to reduce our operating costs to a level covered by our revenues. Our inability to acquire and retrofit a plant, and curtailment of our activities related to the Rentech Process would materially adversely impact our ability to commercialize the Rentech Process and our ability to continue our business at the present level.

We are also seeking to raise capital by the sale of certain assets. We are offering to sell our one-half interest in the Sand Creek plant, in cooperation with the owner of the other one-half interest. The plant has been for sale for approximately two years. Effective August 1, 2005, the Company sold its 56% ownership interest in REN Corporation. We may also sell our remaining operating subsidiary to raise capital and to focus on our core business of Fischer-Tropsch technology. If less than all of the subsidiaries and the Sand Creek plant were to be sold for cash, the total net proceeds would not cover our annual loss from operations. We sold OKON, Inc., our paint subsidiary, on March 8, 2005. The sale of OKON had a positive impact on our liquidity, as OKON had provided negative cash flows over the past three years. For the years ending September 30, 2004, 2003 and 2002, OKON’s operations produced negative cash flows of approximately $75,000, $315,000 and $80,000.

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

Our agreements related to FT Solutions LLC require us to contribute one-half of the cost of constructing a product development unit. We are presently studying the feasibility of the plant and developing information on the projected cost. No plans for proceeding with construction have been completed.

Direct payments from Texaco amounted to 8% of our total revenues in fiscal 2003 and 18% in fiscal 2002. This source of revenue ended in fiscal 2003. If we do not obtain a significant amount of work from others for our laboratory in the near future, or additional funds for its operations, we may be compelled to greatly reduce or close our testing and development laboratory and sharply reduce our scientific and technical staff, among other reductions in operating expenditures.

RENTECH, INC.

Net Deferred Tax Asset. We had net deferred tax assets offset by a full valuation allowance at September 30, 2004 and 2003. We are not able to determine if it is more likely than not that the net deferred tax assets will be realized. See Note 15 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended September 30, 2004.

Our working capital is not sufficient to meet our expected cash operating requirements for the fiscal period after September 30, 2005. Without additional financing and sources of revenue, we may not be able to continue our operations at the current level after that time.

Our working capital is primarily used for operations, investing activities and payments on debt. At June 30, 2005, we had working capital of $4,098,309. This compared to negative working capital of $1,266,653 at September 30, 2004. We have and will continue to expend substantial funds to continue to pay our present operating expenses, including our general and administrative costs, research and development of our technologies, and marketing the Rentech Process, and our investing activities and payments on debt. If we are not able to improve our working capital position, we will not be able to implement our plan to commercialize the Rentech Process through our proposed acquisition of an existing ammonia fertilizer plant, realize revenues from its operations, or maintain our operations at the current level. If we do not succeed in financing and purchasing a plant, we will have a less advantageous position to seek additional financing to fund our operations, including payment of the loans we obtained to provide working capital until the new financing we expect to obtain for financing a purchase. We believe the proceeds from our private placement of preferred stock in April 2005 and revenues associated with feasibility studies related to proposed licenses of the Rentech Process and from operations and potential sales of our subsidiaries, will be adequate to fund our present level of operations through September 30, 2005. If we are unable to obtain additional debt or equity financing, our current net cash losses from operations combined with the potential sale of some of our assets will not enable us to meet our expected cash operating requirements past the end of our fiscal year ending September 30, 2006.

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

Without the operating profits that an existing ammonia fertilizer plant might produce, we would be unable to fund our current operations or to implement our business plan, and could lose our assets.

Our business plan is to acquire an existing ammonia fertilizer plant and to obtain profits from its continued operations to pay for the loans we would undertake to purchase the plant as well as to offset our operating costs. If we do not realize profits from the plant, we would be unable to continue our operations or to pay for the plant. We could lose all or most of our assets to the holders of our preferred stock who have a preference right in our assets.

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

RENTECH, INC.

Fischer-Tropsch projects, we would not realize revenues from such a plant, the Rentech Process, or from projects that might be developed by prospective licensees. This situation would delay commercialization of our technology. Our plan to realize new revenues from license fees, engineering services, royalties and catalyst sales would be delayed.

ANALYSIS OF CASH FLOW

The following table summarizes our Consolidated Statements of Cash Flows:

	Nine Months Ended June 30,
	2005	2004
Net Cash (Used in) Provided by:
Operating activities	$(3,082,580)	$(3,094,500)
Investing activities	(283,820)	(246,706)
Financing activities	9,943,822	3,796,596

Cash Flows From Operating Activities

Net Loss. Operating activities produced net losses of $9,371,045 during the nine months ended June 30, 2005, as compared to $4,777,109 during the nine months ended June 30, 2004. The cash flows used in operations during these periods resulted from the following operating activities.

Depreciation. Depreciation is a non-cash expense. This expense decreased during the nine months ended June 30, 2005 by $12,622, as compared to the nine months ended June 30, 2004. The decrease was attributable to equipment disposed of and not depreciating assets classified as discontinued operations during the nine months ended June 30, 2005.

Amortization. Amortization is also a non-cash expense. This expense decreased during the nine months ended June 30, 2005 by $48,820, as compared to the nine months ended June 30, 2004. The decrease is attributable to certain capitalized software, which became fully depreciated during fiscal 2004 and a non-compete agreement, which was written off in fiscal 2004.

Write-off of Acquisition Costs, Debt Issue Costs and Offering Costs. We wrote-off $1,807,057 of abandoned acquisition costs, $901,846 of abandoned debt issue costs and $184,234 of abandoned offering costs in the nine months ended June 30, 2005 related to the planned acquisition of Royster-Clark Nitrogen.

Non-Cash Interest Expense. Total non-cash interest expense recognized during the nine months ended June 30, 2005 was $1,972,619, compared to $331,132 during the nine months ended June 30, 2004. Of the non-cash interest expense recognized in the nine months ended June 30, 2005, $1,684,551, or 85%, was due to the amortization of debt issuance costs related to a line of credit and bridge loans entered into during the last quarter of fiscal year 2004 and the first quarter of fiscal year 2005 that were used to provide working capital and fund acquisition costs related to the planned purchase of Royster-Clark Nitrogen, Inc.

Equity in Loss of Investee. We recognized equity in loss of investee in the amount of $576,407 during the nine months ended June 30, 2005. $136,805 represents our 50% share of the loss incurred by our joint venture in Sand Creek Energy LLC. The LLC is holding and maintaining the mothballed Sand Creek methanol plant. The decrease during the nine months ended June 30, 2005 is due to a decrease in insurance and other maintenance costs of the facility. In the nine months ended June 30, 2005, we recognized $439,602 in equity in loss of investee from our 50% share of the loss in our joint venture FT Solutions LLC, which was formed in the fourth quarter of fiscal 2004.

RENTECH, INC.

Salaries Expense Paid Through Debt. During the nine months ended June 30, 2004, we issued unsecured convertible promissory notes totaling $357,877 in lieu of cash to certain officers of the Company in payment of their salaries. No such notes were issued in the nine months ended June 30, 2005.

Stock Options and Warrants Issued for Services and Aborted Offering Costs. During the nine months ended June 30, 2005, we issued 45,000 options to a consultant. These options were valued using the Black-Scholes option-pricing model, which resulted in consulting expense of $42,406. In addition, the Company issued 540,000 warrants as a breakup fee to subscribers whose subscriptions for the purchase of preferred stock were not accepted by the Company. These warrants were valued using the Black-Scholes option-pricing model, which resulted in aborted offering expense of $375,517.

Changes in Operating Assets and Liabilities. The changes in operating assets and liabilities, net of business combination, result from the following factors.

Accounts Receivable. Accounts receivable increased by $151,338 during the nine months ended June 30, 2005. The increase in accounts receivable was due to increases in sales by the oil and gas field services segment of 41%.

Costs and Estimated Earnings in Excess of Billings. Costs and estimated earnings in excess of billings decreased $177,010 during the nine months ended June 30, 2005 as a result of the timing of contract billings and other contract activity within the former industrial automation systems segment and the technical services segment. These contracts are accounted for under the percentage of completion method of accounting.

Prepaid Expenses and Other Current Assets. Prepaid expenses and other current assets decreased during the nine months ended June 30, 2005 by $417,810. The decrease reflects the timing of payment on certain annual insurance premiums, net of the amortization of such premiums.

Accounts Payable. Accounts payable increased by $348,172 during the nine months ended June 30, 2005. This increase resulted from the timing of receiving and paying trade payables.

Billings in Excess of Costs and Estimated Earnings. Billings in excess of costs and estimated earnings decreased $97,174 during the nine months ended June 30, 2005 as a result of contracts within the former industrial automation systems segment and the technical services segment, which are accounted for under the percentage of completion method of accounting.

Accrued Liabilities, Accrued Payroll and Other. Accrued liabilities, accrued payroll and other increased $21,136 during the nine months ended June 30, 2005 as a result of the timing of payment of certain payroll related accruals.

Net Cash Used in Operating Activities. The total net cash used in operations decreased to $3,082,580 during the nine months ended June 30, 2005, as compared to $3,094,500 during the nine months ended June 30, 2004.

Cash Flows From Investing Activities

Purchase of Property and Equipment. During the nine months ended June 30, 2005, we purchased $288,882 of property and equipment, which included $148,149 paid in cash and $140,733 purchased with note payables. Of the property and equipment purchases, 66% was attributable to vehicles and logging equipment purchased for our oil and gas field services segment, while the remainder was primarily attributable to computer equipment and a vehicle in the former industrial automation systems segment.

Proceeds from Disposal of Fixed Assets. We received proceeds from the disposal of fixed assets during the nine months ended June 30, 2005 of $8,219.

RENTECH, INC.

Deposits and Other Assets. During the nine months ended June 30, 2005, cash used for deposits and other assets increased $44,634.

Payments of Acquisition Costs. We paid $1,150,101 in abandoned acquisition costs related to the planned acquisition of Royster-Clark Nitrogen.

Cash Used in Purchase of Investments. We used $139,027 to fund our 50% share of expenses of Sand Creek Energy, LLC during the nine months ended June 30, 2005. We used $510,128 to fund our 50% share of expenses of FT Solutions LLC during the nine months ended June 30, 2005.

Net Cash Provided by Investing Activities. The total net cash used by investing activities increased to $283,820 during the nine months ended June 30, 2005 as compared to net cash used of $246,706 during the nine months ended June 30, 2004. The increase was primarily a result of the $1,150,101 of acquisition costs paid during the nine months ended June 30, 2005, and the $649,155 paid in the purchase of investments, partially offset by the $1,700,000 in cash we received for the sale of OKON, Inc. in March of 2005.

Cash Flows From Financing Activities

Proceeds from Issuance of Common Stock. During the nine months ended June 30, 2005, we received $1,465,966 in net cash proceeds from the issuance of common stock compared to $3,975,831 during the nine months ended June 30, 2004.

Proceeds from Issuance of Preferred Stock. During the nine months ended June 30, 2005, we received $8,315,000 in net cash proceeds from the issuance of convertible preferred stock compared to $0 during the nine months ended June 30, 2004.

Payment of Dividends on Preferred Stock. During the nine months ended June 30, 2005, we paid $160,750 in dividends on preferred stock.

Payment of Offering Costs. During the nine months ended June 30, 2005, we paid $169,618 in offering costs as compared to $223,925 during the nine months ended June 30, 2004.

Proceeds from Long-Term Debt and Notes Payable. During the nine months ended June 30, 2005, we received proceeds from long-term debt and notes payable in the amount of $2,847,708, compared to $568,476 during the nine months ended June 30, 2004.

Payment of Debt Issuance Costs. During the nine months ended June 30, 2005, we paid $991,177 in debt issuance costs as compared to $0 during the nine months ended June 30, 2004. Of the debt issuance costs paid in the current fiscal year, we wrote off $901,846 as abandoned debt issue costs.

Payments on Line of Credit, Net. During the nine months ended June 30, 2005, we made net payments on our lines of credit of $643,387 as compared to net payments on our lines of credit of $6,719 during the nine months ended June 30, 2004.

Payments on Long-Term Convertible Debt and Notes Payable. During the nine months ended June 30, 2005, we repaid $719,720 on our debt obligations as compared to $517,067 during the same period in fiscal 2004. Payments in the nine months ended June 30, 2005 reflect payments on notes payable and long-term convertible debt.

Net Cash Provided by Financing Activities. The net cash provided by financing activities during the nine months ended June 30, 2005 was $9,943,822, compared to $3,796,596 in cash provided by financing activities during the nine months ended June 30, 2004.

RENTECH, INC.

Cash and Cash Equivalents increased during the nine months ended June 30, 2005 by $6,577,422 compared to an increase of $455,390 during the nine months ended June 30, 2004. These changes increased the ending cash balance at June 30, 2005 to $6,832,839, which was comprised of cash included in continuing operations of $6,791,200 and cash included in discontinued operations of $41,639, and increased the ending cash balance at June 30, 2004 to $1,271,153, which was comprised of cash included in continuing operations of $1,214,348 and cash included in discontinued operations of $56,805.

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

In December 2004, the FASB issued SFAS 123R, Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS 123R is effective for all fiscal years beginning after June 15, 2005 and, thus, will be effective for Rentech beginning October 1, 2005. The Company is currently evaluating the impact of SFAS 123R on its financial statements.

On March 29, 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (“SAB 107”), which expresses the SEC staff’s view on SFAS 123R. SAB 107 provides guidance regarding certain matters important to selecting and applying valuation models. We will consider SAB 107 in our implementation of SFAS 123R.

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

Valuation of Long-Lived Assets, Intangible Assets and Goodwill. We must assess the realizable value of long-lived assets, intangible assets and goodwill for potential impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In assessing the recoverability of our goodwill and other intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. In addition, we must make assumptions regarding the useful lives of these assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets. Effective October 1, 2001, we elected early adoption of SFAS No. 142, and were required to analyze goodwill for impairment. As of September 30, 2003, we updated our impairment test and determined that the

RENTECH, INC.

goodwill recorded in connection with the acquisition of REN was impaired. REN’s customer backlog as of September was not sufficient to support the realization of goodwill and as a result, we wrote-off the balance related to REN. We also updated our impairment test as of June 30, 2005 for the goodwill recorded in connection with the acquisition of PML. We concluded that there was no impact on our financial position and results of operations, as goodwill was not impaired.

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

OTHER FACTORS THAT MAY AFFECT OUR FUTURE OPERATING RESULTS AND BUSINESS

Certain risks and uncertainties that we face are described in this section and elsewhere in this report. Others that we do not know about, or think are important now, may impair our business and the results of our operations.

We have never operated at a profit. If we do not achieve significant amounts of additional revenues and become profitable, we may be unable to continue our operations.

We have a history of operating losses and have never operated at a profit. From our inception on December 18, 1981 through June 30, 2005, we have incurred losses in the amount of $65,740,165. For the nine months ended June 30, 2005, we recognized a net loss from continuing operations of $9,603,804. If we do not operate at a profit in the future, we would be unable to continue our operations at the present level. Ultimately, our ability to maintain our present level of business will depend upon earning a profit from commercialization of the Rentech Process through our use of it in a plant we may acquire or through licenses to others that generate preliminary study and preliminary design contracts, license fees and royalties for us. We have not been able to achieve commercial use of the technology to this time.

RENTECH, INC.

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

RENTECH, INC.

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

RENTECH, INC.

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

RENTECH, INC.

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

RENTECH, INC.

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

RENTECH, INC.

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

We have a very substantial overhang of common stock, and future sales of our common stock will cause substantial dilution and may negatively affect the market price of our shares.

As of August 5, 2005, there were approximately 93.5 million shares of our common stock outstanding. As of that date, we also had an aggregate of approximately 31.5 million shares of common stock that may be issued upon exercise or conversion of outstanding convertible notes, Series A preferred stock, options and warrants. In addition, we have filed a shelf registration statement to register $75 million of our common stock for issuance in future financing transactions, which further increases our overhang.

We cannot predict the effect, if any, that future sales of shares of our common stock into the market, or the availability of shares of common stock for future sale, will have on the market price of our common stock. Sales of substantial amounts of common stock (including shares issued upon the exercise of stock options and warrants or conversion of convertible notes and shares of Series A preferred stock), or the perception that such sales could occur, may materially and adversely affect prevailing market prices for our common stock.

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

RENTECH, INC.

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

CONTRACTUAL OBLIGATIONS

In addition to the lines of credit and long-term convertible debt previously described, we have entered into various other contractual obligations. The following table lists our significant contractual obligations at June 30, 2005.

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Notes payable to related parties	$195,594	$195,594	$—	$—	$—
Lines of credit	499,218	499,218	—	—	—
Long-term debt	2,588,800	1,225,002	353,883	99,587	910,328
Long-term convertible debt	2,910,877	1,045,877	865,000	—	1,000,000
Interest payments on debt	1,113,040	160,574	149,621	126,007	676,838
Operating leases	718,034	188,869	313,634	215,531	—

	$8,025,563	$3,315,134	$1,682,138	$441,125	$2,587,166

We are a guarantor on the $500,000 line of credit with Premier Bank until it matures on May 1, 2006. On July 29, 2005, the line of credit was transferred from REN Corporation to Petroleum Mud Logging, Inc. The terms of the loan remain the same, however, the guarantee by the minority shareholder of REN Corporation and the collateral of the first deed of trust on the real property of REN Corporation were eliminated from the loan collateral.

We have entered into various short-term and long-term promissory notes, with monthly principal and interest payments of $90,041, at interest rates of 0% to 9.6%, which are collateralized by certain fixed assets of the Company. The interest rate assumptions used to determine the estimated interest payments were derived from existing loan contracts. For fixed interest loans, we used the fixed rate. For variable interest loans, we used the current rate in effect as of June 30, 2005

We have leased office space under a non-cancelable operating lease, which expires October 31, 2009, with a renewal option for an additional five years. In addition we have entered into various other operating leases, which expire through September 2007.

In addition to the contractual obligations previously described, we have entered into various other commercial commitments. The following table lists these commitments at June 30, 2005.

	Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Employment agreements	$2,066,759	$870,642	$1,196,117	$—	$—

	$2,066,759	$870,642	$1,196,117	$—	$—

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

As of the end of the period covered by this report, an evaluation was carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and the Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2005 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no significant changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2005 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

In the normal course of business, the Company is party to litigation from time to time. The Company maintains insurance to cover certain actions, especially product liability for our automated test equipment. We believe that resolution of such litigation will not have a material adverse effect on the Company.

RENTECH, INC.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit Index

3(i)	Amended and Restated Articles of Incorporation dated April 29, 2005 (incorporated by reference to Exhibit 3(i) to Quarterly Report on Form 10-Q filed May 9, 2005).

3(ii)	Bylaws dated November 30, 2004 (incorporated by reference to Exhibit 3(ii) to Annual Report on Form 10-K filed December 9, 2004).

4.1	Shareholder Rights Plan dated January 18, 2005 (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on January 19, 2005).

4.2	Stock Purchase Warrant with Mitchell Technology Investments dated September 17, 2004 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed September 23, 2004).

4.3	Registration Rights Agreement with Mitchell Technology Investments dated September 17, 2004 (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed September 23, 2004).

4.4	Form of Stock Purchase Warrant for December 2004 Short-Term Loan (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed December 7, 2004).

4.5	Form of Promissory Note for December 2004 Short-Term Loan (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed December 7, 2004).

4.6	Form of Registration Rights Agreement for December 2004 Short-Term Loan (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K filed December 7, 2004).

4.7	Form of Stock Purchase Warrant for December 2004 Short-Term Loan (incorporated by reference to Exhibits 10.3 and 10.6 to Current Report on Form 8-K filed December 16, 2004).

4.8	Form of Promissory Note for December 2004 Short-Term Loan (incorporated by reference to Exhibits 10.2 and 10.5 to Current Report on Form 8-K filed December 16, 2004).

4.9	Form of Registration Rights Agreement for December 2004 Short-Term Loan (incorporated by reference to Exhibits 10.4 and 10.7 to Current Report on Form 8-K filed December 16, 2004).

4.10	Subscription Agreement dated April 8, 2005 for Placement of Preferred Stock (incorporated by reference to exhibits to Current Report on Form 8-K filed April 14, 2005).

4.11	Form of Stock Purchase Warrant dated April 8, 2005 for Placement of Preferred Stock (incorporated by reference to exhibits to Current Report on Form 8-K filed April 14, 2005)

4.12	Registration Rights Agreement dated April 8, 2005 for Placement of Preferred Stock (incorporated by reference to exhibits to Current Report on Form 8-K filed April 14, 2005).

10.1	License Agreement with Texaco Natural Gas, Inc. dated October 8, 1998 (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-KSB for the year ended September 30, 1998).

RENTECH, INC.

10.2	Technical Services Agreement dated June 14, 1999 between Rentech and Texaco Energy Systems, Inc. (incorporated by reference to Exhibit 10.7 to Rentech’s Annual Report on Form 10-K for the year ended September 30, 2001)

10.3	FT Solutions LLC Operating Agreement dated as of June 15, 2004 between Headwaters Technology Innovation Group, Inc. and Rentech, Inc. (incorporated by reference to the exhibits to Current Report on Form 8-K filed August 26, 2004).

10.4	Contribution Agreement dated as of June 15, 2004 Among Headwaters Technology Innovation Group, Inc., Rentech, Inc. and FT Solutions LLC (incorporated by reference to the exhibits to Current Report on Form 8-K filed August 26, 2004).

10.5	Patent and Trademark License Agreement dated June 15, 2004 Between Headwaters Technology Innovation Group, Inc. and FT Solutions LLC (incorporated by reference to the exhibits to Current Report on Form 8-K filed August 26, 2004).

10.6	Patent and Trademark License Agreement dated June 15, 2004 Between Rentech, Inc. and FT Solutions LLC (incorporated by reference to the exhibits to Current Report on Form 8-K filed August 26, 2004).

10.7	Patent and Trademark License Agreement dated as of June 15, 2004 Between FT Solutions LLC and Rentech, Inc. (incorporated by reference to the exhibits to Current Report on Form 8-K filed August 26, 2004).

10.8	Services Agreement Between Headwaters Technology Innovation Group, Inc., Rentech, Inc. and FT Solutions LLC (incorporated by reference to the exhibits to Current Report on Form 8-K filed August 26, 2004).

10.9	Services Contract with Wyoming Business Council dated June 7, 2004 (incorporated by reference to Exhibit No. 10.9 to the Current Report on Form 8-K filed June 7, 2004).

10.10	Technical Services Agreement with Clean Coal Power Resources, Inc. dated October 29, 2003 (incorporated by reference to Exhibit 10.1 to Rentech’s Current Report on Form 8-K dated December 11, 2003).

10.11	Memorandum of Understanding with Jacobs Engineering U.K. Limited dated January 20, 2004, 1999 (incorporated by reference to exhibits to Current Report on Form 8-K filed January 29, 2004).

10.12	Memorandum of Understanding dated June 4, 2004 with the Independent State of New Guinea, Niugini Gas & Chemicals Pte Ltd and I&G Venture Capital Co. Ltd (incorporated by reference to Exhibit 99 to Current Report on Form 8-K filed June 30, 2004).

10.13	1990 Stock Option Plan (incorporated by reference to the exhibits to Registration Statement No. 33-37150-D on Form S-18).

10.14	1994 Stock Option Plan (incorporated by reference to the exhibits to Post-Effective Amendment No. 5 to Registration Statement No. 33-37150-D on Form S-18).

10.15	1996 Stock Option Plan (incorporated by reference to the exhibits to Current Report on Form 8-K dated December 18, 1996).

10.16	1998 Stock Option Plan (incorporated by reference to the exhibits to Registration Statement No. 333-95537 on Form S-8).

RENTECH, INC.

10.17	2001 Stock Option Plan (incorporated by reference to the exhibits to Annual Report on Form 10-K for the year ended September 30, 2002).

10.18	2003 Stock Option Plan (incorporated by reference to the exhibits to Annual Report on Form 10-K for the year ended September 30, 2002).

10.19	2005 Stock Option Plan (incorporated by reference to the exhibits to Quarterly Report on Form 10-K for the fiscal quarter ended December 31, 2004).

10.20	Employment Contract with executive officer of subsidiary REN Corporation (incorporated by reference from the exhibits to Rentech’s Annual Report on Form 10-K for the year ended September 30, 2001, filed December 28, 2001).

10.21	Employment Agreement with Charles B. Benham (incorporated by reference to Exhibit No. 10.18 to Amendment No. Two to Registration Statement No. 333-85682 on Form S-3/A filed on October 28, 2002).

10.22	Employment Agreement with Mark S. Bohn (incorporated by reference to Exhibit No. 10.19 to Amendment No. Two to Registration Statement No. 333-85682 on Form S-3/A filed on October 28, 2002).

10.23	Employment Agreement with Ronald C. Butz (incorporated by reference to Exhibit No. 10.20 to Amendment No. Two to Registration Statement No. 333-85682 on Form S-3/A filed on October 28, 2002).

10.24	Employment Agreement with Dennis L. Yakobson (incorporated by reference to Exhibit No. 10.22 to Amendment No. Two to Registration Statement No. 333-85682 on Form S-3/A filed on October 28, 2002).

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 15d – 14(a).

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

RENTECH, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RENTECH, INC.

Dated: August 9, 2005	/s/ Dennis L. Yakobson
Dennis L. Yakobson, President and Chief Executive Officer

Dated: August 9, 2005	/s/ Geoffrey S. Flagg
Geoffrey S. Flagg
Chief Financial Officer