Form 10-K
period 2005-09-30
RENTECH INC /CO/
filed 2005-12-09
CIK 868725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2005

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

Telephone number: (303) 298-8008

Securities registered pursuant to Section 12(b) of the Act: Common Stock (and associated Preferred Stock Purchase Rights)

Name of Each Exchange on Which Registered: The American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐.    No  ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐.    No  ☒.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐.    No  ☒.

The aggregate market value of the registrant’s common stock held by nonaffiliates, based upon the closing price of the common stock on March 31, 2005, as reported by the American Stock Exchange, was approximately $114,442,208.

At November 18, 2005, the number of outstanding shares of common stock was 113,553,254.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2006 annual meeting of shareholders which the registrant will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report, are incorporated by reference in Part III of this Form 10-K to the extent stated in this report.

FORWARD-LOOKING STATEMENTS

Certain information included in this report contains, and other reports or materials filed or to be filed by us with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by us or our management) contain or will contain, “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended; Section 27A of the Securities Act of 1933, as amended; and pursuant to the Private Securities Litigation Reform Act of 1995. The forward-looking statements may relate to financial results and plans for future business activities, and are thus prospective. The forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by the forward-looking statements. They can be identified by the use of terminology such as “may,” “will,” “expect,” “believe,” “intend,” “plan,” “estimate,” “anticipate,” “should” and other comparable terms or the negative of them. You are cautioned that, while forward-looking statements reflect our good faith belief and best judgment based upon current information, they are not guarantees of future performance and are subject to known and unknown risks and uncertainties. Factors that could affect our results include our ability to obtain financing for acquisitions, capital expenditures and working capital purposes, including our pending acquisition of Royster-Clark Nitrogen, Inc. (“RCN”) which owns a nitrogen fertilizer plant in East Dubuque, Illinois, or our subsequent conversion of the plant and our acquisition, construction, and conversion of other plants we may acquire to use coal as a feedstock and to produce liquid hydrocarbon products using our technology; our success in purchasing and converting that and other plants; our ability to obtain natural gas at reasonable prices while we convert the East Dubuque plant to use coal; our ability to secure long-term coal supply contracts on reasonable terms; sales prices for the products of our plants; our ability to successfully integrate and operate the existing nitrogen fertilizer business of RCN and other acquisitions; environmental requirements; success in obtaining customers for our technology, products and services; the decision of our licensees and potential licensees to proceed with and the timing of any project using our technology; the entry into definitive agreements with others related to a project; and the risk factors detailed from time to time in our periodic reports and registration statements filed with the Securities and Exchange Commission. Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995, and thus are current only as of the date made. Other factors that could cause actual results to differ from those reflected in the forward-looking statements include dangers associated with facilities construction and operation of gas processing plants like those using the Rentech Process, risks inherent in making investments and conducting business in foreign countries, protection of intellectual property rights, competition, and other risks described in this report.

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

PART I

ITEM 1. BUSINESS

The information contained in this section on business is qualified in its entirety by, and is subject to, the detailed information, consolidated financial statements and notes thereto contained elsewhere within this document.

OVERVIEW

Our mission is to develop projects and commercialize technologies that transform underutilized energy resources into valuable and clean alternative fuels, chemicals and power. We have developed and are in the process of commercializing our patented and proprietary technology that converts synthesis gas, a mixture of hydrogen and carbon monoxide derived from coal and other solid and liquid carbon-bearing materials, as well as from industrial gas and natural gas, into clean-burning, liquid hydrocarbon products, including diesel fuel, aviation fuel, naphtha and other chemicals. Our technology, which we refer to as the “Rentech Process,” is an advanced derivative of the well established Fischer-Tropsch (“FT”) process capable of using as feedstock a variety of naturally occurring hydrocarbons as well as gaseous, liquid and solid hydrocarbons produced as by-products or wastes in various industrial processes. A distinguishing characteristic of our technology is our ability to efficiently convert synthesis gas having a wide variation in ratios of hydrogen to carbon monoxide from coal, petroleum coke and natural gas to liquid hydrocarbon products. Principal products produced from the Rentech Process include an ultra-clean and biodegradable straight run diesel fuel, naphtha (a light fuel and intermediate product used to make gasoline and certain petrochemicals), fuel for fuel cells, and waxes that can be further processed into diesel fuel and other high-value specialty products such as synthetic lubricants, base oils and drilling fluids.

Our business historically has focused on the research and development of our Fisher-Tropsch technology, and licensing it to third parties. During fiscal 2004, we determined to directly deploy our Rentech Process in selected domestic projects by acquiring equity interests in existing nitrogen fertilizer plants currently configured to use natural gas as feedstock. We would convert the nitrogen fertilizer plants to use coal or petroleum coke, which are readily available and less expensive as feedstocks than natural gas, and add our Rentech Process to produce Fischer-Tropsch liquid hydrocarbon products in addition to the nitrogen fertilizer products already being manufactured by the plants. This configuration would also provide the opportunity to produce power on-site. Our patent issued in October 2003 covers integration of our Rentech Process with nitrogen fertilizer processes along with the addition of power production, which we refer to as polygeneration. By converting domestic plants in this manner, we believe we can significantly enhance the economic results of these plants. During fiscal 2005, we began to study complementary or synergistic opportunities to develop alternative fuel plants, including biodiesel facilities, as an adjunct to nitrogen fertilizer plant acquisitions and conversions.

We are planning to initially implement this strategy by purchasing Royster-Clark Nitrogen, Inc. which owns a nitrogen fertilizer plant in East Dubuque, Illinois. On November 5, 2005, Rentech Development Corporation, a wholly-owned subsidiary of Rentech, Inc., entered into a definitive Stock Purchase Agreement with Royster-Clark, Inc. (“Royster-Clark”) for the purchase of all the issued and outstanding shares of capital stock of RCN. The East Dubuque plant is an operating integrated plant rated at 830 tons of ammonia per day. It produces ammonia, urea ammonium nitrate (“UAN”), nitric acid and urea, among other fertilizer products. We intend to operate the plant for the production of nitrogen fertilizer products while we add a commercially available advanced clean coal gasification process that converts the plant to use synthesis gas derived from coal, instead of more expensive natural gas. In addition, we plan to add our Rentech Process to produce liquid hydrocarbon products from the excess synthesis gas produced from the coal gasification process. The converted facility would also produce enough power to meet all of its needs and, if market conditions are favorable, will provide excess power for sale to the local grid.

We are also pursuing complementary or synergistic opportunities to develop alternative fuels as an adjunct to nitrogen fertilizer plant acquisitions and conversions, including one in Natchez, Mississippi, that we and a partner would construct a polygeneration facility on currently undeveloped land situated along the Mississippi River at the Port of Natchez (the “Natchez Project”). The proposed Natchez Project would use the same gasification technology in the same configuration as we plan to install at RCN, as well as coal from the same Illinois mine as will be used at RCN, to produce FT fuels. This would enable us to utilize our technology in a commercial scale plant, and, we believe, deploy our technology more rapidly in less risky circumstances than would be the case in international projects. We are presently negotiating site agreements and formalizing development plans. There is no assurance the Natchez Project will proceed as presently contemplated.

Finally, we are exploring opportunities to participate with a partner in the development of additional alternative fuels projects, including biodiesel facilities, where such projects could be located near our proposed FT or polygeneration plants. We have commenced feasibility studies related to the potential development of biodiesel plants of various production capacities to be located near each of our proposed polygeneration facilities. We intend to focus on polygeneration opportunities, other FT opportunities and other alternative fuels plants on small to medium sized plants with a production capacity of less than 50,000 barrels per day.

During fiscal 2005, in order to intensify our focus on our FT technology, we disposed of OKON, Inc., which manufactures and markets a line of sealers and stains, and our 56% interest in REN Testing Corporation (“REN”), which manufactures computer-controlled testing equipment systems. In addition, we are considering the sale of Petroleum Mud Logging, Inc., which provides well logging services to the oil and gas industry. On October 7, 2005, we also acquired the other 50% equity interest in Sand Creek Energy, LLC (“Sand Creek”) whose assets include a mothballed methanol facility.

Our executive offices are located at 1331 17th Street, Suite 720, Denver, Colorado 80202. Our telephone number is (303) 298-8008.

Financial Information About Our Business Segments

Financial information about our business segments is given in Note 17 of our consolidated financial statements.

THE RENTECH PROCESS

The Rentech Process is a significant enhancement of the Fischer-Tropsch technology developed in Germany in the 1920s. In the Rentech Process, hydrocarbon feedstocks are first reformed by various commercially available processes into synthesis gas. The synthesis gas is then converted through the Rentech Process into differentiated liquid hydrocarbon products in a reactor vessel containing Rentech’s patented and proprietary catalyst. We believe the ability of the Rentech Process to efficiently utilize a broad range of hydrocarbon feedstocks, including coal and other lower priced feedstocks, distinguishes it from competing technologies. Other key aspects of our technology are our patented and proprietary catalyst, reactor design and the overall configuration of the process. In October 2003, we obtained a United States patent for the efficient integration of the Rentech Process with nitrogen fertilizer processes. We believe the successful integration of the Rentech Process with nitrogen fertilizer plants will enable them to operate more efficiently, and to co-produce nitrogen fertilizer products, transportation fuels and electricity, and thereby recover the capital costs of converting these plants to use coal rather than more expensive natural gas. The most important features of the Rentech Process are patented. Other features are proprietary.

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

Fischer-Tropsch Technology

The Fischer-Tropsch process that is the basis of our advanced technology is one step in the three stage chemical process by which carbon-bearing materials are converted into synthetic liquid hydrocarbons. The three stages are described below.

•	In the first stage, carbon-bearing material is converted into synthesis gas, a mixture of hydrogen and carbon monoxide. Oxygen is usually added for the efficient conversion of any solid or liquid feedstock. The addition of oxygen may also be necessary in Fischer-Tropsch processes that use gaseous feedstocks, depending on the technology selected, to reform the gaseous feedstocks into the desired composition of synthesis gas.

•	The synthesis gas is then fed through a Fischer-Tropsch reactor and chemically altered in the presence of a catalyst to form synthetic liquid hydrocarbon products. The catalyst is either iron-based, which is currently used for over 90% of the world production of Fischer-Tropsch products, or cobalt-based. This stage is where the Rentech Process is applied.

•	The synthetic hydrocarbon products are then upgraded on site by distillation or other conventional processing steps to the specifications required for the target market.

The Fischer-Tropsch process was first used by several German companies during World War II in commercial-scale industrial plants constructed with government funding. These plants used coal as feedstock for the synthesis gas and primarily produced diesel fuel.

After World War II, others, notably the South African government, the United States Bureau of Mines and several companies in the United States, began research and development for improvements to the Fischer-Tropsch process. South Africa’s effort led to the Fischer-Tropsch process now owned by South African Synthetic Oil, Ltd. (“Sasol”). Sasol’s process is used at four plants in South Africa that produce a total of approximately 160,000 barrels per day of liquid hydrocarbons, primarily from coal, using an iron-based catalyst. The efforts to develop advances in FT technology in the United States were abandoned by the 1960s because conventionally refined liquid hydrocarbons were available in the United States at costs lower than those for the FT synthetic fuels. The OPEC oil embargo of 1973 created fuel shortages, especially in the United States, renewing interest by several companies in Fischer-Tropsch technology. Several companies, including ours, began work in the 1970s and 1980s to develop proprietary FT processes. Other companies that we believe began developing FT processes during that time include Exxon, the Royal Dutch/Shell group, Statoil and BP. We believe that except for Sasol and Rentech, which use iron-based catalysts in their Fischer-Tropsch processes, the other FT processes developed since World War II use cobalt-based catalysts.

Development of the Rentech Process

We developed our Fischer-Tropsch technology in the early 1980s, based on research and development conducted by two of our founders, Dr. Charles Benham and Dr. Mark Bohn. The Rentech Process is a patented technology for the conversion process that converts synthesis gas to highly valuable liquid hydrocarbons. The ability of the Rentech Process to convert carbon-bearing gases into valuable liquid hydrocarbons was first established in our original pilot plant. This was a small, skid-mounted system operated periodically between 1982 and 1985. This capability was again demonstrated in our second and larger pilot plant operated during 1989. Additional confirmation of several significant aspects of the Rentech Process was obtained from tests conducted between 1991 and 1998 in a third pilot plant. We continue to use our third pilot plant at our testing laboratory to further advance development of the Rentech Process and to develop data in response to inquiries from prospective licensees.

Use of the Rentech Process in a commercial-scale Fischer-Tropsch plant was successfully demonstrated in 1992 and 1993 at the Synhytech plant located at Pueblo, Colorado. The Synhytech plant was designed to produce up to 235 barrels of liquid hydrocarbons per day. Our licensee, Fuel Resources Development Company (“Fuelco”), had full control of the supply of synthesis gas and the construction and operation of the plant. We designed the Fischer-Tropsch reactors and provided our catalyst for use in the FT reactors. Fuelco constructed the plant at the Pueblo municipal landfill, with the intent of using, at minimal cost, the methane in the landfill gas that was generated each day from the decomposition of the landfill material. When Fuelco started the plant, Fuelco determined that the volume and the energy content of the landfill gas it captured were inadequate to operate the plant on an economic basis. The Rentech Process, including the FT reactors and catalyst, performed as expected, and Fuelco was able to operate the plant at a reduced capacity and to produce liquid hydrocarbons. Fuelco closed the plant in mid-1992.

We obtained ownership and control of the Synhytech plant in 1993. In order to further evaluate performance of the Rentech Process at a near-commercial-scale, we decided to operate the plant for a short period of time using natural gas supplied by pipeline. In July and August 1993, we operated the plant continuously for three weeks. The results confirmed that the Rentech Process operated successfully, demonstrating our control of the reactor temperature and its hydrodynamics, the amount of feedstock that was converted to liquid hydrocarbons, and our ability to produce the desired products. We closed the Synhytech plant at the end of 1993 because no cost-efficient source of natural gas feedstock was available. Although it did not operate economically for this reason, we believe the operations of the Synhytech plant demonstrated that our Rentech Process can be successfully used in commercial-scale plants to produce the desired products. The Synhytech plant was subsequently dismantled and sold to an independent third party.

Our technology was also successfully used by Texaco Energy Systems at a plant in Laporte, Texas in 2000. Texaco leased the use of this plant from the United States Department of Energy on a short-term basis to conduct a joint demonstration with us of the results of using the Rentech Process with Texaco’s gasification process. The Laporte plant had the capacity to produce approximately ten barrels of product per day using our Rentech Process. This task demonstrated the ability of the Rentech Process to convert synthesis gas produced by Texaco’s proprietary coal gasification technology.

Competition in Fischer-Tropsch Technology

Our competitors in the Fischer-Tropsch field include several major oil and gas companies as well as a few smaller companies. The fundamental differences between the various FT technologies developed by us and our competitors are the catalyst, the synthesis gas reactors where the synthesis gas reacts with the catalyst, our patented process for separating iron catalyst from the wax product, our focus on small to medium sized plants with a production capacity of less than 50,000 barrels per day, and our patented process for the efficient integration of the Rentech Process with nitrogen fertilizer plants for improved operating and financial results.

We believe that owners of competing FT technologies which have demonstrated use of their technology have spent many years and large sums of money developing their technologies. We expect that others who may hope to develop new, competing FT technologies will face similar requirements of time and money to enter the field. We anticipate that these factors and the patents that have been issued to us will make it difficult for others to enter the field, particularly if they intend to use an iron-based catalyst in their Fischer-Tropsch process.

We believe our Rentech Process can successfully compete against the technology developed by our competitors. This is primarily because the Rentech Process can successfully use a wide range of feedstock to produce the synthesis gas necessary for the FT process, and because of our innovations to our catalyst and our reactor design. Unlike FT technologies that use iron-based catalysts, Fischer-Tropsch technologies that use cobalt-based catalysts are currently only used for the conversion of synthesis gas produced from natural gas. FT technologies that use cobalt-based catalysts can be used to convert synthesis gas produced from liquids and solids, however, due to their ultra sensitivity to impurities in the synthesis gas stream that coal and petroleum coke gasification units may produce, the expensive cobalt catalyst can be damaged. Such a plant requires the addition of expensive equipment that would likely cause reduced product yields and increased capital and operating costs. Although one of our competitors, Sasol, uses an iron-based catalyst in its Fischer-Tropsch process and uses coal to provide synthesis gas for its existing facilities, we do not expect that Sasol will compete with us in the near future. This is because Sasol’s published reports of its licensing activity suggest to us that its current business strategy is to focus on licensing its cobalt-based technology for use with natural gas feedstock, and that the use of its iron based catalyst is preferred for use in large-scale plants (greater than 70,000 barrels per day) where coal is to be the feedstock for the plant.

Sources of Feedstocks for the Rentech Process

Economic use of the Rentech Process requires substantial quantities of inexpensive carbon-bearing gases, liquids or solids that can be economically converted into synthesis gas. Many types of carbon-bearing materials are suitable sources of feedstock for the Rentech Process. Several of these materials are in abundant supply worldwide.

We believe that coal, which is available in great quantities in the United States, is the best source of feedstock for the Rentech Process in the United States. We believe we can obtain and gasify coal to produce the synthesis gas that we use in our Rentech Process at significantly lower costs than if we were to use a natural gas feedstock. In addition, our Rentech Process allows us to use a wide variety of coal types which may be limited in other applications.

Other potential feedstocks for the Rentech Process include heavier crude oil and heavy, high-sulfur residual materials created at crude oil refineries. These residual materials are commonly referred to as petroleum coke or refinery bottoms. Some petroleum coke, unless treated at considerable expense, must be disposed of as a hazardous material. If the residues are gasified, or transformed into synthesis gas for use in our Rentech Process, they could be converted by our process into an improved slate of high-value FT products.

Outside the United States, natural gas is one of the most important feedstocks for the Rentech Process. Many large, known natural gas reservoirs around the world are presently uneconomic to develop because they are stranded in remote locations too far from markets for economic transportation in the gaseous state. Fischer-Tropsch technologies, such as our Rentech Process, may provide a means of utilizing stranded reserves of carbon-bearing resources that are currently unmarketable. It may also provide a means of utilizing some of the natural gas produced in association with oil fields that is currently flared or vented into the atmosphere or re-injected into the oil field because the natural gas lacks value due to its remote location or the inaccessibility to a natural gas pipeline or other means of economic transportation. Liquid hydrocarbon products can be produced at the site of the resource and transported to market in trucks, tankers and pipelines like conventional liquid hydrocarbons.

In the case of natural gas reserves that are unmarketable due to the presence of diluting gases, including carbon dioxide or nitrogen, the use of the Rentech Process may permit economic development of these resources. This is due to the fact that our iron-based catalyst is capable of utilizing certain of the diluents as feedstock. Our process can also utilize coalbed methane gas and certain industrial waste gases as feedstock.

Products and Markets for Liquid Hydrocarbon Products

Plants using the Rentech Process can be designed and configured to produce a variety of liquid hydrocarbon products. Our synthetic liquid hydrocarbon products are similar to analogous products derived from crude oil refining, but have environmental benefits that traditional refinery products do not possess.

The products we can produce using the Rentech Process include:

•	clean-burning, premium grade diesel fuel that is valuable as both a neat product and a blend stock;

•	clean-burning and manufactured jet fuels for the United States military;

•	naphthas useful as a feedstock for chemical processing and for refining into varnishes, mineral spirits and clean fuel for fuel cells and power production;

•	specialty products such as waxes useful in hot-melt adhesives, inks and coatings;

•	normal paraffins; and

•	other wax-based products and a variety of other chemical intermediaries.

Because of the way they are produced, our liquid hydrocarbon products are substantially free of contaminants usually found in crude oil, such as sulfur, aromatics, nitrogen and heavy metals. Vehicle engine tests of synthetic diesel product conducted by independent labs have demonstrated that our synthetic diesel fuel is clean-burning with excellent combustion qualities, and substantially reduces harmful air emissions from vehicles. Our diesel fuel can be used directly or as a blending component with conventionally refined petroleum diesel to reduce harmful emissions. Moreover, we believe our diesel can be used in currently available diesel engines without requiring any modifications to the engines. We also believe that our ultra-clean diesel fuel and naphthas may be good feedstocks for use in fuel cells such as those that are currently under development, although we do not expect that market to develop in the near future. We believe the environmental benefits of our products may enable us to sell our products at a premium.

Government Incentives

In 2000, Congress designated domestically produced Fischer-Tropsch fuels made from natural gas as an alternative fuel under the Energy Policy Act of 1992. This act also designates liquid fuels from coal as an “alternative fuel.” The Energy Policy Act of 1992 set the stage for incentives under the Highway Reauthorization and Excise Tax Simplification Act of 2005.

The Energy Policy Act of 2005 (“EPACT 2005”) provides for tax credits, grants, loan guarantees and other incentives to stimulate coal gasification to Fischer-Tropsch fuels and chemicals.

EPACT 2005, Title XIII, provides a 20 percent tax credit for qualifying gasification projects, including by entities which produce chemicals, fertilizers, glass, steel, and for forest products. In order to qualify for the tax credit, coal must comprise at least 90% of fuels required for “production of chemical feedstocks, liquid transportation fuels or coproduction of electricity.” Title IV authorizes grants for gasification and gasification coproduction, which includes the production of Fischer-Tropsch fuels, fertilizer and electricity. Title XVII authorizes comprehensive loan guarantees up to 80 percent of the project cost for deployment and commercialization of innovative technologies including gasification projects and gasifying coal to produce “ultra-clean premium fuels through Fischer-Tropsch process.” Title XVII incentives may be used together with tax credits provided in Title XIII. EPACT 2005 also provides a temporary election to expense up to 50 percent of qualified refinery costs, including those for a facility which processes coal via gas into liquid fuel. To qualify, there must be a binding construction contract before January 1, 2008 and the refinery must be placed in service before January 1, 2012. We anticipate that our proposed projects may qualify for us to receive grants, loan guarantees and other incentives under EPACT 2005.

EPACT 2005, Section 369 requires the Secretary of Defense to develop a strategy to use fuel produced from coal, tar sands and shale and authorizes the Department of Defense to enter multi-year procurement contracts.

Congress also provided a 50 cent per gallon excise tax credit in the Highway Reauthorization and Excise Tax Simplification Act of 2005, for FT fuels made from coal. The Highway Act, Title IX, includes “any liquid fuel derived from coal (including peat) through the Fischer-Tropsch process” as an alternative fuel eligible for an alternative fuel excise tax credit of 50 cents per gallon, under the Volumetric Excise Tax Credit for Alternative Fuels.

We believe the projects to deploy product developed with our Rentech Process may in appropriate circumstances be eligible for one of more of the above incentives.

BUSINESS PLAN

We plan to continue to license our technology worldwide for coal, natural gas and other carbon-bearing feedstock, and to deploy the Rentech Process in our own domestic projects. Specifically, we intend to acquire equity interests in nitrogen fertilizer plants, convert them to use coal or other less expensive feedstock, continue production of fertilizers, and add our technology to produce Fischer-Tropsch liquids. The acquisition and conversion of existing nitrogen fertilizer plants to use coal or other less expensive feedstock and the addition of the Rentech Process to enable the facilities to produce both nitrogen fertilizers and Fischer-Tropsch liquids can significantly improve a plant’s economics by:

•	reducing the cost of the feedstock used at the facility, based on current market prices;

•	using the lower cost feedstock in a significantly more efficient fashion that reduces the amount of energy required to manufacture each unit of product;

•	increasing the amount of nitrogen fertilizer the plant can produce due to efficiencies gained by reducing the inert gases produced in the plant that would otherwise have to be purged;

•	producing additional high value products, including ultra-clean and diesel fuel and naphthas; and

•	producing sufficient electrical power to operate the plant and, if market conditions are favorable, selling excess electricity to the market.

By using the infrastructure already in place at existing plants and adding the equipment to enable the plant to use a much less expensive feedstock, and to utilize the Rentech Process, we believe we can produce additional products and increase the quantity of the original products. We expect to accomplish this at significantly lower costs and in less time than would be required if we attempted to construct an entirely new plant to manufacture a similar type and quantity of products. Acquiring and converting existing plants also allows us to generate immediate revenues and cash flows by continuing to operate an existing plant throughout most of the process of reconfiguring the plant. We anticipate that Rentech Development Corporation, our wholly owned subsidiary, will manage the operations of the nitrogen fertilizer plants and other projects that we may acquire or develop in the United States.

We are also pursuing complementary or synergistic opportunities to develop projects at sites where there is no existing infrastructure or process plant (“greenfield” opportunities), for alternative fuels plants as an adjunct to nitrogen fertilizer plant acquisitions and conversions, including one in Natchez, Mississippi that we and a partner would construct on currently undeveloped land situated along the Mississippi River at the Port of Natchez. The proposed Natchez Project would use the same gasification technology in the same configuration as we will install at RCN, as well as coal from the same Illinois mine as will be used at RCN, to produce FT fuels. This would enable us to utilize our technology in a commercial scale plant, and, we believe, deploy our technology more rapidly in less risky circumstances than would be the case in international projects. We are presently negotiating site agreements and formalizing development plans. There is no assurance the Natchez Project will proceed as presently contemplated.

Finally, we are exploring opportunities to participate in the development of additional alternative fuels projects, including biodiesel facilities, where such projects could be located near our proposed FT or polygeneration plants. We have commenced feasibility studies related to the potential development of biodiesel plants of various production capacities to be located adjacent to each of our proposed polygeneration facilities. We intend to focus on FT, polygeneration and other alternative fuel plants on small to medium sized plants with a production capacity of less than 50,000 barrels per day.

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

Under our licensing arrangements, we typically have the right to receive license fees and ongoing royalties for each barrel of liquid hydrocarbons produced by process plants that use the Rentech Process. After we grant a license, our licensees are responsible for financing, constructing and operating their own plants to use the licensed technology. They must also acquire their own feedstock and sell the products that their plants produce. We generally expect licensees to either construct the synthesis gas reactor modules and separator modules under the direction and oversight of Rentech Engineering or to contract with Rentech to have our fabricator supply these units for purchase or lease.

We market licenses of our Rentech Process to owners of coal, gas, liquid and solid carbon-bearing materials, and to owners of existing industrial gas plants that could benefit from our technology. To facilitate business development, we often meet with oil and gas companies, owners of fossil fuel resources, and others involved in the energy industry. Our senior officers are frequent participants and speakers at Fischer-Tropsch seminars and energy conferences.

In February 2000, we arranged with Jacobs Engineering UK Limited, an international engineering company, for joint marketing of the Rentech Process and Jacobs’ engineering services. We are marketing our combined capabilities to potential customers in several locations throughout the world. We have received through the end of fiscal 2005 approximately $108,000 as a result of feasibility studies performed for potential customers introduced to us by Jacobs Engineering. In January 2003, we renewed our agreement for a three year term.

We provide preliminary engineering design and technical services through Rentech Services Corporation, our wholly owned subsidiary, for our own licensees when they design and construct their plants. To assist our licensees, we may also contract to provide limited operational support services during startup of licensed plants. In addition, we may reserve the right to contract for the engineering and supply of the synthesis gas conversion reactors that are essential for use of the Rentech Process. The reactors must be specially configured for each plant according to the composition of the synthesis gas to be converted and the products desired. Our patented catalyst is a necessary component of the Rentech Process and must be used by our licensees.

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

GTL Bolivia, S.A. has proposed an 11,500 barrel per day Fischer-Tropsch facility using the Rentech Process, which is designed to supply the local Bolivian market with diesel fuel. GTL Bolivia has identified the gas supply for the project and a site near Santa Cruz. GTL Bolivia is seeking financing from local sources in the area of the proposed plant. We have received no revenues from this project.

We have completed a feasibility study for a 15,000 barrel per day Fischer-Tropsch plant for Pertamina, the largest Indonesian privately owned oil and gas mining company. The plant would use Pertamina’s stranded natural gas as feedstock. The intended products are synthetic diesel fuels, naphthas and other high-value liquid hydrocarbons. We are in continuing discussions with Pertamina. We have received no revenues from this project.

In June 2004, we entered into a memorandum of understanding with the government of Papua New Guinea and Niugini Gas & Chemicals Pte Ltd of Singapore to develop a methane facility in Papua New Guinea using our Rentech Process. The proposed plant would produce 15,000 barrels per day of FT liquid hydrocarbon products, 120 megawatts of electrical power for a liquefied natural gas facility being developed by Papua New Guinea, and approximately 1,200 tons per day of ammonia fertilizer. The feedstock is planned to be natural gas owned by an arm of the government of Papua New Guinea. South Korean investors are expected to provide financing and own the plant. The investors are conducting due diligence investigations of various aspects of the plan. We are in continuing discussions of this development. We have received no revenues from this project.

Revenues related to the potential licensing of the Rentech Process represented approximately 6%, 14%, and 13% of our total revenues during the fiscal years ended September 30, 2005, 2004, and 2003, respectively.

FT Solutions, LLC - Joint Venture with Headwaters

In June 2004, we formed a joint venture with Headwaters Technology Innovation Group, Inc. (“Headwaters”), a wholly-owned subsidiary of Headwaters Incorporated, to combine our iron-based Fischer-Tropsch technology with that of Headwaters. The joint venture is named FT Solutions, LLC, a Delaware limited liability company (“FT Solutions”). We hold 50% of the membership interest in FT Solutions. The joint venture enables us to carry on our separate Fischer-Tropsch business, and to receive 100 percent of the revenues from projects that we separately develop, except in China, unless otherwise agreed. FT Solutions has the exclusive right itself, or through a licensee, to manufacture and sell Fischer-Tropsch catalysts for all of its projects and all of Headwaters’ and Rentech’s separate projects. The venture contemplates that FT Solutions will contract with its customers to provide engineering services performed either through Rentech Services Corporation or by Headwaters Technology Innovation Group. FT Solutions will receive all of those fees under its contract with its customers, and FT Solutions will pay Rentech Services Corporation and Headwaters Technology Innovation Group for the services they provide.

We are currently discussing a dissolution of FT Solutions with Headwaters. The contemplated terms include a termination of all FT Solutions-related agreements, a return of technology and derivatives to the contributing party, a paid up license to Headwaters of our patents covering the integration of the Rentech Process with nitrogen fertilizer production and a license by us of other Rentech Process technology to Headwaters or its affiliates on a discounted basis. Headwaters, in turn, would license its FT technology to us on similar terms. There is no assurance this agreement will be finalized.

Our equity in net losses of FT Solutions in fiscal 2005 and 2004 were $564,614 and $70,525 respectively, and our capital contributions were $737,350 and $0, respectively.

Nitrogen Fertilizer Plants – Royster-Clark Nitrogen, Inc.

We intend to acquire full or partial ownership of existing ammonia gas plants that could be operated more economically by converting to coal as a feedstock and adding the Rentech Process, allowing for the production of nitrogen fertilizer products, FT liquid hydrocarbon products and electrical power. Our subsidiary, Rentech Development Corporation, has entered into an agreement dated November 5, 2005 with Royster-Clark to purchase the stock of RCN and thereby acquire 100% ownership of its 830 ton per day, natural gas fed ammonia plant, which is used to make a variety of nitrogen fertilizer products.

Under the terms of the agreement, Rentech Development Corporation, subject to Rentech, Inc. shareholder approval, financing of the project, and other conditions, will pay $50 million for the stock, plus an amount equal to net working capital, as defined in the agreement, at closing. Upon completion of the acquisition, RCN would be re-named “East Dubuque AgriEnergy, Inc.”

Rentech intends to continue to operate the plant as a natural gas fed nitrogen fertilizer plant while converting it to use a coal fed gasification process using Illinois coal as feedstock, although temporary shut-downs may be necessary or advisable for development or economic reasons. During the conversion process, we will also add a FT plant using the Rentech Process and will add a power generation plant. Switching to a synthesis gas feedstock derived from less costly coal, rather than using more expensive natural gas, is expected to improve the economic return from operating the plant. Once converted, the plant is expected to produce approximately 920 tons per day of ammonia, which is the building block for various nitrogen fertilizer products. The addition of the Rentech Process will enable the plant to produce approximately 5,800 barrels per day of FT liquid hydrocarbon products, primarily ultra-clean FT diesel. Waste heat captured from cooling the gas made in the coal gasification process will be used to produce approximately 195 megawatts of electrical power. Rather than purchasing electricity to power the plant, the converted plant will be able to produce electrical power for its own needs, as well as excess power to be sold to the local power grid, if market conditions are favorable. Rentech estimates that it will take three and a half years to convert the plant from natural gas to coal and to construct the FT and power plants at a cost of approximately $740 million.

At present, approximately 120 people are employed at the plant on a full-time basis, most of whom are covered by a collective bargaining agreement. When reconfigured, we expect the plant will have approximately 250 full-time employees.

Royster-Clark is one of the nation’s largest retailers of fertilizers and a broad line of agricultural products. It has agreed to continue to provide exclusive sales and marketing services for all the fertilizer products produced at the plant after the sale to Rentech.

Rentech believes this project will enable the Company to achieve commercial operation of its Fischer Tropsch technology on an accelerated schedule. Rentech also believes that the project will demonstrate that the United States can use coal in an environmentally clean manner as a step toward energy independence. Rentech anticipates that this project could therefore lead to several more efforts to convert domestic nitrogen fertilizer plants to use coal.

The following graphics depict the current and proposed manufacturing process at RCN:

East Dubuque Nitrogen

CURRENT Manufacturing Process

East Dubuque Plant

Integrated Manufacturing Process

Business of Royster-Clark Nitrogen, Inc.

General

Royster-Clark Nitrogen, Inc. (“RCN”) operates a nitrogen manufacturing plant, located in East Dubuque, Illinois, that has supplied subsidiaries of Royster-Clark with nitrogen-based fertilizer products and industrial nitrogen products. The following description relates to the business of RCN as conducted by Royster-Clark.

Production Facility

RCN’s manufacturing facility in East Dubuque, Illinois (the “facility”) is designed to produce anhydrous ammonia, nitric acid, ammonium nitrate solution, liquid and granular urea, nitrogen solutions (urea ammonium nitrate solution or “UAN”) and carbon dioxide using natural gas as a feedstock. East Dubuque is located in the northwest corner of Illinois, and the facility is located on a 100 foot bluff above the Mississippi River with access to the river for loading certain products through RCN-owned loading facilities. RCN operates ammonia and UAN pipelines to transport product from on site storage to barges on the Mississippi River.

The facility operates continuously, except for planned shutdowns for maintenance and efficiency improvements, and has historically operated at full capacity except for temporary cutbacks or shutdowns for maintenance or extraordinary market conditions. The facility can optimize the product mix according to swings in demand and pricing for its various products. In 2004, the facility produced approximately 1,043,300 tons of these products, compared to approximately 825,700 tons in 2003. Some products were sold as produced, and others were consumed in the production of upgraded nitrogen products. Final products shipped from the facility during 2004 totaled approximately 498,300 tons of ammonia and upgraded nitrogen products, compared to approximately 376,400 tons in 2003. Carbon dioxide shipments totaled approximately 108,900 tons and 155,600 tons in 2004 and 2003, respectively.

The production capacity of the facility includes the following:

Plant	Capacity (short tons per day (STPD)
Ammonia	830
Urea synthesis	400
Urea granulation	140
Nitric acid (2 plants)	380
CO2	650
Ammonium nitrate	600
UAN Blending	1100

Products

RCN’s product sales are heavily weighted toward anhydrous ammonia and UAN, which typically make up over 80% of total revenues. Products sold include anhydrous ammonia, UAN, nitric acid, carbon dioxide and granular and liquid urea. All of its products are sold to subsidiaries of Royster-Clark with the exception of carbon dioxide which is sold to industrial customers, generally on a contract basis. Although anhydrous ammonia and UAN are often interchangeable, each has its own characteristics, and customer product preferences vary according to the crop planted, soil and weather conditions, regional farming practices, relative prices and the cost and availability of appropriate storage, handling and application equipment. A more detailed description of its products follows below:

Anhydrous Ammonia. RCN produces anhydrous ammonia (often referred to simply as “ammonia”), the simplest form of nitrogen fertilizer and the feedstock for the production of other nitrogen fertilizers. Ammonia is produced by reacting natural gas with steam and air at high temperatures and pressures in the presence of catalysts. The ammonia processing unit has a current rated capacity of 830 short tons per day. Ammonia product storage consists of two 20,000 ton tanks. Ammonia is used in the production of all other products produced by the plant, except for carbon dioxide.

Ammonia contains 82% nitrogen by weight and is generally the least expensive form of fertilizer per pound of nitrogen. However, because it is a gas that must be kept under pressure and refrigerated, ammonia is more costly to store, ship and apply than other nitrogen fertilizer products and must be applied in the fall during cool weather after harvest, in the spring just before planting or side dress after the plant emerges. When used as a fertilizer, ammonia must be injected into the soil by specialized equipment, and soil conditions can limit its application.

Nitric Acid. RCN produces nitric acid through two separate nitric acid plants. Nitric acid is produced through the catalytic combustion of ammonia vapor in air over a platinum-rhodium (precious metals) gauze and absorption of the nitric oxide in weak acid. Nitric acid is either sold to trade or used within the facility for the production of ammonium nitrate solution as an intermediate of UAN. Limited storage capacity is currently maintained at the facility, but is sufficient for purposes of loading out of product. Storage capacity of nitric acid has not been a limiting factor to the sales of nitric acid.

Urea. Urea product is produced through the reaction of ammonia with carbon dioxide at high pressure and temperatures creating a molten product (“Urea solution”) at a nitrogen concentration of approximately 80%. Urea solution can be further processed through the urea granulation plant to create dry granular urea (46% nitrogen concentration) for sale to trade, used for the production of UAN or sold directly to trade customers in its state as a urea solution. The plant has a 12,000 tons bulk warehouse which may be used for dry bulk granular urea storage.

UAN. UAN is produced by combining urea solution and ammonium nitrate solution. An aqueous solution of ammonium nitrate (“AN”), the intermediate in UAN manufacture, is produced in a separate AN unit by neutralizing nitric acid with ammonia. No solid ammonium nitrate is produced in the plant. UAN is a liquid fertilizer and, unlike ammonia, is odorless and does not need to be refrigerated or pressurized when transported or stored. The facility maintains two UAN storage tanks for a combined storage capacity of 80,000 tons.

The nitrogen content of UAN is sold to Royster-Clark at 32% by weight. As a liquid, UAN has many advantages over solid fertilizers and anhydrous ammonia. UAN may be applied more uniformly than non-liquid products and may be mixed with various crop protection products or other nutrients, permitting the farmer to apply several materials simultaneously, thus reducing energy and labor costs. In addition, UAN, unlike ammonia, may be applied from ordinary tanks and trucks and can be applied to the soil either through spraying, injecting or through irrigation systems throughout the growing season. Moreover, due to its stable nature, UAN can be a preferred fertilizer choice for crops requiring soil surface applications (such as no-till row crops). The use of conservation tilling and “no-till” farming techniques, which reduce erosion, has increased in the U.S. over the past decade.

Carbon dioxide. Carbon dioxide (“CO2”) is a co-manufactured gaseous product in the manufacture of ammonia (approximately 1.1 tons of CO2 per ton of ammonia) Most plants vent the gas from their ammonia production to the atmosphere. The plant has developed a market for the CO2 through conversion to a purified food grade liquid carbon dioxide. The CO2 is purified, compressed and chilled to condensing conditions. It is stored as a saturated liquid for later sale to various industrial customers. The plant is a certified producer of food grade liquid CO2 for the soft drink industry. The facility has storage capacity of approximately 1,900 tons of CO2. Negotiated contract agreements for CO2 allows for regular shipment of CO2 twelve months a year, so the current storage capacity is adequate.

Marketing and Distribution

RCN sells all its products, with the exception of CO2, to Royster-Clark. Royster-Clark sells the products to either wholesale or retail agricultural customers or in the case of industrial nitrogen products, primarily nitric acid, to industrial customers. CO2 is marketed by staff at the facility, generally on a contract basis. Sales to Royster-Clark accounted for over 96% of RCN’s 2004 sales.

Breakdown of Revenue by Product

Revenue contributions of RCN’s principal products for each of its last three fiscal years appear in the table below.

	Year ended December 31,
	2004	2003	2002
Anhydrous ammonia	$42,069,700	$35,947,100	$30,256,000
Nitrogen solutions	44,404,200	22,485,700	21,330,500
Granular and liquid urea	5,442,800	4,252,600	3,535,800
Nitric acid	1,962,700	1,898,200	1,403,700
Other	36,300	34,500	32,800

Total product revenues to Royster-Clark	93,915,700	64,618,100	56,558,800
Carbon dioxide and other revenue	3,378,600	3,847,500	5,084,600

Total revenues	$97,294,300	$68,465,600	$61,643,400

Seasonality and Volatility

The fertilizer business is seasonal, based upon the planting, growing and harvesting cycles. Inventories must be accumulated to allow for uninterrupted customer deliveries, and require significant storage capacity. This inherent seasonality means that inventories must be accumulated to be available for seasonal sales. The accumulation of inventory has historically been financed by Royster-Clark through its credit facility, by customer prepayments and by suppliers. This seasonality generally results in higher fertilizer prices during peak periods, with prices normally reaching their highest point in the spring, decreasing in the summer, and increasing again in the fall as depleted inventories are restored. Another seasonal factor affecting the RCN is the ability to transport product via barges on the Mississippi River. During the winter, the Mississippi River is closed due to river blockage from ice formations. The river closure affects how the RCN can transport its products and their profitability due to differences in transportation costs.

Nitrogen fertilizer price levels are influenced by world supply and demand for ammonia and nitrogen-based products. Long-term demand is affected by population growth and rising living standards that determine food consumption. Shorter-term demand is affected by world economic conditions and international trade decisions. Supply is affected by increasing worldwide capacity and the availability of nitrogen product exports from major producing regions such as the former Soviet Union, the Middle East, South America and Trinidad. During the period 2002-2003, favorable nitrogen prices in the industry spurred capacity additions in the form of new and expanded production facilities. These production changes and escalation of natural gas prices in 2005 have negatively impacted profitability of nitrogen manufacturing and has resulted in some curtailments or shutdowns of North American nitrogen manufacturing capacity. Most, but not all, of these shutdowns are expected to be permanent.

Raw Materials

The principal raw material used to produce manufactured nitrogen products is natural gas. RCN will purchase natural gas for use in the facility on either the spot market or through the use of purchase contracts or a combination of both which will lock in pricing for a portion of its natural gas requirements through the winter months which have demonstrated the highest degree of volatility. These purchase contracts may vary in nature through either a fixed-price or index-priced basis. These contracts have tended to be fixed-supply and short-term in nature. RCN is able to purchase natural gas at competitive prices due to its connection to the Northern Illinois Gas Company (“NICOR”) distribution system and its proximity to the Northern Natural Gas pipeline. Natural gas purchases were approximately 10.4 billion cubic feet in 2004 compared to approximately 9.1 billion and 10.4 billion cubic feet in 2003 and 2002, respectively.

There has been a generally increasing trend in natural gas prices in the last three years due to various supply factors, including the increasing overall demand for natural gas from industrial users, which is affected, in part, by the general conditions of the United States economy, and other factors. Seasonal fluctuations exist within each year resulting from various supply and demand factors, such as the severity of winters affecting consumers’ consumption for heating, and the severity of summers affecting industrial demand by utilities for electrical generation, among other factors. Volatility is also evidenced by price swings resulting from recent hurricanes Katrina and Rita in the Gulf of Mexico where significant production of natural gas exists. RCN does not obtain supplies of natural gas from the Gulf of Mexico region; however, changes in levels of natural gas prices affected by supply factors related to this region or other supply factors and market prices of nitrogen products can materially affect RCN’s financial position and results of operations. RCN has experienced no difficulties in securing supplies of natural gas. However, natural gas is purchased at market prices and such purchases are subject to price volatility.

Transportation

Natural gas is transported into the facility through a connection to the natural gas pipeline from NICOR. Products are shipped by barge, truck and rail. The facility can load out ammonia and UAN via a barge dock on the Mississippi River. The facility owns a rail spur on leased land which connects to the Burlington Northern Santa Fe Railway (“BNSF”). The Canadian National Railway Company services the plant and has rights to travel on the BNSF main line.

Employees and Labor Relations

As of November 1, 2005, RCN employs approximately 30 non-unionized and salaried employees and approximately 78 unionized employees. RCN believes that it has good relations with its employees. Currently, RCN has one labor contract in place covering the 78 unionized employees. This contract is up for renewal in October, 2006. RCN has not experienced work stoppages in the recent past.

Environmental Matters

RCN’s facility and operations must comply with a variety of U.S. federal, state and local environmental laws, regulations and ordinances, including those related to air emissions, water discharges and chemical and hazardous waste management. Laws relating to worker health and safety also govern its operations.

Environmental laws may hold current owners or operators of land or businesses liable for their own and for previous owners’ or operators’ releases of hazardous substances and other contaminants including petroleum products. Because of RCN’s operations, the history of industrial or commercial uses at our facility, and the use, production and possible release of hazardous substances at this site, the liability provisions of environmental laws may affect the company. The facility has experienced some level of regulatory scrutiny in the past and may be subject to further regulatory inspections, future requests for investigation or liability for regulated materials management practices.

The U.S. federal Comprehensive Environmental Response, Compensation and Liability Act, as amended (“CERCLA”) provides for responses to, and, in some instances, joint and several liability for releases of, hazardous substances into the environment. RCN does not believe that it maintains any liability under this act.

Future events, such as changes in existing laws and regulations or their interpretation, may give rise to additional compliance costs or liabilities that could have a material adverse effect on its business, financial condition or results of operations. Compliance with more stringent laws or regulations, as well as stricter or different interpretations of existing laws, may require additional expenditures by RCN that could be material.

Competition

RCN competes with a number of domestic producers of nitrogen fertilizer products, many of which are larger and have access to lower cost sources of financing and greater resources than it does. Customers for nitrogen fertilizer products make purchasing decisions principally on the delivered price and availability of the product. If we acquire RCN, we plan to continue to operate its plant with natural gas as the feedstock until we complete the conversion of the plant to use coal. The market price for natural gas has been volatile. To the extent that prices of natural gas increase, it will be more difficult for us to maintain a competitive price position with respect to our competitors. In addition, after we are able to convert the plant to use coal as feedstock, increases in the price of coal could similarly adversely affect our competitive position.

Sand Creek Development

We own through Sand Creek Energy, LLC (“Sand Creek”) a 17-acre property in Commerce City, Colorado that includes a 250 tons per day (1,800 barrels per day) methanol facility. The facility has been mothballed for several years.

We plan to build and operate on the site what we believe will be the United States’ first fully integrated Fischer-Tropsch, coal-to-liquids, product development unit (“PDU”) research facility. This plant will produce ultra-clean diesel and aviation fuels and naphtha from various domestic coals, petroleum coke and biomass feedstocks on a demonstration scale, utilizing state-of-the-art clean coal technologies and the Rentech Process. With the PDU in operation, we will be able to optimize the operating conditions of the FT synthesis and upgrading section for producing different specialized cuts of fuels. The products from the facility will be used to supply test quantities of these ultra-clean fuels to potential licensees and customers. Rentech expects the PDU to be operating by the end of calendar 2006, and to cost approximately $21 million.

Research and Development

We own a development and testing laboratory located in Denver. Our pilot plant, consisting of a bubble column slurry reactor, is located at this site. The laboratory contains other state-of the-art equipment and support facilities that we believe provides us with a resource for the continued development and testing of our Fischer-Tropsch technology. Our laboratory and engineering staff currently consists of 12 employees.

Our principal research and development efforts at our laboratory are now focused on increasing the efficiency of our catalyst, and validating our ability to effectively remove catalysts from our wax based intermediate product streams. We are also developing additional catalysts, attempting to further increase the amount of the feedstock that is converted into liquid hydrocarbons, and working on other ways of reducing the cost of our process. Our research efforts are focused on supporting our goal of achieving commercial use of the Rentech Process with as many types of hydrocarbon feedstocks as are available.

During the fiscal years ended September 30, 2005, 2004, and 2003, we spent $495,919, $749,230, and $747,081, respectively, on research and development activities on the Rentech Process. During each of the same fiscal years, we received revenues from third parties for research and development activities related to our technology of $343,027, $817,279, and $776,658, respectively.

Intellectual Property and Patents

We own 19 United States utility patents pertaining to the Rentech Process which includes our Fischer-Tropsch processes, applications of our processes and the products produced, and the materials used in the Rentech Process. Our patents claim the overall FT conversion process; a method for cracking produced waxes; a method of making and activating a promoted iron catalyst for use in slurry synthesis reactors; production of a synthetic oxygenated diesel fuel; use of our oxygenated, ultra-clean, diesel fuel as an additive to conventional diesel fuel; control of the tail gas from our process to maximize either the production of electricity from our tail gas, FT products or a near-pure form of carbon dioxide; and integration of the Rentech Process with nitrogen fertilizer plants to enable them to co-produce nitrogen fertilizers, FT fuels, and electricity.

Use of the Rentech Process requires use of our iron-based catalyst, which we have patented. Two of our patents include key elements of a process that improves the carbon conversion efficiency of the Rentech Process by over 30% and enables our iron-based catalyst to compete with the cobalt-based catalysts used by most other Fischer-Tropsch processes.

We currently have several pending United States and foreign patent applications which claim improvements to certain aspects of the Rentech Process. Moreover, we have registered the RENTECH mark to identify and distinguish our services from those of other companies.

The term of a utility patent is twenty years from the date of filing an application with the United States Patent and Trademark Office. If the application contains a specific reference to an earlier application, the term ends twenty years from the filing date of the earliest filed application. Patents which were filed before June 8, 1995, have a term that is the greater of the “twenty year term” or seventeen years from the patent grant. Our first patent matured from an application that was filed in 1992 and expires seventeen years from grant. Our latest application was filed in 2004.

We also maintain trade secrets and confidential proprietary information that we use in connection with our Rentech® process. The life of a trademark is indefinite as long as there is continual use of the mark. The term of our trade secrets and proprietary information is perpetual as long as we prevent public disclosure by keeping them secret and confidential and they are not discovered or reverse-engineered by others.

The success of our business, as well as that of our subsidiaries, depends upon the intellectual property that we own and use in the conduct of these particular businesses. Our intellectual property gives us rights to exploit our technologies and to exclude others from making, using, selling or importing an invention throughout the United States without our consent. If we lost the rights to exclusively exploit an intellectual property asset, the financial results of our business and our overall financial results would be materially harmed.

Protecting and enforcing our intellectual property position involves complex legal, scientific and factual questions and uncertainties. This may be especially true in foreign countries, which may not provide as much protection of intellectual property rights as the United States. Since intellectual property can increase in value over time, our ability to protect and enforce our intellectual property position requires diligent actions by us to strictly maintain the confidentiality of our trade secrets and proprietary information and to protect our patents, patent applications, trademarks and/or trade names. If we are not successful in protecting and maintaining our exclusive rights to our intellectual property, the value of our technologies that are affected would be severely limited. To date, no claims of patent infringement have been made against us, and we have not made any patent infringement claims against any of our competitors.

Regulation

The ownership and operation of nitrogen fertilizer and alternative fuel facilities are subject to extensive United States federal, state and local environmental, health and safety regulations, including laws and regulations relating to the discharge, emission, use, storage, handling, cleanup, transportation and disposal of a variety of substances, as well as to employee health and safety. Violators of these laws and regulations may be subject to substantial fines, criminal sanctions or third-party lawsuits. We could be required to install costly pollution control equipment or, in some extreme cases, curtail operations to comply with these laws.

Environmental laws and regulations often require acquisition of a permit or other authorization before activities may be conducted, and compliance with laws, regulations and any requisite permits can increase the costs of designing, installing and operating our nitrogen fertilizer and alternative fuel facilities. Emissions from such a facility may require the installation of abatement equipment in order to meet applicable permit requirements. Additionally, the facilities will be required to adhere to laws applicable to the disposal of byproducts produced, including waste water and spent catalyst.

Environmental laws may hold current owners or operators of land or businesses liable for their own and for previous owners’ or operators’ releases of hazardous or toxic substances, materials or wastes, pollutants or contaminants. For example, under CERCLA we could be held jointly and severally responsible for the removal and remediation of any hazardous substance contamination at our facilities, at neighboring properties (where migration from our facilities occurred) and at third party waste disposal sites. We could also be held liable for any consequences arising out of human exposure to these substances or other environmental damage. Because of our operations, the history of industrial or commercial uses at the facilities we acquire, the operations of predecessor owners or operators, and the use, production and release of hazardous substances at these sites, the liability provisions of environmental laws may affect us.

Although we do not believe that compliance with environmental and health and safety laws in connection with our current operations or the operation of the East Dubuque or other facilities will have a material adverse effect on us, we cannot predict with certainty the future costs of complying with environmental laws and regulations and containing or remediating contamination. The East Dubuque facility has experienced some level of regulatory scrutiny in the past and may be subject to further regulatory inspections, future requests for investigation or liability for regulated materials management practices. In the future we could incur material liabilities or costs related to environmental matters, and these environmental liabilities or costs (including fines or other sanctions) could have a material adverse effect on our business, operating results and financial condition.

In addition, the engineering design and technical services we provide to our licensees are subject to governmental licensing requirements, which require that such services comply with certain professional standards and other requirements. We believe we have all required licenses to conduct our operations and are in substantial compliance with applicable regulatory requirements. However, the loss or revocation of any license or the limitation on any services thereunder could prevent us from conducting such services and could subject us to substantial fines. In addition, changes in these requirements could adversely affect us.

OTHER SUBSIDIARIES AND INTERESTS

Petroleum Mud Logging, Inc.

In June 1999, we entered into the business of providing well logging services to the oil and gas industry. This occurred through our purchase of the assets of two established and related companies that have been providing services in these fields since 1964. We are using the assets to continue these businesses through our wholly-owned subsidiary, Petroleum Mud Logging, Inc. (“PML”), with headquarters in Oklahoma City, Oklahoma. The services are provided to customers primarily located in Oklahoma, Texas, New Mexico and Louisiana.

PML currently owns thirty-eight manned mobile well logging units that are moved from well to well and eighteen additional units, with four more under construction, that are remote controlled mobile well logging units that perform most of the same functions and can be operated without a human operator at the drill site full time. The logging equipment within these mobile units measures traces of gases and water throughout the depth of a well hole by analyzing the drilling mud recovered from the well as drilling progresses. The results are transmitted to customers and their geologists immediately, either by land lines or satellite uplink. The mineral owners use this information to detect the presence of oil and gas deposits in underground formations and to direct their exploration and development drilling.

During the past several years, demand for our logging services has increased, particularly for natural gas wells. We expect this trend to continue as exploration for natural gas intensifies due to increasing demand for that energy source. We plan to add more remote controlled units to meet a growing need for high-quality, cost-effective sensing solutions in specific geologic basins.

Our competitors in oil and gas field services include approximately 50 other companies. Several of these companies are divisions or subsidiaries of major oil and gas companies or other energy businesses. Those competitors have substantially more financial assets and other resources than we do. We believe we have been and will be able to favorably compete in this business because of our advanced technological capabilities, experienced staff and competitive prices from both manned and limited service units. Our mud logging units are well equipped mobile laboratories. Our units receive and automatically test data on site from the drill holes as a well is drilled. The units automatically analyze that information and rapidly communicate the results to the mineral owner. These capabilities give us advantages over most of our competitors by enabling the mineral owner and its geologists to direct the drilling without being at the site. During the past several years, we have upgraded PML’s equipment and technology by adding safety features to provide advance warning to workers of potential gas blow-outs of a well on which they are working. This meets new safety standards adopted by several states. It provides PML a competitive advantage over most other mud logging companies that have not added this equipment.

Investment In Advanced Technology Companies

We own minority interests in two advanced technology companies. On May 29, 1998, the Company acquired a 10% ownership in INICA, Inc. During the fourth quarter of fiscal 2003, the Company exchanged its 10% ownership in INICA for a 2.28% ownership in the common stock of Global Solar Energy, Inc. (“GSE”) and a 5.76% ownership in the common stock of Infinite Power Solutions, Inc. (“IPS”). We currently own 410,400 shares of GSE, which is engaged in production of thin-film photovoltaics. We also own 375,840 shares of IPS, which is developing thin-film micro batteries.

As a minority owner in these corporations, we have no control over them. We do not participate in their management. We have no obligations for their liabilities. We intend to remain passive investors in them.

Discontinued Operations

On March 8, 2005, we sold our entire interest in our wholly-owned subsidiary, OKON, Inc. (“OKON”) to Zinsser Co., Inc. We were previously engaged in the manufacture and sale of stains, sealers and coatings through OKON. The sale included all the assets and intellectual property of OKON. The aggregate sales price was $2,000,000, $1,700,000 of which was received at the closing of the sale and the remaining $300,000 is to be paid in monthly payments at the rate of seven percent of gross sales, less returns, of products sold in the future that are based on OKON formulations and technologies. Proceeds of this transaction were used primarily to pay down short-term debt.

Effective August 1, 2005, we sold our 56% ownership interest in REN Testing Corporation (“REN”), which manufactures computer-controlled testing equipment systems, to REN Holding Corporation (“RHC”), consisting of a management group previously involved in REN. The sales price of the transaction was $1,175,000, payable in the form of earn-out payments based on RHC’s qualified cash receipts. These qualified cash receipts are any cash payments for goods or services by the company, but exclude loans, investments or collection of accounts receivable in existence as of June 30, 2005 and other non-reporting revenues.

Employees

At September 30, 2005, we had 98 employees, of whom 12 work at our development and testing laboratory, and 72 at Petroleum Mud Logging, Inc. If we succeed in acquiring the East Dubuque plant, we will initially have approximately 125 employees at that facility.

Available Information

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are available free of charge as soon as reasonably practical after they are filed or furnished to the Securities and Exchange Commission (“SEC”), through our website, www.rentechinc.com. Our filings also are available through a database maintained by the SEC at www.sec.gov.

ITEM 1A - RISK FACTORS

a.	Risks Related to Our Liquidity, Financial Condition, and Results of Operations

Our liquidity and capital resources are limited.

Our liquidity and capital resources are limited. At September 30, 2005, as a result of recent equity financing transactions, we had positive working capital (current assets in excess of current liabilities) of $32,031,397, compared to negative working capital (current liabilities in excess of current assets) of $1,081,487 at September 30, 2004. We must raise substantial additional capital, not only to execute our business plan of commercializing and licensing the Rentech Process and acquiring and converting nitrogen fertilizer and other plants, but also to continue our operations after existing funds are exhausted. We believe that our currently available cash, cash flows from operations, funds from the potential sale of assets and other plans, which could include additional debt or equity financing, will be sufficient to meet our cash operating needs through the fiscal year ending September 30, 2006.

We have never operated at a profit. If we do not achieve significant amounts of additional revenues and become profitable, we may be unable to continue our operations.

We have a history of operating losses and have never operated at a profit. From our inception on December 18, 1981 through September 30, 2005, we have incurred losses in the amount of $62,008,636. During the fiscal year ended September 30, 2005, we had a net loss of $14,358,897. If we do not achieve significant amounts of additional revenues and operate at a profit in the future, we may be unable to continue our operations at their current level.

Ultimately, our ability to remain in business may depend upon earning a profit from commercialization of the Rentech Process. We have not been able to achieve commercial use of the technology to this time.

Our past operating results may not be indicative of future performance.

Historically, our business focused on the development and licensing of our technology, the business of Petroleum Mud Logging, Inc. and of our discontinued operations. In the future, we expect to acquire RCN and other plants, and operate them while converting them to the Rentech Process. We expect to finance a substantial part of the cost of such acquisitions and conversion with indebtedness and the sale of equity securities. Accordingly, our revenues, operating expenses, interest expense, and depreciation and amortization are all expected to increase materially if we succeed in making such acquisitions and effecting such financings. As a result, we do not expect that historical operating results will be indicative of future performance.

We most likely will have to record higher compensation expense as a result of the implementation of SFAS 123(R).

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. We currently plan to adopt SFAS No. 123(R) on October 1, 2005, using the modified prospective method for the adoption of its provisions, which results in the recognition of compensation expense for all share-based awards granted after the effective date and the recognition of compensation expense for all previously granted share-based awards that remain unvested at the effective date. This change in accounting is not expected to materially impact our financial position. However, because we currently account for share-based payments to employees using the intrinsic value method, our results of operations have not included the recognition of compensation expense for the issuance of stock option awards. Had we applied the fair-value criteria established by SFAS No. 123(R) to previous stock option grants, the impact to our results of operations would have been an increase to net loss of approximately $2.5 million in fiscal 2005, $185,000 in fiscal 2004 and $21,000 in fiscal 2003. We believe that compensation expense recorded in future periods due to the implementation of SFAS No. 123(R) may be significantly higher than the amounts that would have been recorded in prior years.

b.	Risks Related to the Rentech Process

Our receipt of revenues from other businesses for plants our potential licensees might develop will depend on availability of capital and substantial efforts by them. The licensees could choose not to construct a Fischer-Tropsch plant based on the Rentech Process or to pursue alternative Fischer-Tropsch technologies.

We have marketed licenses for use of the Rentech Process, but have no active licensees at this time. Under the license agreements we offer, a licensee would be responsible for obtaining sources of feedstock, conducting feasibility studies, recruiting personnel who are skilled in operating process plants, obtaining governmental approvals and permits, obtaining sufficient financing on favorable terms for the large capital expenditures required; possibly constructing infrastructure if not otherwise available at the plant site; designing, constructing and operating the plant; and marketing the products. The ability of any licensee to accomplish these requirements, and the efforts, resources and timing schedules to be applied by a licensee, will be controlled by the licensee. Whether licensees are willing to expend the resources necessary to construct Fischer-Tropsch plants will depend on a variety of factors outside our control, including the prevailing price outlook for crude oil, natural gas, coal, and refined products. In addition, our license agreements may generally be terminated by the licensee, with or without cause. Furthermore, our potential licensees are not restricted from pursuing alternative Fischer-Tropsch technologies on their own or in collaboration with others, including our competitors, for projects other than the ones we might license in the future.

The capital costs of coal supplies, natural gas fields, or other sources of feedstock that would use the Rentech Process require more capital than is available to many of our potential licensees. These limitations have slowed and will continue to delay use of our technology and significant delays may occur before we realize substantial revenues, if any, from licensing Fischer-Tropsch plants that use our Rentech Process. If our licensees do not proceed with commercial plants using the Rentech Process or do not successfully operate their plants, we will not significantly benefit from the licensing of our Fischer-Tropsch technology. To date, no licensee of the Rentech Process has proceeded to construct and operate a plant for which royalties on production would be due. If we do not receive payments under our license agreements, our anticipated revenues will be diminished. This would harm our results of operations and financial condition.

We and our licensees may be unable to successfully implement use of the Rentech Process at commercial scale Fischer-Tropsch plants.

A variety of results necessary for successful operation of the Rentech Process could fail to occur at a commercial plant. Results that could cause commercial scale Fischer-Tropsch plants to be unsuccessful include:

•	reaction activity different than that demonstrated in laboratory and pilot plant operations, which could increase the amount of catalyst or number of reactors required to convert synthesis gas into liquid hydrocarbons and increase capital and operating costs;

•	shorter than anticipated catalyst life, which would require more frequent catalyst regeneration, catalyst purchases, or both, and increase operating costs; and

•	higher than anticipated capital and operating costs to design, construct or reconfigure and operate a Fischer-Tropsch plant.

In addition, our plants or those of our licensees could experience mechanical difficulties related or unrelated to elements of the Rentech Process. Our inability to construct and operate a commercial scale, Fischer-Tropsch plant based on the Rentech Process could materially and adversely affect our business, results of operation and financial condition.

The economic success of gas-fed Fischer-Tropsch plants using our technology may depend on the availability of natural gas at economic prices, and alternative uses of natural gas could cause the price of natural gas to increase.

Construction and operation of Fischer-Tropsch plants by us and our licensees for the use of natural gas with our technology will depend on the availability of natural gas at economic prices. The market for natural gas is highly competitive in many areas of the world and, in many circumstances the sale of natural gas for use as a feedstock in a Fischer-Tropsch plant may not be the highest value market for the owner of the natural gas, especially within the United States. Cryogenic conversion of natural gas to liquefied natural gas may compete with our Fischer-Tropsch plants for use of natural gas as feedstocks in many locations. Local commercial, residential and industrial consumer markets, power generation, nitrogen, methanol and petrochemicals are also alternative markets for natural gas. Unlike many of our licensees, many of our competitors produce or have access to large volumes of natural gas, which may be used in connection with their Fischer-Tropsch operations. The availability of natural gas at economic prices for use as a feedstock for Fischer-Tropsch plants may also depend on the production costs for the gas and whether natural gas pipelines are located in the areas where these plants are located. New pipelines may be built or existing pipelines may be expanded into areas where Fischer-Tropsch plants using our technology are built, and this may affect the operating margins of these plants as other markets compete for available natural gas. If we or our licensees are unable to obtain natural gas at economical prices, plants that would use our technology may not be constructed and natural gas fed plants using our technology may not operate profitably. This would mean we may not receive revenues from use of our technology that we expect. That would materially and adversely affect our business, results of operations and financial condition.

Plants that would use the Rentech Process rely upon complex gas process systems. This creates risks of fire and explosions, which could cause severe damage and injuries, create liabilities for us, and materially and adversely affect our business.

Plants that use our Fischer-Tropsch technology process carbon-bearing materials, including natural gas, into synthesis gas. Some plants will require the use of oxygen-producing systems to convert the feedstock into synthesis gas. These gases, especially oxygen, are highly flammable and explosive. Severe personal injuries and material property damage may result. If such accidents did occur, our licensees and we could have substantial liabilities and costs. We are not currently insured for these risks, but intend to seek such coverage as may be available and we believe appropriate in the future. Furthermore, accidents of this type would likely adversely affect operation of existing as well as proposed plants by increasing costs for safety features.

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

As is typical in the case of new and/or rapidly evolving technologies, demand and industry acceptance of the Rentech Process is highly uncertain. Historically, most applications of FT processes have not economically produced FT fuels in comparison with the price of alternative fuel sources. Although we believe that increasing worldwide demand for environmentally clean fuels and other products of Fischer-Tropsch technology, the ability of our Rentech Process to use a wide variety of readily available feedstocks, and the steeply increased price of oil and gas, creates an opportunity to develop economic applications of our Rentech Process, we have not yet proven its economic feasibility. Failure by the industry to accept the Rentech Process, whether due to unsuccessful use, uneconomic results, the novelty of our technology, the lower price of alternatively sourced fuels, or for other reasons, or if acceptance develops more slowly than expected, would materially and adversely affect our business, operating results and financial condition.

If a high profile industry participant were to adopt the Rentech Process and fail to achieve success, or if any commercial FT plant based on the Rentech Process were to fail to achieve success, other industry participants’ perception of the Rentech Process could be adversely affected. That could adversely affect our ability to obtain future license fees and generate other revenue. In addition, some oil companies may be motivated to seek to prevent industry acceptance of FT technology such as the Rentech Process based on their belief that widespread adoption of FT technology might negatively impact their competitive position.

If our competitors introduce new technology, new legislation or regulations are adopted, or new industry standards emerge, our technologies and products could become obsolete and unmarketable.

The markets for our services and products are characterized by rapidly changing competition, new legislation and regulations, and evolving industry standards. If we do not anticipate these changes and successfully develop and introduce improvements on a timely basis, we could lose some or all of our customers. That would eliminate or reduce our revenues from our lines of business that are affected.

Our success depends on the performance of our executive management team, project development team and technology group. The loss of key individuals within these groups would disrupt our business operations.

Our success in implementing our business plan is substantially dependent upon the contributions of our executive management team, project development team and technology group. We do not have key man life insurance for any of our executive officers or key employees. Economic success of the Rentech Process depends upon several factors, including design of the synthesis gas reactors for the plants and startup to achieve optimal plant operations, which are highly reliant on the knowledge, skills, and relationships unique to our key personnel. Moreover, to successfully compete, we will be required to engage in continuous research and development regarding processes, products, markets and costs. Unexpected loss of the services of key employees could have a material adverse effect on our business, operating results and financial condition.

Our success depends in part on our ability to protect our intellectual property rights, which involves complexities and uncertainties.

We rely on a combination of patents, copyrights, trademarks, trade secrets and contractual restrictions to protect our proprietary rights. Our revenues depend largely upon our ability to maintain control of rights to exploit our intellectual property. Our patents provide us the exclusive right (subject to licenses we have granted to others) to exploit our Fischer-Tropsch process. Our existing patents might be infringed upon, invalidated or circumvented by others. The availability of patents in foreign markets, and the nature of any protection against competition that may be afforded by those patents, is often difficult to predict and varies significantly from country to country. We or our licensees may choose not to seek, or may be unable to obtain, patent protection in a country that could potentially be an important market for our Fischer-Tropsch technology. The confidentiality agreements that are designed to protect our trade secrets could be breached, and we might not have adequate remedies for the breach. Additionally, our trade secrets and proprietary know-how might otherwise become known or be independently discovered by others.

We may not become aware of patents or rights of others that may have applicability in our Fischer-Tropsch technology until after we have made a substantial investment in the development and commercialization of our technologies. Third parties may claim that we have infringed upon past, present or future Fischer-Tropsch technologies. Legal actions could be brought against us, our co-venturers or our licensees claiming damages and seeking an injunction that would prevent us, our co-venturers or our licensees from testing, marketing or commercializing the affected technologies. If an infringement action were successful, in addition to potential liability for damages, our joint venturers or our licensees, and we could be required to obtain a license from a third party in order to continue to test, market or commercialize our affected technologies. Any required license might not be made available or, if available, might not be available on acceptable terms, and we could be prevented entirely from testing, marketing or commercializing the affected technology. We may have to expend substantial resources in litigation, either in enforcing our patents, defending against the infringement claims of others, or both. If we are unable to successfully maintain our technology, including the Rentech Process, against claims by others, our competitive position would be harmed and our revenues could be substantially reduced, and our business, operating results and financial condition could be materially and adversely affected.

The Rentech Process may not compete successfully against Fischer-Tropsch technology developed by our competitors, many of whom have significantly more resources.

The development of Fischer-Tropsch technology for the production of liquid hydrocarbon products like ours is highly competitive. The Rentech Process is based on Fischer-Tropsch processes that have been known for almost 80 years and used in synthetic fuel projects for almost 50 years. Several major integrated oil companies, as well as several smaller companies, have developed or are developing competing technologies that they may offer to license to our potential customers. Each of these companies, especially the major oil companies, have significantly more financial and other resources than we do to spend on developing, promoting, marketing and using their Fischer-Tropsch technology. The United States Department of Energy has also sponsored a number of research programs in Fischer-Tropsch technology. Advances by others in their Fischer Tropsch technology might lower the cost of processes that compete with the Rentech Process. As our competitors continue to develop Fischer-Tropsch technologies, some part or all of our current technology could become obsolete. Our ability to create and maintain technological advantages is critical to our future success. As new technologies develop, we may be placed at a competitive disadvantage, and competitive pressures may force us to implement new technologies at a substantial cost. We may not be able to successfully develop or expend the financial resources necessary to acquire new technology.

Our processes (including the Rentech Process) incorporate technologies and processes developed by third parties the failure of which could harm our prospects for success.

We incorporate processes and technologies developed by third parties into the processes used in our business, including the Rentech Process. Although we believe the incorporated processes and technologies are reliable, in some cases we have limited or no control over ensuring that such processes and technologies perform as expected. If one or more of them were to fail, the failure could cause our processes to fall short of providing the results that we or our licensees desire and materially and adversely effect our results of operation.

We expect to have foreign operations, and our business there would be subject to various risks due to unstable conditions.

We expect that the use of our Rentech Process will occur in foreign countries. The additional risks of foreign operations include rapid changes in political and economic climates; changes in foreign and domestic taxation; lack of stable systems of law in some countries; susceptibility to loss of protection of patent rights and other intellectual property rights; expatriation laws adversely affecting removal of funds; fluctuations of currency exchange rates; nationalization of property; civil disturbances; and war and other disruptions affecting operations. International operations and investments may also be negatively affected by laws and policies of the United States affecting foreign trade, investment and taxation. If any one or more of these events occurs, our revenues from overseas customers could be severely reduced or ended.

c.	Risks Related to Possible Inability to Complete Acquisitions and the Financing Required for the Acquisitions and Subsequent Operations

We have agreed to acquire RCN subject to financing and to pay a break-up fee should we be unable to finance the acquisition.

We have agreed to acquire RCN, subject to financing, shareholder approval, and other conditions. The price is $50,000,000 plus net working capital of RCN at closing. We intend to raise the funds required to complete the acquisition through borrowing and sales of our securities. We currently have commitments for $35,000,000 of such financing, but no commitments for anything over $35,000,000. Should we fail to obtain financing, and should the acquisition fail for that reason or for lack of shareholder approval, our agreement requires that we pay RCN’s parent a break-up fee of $2,500,000. Costs related to the transaction, such as legal and accounting, must be paid even if the transaction is not completed

We are pursing other alternative fuels projects, including one at Natchez, Mississippi, that will involve substantial expense and risk.

We are pursing opportunities to acquire or develop alternative fuels projects, including additional nitrogen fertilizer plants that we would intend to convert to the Rentech Process, and a proposal to acquire land and develop an FT plant in Natchez, Mississippi. We are also considering other alternative fuels projects. We do not have the financing for any of these acquisitions, conversions, developments or operations. Moreover, the pursuit of such opportunities requires that we incur material expenses, including for financial, legal and other advisors, whether or not our efforts are successful.

RCN’s operations have not been profitable and require substantial working capital financing.

RCN has sustained cumulative losses and has had cumulative negative cash flows from operations in its two fiscal years ended December 31, 2003, and for the nine months ended September 30, 2005. For the fiscal year ended December 31, 2004, RCN operated at a profit and provided positive cash flows from operations. The losses are the result, among other things, of very difficult market conditions in its industry, and of rapidly rising costs of the commodities and energy required to produce nitrogen fertilizers. Moreover, RCN’s business is extremely seasonal, with the result that working capital requirements in its off season are substantial. We intend to seek working capital financing in order to be able to operate the RCN business after we acquire it. We have no commitments for any such financing at this time.

The conversion of RCN’s plant and the development of other alternative fuel projects will require several years and very substantial further financing, and may not be successful.

The engineering, design, procurement of materials, and construction necessary to convert RCN’s nitrogen fertilizer plant to coal gasification as a feedstock and the Rentech Process is estimated to take three and a half years and to cost approximately $740,000,000. Acquisition and development of other alternative fuels projects could involve comparable or greater time commitments and costs. Moreover, we have never undertaken any such projects, and the duration, cost, and eventual success of our efforts are all uncertain.

If we do not receive funds from additional financing or other sources of working capital for our business activities and future transactions, we will not be able to execute our business plan.

We need additional financing to maintain our operations, and substantially increased financing, revenues and cash flow to accomplish our goal of acquiring, converting or building process plants. We will continue to expend substantial funds to research and develop our technologies, to market licenses of the Rentech Process, and to acquire, convert or develop process plants. We intend to finance our acquisition, conversion and development of plants primarily through non-recourse debt financing at the project level. Additionally, we expect to obtain additional funds through joint ventures or other collaborative arrangements, and through debt and equity financing in the capital markets.

Financing for our projects may not be available when needed or on terms acceptable or favorable to us. In addition, we expect that definitive agreements with equity and debt participants in our capital projects will include conditions to funding, many of which could be outside our control. If we cannot obtain sufficient funds, we may be required to reduce, delay or eliminate expenditures for our business activities (including efforts to acquire, convert or develop process plants) or research and development; or to seek to enter into a business combination transaction with, or sell some or all of our assets to others.

The level of indebtedness we expect to incur could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations.

As of September 30, 2005, our total indebtedness was $5,548,472. We have a commitment from financing sources for an additional $35,000,000 in indebtedness. Costs to effect the conversion of RCN are estimated to be approximately $740,000,000 and will require substantial further borrowing. If we undertake additional projects, comparable or greater commitments of capital and related levels of indebtedness may be required.

Substantial debt could have important consequences, including:

•	making it more difficult for us to make payments on our debt;

•	requiring us to grant liens on our assets and operate our business in accordance with restrictive debt covenants;

•	increasing our vulnerability to general economic and industry conditions;

•	requiring a substantial portion of our cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities;

•	limiting our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes; and

•	limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our competitors who have less debt.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.

The issuance of shares of our common stock could result in the loss of our ability to use our net operating losses.

As of September 30, 2005, we had approximately $48,000,000 of tax net operating loss carryforwards. Realization of any benefit from our tax net operating losses is dependent on: (1) our ability to generate future taxable income and (2) the absence of certain future “ownership changes” of our common stock. An “ownership change,” as defined in the applicable federal income tax rules, would place significant limitations, on an annual basis, on the use of such net operating losses to offset any future taxable income we may generate. Such limitations, in conjunction with the net operating loss expiration provisions, could effectively eliminate our ability to use a substantial portion of our net operating losses to offset any future taxable income. The issuance of shares of our common stock could cause an “ownership change.” Such transactions include the issuance of shares of common stock upon future conversion or exercise of outstanding options, warrants and convertible preferred stock. In addition, we contemplate that we would need to issue a substantial amount of additional shares of our common stock (or securities convertible into or exercisable or exchangeable for common stock) in connection with our proposed plans to finance the commercialization of the Rentech Process and the implementation of our business plan.

d.	Risks Related to Our Operations after Acquisitions

Miscalculations in our assessment of operating RCN’s nitrogen fertilizer plant may lead to us not having adequately evaluated the operating results and risks associated with the plant and could have a material adverse effect on our business, results of operations and financial condition.

We have never owned, converted, or operated a fertilizer plant. The success of our acquisition of the plant requires an assessment of:

•	available supplies of low-cost coal and other feedstock;

•	operating costs;

•	potential environmental liabilities, including hazardous waste contamination;

•	permits and other governmental authorizations required for our operations; and

•	potential work stoppages and other labor relations matters.

The results of our assessments of operating the plant are necessarily inexact and their accuracy is inherently uncertain. These assessments may not have revealed all existing or potential problems, nor have they necessarily permitted us to become sufficiently familiar with the plant to fully assess its merits and deficiencies. The acquisition of the plant poses numerous additional risks to our operations and financial results, including incurring substantial liabilities and lower revenues than we expected. These risks include:

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

The construction of Fischer-Tropsch plants incorporating the Rentech Process, and our conversion of an existing plant to use coal and our Rentech Process, will be subject to risks of delay or cost overruns resulting from numerous factors, including the following:

•	obtaining sufficient financing;

•	timely issuance of additional permits, licenses and approvals by governmental agencies and third parties;

•	inadequate engineering plans or delays, including those relating to the commissioning of newly designed equipment;

•	unanticipated changes in the coal supply and market demand for our products;

•	shortages of equipment, materials or skilled labor;

•	labor disputes;

•	environmental conditions and requirements;

•	unforeseen events, such as explosions, fires and product spills;

•	increased costs or delays in manufacturing and delivering critical equipment;

•	resistance in the local community; and

•	local and general economic conditions.

If the conversion of an existing plant to the use of coal and our Rentech Process is delayed beyond the time we estimate, the actual cost of completion may increase beyond the amounts estimated in our capital budget. A delay would also cause a delay in the receipt of revenues projected from operation of the converted plant, which may cause our business, results of operation and financial condition to be substantially harmed.

The market for natural gas has been volatile. If prices for natural gas increase significantly, we may not be able to economically operate the plant during the conversion phase while we continue to use natural gas as the feedstock.

If we succeed in acquiring RCN, we plan to continue to operate its plant with natural gas as the feedstock until we complete the conversion of the plant to use coal to produce the required synthesis gas. That would expose us to market risk due to increases in natural gas prices. We expect to purchase natural gas for use in a plant on the spot market. We expect to also use short-term, fixed supply, fixed price purchase contracts to lock in pricing for a portion of our natural gas requirements through the winter months when gas prices are usually the most volatile. These may not protect us from increases in the cost of our feedstock. An increase in the price of coal, after the conversion is completed, or in other commodities that we may use as feedstock at other plants we might acquire in the future could also adversely affect our operating results. The prices of coal, natural gas or other commodities that we might use as feedstock are subject to wide fluctuations due to a variety of factors that are beyond our control. Higher than anticipated costs for the catalyst and other materials used in these plants could also adversely affect operating results. If we have those increased costs, they could materially and adversely affect our business, results of operations and financial condition.

Lower prices for nitrogen fertilizers or downturns in market demands could reduce the revenues and profitability of the nitrogen fertilizer business.

Nitrogen fertilizer is a global commodity that experiences often unpredictable fluctuations in demand and an increasing supply on the world-wide market, and we believe we may face intense price competition from other domestic and foreign sources. In the recent past, nitrogen fertilizer prices have been volatile, often experiencing price changes from one growing season to the next. A downturn in nitrogen prices could have a depressing effect on the prices of most of the fertilizer products that we would sell after we acquire a plant, and might materially and adversely affect our ability to economically convert the nitrogen fertilizer plant to use coal and produce liquid hydrocarbon products using the Rentech Process. If we are able to acquire a plant, and the price of the fertilizer product we would sell decreases or we do not successfully convert the plant to the use of coal feedstock and successfully add our Rentech Process and begin producing liquid hydrocarbon products, our business, results of operation and financial condition could be materially and adversely affected.

Weather conditions may materially impact the demand for RCN products and services.

Weather conditions can have a significant impact on the farming economy and, consequently, on our prospective operating results. Weather conditions affect demand for the fertilizer products sold by RCN, and thus can affect the volumes it can sell and the prices that it receives. For example, adverse weather such as flood, drought or frost can cause a delay in, or even the cancellation of, planting, reducing the demand for fertilizer. Adverse weather conditions can also impact the financial position of the farmers who will buy from Royster-Clark Resources LLC (which will be our exclusive distributor) including to those which Royster-Clark Resources LLC extends credit. This, in turn, may adversely affect the ability of those farmers to meet their obligations in a timely manner, or at all. Accordingly, the weather can have a material effect on our prospective business, financial condition, results of operations and liquidity.

RCN’s customers’ businesses are subject to seasonality which may affect its revenues, carrying costs and collection of its receivables.

RCN’s customers’ businesses are seasonal, based upon the planting, growing and harvesting cycles. Most of RCN’s annual sales have occurred between March and July of each year due to the condensed nature of the planting season. Since interim period operating results reflect the seasonal nature of our business, they are not indicative of results expected for the full fiscal year. In addition, quarterly results can vary significantly from one year to the next due primarily to weather-related shifts in planting schedules and purchase patterns. RCN incurs substantial expenditures for fixed costs throughout the year and substantial expenditures for inventory in advance of the spring planting season. Seasonality also relates to the limited windows of opportunity that RCN’s customers have to complete required tasks at each stage of crop cultivation. Should events such as adverse weather or transportation interruptions occur during these seasonal windows, RCN would face the possibility of reduced revenue without the opportunity to recover until the following season. In addition, because of the seasonality of agriculture, RCN faces the risk of significant inventory carrying costs should its customers’ activities be curtailed during their normal seasons. The seasonality can negatively impact accounts receivable collections and bad debt.

RCN’s operations are subject to risks and hazards that may result in monetary losses and liabilities.

RCN’s business is generally subject to a number of risks and hazards. In addition to, for instance, pollution and other environmental risks, unusual weather and changes in the regulatory environment, RCN bears risks inherent in the nitrogen industry, and, ultimately, the alternative fuels industry, such as explosions, fires and chemical spills and releases. We are not currently insured for these risks, but intend to seek such coverage as may be available and we believe appropriate in the future. Insurance may not be available to us at reasonable rates in the future. Any significant interruption in our operations could adversely affect us.

United States government regulations and agricultural policy affect the demand for RCN products; United States federal deficits, international trade negotiations, political changes, environmental pressures and other factors could affect the government policies and programs that currently shape our industry.

Existing and future government laws, regulations and policies may greatly influence how RCN operates its business, its business strategy and, ultimately, our financial viability. For instance, existing and future regulations may impact the amounts and locations of fertilizer application. The United States Federal Clean Water Act and the equivalent state and local water pollution control laws are designed to protect water quality. The application of fertilizer has been identified as a significant source of water pollution and is currently regulated, and may be more closely regulated in the future. This regulation may lead to decreases in the quantity of fertilizer applied to crops. The application of fertilizer can also result in the emissions of nitrogen compounds and particulate matter to the air. Compliance with future requirements to limit these emissions under the United States Federal Clean Air Act and state equivalents may also affect the quantity of fertilizer used by our customers. Further, United States governmental policies may directly or indirectly influence factors affecting RCN’s business, such as the number of acres planted, the mix of crops planted, crop prices, the level of grain inventories and the amounts of and locations where fertilizer may be applied. Changes in government programs that provide financial support to farmers could affect demand for RCN’s products. The market for our products could also be affected by challenges brought under the United States Federal Endangered Species Act and changes in regulatory policies affecting biotechnologically developed seed. We cannot predict the future government policy and regulatory framework affecting our business.

We could be subject to claims and liabilities under environmental, health and safety laws and regulations arising from the production and distribution of nitrogen fertilizers and alternative fuel products at our facilities.

The production and distribution of nitrogen fertilizers at the East Dubuque facility, and alternative fuel products at that and any other alternative fuel facilities we may operate in the future, are subject to compliance with United States federal, state and local environmental, health and safety laws and regulations. These regulations govern operations and use, storage, handling, discharge and disposal of a variety of substances. For instance, under CERCLA, we could be held jointly and severally responsible for the removal and remediation of any hazardous substance contamination at our facilities, at neighboring properties (where migration from our facilities occurred) and at third party waste disposal sites. We could also be held liable for any consequences arising out of human exposure to these substances or other environmental damage. We may incur substantial costs to comply with these environmental, health and safety law requirements. We may also incur substantial costs for liabilities arising from past releases of, or exposure to, hazardous substances. In addition, we may discover currently unknown environmental problems or conditions. The discovery of currently unknown environmental problems or conditions, changes in environmental, health and safety laws and regulations or other unanticipated events could give rise to claims that may involve material expenditures or liabilities for us.

Acts of terrorism and continued conflict and instability in the Middle East could affect both the supply and price of various fertilizer materials that we sell.

Nitrogen-based agricultural materials such as ammonia, ammonium nitrate and urea have the potential for misuse by domestic or international terrorists, and the facilities where these materials are produced or stored and the transportation network through which they are distributed could be targeted. In addition, various crop protection products are hazardous and could be used in terrorist acts such as water supply contamination. RCN’s facilities could be targeted or materials distributed by it misused. Should such events occur, our business could be adversely affected and the limits of our insurance policies could be exceeded such that our ability to meet our financial obligations would be impaired. Further, instability in oil producing regions of the world could have the effect of driving up energy prices which could, in turn, affect natural gas prices and the economics of nitrogen-based fertilizers. Mechanized farming as currently practiced by our customers is energy intensive and sharp increases in fuel prices could limit their funds available for other inputs and thus adversely affect the demand for the products that we sell.

The nitrogen fertilizer industry is very competitive and the actions of our competitors could materially affect the results of operations and financial position of the Company

RCN operates in a highly competitive industry, particularly with respect to price and service. Its principal competitors in the distribution of crop production inputs include agricultural co-operatives (which have the largest market share in many of the locations that it serves), national fertilizer producers, major grain companies and independent distributors and brokers. Some of these competitors have greater financial, marketing and research and development resources than we do, or better name recognition, and can better withstand adverse economic or market conditions. In addition, as a result of increased pricing pressures caused by competition, RCN may in the future experience reductions in the profit margins on sales, or may be unable to pass future material price increases on to customers.

If we acquire RCN, we would need to rely on Royster-Clark as exclusive distributor of the nitrogen fertilizer products we would produce at the East Dubuque facility.

Upon consummation of our pending acquisition of RCN, we will not have any sales force or any previous experience in the production and distribution of the nitrogen fertilizer products that are produced at the East Dubuque facility. As a result, we would need to rely on Royster-Clark as exclusive distributor of such products. Under the Stock Purchase Agreement governing the acquisition of RCN, Royster-Clark Resources LLC (“RCR”), a subsidiary of Royster-Clark, and we are obligated to enter into a Distribution Agreement at the closing, which will provide that RCR will be required to use its commercially reasonable efforts to promote the sale of and to purchase from us nitrogen fertilizer products manufactured at the East Dubuque facility, and to negotiate in good faith with us from time to time regarding the purchase and sale of the products. However, to the extent RCR and we are not able to reach an agreement with respect to the purchase and sale of products, we cannot assure you that we would be able to find other buyers for them. Our inability to sell the nitrogen fertilizer products produced at the East Dubuque facility could result in significant losses and materially and adversely affect our business.

If we acquire RCN, we will need to incur significant costs and other resources to modify RCN’s financial reporting systems and to integrate it with our financial reporting systems.

RCN’s current financial reporting systems are insufficient to meet our specific future needs and would need to be replaced as soon as practicable following the closing of our pending acquisition of the company. In addition, following the completion of the update, we intend to integrate RCN’s financial reporting systems into our financial reporting systems. Until the integration has been completed, the operation of the two separate financial reporting systems could result in additional costs and difficulties that would not exist if one system were in place. In addition, while we have based our estimates of the costs and time it will take to complete the update and integration of such systems on our best estimates to date, we could encounter difficulties in the replacement or integration processes and incur significant costs and expend important resources in excess of our estimates.

We may not be able to successfully manage our growing business.

If we are successful in our plans to commercialize the Rentech Process by acquiring and developing alternative fuel facilities, we would experience a period of rapid growth that could place significant additional demands on, and require us to expand, our management resources and information systems. The management of our growth will require, among other things, continued development of our internal controls and information systems and the ability to attract and retain qualified personnel. Our failure to manage any such rapid growth effectively could have a material adverse effect on us and our operating results.

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

Revenues provided by our mud logging business segment represented approximately 92%, 83%, and 80%, of our total revenues from continuing operations during the fiscal years ended September 30, 2005, 2004, and 2003, respectively. PML’s revenues from some customers may constitute a significant portion of its revenues. For the years ended September 30, 2005, 2004, and 2003, one customer of PML, Anadarko Petroleum, accounted for 12%, 21%, and 17% of our total revenues from continuing operations, respectively, while another customer, Chesapeake Energy Corporation, accounted for 13%, 6%, and 4% of our total revenues from continuing operations, respectively, and another customer, XTO Energy, Inc., accounted for 11%, 7%, and 12% of our total revenues from continuing operations, respectively.

Loss of PML’s largest customers would materially reduce our total revenues.

PML has provided material portions of our total revenues. We have experienced a growing demand for our oil and gas field services. If we lose a significant customer, we anticipate that demand from other customers would use most of our capabilities.

e.	Risks Related to the Market for Rentech Common Stock

We have a very substantial overhang of common stock and future sales of our common stock will cause substantial dilution and may negatively affect the market price of our shares.

As of September 30, 2005, there were 110,120,500 shares of our common stock outstanding. As of that date, we also had an aggregate of approximately 28 million shares of common stock that may be issued upon exercise or conversion of outstanding convertible notes, Series A preferred stock, options and warrants. We also have a commitment from investors to purchase $35,000,000 of debentures initially convertible into 10,000,000 shares of common stock and warrants to purchase 3,500,000 shares of common stock. In addition, we have a shelf registration statement covering approximately $44,000,000 in shares of our common stock for issuance in future financing transactions. We expect the sale of common stock and common stock equivalents in material amounts will be necessary to finance our business plan and facilitate our licensing business. Certain holders of our securities have, and certain future holders are expected to be granted, rights to participate in or to require us to file registration statements with the SEC for resale of common stock.

We cannot predict the effect, if any, that future sales of shares of our common stock into the market, or the availability of shares of common stock for future sale, will have on the market price of our common stock. Sales of substantial amounts of common stock (including shares issued upon the exercise of stock options and warrants or conversion of convertible notes or debentures and shares of Series A preferred stock), or the perception that such sales could occur, may materially and adversely affect prevailing market prices for our common stock.

Our preferred stock has a liquidation preference that could reduce or eliminate any proceeds available to our common shareholders upon a sale of our company.

In the event a merger of Rentech or a sale or other disposition of substantially all of our assets, or in the event of a liquidation or dissolution, our Series A preferred shareholders are entitled to receive an aggregate liquidation preference, which is $3,000,000 as of December 5, 2005, plus declared but unpaid dividends, before our common shareholders can receive any payment. As a result, in the event of our sale, liquidation or dissolution, including one in which the total proceeds represent a premium to the then prevailing price per share of our common stock, our common shareholders may experience substantial dilution in the amount payable to them, and if total proceeds are less than or equal to the liquidation preference, then our common shareholders will not receive any proceeds.

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

The market price of Rentech common stock may decline as a result of the transactions.

As a result of the transactions, the market price of Rentech stock may decline for a number of reasons, including if:

•	the conversion of the RCN or other process plants is not completed in a timely and efficient manner;

•	the acquisition of the RCN or other process plants does not yield the expected benefits to our revenues as rapidly or to the extent that may be anticipated by financial or industry analysts, stockholders or other investors;

•	the effect of the acquisition of the RCN or other process plants on Rentech’s financial statements is not consistent with the expectations of the financial or industry analysts, stockholders or other investors;

•	significant shareholders of Rentech decide to dispose of their shares of common stock because of any such transactions; or

•	any of the other risks referred to in this section materialize.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

Office Lease

Our executive offices are located in Denver, Colorado, and consist of 7,885 square feet of office space. The lease expires in October 2009 and includes an option to extend for another five-year term. Total rent was approximately $98,000 during fiscal 2005. We believe that our existing space is adequate to meet our current needs and to accommodate anticipated growth.

Development And Testing Laboratory

We own a development and testing laboratory located in Denver that we use with Fischer-Tropsch technologies. The facility consists of a 11,000 square foot laboratory located within our 20,000 square foot industrial building. The remainder of the building is rented to a tenant and constitutes potential expansion space for the laboratory. We renovated the building, laboratory and lab equipment in fiscal 1999 to provide a state-of-the-art laboratory and support facilities for FT technologies. We believe that our laboratory is one of the most comprehensive Fischer-Tropsch facilities in the field today.

Sand Creek Methanol Plant Facility

We own the Sand Creek methanol facility located in the Denver metropolitan area. The facility includes a methanol plant that was closed when we acquired our interest in 1999. The site consists of 17 acres located in an industrial area adjacent to a rail line and an interstate highway. Approximately 11 acres of the site are available for other uses. We plan to build and operate on the site what we believe will be the first fully-integrated Fischer-Tropsch coal-to-liquids product development unit research facility in the United States.

Petroleum Mud Logging Properties

Petroleum Mud Logging, Inc. owns a building in Oklahoma City, Oklahoma that contains the PML shop facility and leases an additional building for its office and training space. The rent is approximately $30,000 per year. PML’s personal property includes 38 special vehicles equipped as mobile laboratories, each operated by an employee to provide well logging services, and 18 similarly equipped remote controlled units with 4 more under construction. PML also owns an extensive library of well logs that provide information about the results of previous oil and gas or natural gas exploration wells. We believe that the existing shop space and well logging units are adequate for PML’s current needs and anticipated growth. The shop facility is adequate for maintenance of the vehicles and trailers, and the well logging units are in good condition.

RCN

If we acquire RCN, we will own its 830 ton per day ammonia fertilizer plant and related improvements on a 320 acre site in East Dubuque, Illinois. See Item 1 – Business – Business Plan – Nitrogen Fertilizer Plants – Royster Clark Nitrogen, Inc.

ITEM 3. LEGAL PROCEEDINGS

In the normal course of business, we are party to litigation from time to time. We maintain insurance to cover certain actions and believe that resolution of such litigation will not have a material adverse effect on us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

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

Fiscal Year Ended September 30, 2005	High	Low
First Quarter, ended Dec. 31, 2004	$2.59	$0.88
Second Quarter, ended Mar. 31, 2005	$2.51	$1.19
Third Quarter, ended Jun. 30, 2005	$1.62	$1.25
Fourth Quarter, ended Sep. 30, 2005	$3.00	$1.21

Fiscal Year Ended September 30, 2004	High	Low
First Quarter, ended Dec. 31, 2003	$1.50	$0.63
Second Quarter, ended Mar. 31, 2004	$1.30	$0.85
Third Quarter, ended Jun. 30, 2004	$1.12	$0.81
Fourth Quarter, ended Sep. 30, 2004	$1.07	$0.85

The approximate number of shareholders of record of our common stock as of October 31, 2005 was 558. Based upon the securities position listings maintained for our common stock by registered clearing agencies, we estimate the number of beneficial owners is not less than 8,500.

We have never paid cash dividends on our common stock. We currently expect that we will retain future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Equity Compensation Plan Information

The following table provides information as of September 30, 2005 with respect to our compensation plans, including individual compensation arrangements, under which our equity securities are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a) (c)
Equity compensation plans approved by security holders	3,247,000	$1.54	0
Equity compensation plans not approved by security holders	13,525,952	$1.39	0
Total	16,772,952	$1.42	0

The equity securities issued as compensation without shareholder approval consist of stock options and stock purchase warrants. These convertible securities have exercise prices equal to the closing market prices of our common stock, as reported by the American Stock Exchange, on the date the securities were granted. The options and warrants may be exercised for a term of five years after the date granted. They may be exercised in whole or in part at any time after they were issued. For a narrative description of the material terms of the equity compensation plans and other compensation arrangements summarized in the above table, please see the section entitled “Stock Options and Stock Warrants” in note 11 to our consolidated financial statements contained elsewhere in this document.

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

Rentech, Inc. and Subsidiaries

	Years Ended September 30
	2005	2004	2003	2002	2001
CONSOLIDATED STATEMENT OF OPERATIONS DATA
Revenues	$7,185,485	$5,706,280	$4,496,011	$4,731,744	$5,605,570
Cost of Sales	$5,213,092	$4,035,779	$2,940,022	$2,385,784	$4,867,832
Gross Profit	$1,972,393	$1,670,501	$1,555,989	$2,345,960	$737,738
Loss from Continuing Operations	$(14,369,273)	$(6,492,558)	$(8,812,320)	$(4,939,418)	$(6,773,360)
Net Loss	$(14,358,897)	$(7,210,693)	$(9,535,405)	$(5,332,613)	$(6,770,707)

Loss Applicable to Common Stock	$(23,700,372)	$(7,210,693)	$(9,535,405)	$(5,469,545)	$(7,254,306)

BASIC AND DILUTED LOSS PER SHARE(1)
Loss from Continuing Operations Per Common Share	$(.26)	$(.08)	$(.12)	$(.07)	$(.11)
Loss Per Common Share	$(.26)	$(.08)	$(.13)	$(.08)	$(.11)

CONSOLIDATED BALANCE SHEET DATA
Working Capital	$32,031,397	$(1,266,653)	$(1,571,738)	$775,686	$1,412,195
Total Assets	$43,491,949	$9,379,288	$11,187,114	$16,163,228	$16,115,455
Total Long-Term Liabilities	$2,849,943	$3,018,795	$3,223,994	$3,269,044	$1,157,927
Total Liabilities	$9,220,767	$6,341,424	$8,005,734	$7,422,576	$4,069,122
Accumulated Deficit	$(62,008,636)	$(47,649,739)	$(40,439,046)	$(30,903,641)	$(25,571,028)

(1)	The weighted average number of shares of common stock outstanding during the years ended September 30, 2005, 2004, 2003, 2002 and 2001 were 92,918,545, 85,932,544, 73,907,041, 69,987,685 and 64,807,168, respectively.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to the information provided here in Management’s Discussion and Analysis of Financial Condition and Results of Operations, we believe that in order to more fully understand our discussion in this section, you should read our consolidated financial statements and the notes thereto and the other disclosures herein, including the discussion of our business and the risk factors.

OVERVIEW OF OUR BUSINESS

We have developed and are in the process of commercializing our patented and proprietary technology that converts synthesis gas, a mixture of hydrogen and carbon monoxide derived from coal and other solid and liquid carbon-bearing materials, as well as from industrial gas and natural gas, into clean-burning, liquid hydrocarbon products, including diesel fuel, aviation fuel, naphtha, and other chemicals. Our technology, which we refer to as the “Rentech Process,” is an advanced derivative of the Fischer-Tropsch process capable of using as feedstock a variety of naturally occurring hydrocarbons as well as gaseous, liquid and solid hydrocarbons.

Our business has historically focused on research and development of our Fischer-Tropsch technology, and licensing it to third parties. During fiscal 2004, we determined to directly deploy our Rentech Process in selected domestic projects by acquiring interests in existing nitrogen fertilizer plants currently configured to use natural gas as a feedstock. We would then convert the nitrogen fertilizer plants to use coal or petroleum coke, which are readily available and less expensive as feedstock, and add our Rentech Process to produce FT liquid hydrocarbons and other products in addition to the nitrogen fertilizers already being produced by these plants.

On November 5, 2005, we entered an agreement to purchase all the outstanding stock of RCN, which owns and operates a nitrogen fertilizer plant rated at 830 tons per day in East Dubuque, Illinois, for a price of $50,000,000 plus net working capital at the closing.

We are also pursuing other alternative fuel projects for acquisition and development, including one in Natchez, Mississippi (the “Natchez Project”) that we and a partner would construct to produce FT liquid hydrocarbon and other products using the Rentech Process.

During fiscal 2005, in order to intensify our focus on FT technology, we disposed of OKON, Inc. and our 56% interest in REN Testing Corporation. For further information concerning our business, see Item 1- Business, and Item 1a – Risk Factors.

OVERVIEW OF OUR FINANCIAL CONDITION, LIQUIDITY, AND RESULTS OF OPERATIONS.

At September 30, 2005, we had working capital of $32,031,397. Historically, for working capital we have relied upon sales of our equity securities and borrowings. We have a history of operating losses, have never operated at a profit, and for the year ended September 30, 2005, had a net loss of $14,358,897.

To achieve our objectives as planned for fiscal 2006, we will need substantial amounts of capital that we do not now have, to fund the acquisition of RCN, the operation of its fertilizer business, the conversion of RCN’s plant to the Rentech Process, the development of our PDU at Sand Creek, other possible acquisition and development projects, including the Natchez Project, and other expenses of our activities, including research and development. We believe that our currently available cash, cash flows from operations, funds from the potential sale of assets and other plans, which could include additional debt or equity financing, will be sufficient to meet our cash operating needs through the fiscal year ending September 30, 2006.

For further information concerning our potential financing needs and related risks, see Item 1 – Business, and Item 1a – Risk Factors.

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

Accounting for Fixed Price Contracts. Our alternative fuels segment recognizes revenues from fixed price contracts on the percentage-of-completion method of accounting. Under this method of accounting, the amount of revenue recognized is the percentage of the contract price that the costs expended to date bear to the total estimated costs of the contract, based upon current estimates of the costs to complete the contract. Project managers make significant assumptions concerning cost estimates for materials and labor. Due to the uncertainties inherent in the estimation process, as well as the potential changes in customer needs as these contracts progress, it is at least reasonably possible that completion costs for uncompleted contracts may be revised in the future, and that such revisions could be material.

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

Deferred Income Taxes. We have provided a full valuation reserve related to our substantial deferred tax assets. In the future, if sufficient evidence of our ability to generate sufficient future taxable income in certain tax jurisdictions becomes apparent, we may be required to reduce this valuation allowance, resulting in income tax benefits in our consolidated statement of operations. We evaluate the reliability of the deferred tax assets annually and assess the need for the valuation allowance.

RESULTS OF OPERATIONS

More detailed information about our financial statements is provided in the following portions of this section. The following discussions should be read in conjunction with our consolidated financial statements and the notes thereto.

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

The following table provides revenues, operating income (loss) from operations and net loss applicable to common stockholders by each of our business segments for the years ended September 30, 2005, 2004, and 2003. More complete details about the results of operations of our business segments are set forth later in this report under the section heading “Results of Operations”.

	For the Years Ended September 30,
	2005	2004	2003
Revenues:
Alternative fuels	$588,687	$984,492	$915,563
Oil and gas field services	6,596,798	4,721,788	3,580,448

Total revenues	$7,185,485	$5,706,280	$4,496,011

Income (loss) from operations:
Alternative fuels	$(11,880,027)	$(5,401,029)	$(5,972,822)
Oil and gas field services	1,320,318	606,842	216,548

Total operating loss	$(10,559,709)	$(4,794,187)	$(5,756,274)

Net loss applicable to common stockholders:
Alternative fuels	$(15,608,748)	$(7,087,316)	$(9,026,220)
Oil and gas field services	1,239,475	594,758	213,900
Deemed dividends to preferred stockholders	(9,000,000)	—	—
Cash dividends paid to preferred stockholders	(341,475)	—	—
Net loss from discontinued operations	(446,125)	(718,135)	(723,085)
Gain on sale of discontinued operations, net of tax	456,501	—	—

Total net loss applicable to common stockholders	$(23,700,372)	$(7,210,693)	$(9,535,405)

Comparison of Changes Between Periods

The following table sets forth, for the years ended September 30, 2005, 2004 and 2003, a comparison of changes between the periods in the components of our Consolidated Statements of Operations:

	Years Ended September 30,
	2005	2004	2003
Gross Profit Percentage
Oil and gas field services	30.3%	28.9%	26.7%
Technical services	(32.6)%	21.7%	55.0%
Rental income	100.0%	100.0%	100.0%

Total service gross profit %	27.4%	29.3%	33.1%
Royalty income	—	—	100.0%

	27.4%	29.3%	34.6%
As a Percentage of Consolidated Net Sales
Oil and gas field services	91.8%	82.7%	79.7%
Technical services	6.5%	15.2%	15.6%
Rental income	1.7%	2.1%	2.5%

Total service as a percentage of consolidated net sales	100.0%	100.0%	97.8%
Royalty income	—	—	2.2%

	100.0%	100.0%	100.0%

Operating expenses
General and administrative expense	161.4%	92.4%	129.5%
Depreciation and amortization	6.1%	7.8%	16.5%
Research and development	6.9%	13.1%	16.6%

	174.4%	113.3%	162.6%

Loss from operations	(147.0)%	(84.0)%	(128.0)%

Other income (expenses)
Loss on investment	(2.9)%	(10.4)%	(42.8)%
Equity in loss of investee	(10.2)%	(4.4)%	(4.6)%
Interest income	1.1%	0.3%	0.5%
Interest expense	(40.1)%	(15.1)%	(21.0)%
Gain (Loss) on disposal of fixed assets	0.0%	(0.2)%	(0.1)%

	(52.1)%	(29.8)%	(68.0)%

Net loss from continuing operations before taxes	(199.1)%	(113.8)%	(196.0)%

Income tax expense	(0.9)%	—	—

Net loss from continuing operations	(200.0)%	(113.8)%	(196.0)%
Dividends on preferred stock	(130.0)%	—	—

Loss applicable to common stock	(330.0)%	(113.8)%	(196.0)%

FISCAL YEAR 2005 COMPARED TO FISCAL YEAR 2004

Continuing Operations:

Revenues

	For the Years Ended September 30,
	2005	2004
Revenues:
Oil and gas field services	$6,596,798	$4,721,788
Technical services	465,265	867,279
Rental income	123,422	117,213

Total services revenues	$7,185,485	$5,706,280

Service Revenues. Service revenues are provided by two of our business segments. The segments are the oil and gas field services segment and the Rentech Process technical services portion of the alternative fuels segment. The Rentech Process technical services are provided through the scientists and technicians who staff our development and testing laboratory. In addition, the alternative fuels segment includes rental income from leases to others of portions of the development and testing laboratory building.

Petroleum Mud Logging, Inc. Service revenues in the amount of $6,596,798 were derived from contracts for the oil and gas field services in fiscal 2005. Our oil and gas field service revenues for fiscal year 2005 increased by $1,875,010, or 40%, from the service revenues of $4,721,788 in fiscal 2004. The increase in oil and gas field services revenue was due to an increase in demand for our mud logging services as drilling for new natural gas wells has continued to increase in our service market. Due to the increased demand, we increased our manned mud logging vehicles from 35 in fiscal 2004 to 38 in fiscal 2005, plus we increased our limited service vehicles from 8 in fiscal 2004 to 16 in fiscal 2005. The limited service vehicles allow us to perform mud logging services from a remote computer terminal and do not require a person on-site to perform the mud logging services. We were also able to increase our billing rates for services as our average daily price increased approximately $40 from the last month of fiscal year 2005 compared with the last month of fiscal year 2004.

Our alternative fuels segment provided service revenues, including revenue earned for technical services provided to certain customers with regard to the Rentech Process. These technical services were performed at our development and testing laboratory. Our service revenues for these technical services were $465,265 during fiscal 2005 as compared to $867,279 during fiscal 2004. Compared to the prior year, our service revenues from these technical services decreased by $402,014 or 46%, during fiscal 2005. During the years ended September 30, 2005 and 2004, we recognized revenue of $307,280 and $192,720, or 66% and 22% of total technical services revenue, from our contract with the Wyoming Business Council, which began in fiscal 2004. In addition, during the years ended September 30, 2005 and 2004, we recognized revenue of $35,747 and $439,253, or 8% and 51% of total technical services revenue, from our technical services agreement with RCN, which began in fiscal 2004.

Rental Income is also included in our service revenue. We leased part of our development and testing laboratory building in Denver, to a tenant. Rental income from this tenant contributed $123,422 in revenue during fiscal 2005 as compared to $117,213 during fiscal 2004. Rental income is included in our alternative fuels segment because the rental income is generated from the laboratory building that houses our development and testing laboratory, which is part of the alternative fuels segment.

Cost of Sales

	For the Years Ended September 30,
	2005	2004
Cost of sales:
Oil and gas field services	$4,596,197	$3,356,371
Technical services	616,895	679,408

Total cost of sales	$5,213,092	$4,035,779

Our cost of sales includes costs for our oil and gas field services and technical services. During fiscal 2005, the combined costs of sales were $5,213,092 compared to $4,035,779 during fiscal 2004. The increase for fiscal 2005 resulted from an increase in cost of sales for the oil and gas field services segment partially offset by a decrease for the alternative fuels segment.

Costs of sales for oil and gas field services increased to $4,596,197 during fiscal 2005, up from $3,356,371 during fiscal 2004. Of the increase of $1,239,826, 63% was related to field labor and benefits and field living expenses, while the remainder was made up of supplies and other miscellaneous costs. The increase in costs of sales resulted from the increase in oil and gas field services revenue which occurred due to an increase in demand for our mud logging services as drilling for new natural gas wells has continued to expand in our service market. The increase in the number of units in the field directly led to the increase in field labor and benefits and field living expenses, which makes up the largest percentage of cost of sales.

Costs of sales for technical services were $616,895 during fiscal 2005, down from $679,408 during fiscal 2004, a decrease of $62,513. Costs incurred under the technical services agreement with RCN resulted in costs of sales of $101,748 and $369,666 during the years ended September 30, 2005 and 2004. Costs incurred under the technical services agreement with the Wyoming Business Council resulted in costs of sales of $289,452 and $192,720 during the years ended September 30, 2005 and 2004, respectively.

Gross Profit

	For the Years Ended September 30,
	2005	2004
Gross Profit:
Oil and gas field services	$2,000,601	$1,365,417
Technical services	(151,630)	187,871
Rental income	123,422	117,213

Total gross profit	$1,972,393	$1,670,501

Our gross profit for fiscal 2005 was $1,972,393, as compared to $1,670,501 for fiscal 2004. The increase of $301,892, or 18% resulted from a combination of the contributions from each of our operating segments. The gross profit contribution of our oil and gas field services segment increased, which was partially offset by decreases for the technical services segment during fiscal 2005 as compared to fiscal 2004.

Gross profit for oil and gas field services increased to $2,000,601 during fiscal 2005, up from $1,365,417 during fiscal 2004. The increase of $635,184 was due to increases in our number of units in service combined with our increase in billing rates.

Gross profit for technical services was $(151,630) during fiscal 2005, down from $187,871 during fiscal year 2004, a decrease of $339,501. Gross profit was down in fiscal year 2005 as the majority of revenue was derived from feasibility studies, which do not generate significant profit margins.

Operating Expenses

	For the Years Ended September 30,
	2005	2004
Operating expenses:
General and administrative	$11,600,551	$5,268,791
Depreciation and amortization	435,632	446,667
Research and development	495,919	749,230

Total operating expenses	$12,532,102	$6,464,688

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

We expect to experience operating costs on a much larger scale than in the past for the East Dubuque nitrogen fertilizer plant that we expect to acquire in early 2006. We plan to make substantial capital investments to reconfigure the plant to improve its economic results and to use our Fischer-Tropsch technology for additional revenues and other benefits. If we make substantial capital investments in plants in which we may acquire an equity interest, we would incur significant depreciation and amortization expenses in the future.

General and Administrative Expenses. General and administrative expenses were $11,600,551 during the year ended September 30, 2005, up $6,331,760 from fiscal 2004 when these expenses were $5,268,791. Of the increase during fiscal 2005, $2,893,137 related to one-time write-offs of expenses directly related to the planned acquisition of RCN. We expensed $1,807,057 of abandoned acquisition costs, $901,846 of abandoned debt issue costs, and $184,234 of aborted offering costs in fiscal 2005. In addition, the Company issued 540,000 warrants as a breakup fee to other subscribers whose subscriptions for the purchase of preferred stock were not accepted by the Company. These warrants resulted in aborted offering expense of $375,682. In the fourth quarter of fiscal 2005, we expensed $1,561,822 of salary expenses related to retirement packages issued to the CEO and COO. Not including those charges, general and administrative expenses increased $1,501,119 during the year ended 2005. The majority of the increase in general and administrative expenses during fiscal 2005 relates to $324,187 in costs incurred related to the Company’s implementation of the requirements of Section 404 of the 2002 Sarbanes-Oxley Act, and $332,500 of compensation expense related to a warrant issued to the Company’s current President. In addition, salaries and benefits allocated to general and administrative expenses rather than to cost of sales increased by $322,649, or 13%, during the year ended September 30, 2005. This was primarily due to hiring an in-house legal counsel during the third quarter of fiscal 2004 and a cost of living increase received by employees in fiscal year 2005. Contract salaries and consulting expenses increased by $637,813, or 179% during year ended September 30, 2005. The increase was due to additional consulting cost requirements for the design and engineering phase of the conversion of the RCN ammonia plant to use coal as the feedstock. Insurance expense increased by $117,537, or 43% during the year ended September 30, 2005 as a result of obtaining additional coverages in the current fiscal year after assessing our insurance portfolio. Bad debt expense decreased by $125,755, or 100% during the year ended September 30, 2005 due to a write-off in fiscal year 2004. Many other general and administrative expenses experienced increases and decreases during year ended September 30, 2005, none of which were individually significant.

Depreciation and Amortization. Depreciation and amortization expenses during fiscal 2005 and 2004 were $638,971 and $618,645. Of these amounts, $203,339 and $171,978 were included in costs of sales. The increase in amounts included in cost of sales during fiscal 2005 was directly attributable to an increase in revenues during the current fiscal year in our oil and gas field services segments.

Research and Development. Research and development expenses were $495,919 during fiscal 2005. These expenses were all from our alternative fuels segment. This expense decreased by $253,311 from fiscal 2004, when these expenses were $749,230. The decrease in research and development expenses is due to the fact that the majority of our research and development work during fiscal 2005 was conducted by our joint venture FT Solutions LLC, which we created in June 2004 with Headwaters Technology Innovation Group, Inc. In fiscal 2005, we continued work on advanced catalysts and separation, process optimization, and product upgrading. Flowsheet simulations and feasibility studies also provide input to research and development direction.

Total Operating Expenses. Total operating expenses during fiscal 2005 were $12,532,102, as compared to $6,464,688 during fiscal 2004, an increase of $6,067,414. The increase is a result of an increase in general and administrative expenses of $6,331,760, a decrease in depreciation and amortization charges included in operating expenses of $11,035, and a decrease in research and development expenses of $253,311.

Loss From Operations

	For the Years Ended September 30,
	2005	2004
Loss from operations:
Oil and gas field services	$1,320,318	$606,842
Technical services	(12,003,449)	(5,518,242)
Rental income	123,422	117,213

Total loss from operations	$(10,559,709)	$(4,794,187)

Loss from operations during fiscal 2005 increased by $5,765,522 to a loss of $10,559,709. This compares to a loss of $4,794,187 during fiscal 2004. The increased loss resulted from an increase in total operating expenses of $6,067,414 during fiscal 2005 partially offset by an increase in gross profit of $301,892.

Income from operations for oil and gas field services increased to $1,320,318 during fiscal 2005, up from $606,842 during fiscal 2004. The increase of $713,476 was due to increases in our number of units in service combined with our increase in billing rates.

Loss from operations for technical services was $12,003,449 during fiscal 2005, up from $5,518,242 during fiscal 2004, an increase of $6,485,207. Loss from operations was up in fiscal year 2005 as our operating expenses increased by $6,067,414.

Other Income (Expense)

	For the Years Ended September 30,
	2005	2004
Other income (expense):
Loss on investments	$(206,500)	$(588,500)
Equity in loss of investee	(735,815)	(252,415)
Interest income	81,364	14,842
Interest expense	(2,888,392)	(858,731)
Gain/(Loss) on disposal of fixed assets	1,207	(13,567)

Total other income (expense)	$(3,748,136)	$(1,698,371)

Other Income (Expenses). Other income (expenses) includes impairment of investments, equity in loss of investee, interest income, interest expense and gain/(loss) on disposal of fixed assets.

Loss on Investments. During fiscal year 2005, we recognized $206,500 as loss on investments, compared to $588,500 in fiscal 2004. The decrease in loss on investments related to our 410,400 shares of common stock of Global Solar Energy, Inc. and our 375,840 shares of common stock of Infinite Power Solutions, Inc. During the fourth quarter of fiscal 2004, we assessed the value of our minority ownership interests in Global Solar Energy and Infinite Power Solutions based upon currently available information. As a result of that assessment, we recorded an impairment of investment of $588,500 in fiscal 2004. As of September 30, 2005, we assessed the value of our minority ownership interests in Global Solar Energy and Infinite Power Solutions based upon currently available information. As a result of that assessment, we recorded an impairment of investment of $206,500 in fiscal 2005. At September 30, 2005, our investment in the two advanced technology companies is recorded at the estimated net realizable value of $405,000. The assessment that we performed is based upon estimates. The actual value that we realize from these investments may be more or less than $405,000. We will recognize gains on these investments, if any, when realized.

Equity in Loss of Investee. During fiscal 2005, we recognized $735,815 in equity in loss of investee, as compared to $252,415 during fiscal 2004. In fiscal 2005, $171,202 represents our 50% share of the loss incurred by our joint venture in Sand Creek Energy LLC, as compared to $181,890 in fiscal 2004. The LLC is maintaining the mothballed Sand Creek methanol plant. In October 2005, we purchased the remaining 50% of the Sand Creek methanol plant for $1,400,000. The decrease during fiscal 2005 is due to a decrease in insurance and other maintenance costs of the facility. In fiscal 2005, we recognized $564,613 in equity in loss of investee from our 50% share of the loss in our joint venture FT Solutions, LLC, compared to $70,525 in fiscal 2004. FT Solutions, LLC was formed in the fourth quarter of fiscal 2004. This loss represents our share of research and development expenses incurred by FT Solutions, LLC.

Interest Income. Interest income during fiscal 2005 was $81,364, an increase from $14,842 during fiscal 2004. The increased interest income was due to having more funds invested in interest-bearing cash accounts primarily from our net cash proceeds of $8,315,000 from our sale of Series A Preferred Stock in April 2005.

Interest Expense. Interest expense during fiscal 2005 was $2,888,392, increased from $858,731 during fiscal 2004. Of the increase during fiscal 2005 of $2,029,661, 94% resulted from the recognition of non-cash interest expense. Total non-cash interest expense recognized during fiscal 2005 was $2,386,749, compared to $432,415 during fiscal 2004. Of the non-cash interest expense recognized in fiscal 2005, $1,861,769, or 78%, was due to the amortization of debt issuance costs related to a line of credit and bridge loans entered into during the last quarter of fiscal year 2004 and the first quarter of fiscal year 2005 that were used to provide working capital and fund acquisition costs related to the planned purchase of RCN.

Gain (Loss) on Disposal of Fixed Assets. During fiscal 2005 we had a gain on disposal of fixed assets of $1,207 as compared to a loss on disposal of fixed assets during fiscal 2004 of $13,567. The disposals represent the disposal of out-dated office furniture and equipment, computer equipment and vehicles.

Total Other Expenses. Total other expenses increased to $3,748,136 during fiscal 2005 from total other expenses of $1,698,371 during fiscal 2004. The increase of $2,049,765 resulted from a $206,500 impairment of investments during fiscal 2005, as compared to $588,500 during fiscal 2004; an increase in equity in loss of investee of $483,400; an increase in interest income of $66,522; an increase in interest expense of $2,029,661; and a decrease in loss on disposal of fixed assets of $14,774.

Net Loss from Continuing Operations

	For the Years Ended September 30,
	2005	2004
Net loss from continuing operations:
Oil and gas field services	$1,307,075	$594,758
Technical services	(15,738,342)	(7,204,529)
Rental services	123,422	117,213

Net loss from continuing operations before taxes	$(14,307,845)	$(6,492,558)
Income tax expense	(61,428)	—

Net loss from continuing operations	$(14,369,273)	$(6,492,558)

The net loss from continuing operations was $14,369,273 or $0.155 per share during fiscal 2005 and $6,492,558 or $0.076 per share during fiscal 2004. The increase of $7,876,715 resulted from an increase in loss from operations of $5,765,522, an increase in total other expenses of $2,049,765, and an increase in income tax expense of $61,428.

Net income from continuing operations for oil and gas field services increased to $1,307,075 during fiscal 2005, up from $594,758 during fiscal 2004. The increase of $712,317 was due to increases in our number of units in service combined with our increase in billing rates.

Net loss from continuing operations for technical services were $15,738,342 during fiscal 2005, up from $7,204,529 during fiscal 2004, an increase of $8,533,813. Net loss from continuing operations was up in fiscal year 2005 due to an increase in other expense of $2,049,765 and an increase in operating expenses of $6,067,414.

Discontinued Operations:

Revenues

	For the Years Ended September 30,
	2005	2004
Revenues:
Product sales	$846,141	$2,265,567
Industrial automation systems	364,190	801,270

Total revenues	$1,210,331	$3,066,837

Product Sales. Our product sales were realized from sales of water-based stains, sealers and coatings by our former subsidiary OKON, Inc., through which we previously conducted our paint business segment. These sales produced revenues of $846,141 in fiscal 2005. This compares to revenues from this segment of $2,265,567 for the 2004 fiscal year, a decrease of 63%. On March 8, 2005, we sold our entire interest in OKON, Inc.

REN Testing Corporation provided service revenues in the amount of $364,190 during fiscal 2005 and $801,270 during fiscal 2004, a decrease of $437,080. These revenues were derived from contracts for the manufacture of complex microprocessor controlled industrial automation systems. The decrease in revenues was due to decreases in work orders for new equipment as well as in work completed under test stand servicing arrangements. REN reduced its operating costs during fiscal 2005. Effective August 1, 2005, the Company sold its 56% ownership interest in REN.

Cost of Sales

	For the Years Ended September 30,
	2005	2004
Cost of sales:
Product costs	$440,467	$1,166,816
Industrial automation systems	278,402	594,541

Total cost of sales	$718,869	$1,761,357

Our cost of sales for discontinued operations includes costs for our OKON products, and industrial automation system services. During the year ended September 30, 2005, the combined cost of sales was $718,869 compared to $1,761,357 during the year ended September 30, 2004. The decrease for the current fiscal year resulted from a decrease in cost of sales experienced by each of these former segments.

Costs of sales for product sales are the cost of sales of our former paint business segment for sales of stains, sealers and coatings. During fiscal 2005, our costs of sales for the paint segment decreased by $726,349, or 62%, to $440,467, as compared to fiscal 2004.

Costs of sales for the industrial automation systems segment were $278,402 during fiscal 2005 as compared to $594,541 during fiscal 2004. The decrease in costs of $316,139 during fiscal 2005 was directly related to fewer orders for new equipment, and our inability to bill for service contracts until the services are completed.

Gross Profit

	For the Years Ended September 30,
	2005	2004
Gross Profit:
Product sales	$405,674	$1,098,751
Industrial automation systems	85,788	206,729

Total gross profit	$491,462	$1,305,480

Gross profit for product sales is the gross profit of our former paint business segment for sales of stains, sealers and coatings. During fiscal 2005, our gross profit for the paint segment decreased by $693,077, or 63%, to $405,674, as compared to fiscal 2004.

Gross profit for the industrial automation systems segment were $85,788 during fiscal 2005 as compared to $206,729 during fiscal 2004. The decrease in gross profit of $120,941 during fiscal 2005 was directly related to the 55% decrease in revenues from this segment as compared to fiscal 2004. The decrease in revenue occurred because we did not obtain as many contracts as before for manufacture of systems.

Operating Expenses

	For the Years Ended September 30,
	2005	2004
Operating expenses:
General and administrative	$879,411	$1,709,834
Depreciation and amortization	16,141	95,318
Research and development	10,897	23,123

Total operating expenses	$906,449	$1,828,275

Operating expenses consist of general and administrative expense, depreciation and amortization and research and development. Our operating expenses have historically been grouped into several categories of major expenses.

General and Administrative Expenses. General and administrative expenses were $879,411 during fiscal 2005, down $830,423 from fiscal 2004 when these expenses were $1,709,834. Salaries and benefits expenses decreased $507,400, or 53% during the year ended September 30, 2005 due to the sale of OKON in March 2005 and REN in August 2005. Commissions expense decreased by $109,510, or 72% during the year ended September 30, 2005. This was caused by the decrease in the number of systems manufactured and sold by our former industrial automation systems subsidiary and the sale of both subsidiaries during fiscal 2005. Travel and entertainment decreased by $52,402, or 63% during the year ended September 30, 2005. This was the result of reductions in travel at both subsidiaries as well as the sale of both subsidiaries during fiscal 2005. Many other general and administrative expenses experienced increases and decreases during the year ended September 30, 2005, none of which were individually significant.

Depreciation and Amortization. Depreciation and amortization expenses during fiscal 2005 and 2004 were $29,797 and $129,858. Of these amounts, $13,656 and $34,540 were included in costs of sales.

Research and Development. Research and development expenses were $10,897 during fiscal 2005. These expenses were all from our former paint segment. This expense decreased by $12,226 from fiscal 2004, when these expenses were $23,123. The expense for 2004 included $17,187 from our former paint segment and $5,936 from our former industrial automation systems segment.

Total Operating Expenses. Total operating expenses during fiscal 2005 were $906,449, as compared to $1,828,275 during fiscal 2004, a decrease of $921,826. The decrease is a result of a reduction in general and administrative expenses of $830,423, a decrease in depreciation and amortization charges included in operating expenses of $79,177, and a decrease in research and development expenses of $12,226.

Loss From Operations

	For the Years Ended September 30,
	2005	2004
Loss from operations:
Product sales	$(164,717)	$(95,560)
Industrial automation systems	(250,270)	(427,235)

Total loss from operations	$(414,987)	$(522,795)

Loss from operations for product sales is the loss from operations of our former paint business segment for sales of stains, sealers and coatings. During fiscal 2005, our loss from operations for the paint segment increased by $69,157, or 72%, to $164,717, as compared to fiscal 2004. The decrease in loss from operations was due to a decrease of $693,077 in gross profit partially offset by a decrease in operating expenses of $623,920.

Loss from operations for the industrial automation systems segment were $250,270 during fiscal 2005 as compared to $427,235 during fiscal 2004. The decrease in loss from operations of $176,965 during fiscal 2005 was directly related to the decrease of 55% in revenues from this segment as compared to fiscal 2004. The decrease in revenue occurred because we did not obtain as many contracts as before for the manufacture of systems.

Other Income (Expense)

	For the Years Ended September 30,
	2005	2004
Other income (expense):
Loss on investments	$—	$(57,867)
Interest expense	(31,138)	(52,916)
Loss on disposal of fixed assets	—	(238,826)

Total other income (expense)	$(31,138)	$(349,609)

Other Income (Expenses). Other income (expenses) includes impairment of investments, interest expense and loss on disposal of fixed assets.

Loss on Investments. During fiscal year 2005, we recognized no loss on investments, compared to $57,867 in fiscal 2004 related to our write-off of a non-compete agreement at REN.

Interest Expense. Interest expense during fiscal 2005 was $31,138, down from $52,916 during fiscal 2004. The decrease in interest expense for the year ended September 30, 2005 is due to interest accrued on an insurance loan in the former industrial automation segment in fiscal year 2004 that did not exist in fiscal year 2005.

Loss on Disposal of Fixed Assets. During fiscal 2005 we had no loss on disposal of fixed assets as compared to a loss on disposal of fixed assets during fiscal 2004 of $238,826. $224,826, or 94% of the disposals in fiscal 2004 related to the impairment of the Case machine owned by REN. We impaired the value of the Case machine, as management concluded that REN did not have the resources to proceed with its plan to provide testing services to customers using the machine. The remaining value of the Case machine was reclassed to component inventory during the fourth quarter of fiscal 2004. The remaining disposals represent the disposal of out-dated office furniture and equipment, computer equipment and vehicles.

Total Other Expenses. Total other expenses decreased to $31,138 during fiscal 2005 from total other expenses of $349,609 during fiscal 2004. The decrease of $318,471 resulted from an impairment of investments during fiscal 2004 of $57,867; a decrease in interest expense of $21,778; and a decrease in loss on disposal of fixed assets of $238,826.

Minority Interest in Subsidiary’s Net Loss

	For the Years Ended September 30,
	2005	2004
Minority interest in subsidiary’s net loss	$—	$154,269

Minority Interest in Subsidiary’s Net Loss. The minority interest in subsidiary’s net loss of $0 during fiscal 2005, as compared to $154,269 during fiscal 2004, resulted from the continued operating loss of REN. Minority interests in the net loss of a subsidiary are reflected as an addition to consolidated net loss, reduced by the excess of any losses applicable to the minority interest in a subsidiary that exceed the minority interest in the equity capital of the subsidiary. The Company accounts for the excess loss in accordance with Accounting Research Bulletin No. 51, “Consolidated Financial Statements” as the minority interest shareholders have no obligation to fund such losses. As of September 30, 2005, the Company had a cumulative minority interest excess loss of $255,527, including $120,608 in the year ended September 30, 2005 and $134,919 for the year ended September 30, 2004, which was charged against the majority interest on the Consolidated Statement of Operations, reducing the total minority interest to $0 and $154,269 for the years ended September 30, 2005 and 2004.

Net Loss and Gain on Sale of Discontinued Operations

	For the Years Ended September 30,
	2005	2004
Discontinued operations:
Net loss from product sales	$(164,821)	$(109,832)
Net loss from industrial automation systems	(281,304)	(608,303)
Gain on sale of discontinued operations, net of tax	456,501	—

	$10,376	$(718,135)

For fiscal 2005, we experienced a net gain from discontinued operations of $10,376, or $.001 per share, compared to a net loss from discontinued operations of $718,135, or $.008 per share, during fiscal 2004.

Net loss from discontinued operations for product sales is the net loss from discontinued operations of our paint business for sales of stains, sealers and coatings. During fiscal 2005, our net loss from discontinued operations for the paint business was $164,821, as compared to fiscal 2004 when we experienced a net loss from discontinued operations of $109,832. In addition, in fiscal 2005, after the sale of OKON, Inc., we accrued $75,000 for potential product liability claims that would be owed to Zinsser, the buyer of OKON, Inc., for product liability claims that occurred prior to the sale date but were not quantified until after the sale date. The $75,000 is included in net loss from product sales for the year ended September 30, 2005.

Net loss from discontinued operations for the industrial automation systems segment was $281,304 during fiscal 2005 as compared to $608,303 during fiscal 2004. The decrease in net loss from discontinued operations of $326,999 during fiscal 2005 were the result of decreases in gross profit of $120,941, partially offset by a decrease in operating expenses of $297,906, which were due to certain cost cutting measures at REN as a result of their lack of new contracts.

Gain on sale of discontinued operations is the gain on the sale of OKON, Inc. on March 8, 2005 partially offset by a loss on the sale of our 56% ownership in REN on August 1, 2005, net of tax of $6,172.

The gain on the sale of OKON was calculated as follows:

Sales Price	$2,000,000
Less transaction costs	$(135,000)
Other transaction costs, noncash
Extension of employee options	$(73,919)
20,000 options issued to employees	$(20,503)

Net sales price less transaction costs	$1,770,578

Book value of Rentech’s ownership in OKON, Inc.	$1,071,334

Rentech’s gain on sale of OKON, Inc.	$699,244

The loss on the sale of REN was calculated as follows:

Sales Price	$1,175,000
Less transaction costs	$(6,304)

Net sales price to Rentech, Inc., after transaction costs	$1,168,696

Consisting of:
Earn-Out receivable	$1,175,000
Legal fees	$(6,304)

Net sales price to Rentech, Inc., after transaction costs	$1,168,696

Less reserve on Earn-Out	$(1,000,000)

Net sales price after transaction costs and reserve	$168,696

Book value of Rentech’s ownership in REN.	$405,267

Rentech’s loss on sale of REN.	$(236,571)

Net Loss Applicable to Common Stockholders

	For the Years Ended September 30,
	2005	2004
Net loss	$(14,358,897)	$(7,210,693)

Deemed dividend on preferred stock	(9,000,000)	—
Cash dividends paid on preferred stock	(341,475)	—

Net loss applicable to common stockholders	$(23,700,372)	$(7,210,693)

For fiscal 2005, we experienced a net loss applicable to common stockholders of $23,700,372, or $0.26 per share compared to a net loss applicable to common stockholders of $7,210,693, or $0.08 per share during fiscal 2004. Included in net loss applicable to common stockholders for fiscal 2005 was $9,341,475 of dividends on Series A Preferred Stock, which is comprised of a $9,000,000 deemed dividend related to a beneficial conversion feature and warrants and $341,475 of cash dividends paid on the Series A Preferred Stock.

FISCAL YEAR 2004 COMPARED TO FISCAL YEAR 2003

Continuing Operations:

Revenues

	For the Years Ended September 30,
	2004	2003
Revenues:
Oil and gas field services	$4,721,788	$3,580,448
Technical services	867,279	701,658
Rental income	117,213	113,905

Total service revenues	5,706,280	4,396,011
Royalty income	—	100,000

Total revenues	$5,706,280	$4,496,011

Revenues. We had revenues from service revenues and royalty income of $5,706,280 in fiscal 2004 and $4,496,011 in fiscal 2003, an increase of 27%.

Service Revenues. Service revenues are provided by two of our business segments. The segments are the oil and gas field services segment, and the Rentech Process technical services portion of the alternative fuels segment. The Rentech Process technical services are provided through the scientists and technicians who staff our development and testing laboratory. In addition, the alternative fuels segment includes rental income from leases to others of portions of the development and testing laboratory building.

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

Our alternative fuels segment provided service revenues, including revenue earned for technical services provided to certain customers with regard to the Rentech Process. These technical services were performed at our development and testing laboratory. Our service revenues for these technical services were $867,279 during fiscal 2004 as compared to $701,658 during fiscal 2003. Compared to the prior year, our service revenues from these technical services increased by $165,621 or 24%, during fiscal 2004. During the year ended September 30, 2004, we recognized revenue of $439,253, or 51% of total technical services revenue, from our technical services agreement with RCN. which began in fiscal 2004. In addition, we recognized revenue of $192,720, or 22% of total technical services revenue, from our contract with the Wyoming Business Council, which began in fiscal 2004. This increase in technical services revenue was partially offset by a decrease in the work for Texaco during the year ended September 30, 2004 as our services to it under our 1999 technical services contract with Texaco ceased upon the modification in March 2003 of our license agreement with it.

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

Cost of Sales

	For the Years Ended September 30,
	2004	2003
Cost of sales:
Oil and gas field services	$3,356,371	$2,624,377
Technical services	679,408	315,645

Total cost of sales	$4,035,779	$2,940,022

Costs of Sales. Our costs of sales include costs for our oil and gas field services and technical services. During fiscal 2004, the combined costs of sales were $4,035,779 compared to $2,940,022 during fiscal 2003. The increase for fiscal 2004 resulted from an increase in costs of sales for the alternative fuels segment and the oil and gas field services segment.

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

Costs of sales for technical services were $679,408 during fiscal 2004, up from $315,645 during fiscal 2003, an increase of $363,763. Costs incurred under the technical services agreement with RCN resulted in a $369,666 increase in this item during the year ended September 30, 2004. This increase was partially reduced by a decrease in work for Texaco and other customers during the year ended September 30, 2004 as compared to the year ended September 30, 2003.

Gross Profit

	For the Years Ended September 30,
	2004	2003
Gross Profit:
Oil and gas field services	$1,365,417	$956,071
Technical services	187,871	386,013
Rental income	117,213	113,905

Total service gross profit	1,670,501	1,455,989
Royalty income	—	100,000

Total gross profit	$1,670,501	$1,555,989

Our gross profit for fiscal 2004 was $1,670,501, as compared to $1,555,989 for fiscal 2003. The increase of $114,512, or 7% resulted from a combination of the contributions from each of our operating segments. The gross profit contribution of our oil and gas field services segment increased, which was partially offset by a decrease from technical services during fiscal 2004 as compared to fiscal 2003. Gross profit was further decreased by a reduction in contribution during fiscal 2004 from royalty income.

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

Operating Expenses

	For the Years Ended September 30,
	2004	2003
Operating expenses:
General and administrative	$5,268,791	$5,824,773
Depreciation and amortization	446,667	740,409
Research and development	749,230	747,081

Total operating expenses	$6,464,688	$7,312,263

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

General and Administrative Expenses. General and administrative expenses were $5,268,791 during fiscal 2004, down $555,982 from fiscal 2003 when these expenses were $5,824,773. Legal expenses decreased $44,593, or 13% during the year ended September 30, 2004 due to hiring of in-house legal counsel starting June 2004. Bad debt expense decreased by $499,881, or 80% during the year ended September 30, 2004 due to fully reserving against the $580,657 note receivable from related party in fiscal 2003. Contract salaries and consulting expenses decreased by $220,329, or 38% during the year ended September 30, 2004. This was the result of reductions in contract labor in our technical services and product sales segments. Many other general and administrative expenses experienced increases and decreases during the year ended September 30, 2004, none of which were individually significant.

Depreciation and Amortization. Depreciation and amortization expenses during fiscal 2004 and 2003 were $618,645 and $896,612. Of these amounts, $171,978 and $156,203 were included in costs of sales. Amortization of capitalized software costs decreased by $283,930 during the year ended September 30, 2004 as compared to the year ended September 30, 2003. This was due to a write-off of capital and software costs in September 2003. This decrease was partially offset by an increase in depreciation expense attributable to new vehicles and logging equipment acquired in our oil and gas field services segment during the year ended September 30, 2004.

Research and Development. Research and development expenses were $749,230 during fiscal 2004. These expenses were all from our alternative fuels segment. This expense increased by $2,149 from fiscal 2003, when these expenses were $747,081. Due to an increase in billable technical services work performed at the development and testing laboratory for customers, including time spent working on feasibility studies for others, we reduced our own research and development work on the Rentech Process. We performed extensive work in the areas of product upgrading and wax catalyst filtration, and completed our plan for further catalyst development.

Total Operating Expenses. Total operating expenses during fiscal 2004 were $6,464,688, as compared to $7,312,263 during fiscal 2003, a decrease of $847,575. The decrease is a result of a reduction in general and administrative expenses of $555,982, a decrease in depreciation and amortization charges included in operating expenses of $293,742, and an increase in research and development expenses of $2,149.

Loss from Operations

	For the Years Ended September 30,
	2004	2003
Loss from operations:
Oil and gas field services	$606,842	$216,548
Technical services	(5,518,242)	(6,186,727)
Rental income	117,213	113,905

Total service loss from operations	(4,794,187)	(5,856,274)
Royalty income	—	100,000

Total loss from operations	$(4,794,187)	$(5,756,274)

Loss from operations during fiscal 2004 decreased by $962,087 to a loss of $4,794,187. This compares to a loss of $5,756,274 during fiscal 2003. The decreased loss resulted from a decrease in total operating expenses of $847,575 during fiscal 2004 in addition to an increase in gross profit of $114,512.

Income from operations for oil and gas field services increased to $606,842 during fiscal 2004, up from $216,548 during fiscal 2003. The increase of $390,294 was due to increases in our number of units in service combined with our increase in billing rates.

Loss from operations for technical services were $5,518,242 during fiscal 2004, down from $6,186,727 during fiscal 2003, a decrease of $668,485. Loss from operations was down in fiscal year 2004 as we were able to reduce our operating expenses by $860,508.

Other Income (Expense)

	For the Years Ended September 30,
	2004	2003
Other income (expense):
Loss on investments	$(588,500)	$(1,926,429)
Equity in loss of investee	(252,415)	(205,890)
Interest income	14,842	23,299
Interest expense	(858,731)	(943,422)
Gain/(Loss) on disposal of fixed assets	(13,567)	(3,604)

Total other income (expense)	$(1,698,371)	$(3,056,046)

Other Income (Expenses). Other income (expenses) includes impairment of investments, equity in loss of investee, interest income, interest expense and gain on disposal of fixed assets.

Loss on Investments. During fiscal year 2004, we recognized $588,500 as loss on investments, compared to $1,926,429 in fiscal 2003. The majority of the decrease in loss on investments related to our 2.28% ownership in the common stock of Global Solar Energy, Inc. and our 5.76% ownership in the common stock of Infinite Power Solutions, Inc. During the fourth quarter of fiscal 2003, we exchanged our 10% ownership in INICA for a 2.28% ownership in the common stock of Global Solar Energy, Inc. and a 5.76% ownership in the common stock of Infinite Power Solutions, Inc. We assessed the value of our minority ownership interests in Global Solar Energy and Infinite Power Solutions based upon currently available information. As a result of that assessment, we recorded an impairment of investment of $1,879,107. During the fourth quarter of fiscal 2004, we assessed the value of our minority ownership interests in Global Solar Energy and Infinite Power Solutions based upon currently available information. As a result of that assessment, we recorded an impairment of investment of $588,500 in fiscal year 2004. At September 30, 2004, our investment in the two advanced technology companies is recorded at the estimated net realizable value of $611,500. The assessment that we performed is based upon estimates. The actual value that we realize from these investments may be more or less than $611,500. We will recognize gains on these investments, if any, when realized.

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

Interest Income. Interest income during fiscal 2004 was $14,842, decreased from $23,299 during fiscal 2003. The decreased interest income was due to having fewer funds invested in interest-bearing cash accounts.

Interest Expense. Interest expense during fiscal 2004 was $858,731, decreased from $943,422 during fiscal 2003. The net decrease of $84,691 represents a reduction of $84,691 from the recognition of non-cash interest expenses related to convertible promissory notes issued in order to obtain working capital. That was partially offset by increases related to financing of annual insurance premiums, interest on lines of credit and vehicles acquired.

Gain (Loss) on Disposal of Fixed Assets. During fiscal 2004 we had a loss on disposal of fixed assets of $13,567 as compared to a loss on disposal of fixed assets during fiscal 2003 of $3,604. The disposals represent the disposal of out-dated office furniture and equipment, computer equipment and vehicles.

Total Other Expenses. Total other expenses decreased to $1,698,371 during fiscal 2004 from total other expenses of $3,056,046 during fiscal 2003. The decrease of $1,357,675 resulted from a $588,500 impairment of investments during fiscal 2004, as compared to $1,926,429 during fiscal 2003; an increase in equity in loss of investee of $46,525; a decrease in interest income of $8,457; a decrease in interest expense of $84,691; and an increase in loss on disposal of fixed assets of $9,963.

Net Loss from Continuing Operations

	For the Years Ended September 30,
	2004	2003
Net loss from continuing operations:
Oil and gas field services	$594,758	$213,900
Technical services	(7,204,529)	(9,240,125)
Rental services	117,213	113,905

Total service net loss	(6,492,558)	(8,912,320)
Royalty income	—	100,000

Net loss from continuing operations	$(6,492,558)	$(8,812,320)

The net loss from continuing operations was $6,492,558 or $0.076 per share during fiscal 2004 and $8,812,320 or $0.119 per share during fiscal 2003. The decrease of $2,319,762 resulted from a decrease in loss from operations of $962,087, and a decrease in total other expenses of $1,357,675.

Net income from continuing operations for oil and gas field services increased to $594,758 during fiscal 2004, up from $213,900 during fiscal 2003. The increase of $380,858 was due to increases in our number of units in service combined with our increase in billing rates.

Net loss from continuing operations for technical services were $7,204,529 during fiscal 2004, down from $9,240,125 during fiscal 2003, a decrease of $2,035,596. Net loss from continuing operations for technical services was down in fiscal year 2004 due to a decrease in other expense of $1,367,111 and a decrease in operating expenses of $860,508.

Discontinued Operations

Revenues

	For the Years Ended September 30,
	2004	2003
Revenues:
Product sales	$2,265,567	$2,161,138
Industrial automation systems	801,270	1,819,852

Total revenues	$3,066,837	$3,980,990

Product Sales. Our product sales were realized from sales of water-based stains, sealers and coatings by our former subsidiary OKON, Inc., through which we conducted this paint business segment. These sales produced revenues of $2,265,567 in fiscal 2004. This compares to revenues from this segment of $2,161,138 for the 2003 fiscal year, an increase of 5%. The increase in paint revenue reflects the success of our continued marketing efforts in our primary distribution markets that we have been expanding over the past year.

REN Testing Corporation provided service revenues in the amount of $801,270 during fiscal 2004 and $1,819,852 during fiscal 2003. These revenues were derived from contracts for the manufacture of complex microprocessor controlled industrial automation systems. We believe the $1,018,582 decrease in its revenue during fiscal 2004 occurred because REN did not obtain as many contracts as before for manufacture of systems due to curtailed capital spending in the fluid power industry, one of REN’s key markets. Recognition of revenue was decreased because fewer systems were manufactured in the current year. REN has reduced its operating costs during the last fiscal year in efforts to develop and maintain a positive cash flow.

Cost of Sales

	For the Years Ended September 30,
	2004	2003
Cost of sales:
Product costs	$1,166,816	$1,036,919
Industrial automation systems	594,541	1,230,713

Total cost of sales	$1,761,357	$2,267,632

Costs of sales for product sales are the cost of sales of our former paint business segment for sales of stains, sealers and coatings. During fiscal 2004, our costs of sales for the paint segment increased by $129,897, or 13%, to $1,166,816, as compared to fiscal 2003. The increase in costs was due to an increase in raw materials used in the manufacturing process resulting from increased product sales. The increase in paint revenue reflects the success of our continued marketing efforts in our primary distribution markets that we have been expanding over the past year.

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

Gross Profit

	For the Years Ended September 30,
	2004	2003
Gross Profit:
Product sales	$1,098,751	$1,124,219
Industrial automation systems	206,729	589,139

Total gross profit	$1,305,480	$1,713,358

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

Operating Expenses

	For the Years Ended September 30,
	2004	2003
Operating expenses:
General and administrative	$1,709,834	$2,097,769
Depreciation and amortization	95,318	113,542
Research and development	23,123	38,776

Total operating expenses	$1,828,275	$2,250,087

Operating expenses consist of general and administrative expense, depreciation and amortization and research and development. Our operating expenses have historically been grouped into several categories of major expenses.

General and Administrative Expenses. General and administrative expenses were $1,709,834 during fiscal 2004, down $387,935 from fiscal 2003 when these expenses were $2,097,769. Commissions expenses decreased by $74,685, or 33%

during the year ended September 30, 2004. This was caused by the decrease in the number of systems manufactured and sold by our industrial automation systems subsidiary. Contract salaries and consulting expenses decreased by $35,670, or 61% during the year ended September 30, 2004. This was the result of reductions in contract labor in our technical services and product sales segments. Salary and benefit expenses decreased by $74,948, or 7% during the year ended September 30, 2004. This was the result of reductions in our work force in our industrial automation systems subsidiary. Travel and entertainment expenses decreased by $67,483, or 45% during the year ended September 30, 2004. This was the result of reductions in such costs in both our paint segment and industrial automation systems segment. Many other general and administrative expenses experienced increases and decreases during the year ended September 30, 2004, none of which were individually significant.

Depreciation and Amortization. Depreciation and amortization expenses during fiscal 2004 and 2003 were $129,858 and $147,908. Of these amounts, $34,540 and $34,366 were included in costs of sales.

Research and Development. Research and development expenses were $23,123 during fiscal 2004. These expenses consisted of $17,187 for our paint segment and $5,936 for our industrial automation segment. This expense decreased by $15,653 from fiscal 2003, when these expenses were $38,776. The expense for 2003 included $23,517 for our paint segment and $15,259 for our industrial automation systems segment.

Total Operating Expenses. Total operating expenses during fiscal 2004 were $1,828,275 compared to $2,250,087 during fiscal 2003, a decrease of $421,812. The decrease is a result of a reduction in general and administrative expenses of $387,935, a decrease in depreciation and amortization charges included in operating expenses of $18,224, and a decrease in research and development expenses of $15,653.

Loss From Operations

	For the Years Ended September 30,
	2004	2003
Loss from operations:
Product sales	$(95,560)	$(218,967)
Industrial automation systems	(427,235)	(317,762)

Total loss from operations	$(522,795)	$(536,729)

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

Other Income (Expense)

	For the Years Ended September 30,
	2004	2003
Other income (expense):
Loss on investments	$(57,867)	$(275,253)
Interest income	—	39
Interest expense	(52,916)	(56,070)
Loss on disposal of fixed assets	(238,826)	2,486

Total other income (expense)	$(349,609)	$(328,798)

Other Income (Expenses). Other income (expenses) includes impairment of investments, interest income, interest expense and gain on disposal of fixed assets.

Loss on Investments. During fiscal year 2004, we recognized $57,867 as loss on investments, compared to $275,253 in fiscal 2003.

Interest Expense. Interest expense during fiscal 2004 was $52,916, decreased from $56,070 during fiscal 2003. The net decrease of $3,154 represents a reduction of interest expense related to financing of annual insurance premiums and vehicles acquired.

Gain (Loss) on Disposal of Fixed Assets. During fiscal 2004 we had a loss on disposal of fixed assets of $238,826 as compared to a gain on disposal of fixed assets during fiscal 2003 of $2,486. $224,826, or 89% of the disposals in fiscal 2004 related to the impairment of the Case machine owned by REN. We impaired the value of the Case machine, as management concluded that REN did not have the resources to proceed with its plan to provide testing services to customers using the machine. The remaining value of the Case machine was reclassed to component inventory during the fourth quarter of fiscal 2004. The remaining disposals represent the disposal of out-dated office furniture and equipment, computer equipment and vehicles.

Total Other Expenses. Total other expenses increased to $349,609 during fiscal 2004 from total other expenses of $328,798 during fiscal 2003. The increase of $20,811 resulted from a $57,867 impairment of investments during fiscal 2004, as compared to $275,253 during fiscal 2003; a decrease in interest income of $39; a decrease in interest expense of $3,154; and an increase in loss on disposal of fixed assets of $241,312.

Minority Interest in Subsidiary’s Net Loss

	For the Years Ended September 30,
	2004	2003
Minority interest in subsidiary’s net (income)/loss	$154,269	$142,441

Minority Interest in Subsidiary’s Net Loss. The minority interest in subsidiary’s net loss of $154,269 during fiscal 2004, as compared to $142,441 during fiscal 2003, resulted from the acquisition of 56% of REN on August 1, 2001. REN has incurred net losses in operations since the acquisition of our interest. As of September 30, 2004, we had a minority interest excess loss of $134,919. It was charged against the majority interest in the Consolidated Statement of Operations, reducing the total minority interest expenses from $289,188 to $154,269.

Net Loss from Discontinued Operations

	For the Years Ended September 30,
	2004	2003
Net loss from discontinued operations:
Product sales	$(109,832)	$(219,085)
Industrial automation systems	(608,303)	(504,000)

Net loss from discontinued operations	$(718,135)	$(723,085)

Net loss from discontinued operations for product sales is the net loss of our former paint business segment for sales of stains, sealers and coatings. During fiscal 2004, our net loss applicable to common stock for the paint segment decreased by $109,253, or 50%, to $109,832, as compared to fiscal 2003. The decrease in net loss from discontinued operations was due to a decrease of $123,407 in loss from operations, partially offset by a decrease in gross profit of $25,468.

Net loss from discontinued operations for the industrial automation systems segment was $608,303 during fiscal 2004 as compared to $504,000 during fiscal 2003. The increase in net loss from discontinued operations of $104,303 during fiscal 2004 was primarily related to the $134,919 minority interest excess loss that was charged to the majority interest.

Net Loss Applicable to Common Stockholders

	For the Years Ended September 30,
	2004	2003
Net loss applicable to Common stockholders	$(7,210,693)	$(9,535,405)

For fiscal 2004, we experienced a net loss applicable to common stockholders of $7,210,693, or $0.084 per share compared to a net loss applicable to common stockholders of $9,535,405, or $0.129 per share during fiscal 2003.

ANALYSIS OF CASH FLOWS

The following table summarizes our Consolidated Statements of Cash Flows:

	For the Years Ended September 30,
	2005	2004
Net Cash (Used in) Provided by:
Operating activities	$(4,297,136)	$(4,385,825)
Investing activities	(532,774)	(575,351)
Financing activities	29,295,206	4,900,830

Cash Flows From Operating Activities

Net Loss. Operating activities produced net losses of $14,358,897 during fiscal 2005, as compared to $7,210,693 during fiscal 2004. The cash flows used in operations during these periods resulted from the following operating activities.

Depreciation. Depreciation is a non-cash expense. This expense decreased during fiscal 2005 by $14,644, as compared to fiscal 2004. The decrease was attributable to equipment disposed of and not depreciating assets classified as discontinued operations in fiscal 2005.

Amortization. Amortization is also a non-cash expense. This expense decreased during fiscal 2005 by $65,093, as compared to fiscal 2004. The decrease is attributable to certain capitalized software, which became fully depreciated during fiscal 2004 and a non-compete agreement, which was written off in fiscal 2004.

Accrued Interest Expense. During fiscal 2005, we accrued interest expense of $147,690 on certain short-term notes and convertible notes payable.

Non-Cash Interest Expense. Total non-cash interest expense recognized during the fiscal year ended September 30, 2005 was $2,386,749, compared to $432,415 during the fiscal year ended September 30, 2004. Of the non-cash interest expense recognized in the fiscal year ended September 30, 2005, $1,861,769, or 78%, was due to the amortization of debt issuance costs related to a line of credit and bridge loans entered into during the last quarter of fiscal year 2004 and the first quarter of fiscal year 2005 that were used to provide working capital and fund acquisition costs related to the planned purchase of RCN.

Write-off of Acquisition Costs, Debt Issue Costs and Offering Costs. We wrote-off $1,807,057 of abandoned acquisition costs, $901,846 of abandoned debt issue costs and $184,234 of abandoned offering costs in fiscal 2005 related to the planned acquisition of RCN.

Salaries Expense Paid Through Debt. During fiscal 2004, we issued unsecured convertible promissory notes totaling $357,878 in lieu of cash to certain officers of the Company in payment of their salaries. No such notes were issued in fiscal 2005.

Impairment of Investments. During fiscal 2005, we wrote down our investment in advanced technology companies by $206,500.

Net gain on sale of subsidiaries. During fiscal 2005, we sold two subsidiaries, OKON, Inc, which was wholly-owned, and REN, of which we owned 56%. We recorded a gain of $699,244 on the sale of OKON, and a $236,571 loss on the sale of our 56% ownership in REN Testing Corporation.

Loss on Disposal of Fixed Assets. During fiscal 2005, we recorded a gain on the disposal of fixed assets of $1,207.

Equity in Loss of Investee. During fiscal 2005, we recognized $735,815 in equity in loss of investee, as compared to $252,415 during fiscal 2004. In fiscal 2005, $171,202 represents our 50% share of the loss incurred by our joint venture in Sand Creek Energy LLC, as compared to $181,890 in fiscal 2004. The LLC is maintaining the mothballed Sand Creek methanol plant. In October 2005, we purchased the remaining 50% of the Sand Creek methanol plant for $1,400,000. The decrease during fiscal 2005 is due to a decrease in insurance and other maintenance costs of the facility. In fiscal 2005, we recognized $564,613 in equity in loss of investee from our 50% share of the loss in our joint venture FT Solutions, LLC, compared to $70,525 in fiscal 2004. FT Solutions, LLC was formed in the fourth quarter of fiscal 2004. This loss represents our share of research and development expenses incurred by FT Solutions, LLC.

Common Stock Issued for Services. During fiscal 2005, we issued $9,759 in common stock in lieu of cash to the outside directors of the Company for their services.

Stock Options and Warrants Issued for Services and Aborted Offering Costs. During fiscal 2005, we issued 110,000 options to a consultant. These options were valued using the Black-Scholes option-pricing model, which resulted in consulting expense of $135,625. In addition, the Company issued 540,000 warrants as a breakup fee to subscribers whose subscriptions for the purchase of preferred stock were not accepted by the Company. These warrants were valued using the Black-Scholes option-pricing model, which resulted in aborted offering expense of $375,517. Also in fiscal 2005, the Company issued 60,000 warrants to purchase shares of the Company’s common stock to a financial public relations company who signed a consulting agreement with the Company. The warrants were valued using the Black-Scholes option-pricing model, which resulted in consulting expense of $30,299. During fiscal 2005, the Company issued a warrant to Management Resource Center, Inc. which was subsequently assigned to East Cliff Advisors, LLC, an entity controlled by D. Hunt Ramsbottom, the Company’s President, pursuant to the terms of the warrant providing Mr. Ramsbottom with the right of assignment. On September 2, 2005, 10%, or 350,000, of the warrants vested. The Company recognized $332,500 of compensation expense under APB Opinion 25.

Changes in Operating Assets and Liabilities. The changes in operating assets and liabilities, net of business combination, result from the following factors.

Accounts Receivable. Accounts receivable increased by $100,811 during fiscal 2005, as compared to fiscal 2004. The increase in accounts receivable was due to increases in sales by the oil and gas field services segment of 40%.

Costs and Estimated Earnings in Excess of Billings. Costs and estimated earnings in excess of billings decreased $176,928 during fiscal 2005 as a result of contracts within the former industrial automation systems and technical services segments which are accounted for under the percentage of completion method of accounting.

Other Receivables and Receivable from Related Party. Other receivables and receivable from related party increased during fiscal 2005 by $106,583 due to timing of payments on other receivables and the earn-out receivables due related to the sale of OKON, Inc. and REN.

Prepaid Expenses and Other Current Assets. Prepaid expenses and other current assets decreased during fiscal 2004 by $586,398. The decrease reflects the timing of payment on certain annual insurance premiums, net of the amortization of such premiums.

Accounts Payable. Accounts payable increased by $206,076 during fiscal 2005. This decrease resulted from the timing of receiving and paying trade payables.

Billings in Excess of Costs and Estimated Earnings. Billings in excess of costs and estimated earnings decreased $22,815 during fiscal 2005 as a result of contracts within the former industrial automation systems and technical services segments which are accounted for under the percentage of completion method of accounting.

Accrued Liabilities, Accrued Payroll and Other. Accrued liabilities, accrued payroll and other increased $363,132 during fiscal 2005 as a result of the timing of payment of certain payroll related accruals.

Accrued Retirement Payable. Accrued retirement payable in fiscal 2005 of $1,561,822 resulted from retirement packages received by the CEO and COO during fiscal 2005.

Net Cash Used in Operating Activities. The total net cash used in operations increased to $4,297,136 during fiscal 2005, as compared to $4,385,825 during fiscal 2004.

Cash Flows From Investing Activities

Purchase of Property and Equipment. During fiscal 2005, we purchased $420,674 of property and equipment, which included $214,805 paid in cash and $205,869 purchased with a note payable. Of the property and equipment purchased with cash, 85% was attributable to computer equipment and logging equipment purchased for our oil and gas field services segment, while the remaining 15% was attributable to office furniture and equipment.

Proceeds from Disposal of Fixed Assets. We received proceeds from the disposal of fixed assets during fiscal 2005 of $8,219.

Cash Used in Purchase of Investments. We used $170,834 to fund our 50% share of expenses of Sand Creek Energy, LLC during fiscal 2005. We used $635,139 to fund our 50% share of expenses of FT Solutions LLC during fiscal 2005.

Proceeds from Sale of Subsidiaries. We received $1,700,000 in cash from the sale of OKON, Inc. In addition, $55,453 of cash was retained by the buyer of our 56% interest in REN.

Payments of Acquisition Costs. We paid $1,150,101 in deferred acquisition costs related to the planned acquisition of RCN. These amounts were subsequently written off in fiscal 2005.

Deposits and Other Assets. During fiscal 2005, cash used for deposits and other assets increased $14,661.

Net Cash Used in Investing Activities. The total net cash used in investing activities decreased to $532,774 during fiscal 2005 as compared to $575,351 during fiscal 2004. The increase was primarily a result of the $1,150,101 of acquisition costs paid during fiscal 2005, and the $805,973 paid in the purchase of investments, partially offset by the $1,700,000 in cash we received for the sale of OKON, Inc. in March of 2005

Cash Flows From Financing Activities

Proceeds from Issuance of Common Stock. During fiscal 2005, we received $21,113,474 in net cash proceeds from the issuance of common stock compared to $4,706,951 during fiscal 2004. During fiscal 2005, the Company and Wellington Management Company completed a Securities Purchase Agreement whereby a group of purchasers led by Wellington purchased 13,436,000 shares of Rentech common stock at a price of $2.30 per share. As of September 30th, we had received $18,647,250 out of the $30,902,800 total proceeds, and recorded the additional $12,255,550 as a subscription receivable on the balance sheet. We received the remaining $12,255,550 during the first week of October 2005.

Proceeds from Issuance of Preferred Stock. During fiscal 2005, we received $8,315,000 in net cash proceeds from the issuance of convertible preferred stock compared to $0 during fiscal 2004.

Payment of Dividends on Preferred Stock. During fiscal 2005, we paid $341,475 in dividends on preferred stock.

Payment of Offering Costs. During fiscal 2005, we paid $169,618 in offering costs as compared to $269,261 during fiscal 2004.

Payment of Debt Issue Costs. During fiscal 2005, we paid $991,177 in debt issue costs as compared to $270,982 during fiscal 2004. Of the debt issuance costs paid in the current fiscal year, we wrote off $901,846 as abandoned debt issue costs.

Payments on Line of Credit, Net. During fiscal 2005, we made net payments on our lines of credit of $643,388 as compared to receiving net proceeds on our lines of credit of $714,533 during fiscal 2004.

Proceeds from Long-Term Debt and Long-Term Convertible Debt. During fiscal 2005, we received proceeds from long-term convertible debt in the amount of $2,850,000, compared to proceeds of $565,000 during fiscal 2004.

Payments on Long-Term Debt and Long-Term Convertible Debt. During fiscal 2005, we repaid $837,610 on our debt obligations as compared to $545,411 during fiscal 2004.

Net Cash Provided by Financing Activities. The net cash provided by financing activities during fiscal 2005 was $29,295,206, compared to $4,900,830 in cash provided by financing activities during fiscal 2004.

Cash and Cash Equivalents increased during fiscal 2005 by $24,465,296 compared to a decrease of $60,346 during fiscal 2004. These changes increased the ending cash balance at September 30, 2005 to $24,720,713, which was comprised entirely of cash included in continuing operations, and decreased the ending cash balance at September 30, 2004 to $315,763, which was comprised of cash included in continuing operations of $245,064 and cash included in discontinued operations of $10,353.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2005, the Company had working capital of $32,031,397, as compared to negative working capital of $1,081,487 at September 30, 2004. The increase in working capital was primarily due to funds received in April 2005 and September 2005 related to our sale of Series A Preferred Stock and registered common shares, respectively. As of September 30, 2005, we had $38,402,221 in current assets, including accounts receivable of $988,853 and a cash balance of $24,720,713. At that time, our current liabilities were $6,370,824. We had long-term liabilities of $2,849,943. Most of our long-term liabilities relate to our long-term convertible debt as well as the mortgage on our development and testing laboratory.

From our inception on December 18, 1981 through September 30, 2005, we have incurred losses in the amount of $62,008,636. For the year ended September 30, 2005, we recognized a $14,369,273 net loss from continuing operations, and negative cash flow from operations. If the Company does not operate at a profit in the future, it may be unable to continue operations at the present level or at all.

We have been successful in the past in obtaining debt and equity financing. For the years ended September 30, 2005, 2004 and 2003, we received net cash proceeds from the issuance of common stock of $21,113,474, $4,706,951, and $1,577,100. For the years ended September 30, 2005, 2004 and 2003, we received cash proceeds from long-term debt and long-term convertible debt to stockholders of $2,850,000, $565,000, and $2,505,000. For the years ended September 30, 2005, 2004 and 2003, we received net cash proceeds from the issuance of convertible preferred stock of $8,315,000, $0, and $0. Subsequent to year end, the Company received net cash proceeds from the issuance of common stock of $13,328,524 through December 5, 2005.

Historically, we have relied for working capital upon private placements and public offerings of our common stock, which have been sold at a discount from the market price. We have also previously sold our stock purchase warrants, convertible preferred stock and convertible promissory notes bearing interest in private placements. The warrants and notes have been convertible into shares of our common stock at a discount. On March 17, 2005, our shareholders approved an amendment to our Restated Articles of Incorporation to increase the number of authorized shares of common stock from 150,000,000 to 250,000,000. Our principal needs for liquidity in the past have been to fund working capital, pay for research and development of the Rentech Process, pay the costs of acquiring and funding our paint, oil and gas field services and industrial automation segments, invest in advanced technology companies, pay dividends on preferred stock and to pay acquisition costs associated with acquiring ammonia plants.

Our business historically has focused on the research and development of our Fisher-Tropsch technology, and licensing it to third parties. During fiscal 2004, we determined to directly deploy our Rentech Process in selected domestic projects by acquiring equity interests in existing nitrogen fertilizer plants currently configured to use natural gas as feedstock. We would convert the nitrogen fertilizer plants to use coal or petroleum coke, which are readily available and less expensive as feedstock than natural gas, and add our Rentech Process to produce Fischer-Tropsch liquid hydrocarbon products in addition to the nitrogen fertilizer products already being manufactured by the plants. This configuration would also provide the opportunity to produce power on-site. Our patent issued in October 2003 covers the integration of our Rentech Process with nitrogen fertilizer processes along with the addition of power production, and we refer to this integration as polygeneration. By converting domestic plants in this manner, we believe that we can significantly enhance the economic results of these plants. We are planning to initially implement this strategy by purchasing Royster-Clark Nitrogen, Inc. which owns a nitrogen fertilizer plant in East Dubuque, Illinois. On November 5, 2005 we entered into an agreement to purchase RCN for $50,000,000 plus net working capital at closing. We have a commitment from investors to purchase $35,000,000 of convertible debentures and intend to attempt to sell other securities to raise the balance of the purchase price. The business of RCN is highly seasonal and requires substantial working capital to operate during the period when nitrogen fertilizer sales are slow and to build inventory in anticipation of the planting season; we are attempting to obtain bank working capital financing for RCN, which will be essential to its operations. The conversion of the RCN plant is expected to take approximately three and a half years and to cost approximately $740,000,000. We will attempt to raise the funds for the conversion at the project level through both debt and equity sources, which will include a contribution by Rentech to the project. As of September 30, 2005, we have incurred $65,678 of acquisition costs related to this purchase, and we incurred approximately $100,000 of acquisition costs subsequent to September 30, 2005 through the date of this filing, which have been deferred until completion of this potential acquisition. Also, in November 2005, we deposited $2.5 million to an escrow account that will be applied to the purchase price of RCN or paid to Royster-Clark, Inc. as a break-up fee if the acquisition fails due to our inability to obtain financing, failure to obtain shareholder approval, or failure to obtain listing approval from AMEX for the acquisition of RCN. We are also reviewing other opportunities to acquire and convert nitrogen fertilizer plants.

In addition to nitrogen fertilizer plant conversions, we are also pursuing complementary or synergistic opportunities to develop projects at sites where there is no existing infrastructure or process plant (“greenfield” opportunities) for alternative fuels plants as an adjunct to nitrogen fertilizer plant acquisitions and conversions, including one in Natchez, Mississippi that we and a partner would construct on currently undeveloped land situated along the Mississippi River at the Port of Natchez. The proposed Natchez Project would use the same gasification technology in the same configuration as we plan to install at RCN, as well as coal from the same Illinois mine as will be used at RCN, to produce FT fuels. The capital costs of acquisition and development of any such facilities could be equal to or greater than those envisioned for RCN, and would be financed, if at all, using a project level financing structure similar to the conversion financing of the RCN plant. We are presently negotiating site agreements and formalizing development plans. There is no assurance the Natchez Project will proceed as presently contemplated.

Finally, we are exploring opportunities to participate with a partner in the development of additional alternative fuels projects, including biodiesel facilities, where such projects could be located near our proposed FT or polygeneration plants. We have commenced feasibility studies related to the potential development of biodiesel plants of various production capacities to be located adjacent to each of our proposed polygeneration facilities. The capital costs of acquisition and development of any such facilities would be financed, if at all, using a project level financing structure.

In October 2005, we paid $1,400,000 to acquire the 50% equity interest in Sand Creek Energy, LLC that we did not already own. We plan to build and operate on the site what we believe will be the United States’ first fully integrated Fischer-Tropsch, coal-to-liquids, product development unit (“PDU”) research facility. This plant will produce ultra-clean diesel and aviation fuels and naphtha from various domestic coals, petroleum coke and biomass feedstocks on a demonstration scale, utilizing state-of-the-art clean coal technologies and the Rentech Process. With the PDU in operation, we will be able to optimize the operating conditions of the FT synthesis and upgrading section for producing different specialized cuts of fuels. The products from the facility will be used to supply test quantities of these ultra-clean fuels to potential licenses and customers. We expect the PDU to be operating by the end of calendar 2006 and to cost approximately $21,000,000.

To achieve our objectives as planned for fiscal 2006, we will need substantial amounts of capital that we do not now have. The success of any given project will be based, in part, on the success of the related project level financing. In order to fund our working capital requirements and to fund our other plans, we expect to issue additional shares of common stock, we may issue shares of convertible preferred stock or other securities convertible into common stock or we may enter into additional debt instruments. Some of the securities to be offered will not be registered under the Securities Act of 1933, and may not be offered or sold in the United States absent an available exemption from registration. A substantial increase in indebtedness could result in substantially increased interest costs and the issuance of additional preferred stock could increase dividend costs, as well as transactional and other costs. Moreover, the level of corporate activity required to pursue the opportunities and objectives outlined above, and described under Item 1 – Business, has resulted in a materially increased cash burn rate, including costs for consultants, attorneys, accountants, financial advisors, and other service providers, as well as the need for additional personnel, systems, and expense for the company. These costs are expected to continue, and to rise. As relates to the capital requirements of the PDU and the Company’s working capital requirements as projected for fiscal 2006, we believe that our currently available cash, cash flows from operations, funds from the potential sale of assets and other plans, which could include additional debt or equity financing, will be sufficient to meet our cash operating needs through the fiscal year ending September 30, 2006.

CONTRACTUAL OBLIGATIONS

In addition to the lines of credit and long-term convertible debt previously described, we have entered into various other contractual obligations. The following table lists our significant contractual obligations at September 30, 2005:

Contractual Obligations	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Notes payable to related parties	$199,109	$—	$199,109	$—	$—
Lines of credit	499,218	499,218	—	—	—
Short-term debt	876,972	876,972	—	—	—
Long-term debt	1,578,947	254,973	318,184	100,745	905,045
Long-term convertible debt	1,373,364	729,406	—	—	643,958
Short-term convertible debt	1,020,862	1,020,862	—	—	—
Operating leases	676,933	193,166	304,296	179,316	155
Interest payments on debt	1,045,642	108,689	147,569	125,612	663,772
Retirement payables	1,561,822	905,683	656,139	—	—

	$8,832,869	$4,588,969	$1,625,297	$405,673	$2,212,930

We are a guarantor on the $500,000 line of credit with Premier Bank until it matures on May 1, 2006. On July 29, 2005, the line of credit was transferred from REN to Petroleum Mud Logging, Inc. The terms of the loan remain the same, however, the guarantee by the minority shareholder of REN and the collateral of the first deed of trust on the real property of REN were eliminated from the loan collateral.

We have entered into various long-term promissory notes, with monthly principal and interest payments of $14,016, at interest rates of 0% to 9.6%, which are collateralized by certain fixed assets of the Company. The interest rate assumptions used to determine the estimated interest payments were derived from existing loan contracts. For fixed interest loans, we used the fixed rate. For variable interest loans, we used the current rate in effect as of September 30, 2005

We have leased office space under a non-cancelable operating lease, which expires October 31, 2009, with a renewal option for an additional five years. In addition we have entered into various other operating leases, which expire through September 2007.

In addition to the contractual obligations previously described, we have entered into various other commercial commitments. The following table lists these commitments at September 30, 2005:

	Amount of Commitment Expiration Per Period
Other Commercial Commitments	Less than 1 year	2-3 years	4-5 years	After 5 years	Total
Employment agreements	$282,146	$210,183	$—	$—	$492,329

	$282,146	$210,183	$—	$—	$492,329

We have entered into various employment agreements with officers of the Company which extend from January 1, 2001 to December 31, 2007. These agreements describe annual compensation as well as the compensation that we must pay upon termination of employment.

In addition, on November 5, 2005, Rentech Development Corporation, a wholly-owned subsidiary of Rentech, Inc. entered into a definitive Stock Purchase Agreement with Royster-Clark for the purchase of all the issued and outstanding shares of capital stock of RCN. Under the terms of the agreement, we, subject to shareholder approval, financing of the project, and other conditions, will pay $50 million for the stock, plus an amount equal to net working capital at closing. Should we fail to obtain financing, and should the acquisition fail for that reason or for lack of shareholder approval, our agreement requires that we pay RCN’s parent a break-up fee of $2.5 million. Concurrently with the closing of the purchase of RCN, we are obligated to enter into a Distribution Agreement with a subsidiary of Royster-Clark, pursuant to which the subsidiary would be obligated to use commercially reasonable efforts to promote the sale of, and to solicit and secure orders for the nitrogen fertilizer products manufactured at the East Dubuque facility from its customers, and to purchase from us all nitrogen fertilizer products manufactured at the facility for prices to be negotiated in good faith from time to time.

On November 15, 2005, we entered into an engagement letter agreement with Credit Suisse First Boston LLC (“CSFB”) for CSFB to act as our exclusive financial advisor with respect to the development, financing and review of certain financing matters in connection with the East Dubuque and Natchez projects. Under the letter agreement, we are obligated to pay CSFB an upfront retainer fee, a monthly retainer fee and success fees based on the completion of financings for the East Dubuque and Natchez projects as well as financing fees based on the gross proceeds raised by CSFB in connection with debt or equity financings for the projects.

Recent Accounting Pronouncements From Financial Statement Disclosures

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

SFAS No. 123(R) must be adopted in the first interim or annual period beginning after June 15, 2005. The statement allows companies to adopt its provisions using either of the following transition alternatives:

The modified prospective method, which results in the recognition of compensation expense using SFAS No. 123(R) for all share-based awards granted after the effective date and the recognition of compensation expense using SFAS No. 123 for all previously granted share-based awards that remain unvested at the effective date; or

The modified retrospective method, which results in applying the modified prospective method and restating prior periods by recognizing the financial statement impact of share-based payments in a manner consistent with the pro forma disclosure requirements of SFAS No. 123. The modified retrospective method may be applied to all prior periods presented or previously reported interim periods of the year of adoption.

The Company currently plans to adopt SFAS No. 123(R) on October 1, 2005, using the modified prospective method. This change in accounting is expected to materially impact the Company’s financial position. The Company currently accounts for share-based payments to employees using the intrinsic value method, the Company’s results of operations have not included the recognition of compensation expense for the issuance of stock option awards. Had the Company applied the fair-value criteria established by SFAS No. 123(R) to previous stock option grants, the impact to the Company’s results of operations would have approximated the impact of applying SFAS No. 123, which was an increase to net loss of approximately $2.5 million in fiscal 2005, $185,000 in fiscal 2004 and $21,000 in fiscal 2003. The impact of applying SFAS No. 123 to previous stock option grants is further summarized in Note 1 to the consolidated financial statements. The Company believes that compensation expense recorded in future periods due to the implementation of SFAS No. 123(R) may be significantly higher than the amounts that would have been recorded in prior years.

The Company will be required to recognize expense related to stock options and other types of equity-based compensation beginning in fiscal year 2006 and such cost must be recognized over the period during which an employee is required to provide service in exchange for the award. The requisite service period is usually the vesting period. The standard also requires the Company to estimate the number of instruments that will ultimately be issued, rather than accounting for forfeitures as they occur. Additionally, the Company may be required to change its method for determining the fair value of stock options.

On March 29, 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (“SAB 107”), which expresses the SEC staff’s view on SFAS No. 123(R). SAB 107 provides guidance regarding certain matters important to selecting and applying valuation models. We will consider SAB 107 in our implementation of SFAS No. 123(R).

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” an amendment of APB No. 29. This amendment eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. This statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary exchanges occurring in fiscal periods beginning after the date of this statement is issued. Retroactive application is not permitted. The Company is analyzing the requirements of this new statement and believes that its adoption will not have a significant impact on its financial position, results of operations or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. We are exposed to the impact of interest rate changes related to our investment of current cash and cash equivalents. These funds are generally highly liquid with short-term maturities, and the related market risk is not considered material. Our long-term debt and certain of our short-term debt are at fixed rates of interest. The remainder of our short-term debt is at variable interest rates. A hypothetical increase or decrease in interest rates by 1% would have changed annual interest expense on the variable rate short-term loan by approximately $5,000 for the year ended September 30, 2005. We believe that fluctuations in interest rates in the near term will not materially affect our consolidated operating results, financial position or cash flow.

Commodity Price Risk. Upon consummation of our pending acquisition of RCN, we would be exposed to market risk due to changes in natural gas prices. Natural gas is a raw material used in the production of various nitrogen-based products that are manufactured at the East Dubuque facility or are purchased from vendors. Market prices of nitrogen-based products are affected by changes in natural gas prices as well as supply and demand and other factors. As a normal course of business, RCN currently produces nitrogen-based fertilizer products during the winter and early spring to supply its needs during the high sales volume spring season. Nitrogen-based inventory remaining at the end of the spring season will be subject to market risk due to changes in natural gas prices and supply and demand. Currently, RCN purchases natural gas for use in its East Dubuque facility on the spot market, and through short-term, fixed-supply, fixed-price and index-price purchase contracts which will lock in pricing for a portion of its natural gas requirements through the winter months which have demonstrated the highest degree of volatility. In the past, RCN has also purchased natural gas through short-term, fixed-supply, fixed-priced contracts. Notwithstanding these purchase contracts, RCN remains exposed to significant, although not excessive market risk. There has been a generally increasing trend in natural gas prices during the last three years due to various supply factors, including the increasing overall demand for natural gas from industrial users, which is affected, in part, by the general conditions of the United States economy, and other factors. Seasonal fluctuations exist within each year resulting from various supply and demand factors, such as the severity of winters affecting consumer consumption for heating, summers affecting industrial demand by utilities for electrical generation, among other factors. Changes in levels of natural gas prices and market prices of nitrogen-based products can materially affect RCN’s financial position and results of operations (and could materially affect our financial position and results of operations after consummation of the acquisition). A hypothetical increase of $0.10 per MMBTU of natural gas could increase the cost to produce one ton of ammonia by approximately $3.50. RCN has experienced no difficulties in securing supplies of natural gas, however, natural gas is purchased at market prices and such purchases are subject to price volatility.

Upon conversion of the East Dubuque facility to use coal as feedstock, we similarly would be subject to market risk due to changes in coal prices. An increase in the price of coal, after the conversion is completed, or in other commodities that we may use as feedstock at other plants we might acquire in the future could also adversely affect our operating results. We intend to enter into long-term coal contracts with established prices that are subject to escalators based on certain routine metrics. We expect that the term of the contracts will be 20 years. Coal demand in the domestic market is currently at a high level, and coal pricing has increased year-over-year in nearly every significant domestic market. It is not practicable at this time to quantify the impact of a change in coal pricing as relates to the project as the coal contracts and final engineering of the project have not yet been completed.

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year 2005
Revenues	$1,769,725	$1,842,110	$1,856,952	$1,716,698
Gross Profit	$354,569	$544,004	$563,217	$510,603
Loss from operations	$(1,212,624)	$(3,855,235)	$(1,788,928)	$(3,702,922)
Net Loss from continuing operations	$(2,150,076)	$(5,036,821)	$(2,416,907)	$(4,765,469)
Net Loss	$(2,251,565)	$(4,656,737)	$(2,462,743)	$(4,987,852)
Loss Applicable to Common Stock	$(2,251,565)	$(4,656,737)	$(11,021,374)	$(5,429,221)
Loss from Continuing Operations Per Share	$(.02)	$(.05)	$(.03)	$(.05)
Loss Per Common Share	$(.03)	$(.05)	$(.12)	$(.06)

Fiscal Year 2004
Revenues	$1,146,318	$1,256,845	$1,629,020	$1,674,097
Gross Profit	$371,392	$413,779	$467,926	$417,404
Loss from operations	$(1,269,879)	$(1,348,923)	$(1,039,096)	$(1,136,289)
Net Loss from continuing operations	$(1,657,465)	$(1,575,038)	$(1,219,691)	$(2,040,364)
Net Loss	$(1,917,643)	$(1,675,379)	$(1,184,087)	$(2,433,584)
Loss Applicable to Common Stock	$(1,917,643)	$(1,675,379)	$(1,184,087)	$(2,433,584)
Loss from Continuing Operations Per Share	$(.02)	$(.02)	$(.01)	$(.02)
Loss Per Common Share	$(.02)	$(.02)	$(.01)	$(.03)

The increased net loss of during the second quarter of fiscal 2005 resulting from $2,559,457 related to one-time write-offs of expenses directly related to the planned acquisition of RCN. We expensed $1,657,611 of abandoned acquisition costs and $901,846 of abandoned debt issue costs in the three months ended March 31, 2005. The increased loss applicable to common stock in the third quarter of fiscal 2005 resulted from an $8,558,631 deemed dividend related to a beneficial conversion feature and warrants issued in conjunction with Series A Preferred Stock. The warrants were charged to deemed dividend upon issuance and the beneficial conversion feature was amortized to deemed dividends over 90 days, which was the earliest period the preferred shares could be converted into our common stock. In the fourth quarter of fiscal 2005, we expensed $1,561,822 of salary expenses related to retirement packages issued to the CEO and COO, we also expensed $332,500 of compensation expense related to a warrant issued to an entity controlled by the Company’s current President, and we recorded an impairment of $206,500 on our investment in Global Solar Energy.

The financial statements identified in Item 15 are filed as part of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have not had a change of independent auditors during our two most recent fiscal years or subsequent interim period.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or 15(d)-15(f) of the Exchange Act). Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of September 30, 2005.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2005, has been audited by Ehrhardt Keefe Steiner & Hottman and they have issued an attestation report on the management’s assessment of internal control over financial reporting.

Changes in Internal Control over Financial Reporting. There has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

The information required by Item 10 regarding our directors, executive officers and audit committee is incorporated by reference from the information under the caption “Election of Directors Proxy Item 1” in our definitive proxy statement for our 2006 annual meeting of shareholders which we will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in the section captioned “Executive Compensation” in our definitive proxy statement for our 2006 annual meeting of shareholders which we will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to this item is incorporated herein by reference from the section entitled “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for our 2006 annual meeting of shareholders which we will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to this item is incorporated herein by reference from the section entitled “Certain Relationships and Related Transactions” in our definitive proxy statement for our 2006 annual meeting of shareholders which we will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is included under the caption “Principal Accountant Fees and Services” in our definitive proxy statement for our 2006 annual meeting of shareholders which we will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

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

RENTECH, INC.

/s/ D. Hunt Ramsbottom
Date: December 9, 2005	D. Hunt Ramsbottom, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ D. Hunt Ramsbottom
Date: December 9, 2005	D. Hunt Ramsbottom, President and Director

/s/ Dennis L. Yakobson
Date: December 9, 2005	Dennis L. Yakobson, Chief Executive Officer and Director

/s/ Ronald C. Butz
Date: December 9, 2005	Ronald C. Butz, Chief Operating Officer and Director

/s/ Geoffrey S. Flagg
Date: December 9, 2005	Geoffrey S. Flagg, Chief Financial Officer

/s/ Thomas L. Bury
Date: December 9, 2005	Thomas L. Bury, Director

/s/ Erich W. Tiepel
Date: December 9, 2005	Erich W. Tiepel, Director

/s/ Michael F. Ray
Date: December 9, 2005	Michael F. Ray, Director

/s/ David P. Zimel
Date: December 9, 2005	David P. Zimel, Director

RENTECH, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

Rentech, Inc.

Denver, Colorado

We have audited the accompanying consolidated balance sheets of Rentech Inc. and Subsidiaries (the “Company”) as of September 30, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years ended September 30, 2005. We also have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting included in Item 9A, that the Company maintained effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Criteria”). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2005 and 2004, and the results of its operations and its cash flows for each of the three years ended September 30, 2005 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of September 30, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Criteria”). Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Criteria”).

/s/ Ehrhardt Keefe Steiner & Hottman PC

December 5, 2005

Denver, Colorado

RENTECH, INC.

Consolidated Balance Sheets

	September 30,
	2005	2004
Assets
Current assets
Cash and cash equivalents	$24,720,713	$245,064
Accounts receivable, net of $136,255 allowance for doubtful accounts (Note 18)	988,853	770,028
Costs in excess of billings	—	14,253
Subscription receivable (Note 11)	12,255,550	—
Other receivables, net	391,430	78,133
Receivable from related party (Note 6)	22,154	18,868
Prepaid expenses and other current assets	23,521	15,566
Assets held for sale, current (Note 2)	—	1,099,230

Total current assets	38,402,221	2,241,142

Property and equipment, net (Note 4)	3,394,488	3,405,465

Other assets
Licensed technology, net of accumulated amortization of $2,763,870 (2005) and $2,535,089 (2004)	667,278	896,059
Goodwill, net of accumulated amortization of $30,725 (Note 14)	166,713	166,713
Investment in advanced technology companies (Note 5)	405,000	611,500
Technology rights, net of accumulated amortization of $230,197 (2005) and $201,422 (2004)	57,549	86,324
Deferred acquisition costs (Note 1)	65,678	413,944
Deposits and other assets	333,022	397,455
Assets held for sale, non-current (Note 2)	—	1,160,686

Total other assets	1,695,240	3,732,681

Total assets	$43,491,949	$9,379,288

(Continued on following page.)

See notes to consolidated financial statements.

RENTECH, INC.

Consolidated Balance Sheets

(Continued from previous page.)

	September 30,
	2005	2004
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$567,927	$406,085
Billings in excess of costs and estimated earnings (Note 13)	—	107,280
Accrued payroll and benefits	362,772	351,801
Deferred compensation (Note 20)	326,508	434,646
Accrued liabilities	826,503	197,971
Accrued retirement payable (Note 12)	905,683	—
Lines of credit payable, net of debt issuance costs (Note 10)	499,218	692,509
Short-term debt (Note 8)	876,972	—
Current portion of long-term debt (Note 8)	254,973	55,183
Short-term convertible debt (Note 9)	1,020,862	—
Current portion of long-term convertible debt to stockholders (Note 9)	729,406	55,733
Liabilities held for sale, current	—	1,021,421

Total current liabilities	6,370,824	3,322,629

Long-term liabilities
Long-term debt, net of current portion (Note 8)	1,323,974	1,079,498
Long-term convertible debt to stockholders, net of current portion (Note 9)	643,958	1,657,210
Convertible notes payable to related parties (Note 20)	199,109	185,166
Lessee deposits	7,485	7,485
Accrued retirement payable (Note 12)	656,139	—
Investment in Sand Creek (Note 6)	19,278	18,911
Investment in FT Solutions, LLC (Note 7)	—	70,525

Total long-term liabilities	2,849,943	3,018,795

Total liabilities	9,220,767	6,341,424

Minority interest (Note 15)	—	—

Commitments and contingencies (Notes 1 and 12)

Stockholders’ equity (Note 11)
Preferred stock - $10 par value; 1,000,000 shares authorized; 90,000 series A convertible preferred shares authorized and issued and 59,000 series A convertible preferred shares outstanding, liquidation preference of $5,900,000	590,000	—
Series C participating cumulative preferred stock - $10 par value; 500,000 shares authorized; no shares issued and outstanding	—	—
Common stock - $.01 par value; 250,000,000 shares authorized; 110,120,500 and 89,708,509 shares issued and outstanding	1,101,205	897,085
Additional paid-in capital	94,588,613	49,790,518
Accumulated deficit	(62,008,636)	(47,649,739)

Total stockholders’ equity	34,271,182	3,037,864

Total liabilities and stockholders’ equity	$43,491,949	$9,379,288

See notes to consolidated financial statements.

RENTECH, INC.

Consolidated Statements of Operations

	For the Years Ended September 30,
	2005	2004	2003
Revenues (Notes 17 and 18)
Service revenues	$7,185,485	$5,706,280	$4,496,011

Cost of sales
Service costs	5,213,092	4,035,779	2,940,022

Gross profit	1,972,393	1,670,501	1,555,989

Operating expenses
General and administrative expense	11,600,551	5,268,791	5,824,773
Depreciation and amortization	435,632	446,667	740,409
Research and development	495,919	749,230	747,081

Total operating expenses	12,532,102	6,464,688	7,312,263

Loss from operations	(10,559,709)	(4,794,187)	(5,756,274)

Other income (expenses)
Impairment of investments (Notes 5, 14 and 15)	(206,500)	(588,500)	(1,926,429)
Equity in loss of investee (Notes 6 and 7)	(735,815)	(252,415)	(205,890)
Interest income	81,364	14,842	23,299
Interest expense	(2,888,392)	(858,731)	(943,422)
Gain (loss) on disposal of fixed assets	1,207	(13,567)	(3,604)

Total other income (expense)	(3,748,136)	(1,698,371)	(3,056,046)

Minority interest in subsidiary’s net loss (Notes 1 and 15)	—	—	—

Net loss from continuing operations before income taxes	(14,307,845)	(6,492,558)	(8,812,320)

Income tax expense (Note 16)	(61,428)	—	—

Net loss from continuing operations	(14,369,273)	(6,492,558)	(8,812,320)

Discontinued operations:
Net loss from discontinued operations (Note 2)	(446,125)	(718,135)	(723,085)
Gain on sale of discontinued operations, net of tax of $6,172	456,501	—	—

	10,376	(718,135)	(723,085)

Net loss	$(14,358,897)	$(7,210,693)	$(9,535,405)

Deemed dividend related to beneficial conversion feature and warrants (Note 11)	(9,000,000)	—	—
Cash dividends paid to preferred stockholders	(341,475)	—	—

Net loss applicable to common stockholders	$(23,700,372)	$(7,210,693)	$(9,535,405)

Basic and diluted loss per common share:
Continuing operations, including dividends	$(.256)	$(.076)	$(.119)
Discontinued operations	$.001	$(.008)	$(.010)

Basic and diluted loss per common share	$(.255)	$(.084)	$(.129)

Basic and diluted weighted-average number of common shares outstanding	92,918,545	85,932,544	73,907,041

See notes to consolidated financial statements.

RENTECH, INC.

Consolidated Statements of Stockholders’ Equity

	Convertible Preferred Stock						Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Series A		Series B		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, September 30, 2002	—	—	—	—	71,790,667	$717,907	$38,629,676	$(30,903,641)	$8,443,942
Common stock issued for cash, net of offering costs of $92,722 (Note 11)	—	—	—	—	3,502,847	35,028	1,448,531	—	1,483,559
Common stock issued for options and warrants exercised (Note 11)	—	—	—	—	82,000	820	65,600	—	66,420
Common stock issued for conversion of convertible notes (Note 11)	—	—	—	—	3,661,071	36,611	1,662,179	—	1,698,790
Common stock granted/earned for services (Note 11)	—	—	—	—	300,000	3,000	156,000	—	159,000
Offering costs of convertible notes (Note 11)	—	—	—	—	—	—	710,805	—	710,805
Net loss	—	—	—	—	—	—	—	(9,535,405)	(9,535,405)

Balance, September 30, 2003	—	—	—	—	79,336,585	$793,366	$42,672,791	$(40,439,046)	$3,027,111
Common stock issued for cash, net of offering costs of $95,600 (Note 11)	—	—	—	—	986,665	9,867	338,533	—	348,400
Common stock issued for options and warrants exercised, net of offering costs of $155,595 (Note 11)	—	—	—	—	5,736,687	57,367	4,049,990	—	4,107,357
Common stock issued for conversion of convertible notes (Note 11)	—	—	—	—	3,569,835	35,698	1,647,218	—	1,682,916
Stock options granted for services (Note 11)	—	—	—	—			28,522	—	28,522
Stock options granted for stand-still agreement (Note 11)	—	—	—	—			117,235	—	117,235
Warrants granted for services (Note 11)	—	—	—	—			44,588	—	44,588
Warrants issued in conjunction with line of credit (Notes 10 and 11)	—	—	—	—			511,962	—	511,962
Common stock issued for services (Note 11)	—	—	—	—	78,737	787	72,679	—	73,466
Offering costs of convertible notes (Note 11)	—	—	—	—	—	—	307,000	—	307,000
Net loss	—	—	—	—	—	—	—	(7,210,693)	(7,210,693)

Balance, September 30, 2004	—	$—	—	$—	89,708,509	$897,085	$49,790,518	$(47,649,739)	$3,037,864

See notes to consolidated financial statements.

RENTECH, INC.

Consolidated Statements of Stockholders’ Equity

	Convertible Preferred Stock						Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Series A		Series C		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Common stock issued for cash and subscription receivable, net of offering costs of $40,465 (Note 11)	—	—	—	—	13,436,000	134,360	30,727,975	—	30,862,335
Common stock issued for options and warrants exercised (Note 11)	—	—	—	—	2,475,249	24,752	2,481,937	—	2,506,689
Common stock issued for conversion of convertible notes (Note 9 and 11)	—	—	—	—	2,256,219	22,562	1,105,547	—	1,128,109
Stock options and warrants granted for services (Note 11)	—	—	—	—	—	—	592,846	—	592,846
Stock options granted for stand-still agreement (Note 11)	—	—	—	—	—	—	178,766	—	178,766
Warrants issued in conjunction with break-up fees (Note 11)	—	—	—	—	—	—	501,901	—	501,901
Warrants issued in conjunction with bridge loans(Notes 10 and 11)	—	—	—	—	—	—	1,141,126	—	1,141,126
Common stock issued for services (Note 11)	—	—	—	—	6,579	66	9,693	—	9,759
Preferred stock issued, net of offering costs (Note 11)	90,000	900,000	—	—	—	—	7,415,000	—	8,315,000
Cash dividend paid on preferred stock (Note 11)	—	—	—	—	—	—	(341,475)	—	(341,475)
Preferred stock converted into common stock (Note 11)	(31,000)	(310,000)	—	—	2,237,944	22,380	287,620	—	—
Offering costs of convertible notes (Note 11)	—	—	—	—	—	—	697,159	—	697,159
Net loss	—	—	—	—	—	—	—	(14,358,897)	(14,358,897)

Balance, September 30, 2005	59,000	$590,000	—	$—	110,120,500	$1,101,205	$94,588,613	$(62,008,636)	$34,271,182

See notes to consolidated financial statements.

RENTECH, INC.

Consolidated Statements of Cash Flows

	For the Years Ended September 30,
	2005	2004	2003
Cash flows from operating activities
Net loss	$(14,358,897)	$(7,210,693)	$(9,535,405)

Adjustments to reconcile net loss to net cash used in operating activities
Increase in allowance for doubtful accounts	—	—	5,500
Depreciation	411,210	425,854	420,559
Amortization	257,556	322,649	606,579
Accrued interest expense	147,690	43,655	80,380
Non-cash interest expense	2,386,749	432,415	567,524
Non-cash lease commission expense	3,782	3,782	1,575
Write-off of acquisition costs	1,807,057	—	—
Write-off of debt issue costs	901,846	—	—
Write-off of offering costs	184,234	—	—
Write-off of commission deposit	—	—	40,000
Salaries expense paid through debt	—	357,878	800,341
Impairment of investments	206,500	646,367	2,201,682
Bad debt expense	—	125,755	625,636
Net gain on sale of subsidiaries	(462,673)	—	—
Interest income on receivable from related party	—	—	(10,058)
(Gain)/Loss on disposal of fixed assets	(1,207)	252,393	1,118
Equity in loss of investee	735,815	252,415	205,890
Minority interest in net loss of subsidiary	—	(154,269)	(142,441)
Common stock issued for services	9,759	73,466	159,000
Stock options and warrants issued for services and aborted offering costs	873,941	73,110	—
Changes in operating assets and liabilities
Accounts receivable	(100,811)	(154,082)	242,594
Costs and estimated earnings in excess of billings	176,928	305,060	306,657
Other receivables and receivable from related party	(106,583)	(43,147)	29,606
Inventories	(64,645)	129,890	(110,647)
Prepaid expenses and other current assets	586,398	389,912	290,781
Accounts payable	206,076	(352,416)	74,307
Billings in excess of costs and estimated earnings	(22,815)	108,780	(138,485)
Accrued retirement payable	1,561,822	—	—
Accrued liabilities, accrued payroll and other	363,132	(414,599)	192,014

Net cash used in operating activities	(4,297,136)	(4,385,825)	(3,085,293)

Cash flows from investing activities
Purchase of property and equipment	(214,805)	(183,988)	(161,221)
Proceeds from disposal of fixed assets	8,219	5,600	3,674
Cash used in equity investees	(805,973)	(178,049)	(196,684)
Proceeds from sale of subsidiary	1,644,547	—	—
Payment of acquisition costs	(1,150,101)	(234,571)	—
Deposits and other assets	(14,661)	15,657	(46,747)

Net cash used in investing activities	(532,774)	(575,351)	(400,978)

Cash flows from financing activities
Proceeds from issuance of common stock, net of offering costs	21,113,474	4,706,951	1,577,100
Proceeds from issuance of convertible preferred stock, net of offering costs	8,315,000	—	—
Proceeds from stock subscription receivable	—	—	76,186
Payment of dividends on preferred stock	(341,475)	—	—
Payment of offering costs	(169,618)	(269,261)	(92,722)
Payment of debt issuance costs	(991,177)	(270,982)	(146,071)
(Payments)/Proceeds on/from line of credit, net	(643,388)	714,533	(65,767)
Proceeds from long-term debt and long-term convertible debt	2,850,000	565,000	2,505,000
Payments on long-term debt and long-term convertible debt	(837,610)	(545,411)	(1,084,612)

Net cash provided by financing activities	29,295,206	4,900,830	2,769,114

Increase (decrease) in cash	24,465,296	(60,346)	(717,157)
Cash and cash equivalents, beginning of year	255,417	315,763	1,032,920

Cash and cash equivalents, end of year	24,720,713	255,417	315,763
Less cash included in discontinued operations, end of year	—	(10,353)	(45,770)

Cash and cash equivalents included in continuing operations, end of year	$24,720,713	$245,064	$269,993

(Continued on the following page)

See notes to consolidated financial statements.

RENTECH, INC.

Consolidated Statements of Cash Flows

(Continued from previous page.)

	For the Years Ended September 30,
	2005	2004	2003
Cash payments for interest	$384,987	$437,615	$368,553

Excluded from the statements of cash flows were the effects of certain non-cash investing and financing activities as follows:

	For the Years Ended September 30,
	2005	2004	2003
Issuance of common stock for conversion of convertible notes payable	$1,128,109	$1,682,916	$1,698,790
Purchase of annual insurance financed with a note payable	$587,919	$244,848	$215,855
Purchase of property and equipment financed with a note payable	$205,869	$102,014	$28,910
Deferred financing charges for convertible promissory notes	$315,685	$307,000	$710,806
Warrants issued in conjunction with convertible notes	$381,474	$—	$—
Warrants issued in conjunction with line of credit	$—	$511,962	$—
Reclassification of property and equipment to inventory	$—	$100,026	$—
Stock options issued for stand-still agreement	$—	$117,235	$—
Deferred acquisition costs included in accounts payable	$3,540	$62,138	$—
Deferred offering costs included in accounts payable	$—	$30,019	$—
Reclassification of inventory to property and equipment	$—	$—	$332,258
Issuance of common stock for exercise of stock options in partial settlement of accrued payroll	$—	$—	$65,600
Warrants issued in conjunction with preferred stock	$3,513,009	$—	$—
Issuance of common stock from conversion of preferred stock	$3,100,000	$—	$—
Issuance of common stock for stock subscription receivable	$12,255,550	$—	$—
Deemed dividend related to beneficial conversion feature and warrants	$9,000,000	$—	$—
Warrants issued in conjunction with bridge loans	$1,141,126	$—	$—
Reclassification of line of credit to long-term debt	$500,000	$—	$—
Stock options and warrants issued as acquisition costs	$305,150	$—	$—

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

In addition to our F-T alternative fuels segment, we own one subsidiary as of September 30, 2005. That is our oil and gas field services segment conducted through Petroleum Mud Logging, Inc., which is wholly owned.

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

Effective August 1, 2005, we sold our 56% ownership interest in REN Testing Corporation, d/b/a REN Corporation. The purchasing entity was REN Holding Corporation (RHC), an Oklahoma corporation, consisting of a management group previously involved in REN. The sales price of the transaction was $1,175,000, payable in the form of earn-out payments based on RHC’s qualified cash receipts. These qualified cash receipts are intended to include payments for sales and services received by REN from its customers. Not included as qualified cash receipts are any cash proceeds from loans, investments or collection of accounts receivable in existence as of June 30, 2005 and other non-operating revenues.

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

Inventories Held for Sale

Inventories consist of raw materials, work-in-process and finished goods and are valued at the lower of cost (first-in, first-out) or market. Inventories held for sale consist of paint, stains and sealers from our former paint segment and test stand parts and hardware from our former industrial automation systems segment.

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

RENTECH, INC.

Notes to Consolidated Financial Statements

Note 1 - Description of Business and Summary of Significant Accounting Policies (continued)

Licensed Technology

Licensed technology represents costs incurred by the Company primarily for the retrofit of a plant used for the purpose of demonstrating the Company’s proprietary technology to prospective licensees, which it licenses to third parties under various fee arrangements. The Company originally capitalized $3,431,148, which was comprised of $2,655,846 of retrofitting costs and $775,302 in costs related to a three week demonstration run at the plant. These capitalized costs are carried at the lower of amortized cost or net realizable value and are being amortized over fifteen years.

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

Goodwill

Goodwill, which relates to the acquisition of PML in 1999, is no longer being amortized, and is tested annually for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets.

Property and Equipment

Property and equipment is stated at cost. Depreciation and amortization expense are computed using the straight-line method over the estimated useful lives of the assets, which range from three to thirty years, except for leasehold improvements, which are amortized over the shorter of the useful life or the remaining lease term. Maintenance and repairs are expensed as incurred. Major renewals and improvements are capitalized. When property and equipment is retired or otherwise disposed of, the assets and accumulated depreciation or amortization is removed from the accounts and the resulting gain or loss is reflected in operations

Investment in Advanced Technology Companies

The Company has an investment in certain advanced technology companies (Note 5). The investment is stated at the estimated net realizable value and is evaluated periodically for impairment and is carried at the lower of cost or estimated net realizable value.

Investment in Sand Creek

The Company has a 50% investment in Sand Creek Energy, LLC as of September 30, 2005 (Note 6). The investment is accounted for using the equity method of accounting. Under such method, the Company’s proportionate share of net income (loss) is included as a separate item in the statement of operations. On October 7, 2005, Rentech Development Corporation purchased the remaining 50% ownership interest in Sand Creek Energy, LLC for a purchase price of $1,400,000.

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

Revenue Recognition

For all of our operating segments, revenue is only recognized when there are no uncertainties regarding customer acceptance; persuasive evidence of an agreement exists documenting the specific terms of the transaction; the sales price is fixed or determinable; and collectibility is reasonably assured. Management assesses the business environment, the customer’s financial condition, historical collection experience, accounts receivable aging and customer disputes to determine whether collectibility is reasonably assured. If collectibility is not considered reasonably assured at the time of sale, the Company does not recognize revenue until collection occurs.

Revenues from oil and gas field services are recognized based upon services provided during each month. Revenues are based upon the number of days worked on a well multiplied by the agreed upon daily rate. For jobs that are completed within the same month, revenue is recognized in that month. For jobs that take place over two or more months, revenue is recognized based on the number of days worked in that month.

Technical services revenues are recognized as the services are provided during each month. Revenues from feasibility studies are recognized based on the percentage-of-completion method of accounting and per the terms of the contract. The percentage-of-completion method of accounting is discussed below in the section entitled Accounting for Fixed Price Contracts.

License fees and royalty fees are recognized when the revenue earning activities that are to be provided by the Company have been performed and no future obligation to perform services exists.

Rental income is recognized monthly as per the lease agreement, and is included in the alternative fuels segment as a part of service revenues.

Accounting for Fixed Price Contracts

Revenues from fixed price contracts are recognized on the percentage-of-completion method for projects in which reliable estimates of the degree of completion are possible. If reliable estimates are not available, the completed contract method is used. For contracts accounted for under the percentage-of-completion method, the amount of revenue recognized is the percentage of the total contract price that the cost expended to date bears to the anticipated final total cost, based upon current estimates of the cost to complete the contract. Contract costs include all labor and benefits, materials unique to or installed in the project, subcontract costs and allocations of indirect costs. General and administrative costs are charged to expense. Provisions for estimated losses on uncompleted contracts are provided for when determined, regardless of the completion percentage. As contracts can extend over one or more accounting periods, revisions in costs and earnings estimated during the course of the work are reflected during the accounting period in which the facts that require such revisions become known.

Project managers make significant assumptions concerning cost estimates for labor hours, consultant hours and other project costs. Due to the uncertainties inherent in the estimation process, and the potential changes in customer needs as projects progress, it is at least reasonably possible that completion costs for some uncompleted projects may be further revised in the near-term and that such revisions could be material. We have no uncompleted contracts as of September 30, 2005.

Cost of Sales Expenses

Cost of sales expenses include direct materials, direct labor, indirect labor, employee fringe benefits and other miscellaneous costs to complete oil and gas field services and technical services.

General and Administrative Expenses

General and administrative expenses include salaries and fringe benefits, travel, consulting, occupancy, public relations and other costs incurred in each operating segment.

RENTECH, INC.

Notes to Consolidated Financial Statements

Note 1 - Description of Business and Summary of Significant Accounting Policies (continued)

Research and Development Expenses

Research and development expenses include direct materials, direct labor, indirect labor, fringe benefits and other miscellaneous costs incurred to develop and refine certain technologies employed in the respective operating segment. These costs are expensed as incurred.

In addition to the research and development expenses noted above, the Company plans to build and operate, what the Company believes to be, the United States’ first fully integrated Fischer-Tropsch, coal-to-liquids (CTL) Product Development Unit (PDU) facility at the Sand Creek Energy site. This plant will produce ultra-clean diesel and aviation fuels and naphtha from various domestic coals, petroleum coke and biomass feedstocks on a demonstration scale, utilizing state-of-the-art clean coal technologies. With the PDU in operation, the Company will be able to define and develop operating parameters of diverse hydrocarbon feedstocks under varying conditions. Since the PDU will not be producing diesel fuel on a commercial scale, and the fuel will not initially be sold at a profit, the Company will expense the costs associated with PDU to research and development expense.

Advertising Costs

The Company recognizes advertising expense when incurred. Advertising expense was approximately $3,050, $16,450 and $31,900 for the years ended September 30, 2005, 2004 and 2003.

Minority Interest

Minority interests in the net assets of subsidiaries are reflected separately in the consolidated financial statements below current liabilities. Minority interests in the net loss of a subsidiary are reflected as an addition to consolidated net loss, reduced by the excess of any losses applicable to the minority interest in a subsidiary that exceed the minority interest in the equity capital of the subsidiary. The Company accounts for the excess loss in accordance with Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (“ARB 51”) as the minority interest shareholders have no obligation to make good on such losses. As of September 30, 2004, the Company had a minority interest excess loss of $134,919, which was charged against the majority interest on the Consolidated Statement of Operations, reducing the total minority interest expense to $154,269, which is shown as a reduction of loss from discontinued operations on the Consolidated Statement of Operations. As of July 31, 2005, prior to selling our 56% ownership interest in REN Corporation, the Company had a minority interest excess loss of $255,527, of which $120,608 was charged against the majority interest on the Consolidated Statement of Operations, reducing the total minority interest expense to $0 for fiscal year 2005.

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

For the years ended September 30, 2005, 2004, and 2003, total stock options of 4,661,000, 3,131,500 and 4,827,766, total stock warrants of 12,111,952, 3,875,602 and 6,599,905, total long-term convertible debt which is convertible into shares of common stock of 3,526,356, 4,185,137and 6,408,114, total Series A convertible preferred stock which is convertible into a maximum number of shares of common stock of 7,375,000, 0 and 0 and total convertible notes payable to related parties which is convertible into shares common stock of 429,959, 393,009 and 559,720 in fiscal years 2005, 2004 and 2003 were not included in the computation of diluted loss per share because their effect was anti-dilutive.

RENTECH, INC.

Notes to Consolidated Financial Statements

Note 1 - Description of Business and Summary of Significant Accounting Policies (continued)

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and receivables.

The Company’s cash is in demand deposit accounts placed with federally insured financial institutions. Such deposit accounts exceed federally insured limits as of September 30, 2005. The Company has not experienced any losses on such accounts.

Concentrations of credit risk with respect to accounts receivable are higher due to a few customers dispersed across geographic areas. The Company establishes an allowance for doubtful accounts based upon the credit risk of specific customers, historical trends and other information. Generally, the Company does not require collateral from its customers.

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

Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value. Fair values of receivables, other current assets, accounts payable, accrued liabilities and other current liabilities are assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value or they are receivable or payable on demand.

The carrying amount of convertible debt and other debt outstanding also approximates their fair value as of September 30, 2005 and 2004 because interest rates on these instruments approximate the interest rate on debt with similar terms available to the Company.

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

Notes to Consolidated Financial Statements

Note 1 - Description of Business and Summary of Significant Accounting Policies (continued)

Stock Option Plan (continued)

Under the accounting provisions for SFAS No. 123, the Company’s net loss and net loss per share would have been increased by the pro forma amounts indicated below:

	For the Years Ended September 30,
	2005	2004	2003
Net loss from continuing operations
As reported	$(23,710,748)	$(6,492,558)	$(8,812,320)
Add: Stock based employee compensation expense included in net income, net of related tax effects	332,500	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,461,450)	(185,817)	(20,808)

Pro forma	$(25,839,698)	$(6,678,375)	$(8,833,128)
Loss per common share from continuing operations
As reported	$(.256)	$(.076)	$(.119)
Pro forma	$(.278)	$(.078)	$(.120)

Net gain/(loss) from discontinued operations
As reported	$10,376	$(718,135)	$(723,085)
Pro forma	$10,376	$(718,135)	$(723,085)
Gain/(Loss) per common share from discontinued operations
As reported	$.001	$(.008)	$(.010)
Pro forma	$.001	$(.008)	$(.010)

Loss applicable to common stock
As reported	$(23,700,372)	$(7,210,693)	$(9,535,405)
Add: Stock based employee compensation expense included in net income, net of related tax effects	332,500	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,461,450)	(185,817)	(20,808)

Pro forma	$(25,829,322)	$(7,396,510)	$(9,556,213)
Loss per common share
As reported	$(.255)	$(.084)	$(.129)
Pro forma	$(.278)	$(.086)	$(.129)

Comprehensive Loss

Comprehensive loss is comprised of net loss and all changes to the consolidated statement of stockholders’ equity except those changes made due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the years ended September 30, 2005, 2004, and 2003, the Company had no items of comprehensive loss other than net loss; therefore, a separate statement of comprehensive loss has not been presented for these periods.

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

RENTECH, INC.

Notes to Consolidated Financial Statements

Note 1 - Description of Business and Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

SFAS No. 123(R) must be adopted in the first interim or annual period beginning after June 15, 2005. The statement allows companies to adopt its provisions using either of the following transition alternatives:

The modified prospective method, which results in the recognition of compensation expense using SFAS No. 123(R) for all share-based awards granted after the effective date and the recognition of compensation expense using SFAS No. 123 for all previously granted share-based awards that remain unvested at the effective date; or

The modified retrospective method, which results in applying the modified prospective method and restating prior periods by recognizing the financial statement impact of share-based payments in a manner consistent with the pro forma disclosure requirements of SFAS No. 123. The modified retrospective method may be applied to all prior periods presented or previously reported interim periods of the year of adoption.

The Company currently plans to adopt SFAS No. 123(R) on October 1, 2005, using the modified prospective method. This change in accounting is expected to materially impact the Company’s financial position. The Company currently accounts for share-based payments to employees using the intrinsic value method, the Company’s results of operations have not included the recognition of compensation expense for the issuance of stock option awards. Had the Company applied the fair-value criteria established by SFAS No. 123(R) to previous stock option grants, the impact to the Company’s results of operations would have approximated the impact of applying SFAS No. 123, which was an increase to net loss of approximately $2.5 million in fiscal 2005, $185,000 in fiscal 2004 and $21,000 in fiscal 2003. The impact of applying SFAS No. 123 to previous stock option grants is further summarized in the table above. The Company believes that compensation expense recorded in future periods due to the implementation of SFAS No. 123(R) may be significantly higher than the amounts that would have been recorded in prior years.

The Company will be required to recognize expense related to stock options and other types of equity-based compensation beginning in fiscal year 2006 and such cost must be recognized over the period during which an employee is required to provide service in exchange for the award. The requisite service period is usually the vesting period. The standard also requires the Company to estimate the number of instruments that will ultimately be issued, rather than accounting for forfeitures as they occur. Additionally, the Company may be required to change its method for determining the fair value of stock options.

On March 29, 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (“SAB 107”), which expresses the SEC staff’s view on SFAS No. 123(R). SAB 107 provides guidance regarding certain matters important to selecting and applying valuation models. We will consider SAB 107 in our implementation of SFAS No. 123(R).

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” an amendment of APB No. 29. This amendment eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. This statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary exchanges occurring in fiscal periods beginning after the date of this statement is issued. Retroactive application is not permitted. The Company is analyzing the requirements of this new statement and believes that its adoption will not have a significant impact on its financial position, results of operations or cash flows.

RENTECH, INC.

Notes to Consolidated Financial Statements

Note 2 –Discontinued Operations

OKON, Inc.

On March 8, 2005, Rentech entered into a Stock Purchase Agreement with Zinsser Co., Inc. for the sale by Rentech of all of its interest in the stock of OKON, Inc. By the terms of the agreement, Rentech sold 100% of the issued and outstanding stock of its wholly-owned subsidiary, OKON, Inc. to Zinsser Co., Inc. at the closing of the sale on March 8, 2005. Rentech was paid $1.7 million at the closing. In addition, Rentech is to be paid an additional $300,000 in monthly payments at the rate of seven percent of gross sales, less returns, of products sold in the future that are based on formulations and product technologies that OKON owned at the time of sale. As of September 30, 2005, we have collected $80,038 of this amount and have recorded $150,000 of the remaining receivable in current assets as other receivables and $69,962 in other assets, as we expect to collect approximately $150,000 of this payment within one year from September 30, 2005. The terms of the agreement provide that Rentech will indemnify Zinsser Co., Inc. against any unknown environmental liabilities incurred up to the date of sale as well as for product liability claims in excess of $22,650 for specifically identified potential claims, per the terms of the Stock Purchase Agreement. During the fourth quarter of fiscal 2005, Rentech accrued $75,000 for potential product liability claims that would be owed to Zinsser for product liability claims that occurred prior to the sale date but were not quantified until after the sale date. The $75,000 is recorded as a separate component of loss from discontinued operations for the year ended September 30, 2005.

The business of OKON, involving the manufacture and sale of paints, stains and sealers, was not part of Rentech’s core business or its strategic focus. In connection with the closing of the transaction, Rentech incurred $100,000 as one-time incentive payments for executive incentives, as well as $35,000 in fees associated with the closing. Rentech incurred additional non-cash costs of $94,422 associated with the transaction.

The net sales price is set forth as follows:

Sales Price	$2,000,000
Less transaction costs (1)	$(135,000)

Net sales price to Rentech, Inc., after transaction costs	$1,865,000

Consisting of:
Cash (2)	$1,700,000
Accrued liabilities (1)	$(135,000)
Earn-Out receivable (2)	$300,000

Net sales price to Rentech, Inc., after transaction costs	$1,865,000

Other transaction costs, noncash
Extension of employee options (3)	$73,919
20,000 options issued to employees (4)	$20,503

Book value of Rentech’s ownership in OKON, Inc.	$1,071,334

Rentech’s gain on sale of OKON, Inc.	$699,244

(1)	Includes $35,000 in legal fees and $100,000 as a one-time payment to two executives as an incentive to remain employed with OKON, Inc. through the close of the sale transaction.

RENTECH, INC.

Notes to Consolidated Financial Statements

Note 2 –Discontinued Operations (continued)

(2)	The aggregate sales price is $2.0 million. Of this amount, $1.7 million was received at the closing of the sale and $300,000 is to be paid in monthly payments at the rate of seven percent of gross sales, less returns, of products sold in the future that are based on OKON formulations and technologies.
(3)	Includes the value of the extension of 61,000 stock options that were previously issued to two executives as an incentive to remain employed with OKON, Inc. through the close of the sale transaction. The extension of the options was valued using the Black-Scholes option-pricing model.
(4)	Includes the value of 10,000 stock options issued to each of two executives as an incentive to remain employed with OKON, Inc. through the close of the sale transaction. The options were valued using the Black-Scholes option-pricing model.

The assets and liabilities of OKON, Inc. as of March 8, 2005, immediately prior to sale, were as follows:

March 8, 2005
Accounts receivable, net	$154,636
Inventories	273,056

Total current assets held for sale	427,692
Property and equipment, net	21,173
Goodwill, net	839,841
Deposits and other assets	6,226

Total assets held for sale	$1,294,932

Accounts payable	$143,985
Accrued payroll and benefits	56,963
Accrued liabilities	22,650

Total current liabilities held for sale	223,598

Total liabilities held for sale	$223,598

Effective with the second quarter of fiscal year 2005, this business has been reflected as a discontinued operation in the consolidated statements of operations. All prior period results have been reclassified to reflect this presentation. The assets and liabilities attributable to this business as of September 30, 2005 are $0 in the consolidated balance sheet for that period, and they have been classified in the consolidated balance sheet as of September 30, 2004 as assets and liabilities held for sale and consist of the following:

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

RENTECH, INC.

Notes to Consolidated Financial Statements

Note 2 –Discontinued Operations (continued)

Operating results of the discontinued operations from OKON, Inc. are as follows:

	For the Years Ended September 30,
	2005	2004	2003
Revenue	$846,141	$2,265,567	$1,036,919

Net loss from discontinued operations	$(89,821)	$(109,832)	$(219,085)
Loss due to product liability accrual	(75,000)	—	—

Net loss from discontinued operations	$(164,821)	$(109,832)	$(219,085)

REN Corporation

In the second quarter of fiscal year 2005, the Company’s board of directors decided to dispose of Rentech’s 56% ownership in REN Corporation. Effective August 1, 2005, the Company sold its 56% ownership interest in REN Corporation. The purchasing entity was REN Holding Corporation (RHC), an Oklahoma corporation, consisting of a management group previously involved in REN. The sales price of the transaction was $1,175,000, payable in the form of earn-out payments based on RHC’s qualified cash receipts. These qualified cash receipts are intended to include payments for sales and services received by REN from its customers. Not included as qualified cash receipts are any cash proceeds from loans, investments or collection of accounts receivable in existence as of June 30, 2005 and other non-operating revenues. The earn-out will be paid based on 5% of REN Corporation’s qualified cash receipts up to the first $2,500,000 per year and at a rate of 10% of qualified cash receipts in excess of $2,500,000 per year. The earn-out payment will continue indefinitely until Rentech collects the $1,175,000. As of September 30, 2005, the Company has collected $4,948 of this amount and has recorded $60,000 of the remaining receivable in current assets as other receivables. In addition, the Company recorded a reserve of $1,000,000 against the total earn-out receivable due to uncertainty surrounding the estimation of collections. The Company incurred closing costs of $6,304 on the sale. Pursuant to the terms of the agreement, the buyer is responsible for all contingent liabilities that now exist or might be incurred after the date of disposal.

The net sales price is set forth as follows:

Sales Price	$1,175,000
Less transaction costs	$(6,304)

Net sales price to Rentech, Inc., after transaction costs	$1,168,696

Consisting of:
Earn-Out receivable	$1,175,000
Legal fees	$(6,304)

Net sales price to Rentech, Inc., after transaction costs	$1,168,696

Less reserve on Earn-Out	$(1,000,000)

Net sales price after transaction costs and reserve	$168,696

Book value of Rentech’s ownership in REN Corporation	$405,267

Rentech’s loss on sale of REN Corporation	$(236,571)

RENTECH, INC.

Notes to Consolidated Financial Statements

Note 2 –Discontinued Operations (continued)

The assets and liabilities of REN Corporation as of August 1, 2005, immediately prior to sale, were as follows:

August 1, 2005
Cash	$55,453
Accounts receivable, net	129,462
Costs in excess of billings	82
Prepaid expenses	11,656
Inventories	297,507

Total current assets held for sale	494,160
Property and equipment, net	306,875

Total assets held for sale	$801,035

Accounts payable	$167,987
Billings in excess of costs	92,265
Accrued payroll and benefits	34,359
Accrued liabilities	40,202
Current portion of long-term debt	27,223

Total current liabilities held for sale	362,036

Long-term debt, net of current portion	33,732

Total liabilities held for sale	$395,768

Effective with the second quarter of fiscal year 2005, this business has been reflected as a discontinued operation in the consolidated statements of operations. All prior period results have been reclassified to reflect this presentation. The assets and liabilities attributable to this business as of September 30, 2005 are $0 in the consolidated balance sheet for that period, and they have been classified in the consolidated balance sheet as of September 30, 2004 as assets and liabilities held for sale and consist of the following:

September 30, 2004
Cash	$18,499
Accounts receivable, net	68,749
Costs and estimated earnings in excess of billings	162,757
Inventories	301,951
Prepaid expenses and other current assets	6,420

Total current assets held for sale	558,376
Property and equipment, net	285,931

Total assets held for sale	$844,307

Accounts payable	$178,819
Billings in excess of costs and estimated earnings	7,800
Accrued payroll and benefits	34,425
Accrued liabilities	54,680
Lines of credit payable	492,605
Current portion of long-term debt	45,696

Total current liabilities held for sale	814,025

Total liabilities held for sale	$814,025

RENTECH, INC.

Notes to Consolidated Financial Statements

Note 2 –Discontinued Operations (continued)

Operating results of the discontinued operations from REN Corporation are as follows:

	For the Years Ended September 30,
	2005	2004	2003
Revenue	$364,190	$801,270	$1,819,852

Net loss	$(281,304)	$(608,303)	$(504,000)

Note 3 – Inventories

Inventory from continuing operations was $0 as of September 30, 2005 and September 30, 2004. Inventories held for sale consisted of the following:

	September 30,
	2005	2004
Finished goods	$—	$99,919
Work in process	—	37,134
Raw materials	—	368,865

	$—	$505,918

Note 4 – Property and Equipment

Property and equipment consist of the following:

	September 30,		Useful Lives
	2005	2004
Land	$156,550	$156,550	—
Buildings	1,364,370	1,364,370	30
Machinery and equipment	2,641,854	2,514,135	5-7
Office furniture and equipment	272,502	254,038	3-7
Computer equipment & computer software	425,207	370,755	3
Vehicles	364,338	231,081	3
Leasehold improvements	373,971	347,304	5

	5,598,792	5,238,233
Less accumulated depreciation	(2,204,304)	(1,832,768)

	$3,394,488	$3,405,465

Property & equipment held for sale	$—	$570,515
Less accumulated depreciation held for sale	—	(255,896)

	$—	$314,619

Note 5 – Investment in Advanced Technology Companies

On May 29, 1998, the Company acquired a 10% ownership in INICA, Inc. for $3,079,107. During the fourth quarter of fiscal 2003, the Company exchanged its 10% ownership in INICA for a 2.28% ownership in the common stock of Global Solar Energy, Inc. (“GSE”) and a 5.76% ownership in the common stock of Infinite Power Solutions, Inc. (“IPS”). GSE manufactures and markets flexible photovoltaic (PV) modules, while IPS is developing micro-miniature thin-film rechargeable batteries. As of September 30, 2003, the Company assessed the value of its minority ownership interests in GSE and IPS based upon currently available information. We used the most recent equity transaction to establish a per share price for our shares in GSE. We used that most recent equity transaction as a baseline and then added a 25% premium for future upside potential. Our 410,400 shares were valued at $750,000. We used the most recent equity transaction to establish a per

RENTECH, INC.

Notes to Consolidated Financial Statements

Note 5 – Investment in Advanced Technology Companies (continued)

share price for our shares in IPS. We used that most recent equity transaction as a baseline and then added a 25% premium for future upside potential. Our 375,840 shares were valued at $450,000. As a result of that assessment, the Company recorded an impairment of investment of approximately $1,900,000, reducing the net realizable value of the investment to $1,200,000. As of September 30, 2004, the Company completed an assessment of the value of its minority ownership interests in GSE and IPS based upon currently available information. No additional equity transactions had occurred since the prior calculation was completed. The existing debt of GSE is convertible, but it is not expected to convert at less than the value of the most recent equity transaction. As a result of the significant difference between previously projected revenues and cash flow for fiscal 2004 and projections at the time, as well as the revised projections for fiscal 2005, management concluded that the premium added to the value of the stock was impaired. Therefore, we reduced our valuation of our GSE shares to value of the most recent equity transaction, or $611,500. Due to the fact that IPS had only enough cash to get through December 2004 and that it had not yet reached the point of signing a memorandum of understanding or a letter of intent with any potential new partners, management concluded that Rentech’s investment in IPS was impaired. As there were no definitive agreements that would lead us to believe that IPS would continue its operations into 2005, we concluded that the investment was fully impaired and we wrote our investment down to $0. As a result of that assessment, the Company recorded an impairment of investment of $588,500 in fiscal 2004 and the investment in the two Advanced Technology Companies was recorded at the estimated net realizable value of $611,500. As of September 30, 2005, the Company completed another assessment of the value of its minority ownership interest in GSE based upon currently available information. No additional equity transactions had occurred since the prior calculation was completed. The parent company of GSE, Unisource, announced plans to sell their interest in GSE during 2005. We used the anticipated sales price of the majority shares of GSE to value our minority shares. As a result of an anticipated sales price that lowered the estimated per share value of our minority shares, management concluded that our investment was further impaired. Therefore, we reduced our valuation of our GSE shares to a value determined by the anticipated sales price of GSE, or $405,000. The assessment that the Company performed was based upon estimates. The actual value that is realized from these investments may be more or less than $405,000. The Company will recognize gains or losses on these investments, if any, when realized.

Note 6 – Investment in Sand Creek

On January 7, 2000, the Company and Republic Financial Corporation (“Republic”) through Sand Creek Energy, LLC (SCE) purchased the “Sand Creek” methanol facility and all the supporting infrastructure, buildings and the underlying 17-acre site. The Company and Republic did not expect to use the Sand Creek plant for commercial production of liquid hydrocarbons. Instead, the Company planned to sell some or all of the assets of SCE.

The owner of the facility as of September 30, 2005 is SCE, which was 50 percent owned by Rentech Development Corporation, a wholly owned subsidiary of the Company, and 50 percent owned by RFC-Sand Creek Development, LLC, a wholly-owned subsidiary of Republic.

For the years ended September 30, 2005 and 2004, the Company has contributed $170,834 and $178,049 to SCE and has recognized $171,202 and $181,890 related to its equity in SCE’s losses. As of September 30, 2005 and 2004, the Company had a $22,154 and a $18,868 receivable due from SCE. As of September 30, 2005 and 2004, SCE had no short-term or long-term debt.

On October 7, 2005, Rentech Development Corporation purchased Republic’s 50% ownership interest in Sand Creek Energy, LLC for a purchase price of $1,400,000. The Company plans to build and operate, what the Company believes to be, the United States’ first fully integrated Fischer-Tropsch, coal-to-liquids (CTL), Product Development Unit (PDU) facility at the SCE site. This plant will produce ultra-clean diesel and aviation fuels and naphtha from various domestic coals, petroleum coke and biomass feedstocks on a demonstration scale, utilizing state-of-the-art clean coal technologies. With the PDU in operation, Rentech will be able to define operating parameters of diverse hydrocarbon feedstocks under varying conditions. The products from the plant will be used to supply test quantities of these ultra-clean fuels to the numerous groups which have expressed a deepening interest in acquiring commercial quantities of Rentech’s fuels. Rentech expects the PDU to be operating by the end of calendar 2006, and to cost approximately $21 million.

RENTECH, INC.

Notes to Consolidated Financial Statements

Note 7 – Investment in FT Solutions, LLC

On June 15, 2004, the Company formed a joint venture with Headwaters Technology Innovation Group, Inc. (“Headwaters”), a wholly-owned subsidiary of Headwaters Incorporated, to combine our iron-based Fischer-Tropsch technology with that of Headwaters. The joint venture is named FT Solutions, LLC, a Delaware limited liability company (“FT Solutions”). Rentech holds 50% of the membership interest in FT Solutions. The joint venture enables Rentech to carry on its separate Fischer-Tropsch business, and to receive 100 percent of the revenues from projects that Rentech separately develops, except in China, unless otherwise agreed. FT Solutions has the exclusive right itself, or through a licensee, to manufacture and sell Fischer-Tropsch catalysts for all of its projects and all of Rentech’s separate projects. The venture contemplates that FT Solutions will contract with its customers to provide engineering services performed either through Rentech Services Corporation or by Headwaters Technology Innovation Group. FT Solutions will receive all of those fees under its contract with its customers, and FT Solutions will pay Rentech Services Corporation and Headwaters Technology Innovation Group for the services they provide.

On June 15, 2004, the Company, Headwaters Technology Innovation Group, Inc., and FT Solutions also signed a services agreement whereby both parties acknowledge that they may provide certain services to FT Solutions with respect to qualified FT projects as set forth in the agreement. Rentech Services Corporation, a wholly owned subsidiary of the Company, provided services to FT Solutions during fiscal year 2005 and the fourth quarter of fiscal 2004. As of September 30, 2005 and 2004, the Company had a $0 and $59,506 receivable due from FT Solutions.

The Company is currently discussing a dissolution of FT Solutions with Headwaters. The contemplated terms include a termination of all FT Solutions-related agreements, a return of technology and derivatives to the contributing party, a paid up license to Headwaters of Rentech’s patents covering the integration of the Rentech Process with nitrogen fertilizer production, and a license by Rentech of other Rentech Process technology to Headwaters or its affiliates on a discounted basis. Headwaters, in turn, would license its FT technology to Rentech on similar terms. There is no assurance this agreement will be finalized.

For the year ended September 30, 2005 and 2004, the Company has contributed $737,350 and $0 to FT Solutions and has recognized $564,613 and $70,525 related to its equity in FT Solutions’ losses. As of September 30, 2005, Headwaters owed Rentech $102,211 as reimbursement of amounts contributed by Rentech to FT Solutions to settle the partner payable, which is shown on the balance sheet as an other receivable. As of September 30, 2005 and 2004, FT Solutions had no short-term or long-term debt.

Note 8 –Debt

On September 27, 2002, the Company entered into a $500,000 line of credit agreement with the Bank of Denver. The line of credit was due on demand. On March 4, 2004, the Company and the Bank of Denver signed a change in terms agreement converting the line of credit to an installment loan under which the maturity date of the line was extended from March 1, 2004 to September 1, 2007, at which time all unpaid principal and interest is due. The line of credit accrued interest at the Bank of Denver Base Rate plus 0.5%, and was payable monthly through October 1, 2004, at which time the line of credit converted to an installment loan which bears interest at the same rate. The remaining balance was amortized over 36 months beginning October 1, 2004. The installment loan is collateralized by all inventory, accounts receivable and equipment of Rentech. In addition, the installment loan is secured by a second mortgage against the building in which our research and development laboratory is housed, and 1,308,500 shares of the Company’s common stock consisting of shares owned by four officers of the Company. As of September 30, 2005, the installment loan was accruing interest at 8.5% and the balance was $349,430. On October 6, 2005, the Company paid $352,187 to pay off the remaining principal and accrued interest due on this note.

Under date of November 19, 2004, the Company issued three unsecured promissory notes for loans totaling $850,000. The Company paid $61,528 in debt issuance costs related to the promissory notes. The promissory notes mature November 18, 2005, and bear annual interest between 8.5% and 10.0% with principal and interest payable on November 18, 2005. In connection with the promissory notes, the Company issued stock purchase warrants for the purchase of 745,613 shares of common stock and entered into Registration Rights Agreements providing for the registration of the shares of common stock underlying the warrants. The warrants have an exercise price of $1.14 per share of common stock, and may be exercised for three years ending on November 18, 2007. The warrants were valued using the Black-Scholes option-pricing model, which

RENTECH, INC.

Notes to Consolidated Financial Statements

Note 8 –Debt (continued)

resulted in debt issuance charges of $288,154. On February 17, 2005, Rentech was in default of these promissory notes because we did not complete the acquisition of Royster-Clark Nitrogen. As a result of the default on the loan, the Company issued additional warrants to the investors on the same terms as the original warrants for the purchase of 186,404 additional shares of its common stock at $1.14 per share. The warrants were valued using the Black-Scholes option-pricing model, which resulted in a charge to interest expense of $229,528. The Company paid a placement agent $42,500 for its services related to these promissory notes, which was recorded as debt issuance costs. In addition, the Company issued the placement agent 37,280 warrants to purchase the common stock of the Company. The warrants are exercisable at $1.14 per share, and were valued using the Black-Scholes option-pricing model, which resulted in debt issuance costs of $14,407. As of September 30, 2005, the balance of the promissory notes, including principal and interest, was $916,445, which is shown net of unamortized debt issuance costs of $39,473 on the balance sheet for a total of $876,972. In November 2005, subsequent to year end, the Company paid a total of $923,679, including principal and accrued interest, to pay off all of these promissory notes.

Long-term debt consists of the following:

	September 30,
	2005	2004
Mortgage dated February 8, 1999; monthly principal and interest payments of $7,067 with interest of 6.5% unpaid principal and accrued interest due March 1, 2029; collateralized by land and building.	$1,011,838	$1,028,742
Installment loan; monthly principal and interest payments of $15,286 with interest of 8.5%, unpaid principal and interest maturing October 2007; collateralized by 2nd deed of trust at property on E. 37th Ave. in Denver, Colorado, paid in full subsequent to year end.	349,430	—
Various promissory notes; monthly principal and interest payments of $6,949 with interest of 0% to 9.6%, unpaid principal and interest maturing from August 2006 through August 2010; collateralized by certain fixed assets of the Company.	217,679	105,939

Total long-term debt	1,578,947	1,134,681
Less current maturities	(254,973)	(55,183)

Long-term debt	$1,323,974	$1,079,498

Long-term debt held for sale	$—	$45,696
Less current maturities held for sale	—	(45,696)

	$—	$—

Future maturities of long-term debt are as follows:

Year Ending September 30,
2006	$254,973
2007	251,816
2008	66,368
2009	57,477
2010	43,268
Thereafter	905,045

$1,578,947

Note 9 – Convertible Debt

On February 25, 2002, the Company issued four long-term convertible notes totaling $2,250,000 to existing stockholders of the Company, which accrued interest at 8.5% and were due in full on February 25, 2006. The Company recorded $132,461 in debt issuance costs related to these notes. Monthly payments on the notes of $19,526 commenced on April 1, 2002. The notes were convertible into no more than 4,500,000 registered shares of the Company’s common stock, less two shares for

RENTECH, INC.

Notes to Consolidated Financial Statements

Note 9 – Convertible Debt (continued)

every one dollar of principal reduction of the notes paid in the form of cash. The notes allowed the lenders to convert part or all of the principal balance into common stock at a conversion price of $0.50 per share if the market price of the common stock on the conversion date was $0.50 per share or higher. Starting on the first day of the thirteenth calendar month following the date of the notes, and continuing on the first day of each succeeding month until the notes were paid in full, principal in the amount of one-thirty-sixth of the declining principal balance of the notes automatically converted into the Company’s common stock at a conversion price of $0.50 per share. The notes began to automatically convert into the Company’s common stock on March 1, 2003. On December 29, 2004, three of the convertible notes were converted by the note holders into 1,629,929 shares of the Company’s common stock. On January 19, 2005, the balance of the fourth convertible note was converted by the holder into 424,332 shares of the Company’s common stock. As of September 30, 2005 and 2004, the balance of these notes was $0 and $1,131,457, respectively.

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

On August 28, 2003, the Company entered into two convertible notes totaling $865,000 with existing stockholders of the Company. Funds of $550,000 were received in fiscal 2003, and $315,000 was received in fiscal 2004. The notes bear interest at 10% and mature on August 28, 2006, with all unpaid principal and interest due at that time. Interest-only payments are due on the first day of each month. The Company recorded $10,133 in debt issuance costs related to these notes, including $1,650 in the year ended September 30, 2004. The market price of the Company’s common stock was greater than the conversion rate included in the notes. As a result, the Company recorded $431,333 in deferred financing charges related to these notes, including $187,000 in the year ended September 30, 2004. The deferred financing charges are being amortized over the life of the notes. The notes are convertible at any time in whole or in part into registered common stock of the Company at a conversion rate of $0.45 per share. The balance of these convertible notes at September 30, 2005 and 2004 was $865,000, which is shown net of unamortized deferred financing charges of $135,594 and $283,515 on the balance sheet for a total of $729,406 and $581,485, respectively.

Under date of November 19, 2004, the Company issued two unsecured promissory notes to an existing stockholder totaling $1,000,000. In connection with the promissory notes, the Company issued stock purchase warrants for the purchase of 877,192 shares of common stock and entered into Registration Rights Agreements providing for the registration of the shares of common stock underlying the warrants. The promissory notes mature November 18, 2005, and bear annual interest of 8.5% with principal and interest payable on November 18, 2005. The warrants have an exercise price of $1.14 per share of common stock, and may be exercised for three years ending on November 18, 2007. The warrants were valued using the Black-Scholes option-pricing model, which resulted in debt issuance charges of $339,005. On February 17, 2005, the Company was in default of these promissory notes as it failed to complete the acquisition of Royster-Clark Nitrogen, Inc. As a result of the default on the loan, Rentech issued additional warrants to the investor on the same terms as the original warrants for the purchase of 219,298 additional shares of its common stock at $1.14 per share, and has allowed for the conversion of the unpaid balances of the notes into common stock. The conversion rate is determined by dividing the balance of principal and interest due on the notes as of the date of a written conversion notice by 90% of the average closing price of the Company’s common stock over the ten trading days immediately prior to the date the written notice is received by Rentech, provided the conversion price will be no less than $1.14 per share. The warrants were valued using the Black-Scholes option-pricing model, which resulted in a charge to interest expense of $270,034. As of September 30, 2005, the balance of the promissory notes, including principal and interest, was $1,067,301, which is shown net of unamortized debt issuance costs of $46,439 on the balance sheet for a total of $1,020,862. On October 27, 2005, subsequent to year-end, the two promissory notes were converted into 493,332 shares of Rentech common stock at a conversion price of $2.18 per share.

RENTECH, INC.

Notes to Consolidated Financial Statements

Note 9 – Convertible Debt (continued)

On May 20, 2005, the Company issued two convertible promissory notes to current directors of the company totaling $1,000,000. The promissory notes have no maturity date, and bear annual interest at the Wall Street Journal Prime Rate plus 2% (8.75% at September 30, 2005). Commencing on the earlier of 90 days after the date of the notes or the date that an effective registration is on file with the Securities and Exchange Commission, any outstanding principal balance of these notes may, at the option of the holder, be converted at any time or from time to time into common stock of the Company at a conversion price of $1.52 per share. Rentech may, at its option, require the holders to convert all their convertible shares into common shares if the market price for the common stock for the preceding 20 trading days has been $2.70 or more per share. Interest is payable monthly in arrears on the last day of each month, in cash or at the option of the Company, payable in shares of the Company’s registered, free-trading common stock at a conversion price of $1.52 per share. In connection with the promissory notes, the Company issued stock purchase warrants for the purchase of 657,981 shares of common stock. The warrants have an exercise price of $1.61 per share of common stock, and may be exercised for three years ending on April 7, 2008. The warrants were valued using the Black-Scholes option-pricing model, which resulted in debt issuance charges of $381,474. The issuance of the convertible notes resulted in a beneficial conversion feature of $315,685. The beneficial conversion feature was fully amortized to interest expense in fiscal 2005. As of September 30, 2005, the balance of the promissory notes was $1,000,000, which is shown net of unamortized debt issuance costs of $356,042 on the balance sheet for a total of $643,958.

Future maturities of long-term convertible debt are as follows, including automatic conversions to common stock as well as cash payments:

Year Ending September 30,
2006	$729,406
Thereafter	643,958

$1,373,364

Required cash payments on convertible notes for the year ending September 30, 2006 based on current interest rates are $163,205.

Note 10 – Lines of Credit

On September 17, 2004, the Company entered into a Senior Secured Note with Mitchell Technology Investments, a California general partnership (“Mitchell”) that provided Rentech with a credit facility of up to $2,000,000. In connection with the Senior Secured Note, Rentech issued Mitchell a stock purchase warrant for the purchase of 1,250,000 shares of common stock and entered into a Registration Rights Agreement with Mitchell providing for the registration of the shares of common stock underlying the warrant. The Senior Secured Note was scheduled to mature March 20, 2005, and bore annual interest at 9%, payable monthly, commencing November 1, 2004. The Company recorded $216,376 in debt issuance costs related to the note. On March 8, 2005, the Company paid off the loan in full, plus accrued interest, and the line of credit balance at September 30, 2005 was $0. As of September 30, 2004, the balance of the credit facility was $157,729, which is shown net of unamortized debt issuance costs related to the warrants of $457,491.

The warrant issued to Mitchell has an exercise price of $1.14 per share of common stock, subject to adjustments, and may be exercised for five years ending on September 16, 2009. If Rentech’s planned conversion of the Royster-Clark nitrogen fertilizer plant in East Dubuque, Illinois to use coal as a feedstock rather than natural gas is not completed, and Rentech does not commence commercial operations of the reconfigured plant by March 31, 2008, the term of the warrant will be extended for a period equal to the delay and the exercise price will be reduced by one-half. The warrants were valued using the Black-Scholes option-pricing model, which resulted in offering cost charges of $492,271, recorded as debt issuance costs. Jefferies & Company, Inc. (“Jefferies”) acted as financial advisor and sole placement agent with the structuring, issuance and sale of the debt securities for the Company. The Company paid Jefferies $80,468 for its services, which was recorded as debt issuance costs. In addition, the Company issued Jefferies 50,000 warrants, on the same terms as the Mitchell warrants, to purchase the common stock of Rentech. The warrant is exercisable at $1.14 per share. The warrant was valued using the Black-Scholes option-pricing model, which resulted in offering cost charges of $19,691 recorded as debt issuance costs.

On February 25, 2002, the Company entered into a $1,000,000 business line of credit agreement with Premier Bank through our former 56% owned subsidiary, REN Corporation. The line of credit bears interest at prime plus 1.5% (8.25% at September 30, 2005), and interest is accrued and payable monthly. On February 27, 2002, the Company purchased a

RENTECH, INC.

Notes to Consolidated Financial Statements

Note 10 – Lines of Credit (continued)

$500,000 certificate of deposit with Premier Bank, to be used as collateral on the line of credit. On September 29, 2004, the Company entered into an amended agreement with Premier Bank whereby the Company redeemed the $500,000 certificate of deposit and applied it against the outstanding balance of the loan. In addition, the available line of credit amount was reduced from $1,000,000 to $500,000. On July 29, 2005, the line of credit was transferred from REN Corporation to Petroleum Mud Logging, Inc. The terms of the loan remain the same, however, the guarantee by the minority shareholder of REN Corporation and the collateral of the first deed of trust on the real property of REN Corporation were eliminated from the loan collateral. In addition, two debt covenants were added to the loan whereby PML must maintain a minimum tangible net worth of not less than $1,600,000 and the balance of the line of credit is not to exceed 70% of the accounts receivable balance less than 90 days. As of September 30, 2005, PML was in default of the minimum tangible net worth covenant. PML obtained a waiver from the bank which waived the covenant as of September 30, 2005. The line of credit matures on May 1, 2006, at which time all unpaid principal and interest is due. The line of credit is collateralized by the first deeds of trust on the real property of Petroleum Mud Logging, Inc. and is guaranteed by Rentech. The balance of this line of credit at September 30, 2005 and 2004 was $499,218 and $492,605, respectively.

Note 11 – Stockholders’ Equity

Stockholder Rights Plan

On October 28, 1998, the Company announced the adoption of a Stockholder Rights Plan, intended to protect from unfair or coercive takeover attempts. The Rights become exercisable only if a tender offer is made. The grant of the rights was made to stockholders of record on November 10, 1999.

Preferred Stock

During fiscal 2005, the Company filed Amended and Restated Articles of Incorporation authorizing 90,000 shares of Series A Convertible Preferred Stock. On April 8, 2005, Rentech, Inc. entered into a Securities Purchase Agreement that provided it with gross proceeds of $9 million through a private placement of preferred stock with M.A.G. Capital, LLC through its designated funds, Monarch Pointe Fund, Ltd, Mercator Momentum Fund, III, LP, and Mercator Momentum Fund, LP, and with Pentagon Special Purpose Fund, Ltd. (the “Investors”). The agreement provided for a private placement of 90,000 shares of Rentech’s Series A Convertible Preferred Stock at $100 per share. The preferred stock is non-voting and has a preference of priority in liquidation over common and prior or subsequent series of preferred stock, if any. The preferred stock is convertible into shares of Rentech’s common stock, at the earlier of 90 days after closing or the effective date of the registration statement, at 80 percent of the volume weighted average price per share for the five trading days preceding any conversion, but not at more than $1.3852 or less than $0.80 per share. Rentech may, at its option, require the holders to convert all their preferred stock into common shares if the market price for the common stock for the preceding 20 trading days has been $2.70 or more per share. Such a conversion by Rentech may be limited if it would make the stock held by the Investors through this transaction and the conversion exceed 9.99% of the common stock outstanding. The difference between the conversion price and the fair market value of the convertible preferred stock on the commitment date (transaction date) resulted in a beneficial conversion feature of $5,674,749, which was treated as a discount on preferred stock. The beneficial conversion feature was fully amortized to deemed dividends over 90 days. During fiscal 2005, 31,000 shares of the convertible preferred stock was converted into 2,237,944 shares of Rentech common stock at a conversion price of $1.3852 per share. Subsequent to year-end, an additional 29,000 shares of the convertible preferred stock was converted into 2,093,561 shares of Rentech common stock at a conversion price of $1.3852 per share.

The Investors also acquired warrants for the purchase of 5,921,910 shares of common stock. The warrants may be exercised at a price of $1.61 per share for a term of three years, ending April 8, 2008. The warrants were valued using the Black-Scholes option-pricing model and adjusted to relative fair value, which resulted in a deemed dividend of $3,325,251. Under the terms of a Registration Rights Agreement with the Investors, Rentech filed a registration statement with the Securities and Exchange Commission on May 23, 2005, which was declared effective on August 5, 2005, for the shares of common stock underlying the preferred stock and the warrants.

By the placement of the preferred stock described above, Rentech became obligated to pay a monthly dividend on the outstanding shares of preferred stock. The dividend rate is the prime rate as reported by the Wall Street Journal on the first day of the month, plus two percent, times $100 per share. The dividend is payable in cash, or at Rentech’s option, in registered shares of common stock at the market price at the time of payment as long as the stock price is greater than or equal to $2.00 per share. As of September 30, 2005, Rentech has paid all such dividends in cash in the amount of $341,475.

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

The Company engaged a financial consultant to assist with the structuring and issuance of the Preferred Stock. The Company paid the financial consultant $410,000 for its services, which was charged to additional paid in capital. In addition, the Company issued 270,000 warrants to the consultant, on the same terms as the warrants issued to M.A.G. Capital, LLC and the Investors, to purchase common stock of Rentech. The warrants are exercisable at $1.61 per share. The warrants were valued using the Black-Scholes option-pricing model, which resulted in offering cost charges of $187,758 recorded to additional paid in capital.

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

Common Stock

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

During fiscal 2003, the Company issued 300,000 shares of its common stock with a market value of $159,000 in payment for director’s fees for fiscal 2002, fiscal 2003 and fiscal 2004. The Company did not distribute the shares attributable to fiscal 2003 and fiscal 2004 until the end of each fiscal year and the completion of director services for that annual period. For the years ended September 30, 2004, 2003 and 2002, the Company has charged $53,000 to expense.

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

During fiscal 2005, the Company and Wellington Management Company completed a Securities Purchase Agreement whereby a group of purchasers represented by Wellington purchased 13,436,000 shares of Rentech common stock at a price of $2.30 per share. As of September 30, 2005, we had received $18,647,250 out of the $30,902,800 total proceeds, and recorded the additional $12,255,550 as a subscription receivable on the balance sheet. We received the remaining $12,255,550 during the first week of October 2005.

During fiscal 2005, the Company issued 2,405,249 shares of its common stock upon the exercise of stock options and warrants for net cash proceeds of $2,432,314. In addition, officers of the Company used $74,375 of deferred compensation to exercise stock options for 70,000 shares of the Company’s common stock.

During fiscal 2005, the Company issued 2,256,219 shares of its common stock upon the conversion of $1,128,109 of long-term convertible debt to stockholders. The Company incurred $697,159 in non-cash offering costs during fiscal 2005 related to the convertible notes issued during the period.

During fiscal 2005, the Company also issued 6,579 shares of common stock for services valued at $9,759.

Stock Options and Stock Warrants

At September 30, 2005, the Company had five active stock option plans, which are described below.

During 1996, the Company’s board of directors adopted the 1996 Stock Option Plan which allows the issuance of incentive stock options, within the meaning of the Internal Revenue Code, and other options pursuant to the plan that constitute nonstatutory options. The Company has reserved 500,000 shares of the Company’s $0.01 par value common stock for issuance under the plan. At September 30, 2005 and 2004, 209,000 and 240,000 stock options were outstanding under this plan.

During 1998, the Company’s board of directors adopted the 1998 Stock Option Plan which allows the issuance of incentive stock options, within the meaning of the Internal Revenue Code, and other options pursuant to the plan that constitute nonstatutory options. The Company has reserved 500,000 shares of the Company’s $0.01 par value common stock for issuance under the plan. At September 30, 2005 and 2004, 251,000 and 348,000 stock options were outstanding under this plan.

During 2001, the Company’s board of directors adopted the 2001 Stock Option Plan which allows the issuance of incentive stock options, within the meaning of the Internal Revenue Code, and other options pursuant to the plan that constitute nonstatutory options. The Company has reserved 500,000 shares of the Company’s $0.01 par value common stock for issuance under the plan. At September 30, 2005 and 2004, 482,000 and 500,000 stock options were outstanding under this plan.

RENTECH, INC.

Notes to Consolidated Financial Statements

Note 11 – Stockholders’ Equity (continued)

Stock Options and Stock Warrants (continued)

During 2003, the Company’s board of directors adopted the 2003 Stock Option Plan which allows the issuance of incentive stock options, within the meaning of the Internal Revenue Code, and other options pursuant to the plan that constitute nonstatutory options. The Company has reserved 500,000 shares of the Company’s $0.01 par value common stock for issuance under the plan. At September 30, 2005 and 2004, 460,000 and 373,000 stock options were outstanding under this plan.

During 2005, the Company’s board of directors adopted the 2005 Stock Option Plan which allows the issuance of incentive stock options, within the meaning of the Internal Revenue Code, and other options pursuant to the plan that constitute nonstatutory options. The Company has reserved 1,000,000 shares of the Company’s $0.01 par value common stock for issuance under the plan. At September 30, 2005, 1,000,000 stock options were outstanding under this plan.

In addition to the five active stock option plans described above, the Company has issued options to purchase the Company’s $0.01 par value common stock under the 1994 Stock Option Plan, which expired in July 2004. At September 30, 2005 and 2004, 20,000 and 50,000 stock options were outstanding under this plan. In addition, the Company has issued options to purchase the Company’s $0.01 par value common stock pursuant to minutes of the board of directors. At September 30, 2005 and 2004, 754,000 and 1,210,500 of these stock options were outstanding. The Company has also issued options to purchase the Company’s $0.01 par value common stock pursuant to business option agreements. At September 30, 2005 and 2004, 660,000 and 410,000 of these stock options were outstanding. The Company has also issued options to purchase the Company’s $0.01 par value common stock pursuant to a proposed 2006 Stock Option Plan, which will be voted on at our March 2006 annual meeting. At September 30, 2005 825,000 of these stock options were outstanding. The options under this plan are subject to approval of the plan by the Board of Directors and shareholders.

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

During fiscal 2004, the Company also issued options to Royster-Clark, Inc. as part of a stand-still agreement to purchase 250,000 shares of the Company’s common stock. The options were valued using the Black-Scholes option-pricing model, which resulted in an offering cost charge to additional paid in capital of $117,235.

During fiscal 2004, the Company issued warrants to a lender and a consultant to purchase 1,300,000 shares of the Company’s common stock. The warrants were related to a bridge loan. The warrants were valued using the Black-Scholes option-pricing model, which resulted in an offering costs of $511,962 recorded as debt issue costs.

During fiscal 2004, the Company issued warrants to a consultant to purchase 100,000 shares of the Company’s common stock. The warrants were related to work done on the potential Royster-Clark Nitrogen, Inc. acquisition. The warrants were valued using the Black-Scholes option-pricing model, which resulted in an offering costs of $44,588 recorded as deferred acquisition costs.

During fiscal 2005, the Company extended the expiration date of 579,828 warrants that were previously issued to accredited investors of the Company. The extension was valued under the Black-Scholes option-pricing model, which resulted in no compensation expense. The Company also extended the term of 231,667 warrants issued to a broker. The extension was valued under the Black-Scholes option-pricing model, which resulted in a charge to additional paid in capital of $199,257. In fiscal 2005, the broker exercised these warrants.

During fiscal 2005, the Company issued warrants to accredited investors in conjunction with five bridge loans to purchase 1,660,085 shares of the Company’s common stock. The warrants were valued using the Black-Scholes option-pricing model, which resulted in charges to additional paid in capital of $641,566. In February 2005, the Company issued an additional 405,702 warrants to purchase shares of the Company’s common stock to the same accredited investors as a result of default provisions in the promissory notes. The warrants were valued using the Black-Scholes option-pricing model, which resulted in charges to interest expense of $499,560.

During fiscal 2005, the Company issued options to Royster-Clark, Inc. to purchase 250,000 shares of the Company’s common stock as part of a stand-still agreement. The options were valued using the Black-Scholes option-pricing model, which resulted in deferred acquisition costs of $178,766, which were subsequently written-off to abandoned acquisition costs.

During fiscal 2005, the Company also issued a total of 20,000 options to two executives of our former subsidiary, OKON, Inc., as executive incentives to remain employed with OKON, Inc. through the close of the sale transaction. These options were valued using the Black-Scholes option-pricing model, which resulted in a reduction of the gain on sale of $20,503. In addition to the options issued, the Company also granted an extension of 61,000 options previously issued to these executives under Rentech stock option plans. The extensions were valued under the Black-Scholes option-pricing model, which resulted in a reduction of the gain on sale of $73,919.

During fiscal 2005, the Company issued options to employees and directors of the Company to purchase 902,000 shares of the Company’s common stock at the market price on the date of grant. The options were valued at $861,015 using the Black-Scholes option-pricing model and did not result in a charge to compensation expense.

During fiscal 2005, the Company issued various warrants in conjunction with the issuance of convertible preferred stock. Refer to the Preferred Stock section of this footnote for further information regarding those warrants.

RENTECH, INC.

Notes to Consolidated Financial Statements

Note 11 – Stockholders’ Equity (continued)

Stock Options and Stock Warrants (continued)

During fiscal 2005, a consultant of the Company earned 60,000 options to purchase common stock of Rentech under a consulting agreement. The options issued were valued using the Black-Scholes option-pricing model, which resulted in consulting expenses of $67,679. In addition, the same consultant earned 50,000 options as a success reward for work done to ensure inclusions in the recently signed Energy Bill that would provide significant benefit for FT projects. The options issued were valued using the Black-Scholes option-pricing model, which resulted in consulting expenses of $67,946.

During fiscal 2005, in connection with convertible promissory notes issued to two directors of the Company, the Company issued stock purchase warrants for the purchase of 657,981 shares of common stock. The warrants have an exercise price of $1.61 per share of common stock, and may be exercised for three years ending on April 7, 2008. The warrants were valued using the Black-Scholes option-pricing model, which resulted in debt issuance charges of $381,474.

During fiscal 2005, the Company issued 60,000 warrants to purchase shares of the Company’s common stock to a financial public relations company who signed a consulting agreement with the Company. The warrants were valued using the Black-Scholes option-pricing model, which resulted in consulting expense of $30,299.

During fiscal 2005, the Company issued a warrant to Management Resource Center, Inc. The warrant agreement contains a right of assignment where the warrant can be assigned to D. Hunt Ramsbottom, President of Rentech. The warrant is for the purchase of 3.5 million shares of the Company’s common stock at an exercise price of $1.82. The warrant will vest in the following incremental amounts upon such time as the Company’s stock reaches the stated closing prices for 12 consecutive trading days: 10% at $2.10; 15% at $2.75; 20% at $3.50; 25% at $4.25; and 30% at $5.25. The Company will recognize compensation expense as the warrants vest, as the total number of shares granted is not known on the grant date. The Company is accounting for the warrants under APB Opinion 25, “Accounting for Stock Issued to Employees” due to the employer-employee relationship between the Company and Mr. Ramsbottom. Under APB Opinion 25, compensation cost is recognized for stock options issued to employees when the exercise price of the Company’s stock options granted is less than the market price of the underlying common stock on the date of grant. On September 2, 2005, 10%, or 350,000, of the warrants vested. The Company recognized $332,500 of compensation expense under APB Opinion 25. The Company also valued the vested warrants at $656,394 using the Black-Scholes option-pricing model, which did not result in a charge to compensation expense under SFAS No. 123, and is shown as a pro-forma disclosure in Note 1. On November 29, 2005, another 525,000 warrants (15%) were earned when the Company’s stock price traded at or above $2.75 for twelve consecutive days. The Company will account for these warrants under SFAS No. 123(R), which was adopted October 1, 2005. The Company valued these warrants under the Black-Scholes option-pricing model used under SFAS No. 123, and estimates compensation expense to be approximately $1.1 million. The Company is currently working to refine the fair value model that will be used to estimate the fair value of options and warrants under SFAS No. 123(R). We do not expect the value calculated under SFAS No. 123(R) to be materially different than the estimated amount.

During fiscal 2005, the Company issued 965,000 options as part of a retirement package for the CEO and COO of the Company. The options were valued at $944,041 using the Black-Scholes option-pricing model and did not result in a charge to compensation expense.

RENTECH, INC.

Notes to Consolidated Financial Statements

Note 11 – Stockholders’ Equity (continued)

Stock Options and Stock Warrants (continued)

The following table summarizes information on stock option and warrant activity:

	Options		Warrants
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, September 30, 2002	5,104,766	0.92	4,140,836	1.95
Granted	126,000	0.86	2,609,069	0.54
Exercised	(102,000)	0.81	—	—
Canceled	(301,000)	0.82	(150,000)	1.64

Outstanding, September 30, 2003	4,827,766	2.53	6,599,905	1.40
Granted	850,784	0.90	1,647,064	1.11
Exercised	(2,325,820)	1.05	(3,771,367)	0.69
Canceled	(221,230)	0.63	(600,000)	0.45

Outstanding, September 30, 2004	3,131,500	0.80	3,875,602	1.14
Granted	2,247,000	2.00	10,251,678	1.50
Exercised	(643,000)	0.89	(1,832,249)	1.06
Canceled	(74,500)	1.59	(183,079)	2.51

Outstanding, September 30, 2005	4,661,000	$1.35	12,111,952	$1.44

Exercisable, September 30, 2005	4,661,000	$1.35	12,111,952	$1.44

Exercisable, September 30, 2004	3,131,500	$0.80	3,875,602	$1.14

Exercisable, September 30, 2003	4,827,766	$2.53	6,599,905	$1.40

	Options	Warrants
Weighted average fair value of options and warrants granted during 2005	$0.95	$0.70
Weighted average fair value of options and warrants granted during 2004	$0.39	$0.37
Weighted average fair value of options and warrants granted during 2003	$0.16	$0.12

The Company applies APB Opinion 25, “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for the plans. Under APB Opinion 25, when the exercise price of the Company’s employee stock options is less than the market price of the underlying stock on the date of grant, compensation cost is recognized.

FASB Statement 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), requires the Company to provide pro forma information regarding net loss and net loss per share as if compensation costs for the Company’s stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2005, 2004 and 2003, respectively; dividend yield of 0 percent for all years; expected volatility of 48 to 76 percent in 2005, 40 to 55 percent in 2004 and 37 to 42 percent in 2003, risk-free interest rates of 2.60 to 4.18 percent in 2005, 1.0 to 3.8 percent in 2004 and 1.18 to 2.16 percent in 2003; and expected lives of .06 to 5 years in 2005, .76 to 5 years in 2004 and 0.16 to 5 years in 2003 for the Plans and stock awards.

RENTECH, INC.

Notes to Consolidated Financial Statements

Note 11 – Stockholders’ Equity (continued)

Stock Options and Stock Warrants (continued)

The following information summarizes stock options outstanding and exercisable at September 30, 2005:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.41-$0.47	929,000	1.70	$0.42	929,000	$0.42
$0.63-$0.95	875,000	2.93	0.88	875,000	0.88
$0.98-$1.14	865,000	1.38	1.07	865,000	1.07
$134-$1.50	320,000	4.28	1.48	320,000	1.48
$1.85-$1.88	707,000	4.81	1.85	707,000	1.85
$2.53	965,000	2.00	2.53	965,000	2.53

$0.41-$2.53	4,661,000	2.58	$1.35	4,661,000	$1.35

The following information summarizes stock options outstanding and exercisable at September 30, 2004:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.41-$0.60	1,139,500	2.48	$0.45	1,139,500	$0.45
$0.63-$0.95	1,045,000	3.61	0.86	1,045,000	0.86
$1.05-$1.09	655,000	1.45	1.07	655,000	1.07
$1.14	50,000	4.27	1.14	50,000	1.14
$1.25-$1.78	200,000	0.73	1.30	200,000	1.30
$1.93	42,000	0.64	1.93	42,000	1.93

$0.41-$1.93	3,131,500	2.54	$0.80	3,131,500	$0.80

The following information summarizes stock warrants outstanding and exercisable at September 30, 2005:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.75-$0.94	211,000	9.03	$0.77	211,000	$0.77
$1.00-$1.14	3,457,086	2.69	1.13	3,457,086	1.13
$1.20-$1.30	639,828	0.49	1.21	639,828	1.21
$146-$1.61	7,454,038	2.52	1.61	7,454,038	1.61
$1.82	350,000	4.85	1.82	350,000	1.82

$0.75-$1.82	12,111,952	2.64	$1.44	12,111,952	$1.44

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

Note 12 – Commitments and Contingencies

Employment Agreements

The Company has entered into an employment agreement with one of its officers that extends from January 1, 2001 to December 31, 2007. In the event that the Company terminates an officer’s employment for any other reason other than for cause, the Company shall pay the officer his compensation for the remainder of the term or one year, whichever is greater. In addition, the Company has an employment agreement with one other officer with an expiration date of October 1, 2006. The employment agreement with this officer provides for the termination of the agreement upon termination of employment, regardless of the reason for termination. The employment agreements set forth annual compensation to the two officers of $282,146. The Company’s total future obligations under employment agreements as of September 30, 2005 are $282,146 (2006), $168,146 (2007) and $42,037 (2008). Compensation is adjusted annually based on the cost of living index.

Retirement Payable

Effective September 30, 2005, the Company announced the retirement packages for the current CEO and COO of the Company. The CEO and COO will retire no later than December 31, 2005 or at such earlier time as is determined by the Company’s President. The Company will pay total severance of $500,911 for each of the calendar years 2006 and 2007. The Company will pay six months severance on the last day of employment; monthly payments will commence in the seventh month after retirement. The Company will pay $440,000 in lieu of certain benefits and bonus opportunities that would have accrued under the employment agreements, in cash, or at their election, against the exercise price of stock options. The Company amended $127,263 of convertible promissory notes to extend the term (to September 30, 2008), and reduce the interest rate (to the prime rate published by the Wall Street Journal). The Company will pay their unfunded deferred compensation in the amount of $326,508, in cash or, at their election, against the exercise price of stock options. The CEO will enter into a consulting agreement with the Company providing for a monthly fee of $10,000, for a term of one year, commencing on the day after his last date of employment. The Company granted the CEO and COO stock options with a two year term and an exercise price of $2.53 per share for 190,000 shares under the Company’s 2005 Stock Option Plan, and 775,000 shares under the Company’s proposed stock option plan for 2006, subject to approval of the plan by the Board of Directors and shareholders. As of September 30, 2005, the Company has accrued $905,683 as a short-term retirement payable and $656,139 as a long-term retirement payable. Subsequent to year end, the CEO and COO used the $440,000 payment in lieu of certain benefits and bonus opportunities and their remaining deferred compensation balance, see Note 20, to exercise stock options. On October 12, 2005, they used the remaining $326,508 of deferred compensation and $137,727 of their payment due in lieu of certain benefits and bonus opportunities to exercise 365,000 stock options. On November 3, 2005, they used $199,695 of their payment due in lieu of certain benefits and bonus opportunities and a cash payment of $25,402 to exercise 75,000 stock options, which reduced the outstanding payment due in lieu of certain benefits and bonus opportunities to $102,578.

RENTECH, INC.

Notes to Consolidated Financial Statements

Note 12 – Commitments and Contingencies (continued)

Retirement Plans

On January 1, 1998, the Company established a 401(k) plan. Employees who are at least 21 years of age are eligible to participate in the plan and share in the employer matching contribution. The Company is currently matching 75% of the first 6% of the participant’s salary deferrals. All participants who have completed 1,000 hours of service and who are employed on the last day of the plan year are eligible to share in the non-matching employer contributions. Employer matching and non-matching contributions vest immediately in years in which the plan is not top heavy. During years in which the plan is top heavy, employer matching and non-matching contributions vest 100% after three years of service. The Company contributed $183,244, $143,963and $163,651 to the plan for the years ended September 30, 2005, 2004, and 2003.

Operating Leases

The Company leases office space under a non-cancelable operating lease, which expires on October 31, 2009, with a renewal option for an additional five years. The Company also has various operating leases, which expire through January 2011. Total lease expense for the years ended September 30, 2005, 2004, and 2003 was approximately $224,000, $237,000 and $261,000, respectively.

Future minimum lease payments as of September 30, 2005 are as follows:

Year Ending September 30,
2006	$193,166
2007	154,513
2008	149,783
2009	164,897
2010	14,419
Thereafter	155

$676,933

The Company leases a portion of its building located in Denver, Colorado, to a third party under a non-cancelable leasing arrangement. The Company accounts for this lease as an operating lease. The lease expires on April 30, 2010. Total lease income for the years ended September 30, 2005, 2004 and 2003 was approximately $88,000 each year.

Future minimum lease payments receivable as of September 30, 2005 are as follows:

Year Ending September 30,
2006	$88,248
2007	88,248
2008	88,248
2009	88,248
2010	51,478
Thereafter	—

$404,470

Litigation

In the normal course of business, the Company is party to litigation from time to time. The Company maintains insurance to cover certain actions and believe that resolution of such litigation will not have a material adverse effect on the Company.

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

Note 13 – Costs and Estimated Earnings on Uncompleted Contracts

The costs and estimated earnings relating to uncompleted contracts are summarized as follows:

	September 30,
	2005	2004
Cost incurred on uncompleted contracts	$—	$562,386
Estimated earnings	—	69,587

Total costs incurred and estimated earnings	—	631,973
Less billings to date	—	(725,000)

	$—	$(93,027)

Included in the accompanying balance sheet as of September 30, 2005 and 2004 under the following captions:

	September 30,
	2005	2004
Costs and estimated earnings in excess of billings on uncompleted contracts	$—	$14,253
Billings in excess of costs and estimated earnings on uncompleted contracts	—	(107,280)

	$—	$(93,027)

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

Upon the adoption of SFAS No. 142, the Company evaluated the useful lives of its existing identifiable intangible assets and determined that the existing useful lives are appropriate. The Company completed its annual impairment test as of March 31, 2004 and determined that there was no impact on the Company’s financial position and results of operations, as goodwill was not impaired. Goodwill is tested annually and whenever events and circumstances occur indicating that goodwill might be impaired. As of September 30, 2005, the Company completed its annual impairment test and determined that goodwill was not impaired.

The Company recorded $257,556 and $322,650 in amortization expense during the years ended September 30, 2005 and 2004, and estimates expense of approximately $258,000, $258,000, and $210,000 in each of the fiscal years ending September 30, 2006, 2007, and 2008 related to identifiable intangibles with a finite life.

RENTECH, INC.

Notes to Consolidated Financial Statements

Note 14 – Goodwill and Other Intangibles (continued)

The following table summarizes the activity in goodwill for the periods indicated:

	For the Years Ended September 30,
	2005	2004
Paints – Discontinued operations
Beginning balance	$839,841	$839,841
Additions	—	—
Deletions for sold subsidiary	(839,841)	—
Amortization	—	—

	$—	$839,841

Oil and gas field services – Continuing operations
Beginning balance	$166,713	$166,713
Additions	—	—
Amortization	—	—

	$166,713	$166,713

The following table summarizes the activity for intangible assets subject to amortization:

	For the Years Ended September 30,
	2005	2004
Licensed technology and technology rights
Gross carrying amount	$3,718,895	$3,718,895
Accumulated amortization	(2,994,068)	(2,736,512)

	$724,827	$982,383

Aggregate amortization expense	$257,556	$257,556

Note 15 – Minority Interest

On August 1, 2001, the Company received 7,127 shares of common stock of REN Corporation, which represents a 56% majority interest, for a total purchase price of $1,414,716. At the date of the acquisition, REN had not satisfied certain obligations as originally contemplated by the parties. As a result, the original shareholders of REN executed a promissory note under which they agreed to assign to the Company their rights to an allocation of profits from REN until an amount of profits was allocated to the Company equal to $229,561 plus 6% accrued interest on the outstanding balance accruing on August 1, 2001. In accordance with the stock purchase agreement, this amount would be a cash payment out of future dividends that REN declares to the original shareholders. These cash payments would be provided to the Company by the original shareholders, and the investment in REN would be reduced by such payments. As of September 30, 2005, no such distributions have been made.

During fiscal 2002, the Company chose to modify the purchase price allocation as per the provisions of SFAS 142 for the acquisition of REN. The $229,561 receivable from the original REN stockholders was reclassified from the investment in REN to a long-term note receivable from the original REN shareholders. The reclassification was made to more accurately reflect the transaction as the receivable was expected to be collectible in the future. As a result of the reclassification, REN’s goodwill was reduced from $504,814 to $275,253. Per the Stock Purchase Agreement, the note receivable from the original REN stockholders accrued interest at 6% per annum.

The receivable from the original REN shareholders per the Stock Purchase Agreement as well as the advances of the quarterly installments paid to Case Corporation were accounted for as a note receivable from the original REN shareholders. Total principal and accrued interest for this note receivable as of September 30, 2003 was $580,657. However, as of September 30, 2003, REN’s customer contract backlog was not sufficient to support the valuation of the note receivable or REN’s goodwill. Therefore, as of September 30, 2003, the Company fully reserved for the note receivable as a bad debt expense in the amount of $580,657 and wrote off the goodwill associated with REN in the amount of $275,253 to impairment of investments.

RENTECH, INC.

Notes to Consolidated Financial Statements

Note 15 –Minority Interest (continued)

In connection with the acquisition of REN, the Company entered into an employment contract with Gary Roberts and non-compete agreements with Mr. Roberts and several other employees. Rentech is the owner of key-man life insurance policies for these people and therefore valued the non-compete agreements, which have a five-year life, at 25% of the value of the policies, or $162,500. The value of each policy was based upon an estimate to replace these employees. Management determined that a valuation of the non-compete agreements based upon profits lost if these employees were to leave would not be reasonable as Mr. Roberts owns 44% of REN and therefore has a significant incentive not to leave. During the fourth quarter of fiscal 2004, due to the lack of new projects, management concluded that this asset was impaired and wrote off the remaining amortized cost of $57,867.

Effective August 1, 2005, the Company sold its 56% ownership interest in REN Corporation. The purchasing entity was REN Holding Corporation (RHC), an Oklahoma corporation, consisting of a management group previously involved in REN. The sales price of the transaction was $1,175,000, payable in the form of earn-out payments based on RHC’s qualified cash receipts. These qualified cash receipts are intended to include payments for sales and services received by REN from its customers. Not included as qualified cash receipts are any cash proceeds from loans, investments or collection of accounts receivable in existence as of June 30, 2005 and other non-operating revenues. The Company recorded a reserve of $1,000,000 against the total earn-out receivable due to uncertainty surrounding the estimation of collections. Pursuant to the terms of the agreement, the buyer is responsible for all contingent liabilities that now exist or might be incurred after the date of disposal. Refer to Note 2 for further information relating to the assets held for sale and results of operation of REN Corporation.

Note 16 – Income Taxes

There was no provision for federal income taxes required for the years ended September 30, 2005, 2004 and 2003 due to operating losses in those years and a valuation allowance of the cumulative net operating loss carryforwards. At September 30, 2005, the Company had available net operating loss carry forwards of approximately $48,000,000 for tax reporting purposes. The operating loss carry forwards expire through 2025. These carry forwards are subject to various limitations imposed by the rules and regulations of the Internal Revenue Service.

During the fiscal year ended September 30, 2004, PML utilized its remaining state net operating loss carryforwards. A state income tax expense of $67,600 was established in the consolidated statements of operations related to PML for the year ended September 30, 2005. Management is not able to determine if it is more likely than not that the deferred tax assets will be realized. The Company has deferred tax assets with a 100 percent valuation allowance at September 30, 2005 and 2004.

The Company recorded income tax expense from the sale of discontinued operations of $6,172, the offset to which is shown as an income tax benefit to continuing operations.

The Company has approximately $260,000 in research and development credit carryforwards that will expire from fiscal 2019 to fiscal 2025. The credit carryforwards have been included in the 100 percent valuation allowance at September 30, 2005.

RENTECH, INC.

Notes to Consolidated Financial Statements

Note 16 – Income Taxes (continued)

The tax effect on the components is as follows:

	September 30,
	2005	2004
Net operating loss carry forwards	$17,859,000	$13,994,000
Accruals for financial statement purposes not allowed for income taxes – cash basis	224,000	345,000
Basis difference in investment in Dresser	687,000	687,000
Basis difference in investment in Advanced Technologies	997,000	701,000
Basis difference in other intangible assets	17,000	19,000
Basis difference relating to licensed technology	632,000	580,000
Basis difference in property and equipment	(380,000)	(358,000)
Basis difference in other assets	3,000	7,000
Basis difference in goodwill	(20,000)	(107,000)
Basis difference in technology rights	28,000	25,000
Basis difference in retirement payables	460,000	—
Basis difference in reserve for REN earn-out	373,000	—
Basis difference in product liabilities	28,000	—
Research & development credit	260,000	—
Basis difference in investment in Sand Creek	7,000	4,000

	21,175,000	15,897,000
Valuation allowance	(21,175,000)	(15,897,000)

	$—	$—

A reconciliation of the income taxes at the federal statutory rate to the effective tax rate is as follows:

	For the Years Ended September 30,
	2005	2004	2003
Federal income tax benefit computed at the Federal statutory rate	$(4,865,000)	$(2,452,000)	$(2,531,000)
State income tax benefit net of Federal benefit	(421,400)	(220,000)	(272,000)
Other	(184,000)	251,000	(130,000)
Research & development credit	260,000	—	—
Change in valuation allowance	5,278,000	2,421,000	2,933,000

Income tax expense	$67,600	$—	$—

Note 17 – Segment Information

The Company operates in two business segments as follows:

•	Alternative fuels – The Company develops and markets processes for conversion of low-value, carbon-bearing solids or gases into valuable liquid hydrocarbons.

•	Oil and gas field services – The Company is in the business of logging the progress of drilling operations for the oil and gas industry.

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

RENTECH, INC.

Notes to Consolidated Financial Statements

Note 17 – Segment Information (continued)

On March 8, 2005, the Company sold OKON, Inc., which had been reported as the Company’s paint segment in previous filings. In addition, effective August 1, 2005, the Company sold its 56% ownership in REN Corporation. REN had been reported as the Company’s industrial automation systems segment in previous filings. The results from these two businesses are not included in the segment results as they are included in discontinued operations in our statements of operations and as assets and liabilities held for sale on our balance sheets. Segment information for the prior periods has been reclassified to reflect this presentation.

	For the Years Ended September 30,
	2005	2004	2003
Revenues
Alternative fuels	$588,687	$984,492	$915,563
Oil and gas field services	6,596,798	4,721,788	3,580,448

	$7,185,485	$5,706,280	$4,496,011

Operating income (loss)
Alternative fuels	$(11,880,027)	$(5,401,029)	$(5,972,821)
Oil and gas field services	1,320,318	606,842	216,547

	$(10,559,709)	$(4,794,187)	$(5,756,274)

Depreciation and amortization
Alternative fuels	$444,030	$461,530	$772,195
Oil and gas field services	194,939	157,115	124,416

	$638,969	$618,645	$896,611

Interest expense
Alternative fuels	$2,874,661	$856,732	$942,396
Oil and gas field services	13,731	1,999	1,026

	$2,888,392	$858,731	$943,422

Equity in net loss of investees:
Alternative fuels	$735,815	$252,415	$205,890

Expenditures for additions of long-lived assets
Alternative fuels	$91,011	$70,603	$101,253
Oil and gas field services	285,025	221,304	61,142

	$376,036	$291,907	$162,395

	For the Years Ended September 30,
	2005	2004	2003
Investment in equity method investees
Alternative fuels	$(19,278)	$(89,436)	$(15,070)

Total assets
Alternative fuels	$40,751,015	$4,756,355	$5,590,559
Oil and gas field services	2,740,934	2,363,017	2,298,340

	$43,491,949	$7,119,372	$7,888,899

RENTECH, INC.

Notes to Consolidated Financial Statements

Note 17 – Segment Information (continued)

Revenues from external customers are shown below for groups of similar products and services:

	For the Years Ended September 30,
	2005	2004	2003
Revenues
Technical services	$140,066	$235,306	$701,658
Royalties	—	—	100,000
Feasibility studies	325,199	631,973	—
Rental income	123,422	117,213	113,905
Mud logging services	6,596,798	4,721,788	3,580,448

	$7,185,485	$5,706,280	$4,496,011

Note 18 – Significant Customers

As of September 30, 2005, two customers from the oil and gas field services segment accounted for 14% and 11% of total accounts receivable, respectively, while three customers from the oil and gas field services segment accounted for 13%, 12% and 11% of total revenues from continuing operations, respectively. As of September 30, 2004, one customer from the oil and gas field services segment accounted for 22% of total accounts receivable while one customers from the oil and gas field services segment accounted for 21% of total revenues from continuing operations. As of September 30, 2003, one customer from the oil and gas field services segment accounted for 22% of total accounts receivable while two customers from the oil and gas field services segment accounted for 17% and 12% of total revenues from continuing operations, respectively.

Note 19 – Valuation and Qualifying Accounts

	Balance at Beginning of Period	Charged to Expense	Deductions and Write-Offs	Balance at End of Period
Year Ended September 30, 2005
Allowance for doubtful accounts	$143,255	$—	$(7,000)	$136,255
Deferred tax valuation account	$15,897,000	$5,278,000	$—	$21,175,000
Reserve for REN Earn-Out	$—	$1,000,000	$—	$1,000,000
Year Ended September 30, 2004
Allowance for doubtful accounts	$17,500	$125,755	$—	$143,255
Deferred tax valuation account	$13,476,000	$2,421,000	$—	$15,897,000
Year Ended September 30, 2003
Allowance for doubtful accounts	$12,000	$44,979	$—	$17,500
Deferred tax valuation account	$10,543,000	$2,933,000	$—	$13,476,000
Reserve for note receivable	$580,657	$580,657	$—	$—

Note 20 – Related Party Transactions

During fiscal 2000, the Company began to defer the payment of a portion of the compensation of certain officers of the Company. The deferral has continued through fiscal 2005. As of September 30, 2005 and 2004, the Company had deferred compensation of $326,508 and $434,646.

During January 2003, the Company began to defer monthly salary payments to certain officers. These officers and the Company entered into convertible notes in the amount of such deferred salary payments. The notes bear interest at 9% and mature in twelve months, with all unpaid principal and interest due at that time. Within the first 120 days, the notes may be converted in whole or in part into unregistered common stock of the Company at a conversion rate of $0.45 per share if the closing market price for the Company’s common stock for three consecutive days exceeds $1.00 per share. After the first 120 days, the notes may be converted in whole or in part into unregistered common stock of the Company without respect to the closing market price of the Company’s common stock at a conversion rate of $0.45 per share for the deferrals between January 1, 2003 and March 31, 2003 and at the closing market price for all subsequent deferrals. On September 30, 2005, these convertible promissory notes were amended to extend the term to September 30, 2008 and to reduce the interest rate to the prime rate published by the Wall Street Journal. As of September 30, 2005 the balance in these convertible notes was $199,109.

RENTECH, INC.

Notes to Consolidated Financial Statements

Note 20 – Related Party Transactions (continued)

In addition to the related party disclosures in Notes 6, 7, 11, 12 and 15, in fiscal 2005, the Company incurred $44,213 in consulting services, which were paid to a company whose President was appointed a director of Rentech in fiscal 2005. In addition, as disclosed in Note 9, on May 20, 2005, the Company issued two convertible promissory notes to current directors of the company totaling $1,000,000.

Note 21 – Subsequent Events

On October 7, 2005, Rentech Development Corporation purchased Republic’s 50% ownership interest in Sand Creek Energy, LLC for a purchase price of $1,400,000. The Company plans to build and operate, what the Company believes to be, the United States’ first fully integrated Fischer-Tropsch, coal-to-liquids (CTL), Product Development Unit (PDU) facility at the SCE site. This plant will produce ultra-clean diesel and aviation fuels and naphtha from various domestic coals, petroleum coke and biomass feedstocks on a demonstration scale, utilizing state-of-the-art clean coal technologies. With the PDU in operation, Rentech will be able to define operating parameters of diverse hydrocarbon feedstocks under varying conditions. The products from the plant will be used to supply test quantities of these ultra-clean fuels to the numerous groups which have expressed a deepening interest in acquiring commercial quantities of Rentech’s fuels. Rentech expects the PDU to be operating by the end of calendar 2006, and to cost approximately $21 million.

On November 5, 2005, Rentech Development Corporation, a wholly-owned subsidiary of Rentech, Inc., entered into a definitive Stock Purchase Agreement with Royster-Clark, Inc. for the purchase of all of the issued and outstanding shares of capital stock of Royster-Clark Nitrogen, Inc. (“RCN”). Under the terms of the agreement, Rentech Development Corporation, subject to Rentech, Inc. shareholder approval, financing of the project, and other conditions, will pay $50 million for the stock, plus an amount equal to net working capital, as defined in the agreement, at closing. The East Dubuque plant is an operating integrated plant rated at 830 tons of ammonia per day. It produces ammonia, urea ammonium nitrate (“UAN”), nitric acid and urea, among other fertilizer products. We intend to operate the plant for the production of nitrogen fertilizer products while we add a commercially available advanced clean coal gasification process that converts the plant to use synthesis gas derived from coal, instead of more expensive natural gas. In addition, we plan to add our Rentech Process to produce liquid hydrocarbon products from the excess synthesis gas produced from the coal gasification process. The converted facility will also produce enough power to meet all of its needs and will provide excess power for sale to the local grid. In November 2005, we deposited $2.5 million to an escrow account that will be applied to the purchase price of RCN or paid to Royster-Clark, Inc. as a break-up fee if the acquisition fails due to our failure to obtain financing or failure to obtain shareholder approval for the acquisition of RCN.

On November 11, 2005, Rentech engaged Credit Suisse First Boston LLC (CSFB) as its exclusive financial advisor with respect to the financing and planning for the commercial development of two domestic coal-to-liquids facilities. The engagement includes potential funding efforts for Rentech’s conversion of the Royster-Clark Nitrogen, Inc. plant in East Dubuque, Illinois. Additionally, Rentech will work with CSFB on the funding for its recently proposed coal-to-liquids strategic fuels center in Natchez, Mississippi.

On November 15, 2005, Rentech and its wholly-owned subsidiary, Rentech Development Corporation, entered into a Commitment Letter with M.A.G. Capital, LLC and Pentagon Bernini Fund, Ltd. (the “Investors”), dated November 15, 2005, for the purchase by the Investors of $35 million of 14% secured convertible debentures. The funding is subject to certain conditions including the completion of diligence, execution of definitive documents, absence of material adverse changes and the concurrent acquisition of Royster-Clark Nitrogen, Inc., among other things. The funding proceeds will be used to partially finance the $50 million purchase of 100% of the outstanding shares of RCN announced by the Company on November 7, 2005. M.A.G. Capital, LLC and its affiliates hold approximately 30,000 shares of the Company’s Series A Preferred Stock which is convertible into approximately 3.3% of the Company’s outstanding common stock.

EXHIBIT INDEX

2.1	Stock Purchase Agreement, dated November 5, 2005, by and between Rentech Development Corporation and Royster-Clark, Inc. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed November 9, 2005).

2.2	Stock Purchase Agreement, dated August 1, 2005, with REN Holding Corporation (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 9, 2005).

2.3	Purchase and Sale Agreement, dated September 16, 2005, with RFC-Sand Creek Development, LLC (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed September 22, 2005).

3(i)	Amended and Restated Articles of Incorporation, dated April 29, 2005 (incorporated by reference to Exhibit 3(i) to Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2005, filed May 9, 2005).

3(ii)	Bylaws dated November 30, 2004 (incorporated by reference to Exhibit 3(ii) to Annual Report on Form 10-K for the year ended September 30, 2004 filed December 9, 2004).

4.1	Amended Shareholder Rights Plan, dated January 18, 2005 (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed January 19, 2005).

4.2	Rights Agreement, dated January 18, 2005, with ComputerShare Trust (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed May 23, 2005).

4.3	Stock Purchase Warrants, dated November 19, 2004, for December 2004 Short-Term Loan with C. David Callaham and J.P. Turner & Company LLC (incorporated by reference to Exhibits 10.3, 10.6 and 10.9 to Current Report on Form 8-K filed December 16, 2004).

4.4	Promissory Notes, dated November 19, 2004, for December 2004 Short-Term Loan with C. David Callaham and J.P. Turner and Company LLC (incorporated by reference to Exhibits 10.2, 10.5 and 10.9 to Current Report on Form 8-K filed December 16, 2004).

4.5	Registration Rights Agreements for December 2004 Short-Term Loan with C. David Callaham (incorporated by reference to Exhibits 10.4 and 10.7 to Current Report on Form 8-K filed December 16, 2004).

4.6	Promissory Notes for December 2004 Short-Term Loan with Geduld Revocable Trust, Geduld Capital Management LLC and Daniel Kern (incorporated by reference to Exhibits to 10.1, 10.4 and 10.7 to Current Report on Form 8-K filed December 7, 2004).

4.7	Stock Purchase Warrants with Geduld Revocable Trust, Geduld Capital Management LLC and Daniel Kern (incorporated by reference to Exhibits to 10.2, 10.5 and 10.8 to Current Report on Form 8-K filed December 7, 2004).

4.8	Registration Rights Agreements for December 2004 Short-Term Loan with Geduld Revocable Trust, Geduld Capital Management LLC and Daniel Kern (incorporated by reference to Exhibits 10.3, 10.6 and 10.9 to Current Report on Form 8-K filed December 7, 2004).

4.9	Form of Stock Purchase Warrant issued to investors in the 1999 private placement of securities (incorporated by reference to Exhibit 4.2 to Annual Report on Form 10-K for the year ended September 30, 1999 filed January 12, 2000).

4.10	Form of Convertible Promissory Note issued under the 2002 private placement of convertible promissory notes (incorporated by reference to Exhibit 4 to Form S-3/A Amendment Two to Registration Statement No. 333-85682 filed October 28, 2002).

1

4.11	Form of Stock Purchase Warrant for the 2002 private placement of securities (incorporated by reference to Exhibit 4 to Form S-3/A Amendment Two to Registration Statement No. 333-85682 filed October 28, 2002).

4.12	Form of Registration Rights Agreement (incorporated by reference to Exhibit 4 to Form S-3/A Amendment Two to Registration Statement No. 333-85682 filed October 28, 2002).

4.13	Form of Non-statutory Stock Option Agreement (incorporated by reference to Exhibit 4 to Form S-3/A Amendment Two to Registration Statement No. 333-85682 filed October 28, 2002).

4.14	Form of Convertible Promissory Note issued under the 2003 private placement of convertible promissory notes (incorporated by reference to Exhibit 4.7 to Quarterly Report on Form 10-Q, for the quarterly period ended December 31, 2003, dated February 13, 2004).

4.15	Form of Stock Purchase Warrant issued under the 2003 private placement of convertible promissory notes (incorporated by reference to Exhibit 4.8 to Quarterly Report on Form 10-Q, for the quarterly period ended December 31, 2003, dated February 13, 2004).

4.16	Senior Secured Note, dated September 17, 2004, with Mitchell Hospitality Investments (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed September 23, 2004).

4.17	Stock Purchase Warrant, dated September 17, 2004, with Mitchell Technology Investments (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed September 23, 2004).

4.18	Registration Rights Agreement, dated September 17, 2004, with Mitchell Technology Investments (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed September 23, 2004).

4.19	Subscription Agreement, dated April 8, 2005, with Mercator Momentum Fund, LP, Mercator Momentum Fund III, LP, Monarch Pointe Fund, Ltd., Pentagon Special Purpose Fund, Ltd. and M.A.G. CAPITAL, LLC, for Placement of Preferred Stock (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed April 14, 2005).

4.20	Form of Stock Purchase Warrants, dated April 8, 2005, with Mercator Momentum Fund, LP, Mercator Momentum Fund III, LP, Monarch Pointe Fund, Ltd., Pentagon Special Purpose Fund, Ltd. and M.A.G. CAPITAL, LLC, for Placement of Preferred Stock (incorporated by reference to Exhibits 10.2, 10.3, 10.4, 10.5 and 10.6 to Current Report on Form 8-K filed April 14, 2005).

4.21	Registration Rights Agreement, dated April 8, 2005, with Mercator Momentum Fund, LP, Mercator Momentum Fund III, LP, Monarch Pointe Fund, Ltd., Pentagon Special Purpose Fund, Ltd. and M.A.G. CAPITAL, LLC, for Placement of Preferred Stock (incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K filed April 14, 2005).

10.1	Securities Purchase Agreement, dated September 22, 2005, with Wellington Management Capital, LLP (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed September 23, 2005).

10.2	Stock Purchase Agreement, dated March 8, 2005, with Zinsser Co., Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 10, 2005).

10.3*	Term sheet for Dennis L. Yakobson retirement benefits (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed October 6, 2005).

10.4*	Term sheet for Ronald C. Butz retirement benefits (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed October 6, 2005).

10.5	Management and Consulting Agreement, dated July 29, 2005, with Management Resource Center, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August, 11, 2005).

10.6*	1994 Stock Option Plan (incorporated by reference to the exhibits to Form S-18 on Form SB-2, post-effective Amendment No. 5 to Registration Statement No. 33-37150-D).

2

10.7*	1996 Stock Option Plan (incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K dated December 18, 1996).

10.8*	1998 Stock Option Plan (incorporated by reference to Exhibit 4.1 to Form S-8). Registration Statement No. 333-95537.

10.9*	2001 Stock Option Plan (incorporated by reference to Exhibit 10.5 to Annual Report on Form 10-K for the year ended September 30, 2002 filed December 24, 2002).

10.10*	2003 Stock Option Plan (incorporated by reference to Exhibit 10.6 to Annual Report on Form 10-K for the year ended September 30, 2002 filed December 24, 2002).

10.11	License Agreement, dated October 8, 1998, with Texaco Natural Gas, Inc. (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-KSB, No. 000-19260, for the year ended September 30, 1998, filed January 13, 1999).

10.12	Technical Services Agreement, dated June 14, 1999, between Rentech and Texaco Energy Systems, Inc. (incorporated by reference to Exhibit 10.7 to Annual Report on Form 10-K for the year ended September 30, 2001).

10.13	FT Solutions LLC Operating Agreement, dated June 15, 2004, with Headwaters Technology Innovation Group, Inc. and Rentech, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed August 26, 2004).

10.14	Contribution Agreement, dated June 15, 2004, with Headwaters Technology Innovation Group, Inc. and FT Solutions, LLC (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, filed August 26, 2004).

10.15	Patent and Trademark License Agreement, dated June 15, 2004, among Headwaters Technology Innovation Group, Inc. and FT Solutions, LLC (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed August 26, 2004).

10.16	Patent and Trademark License Agreement, dated June 15, 2004, with FT Solutions, LLC (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed August 26, 2004).

10.17	Patent and Trademark License Agreement, dated June 15, 2004, with FT Solutions (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed August 26, 2004).

10.18	Services Agreement, dated June 15, 2004, with Headwaters Technology Innovation Group, Inc. and FT Solutions LLC (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K filed August 26, 2004).

10.19	Services Contract, dated June 7, 2004, with Wyoming Business Council (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed June 7, 2004).

10.20	Technical Services Agreement with Clean Coal Power Resources, Inc. dated October 29, 2003 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed December 12, 2003).

10.21	Letter of Intent, dated October 2, 2001, with Pertamina (incorporated by reference to Exhibit 10.12 to Form S-3/A Amendment No. Two to Registration Statement No. 333-85682).

10.22	Memorandum of Understanding, dated May 23, 2005, with Baard Generation L.L.C.

10.23	Memorandum of Understanding, dated June 22, 2001, with GTL Bolivia, S.A. (incorporated by reference to Exhibit 10.14 to Form S-3/A Amendment No. Two to Registration Statement No. 333-85682).

10.24	Memorandum of Understanding, dated January 20, 2004, with Jacobs Engineering U.K. Limited (incorporated by reference to Exhibit 10 to Current Report on Form 8-K filed January 29, 2004).

10.25	Memorandum of Understanding, dated June 4, 2004, with the Independent State of New Guinea, Niugini Gas & Chemicals Pte Ltd and I&G Venture Capital Co. Ltd (incorporated by reference to Exhibit 99 to Current Report on Form 8-K filed June 30, 2004).

3

10.26*	Employment Agreement, dated January 1, 2001, with Charles B. Benham (incorporated by reference to Exhibit 10.18 to Form S-3/A Amendment No. Two to Registration Statement No. 333-85682, filed October 28, 2002).

10.27*	Employment Agreement, dated January 1, 2001, with Mark S. Bohn (incorporated by reference to Exhibit No. 10.19 to Form S-3/A Amendment No. Two to Registration Statement No. 333-85682, filed October 28, 2002).

10.28*	Employment Agreement, dated January 1, 2001, with Ronald C. Butz (incorporated by reference to Exhibit No. 10.20 to Form S-3/A Amendment No. Two to Registration Statement No. 333-85682, filed October 28, 2002).

10.29*	Employment Agreement, dated January 1, 2001, with Dennis L. Yakobson (incorporated by reference to Exhibit No. 10.22 to Form S-3/A Amendment No. Two to Registration Statement No. 333-85682, filed October 28, 2002).

10.30	Convertible Promissory Note, dated May 20, 2005, to Michael Ray (incorporated by reference to Exhibit 10.17 to Current Report on Form 8-K filed May 20, 2005).

10.31	Convertible Promissory Note, dated May 20, 2005, to David Zimel (incorporated by reference to Exhibit 10.18 to Current Report on Form 8-K filed May 20, 2005).

10.32	Stock Purchase Warrants (incorporated by reference to Exhibits 10.1 through 10.16 to Current Report on Form 8-K filed May 20, 2005).

10.33*	1990 Stock Option Plan (incorporated by reference to the exhibits to Form S-18 Registration Statement No. 33-37150).

10.34*	2005 Stock Option Plan (incorporated by reference to Exhibit 10.34 to Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2004 filed February 9, 2005).

10.35	Amendment effective March 1, 2005 to Stock Purchase Agreement, dated December 10, 2004, with Royster-Clark, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 3, 2005).

10.36	Amendment effective February 17, 2005 to Stock Purchase Agreement, dated December 10, 2004, between Rentech Development Corporation and Royster-Clark, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed February 22, 2005).

10.37	Amendment effective January 18, 2005 to Stock Purchase Agreement, dated December 10, 2004, between Rentech Development Corporation and Royster-Clark, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed January 27, 2005).

10.38	Stock Purchase Agreement, dated December 10, 2004, between Rentech Development Corporation and Royster-Clark, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed December 16, 2004).

10.39	Promissory Note with C. David Callaham (incorporated by reference to the Exhibit 10.2 to Form 8-K filed December 10, 2004).

10.40	Form of Distribution Agreement by and between Rentech Development Inc. and Royster-Clark Resources LLC.**

10.41	Stock Option Agreement, dated December 10, 2004, with Royster-Clark Inc. (incorporated by reference to Exhibit 10.8 to Current Report on Form 8-K filed December 16, 2004).

14	Code of Ethics (incorporated by references to Exhibit 14 to Annual Report on Form 10-K for the year ended September 30, 2004 filed December 9, 2004).

21	Subsidiaries of Rentech, Inc.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of President and Chief Executive Officer Pursuant to Rule 13a-14 or Rule 15d-14(a).

4

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 or Rule 15d-14(a).

32.1	Certification of President pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Management contract or compensatory plan or arrangement.
**	Certain portions of this Exhibit have been omitted and filed separately under an application for confidential treatment.

5