Form 10-K/A
period 2005-09-30
RENTECH INC /CO/
filed 2006-01-30
CIK 868725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-K/A is to include the information by Part III of Form 10-K, which was omitted from our annual report on Form 10-K for the year ended September 30, 2005, as originally filed on December 9, 2005 (“the Form 10-K”). In connection with the filing of this Amendment No. 1 and pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, we are including currently dated certifications. No other amendments are being made to the Form 10-K or modify or update the disclosures contained therein in any way other than as required to reflect the amendments discussed above, except as described above and to update the footnote in Item 11, “Equity Compensation Plan Information” (previously in Item 5 of the Form 10-K).

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Name	Age	Position(s)
D. Hunt Ramsbottom	48	Chief Executive Officer, President and Director
Douglas M. Miller	46	Chief Operating Officer and Executive Vice President
Kevin M. Smith	47	Chief Financial Officer and Executive Vice President
Richard O. Sheppard	57	Senior Vice President, Project Development and President of Rentech Development Corporation
Charles B. Benham	69	Vice President, Research and Development
Claude C. Corkadel, III	56	Vice President, Strategic Programs
Peter S. Pedersen	51	Vice President, Technology
Amanda M. Darby	38	General Counsel and Secretary
Geoffrey S. Flagg	35	Chief Accounting Officer
Jim D. Fletcher	60	President and General Manager of Petroleum Mud Logging, Inc.
Thomas L. Bury	63	Director
Ronald C. Butz	68	Director
Michael F. Ray	52	Director
Erich W. Tiepel	62	Director
Halbert S. Washburn	45	Director
Dennis L. Yakobson	69	Director and Chairman

Thomas L. Bury, Director - Mr. Bury, age 63, was appointed a member of our Board of Directors effective November 12, 2004. He was a founding shareholder and served as Chief Financial Officer of Tecta America Corp., a member of the construction industry supplying aggregate building materials, from its organization in 1998 until completion in September 2000 of its merger that consolidated ten businesses in the construction industry. Since then he has advised investors on business valuations and acquisition strategies. Mr. Bury has over 30 years of experience as a financial officer, including financial disciplines in multi-division companies and development of planning and financial systems. He has extensive knowledge of treasury, banking, acquisitions, divestitures and corporate planning, as well as company and strategy valuation methods. Prior to founding Tecta America Corp., he was Chief Financial Officer of Redland PLC’s aggregate businesses in North America, and had responsibility for its financial functions from 1987 through 1998. From 1972 through 1987, Mr. Bury worked for Fischbach Corporation, primarily serving as Chief Financial Officer of its subsidiary, Natkin & Company, a $500 million nationwide mechanical contractor. He received his Bachelor of Science degree in Business Administration from Bowling Green State University. After serving in the U.S. Army in Vietnam, he received his Masters of Business Administration degree from Syracuse University.

Ronald C. Butz, Director - Mr. Butz, age 68, has served as a director of Rentech since 1984. In October 1989, Mr. Butz was appointed Vice President of Rentech, in June 1990 he was appointed Secretary, and in May 1998 he became Chief Operating Officer. In December 2005, he resigned from his position as Chief Operating Officer, Vice President and Secretary and currently serves as a director. From 1984 to 1989, Mr. Butz was employed as President of Capital Growth, Inc., a privately-held Colorado corporation providing investment services and venture capital consulting. From 1982 to 1983, Mr. Butz was a shareholder, Vice President and Chief Operating Officer of World Agricultural Systems, Ltd., a privately-held Colorado corporation specializing in the international marketing of commodity storage systems. From 1966 to 1982, Mr. Butz was a practicing attorney in Denver, Colorado with the law firm of Grant, McHendrie, Haines and Crouse, P.C. He received a Bachelor of Science degree in Civil Engineering from Cornell University in 1961 and a Juris Doctor degree from the University of Denver in 1965.

D. Hunt Ramsbottom, Chief Executive Officer, President and Director - Mr. Ramsbottom, age 48, was appointed President and Director of Rentech on September 13, 2005 and Chief Executive Officer on December 15, 2005. Mr. Ramsbottom was recommended for membership to the Board of Directors by Dennis L. Yakobson. Mr. Ramsbottom had been serving as a consultant to Rentech since August 5, 2005 under the terms of a Management Consulting Agreement with Management Resource Center, Inc. Mr. Ramsbottom has over 25 years of business experience. Prior to accepting his position at Rentech, Mr. Ramsbottom held various key management positions including: Principal and Managing Director of Circle Funding Group LLC, a value added partner which leverages relationships between senior lenders, equity sponsors, investment banks and management teams; Chief Executive Officer and Chairman of M2 Automotive, 1997-2004, an operator of automotive collision facilities in California, where he developed customer service systems and technology enhancements that have become widely used in the industry; and Chief Executive Officer of Thompson PBE, 1989-1997, which became the largest US distributor of auto body paint and supplies before being acquired by FinishMaster, Inc. in 1997. In April 2005, M2 Automotive completed assignment for the benefit of credits. Mr. Ramsbottom holds a Bachelor of Science degree from Plymouth State College.

Michael R. Ray, Director - Mr. Ray, age 52, was appointed a member of our Board of Directors effective May 11, 2005. Mr. Ray founded and has served as President of ThioSolv, LLC since 2001. ThioSolv, LLC is in the business of developing and licensing technology. From 1995 to 2001, Mr. Ray served as Vice President of Business Development for Coastal Catalyst and Chemicals Division. Mr. Ray worked for Coastal Chem, Inc. as President from 1990 to 1995 and Vice President of Corporate Development and Administration from 1986 to 1990. From 1985 to 1986, Mr. Ray served as Vice President of Carbon Dioxide Marketing. Mr. Ray worked for Liquid Carbonic Corporation as Regional Operations Manager from 1981 to 1985 and Plant Manager from 1980 to 1981. Mr. Ray received his Bachelor of Science in Industrial Technology from Western Washington University and his Masters of Business Administration from Houston Baptist University. Mr. Ray previously served as a member of the Board of Directors of Coastal Chem, Inc., Cheyenne LEADS and Wyoming Heritage Society. Mr. Ray also served on Nitrogen Fertilizer Industry Ad Hoc Committee, University of Wyoming EPSCOR Steering Committee and Wyoming Governor’s committee for evaluating state employee compensation.

Erich W. Tiepel, Director - Dr. Tiepel, age 62, has served as a director of Rentech since 1983. Dr. Tiepel has 23 years of experience in all phases of process design and development, plant management and operations for chemical processing plants. Since 1981, Dr. Tiepel has been a principal owner, president and director of Resource Technologies Group, Inc. (RTG), a privately owned company he founded. RTG is a high technology consulting organization specializing in process engineering, water treatment, hazardous waste remediation, and regulatory affairs. From 1977 to 1981 he was project manager for Wyoming Mineral Corporation, a subsidiary of Westinghouse Electric Corp., Lakewood, Colorado, where his responsibilities included management of the design, contraction and operation of ground water treatment systems for ground water cleanup programs. From 1971 to 1976 he was a principal project engineer for process research for Westinghouse Research Labs. From 1967 to 1971, he was a trainee of the National Science Foundation at the University of Florida in Gainesville, Florida. He obtained a Bachelor of Science degree in Chemical Engineering from the University of Cincinnati in 1967, and a Ph.D. in Chemical Engineering from the University of Florida in 1971. Mr. Tiepel’s term expires to the annual meeting of shareholders in 2006 and Mr. Tiepel will not be seeking re-election to the Board of Directors.

Halbert S. Washburn, Director – age 45, was appointed Director of Rentech on December 15, 2005. D. Hunt Ramsbottom the company’s Chief Executive Officer, President and a director recommended Mr. Washburn for election. Mr. Washburn has over 20 years of experience in the energy industry. Mr. Washburn is the co-founder and Chief Executive Officer of BreitBurn Energy Company LP (USA), a subsidiary of Provident Energy Trust. Mr. Washburn is responsible for BreitBurn’s oil and gas operations and co-manages BreitBurn’s acquisition and capital formation activities. In this capacity, he has managed capital structures ranging in size from a private equity placement of $30 million to a senior credit facility of $400 million. Mr. Washburn currently serves on the Executive Committee of the Board of Directors of the California Independent Petroleum Association. He also served as Chairman of the Stanford University Petroleum Investments Committee and as Secretary and Chairman of the Wildcat Committee. Mr. Washburn holds a Bachelor of Science degree in Petroleum Engineering from Stanford University.

Dennis L. Yakobson, Director and Chairman of the Board - Mr. Yakobson, age 69, has served as a director of Rentech and Chairman of the Board since 1983 and is one of the founders. In December 2005, he resigned from his position as Chief Executive Officer and currently serves as a director. He was employed as Vice President of Administration and Finance of Nova Petroleum Corporation, Denver, Colorado, from 1981 to 1983. From 1979 to 1983, he served as a director and Secretary of Nova Petroleum Corporation, Denver, Colorado. He resigned from those positions in November 1983 to become a director and assume the presidency of Rentech. From 1976 to 1981 he served as a director, Secretary and Treasurer of Power Resources Corporation, Denver, a mineral exploration company, and was employed by it as Vice President-Land. From 1975 to 1976 he was employed by Wyoming Mineral Corporation in Denver as a contract administrator. From 1971 through 1975 he was employed by Martin Marietta Corporation, Denver, as marketing engineer in space systems. From 1969 to 1971 he was employed by Martin Marietta in a similar position. From 1960 to 1969 he was employed by Grumman Aerospace Corporation, his final position with it being contract administrator with responsibility for negotiation of prime contracts with governmental agencies. He is a director of GTL Energy Pty Ltd., a private company based in Adelaide, Australia.

He received a Bachelor of Science degree in Civil Engineering from Cornell University in 1959 and a Masters in Business Administration degree from Adelphi University in 1963.

Executive Officers and Other Key Managers

Information concerning the business experience of Mr. Ramsbottom, who serves as President and Chief Executive Officer, is provided under “Information Regarding Nominees for Election to the Board of Directors.”

Charles B. Benham, Vice President, Research and Development - Dr. Benham, age 69, is one of our founders and has been an officer of Rentech since our inception in 1981. He served as our President until 1983 and as one of our directors from inception until 1996. From 1977 to 1981, Dr. Benham worked at the Solar Energy Research Institute in Golden, Colorado, on thermal and chemical processes for converting agricultural crop residues to diesel fuel, on thermochemical transport of solar energy using ammonia decomposition and steam reforming of methane, and on high temperature applications of solar energy. He was employed at the Naval Weapons Center, China Lake, California, from 1958 through 1977 where he was engaged in research and development on thermal and chemical processes for converting municipal solid wastes to liquid hydrocarbon fuels, thermochemical analyses of solid-fueled and ramjet engines, combustor modeling, rocket motor thrust vector control, rocket motor thrust augmentation, catalyst behavior in carbon monoxide oxidation, and in liquid hydrocarbon fuels for ramjet applications. Dr. Benham is the author of several published articles in the fields of liquid fuel production from organic waste, catalyst pellet behavior and rocket propulsion. He received a Bachelor of Science degree in Mechanical Engineering from the University of Colorado in 1958, and a Master of Science degree in Engineering in 1964 and a Ph.D. in Engineering (energy and kinetics) in 1970, both from the University of California, Los Angeles.

Claude C. Corkadel, III, Vice President, Strategic Programs - Mr. Corkadel, age 56, was appointed Vice President – Strategic Programs of Rentech, effective January 1, 2004. For 28 years, from 1972 to 2000, Mr. Corkadel worked for Mobil Oil Corporation in various management positions. These offices included President and Country Manager of Mobil Philippines, Planning Manager for Mobil Nigeria, Strategic Planning Manager for the Alternative Energy Division (including coal, uranium, oil shale and synthetic fuels projects), Global Director for Mobil’s special products business and a member of the transition team for Africa under the ExxonMobil merger. His responsibilities in these positions included developing market entry strategies, technical product & business development, and strategic planning. After retiring from Mobil in January 2000, he worked as a special consultant for several small entrepreneurial businesses, and held executive positions during key development periods. During 2000 and early 2001, he was President of Nova Lending, an online mortgage company in Colorado Springs, Colorado. In later 2001 and 2002, he was President and Chief Executive Officer of WellDog, Inc, of Laramie, Wyoming, a technology development company working on cutting edge down-hole sensing devices for the oil and gas industry. He consulted exclusively for Rentech starting February 2003. Mr. Corkadel is a graduate of Colorado School of Mines with a Bachelor of Science degree in Metallurgical Engineering and a minor in Mineral Economics. He obtained a Master in Business Administration degree in Finance from Drexel University in 1981.

Amanda M. Darby, General Counsel and Secretary – Ms. Darby, age 38, was appointed our General Counsel in April 2005 and Secretary in January 2006. Ms. Darby is licensed to practice law in the states of California and Colorado. Ms. Darby previously served as Assistant Corporate Counsel and Assistant Secretary to The First American Corporation/First American Title Insurance Company (NYSE: FAF). Prior to working at First American, Ms. Darby practiced law for Stepp & Beauchamp, LLP and Jackson & Wallace LLP. Ms. Darby worked as a law clerk in the Business Group of Luce, Forward, Hamilton & Scripps LLP. Ms. Darby received a Bachelor of Arts degree in Communications from the University of Colorado, Boulder in 1991 and a Juris Doctor degree from California Western School of Law in 1997.

Geoffrey S. Flagg, Chief Financial Officer - Mr. Flagg, age 35, was appointed our Chief Financial Officer in January 2004. Mr. Flagg is a Certified Public Accountant and has been involved in auditing and accounting of publicly traded companies since 1996. From September 1996 through June 2000, he was an Audit Associate at the national accounting firm of BDO Seidman, L.L.P. While there, he was responsible for planning, performing and managing financial statement audits for a variety of public and private companies, including our annual audit and quarterly reviews. From June 2000 through January 2001, he was the controller of Wholetree.com, a software development company. From January 2001 through December 2003, Mr. Flagg served as our corporate controller. He received a Bachelor of Science degree in Accounting from the University of Colorado at Denver in 1996.

Jim D. Fletcher, President and General Manager, Petroleum Mud Logging, Inc. - Mr. Fletcher, age 60, has served as President of Petroleum Mud Logging, Inc. since August 1999. Mr. Fletcher has been employed in the mud logging services industry since 1973. From 1995 to August 1999, Mr. Fletcher was employed by Penson Well Logging as its general manager and marketing officer. From 1988 through 1994, Mr. Fletcher worked for Petroleum Mud Logging, Inc. of Oklahoma City, as a mud logging technician. This corporation sold its assets to Rentech, Inc. in 1999, which is continuing the business. After the purchase by Rentech, Petroleum Mud Logging then named Mr. Fletcher as its General Manager, and he continues in that position. From 1981 to 1988, Mr. Fletcher was employed by OFT Exploration in Oklahoma City as a well site geologist, and also worked as a consulting geologist. His first work experience was with Dresser Industries in 1973 to 1974 as a mud logger. Mr. Fletcher obtained a Bachelor of Science degree in Business Administration and a minor in Geology and Economics from Southwestern State College of Oklahoma in 1974.

Douglas M. Miller, Chief Operating Officer and Executive Vice President - Mr. Miller, age 46, has served as Chief Operating Officer and Executive Vice President of the Company since January 20, 2006. Mr. Miller was employed by Unocal Corporation through its acquisition by Chevron Corporation in October 2005, and for more than five years prior to that date, most recently as Vice President, Corporate Development. Previously at Unocal, Mr. Miller held the positions of: Vice President, Unocal Thailand and President of Unocal Asia-Pacific Ventures; General Manager, Planning and Development for International Energy Operations Division; and, President and Managing Director for Unocal Philippines, Inc. and Philippine Geothermal, Inc. Mr. Miller also served on the Board of Directors of Molycorp, Inc., a leading producer of molybdenum, niobium and rare earths. Mr. Miller earned a Bachelor of Earth Sciences degree from the University of California, Berkeley in 1981 and a Masters of Business Administration from the University of California, Los Angeles in 1995. Mr. Miller also engaged in graduate level studies in mining and petroleum engineering at the California State University, Bakersfield from 1982 to 1987.

Peter S. Pedersen, Vice President, Technology - Mr. Pedersen, age 51, was appointed Vice President of Technology in September 2005 and has been employed by Rentech since May 2000 in an engineering capacity. He has been the company’s lead engineer in the design for several of Rentech’s gas-to-liquids feasibility studies and, including Rentech’s feasibility study on a 10,000 barrel per day coal-to-liquids facility in the Powder River Basin of Wyoming that was supported by the Wyoming Business Council and the state of Wyoming governor’s office. Mr. Pedersen has more than 25 years of experience in a combination of chemical process engineering and operations, as well as marketing and business management within the syngas, petrochemical, refining and offshore oil and gas related industries. Mr. Pedersen received his Bachelor of Science degree in Chemical Engineering from the Technical University of Denmark, Lyngby, Denmark in 1979. Since that time, he was employed by Haldor Topsoe, Maersk Oil and Gas AS, and Howe-Baker Engineers in various high level engineering and marketing capacities.

Richard O. Sheppard, Senior Vice President, Project Development and President, Rentech Development Corporation - Mr. Sheppard, age 57, joined us in January 1998 as Director of Sales and Marketing of our Rentech Process, and was appointed as President of Rentech Development Corporation in April 2004. Prior to joining Rentech, he was engaged in the project development of independent electrical power plants ranging in size from 25 megawatts to 250 megawatts in the United States, South America, and Central America. He held positions as Vice President Development with Flatiron Constructors from 1996 to 1999, Wellhead Electric Co. from 1992 to 1996, and Ultrasystems Power Corporation and Engineers from 1988 to 1992. Previous employers were Kaiser Power Corporation from 1983 to 1988, and Merck Chemical (Calgon) International from 1974 to 1983. Mr. Sheppard was a Lieutenant in the United States Navy from 1969 to 1974. He obtained a Bachelor of Science degree in Chemical Engineering from the University of Idaho in 1969 and earned a Master of Business Administration degree in Finance and Marketing from St. Mary College, California, in 1980.

Kevin M. Smith, Chief Financial Officer and Executive Vice President - Mr. Smith, age 47, has served as Chief Financial Officer and Executive Vice President of the Company since January 20, 2006. Prior to joining the Company, Mr. Smith was Senior Vice President and Chief Financial Officer of Edison Mission Energy from May 1999 to March 2005. Mr. Smith also served as Treasurer of Edison Mission Energy from September 1992 to February 2000 and from May 2002 until June 2004. Prior to joining Edison Mission Energy in 1986, Mr. Smith served in various positions in the venture group, marketing research and process engineering departments at Fluor Corporation from 1980 to 1986. Mr. Smith earned a Bachelor of Science degree in Chemical Engineering from the University of California, Berkeley in 1980 and a Masters of Business Administration from the University of California, Irvine in 1985.

There are no family relationships among the executive officers, directors and nominees. There are no arrangements or understandings between any officer, director or nominee and any other person pursuant to which that person was selected.

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

Audit Committee

The Company’s Board of Directors has designated an Audit Committee consisting of three members. Our Audit Committee currently consists of Thomas L. Bury, Erich W. Tiepel and Halbert S. Washburn. The Company has determined that a member of the Audit Committee of the Board of Directors, Thomas L. Bury, qualifies as an “audit committee financial expert” as defined in Item 401(h) of Regulation S-K, and that he is “independent” as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Rentech’s executive officers and directors, and persons who own more than ten percent of a registered class of the Rentech’s equity securities (collectively, “Insiders”), to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (the “SEC”). Insiders are required by SEC regulations to furnish Rentech with copies of all Section 16(a) forms they file. To Rentech’s knowledge, based solely on its review of the copies of such reports furnished to Rentech or written representations from certain Insiders that they were not required to file a Form 5 to report previously unreported ownership or changes in ownership, we believe that, during our fiscal year ending September 30, 2005, the Insiders complied with all such filing requirements, except as follows: Dennis L. Yakobson and Ronald C. Butz were late in reporting exercises of stock options in September 2005.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

Compensation

The following tables and accompanying notes show the compensation paid by us or any of our subsidiaries during the fiscal years indicated, to our chief executive officer and our four most highly compensated executive officers other than the chief executive officer.

Summary Compensation Table

	Annual Compensation				Long-Term Compensation Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	(7) Other Annual Compensation	Restricted Stock Award(s)	Securities Underlying Options/ SARs	LTIP Payouts	(8) All Other Compensation
		($)	($)	($)	($)	($)	($)	($)
Dennis L. Yakobson	2005	$263,798	—	$23,012	—	645,000	—	901,086
Chief Executive	2004	$256,497	—	$24,650	—	25,000	—	—
Officer (1)	2003	$247,322	—	$29,935	—	—	—	—

Ronald C. Butz	2005	$233,821	—	$22,963	—	470,000	—	660,736
Chief Operating	2004	$227,350	—	$14,677	—	25,000	—	—
Officer (2)	2003	$219,218	—	$20,263	—	—	—	—

Charles B. Benham	2005	$167,041	—	$16,383	—	40,000	—	—
Vice President -	2004	$162,418	—	$15,854	—	20,000	—	—
Research & Development (3)	2003	$156,609	—	$17,060	—	—	—	—

Mark S. Bohn	2005	$167,041	—	$16,905	—	40,000	—	—
Vice President -	2004	$162,418	—	$15,458	—	20,000	—	—
Engineering (4)(5)	2003	$156,609	—	$15,733	—	—	—	—

Richard O. Sheppard	2005	$156,825	—	$16,025	—	35,000	—	—
Vice President -	2004	$129,150	—	$14,961	—	65,000	—	—
Marketing (6)	2003	$111,000	—	$15,043	—	—	—	—

(1)	Of the salary amounts, $9,380, $5,903 and $29,061, were non-funded deferred compensation as of September 30, 2005, 2004, and 2003, respectively, with a balance of non-funded deferred compensation as of September 30, 2005, 2004 and 2003 of $196,358, $244,455 and $238,551, respectively. Of the salary amounts, $0, $65,468 and $28,504 were non-funded notes payable to a related party with a balance of $80,518, $74,819 and $32,082 as of September 30, 2005, 2004 and 2003, respectively, including accrued interest. Mr. Yakobson’s salary amount for fiscal 2005 reflects compensation earned and does not reflect payment pursuant to the retirement package dated September 30, 2005 which will be paid out during the fiscal years ended September 30, 2006 and 2007. Of the other annual compensation amounts, $9,000 were for an auto allowance for all three years, $6,699, $8,450 and $6,928 were for reimbursed medical expenses and $7,313, $7,200 and $14,007 were for employer 401(k) match for the years ended September 30, 2005, 2004 and 2003, respectively.

(2)	Of the salary amounts, $8,314, $781 and $22,769, were non-funded deferred compensation as of September 30, 2005, 2004, and 2003, respectively, with a balance of non-funded deferred compensation as of September 30, 2005, 2004 and 2003 of $130,149, $180,196 and $179,415, respectively. Of the salary amounts, $0, $37,376 and $4,443 were non-funded notes payable to a related party with a balance of $46,745, $43,492 and $7,233 as of September 30, 2005, 2004 and 2003, respectively, including accrued interest. Mr. Butz’ salary amount for fiscal 2005 reflects compensation earned and does not reflect payment pursuant to the retirement package dated September 30, 2005 which will be paid out during the fiscal years ended September 30, 2006 and 2007. Of the other annual compensation amounts, $9,000 were for an auto allowance for all three years, $6,113, $3,372 and $3,189 were for reimbursed medical expenses and $7,850, $2,305 and $8,074 were for employer 401(k) match for the years ended September 30, 2005, 2004 and 2003, respectively.

Director Compensation

Directors who are employees of Rentech are not paid fees for their services. Previously, nonemployee directors were granted shares of Rentech’s common stock as payment during the last fiscal year, at the rate of 40,000 shares each for a year of service as a director. Effective December 6, 2005, the Company will compensate each nonemployee member of the Board of Directors $1,000 for attending each physical meeting of the Board of Directors and $500 for attending each meeting of the Board of Diretors held by conference call.

(3)	Of the salary amounts, $0, $0 and $0 were non-funded deferred compensation as of September 30, 2005, 2004 and 2003, respectively, with a balance of non-funded deferred compensation as of September 30, 2005, 2004 and 2003 of $0, $0 and $9,996, respectively. Of the salary amounts, $0, $26,833 and $0 were non-funded notes payable to a related party with a balance of $33,753, $31,418 and $1,104 as of September 30, 2005, 2004 and 2003, respectively, including accrued interest. Of the other annual compensation amounts, $9,000 were for an auto allowance for all three years, $0, $1,025 and $1,126 were for reimbursed medical expenses and $7,383, $5,829, and $6,934 were for employer 401(k) match for the years ended September 30, 2005, 2004 and 2003, respectively.

(4)	Of the salary amounts, $0, $0 and $0 were non-funded deferred compensation as of September 30, 2005, 2004 and 2003, respectively, with a balance of non-funded deferred compensation as of September 30, 2005, 2004 and 2003 of $0, $9,996 and $9,996, respectively. Of the salary amounts, $0, $30,509 and $2,953 were non-funded notes payable to a related party with a balance of $38,093, $35,437 and $4,805 as of September 30, 2005, 2004 and 2003, respectively, including accrued interest. Of the other annual compensation amounts, $9,000 were for an auto allowance for all three years, $0, $0 and $0 were for reimbursed medical expenses and $7,905, $6,458, and $6,733 were for employer 401(k) match for the years ended September 30, 2005, 2004 and 2003, respectively.

(5)	Mr. Bohn retired from the company effective September 30, 2005.

(6)	Of the other annual compensation amounts, $9,000 were for an auto allowance for all three years, $0, $0 and $1,014 were for reimbursed medical expenses and $7,025, $5,961, and $5,029 were for employer 401(k) match for the years ended September 30, 2005, 2004 and 2003, respectively.

(7)	Beginning in fiscal 2005, the company has included employer matching contributions in Other Annual Compensation. In prior years, the employer matching contributions were not included, and therefore total other annual compensation did not exceed 10% of an employee’s salary or $50,000.

(8)	Refer to Section Certain Relationships and Related Party Transactions for details of these amounts.

Option/SAR Grants

The following table sets forth information with respect to the named executives concerning the grant of stock options and/or limited SARs during the last fiscal year. All the options were granted at the fair market value on the date of grant as determined by the Board of Directors.

Option/SAR Grants in Last Fiscal Year

	Individual Grants							Grant Date Value
Name	Number of Securities Underlying Options/SARs Granted (#)		% of Total Options/SARs Granted to Employees in Fiscal Year		Exercise or Base Price ($/Sh)		Expiration Date	Grant Date Present Value (1)
Dennis L. Yakobson	25,000 50,000 570,000	(2) (2) (3)	1.1 2.2 25.3	% % %	$ $ $	1.06 1.85 2.53	11/11/2009 7/26/2010 9/29/2007	$ $ $	12,160 53,421 557,620
Ronald C. Butz	25,000 50,000 395,000	(2) (2) (4)	1.1 2.2 17.6	% % %	$ $ $	1.06 1.85 2.53	11/11/2009 7/26/2010 9/29/2007	$ $ $	12,160 53,421 386,421
Charles B. Benham	40,000	(2)	1.8%			$1.85	7/26/2010		$42,736
Mark S. Bohn	40,000	(2)	1.8%			$1.85	7/26/2010		$42,736
Richard O. Sheppard	35,000	(2)	1.6%			$1.85	7/26/2010		$37,394

(1)	Calculated using the Black-Scholes Option-Pricing model with the following weighted average assumptions used for grants in 2005: dividend yield of 0 percent; expected volatility of 48 to 66 percent; risk free interest rates of 3.53 to 4.11 percent; and expected lives of 5 years.

(2)	The options were subject to exercise on the date of grant.

(3)	Includes 455,000 shares under options which will not be exercisable until the company’s 2006 Incentive Award Plan is approved by the shareholders at the annual meeting of shareholders.

(4)	Includes 320,000 shares under options which will not be exercisable until the company’s 2006 Incentive Award Plan is approved by the shareholders at the annual meeting of shareholders.

The following table sets forth information with respect to the named executives, concerning the exercise of options and limited SARs during the last fiscal year and unexercised options and limited SARs held as of the end of the last fiscal year.

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values:

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY-End(#) Exercisable/ Unexercisable		Value of Unexercised In-the-Money Options/SARs at FY-End Exercisable/ Unexercisable ($)
Dennis L. Yakobson	35,000	$58,713	335,000(1) /455,000	(2)	$347,400(1)(3) / $0	(2)(3)
Ronald C. Butz	35,000	$58,713	295,000(1) /320,000	(2)	$347,400(1)(3) / $0	(2)(3)
Charles B. Benham	0	$0	200,000	(1)	$322,225	(1)(3)
Mark S. Bohn	0	$0	150,000	(1)	$216,225	(1)(3)
Richard O. Sheppard	0	$0	160,000	(1)	$248,550	(1)(3)

(1)	Exercisable.

(2)	Unexercisable.

(3)	Computed based upon the difference between the stock option prices and $2.53, the closing price of the company’s common stock on September 30, 2005.

Equity Compensation Plan Information

The following table provides information as of September 30, 2005 with respect to our compensation plans, including individual compensation arrangements, under which our equity securities are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	3,247,000	(1)	$1.54	0
Equity compensation plans not approved by security holders	13,525,952		$1.39	0
Total	16,772,952		$1.42	0

(1)	Includes 455,000 shares under options held by Dennis L. Yakobson and 320,000 shares under options held by Ronald C. Butz under our proposed Incentive Award Plan which has been submitted for shareholder approval as Proxy Item 4 to our preliminary proxy statement. If the plan is not approved by the shareholders, the options will be void.

The equity securities issued as compensation without shareholder approval consist of stock options and stock purchase warrants. These securities have exercise prices equal to the closing market prices of our common stock, as reported by the American Stock Exchange, on the date the securities were granted. The options and warrants may be exercised for a term of five years after the date they were granted. For a narrative description of the material terms of the equity compensation plans and other compensation arrangements summarized in the above table, please see the section entitled “Stock Options and Stock Warrants” in note 11 to our consolidated financial statements included in our annual report on 10-K for the fiscal year ended September 30, 2005.

Employment Contracts

Executive officers generally are elected at the annual director meeting immediately following the annual shareholder meeting. Any officer or agent elected or appointed by the Board of Directors may be removed by the Board whenever in its judgment our best interests will be served thereby, without prejudice to contractual rights, if any, of the person so removed.

We have entered into employment agreements with Messrs. Yakobson (now retired), Butz (now retired), Benham, Bohn (now retired), Ramsbottom, Miller and Smith. Messrs. Yakobson, Butz, Benham and Bohn’s agreements provide for annual base salaries which may be increased by us from time to time, with annual cost of living increases. In addition, each employment agreement entitles the employee to participate in employee benefit plans that we may from time to time offer to our employees.

Each agreement is for an initial term of three years. Upon the expiration of each year, the term is extended for one year, unless either we or the employee elect not to extend the term, so that a three-year term remains in effect, unless one party has rejected the extension. Under each agreement, employment may be terminated as follows:

•	by us upon the employee’s death, disability or cause; or

•	by the employee if the employee’s annual salary is decreased; the employee is relocated without consent; we have breached the employment agreement; we have purported to terminate the employee without giving reasonable notice of the basis; or upon disability.

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

By each agreement, the employee is prohibited from disclosing to third parties, directly or indirectly, our trade secrets, either during or after the employee’s employment with our company, other than as required in the performance of the employee’s duties while employed by us. The agreement also provides that the employee will not have or claim any right, title or interest in any invention owned by us. The employee also agrees to irrevocably assign to us all of the employee’s right, title and interest in and to any and all inventions and concepts made, or conceived by the employee during his or her period of employment with us and which related to our business, whether or not developed on the employee’s own time. Each employee further agrees that during the period of employment with us and for a period of three years following the termination of employment, the employee will not compete with us, and for a period of one year, not to solicit our business customers or employees to discontinue or change their relationship with us.

Effective December 15, 2005, Mr. Yakobson retired from his position of Chief Executive Officer of the company, but will remain as a member of the Board of Directors. Effective December 31, 2005, Mr. Butz retired from his positions of Chief Operating Officer, Vice President and Secretary of the company, but will remain as a member of the Board of Directors. Effective September 30, 2005, Dr. Mark Bohn retired from the company. Accordingly, Messrs. Yakobson, Butz and Bohn terminated their employment agreements with Rentech.

On January 20, 2006, we entered into an employment agreement with D. Hunt Ramsbottom to serve as the Chief Executive Officer and President of our Company. The term of the employment agreement is for three years from December 15, 2005, subject to automatic renewal unless we or Mr. Ramsbottom give prior notice. The agreement provides for base compensation of $370,000 per year, subject to annual cost of living adjustments, provides Mr. Ramsbottom with the opportunity to earn an annual cash bonus, and provides for his participation in our standard benefit programs and the reimbursement of specified expenses. Also in connection with the agreement, we agreed to grant Mr. Ramsbottom 450,000 restricted stock units that are to be settled in shares of common stock of the Company. These restricted stock units will vest over a three-year period such that one-third will vest on each of Mr. Ramsbottom’s one year, two year and three year anniversary dates of his vesting commencement date of December 15, 2005, subject to partial or complete acceleration under certain circumstances, including termination without cause, termination for good reason or upon a change in control (in each case as defined in the agreement). If Mr. Ramsbottom is terminated without cause, terminated for good reason or we fail to offer to renew this agreement on competitive terms, we will be obligated to pay Mr. Ramsbottom severance including base salary continuation for 24-months, a target bonus for the year of termination equal to his then-applicable base salary, continuation of his health care benefits, and acceleration of the vesting of a portion of the restricted stock unit grant. If a termination entitling Mr. Ramsbottom to severance occurs during the period of three months prior and two years after a change in control, the severance payment will be made in a lump sum, the bonus component will be increased to the extent the most recent prior actual annual bonus earned by Mr. Ramsbottom exceeded his then applicable annual base salary, and the full restricted stock unit grant will vest. In addition, in the event any federal excise tax is payable with respect to any payment due to Mr. Ramsbottom upon a change in control, we have agreed to pay such excise tax, including a gross-up payment. Subject to the severance obligations contained in the agreement, we may terminate Mr. Ramsbottom’s employment at any time. Mr. Ramsbottom also executed a corporate confidentiality and proprietary rights agreement.

        On January 20, 2006, we entered into an employment agreement with Douglas M. Miller to serve as the Chief Operating Officer and an Executive Vice President of our Company. The term of the employment agreement is for three years from January 20, 2006, subject to automatic renewal unless we or Mr. Miller give prior notice. The agreement provides for base compensation of $300,000 per year, subject to annual cost of living adjustments, provides Mr. Miller with the opportunity to earn an annual cash bonus, and provides for his participation in our standard benefit programs and the reimbursement of specified expenses. Also in connection with the agreement, we agreed to grant Mr. Miller 375,000 restricted stock units that are to be settled in shares of common stock of the Company. These restricted stock units will vest over a three-year period such that one-third will vest on each of Mr. Miller’s one year, two year and three year anniversary dates of his vesting commencement date of January 20, 2006, subject to partial or complete acceleration under certain circumstances, including termination without cause, termination for good reason or upon a change in control (in each case as defined in the agreement). If Mr. Miller is terminated without cause, terminated for good reason or we fail to offer to renew this agreement on competitive terms, we will be obligated to pay Mr. Miller severance including base salary continuation for 12-months, a target bonus for the year of termination equal to his then-applicable base salary, continuation of his health care benefits, and acceleration of the vesting of a portion of the restricted stock unit grant. If a termination entitling Mr. Miller to severance occurs during the period of three months prior and two years after a change in control, the severance payment will be made in a lump sum, the bonus component will be increased to the extent the most recent prior actual annual bonus earned by Mr. Miller exceeded his then applicable annual base salary, and the full restricted stock unit grant will vest. In addition, in the event any federal excise tax is payable with respect to any payment due to Mr. Miller upon a change in control, we have agreed to pay such excise tax, including a gross-up payment. Subject to the severance obligations contained in the agreement, we may terminate Mr. Miller’s employment at any time. Mr. Miller also executed a corporate confidentiality and proprietary rights agreement.

On January 20, 2006, we entered into an employment agreement with Kevin M. Smith to serve as the Chief Financial Officer and an Executive Vice President of our Company. The term of the employment agreement is for three years from January 20, 2006, subject to automatic renewal unless we or Mr. Smith give prior notice. The agreement provides for base compensation of $250,000 per year, subject to annual cost of living adjustments, provides Mr. Smith with the opportunity to earn an annual cash bonus, and provides for his participation in our standard benefit programs and the reimbursement of specified expenses. Also in connection with the agreement, we agreed to grant Mr. Smith 325,000 restricted stock units that are to be settled in shares of common stock of the Company. These restricted stock units will vest over a three-year period such that one-third will vest on each of Mr. Smith’s one year, two year and three year anniversary dates of his vesting commencement date of January 20, 2006, subject to partial or complete acceleration under certain circumstances, including termination without cause, termination for good reason or upon a change in control (in each case as defined in the agreement). If Mr. Smith is terminated without cause, terminated for good reason or we fail to offer to renew this agreement on competitive terms, we will be obligated to pay Mr. Smith severance including base salary continuation for 12-months, a target bonus for the year of termination equal to his then-applicable base salary, continuation of his health care benefits, and acceleration of the vesting of a portion of the restricted stock unit grant. If a termination entitling Mr. Smith to severance occurs during the period of three months prior and two years after a change in control, the severance payment will be made in a lump sum, the bonus component will be increased to the extent the most recent prior actual annual bonus earned by Mr. Smith exceeded his then applicable annual base salary, and the full restricted stock unit grant will vest. In addition, in the event any federal excise tax is payable with respect to any payment due to Mr. Smith upon a change in control, we have agreed to pay such excise tax, including a gross-up payment. Subject to the severance obligations contained in the agreement, we may terminate Mr. Smith’s employment at any time. Mr. Smith also executed a corporate confidentiality and proprietary rights agreement.

On August 5, 2005, Rentech entered into a Management Consulting Agreement with Management Resource Center, Inc., a California corporation (“MRC”), an entity to which D. Hunt Ramsbottom was a partner and the principal on the account. Pursuant to the terms of the agreement, Mr. Ramsbottom would assist Rentech in the following courses of action: to develop a strategy to reorganize senior management; to provide support within transactional activities regarding the capturing of commercial opportunities available from the Rentech Process; to assist with the process of seeking capital for the execution of Rentech’s business development plan; and to augment Rentech’s strategy for enhancing shareholder value. The agreement was dated July 29, 2005 and has a term of six months after which Rentech may extend the agreement on a monthly basis for up to an additional three months.

Pursuant to the terms of the agreement, Mr. Ramsbottom exercised his right to assign the agreement to East Cliff Advisors, LLC, an entity controlled by Mr. Ramsbottom. Such assignment was effective August 3, 2005. Accordingly, Mr. Ramsbottom has received a fee of $20,000 per month plus expenses for his services and $5,000 per month plus expenses for such other members of his team as will be necessary to fulfill the engagement. In addition, as a success fee, East Cliff was issued a warrant to purchase 3.5 million shares of Rentech’s common stock at an exercise price of $1.82. The warrant will vest or has vested in the following incremental amounts upon such time as Rentech’s stock reaches the stated closing prices for 12 consecutive trading days: 10% at $2.10 (vested); 15% at $2.75 (vested); 20% at $3.50 (vested); 25% at $4.25; and 30% at $5.25. The above-referenced stock prices must be achieved at any time prior to December 15, 2007. Mr. Ramsbottom was appointed President and a director of Rentech on September 13, 2005 and Chief Executive Officer effective December 15, 2005.

Our success with our technology and in implementing our business plan to develop advanced technology businesses are both substantially dependent upon the contributions of our executive officers, technical staff and key employees. At this stage of our development, economic success of the Rentech Process depends upon acquiring and then designing changes to an existing nitrogen fertilizer plant to use our technology and operating it effectively. That effort requires knowledge, skills, and relationships unique to our key personnel. Moreover, to successfully compete with our Rentech Process and other technologies, we will be required to engage in continuous research and development regarding processes, products, markets and costs. Unexpected loss of the services of the executive officers or other key employees could have a material adverse effect on our business, operating results and financial condition. We do not have key man life insurance.

401(k) Plan

We have a 401(k) plan. Employees who are at least 21 years of age are eligible to participate in the plan and share in the employer matching contribution. The employer is currently matching 75% of the first 6% of the participant’s salary deferrals. All participants who have completed 1,000 hours of service and who are employed on the last day of the plan year are eligible to share in the non-matching employer contributions. Employer matching and non-matching contributions vest immediately in years in which the plan is not top-heavy. During years in which the plan is top-heavy, employer matching and non-matching contributions vest 100% after three years of service. We contributed $183,244, $143,963 and $163,651 to the plan for the years ended September 30, 2005, 2004, and 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of January 25, 2006 (the Company’s issued and outstanding stock as of January 25, 2006, was 118,342,786) (i) all persons who own of record or are known to Rentech to beneficially own more than 5% of the issued and outstanding shares of Rentech’s common stock and (ii) by each director, each director nominee, each of the executive officers named in the tables under “Executive Compensation,” and by all executive officers and directors as a group:

Directors and Executive Officers (1)(2)	Amount and Nature of Beneficial Ownership(3)	Percent of Class
Charles B. Benham	912,407	*
Mark S. Bohn (4)(5)	233,126	*
Thomas L. Bury	81,000	*
Ronald C. Butz (6)(7)(8)	1,027,199	*

Claude C. Corkadel, III	211,316	*
Amanda M. Darby	65,000	*
Geoffrey S. Flagg	156,236	*
Jim D. Fletcher	25,000	*
Douglas M. Miller	0	*
Peter S. Pedersen	105,800	*
D. Hunt Ramsbottom (9)	1,575,000	1.3%
Michael F. Ray	231,985	*
Richard O. Sheppard (10)	259,500	*
Kevin M. Smith	0	*
Erich W. Tiepel	670,725	*
Halbert S. Washburn (11)	0	*
Dennis L. Yakobson (12)(13)	979,754	*
All Directors and Executive Officers as a Group (17 persons)	6,534,048	5.5%

Beneficial Owners of More than 5%	Amount and Nature of Beneficial Ownership	Percent of Class
C. David Callaham (14)	9,616,024	8.4%
Wellington Management Company, LLP (15)(16)	7,423,100	6.5%

*	Less than 1%.

(1)	Except as otherwise noted and subject to applicable community property laws, each shareholder has sole voting and investment power with respect to the shares beneficially owned. The business address of each director and executive officer is c/o Rentech, Inc., 1331 17th Street, Suite 720, Denver, CO 80202.

(2)	Shares of common stock subject to options that are exercisable within 60 days of December 1, 2005 are deemed outstanding for purposes of computing the percentage ownership of such person, but are not deemed outstanding for purposes of computing the percentage ownership of any other person. The following shares of common stock subject to stock options or convertible promissory notes issued to evidence deferred salary are included in the table:

•	Charles B. Benham – 170,000 under options and 91,087 under note;

•	Thomas L. Bury – 80,000 under options;

•	Ronald C. Butz – 75,000 under options and 102,168 under note;

•	Claude C. Corkadel, III – 85,000 under options;

•	Amanda M. Darby – 65,000 under options;

•	Geoffrey S. Flagg – 135,000 under options;

•	Jim D. Fletcher – 25,000 under options;

•	Peter S. Pedersen – 104,000 under options;

•	D. Hunt Ramsbottom – includes 1,575,000 under warrant;

•	Michael F. Ray – 60,000 under options and 82,248 under warrant

•	Richard O. Sheppard – 160,000 under options and 25,000 under warrant;

•	Erich W. Tiepel – 160,000 under options;

•	Halbert S. Washburn – 20,000 under options

•	Dennis L. Yakobson – 115,000 under options and 151,687 under note;

(3)	Information with respect to beneficial ownership is based upon information furnished by each shareholder or contained in filings with the Securities and Exchange Commission.

(4)	Includes 31,187 shares owned by a trust of which Mr. Bohn is one of the trustees with shared investment power.

(5)	Mr. Bohn retired from the company effective September 30, 2005.

(6)	Excludes 75,000 shares owned by his spouse, as to which Mr. Butz disclaims beneficial ownership.

(7)	Mr. Butz owns 320,000 shares under options which will not be exercisable until the company’s 2006 Incentive Award Plan is approved by the shareholders at the annual meeting of shareholders. Accordingly, these shares are not reflected in the table above.

(8)	Mr. Butz retired from the company effective December 31, 2005. Mr. Butz remains a member of the Board of Directors through his term which will expire at the annual meeting of shareholders in 2007.

(9)	Mr. Ramsbottom is a partner and has sole investment and voting power in East Cliff Advisors, LLC. East Cliff Advisors, LLC holds a warrant for 3.5 million shares of which 1,575,000 shares have vested. The remaining 1,925,000 will vest as follows: 875,000 shares when the company’s stock price reaches $4.25; and 1,050,000 shares when the company’s stock price reaches $5.25. The company’s stock price must be reached and close at or above such price for twelve consecutive trading days.

(10)	Includes 75,000 shares owned by a trust of which Mr. Sheppard is a trustee with shared investment power.

(11)	Mr. Washburn owns 20,000 shares under options which will not be exercisable until the company’s 2006 Incentive Award Plan is approved by the shareholders at the annual meeting of shareholders. Accordingly, these shares are not reflected in the table above.

(12)	Mr. Yakobson owns 455,000 shares under options which will not be exercisable until the company’s 2006 Incentive Award Plan is approved by the shareholders at the annual meeting of shareholders. Accordingly, these shares are not reflected in the table above.

(13)	Mr. Yakobson retired his position as Chief Executive Officer effective December 15, 2005. Mr. Yakobson remained as an employee in a non-executive officer capacity through December 31, 2005. Mr. Yakobson will remain as Chairman of the Board of Directors of the company through his term which will expire at the annual meeting of shareholders in 2008.

(14)	Mr. Callaham’s address is 10804 N.E. Highway 99, Vancouver, Washington 98686. This information is based on records available to us, including shares underlying Rentech’s convertible promissory notes and stock purchase warrants that are subject to exercise by him.

(15)	Shares reported in Wellington Management Company, LLP’s Schedule 13G filed with the Securities and Exchange Commission on October 11, 2005 for which such entity has shared voting power. Shares reported for which such entity has shared dispositive power is 13,952,400.

(16)	Wellington Management Company, LLP’s address is 75 State Street, Boston, Massachusetts 02109.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Relationships and Related Party Transactions

During fiscal year 2003, in exchange for loans made to us by C. David Callaham, a shareholder, we issued three convertible promissory notes to him. The notes were issued in the principal amounts of $200,000, $750,000 and $615,000. Interest was due on two of the notes at the rate of nine percent per year and at the rate of ten percent per year on the third note. During fiscal 2003, the $750,000 note was converted into 1,681,878 shares of our common stock. During fiscal 2004, the $200,000 note was converted into 484,444 shares of our common stock. During fiscal 2005, we paid interest on the remaining note to Mr. Callaham in the total amount of $61,500. The remaining balance due on the note is $615,000 as of September 30, 2005. The note could now be converted into 1,366,667 shares of our stock. During fiscal year 2005, in exchange for loans made to us by C. David Callaham, we issued two promissory notes to him. The notes were issued in the principal amounts of $500,000 each. Interest was due on the notes at the rate of eight and a half percent per year. During fiscal 2005, the notes became convertible as a result of a default provision in the notes. During fiscal 2005, we accrued $67,301 in interest on the two notes. The balance due on the notes was $1,067,301 as of September 30, 2005. During fiscal year 2006, we issued 493,332 shares of our common stock to him upon conversion of the principal balance and accrued interest of the two notes.

Rentech entered into a Management Consulting Agreement with Management Resource Center, Inc. which was subsequently assigned to East Cliff Advisors, LLC, an entity controlled by D. Hunt Ramsbottom. The agreement is discussed in “Employment Agreements.”

On September 30, 2005, Rentech entered into agreements with Dennis L. Yakobson and Ronald Butz on terms of their retirement packages.

Mr. Yakobson’s retirement package provided that in return for Mr. Yakobson’s retirement no later than December 31, 2005 or at such earlier time as is determined by Hunt Ramsbottom, Rentech would provide the following retirement package: (1) Rentech would pay severance to Mr. Yakobson of $265,543 for each of the years 2006 and 2007. Rentech would pay Mr. Yakobson six months severance on his last day of employment; monthly payments will commence in the seventh month after retirement; (2) Rentech would pay Mr. Yakobson $250,000 in lieu of certain benefits and bonus opportunities that would have accrued under his employment agreement, in cash, or at his election, against the exercise price of stock options; (3) Mr. Yakobson’s $80,517.91 of convertible promissory notes are to be amended to extend the term (to September 30, 2008), and reduce the interest rate (to the prime rate published by the Wall Street Journal); (4) Rentech would pay Mr. Yakobson his unfunded deferred compensation in the amount of $196,358.48, in cash or, at his election, against the exercise price of stock options; (5) Mr. Yakobson would enter into a consulting agreement with Rentech providing for a monthly fee of $10,000, for a term of one year, commencing on the day after his last date of employment; and (5) Rentech would grant Mr. Yakobson stock options with a two year term and an exercise price of $2.53 per share for 115,000 shares under the company’s 2005 Stock Option Plan, and has granted an identical option for 455,000 shares under the company’s 2006 Incentive Award Plan, subject to approval of the plan by the shareholders.

Mr. Butz’ retirement packaged provided that in return for Mr. Butz’ retirement no later than December 31, 2005 or at such earlier time as is determined by Hunt Ramsbottom, Rentech would provide the following retirement package: (1) Rentech would pay severance to Mr. Butz of $235,368 for each of the years 2006 and 2007; (2) Rentech would pay Mr. Butz six months of severance on his last day of employment; monthly payments will commence in the seventh month after retirement; (3) Rentech would pay Mr. Butz $190,000 in lieu of certain benefits and bonus opportunities that would have accrued under his employment agreement, in cash, or at his election, against the exercise price of stock options; (4) Mr. Butz’ $46,745.35 of Convertible Promissory Notes are to be amended to extend the term (to September 30, 2008), and reduce the interest rate (to the prime rate published by the Wall Street Journal); (5) Rentech would pay Mr. Butz his unfunded deferred compensation in the amount of

$130,149.44, in cash or, at his election, against the exercise price of stock options; and (6) Rentech would grant Mr. Butz stock options with a two year term and an exercise price of $2.53 per share for 75,000 shares under the Company’s 2005 Stock Option Plan, and has granted an identical option for 320,000 shares under the company’s 2006 Incentive Award Plan, subject to approval of the plan by the shareholders.

On April 8, 2005, Rentech entered into a Securities Purchase Agreement with M.A.G. Capital, LLC through its designated funds Monarch Pointe Fund, Ltd, Mercator Momentum Fund, III, LP, and Mercator Momentum Fund, LP, and with Pentagon Special Purpose Fund, Ltd. We sold a total of 90,000 shares of our Series A preferred stock at a price of $100 per share. The preferred stock is convertible into shares of our common stock at 80 percent of the volume weighted average price per share for the five trading days preceding any conversion, but not at more than $1.3852 or less than $0.80 per share. We also issued warrants for the purchase of an aggregate of 5,921,910 shares of common stock. The warrants may be exercised at a price of $1.61 per share for a term of three years, expiring April 8, 2008. As of December 1, 2005, Rentech paid dividends on the Series A preferred stock in the amount of $341,475 and as of December 15, 2005, all shares of our Series A preferred stock had been converted into shares of common stock and all warrants remain outstanding.

On November 15, 2005, Rentech and its wholly-owned subsidiary, Rentech Development Corporation (“RDC”), entered into a Commitment Letter with M.A.G. Capital, LLC and Pentagon Bernini Fund, Ltd. (the “Investors”), for the purchase by the Investors of $35 million of 14% secured convertible debentures. The funding is subject to certain conditions including the completion of diligence, execution of definitive documents, the absence of material adverse changes and the concurrent acquisition of Royster-Clark Nitrogen, Inc. (“RCN”), among other things. The funding proceeds will be used to partially finance the $50 million purchase of 100% of the outstanding shares of RCN. The securities proposed to be offered to the Investors have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

On September 22, 2005, Rentech entered into a Securities Purchase Agreement with Wellington Management Capital, LLP as investment advisor on behalf of purchasers listed in the Securities Purchase Agreement. The purchasers agreed to buy 13,436,000 shares of the Company’s common stock at a price of $2.30 per share for an aggregate purchase price of $30,902,800. The transaction closed on September 30, 2005.

On May 20, 2005, Rentech entered into agreements with Michael F. Ray and David P. Zimel, directors of the company (Mr. Zimel was a director of the Company from May 11, 2005 until January 24, 2006), whereby two convertible promissory notes were issued, one in the principal amount of $125,000 to Mr. Ray, and one in the principal amount of $875,000 to Mr. Zimel. The notes bear annual interest at the prime rate published in the Wall Street Journal plus two percentage points. The principal balance of the notes are convertible, at the election of the holders, into shares of common stock, at an exercise price of $1.52 (pursuant to the amended exercise price provided in Amendment No. 1 dated May 20, 2005). As of December 1, 2005, Rentech paid Mr. Ray $5,573 in interest on the note and Mr. Zimel $39,011. In addition, Mr. Ray received a warrant to purchase 82,248 shares of Rentech’s common stock at an exercise price of $1.61 and Mr. Zimel received a warrant to purchase 575,733 shares of Rentech’s common stock at an exercise price of $1.61. The warrants have a term of three years.

Michael F. Ray, one of Rentech’s directors, is a principal in Thiosolv, LLC which provides consulting work to Rentech. During fiscal 2005, Thiosolv, LLC performed services for which it was compensated by Rentech in the amount of $44,213.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by Ehrhardt Keefe Steiner & Hottman P.C. for professional services rendered for the audit of Rentech’s consolidated financial statements for the fiscal year ended September 30, 2005, and for the audit of management’s assessment of internal controls, and for reviews of the financial statements included in Rentech’s Quarterly Reports on Form 10-Q, assistance with Securities Act filings and related matters, and consultations on financial accounting and reporting standards arising during the course of the audit for that fiscal year were $264,198. The aggregate fees billed by Ehrhardt Keefe Steiner & Hottman P.C. for professional services rendered for the audit of Rentech’s consolidated financial statements for the fiscal year ended September 30, 2004, including reviews of its financial statements included in Rentech’s Quarterly Reports on Form 10-Q, assistance with Securities Act filings and related matters, and consultations on financial accounting reporting standards arising during the course of the audit or reviews for that fiscal year were $110,202.

Audit-Related Fees

Audit related fees include billings for assurance and related services that are reasonably related to the performance of the audit or review of Rentech’s financial statements, and are not reported as Audit Fees. No such fees were billed for the fiscal years ended September 30, 2005 and 2004.

Tax Fees

The aggregate fees billed by Ehrhardt Keefe Steiner & Hottman P.C. for professional services rendered for tax compliance, tax advice, and tax planning were $4,335 for the fiscal year ended September 30, 2005 and $12,150 for the fiscal year ended September 30, 2004. These services consisted of assistance in the preparation of federal and state income tax filings, federal and state tax examination assistance, and other tax planning consultations.

All Other Fees

There were no other fees billed by Ehrhardt Keefe Steiner & Hottman P.C. for services rendered to Rentech other than the services described above.

The Audit Committee’s policy as to all engagements of the principal accountants is to collect detailed information before the engagement is made about the specific services that would be provided. With that information and related information, the committee decides whether, in its judgment, the independence of the principal accountant would be impaired by the proposed engagement. If so, the committee’s policy is to reject the proposed engagement. If not, the Audit Committee will accept the engagement letter but its policy is to preapprove any services to be provided that are not covered by the engagement letter.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(3) Exhibits

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