Form 10-Q
period 2005-12-31
RENTECH INC /CO/
filed 2006-02-09
CIK 868725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                Accelerated filer  ☒                Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares of the Registrant’s common stock outstanding as of February 6, 2005 was 118,345,786.

RENTECH, INC.

Form 10-Q

First Quarter ended December 31, 2005

RENTECH, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Consolidated Balance Sheets

	December 31, 2005	September 30, 2005
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$29,479,672	$24,720,713
Accounts receivable, net of $136,255 allowance for doubtful accounts	1,125,888	988,853
Subscription receivable	—	12,255,550
Other receivables, net	300,733	391,430
Receivable from related party	—	22,154
Prepaid expenses and other current assets	556,398	23,521

Total current assets	31,462,691	38,402,221

Property and equipment, net of accumulated depreciation of $2,324,439 and $2,204,304	4,765,687	3,394,488
Other assets
Licensed technology, net of accumulated amortization of $2,821,066 and $2,763,870	610,083	667,278
Goodwill, net of accumulated amortization of $30,725	166,713	166,713
Investment in advanced technology companies (Note 5)	405,000	405,000
Technology rights, net of accumulated amortization of $237,390 and $230,197	50,356	57,549
Deferred acquisition costs	2,684,537	65,678
Deposits and other assets	1,239,938	333,022

Total other assets	5,156,627	1,695,240

Total assets	$41,385,005	$43,491,949

(Continued on following page)

See notes to consolidated financial statements

RENTECH, INC.

Consolidated Balance Sheets

(Continued from previous page)

	December 31, 2005	September 30, 2005
	(Unaudited)
Liabilities And Stockholders’ Equity
Current liabilities
Accounts payable	$364,126	$567,927
Accrued payroll and benefits	561,089	362,772
Deferred compensation	—	326,508
Accrued liabilities	825,995	826,503
Accrued retirement payable	370,492	905,683
Lines of credit payable (Note 8)	499,218	499,218
Short-term debt (Note 6)	—	876,972
Current portion of long-term debt (Note 6)	605,362	254,973
Short-term convertible debt (Note 7)	—	1,020,862
Current portion of long-term convertible debt to related parties (Note 7)	766,386	729,406

Total current liabilities	3,992,668	6,370,824

Long-term liabilities
Long-term debt, net of current portion (Note 6)	1,119,187	1,323,974
Long-term convertible debt to related parties, net of current portion (Note 7)	580,152	643,958
Convertible notes payable to related parties (Note 9)	163,153	199,109
Lessee deposits	7,485	7,485
Accrued retirement payable	500,911	656,139
Investment in Sand Creek Energy, LLC (Note 4)	—	19,278

Total long-term liabilities	2,370,888	2,849,943

Total liabilities	6,363,556	9,220,767

Commitments and contingencies
Stockholders’ equity (Note 10)
Preferred stock - $10 par value; 1,000,000 shares authorized; 90,000 Series A convertible preferred shares authorized and issued and 0 and 59,000 series A convertible preferred shares outstanding	—	590,000
Series C participating cumulative preferred stock - $10 par value; 500,000 shares authorized; no shares issued and outstanding	—	—
Common stock - $.01 par value; 250,000,000 shares authorized; 117,360,985 and 110,120,500 shares issued and outstanding	1,173,610	1,101,205
Additional paid-in capital	101,484,935	94,588,613
Accumulated deficit	(67,637,096)	(62,008,636)

Total stockholders’ equity	35,021,449	34,271,182

Total liabilities and stockholders’ equity	$41,385,005	$43,491,949

See notes to consolidated financial statements

RENTECH, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended December 31,
	2005	2004
Revenues
Service revenues	$1,922,078	$1,769,725

Cost of sales
Service costs	1,312,935	1,415,156

Gross profit	609,143	354,569
Operating expenses
General and administrative expense	4,802,160	1,293,375
Depreciation and amortization	134,371	105,393
Research and development	1,280,274	168,425

Total operating expenses	6,216,805	1,567,193

Operating loss	(5,607,662)	(1,212,624)

Other income (expenses)
Equity in loss of investee	—	(171,153)
Interest income	278,515	897
Interest expense	(299,313)	(680,806)
Gain (loss) on disposal of fixed assets	—	1,253

Total other income (expense)	(20,798)	(849,809)

Net loss from continuing operations	(5,628,460)	(2,062,433)

Discontinued operations:
Net loss from discontinued operations	—	(189,132)

Net loss	$(5,628,460)	$(2,251,565)

Dividends on preferred stock (Note 10)	(74,437)	—

Net loss applicable to common stockholders	$(5,702,897)	$(2,251,565)

Basic and diluted loss per common share:
Continuing operations, including dividend	$(0.050)	$(0.023)
Discontinued operations	$—	$(0.002)

Basic and diluted loss per common share	$(0.050)	$(0.025)

Basic and diluted weighted-average number of common shares outstanding	113,473,636	90,027,009

See notes to consolidated financial statements

RENTECH, INC.

Consolidated Statement of Stockholders’ Equity

(Unaudited)

	Convertible Preferred Stock				Common Stock
	Series A		Series C				Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, September 30, 2005 (audited)	59,000	$590,000	—	$—	110,120,500	$1,101,205	$94,588,613	$(62,008,636)	$34,271,182
Common stock issued for cash on options and warrants exercised (Note 10)	—	—	—	—	1,896,208	18,962	2,248,180	—	2,267,142
Common stock issued for conversion of convertible notes	—	—	—	—	658,695	6,587	1,229,408	—	1,235,995
Common stock issued for options exercised using deferred compensation and retirement payable (Note 10)	—	—	—	—	426,269	4,263	388,735	—	392,998
Stock options and warrants granted for services	—	—	—	—	—	—	2,557,029	—	2,557,029
Preferred stock converted into common stock (Note 10)	(59,000)	(590,000)			4,259,313	42,593	547,407	—	—
Cash dividends paid on preferred stock (Note 10)							(74,437)	—	(74,437)
Net loss for the three months ended December 31, 2005	—	—	—	—	—	—	—	(5,628,460)	(5,628,460)

Balance, December 31, 2005	—	$—	—	$—	117,360,985	$1,173,610	$101,484,935	$(67,637,096)	$35,021,449

See notes to consolidated financial statements

RENTECH, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended December 31,
	2005	2004
Cash flows from operating activities
Net loss	$(5,628,460)	$(2,251,565)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	114,825	105,067
Amortization	64,388	64,389
(Gain) loss on disposal of fixed assets	—	(1,253)
Non-cash interest expense	203,475	533,100
Non-cash lease commission expense	946	945
Equity in loss of investee	—	171,153
Accrued interest expense	2,210	14,038
Common stock issued for services	—	9,759
Stock options and warrants issued for services	2,557,029	—
Changes in operating assets and liabilities
Accounts receivable	(136,835)	(182,381)
Costs and estimated earnings in excess of billings	—	152,222
Other receivables and receivable from related party	106,891	(11,380)
Inventories	—	(48,181)
Prepaid expenses and other current assets	116,073	74,952
Accounts payable	(148,998)	260,008
Billings in excess of costs and estimated earnings	—	(115,080)
Accrued retirement payable	(690,419)	—
Accrued liabilities, accrued payroll and other	236,207	113,579

Net cash used in operating activities	(3,202,668)	(1,110,628)

Cash flows from investing activities
Purchase of property and equipment	(78,355)	(62,549)
Proceeds from disposal of fixed assets	—	3,719
Acquisition, net of cash received	(1,345,378)	—
Payments of acquisition costs	(2,676,955)	(396,378)
Deposits and other assets	34,618	(2,500)
Cash used in purchase of investments	—	(202,021)

Net cash used by investing activities	(4,066,070)	(659,729)

Cash flows from financing activities
Proceeds from issuance of common stock	2,267,142	410,158
Payment of dividends on preferred stock	(74,437)	—
Payment of offering costs	(753,240)	—
Receipt of subscription receivable	12,255,550	—
Proceeds from long-term debt and notes payable	—	1,850,000
Payment of debt issuance costs	(258,298)	(187,390)
Proceeds on lines of credit, net	—	1,006,613
Payments on convertible debt and notes payable	(1,409,020)	(251,463)

Net cash provided by financing activities	12,027,697	2,827,918

Increase in cash and cash equivalents	4,758,959	1,057,561

Cash and cash equivalents, beginning of period	24,720,713	255,417

Cash and cash equivalents, end of period	29,479,672	1,312,978

Less cash included in discontinued operations, end of period	—	18,861

Cash and cash equivalents included in continuing operations, end of period	$29,479,672	$1,331,839

(Continued on following page)

See notes to consolidated financial statements

RENTECH, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(Continued from previous page)

For the three months ended December 31, 2005 and 2004, the Company made cash interest payments of $227,375 and $142,314. Excluded from the statements of cash flows for the three months ended December 31, 2005 and 2004 were the effects of certain non-cash investing and financing activities as follows:

	Three Months Ended December 31,
	2005	2004
Purchase of annual insurance financed with a note payable	$643,704	$587,919
Issuance of common stock for conversion of convertible notes payable	$1,235,995	$909,972
Warrants issued in conjunction with bridge loans	$—	$641,566
Issuance of common stock from conversion of preferred stock	$5,900,000	$—
Debt issue costs included in accounts payable	$255	$—
Deferred acquisition costs included in accounts payable	$58,096	$213,973
Deferred offering costs included in accounts payable	$—	$22,442
Purchase of property and equipment with note payable	$—	$62,226
Issuance of common stock for options exercised using deferred compensation and retirement payable	$392,998	$—
Stock options issued for stand-still agreement	$—	$178,766
Reclassification of line of credit to long-term debt	$—	$500,000

See notes to consolidated financial statements

RENTECH, INC.

Note 1 – Description of Business and Basis of Presentation

Description of Business

Rentech, Inc. (“Rentech”, “we”, or “the Company”) was incorporated in 1981 to develop and market processes, using Fischer-Tropsch technology (“the Rentech Process”), for conversion of synthesis gas derived from low-value, carbon-bearing solids or gases into high-value hydrocarbons, including high-grade diesel fuel, naphthas and waxes. Our business historically has focused on research and development of our Fischer-Tropsch (“FT”) technology and licensing it to third parties.

In addition to our FT alternative fuels segment, we conduct our oil and gas field services segment through our wholly-owned subsidiary, Petroleum Mud Logging, Inc.

Recently, we determined to directly deploy our Rentech Process in selected domestic projects by acquiring equity interests in existing nitrogen fertilizer plants currently configured to use natural gas as feedstock. We are planning to initially implement this strategy by purchasing Royster-Clark Nitrogen, Inc. (“RCN”), which owns a nitrogen fertilizer plant in East Dubuque, Illinois. On November 5, 2005, Rentech Development Corporation (“RDC”), a wholly-owned subsidiary of Rentech, Inc., entered into a definitive Stock Purchase Agreement with Royster-Clark, Inc. for the purchase of RCN for $50 million, plus an amount equal to net working capital of RCN, as defined in the agreement, at closing. The consummation of the purchase of RCN is subject to various conditions, including approval by our shareholders and financing of the purchase. The East Dubuque plant is an operating integrated plant rated at 830 tons of ammonia per day. It produces ammonia, urea ammonium nitrate (“UAN”), nitric acid and urea, among other fertilizer products. We intend to operate the plant for the production of nitrogen fertilizer products while we add a commercially available advanced clean coal gasification process that converts the plant to use synthesis gas derived from coal, instead of more expensive natural gas. In addition, we plan to add our Rentech Process to produce liquid hydrocarbon products from the excess synthesis gas produced from the coal gasification process. The converted facility will also produce enough electric power to meet all of its needs and, if market conditions are favorable, will provide excess electric power for sale to the local grid. If the purchase of RCN is consummated, we estimate we would need $800,000,000 (excluding interest during construction and potential debt reserve requirements) of additional debt and equity financing to finance the conversion of the East Dubuque fertilizer facility.

In November 2005, we deposited $2,500,000 to an escrow account that will be applied to the purchase price of RCN or paid to Royster-Clark, Inc. as a break-up fee if the acquisition fails due to our failure to obtain financing, failure to obtain shareholder approval for the acquisition of RCN or failure to obtain listing approval from AMEX for the acquisition. The escrow payment would be forfeited if we do not close on the acquisition on or before a date equal to April 1, 2006 plus 90 days, plus a number of tolling days as defined in the Stock Purchase Agreement. We accounted for the $2,500,000 as a deferred acquisition cost. Total deferred acquisition costs related to the purchase of RCN was $2,680,825 as of December 31, 2005.

We are also pursuing complementary or synergistic opportunities to develop alternative fuels as an adjunct to nitrogen fertilizer plant acquisitions and conversions, including one in Natchez, Mississippi, that we and a partner would construct a nitrogen fertilizer facility that integrates the Rentech Process and provides for the production of electric power on currently undeveloped land situated along the Mississippi River at the Port of Natchez (the “Natchez Project”). We are presently negotiating site agreements and formalizing development plans. There is no assurance the Natchez Project will proceed as presently contemplated.

We are also exploring opportunities to participate with partners in the development of additional alternative fuels projects, including biodiesel facilities, where such projects could be located near our proposed FT or polygeneration plants.

RENTECH, INC.

Note 1 – Description of Business and Basis of Presentation (continued)

Description of Business (continued)

On November 11, 2005, Rentech engaged Credit Suisse First Boston LLC (“CSFB”) as its exclusive financial advisor with respect to the financing and planning for the commercial development of two domestic coal-to-liquids facilities. The engagement includes potential funding efforts for Rentech’s conversion of the Royster-Clark Nitrogen, Inc. plant in East Dubuque, Illinois. Additionally, Rentech will work with CSFB on the funding for its recently proposed coal-to-liquids strategic fuels center in Natchez, Mississippi. The Company paid CSFB an advisory fee which the Company has accounted for as a deferred offering cost which is included in deposits and other assets on our consolidated balance sheet as of December 31, 2005. The Company’s agreement with CSFB also provides for other advisory fees (including a monthly retainer fee and success fees based on the completion of financings for the East Dubuque and Natchez projects and financing fees based on the gross proceeds raised by CSFB in connection with debt or equity financings for the projects.

The Company and RDC entered into a Commitment Letter with M.A.G. Capital, LLC and Pentagon Bernini Fund, Ltd. (the “Investors”), dated November 15, 2005, for the purchase by the Investors of $35 million of 14% secured convertible debentures, plus a quarterly commitment fee of 0.75% of the aggregate principal amount of debentures. The funding is subject to certain conditions including the completion of due diligence, execution of definitive documents, absence of material adverse changes and the concurrent acquisition of RCN, among other things. The funding proceeds will be used to partially finance the purchase price for RCN. The Company paid M.A.G. Capital, LLC $255,000 as a due diligence fee, which was recorded as a debt issuance cost in the three months ended December 31, 2005. Subsequent to quarter end and in return for the Investors written confirmation of the successful completion of their due diligence, the Company paid an additional $100,000 due diligence fee to M.A.G. Capital, LLC. If the funding has not closed by April 1, 2006, the Commitment Letter and its commitments therein terminate unless otherwise extended by both parties. The securities proposed to be offered to the Investors have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or any applicable exemption from registration requirements.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2005.

Reclassifications

Certain prior period amounts have been reclassified to conform to the fiscal year 2006 presentation.

RENTECH, INC.

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

For the three months ended December 31, 2005 and 2004, stock options for a total of 3,646,000 and 3,348,500 shares, stock warrants for a total of 12,022,625 and 5,054,113 shares, and total convertible debt which is convertible into shares of common stock of 2,842,982 and 2,750,903 shares were not included in the computation of diluted loss per share because their effect was anti-dilutive.

Stock Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision to Statement of Financial Accounting Standards 123, “Share–Based Payment” (“SFAS 123(R)”). The revision requires all entities to recognize compensation expense in an amount equal to the fair value of share–based payments granted to employees. SFAS 123(R) eliminates the alternative method of accounting for employee share–based payments previously available under Accounting Principles Board Opinion No. 25 (“APB 25”). In April 2005, the FASB delayed the effective date of SFAS 123(R) to fiscal years beginning after June 15, 2005. Effective October 1, 2005, the Company adopted the provisions of SFAS 123(R) using the modified–prospective transition method. As a result of adopting SFAS 123(R), the Company recognized $2,549,578 of compensation expense for the three months ended December 31, 2005.

Results for prior periods have not been restated. Refer to footnote 3 in the Notes to Consolidated Financial Statements.

Note 3 – Accounting for Stock Based Compensation

Stock Options

The Company has five stock option plans under which options have been granted to employees, including officers and directors of the Company, at a price not less than the fair market value of the Company’s common stock at the date the options were granted. Options under four of the plans are no longer granted because the maximum number of shares available for option grants under such plans has been reached. Under one of the

RENTECH, INC.

Note 3 – Accounting for Stock Based Compensation (continued)

Stock Options (continued)

plans, there are 30,000 options available that may be granted to employees at a price not less than the fair market value of the Company’s common stock at the date the options are granted. In addition, the Company has issued options under the proposed 2006 Incentive Award Plan, which we intend to submit for shareholder approval at our 2006 annual meeting of shareholders. If the plan is not approved by the shareholders, the options will be void. Options generally expire five years from the date of grant or at an earlier date as determined by the committee of the Board of Directors of the Company that administers the plans. Options granted under the plans are generally exercisable on the grant date.

Effective October 1, 2005, the Company adopted SFAS 123(R) which requires all share–based payments, including grants of stock options, to be recognized in the statement of operations as an operating expense, based on their fair values. Pro forma disclosure is no longer an alternative. We previously accounted for our stock–based compensation using the intrinsic method as defined in APB Opinion No. 25 and accordingly, we have not previously recognized any expense for our stock option plans in our consolidated financial statements. The Company elected to utilize the modified–prospective transition method as permitted by SFAS 123(R). Under this transition method, stock–based compensation expense for the three months ended December 31, 2005 includes compensation expense for all stock–based compensation awards granted subsequent to September 30, 2005 based on grant–date fair value estimated in accordance with the provisions of SFAS 123(R). In addition to stock options issued, we also included the warrant issued to East Cliff Advisors, LLC, an entity controlled by D. Hunt Ramsbottom, the Company’s President and Chief Executive Officer, that was previously accounted for under APB 25, in implementing SFAS 123(R). Please refer to section entitled “Warrants” in this footnote for further information regarding the warrant issued to East Cliff Advisors, LLC. The Company recorded $2,549,578 of related stock–based compensation expense, included in general and administrative expense, for the three months ended December 31, 2005. In accordance with SFAS 123(R), there was no tax benefit from recording this non–cash expense as such benefits will be recorded upon utilization of the Company’s NOLs. The compensation expense reduced both basic and diluted earnings per share by $0.022. In accordance with the modified–prospective transition method of SFAS 123(R), results for prior periods have not been restated.

RENTECH, INC.

Note 3 – Accounting for Stock Based Compensation (continued)

Stock Options (continued)

All previously granted stock options vested prior to October 1, 2005. Had compensation expense for our stock option plans been determined in accordance with the fair value method prescribed by SFAS No. 123, Accounting for Stock–Based Compensation, and SFAS No. 148, Accounting for Stock–Based Compensation: An Amendment of FASB Statement No. 123, our net loss attributable to common shareholders and corresponding basic and diluted loss per share would have been the following for the first quarter of fiscal 2005:

Three Months Ended December 31, 2004
Net loss from continuing operations
As reported	$(2,062,433)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$(70,530)

Pro forma	$(2,132,963)
Net loss per common share from continuing operations
As reported	$(.023)
Pro forma	$(.024)
Net loss from discontinued operations
As reported	$(189,132)
Pro forma	$(189,132)
Net loss per common share from discontinued operations
As reported	$(.002)
Pro forma	$(.002)
Total net loss applicable to common stockholders
As reported	$(2,251,565)
Pro forma	$(2,322,095)
Total net loss per common share
As reported	$(.025)
Pro forma	$(.026)

The Company uses the Black–Scholes option pricing model to determine the weighted average fair value of options. The fair value of options at the date of grant and the assumptions utilized to determine such values are indicated in the following table:

	Three Months Ended December 31,
	2005	2004
Risk-free interest rate	4.35% - 4.40%	3.53% - 3.56%
Expected volatility	58.0% - 59.0%	48.0% - 50.0%
Expected life (in years)	2.31 - 2.50	5.0
Dividend yield	0.0%	0.0%

RENTECH, INC.

Note 3 – Accounting for Stock Based Compensation (continued)

Stock Options (continued)

The risk–free interest rate is based on a treasury instrument whose term is consistent with the expected life of our stock options. The Company used the average stock price over the last 40 months to project expected stock price volatility. The Company estimated the expected life of stock options to be the mid-point between the grant date and expiration date. Historical experience shows that most employees exercise options close to the expiration date, however, due to our recent increase in stock price, the Company expects more employees to exercise stock options throughout the life of the option. Therefore, for the first year of compliance with SFAS 123(R), the Company will use the short-cut method and select the mid-point as the expected life. We will revise our estimate in fiscal year 2007 based on experience in fiscal 2006. The Company estimates stock option forfeitures to be zero based on historical experience.

During the three months ended December 31, 2005, the Company issued options to a director of the Company to purchase 20,000 shares of the Company’s common stock at the market price on the date of grant. The options were valued at $29,553 using the Black-Scholes option-pricing model which resulted in a charge to board compensation expense.

All options issued by the Company as of December 31, 2005 are vested, except 795,000 options that have been issued under the proposed 2006 Incentive Award Plan. These options will become vested and exercisable if the plan is approved by the shareholders at the annual meeting of shareholders. If the plan is not approved, these options will be void.

Option transactions during the three months ended December 31, 2005 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at September 30, 2005	4,661,000	$1.35
Granted	20,000	3.74
Exercised	955,000	0.97
Canceled/Expired	80,000	1.01

Outstanding at December 31, 2005	3,646,000	$1.47	$8,513,620

Options exercisable at December 31, 2005	2,851,000	$1.17	$7,520,220

The aggregate intrinsic value was calculated based on the difference between the Company’s closing stock price on December 31, 2005 and the exercise price of all outstanding shares multiplied by the number of outstanding shares as of December 31, 2005. The total intrinsic value of options exercised during the three months ended December 31, 2005 and 2004 were $1,878,975 and $177,645, respectively.

RENTECH, INC.

Note 3 – Accounting for Stock Based Compensation (continued)

Options (continued)

The following information summarizes stock options outstanding and exercisable at December 31, 2005:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.41-$0.47	679,000	1.47	$0.42	679,000	$0.42
$0.70-$0.94	695,000	2.74	0.89	695,000	0.89
$1.05-$1.14	400,000	1.92	1.09	400,000	1.09
$1.34-$1.50	320,000	4.03	1.48	320,000	1.48
$1.85-$1.88	567,000	4.56	1.85	567,000	1.85
$2.53	965,000	1.75	2.53	190,000	2.53
$3.70	20,000	4.96	3.74	—	—

$0.41-$3.70	3,646,000	2.56	$1.47	2,851,000	$1.17

Warrants

During fiscal 2005, the Company issued a warrant to Management Resource Center, Inc. The warrant agreement contains a right of assignment whereby the warrant could be fully assigned at the sole discretion of D. Hunt Ramsbottom, the Company’s President and Chief Executive Officer. During the last quarter of fiscal 2005, Mr. Ramsbottom assigned the warrant to East Cliff Advisors, LLC. The warrant is for the purchase of 3.5 million shares of the Company’s common stock at an exercise price of $1.82. The warrant will vest in the following incremental amounts upon such time as the Company’s stock reaches the stated closing prices for 12 consecutive trading days: 10% at $2.10; 15% at $2.75; 20% at $3.50; 25% at $4.25; and 30% at $5.25. The Company will recognize compensation expense as the warrants vest, as the total number of shares to be granted under the warrant is not known on the grant date. In fiscal 2005, the Company accounted for the warrants under APB Opinion 25, “Accounting for Stock Issued to Employees” due to the employer-employee relationship between the Company and Mr. Ramsbottom. Under APB Opinion 25, compensation cost was recognized for stock options issued to employees when the exercise price of the Company’s stock options granted is less than the market price of the underlying common stock on the date of grant. On September 2, 2005, 10%, or 350,000, of the warrants vested. The Company recognized $332,500 of compensation expense under APB Opinion 25. The Company also valued the vested warrants at $656,394 using the Black-Scholes option-pricing model, which did not result in a charge to compensation expense under SFAS No. 123, and was shown as a pro-forma disclosure in Note 1 to our consolidated financials statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005. On November 29, 2005, another 525,000 warrants (15%) were earned when the Company’s stock price traded at or above $2.75 for twelve consecutive days. The Company accounted for these warrants under SFAS No. 123(R), which was adopted October 1, 2005. The Company valued these warrants under the Black-Scholes option-pricing model which resulted in compensation expense of $844,531. On December 23, 2005, another 700,000 warrants (20%) were earned when the Company’s stock price traded at or above $3.50 for twelve consecutive days. The Company accounted for these warrants under

RENTECH, INC.

Note 3 – Accounting for Stock Based Compensation (continued)

Warrants (continued)

SFAS No.123(R). The Company valued these warrants under the Black-Scholes option-pricing model which resulted in compensation expense of $1,675,494. On February 2, 2006, subsequent to quarter end, another 875,000 warrants (25%) were earned when the Company’s stock price traded at or above $4.25 for twelve consecutive days. The Company accounted for these warrants under SFAS No.123(R). The Company valued these warrants under the Black-Scholes option-pricing model which resulted in compensation expense of $3,182,461, which will be recognized during the second fiscal quarter.

In the fourth quarter of fiscal 2005 as a result of a contract dated April 1, 2004, a consultant earned 50,000 options at an exercise price of $0.98 per share as a success reward for work completed to ensure inclusions in the recently signed Energy Bill that would provide significant benefit for FT projects. The options were valued using the Black-Scholes option-pricing model, which resulted in consulting expenses of $67,946 in fiscal 2005. During the three months ended December 31, 2005, the Company issued the consultant a warrant to purchase 53,150 shares of the Company’s common stock at $1.14 per share in lieu of the stock option earned in fiscal 2005. The warrants were valued at $75,397 using the Black-Scholes option-pricing model and the Company, therefore, recorded additional consulting expense of $7,451 in the three months ended December 31, 2005.

On January 12, 2006, subsequent to quarter end, the Company issued a warrant to purchase 1,000,000 shares of the Company’s common stock at $2.4138 per share to DKRW Advanced Fuels LLC (“DKRW-AF”). The warrant is fully vested and exercisable at any time until January 11, 2014. The warrant was valued using the Black-Scholes option-pricing model and resulted in a charge to marketing expense of $2,676,602.

Warrant transactions during the three months ended December 31, 2005 are summarized as follows:

	Number of Shares		Weighted Average Exercise Price
Outstanding at September 30, 2005	12,111,952		$1.44
Granted	1,278,150	a	1.79
Exercised	1,367,477		1.27
Canceled/Expired	—		—

Outstanding at December 31, 2005	12,022,625		$1.50

Warrants exercisable at December 31, 2005	12,022,625		$1.50

RENTECH, INC.

Note 3 – Accounting for Stock Based Compensation (continued)

Warrants (continued)

The following information summarizes warrants outstanding and exercisable at December 31, 2005:

	Outstanding				Exercisable
Range of Exercise Prices	Number Outstanding		Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.75-$0.94	211,000		8.78	$0.77	211,000	$0.77
$1.00-$1.14	3,039,293		2.56	1.13	3,039,293	1.13
$1.20-$1.30	60,000		2.50	1.30	60,000	1.30
$1.46-$1.61	7,137,332		2.27	1.61	7,137,332	1.61
$1.82	1,575,000	a	4.59	1.82	1,575,000	1.82

$0.75-$1.82	12,022,625		2.76	$1.50	12,022,625	$1.50

a –	includes 1,225,000 shares underlying the warrant issued to East Cliff Advisors, LLC that were accounted for under SFAS 123(R). The aggregate intrinsic value of these shares was $2,437,750 as of December 31, 2005.

Note 4 – Acquisition of Sand Creek Energy, LLC

On January 7, 2000, the Company and Republic Financial Corporation (“Republic”) through Sand Creek Energy, LLC (“Sand Creek”) purchased the “Sand Creek” methanol facility and all of the supporting infrastructure, buildings and the underlying 17-acre site in Commerce City, Colorado. The Company and Republic did not expect to use the Sand Creek plant for commercial production of liquid hydrocarbons. Instead, the Company planned to sell some or all of the assets of Sand Creek.

Sand Creek was 50 percent owned by RDC and 50 percent owned by RFC-Sand Creek Development, LLC, a wholly-owned subsidiary of Republic.

On October 7, 2005, RDC purchased Republic’s 50% ownership interest in Sand Creek for a purchase price of $1,400,000. The Company plans to build and operate a fully integrated Fischer-Tropsch, coal-to-liquids, product development unit (“PDU”) facility at the Sand Creek site. This plant will produce ultra-clean diesel and aviation fuels and naphtha from various domestic coals, petroleum coke and biomass feedstocks on a demonstration scale, utilizing Rentech’s clean coal technologies. With the PDU in operation, Rentech will be able to demonstrate production of hydrocarbon products from varying feedstocks. The products from the plant will be used to supply test quantities of these ultra-clean fuels to groups which have expressed an interest in using the Rentech Process.

RENTECH, INC.

Note 4 – Acquisition of Sand Creek Energy, LLC (continued)

The results of operations of Sand Creek from the acquisition date will be shown in the consolidated statements of operations beginning with the three months ended December 31, 2005, and assets and liabilities of Sand Creek will be included in the consolidated balance sheet as of December 31, 2005. In accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, the Company has determined the fair value of the assets acquired and liabilities assumed in the acquisition of Sand Creek. The estimated fair value of the assets acquired less liabilities has been allocated as shown below:

The allocation of the purchase price is as follows:

October 7, 2005
Cash	$4,622
Other receivables	36,172
Prepaid and other assets	5,246

Total assets	46,040

Property and equipment	1,407,669
Deposits and other assets	75

Total assets acquired	$1,453,784

Total liabilities assumed	$(53,784)

Estimated fair value of net assets acquired	$1,400,000

Note 5 – Investment in Advanced Technology Companies

On May 29, 1998, the Company acquired a 10% ownership in INICA, Inc. for $3,079,107. During the fourth quarter of fiscal 2003, the Company exchanged its 10% ownership in INICA for a 2.28% ownership in the common stock of Global Solar Energy, Inc. (“GSE”) and a 5.76% ownership in the common stock of Infinite Power Solutions, Inc. (“IPS”). GSE manufactures and markets flexible photovoltaic (PV) modules, while IPS is developing micro-miniature thin-film rechargeable batteries. As of September 30, 2003, the Company assessed the value of its minority ownership interests in GSE and IPS based upon currently available information. We used the most recent equity transaction to establish a per share price for our shares in GSE. We used that most recent equity transaction as a baseline and then added a 25% premium for future upside potential. Our 410,400 shares were valued at $750,000. We used the most recent equity transaction to establish a per share price for our shares in IPS. We used that most recent equity transaction as a baseline and then added a 25% premium for future upside potential. Our 375,840 shares were valued at $450,000. As a result of that assessment, the Company recorded an impairment of investment of approximately $1,900,000, reducing the net realizable value of the investment to $1,200,000. As of September 30, 2004, the Company completed an assessment of the value of its minority ownership interests in GSE and IPS based upon currently available information. No additional equity transactions had occurred since the prior calculation was completed. The existing debt of GSE is convertible, but it is not expected to convert at less than the value of the most recent equity transaction. As a result of the significant difference between previously projected revenues and cash flow for fiscal 2004 and projections at the time, as well as the revised projections for fiscal 2005, management concluded that the premium added to the value of the stock was impaired. Therefore, we reduced our valuation of our GSE shares

RENTECH, INC.

Note 5 – Investment in Advanced Technology Companies (continued)

to value of the most recent equity transaction, or $611,500. Due to the fact that IPS had only enough cash to get through December 2004 and that it had not yet reached the point of signing a memorandum of understanding or a letter of intent with any potential new partners, management concluded that Rentech’s investment in IPS was impaired. As there were no definitive agreements that would lead us to believe that IPS would continue its operations into 2005, we concluded that the investment was fully impaired and we wrote our investment down to $0. As a result of that assessment, the Company recorded an impairment of investment of $588,500 in fiscal 2004 and the investment in the two advanced technology companies was recorded at the estimated net realizable value of $611,500. As of September 30, 2005, the Company completed another assessment of the value of its minority ownership interest in GSE based upon currently available information. No additional equity transactions had occurred since the prior calculation was completed. The parent company of GSE, Unisource, announced plans to sell their interest in GSE during 2005. We used the anticipated sales price of the majority shares of GSE to value our minority shares. As a result of an anticipated sales price that lowered the estimated per share value of our minority shares, management concluded that our investment was further impaired. Therefore, we reduced our valuation of our GSE shares to a value determined by the anticipated sales price of GSE, or $405,000. The assessment that the Company performed was based upon estimates. The actual value that is realized from these investments may be more or less than $405,000. The Company will recognize gains or losses on these investments, if any, when realized. As of December 31, 2005, the Company reassessed the value of its minority ownership interests and determined no further impairment was necessary.

Note 6 – Debt

On September 27, 2002, the Company entered into a $500,000 line of credit agreement with the Bank of Denver. The line of credit was due on demand. On March 4, 2004, the Company and the Bank of Denver signed a change in terms agreement converting the line of credit to an installment loan under which the maturity date of the line was extended from March 1, 2004 to September 1, 2007, at which time all unpaid principal and interest is due. The line of credit accrued interest at the Bank of Denver Base Rate plus 0.5%, and was payable monthly through October 1, 2004, at which time the line of credit converted to an installment loan which bears interest at the same rate. The remaining balance was amortized over 36 months beginning October 1, 2004. The installment loan is collateralized by all inventory, accounts receivable and equipment of Rentech. In addition, the installment loan is secured by a second mortgage against the building in which our research and development laboratory is housed, and 1,308,500 shares of the Company’s common stock consisting of shares owned by four officers of the Company. As of September 30, 2005, the installment loan was accruing interest at 8.5% and the balance was $349,430. On October 6, 2005, the Company paid $352,187 to pay off the remaining principal and accrued interest due on this note and the balance of the note is $0 as of December 31, 2005.

Under date of November 19, 2004, the Company issued three unsecured promissory notes for loans totaling $850,000. The Company paid $61,528 in debt issuance costs related to the promissory notes. The promissory notes mature November 18, 2005, and bear annual interest between 8.5% and 10.0% with principal and interest payable on November 18, 2005. In connection with the promissory notes, the Company issued stock purchase warrants for the purchase of 745,613 shares of common stock and entered into Registration Rights Agreements providing for the registration of the shares of common stock underlying the warrants. The warrants have an exercise price of $1.14 per share of common stock, and may be exercised for three years ending on November 18, 2007. The warrants were valued using the Black-Scholes option-pricing model, which resulted in debt issuance charges of $288,154. On February 17, 2005, Rentech was in default of these promissory notes because we did not complete the acquisition of RCN. As a result of the default on the loan, the Company issued additional warrants to the investors on the same terms as the original warrants for the purchase of 186,404 additional shares of its common stock at $1.14 per share. The warrants were valued using the Black-Scholes option-pricing model, which resulted in a charge to interest expense of $229,528. The Company paid a

RENTECH, INC.

Note 6 – Debt (continued)

placement agent $42,500 for its services related to these promissory notes, which was recorded as debt issuance costs. In addition, the Company issued the placement agent 37,280 warrants to purchase the common stock of the Company. The warrants are exercisable at $1.14 per share, and were valued using the Black-Scholes option-pricing model, which resulted in debt issuance costs of $14,407. In November 2005, the Company paid a total of $923,679, including principal and accrued interest, to pay off all of these promissory notes and the balance of the notes are $0 as of December 31, 2005.

Note 7 – Convertible Debt

On February 25, 2002, the Company issued four long-term convertible notes totaling $2,250,000 to existing stockholders of the Company, which accrued interest at 8.5% and were due in full on February 25, 2006. The Company recorded $132,461 in debt issuance costs related to these notes. Monthly payments on the notes of $19,526 commenced on April 1, 2002. The notes were convertible into no more than 4,500,000 registered shares of the Company’s common stock, less two shares for every one dollar of principal reduction of the notes paid in the form of cash. The notes allowed the lenders to convert part or all of the principal balance into common stock at a conversion price of $0.50 per share if the market price of the common stock on the conversion date was $0.50 per share or higher. Starting on the first day of the thirteenth calendar month following the date of the notes, and continuing on the first day of each succeeding month until the notes were paid in full, principal in the amount of one-thirty-sixth of the declining principal balance of the notes automatically converted into the Company’s common stock at a conversion price of $0.50 per share. The notes began to automatically convert into the Company’s common stock on March 1, 2003. On December 29, 2004, three of the convertible notes were converted by the note holders into 1,629,929 shares of the Company’s common stock. On January 19, 2005, the balance of the remaining convertible note was converted by the holder into 424,332 shares of the Company’s common stock. As of December 31, 2005, the balance of these notes was $0.

On August 28, 2003, the Company entered into two convertible notes totaling $865,000 with existing stockholders of the Company. Funds of $550,000 were received in fiscal 2003, and $315,000 was received during the three months ended December 31, 2003. The notes bear interest at 10% and mature on August 28, 2006, with all unpaid principal and interest due at that time. Interest-only payments are due on the first day of each month. The market price of the Company’s common stock was greater than the conversion rate included in the notes. As a result, the Company recorded $187,000 in deferred financing charges related to these notes during the six months ended March 31, 2004. The notes are convertible at any time in whole or in part into registered common stock of the Company at a conversion rate of $0.45 per share. The balance of these convertible notes at December 31, 2005 was $865,000, which is shown net of unamortized deferred financing charges of $98,614 on the balance sheet for a total of $766,386. On January 3, 2006, one of these notes totaling $250,000 was converted into 555,556 shares of the Company’s common stock at a conversion price of $0.45.

Under date of November 19, 2004, the Company issued two unsecured promissory notes to an existing stockholder totaling $1,000,000. In connection with the promissory notes, the Company issued stock purchase warrants for the purchase of 877,192 shares of common stock and entered into Registration Rights Agreements providing for the registration of the shares of common stock underlying the warrants. The promissory notes mature November 18, 2005, and bear annual interest of 8.5% with principal and interest payable on November 18, 2005. The warrants have an exercise price of $1.14 per share of common stock, and may be exercised for three years ending on November 18, 2007. The warrants were valued using the Black-Scholes option-pricing model, which resulted in debt issuance charges of $339,005. On February 17, 2005, the Company was in

RENTECH, INC.

Note 7 – Convertible Debt (continued)

default of these promissory notes as it failed to complete the acquisition of Royster-Clark Nitrogen, Inc. As a result of the default on the loan, Rentech issued additional warrants to the investor on the same terms as the original warrants for the purchase of 219,298 additional shares of its common stock at $1.14 per share, and has allowed for the conversion of the unpaid balances of the notes into common stock. The conversion rate is determined by dividing the balance of principal and interest due on the notes as of the date of a written conversion notice by 90% of the average closing price of the Company’s common stock over the ten trading days immediately prior to the date the written notice is received by Rentech, provided the conversion price will be no less than $1.14 per share. The warrants were valued using the Black-Scholes option-pricing model, which resulted in a charge to interest expense of $270,034. On October 27, 2005, the two promissory notes were converted into 493,332 shares of Rentech common stock at a conversion price of $2.18 per share and the balance of these notes as of December 31, 2005 was $0.

On May 20, 2005, the Company issued two convertible promissory notes to then-current directors of the company totaling $1,000,000. The promissory notes have no maturity date, and bear annual interest at the Wall Street Journal Prime Rate plus 2% (9.25% at December 31, 2005). Commencing on the earlier of 90 days after the date of the notes or the date that an effective registration is on file with the Securities and Exchange Commission, any outstanding principal balance of these notes may, at the option of the holder, be converted at any time or from time to time into common stock of the Company at a conversion price of $1.52 per share. Rentech may, at its option, require the holders to convert all their convertible debt into common shares if the market price for the common stock for the preceding 20 trading days has been $2.70 or more per share. Interest is payable monthly in arrears on the last day of each month, in cash or at the option of the Company, payable in shares of the Company’s registered, free-trading common stock at a conversion price of $1.52 per share. In connection with the notes, the Company issued stock purchase warrants for the purchase of 657,981 shares of common stock. The warrants have an exercise price of $1.61 per share of common stock, and may be exercised for three years ending on April 7, 2008. The warrants were valued using the Black-Scholes option-pricing model, which resulted in debt issuance charges of $381,474. The issuance of the notes resulted in a beneficial conversion feature of $315,685. The beneficial conversion feature was fully amortized to interest expense in fiscal 2005. On December 14, 2005, one of these notes (belonging to Mr. Ray) totaling $125,000 was converted into 82,237 shares of the Company’s common stock at a conversion price of $1.52 per share. As of December 31, 2005, the balance of the remaining promissory note to Mr. Zimel was $875,000, which is shown net of unamortized debt issuance costs of $294,848 on the balance sheet for a total of $580,152.

Note 8 – Lines of Credit

On September 17, 2004, the Company entered into a Senior Secured Note with Mitchell Technology Investments, a California general partnership (“Mitchell”) that provided Rentech with a credit facility of up to $2,000,000. In connection with the Senior Secured Note, Rentech issued Mitchell a stock purchase warrant for the purchase of 1,250,000 shares of common stock and entered into a Registration Rights Agreement with Mitchell providing for the registration of the shares of common stock underlying the warrant. The Senior Secured Note was scheduled to mature March 20, 2005, and bore annual interest at 9%, payable monthly, commencing November 1, 2004. The Company recorded $216,376 in debt issuance costs related to the note. On March 8, 2005, the Company paid off the loan in full, plus accrued interest, and the line of credit balance at December 31, 2005 was $0.

The warrant issued to Mitchell has an exercise price of $1.14 per share of common stock, subject to adjustments, and may be exercised for five years ending on September 16, 2009. If Rentech’s planned conversion of the Royster-Clark nitrogen fertilizer plant in East Dubuque, Illinois to use coal as a feedstock rather than natural gas

RENTECH, INC.

Note 8 – Lines of Credit (continued)

is not completed, and Rentech does not commence commercial operations of the reconfigured plant by March 31, 2008, the term of the warrant will be extended for a period equal to the delay and the exercise price will be reduced by one-half. The warrants were valued using the Black-Scholes option-pricing model, which resulted in offering cost charges of $492,271, recorded as debt issuance costs. Jefferies & Company, Inc. (“Jefferies”) acted as financial advisor and sole placement agent with the structuring, issuance and sale of the debt securities for the Company. The Company paid Jefferies $80,468 for its services, which was recorded as debt issuance costs. In addition, the Company issued Jefferies 50,000 warrants, on the same terms as the Mitchell warrants, to purchase the common stock of Rentech. The warrant is exercisable at $1.14 per share. The warrant was valued using the Black-Scholes option-pricing model, which resulted in offering cost charges of $19,691 recorded as debt issuance costs.

On February 25, 2002, the Company entered into a $1,000,000 business line of credit agreement with Premier Bank through our former 56% owned subsidiary, REN Corporation. The line of credit bears interest at prime plus 1.5% (8.75% at December 31, 2005), and interest is accrued and payable monthly. On February 27, 2002, the Company purchased a $500,000 certificate of deposit with Premier Bank, to be used as collateral on the line of credit. On September 29, 2004, the Company entered into an amended agreement with Premier Bank whereby the Company redeemed the $500,000 certificate of deposit and applied it against the outstanding balance of the loan. In addition, the available line of credit amount was reduced from $1,000,000 to $500,000. On July 29, 2005, the line of credit was transferred from REN Corporation to Petroleum Mud Logging, Inc. The terms of the loan remain the same, however, the guarantee by the minority shareholder of REN Corporation and the collateral of the first deed of trust on the real property of REN Corporation were eliminated from the loan collateral. In addition, two debt covenants were added to the loan whereby PML must maintain a minimum tangible net worth of not less than $1,400,000 and the balance of the line of credit is not to exceed 70% of the accounts receivable balance less than 90 days. The line of credit matures on May 1, 2006, at which time all unpaid principal and interest is due. The line of credit is collateralized by the first deeds of trust on the real property of Petroleum Mud Logging, Inc. and is guaranteed by Rentech. The balance of this line of credit at December 31, 2005 was $499,218.

Note 9 – Related Party Transactions

During January 2003, the Company began to defer monthly salary payments to certain officers. These officers and the Company entered into convertible notes in the amount of such deferred salary payments. The notes bear interest at 9% and mature in twelve months, with all unpaid principal and interest due at that time. Within the first 120 days, the notes may be converted in whole or in part into unregistered common stock of the Company at a conversion rate of $0.45 per share if the closing market price for the Company’s common stock for three consecutive days exceeds $1.00 per share. After the first 120 days, the notes may be converted in whole or in part into unregistered common stock of the Company without respect to the closing market price of the Company’s common stock at a conversion rate of $0.45 per share for the deferrals between January 1, 2003 and March 31, 2003 and at the closing market price for all subsequent deferrals. On September 30, 2005, these convertible promissory notes were amended to extend the term to September 30, 2008 and to reduce the interest rate to the prime rate published by the Wall Street Journal. On October 11, 2005, one of these notes valued at $37,407 was converted into 83,126 shares of the Company’s common stock at a conversion rate of $0.45 per share. As of December 31, 2005 the balance of these convertible notes was $163,153.

RENTECH, INC.

Note 10 – Stockholders’ Equity

Preferred Stock

On April 8, 2005, Rentech, Inc. entered into a Securities Purchase Agreement that provided it with gross proceeds of $9 million through a private placement of preferred stock with M.A.G. Capital, LLC through its designated funds, Monarch Pointe Fund, Ltd, Mercator Momentum Fund, III, LP, and Mercator Momentum Fund, LP, and with Pentagon Special Purpose Fund, Ltd. (the “Investors”). The agreement provided for a private placement of 90,000 shares of Rentech’s Series A Convertible Preferred Stock at $100 per share. The preferred stock is non-voting and has a preference of priority in liquidation over common and prior or subsequent series of preferred stock, if any. The preferred stock is convertible into shares of Rentech’s common stock, at the earlier of 90 days after closing or the effective date of the registration statement, at 80 percent of the volume weighted average price per share for the five trading days preceding any conversion, but not at more than $1.3852 or less than $0.80 per share. After registering the shares of common stock that could be acquired through conversion of the preferred shares, Rentech may, at its option, require the holders to convert all their preferred stock into common shares if the market price for the common stock for the preceding 20 trading days has been $2.70 or more per share. Such a conversion by Rentech may be limited if it would make the stock held by the Investors through this transaction and the conversion exceed 9.99% of the common stock outstanding. The difference between the conversion price and the fair market value of the convertible preferred stock on the commitment date (transaction date) resulted in a beneficial conversion feature of $5,674,749, which was treated as a discount on preferred stock. The beneficial conversion feature was fully amortized to deemed dividends over 90 days. During the fourth quarter of fiscal 2005, 31,000 shares of the convertible preferred stock were converted into 2,237,944 shares of Rentech common stock at a conversion price of $1.3852 per share. During the first quarter of fiscal 2006, the remaining 59,000 shares of the convertible preferred stock were converted into 4,259,313 shares of the Company’s common stock at a conversion price of $1.3852 per share.

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

By the placement of the preferred stock described above, Rentech became obligated to pay a monthly dividend on the outstanding shares of preferred stock. The dividend rate is the prime rate as reported by the Wall Street Journal on the first day of the month, plus two percent, times $100 per share. The dividend is payable in cash, or at Rentech’s option, in registered shares of common stock at the market price at the time of payment as long as the stock price is greater than or equal to $2.00 per share. For the three months ended December 31, 2005, the Company paid all such dividends in cash in the amount of $74,437.

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

RENTECH, INC.

Note 10 – Stockholders’ Equity (continued)

Preferred Stock (continued)

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

In March 2005, the Company announced the sale of OKON, Inc., which had been reported as the Company’s paint segment in previous filings. In addition, during the second quarter of fiscal year 2005, the Company decided to sell its 56% ownership in REN Corporation and such sale closed August 1, 2005. REN had been reported as the Company’s industrial automation systems segment in previous filings. The results from these two businesses are not included in the segment results as they are included in discontinued operations in our statements of operations and as assets and liabilities held for sale on our balance sheets. Segment information for the prior periods has been reclassified to reflect this presentation.

RENTECH, INC.

Note 11 – Segment Information (continued)

	Three Months Ended December 31,
	2005	2004
Revenues:
Alternative fuels	$40,586	$319,692
Oil and gas field services	1,881,492	1,450,033

	$1,922,078	$1,769,725

Operating income (loss):
Alternative fuels	$(5,948,393)	$(1,466,537)
Oil and gas field services	340,731	253,913

	$(5,607,662)	$(1,212,624)

Depreciation and amortization:
Alternative fuels	$120,704	$109,786
Oil and gas field services	58,510	44,397

	$179,214	$154,183

Interest expense:
Alternative fuels	$285,217	$679,713
Oil and gas field services	14,096	1,093

	$299,313	$680,806

Equity in net loss of investees:
Alternative fuels	$—	$(171,153)

Expenditures for additions of long-lived assets:
Alternative fuels	$26,718	$9,905
Oil and gas field services	51,637	70,232

	$78,355	$80,137

Net income (loss) from continuing operations:
Alternative fuels	$(5,955,095)	$(2,315,257)
Oil and gas field services	326,635	252,824

	$(5,628,460)	$(2,062,433)

RENTECH, INC.

Note 11 – Segment Information (continued)

	December 31, 2005	September 30, 2005
Investment in equity method investees:
Alternative fuels	$—	$(19,278)

Total assets:
Alternative fuels	$38,079,229	$40,751,015
Oil and gas field services	3,305,776	2,740,934

	$41,385,005	$43,491,949

Revenues from external customers are shown below for groups of similar products and services:

	Three Months Ended December 31,
	2005	2004
Revenues:
Technical services	$—	$172,237
Feasibility studies	—	117,815
Rental income	40,586	29,640
Mud logging services	1,881,492	1,450,033

	$1,922,078	$1,769,725

Note 12 – Subsequent Events

On January 11, 2006, the Company and Headwaters Technology Innovation Group, Inc. (“Headwaters”) entered into a termination agreement pursuant to which Rentech and Headwaters agreed to dissolve FT Solutions, LLC (“FT Solutions”) and terminated all FT Solutions-related agreements between Rentech, Headwaters and FT Solutions. FT Solutions was formed in June 2004 as a joint venture between Rentech and Headwaters to combine Rentech’s iron-based Fischer-Tropsch technology with that of Headwaters. Rentech held 50% of the membership interest in FT Solutions.

The termination agreement terminates all of the provisions (except for certain provisions governing confidential information) of the operating agreement for FT Solutions and the contribution agreement, services agreement and patent and trademark license agreements Rentech entered into with Headwaters and FT Solutions in connection with the formation of FT Solutions. The agreements provided for, among other things, the formation, capitalization and management of FT Solutions, the provision of services by Rentech and Headwaters in connection with the operation of the company and the licensing arrangements between each of Rentech and Headwaters and FT Solutions for the patent and trademark rights relating to Rentech’s and Headwaters’ Fischer-Tropsch technologies. The joint venture enabled Rentech to carry on its separate Fischer-Tropsch business, and to receive 100 percent of the revenues from projects that it separately developed, except in China, unless otherwise agreed. FT Solutions had the exclusive right itself, or through a licensee, to manufacture and sell Fischer-Tropsch catalysts for all of its projects and all of Headwaters’ and Rentech’s separate projects. The

RENTECH, INC.

Note 12 – Subsequent Events (continued)

venture contemplated that FT Solutions would contract with its customers to provide engineering services performed either through Rentech Services Corporation, a wholly-owned subsidiary of the Company, or by Headwaters. FT Solutions would receive all of those fees under its contract with its customers, and FT Solutions would pay Rentech Services Corporation and Headwaters for the services they would have provided.

The terms of the termination include a return to Rentech and Headwaters of their respective technology and respective derivatives and the transfer of any other technology and derivatives developed by FT Solutions to both Rentech and Headwaters as co-owners. Under the termination agreement, each of Rentech and Headwaters has agreed to hold the other harmless from all liabilities to any third party with respect to each of their use of their own derivative works (except to the extent any such liability is attributable to the actions or inaction of the other party or as otherwise agreed). The termination agreement also includes a mutual release for any claims arising with respect to any capital account imbalance resulting from the distributions under the termination agreement and a mutual release and settlement for any claims and disputes with respect to FT Solutions and its operations or assets.

On January 12, 2006, the Company entered into a Master License Agreement with DKRW-AF, a wholly-owned subsidiary of DKRW Energy LLC (“DKRW”), for the use of Rentech’s patented and proprietary Fischer-Tropsch technology for converting synthesis gas into liquid hydrocarbons. DKRW is also a party to the Master License Agreement with respect to certain exclusivity provisions only.

The Master License Agreement sets forth that if DKRW-AF wishes to build a coal to liquids plant in any domestic or international location, they are obligated to use Rentech Technology and to enter into a separate license agreement for such project. In this regard, the license fees shall be consistent with the fees provided in the Master License Agreement and the others terms and conditions shall be substantially similar to the initial Site License Agreement (as defined below), subject only to variations required by local law, coal specifications, deadline dates and/or other varying circumstances mutually agreed by Rentech and DKRW-AF.

Concurrent with the signing of the Master License Agreement, Rentech entered into a License Agreement (the “Site License Agreement”) with Medicine Bow Fuel & Power, LLC (“MBF&P”), a wholly-owned subsidiary of DKRW-AF, for the use of the Rentech Technology in the plant to be constructed by MBF&P in Medicine Bow, Wyoming. The Site License Agreement sets forth that MBF&P shall have the obligation to buy the catalyst developed by Rentech from Rentech or its designated suppliers pursuant to a separate supply agreement to be entered into with Rentech.

Pursuant to the Site License Agreement, Rentech will receive license fees based on plant production capacity, payable in stages as DKRW-AF achieves certain milestones, including receiving a full funding commitment for developing and building such plant (the “Financial Close”) and commencing operation, subject to performance and other obligations on Rentech’s part. The achievement of these milestones is expected to take several years.

RENTECH, INC.

Note 12 – Subsequent Events (continued)

On the same date of the execution of the Master License Agreement and of the Site License Agreement, Rentech entered into a Project Development Participation Agreement (“Participation Agreement”) with DKRW-AF where it was established that DKRW-AF will have the option to purchase certain shares of common stock of Rentech and Rentech will have the right to purchase an equity interest in DKRW-AF. As provided in the Participation Agreement, Rentech granted a warrant to DKRW-AF to purchase 1,000,000 shares of common stock of Rentech, at a strike price of $2.4138 per share. The warrant is fully vested and exercisable at any time until January 11, 2014. In addition, provided that:

(i) DKRW-AF’s plant located in Medicine Bow, Wyoming is the first commercial coal-to-liquids facility in the United States using Rentech Technology to achieve Financial Close, and

(ii) DKRW-AF’s right to terminate the Site License Agreement pursuant to Section 2.7 of the Site License Agreement has expired or been waived by MBF&P under the Site License Agreement, then:

Rentech will grant to DKRW-AF a warrant, within five business days following the later of either Financial Close or expiration of the termination right referenced in item (ii) above (if not waived), to purchase 2,000,000 additional shares of common stock of Rentech, at a strike price equivalent to the volume weighted average price for the five consecutive trading days of Rentech common stock immediately prior to the date that DKRW-AF achieves Financial Close. Such warrant will have a term of 8 years from the date of Financial Close.

DKRW-AF has granted to Rentech in the Participation Agreement an option, exercisable until Financial Close, to purchase an equity interest of up to 5% in DKRW-AF at the purchase price equivalent to the price that a third-party investor would pay under the final shareholder agreement for an equal amount of up to 5% equity interest in the plant located in Medicine Bow, Wyoming (or, under certain circumstances, another plant licensed to use the Rentech Technology), payable either in cash or by a reduction of the license fees payable pursuant to the Site License Agreement. This option will expire immediately after Financial Close or upon the termination of the Site License Agreement, if the Site License Agreement is terminated prior to Financial Close.

In connection with the exercise of the above mentioned option, if any, Rentech will become a party to the shareholder agreement of DKRW-AF to which the largest shareholder of DKRW-AF is a party, in the form existing at that time and shall thereafter assume all rights, duties and liabilities of comparable minority shareholders of DKRW-AF, in proportion to its equity interest therein and in accordance with the shareholder agreement.

On January 20, 2006, Rentech entered into an employment agreement with D. Hunt Ramsbottom to serve as the Chief Executive Officer and President of our Company. The term of the employment agreement is for three years from December 15, 2005, subject to automatic renewal unless we or Mr. Ramsbottom give prior notice. In connection with the agreement, we agreed to grant Mr. Ramsbottom 450,000 restricted stock units that are to be settled in shares of common stock of the Company. These restricted stock units will vest over a three-year period such that one-third will vest on each of Mr. Ramsbottom’s one year, two year and three year anniversary dates of his vesting commencement date of December 15, 2005, subject to partial or complete acceleration under certain circumstances, including termination without cause, termination for good reason or upon a change in control (in each case as defined in the agreement). If Mr. Ramsbottom is terminated without cause, terminated for good reason or we fail to offer to renew this agreement on competitive terms, we will be obligated to accelerate the vesting of a portion of the restricted stock unit grant. If a termination entitling Mr. Ramsbottom to severance occurs during the period of three months prior and two years after a change in control, the full restricted stock unit grant will vest. The Company determined the grant date fair value of the restricted stock

RENTECH, INC.

Note 12 – Subsequent Events (continued)

units to be $2,227,500. This amount will be recorded as compensation expense on a straight line basis over the term of the employment agreement.

On January 20, 2006, we entered into an employment agreement with Douglas M. Miller to serve as the Chief Operating Officer and an Executive Vice President of our Company. The term of the employment agreement is for three years from January 20, 2006, subject to automatic renewal unless we or Mr. Miller give prior notice. In connection with the agreement, we agreed to grant Mr. Miller 375,000 restricted stock units that are to be settled in shares of common stock of the Company. These restricted stock units will vest over a three-year period such that one-third will vest on each of Mr. Miller’s one year, two year and three year anniversary dates of his vesting commencement date of January 20, 2006, subject to partial or complete acceleration under certain circumstances, including termination without cause, termination for good reason or upon a change in control (in each case as defined in the agreement). If Mr. Miller is terminated without cause, terminated for good reason or we fail to offer to renew this agreement on competitive terms, we will be obligated to accelerate the vesting of a portion of the restricted stock unit grant. If a termination entitling Mr. Miller to severance occurs during the period of three months prior and two years after a change in control, the full restricted stock unit grant will vest. The Company determined the grant date fair value of the restricted stock units to be $1,856,250. This amount will be recorded as compensation expense on a straight line basis over the term of the employment agreement.

On January 20, 2006, we entered into an employment agreement with Kevin M. Smith to serve as the Chief Financial Officer and an Executive Vice President of our Company. The term of the employment agreement is for three years from January 20, 2006, subject to automatic renewal unless we or Mr. Smith give prior notice. In connection with the agreement, we agreed to grant Mr. Smith 325,000 restricted stock units that are to be settled in shares of common stock of the Company. These restricted stock units will vest over a three-year period such that one-third will vest on each of Mr. Smith’s one year, two year and three year anniversary dates of his vesting commencement date of January 20, 2006, subject to partial or complete acceleration under certain circumstances, including termination without cause, termination for good reason or upon a change in control (in each case as defined in the agreement). If Mr. Smith is terminated without cause, terminated for good reason or we fail to offer to renew this agreement on competitive terms, we will be obligated to accelerate the vesting of a portion of the restricted stock unit grant. If a termination entitling Mr. Smith to severance occurs during the period of three months prior and two years after a change in control, the full restricted stock unit grant will vest. The Company determined the grant date fair value of the restricted stock units to be $1,608,750. This amount will be recorded as compensation expense on a straight line basis over the term of the employment agreement.

RENTECH, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain information included in this report contains, and other reports or materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company or its management) contain or will contain, “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, Section 27A of the Securities Act of 1933, as amended, and pursuant to the Private Securities Litigation Reform Act of 1995. The forward-looking statements may relate to financial results and plans for future business activities, and are thus prospective. The forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by the forward-looking statements. They can be identified by the use of terminology such as “may,” “will,” “expect,” “believe,” “intend,” “plan,” “estimate,” “anticipate,” “should” and other comparable terms or the negative of them. You are cautioned that, while forward-looking statements reflect our good faith belief and best judgment based upon current information, they are not guarantees of future performance and are subject to known and unknown risks and uncertainties. Factors that could affect Rentech’s results include our ability to obtain financing for acquisitions, capital expenditures and working capital purposes, including our pending acquisition of Royster-Clark Nitrogen, Inc. which owns a nitrogen fertilizer plant in East Dubuque, Illinois, or our subsequent conversion of the plant and our acquisition, construction, and conversion of other plants we may acquire to use coal as a feedstock and to produce liquid hydrocarbon products using our technology; our success in purchasing and converting that and other plants; our ability to obtain natural gas at reasonable prices while we convert the East Dubuque plant to use coal; our ability to secure long-term coal supply contracts on reasonable terms; sales prices for the products of the plant; our ability to successfully integrate and operate the existing nitrogen fertilizer business of RCN and other acquisitions; environmental requirements; success in obtaining customers for our technology, products and services; the decision of our licensees and potential licensees to proceed with and the timing of any project using our technology; the entry into definitive agreements with others related to a project; and the risk factors detailed in “Part II. Other Information – Item 1A. Risk Factors” below and from time to time to time in the Company’s periodic reports and registration statements filed with the Securities and Exchange Commission. Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995, and thus are current only as of the date made. Other factors that could cause actual results to differ from those reflected in the forward-looking statements include dangers associated with facilities construction and operation of gas processing plants like those using the Rentech Process, risks inherent in making investments and conducting business in foreign countries, protection of intellectual property rights, competition, and other risks described in this report.

Our actual results may differ materially from the results predicted or from any other forward-looking statements made by, or on behalf of, us and reported results should not be considered as an indication of future performance. The potential risks and uncertainties include, among other things, those described in the following sections of this report.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance, or achievements. We undertake no responsibility to update any of the forward-looking statements after the date of this report to conform them to actual results.

OVERVIEW OF OUR BUSINESSES

We have developed and are in the process of commercializing our patented and proprietary technology that converts synthesis gas, a mixture of hydrogen and carbon monoxide derived from coal and other solid and liquid

RENTECH, INC.

carbon-bearing materials, as well as from industrial gas and natural gas, into clean-burning, liquid hydrocarbon products, including diesel fuel, aviation fuel, naphtha, and other chemicals. Our Rentech Process is an advanced derivative of the Fischer-Tropsch process capable of using as feedstock a variety of naturally occurring hydrocarbons as well as gaseous, liquid and solid hydrocarbons.

Our business has historically focused on research and development of our Fischer-Tropsch technology, and licensing it to third parties. Recently, we determined to directly deploy our Rentech Process in selected domestic projects by acquiring interests in existing nitrogen fertilizer plants currently configured to use natural gas as a feedstock. We would then convert the nitrogen fertilizer plants to use coal or petroleum coke, which are readily available and less expensive as feedstock, and add our Rentech Process to produce FT liquid hydrocarbons and other products in addition to the nitrogen fertilizers already being produced by these plants.

On November 5, 2005, we entered an agreement to purchase all the outstanding stock of RCN, which owns and operates a nitrogen fertilizer plant rated at 830 tons per day in East Dubuque, Illinois, for a price of $50,000,000 plus an amount equal to RCN’s net working capital, as defined in the agreement, at closing.

We are also pursuing other alternative fuel projects for acquisition and development, including one in Natchez, Mississippi that we and a partner would construct to produce FT liquid hydrocarbon and other products using the Rentech Process. We are also exploring opportunities to participate with partners in the development of additional alternative fuels projects, including biodiesel facilities, where such projects could be located near our proposed FT or polygeneration plants.

In addition, we are discussing proposals with several owners of energy feedstocks for use of the Rentech Process through our licenses or other business ventures with us. In January 2006, we entered into a Master License Agreement with DKRW-AF for the use of our coal-to-liquids technology and a related Site License Agreement with DKRW-AF’s wholly owned-subsidiary, MBF&P with respect to its proposed Medicine Bow Project in Medicine Bow, Wyoming.

For further information concerning our business, see Note 1 to our consolidated financial statements included elsewhere in this report, and “Item 1A – Risk Factors.”

OVERVIEW OF FINANCIAL CONDITION, LIQUIDITY, AND RESULTS OF OPERATIONS

At December 31, 2005, we had working capital of $27,470,023. Historically, for working capital we have relied upon sales of our equity securities and borrowings. We have a history of operating losses, have never operated at a profit, and for the three months ended December 31, 2005, had a net loss of $5,628,460.

To achieve our objectives as planned for fiscal 2006, we will need substantial amounts of capital that we do not now have, to fund the acquisition of RCN, the operation of its fertilizer business, the conversion of RCN’s plant to the Rentech Process, the development of our PDU at Sand Creek, other possible acquisition and development projects including the Natchez Project, and other expenses of our activities, including research and development. We believe that our currently available cash, cash flows from operations, funds from the potential sale of assets and other plans, which could include additional debt or equity financing, will be sufficient to meet our cash operating needs through the fiscal year ending September 30, 2006.

For further information concerning our potential financing needs and related risks, see “Item 1A – Risk Factors.”

RENTECH, INC.

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

Valuation of Long-Lived Assets, Intangible Assets and Goodwill. We must assess the realizable value of long-lived assets, intangible assets and goodwill for potential impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In assessing the recoverability of our goodwill and other intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. In addition, we must make assumptions regarding the useful lives of these assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets. Effective October 1, 2001, we elected early adoption of SFAS No. 142, and were required to analyze goodwill for impairment. We updated our impairment test as of December 31, 2005 for the goodwill recorded in connection with the acquisition of PML. We concluded that there was no impact on our financial position and results of operations, as goodwill was not impaired.

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

Accounting for Fixed Price Contracts. Our 100% owned subsidiary, Rentech Services Corporation, recognizes revenues from fixed price contracts on the percentage-of-completion method of accounting. Under this method of accounting, the amount of revenue recognized is the percentage of the contract price that the costs expended to date bear to the total estimated costs of the contract, based upon current estimates of the costs to complete the contract. Project managers make significant assumptions concerning cost estimates for materials and labor. Due to the uncertainties inherent in the estimation process, as well as the potential changes in customer needs as these contracts progress, it is at least reasonably possible that completion costs for uncompleted contracts may be revised in the future, and that such revisions could be material.

Accounting for Stock Option and Warrants. We issue stock options and warrants to stockholders, employees, consultants and others in connection with our various business activities. These are accounted for in accordance with the provisions of a revision to Statement of Financial Accounting Standards 123, “Share–Based Payment” (“SFAS 123(R)”), which was adopted by the Company as of October 1, 2005. SFAS 123(R) requires all entities to recognize compensation expense in an amount equal to the fair value of share–based payments granted to employees. SFAS 123(R) eliminates the alternative method of accounting for employee share–based payments previously available under Accounting Principles Board Opinion No. 25 (“APB 25”). We are required to make estimates of the fair value of the related instruments and the period benefited. These estimates may affect such financial statement categories as stockholders’ equity, general and administrative expense, and interest and financing costs.

Accounting for Convertible Instruments. We issue convertible debt and convertible preferred stock in connection with our various business activities. A beneficial conversion feature (“BCF”) is recorded as a debt

RENTECH, INC.

issuance cost or recorded as a dividend to the preferred stockholders, and is calculated as the difference between the value of proceeds allocated to the convertible instrument and the fair market value on the transaction date of the common stock issuable upon conversion. The amount of the BCF cannot exceed the proceeds allocated to the convertible instrument in the transaction. The BCF is amortized to interest expense or deemed dividends over the minimum period from the date of issuance to the earliest date at which the note holder or preferred stockholder can convert their shares into common stock.

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

RESULTS OF OPERATIONS

More detailed information about our financial statements is provided in the following portions of this section. The following discussion should be read in conjunction with our consolidated financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2005 and the notes to those statements and to the notes and consolidated financial statements of this report.

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

The following table provides revenues, operating income (loss) from operations and net loss from continuing operations by each of our business segments for the three months ended December 31, 2005 and 2004. More complete details about the results of operations of our business segments are set forth later in this report under the section heading “Results of Operations”.

RENTECH, INC.

	Three Months Ended December 31,
	2005	2004
Revenues:
Alternative fuels	$40,586	$319,692
Oil and gas field services	1,881,492	1,450,033

Total revenues	$1,922,078	$1,769,725

Operating income (loss):
Alternative fuels	$(5,948,393)	$(1,466,537)
Oil and gas field services	340,731	253,913

Total operating loss	$(5,607,662)	$(1,212,624)

Net loss from continuing operations:
Alternative fuels	$(5,955,095)	$(2,315,257)
Oil and gas field services	326,635	252,824

Total net loss from continuing operations	$(5,628,460)	$(2,062,433)

RENTECH, INC.

Comparison of Changes Between Periods

The following table sets forth, for the three months ended December 31, 2005 and 2004, a comparison of changes between the periods in the components of our Consolidated Statements of Operations from continuing operations:

	Three Months Ended December 31,
	2005	2004
Gross Profit Percentage
Oil and gas field services	30.2%	29.2%
Technical services	—	(34.0)%
Rental income	100.0%	100.0%

	31.7%	20.0%
As a Percentage of Consolidated Net Sales
Oil and gas field services	97.9%	81.9%
Technical services	—	16.4%
Rental income	2.1%	1.7%

	100.0%	100.0%

Operating expenses
General and administrative expense	249.8%	73.1%
Depreciation and amortization	7.0%	6.0%
Research and development	66.6%	9.5%

	323.4%	88.6%

Operating loss	(291.7)%	(68.5)%

Other income (expenses)
Equity in loss of investee	—	(9.7)%
Interest income	14.5%	0.1%
Interest expense	(15.6)%	(38.5)%
Loss on disposal of fixed assets	—	0.1%

	(1.1)%	(48.0)%

Net loss from continuing operations	(292.8)%	(116.5)%

THREE MONTHS ENDED DECEMBER 31, 2005 COMPARED TO DECEMBER 31, 2004:

Continuing Operations:

Revenues

	Three Months Ended December 31,
	2005	2004
Revenues:
Oil and gas field services	$1,881,492	$1,450,033
Technical services	—	290,052
Rental income	40,586	29,640

Total services revenues	$1,922,078	$1,769,725

Service Revenues. Service revenues are provided by our two business segments. The segments are the oil and gas field services segment and the technical services portion of the alternative fuels segment. The technical

RENTECH, INC.

services are provided through the scientists and technicians who staff our development and testing laboratory. In addition, the alternative fuels segment includes rental income from leases to others of portions of the development and testing laboratory building.

Petroleum Mud Logging, Inc. Service revenues in the amount of $1,881,492 were derived from contracts for our oil and gas field services for the three months ended December 31, 2005. Our oil and gas field service revenues for the three months ended December 31, 2005 increased by $431,459, or 30%, from the service revenues of $1,450,033 for the three months ended December 31, 2004. The increase in oil and gas field services revenue was due to a continued high level of demand for our mud logging services as drilling for new natural gas wells has continued to increase in our service market. Therefore, we had a higher utilization rate of our 38 manned units and we also had more of our similarly equipped limited service units in the field for the three months ended December 31, 2005 as compared to the three months ended December 31, 2004. We had 18 limited service units as of December 31, 2005, compared to 8 limited service units as of December 31, 2004. For the last month of the quarter ended December 31, 2005, we averaged 24.5 manned units per day in the field and 7.9 limited service units per day in the field, compared to 23.8 manned units per day and 4.6 limited service units per day during the last month of the quarter ended December 31, 2004. We were also able to increase our daily billing rates by approximately eleven percent for services as demand increased during the last month of the quarter ended December 31, 2005 compared with the last month of the quarter ended December 31, 2004.

Our alternative fuels segment provided service revenues, including revenue earned for technical services provided to certain customers related to the Rentech Process. These technical services were performed at our development and testing laboratory. Our service revenues for these technical services were $0 during the three months ended December 31, 2005 as compared to $290,052 during the three months ended December 31, 2004. During the three months ended December 31, 2004, we recognized revenue of $132,068, or 46% of total technical services revenue, from our technical services agreement with Wyoming Business Council, which began in May 2004 and was substantially completed in the third quarter of fiscal year 2005. Also in the three months ended December 31, 2004, we recognized revenue of $101,749, or 35% of total technical services revenue, from our technical services agreement with RCN. We had no revenue from technical services agreements in the three months ended December 31, 2005.

Rental income is also included in our service revenues. We leased part of our development and testing laboratory building to a tenant. Rental income from this tenant contributed $40,586 in revenue during the three months ended December 31, 2005 as compared to $29,640 during the three months ended December 31, 2004. Rental income is included in our alternative fuels segment because the rental income is generated from the laboratory building that houses our development and testing laboratory, which is part of the alternative fuels segment.

Cost of Sales

	Three Months Ended December 31,
	2005	2004
Cost of sales:
Oil and gas field services	$1,312,935	$1,026,456
Technical services	—	388,700

Total cost of sales	$1,312,935	$1,415,156

Our cost of sales include costs for our oil and gas field services and technical services. During the three months ended December 31, 2005, the combined cost of sales was $1,312,935 compared to $1,415,156 during the three months ended December 31, 2004. The decrease for the three months ended December 31, 2005 resulted from an increase in cost of sales experienced by our oil and gas field services segment offset by a decrease from our alternative fuels segment.

RENTECH, INC.

Cost of sales for oil and gas field services increased to $1,312,935 during the three months ended December 31, 2005, up from $1,026,456 during the three months ended December 31, 2004. Of the increase of $286,479, 62% was related to field labor and benefits and field living expenses. The increase in oil and gas field services cost of sales was due to a continued high level of demand for our mud logging services as drilling for new natural gas wells has continued to increase in our service market. We averaged 24.5 manned units per day in the field and 7.9 limited service units per day in the field during the last month of the quarter ended December 31, 2005, compared to 23.8 manned units per day and 4.6 limited service units per day during the last month of the quarter ended December 31, 2004. The increase in the number of units in the field and our higher utilization rates directly led to the increase in field labor and benefits and field living expenses, which makes up the largest percentage of cost of sales.

Cost of sales for technical services was $0 during the three months ended December 31, 2005, down from $388,700 during the three months ended December 31, 2004. The amounts in the three months ended December 31, 2004 related to costs incurred under the technical services agreements with the Wyoming Business Council and RCN. There were no such technical services agreement in the three months ended December 31, 2005.

Gross Profit

	Three Months Ended December 31,
	2005	2004
Gross Profit:
Oil and gas field services	$568,557	$423,577
Technical services	—	(98,648)
Rental income	40,586	29,640

Total gross profit	$609,143	$354,569

Our gross profit for the three months ended December 31, 2005 was $609,143 as compared to $354,569 for the three months ended December 31, 2004. The increase of $254,574, or 72% during the three months ended December 31, 2005 resulted from a combination of the contributions from each of our operating segments. The gross profit contribution of our oil and gas field services segment increased by $144,980 during the three months ended December 31, 2005 as compared to the three months ended December 31, 2004. Our technical services segment had an increase of $98,648 during the three months ended December 31, 2005 as compared to the three months ended December 31, 2004.

Gross profit for oil and gas field services increased to $568,557 during the three months ended December 31, 2005, up from $423,577 during the three months ended December 31, 2004. The increase of $144,980 was due to increases in our number of units in service combined with our increase in billing rates.

Gross profit for technical services was $0 during the three months ended December 31, 2005, up from a negative $98,648 during the three months ended December 31, 2004. The negative gross profit in the three months ended December 31, 2004 was due to the fact that the majority of revenue was derived from feasibility studies, which do not generate significant profit margins.

RENTECH, INC.

Operating Expenses

	Three Months Ended December 31,
	2005	2004
Operating expenses:
General and administrative	$4,802,160	$1,293,375
Depreciation and amortization	134,371	105,393
Research and development	1,280,274	168,425

Total operating expenses	$6,216,805	$1,567,193

Operating expenses consist of general and administrative expense, depreciation and amortization and research and development. Our operating expenses are grouped into several categories of major expenses. General and administrative expenses include salaries and benefits, contract salaries and consulting, travel and entertainment, audit and tax expense, legal expense, insurance expense and public relations and promotions. Salaries and benefits include significant non-cash charges for the recognition of compensation expense recorded in accordance with SFAS 123(R), which was adopted by the Company as of October 1, 2005. We incur substantial research and development expenses in our testing laboratory where we actively conduct work on the Rentech Process to construct the PDU, further improve our technology and to perform services for our customers. We have had significant growth in our general and administrative expenses as our salary expenses and operating costs have grown.

We expect to experience operating costs on a much larger scale than in the past for the East Dubuque nitrogen fertilizer plant that we intend to acquire in fiscal 2006. We plan to make substantial capital investments to reconfigure the plant to improve its economic results and to use our Fischer-Tropsch technology for additional revenues and other benefits. If we make substantial capital investments in plants in which we may acquire an equity interest, we would incur significant depreciation and amortization expenses in the future.

General and Administrative Expenses. General and administrative expenses were $4,802,160 during the three months ended December 31, 2005, up $3,508,785 from the three months ended December 31, 2004 when these expenses were $1,293,375. Of the increase during the three months ended December 31, 2005, $2,549,578 related to compensation expenses recorded in the first quarter of fiscal 2006 related to the Company’s adoption of SFAS 123(R) as of October 1, 2005. Refer to footnote 3 in Notes to the Consolidated Financial Statements for further information about the Company’s adoption of SFAS 123(R). Not including compensation charges resulting from SFAS 123(R), general and administrative expenses increased $959,207 during the three months ended December 31, 2005. A portion of the increase was due to $47,319 of expenses recorded in the three months ended December 31, 2005 related to the Company’s implementation of the requirements of Section 404 of the 2002 Sarbanes-Oxley Act. No such expenses were recorded in the three months ended December 31, 2004. Salaries and benefits allocated to general and administrative expenses rather than to cost of sales increased by $203,974, or 29%, during the three months ended December 31, 2005. This was primarily due to hiring new employees to prepare the Company for the acquisition of RCN and a cost of living increase received by employees in the second quarter of fiscal year 2005. Contract salaries and consulting expenses increased by $145,736, or 310% during the three months ended December 31, 2005. The increase in the three months ended December 31, 2005 was due to additional consulting cost requirements for the design and engineering phase of the conversion of the RCN ammonia plant to use coal as the feedstock. Legal expense increased by $265,937, or 759% during the three months ended December 31, 2005 as we incurred significant external legal costs related to the preparation of our Form 10-K and Proxy in the three months ended December 31, 2005, and the majority of legal expense incurred in the three months ended December 31, 2004 were written off to abandoned acquisition costs. Many other general and administrative expenses experienced increases and decreases during the three months ended December 31, 2005, none of which were individually significant.

Depreciation and Amortization. Depreciation and amortization expenses during the three months ended December 31, 2005 were $179,214, an increase of $25,031 compared to the three months ended December 31, 2004 when the total depreciation and amortization expense was $154,183. Of these amounts, $44,843 were

RENTECH, INC.

included in costs of sales during the three months ended December 31, 2005 and $48,790 were included in costs of sales during the three months ended December 31, 2004. The increase in depreciation expense during the three months ending December 31, 2005 was directly attributable to an increase in limited service logging units at our oil and gas field services segment.

Research and Development. Research and development expenses were $1,280,274 during the three months ended December 31, 2005, all included in our alternative fuels segment. This expense increased by $1,111,849 from the three months ended December 31, 2004, when these expenses were $168,425. The increase in research and development expenses is directly attributed to expenses incurred on the design and procurement of the Product Development Unit. The Company plans to build and operate a fully integrated Fischer-Tropsch, coal-to-liquids, PDU facility at the Sand Creek site. This plant would produce ultra-clean diesel and aviation fuels and naphtha from various domestic coals, petroleum coke and biomass feedstocks on a demonstration scale, utilizing Rentech’s FT technology. With the PDU in operation, Rentech would be able to demonstrate production of hydrocarbon products from various feedstocks. The products from the plant would be used to supply test quantities of these ultra-clean fuels to groups which have expressed an interest in using the Rentech Process. Also, in the three months ended December 31, 2005, we continued work on advanced catalysts and separation, process optimization, and product upgrading. Flowsheet simulations and feasibility studies also provide input to research and development direction.

Total Operating Expenses. Total operating expenses during the three months ended December 31, 2005 were $6,216,805 as compared to $1,567,193 during the three months ended December 31, 2004, an increase of $4,649,612. The increase in total operating expenses for the three months ended December 31, 2005 as compared to the prior period, is primarily a result of an increase in general and administrative expenses of $3,508,785 and an increase in research and development expenses of $1,111,849.

Loss From Operations

	Three Months Ended December 31,
	2005	2004
Loss from operations:
Oil and gas field services	$340,731	$253,913
Technical services	(5,988,979)	(1,496,177)
Rental income	40,586	29,640

Loss from operations	$(5,607,662)	$(1,212,624)

Loss from operations during the three months ended December 31, 2005 increased by $4,395,038. The increased loss compared to the prior year resulted from an increase in total operating expenses of $4,649,612 during the three months ended December 31, 2005 partially offset by an increase in gross profit of $254,574.

Income from operations for oil and gas field services increased to $340,731 during the three months ended December 31, 2005, up from $253,913 during the three months ended December 31, 2004. The increase of $86,818 was due to increases in our number of units in service combined with our increase in billing rates.

Loss from operations for technical services was $5,988,979 during the three months ended December 31, 2005, up from $1,496,177 during the three months ended December 31, 2004, an increase of $4,492,802. Loss from operations was up in the three months ended December 31, 2005 primarily from an increase in operating expenses of $4,649,612.

RENTECH, INC.

Other Income (Expense)

	Three Months Ended December 31,
	2005	2004
Other income (expense):
Equity in loss of investee	$—	$(171,153)
Interest income	278,515	897
Interest expense	(299,313)	(680,806)
Loss on disposal of fixed assets	—	1,253

Total other income (expense)	$(20,798)	$(849,809)

Equity in Loss of Investee. During the three months ended December 31, 2005, we recognized $0 in equity in loss of investee, as compared to $171,153 during the three months ended December 31, 2004. In the three months ended December 31, 2004, $45,769 represented our 50% share of the loss incurred by our former joint venture in Sand Creek Energy LLC. On October 7, 2005, RDC purchased Republic’s 50% ownership interest in Sand Creek for a purchase price of $1,400,000 and Sand Creek is now 100% owned by RDC. Also in the three months ended December 31, 2004, we recognized $125,384 in equity in loss of investee from our 50% share of the loss in our joint venture FT Solutions, LLC. This loss represents our share of research and development expenses of FT Solutions incurred in the first quarter of fiscal year 2005. On January 11, 2006, the Company and Headwaters Technology Innovation Group, Inc. entered into a termination agreement pursuant to which Rentech and Headwaters agreed to dissolve FT Solutions and terminated all FT Solutions-related agreements between Rentech, Headwaters and FT Solutions. There was no activity in FT Solutions for the three months ended December 31, 2005.

Interest Income. Interest income during the three months ended December 31, 2005 was $278,515, an increase from $897 during three months ended December 31, 2004. The increased interest income was due to having more funds invested in interest-bearing cash accounts primarily from our net cash proceeds of $8,315,000 from our sale of Series A Preferred Stock in April 2005 and our net cash proceeds of $30,902,800 from our Securities Purchase Agreement in September 2005 whereby a group of purchasers led by Wellington Management Company purchased 13,436,000 shares of Rentech common stock at a price of $2.30 per share.

Interest Expense. Interest expense during the three months ended December 31, 2005 was $299,313, decreased from $680,806 during the three months ended December 31, 2004. Of the decrease during the three months ended December 31, 2005 of $329,625, 86% resulted from the recognition of non-cash interest expense in the prior year. Total non-cash interest expense recognized during the three months ended December 31, 2005 was $203,475, compared to $533,100 during the three months ended December 31, 2004. Of the non-cash interest expense recognized in the three months ended December 31, 2005 and 2004, $96,314 and $487,134, or 47% and 91%, was due to the amortization of debt issuance costs related to a line of credit and bridge loans entered into during the last quarter of fiscal year 2004 and the first quarter of fiscal year 2005 that were used to provide working capital and fund acquisition costs related to the planned purchase of RCN.

Total Other Expenses. Total other expenses decreased to $20,798 during the three months ended December 31, 2005 from total other expenses of $849,809 during the three months ended December 31, 2004. The decrease in total other expenses of $829,011 for the three months ended December 31, 2005 resulted from a decrease in equity in loss of investee of $171,153, an increase in interest income of $277,618 and a decrease in interest expense of $381,493.

RENTECH, INC.

Net Loss from Continuing Operations

	Three Months Ended December 31,
	2005	2004
Net loss from continuing operations:
Oil and gas field services	$326,635	$252,824
Technical services	(5,995,681)	(2,344,897)
Rental income	40,586	29,640

Net loss from continuing operations	$(5,628,460)	$(2,062,433)

For the three months ended December 31, 2005, we experienced a net loss from continuing operations of $5,628,460 compared to a net loss from continuing operations of $2,062,433 during the three months ended December 31, 2004. The increase of $3,566,027 for the three months ended December 31, 2005 resulted from an increase in loss from operations of $4,395,038 and a decrease in total other expenses of $829,011.

Net income from continuing operations for oil and gas field services increased to $326,635 during the three months ended December 31, 2005, up from $252,824 during the three months ended December 31, 2004. The increase of $73,811 was due to increases in our number of units in service and utilization rates, combined with our increase in billing rates.

Net loss from continuing operations for technical services was $5,995,681 during the three months ended December 31, 2005, up from $2,344,897 during the three months ended December 31, 2004, an increase of $3,650,784. Net loss from continuing operations was up in the three months ended December 31, 2005 as a result of an increase in operating expenses of $4,649,612, partially offset by a decrease of $829,011 in other expense during the three months ended December 31, 2005.

Discontinued Operations:

Revenues

	Three Months Ended December 31,
	2005	2004
Revenues:
Product sales	$—	$496,428
Industrial automation systems	—	57,578

Total revenues	$—	$554,006

Product Sales. Our product sales were realized from sales of water-based stains, sealers and coatings by our former subsidiary OKON, Inc., through which we previously conducted our paint business segment. These sales produced revenues of $496,428 during the three months ended December 31, 2004. On March 8, 2005, we sold our entire interest in OKON, Inc.

REN Corporation provided service revenues in the amount of $57,578 during the three months ended December 31, 2004 from contracts for the manufacture of complex microprocessor controlled industrial automation systems. Effective August 1, 2005, the Company sold its 56% ownership interest in REN Corporation.

RENTECH, INC.

Cost of Sales

	Three Months Ended December 31,
	2005	2004
Cost of sales:
Product costs	$—	$256,354
Industrial automation systems	—	74,876

Total cost of sales	$—	$331,230

Cost of sales for product sales is the cost of sales of our former paint business segment for sales of stains, sealers and coatings. During the three months ended December 31, 2004, our costs of sales for the paint business were $256,354.

Cost of sales for the industrial automation systems business were $74,876 during the three months ended December 31, 2004.

Gross Profit

	Three Months Ended December 31,
	2005	2004
Gross Profit:
Product sales	$—	$240,074
Industrial automation systems	—	(17,298)

Total gross profit	$—	$222,776

Gross profit for product sales is the gross profit of our former paint business segment for sales of stains, sealers and coatings. During the three months ended December 31, 2004, our gross profit for our former paint segment was $240,074.

Gross profit for the industrial automation systems business was a negative $17,298 during the three months ended December 31, 2004.

Operating Expenses

	Three Months Ended December 31,
	2005	2004
Operating expenses:
General and administrative	$—	$389,581
Depreciation and amortization	—	7,760
Research and development	—	6,250

Total operating expenses	$—	$403,591

Operating expenses consist of general and administrative expense, depreciation and amortization and research and development.

General and Administrative Expenses. General and administrative expenses were $389,581 during the three months ended December 31, 2004.

Depreciation and Amortization. Depreciation and amortization expenses during the three months ended December 31, 2004 were $12,267. Of this amount, $4,507 was included in costs of sales during the three months ended December 31, 2004.

RENTECH, INC.

Total Operating Expenses. Total operating expenses during the three months ended December 31, 2004 were $403,591.

Loss From Operations

	Three Months Ended December 31,
	2005	2004
Loss from operations:
Product sales	$—	$(47,614)
Industrial automation systems	—	(133,201)

Loss from operations	$—	$(180,815)

Loss from operations for product sales is the loss from operations of our former paint business segment for sales of stains, sealers and coatings. During the three months ended December 31, 2004, our loss from operations for the paint business was $47,614.

Loss from operations for the industrial automation systems segment was $133,201 during the three months ended December 31, 2004.

Other Income (Expense)

	Three Months Ended December 31,
	2005	2004
Other income (expense):
Interest expense	$—	$(8,317)

Total other income (expense)	$—	$(8,317)

Interest Expense. Interest expense during the three months ended December 31, 2004 was $8,317.

Net Loss of Discontinued Operations

	Three Months Ended December 31,
	2005	2004
Discontinued operations:
Net loss from product sales	$—	$(47,614)
Net loss from industrial automation systems	—	(141,518)

	$—	$(189,132)

For the three months ended December 31, 2004, we experienced a net loss from discontinued operations of $189,132, or $0.002 per share.

Net loss from discontinued operations for product sales is the net loss from discontinued operations of our paint business for sales of stains, sealers and coatings. During the three months ended December 31, 2004, our net loss from discontinued operations for the paint business was $47,614.

Net loss from discontinued operations for the industrial automation systems segment was $141,518 during the three months ended December 31, 2004.

RENTECH, INC.

Net Loss Applicable to Common Stockholders

	Three Months Ended December 31,
	2005	2004
Net loss	$(5,628,460)	$(2,251,565)
Cash dividends paid on preferred stock	(74,437)	—

Net loss applicable to common stockholders	$(5,702,897)	$(2,251,565)

For the three months ended December 31, 2005, we experienced a net loss applicable to common stockholders of $5,702,897, or $0.05 per share compared to a net loss applicable to common stockholders of $2,251,565, or $0.025 per share during the three months ended December 31, 2004. Included in net loss applicable to common stockholders for fiscal 2006 was $74,437 of cash dividends paid on Series A Preferred Stock.

ANALYSIS OF CASH FLOW

The following table summarizes our Consolidated Statements of Cash Flows:

	Three Months Ended December 31,
	2005	2004
Net Cash (Used in) Provided by:
Operating activities	$(3,202,668)	$(1,110,628)
Investing activities	(4,066,070)	(659,729)
Financing activities	12,027,697	2,827,918

Cash Flows From Operating Activities

Net Loss. Operating activities produced net losses of $5,628,460 during the three months ended December 31, 2005, as compared to $2,251,565 during the three months ended December 31, 2004. The cash flows used in operations during these periods resulted from the following operating activities.

Depreciation. Depreciation is a non-cash expense. This expense increased during the three months ended December 31, 2005 by $9,758, as compared to the three months ended December 31, 2004. The increase was attributable to equipment additions by our oil and gas field services segment.

Amortization. Amortization is also a non-cash expense. This expense did not change during the three months ended December 31, 2005 as compared to the three months ended December 31, 2004.

Non-Cash Interest Expense. Total non-cash interest expense recognized during the three months ended December 31, 2005 was $203,475, compared to $533,100 during the three months ended December 31, 2004. Of the non-cash interest expense recognized in the three months ended December 31, 2005 and 2004, $96,314 and $487,134, or 47% and 91%, was due to the amortization of debt issuance costs related to a line of credit and bridge loans entered into during the last quarter of fiscal year 2004 and the first quarter of fiscal year 2005 that were used to provide working capital and fund acquisition costs related to the planned purchase of RCN.

RENTECH, INC.

Stock Options and Warrants Issued for Services. During the three months ended December 31, 2005, we issued 20,000 options to a director. These options were valued using the Black-Scholes option-pricing model, which resulted in compensation expense of $29,533. In addition, a warrant, owned by the Company’s President and CEO, to purchase 1,225,000 shares of the Company’s common stock, vested during the three months ended December 31, 2005. These warrants were valued using the Black-Scholes option-pricing model, which resulted in compensation expense of $2,520,025. In addition, we issued a warrant to purchase 53,150 shares of the Company’s common stock to a consultant for reaching an incentive in a consulting contract which resulted in $7,451 of consulting expense in the three months ended December 31, 2005.

Changes in Operating Assets and Liabilities. The changes in operating assets and liabilities, net of business combination, result from the following factors.

Accounts Receivable. Accounts receivable increased by $136,835 during the three months ended December 31, 2005. The increase in accounts receivable was primarily due to increases in sales by the oil and gas field services segment of 30%.

Other Receivables and Receivable from Related Party. Other receivables and receivable from related party decreased by $106,891 during the three months ended December 31, 2005 primarily due to writing off a $102,211 receivable from Headwaters related to the dissolution of FTS.

Prepaid Expenses and Other Current Assets. Prepaid expenses and other current assets decreased during the three months ended December 31, 2005 by $116,073. The decrease reflects the timing of payment on certain annual insurance premiums, net of the amortization of such premiums.

Accounts Payable. Accounts payable decreased by $148,998 during the three months ended December 31, 2005. This increase resulted from the timing of receiving and paying trade payables.

Accrued Retirement Payable. Accrued retirement payable decreased by $690,419 as a result of paying the first six months of the retirement payable to the former CEO and COO during the three months ended December 31, 2005.

Accrued Liabilities, Accrued Payroll and Other. Accrued liabilities, accrued payroll and other increased $236,207 during the three months ended December 31, 2005 as a result of the timing of payment of certain payroll related accruals.

Net Cash Used in Operating Activities. The total net cash used in operations increased to $3,202,668 during the three months ended December 31, 2005, as compared to $1,110,628 during the three months ended December 31, 2004.

Cash Flows From Investing Activities

Purchase of Property and Equipment. During the three months ended December 31, 2005, we purchased $78,355 of property and equipment. Of the property and equipment purchases, 51% was attributable to logging equipment purchased for our oil and gas field services segment, while the remainder was primarily attributable to computer equipment and office furniture.

Deposits and Other Assets. During the three months ended December 31, 2005, cash provided for deposits and other assets increased $34,618.

RENTECH, INC.

Payments of Acquisition Costs. We paid $2,676,955 in deferred acquisition costs related to the planned acquisition of RCN. Of that amount, $2,500,000 was paid to an escrow account and will be applied towards the purchase price of RCN.

Acquisition, Net of Cash Received. We used $1,345,378, net of cash received, to purchase the remaining 50% share of Sand Creek Energy, LLC during the three months ended December 31, 2005.

Net Cash Used by Investing Activities. The total net cash used by investing activities increased to $4,066,070 during the three months ended December 31, 2005 as compared to net cash used of $659,729 during the three months ended December 31, 2004. The increase was primarily a result of the $2,676,955 of acquisition costs paid during the three months ended December 31, 2005, and the $1,345,378 paid in the purchase of the remaining 50% ownership in Sand Creek.

Cash Flows From Financing Activities

Proceeds from Issuance of Common Stock. During the three months ended December 31, 2005, we received $2,267,142 in net cash proceeds from the issuance of common stock compared to $410,158 during the three months ended December 31, 2004.

Payment of Dividends on Preferred Stock. During the three months ended December 31, 2005, we paid $74,437 in dividends on preferred stock.

Payment of Offering Costs. During the three months ended December 31, 2005, we paid $753,240 in offering costs, including an advisory fee to Credit Suisse First Boston to act as our exclusive financial advisor with respect to the development, financing and review of certain financing matters in connection with the East Dubuque and Natchez projects.

Proceeds from Subscription Receivable. During the three months ended December 31, 2005, we received $12,255,550 from a subscription receivable as a result of a Securities Purchase Agreement between Rentech and Wellington Management Company whereby a group of purchasers led by Wellington purchased 13,436,000 shares of Rentech common stock at a price of $2.30 per share.

Proceeds from Long-Term Debt and Notes Payable. During the three months ended December 31, 2005, we did not receive any proceeds from long-term debt and notes payable, compared to $1,850,000 during the three months ended December 31, 2004.

Payment of Debt Issuance Costs. During the three months ended December 31, 2005, we paid $258,298 in debt issuance costs as compared to $187,390 during the three months ended December 31, 2004. Of the debt issuance costs paid in the current fiscal quarter, $255,000 was paid to M.A.G. Capital as a due diligence fee in relation to the Commitment Letter signed November 15, 2005.

Payments on Line of Credit, Net. During the three months ended December 31, 2005, we made no payments on our lines of credit as compared to net proceeds on our lines of credit of $1,006,613 during the three months ended December 31, 2004.

Payments on Long-Term Convertible Debt and Notes Payable. During the three months ended December 31, 2005, we repaid $1,409,020 on our debt obligations as compared to $251,463 during the same period in fiscal 2004. Payments in the three months ended December 31, 2005 reflect payments on notes payable and long-term convertible debt.

RENTECH, INC.

Net Cash Provided by Financing Activities. The net cash provided by financing activities during the three months ended December 31, 2005 was $12,027,697, compared to $2,827,918 in cash provided by financing activities during the three months ended December 31, 2004.

Cash and Cash Equivalents increased during the three months ended December 31, 2005 by $4,758,959 compared to an increase of $1,057,561 during the three months ended December 31, 2004. These changes increased the ending cash balance at December 31, 2005 to $29,479,672, and increased the ending cash balance at December 31, 2004 to $1,312,978, which was comprised of cash included in continuing operations of $1,331,839 and negative cash included in discontinued operations of $18,861.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2005, we had working capital of $27,470,023, as compared to working capital of $32,031,397 at September 30, 2005. Our current assets totaled $31,462,691, including net accounts receivable of $1,125,888, and our current liabilities were $3,992,668. We had long-term liabilities of $2,370,888, of which most related to our long-term convertible debt as well as the mortgage on our development and testing laboratory.

From our inception on December 18, 1981 through December 31, 2005, we have incurred losses in the amount of $67,637,096. For the three months ended December 31, 2005, we recognized a $5,628,460 net loss from continuing operations, and negative cash flow from operations. If the Company does not operate at a profit in the future, it may be unable to continue operations at the present level or at all.

We have been successful in the past in obtaining debt and equity financing. For the years ended September 30, 2005, 2004 and 2003, we received net cash proceeds from the issuance of common stock of $21,113,474, $4,706,951, and $1,577,100. For the years ended September 30, 2005, 2004 and 2003, we received cash proceeds from long-term debt and long-term convertible debt to stockholders of $2,850,000, $565,000, and $2,505,000. For the years ended September 30, 2005, 2004 and 2003, we received net cash proceeds from the issuance of convertible preferred stock of $8,315,000, $0, and $0. For the quarter ended December 31, 2005, we received net cash proceeds from the issuance of common stock of $14,522,692, which includes $12,255,550 from the receipt of a subscription receivable and $2,267,142 from the exercise of stock options and warrants.

Historically, we have relied for working capital upon private placements and public offerings of our common stock, which have been sold at a discount from the market price. We have also previously sold our convertible preferred stock and convertible promissory notes bearing interest in private placements. The preferred stock and notes have been convertible into shares of our common stock at a discount. On March 17, 2005, our shareholders approved an amendment to our Restated Articles of Incorporation to increase the number of authorized shares of common stock from 150,000,000 to 250,000,000. Our principal needs for liquidity in the past have been to fund working capital, pay for research and development of the Rentech Process, pay the costs of acquiring and funding our paint, oil and gas field services and industrial automation segments, invest in advanced technology companies, pay dividends on preferred stock and to pay acquisition costs associated with acquiring ammonia plants.

Our business historically has focused on the research and development of our Fischer-Tropsch technology, and licensing it to third parties. Recently, we determined to directly deploy our Rentech Process in selected domestic projects by acquiring equity interests in existing nitrogen fertilizer plants currently configured to use natural gas as feedstock. We would convert the nitrogen fertilizer plants to use coal or petroleum coke, which are readily available and less expensive as feedstock than natural gas, and add our Rentech Process to produce Fischer-Tropsch liquid hydrocarbon products in addition to the nitrogen fertilizer products already being manufactured by the plants. This configuration would also provide the opportunity to produce electric power on-site. Our patent issued in October 2003 covers the integration of our Rentech Process with nitrogen fertilizer processes along with the addition of electric power production, and we refer to this integration as polygeneration. By

RENTECH, INC.

converting domestic plants in this manner, we believe that we can significantly enhance the economic results of these plants. We are planning to initially implement this strategy by purchasing Royster-Clark Nitrogen, Inc. which owns a nitrogen fertilizer plant in East Dubuque, Illinois. On November 5, 2005 we entered into an agreement to purchase RCN for $50,000,000 plus an amount equal to RCN’s net working capital at closing. We have a commitment from investors to purchase $35,000,000 of convertible debentures and intend to raise the funds to satisfy the purchase price and net working capital for RCN through a combination of debentures, cash on hand, additional equity issuance(s), and a working capital facility that has not yet been obtained. Some or all of the securities to be offered will not be registered under the Securities Act of 1933, and may not be offered or sold in the United States absent an available exemption from registration. If the funding has not closed by April 1, 2006, the Commitment Letter and its commitments therein terminate unless otherwise extended by both parties. The business of RCN is highly seasonal and requires substantial working capital to operate during the period when nitrogen fertilizer sales are slow and to build inventory in anticipation of the planting season; we are attempting to obtain working capital financing for RCN. The conversion of the RCN plant is expected to take approximately three and a half years and to cost approximately $800,000,000 (excluding interest during construction and potential debt reserve requirements). We will attempt to raise the funds for the conversion at the project level through both debt and equity sources, which will include a contribution of the plant by Rentech to the project. As of December 31, 2005, we have incurred $2,680,825 of acquisition costs, including $2,500,000 paid to an escrow account, related to this purchase, which have been deferred until completion of this potential acquisition. The escrow account will be applied to the purchase price of RCN or paid to Royster-Clark, Inc. as a break-up fee if the acquisition fails due to our inability to obtain financing, failure to obtain shareholder approval, or failure to obtain listing approval from AMEX for the acquisition of RCN. We are also reviewing other opportunities to acquire and convert nitrogen fertilizer plants.

In addition to nitrogen fertilizer plant conversions, we are also pursuing complementary or synergistic opportunities to develop projects at sites where there is no existing infrastructure or process plant (“greenfield” opportunities) for alternative fuels plants as an adjunct to nitrogen fertilizer plant acquisitions and conversions, including one in Natchez, Mississippi that we and a partner would construct on currently undeveloped land situated along the Mississippi River at the Port of Natchez. The proposed Natchez Project would use a similar configuration as the one we intend to install at RCN, and we may source coal from the same Illinois mine as will be used at RCN. The capital costs of acquisition and development of any such facilities could be greater than those envisioned for RCN, and would be financed, if at all, using a project level financing structure similar to the conversion financing of the RCN plant. We are presently negotiating site agreements and formalizing development plans. There is no assurance the Natchez Project will proceed as presently contemplated.

Finally, we are exploring opportunities to participate with a partner in the development of additional alternative fuels projects, including biodiesel facilities, where such projects could be located near our proposed FT or polygeneration plants. We have completed feasibility studies related to the potential development of biodiesel plants of various production capacities to be located adjacent to each of our proposed polygeneration facilities. The capital costs of acquisition and development of any such facilities would be financed, if at all, using a project level financing structure.

In October 2005, we paid $1,400,000 to acquire the 50% equity interest in Sand Creek Energy, LLC that we did not already own. We plan to build and operate on the site what we believe will be the United States’ first fully integrated Fischer-Tropsch, coal-to-liquids, product development unit research facility. This plant would produce ultra-clean diesel and aviation fuels and naphtha from various domestic coals, petroleum coke and biomass feedstocks on a demonstration scale, utilizing state-of-the-art clean coal technologies and the Rentech Process. With the PDU in operation, we will be able to optimize the operating conditions of the FT synthesis and upgrading section for producing different specialized cuts of fuels. The products from the facility will be used to supply test quantities of these ultra-clean fuels to potential licenses and customers. We expect the PDU to be operating in fiscal 2007 and to cost approximately $23,000,000.

RENTECH, INC.

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

CONTRACTUAL OBLIGATIONS

In addition to the lines of credit and long-term convertible debt previously described, we have entered into various other contractual obligations. The following table lists our significant contractual obligations at December 31, 2005.

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Notes payable to related parties	$163,153	$—	$163,153	$—	$—
Lines of credit	499,218	499,218	—	—	—
Long-term debt	1,724,549	605,362	129,476	91,030	898,681
Long-term convertible debt	1,740,000	865,000	—	—	875,000
Interest payments on debt	998,934	86,860	139,182	123,955	648,937
Retirement payables	871,403	370,492	500,911	—	—
Operating leases	596,465	217,762	267,069	111,634	—

	$6,593,722	$2,644,694	$1,199,791	$326,619	$2,422,618

We are a guarantor on the $500,000 line of credit with Premier Bank until it matures on May 1, 2006. On July 29, 2005, the line of credit was transferred from REN Corporation to Petroleum Mud Logging, Inc. The terms of the loan remained the same, however, the guarantee by the minority shareholder of REN Corporation and the collateral of the first deed of trust on the real property of REN Corporation were eliminated from the loan collateral.

We have entered into various short-term and long-term promissory notes, with monthly principal and interest payments of $79,957, at interest rates of 0% to 9.6%, which are collateralized by certain fixed assets of the Company. The interest rate assumptions used to determine the estimated interest payments were derived from existing loan contracts. For fixed interest loans, we used the fixed rate. For variable interest loans, we used the current rate in effect as of December 31, 2005

We have leased office space under a non-cancelable operating lease, which expires October 31, 2009, with a renewal option for an additional five years. In addition we have entered into various other operating leases, which expire through November 2007.

RENTECH, INC.

In addition to the contractual obligations previously described, we have entered into various other commercial commitments. The following table lists these commitments at December 31, 2005.

	Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Employment agreements	$421,792	$253,646	$168,146	$—	$—

	$421,792	$253,646	$168,146	$—	$—

We have entered into various employment agreements with our executive officers that extend to December 31, 2007. These agreements describe annual compensation as well as the compensation that we must pay upon termination of employment.

In addition, on November 5, 2005, RDC, a wholly-owned subsidiary of Rentech, Inc. entered into a definitive Stock Purchase Agreement with Royster-Clark for the purchase of all the issued and outstanding shares of capital stock of RCN. Under the terms of the agreement, we, subject to shareholder approval, financing of the project, and other conditions, will pay $50 million for the stock, plus an amount equal to RCN’s net working capital at closing. Should we fail to obtain financing, and should the acquisition fail for that reason or for lack of shareholder approval, our agreement requires that we pay RCN’s parent a break-up fee of $2.5 million. Concurrently with the closing of the purchase of RCN, we are obligated to enter into a Distribution Agreement with a subsidiary of Royster-Clark, pursuant to which the subsidiary would be obligated to use commercially reasonable efforts to promote the sale of, and to solicit and secure orders for the nitrogen fertilizer products manufactured at the East Dubuque facility from its customers, and to purchase from us all nitrogen fertilizer products manufactured at the facility for prices to be negotiated in good faith from time to time.

On November 15, 2005, we entered into an engagement letter agreement with Credit Suisse First Boston LLC for CSFB to act as our exclusive financial advisor with respect to the development, financing and review of certain financing matters in connection with the East Dubuque and Natchez projects. Under the letter agreement, we are obligated to pay CSFB an upfront retainer fee, a monthly retainer fee and success fees based on the completion of financings for the East Dubuque and Natchez projects as well as financing fees based on the gross proceeds raised by CSFB in connection with debt or equity financings for the projects.

On January 20, 2006, Rentech entered into an employment agreement with D. Hunt Ramsbottom to serve as the Chief Executive Officer and President of our Company. The term of the employment agreement is for three years from December 15, 2005, subject to automatic renewal unless we or Mr. Ramsbottom give prior notice. The agreement provides for base compensation of $370,000 per year, subject to annual cost of living adjustments, provides Mr. Ramsbottom with the opportunity to earn an annual cash bonus, and provides for his participation in our standard benefit programs and the reimbursement of specified expenses. Also in connection with the agreement, we agreed to grant Mr. Ramsbottom 450,000 restricted stock units that are to be settled in shares of common stock of the Company. These restricted stock units will vest over a three-year period such that one-third will vest on each of Mr. Ramsbottom’s one year, two year and three year anniversary dates of his vesting commencement date of December 15, 2005, subject to partial or complete acceleration under certain circumstances, including termination without cause, termination for good reason or upon a change in control (in each case as defined in the agreement). If Mr. Ramsbottom is terminated without cause, terminated for good reason or we fail to offer to renew this agreement on competitive terms, we will be obligated to pay Mr. Ramsbottom severance including base salary continuation for 24-months, a target bonus for the year of termination equal to his then-applicable base salary, continuation of his health care benefits, and acceleration of the vesting of a portion of the restricted stock unit grant. If a termination entitling Mr. Ramsbottom to severance

RENTECH, INC.

occurs during the period of three months prior and two years after a change in control, the severance payment will be made in a lump sum, the bonus component will be increased to the extent the most recent prior actual annual bonus earned by Mr. Ramsbottom exceeded his then applicable annual base salary, and the full restricted stock unit grant will vest. In addition, in the event any federal excise tax is payable with respect to any payment due to Mr. Ramsbottom upon a change in control, we have agreed to pay such excise tax, including a gross-up payment. Subject to the severance obligations contained in the agreement, we may terminate Mr. Ramsbottom’s employment at any time.

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

RENTECH, INC.

control, we have agreed to pay such excise tax, including a gross-up payment. Subject to the severance obligations contained in the agreement, we may terminate Mr. Smith’s employment at any time.

Recent Accounting Pronouncements From Financial Statement Disclosures

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces APB (Accounting Principles Board) Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe that the adoption of SFAS No. 154 will have a material impact on its results of operations or financial position.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. We are exposed to the impact of interest rate changes related to our investment of current cash and cash equivalents. These funds are generally highly liquid with short-term maturities, and the related market risk is not considered material. Certain of our long-term debt and short-term debt are at fixed rates of interest. The remainder of our long-term and short-term debt is at variable interest rates. A hypothetical increase or decrease in interest rates by 1% would have changed interest expense on the variable rate loans by approximately $1,200 for the three months ended December 31, 2005. We believe that fluctuations in interest rates in the near term will not materially affect our consolidated operating results, financial position or cash flow.

Commodity Price Risk. Upon consummation of our pending acquisition of RCN, we would be exposed to market risk due to changes in natural gas prices. Natural gas is a raw material used in the production of various nitrogen-based products that are manufactured at the East Dubuque facility or are purchased from vendors. Market prices of nitrogen-based products are affected by changes in natural gas prices as well as supply and demand and other factors. As a normal course of business, RCN currently produces nitrogen-based fertilizer products during the winter and early spring to supply its needs during the high sales volume spring season. Nitrogen-based inventory remaining at the end of the spring season will be subject to market risk due to changes in natural gas prices and supply and demand. Currently, RCN purchases natural gas for use in its East Dubuque facility on the spot market, and through short-term, fixed-supply, fixed-price and index-price purchase contracts which will lock in pricing for a portion of its natural gas requirements through the winter months which have demonstrated the highest degree of volatility. In the past, RCN has also purchased natural gas through short-term, fixed-supply, fixed-priced contracts. Notwithstanding these purchase contracts, RCN remains exposed to significant, although not excessive market risk. There has been a generally increasing trend in natural gas prices during the last three years due to various supply factors, including the increasing overall demand for natural gas from industrial users, which is affected, in part, by the general conditions of the United States economy, and other factors. Seasonal fluctuations exist within each year resulting from various supply and demand factors, such as the severity of winters affecting consumer consumption for heating, summers affecting industrial demand by utilities for electrical generation, among other factors. Changes in levels of natural gas prices and market prices of nitrogen-based products can materially affect RCN’s financial position and results of operations (and could materially affect our financial position and results of operations after consummation of the acquisition). A hypothetical increase of $0.10 per MMBTU of natural gas could increase the cost to produce one ton of ammonia by approximately $3.50. We are informed that RCN has experienced no difficulties in securing

RENTECH, INC.

supplies of natural gas, however, natural gas is purchased at market prices and such purchases are subject to price volatility.

Upon conversion of the East Dubuque facility to use coal as feedstock, we similarly would be subject to market risk due to changes in coal prices. An increase in the price of coal, after the conversion is completed, or in other commodities that we may use as feedstock at other plants we might acquire in the future could also adversely affect our operating results. We intend to enter into long-term coal contracts with established prices that are subject to escalators based on certain routine metrics. We expect that the term of the contracts would vary between 10 and 20 years. Coal demand in the domestic market is currently at a high level, and coal pricing has increased year-over-year in nearly every significant domestic market. It is not practicable at this time to quantify the impact of a change in coal pricing as relates to the project as the coal contracts and final engineering of the project have not yet been completed.

ITEM 4.	CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and the Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2005 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no significant changes in our internal controls over financial reporting during the fiscal quarter ended December 31, 2005 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

In the normal course of business, the Company is party to litigation from time to time. The Company maintains insurance to cover certain actions. We believe that resolution of such litigation will not have a material adverse effect on the Company.

ITEM 1A.	RISK FACTORS.

There are no material changes to the risk factors disclosed in Part I, Item 1A in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005 other than the following, which are reflected in the risk factors discussed below:

•	the information in the risk factors in our Annual Report on Form 10-K that was provided as of September 30, 2005 has been updated below to provide such information as of December 31, 2005;

•	the disclosure of results that could cause commercial scale Fischer-Tropsch plants to be unsuccessful has been updated in the risk factor captioned, “We and our licensees may be unable to successfully implement use of the Rentech Process at commercial scale Fischer-Tropsch plants;

•	disclosure of our license agreements with DKRW-AF and MBF&P and the risks related to the development of the Medicine Bow plant proposed by MBF&P have been included in the risk factor captioned, “Our receipt of revenues from other businesses for plants our potential licensees might develop will depend on availability of capital and substantial efforts by them. The licensees could choose not to construct a Fischer-Tropsch plant based on the Rentech Process or to pursue alternative Fischer-Tropsch technologies;”

RENTECH, INC.

•	disclosure of our indemnification obligations to MBF&P under our Site License Agreement with it has been included in the risk factor captioned, “We could have potential indemnification liabilities to licensees relating to the operation of Fischer-Tropsch plants based on the Rentech Process and to intellectual property disputes;”

•	disclosure of the risks associated with the Company’s product development unit has been included in the risk factor captioned, “Our success depends on the successful and timely completion of our product development unit (“PDU”);”

•	the April 1, 2006 termination date for the commitment for $35,000,000 of financing relating to the purchase of RCN has been included in the risk factor captioned, “We have agreed to acquire RCN subject to financing and to pay a break-up fee should we be unable to finance the acquisition;”

•	disclosure regarding our plans for the remaining portion of the financing relating to the purchase of RCN has been included in the risk factors captioned, “We have agreed to acquire RCN subject to financing and to pay a break-up fee should we be unable to finance the acquisition,” “The level of indebtedness we expect to incur could adversely effect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations” and “We have a very substantial overhang of common stock and future sales of our common stock will cause substantial dilution and may negatively affect the market price of our shares;”

•	the expected amount of the cost to convert RCN’s fertilizer facility has been updated from $740,000,000 to approximately $800,000,000 (excluding interest during construction and potential debt reserve requirements) in the risk factors captioned, “The conversion of RCN’s plant and the development of other alternative fuel projects will require several years and very substantial further financing, and may not be successful” and “The level of indebtedness we expect to incur could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations;”

•	potential labor disputes resulting from RCN’s labor contracts which are due for renewal in August 2006 has been added to the list of factors affecting the success of the acquisition of a fertilizer plant in the risk factor captioned, “Miscalculations in our assessment of operating RCN’s nitrogen fertilizer plant may lead to us not having adequately evaluated the operating results and risks associated with the plant and could have a material adverse effect on our business, results of operations and financial condition;”

•	with regard to the Company’s proposal for shareholder approval for a potential issuance of common stock up to 40,000,000 shares of our common stock (or securities convertible into or exerciseable for common stock) as set forth in its amended preliminary proxy statement filed with the Securities and Exchange Commission on February 3, 2006, the discount for which the Company is seeking shareholder approval has been updated from 15% to 30% and an aggregate gross proceeds in the amount of up to $200,000,000 has been provided in the risk factor captioned, “We have a very substantial overhang of common tock and future sales of our common stock will cause substantial dilution and may negatively affect the market price of our shares;” and

•	disclosure of risk factor captioned, “Our preferred stock has a liquidation preference that could reduce or eliminate any proceeds available to our common shareholders upon a sale of our company,” has been omitted since the Company no longer has any issued and outstanding Series A preferred stock.

a.	Risks Related to Our Liquidity, Financial Condition, and Results of Operations

Our liquidity and capital resources are limited.

Our liquidity and capital resources are limited. At December 31, 2005, as a result of recent equity financing transactions, we had positive working capital (current assets in excess of current liabilities) of $27,470,023,

RENTECH, INC.

compared to negative working capital (current liabilities in excess of current assets) of $2,689,790 at December 31, 2004. We must raise substantial additional capital, not only to execute our business plan of commercializing and licensing the Rentech Process and acquiring and converting nitrogen fertilizer and other plants, but also to continue our operations after existing funds are exhausted. We believe that our currently available cash, cash flows from operations, funds from the potential sale of assets and other plans, which could include additional debt or equity financing, will be sufficient to meet our cash operating needs through the fiscal year ending September 30, 2006.

We have never operated at a profit. If we do not achieve significant amounts of additional revenues and become profitable, we may be unable to continue our operations.

We have a history of operating losses and have never operated at a profit. From our inception on December 18, 1981 through December 31, 2005, we have incurred losses in the amount of $67,637,096. During the first quarter ended December 31, 2005, we had a net loss of $5,628,460. If we do not achieve significant amounts of additional revenues and operate at a profit in the future, we may be unable to continue our operations at their current level. Ultimately, our ability to remain in business may depend upon earning a profit from commercialization of the Rentech Process. We have not been able to achieve commercial use of the technology as of this time.

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

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. We adopted SFAS No. 123(R) on October 1, 2005, using the modified prospective method for the adoption of its provisions, which results in the recognition of compensation expense for all share-based awards granted after the effective date and the recognition of compensation expense for all previously granted share-based awards that remain unvested at the effective date. This change in accounting is not expected to materially impact our financial position. However, because we previously accounted for share-based payments to employees using the intrinsic value method, our results of operations have not included the recognition of compensation expense for the issuance of stock option awards. As a result of adopting SFAS 123(R), we recognized $2,549,578 of compensation expense for the three months ended December 31, 2005. We believe that compensation expense recorded in future periods due to the implementation of SFAS No. 123(R) may be significantly higher than the amounts that would have been recorded in prior years.

RENTECH, INC.

b.	Risks Related to the Rentech Process

Our receipt of revenues from other businesses for plants our potential licensees might develop will depend on availability of capital and substantial efforts by them. The licensees could choose not to construct a Fischer-Tropsch plant based on the Rentech Process or to pursue alternative Fischer-Tropsch technologies.

We have marketed licenses for use of the Rentech Process, but have no active licensees at this time other than the Master License Agreement we entered into with DKRW-AF and Site License Agreement with MBF&P in January 2006. Under the license agreements we offer, a licensee would be responsible for obtaining sources of feedstock, conducting feasibility studies, recruiting personnel who are skilled in operating process plants, obtaining governmental approvals and permits, obtaining sufficient financing on favorable terms for the large capital expenditures required; possibly constructing infrastructure if not otherwise available at the plant site; designing, constructing and operating the plant; and marketing the products. The ability of any licensee to accomplish these requirements, and the efforts, resources and timing schedules to be applied by a licensee, will be controlled by the licensee. Whether licensees are willing to expend the resources necessary to construct Fischer-Tropsch plants will depend on a variety of factors outside our control, including the prevailing price outlook for crude oil, natural gas, coal, and refined products. In addition, our license agreements may generally be terminated by the licensee, with or without cause. Furthermore, our potential licensees may not be restricted from pursuing alternative Fischer-Tropsch technologies on their own or in collaboration with others, including our competitors, for projects other than the ones we might license in the future.

The capital costs of coal supplies, natural gas fields, or other sources of feedstock that would use the Rentech Process require more capital than is available to many of our potential licensees. These limitations have slowed and will continue to delay the use of our technology and significant delays may occur before we realize substantial revenues, if any, from licensing Fischer-Tropsch plants that use our Rentech Process. If our licensees do not proceed with commercial plants using the Rentech Process or do not successfully operate their plants, we will not significantly benefit from the licensing of our Fischer-Tropsch technology. To date, no licensee of the Rentech Process has proceeded to construct and operate a plant for which royalties on production would be due. If we do not receive payments under our license agreements, our anticipated revenues will be diminished. This would harm our results of operations and financial condition.

We and our licensees may be unable to successfully implement use of the Rentech Process at commercial scale Fischer-Tropsch plants.

A variety of results necessary for successful operation of the Rentech Process could fail to occur at a commercial plant. Results that could cause commercial scale Fischer-Tropsch plants to be unsuccessful include:

•	reaction activity different than that demonstrated in laboratory and pilot plant operations, which could increase the amount of catalyst or number of reactors required to convert synthesis gas into liquid hydrocarbons and increase capital and operating costs;

•	shorter than anticipated catalyst life, which would require more frequent catalyst regeneration, catalyst purchases, or both, and increase operating costs;

•	insufficient catalyst separation from the crude wax product stream could impair the operation of the product upgrading unit;

•	product upgrading catalyst sensitivities to impurities in the crude FT products could impair the efficiency and economics of the product upgrade unit and require design revisions; and

•	higher than anticipated capital and operating costs to design, construct or reconfigure and operate a Fischer-Tropsch plant.

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

Construction and operation of Fischer-Tropsch plants by us and our licensees for the use of natural gas with our technology will depend on the availability of natural gas at economic prices. The market for natural gas is highly competitive in many areas of the world and, in many circumstances the sale of natural gas for use as a feedstock in a Fischer-Tropsch plant may not be the highest value market for the owner of the natural gas, especially within the United States. Cryogenic conversion of natural gas to liquefied natural gas may compete with our Fischer-Tropsch plants for use of natural gas as feedstocks in many locations. Local commercial, residential and industrial consumer markets, electric power generation, nitrogen, methanol and petrochemicals are also alternative markets for natural gas. Unlike many of our licensees, many of our competitors produce or have access to large volumes of natural gas, which may be used in connection with their Fischer-Tropsch operations. The availability of natural gas at economic prices for use as a feedstock for Fischer-Tropsch plants may also depend on the production costs for the gas and whether natural gas pipelines are located in the areas where these plants are located. New pipelines may be built or existing pipelines may be expanded into areas where Fischer-Tropsch plants using our technology are built, and this may affect the operating margins of these plants as other markets compete for available natural gas. If we or our licensees are unable to obtain natural gas at economical prices, plants that would use our technology may not be constructed and natural gas fed plants using our technology may not operate profitably. This would mean we may not receive revenues from use of our technology that we expect. That would materially and adversely affect our business, results of operations and financial condition.

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

RENTECH, INC.

Under the Site License Agreement we entered into with MBF&P on January 12, 2006, subject to an applicable limit on liability, we have agreed to indemnify MBF&P and certain of its related parties for certain losses resulting from claims based on infringement or misappropriation of third party intellectual property rights by or as a result of the use of inventions claimed in our patents or the use of any our know-how. Pursuant to the agreement, we have also agreed to indemnify MBF&P and such related parties from certain losses caused by any personal injury or property damage caused by us or any of our personnel or failure by us to comply with any applicable laws.

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

Our success depends on the successful and timely completion of our product development unit (“PDU”).

Our success in designing, constructing and developing a PDU on a timely basis is essential to our successful deployment of the Rentech FT technology as well as fulfilling our contractual obligations to DKRW Advanced Fuels LLC. We must also obtain governmental approvals and permits as well as procure equipment and materials on a timely basis and a delay or failure in securing such governmental approvals, equipment and/or materials procurement may cause significant harm to the Company. A variety of results necessary for successful operation of our Rentech Process could fail to occur. In addition, our PDU could experience mechanical difficulties related or unrelated to the Rentech Process. If we are not able to successfully develop a PDU utilizing the Rentech Process, we may not be able to obtain any further licensing agreements with third parties and this may cause a delay in our development of projects utilizing our Rentech Process.

RENTECH, INC.

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

RENTECH, INC.

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

If we have foreign operations, and our business there would be subject to various risks due to unstable conditions.

We expect that the use of our Rentech Process may occur in foreign countries. The additional risks of foreign operations include rapid changes in political and economic climates; changes in foreign and domestic taxation; lack of stable systems of law in some countries; susceptibility to loss of protection of patent rights and other intellectual property rights; expatriation laws adversely affecting removal of funds; fluctuations of currency exchange rates; nationalization of property; civil disturbances; and war and other disruptions affecting operations. International operations and investments may also be negatively affected by laws and policies of the United States affecting foreign trade, investment and taxation. If any one or more of these events occurs, our revenues from overseas customers could be severely reduced or ended.

c.	Risks Related to Possible Inability to Complete Acquisitions and the Financing Required for the Acquisitions and Subsequent Operations

We have agreed to acquire RCN subject to financing and to pay a break-up fee should we be unable to finance the acquisition.

We have agreed to acquire RCN, subject to financing, shareholder approval, and other conditions. The price is $50,000,000 plus an amount equal to RCN’s net working capital at closing. We intend to raise the funds required to complete the acquisition through borrowing and sales of our securities. We currently have commitments for $35,000,000 of such financing, but no commitments for anything over $35,000,000. Should we fail to obtain financing, and should the acquisition fail for that reason or for lack of shareholder approval, our agreement requires that we pay RCN’s parent a break-up fee of $2,500,000. Costs related to the transaction, such as legal and accounting, must be paid even if the transaction is not completed. If the acquisition and the funding have not closed by April 1, 2006, the Commitment Letter and its commitments therein terminate unless otherwise extended by both parties. We also intend to raise the purchase price and net working capital for RCN through a combination of debentures, cash on hand, additional equity issuance(s), and a working capital facility that has not yet been obtained.

We are pursing other alternative fuels projects, including one at Natchez, Mississippi, that will involve substantial expense and risk.

We are pursing opportunities to acquire or develop alternative fuels projects, including additional nitrogen fertilizer plants that we would intend to convert to the Rentech Process, and a proposal to acquire land and

RENTECH, INC.

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

RCN has sustained cumulative losses and has had cumulative negative cash flows from operations in its two fiscal years ended December 31, 2003, and for the nine months ended September 30, 2005. For the fiscal year ended December 31, 2004, RCN operated at a profit and provided positive cash flows from operations. The losses are the result, among other things, of very difficult market conditions in its industry, and of rapidly rising costs of the commodities and energy required to produce nitrogen fertilizers. Moreover, RCN’s business is extremely seasonal, with the result that working capital requirements in its off season are substantial. We intend to seek working capital financing in order to be able to finance the acquisition of RCN and a portion of its working capital. We have no commitments for any such financing at this time.

The conversion of RCN’s plant and the development of other alternative fuel projects will require several years and very substantial further financing, and may not be successful.

The engineering, design, procurement of materials, and construction necessary to convert RCN’s nitrogen fertilizer plant to coal gasification as a feedstock and the Rentech Process is estimated to take three and a half years and to cost approximately $800,000,000 (excluding interest during construction and potential debt reserve requirements). Acquisition and development of other alternative fuels projects could involve comparable or greater time commitments and costs. Moreover, we have never undertaken any such projects, and the duration, cost, and eventual success of our efforts are all uncertain.

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

As of December 31, 2005, our total indebtedness was $3,733,458. Costs to effect the conversion of RCN are estimated to be approximately $800,000,000 (excluding interest during construction and potential debt reserve requirements) which will require substantial further borrowing. We intend to raise the purchase price and net

RENTECH, INC.

working capital requirements for RCN through a combination of debentures, cash on hand, additional equity issuance(s), and a working capital facility that has not yet been obtained. If we undertake additional projects, comparable or greater commitments of capital and related levels of indebtedness may be required.

Substantial debt could have important consequences, including:

•	making it more difficult for us to make payments on our debt;

•	requiring us to grant liens on our assets and operate our business in accordance with potentially restrictive debt covenants;

•	increasing our vulnerability to general economic and industry conditions;

•	requiring a substantial portion of our cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities;

•	limiting our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes; and

•	limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our competitors who have less debt.

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

As of December 31, 2005, we had approximately $48,000,000 of tax net operating loss carryforwards. Realization of any benefit from our tax net operating losses is dependent on: (1) our ability to generate future taxable income and (2) the absence of certain future “ownership changes” of our common stock. An “ownership change,” as defined in the applicable federal income tax rules, would place significant limitations, on an annual basis, on the use of such net operating losses to offset any future taxable income we may generate. Such limitations, in conjunction with the net operating loss expiration provisions, could effectively eliminate our ability to use a substantial portion of our net operating losses to offset any future taxable income. The issuance of shares of our common stock could cause an “ownership change.” Such transactions include the issuance of shares of common stock upon future conversion or exercise of outstanding options, warrants and convertible preferred stock. In addition, we contemplate that we would need to issue a substantial amount of additional shares of our common stock (or securities convertible into or exercisable or exchangeable for common stock) in connection with our proposed plans to finance the commercialization of the Rentech Process and the implementation of our business plan.

RENTECH, INC.

d.	Risks Related to Our Operations after Acquisitions

Miscalculations in our assessment of operating RCN’s nitrogen fertilizer plant may lead to us not having adequately evaluated the operating results and risks associated with the plant and could have a material adverse effect on our business, results of operations and financial condition.

We have never owned, converted, or operated a fertilizer plant. The success of our acquisition of the plant requires an assessment of:

•	available supplies of low-cost coal and other feedstock;

•	operating costs;

•	potential environmental liabilities, including hazardous waste contamination;

•	permits and other governmental authorizations required for our operations;

•	potential labor disputes resulting from RCN’s labor contracts which are due for renewal in August 2006; and

•	potential work stoppages and other labor relations matters.

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

RENTECH, INC.

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

RENTECH, INC.

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

Weather conditions may materially impact the demand for RCN products.

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

RENTECH, INC.

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

RENTECH, INC.

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

RENTECH, INC.

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

Revenues provided by our mud logging business segment represented approximately 98% and 82% of our total revenues from continuing operations during the three months ended December, 2005 and 2004, respectively. PML’s revenues from some customers may constitute a significant portion of its revenues. For the three months ended December 31, 2005 and 2004, one customer of PML, Anadarko Petroleum, accounted for 10% and 14% of our total revenues from continuing operations, respectively, while another customer, Chesapeake Energy Corporation, accounted for 10% and 12% of our total revenues from continuing operations, respectively, and another customer, XTO Energy, Inc., accounted for 18% and 8% of our total revenues from continuing operations, respectively.

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

As of December 31, 2005, there were 117,360,985 shares of our common stock outstanding. As of that date, we also had an aggregate of 18,511,607 shares of common stock that may be issued upon exercise or conversion of outstanding convertible notes, options and warrants. We also have a commitment from investors to purchase $35,000,000 of debentures initially convertible into 10,000,000 shares of common stock and warrants to purchase 3,500,000 shares of common stock. We also intend to raise the purchase price and net working capital for RCN through a combination of debentures, cash on hand, additional equity issuance(s), and a working capital facility that has not yet been obtained. In addition, we have a shelf registration statement covering approximately $44,000,000 in shares of our common stock for issuance in future financing transactions. We have filed a preliminary proxy statement with the SEC requesting shareholder approval for a potential issuance of common stock of up to 40,000,000 shares of our common stock (or securities convertible into or exerciseable for common stock) for up to an aggregate of $200,000,000 in gross proceeds, at a discount of up to 30% from the market price at the time of issuance and sale. We expect the sale of common stock and common stock equivalents in material amounts will be necessary to finance our acquisition of RCN, progress our business plan and facilitate our licensing business. Certain holders of our securities have, and certain future holders are expected to be granted, rights to participate in or to require us to file registration statements with the SEC for resale of common stock.

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

RENTECH, INC.

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

The market price of Rentech common stock may decline as a result of the transactions.

The market price of Rentech stock may decline for a number of reasons, including if:

•	the conversion of the RCN or other process plants is not completed in a timely and efficient manner;

•	the acquisition of the RCN or other process plants does not yield the expected benefits to our revenues as rapidly or to the extent that may be anticipated by financial or industry analysts, stockholders or other investors;

•	the effect of the acquisition of the RCN or other process plants on Rentech’s financial statements is not consistent with the expectations of the financial or industry analysts, stockholders or other investors;

•	significant shareholders of Rentech decide to dispose of their shares of common stock because of any such transactions; or

•	any of the other risks referred to in this section materialize.

ITEM 5.	OTHER INFORMATION

AMENDMENT

This amendment (this “Amendment”) to the Stock Purchase Agreement, dated as of November 5, 2005, by and between Rentech Development Corporation and Royster-Clark, Inc. (the “SPA”) is made on February 8, 2006.

In accordance with Section 9.1(a) of the SPA, effective as of January 3, 2006, clause (b) of Section 5.16 of the SPA is hereby amended by replacing the phrase “within sixty (60) says after the date hereof” with the phrase “on or prior to March 15, 2006”.

*        *        *        *

IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed as of the date first above written.

ROYSTER-CLARK, INC.

By:	/s/ G. Kenneth Moshenek
Name: G. Kenneth Moshenek
Title: President

RENTECH DEVELOPMENT CORPORATION

By:	/s/ Richard O. Sheppard
Name: Richard O. Sheppard
Title: President

RENTECH, INC.

ITEM 6.	EXHIBITS.

Exhibit Index

3(i)	Amended and Restated Articles of Incorporation dated April 29, 2005 (incorporated by reference to Exhibit 3(i) to Quarterly Report on Form 10-Q filed May 9, 2005).

3(ii)	Bylaws dated November 30, 2004 (incorporated by reference to Exhibit 3(ii) to Annual Report on Form 10-K filed December 9, 2004).

10.1	Term sheet for Dennis L. Yakobson retirement benefits (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed October 6, 2005).

10.2	Term sheet for Ronald C. Butz retirement benefits (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed October 6, 2005).

10.3	Stock Purchase Agreement dated November 5, 2005, by and between Rentech Development Corporation and Royster-Clark Nitrogen, Inc. (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed November 9, 2005).

10.4	Commitment Letter by and among Rentech, Inc., Rentech Development Corporation, M.A.G. Capital, LLC and Pentagon Bernini Fund, Ltd., dated November 15, 2005 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed November 16, 2005).

31.1	Certification of President and Chief Executive Officer Pursuant to Rule 13a-14 or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 or Rule 15d-14(a).

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

RENTECH, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RENTECH, INC.

Dated: February 9, 2006	/s/ D. Hunt Ramsbottom
D. Hunt Ramsbottom, President and Chief Executive Officer

Dated: February 9, 2006	/s/ Kevin M. Smith
Kevin M. Smith Chief Financial Officer