Form 10-Q
period 2006-03-31
RENTECH INC /CO/
filed 2006-05-10
CIK 868725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-Q

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

The number of shares of the Registrant’s common stock outstanding as of May 1, 2006 was 138,186,084.

RENTECH, INC.

Form 10-Q

Second Quarter ended March 31, 2006

RENTECH, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Consolidated Balance Sheets

	March 31, 2006	September 30, 2005
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$28,523,493	$24,720,713
Accounts receivable, net of $136,255 allowance for doubtful accounts	1,120,542	988,853
Subscription receivable	—	12,255,550
Other receivables, net	210,260	391,430
Receivable from related party	—	22,154
Prepaid expenses and other current assets	554,473	23,521
Total current assets	30,408,768	38,402,221

Property and equipment, net of accumulated depreciation of $2,443,244 and $2,204,304	4,773,494	3,394,488

Other assets
Licensed technology, net of accumulated amortization of $2,878,261 and $2,763,870	552,887	667,278
Goodwill, net of accumulated amortization of $30,725	166,713	166,713
Investment in advanced technology companies (Note 4)	—	405,000
Technology rights, net of accumulated amortization of $244,584 and $230,197	43,162	57,549
Deferred acquisition costs	3,011,525	65,678
Deposits and other assets	1,220,324	333,022
Total other assets	4,994,611	1,695,240

Total assets	$40,176,873	$43,491,949

(Continued on following page)

See Notes to Consolidated Financial Statements

RENTECH, INC.

Consolidated Balance Sheets

(Continued from previous page)

	March 31, 2006	September 30, 2005
	(Unaudited)

Liabilities And Stockholders’ Equity
Current liabilities
Accounts payable	$2,629,457	$567,927
Accrued payroll and benefits	808,426	362,772
Deferred compensation	—	326,508
Accrued liabilities	1,222,146	826,503
Accrued retirement payable	465,719	905,683
Lines of credit payable (Note 7)	499,218	499,218
Short-term debt (Note 5)	—	876,972
Current portion of long-term debt (Note 5)	425,446	254,973
Short-term convertible debt (Note 6)	—	1,020,862
Current portion of long-term convertible debt to related parties (Note 6)	553,366	729,406
Total current liabilities	6,603,778	6,370,824

Long-term liabilities
Long-term debt, net of current portion (Note 5)	1,135,421	1,323,974
Long-term convertible debt to related parties, net of current portion (Note 6)	596,842	643,958
Convertible notes payable to related parties (Note 8)	165,237	199,109
Lessee deposits	7,485	7,485
Accrued retirement payable	375,684	656,139
Investment in Sand Creek Energy, LLC	—	19,278
Total long-term liabilities	2,280,669	2,849,943
Total liabilities	8,884,447	9,220,767

Commitments and contingencies

Stockholders’ equity (Note 9)
Preferred stock - $10 par value; 1,000,000 shares authorized; 90,000 Series A convertible preferred shares authorized and 0 and 59,000 series A convertible preferred shares outstanding	—	590,000
Series C participating cumulative preferred stock - $10 par value; 500,000 shares authorized; no shares issued and outstanding	—	—
Common stock - $.01 par value; 250,000,000 shares authorized; 119,595,584 and 110,120,500 shares issued and outstanding	1,195,956	1,101,205
Additional paid-in capital	110,269,923	94,588,613
Accumulated deficit	(80,173,453)	(62,008,636)
Total stockholders’ equity	31,292,426	34,271,182

Total liabilities and stockholders’ equity	$40,176,873	$43,491,949

See Notes to Consolidated Financial Statements

RENTECH, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Revenues
Service revenues	$2,047,483	$1,842,110	$3,969,561	$3,611,835

Cost of sales
Service costs	1,505,781	1,298,106	2,818,716	2,713,262

Gross profit	541,702	544,004	1,150,845	898,573

Operating expenses
General and administrative expense	9,724,040	4,096,241	14,501,700	5,389,616
Depreciation and amortization	132,071	103,339	266,442	208,732
Research and development	3,158,806	199,659	4,439,080	368,084
Total operating expenses	13,014,917	4,399,239	19,207,222	5,966,432

Operating loss	(12,473,215)	(3,855,235)	(18,056,377)	(5,067,859)

Other income (expenses)
Loss on investments	(305,000)	—	(305,000)	—
Equity in loss of investee	—	(212,949)	—	(384,102)
Interest income	301,184	844	579,699	1,741
Interest expense	(134,826)	(1,195,061)	(434,139)	(1,875,867)
Gain (loss) on disposal of fixed assets	100,000	(530)	100,000	723
Total other income (expense)	(38,642)	(1,407,696)	(59,440)	(2,257,505)

Net loss from continuing operations before income taxes	(12,511,857)	(5,262,931)	(18,115,817)	(7,325,364)

Income tax benefit (expense)	(24,500)	226,110	(49,000)	155,564

Net loss from continuing operations	(12,536,357)	(5,036,821)	(18,164,817)	(7,169,800)

Discontinued operations
Net loss from discontinued operations	—	(93,050)	—	(282,182)
Gain on sale of discontinued operations, net of tax of $226,110 and $155,564	—	473,134	—	543,680
	—	380,084	—	261,498

Net loss	$(12,536,357)	$(4,656,737)	$(18,164,817)	$(6,908,302)

Dividends on preferred stock (Note 9)	—	—	(74,437)	—

Net loss applicable to common stockholders	$(12,536,357)	$(4,656,737)	$(18,239,254)	$(6,908,302)

Basic and diluted loss per common share
Continuing operations	$(0.106)	$(0.054)	$(0.157)	$(0.078)
Discontinued operations	$—	$0.004	$—	$0.003
Basic and diluted loss per common share	$(0.106)	$(0.050)	$(0.157)	$(0.075)

Basic and diluted weighted-average number of common shares outstanding	118,735,828	92,801,018	116,075,819	91,398,772

See Notes to Consolidated Financial Statements

RENTECH, INC.

Consolidated Statement of Stockholders’ Equity

(Unaudited)

	Convertible Preferred Stock				Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Series A		Series C
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, September 30, 2005 (audited)	59,000	$590,000	—	$—	110,120,500	$1,101,205	$94,588,613	$(62,008,636)	$34,271,182
Common stock issued for cash on options and warrants exercised (Note 9)	—	—	—	—	3,575,251	35,753	4,538,483	—	4,574,236
Common stock issued for conversion of convertible notes	—	—	—	—	1,214,251	12,142	1,473,853	—	1,485,995
Common stock issued for options exercised using deferred compensation and retirement payable (Note 9)	—	—	—	—	426,269	4,263	388,736	—	392,999
Stock options and warrants granted for services	—	—	—	—	—	—	8,441,510	—	8,441,510
Preferred stock converted into common stock (Note 9)	(59,000)	(590,000)	—	—	4,259,313	42,593	547,407	—	—
Restricted stock units issued for services (Note 9)	—	—	—	—	—	—	365,758	—	365,758
Cash dividends paid on preferred stock (Note 9)	—	—	—	—	—	—	(74,437)	—	(74,437)
Net loss for the six months ended March 31, 2006	—	—	—	—	—	—	—	(18,164,817)	(18,164,817)

Balance, March 31, 2006	—	$—	—	$—	119,595,584	$1,195,956	$110,269,923	$(80,173,453)	$31,292,426

See Notes to Consolidated Financial Statements

RENTECH, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended March 31,
	2006	2005
Cash flows from operating activities
Net loss	$(18,164,817)	$(6,908,302)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	233,629	213,088
Amortization	128,778	128,778
(Gain) loss on disposal of fixed assets	(100,000)	(723)
Non-cash interest expense	263,371	1,601,191
Non-cash lease commission expense	1,891	1,892
Equity in loss of investee	—	384,102
Write-off of acquisition costs	—	1,657,611
Write-off of debt issue costs	355,000	901,846
Write-off of offering costs	—	184,234
Accrued interest expense	4,296	58,098
Common stock issued for services	—	9,759
Gain on sale of subsidiary	—	(699,244)
Restricted stock units issued for services	365,758	—
Loss on investments	305,000	—
Stock options and warrants issued for services	8,441,510	30,396
Changes in operating assets and liabilities
Accounts receivable	(131,489)	(182,158)
Costs and estimated earnings in excess of billings	—	66,184
Other receivables and receivable from related party	197,364	43,144
Inventories	—	(65,147)
Prepaid expenses and other current assets	117,998	251,121
Accounts payable	1,732,030	544,614
Billings in excess of costs and estimated earnings	—	(115,080)
Accrued retirement payable	(720,420)	—
Accrued liabilities, accrued payroll and other	879,695	126,789
Net cash used in operating activities	(6,090,406)	(1,767,807)

Cash flows from investing activities
Purchase of property and equipment	(152,872)	(109,792)
Proceeds from disposal of fixed assets	100,000	3,719
Proceeds from sale of investment	100,000	—
Proceeds from sale of subsidiary	—	1,700,000
Acquisition, net of cash received	(1,345,378)	—
Payments of acquisition costs	(2,854,093)	(466,247)
Deposits and other assets	51,771	(45,333)
Cash used in purchase of investments	—	(454,179)
Net cash (used) provided by investing activities	(4,100,572)	628,168

Cash flows from financing activities
Proceeds from issuance of common stock	4,574,236	1,233,889
Payment of dividends on preferred stock	(74,437)	—
Payment of offering costs	(753,240)	(33,926)
Receipt of subscription receivable	12,255,550	—
Proceeds from long-term debt and notes payable	—	1,850,000
Payment of debt issuance costs	(383,553)	(664,331)
Proceeds on lines of credit, net	—	(643,387)
Payments on convertible debt and notes payable	(1,624,798)	(481,462)
Net cash provided by financing activities	13,993,758	1,260,783

Increase in cash and cash equivalents	3,802,780	121,144

Cash and cash equivalents, beginning of period	24,720,713	255,417

Cash and cash equivalents, end of period	28,523,493	376,561

Less cash included in discontinued operations, end of period	—	(12,669)

Cash and cash equivalents included in continuing operations, end of period	$28,523,493	$363,892

(Continued on following page)

See Notes to Consolidated Financial Statements

RENTECH, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(Continued from previous page)

For the six months ended March 31, 2006 and 2005, the Company made cash interest payments of $300,219 and $285,308. Excluded from the statements of cash flows for the six months ended March 31, 2006 and 2005 were the effects of certain non-cash investing and financing activities as follows:

	Six Months Ended March 31,
	2006	2005

Purchase of annual insurance financed with a note payable	$643,704	$587,919
Issuance of common stock for conversion of convertible notes payable	$1,485,995	$1,128,109
Warrants issued in conjunction with bridge loans	$—	$1,141,126
Issuance of common stock from conversion of preferred stock	$5,900,000	$—
Debt issue costs included in accounts payable	$—	$326,846
Deferred acquisition costs included in accounts payable	$91,754	$598,654
Deferred offering costs included in accounts payable	$234,708	$105,673
Purchase of property and equipment with note payable	$52,095	$105,757
Issuance of common stock for options exercised using deferred compensation and retirement payable	$392,999	$—
Stock options issued for stand-still agreement	$—	$178,766
Reclassification of line of credit to long-term debt	$—	$500,000

See Notes to Consolidated Financial Statements

RENTECH, INC.

Note 1 — Description of Business and Basis of Presentation

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

Recently, we determined to directly deploy our Rentech Process in selected domestic projects by acquiring equity interests in existing nitrogen fertilizer plants currently configured to use natural gas as feedstock.  We initially implemented this strategy by purchasing all of the issued and outstanding capital stock of Royster-Clark Nitrogen, Inc., a Delaware corporation (“RCN”), which owns a nitrogen fertilizer plant in East Dubuque, Illinois (the “East Dubuque Plant”).  On April 26, 2006, Rentech Development Corporation (“RDC”), a wholly-owned subsidiary of Rentech, Inc., completed its acquisition of RCN for the purchase price of $50 million, plus an amount equal to net working capital of RCN, which was approximately $20 million.  RCN has been renamed Rentech Energy Midwest Corporation (“REMC”). REMC owns an operating integrated plant rated at 830 tons of ammonia per day.  It produces ammonia, urea ammonium nitrate (“UAN”), nitric acid and urea, among other fertilizer products.  We intend to operate the plant for the production of nitrogen fertilizer products while we add a commercially available advanced clean coal gasification process that converts the plant to use synthesis gas derived from coal, instead of more expensive natural gas.  In addition, we plan to add our Rentech Process to produce liquid hydrocarbon products from the excess synthesis gas produced from the coal gasification process.  The converted facility will also produce enough electric power to meet all of its needs and, if market conditions are favorable, will provide excess electric power for sale to the local grid.  We estimate we would need $810 million  of additional debt and equity financing to finance the conversion of the REMC fertilizer facility.  Total deferred acquisition costs related to the purchase of RCN was $3,011,525 as of March 31, 2006. See Note 11—Subsequent Events.

We are also pursuing complementary or synergistic opportunities to develop alternative fuels as an adjunct to nitrogen fertilizer plant acquisitions and conversions, including one in Natchez, Mississippi, where we and a partner(s) would construct a nitrogen fertilizer facility that integrates the Rentech Process and provides for the production of electric power on currently undeveloped land situated along the Mississippi River at the Port of Natchez (the “Natchez Project”).  On December 5, 2005, RDC entered into a six-month Exclusivity Agreement with Adams County, Mississippi, providing for Adams County to negotiate exclusively with us for the sale or lease of the Belwood site where we may develop the Natchez Project.  We are presently negotiating site agreements and formalizing development plans. There is no assurance the Natchez Project will proceed as presently contemplated.

We are also exploring opportunities to participate with partners in the development of additional alternative fuels projects, including biodiesel facilities, where such projects could be located near our proposed FT or polygeneration plants.

RENTECH, INC.

Note 1 — Description of Business and Basis of Presentation (continued)

Description of Business (continued)

On November 11, 2005, Rentech engaged Credit Suisse LLC (“CS”) as its exclusive financial advisor with respect to the financing and planning for the commercial development of two domestic coal-to-liquids facilities.  The engagement includes potential funding efforts for Rentech’s conversion of the East Dubuque Plant.  Additionally, Rentech will work with CS on the funding for the Natchez Project.  The Company paid CS an advisory fee which the Company has accounted for as a deferred offering cost which is included in deposits and other assets on our consolidated balance sheet as of March 31, 2006.  The Company’s agreement with CS also provides for other advisory fees (including a monthly retainer fee and success fees) based on the completion of financings for the East Dubuque and Natchez projects and financing fees based on the gross proceeds raised by CS in connection with debt or equity financings for the projects.

The Company and RDC entered into a Commitment Letter with M.A.G. Capital, LLC and Pentagon Bernini Fund, Ltd. (the “Investors”), dated November 15, 2005, for the purchase by the Investors of $35 million of 14% secured convertible debentures, plus a quarterly commitment fee of 0.75% of the aggregate principal amount of debentures.   On April 1, 2006, the Commitment Letter and its commitments therein terminated. The Company paid M.A.G. Capital, LLC $355,000 as a due diligence fee, which was written off to abandoned debt issuance cost in the six months ended March 31, 2006.  Also on April 21, 2006, the Company paid the Investors $1,000,000 as a break up fee, which was recorded to abandoned debt issue costs in the third quarter of fiscal 2006.

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

RENTECH, INC.

Note 2 — Summary of Certain Significant Accounting Policies

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

For the six months ended March 31, 2006 and 2005, stock options for a total of 3,471,500 and 3,083,000 shares, stock warrants for a total of 12,393,082 and 4,931,211 shares, restricted stock units for a total of 1,060,000 and 0, and total convertible debt which is convertible into shares of common stock of 2,287,666 and 2,868,461 shares were not included in the computation of diluted loss per share because their effect was anti-dilutive.

Stock Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision to Statement of Financial Accounting Standards 123, “Share-Based Payment” (“SFAS 123(R)”). The revision requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. SFAS 123(R) eliminates the alternative method of accounting for employee share-based payments previously available under Accounting Principles Board Opinion No. 25 (“APB 25”).  In April 2005, the FASB delayed the effective date of SFAS 123(R) to fiscal years beginning after June 15, 2005. Effective October 1, 2005, the Company adopted the provisions of SFAS 123(R) using the modified-prospective transition method. As a result of applying SFAS 123(R), the Company recognized $3,573,638 and $6,123,216 of compensation expense for the three and six months ended March 31, 2006.

Results for prior periods have not been restated. Refer to footnote 3 in the Notes to Consolidated Financial Statements.

Note 3 — Accounting for Stock Based Compensation

Stock Options

The Company has six stock option plans under which options have been granted to employees, including officers and directors of the Company, at a price not less than the fair market value of the Company’s common stock at the date the options were granted. Options under four of the plans are no longer granted because the maximum number of shares available for option grants under such plans has been reached. Under one of the

RENTECH, INC.

Note 3 — Accounting for Stock Based Compensation (continued)

Stock Options (continued)

plans, there are 30,000 options available that may be granted to employees at a price not less than the fair market value of the Company’s common stock at the date the options are granted. In addition, the Company has issued options under the 2006 Incentive Award Plan, which was approved on April 13, 2006 at our 2006 annual meeting of shareholders.  Options generally expire five years from the date of grant or at an alternative date as determined by the committee of the Board of Directors of the Company that administers the plans. Options granted under the plans are generally exercisable on the grant date.

Effective October 1, 2005, the Company adopted SFAS 123(R) which requires all share-based payments, including grants of stock options, to be recognized in the statement of operations as an operating expense, based on their fair values.  Pro forma disclosure is no longer an alternative.  We previously accounted for our stock-based compensation using the intrinsic method as defined in APB Opinion No. 25 and accordingly, we have not previously recognized any expense for our stock option plans in our consolidated financial statements.  The Company elected to utilize the modified-prospective transition method as permitted by SFAS 123(R). Under this transition method, stock-based compensation expense for the three and six months ended March 31, 2006 includes compensation expense for all stock-based compensation awards granted subsequent to September 30, 2005 based on grant-date fair value estimated in accordance with the provisions of SFAS 123(R).  In addition to stock options issued, we also included the warrant issued to East Cliff Advisors, LLC, an entity controlled by D. Hunt Ramsbottom, the Company’s President and Chief Executive Officer, that was previously accounted for under APB 25, in implementing SFAS 123(R).  Please refer to section entitled “Warrants” in this footnote for further information regarding the warrant issued to East Cliff Advisors, LLC.  The Company recorded $3,573,638 and $6,123,216 of related stock-based compensation expense, included in general and administrative expense, for the three and six months ended March 31, 2006. In accordance with SFAS 123(R), there was no tax benefit from recording this non-cash expense as such benefits will be recorded upon utilization of the Company’s net operating losses. The compensation expense reduced both basic and diluted earnings per share by $0.031 and $0.053 for the three and six months ended March 31, 2006.  In accordance with the modified-prospective transition method of SFAS 123(R), results for prior periods have not been restated.

All previously granted stock options vested prior to October 1, 2005.  Had compensation expense for our stock option plans been determined in accordance with the fair value method prescribed by SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation: An Amendment of FASB Statement No. 123, our net loss attributable to common shareholders and corresponding basic and diluted loss per share would have been the following for the first six months of fiscal 2005:

RENTECH, INC.

Note 3 — Accounting for Stock Based Compensation (continued)

Stock Options (continued)

Six Months Ended March 31, 2005
Net loss from continuing operations
As reported	$(7,169,800)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$(70,530)
Pro forma	$(7,240,330)

Net loss per common share from continuing operations
As reported	$(.078)
Pro forma	$(.079)

Net loss from discontinued operations
As reported	$261,498
Pro forma	$261,498

Net loss per common share from discontinued operations
As reported	$.003
Pro forma	$.003

Total net loss applicable to common stockholders
As reported	$(6,908,302)
Pro forma	$(6,978,832)

Total net loss per common share
As reported	$(.075)
Pro forma	$(.076)

The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options. The fair value of options at the date of grant and the assumptions utilized to determine such values are indicated in the following table:

	Six Months Ended March 31,
	2006	2005

Risk-free interest rate	4.35% - 4.40%	2.60% - 4.18%
Expected volatility	58.0% - 59.0%	48.0% - 71.0%
Expected life (in years)	2.31 - 2.50	0.12 - 5
Dividend yield	0.0%	0.0%

The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of our stock options. The Company used the average stock price over the last 40 months to project expected stock price volatility. The Company estimated the expected life of stock options to be the mid-point between the grant date and expiration date.  Historical experience shows that most employees exercise options close to the expiration date, however, due to our recent increase in stock price, the Company expects more employees to

RENTECH, INC.

Note 3 — Accounting for Stock Based Compensation (continued)

Stock Options (continued)

exercise stock options throughout the life of the option.  Therefore, for the first year of compliance with SFAS 123(R), the Company will use the short-cut method and select the mid-point as the expected life.  We will revise our estimate in fiscal year 2007 based on experience in fiscal 2006. The Company estimates stock option forfeitures to be zero based on historical experience.

During the six months ended March 31, 2006, the Company issued options to a director of the Company to purchase 20,000 shares of the Company’s common stock at the market price on the date of grant.  The options were valued at $29,553 using the Black-Scholes option-pricing model which resulted in a charge to board compensation expense.

All options issued by the Company as of March 31, 2006 are vested, except options for 795,000 shares that have been issued under the 2006 Incentive Award Plan, which was approved on April 13, 2006 at our 2006 annual meeting of shareholders.  On April 13, 2006, these options vested and became exercisable.  Also, on April 13, 2006, the Company granted options for a total of 211,000 shares to various directors and employees.  Options for a total of 90,000 shares were granted to six directors at an exercise price of $3.35.  The options vest on April 13, 2007, and have a 6 year term from the grant date.  These options were valued using the Black-Scholes option-pricing model which resulted in a charge to compensation expense of $134,073.  Options for 121,000 shares were issued to four employees at exercise prices ranging from $3.35 to $4.25.  The options vested immediately and have a 5 year term from the grant date.  These options were valued using the Black-Scholes option-pricing model which resulted in a charge to compensation expense of $142,672.  On April 24, 2006, the Company granted options for 30,000 shares to an employee at an exercise price of $4.48.  The options vested immediately and have a 5 year term from the date of grant.  These options were valued using the Black-Scholes option-pricing model which resulted in a charge to compensation expense of $53,113.  On April 26, 2006, the Company granted options for 130,000 shares to two employees at an exercise price of $4.07.  The options vested immediately and have a 5 year term from the date of grant.  These options were valued using the Black-Scholes option-pricing model which resulted in a charge to compensation expense of $209, 997.

Option transactions during the six months ended March 31, 2006 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding at September 30, 2005	4,661,000	$1.35
Granted	20,000	3.74
Exercised	1,129,500	0.97
Canceled/Expired	80,000	1.01

Outstanding at March 31, 2006	3,471,500	$1.50	$9,893,280

Options exercisable at March 31, 2006	2,676,500	$1.19	$8,470,580

The aggregate intrinsic value was calculated based on the difference between the Company’s stock price on March 31, 2006 and the exercise price of the outstanding shares, multiplied by the number of outstanding shares as of March 31, 2006.  The total intrinsic value of options exercised during the six months ended March 31, 2006 and 2005 were $2,451,065 and $610,075, respectively.

RENTECH, INC.

Note 3 — Accounting for Stock Based Compensation (continued)

Options (continued)

The following information summarizes stock options outstanding and exercisable at March 31, 2006:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.41-$0.47	664,500	1.23	$0.42	664,500	$0.42
$0.70-$0.94	580,000	2.80	0.89	580,000	0.89
$1.05-$1.14	380,000	1.74	1.09	380,000	1.09
$134-$1.50	300,000	3.76	1.48	300,000	1.48
$1.85-$1.88	562,000	4.31	1.85	562,000	1.85
$2.53	965,000	1.50	2.53	190,000	2.53
$3.70	20,000	4.71	3.74	—	—

$0.41-$3.70	3,471,500	2.36	$1.50	2,676,500	$1.19

Warrants

During fiscal 2005, the Company issued a warrant to Management Resource Center, Inc.  The warrant agreement contains a right of assignment whereby the warrant could be fully assigned at the sole discretion of D. Hunt Ramsbottom, the Company’s President and Chief Executive Officer.  During the last quarter of fiscal 2005, Mr. Ramsbottom assigned the warrant to East Cliff Advisors, LLC, an entity controlled by Mr. Ramsbottom. The warrant is for the purchase of 3.5 million shares of the Company’s common stock at an exercise price of $1.82. The warrant has vested or will vest in the following incremental amounts upon such time as the Company’s stock reaches the stated closing prices for 12 consecutive trading days: 10% at $2.10 (vested); 15% at $2.75 (vested); 20% at $3.50 (vested); 25% at $4.25 (vested); and 30% at $5.25 (not vested).  The Company will recognize compensation expense as the warrants vest, as the total number of shares to be granted under the warrant is not known on the grant date.  In fiscal 2005, the Company accounted for the warrants under APB Opinion 25, “Accounting for Stock Issued to Employees” due to the employer-employee relationship between the Company and Mr. Ramsbottom.  Under APB Opinion 25, compensation cost was recognized for stock options issued to employees when the exercise price of the Company’s stock options granted is less than the market price of the underlying common stock on the date of grant. On September 2, 2005, 10%, or 350,000 shares underlying the warrant vested.  The Company recognized $332,500 of compensation expense under APB Opinion 25.  The Company also valued the vested shares at $656,394 using the Black-Scholes option-pricing model, which did not result in a charge to compensation expense under SFAS No. 123, and was shown as a pro-forma disclosure in Note 1 to our consolidated financials statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005.  On November 29, 2005, 15% or 525,000 shares underlying the warrant vested when the Company’s stock price traded at or above $2.75 for twelve consecutive days.  The Company accounted for these shares under SFAS No. 123(R), which was adopted October 1, 2005.  The Company valued the shares underlying the warrant under the Black-Scholes option-pricing model which resulted in compensation expense of $844,531.  On December 23, 2005, another 20% or 700,000 shares underlying the warrant vested when the Company’s stock price traded at or above $3.50 for twelve consecutive days.  The Company accounted for

RENTECH, INC.

Note 3 — Accounting for Stock Based Compensation (continued)

Warrants (continued)

the shares underlying the warrant under SFAS No. 123(R).  The Company valued these warrants under the Black-Scholes option-pricing model which resulted in compensation expense of $1,675,494.  On February 1, 2006, another 25% or 875,000 shares vested when the Company’s stock price traded at or above $4.25 for twelve consecutive days.  The Company accounted for these shares under SFAS No.123(R).  The Company valued these warrants under the Black-Scholes option-pricing model which resulted in compensation expense of $3,207,879.

In the fourth quarter of fiscal 2005 as a result of a contract dated April 1, 2004, a consultant earned an option to purchase 50,000 shares at an exercise price of $0.98 per share as a success reward for work completed to ensure inclusions in the Energy Bill of provisions that would provide significant benefit for FT projects.  The option was valued using the Black-Scholes option-pricing model, which resulted in consulting expenses of $67,946 in fiscal 2005.  During the six months ended March 31, 2006, the Company issued the consultant a warrant to purchase 53,150 shares of the Company’s common stock at $1.14 per share in satisfaction of the contractual obligation. The warrants were valued at $75,397 using the Black-Scholes option-pricing model and the Company, therefore, recorded additional consulting expense of $7,451 in the six months ended March 31, 2006.

On January 12, 2006, the Company issued a warrant to purchase 1,000,000 shares of the Company’s common stock at $2.4138 per share to DKRW Advanced Fuels LLC.  The warrant is fully vested and exercisable at any time until January 11, 2014.  The warrant was valued using the Black-Scholes option-pricing model and resulted in a charge to marketing expense of $2,676,602.

Warrant transactions during the six months ended March 31, 2006 are summarized as follows:

	Number of Shares		Weighted Average Exercise Price

Outstanding at September 30, 2005	12,111,952		$1.44
Granted	3,153,150	(a)	2.00
Exercised	2,872,020		1.35
Canceled/Expired	—		—

Outstanding at March 31, 2006	12,393,082		$1.60

Warrants exercisable at March 31, 2006	12,393,082		$1.60

RENTECH, INC.

Note 3 — Accounting for Stock Based Compensation (continued)

Warrants (continued)

The following information summarizes warrants outstanding and exercisable at March 31, 2006:

	Outstanding				Exercisable
Range of Exercise Prices	Number Outstanding		Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.75	36,000		9.21	$0.75	36,000	$0.75
$1.00-$1.14	2,773,048		2.44	1.13	2,773,048	1.13
$1.30	60,000		2.25	1.30	60,000	1.30
$1.46-$1.61	6,074,034		2.02	1.61	6,074,034	1.61
$1.82	2,450,000	(a)	4.35	1.82	2,450,000	1.82
$2.41	1,000,000		7.79	2.41	1,000,000	2.41

$0.75-$2.41	12,393,082		3.06	$1.60	12,393,082	$1.60

(a) – includes 2,100,000 shares underlying the warrant issued to East Cliff Advisors, LLC that were accounted for under SFAS 123(R).  The aggregate intrinsic value of these shares was $5,313,000 as of March 31, 2006.

Restricted Stock Units

On January 20, 2006, Rentech entered into an employment agreement with D. Hunt Ramsbottom to serve as the Chief Executive Officer and President of our Company.  The term of the employment agreement is for three years from December 15, 2005, subject to automatic renewal unless we or Mr. Ramsbottom give prior notice.  In connection with the agreement, we agreed to grant Mr. Ramsbottom 450,000 restricted stock units (“RSU’s) that are to be settled in shares of common stock of the Company.  These RSU’s will vest over a three-year period such that one-third will vest on each of Mr. Ramsbottom’s one year, two year and three year anniversary dates of his vesting commencement date of December 15, 2005, subject to partial or complete acceleration under certain circumstances, including termination without cause, termination for good reason or upon a change in control (in each case as defined in the agreement).  If Mr. Ramsbottom is terminated without cause, terminated for good reason or we fail to offer to renew this agreement on competitive terms, we will be obligated to accelerate the vesting of a portion of the restricted stock unit grant.  If a termination entitling Mr. Ramsbottom to severance occurs during the period of three months prior and two years after a change in control, the full restricted stock unit grant will vest.  The Company determined the grant date fair value of the RSU’s to be $2,227,500.  This amount will be recorded as compensation expense on a straight line basis over the term of the employment agreement.  We recorded $216,563 of compensation expense related to these RSU’s through March 31, 2006.

On January 20, 2006, we entered into an employment agreement with Douglas M. Miller to serve as the Chief Operating Officer and an Executive Vice President of our Company.  The term of the employment agreement is for three years from January 20, 2006, subject to automatic renewal unless we or Mr. Miller give prior notice.  In connection with the agreement, we agreed to grant Mr. Miller 375,000 RSU’s that are to be settled in shares

RENTECH, INC.

Note 3 — Accounting for Stock Based Compensation (continued)

Restricted Stock Units (continued)

of common stock of the Company.  These RSU’s will vest over a three-year period such that one-third will vest on each of Mr. Miller’s one year, two year and three year anniversary dates of his vesting commencement date of January 20, 2006, subject to partial or complete acceleration under certain circumstances, including termination without cause, termination for good reason or upon a change in control (in each case as defined in the agreement).  If Mr. Miller is terminated without cause, terminated for good reason or we fail to offer to renew this agreement on competitive terms, we will be obligated to accelerate the vesting of a portion of the restricted stock unit grant.  If a termination entitling Mr. Miller to severance occurs during the period of three months prior and two years after a change in control, the full restricted stock unit grant will vest.  The Company determined the grant date fair value of the RSU’s to be $1,856,250.  This amount will be recorded as compensation expense on a straight line basis over the term of the employment agreement.  We recorded $123,085 of compensation expense related to these RSU’s through March 31, 2006.

On January 20, 2006, we entered into an employment agreement with Kevin M. Smith to serve as the Chief Financial Officer and an Executive Vice President of our Company.  The term of the employment agreement was January 20, 2006 to January 20, 2009.  In connection with the agreement, we agreed to grant Mr. Smith 325,000 RSU’s that were to have been settled in shares of common stock of the Company.  Effective February 10, 2006, Mr. Smith resigned from his position at Rentech, thus terminating the employment agreement and voiding the RSU’s.  No compensation expense was recognized related to the RSU’s.

On March 1, 2006, in connection with an employment agreement, we granted Richard Sheppard 235,000 RSU’s that are to be settled in shares of common stock of the Company.  These RSU’s will vest over a three-year period such that one-third will vest on each of Mr. Sheppard’s one year, two year and three year anniversary dates of his vesting commencement date of January 20, 2006, subject to partial or complete acceleration under certain circumstances, including termination without cause, termination for good reason or upon a change in control (in each case as defined in the agreement).  If Mr. Sheppard is terminated without cause, terminated for good reason or we fail to offer to renew this agreement on competitive terms, we will be obligated to accelerate the vesting of a portion of the restricted stock unit grant.  If a termination entitling Mr. Sheppard to severance occurs during the period of three months prior and two years after a change in control, the full restricted stock unit grant will vest.  The Company determined the grant date fair value of the RSU’s to be $940,000.  This amount will be recorded as compensation expense on a straight line basis over the term of the employment agreement.  We recorded $26,111 of compensation expense related to these RSU’s through March 31, 2006.

On April 13, 2006, the Company’s Board of Directors granted a total of 72,000 RSU’s to six directors.  The RSU’s will vest in four equal increments on the last day of each quarter for the next four quarters.  The Company will recognize total expense of $241,200, which will be recorded to compensation expense over the vesting period.

RENTECH, INC.

Note 3 — Accounting for Stock Based Compensation (continued)

Restricted Stock Units (continued)

RSU transactions during the six months ended March 31, 2006 are summarized as follows:

Number of Shares

Outstanding at September 30, 2005	—
Granted	1,385,000
Canceled/Expired	325,000

Outstanding at March 31, 2006	1,060,000

RSU’s vested at March 31, 2006	—

Note 4 — Investment in Advanced Technology Companies

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

RENTECH, INC.

Note 4 — Investment in Advanced Technology Companies (continued)

Therefore, we reduced our valuation of our GSE shares to a value determined by the anticipated sales price of GSE, or $405,000.  On March 31, 2006, the Company reached an agreement with Unisource and exchanged all of its 410,400 shares of GSE for $100,000.  As a result of that transaction, the Company recognized an impairment of its investment in GSE of $305,000 and the value of the Company’s investment in GSE is $0 as of March 31, 2006.

Note 5 —Debt

On September 27, 2002, the Company entered into a $500,000 line of credit agreement with the Bank of Denver.  The line of credit was due on demand.  On March 4, 2004, the Company and the Bank of Denver signed a change in terms agreement converting the line of credit to an installment loan under which the maturity date of the line was extended from March 1, 2004 to September 1, 2007, at which time all unpaid principal and interest is due.  The line of credit accrued interest at the Bank of Denver Base Rate plus 0.5%, and was payable monthly through October 1, 2004, at which time the line of credit converted to an installment loan which bears interest at the same rate.  The remaining balance was amortized over 36 months beginning October 1, 2004.  The installment loan was collateralized by all inventory, accounts receivable and equipment of Rentech.  In addition, the installment loan was secured by a second mortgage against the building in which our research and development laboratory is housed, and 1,308,500 shares of the Company’s common stock consisting of shares owned by four officers of the Company.  As of September 30, 2005, the installment loan was accruing interest at 8.5% and the balance was $349,430.  On October 6, 2005, the Company paid $352,187 to pay off the remaining principal and accrued interest due on this note and the balance of the note is $0 as of March 31, 2006.

Under date of November 19, 2004, the Company issued three unsecured promissory notes for loans totaling $850,000.  The Company paid $61,528 in debt issuance costs related to the promissory notes. The promissory notes mature November 18, 2005, and bear annual interest between 8.5% and 10.0% with principal and interest payable on November 18, 2005.  In connection with the promissory notes, the Company issued stock purchase warrants for the purchase of 745,613 shares of common stock and entered into Registration Rights Agreements providing for the registration of the shares of common stock underlying the warrants.  The warrants have an exercise price of $1.14 per share of common stock, and may be exercised for three years ending on November 18, 2007.  The warrants were valued using the Black-Scholes option-pricing model, which resulted in debt issuance charges of $288,154.  On February 17, 2005, Rentech was in default of these promissory notes because we did not complete the acquisition of RCN.  As a result of the default on the loan, the Company issued additional warrants to the investors on the same terms as the original warrants for the purchase of 186,404 additional shares of its common stock at $1.14 per share.  The warrants were valued using the Black-Scholes option-pricing model, which resulted in a charge to interest expense of $229,528.  The Company paid a placement agent $42,500 for its services related to these promissory notes, which was recorded as debt issuance costs.  In addition, the Company issued the placement agent 37,280 warrants to purchase the common stock of the Company. The warrants are exercisable at $1.14 per share, and were valued using the Black-Scholes option-pricing model, which resulted in debt issuance costs of $14,407.  In November 2005, the Company paid a total of $923,679, including principal and accrued interest, to pay off all of these promissory notes and the balance of the notes are $0 as of March 31, 2006.

Note 6 — Convertible Debt

On February 25, 2002, the Company issued four long-term convertible notes totaling $2,250,000 to existing stockholders of the Company, which accrued interest at 8.5% and were due in full on February 25, 2006.  The Company recorded $132,461 in debt issuance costs related to these notes.  Monthly payments on the notes of $19,526 commenced on April 1, 2002.  The notes were convertible into no more than 4,500,000 registered shares of the Company’s common stock, less two shares for every one dollar of principal reduction of the notes paid in the form of cash.  The notes allowed the lenders to convert part or all of the principal balance into common stock at a conversion price of $0.50 per share if the market price of the common stock on the

RENTECH, INC.

Note 6 — Convertible Debt (continued)

conversion date was $0.50 per share or higher.  Starting on the first day of the thirteenth calendar month following the date of the notes, and continuing on the first day of each succeeding month until the notes were paid in full, principal in the amount of one-thirty-sixth of the declining principal balance of the notes automatically converted into the Company’s common stock at a conversion price of $0.50 per share. The notes began to automatically convert into the Company’s common stock on March 1, 2003.  On December 29, 2004, three of the convertible notes were converted by the note holders into 1,629,929 shares of the Company’s common stock.  On January 19, 2005, the balance of the remaining convertible note was converted by the holder into 424,332 shares of the Company’s common stock.  As of March 31, 2006, the balance of these notes was $0.

On August 28, 2003, the Company entered into two convertible notes totaling $865,000 with existing stockholders of the Company.  Funds of $550,000 were received in fiscal 2003, and $315,000 was received during the three months ended December 31, 2003.  The notes bear interest at 10% and mature on August 28, 2006, with all unpaid principal and interest due at that time.  Interest-only payments are due on the first day of each month.  The market price of the Company’s common stock was greater than the conversion rate included in the notes.  As a result, the Company recorded $187,000 in deferred financing charges related to these notes during the six months ended March 31, 2004.  The notes are convertible at any time in whole or in part into registered common stock of the Company at a conversion rate of $0.45 per share.  On January 3, 2006, one of these notes totaling $250,000 was converted into 555,556 shares of the Company’s common stock at a conversion price of $0.45.  The balance of the remaining convertible note at March 31, 2006 was $615,000, which is shown net of unamortized deferred financing charges of $61,634 on the balance sheet for a total of $553,366.

Under date of November 19, 2004, the Company issued two unsecured promissory notes to an existing stockholder totaling $1,000,000.  In connection with the promissory notes, the Company issued stock purchase warrants for the purchase of 877,192 shares of common stock and entered into Registration Rights Agreements providing for the registration of the shares of common stock underlying the warrants. The promissory notes mature November 18, 2005, and bear annual interest of 8.5% with principal and interest payable on November 18, 2005.  The warrants have an exercise price of $1.14 per share of common stock, and may be exercised for three years ending on November 18, 2007.  The warrants were valued using the Black-Scholes option-pricing model, which resulted in debt issuance charges of $339,005.  On February 17, 2005, the Company was in default of these promissory notes as it failed to complete the acquisition of Royster-Clark Nitrogen, Inc.  As a result of the default on the loan, Rentech issued additional warrants to the investor on the same terms as the original warrants for the purchase of 219,298 additional shares of its common stock at $1.14 per share, and has allowed for the conversion of the unpaid balances of the notes into common stock.  The conversion rate is determined by dividing the balance of principal and interest due on the notes as of the date of a written conversion notice by 90% of the average closing price of the Company’s common stock over the ten trading days immediately prior to the date the written notice is received by Rentech, provided the conversion price will be no less than $1.14 per share. The warrants were valued using the Black-Scholes option-pricing model, which resulted in a charge to interest expense of $270,034.   On October 27, 2005, the two promissory notes were converted into 493,332 shares of Rentech common stock at a conversion price of $2.18 per share and the balance of these notes as of March 31, 2006 was $0.

On May 20, 2005, the Company issued two convertible promissory notes to then-current directors of the company totaling $1,000,000.  The promissory notes have no maturity date, and bear annual interest at the Wall Street Journal Prime Rate plus 2% (9.25% at December 31, 2005).  Commencing on the earlier of 90 days after the date of the notes or the date that an effective registration is on file with the Securities and Exchange Commission, any outstanding principal balance of these notes may, at the option of the holder, be converted at any time or from time to time into common stock of the Company at a conversion price of $1.52 per share.  Rentech may, at its option, require the holders to convert all their convertible debt into common shares if the

RENTECH, INC.

Note 6 — Convertible Debt (continued)

market price for the common stock for the preceding 20 trading days has been $2.70 or more per share. Interest is payable monthly in arrears on the last day of each month, in cash or at the option of the Company, payable in shares of the Company’s registered, free-trading common stock at a conversion price of $1.52 per share.  In connection with the notes, the Company issued stock purchase warrants for the purchase of 657,981 shares of common stock.  The warrants have an exercise price of $1.61 per share of common stock, and may be exercised for three years ending on April 7, 2008.  The warrants were valued using the Black-Scholes option-pricing model, which resulted in debt issuance charges of $381,474.  The issuance of the notes resulted in a beneficial conversion feature of $315,685.  The beneficial conversion feature was fully amortized to interest expense in fiscal 2005.  On December 14, 2005, one of these notes (belonging to Mr. Ray) totaling $125,000 was converted into 82,237 shares of the Company’s common stock at a conversion price of $1.52 per share.  As of March 31, 2006, the balance of the remaining promissory note to Mr. Zimel was $875,000, which is shown net of unamortized debt issuance costs of $278,158 on the balance sheet for a total of $596,842.

Note 7 — Lines of Credit

On September 17, 2004, the Company entered into a Senior Secured Note with Mitchell Technology Investments, a California general partnership (“Mitchell”) that provided Rentech with a credit facility of up to $2,000,000. In connection with the Senior Secured Note, Rentech issued Mitchell a stock purchase warrant for the purchase of 1,250,000 shares of common stock and entered into a Registration Rights Agreement with Mitchell providing for the registration of the shares of common stock underlying the warrant. The Senior Secured Note was scheduled to mature March 20, 2005, and bore annual interest at 9%, payable monthly, commencing November 1, 2004.  The Company recorded $216,376 in debt issuance costs related to the note.   On March 8, 2005, the Company paid off the loan in full, plus accrued interest, and the line of credit balance at March 31, 2006 was $0.

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

On February 25, 2002, the Company entered into a $1,000,000 business line of credit agreement with Premier Bank through our former 56% owned subsidiary, REN Corporation.  The line of credit bears interest at prime plus 1.5% (9.25% at March 31, 2006), and interest is accrued and payable monthly.  On February 27, 2002, the Company purchased a $500,000 certificate of deposit with Premier Bank, to be used as collateral on the line of credit.  On September 29, 2004, the Company entered into an amended agreement with Premier Bank whereby the Company redeemed the $500,000 certificate of deposit and applied it against the outstanding balance of the loan.  In addition, the available line of credit amount was reduced from $1,000,000 to $500,000.  On July 29,

RENTECH, INC.

Note 7 — Lines of Credit (continued)

2005, the line of credit was transferred from REN Corporation to Petroleum Mud Logging, Inc (“PML”).  The terms of the loan remain the same, however, the guarantee by the minority shareholder of REN Corporation and the collateral of the first deed of trust on the real property of REN Corporation were eliminated from the loan collateral.  In addition, two debt covenants were added to the loan whereby PML must maintain a minimum tangible net worth of not less than $1,400,000 and the balance of the line of credit is not to exceed 70% of the accounts receivable balance less than 90 days.  The line of credit matures on May 1, 2006, at which time all unpaid principal and interest is due.  The line of credit is collateralized by the first deeds of trust on the real property of Petroleum Mud Logging, Inc. and is guaranteed by Rentech.  The balance of this line of credit at March 31, 2006 was $499,218.  On May 1, 2006, the Company paid this line of credit off in full.

Note 8 — Related Party Transactions

During January 2003, the Company began to defer monthly salary payments to certain officers. These officers and the Company entered into convertible notes in the amount of such deferred salary payments. The notes bear interest at 9% and mature in twelve months, with all unpaid principal and interest due at that time. Within the first 120 days, the notes may be converted in whole or in part into unregistered common stock of the Company at a conversion rate of $0.45 per share if the closing market price for the Company’s common stock for three consecutive days exceeds $1.00 per share. After the first 120 days, the notes may be converted in whole or in part into unregistered common stock of the Company without respect to the closing market price of the Company’s common stock at a conversion rate of $0.45 per share for the deferrals between January 1, 2003 and March 31, 2003 and at the closing market price for all subsequent deferrals. On September 30, 2005, these convertible promissory notes were amended to extend the term to September 30, 2008 and to reduce the interest rate to the prime rate published by the Wall Street Journal. On October 11, 2005, one of these notes valued at $37,407 was converted into 83,126 shares of the Company’s common stock at a conversion rate of $0.45 per share.  As of March 31, 2006 the balance of these convertible notes was $165,237.

Note 9 — Stockholders’ Equity

Preferred Stock

On April 8, 2005, Rentech, Inc. entered into a Securities Purchase Agreement that provided it with gross proceeds of $9 million through a private placement of preferred stock with M.A.G. Capital, LLC through its designated funds, Monarch Pointe Fund, Ltd, Mercator Momentum Fund, III, LP, and Mercator Momentum Fund, LP, and with Pentagon Special Purpose Fund, Ltd. (the “Investors”). The agreement provided for a private placement of 90,000 shares of Rentech’s Series A Convertible Preferred Stock at $100 per share. The preferred stock is non-voting and has a preference of priority in liquidation over common and prior or subsequent series of preferred stock, if any.  The preferred stock is convertible into shares of Rentech’s common stock, at the earlier of 90 days after closing or the effective date of the registration statement, at 80 percent of the volume weighted average price per share for the five trading days preceding any conversion, but not at more than $1.3852 or less than $0.80 per share. After registering the shares of common stock that could be acquired through conversion of the preferred shares, Rentech may, at its option, require the holders to convert all their preferred stock into common shares if the market price for the common stock for the preceding 20 trading days has been $2.70 or more per share. Such a conversion by Rentech may be limited if it would make the stock held by the Investors through this transaction and the conversion exceed 9.99% of the common stock outstanding. The difference between the conversion price and the fair market value of the convertible preferred stock on the

RENTECH, INC.

Note 9 — Stockholders’ Equity (continued)

Preferred Stock (continued)

commitment date (transaction date) resulted in a beneficial conversion feature of $5,674,749, which was treated as a discount on preferred stock.  The beneficial conversion feature was fully amortized to deemed dividends over 90 days.  During the fourth quarter of fiscal 2005, 31,000 shares of the convertible preferred stock were converted into 2,237,944 shares of Rentech common stock at a conversion price of $1.3852 per share.  During the first quarter of fiscal 2006, the remaining 59,000 shares of the convertible preferred stock were converted into 4,259,313 shares of the Company’s common stock at a conversion price of $1.3852 per share.

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

By the placement of the preferred stock described above, Rentech became obligated to pay a monthly dividend on the outstanding shares of preferred stock. The dividend rate is the prime rate as reported by the Wall Street Journal on the first day of the month, plus two percent, times $100 per share. The dividend is payable in cash, or at Rentech’s option, in registered shares of common stock at the market price at the time of payment as long as the stock price is greater than or equal to $2.00 per share.  For the six months ended March 31, 2006, the Company paid all such dividends in cash in the amount of $74,437.  Since the remaining convertible preferred stock was converted during the first quarter of fiscal 2006, the Company is no longer obligated to pay a dividend.

The Company engaged a financial consultant to assist with the structuring and issuance of the Preferred Stock.  The Company paid the financial consultant $410,000 for its services, which was charged to additional paid in capital.  In addition, the Company issued a warrant for 270,000 shares of common stock to the consultant, on the same terms as the warrants issued to M.A.G. Capital, LLC and the Investors, to purchase common stock of Rentech.  The warrants are exercisable at $1.61 per share.  The warrants were valued using the Black-Scholes option-pricing model, which resulted in offering cost charges of $187,758 recorded to additional paid in capital.

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

Note 10 — Segment Information

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

RENTECH, INC.

Note 10 — Segment Information (continued)

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

RENTECH, INC.

Note 10 — Segment Information (continued)

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Revenues:
Alternative fuels	$25,786	$118,647	$66,372	$438,339
Oil and gas field services	2,021,697	1,723,463	3,903,189	3,173,496

	$2,047,483	$1,842,110	$3,969,561	$3,611,835
Operating income (loss):
Alternative fuels	$(12,795,327)	$(4,239,758)	$(18,743,720)	$(5,706,295)
Oil and gas field services	322,112	384,523	687,343	638,436

	$(12,473,215)	$(3,855,235)	$(18,056,377)	$(5,067,859)

Depreciation and amortization:
Alternative fuels	$121,825	$111,303	$242,529	$221,089
Oil and gas field services	61,369	46,584	119,879	90,981

	$183,194	$157,887	$362,408	$312,070

Interest expense:
Alternative fuels	$120,310	$1,193,691	$405,527	$1,873,404
Oil and gas field services	14,516	1,370	28,612	2,463

	$134,826	$1,195,061	$434,139	$1,875,867

Equity in net loss of investees:
Alternative fuels	$—	$(212,949)	$—	$(384,102)

Expenditures for additions of long-lived assets:
Alternative fuels	$44,097	$18,866	$70,815	$28,771
Oil and gas field services	82,514	71,908	134,151	142,140

	$126,611	$90,774	$204,966	$170,911

Net income (loss) from continuing operations before income taxes:
Alternative fuels	$(12,819,453)	$(5,645,688)	$(18,774,548)	$(7,961,341)
Oil and gas field services	307,596	382,757	658,731	635,977

	$(12,511,857)	$(5,262,931)	$(18,115,817)	$(7,325,364)

	March 31, 2006	September 30, 2005

Investment in equity method investees:
Alternative fuels	$—	$(19,278)

Total assets:
Alternative fuels	$36,830,769	$40,751,015
Oil and gas field services	3,346,104	2,740,934

	$40,176,873	$43,491,949

RENTECH, INC.

Note 10 — Segment Information (continued)

Revenues from external customers are shown below for groups of similar products and services:

	Six Months Ended March 31,
	2006	2005
Revenues:
Technical services	$—	$172,237
Feasibility studies	—	203,853
Rental income	66,372	62,249
Mud logging services	3,903,189	3,173,496

	$3,969,561	$3,611,835

Note 11 — Subsequent Events

On April 18, 2006, the Company closed its concurrent public offerings (the “Offerings”) of 16,000,000 shares of common stock at a price per share of $3.40 and $50 million principal amount of its 4.00% Convertible Senior Notes Due 2013 (the “Notes”).

In connection with the closings, Rentech, and Wells Fargo Bank, National Association, as the Trustee, entered into an Indenture dated April 18, 2006 (the “Indenture”). Certain subsidiaries of Rentech are also parties to the Indenture, although none of the subsidiary guarantors has any obligation under the Notes.

Also on April 18, 2006, Rentech executed an Officers’ Certificate and a form of note to establish the terms of the Notes. The Notes bear interest at the rate of 4.00% per year on the principal amount of the Notes, payable in cash semi-annually in arrears on April 15 and October 15 of each year, beginning October 15, 2006. The Notes are Rentech’s general unsubordinated unsecured obligations, ranking equally in right of payment to all of Rentech’s existing and future unsubordinated unsecured indebtedness, and senior in right of payment to any of Rentech’s future indebtedness that is expressly subordinated to the Notes. The Notes are junior in right of payment to all of Rentech’s existing and future secured indebtedness to the extent of the value of the collateral securing such obligations and structurally subordinated in right of payment to all existing and future obligations of Rentech’s subsidiaries, including trade credit. The Notes are not guaranteed by any of Rentech’s subsidiaries.

Holders may convert their Notes into shares of Rentech’s common stock (or cash or a combination of cash and shares of common stock, if Rentech so elects) at an initial conversion rate of 249.2522 shares of Rentech’s common stock per $1,000 principal amount of Notes (which represents a conversion price of approximately $4.0120 per share of common stock), under the following circumstances:

(1) during any fiscal quarter, if the closing sale price of the Company’s common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter exceeds 120% of the conversion price per share on such last trading day, (2) if Rentech has called the Notes for redemption, (3) if the average of the trading prices of the Notes for any five consecutive trading day period is

RENTECH, INC.

Note 11 — Subsequent Events (continued)

less than 98% of the average of the conversion values of the Notes during that period, (4) if Rentech makes certain significant distributions to the holders of its common stock, (5) in connection with a transaction or event constituting a fundamental change or (6) at any time on or after January 15, 2013 until the close of business on the business day immediately preceding the maturity date.

In the event of a fundamental change, Rentech may be required to pay a make-whole premium on Notes converted in connection with the fundamental change. The make-whole premium will be payable in shares of Rentech’s common stock, or the consideration into which Rentech’s common stock has been converted or exchanged in connection with such fundamental change, on the repurchase date for the Notes after the fundamental change.

Rentech may redeem the Notes, in whole or in part, at any time before April 15, 2011, at a redemption price payable in cash equal to 100% of the principal amount of Notes to be redeemed, plus any accrued and unpaid interest and an additional coupon make-whole payment if in the previous 10 trading days ending on the trading day before the date of the mailing of the provisional redemption notice the volume weighted average price of Rentech’s common stock exceeds 150% of the conversion price for at least five consecutive trading days. The coupon make-whole payment will be in cash in an amount per $1,000 principal amount of Notes equal to the present value of all remaining scheduled payments of interest on each note to be redeemed through April 15, 2011.

At any time on or after April 15, 2011, Rentech may redeem the Notes, in whole or in part, at a redemption price payable in cash equal to 100% of the principal amount of the Notes to be redeemed, plus any accrued and unpaid interest to, but not including, the redemption date.

On April 24, 2006, the underwriters of the Company’s concurrent public offerings of 16 million shares of common stock priced at $3.40 per share and $50 million aggregate principal amount of its 4.0% convertible senior notes due 2013, which closed on April 18, 2006, exercised in full their over-allotment options by purchasing an additional 2.4 million shares of common stock and $7.5 million of convertible senior notes.  Including the over-allotment purchases, the Company’s offerings totaled 18.4 million shares of common stock at a price to the public of $3.40 per share and $57.5 million in convertible senior notes, resulting in net proceeds to Rentech of approximately $113 million after deducting the underwriting discounts, commissions, and fees.

On April 26, 2006, RDC completed its acquisition of RCN for the purchase price of $50 million, plus an amount equal to net working capital of RCN, which was approximately $20 million.  RCN has been renamed Rentech Energy Midwest Corporation. REMC owns an operating integrated plant rated at 830 tons of ammonia per day.  It produces ammonia, urea ammonium nitrate (“UAN”), nitric acid and urea, among other fertilizer products.  We intend to operate the plant for the production of nitrogen fertilizer products while we add a commercially available advanced clean coal gasification process that converts the plant to use synthesis gas derived from coal, instead of more expensive natural gas.  In addition, we plan to add our Rentech Process to produce liquid hydrocarbon products from the excess synthesis gas produced from the coal gasification process.  The converted facility will also produce enough electric power to meet all of its needs and, if market conditions are favorable, will provide excess electric power for sale to the local grid.  We estimate we would need $810 million of additional debt and equity financing to finance the conversion of the REMC fertilizer facility.  Total deferred acquisition costs related to the purchase of RCN was $3,011,525 as of March 31, 2006. The purchase price will be allocated to the underlying assets and liabilities based on their estimated fair values.

On April 26, 2006, REMC entered into a Financing Agreement (the “Revolving Credit Facility”) with The CIT Group/Business Credit, Inc. to support the working capital needs of REMC’s East Dubuque, Illinois nitrogen fertilizer plant. The Revolving Credit Facility has a maximum availability of $30 million, subject to a borrowing

RENTECH, INC.

Note 11 — Subsequent Events (continued)

base limitation. The Revolving Credit Facility is guaranteed by RDC, and is secured by a first priority security interest in all of REMC’s current assets, including, without limitation, all receivables, accounts, inventories and general intangibles. The Revolving Credit Facility also imposes various restrictions and covenants on REMC, including, without limitation, limitations on REMC’s ability to incur additional debt, guarantees or liens, ability to make distributions or dividends or payments of management or similar fees to affiliates, a minimum fixed charge coverage ratio and a minimum tangible net worth covenant. As of May 8, 2006, REMC had borrowed an aggregate of $3,704,399 under the Revolving Credit Facility.

Also on April 26, 2006, RDC entered into a Distribution Agreement with Royster-Clark Resources, LLC, a subsidiary of Royster-Clark, Inc. (“RCR”), pursuant to which RCR is obligated to use commercially reasonable efforts to promote the sale of, and to solicit and secure orders for nitrogen fertilizer products comprising anhydrous ammonia, granular urea, UAN solutions and nitric acid and related nitrogen-based products manufactured at the East Dubuque Plant from its customers, and to purchase from REMC all nitrogen fertilizer products manufactured at the facility for prices to be negotiated in good faith from time to time.  RDC’s rights under the Distribution Agreement include the right to store specified amounts of its ammonia at RCR’s ammonia terminal in Niota, Illinois for a monthly fee.

RENTECH, INC.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain information included in this report contains, and other reports or materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company or its management) contain or will contain, “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, Section 27A of the Securities Act of 1933, as amended, and pursuant to the Private Securities Litigation Reform Act of 1995.  The forward-looking statements may relate to financial results and plans for future business activities, and are thus prospective.  The forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by the forward-looking statements.  They can be identified by the use of terminology such as “may,” “will,” “expect,” “believe,” “intend,” “plan,” “estimate,” “anticipate,” “should” and other comparable terms or the negative of them.  You are cautioned that, while forward-looking statements reflect our good faith belief and best judgment based upon current information, they are not guarantees of future performance and are subject to known and unknown risks and uncertainties.  Factors that could affect Rentech’s results include our ability to obtain financing for acquisitions, capital expenditures and working capital purposes; integrating and operating our recently acquired nitrogen fertilizer plant in East Dubuque, Illinois, and obtaining financing for the proposed conversion of the plant; our acquisition, construction, and conversion of other plants we may acquire to use coal as a feedstock and to produce liquid hydrocarbon products using our technology; our ability to obtain natural gas at reasonable prices while we convert the East Dubuque plant to use coal; our ability to secure long-term coal supply contracts on reasonable terms; sales prices for the products of the plant; our ability to successfully integrate and operate the existing nitrogen fertilizer business of REMC and other acquisitions; environmental requirements; success in obtaining customers for our technology, products and services; the decision of our licensees and potential licensees to proceed with and the timing of any project using our technology; the entry into definitive agreements with others related to a project; and the risk factors detailed in “Part II. Other Information – Item 1A. Risk Factors” below and from time to time to time in the Company’s periodic reports and registration statements filed with the Securities and Exchange Commission.  Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995, and thus are current only as of the date made.  Other factors that could cause actual results to differ from those reflected in the forward-looking statements include dangers associated with facilities construction and operation of gas processing plants like those using the Rentech Process, risks inherent in making investments and conducting business in foreign countries, protection of intellectual property rights, competition, and other risks described in this report.

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

RENTECH, INC.

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

We initially implemented this strategy by purchasing RCN, which owns the East Dubuque Plant.  On April 26, 2006, RDC completed its acquisition of RCN for the purchase price of $50 million, plus an amount equal to net working capital of RCN, which was approximately $20 million.  We estimate we would need $810 million of additional debt and equity financing to finance the conversion of the East Dubuque Plant.  Total deferred acquisition costs related to the purchase of RCN was $3,011,525 as of March 31, 2006.

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

In addition, we are discussing proposals with several owners of energy feedstocks for use of the Rentech Process through our licenses or other business ventures with us.  In January 2006, we entered into a Master License Agreement with DKRW-Advanced Fuels LLC (“DKRW-AF”) for the use of our coal-to-liquids technology and a related Site License Agreement with DKRW-AF’s wholly owned-subsidiary, Medicine Bow Fuels & Power, LLC with respect to its proposed Medicine Bow Project in Medicine Bow, Wyoming.

For further information concerning our business, see Note 1 to our consolidated financial statements included elsewhere in this report, and “Item 1A – Risk Factors.”

OVERVIEW OF FINANCIAL CONDITION, LIQUIDITY, AND RESULTS OF OPERATIONS

At March 31, 2006, we had working capital of $23,804,990.  Historically, for working capital we have relied upon sales of our equity securities and borrowings. We have a history of operating losses, have never operated at a profit, and for the six months ended March 31, 2006, had a net loss of $18,164,817.

To achieve our objectives as planned for fiscal 2006, we will need substantial amounts of capital that we do not now have, to fund the operation of REMC’s fertilizer business, the conversion of the East Dubuque Plant to the Rentech Process, the development of our product development unit (“PDU”) at Sand Creek Energy, LLC (“Sand Creek”) in Commerce City, Colorado, other possible acquisition and development projects including the Natchez Project, and other expenses of our activities, including research and development. We believe that our currently available cash, cash flows from operations, funds from the potential sale of assets and other plans, which could include additional debt or equity financing, will be sufficient to meet our cash operating needs through the fiscal year ending September 30, 2006. In order to fund our working capital requirements

RENTECH, INC.

and to fund our other plans, we expect to issue additional shares of common stock, we may issue shares of convertible preferred stock or other securities convertible into or exercisable or exchangeable for common stock or we may enter into additional debt instruments. Some of the securities to be offered will not be registered under the Securities Act of 1933, and may not be offered or sold in the United States absent on available exemption from registration.

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

Accounting for Stock Based Compensation.  We issue share-based payments to stockholders, directors, employees, consultants and others in connection with our various business activities.  These are accounted for in accordance with the provisions of a revision to Statement of Financial Accounting Standards 123, “Share-Based Payment” (“SFAS 123(R)”), which was adopted by the Company as of October 1, 2005.  SFAS 123(R)  requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. SFAS 123(R) eliminates the alternative method of accounting for employee share-based payments previously available under Accounting Principles Board Opinion No. 25 (“APB 25”).  We are required to make estimates of the fair value of the related instruments and the period benefited.   These estimates may affect such financial statement categories as stockholders’ equity, general and administrative expense, and interest and financing costs.

RENTECH, INC.

Accounting for Convertible Instruments.  We issue convertible debt and convertible preferred stock in connection with our various business activities.  A beneficial conversion feature (“BCF”) is recorded as a debt issuance cost or recorded as a dividend to the preferred stockholders, and is calculated as the difference between the value of proceeds allocated to the convertible instrument and the fair market value on the transaction date of the common stock issuable upon conversion. The amount of the BCF cannot exceed the proceeds allocated to the convertible instrument in the transaction.  The BCF is amortized to interest expense or deemed dividends over the minimum period from the date of issuance to the earliest date at which the note holder or preferred stockholder can convert their shares into common stock.

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

Comparison of Changes Between Periods

The following table sets forth, for the three and six months ended March 31, 2006 and 2005, a comparison of changes between the periods in the components of our Consolidated Statements of Operations from continuing operations:

RENTECH, INC.

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Revenues:
Alternative fuels	$25,786	$118,647	$66,372	$438,339
Oil and gas field services	2,021,697	1,723,463	3,903,189	3,173,496

Total revenues	$2,047,483	$1,842,110	$3,969,561	$3,611,835

Operating income (loss):
Alternative fuels	$(12,795,327)	$(4,239,758)	$(18,743,720)	$(5,706,295)
Oil and gas field services	322,112	384,523	687,343	638,436

Total operating loss	$(12,473,215)	$(3,855,235)	$(18,056,377)	$(5,067,859)

Net loss from continuing operations before income taxes:
Alternative fuels	$(12,819,453)	$(5,645,688)	$(18,774,548)	$(7,961,341)
Oil and gas field services	307,596	382,757	658,731	635,977
Total net loss from continuing operations before income taxes	$(12,511,857)	$(5,262,931)	$(18,115,817)	$(7,325,364)

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Gross Profit Percentage
Oil and gas field services	25.5%	32.4%	27.8%	30.9%
Technical services	—	(54.0)%	—	(38.6)%
Rental income	100.0%	100.0%	100.0%	100.0%
	26.5%	29.5%	29.0%	24.9%

As a Percentage of Consolidated Net Sales
Oil and gas field services	98.7%	93.5%	98.3%	87.9%
Technical services	—	4.7%	—	10.4%
Rental income	1.3%	1.8%	1.7%	1.7%
	100.0%	100.0%	100.0%	100.0%

Operating expenses
General and administrative expense	474.9%	222.4%	365.4%	149.2%
Depreciation and amortization	6.5%	5.6%	6.7%	5.8%
Research and development	154.3%	10.8%	111.8%	10.2%
	635.7%	238.8%	483.9%	165.2%

Operating loss	(609.2)%	(209.3)%	(454.9)%	(140.3)%

RENTECH, INC.

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005

Other income (expenses)
Loss on investments	(14.9)%	—	(7.7)%	—
Equity in loss of investee	—	(11.6)%	—	(10.6)%
Interest income	14.7%	—	14.6%	—
Interest expense	(6.6)%	(64.8)%	(10.9)%	(51.9)%
Gain (loss) on disposal of fixed assets	4.9%	—	2.5%	—
	(1.9)%	(76.4)%	(1.5)%	(62.5)%

Net loss from continuing operations before income taxes	(611.1)%	(285.7)%	(456.4)%	(202.8)%

THREE AND SIX MONTHS ENDED MARCH 31, 2006 COMPARED TO MARCH 31, 2005:

Continuing Operations:

Revenues

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Revenues:
Oil and gas field services	$2,021,697	$1,723,463	$3,903,189	$3,173,496
Technical services	—	86,038	—	376,090
Rental income	25,786	32,609	66,372	62,249
Total services revenues	$2,047,483	$1,842,110	$3,969,561	$3,611,835

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

Petroleum Mud Logging, Inc.  Service revenues in the amount of $2,021,697 and $3,903,189 were derived from contracts for our oil and gas field services for the three and six months ended March 31, 2006.  Our oil and gas field service revenues for the three and six months ended March 31, 2006 increased by $298,234, or 17 % and $729,693, or 23%, from the service revenues of $1,723,463 and $3,173,496 for the three and six months ended March 31, 2005.  The increase in oil and gas field services revenue was due to a continued high level of demand for our mud logging services as drilling for new natural gas wells has remained at a high level of demand in our service market.  Therefore, we had a higher utilization rate of our 38 manned units and we also had more of our similarly equipped limited service units in the field for the three and six months ended March 31, 2006 as compared to the three and six months ended March 31, 2005.  We had 26 limited service units as of March 31, 2006, compared to 10 limited service units as of March 31, 2005.  For the last month of the quarter ended March 31, 2006, we averaged 22.4 manned units per day in the field and 10.9 limited service units per day in the field, compared to 26.4 manned units per day and 4.1 limited service units per day during the last month of the quarter

RENTECH, INC.

ended March 31, 2005.  We were also able to increase our daily billing rates by approximately twelve percent on the manned units and approximately fourteen percent on the limited service units for services as demand increased during the last month of the quarter ended March 31, 2006 compared with the last month of the quarter ended March 31, 2005.

Our alternative fuels segment provided service revenues, including revenue earned for technical services provided to certain customers related to the Rentech Process.  These technical services were performed at our development and testing laboratory.  Our service revenues for these technical services were $0 during the three and six months ended March 31, 2006 as compared to $86,038 and $376,090 during the three and six months ended March 31, 2005.  During the three and six months ended March 31, 2005, we recognized revenue of $86,038 and $218,106, or 100% and 58% of total technical services revenue, from our technical services agreement with Wyoming Business Council, which began in May 2004 and was substantially completed in the third quarter of fiscal year 2005.  Also in the three and six months ended March 31, 2005, we recognized revenue of $0 and $35,747, or 0% and 10% of total technical services revenue, from our technical services agreement with RCN.  We had no revenue from technical services agreements in the six months ended March 31, 2006.

Rental income is also included in our service revenues.  We leased part of our development and testing laboratory building to a tenant.  Rental income from this tenant contributed $25,786 and $66,372 in revenue during the three and six months ended March 31, 2006 as compared to $32,609 and $62,249 during the three and six months ended March 31, 2005.  Rental income is included in our alternative fuels segment because the rental income is generated from the laboratory building that houses our development and testing laboratory, which is part of the alternative fuels segment.

Cost of Sales

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Cost of sales:
Oil and gas field services	$1,505,781	$1,165,589	$2,818,716	$2,192,045
Technical services	—	132,517	—	521,217
Total cost of sales	$1,505,781	$1,298,106	$2,818,716	$2,713,262

Our cost of sales include costs for our oil and gas field services and technical services.  During the three and six months ended March 31, 2006, the combined cost of sales was $1,505,781 and $2,818,716 compared to $1,298,106 and $2,713,262 during the three and six months ended March 31, 2005.  The increase for the three and six months ended March 31, 2006 resulted from an increase in cost of sales experienced by our oil and gas field services segment offset by a decrease from our alternative fuels segment.

Cost of sales for oil and gas field services increased to $1,505,781 and $2,818,716 during the three and six months ended March 31, 2006, up from $1,165,589 and $2,192,045 during the three and six months ended March 31, 2005.  Of the increases of $340,192 and $626,671, 72% and 68% was related to field labor and benefits and field living expenses.  The increase in oil and gas field services cost of sales was due to a continued high level of demand for our mud logging services as drilling for new natural gas wells has remained at a high level in our service market.  We averaged 22.4 manned units per day in the field and 10.9 limited service units per day in the field during the last month of the quarter ended March 31, 2006, compared to 26.4 manned units per day and 4.1 limited service units per day during the last month of the quarter ended March 31, 2005.  The increase in the number of units in the field and our higher utilization rates directly led to the increase in field labor and benefits and field living expenses, which makes up the largest percentage of cost of sales.

RENTECH, INC.

Cost of sales for technical services was $0 during the three and six months ended March 31, 2006, down from $132,517 and $512,217 during the three and six months ended March 31, 2005.  The amounts in the three and six months ended March 31, 2005 related to costs incurred under the technical services agreements with the Wyoming Business Council and RCN.  There were no such technical services agreement in the three and six months ended March 31, 2006.

Gross Profit

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Gross Profit:
Oil and gas field services	$515,916	$557,874	$1,084,473	$981,451
Technical services	—	(46,479)	—	(145,127)
Rental income	25,786	32,609	66,372	62,249
Total gross profit	$541,702	$544,004	$1,150,845	$898,573

Our gross profit for the three and six months ended March 31, 2006 was $541,702 and $1,150,845 as compared to $544,004 and $898,573 for the three and six months ended March 31, 2005.  The decrease of  $2,302, or 1%, and the increase of $252,272, or 28%, during the three and six months ended March 31, 2006 resulted from a combination of the contributions from each of our operating segments.

Gross profit for oil and gas field services decreased to $515,916 during the three months ended March 31, 2006 and increased to $1,084,473 during the six months ended March 31, 2006.  Gross profit for oil and gas field services was down from $557,874 during the three months ended March 31, 2005 and up from $981,451 for the six months ended March 31, 2006.  The increase of $103,022 for the six months ended March 31, 2006 was due to increases in our number of units in service combined with our increase in billing rates.  The decrease of $41,958 for the three months ended March 31, 2006 was primarily due to salary increases during the second quarter of fiscal 2006.

Gross profit for technical services was $0 during the three and six months ended March 31, 2006, up from a negative $46,479 and a negative $145,127 during the three and six months ended March 31, 2005.  The negative gross profit in the three and six months ended March 31, 2005 was due to the fact that the majority of revenue was derived from feasibility studies, which do not generate significant profit margins.

Operating Expenses

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Operating expenses:
General and administrative	$9,724,040	$4,096,241	$14,501,700	$5,389,616
Depreciation and amortization	132,071	103,339	266,442	208,732
Research and development	3,158,806	199,659	4,439,080	368,084

Total operating expenses	$13,014,917	$4,399,239	$19,207,222	$5,966,432

Operating expenses consist of general and administrative expense, depreciation and amortization and research and development. Our operating expenses are grouped into several categories of major expenses.  General and administrative expenses include salaries and benefits, contract salaries and consulting, travel and entertainment, audit and tax expense, legal expense, insurance expense and public relations and promotions.  Salaries and benefits include significant non-cash charges for the recognition of compensation expense recorded in

RENTECH, INC.

accordance with SFAS 123(R), which was adopted by the Company as of October 1, 2005.  We incur substantial research and development expenses in our testing laboratory where we actively conduct work on the Rentech Process to construct the PDU, further improve our technology and to perform services for our customers. We have had significant growth in our general and administrative expenses as our salary expenses and other operating costs have grown.

We expect to experience operating costs on a much larger scale than in the past related to the East Dubuque Plant acquired on April 26, 2006. We plan to make substantial capital investments to reconfigure the plant to improve its economic results and to use our Fischer-Tropsch technology on a commercial scale for additional revenues. If we make substantial capital investments in the East Dubuque Plant, or in plants which we may acquire an equity interest in, we would incur significant depreciation and amortization expenses in the future.

General and Administrative Expenses.  General and administrative expenses were $9,724,040 and $14,501,700 during the three and six months ended March 31, 2006, up $5,627,799 and $9,112,084 from the three and six months ended March 31, 2005 when these expenses were $4,096,241 and $5,389,616.  Of the increase during the three and six months ended March 31, 2006, $3,573,638 and $6,123,216, respectively, related to compensation expenses recorded in the first two quarters of fiscal 2006 related to the Company’s application of SFAS 123(R) as of October 1, 2005.  Refer to footnote 3 in Notes to the Consolidated Financial Statements for further information about the Company’s adoption of SFAS 123(R).  Not including compensation charges resulting from SFAS 123(R), general and administrative expenses increased $2,054,161 and $2,988,868 during the three and six months ended March 31, 2006.  In the three and six months ended March 31, 2006, we had a one-time charge of $2,676,602 related to a warrant issued to DKRW, and another one-time charge of $355,000 recorded as abandoned debt issue costs related to due diligence paid to MAG Capital.  In the three and six months ended March 31, 2005, we expensed one-time charges of $1,657,611 of abandoned acquisition costs, $901,846 of abandoned debt issue costs and $184,234 of abandoned offering costs.  Not including those one-time charges and SFAS 123(R) expense, general and administrative expenses increased $1,766,250 and $2,700,957 during the three and six months ended March 31, 2006.  A portion of the increase was due to $37,070 and $84,389 of expenses recorded in the three and six months ended March 31, 2006 related to the Company’s efforts to meet the requirements of Section 404 of the 2002 Sarbanes-Oxley Act.  The amount of such expenses were recorded in the three and six months ended March 31, 2005 was $17,004.   Salaries and benefits allocated to general and administrative expenses rather than to cost of sales increased by $375,826 and $579,800, or 50% and 40%, during the three and six months ended March 31, 2006.  This was primarily due to hiring new employees to prepare the Company for the acquisition of RCN and the construction of the PDU, and increases in executive compensation.  Contract salaries and consulting expenses increased by $337,258 and $482,994, or 363% and 345% during the three and six months ended March 31, 2006.   The increase in the three and six months ended March 31, 2006 was due to additional consulting cost requirements for the design and engineering phase of the conversion of the East Dubuque Plant to use coal as the feedstock.  Legal expense increased by $205,207 and $471,144, or 89% and 178% during the three and six months ended March 31, 2006 as we incurred significant external legal costs related to the preparation of our Form 10-K and Proxy in the three and six months ended March 31, 2006, and the majority of legal expense incurred in the three and six months ended March 31, 2005 were written off to abandoned acquisition costs.  Travel and entertainment expenses increased by $159,777 and $216,434, or 302% and 165% during the three and six months ended March 31, 2006.   The increase in the three and six months ended March 31, 2006 was due to additional travel requirements relating to the RCN acquisition and the potential project in Natchez, Mississippi. Public relations and promotion expenses increased by $91,708 and $193,760, or 63% and 85% during the three and six months ended March 31, 2006 primarily due to the increased cost for the current year proxy.  Many other general and administrative expenses experienced increases and decreases during the three and six months ended March 31, 2006, none of which were individually significant.

Depreciation and Amortization.  Depreciation and amortization expenses during the three and six months ended March 31, 2006 were $183,194 and $362,407, an increase of $25,307 and $50,337 compared to the three and six

RENTECH, INC.

months ended March 31, 2005 when the total depreciation and amortization expense was $157,887 and $312,070. Of these amounts, $51,123 and $95,965 were included in costs of sales during the three and six months ended March 31, 2006 and $54,548 and $103,338 were included in costs of sales during the three and six months ended March 31, 2005.  The increase in depreciation expense during the three and six months ending March 31, 2006 was directly attributable to an increase in limited service logging units at our oil and gas field services segment.

Research and Development. Research and development expenses were $3,158,806 and $4,439,080 during the three and six months ended March 31, 2006, all included in our alternative fuels segment. This expense increased by $2,959,147 and $4,070,996 from the three and six months ended March 31, 2005, when these expenses were $199,659 and $368,084. The increase in research and development expenses is directly attributable to expenses incurred for the design and procurement of equipment for the Product Development Unit.  The Company plans to build and operate a fully integrated Fischer-Tropsch, coal-to-liquids PDU facility at the Sand Creek site.  This plant would produce ultra-clean diesel and aviation fuels and naphtha from various domestic coals, petroleum coke and biomass feedstocks on a demonstration scale, utilizing Rentech’s FT technology.  With the PDU in operation, Rentech would be able to demonstrate production of hydrocarbon products from various feedstocks.  The products from the plant would be used to supply test quantities of these ultra-clean fuels to groups which have expressed an interest in using the Rentech Process.  Also, in the three and six months ended March 31, 2006, we continued work on advanced catalysts and separation, process optimization, and product upgrading. Flowsheet simulations and feasibility studies also provide input to research and development direction.

Total Operating Expenses.  Total operating expenses during the three and six months ended March 31, 2006 were $13,014,917 and $19,207,222 as compared to $4,399,239 and $5,966,432 during the three and six months ended March 31, 2005, an increase of $8,615,678 and $13,240,790.  The increase in total operating expenses for the three and six months ended March 31, 2006 as compared to the prior period, is primarily a result of an increase in general and administrative expenses of $5,627,799 and $9,112,084 and an increase in research and development expenses of $2,959,147 and $4,070,996.

Loss From Operations

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Loss from operations:
Oil and gas field services	$322,112	$384,523	$687,343	$638,436
Technical services	(12,821,113)	(4,272,367)	(18,810,092)	(5,768,544)
Rental income	25,786	32,609	66,372	62,249
Loss from operations	$(12,473,215)	$(3,855,235)	$(18,056,377)	$(5,067,859)

Loss from operations during the three and six months ended March 31, 2006 increased by $8,617,980 and $12,988,518.  The increased loss compared to the prior year resulted from an increase in total operating expenses of $8,615,678 and $13,240,790 during the three and six months ended March 31, 2006 partially offset by a decrease in gross profit of $2,302 during the three months ended March 31, 2006 and an increase in gross profit of $252,272 during the six months ended March 31, 2006.

Income from operations for oil and gas field services decreased to $322,112 during the three months ended March 31, 2006, down from $384,523 during the three months ended March 31, 2005.  The decrease of $60,411 was due to increased insurance costs and increases in salaries during the second quarter of FY 2006. Income from operations for oil and gas field services increased to $687,343 during the six months ended March 31, 2006, up from $638,436 during the six months ended March 31, 2005.  The increase of $48,907 was due to

RENTECH, INC.

increases in our number of units in service combined with our increase in billing rates partially offset by increases in insurance costs and salary expense.

Loss from operations for technical services was $12,821,113 and $18,810,092 during the three and six months ended March 31, 2006, up from $4,272,367 and $5,768,544 during the three and six months ended March 31, 2005, an increase of $8,550,746 and $13,041,548.  Loss from operations was up in the three and six months ended March 31, 2006 primarily from an increase in operating expenses.

Other Income (Expense)

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Other income (expense):
Loss on investments	$(305,000)	$—	$(305,000)	$—
Equity in loss of investee	—	(212,949)	—	(384,102)
Interest income	301,184	844	579,699	1,741
Interest expense	(134,826)	(1,195,061)	(434,139)	(1,875,867)
Gain (loss) on disposal of fixed assets	100,000	(530)	100,000	723

Total other income (expense)	$(38,642)	$(1,407,696)	$(59,440)	$(2,257,505)

Equity in Loss of Investee.  During the three and six months ended March 31, 2006, we recognized $0 in equity in loss of investee, as compared to $212,949 and $384,102 during the three and six months ended March 31, 2005.  In the three and six months ended March 31, 2005, $51,154 and $96,923 represented our 50% share of the loss incurred by our former joint venture in Sand Creek Energy LLC. On October 7, 2005, RDC purchased Republic’s 50% ownership interest in Sand Creek for a purchase price of $1,400,000 and Sand Creek is now 100% owned by RDC.  Also in the three and six months ended March 31, 2005, we recognized $161,795 and $287,179 in equity in loss of investee from our 50% share of the loss in our joint venture FT Solutions, LLC. This loss represents our share of research and development expenses of FT Solutions incurred in the first two quarters of fiscal year 2005.  On January 11, 2006, the Company and Headwaters Technology Innovation Group, Inc. entered into a termination agreement pursuant to which Rentech and Headwaters agreed to dissolve FT Solutions and terminated all FT Solutions-related agreements between Rentech, Headwaters and FT Solutions.  There was no activity in FT Solutions for the three and six months ended March 31, 2006.

Interest Income. Interest income during the three and six months ended March 31, 2006 was $301,184 and $579,699, an increase from $844 and $1,741 during three and six months ended March 31, 2005. The increased interest income was due to having more funds invested in interest-bearing cash accounts primarily from our net cash proceeds of $8,315,000 from our sale of Series A Preferred Stock in April 2005 and our net cash proceeds of $30,902,800 from our Securities Purchase Agreement in September 2005 whereby a group of purchasers led by Wellington Management Company purchased 13,436,000 shares of Rentech common stock at a price of $2.30 per share.

Interest Expense.  Interest expense during the three and six months ended March 31, 2006 was $134,826 and $434,139, decreased from $1,195,061 and $1,875,867 during the three and six months ended March 31, 2005.  Of the decrease during the three and six months ended March 31, 2006 of $1,060,235 and $1,441,728, 95% and 93% resulted from the recognition of non-cash interest expense.  Total non-cash interest expense recognized during the three and six months ended March 31, 2006 was $59,896 and $263,371, compared to $1,068,091 and $1,601,191 during the three and six months ended March 31, 2005. Of the non-cash interest expense recognized in the three and six months ended March 31, 2005, $1,022,126 and $1,509,260, or 96% and 94%, was due to the

RENTECH, INC.

amortization of debt issuance costs related to a line of credit and bridge loans entered into during the last quarter of fiscal year 2004 and the first quarter of fiscal year 2005 that were used to provide working capital and fund acquisition costs related to the purchase of RCN.

Total Other Expenses.  Total other expenses decreased to $38,642 and $59,440 during the three and six months ended March 31, 2006 from total other expenses of $1,407,696 and $2,257,505 during the three and six months ended March 31, 2005. The decrease in total other expenses of $1,369,054 and $2,198,065 for the three and six months ended March 31, 2006 resulted from a decrease in equity in loss of investee of $212,949 and $384,102, an increase in interest income of $300,340 and $577,958 and a decrease in interest expense of $1,060,235 and $1,441,728.

Net Loss from Continuing Operations

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005

Net income/(loss) from continuing operations:
Oil and gas field services	$307,596	$382,757	$658,731	$635,977
Technical services	(12,845,239)	(5,678,297)	(18,840,920)	(8,023,590)
Rental income	25,786	32,609	66,372	62,249
Net loss from continuing operations before taxes	(12,511,857)	(5,262,931)	(18,115,817)	(7,325,364)

Income tax benefit/(expense)	(24,500)	226,110	(49,000)	155,564

Net loss from continuing operations	$(12,536,357)	$(5,036,821)	$(18,164,817)	$(7,169,800)

For the three and six months ended March 31, 2006, we experienced a net loss from continuing operations of $12,536,357 and $18,164,817 compared to a net loss from continuing operations of $5,036,821 and $7,169,800 during the three and six months ended March 31, 2005.  The increases of $7,499,536 and $10,995,017 for the three and six months ended March 31, 2006 resulted from an increase in loss from operations of $8,868,590and $ 13,193,082 and a decrease in total other expenses of $1,369,054 and $2,198,065.

Net income from continuing operations for oil and gas field services decreased to $307,596 and increased to $658,731 during the three and six months ended March 31, 2006, down from $382,757 and up from $635,977 during the three and six months ended March 31, 2005.  The decrease of $75,161 during the three months ended March 31, 2006 was due to increased insurance costs and salary increases during the second quarter of fiscal 2006.  The increase of $26,246 for the six months ended March 31, 2006 was due to increases in our number of units in service and utilization rates, combined with our increase in billing rates, partially offset by increased insurance costs and salary increases.

Net loss from continuing operations for technical services was $12,845,239 and $18,840,920 during the three and six months ended March 31, 2006, up from $5,678,297 and $8,023,590 during the three and six months ended March 31, 2005, an increase of $7,166,942 and $10,817,330.  Net loss from continuing operations for technical services was up in the three and six months ended March 31, 2006 as a result of an increase in operating expenses of $8,640,178 and $13,289,790, partially offset by a decrease of $1,369,054 and $2,198,065 in other expense during the three and six months ended March 31, 2006.

RENTECH, INC.

Discontinued Operations:

Revenues

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Revenues:
Product sales	$—	$349,713	$—	$846,141
Industrial automation systems	—	159,560	—	217,138
Total revenues	$—	$509,273	$—	$1,063,279

Product Sales.  Our product sales were realized from sales of water-based stains, sealers and coatings by our former subsidiary OKON, Inc., through which we previously conducted our paint business segment.  These sales produced revenues of $349,713 and $846,141 during the three and six months ended March 31, 2005.  On March 8, 2005, we sold our entire interest in OKON, Inc.

REN Corporation provided service revenues in the amount of $159,560 and $217,138 during the three and six months ended March 31, 2005 from contracts for the manufacture of complex microprocessor controlled industrial automation systems.  Effective August 1, 2005, the Company sold its 56% ownership interest in REN Corporation.

Cost of Sales

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Cost of sales:
Product costs	$—	$184,113	$—	$440,467
Industrial automation systems	—	99,828	—	174,704
Total cost of sales	$—	$283,941	$—	$615,171

Cost of sales for product sales is the cost of sales of our former paint business segment for sales of stains, sealers and coatings.  During the three and six months ended March 31, 2005, our costs of sales for the paint business were $184,113 and $440,467.

Cost of sales for the industrial automation systems business were $99,828 and $174,704 during the three and six months ended March 31, 2005.

Gross Profit

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Gross Profit:
Product sales	$—	$165,600	$—	$405,674
Industrial automation systems	—	59,732	—	42,434
Total gross profit	$—	$225,332	$—	$448,108

RENTECH, INC.

Gross profit for product sales is the gross profit of our former paint business segment for sales of stains, sealers and coatings.  During the three months and six months ended March 31, 2005, our gross profit for our former paint segment was $165,600 and $405,674.

Gross profit for the industrial automation systems business was $59,732 and $42,434 during the three and six months ended March 31, 2005.

Operating Expenses

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Operating expenses:
General and administrative	$—	$295,984	$—	$685,564
Depreciation and amortization	—	8,380	—	16,141
Research and development	—	4,647	—	10,897
Total operating expenses	$—	$309,011	$—	$712,602

Operating expenses consist of general and administrative expense, depreciation and amortization and research and development.

General and Administrative Expenses.  General and administrative expenses were $295,984 and $685,564 during the three and six months ended March 31, 2005.

Depreciation and Amortization.  Depreciation and amortization expenses during the three and six months ended March 31, 2005 were $17,530 and $29,797. Of these amounts, $9,150 and $13,656 were included in costs of sales during the three and six months ended March 31, 2005.

Total Operating Expenses.  Total operating expenses during the three and six months ended March 31, 2005 were $309,011 and $712,602.

Loss From Operations

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Loss from operations:
Product sales	$—	$(42,103)	$—	$(89,717)
Industrial automation systems	—	(41,576)	—	(174,777)
Loss from operations	$—	$(83,679)	$—	$(264,494)

Loss from operations for product sales is the loss from operations of our former paint business segment for sales of stains, sealers and coatings.  During the three months and six months ended March 31, 2005, our loss from operations for the paint business was $42,103 and $89,717.

Loss from operations for the industrial automation systems segment was $41,576 and $174,777 during the three and six months ended March 31, 2005.

RENTECH, INC.

Other Income (Expense)

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Other income (expense):
Interest expense	$—	$(9,371)	$—	$(17,688)
Total other income (expense)	$—	$(9,371)	$—	$(17,688)

Interest Expense.  Interest expense during the three and six months ended March 31, 2005 was $9,371 and $17,688.

Net Loss and Gain on Sale of Discontinued Operations

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005

Discontinued operations:
Net loss from product sales	$—	$(42,207)	$—	$(89,821)
Net loss from industrial automation systems	—	(50,843)	—	(192,361)
Gain on sale of discontinued operations, net of tax of $226,100 and $155,564	—	473,134	—	543,680
	$—	$380,084	$—	$261,498

For the three and six months ended March 31, 2005, we experienced a net loss from discontinued operations of $93,050 and $282,182, or $0.001 and $0.003 per share.

Net loss from discontinued operations for product sales is the net loss from discontinued operations of our former paint business for sales of stains, sealers and coatings.  During the three months and six months ended March 31, 2005, our net loss from discontinued operations for the paint business was $42,207 and $89,821.

Net loss from discontinued operations for the industrial automation systems segment was $50,843 and $192,361 during the three and six months ended March 31, 2005.

Gain on sale of discontinued operations is the gain on the sale of OKON, Inc. on March 8, 2005.  The gain was calculated as follows:

Sales Price	$2,000,000
Less transaction costs	$(135,000)
Other transaction costs, noncash
Extension of employee options	$(73,919)
20,000 options issued to employees	$(20,503)

Net sales price less transaction costs	$1,770,578

Book value of Rentech’s ownership in OKON, Inc.	$1,071,334

Rentech’s gain on sale of OKON, Inc.	$699,244

RENTECH, INC.

Net Loss Applicable to Common Stockholders

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005

Net loss	$(12,536,357)	$(4,656,737)	$(18,164,817)	$(6,908,302)
Cash dividends paid on preferred stock	—	—	(74,437)	—
Net loss applicable to common stockholders	$(12,536,357)	$(4,656,737)	$(18,239,254)	$(6,908,302)

For the three and six months ended March 31, 2006, we experienced a net loss applicable to common stockholders of $12,536,357 and $18,239,254, or $0.106 and $0.157  per share compared to a net loss applicable to common stockholders of $4,656,737 and $6,908,302, or $0.05 and $0.075 per share during the three and six months ended March 31, 2005. Included in net loss applicable to common stockholders for fiscal 2006 was $74,437 of cash dividends paid on Series A Preferred Stock.

ANALYSIS OF CASH FLOW

The following table summarizes our Consolidated Statements of Cash Flows:

	Six Months Ended March 31,
	2006	2005
Net Cash (Used in) Provided by:
Operating activities	$(6,090,406)	$(1,767,807)
Investing activities	(4,100,572)	628,168
Financing activities	13,993,758	1,260,783

Cash Flows From Operating Activities

Net Loss.  Operating activities produced net losses of $18,164,818 during the six months ended March 31, 2006, as compared to $6,908,302 during the six months ended March 31, 2005.  The cash flows used in operations during these periods resulted from the following operating activities.

Depreciation.  Depreciation is a non-cash expense.  This expense increased during the six months ended March 31, 2006 by $20,541, as compared to the six months ended March 31, 2005.  The increase was attributable to equipment additions by our oil and gas field services segment.

Amortization.  Amortization is also a non-cash expense.  This expense did not change during the six months ended March 31, 2006 as compared to the six months ended March 31, 2005.

Non-Cash Interest Expense.  Total non-cash interest expense recognized during the six months ended March 31, 2006 was $263,371, compared to $1,601,191 during the six months ended March 31, 2005. Of the non-cash interest expense recognized in the six months ended March 31, 2006 and 2005, $96,314 and $1,509,260, or 37% and 94%, was due to the amortization of debt issuance costs related to a line of credit and bridge loans entered into during the last quarter of fiscal year 2004 and the first quarter of fiscal year 2005 that were used to provide working capital and fund acquisition costs related to the purchase of RCN.

RENTECH, INC.

Stock Options and Warrants Issued for Services.  During the six months ended March 31, 2006, we issued 20,000 options to a director.  These options were valued using the Black-Scholes option-pricing model, which resulted in compensation expense of $29,553.  In addition, a warrant, owned by the Company’s President and CEO, to purchase 2,100,000 shares of the Company’s common stock, vested during the six months ended March 31, 2006.  These warrants were valued using the Black-Scholes option-pricing model, which resulted in compensation expense of $5,727,904.  In addition, we issued a warrant to purchase 53,150 shares of the Company’s common stock to a consultant for reaching an incentive in a consulting contract which resulted in $7,451 of consulting expense in the six months ended March 31, 2006.  Also, the Company issued a warrant to purchase 1,000,000 shares of the Company’s common stock at $2.4138 per share to DKRW Advanced Fuels LLC which resulted in a charge to marketing expense of $2,676,602.

Changes in Operating Assets and Liabilities.  The changes in operating assets and liabilities, net of business combination, result from the following factors.

Accounts Receivable.  Accounts receivable increased by $131,489 during the six months ended March 31, 2006.  The increase in accounts receivable was primarily due to increases in sales by the oil and gas field services segment of 23%.

Other Receivables and Receivable from Related Party.  Other receivables and receivable from related party decreased by $197,364 during the six months ended March 31, 2006 primarily due to writing off a $102,211 receivable from Headwaters related to the dissolution of FTS.

Prepaid Expenses and Other Current Assets.  Prepaid expenses and other current assets decreased during the six months ended March 31, 2006 by $117,998.  The decrease reflects the timing of payment on certain annual insurance premiums, net of the amortization of such premiums.

Accounts Payable.  Accounts payable increased by $1,732,030 during the six months ended March 31, 2006. This increase resulted from the timing of receiving and paying trade payables.

Accrued Retirement Payable. Accrued retirement payable decreased by $720,420 as a result of paying the first six months of the retirement payable to the former CEO and COO during the six months ended March 31, 2006.

Accrued Liabilities, Accrued Payroll and Other.  Accrued liabilities, accrued payroll and other increased $879,696 during the six months ended March 31, 2006 as a result of the timing of payment of certain payroll and related accruals and accruals for legal services.

Net Cash Used in Operating Activities.  The total net cash used in operations increased to $6,090,406 during the six months ended March 31, 2006, as compared to $1,767,807 during the six months ended March 31, 2005.

Cash Flows From Investing Activities

Purchase of Property and Equipment.  During the six months ended March 31, 2006, we purchased $152,872 of property and equipment.  Of the property and equipment purchases, 41% was attributable to logging equipment purchased for our oil and gas field services segment, while the remainder was primarily attributable to computer equipment and office furniture.

Deposits and Other Assets.  During the six months ended March 31, 2006, cash provided for deposits and other assets increased $51,771.

RENTECH, INC.

Payments of Acquisition Costs.  We paid $2,854,093 in deferred acquisition costs related to the acquisition of RCN.  Of that amount, $2,500,000 was paid to an escrow account that was applied towards the purchase price of RCN in the third quarter of fiscal 2006.

Acquisition, Net of Cash Received.  We used $1,345,378, net of cash received, to purchase the remaining 50% share of Sand Creek Energy, LLC during the six months ended March 31, 2006.

Net Cash (Used) Provided by Investing Activities.  The total net cash used by investing activities increased to $4,100,572 during the six months ended March 31, 2006 as compared to net cash provided $628,168 during the six months ended March 31, 2005.  The increase was primarily a result of the $2,854,093 of acquisition costs paid during the six months ended March 31, 2006, and the $1,345,378 paid in the purchase of the remaining 50% ownership in Sand Creek.

Cash Flows From Financing Activities

Proceeds from Issuance of Common Stock.  During the six months ended March 31, 2006, we received $4,574,236 in net cash proceeds from the issuance of common stock compared to $1,233,889 during the six months ended March 31, 2005.

Payment of Dividends on Preferred Stock. During the six months ended March 31, 2006, we paid $74,437 in dividends on preferred stock.

Payment of Offering Costs.  During the six months ended March 31, 2006, we paid $753,240 in offering costs, including an advisory fee to Credit Suisse to act as our exclusive financial advisor with respect to the development, financing and review of certain financing matters in connection with the East Dubuque and Natchez projects.

Proceeds from Subscription Receivable.  During the six months ended March 31, 2006, we received $12,255,550 from a subscription receivable as a result of a Securities Purchase Agreement between Rentech and Wellington Management Company whereby a group of purchasers led by Wellington purchased 13,436,000 shares of Rentech common stock at a price of $2.30 per share.

Proceeds from Long-Term Debt and Notes Payable.   During the six months ended March 31, 2006, we did not receive any proceeds from long-term debt and notes payable, compared to $1,850,000 during the six months ended March 31, 2005.

Payment of Debt Issuance Costs.  During the six months ended March 31, 2006, we paid $383,553 in debt issuance costs as compared to $664,331 during the six months ended March 31, 2005.  Of the debt issuance costs paid in the current fiscal quarter, $355,000 was paid to M.A.G. Capital as a due diligence fee in relation to the Commitment Letter signed November 15, 2005.

Payments on Line of Credit, Net.  During the six months ended March 31, 2006, we made no payments on our lines of credit as compared to net proceeds on our lines of credit of $643,387 during the six months ended March 31, 2005.

Payments on Long-Term Convertible Debt and Notes Payable.    During the six months ended March 31, 2006, we repaid $1,624,798 on our debt obligations as compared to $481,462 during the same period in fiscal 2005.  Payments in the six months ended March 31, 2006 reflect payments on notes payable and long-term convertible debt.

RENTECH, INC.

Net Cash Provided by Financing Activities.  The net cash provided by financing activities during the six months ended March 31, 2006 was $13,993,758, compared to $1,260,783 in cash provided by financing activities during the six months ended March 31, 2005.

Cash and Cash Equivalents increased during the six months ended March 31, 2006 by $3,802,780 compared to an increase of $121,144 during the six months ended March 31, 2005.  These changes increased the ending cash balance at March 31, 2006 to $28,523,493, and increased the ending cash balance at March 31, 2005 to $376,561, which was comprised of cash included in continuing operations of $363,892 and cash included in discontinued operations of $12,669.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2006, we had working capital of $23,804,990, as compared to working capital of $32,031,397 at September 30, 2005.  Our current assets totaled $30,408,768, including net accounts receivable of $1,120,542, and our current liabilities were $6,603,778.  We had long-term liabilities of $2,280,669, of which most related to our long-term convertible debt as well as the mortgage on our development and testing laboratory.

From our inception on December 18, 1981 through March 31, 2006, we have incurred losses in the amount of $80,173,453.  For the six months ended March 31, 2006, we recognized a net loss of $18,164,817, and negative cash flow from operations. If the Company does not operate at a profit in the future, it may be unable to continue operations at the present level or at all.

We have been successful in the past in obtaining debt and equity financing. For the years ended September 30, 2005, 2004 and 2003, we received net cash proceeds from the issuance of common stock of $21,113,474, $4,706,951, and $1,577,100. For the years ended September 30, 2005, 2004 and 2003, we received cash proceeds from long-term debt and long-term convertible debt to stockholders of $2,850,000, $565,000, and $2,505,000. For the years ended September 30, 2005, 2004 and 2003, we received net cash proceeds from the issuance of convertible preferred stock of $8,315,000, $0, and $0.  For the six months ended March 31, 2006, we received net cash proceeds from the issuance of common stock of $16,829,786, which includes $12,255,550 from the receipt of a subscription receivable and $4,574,236 from the exercise of stock options and warrants.

On April 18, 2006, the Company closed its concurrent public offerings of 16,000,000 shares of common stock at a price per share of $3.40 and $50 million principal amount of its 4.00% Convertible Senior Notes Due 2013. The Notes bear interest at the rate of 4.00% per year on the principal amount of the Notes, payable in cash semi-annually in arrears on April 15 and October 15 of each year, beginning October 15, 2006. Holders may convert their Notes into shares of Rentech’s common stock (or cash or a combination of cash and shares of common stock, if Rentech so elects) at an initial conversion rate of 249.2522 shares of Rentech’s common stock per $1,000 principal amount of Notes (which represents a conversion price of approximately $4.0120 per share of common stock), under the circumstances described in the Notes.  On April 24, 2006, the underwriters of the Company’s concurrent public offerings of 16 million shares of common stock priced at $3.40 per share and $50 million aggregate principal amount of its 4.0% convertible senior notes due 2013 exercised in full their over-allotment options by purchasing an additional 2.4 million shares of common stock and $7.5 million of convertible senior notes.  Including the over-allotment purchases, the Company’s offerings totaled 18.4 million shares of common stock at a price to the public of $3.40 per share and $57.5 million in convertible senior notes, resulting in net proceeds to Rentech of approximately $113 million after deducting the underwriting discounts, commissions, and fees.

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

RENTECH, INC.

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

We initially implemented this strategy by purchasing RCN which owns a nitrogen fertilizer plant in East Dubuque, Illinois. On April 26, 2006, RDC completed its acquisition of RCN for the purchase price of $50 million, plus an amount equal to net working capital of RCN, which was approximately $20 million. We funded the acquisition of RCN using approximately $70 million of the proceeds of our concurrent public offerings of common stock and convertible senior notes. In connection with the closing of the acquisition, RCN was re-named “Rentech Energy Midwest Corporation,” referred to herein as “REMC.” The business of REMC is highly seasonal and requires substantial working capital to operate during the period when nitrogen fertilizer sales are slow and to build inventory in anticipation of the planting season. In order to meet the working capital needs of REMC, we have obtained a revolving credit facility. The revolving credit facility has a maximum availability of $30 million, subject to a borrowing base limitation. As of May 8, 2006, REMC had borrowed an aggregate of $3,704,399 under the Revolving Credit Facility. The conversion of the REMC plant is expected to take approximately three and a half years and to cost approximately $810,000,000.  We will attempt to raise the funds for the conversion at the project level through both debt and equity sources, which will include a contribution of the plant by Rentech to the project. As of March 31, 2006, we have incurred $3,011,525 of acquisition costs.

In addition to nitrogen fertilizer plant conversions, we are also pursuing complementary or synergistic opportunities to develop projects at sites where there is no existing infrastructure or process plant (“greenfield” opportunities) for alternative fuels plants as an adjunct to nitrogen fertilizer plant acquisitions and conversions, including one in Natchez, Mississippi that we and a partner would construct on currently undeveloped land situated along the Mississippi River at the Port of Natchez. The proposed Natchez Project would use a similar configuration as the one we intend to install at REMC, and we may source coal from the same Illinois mine as will be used at REMC. The capital costs of acquisition and development of any such facilities could be greater than those envisioned for REMC, and would be financed, if at all, using a project level financing structure similar to the conversion financing of the REMC plant. We are presently negotiating site agreements and formalizing development plans. There is no assurance the Natchez Project will proceed as presently contemplated.

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

RENTECH, INC.

In October 2005, we paid $1,400,000 to acquire the 50% equity interest in Sand Creek Energy, LLC that we did not already own. We plan to build and operate on the site what we believe will be the United States’ first fully integrated Fischer-Tropsch, coal-to-liquids, product development unit research facility. This plant would produce ultra-clean diesel and aviation fuels and naphtha from various domestic coals, petroleum coke and biomass feedstocks on a demonstration scale, utilizing state-of-the-art clean coal technologies and the Rentech Process. With the PDU in operation, we will be able to optimize the operating conditions of the FT synthesis and upgrading section for producing different specialized cuts of fuels. The products from the facility will be used to supply test quantities of these ultra-clean fuels to potential licenses and customers. We expect the PDU to be operating by early to mid 2007, and to cost approximately $30 million.

To achieve our objectives as planned for fiscal 2006, we will need substantial amounts of capital that we do not now have. The success of any given project will be based, in part, on the success of the related project level financing. In order to fund our working capital requirements and to fund our other plans, we expect to issue additional shares of common stock, we may issue shares of convertible preferred stock or other securities convertible into or exercisable or exchangeable for common stock or we may enter into additional debt instruments. Some of the securities to be offered will not be registered under the Securities Act of 1933, and may not be offered or sold in the United States absent an available exemption from registration. A substantial increase in indebtedness could result in substantially increased interest costs and the issuance of additional preferred stock could increase dividend costs, as well as transactional and other costs. Moreover, the level of corporate activity required to pursue the opportunities and objectives outlined above, has resulted in a materially increased cash burn rate, including costs for consultants, attorneys, accountants, financial advisors, and other service providers, as well as the need for additional personnel, systems, and expense for the company. These costs are expected to continue and to rise. We believe that our currently available cash, cash flows from operations, funds from the potential sale of assets and other plans, which could include additional debt or equity financing, will be sufficient to meet our cash operating needs through the fiscal year ending September 30, 2006.

CONTRACTUAL OBLIGATIONS

In addition to the lines of credit and long-term convertible debt previously described, we have entered into various other contractual obligations.  The following table lists certain of our significant contractual obligations at March 31, 2006.

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Notes payable to related parties	$165,237	$—	$165,237	$—	$—
Lines of credit	499,218	499,218	—	—	—
Long-term debt	1,560,867	425,446	160,187	83,182	892,052
Long-term convertible debt	1,490,000	615,000	—	—	875,000
Interest payments on debt	980,060	83,188	140,013	122,494	634,365
Retirement payables	841,402	465,719	375,683	—	—
Operating leases	2,025,240	537,947	1,012,533	474,760	—
	$7,562,024	$2,626,518	$1,853,653	$680,436	$2,401,417

We are a guarantor on the $500,000 line of credit with Premier Bank until it matures on May 1, 2006.  On July 29, 2005, the line of credit was transferred from REN Corporation to Petroleum Mud Logging, Inc.  The terms of the loan remained the same, however, the guarantee by the minority shareholder of REN Corporation and the collateral of the first deed of trust on the real property of REN Corporation were eliminated from the loan collateral.  On May 1, 2006, the Company paid this line of credit off in full.

RENTECH, INC.

We have entered into various short-term and long-term promissory notes, with monthly principal and interest payments of $81,594, at interest rates of 0% to 9.6%, which are collateralized by certain fixed assets of the Company. The interest rate assumptions used to determine the estimated interest payments were derived from existing loan contracts.  For fixed interest loans, we used the fixed rate.  For variable interest loans, we used the current rate in effect as of March 31, 2006

We have leased office space under a non-cancelable operating lease, which expires October 31, 2009, with a renewal option for an additional five years.  We have also leased additional office space under an operating lease, which expires June 2008.  In addition we have entered into various other operating leases, which expire through February 2009.

In addition to the contractual obligations previously described, we have entered into various other commercial commitments.  The following table lists these commitments at March 31, 2006.

	Amount of Commitment Expiration Per Period
Other		Less than			After
Commercial Commitments	Total	1 year	2-3 years	4-5 years	5 years

Employment agreements	$2,799,172	$1,095,146	$1,704,026	$—	$—
	$2,799,172	$1,095,146	$1,704,026	$—	$—

We have entered into various employment agreements with our executive officers that extend to December 31, 2007.  These agreements describe annual compensation as well as the compensation that we must pay upon termination of employment.

On January 20, 2006, Rentech entered into an employment agreement with D. Hunt Ramsbottom to serve as the Chief Executive Officer and President of our Company.  The term of the employment agreement is for three years from December 15, 2005, subject to automatic renewal unless we or Mr. Ramsbottom give prior notice.  The agreement provides for base compensation of $370,000 per year, subject to annual cost of living adjustments, provides Mr. Ramsbottom with the opportunity to earn an annual cash bonus, and provides for his participation in our standard benefit programs and the reimbursement of specified expenses.  Also in connection with the agreement, we agreed to grant Mr. Ramsbottom 450,000 RSU’s that are to be settled in shares of common stock of the Company.  These RSU’s will vest over a three-year period such that one-third will vest on each of Mr. Ramsbottom’s one year, two year and three year anniversary dates of his vesting commencement date of December 15, 2005, subject to partial or complete acceleration under certain circumstances, including termination without cause, termination for good reason or upon a change in control (in each case as defined in the agreement).  If Mr. Ramsbottom is terminated without cause, terminated for good reason or we fail to offer to renew this agreement on competitive terms, we will be obligated to pay Mr. Ramsbottom severance including base salary continuation for 24-months, a target bonus for the year of termination equal to his then-applicable base salary, continuation of his health care benefits, and acceleration of the vesting of a portion of the restricted stock unit grant.  If a termination entitling Mr. Ramsbottom to severance occurs during the period of three months prior and two years after a change in control, the severance payment will be made in a lump sum, the bonus component will be increased to the extent the most recent prior actual annual bonus earned by Mr. Ramsbottom exceeded his then applicable annual base salary, and the full restricted stock unit grant will vest.  In addition, in the event any federal excise tax is payable with respect to any payment due to Mr. Ramsbottom upon a change in control, we have agreed to pay such excise tax, including a gross-up payment.  Subject to the severance obligations contained in the agreement, we may terminate Mr. Ramsbottom’s employment at any time.

RENTECH, INC.

On January 20, 2006, we entered into an employment agreement with Douglas M. Miller to serve as the Chief Operating Officer and an Executive Vice President of our Company.  The term of the employment agreement is for three years from January 20, 2006, subject to automatic renewal unless we or Mr. Miller give prior notice.  The agreement provides for base compensation of $300,000 per year, subject to annual cost of living adjustments, provides Mr. Miller with the opportunity to earn an annual cash bonus, and provides for his participation in our standard benefit programs and the reimbursement of specified expenses.  Also in connection with the agreement, we agreed to grant Mr. Miller 375,000 RSU’s that are to be settled in shares of common stock of the Company.  These RSU’s will vest over a three-year period such that one-third will vest on each of Mr. Miller’s one year, two year and three year anniversary dates of his vesting commencement date of January 20, 2006, subject to partial or complete acceleration under certain circumstances, including termination without cause, termination for good reason or upon a change in control (in each case as defined in the agreement).  If Mr. Miller is terminated without cause, terminated for good reason or we fail to offer to renew this agreement on competitive terms, we will be obligated to pay Mr. Miller severance including base salary continuation for 12-months, a target bonus for the year of termination equal to his then-applicable base salary, continuation of his health care benefits, and acceleration of the vesting of a portion of the restricted stock unit grant.  If a termination entitling Mr. Miller to severance occurs during the period of three months prior and two years after a change in control, the severance payment will be made in a lump sum, the bonus component will be increased to the extent the most recent prior actual annual bonus earned by Mr. Miller exceeded his then applicable annual base salary, and the full restricted stock unit grant will vest.  In addition, in the event any federal excise tax is payable with respect to any payment due to Mr. Miller upon a change in control, we have agreed to pay such excise tax, including a gross-up payment.  Subject to the severance obligations contained in the agreement, we may terminate Mr. Miller’s employment at any time.

On March 8, 2006, we entered into an employment agreement dated March 1, 2006 with Richard O. Sheppard to serve as Senior Vice President, Project Development of our Company. The term of the employment agreement is for three years from March 1, 2006, subject to automatic renewal unless we or Mr. Sheppard give prior notice. The agreement provides for base compensation of $200,000 per year, subject to annual cost of living adjustments, provides Mr. Sheppard with the opportunity to earn an annual cash bonus, and provides for his participation in our standard benefit programs and the reimbursement of reasonable business expenses. Also in connection with the agreement, we agreed to grant Mr. Sheppard 235,000 RSU’s that are to be settled in shares of common stock of the Company. These RSU’s will vest over a three-year period such that one-third will vest on each of Mr. Sheppard’s one year, two year and three year anniversary dates of his vesting commencement date of March 1, 2006, subject to partial or complete acceleration under certain circumstances, including termination without cause, termination for good reason or upon a change in control (in each case as defined in the agreement). If Mr. Sheppard is terminated without cause, terminated for good reason or we fail to offer to renew this agreement on competitive terms, we will be obligated to pay Mr. Sheppard severance including base salary continuation for 12-months, a target bonus for the year of termination equal to his then-applicable base salary, continuation of his health care benefits, and acceleration of the vesting of a portion of the restricted stock unit grant. If a termination entitling Mr. Sheppard to severance occurs during the period of three months prior and two years after a change in control, the severance payment will be made in a lump sum, the bonus component will be increased to the extent the most recent prior actual annual bonus earned by Mr. Sheppard exceeded his then applicable annual base salary, and the full restricted stock unit grant will vest. In addition, in the event any federal excise tax is payable with respect to any payment due to Mr. Sheppard upon a change in control, we have agreed to pay such excise tax, including a gross-up payment. Subject to the severance obligations contained in the agreement, we may terminate Mr. Sheppard’s employment at any time.

On April 11, 2006, we made a public offering of our convertible senior notes due 2013 in the aggregate principal amount of $50 million.  In such public offering it was granted to the underwriters an over-allotment option in the amount of $7.5 million.  The convertible senior notes mature on April 15, 2013 and bear interest at a rate of 4.00% per annum on the principal amount, payable semi-annually in arrear, on each April 15 and October 15, beginning on October 15, 2006, to the holders of record at the close of business on the preceding

RENTECH, INC.

April 1 and October 1, respectively. In addition, the senior convertible notes are convertible into shares of our common stock (or cash or a combination of cash and shares of common stock, if we so elect) at an initial conversion rate of 249.2522 shares of our common stock per $1,000 principal amount of convertible notes (which represents a conversion price of approximately $4.0120 per share of common stock), subject to adjustments described in the indenture.

On April 18, 2006, the Company closed its concurrent public offerings of 16,000,000 shares of common stock at a price per share of $3.40 and $50 million principal amount of its 4.00% Convertible Senior Notes Due 2013 (the “Notes”).  In connection with the closings, the Company and Wells Fargo Bank, National Association, as the Trustee, entered into an Indenture dated April 18, 2006 (the “Indenture”).  Certain subsidiaries of the Company are also parties to the Indenture, although none of the subsidiary guarantors has any obligation under the Notes.

Also on April 18, 2006, the Company executed an Officers’ Certificate and a form of note to establish the terms of the Notes.  The Notes bear interest at the rate of 4.00% per year on the principal amount of the Notes, payable in cash semi-annually in arrears on April 15 and October 15 of each year, beginning October 15, 2006. The Notes are the Company’s general unsubordinated unsecured obligations, ranking equally in right of payment to all of the Company’s existing and future unsubordinated unsecured indebtedness, and senior in right of payment to any of the Company’s future indebtedness that is expressly subordinated to the Notes. The Notes are junior in right of payment to all of the Company’s existing and future secured indebtedness to the extent of the value of the collateral securing such obligations and structurally subordinated in right of payment to all existing and future obligations of the Company’s subsidiaries, including trade credit.  The Notes are not guaranteed by any of the Company’s subsidiaries.

Holders may convert their Notes into shares of the Company’s common stock (or cash or a combination of cash and shares of common stock, if the Company so elects) at an initial conversion rate of 249.2522 shares of the Company’s common stock per $1,000 principal amount of Notes (which represents a conversion price of approximately $4.0120 per share of common stock), under the following circumstances: (1) during any fiscal quarter, if the closing sale price of the Company’s common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter exceeds 120% of the conversion price per share on such last trading day, (2) if the Company has called the Notes for redemption, (3) if the average of the trading prices of the Notes for any five consecutive trading day period is less than 98% of the average of the conversion values of the notes during that period, (4) if the Company makes certain significant distributions to the holders of its common stock, (5) in connection with a transaction or event constituting a fundamental change or (6) at any time on or after January 15, 2013 until the close of business on the business day immediately preceding the maturity date.

In the event of a fundamental change, the Company may be required to pay a make-whole premium on Notes converted in connection with the fundamental change. The make-whole premium will be payable in shares of Rentech’s common stock, or the consideration into which the Company’s common stock has been converted or exchanged in connection with such fundamental change, on the repurchase date for the Notes after the fundamental change.

The Company may redeem the Notes, in whole or in part, at any time before April 15, 2011, at a redemption price payable in cash equal to 100% of the principal amount of Notes to be redeemed, plus any accrued and unpaid interest and an additional coupon make-whole payment if in the previous 10 trading days ending on the trading day before the date of the mailing of the provisional redemption notice the volume weighted average price of the Company’s common stock exceeds 150% of the conversion price for at least five consecutive trading days.  The coupon make-whole payment will be in cash in an amount per $1,000 principal amount of Notes equal to the present value of all remaining scheduled payments of interest on each note to be redeemed through April 15, 2011.

RENTECH, INC.

At any time on or after April 15, 2011, the Company may redeem the Notes, in whole or in part, at a redemption price payable in cash equal to 100% of the principal amount of the Notes to be redeemed, plus any accrued and unpaid interest to, but not including, the redemption date.

On April 26, 2006, REMC entered into a Financing Agreement (the “Revolving Credit Facility”) with The CIT Group/Business Credit, Inc. (“CIT”) to support the working capital needs of REMC’s East Dubuque, Illinois nitrogen fertilizer plant. The Revolving Credit Facility has a maximum availability of $30 million, subject to a borrowing base limitation. The Revolving Credit Facility is guaranteed by RDC and is secured by a first priority security interest in all of REMC’s current assets, including, without limitation, all receivables, accounts, inventories and general intangibles. The Revolving Credit Facility also imposes various restrictions and covenants on REMC, including, without limitation, limitations on REMC’s ability to incur additional debt, guarantees or liens, ability to make distributions or dividends or payments of management or similar fees to affiliates, a minimum fixed charge coverage ratio and a minimum tangible net worth covenant. As of May 8, 2006, REMC had borrowed an aggregate of $3,704,399 under the Revolving Credit Facility.

Either party may terminate the Revolving Credit Facility at the end of its initial three-year term or on any anniversary of such date by giving the other party prior notice as required by the facility. If neither party gives notice of termination, then the Revolving Credit Facility automatically extends for an additional year.  Upon termination of the Revolving Credit Facility, all obligations there under become due and payable as of the termination date.

Subject in some cases to applicable cure or grace periods, events of default under the Revolving Credit Facility include, among other things: (1) the cessation of the business of REMC or a guarantor under the facility, (2) certain insolvency or bankruptcy events with respect to REMC or a guarantor, (3) breaches of representations and warranties, (4) failure to make payments when due, (5) failure to comply with ERISA, if such failure in CIT’s reasonable business judgment could subject REMC to any tax, penalty or other liability having a material adverse effect, (6) any default or event of default under any of the loan documents relating to the Revolving Credit Facility, (7) the failure of such loan documents to be valid, binding and enforceable, (8) a default or event of default under indebtedness having a principal amount in excess of $250,000, (9) unpermitted modifications to subordinated debt, (10) a change of control of REMC, (11) uninsured final judgments in excess of $250,000 against REMC or any guarantor or (12) the death of any guarantor that is a natural person, or the termination or attempted termination of any guaranty.

Concurrently with the closing of the purchase of RCN on April 26, 2006, we entered into a Distribution Agreement with a subsidiary of Royster-Clark, pursuant to which the subsidiary would be obligated to use commercially reasonable efforts to promote the sale of, and to solicit and secure orders for the nitrogen fertilizer products manufactured at the East Dubuque Plant from its customers, and to purchase from us all nitrogen fertilizer products manufactured at the facility for prices to be negotiated in good faith from time to time.

On November 15, 2005, we entered into an engagement letter agreement with Credit Suisse for CS to act as our exclusive financial advisor with respect to the development, financing and review of certain financing matters in connection with the East Dubuque and Natchez projects. Under the letter agreement, we are obligated to pay CS an upfront retainer fee, a monthly retainer fee and success fees based on the completion of financings for the East Dubuque and Natchez projects as well as financing fees based on the gross proceeds raised by CS in connection with debt or equity financings for the projects.

Recent Accounting Pronouncements from Financial Statement Disclosures

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces APB (Accounting Principles Board) Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting

RENTECH, INC.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. We are exposed to the impact of interest rate changes related to our investment of current cash and cash equivalents. These funds are generally highly liquid with short-term maturities, and the related market risk is not considered material. Certain of our long-term debt and short-term debt are at fixed rates of interest. The remainder of our long-term and short-term debt is at variable interest rates. A hypothetical increase or decrease in interest rates by 1% would have changed interest expense on the variable rate loans by approximately $2,500 for the six months ended March 31, 2006. We believe that fluctuations in interest rates in the near term will not materially affect our consolidated operating results, financial position or cash flow.

Commodity Price Risk. Due to the acquisition of RCN, we are exposed to market risk due to changes in natural gas prices. Natural gas is a raw material used in the production of various nitrogen-based products that are manufactured at the East Dubuque Plant or are purchased from vendors. Market prices of nitrogen-based products are affected by changes in natural gas prices as well as supply and demand and other factors. As a normal course of business, REMC currently produces nitrogen-based fertilizer products during the winter and early spring to supply its needs during the high sales volume spring season. Nitrogen-based inventory remaining at the end of the spring season will be subject to market risk due to changes in natural gas prices and supply and demand. Currently, REMC purchases natural gas for use in its East Dubuque Plant on the spot market, and through short-term, fixed-supply, fixed-price and index-price purchase contracts which will lock in pricing for a portion of its natural gas requirements through the winter months which have demonstrated the highest degree of volatility. In the past, REMC has also purchased natural gas through short-term, fixed-supply, fixed-priced contracts. Notwithstanding these purchase contracts, REMC remains exposed to significant, although not excessive market risk. There has been a generally increasing trend in natural gas prices during the last three years due to various supply factors, including the increasing overall demand for natural gas from industrial users, which is affected, in part, by the general conditions of the United States economy, and other factors. Seasonal fluctuations exist within each year resulting from various supply and demand factors, such as the severity of winters affecting consumer consumption for heating, summers affecting industrial demand by utilities for electrical generation, among other factors. Changes in levels of natural gas prices and market prices of nitrogen-based products can materially affect REMC’s financial position and results of operations. A hypothetical increase of $0.10 per MMBTU of natural gas could increase the cost to produce one ton of ammonia by approximately $3.50. We are informed that RCN, prior to the acquisition, had experienced no difficulties in securing supplies of natural gas, however, natural gas is purchased at market prices and such purchases are subject to price volatility.

Upon conversion of the East Dubuque Plant to use coal as feedstock, we similarly would be subject to market risk due to changes in coal prices. An increase in the price of coal, after the conversion is completed, or in other commodities that we may use as feedstock at other plants we might acquire in the future could also adversely affect our operating results. We intend to enter into long-term coal contracts with established prices that are subject to escalators based on certain routine metrics. We expect that the term of the contracts would vary between 10 and 20 years. Coal demand in the domestic market is currently at a high level, and coal pricing has increased year-over-year in nearly every significant domestic market. It is not practicable at this time to quantify

RENTECH, INC.

the impact of a change in coal pricing as relates to the project as the coal contracts and final engineering of the project have not yet been completed.

ITEM 4.     CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was carried out, under the supervision and with the participation of our Chief Executive Officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended).  Based on that evaluation, our management, including the Chief Executive Officer and the principal financial officer, concluded that our disclosure controls and procedures were effective as of March 31, 2006 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  There were no significant changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2006 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

In the normal course of business, the Company is party to litigation from time to time.  The Company maintains insurance to cover certain actions.  We believe that resolution of such litigation will not have a material adverse effect on the Company.

ITEM 1A.   RISK FACTORS.

Set forth below are certain risk factors related to the Company’s business. The risk factors described below may not include all of the risk factors that could affect future results.  Actual results could differ materially from those anticipated as a result of these and various other factors, including the following risk factors, which the Company believes are the most significant and specific risks associated with its businesses, and those set forth in the Company’s other periodic and current reports filed with the Commission from time to time.

a.                                       Risks Related to Our Liquidity, Financial Condition, and Results of Operations

Our liquidity and capital resources are limited and we must raise substantial additional capital to execute our business plan and to fund our operations.

Our liquidity and capital resources are limited.  At March 31, 2006, as a result of recent equity financing transactions, we had positive working capital (current assets in excess of current liabilities) of $23,804,990, compared to negative working capital (current liabilities in excess of current assets) of $3,612,319 at March 31, 2005.  We must raise substantial additional capital, not only to execute our business plan of commercializing and licensing the Rentech Process and acquiring and converting nitrogen fertilizer and other plants, but also to continue our operations after existing funds are exhausted.  The level of corporate activity required to pursue our business opportunities and objectives has resulted in a materially increased cash burn rate. We believe that our currently available cash, cash flows from operations, funds from the potential sale of assets and other plans, which could include additional debt or equity financing, will be sufficient to meet our cash operating needs through the fiscal year ending September 30, 2006. In order to fund our working capital requirements and to fund our other plans, we expect to issue additional shares of common stock, we may issue shares of convertible preferred stock or other securities convertible into or exercisable or exchangeable for common stock or we may enter into additional debt instruments. Some of the securities to be offered will not be registered under the Securities Act of 1933, and may not be offered or sold in the United States absent an available exemption from registration. A substantial increase in indebtedness could result in substantially increased interest costs and the issuance of additional preferred stock could increase dividend costs, as well as transactional and other costs.

RENTECH, INC.

We have never operated at a profit. If we do not achieve significant amounts of additional revenues and become profitable, we may be unable to continue our operations.

We have a history of operating losses and have never operated at a profit. From our inception on December 18, 1981 through March 31, 2006, we have incurred losses in the amount of $80,173,453.  During the six months ended March 31, 2006, we had a net loss of $18,164,817.  If we do not achieve significant amounts of additional revenues and operate at a profit in the future, we may be unable to continue our operations at their current level. Ultimately, our ability to remain in business will depend upon earning a profit from commercialization of the Rentech Process.  We have not been able to achieve sustained commercial use of the technology as of this time.  Failure to do so would have a material adverse effect on our financial position, results of operations and prospects

We do not expect our historical operating results to be indicative of future performance.

Historically, our business focused on the development and licensing of our technology, the business of our wholly-owned subsidiary, Petroleum Mud Logging, Inc., which provides well logging services to the oil and gas industry, and other operations which have been discontinued. In the future, we expect to operate and convert the East Dubuque Plant and may acquire other fertilizers plants, and operate them while converting them to the Rentech Process.  We expect to finance a substantial part of the cost of these projects with indebtedness and the sale of equity securities.  Accordingly, our operating expenses, interest expense, and depreciation and amortization are all expected to increase materially if we succeed in making such acquisitions and effecting such financings. As a result, we do not expect that historical operating results will be indicative of future performance.

We most likely will have to record higher compensation expense as a result of the implementation of SFAS 123(R).

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services.  This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  We adopted SFAS No. 123(R) on October 1, 2005, using the modified prospective method for the adoption of its provisions, which results in the recognition of compensation expense for all share-based awards granted after the effective date and the recognition of compensation expense for all previously granted share-based awards that remain unvested at the effective date.  This change in accounting is not expected to materially impact our financial position.  However, because we previously accounted for share-based payments to employees using the intrinsic value method, our results of operations have not included the recognition of compensation expense for the issuance of stock option awards.  As a result of adopting SFAS 123(R), we recognized $6,123,216 of compensation expense for the six months ended March 31, 2006.  We believe that compensation expense recorded in future periods due to the implementation of SFAS No. 123(R) may be significantly higher than the amounts that would have been recorded in prior years.

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on the market’s perception of our business and our ability to raise capital.

We have documented and tested our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act.  The Sarbanes-Oxley Act requires management assessment of the effectiveness of our internal controls over financial reporting and an audit and report of such internal controls by our independent auditors addressing these assessments.  This assessment may be complicated by any changes to our business operations and as such standards are modified, supplemented or amended from time to time.  If we

RENTECH, INC.

fail to maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act.  We continue to dedicate resources and management time to ensuring that we have effective controls over financial reporting.  However, failure to achieve and maintain an effective internal control environment could have a material adverse effect on the market’s perception of our business and our ability to raise capital.

b.                                       Risks Related to the Rentech Process

Our receipt of revenues from licensees is dependent on their ability to successfully develop, construct and operate Fischer-Tropsch plants using the Rentech Process .

We have marketed licenses for use of the Rentech Process, and have one active licensee at this time: the Master License Agreement we entered into with DKRW-Advanced Fuels LLC and Site License Agreement with its wholly-owned subsidiary, Medicine Bow Fuels & Power, LLC, in January 2006. Under the license agreements, a licensee would be responsible for, among other things, obtaining governmental approvals and permits and sufficient financing for the large capital expenditures required.  The ability of any licensee to accomplish these requirements, and the efforts, resources and timing schedules to be applied by a licensee, will be controlled by the licensee.  Whether licensees are willing to expend the resources necessary to construct Fischer-Tropsch plants using the Rentech Process will depend on a variety of factors outside our control, including the prevailing price outlook for crude oil, natural gas, coal, petroleum coke and refined products.  In addition, our license agreements may generally be terminated by the licensee with cause.  Furthermore, our potential licensees may not be restricted from pursuing alternative Fischer-Tropsch technologies on their own or in collaboration with others, including our competitors, for projects other than the ones we might license in the future.

If our licensees do not proceed with commercial plants using the Rentech Process or do not successfully operate their plants, we will not significantly benefit from the licensing of our Fischer-Tropsch technology. To date, no licensee of the Rentech Process has proceeded to construct and operate a plant for which royalties on production would be due. If we do not receive payments under our license agreements, our anticipated revenues will be diminished. This would harm our results of operations, financial condition and prospects.

We and our licensees may be unable to successfully implement use of the Rentech Process at commercial scale Fischer-Tropsch plants, including the East Dubuque Plant.

A variety of results necessary for successful operation of the Rentech Process could fail to occur at a commercial plant, including the East Dubuque Plant.  Results that could cause commercial scale Fischer-Tropsch plants to be unsuccessful include:

•                  reaction activity different than that demonstrated in laboratory and pilot plant operations, which could increase the amount of catalyst or number of reactors required to convert synthesis gas into liquid hydrocarbons;

•                  shorter than anticipated catalyst life, which would require more frequent catalyst regeneration, catalyst purchases, or both;

•                  insufficient catalyst separation from the crude wax product stream could impair the operation of the product upgrading unit;

•                  product upgrading catalyst sensitivities to impurities in the crude FT products, which would impair the efficiency and economics of the product upgrade unit and require design revisions; and

RENTECH, INC.

•                  higher than anticipated capital and operating costs to design, construct or reconfigure and operate a Fischer-Tropsch plant.

If any of the foregoing were to occur, our capital and operating costs would increase.  In addition, our plants or those of our licensees could experience mechanical difficulties, either related or unrelated to elements of the Rentech Process.  Our failure to construct and operate a commercial scale, Fischer-Tropsch plant based on the Rentech Process could, and any such failure at the East Dubuque Plant would,  materially and adversely affect our business, results of operation, financial condition and prospects.

Plants that would use the Rentech Process rely upon complex gas process systems.  This creates risks of fire and explosions, which could cause severe damage and injuries, create liabilities for us, and materially and adversely affect our business.

Plants that use our Fischer-Tropsch technology process carbon-bearing materials, including coal and petroleum coke, into synthesis gas.  These materials are highly flammable and explosive.  Severe personal injuries and material property damage may result.  If such accidents did occur, we and our licensees could have substantial liabilities and costs.  We are not currently insured for these risks.  Furthermore, accidents of this type would likely adversely affect operation of existing as well as proposed plants by increasing costs for safety features.

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

We anticipate that our license agreements will require us to indemnify the licensee against specified losses relating to, among other things:

•                  use of patent rights and technical information relating to the Rentech Process; and

•                  acts or omissions by us in connection with our preparation of preliminary and final design packages for the licensee’s plant and approval of the licensee’s construction plans.

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

As is typical in the case of new and/or rapidly evolving technologies, demand and industry acceptance of the Rentech Process is highly uncertain. Historically, most applications of FT processes have not produced fuels that were economical compared to the price of conventional fuel sources.  Failure by the industry to accept the Rentech Process, whether due to unsuccessful use, uneconomic results, the novelty of our technology, the lower price of alternatively sourced fuels, or for other reasons, or if acceptance develops more slowly than expected, would materially and adversely affect our business, operating results, financial condition and prospects.

If a high profile industry participant were to adopt the Rentech Process and fail to achieve success, or if any commercial FT plant based on the Rentech Process were to fail to achieve success, other industry participants’ perception of the Rentech Process could be adversely affected. That could adversely affect our ability to obtain future license fees and generate other revenue. In addition, some oil companies may be motivated to seek to prevent industry acceptance of FT technology in general, or the Rentech Process in particular, based on their belief that widespread adoption of FT technology might negatively impact their competitive position.

RENTECH, INC.

If our competitors introduce new technology, new legislation or regulations are adopted, or new industry standards emerge, our technologies and products could become obsolete and unmarketable.

The markets for our services and products are characterized by rapidly changing competition, new legislation and regulations, and evolving industry standards. If we do not anticipate these changes and successfully develop and introduce improvements on a timely basis, we could lose some or all of our customers, which would have a material adverse effect on our business, financial condition, results of operations and prospects.

Our success depends in part on the successful and timely completion of our product development unit (“PDU”) and its subsequent operation.

Our success in designing, constructing, developing and operating a PDU on a timely basis is essential to our successful deployment of the Rentech FT technology as well as fulfilling our contractual obligations to DKRW Advanced Fuels LLC.  Under our agreement with DKRW-AF, we are required to satisfy certain testing procedures for the licensed technology at the PDU.  We must also obtain governmental approvals and permits as well as procure equipment and materials on a timely basis and a delay or failure in securing such governmental approvals, equipment and/or materials may cause significant harm to the Company. A variety of results necessary for successful operation of our Rentech Process could fail to be demonstrated by the PDU.  In addition, our PDU could experience mechanical difficulties related or unrelated to the Rentech Process.  If we are not able to successfully develop and operate a PDU utilizing the Rentech Process, we may not be able to obtain any further licensing agreements with third parties and this may cause a delay in our development of projects utilizing our Rentech Process, which would have a material adverse effect on our business, financial condition, results of operations and prospects.

Our success depends on the performance of our executive management team, project development team and technology group. The loss of key individuals within these groups would disrupt our business operations.

Our success in implementing our business plan is substantially dependent upon the contributions of our management team, project development team and technology group. We do not have key man life insurance for any of our officers or key employees. Economic success of the Rentech Process depends upon several factors, including design of the synthesis gas reactors for the plants and startup to achieve optimal plant operations, which are highly reliant on the knowledge, skills, and relationships unique to our key personnel.  Moreover, to successfully compete, we will be required to engage in continuous research and development regarding processes, products, markets and costs.  Unexpected loss of the services of key employees could have a material adverse effect on our business, operating results and financial condition.

Our success depends in part on our ability to protect our intellectual property rights, which involves complexities and uncertainties.

We rely on a combination of patents, copyrights, trademarks, trade secrets and contractual restrictions to protect our proprietary rights. Our business and prospects depend largely upon our ability to maintain control of rights to exploit our intellectual property. Our published and issued patents both foreign and domestic provide us certain exclusive rights (subject to licenses we have granted to others) to exploit our Fischer-Tropsch process. Our existing patents might be infringed upon, invalidated or circumvented by others. The availability of patents in foreign markets, and the nature of any protection against competition that may be afforded by those patents, is often difficult to predict and varies significantly from country to country. We, or our licensees, may choose not to seek, or may be unable to obtain, patent protection in a country that could potentially be an important market for our Fischer-Tropsch technology. The confidentiality agreements that are designed to protect our trade secrets could be breached, and we might not have adequate remedies for the breach. Additionally, our trade secrets and proprietary know-how might otherwise become known or be independently discovered by others.

RENTECH, INC.

We may not become aware of patents or rights of others that may have applicability in our Fischer-Tropsch technology until after we have made a substantial investment in the development and commercialization of our technologies. Third parties may claim that we have infringed upon past, present or future Fischer-Tropsch technologies. Legal actions could be brought against us, our co-venturers or our licensees claiming damages and seeking an injunction that would prevent us, our co-venturers or our licensees from testing, marketing or commercializing the affected technologies. If an infringement action were successful, in addition to potential liability for damages, our joint venturers or our licensees, and we could be subject to an injunction or required to obtain a license from a third party in order to continue to test, market or commercialize our affected technologies. Any required license might not be made available or, if available, might not be available on acceptable terms, and we could be prevented entirely from testing, marketing or commercializing the affected technology. We may have to expend substantial resources in litigation, in enforcing our patents or defending against the infringement claims of others, or both. If we are unable to successfully maintain our technology, including the Rentech Process, against claims by others, our competitive position would be harmed and our revenues could be substantially reduced, and our business, operating results and financial condition could be materially and adversely affected.

The Rentech Process may not compete successfully against Fischer-Tropsch technology developed by our competitors, many of whom have significantly more resources.

The development of Fischer-Tropsch technology for the production of liquid hydrocarbon products like ours is highly competitive. The Rentech Process is based on Fischer-Tropsch processes that have been known for almost 80 years and used in synthetic fuel projects for almost 50 years. Several major integrated oil companies, as well as several smaller companies, have developed or are developing competing technologies that they may offer to license to our potential customers. Each of these companies, especially the major oil companies, have significantly more financial and other resources than we do to spend on developing, promoting, marketing and using their Fischer-Tropsch technology. The United States Department of Energy has also sponsored a number of research programs in Fischer-Tropsch technology. Advances by others in their Fischer-Tropsch technology might lower the cost of processes that compete with the Rentech Process. As our competitors continue to develop Fischer-Tropsch technologies, some part or all of our current technology could become obsolete. Our ability to create and maintain technological advantages is critical to our future success. As new technologies develop, we may be placed at a competitive disadvantage, and competitive pressures may force us to implement new technologies at a substantial cost. We may not be able to successfully develop or expend the financial resources necessary to acquire new technology.

Our processes (including the Rentech Process) incorporate technologies and processes developed by third parties the failure of which could harm our prospects for success.

We incorporate processes and technologies developed by third parties into the processes used in our business, including the Rentech Process. Although we believe the incorporated processes and technologies are reliable, in some cases we have limited or no control over ensuring that such processes and technologies will perform as expected. If one or more of them were to fail, the failure could cause our processes to fall short of providing the results that we or our licensees desire, which would have a material adverse effect on our business, financial condition, results of operations and prospects.

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

RENTECH, INC.

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

c.                        Risks Related to Possible Inability to Complete Acquisitions and the Financing Required for the Acquisitions and Subsequent Operations

We are pursing alternative fuels projects, including one at Natchez, Mississippi, that will involve substantial expense and risk.

We are pursing opportunities to develop alternative fuels projects, including a proposal to gain site control and develop an FT plant in Natchez, Mississippi.  We are also considering other alternative fuels projects.  We do not have the financing for any of these acquisitions, conversions, developments or operations.  Moreover, the pursuit of such opportunities requires that we incur material expenses, including for financial, legal and other advisors, whether or not our efforts are successful.  Our pursuit of any of these alternative fuel projects involves significant risks, and our failure to successfully develop these projects, or failure to operate them successfully after we have developed them, could have a material adverse effect on our financial position and results of operations.

RCN’s operations have not been profitable and require substantial working capital financing.

RCN has sustained cumulative losses and has had cumulative negative cash flows from operations during the fiscal years ended December 31, 2005 and 2003.  For the fiscal year ended December 31, 2004, RCN operated at a profit and provided positive cash flows from operations.  The losses are the result, among other things, of very difficult market conditions in its industry, and of rapidly rising costs of the natural gas feedstock and energy required to produce nitrogen fertilizers.  Moreover, REMC’s business is extremely seasonal, with the result that working capital requirements in its off season are substantial. If we are not able to operate the East Dubuque Plant at a profit, or if we are not able to access a sufficient amount of financing for working capital, our business, financial condition and results of operations would be materially adversely effected.

The conversion of the East Dubuque Plant and the development of other alternative fuel projects will require several years and very substantial further financing, and may not be successful.

The engineering, design, procurement of materials, and construction necessary to convert the East Dubuque Plant to use coal as a feedstock and to include the Rentech Process is estimated to take several years and to cost approximately $810 million.  We cannot make assurances that we will be able to obtain this financing at all, or in the time required, and our failure to do so would prevent us from implementing our business plan as expected.  Further, acquisition and development of other alternative fuels projects could involve comparable or greater time commitments of capital, time and other resources.  Moreover, we have never undertaken any such projects, and the duration, cost, and eventual success of our efforts are all uncertain.

If we do not receive funds from additional financing or other sources of working capital for our business activities and future transactions, we will not be able to execute our business plan.

We need additional financing to maintain our operations, and substantially increased financing, revenues and cash flow to accomplish our goal of acquiring, converting or building process plants. We will continue to expend substantial funds to research and develop our technologies, to market licenses of the Rentech Process, and to acquire, convert or develop process plants. We intend to finance the conversion and development, and in

RENTECH, INC.

some cases the acquisition, of plants primarily through non-recourse debt financing at the project level. Additionally, we might obtain additional funds through joint ventures or other collaborative arrangements, and through debt and equity financing in the capital markets.

Financing for our projects may not be available when needed or on terms acceptable or favorable to us. In addition, we expect that definitive agreements with equity and debt participants in our capital projects will include conditions to funding, many of which could be outside our control. If we cannot obtain sufficient funds, we may be required to reduce, delay or eliminate expenditures for our business activities (including efforts to acquire, convert or develop process plants) and we may not be able to execute our business plan.

The level of indebtedness we expect to incur could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations.

As of March 31, 2006, our total indebtedness was $3,375,530.  Costs to effect the conversion of the East Dubuque Plant are estimated to be approximately $810 million which will require substantial further borrowing.  If we undertake additional projects, significant additional indebtedness may be required.

Our substantial debt could have important consequences, including:

•                  increasing our vulnerability to general economic and industry conditions;

•                  requiring a substantial portion of our cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities;

•                  limiting our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes; and

•                  limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our competitors who have greater capital resources.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. Failure to pay our indebtedness on time would constitute an event of default under the agreements governing our indebtedness, which would give rise to our lenders’ ability to accelerate the obligations and seek other remedies against us.

The revolving facility includes restrictive covenants that will limit our ability to operate our business.

Concurrently with the acquisition of RCN, REMC (formerly known as RCN) entered into the revolving facility. The revolving facility is secured by a lien on substantially all of REMC’s current assets, and imposes various restrictions and covenants on us, which could limit our ability to respond to changing business conditions that may affect our financial condition. In addition, our failure to comply with the restrictions and covenants would result in an event of default giving rise to the revolving facility lender’s right to accelerate our obligations under the revolving facility.

The Revolving Credit Facility also imposes various restrictions and covenants on REMC, including, without limitation, limitations on REMC’s ability to incur additional debt, guarantees or liens, ability to make distributions of dividends or payments of management or similar fees to affiliates, a minimum fixed charge

RENTECH, INC.

coverage ratio and a minimum tangible net worth covenant.

The issuance of shares of our common stock could result in the loss of our ability to use our net operating losses.

As of March 31, 2006, we had approximately $48,000,000 of tax net operating loss carryforwards. Realization of any benefit from our tax net operating losses is dependent on: (1) our ability to generate future taxable income and (2) the absence of certain future “ownership changes” of our common stock.  An “ownership change,” as defined in the applicable federal income tax rules, would place significant limitations, on an annual basis, on the use of such net operating losses to offset any future taxable income we may generate.  Such limitations, in conjunction with the net operating loss expiration provisions, could effectively eliminate our ability to use a substantial portion of our net operating losses to offset any future taxable income.

It is possible that we have incurred one or more “ownership changes” in the past, in which case our ability to use our net operating losses would be limited.  In addition, the issuance of shares of our common stock, could cause an ‘‘ownership change’’ which would also limit our ability to use our net operating losses. Other issuances of shares of our common stock which could cause an ‘‘ownership change’’ include the issuance of shares of common stock upon future conversion or exercise of outstanding options and warrants. In this regard, we contemplate that we would need to issue a substantial amount of additional shares of our common stock (or securities convertible into or exercisable or exchangeable for common stock) in connection with our proposed plans to finance the commercialization of the Rentech Process and the implementation of our business plan.

d.                        Risks Related to Our Operations after Acquisitions

Miscalculations in our assessment of operating the East Dubuque Plant may lead to us not having adequately evaluated the operating results and risks associated with the plant and could have a material adverse effect on our business, results of operations and financial condition.

We have never owned, converted, or operated a fertilizer plant.  The success of our acquisition of the plant requires an assessment of:

•                  available supply of natural gas at economical prices;

•                  operating costs;

•                  potential environmental liabilities, including hazardous waste contamination;

•                  permits and other governmental authorizations required for our operations;

•                  potential labor disputes resulting from REMC’s labor contracts which are due for renewal in October 2006; and

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

RENTECH, INC.

•                  unanticipated costs for the natural gas initially used and the subsequent coal feedstock;

•                  problems integrating the purchased operations, personnel or technologies;

•                  delayed or defective engineering plans for the conversion of the facility to FT Technology to use coal as a feedstock and the Rentech Process;

•                  cost overruns or delays in construction;

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

The construction of Fischer-Tropsch plants incorporating the Rentech Process, and our conversion of an existing plant to use coal and our Rentech Process, will be subject to risks of delay or cost overruns resulting from numerous factors, including the following:

•                  inability to obtain sufficient financing;

•                  inability to obtain timely issuance of additional permits, licenses and approvals by governmental agencies and third parties;

•                  inadequate engineering plans or delays, including those relating to the commissioning of newly designed equipment;

•                       inability to obtain on a timely basis from third parties the coal gasification and product upgrading systems for the plant;

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

RENTECH, INC.

•                  unfavorable local and general economic conditions.

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

The market for natural gas has been volatile. If prices for natural gas increase significantly, we may not be able to economically operate the East Dubuque Plant during the conversion phase while we continue to use natural gas as the feedstock. Further, once the East Dubuque Plant is converted to using coal, volatility in the price of coal could adversely affect us.

We plan to continue to operate the East Dubuque Plant with natural gas as the feedstock until we complete the conversion of the plant to use coal to produce the required synthesis gas. That will expose us to market risk due to increases in natural gas prices. The profitability of operating the facility is significantly dependant on the cost of natural gas as feedstock and the facility has operated in the past, and may operate in the future, at a net loss.  We expect to purchase natural gas for use in the plant on the spot market. We expect to also use short-term, fixed supply, fixed price forward purchase contracts to lock in pricing for a portion of our natural gas requirements. These may not protect us from increases in the cost of our feedstock. After the conversion is completed, an increase in the price of coal or in other commodities that we may use as feedstock at other plants we might acquire in the future could also adversely affect our operating results. The prices of coal, natural gas or other commodities that we might use as feedstock are subject to wide fluctuations due to a variety of factors that are beyond our control. Higher than anticipated costs for the catalyst and other materials used in these plants could also adversely affect operating results. These increased costs could materially and adversely affect our business, results of operations, financial condition and prospects.

Lower prices for nitrogen fertilizers or downturns in market demands could reduce the revenues and profitability of the East Dubuque Plant’s nitrogen fertilizer business.

Nitrogen fertilizer is a global commodity that experiences often unpredictable fluctuations in demand and an increasing supply on the world-wide market. In the recent past, nitrogen fertilizer prices have been volatile, often experiencing price changes from one growing season to the next. A downturn in nitrogen prices could have a depressing effect on the prices of most of the fertilizer products that we will sell, and might materially and adversely affect our ability to economically convert the nitrogen fertilizer plant to use coal and produce liquid hydrocarbon products using the Rentech Process.

Weather conditions may materially impact the demand for REMC products.

Weather conditions can have a significant impact on the farming economy and, consequently, on demand for the fertilizer products produced by the East Dubuque Plant. For example, adverse weather such as flood, drought or frost can cause a delay in, or even the cancellation of, planting, reducing the demand for fertilizer. Adverse weather conditions can also impact the financial position of the farmers who will buy our nitrogen fertilizer products, including those who are extended credit. This, in turn, may adversely affect the ability of those farmers to meet their obligations in a timely manner, or at all. Accordingly, the weather can have a material effect on our business, financial condition, results of operations and liquidity.

The business of the East Dubuque Plant is highly seasonal.

Sales of nitrogen fertilizer products from the East Dubuque Plant are seasonal, based upon the planting, growing and harvesting cycles. Most of the East Dubuque Plant’s annual sales have occurred between March and July of

RENTECH, INC.

each year due to the condensed nature of the planting season. Since interim period operating results reflect the seasonal nature of our business, they are not indicative of results expected for the full fiscal year. In addition, quarterly results can vary significantly from one year to the next due primarily to weather-related shifts in planting schedules and purchase patterns. We expect to incur substantial expenditures for fixed costs for the East Dubuque Plant throughout the year and substantial expenditures for inventory in advance of the spring planting season. Seasonality also relates to the limited windows of opportunity that nitrogen fertilizer customers have to complete required tasks at each stage of crop cultivation. Should events such as adverse weather or transportation interruptions occur during these seasonal windows, we would face the possibility of reduced revenue without the opportunity to recover until the following season. In addition, because of the seasonality of agriculture, we expect to face the risk of significant inventory carrying costs should its customers’ activities be curtailed during their normal seasons. The seasonality can negatively impact accounts receivable collections and bad debt.

The operations of the East Dubuque Plant are subject to risks and hazards that may result in monetary losses and liabilities.

The East Dubuque Plant’s business is generally subject to a number of risks and hazards, such as unusual weather, changes in the regulatory environment, explosions and fires. We are not currently insured for certain of these risks and insurance may not be available to us at reasonable rates in the future. Any significant interruption in our operations could adversely affect us.

A reduction in government incentives for FT fuels, or the relaxation of clean air requirements, could materially reduce the demand for FT fuels or the Rentech Process.

Federal law provides incentives for FT fuels, and technologies that produce the FT fuels, such as the Rentech Process. For instance, the Energy Policy Act of 2005, or EPACT 2005, provides for tax credits, grants, loan guarantees and other incentives to stimulate coal gasification to Fischer-Tropsch fuels and chemicals. The Highway Reauthorization and Excise Tax Simplification Act of 2005, or the Highway Act, also provides a $0.50 per gallon fuel excise tax credit for FT fuels from coal. We anticipate that our proposed projects may qualify for us to receive the incentives under EPACT 2005 and that FT fuels produced with the Rentech Process would qualify for the Highway Act’s tax credit. In addition, certain federal regulations that restrict air pollution provide an incentive for the use of FT fuels because they comply with the regulations in cases where conventional fuels might not. Changes in federal law or policy could result in a reduction or elimination in the incentives that apply to us or our ability to take advantage of them, or a relaxation of the requirements with respect to air pollutants created by conventional fuels. As a result, the reduction or elimination of government incentives or the relaxation of air pollution requirements could have a material adverse effect on our financial condition, results of operations and prospects.

Changes in United States government regulations and agricultural policy that affect the demand for products made at the East Dubuque Plant could materially and adversely affect its operations.

Because the application of fertilizer has been identified as a significant source of water pollution and can also result in the emissions of nitrogen compounds and particulate matter into the air, regulations may lead to decreases in the quantity of fertilizer applied to crops. Further, United States governmental policies may directly or indirectly influence factors affecting the East Dubuque Plant’s business, such as the number of acres planted, the mix of crops planted, crop prices, the level of grain inventories and the amounts of and locations where fertilizer may be applied. Changes in government programs that provide financial support to farmers could affect demand for the facility’s products. The market for our products could also be affected by challenges brought under the United States Federal Endangered Species Act and changes in regulatory policies affecting biotechnologically developed seed. We cannot predict the future government policy and regulatory framework affecting our business.

RENTECH, INC.

We could be subject to claims and liabilities under environmental, health and safety laws and regulations arising from the production and distribution of nitrogen fertilizers and alternative fuel products at our facilities.

The production and distribution of nitrogen fertilizers at the East Dubuque Plant, and alternative fuel products at that and any other alternative fuel facilities we may operate in the future, are subject to compliance with United States federal, state and local environmental, health and safety laws and regulations. These regulations govern operations and use, storage, handling, discharge and disposal of a variety of substances. For instance, under CERCLA, we could be held jointly and severally responsible for the removal and remediation of any hazardous substance contamination at our facilities, at neighboring properties (where migration from our facilities occurred) and at third party waste disposal sites. We could also be held liable for any consequences arising out of human exposure to these substances or other environmental damage. We may incur substantial costs to comply with these environmental, health and safety law requirements. We may also incur substantial costs for liabilities arising from past releases of, or exposure to, hazardous substances. In addition, we may discover currently unknown environmental problems or conditions. The discovery of currently unknown environmental problems or conditions, changes in environmental, health and safety laws and regulations or other unanticipated events could give rise to claims that may involve material expenditures or liabilities for us.

Acts of terrorism and continued conflict and instability in the Middle East could affect both the supply and price of various fertilizer materials that we sell.

Nitrogen-based agricultural materials such as ammonia, ammonium nitrate and urea have the potential for misuse by domestic or international terrorists, and the facilities where these materials are produced or stored and the transportation network through which they are distributed could be targeted. In addition, various crop protection products are hazardous and could be used in terrorist acts such as water supply contamination. The East Dubuque Plant could be targeted or materials distributed by it misused. Should such events occur, our business could be adversely affected and the limits of our insurance policies could be exceeded such that our ability to meet our financial obligations would be impaired. Further, instability in oil producing regions of the world could have the effect of driving up energy prices which could, in turn, affect natural gas prices and the economics of nitrogen-based fertilizers. Mechanized farming as currently practiced by our customers is energy intensive and sharp increases in fuel prices could limit their funds available for other inputs and thus adversely affect the demand for the products that we sell.

The nitrogen fertilizer industry is very competitive and the actions of our competitors could materially affect the results of operations and financial position of the Company

REMC operates in a highly competitive industry, particularly with respect to price. Its principal competitors in the distribution of crop production inputs include agricultural co-operatives (which have the largest market share in many of the locations that it serves), national fertilizer producers, major grain companies and independent distributors and brokers. Some of these competitors have greater financial, marketing and research and development resources than we do, or better name recognition, and can better withstand adverse economic or market conditions. In addition, as a result of increased pricing pressures caused by competition, REMC may in the future experience reductions in the profit margins on sales, or may be unable to pass future material price increases on to customers.

We need to rely on Royster-Clark as exclusive distributor of the nitrogen fertilizer products we would produce at the East Dubuque Plant.

We do not have any sales force or any previous experience in the production and distribution of the nitrogen fertilizer products that are produced at the East Dubuque Plant. As a result, we need to rely on Royster-Clark as

RENTECH, INC.

exclusive distributor of such products, pursuant to the Distribution Agreement executed on April 26, 2006. However, to the extent Royster-Clark and we are not able to reach an agreement with respect to the purchase and sale of products, we cannot assure you that we would be able to find other buyers for them. Our inability to sell the nitrogen fertilizer products produced at the East Dubuque Plant could result in significant losses and materially and adversely affect our business.

We need to incur significant costs and other resources to modify REMC’s financial reporting systems and to integrate it with our financial reporting systems.

REMC’s current financial reporting systems are insufficient to meet our specific future needs and need to be replaced as soon as practicable. In addition, following the completion of the update, we intend to integrate REMC’s financial reporting systems into our financial reporting systems. Until the integration has been completed, the operation of the two separate financial reporting systems could result in additional costs and difficulties that would not exist if one system were in place. In addition, while we have based our estimates of the costs and time it will take to complete the update and integration of such systems on our best estimates to date, we could encounter difficulties in the replacement or integration processes and incur significant costs and expend important resources in excess of our estimates.

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

As of March 31, 2006, there were 119,595,584 shares of our common stock outstanding.  As of that date, we also had an aggregate of 19,212,248 shares of common stock that may be issued upon exercise or conversion of outstanding convertible notes, restricted stock units, options and warrants. In April 2006, we issued an aggregate of 18,400,000 shares of our common stock and $57,500,000 in convertible senior notes, which are initially convertible into up to 14,332,003 shares of our common stock upon the satisfaction of certain conditions. In addition, we have two shelf registration statements; the first covering $29,940,000 aggregate offering price of securities (up to all of which could be issued as shares of common stock) and the second covering $44,097,200 in shares of our common stock for issuance in future financing transactions. At our annual meeting of shareholders on April 13, 2006, our shareholders authorized the Company to issue up to 40,000,000 shares of our common stock (or securities convertible into or exerciseable or exchangeable common stock) for up to an aggregate of $200,000,000 in gross proceeds, at a discount of up to 30% from the market price at the time of issuance and sale.  We expect the sale of common stock and common stock equivalents in material amounts will be necessary to finance the progress of our business plan and facilitate our licensing business.  Certain holders of our securities have, and certain future holders are expected to be granted, rights to participate in or to require us to file registration statements with the SEC for resale of common stock.

We cannot predict the effect, if any, that future sales of shares of our common stock into the market, or the availability of shares of common stock for future sale, will have on the market price of our common stock. Sales of substantial amounts of common stock (including shares issued upon the exercise of stock options and

RENTECH, INC.

warrants or conversion of convertible), or the perception that such sales could occur, may materially and adversely affect prevailing market prices for our common stock.

Protection provisions in our Amended and Restated Articles of Incorporation may deter a third party from seeking to acquire control of us, which may reduce the market price of our stock.

Our Amended and Restated Articles of Incorporation include provisions that may make it more difficult for a third party to acquire control of our Company. These provisions include grouping of the board of directors into three classes with staggered terms; a requirement that directors may be removed without cause only with the approval of the holders of 66 2/3% of the outstanding voting power of our capital stock; a requirement that permits us to disapprove any acquisition of more than 5% of our common stock or other securities if we determine in good faith the acquisition could cause us to be a personal holding company under the Internal Revenue Code; and a requirement that the holders of not less than 66 2/3% of the voting power of our outstanding capital stock approve certain business combinations of the Company with any holder of more than 10% of the voting power or an affiliate of any such holder unless the transaction is either approved by at least a majority of the uninterested and unaffiliated members of the board of directors or unless certain minimum price and procedural requirements are met. We also have a shareholder rights plan that authorizes issuance to existing shareholders of substantial numbers of preferred share rights or shares of common stock in the event a third party seeks to acquire control of a substantial block of our common stock. These provisions could deter a third party from tendering for the purchase of some or all of our stock and could have the effect of entrenching management and reducing the market price of our common stock.

The market price of Rentech common stock may decline.

The market price of Rentech stock may decline for a number of reasons, including if:

•                  the conversion of the East Dubuque Plant or other process plants is not completed in a timely and efficient manner;

•                  the acquisition of the REMC or other process plants does not yield the expected benefits to our revenues as rapidly or to the extent that may be anticipated by financial or industry analysts, stockholders or other investors;

•                  the effect of the acquisition of the REMC or other process plants on Rentech’s financial statements is not consistent with the expectations of the financial or industry analysts, stockholders or other investors;

•                  significant shareholders of Rentech decide to dispose of their shares of common stock because of any such transactions; or

•                  any of the other risks referred to in this section materialize.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders was held on April 13, 2006.  There were 88,539,191 shares of common stock represented at the meeting either in person or by proxy, comprising 74.1 percent of the issued and outstanding common stock of the Company entitled to vote at the meeting.  For Proposal Item 1, the election of directors, the results were as follow:  (i) 85,595,369 votes were cast in favor of the election of D. Hunt Ramsbottom for a three-year term, representing 96.6 percent of the outstanding shares entitled to vote, with 2,943,822 shares withheld from the vote.; (ii) 70,777,224 votes were cast in favor of the election of Dr. Erich W. Tiepel for a three-year term, representing 79.9 percent of the outstanding shares entitled to vote, with

RENTECH, INC.

17,761,967 shares withheld from the vote; and (iii) 86,916,805 shares were cast in favor of the election of Halbert S. Washburn for a three-year term, representing 98.1 percent of the outstanding share entitled to vote with 1,622,386 shares withheld from the vote.

For Proposal Item 2, the purchase of all of the issued and outstanding capital stock of Royster-Clark Nitrogen, Inc., 66,879,587 votes were cast for approval of the motion with 220,771 votes cast against the proposal, and 10,854 votes abstained. The votes in favor of approving the purchase of Royster-Clark Nitrogen, Inc. were 99.7 percent of the outstanding shares entitled to vote.

For Proposal Item 3, the issuance of 20% or more of the Company’s outstanding common stock at prices below market value, 65,769,540 shares of the outstanding common stock were voted for the proposal, 1,107,195 shares voted against the proposal, and 234, 477 shares abstained.  The votes in favor of issuance of 20% or more of Rentech’s outstanding common stock at prices below market value were 98% percent of the outstanding share entitled to vote.

For Proposal Item 4, the 2006 Incentive Award Plan, 53,306,006 shares were voted for the proposal, 11,949,502 shares were voted against the proposal, and 1,855,703 shares abstained.  The shares in favor of the 2006 Incentive Award Plan represented 79.4 percent of the outstanding shares entitled to vote.

For Proposal Item 5, discretion to the proxies with respect to any motion to adjourn or postpone the meeting to another time and date if such action is necessary to solicit additional proxies in favor of Proxy Items 1, 2, 3 or 4, 75,676,184 shares were voted for the proposal, 12,679,170 shares were voted against the proposal, and 183,837 shares abstained.  The shares in favor of the proposal to grant discretion to the proxies with respect to any motion to adjourn or postpone the meeting to another time and date if such action is necessary to solicit additional proxies in favor of Proxy Items 1, 2, 3 or 4, represented 85.5 percent of the outstanding shares entitled to vote.

For Proposal Item 6, to transact such other business as may properly come before the meeting or any adjournments or postponements of the meeting, 68,951,428 shares were voted in favor of the proposal, 17,609,085 shares were voted against and 1,978,677 shares abstained.  The shares in favor of the proposal to transact such other business as may properly come before the meeting or any adjournments or postponements of the meeting were 78.8 percent of the outstanding shares entitled to vote.

Accordingly, S. Hunt Ramsbottom, Dr. Erich W. Tiepel and Halbert S. Washburn received the highest number of votes cast in the election and were elected directors of the Corporation for three-year terms ending at the annual meeting of shareholders held in the year 2009 and when their successors are elected and qualified.  The shareholders also approved Proposal Items No. 2, 3, 4, 5 and 6 by a majority vote of the outstanding shares.

RENTECH, INC.

ITEM 6.     EXHIBITS.

Exhibit Index

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

RENTECH, INC.

Dated: May 10, 2006	/s/ D. Hunt Ramsbottom
D. Hunt Ramsbottom, President and
Chief Executive Officer

Dated: May 10, 2006	/s/ Geoffrey S. Flagg
Geoffrey S. Flagg
Chief Accounting Officer