Form 10-Q
period 2006-06-30
RENTECH INC /CO/
filed 2006-08-09
CIK 868725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

(Mark One)

☒                                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

10877 Wilshire Boulevard, Suite 710
Los Angeles, California 90024
(Address of principal executive offices)

(310) 208-7160
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

Yes ☐  No ☒

The number of shares of the Registrant’s common stock outstanding as of August 1, 2006 was 141,407,787.

RENTECH, INC.
Form 10-Q
Third Quarter ended June 30, 2006

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RENTECH, INC.

Condensed Consolidated Balance Sheets

	June 30, 2006	September 30, 2005
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$65,614,362	$24,720,713
Restricted cash	200,000	—
Accounts receivable, net of $136,255 allowance for doubtful accounts	10,055,828	988,853
Subscription receivable	—	12,255,550
Inventories	16,163,539	—
Other receivables, net	268,277	391,430
Receivable from related party	—	22,154
Prepaid expenses and other current assets	1,841,721	23,521
Total current assets	94,143,727	38,402,221

Property and equipment, net of accumulated depreciation of $3,841,694 and $2,204,304	60,094,947	3,394,488

Other assets
Licensed technology, net of accumulated amortization of $2,935,456 and $2,763,870	495,692	667,278
Goodwill	166,713	166,713
Investment in advanced technology companies (Note 6)	—	405,000
Technology rights, net of accumulated amortization of $251,778 and $230,197	35,968	57,549
Inventoried spare parts	1,987,969	—
Deferred acquisition costs	—	65,678
Deposits and other assets	5,033,230	333,022
Total other assets	7,719,572	1,695,240

Total assets	$161,958,246	$43,491,949

(Continued on following page)

See Notes to Condensed Consolidated Financial Statements

RENTECH, INC.

Condensed Consolidated Balance Sheets

(Continued from previous page)

	June 30, 2006	September 30, 2005
	(Unaudited)

Liabilities And Stockholders’ Equity
Current liabilities
Accounts payable	$3,631,477	$567,927
Accrued payroll and benefits	2,778,778	362,772
Deferred compensation	—	326,508
Accrued liabilities	3,095,757	826,503
Accrued interest	512,867	—
Accrued retirement payable	560,947	905,683
Lines of credit payable (Note 9)	9,164,088	499,218
Short-term debt (Note 7)	1,164,183	876,972
Current portion of long-term debt	95,655	254,973
Short-term convertible debt (Note 8)	—	1,020,862
Current portion of long-term convertible debt (Note 8)	589,875	729,406
Total current liabilities	21,593,627	6,370,824

Long-term liabilities
Long-term debt, net of current portion	1,113,840	1,323,974
Long-term convertible debt to related parties, net of current portion (Note 8)	56,648,038	643,958
Convertible notes payable to related parties (Note 10)	167,204	199,109
Lessee deposits	7,485	7,485
Accrued retirement payable	250,456	656,139
Investment in Sand Creek Energy, LLC	—	19,278
Total long-term liabilities	58,187,023	2,849,943
Total liabilities	79,780,650	9,220,767

Commitments and contingencies (Note 13)	—	—

Stockholders’ equity (Note 11)
Preferred stock - $10 par value; 1,000,000 shares authorized; 90,000 Series A convertible preferred shares authorized and 0 and 59,000 series A convertible preferred shares outstanding	—	590,000
Series C participating cumulative preferred stock - $10 par value; 500,000 shares authorized; no shares issued and outstanding	—	—
Common stock - $.01 par value; 250,000,000 shares authorized; 139,951,120 and 110,120,500 shares issued and outstanding	1,399,511	1,101,205
Additional paid-in capital	172,983,095	94,588,613
Accumulated deficit	(92,205,010)	(62,008,636)
Total stockholders’ equity	82,177,596	34,271,182

Total liabilities and stockholders’ equity	$161,958,246	$43,491,949

See Notes to Condensed Consolidated Financial Statements

RENTECH, INC.

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Revenues
Product sales	$17,643,260	$—	$17,643,260	$—
Service revenues	2,106,127	1,856,952	6,075,688	5,468,787
Total revenues	19,749,387	1,856,952	23,718,948	5,468,787

Cost of sales
Product costs	18,476,482	—	18,476,482	—
Service costs	1,561,430	1,293,735	4,380,146	4,006,997
Total cost of sales	20,037,912	1,293,735	22,856,628	4,006,997

Gross profit (loss)	(288,525)	563,217	862,320	1,461,790

Operating expenses
General and administrative expense	6,937,428	2,190,386	21,439,128	7,767,680
Depreciation and amortization	143,649	102,962	410,091	311,694
Research and development	4,337,117	58,797	8,776,197	239,203
Total operating expenses	11,418,194	2,352,145	30,625,416	8,318,577

Operating loss	(11,706,719)	(1,788,928)	(29,763,096)	(6,856,787)

Other income (expenses)
Loss on investments	—	—	(305,000)	—
Equity in loss of investee	—	(192,305)	—	(576,407)
Interest income	741,304	39,142	1,321,003	40,883
Interest expense	(1,088,081)	(475,300)	(1,522,220)	(2,351,167)
Gain (loss) on disposal of fixed assets	—	484	100,000	1,207
Miscellaneous income	21,939	—	21,939	—
Total other income (expense)	(324,838)	(627,979)	(384,278)	(2,885,484)

Net loss from continuing operations before income taxes	(12,031,557)	(2,416,907)	(30,147,374)	(9,742,271)

Income tax benefit (expense)	—	—	(49,000)	138,467

Net loss from continuing operations	(12,031,557)	(2,416,907)	(30,196,374)	(9,603,804)

Discontinued operations
Net loss from discontinued operations	—	(45,836)	—	(328,018)
Gain on sale of discontinued operations, net of tax of $0 and $138,467	—	—	—	560,777
	—	(45,836)	—	232,759

Net loss	$(12,031,557)	$(2,462,743)	$(30,196,374)	$(9,371,045)

Dividends on preferred stock	—	—	(74,437)	—
Deemed dividends related to beneficial conversion feature and warrants	—	(8,558,631)	—	(8,558,631)

Net loss applicable to common stockholders	$(12,031,557)	$(11,021,374)	$(30,270,811)	$(17,929,676)

Basic and diluted loss per common share
Continuing operations	$(0.089)	$(0.117)	$(0.247)	$(0.198)
Discontinued operations	$—	$(0.001)	$—	$0.003
Basic and diluted loss per common share	$(0.089)	$(0.118)	$(0.247)	$(0.195)

Basic and diluted weighted-average number of common shares outstanding	135,028,043	93,442,091	122,357,183	92,078,900

See Notes to Condensed Consolidated Financial Statements

RENTECH, INC.

Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

	Convertible Preferred Stock
	Series A		Series C		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, September 30, 2005 (audited)	59,000	$590,000	—	$—	110,120,500	$1,101,205	$94,588,613	$(62,008,636)	$34,271,182
Common stock issued for cash, net of offering costs					18,400,000	184,000	58,004,168	—	58,188,168
Common stock issued for cash on options and warrants exercised	—	—	—	—	4,955,129	49,551	6,515,184	—	6,564,735
Common stock issued for conversion of convertible notes	—	—	—	—	1,789,909	17,899	2,343,097	—	2,360,996
Beneficial conversion feature of convertible notes	—	—	—	—	—	—	874,875	—	874,875
Common stock issued for options exercised using deferred compensation and retirement payable	—	—	—	—	426,269	4,263	388,736	—	392,999
Stock based compensation issued for services	—	—	—	—	—	—	9,795,452	—	9,795,452
Preferred stock converted into common stock	(59,000)	(590,000)	—	—	4,259,313	42,593	547,407	—	—
Cash dividends paid on preferred stock	—	—	—	—	—	—	(74,437)	—	(74,437)
Net loss for the nine months ended June 30, 2006	—	—	—	—	—	—	—	(30,196,374)	(30,196,374)

Balance, June 30, 2006 (unaudited)	—	$—	—	$—	139,951,120	$1,399,511	$172,983,095	$(92,205,010)	$82,177,596

See Notes to Condensed Consolidated Financial Statements

RENTECH, INC.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended June 30,
	2006	2005
Cash flows from operating activities
Net loss	$(30,196,374)	$(9,371,045)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	1,632,079	309,494
Amortization	193,167	193,167
(Gain) loss on disposal of fixed assets	45,318	(1,207)
Non-cash interest expense	714,189	1,972,619
Non-cash lease commission expense	2,837	2,838
Equity in loss of investee	—	576,407
Write-off of acquisition costs	—	1,807,057
Write-off of debt issue costs	355,000	901,846
Write-off of offering costs	—	184,234
Accrued interest expense	519,129	104,940
Common stock issued for services	—	9,759
Gain on sale of subsidiary	—	(699,244)
Loss on investments	305,000	—
Stock based compensation issued for services	9,795,452	417,921
Changes in operating assets and liabilities
Accounts receivable	(8,469,735)	(151,338)
Costs and estimated earnings in excess of billings	—	177,010
Other receivables and receivable from related party	139,347	(142,440)
Inventories	(531,249)	(64,542)
Prepaid expenses and other current assets	233,506	417,810
Accounts payable	2,607,084	348,172
Billings in excess of costs and estimated earnings	—	(97,174)
Accrued retirement payable	(750,419)	—
Accrued liabilities, accrued payroll and other	3,389,157	21,136
Net cash (used) in operating activities	(20,016,512)	(3,082,580)

Cash flows from investing activities
Purchase of property and equipment	(2,408,518)	(148,149)
Proceeds from disposal of fixed assets	—	8,219
Proceeds from sale of investment	100,000	—
Increase in restricted cash	(200,000)	—
Proceeds from sale of subsidiary	—	1,700,000
Acquisition of REMC, net of cash received	(70,772,611)	—
Acquisition, net of cash received	(1,345,378)	—
Payments of acquisition costs	—	(1,150,101)
Deposits and other assets	(126,731)	(44,634)
Purchase of investments	—	(649,155)
Net cash (used) in investing activities	(74,753,238)	(283,820)

Cash flows from financing activities
Proceeds from issuance of common stock	62,560,000	—
Payments of offering costs	(4,371,831)	(169,618)
Payments of financial advisory fees	(1,000,000)	—
Proceeds from options and warrants exercised	6,564,734	1,465,966
Proceeds from issuance of preferred stock, net	—	8,315,000
Payment of dividends on preferred stock	(74,437)	(160,750)
Receipt of subscription receivable	12,255,550	—
Proceeds from issuance of convertible debt	57,500,000	—
Proceeds from long-term debt and notes payable	—	2,847,708
Payment of debt issuance costs	(4,339,314)	(991,177)
Proceeds from lines of credit, net	8,664,870	(643,387)
Payments on long-term convertible debt and notes payable	(2,096,171)	(719,920)
Net cash provided by financing activities	135,663,401	9,943,822

Increase in cash and cash equivalents	40,893,649	6,577,422

Cash and cash equivalents, beginning of period	24,720,713	255,417

Cash and cash equivalents, end of period	65,614,362	6,832,839

Less cash included in discontinued operations, end of period	—	(41,639)

Cash and cash equivalents included in continuing operations, end of period	$65,614,362	$6,791,200

(Continued on following page)

See Notes to Condensed Consolidated Financial Statements

RENTECH, INC.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

(Continued from previous page)

For the nine months ended June 30, 2006 and 2005, the Company made cash interest payments of $433,229 and $301,218. Excluded from the statements of cash flows for the nine months ended June 30, 2006 and 2005 were the effects of certain non-cash investing and financing activities as follows:

	Nine Months Ended June 30,
	2006	2005

Purchase of annual insurance financed with a note payable	$1,927,890	$587,919
Issuance of common stock for conversion of convertible notes payable	$2,360,996	$1,128,109
Beneficial conversion feature	$874,875	—
Warrants issued in conjunction with bridge loans	$—	$1,141,126
Deferred financing charges for convertible promissory notes	$—	315,685
Warrants issued in conjunction with convertible notes	$—	381,474
Warrants issued in conjunction with preferred stock	$—	3,513,009
Issuance of common stock from conversion of preferred stock	$5,900,000	$—
Acquisition costs written off that were included in accounts payable	—	62,138
Deferred acquisition costs included in accounts payable	$—	$—
Deferred offering costs included in accounts payable	$—	$30,019
Purchase of property and equipment with note payable	$52,095	$140,733
Issuance of common stock for options exercised using deferred compensation and retirement payable	$392,999	$—
Stock options and warrants issued as acquisition costs	—	305,150
Reclassification of line of credit to long-term debt	$—	$500,000

See Notes to Condensed Consolidated Financial Statements

RENTECH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In addition to our FT alternative fuels segment, we conduct our oil and gas field services segment through our wholly-owned subsidiary, Petroleum Mud Logging, Inc. (“PML”), and our nitrogen products manufacturing through our wholly-owned subsidiary, Rentech Energy Midwest Corporation.

We have developed and are in the process of commercializing our patented and proprietary technology that converts synthesis gas, a mixture of hydrogen and carbon monoxide derived from coal and other solid and liquid carbon-bearing materials, as well as from industrial gas and natural gas, into clean-burning, liquid hydrocarbon products, including diesel fuel, aviation fuel, naphtha, and other chemicals. Our Rentech Process is an advanced derivative of the FT process which is capable of using as feedstock a variety of naturally occurring hydrocarbons as well as gaseous, liquid and solid hydrocarbons.

Our business has historically focused on research and development of our FT technology and licensing it to third parties. During 2004, we decided to directly deploy our technology in select domestic projects in order to demonstrate commercial operation of the Rentech Process. We have begun to implement this strategy by purchasing Royster-Clark Nitrogen, Inc. (“RCN”), which owned and operated a natural gas-fed nitrogen fertilizer production facility in East Dubuque, Illinois. We plan to convert the existing nitrogen fertilizer complex from natural gas-fed to an integrated fertilizer and FT fuels production facility using coal gasification. We believe the acquisition will allow us to commercially deploy the Rentech Process on an accelerated basis by using the existing infrastructure and systems of the facility.

On April 26, 2006, we completed our acquisition of RCN through a subsidiary for the purchase price of $50 million, plus an amount equal to net working capital of RCN, which was approximately $20 million.  We are operating the existing nitrogen fertilizer complex, which is capable of producing 830 tons per day of ammonia from natural gas under the new name Rentech Energy Midwest Corporation (“REMC”).  As a result of the acquisition, our principal revenues and cost of sales are now derived from operation of the REMC facility.

We intend to continue to operate REMC’s East Dubuque facility for the production of nitrogen fertilizer products while we execute a phased conversion to a commercial scale FT fuel production facility.  In Phase 1 of the conversion, we intend to  add a commercially available coal gasification system that converts coal into syngas for use in fertilizer production. During Phase 1A of the conversion, we plan to add the Rentech Process to produce liquid hydrocarbon products, such as diesel and jet fuels, from the additional syngas produced from the coal gasification process.  We estimate we would need approximately $810 million of additional debt and equity financing to finance Phases 1 and 1A of the conversion of REMC’s nitrogen fertilizer plant (the “East Dubuque Plant”).

We are also pursuing the development of other alternative fuel projects, including one in Natchez, Mississippi that we and potentially a partner or partners would construct to produce FT liquid hydrocarbon and other products using the Rentech Process.  In April 2006, the State of Mississippi enacted a $15 million state funding initiative, including House Bill 1634, providing for site improvements at the location of the Company’s proposed Natchez Project.  Such funding would be subject to the Company meeting certain financial, employment and other criteria.  If the Company is successful in structuring an agreement for the land and satisfies the state funding criteria, Adams County, Mississippi will provide the Company with an improved site and port facilities necessary to meet the plant’s needs.

In addition, we are discussing proposals with owners of energy feedstocks for the joint development of alternative fuels projects and the use of the Rentech Process licensing arrangements.  On July 17, 2006, we entered into a Joint Development Agreement with Peabody Energy Corporation (“Peabody”), for the co-development of two coal-to-liquids (“CTL”) projects, which will be located on Peabody coal reserves.  The projects will convert coal into ultra-clean transportation fuels using the Company’s proprietary FT CTL process.  The companies intend to utilize Peabody’s reserves in Montana and the Midwest and will evaluate a mine-mouth project model to maximize cost and transportation advantages.  One project is targeted for

Note 1 — Description of Business and Basis of Presentation

Description of Business (continued)

production of 10,000 barrels per day of transportation fuels while the other is projected to produce up to 30,000 barrels per day.  The final locations, production volumes, product mixes and environmental considerations, including being “carbon capture” ready for each facility, will be determined during the initial development phases of the respective projects.  Under the terms of the Joint Development Agreement, Peabody and the Company will evaluate the projects in stages by determining the scope and feasibility of each project first.  After successful completion of these initial stages, Peabody and the Company expect to establish a project entity and then move forward with the Front End Engineering and Design (FEED) for each facility. Initially the companies will share the costs of any third party development expenses and have equal interests in the projects. With the exception of the agreed upon sites, the Joint Development Agreement is non-exclusive and either party may develop coal-to-liquids projects at other sites.

We currently have one active license arrangement.  On January 12, 2006, we entered into a Master License Agreement with DKRW-Advanced Fuels LLC (“DKRW-AF”) for the use of our coal-to-liquids technology and a related Site License Agreement with DKRW-AF’s wholly owned-subsidiary, Medicine Bow Fuels & Power, LLC, with respect to its proposed Medicine Bow Project in Medicine Bow, Wyoming.

Basis of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

Basis of Presentation

The accompanying condensed consolidated balance sheet as of June 30, 2006, the condensed consolidated statements of income for the three and nine months ended June 30, 2006 and 2005, and the condensed consolidated statements of cash flows for the nine months ended June 30, 2006 and 2005 are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  These unaudited consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2005 filed on December 9, 2005.

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

For the nine months ended June 30, 2006 and 2005, stock options for a total of 3,528,500 and 3,120,000 shares, stock warrants for a total of 11,289,204 and 12,475,435 shares, restricted stock units for a total of 1,607,000 and 0 shares, total convertible debt which is convertible into 14,664,682 and 3,932,494 shares and total Series A convertible preferred stock

Note 2 — Summary of Certain Significant Accounting Policies

Net Loss Per Common Share (continued)

which is convertible into a maximum of 0 and 11,250,000 shares were not included in the computation of diluted loss per share because their effect was anti-dilutive.

Restricted Cash

Restricted cash is comprised of cash that has been pledged as collateral on an outstanding letter of credit that is being used to lease office space.

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

Service revenues from our oil and gas field services segment are recognized based upon services provided during each month. Revenues are based upon the number of days worked on a well multiplied by the agreed upon daily rate. For jobs that are completed within the same month, revenue is recognized in that month. For jobs that take place over two or more months, revenue is recognized based on the number of days worked in that month.

Product sales revenues from our nitrogen products manufacturing segment are recognized when products are shipped and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable.

Technical services revenues from our alternative fuels segment are recognized as the services are provided during each month. Revenues from feasibility studies are recognized based on the percentage-of-completion method of accounting and per the terms of the contract. The percentage-of-completion method of accounting is discussed below in the section entitled Accounting for Fixed Price Contracts.

License fees and royalty fees from our alternative fuels segment are recognized when the revenue earning activities that are to be provided by the Company have been performed and no future obligation to perform services exists.

Rental income from our alternative fuels segment is recognized monthly as per the lease agreement, and is included in the alternative fuels segment as a part of service revenues.

Cost of sales

Cost of sales are primarily related to manufacturing costs related to the Company’s nitrogen and oil and gas field services and technical services. Cost of sales includes direct materials, direct labor, indirect labor, employee fringe benefits and other miscellaneous costs. Costs of sales include amounts related to shipping and handling charges to the Company’s customers.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization expense are computed using the straight-line method over the estimated useful lives of the assets as follows:

Building and building improvements	15-40 years
Machinery and equipment	5-10 years
Furniture, fixtures and office equipment	7-10 years
Computer equipment and software	3-7 years
Vehicles	3-5 years
Spare parts	Useful life of the spare parts or the related equipment
Leasehold improvements	Useful life or remaining lease term whichever is shorter

Platinum catalyst is amortized based on units of production.

Significant renewals and betterments are capitalized; costs of maintenance and repairs are expensed as incurred. When

Note 2 — Summary of Certain Significant Accounting Policies

Property and Equipment (continued)

property and equipment is retired or otherwise disposed of, the assets and accumulated depreciation or amortization are removed from the accounts and the resulting gain or loss is reflected in operations.

Inventories

Inventories are stated at the lower of cost or estimated net realizable value. The cost of inventories is determined using the first-in first-out method. The Company performs a quarterly analysis of its inventory balances to determine if the carrying amount of inventories exceeds their net realizable value. The analysis of estimated realizable value is based on customer orders, market trends and historical pricing. If the carrying amount exceeds the estimated net realizable value, the carrying amount is reduced to the estimated net realizable value.

The Company allocates fixed production overhead costs based on the normal capacity of its production facilities and unallocated overhead costs are recognized as expense in the period incurred.

Concentration of Credit Risk

The Company maintains its cash with a major financial institution located in the United States. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000 per legal entity. Throughout the year the Company maintained balances in excess of federally insured limits.  At June 30, 2006, the Company had approximately $64,984,663 in excess of FDIC insured limits.  The Company has not experienced any losses in such accounts.

The Company encounters a certain amount of risk as a result of a concentration of revenue from a few significant customers. Credit is extended to customers based on an evaluation of their financial condition. The Company generally does not require collateral or other security to support accounts receivable. The Company performs ongoing credit evaluations of its customers and records an allowance for potential bad debts based on available information. To date, such losses, if any, have been within management’s expectations.

The Company had one customer which accounted for 72% of net revenue for the nine months ended June 30, 2006.  The Company had two customers which accounted for 28% (each 14% individually) of net revenue for the nine months ended June 30, 2005. One customer had an outstanding account receivable balance of 85% of the total accounts receivable at June 30, 2006.  Three customers had outstanding accounts receivable balances in excess of 10% of the total accounts receivable at June 30, 2005 (18%, 11% and 11% individually) for a total of 40% of the total accounts receivable at June 30, 2005.

In addition to the concentration of credit risk, the Company is impacted by a number of other market risk factors, including the prevailing prices for natural gas which is the primary raw material component of nitrogen products.

Collective Bargaining Agreements

The Company employs certain workers that are members of the United Automobile, Aerospace and Agricultural Implement Workers of America (UAW). Approximately 75% of REMC’s employees are subject to a collective bargaining agreement which will expire in October 2006.

Stock Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision to Statement of Financial Accounting Standards 123, “Share-Based Payment” (“SFAS 123(R)”). The revision requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. SFAS 123(R) eliminates the alternative method of accounting for employee share-based payments previously available under Accounting Principles Board Opinion No. 25 (“APB 25”).  In April 2005, the FASB delayed the effective date of SFAS 123(R) to fiscal years beginning after June 15, 2005. Effective October 1, 2005, the Company adopted the provisions of SFAS 123(R) using the modified-prospective transition method. All share-based payments granted prior to our adoption of SFAS 123(R) were fully vested upon grant.  As a result, the Company did not recognize any compensation expense during the three and nine months ended June 30, 2005 related to such share-based payments.

Refer to footnote 5 in the Notes to Condensed Consolidated Financial Statements.

Note 3 — Business Acquisition

On April 26, 2006, the Company acquired all of the issued and outstanding common shares of Royster-Clark Nitrogen, Inc.  (“RCN”) for a purchase price of $72,561,115, consisting of $70,218,397 in cash consideration, $554,787 of capitalized costs directly related to the acquisition and $1,787,931 of current liabilities assumed.  RCN manufactured nitrogen-based fertilizers.  The acquisition was accounted for under the purchase method of accounting. All assets and liabilities of RCN were recorded based on their estimated fair values as follows:

Royster-Clark Nitrogen, Inc. net assets acquired:

Current assets, including $573 in cash	$16,348,473
Property, plant and equipment	54,509,574
Other assets	1,703,068
Current liabilities	(1,787,931)
$70,773,184

Subsequent to the acquisition, Royster-Clark Nitrogen, Inc. changed its name to Rentech Energy Midwest Corp. (“REMC”). The results of REMC’s operations have been included in the consolidated financial statements commencing from the acquisition date. The pro forma effect of the acquisition on the combined results of operations as if the acquisition had been completed on October 1, 2005 and 2004 are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005

Total revenues	$39,760,090	42,328,457	$96,956,782	90,219,214
Net income (loss) from operations	$(9,353,801)	3,934,409	$(29,743,524)	4,317,602
Net income (loss)	$(9,427,218)	4,025,668	$(27,133,623)	3,960,983
Basic and diluted income (loss) per common share	$(0.070)	(0.049)	$(0.222)	(0.050)

The pro forma financial information includes adjustments to eliminate certain items.  Total fertilizer product sales margins have been adjusted to reflect the price at which RCN’s products were sold to third party customers and represent the pricing that Rentech would expect to have received for the products sold from the plant during the time periods designated.

Additional adjustments were made to the estimated total cost of sales and marketing that Rentech would have paid to Royster-Clark under its Distribution Agreement related to the marketing and distribution of nitrogen fertilizer products from the plant.

Had the transaction closed on October 1, 2005 and 2004, Rentech would have paid certain amounts in interest related to issuances of convertible debentures.  Accordingly, Rentech would not have incurred any of the interest expense paid by RCN during the respective nine and three month periods.  Thus, a pro forma decrease in the three month period and a corresponding increase in the nine month period have been taken to adjust the total pro forma interest expense for RCN.

If the transaction had closed on October 1, 2005 and 2004, Rentech would have incurred certain amounts of depreciation expenses for the three and nine month periods related to the manufacturing machinery and equipment acquired.  Reductions have been reflected to adjust total depreciation expense incurred by RCN, and Rentech’s depreciation expense has been applied to the same periods to reflect what the company would have incurred in consolidation.

Finally, per Rentech’s accounting policy, turnaround expenses were removed for the three and nine month periods from RCN’s results.

The pro forma financial information is presented for informational purposes only and is not indicative of what the actual consolidated results of operations might have been had the acquisition occurred on October 1, 2005 and 2004.

The Company’s business has historically focused on research and development of its FT technology, and licensing it to third parties. During 2004, the Company decided to directly deploy its technology in select domestic projects in order to demonstrate commercial operation of the Rentech Process. The Company has begun to implement this strategy by purchasing RCN, which owns an operating natural gas-fed nitrogen fertilizer facility in East Dubuque, Illinois. The Company plans to convert the existing nitrogen fertilizer complex from natural gas to an integrated fertilizer and Fischer-Tropsch fuels production facility using coal gasification. The Company believes the acquisition will allow it to commercially deploy the Rentech Process on an accelerated basis by using the existing infrastructure and systems of the facility.

Note 4 — Inventories

Inventories as of June 30, 2006 consist of the following:

Raw materials	$2,154,511
Finished goods	14,009,028
$16,163,539

Note 5 — Accounting for Stock Based Compensation

Stock Options

The Company has seven stock option plans under which options have been granted to employees, including officers and directors of the Company, at a price not less than the fair market value of the Company’s common stock at the date the options were granted. Options under three of the plans are no longer granted because the maximum number of shares available for option grants under such plans has been reached. Under three of the plans, there are a total of 2,957,000 options available that may be granted to employees at a price not less than the fair market value of the Company’s common stock at the date the options are granted. Options under the Company’s stock option plan for the years 1990 through 1995 generally expire five years from the date of grant or at an alternative date as determined by the Compensation Committee of the Board of Directors of the Company that administers the plans. Options under the Company’s 2006 Incentive Award Plan generally expire between five and ten years from the date of grant or at an alternative date as determined by the committee of the Board of Directors of the Company that administers the plan.  Options under the Company’s stock option plan for the years 1990 through 1995 are generally exercisable on the grant date.  Options under the Company’s 2006 Incentive Award Plan are generally exercisable on the grant date or a vesting schedule between one and three years from the grant date as determined by the committee of the Board of Directors of the Company that administers the plans.

Effective October 1, 2005, the Company adopted SFAS 123(R) which requires all share-based payments, including grants of stock options, to be recognized in the statement of operations as an operating expense, based on their fair values.  Pro forma disclosure is no longer an alternative.  We previously accounted for our stock-based compensation using the intrinsic method as defined in APB Opinion No. 25 and accordingly, we have not previously recognized any expense for our stock option plans in our consolidated financial statements.  The Company elected to utilize the modified-prospective transition method as permitted by SFAS 123(R). Under this transition method, stock-based compensation expense for the three and nine months ended June 30, 2006 includes compensation expense for all stock-based compensation awards granted subsequent to September 30, 2005 based on grant-date fair value estimated in accordance with the provisions of SFAS 123(R).  In addition to stock options issued, we have also included the warrant issued to East Cliff Advisors, LLC, an entity controlled by D. Hunt Ramsbottom, the Company’s President and Chief Executive Officer, that was previously accounted for under APB 25, in implementing SFAS 123(R).  Please refer to section entitled “Warrants” in this footnote for further information regarding the warrant issued to East Cliff Advisors, LLC.  For options granted during the three and nine months ended June 30, 2006, the Company recorded $439,300 and $468,853 of related stock-based compensation expense, included in general and administrative expense. In accordance with SFAS 123(R), there was no tax benefit from recording this non-cash expense as such benefits will be recorded upon utilization of the Company’s net operating losses. The compensation expense reduced both basic and diluted earnings per share by $0.003 and $0.004 for the three and nine months ended June 30, 2006.  In accordance with the modified-prospective transition method of SFAS 123(R), results for prior periods have not been restated.

Stock options granted by the Company prior to those granted on July 14, 2006 were typically fully-vested at the time of grant and all outstanding and unexercised options were fully vested as of October 1, 2005.  Had compensation expense for our stock option plans been determined in accordance with the fair value method prescribed by SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation: An Amendment of FASB Statement No. 123, our net loss attributable to common shareholders and corresponding basic and diluted loss per share would have been the following for the first nine months of fiscal 2005:

Nine Months Ended June 30, 2005
Net loss from continuing operations
As reported	$(18,162,435)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$(127,017)
Pro forma	$(18,289,452)

Net loss per common share from continuing operations
As reported	$(.198)
Pro forma	$(.199)

Net loss from discontinued operations
As reported	$232,759
Pro forma	$232,759

Net loss per common share from discontinued operations
As reported	$.003
Pro forma	$.003

Total net loss applicable to common stockholders
As reported	$(17,929,676)
Pro forma	$(18,056,693)

Total net loss per common share
As reported	$(.195)
Pro forma	$(.196)

Note 5 — Accounting for Stock Based Compensation

Stock Options (continued)

The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options. The fair value of options at the date of grant and the assumptions utilized to determine such values are indicated in the following table:

	Nine Months Ended June 30,
	2006	2005

Risk-free interest rate	4.35% - 4.92%	2.60% - 4.18%
Expected volatility	58.0% - 61.0%	48.0% - 71.0%
Expected life (in years)	2.31 - 3	0.12 - 5
Dividend yield	0.0%	0.0%

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

During the three months ended June 30, 2006, the Company granted options for a total of 371,000 shares to various directors and employees.  As part of a board compensation package approved on April 13, 2006, options for a total of 90,000 shares were granted to six directors at an exercise price of $3.35.  The options vest on April 13, 2007, and have a six year term from the grant date.  These options were valued using the Black-Scholes option-pricing model which resulted in a charge to board compensation expense of $134,073.  Also on April 13, 2006, options for 121,000 shares were issued to four employees at exercise prices ranging from $3.35 to $4.25.  The options vested immediately and have a five year term from the grant date.  These options were valued using the Black-Scholes option-pricing model which resulted in a charge to compensation expense of $142,672.  On April 24, 2006, the Company granted options for 30,000 shares to an employee at an exercise price of $4.48.  The options vested immediately and have a five year term from the date of grant.  These options were valued using the Black-Scholes option-pricing model which resulted in a charge to compensation expense of $53,113.  On April 26, 2006, the Company granted options for 130,000 shares to two employees at an exercise price of $4.07.  The options vested immediately and have a five year term from the date of grant.  These options were valued using the Black-Scholes option-pricing model which resulted in a charge to compensation expense of $209,997.  On July 14, 2006, options for 1,125,000 shares were issued to thirty-nine employees and two consultants at an exercise price of $4.15.  The options vest over a three-year period such that one-third will vest on each of the one year, two year and three year anniversary dates of the date of grant, with the exception of 50,000 options granted to one consultant, whose grant vests over a two-year period such that one-half will vest on each of the one year and two year anniversary dates of the date of grant.  These options have a ten year term from the date of grant, and were valued using the Black-Scholes option-pricing model which resulted in a charge to compensation expense of $2,303,297.  On July 17, 2006, an option for 25,000 shares was issued to an employee at an exercise price of $4.12.  The options vested immediately and have a five year term from the date of grant.  These options were valued using the Black-Scholes option-pricing model which resulted in a charge to compensation expense of $40,593.

Note 5 — Accounting for Stock Based Compensation

Stock Options (continued)

Option transactions during the nine months ended June 30, 2006 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding at September 30, 2005	4,661,000	$1.35
Granted	391,000	3.90
Exercised	1,405,500	0.98
Canceled/Expired	118,000	0.90

Outstanding at June 30, 2006	3,528,500	$1.80	$10,060,030

Options exercisable at June 30, 2006	3,438,500	$1.76	$9,943,030

The aggregate intrinsic value was calculated based on the difference between the Company’s stock price on June 30, 2006 and the exercise price of the outstanding shares, multiplied by the number of outstanding shares as of June 30, 2006.  The total intrinsic value of options exercised during the nine months ended June 30, 2006 and 2005 were $3,303,455 and $611,079, respectively.

The following information summarizes stock options outstanding and exercisable at June 30, 2006:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.41-$0.47	559,500	0.98	$0.42	559,500	$0.42
$0.70-$0.94	580,000	2.55	0.89	580,000	0.89
$1.06-$1.14	225,000	2.56	1.10	225,000	1.10
$1.34-$1.50	300,000	3.51	1.48	300,000	1.48
$1.85-$1.88	508,000	4.04	1.85	508,000	1.85
$2.53	965,000	1.25	2.53	965,000	2.53
$3.35-$3.74	125,000	5.46	3.41	35,000	3.57
$4.00-$4.48	266,000	4.81	4.12	266,000	4.12

$0.41-$4.48	3,528,500	2.52	$1.80	3,438,500	$1.76

Warrants

During fiscal 2005, the Company issued a warrant to Management Resource Center, Inc, an entity controlled by Mr. Ramsbottom.  During the last quarter of fiscal 2005, Mr. Ramsbottom assigned the warrant to East Cliff Advisors, LLC, an entity controlled by Mr. Ramsbottom. The warrant is for the purchase of 3.5 million shares of the Company’s common stock at an exercise price of $1.82. The warrant has vested or will vest in the following incremental amounts upon such time as the Company’s stock reaches the stated closing prices for 12 consecutive trading days: 10% at $2.10 (vested); 15% at $2.75 (vested); 20% at $3.50 (vested); 25% at $4.25 (vested); and 30% at $5.25 (not vested).  The Company will recognize compensation expense as the warrant vests, as the total number of shares to be granted under the warrant was not known on the grant date.  In fiscal 2005, the Company accounted for the warrant under APB Opinion 25, “Accounting for Stock Issued to Employees” due to the employer-employee relationship between the Company and Mr. Ramsbottom.  Under APB Opinion 25, compensation cost was recognized for stock-based compensation issued to employees when the exercise price of the Company’s stock options granted is less than the market price of the underlying common stock on the date of grant. On September 2, 2005, 10%, or 350,000 shares underlying the warrant vested.  The Company recognized $332,500 of compensation expense under APB Opinion 25.  The Company also valued the vested shares at $656,394 using the Black-Scholes option-pricing model, which did not result in a charge to compensation expense under SFAS No. 123, and was shown as a pro-forma disclosure in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005.  On November 29, 2005, 15% or 525,000 shares underlying the warrant vested when the Company’s stock price traded at or above $2.75 for twelve consecutive days.  The Company accounted for these shares under SFAS No. 123(R), which was adopted October 1, 2005.  The Company valued the shares underlying the

Note 5 — Accounting for Stock Based Compensation

Warrants (continued)

warrant under the Black-Scholes option-pricing model which resulted in compensation expense of $844,531.  On December 23, 2005, another 20% or 700,000 shares underlying the warrant vested when the Company’s stock price traded at or above $3.50 for twelve consecutive days.  The Company accounted for the shares underlying the warrant under SFAS No. 123(R).  The Company valued the warrant under the Black-Scholes option-pricing model which resulted in compensation expense of $1,675,494.  On February 1, 2006, another 25% or 875,000 shares vested when the Company’s stock price traded at or above $4.25 for twelve consecutive days.  The Company accounted for these shares under SFAS No.123(R).  The Company valued the warrant under the Black-Scholes option-pricing model which resulted in compensation expense of $3,207,879.

The Company did not grant any warrants during the three months ended June 30, 2006, and no vesting occurred related to the warrant assigned to East Cliff Advisors, LLC.  For warrants vesting during the nine months ended June 30, 2006, the Company recorded $5,727,904 of related stock-based compensation expense, included in general and administrative expense.  The compensation expense reduced both basic and diluted earnings per share by $0.047 for the nine months ended June 30, 2006.

Warrant transactions during the nine months ended June 30, 2006 are summarized as follows:

	Number of Shares		Weighted Average Exercise Price

Outstanding at September 30, 2005	12,111,952		$1.44
Granted	3,153,150	(a)	2.00
Exercised	3,975,898		1.40
Canceled/Expired	—		—

Outstanding at June 30, 2006	11,289,204		$1.61

Warrants exercisable at June 30, 2006	11,289,204		$1.61

The following information summarizes warrants outstanding and exercisable at June 30, 2006:

	Outstanding				Exercisable
Range of Exercise Prices	Number Outstanding		Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.75	36,000		8.96	$0.75	36,000	$0.75
$1.00-$1.14	2,643,140		2.27	1.14	2,643,140	1.14
$1.30	60,000		2.00	1.30	60,000	1.30
$1.46-$1.61	5,100,064		1.77	1.61	5,100,064	1.61
$1.82	2,450,000	(a)	4.10	1.82	2,450,000	1.82
$2.41	1,000,000		7.54	2.41	1,000,000	2.41

$0.75-$2.41	11,289,204		2.93	$1.61	11,289,204	$1.61

(a) — includes 2,100,000 shares underlying the warrant issued to East Cliff Advisors, LLC that were accounted for under SFAS 123(R).  The aggregate intrinsic value of these shares was $5,943,000 as of June 30, 2006.

Restricted Stock Units

On April 13, 2006, the Company’s Board of Directors granted a total of 72,000 restricted stock units (“RSU’s”) that are to be settled in shares of common stock of the Company to six directors as part of a board compensation package approved on April 13, 2006.  The RSU’s will vest in four equal increments on the last day of each quarter for the next four fiscal quarters.  The Company determined the grant-date fair value of the RSU’s to be $241,200, which will be recognized as board compensation expense over the vesting period.

On May 11, 2006, we entered into an employment agreement with I. Merrick Kerr to serve as the Chief Financial Officer and an Executive Vice President of our Company.  The term of the employment agreement is for three years from May 15, 2006, subject to automatic renewal unless we or Mr. Kerr give prior notice.  In connection with the agreement, we agreed to grant Mr. Kerr 325,000 RSU’s that are to be settled in shares of common stock of the Company.  These RSU’s will vest over a

Note 5 — Accounting for Stock Based Compensation

Restricted Stock Units (continued)

three-year period such that one-third will vest on each of Mr. Kerr’s one year, two year and three year anniversary dates of his vesting commencement date of May 15, 2006, subject to partial or complete acceleration under certain circumstances, including termination without cause, ends his employment for good reason or upon a change in control (in each case as defined in the agreement).  If Mr. Kerr is terminated without cause, terminated for good reason or we fail to offer to renew this agreement on competitive terms, we will be obligated to accelerate the vesting of a portion of the restricted stock unit grant.  If a termination entitling Mr. Kerr to severance occurs during the period of three months prior and two years after a change in control, the full restricted stock unit grant will vest.  The Company determined the grant date fair value of the RSU’s to be $1,462,500.  This amount will be recorded as compensation expense on a straight line basis over the term of the employment agreement.

On June 19, 2006, the Company’s Board of Directors granted a total of 150,000 RSU’s to Colin M. Morris, the Company’s Vice President and General Counsel.  These RSU’s will vest over a three-year period such that one-third will vest on each of the one year, two year and three year anniversary dates of the vesting commencement date of June 19, 2006.  The Company determined the grant-date fair value of the RSU’s to be $648,000.  This amount will be recorded as compensation expense on a straight line basis over the term of the employment agreement.

For RSU’s granted during the three and nine months ended June 30, 2006, the Company recorded $548,883 and $914,642 of related stock-based compensation expense, included in general and administrative expense.  The compensation expense reduced both basic and diluted earnings per share by $0.004 and $0.008 for the three and nine months ended June 30, 2006.

RSU transactions during the nine months ended June 30, 2006 are summarized as follows:

Number of Shares

Outstanding at September 30, 2005	—
Granted	1,932,000
Canceled/Expired	325,000

Outstanding at June 30, 2006	1,607,000

RSU’s vested at June 30, 2006	—

Of the 1,607,000 RSU’s outstanding at June 30, 2006, 907,000 were granted pursuant to our 2006 Incentive Award Plan.  The other 700,000 RSU’s were not granted pursuant to a stock option plan but were “inducement grants.”  Such grants may be made without prior shareholder approval pursuant to the rules of the American Stock Exchange if the grants are made to new employees as an inducement to joining the Company, the grants are approved by the company’s independent compensation committee and terms of the grants are promptly disclosed in a press release.

Note 6 — Investment in Advanced Technology Companies

On May 29, 1998, the Company acquired a 10% ownership in INICA, Inc. for $3,079,107. During the fourth quarter of fiscal 2003, the Company exchanged its 10% ownership in INICA for a 2.28% ownership in the common stock of Global Solar Energy, Inc. (“GSE”) and a 5.76% ownership in the common stock of Infinite Power Solutions, Inc. (“IPS”). GSE manufactures and markets flexible photovoltaic (PV) modules, while IPS is developing micro-miniature thin-film rechargeable batteries. As of September 30, 2003, the Company assessed the value of its minority ownership interests in GSE and IPS based upon currently available information. We used the most recent equity transaction to establish a per share price for our shares in GSE as a baseline and then added a 25% premium for future upside potential. Our 410,400 shares were valued at $750,000. We used the most recent equity transaction to establish a per share price for our shares in IPS as a baseline and then added a 25% premium for future upside potential. Our 375,840 shares were valued at $450,000. As a result of that assessment, the Company recorded an impairment of investment of approximately $1,900,000, reducing the net realizable value of the investment to $1,200,000. As of September 30, 2004, the Company completed an assessment of the value of its minority ownership interests in GSE and IPS based upon currently available information. No additional equity transactions had occurred since the prior calculation was completed. The existing debt of GSE is convertible, but it is not expected to convert at less than the value of the most recent equity transaction. As a result of the significant difference between previously projected revenues and cash flow for fiscal 2004 and projections at the time, as well as the revised projections for fiscal 2005, management concluded that the premium added to the value of the stock was impaired. Therefore, we reduced our valuation of our GSE shares to value of the most recent equity transaction, or $611,500. Due to the fact that

Note 6 — Investment in Advanced Technology Companies (continued)

at that time IPS had only sufficient  cash to sustain itself through December 2004 and that it had not yet reached the point of signing a memorandum of understanding or a letter of intent with any potential new investors, management concluded that Rentech’s investment in IPS was impaired. As there were no definitive agreements that would lead us to believe that IPS would continue its operations into 2005, we concluded that the investment was fully impaired and we wrote our investment down to $0. As a result of that assessment, the Company recorded an impairment of investment of $588,500 in fiscal 2004 and the investment in the two advanced technology companies was recorded at the estimated net realizable value of $611,500. As of September 30, 2005, the Company completed another assessment of the value of its minority ownership interest in GSE based upon currently available information.  No additional equity transactions had occurred since the prior calculation was completed.  The parent company of GSE, Unisource, announced plans to sell their interest in GSE during 2005.  We used the anticipated sales price of the majority shares of GSE to value our minority shares.  As a result of an anticipated sales price that lowered the estimated per share value of our minority shares, management concluded that our investment was further impaired.  Therefore, we reduced our valuation of our GSE shares to a value determined by the anticipated sales price of GSE, or $405,000.  In March 2006, the Company reached an agreement with Unisource and exchanged all of its 410,400 shares of GSE for $100,000.  As a result of that transaction, the Company recognized an impairment of its investment in GSE of $305,000.

Note 7 —Debt

On May 1, 2006, the Company entered into an unsecured short-term note payable, to finance insurance premiums, totaling $1,284,186.  The note payable matures on March 1, 2007 and bears interest at 6.74% with monthly payments of principal and interest.  As of June 30, 2006, the balance of the May 1, 2006 note was $1,033,168. The addition of this note increases the balance of unsecured short-term notes payable related to financed insurance premiums to $1,164,183.

Note 8 — Convertible Debt

On August 28, 2003, the Company entered into two convertible notes totaling $865,000 with existing stockholders of the Company.  Funds of $550,000 were received in fiscal 2003, and $315,000 was received during the three months ended December 31, 2003.  The notes would bear interest at 10% and mature on August 28, 2006, with all unpaid principal and interest due at that time.  Interest-only payments are due on the first day of each month.  The market price of the Company’s common stock was greater than the conversion rate included in the notes.  As a result, the Company recorded $187,000 in deferred financing charges related to these notes during the nine months ended March 31, 2004.  The notes are convertible at any time in whole or in part into registered common stock of the Company at a conversion rate of $0.45 per share.  On January 3, 2006, one of these notes totaling $250,000 was converted into 555,556 shares of the Company’s common stock at a conversion price of $0.45.  The balance of the remaining convertible note at June 30, 2006 was $615,000, which is shown net of unamortized deferred financing charges of $25,125 on the balance sheet for a total of $589,875.  On July 11, 2006, the balance of the note was converted into 1,366,667 shares of the Company’s common stock at a conversion price of $0.45.

On May 20, 2005, the Company issued two convertible promissory notes to then-current directors of the company totaling $1,000,000.  The promissory notes had no maturity date, and bear annual interest at the Wall Street Journal Prime Rate plus 2% (9.75% at May 1, 2005).  Commencing on the earlier of 90 days after the date of the notes or the date that an effective registration statement is on file with the Securities and Exchange Commission, any outstanding principal balance of these notes may, at the option of the holder, be converted at any time or from time to time into common stock of the Company at a conversion price of $1.52 per share.  The Company may, at its option, require the holders to convert all their convertible debt into common shares if the market price for the common stock for the preceding 20 trading days has been $2.70 or more per share. Interest is payable monthly in arrears on the last day of each month, in cash or at the option of the Company, payable in shares of the Company’s registered, free-trading common stock at a conversion price of $1.52 per share.  In connection with the notes, the Company issued stock purchase warrants for the purchase of 657,981 shares of common stock.  The warrants have an exercise price of $1.61 per share of common stock, and may be exercised for three years ending on April 7, 2008.  The warrants were valued using the Black-Scholes option-pricing model, which resulted in debt issuance charges of $381,474.  The issuance of the notes resulted in a beneficial conversion feature of $315,685.  The beneficial conversion feature was fully amortized to interest expense in fiscal 2005.  On December 14, 2005, Mr. Ray’s note totaling $125,000 was converted into 82,237 shares of the Company’s common stock at a conversion price of $1.52 per share.  On May 18, 2006, Mr. Zimel’s note totaling $875,000 was converted into 575,658 shares of the Company’s common stock at a conversion price of $1.52 per share.  Upon conversion, the remaining beneficial conversion feature was fully amortized to interest expense.

On April 18, 2006, the Company closed its concurrent public offerings (the “Offerings”) of 16,000,000 shares of common stock at a price per share of $3.40 and $50 million principal amount of its 4.00% Convertible Senior Notes Due 2013 (the

Note 8 — Convertible Debt (continued)

“Notes”).  In connection with the closings, the Company, and Wells Fargo Bank, National Association, as the Trustee, entered into an Indenture dated April 18, 2006 (the “Indenture”). Certain subsidiaries of the Company are also parties to the Indenture, although none of the subsidiary guarantors has any obligation under the Notes.  Also on April 18, 2006, the Company executed an Officers’ Certificate and a form of note to establish the terms of the Notes. The Notes bear interest at the rate of 4.00% per year on the principal amount of the Notes, payable in cash semi-annually in arrears on April 15 and October 15 of each year, beginning October 15, 2006. The Notes are the Company’s general unsubordinated unsecured obligations, ranking equally in right of payment to all of the Company’s existing and future unsubordinated unsecured indebtedness, and senior in right of payment to any of the Company’s future indebtedness that is expressly subordinated to the Notes. The Notes are junior in right of payment to all of the Company’s existing and future secured indebtedness to the extent of the value of the collateral securing such obligations and structurally subordinated in right of payment to all existing and future obligations of the Company’s subsidiaries, including trade credit. The Notes are not guaranteed by any of the Company’s subsidiaries.

Holders may convert their Notes into shares of the Company’s common stock (or cash or a combination of cash and shares of common stock, if the Company so elects) at an initial conversion rate of 249.2522 shares of the Company’s common stock per $1,000 principal amount of Notes (which represents a conversion price of approximately $4.0120 per share of common stock), under the following circumstances: (1) during any fiscal quarter, if the closing sale price of the Company’s common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter exceeds 120% of the conversion price per share on such last trading day, (2) if the Company has called the Notes for redemption, (3) if the average of the trading prices of the Notes for any five consecutive trading day period is less than 98% of the average of the conversion values of the Notes during that period, (4) if the Company makes certain significant distributions to the holders of its common stock, (5) in connection with a transaction or event constituting a fundamental change or (6) at any time on or after January 15, 2013 until the close of business on the business day immediately preceding the maturity date.  In the event of a fundamental change, the Company may be required to pay a make-whole premium on Notes converted in connection with the fundamental change. The make-whole premium will be payable in shares of the Company’s common stock, or the consideration into which of the Company’s common stock has been converted or exchanged in connection with such fundamental change, on the repurchase date for the Notes after the fundamental change.

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

On April 24, 2006, the underwriters of the Company’s concurrent public offerings exercised in full their over-allotment options by purchasing an additional $7.5 million of convertible senior notes.  Including the over-allotment purchases, the Company’s offering of convertible senior notes totaled $57.5 million in net proceeds to the Company of approximately $53.7 million after deducting the underwriting discounts, commissions, fees and other expenses.  The issuance of the notes resulted in a beneficial conversion feature of $874,875, which is amortized to interest expense over the term of the notes.  The balance of the convertible senior notes at June 30, 2006 were $57,500,000, which is shown net of unamortized deferred financing charges of $851,962 on the balance sheet for a total of $56,648,038.

Note 9 — Lines of Credit

On February 25, 2002, the Company entered into a $1,000,000 business line of credit agreement with Premier Bank through our former 56% owned subsidiary, REN Corporation.  The line of credit would bear interest at prime plus 1.5% (9.25% at May 1, 2006), and interest is accrued and payable monthly.  On February 27, 2002, the Company purchased a $500,000 certificate of deposit with Premier Bank, to be used as collateral on the line of credit.  On September 29, 2004, the Company entered into an amended agreement with Premier Bank whereby the Company redeemed the $500,000 certificate of deposit and applied it against the outstanding balance of the loan.  In addition, the available line of credit amount was reduced from $1,000,000 to $500,000.  On July 29, 2005, the line of credit was transferred from REN Corporation to Petroleum Mud Logging, Inc. (“PML”).  The terms of the loan remained the same, however, the guarantee by the minority shareholder of REN Corporation and the collateral of the first deed of trust on the real property of REN Corporation were eliminated from the

Note 9 — Lines of Credit (continued)

loan collateral.  In addition, two debt covenants were added to the loan whereby PML must maintain a minimum tangible net worth of not less than $1,400,000 and the balance of the line of credit is not to exceed 70% of the accounts receivable balance less than 90 days.  The amended line of credit matured on May 1, 2006, at which time all unpaid principal and interest were due.  The line of credit was collateralized by the first deeds of trust on the real property of Petroleum Mud Logging, Inc. and was guaranteed by Rentech.  On May 1, 2006, the Company paid $503,080 to pay off the principal and accrued interest due on the line, and as a result, the balance of this line of credit was $0 at June 30, 2006.

On April 26, 2006, REMC entered into a Financing Agreement (the “Revolving Credit Facility”) with The CIT Group/Business Credit, Inc. to support the working capital needs of REMC’s East Dubuque, Illinois nitrogen fertilizer plant. The Revolving Credit Facility has a maximum availability of $30 million, subject to borrowing base limitations, and bears interest at the Chase Bank Rate plus 0.25% for Chase Bank Rate Loans and LIBOR rate plus 2.50% for LIBOR Loans.  Subject to the conditions and limitations stipulated in the agreement, we may elect that such principal debt will be Chase Bank Rate Loans, LIBOR Loan, or a combination of both.  The interest rate at June 30, 2006 was 8.25%. The Revolving Credit Facility is guaranteed by RDC, and is secured by a first priority security interest in all of REMC’s current assets, including, without limitation, all receivables, accounts, inventories and general intangibles. The Revolving Credit Facility also imposes various restrictions and covenants on REMC, including, without limitation, limitations on REMC’s ability to incur additional debt, guarantees or liens, ability to make distributions or dividends or payments of management fees or similar fees to affiliates, a minimum fixed charge coverage ratio and a minimum tangible net worth covenant.  In addition, the facility provides for a letter of credit guarantee by CIT which would be deducted from the $30 million maximum availability.  As of June 30, 2006, REMC had aggregate borrowings under the Revolving Credit Facility of $9,164,088 and letter of credit guarantees under the facility of $0.

Note 10 — Related Party Transactions

During January 2003, the Company began to defer monthly salary payments to certain officers. These officers and the Company entered into convertible notes in the amount of such deferred salary payments. The notes would bear interest at 9% and mature in twelve months, with all unpaid principal and interest due at that time. Within the first 120 days, the notes may be converted in whole or in part into unregistered common stock of the Company at a conversion rate of $0.45 per share if the closing market price for the Company’s common stock for three consecutive days exceeds $1.00 per share. After the first 120 days, the notes may be converted in whole or in part into unregistered common stock of the Company without respect to the closing market price of the Company’s common stock at a conversion rate of $0.45 per share for the deferrals between January 1, 2003 and March 31, 2003 and at the closing market price for the month in which any subsequent deferral occurs. On September 30, 2005, these convertible promissory notes were amended to extend the term to September 30, 2008 and to reduce the interest rate to the prime rate published by the Wall Street Journal (6.75% at June 30, 2006). On October 11, 2005, one of these notes valued at $37,407 was converted into 83,126 shares of the Company’s common stock at a conversion rate of $0.45 per share.  As of June 30, 2006 the balance of the remaining three convertible notes was $167,204.

Note 11 — Stockholders’ Equity

Common Stock

On April 18, 2006, the Company closed its concurrent public offerings of 16,000,000 shares of common stock at a price per share of $3.40 and $50 million principal amount of its 4.00% Convertible Senior Notes Due 2013.  On April 24, 2006, the underwriters of the Company’s concurrent public offerings exercised in full their over-allotment options by purchasing an additional 2.4 million shares of common stock at a price per share of $3.40.  Including the over-allotment purchases, the Company’s offering of common stock totaled 18.4 million shares with proceeds of $62,560,000, resulting in net proceeds to Rentech of $58,188,168 after deducting the underwriting discounts, commissions, and fees.

Note 12 — Segment Information

The Company operates in three business segments as follows:

Nitrogen products manufacturing — The Company manufactures a variety of upgraded nitrogen fertilizer products.

Alternative fuels - The Company develops and markets processes for conversion of low-value, carbon-bearing solids or gases into valuable liquid hydrocarbons.

Note 12 — Segment Information (continued)

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Nitrogen products manufacturing	$17,643,260	$—	$17,643,260	$—
Alternative fuels	28,913	101,856	95,285	540,195
Oil and gas field services	2,077,214	1,755,096	5,980,403	4,928,592

	$19,749,387	$1,856,952	$23,718,948	$5,468,787
Operating income (loss):
Nitrogen products manufacturing	$(1,142,939)	$—	$(1,142,939)	$—
Alternative fuels	(10,806,358)	(2,180,196)	(29,550,078)	(7,886,491)
Oil and gas field services	242,578	391,268	929,921	1,029,704

	$(11,706,719)	$(1,788,928)	$(29,763,096)	$(6,856,787)

Depreciation and amortization:
Nitrogen products manufacturing	$571,830	$—	$571,830	$—
Alternative fuels	131,575	110,799	374,104	331,888
Oil and gas field services	65,937	49,996	185,817	140,977

	$769,342	$160,795	$1,131,751	$472,865

Interest expense
Nitrogen products manufacturing	$129,402	$—	$129,402	$—
Alternative fuels	950,960	473,363	1,356,487	2,346,767
Oil and gas field services	7,719	1,937	36,331	4,400

	$1,088,081	$475,300	$1,522,220	$2,351,167

Equity in net loss of investees:
Alternative fuels	$—	$(192,305)	$—	$(576,407)

Expenditures for additions of long-lived assets:
Nitrogen products manufacturing	$1,746,961	$—	$1,746,961	$—
Alternative fuels	442,361	8,254	524,875	37,025
Oil and gas field services	144,680	65,077	188,777	207,217

	$2,334,002	$73,331	$2,460,613	$244,242

Net income (loss) from continuing operations before income taxes:
Nitrogen products manufacturing	$(1,250,402)	$—	$(1,250,402)	$—
Alternative fuels	(11,016,014)	(2,806,722)	(29,790,562)	(10,768,063)
Oil and gas field services	234,859	389,815	893,590	1,025,792

	$(12,031,557)	$(2,416,907)	$(30,147,374)	$(9,742,271)

Note 12 — Segment Information (continued)

	June 30, 2006	September 30, 2005

Investment in equity method investees:
Alternative fuels	$—	$(19,278)

Total assets:
Nitrogen products manufacturing	$86,978,359	$—
Alternative fuels	71,719,751	40,751,015
Oil and gas field services	3,260,136	2,740,934

	$161,958,246	$43,491,949

Revenues from external customers are shown below for groups of similar products and services:

	Nine Months Ended June 30,
	2006	2005
Revenues:
Nitrogen products manufacturing	$17,643,260	$—
Technical services	—	172,237
Feasibility studies	—	275,122
Rental income	95,285	92,836
Mud logging services	5,980,403	4,928,592

	$23,718,948	$5,468,787

Note 13 — Commitments and Contingencies

On April 21, 2006, we entered into a lease agreement, dated as of March 30, 2006 (the “Lease Agreement”), with Center West (the “Landlord”) for the office lease of the Suites Nos. 708 and 710 of the building located at 10877 Wilshire Boulevard, in Los Angeles, California (the “Office Space”). The Office Space will serve as our administrative offices. The total rentable area of the office space is approximately 7,181 square feet. The term of the Lease Agreement (the “Lease Term”) is forty-nine (49) months commencing upon July 1, 2006 (the “Commencement Date”). The Company will pay an annual basic rent of $323,145 (the “Annual Basic Rent”) in twelve (12) equal monthly installments of $26,928 (the “Monthly Basic Rent”). The Annual Basic Rent shall be increased by three and one-half percent (3.5%) per annum, on a cumulative and compounded basis, commencing on the first anniversary of the Commencement Date and thereafter on each subsequent anniversary thereof. In addition, the Company is obligated to pay its proportional share of the increase in certain real estate taxes and operating costs for the building each year. Concurrently with the execution of the Lease Agreement, the Company and the Landlord entered into a rider to the Lease Agreement (the “Rider”). The Rider provides that the Monthly Basic Rent with respect to Suite 708 will be fully abated for the initial six (6) months of the Lease Term and the Monthly Basic Rent with respect to Suite 710 will be fully abated for the initial month of the Lease Term. The Rider also provides that the Company is not initially obligated to lease all the Parking Spaces until the seventh (7th) month of the Lease Term. The Company is also obligated to carry and maintain certain insurance coverage during the Lease Term. Under the Lease Agreement, the Company was required to provide a security deposit of $29,856. Pursuant to the Rider, the Company was required to deliver a $200,000 letter of credit (the “Letter of Credit”) in favor of the Landlord to remain in place as security for the performance of the Company’s obligations under the Lease Agreement until 30 days after the expiration of the Lease Term. If the Company has not failed to perform its obligations under the Lease Agreement, the amount of the Letter of Credit shall be reduced to the following amounts on the anniversary of the Commencement Date: (i) Second Anniversary - $150,000; (ii) Third Anniversary - $100,000; and (iii) Fourth Anniversary - $50,000.

Note 13 — Commitments and Contingencies (continued)

On April 26, 2006, RDC entered into a Distribution Agreement with Royster-Clark Resources, LLC, a subsidiary of Royster-Clark, Inc. (“RCR”), pursuant to which RCR is obligated to use commercially reasonable efforts to promote the sale of, and to solicit and secure orders from its customers for nitrogen fertilizer products comprising anhydrous ammonia, granular urea, UAN solutions and nitric acid and related nitrogen-based products manufactured at the East Dubuque Plant and to purchase from REMC all nitrogen fertilizer products manufactured at the facility for prices to be negotiated in good faith from time to time.  RDC must pay RCR a commission for these services. RDC’s rights under the Distribution Agreement include the right to store specified amounts of its ammonia at RCR’s ammonia terminal in Niota, Illinois for a monthly fee.

On May 26, 2006, REMC entered into a Professional Services Agreement with Kiewit Energy Company (“KEC”), a subsidiary of Kiewit Corporation.  WorleyParsons Group, Inc., who has a separate contractual relationship with KEC, will lead the Front End Engineering and Design (“FEED”).  FEED services will include the planned coal gasification conversion of REMC’s natural gas-fed ammonia fertilizer facility in East Dubuque, Illinois and the production of ultra-clean fuels based on the Company’s Fischer-Tropsch (“FT”), coal-to-liquids (“CTL”) technology.  The Company intends to implement ConocoPhillips E-Gas ™ Technology for clean coal gasification at the site to produce syngas initially for use in the production of ammonia and ammonia-based fertilizers and ultra-clean FT fuels.  The FEED contract for the first phase of the project, which includes the conversion of the ammonia plant feedstock to coal derived syngas and the installation of FT liquids production, has been initiated.  The results of the FEED work will be used in advance of the project and will provide a basis for an Engineering Procurement and Construction Contract.  FEED activities are scheduled for completion during first half of the 2007.

During the quarter ended June 30, 2006, the Company entered into fixed quantity natural gas contracts, which were short-term in duration.  These contracts committed the Company to quantities of natural gas (daily MMBTU’s) at prices linked to the NYMEX index.  The Company has commitments to purchase natural gas under these contracts of approximately $10,912,672 as of June 30, 2006.

Note 14 — Subsequent Events

On July 17, 2006, we entered into a Joint Development Agreement with Peabody Energy Corporation, for the co-development of two CTL projects, which will be located on Peabody coal reserves.  The projects will convert coal into ultra-clean transportation fuels using the Company’s proprietary FT CTL process.  The companies intend to utilize Peabody’s reserves in Montana and the Midwest and will evaluate a mine-mouth project model to maximize cost and transportation advantages.  One project is targeted for production of 10,000 barrels per day of transportation fuels while the other is projected to produce up to 30,000 barrels per day.  The final locations, production volumes, product mixes and environmental considerations, including being “carbon capture” ready for each facility, will be determined during the initial development phases of the respective projects.  Under the terms of the Joint Development Agreement, Peabody and the Company will evaluate the projects in stages by determining the scope and feasibility of each project first.  After successful completion of these initial stages, Peabody and the Company expect to establish a project entity and then move forward with the Front End Engineering and Design for each facility. Initially the companies will share the costs of any third party development expenses and have equal interests in the projects. With the exception of the agreed upon sites, the Joint Development Agreement is non-exclusive and either party may develop coal-to-liquids projects at other sites.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain information included in this report contains, and other reports or materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company or its management) contain or will contain, “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, Section 27A of the Securities Act of 1933, as amended, and pursuant to the Private Securities Litigation Reform Act of 1995.  The forward-looking statements may relate to financial results and plans for future business activities, and are thus prospective.  The forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by the forward-looking statements.  They can be identified by the use of terminology such as “may,” “will,” “expect,” “believe,” “intend,” “plan,” “estimate,” “anticipate,” “should” and other comparable terms or the negative of them.  You are cautioned that, while forward-looking statements reflect our good faith belief and best judgment based upon current information, they are not guarantees of future performance and are subject to known and unknown risks and uncertainties.  Factors that could affect Rentech’s results include our ability to obtain financing for acquisitions, capital expenditures and working capital purposes; integrating and operating our recently acquired nitrogen fertilizer plant in East Dubuque, Illinois, and obtaining financing for the proposed conversion of the plant; our acquisition, construction, and conversion of other plants to use coal as a feedstock and to produce liquid hydrocarbon products using our technology; our ability to obtain natural gas at reasonable prices while we convert the East Dubuque plant to use coal; our ability to secure long-term coal supply contracts on reasonable terms; sales prices for the products of the plant; our ability to successfully integrate and operate other acquisitions; environmental requirements; success in obtaining customers for our technology, products and services; the decision of our licensees, potential licensees, joint developers and potential joint developers to proceed with and the timing of any project using our technology; the entry into definitive agreements with others related to a project; and the risk factors detailed in “Part II. Other Information — Item 1A. Risk Factors” below and from time to time to time in the Company’s periodic reports and registration statements filed with the Securities and Exchange Commission.  Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995, and thus are current only as of the date made.  Other factors that could cause actual results to differ from those reflected in the forward-looking statements include dangers associated with facilities construction and operation of gas processing plants like those using the Rentech Process, risks inherent in making investments and conducting business in foreign countries, protection of intellectual property rights, competition, and other risks described in this report.

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

OVERVIEW OF OUR BUSINESSES

We have developed and are in the process of commercializing our patented and proprietary technology that converts synthesis gas, a mixture of hydrogen and carbon monoxide derived from coal and other solid and liquid carbon-bearing materials, as well as from industrial gas and natural gas, into clean-burning, liquid hydrocarbon products, including diesel fuel, aviation fuel, naphtha, and other chemicals. Our Rentech Process is an advanced derivative of the FT process which is capable of using as feedstock a variety of naturally occurring hydrocarbons as well as gaseous, liquid and solid hydrocarbons.

Our business has historically focused on research and development of our FT technology and licensing it to third parties. During 2004, we decided to directly deploy our technology in select domestic projects in order to demonstrate commercial operation of the Rentech Process. We have begun to implement this strategy by purchasing Royster-Clark Nitrogen, Inc. (“RCN”), which owned and operated a natural gas-fed nitrogen fertilizer production facility in East Dubuque, Illinois. We plan to convert the existing nitrogen fertilizer complex from natural gas-fed to an integrated fertilizer and FT fuels production facility using coal gasification. We believe the acquisition will allow us to commercially deploy the Rentech Process on an accelerated basis by using the existing infrastructure and systems of the facility.

On April 26, 2006, we completed our acquisition of RCN through a subsidiary for the purchase price of $50 million, plus an amount equal to net working capital of RCN, which was approximately $20 million.  We are operating the existing nitrogen fertilizer complex, which is capable of producing 830 tons per day of ammonia from natural gas under the new name Rentech Energy Midwest Corporation (“REMC”).  As a result of the acquisition, our principal revenues and cost of sales are now derived from operation of the REMC facility.

We intend to continue to operate REMC’s East Dubuque facility for the production of nitrogen fertilizer products while we execute a phased conversion to a commercial scale FT fuel production facility.  In Phase 1 of the conversion, we intend to  add a commercially available coal gasification system that converts coal into syngas for use in fertilizer production. During Phase 1A of the conversion, we plan to add the Rentech Process to produce liquid hydrocarbon products, such as diesel and jet fuels, from the additional syngas produced from the coal gasification process.  We estimate we would need approximately $810 million of additional debt and equity financing to finance Phases 1 and 1A of the conversion of REMC’s nitrogen fertilizer plant (the “East Dubuque Plant”).

We are also pursuing the development of other alternative fuel projects, including one in Natchez, Mississippi that we and potentially a partner or partners would construct to produce FT liquid hydrocarbon and other products using the Rentech Process.  In April 2006, the State of Mississippi enacted a $15 million state funding initiative, including House Bill 1634, providing for site improvements at the location of the Company’s proposed Natchez Project.  Such funding would be subject to the Company meeting certain financial, employment and other criteria.  If the Company is successful in structuring an agreement for the land and satisfies the state funding criteria, Adams County, Mississippi will provide the Company with an improved site and port facilities necessary to meet the plant’s needs.

In addition, we are discussing proposals with owners of energy feedstocks for the joint development of alternative fuels projects and the use of the Rentech Process licensing arrangements.  On July 17, 2006, we entered into a Joint Development Agreement with Peabody Energy Corporation (“Peabody”), for the co-development of two coal-to-liquids (“CTL”) projects, which will be located on Peabody coal reserves.  The projects will convert coal into ultra-clean transportation fuels using the Company’s proprietary FT CTL process.  The companies intend to utilize Peabody’s reserves in Montana and the Midwest and will evaluate a mine-mouth project model to maximize cost and transportation advantages.  One project is targeted for production of 10,000 barrels per day of transportation fuels while the other is projected to produce up to 30,000 barrels per day.  The final locations, production volumes, product mixes and environmental considerations, including being “carbon capture” ready for each facility, will be determined during the initial development phases of the respective projects.  Under the terms of the Joint Development Agreement, Peabody and the Company will evaluate the projects in stages by determining the scope and feasibility of each project first.  After successful completion of these initial stages, Peabody and the Company expect to establish a project entity and then move forward with the Front End Engineering and Design (FEED) for each facility. Initially the companies will share the costs of any third party development expenses and have equal interests in the projects. With the exception of the agreed upon sites, the Joint Development Agreement is non-exclusive and either party may develop coal-to-liquids projects at other sites.

We currently have one active license arrangement.  On January 12, 2006, we entered into a Master License Agreement with DKRW-Advanced Fuels LLC (“DKRW-AF”) for the use of our coal-to-liquids technology and a related Site License Agreement with DKRW-AF’s wholly owned-subsidiary, Medicine Bow Fuels & Power, LLC, with respect to its proposed Medicine Bow Project in Medicine Bow, Wyoming.

For further information concerning our business, see Note 1 to our consolidated financial statements included elsewhere in this report, and “Item 1A — Risk Factors.”

OVERVIEW OF FINANCIAL CONDITION, LIQUIDITY, AND RESULTS OF OPERATIONS

At June 30, 2006, we had working capital of $72,550,099.  For working capital we have historically relied upon sales of our equity securities and borrowings. We have a history of operating losses, have never operated at a profit, and for the nine months ended June 30, 2006, had a net loss of $30,196,374.

We believe that our currently available cash and cash flows from operations will be sufficient to meet our cash operating needs through the fiscal year ending September 30, 2006.  However, we will need substantial amounts of capital that we do not now have to fund our plans beyond the end of fiscal year 2006, including the conversion of the East Dubuque Plant to the Rentech Process, the development of our product development unit (“PDU”) in Commerce City, Colorado, and other possible development projects such as the Natchez Project and the potential projects with Peabody Energy Corporation. In order to fund portions of these future plans and our future working capital requirements, we expect to issue additional shares of our common stock and other equity or debt securities. In order to fund our development projects, including the conversion of the East Dubuque facility, we expect to raise substantial amounts of capital by issuing debt at the project level, rather than the Rentech, Inc. level, and we plan to partner with strategic or financial investors who can provide a portion of the necessary project equity. Some of the securities to be offered will not be registered under the Securities Act of 1933, and may not be offered or sold in the United States absent an available exemption from registration.

For further information concerning our potential financing needs and related risks, see “Item 1A — Risk Factors.”

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

Revenue Recognition.  For all of our operating segments, revenue is only recognized when there are no uncertainties regarding customer acceptance; persuasive evidence that an agreement exists documenting the specific terms of the transaction; the sales price is fixed or determinable; and collectibility is reasonably assured. Management assesses the business environment, the customer’s financial condition, historical collection experience, accounts receivable aging and customer disputes to determine whether collectibility is reasonably assured. If collectibility is not considered reasonably assured at the time of sale, the Company does not recognize revenue until collection occurs.  Service revenues from our oil and gas field services segment are recognized based upon services provided during each month. Revenues are based upon the number of days worked on a well multiplied by the agreed upon daily rate. For jobs that are completed within the same month, revenue is recognized in that month. For jobs that take place over two or more months, revenue is recognized based on the number of days worked in that month.  Product sales revenue from our nitrogen products manufacturing segment are recognized when products are shipped and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable.  Technical services revenues from our alternative fuels segment are recognized as the services are provided during each month. Revenues from feasibility studies are recognized based on the percentage-of-completion method of accounting and per the terms of the contract. The percentage-of-completion method of accounting is discussed below in the section entitled Accounting for Fixed Price Contracts.  License fees and royalty fees from our alternative fuels segment are recognized when the revenue earning activities that are to be provided by the Company have been performed and no future obligation to perform services exists.  Rental income from our alternative fuels segment is recognized monthly as per the lease agreement, and is included in the alternative fuels segment as a part of service revenues.

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

RESULTS OF OPERATIONS

More detailed information about our financial statements is provided in the following portions of this section. On April 26, 2006, we acquired all of the outstanding stock of Royster-Clark Nitrogen, Inc., the owner and operator of a nitrogen fertilizer plant in East Dubuque, Illinois. Accordingly, RCN’s results have been included in Rentech’s results since the acquisition date. As a result, the fluctuations in the operating results of Rentech for the three and nine month periods ended June 30, 2006 as compared to the three and nine month period ended June 30, 2006 are due generally to the acquisition of RCN.

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

The following table provides revenues, operating income (loss) and net loss from continuing operations by each of our business segments for the three and nine months ended June 30, 2006 and 2005.

Comparison of Changes Between Periods

The following table sets forth, for the three and nine months ended June 30, 2006 and 2005, a comparison of changes between the periods in the components of our Consolidated Statements of Operations from continuing operations:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Nitrogen products manufacturing	$17,643,260	$—	$17,643,260	$—
Alternative fuels	28,913	101,856	95,285	540,195
Oil and gas field services	2,077,214	1,755,096	5,980,403	4,928,592

Total revenues	$19,749,387	$1,856,952	$23,718,948	$5,468,787

Operating income (loss):
Nitrogen products manufacturing	$(1,142,939)	$—	$(1,142,939)	$—
Alternative fuels	(10,806,358)	(2,180,196)	(29,550,078)	(7,886,491)
Oil and gas field services	242,578	391,268	929,921	1,029,704

Total operating loss	$(11,706,719)	$(1,788,928)	$(29,763,096)	$(6,856,787)

Net loss from continuing operations before income taxes:
Nitrogen products manufacturing	$(1,250,402)	$—	$(1,250,402)	$—
Alternative fuels	(11,016,014)	(2,806,722)	(29,790,562)	(10,768,063)
Oil and gas field services	234,859	389,815	893,590	1,025,792
Total net loss from continuing operations before income taxes	$(12,031,557)	$(2,416,907)	$(30,147,374)	$(9,742,271)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Gross Profit Percentage
Nitrogen products manufacturing	(4.7)%	—	(4.7)%	—
Oil and gas field services	24.8%	31.9%	26.8%	31.3%
Technical services	—	(37.8)%	—	(38.5)%
Rental income	100.0%	100.0%	100.0%	100.0%
	(1.5)%	30.3%	3.6%	26.7%

As a Percentage of Consolidated Net Sales
Nitrogen products manufacturing	89.3%	—	74.4%	—
Oil and gas field services	10.5%	94.6%	25.2%	90.1%
Technical services	—	3.8%	—	8.2%
Rental income	0.2%	1.6%	0.4%	1.7%
	100.0%	100.0%	100.0%	100.0%

Operating expenses
General and administrative expense	35.1%	118.0%	90.4%	142.0%
Depreciation and amortization	0.7%	5.5%	1.7%	5.7%
Research and development	22.0%	3.2%	37.0%	4.4%
	57.8%	126.7%	129.1%	152.1%

Operating loss	(59.3)%	(96.3)%	(125.5)%	(125.4)%

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005

Other income (expenses)
Loss on investments	—	—	(1.3)%	—
Equity in loss of investee	—	(10.4)%	—	(10.5)%
Interest income	3.8%	2.1%	5.6%	0.7%
Interest expense	(5.5)%	(25.6)%	(6.4)%	(43.0)%
Miscellaneous income	0.1%	—	0.1%	—
	(1.6)%	(33.9)%	(2.0)%	(52.8)%
Net loss from continuing operations before income taxes	(60.9)%	(130.2)%	(127.1)%	(178.1)%

THREE AND NINE MONTHS ENDED JUNE 30, 2006 COMPARED TO JUNE 30, 2005:

Continuing Operations:

Revenues

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Nitrogen products manufacturing	$17,643,260	$—	$17,643,260	$—
Oil and gas field services	2,077,214	1,755,096	5,980,403	4,928,592
Technical services	—	71,269	—	447,359
Rental income	28,913	30,587	95,285	92,836
Total services revenues	$19,749,387	$1,856,952	$23,718,948	$5,468,787

Nitrogen products manufacturing.  Product sales are provided by our nitrogen products manufacturing segment.  Product sales include the sale of various nitrogen fertilizer products manufactured at our East Dubuque Plant, which we acquired on April 26, 2006.  The East Dubuque Plant is designed to produce anhydrous ammonia, nitric acid, ammonium nitrate solutions and carbon dioxide using natural gas as a feedstock.  Product sales for the three and nine months ended June 30, 2006 were $17,643,260 and $17,643,260.  We had no such product sales during the three and nine months ended June 30, 2005.

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

Petroleum Mud Logging, Inc.  Service revenues in the amount of $2,077,214 and $5,980,403 were derived from contracts for our oil and gas field services for the three and nine months ended June 30, 2006.  Our oil and gas field service revenues for the three and nine months ended June 30, 2006 increased by $322,118, or 18% and $1,051,811, or 21%, from the service revenues of $1,755,096 and $4,928,592 for the three and nine months ended June 30, 2005.  The increase in oil and gas field services revenue was due to a continued high level of demand for our mud logging services consistent with our service market.  Therefore, we had a continued high utilization rate of our 38 manned units and we also had more of our similarly equipped limited service units in the field for the three and nine months ended June 30, 2006 as compared to the three and nine months ended June 30, 2005.  We had 30 limited service units as of June 30, 2006, compared to 14 limited service units as of June 30, 2005.

Our alternative fuels segment has historically provided service revenues, including revenue earned for technical services provided to certain customers related to the Rentech Process.  These technical services were performed at our development and testing laboratory.  We had no technical services revenue during the three and nine months ended June 30, 2006 as compared to $71,269 and $447,359 during the three and nine months ended June 30, 2005.  During the three and nine months ended June 30, 2005, we recognized revenue related to our technical services agreement with Wyoming Business Council.  We had no such revenue during fiscal 2006 as we continued to focus on the PDU and development of the conversion of our East Dubuque Plant.

Rental income is also included in our service revenues.  We leased part of our development and testing laboratory building to a tenant.  Rental income from this tenant contributed $28,913 and $95,285 in revenue during the three and nine months ended June 30, 2006 as compared to $30,587 and $92,836 during the three and nine months ended June 30, 2005.  Rental income is included in our alternative fuels segment because the rental income is generated from the laboratory building that houses our development and testing laboratory, which is part of the alternative fuels segment.

Cost of Sales

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Cost of sales:
Nitrogen products manufacturing	$18,476,482	—	$18,476,482	—
Oil and gas field services	1,561,430	$1,195,495	4,380,146	$3,387,540
Technical services	—	98,240	—	619,457
Total cost of sales	$20,037,912	$1,293,735	$22,856,628	$4,006,997

Our cost of sales includes costs for nitrogen products manufacturing, oil and gas field services and technical services.  During the three and nine months ended June 30, 2006, the combined cost of sales was $20,037,912 and $22,856,628 compared to $1,293,735 and $4,006,997 during the three and nine months ended June 30, 2005.  The increase for the three and nine months ended June 30, 2006 resulted from an increase in cost of sales due to the acquisition of the nitrogen products manufacturing segment in April, 2006 and an increase in costs experienced by our oil and gas field services segment offset by a decrease from our alternative fuels segment.

Cost of sales for nitrogen products manufacturing was $18,476,482 and $18,476,482 during the three and nine months ended June 30, 2006.  Of these product costs, 72.2% and 6.7% were related to the cost of natural gas and labor, respectively, for product produced and sold during the quarter.  The Company purchased natural gas on the open market and through the use of fixed priced contracts. The use of fixed price contracts allows the Company to lock in its gas costs in advance.  As the nitrogen products manufacturing segment was acquired in April 2006, we had no such product costs in the prior comparison periods.

Cost of sales for oil and gas field services increased to $1,561,430 and $4,380,146 during the three and nine months ended June 30, 2006, up from $1,195,495 and $3,387,540 during the three and nine months ended June 30, 2005.  Of the increases of $365,935 and $992,606, 21% and 50% was related to field labor and benefits and field living expenses.  The increase in oil and gas field services cost of sales was due to a continued high level of demand for our mud logging services as drilling for new natural gas wells has remained at a high level in our service market.  The increase in the number of units in the field and our higher utilization rates directly led to the increase in field labor and benefits and field living expenses, which makes up the largest percentage of cost of sales.

Cost of sales for technical services was zero during the three and nine months ended June 30, 2006, down from $98,240 and $619,457 during the three and nine months ended June 30, 2005.  The amounts in the three and nine months ended June 30, 2005 related to costs incurred under the technical services agreements with the Wyoming Business Council and RCN.  There were no such technical services agreement in the three and nine months ended June 30, 2006.

Gross Profit

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Gross Profit (Loss):
Nitrogen products manufacturing	$(833,222)	—	$(833,222)	—
Oil and gas field services	515,784	$559,601	1,600,257	$1,541,052
Technical services	—	(26,971)	—	(172,098)
Rental income	28,913	30,587	95,285	92,836
Total gross profit	$(288,525)	$563,217	$862,320	$1,461,790

Our gross profit for the three and nine months ended June 30, 2006 was ($288,525) and $862,320 as compared to $563,217 and $1,461,790 for the three and nine months ended June 30, 2005.  The decrease of  $851,742 or 151%, and the decrease of $599,470, or 41%, during the three and nine months ended June 30, 2006 primarily resulted from the inclusion of the nitrogen products manufacturing segment.

Gross loss for nitrogen products manufacturing was $833,222 for the three and nine months ending June 30, 2006.  As the nitrogen products manufacturing segment was acquired in April 2006, there was no gross profit or loss for this segment in the prior comparison periods.  The negative gross profit for nitrogen products manufacturing segment was due to a market price decline for nitrogen products and the high cost of purchased inventory. The average market value of our nitrogen products in the quarter ended June 30, 2006 was 8.5% below the purchased inventory value. As a result, while products produced and sold in the quarter were sold at a gross profit, products sold from purchased inventory were sold at a loss. Adverse wet weather conditions in the remaining planting season of late April through early June resulted in farmers reducing their fertilizer inputs or changing to alternative crops that do not use as much fertilizer. These conditions lead to lower prices with sellers and nitrogen manufacturing plants being pressured to address storage and containment costs.

Gross profit for oil and gas field services decreased to $515,784 during the three months ended June 30, 2006 and increased to $1,600,257 during the nine months ended June 30, 2006.  Gross profit for oil and gas field services decreased from $559,601 and increased from $1,541,052 for the three and nine months ended June 30, 2005.  The increase of $59,205 for the nine months ended June 30, 2006 was due to increases in our number of units in service combined with our increase in billing rates.  The decrease of $43,817 for the three months ended June 30, 2006 was primarily due to salary and benefits increases during the second quarter of fiscal 2006.

Gross profit for technical services was zero for the three and nine months ended June 30, 2006, up from a negative $26,971 and a negative $172,098 during the three and nine months ended June 30, 2005.  The negative gross profit in the three and nine months ended June 30, 2005 was due to the fact that the majority of revenue was derived from feasibility studies, which do not generate significant profit margins.

Operating Expenses

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Operating expenses:
General and administrative	$6,937,428	$2,190,386	$21,439,128	$7,767,680
Depreciation and amortization	143,649	102,962	410,091	311,694
Research and development	4,337,117	58,797	8,776,197	239,203

Total operating expenses	$11,418,194	$2,352,145	$30,625,416	$8,318,577

Operating expenses consist of general and administrative expense, depreciation and amortization and research and development. Our operating expenses are grouped into several categories of major expenses.  General and administrative expenses include salaries and benefits, contract salaries and consulting, travel and entertainment, audit and tax expense, legal expense, insurance expense and public relations and promotions.  Salaries and benefits include significant non-cash charges for the recognition of compensation expense recorded in accordance with SFAS 123(R), which was adopted by the Company as of October 1, 2005.  We incur substantial research and development expenses in our testing laboratory where we actively conduct work on the Rentech Process to further improve our technology and to perform services for our customers as well as to construct the PDU. We have had significant growth in our general and administrative expenses as our salary expenses and other operating costs have grown.

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

General and Administrative Expenses.  General and administrative expenses were $6,937,428 and $21,439,128 during the three and nine months ended June 30, 2006, up $4,747,042 and $13,671,448 from the three and nine months ended June 30, 2005 when these expenses were $2,190,386 and $7,767,680.  Of the increase during the three and nine months ended June 30, 2006, $988,184 and $7,111,399, respectively, related to compensation expenses recorded during fiscal 2006 related to the Company’s application of SFAS 123(R) as of October 1, 2005.  Refer to footnote 5 in Notes to the Consolidated Financial Statements for further information about the Company’s adoption of SFAS 123(R).  Not including compensation charges resulting from SFAS 123(R), general and administrative expenses increased $3,758,857 and $6,560,049 during the three and nine months ended June 30, 2006.  During the nine months ended June 30, 2006, we had a one-time charge of $2,676,602 related to a warrant issued to DKRW, and another one-time charge of $355,000 recorded as abandoned debt issue costs related to due diligence paid to MAG Capital.  In the nine months ended June 30, 2005, we expensed one-time charges of $1,657,611 of abandoned acquisition costs, $901,846 of abandoned debt issue costs and $184,234 of abandoned offering costs.  In addition, during the three and nine months ended June 30, 2006, we included $309,717 and $309,717 in general and administrative expenses related to our nitrogen products manufacturing segment.

Excluding one-time charges, SFAS 123(R) expenses and general and administrative expenses related to our nitrogen products manufacturing segment, general and administrative expenses increased $3,449,140 and $3,218,730 during the three and nine months ended June 30, 2006.  Salaries and benefits included in general and administrative expenses increased by $1,725,917 and $2,305,718, or 295% and 113%, during the three and nine months ended June 30, 2006.  This was primarily due to hiring new employees to prepare the Company for the acquisition of RCN and the construction of the PDU, and increases in executive compensation, as well as bonus accruals.

Contract salaries and consulting expenses increased by $839,809 and $1,322,803 or 519% and 438% during the three and nine months ended June 30, 2006.   The increase in the three and nine months ended June 30, 2006 was due to additional consulting cost requirements for the design and engineering phase of the conversion of the East Dubuque Plant to use coal as the feedstock.  Legal expense increased by $142,002 and $613,146, or 1,065% and 244% during the three and nine months ended June 30, 2006 as we incurred significant external legal costs related to the preparation of our Form 10-K and Proxy as well as development and other general corporate matters in the three and nine months ended June 30, 2006, and the majority of legal expense incurred in the nine months ended June 30, 2005 were written off to abandoned acquisition costs.

Travel and entertainment expenses increased by $253,802 and $470,236, or 382% and 238% during the three and nine months ended June 30, 2006.   The increase in the three and nine months ended June 30, 2006 was due to additional travel requirements relating to the RCN acquisition, the potential project in Natchez, Mississippi and the development of other potential projects. Public relations and promotion expenses increased by $305,253 and $499,013, or 150% and 116% during the three and nine months ended June 30, 2006 primarily due to the increased cost for the current year proxy.  Many other general and administrative expenses experienced increases and decreases during the three and nine months ended June 30, 2006, none of which were individually significant.

Depreciation and Amortization.  Depreciation and amortization expenses during the three and nine months ended June 30, 2006 were $143,649 and $410,091, an increase of $40,687 and $98,397 compared to the three months and nine months ended June 30, 2005 when the total depreciation and amortization expense was $102,962 and $311,694.  Of these amounts, $6,189 and $6,189 related to our nitrogen products manufacturing segment.  The remaining increase in depreciation expense during the three and nine months ending June 30, 2006 was directly attributable to an increase in limited service logging units at our oil and gas field services segment.

Research and Development. Research and development expenses were $4,337,117 and $8,776,197 during the three and nine months ended June 30, 2006, all included in our alternative fuels segment.  This expense increased by $4,278,320 and $8,536,994 from the three and nine months ended June 30, 2005, when these expenses were $58,797 and $239,203. The increase in research and development expenses is directly attributable to expenses incurred for the design and procurement of equipment for the Product Development Unit (“PDU”).  The Company is constructing and plans to operate a fully integrated Fischer-Tropsch, coal-to-liquids PDU facility at the Sand Creek site.  This plant would produce fuels and naphtha from various domestic coals, petroleum coke and biomass feedstocks on a demonstration scale, utilizing Rentech’s FT technology.  With the PDU in operation, Rentech would be able to demonstrate production of hydrocarbon products from various feedstocks.  The products from the plant would be used to supply test quantities of these fuels to groups which have expressed an interest in using the Rentech Process.  Also, in the three and nine months ended June 30, 2006, we continued work on advanced catalysts and separation, process optimization, and product upgrading.

Total Operating Expenses.  Total operating expenses during the three and nine months ended June 30, 2006 were $11,418,194 and $30,625,416 as compared to $2,352,145 and $8,318,577 during the three and nine months ended June 30, 2005, an increase of $9,066,049 and $22,306,839.  The increase in total operating expenses for the three and nine months ended June 30, 2006 as compared to the prior period, is primarily a result of an increase in general and administrative expenses of $4,747,042 and $13,671,448 and an increase in research and development expenses of $4,278,320 and $8,536,994.

Loss From Operations

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Income (Loss) from operations:
Nitrogen products manufacturing	$(1,142,939)	—	$(1,142,939)	—
Oil and gas field services	242,578	$391,268	929,921	$1,029,704
Technical services	(10,835,271)	(2,210,783)	(29,645,363)	(7,979,327)
Rental income	28,913	30,587	95,285	92,836
Loss from operations	$(11,706,719)	$(1,788,928)	$(29,763,096)	$(6,856,787)

Loss from operations during the three and nine months ended June 30, 2006 increased by $9,917,791 and $22,906,309.  The increased loss compared to the prior year resulted from an increase in total operating expenses of $9,066,049 and $22,306,839 during the three and nine months ended June 30, 2006.

Loss from operations for nitrogen products manufacturing was $1,142,939 for the three and nine months ended June 30, 2006.  As the nitrogen products manufacturing segment was acquired in April 2006, there was no income or loss from operations in the prior comparison periods.  The loss from operations for the nitrogen products manufacturing segment was due to the gross profit loss on the purchased product inventory.

Income from operations for oil and gas field services decreased to $242,578 and $929,921 during the three and nine months ended June 30, 2006, down from $391,268 and $1,029,704 during the three and nine months ended June 30, 2005.  The decreases of $148,690 and $99,783 were due to increased insurance costs and increases in salaries during fiscal 2006.

Loss from operations for technical services was $10,835,271 and $29,645,363 during the three and nine months ended June 30, 2006, up from $2,210,783 and $7,979,327 during the three and nine months ended June 30, 2005, an increase of $8,624,488 and $21,666,036.  Loss from operations was up in the three and nine months ended June 30, 2006 primarily from an increase in operating expenses and the lack of any revenues from technical services in this fiscal year.

Other Income (Expense)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Other income (expense):
Loss on investments	$—	$—	$(305,000)	$—
Equity in loss of investee	—	(192,305)	—	(576,407)
Interest income	741,304	39,142	1,321,003	40,883
Interest expense	(1,088,081)	(475,300)	(1,522,220)	(2,351,167)
Gain on disposal of fixed assets	—	484	100,000	1,207
Miscellaneous income	21,939	—	21,939	—

Total other expense	$(324,838)	$(627,979)	$(384,278)	$(2,885,484)

Equity in Loss of Investee.  During the three and nine months ended June 30, 2006, there were no losses recognized in equity in loss of investee, as compared to $192,305 and $576,407 during the three and nine months ended June 30, 2005.  In the three and nine months ended June 30, 2005, $39,882 and $136,805 represented our 50% share of the loss incurred by our former joint venture in Sand Creek Energy LLC. On October 7, 2005, RDC purchased Republic’s 50% ownership interest in Sand Creek for a purchase price of $1,400,000 and Sand Creek is now 100% owned by RDC.  Also in the three and nine months ended June 30, 2005, we recognized $152,423 and $439,602 in equity in loss of investee from our 50% share of the loss in our joint venture FT Solutions, LLC. This loss represents our share of research and development expenses of FT Solutions incurred in the first two quarters of fiscal year 2005.  On January 11, 2006, the Company and Headwaters Technology Innovation Group, Inc. entered into a termination agreement pursuant to which Rentech and Headwaters agreed to dissolve FT Solutions and terminated all FT Solutions-related agreements between Rentech, Headwaters and FT Solutions.  There was no activity in FT Solutions for the three and nine months ended June 30, 2006.

Interest Income. Interest income during the three and nine months ended June 30, 2006 was $741,304 and $1,321,003, an increase from $702,162 and $1,280,120 during three and nine months ended June 30, 2005. The increased interest income was due to having more funds invested in interest-bearing cash accounts primarily from net cash proceeds from our Securities Purchase Agreement in September 2005 whereby a group of purchasers led by Wellington Management Company purchased 13,436,000 shares of Rentech common stock, as well as from our April 2006 concurrent public offerings of 16,000,000 shares of common stock at a price per share of $3.40 and $50 million principal amount of its 4.00% Convertible Senior Notes Due 2013.

Interest Expense.  Interest expense during the three and nine months ended June 30, 2006 was $1,088,081 and $1,522,220, increased from $475,300 and decreased from $2,351,167 during the three and nine months ended June 30, 2005.  Of the increase during the three months ended June 30, 2006 of $612,781, 21% related to REMC while 74% related to the April 2006 convertible senior notes. The $828,947 decrease during the nine months ended June 30, 2006 resulted from a decrease in non-cash interest charges offset by interest incurred by REMC as well as on the April 2006 convertible senior notes.  Total non-cash interest expense recognized during the three and nine months ended June 30, 2006 was $450,818 and $714,189, compared to $371,428 and $1,972,619 during the three and nine months ended June 30, 2005. All of the non-cash interest expense recognized in the three and nine months ended June 30, 2006 was due to the amortization of debt issuance costs related to a line of credit, convertible notes and bridge loans entered into during the last quarter of fiscal year 2004 and the first quarter of fiscal year 2005 that were used to provide working capital and fund acquisition costs related to the purchase of RCN.

Total Other Expenses.  Total other expenses decreased to $324,838 and $384,278 during the three and nine months ended June 30, 2006 from total other expenses of $627,979 and $2,885,484 during the three and nine months ended June 30, 2005. The decrease in total other expenses of $303,141 and $2,501,206 for the three and nine months ended June 30, 2006 resulted from a decrease in equity in loss of investee of $192,305 and $576,407, an increase in interest income of $702,162 and $1,280,120 and an increase in interest expense of $612,781 and a decrease of $828,947.

Net Loss from Continuing Operations

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Net income/(loss) from continuing operations:
Nitrogen products manufacturing	$(1,250,402)	$—	$(1,250,402)	$—
Oil and gas field services	234,859	389,815	893,590	1,025,792
Technical services	(10,976,155)	(2,837,309)	(29,817,075)	(10,860,899)
Rental income	(39,859)	30,587	26,513	92,836
Net loss from continuing operations before taxes	(12,031,557)	(2,416,907)	(30,147,374)	(9,742,271)

Income tax benefit/(expense)	—	—	(49,000)	138,467

Net loss from continuing operations	$(12,031,557)	$(2,416,907)	$(30,196,374)	$(9,603,804)

For the three and nine months ended June 30, 2006, we experienced a net loss from continuing operations of $12,031,557 and

$30,196,374 compared to a net loss from continuing operations of $2,416,907 and $9,603,804 during the three and nine months ended June 30, 2005.  The increases of $9,614,650 and $20,592,570 for the three and nine months ended June 30, 2006 resulted from an increase in loss from operations of $9,917,791 and $22,906,309 and a decrease in total other expenses of $303,141 and $2,501,206.

Net loss from continuing operations for nitrogen products manufacturing was $1,250,402 for the three and nine months ended June 30, 2006.  As the nitrogen products manufacturing segment was acquired in April 2006, there was no income or loss from continuing operations in the prior comparison periods. The net loss from continuing operations for the nitrogen products manufacturing segment was due to a market price decline for nitrogen products and the high cost of purchased inventory.

Net income from continuing operations for oil and gas field services decreased to $234,859 and $893,590 during the three and nine months ended June 30, 2006, down from $389,815 and $1,025,792 during the three and nine months ended June 30, 2005.  The decrease of $154,956 and $132,202 during the three and nine months ended June 30, 2006 were due to increased insurance costs and salary increases during the second quarter of fiscal 2006.

Net loss from continuing operations for technical services was $10,976,155 and $29,817,075 during the three and nine months ended June 30, 2006, up from $2,837,309 and $10,860,899 during the three and nine months ended June 30, 2005, an increase of $8,138,846 and $18,956,176.  Net loss from continuing operations for technical services was up in the three and nine months ended June 30, 2006 as a result of an increase in operating expenses of $9,066,049 and $22,306,839, partially offset by a decrease of $303,141 and $2,501,206 in other expense during the three and nine months ended June 30, 2006.

Discontinued Operations:

Revenues

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Product sales	$—	$—	$—	$846,141
Industrial automation systems	—	127,080	—	344,218
Total revenues	$—	$127,080	$—	$1,190,359

Product Sales.  Our product sales were realized from sales of water-based stains, sealers and coatings by our former subsidiary OKON, Inc., through which we previously conducted our paint business segment.  These sales produced revenues of zero and $846,141 during the three and nine months ended June 30, 2005.  On March 8, 2005, we sold our entire interest in OKON, Inc.

REN Corporation provided service revenues in the amount of $127,080 and $344,218 during the three and nine months ended June 30, 2005 from contracts for the manufacture of complex microprocessor controlled industrial automation systems.  Effective August 1, 2005, the Company sold its 56% ownership interest in REN Corporation.

Cost of Sales

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Cost of sales:
Product costs	$—	$—	$—	$440,467
Industrial automation systems	—	77,285	—	251,989
Total cost of sales	$—	$77,285	$—	$692,456

Cost of sales for product sales is the cost of sales of our former paint business segment for sales of stains, sealers and coatings.  During the three and nine months ended June 30, 2005, our costs of sales for the paint business were $77,285 and $692,456.

Cost of sales for the industrial automation systems business were $77,285 and $251,989 during the three and nine months ended June 30, 2005.

Gross Profit

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Gross Profit:
Product sales	$—	$—	$—	$405,674
Industrial automation systems	—	49,795	—	92,229
Total gross profit	$—	$49,795	$—	$497,903

Gross profit for product sales is the gross profit of our former paint business segment for sales of stains, sealers and coatings.  During the three months and nine months ended June 30, 2005, our gross profit for our former paint segment was zero and $405,674.

Gross profit for the industrial automation systems business was $49,795 and $92,229 during the three and nine months ended June 30, 2005.

Operating Expenses

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Operating expenses:
General and administrative	$—	$85,604	$—	$771,168
Depreciation and amortization	—	—	—	16,141
Research and development	—	—	—	10,897
Total operating expenses	$—	$85,604	$—	$798,206

Operating expenses consist of general and administrative expense, depreciation and amortization and research and development.

General and Administrative Expenses.  General and administrative expenses were $85,604 and $771,168 during the three and nine months ended June 30, 2005.

Depreciation and Amortization.  Depreciation and amortization expenses during the three and nine months ended June 30, 2005 were zero and $16,141.  Of these amounts, zero and $13,656 were included in costs of sales during the three and nine months ended June 30, 2005.

Total Operating Expenses.  Total operating expenses during the three and nine months ended June 30, 2005 were $85,604 and $798,206.

Loss From Operations

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Loss from operations:
Product sales	$—	$—	$—	$(89,717)
Industrial automation systems	—	(35,809)	—	(210,586)
Loss from operations	$—	$(35,809)	$—	$(300,303)

Loss from operations for product sales is the loss from operations of our former paint business segment for sales of stains, sealers and coatings.  During the three months and nine months ended June 30, 2005, our loss from operations for the paint business was zero and $89,717.

Loss from operations for the industrial automation systems segment was $35,809 and $210,586 during the three and nine months ended June 30, 2005.

Other Income (Expense)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Other income (expense):
Interest expense	$—	$(10,027)	$—	$(27,715)
Total other income (expense)	$—	$(10,027)	$—	$(27,715)

Interest Expense.  Interest expense during the three and nine months ended June 30, 2005 was $10,027 and $27,715.

Net Loss and Gain on Sale of Discontinued Operations

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005

Discontinued operations:
Net loss from product sales	$—	$—	$—	$(89,821)
Net loss from industrial automation systems	—	(45,836)	—	(238,197)
Gain on sale of discontinued operations, net of tax of $138,467	—	—	—	560,777
	$—	$(45,836)	$—	$232,759

For the three and nine months ended June 30, 2005, we experienced a net loss from discontinued operations of $45,836 and a net gain of $232,759 or ($0.001) and $0.003 per share.

Net loss from discontinued operations for product sales is the net loss from discontinued operations of our former paint business for sales of stains, sealers and coatings.  During the three months and nine months ended June 30, 2005, our net loss from discontinued operations for the paint business was zero and $89,821.

Net loss from discontinued operations for the industrial automation systems segment was $45,836 and $238,197 during the three and nine months ended June 30, 2005.

Gain on sale of discontinued operations is the gain on the sale of OKON, Inc. on March 8, 2005.  The gain was calculated as follows:

Sales Price	$2,000,000
Less transaction costs	$(135,000)
Other transaction costs, noncash
Extension of employee options	$(73,919)
20,000 options issued to employees	$(20,503)

Net sales price less transaction costs	$1,770,578

Book value of Rentech’s ownership in OKON, Inc.	$1,071,334

Rentech’s gain on sale of OKON, Inc.	$699,244

Net Loss Applicable to Common Stockholders

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005

Net loss	$(12,031,557)	$(2,462,743)	$(30,196,374)	$(9,371,045)
Cash dividends paid on preferred stock	—	(8,558,631)	(74,437)	(8,558,631)
Net loss applicable to common stockholders	$(12,031,557)	$(11,021,374)	$(30,270,811)	$(17,929,676)

For the three and nine months ended June 30, 2006, we experienced a net loss applicable to common stockholders of $12,031,557 and $30,270,811, or $0.089 and $0.247 per share compared to a net loss applicable to common stockholders of $11,021,374 and $17,929,676, or $0.118 and $0.195 per share during the three and nine months ended June 30, 2005. Included in net loss applicable to common stockholders for fiscal 2006 was $74,437 of cash dividends paid on Series A Preferred Stock.

Inflation

Inflation has and is expected to have only a minor effect on the Company’s results of operations and sources of liquidity.

ANALYSIS OF CASH FLOW

The following table summarizes our Consolidated Statements of Cash Flows:

	Nine Months Ended June 30,
	2006	2005
Net Cash (Used in) Provided by:
Operating activities	$(20,016,514)	$(3,082,580)
Investing activities	(74,753,238)	283,820
Financing activities	135,663,401	9,943,822

Cash Flows From Operating Activities

Net Loss.  Operating activities produced net losses of $30,196,374 during the nine months ended June 30, 2006, as compared to $9,371,045 during the nine months ended June 30, 2005.  The cash flows used in operations during these periods resulted from the following operating activities.

Depreciation.  Depreciation is a non-cash expense.  This expense increased during the nine months ended June 30, 2006 by $1,322,585 as compared to the nine months ended June 30, 2005.  The increase was primarily due to the acquisition of the nitrogen fertilizer plant in East Dubuque.

Amortization.  Amortization is also a non-cash expense.  This expense did not change during the nine months ended June 30, 2006 as compared to the nine months ended June 30, 2005.

Non-Cash Interest Expense.  Total non-cash interest expense recognized during the nine months ended June 30, 2006 was $714,189, compared to $1,972,619 during the nine months ended June 30, 2005. All of the non-cash interest expense recognized in the nine months ended June 30, 2006 and 2005 was due to the amortization of debt issuance costs related to a line of credit, convertible notes and bridge loans entered into during the last quarter of fiscal year 2004 and the first quarter of fiscal year 2005 that were used to provide working capital and fund acquisition costs related to the purchase of RCN.

Stock Options and Warrants Issued for Services.  During the nine months ended June 30, 2006, we issued 20,000 options to a director.  These options were valued using the Black-Scholes option-pricing model, which resulted in compensation expense of $29,553.  In addition, a warrant, owned by the Company’s President and CEO, to purchase 2,100,000 shares of the Company’s common stock, partially vested during the nine months ended June 30, 2006.  This warrant was valued using the Black-Scholes option-pricing model, which resulted in compensation expense of $5,727,904.  We also issued options to purchase 151,000 shares to employees. These options were valued using the Black-Scholes option-pricing model which resulted in compensation expense of $195,785. In addition, we issued a warrant to purchase 53,150 shares of the Company’s common stock to a consultant for reaching an incentive in a consulting contract which resulted in $7,451 of consulting expense in the nine months ended June 30, 2006.  Also, the Company issued a warrant to purchase 1,000,000 shares of the Company’s common stock at $2.4138 per share to DKRW Advanced Fuels LLC which resulted in a charge to marketing expense of $2,676,602.

Changes in Operating Assets and Liabilities.  The changes in operating assets and liabilities, net of business combination, result from the following factors.

Accounts Receivable.  Accounts receivable increased by $8,469,735 during the nine months ended June 30, 2006.  The increase in accounts receivable was primarily due to the acquisition of the nitrogen products manufacturing segment.

Other Receivables and Receivable from Related Party.  Other receivables and receivable from related party decreased by $139,347 during the nine months ended June 30, 2006 primarily due to an accrual of unbilled services.

Prepaid Expenses and Other Current Assets.  Prepaid expenses and other current assets decreased during the nine months ended June 30, 2006 by $233,506.  The decrease reflects the timing of payment on certain annual insurance premiums, net of the amortization of such premiums.

Accounts Payable.  Accounts payable increased by $2,607,084 during the nine months ended June 30, 2006. The increase in accounts payable was primarily due to the acquisition of the nitrogen products manufacturing segment.

Accrued Retirement Payable. Accrued retirement payable decreased by $750,419 as a result of paying the first nine months of the retirement payable to the former CEO and COO during the nine months ended June 30, 2006.

Accrued Liabilities, Accrued Payroll and Other.  Accrued liabilities, accrued payroll and other increased $3,389,157 during the nine months ended June 30, 2006 as a result of the timing of payment of certain payroll and related accruals.

Net Cash (Used) in Operating Activities.  The total net cash used in operations increased to $20,016,513 during the nine months ended June 30, 2006, as compared to $3,082,580 during the nine months ended June 30, 2005.

Cash Flows From Investing Activities

Purchase of Property and Equipment.  During the nine months ended June 30, 2006, we purchased $2,408,518 of property and equipment.  Of the property and equipment purchases, 73% was attributable to construction activity for our nitrogen products manufacturing segment, while the remainder was primarily attributable to computer equipment and office furniture.

Deposits and Other Assets.  During the nine months ended June 30, 2006, cash used for deposits and other assets increased $126,731.

Payments of Acquisition Costs.  We paid $3,054,787 in deferred acquisition costs related to the acquisition of RCN.  Of that amount, $2,500,000 was paid to an escrow account that was applied towards the purchase price of RCN in the third quarter of fiscal 2006.

Acquisitions, Net of Cash Received.  We used $70,772,611 to purchase the nitrogen products manufacturing facilities in East Dubuque during the nine months ended June 30, 2006.  We used $1,345,378, net of cash received, to purchase the remaining 50% share of Sand Creek Energy, LLC during the nine months ended June 30, 2006.

Net Cash (Used) in Investing Activities.  The total net cash used by investing activities increased to $74,753,238 during the nine months ended June 30, 2006 as compared to net cash used of $283,820 during the nine months ended June 30, 2005.  The increase was primarily a result of the $72,117,989 of acquisition costs paid during the nine months ended June 30, 2006, and $2,408,518 in purchases of property and equipment.

Cash Flows From Financing Activities

Proceeds from Issuance of Common Stock.  During the nine months ended June 30, 2006, we received $62,560,000 in cash proceeds from the issuance of common stock compared to zero during the nine months ended June 30, 2005.

Payment of Offering Costs.  During the nine months ended June 30, 2006, we paid $4,371,831 in offering costs.

Payment of Financial Advisory Fees.  During the nine months ended June 30, 2006, we paid $1,000,000 for advisory fees to Credit Suisse to act as our exclusive financial advisor with respect to the development, financing and review of certain financing matters in connection with the East Dubuque and Natchez projects.

Proceeds from Options and Warrants Exercised.  During the nine months ended June 30, 2006, we received $6,564,734 from the exercise of options and warrants.

Payment of Dividends on Preferred Stock. During the nine months ended June 30, 2006, we paid $74,437 in dividends on preferred stock.

Proceeds from Subscription Receivable.  During the nine months ended June 30, 2006, we received $12,255,550 from a subscription receivable as a result of a Securities Purchase Agreement between the Company and Wellington Management Company whereby a group of purchasers led by Wellington purchased 13,436,000 shares of Company common stock at a price of $2.30 per share.

Proceeds from Long-Term Debt and Notes Payable.   During the nine months ended June 30, 2006, we received $57,500,000 from the issuance of convertible senior notes, compared to $2,847,708 during the nine months ended June 30, 2005.

Payment of Debt Issuance Costs.  During the nine months ended June 30, 2006, we paid $4,339,314 in debt issuance costs as compared to $991,177 during the nine months ended June 30, 2005.  Of the debt issuance costs paid in the current fiscal year, $355,000 was paid to M.A.G. Capital as a due diligence fee in relation to the Commitment Letter signed November 15, 2005.

Proceeds from Lines of Credit, Net.  During the nine months ended June 30, 2006, we received $8,664,870 from our lines of credit, net of repayments, as compared to net payments on our lines of credit of $643,387 during the nine months ended June 30, 2005. The increased borrowing on the line of credit was used to fund the working capital needs of REMC.

Payments on Long-Term Convertible Debt and Notes Payable.    During the nine months ended June 30, 2006, we repaid $2,096,171 on our debt obligations as compared to $719,720 during the same period in fiscal 2005.  Payments in the nine months ended June 30, 2006 reflect payments on notes payable and long-term convertible debt.

Net Cash Provided by Financing Activities.  The net cash provided by financing activities during the nine months ended June 30, 2006 was $135,663,401, compared to $9,943,822 in cash provided by financing activities during the nine months ended June 30, 2005.

Cash and Cash Equivalents increased during the nine months ended June 30, 2006 by $40,893,649 compared to an increase of $6,577,422 during the nine months ended June 30, 2005.  These changes increased the ending cash balance at June 30, 2006 to $65,614,362, and increased the ending cash balance at June 30, 2005 to $6,791,200, which was comprised of cash included in continuing operations of $65,614,362 for the nine months ended June 30, 2006, and $6,832,839 for the nine months ended June 30, 2005, in addition to $41,639 included in discontinued operations for the nine months ended June 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2006, we had working capital of $72,550,099, as compared to working capital of $32,031,397 at September 30, 2005.  Our current assets totaled $94,143,727, including net accounts receivable of $10,055,828, and our current liabilities were $21,593,628.  We had long-term liabilities of $58,187,023, of which most related to our long-term convertible debt as well as the mortgage on our development and testing laboratory.

From our inception on December 18, 1981 through June 30, 2006, we have incurred losses in the amount of $92,205,010.  For the nine months ended June 30, 2006, we recognized a net loss of $30,196,374, and negative cash flow from operations. If the Company does not operate at a profit in the future, it may be unable to continue operations at the present level or at all.

We have been successful in the past in obtaining debt and equity financing. For the years ended September 30, 2005, 2004 and 2003, we received net cash proceeds from the issuance of common stock of $21,113,474, $4,706,951, and $1,577,100. For the years ended September 30, 2005, 2004 and 2003, we received cash proceeds from long-term debt and long-term convertible debt to stockholders of $2,850,000, $565,000, and $2,505,000. For the years ended September 30, 2005, 2004 and 2003, we received net cash proceeds from the issuance of convertible preferred stock of $8,315,000, $0, and $0.  For the nine months ended June 30, 2006, we received net cash proceeds from the issuance of common stock of $77,008,453, which includes $12,255,550 from the receipt of a subscription receivable and $6,564,734 from the exercise of stock options and warrants.

On April 18, 2006, the Company closed its concurrent public offerings of 16 million shares of common stock at a price per share of $3.40 and $50 million principal amount of its 4.00% Convertible Senior Notes Due 2013. The Notes bear interest at the rate of 4.00% per year on the principal amount of the Notes, payable in cash semi-annually in arrears on April 15 and October 15 of each year, beginning October 15, 2006. Holders may convert their Notes into shares of Rentech’s common stock (or cash or a combination of cash and shares of common stock, if Rentech so elects) at an initial conversion rate of 249.2522 shares of Rentech’s common stock per $1,000 principal amount of Notes (which represents a conversion price of approximately $4.0120 per share of common stock), under the circumstances described in the Notes.  On April 24, 2006, the underwriters of the Company’s concurrent public offerings of 16 million shares of common stock priced at $3.40 per share and $50 million aggregate principal amount of its 4.0% convertible senior notes due 2013 exercised in full their over-allotment options by purchasing an additional 2.4 million shares of common stock and $7.5 million of convertible senior notes.  Including the over-allotment purchases, the Company’s offerings totaled 18.4 million shares of common stock at a price to the public of $3.40 per share and $57.5 million in convertible senior notes, resulting in net proceeds to Rentech of approximately $113 million after deducting the underwriting discounts, commissions, and fees.

Historically, we have relied for working capital upon private placements and public offerings of our common stock, which have been sold at a discount from the market price. We have also previously sold our convertible preferred stock and convertible promissory notes bearing interest in private placements. The preferred stock and notes have been convertible into shares of our common stock at a discount. On March 17, 2005, our shareholders approved an amendment to our Restated Articles of Incorporation to increase the number of authorized shares of common stock from 150,000,000 to 250,000,000. Our principal needs for liquidity in the past have been to fund working capital, pay for research and development of the Rentech Process, pay the costs of acquiring and funding our paint, oil and gas field services and industrial automation segments, invest in advanced technology companies, pay dividends on preferred stock and to pay acquisition costs associated with acquiring the East Dubuque Plant.

Our business historically has focused on the research and development of our Fischer-Tropsch technology, and licensing it to third parties. More recently we have begun to directly deploy our Rentech Process in selected domestic projects.   We initially implemented this strategy by purchasing RCN which owned a nitrogen fertilizer production plant in East Dubuque, Illinois.

On April 26, 2006, we completed our acquisition of RCN for the purchase price of $50 million, plus an amount equal to net working capital of RCN at closing, which was approximately $20 million. We funded the acquisition of RCN using approximately $70 million of the proceeds of our concurrent public offerings of common stock and convertible senior notes. In connection with the closing of the acquisition, RCN was re-named “Rentech Energy Midwest Corporation,” referred to herein as “REMC.” The business of REMC is highly seasonal and requires substantial working capital to operate during the period when nitrogen fertilizer sales are slow and to build inventory in anticipation of the planting season. In order to meet the working capital needs of REMC, we have obtained a revolving credit facility. The revolving credit facility has a maximum availability of $30 million, subject to a borrowing base limitation and other covenants. As of June 30, 2006, REMC had aggregate borrowings of $9,164,088 under the Revolving Credit Facility. The conversion of the REMC plant is expected to take approximately three and a half years and to cost approximately $810 million.  We will attempt to raise the funds for the conversion at the project level through both debt and equity sources, which will include an equity contribution by the Company to the project.

In addition to the conversion of REMC, we are also pursuing complementary or synergistic opportunities to develop projects at sites where there is no existing infrastructure or process plant (“greenfield” opportunities) for alternative fuels plants, including one in Natchez, Mississippi that we and a potential partner or partners would construct on currently undeveloped land situated along the Mississippi River at the Port of Natchez and two potential projects with Peabody Energy Corporation. The capital costs of acquisition and development of any such facilities could be greater than those envisioned for REMC, and would be financed, if at all, using a project level financing structure similar to the conversion financing of the REMC plant.  There is no assurance that the Natchez Project or the potential Peabody projects will proceed as presently contemplated.

In October 2005, we paid $1,400,000 to acquire the 50% equity interest in Sand Creek Energy, LLC that we did not already own. We are constructing and plan to operate on the site what we believe will be the United States’ first fully integrated Fischer-Tropsch, coal-to-liquids, product development unit research facility. This plant is expected to produce diesel and naphtha from various domestic coals, petroleum coke and biomass feedstocks on a demonstration scale, utilizing coal gasification and the Rentech Process. With the PDU in operation, we will be able to optimize the operating conditions of the FT synthesis and upgrading section for producing different specialized cuts of fuels. The products from the facility will be used to supply test quantities of these fuels to potential licensees and customers. We expect the PDU to be completed by mid 2007, and to cost approximately $40 million.

We believe that our currently available cash and cash flows from operations will be sufficient to meet our cash operating needs through the fiscal year ending September 30, 2006.  However, we will need substantial amounts of capital that we do not now have to fund our plans beyond the end of fiscal year 2006, including the conversion of the East Dubuque Plant to the Rentech Process, the development of PDU, and other possible development projects such as the Natchez Project and the potential projects with Peabody Energy Corporation. In order to fund portions of these future plans and our future working capital requirements, we expect to issue additional shares of our common stock and other equity or debt securities. We have two shelf registration statements; the first covering $29,940,000 aggregate offering price of securities and the second covering $44,097,200 in shares of our common stock for issuance in future financing transactions, in each case of as of June 30, 2006.  Some of the securities to be offered will not be registered under the Securities Act of 1933, and may not be offered or sold in the United States absent an available exemption from registration.  A substantial increase in indebtedness could result in substantially increased interest costs and the issuance of additional preferred stock could increase dividend costs, as well as transactional and other costs. Moreover, the level of corporate activity required to pursue the opportunities and objectives outlined above, has resulted in a materially increased cash burn rate, including costs for consultants, attorneys, accountants, financial advisors, and other service providers, as well as the need for additional personnel, systems, and expense for the company. These costs are expected to continue and to rise.

CONTRACTUAL OBLIGATIONS

In addition to the lines of credit and long-term convertible debt previously described, we have entered into various other contractual obligations.  The following table lists certain of our significant contractual obligations at June 30, 2006.

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Notes payable to related parties	$167,204	$—	$167,204	$—	$—
Lines of credit	9,164,088	9,164,088	—	—	—
Short-term debt	1,164,183	1,164,183
Long-term debt	1,209,495	95,655	151,756	75,918	886,165
Long-term convertible debt	58,115,000	615,000	—	—	57,500,000
Interest payments on debt	16,666,128	2,428,951	4,750,065	4,733,918	4,753,194
Retirement payables	801,403	550,947	250,456	—	—
Operating leases	2,034,295	583,532	1,062,436	388,327	—
	$89,321,795	$14,602,357	$6,381,917	$5,198,162	$63,139,359

We were a guarantor on the $500,000 line of credit with Premier Bank until it matured on May 1, 2006.  On July 29, 2005, the line of credit was transferred from REN Corporation to Petroleum Mud Logging, Inc.  The terms of the loan remained the same, however, the guarantee by the minority shareholder of REN Corporation and the collateral of the first deed of trust on the real property of REN Corporation were eliminated from the loan collateral.  On May 1, 2006, the Company paid this line of credit off in full.

We have entered into various short-term and long-term promissory notes, with monthly principal and interest payments of $81,594, at interest rates of 0% to 9.6%, which are collateralized by certain fixed assets of the Company. The interest rate assumptions used to determine the estimated interest payments were derived from existing loan contracts.  For fixed interest loans, we used the fixed rate.  For variable interest loans, we used the current rate in effect as of June 30, 2006

We have leased office space under two non-cancelable operating leases, one of which expires October 31, 2009, the other expires on July 1, 2010. The first lease has a renewal option for an additional five years.  We have also leased additional office space under an operating lease, which expires June 2008.  In addition we have entered into various other operating leases, which expire through February 2009.

In addition to the contractual obligations previously described, we have entered into employment agreements with certain of our executive officers.  The following table lists the commitments under the employment agreements at June 30, 2006.

	Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Employment agreements	$3,852,828	$1,464,047	$2,388,781	$—	$—
	$3,852,828	$1,464,047	$2,388,781	$—	$—

We have entered into various employment agreements with our executive officers that extend to December 31, 2007.  These agreements describe annual compensation as well as the compensation that we must pay upon termination of employment.

On April 18, 2006, the Company closed a public offering that included $50 million principal amount of Convertible Senior Notes Due 2013. The Notes bear interest at the rate of 4.00% per year on the principal amount of the Notes, payable in cash semi-annually in arrears on April 15 and October 15 of each year, beginning October 15, 2006. Holders may convert their Notes into shares of the Company’s common stock (or cash or a combination of cash and shares of common stock, if we so elect) at an initial conversion rate of 249.2522 shares of the Company’s common stock per $1,000 principal amount of Notes (which represents a conversion price of approximately $4.0120 per share of common stock), under the circumstances described in the Notes.  On April 24, 2006, the Company’s underwriters exercised their over-allotment option and purchased an additional $7.5 million of convertible senior notes.  Including the over-allotment, the Company offered a total of $57.5 million in convertible senior notes.

On April 26, 2006, REMC entered into a Financing Agreement (the “Revolving Credit Facility”) with The CIT Group/Business Credit, Inc. to support the working capital needs of REMC’s East Dubuque, Illinois nitrogen fertilizer plant.

The Revolving Credit Facility has a maximum availability of $30 million, subject to borrowing base limitations, and bears interest at the Chase Bank Rate plus 0.25% for Chase Bank Rate Loans and LIBOR rate plus 2.50% for LIBOR Loans.  Subject to the conditions and limitations stipulated in the agreement, we may elect that such principal debt will be Chase Bank Rate Loans, LIBOR Loan, or a combination of both.  The interest rate at June 30, 2006 was 8.25%. The Revolving Credit Facility is guaranteed by RDC, and is secured by a first priority security interest in all of REMC’s current assets, including, without limitation, all receivables, accounts, inventories and general intangibles. The Revolving Credit Facility also imposes various restrictions and covenants on REMC, including, without limitation, limitations on REMC’s ability to incur additional debt, guarantees or liens, ability to make distributions or dividends or payments of management or similar fees to affiliates, a minimum fixed charge coverage ratio and a minimum tangible net worth covenant.  In addition, the facility provides for a letter of credit guarantee by CIT which would be deducted from the $30 million maximum availability.  As of June 30, 2006, REMC had aggregate borrowings under the Revolving Credit Facility of $9,164,088 and letter of credit guarantees under the facility of $0.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. We are exposed to the impact of interest rate changes related to our investment of current cash and cash equivalents. These funds are generally highly liquid with short-term maturities, and the related market risk is not considered material. Certain of our long-term debt and short-term debt are at fixed rates of interest. The remainder of our long-term and short-term debt is at variable interest rates. A hypothetical increase or decrease in interest rates by 1% would have changed interest expense on the variable rate loans by approximately $35,700 for the nine months ended June 30, 2006. We believe that fluctuations in interest rates in the near term will not materially affect our consolidated operating results, financial position or cash flow.

Commodity Price Risk. Due to the acquisition of RCN, we are exposed to market risk due to changes in natural gas prices. Natural gas is a raw material used in the production of various nitrogen-based products that are manufactured at the East Dubuque Plant. Market prices of nitrogen-based products are affected by changes in natural gas prices as well as supply and demand and other factors. As a normal course of business, REMC currently produces nitrogen-based fertilizer products throughout the year to supply its needs during the high sales volume spring season. Nitrogen-based inventory remaining at the end of the spring season will be subject to market risk due to changes in natural gas prices and supply and demand. Currently, REMC purchases natural gas for use in its East Dubuque Plant on the spot market, and through short-term, fixed-supply, fixed-price and index-price purchase contracts which will lock in pricing for a portion of its natural gas requirements through the winter months which have demonstrated the highest degree of volatility. In the past, REMC has also purchased natural gas through short-term, fixed-supply, fixed-priced contracts. Notwithstanding these purchase contracts, REMC remains exposed to significant market risk. There has been a generally increasing trend in natural gas prices during the last three years due to various supply factors, including the increasing overall demand for natural gas from industrial users, which is affected, in part, by the general conditions of the United States economy and other factors. Seasonal fluctuations exist within each year resulting from various supply and demand factors, such as the severity of winters affecting consumer consumption for heating and summers affecting industrial demand by utilities for electrical generation, among other factors. Changes in levels of natural gas prices and market prices of nitrogen-based products can materially affect REMC’s financial position and results of operations. A hypothetical increase of $0.10 per MMBTU of natural gas could increase the cost to produce one ton of ammonia by approximately $3.50. We are informed that RCN, prior to the acquisition, had experienced no difficulties in securing supplies of natural gas, however, natural gas is purchased at market prices and such purchases are subject to price volatility.

Upon conversion of the East Dubuque Plant to use coal as feedstock, we similarly would be subject to market risk due to changes in coal prices. An increase in the price of coal, after the conversion is completed, or in other commodities that we may use as feedstock at other plants we might acquire in the future could also adversely affect our operating results. We intend to enter into long-term coal contracts with established prices that are subject to escalators based on certain routine metrics. We expect that the term of the contracts would vary between 10 and 20 years. Coal demand in the domestic market is currently at a high level, and coal pricing has increased year-over-year in nearly every significant domestic market. It is not practicable at this time to quantify the impact of a change in coal pricing as it relates to the project as the coal contracts and final engineering of the project have not yet been completed.

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was carried out, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended).  Based on that evaluation, our management, including the Chief Executive Officer and the Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2006 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2006 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

In the normal course of business, the Company is party to litigation from time to time.  The Company maintains insurance to cover certain actions.  We believe that resolution of such litigation will not have a material adverse effect on the Company.

ITEM 1A.   RISK FACTORS.

Set forth below are certain risk factors related to the Company’s business. The risk factors described below may not include all of the risk factors that could affect future results.  Actual results could differ materially from those anticipated as a result of these and various other factors, and those set forth in the Company’s other periodic and current reports filed with the Commission from time to time.

a.             Risks Related to Our Liquidity, Financial Condition, and Results of Operations

Our liquidity and capital resources are limited and we must raise substantial additional capital to execute our business plan and to fund our operations.

Our liquidity and capital resources are limited.  At June 30, 2006, as a result of recent equity financing transactions, we had working capital (current assets in excess of current liabilities) of $72,550,099, compared to working capital (current liabilities in excess of current assets) of $4,098,309 at June 30, 2005.  We must raise substantial additional capital, not only to execute our business plan of commercializing and licensing the Rentech Process and converting the East Dubuque Plant and developing other plants, but also to continue our operations after existing funds are exhausted.  The level of corporate activity required to pursue our business opportunities and objectives has resulted in a materially increased cash burn rate. We believe that our currently available cash, cash flows from operations, funds from the potential sale of assets and other plans, which could include additional debt or equity financing, will be sufficient to meet our cash operating needs through the fiscal year ending September 30, 2006. In order to fund our working capital requirements and to fund our other plans, we expect to issue additional shares of common stock, we may issue shares of convertible preferred stock or other securities convertible into or exercisable or exchangeable for common stock or we may enter into additional debt instruments. Some of the securities to be offered will not be registered under the Securities Act of 1933, and may not be offered or sold in the United States absent an available exemption from registration. A substantial increase in indebtedness could result in substantially increased interest costs and the issuance of additional preferred stock could increase dividend costs, as well as transactional and other costs.

We have never operated at a profit. If we do not achieve significant amounts of additional revenues and become profitable, we may be unable to continue our operations.

We have a history of operating losses and have never operated at a profit. From our inception on December 18, 1981 through June 30, 2006, we have incurred losses in the amount of $92,205,010.  During the nine months ended June 30, 2006, we had a net loss of $30,196,374.  If we do not achieve significant amounts of additional revenues and operate at a profit in the future, we may be unable to continue our operations at their current level. Ultimately, our ability to remain in business will depend upon earning a profit from commercialization of the Rentech Process.  We have not been able to achieve sustained commercial use of the technology as of this time.  Failure to do so would have a material adverse effect on our financial position, results of operations and prospects.

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

Historically, our business focused on the development and licensing of our technology, the business of our wholly-owned subsidiary, Petroleum Mud Logging, Inc., which provides well logging services to the oil and gas industry, and other operations which have been discontinued. In the future, we expect to continue to operate and convert the East Dubuque Plant and develop additional FT fuels production facilities using the Rentech Process.  We expect to finance a substantial part of the cost of these projects with indebtedness and the sale of equity securities.  Accordingly, our operating expenses, interest expense, and depreciation and amortization are all expected to increase materially if we succeed in making such acquisitions and effecting such financings. As a result, we do not expect that historical operating results will be indicative of future performance.

We most likely will have to record higher compensation expense as a result of the implementation of SFAS 123(R).

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services.  This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  We adopted SFAS No. 123(R) on October 1, 2005, using the modified prospective method for the adoption of its provisions, which results in the recognition of compensation expense for all share-based awards granted after the effective date and the recognition of compensation expense for all previously granted share-based awards that remain unvested at the effective date.  This change in accounting is not expected to materially impact our financial position.  However, because we previously accounted for share-based payments to employees using the intrinsic value method, our results of operations have not included the recognition of compensation expense for the issuance of stock option awards.  As a result of adopting SFAS 123(R), we recognized $7,111,399 of compensation expense for the nine months ended June 30, 2006.  We believe that compensation expense recorded in future periods due to the implementation of SFAS No. 123(R) may be significantly higher than the amounts that would have been recorded in prior years.

Failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on the market’s perception of our business and our ability to raise capital.

We have documented and tested our internal control over financial reporting procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act.  The Sarbanes-Oxley Act requires management assessment of the effectiveness of our internal control over financial reporting and an audit and report of such internal control over financial reporting by our independent auditors addressing these assessments.  This assessment may be complicated by any changes to our business operations and as such standards are modified, supplemented or amended from time to time.  If we fail to maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act.  We continue to dedicate resources and management time to ensuring that we have effective internal control over financial reporting.  However, failure to achieve and maintain an effective internal control environment could have a material adverse effect on the market’s perception of our business and our ability to raise capital.

We need to incur significant costs and other resources to modify REMC’s financial reporting systems and to integrate it with our financial reporting systems.

On April 26, 2006, RDC completed its acquisition of RCN (currently, REMC).  Pursuant to SEC rules, acquisitions may be excluded from management’s assessment of the effectiveness of internal control over financial reporting for up to one year from the date of closing of an acquisition.  However, REMC’s current financial reporting systems are insufficient to meet our specific future needs and need to be replaced as soon as practicable. In addition, following the completion of the update, we intend to integrate REMC’s financial reporting systems into our financial reporting systems. Until the integration has been completed, the operation of the two separate financial reporting systems could result in additional costs and difficulties that would not exist if one system were in place. In addition, while we have based our estimates of the costs and time it will take to complete the update and integration of such systems on our best estimates to date, we could encounter difficulties in the replacement or integration processes and incur significant costs and expend important resources in excess of our estimates.

b.             Risks Related to the Rentech Process

Our receipt of revenues from licensees is dependent on their ability to successfully develop, construct and operate Fischer-Tropsch plants using the Rentech Process.

We have marketed licenses for use of the Rentech Process, and have one active licensee at this time - the Master License Agreement we entered into with DKRW-Advanced Fuels LLC and Site License Agreement with its wholly-owned subsidiary, Medicine Bow Fuels & Power, LLC, in January 2006. Under the license agreements, a licensee would be responsible for, among other things, obtaining governmental approvals and permits and sufficient financing for the large capital expenditures required.  The ability of any licensee to accomplish these requirements, and the efforts, resources and timing schedules to be applied by a licensee, will be controlled by the licensee.  Whether licensees are willing to expend the resources necessary to construct Fischer-Tropsch plant(s) using the Rentech Process will depend on a variety of factors outside of our control, including the prevailing price outlook for crude oil, natural gas, coal, petroleum coke and refined products.  In addition, our license agreements may generally be terminated by the licensee with cause.  Furthermore, our potential licensees may not be restricted from pursuing alternative Fischer-Tropsch technologies on their own or in collaboration with others, including our competitors, for projects other than the ones we might license in the future.

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

A variety of results necessary for successful operation of the Rentech Process could fail to occur at a commercial plant, including the East Dubuque Plant.  Results that could cause commercial scale Fischer-Tropsch plants to be unsuccessful, and require design revisions, include:

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

Plants that use our Fischer-Tropsch technology process carbon-bearing materials, including coal and petroleum coke, into synthesis gas.  These materials are highly flammable and explosive.  Severe personal injuries and material property damage may result.  If such accidents did occur, we and our licensees could have substantial liabilities and costs.  We are not currently insured for these risks.  Furthermore, accidents of this type would likely adversely affect operation of existing as well as proposed plants by increasing costs for safety features and procedures.

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

As is typical in the case of new and/or rapidly evolving technologies, demand and industry acceptance of the Rentech Process is highly uncertain. Historically, most applications of FT processes have not produced fuels that were economical compared to the price of conventional fuel sources.  Failure by the industry to accept the Rentech Process, whether due to unsuccessful use, results that are not economical, the novelty of our technology, the lower price of alternatively sourced fuels, or for other reasons, or if acceptance develops more slowly than expected, would materially and adversely affect our business, operating results, financial condition and prospects.

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

The markets for our services and products are characterized by rapidly changing competition, new legislation and regulations, and evolving industry standards. If we do not anticipate these changes and successfully develop and introduce improvements on a timely basis, our products and services could become obsolete and unmarketable, which would have a material adverse effect on our business, financial condition, results of operations and prospects.

Our success depends in part on the successful and timely completion of our product development unit (“PDU”) and its subsequent operation.

Our success in designing, constructing, developing and operating a PDU on a timely basis is essential to our successful deployment of the Rentech FT technology as well as fulfilling our contractual obligations to DKRW Advanced Fuels LLC.  Under our agreement with DKRW-AF, we are required to satisfy certain testing procedures for the licensed technology at the PDU.  We must also obtain governmental approvals and permits as well as procure equipment and materials on a timely basis and a delay or failure in securing such governmental approvals, equipment and/or materials may cause significant harm to the Company. A variety of results necessary for successful operation of our Rentech Process could fail to be demonstrated by the PDU.  In addition, our PDU could experience mechanical difficulties related or unrelated to the Rentech Process.  If we are not able to successfully develop and operate a PDU utilizing the Rentech Process, this may cause a delay in our development of projects utilizing our Rentech Process, which would have a material adverse effect on our business, financial condition, results of operations and prospects and which we may mean we are not be able to obtain any further licensing agreements with third parties.

Our success depends on the performance of our management team, project development team and technology group. The loss of key individuals within these groups would disrupt our business operations.

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

We may not become aware of patents or rights of others that may have applicability in our Fischer-Tropsch technology until after we have made a substantial investment in the development and commercialization of our technologies. Third parties may claim that we have infringed upon past, present or future Fischer-Tropsch technologies. Legal actions could be brought against us, our co-venturers or our licensees claiming damages and seeking an injunction that would prevent us, our co-venturers or our licensees from testing, marketing or commercializing the affected technologies. If an infringement action were successful, in addition to potential liability for damages by  our joint venturers or our licensees, we could be subject to an injunction or required to obtain a license from a third party in order to continue to test, market or commercialize our affected technologies. Any required license might not be made available or, if available, might not be available on acceptable terms, and we could be prevented entirely from testing, marketing or commercializing the affected technology. We may have to expend substantial resources in litigation, in enforcing our patents or defending against the infringement claims of others, or both. If we are unable to successfully maintain our technology, including the Rentech Process, against claims by others, our competitive position would be harmed and our revenues could be substantially reduced, and our business, operating results and financial condition could be materially and adversely affected.

The Rentech Process may not compete successfully against Fischer-Tropsch technology developed by our competitors, many of whom have significantly more resources.

The development of Fischer-Tropsch technology for the production of liquid hydrocarbon products like ours is highly competitive. The Rentech Process is based on Fischer-Tropsch processes that have been known for almost 80 years and used in synthetic fuel projects for almost 50 years. Several major integrated oil companies, as well as several smaller companies, have developed or are developing competing technologies that they may offer to license to our potential customers or use as the basis for a competing development project. Each of these companies, especially the major oil companies, have significantly more financial and other resources than we do to spend on developing, promoting, marketing and using their Fischer-Tropsch technology. The United States Department of Energy has also sponsored a number of research programs in Fischer-Tropsch technology. Advances by others in their Fischer-Tropsch technology might lower the cost of processes that compete with the Rentech Process. As our competitors continue to develop Fischer-Tropsch technologies, some part or all of our current technology could become obsolete. Our ability to create and maintain technological advantages is critical to our future success. As new technologies develop, we may be placed at a competitive disadvantage, and competitive pressures may force us to implement new technologies at a substantial cost. We may not be able to successfully develop or expend the financial resources necessary to acquire new technology.

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

c.                        Risks Related to Possible Inability to Complete Project Developments and the Financing Required for Construction and Subsequent Operation

We are pursing alternative fuels projects, including one at Natchez, Mississippi, that will involve substantial expense and risk.

We are pursing opportunities to develop alternative fuels projects, including a proposal to gain site control and develop an FT plant in Natchez, Mississippi.  We are also considering other alternative fuels projects, including two potential projects with Peabody Energy Corporation.  We do not have the financing for any of these projects, conversions, developments or operations.  Moreover, the pursuit of such opportunities requires that we incur material expenses, including for financial, legal and other advisors, whether or not our efforts are successful.  Our pursuit of any of these alternative fuel projects involves significant risks, and our failure to successfully develop these projects, or failure to operate them successfully after we have developed them, could have a material adverse effect on our financial position and results of operations.

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

We need additional financing to maintain our operations, and substantially increased financing, revenues and cash flow to accomplish our goal of developing, converting or building process plants. We will continue to expend substantial funds to research and develop our technologies, to market licenses of the Rentech Process, and to convert or develop process plants. We intend to finance the conversion and development of plants primarily through non-recourse debt financing at the project level. Additionally, we might obtain additional funds through joint ventures or other collaborative arrangements, and through debt and equity financing in the capital markets.

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

As of June 30, 2006, our total indebtedness was $68,942,883.  Costs to effect the conversion of the East Dubuque Plant are estimated to be approximately $810 million which will require substantial further borrowing.  If we undertake additional projects, significant additional indebtedness may be required.

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

The Revolving Credit Facility includes restrictive covenants that will limit our ability to operate our business.

Concurrently with the acquisition of RCN, REMC (formerly known as RCN) entered into the Revolving Credit Facility. The Revolving Credit Facility is secured by a lien on substantially all of REMC’s current assets, and imposes various restrictions and covenants on us, which could limit our ability to respond to changing business conditions that may affect our financial condition. In addition, our failure to comply with the restrictions and covenants would result in an event of default giving rise to the revolving facility lender’s right to accelerate our obligations under the revolving facility.

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

As of June 30, 2006, we had approximately $48,000,000 of tax net operating loss carryforwards. Realization of any benefit from our tax net operating losses is dependent on: (1) our ability to generate future taxable income and (2) the absence of certain future “ownership changes” of our common stock.  An “ownership change,” as defined in the applicable federal income tax rules, would place significant limitations, on an annual basis, on the use of such net operating losses to offset any future taxable income we may generate.  Such limitations, in conjunction with the net operating loss expiration provisions, could effectively eliminate our ability to use a substantial portion of our net operating losses to offset any future taxable income.

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

d.                        Risks Related to Our Operations of Plants

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

•                       inability to obtain the coal gasification and product upgrading systems for the plant on a timely basis from third parties;

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

Nitrogen fertilizer is a global commodity that experiences often unpredictable fluctuations in demand and an increasing supply on the world-wide market. In the recent past, nitrogen fertilizer prices have been volatile, often experiencing price changes from one growing season to the next. A downturn in nitrogen prices could have a depressing effect on the prices of most of the fertilizer products that we will sell, and might materially and adversely affect our ability to economically operate the East Dubuque Plant.

Weather conditions may materially impact the demand for REMC products.

Weather conditions can have a significant impact on the farming economy and, consequently, on demand for the fertilizer products produced by the East Dubuque Plant. For example, adverse weather such as flood, drought or frost can cause a delay in, or even the cancellation of, planting, reducing the demand for fertilizer. Adverse weather conditions can also impact the financial position of the farmers who will buy our nitrogen fertilizer products. This, in turn, may adversely affect the ability of those farmers to meet their obligations in a timely manner, or at all. Accordingly, the weather can have a material effect on our business, financial condition, results of operations and liquidity.

The business of the East Dubuque Plant is highly seasonal.

Sales of nitrogen fertilizer products from the East Dubuque Plant are seasonal, based upon the planting, growing and harvesting cycles. Most of the East Dubuque Plant’s annual sales have occurred between March and July of each year due to the condensed nature of the planting season. Since interim period operating results reflect the seasonal nature of our business, they are not indicative of results expected for the full fiscal year. In addition, quarterly results can vary significantly from one year to the next due primarily to weather-related shifts in planting schedules and purchase patterns. We expect to incur substantial expenditures for fixed costs for the East Dubuque Plant throughout the year and substantial expenditures for inventory in advance of the spring planting season. Seasonality also relates to the limited windows of opportunity that nitrogen fertilizer customers have to complete required tasks at each stage of crop cultivation. Should events such as adverse weather or transportation interruptions occur during these seasonal windows, we would face the possibility of reduced revenue without the opportunity to recover until the following season. In addition, because of the seasonality of agriculture, we expect to face the risk of significant inventory carrying costs should our customers’ activities be curtailed during their normal seasons. The seasonality can negatively impact accounts receivable collections and bad debt.

The operations of the East Dubuque Plant are subject to risks and hazards that may result in monetary losses and liabilities.

The East Dubuque Plant’s business is generally subject to a number of risks and hazards, changes in the regulatory environment, explosions and fires. We are not currently insured for certain of these risks and insurance may not be available to us at reasonable rates in the future. Any significant interruption in our operations could adversely affect us.

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

Because the application of fertilizer has been identified as a significant source of ground water pollution and can also result in the emissions of nitrogen compounds and particulate matter into the air, regulations may lead to decreases in the quantity of fertilizer applied to crops. Further, United States governmental policies may directly or indirectly influence factors affecting the East Dubuque Plant’s business, such as the number of acres planted, the mix of crops planted, crop prices, the level of grain inventories and the amounts of and locations where fertilizer may be applied. Changes in government programs that provide financial support to farmers could affect demand for the facility’s products. The market for our products could also be affected by challenges brought under the United States Federal Endangered Species Act and changes in regulatory policies affecting biotechnologically developed seed. We cannot predict the future government policy and regulatory framework affecting our business.

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

The nitrogen fertilizer industry is very competitive and the actions of our competitors could materially affect the results of operations and financial position of the Company.

REMC operates in a highly competitive industry, particularly with respect to price. Its’ principal competitors in the distribution of crop production inputs include agricultural co-operatives (which have the largest market share in many of the locations that it serves), national fertilizer producers, major grain companies and independent distributors and brokers. Some of these competitors have greater financial, marketing and research and development resources than we do, or better name recognition, and can better withstand adverse economic or market conditions. In addition, as a result of increased pricing pressures caused by competition, REMC may in the future experience reductions in the profit margins on sales, or may be unable to pass future material price increases on to customers.

We need to rely on Royster-Clark as exclusive distributor of the nitrogen fertilizer products we would produce at the East

Dubuque Plant.

We do not have a sales force or any previous experience in the distribution of the nitrogen fertilizer products that are produced at the East Dubuque Plant. As a result, we need to rely on Royster-Clark as exclusive distributor of such products, pursuant to the Distribution Agreement executed on April 26, 2006. However, to the extent Royster-Clark and we are not able to reach an agreement with respect to the purchase and sale of products, we cannot assure you that we would be able to find other buyers for them. Our inability to sell the nitrogen fertilizer products produced at the East Dubuque Plant could result in significant losses and materially and adversely affect our business.

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

As of June 30, 2006, there were 139,951,120 shares of our common stock outstanding.  As of that date, we also had an aggregate of 31,089,386 shares of common stock that may be issued upon exercise or conversion of outstanding convertible notes, restricted stock units, options and warrants. In April 2006, we issued an aggregate of 18,400,000 shares of our common stock and $57,500,000 in convertible senior notes, which are initially convertible into up to 14,332,003 shares of our common stock upon the satisfaction of certain conditions. In addition, we have two shelf registration statements; the first covering $29,940,000 aggregate offering price of securities (up to all of which could be issued as shares of common stock) and the second covering $44,097,200 in shares of our common stock for issuance in future financing transactions, in each case as of June 30, 2006. At our annual meeting of shareholders on April 13, 2006, our shareholders authorized the Company to issue up to 40,000,000 shares of our common stock (or securities convertible into or exercisable or exchangeable common stock) for up to an aggregate of $200,000,000 in gross proceeds, at a discount of up to 30% from the market price at the time of issuance and sale.  We expect the sale of common stock and common stock equivalents in material amounts will be necessary to finance the progress of our business plan and facilitate our licensing business.  Certain holders of our securities have, and certain future holders are expected to be granted, rights to participate in or to require us to file registration statements with the SEC for resale of common stock.

We cannot predict the effect, if any, that future sales of shares of our common stock into the market, or the availability of shares of common stock for future sale, will have on the market price of our common stock. Sales of substantial amounts of common stock (including shares issued upon the exercise of stock options and warrants or conversion of convertible promissory notes), or the perception that such sales could occur, may materially and adversely affect prevailing market prices for our common stock.

Protection provisions in our Amended and Restated Articles of Incorporation may deter a third party from seeking to acquire control of us, which may reduce the market price of our stock.

Our Amended and Restated Articles of Incorporation include provisions that may make it more difficult for a third party to acquire control of the Company. These provisions include grouping of the board of directors into three classes with staggered terms; a requirement that directors may be removed without cause only with the approval of the holders of 66 2/3% of the outstanding voting power of our capital stock; a requirement that permits us to disapprove any acquisition of more than 5% of our common stock or other securities if we determine in good faith the acquisition could cause us to be a personal holding company under the Internal Revenue Code; and a requirement that the holders of not less than 66 2/3% of the voting power of our outstanding capital stock approve certain business combinations of the Company with any holder of more than 10% of the voting power or an affiliate of any such holder unless the transaction is either approved by at least a majority of the uninterested and unaffiliated members of the board of directors or unless certain minimum price and procedural requirements are met. We also have a shareholder rights plan that authorizes issuance to existing shareholders of substantial numbers of preferred share rights or shares of common stock in the event a third party seeks to acquire control of a substantial block of our common stock. These provisions could deter a third party from tendering for the purchase of some or all of our stock and could have the effect of entrenching management and reducing the market price of our common stock.

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

•                    significant shareholders of Rentech decide to dispose of their shares of common stock because of any such transactions or other reasons; or

•                    any of the other risks referred to in this section materialize.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s 2006 Annual Meeting of Shareholders was held on April 13, 2006.  The matters the Company’s shareholders voted on and the results of such voting were previously reported in Item 4 of the Company’s Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2006.

ITEM 5.   OTHER INFORMATION

On April 13, 2006 at the Annual Meeting of Shareholders (the “Annual Meeting”) of the Company, the shareholders of the Company approved the 2006 Incentive Award Plan (the “2006 Plan”).  The 2006 Plan was approved by the Company’s Board of Directors (the “Board”) on December 30, 2005, subject to shareholder approval, and is effective as of April 13, 2006.

Under the 2006 Plan, the Company may grant stock options, restricted stock awards, stock appreciation right awards, performance share awards, performance stock unit awards, dividend equivalent awards, stock payment awards, deferred stock awards, restricted stock unit awards, performance bonus awards, or performance-based awards with respect to a maximum of 5 million shares of the Company’s common stock. The maximum number of shares of common stock that may be subject to one or more awards to a participant pursuant to the 2006 Plan during any rolling three calendar-year period is 2 million. To the extent that an award terminates, expires or lapses for any reason, any shares subject to the award may be used again for new grants under the 2006 Plan; however, shares tendered or withheld to satisfy the grant or exercise price or tax withholding obligations arising in connection with any awards may not be used for grants under the 2006 Plan. A description of the terms of the 2006 Plan can be found in the Company’s definitive proxy statement, which was filed with the Securities and Exchange Commission on March 15, 2006. The foregoing summary and the summary included in the proxy statement are qualified in their entirety by the full text of the 2006 Plan, which is incorporated herein by reference.

ITEM 6.                    EXHIBITS.

Exhibit Index

Exhibit 1.1

Common Stock Underwriting Agreement and Terms Agreement, dated April 11, 2006, by and between Rentech, Inc. and Credit Suisse Securities (USA) LLC, acting on behalf of the several underwriters named therein (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed April 14, 2006).

Exhibit 1.2

Debt Securities Underwriting Agreement and Terms Agreement, dated April 11, 2006, by and between Rentech, Inc. and Credit Suisse Securities (USA) LLC, acting on behalf of the several underwriters named therein (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed April 14, 2006).

Exhibit 4.1	Amendment to Amended Rights Agreement dated April 13, 2006 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed April 18, 2006).
Exhibit 4.2

Indenture dated April 18, 2006, between Rentech, Inc. and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed April 18, 2006).

Exhibit 4.3	Form of 4.00% Convertible Senior Note Due 2013 (incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K filed April 18, 2006).
Exhibit 4.4

Financing Agreement, dated April 26, 2006, by and between Rentech Energy Midwest Corporation and The CIT Group/Business Credit, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed May 2, 2006).

Exhibit 10.1	Lease Agreement, dated as of April 21, 2006, between Rentech, Inc. and Center West (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed April 27, 2006).
Exhibit 10.2	Employment Agreement between Rentech, Inc. and Richard O. Sheppard dated March 1, 2006 (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed March 14, 2006).
Exhibit 10.3	Employment Agreement between Rentech, Inc. and I. Merrick Kerr dated May 15, 2006 (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed May 17, 2006).
31.1	Certification of President and Chief Executive Officer Pursuant to Rule 13a-14 or Rule 15d-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 or Rule 15d-14(a).
32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RENTECH, INC.

Dated: August 9, 2006	/s/ D. Hunt Ramsbottom
D. Hunt Ramsbottom, President and
Chief Executive Officer

Dated: August 9, 2006	/s/ I. Merrick Kerr
I. Merrick Kerr
Chief Financial Officer