Form 10-K
period 2006-09-30
RENTECH INC /CO/
filed 2006-12-14
CIK 868725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2006

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

(Address of principal executive offices, including zip code)

Telephone number: (310) 571-9800

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

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.   Yes  ☐.   No  ☒.

The aggregate market value of the registrant’s common stock held by nonaffiliates, based upon the closing price of the common stock on March 31, 2006, as reported by the American Stock Exchange, was approximately $386,567,000.

At December 1, 2006, the number of outstanding shares of common stock was 141,986,937.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2007 annual meeting of shareholders which the registrant will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report, are incorporated by reference in Part III of this Form 10-K to the extent stated in this report.

FORWARD-LOOKING STATEMENTS

Certain information included in this report contains, and other reports or materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company or its management) contain or will contain, “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, Section 27A of the Securities Act of 1933, as amended, and pursuant to the Private Securities Litigation Reform Act of 1995. The forward-looking statements may relate to financial results and plans for future business activities, and are thus prospective. The forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by the forward-looking statements. They can be identified by the use of terminology such as “may,” “will,” “expect,” “believe,” “intend,” “plan,” “estimate,” “anticipate,” “should” and other comparable terms or the negative of them. You are cautioned that, while forward-looking statements reflect our good faith belief and best judgment based upon current information, they are not guarantees of future performance and are subject to known and unknown risks and uncertainties. Factors that could affect Rentech’s results include our ability to obtain financing for acquisitions, capital expenditures and working capital purposes; integrating and operating our recently acquired nitrogen fertilizer plant in East Dubuque, Illinois, and obtaining financing for the proposed conversion of the plant; our acquisition, construction, or conversion of other plants to produce liquid hydrocarbon products using our technology; our ability to obtain natural gas at reasonable prices while we convert the East Dubuque plant to use coal; our ability to secure long-term coal supply contracts on reasonable terms; sales prices for the products of the East Dubuque plant; our ability to successfully integrate and operate other acquisitions; environmental requirements; success in obtaining customers for our technology, products and services; the decision of our licensees, potential licensees, joint developers and potential joint developers to proceed with and the timing and success of any project using our technology; the entry into definitive agreements with others related to a project; and the risk factors detailed in “Part II. Other Information—Item 1A. Risk Factors” below and from time to time to time in the Company’s periodic reports and registration statements filed with the Securities and Exchange Commission. Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995, and thus are current only as of the date made. Other factors that could cause actual results to differ from those reflected in the forward-looking statements include dangers associated with facilities construction and operation of gas processing plants like those using the Rentech Process, risks inherent in making investments and conducting business in foreign countries, protection of intellectual property rights, competition, and other risks described in this report.

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

Our Company

Rentech offers energy independence technologies utilizing domestic resources to economically produce ultra-clean synthetic fuels. We were incorporated in 1981 to develop technologies that transform under-utilized energy resources into valuable and clean alternative fuels, chemicals and power. We have developed an advanced derivative of the well-established Fischer-Tropsch, or FT, process for manufacturing diesel fuel and other fuel products. The FT process was originally developed in Germany in the 1920s. Our proprietary application of the FT process, which we refer to as the Rentech Process, efficiently converts synthetic gas, referred to as syngas, derived from coal, petroleum coke, biomass or natural gas into liquid hydrocarbon products, including ultra high-quality diesel fuel and other fuel products.

Both the Rentech Process and the fuels it produces carry unique and differentiating characteristics which we believe will facilitate economic deployment of the Rentech Process in large scale commercial projects. First, because our process is able to utilize carbon containing solids such as coal as a principal feedstock, we are able to take advantage of the relative stability of coal prices compared to other hydrocarbon-based feedstocks such as natural gas. Second, because the fuels derived from our proprietary process have a long shelf life and can be manufactured using domestic resources, they effectively address national security priorities framed by foreign control of oil reserves and limited domestic refining capacity. And third, because fuel produced by the Rentech Process is a clean-burning fuel which exceeds all current and promulgated environmental rules applicable to diesel engines and requires no new distribution infrastructure, we believe there are no restrictions on immediate and widespread adoption of FT fuels.

Our business has historically focused on research and development of our FT technology and licensing it to third parties. During 2004, we decided to directly deploy our technology in select domestic projects in order to demonstrate commercial operation of the Rentech Process. We have begun to implement this strategy by purchasing Royster-Clark Nitrogen, Inc. (“RCN”), which owns and operates a natural gas-fed nitrogen fertilizer production facility in East Dubuque, Illinois. We plan to convert the existing nitrogen fertilizer complex from natural gas to a coal fed integrated fertilizer and FT fuels production facility using coal gasification. We believe the acquisition will allow us to commercially deploy the Rentech Process on an accelerated basis by using the existing infrastructure and systems of the facility.

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

We intend to continue to operate REMC’s East Dubuque facility for the production of nitrogen fertilizer products while we execute a phased conversion to a commercial scale FT fuel production facility. In Phase 1 of the conversion, we intend to add a commercially available coal gasification system that converts coal into syngas for use in fertilizer production. During Phase 1A of the conversion, we plan to add the Rentech Process to produce liquid hydrocarbon products, such as diesel and jet fuels, from the additional syngas produced from the coal gasification process. We estimate we would need approximately

$810 million of additional debt and equity financing to finance Phases 1 and 1A of the conversion of REMC’s nitrogen fertilizer plant (the “East Dubuque Plant”). The planned conversion of this plant to replace natural gas with coal as its feedstock is currently in the engineering stage and investment in new processes and related equipment that significantly enlarge the production facility is anticipated to begin within the next 12 months. We presently expect commercial operations of Phases 1 and 1A to commence by 2010.

We are also pursuing the development of other alternative fuels projects, including one in Natchez, Mississippi that we and potentially a partner or partners would construct to produce FT liquid hydrocarbon and other products using the Rentech Process (the “Natchez Project”). In April 2006, the State of Mississippi enacted a $15 million state funding initiative, included in House Bill 1634, providing for site improvements at the location of the Company’s proposed Natchez Project. Such funding would be subject to the Company meeting certain financial, employment and other criteria. If the Company is successful in structuring an agreement for the land and satisfies the state funding criteria, Adams County, Mississippi will provide the Company with an improved site and port facilities necessary to meet the plant’s needs. The Company currently is conducting a feasibility study, negotiating site agreements and formalizing development plans for the Natchez Project.

In addition, we are discussing proposals with owners of energy feedstocks for the joint development of alternative fuels projects and the use of the Rentech Process under selective licensing arrangements. On July 17, 2006, we entered into a Joint Development Agreement with Peabody Energy Corporation (“Peabody”), for the co-development of two coal-to-liquids (“CTL”) projects, which will be located on Peabody coal reserves. The projects will convert coal into ultra-clean transportation fuels using the Company’s proprietary FT CTL process. The companies intend to utilize Peabody’s reserves in Montana and the Midwest and will evaluate a mine-mouth project model to maximize cost and transportation advantages. One project is targeted for production of 10,000 barrels per day of transportation fuels while the other is projected to produce up to 30,000 barrels per day. The final locations, production volumes, product mixes and environmental considerations, including being “carbon capture” ready for each facility, will be determined during the initial development phases of the respective projects. Under the terms of the Joint Development Agreement, Peabody and the Company will evaluate the projects in stages by determining the scope and feasibility of each project first. After successful completion of these initial stages, Peabody and the Company expect to establish a project entity and then move forward with the Front End Engineering and Design (“FEED”) phase for each facility. Initially the companies will share the costs of any third party development expenses and have equal interests in the projects. With the exception of the agreed upon sites, the Joint Development Agreement is non-exclusive and either party may develop coal-to-liquids projects at other sites.

We currently have one active license arrangement. On January 12, 2006, we entered into a Master License Agreement with DKRW-Advanced Fuels LLC (“DKRW-AF”) for the use of our coal-to-liquids technology and a related Site License Agreement with DKRW-AF’s wholly owned-subsidiary, Medicine Bow Fuels & Power, LLC, with respect to its proposed Medicine Bow Project in Medicine Bow, Wyoming. Pursuant to the Site License Agreement, we will receive license fees based on plant production capacity, payable in stages as DKRW-AF achieves certain milestones, including receiving a full funding commitment for developing and building such plant and commencing operation, subject to performance and other obligations on our part. The achievement of these milestones is expected to take several years.

On November 15, 2006, in order to continue to focus our efforts and resources on our long-term business plan to commercialize the Company’s technology to produce clean synthetic fuels, we sold our subsidiary Petroleum Mud Logging, LLC, which provides well logging services to the oil and gas industry.

Our executive offices are located at 10877 Wilshire Blvd., Suite 710, Los Angeles CA 90024. Our telephone number is (310) 571-9800.

Financial Information About Our Business Segments; Products and Services

Financial information about our business segments is given in Note 17 of our consolidated financial statements. In the fiscal years ended September 30, 2006, 2005 and 2004, our discontinued oil and gas field services accounted for 16%, 79% and 54% of our consolidated net revenue, and our discontinued product sales (of paints, sealers and coatings) accounted for 0%, 10% and 26% of our consolidated net revenue. For the fiscal year ended September 30, 2006, our nitrogen fertilizer products accounted for 84% of our consolidated net revenue.

Business Strategy

Our strategic objective is to establish the Rentech Process as the standard technological platform for coal-to-liquids production in North America. Key elements of our strategy include:

Accelerate deployment of the Rentech Process by using existing infrastructure.   By using the infrastructure already in place at the East Dubuque facility, we believe we can produce an FT facility that utilizes the Rentech Process in less time than would be required if we constructed an entirely new facility to manufacture a similar type and quantity of products. We believe the enhanced speed to market will provide an opportunity for us to set the standards for manufactured fuels to be used by end users. We also believe the project will enable us to establish our technology as an accepted and financeable platform for future facilities. We believe the conversion of the East Dubuque facility to use coal as a feedstock and the addition of the Rentech Process to enable the facility to produce both nitrogen fertilizers and Fischer-Tropsch fuels can significantly improve the facility’s economics by:

•  producing additional high-value products, including diesel fuel and other fuel products;

•  reducing the cost of the feedstock used at the facility, based on current market prices;

•  using the lower cost feedstock in a significantly more efficient fashion that reduces the amount of energy required to manufacture each unit of product;

•  increasing the amount of nitrogen fertilizer the facility can produce due to efficiencies gained by reducing the amount of inert gases currently being produced in the facility; and

•  providing the ability to produce sufficient electrical power to operate the facility and potentially to sell excess electricity to the market.

We also expect to continue to generate revenues and cash flows from the East Dubuque facility by continuing its current operations while the conversion process is underway.

Strategically build projects in the United States utilizing the Rentech Process.   We intend to develop greenfield projects, which involve no existing infrastructure or process plant, where the design is both replicable and scalable. In addition to the East Dubuque and Natchez projects, we plan to focus on greenfield projects located at coal mines. We believe we will be able to leverage the engineering, design and construction associated with each facility, thereby reducing the required capital and technical resources for each subsequent project. We initiated this strategy in July of 2006 with our Joint Development Agreement with Peabody for the co-development of two CTL projects, which would be located on Peabody coal reserves. We will target projects where the scale-up opportunities are such that, over time, we can achieve production capacity of up to 50,000 barrels per day of FT fuels. While our technology would enable us to pursue larger projects, we believe that small to medium sized projects require less capital and development time. For example, we are pursuing a greenfield project situated along the Mississippi River at the Port of Natchez. We are presently conducting a feasibility study, negotiating site agreements and formalizing development plans for the Natchez Project. There is no assurance the Natchez Project or our proposed CTL projects with Peabody will proceed as presently contemplated.

Continue investment in our research and development program.   We intend to continue to invest in advancing our technology. We own a development and testing laboratory located in Denver, Colorado, which includes a pilot plant consisting of a bubble column slurry reactor. The laboratory contains equipment and support facilities that provide us with a resource for the continued development and testing of our Fischer-Tropsch technology. Our laboratory and engineering staff currently consists of 33 permanent and contract employees.

Our principal research and development efforts at our laboratory are now focused on increasing the efficiency of the catalyst we use in producing FT products and validating our ability to cost-effectively remove catalysts from our wax based on intermediate product streams. We are also developing additional FT catalysts attempting to further increase the efficiency of converting feedstock into liquid hydrocarbons, and working on other ways of reducing the cost of our process. Our research efforts are focused on supporting our goal of achieving commercial use of the Rentech Process with as many types of hydrocarbon feedstocks as are available.

Our product development unit, or PDU, currently being developed on a site we own in Commerce City, Colorado, will serve as a platform to allow us to remain a leader in alternative fuels technology. We are preparing to build and operate on the site what we believe will be the United States’ first fully integrated Fischer-Tropsch, coal-to-liquids, product development unit research facility. We anticipate that our Commerce City site will eventually house our existing pilot plant and research and development and engineering teams. This facility would produce ultra-clean diesel fuel and other fuel products from various domestic coals, petroleum coke and biomass feedstocks on a demonstration scale, utilizing coal gasification technologies fully integrated with the Rentech Process. With the PDU in operation, we believe we will be able to further optimize the operating conditions of the FT synthesis and upgrading section for producing different specialized cuts of fuels. The products from the facility will be used to supply test quantities of FT fuels to potential licensees and customers. We expect construction of the PDU to be completed by the third calendar quarter of 2007 and to cost approximately $40 million.

During the fiscal years ended September 30, 2006, 2005, and 2004, we spent $12,053,707, $495,919, and $749,230, respectively, on research and development activities on the Rentech Process. During each of the same fiscal years, we received revenues from third parties for research and development activities related to our technology of $0, $343,027, and $817,279, respectively.

Extend the reach of Rentech technology through licensing.   We plan to continue to market the licensing of our technology for coal and other carbon bearing feedstock to enhance the deployment and acceptance of our technology. We believe that successful commercialization of the Rentech Process will enhance our licensing opportunities, resulting in additional revenue streams.

Under a typical licensing arrangement, we would expect to have the right to receive license fees and ongoing royalties for hydrocarbons produced by process plants that use the Rentech Process. We would also expect to receive fees for providing the FT catalyst and technical services to licensees. After we grant a license, our licensees are responsible for financing, constructing and operating their own facilities that will use the licensed technology. They must also acquire their own feedstock and sell the products that their facilities produce. We generally would expect licensees to either construct the syngas reactor modules and separator modules under our direction and oversight or to contract with us to have fabricators, qualified by us, supply these units for purchase or lease.

In January 2006, we entered into a master license agreement with DKRW-AF for the use of the Rentech Process. The master license agreement provides that if DKRW-AF wishes to build a coal to liquids facility in any domestic or international location, they are obligated to use our technology and to enter into a separate site license agreement for such project. Concurrent with the execution of the master license agreement, we entered into a site license agreement with Medicine Bow Fuel & Power, LLC, or MBF&P, a wholly-owned subsidiary of DKRW-AF, for the use of our technology in the facility to be constructed by MBF&P in Medicine Bow, Wyoming. The site license agreement provides that MBF&P shall have the obligation to buy the catalyst developed by us from us or our designated suppliers pursuant to a separate supply agreement to be entered into. Pursuant to the site license agreement, we will receive license fees based on plant production capacity, payable in stages as DKRW-AF achieves certain milestones, including receiving a full funding commitment for developing and building such plant and commencing operation, subject to performance and other obligations on our part. The achievement of these milestones is expected to take several years.

Our Proprietary Rentech Process

Our proprietary Rentech Process is a significant enhancement of the Fischer-Tropsch technology originally developed in Germany in the 1920s. Prior to application of the Rentech Process, hydrocarbon feedstocks are first reformed by various commercially available processes into syngas. The syngas is then converted through the Rentech Process into differentiated liquid hydrocarbon products in a reactor vessel containing Rentech’s patented and proprietary FT catalyst, and then upgraded with commercially available refining processes. We believe the ability of the Rentech Process to efficiently utilize syngas derived from a broad range of hydrocarbon feedstocks, including coal and other lower priced feedstocks, distinguishes it from competing technologies. In October 2003, we obtained a United States patent for the efficient integration of the Rentech Process with nitrogen fertilizer processes.

The Rentech Process can be used with syngas derived from feedstocks such as coal, petroleum coke, natural gas and biomass. In addition to coal-to-liquids markets, other potential markets for the Rentech Process include unused natural gas supplies associated with crude oil fields that are presently being flared, re-injected into the reservoir or merely left in the ground due to the lack of economic or practical means to transport these resources to market. We believe that the Rentech Process can be used for on-site conversion of these resources into liquid hydrocarbon products that are more easily and cost-effectively transported to market. Increasing environmental and regulatory pressures to reduce the wasteful flaring of natural gas, the economic attractiveness of monetizing wasted assets, and the growing need for cleaner fuels are driving the growing interest of owners of these hydrocarbon resources and the energy industry in this application of the Rentech Process. Our technology could also enable refineries to more fully utilize heavier crude oil in addition to petroleum coke to produce an improved slate of higher-value products. Potential benefits to the refiner include lower refinery feedstock costs, higher revenue and a reduction in waste disposal costs leading to increased margins. The Rentech Process also has applications in the conversion of existing facilities that produce nitrogen fertilizers, industrial off-gases or petrochemicals.

Fischer-Tropsch Technology

The Fischer-Tropsch process that is the basis of our technology is one step in the three stage chemical process by which carbon-bearing materials are converted into synthetic liquid hydrocarbons. The three stages are described below.

•  In the first stage, commercially available technologies, such as gasification or steam methane reforming, convert carbon-bearing material into syngas, which is a mixture of hydrogen and carbon monoxide. Oxygen is usually added for the efficient conversion of any solid or liquid feedstock. The addition of oxygen may also be necessary in Fischer-Tropsch processes that use gaseous feedstocks, depending on the technology selected, to reform the gaseous feedstocks into the desired composition of syngas.

•  In the second stage, the syngas is fed through a Fischer-Tropsch reactor and chemically altered in the presence of a catalyst to form synthetic liquid hydrocarbon products. The catalyst is either iron-based, as is the case in the Rentech Process, or cobalt-based. This is the stage where the Rentech Process is applied.

•  In the third stage, the synthetic hydrocarbon products are upgraded on site with a commercially available refining technology by distillation or other conventional processing steps to the specifications required for the target market.

The Fischer-Tropsch process was first used in Germany during World War II in commercial-scale industrial facilities constructed with government funding. These facilities used coal as feedstock for the syngas and primarily produced diesel fuel. After World War II, others, notably the South African government, the United States Bureau of Mines and several companies in the United States, began research and development for improvements to the Fischer-Tropsch process. South Africa’s effort led to the Fischer-Tropsch process now owned by South African Synthetic Oil, Ltd., or Sasol. Sasol’s process is used at four facilities in South Africa that, according to published reports, produce a total of approximately 160,000 barrels per day of liquid hydrocarbons, primarily from coal, using an iron-based catalyst.

The efforts to develop advances in FT technology in the United States were abandoned by the 1960s because conventionally refined liquid hydrocarbons were available in the United States at costs lower than FT synthetic fuels. The OPEC oil embargo of 1973 created fuel shortages, especially in the United States, renewing interest by several companies in Fischer-Tropsch technology. Several companies, including ours, began work in the 1970s and 1980s to develop proprietary FT processes. Other companies that we believe began developing FT processes during that time include ExxonMobil, the Royal Dutch/Shell group, Statoil and BP. We believe that except for Sasol and us, which use iron-based catalysts in their Fischer-Tropsch processes, the other FT processes developed since World War II use cobalt-based catalysts.

Development of the Rentech Process

We developed our Fischer-Tropsch technology in the early 1980s, based on earlier research and development efforts conducted by two of our founders, Dr. Charles Benham and Dr. Mark Bohn. The ability of the Rentech Process to convert syngas into valuable liquid hydrocarbons has been demonstrated over the course of our history.

Use of the Rentech Process in a Fischer-Tropsch facility was successfully demonstrated in 1992 and 1993 at the Synhytech facility located at Pueblo, Colorado. The Synhytech facility was designed to produce up to 235 barrels of liquid hydrocarbons per day. Our licensee, Fuel Resources Development Company, or Fuelco, had full control of the supply of syngas and the construction and operation of the facility. We designed, fabricated and operated the Fischer-Tropsch reactors and provided our catalyst for use in the FT reactors. Fuelco constructed the facility at the Pueblo municipal landfill, with the intent of using, at minimal cost, the methane and carbon dioxide in the landfill gas that was generated each day from the decomposition of the landfill material. Although the Rentech Process performed as expected to produce liquid hydrocarbons, Fuelco determined that the volume and the energy content of the landfill gas it captured were inadequate to operate the facility on an economic basis, and thus ceased operation of the facility.

We obtained ownership and control of the Synhytech facility in 1993. In order to further evaluate performance of the Rentech Process, we decided to operate the facility for a short period of time using natural gas supplied by pipeline as the feedstock. In July and August 1993, we operated the facility continuously for three weeks. The results confirmed that the Rentech Process operated successfully and our ability to produce the desired products. We closed the Synhytech facility at the end of 1993 because no cost-efficient source of natural gas feedstock was available.

Our technology was also successfully used by Texaco Energy Systems at a facility in Laporte, Texas in 2000. Texaco leased the use of this facility from the United States Department of Energy on a short-term basis to conduct a joint demonstration with us of the results of using the Rentech Process with Texaco’s gasification process. The Laporte facility had the capacity to produce approximately ten barrels of product per day using the Rentech Process.

Competition in Fischer-Tropsch Technology

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

Developing commercial FT technology requires significant capital and time, which we believe provides a material barrier to competitors. The fundamental differences between the various FT technologies developed by us and our competitors are the FT catalyst, the syngas reactors where the syngas reacts with the catalyst, our patented process for separating iron catalyst from the wax product used in the reaction chamber (which permits the catalyst to be re-used), and our focus on small to medium sized facilities with a production capacity of up to 50,000 barrels of FT fuel per day. Because it uses an iron-based catalyst, the Rentech Process can use syngas derived from a wide range of feedstock to produce the syngas necessary for the FT process. FT technologies that use cobalt-based catalysts can be used to convert syngas produced from coal and petroleum coke; however, due to their sensitivity to impurities in the syngas stream that coal and petroleum coke gasification units may produce, the expensive cobalt catalyst can be damaged. Such a facility requires the addition of expensive equipment that would likely cause reduced product yields and increased capital and operating costs. As a result, our ability to compete with FT technologies that use cobalt-based catalysts is, instead, significantly dependant on the relative cost of coal, as compared to natural gas feedstock.

One of our competitors, Sasol, uses an iron-based catalyst at four facilities in South Africa that, according to published reports, produce a total of approximately 160,000 barrels per day of liquid hydrocarbons, primarily from coal. Sasol’s published reports of its licensing activity suggest to us that its current business strategy is to focus on licensing its cobalt-based technology for use with natural gas feedstock, and that the use of its iron based catalyst is preferred for use in large-scale facilities (greater than 70,000 barrels per day) where coal is to be the feedstock for the facility. In contrast, our focus on facilities with production capacities of up to 50,000 barrels per day of FT fuels will require less capital and development time.

Sources of Feedstocks for the Rentech Process

Economic use of the Rentech Process requires substantial quantities of inexpensive carbon-bearing solids or gasses that can be economically converted into syngas. We believe that coal, which is available in great quantities in the United States, is the best source of feedstock for the Rentech Process in the United States. Based on current market prices, we believe we can obtain and gasify a wide-variety of coal types to produce the syngas that we use in the Rentech Process at significantly lower costs than if we were to use a natural gas feedstock.

In the United States, there are vast deposits of coal estimated at approximately 490 billion tons of demonstrated reserves and approximately 270 billion tons of recoverable reserves. Coal represents as much as 95% of the domestic fossil energy reserves on an energy equivalent basis according to the United States Department of Energy. The United States produced nearly one-fifth of the world’s coal in 2004 and was the second largest coal producer in the world, exceeded only by China. In 2005, total coal production in the United States as estimated by the United States Department of Energy was approximately 1.1 billion tons. Due to the extensive supply, coal prices have been historically stable compared to prices for oil and natural gas in the United States. Prices for oil reached record levels in 2006 and prices for natural gas spiked at record levels in 2005 and have come down in 2006.

The following graph charts the relative cost per million British thermal unit, or mmbtu, of coal to natural gas from January 1996 to September 2006 as reported by the New York Mercantile Exchange and Bloomberg.

Other potential feedstocks for the Rentech Process include heavy crude oil and heavy, high-sulfur residual materials created as a byproduct of the crude oil refining process. These residual materials are commonly referred to as petroleum coke or refinery bottoms. Some petroleum coke, unless treated at considerable expense, must be disposed of as a hazardous material. If the residues are gasified, or transformed into syngas for use in the Rentech Process, they could be converted by our process into higher-value FT products. Natural gas, plant and plant derived materials, commonly referred to as biomass, may also be gasified and could serve as potential feedstock for the Rentech Process.

Products and Markets for Liquid Hydrocarbon Products

Facilities using the Rentech Process can be designed and configured to produce a variety of liquid hydrocarbon products. Our synthetic liquid hydrocarbon products are similar to analogous products derived from crude oil refining, but have environmental benefits that conventional petroleum-based refinery products do not possess.

The products we can produce using the Rentech Process include:

•       clean-burning, premium grade diesel fuel that is valuable as both a stand-alone product and a blending component;

•       clean-burning, manufactured jet fuels;

•       naphthas useful as a feedstock for chemical processing;

•       specialty products such as waxes useful in hot-melt adhesives, inks and coatings;

•       normal paraffins; and

•       other wax-based products and a variety of other chemical intermediaries.

Because of the way they are produced, our liquid hydrocarbon products are substantially free of contaminants usually found in crude oil, such as sulfur, aromatics, nitrogen and heavy metals. Vehicle engine tests of our synthetic diesel conducted by independent labs have demonstrated that our FT diesel fuel is clean-burning with excellent combustion qualities, and substantially reduces harmful air emissions from vehicles. Our diesel fuel can be used directly or as a blending component with conventionally refined petroleum diesel to reduce harmful emissions. Moreover, we believe our diesel fuel can be used in currently available diesel engines without requiring any modifications to the engines, and can be delivered to end-users with no modifications to delivery infrastructure.

Clean Air Regulations

The Clean Air Act Amendments of 1990, or the CAAA, established several programs in order to improve air quality by, among other things, imposing restrictions on the emissions of hazardous pollutants into the atmosphere. As a means to address common sources of air pollution such as automobiles, trucks and electric power plants, the CAAA encourages the development and sale of alternative fuels as the nation attempts to meet national air quality standards. In addition, beginning in June 2006, the United States Environmental Protection Agency started to phase-in a program to reduce the permissible sulfur content in highway diesel fuel from 500 parts per million to 15 parts per million. Furthermore, California has promulgated state-specific standards to reduce the sulfur content of diesel fuel. FT diesel fuel produced using the Rentech Process is a low-sulfur, clean-burning fuel, and should therefore be attractive to users.

Government Incentives

In 2000, Congress designated domestically produced Fischer-Tropsch fuels made from natural gas as an alternative fuel under the Energy Policy Act of 1992. This act also designates liquid fuels from coal as an “alternative fuel.”

The Energy Policy Act of 2005, or EPACT 2005, provides for tax credits, grants, loan guarantees and other incentives to stimulate coal gasification into Fischer-Tropsch fuels and chemicals. EPACT 2005 provides a 20% tax credit for qualifying gasification projects, including by entities which produce chemicals, fertilizers, glass, steel, and for forest products. In order to qualify for the tax credit, coal must comprise at least 90% of fuels required for “production of chemical feedstocks, liquid transportation fuels or coproduction of electricity.” EPACT 2005 also authorizes grants for gasification and gasification coproduction, which includes the production of Fischer-Tropsch fuels, fertilizer and electricity, as well as comprehensive loan guarantees up to 80% of the project cost for deployment and commercialization of innovative technologies including gasification projects and gasifying coal to produce “ultra-clean premium fuels through Fischer-Tropsch process.” EPACT 2005 incentives may be used together with tax credits provided by the statute. EPACT 2005 also provides a temporary election to expense up to 50% of qualified refinery costs, including those for a facility which processes coal via gas into liquid fuel. To qualify, there must be a binding construction contract before January 1, 2008 and the refinery must be placed in service before January 1, 2012. We anticipate that our proposed projects may qualify for us to receive grants, loan guarantees and other incentives under EPACT 2005.

EPACT 2005 requires the Secretary of Defense to develop a strategy to use fuel produced from coal, tar sands and shale and authorizes the Department of Defense to enter into multi-year procurement contracts.

The Highway Reauthorization and Excise Tax Simplification Act of 2005 also provides a $0.50 per gallon fuel excise tax credit for “any liquid fuel derived from coal (including peat) through the Fischer-Tropsch process.”

We believe the projects to deploy product developed with the Rentech Process may in appropriate circumstances be eligible for one of more of the above incentives.

Acquisition of Royster-Clark Nitrogen, Inc.

On April 26, 2006, we completed our acquisition of RCN through a subsidiary for the purchase price of $50 million, plus an amount equal to net working capital of RCN, which was approximately $20 million. We are operating the existing nitrogen fertilizer complex, which is capable of producing 830 tons per day of ammonia from natural gas under the new name Rentech Energy Midwest Corporation. As a result of the acquisition, our principal revenues and cost of sales are now derived from operation of the REMC facility.

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

Conversion of East Dubuque Facility

We will convert the facility in phases, the construction of which will overlap. In Phase 1 of the conversion, we intend to add a commercially available clean coal gasification module that converts coal into syngas for use in fertilizer production. We expect the conversion will allow us to capture the price differential between natural gas and coal and produce fertilizers more cost effectively. Phase 1 will also include the construction of a power plant which will capture the waste heat from the coal gasification process. It is anticipated that the converted Facility will be capable of producing enough power to meet its internal needs and, to the extent it produces any surplus power, could market excess power to the local grid. By converting the facility, we expect to improve the economic return from its operations. In addition, after conversion the facility is expected to produce an additional 170 tons of ammonia per day, which is the building block for various nitrogen fertilizer products. After completion of Phase 1, the East Dubuque facility is expected to purchase approximately 1,560 tons of coal per day on a fixed contract basis.

In Phase 1A, we will add a FT plant using the Rentech Process. We expect the addition of the Rentech Process will enable the facility to produce between 1,500 and 1,800 barrels per day of FT liquid hydrocarbon products, primarily ultra-clean diesel fuel, requiring an additional approximately 1,040 tons of coal per day.

We expect that the financing for Phase 1 of the project would be raised at the project level and that the financing for Phase 1A would be raised at either the project or at the Rentech level. We presently expect commercial operations of Phases 1 and 1A to commence by 2010.

Following start-up of commercial FT production, we anticipate that we will develop Phase 2, which will consist of adding additional coal gasification and FT capacity resulting in an increase of approximately 5,000 barrels per day of FT fuel.

Distribution Agreement

On April 26, 2006, RDC entered into a Distribution Agreement with Royster-Clark Resources, LLC, who has assigned the agreement to Agrium U.S.A. Inc. (“Agrium”), pursuant to which Agrium is obligated to use commercially reasonable efforts to promote the sale of, and to solicit and secure orders from its customers for nitrogen fertilizer products comprising anhydrous ammonia, granular urea, UAN solutions and nitric acid and related nitrogen-based products manufactured at the East Dubuque Plant and to purchase from REMC all nitrogen fertilizer products manufactured at the facility for prices to be negotiated in good faith from time to time. RDC must pay Agrium a commission for these services. RDC’s rights under the Distribution Agreement include the right to store specified amounts of its ammonia at Agrium’s ammonia terminal in Niota, Illinois for a monthly fee.

Business of Rentech Energy Midwest Corporation.

The following description relates to the business of our subsidiary REMC as presently conducted.

Production Facility

REMC’s manufacturing facility in East Dubuque, Illinois is designed to produce anhydrous ammonia, nitric acid, ammonium nitrate solution, liquid and granular urea, nitrogen solutions (urea ammonium nitrate solution, or UAN) and carbon dioxide using natural gas as a feedstock. East Dubuque is located in the northwest corner of Illinois, and the facility is located on a 100 foot bluff above the Mississippi River with access to the river for loading certain products through REMC-owned loading facilities.

The facility operates continuously, except for planned shutdowns for maintenance and efficiency improvements, and has historically operated at full capacity except for temporary cutbacks or shutdowns for maintenance or extraordinary market conditions. The facility can optimize the product mix according to swings in demand and pricing for its various products. In the 12 month period ended September 30, 2006, the facility produced approximately 0.9 million tons of these products, compared to approximately 1.0 million tons in 12 month period ended September 30, 2005. Some products were sold as produced, and others were consumed in the production of upgraded nitrogen products. Final products shipped from the facility during the 12 month period ended September 30, 2006 totaled approximately 415,000 tons of ammonia and upgraded nitrogen products, compared to approximately 439,000 tons in the 12 month period ended September 30, 2005. Carbon dioxide shipments totaled approximately 111,000 tons and 94,000 tons in the 12 month periods ended September 30, 2006 and 2005, respectively.

The following table sets forth the East Dubuque facility’s current rated production capacity for the listed nitrogen fertilizer products in tons per day.

Plant	Capacity (tons per day)
Ammonia	830
UAN Blending	1,100
Ammonium nitrate	600
Urea synthesis	400
Urea granulation	140
Nitric acid (2 plants)	380
CO2	650

Products

REMC’s product sales are heavily weighted toward anhydrous ammonia and UAN, which typically make up over 80% of total revenues. Products sold include anhydrous ammonia, UAN, nitric acid, carbon dioxide and granular and liquid urea. All of its products are sold through the Distribution Agreement with Agrium with the exception of carbon dioxide which is sold to industrial customers, generally on a contract basis. Although anhydrous ammonia and UAN are often interchangeable, each has its own characteristics, and customer product preferences vary according to the crop planted, soil and weather conditions, regional farming practices, relative prices and the cost and availability of appropriate storage, handling and application equipment. A more detailed description of its products follows below:

Anhydrous Ammonia.   REMC produces anhydrous ammonia (often referred to simply as “ammonia”), the simplest form of nitrogen fertilizer and the feedstock for the production of other nitrogen fertilizers. Ammonia is produced by reacting natural gas with steam and air at high temperatures and pressures in the presence of catalysts. The ammonia processing unit has a current rated capacity of 830 tons per day. Ammonia product storage consists of two 20,000 ton tanks. Ammonia is used in the production of all other products produced by the facility, except for carbon dioxide.

Ammonia contains 82% nitrogen by weight and is generally the least expensive form of fertilizer per pound of nitrogen. However, because it is a gas that must be kept under pressure and refrigerated, ammonia is more costly to store, ship and apply than other nitrogen fertilizer products and must be applied in the fall during cool weather after harvest, in the spring just before planting or as side dress after the plant emerges. When used as a fertilizer, ammonia must be injected into the soil by specialized equipment, and soil conditions can limit its application.

UAN.   UAN is produced by combining urea solution and ammonium nitrate solution. An aqueous solution of ammonium nitrate, referred to as AN, an intermediate in UAN manufacture, is produced in a separate AN unit by neutralizing nitric acid with ammonia. No solid ammonium nitrate is produced in the facility. UAN is a liquid fertilizer which has a slight ammonia odor and, unlike ammonia, it does not need to be refrigerated or pressurized when transported or stored. The East Dubuque facility maintains two UAN storage tanks having a combined storage capacity of 80,000 tons.

As a liquid, UAN has many advantages over solid fertilizers and ammonia. UAN may be applied more uniformly than non-liquid products and may be mixed with various crop protection products or other nutrients, permitting the farmer to apply several materials simultaneously, thus reducing energy and labor costs. In addition, UAN, unlike ammonia, may be applied from ordinary tanks and trucks and can be applied to the soil either through spraying, injecting or through irrigation systems throughout the growing season. Moreover, due to its stable nature, UAN can be a preferred fertilizer choice for crops requiring soil surface applications (such as no-till row crops).

Urea.   Urea product is produced through the reaction of ammonia with carbon dioxide at high pressure and temperatures creating a molten product called Urea solution at a concentration of approximately 70%. Urea solution can be further processed through the urea granulation plant to create dry granular urea (46% nitrogen concentration) for sale to trade, used for the production of UAN or sold directly to trade customers in its state as a urea solution. The facility has a 12,000 ton capacity bulk warehouse which may be used for dry bulk granular urea storage.

Nitric Acid.   REMC produces nitric acid through two separate nitric acid plants. Nitric acid is produced through the catalytic combustion of ammonia vapor in air over a platinum-rhodium (precious metals) catalyst gauze and absorption of the nitric oxide in weak acid. Nitric acid is either sold to third parties or used within the facility for the production of ammonium nitrate solution, as an intermediate from which UAN is produced. Limited storage capacity is currently available at the facility, but sufficient storage is available for efficient product loading. Storage capacity has not been a limiting factor in the sales of nitric acid.

Carbon Dioxide.   Carbon dioxide, or CO2, is a co-manufactured gaseous product in the manufacture of ammonia (approximately 1.1 tons of CO2 per ton of ammonia). Most plants vent the gas from their ammonia production to the atmosphere. The East Dubuque facility has developed a market for the CO2 through conversion to a purified food grade liquid carbon dioxide. The CO2 is purified, compressed and chilled to condensing conditions. It is stored as a saturated liquid for later sale to various industrial customers. The facility is a certified producer of food grade liquid CO2 for the soft drink industry. The facility has storage capacity of approximately 1,900 tons of CO2. Negotiated contract agreements for CO2 allows for regular shipment of CO2 twelve months a year, so the current storage capacity is adequate.

Marketing and Distribution

REMC sells approximately 99% of its final products, with the exception of CO2, to Agrium pursuant to the Distribution Agreement. Agrium sells the products to either wholesale or retail agricultural customers or in the case of industrial nitrogen products, primarily nitric acid, to industrial customers. CO2 is marketed by staff at the facility, generally on a contract basis.

Seasonality and Volatility

The fertilizer business is seasonal, based upon the planting, growing and harvesting cycles. Inventories must be accumulated to allow for uninterrupted customer deliveries, and require significant storage capacity. The accumulation of inventory to be available for seasonal sales is financed though use of REMC’s revolving credit facility and by customer prepayments. This seasonality generally results in higher fertilizer prices during peak periods, with prices normally reaching their highest point in the spring, decreasing in the summer, and increasing again in the fall as depleted inventories are restored. Another seasonal factor affecting REMC is the ability to transport product via barges on the Mississippi River. During the winter, the Mississippi River is closed due to river blockage from ice formations. The river closure affects how REMC can transport its products and can impact profitability due to differences in transportation costs.

Nitrogen fertilizer price levels are influenced by world supply and demand for ammonia and nitrogen-based products. Long-term demand is affected by population growth and rising living standards that determine food consumption. Shorter-term demand is affected by world economic conditions and international trade decisions. Supply is affected by increasing worldwide capacity and the availability of nitrogen product imports from major producing regions such as the former Soviet Union, the Middle East, South America and Trinidad. During the period 2002-2003, favorable nitrogen prices in the industry spurred capacity additions in the form of new and expanded production facilities. These production changes and escalation of natural gas prices in 2005 negatively impacted profitability of nitrogen manufacturing and resulted in some curtailments or shutdowns of North American nitrogen manufacturing capacity. Many of these shutdowns are expected to be permanent. Natural gas prices in 2006 have trended down from the record highs prices in 2005.

Raw Materials

The principal raw material used to produce manufactured nitrogen products is natural gas. REMC has historically purchased natural gas for use in the facility in the spot market, through the use of forward purchase contracts, or a combination of both. Forward purchase contracts have historically been used to lock in pricing for a portion of the facility’s natural gas requirements. These forward purchase contracts are generally either fixed-price or index-priced, short term in nature and for a fixed supply quantity. REMC is able to purchase natural gas at competitive prices due to its connection to the Northern Illinois Gas Company, or NICOR, distribution system and its proximity to the Northern Natural Gas pipeline. Natural gas purchases used in production were approximately 9.9 billion cubic feet and 9.3 billion cubic feet in the 12 month periods ended September 30, 2006 and September 30, 2005, respectively.

For the three years ended December 31, 2005, natural gas prices trended up due to various supply factors, including the increasing overall demand for natural gas from industrial users, which is affected, in part, by the general conditions of the United States economy, and other factors. In 2006 natural gas prices have decreased from the record highs of 2005. Seasonal fluctuations exist within each year resulting from various supply and demand factors, such as the severity of winters affecting consumers’ consumption for heating, and the severity of summers affecting industrial demand by utilities for electrical generation, among other factors. Volatility is also evidenced by price swings resulting from recent hurricanes in the Gulf of Mexico where significant production of natural gas exists. REMC does not obtain supplies of natural gas from the Gulf of Mexico region; however, changes in levels of natural gas prices affected by supply factors related to this region or other supply factors and market prices of nitrogen products can materially affect REMC’s financial position and results of operations. REMC has not experienced difficulties in securing supplies of natural gas. Natural gas has been purchased at market prices, which are subject to price volatility.

Transportation

Natural gas is transported into the facility through a connection to the natural gas pipeline from NICOR. Products are shipped by barge, truck and rail. The facility can ship ammonia and UAN through a barge dock on the Mississippi River. The East Dubuque facility owns a rail spur that connects to the Burlington Northern Santa Fe Railway, or BNSF. The Canadian National Railway Company also services the East Dubuque facility and has rights to travel on the BNSF main line.

Environmental Matters

Rentech’s and REMC’s facilities and operations must comply with a variety of United States federal, state and local environmental laws, regulations and ordinances, including those governing and imposing liability for the discharge of pollutants into the air and water, the management and on-site and off-site disposal of chemicals, byproducts, including wastewater and spent catalyst, and hazardous wastes, worker health and safety, the investigation and cleanup of contamination at currently and formerly owned or operated sites, as well as third party sites that may have been impacted by Rentech’s or REMC’s operations, and for natural resource damages related to any releases of hazardous substances. For example, under CERCLA, we could be held strictly, jointly and severally liable for the removal and remediation of any hazardous substance contamination at our currently or formerly owned or operated facilities, at off-site properties (where migration of contamination from our facilities occurred) and at third party waste disposal sites at which our wastes were disposed. Because of Rentech’s and REMC’s operations, the history of industrial or commercial uses at Rentech’s and REMC’s currently and formerly owned and operated facilities, and the use, production, disposal and possible release of hazardous substances and wastes at or from those facilities, we may be subject to liability under environmental laws. We could also be subject to liability for personal injury based on human exposure to or natural resource damages from hazardous substances or wastes released or disposed of at or from Rentech’s or REMC’s currently or formerly owned or operated facilities.

In addition, some of Rentech’s and REMC’s operations require environmental permits and controls to prevent or limit pollution to the environment. We could incur substantial costs, including cleanup costs, civil or criminal fines, penalties or sanctions and third party claims for property damage or personal injury as a result of violations of or liabilities under environmental laws and regulations or non-compliance with environmental permits. The East Dubuque facility has experienced some level of regulatory scrutiny in the past and may be subject to further regulatory inspections, future requests for investigation relating to, or assertions of liability for, among other things, regulated materials management practices.

Future events, such as changes in existing laws and regulations or their interpretation, the discovery of previously unknown environmental conditions or contamination or the imposition of new cleanup requirements, may give rise to additional compliance costs or liabilities that could have a material adverse effect on our business, financial condition or results of operations. Compliance with more stringent laws or regulations, as well as stricter or different interpretations of existing laws, may require additional expenditures by us that could be material.

Competition

REMC competes with a number of domestic producers of nitrogen fertilizer products, many of which are larger and have access to lower cost sources of financing and greater resources than it does. Customers for nitrogen fertilizer products make purchasing decisions principally on the delivered price and availability of the product. We plan to continue to operate the East Dubuque facility with natural gas as the feedstock until we complete the conversion of the facility to use coal. To the extent that prices of natural gas increase, it will be more difficult for us to maintain a competitive price position with respect to our competitors. In addition, after we are able to convert the facility to use coal as feedstock, increases in the price of coal could similarly adversely affect our competitive position.

Intellectual Property and Patents

We own 21 issued United States utility patents pertaining to the Rentech Process, which includes our Fischer-Tropsch processes, applications of our processes and the products produced, and the materials used in the Rentech Process. We also have four issued foreign patents. Our patents claim the overall Rentech conversion process; a method for cracking produced waxes; a method of making and activating a promoted iron FT catalyst for use in slurry synthesis reactors; production of a synthetic oxygenated diesel fuel; use of our oxygenated diesel fuel as an additive to conventional diesel fuel; control of the tail gas from our process to maximize either the production of electricity from our tail gas, FT products or a near-pure form of carbon dioxide; and integration of the Rentech Process with nitrogen fertilizer facilities to enable them to co-produce nitrogen fertilizers, FT fuels, and electricity.

Use of the Rentech Process requires use of our iron-based FT catalyst, which we have patented. Two of our patents include key elements of a process that improves the carbon conversion efficiency of the Rentech Process.

We currently have several pending United States and foreign patent applications which claim improvements to certain aspects of the Rentech Process. Moreover, we have registered the RENTECH mark with the United States Patent and Trademark Office, or USPTO, to identify and distinguish our services from those of other companies.

The term of a utility patent is generally twenty years from the date of filing an application with the United States Patent and Trademark Office. If priority of an earlier application or applications is claimed, the term can end twenty years from the filing date of the earliest of such earlier applications. Patents that are in force on or that will issue on an application that is filed before June 8, 1995 have a term that is the greater of the “twenty year term” noted above or seventeen years from the patent grant. Our first patent matured from an application that was filed in 1992 and expires seventeen years from grant. Our most recent application was filed in 2006.

We also maintain trade secrets and confidential proprietary information that we use in connection with our trademarked Rentech Process. The life of a trademark is indefinite as long as there is continual use of the mark. The term of our trade secrets and proprietary information is perpetual as long as we prevent public disclosure by keeping them secret and confidential and they are not discovered or reverse-engineered by others.

The success of our business, as well as that of our subsidiaries, depends upon the intellectual property that we own and use in the conduct of our business. We believe that our intellectual property gives us rights to exploit our technologies and to exclude others from making, using, selling or importing certain inventions throughout the United States without our consent. If we lost the rights to exploit or exclusively exploit an intellectual property asset, the financial results of our business and our overall financial results and prospects would be materially harmed.

Regulation

The ownership and operation of nitrogen fertilizer and alternative fuel facilities are subject to extensive United States federal, state and local environmental, health and safety laws and regulations, including those governing and imposing liability for the discharge of pollutants into the air and water, the management and on-site and off-site disposal of chemicals, byproducts, including waste water and spent catalyst, and hazardous wastes, worker health and safety, the investigation and cleanup of contamination at currently and formerly owned or operated sites, as well as third party sites that may have been impacted by Rentech’s or RCN’s operations, and for natural resource damages related to any releases of hazardous substances. For example, under CERCLA, we could be held strictly, jointly and severally liable for the removal and remediation of any hazardous substance contamination at our currently or formerly owned or operated facilities, at off-site properties (where migration of contamination from our facilities occurred) and at third party waste disposal sites at which our wastes were disposed. Because of Rentech’s and RCN’s operations, the history of industrial or commercial uses at Rentech’s and RCN’s currently and formerly owned and operated facilities, and the use, production, disposal and possible release of hazardous substances and wastes at or from those facilities, we may be subject to liability under environmental laws. We could also be subject to liability for personal injury based on human exposure to or natural resource damages from hazardous substances or wastes released or disposed of at or from Rentech’s or RCN’s currently or formerly owned or operated facilities.

In addition, some of Rentech’s and RCN’s operations require environmental permits and controls to prevent or limit pollution to the environment. Compliance with laws, regulations and requisite permits could require us to curtail our operations or increase costs of designing, installing and operating our nitrogen fertilizer and alternative fuel facilities. For example, emissions from those facilities may require the installation of costly pollution control equipment in order to meet applicable environment legal and permit requirements.

Although we do not believe that compliance with environmental and health and safety laws and regulations and applicable environmental permit requirements in connection with our current operations or the operation of RCN’s East Dubuque facility will have a material adverse effect on us, we cannot predict with certainty the future costs of complying with environmental laws, regulations and permit requirements or the costs that may be associated with investigation, remediating contamination or monitoring. RCN’s East Dubuque facility has experienced some level of regulatory scrutiny in the past and may be subject to further regulatory inspections, future requests for investigation relating to, or assertions of liability for, among other things, regulated materials management practices. In the future, we could incur material liabilities or costs related to environmental matters, and these environmental liabilities or costs (including fines or other sanctions) could have a material adverse effect on our business, operating results and financial condition.

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

Petroleum Mud Logging, LLC Divestiture

In June 1999, we entered into the business of providing well logging services to the oil and gas industry through our purchase of the assets of two established and related companies that have been providing services in these fields since 1964. We continued these businesses through our wholly-owned subsidiary,

Petroleum Mud Logging, LLC, or PML, with headquarters in Oklahoma City, Oklahoma. On November 15, 2006 we sold PML to privately held PML Exploration Services, LLC, for approximately $5.4 million in cash.

Employees and Labor Relations

As of December 1, 2006, we had approximately 93 non-unionized and salaried employees, and approximately 84 unionized employees. We believe that we have good relations with our employees. Our subsidiary REMC has one labor contract in place covering the 84 unionized employees. This contract was renewed for a six year term in October 2006. Neither the Company nor its subsidiary REMC have experienced work stoppages in the recent past.

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

ITEM 1A—RISK FACTORS

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

Our liquidity and capital resources are limited. At September 30, 2006, as a result of recent equity financing transactions, we had working capital (current assets in excess of current liabilities) of $65,520,862, compared to working capital (current assets in excess of current liabilities) of $32,031,397 at September 30, 2005. We must raise substantial additional capital, not only to execute our business plan of commercializing and licensing the Rentech Process and converting the East Dubuque Plant and developing other plants, but also to continue our operations after existing funds are exhausted. The level of corporate activity required to pursue our business opportunities and objectives has resulted in a materially increased cash burn rate. We believe that our currently available cash, cash flows from operations, funds from the potential sale of assets and other plans, which could include additional debt or equity financing, will be sufficient to meet our cash operating needs through the fiscal year ending September 30, 2007. In order to fund our working capital requirements and to fund our other plans, we expect to issue additional shares of common stock, we may issue shares of convertible preferred stock or other securities convertible into or exercisable or exchangeable for common stock or we may enter into additional debt instruments. Some of the securities to be offered will not be registered under the Securities Act of 1933, and may not be offered or sold in the United States absent an available exemption from registration. A substantial increase in indebtedness could result in substantially increased interest costs and the issuance of additional preferred stock could increase dividend costs, as well as transactional and other costs.

We have never operated at a profit. If we do not achieve significant amounts of additional revenues and become profitable, we may be unable to continue our operations.

We have a history of operating losses and have never operated at a profit. From our inception on December 18, 1981 through September 30, 2006, we have incurred losses in the amount of $100,658,612, including an other comprehensive loss of $2,294. During the fiscal year ended September 30, 2006, we had a net loss of $38,647,682. If we do not achieve significant amounts of additional revenues and operate at a profit in the future, we may be unable to continue our operations at their current level. Ultimately, our ability to remain in business will depend upon earning a profit from commercialization of the Rentech Process. We have not been able to achieve sustained commercial use of the technology as of this time. Failure to do so would have a material adverse effect on our financial position, results of operations and prospects.

REMC’s operations have not been profitable and require substantial working capital financing.

From April 26, 2006, the date our acquisition of REMC, through September 30, 2006 REMC operated at a net loss, but provided positive cash flow from operations. However, REMC has historically sustained cumulative losses and has had cumulative negative cash flows from operations during the fiscal years ended December 31, 2005 and 2003. For the fiscal year ended December 31, 2004, RCN operated at a profit and provided positive cash flows from operations. The losses are the result, among other things, of very difficult market conditions in its industry, and of rapidly rising costs of the natural gas feedstock and energy required to produce nitrogen fertilizers. Moreover, REMC’s business is extremely seasonal, with the result that working capital requirements in its off season are substantial. If we are not able to operate the East Dubuque Plant at a profit, or if we are not able to access a sufficient amount of financing for working capital, our business, financial condition and results of operations would be materially adversely effected.

We do not expect our historical operating results to be indicative of future performance.

Historically, our business focused on the development and licensing of our technology, the business of our former wholly-owned subsidiary, Petroleum Mud Logging, LLC, which provided well logging services to the oil and gas industry, and other operations which have been discontinued. In the future, we expect to continue to operate and convert the East Dubuque Plant and develop additional FT fuels production facilities using the Rentech Process. We expect to finance a substantial part of the cost of these projects with indebtedness and the sale of equity securities. Accordingly, our operating expenses, interest expense, and depreciation and amortization are all expected to increase materially if we continue to develop such projects and affect such financings. As a result, we do not expect that historical operating results will be indicative of future performance.

We most likely will have to record higher compensation expense as a result of the implementation of SFAS 123(R).

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee and director services received in exchange for an award of equity instruments based on the grant-date fair value of the award. We adopted SFAS No. 123(R) on October 1, 2005, using the modified prospective method for the adoption of its provisions, which results in the recognition of compensation expense for all share-based awards granted after the effective date and the recognition of compensation expense for all previously granted share-based awards that remain unvested at the effective date. However, because we previously accounted for share-based payments to employees and directors using the intrinsic value method, our results of operations have not included the recognition of compensation expense for the issuance of stock option awards. As a result of adopting SFAS 123(R), we recognized $8,899,841 of compensation expense for the fiscal year ended September 30, 2006. We believe that compensation expense recorded in periods after the implementation of SFAS No. 123(R) may be significantly higher than the amounts that would have been recorded in years prior to its adoption.

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

Risks Related to the Rentech Process

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

Plants that use our Fischer-Tropsch technology process carbon-bearing materials, including coal, natural gas and petroleum coke, into synthesis gas. These materials are highly flammable and explosive. Severe personal injuries and material property damage may result. If such accidents did occur, we or our licensees could have substantial liabilities and costs. We are not currently insured for these risks. Furthermore, accidents of this type would likely adversely affect operation of existing as well as proposed plants by increasing costs for safety features and procedures.

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

We expect mechanical completion of our PDU by the third calendar quarter of 2007 at a construction cost of approximately $40 million. Our success in designing, constructing, developing and operating a PDU on a timely basis is essential to our successful deployment of the Rentech FT technology as well as fulfilling our contractual obligations to DKRW Advanced Fuels LLC. Under our agreement with DKRW-AF, we are required to satisfy certain testing procedures for the licensed technology at the PDU. We must also obtain governmental approvals and permits as well as procure equipment and materials on a timely basis for the PDU and a delay or failure in securing such governmental approvals, equipment and/or materials may cause significant harm to the Company. A variety of results necessary for successful operation of our

Rentech Process could fail to be demonstrated by the PDU. In addition, our PDU could experience mechanical difficulties related or unrelated to the Rentech Process. If we are not able to successfully develop and operate a PDU utilizing the Rentech Process, this may cause a delay in our development of projects utilizing our Rentech Process, which would have a material adverse effect on our business, financial condition, results of operations and prospects and which we may mean we are not be able to obtain any further licensing agreements with third parties.

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

If we have foreign operations, our business there would be subject to various risks due to unstable conditions.

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

The engineering, design, procurement of materials, and construction necessary to convert the East Dubuque Plant to use coal as a feedstock and to include the Rentech Process is estimated to take several years and to require approximately $810 million of additional debt and equity financing. We cannot make assurances that we will be able to obtain this financing at all, or in the time required, and our failure to do so would prevent us from implementing our business plan as expected. Further, acquisition and development of other alternative fuels projects could involve comparable or greater time commitments of capital, time and other resources. Moreover, we have never undertaken any such projects, and the duration, cost, and eventual success of our efforts are all uncertain.

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

As of September 30, 2006, our total indebtedness was $58,031,456 which included $189,710 of indebtedness related to our discontinued operations of PML. The conversion of the East Dubuque Plant will require substantial further borrowing in order to raise the approximately $810 million of additional capital that we estimate will be necessary to finance the project. If we undertake additional projects, significant additional indebtedness may be required.

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

As of September 30, 2006, we had approximately $78,000,000 of tax net operating loss carryforwards. Realization of any benefit from our tax net operating losses is dependent on: (1) our ability to generate future taxable income and (2) the absence of certain future “ownership changes” of our common stock. An “ownership change,” as defined in the applicable federal income tax rules, would place significant limitations, on an annual basis, on the use of such net operating losses to offset any future taxable income we may generate. Such limitations, in conjunction with the net operating loss expiration provisions, could effectively eliminate our ability to use a substantial portion of our net operating losses to offset any future taxable income.

It is possible that we have incurred one or more “ownership changes” in the past, in which case our ability to use our net operating losses would be limited. In addition, the issuance of shares of our common stock could cause an ‘‘ownership change’’ which would also limit our ability to use our net operating losses. Other issuances of shares of our common stock which could cause an ‘‘ownership change’’ include the issuance of shares of common stock upon future conversion or exercise of outstanding options and warrants. In this regard, we contemplate that we would need to issue a substantial amount of additional shares of our common stock (or securities convertible into or exercisable or exchangeable for common stock) in connection with our proposed plans to finance the commercialization of the Rentech Process and the implementation of our business plan.

Risks Related to Our Operations of Plants

Miscalculations in our assessment of operating the East Dubuque Plant may lead to us not having adequately evaluated the operating results and risks associated with the plant and could have a material adverse effect on our business, results of operations and financial condition.

Prior to our acquisition of RCN, we had never owned, converted, or operated a fertilizer plant. The success of our operation of the plant requires us to successfully manage risks relating to:

•       unanticipated costs for the natural gas initially used and the subsequent coal feedstock at economical prices;

•       problems integrating the purchased operations, personnel or technologies;

•       delayed or defective engineering plans for the conversion of the facility to use coal as a feedstock and the Rentech Process;

•       cost overruns or delays in construction;

•       diversion of resources and management attention from our other efforts;

•       entry into markets in which we have limited or no experience;

•       potential environmental liabilities, including hazardous waste contamination;

•       potential governmental limitations on application of nitrogen fertilizers;

•       potential labor disputes resulting from REMC’s labor contracts;

•       potential work stoppages and other labor relations matters; and

•       potential loss of key employees.

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

•       delayed or defective engineering plans for the conversion of the facility to use coal as a feedstock and the Rentech Process;

•       cost overruns or delays in construction;

•       diversion of resources and management attention from our other efforts;

•       entry into markets in which we have limited or no experience;

•       potential governmental limitations on application of nitrogen fertilizers; and

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

We plan to continue to operate the East Dubuque Plant with natural gas as the feedstock until we complete the conversion of the plant to use coal to produce the required synthesis gas. That will expose us to market risk due to increases in natural gas prices. There has been a generally increasing trend in natural gas prices during the last three years with prices reaching record highs in 2005 and then reducing in 2006 due to various supply and demand factors, including the increasing overall demand for natural gas from industrial users, which is affected, in part, by the general conditions of the United States economy, and other factors. The profitability of operating the facility is significantly dependant on the cost of natural gas as feedstock and the facility has operated in the past, and may operate in the future, at a net loss. Since we expect to purchase natural gas for use in the plant on the spot market we remain susceptible to fluctuations in the price of natural gas. We expect to also use short-term, fixed supply, fixed price forward purchase contracts to lock in pricing for a portion of our natural gas requirements. These may not protect us from increases in the cost of our feedstock. A hypothetical increase of $0.10 per MMBTU of natural gas could increase the cost to produce one ton of ammonia by approximately $3.50. After the conversion is completed, an increase in the price of coal or in other commodities that we may use as feedstock at other plants we might acquire in the future could also adversely affect our operating results. The prices of coal or other commodities that we might use as feedstock are subject to fluctuations due to a variety of factors that are beyond our control. Higher than anticipated costs for the catalyst and other materials used in these plants could also adversely affect operating results. These increased costs could materially and adversely affect our business, results of operations, financial condition and prospects.

Lower prices for nitrogen fertilizers or downturns in market demands could reduce the revenues and profitability of the East Dubuque Plant’s nitrogen fertilizer business.

Nitrogen fertilizer is a global commodity that experiences often unpredictable fluctuations in demand and an increasing supply on the world-wide market. In the recent past, nitrogen fertilizer prices have been volatile, often experiencing price changes from one growing season to the next. A downturn in nitrogen prices could have a depressing effect on the prices of most of the fertilizer products that we sell, and might materially and adversely affect our ability to economically operate the East Dubuque Plant.

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

Federal law provides incentives for FT fuels, and technologies that produce the FT fuels, such as the Rentech Process. For instance, the Energy Policy Act of 2005, or EPACT 2005, provides for tax credits, grants, loan guarantees and other incentives to stimulate coal gasification to Fischer-Tropsch fuels and chemicals. The Highway Reauthorization and Excise Tax Simplification Act of 2005, or the Highway Act, also provides a $0.50 per gallon fuel excise tax credit for FT fuels from coal. We anticipate that our proposed projects may qualify for us to receive the incentives under EPACT 2005 and that FT fuels produced with the Rentech Process would qualify for the Highway Act’s tax credit. In addition, certain federal regulations that restrict air pollution provide an incentive for the use of FT fuels because they comply with the regulations in cases where conventional fuels might not. Changes in federal law or policy could result in a reduction or elimination in the incentives that apply to us or our ability to take advantage of them, or a relaxation of the requirements with respect to airpollutants created by conventional fuels. As a result, the reduction or elimination of government incentives or the relaxation of air pollution requirements could have a material adverse effect on our financial condition, results of operations and prospects.

Changes in existing laws and regulations, or their interpretation, or the imposition of new restrictions relating to emissions of carbon dioxide may give rise to additional compliance costs or liabilities and could materially reduce the demand for FT fuels or the Rentech Process which could, in turn, have a material adverse effect on our business, financial condition or results of operations.

The application of the Rentech Process in CTL projects relies on coal gasification technology to create the syngas that is used to produce FT fuels and other hydrocarbon products. Coal gasification breaks down coal into its components by subjecting it to high temperature and pressure, using steam and measured amounts of oxygen, which leads to the production gaseous compounds, including carbon dioxide. Although the United States does not currently maintain comprehensive regulation of carbon dioxide emissions, various legislative and regulatory measures to address green house gas emissions (such as carbon dioxide) are currently in various phases of discussion or implementation. These include the Kyoto Protocol as well as proposed federal legislation and state actions to develop statewide or regional programs, each of which have imposed or would impose reductions in green house gas emissions. Although the United States has not ratified the emissions standards called for under the Kyoto Protocol, or adopted other comprehensive regulations for green has gas emissions, the Kyoto Protocol’s specific emission targets for the United States would require the reduction of green house gas emissions to 93% of 1990 levels over a five-year budget period from 2008 through 2012. Future restrictions on green house gas emissions could result in increased costs or liabilities associated with complying with such restrictions, or materially reduce the demand for FT fuels and the Rentech Process which, in turn, could have a material adverse effect on our business, financial condition or results of operations.

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

We have a limited sales force for the distribution of the nitrogen fertilizer products that are produced at the East Dubuque Plant. As a result, we need to rely on Royster-Clark as exclusive distributor of such products, pursuant to the Distribution Agreement executed on April 26, 2006. However, to the extent Royster-Clark and we are not able to reach an agreement with respect to the purchase and sale of products, we cannot assure that we would be able to find other buyers for them. Our inability to sell the nitrogen fertilizer products produced at the East Dubuque Plant could result in significant losses and materially and adversely affect our business.

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

As of September 30, 2006, there were 141,792,787 shares of our common stock outstanding. As of that date, we also had an aggregate of 31,801,700 shares of common stock that may be issued upon exercise or conversion of outstanding convertible notes, restricted stock units, options and warrants. In April 2006, we issued an aggregate of 18,400,000 shares of our common stock and $57,500,000 in convertible senior notes, which are initially convertible into up to 14,332,003 shares of our common stock upon the satisfaction of certain conditions. In addition, we have two shelf registration statements; the first covering $29,940,000 aggregate offering price of securities (up to all of which could be issued as shares of common stock) and the second covering $44,097,200 in shares of our common stock for issuance in future financing transactions, in each case as of September 30, 2006. At our annual meeting of shareholders on April 13, 2006, our shareholders authorized the Company to issue up to 40,000,000 shares of our common stock (or securities convertible into or exercisable or exchangeable common stock) for up to an aggregate of $200,000,000 in gross proceeds, at a discount of up to 30% from the market price at the time of issuance and sale. We expect the sale of common stock and common stock equivalents in material amounts will be necessary to finance the progress of our business plan and facilitate our licensing business. Certain holders of our securities have, and certain future holders are expected to be granted, rights to participate in or to require us to file registration statements with the SEC for resale of common stock.

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

Protection provisions in our Amended and Restated Articles of Incorporation and our shareholder rights plan may deter a third party from seeking to acquire control of us, which may reduce the market price of our stock.

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

•       the acquisition and conversion of REMC or construction of other process plants does not yield the expected benefits to our revenues as rapidly or to the extent that may be anticipated by financial or industry analysts, stockholders or other investors;

•       the effect of the acquisition of REMC or the construction of other process plants on Rentech’s financial statements is not consistent with the expectations of the financial or industry analysts, stockholders or other investors;

•       significant shareholders of Rentech decide to dispose of their shares of common stock because of any of the above or other reasons; or

•       any of the other risks referred to in this section materialize.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.                PROPERTIES

Office Lease

Our executive offices are located in Los Angeles, California, and consist of 7,181 square feet of office space. The lease expires in June 2010. Total rent was approximately $102,000 during fiscal 2006. We believe that our existing space is adequate to meet our current needs and to accommodate anticipated growth.

Our other principal leased offices are located in Denver, Colorado, and consist of 7,885 square feet of office space. The lease expires in October 2009 and includes an option to extend for another five-year term. Total rent was approximately $126,000 during fiscal 2006.

Development And Testing Laboratory

We own a development and testing laboratory located in Denver that we use for our Fischer-Tropsch technologies. The facility consists of an 11,000 square foot laboratory located within our 20,000 square foot industrial building. The remainder of the building is rented to a tenant and constitutes potential expansion space for the laboratory. We renovated the building, laboratory and lab equipment in fiscal 1999 to provide a state-of-the-art laboratory and support facilities for FT technologies. We believe that our laboratory is one of the most comprehensive Fischer-Tropsch facilities in the field today.

Sand Creek Site

We own the Sand Creek site located in the Denver metropolitan area. The site consists of 17 acres located in an industrial area adjacent to a rail line and an interstate highway. Approximately 11 acres of the site are available for other uses. We plan to build and operate on the site what we believe will be the first fully-integrated Fischer-Tropsch coal-to-liquids product development unit research facility in the United States.

Petroleum Mud Logging Properties

As of September 30, 2006, our former subsidiary Petroleum Mud Logging, LLC (PML) owned a building in Oklahoma City, Oklahoma that contained the PML shop facility and leased an additional building for its office and training space for approximately $30,000 per year. PML and all of its properties were sold to PML Exploration Services LLC on November 15, 2006.

Rentech Energy Midwest Corporation Properties

Our subsidiary Rentech Energy Midwest Corporation operates an 830 ton per day ammonia fertilizer plant and related improvements on a 320 acre site in East Dubuque, Illinois adjacent to the Mississippi River. The facility was acquired from Royster-Clark Inc. on April 26, 2006 when we purchased all of the issued and outstanding common shares of Royster-Clark Nitrogen, Inc. We changed that entity’s legal name to Rentech Energy Midwest Corporation. This plant’s principal product is liquid ammonia fertilizer but we also manufacture related products including nitric acid, ammonium nitrate and liquid carbon dioxide. All of REMC’s East Dubuque factory properties and equipment are owned; these include land, roads, buildings, several special purpose structures, equipment, storage tanks, and specialized truck, rail and river barge loading facilities. Natural gas is currently the main raw material used in REMC’s manufacturing process. The planned conversion of this plant to replace natural gas with coal as its feedstock is currently in the engineering stage and investment in new processes and related equipment that significantly enlarge the production facility is anticipated to begin within the next 12 months. See Item 1—Business—Acquisition of Royster-Clark Nitrogen, Inc.

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

Fiscal Year Ended September 30, 2006	High	Low
First Quarter, ended Dec. 31, 2005	$4.16	$2.33
Second Quarter, ended Mar. 31, 2006	$5.32	$3.72
Third Quarter, ended Jun. 30, 2006	$5.07	$3.35
Fourth Quarter, ended Sep. 30, 2006	$5.24	$4.12

Fiscal Year Ended September 30, 2005	High	Low
First Quarter, ended Dec. 31, 2004	$2.59	$0.88
Second Quarter, ended Mar. 31, 2005	$2.51	$1.19
Third Quarter, ended Jun. 30, 2005	$1.62	$1.25
Fourth Quarter, ended Sep. 30, 2005	$3.00	$1.21

The approximate number of shareholders of record of our common stock as of October 31, 2006 was 535. Based upon the securities position listings maintained for our common stock by registered clearing agencies, we estimate the number of beneficial owners is not less than 8,500.

We have never paid cash dividends on our common stock. We currently expect that we will retain future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Company Purchases of Equity Securities

The following table provides information about purchases by the Company during the quarter ended September 30, 2006 of equity securities registered by the Company pursuant to Section 12 of the Exchange Act.

Period	Total number of shares (or units) purchased(1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 1, 2006 - July 31, 2006	0	0	0	0
August 1, 2006 - August 31, 2006	0	0	0	0
September 1, 2006 - September 30, 2006	30,000	$1.34	0	0
Total	30,000	$1.34	0	0

(1)          Includes 30,000 shares of common stock purchased by the Company in connection with the rescission of an option exercise.

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

Rentech, Inc. and Subsidiaries

	Years Ended September 30
	2006	2005	2004	2003	2002
CONSOLIDATED STATEMENT OF OPERATIONS DATA
Revenues	$44,516,532	$588,687	$984,492	$915,563	$2,709,787
Cost of Sales	$44,076,514	$616,895	$679,408	$315,645	$719,889
Gross Profit	$440,018	$(28,208)	$305,084	$599,918	$1,989,898
Loss from Continuing Operations	$(39,911,843)	$(15,614,920)	$(7,087,316)	$(9,026,220)	$(4,716,029)
Net Loss(2)	$(38,647,682)	$(14,358,897)	$(7,210,693)	$(9,535,405)	$(5,332,613)
Loss Applicable to Common Stockholders(3)	$(38,722,119)	$(23,700,372)	$(7,210,693)	$(9,535,405)	$(5,469,545)
BASIC AND DILUTED LOSS PER SHARE(1)
Loss from Continuing Operations Per Common Share(2)	$(.314)	$(.168)	$(.082)	$(.122)	$(.067)
Loss Per Common Share(3)	$(.304)	$(.255)	$(.084)	$(.129)	$(.078)
CONSOLIDATED BALANCE SHEET DATA
Working Capital	$65,520,862	$32,031,397	$(1,266,653)	$(1,571,738)	$775,686
Total Assets	$150,686,177	$43,491,949	$9,379,288	$11,187,114	$16,163,228
Total Long-Term Liabilities	$58,135,446	$2,849,943	$3,018,795	$3,223,994	$3,269,044
Total Liabilities	$74,101,155	$9,220,767	$6,341,424	$8,005,734	$7,422,576
Accumulated Deficit(4)	$(101,658,612)	$(62,008,636)	$(47,649,739)	$(40,439,046)	$(30,903,641)

(1)           The weighted average number of basic and dilutive shares of common stock outstanding during the years ended September 30, 2006, 2005, 2004, 2003 and 2002 were 127,174,204, 92,918,545, 85,932,544, 73,907,041 and 69,987,685, respectively.

(2)           Excludes dividends of $74,437, $9,341,475, $0, $0 and $136,932 for years ended September 30, 2006, 2005, 2004, 2003 and 2002, respectively.

(3)           Includes dividends of $74,437, $9,341,475, $0, $0 and $136,932 for years ended September 30, 2006, 2005, 2004, 2003 and 2002, respectively.

(4)           Includes other comprehensive loss of $2,294 for year ended September 30, 2006.

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

OVERVIEW OF OUR BUSINESS

Rentech offers energy independence technologies utilizing domestic resources to economically produce ultra-clean synthetic fuels. We were incorporated in 1981 to develop technologies that transform under-utilized energy resources into valuable and clean alternative fuels, chemicals and power. We have developed an advanced derivative of the well-established Fischer-Tropsch, or FT, process for manufacturing diesel fuel and other fuel products. Our proprietary application of the FT process, which we refer to as the Rentech Process, efficiently converts synthetic gas, referred to as syngas, derived from coal, petroleum coke or natural gas into liquid hydrocarbon products, including ultra high-quality diesel fuel and other fuel products.

Our business has historically focused on research and development of our FT technology and licensing it to third parties. During 2004, we decided to directly deploy our technology in select domestic projects in order to demonstrate commercial operation of the Rentech Process. We have begun to implement this strategy through the acquisition of Royster-Clark Nitrogen, Inc. on April 26, 2006 for the purchase price of $50 million, plus an amount equal to net working capital of RCN, which was approximately $20 million. REMC owns and operates a natural gas-fed nitrogen fertilizer production facility in East Dubuque, Illinois. We plan to convert the existing nitrogen fertilizer complex from natural gas to an integrated fertilizer and FT fuels production facility using coal gasification. We are also pursuing the development of other alternative fuels projects, including one in Natchez, Mississippi that we and potentially a partner or partners would construct to produce FT liquid hydrocarbon and other products using the Rentech Process. In addition, we are discussing proposals with owners of energy feedstocks for the joint development of alternative fuels projects and the use of the Rentech Process under licensing arrangements. We have entered into a Joint Development Agreement with Peabody Energy Corporation (“Peabody”), for the co-development of two coal-to-liquids projects, which would be located on Peabody coal reserves. The projects would convert coal into ultra-clean transportation fuels using the Company’s proprietary FT CTL process. We currently have one active license arrangement with DKRW-AF for the use of our coal-to-liquids technology in its proposed Medicine Bow Project in Wyoming.

During fiscal 2005, in order to intensify our focus on FT technology, we disposed of OKON, Inc. and our 56% interest in REN Testing Corporation. In addition, on November 15, 2006, we sold our subsidiary Petroleum Mud Logging, LLC. For further information concerning our company, see Item 1—Business, and Item 1a—Risk Factors.

OVERVIEW OF OUR FINANCIAL CONDITION, LIQUIDITY, AND RESULTS OF OPERATIONS

At September 30, 2006, we had working capital of $65,520,862. Historically, for working capital we have relied upon sales of our equity securities and borrowings. We have a history of operating losses, have never operated at a profit, and for the year ended September 30, 2006, had a net loss of $38,647,682.

In order to achieve our objectives as planned for fiscal 2007, we will need substantial amounts of capital that we do not now have for the conversion of REMC’s plant to use coal gasification and the Rentech Process, construction of our PDU at Sand Creek, other possible acquisition and development projects, including the Natchez Project, and other expenses of our activities, including research and development. We believe that our currently available cash, cash flows from operations, funds from the potential sale of assets and other plans, which could include additional debt or equity financing, will be sufficient to meet our cash operating needs through the fiscal year ending September 30, 2007.

For further information concerning our potential financing needs and related risks, see Item 1—Business, and Item 1a—Risk Factors.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates and assumptions relate to: inventories, the valuation of long-lived assets, intangible assets and goodwill, investment in advanced technology companies, accounting for fixed price contracts, stock based compensation and the realization of deferred income taxes. Actual amounts could differ significantly from these estimates.

Inventories.   The Company’s inventory is stated at the lower of cost or estimated net realizable value. The cost of inventories is determined using the first-in first-out method. The Company performs a quarterly analysis of its inventory balances to determine if the carrying amount of inventories exceeds their net realizable value. The analysis of estimated net realizable value is based on customer orders, market trends and historical pricing. If the carrying amount exceeds the estimated net realizable value, the carrying amount is reduced to the estimated net realizable value. The Company allocates fixed production overhead costs based on the normal capacity of its production facilities.

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

Stock Based Compensation.   In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision to Statement of Financial Accounting Standards 123, “Share-Based Payment”

(“SFAS 123(R)”). The revision requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. SFAS 123(R) eliminates the alternative method of accounting for employee share-based payments previously available under Accounting Principles Board Opinion No. 25 (“APB 25”). In April 2005, the FASB delayed the effective date of SFAS 123(R) to fiscal years beginning after June 15, 2005. Effective October 1, 2005, the Company adopted the provisions of SFAS 123(R) using the modified-prospective transition method. Under this transition method, stock-based compensation expense for the year ended September 30, 2006 includes compensation expense for all stock-based compensation awards granted subsequent to September 30, 2005 based on grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Refer to footnote 15 in the Notes to Condensed Consolidated Financial Statements.

Deferred Income Taxes.   We have provided a full valuation reserve related to our substantial deferred tax assets. In the future, if sufficient evidence of our ability to generate sufficient future taxable income in certain tax jurisdictions becomes apparent, we may be required to reduce this valuation allowance, resulting in income tax benefits in our consolidated statement of operations. We evaluate our ability to utilize the deferred tax assets annually and assess the need for the valuation allowance.

RESULTS OF OPERATIONS

More detailed information about our financial statements is provided in the following portions of this section. On April 26, 2006, we acquired all of the outstanding stock of Royster-Clark Nitrogen, Inc., which became Rentech Energy Midwest Corporation (REMC) the owner and operator of a nitrogen fertilizer plant in East Dubuque, Illinois. Accordingly, REMC’s results have been included in Rentech’s consolidated results since the acquisition date. As a result, the fluctuations in the operating results of Rentech for the fiscal year ended September 30 2006, as compared to the fiscal years ended September 30, 2005 and 2004 are due in part to the acquisition of REMC. The following discussions should be read in conjunction with our consolidated financial statements and the notes thereto.

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

The following table provides revenues, operating income (loss) from operations and net loss applicable to common stockholders by each of our business segments for the years ended September 30, 2006, 2005, and 2004.

	For the Years Ended September 30,
	2006	2005	2004
Revenues:
Nitrogen products manufacturing	$44,397,519	$—	$—
Alternative fuels	119,013	588,687	984,492
Total revenues	$44,516,532	$588,687	$984,492
Operating Loss:
Nitrogen products manufacturing	$(1,319,780)	$—	$—
Alternative fuels	(38,099,090)	(11,880,027)	(5,401,029)
Total operating loss	$(39,418,870)	$(11,880,027)	$(5,401,029)
Net loss applicable to common stockholders:
Nitrogen products manufacturing	$(1,481,669)	$—	$—
Alternative fuels	(38,430,174)	(15,614,920)	(7,087,316)
Deemed dividends to preferred stockholders	(74,437)	(9,000,000)	—
Cash dividends paid to preferred stockholders	—	(341,475)	—
Net income / (loss) from discontinued operations, net of tax	1,264,161	799,522	(123,377)
Gain on sale of discontinued operations, net of tax	—	456,501	—
Total net loss applicable to common stockholders	$(38,722,119)	$(23,700,372)	$(7,210,693)

Comparison of Changes Between Periods

The following table sets forth, for the years ended September 30, 2006, 2005 and 2004, a comparison of changes between the periods in the components of our Consolidated Statements of Operations:

	Years Ended September 30,
	2006	2005	2004
Gross Profit by Category as a Percentage of Consolidated Net Sales from Continuing Operations by Category
Nitrogen products manufacturing	0.7%	—	—
Technical services	—	(32.6)%	21.7%
Rental income	100.0%	100.0%	100.0%
	1.0%	(4.8)%	31.0%
As a Percentage of Consolidated Net Sales from Continuing Operations
Net Sales by Category
Nitrogen products manufacturing	99.7%	—	—
Technical services	—	79.0%	88.1%
Rental income	0.3%	21.0%	11.9%
	100.0%	100.0%	100.0%
Operating expenses
General and administrative expense	61.2%	1860.2%	459.8%
Depreciation and amortization	1.2%	68.7%	43.7%
Research and development	27.1%	84.2%	76.1%
	89.5%	2013.3%	579.6%
Loss from operations	(88.5)%	(2018.1)%	(548.6)%
Other income (expenses)
Loss on investment	—	(35.1)%	(59.8)%
Equity in loss of investee	—	(125.0)%	(25.6)%
Interest income	4.5%	13.8%	1.5%
Dividend income	0.1%	—	—
Interest expense	(5.4)%	(488.3)%	(87.0)%
Gain (loss) on disposal of fixed assets	(0.5)%	0.1%	(0.3)%
Other income	0.2%	—	—
	(1.1)%	(634.4)%	(171.3)%
Net loss from continuing operations before taxes	(89.7)%	(2652.5)%	(719.9)%
Income tax expense	—	—	—
Net loss from continuing operations	(89.7)%	(2652.5)%	(719.9)%
Dividends on preferred stock	(0.2)%	(1586.8)%	—
Loss applicable to common stock	(89.8)%	(4266.3)%	(719.9)%

FISCAL YEAR 2006 COMPARED TO FISCAL YEAR 2005

Continuing Operations:

Revenues

	For the Years Ended September 30,
	2006	2005
Revenues:
Nitrogen products manufacturing	$44,397,519	$—
Total product revenues	$44,397,519	$—
Technical services	$—	$465,265
Rental income	119,013	123,422
Total services revenues	$119,013	$588,687
Total revenues	$44,516,532	$588,687

Nitrogen products manufacturing.   Product sales are provided by our nitrogen products manufacturing segment. Product sales include the sale of various nitrogen fertilizer products manufactured at our East Dubuque Plant, which we acquired on April 26, 2006. The East Dubuque Plant is designed to produce anhydrous ammonia, nitric acid, ammonium nitrate solutions and carbon dioxide using natural gas as a feedstock. Product sales for the fiscal year ended September 30, 2006 were $44,397,519 which included $726,850 of revenue derived from natural gas sales. We had no such product sales during the fiscal year ended September 30, 2005.

Service Revenues.   Service revenues are provided by the scientists and technicians who staff our development and testing laboratory in our alternative fuels segment. In addition, the alternative fuels segment includes rental income earned by leasing a portion of the development and testing laboratory building to third parties.

Our alternative fuels segment has historically provided service revenues, including revenue earned for technical services provided to certain customers with regard to the Rentech Process. These technical services were performed at our development and testing laboratory. We had no technical services revenue during fiscal 2006 as compared to $465,265 during fiscal 2005. During fiscal 2005, we recognized $307,280 of revenue related to our technical services agreement with the Wyoming Business Council and $35,747 related to our technical services agreement with RCN. We had no such revenue during fiscal 2006 as our engineering and research and development teams continued to focus on the PDU and certain development projects including the conversion of our East Dubuque Plant.

Rental Income is also included in our service revenue. We leased part of our development and testing laboratory building to a tenant. Rental income from this tenant contributed $119,013 in revenue during fiscal 2006 as compared to $123,422 during fiscal 2005. Rental income is included in our alternative fuels segment because the rental income is generated from the laboratory building that houses our development and testing laboratory, which is part of the alternative fuels segment.

Cost of Sales

	For the Years Ended September 30,
	2006	2005
Cost of sales:
Nitrogen products manufacturing	$44,076,514	$—
Technical services	—	616,895
Total cost of sales	$44,076,514	$616,895

Our cost of sales includes costs for our nitrogen products manufacturing and technical services. During fiscal 2006, the combined costs of sales were $44,076,514 compared to $616,895 during fiscal 2005. The increase for fiscal 2006 resulted from an increase in cost of sales due to the acquisition of the nitrogen products manufacturing segment in April 2006 and was offset by a decrease in technical services cost of sales, which is a part of our alternative fuels segment.

Cost of sales for nitrogen products manufacturing was $44,076,514 (which includes $661,465 of costs associated with natural gas sales) for the fiscal year ended September 30, 2006. Of these product costs, 71.1% and 8.9% were related to the cost of natural gas, and labor and benefits, respectively, for product produced and sold during the quarter. The Company purchases natural gas on the open market and through the use of fixed priced contracts. The use of fixed price contracts allows the Company to lock in its gas costs in advance. As the nitrogen products manufacturing segment was acquired in April 2006, we had no such product costs in the prior comparison periods.

Costs of sales for technical services was zero during fiscal 2006, down from $616,895 during fiscal 2005. Of the amounts in the fiscal year ended September 30, 2005, $289,452 related to costs incurred under the technical services agreement with the Wyoming Business Council and $101,748 related to the technical services agreement with RCN. There were no such technical services agreements in the fiscal year ended September 30, 2006.

Gross Profit (Loss)

	For the Years Ended September 30,
	2006	2005
Gross Profit (Loss):
Nitrogen products manufacturing	$321,005	$—
Technical services	—	(151,630)
Rental income	119,013	123,422
Total gross profit/ (loss)	$440,018	$(28,208)

Our gross profit for fiscal 2006 was $440,018, as compared to gross loss of $28,208 for fiscal 2005. The increase of $468,226, or 1660% resulted primarily from inclusion of the nitrogen products manufacturing segment.

Gross profit for nitrogen products manufacturing was $321,005 (which includes $65,385 of gross profit associated with natural gas sales) for the fiscal year ended September 30, 2006. As the nitrogen products manufacturing segment was acquired in April 2006, there was no gross profit or loss for this segment in the prior comparison periods. The gross profit for nitrogen products manufacturing segment resulted from a market price decline for nitrogen products and the high cost of purchased inventory (inventory acquired from Royster-Clark, Inc.). The average market value of our nitrogen products manufactured during our fiscal year ended September 30, 2006 was 15.6% below the purchased inventory value. As a result, while products produced and sold during our ownership of the plant were sold at a gross profit, products sold from purchased inventory were sold at a gross loss of $1,560,150. Adverse wet weather conditions in the remaining planting season of late April through early June resulted in farmers reducing their fertilizer inputs or changing to alternative crops that use less fertilizer. These conditions led to lower prices and nitrogen sales as well as increased storage costs.

Gross profit for technical services was zero during fiscal 2006, up from a negative $151,630 during fiscal year 2005, an increase of $151,630. The negative gross profit in fiscal year 2005 was due to the fact that the majority of revenue was derived from feasibility studies, which do not generate significant profit margins.

Operating Expenses

	For the Years Ended September 30,
	2006	2005
Operating expenses:
General and administrative	$27,289,153	$10,951,590
Depreciation and amortization	516,028	404,310
Research and development	12,053,707	495,919
Total operating expenses	$39,858,888	$11,851,819

Operating expenses consist of general and administrative expense, depreciation and amortization and research and development. Our operating expenses have historically been grouped into several categories of major expenses. These include research and development related to the Rentech Process through operation of pilot plants and the Synhytech plant in Pueblo, Colorado; management time and other costs related to acquiring and funding the subsidiaries that constitute our other business segments in efforts to bring them to profitable operations; marketing our technology; other general and administrative expenses; and the costs of financing our operations.

We incur substantial research and development expenses in our testing laboratory where we actively conduct work to further improve our technology and to perform services for our customers. We have had significant growth in our general and administrative expenses as our salary expenses and operating costs have grown.

We expect to experience operating costs on a much larger scale than in the past for the East Dubuque nitrogen fertilizer plant that we acquired on April 26, 2006. We plan to make substantial capital investments to reconfigure the plant to improve its economic results and to use our Fischer-Tropsch technology for additional revenues. If we make substantial capital investments in plants in the East Dubuque plant, or in plants which we may acquire an equity interest in, we would incur significant depreciation and amortization expenses in the future.

General and Administrative Expenses.   General and administrative expenses were $27,289,153 during the year ended September 30, 2006, up $16,337,563 from fiscal 2005 when these expenses were $10,951,590. Of the increase during the fiscal year ended September 30, 2006, $11,584,990 was composed of compensation expense under SFAS 123(R) of $8,899,841, marketing expenses of $2,676,602 and consulting expenses of $8,547 which were recorded during fiscal 2006 related to the Company’s application of SFAS 123(R) as of October 1, 2005. Refer to footnote 15 in the Notes to the Consolidated Financial Statements for further information about the Company’s adoption of SFAS 123(R). During fiscal 2006 we recorded $355,000 of abandoned debt issue costs related to due diligence fees paid to MAG Capital and $1,000,000 related to a break up fee paid to MAG Capital. Excluding the one time charges of compensation and marketing expenses as well as the abandoned debt issue costs which collectively totaled $12,938,893, total general and administrative expenses for fiscal 2006 increased over those for fiscal 2005 by $8,377,472, when such expenses were $5,972,788 after deducting one time charges recorded in fiscal 2005 of $4,978,802, which was comprised of salaries related to the retirement packages of our former CEO and COO of $1,894,382 and aborted acquisition, offering and debt issue cost of $3,084,420. Of the increase from fiscal 2005, $1,640,785 related to our nitrogen products manufacturing segment. Of the remaining balance of $6,736,687, after excluding the general and administrative expenses of our nitrogen products manufacturing segment, salaries and benefits, contract salaries and consulting charges included in general and administrative expenses increased by $3,611,381, or by 99%, legal expenses increased by $806,150 or 262%, travel and entertainment costs increased by $513,933 or 195%, and public relations charges increased by $747,680 or 137%, during the fiscal year ended September 30, 2006 compared to fiscal 2005.

Salaries and benefits, contract salaries and consulting expenses increased $3,611,381 as a result of hiring new employees to prepare the Company for its acquisition and integration of RCN and for the construction of the PDU and other project development, as well as for increases in executive compensation and bonus accruals. Legal expenses increased by $806,150 during the fiscal year ended September 30, 2006 as we incurred significant external legal costs related to the preparation of our Form 10-K and Proxy as well as project development activities and other general corporate matters in the fiscal year ended September 30, 2006, while the majority of legal expense incurred in the fiscal year ended September 30, 2005 was written off to abandoned acquisition costs. Travel and entertainment costs increased by $513,933 during the fiscal year ended September 30, 2006. The increase in the fiscal year ended September 30, 2006 was due to additional travel requirements relating to the RCN acquisition, the potential project in Natchez, Mississippi and the development of other potential projects. Public relations charges increased by $747,680 during the fiscal year ended September 30, 2006 due to increased costs for shareholder reporting, and board expenses. Many other general and administrative expenses experienced increases and decreases during the fiscal year ended September 30, 2006, none of which were individually significant.

Depreciation and Amortization.   Depreciation and amortization expense during fiscal 2006 was $2,951,151, an increase of $2,839,433 compared to the previous fiscal year ended September 30, 2005 when the total depreciation and amortization expense was $444,032. Of these amounts, $2,435,123 and $39,722 were included in costs of sales during fiscal year 2006 and 2005, respectively. Of depreciation and amortization expenses amounts incurred during fiscal 2006, $2,435,123 related to our nitrogen products manufacturing segment. The remaining increases in depreciation expense during the fiscal year ended September 30, 2006 was directly attributable to our alternative fuels segment.

Research and Development.   Research and development expenses were $12,053,707 during fiscal 2006. These expenses were all from our alternative fuels segment. This expense increased by $11,557,788 from fiscal 2005, when this expense was $495,919. Of the increase in research and development expenses 87% is directly attributable to expenses incurred for the design and procurement of equipment for the Product Development Unit (“PDU”). The Company is constructing and plans to operate a fully integrated Fischer-Tropsch, coal-to-liquids PDU facility at the Sand Creek site. This plant would produce fuels and naphtha from various domestic coals, petroleum coke and biomass feedstocks on a demonstration scale, utilizing Rentech’s FT technology. With the PDU in operation, Rentech would be able to demonstrate production of hydrocarbon products from various feedstocks. The products from the plant would be used to supply test quantities of these fuels to groups which have expressed an interest in using the Rentech Process. Also, in fiscal 2006, we continued work on advanced catalysts and separation, process optimization, and product upgrading.

Total Operating Expenses.   Total operating expenses during fiscal 2006 were $39,858,888, as compared to $11,851,819 during fiscal 2005, an increase of $28,007,069. The increase in total operating expenses for the fiscal year ended September 30, 2006 as compared to the prior fiscal year is a result of an increase in general and administrative expenses of $16,337,563, an increase in depreciation and amortization expense of $2,839,433 and an increase in research and development expenses of $11,557,788.

Loss from Operations

	For the Years Ended September 30,
	2006	2005
Loss from operations:
Nitrogen products manufacturing	$(1,319,780)	$—
Technical services	(38,218,103)	(12,003,449)
Rental income	119,013	123,422
Total loss from operations	$(39,418,870)	$(11,880,027)

Loss from operations during fiscal 2006 increased by $27,538,843 to a loss of $39,418,870. This compares to a loss of $11,880,027 during fiscal 2005. The increased loss resulted from an increase in total operating expenses of $28,007,069 during fiscal 2006 partially offset by an increase in gross profit of $468,226.

Loss from operations for nitrogen products manufacturing was $1,319,780 for the fiscal year ended September 30, 2006. As the nitrogen products manufacturing segment was acquired in April 2006, there was no income or loss from operations in the prior comparison periods. The loss from operations for the nitrogen products manufacturing segment was due to a market decline for nitrogen products and to the gross profit loss on the purchased product inventory.

Loss from operations for technical services was $38,218,103 during fiscal 2006, up from $12,003,449 during fiscal 2005, an increase of $26,214,654. Loss from operations was up in fiscal year 2006 due to an increase in operating expenses of $26,366,284 and a lack of any revenue from technical services in this fiscal year.

Other Income (Expense)

	For the Years Ended September 30,
	2006	2005
Other income (expense):
Loss on investments	$—	$(206,500)
Equity in loss of investee	—	(735,815)
Interest income	1,998,347	81,360
Dividend income	28,508	—
Interest expense	(2,402,397)	(2,874,661)
Gain (loss) on disposal of fixed assets	(205,000)	723
Other income	87,569	—
Total other income (expense)	$(492,973)	$(3,734,893)

Other Income (Expense).   Other income (expense) includes impairment of investments, equity in loss of investee, interest income, dividend income, interest expense, and gain (loss) on disposal of fixed assets and other income.

Loss on Investments.   During fiscal year 2006, no losses on investments were recognized, compared to a loss of $206,500 recognized in fiscal 2005. The loss on investments recognized in fiscal 2005 was based on our 410,400 shares of common stock of Global Solar Energy, Inc. and our 375,840 shares of common stock of Infinite Power Solutions, Inc. As of September 30, 2005, we assessed the value of our minority ownership interests in Global Solar Energy and Infinite Power Solutions based upon currently available information. As a result of that assessment, we recorded an impairment of investment of $206,500 in fiscal 2005.

Equity in Loss of Investee.   During fiscal 2006, no equity in loss of investee was recognized, as compared to a loss of $735,815 recognized during fiscal 2005. In fiscal 2005, $171,202 represented our 50% share of the loss incurred by our former joint venture in Sand Creek Energy LLC. On October 7, 2005, RDC purchased Republic’s 50% ownership interest in Sand Creek for a purchase price of $1,400,000 and Sand Creek is now 100% owned by RDC.

Also in the fiscal year ended September 30, 2005, we recognized $564,613 in equity in loss of investee from our 50% share of the loss in our joint venture FT Solutions, LLC. This loss represents our share of research and development expenses of FT Solutions incurred in the first two quarters of fiscal year 2005.

On January 11, 2006, the Company and Headwaters Technology Innovation Group, Inc. entered into a termination agreement pursuant to which Rentech and Headwaters agreed to dissolve FT Solutions and terminated all FT Solutions-related agreements between Rentech, Headwaters and FT Solutions. As a result, there was no activity in FT Solutions for the fiscal year ended September 30, 2006.

Interest Income.   Interest income during fiscal 2006 was $1,998,347, an increase from $81,360 during fiscal 2005. The increased interest income was due to having more funds invested in interest-bearing cash accounts and having invested in investment-grade marketable securities (in the fourth fiscal quarter of 2006), of which our securities portfolio included government and commercial bonds, with a fair market value of $30,282,602 at September 30, 2006. These funds were primarily generated from our April 2006 concurrent public offerings of an aggregate of 18,400,000 shares of common stock at a price per share of $3.40 and $57,500,000 principal amount of its 4.00% Convertible Senior Notes Due 2013.

Interest Expense.   Interest expense during fiscal 2006 was $2,402,397, decreased from $2,874,661 during fiscal 2005. The $472,264 decrease during the fiscal year ended September 30, 2006 resulted from a decrease in non-cash interest charges offset by interest incurred by REMC as well as on the April 2006 convertible senior notes. Total non-cash interest expense recognized during the fiscal year ended September 30, 2006 was $1,737,565, compared to $2,493,001 during the fiscal year ended September 30, 2005. Of the non-cash interest expense recognized in the fiscal year ended September 30, 2006 and 2005, $97,464, or 6% and $1,861,769, or 75% respectively, was due to the amortization of debt issuance costs related to a line of credit and bridge loans that were used to provide working capital and fund acquisition costs related to the purchase of RCN. Additionally, of the non-cash interest expense recognized in the fiscal year ended September 30, 2006 of $1,014,262 or 58% was due to the accrued interest expense recognized stemming from the Company’s 4.00% Convertible Senior Notes Due 2013 issued in April 2006.

Gain (Loss) on Disposal of Fixed Assets.   During fiscal 2006 we had a loss on disposal of fixed assets of $205,000 as compared to a gain on disposal of fixed assets during fiscal 2005 of $723. The disposals represent the disposal of out-dated equipment.

Dividend Income.   During fiscal 2006 we had $28,508 of dividend income earned from the Company’s investment in marketable equity securities. During fiscal year 2005 there was no dividend income earned.

Other income.   During fiscal 2006 we had $87,569 of other income earned by REMC which was primarily comprised of non-recurring storage rental income. During fiscal year 2005 there were no like charges recorded as other income.

Total Other Expenses.   Total other expenses decreased to $492,973 during fiscal 2006 from total other expenses of $3,734,893 during fiscal 2005. The decrease of $3,241,920 resulted from an impairment of investments $206,500during fiscal 2005, while no impairment of investments were recognized in fiscal 2006; a decrease in equity in loss of investee of $735,815; an increase in interest income of $1,916,987; an decrease in interest expense of $472,264; an increase in dividend income of $28,508; an increase in loss on disposal of fixed assets of $205,723; and increase in other income $87,569.

Net Loss from Continuing Operations

	For the Years Ended September 30,
	2006	2005
Net loss from continuing operations:
Nitrogen products manufacturing	$(1,481,669)	$—
Technical services	(38,549,187)	(15,738,342)
Rental income	119,013	123,422
Net loss from continuing operations before taxes	$(39,911,843)	$(15,614,920)
Income tax benefit / (expense)	—	—
Net loss from continuing operations	$(39,911,843)	$(15,614,920)

The net loss from continuing operations was $39,911,843 or $(0.314) per share during fiscal 2006 and $15,614,920 or $(0.270) per share during fiscal 2005, after considering the effects of dividends. The increase of $24,296,923 resulted from an increase in loss from operations of $27,538,843, offset by a decrease in total other expenses of $3,241,920.

Net loss from continuing operations for nitrogen products manufacturing was $1,481,669 for the fiscal year ended September 30, 2006. As the nitrogen products manufacturing segment was acquired in April 2006, there was no income or loss from continuing operations in the prior comparison periods. The net loss from continuing operations for the nitrogen products manufacturing segment was due to a market price decline for nitrogen products and the high cost of purchased inventory.

Net loss from continuing operations for technical services was $38,549,187 during fiscal 2006, up from $15,738,342 during fiscal 2005, an increase of $22,810,845. Net loss from continuing operations was up in fiscal year 2006 due to an increase in operating expenses of $26,366,284 and partially offset by a decrease of $3,403,809 in other expense and an increase in gross profit of $151,630 during the fiscal year ended September 30, 2006.

Net income from continuing operations for rental income was $119,013 and $123,423 for the fiscal years ended September 30, 2006 and 2005, respectively; in earned connection with Company’s leasing a portion of its office space to a tenant.

Discontinued Operations:

Revenues

	For the Years Ended September 30,
	2006	2005
Revenues:
Product sales	$—	$846,141
Industrial automation systems	—	364,190
Oil and gas field services	8,291,649	6,596,798
Total revenues	$8,291,649	$7,807,129

OKON, Inc.   OKON provided product sales from sales of water-based stains, sealers and coatings. The revenues from this segment were $846,141 for the 2005 fiscal year. On March 8, 2005, we sold our entire interest in OKON, Inc, and hence recognized no revenue in fiscal 2006.

REN Corporation   REN provided service revenues in the amount of $364,190 during fiscal 2005 from contracts for the manufacture of complex microprocessor controlled industrial automation systems. Effective August 1, 2005, the Company sold its 56% ownership interest in REN and hence we recognized no revenue in fiscal 2006.

Petroleum Mud Logging, LLC   PML provided service revenues in the amount of $8,291,649 derived from contracts for the oil and gas field services in fiscal 2006. Our oil and gas field service revenues for fiscal year 2006 increased by $1,694,851, or 26%, from the service revenues of $6,596,798 in fiscal 2005. The increase in oil and gas field services revenue was due to an increase in demand for our mud logging services as drilling for new natural gas wells continued to increase in our service market. The increased revenue was partially due to a 5% increase in our manned services, although the number of our manned mud logging vehicles remained constant at 38 for both fiscal 2005 and fiscal 2006. Most of revenue growth was due to the increase in our limited service vehicles from 16 in fiscal 2005 to 34 in fiscal 2006 that provided approximately $1,300,000 of our additional revenue recognized in fiscal 2006 compared to fiscal 2005. On November 15, 2006, we sold all of our interest in PML to privately held PML Exploration Services LLC.

Cost of Sales

	For the Years Ended September 30,
	2006	2005
Cost of sales:
Product costs	$—	$440,467
Industrial automation systems	—	278,402
Oil and gas field services	6,004,993	4,596,197
Total cost of sales	$6,004,993	$5,315,066

Our cost of sales for discontinued operations includes costs for our OKON products, industrial automation system services and oil and gas field services. During the year ended September 30, 2006, the combined cost of sales was $6,004,993 compared to $5,315,066 during the year ended September 30, 2005. The increase for the current fiscal year of $689,927 resulted from an increase in the cost of sales of $1,408,796 in the former oil and gas field service segment offset by a decrease in cost of sales of $718, 869 for product costs and industrial automation services caused by the sale in fiscal year 2005 of OKON and REN.

Costs of sales for product sales are the cost of sales of our former paint business segment for sales of stains, sealers and coatings. On March 8, 2005, prior to fiscal year 2006, the Company sold its interest in OKON Inc., and hence no cost of sales were recognized in fiscal 2006. During fiscal 2005, our costs of sales for the paint segment were $440,467.

Costs of sales for the industrial automation systems segment were $278,402 during fiscal 2005. Effective August 1, 2005, prior to fiscal year 2006, the Company sold its 56% ownership interest in REN, and hence no costs of sales were recognized in fiscal 2006.

Costs of sales for oil and gas field services increased to $6,004,993 during fiscal 2006, up from $4,596,197 during fiscal 2005. Of the increase of $1,408,796, 39% was related to field labor and benefits and field living expenses. The increase in oil and gas field services costs of sales was due to a continued high level of demand for our mud logging services as drilling for new natural gas wells in our service market. The increase in the number of units in the field and our higher utilization rates directly led to the increase in field labor and benefits and field living expenses, which makes up the largest percentage of cost of sales.

Gross Profit

	For the Years Ended September 30,
	2006	2005
Gross Profit:
Product sales	$—	$405,674
Industrial automation systems	—	85,788
Oil and gas field services	2,286,656	2,000,601
Total gross profit	$2,286,656	$2,492,063

Gross profit for product sales is the gross profit of our former paint business segment for sales of stains, sealers and coatings. During fiscal 2005, our gross profit for the paint segment was $405,674. On March 8, 2005, prior to fiscal year 2006, the Company sold its interest in OKON Inc., and hence the Company did not realize any gross profit in fiscal 2006 from this segment.

Gross profit for the industrial automation systems segment was $85,788 during fiscal 2005. Effective as of August 1, 2005, prior to fiscal year 2006, the Company sold its 56% ownership interest in REN, and hence the Company did not realize any gross profit in fiscal 2006 from this segment.

Gross profit for oil and gas field services increased to $2,286,656 during fiscal 2006, up from $2,000,601 during fiscal 2005. The increase of $286,055 was due to increases in our number of limited service units in service combined with our increase in billing rates.

Operating Expenses

	For the Years Ended September 30,
	2006	2005
Operating expenses:
General and administrative	$882,919	$1,528,372
Depreciation and amortization	50,775	47,463
Research and development	—	10,897
Total operating expenses	$933,694	$1,586,732

Operating expenses consist of general and administrative expense, depreciation and amortization and research and development.

General and Administrative Expenses.   General and administrative expenses were $882, 919 and $1,528,372 during fiscal 2006 and 2005, respectively.

Depreciation and Amortization.   Depreciation and amortization expenses during fiscal 2006 and 2005 were $50,775 and $224,736. Of these amounts, $0 and $177,273 were included in costs of sales.

Research and Development.   Research and development expenses were $10,897 during fiscal 2005. These expenses were all from our former paint segment.

Total Operating Expenses.   Total operating expenses during fiscal 2006 were $933,694, as compared to $1,586,732 during fiscal 2005, a decrease of $653,038. Of the $653,038 decrease, $570,391 and $336,058 were operating expenses incurred by OKON and REN, respectively in fiscal 2005; while no operating expenses were recognized by the Company in 2006 since the Company had sold these entities in fiscal 2005.

Total operating expenses of PML increased by $253,411 to $933,694 in fiscal 2006 from $680,283 in fiscal 2005. Of this $253,411 increase, PML’s salaries and benefits charges increased $161,295 or by 47% compared to fiscal 2005.

Gain (Loss) From Operations

	For the Years Ended September 30,
	2006	2005
Gain (loss) from operations:
Product sales	$—	$(164,717)
Industrial automation systems	—	(250,270)
Oil and gas field services	1,352,962	1,320,318
Total loss from operations	$1,352,962	$905,331

Loss from operations for product sales is the loss from operations of our former paint business segment for sales of stains, sealers and coatings. During fiscal 2005, our loss from operations for the paint segment was $164,717.

Loss from operations for the industrial automation systems segment was $250,270 during fiscal 2005.

Income from operations for oil and gas field services increased to $1,352,962 during fiscal 2006, up from $1,320,318 during fiscal 2005. The increase of $32,644 was due to an increase in the gross profit by $286,055 offset by increases in operational expenses of $253,411. Of the increases in operational expenses, $161,295 was due to an increase in salary and benefit expenses.

Other Income (Expense)

	For the Years Ended September 30,
	2006	2005
Other income (expense):
Interest income	$—	$4
Interest expense	(39,801)	(44,869)
Gain on disposal of fixed assets	—	484
Total other income (expense)	$(39,801)	$(44,381)

Total Other Income (Expense).   Total other expenses decreased to $39,801 during fiscal 2006 from total other expenses of $44,381 during fiscal 2005. The decrease of $4,580 resulted from a decrease in interest expense of $5,068; offset by interest income and a gain on disposal of fixed assets.

Net Gain (Loss) and Gain on Sale of Discontinued Operations

	For the Years Ended September 30,
	2006	2005
Discontinued operations:
Net loss from product sales	$—	$(164,821)
Net loss from industrial automation systems	—	(281,304)
Net gain from oil and gas field services, net of tax of $49,000 (2006) and $61,428 (2005)	1,264,161	1,245,647
Net gain from discontinued operations, net of tax of $49,000 (2006) and $61,428 (2005)	$1,264,161	$799,522
Gain on sale of OKON, net of tax of $0	$—	$699,244
Loss on sale of REN, net of tax of $6,172	—	(242,743)
Net gain on sale of discontinued operations, net of tax of $0 (2006) and $61,428 (2005)	$—	$456,501
Total discontinued operations, net of tax of $49,000 (2006) and $67,000 (2005)	$1,264,161	$1,256,023

For fiscal 2006, we experienced a net gain from discontinued operations of $1,264,161, or $.010 per share, compared to a net gain from discontinued operations of $1,256,023 or $.015 per share, during fiscal 2005.

Net loss from discontinued operations for product sales is the net loss from discontinued operations of our paint business for sales of stains, sealers and coatings. During fiscal 2005, our net loss from discontinued operations for the paint business was $164,821.

Net loss from discontinued operations for the industrial automation systems segment was $281,304 during fiscal 2005.

Net income from discontinued operations for oil and gas field services increased to $1,264,161 during fiscal 2006, up from $1,245,647 during fiscal 2005. The increase of $18,514 was due to an increase in the gross profit by $286,055 and a decrease in income tax expense of $12,428 offset by an increase in operational expense of $253,411 and an increase in other expense of $26,558.

Gain on sale of discontinued operations.   The $693,072 gain, net of tax, on the sale of OKON, Inc. on March 8, 2005 was partially offset by a $236,571 loss on the sale of our 56% ownership interest in REN on August 1, 2005. See Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Fiscal Year 2005 Compared to Fiscal Year 2004—Net Gain (Loss) on Sale of Discontinued Operations, for our calculations of the gain and loss on disposition of OKON and REN.

Subsequent to fiscal 2006, on November 15, 2006, we sold PML to privately held PML Exploration Services, LLC, for approximately $5.5 million in cash. The approximate gain from the sale of this business was $2,721,000, as shown below.

The approximate gain on the sale of PML was calculated as follows:

Sales Price, net	$5,398,000
Less transaction costs	(49,000)
Net sales price less transaction costs	$5,349,000
Book value of Rentech’s ownership in PML, Inc.	2,628,000
Rentech’s gain on sale of PML.	$2,721,000

Net Loss Applicable to Common Stockholders

	For the Years Ended September 30,
	2006	2005
Net loss	$(38,647,682)	$(14,358,897)
Deemed dividend on preferred stock	—	(9,000,000)
Cash dividends paid on preferred stock	(74,437)	(341,475)
Net loss applicable to common stockholders	$(38,722,119)	$(23,700,372)

For fiscal 2006, we experienced a net loss applicable to common stockholders of $38,722,119, or $0.304 per share compared to a net loss applicable to common stockholders of $23,700,372, or $0.255 per share during fiscal 2005. Included in net loss applicable to common stockholders for fiscal 2006 was $74,437 of cash dividends paid on Series A Preferred Stock. Included in net loss applicable to common stockholders for fiscal 2005 was $9,341,475 of dividends on preferred stock, which was comprised of a $9,000,000 deemed dividend related to a beneficial conversion feature and warrants and $341,475 of cash dividends paid on the Series A Preferred Stock.

FISCAL YEAR 2005 COMPARED TO FISCAL YEAR 2004

Continuing Operations:

Revenues

	For the Years Ended September 30,
	2005	2004
Revenues:
Technical services	$465,265	$867,279
Rental income	123,422	117,213
Total revenues	$588,687	$984,492

Service Revenues.   Service revenues are provided by the Rentech Process technical services portion of the alternative fuels segment. The Rentech Process technical services are provided through the scientists and technicians who staff our development and testing laboratory. In addition, the alternative fuels segment includes rental income from leases to others of portions of the development and testing laboratory building.

Our alternative fuels segment provided service revenues, including revenue earned for technical services provided to certain customers with regard to the Rentech Process. These technical services were performed at our development and testing laboratory. Our service revenues for these technical services were $465,265 during fiscal 2005 as compared to $867,279 during fiscal 2004. Compared to the prior year, our service revenues from these technical services decreased by $402,014, or 46%, during fiscal 2005. During the years ended September 30, 2005 and 2004, we recognized revenue of $307,280 and $192,720, or 66% and 22% of total technical services revenue, from our contract with the Wyoming Business Council, which began in fiscal 2004. In addition, during the years ended September 30, 2005 and 2004, we recognized revenue of $35,747 and $439,253, or 8% and 51% of total technical services revenue, from our technical services agreement with RCN, which began in fiscal 2004.

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

Cost of Sales

	For the Years Ended September 30,
	2005	2004
Cost of sales:
Technical services	$616,895	$679,408
Total cost of sales	$616,895	$679,408

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

Gross Profit

	For the Years Ended September 30,
	2005	2004
Gross profit (loss):
Technical services	$(151,630)	$187,871
Rental income	123,422	117,213
Total gross profit (loss)	$(28,208)	$305,084

Our gross loss for fiscal 2005 was $28,208 as compared to our gross profit of $305,084 for fiscal 2004. The decrease of $333,292, or 109%, resulted from a combination of the contributions from each of our operating segments. The gross profit contribution of our technical services segment decreased, which was partially offset by increases for the rental income segment during fiscal 2005 as compared to fiscal 2004.

Gross loss for technical services was $151,630 during fiscal 2005, down from gross profit of $187,871 during fiscal year 2004, a decrease of $339,501. Gross profit was down in fiscal year 2005 as the majority of revenue was derived from feasibility studies, which do not generate significant profit margins.

Operating Expenses

	For the Years Ended September 30,
	2005	2004
Operating expenses:
General and administrative	$10,951,590	$4,526,552
Depreciation and amortization	404,310	430,331
Research and development	495,919	749,230
Total operating expenses	$11,851,819	$5,706,113

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

We expect to experience operating costs on a much larger scale than in the past for the East Dubuque nitrogen fertilizer plant acquired April 26, 2006. We plan to make substantial capital investments to reconfigure the plant to improve its economic results and to use our Fischer-Tropsch technology for additional revenues and other benefits. If we make substantial capital investments in plants in which we may acquire an equity interest, we would incur significant depreciation and amortization expenses in the future.

General and Administrative Expenses.   General and administrative expenses were $10,951,590 during the year ended September 30, 2005, up $6,425,038 from fiscal 2004 when these expenses were $4,526,552. Of the increase during fiscal 2005, $2,893,137 related to one-time write-offs of expenses directly related to the acquisition of RCN. These one-time write-off expenses consisted of: $1,807,057 of abandoned acquisition costs, $901,846 of abandoned debt issue costs, and $184,234 of aborted offering costs in fiscal 2005. In addition, the Company issued 540,000 warrants as a breakup fee to other subscribers whose subscriptions for the purchase of preferred stock were not accepted by the Company. These warrants resulted in aborted offering expense of $375,682. In the fourth quarter of fiscal 2005, we expensed $1,561,822 of salary expenses related to retirement packages issued to the CEO and COO. Not including those charges, general and administrative expenses increased $1,594,397 during the year ended 2005. The majority of the increase in general and administrative expenses during fiscal 2005 relates to $324,187 in costs incurred related to the Company’s implementation of the requirements of Section 404 of the 2002 Sarbanes-Oxley Act, and $332,500 of compensation expense related to a warrant issued to the Company’s current President. In addition, salaries and benefits allocated to general and administrative expenses rather than to cost of sales increased by $351,815, or 17%, during the year ended September 30, 2005. This was primarily due to hiring an in-house legal counsel during the third quarter of fiscal 2004 and a cost of living increase received by employees in fiscal year 2005. Contract salaries and consulting expenses increased by $680,274, or 219% during year ended September 30, 2005. The increase was due to additional consulting cost requirements for the design and engineering phase of the conversion of the RCN ammonia plant to use coal as the feedstock. Insurance expense increased by $133,561, or 59% during the year ended September 30, 2005 as a result of obtaining additional coverages in the current fiscal year after assessing our insurance portfolio. Bad debt expense decreased by $125,755, or 100% during the year ended September 30, 2005 due to a write-off in fiscal year 2004. Many other general and administrative expenses experienced increases and decreases during year ended September 30, 2005, none of which were individually significant.

Depreciation and Amortization.   Depreciation and amortization expenses during fiscal 2005 and 2004 were $444,032 and $461,530. Of these amounts, $39,722 and $31,199 were included in costs of sales.

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

Total Operating Expenses.   Total operating expenses during fiscal 2005 were $11,851,819, as compared to $5,706,113 during fiscal 2004, an increase of $6,145,706. The increase is a result of an increase in general and administrative expenses of $6,425,038, a decrease in depreciation and amortization charges included in operating expenses of $26,021, and a decrease in research and development expenses of $253,311.

Loss From Operations

	For the Years Ended September 30,
	2005	2004
Loss from operations:
Technical services	$(12,003,449)	$(5,518,242)
Rental income	123,422	117,213
Total loss from operations	$(11,880,027)	$(5,401,029)

Loss from operations during fiscal 2005 increased by $6,478,998 to a loss of $11,880,027. This compares to a loss of $5,401,029 during fiscal 2004. The increased loss resulted from an increase in total operating expenses of $6,145,706 during fiscal 2005 and a decrease in gross profit of $333,292.

Loss from operations for technical services was $12,003,449 during fiscal 2005, up from $5,518,242 during fiscal 2004, an increase of $6,485,207. Loss from operations was up in fiscal year 2005 as our operating expenses increased by $6,145,706 and our gross profit decreased by $339,501.

Other Income (Expense)

	For the Years Ended September 30,
	2005	2004
Other income (expense):
Loss on investments	$(206,500)	$(588,500)
Equity in loss of investee	(735,815)	(252,415)
Interest income	81,360	14,804
Interest expense	(2,874,661)	(856,732)
Gain/(loss) on disposal of fixed assets	723	(3,444)
Total other income (expense)	$(3,734,893)	$(1,686,287)

Other Income (Expenses).   Other income (expenses) includes loss (i.e., impairment) of investments, equity in loss in investee, interest income, interest expense and gain/(loss) on disposal of fixed assets.

Loss on Investments.   During fiscal year 2005, we recognized $206,500 as loss on investments, compared to $588,500 in fiscal 2004. The decrease in loss on investments related to our 410,400 shares of common stock of Global Solar Energy, Inc. and our 375,840 shares of common stock of Infinite Power Solutions, Inc. During the fourth quarter of fiscal 2004, we assessed the value of our minority ownership interests in Global Solar Energy and Infinite Power Solutions based upon currently available information. As a result of that assessment, we recorded an impairment of investment of $588,500 in fiscal 2004. As of September 30, 2005, we assessed the value of our minority ownership interests in Global Solar Energy and Infinite Power Solutions based upon currently available information. As a result of that assessment, we recorded an impairment of investment of $206,500 in fiscal 2005. At September 30, 2005, our investment in the two advanced technology companies was recorded at the estimated net realizable value of $405,000.

The assessment that we performed was based upon estimates. The actual value that we realized from these investments was $405,000.

Equity in Loss of Investee.   During fiscal 2005, we recognized $735,815 in equity in loss of investee, as compared to $252,415 during fiscal 2004. In fiscal 2005, $171,202 represented our 50% share of the loss incurred by our joint venture in Sand Creek Energy LLC, as compared to $181,890 in fiscal 2004. The LLC maintained the mothballed Sand Creek methanol plant. In October 2005, we purchased the remaining 50% of the Sand Creek methanol plant for $1,400,000. The decrease during fiscal 2005 is due to a decrease in insurance and other maintenance costs of the facility. In fiscal 2005, we recognized $564,613 in equity in loss of investee from our 50% share of the loss in our joint venture FT Solutions, LLC, compared to $70,525 in fiscal 2004. FT Solutions, LLC was formed in the fourth quarter of fiscal 2004. This loss represents our share of research and development expenses incurred by FT Solutions, LLC.

Interest Income.   Interest income during fiscal 2005 was $81,360, an increase from $14,804 during fiscal 2004. The increased interest income was due to having more funds invested in interest-bearing cash accounts primarily from our net cash proceeds of $8,315,000 from our sale of Series A Preferred Stock in April 2005.

Interest Expense.   Interest expense during fiscal 2005 was $2,874,661, increased from $856,732 during fiscal 2004. Of the increase during fiscal 2005 of $2,017,929, 97% resulted from the recognition of non-cash interest expense. Total non-cash interest expense recognized during fiscal 2005 was $2,493,001, compared to $419,117 during fiscal 2004. Of the non-cash interest expense recognized in fiscal 2005, $1,861,769, or 75%, was due to the amortization of debt issuance costs related to a line of credit and bridge loans used to provide working capital and fund acquisition costs related to the planned purchase of RCN.

Gain (Loss) on Disposal of Fixed Assets.   During fiscal 2005 we had a gain on disposal of fixed assets of $723 as compared to a loss on disposal of fixed assets during fiscal 2004 of $3,444. The disposals represent the disposal of out-dated office furniture and equipment, computer equipment and vehicles.

Total Other Expenses.   Total other expenses increased to $3,734,893 during fiscal 2005 from total other expenses of $1,686,287 during fiscal 2004. The increase of $2,048,606 resulted from a $206,500 impairment of investments during fiscal 2005, as compared to $588,500 during fiscal 2004; an increase in equity in loss of investee of $483,400; an increase in interest income of $66,556; an increase in interest expense of $2,017,929; and an increase in gain on disposal of fixed assets of $4,167.

Net Loss from Continuing Operations

	For the Years Ended September 30,
	2005	2004
Net loss from continuing operations:
Technical services	$(15,738,342)	$(7,204,529)
Rental services	123,422	117,213
Net loss from continuing operations before taxes	$(15,614,920)	$(7,087,316)
Income tax expense	—	—
Net loss from continuing operations	$(15,614,920)	$(7,087,316)

The net loss from continuing operations was $15,614,920 or $0.270 per share during fiscal 2005 and $7,087,316 or $0.083 per share during fiscal 2004. The increase of $8,527,604 resulted from an increase in loss from operations of $6,478,998, and an increase in total other expenses of $2,048,606.

Net loss from continuing operations for technical services were $15,738,342 during fiscal 2005, up from $7,204,529 during fiscal 2004, an increase of $8,533,813. Net loss from continuing operations was up in fiscal year 2005 due to an increase in other expense of $2,048,606, an increase in operating expenses of $6,145,706 and a decrease in gross profit of $339,501.

Discontinued Operations:

Revenues

	For the Years Ended September 30,
	2005	2004
Revenues:
Product sales	$846,141	$2,265,567
Industrial automation systems	364,190	801,270
Oil and gas field services	6,596,798	4,721,788
Total revenues	$7,807,129	$7,788,625

OKON, Inc.   OKON product sales from sales of water-based stains, sealers and coatings. These sales produced revenues of $846,141 in fiscal 2005. This compares to revenues from this segment of $2,265,567 for the 2004 fiscal year, a decrease of 63%. The decrease in revenue occurred because we did not obtain as many contracts for the manufacture of systems as in the previous year. On March 8, 2005, we sold our entire interest in OKON, Inc.

REN Corporation.   REN provided service revenues in the amount of $364,190 during fiscal 2005 and $801,270 during fiscal 2004, a decrease of $437,080. These revenues were derived from contracts for the manufacture of complex microprocessor controlled industrial automation systems. The decrease in revenues was due to decreases in work orders for new equipment as well as in work completed under test stand servicing arrangements. REN reduced its operating costs during fiscal 2005. Effective August 1, 2005, the Company sold its 56% ownership interest in REN.

Petroleum Mud Logging, LLC   PML provided service revenues in the amount of $6,596,798 derived from contracts for the oil and gas field services in fiscal 2005. Our oil and gas field service revenues for fiscal year 2005 increased by $1,875,010, or 40%, from the service revenues of $4,721,788 in fiscal 2004. The increase in oil and gas field services revenue was due to an increase in demand for our mud logging services as drilling for new natural gas wells has continued to increase in our service market. Due to the increased demand, we increased our manned mud logging vehicles from 35 in fiscal 2004 to 38 in fiscal 2005, plus we increased our limited service vehicles from 8 in fiscal 2004 to 16 in fiscal 2005. The limited service vehicles allow us to perform mud logging services from a remote computer terminal and do not require a person on-site to perform the mud logging services. We were also able to increase our billing rates for services as our average daily price increased approximately $40 from the last month of fiscal year 2005 compared with the last month of fiscal year 2004. On November 15, 2006 we sold PML to privately held, PML Exploration Services, LLC.

Cost of Sales

	For the Years Ended September 30,
	2005	2004
Cost of sales:
Product costs	$440,467	$1,166,816
Industrial automation systems	278,402	594,541
Oil and gas field services	4,596,197	3,356,371
Total cost of sales	$5,315,066	$5,117,728

Our cost of sales for discontinued operations includes costs for our OKON products, industrial automation system services and oil and gas field services. During the year ended September 30, 2005, the combined cost of sales was $5,315,066 compared to $5,117,728 during the year ended September 30, 2004. The increase for fiscal year 2005 of $197,338 resulted from an increase in cost of sales of $1,239,826 experienced by our former oil and gas field services segment offset by a decrease in cost of sales experienced by our former OKON product costs and REN industrial automation systems costs of $726,349 and $316,139, respectively.

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

Gross Profit

	For the Years Ended September 30,
	2005	2004
Gross Profit:
Product sales	$405,674	$1,098,751
Industrial automation systems	85,788	206,729
Oil and gas field services	2,000,601	1,365,417
Total gross profit	$2,492,063	$2,670,897

Gross profit for product sales is the gross profit of our former paint business segment for sales of stains, sealers and coatings. During fiscal 2005, our gross profit for the paint segment decreased by $693,077, or 63%, to $405,674, as compared to fiscal 2004.

Gross profit for the industrial automation systems segment were $85,788 during fiscal 2005 as compared to $206,729 during fiscal 2004. The decrease in gross profit of $120,941 during fiscal 2005 was directly related to the 55% decrease in revenues from this segment as compared to fiscal 2004. The decrease in revenue occurred because we did not obtain as many contracts for the manufacture of systems as in the previous year.

Gross profit for oil and gas field services increased to $2,000,601 during fiscal 2005, up from $1,365,417 during fiscal 2004. The increase of $635,184 was due to increases in our number of units in service combined with our increase in billing rates.

Operating Expenses

	For the Years Ended September 30,
	2005	2004
Operating expenses:
General and administrative	$1,528,372	$2,452,073
Depreciation and amortization	47,463	111,654
Research and development	10,897	23,123
Total operating expenses	$1,586,732	$2,586,850

Operating expenses consist of general and administrative expense, depreciation and amortization and research and development. Our operating expenses have historically been grouped into several categories of major expenses.

General and Administrative Expenses.   General and administrative expenses were $1,528,372 during fiscal 2005, down $923,701 from fiscal 2004 when these expenses were $2,452,073. Salaries and benefits expenses decreased $566,566, or 42% during the year ended September 30, 2005 due to the sale of OKON in March 2005 and REN in August 2005. Commissions expense decreased by $109,510, or 72% during the year ended September 30, 2005. This was caused by the decrease in the number of systems manufactured and sold by our former industrial automation systems subsidiary and the sale of both subsidiaries during fiscal 2005. Travel and entertainment decreased by $56,232, or 41% during the year ended September 30, 2005. This was the result of reductions in travel at both subsidiaries as well as the sale of both subsidiaries during fiscal 2005. Many other general and administrative expenses experienced increases and decreases during the year ended September 30, 2005, none of which were individually significant.

Depreciation and Amortization.   Depreciation and amortization expenses during fiscal 2005 and 2004 were $224,736 and $286,973. Of these amounts, $177,273 and $175,319 were included in costs of sales.

Research and Development.   Research and development expenses were $10,897 during fiscal 2005. These expenses were all from our former paint segment. This expense decreased by $12,226 from fiscal 2004, when these expenses were $23,123. The expense for 2004 included $17,187 from our former paint segment and $5,936 from our former industrial automation systems segment.

Total Operating Expenses.   Total operating expenses during fiscal 2005 were $1,586,732, as compared to $2,586,850 during fiscal 2004, a decrease of $1,000,118. The decrease is a result of a reduction in general and administrative expenses of $923,701, a decrease in depreciation and amortization charges included in operating expenses of $64,191, and a decrease in research and development expenses of $12,226.

Gain (Loss) From Operations

	For the Years Ended September 30,
	2005	2004
Gain (loss) from operations:
Product sales	$(164,717)	$(95,560)
Industrial automation systems	(250,270)	(427,235)
Oil and gas field services	1,320,318	606,842
Total loss from operations	$905,331	$84,047

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

Loss from operations for the industrial automation systems segment were $250,270 during fiscal 2005 as compared to $427,235 during fiscal 2004. The decrease in loss from operations of $176,965 during fiscal 2005 was directly related to the decrease of 55% in revenues from this segment as compared to fiscal 2004. The decrease in revenue occurred because we did not obtain as many contracts for the manufacture of systems as in the previous year.

Income from operations for oil and gas field services increased to $1,320,318 during fiscal 2005, up from $606,842 during fiscal 2004. The increase of $713,476 was due to increases in our number of units in service combined with our increase in billing rates.

Other Income (Expense)

	For the Years Ended September 30,
	2005	2004
Other income (expense):
Loss on investments	$—	$(57,867)
Interest income	4	38
Interest expense	(44,869)	(54,915)
Gain (loss) on disposal of fixed assets	484	(248,949)
Total other income (expense)	$(44,381)	$(361,693)

Other Income (Expenses).   Other income (expense) includes: loss (i.e., impairment) of investments, interest income, interest expense and gain (loss) on disposal of fixed assets.

Loss on Investments.   During fiscal year 2005, we recognized no loss on investments, compared to $57,867 in fiscal 2004 related to our write-off of a non-compete agreement at REN.

Interest Expense.   Interest expense during fiscal 2005 was $44,869, down from $54,915 during fiscal 2004. The decrease in interest expense for the year ended September 30, 2005 is due to interest accrued on an insurance loan in the former industrial automation segment in fiscal year 2004 that did not exist in fiscal year 2005.

Gain (Loss) on Disposal of Fixed Assets.   During fiscal 2005 we had $484 gain on disposal of fixed assets as compared to a loss on disposal of fixed assets during fiscal 2004 of $248,949. $224,826, or 90% of the disposals in fiscal 2004 related to the impairment of the Case machine owned by REN. We impaired the value of the Case machine, as management concluded that REN did not have the resources to proceed with its plan to provide testing services to customers using the machine. The remaining value of the Case machine was reclassified to component inventory during the fourth quarter of fiscal 2004. The remaining disposals represent the disposal of out-dated office furniture and equipment, computer equipment and vehicles.

Total Other Expenses.   Total other expenses decreased to $44,381 during fiscal 2005 from total other expenses of $361,693 during fiscal 2004. The decrease of $317,312 resulted from an impairment of investments during fiscal 2004 of $57,867; a decrease in interest income of $34; a decrease in interest expense of $10,046; and an increase in gain on disposal of fixed assets of $249,433.

Minority Interest in Subsidiary’s Net Loss

	For the Years Ended September 30,
	2005	2004
Minority interest in subsidiary’s net loss	$—	$154,269

Minority Interest in Subsidiary’s Net Loss.   The minority interest in subsidiary’s net loss of $0 during fiscal 2005, as compared to $154,269 during fiscal 2004, resulted from the continued operating loss of REN. Minority interests in the net loss of a subsidiary are reflected as an addition to consolidated net loss, reduced by the excess of any losses applicable to the minority interest in a subsidiary that exceed the minority interest in the equity capital of the subsidiary. The Company accounts for the excess loss in accordance with Accounting Research Bulletin No. 51, “Consolidated Financial Statements” as the minority interest shareholders have no obligation to fund such losses. As of September 30, 2005, the Company had a cumulative minority interest excess loss of $255,527, including $120,608 in the year ended September 30, 2005 and $134,919 for the year ended September 30, 2004, which was charged against the majority interest on the Consolidated Statement of Operations as part of discontinued operations, reducing the total minority interest to $0 and $154,269 for the years ended September 30, 2005 and 2004.

Net Gain (Loss) and Gain on Sale of Discontinued Operations

	For the Years Ended September 30,
	2005	2004
Discontinued operations:
Net loss from product sales	$(164,821)	$(109,832)
Net loss from industrial automation systems	(281,304)	(608,303)
Net gain from oil and gas field services, net of tax of $61,428 (2005) and $0 (2004)	1,245,647	594,758
Net gain (loss) from discontinued operations, net of tax of $61,428 (2005) and $0 (2004)	$799,522	$(123,377)
Gain on sale of OKON, net of tax of $0	699,244	—
Loss on sale of REN, net of tax of $6,172	(242,743)	—
Net gain on sale of discontinued operations, net of tax of $61,428 (2005) and $0 (2004)	$456,501	$—
Total discontinued operations	$1,256,023	$(123,377)

For fiscal 2005, we experienced a net gain from discontinued operations of $1,256,023, or $.015 per share, compared to a net loss from discontinued operations of $123,377, or $.001 per share, during fiscal 2004.

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

Net income from discontinued operations for oil and gas field services increased to $1,307,075 during fiscal 2005, up from $594,758 during fiscal 2004. The increase of $712,317 was due to increases in our number of units in service combined with our increase in billing rates.

Gain on sale of discontinued operations is the gain on the sale of OKON, Inc. on March 8, 2005 partially offset by a loss on the sale of our 56% ownership in REN on August 1, 2005, net of tax of $6,172.

The gain on the sale of OKON was calculated as follows:

Sales Price	$2,000,000
Less transaction costs	(135,000)
Other transaction costs, non-cash
Extension of employee options	(73,919)
20,000 options issued to employees	(20,503)
Net sales price less transaction costs	$1,770,578
Book value of Rentech’s ownership in OKON, Inc.	1,071,334
Rentech’s gain on sale of OKON, Inc.	$699,244

The loss on the sale of REN was calculated as follows:

Sales Price	$1,175,000
Less transaction costs	(6,304)
Net sales price to Rentech, Inc., after transaction costs	$1,168,696
Consisting of:
Earn-Out receivable	$1,175,000
Legal fees	(6,304)
Net sales price to Rentech, Inc., after transaction costs	$1,168,696
Less reserve on Earn-Out	(1,000,000)
Net sales price after transaction costs and reserve	$168,696
Book value of Rentech’s ownership in REN	405,267
Rentech’s loss on sale of REN prior to taxes of $6,172	$(236,571)

Net Loss Applicable to Common Stockholders

	For the Years Ended September 30,
	2005	2004
Net loss	$(14,358,897)	$(7,210,693)
Deemed dividend on preferred stock	(9,000,000)	—
Cash dividends paid on preferred stock	(341,475)	—
Net loss applicable to common stockholders	$(23,700,372)	$(7,210,693)

For fiscal 2005, we experienced a net loss applicable to common stockholders of $23,700,372, or $0.255 per share compared to a net loss applicable to common stockholders of $7,210,693, or $0.084 per share during fiscal 2004. Included in net loss applicable to common stockholders for fiscal 2005 was

$9,341,475 of dividends on Series A Preferred Stock, which is comprised of a $9,000,000 deemed dividend related to a beneficial conversion feature and warrants and $341,475 of cash dividends paid on the Series A Preferred Stock.

Inflation

Inflation has and is expected to have only a minor effect on the Company’s results of operations and sources of liquidity.

ANALYSIS OF CASH FLOWS

The following table summarizes our Consolidated Statements of Cash Flows:

	For the Years Ended September 30,
	2006	2005
Net Cash (Used in) Provided by:
Operating activities	$(15,611,888)	$(4,297,136)
Investing activities	$(107,525,621)	$(532,774)
Financing activities	$124,983,252	$29,295,206

Cash Flows From Operating Activities

Net Loss.   Operating activities produced net losses of $38,647,682 during fiscal 2006, as compared to $14,358,897 during fiscal 2005. The cash flows used in operations during these periods resulted from the following operating activities.

Depreciation.   Depreciation is a non-cash expense. This expense increased during fiscal 2006 by $3,299,779, as compared to fiscal 2005. Of the increase $3,197,256 or 97% was due to the acquisition of the nitrogen fertilizer plant in East Dubuque.

Amortization.   Amortization is also a non-cash expense. This expense did not change during fiscal 2006 as compared to fiscal 2005.

Gain / Loss on Disposal of Fixed Assets.   During fiscal 2006, we recorded a loss on the disposal of fixed assets of $84,484. During fiscal 2005, we recorded a gain on the disposal of fixed assets of $1,207.

Non-Cash Interest Expense.   Total non-cash interest expense recognized during the fiscal year ended September 30, 2006 was $936,910, compared to $2,386,749 during the fiscal year ended September 30, 2005. The non-cash interest expense recognized in the fiscal year ended September 30, 2006 was due to the amortization of bond issue costs and beneficial conversion feature expenses of our convertible notes. Most of the non-cash interest expense recognized in the fiscal year ended September 30, 2005 was due to the amortization of debt issuance costs related to a line of credit and bridge loans used to provide working capital and fund acquisition costs related to the purchase of RCN.

Equity in Loss of Investee.   During fiscal 2006, we recognized $0 in equity in loss of investee, as compared to $735,815 during fiscal 2005. In fiscal 2005, $171,202 represents our 50% share of the loss incurred by our joint venture in Sand Creek Energy LLC. In October 2005, we purchased the remaining 50% of the Sand Creek methanol plant for $1,400,000. The decrease during fiscal 2005 is due to a decrease in insurance and other maintenance costs of the facility. In fiscal 2005, we recognized $564,613 in equity in loss of investee from our 50% share of the loss in our joint venture FT Solutions, LLC.

Write-off of Acquisition Costs, Debt Issue Costs and Offering Costs.   In fiscal 2006, we wrote-off $355,000 of abandoned debt issue costs. In fiscal 2005, we wrote-off $1,807,057 of abandoned acquisition costs, $901,846 of abandoned debt issue costs and $184,234 of abandoned offering costs in fiscal 2005 related to the acquisition of RCN.

Accrued Interest Expense.   Total accrued interest expense recognized during the fiscal year ended September 30, 2006 was $1,061,880, compared to $147,690 during the fiscal year ended September 30, 2005.

Common Stock Issued for Services.   During fiscal 2006, we issued $1,602,980 in common stock in lieu of cash compensation to outside directors and employees of the Company for their services. During fiscal 2005, we issued $9,759 in common stock in lieu of cash for such services.

Gain on sale of subsidiaries.   During fiscal 2005, we sold two subsidiaries, OKON, Inc, which was wholly-owned, and REN, of which we owned 56%. We recorded a gain of $699,244 on the sale of OKON, and a $236,571 loss on the sale of our 56% ownership in REN Corporation.

Loss of Investments.   During fiscal 2006, we wrote down our investment in an advanced technology company by $305,000. During fiscal 2005, we wrote down our investment in advanced technology companies by $206,500.

Stock Options and Warrants Issued for Services.   During fiscal 2006, 2,100,000 warrants issued for services vested. The Company valued the shares underlying the warrants using the Black-Scholes option-pricing model which resulted in a charge to compensation expense of $5,728,494. In addition, we issued a warrant to purchase 53,150 shares of the Company’s common stock to a consultant for reaching an incentive in a consulting contract which resulted in $7,451 of consulting expense in the fiscal year ended September 30, 2006. Also, the Company issued a warrant to purchase 1,000,000 shares of the Company’s common stock at $2.4138 per share to DKRW Advanced Fuels LLC which resulted in a charge to marketing expense of $2,676,602. During the year ended September 30, 2006, the Company recorded $1,569,462 of related stock-based compensation expense to recognize the cost of vested options.

Changes in Operating Assets and Liabilities.   The changes in operating assets and liabilities, net of business combination, result from the following factors.

Accounts Receivable.   Accounts receivable increased by $5,074,723 during fiscal 2006, as compared to an increase of $100,811 in fiscal 2005. The fiscal 2006, $4,605,153 or 89% of increase in accounts receivable was due to the acquisition of the nitrogen products manufacturing segment. The fiscal 2005 increase in accounts receivable was due to increases in sales by the oil and gas field services segment of 40%.

Other Receivables and Receivable from Related Party.   During fiscal 2006, other receivables and receivable from related party decreased by $254,335 primarily due to cash collected related to earn-out receivables. During fiscal 2005, other receivables and receivable from related party increased by $106,583 due to timing of payments on other receivables and the earn-out receivables due related to the sale of OKON, Inc. and REN.

Inventories.   The fair value of inventories when the Company acquired REMC in April 2006 was $15,632,290. During the remainder of fiscal year 2006 the balance of inventories decreased by $789,489 to $14,842,801.

Prepaid Expenses and Other Current Assets.   Prepaid expenses and other current assets increased during fiscal 2006 by $700,472. The decrease reflects the timing of payment on certain annual insurance premiums, net of the amortization of such premiums.

Accounts Payable.   Accounts payable increased by $3,726,178 during fiscal 2006. Of this increase $3,419,416 or 92% was due to the increase in the accounts payable balance in our alternative fuels segment. During fiscal 2005, accounts payable decreased by $206,076 which resulted from the timing of receiving and paying trade payables.

Accrued Retirement Payable.   Accrued retirement payable decreased by $905,701 as a result of cash payments made related to the retirement payable of our former CEO and COO during the fiscal year ended September 30, 2006.

Accrued Liabilities, Accrued Payroll and Other.   Accrued liabilities, accrued payroll and other increased $6,646,098 during fiscal 2006 as a result of the timing of payment of certain accruals. Of this increase $4,440,327 or 67% was deferred revenue related to our nitrogen products manufacturing segment.

Net Cash (Used) in Operating Activities.   The total net cash used in operations increased to $15,611,888 during fiscal 2006, as compared to $4,297,136 during fiscal 2005.

Cash Flows From Investing Activities

Purchase of Marketable Securities.   During fiscal 2006, we invested $30,284,896 into investment-grade marketable securities that are comprised of U.S. government and municipal notes and bonds, corporate bonds, asset-backed securities, commercial paper, special auction variable rate securities and other investment-grade marketable debt and equity securities. These securities are available for sale to fund the Company’s future operational needs.

Purchase of Property and Equipment.   During fiscal 2006, we purchased $5,197,654 of property and equipment. Of the property and equipment purchased with cash, 74% was attributable to the front-end, engineering and design activities related to the conversion of our East Dubuque plant to use coal as a feedstock rather than natural gas and to enable the facility to produce both nitrogen fertilizers and Fischer-Tropsch fuels, while the remainder was primarily attributable to computer equipment and office furniture.

Proceed from Sale of Investments.   During fiscal 2006, we collected $100,000 on our sale of investment in advance technology companies.

Proceeds from Earn-out Receivables.   During fiscal 2006, we collected $180,014 on the long-term receivable balance due from REN Corporation and OKON in which the amount due is based on the earnings of these companies that stemmed from the Company’s divestiture of these former subsidiaries.

Increase in Restricted Cash.   During fiscal 2006, we pledged $204,908 of cash as collateral on an outstanding letter of credit that is being used to lease office space.

Acquisitions, Net of Cash Received.   We used $70,772,611 to purchase the nitrogen products manufacturing facilities in East Dubuque during the fiscal year ended September 30, 2006. We used $1,345,378, net of cash received, to purchase the remaining 50% share of Sand Creek Energy, LLC during the fiscal year ended September 30, 2006.

Deposits and Other Assets.   During the fiscal year ended September 30, 2006, deposits and other assets decreased by $188 on our Consolidated Statements of Cash Flows.

Net Cash (Used) in Investing Activities.   The total net cash used in investing activities increased to $107,525,621 during fiscal 2006 as compared to $532,774 during fiscal 2005. The increase was primarily a result of the $72,117,989 of acquisition costs paid during fiscal 2006, and the $5,197,654 in purchases of property and equipment, and our $30,284,896 investment in marketable securities.

Cash Flows From Financing Activities

Proceeds from Issuance of Common Stock.   During fiscal 2006, we received $62,560,000 in net cash proceeds from the issuance of common stock compared to $21,113,474 during fiscal 2005.

Payment of Offering Costs.   During the fiscal year ended September 30, 2006, we paid $4,371,832 in offering costs as compared to $169,618 during fiscal 2005.

Payment of Financial Advisory Fees.   During the fiscal year ended September 30, 2006, we paid $1,750,000 for advisory fees to Credit Suisse to act as our exclusive financial advisor with respect to the development, financing and review of certain financing matters in connection with the East Dubuque and Natchez projects.

Proceeds from Options and Warrants Exercised.   During the fiscal year ended September 30, 2006, we received $7,021,225 from the exercise of options and warrants.

Payment of Dividends on Preferred Stock.   During fiscal 2006, we paid $74,437 in dividends on preferred stock compared to $341,475 in fiscal 2005.

Proceeds from Subscription Receivable.   During the fiscal year ended September 30, 2006, we received $12,255,550 from a subscription receivable as a result of a Securities Purchase Agreement between the Company and Wellington Management Company whereby a group of purchasers led by Wellington purchased 13,436,000 shares of Company common stock at a price of $2.30 per share.

Proceeds from Convertible Debt, Long-Term Debt and Notes Payable.   During the fiscal year ended September 30, 2006, we received $57,500,000 from the issuance of convertible senior notes, compared to $2,850,000 received from the issuance of long-term convertible debt during the fiscal year ended September 30, 2005.

Payment of Debt Issuance Costs.   During fiscal 2006, we paid $4,370,284 in debt issue costs as compared to $991,177 during fiscal 2005. Of the debt issuance costs paid in the current fiscal year, $355,000 was paid to M.A.G. Capital as a due diligence fee in relation to the Commitment Letter signed November 15, 2005.

Payments on Line of Credit, Net.   During fiscal 2006, we made net payments on our lines of credit of $499,217 from our lines of credit, as compared to net payments on our lines of credit of $643,388 during fiscal 2005. During fiscal 2006, the borrowing on the line of credit was used to fund the working capital needs of REMC.

Payments on Long-Term Debt and Long-Term Convertible Debt.   During fiscal 2006, we repaid $3,287,159 on our debt obligations as compared to $837,610 during fiscal 2005. Payments in the fiscal year ended September 30, 2006 reflect payments on notes payable and long-term convertible debt.

Net Cash Provided by Financing Activities.   The net cash provided by financing activities during fiscal 2006 was $124,983,252, compared to $29,295,206 in cash provided by financing activities during fiscal 2005.

Cash and Cash Equivalents increased during fiscal 2006 by $1,845,743 compared to an increase of $24,465,296 during fiscal 2005. These changes increased the ending cash balance at September 30, 2006 to $26,566,456 and increased the ending cash balance at September 30, 2005 to $24,720,713.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2006, the Company had working capital of $65,520,862, as compared to working capital of $32,031,397 at September 30, 2005. Our current assets totaled $81,486,571, including net accounts receivable of $5,207,883, and our current liabilities were $15,965,709. We had long-term liabilities of $58,135,446, of which most related to our long-term convertible debt as well as the mortgage on our development and testing laboratory. From our inception on December 18, 1981 through September 30, 2006, we have incurred losses in the amount of $100,658,612, including accumulated other comprehensive loss of $2,294. For the fiscal year ended September 30, 2006, we recognized a $38,647,682 net loss, and negative cash flow from operations of $15,611,888. If the Company does not operate at a profit in the future, it may be unable to continue its operations at the present level or at all.

Historically, we have relied for working capital upon private placements and public offerings of our common stock, which have been sold at a discount from the market price. We have also previously sold convertible preferred stock and convertible promissory notes bearing interest in private placements and public offerings. Our shareholders approved an amendment to our Restated Articles of Incorporation to increase the number of authorized shares of common stock from 150,000,000 to 250,000,000. For the years ended September 30, 2006, 2005 and 2004, we received cash proceeds from the issuance of common stock of $81,836,775 (including $62,560,000 from the issuance of common stock, $12,255,550 from the receipt of a subscription receivable and $7,021,225 from the exercise of stock options and warrants), $21,113,474, and $4,706,951. In addition, we received cash proceeds from long-term debt and long-term convertible debt to stockholders of $57,500,000, 2,850,000, and $565,000 for each of the three fiscal years, respectively, as well as $0, $8,315,000, and $0 from the issuance of convertible preferred stock.

On April 18, 2006, the Company closed its concurrent public offerings of 16,000,000 shares of common stock at a price per share of $3.40 and $50,000,000 principal amount of its 4.00% Convertible Senior Notes Due 2013. The Notes bear interest at the rate of 4.00% per year on the principal amount of the Notes, payable in cash semi-annually in arrears on April 15 and October 15 of each year, beginning October 15, 2006. Holders may convert their Notes into shares of Rentech’s common stock (or cash or a combination of cash and shares of common stock, if Rentech so elects) at an initial conversion rate of 249.2522 shares of Rentech’s common stock per $1,000 principal amount of Notes (which represents a conversion price of approximately $4.0120 per share of common stock), under the circumstances described in the Notes. On April 24, 2006, the underwriters of the Company’s concurrent public offerings of 16,000,000 shares of common stock priced at $3.40 per share and $50 million aggregate principal amount of its 4.0% convertible senior notes due 2013 exercised in full their over-allotment options by purchasing an additional 2,400,000 shares of common stock and $7,500,000 of convertible senior notes. Including the over-allotment purchases, the Company’s offerings totaled 18,400,000 shares of common stock at a price to the public of $3.40 per share and $57,500,000 in convertible senior notes, resulting in net proceeds to Rentech of approximately $113,000,000 after deducting the underwriting discounts, commissions, and fees.

Our principal needs for liquidity in the past have been to fund working capital, pay for research and development of the Rentech Process, pay the costs of acquiring and funding our paint, oil and gas field services and industrial automation segments, invest in advanced technology companies, pay dividends on preferred stock and to pay acquisition costs associated with our East Dubuque plant. Our business historically has focused on the research and development of our Fisher-Tropsch technology, and licensing it to third parties.

More recently we have begun to directly deploy our Rentech Process in selected domestic projects. We initially implemented this strategy by purchasing RCN on April 26, 2006, which owns a nitrogen fertilizer production plant in East Dubuque, Illinois. The purchase price of the acquisition was $50,000,000, plus an amount equal to net working capital of RCN at closing, which was approximately $20,000,000. We funded the acquisition of RCN using approximately $70,000,000 of the proceeds of our concurrent public offerings of common stock and convertible senior notes. In connection with the closing of the acquisition, RCN was re-named Rentech Energy Midwest Corporation, referred to herein as REMC. The business of REMC is highly seasonal and requires substantial working capital to operate during the period when nitrogen fertilizer sales are slow and to build inventory in anticipation of the planting season. In order to meet the working capital needs of REMC, we have obtained a revolving credit facility. The revolving credit facility has a maximum availability of $30,000,000, subject to borrowing base limitations and other covenants. As of September 30, 2006, REMC had no aggregate borrowings under the Revolving Credit Facility. We plan to convert the REMC facility in phases. In Phase 1 of the conversion, we intend to add a commercially available coal gasification system that converts coal into syngas for use in fertilizer production. During Phase 1A of the conversion, we plan to add the Rentech Process to produce liquid hydrocarbon products, such as diesel and jet fuels, from the additional syngas produced from the coal gasification process. We estimate we would need approximately $810 million of additional debt and equity financing to finance Phases 1 and 1A of the conversion and that commercial operation of Phases 1 and 1A would commence by 2010.

In addition to the conversion of our East Dubuque plant, we are also pursuing the development of other alternative fuels projects, including one in Natchez, Mississippi that we and potentially a partner or partners would construct to produce FT liquid hydrocarbon and other products using the Rentech Process. In addition, we are discussing proposals with owners of energy feedstocks for the joint development of alternative fuels projects and the use of the Rentech Process under licensing arrangements. We have entered into a Joint Development Agreement with Peabody, for the co-development of two coal-to-liquids projects, which would be located on Peabody coal reserves. The projects would convert coal into ultra-clean transportation fuels using the Company’s proprietary FT CTL process. We currently have one active license arrangement with DKRW-AF for the use of our coal-to-liquids technology in its proposed Medicine Bow Project in Wyoming.

In October 2005, we paid $1,400,000 to acquire the 50% equity interest in Sand Creek Energy, LLC that we did not already own. We are preparing to construct and plan to operate on the site what we believe will be the United States’ first fully integrated Fischer-Tropsch, coal-to-liquids, product development unit (“PDU”) research facility. This plant is expected to produce ultra-clean diesel and aviation fuels and naphtha from various domestic coals, petroleum coke and biomass feedstocks on a demonstration scale, utilizing coal gasification technology and the Rentech Process. With the PDU in operation, we expect to be able to optimize the operating conditions of the FT synthesis and upgrading section for producing different specialized cuts of fuels. The products from the facility will be used to supply test quantities of these ultra-clean fuels to potential licenses and customers. We expect construction of the PDU to be completed by the third calendar quarter of 2007 and to cost approximately $40 million.

To achieve our objectives as planned for fiscal 2007, we will need substantial amounts of capital that we do not now have to fund the conversion of the East Dubuque Plant to use the Rentech process, construction of the PDU, and development projects such as the Natchez Project and the potential projects with Peabody. In order to fund these projects and to meet our other working capital requirements, we expect to raise capital at the project level through both debt and equity sources, as well as at the Rentech level where we may issue additional shares of our common stock and other equity or debt securities. We have two shelf registration statements; the first covering $29,940,000 aggregate offering price of securities and the second covering $44,097,200 in shares of our common stock for issuance in future financing transactions, in each case as of September 30, 2006. Some of the securities to be offered will not be registered under the Securities Act of 1933, and may not be offered or sold in the United States absent an available exemption from registration. The success of any given project will be based, in part, on the success of the related project level financing. In order to fund our working capital requirements and to fund our other plans, we may also issue shares of convertible preferred stock or other securities convertible into common stock or we may enter into additional debt instruments. A substantial increase in indebtedness could result in substantially increased interest costs and the issuance of additional preferred stock could increase dividend costs, as well as transactional and other costs. Moreover, the level of corporate activity required to pursue the opportunities and objectives outlined above, and described under Item 1—Business, has resulted in a materially increased cash burn rate, including costs for consultants, attorneys, accountants, financial advisors, and other service providers, as well as the need for additional personnel, systems, and expense for the Company. These costs are expected to continue and to rise. As relates to the capital requirements of the PDU and the Company’s working capital requirements as projected for fiscal 2007, we believe that our currently available cash, cash flows from operations, funds from the potential sale of assets and other plans, which could include additional debt or equity financing, will be sufficient to meet our cash operating needs through the fiscal year ending September 30, 2007.

CONTRACTUAL OBLIGATIONS

In addition to the lines of credit and long-term convertible debt previously described, we have entered into various other contractual obligations. The following table lists our significant contractual obligations at September 30, 2006:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Continuing Operations
Notes payable to related parties	$169,482	$—	$169,482	$—	$—
Lines of credit(3)	—	—	—	—	—
Long-term debt	992,980	19,952	43,869	50,224	878,935
Long-term convertible debt(2)	57,500,000	—	—	—	57,500,000
Operating leases(1)	1,762,887	475,445	1,025,877	261,565	—
Interest payments on debt	15,982,279	2,375,930	4,735,584	4,720,023	4,150,742
Purchase obligations(4)	11,526,285	11,526,285	—	—	—
Retirement payables	656,121	530,893	125,228	—	—
	$88,590,034	$14,928,505	$6,100,040	$5,031,812	$62,529,677
Discontinued Operations
Long-term debt	$189,710	$71,351	$100,052	$18,307	$—
Operating leases	162,725	108,681	54,044	—	—
Interest payments on debt	21,577	11,081	9,851	645	—
	$374,012	$191,113	$163,947	$18,952	$—
Combined Operations
Notes payable to related parties	$169,482	$—	$169,482	$—	$—
Lines of credit(3)	—	—	—	—	—
Long-term debt	1,182,690	91,303	143,921	68,531	878,935
Long-term convertible debt(2)	57,500,000	—	—	—	57,500,000
Operating leases(1)	1,925,612	584,126	1,079,921	261,565	—
Interest payments on debt	16,003,856	2,387,011	4,745,435	4,720,668	4,150,742
Purchase obligations(4)	11,526,285	11,526,285	—	—	—
Retirement payables	656,121	530,893	125,228	—	—
	$88,964,046	$15,119,618	$6,263,987	$5,050,764	$62,529,677

(1)          We have leased office space under two non-cancelable operating leases, one of which expires October 31, 2009, the other expires in June 2010. The first lease has a renewal option for an additional five years. PML (our discontinued affiliate that was sold on November 15, 2006) has also leased additional office space under an operating lease, which expires June 2008. In addition we have entered into various other operating leases, which expire through January 2011.

(2)          On April 18, 2006, the Company closed a public offering that included $50,000,000 principal amount of Convertible Senior Notes Due 2013. The Notes bear interest at the rate of 4.00% per year on the principal amount of the Notes, payable in cash semi-annually in arrears on April 15 and October 15 of each year, beginning October 15, 2006. Holders may convert their Notes into shares of the Company’s common stock (or cash or a combination of cash and shares of common stock, if we so elect) at an initial conversion rate of 249.2522 shares of the Company’s common stock per $1,000 principal amount of Notes (which represents a conversion price of approximately $4.0120 per share of common stock), under the circumstances described in the Notes. On April 24, 2006, the Company’s underwriters exercised their over-allotment option and purchased an additional $7,500,000of convertible senior notes. Including the over-allotment, the Company offered a total of $57,500,000 in convertible senior notes. On the balance sheet these notes are shown net of $820,716 of deferred financing charges related to the beneficial conversion feature for a total of $56,679,284 on September 30, 2006.

(3)          On April 26, 2006, REMC entered into a Financing Agreement (the “Revolving Credit Facility”) with The CIT Group/Business Credit, Inc. to support the working capital needs of REMC’s East Dubuque, Illinois nitrogen fertilizer plant. The Revolving Credit Facility has a maximum availability of $30,000.000, subject to borrowing base limitations, and bears interest at the Chase Bank Rate plus 0.25% for Chase Bank Rate Loans and LIBOR rate plus 2.50% for LIBOR Loans. Subject to the conditions and limitations stipulated in the agreement, we may elect that such principal debt will be Chase Bank Rate Loans, LIBOR Loan, or a combination of both. The interest rate at September 30, 2006 was 8.25%. The Revolving Credit Facility is guaranteed by RDC, and is secured by a first priority security interest in all of REMC’s current assets, including, without limitation, all receivables, accounts, inventories and general intangibles. The Revolving Credit Facility also imposes various restrictions and covenants on REMC, including, without limitation, limitations on REMC’s ability to incur additional debt, guarantees or liens, ability to make distributions or dividends or payments of management or similar fees to affiliates, a minimum fixed charge coverage ratio and a minimum tangible net worth covenant. In addition, the facility provides for a letter of credit guarantee by CIT which would be deducted from the $30,000,000 maximum availability. As of September 30, 2006, REMC had aggregate borrowings under the Revolving Credit Facility of $0 and letter of credit guarantees under the facility of $0.

(4)          The amount presented represents certain open purchases orders with our vendors. Not all of our open purchase orders are purchase obligations, since some of the orders are not enforceable or legally binding on the Company until the goods are received.

In addition to the contractual obligations previously described, we have entered into various employment agreements with certain of our executive officers. The following table lists the commitments under the employment agreements at September 30, 2006:

	Amount of Commitment Expiration Per Period
Other Commercial Commitments	Less than 1 year	1-3 years	3-5 years	After 5 years	Total
Employment agreements(1)	$1,602,513	$2,066,478	$—	$—	$3,668,991
	$1,602,513	$2,066,478	$—	$—	$3,668,991

(1)          We have entered into various employment agreements with officers of the Company which extend to May 15, 2009. These agreements describe annual compensation as well as the compensation that we must pay upon termination of employment.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements.

Recent Accounting Pronouncements From Financial Statement Disclosures

In March 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The effective date of this interpretation is the first fiscal year that begins after December 15, 2006. Management is currently evaluating the impact FIN 48 will have on the Company’s financial statements. In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “ Fair Value Measurements ” (SFAS No. 157). This standard clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Management does not expect SFAS No. 157 to have a material impact on the Company’s financial condition or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106, and 132(R) ” (SFAS No. 158). This standard requires employers to recognize the underfunded or overfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. Additionally, SFAS No. 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position. The new reporting requirements and related new footnote disclosure rules of SFAS No. 158 are effective for fiscal years ending after December 15, 2006. The new measurement date requirement applies for fiscal years ending after December 15, 2008. Management does not expect SFAS No.158 to have a material impact on the Company’s financial condition or results of operations.

In September 2006, the SEC issued SAB No. 108 regarding the process of quantifying financial statement misstatements. SAB No. 108 states that registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement. The interpretations in SAB No. 108 contain guidance on correcting errors under the dual approach as well as provide transition guidance for correcting errors. This interpretation does not change the requirements within SFAS No. 154, “Accounting Changes and Error Corrections- a replacement of APB No. 20 and Financial Accounting Standards Board (“FASB”) Statement No. 3,” for the correction of an error on financial statements. SAB No. 108 is effective for annual financial statements covering the first fiscal years ending after November 15, 2006. We will be required to adopt this interpretation by September 30, 2007. We are currently evaluating the requirements of SAB No. 108 and the impact this interpretation may have on our financial statements.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.   We are exposed to the impact of interest rate changes related to our investment of current cash and cash equivalents and marketable securities. These funds are generally highly liquid with short-term maturities, and the related market risk for cash and cash equivalents and marketable securities is not considered material. In addition to market risk related to marketable securities, our debt is at fixed rates and at variable interest rates. A hypothetical increase or decrease in interest rates by 1% would have changed annual interest expense on the variable rate loan by approximately $1,850 for the year ended September 30, 2006. We believe that fluctuations in interest rates in the near term will not materially affect our consolidated operating results, financial position or cash flow.

Commodity Price Risk.   Due to our acquisition of RCN, we are exposed to market risk due to changes in natural gas prices. Natural gas is a raw material used in the production of various nitrogen-based products that are manufactured at the East Dubuque Plant. Market prices of nitrogen-based products are affected by changes in natural gas prices as well as supply and demand and other factors. As a normal course of business, REMC currently produces nitrogen-based fertilizer products throughout the year to supply its needs during the high sales volume spring season. Nitrogen-based inventory remaining at the end of the spring season will be subject to market risk due to changes in natural gas prices and supply and demand. Currently, REMC purchases natural gas for use in its East Dubuque Plant on the spot market, and through short-term, fixed-supply, fixed-price and index-price purchase contracts which will lock in pricing for a portion of its natural gas requirements through the winter months which have demonstrated the highest degree of volatility. In the past, REMC has also purchased natural gas through short-term, fixed-supply, fixed-priced contracts. Notwithstanding these purchase contracts, REMC remains exposed to significant market risk. There has been a generally increasing trend in natural gas prices during the last three years with prices reaching record highs in 2005 and then reducing in 2006 due to various supply and demand factors, including the increasing overall demand for natural gas from industrial users, which is affected, in part, by the general conditions of the United States economy, and other factors. Seasonal fluctuations exist within each year resulting from various supply and demand factors, such as the severity of winters affecting consumer consumption for heating, summers affecting industrial demand by utilities for electrical generation, among other factors. Changes in levels of natural gas prices and market prices of nitrogen-based products can materially affect REMC’s financial position and results of operations. A hypothetical increase of $0.10 per MMBTU of natural gas could increase the cost to produce one ton of ammonia by approximately $3.50. REMC has experienced no difficulties in securing supplies of natural gas, however, natural gas is purchased at market prices and such purchases are subject to price volatility.

Upon conversion of the East Dubuque Plant to use coal as feedstock, we similarly would be subject to market risk due to changes in coal prices. An increase in the price of coal, after the conversion is completed, or in other commodities that we may use as feedstock at other plants we might acquire in the future could also adversely affect our operating results. We intend to enter into long-term coal contracts with established prices that are subject to escalators based on certain routine metrics. We expect that the term of the contracts would vary between 5 and 10 years. Coal demand in the domestic market is currently at a high level, and coal pricing has increased year-over-year in nearly every significant domestic market. It is not practicable at this time to quantify the impact of a change in coal pricing as relates to the conversion of the East Dubuque Plant as the coal contracts and final engineering of the project have not yet been completed.

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year 2006
Revenues	$40,586	$25,786	$17,672,173	$26,777,987
Gross profit / (loss)	$40,586	$25,786	$(804,309)	$1,177,955
Loss from operations	$(5,948,393)	$(12,795,327)	$(11,949,297)	$(8,725,853)
Net loss from continuing operations	$5,955,095)	$(12,819,453)	$(12,266,416)	$(8,870,879)
Net income from discontinued operations, net of tax(1)	$326,635	$283,096	$234,859	$419,571
Net loss	$(5,628,460)	$(12,536,357)	$(12,031,557)	$(8,451,308)
Dividends	$(74,437)	$—	$—	$—
Loss applicable to common Stock	$(5,702,897)	$(12,536,357)	$(12,031,557)	$(8,451,308)
Loss from continuing operations per share	$(.052)	$(.108)	$(.091)	$(.063)
Loss from discontinued operations per share	$.003	$.002	$.002	$.003
Loss per common share	$(.050)	$(.106)	$(.089)	$(.060)
Fiscal Year 2005
Revenues	$319,692	$118,647	$101,856	$48,492
Gross profit / (loss)	$(69,008)	$(13,870)	$3,616	$51,054
Loss from operations	$(1,466,537)	$(4,239,758)	$(2,180,196)	$(3,993,536)
Net loss from continuing operations	$(2,402,900)	$(5,419,974)	$(2,806,722)	$(4,985,324)
Net income (loss) from discontinued operations, net of tax(1)	$151,335	$763,237	$343,979	$(2,528)
Net loss	$(2,251,565)	$(4,656,737)	$(2,462,743)	$(4,987,852)
Dividends	$—	$—	$(8,558,631)	$(782,844)
Loss applicable to common stock	$(2,251,565)	$(4,656,737)	$(11,021,374)	$(5,770,696)
Loss from continuing operations per share	$(.027)	$(.058)	$(.122)	$(.063)
Loss from discontinued operations per share	$.002	$.008	$.004	$.001
Loss per common share	$(.025)	$(.050)	$(.118)	$(.062)

(1)          For the fiscal year ended September 30, 2006 the Company deemed its subsidiary Petroleum Mud Logging, LLC (PML) to be a discontinued operation, and PML’s results of operations were segregated from continuing operations for all years presented. In addition, the PML assets and liabilities were segregated as current and non-current held for sale assets and liabilities on our balance sheet for all periods presented. On March 8, 2005, the Company sold all of its interest in OKON, Inc., and on August 1, 2005 the Company disposed of its remaining interest in REN Holding Corporation (RHC). The Company considered these two entities to be discontinued operations for the fiscal year ended September 30, 2005, and their results of operations were segregated from continuing operation for all periods presented. Since the Company had completed its the sale of these two entities before September 30, 2005, these entities’ assets and liabilities are not shown on our balance sheets as of September 30, 2006 and 2005.

As a result of the Company’s application of SFAS 123(R) commencing on October 1, 2005, we expensed $11,584,990 related to the issuance of stock options, warrants and restricted stock units. Of that amount, $8,899,841 was charged to compensation expense, $2,676,602 was charged to marketing expense and $8,547 was charged to consulting expense during fiscal 2006. Refer to footnote 15 in Notes to the Consolidated Financial Statements for further information about the Company’s adoption of SFAS 123(R). Also, during fiscal 2006 we recorded $355,000 of abandoned debt issue costs related to due diligence fees paid to MAG Capital and $1,000,000 related to a break up fee paid to MAG Capital.

The increased net loss of during the second quarter of fiscal 2005 resulted from $2,559,457 of one-time write-offs of expenses directly related to the acquisition of REMC. We expensed $1,657,611 of abandoned acquisition costs and $901,846 of abandoned debt issue costs in the three months ended March 31, 2005. The increased loss applicable to common stock in the third quarter of fiscal 2005 resulted from an $8,558,631 deemed dividend related to a beneficial conversion feature and warrants issued in conjunction with Series A Preferred Stock. The warrants were charged to deemed dividend upon issuance and the beneficial conversion feature was amortized to deemed dividends over 90 days, which was the earliest period the preferred shares could be converted into our common stock. In the fourth quarter of fiscal 2005, we expensed $1,561,822 of salary expenses related to retirement packages issued to the CEO and COO, we also expensed $332,500 of compensation expense related to a warrant issued to an entity controlled by the Company’s current President, and we recorded an impairment of $206,500 on our investment in Global Solar Energy.

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

Management’s Report on Internal Control Over Financial Reporting.   Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or 15(d)-15(f) of the Exchange Act). Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of September 30, 2006.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2006, has been audited by Ehrhardt Keefe Steiner & Hottman and they have issued an attestation report on the management’s assessment of internal control over financial reporting.

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

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 regarding our directors, executive officers and audit committee is incorporated by reference from the information under the caption “Election of Directors” in our definitive proxy statement for our 2007 annual meeting of shareholders (the “Proxy Statement”) which we intend to file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

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

ITEM 11.         EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in the section captioned “Executive Compensation” in the Proxy Statement.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to this item is incorporated herein by reference from the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to this item is incorporated herein by reference from the section entitled “Certain Relationships and Related Transactions” in the Proxy Statement.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is included under the caption “Principal Accountant Fees and Services” in the Proxy Statement.

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

RENTECH, INC.
/s/ D. HUNT RAMSBOTTOM
Date: December 14, 2006	D. Hunt Ramsbottom, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ D. HUNT RAMSBOTTOM
Date: December 14, 2006	D. Hunt Ramsbottom, Chief Executive Officer, President and Director (principal executive officer)
/s/ I. MERRICK KERR
Date: December 14, 2006	I. Merrick Kerr, Executive Vice President and Chief Financial Officer (principal financial officer)
/s/ GEOFFREY S. FLAGG
Date: December 14, 2006	Geoffrey S. Flagg, Chief Accounting Officer (principal accounting officer)
/s/ DENNIS L. YAKOBSON
Date: December 14, 2006	Dennis L. Yakobson, Chairman and Director
/s/ RONALD C. BUTZ
Date: December 14, 2006	Ronald C. Butz, Director
/s/ THOMAS L. BURY
Date: December 14, 2006	Thomas L. Bury, Director
/s/ MICHAEL F. RAY
Date: December 14, 2006	Michael F. Ray, Director
/s/ ERICH W. TIEPEL
Date: December 14, 2006	Erich W. Tiepel, Director
/s/ HALBERT S. WASHBURN
Date: December 14, 2006	Halbert S. Washburn, Director

RENTECH, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
Rentech, Inc.

We have audited the accompanying consolidated balance sheets of Rentech Inc. and Subsidiaries (the “Company”) as of September 30, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss and cash flows for each of the years in the three-year period ended September 30, 2006. We also have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting included in Item 9A, that the Company maintained effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2006 and 2005, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2006 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of September 30, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

/s/ EHRHARDT KEEFE STEINER & HOTTMAN PC
December 13, 2006
Denver, Colorado

RENTECH, INC.
Consolidated Balance Sheets

	As of September 30,
	2006	2005
Assets
Current assets
Cash and cash equivalents	$26,566,456	$24,720,713
Restricted cash	204,908	—
Marketable securities	30,282,602	—
Accounts receivable, net of $125,775 (2006) and (2005) allowance for doubtful accounts (Note 2 and 18)	5,207,883	5,067
Subscription receivable (Note 14)	—	12,255,550
Inventories (Note 5)	14,842,801	—
Other receivables, net	110,614	382,820
Receivable from related party (Note 19)	—	22,154
Prepaid expenses and other current assets	2,747,644	16,574
Assets held for sale, current (Note 4)	1,523,663	999,343
Total current assets	81,486,571	38,402,221
Property and equipment, net of accumulated depreciation and amortization of $4,853,133 (2006) and $1,393,810 (2005) (Note 6)	61,404,888	1,933,474
Other assets
Licensed technology, net of accumulated amortization of $2,992,651 (2006) and $2,763,870 (2005) (Note 7)	438,497	667,278
Investment in advanced technology company (Note 8)	—	405,000
Technology rights, net of accumulated amortization of $258,972 (2006) and $230,197 (2005) (Note 7)	28,775	57,549
Deposits and other assets (Note 10)	5,647,408	392,977
Assets held for sale, non-current (Note 4)	1,680,038	1,633,450
Total other assets	7,794,718	3,156,254
Total assets	$150,686,177	$43,491,949

(Continued on following page)

See Notes to Consolidated Financial Statements.

RENTECH, INC.
Consolidated Balance Sheets

(Continued from previous page)

	As of September 30,
	2006	2005
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$4,686,687	$535,660
Accrued payroll and benefits	3,020,015	127,508
Deferred compensation (Note 20)	—	326,508
Accrued liabilities (Note 2)	6,149,065	713,592
Accrued interest	1,053,339	—
Accrued retirement payable (Note 13)	530,893	905,683
Short-term debt (Note 9)	—	876,972
Current portion of long-term debt (Note 9)	19,952	184,621
Short-term convertible debt (Note 10)	—	1,020,862
Current portion of long-term convertible debt to stockholders (Note 10)	—	729,406
Liabilities held for sale, current (Note 4)	505,758	950,012
Total current liabilities	15,965,709	6,370,824
Long-term liabilities
Long-term debt, net of current portion (Note 9)	973,028	1,176,648
Long-term convertible debt to stockholders, net of current portion (Note 10)	56,679,284	643,958
Convertible notes payable to related parties (Note 20)	169,482	199,109
Accrued retirement payable (Note 13)	125,228	656,139
Investment in Sand Creek Energy, LLC (Note 12)	—	19,278
Other long-term liabilities	70,065	7,485
Liabilities held for sale, non-current (Note 4)	118,359	147,326
Total long-term liabilities	58,135,446	2,849,943
Total liabilities	74,101,155	9,220,767
Commitments and contingencies (Notes 2, 11 and 13)
Stockholders’ equity (Note 14)
Preferred stock—$10 par value; 1,000,000 shares authorized; 90,000 series A convertible preferred shares authorized and issued and zero (2006) and 59,000 (2005) series A convertible preferred shares outstanding, liquidation preference of $0 (2006) and $5,900,000 (2005)	—	590,000
Series C participating cumulative preferred stock—$10 par value; 500,000 shares authorized; no shares issued and outstanding	—	—
Common stock—$.01 par value; 250,000,000 shares authorized; 141,792,787 (2006) and 110,120,500 (2005) shares issued and outstanding	1,417,928	1,101,205
Additional paid-in capital	175,825,706	94,588,613
Accumulated deficit	(100,656,318)	(62,008,636)
Accumulated other comprehensive loss	(2,294)	—
Total stockholders’ equity	76,585,022	34,271,182
Total liabilities and stockholders’ equity	$150,686,177	$43,491,949

See Notes to Consolidated Financial Statements.

RENTECH, INC.
Consolidated Statements of Operations

	For the Years Ended September 30,
	2006	2005	2004
Revenues (Notes 17)
Product sales	$44,397,519	$—	$—
Service revenues	119,013	588,687	984,492
Total revenues	44,516,532	588,687	984,492
Cost of sales
Product sales	44,076,514	—	—
Service revenues	—	616,895	679,408
Total cost of sales	44,076,514	616,895	679,408
Gross profit (loss)	440,018	(28,208)	305,084
Operating expenses
General and administrative expense	27,289,153	10,951,590	4,526,552
Depreciation and amortization	516,028	404,310	430,331
Research and development	12,053,707	495,919	749,230
Total operating expenses	39,858,888	11,851,819	5,706,113
Operating Loss	(39,418,870)	(11,880,027)	(5,401,029)
Other income (expenses)
Loss on investments (Notes 8)	—	(206,500)	(588,500)
Equity in loss of investee (Notes 12)	—	(735,815)	(252,415)
Interest income	1,998,347	81,360	14,804
Dividend income	28,508	—	—
Interest expense	(2,402,397)	(2,874,661)	(856,732)
Gain (loss) on disposal of fixed assets	(205,000)	723	(3,444)
Other income	87,569	—	—
Total other income (expense)	(492,973)	(3,734,893)	(1,686,287)
Net loss from continuing operations before income taxes	(39,911,843)	(15,614,920)	(7,087,316)
Income tax benefit (expense) (Note 16)	—	—	—
Net loss from continuing operations	(39,911,843)	(15,614,920)	(7,087,316)
Discontinued operations (Note 4):
Net income (loss) from discontinued operations net of tax of $49,000 (2006), $61,428 (2005) and $0 (2004)	1,264,161	799,522	(123,377)
Gain on sale of discontinued operations, net of tax of $0 (2006), $6,172 (2005) and $0 (2004)	—	456,501	—
	1,264,161	1,256,023	(123,377)
Net loss	$(38,647,682)	$(14,358,897)	$(7,210,693)
Cash dividends paid to preferred stockholders	(74,437)	(341,475)	—
Deemed dividend related to beneficial conversion feature and warrants (Note 14)	—	(9,000,000)	—
Net loss applicable to common stockholders	$(38,722,119)	$(23,700,372)	$(7,210,693)
Basic and diluted loss per common share:
Continuing operations, including dividends	$(.314)	$(.270)	$(.083)
Discontinued operations	.010	.015	(.001)
Basic and diluted loss per common share	$(.304)	$(.255)	$(.084)
Basic and diluted weighted-average number of common shares outstanding	127,174,204	92,918,545	85,932,544

See Notes to Consolidated Financial Statements.

RENTECH, INC.
Consolidated Statements of Stockholders’ Equity

	Convertible Preferred Stock						Additional		Total
	Series A		Series B		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, September 30, 2003	—	—	—	—	79,336,585	$793,366	$42,672,791	$(40,439,046)	$3,027,111
Common stock issued for cash, net of offering costs of $95,600 (Note 14)	—	—	—	—	986,665	9,867	338,533	—	348,400
Common stock issued for options and warrants exercised, net of offering costs of $155,595 (Note 14)	—	—	—	—	5,736,687	57,367	4,049,990	—	4,107,357
Common stock issued for conversion of convertible notes (Note 14)	—	—	—	—	3,569,835	35,698	1,647,218	—	1,682,916
Stock options granted for services (Note 14)	—	—	—	—			28,522	—	28,522
Stock options granted for stand-still agreement (Note 14)	—	—	—	—			117,235	—	117,235
Warrants granted for services (Note 14)	—	—	—	—			44,588	—	44,588
Warrants issued in conjunction with line of credit (Notes 10 and 11)	—	—	—	—			511,962	—	511,962
Common stock issued for services (Note 14)	—	—	—	—	78,737	787	72,679	—	73,466
Offering costs of convertible notes (Note 14)	—	—	—	—	—	—	307,000	—	307,000
Net loss	—	—	—	—	—	—	—	(7,210,693)	(7,210,693)

Balance, September 30, 2004	—	$—	—	$—	89,708,509	$897,085	$49,790,518	$(47,649,739)	$3,037,864

(Continued on the following page)

See Notes to Consolidated Financial Statements.

RENTECH, INC.
Consolidated Statements of Stockholders’ Equity

(Continued from previous page)

	Convertible Preferred Stock						Additional		Total
	Series A		Series C		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Common stock issued for cash and subscription receivable, net of offering costs of $40,465 (Note 14)	—	—	—	—	13,436,000	134,360	30,727,975	—	30,862,335
Common stock issued for options and warrants exercised (Note 14)	—	—	—	—	2,475,249	24,752	2,481,937	—	2,506,689
Common stock issued for conversion of convertible notes (Note 10 and 14)	—	—	—	—	2,256,219	22,562	1,105,547	—	1,128,109
Stock options and warrants granted for services (Note 14)	—	—	—	—	—	—	592,846	—	592,846
Stock options granted for stand-still agreement (Note 14)	—	—	—	—	—	—	178,766	—	178,766
Warrants issued in conjunction with break-up fees (Note 14)	—	—	—	—	—	—	501,901	—	501,901
Warrants issued in conjunction with bridge loans (Notes 10 and 14)	—	—	—	—	—	—	1,141,126	—	1,141,126
Common stock issued for services (Note 14)	—	—	—	—	6,579	66	9,693	—	9,759
Preferred stock issued, net of offering costs (Note 14)	90,000	900,000	—	—	—	—	7,415,000	—	8,315,000
Cash dividend paid on preferred stock (Note 14)	—	—	—	—	—	—	(341,475)	—	(341,475)
Preferred stock converted into common stock (Note 14)	(31,000)	(310,000)	—	—	2,237,944	22,380	287,620	—	—
Offering costs of convertible notes (Note 14)	—	—	—	—	—	—	697,159	—	697,159
Net loss	—	—	—	—	—	—	—	(14,358,897)	(14,358,897)
Balance, September 30, 2005	59,000	$590,000	—	$—	110,120,500	$1,101,205	$94,588,613	$(62,008,636)	$34,271,182

(Continued on the following page)

See Notes to Consolidated Financial Statements.

RENTECH, INC.
Consolidated Statements of Stockholders’ Equity and Comprehensive Loss

(Continued from previous page)

									Accumulated
	Convertible Preferred Stock						Additional		Other	Total
	Series A		Series B		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Common stock issued for cash net of offering costs of $4,371,832 (Note 14)	—	—	—	—	18,400,000	184,000	58,004,168	—	—	58,188,168
Common stock issued for cash on options and warrants exercised (Note 14)	—	—	—	—	5,394,129	53,941	6,967,284	—	—	7,021,225
Common stock issued for conversion of convertible notes (Note 10 and 14)	—	—	—	—	3,156,576	31,566	2,944,430	—	—	2,975,996
Beneficial conversion feature of convertible notes (Note 14)	—	—	—	—	—	—	874,875	—	—	874,875
Common stock issued for options exercised using deferred compensation and retirement payable (Note 14)	—	—	—	—	426,269	4,263	388,736	—	—	392,999
Stock based compensation issued for services (Note 14)	—	—	—	—	36,000	360	11,584,630	—	—	11,584,990
Preferred stock converted into common stock (Note 14)	(59,000)	(590,000)	—	—	4,259,313	42,593	547,407	—	—	—
Cash dividends paid on preferred stock (Note 14)	—	—	—	—	—	—	(74,437)	—	—	(74,437)
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(38,647,682)	—	(38,647,682)
Other comprehensive loss:
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	—	—	—	(2,294)	(2,294)
Balance, September 30, 2006	—	$—	—	$—	141,792,787	$1,417,928	$175,825,706	$(100,656,318)	$(2,294)	$76,585,022

See Notes to Consolidated Financial Statements.

RENTECH, INC.
Consolidated Statements of Cash Flows

	For the Years Ended September 30,
	2006	2005	2004
Cash flows from operating activities
Net loss	$(38,647,682)	$(14,358,897)	$(7,210,693)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	3,710,989	411,210	425,854
Amortization	257,556	257,556	322,649
(Gain)/Loss on disposal of fixed assets	84,484	(1,207)	252,393
Non-cash interest expense	936,910	2,386,749	432,415
Non-cash lease commission expense	3,782	3,782	3,782
Equity in loss of investee	—	735,815	252,415
Write-off of acquisition costs	—	1,807,057	—
Write-off of debt issue costs	355,000	901,846	—
Write-off of offering costs	—	184,234	—
Accrued interest expense	1,061,880	147,690	43,655
Common stock issued for services	1,602,980	9,759	73,466
Gain on sale of subsidiaries	—	(462,673)	—
Loss on investments	305,000	206,500	646,367
Stock options and warrants issued for services	9,982,009	873,941	73,110
Salaries expense paid through debt	—	—	357,878
Bad debt expense	—	—	125,755
Minority interest in net loss of subsidiary	—	—	(154,269)
Changes in operating assets and liabilities
Accounts receivable	(5,074,723)	(100,811)	(154,082)
Costs and estimated earnings in excess of billings	—	176,928	305,060
Other receivables and receivable from related party	254,335	(106,583)	(43,147)
Inventories	789,489	(64,645)	129,890
Prepaid expenses and other current assets	(700,472)	586,398	389,912
Accounts payable	3,726,178	206,076	(352,416)
Billings in excess of costs and estimated earnings	—	(22,815)	108,780
Accrued retirement payable	(905,701)	1,561,822	—
Accrued liabilities, accrued payroll and other	6,646,098	363,132	(414,599)
Net cash used in operating activities	(15,611,888)	(4,297,136)	(4,385,825)
Cash flows from investing activities
Purchase of marketable securities	(30,284,896)	—	—
Purchase of property and equipment	(5,197,654)	(214,805)	(183,988)
Proceeds from disposal of fixed assets	—	8,219	5,600
Proceeds from sale of investment	100,000	—	—
Proceeds from earn-out receivables	180,014	—	—
Increase in restricted cash	(204,908)	—	—
Proceeds from sale of subsidiary	—	1,644,547	—
Acquisition of REMC, net of cash received (Note 3)	(70,772,611)	—	—
Acquisition, of Sand Creek net of cash received (Note 12)	(1,345,378)	—	—
Payment of acquisition costs	—	(1,150,101)	(234,571)
Deposits and other assets	(188)	(14,661)	15,657
Purchase of investments	—	(805,973)	(178,049)
Net cash used in investing activities	(107,525,621)	(532,774)	(575,351)
Cash flows from financing activities
Proceeds from issuance of common stock	62,560,000	18,606,785	599,594
Payments of offering costs	(4,371,832)	(169,618)	(269,261)
Payments of financial advisory fees	(1,750,000)	—	—
Proceeds from options and warrants exercised	7,021,225	2,506,689	4,107,357
Proceeds from issuance of convertible preferred stock, net	—	8,315,000	—
Payment of dividends on preferred stock	(74,437)	(341,475)	—
Receipt of stock subscription receivable	12,255,550	—	—
Proceeds from issuance of convertible debt	57,500,000	—	—
Proceeds from long-term debt and notes payable	—	2,850,000	565,000
Payment of debt issuance costs	(4,370,878)	(991,177)	(270,982)
(Payments)/proceeds on/from line of credit, net	(499,217)	(643,388)	714,533
Payments on long-term debt and notes payable	(3,287,159)	(837,610)	(545,411)
Net cash provided by financing activities	124,983,252	29,295,206	4,900,830
Increase (decrease) in cash	1,845,743	24,465,296	(60,346)
Cash and cash equivalents, beginning of year	24,720,713	255,417	315,763
Cash and cash equivalents, end of year	26,566,456	24,720,713	255,417

(Continued on the following page)

See Notes to Consolidated Financial Statements.

RENTECH, INC.
Consolidated Statements of Cash Flows

(Continued from previous page)

For the fiscal years ended September 30, 2006, 2005 and 2004, the Company made cash interest payments as follows:

	For the Years Ended September 30,
	2006	2005	2004
Continuing operations	$625,304	$340,222	$382,974
Discontinued operations	39,036	44,765	54,641
Total cash payments for interest	$664,340	$384,987	$437,615

Excluded from the statements of cash flows were the effects of certain non-cash investing and financing activities as follows:

	For the Years Ended September 30,
	2006	2005	2004
Purchase of annual insurance financed with a note payable	$1,927,890	$587,919	$244,848
Issuance of common stock for conversion of convertible notes payable	$2,975,996	$1,128,109	$1,682,916
Beneficial conversion feature	$874,875	$—	$—
Warrants issued in conjunction with bridge loans	$—	$1,141,126	$—
Deferred financing charges for convertible promissory notes	$—	$315,685	$307,000
Warrants issued in conjunction with convertible notes	$—	$381,474	$—
Warrants issued in conjunction with preferred stock	$—	$3,513,009	$—
Issuance of common stock from conversion of preferred stock	$5,900,000	$3,100,000	$—
Acquisition costs written off that were included in accounts payable	$—	$3,540	$62,138
Deferred offering costs included in accounts payable	$—	$—	$30,019
Purchase of property and equipment financed with a note payable	$52,095	$205,869	$102,014
Issuance of common stock for option exercised using deferred compensation and retirement payable	$392,999	$—	$—
Stock options and warrants issued as acquisition costs	$—	$305,150	$—
Warrants issued in conjunction with line of credit	$—	$—	$511,962
Reclassification of line of credit to long-term debt	$—	$500,000	$—
Issuance of common stock for stock subscription receivable	$—	$12,255,550	$—
Deemed dividend related to beneficial conversion feature and warrants	$—	$9,000,000	$—
Reclassification of property and equipment to inventory	$—	$—	$100,026
Stock options issued for stand-still agreement	$—	$—	$117,235

See Notes to Consolidated Financial Statements.

RENTECH, INC.
Notes to Consolidated Financial Statements

Note 1—Description of Business

Description of Business

Rentech, Inc. (“Rentech”, “we”, or “the Company”) offers energy independence technologies utilizing domestic resources to economically produce ultra-clean synthetic fuels. We were incorporated in 1981 to develop technologies that transform under-utilized energy resources into valuable and clean alternative fuels, chemicals and power. We have developed an advanced derivative of the well-established Fischer-Tropsch, or FT, process for manufacturing diesel fuel and other fuel products. The FT process was originally developed in Germany in the 1920s. Our proprietary application of the FT process, which we refer to as the Rentech Process, efficiently converts synthetic gas, referred to as syngas, derived from coal, petroleum coke or natural gas into liquid hydrocarbon products, including ultra high-quality diesel fuel and other fuel products.

Both the Rentech Process and the fuels it produces carry unique and differentiating characteristics which we believe will facilitate economic deployment of the Rentech Process in large scale commercial projects. First, since our process is able to utilize solids such as coal as a principal feedstock, we are able to take advantage of the relative stability of coal prices compared to other hydrocarbon-based feedstocks such as natural gas. Second, because the fuels derived from our proprietary process have a long shelf life and can be manufactured using domestic resources, they effectively address national security priorities framed by foreign control of oil reserves and limited domestic refining capacity. And third, because fuel produced by the Rentech Process is a clean-burning fuel which exceeds all current and promulgated environmental rules applicable to diesel engines and requires no new distribution infrastructure, we believe there are no restrictions on immediate and widespread adoption of FT fuels.

Our business has historically focused on research and development of our FT technology and licensing it to third parties. During 2004, we decided to directly deploy our technology in select domestic projects in order to demonstrate commercial operation of the Rentech Process. We have begun to implement this strategy by purchasing Royster-Clark Nitrogen, Inc. (“RCN”), which own and operates a natural gas-fed nitrogen fertilizer production facility in East Dubuque, Illinois. We plan to convert the existing nitrogen fertilizer complex from natural gas to an integrated fertilizer and FT fuels production facility using coal gasification. We believe the acquisition will allow us to commercially deploy the Rentech Process on an accelerated basis by using the existing infrastructure and systems of the facility.

On April 26, 2006, we completed our acquisition of RCN through a subsidiary for the purchase price of $50,000,000, plus an amount equal to net working capital of RCN, which was approximately $20,000,000. We are operating the existing nitrogen fertilizer complex, which is capable of producing 830 tons per day of ammonia from natural gas under the new name Rentech Energy Midwest Corporation (“REMC”). As a result of the acquisition, our principal revenues and cost of sales are now derived from operation of the REMC facility.

We intend to continue to operate REMC’s East Dubuque facility for the production of nitrogen fertilizer products while we execute a phased conversion to a commercial scale FT fuel production facility. In Phase 1 of the conversion, we intend to add a commercially available coal gasification system that converts coal into syngas for use in fertilizer production. During Phase 1A of the conversion, we plan to add the Rentech Process to produce liquid hydrocarbon products, such as diesel and jet fuels, from the additional syngas produced from the coal gasification process. We estimate we would need approximately $810,000,000 of additional debt and equity financing to finance Phases 1 and 1A of the conversion of REMC’s nitrogen fertilizer plant (the “East Dubuque Plant”). The planned conversion of this plant to

RENTECH, INC.
Notes to Consolidated Financial Statements

Note 1—Description of Business (continued)

replace natural gas with coal as its feedstock is currently in the engineering stage and investment in new processes and related equipment that significantly enlarge the production facility is anticipated to begin within the next 12 months. We presently expect commercial operations of Phases 1 and 1A to commence by 2010.

We are also pursuing the development of other alternative fuels projects, including one in Natchez, Mississippi that we and potentially a partner or partners would construct to produce FT liquid hydrocarbon and other products using the Rentech Process (the “Natchez Project”). In April 2006, the State of Mississippi enacted a $15,000,000 state funding initiative, included in House Bill 1634, providing for site improvements at the location of the Company’s proposed Natchez Project. Such funding would be subject to the Company meeting certain financial, employment and other criteria. If the Company is successful in structuring an agreement for the land and satisfies the state funding criteria, Adams County, Mississippi will provide the Company with an improved site and port facilities necessary to meet the plant’s needs. The Company currently is conducting a feasibility study, negotiating site agreements and formalizing development plans for the Natchez Project.

In addition, we are discussing proposals with owners of energy feedstocks for the joint development of alternative fuels projects and the use of the Rentech Process under licensing arrangements. On July 17, 2006, we entered into a Joint Development Agreement with Peabody Energy Corporation (“Peabody”), for the co-development of two coal-to-liquids (“CTL”) projects, which will be located on Peabody coal reserves. The projects will convert coal into ultra-clean transportation fuels using the Company’s proprietary FT CTL process. The companies intend to utilize Peabody’s reserves in Montana and the Midwest and will evaluate a mine-mouth project model to maximize cost and transportation advantages. One project is targeted for production of 10,000 barrels per day of transportation fuels while the other is projected to produce up to 30,000 barrels per day. The final locations, production volumes, product mixes and environmental considerations, including being “carbon capture” ready for each facility, will be determined during the initial development phases of the respective projects. Under the terms of the Joint Development Agreement, Peabody and the Company will evaluate the projects in stages by determining the scope and feasibility of each project first. After successful completion of these initial stages, Peabody and the Company expect to establish a project entity and then move forward with the Front End Engineering and Design (“FEED”) phase for each facility. Initially the companies will share the costs of any third party development expenses and have equal interests in the projects. With the exception of the agreed upon sites, the Joint Development Agreement is non-exclusive and either party may develop coal-to-liquids projects at other sites.

We currently have one active license arrangement. On January 12, 2006, we entered into a Master License Agreement with DKRW-Advanced Fuels LLC (“DKRW-AF”) for the use of our coal-to-liquids technology and a related Site License Agreement with DKRW-AF’s wholly owned-subsidiary, Medicine Bow Fuels & Power, LLC, with respect to its proposed Medicine Bow Project in Medicine Bow, Wyoming. Pursuant to the Site License Agreement, we will receive license fees based on plant production capacity, payable in stages as DKRW-AF achieves certain milestones, including receiving a full funding commitment for developing and building such plant and commencing operation, subject to performance and other obligations on our part. The achievement of these milestones is expected to take several years.

RENTECH, INC.
Notes to Consolidated Financial Statements

Note 1—Description of Business (continued)

On November 15, 2006, in order to continue to focus our efforts and resources on our long-term business plan to commercialize the Company’s technology to produce clean synthetic fuels, we sold our subsidiary Petroleum Mud Logging, LLC, which provides well logging services to the oil and gas industry.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain prior period amounts have been reclassified to conform to the fiscal year 2006 presentation.

Note 2—Summary of Certain Significant Accounting Policies

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

Concentration of Credit Risk

The Company maintains a portion of its cash with a major financial institution located in the United States. These balances are insured by the Federal Deposit Insurance Corporation up to $100,000 per legal entity. Throughout the year the Company maintained balances in excess of federally insured limits. At September 30, 2006, the Company had approximately $25,852,800 in excess of FDIC insured limits. The Company has not experienced any losses in such accounts.

The company also invests a portion of its cash in investment-grade marketable securities which are subject to market fluctuations. These investments are custodied with major financial institutions and are comprised of U.S. government, agency and municipal notes and bonds, corporate bonds, asset-backed securities, commercial paper, special auction variable rate securities and other investment-grade marketable debt and equity securities.

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

On April 26, 2006, the Company’s subsidiary RDC entered into a Distribution Agreement with Royster-Clark Resources, LLC,  who has assigned the agreement to Agrium U.S.A. Inc. (“Agrium”), pursuant to which Agrium is obligated to use commercially reasonable efforts to promote the sale of, and

RENTECH, INC.
Notes to Consolidated Financial Statements

Note 2—Summary of Certain Significant Accounting Policies (continued)

to solicit and secure orders from its customers for nitrogen fertilizer products comprising anhydrous ammonia, granular urea, UAN solutions and nitric acid and related nitrogen-based products manufactured at the East Dubuque Plant and to purchase from REMC all nitrogen fertilizer products manufactured at the facility for prices to be negotiated in good faith from time to time.  For the fiscal year ended September 30, 2006, the Company’s distribution agreement with Agrium accounted for 97% of net revenues from continuing operations or 82% of net revenue from continuing and discontinued operations combined. This same distributor had an outstanding accounts receivable balance which equaled 83% of the total of accounts receivable balance from continuing operations or 65% of the total accounts receivable balance from continuing and discontinued operations. Our activity with Agrium is included in our nitrogen products manufacturing segment.

For the fiscal year ended September 30, 2005, the Company had three customers in the discontinued oil and gas field service segment which accounted for 34% (12%, 12% and 10% individually) of net revenue from continuing and discontinued operations combined. As of September 30, 2005, two customers in discontinued oil and gas field service segment had outstanding accounts receivable balances (16% and 12% individually) for a total of 28% of the total accounts receivable (including the portion of accounts receivable balance held for sale). For the fiscal year ended September 30, 2004, the Company had one customer in the discontinued oil and gas field service segment which accounted for 14% of net revenue from continuing and discontinued operations combined. As of September 30, 2004, one customer in the discontinued oil and gas field service segment had outstanding an accounts receivable balance of 14% of the total accounts receivable (including the portion of accounts receivable balance held for sale).

The Company employs certain workers that are members of the United Automobile, Aerospace and Agricultural Implement Workers of America (UAW) Local No. 1391. At September 30, 2006, approximately 73% of REMC’s employees were subject to a collective bargaining agreement. On October 17, 2006 members of the UAW Local No. 1391 ratified a six year agreement that is effective until October 17, 2012.

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

The carrying amount of convertible debt and other debt outstanding also approximates their fair value as of September 30, 2006 and 2005 because interest rates on these instruments approximate the interest rate on debt with similar terms available to the Company.

RENTECH, INC.
Notes to Consolidated Financial Statements

Note 2—Summary of Certain Significant Accounting Policies (continued)

Cash and Cash Equivalents

The Company considers highly liquid investments purchased with original maturities of three months or less, money market accounts and deposits in financial institutions  (including deposits made pursuant to the Company’s Revolving Credit Facility that are in excess of aggregate borrowings) that bear minimal risk to be cash equivalents. Cash equivalents are recorded at cost, which approximates fair value.

Restricted Cash

Restricted cash is comprised of cash that has been pledged as collateral on an outstanding letter of credit that is being used to lease office space.

Marketable Securities

The Company classifies its marketable securities as available for sale. These investments are comprised of U.S. government, agency and municipal notes and bonds, corporate bonds, asset-backed securities, commercial paper, special auction variable rate securities and other investment-grade marketable debt securities. Even though a portion of these securities may have stated maturities beyond one year, they are classified as short-term because it is the Company’s intent to have these investments readily available for current operations. The Company reports its marketable securities at fair value with the unrealized gains and losses reported in other comprehensive income and excluded from earnings. The specific identification method is used to determine the cost of notes and bonds disposed of. The Company recognizes an impairment charge when there is a decline in the fair value of its investments, below the cost basis, which is judged to be other-than-temporary.  For the fiscal year ended September 30, 2006 the aggregate fair value of the marketable securities was $30,282,602 and the related accumulated unrealized losses, reported in other comprehensive loss, totaled $2,294.

Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. The Company reviews its allowance for doubtful accounts quarterly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Inventories

Inventories are stated at the lower of cost or estimated net realizable value. The cost of inventories is determined using the first-in first-out method. The Company performs a quarterly analysis of its inventory balances to determine if the carrying amount of inventories exceeds their net realizable value. The analysis of estimated net realizable value is based on customer orders, market trends and historical pricing. If the carrying amount exceeds the estimated net realizable value, the carrying amount is reduced to the estimated net realizable value. Inventories are periodically reviewed to determine a reserve for obsolete, deteriorated, excess or slow moving items; as of September 30, 2006 no such inventory reserve was necessary.

RENTECH, INC.
Notes to Consolidated Financial Statements

Note 2—Summary of Certain Significant Accounting Policies (continued)

The Company allocates fixed production overhead costs based on the normal capacity of its production facilities and unallocated overhead costs are recognized as expense in the period incurred.

Assets Held for Sale

For the fiscal year ended September 30, 2006 the Company deemed its subsidiary Petroleum Mud Logging, LLC (PML) to be a discontinued operation, and PML’s results of operations were segregated from continuing operations for all years presented. In addition, the PML assets and liabilities were segregated as current and non-current held for sale assets and liabilities on our balance sheet  for all years presented. On March 8, 2005, the Company sold all of its interest in OKON, Inc., and on August 1, 2005 the Company disposed of its remaining interest in REN Holding Corporation (RHC). The Company considered these two entities to be discontinued operations for the fiscal year ended September 30, 2005, and their results of operations were segregated from continuing operations for all years presented. Since the Company had completed its sale of these two entities before September 30, 2005, these entities’ assets and liabilities are not shown on our balance sheets as of September 30, 2006 and 2005 (Note 4).

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization expense are computed using the straight-line method over the estimated useful lives of the assets, as follows:

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

We are in the initial stages of converting the existing nitrogen fertilizer plant from natural gas to an integrated fertilizer and FT fuels production facility using coal gasification and are capitalizing those costs. As of September 30, 2006, construction in progress totaled $3,916,337, which included $29,278 of capitalized interest costs.

RENTECH, INC.
Notes to Consolidated Financial Statements

Note 2—Summary of Certain Significant Accounting Policies (continued)

Spare Parts

Spare parts are maintained by REMC to reduce the length of possible interruptions in plant operations from an infrastructure breakdown. The spare parts may be held for use for many years before the spare parts are used. As a result, they are capitalized as fixed asset at cost and are depreciated on straight line basis over on the useful life of the related equipment until the spare parts are utilized (i.e., installed in the plant). When spare parts are utilized, the net book values of the assets are charged to earnings. Periodically, the spare parts are evaluated for obsolescence and impairment and if the value of the spare parts is impaired it is charged against earnings.

Licensed Technology

Licensed technology represents costs incurred by the Company primarily for the retrofit of a plant used for the purpose of demonstrating the Company’s proprietary technology to prospective licensees, which it licenses to third parties under various fee arrangements. The Company originally capitalized $3,431,148, which was comprised of $2,655,846 of retrofitting costs and $775,302 in costs related to a three week demonstration run at the plant. These capitalized costs are carried at the lower of amortized cost or net realizable value and are being amortized using the straight-line method over fifteen years.

Investment in an Advanced Technology Company

The Company had an investment in an advanced technology company as of September 30, 2005 (Note 8). The investment was stated at the estimated net realizable value, was evaluated periodically for impairment and was carried at the lower of cost or estimated net realizable value. In March of 2006, the company sold all of its shares of its investment in the advanced technology company.

Technology Rights

Technology rights are recorded at cost and are being amortized using the straight-line method over a ten-year estimated life. The technology rights represent certain rights and interests in Rentech’s licensed technology that were repurchased by Rentech in November 1997 from a company for consideration consisting of 200,000 shares of common stock and 200,000 warrants, which were valued at $287,746.

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

RENTECH, INC.
Notes to Consolidated Financial Statements

Note 2—Summary of Certain Significant Accounting Policies (continued)

Accrued Liabilities

The Company accrues significant expenses that occur during the year in order to match expenses to the appropriate period. These include audit and legal fees, prepaid sales, as well as payroll expenses such as bonuses and vacation among other expenses. As of September 30, 2006, the largest component of our accrued liabilities balance of $6,149,065 was $4,440,327 of prepaid sales associated with our nitrogen products manufacturing segment.

Investment in Sand Creek

The Company had a 50% investment in Sand Creek Energy, LLC as of September 30, 2005 (Note 12), which was accounted for using the equity method of accounting. Under such method, the Company’s proportionate share of net income (loss) was included as a separate item in the statement of operations. On October 7, 2005, Rentech Development Corporation purchased the remaining 50% ownership interest in Sand Creek Energy, LLC for a purchase price of $1,400,000.

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

Service revenues from oil and gas field services are recognized based upon services provided during each month. Revenues are based upon the number of days worked on a well multiplied by the agreed upon daily rate. For jobs that are completed within the same month, revenue is recognized in that month. For jobs that take place over two or more months, revenue is recognized based on the number of days worked in that month.

Product sales revenues from our nitrogen products manufacturing segment are recognized when products are shipped and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. Periodically, the Company receives pre-payments for products which will be shipped at a specified time in the future. These prepaid sales are included as a component of accrued liabilities.

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

RENTECH, INC.
Notes to Consolidated Financial Statements

Note 2—Summary of Certain Significant Accounting Policies (continued)

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

Project managers make significant assumptions concerning cost estimates for labor hours, consultant hours and other project costs. Due to the uncertainties inherent in the estimation process, and the potential changes in customer needs as projects progress, it is at least reasonably possible that completion costs for some uncompleted projects may be further revised in the near-term and that such revisions could be material. We had no uncompleted contracts as of September 30, 2006 and 2005.

Cost of Sales

Cost of sales are primarily related to manufacturing costs related to the Company’s nitrogen fertilizer products, oil and gas field services and technical services. Cost of sales expenses include: direct materials, direct labor, indirect labor, employee fringe benefits and other miscellaneous costs, as well as for shipping and handling charges incurred to move products to the Company’s customers.

General and Administrative Expenses

General and administrative expenses include salaries and fringe benefits, travel, consulting, occupancy, legal, public relations and other costs incurred in each operating segment.

Stock Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision to Statement of Financial Accounting Standards 123, “Share-Based Payment” (“SFAS 123(R)”). The revision requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees and directors. SFAS 123(R) eliminates the alternative method of accounting for employee share-based payments previously available under Accounting Principles Board Opinion No. 25 (“APB 25”). In April 2005, the FASB delayed the effective date of SFAS 123(R) to fiscal years beginning after June 15, 2005. Effective October 1, 2005, the Company adopted the provisions of SFAS 123(R) using the modified-prospective transition method. Under this transition method, stock-based compensation expense for the year ended September 30, 2006 includes compensation expense for all stock-based compensation awards granted subsequent to September 30, 2005 based on grant-date fair value estimated

RENTECH, INC.
Notes to Consolidated Financial Statements

Note 2—Summary of Certain Significant Accounting Policies (continued)

in accordance with the provisions of SFAS 123(R). Refer to footnote 15 in the Notes to Condensed Consolidated Financial Statements.

Advertising Costs

The Company recognizes advertising expense when incurred. Advertising expense was approximately $5,110, $3,050 and $16,450 for the fiscal years ended September 30, 2006, 2005 and 2004.

Research and Development Expenses

Research and development expenses include direct materials, direct labor, indirect labor, fringe benefits and other miscellaneous costs incurred to develop and refine certain technologies employed in the respective operating segment. These costs are expensed as incurred.

In addition to the research and development expenses noted above, the Company has commenced construction of equipment and plans to build and operate, what the Company believes to be, the United States’ first fully integrated Fischer-Tropsch, coal-to-liquids (CTL) Product Development Unit (PDU) facility at the Sand Creek Energy site. This plant will produce ultra-clean diesel and aviation fuels and naphtha from various domestic coals, petroleum coke and biomass feedstocks on a demonstration scale, utilizing coal gasification technology. With the PDU in operation, the Company will be able to define and develop operating parameters of diverse hydrocarbon feedstocks under varying conditions. Since the PDU will not be producing diesel fuel on a commercial scale, and the fuel will not initially be sold at a profit, the Company is expensing the costs associated with PDU to research and development expense. For the fiscal years ended September 30, 2006 and 2005, the Company incurred research and development expenses of $10,127,423 and $116,974, respectively, related to the PDU project.

Income Taxes

The Company accounts for income taxes under the liability method, which requires an entity to recognize deferred tax assets and liabilities. Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. An income tax valuation allowance has been established to reduce the Company’s deferred tax asset to the amount that is expected to be realized in the future.

Comprehensive Loss

Comprehensive loss is comprised of net loss and all changes to the consolidated statement of stockholders’ equity except those changes made due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive loss consists of two components: net loss and other comprehensive loss. For the fiscal year ended September 30, 2006, the Company’s other comprehensive loss consisted of an unrealized loss of $2,294 resulting from adjusting the valuation of its marketable securities to fair market value. There were no other comprehensive loss items for the fiscal years ended September 30, 2005 and 2004. For the fiscal years ended September 30, 2006, 2005, and 2004, the Company had comprehensive losses of $38,649,976, $14,358,897 and $7,210,693, respectively.

RENTECH, INC.
Notes to Consolidated Financial Statements

Note 2—Summary of Certain Significant Accounting Policies (continued)

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

For the years ended September 30, 2006, 2005, and 2004, stock options for a total of 4,369,500, 4,661,000 and 3,131,500 shares, stock warrants for a total of 11,159,204, 12,111,952 and 3,875,602, restricted stock units for a total of 1,607,000, 0 and 0 shares, total convertible debt which is convertible into 14,665,996, 3,526,356 and 4,185,137 shares, and total Series A convertible preferred stock which is convertible into a maximum number of shares of common stock of 0, 7,375,000 and 0 were excluded in the computation of diluted loss per share because their effect was anti-dilutive.

Recent Accounting Pronouncements

In March 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The effective date of this interpretation is the first fiscal year that begins after December 15, 2006. Management is currently evaluating the impact FIN 48 will have on the Company’s financial statements. In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “ Fair Value Measurements ” (SFAS No. 157). This standard clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Management does not expect SFAS No. 157 to have a material impact on the Company’s financial condition or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS No. 158). This standard requires employers to recognize the underfunded or overfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. Additionally, SFAS No. 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position. The new reporting requirements and related new footnote disclosure rules of SFAS No. 158 are effective for fiscal years ending after December 15, 2006. The new measurement date requirement applies for fiscal years ending after December 15, 2008. Management does not expect SFAS No.158 to have a material impact on the Company’s financial condition or results of operations.

RENTECH, INC.
Notes to Consolidated Financial Statements

Note 2—Summary of Certain Significant Accounting Policies (continued)

In September 2006, the SEC issued SAB No. 108 regarding the process of quantifying financial statement misstatements. SAB No. 108 states that registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement. The interpretations in SAB No. 108 contain guidance on correcting errors under the dual approach as well as provide transition guidance for correcting errors. This interpretation does not change the requirements within SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB No. 20 and Financial Accounting Standards Board (“FASB”) Statement No. 3,” for the correction of an error on financial statements. SAB No. 108 is effective for annual financial statements covering the first fiscal years ending after November 15, 2006. We will be required to adopt this interpretation by September 30, 2007. We are currently evaluating the requirements of SAB No. 108 and the impact this interpretation may have on our financial statements.

Note 3—Business Acquisition

On April 26, 2006, the Company acquired all of the issued and outstanding common shares of Royster-Clark Nitrogen, Inc. (“RCN”) for a purchase price of $70,773,184, consisting of $70,218,397 in cash consideration, $554,787 of capitalized costs directly related to the acquisition and $1,787,931 of current liabilities assumed. RCN manufactures nitrogen-based fertilizers. The acquisition was accounted for under the purchase method of accounting. All assets and liabilities of RCN were recorded based on their estimated fair values as follows:

Royster-Clark Nitrogen, Inc. net assets acquired:

Current assets, including $573 in cash	$16,348,473
Property, plant and equipment	54,509,574
Other assets	1,703,068
Current liabilities	(1,787,931)
$70,773,184

Subsequent to the acquisition, Royster-Clark Nitrogen, Inc. changed its name to Rentech Energy Midwest Corp. (“REMC”). The results of REMC’s operations have been included in the consolidated financial statements commencing from the acquisition date. The unaudited pro forma effect of the acquisition on the combined results of operations as if the acquisition had been completed on October 1, 2005, 2004 and 2003 is as follows:

	For the Years Ended September 30,
	2006	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)
Total revenue	$111,938,837	$120,124,293	$107,789,522
Net income (loss) from continuing operations	$(53,042,978)	$(5,635,893)	$(2,378,085)
Net income (loss)	$(47,247,503)	$(4,379,870)	$(2,501,462)
Basic and diluted income(loss) per common share	$(0.372)	$(0.161)	$(0.029)

RENTECH, INC.
Notes to Consolidated Financial Statements

Note 3—Business Acquisition (continued)

The unaudited pro forma financial information includes adjustments to eliminate certain items. Total fertilizer product sales margins have been adjusted to reflect the price at which RCN’s products were sold to third party customers and represent the pricing that Rentech would expect to have received for the products sold from the plant during the time periods designated. Additional adjustments were made to the estimated total cost of sales and marketing that Rentech would have paid to Royster-Clark under its Distribution Agreement related to the marketing and distribution of nitrogen fertilizer products from the plant.

Had the transaction closed on October 1, 2005, 2004 and 2003, Rentech would have paid certain amounts in interest related to issuances of convertible debentures. Accordingly, Rentech would not have incurred any of the interest expense paid by RCN during the respective fiscal periods. In addition, Rentech would have incurred certain amounts of depreciation expenses for each of the fiscal periods related to the manufacturing machinery and equipment acquired. Reductions have been reflected to adjust total depreciation expense incurred by RCN, and Rentech’s depreciation expense has been applied to the same periods to reflect what the company would have incurred in consolidation. Finally, per Rentech’s accounting policy, turnaround expenses were removed from RCN’s results for the respective fiscal periods.

The unaudited pro forma financial information is presented for informational purposes only and is not indicative of what the actual consolidated results of operations might have been had the acquisition occurred on October 1, 2005, 2004 and 2003. The Company’s business has historically focused on research and development of its FT technology, and licensing it to third parties. During 2004, the Company decided to directly deploy its technology in select domestic projects in order to demonstrate commercial operation of the Rentech Process. The Company has begun to implement this strategy by purchasing RCN, which owns an operating natural gas-fed nitrogen fertilizer facility in East Dubuque, Illinois. The Company plans to convert the existing nitrogen fertilizer plant from natural gas to an integrated fertilizer and Fischer-Tropsch fuels production facility using coal gasification. The Company believes the acquisition will allow it to commercially deploy the Rentech Process on an accelerated basis by using the existing infrastructure and systems of the facility.

Note 4—Discontinued Operations

OKON, Inc.

On March 8, 2005, Rentech entered into a Stock Purchase Agreement with Zinsser Co., Inc. for the sale by Rentech of all of its interest in the stock of OKON, Inc. By the terms of the agreement, Rentech sold 100% of the issued and outstanding stock of its wholly-owned subsidiary, OKON, Inc. to Zinsser Co., Inc. at the closing of the sale on March 8, 2005. Rentech was paid $1.7 million at the closing. In addition, Rentech is to be paid an additional $300,000 in monthly payments at the rate of seven percent of gross sales, less returns, of products sold in the future that are based on formulations and product technologies that OKON owned at the time of sale. As of September 30, 2006, we have collected $236,232 of this amount and have recorded $63,768 of the remaining receivable in current assets as other receivables. We expect to collect the remainder of this within one year from September 30, 2006. The terms of the agreement provide that Rentech will indemnify Zinsser Co., Inc. against any unknown environmental liabilities incurred up to the date of sale as well as for product liability claims in excess of $22,650 for specifically identified potential claims, per the terms of the Stock Purchase Agreement. During the fourth quarter of fiscal 2005, Rentech accrued $75,000 for potential product liability claims that would

RENTECH, INC.
Notes to Consolidated Financial Statements

Note 4—Discontinued Operations (continued)

be owed to Zinsser for product liability claims that occurred prior to the sale date but were not quantified until after the sale date. The $75,000 is recorded as a separate component of loss from discontinued operations for the year ended September 30, 2005.

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

The net sales price is set forth as follows:

Sales price	$2,000,000
Less transaction costs(1)	(135,000)
Net sales price to Rentech, Inc., after transaction costs	$1,865,000
Consisting of:
Cash(2)	$1,700,000
Accrued liabilities(1)	(135,000)
Earn-Out receivable(2)	300,000
Net sales price to Rentech, Inc., after transaction costs	$1,865,000
Other transaction costs, noncash
Extension of employee options(3)	$73,919
20,000 options issued to employees(4)	$20,503
Book value of Rentech’s ownership in OKON, Inc.	$1,071,334
Rentech’s gain on sale of OKON, Inc.	$699,244

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

Note 4—Discontinued Operations (continued)

The assets and liabilities of OKON, Inc. as of March 8, 2005, immediately prior to sale, were as follows:

As of March 8, 2005
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

Effective with the second quarter of fiscal year 2005, this business has been reflected as a discontinued operation in the consolidated statements of operations. All prior period results have been reclassified to reflect this presentation. There were no assets or liabilities attributable to this business at September 30, 2006 and 2005. Operating results of the discontinued operations from OKON, Inc. are as follows:

	For the Years Ended September 30,
	2006	2005	2004
Revenue	$—	$846,141	$2,265,567
Net loss from discontinued operations	$—	$(89,821)	$(109,832)
Loss due to product liability accrual	—	(75,000)	—
Net loss from discontinued operations	$—	$(164,821)	$(109,832)

RENTECH, INC.
Notes to Consolidated Financial Statements

Note 4—Discontinued Operations (continued)

REN Corporation

In the second quarter of fiscal year 2005, the Company’s board of directors decided to dispose of Rentech’s 56% ownership in REN Corporation. Effective August 1, 2005, the Company sold its 56% ownership interest in REN Corporation. The purchasing entity was REN Holding Corporation (RHC), an Oklahoma corporation, consisting of a management group previously involved in REN. The sales price of the transaction was $1,175,000, payable in the form of earn-out payments based on RHC’s qualified cash receipts. These qualified cash receipts are intended to include payments for sales and services received by REN from its customers. Not included as qualified cash receipts are any cash proceeds from loans, investments or collection of accounts receivable in existence as of June 30, 2005 and other non-operating revenues. The earn-out will be paid based on 5% of REN Corporation’s qualified cash receipts up to the first $2,500,000 per year and at a rate of 10% of qualified cash receipts in excess of $2,500,000 per year. The earn-out payment will continue indefinitely until Rentech collects the $1,175,000. As of September 30, 2006, the Company has collected $128,154 of this amount and has recorded $46,846 of the remaining receivable in current assets as other receivables. In addition, the Company recorded a reserve of $1,000,000 against the total earn-out receivable due to uncertainty surrounding the estimation of collections. The Company incurred closing costs of $6,304 on the sale. Pursuant to the terms of the agreement, the buyer is responsible for all contingent liabilities that now exist or might be incurred after the date of disposal.

The net sales price is set forth as follows:

Sales price	$1,175,000
Less transaction costs	$(6,304)
Net sales price to Rentech, Inc., after transaction costs	$1,168,696
Consisting of:
Earn-Out receivable	$1,175,000
Legal fees	$(6,304)
Net sales price to Rentech, Inc., after transaction costs	$1,168,696
Less reserve on Earn-Out	$(1,000,000)
Net sales price after transaction costs and reserve	$168,696
Book value of Rentech’s ownership in REN Corporation	$405,267
Rentech’s loss on sale of REN Corporation (prior to taxes of $6,172)	$(236,571)

RENTECH, INC.
Notes to Consolidated Financial Statements

Note 4—Discontinued Operations (continued)

The assets and liabilities of REN Corporation as of August 1, 2005, immediately prior to sale, were as follows:

As of August 1, 2005
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

Effective with the second quarter of fiscal year 2005, this business has been reflected as a discontinued operation in the consolidated statements of operations. All prior period results have been reclassified to reflect this presentation. There were no assets or liabilities attributable to this business at September 30, 2006 and 2005. Operating results of the discontinued operations from REN Corporation are as follows:

	For the Years Ended September 30,
	2006	2005	2004
Revenue	$—	$364,190	$801,270
Net loss	$—	$(281,304)	$(608,303)

Petroleum Mud Logging, LLC

The Company committed to a plan to sell Petroleum Mud Logging, LLC (“PML”) which is a wholly owned subsidiary of Rentech and represents our oil and gas field services segment. Effective with the fourth quarter of fiscal year 2006, this business has been shown as a discontinued operation in the consolidated statements of operations. All prior period results have been reclassified to reflect this presentation. The assets and liabilities components attributable to this business as of September 30, 2006 and 2005 are shown on the consolidated balance sheets as current and non current held for sale assets and liabilities.

RENTECH, INC.
Notes to Consolidated Financial Statements

Note 4—Discontinued Operations (continued)

The assets and liabilities of PML that were held for sale are as follows:

	As of September 30,
	2006	2005
Accounts receivable, net	$1,452,933	$983,786
Other receivables	42,675	8,610
Prepaid expenses	28,055	6,947
Total current assets held for sale	$1,523,663	$999,343
Property and equipment, net	1,502,003	1,461,014
Goodwill, net	166,713	166,713
Deposits and other assets	11,322	5,723
Total assets held for sale	$3,203,701	$2,632,793
Accounts payable	$63,887	$32,267
Accrued payroll and benefits	323,386	235,264
Accrued liabilities	47,134	112,911
Line of credit payable	—	499,218
Current portion of long-term debt	71,351	70,352
Total current liabilities held for sale	$505,758	$950,012
Long-term debt, net of current portion	118,359	147,326
Total liabilities held for sale	$624,117	$1,097,338

The components of revenue, cost of sales operating expense attributable to this business as of September 30, 2006, 2005 and 2004 are not shown on the consolidated statement of earnings for these periods. Operating results of the discontinued operations from Petroleum Mud Logging, LLC are as follows:

	For the Years Ended September 30,
	2006	2005	2004
Revenue	$8,291,649	$6,596,798	$4,721,788
Net income	$1,264,161	$1,245,647	$594,758

On November 15, 2006, Rentech entered into an Equity Purchase Agreement (“Purchase Agreement”) with PML Exploration Services, LLC, a Delaware limited liability company (“PML Exploration”), pursuant to which Rentech sold all of the equity securities of Petroleum Mud Logging, LLC, a Colorado limited liability company (formerly Petroleum Mud Logging, Inc., “PML”) to PML Exploration. PML Exploration paid approximately $5.4 million in cash to Rentech for PML. The Purchase Agreement contained customary representations and warranties of Rentech relating to PML, and provisions relating to the indemnification of PML Exploration by Rentech for breaches of such representations and warranties.

PML, a provider of well logging services to the oil and gas industry was not part of Rentech’s core business or its strategic focus. The sale of PML completes Rentech’s divestiture of its non-core subsidiaries, as the Company focuses its efforts and resources on its long-term business plan to commercialize Rentech’s Fischer-Tropsch technology. The sale of PML’s net assets excluded approximately $500,000 of cash on hand which was retained by Rentech at the close of the transaction.

RENTECH, INC.
Notes to Consolidated Financial Statements

Note 4—Discontinued Operations (continued)

Also excluded was an intercompany receivable from Rentech of approximately $1,683,000 which was forgiven by PML. In connection with the closing of the transaction, Rentech incurred $100,000 as one-time incentive payments for executive incentives, as well as approximately $49,000 in legal fees.

The approximate net sales price and the gain on its sale of PML is shown as follows:

Sales price	$5,398,000
Less transaction costs	(49,000)
Net sales price to Rentech, Inc., after transaction costs	$5,349,000
Book value of Rentech’s ownership in PML	2,628,000
Rentech’s gain on sale of PML	$2,721,000

Note 5—Inventories

Inventories consisted of the following:

	As of September 30,
	2006	2005
Finished goods	$12,993,995	$—
Raw materials	1,848,806	—
	$14,842,801	$—

Note 6—Property and Equipment

Property and equipment consisted of the following:

	As of September 30,
	2006	2005
Land	$1,829,705	$139,000
Buildings	6,670,071	1,290,713
Machinery and equipment	52,232,558	850,821
Construction in progress	3,916,337	—
Office furniture and equipment	606,966	263,217
Computer equipment & computer software	573,139	385,779
Vehicles	23,784	23,784
Leasehold improvements	405,461	373,970
	66,258,021	3,327,284
Less accumulated depreciation and amortization	(4,853,133)	(1,393,810)
	$61,404,888	$1,933,474
Property and equipment held for sale	$2,567,758	$2,271,508
Less accumulated depreciation on property and equipment held for sale	(1,065,755)	(810,494)
	$1,502,003	$1,461,014

RENTECH, INC.
Notes to Consolidated Financial Statements

Note 7—Goodwill and Other Intangibles

Based upon our application of SFAS No. 142, the Company evaluated the useful lives of its existing identifiable intangible assets and determined that the existing useful lives are appropriate. Goodwill and intangible assets are tested annually and whenever events and circumstances occur indicating that they might be impaired. As of September 30, 2006 and 2005, the Company completed its annual impairment test and determined that goodwill was not impaired.

The Company recorded $257,556 and $257,556 in amortization expense during the years ended September 30, 2006 and 2005, and estimates expense of approximately $258,000, $210,000, and $0 in each of the fiscal years ending September 30, 2007, 2008, and 2009 related to identifiable intangibles with a finite life.

The following table summarizes the activity in the net book value of goodwill for the periods indicated:

	For the Years Ended September 30,
	2006	2005
Paints—Discontinued operations
Beginning balance	$—	$839,841
Additions	—	—
Deletions for sold subsidiary	—	(839,841)
Amortization	—	—
	$—	$—
Oil and gas field services—Discontinued operations
Beginning balance	$166,713	$166,713
Additions	—	—
Amortization	—	—
	$166,713	$166,713

The following table summarizes the activity of intangible assets subject to amortization:

	For the Years Ended September 30,
	2006	2005
Licensed technology and technology rights
Gross carrying amount	$3,718,895	$3,718,895
Accumulated amortization	(3,251,623)	(2,994,067)
	$467,272	$724,827

Note 8—Investment in Advanced Technology Company

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

RENTECH, INC.
Notes to Consolidated Financial Statements

Note 8—Investment in Advanced Technology Company (continued)

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

As of September 30, 2004, the Company completed an assessment of the value of its minority ownership interests in GSE and IPS based upon currently available information. No additional equity transactions had occurred since the prior calculation was completed. The existing debt of GSE is convertible, but it is not expected to convert at less than the value of the most recent equity transaction. As a result of the significant difference between previously projected revenues and cash flow for fiscal 2004 and projections at the time, as well as the revised projections for fiscal 2005, management concluded that the premium added to the value of the stock was impaired. Therefore, we reduced our valuation of our GSE shares to value of the most recent equity transaction, or $611,500. Due to the fact that at that time IPS had only sufficient cash to sustain itself through December 2004 and that it had not yet reached the point of signing a memorandum of understanding or a letter of intent with any potential new partners, management concluded that Rentech’s investment in IPS was impaired. As there were no definitive agreements that would lead us to believe that IPS would continue its operations into 2005, we concluded that the investment was fully impaired and we wrote our investment down to $0. As a result of that assessment, the Company recorded an impairment of investment of $588,500 in fiscal 2004 and the investment in the two Advanced Technology Companies was recorded at the estimated net realizable value of $611,500.

As of September 30, 2005, the Company completed another assessment of the value of its minority ownership interest in GSE based upon currently available information. No additional equity transactions had occurred since the prior calculation was completed. The parent company of GSE, Unisource, announced plans to sell their interest in GSE during 2005. We used the anticipated sales price of the majority shares of GSE to value our minority shares. As a result of an anticipated sales price that lowered the estimated per share value of our minority shares, management concluded that our investment was further impaired. Therefore, we reduced our valuation of our GSE shares to a value determined by the anticipated sales price of GSE, or $405,000. In March 2006, the Company reached an agreement with Unisource and exchanged all of its 410,400 shares of GSE for $100,000. As a result of that transaction, the Company recognized a loss on disposal of its investment in GSE of $305,000.

Note 9—Debt

On September 27, 2002, the Company entered into a $500,000 line of credit agreement with the Bank of Denver. The line of credit was due on demand. On March 4, 2004, the Company and the Bank of Denver signed a change in terms agreement converting the line of credit to an installment loan under which the maturity date of the line was extended from March 1, 2004 to September 1, 2007, at which time all unpaid principal and interest was due. The line of credit accrued interest at the Bank of Denver Base Rate plus 0.5%, and was payable monthly through October 1, 2004, at which time the line of credit

RENTECH, INC.
Notes to Consolidated Financial Statements

Note 9—Debt (continued)

converted to an installment loan which bore interest at the same rate. The remaining balance was amortized over 36 months beginning October 1, 2004. The installment loan was collateralized by all inventory, accounts receivable and equipment of Rentech. In addition, the installment loan was secured by a second mortgage against the building in which our research and development laboratory is housed as well as 1,308,500 shares of the Company’s common stock consisting of shares owned by four officers of the Company. As of September 30, 2005, the installment loan was accruing interest at 8.5% and the balance was $349,430. On October 6, 2005, the Company paid $352,187 to pay off the remaining principal and accrued interest due on this note.

Under date of November 19, 2004, the Company issued three unsecured promissory notes for loans totaling $850,000. The Company paid $61,528 in debt issuance costs related to the promissory notes. The promissory notes matured on November 18, 2005, and bore annual interest between 8.5% and 10.0% with principal and interest payable upon maturity. In connection with the promissory notes, the Company issued stock purchase warrants for the purchase of 745,613 shares of common stock and entered into Registration Rights Agreements providing for the registration of the shares of common stock underlying the warrants. The warrants have an exercise price of $1.14 per share of common stock, and are exercisable until November 18, 2007. The warrants were valued using the Black-Scholes option-pricing model, which resulted in debt issuance charges of $288,154. On February 17, 2005, Rentech was in default of these promissory notes because we did not complete the acquisition of Royster-Clark Nitrogen on the date specified in the promissory notes. As a result of the default on the loan, the Company issued additional warrants to the investors on the same terms as the original warrants for the purchase of 186,404 additional shares of its common stock at $1.14 per share. The warrants were valued using the Black-Scholes option-pricing model, which resulted in a charge to interest expense of $229,528. The Company paid a placement agent $42,500 for its services related to these promissory notes, which was recorded as debt issuance costs. In addition, the Company issued the placement agent 37,280 warrants to purchase the common stock of the Company. The warrants are exercisable at $1.14 per share, and were valued using the Black-Scholes option-pricing model, which resulted in debt issuance costs of $14,407. In November 2005, the Company paid a total of $923,679, including principal and accrued interest, to pay off all of these promissory notes.

On May 1, 2006, the Company entered into an unsecured short-term note payable, to finance insurance premiums, totaling $1,284,186. The note payable matures on March 1, 2007 and bears interest at 6.74% with monthly payments of principal and interest. On September 19, 2006, the Company paid a total of $785,771, including principal and accrued interest, to pay off this note.

RENTECH, INC.
Notes to Consolidated Financial Statements

Note 9—Debt (continued)

Long-term debt consists of the following:

	As of September 30,
	2006	2005
Mortgage dated February 8, 1999; monthly principal and interest payments of $7,067 with interest of 6.5% unpaid principal and accrued interest due March 1, 2029; collateralized by land and building	$992,980	$1,011,839
Installment loan; monthly principal and interest payments of $15,286 with interest of 8.5%, unpaid principal and interest maturing October 2007; collateralized by 2nd deed of trust at property on E. 37th Ave. in Denver, Colorado	—	349,430
Total long-term debt	992,980	1,361,269
Less current maturities	(19,952)	(184,621)
Long-term debt	$973,028	$1,176,648
Long-term debt held for sale(1)	$189,710	$217,679
Less current maturities held for sale	(71,351)	(70,353)
	$118,359	$147,326

(1)          Various promissory notes; monthly principal and interest payments of $7,783 and $6,949 at September 30, 2006 and 2005, respectively, with interest of 0% to 9.6%, unpaid principal and interest maturing from August 2006 through August 2010; collateralized by certain fixed assets of the Company. These liabilities were either settled or assumed in connection with the sale of PML that occurred subsequent to our fiscal year ended September 30, 2006.

Future maturities of long-term debt, related to the Company’s continuing operations and discontinued operations, are as follows:

Year Ending September 30,	Continuing Operations	Discontinued Operations(1)
2007	$19,952	$71,351
2008	21,127	57,254
2009	22,742	42,798
2010	24,287	18,307
2011	25,937	—
Thereafter	878,935	—
	$992,980	$189,710

(1)          The underlying obligations related to the future maturities of long term debt were either settled or assumed by the purchaser in connection with our sale of PML that occurred subsequent to our fiscal year ended September 30, 2006.

Note 10—Convertible Debt

On February 25, 2002, the Company issued four long-term convertible notes totaling $2,250,000 to existing stockholders of the Company, which accrued interest at 8.5% and were due in full on

RENTECH, INC.
Notes to Consolidated Financial Statements

Note 10—Convertible Debt (continued)

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

On August 28, 2003, the Company entered into two convertible notes totaling $865,000 with existing stockholders of the Company. Funds of $550,000 were received in fiscal 2003, and $315,000 was received in fiscal 2004. The notes bore interest at 10% and matured on August 28, 2006, with all unpaid principal and interest due at that time. Interest-only payments were due on the first day of each month. The Company recorded $10,133 in debt issuance costs related to these notes, including $1,650 in the year ended September 30, 2004. The market price of the Company’s common stock was greater than the conversion rate included in the notes. As a result, the Company recorded $431,333 in deferred financing charges related to these notes, including $187,000 in the year ended September 30, 2004. The deferred financing charges were amortized over the life of the notes. The notes were convertible at any time in whole or in part into registered common stock of the Company at a conversion rate of $0.45 per share. The balance of these convertible notes at September 30, 2005 was $865,000, which was shown net of unamortized deferred financing charges of $135,594 on the balance sheet for a total of $729,406. On January 3, 2006, one of these notes totaling $250,000 was converted into 555,556 shares of the Company’s common stock at a conversion price of $0.45. On July 11, 2006, the balance of the remaining $615,000 note was converted into 1,366,667 shares of the Company’s common stock at a conversion price of $0.45.

On November 19, 2004, the Company issued two unsecured promissory notes to an existing stockholder totaling $1,000,000. In connection with the promissory notes, the Company issued stock purchase warrants for the purchase of 877,192 shares of common stock and entered into Registration Rights Agreements providing for the registration of the shares of common stock underlying the warrants. The promissory notes matured November 18, 2005, and bore interest at 8.5% with principal and interest payable upon maturity. The warrants have an exercise price of $1.14 per share of common stock, and are exercisable until November 18, 2007. The warrants were valued using the Black-Scholes option-pricing model, which resulted in debt issuance charges of $339,005. On February 17, 2005, the Company was in default of these promissory notes as it failed to complete the acquisition of Royster-Clark Nitrogen, Inc. on the date specified in the promissory notes. As a result of the default on the loan, Rentech issued additional warrants to the investor on the same terms as the original warrants for the purchase of 219,298 additional shares of its common stock at $1.14 per share, and has allowed for the conversion of the unpaid balances of the notes into common stock. The conversion rate is determined by dividing the balance of principal and interest due on the notes as of the date of a written conversion notice by 90% of the average closing price

RENTECH, INC.
Notes to Consolidated Financial Statements

Note 10—Convertible Debt (continued)

of the Company’s common stock over the ten trading days immediately prior to the date the written notice is received by Rentech, provided the conversion price will be no less than $1.14 per share. The warrants were valued using the Black-Scholes option-pricing model, which resulted in a charge to interest expense of $270,034. As of September 30, 2005 the balance of the promissory notes, including principal and interest, was $1,067,301, which was shown net of unamortized debt issuance costs of $46,439 on the balance sheet for a total of $1,020,862. On October 27, 2005, the two promissory notes were converted into 493,332 shares of Rentech common stock at a conversion price of $2.18 per share.

On May 20, 2005, the Company issued two convertible promissory notes to then-current directors of the company totaling $1,000,000. The promissory notes have no maturity date, and bear annual interest at the Wall Street Journal Prime Rate plus 2% (8.75% at September 30, 2005). Commencing on the earlier of 90 days after the date of the notes or the date that an effective registration is on file with the Securities and Exchange Commission, any outstanding principal balance of these notes may, at the option of the holder, be converted at any time or from time to time into common stock of the Company at a conversion price of $1.52 per share. Rentech may, at its option, require the holders to convert all their convertible shares into common shares if the market price for the common stock for the preceding 20 trading days has been $2.70 or more per share. Interest is payable monthly in arrears on the last day of each month, in cash or at the option of the Company, payable in shares of the Company’s registered, free-trading common stock at a conversion price of $1.52 per share. In connection with the promissory notes, the Company issued stock purchase warrants for the purchase of 657,981 shares of common stock. The warrants have an exercise price of $1.61 per share of common stock, and are exercisable until April 7, 2008. The warrants were valued using the Black-Scholes option-pricing model, which resulted in debt issuance charges of $381,474. The issuance of the convertible notes resulted in a beneficial conversion feature of $315,685. The beneficial conversion feature was fully amortized to interest expense in fiscal 2005. As of September 30, 2005, the balance of the promissory notes was $1,000,000, which was shown net of unamortized debt issuance costs of $356,042 on the balance sheet for a total of $643,958. On December 14, 2005, one of these notes totaling $125,000 was converted into 82,237 shares of the Company’s common stock at a conversion price of $1.52. On May 18, 2006, the remaining $875,000 note was converted into 575,658 shares of the Company’s common stock at a conversion price of $1.52.

On April 18, 2006, the Company closed its concurrent public offerings (the “Offerings”) of 16,000,000 shares of common stock at a price per share of $3.40 and $50,000,000 principal amount of its 4.00% Convertible Senior Notes Due 2013 (the  “Notes”). In connection with the closings, the Company, and Wells Fargo Bank, National Association, as the Trustee, entered into an Indenture dated April 18, 2006 (the “Indenture”). Certain subsidiaries of the Company are also parties to the Indenture, although none of the subsidiary guarantors has any obligation under the Notes. The Notes bear interest at the rate of 4.00% per year on the principal amount of the Notes, payable in cash semi-annually in arrears on April 15 and October 15 of each year, beginning October 15, 2006. The Notes are the Company’s general unsubordinated unsecured obligations, ranking equally in right of payment to all of the Company’s existing and future unsubordinated unsecured indebtedness, and senior in right of payment to any of the Company’s future indebtedness that is expressly subordinated to the Notes. The Notes are junior in right of payment to all of the Company’s existing and future secured indebtedness to the extent of the value of the collateral securing such obligations and structurally subordinated in right of payment to all existing and future obligations of the Company’s subsidiaries, including trade credit. The Notes are not guaranteed by any of the Company’s subsidiaries.

RENTECH, INC.
Notes to Consolidated Financial Statements

Note 10—Convertible Debt (continued)

Holders may convert their Notes into shares of the Company’s common stock (or cash or a combination of cash and shares of common stock, if the Company so elects) at an initial conversion rate of 249.2522 shares of the Company’s common stock per $1,000 principal amount of Notes (which represents a conversion price of approximately $4.012 per share of common stock), subject to adjustment as provided in the Indenture, under the following circumstances: (1) during any fiscal quarter, if the closing sale price of the Company’s common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter exceeds 120% of the conversion price per share on such last trading day, (2) if the Company has called the Notes for redemption, (3) if the average of the trading prices of the Notes for any five consecutive trading day period is less than 98% of the average of the conversion values of the Notes during that period, (4) if the Company makes certain significant distributions to the holders of its common stock, (5) in connection with a transaction or event constituting a fundamental change or (6) at any time on or after January 15, 2013 until the close of business on the business day immediately preceding the maturity date. In the event of a fundamental change (as defined in the Indenture), the Company may be required to pay a make-whole premium on Notes converted in connection with the fundamental change. The make-whole premium will be payable in shares of the Company’s common stock, or the consideration into which of the Company’s common stock has been converted or exchanged in connection with such fundamental change, on the repurchase date for the Notes after the fundamental change.

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

On April 24, 2006, the underwriters of the Company’s concurrent public offerings exercised in full their over-allotment options by purchasing an additional $7,500,000 of convertible senior notes. Including the over-allotment purchases, the Company’s offering of convertible senior notes totaled $57,500,000 with net proceeds to the Company of approximately $53,700,000 after deducting the underwriting discounts, commissions, fees and other expenses. The issuance of the notes resulted in a beneficial conversion feature of $874,875, which is amortized to interest expense over the term of the notes. The balance of the convertible senior notes at September 30, 2006 was $57,500,000, which is shown net of unamortized deferred financing charges related to the beneficial conversion feature of $820,716 on the balance sheet for a total of $56,679,284. In connection with these notes, the Company has recognized $4,325,606, as of September 30, 2006, of prepaid debt issuance costs which is the largest component of deposits and other assets on the balance sheet.

RENTECH, INC.
Notes to Consolidated Financial Statements

Note 10—Convertible Debt (continued)

Long-term convertible debt, including automatic conversions to common stock as well as cash payments, matures thereafter in five years, due in 2013. The required cash payments on convertible notes for the year ending September 30, 2007 based on current interest rates will be $2,280,833.

Note 11—Lines of Credit

On February 25, 2002, the Company entered into a $1,000,000 business line of credit agreement with Premier Bank through our former 56% owned subsidiary, REN Corporation. The line of credit bore interest at prime plus 1.5%, and interest was accrued and payable monthly. On February 27, 2002, the Company purchased a $500,000 certificate of deposit with Premier Bank, to be used as collateral on the line of credit. On September 29, 2004, the Company entered into an amended agreement with Premier Bank whereby the Company redeemed the $500,000 certificate of deposit and applied it against the outstanding balance of the loan. In addition, the available line of credit amount was reduced from $1,000,000 to $500,000. On July 29, 2005, the line of credit was transferred from REN Corporation to Petroleum Mud Logging, LLC. The terms of the loan remained the same, however, the guarantee by the minority shareholder of REN Corporation and the collateral of the first deed of trust on the real property of REN Corporation were eliminated from the loan collateral. The line of credit was then collateralized by the first deed of trust on the real property of PML and was guaranteed by Rentech. In addition, two debt covenants were added to the loan whereby PML was required to maintain a minimum tangible net worth of not less than $1,600,000 and the balance of the line of credit was not to exceed 70% of the accounts receivable balance less than 90 days. The line of credit matured on May 1, 2006, at which time all unpaid principal and interest was due. On May 1, 2006, the Company paid a total of $503,080, including principal and accrued interest, to pay off the line of credit.

On April 26, 2006, REMC entered into a Financing Agreement (the “Revolving Credit Facility”) with The CIT Group/Business Credit, Inc. to support the working capital needs of REMC’s nitrogen fertilizer plant. The Revolving Credit Facility has a maximum availability of $30,000,000, subject to borrowing base limitations, and bears interest at the Chase Bank Rate plus 0.25% for Chase Bank Rate Loans and LIBOR rate plus 2.50% for LIBOR Loans. Subject to the conditions and limitations stipulated in the agreement, we may elect that such principal debt will be Chase Bank Rate Loans, LIBOR Loan, or a combination of both. The interest rate at September 30, 2006 was 8.25%. The Revolving Credit Facility is guaranteed by RDC, and is secured by a first priority security interest in all of REMC’s current assets, including, without limitation, all receivables, accounts, inventories and general intangibles. The Revolving Credit Facility also imposes various restrictions and covenants on REMC, including, without limitation, limitations on REMC’s ability to incur additional debt, guarantees or liens, ability to make distributions or dividends or payments of management fees or similar fees to affiliates, a minimum fixed charge coverage ratio and a minimum tangible net worth covenant. In addition, the facility provides for a letter of credit guarantee by CIT which would be deducted from the $30,000,000 maximum availability. As of September 30, 2006, REMC had no aggregate borrowings or letter of credit guarantees under the facility.

Note 12—Investment in Sand Creek

On January 7, 2000, the Company and Republic Financial Corporation (“Republic”) through Sand Creek Energy, LLC (SCE) purchased the “Sand Creek” methanol facility and all the supporting infrastructure, buildings and the underlying 17-acre site. The Company and Republic did not expect to use

RENTECH, INC.
Notes to Consolidated Financial Statements

Note 12—Investment in Sand Creek (continued)

the Sand Creek plant for commercial production of liquid hydrocarbons. Instead, the Company planned to sell some or all of the assets of SCE.

The owner of the facility as of September 30, 2005 was SCE, which was 50 percent owned by Rentech Development Corporation, a wholly owned subsidiary of the Company, and 50 percent owned by RFC-Sand Creek Development, LLC, a wholly-owned subsidiary of Republic.

For the years ended September 30, 2005 and 2004, the Company had contributed $170,834 and $178,049 to SCE and recognized $171,202 and $181,890 related to its equity in SCE’s losses. As of September 30, 2005 and 2004, the Company had a $22,154 and a $18,868 receivable due from SCE. As of September 30, 2005 and 2004, SCE had no short-term or long-term debt.

On October 7, 2005, Rentech Development Corporation purchased Republic’s 50% ownership interest in Sand Creek Energy, LLC for a purchase price of $1,400,000. The Company has commenced construction and plans to build and operate, what the Company believes to be, the United States’ first fully integrated Fischer-Tropsch, coal-to-liquids (CTL), Product Development Unit (PDU) facility at the SCE site. This plant will produce ultra-clean diesel and aviation fuels and naphtha from various domestic coals, petroleum coke and biomass feedstocks on a demonstration scale, utilizing coal gasification technology. With the PDU in operation, Rentech will be able to define operating parameters of diverse hydrocarbon feedstocks under varying conditions. The products from the plant will be used to supply test quantities of these ultra-clean fuels to the numerous groups which have expressed a deepening interest in acquiring commercial quantities of Rentech’s fuels.

Note 13—Commitments and Contingencies

Employment Agreements

The Company has entered into various employment agreements with its officers that extend to May 15, 2009. The employment agreements set forth annual compensation to the officers that range from $114,000 to $370,000. Certain of the employment agreements also provide for severance payments upon terminations other than for cause ranging from salary for the remaining term of the agreement to two years of salary and a specified bonus. The Company’s total future obligations under employment agreements as of September 30, 2006, for the fiscal years ended 2007, 2008 and 2009 are $1,602,513, $1,478,789, and $587,689, respectively. Certain of the employment agreement provide for compensation to be adjusted annually based on the cost of living index.

RENTECH, INC.
Notes to Consolidated Financial Statements

Note 13—Commitments and Contingencies (continued)

Retirement Payable

Effective September 30, 2005, the Company announced the retirement packages for the Company’s former CEO and COO. The Company agreed to pay total severance of $500,911 for each of the calendar years 2006 and 2007 as well as six months severance on the last day of employment with monthly payments commencing in the seventh month after retirement. The Company also agreed to pay $440,000 in lieu of certain benefits and bonus opportunities that would have accrued under the employment agreements, in cash, or at their election, against the exercise price of stock options. The Company amended $127,263 of convertible promissory notes to extend the term to September 30, 2008, and to reduce the interest rate to the prime rate published by the Wall Street Journal. The Company agreed to pay their unfunded deferred compensation in the amount of $326,508 in cash or, at their election, against the exercise price of stock options. The former CEO agreed to enter into a consulting agreement with the Company providing for a monthly fee of $10,000, for a term of one year, commencing on the day after his last date of employment. The Company also granted the former CEO and COO stock options with a two year term and an exercise price of $2.53 per share for 190,000 shares under the Company’s 2005 Stock Option Plan, and 775,000 shares under the Company’s 2006 Incentive Award Plan.

During the fiscal year ended September 30, 2006, the former CEO and COO used the $440,000 payment in lieu of certain benefits and bonus opportunities and their remaining deferred compensation balance, to exercise stock options. On October 12, 2005, they used the remaining $326,508 of deferred compensation and $137,727 of their payment due in lieu of certain benefits and bonus opportunities to exercise 365,000 stock options. On November 3, 2005, they used $199,695 of their payment due in lieu of certain benefits and bonus opportunities and a cash payment of $25,402 to exercise 75,000 stock options, which reduced the outstanding payment due in lieu of certain benefits and bonus opportunities to $102,578.

As of September 30, 2006 and 2005, the Company has accrued $530,893 and $905,683 as a short-term retirement payable and $125,228 and $656,139 as a long-term retirement payable, respectively.

Retirement Plans

On January 1, 1998, the Company established a 401(k) plan. Employees who are at least 21 years of age are eligible to participate in the plan and share in the employer matching contribution. The Company is currently matching 75% of the first 6% of the participant’s salary deferrals. All participants who have completed 1,000 hours of service and who are employed on the last day of the plan year are eligible to share in the non-matching employer contributions. Employer matching and non-matching contributions vest immediately in years in which the plan is not top heavy. During years in which the plan is top heavy, employer matching and non-matching contributions vest 100% after three years of service. The Company contributed $347,547, $183,244and $143,963 to the plan for the years ended September 30, 2006, 2005, and 2004.

Operating Leases

On April 21, 2006, we entered into a lease agreement, dated as of March 30, 2006 (the “Lease Agreement”), with Center West (the “Landlord”) for the office lease of the Suites Nos. 708 and 710 of the building located at 10877 Wilshire Boulevard, in Los Angeles, California (the “Office Space”). The Office Space will serve as our administrative offices. The total rentable area of the office space is approximately

RENTECH, INC.
Notes to Consolidated Financial Statements

Note 13—Commitments and Contingencies (continued)

7,181 square feet. The term of the Lease Agreement (the “Lease Term”) is forty-nine (49) months commencing upon May 15, 2006 (the “Commencement Date”). The Company will pay an annual basic rent of $323,145 (the “Annual Basic Rent”) in twelve (12) equal monthly installments of $26,928 (the “Monthly Basic Rent”). The Annual Basic Rent shall be increased by three and one-half percent (3.5%) per annum, on a cumulative and compounded basis, commencing on the first anniversary of the Commencement Date and thereafter on each subsequent anniversary thereof. In addition, the Company is obligated to pay its proportional share of the increase in certain real estate taxes and operating costs for the building each year. Concurrently with the execution of the Lease Agreement, the Company and the Landlord entered into a rider to the Lease Agreement (the “Rider”). The Rider provides that the Monthly Basic Rent with respect to Suite 708 will be fully abated for the initial six (6) months of the Lease Term and the Monthly Basic Rent with respect to Suite 710 will be fully abated for the initial month of the Lease Term. The Rider also provides that the Company is not initially obligated to lease all the Parking Spaces until the seventh (7th) month of the Lease Term. The Company is also obligated to carry and maintain certain insurance coverage during the Lease Term. Under the Lease Agreement, the Company was required to provide a security deposit of $29,856. Pursuant to the Rider, the Company was required to deliver a $200,000 letter of credit (the “Letter of Credit”) in favor of the Landlord to remain in place as security for the performance of the Company’s obligations under the Lease Agreement until 30 days after the expiration of the Lease Term. If the Company has not failed to perform its obligations under the Lease Agreement, the amount of the Letter of Credit shall be reduced to the following amounts on the anniversary of the Commencement Date: (i) Second Anniversary—$150,000; (ii) Third Anniversary—$100,000; and (iii) Fourth Anniversary—$50,000.

The Company’s other principal office space is leased under a non-cancelable operating lease, which expires on October 31, 2009, with a renewal option for an additional five years. The Company also has various operating leases, which expire through January 2011. Total lease expense for the years ended September 30, 2006, 2005, and 2004 was approximately $379,000, $224,000 and $237,000, respectively.

Future minimum lease payments as of September 30, 2006 are as follows:

For the Years Ending September 30,	Continuing Operations	Discontinued Operations(1)
2007	$475,445	$108,681
2008	499,608	54,044
2009	526,269	—
2010	261,359	—
2011	206	—
Thereafter	—	—
	$1,762,887	$162,725

(1)          The underlying obligations related to the future minimum lease payments were assumed by the purchaser in connection with our sale of PML that occurred subsequent to our fiscal year ended September 30, 2006.

The Company leases a portion of its building located in Denver Colorado, to a third party under a non-cancelable leasing arrangement. The Company accounts for this lease as an operating lease. The lease

RENTECH, INC.
Notes to Consolidated Financial Statements

Note 13—Commitments and Contingencies (continued)

expires on April 30, 2010. Total lease income for the years ended September 30, 2006, 2005 and 2004 was approximately $88,000 each year.

Future minimum lease payments receivable as of September 30, 2006 are as follows:

For the Years Ending September 30,
2007	$88,248
2008	88,248
2009	88,248
2010	51,476
2011	—
Thereafter	—
$316,220

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

On May 26, 2006, REMC entered into a Professional Services Agreement with Kiewit Energy Company (“KEC”), a subsidiary of Kiewit Corporation. WorleyParsons Group, Inc., who has a separate contractual relationship with KEC, will lead the Front End Engineering and Design (“FEED”) process in East Dubuque. FEED services will include the planned coal gasification conversion of REMC’s natural gas-fed ammonia fertilizer facility in East Dubuque, Illinois and the production of ultra-clean fuels based

RENTECH, INC.
Notes to Consolidated Financial Statements

Note 13—Commitments and Contingencies (continued)

on the Company’s Fischer-Tropsch (“FT”), coal-to-liquids (“CTL”) technology. The Company intends to implement ConocoPhillips E-Gas ™ Technology for clean coal gasification at the site to produce syngas initially for use in the production of ammonia and ammonia-based fertilizers and ultra-clean FT fuels. The FEED contract for the first phase of the project, which includes the conversion of the ammonia plant feedstock to coal derived syngas and the installation of FT liquids production, has been initiated. The results of the FEED work will be used in advance of the project and will provide a basis for an Engineering Procurement and Construction Contract. FEED activities are scheduled for completion by third calendar quarter of the 2007.

During the fiscal year ended September 30, 2006, the Company entered into fixed quantity natural gas contracts, which were short-term in duration. These contracts committed the Company to quantities of natural gas (daily MMBTU’s) at prices linked to the NYMEX index. The Company has commitments to purchase natural gas under these contracts of approximately $4,981,080 as of fiscal year ended September 30, 2006.

Note 14—Stockholders’ Equity

Rights Agreement

On January 18, 2005, the Company adopted a Rights Agreement which supersedes and amends the Rights Agreement adopted on November 10, 1998. The Rights Agreement, as amended on April 10, 2006, authorizes issuance to existing shareholders of substantial numbers of rights to purchase shares of preferred stock or shares of common stock in the event a third party seeks to acquire control of a substantial block of the Company’s common stock. These provisions could deter an offer by a third party for the purchase of some or all of our outstanding securities and could have the effect of entrenching management. Pursuant to the Rights Agreement, the Company amended its Articles of Incorporation to authorize the issuance of rights to 500,000 shares of Series 1998-C Participating Cumulative Preference Stock. One preferred stock purchase right is attached to each outstanding share of common stock. The rights become exercisable under specified circumstances, including any person (an “acquiring person”) along with its affiliates and associates becoming the beneficial owner (as defined in the Rights Agreement) of 15% or more of our outstanding common stock, or the commencement by such person or public announcement by such person of the intention to commence a tender or exchange offer, the consummation of which would result in such person becoming an acquiring person, in each case subject to specified exceptions. Each right entitles the registered holder to purchase from Rentech one five-hundredth of a share of Series 1998-C Participating Cumulative Preference Stock, par value $10.00 per share, at an exercise price of $12.00 per share, subject to adjustment in specified circumstances. If events specified in the Rights Agreement occur, each holder of rights other than the acquiring person can exercise his or her rights. After a person becomes an acquiring person, when a holder exercises a right, the holder will be entitled to receive common stock valued (according to the Rights Agreement) at twice the exercise price of the right. In some cases, the holder will receive cash, property or other securities instead of common stock. The Company may redeem the rights for $.0001 per right (which amount is subject to adjustment under certain circumstances) at any time prior to the time a person becomes an acquiring person. The Rights Agreement and the rights expire at the close of business on December 1, 2008, if the rights are not redeemed or exchanged earlier.

In the event Rentech enters into any consolidation, merger, combination or other transaction in which shares of its common stock are exchanged for cash or other property, then each fractional interest is

RENTECH, INC.
Notes to Consolidated Financial Statements

Note 14—Stockholders’ Equity (continued)

entitled to an amount per share equal to one-fifth of the amount of consideration to be received by a holder of each share of common stock, subject to adjustment in certain circumstances. A holder of each one five-hundredth of a share of the Series 1998-C Participating Cumulative Preference Stock would be entitled to three-fifths of a vote on all matters submitted to a vote of our stockholders, subject to adjustment in certain circumstances. If at any time dividends on the Series 1998-C Participating Cumulative Preference Stock are in arrears in an amount equal to six quarterly dividends thereon, all holders of preferred stock with dividends in arrears in an amount equal to six quarterly dividends thereon (voting as a single class) would have the right to elect two directors. Whenever quarterly dividends or other dividends or distributions payable on the Series 1998-C Participating Cumulative Preference Stock are in arrears, we would be in default in payment thereof, and until all accrued and unpaid dividends and distributions have been paid or set aside for payment in full, we would be prohibited from declaring or paying dividends or making any other distributions on, or, subject to certain exceptions, redeeming, purchasing or otherwise acquiring, shares of stock ranking junior to the preferred stock as to dividends or upon liquidation, dissolution or winding up. No share rights or shares of preferred stock have been issued under the Rights Agreement.

Preferred Stock

During fiscal 2005, the Company filed Amended and Restated Articles of Incorporation authorizing 90,000 shares of Series A Convertible Preferred Stock. On April 8, 2005, Rentech, Inc. entered into a Securities Purchase Agreement that provided it with gross proceeds of $9 million through a private placement of preferred stock with M.A.G. Capital, LLC through its designated funds, Monarch Pointe Fund, Ltd, Mercator Momentum Fund, III, LP, and Mercator Momentum Fund, LP, and with Pentagon Special Purpose Fund, Ltd. (the “Investors”). The agreement provided for a private placement of 90,000 shares of Rentech’s Series A Convertible Preferred Stock at $100 per share. The preferred stock was non-voting and had a preference of priority in liquidation over common and prior or subsequent series of preferred stock, if any. The preferred stock was convertible into shares of Rentech’s common stock, at the earlier of 90 days after closing or the effective date of the registration statement, at 80 percent of the volume weighted average price per share for the five trading days preceding any conversion, but not at more than $1.3852 or less than $0.80 per share. After registering the shares of common stock that could be acquired through conversion of the preferred shares, Rentech may, at its option, require the holders to convert all their preferred stock into common shares if the market price for the common stock for the preceding 20 trading days had been $2.70 or more per share. Such a conversion by Rentech may be limited if it would make the stock held by the Investors through this transaction and the conversion exceed 9.99% of the common stock outstanding. The difference between the conversion price and the fair market value of the convertible preferred stock on the commitment date (transaction date) resulted in a beneficial conversion feature of $5,674,749, which was treated as a discount on preferred stock. The beneficial conversion feature was fully amortized to deemed dividends over 90 days. During fiscal 2005, 31,000 shares of the convertible preferred stock were converted into 2,237,944 shares of Rentech common stock at a conversion price of $1.3852 per share. During fiscal 2006, the remaining 59,000 shares of the convertible preferred stock were converted into 4,259,313 shares of Rentech common stock at a conversion price of $1.3852 per share.

The Investors also acquired warrants for the purchase of 5,921,910 shares of common stock in conjunction with the preferred stock. The warrants may be exercised at a price of $1.61 per share for a

RENTECH, INC.
Notes to Consolidated Financial Statements

Note 14—Stockholders’ Equity (continued)

term of three years, ending April 8, 2008. The warrants were valued using the Black-Scholes option-pricing model and adjusted to relative fair value, which resulted in a deemed dividend of $3,325,251. Under the terms of the Registration Rights Agreement with the Investors, Rentech filed a registration statement with the Securities and Exchange Commission on May 23, 2005, which was declared effective on August 5, 2005, for the shares of common stock underlying the preferred stock and the warrants.

By the placement of the preferred stock described above, Rentech became obligated to pay a monthly dividend on the outstanding shares of preferred stock. The dividend rate was the prime rate as reported by the Wall Street Journal on the first day of the month, plus two percent, times $100 per share. The dividend was payable in cash, or at Rentech’s option, in registered shares of common stock at the market price at the time of payment as long as the stock price was greater than or equal to $2.00 per share. During fiscal 2005, the Company paid all such dividends in cash in the amount of $341,475, and during fiscal 2006, dividends paid in cash amounted to $74,437.

The Company engaged a financial consultant to assist with the structuring and issuance of the Preferred Stock. The Company paid the financial consultant $410,000 for services provided, which was charged to additional paid in capital. In addition, the Company issued a warrant to purchase 270,000 shares of common stock to the consultant, on the same terms as the warrants issued to the Investors. The warrants are exercisable at $1.61 per share. The warrants were valued using the Black-Scholes option-pricing model, which resulted in offering cost charges of $187,758 recorded to additional paid in capital.

In addition to the compensation and warrants paid to the financial consultant, the Company issued 540,000 warrants as a breakup fee to other subscribers whose subscriptions for the purchase of preferred stock were not accepted by the Company. These warrants were issued under the same terms as the financial consultant warrants. These warrants were valued using the Black-Scholes option pricing model, which resulted in aborted offering expense of $375,517.

Common Stock

During fiscal 2004, the Company offered shares of its common stock for sale in a private placement offering of up to $500,000. The Company granted non-exclusive rights to several placement agents to sell the shares under the terms described in the memorandum. The Company offered its shares for sale at $0.45 per share. In addition, the Company agreed to issue warrants to its brokers, who served as selected dealers in the private placement, to purchase one share of the Company’s common stock for every $4.00 of the Company’s common stock sold, at a purchase price of $1.00. The warrants were exercisable through November 21, 2006. The Company issued 986,665 shares of its common stock for cash proceeds of $444,000 during fiscal 2004 under the private placement. The Company incurred $95,600 in offering costs and issued warrants to brokers to purchase 93,500 shares of the Company’s common stock related to the private placement.

During fiscal 2004, the Company also issued 5,736,687 shares of its common stock upon the exercise of stock options and warrants for net cash proceeds of $4,107,357. The Company incurred $155,595 in offering costs related to the common stock issued for options and warrants exercised.

RENTECH, INC.
Notes to Consolidated Financial Statements

Note 14—Stockholders’ Equity (continued)

During fiscal 2004, the Company issued 3,569,835 shares of its common stock upon the conversion of $1,682,916 of long-term convertible debt to stockholders. The Company incurred $307,000 in non-cash offering costs during fiscal 2004 related to the convertible notes issued during the period.

During fiscal 2004, the Company issued 78,737 shares of common stock for services valued at $73,466.

During fiscal 2004, the Company distributed 100,000 shares of its common stock with a fair market value of $53,000 in payment for director’s fees for fiscal 2004. The shares were distributed upon completion of director services for that annual period, which resulted in a charge to board expenses of $53,000.

During fiscal 2005, the Company and Wellington Management Company completed a Securities Purchase Agreement whereby a group of purchasers represented by Wellington purchased 13,436,000 shares of Rentech common stock at a price of $2.30 per share. The Company received $18,647,250 of the $30,902,800 total proceeds during fiscal 2005 and recorded the additional $12,255,550 as a subscription receivable on the balance sheet. The Company received the subscription receivable balance of $12,255,550 during fiscal 2006.

During fiscal 2005, the Company issued 2,405,249 shares of its common stock upon the exercise of stock options and warrants for net cash proceeds of $2,432,314. In addition, certain officers of the Company used $74,375 of deferred compensation to exercise stock options for 70,000 shares of the Company’s common stock.

During fiscal 2005, the Company issued 2,256,219 shares of its common stock upon the conversion of $1,128,109 of long-term convertible debt to stockholders. The Company incurred $697,159 in non-cash offering costs during fiscal 2005 related to the convertible notes issued during the period.

During fiscal 2005, the Company issued 6,579 shares of common stock for services valued at $9,759.

During fiscal 2006, the Company closed its concurrent public offerings of 16,000,000 shares of common stock at a price per share of $3.40 and $50 million principal amount of its 4.00% Convertible Senior Notes Due 2013. Also during fiscal 2006, the underwriters of the Company’s concurrent public offerings exercised in full their over-allotment options by purchasing an additional 2,400,000 shares of common stock at a price per share of $3.40. Including the over-allotment purchases, the Company’s offering of common stock totaled 18,400,000 shares with proceeds of $62,560,000, resulting in net cash proceeds to Rentech of $58,188,168 after deducting offering costs.

During fiscal 2006, the Company issued 5,394,129 shares of its common stock upon the exercise of stock options and warrants for cash proceeds of $7,021,225. In addition, certain former officers of the Company used $392,999 of deferred compensation and accrued retirement payables to exercise stock options for 426,269 shares of the Company’s common stock.

During fiscal 2006, the Company issued 3,156,576 shares of its common stock upon the conversion of $2,975,996 of long-term convertible debt to stockholders. The Company incurred $874,875 in non-cash offering costs during fiscal 2006 related to the convertible notes issued during the period.

During fiscal 2006, the Company issued 36,000 shares of common stock in settlement of restricted stock units which vested during the period.

RENTECH, INC.
Notes to Consolidated Financial Statements

Note 15—Accounting for Stock Based Compensation

Stock Options

Effective October 1, 2005, the Company adopted SFAS 123(R) which requires all share-based payments, including grants of stock options, to be recognized in the statement of operations as an operating expense, based on their fair values. Pro forma disclosure is no longer an alternative. We previously accounted for our stock-based compensation using the intrinsic method as defined in APB Opinion No. 25 and accordingly, we have not previously recognized any expense for our stock option plans in our consolidated financial statements. The Company elected to utilize the modified-prospective transition method as permitted by SFAS 123(R). Under this transition method, stock-based compensation expense for the year ended September 30, 2006 includes compensation expense for all stock-based compensation awards granted subsequent to September 30, 2005 based on grant-date fair value estimated in accordance with the provisions of SFAS 123(R). In addition to stock options issued, we have also included the warrant issued to East Cliff Advisors, LLC, an entity controlled by D. Hunt Ramsbottom, the Company’s President and Chief Executive Officer, that was previously accounted for under APB 25, in implementing SFAS 123(R). Please refer to section entitled “Warrants” in this footnote for further information regarding the warrant issued to East Cliff Advisors, LLC. For options granted during the year ended September 30, 2006, the Company recorded $1,603,571, in aggregate, of related stock-based compensation expense, included in general and administrative expense. In accordance with SFAS 123(R), there was no tax benefit from recording this non-cash expense as such benefits will be recorded upon utilization of the Company’s net operating losses. The compensation expense reduced both basic and diluted earnings per share by $0.013 for the year ended September 30, 2006. In accordance with the modified-prospective transition method of SFAS 123(R), results for prior periods have not been restated.

RENTECH, INC.
Notes to Consolidated Financial Statements

Note 15—Accounting for Stock Based Compensation (continued)

Stock options granted by the Company prior to those granted on July 14, 2006 were typically fully-vested at the time of grant and all outstanding and unexercised options were fully vested as of October 1, 2005. Had compensation expense for our stock option plans been determined in accordance with the fair value method prescribed by SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation: An Amendment of FASB Statement No. 123, our net loss attributable to common shareholders and corresponding basic and diluted loss per share would have been the following for the years ended September 30, 2005 and 2004:

	For the Years Ended September 30,
	2005	2004
Net loss from continuing operations
As reported	$(15,614,920)	$(7,087,316)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,128,950)	(185,817)
Pro forma	$(17,743,870)	$(7,273,133)
Net loss per common share from continuing operations
As reported	$(.168)	$(.076)
Pro forma	$(.191)	$(.078)
Net income (loss) from discontinued operations
As reported	$1,256,023	$(123,377)
Pro forma	$1,256,023	$(123,377)
Net income (loss) per common share from discontinued operations
As reported	$.015	$(.001)
Pro forma	$.015	$(.001)
Total net loss applicable to common stockholders
As reported	$(23,700,372)	$(7,210,693)
Pro forma	$(25,829,322)	$(7,396,510)
Total net loss per common share
As reported	$(.255)	$(.084)
Pro forma	$(.278)	$(.086)

The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options. The fair value of options at the date of grant and the assumptions utilized to determine such values are indicated in the following table:

	For the Years Ended September 30,
	2006	2005	2004
Risk-free interest rate	4.39% - 5.05%	2.60% - 4.18%	1.00% - 3.80%
Expected volatility	58.0% - 61.0%	48.0% - 75.0%	40.0% - 55.0%
Expected life (in years)	2.50 - 4.50	0.06 - 5.00	0.76 - 5.00
Dividend yield	0.0%	0.0%	0.0%

RENTECH, INC.
Notes to Consolidated Financial Statements

Note 15—Accounting for Stock Based Compensation (continued)

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

The Company has seven stock option plans, described below, under which options have been granted to employees, including officers and directors of the Company, at a price not less than the fair market value of the Company’s common stock at the date the options were granted. Options under the Company’s stock option plans for the years 1994 through 2005 generally expire five years from the date of grant or at an alternative date as determined by the committee of the Board of Directors of the Company that administers the plan. Options under the Company’s 2006 Incentive Award Plan generally expire between three and ten years from the date of grant or at an alternative date as determined by the committee of the Board of Directors of the Company that administers the plan. Options under the Company’s stock option plan for the years 1994 through 2005 are generally exercisable on the grant date. Options under the Company’s 2006 Incentive Award Plan are generally exercisable on the grant date or a vesting schedule between one and three years from the grant date as determined by the committee of the Board of Directors of the Company that administers the plans.

During 1994, the Company’s board of directors adopted the 1994 Stock Option Plan which allows the issuance of incentive stock options, within the meaning of the Internal Revenue Code, and other options pursuant to the plan that constitute nonstatutory options. The Company had reserved 300,000 shares of the Company’s $0.01 par value common stock for issuance under the plan. At September 30, 2006 and 2005, 20,000 stock options were outstanding under this plan. The 1994 Stock Option Plan terminated on March 16, 2004 and therefore options are no longer granted under this plan.

During 1996, the Company’s board of directors adopted the 1996 Stock Option Plan which allows the issuance of incentive stock options, within the meaning of the Internal Revenue Code, and other options pursuant to the plan that constitute nonstatutory options. The Company had reserved 500,000 shares of the Company’s $0.01 par value common stock for issuance under the plan. At September 30, 2006 and 2005, 101,000 and 209,000 stock options were outstanding under this plan. The 1996 Stock Option Plan terminated on May 23, 2006 and therefore options are no longer granted under this plan.

During 1998, the Company’s board of directors adopted the 1998 Stock Option Plan which allows the issuance of incentive stock options, within the meaning of the Internal Revenue Code, and other options pursuant to the plan that constitute nonstatutory options. The Company has reserved 500,000 shares of the Company’s $0.01 par value common stock for issuance under the plan. At September 30, 2006 and 2005, 66,000 and 251,000 stock options were outstanding under this plan, and 28,000 and 0 options were available for issuance under this plan.

During 2001, the Company’s board of directors adopted the 2001 Stock Option Plan which allows the issuance of incentive stock options, within the meaning of the Internal Revenue Code, and other options

RENTECH, INC.
Notes to Consolidated Financial Statements

Note 15—Accounting for Stock Based Compensation (continued)

pursuant to the plan that constitute nonstatutory options. The Company has reserved 500,000 shares of the Company’s $0.01 par value common stock for issuance under the plan. At September 30, 2006 and 2005, 177,000 and 482,000 stock options were outstanding under this plan, and 2,000 and 0 options were available for issuance under this plan.

During 2003, the Company’s board of directors adopted the 2003 Stock Option Plan which allows the issuance of incentive stock options, within the meaning of the Internal Revenue Code, and other options pursuant to the plan that constitute nonstatutory options. The Company has reserved 500,000 shares of the Company’s $0.01 par value common stock for issuance under the plan. At September 30, 2006 and 2005, 263,000 and 460,000 stock options were outstanding under this plan, and no options were available for issuance under this plan.

During 2005, the Company’s board of directors adopted the 2005 Stock Option Plan which allows the issuance of incentive stock options, within the meaning of the Internal Revenue Code, and other options pursuant to the plan that constitute nonstatutory options. The Company has reserved 1,000,000 shares of the Company’s $0.01 par value common stock for issuance under the plan. At September 30, 2006 and 2005, 671,000 and 1,000,000 stock options were outstanding under this plan, and no options were available for issuance under this plan.

During 2006, the Company’s board of directors adopted the 2006 Incentive Award Plan which allows the issuance of incentive stock awards, within the meaning of the Internal Revenue Code, and other stock awards pursuant to the plan that constitute nonstatutory stock awards. The Company has reserved 5,000,000 shares of the Company’s $0.01 par value common stock for issuance under the plan. At September 30, 2006, 2,316,000 stock options and 907,000 restricted stock units were outstanding under this plan, and 1,777,000 stock awards were available for issuance under this plan. At September 30, 2005, 825,000 stock options were outstanding under this plan. As of that date, the plan was proposed, subject to shareholder approval, and the grants were approved by the Board of Directors.

In addition to the stock option plans described above, the Company has issued options to purchase the Company’s $0.01 par value common stock pursuant to minutes of the board of directors. At September 30, 2006 and 2005, 255,500 and 754,000 of these stock options were outstanding. The Company has also issued options to purchase the Company’s $0.01 par value common stock pursuant to business option agreements. At September 30, 2006 and 2005, 500,000 and 660,000 of these stock options were outstanding.

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

During fiscal 2004, the Company issued options to Royster-Clark, Inc. as part of a stand-still agreement to purchase 250,000 shares of the Company’s common stock. The options were valued using the Black-Scholes option-pricing model, which resulted in an offering cost charge to additional paid in capital of $117,235.

RENTECH, INC.
Notes to Consolidated Financial Statements

Note 15—Accounting for Stock Based Compensation (continued)

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

During fiscal 2006, the Company issued options to employees of the Company to purchase 306,000 shares of the Company’s common stock at the market price on the date of grant with exercise prices ranging from $3.35 to $4.48. The options vested immediately and have a five year term from the grant date. These options were valued using the Black-Scholes option-pricing model which resulted in a charge to compensation expense of $455,889.

During fiscal 2006, the Company issued options to employees and one consultant of the Company to purchase 1,125,000 shares of the Company’s common stock at the market price on the date of grant with an exercise price of $4.15. The options vest over a three-year period such that one-third will vest on each of the one year, two year and three year anniversary dates of the date of grant, with the exception of 50,000 options granted to one consultant, whose grant vests over a two-year period such that one-half will vest on each of the one year and two year anniversary dates of the date of grant, and have a ten year term from the grant date. These options were valued at $2,712,627 using the Black-Scholes option-pricing model which resulted in a charge to compensation expense during fiscal 2006 of $158,124.

During fiscal 2006, the Company issued options to a director of the Company to purchase 20,000 shares of the Company’s common stock at the market price on the date of grant with an exercise price of $3.74. The options vested immediately and have a five year term from the grant date. These

RENTECH, INC.
Notes to Consolidated Financial Statements

Note 15—Accounting for Stock Based Compensation (continued)

options were valued using the Black-Scholes option-pricing model which resulted in a charge to board compensation expense of $29,553.

During fiscal 2006, the Company issued options to directors of the Company to purchase 90,000 shares of the Company’s common stock at the market price on the date of grant with an exercise price of $3.35. The options vest over a one-year period and have a six year term from the grant date. These options were valued at $134,073 using the Black-Scholes option-pricing model which resulted in a charge to compensation expense during fiscal 2006 of $67,036.

On April 13, 2006, our shareholders approved the 2006 Incentive Award Plan. As a result, the Company valued 775,000 of the options related to the retirement packages of the CEO and COO which were issued during fiscal 2005 under the proposed 2006 Plan using the Black-Scholes option-pricing model. This resulted in a charge to compensation expense of $891,872.

On October 11, 2006, the Company issued options to employees of the Company to purchase 191,000 shares of the Company’s common stock at the market price on the date of grant with an exercise price of $4.30. The options have a ten year term and vest over a three-year period such that one-third will vest on each of the one year, two year and three year anniversary dates of the date of grant. The Company also issued options to purchase 40,000 shares to a consultant, whose grant vested immediately, has a five year term from the grant date, and includes an exercise price of $4.30. These options were valued at $515,210 using the Black-Scholes option-pricing model which will result in a charge to compensation expense and a charge to consulting expense in fiscal 2007.

On December 12, 2006, the Company issued options to an employee of the Company to purchase 100,000 shares of the Company’s common stock at the market price on the date of grant with an exercise price of $3.76. The options have a ten year term and vest over a three-year period such that one-third will vest on each of the one year, two year and three year anniversary dates of the date of grant. The Company also issued options to purchase 20,000 shares to a director, whose grant vested immediately, has a ten year term from the grant date and includes an exercise price of $3.76. These options were valued at $253,267 using the Black-Scholes option-pricing model which will result in a charge to compensation expense and a charge to board compensation expense in fiscal 2007.

RENTECH, INC.
Notes to Consolidated Financial Statements

Note 15—Accounting for Stock Based Compensation (continued)

Option transactions during the years ended September 30, 2006, 2005 and 2004 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at September 30, 2003	4,827,766	$2.53
Granted	850,784	0.90
Exercised	(2,325,820)	1.05
Canceled/Expired	(221,230)	0.63
Outstanding at September 30, 2004	3,131,500	$0.80
Granted	2,247,000	2.00
Exercised	(643,000)	0.89
Canceled/Expired	(74,500)	1.59
Outstanding at September 30, 2005	4,661,000	$1.35
Granted	1,541,000	4.09
Exercised	(1,714,500)	0.98
Canceled/Expired	(118,000)	0.90
Outstanding at September 30, 2006	4,369,500	$2.47	$9,419,830
Options exercisable at September 30, 2006	3,159,500	$1.86	$8,767,030
Options exercisable at September 30, 2005	4,661,000	$1.35
Options exercisable at September 30, 2004	3,131,500	$0.80
Weighted average fair value of options granted during fiscal 2006		$1.89
Weighted average fair value of options granted during fiscal 2005		$0.95
Weighted average fair value of options granted during fiscal 2004		$0.39

The aggregate intrinsic value was calculated based on the difference between the Company’s stock price on September 30, 2006 and the exercise price of the outstanding shares, multiplied by the number of outstanding shares as of September 30, 2006. The total intrinsic value of options exercised during the years ended September 30, 2006 and 2005 were $4,462,555 and $752,990, respectively.

RENTECH, INC.
Notes to Consolidated Financial Statements

Note 15—Accounting for Stock Based Compensation (continued)

The following information summarizes stock options outstanding and exercisable at September 30, 2006:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.41-$0.47	420,500	0.74	$0.41	420,500	$0.41
$0.70-$0.94	560,000	2.29	0.89	560,000	0.89
$1.06-$1.14	185,000	2.85	1.11	185,000	1.11
$1.44-$1.50	270,000	3.22	1.50	270,000	1.50
$1.85	428,000	3.79	1.85	428,000	1.85
$2.53	965,000	1.00	2.53	965,000	2.53
$3.35-$3.74	125,000	5.20	3.41	35,000	3.57
$4.00-$4.48	1,416,000	8.81	4.14	296,000	4.12
$0.41-$4.48	4,369,500	4.28	$2.47	3,159,500	$1.86

Warrants

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

RENTECH, INC.
Notes to Consolidated Financial Statements

Note 15—Accounting for Stock Based Compensation (continued)

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

During fiscal 2005, the Company issued various warrants in conjunction with the issuance of convertible preferred stock. Refer to the Preferred Stock section of footnote 14 for further information regarding those warrants During fiscal 2005, in connection with convertible promissory notes issued to two directors of the Company, the Company issued stock purchase warrants for the purchase of 657,981 shares of common stock. The warrants have an exercise price of $1.61 per share of common stock, and are exercisable until April 7, 2008. The warrants were valued using the Black-Scholes option-pricing model, which resulted in debt issuance charges of $381,474.

During fiscal 2005, the Company issued 60,000 warrants to purchase shares of the Company’s common stock to a financial public relations company who signed a consulting agreement with the Company. The warrants were valued using the Black-Scholes option-pricing model, which resulted in consulting expense of $30,299.

During fiscal 2005, the Company issued a warrant to Management Resource Center, Inc, an entity controlled by Hunt Ramsbottom, Rentech’s President and CEO. During the last quarter of fiscal 2005, Mr. Ramsbottom assigned the warrant to East Cliff Advisors, LLC, an entity controlled by Mr. Ramsbottom. The warrant is for the purchase of 3.5 million shares of the Company’s common stock at an exercise price of $1.82. The warrant has vested or will vest in the following incremental amounts upon such time as the Company’s stock reaches the stated closing prices for 12 consecutive trading days: 10% at $2.10 (vested); 15% at $2.75 (vested); 20% at $3.50 (vested); 25% at $4.25 (vested); and 30% at $5.25 (not vested). The Company recognizes compensation expense as the warrants vest, as the total number of shares to be granted under the warrant was not known on the grant date. In fiscal 2005, the Company accounted for the warrant under APB Opinion 25, “Accounting for Stock Issued to Employees” due to the employer-employee relationship between the Company and Mr. Ramsbottom. Under APB Opinion 25, compensation cost would only be recognized for stock-based compensation issued to employees when the exercise price of the Company’s stock options granted is less than the market price of the underlying common stock on the date of grant. On September 2, 2005, 10%, or 350,000 shares underlying the warrant vested. The Company recognized $332,500 of compensation expense under APB Opinion 25. The Company also valued the vested shares at $656,394 using the Black-Scholes option-pricing model, which did not result in a charge to compensation expense under SFAS No. 123, and was shown as a pro-forma disclosure to our consolidated financial statements for the fiscal year ended September 30, 2005.

During fiscal 2006, additional shares underlying the warrant to East Cliff Advisors, LLC vested. The Company accounted for these shares under SFAS No. 123(R), which was adopted October 1, 2005. On November 29, 2005, 15% or 525,000 shares underlying the warrant vested when the Company’s stock price traded at or above $2.75 for twelve consecutive days. The Company valued the shares underlying the warrant under the Black-Scholes option-pricing model which resulted in a charge to compensation expense of $844,531. On December 23, 2005, another 20% or 700,000 shares underlying the warrant vested when

RENTECH, INC.
Notes to Consolidated Financial Statements

Note 15—Accounting for Stock Based Compensation (continued)

the Company’s stock price traded at or above $3.50 for twelve consecutive days. The Company valued the warrant under the Black-Scholes option-pricing model which resulted in a charge to compensation expense of $1,675,494. On February 1, 2006, another 25% or 875,000 shares vested when the Company’s stock price traded at or above $4.25 for twelve consecutive days. The Company valued the warrant under the Black-Scholes option-pricing model which resulted in a charge to compensation expense of $3,207,879.

During fiscal 2006, the Company issued a warrant to purchase 1,000,000 shares of the Company’s common stock at $2.4138 per share to DKRW Advanced Fuels LLC. The warrant is fully vested and exercisable at any time until January 11, 2014. The warrant was valued using the Black-Scholes option-pricing model and resulted in a charge to marketing expense of $2,676,602.

In the fourth quarter of fiscal 2005 as a result of a contract dated April 1, 2004, a consultant earned an option to purchase 50,000 shares at an exercise price of $0.98 per share as a success reward for work completed to ensure inclusions in the Energy Bill of provisions that would provide significant benefit for FT projects. The option was valued using the Black-Scholes option-pricing model, which resulted in consulting expenses of $67,946 in fiscal 2005. During fiscal 2006, the Company issued the consultant a warrant to purchase 53,150 shares of the Company’s common stock at $1.14 per share in satisfaction of the contractual obligation. The warrants were valued at $75,397 using the Black-Scholes option-pricing model and the Company, therefore, recorded additional consulting expense of $7,451 during fiscal 2006.

For warrants vesting during the year ended September 30, 2006, the Company recorded $8,411,957, in aggregate, of related stock-based compensation expense, included in general and administrative expense. The compensation expense reduced both basic and diluted earnings per share by $0.066 for the year ended September 30, 2006.

RENTECH, INC.
Notes to Consolidated Financial Statements

Note 15—Accounting for Stock Based Compensation (continued)

Warrant transactions during the years ended September 30, 2006, 2005 and 2004 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at September 30, 2003	6,599,905	$1.40
Granted	1,647,064	1.11
Exercised	(3,771,367)	0.69
Canceled/Expired	(600,000)	0.45
Outstanding at September 30, 2004	3,875,602	$1.14
Granted	10,251,678	1.50
Exercised	(1,832,249)	1.06
Canceled/Expired	(183,079)	2.51
Outstanding at September 30, 2005	12,111,952	$1.44
Granted	3,153,150 (1)	2.00
Exercised	(4,105,898)	1.39
Canceled/Expired	—	—
Outstanding at September 30, 2006	11,159,204	$1.61
Warrants exercisable at September 30, 2006	11,159,204	$1.61
Warrants exercisable at September 30, 2005	12,111,952	$1.44
Warrants exercisable at September 30, 2004	3,875,602	$1.14
Weighted average fair value of warrants granted during fiscal 2006		$2.69
Weighted average fair value of warrants granted during fiscal 2005		$0.70
Weighted average fair value of warrants granted during fiscal 2004		$0.37

The following information summarizes warrants outstanding and exercisable at September 30, 2006:

	Outstanding				Exercisable
Range of Exercise Prices	Number Outstanding		Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.75	36,000		8.71	$0.75	36,000	$0.75
$1.00-$1.14	2,513,140		2.05	1.13	2,513,140	1.13
$1.30	60,000		1.75	1.30	60,000	1.30
$1.46-$1.61	5,100,064		1.52	1.61	5,100,064	1.61
$1.82	2,450,000	(1)	3.85	1.82	2,450,000	1.82
$2.41	1,000,000		7.29	2.41	1,000,000	2.41
$0.75-$2.41	11,159,204		2.69	$1.61	11,159,204	$1.61

(1)    includes 2,100,000 shares underlying the warrants issued to East Cliff Advisors, LLC that were accounted for under SFAS 123(R). The aggregate intrinsic value of these shares was $5,901,000 for the year ended September 30, 2006.

RENTECH, INC.
Notes to Consolidated Financial Statements

Note 15—Accounting for Stock Based Compensation (continued)

Restricted Stock Units

On January 20, 2006, Rentech entered into an employment agreement with D. Hunt Ramsbottom to serve as the President and Chief Executive Officer of the Company. The term of the employment agreement is for three years from December 15, 2005, subject to automatic renewal unless the Company or Mr. Ramsbottom gives prior notice. In connection with the agreement, we agreed to grant Mr. Ramsbottom 450,000 restricted stock units (“RSU’s) that are to be settled in shares of common stock of the Company. These RSU’s will vest over a three-year period such that one-third will vest on each of Mr. Ramsbottom’s one year, two year and three year anniversary dates of his vesting commencement date of December 15, 2005, subject to partial or complete acceleration under certain circumstances, including termination without cause, ends his employment for good reason or upon a change in control (in each case as defined in the agreement). If Mr. Ramsbottom is terminated without cause, ends his employment for good reason or we fail to offer to renew this agreement on competitive terms, we will be obligated to accelerate the vesting of a portion of the restricted stock unit grant. If a termination entitling Mr. Ramsbottom to severance occurs during the period of three months prior and two years after a change in control, the full restricted stock unit grant will vest. The Company determined the grant date fair value of the RSU’s to be $2,227,500. This amount will be recorded as compensation expense on a straight line basis over the term of the employment agreement. The Company recorded $587,813 of compensation expense related to these RSU’s through September 30, 2006.

On January 20, 2006, we entered into an employment agreement with Douglas M. Miller to serve as the Chief Operating Officer and an Executive Vice President of the Company. The term of the employment agreement is for three years from January 20, 2006, subject to automatic renewal unless we or Mr. Miller give prior notice. In connection with the agreement, we agreed to grant Mr. Miller 375,000 RSU’s that are to be settled in shares of common stock of the Company. These RSU’s will vest over a three-year period such that one-third will vest on each of Mr. Miller’s one year, two year and three year anniversary dates of his vesting commencement date of January 20, 2006, subject to partial or complete acceleration under certain circumstances, including termination without cause, ends his employment for good reason or upon a change in control (in each case as defined in the agreement). If Mr. Miller is terminated without cause, ends his employment for good reason or we fail to offer to renew this agreement on competitive terms, we will be obligated to accelerate the vesting of a portion of the restricted stock unit grant. If a termination entitling Mr. Miller to severance occurs during the period of three months prior and two years after a change in control, the full restricted stock unit grant will vest. The Company determined the grant date fair value of the RSU’s to be $1,856,250. This amount will be recorded as compensation expense on a straight line basis over the term of the employment agreement. The Company recorded $432,460 of compensation expense related to these RSU’s through September 30, 2006.

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

RENTECH, INC.
Notes to Consolidated Financial Statements

Note 15—Accounting for Stock Based Compensation (continued)

On March 1, 2006, in connection with an employment agreement, we granted Richard Sheppard 235,000 RSU’s that are to be settled in shares of common stock of the Company. These RSU’s will vest over a three-year period such that one-third will vest on each of Mr. Sheppard’s one year, two year and three year anniversary dates of his vesting commencement date of March 1, 2006, subject to partial or complete acceleration under certain circumstances, including termination without cause, ends his employment for good reason or upon a change in control (in each case as defined in the agreement). If Mr. Sheppard is terminated without cause, ends his employment for good reason or we fail to offer to renew this agreement on competitive terms, we will be obligated to accelerate the vesting of a portion of the restricted stock unit grant. If a termination entitling Mr. Sheppard to severance occurs during the period of three months prior and two years after a change in control, the full restricted stock unit grant will vest. The Company determined the grant date fair value of the RSU’s to be $940,000. This amount will be recorded as compensation expense on a straight line basis over the term of the employment agreement. The Company recorded $182,778 of compensation expense related to these RSU’s through September 30, 2006.

On April 13, 2006, the Company’s Board of Directors granted a total of 72,000 restricted stock units (“RSU’s”) that are to be settled in shares of common stock of the Company to six directors as part of a board compensation package approved on April 13, 2006. The RSU’s vest in four equal increments on the last day of each quarter, for the next four fiscal quarters. The Company determined the grant-date fair value of the RSU’s to be $241,200, which will be recorded as board compensation expense on a straight line basis over the vesting period. The Company recorded $120,600 of board compensation expense related to these RSU’s through September 30, 2006.

On May 15, 2006, we entered into an employment agreement with I. Merrick Kerr to serve as the Chief Financial Officer and an Executive Vice President of the Company. The term of the employment agreement is for three years from May 15, 2006, subject to automatic renewal unless we or Mr. Kerr give prior notice. In connection with the agreement, we agreed to grant Mr. Kerr 325,000 RSU’s that are to be settled in shares of common stock of the Company. These RSU’s will vest over a three-year period such that one-third will vest on each of Mr. Kerr’s one year, two year and three year anniversary dates of his vesting commencement date of May 15, 2006, subject to partial or complete acceleration under certain circumstances, including termination without cause, ends his employment for good reason or upon a change in control (in each case as defined in the agreement). If Mr. Kerr is terminated without cause, ends his employment for good reason or we fail to offer to renew this agreement on competitive terms, we will be obligated to accelerate the vesting of a portion of the restricted stock unit grant. If a termination entitling Mr. Kerr to severance occurs during the period of three months prior and two years after a change in control, the full restricted stock unit grant will vest. The Company determined the grant date fair value of the RSU’s to be $1,462,500. This amount will be recorded as compensation expense on a straight line basis over the term of the employment agreement. The Company recorded $182,813 of compensation expense related to these RSU’s through September 30, 2006.

On June 19, 2006, the Company’s Board of Directors granted a total of 150,000 RSU’s to Colin M. Morris, the Company’s Vice President and General Counsel. These RSU’s will vest over a three-year period such that one-third will vest on each of the one year, two year and three year anniversary dates of the vesting commencement date of June 19, 2006. The Company determined the grant-date fair value of the RSU’s to be $648,000. This amount will be recorded as compensation expense on a straight line basis

RENTECH, INC.
Notes to Consolidated Financial Statements

Note 15—Accounting for Stock Based Compensation (continued)

over the term of the employment agreement. The Company recorded $63,000 of compensation expense related to these RSU’s through September 30, 2006.

RSU transactions during the year ended September 30, 2006 are summarized as follows:

Number of Shares
Outstanding at September 30, 2005	—
Granted	1,932,000
Canceled/Expired	(325,000)
Outstanding at September 30, 2006	1,607,000
RSU’s vested at September 30, 2006	36,000

Of the 1,607,000 RSU’s outstanding at September 30, 2006, 907,000 were granted pursuant to our 2006 Incentive Award Plan. The other 700,000 RSU’s were not granted pursuant to a stock option plan but were “inducement grants.”  Such grants may be made without prior shareholder approval pursuant to the rules of the American Stock Exchange if the grants are made to new employees as an inducement to joining the Company, the grants are approved by the company’s independent compensation committee and terms of the grants are promptly disclosed in a press release. For RSU’s granted during the year ended September 30, 2006, the Company recorded $1,569,462, in aggregate, of related stock-based compensation expense, included in general and administrative expense. The compensation expense reduced both basic and diluted earnings per share by $0.012 for the year ended September 30, 2006.

Note 16—Income Taxes

The Company has not recorded a provision for federal and state income taxes related to continuing operations for the years ended September 30, 2006, 2005 and 2004, due to operating losses in those years and a full valuation allowance of the cumulative net operating loss carryforwards.  At September 30, 2006, the Company had available net operating loss carry forwards of approximately $78,000,000 for federal tax reporting purposes. These operating loss carry forwards expire through 2026. Due to state rules and regulations, the amounts of net operating losses generated in the states of California and Illinois vary from the federal amount and have shorter carry forward periods.  The losses generated in these states expire in 10 years and 12 years, respectively.  The net operating loss carry forwards may be subject to various limitations imposed by the rules and regulations of the Internal Revenue Service and state taxing authorities.

During the fiscal year ended September 30, 2004, PML utilized its remaining state net operating loss carry forwards.  A state income tax expense from discontinued operations related to PML of $49,000 was established in the consolidated statement of operations for the year ended September 30, 2006.

Management is not able to determine if it is more likely than not that the deferred tax assets will be realized. The Company therefore has recorded a full valuation allowance against its deferred tax assets at September 30, 2006 and 2005.

RENTECH, INC.
Notes to Consolidated Financial Statements

Note 16—Income Taxes (continued)

The Company has approximately $1,100,000 in research and development credit carryforwards that will expire from fiscal 2020 to fiscal 2026. The credit carryforwards have also been offset by the valuation allowance at September 30, 2006.

The tax effect on the components is as follows:

	As of September 30,
	2006	2005
Net operating loss carry forwards	$28,667,000	$17,859,000
Accruals for financial statement purposes not allowed for income taxes—cash basis	1,144,000	224,000
Basis difference in prepaid expenses	(57,000)	—
Basis difference in investment in Dresser	681,000	687,000
Basis difference in investment in Advanced Technologies	871,200	997,000
Basis difference in other intangible assets	17,000	17,000
Basis difference relating to licensed technology	678,000	632,000
Basis difference in property and equipment	(2,054,000)	(380,000)
Basis difference in other assets	3,000	3,000
Basis difference in goodwill	(24,000)	(20,000)
Basis difference in technology rights	32,000	28,000
Basis difference in retirement payables	121,000	460,000
Basis difference in reserve for REN earn-out	370,000	373,000
Basis difference in product liabilities	28,000	28,000
Basis difference in deferred rent liability	23,000	—
Research & development credit	1,100,000	260,000
Stock Options 123R Adjustment	4,281,000	—
Debt Beneficial Conversions	107,000	—
Basis difference in investment in Sand Creek	7,000	7,000
	35,995,200	21,175,000
Valuation allowance	(35,995,200)	(21,175,000)
	$—	$—

RENTECH, INC.
Notes to Consolidated Financial Statements

Note 16—Income Taxes (continued)

A reconciliation of the income taxes at the federal statutory rate to the effective tax rate is as follows:

	For the Years Ended September 30,
	2006	2005	2004
Federal income tax benefit computed at the Federal statutory rate	$(14,748,000)	$(4,865,000)	$(2,452,000)
State income tax benefit net of Federal benefit	(1,219,600)	(421,400)	(220,000)
Other	356,400	(184,000)	251,000
Research & development credit	840,000	260,000	—
Change in valuation allowance	14,820,200	5,278,000	2,421,000
Income tax expense	$49,000	$67,600	$—

Note 17—Segment Information

The Company operates in two business segments as follows:

•       Nitrogen products manufacturing—The Company manufactures a variety of upgraded nitrogen fertilizer products.

•       Alternative fuels—The Company develops and markets processes for conversion of low-value, carbon-bearing solids or gases into valuable liquid hydrocarbons.

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

RENTECH, INC.
Notes to Consolidated Financial Statements

Note 17—Segment Information (Continued)

On March 8, 2005, the Company sold OKON, Inc. (OKON), which had been reported as the Company’s paint segment in previous filings. In addition, effective August 1, 2005, the Company sold its 56% ownership in REN Corporation (REN). REN had been reported as the Company’s industrial automation systems segment in previous filings. Effective for the fiscal year ended September 30, 2006, the Company committed to a plan to sell Petroleum Mud Logging, LLC, which had been reported as the Company’s oil and gas field services segment in previous filings. The results from these three businesses are excluded from the segment results, as they are included in discontinued operations in our Consolidated Statements of Operations and as assets and liabilities held for sale on our Consolidated Balance Sheets. Segment information for the prior periods has been reclassified to reflect this presentation (Note 4).

	For the Years Ended September 30,
	2006	2005	2004
Revenues
Nitrogen products manufacturing	$44,397,519	$—	$—
Alternative fuels	119,013	588,687	984,492
	$44,516,532	$588,687	$984,492
Operating loss
Nitrogen products manufacturing	$(1,319,780)	$—	$—
Alternative fuels	(38,099,090)	(11,880,027)	(5,401,029)
	$(39,418,870)	$(11,880,027)	$(5,401,029)
Depreciation and amortization
Nitrogen products manufacturing	$2, 435,123	$—	$—
Alternative fuels	516,028	444,030	461,530
	$2,951,151	$444,030	$461,530
Interest expense
Nitrogen products manufacturing	$249,458	$—	$—
Alternative fuels	2,152,939	2,874,661	856,732
	$2,402,397	$2,874,661	$856,732
Equity in net loss of investees:
Alternative fuels	$—	$735,815	$252,415
Expenditures for additions of long-lived assets
Nitrogen products manufacturing	$2,815,384	$—	$—
Alternative fuels	2,128,915	91,011	70,603
	$4,944,299	$91,011	$70,603

	As of September 30,
	2006	2005	2004
Investment in equity method investees
Alternative fuels	$—	$(19,278)	$(89,436)
Total assets
Nitrogen products manufacturing	$81,274,656	$—	$—
Alternative fuels	66,207,820	40,859,156	4,860,728
	$147,482,476	$40,859,156	$4,860,728

RENTECH, INC.
Notes to Consolidated Financial Statements

Note 17—Segment Information (Continued)

Revenues from external customers are shown below for groups of similar products and services:

	For the Years Ended September 30,
	2006	2005	2004
Revenues
Nitrogen products manufacturing	$44,397,519	$—	$—
Technical services	—	140,066	235,306
Feasibility studies	—	325,199	631,973
Rental income	119,013	123,422	117,213
	$44,516,532	$588,687	$984,492

Note 18—Valuation and Qualifying Accounts

	Balance at Beginning of Period	Charged to Expense	Deductions and Write-Offs	Balance at End of Period
Year Ended September 30, 2006
Allowance for doubtful accounts, from continuing operations	$125,755	$—	$—	$125,755
Allowance for doubtful accounts, from discontinued operations	10,500	—	—	10,500
Allowance for doubtful accounts	$136,255	$—	$—	$136,255
Deferred tax valuation account	$21,175,000	$14,820,200	$—	$35,995,200
Reserve for REN Earn-Out(1)	$1,000,000	$—	$—	$1,000,000
Year Ended September 30, 2005
Allowance for doubtful accounts, from continuing operations	$125,755	$—	$—	$125,755
Allowance for doubtful accounts, from discontinued operations	17,500	—	(7,000)	10,500
Allowance for doubtful accounts	$143,255	$—	$(7,000)	$136,255
Deferred tax valuation account	$15,897,000	$5,278,000	$—	$21,175,000
Reserve for REN Earn-Out(1)	$—	$1,000,000	$—	$1,000,000
Year Ended September 30, 2004
Allowance for doubtful accounts, from continuing operations	$—	$125,755	$—	$125,755
Allowance for doubtful accounts, from discontinued operations	17,500	—	—	17,500
Allowance for doubtful accounts	$17,500	$125,755	$—	$143,255
Deferred tax valuation account	$13,476,000	$2,421,000	$—	$15,897,000

(1)          Company recorded a reserve of $1,000,000 against the total earn-out receivable due to uncertainty surrounding the estimation of collections related to the Company’s sale of REN Corporation (Note 4).

RENTECH, INC.
Notes to Consolidated Financial Statements

Note 19—Related Party Transactions

During fiscal 2000, the Company began to defer the payment of a portion of the compensation of certain officers of the Company. As of September 30, 2006 and 2005, the Company had deferred compensation of $0 and $326,508.

During January 2003, the Company began to defer monthly salary payments to certain officers. These officers and the Company entered into convertible notes in the amount of such deferred salary payments. The notes bear interest at 9% and mature in twelve months, with all unpaid principal and interest due at that time. Within the first 120 days, the notes may be converted in whole or in part into unregistered common stock of the Company at a conversion rate of $0.45 per share if the closing market price for the Company’s common stock for three consecutive days exceeds $1.00 per share. After the first 120 days, the notes may be converted in whole or in part into unregistered common stock of the Company without respect to the closing market price of the Company’s common stock at a conversion rate of $0.45 per share for the deferrals between January 1, 2003 and March 31, 2003 and at the closing market price for all subsequent deferrals. On September 30, 2005, these convertible promissory notes were amended to extend the term to September 30, 2008 and to reduce the interest rate to the prime rate published by the Wall Street Journal. As of September 30, 2006 and 2005 the balance in these convertible notes was $169,482 and $199,109, respectively.

In addition to the related party disclosures in Notes 10, 13, 14 and 15, in fiscal 2006 and 2005, the Company incurred $0 and $44,213, respectively  in consulting services, which were paid to a company whose President was appointed a director of Rentech in fiscal 2005.

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
4.14

Form of Convertible Promissory Note issued under the 2003 private placement of convertible promissory notes (incorporated by reference to Exhibit 4.7 to Quarterly Report on Form 10-Q, for the quarterly period ended December 31, 2003, filed February 13, 2004).

4.15

Form of Stock Purchase Warrant issued under the 2003 private placement of convertible promissory notes (incorporated by reference to Exhibit 4.8 to Quarterly Report on Form 10-Q, for the quarterly period ended December 31, 2003, filed February 13, 2004).

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

4.22

Warrant to Purchase 1,000,000 Shares of Common Stock with DKRW Advanced Fuels LLC, dated January 12, 2006 (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed January 19, 2006).

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

2

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

10.13	Services Contract, dated June 7, 2004, with Wyoming Business Council (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed June 7, 2004).
10.14

Memorandum of Understanding, dated April 29, 2005, with Baard Generation L.L.C (incorporated by reference to Exhibit 10.22 to Annual Report on Form 10-K for the year ended September 30, 2005 filed December 9, 2005).

10.15	Memorandum of Understanding, dated January 20, 2004, with Jacobs Engineering U.K. Limited (incorporated by reference to Exhibit 10 to Current Report on Form 8-K filed January 29, 2004).
10.16	Convertible Promissory Note, dated May 20, 2005, to Michael Ray (incorporated by reference to Exhibit 10.17 to Current Report on Form 8-K filed May 20, 2005).
10.17	Convertible Promissory Note, dated May 20, 2005, to David Zimel (incorporated by reference to Exhibit 10.18 to Current Report on Form 8-K filed May 20, 2005).
10.18	Stock Purchase Warrants (incorporated by reference to Exhibits 10.1 through 10.16 to Current Report on Form 8-K filed May 20, 2005).
10.19*	1990 Stock Option Plan (incorporated by reference to the exhibits to Form S-18 Registration Statement No. 33-37150).
10.20*	2005 Stock Option Plan (incorporated by reference to Exhibit 10.34 to Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2004 filed February 9, 2005).
10.21

Amendment effective March 1, 2005 to Stock Purchase Agreement, dated December 10, 2004, with Royster-Clark, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 3, 2005).

3

10.22

Amendment effective February 17, 2005 to Stock Purchase Agreement, dated December 10, 2004, between Rentech Development Corporation and Royster-Clark, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed February 22, 2005).

10.23

Amendment effective January 18, 2005 to Stock Purchase Agreement, dated December 10, 2004, between Rentech Development Corporation and Royster-Clark, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed January 27, 2005).

10.24

Stock Purchase Agreement, dated December 10, 2004, between Rentech Development Corporation and Royster-Clark, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed December 16, 2004).

10.25	Promissory Note with C. David Callaham (incorporated by reference to the Exhibit 10.2 to Form 8-K filed December 10, 2004).
10.26

Form of Distribution Agreement by and between Rentech Development Inc. and Royster-Clark Resources LLC (incorporated by reference to Exhibit 10.40 to Annual Report on Form 10-K for the year ended September 30, 2005 filed December 9, 2005).**

10.27	Stock Option Agreement, dated December 10, 2004, with Royster-Clark Inc. (incorporated by reference to Exhibit 10.8 to Current Report on Form 8-K filed December 16, 2004).
10.28

Termination Agreement for FT Solutions, LLC dated January 10, 2006, by and between Headwaters Technology Innovation Group, Inc. and Rentech, Inc (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed January 17, 2006).

10.29	Master License Agreement with DKRW Energy LLC and DKRW Advanced Fuels LLC, dated January 12, 2006 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed January 19, 2006).**
10.30	License Agreement with Medicine Bow Fuel & Power, LLC, dated January 12, 2006 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed January 19, 2006).**
10.31	Project Development Participation Agreement with DKRW Advanced Fuels LLC, dated January 12, 2006 (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed January 19, 2006).
10.32*	Employment Agreement with D. Hunt Ramsbottom, Jr. dated January 20, 2006 (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed January 26, 2006).
10.32*	Employment Agreement with Douglas M. Miller dated January 20, 2006 (incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed January 26, 2006).
10.33*	Employment Agreement with Richard O. Sheppard dated March 1, 2006 (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed March 14, 2006).
10.34*	Employment Agreement with Kevin M. Smith dated January 20, 2006 (incorporated by reference to Exhibit 99.3 to Current Report on Form 8-K filed January 26, 2006).
10.35

First Amendment to the Stock Purchase Agreement dated November 5, 2005, by and between Rentech Development Corporation and Royster-Clark, Inc. (incorporated by reference to Exhibit 2.2 to Registration Statement on Form S-3 filed March 20, 2006).

10.36

Second Amendment to the Stock Purchase Agreement dated November 5, 2005, by and between Rentech Development Corporation and Royster-Clark Nitrogen, Inc. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed March 14, 2006).

10.37

Third Amendment to the Stock Purchase Agreement dated November 5, 2005, by and between Rentech Development Corporation and Royster-Clark Nitrogen, Inc. (incorporated by reference to Exhibit 2.2 to Current Report on Form 8-K filed March 14, 2006).

4

10.38*	2006 Incentive Award Plan (incorporated by reference to Exhibit E to the Company’s Definitive Proxy Statement filed on March 15, 2006).
10.39	Amendment to amended Rights Agreement dated April 13, 2006 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed April 18, 2006).
10.40	Indenture dated April 18, 2006, with Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed April 18, 2006).
10.41	Officers’ Certificate to Indenture dated April 18, 2006 to Indenture (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed April 18, 2006).
10.42	Form of 4.00% Convertible Senior Note Due 2013 (incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K filed April 18, 2006).
10.43*	Compensation Plan for Outside Directors (incorporated by reference to Item 1.01 to Current Report on Form 8-K filed April 19, 2006).
10.44	Lease Agreement dated as of April 21, 2006 with Center West (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed April 21, 2006).
10.45	Rider to the Lease Agreement dated as of April 21, 2006 with Center West (incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed April 21, 2006).
10.46

Financing Agreement dated as of April 26, 2006 by and between Rentech Energy Midwest Corporation and The CIT Group/Business Credit, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed May 2, 2006).

10.47*	Employment Agreement with I. Merrick Kerr dated May 15, 2006 (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed May 17, 2006).
10.48*	Form of Stock Option Grant Notice and Stock Option Agreement under 2006 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 20, 2006).
10.49*	First Amendment to the Rentech, Inc. 2006 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed September 14, 2006).
10.50	Equity Purchase Agreement dated November 15, 2006 with PML Exploration Services, LLC (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed November 16, 2006).
10.51

Commitment Letter by and among Rentech, Inc., Rentech Development Corporation. M.A.G Capital, LLC and Pentagon Bernini Fund, Ltd. Dated November 15, 2005 (incorporated by reference to exhibit 10.1 to Current Report on Form 8-K filed November 16, 2005).

14	Code of Ethics (incorporated by references to Exhibit 14 to Annual Report on Form 10-K for the year ended September 30, 2004 filed December 9, 2004).
21	Subsidiaries of Rentech, Inc.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 or Rule 15d-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 or Rule 15d-14(a).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*                    Management contract or compensatory plan or arrangement.

**             Certain portions of this Exhibit have been omitted and filed separately under an application for confidential treatment.

5