Form 10-K/A
period 2006-09-30
RENTECH INC /CO/
filed 2007-01-29
CIK 868725

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

At January 15, 2007, the number of outstanding shares of common stock was 142,272,477.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

EXPLANATORY NOTE

Rentech, Inc. (“Rentech”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended September 30, 2006, filed with the Securities and Exchange Commission on December 14, 2006 (the “Original 10-K”).

This Amendment is being filed to amend the Original 10-K to include the information required by Items 10 through 14 of Part III of Form 10-K. In addition, on the cover page, (i) the reference in the Original 10-K to the incorporation by reference of Rentech’s 2007 definitive proxy statement has been deleted and (ii) the information with respect to the number of outstanding shares of Rentech’s common stock (“Common Stock”) has been updated. Rentech is also updating its list of exhibits in Item 15 of this report to include the certifications specified in Rule 13(a)-14(a) under the Securities Exchange Act of 1934 required to be filed with this Amendment. Except for the foregoing amendments and updates, this Amendment does not modify or update the Original 10-K.

ii

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of Rentech and their ages and their positions with Rentech as of January 15, 2007, are as follows:

Name	Age	Position(s)
D. Hunt Ramsbottom	49	Chief Executive Officer, President and Director
Douglas M. Miller	46	Chief Operating Officer and Executive Vice President
I. Merrick Kerr	39	Chief Financial Officer and Executive Vice President
Richard T. Penning	51	Executive Vice President, Commercial Affairs
Richard O. Sheppard	58	Senior Vice President, Project Development
Geoffrey S. Flagg	36	Chief Accounting Officer
Colin M. Morris	34	Vice President, General Counsel and Secretary
Thomas L. Bury	64	Director
Ronald C. Butz	69	Director
Michael F. Ray	53	Director
Edward M. Stern	48	Director
Erich W. Tiepel	63	Director
Halbert S. Washburn	46	Director
Dennis L. Yakobson	70	Director and Chairman

Information Regarding Directors with Terms Expiring at the 2007 Annual Meeting of Shareholders:

Ronald C. Butz,Director—Mr. Butz has served as a Director of Rentech since 1984. In October 1989, Mr. Butz was appointed Vice President of Rentech, in June 1990 he was appointed Secretary, and in May 1998 he became Chief Operating Officer. In December 2005, he resigned from his position as Chief Operating Officer, Vice President and Secretary and currently serves as a Director. From 1984 to 1989, Mr. Butz was employed as President of Capital Growth, Inc., a privately-held Colorado corporation providing investment services and venture capital consulting. From 1982 to 1983, Mr. Butz was a shareholder, Vice President and Chief Operating Officer of World Agricultural Systems, Ltd., a privately-held Colorado corporation specializing in the international marketing of commodity storage systems. From 1966 to 1982, Mr. Butz was a practicing attorney in Denver, Colorado with the law firm of Grant, McHendrie, Haines and Crouse, P.C. He received a Bachelor of Science degree in Civil Engineering from Cornell University in 1961 and a Juris Doctor degree from the University of Denver in 1965.

Michael R. Ray, Director—Mr. Ray was appointed a member of our Board of Directors in May 2005. Mr. Ray founded and has served as President of ThioSolv, LLC since 2001. ThioSolv, LLC is in the business of developing and licensing technology. From 1995 to 2001, Mr. Ray served as Vice President of Business Development for Coastal Catalyst and Chemicals Division. Mr. Ray worked for Coastal Chem, Inc. as President from 1990 to 1995 and Vice President of Corporate Development and Administration from 1986 to 1990. From 1985 to 1986, Mr. Ray served as Vice President of Carbon Dioxide Marketing. Mr. Ray worked for Liquid Carbonic Corporation as Regional Operations Manager from 1981 to 1985 and Plant Manager from 1980 to 1981. Mr. Ray received his Bachelor of Science in Industrial Technology from Western Washington University and his Masters of Business Administration from Houston Baptist University. Mr. Ray previously served as a member of the Board of Directors of Coastal Chem, Inc., Cheyenne LEADS and Wyoming Heritage Society. Mr. Ray also served on Nitrogen Fertilizer Industry Ad Hoc Committee, University of Wyoming EPSCOR Steering Committee and Wyoming Governor’s committee for evaluating state employee compensation.

Edward M. Stern, Director—Mr. Stern was appointed as a member of our Board of Directors in December 2006. Since 2004, Mr. Stern has served as the President and Chief Executive Officer of Neptune

Regional Transmission System, LLC, a company which is constructing an undersea electric transmission system that will interconnect Sayreville, New Jersey with Long Island, New York. From 1991 through 2004, Mr. Stern was employed by Enel North America, Inc. (a subsidiary of Enel SpA, an Italian electric utility company) and its predecessor, CHI Energy, Inc., an energy company which owned or operated nearly one hundred power plants in seven countries, specializing in renewable energy technologies including hydroelectric projects and wind farms. While at Enel North America, Inc. and CHI Energy, Inc., Mr. Stern served as General Counsel and, commencing in 1999, as President, Director and Chief Executive Officer. Mr. Stern currently serves on the Board of Directors of Energy Photovoltaics, Inc., a Princeton, NJ based manufacturer of solar energy products and systems and Vertrue Incorporated (Nasdaq: VTRU), a provider of consumer and membership services through affinity marketing and online channels with over 6 million customers enrolled in its programs. Mr. Stern received B.A., J.D. and M.B.A. degrees from Boston University and is a member of the Massachusetts Bar and the Federal Energy Bar.

Information Regarding Directors with Terms Expiring in 2008:

Thomas L. Bury, Director—Mr. Bury was appointed a member of our Board of Directors in November 2004. He was a founding shareholder and served as Chief Financial Officer of Tecta America Corp., a member of the construction industry supplying aggregate building materials, from its organization in 1998 until completion in September 2000 of its merger that consolidated ten businesses in the construction industry. Since then he has advised investors on business valuations and acquisition strategies. Mr. Bury has over 30 years of experience as a financial officer, including financial disciplines in multi-division companies and development of planning and financial systems. He has extensive knowledge of treasury, banking, acquisitions, divestitures and corporate planning, as well as company and strategy valuation methods. Prior to founding Tecta America Corp., he was Chief Financial Officer of Redland PLC’s aggregate businesses in North America, and had responsibility for its financial functions from 1987 through 1998. From 1972 through 1987, Mr. Bury worked for Fischbach Corporation, primarily serving as Chief Financial Officer of its subsidiary, Natkin & Company, a $500 million nationwide mechanical contractor. He received his Bachelor of Science degree in Business Administration from Bowling Green State University. After serving in the U.S. Army in Vietnam, he received his Masters of Business Administration degree from Syracuse University.

Dennis L. Yakobson, Director and Chairman of the Board—Mr. Yakobson has served as a Director of Rentech and Chairman of the Board since 1983 and is one of the founders. In December 2005, he resigned from his position as Chief Executive Officer and currently serves as a Director. He was employed as Vice President of Administration and Finance of Nova Petroleum Corporation, Denver, Colorado, from 1981 to 1983. From 1979 to 1983, he served as a Director and Secretary of Nova Petroleum Corporation, Denver, Colorado. He resigned from those positions in November 1983 to become a Director and assume the presidency of Rentech. From 1976 to 1981 he served as a Director, Secretary and Treasurer of Power Resources Corporation, Denver, a mineral exploration company, and was employed by it as Vice President-Land. From 1975 to 1976 he was employed by Wyoming Mineral Corporation in Denver as a contract administrator. From 1971 through 1975 he was employed by Martin Marietta Corporation, Denver, as marketing engineer in space systems. From 1969 to 1971 he was employed by Martin Marietta in a similar position. From 1960 to 1969 he was employed by Grumman Aerospace Corporation, his final position with it being contract administrator with responsibility for negotiation of prime contracts with governmental agencies. He is a Director of GTL Energy Pty Ltd., a private company based in Adelaide, Australia. He received a Bachelor of Science degree in Civil Engineering from Cornell University in 1959 and a Masters in Business Administration degree from Adelphi University in 1963.

Information Regarding Directors with Terms Expiring in 2009:

D. Hunt Ramsbottom, Chief Executive Officer, President and Director—Mr. Ramsbottom was appointed President and director of Rentech in September 2005 and Chief Executive Officer in December 2005. Mr. Ramsbottom had been serving as a consultant to Rentech since August 2005 under the terms of a Management Consulting Agreement Rentech entered into with Management Resource Center, Inc. Mr. Ramsbottom has over 25 years of experience building and managing growth companies. Prior to accepting his position at Rentech, Mr. Ramsbottom held various key management positions including: Principal and Managing Director of Circle Funding Group LLC, from 2004 to 2005; Chief Executive Officer and Chairman of M2 Automotive, Inc., from 1997 to 2004; and Chief Executive Officer of Thompson PBE (NASDAQ: THOM), from 1989 to 1997, which was acquired by FinishMaster, Inc. in 1997. On April 17, 2005, M2 Automotive, Inc. completed an assignment for the benefit of its creditors pursuant to a state law insolvency proceeding. Mr. Ramsbottom holds a Bachelor of Science degree from Plymouth State College.

Erich W. Tiepel, Director—Dr. Tiepel has served as a director of Rentech since 1983. Dr. Tiepel has 23 years of experience in all phases of process design and development, plant management and operations for chemical processing plants. Since 2005 Dr. Tiepel has been a principal of the environmental engineering company Golder Associates. From 1982 to 2005, Dr. Tiepel was a principal owner, president and director of Resource Technologies Group, Inc. (RTG), a privately owned company he founded. RTG is a high technology consulting organization specializing in process engineering, water treatment, hazardous waste remediation, and regulatory affairs. From 1977 to 1981 he was project manager for Wyoming Mineral Corporation, a subsidiary of Westinghouse Electric Corp., Lakewood, Colorado, where his responsibilities included management of the design, contraction and operation of ground water treatment systems for ground water cleanup programs. From 1971 to 1976 he was a principal project engineer for process research for Westinghouse Research Labs. From 1967 to 1971, he was a trainee of the National Science Foundation at the University of Florida in Gainesville, Florida. He obtained a Bachelor of Science degree in Chemical Engineering from the University of Cincinnati in 1967, and a Ph.D. in Chemical Engineering from the University of Florida in 1971.

Halbert S. Washburn, Director—Mr. Washburn was appointed as a director of Rentech in December 2005. Mr. Washburn has over 20 years of experience in the energy industry. Mr. Washburn has been the Co-Chief Executive Officer and a Director of BreitBurn GP, LLC, the general partner of BreitBurn Energy Partners L.P. (NASDAQ: BBEP), since March 2006. He is also the co-founder and has been the Co-Chief Executive Officer of BreitBurn Energy Company LP, the predecessor to BreitBurn Energy Partners L.P., and its predecessors since 1988. Mr. Washburn is responsible for BreitBurn’s oil and gas operations and co-manages BreitBurn’s acquisition and capital formation activities. Mr. Washburn currently serves on the Executive Committee of the Board of Directors of the California Independent Petroleum Association. He also served as Chairman of the Stanford University Petroleum Investments Committee and as Secretary and Chairman of the Wildcat Committee. Mr. Washburn holds a Bachelor of Science degree in Petroleum Engineering from Stanford University.

Executive Officers

Information concerning the business experience of Mr. Ramsbottom, who serves as President and Chief Executive Officer, is provided above.

Douglas M. Miller, Chief Operating Officer and Executive Vice President—Mr. Miller has served as Chief Operating Officer and Executive Vice President of Rentech since January 2006. Mr. Miller was employed by Unocal Corporation since 1991 through its acquisition by Chevron Corporation in October 2005, and for more than five years prior to the acquisition, served as Vice President, Corporate Development.

I. Merrick Kerr, Chief Financial Officer and Executive Vice President—Mr. Kerr was appointed our Chief Financial Officer, Executive Vice President and Treasurer in May 2006. Mr. Kerr was employed by Scottish Power PLC. from 1992 through October 2005 where he progressed through the company in both financial and commercial roles, culminating in his appointment as Chief Financial Officer of PPM Energy, a non-utility subsidiary of Scottish Power based in Portland, OR, in 2001. Mr. Kerr has a bachelor’s degree in accountancy and economics from the University of Edinburgh and is a member of the Institute of Chartered Accountants of Scotland.

Richard T. Penning, Executive Vice President, Commercial Affairs—Mr. Penning was appointed Executive Vice President, Commercial Affairs of Rentech in January 2007. Mr. Penning had served as a consultant to Rentech beginning in August 2006. Mr. Penning has over 30 years of business experience in the oil and chemical industries. Mr. Penning worked for 28 years with UOP, LLC until its acquisition by Honeywell, having held various management positions including: Vice President and General Manager of Ventures and Business Development from 2004 to 2005; and Vice President, Six Sigma and Supply Chain from 2002 until 2004. Previously he held leadership roles in the catalyst and marketing areas of UOP, LLC. Mr. Penning obtained a Bachelor of Science degree in Chemical Engineering from Case Western Reserve University and a Master of Business Administration degree from the University of Chicago Graduate School of Business.

Richard O. Sheppard, Senior Vice President, Project Development—Mr. Sheppard joined Rentech in January 1998 as Director of Sales and Marketing of our Rentech Process, served as President of Rentech Development Corporation from April 2004 to March 2006, and was appointed Senior Vice President, Project Development on December 15, 2005. Prior to joining Rentech, he was engaged in the project development of independent electrical power plants ranging in size from 25 megawatts to 250 megawatts in the United States, South America, and Central America. He held positions as Vice President Development with Flatiron Constructors from 1996 to 1999, Wellhead Electric Co. from 1992 to 1996, and Ultrasystems Power Corporation and Engineers from 1988 to 1992. Previous employers were Kaiser Power Corporation from 1983 to 1988, and Merck Chemical (Calgon) International from 1974 to 1983. Mr. Sheppard was a Lieutenant in the United States Navy from 1969 to 1974. He obtained a Bachelor of Science degree in Chemical Engineering from the University of Idaho in 1969 and earned a Master of Business Administration degree in Finance and Marketing from St. Mary College, California, in 1980.

Geoffrey S. Flagg, Chief Accounting Officer—Mr. Flagg was appointed Chief Accounting Officer of Rentech in January 2006. Mr. Flagg served as our Chief Financial Officer from January 2004 to January 2006. Mr. Flagg has been involved in auditing and accounting of publicly traded companies since 1996. From September 1996 through June 2000, he was an Audit Associate at the national accounting firm of BDO Seidman, L.L.P. While there, he was responsible for planning, performing and managing financial statement audits for a variety of public and private companies, including our annual audit and quarterly reviews. From June 2000 through January 2001, he was the controller of Wholetree.com, a software development company. From January 2001 through December 2003, Mr. Flagg served as our corporate controller. He received a Bachelor of Science degree in Accounting from the University of Colorado at Denver in 1996.

Colin M. Morris, Vice President, General Counsel and Secretary—Mr. Morris has served as the Vice President, General Counsel and Secretary of Rentech since June 2006. Mr. Morris practiced Corporate and Securities Law at the Los Angeles office of Latham & Watkins LLP from June 2004 to May 2006. From September 2000 to May 2004 Mr. Morris practiced Corporate and Securities Law in the Silicon Valley office of Wilson, Sonsini, Goodrich and Rosati. Prior to that Mr. Morris practiced Corporate and Securities Law in the Silicon Valley office of Pillsbury Winthrop Shaw Pittman LLP. Mr. Morris received an A.B. degree in Government from Georgetown University and a J.D. from the University of California, Berkeley, Boalt Hall School of Law.

Audit Committee and Audit Committee Financial Expert

The Board of Directors has a standing Audit Committee. The Board of Directors has determined that each member of the Audit Committee is “independent” within the meaning of the rules of the Securities and Exchange Commission and the American Stock Exchange.

The charter of our Audit Committee is available on the Corporate Governance section of our website at http://www.rentechinc.com. The Board of Directors regularly reviews developments in corporate governance and modifies the charter as warranted. Modifications are reflected on our website at the address previously given. Information contained on our website is not incorporated into and does not constitute a part of the Original 10-K or this Amendment. Our website address referenced above is intended to be an inactive textural reference only and not an active hyperlink to the website.

The Audit Committee of the Board of Directors has been delegated responsibility for reviewing with the independent auditors the plans and results of the audit engagement; reviewing the adequacy, scope and results of the internal accounting controls and procedures; reviewing the degree of independence of the auditors; reviewing the auditors’ fees; and recommending the engagement of the auditors to the full Board of Directors.

The Audit Committee currently consists of Mr. Bury, Mr. Washburn and Dr. Tiepel. The Board of Directors has determined that a member of the Audit Committee of the Board of Directors, Thomas L. Bury, qualifies as an “audit committee financial expert” as defined by the rules of the Securities and Exchange Commission.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Rentech’s executive officers and directors, and persons who own more than ten percent of a registered class of Rentech’s equity securities (collectively, “Insiders”), to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (the “SEC”). Insiders are required by SEC regulations to furnish Rentech with copies of all Section 16(a) forms they file. To Rentech’s knowledge, based solely on its review of the copies of such reports furnished to Rentech or written representations from certain Insiders that they were not required to file a Form 5 to report previously unreported ownership or changes in ownership, we believe that, during our fiscal year ending September 30, 2006, the Insiders complied with all such filing requirements, except as follows: Ronald C. Butz reported late a sale of stock under a 10b5-1 plan in March 2006 and the acquisition of a convertible promissory note in September 2006; Dennis L. Yakobson reported late gifts of stock and the acquisition of a convertible promissory note in September 2006; Richard O. Sheppard reported late the acquisition of an unvested restricted stock unit in March 2006; and our nonemployee directors reported late the acquisition of unvested stock options in April 2006.

Code of Ethics

Rentech has adopted a code of ethics that applies to Rentech’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the code of ethics is filed as an exhibit to Rentech’s annual report on Form 10-K for the fiscal year ended September 30, 2004 and is available on the Corporate Governance Section of our website at www.rentechinc.com.  Our website address referenced above is not intended to be an active hyperlink, and the contents of our website shall not be deemed to be incorporated herein.

ITEM 11.   EXECUTIVE COMPENSATION

Compensation

The following tables and accompanying notes show the compensation paid by us or any of our subsidiaries during the fiscal years indicated, to our chief executive officer and our four most highly compensated executive officers other than the chief executive officer.

Summary Compensation Table

					Long-Term Compensation Awards		Payouts
	Annual Compensation			Other Annual	Restricted Stock	Securities Underlying	LTIP	(10) All Other
Name and Principal Position	Year	Salary ($)	Bonus ($)	Compensation ($)	Award(s) ($)	Options/SARs (#)	Payouts ($)	Compensation ($)
D. Hunt Ramsbottom	2006	$342,917	$444,000	—	$2,227,500	250,000	—	—
Chief Executive Officer(1)	2005	—	—	—	—	—	—	—
	2004	—	—	—	—	—	—	—
Dennis L. Yakobson	2006	$109,490	—	—	$40,200	15,000	—	—
Former Chief Executive	2005	$263,798	—	$23,012	—	645,000	—	$901,086
Officer(2)(3)(4)	2004	$256,497	—	$24,650	—	25,000	—	—
Douglas M. Miller	2006	$209,231	$146,250	—	$1,856,250	130,000	—	—
Chief Operating Officer(5)	2005	—	—	—	—	—	—	—
	2004	—	—	—	—	—	—	—
Richard O. Sheppard	2006	$192,708	$120,000	—	$940,000	50,000	—	—
Senior Vice President—	2005	$156,825	—	$16,025	—	35,000	—	—
Project Development(6)(7)	2004	$129,150	—	$14,961	—	65,000	—	—
Geoffrey S. Flagg	2006	$163,600	$74,160	—	—	70,000	—	—
Chief Accounting Officer(8)	2005	$154,125	—	$15,498	—	50,000	—	—
	2004	$127,417	—	$13,519	—	65,000	—	—
I. Merrick Kerr	2006	$100,394	$129,375	—	$1,462,500	75,000	—	—
Chief Financial Officer(9)	2005	—	—	—	—	—	—	—
	2004	—	—	—	—	—	—	—

             (1)    Pursuant to an employment agreement with D. Hunt Ramsbottom the Company granted Mr. Ramsbottom 450,000 restricted stock units (“RSU’s”) that may be settled in shares of common stock of the Company. These RSU’s will vest over a three-year period such that one-third will vest on each of Mr. Ramsbottom’s one year, two year and three year anniversary dates of his vesting commencement date of December 15, 2005. If Mr. Ramsbottom is terminated without cause, ends his employment for good reason or we fail to offer to renew this agreement on competitive terms, we will be obligated to accelerate the vesting of a portion of the restricted stock unit grant. In the event of a change in control, the full restricted stock unit grant will vest. The Company determined the grant date fair value of the RSU’s to be $2,227,500.

             (2)    Of the salary amounts, $0, $9,380 and $5,903, were non-funded deferred compensation as of September 30, 2006, 2005, and 2004, respectively, with a balance of non-funded deferred compensation as of September 30, 2006, 2005 and 2004 of $0, $196,358 and $244,455, respectively. Of the salary amounts, $0, $0 and $65,468 were non-funded notes payable to a related party with a balance of $84,792, $80,518 and $74,819 as of September 30, 2006, 2005 and 2004, respectively, including accrued interest. Mr. Yakobson’s salary amount for fiscal 2006 reflects compensation earned and does not reflect the remaining payments pursuant to the retirement package dated September 30, 2005 which will end in fiscal year ended September 30, 2007. Of the other annual compensation amounts, for the years ended September 30, 2005 and 2004, respectively, $9,000 and $9,000 were for an auto allowance, $6,699 and $8,450 were for reimbursed medical expenses and $7,313 and $7,200 were for employer 401(k) match.The other annual compensation amounts, including perquisites and other personal benefits, did not exceed the reporting threshold (the lesser of $50,000 or 10% annual salary and bonus) for the year ended September 30, 2006. Of the $901,086 of accrued compensation expenses made pursuant to Mr. Yakobson’s retirement package, the following amounts were paid in fiscal 2006: $66,386 in lieu of certain benefits and bonus opportunities that would have accrued under his employment agreement and $132,772 related to his severance pay.In addition, he was paid $90,000 in fiscal 2006 related to his consulting agreement.

             (3)    Mr. Yakobson retired from his position as Chief Executive Officer effective December 15, 2005. Mr. Yakobson remained as an employee in a non-executive officer capacity through December 31, 2005. From January 1, 2006 through the end of fiscal year 2006, Mr. Yakobson was paid $10,000 per month according to the terms of his consulting agreement which is reflected in “All Other Compensation.”

             (4)    On April 13, 2006, the Company’s Board of Directors granted a total of 12,000 restricted stock units that are to be settled in shares of common stock of the Company to Mr. Yakobson as part of a board compensation package approved on April 13, 2006. The RSU’s vest in four equal increments on the last day of each fiscal quarter following the grant date. The Company determined the grant date fair value of the RSU’s to be $40,200.

             (5)    Pursuant to an employment agreement with Douglas M. Miller the Company granted Mr. Miller 375,000 RSU’s that may be settled in shares of common stock of the Company. These RSU’s will vest over a three-year period such that one-third will vest on each of Mr. Miller’s one year, two year and three year anniversary dates of his vesting commencement date of January 20, 2006. If Mr. Miller is terminated without cause, ends his employment for good reason or we fail to offer to renew this agreement on competitive terms, we will be obligated to accelerate the vesting of a portion of the restricted stock unit grant. In the event of a change in control, the full restricted stock unit grant will vest. The Company determined the grant date fair value of the RSU’s to be $1,856,250.

             (6)    Pursuant to an employment agreement with Richard Sheppard the Company granted Mr. Sheppard 235,000 RSU’s that may be settled in shares of common stock of the Company. These RSU’s will vest over a three-year period such that one-third will vest on each of Mr. Sheppard’s one year, two year and three year anniversary dates of his vesting commencement date of March 1, 2006. If Mr. Sheppard is terminated without cause, ends his employment for good reason or we fail to offer to renew this agreement on competitive terms, we will be obligated to accelerate the vesting of a portion of the restricted stock unit grant. In the event of a change in control, the full restricted stock unit grant will vest. The Company determined the grant date fair value of the RSU’s to be $940,000.

             (7)    Of the other annual compensation amounts, for the years ended September 30, 2005 and 2004, respectively, $9,000 and $9,000 was for an auto allowance, $0, and $0 were for reimbursed medical expenses and  $7,025, and $5,961 were for employer 401(k) match. The other annual compensation amounts, including perquisites and other personal benefits, did not exceed the reporting threshold (the lesser of $50,000 or 10% annual salary and bonus) for the year ended September 30, 2006.

             (8)    Of the other annual compensation amounts, for the years ended September 30, 2005 and 2004, respectively, $9,000 and $7,450 was for an auto allowance, and  $6,498, and $6,069 were for employer 401(k) match. The other annual compensation amounts, including perquisites and other personal benefits, did not exceed the reporting threshold (the lesser of $50,000 or 10% annual salary and bonus) for the year ended September 30, 2006.

             (9)    Pursuant to an employment agreement with I. Merrick Kerr the Company granted Mr. Kerr 325,000 RSU’s that may be settled in shares of common stock of the Company. These RSU’s will vest over a three-year period such that one-third will vest on each of Mr. Kerr’s one year, two year and three year anniversary dates of his vesting commencement date of May 15, 2006. If Mr. Kerr is terminated without cause, ends his employment for good reason or we fail to offer to renew this agreement on competitive terms, we will be obligated to accelerate the vesting of a portion of the restricted stock unit grant. In the event of a change in control, the full restricted stock unit grant will vest. The Company determined the grant date fair value of the RSU’s to be $1,462,500.

             (10)  Refer to the section of this Amendment captioned, “Certain Relationships and Related Party Transactions,” for details of these amounts.

Option/SAR Grants

The following table sets forth information with respect to the named executives concerning the grant of stock options and/or limited SARs during the last fiscal year. All the options were granted at the fair market value on the date of grant as determined by the Board of Directors.

Option/SAR Grants in Last Fiscal Year

	Individual Grants
	Number of Securities Underlying	% of Total Options/SARs Granted to	Exercise or		Grant Date Value
Name	Options/SARs Granted (#)	Employees in Fiscal Year	Base Price ($/Sh)	Expiration Date	Grant Date Present Value(3)
D. Hunt Ramsbottom(1)	250,000	16.2%	$4.15	07/13/2016	$613,512
Dennis L. Yakobson(2)	15,000	1.0%	$3.35	04/12/2012	$22,345
Douglas M. Miller(1)	130,000	8.4%	$4.15	07/13/2016	$319,026
Richard O. Sheppard(1)	50,000	3.2%	$4.15	07/13/2016	$122,702
Geoffrey S. Flagg (1)	70,000	4.5%	$4.15	07/13/2016	$171,783
I. Merrick Kerr (1)	75,000	4.9%	$4.15	07/13/2016	$184,053

(1)          The options vest over a three-year period such that one-third will vest on each one year, two year and three year anniversary of the date of grant.

(2)          The options vest one year from the grant date.

(3)          Calculated using the Black-Scholes Option Pricing model with the following assumptions used for grants in 2006: dividend yield of 0 percent; expected volatility of 58 to 61 percent; risk free interest rates of 4.90 to 5.03 percent; and expected lives of 3.0 to 6.5 years.

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

The following table sets forth information with respect to the named executive officers, concerning the exercise of options and SARs during the last fiscal year and unexercised options and SARs held as of the end of the last fiscal year.

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY-End Exercisable/ Unexercisable (#)			(1) Value of Unexercised In-the-Money Options/SARs at FY-End Exercisable/Unexercisable ($)
D. Hunt Ramsbotton	—	—	—	/	250,000	—	/	$120,000
Dennis L. Yakobson	220,000	$338,600	570,000	/	15,000	$1,197,000	/	$19,200
Douglas M. Miller	—	—	—	/	130,000	—	/	$62,400
Richard O. Sheppard	10,000	$31,500	150,000	/	50,000	$548,750	/	$24,000
Geoffrey S. Flagg	10,000	$32,000	125,000	/	70,000	$445,500	/	$33,600
I. Merrick Kerr	—	—	—	/	75,000	—	/	$36,000

(1)          Computed based upon the difference between the stock option exercise prices and $4.63, the closing price of Rentech’s common stock on September 30, 2006.

Equity Compensation Plan Information

The following table provides information as of September 30, 2006 with respect to our compensation plans, including individual compensation arrangements, under which our equity securities are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	4,521,000	$2.22	1,807,000
Equity compensation plans not approved by security holders	4,820,274	$1.39	—
Total	9,341,274	$1.80	1,807,000

The equity securities issued as compensation under shareholder approved compensation plans consist of stock options and restricted stock units. The equity securities issued as compensation without shareholder approval consist of stock options, stock purchase warrants and restricted stock units. The stock options and stock purchase warrants have exercise prices equal to the fair market value of our common stock, as reported by the American Stock Exchange or the Nasdaq Bulletin Board, as of the date the securities were granted. The options and warrants may be exercised for a term ranging from five to ten years after the date they were granted. For a narrative description of the material terms of the equity compensation plans and other compensation arrangements summarized in the above table, please see the section entitled “Accounting for Stock Based Compensation” in note 15 to our consolidated financial statements included in the Original 10-K.

Director Compensation

Directors who are employees of Rentech are not paid fees for their services. Effective April 2006, the compensation plan for nonemployee directors provides for an annual retainer of $20,000 to be paid quarterly to each outside director. Additional cash compensation is provided for participation in committees of the Board, up to a maximum of $15,000 per year for all committee work. The Chairman of the Board and the Chairman of the Audit Committee receive $15,000 per year; the Chairman of the Compensation and the Chairman of the Nominating Committee receive $7,500 per year; and regular committee members receive $4,000 per year. Directors are reimbursed for reasonable out-of-pocket expenses incurred in their capacity as directors. No additional cash fees are paid to directors for attendance at Board or committee meetings.

Each new nonemployee member of the Board shall be granted a five-year, fully-vested option to purchase 20,000 shares of the Company’s common stock at the fair market value of the Company’s common stock on the date of grant, as determined in accordance with the Company’s 2006 Incentive Award Plan (the “Incentive Plan”). Each outside director serving immediately following the Company’s annual meeting of shareholders shall also be granted the number of shares of restricted Company common stock obtained by dividing $40,000 by the fair market value of the Company’s common stock on the date of grant, as determined in accordance with the Incentive Plan, rounded up to the nearest 100 shares. The restricted stock awards will vest in four equal installments on the last day of each of the Company’s first four fiscal quarters following the date of grant, subject to the director’s continued Board service through each such date. Each nonemployee director serving immediately following the Company’s annual meeting of shareholders shall also be granted a stock option with a six-year term to purchase 15,000 shares of the Company’s common stock at an exercise price equal to the fair market value of a share of the Company’s common stock on the date of grant, determined in accordance with the Incentive Plan. The stock option will vest in a single installment on the one year anniversary of the date of grant, subject to the director’s continued Board service through such date.

Prior to April 2006, nonemployee directors were granted shares of Rentech’s common stock as payment during the last fiscal year, at the rate of 40,000 shares each for a year of service as a director. In addition, from December 2005 to April 2006, the Company paid each nonemployee director $1,000 for attending each physical meeting of the Board of Directors and $500 for attending each meeting of the Board of Directors held by conference call.

Employment Contracts

Executive officers generally are elected at the annual director meeting immediately following the annual shareholder meeting. Any officer or agent elected or appointed by the Board of Directors may be removed by the Board whenever in its judgment our best interests will be served thereby, without prejudice to contractual rights, if any, of the person so removed.

We have entered into employment agreements with certain of our named executive officers including, Messrs. Rambsbottom, Miller, Sheppard and Kerr, which are described below. In addition, on September 30, 2005 we entered into a retirement arrangement with Mr. Yakobson (see “Certain Relationships and Related Party Transactions”).

On January 20, 2006, we entered into an employment agreement with D. Hunt Ramsbottom to serve as the Chief Executive Officer and President of Rentech. The term of the employment agreement is for three years from December 15, 2005, subject to automatic renewal unless we or Mr. Ramsbottom give prior notice. The agreement provides for base compensation of $370,000 per year, subject to annual cost of living adjustments, provides Mr. Ramsbottom with the opportunity to earn an annual cash bonus, and provides for his participation in our standard benefit programs and the reimbursement of specified expenses. Also in connection with the agreement, we agreed to grant Mr. Ramsbottom 450,000 restricted stock units that are to be settled in shares of common stock of Rentech. These restricted stock units will vest over a three-year period such that one-third will vest on each of Mr. Ramsbottom’s one year, two year and three year anniversary dates of his vesting commencement date of December 15, 2005, subject to partial or complete acceleration under certain circumstances, including termination without cause, termination for good reason or upon a change in control (in each case as defined in the agreement). If Mr. Ramsbottom is terminated without cause, terminates for good reason or we fail to offer to renew this agreement on competitive terms, we will be obligated to pay Mr. Ramsbottom severance including base salary continuation for 24-months, a target bonus for the year of termination equal to his then-applicable base salary, continuation of his health care benefits, and acceleration of the vesting of a portion of the restricted stock unit grant. If a termination entitling Mr. Ramsbottom to severance occurs during the period of three months prior and two years after a change in control, the severance payment will be made in a lump sum, the bonus component will be increased to the extent the most recent prior actual annual bonus earned by Mr. Ramsbottom exceeded his then applicable annual base salary. Upon a change of control the full restricted stock unit grant will vest. In addition, in the event any federal excise tax is payable with respect to any payment due to Mr. Ramsbottom upon a change in control, we have agreed to pay such excise tax, including a grossup payment. Subject to the severance obligations contained in the agreement, we may terminate Mr. Ramsbottom’s employment at any time. Mr. Ramsbottom also executed a corporate confidentiality and proprietary rights agreement.

On January 20, 2006, we entered into an employment agreement with Douglas M. Miller to serve as the Chief Operating Officer and an Executive Vice President of Rentech. The term of the employment agreement is for three years from January 20, 2006, subject to automatic renewal unless we or Mr. Miller give prior notice. The agreement provides for base compensation of $300,000 per year, subject to annual cost of living adjustments, provides Mr. Miller with the opportunity to earn an annual cash bonus, and provides for his participation in our standard benefit programs and the reimbursement of specified expenses. Also in connection with the agreement, we agreed to grant Mr. Miller 375,000 restricted stock units that are to be settled in shares of common stock of Rentech. These restricted stock units will vest over a three-year period such that one-third will vest on each of Mr. Miller’s one year, two year and three year anniversary dates of his vesting commencement date of January 20, 2006, subject to partial or complete acceleration under certain circumstances, including termination without cause, termination for good reason or upon a change in control (in each case as defined in the agreement). If Mr. Miller is terminated without cause, terminates for good reason or we fail to offer to renew this agreement on competitive terms, we will be obligated to pay Mr. Miller severance including base salary continuation for 12-months, a target bonus for the year of termination equal to his then-applicable base salary, continuation of his health care benefits, and acceleration of the vesting of a portion of the restricted stock unit grant. If a termination entitling Mr. Miller to severance occurs during the period of three months prior and two years after a change in control, the severance payment will be made in a lump sum, the bonus component will be increased to the extent the most recent prior actual annual bonus earned by Mr. Miller exceeded his then applicable annual base salary. Upon a change of control the full restricted stock unit grant will vest. In addition, in the event any federal excise tax is payable with respect to any payment due to Mr. Miller upon a change in control, we have agreed to pay such excise tax, including a gross-up payment. Subject to the severance obligations contained in the agreement, we may terminate Mr. Miller’s employment at any time. Mr. Miller also executed a corporate confidentiality and proprietary rights agreement.

We entered into an employment agreement dated March 1, 2006 with Richard O. Sheppard to serve as Senior Vice President, Project Development of Rentech. The term of the employment agreement is for three years from March 1, 2006, subject to automatic renewal unless we or Mr. Sheppard give prior notice. The agreement provides for base compensation of $200,000 per year, subject to annual cost of living adjustments, provides Mr. Sheppard with the opportunity to earn an annual cash bonus, and provides for his participation in our standard benefit programs and the reimbursement of reasonable business expenses. Also in connection with the agreement, we agreed to grant Mr. Sheppard 235,000 restricted stock units that are to be settled in shares of common stock of Rentech. These restricted stock units will vest over a three-year period such that one-third will vest on each of Mr. Sheppard’s one year, two year and three year anniversary dates of his vesting commencement date of March 1, 2006, subject to partial or complete acceleration under certain circumstances, including termination without cause, termination for good reason or upon a change in control (in each case as defined in the agreement). If Mr. Sheppard is terminated without cause, terminates for good reason or we fail to offer to renew this agreement on competitive terms, we will be obligated to pay Mr. Sheppard severance including base salary continuation for 12-months, a target bonus for the year of termination equal to his then-applicable base salary, continuation of his health care benefits, and acceleration of the vesting of a portion of the restricted stock unit grant. If a termination entitling Mr. Sheppard to severance occurs during the period of three months prior and two years after a change in control, the severance payment will be made in a lump sum, the bonus component will be increased to the extent the most recent prior actual annual bonus earned by Mr. Sheppard exceeded his then applicable annual base salary. Upon a change of control the full restricted stock unit grant will vest. In addition, in the event any federal excise tax is payable with respect to any payment due to Mr. Sheppard upon a change in control, we have agreed to pay such excise tax, including a gross-up payment. Subject to the severance obligations contained in the agreement, we may terminate Mr. Sheppard’s employment at any time. Mr. Sheppard has also executed a corporate confidentiality and proprietary rights agreement.

On May 11, 2006, we entered into an employment agreement dated May 15, 2006 with I. Merrick Kerr to serve as Chief Financial Officer and Executive Vice President of Rentech. The term of the employment agreement is for three years from May 15, 2006, subject to automatic renewal unless we or Mr. Kerr give prior notice. The agreement provides for base compensation of $265,000 per year, subject to annual cost of living adjustments, provides Mr. Kerr with the opportunity to earn an annual cash bonus, and provides for his participation in our standard benefit programs and the reimbursement of reasonable business expenses. Also in connection with the agreement, we agreed to pay Mr. Kerr a one-time commencement payment of $30,000 payable within 30 days of May 15, 2006, and to grant Mr. Kerr 325,000 restricted stock units that are to be settled in shares of common stock of Rentech. These restricted stock units will vest over a three-year period such that one-third will vest on each of Mr. Kerr’s one year, two year and three year anniversary dates of his vesting commencement date of May 15, 2006, subject to partial or complete acceleration under certain circumstances, including termination without cause, termination for good reason or upon a change in control (in each case as defined in the agreement). If Mr. Kerr is terminated without cause, terminates for good reason or we fail to offer to renew this agreement on competitive terms, we will be obligated to pay Mr. Kerr severance including base salary continuation for 12-months, a target bonus for the year of termination equal to his then-applicable base salary, continuation of his health care benefits, and acceleration of the vesting of a portion of the restricted stock unit grant. If a termination entitling Mr. Kerr to severance occurs during the period of three months prior and two years after a change in control, the severance payment will be made in a lump sum, the bonus component will be increased to the extent the most recent prior actual annual bonus earned by Mr. Kerr exceeded his then applicable annual base salary. Upon a change of control the full restricted stock unit grant will vest. In addition, in the event any federal excise tax is payable with respect to any payment due to Mr. Kerr upon a change in control, we have agreed to pay such excise tax, including a gross-up payment. Subject to the severance obligations contained in the agreement, we may terminate Mr. Kerr’s employment at any time. Mr. Kerr has also executed a corporate confidentiality and proprietary rights agreement.

401(k) Plan

We have a 401(k) plan. Employees who are at least 21 years of age are eligible to participate in the plan and share in the employer matching contribution. The employer is currently matching 75% of the first 6% of the participant’s salary deferrals. All participants who have completed 1,000 hours of service and who are employed on the last day of the plan year are eligible to share in the non-matching employer contributions. Employer matching and non-matching contributions vest immediately in years in which the plan is not top-heavy. During years in which the plan is top-heavy, employer matching and non-matching contributions vest 100% after three years of service. We contributed $347,547, $183,244 and $143,963 to the plan for the years ended September 30, 2006, 2005, and 2004.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of Rentech’s common stock as of January 15, 2007 by (i) all persons who own of record or are known to Rentech to beneficially own more than 5% of the issued and outstanding shares of Rentech’s common stock and (ii) each director and named officer named in the tables under “Executive Compensation,” and by all executive officers and directors as a group:

Directors and Executive Officers(1)(2)	Amount and Nature of Beneficial Ownership(3)	Percent of Class
Thomas L. Bury	90,000	*
Ronald C. Butz(4)	1,284,036	*
Geoffrey S. Flagg	135,600	*
I. Merrick Kerr	—	*
Douglas M. Miller	125,000	*
Colin M. Morris	—	*
Richard T. Penning	—	*
D. Hunt Ramsbottom(5)(6)	2,161,540	1.5%
Michael F. Ray(7)	251,075	*
Richard O. Sheppard	273,333	*
Edward M. Stern	30,000	*
Erich W. Tiepel	654,725	*
Halbert S. Washburn	29,000	*
Dennis L. Yakobson	1,322,114	*
All Directors and Executive Officers as a Group (14 persons)	6,356,423	4.5%

Beneficial Owners of More than 5%	Amount and Nature of Beneficial Ownership	Percent of Class
BlackRock, Inc.(8)	17,565,000	12.3%
C. David Callaham(9)	9,933,568	7.0%
M.A.G. Capital, LLC(10)	11,878,256	8.3%
Merrill Lynch & Co., Inc. (On behalf of Merrill Lynch Investment Managers)(11)	14,479,000	10.2%
Wellington Management Company, LLP(12)	13,776,400	9.7%

*                          Less than 1%.

(1)                Except as otherwise noted and subject to applicable community property laws, each shareholder has sole voting and investment power with respect to the shares beneficially owned. The business address of each director and executive officer is c/o Rentech, Inc., 10877 Wilshire Blvd., Suite 710, Los Angeles, CA 90024.

(2)                If a person has the right to acquire shares of common stock subject to options and other convertible securities within 60 days of January 15, 2007, then such shares are deemed outstanding for purposes of computing the percentage ownership of that person, but are not deemed outstanding for purposes of computing the percentage ownership of any other person. The following shares of common stock subject to stock options, warrants, restricted stock units and convertible promissory notes may be acquired within 60 days of January 15, 2007 and are included in the table above:

•               Thomas L. Bury—80,000 under options;

•               Ronald C. Butz—320,000 under options and 102,837 under convertible promissory notes;

•               Geoffrey S. Flagg—125,000 under options;

•               Douglas M. Miller—125,000 under restricted stock units;

•               D. Hunt Ramsbottom—2,082,500 under warrants;

•               Michael F. Ray—40,000 under options and 82,248 under warrants;

•               Richard O. Sheppard—150,000 under options and 78,333 under restricted stock units;

•               Edward M. Stern—20,000 under options;

•               Erich W. Tiepel—140,000 under options;

•               Halbert S. Washburn—20,000 under options; and

•               Dennis L. Yakobson—510,000 under options and 152,860 under convertible promissory notes.

       (3)   Information with respect to beneficial ownership is based upon information furnished by each shareholder or contained in filings with the Securities and Exchange Commission.

       (4)   Includes 295,000 shares owned by Mr. Butz’s spouse as to which Mr. Butz disclaims beneficial ownership.

       (5)   Includes a warrant held by East Cliff Advisors, LLC for 2,082,500 shares which have vested and excludes a warrant held by East Cliff Advisors, LLC for 787,500 shares which will vest when Rentech’s stock price reaches $5.25 or higher for twelve consecutive trading days. Mr. Ramsbottom is the managing member and has sole investment and voting power in East Cliff Advisors, LLC. Mr. Ramsbottom disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.

       (6)   Includes 3,000 shares held for the benefit of Mr. Ramsbottom’s children as to which Mr. Ramsbottom disclaims beneficial ownership.

       (7)   Includes 7,500 shares held by Mr. Ray’s spouse’s IRA as to which Mr. Ray disclaims beneficial ownership.

       (8)   Based solely on information in a Schedule 13G filed by BlackRock, Inc. (“BlackRock”) with the SEC on October 10, 2006. BlackRock reports that it has the shared power to vote or to direct the vote of, and the shared power to dispose of or to direct the disposition of, all 17,565,000 shares beneficially owned by it. According to the Schedule 13G, BlackRock is an investment adviser under Section 203 of the Investment Advisers Act and is a parent holding company for a number of investment management subsidiaries. BlackRock reports that the shares beneficially owned by it are held by the following investment advisors and subsidiaries of BlackRock:  BlackRock Advisors LLC, BlackRock Investment Management LLC and BlackRock Investment Management (UK) Ltd. BlackRock’s principal business office address is 40 East 52nd Street, New York, New York 10022.

       (9)   Mr. Callaham’s address is 10804 N.E. Highway 99, Vancouver, Washington 98686. The number of shares reported to be beneficially owned by Mr. Callaham is based on information provided by Mr. Callaham to Rentech and includes 706,358 shares underlying warrants.

(10)   Based solely on information in a Schedule 13G filed by M.A.G. Capital, LLC (“MAG”) with the SEC on May 1, 2006. MAG reports that it has the shared power to vote or to direct the vote of, and the shared power to dispose of or to direct the disposition of, all 11,878,256 shares beneficially owned by it. According to the Schedule 13G, the shares beneficially owned by MAG are held in part by Mercator Momentum Fund, L.P. and Mercator Momentum Fund III, L.P. (together, the “Funds”),

Monarch Pointe Fund, Ltd. (“MPF”), Pentagon Special Purpose Fund, Ltd. (“Pentagon”) and MAG. MAG reports that it is the general partner of the Funds and controls the investments of MPF and Pentagon, and that David F. Firestone is the Managing Member of MAG. MAG’s principal business office address is 555 S. Flower Street, Suite 4200, Los Angeles, California 90071.

(11)   Based solely on information in a Schedule 13G filed by Merrill Lynch & Co., Inc. (“ML&Co.”) (on behalf of Merrill Lynch Investment Managers (“MLIM”)) with the SEC on May 10, 2006. ML&Co. reports that it has the shared power to vote or to direct the vote of, and the shared power to dispose of or to direct the disposition of, all 14,479,000 shares beneficially owned by it. According to the Schedule 13G, ML&Co. is an investment adviser under Section 203 of the Investment Advisers Act and is a parent holding company. MLIM reports that it is an operating division of ML&Co.’s indirectly-owned asset management subsidiaries. According to the Schedule 13G, certain of the shares beneficially owned by ML&Co. are held by the following asset management subsidiaries of ML&Co.:  Merrill Lynch Investment Managers Ltd and Fund Asset Management, L.P. ML&Co.’s principal business office address is 1331 17th Street, Suite 720, Denver, Colorado 80202.

(12)   Based solely on information in a Schedule 13G/A filed by Wellington Management Company, LLP (“Wellington”) with the SEC on September 11, 2006. Wellington reports that, of the shares it beneficially owns, it has the shared power to vote or to direct the vote of  7,272,600 of such shares, and the shared power to dispose of or to direct the disposition of, all 13,776,400 shares. According to the Schedule 13G/A, Wellington is an investment adviser under Section 203 of the Investment Advisers Act. Wellington reports that the shares beneficially owned by it are owned of record by clients of Wellington, and that those clients have the right to receive, or the power to direct the receipt of dividends from, or the proceeds from the sale of, such shares. According to the Schedule 13G/A, no client is known to have such right or power with respect to more than five percent of the shares beneficially owned by Wellington. Wellington’s principal business office address is 75 State Street, Boston, Massachusetts 02109.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Certain Relationships and Related Party Transactions

On October 27, 2005, a convertible promissory note with principal and accrued interest of $1,073,589 we previously issued to C. David Callaham matured and was converted into 493,332 shares of our common stock. On July 11, 2006, a convertible promissory note we previously issued to Mr. Callaham in the principal amount of $615,000 matured and was converted into 1,366,667 shares of our common stock. In addition, we paid $47,852 of interest to Mr. Callaham in fiscal year 2006 under the $615,000 principal amount convertible promissory note.

On September 30, 2005, Rentech entered into agreements with Dennis L. Yakobson and Ronald Butz on terms of their retirement packages.

Pursuant to Mr. Yakobson’s retirement package, in return for Mr. Yakobson’s retirement on December 31, 2005, Rentech has provided or will provide the following retirement benefits: (1) Rentech agreed to pay severance to Mr. Yakobson of $265,543 for each of the years 2006 and 2007. Rentech paid Mr. Yakobson six months severance on his last day of employment, with monthly payments commencing in the seventh month after retirement; (2) Rentech paid Mr. Yakobson $250,000 in lieu of certain benefits and bonus opportunities that would have accrued under his employment agreement against the exercise price of stock options; (3) Mr. Yakobson’s $80,517 of convertible promissory notes were amended to extend the term (to September 30, 2008), and reduce the interest rate (to the prime rate published by the Wall Street Journal); (4) Rentech paid Mr. Yakobson his unfunded deferred compensation in the amount of $196,358 against the exercise price of stock options; (5) Mr. Yakobson entered into a consulting agreement with Rentech providing for a monthly fee of $10,000, for a term of one year, commencing on

January 1, 2006; and (5) Rentech granted Mr. Yakobson stock options with a two year term and an exercise price of $2.53 per share for 115,000 shares under Rentech’s 2005 Stock Option Plan, and granted an identical option for 455,000 shares under Rentech’s 2006 Incentive Award Plan.

Pursuant to Mr. Butz’ retirement package, in return for Mr. Butz’ retirement on December 31, 2005, Rentech has provided or will provide the following retirement benefits: (1) Rentech has paid or will pay severance to Mr. Butz of $235,368 for each of the years 2006 and 2007; (2) Rentech paid Mr. Butz six months of severance on his last day of employment, with monthly payments commencing in the seventh month after retirement; (3) Rentech paid Mr. Butz $190,000 in lieu of certain benefits and bonus opportunities that would have accrued under his employment agreement against the exercise price of stock options; (4) Mr. Butz’ $46,745 of convertible promissory notes were amended to extend the term (to September 30, 2008), and reduce the interest rate (to the prime rate published by the Wall Street Journal); (5) Rentech paid Mr. Butz his unfunded deferred compensation in the amount of $130,149 against the exercise price of stock options; and (6) Rentech granted Mr. Butz stock options with a two year term and an exercise price of $2.53 per share for 75,000 shares under Rentech’s 2005 Stock Option Plan, and granted an identical option for 320,000 shares under Rentech’s 2006 Incentive Award Plan.

On August 5, 2005, Rentech entered into a Management Consulting Agreement with Management Resource Center, Inc., a California corporation (“MRC”), of which D. Hunt Ramsbottom was a partner and the principal on the account. Pursuant to the terms of the agreement, Mr. Ramsbottom would provide various management consulting services to Rentech. In August 2005, Mr. Ramsbottom exercised his right to assign the agreement to East Cliff Advisors, LLC (“East Cliff”), an entity controlled by
Mr. Ramsbottom. As part of the consideration under the agreement, Rentech issued East Cliff a warrant to purchase Rentech common stock. In August 2006, East Cliff notified Rentech that a portion of the warrant had been assigned to a third party. Following the assignment, East Cliff now holds a fully-vested warrant to purchase 2,082,500 shares of Rentech common stock and a warrant to purchase 787,500 shares of Rentech common stock which will vest when Rentech’s stock price reaches $5.25 or higher for twelve consecutive trading days. The exercise price of each of the warrants is $1.82 per share.

On November 15, 2005, Rentech and its wholly-owned subsidiary, Rentech Development Corporation (“RDC”), entered into a Commitment Letter with M.A.G. Capital, LLC and Pentagon Bernini Fund, Ltd. (the “Investors”), for the purchase by the Investors of $35 million of 14% secured convertible debentures to finance a portion of the acquisition price for Royster-Clark Nitrogen, Inc. On November 17, 2005 and January 1, 2006, Rentech paid to the Investors $255,000 and $100,000, respectively, of due diligence fees. On April 21, 2006, Rentech paid to the Investors a break-up fee of $1million to terminate the Commitment Letter.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by Ehrhardt Keefe Steiner & Hottman P.C. for professional services rendered for the audit of Rentech’s consolidated financial statements for the fiscal year ended September 30, 2006 and 2005, and for the audit of management’s assessment of internal controls, and for reviews of the financial statements included in Rentech’s quarterly reports on Form 10-Q, assistance with Securities Act filings and related matters, consents issued in connection with SEC filings, and consultations on financial accounting and reporting standards arising during the course of the audit for those fiscal years were $504,030 and $264,198, respectively.

Audit-Related Fees

Audit related fees include billings for assurance and related services that are reasonably related to the performance of the audit or review of Rentech’s financial statements, and are not reported as Audit Fees. No such fees were billed for the fiscal years ended September 30, 2006 and 2005.

Tax Fees

The aggregate fees billed by Ehrhardt Keefe Steiner & Hottman P.C. for professional services rendered for tax compliance, tax advice, and tax planning were $1,000 for the fiscal year ended September 30, 2006 and $4,335 for the fiscal year ended September 30, 2005. These services consisted of assistance in the preparation of federal and state income tax filings, federal and state tax examination assistance, and other tax planning consultations.

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

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           Financial Statements. See Index to Financial Statements and Schedule at page F-1 of the original
10-K.

(b)          Exhibits Required by Item 601 of Regulation S-K. See Index to Exhibits.

(c)           Financial Statement Schedules. See Index to Financial Statements and Schedules at page F-1 of the original 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RENTECH, INC.
/s/ D. HUNT RAMSBOTTOM
Date: January 29, 2007	D. Hunt Ramsbottom,
Chief Executive Officer and President

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

1

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
10.26**

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

10.29**	Master License Agreement with DKRW Energy LLC and DKRW Advanced Fuels LLC, dated January 12, 2006 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed January 19, 2006).
10.30**	License Agreement with Medicine Bow Fuel & Power, LLC, dated January 12, 2006 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed January 19, 2006).
10.31	Project Development Participation Agreement with DKRW Advanced Fuels LLC, dated January 12, 2006 (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed January 19, 2006).
10.32*	Employment Agreement with D. Hunt Ramsbottom, Jr. dated January 20, 2006 (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed January 26, 2006).
10.32*	Employment Agreement with Douglas M. Miller dated January 20, 2006 (incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed January 26, 2006).

10.33*	Employment Agreement with Richard O. Sheppard dated March 1, 2006 (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed March 14, 2006).
10.34*	Employment Agreement with Kevin M. Smith dated January 20, 2006 (incorporated by reference to Exhibit 99.3 to Current Report on Form 8-K filed January 26, 2006).
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

14	Code of Ethics (incorporated by references to Exhibit 14 to Annual Report on Form 10-K for the year ended September 30, 2004 filed December 9, 2004).
21***	Subsidiaries of Rentech, Inc.
23***	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of President and Chief Executive Officer Pursuant to Rule 13a-14 or Rule 15d-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 or Rule 15d-14(a).
32.1***	Certification of President pursuant to 18 U.S.C. Section 1350.
32.2***	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*                    Management contract or compensatory plan or arrangement.

**             Certain portions of this Exhibit have been omitted and filed separately under an application for confidential treatment.

***      Previously filed.

