Form 10-Q
period 2006-12-31
RENTECH INC /CO/
filed 2007-02-09
CIK 868725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

(310) 571-9800

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

The number of shares of the Registrant’s common stock outstanding as of February 6, 2006 was 142,360,230.

RENTECH, INC.

Form 10-Q

First Quarter ended December 31, 2006

i

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RENTECH, INC.

Consolidated Balance Sheets

(Stated in Thousands, Except Per Share Data)

	As of
	December 31,	September 30,
	2006	2006
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$22,825	$26,566
Restricted cash, short-term	101	—
Marketable securities	30,671	30,283
Accounts receivable, net of $126 (December 31, 2006 and September 30, 2006) allowance for doubtful accounts (Note 2)	21,231	5,208
Inventories (Note 4)	10,763	14,843
Other receivables, net	75	111
Prepaid expenses and other current assets	3,547	2,747
Assets held for sale, current (Note 3)	—	1,524
Total current assets	89,213	81,282
Property and equipment, net of accumulated depreciation and amortization of $6,692 (December 31, 2006) and $4,853 (September 30, 2006)	67,463	61,405
Other assets
Licensed technology and technology rights, net of accumulated amortization of $3,317 (December 31, 2006) and $3,252 (September 30, 2006)	402	467
Deposits and other assets (Note 6)	5,675	5,647
Restricted cash, long-term	205	205
Assets held for sale, non-current (Note 3)	—	1,680
Total other assets	6,282	7,999
Total assets	$162,958	$150,686

(Continued on following page)

RENTECH, INC.

Consolidated Balance Sheets

(Stated in Thousands, Except Per Share Data)

	As of
	December 31,	September 30,
	2006	2006
	(Unaudited)
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$7,116	$4,687
Accrued payroll and benefits	2,426	3,020
Accrued liabilities	2,021	1,709
Deferred revenue (Note 2)	23,241	4,440
Accrued interest	492	1,053
Accrued retirement payable	395	531
Current portion of long-term debt (Note 5)	20	20
Other short-term liabilities	7	—
Liabilities held for sale, current (Note 3)	—	506
Total current liabilities	35,718	15,966
Long-term liabilities
Long-term debt, net of current portion (Note 5)	968	973
Long-term convertible debt to stockholders, net of current portion (Note 6)	56,711	56,679
Convertible notes payable to related parties (Note 12)	173	169
Accrued retirement payable	125	125
Other long-term liabilities	69	71
Liabilities held for sale, non-current (Note 3)	—	118
Total long-term liabilities	58,046	58,135
Total liabilities	93,764	74,101
Commitments and contingencies (Notes 2, 8 and 12)
Stockholders’ equity (Note 9)
Preferred stock—$10 par value; 1,000 shares authorized; 90 series A convertible preferred shares authorized and issued and zero (December 31, 2006) and zero (September 30, 2006) series A convertible preferred shares outstanding, liquidation preference of $0 (December 31, 2006) and $0 (September 30, 2006)	—	—
Series C participating cumulative preferred stock—$10 par value; 500,000 shares authorized; no shares issued and outstanding	—	—
Common stock—$.01 par value; 250,000 shares authorized; 142,188 (December 31, 2006) and 141,793 (September 30, 2006) shares issued and outstanding	1,422	1,418
Additional paid-in capital	177,119	175,825
Accumulated deficit	(109,348)	(100,656)
Accumulated other comprehensive income (loss)	1	(2)
Total stockholders’ equity	69,194	76,585
Total liabilities and stockholders’ equity	$162,958	$150,686

See notes to consolidated financial statements

RENTECH, INC.

Consolidated Statements of Operations

(Stated in Thousands, Except Per Share Data)

	Three Months ended December 31,
	2006	2005
	(Unaudited)
Revenues
Product sales	$35,385	$—
Service revenues	45	41
Total revenues	35,430	41
Cost of sales
Product sales	31,683	—
Service revenues	—	—
Total cost of sales	31,683	—
Gross profit	3,747	41
Operating expenses
Selling, general and administrative expenses	6,658	4,588
Depreciation and amortization expenses	166	121
Research and development expenses	8,406	1,280
Total operating expenses	15,230	5,989
Operating loss	(11,483)	(5,948)
Other income (expenses)
Interest and dividend income	574	278
Interest expense	(729)	(285)
Total other income (expense)	(155)	(7)
Net loss from continuing operations before income taxes	(11,638)	(5,955)
Income tax benefit (expense)	—	—
Net loss from continuing operations	(11,638)	(5,955)
Discontinued operations (Note 3):
Net income from discontinued operations net of tax of $0 (December 31, 2006 and December 31, 2005)	225	327
Gain on sale of discontinued operations, net of tax of $0 (December 31, 2006)	2,721	—
	2,946	327
Net loss	$(8,692)	$(5,628)
Cash dividends paid to preferred stockholders	—	(74)
Net loss applicable to common stockholders	$(8,692)	$(5,702)
Basic and diluted loss per common share:
Continuing operations, including dividends	$(.082)	$(.053)
Discontinued operations	.021	.003
Basic and diluted loss per common share	$(.061)	$(.050)
Basic and diluted weighted-average number of common shares outstanding	141,938	113,474

See notes to consolidated financial statements

RENTECH, INC.

Consolidated Statement of Stockholder’s Equity and Comprehensive Income

(Stated in Thousands)

									Accumulated
	Convertible Preferred Stock						Additional		Other	Total
	Series A		Series B		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance, September 30, 2006	—	$—	—	$—	141,793	$1,418	$175,825	$(100,656)	$(2)	$76,585
Common stock issued for cash on options and warrants exercised (Note 9) (1)	—	—	—	—	297	3	478	—	—	481
Stock based compensation issued for services (Note 10) (1)	—	—	—	—	—	—	433	—	—	433
Restricted stock units issued for services (Note 10) (1)	—	—	—	—	98	1	650	—	—	651
Restricted stock units settled in cash (Note 10) (1)	—	—	—	—			(267)	—	—	(267)
Comprehensive loss:
Net loss (1)	—	—	—	—	—	—	—	(8,692)	—	(8,692)
Other comprehensive income:
Unrealized gain on marketable securities, net of tax (1)	—	—	—	—	—	—	—	—	3	3
Balance, December 31, 2006 (1)	—	$—	—	$—	142,188	$1,422	$177,119	$(109,348)	$1	$69,194

(1)             Unaudited.

See notes to consolidated financial statements

RENTECH, INC.

Consolidated Statements of Cash Flows

(Stated in Thousands)

	Three Months Ended December 31,
	2006	2005
	(Unaudited)
Cash flows from operating activities
Net loss	$(8,692)	$(5,628)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	1,876	115
Amortization	64	64
Utilization of spare parts	457	—
Non-cash interest expense	190	203
Non-cash lease commission expense	1	1
Gain on sale of subsidiary	(2,721)	—
Accrued interest expense	496	2
Common stock issued for services	651	—
Stock options and warrants issued for services	433	2,557
Changes in operating assets and liabilities
Accounts receivable	(918)	(137)
Other receivables and receivable from related party	(200)	107
Inventories	4,080	—
Prepaid expenses and other current assets	(791)	116
Accounts payable	2,397	(149)
Accrued retirement payable	(136)	(690)
Deferred revenue	3,884	—
Accrued liabilities, accrued payroll and other	(1,598)	236
Net cash used in operating activities	(527)	(3,203)

Cash flows from investing activities
Purchase of property and equipment	(8,397)	(78)
Purchase of marketable securities, held available for sale	(385)	—
Proceeds from sale of subsidiary	5,398	—
Proceeds from disposal of fixed assets	—	—
Acquisition, net of cash received	—	(1,345)
Payments of acquisition costs	—	(2,677)
Deposits and other assets	63	34
Increase in restricted cash	(101)	—
Net cash used by investing activities	(3,422)	(4,066)

Cash flows from financing activities
Proceeds from issuance of common stock	—	2,267
Proceeds from options and warrants exercised	481	—
Payments of dividends on preferred stock	—	(75)
Payments of offering costs	—	(753)
Receipt of subscription receivable	—	12,256
Payments of financial advisory fees	(250)	—
Payment of debt issuance costs	—	(258)
Proceeds/Payments on lines of credit, net	—	—
Proceeds from long-term debt and notes payable	4	—
Payments on long-term debt and notes payable	(27)	(1,409)
Net cash provided by financing activities	208	12,028

(Decrease) increase in cash and cash equivalents	(3,741)	4,759

Cash and cash equivalents, beginning of period	26,566	24,721

Cash and cash equivalents, end of period	$22,825	$29,480

See notes to consolidated financial statements

For the three months ended December 31, 2006 and 2005, the Company made cash interest payments of approximately $1,167,000 (including capitalized interest of $58,000) and $227,000 (including capitalized interest of $0), respectively. Excluded from the statements of cash flows for the three months ended December 31, 2006 and 2005 were the effects of certain non-cash investing and financing activities as follows:

	Three Months Ended December 31,
	2006	2005
	(Unaudited)

Purchase of annual insurance financed with a note payable	$—	$644
Issuance of common stock for conversion of convertible notes payable	$—	$1,236
Mark marketable securities to market, available for sale	$3	$—
Issuance of common stock from conversion of preferred stock	$—	$5,900
Deferred acquisition costs included in accounts payable	$—	$58
Issuance of common stock for options exercised using deferred compensation and retirement payable	$—	$393
Restricted stock units settled in cash	$267	$—
Contract receivable for advance sales	$14,917	$—

See notes to consolidated financial statements

RENTECH, INC.

Notes to Consolidated Financial Statements

Note 1 – Description of Business and Basis of Presentation

Description of Business

Rentech, Inc. (“Rentech”, “we”, or “the Company”) offers energy independence technologies utilizing domestic resources to economically produce ultra-clean synthetic fuels and chemicals. We were incorporated in 1981 to develop technologies that transform under-utilized energy resources into valuable and clean alternative fuels, chemicals and power. We have developed an advanced derivative of the well-established Fischer-Tropsch, or FT, process for manufacturing diesel fuel and other fuel products. The FT process was originally developed in Germany in the 1920s. Our proprietary application of the FT process, which we refer to as the Rentech Process, efficiently converts synthetic gas, referred to as syngas, derived from coal, petroleum coke or natural gas into liquid hydrocarbon products, including ultra high-quality diesel fuel and other fuel products.

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

Our business has historically focused on research and development of our FT technology and licensing it to third parties. During 2004, we decided to directly deploy our technology in select domestic projects in order to demonstrate commercial operation of the Rentech Process. We have begun to implement this strategy by purchasing Royster-Clark Nitrogen, Inc. (“RCN”), which owns and operates a natural gas-fed nitrogen fertilizer production facility in East Dubuque, Illinois (the “East Dubuque Plant”). We plan to convert the existing nitrogen fertilizer complex from natural gas to an integrated fertilizer and FT fuels production facility using coal gasification. We believe the acquisition will allow us to commercially deploy the Rentech Process on an accelerated basis by using the existing infrastructure and systems of the facility.

On April 26, 2006, we completed our acquisition of RCN through a subsidiary for the purchase price of $50.0 million, plus an amount equal to net working capital of RCN, which was approximately $20.0 million. We are operating the East Dubuque Plant, which is capable of producing 830 tons per day of ammonia from natural gas under the new name Rentech Energy Midwest Corporation (“REMC”). As a result of the acquisition, our principal revenues and cost of sales are now derived from operation of the East Dubuque Plant.

We intend to continue to operate REMC’s East Dubuque Plant for the production of nitrogen fertilizer products while we execute a phased conversion to a commercial scale FT fuel production facility. In Phase 1 of the conversion, we intend to add a commercially available coal gasification system that converts coal into syngas for use in fertilizer production. During Phase 1A of the conversion, we plan to add the Rentech Process to produce liquid hydrocarbon products, such as diesel and jet fuels, from the additional syngas produced from the coal gasification process. We currently estimate we would need at least $800.0 million of additional debt and equity financing to finance Phases 1 and 1A of the conversion of REMC’s nitrogen fertilizer plant. The planned conversion of this plant to replace natural gas with coal as its feedstock is currently in the engineering stage and investment in new processes and related equipment that significantly enlarge the production facility is anticipated to begin within the next 12 months. We presently expect commercial operations of Phases 1 and 1A to commence by 2010.

We are also pursuing the development of other alternative fuels projects, including one in Natchez, Mississippi that we and potentially a partner or partners would construct to produce FT liquid hydrocarbon and other products using the Rentech Process (the “Natchez Project”). In April 2006, the State of Mississippi enacted a $15.0 million state funding initiative, included in House Bill 1634, providing for site improvements at the location of the Company’s proposed Natchez Project. Such funding would be subject to the Company meeting certain financial, employment and other criteria. If the Company is successful in structuring an agreement for the land and satisfies the state funding criteria, Adams County, Mississippi will provide the Company with an improved site and port facilities necessary to meet the plant’s needs. The

Company currently is conducting a feasibility study, negotiating site agreements and formalizing development plans for the Natchez Project.

In addition, we are discussing proposals with owners of energy feedstocks for the joint development of alternative fuels projects and the use of the Rentech Process under licensing arrangements. On July 17, 2006, we entered into a Joint Development Agreement with Peabody Energy Corporation (“Peabody”), for the co-development of two coal-to-liquids (“CTL”) projects, which would be located on Peabody coal reserves. The projects would convert coal into ultra-clean transportation fuels using the Company’s proprietary FT CTL process. The companies intend to utilize Peabody’s reserves in Montana and the Midwest and will evaluate a mine-mouth project model to maximize cost and transportation advantages. One project is targeted for production of 10,000 barrels per day of transportation fuels while the other is projected to produce up to 30,000 barrels per day. The final locations, production volumes, product mixes and environmental considerations, including being “carbon capture” ready for each facility, will be determined during the initial development phases of the respective projects. Under the terms of the Joint Development Agreement, Peabody and the Company will evaluate the projects in stages by determining the scope and feasibility of each project first. After successful completion of these initial stages, Peabody and the Company expect to establish a project entity and then move forward with the Front End Engineering and Design (“FEED”) phase for each facility. Initially the companies will share the costs of any third party development expenses and have equal interests in the projects. With the exception of the agreed upon sites, the Joint Development Agreement is non-exclusive and either party may develop coal-to-liquids projects at other sites.

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

On November 15, 2006, in order to continue to focus our efforts and resources on our long-term business plan to commercialize the Company’s technology to produce clean synthetic fuels, we sold our subsidiary Petroleum Mud Logging, LLC, which provides well logging services to the oil and gas industry (refer to Note 3 of the Notes to the Consolidated Financial Statements).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain prior period amounts have been reclassified to conform to the fiscal year 2007 presentation.

Seasonality

Results of operations for the interim periods presented are not necessarily indicative of results to be expected for the year primarily due to the impact of seasonality on our business. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and consolidated financial statements and notes thereto included in our fiscal 2006 Form 10-K. Accordingly, our results of operations over any one-quarter are not necessarily indicative of the results to be expected over the full fiscal year.

Our nitrogen product manufacturing segment and our customers’ businesses are seasonal, based upon the planting, growing, and harvesting cycles. On a prior three year average 24.6% of our product sales tonnage occurs during the first quarter of each fiscal year because of fall application and inventory management. Net product sales tonnage for the quarter ended December 31, 2006 was 19.2% above the prior three year average for the similar period due to delayed summer fill movement and favorable early fall weather. As a result of the seasonality of sales, we experience significant fluctuations in our revenues, income and net working capital levels. In addition, weather conditions can significantly vary quarterly results.  Also, our receivables are seasonal since customers operate on a crop year and payments are cyclical throughout the year.

Note 2 – Summary of Certain Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentration of Credit Risk

The Company maintains a portion of its cash with a major financial institution located in the United States. These balances are insured by the Federal Deposit Insurance Corporation up to $100,000 per legal entity. Throughout the year the Company maintained balances in excess of federally insured limits. At December 31, 2006, the Company had approximately $22.5 million in excess of FDIC insured limits. The Company has not experienced any losses in such accounts.

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

The Company encounters a certain amount of risk as a result of a concentration of revenue from a few significant customers. Credit is extended to customers based on an evaluation of their financial condition. The Company generally does not require collateral or other security to support accounts receivable. The Company performs ongoing credit evaluations of its customers and records an allowance for potential bad debts based on available information. To date, no such losses have occurred.

Significant Customers

On April 26, 2006, the Company’s subsidiary, Rentech Development Corporation (“RDC”), entered into a Distribution Agreement with Royster-Clark Resources, LLC,  who has assigned the agreement to Agrium U.S.A. Inc. (“Agrium”), pursuant to which Agrium is obligated to use commercially reasonable efforts to promote the sale of, and to solicit and secure orders from its customers for nitrogen fertilizer products comprising anhydrous ammonia, granular urea, UAN solutions and nitric acid and related nitrogen-based products manufactured at the East Dubuque Plant and to purchase from REMC all nitrogen fertilizer products manufactured at the facility for prices to be negotiated in good faith from time to time.  For the three months ended December 31, 2006, the Company’s distribution agreement with Agrium accounted for 77% of net revenues from continuing operations or 75% of net revenue from continuing and discontinued operations combined. This same distributor had an outstanding accounts receivable balance which equaled 70% and 65% of the total of consolidated accounts receivable balance as December 31, 2006 and September 30, 2006, respectively. Our activity with Agrium is included in our nitrogen products manufacturing segment.  For the three months ended December 31, 2005, prior to our acquisition of REMC, PML’s sales accounted for 97% of the Company’s consolidated net revenue. PML’s activity is included in our discontinued oil and gas field service segment.  As of September 30, 2006, the Company deemed that the net assets of PML were held for sale and on November 15, 2006 the Company sold all of its interests in PML (refer to Note 3 of the Notes to the Consolidated Financial Statements).

Unionized Employees

The Company employs certain workers that are members of the United Automobile, Aerospace and Agricultural Implement Workers of America (UAW) Local No. 1391. At December 31, 2006, approximately 72% of REMC’s employees were subject to a collective bargaining agreement. On October 17, 2006 members of the UAW Local No. 1391 ratified a six year agreement that is effective until October 17, 2012.

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

The carrying amount of convertible debt and other debt outstanding also approximates their fair value as of December 31, 2006 and September 30, 2006 because interest rates on these instruments approximate the interest rate on debt with similar terms available to the Company.

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

Restricted Cash

Restricted cash is comprised of cash that has been pledged as collateral on an outstanding letter of credit that is being used to lease office space and is classified as a long term asset.  Restricted cash that has been pledged as collateral for less than one year has been classified as a short term asset.

Marketable Securities

The Company classifies its marketable securities as available for sale. These investments are comprised of U.S. government, agency and municipal notes and bonds, corporate bonds, asset-backed securities, commercial paper, special auction variable rate securities and other investment-grade marketable debt securities. Even though a portion of these securities may have stated maturities beyond one year, they are classified as short-term because it is the Company’s intent to have these investments readily available for current operations. The Company reports its marketable securities at fair value with the unrealized gains and losses reported in other comprehensive income and excluded from earnings. The specific identification method is used to determine the cost of notes and bonds disposed of. The Company recognizes an impairment charge when there is a decline in the fair value of its investments, below the cost basis, which is judged to be other-than-temporary.  For the three months ended December 31, 2006 the aggregate fair value of the marketable securities was approximately $30.7 million and the related accumulated unrealized losses, reported in other comprehensive income, totaled approximately $1,000.

Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available information. The Company reviews its allowance for doubtful accounts quarterly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Inventories

Inventories are stated at the lower of cost or estimated net realizable value. The cost of inventories is determined using the first-in first-out method. The Company performs a quarterly analysis of its inventory balances to determine if the carrying amount of inventories exceeds their net realizable value. The analysis of estimated net realizable value is based on customer orders, market trends and historical pricing. If the carrying amount exceeds the estimated net realizable value, the carrying amount is reduced to the estimated net realizable value. Inventories are periodically reviewed to determine a reserve for obsolete, deteriorated, excess or slow moving items; as of December 31, 2006 and September 30, 2006 no such inventory reserve was necessary. The Company allocates fixed production overhead costs based on the normal capacity of its production facilities and unallocated overhead costs are recognized as expense in the period incurred.

Assets Held for Sale

For the fiscal year ended September 30, 2006 the Company deemed its subsidiary Petroleum Mud Logging, LLC (PML) to be a discontinued operation and the PML assets and liabilities were segregated as current and non-current held for sale assets and liabilities on our balance sheet. On November 15, 2006, the Company sold all of its interest in PML, and therefore we no longer presented PML on our balance sheet as of December 31, 2006.  In addition, PML’s results of its operations were segregated from continuing operations for periods ended December 31, 2006 and 2005.  The Company’s gain from its sale of PML was also segregated from continuing operations for the three month period ended December 31, 2006 (refer to Note 3 of the Notes to the Consolidated Financial Statements).

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
Platinum catalyst is amortized based on units of production

Significant renewals and betterments are capitalized; costs of maintenance and repairs are expensed as incurred. When property and equipment is retired or otherwise disposed of, the assets and accumulated depreciation or amortization are removed from the accounts and the resulting gain or loss is reflected in operations.

We are in the initial stages of converting the existing nitrogen fertilizer plant at our East Dubuque facility from natural gas to an integrated fertilizer and FT fuels production facility using coal gasification and are capitalizing those costs. As of December 31, 2006 and September 30, 2006, construction in progress totaled approximately $11.1 million and $3.9 million, which included approximately $87,000 and $29,000 of capitalized interest costs, respectively.

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

Licensed Technology

Licensed technology represents costs incurred by the Company primarily for the retrofit of a plant used for the purpose of demonstrating the Company’s proprietary technology to prospective licensees, which it licenses to third parties under various fee arrangements. The Company originally capitalized approximately $3.4 million which was comprised of approximately $2.7 million of retrofitting costs and approximately $0.7 million in costs related to a three week demonstration run at the plant. These capitalized costs are carried at the lower of amortized cost or net realizable value and are being amortized using the straight-line method over fifteen years.

Technology Rights

Technology rights are recorded at cost and are being amortized using the straight-line method over a ten-year estimated life. The technology rights represent certain rights and interests in Rentech’s licensed technology that were repurchased by Rentech in November 1997 from a company for consideration consisting of 200,000 shares of common stock and 200,000 warrants, which were valued approximately at $288,000.

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

Accrued Liabilities

The Company accrues significant expenses that occur during the year in order to match expenses to the appropriate period. These include audit and legal fees, as well as payroll expenses such as bonuses and vacation among other expenses.

Deferred Revenue

The Company records a liability for customer payments received in advance of delivery and acceptance in order to recognize revenue in the appropriate period.  As of December 31, 2006 and September 30, 2006, prepaid sales were $23.2 million and $4.4 million, respectively.

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

Service revenues from oil and gas field services had been historically recognized based upon services provided during each month. Revenues are based upon the number of days worked on a well multiplied by the agreed upon daily rate. For jobs that are completed within the same month, revenue is recognized in that month. For jobs that take place over two or more months, revenue is recognized based on the number of days worked in that month.

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

Cost of Sales

Cost of sales are primarily related to manufacturing costs related to the Company’s nitrogen fertilizer products and technical services. Cost of sales expenses include: direct materials, direct labor, indirect labor, employee fringe benefits and other miscellaneous costs, as well as for shipping and handling charges incurred to move products to the Company’s customers.

General and Administrative Expenses

General and administrative expenses include salaries and fringe benefits, travel, consulting, occupancy, legal, public relations and other costs incurred in each operating segment.

Stock Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision to Statement of Financial Accounting Standards 123, “Share-Based Payment” (“SFAS 123(R)”). The revision requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees and directors. SFAS 123(R) eliminates the alternative method of accounting for employee share-based payments previously available under

Accounting Principles Board Opinion No. 25 (“APB 25”).  Effective October 1, 2005, the Company adopted the provisions of SFAS 123(R) using the modified-prospective transition method. Under this transition method, stock-based compensation expense for the year ended September 30, 2006 includes compensation expense for all stock-based compensation awards granted subsequent to September 30, 2005 based on grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Refer to footnote 10 in the Notes to Consolidated Financial Statements.

Advertising Costs

The Company recognizes advertising expense when incurred. Advertising expense were less than $1,000 for the three month ended December 31, 2006 and 2005, respectively.

Research and Development Expenses

Research and development expenses include direct materials, direct labor, indirect labor, fringe benefits and other miscellaneous costs incurred to develop and refine certain technologies employed in the respective operating segment. These costs are expensed as incurred.

In addition to the research and development expenses noted above, the Company has commenced construction of equipment and plans to build and operate, what the Company believes to be, the United States’ first fully integrated Fischer-Tropsch, coal-to-liquids (CTL) Product Development Unit (PDU) facility at our Sand Creek site in the Denver, Colorado, metropolitan area. This plant will produce ultra-clean diesel and aviation fuels and naphtha from various domestic coals, petroleum coke and biomass feedstocks on a demonstration scale, utilizing coal gasification technology. With the PDU in operation, the Company will be able to define and develop operating parameters of diverse hydrocarbon feedstocks under varying conditions. Since the PDU will not be producing diesel fuel on a commercial scale, and the fuel will not initially be sold at a profit, the Company is expensing the costs associated with PDU to research and development expense. For the fiscal quarters ended December 31, 2006 and 2005, the Company incurred research and development expenses of approximately $6.6 million and $0.8 million, respectively, related to the PDU project.

Income Taxes

The Company accounts for income taxes under the liability method, which requires an entity to recognize deferred tax assets and liabilities. Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years. An income tax valuation allowance has been established to reduce the Company’s deferred tax asset to the amount that is expected to be realized in the future.

Comprehensive Loss

Comprehensive loss is comprised of net loss and all changes to the consolidated statement of stockholders’ equity except those changes made due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive loss consists of two components: net loss and other comprehensive loss. For the three months ended December 31, 2006, the Company’s other comprehensive loss consisted of an unrealized gain of approximately $1,000 resulting from adjusting the valuation of its marketable securities to fair market value. There were no other comprehensive loss items for the three months ended December 31, 2005. For the three months ended December 31, 2006 and 2005, the Company had comprehensive losses of approximately $8.7 million and $5.6 million, respectively.

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

As of December 31, 2006 and September 30, 2006, stock options for a total of 4.5 million and 4.4 million shares, stock warrants for a total of 11.0 million and 11.2 million shares, restricted stock units for a total of 1.4 million and 1.6 million shares and total convertible debt which is convertible into 14.7 million and 14.7 million shares were excluded in the computation of diluted loss per share because their effect was anti-dilutive.

Recent Accounting Pronouncements

In March 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s consolidated financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The effective date of this interpretation is the first fiscal year that begins after December 15, 2006. Management is currently evaluating the impact FIN 48 will have on the Company’s consolidated financial statements. In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “ Fair Value Measurements “ (SFAS No. 157). This standard clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 is effective for consolidated financial statements issued for fiscal years beginning after November 15, 2007. Management does not expect SFAS No. 157 to have a material impact on the Company’s financial condition or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS No. 158). This standard requires employers to recognize the underfunded or overfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. Additionally, SFAS No. 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position. The new reporting requirements and related new footnote disclosure rules of SFAS No. 158 are effective for fiscal years ending after December 15, 2006. The new measurement date requirement applies for fiscal years ending after December 15, 2008. Management does not expect SFAS No.158 to have a material impact on the Company’s financial condition or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108 regarding the process of quantifying financial statement misstatements. SAB No. 108 states that registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement. The interpretations in SAB No. 108 contain guidance on correcting errors under the dual approach as well as provide transition guidance for correcting errors. This interpretation does not change the requirements within SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB No. 20 and Financial Accounting Standards Board (“FASB”) Statement No. 3,” for the correction of an error on consolidated financial statements. SAB No. 108 is effective for annual consolidated financial statements covering the first fiscal years ending after November 15, 2006. We will be required to adopt this interpretation by September 30, 2007. We are currently evaluating the requirements of SAB No. 108 and the impact this interpretation may have on our consolidated financial statements.

Note 3 — Discontinued Operations

Petroleum Mud Logging, LLC

The Company committed to a plan to sell Petroleum Mud Logging, LLC (“PML”) which is a wholly owned subsidiary of Rentech and represents our oil and gas field services segment. Effective with the fourth quarter of fiscal year 2006, this business has been shown as a discontinued operation in the consolidated statements of operations. The results have been reclassified to reflect this presentation. The assets and liabilities components attributable to this business as of September 30, 2006 are shown on the consolidated balance sheets as current and non current held for sale assets and liabilities.  On November 15, 2006, the Company sold all of its interest in PML, including its net assets.

The assets and liabilities of PML that were held for sale as of September 30, 2006 are as follows:

As of
September 30,
2006
(Thousands)
Accounts receivable, net	$1,453
Other receivables	43
Prepaid expenses	28
Total current assets held for sale	$1,524
Property and equipment, net	1,502
Goodwill, net	167
Deposits and other assets	11
Total assets held for sale	$3,204
Accounts payable	$64
Accrued payroll and benefits	323
Accrued liabilities	47
Line of credit payable	—
Current portion of long-term debt	72
Total current liabilities held for sale	$506
Long-term debt, net of current portion	118
Total liabilities held for sale	$624

The components of revenue, cost of sales operating expense attributable to this business as of December 31, 2006 and 2005 are not shown on the consolidated statement of earnings for these periods. Operating results of the discontinued operations from Petroleum Mud Logging, LLC are as follows:

	For the Three Months Ended
	December 31,
	2006	2005
	(Unaudited)
	(Thousands)
Revenue	$1,179	$1,881
Net income	$225	$326

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

PML, a provider of well logging services to the oil and gas industry was not part of Rentech’s core business or its strategic focus. The sale of PML completes Rentech’s divestiture of its non-core subsidiaries, as the Company focuses its efforts and resources on its long-term business plan to commercialize Rentech’s Fischer-Tropsch technology. The sale of PML’s net assets excluded approximately $500,000 of cash on hand which was retained by Rentech at the close of the transaction. Also excluded was an intercompany receivable from Rentech of approximately $1.7 million which was forgiven by PML. In connection with the closing of the transaction, Rentech incurred approximately $100,000 in one-time incentive payments to PML executives, as well as approximately $49,000 in legal fees.

The approximate net sales price and the gain on its sale of PML is shown as follows:

November 15,
2006
(Unaudited)
(Thousands)
Sales price	$5,398
Less: Transaction costs	(49)
Net sales price to Rentech, Inc., after transaction costs	$5,349
Less: Book value of Rentech’s ownership in PML	(2,628)
Rentech’s gain on sale of PML	$2,721

Note 4 — Inventories

Inventories consisted of the following:

	As of
	December 31,	September 30,
	2006	2006
	(Unaudited)
	(Thousands)
Finished goods	$8,825	$12,994
Raw materials	1,938	1,849
	$10,763	$14,843

Note 5 – Debt

Long-term debt consists of the following:

	As of
	December 31,	September 30,
	2006	2006
	(Unaudited)
	(Thousands)
Mortgage dated February 8, 1999; monthly principal and interest payments of $7,067 with interest of 6.5% unpaid principal and accrued interest due March 1, 2029; collateralized by land and building	$988	$993
Total long-term debt	988	993
Less current maturities	(20)	(20)
Long-term debt	$968	$973
Long-term debt held for sale(1)	—	$189
Less current maturities held for sale(1)	—	(71)
	—	$118

(1)             Various promissory notes; monthly principal and interest payments of approximately $7,000 at September 30, 2006, with interest of 0% to 9.6%, unpaid principal and interest maturing from August 2006 through August 2010; collateralized by certain fixed assets of the Company. These liabilities were either settled or assumed in connection with the sale of PML that occurred in the fiscal quarter ended December 31, 2006.

Note 6 — Convertible Debt

On April 18, 2006, the Company closed its concurrent public offerings (the “Offerings”) of 16.0 million shares of common stock at a price per share of $3.40 and $50.0 million principal amount of its 4.00% Convertible Senior Notes Due 2013 (the  “Notes”). In connection with the closings, the Company, and Wells Fargo Bank, National Association, as the Trustee, entered into an Indenture dated April 18, 2006 (the “Indenture”). Certain subsidiaries of the Company are also parties to the Indenture, although none of the subsidiary guarantors has any obligation under the Notes. The Notes bear interest at the rate of 4.00% per year on the principal amount of the Notes, payable in cash semi-annually in arrears on April 15 and October 15 of each year, beginning October 15, 2006. The Notes are the Company’s general unsubordinated unsecured obligations, ranking equally in right of payment to all of the Company’s existing and future unsubordinated unsecured indebtedness, and senior in right of payment to any of the Company’s future indebtedness that is expressly subordinated to the Notes. The Notes are junior in right of payment to all of the Company’s existing and future secured indebtedness to the extent of the value of the collateral securing such obligations and structurally subordinated in right of payment to all existing and future obligations of the Company’s subsidiaries, including trade credit. The Notes are not guaranteed by any of the Company’s subsidiaries.

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

On April 24, 2006, the underwriters of the Company’s concurrent public offerings exercised in full their over-allotment options by purchasing an additional $7.5 million of convertible senior notes. Including the over-allotment purchases, the Company’s offering of convertible senior notes totaled $57.5 million with net proceeds to the Company of approximately $53.7 million after deducting the underwriting discounts, commissions, fees and other expenses. The issuance of the notes resulted in a beneficial conversion feature of $875,000, which is amortized to interest expense over the term of the notes. The balance of the convertible senior notes at December 31, 2006 and September 30, 2006 was $57.5 million and $57.5 million, which is shown net of unamortized deferred financing charges related to the beneficial conversion feature of approximately $789,000 and $821,000 on the balance sheet for a total of approximately $56,711,000 and $56,679,000, respectively. In connection with these notes, the Company has recognized approximately $4,161,000 and $4,326,000, as of December 31, 2006 and September 30, 2006, of prepaid debt issuance costs which is the largest component of deposits and other assets on the balance sheet.

Note 7 — Lines of Credit

On April 26, 2006, REMC entered into a Financing Agreement (the “Revolving Credit Facility”) with The CIT Group/Business Credit, Inc. to support the working capital needs of REMC’s nitrogen fertilizer plant. The Revolving Credit Facility has a maximum availability of $30.0 million, subject to borrowing base limitations, and bears interest at the Chase Bank Rate plus 0.25% for Chase Bank Rate Loans and LIBOR rate plus 2.50% for LIBOR Loans. Subject to the conditions and limitations stipulated in the agreement, we may elect that such principal debt will be Chase Bank Rate Loans, LIBOR Loan, or a combination of both. The interest rate at December 31, 2006 was 8.50%. The Revolving Credit Facility is guaranteed by RDC, and is secured by a first priority security interest in all of REMC’s current assets, including, without limitation, all receivables, accounts, inventories and general intangibles. The Revolving Credit Facility also imposes various restrictions and covenants on REMC, including, without limitation, limitations on REMC’s ability to incur additional debt, guarantees or liens, ability to make distributions or dividends or payments of management fees or similar fees to affiliates, a minimum fixed charge coverage ratio and a minimum tangible net worth covenant. In addition, the facility provides for a letter of credit guarantee by CIT which would be deducted from the $30.0 million maximum availability. As of December 31 2006 and September 30, 2006, REMC had no aggregate borrowings or letter of credit guarantees under the facility.

Note 8 — Commitments and Contingencies

Employment Agreements

The Company has entered into various employment agreements with its officers that extend to May 15, 2009. The employment agreements set forth annual compensation to the officers that range from approximately $150,000 to $385,000. Certain of the employment agreements also provide for severance payments upon terminations other than for cause ranging from salary for the remaining term of the agreement to two years of salary and a specified bonus. The Company’s total future obligations under employment agreements as of December 31, 2006, for the fiscal years ended 2007, 2008 and 2009 are approximately $1,507,000, $1,493,000, and $258,000, respectively. Certain of the employment agreement provide for compensation to be adjusted annually based on the cost of living index.

Operating Leases

On April 21, 2006, we entered into a lease agreement, dated as of March 30, 2006 (the “Lease Agreement”); with Center West (the “Landlord”) for the office lease of the Suites Nos. 708 and 710 of the building located at 10877 Wilshire Boulevard, in Los Angeles, California (the “Office Space”). The Office Space will serve as our administrative offices. The total rentable area of the office space is approximately 7,181 square feet. The term of the Lease Agreement (the “Lease Term”) is forty-nine (49) months commencing upon May 15, 2006 (the “Commencement Date”). The Company will pay an annual basic rent of approximately $323,000 (the “Annual Basic Rent”) in twelve (12) equal monthly installments of approximately $27,000 (the “Monthly Basic Rent”). The Annual Basic Rent shall be increased by three and one-half percent (3.5%) per annum, on a cumulative and compounded basis, commencing on the first anniversary of the Commencement Date and thereafter on each subsequent anniversary thereof. In addition, the Company is obligated to pay its proportional share of the increase in certain real estate taxes and operating costs for the building each year. Concurrently with the execution of the Lease Agreement, the Company and the Landlord entered into a rider to the Lease Agreement (the “Rider”). The Rider provides that the Monthly Basic Rent with respect to Suite 708 will be fully abated for the initial six (6) months of the Lease Term and the Monthly Basic Rent with respect to Suite 710 will be fully abated for the initial month of the Lease Term. The Rider also provides that the Company is not initially obligated to lease all the Parking Spaces until the seventh (7th) month of the Lease Term. The Company is also obligated to carry and maintain certain insurance coverage during the Lease Term. Under the Lease Agreement, the Company was required to provide a security deposit of approximately $30,000. Pursuant to the Rider, the Company was required to deliver a $200,000 letter of credit (the “Letter of Credit”) in favor of the Landlord to remain in place as security for the performance of the Company’s obligations under the Lease Agreement until 30 days after the expiration of the Lease Term. If the Company has not failed to perform its obligations under the Lease Agreement, the amount of the Letter of Credit shall be reduced to the following amounts on the anniversary of the Commencement Date: (i) Second Anniversary—$150,000; (ii) Third Anniversary—$100,000; and (iii) Fourth Anniversary—$50,000.

The Company’s other principal office space is leased under a non-cancelable operating lease, which expires on October 31, 2009, with a renewal option for an additional five years. The Company also has various operating leases, which expire through January 2011. Total lease expense for the three months ended December 31, 2006 and 2005 was approximately $115,000 and $102,000, respectively.

The Company leases a portion of its building located in Denver Colorado, to a third party under a non-cancelable leasing arrangement. The Company accounts for this lease as an operating lease. The lease expires on April 30, 2010. Total lease income for the three months ended December 31, 2006 and 2005 was approximately $29,000 for each fiscal quarter respectively.

Litigation

In the normal course of business, the Company is party to litigation from time to time. The Company maintains insurance to cover certain actions and believe that resolution of such litigation will not have a material adverse effect on the Company.

Contractual Liability

In the normal course of business, the Company has entered into various contracts as of and subsequent to December 31, 2006.

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

During the fiscal quarter ended December 31, 2006, the Company entered into fixed quantity natural gas contracts, which were short-term in duration. These contracts committed the Company to quantities of natural gas (daily MMBTU’s) at prices linked to the NYMEX index. The Company has commitments to purchase natural gas under these contracts of approximately $10,434,000 as of December 31, 2006.

Note 9 – Stockholders’ Equity

Common Stock

During the quarter ended December 31, 2006, the Company issued 296,650 shares of its common stock upon the exercise of stock options and warrants for cash proceeds of approximately $481,000.  In addition, the Company issued 98,040 shares of common stock in settlement of restricted stock units which vested during the period.

Note 10 — Accounting for Stock Based Compensation

Stock Options

Effective October 1, 2005, the Company adopted SFAS 123(R) which requires all share-based payments, including grants of stock options, to be recognized in the statement of operations as an operating expense, based on their fair values. We previously accounted for our stock-based compensation using the intrinsic method as defined in APB Opinion No. 25 and accordingly, we have not recognized any expense related to stock option grants in our consolidated financial statements during any fiscal periods prior to the adoption of SFAS 123(R). The Company elected to utilize the modified-prospective transition method as permitted by SFAS 123(R). Under this transition method, stock-based compensation expense for all fiscal periods subsequent to the adoption of SFAS 123(R) includes compensation expense for all stock-based compensation awards granted subsequent to September 30, 2005 based on grant-date fair value estimated in accordance with the provisions of SFAS 123(R). In accordance with the modified-prospective transition method of SFAS 123(R), results for prior periods have not been restated. In addition to stock options issued, we have also included the warrant issued to East Cliff Advisors, LLC, an entity controlled by D. Hunt Ramsbottom, the Company’s President and Chief Executive Officer, that was previously accounted for under APB 25, in implementing SFAS 123(R).

Stock options granted by the Company prior to those granted on July 14, 2006 were typically fully-vested at the time of grant and all outstanding and unexercised options were fully vested as of October 1, 2005. Stock options granted subsequent to July 14, 2006 generally vest over three years.  As a result, compensation expense recorded during the period includes amortization related to grants during the period as well as prior grants. For the quarter ended December 31, 2006, the Company recorded approximately $433,000, in aggregate, of stock-based compensation expense related to stock options, included in general and administrative expense. In accordance with SFAS 123(R), there was no tax benefit from recording this non-cash expense as such benefits will be recorded upon utilization of the Company’s net operating losses. The compensation expense reduced both basic and diluted earnings per share by $0.003 for the quarter ended December 31, 2006.

The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options. The fair value of options at the date of grant and the assumptions utilized to determine such values are indicated in the following table:

	For the Three Months Ended December 31,
	2006	2005
	(Unaudited)
Risk-free interest rate	4.75% - 4.85%	4.35% - 4.40%
Expected volatility	56.0% - 57.0%	58.0% - 59.0%
Expected life (in years)	2.50 - 6.50	2.31 - 2.50
Dividend yield	0.0%	0.0%

The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of our stock options. The Company used the average stock price over the last 40 months to project expected stock price volatility. The Company estimates the expected life based upon the vesting schedule and the term of the option grant. The Company estimates stock option forfeitures to be zero based on historical experience. We will revise our estimate in fiscal year 2007 based on experience in fiscal 2006.

During the quarter ended December 31, 2006, the Company issued options to employees of the Company to purchase 291,000 shares of the Company’s common stock at the market price on the date of grant with exercise prices between $3.76 and $4.53. The options have a ten year term and vest over a three-year period such that one-third will vest on each of the one year, two year and three year anniversary dates of the date of grant. These options were valued at approximately $681,000 using the Black-Scholes option-pricing model which will result in a charge to compensation expense over the vesting period. The Company also issued options to purchase 20,000 shares to a director, whose grant vested immediately, has a ten year term from the grant date and includes an exercise price of $3.76. These options were valued at $40,289 using the Black-Scholes option-pricing model which resulted in a charge to board compensation expense. During the quarter, the Company also issued options to purchase 40,000 shares to a consultant, whose grant vested immediately, has a five year term from the grant date, and includes an exercise price of $4.30. These options were valued at $64,020 using the Black-Scholes option-pricing model which resulted in a charge to consulting expense. Finally, the Company issued options to purchase 30,000 shares to a consultant, whose grant has a one-year cliff vesting schedule, has a five year term from the grant date, and includes an exercise price of $3.81.  These options were valued at $44,102 using the Black-Scholes option-pricing model which will result in a charge to consulting expense.

Option transactions during the three months ended December 31, 2006 are summarized as follows:

		Weighted
		Average	Aggregate
	Number of	Exercise	Intrinsic
	Shares	Price	Value
		(Thousands)

Outstanding at September 30, 2006	4,370	$2.47
Granted (1)	381	4.10
Exercised (1)	(180)	2.01
Canceled/Expired (1)	(78)	4.18
Outstanding at December 31, 2006 (1)	4,493	$2.60	$5,877

Options exercisable at December 31, 2006 (1)	3,000	$1.86	$5,838

Weighted average fair value of options granted during fiscal 2007 (1)		$2.18

(1)             Unaudited.

The aggregate intrinsic value was calculated based on the difference between the Company’s stock price on December 31, 2006 and the exercise price of the outstanding shares, multiplied by the number of outstanding shares as of December 31, 2006. The total intrinsic value of options exercised for the three months ended December 31, 2006 and 2005 were approximately $340,000 and $1,879,000, respectively.

The following information summarizes stock options outstanding and exercisable at December 31, 2006:

	Outstanding			Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual Life	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	in Years	Price	Exercisable	Price
	(Unaudited)
	(Thousands)
$0.41-$0.47	411	0.49	$0.41	411	$0.41
$0.70-$0.94	560	2.04	0.89	560	0.89
$1.06-$1.14	185	2.60	1.11	185	1.11
$1.44-$1.50	250	2.94	1.50	250	1.50
$1.85	353	3.57	1.85	353	1.85
$2.53	890	0.75	2.53	890	2.53
$3.35-$3.81	275	7.13	3.61	55	3.64
$4.00-$4.53	1,569	8.56	4.17	296	4.12
$0.41-$4.48	4,493	4.42	$2.60	3,000	$1.86

Warrants

Warrant transactions during the three months ended December 31, 2006 are summarized as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price
	(Thousands)
Outstanding at September 30, 2006	11,159	$1.61
Granted (1)	—	—
Exercised (1)	(117)	1.03
Canceled/Expired (1)	—	—
Outstanding at December 31, 2006 (1)	11,043	$1.62

Warrants exercisable at December 31, 2006 (1)	11,043	$1.62

Weighted average fair value of warrants granted during fiscal 2007 (1)		—

(1)             Unaudited.

The following information summarizes warrants outstanding and exercisable at December 31, 2006:

	Outstanding			Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average
	Number	Life	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	in Years	Price	Exercisable	Price
	(Unaudited)
	(Thousands)
$0.75	36	8.46	$0.75	36	$0.75
$1.00-$1.14	2,397	1.87	1.14	2,397	1.14
$1.30	60	1.50	1.30	60	1.30
$1.46-$1.61	5,100	1.27	1.61	5,100	1.61
$1.82	2,450	(1) 3.59	1.82	2,450	1.82
$2.41	1,000	7.04	2.41	1,000	2.41
$0.75-$2.41	11,043	2.46	$1.62	11,043	$1.62

(1)             includes 2,450,000 shares underlying the warrants issued to East Cliff Advisors, LLC that were accounted for under SFAS 123(R). The aggregate intrinsic value of these shares was approximately $4,778,000 at December 31, 2006.

Restricted Stock Units

For the quarter ended December 31, 2006, the Company recorded approximately $651,000, in aggregate, of related stock-based compensation expense related to restricted stock units, included in general and administrative expense. The compensation expense reduced both basic and diluted earnings per share by $0.005 for the quarter ended December 31, 2006. During the quarter, 150,000 restricted stock units vested, of which 98,040 were settled in shares of common stock and 69,960 were settled in cash in order to meet minimum tax withholding requirements. The Company recognized the fair value of the 69,960 restricted stock units, or approximately $267,000, as a charge to additional paid in capital, and no additional compensation cost was recognized.

RSU transactions during the three months ended December 31, 2006 are summarized as follows:

Number of
Shares
(Thousands)
Outstanding at September 30, 2006	1,589
Granted (1)	—
Vested (1)	(98)
Canceled/Expired (1)	(70)
Outstanding at December 31, 2006 (1)	1,421

RSU’s vested at December 31, 2006 (1)	134

(1)             Unaudited.

Note 11 — Segment Information

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

Effective for the fiscal year ended September 30, 2006, the Company committed to a plan to sell Petroleum Mud Logging, LLC, (PML) which had been reported as the Company’s oil and gas field services segment in previous filings.  The results from this business are excluded from the segment results, as they are included in discontinued operations in our Consolidated Statements of Operations for the three months ended December 31, 2006 and 2005.   The assets and liabilities were classified as held for sale on our Consolidated Balance Sheets in the fiscal year ended September 30, 2006. On November 15, 2006, the Company sold all of its interest in PML, and thereby disposed of all of its net assets (Note 3). Segment information for the prior periods has been reclassified to reflect this presentation.

	Three Months Ended December 31,
	2006	2005
	(Unaudited)
	(Thousands)
Revenues:
Alternative fuels	$45	$41
Nitrogen products manufacturing	35,385	—
	$35,430	$41
Operating income (loss):
Alternative fuels	$(13,968)	$(5,948)
Nitrogen products manufacturing	2,485	—
	$(11,483)	$(5,948)

Depreciation and amortization:
Alternative fuels	$153	$121
Nitrogen products manufacturing	1,303	—
	$1,456	$121

Interest expense:
Alternative fuels	$702	$285

	Three Months Ended December 31,
	2006	2005
	(Unaudited)
	(Thousands)
Nitrogen products manufacturing	27	—
	$729	$285

Expenditures for additions of long-lived assets:
Alternative fuels	$7,240	$27
Nitrogen products manufacturing	1,137	—
	$8,377	$27

Net income (loss) from continuing operations:
Alternative fuels	$(14,096)	$(5,955)
Nitrogen products manufacturing	2,458	—
	$(11,638)	$(5,955)

	As of
	December 31,	September 30,
	2006	2006
	(Unaudited)
	(Thousands)
Total assets:
Alternative fuels	$58,922	$66,208
Nitrogen products manufacturing	104,036	81,274
	$162,958	$147,482

Revenues from external customers are shown below for groups of similar products and services:

	Three Months Ended December 31,
	2006	2005
	(Unaudited)
	(Thousands)
Revenues:
Rental income	$45	$41
Nitrogen products manufacturing	35,385	—
	$35,430	$41

Note 12 — Related Party Transactions

During January 2003, the Company began to defer monthly salary payments to certain officers. These officers and the Company entered into convertible notes in the amount of such deferred salary payments. The notes bear interest at 9% and mature in twelve months, with all unpaid principal and interest due at that time. The notes may be converted in whole or in part into unregistered common stock of the Company without respect to the closing market price of the Company’s common stock at a conversion rate of $0.45 per share for the deferrals between January 1, 2003 and March 31, 2003 and at the closing market price for all subsequent deferrals. On September 30, 2005, these convertible promissory notes were amended to extend the term to September 30, 2008 and to reduce the interest rate to the prime rate published by the Wall Street Journal. As of December 31, 2006 and September 30, 2006 the balance in these convertible notes was approximately $173,000 and $169,000, respectively.

Note 13 — Subsequent Events

On January 20, 2007, 125,000 restricted stock units vested, of which 77,753 were settled in shares of common stock and 47,247 were settled in cash in order to meet minimum tax withholding requirements. The Company recognized the fair value of the 47,247 restricted stock units, or approximately $180,000, as a charge to additional paid in capital, and no additional compensation cost was recognized.

On January 22, 2007, we entered into an employment agreement with Richard T. Penning to serve as Executive Vice President of Commercial Affairs of the Company.  The term of the employment agreement is for two years from January 15, 2007, subject to automatic renewal unless we or Mr. Penning give prior notice.  In connection with the agreement, we agreed to grant Mr. Penning 275,000 restricted stock units that may be settled in shares of common stock of the Company.  These restricted stock units will vest over a three-year period such that one-third will vest on each of Mr. Penning’s one year, two year and three year anniversary dates of his vesting commencement date of January 15, 2007.  If Mr. Penning is terminated without cause or terminates his employment for good reason, then the vesting of a portion of the restricted stock unit grant will accelerate.  Upon a change in control, the full restricted stock unit grant will vest.  The Company determined the grant date fair value of the restricted stock units to be approximately $1,048,000.  This amount will be recorded as compensation expense on a straight line basis over the term of the employment agreement.

On January 25, 2007, the Company issued options to employees of the Company to purchase 60,000 shares of the Company’s common stock at the fair market value price on the date of grant of $3.77. The options have a ten year term and vest over a three-year period such that one-third will vest on each of the one year, two year and three year anniversary dates of the vesting commencement date. The options will fully vest upon a change in control.  These options were valued at approximately $131,000 using the Black-Scholes option pricing model which will result in a charge to compensation expense over the vesting period.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain information included in this report contains, and other reports or materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company or its management) contain or will contain, “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, Section 27A of the Securities Act of 1933, as amended, and pursuant to the Private Securities Litigation Reform Act of 1995. The forward-looking statements may relate to financial results and plans for future business activities, and are thus prospective. The forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by the forward-looking statements. They can be identified by the use of terminology such as “may,” “will,” “expect,” “believe,” “intend,” “plan,” “estimate,” “anticipate,” “should” and other comparable terms or the negative of them. You are cautioned that, while forward-looking statements reflect our good faith belief and best judgment based upon current information, they are not guarantees of future performance and are subject to known and unknown risks and uncertainties. Factors that could affect Rentech’s results include the risk factors detailed in “Part II. Other Information—Item 1A. Risk Factors” below and from time to time to time in the Company’s periodic reports and registration statements filed with the Securities and Exchange Commission. Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995, and thus are current only as of the date made. Other factors that could cause actual results to differ from those reflected in the forward-looking statements include dangers associated with facilities construction and operation of gas processing plants like those using the Rentech Process, risks inherent in making investments and conducting business in foreign countries, protection of intellectual property rights, competition, and other risks described in this report.

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

As used in this Quarterly Report on Form 10-Q, the terms “we,” “our,” “us” and “the Company” mean Rentech, Inc., a Colorado corporation and its subsidiaries, unless the context indicates otherwise.

OVERVIEW OF OUR BUSINESSES

Rentech, Inc. offers energy independence technologies utilizing domestic resources to economically produce ultra-clean synthetic fuels and chemicals. We were incorporated in 1981 to develop technologies that transform under-utilized energy resources into valuable and clean alternative fuels, chemicals and power. We have developed an advanced derivative of the well-established Fischer-Tropsch, or FT, process for manufacturing diesel fuel and other fuel products. The FT process was originally developed in Germany in the 1920s. Our proprietary application of the FT process, which we refer to as the Rentech Process, efficiently converts synthetic gas, referred to as syngas, derived from coal, petroleum coke or natural gas into liquid hydrocarbon products, including ultra high-quality diesel fuel and other fuel products.

Our business has historically focused on research and development of our FT technology and licensing it to third parties. During 2004, we decided to directly deploy our technology in select domestic projects in order to demonstrate commercial operation of the Rentech Process. We have begun to implement this strategy through the acquisition of Royster-Clark Nitrogen, Inc. on April 26, 2006 for the purchase price of $50.0 million, plus an amount equal to net working capital of RCN, which was approximately $20.0 million. REMC owns and operates a natural gas-fed nitrogen fertilizer production facility in East Dubuque, Illinois. We plan to convert the existing nitrogen fertilizer complex from natural gas to an integrated fertilizer and FT fuels production facility using coal gasification. We are also pursuing the development of other alternative fuels projects, including one in Natchez, Mississippi that we and potentially a partner or partners would construct to produce FT liquid hydrocarbon and other products using the Rentech Process. In addition, we are discussing proposals with owners of energy feedstocks for the joint development of alternative fuels projects and the use of the Rentech Process under licensing arrangements. We have entered into a Joint Development Agreement with Peabody Energy Corporation (“Peabody”), for the co-development of two coal-to-liquids projects, which would be located on Peabody coal reserves. The projects would convert coal into ultra-clean transportation fuels using the Company’s proprietary FT CTL process. We currently have one active license arrangement with DKRW-AF for the use of our coal-to-liquids technology in its proposed Medicine Bow Project in Wyoming.

On November 15, 2006, we sold our subsidiary Petroleum Mud Logging, LLC. For further information concerning our company, see Item 1A—Risk Factors of Part II—Other Information.

OVERVIEW OF FINANCIAL CONDITION, LIQUIDITY, AND RESULTS OF OPERATIONS

At December 31, 2006, we had working capital of $53,495,000. Historically, for working capital we have relied upon sales of our equity securities and borrowings. We have a history of operating losses, have never operated at a profit, and for the three months year ended December 31, 2006, had a net loss of $8,692,000.

In order to achieve our objectives as planned for fiscal 2007, we will need substantial amounts of capital that we do not now have for the conversion of REMC’s plant to use coal gasification and the Rentech Process, construction of our PDU at our Sand Creek site in Denver, Colorado, other possible acquisition and development projects, including the proposed Natchez Project and co-development projects with Peabody, and other expenses of our activities, including research and development. We believe that our currently available cash, cash flows from operations, funds from the potential sale of assets and other plans, which could include additional debt or equity financing, will be sufficient to meet our cash operating needs through the fiscal year ending September 30, 2007.

For further information concerning our potential financing needs and related risks, see Item 1A—Risk Factors of Part II—Other Information.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates and assumptions relate to: inventories, the valuation of long-lived assets, intangible assets and goodwill, revenue recognition, stock based compensation and the realization of deferred income taxes. Actual amounts could differ significantly from these estimates.

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

Stock Based Compensation.   In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision to Statement of Financial Accounting Standards 123, “Share-Based Payment” (“SFAS 123(R)”). The revision requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. SFAS 123(R) eliminates the alternative method of accounting for employee share-based payments previously available under Accounting Principles Board Opinion No. 25 (“APB 25”). In April 2005, the FASB delayed the effective date of SFAS 123(R) to fiscal years beginning after June 15, 2005. Effective October 1, 2005, the Company adopted the provisions of SFAS 123(R) using the modified-prospective transition method. Under this transition method, stock-based compensation expense for the three months ended December 31, 2006 and 2005 includes compensation expense for all stock-based compensation awards granted subsequent to September 30, 2005 based on grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Refer to footnote 10 in the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

More detailed information about our consolidated financial statements is provided in the following portions of this section. The following discussion should be read in conjunction with our consolidated financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2006 and the notes to those statements and to the notes and consolidated financial statements of this report.

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

The following table provides revenues, operating income (loss) from operations and net loss from continuing operations by each of our business segments for the three months ended December 31, 2006 and 2005.  More complete details about the results of operations of our business segments are set forth later in this report under the section heading “Results of Operations”.

	Three Months Ended December 31,
	2006	2005
	(Thousands)
Revenues:
Alternative fuels	$45	$41
Nitrogen products manufacturing	35,385	—
Total revenues	$35,430	$41

Operating income (loss):
Alternative fuels	$(13,968)	$(5,948)
Nitrogen products manufacturing	2,485	—
Total operating loss	$(11,483)	$(5,948)

Net loss from continuing operations before income taxes:
Alternative fuels	$(14,096)	$(5,955)
Nitrogen products manufacturing	2,458	—
Total net loss from continuing operations before income taxes	$(11,638)	$(5,955)

Comparison of Changes between Periods

The following table sets forth, for the three months ended December 31, 2006 and 2005, a comparison of changes between the periods in the components of our Consolidated Statements of Operations from continuing operations:

	Three Months Ended December 31,
	2006	2005
As a Percentage of Consolidated Net Sales from Continuing Operations

Net sales by category
Nitrogen products manufacturing	99.9%	—
Rental income	0.1%	100.0%
	100.0%	100.0%
Gross profit for each category
Nitrogen products manufacturing	10.5%	—
Rental income	100.0%	100.0%

	10.6%	100.0%
Operating expenses
General and administrative expense	18.8%	11304.4%
Depreciation and amortization	0.5%	297.4%
Research and development	23.7%	3154.5%
	43.0%	14756.3%

Operating loss	(32.4)%	(14656.3)%

Other income (expenses)
Interest income	1.6%	686.2%
Interest expense	(2.1)%	(702.7)%
	(0.4)%	(16.5)%

Net loss from continuing operations	(32.9)%	(14672.8)%

THREE MONTHS ENDED DECEMBER 31, 2006 COMPARED TO DECEMBER 31, 2005:

Continuing Operations:

Revenues

	Three Months Ended December 31,
	2006	2005
	(Thousands)
Revenues:
Nitrogen products manufacturing	$35,385	$—
Total products revenues	35,385	—
Rental Income	45	41
Total services revenues	45	41
Total revenues	$35,430	$41

Nitrogen products manufacturing.   Product sales are provided by our nitrogen products manufacturing segment. Product sales include the sale of various nitrogen fertilizer products manufactured at our East Dubuque Plant, which we acquired on April 26, 2006. The East Dubuque Plant is designed to produce anhydrous ammonia, nitric acid, ammonium nitrate solutions and carbon dioxide using natural gas as a feedstock. Product sales for the three months ended December 31, 2006 were $35,385,000 which included $1,625,000 of revenue derived from natural gas sales. Delayed summer fill movement and favorable early fall weather conditions contributed to a 104% increase in sales tonnage by the plant this quarter over the same period in the year prior to our acquisition of the plant. Accounts receivable balances increased due to this sales increase as well as a strong spring prepay program.  We had no product sales during the three months ended December 31, 2005 since this comparable period ended prior to our acquisition of the East Dubuque Plant.

Service Revenues.   Service revenues are technical services related to the Rentech Process which are provided by the scientists and technicians who staff our development and testing laboratory, and are included in our alternative fuels segment. In addition, the alternative fuels segment includes rental income earned by leasing a portion of the development and testing laboratory building to third parties.  There was no service revenue earned from technical services during the three months ended December 31, 2006 or 2005.

Rental Income.   Rental income is derived by leasing part of our development and testing laboratory building to a tenant.  Rental income from this tenant contributed $45,000 in revenue during the three months ended December 31, 2006 as compared to $41,000 during the three months ended December 31, 2005.  Rental income is included in our alternative fuels segment because the rental income is generated from the laboratory building that houses our development and testing laboratory, which is part of the alternative fuels segment.

Cost of Sales

	Three Months Ended December 31,
	2006	2005
	(Thousands)
Cost of sales:
Nitrogen products manufacturing	$31,683	$—
Total cost of sales	$31,683	$—

Our cost of sales includes costs for our nitrogen products manufacturing and technical services. During the three months ended December 31, 2006, the combined costs of sales were $31,683,000 compared to zero for the three months ended December 31, 2005. The increase for the three months ended December 31, 2006 resulted from the acquisition of the nitrogen products manufacturing segment in April 2006.  There were no technical services revenues for either of the comparable quarters.

Nitrogen Products Manufacturing.   Cost of sales for our nitrogen products manufacturing was $31,683,000 for the three months ended December 31, 2006, which included $1,717,000 of costs associated with natural gas sales.  Of these product costs, 71.1% and 9.3% were related to the cost of natural gas and labor and benefits expenses, respectively, for products produced and sold during the fiscal quarter ended December 31, 2006. The Company purchases natural gas on the open market through the use of fixed priced contracts, which allows the Company to lock in its gas costs in advance. Cost of sales was higher during the quarter ended December 31, 2006 than during the same period in the year prior to our acquisition of the plant due to the higher than normal volume of sales. The inventory is managed at a level that we expect will allow for continuous full production during the months from December through early March, a time period when commercial barge traffic on the Mississippi River is closed. As the nitrogen products manufacturing segment was acquired in April 26, 2006, we had no product costs for the comparable quarter ended December 31, 2005.

Gross Profit

	Three Months Ended December 31,
	2006	2005
	(Thousands)
Gross profit:
Nitrogen products manufacturing	$3,702	$—
Rental income	45	41
Total gross profit	$3,747	$41

Our gross profit for the three months ended December 31, 2006 was $3,747,000 as compared to $41,000 for the three months ended December 31, 2005.  The increase of $3,706,000, or 9130% resulted from inclusion of the nitrogen products manufacturing segment.

Nitrogen Products Manufacturing.   Gross profit for nitrogen products manufacturing was $3,702,000 for the three months ended December 31, 2006, which includes $93,000 of gross loss associated with natural gas sales. Gross margin was 10.5% for the first quarter. Favorable weather conditions in the early fall resulted in an increase in fertilizer sales. These conditions led to higher prices and nitrogen sales. As the nitrogen products manufacturing segment was acquired in April 2006, there was no gross profit or loss for this segment in the prior comparison periods.

Operating Expenses

	Three Months Ended December 31,
	2006	2005
	(Thousands)
Operating expenses:
General and administrative	$6,658	$4,588
Depreciation and amortization	166	121
Research and development	8,406	1,280
Total operating expenses	$15,230	$5,989

Operating expenses consist of general and administrative expense, depreciation and amortization and research and development. Our operating expenses have historically been grouped into several categories of major expenses. General and administrative expenses include: salaries and benefits, contract salaries and consulting, travel and entertainment, audit and tax expense, legal expense, insurance expense and public relations and promotions.  Salaries and benefits include significant non-cash charges for the recognition of compensation expense recorded in accordance with SFAS 123(R), which was adopted by the Company as of October 1, 2005.  We incur substantial research and development expenses in our testing laboratory where we actively conduct work to further improve our technology and to perform services for our customers. In addition, during fiscal 2006, we began to incur significant operating expenses related to constructing and implementing our plans to operate a fully integrated Fischer-Tropsch, coal-to-liquids PDU facility at the Sand Creek site.

We expect to experience operating costs on a much larger scale than in the past for the East Dubuque Plant, which we acquired on April 26, 2006. We plan to make substantial capital investments to reconfigure the plant to improve its economic results and to use our Fischer-Tropsch technology for additional revenues. If we make substantial capital investments in the East Dubuque Plant, or in plants which we may acquire an equity interest in, we would incur significant additional depreciation and amortization expenses in the future.

General and Administrative Expenses.   General and administrative expenses were $6,658,000 during the three months ended December 31, 2006, up $2,070,000 from the three months ended December 31, 2005 when these expenses were $4,588,000. Of the increase during the three months ended December 31, 2006, $1,217,000 related to our nitrogen products manufacturing segment; there was no corresponding amount for the three month ended December 31, 2005 since we acquired this segment on April 26, 2006.

Salaries and benefits expenses, including compensation expenses under SFAS 123(R) decreased by $177,000 during the quarter ended December 31, 2006 when these salaries and benefit expenses are compared against results for the quarter ended December 31, 2005.  The compensation expenses under SFAS 123(R) were $1,083,000 and $2,550,000 for the quarters ended December 31, 2006 and 2005, respectively. When compensation expenses under SFAS 123(R) are excluded from the salaries and benefits expenses, salaries and benefits expenses increased by $1,290,000 in the quarter ended December 31, 2006 against the comparable quarter in 2005. This increase in salaries and benefits expenses is a result of hiring new employees in various professional capacities related to the East Dubuque conversion project, the PDU and other project development activities, as well corporate management.  Salaries and consulting charges expensed to general and administrative expenses by REMC totaled $407,000.

Consulting expenses not related to REMC increased by $301,000, or by 158%, which was comprised of payments made to professional consulting firms for their specific expertise.  In addition, recruitment fees increased by $376,000 which were comprised of fees paid to employment search firms, and we incurred a one time charge of $100,000 for incentives paid to key executives of PML related to the sale of this entity. Additional general and administrative expenses fluctuated during the three months ended December 31, 2006 in comparison with the related expenses for the three months ended December 31, 2005, none of which were individually significant.

Depreciation and Amortization.   Depreciation and amortization expenses during the three months ended December 31, 2006 were $1,456,000, an increase of $1,335,000 compared to the three months ended December 31, 2005 when the total depreciation and amortization expense was $121,000. Of the depreciation and amortization amounts for the three months ended December 31, 2006, $1,290,000 were included in costs of sales during the period and no such expenses were included in costs of sales during the three months ended December 31, 2005.  Of the depreciation and amortization expenses incurred during the three months ended December 31, 2006, $1,304,000 related to our nitrogen products manufacturing segment. The remaining increases in depreciation expense during the three months ended December 31, 2006 was directly attributable to our alternative fuels segment.

Research and Development.   Research and development expenses were $8,406,000 during the three months ended December 31, 2006, all of which were included in our alternative fuels segment. This expense increased by $7,126,000 from the three months ended December 31, 2005, when these expenses were $1,280,000. Of the increase in research and development expenses, 82% is directly attributable to expenses incurred for the design and procurement of equipment for the Product Development Unit (“PDU”). The Company is constructing and plans to operate a fully integrated Fischer-Tropsch, alternative fuels PDU facility at the Sand Creek site. This plant would produce fuels and naphtha from various domestic coals, petroleum coke and biomass feedstocks on a demonstration scale, utilizing Rentech’s FT technology. With the PDU in operation, Rentech would be able to demonstrate production of hydrocarbon products from various feedstocks. The products from the plant would be used to supply test quantities of these fuels to groups which have expressed an interest in using the Rentech Process. Also included in the increase for the three months ended December 31, 2006, were expenses incurred for work on advanced catalysts, catalyst separation from crude wax, process optimization, and product upgrading.

Total Operating Expenses.   Total operating expenses during the three months ended December 31, 2006 were $15,230,000 as compared to $5,989,000 during the three months ended December 31, 2005, an increase of $9,241,000.  The increase in total operating expenses for the three months ended December 31, 2006 as compared to the prior comparable period is primarily a result of an increase in general and administrative expenses of $2,070,000 and an increase in research and development expenses of $7,126,000.

Income (Loss) from Operations

	Three Months Ended December 31,
	2006	2005
	(Thousands)
Income (loss) from operations:
Nitrogen products manufacturing	$2,485	$—
Technical services	(14,013)	(5,989)
Rental income	45	41
Loss from operations	$(11,483)	$(5,948)

Loss from operations during the three months ended December 31, 2006 increased by $5,535,000.  The increased loss compared to the first quarter of the prior fiscal year resulted from an increase in total operating expenses of $9,241,000 during the three months ended December 31, 2006 partially offset by an increase in gross profit of $3,706,000.

Nitrogen Products Manufacturing.   Income from operations for nitrogen products manufacturing was $2,485,000 for the three months ended December 31, 2006. The gain from operations for the nitrogen products manufacturing segment was due to favorable weather conditions in the early fall that resulted in an increase in fertilizer sales.  These conditions led to higher prices and higher sales volumes for our nitrogen products. As the nitrogen products manufacturing segment was acquired in April 2006, there was no income or loss from operations in the prior comparison period.

Technical Services.   Loss from operations for technical services was $14,013,000 during the three months ended December 31, 2006, up from $5,989,000 during the three months ended December 31, 2005, an increase of $8,024,000.  Loss from operations for technical services was up in the three months ended December 31, 2006 from an increase in operating expenses of $8,024,000.

Other Income (Expense)

	Three Months Ended December 31,
	2006	2005
	(Thousands)
Other income (expense):
Interest income	$574	$278
Interest expense	(729)	(285)

Total other income (expense)	$(155)	$(7)

Interest Income.   Interest income during the three months ended December 31, 2006 was $574,000, an increase from $278,000 during three months ended December 31, 2005. The increased interest income was due to an increase in funds invested in interest-bearing cash accounts and investment-grade marketable securities.  Our securities portfolio included government and commercial bonds, with a fair market value of $30,671,000 at December 31, 2006. These funds were primarily generated from our April 2006 concurrent public offerings of an aggregate of 18.4 million shares of common stock at a price per share of $3.40 and $57.5 million of 4.00% convertible senior notes due 2013.

Interest Expense.   Interest expense during the three months ended December 31, 2006 was $729,000, increased from $285,000 during the three months ended December 31, 2005.  The $444,000 increase during the three months ended December 31, 2006 resulted from an increase in cash interest payments incurred by REMC as well as on the April 2006 convertible senior notes, offset by a decrease in non-cash interest charges. Total non-cash interest expense recognized during the fiscal year ended December 31, 2006 was $119,000, compared to $203,000 during the fiscal year ended December 31, 2005. Of the total interest expense recognized in the three months ended December 31, 2006 $575,000 or 79% was due to the interest expense recognized stemming from the Company’s 4.00% Convertible Senior Notes Due 2013 issued in April 2006.

Total Other Expenses.   Total other expenses increased to $155,000 during three months ended December 31, 2006 from total other expenses of $7,000 during the three months ended December 31 2005. The increase of $148,000 resulted from an increase in interest income of $296,000 offset by an increase in interest expense of $444,000.

Net Income (Loss) from Continuing Operations

	Three Months Ended December 31,
	2006	2005
	(Thousands)
Net income (loss) from continuing operations:
Nitrogen products manufacturing	$2,458	$—
Technical services	(14,141)	(5,996)
Rental income	45	41
Net income (loss) from continuing operations	$(11,638)	$(5,955)

Net loss from continuing operations for technical services was $14,141,000 during the three months ended December 31, 2006, up from $5,996,000 during the three months ended December 31, 2005, an increase of $8,145,000.  Net loss from continuing operations for technical services was up in the three months ended December 31, 2005 as a result of an increase in operating expenses of $8,024,000 and an increase of $121,000 in other expense during the three months ended December 31, 2006.

For the three months ended December 31, 2006, we experienced a net loss from continuing operations of $11,638,000 compared to a net loss from continuing operations of $5,955,000 during the three months ended December 31, 2005.  The increase of $5,683,000 for the three  months ended December 31, 2005 resulted from an increase in loss from operations of $5,535,000 and an increase in total other expenses of $148,000.

Discontinued Operations:

Revenues

	Three Months Ended December 31,
	2006	2005
	(Thousands)
Revenues:
Oil and gas field services	$1,179	$1,881
Total revenues	$1,179	$1,881

Petroleum Mud Logging, LLC.   Service revenues in the amount of $1,179,000 were derived from contracts for our oil and gas field services for the three months ended December 31, 2006.  Our oil and gas field service revenues for the three months ended December 31, 2006 decreased by $702,000, or 37%, from the service revenues of $1,881,000 for the three months ended December 31, 2005.  The decrease in oil and gas field services revenue was due to timing of our sale of PML, which occurred mid-quarter.  As a result, we only recognized revenue from the beginning of the quarter through to the date of sale of PML, on November 15, 2006.

Cost of Sales

	Three Months Ended December 31,
	2006	2005
	(Thousands)
Cost of sales:
Oil and gas field services	$762	$1,313
Total cost of sales	$762	$1,313

Cost of Sales.   Cost of sales for oil and gas field services decreased to $762,000 during the three months ended December 31, 2006, down from $1,313,000 during the three months ended December 31, 2005.  The decrease of $551,000 or 42% decline was related to the timing of the sale of PML, which occurred mid-quarter. As a result, a full quarter of costs were not incurred in the quarter ended December 31, 2006 compared to the corresponding quarter in fiscal 2005.

Gross Profit

	Three Months Ended December 31,
	2006	2005
	(Thousands)
Gross profit:
Oil and gas field services	$417	$568
Total gross profit	$417	$568

Gross Profit.   Gross profit for oil and gas field services decreased to $417,000 during the three months ended December 31, 2005, down from $568,000 during the three months ended December 31, 2005.  The decrease of $151,000 was due to the timing of the sale of PML, which occurred mid-quarter.

Operating Expenses

	Three Months Ended December 31,
	2006	2005
	(Thousands)
Operating expenses:
General and administrative	$192	$213
Depreciation and amortization	—	14
Research and development	—	—
Total operating expenses	$192	$227

Operating expenses consist of general and administrative expense, depreciation and amortization and research and development.

General and Administrative Expenses.   General and administrative expenses were $192,000 during the three months ended December 31, 2006 and $213,000 during the three months ended December 31, 2005.

Depreciation and Amortization.   The Company deemed PML’s net assets as held for sale for fiscal year 2006.  As a result of our intention to sale PML, no deprecation or amortization expenses were recorded in three month period ended December 31, 2006.  Depreciation and amortization expenses during the three months ended December 31, 2005 were $59,000. Of this amount, $45,000 was included in costs of sales during the three months ended December 31, 2005.

Total Operating Expenses.   Total operating expenses during the three months ended December 31, 2006 were $192,000 compared to $227,000 during the prior year period.

Income from Operations

	Three Months Ended December 31,
	2006	2005
	(Thousands)
Income from operations:
Oil and gas field services	$225	$341
Income from operations	$225	$341

Income from Operations.   Income from operations for oil and gas field services decreased to $225,000 during the three months ended December 31, 2005, down from $341,000 during the three months ended December 31, 2005.  The decrease of $116,000 was due to the timing of the sale of PML, occurred mid-quarter.

Other Income (Expense)

	Three Months Ended December 31,
	2006	2005
	(Thousands)
Other income (expense):
Interest expense	$(2)	$(14)
Gain on disposal of fixed assets	2	—
Total other income (expense)	$—	$(14)

Other income (expense).   Other income (expense) is comprised of interest expense and gain on disposal of fixed assets.  Interest expense during the three months ended December 31, 2006 and 2005 were $2,000 $14,000, respectively.

Net Income from Discontinued Operations

	Three Months Ended December 31,
	2006	2005
	(Thousands)
Discontinued operations:
Net income from oil and gas field services	$225	$327
Total net income from discontinued operations	$225	$327

Net income from discontinued operations.   The oil and gas field services segment is the only business segment that we classified as a discontinued operation for the quarters ended December 31, 2006 and 2005. The net income from discontinued operations for the oil and gas field services segment decreased to $225,000 or $0.002 per share, during the three months ended December 31, 2006, down from $327,000 or $0.003 per share during the three months ended December 31, 2005.  The decrease of $102,000 was due to the timing of sale of PML, which occurred mid-quarter.

Net Loss Applicable to Common Stockholders

	Three Months Ended December 31,
	2006	2005
	(Thousands)
Net loss	$(8,692)	$(5,628)
Cash dividends paid on preferred stock	—	(74)
Net loss applicable to common stockholders	$(8,692)	$(5,702)

For the three months ended December 31, 2006, we experienced a net loss applicable to common stockholders of $8,692,000, or $0.061 per share compared to a net loss applicable to common stockholders of $5,702,000, or $0.050 per share during the three months ended December 31, 2005. Included in net loss applicable to common stockholders for the fiscal quarter ended December 31, 2005 was $74,000 of cash dividends paid on Series A Preferred Stock.

ANALYSIS OF CASH FLOW

The following table summarizes our Consolidated Statements of Cash Flows:

	Three Months Ended December 31,
	2006	2005
	(Unaudited)
	(Thousands)
Net Cash (Used in) Provided by:
Operating activities	$(527)	$(3,203)
Investing activities	(3,422)	(4,066)
Financing activities	208	12,028

Cash Flows From Operating Activities

Net Loss.   Operating activities produced net losses of $8,692,000 during the three months ended December 31, 2006, as compared to $5,628,000 during the three months ended December 31, 2005.  The cash flows used in operations during these periods resulted from the following operating activities.

Depreciation.   Depreciation expense increased during the three months ended December 31, 2006 by $1,761,000, as compared to the three months ended December 31, 2005.  The increase in depreciation expense was attributable to our acquisition of REMC and its related fixed assets.

Amortization.   Amortization expense did not change during the three months ended December 31, 2006 as compared to the three months ended December 31, 2005.

Utilization of Spare Parts.   During the three months ended December 31, 2006, we utilized $457,000 of spare parts in our production of nitrogen-based fertizlers. There was no utilization of spare parts for the comparable period in 2005.

Non-Cash Interest Expense.   Total non-cash interest expense recognized during the three months ended December 31, 2006 was $190,000, compared to $203,000 during the three months ended December 31, 2005. The non-cash interest expense recognized in the fiscal quarter ended December 31, 2006 was due to the amortization of bond issue costs and beneficial conversion feature expenses of our convertible notes. Most of the non-cash interest expense recognized in the fiscal quarter ended December 31, 2005 was due to the amortization of debt issuance costs related to a line of credit and bridge loans used to provide working capital and fund acquisition costs related to the purchase of RCN.

Gain of sale of Subsidiary.   On November 15, 2006 the Company sold Petroleum Mud Logging, LLC (PML) for $5,349,000.  The book value of the Company’s ownership of PML was $2,628,000 and we incurred $49,000 in transaction costs, resulting in a $2,721,000 gain.

Accrued Interest Expense.   Total accrued interest expense recognized during the fiscal quarter ended December 31, 2006 was $496,000, compared to $2,000 during the fiscal quarter ended December 31, 2005.

Common Stock Issued for Services.   For the quarter ended December 31, 2006, the Company recorded $651,000, in aggregate, of related stock-based compensation expense related to restricted stock units, included in general and administrative expense. During the quarter, 150,000 restricted stock units vested of which 98,040 were settled in shares of common stock and 69,960 were settled in cash in order to meet minimum tax withholding requirements. The Company recognized the fair value of the 69,960 restricted stock units, or $267,000, as repurchase of shares issued, and no additional compensation cost was recognized.

Stock Options and Warrants Issued for Services.   During the three months ended December 31, 2006, the Company recorded $433,000 of compensation expenses related to stock options that vested during the period that were valued using the Black-Scholes option-pricing model at time of the option grant.  There were no such transactions in the comparable quarter in 2005.

Changes in Operating Assets and Liabilities.   The changes in operating assets and liabilities, net of business combination, result from the following factors.

Accounts Receivable.   Accounts receivable increased by $918,000 during the three months ended December 31, 2006.  The increase in accounts receivable was primarily due to a high volume of sales that were billed to our customers in our nitrogen products manufacturing segment.

Other Receivables and Receivable from Related Party.   Other receivables and receivable from related party increased by $200,000 during the three months ended December 31, 2006 primarily due to an earn-out payment related to the sale of our former subsidiary REN Corporation and the timing of accruals and receiving payments.

Inventories.   Inventories decreased during the three months ended December 31, 2006 by $4,080,000.  The decrease was due to the high sales volume in our nitrogen products manufacturing segment, which occurred in the same period.

Prepaid Expenses and Other Current Assets.   Prepaid expenses and other current assets increased during the three months ended December 31, 2006 by $791,000.  The increase reflects the timing of payment on certain annual insurance premiums, net of the amortization of such premiums.

Accounts Payable.   Accounts payable increased by $2,397,000 during the three months ended December 31, 2006. This increase resulted primarily from the timing of receiving and paying trade payables.

Accrued Retirement Payable.   Accrued retirement payable decreased by $136,000 as a result of the payments made to the former CEO and COO during the three months ended December 31, 2006.

Accrued Liabilities, Accrued Payroll and Other.   Accrued liabilities, accrued payroll and other decreased $1,598,000 during the three months ended December 31, 2006 mainly as a result of the timing of payment of certain payroll related accruals.

Deferred Revenue.   The Company records a liability for customer payments received in advance of delivery and acceptance in order to recognize revenue in the appropriate period.  Deferred revenue increased by $3,884,000 during the three month period ended of December 31, 2006 primarily due to the seasonality of REMC’s business cycle.

Net Cash Used in Operating Activities.   The total cash used in operations decreased to $527,000 during the three months ended December 31, 2006, as compared to $3,203,000 of cash used in operation during the three months ended December 31, 2005.

Cash Flows from Investing Activities

Purchase of Property and Equipment.   During the three months ended December 31, 2006, we purchased $8,397,000 of property and equipment.  Of the property and equipment purchases, 87% was attributable to purchases related to the construction of our PDU site and our conversion of the East Dubuque Plant.

Marketable securities, held for sale.   During fiscal fourth quarter of 2006, we purchased investment-grade marketable securities that are comprised of U.S. government and municipal notes and bonds, corporate bonds, asset-backed securities, commercial paper, special auction variable rate securities and other investment-grade marketable debt and equity securities. These securities are available for sale to fund the Company’s future operational needs. Our investment securities, held for sale increased by $385,000 during the three months ended December 31, 2006.

Proceeds from Sale of Subsidiary.   The gross proceeds collected during the quarter ended December 31, 2006 was $5,398,000 related to our sale of PML on November 15, 2006.

Net Cash Used by Investing Activities.   The total cash used by investing activities decreased to $3,422,000 during the three months ended December 31, 2006 as compared to cash used of $4,066,000 during the three months ended December 31, 2005.

Cash Flows from Financing Activities

Proceeds from Issuance of Options and Warrants Exercised.   During the three months ended December 31, 2006, the Company collected $481,000 related to stock options that were exercised.

Payment of Financial Advisory Fees.   During the fiscal quarter ended December 31, 2006, we paid $250,000 for advisory fees to Credit Suisse to act as our exclusive financial advisor with respect to the development, financing and review of certain financing matters in connection with the East Dubuque and Natchez projects.

Proceeds/Payments on Line of Credit, Net.   During the three months ended December 31, 2006, we made $28,893,000 of payments and received $28,893,000 of proceeds from on our line of credit.

Cash and Cash Equivalents decreased during the three months ended December 31, 2006 by $3,741,000 compared to an increase of $4,759,000 during the three months ended December 31, 2005.  These changes decreased the ending cash balance at December 31, 2006 to $22,825,000, and increased the ending cash balance at December 31, 2005 to $29,480,000.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2006, the Company had working capital of $53,495,000, as compared to working capital of $65,316,000 at September 30, 2006. Our current assets totaled $89,213,000, including net accounts receivable of $21,231,000, and our current liabilities were $35,718,000. We had long-term liabilities of $58,046,000, of which most related to our long-term convertible debt as well as the mortgage on our development and testing laboratory. From our inception on December 18, 1981 through December 31, 2006, we have incurred losses in the amount of $109,348,000, including accumulated other comprehensive gain of $1,000. For the three months ended December 31, 2006, we recognized a net loss $8,692,000, and negative cash flow from operations of $912,000. If the Company does not operate at a profit in the future, it may be unable to continue its operations at the present level or at all.

Historically, we have relied for working capital upon private placements and public offerings of our common stock, which have been sold at a discount from the market price. We have also previously sold convertible preferred stock and convertible promissory notes bearing interest in private placements and public offerings. Our shareholders approved an amendment to our Restated Articles of Incorporation to increase the number of authorized shares of common stock from 150.0 million to 250.0 million. For the years ended September 30, 2006, 2005 and 2004, we received cash proceeds from the issuance of common stock of approximately $81.8 million (including $62.6 million from the issuance of common stock, $12.2 million from the receipt of a subscription receivable and $7.0 million from the exercise of stock options and warrants), $21.1 million, and $4.7 million. In addition, we received cash proceeds from long-term debt and long-term convertible debt to stockholders of $57.5 million, $2.9 million, and $0.6 million for each of the three fiscal years, respectively, as well as $0, $8.3 million, and $0 from the issuance of convertible preferred stock.

On April 18, 2006, the Company closed its concurrent public offerings of 16.0 million shares of common stock at a price per share of $3.40 and $50.0 million principal amount of its 4.00% Convertible Senior Notes Due 2013. The Notes bear interest at the rate of 4.00% per year on the principal amount of the Notes, payable in cash semi-annually in arrears on April 15 and October 15 of each year, beginning October 15, 2006. Holders may convert their Notes into shares of Rentech’s common stock (or cash or a combination of cash and shares of common stock, if Rentech so elects) at an initial conversion rate of 249.2522 shares of Rentech’s common stock per $1,000 principal amount of Notes (which represents a conversion price of approximately $4.0120 per share of common stock), under the circumstances described in the Notes. On April 24, 2006, the underwriters of the Company’s concurrent public offerings of 16.0 million shares of common stock priced at $3.40 per share and $50.0 million aggregate principal amount of its 4.0% convertible senior notes due 2013 exercised in full their over-allotment options by purchasing an additional 2.4 million shares of common stock and $7.5 million of convertible senior notes. Including the over-allotment purchases, the Company’s offerings totaled 18.4 million shares of common stock at a price to the public of $3.40 per share and $57.5 million in convertible senior notes, resulting in net proceeds to Rentech of approximately $113.0 million after deducting the underwriting discounts, commissions, and fees.

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

More recently we have begun to directly deploy our Rentech Process in selected domestic projects. We initially implemented this strategy by purchasing RCN on April 26, 2006, which owns a nitrogen fertilizer production plant in East Dubuque, Illinois. The purchase price of the acquisition was $50.0 million, plus an amount equal to net working capital of RCN at closing, which was approximately $20.0 million. We funded the acquisition of RCN using approximately $70.0 million of the proceeds of our concurrent public offerings of common stock and convertible senior notes. In connection with the closing of the acquisition, RCN was re-named Rentech Energy Midwest Corporation, referred to herein as REMC. The business of REMC is highly seasonal and requires substantial working capital to operate during the period when nitrogen fertilizer sales are slow and to build inventory in anticipation of the planting season. In order to meet the working capital needs of REMC, we have obtained the Revolving Credit Facility. The Revolving Credit Facility has a maximum availability of $30.0 million, subject to borrowing base limitations.  The Revolving Credit Facility also imposes various restrictions and covenants on REMC, including, without limitation, limitations on REMC’s ability to incur additional debt, guarantees or liens, ability to make distributions or dividends or payments of management or similar fees to affiliates, a minimum fixed charge coverage ratio and a minimum tangible net worth covenant.  As of December 31, 2006, REMC had no aggregate borrowings under the Revolving Credit Facility. We plan to convert the REMC facility in phases. In Phase 1 of the conversion, we intend to add a commercially available coal gasification system that converts coal into syngas for use in fertilizer production. During Phase 1A of the conversion, we plan to add the Rentech Process to produce liquid hydrocarbon products, such as diesel and jet fuels, from the additional syngas produced from the coal gasification process. We currently estimate we would need at least $800.0 million of additional debt and equity financing to finance Phases 1 and 1A of the conversion and that commercial operation of Phases 1 and 1A would commence by 2010.

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

In October 2005, we paid approximately $1.4 million to acquire the 50% equity interest in Sand Creek Energy, LLC that we did not already own. We are preparing to construct and plan to operate on the site what we believe will be the United States’ first fully integrated Fischer-Tropsch, coal-to-liquids, product development unit (“PDU”) research facility. This plant is expected to produce ultra-clean diesel and aviation fuels and naphtha from various domestic coals, petroleum coke and biomass feedstocks on a demonstration scale, utilizing coal gasification technology and the Rentech Process. With the PDU in operation, we expect to be able to optimize the operating conditions of the FT synthesis and upgrading section for producing different specialized cuts of fuels. The products from the facility will be used to supply test quantities of these ultra-clean fuels to potential licenses and customers. We expect construction of the PDU to be completed by the third calendar quarter of 2007 and to cost approximately $40 million.

To achieve our objectives as planned for fiscal 2007, we will need substantial amounts of capital that we do not now have to fund the conversion of the East Dubuque Plant to use the Rentech process, construction of the PDU, and development projects such as the Natchez Project and the potential projects with Peabody. In order to fund these projects and to meet our other working capital requirements, we expect to raise capital at the project level through both debt and equity sources, as well as at the Rentech level where we may issue additional shares of our common stock and other equity or debt securities. We have two shelf registration statements; the first covering approximately $29.9 million aggregate offering price of securities and the second covering approximately $44.1 million in shares of our common stock for issuance in future financing transactions, in each case as of September 30, 2006. Some of the securities to be offered will not be registered under the Securities Act of 1933, and may not be offered or sold in the United States absent an available exemption from registration. The success of any given project will be based, in part, on the success of the related project level financing. In order to fund our working capital requirements and to fund our other plans, we may also issue shares of convertible preferred stock or other securities convertible into common stock or we may enter into additional debt instruments. A substantial increase in indebtedness could result in substantially increased interest costs and the issuance of additional preferred stock could increase dividend costs, as well as transactional and other costs. Moreover, the level of corporate activity required to pursue the opportunities and objectives outlined above, and described under Item 1—Business, has resulted in a materially increased cash burn rate, including costs for consultants, attorneys, accountants, financial advisors, and other service providers, as well as the need for additional personnel, systems, and expense for the Company. These costs are expected to continue and to rise. As relates to the capital requirements of the PDU and the Company’s working capital requirements as projected for fiscal 2007, we believe that our currently available cash, cash flows from operations, funds from the potential sale of assets and other plans, which could include additional debt or equity financing, will be sufficient to meet our cash operating needs through the fiscal year ending September 30, 2007.

CONTRACTUAL OBLIGATIONS

In addition to the lines of credit and long-term convertible debt previously described, we have entered into various other contractual obligations as of and subsequent to December 31, 2006.  The following table lists our significant contractual obligations at December 31, 2006.

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
	(Unaudited)
	(Thousands)
Notes payable to related parties	$173	$—	$173	$—	$—
Lines of credit (3)	—	—	—	—	—
Long-term debt (1)	988	20	45	51	872
Long-term convertible debt (2)	56,711	—	—	—	56,711
Interest payments on debt	15,369	2,365	4,725	4,719	3,560
Retirement payables	520	395	125	—	—
Purchase obligations (4)	903	903	—	—	—
Operating leases	1,745	485	1,015	245	—
	$76,409	$4,168	$6,083	$5,015	$61,143

(1)             We have leased office space under two non-cancelable operating leases, one of which expires October 31, 2009, the other expires in June 2010. The first lease has a renewal option for an additional five years.

(2)             On April 18, 2006, the Company closed a public offering that included $50.0 million principal amount of Convertible Senior Notes Due 2013. The Notes bear interest at the rate of 4.00% per year on the principal amount of the Notes, payable in cash semi-annually in arrears on April 15 and October 15 of each year, beginning October 15, 2006. Holders may convert their Notes into shares of the Company’s common stock (or cash or a combination of cash and shares of common stock, if we so elect) at an initial conversion rate of 249.2522 shares of the Company’s common stock per $1,000 principal amount of Notes (which represents a conversion price of approximately $4.0120 per share of common stock), under the circumstances described in the Notes. On April 24, 2006, the Company’s underwriters exercised their over-allotment option and purchased an additional $7.5 million of convertible senior notes. Including the over-allotment, the Company offered a total of $57.5 million in convertible senior notes. On the balance sheet these notes are shown net of $789,000 of deferred financing charges related to the beneficial conversion feature for a total of $56.7 million on December 31, 2006.

(3)             On April 26, 2006, REMC entered into a Financing Agreement (the “Revolving Credit Facility”) with The CIT Group/Business Credit, Inc. to support the working capital needs of REMC’s East Dubuque, Illinois nitrogen fertilizer plant. The Revolving Credit Facility has a maximum availability of $30.0 million, subject to borrowing base limitations, and bears interest at the Chase Bank Rate plus 0.25% for Chase Bank Rate Loans and LIBOR rate plus 2.50% for LIBOR Loans. Subject to the conditions and limitations stipulated in the agreement, we may elect that such principal debt will be Chase Bank Rate Loans, LIBOR Loan, or a combination of both. The interest rate at December 31, 2006 was 8.50%. The Revolving Credit Facility is guaranteed by RDC, and is secured by a first priority security interest in all of REMC’s current assets, including, without limitation, all receivables, accounts, inventories and general intangibles. The Revolving Credit Facility also imposes various restrictions and covenants on REMC, including, without limitation, limitations on REMC’s ability to incur additional debt, guarantees or liens, ability to make distributions or dividends or payments of management or similar fees to affiliates, a minimum fixed charge coverage ratio and a minimum tangible net worth covenant. In addition, the facility provides for a letter of credit guarantee by CIT which would be deducted from the $30.0 million maximum availability. As of December 31, 2006, REMC had aggregate borrowings under the Revolving Credit Facility of $0 and letter of credit guarantees under the facility of $0.

(4)             The amount presented represents certain open purchases orders with our vendors. Not all of our open purchase orders are purchase obligations, since some of the orders are not enforceable or legally binding on the Company until the goods are received.

In addition to the contractual obligations previously described, we have entered into various other commercial commitments.  The following table lists the commitments at December 31, 2006 under the employment agreement we have entered into with our executive officers.

Other	Amount of Commitment Expiration Per Period
Commercial Commitments	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
	(Unaudited)
	(Thousands)
Employment agreements(1)	$3,257	$1,506	$1,751	$—	$—
	$3,257	$1,506	$1,751	$—	$—

(1)             We have entered into various employment agreements with our executive officers that extend to May 15, 2009.  These agreements set forth annual compensation as well as the compensation that we must pay upon termination of employment.  On January 22, 2007, the Company entered into an employment agreement with an executive that extends to January 15, 2009 for a base annual compensation of $265,000.  Since this employment agreement occurred subsequent to our fiscal quarter ended December 31 2006, it is not reflected in the table above.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements.

Recent Accounting Pronouncements from Financial Statement Disclosures

In March 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s consolidated financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The effective date of this interpretation is the first fiscal year that begins after December 15, 2006. Management is currently evaluating the impact FIN 48 will have on the Company’s consolidated financial statements. In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “ Fair Value Measurements “ (SFAS No. 157). This standard clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 is effective for consolidated financial statements issued for fiscal years beginning after November 15, 2007. Management does not expect SFAS No. 157 to have a material impact on the Company’s financial condition or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106, and 132(R) “ (SFAS No. 158). This standard requires employers to recognize the underfunded or overfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. Additionally, SFAS No. 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position. The new reporting requirements and related new footnote disclosure rules of SFAS No. 158 are effective for fiscal years ending after December 15, 2006. The new measurement date requirement applies for fiscal years ending after December 15, 2008. Management does not expect SFAS No.158 to have a material impact on the Company’s financial condition or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108 regarding the process of quantifying financial statement misstatements. SAB No. 108 states that registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement. The interpretations in SAB No. 108 contain guidance on correcting errors under the dual approach as well as provide transition guidance for correcting errors. This interpretation does not change the requirements within SFAS No. 154, “Accounting Changes and Error Corrections- a replacement of APB No. 20 and Financial Accounting Standards Board (“FASB”) Statement No. 3,” for the correction of an error on consolidated financial statements. SAB No. 108 is effective for annual consolidated financial statements covering the first fiscal years ending after November 15, 2006. We will be required to adopt this interpretation by September 30, 2007. We are currently evaluating the requirements of SAB No. 108 and the impact this interpretation may have on our consolidated financial statements.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.   We are exposed to the impact of interest rate changes related to our investment of current cash and cash equivalents and marketable securities. These funds are generally highly liquid with short-term maturities, and the related market risk for cash and cash equivalents and marketable securities is not considered material. In addition to market risk related to marketable securities, our debt is at fixed rates and at variable interest rates. A hypothetical increase or decrease in interest rates by 1% would have changed annual interest expense on the variable rate loan by approximately $2,000 for the three months ended December 31, 2006. We believe that fluctuations in interest rates in the near term will not materially affect our consolidated operating results, financial position or cash flow.

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

Our liquidity and capital resources are limited. At December 31, 2006, we had working capital (current assets in excess of current liabilities) of $53,495,000, compared to working capital (current assets in excess of current liabilities) of $65,316,000 at September 30, 2006. We must raise substantial additional capital, not only to execute our business plan of commercializing and licensing the Rentech Process and converting the East Dubuque Plant and developing other plants, but also to continue our operations after existing funds are exhausted. The level of corporate activity required to pursue our business opportunities and objectives has resulted in a materially increased cash burn rate. We believe that our currently available cash, cash flows from operations and other plans, which could include additional debt or equity financing, will be sufficient to meet our cash operating needs through the fiscal year ending September 30, 2007. In order to fund our working capital requirements and to fund our other plans, we expect to issue additional shares of common stock, we may issue shares of convertible preferred stock or other securities convertible into or exercisable or exchangeable for common stock or we may enter into additional debt instruments. Some of the securities to be offered will not be registered under the Securities Act of 1933, and may not be offered or sold in the United States absent an available exemption from registration. A substantial increase in indebtedness could result in substantially increased interest costs and the issuance of additional preferred stock could increase dividend costs, as well as transactional and other costs.

We have never operated at a profit. If we do not achieve significant amounts of additional revenues and become profitable, we may be unable to continue our operations.

We have a history of operating losses and have never operated at a profit. From our inception on December 18, 1981 through December 31, 2006, we have incurred losses in the amount of $109,348,000, including an accumulated other comprehensive income of $1,000. During the three months ended December 31, 2006, we had a net loss of $8,692,000. If we do not achieve significant amounts of additional revenues and operate at a profit in the future, we may be unable to continue our operations at their current level. Ultimately, our ability to remain in business will depend upon earning a profit from commercialization of the Rentech Process. We have not been able to achieve sustained commercial use of the technology as of this time. Failure to do so would have a material adverse effect on our financial position, results of operations and prospects.

REMC’s operations have not been profitable and require substantial working capital financing.

From April 26, 2006, the date our acquisition of REMC, through September 30, 2006, REMC operated at a net loss, but provided positive cash flow from operations. However, REMC has historically sustained cumulative losses and has had cumulative negative cash flows from operations during the fiscal years ended December 31, 2005 and 2003. For the fiscal year ended December 31, 2004, RCN operated at a profit and provided positive cash flows from operations. The losses are the result, among other things, of very difficult market conditions in its industry, and of rapidly rising costs of the natural gas feedstock and energy required to produce nitrogen fertilizers. Moreover, REMC’s business is extremely seasonal, with the result that working capital requirements in its off season are substantial. If we are not able to operate the East Dubuque Plant at a profit or if we are not able to access a sufficient amount of financing for working capital, our business, financial condition and results of operations would be materially adversely affected.

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

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee and director services received in exchange for an award of equity instruments based on the grant-date fair value of the award. We adopted SFAS No. 123(R) on October 1, 2005, using the modified prospective method for the adoption of its provisions, which results in the recognition of compensation expense for all share-based awards granted after the effective date and the recognition of compensation expense for all previously granted share-based awards that remain unvested at the effective date. However, because we previously accounted for share-based payments to employees and directors using the intrinsic value method, our results of operations have not included the recognition of compensation expense for the issuance of stock option awards. As a result of adopting SFAS 123(R), we recognized approximately $1,083,000 and $2,550,000 of compensation expense for the three months ended December 31, 2006 and 2005, respectively. We believe that compensation expense recorded in periods after the implementation of SFAS No. 123(R) may be significantly higher than the amounts that would have been recorded in years prior to its adoption.

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

The engineering, design, procurement of materials, and construction necessary to convert the East Dubuque Plant to use coal as a feedstock and to include the Rentech Process is currently estimated to take several years and to require at least $800.0 million of additional debt and equity financing. We cannot make assurances that we will be able to obtain this financing at all, or in the time required, and our failure to do so would prevent us from implementing our business plan as expected. Further, acquisition and development of other alternative fuels projects could involve comparable or greater time commitments of capital, time and other resources. Moreover, we have never undertaken any such projects, and the duration, cost, and eventual success of our efforts are all uncertain.

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

As of December 31, 2006, our total indebtedness was approximately $57.9 million. The conversion of the East Dubuque Plant will require substantial further borrowing in order to raise at least $800.0 million of additional capital that we currently estimate will be necessary to finance the project. If we undertake additional projects, significant additional indebtedness may be required.

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

As of December 31, 2006, we had approximately $78.0 million of tax net operating loss carryforwards. Realization of any benefit from our tax net operating losses is dependent on: (1) our ability to generate future taxable income and (2) the absence of certain future “ownership changes” of our common stock. An “ownership change,” as defined in the applicable federal income tax rules, would place significant limitations, on an annual basis, on the use of such net operating losses to offset any future taxable income we may generate. Such limitations, in conjunction with the net operating loss expiration provisions, could effectively eliminate our ability to use a substantial portion of our net operating losses to offset any future taxable income.

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

As of December 31, 2006, there were 142.2 million shares of our common stock outstanding. As of that date, we also had an aggregate of 31.6 million shares of common stock that may be issued upon exercise or conversion of outstanding convertible notes, restricted stock units, options and warrants. In April 2006, we issued an aggregate of 18.4 million shares of our common stock and $57.5 million in convertible senior notes, which are initially convertible into up to 14.3 million shares of our common stock upon the satisfaction of certain conditions. In addition, we have two shelf registration statements; the first covering $29.9 million aggregate offering price of securities (up to all of which could be issued as shares of common stock) and the second covering $44.1 million in shares of our common stock for issuance in future financing transactions, in each case as of September 30, 2006. We have filed a preliminary proxy statement with the SEC requesting shareholder approval for a potential issuance of common stock of up to 60.0 million shares of our common stock (or securities convertible into or exerciseable for common stock) for up to an aggregate of $250.0 million in gross proceeds, at a discount of up to 20% from the market price at the time of issuance and sale. We expect the sale of common stock and common stock equivalents in material amounts will be necessary to finance the progress of our business plan and facilitate our licensing business. Certain holders of our securities have, and certain future holders are expected to be granted, rights to participate in or to require us to file registration statements with the SEC for resale of common stock.

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

•            the effect of the acquisition of REMC or the construction of other process plants on Rentech’s consolidated financial statements is not consistent with the expectations of the financial or industry analysts, stockholders or other investors;

•            significant shareholders of Rentech decide to dispose of their shares of common stock because of any of the above or other reasons; or

•            any of the other risks referred to in this section materialize.

ITEM 6.  EXHIBITS.

Exhibit Index

10.1

Equity Purchase Agreement dated November 15, 2006, by and between Rentech, Inc. and PML Exploration Services, LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed on November 16, 2006).

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

RENTECH, INC.

Dated: February 9, 2007	/s/ D. Hunt Ramsbottom
D. Hunt Ramsbottom, President and
Chief Executive Officer

Dated: February 9, 2007	/s/ Merrick Kerr
Merrick Kerr
Chief Financial Officer