Form 10-Q
period 2007-03-31
RENTECH INC /CO/
filed 2007-05-10
CIK 868725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

The number of shares of the Registrant’s common stock outstanding as of May 7, 2007 was 162,753,880.

RENTECH, INC.
Form 10-Q
Second Quarter Ended March 31, 2007

RENTECH, INC.

PART I.             FINANCIAL INFORMATION

ITEM 1.                    FINANCIAL STATEMENTS

RENTECH, INC.
Consolidated Balance Sheets
(Stated in Thousands, Except Per Share Data)

	As of
	March 31,	September 30,
	2007	2006
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$26,604	$26,566
Restricted cash, short-term	102	—
Marketable securities (Note 4)	8,335	30,283
Accounts receivable, net of $126 (March 31, 2007 and September 30, 2006) allowance for doubtful accounts (Note 2)	8,126	5,208
Inventories (Note 5)	24,334	14,843
Other receivables, net	15	111
Prepaid expenses and other current assets	3,415	2,747
Assets held for sale, current (Note 3)	—	1,524
Total current assets	70,931	81,282
Property and equipment, net of accumulated depreciation and amortization of $8,656 (March 31, 2007) and $4,853 (September 30, 2006)	75,910	61,405
Other assets
Licensed technology and technology rights, net of accumulated amortization of $3,380 (March 31, 2007) and $3,252 (September 30, 2006)	338	467
Deposits and other assets (Note 7)	6,367	5,647
Restricted cash, long-term	200	205
Assets held for sale, non-current (Note 3)	—	1,680
Total other assets	6,905	7,999
Total assets	$153,746	$150,686

(Continued on following page)

See Notes to Consolidated Financial Statements

(Continued from previous page)

RENTECH, INC.
Consolidated Balance Sheets
(Stated in Thousands, Except Per Share Data)

	As of
	March 31,	September 30,
	2007	2006
	(Unaudited)
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$4,824	$4,687
Accrued payroll and benefits	2,737	3,020
Accrued liabilities	4,994	1,709
Deferred revenue (Note 2)	28,615	4,440
Accrued interest	1,061	1,053
Accrued retirement payable	375	531
Current portion of long-term debt (Note 6)	21	20
Other short-term liabilities	10	—
Liabilities held for sale, current (Note 3)	—	506
Total current liabilities	42,637	15,966
Long-term liabilities
Long-term debt, net of current portion (Note 6)	962	973
Long-term convertible debt to stockholders, net of current portion (Note 7)	56,742	56,679
Convertible notes payable to related parties (Note 13)	176	169
Accrued retirement payable	—	125
Other long-term liabilities	66	71
Liabilities held for sale, non-current (Note 3)	—	118
Total long-term liabilities	57,946	58,135
Total liabilities	100,583	74,101
Commitments and contingencies (Notes 2, 9 and 13)
Stockholders’ equity (Note 10)
Preferred stock—$10 par value; 1,000 shares authorized; 90 series A convertible preferred shares authorized and issued and zero (March 31, 2007) and zero (September 30, 2006) series A convertible preferred shares outstanding, liquidation preference of $0 (March 31, 2007) and $0 (September 30, 2006)	—	—
Series C participating cumulative preferred stock—$10 par value; 500,000 shares authorized; no shares issued and outstanding	—	—
Common stock—$.01 par value; 250,000 shares authorized; 142,512 (March 31, 2007) and 141,793 (September 30, 2006) shares issued and outstanding	1,425	1,418
Additional paid-in capital	178,264	175,825
Accumulated deficit	(126,526)	(100,656)
Accumulated other comprehensive loss	—	(2)
Total stockholders’ equity	53,163	76,585
Total liabilities and stockholders’ equity	$153,746	$150,686

See Notes to Consolidated Financial Statements

RENTECH, INC.
Consolidated Statements of Operations
(Stated in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Revenues
Product sales	$16,873	$—	$52,258	$—
Service revenues	32	25	76	66
Total revenues	16,905	25	52,334	66

Cost of sales
Product costs	16,085	—	47,768	—
Service costs	—	—	—	—
Total costs	16,085	—	47,768	—

Gross profit	820	25	4,566	66

Operating expenses
Selling, general and administrative expense	6,923	9,540	13,581	14,128
Depreciation and amortization	182	122	348	243
Research and development	11,011	3,159	19,416	4,439
Total operating expenses	18,116	12,821	33,345	18,810

Operating loss	(17,296)	(12,796)	(28,779)	(18,744)

Other income (expenses)
Loss on investments	—	(305)	—	(305)
Interest and miscellaneous income	767	301	1,341	580
Interest expense	(649)	(120)	(1,378)	(406)
Gain on disposal of fixed assets	—	100	—	100
Total other income (expense)	118	(24)	(37)	(31)

Net loss from continuing operations before income taxes	(17,178)	(12,820)	(28,816)	(18,775)

Income tax expense	—	—	—	—

Net loss from continuing operations	(17,178)	(12,820)	(28,816)	(18,775)

Discontinued operations (Note 3)
Net income from discontinued operations, net of tax of $0 and $25 (three months 2007 and 2006, respectively) and $0 and $49 (six months 2007 and 2006, respectively)	—	283	225	610
Gain on sale of discontinued operations, net of tax of $0	—	—	2,721	—
	—	283	2,946	610

Net loss	$(17,178)	$(12,537)	$(25,870)	$(18,165)

Dividends on preferred stock	—	—	—	(74)

Net loss applicable to common stockholders	$(17,178)	$(12,537)	$(25,870)	$(18,239)

Basic and diluted loss per common share
Continuing operations	$(0.121)	$(0.108)	$(0.203)	$(0.162)
Discontinued operations	—	0.002	0.021	.005
Basic and diluted loss per common share	$(0.121)	$(0.106)	$(0.182)	$(0.157)

Basic and diluted weighted-average number of common shares outstanding	142,376	118,736	142,155	116,076

See Notes to Consolidated Financial Statements

RENTECH, INC.
Consolidated Statement of Stockholder’s Equity and Comprehensive Income
(Stated in Thousands)
(Unaudited)

									Accumulated
	Convertible Preferred Stock						Additional		Other	Total
	Series A		Series B		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance, September 30, 2006	—	$—	—	$—	141,793	$1,418	$175,825	$(100,656)	$(2)	$76,585
Common stock issued for cash on options and warrants exercised (Note 10)	—	—	—	—	462	4	746	—	—	750
Stock based compensation issued for services (Note 11)	—	—	—	—	—	—	848	—	—	848
Restricted stock units issued for services (Note 11)	—	—	—	—	257	3	1,404	—	—	1,407
Restricted stock units settled in cash (Note 11)	—	—	—	—	—	—	(559)	—	—	(559)
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(25,870)	—	(25,870)
Other comprehensive income:
Unrealized gain on marketable securities, net of tax	—	—	—	—	—	—	—	—	2	2
Balance, March 31, 2007	—	$—	—	$—	142,512	$1,425	$178,264	$(126,526)	$—	$53,163

See Notes to Consolidated Financial Statements

RENTECH, INC.
Consolidated Statements of Cash Flows
(Stated in Thousands)
(Unaudited)

	Six Months Ended March 31,
	2007	2006
Cash flows from operating activities
Net loss	$(25,870)	$(18,165)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation	3,864	233
Amortization	129	129
Utilization of spare parts	646	—
Non-cash interest expense	374	263
Non-cash lease commission expense	2	2
Write-off of debt issue costs	—	355
Accrued interest expense	1,067	4
Gain on disposal of fixed assets	—	(100)
Gain on sale of subsidiary	(2,721)	—
Loss on investments	—	305
Stock options and warrants issued for services	848	8,442
Restricted stock units issued for services	1,407	366
Changes in operating assets and liabilities
Accounts receivable	(2,545)	(131)
Other receivables and receivable from related party	(140)	197
Inventories	(9,491)	—
Prepaid expenses and other current assets	(658)	118
Accounts payable	(744)	1,732
Accrued retirement payable	(281)	(720)
Deferred revenue	23,989	—
Accrued liabilities, accrued payroll and other	1,395	880
Net cash used by operating activities	(8,729)	(6,090)

Cash flows from investing activities
Purchase of property and equipment	(20,520)	(153)
Purchase of marketable securities, held available for sale	(704)	—
Proceeds from sale of marketable securities, held available for sale	22,653	—
Proceeds from disposal of fixed assets	—	100
Proceeds from sale of investment	—	100
Proceeds from sale of subsidiary	5,398	—
Acquisition, net of cash received	—	(1,345)
Payments of acquisition costs	—	(2,854)
Increase in restricted cash	(97)	—
Deposits and other assets	96	51
Net cash (used) provided by investing activities	6,826	(4,101)

Cash flows from financing activities
Proceeds from issuance of common stock	—	4,574
Proceeds from options and warrants exercised	750	—
Proceeds from grant	1,500	—
Payment of dividends on preferred stock	—	(74)
Payment of offering costs	—	(753)
Receipt of subscription receivable	—	12,255
Payments of financial advisory fees	(280)	—
Payment of debt issuance costs	—	(384)
Proceeds/payments on lines of credit, net	—	—
Proceeds from long-term debt and notes payable	6	—
Payments on long-term debt and notes payable	(35)	(1,625)
Net cash provided by financing activities	1,941	13,993

Increase in cash and cash equivalents	38	3,802

Cash and cash equivalents, beginning of period	26,566	24,721

Cash and cash equivalents, end of period	$26,604	$28,523

(Continued on following page)

See Notes to Consolidated Financial Statements

RENTECH, INC.

Consolidated Statements of Cash Flows
(Stated in Thousands)
(Unaudited)

(Continued from previous page)

For the six months ended March 31, 2007 and 2006, the Company made cash interest payments of $1,188 and $300.  Excluded from the statements of cash flows for the six months ended March 31, 2007 and 2006 were the effects of certain non-cash investing and financing activities as follows:

	Six Months Ended March 31,
	2007	2006

Purchase of annual insurance financed with a note payable	$—	$644
Issuance of common stock for conversion of convertible notes payable	$—	$1,486
Issuance of common stock from conversion of preferred stock	$—	$5,900
Deferred acquisition costs included in accounts payable	$—	$92
Deferred offering costs included in accounts payable	$849	$235
Purchase of property and equipment with note payable	$—	$52
Issuance of common stock for options exercised using deferred compensation and retirement payable	$—	$393
Mark marketable securities to market, available for sale	$2	$—
Restricted stock units surrendered for withholding taxes payable	$559	$—
Product prepayment contract receivable	$185	$—

See Notes to Consolidated Financial Statements

RENTECH, INC.
Notes to Consolidated Financial Statements

Note 1 — Basis of Presentation

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Rentech, Inc. and its wholly owned subsidiaries (the “Company”, “Rentech”, “we”, “us”, or “our”). All significant intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  These unaudited consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2006.

Reclassifications

Certain prior period amounts have been reclassified to conform to the fiscal 2007 presentation.

Seasonality

Results of operations for the interim periods presented are not necessarily indicative of results to be expected for the year primarily due to the impact of seasonality on our business.

Our nitrogen product manufacturing segment and our customers’ businesses are seasonal, based upon the planting, growing, and harvesting cycles. Based on a prior three year average (including periods prior to our acquisition of the East Dubuque Plant and its business in April 2006), 13.2% of our product sales tonnage occurs during the second quarter of each fiscal year. Net product sales tonnage for the three months ended March 31, 2007 was 14.4% of the prior three year annual average. Based on a prior three year average, 36.3% of our product sales tonnage occurs during the first six months of each fiscal year because of fall fertilizer application and inventory management. Net product sales tonnage for the six months ended March 31, 2007 was 43.9% of the prior three year annual average, which is up due to higher fall fertilizer application and greater outside storage availability as a result of favorable weather conditions. As a result of the seasonality of sales, we experience significant fluctuations in our revenues, income and net working capital levels. In addition, weather conditions can significantly vary quarterly results.  Also, our receivables are seasonal since customers operate on a crop year and payments are cyclical throughout the year.

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

Market Risk

The Company invests a portion of its cash in investment-grade marketable securities which are subject to market fluctuations. These investments are custodied with major financial institutions and are comprised of U.S. government, agency and municipal notes and bonds, corporate bonds, asset-backed securities, commercial paper, special auction variable rate securities and other investment-grade marketable debt securities.

In addition to the securities market risk, the Company is impacted by a number of other market risk factors, including the prevailing prices for natural gas which is the primary raw material component of nitrogen products.

Significant Customers

On April 26, 2006, the Company’s subsidiary, Rentech Development Corporation (“RDC”), entered into a Distribution Agreement with Royster-Clark Resources, LLC,  who has assigned the agreement to Agrium U.S.A. Inc. (“Agrium”), pursuant to which Agrium is obligated to use commercially reasonable efforts to promote the sale of, and to solicit and secure orders from its customers for nitrogen fertilizer products comprised of anhydrous ammonia, granular urea, urea ammonium nitrate solutions and nitric acid and related nitrogen-based products manufactured at the Company’s facility in East Dubuque, Illinois (the “East Dubuque Plant”) and to purchase from the Company’s subsidiary, Rentech Midwest Energy Corporation (“REMC”) all nitrogen fertilizer products manufactured at the facility for prices to be negotiated in good faith from time to time.  For the six months ended March 31, 2007, the Company’s distribution agreement with Agrium accounted for 74% of net revenues from continuing operations. This same distributor had an outstanding accounts receivable balance which equaled 69% and 65% of the total of consolidated accounts receivable balance as March 31, 2007 and September 30, 2006, respectively. Our activity with Agrium is included in our nitrogen products manufacturing segment.  For the six months ended March 31, 2006, prior to our acquisition of REMC, sales by the Company’s former subsidiary, Petroleum Mud Logging LLC (“PML”) accounted for 98% of the Company’s consolidated net revenue. PML’s activity is included in our discontinued oil and gas field service segment.  As of September 30, 2006, the Company deemed that the net assets of PML were held for sale and on November 15, 2006 the Company sold all of its interests in PML (refer to Note 3 of the Notes to the Consolidated Financial Statements).

Unionized Employees

The Company employs certain workers that are members of the United Automobile, Aerospace and Agricultural Implement Workers of America (UAW) Local No. 1391. At March 31, 2007, approximately 71% of REMC’s employees were subject to a collective bargaining agreement. On October 17, 2006 members of the UAW Local No. 1391 ratified a six year agreement that is effective until October 17, 2012.

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

The carrying amount of convertible debt and other debt outstanding also approximates their fair value as of March 31, 2007 and September 30, 2006 because interest rates on these instruments approximate the interest rate on debt with similar terms available to the Company.

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

Restricted Cash

Restricted cash is comprised of cash that has been pledged as collateral to secure an outstanding letter of credit which backs the Company’s obligations under its lease for office space.  Restricted cash pledged for over one year is classified as a long term asset and restricted cash that has been pledged as collateral for less than one year has been classified as a short term asset.

Marketable Securities

The Company classifies its marketable securities as available for sale in accordance with the Statement of Financial Accounting Standards 115, “Accounting for Certain Investments in Debt and Equity Securities”. These investments are comprised of U.S. government, agency and municipal notes and bonds, corporate bonds, asset-backed securities, commercial paper, special auction variable rate securities and other investment-grade marketable debt securities. Even though a portion of these securities may have stated maturities beyond one year, they are classified as short-term because it is the Company’s intent to have these investments readily available to redeem into cash for current operations. The Company reports its marketable securities at fair value with the unrealized gains and losses reported in other comprehensive income and excluded from earnings. The specific identification method is used to determine the cost of notes and bonds disposed of. The Company recognizes an impairment charge when there is a decline in the fair value of its investments, below the cost basis, which is judged to be other-than-temporary (refer to Note 4 of the Notes to the Consolidated Financial Statements).

Accounts Receivable

Our accounts receivable balance includes both trade receivables and product prepayment contract receivables.  Trade receivables are initially recorded at fair value based upon the sale of goods to customers and they are stated net of allowances.  As of March 31, 2007 and September 30, 2006 our net trade receivable balances were $7,807,000 and $4,791,000, respectively.  Product prepayment contract receivables are recorded upon execution of product prepayment contracts which create an obligation for delivery of a product within a specified period of time in the future.  The terms of these product prepayment contracts require payment in advance of delivery.  A deferred revenue liability is recorded upon execution of product prepayment contracts.  When the products are shipped and the customer takes ownership, the deferred revenue is recognized as revenue.  Product prepayment contract receivables that are deemed uncollectible, based on our allowance for doubtful accounts policy, are written off against the deferred liability.  As of March 31, 2007 and September 30, 2006 our product prepayment contract receivable balances were $185,000 and $417,000, respectively.

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

Inventories

Inventories are stated at the lower of cost or estimated net realizable value. The cost of inventories is determined using the first-in first-out method.  The estimated net realizable value is based on customer orders, market trends and historical pricing. The Company performs a quarterly analysis of its inventory balances to determine if the carrying amount of inventories exceeds their net realizable value. If the carrying amount exceeds the estimated net realizable value, the carrying amount is reduced to the estimated net realizable value. Inventories are periodically reviewed to determine if a reserve for obsolete, deteriorated, excess or slow moving items is required, and as of March 31, 2007 and September 30, 2006 no such inventory reserve was necessary. The Company allocates fixed production overhead costs based on the normal capacity of its production facilities and unallocated overhead costs are recognized as expense in the period incurred.

Assets Held for Sale

For the fiscal year ended September 30, 2006 the Company deemed its subsidiary PML to be a discontinued operation and the PML assets and liabilities were segregated as current and non-current held for sale assets and liabilities on our balance sheet. On November 15, 2006, the Company sold all of its interest in PML, and therefore we no longer present PML on our balance sheet as of March 31, 2007.  In addition, PML’s results of its operations were segregated from continuing operations for periods ended March 31, 2007 and 2006.  The Company’s gain from its sale of PML was also segregated from continuing operations for the six month period ended March 31, 2007 (refer to Note 3 of the Notes to the Consolidated Financial Statements).

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
Platinum catalyst is amortized based on units of production

Significant renewals and betterments are capitalized and costs of maintenance and repairs are expensed as incurred. When property and equipment is retired or otherwise disposed of, the assets and accumulated depreciation or amortization are removed from the accounts and the resulting gain or loss is reflected in operations.

We are in the initial stages of converting the existing nitrogen fertilizer plant at our East Dubuque facility from natural gas to an integrated fertilizer and FT fuels production facility using coal gasification and are capitalizing those costs. As of March 31, 2007 and September 30, 2006, construction in progress totaled approximately $19.4 million and $3.9 million, which included approximately $218,000 and $29,000 of capitalized interest costs, respectively.  We do not depreciate construction in progress costs until the underlying assets are placed into service.

Spare Parts

Spare parts are maintained by REMC to reduce the length of possible interruptions in plant operations from an infrastructure breakdown. The spare parts may be held for use for many years before the spare parts are actually used. As a result, they are capitalized as fixed assets at cost and are depreciated on a straight-line basis over on the useful life of the related equipment until the spare parts are utilized (i.e., installed in the plant). When spare parts are utilized, the net book values of the assets are charged to earnings. Periodically, the spare parts are evaluated for obsolescence and impairment and if the value of the spare parts is impaired it is charged against earnings.

Software Capitalization

In accordance with American Institute of Certified Public Accountants Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”, the Company capitalizes certain direct development costs associated with internal-use software, including external direct costs of material and services, and payroll costs for employees devoting time to software implementation projects.  These costs are then amortized when the asset is substantially ready for use. Costs incurred during the preliminary project stage, as well as maintenance and training costs, are expensed as incurred.

Grants

Grants are recognized when there is reasonable assurance that the Company will comply with the conditions attaching to them, and the grants are receivable.  Grants that compensate the Company for the cost of property, plant and equipment are recorded as a reduction of the cost of the related asset and are recognized over the useful life of the asset by way of reduced depreciation expense.

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

Accrued Liabilities

The Company accrues significant expenses that occur during the year in order to match expenses to the appropriate period. These include audit and legal fees, as well as payroll expenses such as bonuses and vacation, among other expenses.

Deferred Revenue

The Company records a liability for deferred revenue upon execution of product prepayment contracts which creates an obligation for delivery of a product within a specified period of time in the future.  The terms of these product prepayment contracts require payment in advance of delivery.  The Company also records a product prepayment contract receivable upon execution of the contract until the related cash payment is received.  The Company recognizes revenue related to the product prepayment contracts and relieves the liability for deferred revenue when products are shipped and the customer takes ownership.  As of March 31, 2007 and September 30, 2006, deferred revenue was $28.6 million and $4.4 million, respectively.

Natural Gas

The Company enters into short-term contracts to purchase physical supplies of natural gas in fixed quantities at both fixed and indexed prices.  When these contracts are entered into, we anticipate that we will receive the contract quantities and use them in the production of fertilizer and industrial products and believe it probable that the counterparties will fulfill their contractual obligations.  Natural gas purchases are recorded at the point of delivery into the pipeline system and we then pay the interstate pipeline company and, where applicable, the local distribution company to transport the natural gas to our facility.  Natural gas is not purchased for the purpose of resale, but is occasionally sold when contracted quantities received are in excess of production and storage capacities.  When sold, the natural gas sales price is recorded in product sales and the related cost is recorded in cost of sales.

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

Service revenues from oil and gas field services had been historically recognized based upon services provided during each month. Revenues were based upon the number of days worked on a well multiplied by the agreed upon daily rate. For jobs that were completed within the same month, revenue was recognized in that month. For jobs that take place over two or more months, revenue was recognized based on the number of days worked in that month.

Cost of Sales

Cost of sales are primarily related to manufacturing costs related to the Company’s nitrogen fertilizer products and technical services. Cost of sales expenses include: direct materials, direct labor, indirect labor, employee fringe benefits and other miscellaneous costs, including shipping and handling charges incurred to move products sold to the Company’s customers.

General and Administrative Expenses

General and administrative expenses include salaries and fringe benefits, travel, consulting, occupancy, legal, public relations and other costs incurred in each operating segment.

Stock Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision to Statement of Financial Accounting Standards 123, “Share-Based Payment” (“SFAS 123(R)”). The revision requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees and directors. SFAS 123(R) eliminates the alternative method of accounting for employee share-based payments previously available under Accounting Principles Board Opinion No. 25 (“APB 25”).  Effective October 1, 2005, the Company adopted the provisions of SFAS 123(R) using the modified-prospective transition method. Under this transition method, stock-based compensation expense for the year ended September 30, 2006 includes compensation expense for all stock-based compensation awards granted subsequent to September 30, 2005 based on grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Refer to footnote 11 in the Notes to Consolidated Financial Statements.

Advertising Costs

The Company recognizes advertising expense when incurred. Advertising expense was not significant for the six months ended March 31, 2007 and 2006, respectively.

Research and Development Expenses

Research and development expenses include direct materials, direct labor, indirect labor, fringe benefits and other miscellaneous costs incurred to develop and refine certain technologies employed in each respective operating segment. These costs are expensed as incurred.

In addition to the research and development expenses noted above, the Company has commenced construction of equipment and plans to build and operate, what the Company believes to be, the United States’ first fully integrated Fischer-Tropsch, coal-to-liquids (“CTL”) Product Development Unit  facility at our Sand Creek site in the Denver, Colorado, metropolitan area (the “PDU”). This plant will produce ultra-clean diesel and aviation fuels and naphtha using various domestic coals, petroleum coke and biomass feedstocks on a demonstration scale, utilizing coal gasification technology. With the PDU in operation, the Company will be able to define and develop operating parameters of diverse hydrocarbon feedstocks under varying conditions. Since the PDU will not be producing diesel fuel on a commercial scale, and the fuel will not initially be sold at a profit, the Company is expensing the costs associated with PDU to research and development expense. For the six month periods ended March 31, 2007 and 2006, the Company incurred research and development expenses of approximately $15.1 million and $3.6 million, respectively, related to the PDU project.

Income Taxes

The Company accounts for income taxes under the liability method, which requires an entity to recognize deferred tax assets and liabilities. Temporary differences are variances between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years. An income tax valuation allowance has been established to reduce the Company’s deferred tax asset to the amount that is expected to be realized in the future.

Comprehensive Loss

Comprehensive loss is comprised of two components: net loss and other comprehensive loss which includes all changes to the consolidated statement of stockholders’ equity, except those changes made due to investments by stockholders, changes in paid-in capital and distributions to stockholders.  As of March 31, 2007, the Company’s other comprehensive loss consisted of an accumulated unrealized loss that was not significant, resulting from adjusting the valuation of its marketable securities to fair market value. There were no other accumulated comprehensive loss items as of March 31, 2006.  For the six months ended March 31, 2007 and 2006, the Company had total comprehensive losses of approximately $25.9 million and $18.2 million, respectively.

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

As of March 31, 2007 and September 30, 2006, stock options for a total of 4.5 million and 4.4 million shares, stock warrants for a total of 11.0 million and 11.2 million shares, restricted stock units for a total of 1.8 million and 1.6 million shares and total convertible debt which is convertible into 14.7 million and 14.7 million shares were excluded in the computation of diluted loss per share because their effect was anti-dilutive.

Recent Accounting Pronouncements

In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with the objective of improving financial reporting by mitigating volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of FAS 159 are effective for the Company’s year ending December 31, 2008. The Company is currently evaluating the impact that the adoption of this statement will have on the Company’s consolidated financial position, results of operations and disclosures.

 Note 3 — Discontinued Operations

Petroleum Mud Logging, LLC

The Company committed to a plan to sell PML which was a wholly owned subsidiary of Rentech and represented our oil and gas field services segment. Effective with the fourth quarter of fiscal year 2006, this business has been shown as a discontinued operation in the Company’s consolidated statements of operations. The results have been reclassified to reflect this presentation. The assets and liabilities components attributable to this business as of September 30, 2006 are shown on the consolidated balance sheets as current and non current held for sale assets and liabilities.  On November 15, 2006, the Company sold all of its interest in PML, including its net assets.

The assets and liabilities of PML that were held for sale as of September 30, 2006 are as follows:

As of
September 30,
2006
(Thousands)
Accounts receivable, net	$1,453
Other receivables	43
Prepaid expenses	28
Total current assets held for sale	$1,524
Property and equipment, net	$1,502
Goodwill, net	167
Deposits and other assets	11
Total assets held for sale	$3,204

Accounts payable	$64
Accrued payroll and benefits	323
Accrued liabilities	47
Line of credit payable	—
Current portion of long-term debt	72
Total current liabilities held for sale	$506
Long-term debt, net of current portion	$118
Total liabilities held for sale	$624

The components of revenue, cost of sales and operating expense attributable to this business for the three and six month periods ended March 31, 2007 and 2006 are not shown on the consolidated statement of earnings for these periods. Operating results of the discontinued operations from PML are as follows:

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
	(Thousands)		(Thousands)
Revenue	$—	$2,022	$1,179	$3,903
Net income	$—	$283	$225	$610

On November 15, 2006, Rentech entered into an Equity Purchase Agreement (“Purchase Agreement”) with PML Exploration Services, LLC, a Delaware limited liability company (“PML Exploration”), pursuant to which Rentech sold all of the equity securities of PML to PML Exploration. PML Exploration paid approximately $5.4 million in cash to Rentech for the equity of PML. The Purchase Agreement contained customary representations and warranties of Rentech relating to PML, and provisions relating to the indemnification of PML Exploration by Rentech for breaches of such representations and warranties.

PML, a provider of well logging services to the oil and gas industry was not part of Rentech’s core business or its strategic focus. The sale of PML completed Rentech’s divestiture of its non-core subsidiaries, as the Company focuses its efforts and resources on its long-term business plan to commercialize Rentech’s Fischer-Tropsch technology. The sale of PML’s net assets excluded approximately $500,000 of cash on hand which was retained by Rentech at the close of the transaction. Also excluded was an intercompany receivable from Rentech of approximately $1.7 million which was forgiven by PML. In connection with the closing of the transaction, Rentech incurred approximately $100,000 in non-recurring incentive payments to PML executives, as well as approximately $49,000 in legal fees.

The approximate net sales price and the net gain on its sale of PML are shown as follows:

November 15,
2006
(Unaudited)
(Thousands)
Sales price	$5,398
Less: Transaction costs	(49)
Net sales price to Rentech, Inc., after transaction costs	$5,349
Less: Book value of Rentech’s ownership in PML	(2,628)
Rentech’s gain on sale of PML, net of taxes of $0	$2,721

Note 4 — Marketable Securities

The Company classifies its marketable securities as available for sale as prescribed by SFAS No 115, “Accounting for Certain Investments in Debt and Equity Securities”. These investments are comprised of U.S. government, agency and municipal notes and bonds, corporate bonds, asset-backed securities, commercial paper, special auction variable rate securities and other investment-grade marketable debt securities. Even though a portion of these securities may have stated maturities beyond one year, they are classified as short-term because it is the Company’s intent to have these investments readily available to redeem into cash for current operations. The Company reports its marketable securities at fair value with the unrealized gains and losses reported in other comprehensive income and excluded from earnings.

The amortized cost and fair values of investments in debt securities at March 31, 2007 and September 30, 2006, were as follows:

	As of March 31, 2007
Available for sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Unaudited)
	(Thousands)
Cash investments	$(17)	$—	$—	$(17)
Money market investments	1,539	—	—	1,539
Auction rate securities	5,313	—	—	5,313
Debt securities of governments and agencies	1,500	—	—	1,500
Corporate commercial paper	—	—	—	—

Total Marketable Securities	$8,335	$—	$—	$8,335

	As of September 30, 2006
Available for sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Unaudited)
	(Thousands)
Cash investments	$2	$—	$—	$2
Money market investments	2,405	—	—	2,405
Auction rate securities	24,882	—	—	24,882
Debt securities of governments and agencies	1,496	—	2	1,494
Corporate commercial paper	1,500	—	—	1,500

Total Marketable Securities	$30,285	$—	$2	$30,283

The Company considers the unrealized losses arising from increased interest rates indicated above to be temporary in nature. The amortized cost and estimated fair values of investments by contractual maturity at March 31, 2007 and September 30, 2006, are shown below. Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of		As of
	March 31, 2007		September 30, 2006
	Amortized Costs	Fair Value	Amortized Costs	Fair Value
	(Unaudited)		(Unaudited)
	(Thousands)		(Thousands)
Due within one year	$8,335	$8,335	$30,285	$30,283
One year through five years	—	—	—	—
After five years through ten years	—	—	—	—
Due after ten years	—	—	—	—
	$8,335	$8,335	$30,285	$30,283

The Company’s marketable securities, available for sale are principally auction rate securities. The company invests in municipal bonds and student obligations and purchases these securities at par. Though the underlying security is issued as a long-term investment, the auction rate securities are classified as short-term investments because they typically can be purchased and sold in 7, 28 and 35 day cycles. The trading of auction rate securities takes place through a descending price auction with the interest rate reset at the beginning of each holding period. At the end of each holding period the interest is paid to the investor.  We record the interest when earned as interest income in the accompanying consolidated statements of operations.

Realized gains from sales of available for sale securities for the three and six months ended March 31, 2007 were insignificant.  There were no sales of securities for the three and six months ended March 31, 2006.

Proceeds from the sale of available for sale securities were $22,645,000 and $22,653,000 for the three and six months ended March 31, 2007.  There were no sales of available for sale securities for the three and six months ended September 30, 2006, respectively.

Note 5 — Inventories

Inventories consisted of the following:

	As of
	March 31,	September 30,
	2007	2006
	(Unaudited)
	(Thousands)
Finished goods	$22,174	$12,994
Raw materials	2,160	1,849
	$24,334	$14,843

Note 6 — Debt

Long-term debt consists of the following:

	As of
	March 31,	September 30,
	2007	2006
	(Unaudited)
	(Thousands)
Mortgage dated February 8, 1999; monthly principal and interest payments of $7 with interest of 6.5% unpaid principal and accrued interest due March 1, 2029; collateralized by land and building	$983	$993
Total long-term debt	983	993
Less current maturities	(21)	(20)
Long-term debt	$962	$973
Long-term debt held for sale(1)	$—	$189
Less current maturities held for sale(1)	—	(71)
	$—	$118

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

Note 7 — Convertible Debt

At March 31, 2007 and September 30, 2006, the Company had an outstanding aggregate principal amount of $57.5 million of its 4.00% Convertible Senior Notes Due 2013 (the “Notes”).  The issuance of the Notes resulted in a beneficial conversion feature of $875,000, which is amortized to interest expense over the term of the Notes. The balances of the Notes at March 31, 2007 and September 30, 2006 are shown net of unamortized deferred financing charges related to the beneficial conversion feature of approximately $758,000 and $821,000 for a total of approximately $56,742,000 and $56,679,000, respectively. In connection with the Notes, the Company has recognized approximately $3,996,000 and $4,326,000, as of March 31, 2007 and September 30, 2006, respectively, of prepaid debt issuance costs which is the largest component of deposits and other assets.

Note 8 — Lines of Credit

On April 26, 2006, REMC entered into a Financing Agreement (the “Revolving Credit Facility”) with The CIT Group/Business Credit, Inc. to support the working capital needs of REMC’s nitrogen fertilizer plant. The Revolving Credit Facility has a maximum availability of $30.0 million, subject to borrowing base limitations, and bears interest at the Chase Bank Rate plus a margin of 0.25% for Chase Bank Rate Loans or LIBOR plus a margin of 2.50% for LIBOR Loans. Subject to the conditions and limitations stipulated in the agreement, we may elect that borrowings under the Revolving Credit Facility will be Chase Bank Rate Loans, LIBOR Loans, or a combination of both. The interest rate applicable at March 31, 2007 was 8.50%. The Revolving Credit Facility is guaranteed by RDC, and is secured by a first priority security interest in all of REMC’s current assets. The Revolving Credit Facility imposes various restrictions and covenants on REMC and the facility provides that CIT may also issue letters of credit for REMC and the face amounts of such letters of credit (if any) would be deducted from the $30.0 million maximum availability for borrowing. As of March 31, 2007 and September 30, 2006, REMC had neither aggregate borrowings nor letters of credit issued under the facility.

Note 9 — Commitments and Contingencies

Employment Agreements

The Company has entered into various employment agreements with its officers that extend to May 15, 2009. The employment agreements set forth annual compensation to the officers that range from approximately $150,000 to $385,000. Certain of the employment agreements also provide for severance payments upon terminations other than for cause ranging from salary for the remaining term of the agreement to two years of salary and a specified bonus. The Company’s total future obligations under employment agreements as of March 31, 2007, for the twelve months ended 2007, 2008 and 2009 are approximately $1,776,000, $1,584,000, and $268,000, respectively. Certain of the employment agreements provide for compensation to be adjusted annually based on the cost of living index as well as for certain performance criteria.

Litigation

In the normal course of business, the Company is party to litigation from time to time. The Company maintains insurance to cover certain actions and believe that resolution of such litigation will not have a material adverse effect on the Company.

Contractual Liability

In the normal course of business, the Company has entered into various contracts as of and subsequent to March 31, 2007.

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

We have entered into multiple fixed quantity natural gas supply contracts for various delivery dates through April 30, 2007.  As of March 31, 2007, the Company had 954,000 MMBTU’s of index priced natural gas under contract and no fixed price natural gas under contract.  The Company had commitments to purchase natural gas under these contracts in an aggregate amount of approximately $6,762,000 as of March 31, 2007, based on the index applicable to each contract as of the balance sheet date.  As of September 30, 2006, the Company had 986,000 MMBTU’s of natural gas under contract.  These contracts included fixed price contracts at a weighted average rate of $5.22 per MMBTU as well as index priced natural gas contracts based on the index applicable to each contract.  Total aggregate commitments to purchase natural gas under these contracts were approximately $4,981,000 as of September 30, 2006.

Note 10 — Stockholders’ Equity

During the quarter ended March 31, 2007, the Company issued 165,000 shares of its common stock upon the exercise of stock options and warrants for cash proceeds of approximately $267,000.  In addition, the Company issued 159,243 shares of common stock in settlement of restricted stock units which vested during the period.

Note 11 — Accounting for Stock Based Compensation

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

Stock options granted by the Company prior to those granted on July 14, 2006 were typically fully-vested at the time of grant and all outstanding and unexercised options were fully vested as of October 1, 2005. Stock options granted subsequent to July 14, 2006 generally vest over three years.  As a result, compensation expense recorded during the period includes amortization related to grants during the period as well as prior grants. For the three and six months ended March 31, 2007, the Company recorded approximately $415,000 and $848,000, respectively in aggregate, of stock-based compensation expense related to stock options, included in general and administrative expense. In accordance with SFAS 123(R), there was no tax benefit from recording this non-cash expense as such benefits would be recorded upon utilization of the Company’s net operating losses. The compensation expense reduced both basic and diluted earnings per share by $0.003 and $0.006 for the three and six months ended March 31, 2007.

The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options. The fair value of options at the date of grant and the assumptions utilized to determine such values are indicated in the following table:

	For the Six Months Ended March 31,
	2007	2006
	(Unaudited)
Risk-free interest rate	4.45% to 5.08%	4.35% to 4.40%
Expected volatility	56.0% to 57.0%	58.0% to 59.0%
Expected life (in years)	2.50 to 6.50	2.31 to 2.50
Dividend yield	0.0%	0.0%

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

During the three months ended March 31, 2007, the Company issued options to employees of the Company to purchase 80,000 shares of the Company’s common stock at the market price on the date of grant with exercise prices between $2.61 and $3.77. The options have a ten year term and vest over a three-year period such that one-third will vest on each of the one year, two year and three year anniversary dates of the date of grant. These options were valued at approximately

$161,000 using the Black-Scholes option-pricing model which will result in a charge to compensation expense over the vesting period. The Company also issued options to purchase 20,000 shares to a director at the market price at the date of grant, whose grant vested immediately, has a five year term from the grant date and includes an exercise price of $2.68. These options were valued at approximately $24,000 using the Black-Scholes option-pricing model which resulted in a charge to board compensation expense. During the quarter, the Company also issued options for a total of 90,000 shares to six directors, at the market price at the date of grant, at an exercise price of $2.68.  These options have a six year term and vest upon the sooner of one year or the next annual meeting of shareholders. These options were valued at approximately $100,000 using the Black-Scholes option-pricing model which will result in a charge to board compensation expense over the vesting period.

Option transactions during the six months ended March 31, 2007 are summarized as follows:

		Weighted
	Average	Aggregate
	Number of	Exercise	Intrinsic
	Shares	Price	Value
	(Thousands, except per share data)

Outstanding at September 30, 2006	4,370	$2.47
Granted (1)	571	3.74
Exercised (1)	(299)	1.96
Canceled/Expired (1)	(131)	4.20
Outstanding at March 31, 2007(1)	4,511	$2.62	$4,074

Options exercisable at March 31, 2007 (1)	2,986	$1.90	$4,022

Weighted average fair value of options granted during fiscal 2007 (1)		$1.95

(1)            Unaudited.

The aggregate intrinsic value was calculated based on the difference between the Company’s stock price on March 31, 2007 and the exercise price of the outstanding shares, multiplied by the number of outstanding shares as of March 31, 2007. The total intrinsic value of options exercised for the six months ended March 31, 2007 and 2006 were approximately $541,000 and $2,451,000, respectively.

The following information summarizes stock options outstanding and exercisable at March 31, 2007:

	Outstanding			Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual Life	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	in Years	Price	Exercisable	Price
	(Unaudited)
	(Thousands, except per share data)
$0.41-$0.47	384	0.52	$0.41	384	$0.41
$0.70-$0.94	560	2.04	0.89	560	0.89
$1.06-$1.14	185	2.60	1.11	185	1.11
$1.44-$1.50	250	2.94	1.50	250	1.50
$1.85	321	3.57	1.85	321	1.85
$2.53-$2.68	960	1.46	2.55	850	2.53
$3.35-$3.81	335	7.66	3.64	145	3.46
$4.00-$4.53	1,516	8.52	4.17	291	4.12
$0.41-$4.53	4,511	4.56	$2.62	2,986	$1.90

Warrants

Warrant transactions during the six months ended March 31, 2007 are summarized as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price
	(Thousands, except per share data)
Outstanding at September 30, 2006	11,159	$1.61
Granted (1)	—	—
Exercised (1)	(162)	1.00
Canceled/Expired (1)	—	—
Outstanding at March 31, 2007 (1)	10,997	$1.62

Warrants exercisable at March 31, 2007 (1)	10,997	$1.62

Weighted average fair value of warrants granted during fiscal 2007 (1)		—

(1)                   Unaudited.

The following information summarizes warrants outstanding and exercisable at March 31, 2007:

	Outstanding				Exercisable
			Weighted
			Average
			Remaining	Weighted		Weighted
			Contractual	Average		Average
	Number		Life	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding		in Years	Price	Exercisable	Price
	(Unaudited)
	(Thousands, except per share data)
$1.00-$1.14	2,397		1.63	$1.14	2,397	$1.14
$1.30	60		1.25	1.30	60	1.30
$1.46-$1.61	5,090		1.02	1.61	5,090	1.61
$1.82	2,450	(1)	3.35	1.82	2,450	1.82
$2.41	1,000		6.79	2.41	1,000	2.41
$1.00-$2.41	10,997		2.20	$1.62	10,997	$1.62

(1)                   Includes 2,450,000 shares underlying the warrants issued to East Cliff Advisors, LLC that were accounted for under SFAS 123(R). The aggregate intrinsic value of these shares was approximately $3,234,000 at March 31, 2007.

Restricted Stock Units

For the three and six months ended March 31, 2007, the Company recorded approximately $757,000 and $1,407,000, in aggregate, of related stock-based compensation expense related to restricted stock units (“RSU’s”), included in general and administrative expense. The compensation expense reduced both basic and diluted earnings per share by $0.005 and $0.010 for the three and six months ended March 31, 2007. During the three months ended March 31, 2007, 239,333 RSU’s vested, of which 159,243 were settled in shares of common stock and 80,090 were settled in cash in order to meet minimum tax withholding requirements. The Company recognized the fair value of the 80,090 RSU’s, or approximately $292,000, as a charge to additional paid in capital, and no additional compensation cost was recognized. Also during the quarter, the Board of Directors granted a total of 575,000 RSU’s to three employees.  These RSU’s will vest over a three-year period such that one-third will vest on each of the one year, two year and three year anniversary dates of the vesting commencement date. The Company determined the grant-date fair value of the RSU’s to be $1,811,000. This amount will be recorded as compensation expense on a straight-line basis over the term of the vesting period. The Company recorded $82,000 of compensation expense related to these RSU’s during the quarter.  In addition, the Company’s Board of Directors granted a total of 90,000 RSU’s that are to be settled in shares of common stock of the Company to six directors as part of a board compensation package. The RSU’s vest in four equal increments over the next four fiscal quarters. The Company determined the grant-date fair value of the RSU’s to be $235,000, which will be recorded as board compensation expense on a straight-line basis over the vesting period. The Company recorded $10,000 of board compensation expense related to these RSU’s during the quarter.

RSU transactions during the six months ended March 31, 2007 are summarized as follows:

Number of
Shares
(Thousands)
Outstanding at September 30, 2006	1,607
Granted (1)	665
Vested (1)	(275)
Canceled/Expired/Settled in Cash (1)	(150)
Outstanding at March 31, 2007 (1)	1,847

RSU’s vested at March 31, 2007 (1)	293

(1)      Unaudited.

Note 12 — Segment Information

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

Effective for the fiscal year ended September 30, 2006, the Company committed to a plan to sell the equity of PML which had been reported as the Company’s oil and gas field services segment in previous filings.  The results from this business are excluded from the segment results, as they are included in discontinued operations in our Consolidated Statements of Operations for the three and six months ended March 31, 2007 and 2006.  The assets and liabilities were classified as held for sale on our Consolidated Balance Sheets in the fiscal year ended September 30, 2006. On November 15, 2006, the Company sold all of its equity interests in PML, and thereby disposed of all of its net assets (Note 3). Segment information for the prior periods has been reclassified to reflect this presentation.

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
	(Thousands)		(Thousands)
Revenues:
Alternative fuels (1)	$32	$25	$76	$66
Nitrogen products manufacturing	16,873	—	52,258	—
	$16,905	$25	$52,334	$66

Operating income (loss):
Alternative fuels (1)	$(17,532)	$(12,796)	$(32,125)	$(18,744)
Nitrogen products manufacturing(2)	236	—	3,346	—
	$(17,296)	$(12,796)	$(28,779)	$(18,744)

Depreciation and amortization:
Alternative fuels	$166	$122	$319	$243
Nitrogen products manufacturing (3)	1,000	—	2,303	—
	$1,166	$122	$2,622	$243

Interest expense:
Alternative fuels	$628	$120	$1,330	$406
Nitrogen products manufacturing	21	—	48	—
	$649	$120	$1,378	$406

Expenditures for additions of long-lived assets:
Alternative fuels	$10,062	$44	$17,302	$71
Nitrogen products manufacturing	2,060	—	3,197	—
	$12,122	$44	$20,499	$71

Net income (loss) from continuing operations:
Alternative fuels (1)	$(17,779)	$(12,820)	$(32,501)	$(18,775)
Nitrogen products manufacturing (2)	601	—	3,685	—
	$(17,178)	$(12,820)	$(28,816)	$(18,775)

(1)             Excludes $625,000 and $1,250,000 of inter-company revenue for the three and six month periods ended March 31, 2007, respectively.  There was no inter-company revenue earned between the segments for the three and six month periods ended March 31, 2006.

(2)             Excludes $625,000 and $1,250,000 of inter-company operating expenses for the three and six month periods ended March 31, 2007, respectively.  There was no inter-company operating expenses incurred between the segments for the three and six month periods ended March 31, 2006.

(3)            Includes $984,000 and $2,274,000 of depreciation expense included in cost of sales for the three and six month periods ended March 31, 2007, respectively.  There was no depreciation expense charged to cost of sales for the three and six month periods ended March 31, 2006.

	As of
	March 31,	September 30,
	2007	2006
	(Unaudited)
	(Thousands)
Total assets:
Alternative fuels	$47,198	$66,208
Nitrogen products manufacturing	106,548	81,274
	$153,746	$147,482	(1)

(1)            Excludes $3,204,000 of assets held for sale in connection with the sale of PML that occurred in the fiscal quarter ended December 31, 2006.

Revenues from external customers are shown below for groups of similar products and services:

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
	(Thousands)		(Thousands)
Revenues:
Rental income	$32	$25	$76	$66
Nitrogen products manufacturing	16,873	—	52,258	—
	$16,905	$25	$52,334	$66

Note 13 — Related Party Transactions

During January 2003, the Company began to defer monthly salary payments to certain officers. These officers and the Company entered into convertible notes in the amount of such deferred salary payments. The notes bear interest at 9% and mature in twelve months, with all unpaid principal and interest due at that time. The notes may be converted in whole or in part into unregistered common stock of the Company without respect to the closing market price of the Company’s common stock at a conversion rate of $0.45 per share for the deferrals between January 1, 2003 and March 31, 2003 and at the closing market price for all subsequent deferrals. On September 30, 2005, these convertible promissory notes were amended to extend the term to September 30, 2008 and to reduce the interest rate to the prime rate published by the Wall Street Journal. As of March 31, 2007 and September 30, 2006 the balance in these convertible notes was approximately $176,000 and $169,000, respectively.

Note 14 — Subsequent Events

On April 25, 2007, the Company issued and sold 20,092,160 shares of common stock along with warrants to purchase 4,018,432 shares of common stock through a registered direct offering to selected institutional investors.  The offering resulted in gross proceeds for the Company of approximately $54.9 million, before deducting offering fees and expenses.  Net proceeds from the offering are estimated to be approximately $51.8 million, after deducting placement agent fees of approximately $2.7 million and estimated offering expenses of approximately $0.4 million.  For each share of common stock purchased in the offering, the investor was also issued warrants to purchase 0.20 shares of common stock for a combined issue price of $2.73 per unit.  The shares of common stock and warrants were immediately separable and were issued separately.  The warrants have an exercise price of $3.28 per share, subject to adjustment, have a five year term, and are not exercisable prior to October 25, 2007.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain information included in this report contains, and other reports or materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company or its management) contain or will contain, “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, Section 27A of the Securities Act of 1933, as amended, and pursuant to the Private Securities Litigation Reform Act of 1995. The forward-looking statements may relate to financial results and plans for future business activities, and are thus prospective. The forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by the forward-looking statements. They can be identified by the use of terminology such as “may,” “will,” “expect,” “believe,” “intend,” “plan,” “estimate,” “anticipate,” “should” and other comparable terms or the negative of them. You are cautioned that, while forward-looking statements reflect our good faith belief and best judgment based upon current information, they are not guarantees of future performance and are subject to known and unknown risks and uncertainties. Factors that could affect Rentech’s results include the risk factors detailed in “Part II. Other Information—Item 1A. Risk Factors” below and from time to time in the Company’s periodic reports and registration statements filed with the Securities and Exchange Commission. Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995, and thus are current only as of the date made. Other factors that could cause actual results to differ from those reflected in the forward-looking statements include dangers associated with facilities construction and operation of gas processing plants like those using the Rentech Process, risks inherent in making investments and conducting business in foreign countries, protection of intellectual property rights, competition, and other risks described in this report.  Our actual results may differ materially from the results predicted or from any other forward-looking statements made by, or on behalf of, us and reported results should not be considered as an indication of future performance.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance, or achievements.  We undertake no responsibility to update any of the forward looking statements after the date of this report to conform them to actual results.

As used in this Quarterly Report on Form 10-Q, the terms “we,” “our,” “us”, “the Company” and “Rentech” mean Rentech, Inc., a Colorado corporation and its subsidiaries, unless the context indicates otherwise.

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

Our business has historically focused on research and development of our FT technology and licensing it to third parties. During 2004, we decided to directly deploy our technology in select domestic projects in order to demonstrate commercial operation of the Rentech Process. We started to implement this strategy by acquiring Royster-Clark Nitrogen, Inc. (“RCN”), which in connection with the acquisition was renamed to Rentech Energy Midwest Corporation (“REMC”) on April 26, 2006 for the purchase price of $50.0 million, plus an amount equal to net working capital of RCN, which was approximately $20.0 million (the “REMC Acquisition”). REMC owns and operates a natural gas-fed nitrogen fertilizer production facility in East Dubuque, Illinois. We plan to convert the existing nitrogen fertilizer complex that operates using natural gas to an integrated fertilizer and FT fuels production facility that operates using coal gasification. We are also pursuing the development of other alternative fuels projects, including one in Natchez, Mississippi that we and potentially a partner or partners would construct to produce FT liquid hydrocarbon and other products using the Rentech Process. In addition, we are discussing proposals with owners of energy feedstocks for the joint development of alternative fuels projects and the use of the Rentech Process under licensing arrangements. We have entered into a Joint Development Agreement with Peabody Energy Corporation (“Peabody”), for the co-development of two coal-to-liquids projects, which would be located on Peabody coal reserves. The projects would convert coal into ultra-clean transportation fuels using the Company’s proprietary FT CTL process. We currently have one active license arrangement with DKRW Advance Fuels, LLC (“DKRW”) for the use of our coal-to-liquids technology in its proposed Medicine Bow Project in Wyoming.

For further information concerning our company, see “Part II.  Other Information — Item 1A. Risk Factors”.

OVERVIEW OF FINANCIAL CONDITION, LIQUIDITY, AND RESULTS OF OPERATIONS

At March 31, 2007, we had working capital of $28,294,000. Historically, for working capital we have relied upon sales of our equity securities and borrowings. We have a history of operating losses, have never operated at a profit, and for the three and six months ended March 31, 2007, had a net loss of $17,178,000 and $25,870,000, respectively.

On April 25, 2007, the Company issued and sold 20,092,160 shares of common stock along with warrants to purchase 4,018,432 shares of common stock through a registered direct offering to selected institutional investors.  The offering resulted in gross proceeds for the Company of approximately $54.9 million, before deducting offering fees and expenses.  Net proceeds from the offering are estimated to be approximately $51.8 million, after deducting placement agent fees of approximately $2.7 million and estimated offering expenses of approximately $0.4 million.

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

For further information concerning our potential financing needs and related risks, see “Part II.  Other Information — Item 1A. Risk Factors”.

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

Inventories.  The Company’s inventory is stated at the lower of cost or estimated net realizable value.  The cost of inventories is determined using the first-in first-out method.  The estimated net realizable value is based on customer orders, market trends and historical pricing.  The Company performs a quarterly analysis of its inventory balances to determine if the carrying amount of inventories exceeds their net realizable value.  If the carrying amount exceeds the estimated net realizable value, the carrying amount is reduced to the estimated net realizable value.  The Company allocates fixed production overhead costs based on the normal capacity of its production facilities.

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

Stock Based Compensation.  In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision to Statement of Financial Accounting Standards 123, “Share-Based Payment” (“SFAS 123(R)”). The revision requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. SFAS 123(R) eliminates the alternative method of accounting for employee share-based payments previously available under Accounting Principles Board Opinion No. 25 (“APB 25”). In April 2005, the FASB delayed the effective date of SFAS 123(R) to fiscal years beginning after June 15, 2005. Effective October 1, 2005, the Company adopted the provisions of SFAS 123(R) using the modified-prospective transition method. Under this transition method, stock-based compensation expense for the six months ended March 31, 2007 and 2006 includes compensation expense for all stock-based compensation awards granted subsequent to September 30, 2005 based on grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Refer to footnote 11 in the Notes to Consolidated Financial Statements.

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

Selected Business Segment Information

The revenue and operating income (loss) amounts in this report are presented in accordance with accounting principles generally accepted in the United States of America.  Segment information appearing in Note 12 of the Notes to the Consolidated Financial Statements is presented in accordance with Statement of Financial Accountants Standards 131, Disclosures about Segments of an Enterprise and Related Information.

The following table provides revenues, operating income (loss) from operations and net loss from continuing operations by each of our business segments for the three and six  months ended March 31, 2007 and 2006.  These results exclude intercompany revenues and expenses which are eliminated in our consolidated financial statements.  More complete details about the results of operations of our business segments are set forth later in this report under the section heading “Three and Six Months Ended March 31, 2007 Compared to March 31, 2006”.

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
	(Thousands)		(Thousands)
Revenues:
Alternative fuels (1)	$32	$25	$76	$66
Nitrogen products manufacturing	16,873	—	52,258	—
Total revenues	$16,905	$25	$52,334	$66

Operating income (loss):
Alternative fuels (1)	$(17,532)	$(12,796)	$(32,125)	$(18,744)
Nitrogen products manufacturing (2)	236	—	3,346	—
Total operating loss	$(17,296)	$(12,796)	$(28,779)	$(18,744)

Net income (loss) from continuing operations before income taxes:
Alternative fuels (1)	$(17,779)	$(12,820)	$(32,501)	$(18,775)
Nitrogen products manufacturing (2)	601	—	3,685	—
Total net loss from continuing operations before income taxes	$(17,178)	$(12,820)	$(28,816)	$(18,775)

(1)             Excludes $625,000 and $1,250,000 of inter-company revenue for the three and six month periods ended March 31, 2007, respectively.  There was no inter-company revenue earned between the segments for the three and six month periods ended March 31, 2006.

(2)             Excludes $625,000 and $1,250,000 of inter-company operating expenses for the three and six month periods ended March 31, 2007, respectively.  There was no inter-company operating expenses incurred between the segments for the three and six month periods ended March 31, 2006.

Comparison of Changes between Periods

The following table sets forth, for the three and six months ended March 31, 2007 and 2006, a comparison of changes between the periods in the components of our Consolidated Statements of Operations from continuing operations:

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006

Gross Profit Percentage for each Category
Nitrogen products manufacturing	4.7%	—%	8.6%	—
Rental income	100.0%	100.0%	100.0%	100.0
	4.9%	100.0%	8.7%	100.0

As a Percentage of Consolidated Net Sales from Continuing Operations

Net sales by category
Nitrogen products manufacturing	99.8%	—%	99.9%	—%
Rental income	0.2%	100.0%	0.1%	100.0%
	100.0%	100.0%	100.0%	100.0%

Operating expenses
General and administrative expense	41.0%	38160.0%	25.9%	21406.0%
Depreciation and amortization	1.1%	488.0%	0.7%	368.2%
Research and development	65.1%	12636.0%	37.1%	6725.8%
	107.2%	51284.0%	63.7%	28500.0%

Operating loss	(102.3)%	(51184.0)%	(55.0)%	(28400.0)%

Other income (expenses)
Loss on investment	—%	(1220.0)%	—%	(462.1)
Interest and miscellaneous income	4.5%	1208.0%	2.5%	878.8%
Interest expense	(3.8)%	(484.0)%	(2.6)%	(615.2)%
Gain on disposal of fixed assets	—%	400.0%	—%	151.5%
	0.7%	(96.0)%	(0.1)%	(47.0)%

Net loss from continuing operations before taxes	(101.6)%	(51280.0)%	(55.1)%	(28447.0)%

THREE AND SIX MONTHS ENDED MARCH 31, 2007 COMPARED TO MARCH 31, 2006:

Continuing Operations:

Revenues

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
	(Thousands)
Revenues:
Products
Nitrogen products manufacturing	$16,873	$—	$52,258	$—
Total products revenues	16,873	—	52,258	—

Services
Rental income	32	25	76	66
Total service revenues	32	25	76	66

Total revenues	$16,905	$25	$52,334	$66

Nitrogen products manufacturing.   Product sales are provided by our nitrogen products manufacturing segment. Product sales include the sale of various nitrogen fertilizer products manufactured at our East Dubuque Plant, which we acquired on April 26, 2006 in the REMC Acquisition. The East Dubuque Plant is designed to produce anhydrous ammonia, nitric acid, ammonium nitrate solutions and carbon dioxide using natural gas as a feedstock. Product sales for the three and six months ended March 31, 2007 were $16,873,000 and $52,258,000 respectively, which included $1,886,000 and $3,510,000 of revenue derived from natural gas sales, respectively.  Higher fall fertilizer application and greater outside storage availability as a result of favorable weather conditions contributed to a 9.5% and 58% increase in sales tonnage by the plant this three and six month period over the same periods in the year prior to our acquisition of the plant, respectively.  We had no product sales during the six months ended March 31, 2006 since this comparable period ended prior to our acquisition of the East Dubuque Plant.

Service Revenues.   Service revenues are technical services related to the Rentech Process which are provided by the scientists and technicians who staff our development and testing laboratory, and are included in our alternative fuels segment. In addition, the alternative fuels segment includes rental income earned by leasing a portion of the development and testing laboratory building to third parties.  There was no service revenue earned from technical services during the three and six months ended March 31, 2007 or 2006.

Rental Income.   Rental income is derived by leasing part of our development and testing laboratory building to a tenant.  Rental income from this tenant contributed $32,000 and $76,000 in revenue during the three and six months ended March 31, 2007 as compared to $25,000 and $66,000 during the three and six months ended March 31, 2006, respectively.  Rental income is included in our alternative fuels segment because the rental income is generated from the laboratory building that houses our development and testing laboratory, which is part of the alternative fuels segment.

Cost of Sales

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
	(Thousands)
Cost of sales:
Nitrogen products manufacturing	$16,085	$—	$47,768	$—
Total cost of sales	$16,085	$—	$47,768	$—

Our cost of sales includes costs for our nitrogen products manufacturing and technical services. During the three and six months ended March 31, 2007, the combined costs of sales were $16,085,000 and $47,768,000 compared to zero for the three and six months ended March 31, 2006, respectively. The increase for the three and six months ended March 31, 2007 resulted from the acquisition of the nitrogen products manufacturing segment in April 2006.  There were no technical services cost of sales incurred during the three and six month periods of fiscal 2007 or 2006.

Nitrogen Products Manufacturing.   Cost of sales for our nitrogen products manufacturing was $16,085,000 and $47,768,000 for the three and six months ended March 31, 2007, which included $1,853,000 and $3,570,000 of costs associated with sale of natural gas inventory.  Of these product costs, 82.0% and 11.7% were related to the cost of natural gas and labor and benefits expenses, respectively, for products sold during the three months ended March 31, 2007, and of these product costs, 82.0% and 10.4% were related to the cost of natural gas and labor and benefits expenses, respectively, for products sold during the six months ended March 31, 2007.  The Company purchases natural gas through the use of both indexed and fixed price contracts that have a duration of less than three months.  As the nitrogen products manufacturing segment was acquired in April 26, 2006, we had no product costs for the comparable three and six month periods ended March 31, 2006.

Gross Profit

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
	(Thousands)
Gross Profit:
Nitrogen products manufacturing	$788	$—	$4,490	$—
Rental income	32	25	76	66
Total gross profit	$820	$25	$4,566	$66

Our gross profit for the three and six months ended March 31, 2007 was $820,000 and $4,566,000 as compared to $25,000 and $66,000 for the three and six months ended March 31, 2006, respectively.  The increase in gross profit for these periods of $795,000 and $4,500,000, respectively resulted mainly due to the inclusion of the nitrogen products manufacturing segment acquired in the REMC Acquisition.  There were no technical services sales earned or cost of sales incurred during the three and six month periods of fiscal 2007 or 2006.

Nitrogen Products Manufacturing.   Gross profit for nitrogen products manufacturing was $788,000 and $4,490,000 for the three and six months ended March 31, 2007, which includes $33,000 gross profit and $60,000 of gross loss associated with natural gas sales, respectively.  The gross margin was 4.7% and 8.6% for the three and six month periods ended March 31, 2007.  Gross profit for the three months ended March 31, 2007 was lower than the three months ended

December 31, 2006 due to seasonality. Sales are typically low during the winter months due to the seasonality of the planting, growing and harvesting cycles of our customers, causing lower sales volume and lower sales price during this period.  Second quarter shipments are further impacted by outside party storage availability and are limited to movement by truck and rail transportation as the river locks are closed to barge transportation during the period of December to early March.  As the nitrogen products manufacturing segment was acquired in April 2006, there was no gross profit or loss for this segment in the prior comparison periods in fiscal year 2006.

Operating Expenses

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
	(Thousands)
Operating expenses:
Selling, general and administrative	$6,923	$9,540	$13,581	$14,128
Depreciation and amortization	182	122	348	243
Research and development	11,011	3,159	19,416	4,439

Total operating expenses	$18,116	$12,821	$33,345	$18,810

Operating expenses consist of selling, general and administrative expense, depreciation and amortization and research and development. Our operating expenses have historically been grouped into several categories of major expenses. General and administrative expenses include: salaries and benefits, contract salaries and consulting, travel and entertainment, audit and tax expense, legal expense, insurance expense and public relations and promotions.  Salaries and benefits include significant non-cash charges for the recognition of compensation expense recorded in accordance with SFAS 123(R), which was adopted by the Company as of October 1, 2005.  We incur substantial research and development expenses in our testing laboratory where we actively conduct work to further improve our technology and to perform services for our customers. In addition, during fiscal 2006, we began to incur significant operating expenses related to constructing and implementing our plans to operate a fully integrated Fischer-Tropsch, coal-to-liquids PDU facility at the Sand Creek site.

We have experienced operating costs on a much larger scale than in the past due to the acquisition of the East Dubuque Plant. We have made and plan to make additional substantial capital investments to reconfigure the plant to improve its economic results and to use our Fischer-Tropsch technology for additional revenues. As we make substantial capital investments in the East Dubuque Plant, or in plants which we may acquire an equity interest in, we will incur significant additional depreciation and amortization expenses in the future.

Selling, General and Administrative Expenses.    Overall selling, general and administrative expenses were $6,923,000 and $13,581,000 during the three and six months ended March 31, 2007, down $2,617,000 and $547,000 from the three and six months ended March 31, 2006 when these expenses were $9,540,000 and $14,128,000. Our nitrogen products manufacturing segment incurred selling, general and administrative expenses of $537,000 and $1,115,000 during the three and six months ended March 31, 2007 respectively; as compared to zero in the corresponding periods of fiscal 2006, since we had not yet acquired this segment during these periods in fiscal 2006.  When the operating expenses of our nitrogen products are excluded from our overall selling, general and administrative expenses, the remaining subtotal of these expenses decreased by $3,154,000 and $1,662,000 for the three months and six months ended March 31, 2007 compared to three and six months ended March 31, 2006, respectively

In the three and six months ended March 31, 2006, we had a non-recurring charge of $2,677,000 related to a warrant issued to DKRW, and another non-recurring charge of $355,000 recorded as abandoned debt issue costs related to due diligence paid to MAG Capital.  There were no corresponding related non-recurring charges for the three and six months ended March 31, 2007.  After excluding the nitrogen products manufacturing segment expenses and deducting these non-recurring charges, the remaining subtotal of selling and general administrative expense decreased by $122,000 and increased by $1,370,000 for the three and six month ended March 31, 2007 compared to same periods in fiscal 2006.

The stock based compensation expenses under SFAS 123(R) were $1,172,000 and $2,255,000 for the three and six months ended March 31, 2007 and were $3,573,000 and $6,123,000 for the three and six months ended March 31, 2006; a decrease in SFAS 123(R) compensation expenses of $2,401,000 and $3,868,000, respectively.  After excluding the nitrogen products manufacturing segment expenses, non-recurring charges, and compensation expenses under SFAS 123(R) selling, general and administrative expenses, increased by $2,279,000 and by $5,238,000 for the three and six months ended March 31, 2007 compared to similar periods of fiscal 2006.

After excluding the nitrogen products manufacturing segment expenses, non-recurring charges, and compensation expenses under SFAS 123(R), selling, general and administrative expenses increased by $2,279,000 and by $5,238,000 for the three and six months ended March 31, 2007 compared to similar periods of fiscal 2006.  Of these increases, $1,060,000 or 47% and $2,350,000 or 45% were attributable to increases in salaries and benefits expenses for the three and six months ended March 31, 2007, compared to the similar periods of fiscal 2006.  This increase in salaries and benefits expenses is a result of hiring new employees in various professional capacities related to the East Dubuque conversion project, the PDU and other project development activities, as well corporate management.  In addition to the increases in salaries and benefits expenses, consulting expenses not related to REMC increased by $191,000 or 8% and $493,000 or 9% for the three and six months ended March 31, 2007 compared to the same periods in fiscal 2006, which was comprised of payments made to professional consulting firms.  In addition, recruitment fees increased by $197,000 or 9% and $573,000 or 11% for the same periods which were due to fees paid to employment search firms.  We also incurred a charge of $100,000 for incentives paid to key executives of PML related to the sale of this entity. Insurance expense increased by $246,000 or 11% and $341,000 or 7% for the same periods which was related to additional directors and officers insurance and general liability insurance costs.  Information technology expense increased by $303,000 or 13% and $342,000 or 7% for the same periods as the Company updated its data and communication infrastructure.  Additional general and administrative expenses fluctuated during the three and six months ended March 31, 2007 in comparison with the related expenses for the three and six months ended March 31, 2006, none of which were individually significant.

Depreciation and Amortization.  Depreciation and amortization expenses during the three and six months ended March 31, 2007 were $1,166,000 and $2,622,000, an increase of $1,044,000 and $2,380,000 compared to the three and six months ended March 31, 2006 when the total depreciation and amortization expense was $122,000 and $243,000, respectively. Of the total depreciation and amortization expenses incurred during the three and six months ended March 31, 2007, $1,000,000 and $2,303,000, related to our nitrogen products manufacturing segment. The remaining increases in total depreciation expense during the three and six months ended March 31, 2007 was attributable to our alternative fuels segment.  For the three and six months ended March 31, 2007, $984,000 and $2,274,000 were included in costs of sales in our nitrogen products manufacturing segment, while no such depreciation and amortization expenses were included in costs of sales during the three and six months ended March 31, 2006, since the comparable periods occurred prior to our acquisition of this segment.

Research and Development.  Research and development expenses were $11,011,000 and $19,416,000 during the three and six months ended March 31, 2007, all of which were included in our alternative fuels segment. These expenses increased by $7,852,000 and $14,977,000 from the three and six months ended March 31, 2006, when these expenses were $3,159,000 and $4,439,000, respectively. Of the increase for the three and six months periods in research and development expenses, 72% and 77%, respectively is directly attributable to expenses incurred for the design and procurement of equipment for the PDU. The Company is constructing and plans to operate a fully integrated Fischer-Tropsch, alternative fuels PDU facility at the Sand Creek site. This plant could produce fuels and naphtha from various domestic coals, petroleum coke and biomass feedstocks on a demonstration scale, utilizing Rentech’s FT technology. With the PDU in operation, Rentech would be able to demonstrate production of hydrocarbon products from various feedstocks. The products from the plant would be used to supply test quantities of these fuels to groups which have expressed an interest in using the Rentech Process. Also included in the increase for the three and six months ended March 31, 2007, were expenses incurred for work on advanced catalysts, catalyst separation from crude wax, process optimization, and product upgrading.

Total Operating Expenses.  Total operating expenses during the three and six months ended March 31, 2007 were $18,116,000 and $33,345,000 as compared to $12,821,000 and $18,810,000 during the three and six months ended March 31, 2006, an increase of $5,295,000 and $14,535,000, respectively.  The increase in total operating expenses for the three and six months ended March 31, 2007 as compared to the prior comparable periods is primarily a result of an increase in research and development expenses of $7,852,000 and $14,977,000 offset by a decrease in general and administrative expenses of $2,617,000 and $547,000, respectively.

Income (Loss) from Operations

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
	(Thousands)
Income (loss) from operations:
Nitrogen products manufacturing	$235	$—	$3,346	$—
Technical services	(17,563)	(12,821)	(32,201)	(18,810)
Rental income	32	25	76	66
Loss from operations	$(17,296)	$(12,796)	$(28,779)	$(18,744)

Loss from operations during the three and six months ended March 31, 2007 increased by $4,500,000 and $10,035,000.  The increased loss compared to the prior year resulted from an increase in total operating expenses of $5,295,000 and $14,535,000 during the three and six months ended March 31, 2007 partially offset by an increase in gross profit of $795,000 and $4,500,000 during the three and six months ended March 31, 2007.

Nitrogen Products Manufacturing.  Income from operations for nitrogen products manufacturing was $235,000 and $3,346,000 for the three and six months ended March 31, 2007.  Income from operations for the three months ended March 31, 2007 was lower than the three months ended December 31, 2006 due to seasonality. Sales are typically low during the winter months due to the seasonality of the planting, growing and harvesting cycles of our customers, causing lower sales volume and lower sales price during this period.  Second Quarter shipments are further impacted by outside party storage availability and are limited to movement by truck and rail transportation as the river locks are closed to barge transportation during the period of December to early March.  As the nitrogen products manufacturing segment was acquired in April 2006, there was no income or loss from operations in the prior comparison period.

Technical Services.  Loss from operations for technical services was $17,563,000 and $32,201,000 during the three and six  months ended March 31, 2007, up from $12,821,000 and $18,810,000 during the three and six months ended March 31, 2006, an increase of $4,742,000 and $13,391,000, respectively.

Other Income (Expense)

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
	(Thousands)
Other income (expense):
Loss on investments	$—	$(305)	$—	$(305)
Interest and miscellaneous income	767	301	1,341	580
Interest expense	(649)	(120)	(1,378)	(406)
Gain on disposal of fixed assets	—	100	—	100

Total other income (expense)	$118	$(24)	$(37)	$(31)

Interest and Miscellaneous Income.  Interest and miscellaneous income during the three and six months ended March 31, 2007 was $767,000 and $1,341,000, an increase from $301,000 and $580,000 during three and six months ended March 31, 2006. The increased interest income was due to an increase in funds invested in interest-bearing cash accounts and investment-grade marketable securities.  Our securities portfolio included government and commercial bonds, with a fair market value of $8,335,000 and $30,283,000 and our balance of cash and cash equivalents were $26,604,000 and $26,566,000 as of March 31, 2007 and September 30, 2006, respectively.  The decrease in the balance of our marketable securities was related to the use of cash in our ongoing operations for the six months ended March 31, 2007.  These funds were primarily generated from our April 2006 concurrent public offerings of an aggregate of 18.4 million shares of common stock at a price per share of $3.40 and $57.5 million of 4.00% convertible senior notes due 2013.

Interest Expense.  Interest expense during the three and six months ended March 31, 2007 was $649,000 and $1,378,000, increased from $120,000 and $406,000 during the three and six months ended March 31, 2006, an increase of $529,000 and $972,000, respectively.  Of the increase during the three and six months ended March 31, 2007, $536,000 and $1,064,000 was related to an increase in cash interest expense offset by $7,000 and $91,000 related to a decrease in non-cash interest expense.  Non-cash interest expense includes amortization of debt issuance costs.  Of the total interest expense recognized in the three and six months ended March 31, 2007 $575,000 and $1,150,000 was due to the interest expense paid related to the Company’s 4.00% Convertible Senior Notes Due 2013 issued in April 2006.

Loss on Investments.  During the second quarter ended March 31 2006, we wrote down our investment in an advanced technology company by $305,000.  For the three and six months ended March 31, 2007 we had no comparable loss on investments.

Total Other Income (Expense).  Total other income increased to $118,000 during three months ended March 31, 2007 from total other expenses of $24,000 during the three months ended March 31 2006. The increase of $142,000  resulted from an increase in interest and miscellaneous income of $466,000, and decrease in loss on investments of $305,000 offset by an increase in interest expense of $529,000 and decrease in gain of disposal of fixed assets of $100,000, respectively. Total other income expense increased to $37,000 during six months ended March 31, 2007 from total other expenses of $31,000 during the three months ended March 31 2006. The increase of $6,000 resulted from an increase in interest and miscellaneous income of $761,000, and decrease in loss on investments of $305,000 offset by an increase in interest expense of $972,000 and decrease in gain of disposal of fixed assets of $100,000, respectively.

Net Income (Loss) from Continuing Operations

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
	(Thousands)
Net income (loss) from continuing operations:
Nitrogen products manufacturing	$601	$—	$3,684	$—
Technical services	(17,811)	(12,845)	(32,576)	(18,841)
Rental income	32	25	76	66
Net loss from continuing operations before taxes	(17,178)	(12,820)	(28,816)	(18,775)

Income tax expense	—	—	—	—

Net loss from continuing operations	$(17,178)	$(12,820)	$(28,816)	$(18,775)

Nitrogen Products Manufacturing.  Net income from continuing operations for nitrogen products manufacturing was $601,000 and $3,684,000 during the three and six months ended March 31, 2007.  Net income for the three months ended March 31, 2007 was lower than the three months ended December 31, 2006 due to seasonality. Sales are typically low during the winter months due to the seasonality of the planting, growing and harvesting cycles of our customers, causing lower sales volume and lower sales price during this period.  Second quarter shipments are further impacted by outside party storage availability and are limited to movement by truck and rail transportation as the river locks are closed to barge transportation during the period of December to early March.  This income effect was partially offset by an increase in interest income, which is due to customers prepaying a portion of their spring purchases.  As the nitrogen products manufacturing segment was acquired in April 2006, there was no net income for this segment in the prior comparison periods in fiscal year 2006.

Technical Services.  Net loss from continuing operations for technical services was $17,811,000 and $32,576,000 during the three and six months ended March 31, 2007, up from $12,845,000 and $18,841,000 during the three and six months ended March 31, 2006, an increase of $4,966,000 and $13,735,000, respectively.  Net loss from continuing operations for technical services was up in the three and six months ended March 31, 2007 as a result of an increase in operating expenses of $4,742,000 and $13,391,000 and an increase of $224,000 and $344,000 in other expense, respectively.

For the three and six months ended March 31, 2007, we experienced a net loss from continuing operations of $17,178,000 and $28,816,000 compared to a net loss from continuing operations of $12,820,000 and $18,775,000 during the three and six months ended March 31, 2006.  The increase of $4,358,000 for the three months ended March 31, 2007 resulted from an increase in loss from operations of $4,500,000 and an increase in total other income of $142,000.  The increase of $10,041,000 for the six months ended March 31, 2007 resulted from an increase in loss from operations of $10,035,000 and an increase in total other expense of $6,000, respectively.

Discontinued Operations:

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
	(Thousands)
Oil and gas field services segment:

Revenues	$—	$2,022	$1,179	$3,903
Cost of sales	—	1,506	762	2,819
Gross profit	—	516	417	1,084

Operating expenses
Selling, general and administrative	—	184	192	373
Depreciation	—	10	—	24
Research and development	—	—	—	—
Total operating expenses	—	194	192	397

Income from operations	—	322	225	687

Other income (expense)
Interest expense	—	(14)	(2)	(28)
Gain on sale of fixed assets	—	—	2	—
Total other expense	—	(14)	—	(28)

Net income on discontinued operations before income taxes	—	308	225	659

Income tax expense	—	(25)	—	(49)

Net income on discontinued operations	$—	$283	$225	$610
Gain on sale of discontinued operations, net of tax of $0	$—	$—	$2,721	$—

Oil and Gas Field Services Segment

Petroleum Mud Logging, LLC.  The Company’s oil and gas field services segment was comprised of results of operations earned or incurred by PML and was classified as a discontinued operation on our Consolidated Statements of Operations. On November 15, 2006, we sold our subsidiary PML (refer to Note 3 of the Notes to the Consolidated Financial Statements).  As a result, PML activity for the six months ended March 31, 2007 only included activity earned or incurred through November 15, 2006.  Consequentially, there was no activity for the three months ended March 31, 2007.  Additionally, we recorded a $2,721,000 gain in connection with the sale of this subsidiary in the first quarter of fiscal 2007.

The net income from discontinued operations for the oil and gas field services segment decreased to $0 and $225,000 during the three and six months ended March 31, 2007, down from $283,000 and $610,000 during the three and six months ended March 31, 2006.  The decrease of $283,000 and $385,000 was due to the timing of the sale of PML, which occurred on November 15, 2006.  Including the gain of the sale of PML of $2,721,000, the earnings per share for discontinued operations for the three and six months ended March 31, 2007 was $0.000 and $0.021 compared to the earnings per share for the three and six months ended March 31, 2006 which were $0.002 and $0.005, respectively.

Net Loss Applicable to Common Stockholders

For the three and six months ended March 31, 2007, we experienced a net loss applicable to common stockholders of $17,178,000, or $0.121 per share and $25,870,000 or $0.182 per share compared to a net loss applicable to common stockholders of $12,537,000, or $0.106 per share and $18,239,000, or $0.157 per share during the three and six months ended March 31, 2006. Included in net loss applicable to common stockholders for the six months ended March 31, 2006 was $74,000 of cash dividends paid on Series A Preferred Stock.

ANALYSIS OF CASH FLOW

The following table summarizes our Consolidated Statements of Cash Flows:

	Six Months Ended March 31,
	2007	2006
	(Thousands)
Net Cash (Used in) Provided by:
Operating activities	$(8,729)	$(6,090)
Investing activities	$6,826	$(4,101)
Financing activities	$1,941	$13,993

Cash Flows from Operating Activities

Net Loss.  Operating activities produced net losses of $25,870,000 during the six months ended March 31, 2007, as compared to $18,165,000 during the six months ended March 31, 2006.  The cash flows used in operations during these periods resulted from the following operating activities:

Depreciation.  Depreciation expense increased during the six months ended March 31, 2007 by $3,631,000, as compared to the six months ended March 31, 2006.  The increase in depreciation expense was attributable the REMC Acquisition and to our acquisition of the East Dubuque Plant and its related fixed assets.

Amortization.  Amortization expense did not change during the six months ended March 31, 2007 as compared to the six months ended March 31, 2006.

Utilization of Spare Parts.  During the six months ended March 31, 2007, we utilized $646,000 of spare parts in our production of nitrogen-based fertilizers. There was no utilization of spare parts for the comparable period in 2006.

Non-Cash Interest Expense.  Total non-cash interest expense recognized during the six months ended March 31, 2007 was $374,000, compared to $263,000 during the six months ended March 31, 2006. The non-cash interest expense recognized in the six months ended March 31, 2007 was due to the amortization of bond issue costs and beneficial conversion feature expenses of our senior convertible notes. Most of the non-cash interest expense recognized in the six months ended March 31, 2006 was due to the amortization of debt issuance costs related to a line of credit and bridge loans used to provide working capital and fund acquisition costs related to the purchase of RCN.

Gain on sale of Subsidiary.  On November 15, 2006 the Company sold Petroleum Mud Logging, LLC for $5,349,000.  The book value of the Company’s ownership of PML was $2,628,000 and we incurred $49,000 in transaction costs, resulting in a $2,721,000 gain.

Accrued Interest Expense.  Total accrued interest expense recognized during the six months ended March 31, 2007 was $1,067,000, which was mainly due to the interest expense incurred related to senior convertible notes, compared to $4,000 during the six months ended March 31, 2006, when we had not yet issued the senior convertible notes.

Stock Options and Warrants Issued for Services.  During the six months ended March 31, 2007, the Company recorded $848,000 of compensation expenses related to stock options that vested during the period that were valued using the Black-Scholes option-pricing model at time of the option grant.  There were no such transactions in the comparable quarter in 2006.

Restricted Stock Units Issued for Services.  For the six month period ended March 31, 2007, the Company recorded $1,407,000, in aggregate, of related stock-based compensation expense related to restricted stock units, included in general and administrative expense. During the six month period, 389,333 restricted stock units vested of which 257,283 were settled in shares of common stock and 150,050 were settled in cash in order to meet minimum tax withholding requirements. The Company recognized the fair value of the 150,050 restricted stock units, or $559,000, as repurchase of shares issued, and no additional compensation cost was recognized.

Changes in Operating Assets and Liabilities.  The changes in operating assets and liabilities, net of business combination, during the six months ended March 31, 2007 result from the following factors:

Accounts Receivable.  Accounts receivable increased by $2,545,000 during the six months ended March 31, 2007.  The increase in accounts receivable was primarily due to a high volume of sales that were billed to our customers in our nitrogen products manufacturing segment.

Other Receivables and Receivable from Related Party.  Other receivables and receivable from related party increased by $140,000 during the six months ended March 31, 2007 primarily due to an earn-out payment related to the sale of our former subsidiary REN Corporation and the timing of accruals and receiving payments.

Inventories.  Inventories increased during the six months ended March 31, 2007 by $9,491,000.  The increase was due to production in excess of sales in advance of the spring planting season.

Prepaid Expenses and Other Current Assets.  Prepaid expenses and other current assets increased during the six months ended March 31, 2007 by $658,000.  The increase reflects the timing of payment on certain annual insurance premiums, net of the amortization of such premiums.

Accounts Payable.  Accounts payable decreased by $744,000 during the six months ended March 31, 2007. This decrease resulted primarily from the timing of receiving and paying trade payables.

Accrued Retirement Payable.  Accrued retirement payable decreased by $281,000 as a result of the payments made to the former CEO and COO during the six months ended March 31, 2007.

Accrued Liabilities Accrued Payroll and Other.  Accrued liabilities, accrued payroll and other increased $1,395,000 during the six months ended March 31, 2007 mainly as a result of the timing of payment of certain payroll related accruals.

Deferred Revenue.  The Company records a liability for deferred revenue upon execution of product prepayment contracts which creates an obligation for delivery of a product within a specified period of time in the future.  Deferred revenue increased by $23,989,000 during the six month period ended of March 31, 2007 primarily due to the seasonality of REMC’s business cycle.

Net Cash Used in Operating Activities.   The total cash used in operations increased to $8,729,000 during the six months ended March 31, 2007, as compared to $6,090,000 of cash used in operation during the six months ended March 31, 2006.

Cash Flows from Investing Activities

Purchase of Property and Equipment.  During the six months ended March 31, 2007, we purchased property and equipment with a value of approximately $20,520,000.  Of the property and equipment purchased, 82% was attributable to building construction on our PDU site and our conversion of the East Dubuque Plant.

Marketable Securities, Held for Sale.  During fiscal fourth quarter of 2006, we purchased investment-grade marketable securities that are comprised of U.S. government and municipal notes and bonds, corporate bonds, asset-backed securities, commercial paper, special auction variable rate securities and other investment-grade marketable debt and equity securities. These securities are available for sale to fund the Company’s future operational needs. Our investment securities, held for sale increased by $704,000 as result of interest and dividend income received and we drew down these marketable securities by $22,653,000 during the six months ended March 31, 2007.

Proceeds from Sale of Subsidiary.  The gross proceeds collected during the six month period ended March 31, 2007 was $5,398,000 related to our sale of PML on November 15, 2006.

Net Cash Provided (Used) by Investing Activities.  The total cash provided by investing activities increased to $6,826,000 during the six months ended March 31, 2007 as compared to cash used of $4,101,000 during the six months ended March 31, 2006.

Cash Flows from Financing Activities

Proceeds from Issuance of Options and Warrants Exercised.  During the six months ended March 31, 2007, the Company collected $750,000 related to stock options that were exercised.

Proceeds from Grants.  During the six months ended March 31, 2007, we received $1,500,000 in grants for reimbursement of costs related to the completion of Front End Engineering and Design phase of the East Dubuque Plant conversion.

Payment of Financial Advisory Fees.  During the fiscal quarter ended March 31, 2007, we paid $280,000 for advisory fees to Credit Suisse to act as our exclusive financial advisor with respect to the development, financing and review of certain financing matters in connection with the East Dubuque Plant and Natchez project.

Proceeds/Payments on Line of Credit, Net.  During the six months ended March 31, 2007, we were advanced $73,542,000 of proceeds and made $73,542,000 of payments on our line of credit.

Net Cash Provided by Financing Activities.  The total cash provided by financing activities decreased to $1,941,000 during the six months ended March 31, 2007 as compared to cash provided of $13,993,000 during the six months ended March 31, 2006.

Increase in Cash and Cash Equivalents

Cash and Cash Equivalents.  Cash and cash equivalents increased during the six months ended March 31, 2007 by $38,000 compared to an increase of $3,802,000 during the six months ended March 31, 2006.  These changes increased the ending cash balance at March 31, 2007 to $26,604,000, and increased the ending cash balance at March 31, 2006 to $28,523,000.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2007, the Company had working capital of $28,294,000, as compared to working capital of $65,316,000 as of September 30, 2006.  Our current assets totaled $70,931,000, including net accounts receivable of $24,334,000, and our current liabilities were $42,637,000.  We had long-term liabilities of $57,946,000, of which most related to our senior convertible notes as well as the mortgage on our development and testing laboratory. From our inception on December 18, 1981 through March 31, 2007, we have incurred losses in the amount of $126,526,000, including accumulated other comprehensive gain. For the six months ended March 31, 2007, we recognized a net loss of $25,870,000, and negative cash flow from operations of $8,729,000.  If the Company does not operate at a profit in the future, it may be unable to continue its operations at the present level or at all.

To achieve our objectives as planned for fiscal year 2007, we will need substantial amounts of capital that we do not now have to fund the conversion of the East Dubuque Plant to use the Rentech Process, construction of the PDU, and development projects such as the Natchez project and the potential projects with Peabody. We currently estimate we would need at least $850.0 million of additional debt and equity financing to finance Phases 1 and 1A of the conversion of the East Dubuque Plant and that commercial operation of Phases 1 and 1A would commence by 2010.  We also currently estimate that construction of the PDU will cost approximately $45 million and will be completed by the third calendar quarter of 2007. In order to fund our projects and to meet our other working capital requirements, we expect to raise capital at the project level through both debt and equity sources, as well as at the Rentech level where we may issue additional shares of our common stock and other equity or debt securities. We have two shelf registration statements; the first covering approximately $29.9 million aggregate offering price of securities and the second covering approximately $44.1 million in shares of our common stock for issuance in future financing transactions, in each case as of September 30, 2006. Some of the securities to be offered will not be registered under the Securities Act of 1933, and may not be offered or sold in the United States absent an available exemption from registration. The success of any given project will be based, in part, on the success of the related project level financing.

The business of REMC is highly seasonal and requires substantial working capital to operate during the period when nitrogen fertilizer sales are slow and to build inventory in anticipation of the planting season. In order to meet the working capital needs of REMC, we have obtained the Revolving Credit Facility (as described in Note 8 of the Notes to the Consolidated Financial Statements). The Revolving Credit Facility has a maximum availability of $30.0 million, subject to borrowing base limitations which are available as cash borrowings or letters of credit.  The Revolving Credit Facility also imposes various restrictions and covenants on REMC, including, without limitation, limitations on REMC’s ability to incur additional debt, guarantees or liens, ability to make distributions or dividends or payments of management or similar fees to affiliates, a minimum fixed charge coverage ratio and a minimum tangible net worth covenant.  As of March 31, 2007, REMC had no aggregate borrowings under the Revolving Credit Facility.

In August of 2006, the Company entered into a grant agreement with the Illinois Department of Commerce and Economic Opportunity (“DCEO”) for a total potential grant amount of $2,500,000.  The grant authorizes the Company to incur specific types of reimbursable costs related to the completion of Front End Engineering and Design phase of the East Dubuque plant conversion and such costs will be repaid by the DCEO upon satisfactory review of specific deliverables by DCEO.  As of March 31, 2007, two deliverables have been completed and reviewed to the satisfaction of DCEO resulting in $1,500,000 of payments to the Company.

In order to fund our working capital requirements and to fund our other plans, we may also issue shares of convertible preferred stock or other securities convertible into common stock or we may enter into additional debt instruments. A substantial increase in indebtedness could result in substantially increased interest costs and the issuance of additional preferred stock could increase dividend costs, as well as transactional and other costs. Moreover, the level of corporate activity required to pursue the opportunities and objectives outlined above, and described under “Overview of Our Businesses”, has resulted in a materially increased cash burn rate, including costs for consultants, attorneys, accountants, financial advisors, and other service providers, as well as the need for additional personnel, systems, and expenses for the Company. These costs are expected to continue and to rise. As relates to the capital requirements of the PDU and the Company’s working capital requirements as projected for fiscal 2007, we believe that our currently available cash, cash flows from operations, funds from the potential sale of assets and other plans, which could include additional debt or equity financing, will be sufficient to meet our cash operating needs through the fiscal year ending September 30, 2007.

Subsequent to the six month period ended March 31, 2007, on April 25, 2007, the Company issued and sold 20,092,160 shares of common stock along with warrants to purchase 4,018,432 shares of common stock through a registered direct offering to selected institutional investors under the Company’s shelf registration statements.  The offering resulted in gross proceeds for the Company of approximately $54.9 million, before deducting offering fees and expenses.  Net proceeds from the offering are estimated to be approximately $51.8 million, after deducting placement agent fees of approximately $2.7 million and estimated offering expenses of approximately $0.4 million.  For each share of common stock purchased in the offering, the investor was also issued warrants to purchase 0.20 shares of common stock for a combined issue price of $2.73 per unit.  The shares of common stock and warrants were immediately separable and were issued separately.  The warrants have an exercise price of $3.28 per share, subject to adjustment, have a five year term, and are not exercisable prior to October 25, 2007.  Following these issuances, the Company’s shelf registration statements have available approximately $19.2 million aggregate offering price of securities.

CONTRACTUAL OBLIGATIONS

In addition to the lines of credit and long-term convertible debt previously described in the Notes to the Consolidated Financial Statements, we have entered into various other contractual obligations as of and subsequent to September 30, 2006, our latest fiscal year-end.  Our contractual obligations that have materially changed since September 30, 2006 included our purchase orders and natural gas contracts.  As of March 31 2007 and September 30, 2006 our purchase orders were $945,000 and $11,526,000.  The decrease of $10,581,000 was due to the fulfillment of purchase orders mainly related to construction costs at the PDU site.  Our purchase orders with our vendors are not all purchase obligations, since some of the orders are not enforceable or legally binding on the Company until the goods or services are received. As of March 31, 2007 and September 30, 2006 our natural gas purchase commitments in aggregate were $6,762,000 and $4,981,000, a decrease of $1,781,000.  The volume of natural gas that we contracted for was based on production levels at our East Dubuque Plant.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements.

Recent Accounting Pronouncements from Financial Statement Disclosures

In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with the objective of improving financial reporting by mitigating volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of FAS 159 are effective for the Company’s year ending December 31, 2008. The Company is currently evaluating the impact that the adoption of this statement will have on the Company’s consolidated financial position, results of operations cash flows and disclosures.

ITEM 3.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.   We are exposed to the impact of interest rate changes related to our investment of current cash and cash equivalents and marketable securities. These funds are generally highly liquid with short-term maturities, and the related market risk for cash and cash equivalents and marketable securities is not considered material. In addition to market risk related to marketable securities, our debt is at fixed rates and at variable interest rates. A hypothetical increase or decrease in interest rates by 1% would have changed annual interest expense on the variable rate loan by approximately $2,000 for the six months ended March 31, 2007. We believe that fluctuations in interest rates in the near term will not materially affect our consolidated operating results, financial position or cash flow.

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

Our liquidity and capital resources are limited. At March 31, 2007, we had working capital (current assets in excess of current liabilities) of $28,294,000, compared to working capital (current assets in excess of current liabilities) of $65,316,000 at September 30, 2006. We must raise substantial additional capital, not only to execute our business plan of commercializing and licensing the Rentech Process and converting the East Dubuque Plant and developing other plants, but also to continue our operations after existing funds are exhausted. The level of corporate activity required to pursue our business opportunities and objectives has resulted in a materially increased cash burn rate. In order to fund our working capital requirements and to fund our other plans, we expect to issue additional shares of common stock, we may issue shares of convertible preferred stock or other securities convertible into or exercisable or exchangeable for common stock, or we may enter into additional debt instruments. Some of the securities to be offered will not be registered under the Securities Act of 1933, and may not be offered or sold in the United States absent an available exemption from registration. A substantial increase in indebtedness could result in substantially increased interest costs and the issuance of additional preferred stock could increase dividend costs, as well as transactional and other costs.

We have never operated at a profit. If we do not achieve significant amounts of additional revenues and become profitable, we may be unable to continue our operations.

We have a history of operating losses and have never operated at a profit. From our inception on December 18, 1981 through March 31, 2007, we have incurred losses in the amount of $126,526,000. During the six months ended March 31, 2007, we had a net loss of $25,870,000. If we do not achieve significant amounts of additional revenues and operate at a profit in the future, we may be unable to continue our operations at their current level. Ultimately, our ability to remain in business will depend upon earning a profit from commercialization of the Rentech Process. We have not been able to achieve sustained commercial use of the technology as of this time. Failure to do so would have a material adverse effect on our financial position, results of operations and prospects.

REMC’s operations have not been profitable and require substantial working capital financing.

From April 26, 2006, the date of our acquisition of Royster-Clark Nitrogen, Inc. (“RCN,” which in connection with the acquisition, was renamed to Rentech Energy Midwest Corporation (“REMC”)), through September 30, 2006, REMC operated at a net loss, but provided positive cash flow from operations. However, REMC has historically sustained cumulative losses and has had cumulative negative cash flows from operations during the fiscal years ended December 31, 2005 and 2003. For the fiscal year ended December 31, 2004, RCN operated at a profit and provided positive cash flows from operations. The losses were the result, among other things, of very difficult market conditions in its industry, and of rapidly rising costs of the natural gas feedstock and energy required to produce nitrogen fertilizers. Moreover, REMC’s business is extremely seasonal, with the result that working capital requirements in its off season are substantial. If we are not able to operate the East Dubuque Plant at a profit or if we are not able to access a sufficient amount of financing for working capital, our business, financial condition and results of operations would be materially adversely affected.

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

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee and director services received in exchange for an award of equity instruments based on the grant-date fair value of the award. We adopted SFAS No. 123(R) on October 1, 2005, using the modified prospective method for the adoption of its provisions, which results in the recognition of compensation expense for all share-based awards granted after the effective date and the recognition of compensation expense for all previously granted share-based awards that remain unvested at the effective date. However, because we previously accounted for share-based payments to employees and directors using the intrinsic value method, our results of operations have not included the recognition of compensation expense for the issuance of stock option awards. As a result of adopting SFAS 123(R), we recognized approximately $2,255,000 and $6,123,000 of compensation expense for the six months ended March 31, 2007 and 2006, respectively. We believe that compensation expense recorded in periods after the implementation of SFAS No. 123(R) may be significantly higher than the amounts that would have been recorded in years prior to its adoption.

Failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on the market’s perception of our business and our ability to raise capital.

We have documented and tested our internal control over financial reporting procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act (“Section 404”). The Sarbanes-Oxley Act requires management assessment of the effectiveness of our internal control over financial reporting and an audit and report of such internal control over financial reporting by our independent auditors addressing these assessments. This assessment may be complicated by any changes to our business operations and as such standards are modified, supplemented or amended from time to time. If we fail to maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404. We continue to dedicate resources and management time to ensuring that we have effective internal control over financial reporting. However, failure to achieve and maintain an effective internal control environment could have a material adverse effect on the market’s perception of our business and our ability to raise capital.  We need to incur significant costs and other resources to modify REMC’s financial reporting system and transition to a new company-wide integrated financial reporting system.

On April 26, 2006, our subsidiary, Rentech Development Corporation (“RDC”), completed its acquisition of RCN (currently, REMC). Pursuant to the rules of the Securities and Exchange Commission (“SEC”), acquisitions may be excluded from management’s assessment of the effectiveness of internal control over financial reporting required by Section 404 for up to one year from the date of closing of an acquisition. However, REMC’s current financial reporting system is insufficient to meet our specific future needs and we are in the process of replacing it with a new company-wide integrated reporting system as soon as practicable. Until the implementation of our new integrated reporting system has been completed, the operation of the two separate financial reporting systems could result in additional costs and difficulties that would not exist if one system were in place. In addition, while we have based our estimates of the costs and time it will take to complete the transition to our new integrated system on our best estimates to date, we could encounter difficulties in the replacement or integration processes and incur significant costs and expend important resources in excess of our estimates.

Risks Related to the Rentech Process

We and our licensees may be unable to successfully implement use of the Rentech Process at commercial scale Fischer-Tropsch plants, including the East Dubuque Plant.

A variety of results necessary for successful operation of the Rentech Process could fail to occur at a commercial plant, including the East Dubuque Plant. Results that could cause commercial scale Fischer-Tropsch plants, or FT plants, to be unsuccessful, and require design revisions, include:

•       reaction activity different than that demonstrated in laboratory and pilot plant operations, which could increase the amount of catalyst or number of reactors required to convert synthesis gas, or syngas, into liquid hydrocarbons;

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

We have marketed licenses for use of the Rentech Process, and have one active licensee at this time—the Master License Agreement we entered into with DKRW-Advanced Fuels LLC (“DKRW”) and Site License Agreement with its wholly-owned subsidiary, Medicine Bow Fuels & Power, LLC, in January 2006. Under the license agreements, a licensee would be responsible for, among other things, obtaining governmental approvals and permits and sufficient financing for the large capital expenditures required.  The ability of any licensee to accomplish these requirements, and the efforts, resources and timing schedules to be applied by a licensee, will be controlled by the licensee. Whether licensees are willing to expend the resources necessary to construct Fischer-Tropsch plant(s) using the Rentech Process will depend on a variety of factors outside of our control, including the prevailing price outlook for crude oil, natural gas, coal, petroleum coke and refined products. In addition, our license agreements may generally be terminated by the licensee with cause. Furthermore, our potential licensees may not be restricted from pursuing alternative Fischer-Tropsch technologies on their own or in collaboration with others, including our competitors, for projects other than the ones we might license in the future.

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

As is typical in the case of new and/or evolving technologies, demand and industry acceptance of the Rentech Process is highly uncertain. Historically, most applications of FT processes have not produced fuels that were economical compared to the price of conventional fuel sources. Failure by the industry to accept the Rentech Process, whether due to unsuccessful use, results that are not economical, the novelty of our technology, the lower price of alternatively sourced fuels, or for other reasons, or if acceptance develops more slowly than expected, would materially and adversely affect our business, operating results, financial condition and prospects.

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

We presently expect mechanical completion of our PDU in the third calendar quarter of 2007 at a construction cost of approximately $45 million. Our success in designing, constructing, developing and operating a PDU on a timely basis is essential to our successful deployment of the Rentech FT technology as well as fulfilling our contractual obligations to DKRW. Under our agreement with DKRW, we are required to satisfy certain testing procedures for the licensed technology at the PDU. We must also obtain governmental approvals and permits as well as procure equipment and materials on a timely basis for the PDU and a delay or failure in securing such governmental approvals, equipment and/or materials may cause significant harm to the Company. A variety of results necessary for successful operation of our Rentech Process could fail to be demonstrated by the PDU. In addition, our PDU could experience mechanical difficulties related or unrelated to the Rentech Process. If we are not able to successfully develop and operate a PDU utilizing the Rentech Process, this may cause a delay in our development of projects utilizing our Rentech Process, which would have a material adverse effect on our business, financial condition, results of operations and prospects and which may mean we will not be able to obtain any further licensing agreements with third parties.

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

We rely on a combination of patents, copyrights, trademarks, trade secrets and contractual restrictions to protect our proprietary rights. Our business and prospects depend largely upon our ability to maintain control of rights to exploit our intellectual property. Our published and issued patents both foreign and domestic provide us certain rights (subject to licenses we have granted to others) to exploit our version of the Fischer-Tropsch process. Our existing patents might be infringed upon, invalidated or circumvented by others. The availability of patents in foreign markets, and the nature of any protection against competition that may be afforded by those patents, is often difficult to predict and varies significantly from country to country. We, or our licensees, may choose not to seek, or may be unable to obtain, patent protection in a country that could potentially be an important market for our Fischer-Tropsch technology. The confidentiality agreements that are designed to protect our trade secrets could be breached, and we might not have adequate remedies for the breach. Additionally, our trade secrets and proprietary know-how might otherwise become known or be independently discovered by others.

We may not become aware of patents or intellectual property rights of others that may have applicability in our Fischer-Tropsch technology until after we have made a substantial investment in the development and commercialization of our technologies. Third parties may claim that we have infringed upon past, present or future Fischer-Tropsch patents or intellectual property rights. Legal actions could be brought against us, our co-venturers or our licensees claiming damages and seeking an injunction that would prevent us, our co-venturers or our licensees from testing, marketing or commercializing the affected technologies. If an infringement action were successful, in addition to potential liability for damages by our joint venturers or our licensees, we could be subject to an injunction or required to obtain a license from a third party in order to continue to test, market or commercialize our affected technologies. Any required license might not be made available or, if available, might not be available on acceptable terms, and we could be prevented entirely from testing, marketing or commercializing the affected technology. We may have to expend substantial resources in litigation, in enforcing our patents or defending against the infringement claims of others, or both. If we are unable to successfully maintain our technology, including the Rentech Process, against claims by others, our competitive position would be harmed and our revenues could be substantially reduced, and our business, operating results and financial condition could be materially and adversely affected.

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

Risks Related to Possible Inability to Complete Project Developments and the Financing Required for Construction and Subsequent Operation

We are pursuing alternative fuels projects, including one at Natchez, Mississippi, that will involve substantial expense and risk.

We are pursuing opportunities to develop alternative fuels projects, including a proposal to gain site control and develop an FT plant in Natchez, Mississippi. We are also considering other alternative fuels projects, including two potential projects with Peabody Energy Corporation. We do not have the financing for any of these projects, conversions, developments or operations. Moreover, the pursuit of such opportunities requires that we incur material expenses, including for financial, legal and other advisors, whether or not our efforts are successful. Our pursuit of any of these alternative fuel projects involves significant risks, and our failure to successfully develop these projects, or failure to operate them successfully after we have developed them, could have a material adverse effect on our financial position and results of operations.

The conversion of the East Dubuque Plant and the development of other alternative fuel projects will require several years and very substantial further financing, and may not be successful.

The engineering, design, procurement of materials, and construction necessary to convert the East Dubuque Plant to use coal as a feedstock and to include the Rentech Process is currently estimated to take several years and to require at least $850 million of additional debt and equity financing, based on internal estimates. Financing of the project will require that we identify and successfully negotiate with debt and equity sources to enter into debt or equity financing arrangements on terms acceptable to us. We cannot assure you that we will be able to obtain this financing on acceptable terms or at all, or in the time required, and our failure to do so would prevent us from implementing our business plan as expected. Further, acquisition and development of other alternative fuels projects could involve comparable or greater time commitments of capital, time and other resources. Moreover, we have never undertaken any such projects, and the duration, cost, and eventual success of our efforts are all uncertain.

We may not be able to successfully negotiate and execute the engineering, procurement and construction contracts with construction and other vendors necessary for the conversion and financing of the East Dubuque Plant or other alternative fuel projects.

Completion of the conversion of the East Dubuque Plant and the development of other projects will require that we identify and arrive at acceptable contracts with construction and other vendors for which there is presently considerable demand due to strong economic conditions for infrastructure construction. Among these contracts required for the East Dubuque Plant will be an engineering, procurement and construction (“EPC”) contract that we will seek to enter into with a  prime contractor and with terms satisfactory to lenders in the project finance market. We cannot assure you that we will be able to enter into such contracts on acceptable terms or at all, and our failure to do so would generally limit our access to project finance lenders who require that an acceptable EPC contract be in place before funding a project. If we are unable to enter into acceptable contracts with construction and other vendors related to our East Dubuque Plant conversion or in connection with other projects in the future, we would not be able to implement our business plan as expected and we would be materially adversely affected.

If we do not receive funds from additional financing or other sources of working capital for our business activities and future transactions, we will not be able to execute our business plan.

We need additional financing to maintain our operations, and substantially increased financing, revenues and cash flow to accomplish our goal of developing, converting or building process plants. We will continue to expend substantial funds to research and develop our technologies, to market licenses of the Rentech Process, and to convert or develop process plants. We presently intend to finance the conversion and development of plants primarily through equity and non-recourse debt financing at the project level. Additionally, we might obtain additional funds through joint ventures or other collaborative arrangements, and through debt and equity financing in the capital markets.

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

As of March 31, 2007, our total indebtedness was approximately $57.9 million. The conversion of the East Dubuque Plant will require substantial further borrowing in order to raise at least $850 million of additional capital that we currently believe will be necessary to finance the project, based on internal estimates. If we undertake additional projects, significant additional indebtedness may be required.

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

The REMC Revolving Credit Facility includes restrictive covenants that will limit our ability to operate our business.

We are party to a revolving credit facility. The revolving credit facility is secured by a lien on substantially all of REMC’s current assets, and imposes various restrictions and covenants on us, which could limit our ability to respond to changing business conditions that may affect our financial condition. In addition, our failure to comply with the restrictions and covenants would result in an event of default giving rise to the revolving facility lender’s right to accelerate our obligations under the revolving facility.

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

As of March 31, 2007, we had approximately $78.0 million of tax net operating loss carryforwards. Realization of any benefit from our tax net operating losses is dependent on: (a) our ability to generate future taxable income and (b) the absence of certain future “ownership changes” of our common stock. An “ownership change,” as defined in the applicable federal income tax rules, would place significant limitations, on an annual basis, on the use of such net operating losses to offset any future taxable income we may generate. Such limitations, in conjunction with the net operating loss expiration provisions, could effectively eliminate our ability to use a substantial portion of our net operating losses to offset any future taxable income.

It is possible that we have incurred one or more “ownership changes” in the past, in which case our ability to use our net operating losses would be limited. In addition, the issuance of shares of our common stock in this offering could cause an ‘‘ownership change’’ which would also limit our ability to use our net operating losses. Other issuances of shares of our common stock which could cause an ‘‘ownership change’’ include the issuance of shares of common stock upon future conversion or exercise of outstanding options and warrants. In this regard, we contemplate that we will need to issue a substantial amount of additional shares of our common stock (or securities convertible into or exercisable or exchangeable for common stock) in connection with our proposed plans to finance the commercialization of the Rentech Process and the implementation of our business plan.

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

•                                          inability to identify and arrive at acceptable contracts with construction and other vendors;

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

We plan to continue to operate the East Dubuque Plant with natural gas as the feedstock until we complete the conversion of the plant to use coal to produce the required synthesis gas. That will expose us to market risk due to increases in natural gas prices. There has been a generally increasing trend in natural gas prices during the last three years with prices reaching record highs in 2005 and then reducing in 2006 due to various supply and demand factors, including the increasing overall demand for natural gas from industrial users, which is affected, in part, by the general conditions of the United States economy, and other factors. The profitability of operating the facility is significantly dependent on the cost of natural gas as feedstock and the facility has operated in the past, and may operate in the future, at a net loss. Since we expect to purchase natural gas for use in the plant on the spot market we remain susceptible to fluctuations in the price of natural gas. We expect to also use short-term, fixed quantity natural gas supply contracts to lock in pricing for a portion of our natural gas requirements. These may not protect us from increases in the cost of our feedstock. A hypothetical increase of $0.10 per

MMBTU of natural gas could increase the cost to produce one ton of ammonia by approximately $3.50. After the conversion is completed, an increase in the price of coal or in other commodities that we may use as feedstock at other plants we might acquire in the future could also adversely affect our operating results. The prices of coal or other commodities that we might use as feedstock are subject to fluctuations due to a variety of factors that are beyond our control. Higher than anticipated costs for the catalyst and other materials used in these plants could also adversely affect operating results. These increased costs could materially and adversely affect our business, results of operations, financial condition and prospects.

Lower prices for nitrogen fertilizers or downturns in market demands could reduce the revenues and profitability of the East Dubuque Plant’s nitrogen fertilizer business.

Nitrogen fertilizer is a global commodity that experiences often unpredictable fluctuations in demand and an increasing supply on the world-wide market. In the recent past, nitrogen fertilizer prices have been volatile, often experiencing significant price changes from one growing season to the next. A downturn in nitrogen prices could have a depressing effect on the prices of most of the fertilizer products that we sell, and might materially and adversely affect our ability to economically operate the East Dubuque Plant.

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

The application of the Rentech Process in coal-to-liquid projects relies on coal gasification technology to create the syngas that is used to produce FT fuels and other hydrocarbon products. Coal gasification breaks down coal into its components by subjecting it to high temperature and pressure, using steam and measured amounts of oxygen, which leads to the production of gaseous compounds, including carbon dioxide. Although the United States does not currently maintain comprehensive regulation of carbon dioxide emissions, various legislative and regulatory measures to address greenhouse gas emissions (such as carbon dioxide) are currently in various phases of discussion or implementation. These include the Kyoto Protocol as well as proposed federal legislation and state actions to develop statewide or regional programs, each of which have imposed or would impose reductions in greenhouse gas emissions. Although the United States has not ratified the emissions standards called for under the Kyoto Protocol, or adopted other comprehensive regulations for greenhouse gas emissions, the Kyoto Protocol’s specific emission targets for the United States would require the reduction of greenhouse gas emissions to 93% of 1990 levels over a five-year budget period from 2008 through 2012. Future restrictions on greenhouse gas emissions could result in increased costs or liabilities associated with complying with such restrictions, or materially reduce the demand for FT fuels and the Rentech Process which, in turn, could have a material adverse effect on our business, financial condition, results of operations or prospects.

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

The production and distribution of nitrogen fertilizers at the East Dubuque Plant, and alternative fuel products at that and any other alternative fuel facilities we may operate in the future, are subject to compliance with United States federal, state and local environmental, health and safety laws and regulations. These regulations govern operations and use, storage, handling, discharge and on-site and off-site disposal of a variety of substances. For instance, under CERCLA, we could be held strictly, jointly and severally liable for the removal and remediation of any hazardous substance contamination at our facilities, at off-site properties (where migration of contamination from our facilities occurred) and at third party waste disposal sites. We could also be held liable for any consequences arising out of human exposure to these substances or wastes. We may incur substantial costs to comply with these environmental, health and safety laws and regulations. We may also incur substantial costs for liabilities arising from past releases of, or exposure to, hazardous substances. In addition, we may discover currently unknown environmental problems or conditions. The discovery of currently unknown environmental problems or conditions, changes in environmental, health and safety laws and regulations or other unanticipated events could give rise to claims that may involve material expenditures or liabilities for us.

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

We need to rely on Agrium as exclusive distributor of the nitrogen fertilizer products we produce at the East Dubuque Plant.

We have a limited sales force for the distribution of the nitrogen fertilizer products that are produced at the East Dubuque Plant. As a result, we need to rely on Agrium U.S.A. Inc. as exclusive distributor of such products, pursuant to the Distribution Agreement executed on April 26, 2006. However, to the extent Royster-Clark and we are not able to reach an agreement with respect to the purchase and sale of products, we cannot assure that we would be able to find other buyers for them. Our inability to sell the nitrogen fertilizer products produced at the East Dubuque Plant could result in significant losses and materially and adversely affect our business.

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

As of March 31, 2007, there were 142.5 million shares of our common stock outstanding. As of that date, we also had an aggregate of 32.0 million shares of common stock that may be issued upon exercise or conversion of outstanding convertible notes, restricted stock units, options and warrants. In April 2007, we issued and sold 20,092,160 shares of common stock along with warrants to purchase 4,018,432 shares of common stock through a registered direct offering to selected institutional investors.  We expect the sale of common stock and common stock equivalents in material amounts will be necessary to finance the progress of our business plan and facilitate our licensing business. Certain holders of our securities have, and certain future holders are expected to be granted, rights to participate in or to require us to file registration statements with the SEC for resale of common stock. We cannot predict the effect, if any, that future sales of shares of our common stock into the market, or the availability of shares of common stock for future sale, will have on the market price of our common stock. Sales of substantial amounts of common stock (including shares issued upon the exercise of stock options and warrants or conversion of convertible promissory notes), or the perception that such sales could occur, may materially and adversely affect prevailing market prices for our common stock.

Protection provisions in our Amended and Restated Articles of Incorporation and our shareholder rights plan may deter a third party from seeking to acquire control of us, which may reduce the market price of our stock.

Our Amended and Restated Articles of Incorporation include provisions that may make it more difficult for a third party to acquire control of the Company. These provisions include grouping of the board of directors into three classes with staggered terms; a requirement that directors may be removed without cause only with the approval of the holders of 66 2/3% of the outstanding voting power of our capital stock entitled to vote in the election of directors; and a requirement that the holders of not less than 66 2/3% of the voting power of our outstanding capital stock approve certain business combinations of the Company with any owner of more than 10% of the voting power or an affiliate of any such owner unless the transaction is either approved by at least a majority of the “continuing directors” unaffiliated with the 10% owner or unless certain minimum price and procedural and other requirements are met. We also have a shareholder rights plan that authorizes issuance to existing shareholders of substantial numbers of preferred shares or shares of common stock in the event a third party seeks to acquire control of a substantial block of our common stock. These provisions could deter a third party from tendering for the purchase of some or all of our stock and could have the effect of entrenching management and reducing the market price of our common stock.

The market price of Rentech common stock may decline.

The market price of Rentech stock may decline for a number of reasons, including if:

•                                          the conversion of the East Dubuque Plant or other process plants is not completed in a timely and efficient manner;

•                                          the conversion of REMC or construction of other process plants does not yield the expected benefits to our revenues as rapidly or to the extent that may be anticipated by financial or industry analysts, stockholders or other investors;

•                                          the effect of the conversion of REMC or the construction of other process plants on Rentech’s consolidated financial statements is not consistent with the expectations of the financial or industry analysts, stockholders or other investors;

•                                          significant shareholders of Rentech decide to dispose of their shares of common stock because of any of the above or other reasons; or

•                                          any of the other risks referred to in this section materialize.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders was held on March 22, 2007.  There were 116,068,888 shares of common stock represented at the meeting either in person or by proxy, comprising approximately 82% of the issued and outstanding common stock of the Company entitled to vote at the meeting.

For Proposal Item 1, the election of directors, the results were as follows: 111,384,503 votes were cast in favor of the election of Michael F. Ray for a three-year term, including approximately 96% of the shares represented at the meeting, with 4,684,385 shares withheld from the vote; and (ii) 113,359,295 votes were cast in favor of the election of Edward M. Stern for a three-year term, including approximately 98% of the shares represented at the meeting, with 2,709,593 shares withheld from the vote.  Michael F. Ray and Edward M. Stern received the highest number of votes cast in the election and were elected directors of the Company for three-year terms ending at the annual meeting of shareholders held in the year 2010 and when their successors are elected and qualified.  Dennis L. Yakobson, D. Hunt Ramsbottom, Erich W. Tiepel and Halbert S. Washburn were not up for re-election as directors and they continue to serve as directors of the Company for the remainder of their terms ending at the annual meeting of shareholders in 2008, with respect to Mr. Yakobson, and in 2009, with respect to Messrs. Ramsbottom, Tiepel and Washburn.  Ronald C. Butz did not stand for reelection at the annual meeting of shareholders and retired from the Board of Directors effective March 22, 2007.  Thomas L. Bury resigned from the Board of Directors of the Company on March 22, 2007.  On the same date, the Board of Directors appointed Michael S. Burke as a director and as Chair of the Audit Committee.  Mr. Burke filled Mr. Bury’s seat on the Board of Directors and will stand for election for a three year term at the Company’s 2008 annual meeting of shareholders.

For Proposal Item 2, the approval of the potential issuance of 20% or more of the Company’s outstanding common stock at prices below market value: 78,039,005 votes were cast for the proposal; 11,189,183 votes were cast against the proposal; 465,965 votes abstained; and 26,374,735 broker non-votes were recorded. The votes in favor of approving the potential issuance of the Company’s common stock included approximately 87% of the shares voted on the matter, excluding broker non-votes, and approximately 67% of all shares represented at the meeting.  Proposal Item 2 received a majority of the votes represented at the meeting and was approved.

For Proposal Item 3, the approval of an amendment to the Company’s 2006 Stock Incentive Award Plan to increase the number of shares reserved for issuance under such plan by three million: 73,098,772 votes were cast for the proposal; 14,449,547 votes were cast against the proposal; 2,145,834 votes abstained; and 26,374,735 broker non-votes were recorded. The votes in favor of approving the amendment to the 2006 Stock Incentive Award Plan included approximately 82% of the shares voted on the matter, excluding broker non-votes, and approximately 63% of all shares represented at the meeting.  Proposal Item 3 received a majority of the votes represented at the meeting and was approved.

For Proposal Item 4, the ratification of the selection of Erhardt Keefe Steiner & Hoffman P.C. as the Company’s independent registered public accounting firm for 2007: 113,017,160 votes were cast for the proposal; 1,750,472 votes were cast against the proposal; and 1,301,256 votes abstained. The votes in favor of ratifying the selection of Erhardt Keefe Steiner & Hoffman P.C. included approximately 97% of the shares represented at the meeting.  Proposal Item 4 received a majority of the votes represented at the meeting and was approved.

For Proposal Item 5, the granting of authority to the proxies to adjourn and postpone the meeting if necessary to solicit additional proxies in favor of Proposal Items 1, 2, 3 or 4: 104,400,701 votes were cast for the proposal; 10,216,090 votes were cast against the proposal; and 1,452,097 votes abstained. The votes in favor of granting the authority to adjourn or postpone the meeting if necessary included approximately 90% of the shares represented at the meeting.  Proposal Item 5 received a majority of the votes represented at the meeting and was approved.

For Proposal Item 6, the granting of authority to the proxies to vote on such other business as may properly come before the meeting: 100,574,332 votes were cast for the proposal; 14,338,838 votes were cast against the proposal; and 1,155,717 votes abstained. The votes in favor of granting the authority to vote on other matters included approximately 87% of the shares represented at the meeting.  Proposal Item 6 received a majority of the votes represented at the meeting and was approved.

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

RENTECH, INC.

Dated: May 10, 2007	/s/ D. Hunt Ramsbottom
D. Hunt Ramsbottom, President and
Chief Executive Officer

Dated: May 10, 2007	/s/ Merrick Kerr
Merrick Kerr
Chief Financial Officer