Form 10-Q
period 2007-06-30
RENTECH INC /CO/
filed 2007-08-09
CIK 868725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐   Accelerated filer ☑   Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the Registrant’s common stock outstanding as of August 6, 2007 was 163,265,264.

RENTECH, INC.
Form 10-Q
Third Quarter Ended June 30, 2007

RENTECH, INC.
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RENTECH, INC.
Consolidated Balance Sheets
(Stated in Thousands, Except Per Share Data)

	As of
	June 30,	September 30,
	2007	2006
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$24,366	$26,566
Restricted cash, short-term	103	—
Marketable securities (Note 4)	39,191	30,283
Accounts receivable, net of $126 (June 30, 2007 and September 30, 2006) allowance for doubtful accounts (Note 2)	21,098	5,208
Inventories (Note 5)	11,931	14,843
Prepaid expenses and other current assets	5,027	2,747
Other receivables, net	1	111
Assets held for sale, current (Note 3)	—	1,524

Total current assets	101,717	81,282

Property and equipment, net of accumulated depreciation of $10,447 (June 30, 2007) and $4,853 (September 30, 2006)	84,721	61,405

Other assets
Licensed technology and technology rights, net of accumulated amortization of $3,445 (June 30, 2007) and $3,252 (September 30, 2006) (Note 2)	274	467
Deposits and other assets (Note 7)	6,241	5,647
Restricted cash, long-term	150	205
Assets held for sale, non-current (Note 3)	—	1,680

Total other assets	6,665	7,999

Total assets	$193,103	$150,686

(Continued on following page)
See Notes to Consolidated Financial Statements

(Continued from previous page)
RENTECH, INC.
Consolidated Balance Sheets
(Stated in Thousands, Except Per Share Data)

	As of
	June 30,	September 30,
	2007	2006
	(Unaudited)
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$5,123	$4,687
Accrued payroll and benefits	3,090	3,020
Accrued liabilities	8,086	1,709
Deferred revenue (Note 2)	14,127	4,440
Accrued interest	486	1,053
Accrued retirement payable	250	531
Current portion of long-term debt (Note 6)	21	20
Other short-term liabilities	13	—
Liabilities held for sale, current (Note 3)	—	506

Total current liabilities	31,196	15,966

Long-term liabilities
Long-term debt, net of current portion (Note 6)	958	973
Long-term convertible debt to stockholders (Note 7)	56,773	56,679
Convertible notes payable to related parties (Note 13)	178	169
Advance for equity investment (Notes 2 and 9)	4,448	—
Accrued retirement payable	—	125
Other long-term liabilities	61	71
Liabilities held for sale, non-current (Note 3)	—	118

Total long-term liabilities	62,418	58,135

Total liabilities	93,614	74,101

Commitments and contingencies (Notes 2, 9 and 13)
Stockholders’ equity (Note 10)
Preferred stock—$10 par value; 1,000 shares authorized; 90 series A A convertible preferred shares authorized and issued and zero (June 30, 2007) and zero (September 30, 2006) series A convertible preferred shares outstanding, liquidation preference of $0 (June 30, 2007) and $0 (September 30, 2006)	—	—
Series C participating cumulative preferred stock—$10 par value; 500,000 shares authorized; no shares issued and outstanding	—	—
Common stock—$.01 par value; 250,000 shares authorized; 163,182 (June 30, 2007) and 141,793 (September 30, 2006) shares issued and outstanding	1,632	1,418
Additional paid-in capital	231,281	175,825
Accumulated deficit	(133,424)	(100,656)
Accumulated other comprehensive loss	—	(2)

Total stockholders’ equity	99,489	76,585

Total liabilities and stockholders’ equity	$193,103	$150,686

See Notes to Consolidated Financial Statements

RENTECH, INC.
Consolidated Statements of Operations
(Stated in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues
Product sales	$50,382	$17,298	$102,640	$17,298
Service revenues	17	29	93	95

Total revenues	50,399	17,327	102,733	17,393

Cost of sales
Product costs	41,168	18,131	88,936	18,131
Service costs	—	—	—	—

Total costs	41,168	18,131	88,936	18,131

Gross profit (loss)	9,231	(804)	13,797	(738)

Operating expenses
Selling, general and administrative expense	8,198	6,671	21,779	20,799
Depreciation and amortization	199	137	547	380
Research and development	7,775	4,337	27,191	8,776

Total operating expenses	16,172	11,145	49,517	29,955

Operating loss	(6,941)	(11,949)	(35,720)	(30,693)

Other income (expenses)
Loss on investments	—	—	—	(305)
Interest income	718	741	2,041	1,321
Interest expense	(581)	(1,080)	(1,959)	(1,486)
(Loss) gain on disposal of fixed assets	(209)	—	(209)	100
Other income	24	22	42	22

Total other expenses	(48)	(317)	(85)	(348)

Net loss from continuing operations before income taxes	(6,989)	(12,266)	(35,805)	(31,041)

Income tax expense	—	—	—	—

Net loss from continuing operations	(6,989)	(12,266)	(35,805)	(31,041)

Discontinued operations (Note 3)
Net income from discontinued operations, net of tax of $0 and $0 (three months 2007 and 2006, respectively) and $0 and $49 (nine months 2007 and 2006, respectively)	—	234	225	844
Gain on sale of discontinued operations, net of tax of $0	91	—	2,812	—

	91	234	3,037	844

Net loss	$(6,898)	$(12,032)	$(32,768)	$(30,197)

Dividends on preferred stock	—	—	—	(74)

Net loss applicable to common stockholders	$(6,898)	$(12,032)	$(32,768)	$(30,271)

Basic and diluted loss per common share
Continuing operations	$(0.044)	$(0.091)	$(0.243)	$(0.254)
Discontinued operations	—	0.002	0.020	.007

Basic and diluted loss per common share	$(0.044)	$(0.089)	$(0.223)	$(0.247)

Basic and diluted weighted-average number of common shares outstanding	157,470	135,028	147,259	122,357

See Notes to Consolidated Financial Statements

RENTECH, INC.
Consolidated Statement of Stockholders’ Equity and Comprehensive Income
(Stated in Thousands)
(Unaudited)

									Accumulated
	Convertible Preferred Stock						Additional		Other	Total
	Series A		Series C		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance, September 30, 2006	—	$—	—	$—	141,793	$1,418	$175,825	$(100,656)	$(2)	$76,585
Common stock and warrants issued for cash, net of offering costs of $3,202 (Note 10)	—	—	—	—	20,092	201	51,448	—	—	51,649
Common stock issued for cash on options and warrants exercised (Note 10)	—	—	—	—	925	9	1,085	—	—	1,094
Stock based compensation issued for services (Note 11)	—	—	—	—	—	—	1,315	—	—	1,315
Restricted stock units issued for services (Note 11)	—	—	—	—	372	4	2,288	—	—	2,292
Restricted stock units settled in cash (Note 11)	—	—	—	—	—	—	(680)	—	—	(680)
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(32,768)	—	(32,768)
Other comprehensive income:
Unrealized gain on marketable securities, net of tax	—	—	—	—	—	—	—	—	2	2

Balance, June 30, 2007	—	$—	—	$—	163,182	$1,632	$231,281	$(133,424)	$—	$99,489

See Notes to Consolidated Financial Statements

RENTECH, INC.
Consolidated Statements of Cash Flows
(Stated in Thousands)
(Unaudited)

	Nine Months Ended
	June 30,
	2007	2006
Cash flows from operating activities
Net loss	$(32,768)	$(30,197)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation	5,932	1,632
Amortization	193	193
Utilization of spare parts	681	—
Non-cash interest expense	562	714
Non-cash lease commission expense	3	3
Write-off of debt issue costs	—	355
Write-down of inventory to market	571	—
Accrued interest expense	494	519
Loss on disposal of fixed assets	209	45
Gain on sale of subsidiary	(2,812)	—
Loss on investments	—	305
Stock options and warrants issued for services	1,315	8,847
Restricted stock units issued for services	2,292	948
Changes in operating assets and liabilities
Accounts receivable	(2,180)	(8,470)
Other receivables and receivable from related party	(35)	140
Inventories	2,341	(531)
Prepaid expenses and other current assets	(2,271)	234
Accounts payable	203	2,607
Accrued retirement payable	(405)	(750)
Deferred revenue	(3,836)	—
Accrued liabilities, accrued payroll and other	4,717	3,389

Net cash used by operating activities	(24,794)	(20,017)

Cash flows from investing activities
Purchase of property and equipment	(32,181)	(2,408)
Purchase of marketable securities, held available for sale	(36,061)	—
Proceeds from sale of marketable securities, held available for sale	27,153	—
Proceeds from sale of investment	—	100
Proceeds from sale of subsidiary	5,398	—
Proceeds from earn-out receivables	195	61
Acquisition of subsidiary, net of cash received	—	(72,118)
Increase in restricted cash	(48)	(200)
Increase in deposits and other assets	(226)	(188)

Net cash used by investing activities	(35,770)	(74,753)

Cash flows from financing activities
Proceeds from issuance of common stock and warrants	54,851	62,560
Proceeds from options and warrants exercised	1,094	6,565
Proceeds from grant	2,238	—
Proceeds from advance for equity investment, net	4,448	—
Payment of dividends on preferred stock	—	(74)
Payment of offering costs	(3,202)	(4,372)
Receipt of subscription receivable	—	12,255
Payments of financial advisory fees	(1,033)	(1,000)
Payment of debt issuance costs	—	(4,340)
Proceeds/payments on lines of credit, net	—	8,665
Proceeds from long-term debt and notes payable	4	57,500
Payments on long-term debt and notes payable	(36)	(2,096)

Net cash provided by financing activities	58,364	135,663

(Decrease) increase in cash and cash equivalents	(2,200)	40,893

Cash and cash equivalents, beginning of period	26,566	24,721

Cash and cash equivalents, end of period	$24,366	$65,614

(Continued on following page)
See Notes to Consolidated Financial Statements

RENTECH, INC.
Consolidated Statements of Cash Flows
(Stated in Thousands)
(Unaudited)
(Continued from previous page)
For the nine months ended June 30, 2007 and 2006, the Company made cash interest payments of $2,356 and $433, respectively. Excluded from the statements of cash flows for the nine months ended June 30, 2007 and 2006 were the effects of certain non-cash investing and financing activities as follows:

	Nine Months Ended June 30,
	2007	2006
Purchase of annual insurance financed with a note payable	$—	$1,928
Issuance of common stock for conversion of convertible notes payable	$—	$2,361
Issuance of common stock from conversion of preferred stock	$—	$5,900
Beneficial conversion feature	$—	$875
Purchase of property and equipment with note payable	$—	$52
Purchase of property and equipment with accounts payable	$201	$—
Issuance of common stock for options exercised using deferred compensation and retirement payable	$—	$393
Mark marketable securities to market, available for sale	$2	$—
Restricted stock units surrendered for withholding taxes payable	$680	$—
Product prepayment contract receivable	$13,522	$—
See Notes to Consolidated Financial Statements

RENTECH, INC.
Notes to Consolidated Financial Statements
Note 1 — Basis of Presentation
Principles of Consolidation
     The accompanying consolidated financial statements include the accounts of Rentech, Inc. and its wholly owned subsidiaries (the “Company,” “Rentech,” “we,” “us,” or “our”). All significant intercompany accounts and transactions have been eliminated in consolidation.
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
     Our nitrogen products manufacturing segment and our customers’ businesses are seasonal, based on the planting, growing, and harvesting cycles. Based on a prior three year average (including periods prior to our acquisition of the Company’s facility in East Dubuque, Illinois (the “East Dubuque Plant”) and its business in April 2006), 36.6% of our product sales tonnage occurs during the third quarter of each fiscal year. Net product sales tonnage for the three months ended June 30, 2007 was 38.8% of the prior three year annual average. Based on a prior three year average, 72.9% of our product sales tonnage occurs during the first nine months of each fiscal year. Net product sales tonnage for the nine months ended June 30, 2007 was 82.7% of the prior three fiscal year average. As a result of the seasonality of sales, we experience significant fluctuations in our revenues, income and net working capital levels. In addition, weather conditions can significantly vary quarterly results. Our receivables are seasonal since our customers operate on a crop year and payments are cyclical throughout the year.
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

Market Risk
     The Company invests a portion of its cash in investment-grade marketable securities which are subject to market fluctuations. These investments are custodied with major financial institutions and are comprised of U.S. government, federal agency and municipal notes and bonds, corporate bonds, asset-backed securities, commercial paper, special auction variable rate securities and other investment-grade marketable debt securities.
     In addition to the securities market risk, the Company is impacted by a number of other market risk factors, including the prevailing prices for natural gas which is the primary raw material component of the nitrogen products manufactured at the East Dubuque Plant.
Significant Customers
     On April 26, 2006, the Company’s subsidiary, Rentech Development Corporation (“RDC”), entered into a distribution agreement (the “Distribution Agreement”) with Royster-Clark Resources, LLC, who subsequently assigned the agreement to Agrium U.S.A. Inc. (“Agrium”). Pursuant to the Distribution Agreement, Agrium is obligated to use commercially reasonable efforts to promote the sale of, and solicit and secure orders from its customers for nitrogen fertilizer products comprised of anhydrous ammonia, granular urea, urea ammonium nitrate solutions, nitric acid and related nitrogen-based products manufactured at the East Dubuque Plant, and to purchase from the Company’s subsidiary, Rentech Energy Midwest Corporation (“REMC”) all nitrogen fertilizer products manufactured at the facility for prices to be negotiated in good faith from time to time. For the nine months ended June 30, 2007, the Distribution Agreement accounted for 72% of net revenues from continuing operations. Agrium had an outstanding accounts receivable balance that accounted for 68% and 65% of the total consolidated accounts receivable balance of the Company as of June 30, 2007 and September 30, 2006, respectively.
Unionized Employees
     REMC employs certain workers that are members of the United Automobile, Aerospace and Agricultural Implement Workers of America (UAW) Local No. 1391. At June 30, 2007, approximately 66% of REMC’s employees were subject to a collective bargaining agreement. On October 17, 2006 members of the UAW Local No. 1391 ratified a six year agreement that is effective until October 17, 2012.
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
     The carrying amount of convertible debt and other debt outstanding also approximates their fair value as of June 30, 2007 and September 30, 2006 because interest rates on these instruments approximate the interest rate on debt with similar terms available to the Company.
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
Restricted Cash
     Restricted cash is comprised of cash that has been pledged as collateral for future tax liabilities that may arise as a result of the sale of Petroleum Mud Logging LLC, (“PML”), and cash that is collateral to secure an outstanding letter of credit which backs a portion of the Company’s obligations under its lease for office space in Los Angeles. Restricted cash pledged for less than one year is classified as a short term asset and restricted cash that has been pledged as collateral for over one year has been classified as a long term asset.

Marketable Securities
     The Company classifies its marketable securities as available for sale in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” These investments are comprised of U.S. government, federal agency and municipal notes and bonds, corporate bonds, asset-backed securities, commercial paper, special auction variable rate securities and other investment-grade marketable debt securities. Even though a portion of these securities may have stated maturities beyond one year, they are classified as short-term because it is the Company’s intent to have these investments readily available to redeem into cash for current operations. The Company reports its marketable securities at fair value with the unrealized gains and losses reported in other comprehensive income and excluded from earnings. The specific identification method is used to determine the cost of notes and bonds disposed of. The Company recognizes an impairment charge when there is a decline in the fair value of its investments below the cost basis, and such decline is not considered to be temporary. (Refer to Note 4 of the Notes to the Consolidated Financial Statements)
Accounts Receivable
     Our accounts receivable balance includes both trade receivables and product prepayment contract receivables. Trade receivables are initially recorded at fair value based on the sale of goods to customers and are stated net of allowances. As of June 30, 2007 and September 30, 2006, our net trade receivable balances were $7,159,000 and $4,791,000, respectively. Product prepayment contract receivables are recorded upon execution of product prepayment contracts, which create an obligation for delivery of a product within a specified period of time in the future. The terms of these product prepayment contracts require payment in advance of delivery. A deferred revenue liability is recorded upon execution of product prepayment contracts. Deferred revenue is recognized as revenue when customers take ownership of the product upon shipment from the East Dubuque Plant. Product prepayment contract receivables that are deemed uncollectible, based on our allowance for doubtful accounts policy, are written off against the deferred liability. As of June 30, 2007 and September 30, 2006 our product prepayment contract receivable balances were $13,939,000 and $417,000, respectively.
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
Inventories
     Inventories are stated at the lower of cost or estimated net realizable value. The cost of inventories is determined using the first-in first-out method. The estimated net realizable value is based on customer orders, market trends and historical pricing. The Company performs a quarterly analysis of its inventory balances to determine if the carrying amount of inventories exceeds their net realizable value. If the carrying amount exceeds the estimated net realizable value, the carrying amount is reduced to the estimated net realizable value. Inventories are periodically reviewed to determine if a reserve for obsolete, deteriorated, excess or slow moving items is required, and as of June 30, 2007 and September 30, 2006 no such inventory reserve was necessary. The Company allocates fixed production overhead costs to inventory based on the normal capacity of its production facilities and unallocated overhead costs are recognized as expense in the period incurred.

Assets Held for Sale
     For the fiscal year ended September 30, 2006 the Company deemed its subsidiary PML to be a discontinued operation and the PML assets and liabilities were segregated as current and non-current held for sale assets and liabilities on our Consolidated Balance Sheets. On November 15, 2006, the Company sold all of its interest in PML, and therefore we no longer present PML on our Consolidated Balance Sheets as of June 30, 2007. In addition, PML’s results of operations were segregated from continuing operations for periods ended June 30, 2007 and 2006. The Company’s gain from its sale of PML was also segregated from continuing operations for the nine month period ended June 30, 2007. (Refer to Note 3 of the Notes to the Consolidated Financial Statements)
Property and Equipment
     Property and equipment is stated at cost less accumulated depreciation. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets, as follows:

Type of Asset	Length of Depreciation Period
Building and building improvements	15 - 40 years
Machinery and equipment	5 - 10 years
Furniture, fixtures and office equipment	7 - 10 years
Computer equipment and software	3 - 7 years
Vehicles	3 - 5 years
Spare parts	Useful life of the spare parts or the related equipment
Leasehold improvements	Useful life or remaining lease term whichever is shorter
Platinum catalyst	Based on units of production
     Significant renewals and betterments are capitalized and costs of maintenance and repairs are expensed as incurred. When property and equipment is retired or otherwise disposed of, the assets and accumulated depreciation are removed from the accounts and the resulting gain or loss is reflected in operations.
     We are in the initial stages of converting the existing nitrogen fertilizer facility at our East Dubuque Plant from natural gas to an integrated fertilizer and Fischer-Tropsch (“FT”) fuels production facility using coal gasification and we are capitalizing costs incurred for the conversion. As of June 30, 2007 and September 30, 2006, construction in progress totaled approximately $29.2 million and $3.9 million, respectively, which included approximately $419,000 and $29,000 of capitalized interest costs, respectively. Construction in process related to the REMC conversion was $25.5 million and $3.3 million as of June 30, 2007 and September 30, 2006, respectively, with the remainder of the balances arising from information technology and other initiatives. We do not depreciate construction in progress costs until the underlying assets are placed into service.
Spare Parts
     Spare parts are maintained by REMC to reduce the length of possible interruption from an infrastructure breakdown at the East Dubuque Plant. The spare parts may be held for use for many years before the spare parts are actually used. As a result, they are capitalized as fixed assets at cost and are depreciated on a straight-line basis over the useful life of the related equipment until the spare parts are utilized (i.e., installed in the plant). When spare parts are utilized, the net book values of the assets are charged to earnings as a cost of sales. Periodically, the spare parts are evaluated for obsolescence and impairment and if the value of the spare parts is impaired, it is recorded as a charge against earnings.
Software Capitalization
     In accordance with American Institute of Certified Public Accountants Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” the Company capitalizes certain direct development costs associated with internal-use software, including external direct costs of material and services, and payroll costs for employees devoting time to software implementation projects. We are implementing a financial accounting and enterprise resource planning system. As of June 30, 2007 and September 30, 2006, capitalized costs of the system were approximately $616,000 and $0, respectively. These costs will be amortized when the asset is substantially ready for use. Costs incurred during the preliminary project stage, as well as maintenance and training costs, are expensed as incurred.

Grants
     Grants received are recorded as a reduction of the cost of the related project when there is reasonable assurance that the Company will comply with the conditions attached to them, and the grants are receivable. Grants that compensate the Company for the cost of property, plant and equipment are recorded as a reduction to the cost of the related asset and are recognized over the useful life of the asset by reducing depreciation expense.
Licensed Technology
     Licensed technology costs are primarily for the retrofit of a plant used for the purpose of demonstrating the Company’s proprietary technology to prospective licensees, which it licenses to third parties under various fee arrangements. During the fourth quarter of fiscal year 1993 the Company capitalized approximately $3.4 million which was comprised of approximately $2.7 million of retrofitting costs and approximately $0.7 million in costs related to a three week demonstration run at the plant. These capitalized costs are carried at the lower of amortized cost or net realizable value and are being amortized using the straight-line method over fifteen years.
Technology Rights
     Technology rights are recorded at cost and are being amortized using the straight-line method over a ten-year estimated life. The technology rights represent certain rights and interests in Rentech’s licensed technology that were repurchased by Rentech in November 1997 for consideration consisting of 200,000 shares of common stock and 200,000 warrants, which were valued approximately at $288,000.
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
Deferred Revenue
     The Company records a liability for deferred revenue upon execution of product prepayment contracts, which create obligations for delivery of product within a specified period of time in the future. The terms of these product prepayment contracts require payment in advance of delivery. The Company also records a product prepayment contract receivable upon execution of the contract until the related cash payment is received. The Company recognizes revenue related to the product prepayment contracts and relieves the liability for deferred revenue when products are shipped. As of June 30, 2007 and September 30, 2006, deferred revenue was $14,127,000 and $4,440,000, respectively.
Advance for Equity Investment
     On May 25, 2007, the Company entered into a development cost sharing and equity option agreement (the “Equity Option Agreement”) with Peabody Venture Fund, LLC (“PVF”) . Under the Equity Option Agreement, PVF has agreed to fund the lesser of $10.0 million or 20% of the development costs for our proposed conversion project at the East Dubuque Plant (the “Project”) incurred during the period between November 1, 2006 and the closing date of the financing for the Project. In consideration for PVF’s payment of development costs, Rentech has granted PVF an option to purchase up to 20% of the equity interest in the Project for a purchase price equal to 20% of the equity contributions made to the Project at the closing of the project financing, less the amount of development costs paid by PVF as of such time. If PVF does not exercise the option (or if PVF terminates an exercise of the option in limited circumstances), and Rentech completes the financing for the Project, Rentech will be required to reimburse PVF for the development costs actually paid by PVF, except in limited circumstances. As of June 30, 2007 and September 30, 2006, the advance for equity investment was $4,448,000 and $0, respectively.

Natural Gas
     The Company enters into short-term contracts to purchase physical supplies of natural gas in fixed quantities at both fixed and indexed prices. We anticipate that we will physically receive the contract quantities and use them in the production of fertilizer and industrial products and we believe it probable that the counterparties will fulfill their contractual obligations when executing these contracts. Natural gas purchases, including the cost of transportation to the East Dubuque Plant, are recorded at the point of delivery into the pipeline system. Natural gas is not purchased for the purpose of resale, but is occasionally sold when contracted quantities received are in excess of production and storage capacities. When the natural gas is sold, the sales price is recorded in product sales and the related cost is recorded in cost of sales.
Revenue Recognition
     Revenue is recognized when the following elements are substantially satisfied: there are no uncertainties regarding customer acceptance; there is persuasive evidence that an agreement exists documenting the specific terms of the transaction; the sales price is fixed or determinable; and collectibility is reasonably assured. Management assesses the business environment, the customer’s financial condition, historical collection experience, accounts receivable aging and customer disputes to determine whether collectibility is reasonably assured. If collectibility is not considered reasonably assured at the time of sale, the Company does not recognize revenue until collection occurs.
     Product sales revenues from our nitrogen products manufacturing segment are recognized when the customer takes ownership upon shipment from the East Dubuque Plant and assumes risk of loss, collection of the related receivable is probable, persuasive evidence of a sale arrangement exists and the sales price is fixed or determinable.
     Technical service revenues from our alternative fuels segment are recognized as the services are provided during each month. Revenues from feasibility studies are recognized based on the percentage-of-completion method of accounting and per the terms of the services contract.
     Rental income from our alternative fuels segment is recognized monthly as per the lease agreement, and is included in the alternative fuels segment as a part of service revenues.
     Service revenues from oil and gas field services had been historically recognized based upon services provided during each month. Revenues were based upon the number of days worked on a well multiplied by the agreed upon daily rate. For jobs that were completed within the same month, revenue was recognized in that month. For jobs that take place over two or more months, revenue was recognized based on the number of days worked in that month. (Refer to footnote 3 in the Notes to the Consolidated Financial Statements)
Cost of Sales
     Cost of sales are primarily comprised of manufacturing costs related to the Company’s nitrogen fertilizer products. Cost of sales expenses include: direct materials, direct labor, indirect labor, employee fringe benefits and other miscellaneous costs, including shipping and handling charges incurred to transport products sold.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses include salaries and fringe benefits, travel, consulting, occupancy, legal, investor relations and other costs incurred in each operating segment.

Stock Based Compensation
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision to Statement of Financial Accounting Standards No. 123, “Share-Based Payment” (“SFAS 123(R)”). The revision requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees and directors. SFAS 123(R) eliminates the alternative method of accounting for employee share-based payments previously available under Accounting Principles Board Opinion No. 25 (“APB 25”). Effective October 1, 2005, the Company adopted the provisions of SFAS 123(R) using the modified-prospective transition method. Under this transition method, stock-based compensation expense includes compensation expense for all stock-based compensation awards granted subsequent to September 30, 2005 based on the grant-date fair value of the award estimated in accordance with the provisions of SFAS 123(R). (Refer to Note 11 in the Notes to the Consolidated Financial Statements)
Advertising Costs
     The Company recognizes advertising expense when incurred. Advertising expense was not significant for the nine months ended June 30, 2007 and 2006.
Research and Development Expenses
     Research and development expenses include direct materials, direct labor, indirect labor, fringe benefits and other costs incurred to develop and refine certain technologies employed in each respective operating segment. These costs are expensed as incurred.
     In addition to the research and development expenses noted above, the Company has commenced construction of equipment and plans to build and operate, what the Company believes to be, the United States’ first fully integrated FT, coal-to-liquids (“CTL”) Product Development Unit facility at our Commerce City, Colorado site (the “PDU”). The PDU will produce ultra-clean diesel and aviation fuels and naphtha using various domestic coals, petroleum coke and biomass feedstocks on a demonstration scale, utilizing coal gasification technology. We intend to implement an alternate source of syngas at the PDU as a backup to and a supplement for the coal gasifier so that we can ensure smooth operation of the PDU in the event the gasifier is not available in a timely manner or does not provide sufficient amounts of syngas. We expect mechanical completion of the PDU using the gasifier or an alternate source of syngas on or before the end of calendar year 2007, and we expect first production by the Spring of 2008. With the PDU in operation, the Company will be able to define and develop operating parameters of diverse hydrocarbon feedstocks under varying conditions. Since the PDU will not be producing diesel fuel on a commercial scale, and the fuel will not initially be sold at a profit, the Company is expensing the costs associated with PDU to research and development expense. For the nine month periods ended June 30, 2007 and 2006, the Company incurred research and development expenses of approximately $21.0 million and $7.4 million, respectively, related to the PDU.
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
Comprehensive Loss
     Comprehensive loss is comprised of two components: net loss and other comprehensive loss which includes all changes to the Consolidated Statement of Stockholders’ Equity, except those changes made due to investments by stockholders, changes in paid-in capital and distributions to stockholders. As of June 30, 2007, the Company’s other comprehensive loss consisted of an accumulated unrealized loss that was not significant, resulting from adjusting the valuation of its marketable securities to fair market value. As of June 30, 2006, the were no other comprehensive losses. For the nine months ended June 30, 2007 and 2006, the Company had total comprehensive losses of approximately $32.8 million and $30.3 million, respectively.

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
     As of June 30, 2007 and September 30, 2006, certain shares as detailed below were excluded in the computation of diluted loss per share because their effect was anti-dilutive.

	As of
	June 30,	September 30,
	2007	2006
	(Unaudited)	(Audited)
	(Shares, in Millions)
Stock options	4.2	4.4
Stock warrants	14.9	11.2
Restricted stock units	1.7	1.6
Convertible debt	14.7	14.7

	35.5	31.9

Recent Accounting Pronouncements
     For the quarter ended June 30, 2007, there were no material changes to the recent pronouncements from that which had been previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006, and on Form 10-Q for the quarters ended December 31, 2006 and March 31, 2007.
Note 3 — Discontinued Operations
     On November 15, 2006, the Company sold all of its interest in PML, which was a wholly owned subsidiary of Rentech and represented our oil and gas field services segment. Effective with the fourth quarter of fiscal year 2006, this business was shown as a discontinued operation in the Company’s Consolidated Statements of Operations. The results have been reclassified to reflect this presentation. The asset and liability components attributable to this business as of September 30, 2006 are shown on the Consolidated Balance Sheets as current and non-current held for sale assets and liabilities.
     The assets and liabilities of PML that were held for sale as of September 30, 2006 are as follows:

As of
September 30,
2006
(Audited) (Thousands)
Current assets held for sale	$1,524
Long term assets held for sale	1,680

Total assets held for sale	$3,204

Current liabilities held for sale	$506
Long-term liabilities held for sale	118

Total liabilities held for sale	$624

     The components of revenue, cost of sales and operating expense attributable to PML for the three and nine month periods ended June 30, 2007 and 2006 are not shown on the Consolidated Statements of Operations for these periods. Operating results of the discontinued operations from PML are as follows:

	For the Three Months Ended		For the Nine months ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
	(Thousands)		(Thousands)
Revenue	$—	$2,077	$1,179	$5,980
Net income	$—	$234	$225	$844

     On November 15, 2006, Rentech entered into an Equity Purchase Agreement (the “Purchase Agreement”) with PML Exploration Services, LLC (“PML Exploration”), pursuant to which Rentech sold all of the equity securities of PML to PML Exploration. PML Exploration paid approximately $5.4 million in cash to Rentech for the equity of PML. The Purchase Agreement contained customary representations and warranties of Rentech relating to PML, and provisions relating to the indemnification of PML Exploration by Rentech for breaches of such representations and warranties.
     PML, a provider of well logging services to the oil and gas industry, was not part of Rentech’s core business or its strategic focus. The sale of PML completed Rentech’s divestiture of its non-core subsidiaries, as the Company focuses its efforts and resources on its long-term business plan to commercialize Rentech’s FT technology. The sale of PML’s net assets excluded approximately $500,000 of cash on hand which was retained by Rentech at the close of the transaction. Also excluded was an intercompany receivable from Rentech of approximately $1.7 million which was forgiven by PML. In connection with the closing of the transaction, Rentech incurred approximately $100,000 in non-recurring incentive payments to PML executives, as well as approximately $49,000 in legal fees.
     The approximate net sales price and the net gain on its sale of PML are shown as follows:

November 15,
2006
(Unaudited)
(Thousands)
Sales price	$5,398
Less: Transaction costs	(49)

Net sales price to Rentech, Inc., after transaction costs	$5,349
Less: Book value of Rentech’s ownership in PML	(2,628)

Rentech’s gain on sale of PML, net of taxes of $0	$2,721

     Effective August 1, 2005, the Company sold its 56% ownership interest in REN Testing Corporation, doing business as REN Corporation (“REN”) to REN Holding Corporation (“RHC”), an Oklahoma corporation unrelated to the Company. Rentech realized a loss on the sale of REN of approximately $236,000. The sale agreement entitled the Company to receive earn-out payments calculated as 5% of RHC’s cash receipts from sales to a maximum of $2,500,000 and 10% thereafter, until the sale price of $1,175,000 is paid in full. As of June 30, 2007 the unpaid balance of the sales price was $909,000 which is included in other receivables on the Consolidated Balance Sheets and is fully reserved. For the quarter ended June 30, 2007, the Company realized approximately $91,000 of earn-out payments which are included in gain on sale of discontinued operations in the Consolidated Statements of Operations.
Note 4 — Marketable Securities
     The Company classifies its marketable securities as available for sale as prescribed by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. These investments are comprised of U.S. government, federal agency and municipal notes and bonds, corporate bonds, asset-backed securities, commercial paper, special auction variable rate securities and other investment-grade marketable debt securities. Even though a portion of these securities may have stated maturities beyond one year, they are classified as short-term because it is the Company’s intent to have these investments readily available to redeem into cash for current operations. The Company reports its marketable securities at fair value with the unrealized gains and losses reported in other comprehensive income and excluded from earnings.
     The amortized cost and fair values of marketable securities at June 30, 2007 and September 30, 2006, were as follows:

	As of
	June 30, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(Unaudited)
		(Thousands)
Available for sale:
Cash investments	$1	$—	$—	$1
Money market investments	6,552	—	—	6,552
Auction rate securities	32,638	—	—	32,638
Debt securities of governments and agencies	—	—	—	—
Corporate commercial paper	—	—	—	—

Total marketable securities	$39,191	$—	$—	$39,191

	As of
	September 30, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(Unaudited)
		(Thousands)
Available for sale:
Cash investments	$2	$—	$—	$2
Money market investments	2,405	—	—	2,405
Auction rate securities	24,882	—	—	24,882
Debt securities of governments and agencies	1,496	—	2	1,494
Corporate commercial paper	1,500	—	—	1,500

Total marketable securities	$30,285	$—	$2	$30,283

     The Company considers the unrealized losses arising from increased interest rates indicated above to be temporary in nature. The amortized cost and estimated fair values of investments by contractual maturity at June 30, 2007 and September 30, 2006, are shown below. Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of		As of
	June 30, 2007		September 30, 2006
	Amortized	Fair	Amortized	Fair
	Costs	Value	Costs	Value
	(Unaudited)		(Unaudited)
	(Thousands)		(Thousands)
Due within one year	$39,191	$39,191	$30,285	$30,283
One year through five years	—	—	—	—
After five years through ten years	—	—	—	—
Due after ten years	—	—	—	—

	$39,191	$39,191	$30,285	$30,283

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
     Realized gains from sales of available for sale securities for the three and nine months ended June 30, 2007 were insignificant. There were no sales of available for sale securities for the three and nine months ended June 30, 2006.
     Proceeds from the sales of available for sale securities were $4,500,000 and $27,153,000 for the three and nine months ended June 30, 2007, respectively. There were no sales of available for sale securities for the three and nine months ended September 30, 2006, respectively.
Note 5 — Inventories
     Inventories consist of the following:

	As of
	June 30,	September 30,
	2007	2006
	(Unaudited)	(Audited)
	(Thousands)
Finished goods	$9,901	$12,994
Raw materials	2,030	1,849

	$11,931	$14,843

     During the three and nine months ended June 30, 2007, we recognized an inventory reduction of $62,000 and $571,000, respectively, as a result of marking down product inventory and natural gas supplies to net realizable value. The write-down of inventory value was recorded as an expense in cost of sales on the Consolidated Statements of Operations.

Note 6 — Debt
     Long-term debt consists of the following:

	As of
	June 30,	September 30,
	2007	2006
	(Unaudited)	(Audited)
	(Thousands)
Mortgage dated February 8, 1999; monthly principal and interest payments of $7 with interest of 6.5%; unpaid principal and accrued interest due March 1, 2029; collateralized by land and building	$979	$993
Less current maturities	(21)	(20)

Total long-term debt	$958	$973

Long-term debt held for sale (1)	$—	$189
Less current maturities held for sale (1)	—	(71)

	$—	$118

(1)	Various promissory notes; monthly principal and interest payments of approximately $7,000 at September 30, 2006, with interest of 0% to 9.6%; unpaid principal and interest maturing from August 2006 through August 2010; collateralized by certain fixed assets of the Company. These liabilities were either settled or assumed in connection with the sale of PML that occurred in the fiscal quarter ended December 31, 2006.
Note 7 — Convertible Debt
     At June 30, 2007 and September 30, 2006, the Company had an outstanding aggregate principal amount of $57.5 million of its 4.00% Convertible Senior Notes Due 2013 (the “Notes”). The issuance of the Notes resulted in a beneficial conversion feature of $875,000, which is amortized to interest expense over the term of the Notes. The balances of the Notes at June 30, 2007 and September 30, 2006 are shown net of unamortized deferred financing charges related to the beneficial conversion feature of approximately $727,000 and $821,000 for a total of approximately $56,773,000 and $56,679,000, respectively. In connection with the Notes, the Company has recognized approximately $3,831,000 and $4,326,000, as of June 30, 2007 and September 30, 2006, respectively, of prepaid debt issuance costs, which is the largest component of deposits and other assets.
Note 8 — Line of Credit
     On April 26, 2006, REMC entered into a Financing Agreement (the “Revolving Credit Facility”) with The CIT Group/Business Credit, Inc. (“CIT”) to support the working capital needs of REMC’s nitrogen fertilizer plant. The Revolving Credit Facility has a maximum availability of $30.0 million, subject to borrowing base limitations, and the facility provides that CIT may also issue letters of credit for REMC and the face amounts of such letters of credit (if any) would be deducted from the $30.0 million maximum availability for borrowing. Borrowings under the Revolving Credit Facility bear interest at the Chase Bank Rate plus a margin of 0.25% for Chase Bank Rate Loans or LIBOR plus a margin of 2.50% for LIBOR Loans. Subject to the conditions and limitations stipulated in the agreement, we may elect that borrowings under the Revolving Credit Facility be comprised of Chase Bank Rate Loans, LIBOR Loans, or a combination of both. As of June 30, 2007 and September 30, 2006, REMC had neither aggregate borrowings nor letters of credit issued under the facility. Had there been borrowings under this facility at June 30, 2007, the applicable interest rate would have been 8.5%. The Revolving Credit Facility is guaranteed by RDC, and is secured by a first priority security interest in all of REMC’s current assets. The Revolving Credit Facility imposes various restrictions and covenants on REMC.
Note 9 — Commitments and Contingencies
Employment Agreements
     The Company has entered into various employment agreements with its officers with expirations ranging from December 2008 through January 2010. The employment agreements set forth annual compensation to the officers that ranges from approximately $150,000 to $385,000. Certain of the employment agreements also provide for severance payments upon termination other than for cause in amounts ranging from salary for the remaining term of the agreement to two years of salary and a specified bonus. As of June 30, 2007, assuming the officers remain employed for the full terms of their employment agreements, the Company’s total future obligations under employment agreements for the twelve months ended June 30, 2008, 2009 and 2010, are approximately $1,649,000, $1,391,000, and $144,000, respectively. Certain of the employment agreements provide for compensation to be adjusted annually based on the cost of living index as well as for certain performance criteria.
Litigation
     In the normal course of business, the Company is party to litigation from time to time. The Company maintains insurance to cover certain actions and believes that resolution of such litigation will not have a material adverse effect on the Company.
Contractual Liability
     In the normal course of business, the Company has entered into various contracts as of and subsequent to June 30, 2007.
Development Cost Sharing and Equity Option Agreement
     On May 25, 2007, the Company entered into an Equity Option Agreement with PVF. Under the Equity Option Agreement, PVF has agreed to fund the lesser of $10.0 million or 20% of the development costs for our proposed coal-to-liquids conversion project at the East Dubuque Plant incurred during the period between November 1, 2006 and the closing date of the financing for the project. In consideration for PVF’s payment of development costs, Rentech has granted PVF an option to purchase up to 20% of the equity interest in the project for a purchase price equal to 20% of the equity contributions made to the project at the closing of the project financing, less the amount of development costs paid by PVF as of such time. If PVF does not exercise the option (or if PVF terminates an exercise of the option in limited circumstances), and Rentech completes the financing for the project, Rentech will be required to reimburse PVF for the development costs actually paid by PVF, except in limited circumstances.
Natural Gas Agreements
     We have entered into multiple fixed quantity natural gas supply contracts for various delivery dates through October 31, 2007. As of June 30, 2007, the Company had approximately 211,000 MMBTU’s of index priced natural gas under contract and approximately 3,012,000 MMBTU’s of fixed price natural gas under contract. The Company had commitments to purchase natural gas under these contracts of approximately $21,169,000 as of June 30, 2007, a weighted average rate of $6.58, based on the fixed rates and the indexes applicable to each contract as of that date. As of September 30,2006, the Company had approximately 124,000 MMBTU’s of index priced natural gas under contract and approximately 862,000 MMBTU’s of fixed price natural gas under contract. The Company had commitments to purchase natural gas under these contracts of approximately $4,981,000 as of September 30, 2006, a weighted average rate of $5.05, based on the fixed rated and the indexes applicable to each contract as of that date.
Note 10 — Stockholders’ Equity
     During the quarter ended June 30, 2007, the Company issued 463,684 shares of its common stock upon the exercise of stock options and warrants for cash proceeds of approximately $344,000. In addition, the Company issued 132,079 shares of common stock in settlement of restricted stock units which vested during the period.
     On April 25, 2007, the Company sold and issued 20,092,160 shares of common stock along with warrants to purchase 4,018,432 shares of common stock through a registered direct offering to selected institutional investors under the Company’s existing shelf registration statements. For each share of common stock purchased in the offering, the investor was also issued warrants to purchase 0.20 shares of common stock for a combined issue price of $2.73 per unit. The shares of common stock and warrants were immediately separable and were issued separately. The warrants have an exercise price of $3.28 per share, subject to certain adjustments, have a five year term, and are not exercisable prior to October 25, 2007. The proceeds of this offering were allocated pro rata between the relative fair values of the stock and warrants at issuance using the Black-Scholes valuation model for valuing the warrants. The value of the warrants was determined to be $3,492,000 resulting in a pro rata allocation for the warrants of $3,283,000. This was recorded as a reduction in the proceeds received from the stock in additional paid in capital and an increase in additional paid in capital from the allocated value of the warrants.

Note 11 — Accounting for Stock Based Compensation
Stock Options
     Effective October 1, 2005, the Company adopted SFAS 123(R) which requires all share-based payments, including grants of stock options, to be recognized in the Consolidated Statements of Operations as an operating expense, based on their fair values. We previously accounted for our stock-based compensation using the intrinsic method as defined in APB 25 and accordingly, we have not recognized any expense related to stock option grants in our consolidated financial statements during any fiscal periods prior to the adoption of SFAS 123(R). The Company elected to utilize the modified-prospective transition method as permitted by SFAS 123(R). Under this transition method, stock-based compensation expense for all fiscal periods subsequent to our adoption of SFAS 123(R) includes compensation expense for all stock-based compensation awards granted subsequent to September 30, 2005 based on the grant-date fair value of the award estimated in accordance with the provisions of SFAS 123(R). In accordance with the modified-prospective transition method of SFAS 123(R), results for prior periods have not been restated. In addition to stock options issued, we have also included the warrant issued to East Cliff Advisors, LLC, an entity controlled by D. Hunt Ramsbottom, the Company’s President and Chief Executive Officer, that was previously accounted for under APB 25, in implementing SFAS 123(R).
     Stock options granted by the Company prior to those granted on July 14, 2006 were typically fully-vested at the time of grant and all outstanding and unexercised options were fully vested as of October 1, 2005. Stock options granted subsequent to July 14, 2006 generally vest over three years. As a result, compensation expense recorded during a fiscal period includes amortization related to grants awarded during that period as well as grants awarded in prior fiscal periods. For the three and nine months ended June 30, 2007, the Company recorded approximately $468,000 and $1,315,000 respectively, of stock-based compensation expense related to stock options. This expense is included in general and administrative expense on the Consolidated Statements of Operations. In accordance with SFAS 123(R), there was no tax benefit from recording this non-cash expense as such benefits would be recorded upon utilization of the Company’s net operating losses. The compensation expense reduced both basic and diluted earnings per share by $.003 and $.009 for the three and nine months ended June 30, 2007.
     The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options. The fair value of options at the date of grant and the assumptions utilized to determine such values are indicated in the following table:

	For the Nine Months Ended June 30,
	2007	2006
	(Unaudited)
Risk-free interest rate	4.45% to 5.08%	4.35% to 4.92%
Expected volatility	56.0% to 58.0%	58.0% to 61.0%
Expected life (in years)	2.50 to 6.50	2.31 to 3.00
Dividend yield	0.00%	0.00%
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
     During the three months ended June 30, 2007, the Company issued options to employees of the Company to purchase 90,000 shares of the Company’s common stock at the market price on the date of grant with an exercise price of $2.22. The options have a ten year term and vest over a three year period such that one-third will vest on each of the one year, two year and three year anniversary dates of the date of grant. These options were valued at approximately $117,000 using the Black-Scholes option-pricing model which will result in a charge to compensation expense over the vesting period.

     Option transactions during the nine months ended June 30, 2007 are summarized as follows:

		Weighted
		Average
	Number of	Exercise
	Shares	Price
	(Thousands,
	except per share data)
Outstanding at September 30, 2006	4,370	$2.47
Granted (1)	661	3.53
Exercised (1)	(694)	1.24
Canceled/Expired (1)	(137)	4.20

Outstanding at June 30, 2007 (1)	4,200	$2.79

		Weighted
		Average	Aggregate
	Number of	Exercise	Intrinsic
	Shares	Price	Value
	(Thousands, except per share data)
Options outstanding at June 30, 2007 (1)	4,200	$2.79	$1,907
Options exercisable at June 30, 2007 (1)	2,591	$2.09	$1,874

Weighted average fair value of options granted during fiscal 2007 (1)		$1.86

(1)	Unaudited.
     The aggregate intrinsic value was calculated based on the difference between the Company’s stock price on June 30, 2007 and the exercise price of the outstanding shares, multiplied by the number of outstanding shares as of June 30, 2007. The total intrinsic value of options exercised for the nine months ended June 30, 2007 and 2006 were approximately $1,327,000 and $3,303,000, respectively.
     The following information summarizes stock options outstanding and exercisable at June 30, 2007:

	Outstanding			Exercisable
		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
	of Options	Contractual Life	Exercise	of Options	Exercise
Range of Exercise Prices	Outstanding	in Years	Price	Exercisable	Price
	(Unaudited)
	(Thousands, except per share data)
$0.41-$0.47	114	0.03	$0.41	114	$0.41
$0.70-$0.94	560	1.55	0.89	560	0.89
$1.06-$1.14	95	2.30	1.11	95	1.11
$1.44-$1.50	250	2.44	1.50	250	1.50
$1.85	286	3.07	1.85	286	1.85
$2.22-$2.68	1,050	1.72	2.52	850	2.53
$3.35-$3.81	335	7.16	3.64	145	3.46
$4.00-$4.53	1,510	8.02	4.17	291	4.12

$0.41-$4.53	4,200	4.50	$2.79	2,591	$2.09

Warrants
     Warrant transactions during the nine months ended June 30, 2007 are summarized as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price
	(Thousands, except per share data)
Outstanding at September 30, 2006	11,159	$1.61
Granted (1)	4,018	3.28
Exercised (1)	(257)	1.15
Canceled/Expired (1)	—	—

Outstanding at June 30, 2007 (1)	14,920	$2.07

Warrants exercisable at June 30, 2007 (1)	14,920	$2.07

Weighted average fair value of warrants granted during fiscal 2007 (1)		$3,492

(1)	Unaudited.
     The following information summarizes warrants outstanding and exercisable at June 30, 2007:

	Outstanding				Exercisable
			Weighted
			Average
			Remaining	Weighted		Weighted
	Number		Contractual	Average	Number	Average
	of Warrants		Life	Exercise	of Warrants	Exercise
Range of Exercise Prices	Outstanding		in Years	Price	Exercisable	Price
	(Unaudited)
	(Thousands, except per share data)
$1.00-$1.14	2,397		1.38	$1.14	2,397	$1.14
$1.46-$1.61	5,055		0.77	1.61	5,055	1.61
$1.82	2,450	(1)	3.10	1.82	2,450	1.82
$2.41	1,000		6.54	2.41	1,000	2.41
$3.28	4,018		4.82	3.28	4,018	3.28

$1.00-$3.28	14,920		2.73	$2.07	14,920	$2.07

(1)	Includes 2,450,000 shares underlying the warrants issued to East Cliff Advisors, LLC that were accounted for under SFAS 123(R). The aggregate intrinsic value of these shares was approximately $1,887,000 at June 30, 2007.

Restricted Stock Units
     For the three and nine months ended June 30, 2007, the Company recorded approximately $883,000 and $2,292,000, in aggregate, of stock based compensation expense related to restricted stock units (“RSU’s”). This expense is included in general and administrative expense in the Consolidated Statements of Operations. The compensation expense reduced both basic and diluted earnings per share by $.006 and $.016 for the three and nine months ended June 30, 2007, respectively. During the three months ended June 30, 2007, 180,833 RSU’s vested, of which 132,079 were settled in shares of common stock and 48,754 were settled in cash, in order to meet minimum tax withholding requirements. The Company recognized the fair value of the 48,754 RSU’s, or approximately $122,116, as a charge to additional paid in capital, and no additional compensation cost was recognized. During the nine months ended June 30, 2007, 588,166 RSU’s vested, of which 389,362 were settled in shares of common stock and 198,804 were settled in cash, order to meet minimum tax withholding requirements. The Company recognized the fair value of the 198,804 RSU’s, or approximately $680,000 as a charge to additional paid in capital, and no additional compensation cost was recognized.
     RSU transactions during the nine months ended June 30, 2007 are summarized as follows:

Number of
Shares
(Thousands)
Outstanding at September 30, 2006	1,607
Granted (1)	665
Vested (1)	(389)
Canceled/Expired/Settled in Cash (1)	(199)

Outstanding at June 30, 2007 (1)	1,684

RSU’s vested at June 30, 2007 (1)	425

(1)	Unaudited.
Note 12 — Segment Information
     The Company operates in two business segments as follows:
•	Nitrogen products manufacturing—The segment manufactures a variety of upgraded nitrogen fertilizer products.

•	Alternative fuels—The segment develops and markets processes for conversion of under-utilized, carbon-bearing solids or gases into valuable liquid hydrocarbons.
     The Company’s reportable operating segments have been determined in accordance with the Company’s internal management structure, which is organized based on operating activities. The accounting policies of the operating segments are the same as those described in the Summary of Certain Significant Accounting Policies. The Company evaluates performance based upon several factors, of which the primary financial measure is segment operating income.
     Effective for the fiscal year ended September 30, 2006, the Company committed to a plan to sell the equity of PML which had been reported as the Company’s oil and gas field services segment in previous filings. The results from this business are excluded from the segment results, as they are included in discontinued operations in our Consolidated Statements of Operations for the three and nine months ended June 30, 2007 and 2006. The assets and liabilities were classified as held for sale on our Consolidated Balance Sheets in the fiscal year ended September 30, 2006. On November 15, 2006, the Company sold all of its equity interest in PML, and thereby disposed of all of its net assets. As result of our sale of PML, the Company’s presentation of its reportable operating segment information excludes the oil and gas field services segment, and all prior periods have been reclassified to reflect this presentation. (Refer to Note 3 in the Notes to the Consolidated Financial Statements)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
	(Thousands)		(Thousands)
Revenues:
Alternative fuels (1)	$17	$29	$93	$95
Nitrogen products manufacturing	50,382	17,298	102,640	17,298

	$50,399	$17,327	$102,733	$17,393

Operating income (loss):
Alternative fuels (1)	$(15,527)	$(10,806)	$(47,652)	$(29,550)
Nitrogen products manufacturing (2)	8,586	(1,143)	11,932	(1,143)

	$(6,941)	$(11,949)	$(35,720)	$(30,693)

Depreciation and amortization:
Alternative fuels	$183	$132	$501	$375
Nitrogen products manufacturing (3)	2,611	571	4,915	571

	$2,794	$703	$5,416	$946

Interest expense:
Alternative fuels	$558	$951	$1,888	$1,357
Nitrogen products manufacturing	23	129	71	129

	$581	$1,080	$1,959	$1,486

Expenditures for additions of long-lived assets:
Alternative fuels (4)	$8,363	$454	$25,665	$525
Nitrogen products manufacturing	1,262	1,747	4,459	1,747

	$9,625	$2,201	$30,124	$2,272

Net income (loss) from continuing operations:
Alternative fuels (1)	$(15,542)	$(11,016)	$(48,043)	$(29,791)
Nitrogen products manufacturing (2)	8,553	(1,250)	12,238	(1,250)

	$(6,989)	$(12,266)	$(35,805)	$(31,041)

(1)	Excludes $625,000 and $1,875,000 of inter-company revenue for the three and nine month periods ended June 30, 2007, respectively. There was no inter-company revenue earned between the segments for the three and nine month periods ended June 30, 2006.

(2)	Excludes $625,000 and $1,875,000 of inter-company operating expenses for the three and nine month periods ended June 30, 2007, respectively. There was no inter-company operating expense incurred between the segments for the three and nine month periods ended June 30, 2006.

(3)	Includes $2,595,000 and $4,869,000 of depreciation expense included in cost of sales for the three and nine month periods ended June 30, 2007, respectively. Depreciation expense charged to cost of sales for the three and nine month periods ended June 30, 2006 was $566,000 and $566,000, respectively.

(4)	Includes a reduction of $709,000 and $2,238,000 for the three and nine month periods ended June 30, 2007, respectively, arising from grant proceeds received that reduced construction in progress costs incurred at our East Dubuque Plant.

	As of
	June 30,	September 30,
	2007	2006
	(Unaudited)	(Audited)
	(Thousands)
Total assets:
Alternative fuels	$87,609	$66,208
Nitrogen products manufacturing	105,494	81,274

	$193,103	$147,482	(1)

(1)	Excludes $3,204,000 of assets held for sale in connection with the sale of PML that occurred in the fiscal quarter ended December 31, 2006.

     Revenues from external customers are shown below for groups of similar products and services:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
	(Thousands)		(Thousands)
Revenues:
Rental income	$17	$29	$93	$95
Nitrogen products manufacturing	50,382	17,298	102,640	17,298

	$50,399	$17,327	$102,733	$17,393

Note 13 — Related Party Transactions
     During January 2003, the Company began to defer monthly salary payments to certain officers. These officers and the Company entered into convertible notes in the amount of such deferred salary payments. The notes originally bore interest at 9% and matured twelve months from issuance, with all unpaid principal and interest due at that time. The notes may be converted in whole or in part into unregistered common stock of the Company at a conversion rate of $0.45 per share for the deferrals between January 1, 2003 and June 30, 2003 and at the closing market price for all subsequent deferrals. On September 30, 2005, these convertible promissory notes were amended to extend the maturity to September 30, 2008 and to reduce the interest rate to the prime rate published by the Wall Street Journal. As of June 30, 2007 and September 30, 2006 the balance in these convertible notes was approximately $178,000 and $169,000, respectively.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
     Certain information included in this report, and other reports or materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company or its management) contain or will contain, “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, Section 27A of the Securities Act of 1933, as amended, and pursuant to the Private Securities Litigation Reform Act of 1995. The forward-looking statements may relate to financial results and plans for future business activities, and are thus prospective. The forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by the forward-looking statements. They can be identified by the use of terminology such as “may,” “will,” “expect,” “believe,” “intend,” “plan,” “estimate,” “anticipate,” “should” and other comparable terms or the negative of them. You are cautioned that, while forward-looking statements reflect our good faith belief and best judgment based upon current information, they are not guarantees of future performance and are subject to known and unknown risks and uncertainties. Factors that could affect Rentech’s results include the risk factors detailed in “Part II. Other Information—Item 1A. Risk Factors” below and from time to time in the Company’s periodic reports and registration statements filed with the Securities and Exchange Commission. Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995, and thus are current only as of the date made. Other factors that could cause actual results to differ from those reflected in the forward-looking statements include dangers associated with facilities construction and operating gas processing plants like those using our technology, risks inherent in making investments and conducting business in foreign countries, protection of intellectual property rights, competition, and other risks described in this report. Our actual results may differ materially from the results predicted or from any other forward-looking statements made by, or on behalf of, us, and reported results should not be considered as an indication of future performance.
     Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance, or achievements. We undertake no responsibility to update any of the forward looking statements after the date of this report to conform them to actual results.
     As used in this Quarterly Report on Form 10-Q, the terms “we,” “our,” “us,” “the Company” and “Rentech” mean Rentech, Inc., a Colorado corporation and its subsidiaries, unless the context indicates otherwise.

OVERVIEW OF OUR BUSINESSES
     Rentech, Inc. offers energy independence technologies utilizing domestic resources to economically produce ultra-clean synthetic fuels and chemicals. We were incorporated in 1981 to develop technologies that transform under-utilized energy resources into valuable and clean alternative fuels, chemicals and power. We have developed an advanced derivative of the well-established Fischer-Tropsch (“FT”) process for manufacturing diesel fuel and other fuel products. The FT process was originally developed in Germany in the 1920s. Our proprietary application of the FT process, which we refer to as the Rentech Process, efficiently converts synthetic gas, referred to as syngas, derived from coal, petroleum coke, biomass, or natural gas into liquid hydrocarbon products, including ultra high-quality diesel fuel and other fuel products.
     Our business has historically focused on research and development of our FT technology and licensing it to third parties. During 2004, we decided to directly deploy our technology in select domestic projects in order to demonstrate commercial operation of the Rentech Process. We started to implement this strategy by acquiring Royster-Clark Nitrogen, Inc. (“RCN”), which in connection with the acquisition was renamed Rentech Energy Midwest Corporation (“REMC”), on April 26, 2006 for the purchase price of $50.0 million, plus an amount equal to the net working capital of RCN, which was approximately $20.0 million (the “REMC Acquisition”). REMC owns and operates a natural gas-fed nitrogen fertilizer production facility in East Dubuque, Illinois. We plan to convert the existing nitrogen fertilizer complex that operates using natural gas to an integrated fertilizer and FT fuels production facility that operates using coal gasification. We are also pursuing the development of other alternative fuels projects, including one in Natchez, Mississippi, (the “Natchez Project”) that we and potentially a partner or partners would construct to produce FT liquid hydrocarbon and other products using the Rentech Process. In addition, we are discussing proposals with owners of energy feedstocks for the joint development of alternative fuels projects and the use of the Rentech Process under licensing arrangements. We have entered into a Joint Development Agreement with Peabody Energy Corporation (“Peabody”), for the co-development of two coal-to-liquids (“CTL”) projects, which would be located on Peabody coal reserves. The projects would convert coal into ultra-clean transportation fuels using the Company’s proprietary FT CTL process. We currently have one active license arrangement with DKRW Advanced Fuels, LLC (“DKRW”) for the use of our FT CTL technology in its proposed Medicine Bow Project in Wyoming.
     For further information concerning our Company, see “Part II. Other Information — Item 1A. Risk Factors”.
OVERVIEW OF FINANCIAL CONDITION, LIQUIDITY, AND RESULTS OF OPERATIONS
     At June 30, 2007, we had working capital of $70,521,000. Historically, for working capital we have relied upon sales of our equity securities and borrowings. We have a history of operating losses, have never operated at a profit, and for the three and nine months ended June 30, 2007, had net losses of $6,898,000 and $32,768,000, respectively.
     On April 25, 2007, the Company issued and sold 20,092,160 shares of common stock along with warrants to purchase 4,018,432 shares of common stock through a registered direct offering to selected institutional investors. The offering resulted in gross proceeds for the Company of approximately $54.9 million, before deducting offering fees and expenses. Net proceeds from the offering were approximately $51.7 million, after deducting placement agent fees of approximately $2.8 million and offering expenses of approximately $0.4 million.
     On May 25, 2007, the Company entered into an Equity Option Agreement with PVF. As of June 30, 2007 we received net proceeds of $4,448,000 from PVF related to the Equity Option Agreement. Under the Equity Option Agreement, PVF has agreed to fund the lesser of $10.0 million or 20% of the development costs for our proposed conversion project at the East Dubuque Plant (the “Project”) incurred during the period between November 1, 2006 and the closing date of the financing for the Project. In consideration for PVF’s payment of development costs, Rentech has granted PVF an option to purchase up to 20% of the equity interest in the Project for a purchase price equal to 20% of the equity contributions made to the Project at the closing of the project financing, less the amount of development costs paid by PVF as of such time. If PVF does not exercise the option (or if PVF terminates an exercise of the option in limited circumstances), and Rentech completes the financing for the Project, Rentech will be required to reimburse PVF for the development costs actually paid by PVF, except in limited circumstances.
     In order to achieve our objectives as planned for the remainder of fiscal 2007 and for fiscal 2008, we will need substantial amounts of capital that we do not now have for the conversion of REMC’s plant to use the Rentech Process, completion of construction of the PDU at our site in Commerce City, Colorado, other possible acquisition and development projects, including the proposed Natchez Project and co-development projects with Peabody, and other expenses of our activities, including research and development. We believe that our currently available cash, cash flows from operations and funds from additional debt or equity financings, will be sufficient to meet our cash operating needs through the fiscal year ending September 30, 2008.

     For further information concerning our potential financing needs and related risks, see “Part II. Other Information — Item 1A. Risk Factors”.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates and assumptions relate to: inventories, the valuation of long-lived assets and intangible assets, revenue recognition, stock based compensation and the realization of deferred income taxes. Actual amounts could differ significantly from these estimates.
     Inventories. The Company’s inventory is stated at the lower of cost or estimated net realizable value. The cost of inventories is determined using the first-in first-out method. The estimated net realizable value is based on customer orders, market trends and historical pricing. The Company performs a quarterly analysis of its inventory balances to determine if the carrying amount of inventories exceeds their net realizable value. If the carrying amount exceeds the estimated net realizable value, the carrying amount is reduced to the estimated net realizable value. The Company allocates fixed production overhead costs to inventory based on the normal capacity of its production facilities.
     Valuation of Long-Lived Assets and Intangible Assets. We assess the realizable value of long-lived assets and intangible assets for potential impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In assessing the recoverability of our intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. In addition, we must make assumptions regarding the useful lives of these assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets.
     Deferred Income Taxes. We have provided a full valuation reserve related to our substantial deferred tax assets. In the future, if sufficient evidence of our ability to generate sufficient future taxable income in certain tax jurisdictions becomes apparent, we may be required to reduce this valuation allowance, resulting in income tax benefits in our Consolidated Statements of Operations. We evaluate our ability to utilize the deferred tax assets annually and assess the need for the valuation allowance.
     Revenue Recognition. Revenue is recognized when the following elements are substantially satisfied: there are no uncertainties regarding customer acceptance; there is persuasive evidence that an agreement exists documenting the specific terms of the transaction; the sales price is fixed or determinable; and collectibility is reasonably assured. Management assesses the business environment, the customer’s financial condition, historical collection experience, accounts receivable aging and customer disputes to determine whether collectibility is reasonably assured. If collectibility is not considered reasonably assured at the time of sale, the Company does not recognize revenue until collection occurs.
     Product sales revenues from our nitrogen products manufacturing segment are recognized when the customer takes ownership upon shipment from the East Dubuque Plant and assumes risk of loss, collection of the related receivable is probable, persuasive evidence of a sale arrangement exists and the sales price is fixed or determinable. Technical service revenues from our alternative fuels segment are recognized as the services are provided during each month. Revenues from feasibility studies are recognized based on the percentage-of-completion method of accounting and per the terms of the services contract. Rental income from our alternative fuels segment is recognized monthly according to the lease agreement, and is included in the alternative fuels segment as a part of service revenues. Service revenues from oil and gas field services had been historically recognized based upon services provided during each month. Revenues were based upon the number of days worked on a well multiplied by the agreed upon daily rate. For jobs that were completed within the same month, revenue was recognized in that month. For jobs that take place over two or more months, revenue was recognized based on the number of days worked in that month. (Refer to footnote 3 in the Notes to the Consolidated Financial Statements)
     Stock Based Compensation. In December 2004, the FASB issued a revision to SFAS 123(R). The revision requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. SFAS 123(R) eliminates the alternative method of accounting for employee share-based payments previously available under APB 25. In April 2005, the FASB delayed the effective date of SFAS 123(R) to fiscal years beginning after June 15, 2005. Effective October 1, 2005, the Company adopted the provisions of SFAS 123(R) using the modified-prospective transition method. Under this transition method, stock-based compensation expense for the nine months ended June 30, 2007 and 2006 includes compensation expense for all stock-based compensation awards granted subsequent to September 30, 2005 based on grant-date fair value estimated in accordance with the provisions of SFAS 123(R).
RESULTS OF OPERATIONS
     More detailed information about our consolidated financial statements is provided in the following portions of this section. The following discussion should be read in conjunction with our consolidated financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2006 and the related notes to those statements and the consolidated financial statements of this report.
Selected Business Segment Information
     The revenue and operating loss amounts in this report are presented in accordance with accounting principles generally accepted in the United States of America. Segment information appearing in Note 12 of the Notes to the Consolidated Financial Statements is presented in accordance with Statement of Financial Accounting Standards No.131, Disclosures about Segments of an Enterprise and Related Information.
     The following table provides revenues, operating income (loss) from operations and net income (loss) from continuing operations by each of our business segments for the three and nine months ended June 30, 2007 and 2006. These results exclude intercompany revenues and expenses which are eliminated in our consolidated financial statements. More complete details about the results of operations of our business segments are set forth later in this report under the section heading “Three and Nine Months Ended June 30, 2007 Compared to June 30, 2006.”

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
	(Thousands)		(Thousands)
Revenues:
Alternative fuels (1)	$17	$29	$93	$95
Nitrogen products manufacturing	50,382	17,298	102,640	17,298

Total revenues	$50,399	$17,327	$102,733	$17,393

Operating income (loss):
Alternative fuels (1)	$(15,527)	$(10,806)	$(47,652)	$(29,550)
Nitrogen products manufacturing (2)	8,586	(1,143)	11,932	(1,143)

Total operating loss	$(6,941)	$(11,949)	$(35,720)	$(30,693)

Net income (loss) from continuing operations before income taxes:
Alternative fuels (1)	$(15,542)	$(11,016)	$(48,043)	$(29,791)
Nitrogen products manufacturing (2)	8,553	(1,250)	12,238	(1,250)

Total net loss from continuing operations before income taxes	$(6,989)	$(12,266)	$(35,805)	$(31,041)

(1)	Excludes $625,000 and $1,875,000 of inter-company revenue for the three and nine month periods ended June 30, 2007, respectively. There was no inter-company revenue earned between the segments for the three and nine month periods ended June 30, 2006.

(2)	Excludes $625,000 and $1,875,000 of inter-company operating expenses for the three and nine month periods ended June 30, 2007, respectively. There was no inter-company operating expense incurred between the segments for the three and nine month periods ended June 30, 2006.

Comparison of Changes between Periods
     The following table sets forth, for the three and nine months ended June 30, 2007 and 2006, a comparison of changes between the periods in the components of our Consolidated Statements of Operations from continuing operations:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Gross Profit Percentage for each Category
Nitrogen products manufacturing	18.3%	(4.8)%	13.4%	(4.8)%
Rental income	100.0%	100.0%	100.0%	100.0%

As a Percentage of Consolidated Net Sales from Continuing Operations

Net sales by category
Nitrogen products manufacturing	100.0%	99.8%	99.9%	99.5%
Rental income	—%	0.2%	0.1%	0.5%

	100.0%	100.0%	100.0%	100.0%

Operating expenses
General and administrative expense	16.3%	38.5%	21.2%	119.6%
Depreciation and amortization	0.4%	0.8%	0.5%	2.2%
Research and development	15.4%	25.0%	26.5%	50.4%

	32.1%	64.3%	48.2%	172.2%

Operating loss	(13.8)%	(69.0)%	(34.8)%	(176.5)%

Other income (expenses)
Loss on investment	—%	—%	—%	(1.8)%
Interest income	1.4%	4.3%	2.0%	7.6%
Interest expense	(1.1)%	(6.2)%	(1.9)%	(8.5)%
Gain (loss) on disposal of fixed assets	(0.4)%	—%	(0.2)%	0.6%
Other income	—%	0.1%	—%	0.1%

	(0.1)%	(1.8)%	(0.1)%	(2.0)%

Net loss from continuing operations before taxes	(13.9)%	(70.8)%	(34.9)%	(178.5)%

THREE AND NINE MONTHS ENDED JUNE 30, 2007 COMPARED TO JUNE 30, 2006:
Continuing Operations:
Revenues

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Thousands)
Revenues:
Nitrogen products manufacturing	$50,382	$17,298	$102,640	$17,298
Rental	17	29	93	95

Total revenues	$50,399	$17,327	$102,733	$17,393

     Nitrogen products manufacturing. Our nitrogen products manufacturing segment provides revenue from sales of various nitrogen fertilizer products manufactured at our East Dubuque Plant. The East Dubuque Plant is designed to produce anhydrous ammonia, nitric acid, urea liquor, ammonium nitrate solution, granular urea and carbon dioxide using natural gas as a feedstock. Revenues are seasonal based on the planting, growing, and harvesting cycles of customers utilizing nitrogen fertilizer.
     Product revenues for the three and nine months ended June 30, 2007 were $50,382,000 and $102,640,000 respectively, which included $868,000 and $4,378,000 of revenue derived from natural gas sales, respectively. Product revenues for the three and nine months ended June 30, 2006 were both $17,298,000, and there were no natural gas sales. The increase in product revenues for the three and nine months ended June 30, 2007 over the comparable periods in 2006 is due to improved pricing and higher demand for our nitrogen based fertilizers products. This higher demand was caused by increased corn acreage that was planted to supply the new ethanol plants, and which was not significantly offset by imported fertilizers. In addition, the comparable three month period in fiscal 2006 contained 26 fewer operating days, and for the comparable nine month period, 208 fewer operating days, since the East Dubuque Plant was acquired on April 26, 2006.
     When product sales volume for the three and nine months ended June 30, 2007 is compared to the same periods of fiscal 2006, including the results of the East Dubuque Plant prior to the REMC Acquisition, product sales tonnage increased by 21.6% and 37.6% for the three and nine months ended June 30, 2007, respectively, due to improved pricing and higher demand caused by increased acreage supplying the new ethanol plants which was not offset by imported supply.
     Rental. Rental revenue is derived by leasing part of our development and testing laboratory building to a tenant. Rental revenue totaled $17,000 and $93,000 for the three and nine months ended June 30, 2007 as compared to $29,000 and $95,000 during the three and nine months ended June 30, 2006, respectively. Rental revenue is included in our alternative fuels segment because it is generated from the laboratory building that houses our development and testing laboratory, which is part of the alternative fuels segment.
     Service Revenue. Service revenues arise from sales of technical services related to the Rentech Process. Technical services are provided by scientists and technicians in our development and testing laboratory. Service revenues are included in our alternative fuels segment. There was no service revenue earned from technical services during the three and nine months ended June 30, 2007 or June 30, 2006. However, we incurred expenses for this segment for the three and nine months ended June 30, 2007 and June 30, 2006.
Cost of Sales

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Thousands)
Total cost of sales:
Nitrogen products manufacturing	$41,168	$18,131	$88,936	$18,131

     Nitrogen Products Manufacturing. Cost of sales for the three and nine months ended June 30, 2007 was $41,168,000 and $88,936,000, which included $874,000 and $4,444,000 of costs associated with natural gas sales. Natural gas and labor and benefit costs comprise 79.1% and 10.6%, respectively, of cost of sales for the three months ended June 30, 2007. The costs comprise 72.9% and 9.1%, respectively, of cost of sales for the nine months ended June 30, 2007, respectively. Cost of sales was $18,131,000 for both the three and nine months ended June 30, 2006, which included no costs associated with sale of natural gas. Substantially all of these product costs were related to the cost allocated to inventory in the REMC Acquisition. The increase in cost of sales for the three and nine months ended June 30, 2007 over the comparable periods in 2006 is due to higher sales tonnage and more operating days as discussed above under Revenues.
Gross Profit (Loss)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Thousands)
Gross Profit (Loss):
Nitrogen products manufacturing	$9,214	$(833)	$13,704	$(833)
Rental income	17	29	93	95

Total gross profit (loss)	$9,231	$(804)	$13,797	$(738)

     Our gross profit for the three and nine months ended June 30, 2007 was $9,231,000 and $13,797,000 as compared to the gross loss of $804,000 and $738,000 for the three and nine months ended June 30, 2006, respectively. The increase in gross profit for these periods of $10,035,000 and $14,535,000, respectively, resulted primarily from including results from the nitrogen products manufacturing segment acquired in the REMC Acquisition.
     Nitrogen Products Manufacturing. Gross profit for the three and nine months ended June 30, 2007 was $9,214,000 and $13,704,000, which included $6,000 and $66,000 of gross loss associated with natural gas sales, respectively. The gross margin for the three and nine months ended June 30, 2007 was 18.3% and 13.4%, respectively. The gross loss for both the three and nine months ended June 30, 2006 was $833,000, which included no gross profit or loss associated with natural gas sales. The gross margin for both the three and nine months ended June 30, 2006 was a negative 4.8%. The increase in gross profit and improved gross margin percentage for the three and nine months ended June 30, 2007 over the comparable periods in 2006 are due to improved sales prices, higher demand, and more operating days as discussed above under Revenues. In addition, the inventory sold during the three and nine months ended June 30, 2007 was inventory stated at cost. As a result of valuing inventory to market on April 26, 2006, the date of the REMC Acquisition, the inventory sold during the three and nine months ended June 30, 2006 was primarily inventory stated at the April 26, 2006 market value, which was higher than cost. Therefore, the gross profit and gross margin percentage for the three and nine months ended June 30, 2006 was lower.
Operating Expenses

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Thousands)
Operating expenses:
Selling, general and administrative	$8,198	$6,671	$21,779	$20,799
Depreciation and amortization	199	137	547	380
Research and development	7,775	4,337	27,191	8,776

Total operating expenses	$16,172	$11,145	$49,517	$29,955

     Operating expenses consist of selling, general and administrative expense, depreciation and amortization and research and development. Selling, general and administrative expenses include: salaries and benefits, contractor and consulting fees, travel and entertainment expense, audit and tax expense, legal expense, insurance expense, information technology expense, investor relations and project development expense. Salaries and benefits include significant non-cash charges for the recognition of compensation expense recorded in accordance with SFAS 123(R), which was adopted by the Company as of October 1, 2005. We incur substantial research and development expenses in our testing laboratory where we actively conduct work to further improve our technology and to perform services for our customers. In addition, during fiscal 2006, we began to incur significant operating expenses related to constructing and implementing our plans to operate a fully integrated FT facility at the PDU.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $8,198,000 and $21,779,000 during the three and nine months ended June 30, 2007, compared to $6,671,000 and $20,799,000 for the three and nine months ended June 30, 2006. Our nitrogen products manufacturing segment incurred selling, general and administrative expenses of $611,000 and $1,726,000, during the three and nine months ended June 30, 2007 respectively, compared to $304,000 in both of the corresponding periods of fiscal 2006. The increase of $307,000 and $1,422,000 respectively, resulted from the timing of the Company’s acquisition of REMC on April 26, 2006.
     Excluding the impact of our nitrogen manufacturing products segment, selling, general and administrative expenses, increased by $1,220,000 for the three months ended June 30, 2007 and decreased by $442,000 for the nine months ended June 30, 2007 compared to three and nine months ended June 30, 2006, respectively. During the three and nine months ended June 30, 2006 the Company incurred certain expenses totaling $1,000,000 and $4,032,000, respectively. The $1,000,000 expense arose from a break-up fee paid to MAG Capital for an abandoned financing arrangement and the primary component of the remaining $3,032,000 was $2,677,000 of expenses arising from warrants issued to DKRW in connection with the execution of their master license agreement. Excluding the impact of both the nitrogen products manufacturing segment and these expenses, from selling, general and administrative expenses for the three and nine months ended June 30, 2007 results in an increase of $2,200,000 and $3,590,000 compared to the same periods in fiscal 2006.
     The stock based compensation expenses under SFAS 123(R) were $1,350,000 and $3,605,000 for the three and nine months ended June 30, 2007 and were $988,000 and $7,111,000 for the three and nine months ended June 30, 2006, an increase of $362,000 and a decrease of $3,506,000 in SFAS 123(R) compensation expenses, respectively. The increase for the quarter ended June 30, 2007 as compared to the comparable quarter in 2006 is due to an increase for the number of employees who qualify for grants of stock options and the resulting amortization of the value of the options granted. The decrease in the nine months ended June 30, 2007 is due to recognizing the value of warrants granted to certain executives upon vesting of $8.4 million in 2006, without a corresponding expense in 2007.
     The remaining increases during the three and nine months ended June 30, 2007 resulted primarily from increases in expenses for salaries and benefits, recruitment, information technology, project development and insurance. Salaries and benefits increased by $203,000 and $2,553,000, respectively. This increase is a result of hiring new employees in various professional capacities related to the East Dubuque Plant conversion project, the PDU and other project development activities, as well as corporate management. Recruitment expenses increased by $336,000 and $909,000 for the three and nine month period ended June 30, 2007 as a result of hiring these additional personnel. Information technology expense increased by $790,000 and $1,132,000 for the same periods as the Company updated its data and communication infrastructure. Project development expenses, such as scoping, not related to REMC increased by $191,000 and $412,000 for the three and nine months ended June 30, 2007, respectively, compared to the same periods in fiscal 2006 primarily due to the Natchez project. Insurance expense increased by $55,000 and $396,000 for the three and nine months ended June 30, 2007 compared to same periods in 2006. The remaining selling, general and administrative expenses fluctuated during the three and nine months ended June 30, 2007 in comparison with the related expenses for the three and nine months ended June 30, 2006, none of which were individually significant.
     Depreciation and Amortization. Depreciation and amortization expense included in cost of sales and operating expenses during the three and nine months ended June 30, 2007 were $2,794,000 and $5,416,000, an increase of $2,091,000 and $4,470,000 compared to the three and nine months ended June 30, 2006 when the total depreciation and amortization expense was $703,000 and $946,000, respectively. Depreciation and amortization expense related to our nitrogen products manufacturing segment during the three and nine months ended June 30, 2007 was $2,611,000 and $4,915,000, respectively, while we incurred $571,000 such depreciation and amortization expense during both the three and nine months ended June 30, 2006. The remaining increases in depreciation expense during the three and nine months ended June 30, 2007 was attributable to our alternative fuels segment.
     For the three and nine months ended June 30, 2007, $2,595,000 and $4,869,000 of depreciation expense was included in costs of sales in our nitrogen products manufacturing segment, while $566,000 of such expenses were included in costs of sales during both the three and nine months ended June 30, 2006, since the comparable periods occurred prior to our acquisition of this segment.
     Research and Development. Research and development expense, which is included in our alternative fuels segment, were $7,775,000 and $27,191,000 during the three and nine months ended June 30, 2007 compared to $4,337,000 and $8,776,000, for the three and nine months ended June 30, 2006 or an increase of $3,438,000 and $18,415,000, respectively. Expenses incurred for the design and procurement of equipment for the PDU comprise 61% and 74%, respectively of the total increase in research and development expense. The Company is constructing and plans to operate a fully integrated FT alternative fuels production facility at the PDU. This plant could produce fuels and naphtha from various domestic coals, petroleum coke and biomass feedstocks on a demonstration scale, utilizing Rentech’s FT technology. With the PDU in operation, Rentech would be able to demonstrate production of hydrocarbon products from various feedstocks. The products from the plant would be used to supply test quantities of these fuels to groups which have expressed an interest in using the Rentech Process. Also included in the increase for the three and nine months ended June 30, 2007, were expenses incurred for work on advanced catalysts, catalyst separation from crude wax, process optimization, and product upgrading.
Loss from Operations

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Thousands)
Income (loss) from operations:
Nitrogen products manufacturing	$8,586	$(1,143)	$11,932	$(1,143)
Technical services	(15,544)	(10,835)	(47,745)	(29,645)
Rental income	17	29	93	95

Loss from operations	$(6,941)	$(11,949)	$(35,720)	$(30,693)

     Loss from operations during the three and nine months ended June 30, 2007 decreased by $5,008,000 and increased by $5,027,000, respectively. For the three months ended June 30, 2007, the reduced loss resulted from an increase in gross profit of $10,035,000, primarily from the nitrogen product manufacturing segments’ improved sales prices, higher demand and more operating days during fiscal year 2007 since the East Dubuque Plant was acquired on April 26, 2006. The higher gross profit was partially offset by an increase in total operating expenses of $5,027,000 during the three months ended June 30, 2007, as previously discussed. For the nine months ended June 30, 2007 the increased loss compared to the prior fiscal year resulted from an increase in total operating expenses of $19,562,000 primarily from the increase in selling, general and administrative expenses discussed above that were partially offset by an increase in gross profit of $14,535,000.
     Nitrogen Products Manufacturing. Income from operations for the three and nine months ended June 30, 2007 was $8,586,000 and $11,932,000, respectively, and for both the three and nine months ended June 30, 2006, we incurred losses from operations of $1,143,000. The increase in income from operations for the three and nine months ended June 30, 2007 over the comparable periods in 2006 is primarily due to the increase in gross profit as discussed above. This increase is partially offset by increased payroll and benefit expenses resulting from hiring additional personnel.
     Technical Services. Loss from operations for technical services was $15,544,000 and $47,745,000 during the three and nine months ended June 30, 2007, compared to $10,835,000 and $29,645,000 for the same periods in 2006, an increase of $4,709,000 and $18,100,000, respectively. The increase in the loss from operations for the three and nine months ended June 30, 2007 over the comparable periods in 2006 is primarily due to increase in selling, general and administrative expenses and research and development costs explained above, as the Company focused on its plans to develop the PDU and its conversion of the East Dubuque Plant.
Other Income (Expenses)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Thousands)
Other income (expenses):
Loss on investments	$—	$—	$—	$(305)
Interest income	718	741	2,041	1,321
Interest expense	(581)	(1,080)	(1,959)	(1,486)
Gain (loss) on disposal of fixed assets	(209)	—	(209)	100
Other income	24	22	42	22

Total other expenses	$(48)	$(317)	$(85)	$(348)

     Interest Income. Interest income during the three and nine months ended June 30, 2007 was $718,000 and $2,041,000, a decrease from $741,000 and an increase from $1,321,000 for the three and nine months ended June 30, 2006, respectively. For the three months ended June 30, 2007 the decrease in interest income arose from lower balances in our interest bearing accounts. The lower balances were a result of seasonal inventory build up for the nitrogen products manufacturing segment and funding development of the PDU and the East Dubuque Plant conversion costs.
     The increase in interest income for the nine months ended June 30, 2007 was primarily due to the East Dubuque Plant acquisition. The nitrogen product manufacturing segment has substantial sales under prepaid contracts, increasing the balance of interest bearing cash accounts, resulting in greater interest income. Fiscal 2007 results include nine months of interest earnings activity compared to two months in fiscal 2006 since the East Dubuque Plant was acquired on April 26, 2006.
     Interest Expense. Interest expense for the three and nine months ended June 30, 2007 was $581,000 and $1,959,000, compared to $1,080,000 and $1,486,000 for the same periods ended June 30, 2006, a decrease of $499,000 and an increase of $473,000, respectively. For the three months ended June 30, 2007 the decrease in interest expense is primarily the result of the amortization of beneficial conversion feature costs related to prior fiscal years debt issuances. Such costs were $30,000 for the three months ended June 30, 2007 compared to $336,000 for the same period in fiscal 2006. The remainder of the decrease arose from repaying debt with a higher interest rate with the current lower interest rate debt issued in April 2006.
     The increase in interest expense for the nine months ended June 30, 2007 arose primarily from recognizing nine months of expense during the fiscal year, or approximately $700,000 of interest expense, on the $57,500,000 of long term convertible debt compared to two months expense during fiscal 2006 since the debt was issued in connection with the acquisition of the East Dubuque Plant on April 26, 2006. The increase in interest expense was partially offset by a decrease of approximately $200,000 arising from amortization of the beneficial conversion feature costs discussed previously.
     Loss on Investments. During the quarter ended March 31, 2006, we wrote down our investment in an advanced technology company by $305,000. For the three and nine months ended June 30, 2007 we had no comparable loss on investments.

     Total Other Expenses. Total other expenses were $48,000 for the three months ended June 30, 2007 compared to $317,000 for the three months ended June 30, 2006. The decrease of $269,000 resulted primarily from a reduction in interest expense of $499,000 that was partially offset by an increase in a loss of disposal of fixed assets of $209,000, respectively. Total other expenses were $85,000 for the nine months ended June 30, 2007 compared to $348,000 for the nine months ended June 30, 2006. The decrease of $263,000 resulted from an increase in other income of $20,000, an increase in interest income of $720,000, and a decrease in loss on investments of $305,000, offset by an increase in interest expense of $473,000 and a decrease in a gain of disposal of fixed assets of $309,000, respectively.
Net Loss from Continuing Operations

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Thousands)
Net income (loss) from continuing operations:
Nitrogen products manufacturing	$8,553	$(1,250)	$12,238	$(1,250)
Technical services	(15,559)	(11,045)	(48,136)	(29,886)
Rental income	17	29	93	95

Net loss from continuing operations before taxes	(6,989)	(12,266)	(35,805)	(31,041)

Income tax expense	—	—	—	—

Net loss from continuing operations	$(6,989)	$(12,266)	$(35,805)	$(31,041)

     Nitrogen Products Manufacturing. Net income from continuing operations for the three and nine months ended June 30, 2007 was $8,553,000 and $12,238,000, respectively, and for both the three and nine months ended June 30, 2006 was a net loss from continuing operations of $1,250,000. The increase in net income from continuing operations for the three and nine months ended June 30, 2007 over the comparable periods in 2006 is primarily due to the increase in income from operations as discussed above. In addition, it was further increased due to higher interest income and lower interest expense, which was caused by an improved cash position due to improved profitability and additional cash from product prepayment contracts.
     Technical Services. Net loss from continuing operations for technical services was $15,559,000 and $48,136,000 during the three and nine months ended June 30, 2007, compared to $11,045,000 and $29,886,000 for the three and nine months ended June 30, 2006, an increase of $4,514,000 and $18,250,000, respectively. The increase in the loss from continuing operations for the three and nine months ended June 30, 2007 over the comparable periods in 2006 is primarily due to the increase in selling, general and administrative expenses and research and development costs as explained above.
     For the three and nine months ended June 30, 2007, we experienced a net loss from continuing operations of $6,989,000 and $35,805,000, respectively, compared to a net loss from continuing operations of $12,266,000 and $31,041,000 for the same periods ended June 30, 2006, respectively. The decrease of $5,277,000 for the three months ended June 30, 2007 is due to the increase in income from operations earned by the nitrogen product manufacturing segment of $9,803,000, which was partially offset by increases in selling, general and administrative expenses and research and development costs totaling $4,514,000. Such costs are primarily the result of the Company developing the PDU.
     For the nine months ended June 30, 2007 the increase in net loss from operations totaling $4,764,000 was primarily due to the increase in selling, general and administrative expenses and research and development costs of $18,250,000 related primarily to developing the PDU. This expense was partially offset by a $13,488,000 increase in income from operations by our nitrogen products manufacturing segment.

Discontinued Operations:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Thousands)
Revenues	$—	$2,077	$1,179	$5,980

Net income on discontinued operations, net of tax	$—	$234	$225	$844

Gain on sale of PML, net of tax	$—	$—	$2,721	$—
Earn-out on sale of REN, net of tax	91	—	91	—

Total gain on sale of discontinued operations, net of tax	$91	$—	$2,812	$—

     The Company’s oil and gas field services segment was comprised of results of operations earned or incurred by PML and was classified as a discontinued operation on our Consolidated Statements of Operations. On November 15, 2006, we sold our subsidiary PML. As a result of the sale, the net income from discontinued operations for the nine months ended June 30, 2007 only included activity earned or incurred through November 15, 2006 which totals $225,000. There was no activity for the three months ended June 30, 2007. We recognized a gain of $2,721,000 on the sale of PML in the first quarter of fiscal 2007. (Refer to Note 3 of the Notes to the Consolidated Financial Statements)
     Effective August 1, 2005, the Company sold its 56% ownership interest in REN to RHC. Rentech realized a loss on the sale of REN of approximately $236,000. The sale agreement entitled the Company to receive earn-out payments calculated as 5% of RHC’s cash receipts from sales to a maximum of $2,500,000 and 10% thereafter, until the sale price of $1,175,000 is paid in full. As of June 30, 2007 the unpaid balance of the sales price wa s $909,000 which is included in other receivables on the Consolidated Balance Sheets and is fully reserved. For the quarter ended June 30, 2007, the Company recognized revenue of approximately $91,000 on earn-out payments which are included in gain on sale of discontinued operations in the Consolidated Statements of Operations.
     The net income from discontinued operations for the oil and gas field services segment decreased to $0 and $225,000 during the three and nine months ended June 30, 2007, down from $234,000 and $844,000 during the three and nine months ended June 30, 2006. The decrease of $234,000 and $619,000 was due to the timing of the sale of PML, which occurred on November 15, 2006. Including the gain on the sale of PML of $2,721,000, and the $91,000 of earn-out revenue received from RHC, the earnings per share for discontinued operations for the three and nine months ended June 30, 2007 was $0.000 and $0.020 compared to the earnings per share for the three and nine months ended June 30, 2006 which were $0.002 and $0.007, respectively.

Net Loss Applicable to Common Stockholders
     For the three and nine months ended June 30, 2007, we experienced a net loss applicable to common stockholders of $6,898,000, or $0.044 per share and $32,768,000 or $0.223 per share compared to a net loss applicable to common stockholders of $12,032,000 or $0.089 per share and $30,271,000, or $0.247 per share during the three and nine months ended June 30, 2006. Included in net loss applicable to common stockholders for the nine months ended June 30, 2006 was $74,000 of cash dividends paid on Series A Preferred Stock.
ANALYSIS OF CASH FLOW
     The following table summarizes our Consolidated Statements of Cash Flows:

	Nine Months Ended June 30,
	2007	2006
	(Thousands)
Net Cash (Used in) Provided by:
Operating activities	$(24,794)	$(20,017)
Investing activities	$(35,770)	$(74,753)
Financing activities	$58,364	$135,663
Cash Flows from Operating Activities
Net Loss. Operating activities produced net losses of $32,768,000 during the nine months ended June 30, 2007, as compared to $30,197,000 during the nine months ended June 30, 2006. The cash flows used in operations during these periods resulted from the following operating activities:
     Depreciation. Depreciation expense increased during the nine months ended June 30, 2007 by $4,300,000, as compared to the nine months ended June 30, 2006. The increase in depreciation expense was attributable to our acquisition of the East Dubuque Plant and its related fixed assets.
     Amortization. Amortization expense did not change during the nine months ended June 30, 2007 as compared to the nine months ended June 30, 2006.
     Utilization of Spare Parts. During the nine months ended June 30, 2007, we utilized $681,000 of spare parts in our production of nitrogen-based fertilizers at the East Doubuque Plant.
     Non-Cash Interest Expense. Total non-cash interest expense recognized during the nine months ended June 30, 2007 was $562,000, as compared to $714,000 during the nine months ended June 30, 2006. The non-cash interest expense recognized in the nine months ended June 30, 2007 was due to the amortization of bond issue costs and beneficial conversion feature expenses of our senior convertible notes. Most of the non-cash interest expense recognized in the nine months ended June 30, 2006 was due to the amortization of debt issuance costs related to a line of credit, convertible notes and bridge loans used to provide working capital and fund acquisition costs related to the purchase of the East Dubuque Plant.
     Write-down of Inventory to Market. During the nine months ended June 30, 2007, we wrote-down inventory by $571,000 as a result of marking down to net realizable value, product inventory and natural gas supplies included in inventory.
     Accrued Interest Expense. Accrued interest expense recognized during the nine months ended June 30, 2007 was $494,000, compared to $519,000 during the nine months ended June 30, 2006, both of which represent approximately three months of interest expense related to senior convertible notes.
     Loss on disposal of fixed assets. During the nine months ended June 30, 2007, we recorded a loss of $209,000 as a result of our disposal of fixed assets.

     Gain on sale of Subsidiary. On November 15, 2006 the Company sold its subsidiary PML for $5,349,000. The book value of the Company’s ownership of PML was $2,628,000 and we incurred $49,000 in transaction costs, resulting in a $2,721,000 gain. Also, during fiscal 2007, we received earn-out revenue of $91,000 arising from our previously reported sale of REN.
     Stock Options and Warrants Issued for Services. During the nine months ended June 30, 2007, the Company recorded $1,315,000 of compensation expenses related to stock options that vested during the period that were valued using the Black-Scholes option-pricing model at the time of the option grant.
     Restricted Stock Units Issued for Services. For the nine month period ended June 30, 2007, the Company recorded $2,292,000 of stock-based compensation expense related to restricted stock units. The expense was included in general and administrative expense. During the nine month period ended June 30, 2007, 588,166 restricted stock units vested, of which 389,362 were settled in shares of common stock and 198,804 were settled in cash in order to meet minimum tax withholding requirements. The Company recognized the fair value of the 198,804 restricted stock units, or $680,000, as repurchase of shares issued, and no additional compensation cost was recognized.
Changes in Operating Assets and Liabilities. The changes in operating assets and liabilities, net of business combinations, during the nine months ended June 30, 2007 resulted from the following factors:
     Accounts Receivable. Accounts receivable increased by $2,180,000 during the nine months ended June 30, 2007. The increase in accounts receivable was primarily due to the seasonality of our sales in our nitrogen products manufacturing segment. The largest portion of the segment’s annual fiscal sales occur during the quarter ended June 30 compared to other fiscal quarters, due to planting seasons in the United States.
     Other Receivables and Receivable from Related Party. Other receivables and receivable from related party increased by $35,000 during the nine months ended June 30, 2007 primarily due to the timing of accruals partially offset by earn-out payments received related to the sale of our former subsidiary REN.
     Inventories. Inventories decreased during the nine months ended June 30, 2007 by $2,341,000. The decrease was due to the high volume of sales reducing inventory levels that production had accumulated for the spring planting season.
     Prepaid Expenses and Other Current Assets. Prepaid expenses and other current assets increased during the nine months ended June 30, 2007 by $2,271,000. The increase reflects prepayments made to vendors that are involved in the conversion of the East Dubuque facility and the timing of payments on certain annual insurance premiums, net of the amortization of such premiums.
     Accounts Payable. Accounts payable increased by $203,000 during the nine months ended June 30, 2007. This increase resulted primarily from the timing of receiving and paying trade payables.
     Accrued Retirement Payable. Accrued retirement payable decreased by $405,000 as a result of the payments made to the Company’s former CEO and COO during the nine months ended June 30, 2007.
     Deferred Revenue. The Company records a liability for deferred revenue upon execution of product prepayment contracts which creates an obligation for delivery of a product within a specified period of time in the future. Deferred revenue increased by $9,686,000 during the nine month period ended June 30, 2007. This increase is due to a $13,522,000 increase in product prepayment contract receivables, which is partially offset by $3,836,000 of net operating activity in deferred revenue. The change in the balance in deferred revenue was primarily due to the seasonality of REMC’s business as discussed previously.
     Accrued Liabilities, Accrued Payroll and Other. Accrued liabilities, accrued payroll and other increased $4,717,000 during the nine months ended June 30, 2007 mainly as a result of the timing of payment of certain payroll, barge freight and expired prepayment contracts.
Net Cash Used in Operating Activities. The total cash used in operations increased to $24,794,000 during the nine months ended June 30, 2007, as compared to $20,017,000 of cash used in operations during the nine months ended June 30, 2006.

Cash Flows from Investing Activities
     Purchase of Property and Equipment. During the nine months ended June 30, 2007, we purchased property and equipment with a value of approximately $32,181,000. Of the property and equipment purchased, 85% was attributable to our conversion of the East Dubuque Plant, construction of a building at the PDU and development costs on other projects.
     Marketable Securities Held for Sale. During the fiscal fourth quarter of 2006, we purchased investment-grade marketable securities that are comprised of U.S. government, federal agency and municipal notes and bonds, corporate bonds, asset-backed securities, commercial paper, special auction variable rate securities and other investment-grade marketable debt securities. These securities are available for sale to fund the Company’s future operational needs. Our investment securities held for sale increased by $36,061,000 as a result of transfers into the investment accounts of $35,000,000 along with interest and dividend income received. We drew down these marketable securities by $27,153,000 during the nine months ended June 30, 2007.
     Proceeds from Sale of Subsidiary. The gross proceeds collected during the nine month period ended June 30, 2007 was $5,398,000 related to our sale of PML on November 15, 2006.
     Net Cash Used by Investing Activities. The total cash used by investing activities decreased to $35,770,000 during the nine months ended June 30, 2007 as compared to cash used of $74,753,000 during the nine months ended June 30, 2006, which included the acquisition of REMC for $70,733,000.
Cash Flows from Financing Activities
     Proceeds from Issuance of Common Stock and Warrants. During the third quarter of fiscal 2007, the Company issued and sold 20,092,160 shares of common stock along with warrants to purchase 4,018,432 shares of common stock through a registered direct offering to selected institutional investors under the Company’s shelf registration statements. The offering resulted in gross proceeds for the Company of approximately $54,851,000, before deducting the payment of offering fees and expenses of approximately $3,202,000.
     Proceeds from Issuance of Options and Warrants Exercised. During the nine months ended June 30, 2007, the Company collected $1,094,000 related to stock options that were exercised.
     Proceeds from Grants. During the nine months ended June 30, 2007, we received $2,238,000 in grant proceeds, which includes $38,000 of interest earned, for reimbursement of costs related to the Front End Engineering and Design phase of the East Dubuque Plant conversion.
     Proceeds from Advance for Equity Investment. The Company records reimbursement for certain development costs the Company has received from PVF as a liability for an advance for equity investment. These reimbursements would be credited towards the purchase price for an equity stake in the Company’s conversion project at the East Dubuque Plant if PVF validly exercises an option to purchase equity in the project. During the nine months ended June 30, 2007 we received net proceeds of $4,448,000 from PVF.
     Payment of Financial Advisory Fees. During the nine months ended June 30, 2007, we paid $1,033,000 for advisory fees to Credit Suisse to act as our exclusive financial advisor with respect to the development, financing and review of certain financing matters in connection with the East Dubuque Plant and Natchez project.
     Proceeds/Payments on Line of Credit, Net. During the nine months ended June 30, 2007, we were advanced $95,180,000 of proceeds and made $95,180,000 of payments on our line of credit.
     Net Cash Provided by Financing Activities. The total cash provided by financing activities decreased to $58,364,000 during the nine months ended June 30, 2007 as compared to cash provided of $135,663,000 during the nine months ended June 30, 2006.
(Decrease) Increase in Cash and Cash Equivalents
     Cash and Cash Equivalents. Cash and cash equivalents decreased during the nine months ended June 30, 2007 by $2,200,000 compared to an increase of $40,893,000 during the nine months ended June 30, 2006. These changes reduced the cash balance at June 30, 2007 to $24,366,000, and increased the cash balance at June 30, 2006 to $65,614,000.

LIQUIDITY AND CAPITAL RESOURCES
     As of June 30, 2007, the Company had working capital of $70,521,000, as compared to working capital of $65,316,000 as of September 30, 2006. Our current assets totaled $101,717,000, including net accounts receivable of $21,098,000, cash and cash equivalents of $24,366,000, marketable securities of $39,191,000, and our current liabilities were $31,196,000. We had long-term liabilities of $62,418,000, of which most related to our senior convertible notes as well as the mortgage on our development and testing laboratory. From our inception on December 18, 1981 through June 30, 2007, we have incurred losses in the amount of $133,424,000. For the nine months ended June 30, 2007, we recognized a net loss of $32,768,000, and negative cash flow from operations of $24,794,000. If the Company does not operate at a profit in the future, it may be unable to continue its operations at the present level or at all.
     To achieve our objectives as planned for the remainder of fiscal 2007 and for fiscal 2008, we will need substantial amounts of capital that we do not now have to fund the conversion of the East Dubuque Plant to use the Rentech Process, complete the construction of the PDU, and development projects such as the Natchez project and potential projects with Peabody. We currently estimate we would need at least $900 million of additional debt and equity financing to finance Phases 1 and 1A of the conversion of the East Dubuque Plant and that commercial operation of Phases 1 and 1A would commence by the second half of 2010. We intend to implement an alternate source of syngas at the PDU as a backup to and a supplement for the coal gasifier so that we can ensure smooth operation of the PDU in the event the gasifier is not available in a timely manner or does not provide sufficient amounts of syngas. We expect mechanical completion of the PDU using the gasifier or an alternate source of syngas on or before the end of calendar year 2007, and we expect first production by the Spring of 2008. We currently estimate that construction of the PDU will cost approximately $45 million, excluding costs for an alternate source of syngas, and will be completed by the fourth calendar quarter of 2007.
     In order to fund our projects and to meet our other working capital requirements, we expect to raise capital at the project level through both debt and equity sources, as well as at the Rentech level where we may issue additional shares of our common stock and other equity or debt securities. We have a shelf registration statement covering approximately $19.2 million aggregate offering price of securities. Some of the securities to be offered will not be registered under the Securities Act of 1933, and may not be offered or sold in the United States absent an available exemption from registration. The success of any given project will be based, in part, on the success of the related project level financing.
     The business of REMC is highly seasonal and requires substantial working capital to operate during the period when nitrogen fertilizer sales are slow and to build inventory in anticipation of the planting season. In order to meet the working capital needs of REMC, we have obtained the Revolving Credit Facility. The Revolving Credit Facility has a maximum availability of $30.0 million, subject to borrowing base limitations which are available as cash borrowings or letters of credit. The Revolving Credit Facility also imposes various restrictions and covenants on REMC, including, without limitation, limitations on REMC’s ability to incur additional debt, guarantees or liens, ability to make distributions or dividends or payments of management or similar fees to affiliates, a minimum fixed charge coverage ratio and a minimum tangible net worth covenant. As of June 30, 2007, REMC had neither aggregate borrowings nor letters of credit issued under the Revolving Credit Facility. (Refer to in Note 8 of the Notes to the Consolidated Financial Statements)
     In August of 2006, the Company entered into a grant agreement with the Illinois Department of Commerce and Economic Opportunity (“DCEO”) for a total potential grant amount of $2,500,000. The grant authorizes the Company to incur specific types of reimbursable costs related to the completion of the Front End Engineering and Design phase of the East Dubuque Plant conversion and such costs will be repaid by the DCEO upon satisfactory review of specific deliverables by DCEO. As of June 30, 2007, three deliverables have been completed and reviewed to the satisfaction of DCEO resulting in $2,238,000 of payments to the Company.
     On April 25, 2007, the Company issued and sold 20,092,160 shares of common stock along with warrants to purchase 4,018,432 shares of common stock through a registered direct offering to selected institutional investors under the Company’s shelf registration statements. The offering resulted in gross proceeds for the Company of approximately $54.9 million, before deducting offering fees and expenses. Net proceeds from the offering were approximately $51.7 million, after deducting placement agent fees of approximately $2.8 million and offering expenses of approximately $0.4 million. For each share of common stock purchased in the offering, the investor was also issued warrants to purchase 0.20 shares of common stock for a combined issue price of $2.73 per unit. The shares of common stock and warrants were immediately separable and were issued separately. The warrants have an exercise price of $3.28 per share, subject to adjustment, have a five year term, and are not exercisable prior to October 25, 2007.

     On May 25, 2007, the Company entered into an Equity Option Agreement with PVF. As of June 30, 2007 we received net proceeds of $4,448,000 from PVF related to the Equity Option Agreement. Under the Equity Option Agreement, PVF has agreed to fund the lesser of $10.0 million or 20% of the development costs for our proposed conversion project at the East Dubuque Plant (the “Project”) incurred during the period between November 1, 2006 and the closing date of the financing for the Project. In consideration for PVF’s payment of development costs, Rentech has granted PVF an option to purchase up to 20% of the equity interest in the Project for a purchase price equal to 20% of the equity contributions made to the project at the closing of the project financing, less the amount of development costs paid by PVF as of such time. If PVF does not exercise the option (or if PVF terminates an exercise of the option in limited circumstances), and Rentech completes the financing for the Project, Rentech will be required to reimburse PVF for the development costs actually paid by PVF, except in limited circumstances.
     In the event that PVF exercises the option and its equity contribution at closing would be more than $10 million greater than the amount projected by Rentech at the time of exercise, then PVF would be entitled to (a) purchase a full 20% equity interest in the Project, (b) purchase a pro rated equity interest for a price equal to the projected equity contribution, plus $10 million, or (c) terminate the exercise of its option. Under the Equity Option Agreement, if PVF exercises its option it will have the ability to earn additional equity in the Project equal to the lesser of $15 million or the product of 80% of the present value of any reduction in the financing costs for the Project directly resulting from any agreement, arrangement or benefit obtained by PVF multiplied by the percentage interest of the Project held by Rentech. In addition, if PVF exercises its option it also will be eligible to receive additional equity in the Project equal to 10% of the present value of any dollar-denominated grants, subsidies or other governmental benefits awarded by the State of Illinois to the Project (subject to certain exclusions).
     In order to fund our working capital requirements and to fund our other plans, we may also issue shares of convertible preferred stock or other securities convertible into common stock or we may enter into additional debt instruments. A substantial increase in indebtedness could result in substantially increased interest costs and the issuance of additional preferred stock could increase dividend costs, as well as transactional and other costs. Moreover, the level of corporate activity required to pursue the opportunities and objectives outlined above, and described under “Overview of Our Businesses,” has resulted in a materially increased cash burn rate, including costs for consultants, attorneys, accountants, financial advisors, and other service providers, as well as the need for additional personnel, systems, and expenses for the Company. These costs are expected to continue and to rise. Based on the Company’s working capital requirements, and to fund our other plans including the PDU and REMC conversion, as projected for the remainder of fiscal 2007 and fiscal 2008, we believe that our currently available cash, cash flow from operations, and funds from additional debt or equity financings, will be sufficient to meet our cash operating needs through the fiscal year ending September 30, 2008.
CONTRACTUAL OBLIGATIONS
     In addition to the lines of credit and long-term convertible debt previously described in the Notes to the Consolidated Financial Statements, we have entered into various other contractual obligations as of and subsequent to September 30, 2006, our latest fiscal year-end. Our contractual obligations that have materially changed since September 30, 2006 included our purchase orders and natural gas contracts. As of June 30, 2007 and September 30, 2006 our purchase orders were $9,569,000 and $11,526,000, respectively. The decrease of $1,957,000 was due to the fulfillment of purchase orders mainly related to construction costs at the PDU site. Our purchase orders with our vendors are not all purchase obligations, since some of the orders are not enforceable or legally binding on the Company until the goods or services are received. As of June 30, 2007 and September 30, 2006 our natural gas purchase commitments in aggregate were $21,169,000 and $4,981,000, respectively, an increase of $16,188,000. We contracted for more natural gas to be delivered over a longer time period for production at our East Dubuque Plant. Additionally, we entered into an Equity Option Agreement with PVF that was discussed above.
OFF-BALANCE SHEET ARRANGEMENTS
     The Company has no off-balance sheet arrangements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Interest Rate Risk. We are exposed to the impact of interest rate changes related to our investment of current cash and cash equivalents and marketable securities. These funds are generally highly liquid with short-term maturities, and the related market risk for cash and cash equivalents and marketable securities is not considered material. In addition to market risk related to marketable securities, our debt is at fixed rates and at variable interest rates. A hypothetical increase or decrease in interest rates by 1% would have changed annual interest expense on the variable rate loan by approximately

$2,000 for the nine months ended June 30, 2007. We believe that fluctuations in interest rates in the near term will not materially affect our consolidated operating results, financial position or cash flow.
     Commodity Price Risk. We are exposed to market risk due to changes in natural gas prices. Natural gas is a raw material used in the production of various nitrogen-based products that are manufactured at the East Dubuque Plant. Market prices of nitrogen-based products are affected by changes in natural gas prices as well as supply and demand and other factors. As a normal course of business, REMC currently produces nitrogen-based fertilizer products throughout the year to supply its needs during the high sales volume spring season. Nitrogen-based inventory remaining at the end of the spring season will be subject to market risk due to changes in natural gas prices and supply and demand. Currently, REMC purchases natural gas for use in its East Dubuque Plant on both the spot market and through short-term, fixed-supply purchase contracts that are either fixed price or indexed price in nature. Notwithstanding these purchase contracts, REMC remains exposed to significant market risk. There has been a generally increasing trend in natural gas prices during recent years with prices reaching record highs in 2005, reducing in 2006, and then rising again in 2007 due to various supply and demand factors, including the increasing overall demand for natural gas from industrial users, which is affected, in part, by the general conditions of the United States economy, and other factors. Seasonal fluctuations exist within each year resulting from various supply and demand factors, such as the severity of winters affecting consumer consumption for heating, summers affecting industrial demand by utilities for electrical generation, among other factors. Changes in levels of natural gas prices and market prices of nitrogen-based products can materially affect REMC’s financial position and results of operations. A hypothetical increase of $0.10 per MMBTU of natural gas could increase the cost to produce one ton of ammonia by approximately $3.50. REMC has experienced no difficulties in securing supplies of natural gas, however, natural gas is purchased at market prices and such purchases are subject to price volatility.
     Upon conversion of the East Dubuque Plant to use coal instead of natural gas as the feedstock, we similarly could be subject to market risk due to changes in coal prices. An increase in the price of coal, after the conversion is completed, or in other commodities that we may use as feedstock at other plants we might acquire in the future could also adversely affect our operating results.
     REMC has entered into a Coal Supply Agreement with COALSALES, LLC (“COALSALES”), an affiliate of Peabody Energy Corporation. Pursuant to the Coal Supply Agreement, COALSALES has agreed to sell, and REMC has agreed to purchase, coal from various Illinois based coal sources for use at the East Dubuque Plant. Delivery of coal would begin on a date to be determined by REMC between August 1, 2009 and January 1, 2011, unless the agreement is terminated pursuant to its terms.
     Upon the commencement of delivery of coal, REMC will be obligated to purchase between 800,000 tons (600,000 tons for the first year of delivery) and 900,000 tons of coal annually, subject to limited events which would reduce this commitment. COALSALES has the option to provide coal requirements for the East Dubuque Plant in excess of 900,000 tons per year. The price for the coal purchased under the Coal Supply Agreement will be fixed under the terms of the agreement, and subject to certain price adjustment provisions, including an adjustment based on the rate of inflation (which per the terms of the agreement will be no less than a specified quarterly escalation adjustment). The prices for coal shipped under the Coal Supply Agreement may be above the current market price for similar types of coal at any given time. It is not practicable at this time to quantify the impact of a change in coal pricing as relates to the conversion of the East Dubuque Plant as the final engineering of the project has not yet been completed and the exact quantity of coal needed to produce products from the facility is not known.

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
     Our liquidity and capital resources are limited. At June 30, 2007, we had working capital (current assets in excess of current liabilities) of $70,521,000, compared to working capital (current assets in excess of current liabilities) of $65,316,000 at September 30, 2006. We must raise substantial additional capital, not only to execute our business plan of commercializing and licensing the Rentech Process, converting the East Dubuque Plant and developing other plants, but also to continue our operations after existing funds are exhausted. The level of corporate activity required to pursue our business opportunities and objectives has resulted in a materially increased cash burn rate. In order to fund our working capital requirements and to fund our other plans, we expect to issue additional shares of common stock, we may issue shares of convertible preferred stock or other securities convertible into or exercisable or exchangeable for common stock, or we may enter into additional debt instruments. Some of the securities to be offered will not be registered under the Securities Act of 1933, and may not be offered or sold in the United States absent an available exemption from registration. A substantial increase in indebtedness could result in substantially increased interest costs and the issuance of additional preferred stock could increase dividend costs, as well as transactional and other costs.
     We have never operated at a profit. If we do not achieve significant amounts of additional revenues and become profitable, we may be unable to continue our operations.
     We have a history of operating losses and have never operated at a profit. From our inception on December 18, 1981 through June 30, 2007, we have incurred losses in the aggregate amount of $133,424,000. During the nine months ended June 30, 2007, we had a net loss of $32,768,000. If we do not achieve significant amounts of additional revenues and operate at a profit in the future, we may be unable to continue our operations at their current level. Ultimately, our ability to remain in business will depend upon earning a profit from commercialization of the Rentech Process. We have not been able to achieve sustained commercial use of the technology as of this time. Failure to do so would have a material adverse effect on our financial position, results of operations and prospects.

     REMC’s operations have not been profitable and require substantial working capital financing.
     From April 26, 2006, the date of our acquisition of Royster-Clark Nitrogen, Inc. (“RCN”), which in connection with the acquisition, was renamed to Rentech Energy Midwest Corporation (“REMC”), through September 30, 2006, REMC operated at a net loss, but provided positive cash flow from operations. REMC has historically sustained cumulative losses and has had cumulative negative cash flows from operations during the fiscal years ended December 31, 2005 and 2003. For the fiscal year ended December 31, 2004 for RCN and thus far in fiscal year 2007 for REMC, the East Dubuque Plant has operated at a profit and provided positive cash flows from operations. The losses in fiscal 2006, 2005 and 2003 were the result, among other things, of very difficult market conditions in its industry, and of rapidly rising costs of the natural gas feedstock and energy required to produce nitrogen fertilizers. Moreover, REMC’s business is extremely seasonal, with the result that working capital requirements in its off season are substantial. If we are not able to operate the East Dubuque Plant at a profit or if we are not able to access a sufficient amount of financing for working capital, our business, financial condition and results of operations would be materially adversely affected.
     We do not expect our historical operating results to be indicative of future performance.
     Historically, our business focused on the development and licensing of our technology, and the business of our former wholly-owned subsidiary, PML, which provided well logging services to the oil and gas industry. The business of PML and other historical operations have been discontinued. In the future, we expect to continue to operate and convert the East Dubuque Plant and develop additional FT fuels production facilities using the Rentech Process. We expect to finance a substantial part of the cost of these projects with indebtedness and the sale of equity securities. Accordingly, our operating expenses, interest expense, and depreciation and amortization are all expected to increase materially if we continue to develop such projects and affect such financings. As a result, we do not expect that historical operating results will be indicative of future performance.
     We most likely will have to record higher compensation expense as a result of the implementation of SFAS 123(R).
     In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee and director services received in exchange for an award of equity instruments based on the grant-date fair value of the award. We adopted SFAS No. 123(R) on October 1, 2005, using the modified prospective method for the adoption of its provisions, which results in the recognition of compensation expense for all share-based awards granted after the effective date and the recognition of compensation expense for all previously granted share-based awards that remain unvested at the effective date. However, because we previously accounted for share-based payments to employees and directors using the intrinsic value method, our results of operations have not included the recognition of compensation expense for the issuance of stock option awards. As a result of adopting SFAS 123(R), we recognized approximately $3,605,000 and $7,111,000 of compensation expense for the nine months ended June 30, 2007 and 2006, respectively. We believe that compensation expense recorded in periods after the implementation of SFAS No. 123(R) may be significantly higher than the amounts that would have been recorded in years prior to its adoption.
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
     On April 26, 2006, our subsidiary, Rentech Development Corporation (“RDC”), completed its acquisition of RCN (currently, REMC). Pursuant to the rules of the Securities and Exchange Commission (“SEC”), acquisitions may be excluded from management’s assessment of the effectiveness of internal control over financial reporting required by Section 404 for up to one year from the date of closing of an acquisition. However, REMC’s current financial reporting system is insufficient to meet our specific future needs and we are in the process of replacing it with a new company-wide integrated financial reporting system. Until the implementation of our new integrated reporting system has been completed, the operation of the two separate financial reporting systems could result in additional costs and difficulties that would not exist if one system were in place. In addition, while we have based our estimates of the costs and time it will take to complete the transition to our new integrated system on our best estimates to date, we could encounter difficulties in the replacement or integration processes and incur significant costs and expend important resources in excess of our estimates.
Risks Related to the Rentech Process
     We and our licensees may be unable to successfully implement use of the Rentech Process at commercial scale Fischer-Tropsch plants, including the East Dubuque Plant.
     A variety of results necessary for successful operation of the Rentech Process could fail to occur at a commercial plant, including the East Dubuque Plant. Results that could cause commercial scale FT plants, to be unsuccessful, and require design revisions, include:
•	reaction activity different than that demonstrated in laboratory and pilot plant operations, which could increase the amount of catalyst or number of reactors required to convert synthesis gas, or syngas, into liquid hydrocarbons;

•	shorter than anticipated catalyst life, which would require more frequent catalyst regeneration, catalyst purchases, or both;

•	insufficient catalyst separation from the crude wax product stream could impair the operation of the product upgrading unit;

•	product upgrading catalyst sensitivities to impurities in the crude FT products, which would impair the efficiency and economics of the product upgrade unit and require design revisions; and

•	higher than anticipated capital and operating costs to design, construct or reconfigure and operate a FT plant.
If any of the foregoing were to occur, our capital and operating costs would increase. In addition, our plants or those of our licensees could experience mechanical difficulties, either related or unrelated to elements of the Rentech Process. Our failure to construct and operate a commercial scale, FT plant based on the Rentech Process could, and any such failure at the East Dubuque Plant would, materially and adversely affect our business, results of operation, financial condition and prospects.
     Our receipt of revenues from licensees is dependent on their ability to successfully develop, construct and operate Fischer-Tropsch plants using the Rentech Process.
     We have marketed licenses for use of the Rentech Process, and have one active licensee at this time—the Master License Agreement we entered into with DKRW-Advanced Fuels LLC (“DKRW”) and Site License Agreement with its wholly-owned subsidiary, Medicine Bow Fuels & Power, LLC, in January 2006. Under the license agreements, a licensee would be responsible for, among other things, obtaining governmental approvals and permits and sufficient financing for the large capital expenditures required. The ability of any licensee to accomplish these requirements, and the efforts, resources and timing schedules to be applied by a licensee, will be controlled by the licensee. Whether licensees are willing to expend the resources necessary to construct FT plant(s) using the Rentech Process will depend on a variety of factors outside of our control, including the prevailing price outlook for crude oil, natural gas, coal, petroleum coke and refined products. In addition, our license agreements may generally be terminated by the licensee with cause. Furthermore, our potential licensees may not be restricted from pursuing alternative FT technologies on their own or in collaboration with others, including our competitors, for projects other than the ones we might license in the future.
     If our licensees do not proceed with commercial plants using the Rentech Process or do not successfully operate their plants, we will not significantly benefit from the licensing of our FT technology. To date, no licensee of the Rentech Process has proceeded to construct and operate a plant for which royalties on production would be due. If we do not receive payments under our license agreements, our anticipated revenues will be diminished. This would harm our results of operations, financial condition and prospects.

     Plants that would use the Rentech Process rely upon complex gas process systems. This creates risks of fire and explosions, which could cause severe damage and injuries, create liabilities for us, and materially and adversely affect our business.
     Plants that use our FT technology process carbon-bearing materials, including coal, natural gas and petroleum coke, into synthesis gas. These materials are highly flammable and explosive. Severe personal injuries and material property damage may result. If such accidents did occur, we or our licensees could have substantial liabilities and costs. We are not currently insured for these risks. Furthermore, accidents of this type would likely adversely affect operation of existing as well as proposed plants by increasing costs for safety features and procedures.
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
     Our indemnification obligations could result in substantial expenses and liabilities to us if intellectual property rights claims were to be made against us or our licensees, or if FT plants based on the Rentech Process were to fail to operate according to the preliminary plans.
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
     We presently expect mechanical completion of our PDU in the fourth calendar quarter of 2007 at a construction cost of approximately $45 million, excluding the cost of an alternate source of syngas. Our success in designing, constructing, developing and operating a PDU on a timely basis is essential to our successful deployment of the Rentech FT technology as well as fulfilling our contractual obligations to DKRW. Under our agreement with DKRW, we are required to satisfy certain testing procedures for the licensed technology at the PDU. We must also obtain governmental approvals and permits as well as procure equipment and materials on a timely basis for the PDU and a delay or failure in securing such governmental approvals, equipment and/or materials may cause significant harm to the Company. A variety of results necessary for successful operation of our Rentech Process could fail to be demonstrated by the PDU. In addition, our PDU could experience mechanical difficulties related or unrelated to the Rentech Process. If we are not able to successfully develop and operate a PDU utilizing the Rentech Process, this may cause a delay in our development of projects utilizing our Rentech Process, which would have a material adverse effect on our business, financial condition, results of operations and prospects and which may mean we will not be able to obtain any further licensing agreements with third parties.
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
     We rely on a combination of patents, copyrights, trademarks, trade secrets and contractual restrictions to protect our proprietary rights. Our business and prospects depend largely upon our ability to maintain control of rights to exploit our intellectual property. Our published and issued patents both foreign and domestic provide us certain rights (subject to licenses we have granted to others) to exploit our version of the FT process. Our existing patents might be infringed upon, invalidated or circumvented by others. The availability of patents in foreign markets, and the nature of any protection against competition that may be afforded by those patents, is often difficult to predict and varies significantly from country to country. We, or our licensees, may choose not to seek, or may be unable to obtain, patent protection in a country that could potentially be an important market for our FT technology. The confidentiality agreements that are designed to protect our trade secrets could be breached, and we might not have adequate remedies for the breach. Additionally, our trade secrets and proprietary know-how might otherwise become known or be independently discovered by others.
     We may not become aware of patents or intellectual property rights of others that may have applicability in our FT technology until after we have made a substantial investment in the development and commercialization of our technologies. Third parties may claim that we have infringed upon past, present or future FT patents or intellectual property rights. Legal actions could be brought against us, our co-venturers or our licensees claiming damages and seeking an injunction that would prevent us, our co-venturers or our licensees from testing, marketing or commercializing the affected technologies. If an infringement action were successful, in addition to potential liability for damages by our joint venturers or our licensees, we could be subject to an injunction or required to obtain a license from a third party in order to continue to test, market or commercialize our affected technologies. Any required license might not be made available or, if available, might not be available on acceptable terms, and we could be prevented entirely from testing, marketing or commercializing the affected technology. We may have to expend substantial resources in litigation, in enforcing our patents or defending against the infringement claims of others, or both. If we are unable to successfully maintain our technology, including the Rentech Process, against claims by others, our competitive position would be harmed and our revenues could be substantially reduced, and our business, operating results and financial condition could be materially and adversely affected.

     The Rentech Process may not compete successfully against Fischer-Tropsch technology developed by our competitors, many of whom have significantly more resources.
     The development of FT technology for the production of liquid hydrocarbon products like ours is highly competitive. The Rentech Process is based on FT processes that have been known for almost 80 years and used in synthetic fuel projects for almost 50 years. Several major integrated oil companies, as well as several smaller companies, have developed or are developing competing technologies that they may offer to license to our potential customers or use as the basis for a competing development project. Each of these companies, especially the major oil companies, have significantly more financial and other resources than we do to spend on developing, promoting, marketing and using their FT technology. The United States Department of Energy has also sponsored a number of research programs in FT technology. Advances by others in their FT technology might lower the cost of processes that compete with the Rentech Process. As our competitors continue to develop FT technologies, some part or all of our current technology could become obsolete. Our ability to create and maintain technological advantages is critical to our future success. As new technologies develop, we may be placed at a competitive disadvantage, and competitive pressures may force us to implement new technologies at a substantial cost. We may not be able to successfully develop or expend the financial resources necessary to acquire new technology. Our processes (including the Rentech Process) incorporate technologies and processes developed by third parties, the failure of which could harm our prospects for success.
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
     If we have foreign operations, our business overseas would be subject to various risks due to unstable conditions.
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
     The engineering, design, procurement of materials, and construction necessary to convert the East Dubuque Plant to use coal as a feedstock and to include the Rentech Process is currently estimated to take several years and to require at least $900 million of additional debt and equity financing, based on internal estimates. Financing of the project will require that we identify and successfully negotiate with debt and equity sources to enter into debt or equity financing arrangements on terms acceptable to us. We cannot assure you that we will be able to obtain this financing on acceptable terms or at all, or in the time required, and our failure to do so would prevent us from implementing our business plan as expected. Further, acquisition and development of other alternative fuels projects could involve comparable or greater time commitments of capital, time and other resources. Moreover, we have never undertaken any such projects, and the duration, cost, and eventual success of our efforts are all uncertain.
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
     As of June 30, 2007, our total indebtedness was approximately $57.9 million. The conversion of the East Dubuque Plant will require substantial further borrowing in order to raise at least $900 million of additional capital that we currently believe will be necessary to finance the project, based on internal estimates. If we undertake additional projects, significant additional indebtedness may be required.
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
     The revolving credit facility also imposes various restrictions and covenants on REMC, including, without limitation, restrictions on REMC’s ability to incur additional debt, guarantees or liens, ability to make distributions of dividends or payments of management or similar fees to affiliates, a minimum fixed charge coverage ratio and a minimum tangible net worth covenant.
     The issuance of shares of our common stock could result in the loss of our ability to use our net operating losses.
     As of June 30, 2007, we had approximately $78.0 million of tax net operating loss carryforwards. Realization of any benefit from our tax net operating losses is dependent on: (a) our ability to generate future taxable income and (b) the absence of certain future “ownership changes” of our common stock. An “ownership change,” as defined in the applicable federal income tax rules, would place significant limitations, on an annual basis, on the use of such net operating losses to offset any future taxable income we may generate. Such limitations, in conjunction with the net operating loss expiration provisions, could effectively eliminate our ability to use a substantial portion of our net operating losses to offset any future taxable income.
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
     The construction of FT plants incorporating the Rentech Process, and our conversion of an existing plant to use coal and our Rentech Process, will be subject to risks of delay or cost overruns resulting from numerous factors, including the following:
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
     We plan to continue to operate the East Dubuque Plant with natural gas as the feedstock until we complete the conversion of the plant to use coal to produce the required synthesis gas. That will expose us to market risk due to increases in natural gas prices. There has been a generally increasing trend in natural gas prices during the last three years with prices reaching record highs in 2005, reducing in 2006 and then increasing in 2007 due to various supply and demand factors, including the increasing overall demand for natural gas from industrial users, which is affected, in part, by the general conditions of the United States economy, and other factors. The profitability of operating the facility is significantly dependent on the cost of natural gas as feedstock and the facility has operated in the past, and may operate in the future, at a net loss. Since we expect to purchase natural gas for use in the plant on the spot market we remain susceptible to fluctuations in the price of natural gas. We expect to also use short-term, fixed supply, fixed quantity natural gas supply contracts to lock in pricing for a portion of our natural gas requirements. These may not protect us from increases in the cost of our feedstock. A hypothetical increase of $0.10 per MMBTU of natural gas could increase the cost to produce one ton of ammonia by approximately $3.50. After the conversion is completed, an increase in the price of coal or in other commodities that we may use as feedstock at other plants we might acquire in the future could also adversely affect our operating results. The prices of coal or other commodities that we might use as feedstock are subject to fluctuations due to a variety of factors that are beyond our control. Higher than anticipated costs for the catalyst and other materials used in these plants could also adversely affect operating results. These increased costs could materially and adversely affect our business, results of operations, financial condition and prospects.
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
     Federal law provides incentives for FT fuels, and technologies that produce the FT fuels, such as the Rentech Process. For instance, the Energy Policy Act of 2005, or EPACT 2005, provides for tax credits, grants, loan guarantees and other incentives to stimulate coal gasification to FT fuels and chemicals. The Highway Reauthorization and Excise Tax Simplification Act of 2005, or the Highway Act, also provides a $0.50 per gallon fuel excise tax credit for FT fuels from coal. We anticipate that our proposed projects may qualify for us to receive the incentives under EPACT 2005 and that FT fuels produced with the Rentech Process would qualify for the Highway Act’s tax credit. In addition, certain federal regulations that restrict air pollution provide an incentive for the use of FT fuels because they comply with the regulations in cases where conventional fuels might not. Changes in federal law or policy could result in a reduction or elimination in the incentives that apply to us or our ability to take advantage of them, or a relaxation of the requirements with respect to air pollutants created by conventional fuels. As a result, the reduction or elimination of government incentives or the relaxation of air pollution requirements could have a material adverse effect on our financial condition, results of operations and prospects.

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
     As of June 30, 2007, there were 163.2 million shares of our common stock outstanding. As of that date, we also had an aggregate of 35.5 million shares of common stock that may be issued upon exercise or conversion of outstanding convertible notes, restricted stock units, options and warrants. In April 2007, we issued and sold 20,092,160 shares of common stock along with warrants to purchase 4,018,432 shares of common stock through a registered direct offering to selected institutional investors. We expect the sale of common stock and common stock equivalents in material amounts will be necessary to finance the progress of our business plan and facilitate our licensing business. Certain holders of our securities have, and certain future holders are expected to be granted, rights to participate in or to require us to file registration statements with the SEC for resale of common stock. We cannot predict the effect, if any, that future sales of shares of our common stock into the market, or the availability of shares of common stock for future sale, will have on the market price of our common stock. Sales of substantial amounts of common stock (including shares issued upon the exercise of stock options and warrants or conversion of convertible promissory notes), or the perception that such sales could occur, may materially and adversely affect prevailing market prices for our common stock.
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
ITEM 2. UNRESGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Company Purchases of Equity Securities
     The following table provides information about purchases by the Company during the three months ended June 30, 2007 of equity securities registered by the Company pursuant to Section 12 of the Exchange Act.

Maximum number (or
			Total number of shares	approximate dollar
			(or units) purchased as	value) of shares (or
	Total number		part of publicly	units) that may yet be
	of shares (or units)	Average price paid per	announced plans or	purchased under the
Period	purchased(1)	share (or unit)	programs	plans or programs
April 1, 2007 – April 31, 2007	—	$—	—	—
May 1, 2007 – May 31, 2007	—	—	—	—
June 1, 2007 – June 30, 2007	26,316	2.46	—	—

Total	26,316	$2.46	—	—

(1)	Includes 26,316 shares of common stock purchased by the Company in connection with shares delivered in partial settlement of an option exercised.

ITEM 6. EXHIBITS.
Exhibit Index

10.1	Development Cost Sharing and Equity Option Agreement, dated May 25, 2007 with Peabody Venture Fund, LLC.*

10.2	Coal Supply Agreement, dated May 25, 2007 with COALSALES LLC.*

31.1	Certification of President and Chief Executive Officer Pursuant to Rule 13a-14 or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 or Rule 15d-14(a).

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(*)	Certain portions of this exhibit have been omitted and filed separately under an application for confidential treatment.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RENTECH, INC.

Dated: August 9, 2007	/s/ D. Hunt Ramsbottom

D. Hunt Ramsbottom, President and
Chief Executive Officer

Dated: August 9, 2007	/s/ Merrick Kerr

Merrick Kerr
Chief Financial Officer