Form 10-K
period 2007-09-30
RENTECH INC /CO/
filed 2007-12-14
CIK 868725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to

Commission File No. 0-19260

RENTECH, INC.
(Exact name of registrant as specified in its charter)

Colorado (State or other jurisdiction of incorporation or organization)	84-0957421 (I.R.S. Employer Identification No.)

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐.     No ☑.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐.     No ☑.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑.     No ☐.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Act.  Yes ☐.     No ☑.

The aggregate market value of the registrant’s common stock held by nonaffiliates, based upon the closing price of the common stock on March 31, 2007, as reported by the American Stock Exchange, was approximately $291,253,000.

At December 12, 2007, the number of outstanding shares of common stock was 165,576,852.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2008 annual meeting of shareholders which the registrant will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report, are incorporated by reference in Part III of this Form 10-K to the extent stated in this report.

FORWARD-LOOKING STATEMENTS

Certain information included in this report contains, and other reports or materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company or its management) contain or will contain, “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, Section 27A of the Securities Act of 1933, as amended, and pursuant to the Private Securities Litigation Reform Act of 1995. The forward-looking statements may relate to financial results and plans for future business activities, and are thus prospective. The forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by the forward-looking statements. They can be identified by the use of terminology such as “may,” “will,” “expect,” “believe,” “intend,” “plan,” “estimate,” “anticipate,” “should” and other comparable terms or the negative of them. You are cautioned that, while forward-looking statements reflect management’s good faith belief and best judgment based upon current information, they are not guarantees of future performance and are subject to known and unknown risks and uncertainties.

Factors that could affect Rentech’s results include our ability to obtain financing for acquisitions, capital expenditures and working capital purposes; obtaining financing for the construction of our proposed synthetic fuels plant in Adams County, Mississippi near the city of Natchez; our acquisition, construction, or conversion of other plants to produce liquid hydrocarbon products using our technology; our ability to obtain natural gas at reasonable prices to economically run our East Dubuque Plant; our ability to secure feedstock supply contracts on reasonable terms for our proposed Natchez project; sales prices for the products of the East Dubuque Plant; our ability to successfully integrate and operate other acquisitions; environmental requirements including potential regulation of greenhouse gas emissions; success in obtaining customers or licensees for our technology, products and services; the decision of our licensees, potential licensees, joint developers and potential joint developers to proceed with and the timing and success of any project using our technology; the entry into definitive agreements with others related to a project; and the risk factors detailed in “Part II, Item 1A. Risk Factors” below and from time to time, in the Company’s periodic reports and registration statements filed with the Securities and Exchange Commission.

Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995, and thus are current only as of the date made. Other factors that could cause actual results to differ from those reflected in the forward-looking statements include dangers associated with facilities construction and operation of gas processing plants like those using the Rentech Process, risks inherent in making investments and conducting business in foreign countries, protection of intellectual property rights, competition, the impact of potential greenhouse gas emissions legislation on our business and other risks described in this report.

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

An Overview of our Company

Rentech, Inc. offers technologies that utilize domestic resources economically to produce ultra-clean synthetic fuels and chemicals. We are also actively pursuing international commercialization of our technology. We were incorporated in 1981 to develop technologies that transform under-utilized domestic energy resources into valuable and clean alternative fuels and chemicals. These energy resources include coal, petroleum coke, biomass, natural gas and municipal solid waste. We have developed an advanced derivative of the well-established Fischer-Tropsch, or FT, process for manufacturing diesel fuel and other fuel products. Our proprietary advanced derivative of the FT process, which we refer to as the Rentech Process, efficiently converts synthesis gas, referred to as syngas, derived from coal, petroleum coke, biomass, natural gas or municipal solid waste into liquid hydrocarbon products, including ultra clean diesel fuel, jet fuel, naphtha, specialty chemicals and other fuel products.

The fuels, power and chemicals we can produce carry unique and differentiating characteristics which we believe will facilitate economic deployment of the Rentech Process in large scale commercial projects. First, because our process is able to utilize solids containing carbon such as coal as a principal feedstock, we are able to take advantage of the relative lack of volatility of coal prices compared to other hydrocarbon-based fossil feedstocks such as natural gas. Second, since the fuels derived from our proprietary process have a longer shelf life than comparable petroleum derived fuels and can be manufactured using domestic resources, they can effectively address national security issues and priorities driven by foreign control of oil reserves, rising demand and limited domestic petroleum refining capacity. Third, fuels produced by the Rentech Process are cleaner burning than petroleum-based fuels and any emissions created by the clean burning fuels are well within the requirements of all current and promulgated environmental rules applicable to diesel engines and lower than those produced by ultra low sulfur diesel. Finally, because our products will be able to utilize existing infrastructure including pipelines and engines, there are no infrastructure based prohibitions on immediate and widespread adoption of fuels produced by the Rentech Process.

Our business has historically focused on research and development of the Rentech Process and licensing it to third parties. During 2004, we decided to directly deploy our technology in select domestic projects in order to demonstrate commercial operation of the Rentech Process. We initially implemented this strategy by purchasing a company that owns a natural gas-fed nitrogen fertilizer production plant in East Dubuque, Illinois, which we renamed Rentech Energy Midwest Corporation (“REMC”). We planned to convert the REMC plant into a coal fed facility and gasify the coal to produce fertilizer and synthetic fuels by deploying the Rentech Process. We recently announced that we will build our first commercial scale synthetic fuels plant utilizing the Rentech Process at the site of our proposed Strategic Fuels and Chemicals Complex in Adams County, Mississippi, near the city of Natchez (the “Natchez Project”), rather than at our fertilizer plant in East Dubuque, Illinois (the “East Dubuque Plant”). As a result, we recognized an impairment in our consolidated financial statements associated with the shift to the Natchez Project of approximately $38 million. However, the commercialization of the Rentech Process and the operation of the East Dubuque Plant remain a top priority for the Company. For more information regarding the impairment in our consolidated financial statements, refer to the information provided under Note 8 to the Consolidated Financial Statements included in Part IV, Item 15 of this Form 10-K or in our Current Report on Form 8-K filed December 4, 2007.

Although the Company will focus on the development of the Natchez Project, we will continue to pursue other projects that utilize the Rentech Process, including projects on sites located in Mingo County, West Virginia, Northern California, certain western states and areas of the Midwest. The viability of these projects will depend on several different factors, including without limitation, the results of feasibility studies, regional and governmental support, greenhouse gas legislation, financing sources and potential partners.

In addition to plans for building commercial scale facilities using the Rentech Process and operating our fertilizer plant, Rentech’s business includes finalizing the construction of and operating our Product Demonstration Unit, or PDU, which is located outside of Denver in Commerce City, Colorado. The PDU is designed for small scale production of ultra-clean diesel and aviation fuels, naphtha, specialty waxes and petrochemicals using five feedstocks — coal, petroleum coke, biomass, natural gas and municipal solid waste, and for other research and development of the Rentech Process. We expect that the PDU will enable us to demonstrate the commercial viability and efficiency of the Rentech Process, and to deliver sample products to potential customers for testing purposes. We believe the ability to test our products as well as the demonstration of the Rentech Process will enhance our ability to enter into long-term off-take contracts for the products which would be produced at our commercial size facilities. Rentech remains on its current schedule to begin synthetic fuel production at the PDU in the spring of 2008.

Our Company executive offices are located at 10877 Wilshire Blvd., Suite 710, Los Angeles CA 90024. Our telephone number is (310) 571-9800. The Internet address for our website is www.rentechinc.com.

The Natchez Project

We believe constructing a commercial facility in Adams County, Mississippi near the city of Natchez will be the best way to commercially deploy the Rentech Process, while maximizing the value to shareholders that the East Dubuque Plant has been delivering. Our recent focus on the construction and development of our first commercial scale reactor at Natchez rather than at the East Dubuque Plant is being driven by several factors including: the uncertainty surrounding proposed greenhouse gas legislation and related uncertainty as to how related compliance costs could increase operating costs at the East Dubuque Plant; strong pricing and demand for fertilizer products from the East Dubuque Plant; stabilized natural gas prices; and rising construction costs.

We estimate that we can build and operate a full commercial scale reactor for a lower overall capital cost at the Natchez Project than the proposed conversion project at the East Dubuque Plant. This will be accomplished by building the Natchez Project in two phases. Our preliminary estimate indicates that Phase 1 can be completed for approximately half of the cost estimate of the original conversion project at the East Dubuque Plant. Once Phase 1 is completed, the Natchez Project is expected to offer a good platform for expansion into a large volume fuels and chemicals production facility. This will enable us to achieve design, cost and efficiency improvements and benefit from economies of scale.

We are targeting to complete Phase 1 of the Natchez Project, the production of 1,600 barrels per day, in 2011. Using the patented Rentech Process, Phase 1 of the Natchez Project will be designed to use coal or petroleum coke, the composition of which will be dependent upon the gasifiers that we choose to utilize. The coal and petroleum coke feedstock will be combined with at least 5% (as measured by energy content) of biomass, which we expect will lower the overall carbon dioxide emissions of the facility. In addition, we intend to use technology permitting carbon dioxide produced during gasification at this facility to be captured and sold under an existing long-term agreement that our subsidiary Rentech Development Corporation (“RDC”) has with Denbury Resources, Inc. (“Denbury”) for enhanced oil recovery in the region. By deploying carbon capture and sequestration of approximately 75%, as well as using a biomass blend in the gasification process, government studies about carbon dioxide emissions indicate that the production of fuels at the Natchez Project could be substantially lower than those generated in the production of petroleum-derived fuels. We, and potentially a partner or partners, are also targeting to construct Phase 2 of the Natchez Project, which would add an expected 28,000 barrels per day of production capacity to the facility.

Funding for completion of Phase 1 and Phase 2 is expected to come from a variety of sources. We anticipate raising the financing for Phase 1 sometime in the next 15 to 20 months. We expect the Phase 1 financing to come from a combination of the following: portions of the $2.75 billion inducement resolution of tax exempt and taxable bonds approved for future issuance by the Mississippi Business Finance Corporation, contributions from potential equity partners, equity issued by Rentech, Inc. or project financing. Also, in April 2006, the State of Mississippi enacted a $15 million state funding initiative, included in House Bill 1634, providing for site improvements at the location of the Natchez Project. Such funding would be subject to the Company meeting certain financial, employment and other criteria. We will also pursue Federal and State grant and loan programs and other sources of financing support.

Other Potential Projects Utilizing the Rentech Process

We recently completed the scoping phase of a potential project to be located in Mingo County, West Virginia (the “Mingo Project”). The Mingo Project is planned to be a coal and biomass to liquids (“CBTL”) facility. This past summer we signed a development agreement with the Mingo County Redevelopment Authority to begin the feasibility study phase of the Mingo Project. In addition, the Mingo County Redevelopment Authority’s application for a grant from the Appalachian Regional Commission has been selected for funding consideration. We plan to conduct biomass feedstock testing at our PDU for the Mingo Project.

We have entered into a Joint Development Agreement with Solena Group for a 1,500 to 3,000 barrels per day standalone biomass facility that would be used to turn biomass into jet fuel and naphtha utilizing Solena’s propriety gasification process and our proprietary Rentech Process. Solena Group, a global power production company that builds, owns and operates renewable clean energy plants, is 25% owned by Acciona Energy, a world leader in the renewable energy sector. We have identified the site in Northern California and feedstock sources for this facility. We expect this facility to be the first commercial biomass to jet fuel production facility in the country. FT fuels are the only alternative fuels that can be used in the commercial aviation industry today. The United States military has certified the use of synthetic fuels for the B-52H and intends to qualify the C-17 fleet next year. On December 17, 2007 an Air Force C-17 transport plane using a blend of synthetic fuel is scheduled to make its first cross-country flight.

We currently have one active license arrangement. On January 12, 2006, we entered into a Master License Agreement with DKRW-Advanced Fuels, LLC (“DKRW-AF”) for the use of our coal-to-liquids (“CTL”) technology and a related Site License Agreement with DKRW-AF’s wholly owned-subsidiary, Medicine Bow Fuels & Power, LLC, (“MBFP”) with respect to its proposed Medicine Bow Project in Carbon County, Wyoming. DKRW-AF is planning to expand its production capability to include gasoline at the Medicine Bow Project. However, it will simultaneously continue to develop a FT coal-to-diesel facility under its existing site license agreement with Rentech. Upon successful completion of this development, MBFP would use the Rentech Process and purchase catalyst developed by Rentech for the plant. In addition, the Company would be entitled to receive license fees based on plant production capacity and achievement of certain milestones as set forth in the agreement.

We are discussing proposals with owners of energy feedstocks for the joint development of alternative fuels projects and the use of the Rentech Process under selective licensing arrangements. On July 17, 2006, we entered into a Joint Development Agreement with Peabody Energy Corporation (“Peabody”), for the co-development of CTL projects, which would be located on Peabody coal reserves. The projects would convert coal into ultra-clean transportation fuels using the Rentech Process.

Financial Information About Our Business Segments

Financial information about our business segments is provided in Note 17 of our Consolidated Financial Statements.

Business Strategy

Our strategic objective is to establish the Rentech Process as the standard technological platform for the production of ultra-clean synthetic fuels in North America and throughout the world using a variety of feedstocks including coal, petroleum coke, biomass, natural gas and municipal solid waste. Key elements of our strategy include:

Commercialize the Rentech Process in the most economical, efficient and environmentally sound manner.  We believe that it is important to construct a commercial scale plant to demonstrate the Rentech Process as a superior process for producing synthetic fuels which can supplement our country’s fuel supply with non-petroleum derived transportation fuels. By constructing the Natchez Project in two separate phases, we believe we can construct a commercial scale Rentech Process reactor facility with more certainty and in less time than would be required if we initially constructed a 28,000 barrel per day facility to manufacture our ultra clean synthetic fuels and chemicals. We also believe that Phase 1 of the Natchez Project will be more cost effective and have a smaller carbon footprint than the conversion our East Dubuque Plant at this time. We believe that the completion of Phase 1 will help us obtain the support we need to complete Phase 2 of the Natchez Project and produce larger quantities of commercial Rentech fuels and chemicals. The economic returns at our East Dubuque Plant have exceeded expectations, and the Adams County, Mississippi site offers an exceptional carbon reduction solution in that we expect to sell the carbon dioxide produced at the facility to Denbury under a long-term contract for enhanced oil recovery in the region.

Strategically build projects in the United States utilizing the Rentech Process.  We intend to develop projects where the design is both replicable and scalable. In addition to the Natchez Project and the Mingo Project, we plan to focus on projects where there are strategic resources and markets available. We believe we will be able to leverage the engineering, design and construction associated with each facility, thereby reducing the required capital and technical resources for each subsequent project. We will target projects where the scale-up opportunities are such that, over time, we can achieve production capacity of up to 50,000 barrels per day of synthetic fuels. While our technology would enable us to pursue larger projects, we believe that small to medium sized projects require less capital and development time.

Continue investment in our research and development program.  We intend to continue to invest in advancing our technology. We have a development and testing laboratory located at our PDU. The laboratory contains equipment and support facilities that provide us with a resource for the continued development and testing of our Fischer-Tropsch technology. Our laboratory and engineering staff currently consists of approximately 30 employees.

Our principal research and development efforts at our laboratory are focused on increasing the efficiency of the catalyst we use in producing Rentech products and validating our ability to cost-effectively remove catalysts from our wax produced in our reactor. We are also developing additional Rentech catalysts to further increase the efficiency of converting feedstock into liquid hydrocarbons, and working on other ways of reducing the cost of our process. Our research efforts are focused on supporting our goal of achieving commercial use of the Rentech Process with as many types of hydrocarbon feedstocks as are available.

Construction at the PDU is currently being finalized on a site we own in Commerce City, Colorado. The PDU will serve as a platform to allow us to remain a leader in alternative fuels technology. We are building and operating on the site what we believe will be the United States’ first fully integrated Fischer-Tropsch CBTL product demonstration research facility which includes a pilot plant consisting of a bubble column slurry reactor. This facility is expected to produce ultra-clean diesel fuel and other fuel products from various domestic coals, petroleum coke, biomass, natural gas and municipal solid waste feedstocks on a demonstration scale. Initially we will utilize natural gas and a steam methane reformer as the source of syngas. We will also continue work on installing gasification at the PDU to provide syngas from solids including coal, biomass and municipal solid waste. With the PDU in operation, we believe we will be able to further optimize the operating conditions of the FT synthesis and upgrading section for producing different specialized types of fuels. The products from the facility will be used to supply test quantities of synthetic fuels to potential licensees and customers. We expect first production of synthetic fuels at the PDU by the spring of 2008. We currently estimate that construction of the PDU will cost approximately $61 million, including approximately $7 million in costs for the steam methane reformer. During the fiscal years ended September 30, 2007, 2006, and 2005, we spent $43,127,000, $12,054,000 and $496,000, respectively, on research and development activities on the Rentech Process.

Extend the reach of Rentech technology through licensing.  We plan to continue to market the licensing of our technology for coal and other carbon bearing feedstock such as petroleum coke, biomass and municipal solid waste to enhance the deployment and acceptance of our technology. We believe that successful commercialization of the Rentech Process will enhance our licensing opportunities, resulting in additional revenue streams.

Under a typical licensing arrangement, we would expect to have the right to receive license fees and ongoing royalties for hydrocarbons produced by process plants that use the Rentech Process. We would also expect to receive fees for providing our catalyst and technical services to licensees. After we grant a license, our licensees are responsible for financing, constructing and operating their own facilities that will use our licensed technology.

Licensees must also acquire their own feedstock and sell the products that their facilities produce. We generally would expect licensees who contract with us, will, under our direction and oversight, have fabricators, that have been qualified by us, supply the syngas reactor modules.

Our Proprietary Rentech Process

Our proprietary Rentech Process is a significant enhancement of the Fischer-Tropsch technology originally developed in the 1920s. Prior to application of the Rentech Process, hydrocarbon feedstocks including coal, petroleum coke, biomass, natural gas and municipal solid waste are reformed or gasified by various commercially available processes into syngas. The syngas is then converted through the Rentech Process into differentiated liquid hydrocarbon products in a reactor vessel containing Rentech’s patented and proprietary catalyst, and then upgraded with commercially available refining processes.

Rentech Technology

The Rentech Process that is the basis of our technology is one step in a three stage chemical process by which carbon-bearing materials are converted into synthetic liquid hydrocarbons. The three stages are described below.

•	In the first stage, commercially available technologies, such as gasification or steam methane reforming, convert carbon-bearing material into syngas, which is a mixture of hydrogen and carbon monoxide. Oxygen is usually added for the efficient conversion of any solid or liquid feedstock. The addition of oxygen may also be necessary in processes that use gaseous feedstocks, depending on the technology selected, to reform the gaseous feedstocks into the desired composition of syngas.

•	In the second stage, the syngas created in stage one is fed through a Fischer-Tropsch reactor and chemically altered in the presence of a catalyst to form synthetic liquid hydrocarbon products. The catalyst may be iron-based, as is the case in the Rentech Process, or cobalt based. This is the stage where the Rentech Process is applied.

•	In the third stage, the synthetic hydrocarbon products are upgraded on site with a commercially available refining technology by distillation or other conventional processing steps to the specifications required for the target market.

The Fischer-Tropsch process was first used in Germany during World War II in commercial scale industrial facilities constructed with government funding. These facilities used coal as feedstock for the syngas and primarily produced diesel fuel. After World War II, others, notably the South African government, the United States Bureau of Mines and several companies in the United States, began research and development for improvements to the Fischer-Tropsch process. The efforts to develop advances in FT technology in the United States were abandoned by the 1960s because conventionally refined liquid hydrocarbons were available in the United States at costs lower than FT synthetic fuels. The OPEC oil embargo of 1973 created fuel shortages worldwide, especially in the United States, renewing interest by several companies in Fischer-Tropsch technology. Several companies, including ours, began work in the 1970s and 1980s to develop proprietary FT processes.

Development of the Rentech Process

We developed our Fischer-Tropsch technology in the early 1980s, based on prior research and development efforts conducted by two of our founders, Dr. Charles Benham and Dr. Mark Bohn. The ability of the Rentech Process to convert syngas into valuable liquid hydrocarbons has been demonstrated over the course of our history.

Use of the Rentech Process in a Fischer-Tropsch facility was successfully demonstrated in 1992 and 1993 at the Synhytech facility located in Pueblo, Colorado. The Synhytech facility was designed to produce up to 235 barrels of liquid hydrocarbons per day. Fuel Resources Development Company (“Fuelco”), our Licensee at that time, had full control of the supply of syngas and the construction and operation of the facility. We designed, fabricated and operated the Fischer-Tropsch reactors and provided our catalyst for use in the FT reactors. Fuelco constructed the facility at the Pueblo municipal landfill, with the intent of using, at minimal cost, the methane and carbon dioxide in the landfill gas that was generated each day from the decomposition of the landfill material. Although the Rentech Process performed as expected to produce liquid hydrocarbons, Fuelco determined that the volume and the energy content of the landfill gas it captured were inadequate to operate the facility on an economic basis, and thus ceased operation of the facility.

We obtained ownership and control of the Synhytech facility in 1993. In order to further evaluate performance of the Rentech Process, we decided to operate the facility for a short period of time using natural gas supplied by pipeline as the feedstock. In July and August 1993, we operated the facility continuously for three weeks. The results confirmed that the Rentech Process operated successfully and that we had the ability to produce the desired products. We closed the Synhytech facility at the end of 1993 because no cost-efficient source of natural gas feedstock was available or convenient.

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

Competition in Fischer-Tropsch Technology

The development of Fischer-Tropsch technology for the production of liquid hydrocarbon products like ours is highly competitive. Several major integrated oil companies as well as several smaller companies, such as ExxonMobil, the Royal Dutch/Shell group, Statoil and BP, have developed or are developing competing technologies.

The fundamental differences between the various FT technologies developed by us and our competitors are the FT catalyst, the syngas reactors where the syngas reacts with the catalyst, and for iron catalysts, the process for separating it from the wax product. The Rentech Process uses its proprietary iron based catalyst which permits the efficient use of a wider range of feedstocks than cobalt based catalysts. We believe that most of our competitors use cobalt based catalysts. The Rentech Process also includes a patented process for separation of the Rentech catalyst from the wax product. Developing commercial FT technology requires significant capital and time, which we believe provides a material barrier to new competitors. Our focus on developing small to medium sized facilities require less capital and time for construction than larger capacity facilities.

Sources of Feedstocks for the Rentech Process

Economic use of the Rentech Process requires substantial quantities of inexpensive carbon bearing solids or gases that can be economically converted into syngas. We believe that coal, which is available in great quantities in the United States, is the best source of feedstock for the Rentech Process in the United States. Based on current market prices, we believe we can obtain and gasify a wide-variety of coal types to produce the syngas that we use in the Rentech Process at significantly lower costs than if we were to use a natural gas feedstock.

In the United States, there are vast deposits of coal estimated at approximately 490 billion tons of demonstrated reserves and approximately 270 billion tons of recoverable reserves. Coal represents as much as 95% of the domestic fossil energy reserves on an energy equivalent basis according to the United States Department of Energy. In 2006, total coal production in the United States as estimated by the United States Department of Energy was approximately 1.16 million short tons. Due to the extensive supply, coal prices have been historically stable compared to prices for oil and natural gas in the United States. Prices for oil have recently reached record levels and prices for natural gas spiked at record levels in 2005, but have since come down.

Other potential feedstocks for the Rentech Process include heavy crude oil and heavy, high-sulfur residual materials created as a byproduct of the crude oil refining process. These residual materials are commonly referred to as petroleum coke or refinery bottoms. Some petroleum coke, unless treated at considerable expense, must be disposed of as a hazardous material. If the residues are gasified, or transformed into syngas for use in the Rentech Process, they could be converted by our process into higher value synthetic fuel products. Natural gas, plant and plant derived materials, commonly referred to as biomass and municipal solid waste may also be gasified and could serve as potential feedstock for the Rentech Process.

Products and Markets for Liquid Hydrocarbon Products

Facilities using the Rentech Process can be designed and configured to produce a variety of liquid hydrocarbon products. Our synthetic liquid hydrocarbon products are similar to analogous products derived from crude oil refining, but have environmental benefits that conventional petroleum based refinery products do not possess.

The products we can produce using the Rentech Process include:

•	clean burning, premium grade diesel fuel that is valuable as both a stand-alone product and a blending component;

•	clean burning, jet fuels;

•	naphthas useful as a feedstock for chemical processing;

•	specialty products such as waxes useful in hot-melt adhesives, inks and coatings;

•	normal paraffins;

•	other wax-based products; and

•	a variety of other chemical intermediaries.

Because of the way they are produced, our liquid hydrocarbon products are substantially free of contaminants usually found in crude oil, such as sulfur, aromatics, nitrogen and heavy metals. Vehicle engine tests of our synthetic diesel fuel conducted by independent labs have demonstrated that our synthetic diesel fuel is clean burning with excellent combustion qualities, and substantially reduces harmful air emissions from vehicles. Our diesel fuel can be used directly or as a blending component with conventionally refined petroleum diesel to reduce harmful emissions. Moreover, we believe our diesel fuel can be used in currently available diesel engines without requiring any modifications to the engines, and can be delivered to end-users with no modifications to delivery infrastructure.

Clean Air Regulations

The Clean Air Act Amendments of 1990 (the “CAAA”) established several programs in order to improve air quality by, among other things, imposing restrictions on the emissions of hazardous pollutants into the atmosphere. As a means to address common sources of air pollution such as automobiles, trucks and electric power plants, the CAAA encourages the development and sale of alternative fuels as the nation attempts to meet national air quality standards. In addition, beginning on October 15, 2006, the United States Environmental Protection Agency (the “EPA”) required diesel vehicles traveling on interstate highways to operate using ultra-low sulfur diesel. The EPA has also started to phase-in a program to reduce the permissible sulfur content in highway diesel fuel from 500 parts per million to 15 parts per million by June 1, 2010. Furthermore, California has promulgated state specific standards to reduce the sulfur content of diesel fuel. Synthetic diesel fuel produced using the Rentech Process currently exceeds Federal and state low-sulfur standards, is clean burning fuel, and should therefore be attractive to fuel buyers and users.

Government Incentives

In 2000, Congress designated domestically produced Fischer-Tropsch fuels made from natural gas as an alternative fuel under the Energy Policy Act of 1992. This act also designates liquid fuels derived from coal as an “alternative fuel.”

The Energy Policy Act of 2005 (“EPACT 2005”) provides for tax credits, grants, loan guarantees and other incentives to stimulate coal gasification into Fischer-Tropsch fuels and chemicals. EPACT 2005 provides a 20% tax credit for qualifying gasification projects, including by entities which produce chemicals, fertilizers, glass, steel, and forest products. In order to qualify for the tax credit, coal must comprise at least 90% of fuels required for “production of chemical feedstocks, liquid transportation fuels or coproduction of electricity.” EPACT 2005 also authorizes grants for gasification and gasification co-production, which includes the production of Fischer-Tropsch fuels, fertilizer and electricity, as well as comprehensive loan guarantees for up to 80% of the project cost for deployment and commercialization of innovative technologies including gasification projects and gasifying coal to produce “ultra-clean premium fuels through Fischer-Tropsch process.” EPACT 2005 incentives may be used together with tax credits provided by the statute. We anticipate that our proposed projects may qualify for us to receive grants, loan guarantees and other incentives under EPACT 2005.

EPACT 2005 requires the Secretary of Defense to develop a strategy to use fuel produced from coal, tar sands and shale, and authorizes the U.S. Department of Defense to enter into multi-year procurement contracts.

The Highway Reauthorization and Excise Tax Simplification Act of 2005 (the “Highway Act”) also provides a $0.50 per gallon fuel excise tax credit for “any liquid fuel derived from coal (including peat) through the Fischer-Tropsch process.”

We believe the projects that produce product(s) developed with the Rentech Process may, in appropriate circumstances, be eligible for one of more of the above incentives.

Acquisition of REMC

On April 26, 2006, we completed our acquisition of Royster-Clark Nitrogen, Inc. (subsequently renamed REMC) through a subsidiary for the purchase price of $50 million, plus an amount equal to net working capital of REMC, which was approximately $20 million. REMC owns the East Dubuque Plant which is capable of producing 830 tons per day of anhydrous ammonia from natural gas. As a result of the acquisition, our principal revenues and cost of sales are now derived from operation of the East Dubuque Plant. We initially planned to convert the East Dubuque Plant into a coal gasification to fertilizer and synthetic fuels facility by adding the Rentech Process, but as discussed above we have shifted our focus to the Natchez Project. Therefore we will continue to operate the East Dubuque Plant for the production of nitrogen fertilizer products. We also plan to continue pursuing grants from the Federal Government and State of Illinois for a proposed biomass energy technology center at the East Dubuque Plant. The proposed center is expected to focus on the development and production of advanced bio-fuels and/or bio-fertilizer and is expected to include installation of biomass gasification technologies at the plant.

Business of Rentech Energy Midwest Corporation

The following description relates to the business of our subsidiary REMC as presently conducted.

Production Facility

The East Dubuque Plant is designed to produce anhydrous ammonia, nitric acid, ammonium nitrate solution, liquid and granular urea, nitrogen solutions (urea ammonium nitrate solution, or UAN) and carbon dioxide using natural gas as a feedstock. East Dubuque is located in the northwest corner of Illinois, and the facility is located on a 100 foot bluff above the Mississippi River.

The facility operates continuously, except for planned shutdowns for maintenance and efficiency improvements, and has historically operated at full capacity except for temporary cutbacks or shutdowns for maintenance or extraordinary market conditions. The facility can optimize the product mix according to swings in demand and pricing for its various products. During the fiscal year ended September 30, 2007, the facility produced approximately 1.03 million tons of these products, compared to approximately 0.92 million tons in the 12 month period ended September 30, 2006. Some products were sold as produced, and others were consumed in the production of upgraded nitrogen products. Final products shipped from the facility during the fiscal year ended September 30, 2007 totaled approximately 468,000 tons of ammonia and upgraded nitrogen products, compared to approximately 380,000 tons in the 12 month period ended September 30, 2006. Carbon dioxide shipments totaled approximately 103,000 tons and 111,000 tons in the 12 month periods ended September 30, 2007 and 2006, respectively.

The following table sets forth the East Dubuque Plant’s current rated production capacity for the listed nitrogen fertilizer products in tons per day.

Capacity
Plant	(Tons per Day)

Anhydrous Ammonia	830
UAN Blending	1,100
Ammonium nitrate	600
Urea synthesis	400
Urea granulation	140
Nitric acid (2 plants)	380
Carbon Dioxide	650

Products

REMC’s product sales are heavily weighted toward anhydrous ammonia and UAN, which typically make up over 80% of total revenues. Products sold include anhydrous ammonia, UAN, nitric acid, carbon dioxide and granular and liquid urea. A majority of its products are sold through a Distribution Agreement with Agrium U.S.A., Inc. (“Agrium”) with the exception of carbon dioxide which is sold to industrial customers, generally on a contract basis. Although anhydrous ammonia and UAN are often interchangeable, each has its own characteristics, and customer product preferences vary according to the crop planted, soil and weather conditions, regional farming practices, relative prices and the cost and availability of appropriate storage, handling and application equipment. A more detailed description of REMC’s products follows below:

Anhydrous Ammonia.  REMC produces anhydrous ammonia (often referred to simply as “ammonia”), the simplest form of nitrogen fertilizer and the feedstock for the production of other nitrogen fertilizers. Ammonia is produced by reacting natural gas with steam and air at high temperatures and pressures in the presence of catalysts. The ammonia processing unit has a current rated capacity of 830 tons per day. Ammonia product storage consists of two 20,000 ton tanks. Ammonia is used in the production of all other products produced by the East Dubuque Plant, except for carbon dioxide.

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

UAN.  UAN is produced by combining urea solution and ammonium nitrate solution. An aqueous solution of ammonium nitrate, referred to as AN, an intermediate in UAN manufacture, is produced in a separate AN unit by neutralizing nitric acid with ammonia. No solid ammonium nitrate is produced in the facility. UAN is a liquid fertilizer which has a slight ammonia odor and, unlike ammonia, it does not need to be refrigerated or pressurized when transported or stored. The East Dubuque Plant maintains two UAN storage tanks having a combined storage capacity of 80,000 tons.

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

Nitric Acid.  REMC produces nitric acid through two separate nitric acid plants. Nitric acid is produced through the catalytic combustion of ammonia vapor in air over a platinum-rhodium (precious metals) catalyst gauze and absorption of the nitric oxide in weak acid. Nitric acid is either sold to third parties or used within the facility for the production of ammonium nitrate solution, as an intermediate from which UAN is produced. Limited storage capacity is currently available at the facility, but sufficient storage is available for efficient product loading. Storage capacity has not been a limiting factor in the sale of nitric acid.

Carbon Dioxide.  Carbon dioxide (“CO2”) is a co-manufactured gaseous product in the manufacture of ammonia (approximately 1.1 tons of CO2 per ton of ammonia). Most plants vent the gas from their ammonia production to the atmosphere. The East Dubuque Plant has developed a market for the CO2 produced through conversion to a purified food grade liquid carbon dioxide. The CO2 is purified, compressed and chilled to condensing conditions. It is stored as a saturated liquid for later sale to various industrial customers. The facility is a certified producer of food grade liquid CO2 for the soft drink industry. The facility has storage capacity of approximately 1,900 tons of CO2. Negotiated contract agreements for CO2 allow for regular shipment of CO2 throughout the year, so the current storage capacity is adequate.

Marketing and Distribution

On April 26, 2006, our subsidiary, Rentech Development Corporation, entered into a Distribution Agreement with Royster-Clark Resources, LLC, who then assigned the agreement to Agrium. Pursuant to the Distribution Agreement, Agrium is obligated to use commercially reasonable efforts to promote the sale of, and to solicit and secure orders from its customers for nitrogen fertilizer products comprising anhydrous ammonia, granular urea, UAN solutions and nitric acid and related nitrogen-based products manufactured at the East Dubuque Plant. Agrium purchases approximately 71% of nitrogen fertilizer products manufactured at the facility for prices negotiated in good faith from time to time to fill its orders. We must pay Agrium a commission for these services. The Company’s rights under the Distribution Agreement include the right to store specified amounts of its ammonia at Agrium’s ammonia terminal in Niota, Illinois for a monthly fee. CO2 is not sold to Agrium, but marketed by REMC, generally on a contract by contract basis.

Seasonality and Volatility

The fertilizer business is seasonal, based upon the planting, growing and harvesting cycles. Inventories must be accumulated to allow for uninterrupted customer deliveries, and require significant storage capacity. The accumulation of inventory to be available for seasonal sales is financed though use of REMC’s revolving credit facility and by customer prepayments. This seasonality generally results in higher fertilizer prices during peak periods, with prices normally reaching their highest point in the spring, decreasing in the summer, and increasing again in the fall as depleted inventories are restored. Another seasonal factor affecting REMC is the ability to transport product via barges on the Mississippi River. During the winter, the Mississippi River cannot be used for transport due to river blockage from ice formations. The river closure affects how REMC can transport its products and can impact profitability due to differences in transportation costs.

Nitrogen fertilizer price levels are influenced by world supply and demand for ammonia and nitrogen based products. Long-term demand is affected by population growth and rising living standards that determine food consumption. Shorter-term demand is affected by world economic conditions and international trade decisions. Supply is affected by increasing worldwide capacity and the availability of nitrogen product imports from major producing regions and countries such as the former Soviet Union, the Middle East, South America and Trinidad. During the period 2002-2003, favorable nitrogen prices in the industry spurred capacity additions in the form of new and expanded production facilities. These production changes and escalation of natural gas prices in 2005 negatively impacted profitability of nitrogen manufacturing and resulted in some curtailments or shutdowns of North American nitrogen manufacturing capacity. Many of these shutdowns are expected to be permanent. Natural gas prices in 2007 and 2006 have trended down from the record high prices in 2005.

Raw Materials

The principal raw material used to produce manufactured nitrogen products is natural gas. REMC has historically purchased natural gas for use in the facility in the spot market, through the use of forward purchase contracts, or a combination of both. Forward purchase contracts have historically been used to lock in pricing for a portion of the facility’s natural gas requirements. These forward purchase contracts are generally either fixed-price or index-priced, short term in nature and for a fixed supply quantity. REMC is able to purchase natural gas at competitive prices due to its connection to the Northern Illinois Gas Company (“NICOR”) distribution system and its proximity to the Northern Natural Gas pipeline. Natural gas purchased and used in production was approximately 9.019 billion cubic feet and 7.996 billion cubic feet in the 12 month periods ended September 30, 2007 and September 30, 2006, respectively.

For the three years ended December 31, 2005, natural gas prices trended up due to various supply factors, including the increasing overall demand for natural gas from industrial users, which is affected, in part, by the general conditions of the United States economy, and other factors. In 2007 and 2006 natural gas prices have decreased from the record highs of 2005. Seasonal fluctuations exist within each year resulting from various supply and demand factors, such as the severity of winters affecting consumers’ consumption for heating, and the severity of summers affecting industrial demand by utilities for electrical generation, among other factors. Changes in levels of natural gas prices affected by supply factors and market prices of nitrogen products can materially affect REMC’s financial position and results of operations. REMC has not experienced difficulties in securing supplies of natural gas. Natural gas has been purchased at market prices, which are subject to price volatility.

Transportation

Natural gas is transported to the East Dubuque Plant through a connection to the natural gas pipeline from NICOR. Products are shipped by barge, truck and rail. The facility can ship ammonia and UAN through a barge dock on the Mississippi River. The East Dubuque Plant owns a rail spur that connects to the Burlington Northern Santa Fe Railway (“BNSF”). The Canadian National Railway Company also services the East Dubuque Plant and has rights to travel on the BNSF main line.

Competition

REMC competes with a number of domestic producers of nitrogen fertilizer products, many of which are larger than REMC. Customers for nitrogen fertilizer products make purchasing decisions principally on the delivered price and availability of the product. We plan to continue to operate the East Dubuque Plant with natural gas as the feedstock. To the extent that prices of natural gas increase, it will be more difficult for us to maintain a competitive price position with respect to our competitors.

Intellectual Property and Patents of the Company

We own 22 issued and 14 pending United States utility patents pertaining to the Rentech Process, which includes our proprietary Rentech Process, applications of our processes and the products produced, and the materials used in the Rentech Process. We also have nine issued and 16 pending foreign patents. Our patents claim the overall Rentech conversion process; a method for cracking produced waxes; a method of making and activating a promoted iron based catalyst for use in slurry synthesis reactors; production of a synthetic oxygenated diesel fuel; use of our oxygenated diesel fuel as an additive to conventional diesel fuel; control of the tail gas from our process to maximize either the production of electricity from our tail gas, FT products or a near-pure form of carbon dioxide; and integration of the Rentech Process with nitrogen fertilizer facilities to enable them to co-produce nitrogen fertilizers, FT fuels, and electricity.

Use of the Rentech Process requires use of our iron-based catalyst, which we have patented. Two of our patents include key elements of a process that improves the carbon conversion efficiency of the Rentech Process. We currently have several pending United States and foreign patent applications which claim improvements to certain aspects of the Rentech Process.

The term of a utility patent is generally 20 years from the date of filing an application with the United States Patent and Trademark Office (“USPTO”). If priority of an earlier application or applications is claimed, the term can end 20 years from the filing date of the earliest of such earlier applications. Patents that are in force on or that will issue on an application that is filed before June 8, 1995 have a term that is the greater of the “20 year term” noted above or 17 years from the patent grant. Our first patent matured from an application that was filed in 1992 and expires 17 years from grant. Our most recent applications were filed in 2007.

We have registered the RENTECH mark as a trademark with the USPTO to identify and distinguish our services from those of other companies. We have also filed trademark applications to register the RENTECH mark in certain foreign jurisdictions. We have filed intent to use trademark applications domestically and in foreign jurisdictions for product names that we intend to use for our products.

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

Regulation

The ownership and operation of nitrogen fertilizer and alternative fuel facilities are subject to extensive United States federal, state and local environmental, health and safety laws and regulations, including those governing and imposing liability for the discharge of pollutants into the air and water, the management and on-site and off-site disposal of chemicals, byproducts, including waste water and spent catalyst, and hazardous wastes, worker health and safety, the investigation and cleanup of contamination at currently and formerly owned or operated sites, as well as third party sites that may have been impacted by our operations, and for natural resource damages related to any releases of hazardous substances. The Company’s facilities and operations must comply with these environmental laws and regulations. For example, under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (“CERLA”), we could be held strictly or jointly and severally liable for the removal and remediation of any hazardous substance contamination at our currently or formerly owned or operated facilities, at off-site properties (where migration of contamination from our facilities occurred) and at third party waste disposal sites at which our wastes were disposed. Because of our operations, the history of industrial or commercial uses at our currently and formerly owned and operated facilities, and the use, production, disposal and possible release of hazardous substances and wastes at or from those facilities, we may be subject to liability under environmental laws. We could also be subject to liability for personal injury based on human exposure to or natural resource damages from hazardous substances or wastes released or disposed of at or from our currently or formerly owned or operated facilities.

In addition, some of our operations require environmental permits and controls to prevent or limit pollution to the environment. Compliance with laws, regulations and requisite permits could require us to curtail our operations or increase costs of designing, installing and operating our nitrogen fertilizer and alternative fuel facilities. For example, emissions from those facilities may require the installation of costly pollution control equipment in order to meet applicable environment legal and permit requirements.

Although we do not believe that costs for compliance with environmental and health and safety laws and regulations and applicable environmental permit requirements in connection with our current operations will have a material adverse effect on us, we cannot predict with certainty the future costs of complying with environmental laws, regulations and permit requirements or the costs that may be associated with investigation, remediating contamination or monitoring. The East Dubuque Plant has experienced some level of regulatory scrutiny in the past and we may be subject to further regulatory inspections, future requests for investigation relating to, or assertions of liability for, among other things, regulated materials management practices. In the future, we could incur material liabilities or costs related to environmental matters, and these environmental liabilities or costs (including fines or other sanctions) could have a material adverse effect on our business, operating results and financial condition.

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

Implementation of Carbon Dioxide Emissions Reduction Strategy

In an effort to respond to concerns over climate change, the U.S. Congress is considering various proposals to reduce greenhouse gas emissions, including carbon dioxide. Several bills have been introduced in Congress that would mandate greenhouse gas emission reductions, but none have become law, and presently there are no federal mandatory greenhouse gas requirements. While it is possible that Congress will adopt some form of mandatory greenhouse gas emission reductions legislation in the future, the timing and specific requirements of any such legislation are highly uncertain. Rentech is actively participating in the evolution of federal policy on this issue.

The greenhouse gas policy of the United States currently favors voluntary actions to reduce emissions and continued research and technology development over near-term mandatory greenhouse gas emission reduction requirements. In line with this policy, we are highly focused on initiatives to reduce greenhouse gas emissions, particularly carbon dioxide. The use of coal as a feedstock at any of our facilities will increase carbon dioxide emissions, so we have developed a formal plan for reduction of carbon dioxide emissions.

There are four distinct prongs to our strategy. First, we intend to test various types of biomass feedstock at our PDU once it has been completed. Doing so will enable us to evaluate the quantity and quality of syngas produced from various biomass feedstock and the relative amounts of carbon dioxide emissions created from such feedstocks. Second, we intend to install a small commercial biomass gasifier at the East Dubuque Plant, which we expect will be capable of producing 500 to 700 barrels per day of synthetic fuels derived from biomass. This will aid in the development of a co-feed of natural gas with biomass as an energy feedstock in lieu of using solely natural gas. Third, we intend to produce FT fuels on a commercial scale through a co-feeding of biomass with coal or petroleum coke at our facilities, starting with Phase 1 of the Natchez Project. A significant portion of the carbon dioxide that is produced at Natchez will be captured and sequestered and later sold pursuant to our agreement with Denbury. Finally, we intend to produce renewable ultra-clean synthetic fuels at small scale standalone biomass facilities. We have already started discussions with strategic partners, such as Solena Group for the first of these standalone biomass projects.

Petroleum Mud Logging, LLC Divestiture

In June 1999, we entered into the business of providing well logging services to companies in the oil and gas industry through our purchase of the assets of two established and related companies that had been providing services in these fields since 1964. We continued these businesses through our wholly-owned subsidiary, Petroleum Mud Logging, LLC (“PML”) with headquarters in Oklahoma City, Oklahoma. On November 15, 2006 we sold PML to privately held PML Exploration Services, LLC, for approximately $5.4 million in cash. For more information, please refer to Note 4 of our Consolidated Financial Statements.

Employees and Labor Relations

As of December 1, 2007, we had approximately 200 non-unionized and salaried employees, and approximately 90 unionized employees. We believe that we have good relations with our employees. Our subsidiary REMC has one labor contract in place covering the unionized employees. This contract was renewed for a six year term in October 2006. Neither the Company nor any of its subsidiaries, including REMC, have experienced work stoppages in the recent past.

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

ITEM 1A —	RISK FACTORS

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

Our liquidity and capital resources are limited. At September 30, 2007, we had working capital (current assets in excess of current liabilities) of $37,961,000, compared to working capital of $65,316,000 at September 30, 2006. We must raise substantial additional capital, not only to execute our business plan of commercializing and licensing the Rentech Process, constructing Phase 1 and Phase 2 of the Natchez Project facility and developing other plants, but also to continue our operations after existing funds are exhausted. The level of corporate activity required to pursue our business opportunities and objectives has resulted in a materially increased cash burn rate. We believe that our currently available cash, cash flows from operations, funds from the potential sale of assets and other plans, which could include additional debt or equity financing, will be sufficient to meet our cash operating needs through the fiscal year ending September 30, 2008. In order to fund our working capital requirements and to fund our other plans, we expect to issue additional shares of common stock, we may issue shares of convertible preferred stock or other securities convertible into or exercisable or exchangeable for common stock or we may enter into additional debt instruments. Some of the securities to be offered will not be registered under the Securities Act of 1933, and may not be offered or sold in the United States absent an available exemption from registration. A substantial increase in indebtedness could result in substantially increased interest costs and the issuance of additional preferred stock could increase dividend costs, as well as transactional and other costs.

We have never operated at a profit. If we do not achieve significant amounts of additional revenues and become profitable, we may be unable to continue our operations.

We have a history of operating losses and have never operated at a profit. From our inception on December 18, 1981 through September 30, 2007, we have incurred losses in the amount of $192,373,000. During the fiscal year ended September 30, 2007, we had a net loss of $91,717,000. If we do not achieve significant amounts of additional revenues and operate at a profit in the future, we may be unable to continue our operations at their current level. Ultimately, our ability to remain in business will depend upon earning a profit from commercialization of the Rentech Process. We have not been able to achieve sustained commercial use of the technology as of this time. Failure to do so would have a material adverse effect on our financial position, results of operations and prospects.

REMC’s operations may not be profitable and may require substantial working capital financing.

During fiscal 2007, REMC generated positive income from operations and contributed positive cash flow from operations. During fiscal 2006, REMC operated at a net loss, but provided positive cash flow from operations. Prior to our acquisition, the Nitrogen Fertilizer facility sustained losses and negative cash flows from operations. The loss in fiscal 2006, was the result, among other things, of very difficult market conditions in its industry, and of rapidly rising costs of the natural gas feedstock and energy required to produce nitrogen fertilizers. REMC’s business is extremely seasonal, with the result that working capital requirements in its off season are substantial. If we are not able to operate the East Dubuque Plant at a profit or if we are not able to access a sufficient amount of financing for working capital, our business, financial condition and results of operations would be materially adversely affected.

We do not expect our historical operating results to be indicative of future performance.

Historically, our business focused on the development and licensing of our technology. The business of our former wholly-owned subsidiary, PML, provided well logging services to the oil and gas industry, and other operations which have been discontinued. In the future, we expect to continue to operate the East Dubuque Plant and develop synthetic fuels production facilities using the Rentech Process, including the Natchez Project and the Mingo Project. We expect to finance a substantial part of the cost of these projects with indebtedness and the sale of equity securities. Some of the securities to be offered will not be registered under the Securities Act of 1933, and may not be offered or sold in the United States absent an available exemption from registration. Accordingly, our operating expenses, interest expense, and depreciation and amortization are all expected to increase materially if we continue to develop such projects and affect such financings. As a result, we do not expect that historical operating results will be indicative of future performance.

We most likely will continue to record higher compensation expense as a result of the implementation of Statement of Financial Accounting Standards 123(R).

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 123(R), Share-Based Payments, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee and director services received in exchange for an award of equity instruments based on the grant-date fair value of the award. We adopted SFAS 123(R) on October 1, 2005, using the modified prospective method for the adoption of its provisions, which results in the recognition of compensation expense for all share-based awards granted after the effective date and the recognition of compensation expense for all previously granted share-based awards that remain unvested at the effective date. However, because we previously accounted for share-based payments to employees and directors using the intrinsic value method, our results of operations have not included the recognition of compensation expense for the issuance of stock option awards. As a result of adopting SFAS 123(R), we recognized compensation expense of approximately $4,464,000 and $8,900,000 for the fiscal years ended September 30, 2007 and 2006. We believe that compensation expense recorded in periods after the implementation of SFAS 123(R) may be significantly higher than the amounts that would have been recorded in years prior to its adoption.

Failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on the market’s perception of our business and our ability to raise capital.

We have documented and tested our internal control over financial reporting procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act. The Sarbanes-Oxley Act requires management assessment of the effectiveness of our internal control over financial reporting and an audit of such internal control over financial reporting by our independent auditors addressing these assessments. This assessment may be complicated by any changes to our business operations and as such standards are modified, supplemented or amended from time to time. If we fail to maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. We continue to dedicate resources and management time to ensure that we have effective internal control over financial reporting. However, failure to achieve and maintain an effective internal control environment could have a material adverse effect on the market’s perception of our business and our ability to raise capital.

Risks Related to the Rentech Process

We and our licensees may be unable to successfully implement use of the Rentech Process at commercial scale synthetic fuels plants, including the proposed Natchez Project.

A variety of results necessary for successful operation of the Rentech Process could fail to occur at a commercial plant, including the Natchez Project. Results that could cause commercial scale synthetic fuels plants to be unsuccessful, and require design revisions, include:

•	reaction activity different than that demonstrated in laboratory and pilot plant operations, which could increase the amount of catalyst or number of reactors required to convert synthesis gas into liquid hydrocarbons;

•	shorter than anticipated catalyst life, which would require more frequent catalyst replacement or addition, catalyst purchases, or both;

•	insufficient catalyst separation from the crude wax product stream could impair the operation of the product upgrading unit;

•	product upgrading catalyst sensitivities to impurities in the crude synthetic fuel products, which would impair the efficiency and economics of the product upgrade unit and require design revisions;

•	higher than anticipated capital and operating costs to design, construct or reconfigure and operate a plant using the Rentech Process; and

•	higher than anticipated costs for the catalyst and other materials used to operate a plant using the Rentech Process.

If any of the foregoing were to occur, our capital and operating costs would increase. In addition, our projects or those of our licensees could experience mechanical difficulties, either related or unrelated to elements of the Rentech Process. Our failure to construct and operate a commercial scale synthetic fuels plant based on the Rentech Process could, and any such failure at the Natchez Project would, materially and adversely affect our business, results of operation, financial condition and prospects.

Our receipt of revenues from licensees is dependent on their ability to successfully develop, construct and operate synthetic fuels plants using the Rentech Process.

We market licenses for use of the Rentech Process, and have one active licensee at this time — the Master License Agreement we entered into with DKRW-AF and Site License Agreement with its wholly-owned subsidiary, MBFP, in January 2006. Under the license agreements, a licensee would be responsible for, among other things, obtaining governmental approvals and permits and sufficient financing for the large capital expenditures required. The ability of any licensee to accomplish these requirements, and the efforts, resources and timing schedules to be applied by a licensee, will be controlled by the licensee. Whether licensees are willing to expend the resources necessary to construct synthetic fuels plant(s) using the Rentech Process will depend on a variety of factors outside of our control, including the prevailing price outlook for crude oil, natural gas, coal, petroleum coke and refined products. In addition, our license agreements may generally be terminated by the licensee with cause. Furthermore, our potential licensees may not be restricted from pursuing alternative synthetic fuels technologies on their own or in collaboration with others, including our competitors, for projects other than the ones we might license in the future.

If our licensees do not proceed with commercial plants using the Rentech Process or do not successfully operate their plants, we will not significantly benefit from the licensing of the Rentech Process. To date, no licensee of the Rentech Process has proceeded to construct and operate a plant for which royalties on production would be due. If we do not receive payments under our license agreements, our anticipated revenues from licensing agreements will be diminished. This would harm our results of operations, financial condition and prospects.

Plants that would use the Rentech Process rely upon complex gas process systems. This creates risks of fire and explosions, which could cause severe damage and injuries, create liabilities for us, and materially and adversely affect our business.

Plants that use our technology process carbon-bearing materials, including coal, petroleum coke, biomass, natural gas and municipal solid waste into synthesis gas. These materials are highly flammable and explosive. Severe personal injuries and material property damage may result. If such accidents did occur, we or our licensees could have substantial liabilities and costs. We are not currently insured for these risks. Furthermore, accidents of this type would likely adversely affect operation of existing as well as proposed plants by increasing costs for safety features and procedures.

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

Industry rejection of the Rentech Process would adversely affect our ability to receive future license fees.

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

Our success depends in part on the successful and timely completion of our PDU and its subsequent operation.

We expect alternative fuels production at the PDU to begin in the spring of 2008. We currently estimate that construction of the PDU will cost approximately $61 million, including approximately $7 million in costs for the steam methane reformer. Our success in designing, constructing and operating a PDU on a timely basis is essential to our successful deployment of the Rentech Process as well as fulfilling our contractual obligations to DKRW-AF.

Under our agreement with DKRW-AF, as amended, we are required to satisfy certain testing procedures for the licensed technology at the PDU. We must also obtain governmental approvals and permits as well as procure equipment and materials on a timely basis for the PDU and a delay or failure in securing such governmental approvals, equipment and/or materials may cause significant harm to the Company. A variety of results necessary for successful operation of our Rentech Process could fail to be demonstrated by the PDU. In addition, our PDU could experience mechanical difficulties related or unrelated to the Rentech Process. If we are not able to successfully develop and operate a PDU utilizing the Rentech Process, this may cause a delay in our development of projects utilizing our Rentech Process, which would have a material adverse effect on our business, financial condition, results of operations and prospects and which may restrict our ability to obtain any further licensing agreements with third parties.

Our success depends on the performance of our management team, project development team and technology group. The loss of key individuals within these groups would disrupt our business operations.

Our success in implementing our business plan is substantially dependent upon the contributions of our management team, project development team and technology group. We do not have key man life insurance for any of our officers or key employees. Economic success of the Rentech Process depends upon several factors, including design of the synthesis gas reactors for the plants and startup to achieve optimal plant operations, which are highly reliant on the knowledge, skills, and relationships unique to our key personnel. Moreover, to successfully compete, we will be required to engage in continuous research and development regarding processes, products, markets and costs. Unexpected loss of the services of key employees could have a material adverse effect on our business, operating results, financial condition and prospects.

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

We rely on a combination of patents, trademarks, trade secrets and contractual restrictions to protect our proprietary rights. Our business and prospects depend largely upon our ability to maintain control of rights to exploit our intellectual property. Our published and issued patents both foreign and domestic provide us certain exclusive rights (subject to licenses we have granted to others) to exploit the Rentech Process. Our existing patents might be infringed upon, invalidated or circumvented by others. The availability of patents in foreign markets, and the nature of any protection against competition that may be afforded by those patents, is often difficult to predict and varies significantly from country to country. We, or our licensees, may choose not to seek, or may be unable to obtain, patent protection in a country that could potentially be an important market for our Fischer-Tropsch technology. The confidentiality agreements that are designed to protect our trade secrets could be breached, and we might not have adequate remedies for the breach. Additionally, our trade secrets and proprietary know-how might otherwise become known or be independently discovered by others.

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

Any required license might not be made available or, if available, might not be available on acceptable terms, and we could be prevented entirely from testing, marketing or commercializing the affected technology. We may have to expend substantial resources in litigation, enforcing our patents or defending against the infringement claims of others, or both. If we are unable to successfully maintain our technology, including the Rentech Process, against claims by others, our competitive position would be harmed and our revenues could be substantially reduced, and our business, operating results and financial condition could be materially and adversely affected.

The Rentech Process may not compete successfully against Fischer-Tropsch technology developed by our competitors, many of whom have significantly more resources.

The development of Fischer-Tropsch technology for the production of liquid hydrocarbon products like ours is highly competitive. The Rentech Process is based on Fischer-Tropsch processes that have been known for almost 90 years and used in synthetic fuel projects for almost 60 years. Several major integrated oil companies, as well as several smaller companies, have developed or are developing competing technologies that they may offer to license to our potential customers or use as the basis for a competing development project. Each of these companies, especially the major oil companies, have significantly more financial and other resources than we do to spend on developing, promoting, marketing and using their Fischer-Tropsch technology. The United States Department of Energy has also sponsored a number of research programs in Fischer-Tropsch technology. Advances by others in their Fischer-Tropsch technology might lower the cost of processes that compete with the Rentech Process. As our competitors continue to develop Fischer-Tropsch technologies, some part or all of our current technology could become obsolete. Our ability to create and maintain technological advantages is critical to our future success. As new technologies develop, we may be placed at a competitive disadvantage, and competitive pressures may force us to implement new technologies at a substantial cost. We may not be able to successfully develop or expend the financial resources necessary to acquire new technology.

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

Risks Related to Possible Inability to Complete Project Developments and the Financing Required for Construction and Subsequent Operation

We are pursuing alternative fuels projects, including at the Natchez Project that will involve substantial expense and risk.

We are pursuing opportunities to develop alternative fuels projects, including the two phase plan to develop an alternative fuels plant using the Rentech Process, in Adams County, Mississippi. We are also considering other alternative fuels projects, such as one in Mingo County, West Virginia. We do not have the financing for any of these projects. Moreover, the pursuit of such opportunities requires that we incur material expenses, including for financial, legal and other advisors, whether or not our efforts are successful. Our pursuit of any of these alternative fuel projects involves significant risks, and our failure to successfully develop these projects, or failure to operate them successfully after we have developed them, could have a material adverse effect on our financial position, results of operations and prospects.

The construction of the Natchez Project and the development of other alternative fuel projects will require several years and substantial financing, and may not be successful.

The engineering, design, procurement of materials, and construction necessary to build Phase I of the Natchez Project is currently estimated to cost approximately $450 million and be completed by 2011 or earlier. The engineering, design, procurement of materials and construction necessary to build Phase 2 is currently estimated to cost approximately $4.0 to $4.5 billion. We cannot make assurances that we will be able to obtain this financing at all, or in the time required, and our failure to do so would prevent us from implementing our business plan as expected. Further, acquisition and development of other alternative fuels projects could involve comparable or greater time commitments of capital, time and other resources. Moreover, we have never undertaken any such projects, and the duration, cost, and eventual success of our efforts are all uncertain.

We may not be able to successfully negotiate and execute the engineering, procurement and construction contracts with construction and other vendors necessary for the conversion and financing of the Natchez Project or other alternative fuel projects.

Construction of our proposed plant in Adams County, Mississippi and the development of other projects will require that we identify and arrive at acceptable contracts with construction and other vendors for which there is presently considerable demand due to strong economic conditions for infrastructure construction. Among these contracts required for development of a project may be an engineering, procurement and construction (“EPC”) contract that we seek to enter into with a prime contractor and with terms satisfactory to lenders in the project finance market. We cannot assure that we will be able to enter into such contracts on acceptable terms or at all, and our failure to do so would generally limit our access to project finance lenders who require that an acceptable EPC contract be in place before funding a project. If we are unable to enter into acceptable contracts with construction and other vendors related to our projects in the future, we would not be able to implement our business plan as expected and we would be materially adversely affected.

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

As of September 30, 2007, our total indebtedness was $57.9 million. The construction of Phase 1 of the Natchez Project is currently estimated to cost approximately $450 million and the construction of Phase 2 of the Natchez Project could cost approximately $4.0 to $4.5 billion. Each of Phase 1 and Phase 2 will require us to raise a significant amount of additional capital to finance the project. If we undertake additional projects, significant additional indebtedness may be required.

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

As of September 30, 2007, we had approximately $107 million of tax net operating loss carryforwards. Realization of any benefit from our tax net operating losses is dependent on: (1) our ability to generate future taxable income and (2) the absence of certain future “ownership changes” of our common stock. An “ownership change,” as defined in the applicable federal income tax rules, would place significant limitations, on an annual basis, on the use of such net operating losses to offset any future taxable income we may generate. Such limitations, in conjunction with the net operating loss expiration provisions, could effectively eliminate our ability to use a substantial portion of our net operating losses to offset any future taxable income.

It is possible that we have incurred one or more “ownership changes” in the past, in which case our ability to use our net operating losses would be limited. In addition, the issuance of shares of our common stock could cause an “ownership change” which would also limit our ability to use our net operating losses. Other issuances of shares of our common stock which could cause an ”ownership change” include the issuance of shares of common stock upon future conversion or exercise of outstanding options and warrants. In this regard, we contemplate that we would need to issue a substantial amount of additional shares of our common stock (or securities convertible into or exercisable or exchangeable for common stock) in connection with our proposed plans to finance the commercialization of the Rentech Process and the implementation of our business plan.

Risks Related to Our Operations of Plants

A reduction in government incentives for FT fuels, or the relaxation of clean air requirements, could materially reduce the demand for FT fuels or the Rentech Process.

Federal law provides incentives for FT fuels, and technologies that produce the FT fuels, such as the Rentech Process. For instance, the EPACT 2005 provides for tax credits, grants, loan guarantees and other incentives to stimulate coal gasification to Fischer-Tropsch fuels and chemicals. The Highway Act also provides a $0.50 per gallon fuel excise tax credit for FT fuels from coal. We anticipate that our proposed projects may qualify for us to receive the incentives under EPACT 2005 and that FT fuels produced with the Rentech Process would qualify for the Highway Act’s tax credit. In addition, certain federal regulations that restrict air pollution provide an incentive for the use of FT fuels because they comply with the regulations in cases where conventional fuels might not. Changes in federal law or policy could result in a reduction or elimination in the incentives that apply to us or our ability to take advantage of them, or a relaxation of the requirements with respect to air pollutants created by conventional fuels. As a result, the reduction or elimination of government incentives or the relaxation of air pollution requirements could have a material adverse effect on our financial condition, results of operations and prospects.

Changes in existing laws and regulations, or their interpretation, or the imposition of new restrictions relating to emissions of carbon dioxide may give rise to additional compliance costs or liabilities and could materially reduce the demand for FT fuels or the Rentech Process which could, in turn, have a material adverse effect on our business, financial condition, results of operations or prospects.

The application of the Rentech Process in CBTL projects relies on coal gasification technology to create the syngas that is used to produce FT fuels and other hydrocarbon products. Coal gasification breaks down coal into its components by subjecting it to high temperature and pressure, using steam and measured amounts of oxygen, which leads to the production of gaseous compounds, including CO2. Although the United States does not currently maintain comprehensive regulation of CO2 emissions, various legislative and regulatory measures to address green house gas emissions (such as CO2) are currently in various phases of discussion or implementation. These include the Kyoto Protocol as well as proposed federal legislation and state actions to develop statewide or regional programs, each of which have imposed or would impose reductions in green house gas emissions. Although the United States has not ratified the emissions standards called for under the Kyoto Protocol, or adopted other comprehensive regulations for green has gas emissions, the Kyoto Protocol’s specific emission targets for the United States would require the reduction of greenhouse gas emissions to 93% of 1990 levels over a five-year budget period from 2008 through 2012. Future restrictions on green house gas emissions could result in increased costs or liabilities associated with complying with such restrictions, or materially reduce the demand for FT fuels and the Rentech Process which, in turn, could have a material adverse effect on our business, financial condition, results of operations or prospects.

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

The price for coal or other feedstock in the open market is subject to volatility which could adversely affect us.

An increase in the price of coal or in other commodities that we may use as feedstock at our plants could also adversely affect our operating results. The prices of coal or other commodities that we might use as feedstock are subject to fluctuations due to a variety of factors that are beyond our control.

We could be subject to claims and liabilities under environmental, health and safety laws and regulations arising from the production and distribution of nitrogen fertilizers and alternative fuel products at our facilities.

The production and distribution of nitrogen fertilizers at the East Dubuque Plant, and alternative fuel products at that and any other alternative fuel facilities we may operate in the future, are subject to compliance with United States federal, state and local environmental, health and safety laws and regulations. These regulations govern operations and use, storage, handling, discharge and disposal of a variety of substances. For instance, under CERCLA, we could be held strictly or jointly and severally responsible for the removal and remediation of any hazardous substance contamination at our facilities, at neighboring properties (where migration from our facilities occurred) and at third party waste disposal sites. We could also be held liable for any consequences arising out of human exposure to these substances or other environmental damage. We may incur substantial costs to comply with these environmental, health and safety law requirements. We may also incur substantial costs for liabilities arising from past releases of, or exposure to, hazardous substances. In addition, we may discover currently unknown environmental problems or conditions. The discovery of currently unknown environmental problems or conditions, changes in environmental, health and safety laws and regulations or other unanticipated events could give rise to claims that may involve material expenditures or liabilities for us.

The market for natural gas has been volatile. If prices for natural gas increase significantly, we may not be able to economically operate the East Dubuque Plant.

Our operation of the East Dubuque Plant with natural gas as the feedstock exposes us to market risk due to increases in natural gas prices. There was a generally increasing trend in natural gas prices in recent years with prices reaching record highs in 2005 and then reducing in 2006 and 2007. This was due to various supply and demand factors, including the increasing overall demand for natural gas from industrial users, which is affected, in part, by the general conditions of the United States economy, and other factors. The profitability of operating the facility is significantly dependent on the cost of natural gas as feedstock and the facility has operated in the past, and may operate in the future, at a net loss. Since we expect to purchase natural gas for use in the plant on the spot market we remain susceptible to fluctuations in the price of natural gas. We expect to also use short-term, fixed supply, fixed price forward purchase contracts to lock in pricing for a portion of our natural gas requirements. These may not protect us from increases in the cost of our feedstock. A hypothetical increase of $0.10 per MMBTU of natural gas could increase the cost to produce one ton of ammonia by approximately $3.50. Higher than anticipated costs for the catalyst and other materials used at the East Dubuque Plant could also adversely affect operating results. These increased costs could materially and adversely affect our business, results of operations, financial condition and prospects.

Lower prices for nitrogen fertilizers or downturns in market demands could reduce the revenues and profitability of the East Dubuque Plant’s nitrogen fertilizer business.

Nitrogen fertilizer is a global commodity that often experiences unpredictable fluctuations in demand and an increasing supply on the world-wide market. In the recent past, nitrogen fertilizer prices have been volatile, often experiencing price changes from one growing season to the next. A downturn in nitrogen prices could have a depressing effect on the prices of most of the fertilizer products that we sell, and might materially and adversely affect our ability to economically operate the East Dubuque Plant.

The Revolving Credit Facility includes restrictive covenants that will limit our ability to operate our business.

REMC has a Financing Agreement (the “Revolving Credit Facility”) with The CIT Group/Business Credit, Inc. (“CIT”) to support the working capital needs of the East Dubuque Plant. The Revolving Credit Facility is secured by a lien on substantially all of REMC’s current assets, and imposes various restrictions and covenants on us, which could limit our ability to respond to changing business conditions that may affect our financial condition. In addition, our failure to comply with the restrictions and covenants would result in an event of default giving rise to CIT’s right to accelerate our obligations under the Revolving Credit Facility.

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

We rely on Agrium as distributor of the nitrogen fertilizer products we produce at the East Dubuque Plant.

We have a limited sales force for the distribution of the nitrogen fertilizer products that are produced at the East Dubuque Plant. As a result, we rely on Agrium as exclusive distributor of such products, pursuant to the Distribution Agreement executed on April 26, 2006. However, to the extent Agrium and we are not able to reach an agreement with respect to the purchase and sale of products, we cannot assure that we would be able to find other buyers for them. Our inability to sell the nitrogen fertilizer products produced at the East Dubuque Plant could result in significant losses and materially and adversely affect our business.

The price for coal or other feedstock in the open market is subject to volatility which could adversely affect us.

An increase in the price of coal or in other commodities that we may use as feedstock at our plants could also adversely affect our operating results. The prices of coal or other commodities that we might use as feedstock are subject to fluctuations due to a variety of factors that are beyond our control.

Risks Related to the Market for Rentech Common Stock

We have a very substantial overhang of common stock and future sales of our common stock will cause substantial dilution and may negatively affect the market price of our shares.

As of September 30, 2007, there were 163.8 million shares of our common stock outstanding. As of that date, we also had an aggregate of 34.7 million shares of common stock that may be issued upon exercise or conversion of outstanding convertible notes, restricted stock units, options and warrants. In April 2007, the Company sold and issued 20.1 million shares of common stock along with warrants to purchase 4.0 million shares of common stock through a registered direct offering to selected institutional investors under the Company’s existing shelf registration statements. In April 2006, we issued an aggregate of 18.4 million shares of our common stock and $57,500,000 in convertible senior notes, which are initially convertible for up to 14.3 million shares of our common stock upon the satisfaction of certain conditions.

In addition, we have one shelf registration statement covering $19,186,000 aggregate offering price of securities (up to all of which could be issued as shares of common stock) for issuance in future financing transactions.

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

The market price of the Company’s common stock may decline.

The market price of our stock may decline for a number of reasons, including if:

•	the construction of the Natchez Project or other process plants is not completed in a timely, economical and efficient manner;

•	the construction of the Natchez Project or other process plants does not yield the expected benefits to our revenues as rapidly or to the extent that may be anticipated by financial or industry analysts, stockholders or other investors;

•	the effect of the construction of the Natchez Project or other process plants on our consolidated financial statements is not consistent with the expectations of financial or industry analysts, stockholders or other investors;

•	significant shareholders of the Company decide to dispose of their shares of common stock because of any of the above or other reasons; or

•any of the other risks referred to in this section materialize.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.	PROPERTIES

Office Leases

Our executive offices are located in Los Angeles, California, and consist of 8,999 square feet of office space. The lease expires in June 2010. Total rent was approximately $358,000 during fiscal 2007. We believe that our existing space is adequate to meet our current needs and to accommodate anticipated growth.

Our other principal leased offices are located in Denver, Colorado, and consist of 7,885 square feet of office space. The lease expires in October 2009 and includes an option to extend for another five-year term. Total rent was approximately $141,000 during fiscal 2007.

Development and Testing Laboratories

We own a development and testing laboratory located in Denver that we use for research and development of our technology. The facility consists of an 11,000 square foot laboratory located within our 20,000 square foot industrial building. The remainder of the building is rented to a tenant and constitutes potential expansion space for the laboratory. We renovated the building, laboratory and lab equipment in fiscal 1999 to provide a state-of-the-art laboratory and support facilities for our technologies. We believe that our laboratory is one of the most comprehensive FT facilities in the field today.

Product Demonstration Unit Properties

We own the site located in the Commerce City, Colorado where we are constructing our PDU. The site consists of 17 acres located in an industrial area adjacent to a rail line and an interstate highway. Approximately 11 acres of the site are available for other uses. When complete, we believe the PDU will be the first fully-integrated FT coal and biomass-to-liquids product demonstration unit and research facility in the United States.

During fiscal 2007, we completed construction of a building on the PDU site at a total cost of approximately $3,074,000. The 12,170 square foot building is primarily used for maintenance functions supporting the PDU.

We also lease an industrial site that is located adjacent to the PDU site. The 2 1/2 acre site includes a single building of 3,328 square feet and is used for the storage and maintenance of construction equipment.

Rentech Energy Midwest Corporation Properties

REMC operates an ammonia fertilizer plant including related improvements on a 215 acre site in East Dubuque, Illinois adjacent to the Mississippi River. All of the East Dubuque Plant’s properties and equipment are owned; these include land, roads, buildings, several special purpose structures, equipment, storage tanks, and specialized truck, rail and river barge loading facilities.

Land Option for the Natchez Project

On September 27, 2007 we exercised an option to purchase approximately 450 acres of land in Adams County, Mississippi (the “Natchez Property”) where we intend to construct and operate the Natchez Project. Pursuant to the option agreement we are obligated to pay a monthly fee for the option, and upon the transfer of the Natchez Property, a purchase price of $9,300,000. The transfer and closing on the sale of the Natchez Property is expected to occur on March 30, 2008. We believe that the Natchez Property is ideally located and is accessible by barge over the Mississippi River, by highway or railway. Based upon our current plan, the size and location of the Natchez Property are suitable for construction of both Phase 1 and Phase 2 of the Natchez Project.

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

Our common stock is traded on The American Stock Exchange (“AMEX”) under the symbol RTK. The following table sets forth the range of high and low closing prices for the common stock as reported by AMEX. The quotations reflect inter-dealer prices, without adjustment for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

Fiscal Year Ended September 30, 2007	High	Low

First Quarter, ended Dec. 31, 2006	$4.53	$3.56
Second Quarter, ended Mar. 31, 2007	$3.95	$2.00
Third Quarter, ended Jun. 30, 2007	$3.20	$2.20
Fourth Quarter, ended Sep. 30, 2007	$2.64	$1.90

Fiscal Year Ended September 30, 2006	High	Low

First Quarter, ended Dec. 31, 2005	$4.16	$2.33
Second Quarter, ended Mar. 31, 2006	$5.32	$3.72
Third Quarter, ended Jun. 30, 2006	$5.07	$3.35
Fourth Quarter, ended Sep. 30, 2006	$5.24	$4.12

Fiscal Year Ended September 30, 2005	High	Low

First Quarter, ended Dec. 31, 2004	$2.59	$0.88
Second Quarter, ended Mar. 31, 2005	$2.51	$1.19
Third Quarter, ended Jun. 30, 2005	$1.62	$1.25
Fourth Quarter, ended Sep. 30, 2005	$3.00	$1.21

The approximate number of shareholders of record of our common stock as of December 12, 2007 was 511. Based upon the securities position listings maintained for our common stock by registered clearing agencies, we estimate the number of beneficial owners is not less than 14,400.

We have never paid cash dividends on our common stock. We currently expect that we will retain future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Company Purchases of Equity Securities

There were no purchases by the Company of registered equity securities during the fiscal year ended September 30, 2007 pursuant to Section 12 of the Exchange Act.

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

Rentech, Inc. and Subsidiaries

	Years Ended September 30
	2007	2006	2005	2004	2003
		(Thousands, except per share data)

CONSOLIDATED STATEMENT OF OPERATIONS DATA
Revenues	$132,320	$44,517	$589	$984	$916
Cost of Sales	$116,567	$44,077	$617	$679	$316
Gross Profit	$15,753	$440	$(28)	$305	$600
Loss from Continuing Operations	$(94,867)	$(39,912)	$(15,615)	$(7,087)	$(9,026)
Net Loss(1)	$(91,717)	$(38,647)	$(14,359)	$(7,211)	$(9,535)

Loss Applicable to Common Stockholders(2)	$(91,717)	$(38,722)	$(23,700)	$(7,211)	$(9,535)

BASIC AND DILUTED LOSS PER SHARE(3)
Loss from Continuing Operations Per Common Share(1)	$(.627)	$(.314)	$(.269)	$(.083)	$(.122)
Loss Per Common Share(2)	$(.606)	$(.304)	$(.255)	$(.084)	$(.129)

CONSOLIDATED BALANCE SHEET DATA
Working Capital	$37,961	$65,316	$32,031	$(1,267)	$(1,572)
Total Assets	$183,063	$150,686	$43,492	$9,379	$11,187
Total Long-Term Liabilities	$65,728	$58,135	$2,850	$3,019	$3,224
Total Liabilities	$140,351	$74,101	$9,221	$6,341	$8,006
Accumulated Deficit(4)	$(192,373)	$(100,658)	$(62,009)	$(47,650)	$(40,439)

(1)	Excludes dividends of $0, $75, $9,341, $0 and $0 for years ended September 30, 2007, 2006, 2005, 2004 and 2003, respectively.

(2)	Includes dividends of $0, $75, $9,341, $0 and $0 for years ended September 30, 2007, 2006, 2005, 2004 and 2003, respectively.

(3)	The weighted average number of basic and dilutive shares of common stock outstanding during the years ended September 30, 2007, 2006, 2005, 2004 and 2003 were approximately 151,356,000, 127,174,000, 92,919,000, 85,933,000 and 73,907,000, respectively.

(4)	Includes other comprehensive loss of $2 for year ended September 30, 2006.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to the information provided here in Management’s Discussion and Analysis of Financial Condition and Results of Operations, we believe that in order to more fully understand our discussion in this section, you should read our consolidated financial statements and the notes thereto and the other disclosures herein, including the discussion of our business and the risk factors.

For information concerning our business, see Item 1 — Business, and Item 1a — Risk Factors.

OVERVIEW OF OUR FINANCIAL CONDITION, LIQUIDITY, AND RESULTS OF OPERATIONS

At September 30, 2007, we had working capital of $37,961,000. Historically, for working capital we have relied upon sales of our equity securities and borrowings. We have a history of operating losses, have never operated at a profit, and for the year ended September 30, 2007, had a net loss of $91,717,000, which included a loss on impairment of $38,197,000. Refer to Note 8 to the Consolidated Financial Statements for more information.

In order to achieve our objectives as planned for fiscal 2008, we will need substantial amounts of capital that we do not now have for the construction of the Natchez Project, construction of our PDU, other possible acquisition and development projects, including the Mingo Project, and other expenses of our activities, including research and development. We believe that our currently available cash, cash flows from operations, funds from the potential sale of assets and other plans, which could include additional debt or equity financing, will be sufficient to meet our cash operating needs through the fiscal year ending September 30, 2008.

For further information concerning our potential financing needs and related risks, see Item 1 — Business, and Item 1a — Risk Factors.

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

Valuation of Long-Lived Assets and Intangible Assets.  We must assess the realizable value of long-lived assets and intangible assets for potential impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In assessing the recoverability of our assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. In addition, we must make assumptions regarding the useful lives of these assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets. For more information refer to Note 8 in the Consolidated Financial Statements.

Stock Based Compensation.  In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards 123, “Share-Based Payment” (“SFAS 123(R)”). The revision requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. SFAS 123(R) eliminates the alternative method of accounting for employee share-based payments previously available under Accounting Principles Board Opinion No. 25 (“APB 25”). In April 2005, the FASB delayed the effective date of SFAS 123(R) to fiscal years beginning after June 15, 2005. Effective October 1, 2005, the Company adopted the provisions of SFAS 123(R) using the modified-prospective transition method. Under this transition method, stock-based compensation expense for the year ended September 30, 2007 and 2006 includes compensation expense for all stock-based compensation awards granted subsequent to September 30, 2005 based on grant-date fair value estimated in accordance with the provisions of SFAS 123(R). We use the Black-Scholes valuation model to value the equity instruments issued. The Black-Scholes valuation model uses assumptions of expected volatility, risk-free interest rates, the expected term of options granted, ad expected rates of dividends. Management determines these assumptions by reviewing current market rates, making industry comparisons and reviewing conditions relevant to our Company. Refer to Note 15 to the Consolidated Financial Statements.

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

RESULTS OF OPERATIONS

More detailed information about our consolidated financial statements is provided in the following portions of this section. Fiscal 2007 was the first full fiscal year with results of operations from REMC. REMC owns and operates our natural gas-fed nitrogen fertilizer plant in East Dubuque, Illinois that we acquired on April 26, 2006. We subsequently renamed the facility REMC. REMC’s results have been included in Rentech’s consolidated results since the acquisition date. Fluctuations in the operating results of Rentech for the fiscal year ended September 30, 2007, as compared to the fiscal years ended September 30, 2006 and 2005 were significantly impacted by the acquisition of REMC. The following discussions should be read in conjunction with our consolidated financial statements and the notes thereto.

Selected Business Segment Information

The revenue and operating income (loss) amounts in this report are presented in accordance with accounting principles generally accepted in the United States of America. Segment information appearing in Note 17 to the Consolidated Financial Statements is presented in accordance with SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.”

The following table provides revenues, operating income (loss) from operations and net loss applicable to common stockholders by each of our business segments for the years ended September 30, 2007, 2006, and 2005.

	For the Years Ended September 30,
	2007	2006	2005
	(Thousands)

Revenues:
Nitrogen products manufacturing	$131,816	$44,398	$—
Alternative fuels	504	119	589

Total revenues	$132,320	$44,517	$589

Operating income (loss):
Nitrogen products manufacturing	$13,222	$(1,320)	$—
Alternative fuels	(107,685)	(38,099)	(11,880)

Total operating loss	$(94,463)	$(39,419)	$(11,880)

Net income (loss) applicable to common stockholders:
Nitrogen products manufacturing	$11,869	$(1,482)	$—
Alternative fuels	(106,736)	(38,430)	(15,615)
Deemed dividends to preferred stockholders	—	—	(9,000)
Cash dividends paid to preferred stockholders	—	(75)	(341)
Net income (loss) from discontinued operations, net of tax	225	1,265	800
Gain on sale of discontinued operations, net of tax	2,925	—	456

Total net loss applicable to common stockholders	$(91,717)	$(38,722)	$(23,700)

Comparison of Changes Between Periods

The following table sets forth, for the years ended September 30, 2007, 2006 and 2005, a comparison of changes between the periods in the components of our Consolidated Statements of Operations:

	Years Ended September 30,
	2007	2006	2005

Net Sales by Category
Nitrogen products manufacturing	99.6%	99.7%	—
Technical services	0.3%	—	79.0%
Rental income	0.1%	0.3%	21.0%

Total Sales	100.0%	100.0%	100.0%

Income Statement Components as a Percentage of Consolidated Net Sales from Continuing Operations
Gross Profit
Nitrogen products manufacturing	12.1%	0.7%	—
Technical services	(72.7)%	—	(32.6)%
Rental income	100.0%	100.0%	100.0%

Total Gross Profit	11.9%	1.0%	(4.8)%

Operating expenses
General and administrative expense	21.2%	61.2%	1860.4%
Depreciation and amortization	0.6%	1.2%	68.7%
Research and development	32.6%	27.1%	84.2%
Loss on impairment	(28.9)%	—	—

Total Operating Expenses	83.3%	89.5%	2013.3%

Loss from operations	(71.4)%	(88.5)%	(2018.1)%

Other income (expenses)
Interest and dividend income	2.1%	4.6%	13.9%
Interest expense	(1.8)%	(5.4)%	(488.3)%
Loss on disposal of fixed assets	(0.6)%	(0.5)%	0.1%
Loss on investment	—	—	(35.1)%
Equity in loss of investee	—	—	(125.0)%
Other income	—%	0.2%	—

Total Other Income (Expenses)	(0.3)%	(1.1)%	(634.4)%

Net loss from continuing operations before taxes	(71.7)%	(89.7)%	(2652.5)%

Income tax expense	—	—	—

Net loss from continuing operations	(71.7)%	(89.7)%	(2652.5)%

Dividends on preferred stock	—	(0.1)%	(1586.8)%

Loss applicable to common stock	(71.7)%	(89.8)%	(4239.3)%

FISCAL YEAR 2007 COMPARED TO FISCAL YEAR 2006

Continuing Operations:

Revenues

	For the Years Ended
	September 30,
	2007	2006
	(Thousands)

Revenues:
Nitrogen products manufacturing	$131,816	$44,398

Total product revenues	$131,816	$44,398

Technical services	$382	$—
Rental income	122	119

Total services revenues	$504	$119

Total revenues	$132,320	$44,517

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

Product revenues for the fiscal years ended September 30, 2007 and 2006 were $131,816,000 and $44,398,000, respectively, which included $7,318,000 and $727,000 of revenue derived from natural gas sales, respectively. The comparable period in fiscal 2006 contained 208 fewer operating days since the East Dubuque Plant was acquired on April 26, 2006. The increase in product revenues was due to improved pricing and higher demand for our nitrogen based fertilizers products. This higher demand was caused by increased corn acreage that was planted to supply new ethanol plants. Moreover, the higher demand was not significantly offset by imported fertilizers. When product sales volume for the fiscal year ended September 30, 2007 is compared to the same period of fiscal 2006, including the results of the East Dubuque Plant prior to the REMC acquisition, product sales tonnage increased by 16.2%.

Technical Services.  Service revenues arise from sales of technical services related to the Rentech Process. Technical services are provided by scientists and technicians in our development and testing laboratory. Service revenues are included in our alternative fuels segment. During fiscal 2007, technical service revenue of $382,000 was generated from progress billings from one license agreement and one contract. There was no service revenue earned from technical services during the fiscal year ended September 30, 2006.

Rental Income.  Rental revenue is derived by leasing part of our development and testing laboratory building to a tenant. Rental revenue totaled $122,000 for the fiscal year ended September 30, 2007 as compared to $119,000 during the fiscal year ended September 30, 2006. Rental revenue is included in our alternative fuels segment because it is generated from the laboratory building that houses our development and testing laboratory, which is part of the alternative fuels segment.

Cost of Sales

	For the Years Ended
	September 30,
	2007	2006
	(Thousands)

Cost of sales:
Nitrogen products manufacturing	$115,906	$44,077
Technical services	661	—

Total cost of sales	$116,567	$44,077

Nitrogen Products Manufacturing.  Cost of sales for the fiscal year ended September 30, 2007 was $115,906,000, which included $7,666,000 of costs associated with natural gas sales. Cost of sales was $44,077,000 for fiscal year ended September 30, 2006, which included $662,000 of costs associated with sales of natural gas. Natural gas and labor and benefit costs comprise 72.7% and 9.1%, respectively, of cost of sales for the fiscal year ended September 30, 2007. These costs comprise 71.1% and 8.9%, respectively, of cost of sales for the fiscal year ended September 30, 2006 when substantially all of these product costs were related to the cost allocated to inventory in the REMC acquisition. The increase in cost of sales for the fiscal year ended September 30, 2007 over the comparable period in 2006 is due to higher sales tonnage and more operating days as discussed above under Revenues.

Technical Services.  Cost of sales for technical services was $661,000 during fiscal 2007 and $0 during 2006. During 2007, we incurred costs associated with our active service agreements. There were no technical services agreements in place in the fiscal year ended September 30, 2006.

Gross Profit

	For the Years Ended September 30,
	2007	2006
	(Thousands)

Gross profit (loss):
Nitrogen products manufacturing	$15,909	$321
Technical services	(278)	—
Rental income	122	119

Total gross profit	$15,753	$440

Our gross profit for the fiscal year ended September 30, 2007 was $15,753,000 as compared to the gross profit of $440,000 for the fiscal year ended September 30, 2006. The increase in gross profit for this period of $15,313,000 resulted primarily from the results from the nitrogen products manufacturing segment acquired in the REMC acquisition.

Nitrogen Products Manufacturing.  Gross profit for the fiscal year ended September 30, 2007 was $15,909,000 which included $348,000 of gross loss associated with natural gas sales. The gross profit for the fiscal year ended September 30, 2006 was $440,000, which included gross profit of $65,000 associated with natural gas sales. The gross margin for the fiscal year ended September 30, 2007 was 12.1% as compared to the gross margin for the fiscal year ended September 30, 2006 of 0.7%. The increase in gross profit and improved gross margin percentage for the fiscal year ended September 30, 2007 over the comparable period in 2006 was due to improved sales prices, higher demand, reduced average cost of natural gas, and more operating days as discussed above under Revenues. Further, as a result of the REMC acquisition on April 26, 2006, the value of inventory was adjusted up from production cost to market value which was higher. The result was a lower gross margin due to lower gross profit and gross margin percentage combined with the reduced number of operating days for the fiscal year ended September 30, 2006.

Technical Services.  Gross loss was $278,000 during fiscal 2007 and $0 during 2006. Due to timing, the costs we incurred during fiscal 2007 associated with our services agreements exceeded the contractually-defined amount of revenues that were billed and collected. There were no technical services agreements in place in the fiscal year ended September 30, 2006.

Operating Expenses

	For the Years Ended
	September 30,
	2007	2006
	(Thousands)

Operating expenses:
Selling, general and administrative	$28,093	$27,273
Depreciation and amortization	799	532
Research and development	43,127	12,054
Loss on impairment	38,197	—

Total operating expenses	$110,216	$39,859

Operating expenses consist of selling, general and administrative expense, depreciation and amortization, research and development expenses and loss on impairment. Selling, general and administrative expenses include: salaries and benefits, contractor and consulting fees, travel and entertainment expense, audit and tax expense, legal expense, insurance expense, information technology expense, investor relations and project development expense. Salaries and benefits include significant non-cash charges for the recognition of compensation expense recorded in accordance with SFAS 123(R), which was adopted by the Company as of October 1, 2005. We incur substantial research and development expenses in our testing laboratory where we actively conduct work to further improve our technology and to perform services for our customers. In addition, during fiscal 2007 and 2006, we incurred significant operating expenses related to constructing and implementing our plans to operate a fully integrated FT facility at the PDU. During Fiscal 2007, we recognized a loss on impairment associated with the conversion project at the East Dubuque Plant. Refer to Note 8 to the Consolidated Financial Statements.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $28,093,000 during the fiscal year ended September 30, 2007, compared to $27,273,000 for the fiscal year ended September 30, 2006.

Our nitrogen products manufacturing segment incurred selling, general and administrative expenses of $2,620,000 during the fiscal year ended September 30, 2007 compared to $1,000,000 in the corresponding period of fiscal 2006. The increase was primarily due to the timing of the REMC acquisition on April 26, 2006 and was also due to a greater number of personnel which increased payroll, benefits, training costs and employee relocation costs. Excluding the impact of our nitrogen manufacturing products segment, selling, general and administrative expenses decreased by $800,000 for the fiscal year ended September 30, 2007 compared to fiscal year ended September 30, 2006.

The stock based compensation expense under SFAS 123(R) was $4,464,000 for the fiscal year ended September 30, 2007 and $8,900,000 for the fiscal year ended September 30, 2006, a decrease of $4,436,000 in SFAS 123(R) compensation expenses. The decrease in the fiscal year ended September 30, 2007 was due to the vested number of common stock warrants that occurred in fiscal 2006 with no corresponding transaction in fiscal 2007 which was partially offset by recognizing the value upon vesting of restricted stock units granted to certain executives. Refer to Note 15 to the Consolidated Financial Statements.

During the fiscal year ended September 30, 2006 the Company incurred certain one-time expenses totaling $3,677,000 including a $1,000,000 break-up fee paid to M.A.G. Capital, LLC (“MAG Capital”) for an abandoned financing arrangement and $2,677,000 of expenses arising from warrants issued to DKRW-AF in connection with the execution of their master license agreement. The Company had no such transactions in fiscal 2007.

Excluding from selling, general and administrative expenses for the fiscal year ended September 30, 2007 the impact of the nitrogen products manufacturing segment, compensation expense under SFAS 123(R) and one-time expenses, results in an increase in operating expenses of $7,313,000 compared to the same period in fiscal 2006. This increase resulted primarily from increases in expenses for salaries and benefits, recruitment, consulting, travel, information technology, professional fees, rent, insurance, public company and project development. Explanations for each of these changes are as follows:

•	Salaries and benefits increased by $2,010,000. This increase was a result of hiring new employees in various professional capacities related to the PDU, the East Dubuque Plant conversion project, and other project development activities, as well as corporate management.

•	Recruitment expenses increased by $1,147,000 as a result of hiring these additional personnel.

•	Travel costs increased by $318,000 consistent with the Company’s growth and expanded geographic presence.

•	Consulting expenses increased by $651,000 as the Company augmented its resources with expertise in various technical disciplines.

•	Information technology expense increased by $2,157,000 as the Company enhanced its data and communication infrastructure.

•	Professional fees including legal services and accounting fees for audit and tax services increased by $326,000.

•	Rent expense increased by $251,000 due to additional space required by the increased headcount.

•	Insurance expenses increased by $331,000 for the twelve months ended September 30, 2007 compared to the same period in 2006 primarily as a result of acquiring REMC and constructing the PDU.

•	Expenses associated with complying with our public company requirements decreased by $394,000 due to reductions in the use of external resources previously utilized for compliance.

•	Project development expenses unrelated to REMC increased by $192,000 primarily due to activity associated with the Natchez.

The remaining selling, general and administrative expenses increased by $324,000 during the fiscal year ended September 30, 2007 in comparison with the related expenses for the fiscal year ended September 30, 2006, none of which were individually significant.

Depreciation and Amortization.  Though a portion of depreciation and amortization expense is associated with assets supporting general and administrative functions, the majority of the expense originates from our nitrogen products manufacturing segment and, as a manufacturing cost, is distributed between cost of goods sold and finished goods inventory. Depreciation and amortization expense included in cost of sales during the fiscal year ended September 30, 2007 were $7,522,000, an increase of $4,571,000 compared to the fiscal year ended September 30, 2006 when these expenses were $2,951,000. For the fiscal year ended September 30, 2007, $6,723,000 of depreciation expense was included in cost of sales in our nitrogen products manufacturing segment, while $2,420,000 of such expenses were included in cost of sales during the fiscal year ended September 30, 2006. The acquisition of this segment occurred on April 26, 2006, and as such, did not include a full twelve months of activity. The remaining increase in depreciation expense during the fiscal year ended September 30, 2007 was attributable to our alternative fuels segment and was consistent with the increase in depreciable fixed assets primarily lab, computer and office equipment.

Research and Development.  Research and development expense, which is included in our alternative fuels segment, were $43,127,000 during the fiscal year ended September 30, 2007 compared to $12,054,000 for the fiscal year ended September 30, 2006 or an increase of $31,073,000. Expenses incurred for the design, construction and procurement of equipment for the PDU comprise 79% of the total in research and development expense for fiscal 2007. Also included in the increase for the fiscal year ended September 30, 2007, were expenses incurred for work on advanced catalysts, catalyst separation from crude wax, process optimization, and product upgrading.

Loss on Impairment.  During fiscal 2007, we recognized an impairment on the construction in progress and land purchase option assets associated with the REMC conversion for the total amount of $38,197,000. For more information, refer to Note 8 to the Consolidated Financial Statements. Rentech also estimates that it will incur additional costs related to the REMC conversion of approximately $8 million in the first quarter of fiscal year 2008. There was no impairment recognized in fiscal 2006.

Income (Loss) from Operations

	For the Years Ended
	September 30,
	2007	2006
	(Thousands)

Income (loss) from operations:
Nitrogen products manufacturing	$13,222	$(1,320)
Technical services	(107,807)	(38,218)
Rental income	122	119

Total loss from operations	$(94,463)	$(39,419)

Loss from operations during the fiscal year ended September 30, 2007 was $94,463,000 as compared to a loss from operations for the fiscal year ended September 30, 2006 of $39,419,000. The increased loss resulted from an increase in operating expenses of $70,357,000, as discussed above. This increased loss was partially offset by an increase in gross profit primarily from the nitrogen product manufacturing segments’ improved sales prices, higher demand and more operating days during fiscal year 2007 since the East Dubuque Plant was acquired on April 26, 2006.

Nitrogen Products Manufacturing.  Income from operations for the fiscal year ended September 30, 2007 was $13,222,000 and for the fiscal year ended September 30, 2006, we incurred losses from operations of $1,320,000. The increase in income from operations for the fiscal year ended September 30, 2007 over fiscal 2006 was primarily due to the increase in gross profit as discussed above. This increase was partially offset by increased payroll and benefit expenses resulting from hiring additional personnel.

Technical Services.  Loss from operations for technical services was $107,807,000 during the fiscal year ended September 30, 2007, compared to $38,218,000 for the same period in 2006, an increase of $69,589,000, primarily due to the loss on impairment of assets discussed previously and research and development costs associated with the PDU.

Other Income (Expense)

	For the Years Ended
	September 30,
	2007	2006
	(Thousands)

Other income (expense):
Interest and dividend income	$2,800	$2,027
Interest expense	(2,430)	(2,402)
Loss on investment	—	(305)
(Loss) gain on disposal of fixed assets	(826)	100
Other income	52	87

Total other expense	$(404)	$(493)

Interest and Dividend Income.  Interest and dividend income during the fiscal years ended September 30, 2007 and 2006, was $2,800,000 and $2,027,000, respectively. The increase for the fiscal year ended September 30, 2007 was primarily due to the East Dubuque Plant acquisition. The nitrogen product manufacturing segment has substantial sales under prepaid contracts, increasing the balance of interest bearing cash accounts, resulting in greater interest income. Fiscal 2007 results include twelve months of interest earnings activity compared to five months in fiscal 2006 since the East Dubuque Plant was acquired on April 26, 2006.

Interest Expense.  Interest expense for the fiscal years ended September 30, 2007 was $2,430,000, compared to $2,402,000 for the same period ended September 30, 2006. The interest expense during fiscal 2007 included twelve months expense on the $57,500,000 of long term convertible debt compared to five months expense on the same amount during fiscal 2006 since the debt was issued in connection with the acquisition of the East Dubuque Plant on April 26, 2006. The increase in the interest expense from the amortization of the debt issue costs was offset by a decrease in interest expense from interest expense incurred by REMC and working capital bridge loans in place during fiscal 2006 resulting in the net increase of $28,000. Interest expense in fiscal 2007 and 2006 was offset by $698,000 and $30,000, respectively, from interest expense that was capitalized in conjunction with costs incurred for construction in progress efforts on the East Dubuque Plant.

Loss on Investment.  During the quarter ended March 31, 2006, we wrote down our investment in an advanced technology company by $305,000. For the twelve months ended September 30, 2007 we had no comparable loss on investment.

(Loss) Gain on Disposal of Fixed Assets.  During the year ended September 30, 2007, we incurred a loss on disposal of fixed assets of $826,000 resulting primarily from our nitrogen products manufacturing segment’s write-off of the remaining book value of damaged process catalysts net of salvage value. This compares to the fiscal year ended September 30, 2007 when we had a gain on disposal of fixed assets of $100,000.

Net Income (Loss) from Continuing Operations

	For the Years Ended
	September 30,
	2007	2006
	(Thousands)

Net income (loss) from continuing operations:
Nitrogen products manufacturing	$11,869	$(1,482)
Technical services	(106,858)	(38,549)
Rental income	122	119

Net loss from continuing operations before taxes	$(94,867)	$(39,912)

Income tax benefit/(expense)	—	—

Total net loss from continuing operations	$(94,867)	$(39,912)

Nitrogen Products Manufacturing.  Net income from continuing operations for the fiscal year ended September 30, 2007 was $11,869,000 and for the fiscal year ended September 30, 2006 was a net loss from continuing operations of $1,482,000. The increase in net income from continuing operations for the fiscal year ended September 30, 2007 over the fiscal year 2006 was primarily due to the increase in income from operations as discussed above. In addition, it was further increased due to higher interest income and lower interest expense, which was caused by an improved cash position due to improved profitability and additional cash from product prepayment contracts.

Technical Services.  Net loss from continuing operations for technical services was $106,858,000 during the fiscal year ended September 30, 2007 compared to $38,549,000 for the fiscal year ended September 30, 2006, an increase of $68,309,000. The increase in the loss from continuing operations for the fiscal year ended September 30, 2007 over the comparable period in 2006 was primarily due to the loss on impairment, increased research and development costs associated with the PDU and the increase in selling, general and administrative expenses as explained previously.

Total Net Loss from Continuing Operations.  For the fiscal year ended September 30, 2007, we experienced a net loss from continuing operations of $94,867,000 compared to a net loss from continuing operations of $39,912,000 for the same period ended September 30, 2006. For the fiscal year ended September 30, 2007 the increase in net loss from continuing operations totaling $54,955,000 was primarily due to the impairment loss arising from deferring the REMC conversion of $38,197,000 and the increase in research and development costs of

$31,073,000 related primarily to developing the PDU. These expenses were partially offset by the $13,351,000 increase in net income from operations by our nitrogen products manufacturing segment.

Discontinued Operations:

Revenues and Net Income from Discontinued Operations

	For the Years Ended
	September 30,
	2007	2006
	(Thousands)

Total revenues	$1,179	$8,292
Net income from discontinued operations, net of tax	$225	$1,265

The Company’s oil and gas field services segment was comprised of results of operations earned or incurred by our former subsidiary PML and was classified as a discontinued operation on our Consolidated Statements of Operations. On November 15, 2006, we sold PML. As a result of the sale, the revenue and net income from discontinued operations for the twelve months ended September 30, 2007 only included activity earned or incurred through November 15, 2006 the total of which was $1,179,000 and $225,000, respectively.

The net income from discontinued operations for the oil and gas field services segment decreased to $225,000 during the twelve months ended September 30, 2007, down from $1,265,000 during the twelve months ended September 30, 2006. The decrease of $1,039,000 was due to the timing of the sale of PML in fiscal 2007, which occurred on November 15, 2006.

Gain on Sale of Discontinued Operations

	For the Years Ended September 30,
	2007	2006
	(Thousands)
	(Net of tax)

Gain on sale of PML	$2,721	$—
Earn-out on sale of REN	129	—
Reversal of accrued liability for OKON	75	—

Total gain on sale of discontinued operations	$2,925	$—

Gain on sale of discontinued operations.  On November 15, 2006, we sold PML to privately held PML Exploration Services, LLC, for approximately $5.4 million in cash. The approximate gain from the sale of this business was $2,721,000, as shown below (in thousands):

Sales price	$5,398
Less transaction costs	(49)

Net sales price to Rentech, after transaction costs	$5,349
Book value of Rentech’s ownership in PML	2,628

Rentech’s gain on sale of PML	$2,721

Earn-out on Sale of REN.  Effective August 1, 2005, the Company sold its 56% ownership interest in REN Testing Corporation (“REN”), an Oklahoma based company specializing in computer-controlled testing equipment. The purchasing entity was REN Holding Corporation (“RHC”), an Oklahoma corporation consisting of a management group previously involved in REN. Rentech realized a loss on the sale of REN of approximately $236,000. The sale agreement entitled the Company to receive earn-out payments calculated as 5% of RHC’s cash receipts from sales to a maximum of $2,500,000 and 10% thereafter, until the sale price of $1,175,000 is paid in full. As of September 30, 2007 the unpaid balance of the sales price was $870,000 which is included in other receivables on the Consolidated Balance Sheets and is fully reserved. For the twelve months ended September 30, 2007, the

Company recognized revenue of approximately $129,000 on earn-out payments which were included in gain on sale of discontinued operations in the Consolidated Statements of Operations.

Total Gain on Sale of Discontinued Operations.  The earnings per share for discontinued operations for the twelve months ended September 30, 2007 were $0.021 compared to the earnings per share for the twelve months ended September 30, 2006 which were $0.010.

Net Loss Applicable to Common Stockholders

	For the Years Ended
	September 30,
	2007	2006
	(Thousands)

Net loss	$(91,717)	$(38,647)
Cash dividends paid on preferred stock	—	(75)

Net loss applicable to common stockholders	$(91,717)	$(38,722)

For fiscal 2007, we experienced a net loss applicable to common stockholders of $91,717,000, or $0.606 per share compared to a net loss applicable to common stockholders of $38,722,000, or $0.304 per share during fiscal 2006. Included in net loss applicable to common stockholders for fiscal 2006 was $75,000 of cash dividends paid on Series A Preferred Stock.

FISCAL YEAR 2006 COMPARED TO FISCAL YEAR 2005

Continuing Operations:

Revenues

	For the Years Ended
	September 30,
	2006	2005
	(Thousands)

Revenues:
Nitrogen products manufacturing	$44,398	$—

Total product revenues	$44,398	$—

Technical services	$—	$465
Rental income	119	124

Total services revenues	$119	$589

Total revenues	$44,517	$589

Nitrogen Products Manufacturing.  Product sales are provided by our nitrogen products manufacturing segment. Product sales include the sale of various nitrogen fertilizer products manufactured at our East Dubuque Plant, which we acquired on April 26, 2006. The East Dubuque Plant is designed to produce anhydrous ammonia, nitric acid, ammonium nitrate solutions and carbon dioxide using natural gas as a feedstock. Product sales for the fiscal year ended September 30, 2006 were approximately $44,398,000 which included $727,000 of revenue derived from natural gas sales. We had no such product sales during the fiscal year ended September 30, 2005.

Technical Services.  Service revenues are provided by the scientists and technicians who staff our development and testing laboratory in our alternative fuels segment. In addition, the alternative fuels segment includes rental income earned by leasing a portion of the development and testing laboratory building to third parties. Our alternative fuels segment has historically provided service revenues, including revenue earned for technical services provided to certain customers with regard to the Rentech Process. These technical services were performed at our development and testing laboratory. We had no technical services revenue during fiscal 2006 as compared to $465,000 during fiscal 2005 because our engineering and research and development teams were deployed on the

PDU project and the conversion of our East Dubuque Plant and not providing services to customers or other third parties.

Rental Income.  Rental revenue is derived by leasing part of our development and testing laboratory building to a tenant. Rental revenue totaled $119,000 for the fiscal year ended September 30, 2006 as compared to $124,000 during the fiscal year ended September 30, 2005. Rental revenue is included in our alternative fuels segment because it is generated from the laboratory building that houses our development and testing laboratory, which is part of the alternative fuels segment.

Cost of Sales

	For the Years Ended
	September 30,
	2006	2005
	(Thousands)

Cost of sales:
Nitrogen products manufacturing	$44,077	$—
Technical services	—	617

Total cost of sales	$44,077	$617

Our cost of sales includes costs for our nitrogen products manufacturing and technical services. During fiscal 2006, the combined cost of sales were approximately $44,077,000 compared to $617,000 during fiscal 2005. The increase of $43,460,000 arose primarily from our acquisition of the nitrogen products manufacturing segment in April 2006.

Nitrogen Products Manufacturing.  Cost of sales for nitrogen products manufacturing was $44,077,000, including $662,000 of costs from sales of natural gas for fiscal 2006. Natural gas and labor and benefit costs comprised 71.1% and 8.9%, respectively, of cost of sales for the twelve months ended September 30, 2006. Substantially all of these product costs were related to the cost allocated to inventory in the REMC acquisition. The Company purchases natural gas on the open market and through the use of fixed priced contracts. The use of fixed price contracts allows the Company to lock in its gas costs in advance. As the nitrogen products manufacturing segment was acquired in April 2006, we had no such product costs in the prior comparison periods.

Technical Services.  Cost of sales for technical services was zero during fiscal 2006, compared to $617,000 during fiscal 2005. We had no cost of sales for technical services during fiscal 2006 because our engineering and research and development teams were deployed on the PDU project and the conversion of our East Dubuque Plant and not providing services to outside parties.

Gross Profit (Loss)

	For the Years Ended
	September 30,
	2006	2005
	(Thousands)

Gross profit (loss):
Nitrogen products manufacturing	$321	$—
Technical services	—	(152)
Rental income	119	124

Total gross profit (loss)	$440	$(28)

Our gross profit for fiscal 2006 was $440,000, as compared to gross loss of $28,000 for fiscal 2005. The increase of $468,000, resulted primarily from our acquisition of the nitrogen products manufacturing segment.

Nitrogen Products Manufacturing.  Gross profit for nitrogen products manufacturing was $321,000 which included $65,000 of gross profit associated with natural gas sales for fiscal 2006. There was no gross profit or loss for this segment in the prior comparison periods since the segment was acquired in April 2006. The gross profit for nitrogen products manufacturing segment resulted from a market price decline for nitrogen products and the high cost of purchased inventory (inventory acquired from Royster-Clark, Inc.). The average market value of our nitrogen products manufactured during our fiscal year ended September 30, 2006 was 15.6% below the purchased inventory value. As a result, while products produced and sold during our ownership of the plant were sold at a gross profit, products sold from purchased inventory were sold at a gross loss of $1,560,000. Adverse wet weather conditions in the remaining planting season of late April through early June resulted in farmers reducing their fertilizer inputs or changing to alternative crops that use less fertilizer. These conditions led to lower prices and nitrogen sales as well as increased storage costs.

Technical Services.  Gross profit for technical services was zero during fiscal 2006, compared to a loss of $152,000 during fiscal year 2005. There was no gross profit from technical services during fiscal 2006 because our engineering and research and development teams were deployed on the PDU project and the conversion of the East Dubuque Plant and not providing services to outside parties.

Operating Expenses

	For the Years Ended
	September 30,
	2006	2005
	(Thousands)

Operating expenses:
Selling, general and administrative	$27,273	$10,952
Depreciation and amortization	532	404
Research and development	12,054	496

Total operating expenses	$39,859	$11,852

Operating expenses consist of selling, general and administrative expense, depreciation and amortization and research and development. Selling, general and administrative expenses include: salaries and benefits, contractor and consulting fees, travel and entertainment expense, audit and tax expense, legal expense, insurance expense, information technology expense, investor relations and project development expense. Salaries and benefits include significant non-cash charges for the recognition of compensation expense recorded in accordance with SFAS 123(R), which was adopted by the Company as of October 1, 2005. We incur substantial research and development expenses in our testing laboratory where we actively conduct work to further improve our technology and to perform services for our customers. In addition, during fiscal 2006, we incurred significant operating expenses related to constructing and implementing our plans to operate a fully integrated FT facility at the PDU.

Selling, General and Administrative Expenses.  General and administrative expenses were approximately $27,273,000 during the year ended September 30, 2006, up $16,321,000 from fiscal 2005 when these expenses were $10,952,000. Of the increase during the fiscal year ended September 30, 2006, $11,585,000 was composed of compensation expense under SFAS 123(R) of $8,900,000, marketing expenses of $2,677,000 and consulting expenses of $8,000 which were recorded during fiscal 2006 related to the Company’s application of SFAS 123(R) as of October 1, 2005. Refer to Note 15 to the Consolidated Financial Statements for further information about the Company’s adoption of SFAS 123(R). During fiscal 2006 we recorded $355,000 of abandoned debt issue costs related to due diligence fees paid to MAG Capital and $1,000,000 related to a break up fee paid to MAG Capital.

Excluding the one time charges of compensation and marketing expenses as well as the abandoned debt issue costs which collectively totaled $12,939,000, total general and administrative expenses for fiscal 2006 increased over those for fiscal 2005 by $8,377,000, when such expenses were $5,973,000 after deducting one time charges recorded in fiscal 2005 of $4,979,000, which was comprised of salaries related to the retirement packages of our former Chief Executive Officer and Chief Operating Officer of $1,894,000 and aborted acquisition, offering and debt issue cost of $3,084,000. Of the increase from fiscal 2005, $1,641,000 related to our nitrogen products manufacturing segment. Of the remaining balance of $6,737,000, after excluding the general and administrative expenses of our nitrogen products manufacturing segment, salaries and benefits, contract salaries and consulting charges included in general and administrative expenses increased by $3,611,000, or by 99%, legal expenses increased by $806,000 or 262%, travel and entertainment costs increased by $513,000 or 195%, and public relations charges increased by $748,000 or 137%, during the fiscal year ended September 30, 2006 compared to fiscal 2005.

•	Salaries and benefits, contract salaries and consulting expenses increased $3,611,000 as a result of hiring new employees to prepare the Company for the construction of the PDU, the acquisition and integration of REMC and other project development efforts, as well as for increases in executive compensation and bonus accruals.

•	Legal expenses increased by $806,000 during fiscal 2006 as we incurred significant external legal costs related to an equity offering, the preparation of our Form 10-K and Proxy as well as project development activities and other general corporate matters compared with fiscal 2005 related to costs arising from a cancelled acquisition.

•	Travel and entertainment costs increased by $514,000 during fiscal 2006 due to travel relating to the REMC acquisition and the Natchez Project and other potential projects.

•	Public relations charges increased by $748,000 during fiscal 2006 due to increased costs for shareholder reporting, and board expenses.

•	None of the remaining changes within general and administrative expenses were individually significant.

Depreciation and Amortization.  Depreciation and amortization expense during fiscal 2006 was approximately $2,951,000, an increase of $2,507,000 compared to the previous fiscal year ended September 30, 2005 when the total depreciation and amortization expense was $444,000. The increase is primarily the result of our acquisition of the nitrogen products manufacturing segment. Depreciation and amortization expense related to this segment of $2,435,000 and $40,000 were included in cost of sales during fiscal year 2006 and 2005, respectively. The remaining increases in depreciation expense during the fiscal year ended September 30, 2006 was directly attributable to our alternative fuels segment.

Research and Development.  Research and development expenses arising from our alternative fuels segment were $12,054,000 during fiscal 2006 compared to $496,000 during fiscal 2005, an increase of $11,558,000. The majority of the increase in research and development expense was directly attributable to expenses incurred for the design and procurement of equipment for the PDU.

Loss from Operations

	For the Years Ended
	September 30,
	2006	2005
	(Thousands)

Loss from operations:
Nitrogen products manufacturing	$(1,320)	$—
Technical services	(38,218)	(12,003)
Rental income	119	123

Total loss from operations	$(39,419)	$(11,880)

Loss from operations during fiscal 2006 was $39,419,000 compared to a loss of $11,880,000 for fiscal 2005. The increase of $27,539,000 resulted primarily from the increases in general and administrative expenses as well as research and development expenses discussed previously.

Nitrogen Products Manufacturing.  Loss from operations for nitrogen products manufacturing was $1,320,000 for the fiscal year ended September 30, 2006 arising from the nitrogen products manufacturing segment which was acquired in April 2006. There was no comparable income or loss from operations in fiscal 2005. The loss from operations for the nitrogen products manufacturing segment was due to a market decline for nitrogen products and a reduction in gross profit on sales of purchased product inventory.

Technical Services.  Loss from operations for technical services was $38,218,000 during fiscal 2006, compared to $12,003,000 during fiscal 2005. The increase of $26,215,000 was a result of the factors previously discussed.

Other (Expense) Income

	For the Years Ended
	September 30,
	2006	2005
	(Thousands)

Other (expense) income:
Loss on investment	$(305)	$(206)
Equity in loss of investee	—	(736)
Interest and dividend income	2,027	81
Interest expense	(2,402)	(2,875)
Gain/(loss) on disposal of fixed assets	100	1
Other income	87	—

Total other expense	$(493)	$(3,735)

Other (expense) income includes impairment of investments, equity in loss of investee, interest and dividend income, interest expense, and (loss) gain on disposal of fixed assets and other income.

Loss on Investment.  During fiscal year 2006, a loss on investments of $305,000 was recognized, compared to a loss of approximately $206,000 recognized in fiscal 2005. The loss on investment recognized in both fiscal 2006 and 2005 was due to writing off our investments in Global Solar Energy, Inc. and Infinite Power Solutions, Inc. by recognizing an impairment of the investments of $206,000.

Equity in Loss of Investee.  During fiscal 2006, no equity in loss of investee was recognized, as compared to a loss of $736,000 recognized during fiscal 2005. In fiscal 2005, $171,000 represented our 50% share of the loss incurred by our former joint venture in Sand Creek Energy LLC (“Sand Creek”). On October 7, 2005, Rentech Development Corporation (“RDC”) purchased our partner’s 50% ownership interest in Sand Creek for a purchase price of $1,400,000, and Sand Creek is now 100% owned by RDC.

Also in the fiscal year ended September 30, 2005, we recognized $565,000 in loss of investee from our 50% share of the loss in our joint venture with Headwaters Technology Innovation Group, Inc. (“Headwaters”) called FT Solutions, LLC arising from our share of research and development expenses of FT Solutions. On January 11, 2006, the Company and Headwaters entered into a termination agreement pursuant to which Rentech and Headwaters agreed to dissolve FT Solutions and terminated all FT Solutions-related agreements between Rentech, Headwaters and FT Solutions. As a result, there has been no activity in FT Solutions since that time and for the fiscal year ended September 30, 2006.

Interest and Dividend Income.  Interest and dividend income during fiscal 2006 was $2,027,000, as compared to $81,000 during fiscal 2005. The increase in fiscal 2006 was primarily due to earnings from our marketable securities portfolio which had a fair market value of $30,283,000 at September 30, 2006. These funds were primarily generated from our April 2006 concurrent public offerings of an aggregate of 18,400,000 shares of common stock at a price per share of $3.40 and $57,500,000 principal amount of its 4.00% Convertible Senior Notes Due 2013.

Interest Expense.  Interest expense during fiscal 2006 was $2,402,000, compared to $2,875,000 during fiscal 2005. The $473,000 decrease during the fiscal year ended September 30, 2006 resulted from a decrease in non-cash interest charges offset by interest incurred by REMC and interest on the April 2006 convertible senior notes. Total non-cash interest expense recognized during the fiscal year ended September 30, 2006 was $1,738,000, compared to $2,493,000 during the fiscal year ended September 30, 2005. Non-cash interest expense for fiscal 2006 resulted mainly from the Company’s issuance of the 4.00% convertible senior notes due in 2013 that were issued in April 2006 while the non-cash interest expense for 2005 consisted primarily of amortization of debt issuance costs related to a line of credit and bridge loans that were used to provide working capital and fund acquisition costs related to the purchase of RCN.

(Loss) Gain on Disposal of Fixed Assets.  During fiscal 2006 we had a loss on disposal of fixed assets of $100,000 as compared to a gain on disposal of fixed assets during fiscal 2005 of $1,000. The disposals represent the disposal of out-dated equipment.

Other income.  During fiscal 2006 we had $88,000 of other income earned by REMC which was primarily comprised of non-recurring storage rental income. There was no similar income during fiscal year 2005.

Net Loss from Continuing Operations

	For the Years Ended
	September 30,
	2006	2005
	(Thousands)

Net loss from continuing operations:
Nitrogen products manufacturing	$(1,482)	$—
Technical services	(38,549)	(15,738)
Rental income	119	123

Net loss from continuing operations before taxes	$(39,912)	$(15,615)

Income tax benefit/(expense)	—	—

Total net loss from continuing operations	$(39,912)	$(15,615)

The net loss from continuing operations was approximately $39,912,000 or $0.314 per share during fiscal 2006 and $15,615,000 or $0.270 per share during fiscal 2005, after considering the effects of dividends. The increase of $24,297,000 resulted from an increase in loss from operations of $27,539,000, offset by a decrease in total other expenses of $3,242,000.

Nitrogen Products Manufacturing.  Net loss from continuing operations for nitrogen products manufacturing was $1,482,000 for fiscal 2006 resulting from the acquisition of the nitrogen products manufacturing segment in April 2006. There was no comparable income or loss from operations in fiscal 2005. The net loss from continuing operations for the nitrogen products manufacturing segment was due to a market price decline for nitrogen products and a reduction in gross profit on sales of purchased product inventory.

Technical Services.  Net loss from continuing operations for technical services was $38,549,000 during fiscal 2006, compared to $15,738,000 during fiscal 2005. The increase in segment’s net loss was primarily due to the increase in operating expense discussed previously.

Rental Income.  Net income from continuing operations for rental income was $119,000 and $123,000 for the fiscal years ended September 30, 2006 and 2005, respectively; earned in connection with the Company’s lease of a portion of its office space to a tenant.

Discontinued Operations:

Revenues from Discontinued Operations

	For the Years Ended
	September 30,
	2006	2005
	(Thousands)

Revenues:
Product sales	$—	$846
Industrial automation systems	—	364
Oil and gas field services	8,292	6,597

Total revenues from discontinued operations	$8,292	$7,807

Product Sales.  OKON Testing Inc. (“OKON”) provided us with product sales revenues from sales of water-based stains, sealers and coatings. The revenues from this segment were $846,000 for the 2005 fiscal year. On March 8, 2005, we sold our entire interest in OKON, resulting in no revenue from OKON during fiscal 2006.

Industrial Automation Systems.  REN provided service revenues in the amount of $364,000 during fiscal 2005 from contracts for the manufacture of complex microprocessor controlled industrial automation systems. There was no revenue from REN during fiscal 2006 since the Company sold its 56% ownership in REN on August 1, 2005.

Oil and Gas Field Services.  PML provided service revenues in the amount of $8,292,000 derived from contracts for the oil and gas field services in fiscal 2006. Our oil and gas field service revenues for fiscal year 2006 increased by $1,695,000, or 26%, from the service revenues of $6,597,000 in fiscal 2005. The increase in oil and gas field services revenue was due to an increase in demand for our mud logging services as drilling for new natural gas wells continued to increase in our service market. The increased revenue was partially due to a 5% increase in our manned services, although the number of our manned mud logging vehicles remained constant at 38 for both fiscal 2005 and fiscal 2006. Most of the revenue growth was due to the increase in our limited service vehicles from 16 in fiscal 2005 to 34 in fiscal 2006 that provided approximately $1,300,000 of our additional revenue recognized in fiscal 2006 compared to fiscal 2005. On November 15, 2006, we sold all of our interest in PML to PML Exploration Services LLC.

Cost of Sales from Discontinued Operations

	For the Years Ended
	September 30,
	2006	2005
	(Thousands)

Cost of sales from discontinued operations:
Product sales	$—	$441
Industrial automation systems	—	278
Oil and gas field services	6,005	4,596

Total cost of sales from discontinued operations	$6,005	$5,315

Our cost of sales for discontinued operations includes costs for our OKON products, industrial automation system services and oil and gas field services. During the year ended September 30, 2006, the combined cost of sales was approximately $6,005,000 compared to $5,315,000 during the year ended September 30, 2005. The increase for the fiscal year of $690,000 resulted from an increase in the cost of sales of $1,409,000 in the former oil and gas field service segment offset by a decrease in cost of sales of $719,000 for product costs and industrial automation services caused by the sale in fiscal year 2005 of OKON and REN.

Product Sales.  Product sales are the cost of sales of our former paint business segment for sales of stains, sealers and coatings. On March 8, 2005, the Company sold its interest in OKON. Accordingly, no cost of sales was recognized in fiscal 2006. During fiscal 2005, our cost of sales for the product sales segment were $441,000.

Industrial Automation Systems.  Cost of sales for this segment was $278,000 during fiscal 2005. On August 1, 2005, the Company sold its 56% ownership interest in REN. Accordingly, there was no cost of sales were recognized in fiscal 2006.

Oil and Gas Field Services.  The cost of sales for the oil and gas field services segment increased to $6,005,000 during fiscal 2006, up from $4,596,000 during fiscal 2005. Of the increase of $1,409,000, 39% was related to field labor and benefits and field living expenses. The increase in oil and gas field services cost of sales was due to a continued high level of demand for our mud logging services associated with drilling for new natural gas wells in our service market. The increase in the number of units in the field and our higher utilization rates directly led to the increase in field labor and benefits and field living expenses, which makes up the largest percentage of cost of sales.

Gross Profit from Discontinued Operations

	For the Years Ended
	September 30,
	2006	2005
	(Thousands)

Gross profit from discontinued operations:
Product sales	$—	$405
Industrial automation systems	—	86
Oil and gas field services	2,287	2,001

Total gross profit from discontinued operations	$2,287	$2,492

Product Sales.  Included in this segment is the gross profit of our former paint business segment for sales of stains, sealers and coatings. During fiscal 2005, our gross profit for the paint segment was approximately $405,000. On March 8, 2005, the Company sold its interest in OKON. Accordingly, there was no gross profit in fiscal 2006 from this segment.

Industrial Automation Systems.  Gross profit from the industrial automation systems segment was $86,000 during fiscal 2005. On August 1, 2005, the Company sold its 56% ownership interest in REN. Thus, there was no gross profit in fiscal 2006 from this segment.

Oil and Gas Field Services.  Gross profit from the oil and gas field service segment increased to $2,287,000 during fiscal 2006, compared to $2,001,000 during fiscal 2005. The increase of $286,000 was due to increases in our number of limited service units in service combined with our increase in billing rates.

Operating Expenses from Discontinued Operations

	For the Years Ended
	September 30,
	2006	2005
	(Thousands)

Operating expenses from discontinued operations:
General and administrative	$883	$1,528
Depreciation and amortization	51	48
Research and development	—	11

Total operating expenses from discontinued operations	$934	$1,587

General and Administrative Expenses.  General and administrative expenses were approximately $883,000 and $1,528,000 during fiscal 2006 and 2005, respectively.

Depreciation and Amortization.  Depreciation and amortization expenses during fiscal 2006 and 2005 were $51,000 and $225,000. Of these amounts, $0 and $177,000 were included in cost of sales.

Research and Development.  Research and development expenses were $11,000 during fiscal 2005. These expenses were all from our former paint segment.

Operating Gain (Loss) from Discontinued Operations

	For the Years Ended
	September 30,
	2006	2005
	(Thousands)

Gain (loss) from discontinued operations:
Product sales	$—	$(165)
Industrial automation systems	—	(250)
Oil and gas field services	1,353	1,320

Total gain from discontinued operations	$1,353	$905

Product Sales.  OKON, our former paint business segment for sales of stains, sealers and coatings was sold during fiscal 2006. For fiscal 2005, our loss from operations for the paint segment was $165,000.

Industrial Automation Systems.  REN, our former industrial automation systems segment was sold during fiscal 2006. REN has a loss from operations of $250,000 during fiscal 2005.

Oil and Gas Field Services.  The operating gain of our oil and gas field services segment increased to $1,353,000 during fiscal 2006, compared to $1,320,000 for the comparable period in fiscal 2005.

Other (Expense) Income from Discontinued Operations

	For the Years Ended
	September 30,
	2006	2005
	(Thousands)

Other (expense) income:
Interest expense	$(40)	$(45)
Gain on disposal of fixed assets	—	1

Total other expense	$(40)	$(44)

Total Other Expense.  Total other expenses decreased to $40,000 during fiscal 2006 from total other expenses of $44,000 during fiscal 2005. The decrease of $4,000 resulted from a decrease in interest expense of $5,000; offset by a gain on disposal of fixed assets.

Net Gain (Loss) on Sale of Discontinued Operations

	For the Years Ended
	September 30,
	2006	2005
	(Thousands)

Gain (Loss) on sale of discontinued operations:
Net loss from product sales	$—	$(165)
Net loss from industrial automation	—	(281)
Net gain from oil and gas field services, net of tax of $49 (2006) and $61 (2005)	1,265	1,246

Net gain from discontinued operations, net of tax of $49 (2006) and $61 (2005)	$1,265	$800

Gain on sale of OKON, net of tax of $0	$—	$699
Loss on sale of REN, net of tax of $6	—	(243)

Net gain on sale of discontinued operations, net of tax of $0 (2006) and $6 (2005)	—	456

Total gain on sale of discontinued operations, net of tax of $49 (2006) and $67 (2005)	$1,265	$1,256

For fiscal 2006, we experienced a net gain from discontinued operations of $1,265,000, or $.010 per share, compared to a net gain from discontinued operations of $1,256,000 or $.015 per share, during fiscal 2005.

Product Sales.  Net loss from discontinued operations for product sales is the net loss from discontinued operations of our paint business for sales of stains, sealers and coatings. During fiscal 2005, our net loss from discontinued operations for the paint business was $165,000.

Industrial Automation Systems.  Net loss from discontinued operations for the industrial automation systems segment was $281,000 during fiscal 2005.

Oil and Gas Field Services.  Net gain from discontinued operations for oil and gas field services increased to $1,265,000 during fiscal 2006, up from $1,246,000 during fiscal 2005. The increase of $19,000 was due to an increase in the gross profit by $286,000 and a decrease in income tax expense of $12,000 offset by an increase in operational expense of $253,000 and an increase in other expense of $27,000.

Gain on Sale of Discontinued Operations.  The $699,000 gain, net of tax, on the sale of OKON. on March 8, 2005 was partially offset by a $236,000 loss on the sale of our 56% ownership interest in REN on August 1, 2005.

Subsequent to fiscal 2006, on November 15, 2006, we sold PML to privately held PML Exploration Services, LLC, for approximately $5.4 million in cash and the approximate gain from the sale of this business was $2,721,000. Refer to Note 4 to the Consolidated Financial Statements.

Net Loss Applicable to Common Stockholders

	For the Years Ended
	September 30,
	2006	2005
	(Thousands)

Net loss	$(38,647)	$(14,359)
Deemed dividend on preferred stock	—	(9,000)
Cash dividends paid on preferred stock	(75)	(341)

Net loss applicable to common stockholders	$(38,722)	$(23,700)

For fiscal 2006, we experienced a net loss applicable to common stockholders of approximately $38,722,000, or $0.304 per share compared to a net loss applicable to common stockholders of $23,700,000, or $0.255 per share during fiscal 2005. Included in net loss applicable to common stockholders for fiscal 2006 was $75,000 of cash dividends paid on Series A Preferred Stock. Included in net loss applicable to common stockholders for fiscal 2005 was $9,341,000 of dividends on preferred stock, which was comprised of a $9,000,000 deemed dividend related to a beneficial conversion feature and warrants and $341,000 of cash dividends paid on the Series A Preferred Stock.

INFLATION

Inflation has and is expected to have an insignificant impact on the Company’s results of operations and sources of liquidity.

ANALYSIS OF CASH FLOWS

The following table summarizes our Consolidated Statements of Cash Flows:

	For the Years Ended
	September 30,
	2007	2006
	(Thousands)

Net Cash (Used in) Provided by:
Operating activities	$(23,612)	$(15,612)
Investing activities	(31,892)	(107,526)
Financing activities	62,630	124,983

Net Increase in Cash	$7,126	$1,845

Cash Flows From Operating Activities

Net Loss.  The Company had a net loss of $91,717,000 during fiscal 2007, as compared to $38,647,000 during fiscal 2006. The cash flows used in operations during these periods resulted from the following operating activities:

Depreciation.  Depreciation is a non-cash expense. This expense increased during fiscal 2007 as compared to fiscal 2006 by $4,340,000 to $8,051,000. Of the 2007 amount $7,577,000 or 94% was due to a full twelve months of expense following the acquisition of the nitrogen fertilizer plant in East Dubuque versus five months in fiscal 2006.

Amortization.  Amortization is also a non-cash expense. This expense did not change during fiscal 2007 as compared to fiscal 2006.

Impairment of Assets.  Following the Company’s decision to suspend further efforts on the REMC conversion in fiscal 2007, we recognized an impairment on the construction in progress asset and also on a land purchase option for the total amount of $38,197,000. There was no impairment recognized in fiscal 2006.

Utilization of Spare Parts.  During the fiscal year ended September 30, 2007, we utilized $1,120,000 of spare parts in our production of nitrogen-based fertilizers at the East Dubuque Plant.

Loss on Disposal of Fixed Assets.  During fiscal 2007, we recorded a loss on the disposal of fixed assets of $826,000 resulting primarily from our Nitrogen Products Manufacturing segment’s write-off of the remaining book value of damaged process catalysts. During fiscal 2006, we recorded a loss on the disposal of fixed assets of $84,000.

Amortization of Debt Issuance Costs.  Total amortization of debt issue costs recognized during the fiscal year ended September 30, 2007 was $748,000 compared to $937,000 during the fiscal year ended September 30, 2006. The amortization of debt issue costs recognized in the fiscal year ended September 30, 2007 was due to the amortization of bond issue costs and beneficial conversion feature expenses of our senior convertible notes. Most of the amortization of debt issue costs recognized in fiscal 2006 was due to the amortization of debt issuance costs related to a line of credit, convertible notes and bridge loans used to provide working capital and fund acquisition costs related to the purchase of the East Dubuque Plant.

Write-off of Acquisition Costs, Debt Issue Costs and Offering Costs.  We wrote-off $355,000 of abandoned debt issue costs related to the acquisition effort of RCN during fiscal 2006. We incurred no such expenses during fiscal 2007.

Write-down of Inventory to Market.  During the fiscal year ended September 30, 2007, we wrote-down inventory by $644,000 as a result of marking down product inventory and natural gas supplies included in inventory to net realizable value.

Accrued Interest Expense.  Accrued interest expense primarily associated with the Company’s 4.0% convertible senior notes increased by $8,000 during the fiscal year ended September 30, 2007.

Options for Common Stock Issued for Services.  During fiscal 2007, we issued $1,834,000 in options for common stock in lieu of cash compensation to outside directors and employees of the Company for their services and the related stock-based compensation expense was recorded to recognize the cost of vested options. During fiscal 2006, we issued $1,569,000 in options for common stock in lieu of cash for such services. The options were valued using the Black-Scholes option pricing model at the time of the option grant.

Warrants for Common Stock Issued for Services.  During the year ended September 30, 2007, the Company did not issue any warrants for common stock. This compares with fiscal 2006 when the Company issued warrants for 2,100,000 shares of common stock which were valued at $8,413,000 using the Black-Scholes option pricing model at the time of the warrant issuance. Included in the 2006 activity was a warrant issued to purchase 1,000,000 shares of the Company’s common stock at $2.4138 per share to DKRW Advanced Fuels LLC which resulted in a charge to marketing expense of $2,677,000.

Restricted Stock Units Issued for Services.  During fiscal 2007, we recorded $3,132,000 of stock-based compensation expense for the issuance of restricted stock units. The expense was included in general and administrative expense. During fiscal 2007 611,000 restricted stock units vested, of which 412,000 were settled in shares of common stock and 199,000 were settled in cash in order to meet minimum tax withholding requirements. The Company recognized the fair value of the 199,000 restricted stock units, or $680,000, as a repurchase of shares issued, and no additional compensation cost was recognized. Comparatively, during fiscal 2006, we recorded $1,603,000 of stock-based compensation expense for the issuance of restricted stock units. In fiscal 2006, 18,000 restricted stock units vested all of which were settled in shares of common stock.

Gain on Sale of Subsidiaries.  During fiscal 2007, we sold PML which was wholly-owned. We recorded a gain on the sale of $2,721,000 and also received $72,000 from the prior divestiture of REN.

Loss of Investments.  During fiscal 2007, we recorded no loss on investment. During fiscal 2006, we wrote down our investment in an advanced technology company by $305,000.

Changes in Operating Assets and Liabilities.  The changes in operating assets and liabilities, net of business combination, result from the following factors.

Accounts Receivable.  Accounts receivable increased by $6,712,000 during fiscal 2007, as compared to an increase of $5,075,000 in fiscal 2006. The increase during fiscal 2007 was primarily due to demand and pricing in our nitrogen products manufacturing segment combined with the timing of product shipments and the receipt of customer payments.

Other Receivables and Receivable from Related Party.  During fiscal 2007, other receivables and receivable from related party increased by $54,000 primarily due to cash collected related to earn-out receivables.

Inventories.  Raw materials and finished goods inventories are from our nitrogen products manufacturing segment. The book value of inventories at September 30, 2007 was $13,611,000 as compared to $14,843,000 at September 30, 2006. Of these amounts, for finished goods the physical quantities were 42,466 tons and 56,100 tons, respectively. Not included in the value or quantity of inventory at September 30, 2007 was 8,000 tons of finished goods with a cost of $2,427,000 that was temporarily transferred to a third party due to storage constraints. Adding back the inventory transfer, the physical quantity of inventory at each fiscal year end was generally consistent. The cost of the inventory reflects the higher cost of production driven by the increase in natural gas prices. The overall decrease in cost of $1,232,000 includes the effect of the third party product exchange combined with a write down of inventory to book value from the first quarter of fiscal 2007 of $644,000 offset by $1,839,000 of additional production costs incurred to the end of fiscal 2007.

Prepaid Expenses and Other Current Assets.  Prepaid expenses and other current assets increased during fiscal 2007 by $1,440,000 as compared to the increase during fiscal 2006 of $700,000. The change reflects prepayments made to vendors that are involved in the conversion of the East Dubuque Plant and the timing of payments on certain annual insurance premiums, net of the amortization of such premiums.

Accounts Payable.  Accounts payable increased during fiscal 2007 by $1,278,000 resulting from the timing of receiving and paying trade payables, the majority of which were associated with the construction of the PDU, construction in progress costs for conversion of the East Dubuque Plant and other development projects.

Accrued Retirement Payable.  For the fiscal year ended September 30, 2007, accrued retirement payable decreased by $531,000 as a result of cash payments made related to the retirement payable of our former CEO and COO. For the fiscal year ended September 30, 2006, the decrease was $906,000.

Deferred Revenue.  The Company records a liability for deferred revenue upon execution of product prepayment contracts which creates an obligation for delivery of a product within a specified period of time in the future. Deferred revenue increased by $42,542,000 during the fiscal year ended September 30, 2007. This increase is due to a $24,106,000 increase in product prepayment contract receivables, combined with an increase of $18,436,000 of net operating activity in deferred revenue. The change in the balance in deferred revenue was primarily due to REMC’s customers committing to purchase larger quantities of product and executing those commitments earlier than in prior years.

Accrued Liabilities, Accrued Payroll and Other.  Accrued liabilities, accrued payroll and other increased by $6,942,000 during fiscal 2007 as a result of the timing and payment of certain accruals including payroll, maintenance costs for the East Dubuque Plant, costs associated with construction of the PDU and costs for conversion of the East Dubuque Plant.

Net Cash (Used) in Operating Activities.  The total net cash used in operations decreased to $23,612,000 during fiscal 2007, as compared to $15,612,000 during fiscal 2006.

Cash Flows From Investing Activities

Marketable Securities, Held for Sale.  Marketable securities are comprised of investment-grade U.S. government and municipal notes and bonds, corporate bonds, asset-backed securities, commercial paper, special auction variable rate securities and other investment-grade marketable debt and equity securities. These securities are available for sale to fund the Company’s future operational needs. During fiscal 2007, our investment securities held for sale increased by $36,486,000 as a result of transfers into the investment accounts of $35,000,000 along with interest and dividend income received. We drew down these marketable securities by $44,512,000 during the fiscal year ended September 30, 2007. During fiscal 2006, we invested $30,285,000 into these same holdings with no associated draw down.

Purchases of Property, Plant and Equipment.  During fiscal 2007, we purchased property, plant and equipment with a value of approximately $10,212,000. Of the property, plant and equipment purchased, 85.1% was attributable to capitalized improvements to the East Dubuque Plant, purchases of spare parts for the East Dubuque Plant and construction of a building at the PDU site.

Purchases for Construction in Progress.  During fiscal 2007, we purchased goods and services capitalized as construction in progress with a value of approximately $32,912,000. All of these purchases, 100% was attributable to our conversion of the East Dubuque Plant, development costs on other projects, and implementation of new financial software.

Proceed from Sale of Investments.  During fiscal 2006, we collected $100,000 on our sale of investment in advance technology companies and there was no corresponding transaction during fiscal 2007.

Proceeds from Earn-out Receivables.  During fiscal 2007 and 2006, we collected $234,000 and $180,000, respectively, on the long-term receivable balance due from REN and OKON. The amount due is based on contractual provisions applicable to the Company’s divestiture of these former subsidiaries which require the buyers to pay additional consideration depending on the earnings of the sold companies.

Change in Restricted Cash.  During fiscal 2007, restricted cash increased by $51,000 due to segregating $100,000 for a potential tax liability associated with the sale of PML offset by a decrease in the amount of cash pledged as collateral on a letter of credit consistent with contractual requirements of an office space lease. This compares to an increase during fiscal 2006 of $205,000 when the letter of credit was executed.

Proceeds from Sale of Subsidiary.  The gross proceeds collected during fiscal 2007 was $5,398,000 related to our sale of PML on November 15, 2006.

Acquisitions, Net of Cash Received.  There were no acquisitions in fiscal 2007. During fiscal 2006, we used $70,773,000 to purchase the nitrogen products manufacturing facilities in East Dubuque owned by Royster-Clark Nitrogen, Inc.. This entity was subsequently renamed to Rentech Energy Midwest Corporation. We also used $1,345,000, net of cash received, to purchase the remaining 50% share of Sand Creek Energy, LLC, during the fiscal year ended September 30, 2006. This entity was subsequently renamed to Rentech Energy Technology Center, LLC.

Deposits and Other Assets.  During the fiscal year ended September 30, 2007, deposits and other assets increased by $2,375,000 on our Consolidated Statements of Cash Flows as compared to a change of $0 during fiscal 2006. In fiscal 2007, the Company paid for a land purchase option associated with the conversion of the East Dubuque Plant.

Net Cash (Used) in Investing Activities.  The total net cash used in investing activities decreased to $31,892,000 during fiscal 2007 as compared to cash used of $107,526,000 during fiscal 2006. The decrease from the prior year was primarily due to the impact of the absence of the fiscal 2006 acquisition costs of $72,118,000 offset by the fiscal 2007 use of cash for purchases for construction in progress of $32,214,000, purchases of property, plant and equipment of $10,212,000 and the source of cash from the net proceeds from investment in marketable securities of $8,026,000.

Cash Flows From Financing Activities

Proceeds from Issuance of Common Stock and Warrants and Payment of Offering Costs.  During fiscal 2007, the Company issued and sold 20,092,000 shares of common stock along with warrants to purchase 4,018,000 shares of common stock through a registered direct offering to selected institutional investors under the Company’s shelf registration statements. The offering resulted in gross proceeds for the Company of approximately $54,851,000, before deducting the payment of offering fees and expenses of approximately $3,202,000. During fiscal 2006, the net cash proceeds from the issuance of common stock was $62,560,000 with associated offering costs of $4,372,000.

Proceeds from Grants.  During the twelve months ended September 30, 2007, we received $2,265,000 in grant proceeds, which includes $65,000 of interest earned, for reimbursement of costs related to the Front End Engineering and Design phase of the East Dubuque Plant conversion.

Proceeds from Advance for Equity Investment.  The Company recorded reimbursements for certain development costs the Company received from a third party as a liability for an advance for equity investment. These reimbursements will be credited toward the purchase price for an equity stake in one of the Company’s projects if the third party exercises an option to purchase equity in the project. During fiscal 2007, we received net proceeds of $7,892,000 which did not include a partial reimbursement of $907,000 recorded to accrued liabilities.

Payment of Financial Advisory Fees.  During fiscal 2007, we paid $1,044,000 for advisory fees to Credit Suisse to act as our exclusive financial advisor with respect to the development, financing and review of certain financing matters in connection with projects at the East Dubuque Plant and in Adams County, Mississippi. These same fees were $1,750,000 during the fiscal year ended September 30, 2006.

Proceeds from Options and Warrants Exercised.  During the fiscal year ended September 30, 2007, we received $1,907,000 from the exercise of options and warrants as compared to $7,021,000 during fiscal 2006.

Payment of Dividends on Preferred Stock.  During fiscal 2007 and fiscal 2006, we paid $0 and $75,000, respectively, in dividends on preferred stock.

Proceeds from Subscription Receivable.  During the fiscal year ended September 30, 2006, we received $12,255,000 from a subscription receivable as a result of a Securities Purchase Agreement between the Company and Wellington Management Capital, LLP (“Wellington”) whereby a group of purchasers led by Wellington purchased 13,436,000 shares of Company common stock at a price of $2.30 per share.

Proceeds from Convertible Debt.  During the fiscal year ended September 30, 2006, we received $57,500,000 from the issuance of convertible senior notes. No such transaction occurred during fiscal 2007.

Payment of Debt Issuance Costs.  During fiscal 2007, we paid $0 in debt issue costs as compared to $4,371,000 during fiscal 2006. Of the debt issuance costs paid in the prior fiscal year, $355,000 was paid to MAG Capital as a due diligence fee in relation to the Commitment Letter signed November 15, 2005.

Payments on Line of Credit, Net.  During fiscal 2007, we were advanced $143,698,000 of proceeds and made payments of $143,698,000 on our line of credit supporting the working capital needs of our nitrogen products manufacturing segment. During fiscal 2006, we paid off our line of credit supporting the operations of PML for $499,000.

Payments on Long-Term Debt and Long-Term Convertible Debt.  During fiscal 2007, we repaid $40,000 on certain debt obligations as compared to $3,286,000 during fiscal 2006. Payments in the fiscal year ended September 30, 2006 reflect payments on notes payable and long-term convertible debt.

Net Cash Provided by Financing Activities.  The net cash provided by financing activities during fiscal 2007 was $62,630,000, compared to $124,983,000 in cash provided by financing activities during fiscal 2006.

Increase in Cash and Cash Equivalents

Cash and Cash Equivalents increased during fiscal 2007 by $7,126,000 compared to an increase of $1,845,000 during fiscal 2006. These changes increased the ending cash balance at September 30, 2007 to $33,692,000 and increased the ending cash balance at September 30, 2006 to $26,566,000.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2007, the Company had working capital of $37,961,000, as compared to working capital of $65,316,000 at September 30, 2006. At September 30, 2007, our current assets totaled $112,584,000, including net accounts receivable of $22,259,000, and our current liabilities were $74,623,000. We had long-term liabilities of $65,728,000, of which most related to our long-term convertible debt as well as the mortgage on our development and testing laboratory. From our inception on December 18, 1981 through September 30, 2007, we have incurred losses in the amount of $192,373,000. For the fiscal year ended September 30, 2007, we recognized a net loss of $91,717,000 and negative cash flow from operations of $23,612,000. If the Company does not operate at a profit in the future, it may be unable to continue its operations at the present level or at all.

Historically, for working capital we have relied upon private placements and public offerings of our common stock, which have been sold at a discount from the market price. We have also previously sold convertible preferred stock and convertible promissory notes bearing interest in private placements and public offerings. Our shareholders approved an amendment to our Restated Articles of Incorporation to increase the number of authorized shares of common stock from 150,000,000 to 250,000,000. For the years ended September 30, 2007, 2006 and 2005, we received cash proceeds from the issuance of common stock of $56,758,000 (including $54,851,000 from the issuance of common stock and $1,907,000 from the exercise of stock options and warrants), $81,836,000 (including $62,560,000 from the issuance of common stock, $12,255,000 from the receipt of a subscription receivable and $7,021,000 from the exercise of stock options and warrants), and $21,114,000 (including $18,607,000 from the issuance of common stock and $2,507,000 from the exercise of stock options and warrants). In addition, we received cash proceeds from long-term debt and long-term convertible debt to stockholders of $0, $57,500,000, and $2,850,000 for each of the three fiscal years, respectively, as well as $0, $0, and $8,315,000 from the issuance of convertible preferred stock.

On April 25, 2007, the Company sold and issued 20,092,000 shares of common stock along with warrants to purchase 4,018,000 shares of common stock through a registered direct offering to selected institutional investors under the Company’s existing shelf registration statements. For each share of common stock purchased in the offering, the investor was also issued warrants to purchase 0.20 shares of common stock for a combined issue price of $2.73 per unit. The shares of common stock and warrants were immediately separable and were issued separately. The warrants have an exercise price of $3.28 per share, subject to certain adjustments, have a five year term, and are not exercisable prior to October 25, 2007. The proceeds of this offering were allocated pro rata between the relative fair values of the stock and warrants at issuance using the Black-Scholes valuation model for valuing the warrants. The value of the warrants was determined to be $3,492,000 resulting in a pro rata allocation for the warrants of $3,283,000. This was recorded as a reduction in the proceeds received from the stock in additional paid in capital and an increase in additional paid in capital from the allocated value of the warrants.

On April 18, 2006, the Company closed its concurrent public offerings of 16,000,000 shares of common stock at a price per share of $3.40 and $50,000,000 principal amount of its 4.00% convertible senior notes Due 2013 (the “Notes”). The Notes bear interest at the rate of 4.00% per year on the principal amount of the Notes, payable in cash semi-annually in arrears on April 15 and October 15 of each year, beginning October 15, 2006. Holders may convert their Notes into shares of the Company’s common stock (or cash or a combination of cash and shares of common stock, if Rentech so elects) at an initial conversion rate of 249.2522 shares of our common stock per $1,000 principal amount of Notes (which represents a conversion price of approximately $4.0120 per share of common stock), under the circumstances described in the Notes. On April 24, 2006, the underwriters of the Company’s concurrent public offerings of 16,000,000 shares of common stock priced at $3.40 per share and $50 million aggregate principal amount of its 4.0% convertible senior notes due 2013 exercised in full their over-allotment options by purchasing an additional 2,400,000 shares of common stock and $7,500,000 of convertible senior notes. Including the over-allotment purchases, the Company’s offerings totaled 18,400,000 shares of common stock at a price to the public of $3.40 per share and $57,500,000 in convertible senior notes, resulting in net proceeds to the Company of approximately $113,000,000 after deducting the underwriting discounts, commissions, and fees.

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

The business of REMC is highly seasonal and requires substantial working capital to operate during the period when nitrogen fertilizer sales are slow and to build inventory in anticipation of the planting season. In order to meet the working capital needs of REMC, we have obtained a revolving credit facility. The Revolving Credit Facility has a maximum availability of $30,000,000, subject to borrowing base limitations and other covenants. As of September 30, 2007, REMC had no aggregate borrowings under the Revolving Credit Facility. We planned to convert the East Dubuque Plant into a coal gasification to fertilizer and synthetic fuels facility by adding the Rentech Process. We recently announced that Rentech will build its first commercial scale synthetic fuels plant utilizing the Rentech Process at the Natchez Project rather than at the East Dubuque Plant. The operation of the East Dubuque Plant remains a top priority for the Company.

In addition to plans for commercial scale facilities using the Rentech Process and fertilizer plants, Rentech’s business includes finalizing the construction of and operating our product demonstration unit, or PDU, which is located near Denver in Commerce City, Colorado. We are finalizing construction and preparing for operations of the PDU on this site. We believe we will be the United States’ first fully integrated Fischer-Tropsch CBTL Product Demonstration Unit and research facility. Refer to Item 1 — Business.

To achieve our objectives as planned for fiscal 2008, we will need substantial amounts of capital that we do not now have to fund the construction of the Natchez Project, the operation of the PDU, and development projects such as the Mingo Project. In order to fund these projects and to meet our other working capital requirements, we expect to raise capital at the project level through both debt and equity sources, as well as at the Rentech level where we may issue additional shares of our common stock and other equity or debt securities. We have one shelf registration statement covering $19,186,000 aggregate offering price of securities (up to all of which could be issued for shares of common stock) for issuance in future financing transactions, as of September 30, 2007. Some of the securities to be offered will not be registered under the Securities Act of 1933, and may not be offered or sold in the United States absent an available exemption from registration. The success of any given project will be based, in part, on the success of the related project level financing. In order to fund our working capital requirements and to fund our other plans, we may also issue shares of convertible preferred stock or other securities convertible into common stock or we may enter into additional debt instruments. A substantial increase in indebtedness could result in substantially increased interest costs and the issuance of additional preferred stock could increase dividend costs, as well as transactional and other costs. Moreover, the level of corporate activity required to pursue the opportunities and objectives outlined above, and described under Item 1 — Business, has resulted in a materially increased cash burn rate, including costs for consultants, attorneys, accountants, financial advisors, and other service providers, as well as the need for additional personnel, systems, and expense for the Company. These costs are expected to continue and to rise. As relates to the capital requirements of the PDU and the Company’s working capital requirements as projected for fiscal 2008, we believe that our currently available cash, cash flows from operations, funds from the potential sale of assets and other plans, which could include additional debt or equity financing, will be sufficient to meet our cash operating needs through the fiscal year ending September 30, 2008.

CONTRACTUAL OBLIGATIONS

In addition to the lines of credit and long-term convertible debt previously described, we have entered into various other contractual obligations. The following table lists our significant contractual obligations at September 30, 2007:

		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(Thousands)

Continuing Operations
Notes payable to related parties	$181	$181	$—	$—	$—
Line of credit(1)	—	—	—	—	—
Long-term debt	972	23	47	51	851
Long-term convertible debt(2)	57,500	—	—	—	57,500
Natural gas(3)	8,156	8,156	—	—	—
Operating leases(4)	1,765	691	1,070	4	—
Interest payments on debt	14,650	2,364	4,722	4,716	2,848
Purchase obligations(5)	7,872	7,872	—	—	—
Retirement payables	125	125	—	—	—

	$83,065	$11,256	$5,839	$4,771	$61,199

(1)	On April 26, 2006, REMC entered into a Revolving Credit Facility with CIT to support the working capital needs of REMC’s nitrogen fertilizer plant. The Revolving Credit Facility has a maximum availability of $30.0 million, subject to borrowing base limitations, and the facility provides that CIT may also issue letters of credit for REMC and the face amounts of such letters of credit (if any) would be deducted from the $30.0 million maximum availability for borrowing. Borrowings under the Revolving Credit Facility bear interest at the Chase Bank Rate plus a margin of 0.25% for Chase Bank Rate Loans or LIBOR plus a margin of 2.50% for LIBOR Loans. Subject to the conditions and limitations stipulated in the agreement, we may elect that borrowings under the Revolving Credit Facility be comprised of Chase Bank Rate Loans, LIBOR Loans, or a combination of both. As of September 30, 2007 and September 30, 2006, REMC had neither aggregate borrowings nor letters of credit issued under the facility. Had there been borrowings under this facility at September 30, 2007, the applicable interest rate would have been 8.00%. The Revolving Credit Facility is guaranteed by Rentech Development Corporation (“RDC”), and is secured by a first priority security interest in all of REMC’s current assets. The Revolving Credit Facility imposes various restrictions and covenants on REMC.

(2)	On April 18, 2006, the Company closed a public offering that included $50,000,000 principal amount of Convertible Senior Notes Due 2013. The Notes bear interest at the rate of 4.00% per year on the principal amount of the Notes, payable in cash semi-annually in arrears on April 15 and October 15 of each year, beginning October 15, 2006. Holders may convert their Notes into shares of the Company’s common stock (or cash or a combination of cash and shares of common stock, if we so elect) at an initial conversion rate of 249.2522 shares of the Company’s common stock per $1,000 principal amount of Notes (which represents a conversion price of approximately $4.0120 per share of common stock), under the circumstances described in the Notes. On April 24, 2006, the Company’s underwriters exercised their over-allotment option and purchased an additional $7,500,000 of convertible senior notes. Including the over-allotment, the Company offered a total of $57,500,000 in convertible senior notes. On the balance sheet these notes are shown net of deferred financing charges related to the beneficial conversion feature for a total of $56,804,000 and $56,679,000 on September 30, 2007 and 2006, respectively.

(3)	As of September 30, 2007 we have entered into multiple natural gas supply contracts for various delivery dates through November 30, 2007. Subsequent to September 30, 2007, we entered into additional contracts of $18.2 million with delivery dates through March 31, 2008.

(4)	We have leased office space under two non-cancelable operating leases, one of which expires October 31, 2009, the other expires in June 2010. The first lease has a renewal option for an additional five years. We also lease an industrial site used for the storage and maintenance of construction equipment under a non-cancelable operating lease which expires September 2009. In addition we have entered into various other operating leases, which expire through March 2012.

(5)	The amount presented represents certain open purchases orders with our vendors. Not all of our open purchase orders are purchase obligations, since some of the orders are not enforceable or legally binding on the Company until the goods are received or the services are provided.

In addition to the contractual obligations previously described, we have entered into various employment agreements with certain of our executive officers. The following table lists the commitments under the employment agreements at September 30, 2007:

	Amount of Commitment Expiration per Period
					After
Other Commercial Commitments	Total	Less than 1 Year	1-3 Years	3-5 Years	5 Years
		(Thousands)

Employment agreements(1)	$2,738,000	$1,604,000	$1,134,000	$—	$—

	$2,738,000	$1,604,000	$1,134,000	$—	$—

(1)	We have entered into various employment agreements with officers of the Company which extend to January 15, 2010. These agreements describe annual compensation as well as the compensation that we must pay upon termination of employment. The information provided in the table assumes that the officers remained employed for the full term of employment specified in their agreements.

On November 15, 2005, the Company entered into an engagement letter agreement with Credit Suisse First Boston LLC (“CSFB”) for CSFB to act as its exclusive financial advisor with respect to the development, financing and review of certain financing matters in connection with the East Dubuque conversion and the Natchez Project. Under the letter agreement, the Company was obligated to pay CSFB an upfront retainer fee, a monthly retainer fee and success fees based on the completion of financings for the East Dubuque conversion and the Natchez Project as well as financing fees based on the gross proceeds raised by CSFB in connection with debt or equity financings for the projects.

On September 27, 2007 the Company exercised an option to purchase approximately 450 acres of land in Adams County, Mississippi (the “Natchez Property”) where the Company intends to construct and operate the Natchez Project. Pursuant to the option agreement the Company is obligated to pay a monthly fee for the option, and upon the transfer of the Natchez Property, a purchase price of $9,300,000. The transfer and closing on the sale of the Natchez Property is expected to occur on March 30, 2008.

On May 25, 2007, we entered into a Development Cost Sharing and Equity Option Agreement (the “Peabody Agreement”) with Peabody Venture Fund, LLC (“PVF”). The Peabody Agreement sets forth the rights and obligations of the parties with respect to the sharing of any development costs for projects investigated or constructed by Rentech and Peabody, the indirect parent of PVF.

Please refer to Note 13 to the Consolidated Financial Statements for additional information.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements.

Recent Accounting Pronouncements From Financial Statement Disclosures

For a discussion of the recent accounting pronouncements relevant to our operations, please refer to the information provided under Note 2 to the consolidated financial statements included in Part IV, Item 15 of this Form 10-K, which information is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.  We are exposed to the impact of interest rate changes related to our investment of current cash and cash equivalents and marketable securities. These funds are generally highly liquid with short-term maturities, and the related market risk for cash and cash equivalents and marketable securities is not considered material. In addition to market risk related to marketable securities, our debt is at fixed rates and at variable interest rates. A hypothetical increase or decrease in interest rates by 1% would have changed annual interest expense on the variable rate loan by approximately $1,850 for the year ended September 30, 2007. We believe that fluctuations in interest rates in the near term will not materially affect our consolidated operating results, financial position or cash flow.

Commodity Price Risk.  We are exposed to market risk due to changes in natural gas prices. Natural gas is a raw material used in the production of various nitrogen-based products that are manufactured at the East Dubuque Plant. Market prices of nitrogen-based products are affected by changes in natural gas prices as well as supply and demand and other factors. As a normal course of business, REMC currently produces nitrogen-based fertilizer products throughout the year to supply its needs during the high sales volume spring season. Nitrogen-based inventory remaining at the end of the spring season will be subject to market risk due to changes in natural gas prices and supply and demand. Currently, REMC purchases natural gas for use in its East Dubuque Plant on the spot market, and through short-term, fixed-supply, fixed-price and index-price purchase contracts which will lock in pricing for a portion of its natural gas requirements through the winter months which have demonstrated the highest degree of volatility. Notwithstanding these purchase contracts, REMC remains exposed to significant market risk. There has been a generally increasing trend in natural gas prices in recent years with prices reaching record highs in 2005 and then reducing in 2006 and 2007 due to various supply and demand factors, including the increasing overall demand for natural gas from industrial users, which is affected, in part, by the general conditions of the United States economy, and other factors. Seasonal fluctuations exist within each year resulting from various supply and demand factors, such as the severity of winters affecting consumer consumption for heating, summers affecting industrial demand by utilities for electrical generation, among other factors. Changes in levels of natural gas prices and market prices of nitrogen-based products can materially affect REMC’s financial position and results of operations. A hypothetical increase of $0.10 per MMBTU of natural gas could increase the cost to produce one ton of ammonia by approximately $3.50. REMC has experienced no difficulties in securing supplies of natural gas, however, natural gas is purchased at market prices and such purchases are subject to price volatility.

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

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(Thousands)

Fiscal Year 2007
Revenues	$35,430	$16,905	$50,399	$29,586
Gross profit	$3,747	$820	$9,231	$1,955
Loss from operations	$(11,483)	$(17,296)	$(6,941)	$(58,743)
Net loss from continuing operations	$(11,639)	$(17,178)	$(6,989)	$(59,061)
Net income from discontinued operations, net of tax(1)	$225	$—	$—	$—
Net loss	$(8,692)	$(17,178)	$(6,898)	$(58,949)
Dividends	$—	$—	$—	$—
Loss applicable to common stock	$(8,692)	$(17,178)	$(6,898)	$(58,949)
Loss from continuing operations per share	$(.082)	$(.121)	$(.044)	$(.361)
Loss from discontinued operations per share	$.021	$—	$—	$.001
Loss per common share	$(.061)	$(.121)	$(.044)	$(.360)
Fiscal Year 2006
Revenues	$41	$26	$17,672	$26,778
Gross profit/(loss)	$41	$26	$(805)	$1,178
Loss from operations	$(5,948)	$(12,796)	$(11,949)	$(8,726)
Net loss from continuing operations	$(5,955)	$(12,820)	$(12,266)	$(8,871)
Net income from discontinued operations, net of tax(1)	$327	$283	$235	$420
Net loss	$(5,628)	$(12,536)	$(12,032)	$(8,451)
Dividends	$(75)	$—	$—	$—
Loss applicable to common Stock	$(5,703)	$(12,536)	$(12,032)	$(8,451)
Loss from continuing operations per share	$(.053)	$(.108)	$(.091)	$(.063)
Loss from discontinued operations per share	$.003	$.002	$.002	$.003
Loss per common share	$(.050)	$(.106)	$(.089)	$(.060)

(1)	For the fiscal year ended September 30, 2006 the Company deemed its subsidiary PML to be a discontinued operation, and PML’s results of operations were segregated from continuing operations for all years presented. In addition, the PML assets and liabilities were segregated as current and non-current held for sale assets and liabilities on our balance sheet for all periods presented. On March 8, 2005, the Company sold all of its interest in OKON and on August 1, 2005 the Company disposed of its remaining interest in REN Testing Corporation. The Company considered these two entities to be discontinued operations for the fiscal year ended September 30, 2005, and their results of operations were segregated from continuing operation for all periods presented. Since the Company had completed the sale of these two entities before September 30, 2005, these entities’ assets and liabilities are not shown on our balance sheets as of September 30, 2006 and 2005.

The quarterly changes in net loss during fiscal 2007 resulted from the variability in the gross margin from our nitrogen products manufacturing segment, and variability in research and development expenses primarily associated with the construction of the PDU. The quarterly fluctuations in gross margin were mainly driven by our nitrogen products manufacturing segment and were due to the impact of seasonality, increases in product sales prices and the volatility of natural gas prices. The fourth quarter was specifically impacted the impairment loss on the East Dubuque Plant conversion and by expensing the cost of our biannual scheduled temporary shutdown for maintenance.

As a result of the Company’s issuance of stock options, warrants and restricted stock units, the Company expensed $4,966,000 and $11,586,000 in fiscal 2007 and 2006, respectively. Of that amount, $4,464,000 and $8,900,000 was charged to compensation expense, $0 and $2,677,000 was charged to marketing expense, and $502,000 and $9,000 was charged to consulting expense during fiscal 2007 and 2006, respectively. Refer to Note 15 to the Consolidated Financial Statements for further information about the Company’s adoption of SFAS 123(R). Also, during 2006 we recorded $355,000 of abandoned debt issue costs related to due diligence fees paid to MAG Capital and $1,000,000 related to a break up fee paid to MAG Capital. No such costs were incurred during fiscal 2007.

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

Management’s Report on Internal Control Over Financial Reporting.  Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or 15(d)-15(f) of the Exchange Act). Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based upon the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of September 30, 2007.

The Company’s internal control over financial reporting as of September 30, 2007 has been audited by Ehrhardt Keefe Steiner & Hottman, PC and they have issued an attestation report on the Company’s internal control over financial reporting.

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

The information required by Item 10 regarding our directors, executive officers and audit committee is incorporated by reference from the information under the caption “Election of Directors” in our definitive proxy statement for our 2008 annual meeting of shareholders (the “Proxy Statement”) which we intend to file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

Code of Ethics

The Company has adopted a Code of Ethics applicable to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. This Code of Ethics is posted on our website. The Internet address for our website is www.rentechinc.com, and the Code of Ethics is provided under the section of the website called Corporate Governance.

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

(a) Financial Statements. See Index to Financial Statements and Schedules at page F-1.

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
D. Hunt Ramsbottom,
Chief Executive Officer and President

Date: December 14, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/  D. Hunt Ramsbottom
D. Hunt Ramsbottom,
Chief Executive Officer, President and Director
(principal executive officer)

Date: December 14, 2007

/s/  Merrick Kerr
I. Merrick Kerr,
Executive Vice President and Chief Financial Officer (principal financial officer)

Date: December 14, 2007

/s/  Debra L. Harshman
Debra L. Harshman,
Chief Accounting Officer
(principal accounting officer)

Date: December 14, 2007

/s/  Dennis L. Yakobson
Dennis L. Yakobson,
Chairman and Director

Date: December 14, 2007

/s/  Michael S. Burke
Michael S. Burke,
Director

Date: December 14, 2007

/s/  Michael F. Ray
Michael F. Ray,
Director

Date: December 14, 2007

/s/  Edward M. Stern
Edward M. Stern,
Director

Date: December 14, 2007

/s/  Erich W. Tiepel
Erich W. Tiepel,
Director

Date: December 14, 2007

/s/  Halbert S. Washburn
Halbert S. Washburn,
Director

Date: December 14, 2007

RENTECH, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
Rentech, Inc. and Subsidiaries
Los Angeles, California

We have audited the accompanying consolidated balance sheets of Rentech Inc. and Subsidiaries (the “Company”) as of September 30, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss and cash flows for each of the years in the three-year period ended September 30, 2007. We also have audited the Company’s internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rentech Inc. and Subsidiaries as of September 30, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Rentech Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

/s/ Ehrhardt Keefe Steiner & Hottman PC

December 14, 2007
Denver, Colorado

RENTECH, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	As of September 30,
	2007	2006
	(Stated in thousands, except per share data)

ASSETS
Current assets
Cash and cash equivalents	$33,692	$26,566
Restricted cash, short-term	104	—
Marketable securities (Note 5)	22,259	30,283
Accounts receivable, net of $126 (2007 and 2006) allowance for doubtful accounts (Notes 6 and 18)	36,213	5,208
Inventories (Note 7)	13,611	14,843
Prepaid expenses and other current assets	4,197	2,747
Other receivables, net	2,508	111
Assets held for sale, current (Note 4)	—	1,524

Total current assets	112,584	81,282

Property, plant and equipment,
net of accumulated depreciation of $12,227 (2007) and $4,853 (2006) (Note 8)	59,002	57,489

Construction in progress,
net of impairment of $36,916 (2007) and $0 (2006) (Note 8)	4,192	3,916

Other assets
Licensed technology and technology rights net of accumulated amortization of $3,509 (2007) and $3,252 (2006) (Note 2)	210	467
Deposits and other assets (Note 11), net of impairment of $1,281 (2007) and $0 (2006) (Note 8)	6,923	5,647
Restricted cash, long-term	152	205
Assets held for sale, non-current (Note 4)	—	1,680

Total other assets	7,285	7,999

Total assets	$183,063	$150,686

	As of September 30,
	2007	2006
	(Stated in thousands, except per share data)

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$11,299	$4,687
Accrued payroll and benefits	4,478	3,020
Accrued liabilities	10,476	1,709
Deferred revenue (Note 2)	46,982	4,440
Accrued interest	1,061	1,053
Accrued retirement payable (Note 13)	125	531
Convertible notes payable to related parties (Note 19)	181	—
Current portion of long-term debt (Note 10)	21	20
Liabilities held for sale, current (Note 4)	—	506

Total current liabilities	74,623	15,966

Long-term liabilities
Long-term debt, net of current portion (Note 10)	951	973
Long-term convertible debt to stockholders (Note 11)	56,804	56,679
Convertible notes payable to related parties (Note 19)	—	169
Advance for equity investment (Note 13)	7,892	—
Accrued retirement payable (Note 13)	—	125
Other long-term liabilities	81	71
Liabilities held for sale, non-current (Note 4)	—	118

Total long-term liabilities	65,728	58,135

Total liabilities	140,351	74,101

Commitments and contingencies (Notes 2, 12 and 13)
Stockholders’ equity (Note 14)
Preferred stock — $10 par value; 1,000 shares authorized; 90 series A convertible preferred shares authorized and issued; no shares outstanding and $0 liquidation preference (2007 and 2006)	—	—
Series C participating cumulative preferred stock — $10 par value; 500 shares authorized; no shares issued and outstanding	—	—
Common stock — $.01 par value; 250,000 shares authorized; 163,805 (2007) and 141,775 (2006) shares issued and outstanding	1,638	1,418
Additional paid-in capital	233,447	175,825
Accumulated deficit	(192,373)	(100,656)
Accumulated other comprehensive loss	—	(2)

Total stockholders’ equity	42,712	76,585

Total liabilities and stockholders’ equity	$183,063	$150,686

See Notes to Consolidated Financial Statements.

RENTECH, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	For the Years Ended September 30,
	2007	2006	2005
	(Stated in thousands, except per share data)

Revenues (Note 17)
Product sales	$131,816	$44,398	$—
Service revenues	504	119	589

Total revenues	132,320	44,517	589

Cost of sales
Product sales	115,906	44,077	—
Service revenues	661	—	617

Total cost of sales	116,567	44,077	617

Gross profit (loss)	15,753	440	(28)

Operating expenses
General and administrative expense	28,093	27,273	10,952
Depreciation and amortization	799	532	404
Research and development	43,127	12,054	496
Loss on impairment (Note 8)	38,197	—	—

Total operating expenses	110,216	39,859	11,852

Operating Loss	(94,463)	(39,419)	(11,880)

Other income (expenses)
Interest and dividend income	2,800	2,027	81
Interest expense	(2,430)	(2,402)	(2,875)
(Loss)/gain on disposal of assets	(826)	100	1
Loss on investment (Note 9)	—	(305)	(206)
Equity in loss of investee (Note 13)	—	—	(736)
Other income	52	87	—

Total other expense	(404)	(493)	(3,735)

Net loss from continuing operations before income taxes	(94,867)	(39,912)	(15,615)
Income tax benefit (expense) (Note 16)	—	—	—

Net loss from continuing operations	(94,867)	(39,912)	(15,615)

Discontinued operations (Note 4):
Net income from discontinued operations net of tax of $11 (2007), $49 (2006) and $61 (2005)	225	1,265	800
Gain on sale of discontinued operations, net of tax of $0 (2007), $0 (2006) and $6 (2005)	2,925	—	456

	3,150	1,265	1,256

Net loss	$(91,717)	$(38,647)	$(14,359)
Cash dividends paid to preferred stockholders	—	(75)	(341)
Deemed dividend related to beneficial conversion feature and warrants (Note 14)	—	—	(9,000)

Net loss applicable to common stockholders	$(91,717)	$(38,722)	$(23,700)

Basic and diluted loss per common share:
Continuing operations, including dividends	$(.627)	$(.314)	$(.270)
Discontinued operations	.021	.010	.015

Basic and diluted loss per common share	$(.606)	$(.304)	$(.255)

Basic and diluted weighted-average number of common shares outstanding	151,356	127,174	92,919

See Notes to Consolidated Financial Statements.

RENTECH, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity and Comprehensive Loss

	Convertible Preferred Stock						Additional		Total
	Series A		Series C		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
	(Stated in thousands)

Balance, September 30, 2004	—	$—	—	$—	89,709	$897	$49,791	$(47,650)	$3,038
Common stock issued for cash and subscription receivable, net of offering costs of $40 (Note 14)	—	—	—	—	13,436	134	30,728	—	30,862
Common stock issued for options and warrants exercised (Note 14)	—	—	—	—	2,475	25	2,482	—	2,507
Common stock issued for conversion of convertible notes (Notes 11 and 14)	—	—	—	—	2,256	23	1,105	—	1,128
Stock options and warrants granted for services (Note 14)	—	—	—	—	—	—	593	—	593
Stock options granted for stand-still agreement (Note 14)	—	—	—	—	—	—	179	—	179
Warrants issued in conjunction with break-up fees (Note 14)	—	—	—	—	—	—	502	—	502
Warrants issued in conjunction with bridge loans (Notes 11 and 14)	—	—	—	—	—	—	1,141	—	1,141
Common stock issued for services (Note 14)	—	—	—	—	7	—	9	—	9
Preferred stock issued, net of offering costs (Note 14)	90	900	—	—	—	—	7,415	—	8,315
Cash dividend paid on preferred stock (Note 14)	—	—	—	—	—	—	(341)	—	(341)
Preferred stock converted into common stock (Note 14)	(31)	(310)	—	—	2,238	22	288	—	—
Offering costs of convertible notes (Note 14)	—	—	—	—	—	—	697	—	697
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(14,359)	(14,359)

Balance, September 30, 2005	59	$590	—	$—	110,121	$1,101	$94,589	$(62,009)	$34,271

RENTECH, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss — (Continued)

									Accumulated
	Convertible Preferred Stock						Additional		Other	Total
	Series A		Series C		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
	(Stated in thousands)

Common stock issued for cash net of offering costs of $4,372 (Note 14)	—	—	—	—	18,400	184	58,004	—	—	58,188
Common stock issued for cash on options and warrants exercised (Note 14)	—	—	—	—	5,394	54	6,967	—	—	7,021
Common stock issued for conversion of convertible notes (Notes 11 and 14)	—	—	—	—	3,157	32	2,944	—	—	2,976
Beneficial conversion feature of convertible notes (Note 14)	—	—	—	—	—	—	875	—	—	875
Common stock issued for options exercised using deferred compensation and retirement payable (Note 14)	—	—	—	—	426	4	389	—	—	393
Stock based compensation issued for services (Note 14)	—	—	—	—	—	—	10,015	—	—	9,982
Restricted stock units issued for services (Note 14)	—	—	—	—	—	—	1,570	—	—	1,603
Restricted stock units settled in shares (Note 14)	—	—	—	—	18	—	—	—	—	—
Preferred stock converted into common stock (Note 14)	(59)	(590)	—	—	4,259	43	547	—	—	—
Cash dividends paid on preferred stock (Note 14)	—	—	—	—	—	—	(75)	—	—	(75)
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(38,647)	—	(38,647)
Other comprehensive income:
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	—	—	—	(2)	(2)

Balance, September 30, 2006	—	$—	—	$—	141,775	$1,418	$175,825	$(100,656)	$(2)	$76,585

RENTECH, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss — (Continued)

									Accumulated
	Convertible Preferred Stock						Additional		Other	Total
	Series A		Series C		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
	(Stated in thousands)

Common stock issued for cash net of offering costs of $3,202 (Note 14)	—	—	—	—	20,092	201	51,448	—	—	51,649
Common stock issued for cash on options and warrants exercised (Note 14)	—	—	—	—	1,526	15	1,892	—	—	1,907
Stock based compensation issued for services (Note 14)	—	—	—	—	—	—	1,834	—	—	1,834
Restricted stock units issued for services (Note 14)	—	—	—	—	—	—	3,132	—	—	3,132
Restricted stock units settled in cash (Note 14)	—	—	—	—	—	—	(680)	—	—	(680)
Restricted stock units settled in shares (Note 14)	—	—	—	—	412	4	(4)	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(91,717)	—	(91,717)
Other comprehensive income:
Unrealized gain on marketable securities, net of tax	—	—	—	—	—	—	—	—	2	2

Balance, September 30, 2007	—	$—	—	$—	163,805	$1,638	$233,447	$(192,373)	$—	$42,712

See Notes to Consolidated Financial Statements.

RENTECH, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Years Ended September 30,
	2007	2006	2005
	(Stated in thousands)

Cash flows from operating activities
Net loss	$(91,717)	$(38,647)	$(14,359)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	8,051	3,711	411
Amortization	258	258	258
Impairment of assets (Note 8)	38,197	—	—
Utilization of spare parts	1,120	—	—
Loss/(Gain) on disposal of fixed assets	826	84	(1)
Amortization of debt issue costs	748	937	2,387
Equity in loss of investee	—	—	736
Write-off of acquisition costs, debt issue costs and offering costs	—	355	2,893
Write-down of inventory to market	644	—	—
Accrued interest expense	8	1,062	148
Options for common stock issued for services	1,834	1,569	9
Warrants for common stock issued for services	—	8,413	874
Restricted stock units issued for services	3,132	1,603	—
Gain on sale of subsidiaries	(2,793)	—	(463)
Loss on investment	—	305	206

Changes in operating assets and liabilities
Accounts receivable	(6,712)	(5,075)	(101)
Other receivables and receivable from related party	(54)	254	(107)
Inventories	(1,839)	789	(65)
Prepaid expenses and other current assets	(1,440)	(700)	587
Accounts payable	1,278	3,726	206
Accrued retirement payable	(531)	(906)	1,562
Deferred revenue	18,436	4,440	—
Accrued liabilities, accrued payroll and other	6,942	2,210	522

Net cash used in operating activities	(23,612)	(15,612)	(4,297)

RENTECH, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows — (Continued)

	For the Years Ended September 30,
	2007	2006	2005
	(Stated in thousands)

Cash flows from investing activities
Purchases of marketable securities	$(36,486)	$(30,285)	$—
Proceeds from sales of marketable securities, held available for sale	44,512	—	—
Purchases of property, plant and equipment	(10,212)	(1,271)	(215)
Purchases for construction in progress	(32,912)	(3,927)	—
Proceeds from disposal of fixed assets	—	—	8
Proceeds from sale of investment	—	100	—
Proceeds from earn-out receivables	234	180	—
Increase in restricted cash	(51)	(205)	—
Proceeds from sale of subsidiary, net	5,398	—	1,645
Acquisition of REMC, net of cash received (Note 3)	—	(70,773)	—
Acquisition of RETC, net of cash received (Note 3)	—	(1,345)	—
Payment of acquisition costs	—	—	(1,150)
Deposits and other assets	(2,375)	—	(15)
Purchase of investments	—	—	(806)

Net cash used in investing activities	(31,892)	(107,526)	(533)

Cash flows from financing activities
Proceeds from issuance of common stock and warrants	54,851	62,560	18,607
Payments of offering costs	(3,202)	(4,372)	(170)
Proceeds from grant and interest earned on grant proceeds	2,265	—	—
Proceeds from advance for equity investment, net	7,892	—	—
Payments of financial advisory fees	(1,044)	(1,750)	—
Proceeds from options and warrants exercised	1,907	7,021	2,507
Proceeds from issuance of convertible preferred stock, net	—	—	8,315
Payment of dividends on preferred stock	—	(75)	(341)
Receipt of stock subscription receivable	—	12,255	—
Proceeds from issuance of convertible debt	—	57,500	—
Proceeds from long-term debt and notes payable	1	—	2,850
Payment of debt issuance costs	—	(4,371)	(991)
(Payments on) / proceeds from line of credit, net	—	(499)	(643)
Payments on long-term debt and notes payable	(40)	(3,286)	(838)

Net cash provided by financing activities	62,630	124,983	29,296

Increase in cash	7,126	1,845	24,466
Cash and cash equivalents, beginning of year	26,566	24,721	255

Cash and cash equivalents, end of year	$33,692	$26,566	$24,721

RENTECH, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows — (Continued)

For the fiscal years ended September 30, 2007, 2006 and 2005, the Company made cash interest payments as follows:

	For the Years Ended September 30,
	2007	2006	2005
	(Stated in thousands)

Continuing operations, net of capitalized interest of $698 (2007), $30 (2006) and $0 (2005)	$1,660	$596	$340
Discontinued operations	2	39	45

Total cash payments of interest	$1,662	$635	$385

Excluded from the statements of cash flows were the effects of certain non-cash activities as follows:

	For the Years Ended September 30,
	2007	2006	2005
	(Stated in thousands)

Product prepayment contract receivable	$24,106	$417	$—
Asset purchases included in accounts payable and accrued liabilities	7,930	—	—
Inventory transfers under Product Exchange Agreement, net	2,427	—	—
Restricted stock units surrendered for withholding taxes payable	680	—	—
Receivable on disposal of fixed asset	81	—	—
Vesting of restricted stock units	4	—	—
Mark marketable securities to market, available for sale	2	(2)	—
Issuance of common stock from conversion of preferred stock	—	5,900	3,100
Issuance of common stock for conversion of convertible notes payable	—	2,976	1,128
Purchase of annual insurance financed with a note payable	—	1,928	588
Beneficial conversion feature	—	875	—
Issuance of common stock for option exercised using deferred compensation and retirement payable	—	393	—
Purchase of property, plant and equipment financed with a note payable	—	52	206
Issuance of common stock for stock subscription receivable	—	—	12,255
Deemed dividend related to beneficial conversion feature and warrants	—	—	9,000
Warrants issued in conjunction with preferred stock	—	—	3,513
Warrants issued in conjunction with bridge loans	—	—	1,141
Reclassification of line of credit to long-term debt	—	—	500
Warrants issued in conjunction with convertible notes	—	—	381
Deferred financing charges for convertible promissory notes	—	—	316
Stock options and warrants issued as acquisition costs	—	—	305
Acquisition costs written off that were included in accounts payable	—	—	4

See Notes to Consolidated Financial Statements.

RENTECH, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1 —	Description of Business

Description of Business

Rentech, Inc. (“Rentech”, “we”, or “the Company”) offers technologies that utilize domestic resources to economically produce ultra-clean synthetic fuels and chemicals. We are also actively pursuing international commercialization of our technology. We were incorporated in 1981 to develop technologies that transform under-utilized domestic energy resources into valuable and clean alternative fuels and chemicals. These energy resources include coal, petroleum coke, biomass, natural gas and municipal solid waste. We have developed an advanced derivative of the well-established Fischer-Tropsch, or FT, process for manufacturing diesel fuel and other fuel products. Our proprietary advanced derivative of the FT process, which we refer to as the Rentech Process, efficiently converts synthesis gas, referred to as syngas, derived from coal, petroleum coke, biomass, natural gas or municipal solid waste into liquid hydrocarbon products, including ultra clean diesel fuel, jet fuel, naphtha, specialty chemicals and other fuel products.

The fuels, power and chemicals we can produce carry unique and differentiating characteristics which we believe will facilitate economic deployment of the Rentech Process in large scale commercial projects. First, because our process is able to utilize solids containing carbon such as coal as a principal feedstock, we are able to take advantage of the relative lack of volatility of coal prices compared to other hydrocarbon-based fossil feedstocks such as natural gas. Second, since the fuels derived from our proprietary process have a longer shelf life than comparable petroleum derived fuels and can be manufactured using domestic resources, they can effectively address national security issues and priorities driven by foreign control of oil reserves, rising demand and limited domestic petroleum refining capacity. Third, fuels produced by the Rentech Process are cleaner burning than petroleum-based fuels and any emissions created by the clean burning fuels are well within the requirements of all current and promulgated environmental rules applicable to diesel engines and lower than those produced by ultra low sulfur diesel. Finally, because our products will be able to utilize existing infrastructure including pipelines and engines, there are no infrastructure based prohibitions on immediate and widespread adoption of fuels produced by the Rentech Process.

Our business has historically focused on research and development of the Rentech Process and licensing it to third parties. During 2004, we decided to directly deploy our technology in select domestic projects in order to demonstrate commercial operation of the Rentech Process. We initially implemented this strategy by purchasing a company that owns a natural gas-fed nitrogen fertilizer production plant in East Dubuque, Illinois, which we renamed Rentech Energy Midwest Corporation. We planned to convert the REMC plant into a coal fed facility and gasify the coal to produce fertilizer and synthetic fuels by deploying the Rentech Process. We recently announced that we will build our first commercial scale synthetic fuels plant utilizing the Rentech Process at the site of our proposed Strategic Fuels and Chemicals Complex in Adams County, Mississippi, near the city of Natchez, rather than at our fertilizer plant in East Dubuque, Illinois. Refer to Note 8 in the Consolidated Financial Statements for more information.

Although the Company will focus on the development of the Natchez Project, we will continue to pursue other projects that utilize the Rentech Process, including projects on sites located in Mingo County, West Virginia, Northern California, certain western states and areas of the Midwest. The viability of these projects will depend on several different factors, including without limitation, the results of feasibility studies, regional and governmental support, greenhouse gas legislation, financing sources and potential partners.

In addition to plans for building commercial scale facilities using the Rentech Process and operating our fertilizer plant, Rentech’s business includes finalizing the construction of and operating our Product Demonstration Unit, or PDU, which is located outside of Denver in Commerce City, Colorado. The PDU is designed for small scale production of ultra-clean diesel and aviation fuels, naphtha, specialty waxes and petrochemicals using five feedstocks — coal, petroleum coke, biomass, natural gas and municipal solid waste, and for other research and development of the Rentech Process. We expect that the PDU will enable us to demonstrate the commercial

RENTECH, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

viability and efficiency of the Rentech Process, and to deliver sample products to potential customers for testing purposes. We believe the ability to test our products as well as the demonstration of the Rentech Process will enhance our ability to enter into long-term off-take contracts for the products which would be produced at our commercial size facilities. Rentech remains on its current schedule to begin synthetic fuel production at the PDU in the spring of 2008.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications and Presentation

Certain prior period amounts have been reclassified to conform to the fiscal year 2007 presentation. The financial statements and footnotes state amounts that have been rounded to the nearest thousand, except per share data. As such, certain amounts presented are approximate to the non-rounded amount.

Seasonality

Results of operations for the interim periods are not necessarily indicative of results to be expected for the year primarily due to the impact of seasonality on our business.

Our nitrogen products manufacturing segment and our customers’ businesses are seasonal, based on the planting, growing, and harvesting cycles. For the East Dubuque Plant we analyzed seasonality based on an average of the prior three fiscal years including periods prior to our acquisition of its business in April 2006. For the average of the prior three years’ product sales tonnage, 36.4% occurred during the third quarter of each fiscal year (April through June) and 85.8% occurred during the first, third and fourth quarters (April through December). Comparatively, for fiscal 2007, 36.6% occurred during the third quarter and 86.4% of our product sales tonnage occurred during the first, third and fourth quarters.

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

RENTECH, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

In addition to the securities market risk, the Company is impacted by a number of other market risk factors, including the prevailing prices for natural gas which is the primary raw material component of the nitrogen products manufactured at the East Dubuque Plant.

Significant Customers

On April 26, 2006, the Company’s subsidiary, RDC, entered into a Distribution Agreement with Royster-Clark Resources, LLC, who subsequently assigned the agreement to Agrium. Pursuant to the Distribution Agreement, Agrium is obligated to use commercially reasonable efforts to promote the sale of, and solicit and secure orders from its customers for nitrogen fertilizer products comprised of anhydrous ammonia, granular urea, urea ammonium nitrate solutions, nitric acid and related nitrogen-based products manufactured at the East Dubuque Plant, and to purchase from the Company’s subsidiary, REMC, nitrogen fertilizer products manufactured at the facility for prices to be negotiated in good faith from time to time. For the fiscal years ended September 30, 2007 and 2006, the Distribution Agreement accounted for 71% and 95%, respectively, of net revenues from continuing operations. Agrium had an outstanding accounts receivable balance that accounted for 79% and 83% of the total consolidated accounts receivable balance of the Company as of September 30, 2007 and 2006, respectively. REMC also employs personnel who negotiate sales with other customers and these transactions are not subject to the terms of the Distribution Agreement.

Unionized Employees

REMC employs certain workers that are members of the United Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”) Local No. 1391. At September 30, 2007, 60% of REMC’s employees were subject to a collective bargaining agreement. On October 17, 2006 members of the UAW Local No. 1391 ratified a six year agreement that is effective until October 17, 2012.

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

The carrying amount of convertible debt and other debt outstanding also approximates their fair value as of September 30, 2007 and 2006 because interest rates on these instruments approximate the interest rate on debt with similar terms available to the Company.

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

Restricted Cash

Restricted cash is comprised of cash that has been pledged as collateral for future tax liabilities that may arise as a result of the sale of PML, and cash that is collateral to secure an outstanding letter of credit which backs a portion of the Company’s obligations under its lease for office space in Los Angeles. Restricted cash pledged for less than one year is classified as a short term asset and restricted cash that has been pledged as collateral for over one year has been classified as a long term asset.

RENTECH, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Marketable Securities

The Company classifies its marketable securities as available for sale in accordance with the SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” These investments are comprised of U.S. government, federal agency and municipal notes and bonds, corporate bonds, asset-backed securities, commercial paper, special auction variable rate securities, other investment-grade marketable debt securities and money market investments. Even though a portion of these securities may have stated maturities beyond one year, they are classified as short-term because it is the Company’s intent to have these investments readily available to redeem into cash for current operations. The Company reports its marketable securities at fair value with the unrealized gains and losses reported in other comprehensive income and excluded from earnings. The specific identification method is used to determine the cost of notes and bonds disposed of. The Company recognizes an impairment charge when there is a decline in the fair value of its investments below the cost basis, and such decline is not considered to be temporary. (Refer to Note 5)

Accounts Receivable

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

Inventories

Inventories consist of raw materials and finished goods within our nitrogen products manufacturing segment. The primary raw material in the production of nitrogen products is natural gas. Raw materials also includes certain chemicals used in the manufacturing process. Finished goods includes the nitrogen products stored at the East Dubuque Plant that are ready for shipment along with any inventory that may be stored at a remote facility.

Inventories are stated at the lower of cost or estimated net realizable value. The cost of inventories is determined using the first-in first-out method. The estimated net realizable value is based on customer orders, market trends and historical pricing. The Company performs a quarterly analysis of its inventory balances to determine if the carrying amount of inventories exceeds their net realizable value. If the carrying amount exceeds the estimated net realizable value, the carrying amount is reduced to the estimated net realizable value. Inventories are periodically reviewed to determine if a reserve for obsolete, deteriorated, excess or slow moving items is required, and as of September 30, 2007 and 2006 no such inventory reserve was necessary. The Company allocates fixed production overhead costs to inventory based on the normal capacity of its production facilities and unallocated overhead costs are recognized as expense in the period incurred.

RENTECH, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Assets Held for Sale

For the fiscal year ended September 30, 2006 the Company deemed its subsidiary PML to be a discontinued operation, and PML’s results of operations were segregated from continuing operations for all years presented. In addition, the PML assets and liabilities were segregated as current and non-current held for sale assets and liabilities on our balance sheet for both years presented.

On March 8, 2005, the Company sold all of its interest in OKON, and on August 1, 2005 the Company disposed of its remaining interest in REN. The Company considered these two entities to be discontinued operations for the fiscal year ended September 30, 2005 and their results of operations were segregated from continuing operations. Since the Company had completed its sale of these two entities before September 30, 2005, these entities’ assets and liabilities are not shown on our balance sheets presented herein (Refer to Note 4).

Property, Plant and Equipment

Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets, as follows:

Type of Asset	Length of Depreciation Period

Building and building improvements	15-40 years
Machinery and equipment	5-10 years
Furniture, fixtures and office equipment	7-10 years
Computer equipment and software	3-7 years
Vehicles	3-5 years
Spare parts	Useful life of the spare parts or the related equipment
Leasehold improvements	Useful life or remaining lease term whichever is shorter
Ammonia catalyst	3-10 years
Platinum catalyst	Based on units of production

Significant renewals and betterments are capitalized. Costs of maintenance and repairs are expensed as incurred. When property, plant and equipment is retired or otherwise disposed of, the assets and accumulated depreciation or amortization are removed from the accounts and the resulting gain or loss is reflected in operations.

Construction in Progress

We have incurred costs for the design and construction of the Natchez Project and for converting the existing nitrogen fertilizer facility at our East Dubuque Plant from natural gas to an integrated fertilizer FT fuels production facility and we are capitalizing the costs incurred for these projects. We also capitalize costs for improvements to the existing machinery and equipment at our East Dubuque Plant and certain costs associated with our information technology initiatives. We do not depreciate construction in progress costs until the underlying assets are placed into service.

Long-Lived Assets

Long-lived assets, construction in process and identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected future cash flow from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized and measured using the asset’s fair value. In fiscal 2007, the Company recognized an impairment loss of $38,197,000 on assets associated with the conversion at the East Dubuque Plant. See Note 8 for additional information on the impairment.

RENTECH, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Spare Parts

Spare parts are maintained by REMC to reduce the length of possible interruptions in plant operations from an infrastructure breakdown at the East Dubuque Plant. The spare parts may be held for use for many years before the spare parts are used. As a result, they are capitalized as a fixed asset at cost and are depreciated on a straight line basis over the useful life of the related equipment until the spare parts are utilized (i.e., installed in the plant). When spare parts are utilized, the net book values of the assets are charged to earnings as a cost of sales. Periodically, the spare parts are evaluated for obsolescence and impairment and if the value of the spare parts is impaired, it is charged against earnings.

Software Capitalization

In accordance with the American Institute of Certified Public Accountants Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” the Company capitalizes certain direct development costs associated with internal-use software, including external direct costs of material and services, and payroll costs for employees devoting time to software implementation projects. We are implementing a financial accounting and enterprise resource planning system. As of September 30, 2007 and 2006, capitalized costs of the system were $1,116,000 and $0, respectively. These costs will be amortized when the asset is substantially ready for use. Costs incurred during the preliminary project stage, as well as maintenance and training costs, are expensed as incurred. We anticipate that the enterprise resource planning system will be placed in service in spring 2008.

Grants

Grants received are recorded as a reduction of the cost of the related project when there is reasonable assurance that the Company will comply with the conditions attached to them, and the grants are receivable. Grants that compensate the Company for the cost of property, plant and equipment are recorded as a reduction to the cost of the related asset and are recognized over the useful life of the asset by reducing depreciation expense. The impairment discussion previously included $2,200,000 of grant funds received for which the Company believes it has fulfilled all obligations.

Licensed Technology and Technology Rights

Licensed technology represents costs incurred by the Company primarily for the retrofit of a plant used for the purpose of demonstrating the Company’s proprietary technology to prospective licensees, which it licenses to third parties under various fee arrangements. During the fourth quarter of fiscal year 1993, the Company capitalized $3.4 million which was comprised of $2.7 million of retrofitting costs and $0.7 million in costs related to a three week demonstration run at the plant. These capitalized costs are carried at the lower of amortized cost or net realizable value and are being amortized using the straight-line method over fifteen years. The Company recorded $258,000 in amortization expense during the years ended September 30, 2007 and 2006. The remaining balance of $210,000 will be amortized in the fiscal years ending September 30, 2008.

Technology rights are recorded at cost and are being amortized using the straight-line method over a ten-year estimated life. The technology rights represent certain rights and interests in Rentech’s licensed technology that were repurchased by the Company in November 1997 for consideration consisting of 200,000 shares of common stock and 200,000 warrants, which were valued at $288,000.

Based upon our application of SFAS No. 142, the Company evaluated the useful lives of its existing identifiable intangible assets and determined that the existing useful lives are appropriate. Licensed technology and technology rights assets are tested annually and whenever events and circumstances occur indicating that they might be impaired. As of September 30, 2007 and 2006, the Company completed its annual impairment test and determined that the intangible assets were not impaired.

RENTECH, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Accrued Liabilities

The Company accrues significant expenses that occur during the year in order to match expenses to the appropriate period. These include audit and legal fees, as well as payroll expenses such as bonuses and vacation among other expenses.

Deferred Revenue

The Company records a liability for deferred revenue upon execution of product prepayment contracts, which create obligations for delivery of product within a specified period of time in the future. The terms of these product prepayment contracts require payment in advance of delivery. The Company also records a product prepayment contract receivable upon execution of the contract until the related cash payment is received. The Company recognizes revenue related to the product prepayment contracts and relieves the liability for deferred revenue when products are shipped. As of September 30, 2007 and 2006, deferred revenue was $46,982,000 and $4,440,000, respectively.

Advance for Equity Investment

On May 25, 2007, the Company entered into a development cost sharing and equity option agreement with PVF. Under the agreement, PVF agreed to fund the lesser of $10.0 million or 20% of the development costs for our proposed conversion project at the East Dubuque Plant incurred during the period between November 1, 2006 and the closing date of the financing for the Project. In consideration for PVF’s payment of development costs, we granted PVF an option to purchase up to 20% of the equity interest in the Project for a purchase price equal to 20% of the equity contributions made to the Project at the closing of the project financing, less the amount of development costs paid by PVF as of such time.

Subsequent to September 30, 2007, the Company’s Board of Directors decided to suspend development of the conversion of the East Dubuque Plant and focus the Company’s efforts on constructing a commercial scale synthetic fuels plant at in Adams County, Mississippi near the city of Natchez. Neither the Company nor PVF have terminated the Equity Option Agreement, and as such, the liability for the advance for equity investment remained on the Consolidated Balance Sheet (See Note 13).

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

RENTECH, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

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

Stock Based Compensation

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.” The revision requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees and directors. SFAS 123(R) eliminates the alternative method of accounting for employee share-based payments previously available under Accounting Principles Board Opinion No. 25 (“APB 25”). Effective October 1, 2005, the Company adopted the provisions of SFAS 123(R) using the modified-prospective transition method. Under this transition method, stock-based compensation expense includes compensation expense for all stock-based compensation awards granted subsequent to September 30, 2005 based on grant-date fair value estimated in accordance with the provisions of SFAS 123(R). (Refer to Note 15).

Advertising Costs

The Company recognizes advertising expense when incurred. Advertising expense was not significant for the fiscal years ended September 30, 2007, 2006 and 2005.

Research and Development Expenses

Research and development expenses include direct materials, direct labor, indirect labor, fringe benefits and other costs incurred to develop and refine certain technologies employed in each respective operating segment. These costs are expensed as incurred.

In addition to the research and development expenses noted above, the Company is constructing and plans to operate, what the Company believes to be, the United States’ first fully integrated FT, CBTL Product Demonstration Unit facility at our Commerce City, Colorado site. This facility is expected to produce ultra-clean diesel fuel and other fuel products from various domestic coals, petroleum coke, biomass, natural gas and municipal solid waste feedstocks on a demonstration scale. Initially the Company will utilize natural gas and a steam methane reformer as the source of syngas. The Company will also continue work on installing gasification at the PDU to provide syngas from solids including coal, petroleum coke, biomass and municipal solid waste. The Company expects to begin synthetic fuel production at the PDU in the spring of 2008. With the PDU in operation, the Company will be able to define and develop operating parameters of diverse hydrocarbon feedstocks under varying conditions. Since the

RENTECH, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

PDU will not be producing diesel fuel on a commercial scale, and the fuel will not initially be sold at a profit, the Company is expensing the costs associated with the PDU to research and development expense. For the fiscal years ended September 30, 2007, 2006 and 2005, the Company incurred research and development expenses of $33.1 million, $10.1 million and $0.1 million, respectively, related to the PDU.

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

Comprehensive Loss

Comprehensive loss is comprised of two components: net loss and other comprehensive income which includes all changes to the Consolidated Statement of Stockholders’ Equity and Comprehensive Loss, except those changes made due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the fiscal years ended September 30, 2007, 2006 and 2005, the Company’s other comprehensive income was not significant and our total comprehensive losses were $91.7 million, $38.6 million and $14.4 million, respectively.

Net Loss Per Common Share

SFAS No. 128, “Earnings Per Share” provides for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing income or (loss) applicable to common stock by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share.

For the years ended September 30, 2007, 2006, and 2005, certain shares as detailed below were excluded in the computation of diluted loss per share because their effect was anti-dilutive.

	As of September 30,
	2007	2006	2005
	(Shares, in millions)

Stock options	3.9	4.4	4.7
Stock warrants	14.5	11.2	12.1
Restricted stock units	1.6	1.6	0.0
Convertible debt	14.7	14.7	3.5

	34.7	31.9	20.3

Recent Accounting Pronouncements

In March 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s consolidated financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for the Company beginning October 1, 2007. Management is currently evaluating the impact FIN 48 will have on the Company’s consolidated financial statements.

RENTECH, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This standard clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 is effective for consolidated financial statements issued for fiscal years beginning after November 15, 2007. Management does not expect SFAS No. 157 to have a material impact on the Company’s financial condition or results of operations.

In September 2006, the SEC issued SAB No. 108 regarding the process of quantifying financial statement misstatements. SAB No. 108 states that registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement. The interpretations in SAB No. 108 contain guidance on correcting errors under the dual approach as well as provide transition guidance for correcting errors. This interpretation does not change the requirements within SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB No. 20 and Financial Accounting Standards Board Statement No. 3,” for the correction of an error on consolidated financial statements. SAB No. 108 is effective for annual consolidated financial statements covering the first fiscal years ending after November 15, 2006. We will be required to adopt this interpretation by September 30, 2007. We evaluated the requirements of SAB No. 108 and there was no impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with the objective of improving financial reporting by mitigating volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of SFAS No. 159 are effective for the Company’s fiscal year beginning October 1, 2009. The Company is currently evaluating the impact that the adoption of this statement will have on the Company’s consolidated financial position, results of operations and disclosures.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” This standard improves reporting by creating greater consistency in the accounting and financial reporting of business combinations. Additionally, SFAS No. 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption of this standard is prohibited. In the absence of any planned future business combinations, Management does not currently expect SFAS No. 141(R) to have a material impact on the Company’s financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” This standard improves the relevance, comparability and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way. Additionally, SFAS No 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption of this standard is prohibited. In the absence of any noncontrolling (minority) interests, management does not currently expect SFAS No. 160 to have a material impact on the Company’s financial condition or results of operations.

Note 3 —	Business Acquisitions

Rentech Energy Midwest Corporation formerly named Royster-Clark Nitrogen, Inc.

On April 26, 2006, the Company acquired all of the issued and outstanding common shares of Royster-Clark Nitrogen, Inc., located in East Dubuque, Illinois, for a purchase price of $70,773,000, consisting of $70,218,000 in

RENTECH, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

cash consideration, $555,000 of capitalized costs directly related to the acquisition and $1,788,000 of current liabilities assumed. RCN manufactured nitrogen-based fertilizers. The acquisition was accounted for under the purchase method of accounting. All assets and liabilities of RCN were recorded based on their estimated fair values as follows:

Royster-Clark Nitrogen, Inc. net assets acquired (in thousands):

Current assets, including $1 in cash	$16,348
Property, plant and equipment	54,510
Other assets	1,703
Current liabilities	(1,788)

$70,773

Subsequent to the acquisition, Royster-Clark Nitrogen, Inc. was renamed Rentech Energy Midwest Corporation. The results of REMC’s operations have been included in the consolidated financial statements commencing from the acquisition date. The unaudited pro forma effect of the acquisition on the combined results of operations as if the acquisition had been completed on October 1, 2005 or 2004 is as follows (in thousands):

	For the Years Ended September 30,
	2006	2005
	(Unaudited)	(Unaudited)

Total revenue	$111,939	$120,124

Net income (loss) from continuing operations	$(53,043)	$(5,636)
Net income (loss)	$(47,248)	$(4,380)

Basic and diluted income (loss) per common share	$(0.372)	$(0.161)

The unaudited pro forma financial information includes adjustments to eliminate certain items. Total fertilizer product sales margins have been adjusted to reflect the price at which RCN’s products were sold to third party customers and represent the pricing that Rentech would expect to have received for the products sold from the plant during the time periods designated. Additional adjustments were made to the estimated total cost of sales and marketing that Rentech would have paid to RCN under its Distribution Agreement related to the marketing and distribution of nitrogen fertilizer products from the plant.

Had the transaction closed on October 1, 2005 or 2004, Rentech would have paid certain amounts in interest related to issuances of convertible debentures. Accordingly, Rentech would not have incurred any of the interest expense paid by RCN during the respective fiscal periods. In addition, Rentech would have incurred certain amounts of depreciation expenses for each of the fiscal periods related to the manufacturing machinery and equipment acquired. Reductions have been reflected to adjust total depreciation expense incurred by RCN, and Rentech’s depreciation expense has been applied to the same periods to reflect what the Company would have incurred in consolidation. Finally, per Rentech’s accounting policy, turnaround expenses were removed from RCN’s results for the respective fiscal periods.

The unaudited pro forma financial information is presented for informational purposes only and is not indicative of what the actual consolidated results of operations might have been had the acquisition occurred on October 1, 2005 or 2004.

Rentech Energy Technology Center, LLC formerly named Sand Creek Energy, LLC

In January 2000, the Company and Republic Financial Corporation (“Republic”) through Sand Creek Energy, LLC (“SCE”) purchased a methanol facility and all the supporting infrastructure, buildings and the underlying

RENTECH, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

17-acre site located in Commerce City, Colorado. Through September 30, 2005, SCE was 50 percent owned by Rentech Development Corporation, a wholly owned subsidiary of the Company, and 50 percent owned by RFC-Sand Creek Development, LLC, a wholly-owned subsidiary of Republic. For the year ended September 30, 2005, the Company contributed $171,000 to SCE and recognized $171,000 related to its equity in SCE’s losses. As of September 30, 2005, the Company had a $22,000 receivable due from SCE. As of September 30, 2005, SCE had no short-term or long-term debt.

On October 7, 2005, RDC purchased Republic’s 50% ownership interest in Sand Creek Energy, LLC for a purchase price of $1,400,000. During fiscal 2007, this entity was renamed Rentech Energy Technology Center, LLC (“RETC”). The Company is constructing, what the Company believes to be, the United States’ first fully integrated Fischer-Tropsch, CBTL, product demonstration unit and facility at the RETC site. This plant will produce ultra-clean diesel and aviation fuels and naphtha from various domestic coals, petroleum coke and biomass feedstocks on a demonstration scale, utilizing coal gasification technology. With the PDU in operation, Rentech will be able to define operating parameters of diverse hydrocarbon feedstocks under varying conditions. The products from the plant will be used to supply test quantities of these ultra-clean fuels to the numerous groups which have expressed a deepening interest in acquiring commercial quantities of Rentech’s fuels.

Note 4 —	Discontinued Operations

OKON, Inc

In March 2005, Rentech entered into a Stock Purchase Agreement with Zinsser Co., Inc. (“Zinsser”) for the sale by Rentech of all of its interest in the stock of OKON. Rentech was paid $1.7 million at the closing. In addition, Rentech was to be paid an additional $300,000 in monthly payments at the rate of seven percent of gross sales, less returns, of products sold in the future that are based on formulations and product technologies that OKON owned at the time of sale. As of September 30, 2007, we had collected the $300,000 in full as compared with collections as of September 30, 2006 of $236,000.

The terms of the agreement provide that Rentech is obligated to indemnify Zinsser Co., Inc. against any unknown environmental liabilities incurred up to the date of sale as well as for certain product liability claims. During the fourth quarter of fiscal 2005, Rentech accrued $75,000 for potential product liability claims that would be owed to Zinsser for product liability claims that occurred prior to the sale date but were not quantified until after the sale date. The $75,000 was recorded as a separate component of loss from discontinued operations for the year ended September 30, 2005. Given the absence of any identified product liability claims, the $75,000 accrued liability was reversed at the end of fiscal 2007.

RENTECH, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The net sales price was as follows (in thousands):

Sales price	$2,000
Less transaction costs	(135)

Net sales price to Rentech, Inc., after transaction costs	$1,865

Consisting of:
Cash	$1,700
Earn-Out receivable	300
Accrued liabilities	(135)

Net sales price to Rentech., after transaction costs	$1,865
Less other transaction costs, non-cash
Extension of employee options	$74
20,000 options issued to employees	21
Book value of Rentech’s ownership in OKON	$1,071

Rentech’s gain on sale of OKON.	$699

Effective with the second quarter of fiscal year 2005, this business has been reflected as a discontinued operation in the consolidated statements of operations. All prior period results have been reclassified to reflect this presentation. There were no assets or liabilities attributable to this business at September 30, 2006 and 2005. Operating results of the discontinued operations from OKON. are as follows:

	For the Years Ended September 30,
	2007	2006	2005
	(Thousands)

Revenue	$—	$—	$846

Net loss from discontinued operations	$—	$—	$(90)
Income (loss) due to product liability accrual	75	—	(75)

Net income (loss) from discontinued operations	$75	$—	$(165)

REN Testing Corporation

In the second quarter of fiscal year 2005, the Company’s Board of Directors decided to dispose of Rentech’s 56% ownership in REN Testing Corporation. Effective August 1, 2005, the Company sold its 56% ownership interest in REN. The purchasing entity was REN Holding Corporation, an Oklahoma corporation, consisting of a management group previously involved in REN. The sales price of the transaction was $1,175,000, payable in the form of earn-out payments based on RHC’s qualified cash receipts. These qualified cash receipts include payments for sales and services received by REN from its customers. The earn-out payments are based on 5% of REN’s qualified cash receipts up to the first $2,500,000 per year and 10% of qualified cash receipts in excess of $2,500,000 per year. The earn-out payment will continue indefinitely until Rentech collects the $1,175,000. As of September 30, 2007, the Company had collected $305,000 of this amount and had recorded $150,000 of the remaining receivable in current assets as other receivables. Comparatively, as of September 30, 2006, we had collected $128,000 of this amount and had recorded $47,000 of the remaining receivable in current assets as other receivables. In addition, the Company recorded a reserve against the earn-out receivable due to uncertainty surrounding the estimation of collections. During 2007, the amount of the reserve was reduced as earn-out payments were received. The balance of the reserve was $720,000 and $1,000,000 as of September 30, 2007 and 2006, respectively. Pursuant to the terms

RENTECH, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

of the agreement, the buyer was responsible for all contingent liabilities that existed or might be incurred after the date of disposal.

The net sales price was as follows (in thousands):

Sales price	$1,175
Less transaction costs	$(6)

Net sales price to Rentech, after transaction costs	$1,169
Consisting of:
Earn-Out receivable	$1,175
Legal fees	$(6)

Net sales price to Rentech, after transaction costs	$1,169
Less reserve on Earn-Out	$(1,000)

Net sales price after transaction costs and reserve	$169
Book value of Rentech’s ownership in REN	$406

Rentech’s loss on sale of REN (prior to taxes of $6)	$(237)

Effective with the second quarter of fiscal year 2005, this business has been reflected as a discontinued operation in the consolidated statements of operations. All prior period results have been reclassified to reflect this presentation. There were no assets or liabilities attributable to this business at September 30, 2007 or 2006. Operating results of the discontinued operations from REN are as follows:

	For the Years Ended September 30,
	2007	2006	2005
	(Thousands)

Revenue	$—	$—	$364

Net gain (loss) from discontinued operations	$129	$—	$(281)

Petroleum Mud Logging, LLC

The Company committed to a plan to sell Petroleum Mud Logging, LLC which was a wholly owned subsidiary of the Company and represented our oil and gas field services segment. Effective with the fourth quarter of fiscal year 2006, this business was shown as a discontinued operation in the consolidated statements of operations. All prior period results have been reclassified to reflect this presentation. The assets and liabilities components attributable to this business as of September 30, 2007 and 2006 are shown on the consolidated balance sheets as current and non current held for sale assets and liabilities.

On November 15, 2006, Rentech entered into an Equity Purchase Agreement (“Purchase Agreement”) with PML Exploration Services, LLC, a Delaware limited liability company (“PML Exploration”), pursuant to which we sold all of the equity securities of PML to PML Exploration. PML Exploration paid $5.4 million in cash to the Company for PML. The Purchase Agreement contained customary representations and warranties of Rentech relating to PML, and provisions relating to the indemnification of PML Exploration by the Company for breaches of such representations and warranties.

RENTECH, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The assets and liabilities of PML as of November 15, 2006, immediately prior to the sale, were as follows:

As of
September 30,
2006
(Thousands)

Accounts receivable, net	$1,453
Other receivables	43
Prepaid expenses	28

Total current assets held for sale	$1,524
Property, plant and equipment, net	1,502
Goodwill, net	167
Deposits and other assets	11

Total assets held for sale	$3,204

Accounts payable	$64
Accrued payroll and benefits	324
Accrued liabilities	47
Line of credit payable	—
Current portion of long-term debt	71

Total current liabilities held for sale	$506
Long-term debt, net of current portion	118

Total liabilities held for sale	$624

The components of revenue, cost of sales operating expense attributable to this business as of September 30, 2007, 2006 and 2005 are not shown on the consolidated statement of earnings for these periods. Operating results of the discontinued operations from PML are as follows:

	For the Years Ended September 30,
	2007	2006	2005
	(Thousands)

Revenue	$1,179	$8,292	$6,597

Net gain from discontinued operations	$225	$1,265	$1,246

PML, a provider of well logging services to the oil and gas industry was not part of Rentech’s core business or its strategic focus. The sale of PML completes Rentech’s divestiture of its non-core subsidiaries, as the Company focuses its efforts and resources on its long-term business plan to commercialize Rentech’s Fischer-Tropsch technology. The sale of PML’s net assets excluded $500,000 of cash on hand which was retained by us at the close of the transaction. Also excluded was an intercompany receivable from Rentech of $1,683,000 which was forgiven by PML. In connection with the closing of the transaction, we incurred $100,000 as one-time incentive payments for executive incentives, as well as $49,000 in legal fees.

RENTECH, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The approximate net sales price and the gain on its sale of PML are shown as follows (in thousands):

Sales price	$5,398
Less transaction costs	(49)

Net sales price to Rentech, Inc., after transaction costs	$5,349
Book value of Rentech’s ownership in PML	2,628

Rentech’s gain on sale of PML	$2,721

Note 5 —	Marketable Securities

The amortized cost and fair values of marketable securities at September 30, 2007 and 2006, were as follows:

	As of September 30,
	2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Thousands)

Available for sale:
Cash investments	$5	$—	$—	$5
Money market investments	11,732	—	—	11,732
Auction rate securities	10,522	—	—	10,522
Debt securities of governments and agencies	(2)	2	—	—
Corporate commercial paper	—	—	—	—

Total marketable securities	$22,257	$2	$—	$22,259

	As of September 30,
	2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Thousands)

Available for sale:
Cash investments	$2	$—	$—	$2
Money market investments	2,405	—	—	2,405
Auction rate securities	24,882	—	—	24,882
Debt securities of governments and agencies	1,496	—	2	1,494
Corporate commercial paper	1,500	—	—	1,500

Total marketable securities	$30,285	$—	$2	$30,283

The Company considers the unrealized losses arising from increased interest rates indicated above to be temporary in nature. The amortized cost and estimated fair values of investments by contractual maturity at September 30, 2007 and 2006, are shown below. Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

RENTECH, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

	As of		As of
	September 30,		September 30,
	2007		2006
	Amortized	Fair	Amortized	Fair
	Costs	Value	Costs	Value
	(Thousands)		(Thousands)

Due within one year	$22,257	$22,259	$30,285	$30,283
One year through five years	—	—	—	—
After five years through ten years	—	—	—	—
Due after ten years	—	—	—	—

	$22,257	$22,259	$30,285	$30,283

The Company’s marketable securities, available for sale are principally auction rate securities which invest in municipal bonds and student obligations and purchases these securities at par. Though the underlying security is issued as a long-term investment, the auction rate securities are classified as short-term investments because they typically can be purchased and sold in 7, 28 and 35 day cycles. The trading of auction rate securities takes place through a descending price auction with the interest rate reset at the beginning of each holding period. At the end of each holding period the interest is paid to the investor. We record the interest when earned as interest income in the accompanying Consolidated Statements of Operations.

Realized gains from sales of available for sale securities for the year ended September 30, 2007 were insignificant. There were no sales of available for sale securities for the year ended September 30, 2006.

Proceeds from the sales of available for sale securities were $44,512,000 and $0 for the fiscal years ended September 30, 2007 and 2006, respectively.

Note 6 —	Accounts Receivable

Accounts receivable includes both trade receivables and product prepayment contract receivables and consisted of the following:

	As of September 30,
	2007	2006
	(Thousands)

Trade receivables from nitrogen products sold from our facility	$11,168	$4,785
Trade receivables from nitrogen products sold from third party facility	183	—
Trade receivables from development of alternative fuels	340	6

	11,691	4,791
Receivables on prepaid contract sales for nitrogen products	24,522	417

	$36,213	$5,208

Allowance for doubtful accounts on accounts receivable	$126	$126

During fiscal 2007, the Company entered into a product exchange agreement with a third party to facilitate temporary transfers of inventory due to storage constraints. At September 30, 2007 the balance of these transfers was $2,427,000 and is included within other receivables.

RENTECH, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 7 —	Inventories

Inventories consisted of the following:

	As of September 30,
	2007	2006
	(Thousands)

Finished goods	$12,422	$12,994
Raw materials	1,189	1,849

	$13,611	$14,843

During the years ended September 30, 2007 and 2006, we recognized an inventory reduction of $644,000 and $0, respectively, as a result of reducing product inventory and natural gas supplies to net realizable value. The write-down of inventory value was recorded as an expense in cost of sales on the Consolidated Statements of Operations.

Note 8 —	Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	As of September 30,
	2007	2006
	(Thousands)

Land	$1,853	$1,830
Buildings	9,746	6,670
Machinery and equipment	57,124	52,233
Office furniture and equipment	1,001	607
Computer equipment and computer software	1,038	573
Vehicles	24	24
Leasehold improvements	443	405

	71,229	62,342
Less accumulated depreciation	(12,227)	(4,853)

Total depreciable property, plant and equipment, net	$59,002	$57,489

Property and equipment held for sale	$—	$2,568
Less accumulated depreciation on property and equipment held for sale	(—)	(1,066)

Total depreciable property, plant and equipment held for sale, net	$—	$1,502

RENTECH, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

We capitalize costs for various projects under development, improvements to the existing machinery and equipment at our East Dubuque Plant and certain costs associated with our information technology initiatives. We do not depreciate construction in progress costs until the underlying assets are placed into service. Components of construction in progress are as follows:

	As of September 30,
	2007	2006
	(Thousands)

Construction in progress for projects under development	$38,471	$3,223
Capitalized interest costs related to projects under development	698	30
Construction in progress for machinery and equipment	823	663
Construction in progress for information technology initiatives	1,116	—

	41,108	3,916
Less reserve for impairment on idle assets	(36,916)	—

Total construction in progress, net	$4,192	$3,916

Idle assets within construction in progress	36,916	—
Less reserve for impairment on idle assets	(36,916)	—

Idle assets, net	$—	$—

Impairment on idle construction in progress assets	36,916	—
Impairment on land purchase option	1,281	—

Total impairment	$38,197	$—

On December 4, 2007, the Company announced a change in the physical location for its first commercial synthetic fuels plant utilizing the Rentech Process from the East Dubuque Plant to the Strategic Fuels and Chemicals Complex, or Natchez Project, near the city of Natchez, Mississippi. As a result of the shift to the Natchez Project, the Company suspended development on the conversion of the East Dubuque Plant. Our recent focus on the construction and development of our first commercial scale reactor at Natchez rather than at the East Dubuque Plant is being driven by several factors including: the uncertainty surrounding proposed greenhouse gas legislation which compliance with could increase operating costs at the East Dubuque Plant; strong pricing and demand for fertilizer products from the East Dubuque Plant; stabilized natural gas prices; and rising construction costs. Concurrent with the decision to suspend the East Dubuque Plant conversion, management evaluated the affected assets for potential impairment under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. These assets included costs to date on the REMC conversion project recorded within construction in progress and a land purchase option recorded within deposits and other assets.

Management believes that these assets were fully impaired due to the following: 1) the assets are site specific and as discussed above, conversion of the East Dubuque Plant has been suspended due to economic and other external factors beyond the Company’s control; 2) there are no alternative uses for the assets; and 3) there is an absence of a market for sale of the assets. Accordingly in the fourth quarter of fiscal 2007, the Company recorded an impairment loss of $38,197,000 composed of a) construction in progress costs incurred through fiscal 2007 within its alternative fuels segment of $36,916,000 and b) costs of the land purchase option within its nitrogen products manufacturing segment of $1,281,000. The Company also expects to incur additional costs related to the REMC conversion of approximately $8 million in the first quarter of fiscal 2008 within its alternative fuels segment.

Note 9 —	Investment in Advanced Technology Company

On May 29, 1998, the Company acquired a 10% ownership in INICA, Inc. (“INICA”) for $3,079,000. During the fourth quarter of fiscal 2003, the Company exchanged its 10% ownership in INICA for a 2.28% ownership in the

RENTECH, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

common stock of Global Solar Energy, Inc. (“GSE”) and a 5.76% ownership in the common stock of Infinite Power Solutions, Inc. (“IPS”). GSE manufactured and marketed flexible photovoltaic modules, while IPS developed micro-miniature thin-film rechargeable batteries.

As of September 30, 2003, the Company assessed the value of its minority ownership interests in GSE and IPS based upon currently available information. As a result of that assessment, the Company recorded an impairment of investment of $1,900,000, reducing the net realizable value of the investment to $1,200,000.

As of September 30, 2004, the Company completed an assessment of the value of its minority ownership interests in GSE and IPS based upon currently available information. As a result of that assessment, the Company recorded an impairment of investment of $589,000. Following that adjustment the book value of the investment in IPS was zero.

As of September 30, 2005, the Company completed another assessment of the value of its minority ownership interest in GSE based upon currently available information. As a result of that assessment, the Company recorded an impairment of investment of $206,000. The parent company of GSE, Unisource, announced plans to sell their interest in GSE during 2005. In March 2006, the Company reached an agreement with Unisource and exchanged all of its 410,000 shares of GSE for $100,000. As a result of that transaction, the Company recognized a loss on disposal of its investment in GSE of $305,000.

Note 10 —	Debt

In September 2002, the Company entered into a $500,000 line of credit agreement with the Bank of Denver. In March 2004, the Company and the Bank of Denver signed a change in terms agreement converting the line of credit from due on demand to an installment loan under which the maturity date of the line was extended from March 1, 2004 to September 1, 2007, at which time all unpaid principal and interest was due. The line of credit accrued interest at the Bank of Denver Base Rate plus 0.5%, and was payable monthly through October 1, 2004, at which time the line of credit converted to a 36 month installment loan which bore interest at the same rate. The installment loan was collateralized by all inventory, accounts receivable and equipment of Rentech. In addition, the installment loan was secured by a second mortgage against the building in which our research and development laboratory is housed as well as 1,309,000 shares of the Company’s common stock consisting of shares owned by four officers of the Company. As of September 30, 2005, the installment loan was accruing interest at 8.5% and the balance was $349,000. On October 6, 2005, the Company paid $352,000 to pay off the remaining principal and accrued interest due on this note.

In November 2004, the Company issued three unsecured promissory notes for loans totaling $850,000. The Company paid $62,000 in debt issuance costs related to the promissory notes. The promissory notes matured on November 18, 2005, and bore annual interest between 8.5% and 10.0% with principal and interest payable upon maturity. In connection with the promissory notes, the Company issued stock purchase warrants for the purchase of 746,000 shares of common stock and entered into Registration Rights Agreements providing for the registration of the shares of common stock underlying the warrants. The warrants have an exercise price of $1.14 per share of common stock, and were exercisable until November 18, 2007. These warrants were exercised prior to the expiration date. The warrants were valued using the Black-Scholes option-pricing model, which resulted in debt issuance charges of $288,000. On February 17, 2005, the Company was in default of these promissory notes because we did not complete the acquisition of RCN on the date specified in the promissory notes. As a result of the default on the loan, the Company issued additional warrants to the investors on the same terms as the original warrants for the purchase of 186,000 additional shares of its common stock at $1.14 per share. The warrants were valued using the Black-Scholes option-pricing model, which resulted in a charge to interest expense of $230,000. The Company paid a placement agent $43,000 for its services related to these promissory notes, which was recorded as debt issuance costs. In addition, the Company issued the placement agent 37,000 warrants to purchase the common stock of the Company. The warrants were exercisable until November 18, 2007 at $1.14 per share, and were valued using the Black-Scholes option-pricing model, which resulted in debt issuance costs of $14,000. In

RENTECH, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

November 2005, the Company paid a total of $924,000, including principal and accrued interest, to pay off all of these promissory notes. The additional warrants were exercised prior to the expiration date except for 10,000 shares that expired.

On May 1, 2006, the Company entered into an unsecured short-term note payable, to finance insurance premiums totaling $1,284,000. The note payable matured on March 1, 2007 and bore interest at 6.74% with monthly payments of principal and interest. As of September 30, 2006, the note and accrued interest were paid in full.

During fiscal 2007, the Company did not enter into any new debt transactions.

Long-term debt consists of the following:

	As of September 30
	2007	2006
	(Thousands)

Mortgage dated February 8, 1999; monthly principal and interest payments of $7 with interest of 6.5%; unpaid principal and accrued interest due March 1, 2029; collateralized by land and building	$972	$993
Less current portion	(21)	(20)

Mortgage debt, long term portion	$951	$973

Long-term debt held for sale(1)	$—	$189
Less current maturities held for sale(1)	—	(71)

	$—	$118

(1)	Various promissory notes; monthly principal and interest payments of $7,000 at September 30, 2006, with interest of 0% to 9.6%; unpaid principal and interest maturing from August 2006 through August 2010; collateralized by certain fixed assets of the Company. These liabilities were either settled or assumed in connection with the sale of PML that occurred in the fiscal quarter ended December 31, 2006.

Future maturities of long-term debt as of September 30, 2007 are as follows:

For the Years Ending September 30,

2008	$21,000
2009	23,000
2010	24,000
2011	24,000
2012	28,000
Thereafter	852,000

$972,000

Note 11 —	Convertible Debt

During February 2002, the Company issued four long-term convertible notes totaling $2,250,000 to existing stockholders of the Company, which accrued interest at 8.5% and were due in full on February 25, 2006. The Company recorded $132,000 in debt issuance costs related to these notes. Monthly payments on the notes of $20,000 commenced on April 1, 2002. The notes were convertible into no more than 4,500,000 registered shares of the Company’s common stock, less two shares for every one dollar of principal reduction of the notes paid in the form of cash. The notes allowed the lenders to convert part or all of the principal balance into common stock at a conversion price of $0.50 per share if the market price of the common stock on the conversion date was $0.50 per

RENTECH, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

share or higher. Starting on the first day of the thirteenth calendar month following the date of the notes, and continuing on the first day of each succeeding month until the notes were paid in full, principal in the amount of one-thirty-sixth of the declining principal balance of the notes automatically converted into the Company’s common stock at a conversion price of $0.50 per share. The notes began to automatically convert into the Company’s common stock on March 1, 2003. On December 29, 2004, three of the convertible notes were converted by the note holders into 1,630,000 shares of the Company’s common stock. On January 19, 2005, the balance of the remaining convertible note was converted by the holder into 424,000 shares of the Company’s common stock.

In August 2003, the Company entered into two convertible notes totaling $865,000 with existing stockholders of the Company. Funds of $550,000 were received in fiscal 2003, and $315,000 was received in fiscal 2004. The notes bore interest at 10% and matured on August 28, 2006, with all unpaid principal and interest due at that time. Interest-only payments were due on the first day of each month. The Company recorded $10,000 in debt issuance costs related to these notes, including $2,000 in the year ended September 30, 2004. The market price of the Company’s common stock was greater than the conversion rate included in the notes. As a result, the Company recorded $431,000 in deferred financing charges related to these notes, including $187,000 in the year ended September 30, 2004. The deferred financing charges were amortized over the life of the notes. The notes were convertible at any time in whole or in part into registered common stock of the Company at a conversion rate of $0.45 per share. The balance of these convertible notes at September 30, 2005 was $865,000, which was shown net of unamortized deferred financing charges of $136,000 on the balance sheet for a total of $729,000. On January 3, 2006, one of these notes totaling $250,000 was converted into 556,000 shares of the Company’s common stock at a conversion price of $0.45. On July 11, 2006, the balance of the remaining $615,000 note was converted into 1,367,000 shares of the Company’s common stock at a conversion price of $0.45.

During November 2004, we issued two unsecured promissory notes to an existing stockholder totaling $1,000,000. In connection with the promissory notes, we issued stock purchase warrants for the purchase of 877,000 shares of common stock and entered into Registration Rights Agreements providing for the registration of the shares of common stock underlying the warrants. The promissory notes matured November 18, 2005, and bore interest at 8.5% with principal and interest payable upon maturity. The warrants have an exercise price of $1.14 per share of common stock, and are exercisable until November 18, 2007. The warrants were valued using the Black-Scholes option-pricing model, which resulted in debt issuance charges of $339,000. On February 17, 2005, we were in default of these promissory notes as it failed to complete the acquisition of RCN on the date specified in the promissory notes. As a result of the default on the loan, Rentech issued additional warrants to the investor on the same terms as the original warrants for the purchase of 219,000 additional shares of its common stock at $1.14 per share, and has allowed for the conversion of the unpaid balances of the notes into common stock. The conversion rate is determined by dividing the balance of principal and interest due on the notes as of the date of a written conversion notice by 90% of the average closing price of the Company’s common stock over the ten trading days immediately prior to the date the written notice is received by Rentech, provided the conversion price will be no less than $1.14 per share. The warrants were valued using the Black-Scholes option-pricing model, which resulted in a charge to interest expense of $270,000. As of September 30, 2005 the balance of the promissory notes, including principal and interest, was $1,067,000, which was shown net of unamortized debt issuance costs of $46,000 on the balance sheet for a total of $1,021,000. On October 27, 2005, the two promissory notes were converted into 493,000 shares of our common stock at a conversion price of $2.18 per share.

In May 2005, the Company issued two convertible promissory notes to then-current directors of the Company totaling $1,000,000. The promissory notes have no maturity date, and bear annual interest at the Wall Street Journal Prime Rate plus 2% (8.75% at September 30, 2005). Commencing on the earlier of 90 days after the date of the notes or the date that an effective registration is on file with the SEC, any outstanding principal balance of these notes may, at the option of the holder, be converted at any time or from time to time into common stock of the Company at a conversion price of $1.52 per share. The Company may, at its option, require the holders to convert all their convertible shares into common shares if the market price for the common stock for the preceding 20 trading days has been $2.70 or more per share. Interest is payable monthly in arrears on the last day of each month, in cash or at

RENTECH, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

the option of the Company, payable in shares of the Company’s registered, free-trading common stock at a conversion price of $1.52 per share. In connection with the promissory notes, we issued stock purchase warrants for the purchase of 658,000 shares of common stock. The warrants have an exercise price of $1.61 per share of common stock, and are exercisable until April 7, 2008. The warrants were valued using the Black-Scholes option-pricing model, which resulted in debt issuance charges of $381,000. The issuance of the convertible notes resulted in a beneficial conversion feature of $316,000. The beneficial conversion feature was fully amortized to interest expense in fiscal 2005. As of September 30, 2005, the balance of the promissory notes was $1,000,000, which was shown net of unamortized debt issuance costs of $356,000 on the balance sheet for a total of $644,000. On December 14, 2005, one of these notes totaling $125,000 was converted into 82,000 shares of the Company’s common stock at a conversion price of $1.52. On May 18, 2006, the remaining $875,000 note was converted into 576,000 shares of the Company’s common stock at a conversion price of $1.52.

During April 2006, the Company closed its concurrent public offerings (the “Offerings”) of 16,000,000 shares of common stock at a price per share of $3.40 and $50,000,000 principal amount of its 4.00% Convertible Senior Notes Due in 2013 (the “Notes”). In connection with the closings, the Company, and Wells Fargo Bank, National Association, as the Trustee, entered into an Indenture dated April 18, 2006 (the “Indenture”). Certain subsidiaries of the Company are also parties to the Indenture, although none of the subsidiary guarantors has any obligation under the Notes. The Notes bear interest at the rate of 4.00% per year on the principal amount of the Notes, payable in cash semi-annually in arrears on April 15 and October 15 of each year, beginning October 15, 2006. The Notes are the Company’s general unsubordinated unsecured obligations, ranking equally in right of payment to all of the Company’s existing and future unsubordinated unsecured indebtedness, and senior in right of payment to any of the Company’s future indebtedness that is expressly subordinated to the Notes. The Notes are junior in right of payment to all of the Company’s existing and future secured indebtedness to the extent of the value of the collateral securing such obligations and structurally subordinated in right of payment to all existing and future obligations of the Company’s subsidiaries, including trade credit. The Notes are not guaranteed by any of the Company’s subsidiaries.

Holders may convert their Notes into shares of the Company’s common stock (or cash or a combination of cash and shares of common stock, if the Company so elects) at an initial conversion rate of 249.2522 shares of the Company’s common stock per $1,000 principal amount of Notes (which represents a conversion price of $4.012 per share of common stock), subject to adjustment as provided in the Indenture, under the following circumstances: (1) during any fiscal quarter, if the closing sale price of the Company’s common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter exceeds 120% of the conversion price per share on such last trading day, (2) if the Company has called the Notes for redemption, (3) if the average of the trading prices of the Notes for any five consecutive trading day period is less than 98% of the average of the conversion values of the Notes during that period, (4) if the Company makes certain significant distributions to the holders of its common stock, (5) in connection with a transaction or event constituting a fundamental change or (6) at any time on or after January 15, 2013 until the close of business on the business day immediately preceding the maturity date. In the event of a fundamental change (as defined in the Indenture), the Company may be required to pay a make-whole premium on Notes converted in connection with the fundamental change. The make-whole premium will be payable in shares of the Company’s common stock, or the consideration into which of the Company’s common stock has been converted or exchanged in connection with such fundamental change, on the repurchase date for the Notes after the fundamental change.

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

RENTECH, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

payable in cash equal to 100% of the principal amount of the Notes to be redeemed, plus any accrued and unpaid interest to, but not including, the redemption date.

In April 2006, the underwriters of the Company’s concurrent public offerings exercised in full their over-allotment options by purchasing an additional $7,500,000 of convertible senior notes. Including the over-allotment purchases, the Company’s offering of convertible senior notes totaled $57,500,000 with net proceeds to the Company of $53,700,000 after deducting $3,800,000 of underwriting discounts, commissions, fees and other expenses. The Company recognized these deductions as prepaid debt issuance costs which is the largest component of deposits and other assets on the balance sheet. The issuance of the notes from the over-allotment resulted in a beneficial conversion feature of $875,000, which was recognized as deferred financing charges and is amortized to interest expense over the seven-year term of the notes. The balance of the convertible senior notes is shown net of the unamortized deferred financing charges related to the beneficial conversion feature. Convertible debt components are as follows:

	As of September 30,
	2007	2006
	(Thousands)

Convertible senior notes	$57,500	$57,500
Less Unamortized deferred financing charges	(696)	(821)

Long-term convertible debt to stockholders	$56,804	$56,679

Prepaid debt issuance costs on convertible senior notes	$2,970	$3,504

Long-term convertible debt, including automatic conversions to common stock and required cash payments, matures in 2013. The required cash interest payments on convertible notes for the year ending September 30, 2008 based on current interest rates will be $2,300,000.

Note 12 —	Lines of Credit

During February 2002, the Company entered into a $1,000,000 business line of credit agreement with Premier Bank through our former 56% owned subsidiary, REN. The line of credit bore interest at prime plus 1.5%, and interest was accrued and payable monthly. On September 29, 2004, the Company entered into an amended agreement with Premier Bank whereby the available line of credit amount was reduced from $1,000,000 to $500,000. On July 29, 2005, the line of credit was transferred from REN to PML. The terms of the loan remained the same, however, a guarantee and collateral associated with REN were eliminated and replaced with a guarantee by the Company and collateralized by the first deed of trust on the real property of PML. The line of credit matured on May 1, 2006, at which time all unpaid principal and interest was due. On May 1, 2006, the Company paid a total of $503,000, including principal and accrued interest, to pay off the line of credit.

In April 2006, REMC entered into a Revolving Credit Facility with CIT to support the working capital needs of REMC’s nitrogen fertilizer plant. The Revolving Credit Facility has a maximum availability of $30.0 million, subject to borrowing base limitations, and the facility provides that CIT may also issue letters of credit for REMC and the face amounts of such letters of credit (if any) would be deducted from the $30.0 million maximum availability for borrowing. Borrowings under the Revolving Credit Facility bear interest at the Chase Bank Rate plus a margin of 0.25% for Chase Bank Rate Loans or LIBOR plus a margin of 2.50% for LIBOR Loans. Subject to the conditions and limitations stipulated in the agreement, we may elect that borrowings under the Revolving Credit Facility be comprised of Chase Bank Rate Loans, LIBOR Loans, or a combination of both. As of September 30, 2007 and 2006, REMC had neither aggregate borrowings nor letters of credit issued under the facility. Had there been borrowings under this facility at September 30, 2007, the applicable interest rate would have been 8.00%. The Revolving Credit Facility is guaranteed by RDC, and is secured by a first priority security interest in all of REMC’s current assets. The Revolving Credit Facility imposes various restrictions and covenants on REMC.

RENTECH, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 13 —	Commitments and Contingencies

Employment Agreements

The Company has entered into various employment agreements with its officers with expirations ranging from December 2008 through January 2010. The employment agreements set forth annual compensation to the officers that range from $150,000 to $384,000. Certain of the employment agreements also provide for severance payments upon terminations other than for cause ranging from salary for the remaining term of the agreement to two years of salary and a specified bonus. As of September 30, 2007, assuming the officers remain employed for the full terms of their employment agreements, the Company’s total future obligations under employment agreements for the twelve months ended September 30, 2008, 2009 and 2010 are $1,604,000, $1,057,000, and $77,000, respectively. Certain employment agreements provide for compensation to be adjusted annually based on the cost of living index as well as for certain performance criteria.

Contractual Liability

In the normal course of business, the Company has entered into various contracts as of and subsequent to September 30, 2007.

Natural Gas Agreements

We have entered into multiple fixed quantity natural gas supply contracts for various delivery dates through November 30, 2007. The commitments for natural gas purchases consist of the following:

	As of
	September 30,	September 30,
	2007	2006
	(Thousands)

MMBTU’s under fixed priced contracts	1,075	862
MMBTU’s under index priced contracts	211	124

Total MMBTU’s under contracts	1,286	986

Commitments to purchase natural gas	$8,156	$4,981
Weighted average rate per MMBTU based on the fixed rates and the indexes applicable to each contract	$6.34	$5.05

Subsequent to September 30, 2007, we entered into multiple fixed quantity natural gas supply contracts for various delivery dates through March 31, 2008. The total MMBTU’s associated with these additional contracts was 2,939,000 and the total amount of the purchase commitments was $18,219,000 resulting in a weighted average rate per MMBTU of $6.20.

Development Cost Sharing and Equity Option Agreement

On May 25, 2007, the Company entered into an Equity Option Agreement with Peabody Venture Fund, LLC. Under the Equity Option Agreement, PVF agreed to fund the lesser of $10.0 million or 20% of the development costs for our proposed coal-to-liquids conversion project at the East Dubuque Plant incurred during the period between November 1, 2006 and the closing date of the financing for the project. In consideration for PVF’s payment of development costs, Rentech granted PVF an option to purchase up to 20% of the equity interest in the project for a purchase price equal to 20% of the equity contributions made to the project at the closing of the project financing, less the amount of development costs paid by PVF as of such time.

Through September 30, 2007, the net proceeds from PVF under this agreement were $8,799,000 which was recorded as an advance for equity investment on the Consolidated Balance Sheet. In the first fiscal quarter of 2008, a partial reimbursement to PVF of $907,000 occurred bringing the net total received to $7,892,000.

RENTECH, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Subsequent to September 30, 2007, the Company’s Board of Directors decided to suspend development of the conversion of the East Dubuque Plant and focus the Company’s efforts on constructing a commercial scale synthetic fuels plant in Adams County, Mississippi. Neither the Company nor PVF have terminated the Equity Option Agreement, and as such, the liability for the advance for equity investment remained on the Consolidated Balance Sheet.

Land Purchase Option Agreement

On September 27, 2007 the Company exercised an option to purchase approximately 450 acres of land in Adams County, Mississippi (the “Natchez Property”) where the Company intends to construct and operate the Natchez Project. Pursuant to the option agreement the Company is obligated to pay a monthly fee for the option, and upon the transfer of the Natchez Property, a purchase price of $9,300,000. The transfer and closing on the sale of the Natchez Property is expected to occur on March 30, 2008.

Operating Leases

On April 21, 2006, we entered into a lease agreement, dated as of March 30, 2006, with Center West for a lease of office space within the building located at 10877 Wilshire Boulevard, in Los Angeles, California. The office space serves as our administrative offices. On April 19, 2007, we executed a lease amendment to the lease agreement which increased the amount of office space under lease to the total rentable area of 8,999 square feet. The term of the lease agreement is forty-nine (49) months commencing upon May 15, 2006. The lease amendment is coterminous with the lease agreement. The Company will pay an annual basic rent of $416,000 in twelve (12) equal monthly installments of approximately $35,000. The annual basic rent will increase by three and one-half percent (3.5%) per annum, on a cumulative and compounded basis, commencing on the first anniversary of the commencement date and thereafter on each subsequent anniversary thereof. In addition, the Company is obligated to pay its proportional share of the increase in certain real estate taxes and operating costs for the building each year.

Concurrent with the execution of the lease agreement, the Company and the landlord entered into a rider to the lease agreement which provided that a portion of the monthly basic rent would be fully abated for the initial six (6) months of the lease term. The rider also provided that the Company would not be initially obligated to lease all the parking spaces until the seventh (7th) month of the lease term. The Company was also obligated to carry and maintain certain insurance coverage during the lease term. Under the lease agreement and the lease amendment, the Company was required to provide a security deposit of $38,000.

Additionally, pursuant to the rider, the Company was required to deliver a $200,000 letter of credit in favor of the landlord to remain in place as security for the performance of the Company’s obligations under the lease agreement until 30 days after the expiration of the lease term. If the Company has not failed to perform its obligations under the lease agreement, the amount of the letter of credit shall be reduced to the following amounts on the anniversary of the commencement date: (i) second anniversary — $150,000; (ii) third anniversary — $100,000; and (iii) fourth anniversary — $50,000. The value of the letter of credit as of September 30, 2007 was $150,000.

The Company’s other principal office space is leased under a non-cancelable operating lease, which expires on October 31, 2009, with a renewal option for an additional five years.

On September 12, 2007, we entered into a lease of an industrial site that is located adjacent to the PDU site in Commerce City, Colorado used for the storage and maintenance of construction equipment. The term of the lease agreement is twenty-four (24) months commencing on September 12, 2007. The Company will pay an annual basic rent of $73,000 in twelve (12) equal monthly installments of approximately $6,000. The annual basic rent shall be increased by two percent (2.0%) per annum, on a cumulative and compounded basis, commencing on the first anniversary of the commencement date and thereafter on each subsequent anniversary thereof. In addition, the Company is obligated to pay its proportional share of the increase in certain real estate taxes and operating costs for the property each year.

RENTECH, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The Company also has various operating leases, which expire through January 2011. Total lease expense for the years ended September 30, 2007, 2006, and 2005 was $538,000, $379,000 and $224,000, respectively.

Future minimum lease payments as of September 30, 2007 are as follows (in thousands):

For the Years Ending September 30,

2008	$691
2009	716
2010	354
2011	3
2012	1
Thereafter	—

$1,765

The Company leases a portion of its building located in Denver, Colorado to a third party under a non-cancelable leasing arrangement. The Company accounts for this lease as an operating lease. The lease expires on April 30, 2010. Total lease income for the years ended September 30, 2007, 2006 and 2005 was $88,000 each year.

Future minimum lease payments receivable as of September 30, 2007 are as follows (in thousands):

For the Years Ending September 30,

2008	$88
2009	88
2010	52
2011	—
2012	—
Thereafter	—

$228

Retirement Payable

Effective September 30, 2005, the Company announced the retirement packages for the Company’s former Chief Executive Office (“CEO”) and Chief Operating Officer (“COO”). The Company agreed to pay total severance of $501,000 for each of the calendar years 2006 and 2007 as well as six months severance on the last day of employment with monthly payments commencing in the seventh month after retirement. The Company also agreed to pay $440,000 in lieu of certain benefits and bonus opportunities that would have accrued under the employment agreements, in cash, or at their election, against the exercise price of stock options. The Company amended $127,000 of convertible promissory notes to extend the term to September 30, 2008, and to reduce the interest rate to the prime rate published by the Wall Street Journal. The Company agreed to pay their unfunded deferred compensation in the amount of $327,000 in cash or, at their election, against the exercise price of stock options. The former CEO agreed to enter into a consulting agreement with the Company providing for a monthly fee of $10,000, for a term of one year, commencing on the day after his last date of employment. The Company also granted the former CEO and COO stock options with a two year term and an exercise price of $2.53 per share for 190,000 shares under the Company’s 2005 Stock Option Plan, and 775,000 shares under the Company’s 2006 Incentive Award Plan. As of September 30, 2007, the terms of the CEO and the COO stocks options were extended by 24 months and 18 months, respectively.

During the fiscal year ended September 30, 2006, the former CEO and COO used the $440,000 payment in lieu of certain benefits and bonus opportunities and their remaining deferred compensation balance, to exercise stock

RENTECH, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

options. On October 12, 2005, they used the remaining deferred compensation of $327,000 and $138,000 of their payment due in lieu of certain benefits and bonus opportunities to exercise 365,000 stock options. On November 3, 2005, they used $200,000 of their payment due in lieu of certain benefits and bonus opportunities and a cash payment of $25,000 to exercise 75,000 stock options, which reduced the outstanding payment due in lieu of certain benefits and bonus opportunities to $103,000.

During the fiscal year ended September 30, 2007, the Company made cash disbursements consistent with the terms of these contracts. As of September 30, 2007 and 2006, the Company had accrued $125,000 and $531,000 as a short-term retirement payable and $0 and $125,000 as a long-term retirement payable, respectively.

Retirement Plans

On January 1, 1998, the Company established a 401(k) plan. Employees who are at least 21 years of age are eligible to participate in the plan and share in the employer matching contribution. The Company is currently matching 75% of the first 6% of the participant’s salary deferrals. All participants who have completed 1,000 hours of service and who are employed on the last day of the plan year are eligible to share in the non-matching employer contributions. Employer matching and non-matching contributions vest immediately in years in which the plan is not top heavy. During years in which the plan is top heavy, employer matching and non-matching contributions vest 100% after three years of service. The Company contributed $637,000, $348,000 and $183,000 to the plan for the years ended September 30, 2007, 2006, and 2005.

Litigation

In the normal course of business, the Company is party to litigation from time to time. The Company maintains insurance to cover certain actions and believes that resolution of such litigation will not have a material adverse effect on the Company.

Note 14 —	Stockholders’ Equity

Rights Agreement

On January 18, 2005, the Company adopted a Rights Agreement which supersedes and amends the Rights Agreement adopted on November 10, 1998. The Rights Agreement, as amended on April 10, 2006, authorizes issuance to existing shareholders substantial numbers of rights to purchase shares of preferred stock or shares of common stock in the event a third party seeks to acquire control of a substantial block of the Company’s common stock. These provisions could deter an offer by a third party for the purchase of some or all of our outstanding securities and could have the effect of entrenching management. Pursuant to the Rights Agreement, the Company amended its Articles of Incorporation to authorize the issuance of rights to 500,000 shares of Series 1998-C Participating Cumulative Preference Stock. One preferred stock purchase right is attached to each outstanding share of common stock. The rights become exercisable under specified circumstances, including any person (an “acquiring person”) along with its affiliates and associates becoming the beneficial owner (as defined in the Rights Agreement) of 15% or more of our outstanding common stock, or the commencement by such person or public announcement by such person of the intention to commence a tender or exchange offer, the consummation of which would result in such person becoming an acquiring person, in each case subject to specified exceptions. Each right entitles the registered holder to purchase from Rentech one five-hundredth of a share of Series 1998-C Participating Cumulative Preference Stock, par value $10.00 per share, at an exercise price of $12.00 per share, subject to adjustment in specified circumstances. If events specified in the Rights Agreement occur, each holder of rights other than the acquiring person can exercise his or her rights. After a person becomes an acquiring person, when a holder exercises a right, the holder will be entitled to receive common stock valued (according to the Rights Agreement) at twice the exercise price of the right. In some cases, the holder will receive cash, property or other securities instead of common stock. The Company may redeem the rights for $.0001 per right (which amount is subject to adjustment under certain circumstances) at any time prior to the time a person becomes an acquiring

RENTECH, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

person. The Rights Agreement and the rights expire at the close of business on December 1, 2008, if the rights are not redeemed or exchanged earlier.

In the event Rentech enters into any consolidation, merger, combination or other transaction in which shares of its common stock are exchanged for cash or other property, then each fractional interest is entitled to an amount per share equal to one-fifth of the amount of consideration to be received by a holder of each share of common stock, subject to adjustment in certain circumstances. A holder of each one five-hundredth of a share of the Series 1998-C Participating Cumulative Preference Stock would be entitled to three-fifths of a vote on all matters submitted to a vote of our stockholders, subject to adjustment in certain circumstances. If at any time dividends on the Series 1998-C Participating Cumulative Preference Stock are in arrears in an amount equal to six quarterly dividends thereon, all holders of preferred stock with dividends in arrears in an amount equal to six quarterly dividends thereon (voting as a single class) would have the right to elect two directors. Whenever quarterly dividends or other dividends or distributions payable on the Series 1998-C Participating Cumulative Preference Stock are in arrears, we would be in default in payment thereof, and until all accrued and unpaid dividends and distributions have been paid or set aside for payment in full, we would be prohibited from declaring or paying dividends or making any other distributions on, or, subject to certain exceptions, redeeming, purchasing or otherwise acquiring, shares of stock ranking junior to the preferred stock as to dividends or upon liquidation, dissolution or winding up. No share rights or shares of preferred stock have been issued under the Rights Agreement.

Preferred Stock

During fiscal 2005, the Company filed Amended and Restated Articles of Incorporation authorizing 90,000 shares of Series A Convertible Preferred Stock. On April 8, 2005, the Company entered into a Securities Purchase Agreement that provided it with gross proceeds of $9 million through a private placement of preferred stock with M.A.G. Capital, LLC through its designated funds, Monarch Pointe Fund, Ltd, Mercator Momentum Fund, III, LP, and Mercator Momentum Fund, LP, and with Pentagon Special Purpose Fund, Ltd. (the “Investors”). The agreement provided for a private placement of 90,000 shares of Rentech’s Series A Convertible Preferred Stock at $100 per share. The preferred stock was non-voting and had a preference of priority in liquidation over common and prior or subsequent series of preferred stock, if any. The preferred stock was convertible into shares of our common stock, at the earlier of 90 days after closing or the effective date of the registration statement, at 80 percent of the volume weighted average price per share for the five trading days preceding any conversion, but not at more than $1.3852 or less than $0.80 per share. After registering the shares of common stock that could be acquired through conversion of the preferred shares, the Company may, at its option, require the holders to convert all their preferred stock into common shares if the market price for the common stock for the preceding 20 trading days had been $2.70 or more per share. Such a conversion by us may be limited if it would make the stock held by the Investors through this transaction and the conversion exceed 9.99% of the common stock outstanding. The difference between the conversion price and the fair market value of the convertible preferred stock on the commitment date (transaction date) resulted in a beneficial conversion feature of $5,675,000, which was treated as a discount on preferred stock. The beneficial conversion feature was fully amortized to deemed dividends over 90 days. During fiscal 2005, 31,000 shares of the convertible preferred stock were converted into 2,238,000 shares of our common stock at a conversion price of $1.3852 per share. During fiscal 2006, the remaining 59,000 shares of the convertible preferred stock were converted into 4,259,000 shares of our common stock at a conversion price of $1.3852 per share.

The Investors also acquired warrants for the purchase of 5,922,000 shares of common stock in conjunction with the preferred stock. The warrants may be exercised at a price of $1.61 per share for a term of three years, ending April 8, 2008. The warrants were valued using the Black-Scholes option-pricing model and adjusted to relative fair value, which resulted in a deemed dividend of $3,325,000. Under the terms of the Registration Rights Agreement with the Investors, we filed a registration statement with the SEC on May 23, 2005, which was declared effective on August 5, 2005, for the shares of common stock underlying the preferred stock and the warrants.

RENTECH, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

By the placement of the preferred stock described above, the Company became obligated to pay a monthly dividend on the outstanding shares of preferred stock. The dividend rate was the prime rate as reported by the Wall Street Journal on the first day of the month, plus two percent, times $100 per share. The dividend was payable in cash, or at the Company’s option, in registered shares of common stock at the market price at the time of payment as long as the stock price was greater than or equal to $2.00 per share. During fiscal 2005, the Company paid all such dividends in cash in the amount of $341,000, and during fiscal 2006, dividends paid in cash amounted to $75,000. There were no such dividends paid during fiscal 2007.

We engaged a financial consultant to assist with the structuring and issuance of the preferred stock. The financial consultant was paid $410,000 for services provided, which was charged to additional paid in capital. In addition, we issued a warrant to purchase 270,000 shares of common stock to the consultant, on the same terms as the warrants issued to the Investors. The warrants are exercisable at $1.61 per share. The warrants were valued using the Black-Scholes option-pricing model, which resulted in offering cost charges of $188,000 recorded to additional paid in capital.

In addition to the compensation and warrants paid to the financial consultant, the Company issued 540,000 warrants as a breakup fee to other subscribers whose subscriptions for the purchase of preferred stock were not accepted by the Company. These warrants were issued under the same terms as the financial consultant warrants. These warrants were valued using the Black-Scholes option pricing model, which resulted in aborted offering expense of $376,000.

Common Stock

During fiscal 2005, the Company and Wellington completed a Securities Purchase Agreement whereby a group of purchasers represented by Wellington purchased 13,436,000 shares of Rentech common stock at a price of $2.30 per share. The Company received $18,647,000 of the $30,903,000 total proceeds during fiscal 2005, recorded the additional $12,255,000 as a subscription receivable on the balance sheet and received the subscription receivable balance during fiscal 2006.

The Company issued 2,405,000 shares of its common stock upon the exercise of stock options and warrants for net cash proceeds of $2,432,000 during fiscal 2005. In addition, certain officers of the Company used $75,000 of deferred compensation to exercise stock options for 70,000 shares of the Company’s common stock.

We issued 2,256,000 shares of its common stock upon the conversion of $1,128,000 of long-term convertible debt to stockholders during fiscal 2005. The Company incurred $697,000 in non-cash offering costs during fiscal 2005 related to the convertible notes issued during the period. The Company also issued 7,000 shares of common stock for services valued at $9,000 during fiscal 2005.

During fiscal 2006, the Company closed its public offerings of 16,000,000 shares of common stock at a price per share of $3.40 concurrent with its 4.00% Convertible Senior Notes Due 2013. Also during fiscal 2006, the underwriters of the Company’s concurrent public offerings exercised in full their over-allotment options by purchasing an additional 2,400,000 shares of common stock at a price per share of $3.40. Including the over-allotment purchases, the Company’s offering of common stock totaled 18,400,000 shares with proceeds of $62,560,000, resulting in net cash proceeds to Rentech of $58,188,000 after deducting offering costs.

We issued 5,394,000 shares of its common stock upon the exercise of stock options and warrants for cash proceeds of $7,021,000 during fiscal 2006. In addition, certain former officers of the Company used $393,000 of deferred compensation and accrued retirement payables to exercise stock options for 426,000 shares of the Company’s common stock.

The Company also issued 3,157,000 shares of its common stock upon the conversion of $2,976,000 of long-term convertible debt to stockholders during fiscal 2006. The Company incurred $875,000 in non-cash offering

RENTECH, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

costs during fiscal 2006 related to the convertible notes issued during the period. Additionally we issued 18,000 shares of common stock in settlement of restricted stock units which vested during the period.

During fiscal 2007, the Company sold and issued 20,092,000 shares of common stock along with warrants to purchase 4,018,000 shares of common stock through a registered direct offering to selected institutional investors under the Company’s existing shelf registration statements. For each share of common stock purchased in the offering, the investor was also issued warrants to purchase 0.20 shares of common stock for a combined issue price of $2.73 per unit. The shares of common stock and warrants were immediately separable and were issued separately. The warrants have an exercise price of $3.28 per share, subject to certain adjustments, have a five year term, and are not exercisable prior to October 25, 2007. The proceeds of this offering were allocated pro rata between the relative fair values of the stock and warrants at issuance using the Black-Scholes valuation model for valuing the warrants. The value of the warrants was determined to be $3,492,000 resulting in a pro rata allocation for the warrants of $3,283,000. This was recorded as a reduction in the proceeds received from the stock in additional paid in capital and an increase in additional paid in capital from the allocated value of the warrants.

The Company also issued 1,526,000 shares of its common stock upon the exercise of stock options and warrants for cash proceeds of $1,907,000 during fiscal 2007 and also issued 412,000 shares of common stock in settlement of restricted stock units which vested during the fiscal year.

Note 15 —	Accounting for Stock Based Compensation

Stock Options

Effective October 1, 2005, the Company adopted SFAS 123(R) which requires all share-based payments, including grants of stock options, to be recognized in the statement of operations as an operating expense, based on their fair values. Pro forma disclosure is no longer an alternative. We previously accounted for our stock-based compensation using the intrinsic method as defined in APB Opinion No. 25 (“APB 25”) and accordingly, we have not previously recognized any expense for our stock option plans in our consolidated financial statements. The Company elected to utilize the modified-prospective transition method as permitted by SFAS 123(R). Under this transition method, stock-based compensation expense for the years ended September 30, 2007 and 2006 includes compensation expense for all stock-based compensation awards granted subsequent to September 30, 2005 based on grant-date fair value estimated in accordance with the provisions of SFAS 123(R). In addition to stock options issued, we have also included the warrant issued to East Cliff Advisors, LLC, an entity controlled by D. Hunt Ramsbottom, the Company’s President and Chief Executive Officer, that was previously accounted for under APB 25, in implementing SFAS 123(R). Please refer to section entitled “Warrants” in this footnote for further information regarding the warrant issued to East Cliff Advisors, LLC. For options granted during the years ended September 30, 2007 and 2006, the Company recorded $1,834,000 and $1,604,000, respectively, in aggregate, of related stock-based compensation expense, included in general and administrative expense. In accordance with SFAS 123(R), there was no tax benefit from recording this non-cash expense as such benefits will be recorded upon utilization of the Company’s net operating losses. The compensation expense reduced both basic and diluted earnings per share by $0.012 and $0.013 for the years ended September 30, 2007 and 2006, respectively. In accordance with the modified-prospective transition method of SFAS 123(R), results for prior periods have not been restated.

Stock options granted by the Company prior to those granted on July 14, 2006 were typically fully-vested at the time of grant and all outstanding and unexercised options were fully vested as of October 1, 2005. Had compensation expense for our stock option plans been determined in accordance with the fair value method prescribed by SFAS 123, Accounting for Stock-Based Compensation, and SFAS 148, Accounting for Stock-Based

RENTECH, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Compensation: An Amendment of SFAS 123, our net loss attributable to common shareholders and corresponding basic and diluted loss per share would have been the following for the year ended September 30, 2005:

For the Year Ended
September 30, 2005

Net loss from continuing operations
As reported	$(15,615,000)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,129,000)

Pro forma	$(17,744,000)

Net loss per common share from continuing operations
As reported	$(.168)
Pro forma	$(.191)
Net income (loss) from discontinued operations
As reported	$1,256,000
Pro forma	$1,256,000
Net income (loss) per common share from discontinued operations
As reported	$.015
Pro forma	$.015
Total net loss applicable to common stockholders
As reported	$(23,700,000)
Pro forma	$(25,829,000)
Total net loss per common share
As reported	$(.255)
Pro forma	$(.278)

The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options. The fair value of options at the date of grant and the assumptions utilized to determine such values are indicated in the following table:

	For the Years Ended September 30,
	2007	2006	2005

Risk-free interest rate	3.97% - 5.08%	4.39% - 5.05%	2.60% - 4.18%
Expected volatility	55.0% - 58.0%	58.0% - 61.0%	48.0% - 75.0%
Expected life (in years)	0.50 - 6.5	2.50 - 4.50	0.06 - 5.00
Dividend yield	0.0%	0.0%	0.0%

The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of our stock options. The Company used the average stock price over the last 40 months to project expected stock price volatility. The Company estimated the expected life of stock options based upon the vesting schedule and the term of the option grant. Based on historical experience, stock option forfeitures have been minimal and therefore, the Company does not include a forfeiture component in the pricing model.

The Company has seven stock option plans, described below, under which options have been granted to employees, including officers and directors of the Company, to purchase at a price not less than the fair market value of the Company’s common stock at the date the options were granted. Each of these plans allow the issuance of incentive stock options, within the meaning of the Internal Revenue Code, and other options pursuant to the plan that constitute nonstatutory options. Options under the Company’s stock option plans for the years 1994 through

RENTECH, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

2005 generally expire five years from the date of grant or at an alternative date as determined by the committee of the Board of Directors of the Company that administers the plan. Options under the Company’s 2006 Incentive Award Plan generally expire between three and ten years from the date of grant or at an alternative date as determined by the committee of the Board of Directors of the Company that administers the plan. Options under the Company’s stock option plan for the years 1994 through 2005 are generally exercisable on the grant date. Options under the Company’s 2006 Incentive Award Plan are generally exercisable on the grant date or a vesting schedule between one and three years from the grant date as determined by the committee of the Board of Directors of the Company that administers the plans.

In addition to the stock option plans described above, the Company has issued options to purchase the Company’s common stock pursuant to minutes of the board of directors.

The number of shares reserved, outstanding and available for issuance are as follows:

	Shares
	Reserved	Shares		Shares Available
	As of	Outstanding		for Issuance
	September 30	As of September 30,		As of September 30,
Name of Plan	2007	2007	2006	2007	2006
	(Thousands of shares)

1994 Stock Option Plan	300	20	20	—	—
1996 Stock Option Plan	500	69	101	—	—
1998 Stock Option Plan	500	66	66	28	28
2001 Stock Option Plan	500	—	177	2	2
2003 Stock Option Plan	500	85	263	—	—
2005 Stock Option Plan	1,000	351	671	—	—
2006 Incentive Award Plan —
Stock options	8,000	2,775	2,316	3,653	1,777
2006 Incentive Award Plan —
Restricted stock units	—	1,177	889	—	—

	11,300	4,543	4,503	3,683	1,807
Restricted stock units not from a plan	—	466	700	—	—
Options authorized by the Board of Directors, for specific agreements	660	500	500	—	—
Options authorized by the Board of Directors, not from a plan	6,218	—	256	—	—

	18,178	5,509	5,959	3,683	1,807

RENTECH, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

New grants of stock options and modifications to the terms of previously issued stock options were authorized by the Board of Directors and included the following transactions during fiscal 2007, 2006 and 2005:

							Black-
Fiscal					Number		Scholes
Year	Grantee	Purpose	Vesting Period	Exercise Price	of Shares		Value
					(Thousands)

2005	Royster-Clark, Inc.	Stand Still Agreement	Immediate	$1.50	250		$179
2005	Executives of former subsidiary	Executive retention incentive	Immediate	$1.88	20		21
2005	Executives of former subsidiary	Extension to term of previously issued options	Immediate	$0.55-$0.60	61	*	74
2005	Employees and directors	Annual employee grant and board compensation	Immediate	$1.06-$1.85	902		861
2005	A consultant	Ongoing governmental affairs	Immediate	$1.14	60		68
2005	A consultant	Success fee on Energy Bill	Immediate	$0.98	50		68
2005	Former CEO and COO	Retirement package	Immediate	$2.53	965		944

					2,247
2006	Certain employees	Employment inducement	Immediate	$3.35-$4.48	306		$456
2006	Employees	Annual employee grant	3 years	$4.15	1,075		2,639
2006	A consultant	Project development support	2 years	$4.15	50		121
2006	A director	Board service inducement	Immediate	$3.74	20		67
2006	Directors	Board compensation	1 years	$3.35	90		134
2006	Former CEO and COO	Retirement package	Immediate	$2.53	775	*	892

					1,541
2007	Employees	Annual employee grant	3 years	$2.22-$4.53	461		$958
2007	Two directors	Board service inducement	Immediate	$2.68-$3.76	40		64
2007	Former CEO and COO	Extension to term of previously issued options	Immediate	$2.53	830	*	289
2007	Directors	Board compensation	1 year	$2.68	90		100
2007	A consultant	Administrative support	Immediate	$4.30	40		64
2007	A consultant	Administrative support	1 year	$3.81	30		44

					661

*	Approval for the transaction occurred in the year shown, but the shares for this transaction were granted in a prior year.

RENTECH, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

During fiscal 2007, 2006 and 2005, charges from these stock option grants were recorded as follows:

	For the Years Ended September 30,
	2007	2006	2005
	(Thousands)

Compensation expense	$1,189	$1,501	$—	(1)
Board compensation expense	186	97	—	(1)
Consulting expense	459	5	68
Deferred acquisition cost	—	—	179
Reduction to gain on sale	—	—	94

	$1,834	$1,603	$341

(1)	No compensation expense was recorded in 2005 as the Company had not adopted SFAS 123(R).

Option transactions during the years ended September 30, 2007, 2006 and 2005 are summarized as follows:

		Weighted
		Average	Aggregate
	Number of	Exercise	Intrinsic
	Shares	Price	Value

Outstanding at September 30, 2004	3,132,000	$0.80
Granted	2,247,000	2.00
Exercised	(643,000)	0.89
Canceled/Expired	(75,000)	1.59

Outstanding at September 30, 2005	4,661,000	1.35
Granted	1,541,000	4.09
Exercised	(1,714,000)	0.98
Canceled/Expired	(118,000)	0.90

Outstanding at September 30, 2006	4,370,000	2.47
Granted	661,000	3.53
Exercised	(959,000)	1.12
Canceled/Expired	(206,000)	4.02

Outstanding at September 30, 2007	3,866,000	2.91	$892,000

Options exercisable at September 30, 2007	2,684,000	$2.51	$892,000
Options exercisable at September 30, 2006	3,159,500	$1.86
Options exercisable at September 30, 2005	4,661,000	$1.35
Weighted average fair value of options granted during fiscal 2007		$1.86
Weighted average fair value of options granted during fiscal 2006		$1.89
Weighted average fair value of options granted during fiscal 2005		$0.95

The aggregate intrinsic value was calculated based on the difference between the Company’s stock price on September 30, 2007 and the exercise price of the outstanding shares, multiplied by the number of outstanding shares as of September 30, 2007. The total intrinsic value of options exercised during the years ended September 30, 2007 and 2006 were $1,763,000 and $4,463,000, respectively.

RENTECH, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The following information summarizes stock options outstanding and exercisable at September 30, 2007:

	Outstanding			Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life in Years	Price	Exercisable	Price

$0.70-$0.94	435,000	1.65	$0.90	435,000	$0.90
$1.06-$1.14	95,000	2.05	1.11	95,000	1.11
$1.44-$1.50	250,000	2.19	1.50	250,000	1.50
$1.85	256,000	2.82	1.85	256,000	1.85
$2.22-$2.68	1,050,000	1.46	2.52	850,000	2.53
$3.35-$3.81	305,000	7.14	3.66	115,000	3.49
$4.00-$4.53	1,475,000	7.74	4.16	683,000	4.14

$0.70-$4.53	3,866,000	4.48	$2.91	2,684,000	$2.51

Warrants

During fiscal 2005, the Company extended the expiration date of 580,000 warrants that were previously issued to accredited investors of the Company. The extension was valued under the Black-Scholes option-pricing model, which resulted in no compensation expense. The Company also extended the term of 232,000 warrants issued to a broker. The extension was valued under the Black-Scholes option-pricing model, which resulted in a charge to additional paid in capital of $199,000. In fiscal 2005, the broker exercised these warrants.

During fiscal 2005, the Company issued warrants to accredited investors in conjunction with five bridge loans to purchase 1,660,000 shares of the Company’s common stock. The warrants were valued using the Black-Scholes option-pricing model, which resulted in charges to additional paid in capital of $642,000. In February 2005, the Company issued an additional 406,000 warrants to purchase shares of the Company’s common stock to the same accredited investors as a result of default provisions in the promissory notes. The warrants were valued using the Black-Scholes option-pricing model, which resulted in charges to interest expense of $500,000.

During fiscal 2005, the Company issued various warrants in conjunction with the issuance of convertible preferred stock. Refer to the Preferred Stock section of Note 14 for further information regarding those warrants. Also during fiscal 2005, in connection with convertible promissory notes issued to two directors of the Company, the Company issued stock purchase warrants for the purchase of 658,000 shares of common stock. The warrants have an exercise price of $1.61 per share of common stock, and are exercisable until April 7, 2008. The warrants were valued using the Black-Scholes option-pricing model, which resulted in debt issuance charges of $381,000.

During fiscal 2005, the Company issued 60,000 warrants to purchase shares of the Company’s common stock to a financial public relations company who signed a consulting agreement with the Company. The warrants were valued using the Black-Scholes option-pricing model, which resulted in consulting expense of $30,000.

During fiscal 2005, the Company issued a warrant to Management Resource Center, Inc, an entity controlled by D. Hunt Ramsbottom, Rentech’s President and CEO. During the last quarter of fiscal 2005, Mr. Ramsbottom assigned the warrant to East Cliff Advisors, LLC, an entity controlled by Mr. Ramsbottom. The warrant is for the purchase of 3.5 million shares of the Company’s common stock at an exercise price of $1.82. The warrant has vested or will vest in the following incremental amounts upon such time as the Company’s stock reaches the stated closing prices for 12 consecutive trading days: 10% at $2.10 (vested); 15% at $2.75 (vested); 20% at $3.50 (vested); 25% at $4.25 (vested); and 30% at $5.25 (not vested). The Company recognizes compensation expense as the warrants vest, as the total number of shares to be granted under the warrant was not known on the grant date. In fiscal 2005, the

RENTECH, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Company accounted for the warrant under APB Opinion 25, “Accounting for Stock Issued to Employees” due to the employer-employee relationship between the Company and Mr. Ramsbottom. Under APB Opinion 25, compensation cost would only be recognized for stock-based compensation issued to employees when the exercise price of the Company’s stock options granted is less than the market price of the underlying common stock on the date of grant. On September 2, 2005, 10%, or 350,000 shares underlying the warrant vested. The Company recognized $333,000 of compensation expense under APB Opinion 25. The Company also valued the vested shares at $656,000 using the Black-Scholes option-pricing model, which did not result in a charge to compensation expense under SFAS 123, and was shown as a pro-forma disclosure to our consolidated financial statements for the fiscal year ended September 30, 2005.

During fiscal 2006, additional shares underlying the warrant to East Cliff Advisors, LLC vested. The Company accounted for these shares under SFAS 123(R), which was adopted October 1, 2005. On November 29, 2005, 15% or 525,000 shares underlying the warrant vested when the Company’s stock price traded at or above $2.75 for twelve consecutive days. The Company valued the shares underlying the warrant under the Black-Scholes option-pricing model which resulted in a charge to compensation expense of $845,000. On December 23, 2005, another 20% or 700,000 shares underlying the warrant vested when the Company’s stock price traded at or above $3.50 for twelve consecutive days. The Company valued the warrant under the Black-Scholes option-pricing model which resulted in a charge to compensation expense of $1,675,000. On February 1, 2006, another 25% or 875,000 shares vested when the Company’s stock price traded at or above $4.25 for twelve consecutive days. The Company valued the warrant under the Black-Scholes option-pricing model which resulted in a charge to compensation expense of $3,208,000. No additional vesting occurred during fiscal 2007 and as such there was no charge to compensation expense from this warrant in fiscal 2007.

During fiscal 2006, the Company issued a warrant to purchase 1,000,000 shares of the Company’s common stock at $2.4138 per share to DKRW – AF. The warrant is fully vested and exercisable at any time until January 11, 2014. The warrant was valued using the Black-Scholes option-pricing model and resulted in a charge to marketing expense of $2,677,000.

In the fourth quarter of fiscal 2005 as a result of a contract dated April 1, 2004, a consultant earned an option to purchase 50,000 shares at an exercise price of $0.98 per share as a success reward for work completed to ensure inclusions in the Energy Bill of provisions that would provide significant benefit for FT projects. The option was valued using the Black-Scholes option-pricing model, which resulted in consulting expenses of $68,000 in fiscal 2005. During fiscal 2006, the Company issued the consultant a warrant to purchase 53,000 shares of the Company’s common stock at $1.14 per share in satisfaction of the contractual obligation. The warrants were valued at $75,000 using the Black-Scholes option-pricing model and the Company, therefore, recorded additional consulting expense of $7,000 during fiscal 2006.

For warrants vesting during fiscal 2006, the Company recorded $8,413,000, in aggregate, of related stock-based compensation expense, included in general and administrative expense. The compensation expense reduced both basic and diluted earnings per share by $0.066 for the year ended September 30, 2006.

During fiscal 2007, the Company sold and issued 20,092,000 shares of common stock along with warrants to purchase 4,018,000 shares of common stock through a registered direct offering to selected institutional investors under the Company’s existing shelf registration statements. For each share of common stock purchased in the offering, the investor was also issued warrants to purchase 0.20 shares of common stock for a combined issue price of $2.73 per unit. The shares of common stock and warrants were immediately separable and were issued separately. The warrants have an exercise price of $3.28 per share, subject to certain adjustments, have a five year term, and were not exercisable prior to October 25, 2007. The proceeds of this offering were allocated pro rata between the relative fair values of the stock and warrants at issuance using the Black-Scholes valuation model for valuing the warrants. The value of the warrants was determined to be $3,492,000 resulting in a pro rata allocation for the warrants of $3,283,000. This was recorded as a reduction in the proceeds received from the stock in additional paid in capital and an increase in additional paid in capital from the allocated value of the warrants.

RENTECH, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Warrant transactions during the years ended September 30, 2007, 2006 and 2005 are summarized as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price

Outstanding at September 30, 2004	3,875,000	$1.14
Granted	10,252,000	1.50
Exercised	(1,832,000)	1.06
Canceled/Expired	(183,000)	2.51

Outstanding at September 30, 2005	12,112,000	$1.44
Granted	3,153,000 (1)	2.00
Exercised	(4,106,000)	1.39
Canceled/Expired	—	—

Outstanding at September 30, 2006	11,159,000	$1.61
Granted	4,018,000	3.28
Exercised	(625,000)	1.55
Canceled/Expired	—	—

Outstanding at September 30, 2007	14,552,000	$2.08

Warrants exercisable at September 30, 2007	14,552,000	$2.08
Warrants exercisable at September 30, 2006	11,159,000	$1.61
Warrants exercisable at September 30, 2005	12,112,000	$1.44
Weighted average fair value of warrants granted during fiscal 2007		$0.87
Weighted average fair value of warrants granted during fiscal 2006		$2.69
Weighted average fair value of warrants granted during fiscal 2005		$0.70

The following information summarizes warrants outstanding and exercisable at September 30, 2007:

	Outstanding				Exercisable
			Weighted
			Average	Weighted		Weighted
			Remaining	Average		Average
	Number		Contractual Life	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding		in Years	Price	Exercisable	Price

$1.00 - $1.14	2,396,000		1.13	$1.14	2,396,000	$1.14
$1.46 - $1.61	5,055,000		0.52	1.61	5,055,000	1.61
$1.82	2,083,000	(1)	2.85	1.82	2,083,000	1.82
$2.41	1,000,000		6.29	2.41	1,000,000	2.41
$3.28	4,018,000		4.57	3.28	4,018,000	3.28

$1.00 - $3.28	14,552,000		2.47	$2.08	14,552,000	$2.08

(1)	Includes 2,083,000 shares underlying the warrants issued to East Cliff Advisors, LLC that were accounted for under SFAS 123(R). The aggregate intrinsic value of these shares was $708,000 for the year ended September 30, 2007.

Restricted Stock Units

In fiscal 2006, the Company began to issue Restricted Stock Units (“RSU’s”) which are equity-based instruments that may be settled in shares of common stock of the Company or cash. The Company has limited the

RENTECH, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

issuance of RSU’s to members of the Board of Directors and certain members of the Company’s senior management group.

Most RSU agreements include a three-year vesting period such that one-third will vest on each annual anniversary date of the commencement date of the agreement. The vesting of the RSU’s are subject to partial or complete acceleration under certain circumstances, including termination without cause, end of employment for good reason or upon a change in control (in each case as defined in the agreement). The vesting of a portion of the restricted stock unit grant will accelerate if employment is terminated without cause, or employment is ended for good reason. In certain agreements, if we fail to offer to renew an employment agreement on competitive terms or if a termination occurs which would entitle the grantee to severance during the period of three months prior and two years after a change in control, the vesting of the restricted stock unit grant will accelerate.

The Company has calculated the grant date fair value of each RSU and records it as compensation expense on a straight line basis over the term of the employment agreement or the vesting period. The following transactions occurred during fiscal 2007 and 2006:

Fiscal				Number	Fair
Year	Grantee	Purpose	Vesting Period	of Shares	Value
				(Thousands)

2006	D. Hunt Ramsbottom	Employment inducement	3 years	450	$2,228
2006	Douglas M Miller	Employment inducement	3 years	375	1,856
2006	Kevin Smith	Employment inducement	3 years	325	—
2006	Richard Sheppard	Employment inducement	3 years	235	940
2006	Directors	Board compensation package	1 year	72	241
2006	I. Merrick Kerr	Employment inducement	3 years	325	1,463
2006	Colin M. Morris	Employment inducement	3 years	150	648

				1,932
2007	Richard Penning	Employment inducement	3 years	275	$1,029
2007	Tom Sayles	Employment inducement	3 years	150	392
2007	Dr. Harold Wright	Employment inducement	3 years	150	392
2007	Directors	Board compensation package	1 year	90	235

				665

During fiscal 2007 and 2006 charges from these RSU grants were recorded as follows:

	For the Years Ended September 30,
	2007	2006
	(Thousands)

Compensation expense	$2,884	$1,449
Board compensation expense	248	121

	$3,132	$1,570

RENTECH, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

RSU transactions during the years ended September 30, 2007 and 2006 are summarized as follows:

Number of
Shares

Outstanding at September 30, 2005	—
Granted	1,932,000
Vested and Settled in Shares	(18,000)
Canceled/Expired	(325,000)

Outstanding at September 30, 2006	1,589,000
Granted	665,000
Vested and Settled in Shares	(412,000)
Vested and Settled in Cash	(199,000)
Canceled/Expired	—

Outstanding at September 30, 2007	1,643,000

RSU’s vested at September 30, 2007	448,000
RSU’s vested at September 30, 2006	18,000

Of the 1,643,000 RSU’s outstanding at September 30, 2007, 1,177,000 were granted pursuant to our 2006 Incentive Award Plan. The other 466,000 RSU’s were not granted pursuant to a stock option plan but were “inducement grants.” At September 30, 2006, of the 1,589,000 RSU’s outstanding, 889,000 were granted pursuant to our 2006 Incentive Award Plan and the other 700,000 RSU’s were “inducement grants.” Such grants may be made without prior shareholder approval pursuant to the rules of the American Stock Exchange if the grants are made to new employees as an inducement to joining the Company, the grants are approved by the Company’s independent compensation committee and terms of the grants are promptly disclosed in a press release.

For RSU’s granted during the years ended September 30, 2007 and 2006, the Company recorded $3,132,000 and $1,569,000, respectively, in aggregate, of related stock-based compensation expense, included in general and administrative expense. The compensation expense reduced both basic and diluted earnings per share by $0.021 and $0.012 for the years ended September 30, 2007 and 2006, respectively.

Note 16 —	Income Taxes

The Company has not recorded a provision for federal and state income taxes related to continuing operations for the years ended September 30, 2007, 2006 and 2005, due to operating losses in those years. A full valuation allowance was recorded against the deferred tax assets. As of September 30, 2007, the Company had available net operating loss carry forwards of approximately $107,000,000 for federal tax reporting purposes. These operating loss carry forwards expire through 2027. The expired net operating losses were $475,000 and $95,000 for the period ended September 30, 2007 and September 30, 2006 respectively.

For state income tax purposes, the Company also had net operating loss carry forward in the same amount as the federal net operating loss carryforward. However, the losses generated in the states of California and Illinois expire in 10 years and 12 years, respectively. The determination of the state net operating loss carryforwards is dependent upon the federal net operating loss, apportionment percentages and other respective state laws, which can change year to year and impact the amount of the state net operating loss carryforwards. Utilization of such federal and state net operating losses is subject to certain limitations under federal and state income tax laws.

During the fiscal year ended September 30, 2004, PML utilized its remaining state net operating loss carry forwards. A state income tax expense from discontinued operations related to PML of $11,000 was established in the consolidated statement of operations for the year ended September 30, 2007.

RENTECH, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Management believes that at this point in time, it is more likely than not that the deferred tax assets will not be realized. The Company therefore has recorded a full valuation allowance against its deferred tax assets at September 30, 2007 and 2006. The current portion of the valuation allowance is $3,124,000 and $1,087,000 for the year ended September 30, 2007 and September 30, 2006 respectively. The portion of the valuation allowance that relates to long-term deferred assets is $67,794,000 and $34,908,000 for the year ended September 30, 2007 and September 30, 2006 respectively. A portion of the valuation allowance relates to the deferred tax asset created by the stock option expense. The benefit that will be generated by the reversal of this portion of the allowance will be recorded to equity upon the release of the valuation allowance in the future. The amount of the deferred tax asset related to the stock option expense is $4,414,000 and $4,281,000 for the year ended September 30, 2007 and September 30, 2006 respectively.

The Company has approximately $2,191,000 in research and development credit carryforwards that will expire from fiscal 2020 to fiscal 2027. The credit carryforwards have also been offset by the valuation allowance at September 30, 2007.

The components of the net deferred tax liability and net deferred tax asset as of September 30, 2007 are as follows:

	As of September 30,
	2007	2006
	(Thousands)

Net operating loss carry forwards	$38,125	$28,667
Capital loss carryforward	1,017	—
Accruals for financial statement purposes not allowed for income taxes — cash basis	3,220	1,144
Basis difference in prepaid expenses	(96)	(57)
Basis difference in investment in Dresser	—	681
Basis difference in investment in Advanced Technologies	—	871
Basis difference in other intangible assets	—	17
Basis difference relating to licensed technology	734	678
Basis difference in property, plant and equipment	(5,034)	(2,054)
Basis difference in other assets	—	3
Basis difference in goodwill	—	(24)
Basis difference in technology rights	36	32
Basis difference in retirement payables	46	121
Basis difference in reserve for REN earn-out	267	370
Basis difference in product liabilities	—	28
Basis difference in deferred rent liability	33	23
Research and development credit	2,191	1,100
PDU expenses	12,154	—
Stock option exercises FAS 123(R)	6,149	4,281
Stock option exercises	(1,735)	—
Beneficial conversions of debt	(258)	107
Basis difference in Sand Creek Energy	7	7
Basis difference in Petroleum Mud Logging	(147)	—
Impairment of land purchase option	476	—
Impairment of construction in progress	13,715	—
Other items	18	—

	70,918	35,995
Valuation allowance	(70,918)	(35,995)

	$—	$—

RENTECH, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

A reconciliation of the income taxes at the federal statutory rate to the effective tax rate is as follows:

	For the Years Ended September 30,
	2007	2006	2005
	(Thousands)

Federal income tax benefit computed at the Federal statutory rate	$(32,180)	$(14,748)	$(4,865)
State income tax benefit net of Federal benefit	(2,913)	(1,219)	(421)
Permanent true ups, other	125	356	(184)
Research and development credit	1,073	840	260
Change in valuation allowance	33,906	14,820	5,278

Income tax expense	$11	$49	$68

In June 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in financial statements. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company recognize in the financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective for the Company beginning October 1, 2007. The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial condition and results of operations.

Note 17 —	Segment Information

The Company operates in two business segments as follows:

•	Nitrogen products manufacturing — The Company manufactures a variety of upgraded nitrogen fertilizer products.

•	Alternative fuels — The Company develops and markets processes for conversion of low-value, carbon-bearing solids or gases into valuable liquid hydrocarbons.

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

On March 8, 2005, the Company sold OKON, which had been reported as the Company’s paint segment in previous filings. On August 1, 2005, the Company sold its 56% ownership in REN. REN had been reported as the Company’s industrial automation systems segment in previous filings. For the fiscal year ended September 30, 2006, the Company sold PML, which had been reported as the Company’s oil and gas field services segment in previous filings. The results from these three businesses are excluded from the segment results, as they are included in discontinued operations in our Consolidated Statements of Operations and as assets and liabilities held for sale on our Consolidated Balance Sheets. Segment information for the prior periods has been reclassified to reflect this presentation (Refer to Note 4 for more information).

RENTECH, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

	For the Years Ended September 30,
	2007	2006	2005
	(Thousands)

Revenues
Nitrogen products manufacturing	$131,816	$44,398	$—
Alternative fuels	504	119	589

Total Revenues	$132,320	$44,517	$589

Operating income (loss)
Nitrogen products manufacturing	$13,222	$(1,320)	$—
Alternative fuels	(107,685)	(38,099)	(11,880)

Total Operating Loss	$(94,463)	$(39,419)	$(11,880)

Depreciation and amortization
Nitrogen products manufacturing	$6,791	$2,435	$—
Alternative fuels	731	516	444

Total Depreciation and Amortization	$7,522	$2,951	$444

Interest expense
Nitrogen products manufacturing	$93	$249	$—
Alternative fuels	2,337	2,153	2,875

Total Interest Expense	$2,430	$2,402	$2,875

Equity in net loss of investees
Alternative fuels	$—	$—	$736

Expenditures for additions of long-lived assets
Nitrogen products manufacturing	$7,250	$2,815	$—
Alternative fuels	41,518	2,129	91

Total Expenditures for Additions or Long Lived Assets	$48,768	$4,944	$91

Investment in equity method investees
Alternative fuels	$—	$—	$(19)

Total assets
Nitrogen products manufacturing	$132,788	$81,274	$—
Alternative fuels	50,275	66,208	40,859

Total Assets	$183,063	$147,482	$40,859

RENTECH, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Revenues from external customers are shown below for groups of similar products and services:

	For the Years Ended September 30,
	2007	2006	2005
	(Thousands)

Revenues nitrogen products manufacturing	$131,816	$44,398	$—
Technical services	382	—	466
Rental income	122	119	123

Total revenues nitrogen products manufacturing	$132,320	$44,517	$589

Note 18 —	Valuation and Qualifying Accounts

	Balance			Balance
	at Beginning	Charged to	Deductions and	at End
	of Period	Expense	Write-Offs	of Period
	(Thousands)

Year Ended September 30, 2007
Allowance for doubtful accounts, from continuing operations	$126	$—	$—	$126
Allowance for doubtful accounts, from discontinued operations	10	—	(10)	—

Allowance for doubtful accounts	$136	$—	$10	$126
Deferred tax valuation account	$35,995	$70,918	$—	$106,913
Reserve for impairment(1)	$—	$38,197	$—	$38,197
Reserve for REN Earn-Out(2)(3)	$1,000	$(128)	$(152)	$720
Year Ended September 30, 2006
Allowance for doubtful accounts, from continuing operations	$126	$—	$—	$126
Allowance for doubtful accounts, from discontinued operations	10	—	—	10

Allowance for doubtful accounts	$136	$—	$—	$136
Deferred tax valuation account	$21,175	$14,820	$—	$35,995
Reserve for REN Earn-Out(2)	$1,000	$—	$—	$1,000
Year Ended September 30, 2005
Allowance for doubtful accounts, from continuing operations	$126	$—	$—	$126
Allowance for doubtful accounts, from discontinued operations	17	—	(7)	10

Allowance for doubtful accounts	$143	$—	$(7)	$136
Deferred tax valuation account	$15,897	$5,278	$—	$21,175
Reserve for REN Earn-Out(2)	$—	$1,000	$—	$1,000

(1)	The Company recorded a reserve of $38,197,000 against the value of the construction in progress asset for the REMC conversion and a land purchase option due to suspension of the project and uncertainty surrounding the future value of the assets (See Note 8).

(2)	The Company recorded a reserve of $1,000,000 against the earn-out receivable due to uncertainty surrounding the estimation of collections related to the Company’s sale of REN (See Note 4).

RENTECH, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(3)	During fiscal 2007, the Company received earn-out payments from REN which were recognized as miscellaneous income along with corresponding reductions to the earn-out receivable and the reserve for which the balance at the end of fiscal 2007 was $720,000.

Note 19 —	Related Party Transactions

During January 2003, the Company began to defer monthly salary payments to certain officers. These officers and the Company entered into convertible notes in the amount of such deferred salary payments. The notes bear interest at 9% and mature in twelve months, with all unpaid principal and interest due at that time. Within the first 120 days, the notes may be converted in whole or in part into unregistered common stock of the Company at a conversion rate of $0.45 per share if the closing market price for the Company’s common stock for three consecutive days exceeds $1.00 per share. After the first 120 days, the notes may be converted in whole or in part into unregistered common stock of the Company without respect to the closing market price of the Company’s common stock at a conversion rate of $0.45 per share for the deferrals between January 1, 2003 and March 31, 2003 and at the closing market price for all subsequent deferrals. On September 30, 2005, these convertible promissory notes were amended to extend the term to September 30, 2008 and to reduce the interest rate to the prime rate published by the Wall Street Journal. As of September 30, 2007 and 2006 the balance in these convertible notes was $181,000 and $169,000, respectively.

Note 20 —	Subsequent Events

MBFP a wholly-owned subsidiary of DKRW-AF, plans to deploy the Rentech Process at a coal-to-liquids plant it is developing near Medicine Bow, Wyoming. DKRW-AF has revised its plans for its MBFP project near Medicine Bow, Wyoming by expanding it to concurrently pursue coal-to-diesel and coal-to-gasoline facilities at the project. DKRW-AF expects to break ground first on a coal-to-gasoline plant using methanol to gasoline technology and on a parallel path continue to develop a coal-to-diesel facility under its existing site license agreement with the Company. Plans for the proposed MBFP project were revised to accommodate changes in the testing timeline at the PDU.

The Company, MBFB and DKRW-AF entered into an Omnibus Amendment on December 7, 2007 to revise certain contractual relationships between the parties in connection with the changed plans at the proposed MBFP project. Pursuant to the amendment, the time frame in which the company is required to complete conversion rate testing and catalyst consumption rate testing of the Rentech Process at the PDU has been extended to June 30, 2009, and MBFB’s timelines for development of the coal-to-diesel portion of the MBFP project have also been extended. In addition, the Company and DKRW terminated an agreement between the parties pursuant to which we would have granted DKRW warrants to purchase up to 2.0 million shares of our common stock and we would have received the right to purchase up to 5% of the MBFP project upon the closing of the construction financing for the MBFP project.

On December 13, 2007, the Board of Directors approved annual bonus awards for the fiscal year ended September 30, 2007. The bonus awards include a cash payment equal to 80% of the award, and the remaining 20% of the award is allocated to the purchase of Company stock. Upon the recommendation of the Compensation Committee and after consideration of the contribution made by each executive officer during the fiscal year, the Board of Directors made the following bonus awards to the “named executive officers” listed below:

Name and Title	Bonus Award

D. Hunt Ramsbottom, Chief Executive Officer and President	$470,150	(1)
I. Merrick Kerr, Chief Financial Officer and Executive Vice President	$162,900	(2)
Douglas M. Miller, Chief Operating Officer and Executive Vice President	$103,200	(2)
Richard O. Sheppard, Senior Vice President, Project Development	$74,150	(2)
Colin M. Morris, Vice President and General Counsel	$127,500

(1) Pursuant to employment contract based on bonus target range of 100% to 200% of base salary
(2) Pursuant to employment contract based on bonus target range of 50% to 100% of base salary

EXHIBIT INDEX

2.1	Stock Purchase Agreement, dated March 8, 2005, by and between Rentech, Inc. and Zinsser Co., Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 10, 2005).
2.2	Stock Purchase Agreement, dated November 5, 2005, by and between Rentech Development Corporation and Royster-Clark, Inc. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed November 9, 2005).
2.3	First Amendment to the Stock Purchase Agreement dated November 5, 2005, by and between Rentech Development Corporation and Royster-Clark, Inc. (incorporated by reference to Exhibit 2.2 to Registration Statement on Form S-3 filed March 20, 2006).
2.4	Second Amendment to the Stock Purchase Agreement dated November 5, 2005, by and between Rentech Development Corporation and Royster-Clark Nitrogen, Inc. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed March 14, 2006).
2.5	Third Amendment to the Stock Purchase Agreement dated November 5, 2005, by and between Rentech Development Corporation and Royster-Clark Nitrogen, Inc. (incorporated by reference to Exhibit 2.2 to Current Report on Form 8-K filed March 14, 2006).
2.6	Purchase and Sale Agreement, dated September 16, 2005, by and between Rentech Development Corporation and RFC-Sand Creek Development, LLC (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed September 22, 2005).
2.7	Equity Purchase Agreement dated November 15, 2006 by and between Rentech, Inc. and PML Exploration Services, LLC (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed November 16, 2006).
3 (i)	Amended and Restated Articles of Incorporation, dated April 29, 2005 (incorporated by reference to Exhibit 3(i) to Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2005, filed May 9, 2005).
3 (ii)	Bylaws dated November 30, 2004 (incorporated by reference to Exhibit 3(ii) to Annual Report on Form 10-K for the year ended September 30, 2004 filed December 9, 2004).
4.1	Rights Agreement, dated January 18, 2005, by and between Rentech, Inc. and ComputerShare Trust (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed January 19, 2005).
4.2	Amendment to Amended Rights Agreement dated April 13, 2006 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed April 18, 2006).
4.3	Registration Rights Agreements for December 2004 Short-Term Loan with C. David Callaham (incorporated by reference to Exhibits 10.4 and 10.7 to Current Report on Form 8-K filed December 16, 2004).
4.4	Registration Rights Agreement for December 2004 Short-Term Loan by and between Rentech, Inc. and Geduld Revocable Trust, (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed December 7, 2004).
4.5	Registration Rights Agreement for December 2004 Short-Term Loan by and between Rentech, Inc. and Geduld Capital Management LLC (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K filed December 7, 2004).
4.6	Registration Rights Agreement for December 2004 Short-Term Loan by and between Rentech, Inc. and Daniel Kern (incorporated by reference to Exhibit 10.9 to Current Report on Form 8-K filed December 7, 2004).
4.7	Form of Registration Rights Agreement (incorporated by reference to Exhibit 4 to Form S-3/A Amendment Two to Registration Statement No. 333-85682 filed October 28, 2002).
4.8	Form of Non-statutory Stock Option Agreement (incorporated by reference to Exhibit 4 to Form S-3/A Amendment Two to Registration Statement No. 333-85682 filed October 28, 2002).
4.9	Stock Option Agreement, dated December 10, 2004, by and between Rentech, Inc. and Royster-Clark Inc. (incorporated by reference to Exhibit 10.8 to Current Report on Form 8-K filed December 16, 2004).
4.10	Stock Purchase Warrant, dated September 17, 2004, by and between Rentech, Inc. and Mitchell Technology Investments (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed September 23, 2004).

4.11		Registration Rights Agreement, dated September 17, 2004, by and between Rentech, Inc. and Mitchell Technology Investments (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed September 23, 2004).
4.12		Subscription Agreement, dated April 8, 2005, by and among Rentech, Inc. and Mercator Momentum Fund, LP, Mercator Momentum Fund III, LP, Monarch Pointe Fund, Ltd., Pentagon Special Purpose Fund, Ltd. and M.A.G. CAPITAL, LLC, for Placement of Preferred Stock (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed April 14, 2005).
4.13		Form of Stock Purchase Warrants, dated April 8, 2005, by and among Rentech, Inc. and Mercator Momentum Fund, LP, Mercator Momentum Fund III, LP, Monarch Pointe Fund, Ltd., Pentagon Special Purpose Fund, Ltd. and M.A.G. CAPITAL, LLC, for Placement of Preferred Stock (incorporated by reference to Exhibits 10.2, 10.3, 10.4, 10.5 and 10.6 to Current Report on Form 8-K filed April 14, 2005).
4.14		Registration Rights Agreement, dated April 8, 2005, by and among Rentech, Inc. and Mercator Momentum Fund, LP, Mercator Momentum Fund III, LP, Monarch Pointe Fund, Ltd., Pentagon Special Purpose Fund, Ltd. and M.A.G. CAPITAL, LLC, for Placement of Preferred Stock (incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K filed April 14, 2005).
4.15		Warrant to Purchase 1,000,000 Shares of Common Stock by and between Rentech, Inc. and DKRW Advanced Fuels LLC, dated January 12, 2006 (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed January 19, 2006).
4.16		Stock Purchase Warrants (incorporated by reference to Exhibits 10.1 through 10.16 to Current Report on Form 8-K filed May 20, 2005).
4.17		Indenture dated April 18, 2006, by and between Rentech, Inc. and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed April 18, 2006).
4.18		Officers’ Certificate to Indenture dated April 18, 2006 to Indenture (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed April 18, 2006).
4.19		Form of 4.00% Convertible Senior Note Due 2013 (incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K filed April 18, 2006).
4.20		Form of Subscription Agreement (incorporated by reference to exhibit 10.2 to Current Report on Form 8-K filed April 20, 2007).
4.21		Form of Warrant to purchase shares of Common Stock (incorporated by reference to exhibit 10.3 to Current Report on Form 8-K filed April 20, 2007).
10	.1*	Term sheet for Dennis L. Yakobson retirement benefits (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed October 6, 2005).
10	.2*	Term sheet for Ronald C. Butz retirement benefits (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed October 6, 2005).
10	.3*	Management and Consulting Agreement, dated July 29, 2005, by and between Rentech, Inc. and Management Resource Center, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August, 11, 2005).
10	.4*	1994 Stock Option Plan (incorporated by reference to the exhibits to Form S-18 on Form SB-2, post-effective Amendment No. 5 to Registration Statement No. 33-37150-D).
10	.5*	1996 Stock Option Plan (incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K dated December 18, 1996).
10	.6*	1998 Stock Option Plan (incorporated by reference to Exhibit 4.1 to Form S-8). Registration Statement No. 333-95537.
10	.7*	2001 Stock Option Plan (incorporated by reference to Exhibit 10.5 to Annual Report on Form 10-K for the year ended September 30, 2002 filed December 24, 2002).
10	.8*	2003 Stock Option Plan (incorporated by reference to Exhibit 10.6 to Annual Report on Form 10-K for the year ended September 30, 2002 filed December 24, 2002).
10.9		License Agreement, dated October 8, 1998, by and between Rentech, Inc. and Texaco Natural Gas, Inc. (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-KSB, No. 000-19260, for the year ended September 30, 1998, filed January 13, 1999).

10.10		Convertible Promissory Note, dated May 20, 2005, to Michael Ray (incorporated by reference to Exhibit 10.17 to Current Report on Form 8-K filed May 20, 2005).
10.11		Convertible Promissory Note, dated May 20, 2005, to David Zimel (incorporated by reference to Exhibit 10.18 to Current Report on Form 8-K filed May 20, 2005).
10	.12*	1990 Stock Option Plan (incorporated by reference to the exhibits to Form S-18 Registration Statement No. 33-37150).
10	.13*	2005 Stock Option Plan (incorporated by reference to Exhibit 10.34 to Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2004 filed February 9, 2005).
10.14		Termination Agreement for FT Solutions, LLC dated January 10, 2006, by and between Headwaters Technology Innovation Group, Inc. and Rentech, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed January 17, 2006).
10	.15**	Master License Agreement by and among Rentech, Inc. and DKRW Energy LLC and DKRW Advanced Fuels LLC, dated January 12, 2006 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed January 19, 2006).
10.16		License Agreement by and between Rentech, Inc. and Medicine Bow Fuel & Power, LLC, dated January 12, 2006 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed January 19, 2006).**
10.17		Amendment to Site License Agreement with Medicine Bow Fuel & Power, LLC, dated October 26, 2007 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed November 1, 2007).
10.18		Omnibus Amendment by and among Rentech, Inc. and Medicine Bow Fuel & Power, LLC and DKRW Advanced Fuels LLC, dated December 7, 2007 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed December 13, 2007).
10.19		Project Development Participation Agreement by and between Rentech, Inc. and DKRW Advanced Fuels LLC, dated January 12, 2006 (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed January 19, 2006).
10	.20*	Employment Agreement by and between Rentech, Inc. and D. Hunt Ramsbottom, Jr. dated January 20, 2006 (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed January 26, 2006).
10	.21*	Employment Agreement by and between Rentech, Inc. and Douglas M. Miller dated January 20, 2006 (incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed January 26, 2006).
10	.22*	Employment Agreement by and between Rentech, Inc. and Richard O. Sheppard dated March 1, 2006 (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed March 14, 2006).
10	.23*	Employment Agreement by and between Rentech, Inc. and Kevin M. Smith dated January 20, 2006 (incorporated by reference to Exhibit 99.3 to Current Report on Form 8-K filed January 26, 2006).
10	.24*	Employment Agreement by and between Rentech, Inc. and Richard T. Penning, dated January 22, 2007.
10	.25*	Compensation Plan for Outside Directors (incorporated by reference to Item 1.01 to Current Report on Form 8-K filed April 19, 2006).
10.26		Lease Agreement dated as of April 21, 2006 with Center West (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed April 21, 2006).
10.27		Rider to the Lease Agreement dated as of April 21, 2006 by and between Rentech, Inc. and Center West (incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed April 21, 2006).
10.28		Financing Agreement dated as of April 26, 2006 by and between Rentech Energy Midwest Corporation and The CIT Group/Business Credit, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed May 2, 2006).
10	.29*	Employment Agreement by and between Rentech, Inc. and I. Merrick Kerr dated May 15, 2006 (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed May 17, 2006).
10	.30*	Form of Stock Option Grant Notice and Stock Option Agreement under 2006 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 20, 2006).
10	.31*	Amended and Restated Rentech, Inc. 2006 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 29, 2007).

10.32		Commitment Letter by and among Rentech, Inc., Rentech Development Corporation. M.A.G Capital, LLC and Pentagon Bernini Fund, Ltd. Dated November 15, 2005 (incorporated by reference to exhibit 10.1 to Current Report on Form 8-K filed November 16, 2005).
10.33		Placement Agent Agreement, dated April 19, 2007 by and between Rentech, Inc. and Credit Suisse Securities (USA) LLC (incorporated by reference to exhibit 10.1 to Current Report on Form 8-K filed April 20, 2007).
10	.34**	Development Cost Sharing and Equity Option Agreement, dated May 25, 2007 by and between Rentech, Inc. and Peabody Venture Fund, LLC (incorporated by reference to exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and filed on August 9, 2007).
10	.35**	Coal Supply Agreement, dated May 25, 2007 by and between Rentech, Inc. and COALSALES LLC (incorporated by reference to exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and filed on August 9, 2007).
12.1		Computation of Ratio of Earnings to Fixed Charges.
14		Code of Ethics (incorporated by references to Exhibit 14 to Annual Report on Form 10-K for the year ended September 30, 2004 filed December 9, 2004).
21		Subsidiaries of Rentech, Inc.
23		Consent of Independent Registered Public Accounting Firm.
31.1		Certification of Chief Executive Officer Pursuant to Rule 13a-14 or Rule 15d-14(a).
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14 or Rule 15d-14(a).
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Management contract or compensatory plan or arrangement.

**	Certain portions of this Exhibit have been omitted and filed separately under an application for confidential treatment.