Form 10-K/A
period 2006-09-30
RENTECH INC /CO/
filed 2008-01-28
CIK 868725

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
     Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of Exchange Act. (Check one):
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐.   No ☑.
     The aggregate market value of the registrant’s common stock held by nonaffiliates, based upon the closing price of the common stock on March 31, 2007, as reported by the American Stock Exchange, was approximately $ 291,253,000.
     At January 14, 2008, the number of outstanding shares of common stock was 165,051,122.
DOCUMENTS INCORPORATED BY REFERENCE
     None.

i

EXPLANATORY NOTE
     Rentech, Inc. (“Rentech”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended September 30, 2007, filed with the Securities and Exchange Commission on December 14, 2007 (the “Original 10-K”).
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

ii

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     The directors and executive officers of Rentech and their ages and their positions with Rentech as of January 14, 2008, are as follows:

Name	Age	Position(s)
D. Hunt Ramsbottom	50	Chief Executive Officer, President and Director
Douglas M. Miller	47	Chief Operating Officer and Executive Vice President
I. Merrick Kerr	40	Chief Financial Officer and Executive Vice President
Richard T. Penning	52	Executive Vice President, Commercial Affairs
Colin M. Morris	35	Vice President, General Counsel and Secretary
Michael S. Burke*	44	Director
Michael F. Ray*	54	Director
Ronald M. Sega*	55	Director
Edward M. Stern*	49	Director
Erich W. Tiepel*	64	Director
Halbert S. Washburn*	47	Director
Dennis L. Yakobson	71	Director and Chairman

*	Independent Directors
Information Regarding Directors with Terms Expiring in 2008:
     Michael S. Burke, Director— Michael S. Burke was appointed as a member of our Board of Directors in March 2007. Mr. Burke is currently the Executive Vice President, Chief Corporate Officer and Chief Financial Officer of AECOM Technology Corporation (NYSE: ACM), a global provider of professional technical and management support services to government and commercial clients. Mr. Burke joined AECOM as Senior Vice President, Corporate Strategy in October 2005. From 1990 to 2005, Mr. Burke was with the accounting firm, KPMG LLP. He served in various senior leadership positions most recently as a Western Area Managing Partner from 2002 to 2005 and was a member of KPMG’s Board of Directors from 2000 through 2005. While on the KPMG Board of Directors, Mr. Burke served as the Chairman of the Board Process and Governance Committee and a member of the Audit and Finance Committee. Mr. Burke also serves on various charitable and community boards.
     Ronald M. Sega, Director— Dr. Sega was appointed as a member of our Board of Directors in December 2007. Currently Dr. Sega serves as Vice President for Applied Research with the Colorado State University Research Foundation. He also serves as the Woodward Professor of Systems Engineering at Colorado State University’s College of Engineering. In addition, he serves as Special Assistant to the University’s Vice President for Research. From August 2005 to August 2007, Dr. Sega served as Under Secretary for the U.S. Air Force. In that capacity, he oversaw the recruiting, training and equipping of approximately 700,000 people and a budget of approximately $110 billion. Designated the Department of Defense Executive Agent for Space, Dr. Sega developed, coordinated and integrated plans and programs for space systems of all Department of Defense space major defense acquisition programs. From August 2001 until July 2005, Dr. Sega was Director of Defense Research and Engineering, Office of the Secretary of Defense. Dr. Sega worked for NASA from 1990 until 1996 and made two shuttle flights during his career as an astronaut. Dr. Sega received a B.S. in mathematics and physics from the United States Air Force Academy in 1974, a master of science degree in physics from The Ohio State University in 1975, and a doctorate in electrical engineering from the University of Colorado at Boulder in 1982.
     Dennis L. Yakobson, Director and Chairman of the Board—Mr. Yakobson has served as a director of Rentech and Chairman of the Board since 1983 and is one of the founders. In December 2005, he resigned from his position as Chief Executive Officer and currently serves as the Chairman. He was employed as Vice President of Administration and Finance of Nova Petroleum Corporation, Denver, Colorado, from 1981 to 1983. From 1979 to 1983, he served as a Director and Secretary of Nova Petroleum Corporation, Denver, Colorado. He resigned from those positions in November 1983 to become a Director and assume the presidency of Rentech. From 1976 to 1981 he served as a Director, Secretary and Treasurer of Power Resources Corporation, Denver, a mineral exploration company, and was employed by it as Vice President-Land. From 1975 to 1976 he was employed by Wyoming Mineral Corporation in Denver as a contract administrator. From 1971 through 1975 he was employed by Martin Marietta Corporation, Denver, as marketing engineer in space systems. From 1969 to 1971 he was employed by Martin Marietta in a similar position. From 1960 to 1969 he was employed by Grumman Aerospace Corporation, his final position with it being contract administrator with responsibility for negotiation of prime contracts with governmental agencies. He is a Director of GTL Energy Pty Ltd., a private company based in Adelaide, Australia. He received a Bachelor of Science degree in Civil Engineering from Cornell University in 1959 and a Masters in Business Administration degree from Adelphi University in 1963.
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
     Halbert S. Washburn, Director—Mr. Washburn was appointed as a director of Rentech in December 2005. Mr. Washburn has over 20 years of experience in the energy industry. Mr. Washburn has been the Co-Chief Executive Officer and a Director of BreitBurn GP, LLC, the general partner of BreitBurn Energy Partners L.P. (NASDAQ: BBEP), since August 2006. He is also the co-founder and has been the Co-Chief Executive Officer of BreitBurn Energy Company LP and its predecessors since 1988. Mr. Washburn is responsible for BreitBurn’s oil and gas operations and co-manages BreitBurn’s acquisition and capital formation activities. Mr. Washburn currently serves on the Executive Committee of the Board of Directors of the California Independent Petroleum Association. He also served as Chairman of the Stanford University Petroleum Investments Committee and as Secretary and Chairman of the Wildcat Committee. Mr. Washburn holds a Bachelor of Science degree in Petroleum Engineering from Stanford University.
Information Regarding Directors with Terms Expiring in 2010:
     Michael F. Ray, Director—Mr. Ray was appointed as a member of our Board of Directors in May 2005. Mr. Ray founded and has served as President of ThioSolv, LLC since 2001. ThioSolv, LLC is in the business of developing and licensing technology. Mr. Ray is also a partner of GBTX Leasing, LLC, a rail car leasing company. From 1995 to 2001, Mr. Ray served as Vice President of Business

Development for Coastal Catalyst and Chemicals Division. Mr. Ray worked for Coastal Chem, Inc. as President from 1990 to 1995 and Vice President of Corporate Development and Administration from 1986 to 1990. From 1985 to 1986, Mr. Ray served as Vice President of Carbon Dioxide Marketing. Mr. Ray worked for Liquid Carbonic Corporation as Regional Operations Manager from 1981 to 1985 and Plant Manager from 1980 to 1981. Mr. Ray received his Bachelor of Science in Industrial Technology from Western Washington University and his Masters of Business Administration from Houston Baptist University. Mr. Ray previously served as a member of the Board of Directors of Coastal Chem, Inc., Cheyenne LEADS and Wyoming Heritage Society. Mr. Ray also served on the Nitrogen Fertilizer Industry Ad Hoc Committee, the University of Wyoming EPSCOR Steering Committee and the Wyoming Governor’s committee for evaluating state employee compensation.
     Edward M. Stern, Director—Mr. Stern was appointed as a member of our Board of Directors in December 2006. Since 2004, Mr. Stern has served as the President and Chief Executive Officer of Neptune Regional Transmission System, LLC, a company which developed, constructed and now operates a 660 MW undersea electric transmission system that interconnects Sayreville, New Jersey with Long Island, New York. Mr. Stern is also leading the development of several other large transmission and renewable energy projects. From 1991 through 2004, Mr. Stern was employed by Enel North America, Inc. (a subsidiary of Enel SpA, an Italian electric utility company) and its predecessor, CHI Energy, Inc., an energy company which owned or operated nearly one hundred power plants in seven countries, specializing in renewable energy technologies including hydroelectric projects and wind farms. While at Enel North America, Inc. and CHI Energy, Inc., Mr. Stern served as General Counsel and, commencing in 1999, as President, Director and Chief Executive Officer. Mr. Stern currently serves on the Board of Directors of Energy Photovoltaics, Inc., a Princeton, NJ based manufacturer of solar energy products and systems, Capital Access Network, Inc., a small business lender, and serves on the Advisory Board of Starwood Energy Group Global, LLC, a private equity firm specializing in energy and infrastructure investments. Mr. Stern received B.A., J.D. and M.B.A. degrees from Boston University and is a member of the Massachusetts Bar and the Federal Energy Bar.
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
     I. Merrick Kerr, Chief Financial Officer and Executive Vice President—Mr. Kerr was appointed our Chief Financial Officer, Executive Vice President and Treasurer in May 2006. Mr. Kerr was employed by Scottish Power PLC from 1992 through October 2005 where he progressed through the company in both financial and commercial roles, culminating in his appointment as Chief Financial Officer of PPM Energy, a non-utility subsidiary of Scottish Power based in Portland, OR, in 2001. Mr. Kerr has a bachelor’s degree in accountancy and economics from the University of Edinburgh and is a member of the Institute of Chartered Accountants of Scotland.
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
     The charter of our Audit Committee is available on the Corporate Governance section of our website at http://www.rentechinc.com. The Board of Directors regularly reviews developments in corporate governance and modifies the charter as warranted. Modifications are reflected on our website at the address previously given. Information contained on our website is not incorporated into and does not constitute a part of the Original 10-K or this Amendment. Our website address referenced above is intended to be an inactive textual reference only and not an active hyperlink to the website.
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
     The Audit Committee currently consists of Mr. Burke, Mr. Washburn and Dr. Tiepel. The Board of Directors has determined that Mr. Burke, the Chairman of the Audit Committee, qualifies as an “audit committee financial expert” as defined by the rules of the Securities and Exchange Commission.
Section 16(A) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Rentech’s executive officers and directors, and persons who own more than ten percent of a registered class of Rentech’s equity securities (collectively, “Insiders”), to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (the “SEC”). Insiders are required by SEC regulations to furnish Rentech with copies of all Section 16(a) forms they file. To Rentech’s knowledge, based solely on its review of the copies of such reports furnished to Rentech or written representations from certain Insiders that they were not required to file a Form 5 to report previously unreported ownership or changes in ownership, we believe that, during our fiscal year ending September 30, 2007, the Insiders complied with all such filing requirements.
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

ITEM 11. EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
Compensation Program Objectives and Executive Summary
Rentech’s goal is to commercialize its proprietary technology for the production of ultra clean synthetic fuels and chemicals. We plan to achieve this by first demonstrating our technology in a small scale Product Demonstration Unit, or PDU, and then in a single full scale commercial reactor. We believe the successful commercialization of our technology should result in a significant number of opportunities to have our technology deployed in ultra clean synthetic fuel and chemical plants both domestically and internationally. We expect to have our technology deployed in projects where Rentech owns equity as well as where Rentech is simply a technology licensor. We expect that successful commercialization of our technology will enable Rentech to significantly increase its market capitalization and result in a very substantial increase in business complexity.
The key operational goals to achieve our overall goal presently include completing the PDU, completing the development and design of the site in Adams County, Mississippi for our first commercial scale reactor, producing fuels and chemicals that meet customer requirements, entering into contracts for the sale of those products, maximizing the value from our nitrogen fertilizer plant in East Dubuque, Illinois through improved product mix and plant reliability, securing the financing necessary for our first full commercial scale reactor and then building our first commercial scale reactor.
We have focused on building an experienced management team that is capable of managing the company through a period of growth in order to meet our goals. We believe it is important for us to maintain continuity in our senior management team during this period. We have made it a policy to hire executives who are not only highly qualified for their position at our current size, but who also have the skills we believe to be necessary to perform their roles at the same high standard in a company that is significantly greater in size and complexity. We believe that the team that we have assembled is capable of delivering on our goals.
In fiscal year 2007, we compared the pay levels of our executive positions to those in a selected group of peer companies set forth in more detail below. Our base salaries were at or near the median of our peers. Our target total cash compensation was above the peer group median by about 20%. Our long-term incentives were not tied as closely to the performance of the company and shareholder returns as some in the peer group. As a result, other than the hire-on grant to Mr. Penning in January 2007 and stock option grants made to our other named executive officers in July of 2006 which were intended to cover the 15 month period through the end of fiscal year 2007, we made no long-term incentive grants to our executive officers during fiscal 2007 while we worked on developing a new long term incentive plan designed to more closely align management’s compensation with the performance of the company over the long term.
We believe that in our marketplace for talent, our base salaries are competitive, because they are in line with the median of that paid by our peer companies. Our annual cash bonuses are structured to provide short term incentives that place a focus on specific, defined business objectives for the company over the year. The results of the company as compared to the business objectives for 2007 were mixed, but given the challenges that faced the company in 2007 the performance was in line with and in some cases better than that of many peer companies. The Compensation Committee of our Board of Directors has been working on a new long-term incentive plan that we expect will go into effect during fiscal year 2008. The new plan is expected to place a strong emphasis on retention and on both relative and absolute stock price performance. It is anticipated that the performance elements will pay nothing for 25th percentile performance but offer an opportunity for pay at the 75th percentile for 75th percentile and above performance with a sliding scale for performance in between those benchmarks.
Our focus is on providing a market-level salary for our executives with the opportunity to exceed market levels if short- and long-term performance exceeds expectations. The total compensation package for fiscal year 2008 is expected to pay our executives at the median level of the market for average performance, with compensation approaching the 75th percentile of the market for exceptional performance.

Independent Compensation Consultant
In July 2007, the Compensation Committee retained an independent compensation consultant, Watson Wyatt Worldwide (“Watson Wyatt”), to assist it in evaluating our current executive compensation programs and in developing programs to meet our needs going forward. The Compensation Committee was ultimately responsible for selecting the consultant, determining the scope of any work done and negotiating and approving fees for such work. Management provided input on each of these items as requested by the Committee.
Peer Group Generation and Benchmarking Results
When originally assembling the current management team, the Compensation Committee gathered information independently with the assistance of a compensation consultant, on executives in comparable positions in energy companies of between $100 million and $500 million in market capitalization. This information was used as a benchmark in making the original salary, incentive and equity awards to the existing executive team as documented in the existing employment contracts. Mr. Morris does not have an employment contract, but a similar process was followed in his hiring and offer process.
In 2007, Watson Wyatt worked with the Compensation Committee and Rentech management to develop an updated group of peer companies to which Rentech’s current executive compensation programs could be compared. The list was created targeting companies (a) in the alternative energy and/or fertilizer industry and (b) with a market capitalization of about $500 million, slightly larger than our market capitalization at the time. We believe this is a group that represents the type of companies for which we may compete for executive talent and who we therefore want to be competitive with in terms of compensation. The original peer group was constructed by Watson Wyatt. Rentech management reviewed the list and made a few suggested modifications, which were reviewed by Watson Wyatt. The final group of companies was submitted for review and approval to the Compensation Committee, and consisted of the following:

•	AVENTINE RENEWABLE ENERGY

•	HEADWATERS INC

•	VERASUN ENERGY CORP

•	US BIOENERGY CORP

•	MGP INGREDIENTS INC

•	PACIFIC ETHANOL INC

•	ENERGY CONVERSION DEV

•	FUEL TECH INC

•	BALLARD POWER SYSTEMS INC

•	EVERGREEN ENERGY INC

•	FUELCELL ENERGY INC

•	METHANEX CORP

•	TERRA INDUSTRIES INC
Methanex and Terra Industries were judged to be too large for proper comparison of compensation, and were removed from the analysis for the purposes of making judgments on compensation. However, these are considered good industry peers and are included in the peer group for comparisons of company stock price performance.
In mid-2007, data were gathered from these peer companies, as well as from published survey data from major compensation survey providers (including Watson Wyatt), on various elements of executive compensation including base salaries, total cash compensation, long-term incentives and total direct compensation.
Rentech’s base salaries were found to be at or near the median of the market data gathered, exceeding the 50th percentile of the data by 3% on average for our named executive officers (“NEOs”). Our target total cash compensation was higher than the median of the market data, on average about 23% above the 50th percentile of market data gathered for our NEOs. We made stock option grants to our NEOs in July 2006 with a three year vesting schedule which were designed to cover the 15 month period until the end of fiscal year 2007. We made few other equity grants in FY 2007. A comparison of our long-term incentives (“LTIs”) and total direct compensation (base, bonus, and LTI), including annualized grant values from 2006 and part of sign-on equity, was generally between the 60th and 75th percentiles of the market. We concluded from this that our base salaries and short-term incentives are well positioned to attract and retain the type of management team that we believe is necessary to successfully implement our commercialization strategy. However, we determined that our long-term incentive plan could be improved by more closely aligning the performance of the company and the return to shareholders with management’s compensation. To that end we have been developing a new LTI plan.
Core Components of Executive Compensation
Base Salary
Base salaries for the executive officers at Rentech were generally set during the hiring process for the executives in late 2005 and early 2006. The Board considered data on executives in comparable positions at other publicly traded companies within the energy industry when making offers to the current team of executives and, with the exception of Mr. Morris, the terms of these negotiations are documented in written employment contracts. Each of these employment contracts provides for an automatic increase in base salary equal to the change in the Consumer Price Index for all Urban Consumers on a year-over-year, August to August, basis. Salary increases for fiscal year 2007 based on the Consumer Price Index for Messrs. Ramsbottom, Kerr, Miller and Morris were 3.8%.
For Messrs. Kerr and Morris, a performance evaluation was completed a short time after their date of hire, and they were slotted into the general increase guidelines as applied to all Rentech employees, which allowed for merit increases of between 0% and 5%. Mr. Kerr received an increase of 3.5% based on this performance evaluation. Mr. Morris received an increase of 5.0% based on this performance evaluation. The Board may provide additional merit increases to the base salary of the company’s executives at its discretion. No such adjustments were made in the prior year.
Annual Bonus
Rentech maintains an annual incentive plan for its executive officers. Successful completion of the short-term objectives of the company are critical in achieving the planned level of growth, but are not yet necessarily reflected in traditional incentive plan targets such as revenue or financial growth metrics. The annual incentive plan is designed to reward our executives for successfully taking the immediate needed steps toward the long term success of the company. The target bonus for the CEO in his employment agreement is set at 100% of his base salary. The targets for the other NEOs in their employment agreements or arrangements are set at 50% of their respective base salaries.
Prior to the beginning of each fiscal year, the CEO and other senior officers develop a series of broad business-related objectives for the upcoming fiscal year. This plan is then reviewed by the Board, which provides substantial input and revisions, and sets the goals for the year. The ultimate decision on objectives is made by the Board. These goals are then widely distributed among eligible participants.
At the end of the year, the CEO develops a “scorecard” of recommendations for each of his direct reports based on their performance on the goals set by the Board, with each goal ranked on a scale from zero (did not meet) to two (exceptional performance). This scorecard is reviewed by the Compensation Committee and the Board, and modified as appropriate in their discretion. Final bonus payments for the CEO and the other executives are determined based on company performance on goals over which they exert some level of control, as determined by the CEO and the Compensation Committee and the Board, and

ranges from 0% of target to 200% of target depending on performance. The ultimate decision on executive bonuses is made by the Compensation Committee and the Board.
In fiscal 2007, we had the following goals and results:
1.	Close financing on the East Dubuque Conversion Project – The financing for the proposed East Dubuque conversion project was not closed during the goal period, however, there was a significant change in the relative economics of proceeding with this project as compared to continuing to operate the existing nitrogen fertilizer plant as is during the period and the Board determined to postpone the project for this reason and the reasons previously discussed in our public filings with the Securities and Exchange Commission.

2.	PDU completion – The PDU was not completed during the goal period, however there were many challenges during the period, including weather delays in the Denver area, shortages of skilled labor, problems with critical equipment purchased from third party vendors and some design changes due to poor original design, that we believe we have now addressed and we are on track for producing first fuel at the PDU by spring 2008.

3.	Natchez Project progress – We executed strongly in this area during the goal period including taking control over a larger and better suited site and entering into a long term contract for the sale of the Carbon Dioxide to be produced at the site.

4.	Coal Supply and Equity Option Agreements for East Dubuque Conversion Project – We successfully negotiated these critical agreements.

5.	Rentech brand / positioning – We made progress on this goal by highlighting that our technology can convert more than just coal into synthetic fuels and chemicals.

6.	Break ground at East Dubuque – We did not break ground at East Dubuque during the goal period for the reasons described in item 1 above.

7.	Corporate financing goals – We achieved our goals in this area with a successful Secondary Offering of approximately $54.9 million during the goal period.

8.	Development of long-term strategic focus – We completed a detailed business strategy incorporating a 10-year business plan during the goal period.

9.	Management team development –The management team was completed during the period with the hiring of an Executive Vice President for Commercial Affairs and a Senior Vice President for Government Affairs and Communications.

10.	Development of at least 5 new patents – We exceeded this goal by filing 10 patent applications during the goal period.

11.	Development of commercial agreements – We continued to work on developing agreements to commercialize our technology but did not enter into a major agreement during the period.
Determination of the level of achievement of these goals is largely at the discretion of the CEO and ultimately the Compensation Committee and the Board for the CEO’s direct reports and completely at the discretion of the Compensation Committee and the Board for the CEO. While not all of the goals were achieved in the period, many of the goals were. Management faced significant challenges in 2007 which inhibited some of the Company’s plans and presented opportunities for changes in the Company’s plans, such as the shift in focus from the East Dubuque conversion project to the Natchez project. As a result of Rentech’s performance in fiscal year 2007 on these goals, Mr. Ramsbottom received 120% of his target bonus, Mr. Kerr received 110% of his target bonus, Mr. Miller received 65% of his target bonus, Mr. Morris received 120% of his target bonus, and Mr. Penning received 100% of his target bonus on a prorated basis.
The specific goals for the Company in fiscal year 2008 are along similar lines to those disclosed for 2007. The Board feels that the goals set are challenging, and appropriately calibrated to require a high level of performance in FY 2008 from Rentech’s executive group. While some of the goals consist of proprietary information that may hurt the performance of Rentech in the marketplace were they disclosed, following is an overview of some of the goals: (1) development of our plans for our first commercial scale reactor, currently planned at the Natchez site; (2) completion and successful operation of the PDU by the Spring of 2008; (3) partnership and offtake agreements to support our Natchez project; (4) building out of our brand and greater awareness in the market of the positive environmental impacts of our technology; (5) continued strong safety record at our facilities; (6) certification of our product for the market; (7) development of certain commercial opportunities; and (8) certain financial performance levels at our nitrogen fertilizer plant.

Long Term Incentives
Historically, Rentech has granted both restricted stock units and option awards to its executives. Restricted stock units were made at or around the date of hire for each of the executives at Rentech. An award of stock options was made on July 16, 2006, which was intended to cover 15 months of performance for Rentech executives. Mr. Penning received a grant of restricted stock units on January 22, 2007. No other equity awards were made to Rentech’s NEOs in fiscal year 2007.
From the latter part of 2007 to date, the Compensation Committee has been working with Watson Wyatt to design a new long-term incentive plan for awards to be made in 2008. The Compensation Committee intends to strike a good balance between retention, equity ownership and performance with its new design. The plan is expected to have several elements including time-based restricted stock units and performance shares. The goals set for the performance share plan are expected to provide for maximum payout only if the Company has relative performance at or above the 75th percentile of other companies in the industry and a significant absolute share price increase. The performance-based elements of the plan are expected to provide for no payout at all for performance at or below the 25th percentile of the peer group and an absolute share price increase below a threshold.
The Board feels that the rewards provided to the executives for such performance should adequately compensate them for the efforts required to achieve these goals and better align their incentives with shareholder returns.
Management Stock Purchase Plan (MSPP). The Compensation Committee and the Board also anticipate implementing a program under which NEOs would be required to use a portion of any annual incentive bonus received to purchase shares of Company stock. The Company would then match the deferral, on a dollar-for-dollar basis, in shares of restricted stock, with cliff vesting at the end of three years, only if the stock is not sold in the intervening time. Executives would be able to choose to defer additional funds into the plan, but no additional matching would be available. The Board believes that this would promote ownership of company stock among the executive group, increasing their personal investments into the Company and rewarding the participants as the shareholders are rewarded.
Benefits and Perquisites
As part of the compensation package, Rentech provides its executives with a car allowance, a financial advisor as well as other benefits such as health insurance and a 401(k) matching program at levels comparable to those provided to employees at other levels in the organization. Mr. Penning also receives a housing allowance as part of a relocation package related to his move from Illinois to Los Angeles, California to join the Company. The Compensation Committee does not feel that perquisites should play an important role in the compensation of our executives, but also feels that the benefits described above are reasonable and in line with those provided to management level employees.
Employment Contracts
Rentech has entered into employment agreements with Messrs. Ramsbottom, Kerr, Miller and Penning. The industry in which we operate is very volatile and acquisitive, and we feel that these contracts provide our executive team with an adequate level of security in their roles in such an environment. Generally speaking, the employment agreements provide our executives with one year’s base salary (two years’ for Mr. Ramsbottom) and one year’s target bonus in severance in the event that their employment is terminated without cause. See the Summary Compensation Table and discussions below for more details on these agreements. The contracts also provide for accelerated vesting of any sign-on equity granted, as well as 18 months of company-paid medical coverage in certain situations. Though he does not have a contract, and therefore no contractual severance provisions, the sign-on equity grant for Mr. Morris would vest in similar circumstances.
Further, in the event of a change in control of the Company, all outstanding option awards would immediately become vested and exercisable. The employment contracts also provide gross-up protection against potential liabilities under IRC Sections 280G and 4999, though none of the executives currently exceed their statutory safe harbor limits under these provisions.
Compensation Committee Report
     The Compensation Committee of the Board of Directors has reviewed and discussed with management the foregoing Compensation Discussion and Analysis and, based on such review and discussion, the Compensation Committee determined that the Compensation Discussion and Analysis should be included in this report.

Michael F. Ray, Chairman Erich W. Tiepel Halbert S. Washburn
Summary Compensation Table
     The following table sets forth information concerning total NEO compensation for fiscal 2007, as proscribed by the new SEC guidelines, on a GAAP basis. These amounts combine both compensation earned and paid in fiscal 2007 with compensation awarded or earned relative to prior years, but expensed this year.

						Non-	Change in
						Equity	Pension
						Incentive	Value and
						Plan	Deferred	All Other
				Stock	Option	Compen-	Compen-	Compen-
		Salary	Bonus	Awards	Awards	sation	sation	sation	Total
Name and Principal Position	Year	($)	($) (1)	($) (2)	($)	($)	($)	($) (3)	($)

D. Hunt Ramsbottom	2007	$384,100	$470,150	$742,500	—	—	—	$28,022	$1,624,772
Chief Executive Officer

I. Merrick Kerr	2007	$278,280	$162,900	$487,500	—	—	—	$38,398	$967,078
Chief Financial Officer

Douglas M. Miller	2007	$311,400	$103,200	$618,750	—	—	—	$33,803	$1,067,153
Chief Operating Officer

Colin M. Morris	2007	$204,925	$127,500	$216,000	—	—	—	$26,661	$575,086
General Counsel

Richard T. Penning	2007	$188,727	$116,350 (4)	$364,260	—	—	—	$111,044	$780,381
Executive Vice President —Commercial Affairs

(1)	The fiscal 2007 bonus was awarded in December 2007 and is payable 80% in cash with the remaining 20% being withheld to potentially purchase shares of Company stock. The Compensation Committee and the Board anticipate implementing a program under which NEOs would be required to use a portion of any annual incentive bonus received to purchase shares of Company stock. For a further discussion, refer to the Management Stock Purchase Plan above.

(2)	Amounts reflect the amounts recognized for financial statement reporting purposes in fiscal year 2007, calculated in accordance with Statement of Financial Accounting Standards No. 123(R) Share-Based Payment (“SFAS No. 123(R)”).

See Note 15 — Accounting for Stock Based Compensation in Rentech’s 2007 Form 10-K for an explanation of the valuation model assumptions used.

(3)	All Other Compensation includes 401(k) matching contributions of $10,398, $14,553 and $1,661 for Messrs. Kerr, Miller and Morris and legal fee reimbursement of $5,798 for Mr. Penning related to his employment agreement. All Other Compensation also includes perquisites valued at the aggregate incremental cost to Rentech consisting of car allowance, relocation expenses and financial and tax planning services paid by the Company.

(4)	Amount includes a commencement bonus of $15,000. The commencement bonus was not subject to the apportionment described in Note 1.
Perquisites

	Auto	Relocation	Financial &
Name	Allowance	Expenses	Tax Planning	Total
D. Hunt Ramsbottom	$12,000	—	$16,022	$28,022
I. Merrick Kerr	$12,000	—	$16,000	$28,000
Douglas M. Miller	$12,000	—	$7,250	$19,250
Colin M. Morris	$9,000	—	$16,000	$25,000
Richard T. Penning	$8,545	$96,701	—	$105,246
Grants of Plan-Based Awards
     The following table sets forth information with respect to the NEOs concerning the grant of plan-based awards during the last fiscal year. All the plan-based awards were granted at the fair market value on the date of grant.

All Other
									All Other	Option
			Estimated Future			Estimated Future			Stock	Awards:	Exercise or
			Payouts Under			Payouts Under			Awards:	Number of	Base Price of	Grant
		Equity or	Non-Equity Incentive Plan Awards			Equity Incentive Plan Awards			Number of	Securities	Option	Date
	Grant	Non-Equity	Threshold	Target	Maximum	Threshold	Target	Maximum	Shares of	Underlying	Awards	Fair Value
Name	Date	Award	($)	($)	($)	(#)	(#)	(#)	Stock or Units (#)	Options (#)	($/Sh)	($) (1)

D. Hunt Ramsbottom	—	—	—	—	—	—	—	—	—	—	—	—
I. Merrick Kerr	—	—	—	—	—	—	—	—	—	—	—	—
Douglas M. Miller	—	—	—	—	—	—	—	—	—	—	—	—
Colin M. Morris	—	—	—	—	—	—	—	—	—	—	—	—
Richard T. Penning (2)	1/22/2007	Equity	—	—	—	—	—	—	275,000	—	—	$1,028,500

(1)	See Note 15 — Accounting for Stock Based Compensation in Rentech’s 2007 Form 10-K for an explanation of the valuation model assumptions used to value stock awards under SFAS No. 123(R).

(2)	The restricted stock units granted to Mr. Penning vest over a three-year period such that one-third will vest on each one year, two year and three year anniversary of the vesting commencement date of January 15, 2007.
Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table
     For a narrative description of fiscal year 2007 salaries, bonuses and equity-based awards, please see the sections entitled “Compensation Discussion and Analysis” and “Employment Contracts”.

Outstanding Equity Awards at Fiscal Year End
     The following table sets forth information with respect to the NEOs, concerning the outstanding equity awards as of September 30, 2007.

	Option Awards					Stock Awards
			Equity					Equity
			Incentive					Incentive	Equity Incentive
			Plan Awards:				Market	Plan Awards:	Plan Awards:
	Number of	Number of	Number of			Number	Value	Number of	Market or
	Securities	Securities	Securities			of Shares or	of Shares or	Unearned	Payout
	Underlying	Underlying	Underlying			Units of	Units of	Shares, Units	Value of Unearned
	Unexercised	Unexercised	Unexercised	Option	Option	Stock	Stock	or	Shares, Units or
	Options	Options	Unearned	Exercise	Expiration	that have not	that have not	Other Rights	Other Rights
	(#)	(#)	Options	Price	Date	Vested	Vested	that have not	that have not
Name	Exercisable	Unexercisable	(#)	($)	($)	(#)	($) (1)	Vested (#)	Vested ($)	Notes

D. Hunt Ramsbotton	83,333	166,667	—	$4.15	7/13/2016	—	—	—	—	(2)
	—	—	787,500	$1.82	8/4/2010	—	—	—	—	(3)
	—	—	—	—	—	300,000	$648,000	—	—	(4)
I. Merrick Kerr	25,000	50,000	—	$4.15	7/13/2016	—	—	—	—	(2)
	—	—	—	—	—	216,667	$468,000	—	—	(5)
Douglas M. Miller	43,333	86,667	—	$4.15	7/13/2016	—	—	—	—	(2)
	—	—	—	—	—	250,000	$540,000	—	—	(6)
Colin M. Morris	25,000	50,000	—	$4.15	7/13/2016	—	—	—	—	(2)
	—	—	—	—	—	100,000	$216,000	—	—	(7)
Richard T. Penning	—	—	—	—	—	275,000	$594,000	—	—	(8)

(1)	Calculated based on the $2.16 closing price of Rentech’s common stock on September 28, 2007.

(2)	Represents an option award granted on July 14, 2006, which vests in three equal annual installments starting on the first anniversary of the grant date. The award will be fully vested on July 14, 2009.

(3)	Represents a warrant held by East Cliff Advisors, LLC, an entity affiliated with Mr. Ramsbottom. The warrant will vest when Rentech’s stock price reaches $5.25 or higher for twelve consecutive trading days.

(4)	Represents a restricted stock unit award which will vest in two equal annual installments on December 15, 2007 and December 15, 2008.

(5)	Represents a restricted stock unit award which will vest in two equal annual installments on May 15, 2008 and May 15, 2009.

(6)	Represents a restricted stock unit award which will vest in two equal annual installments on January 20, 2008 and January 20, 2009.

(7)	Represents a restricted stock unit award which will vest in two equal annual installments on June 5, 2008 and June 5, 2009.

(8)	Represents a restricted stock unit award which will vest in three equal annual installments on January 15, 2008, January 15, 2009 and January 15, 2010.

Option Exercises and Stock Vested
     The following table sets forth information with respect to the NEOs, concerning the option exercises and stock vested during the fiscal year ended September 30, 2007.

	Option Awards		Stock Awards
	Number of	Value	Number of	Value
	Shares Acquired	Realized	Shares Acquired	Realized
	on Exercise	on Exercise	on Vesting	on Vesting
Name	(#)	($)	(#)	($) (1)
D. Hunt Ramsbotton	—	—	150,000	$571,500
I. Merrick Kerr	—	—	108,333	$246,999
Douglas M. Miller	—	—	125,000	$476,250
Colin M. Morris	—	—	50,000	$141,500
Richard T. Penning	—	—	—	—

(1)	Value Realized on Vesting represents the amount equal to the closing market price of the shares on the date of vesting multiplied by the number of shares that vested pursuant to restricted stock units.
Potential Payments upon Termination or Change-in-Control
     The employment agreements of Messrs. Ramsbottom, Kerr, Miller and Penning provide for severance payments upon termination without cause, non-renewal of the executive’s employment agreement and the executive’s resignation for good reason. The employment agreements also provide for payments upon a termination without cause and executive’s resignation for good reason upon a change in control at the Company. In addition, the restricted stock unit agreements of Messrs. Ramsbottom, Kerr, Miller, Morris and Penning provide for accelerated vesting upon the occurrence of the same events. In the event that any severance payments to Messrs. Ramsbottom, Kerr, Miller and Penning are subject to federal excise taxes under the “golden parachute” provisions of the tax code, Rentech is required to pay the executives a gross-up for any such excise taxes plus any excise, income or payroll taxes owed on the payment of the gross-up for the excise taxes. No severance payments or accelerated vesting events are provided if a named executive officer is terminated for cause or resigns without good reason, or if upon an executive’s death or disability.
     The potential payouts and vesting amounts that each of Messrs. Ramsbottom, Kerr, Miller, Morris and Penning would receive upon one of the qualifying termination or change in control events described above, assuming such event occurred on September 30, 2007, are set forth in the tables below. The amounts include the fair value of accelerated restricted stock unit awards valued as of September 30, 2007.
Termination without Cause, for Non-Renewal or for Good Reason as of September 30, 2007

Name	Cash Severance Payments	Acceleration of Restricted Stock Units	Medical Benefits Payments	Gross-up	Total

D. Hunt Ramsbottom (1)	$1,152,300	$648,000	$16,200	—	$1,816,500
I. Merrick Kerr (2)	$417,420	$468,000	$16,200	—	$ 901,620
Douglas M. Miller (2)	$467,100	$540,000	$16,200	—	$1,023,300
Colin M. Morris (3)	—	$216,000	—	—	$ 216,000
Richard T. Penning (4)	$397,500	$594,000	$16,200	—	$1,007,700

(1)	Mr. Ramsbottom’s cash severance payments would equal the sum of (a) two times his annual base salary paid over the one year period after his termination date and (b) a target bonus equal to his annual base salary paid on the date when executive bonuses are paid for the fiscal year in which the termination takes place. Mr. Ramsbottom’s medical benefits would be paid by the Company for 18 months and his restricted stock units scheduled to vest over the next 24 months would accelerate and vest upon termination.

(2)	The executive’s cash severance payments would equal the sum of (a) executive’s annual base salary paid over the one year period after executive’s termination date and (b) a target bonus equal to 50% of executive’s annual base salary paid on the date when executive bonuses are paid for the fiscal year in which the termination takes place. The executive’s medical benefits would be paid by the Company for 18 months and executive’s restricted stock units scheduled to vest over the next 18 months would accelerate and vest upon termination.

(3)	Mr. Morris’s restricted stock units scheduled to vest over the next 18 months would accelerate and vest upon termination.

(4)	Mr. Pennings’s cash severance payments would equal the sum of (a) his annual base salary paid over the one year period after his termination date and (b) a target bonus equal to 50% of his annual base salary paid on the date when executive bonuses are paid for the fiscal year in which the termination takes place. Mr. Penning’s medical benefits would be paid by the Company for 18 months and his restricted stock units scheduled to vest over the next 12 months would accelerate and vest upon termination.
Termination without Cause or for Good Reason upon a Change in Control as of September 30, 2007

Name	Cash Severance Payments	Acceleration of Restricted Stock Units	Medical Benefits Payments	Gross-up	Total

D. Hunt Ramsbottom (1)	$1,238,350	$648,000	—	—	$1,886,350
I. Merrick Kerr (2)	$441,180	$468,000	—	—	$ 909,180
Douglas M. Miller (2)	$467,100	$540,000	—	—	$1,007,100
Colin M. Morris (3)	—	$216,000	—	—	$ 216,000
Richard T. Penning (2)	$397,500	$594,000	—	—	$ 991,500

(1)	Mr. Ramsbottom’s cash severance payments would equal the sum of (a) two times his annual base salary and (b) the higher of (i) his target bonus equal to his annual base salary or (ii) his prior year’s actual bonus. The cash severance payments would be due within ten business days of his termination. All of Mr. Ramsbottom’s restricted stock units would accelerate and vest upon termination.

(2)	The executive’s cash severance payments would equal the sum of (a) executive’s annual base salary and (b) the higher of (i) executive’s target bonus equal to 50% of his annual base salary or (ii) executive’s prior year’s actual bonus. The cash severance payments would be due within ten business days of executive’s termination. All of executive’s restricted stock units would accelerate and vest upon termination.

(3)	All of Mr. Morris’s restricted stock units would accelerate and vest upon termination.
Director Compensation
     The following table sets forth information with respect to the directors, concerning director compensation as of the end of the last fiscal year, as prescribed by the SEC guidelines, on a GAAP basis. These amounts combine both compensation earned and paid in fiscal 2007 with compensation awarded or earned relative to prior years, but expensed this year.

					Change in Pension
	Fees			Non-Equity	Value and
	Earned or			Incentive	Nonqualified
	Paid in	Stock	Option	Plan	Deferred	All Other
	Cash	Awards	Awards	Compensation	Compensation	Compensation	Total
Name	($)	($)	($)	($)	Earnings	($)	($)

Michael S. Burke	$18,253	$21,206	$32,909 (1)	—	—	—	$72,368	(2)
Thomas L. Bury	$17,500	$20,100	$11,173	—	—	—	$48,773	(2)
Ronald C. Butz	$10,000	$20,100	$11,173	—	—	—	$41,273	(2)
Michael F. Ray	$31,500	$41,306	$20,197	—	—	—	$93,003	(2)
Edward M. Stern	$19,962	$21,206	$49,313 (1)	—	—	—	$90,481	(2)
Erich W. Tiepel	$28,000	$41,306	$20,197	—	—	—	$89,503	(2)
Halbert S. Washburn	$28,000	$41,306	$20,197	—	—	—	$89,503	(2)
Dennis L. Yakobson	$35,000	$41,306	$20,197	—	—	—	$96,503	(2)

(1)	The amounts include the fair value of options granted to the individual upon their appointment to service on the Board. The amounts reflect the amounts recognized for financial statement reporting purposes in fiscal year 2007, calculated in accordance with Statement of Financial Accounting Standards No. 123(R) Share-Based Payment (“SFAS No. 123(R)”). See Note 15 — Accounting for Stock Based Compensation in Rentech’s 2007 Form 10-K for an explanation of the valuation model assumptions used.

(2)	The aggregate number of stock awards and the aggregated number of option awards outstanding as of September 30, 2007 for directors are:

	Unvested	Unexercised
	Stock	Option
Director	Awards	Awards
Michael S. Burke	7,500	35,000
Thomas L. Bury	—	40,000
Ronald C. Butz	—	— (a)
Michael F. Ray	7,500	70,000
Edward M. Stern	7,500	35,000
Erich W. Tiepel	7,500	130,000
Halbert S. Washburn	7,500	50,000
Dennis L. Yakobson	7,500	30,000 (b)

(a)	Excluded from the aggregate number of option awards outstanding are 320,000 options awarded in fiscal 2005 pursuant to Mr. Butz’s employment termination agreement.

(b)	Excluded from the aggregate number of option awards outstanding are 510,000 options awarded in fiscal 2005 pursuant to Mr. Yakobson’s employment termination agreement.
     Directors who are employees of Rentech do not receive additional compensation for their services. Effective April 2006, the compensation plan for nonemployee directors provides for an annual retainer of $20,000 to be paid quarterly to each outside director. Additional cash compensation is provided for participation in committees of the Board, up to a maximum of $15,000 per year for all committee work. The Chairman of the Board and the Chairman of the Audit Committee receive $15,000 per year; the Chairman of the Compensation and the Chairman of the Nominating Committee receive $7,500 per year; and regular committee members receive $4,000 per year. Directors are reimbursed for reasonable out-of-pocket expenses incurred in their capacity as directors. No additional cash fees are paid to directors for attendance at Board or committee meetings.
     Each new nonemployee member of the Board is granted a five-year, fully-vested option to purchase 20,000 shares of the Company’s common stock at the fair market value of the Company’s common stock on the date of grant, as determined in accordance with the Company’s 2006 Incentive Award Plan (the “Incentive Plan”). Each outside director serving immediately following the Company’s annual meeting of shareholders shall also be granted the number of shares of restricted Company common stock obtained by dividing $40,000 by the fair market value of the Company’s common stock on the date of grant, as determined in accordance with the Incentive Plan, rounded up to the nearest 100 shares. The restricted stock awards will vest in four equal installments on the last day of each of the Company’s first four fiscal quarters following the date of grant, subject to the director’s continued Board service through each such date. Each nonemployee director serving immediately following the Company’s annual meeting of shareholders shall also be granted a stock option with a six-year term to purchase 15,000 shares of the Company’s common stock at an exercise price equal to the fair market value of a share of the Company’s common stock on the date of grant, determined in accordance with the Incentive Plan. The stock option will vest in a single installment on the one year anniversary of the date of grant, subject to the director’s continued Board service through such date.

Employment Contracts
     Executive officers generally are elected at the annual director meeting immediately following the annual shareholder meeting. Any officer or agent elected or appointed by the Board of Directors may be removed by the Board whenever in its judgment our best interests will be served thereby, without prejudice to contractual rights, if any, of the person so removed.
     We have entered into employment agreements with certain of our named executive officers including, Messrs. Rambsbottom, Miller, Kerr and Penning which are described below. In addition, on September 30, 2005 we entered into a retirement arrangement with Mr. Yakobson (see “Certain Relationships and Related Party Transactions”).
On January 20, 2006, we entered into an employment agreement with D. Hunt Ramsbottom to serve as the Chief Executive Officer and President of Rentech. The term of the employment agreement is for three years from December 15, 2005, subject to automatic renewal unless we or Mr. Ramsbottom give prior notice. The agreement provides for base compensation of $370,000 per year, subject to annual cost of living adjustments, provides Mr. Ramsbottom with the opportunity to earn an annual cash bonus, and provides for his participation in our standard benefit programs and the reimbursement of specified expenses. Also in connection with the agreement, we agreed to grant Mr. Ramsbottom 450,000 restricted stock units that are to be settled in shares of common stock of Rentech. These restricted stock units will vest over a three-year period such that one-third will vest on each of Mr. Ramsbottom’s one year, two year and three year anniversary dates of his vesting commencement date of December 15, 2005, subject to partial or complete acceleration under certain circumstances, including termination without cause, termination for good reason or upon a change in control (in each case as defined in the agreement). If Mr. Ramsbottom is terminated without cause, terminates for good reason or we fail to offer to renew this agreement on competitive terms, we will be obligated to pay Mr. Ramsbottom severance including base salary continuation for 24-months, a target bonus for the year of termination equal to his then-applicable base salary, continuation of his health care benefits, and acceleration of the vesting of a portion of the restricted stock unit grant. If a termination entitling Mr. Ramsbottom to severance occurs during the period of three months prior and two years after a change in control, the severance payment will be made in a lump sum, and the bonus component will be increased to the extent the most recent prior actual annual bonus earned by Mr. Ramsbottom exceeded his then applicable annual base salary. Upon a change of control the full restricted stock unit grant will vest. In addition, in the event any federal excise tax is payable with respect to any payment due to Mr. Ramsbottom upon a change in control, we have agreed to pay such excise tax, including a grossup payment. Subject to the severance obligations contained in the agreement, we may terminate Mr. Ramsbottom’s employment at any time. Mr. Ramsbottom also executed a corporate confidentiality and proprietary rights agreement.
     On January 20, 2006, we entered into an employment agreement with Douglas M. Miller to serve as the Chief Operating Officer and an Executive Vice President of Rentech. The term of the employment agreement is for three years from January 20, 2006, subject to automatic renewal unless we or Mr. Miller give prior notice. The agreement provides for base compensation of $300,000 per year, subject to annual cost of living adjustments, provides Mr. Miller with the opportunity to earn an annual cash bonus, and provides for his participation in our standard benefit programs and the reimbursement of specified expenses. Also in connection with the agreement, we agreed to grant Mr. Miller 375,000 restricted stock units that are to be settled in shares of common stock of Rentech. These restricted stock units will vest over a three-year period such that one-third will vest on each of Mr. Miller’s one year, two year and three year anniversary dates of his vesting commencement date of January 20, 2006, subject to partial or complete acceleration under certain circumstances, including termination without cause, termination for good reason or upon a change in control (in each case as defined in the agreement). If Mr. Miller is terminated without cause, terminates for good reason or we fail to offer to renew this agreement on competitive terms, we will be obligated to pay Mr. Miller severance including base salary continuation for 12-months, a target bonus for the year of termination equal to 50% of his then-applicable base salary, continuation of his health care benefits, and acceleration of the vesting of a portion of the restricted stock unit grant. If a termination entitling Mr. Miller to severance occurs during the period of three months prior and two years after a change in control, the severance payment will be made in a lump sum, the bonus component will be increased to the extent the most recent prior actual annual bonus earned by Mr. Miller exceeded his then applicable annual base salary. Upon a change of control the full restricted stock unit grant will vest. In addition, in the event any federal excise tax is payable with respect to any payment due to Mr. Miller upon a change in control, we have agreed to pay such excise tax, including a gross-up payment. Subject to the severance obligations contained in the agreement, we may terminate Mr. Miller’s employment at any time. Mr. Miller also executed a corporate confidentiality and proprietary rights agreement.
     On May 11, 2006, we entered into an employment agreement dated May 15, 2006 with I. Merrick Kerr to serve as Chief Financial Officer and Executive Vice President of Rentech. The term of the employment agreement is for three years from May 15, 2006, subject to automatic renewal unless we or Mr. Kerr give prior notice. The agreement provides for base compensation of $265,000 per year, subject to annual cost of living adjustments, provides Mr. Kerr with the opportunity to earn an annual cash bonus, and provides for his participation in our standard benefit programs and the reimbursement of reasonable business expenses. Also in connection with the agreement, we agreed to pay Mr. Kerr a one-time commencement payment of $30,000 payable within 30 days of May 15, 2006, and to grant Mr. Kerr 325,000 restricted stock units that are to be settled in shares of common stock of Rentech. These restricted stock units will vest over a three-year period such that one-third will vest on each of Mr. Kerr’s one year, two year and three year anniversary dates of his vesting commencement date of May 15, 2006, subject to partial or complete acceleration under certain circumstances, including termination without cause, termination for good reason or upon a change in control (in each case as defined in the agreement). If Mr. Kerr is terminated without cause, terminates for good reason or we fail to offer to renew this agreement on competitive terms, we will be obligated to pay Mr. Kerr severance including base salary continuation for 12-months, a target bonus for the year of termination equal to 50% of his then-applicable base salary, continuation of his health care benefits, and acceleration of the vesting of a portion of the restricted stock unit grant. If a termination entitling Mr. Kerr to severance occurs during the period of three months prior and two years after a change in control, the severance payment will be made in a lump sum, the bonus component will be increased to the extent the most recent prior actual annual bonus earned by Mr. Kerr exceeded his then applicable annual base salary. Upon a change of control the full restricted stock unit grant will vest. In addition, in the event any federal excise tax is payable with respect to any payment due to Mr. Kerr upon a change in control, we have agreed to pay such excise tax, including a gross-up payment. Subject to the severance obligations contained in the agreement, we may terminate Mr. Kerr’s employment at any time. Mr. Kerr has also executed a corporate confidentiality and proprietary rights agreement.
     On January 22, 2007, we entered into an employment agreement with Richard T. Penning to serve as Executive Vice President, Commercial Affairs of Rentech. The term of the employment agreement is for two years from January 15, 2007, subject to automatic renewal unless we or Mr. Penning give prior notice. The agreement provides for base compensation of $265,000 per year, subject to annual cost of living adjustments, provides Mr. Penning with the opportunity to earn an annual cash bonus, and provides for his participation in our standard benefit programs and the reimbursement of reasonable business expenses. We agreed to reimburse Mr. Penning for up to $7,500 for legal fees associated with the review and preparation of his employment agreement. We also agreed to pay for certain costs associated with relocating Mr. Penning to Los Angeles, California, including: (a) the costs of up to two housing search trips; (b) up to $20,000 to move Mr. Penning’s household goods from Illinois to California; (c) reasonable expenses of temporary living in Los Angeles of up to $4,000 per month in rent while Mr. Penning found permanent housing in Los Angeles, as well as travel between Illinois and California; (d) reimbursement for miscellaneous relocation expenses of up to $20,000, as well as a gross-up payment for state and federal taxes; and (e) a housing allowance of $60,000 per year for two years after finding permanent housing in Los Angeles and $48,000 for the third year, in each case paid on a periodic basis with base salary. Also in connection with the agreement, we agreed to pay Mr. Penning a one-time commencement payment of $15,000 and to grant Mr. Penning 275,000 restricted stock units that are to be settled in shares of common stock of Rentech. These restricted stock units will vest over a three-year period such that one-third will vest on each of Mr. Penning’s one year, two year and three year anniversary dates of his vesting commencement date of January 15, 2007, subject to partial or complete acceleration under certain circumstances, including termination without cause, termination for good reason or upon a change in control (in each case as defined in the agreement). If Mr. Penning is terminated without cause, terminates for good reason or we fail to offer to renew this agreement on competitive terms, we will be obligated to pay Mr. Penning severance including base salary continuation for 12-months, a target bonus for the year of termination equal to 50% of his then-applicable base salary, continuation of his health care benefits, and acceleration of the vesting of a portion of the restricted stock unit grant. If a termination entitling Mr. Penning to severance occurs during the period of three months prior and two years after a change in control, the severance payment will be made in a lump sum, the bonus component will be increased to the extent the most recent prior actual annual bonus earned by Mr. Penning exceeded his then applicable annual base salary. Upon a change of control the full restricted stock unit grant will vest. In addition, in the event any federal excise tax is payable with respect to any payment due to Mr. Penning upon a change in control, we have agreed to pay such excise tax, including a gross-up payment. Subject to the severance obligations contained in the agreement, we may terminate Mr. Penning’s employment at any time. Mr. Penning has also executed a corporate confidentiality and proprietary rights agreement.
401(k) Plan
     We have a 401(k) plan. Employees who are at least 21 years of age are eligible to participate in the plan and share in the employer matching contribution. The employer is currently matching 75% of the first 6% of the participant’s salary deferrals. All participants who have completed 1,000 hours of service and who are employed on the last day of the plan year are eligible to share in the non-matching employer contributions. Employer matching and non-matching contributions vest immediately in years in which the plan is not top-heavy. During years in which the plan is top-heavy, employer matching and non-matching contributions vest 100% after three years of service. We contributed $637,000, $348,000 and $183,000 to the plan for the years ended September 30, 2007, 2006, and 2005.
Compensation Committee Interlocks and Insider Participation
     During fiscal year 2007, the following individuals served as members of the Compensation Committee: Michael F. Ray, Erich W. Tiepel and Halbert S. Washburn. None of these individuals has ever served as an officer or employee of the Company or any of its subsidiaries. No executive officer of the Company has served as a director or member of the compensation committee of another entity at which an executive officer of such entity is also a director of the Company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Security Ownership of Certain Beneficial Owners and Management
     The following table sets forth certain information regarding beneficial ownership of Rentech’s common stock as of January 14, 2008 by (i) all persons who own of record or are known to Rentech to beneficially own more than 5% of the issued and outstanding shares of Rentech’s common stock and (ii) each director and named officer named in the tables under “Executive Compensation,” and by all executive officers and directors as a group:

Directors and	Amount and Nature of	Percent of
Executive Officers (1)(2)	Beneficial Ownership(3)	Class
Michael S. Burke	31,250	*
I. Merrick Kerr	102,512	*
Douglas M. Miller	246,086	*
Colin M. Morris	57,067	*
Richard T. Penning	91,667	*
D. Hunt Ramsbottom (4)(5)	2,320,942	1.4%
Michael F. Ray (6)	280,235	*
Ronald M. Sega	20,000	*
Edward M. Stern	41,250	*
Erich W. Tiepel	673,975	*
Halbert S. Washburn	58,250	*
Dennis L. Yakobson (7)	1,334,160	*
All Directors and Executive Officers as a Group (12 persons)	5,257,394	3.1%

Beneficial Owners of	Amount and Nature of	Percent of
More than 5%	Beneficial Ownership	Class
BlackRock, Inc.(8)	24,620,206	14.9%
Wellington Management Company, LLP(9)	16,427,300	10.0%
Asset Managers International Limited(10)	9,626,785	5.8%

*	Less than 1%.
(1)	Except as otherwise noted and subject to applicable community property laws, each shareholder has sole voting and investment power with respect to the shares beneficially owned. The business address of each director and executive officer is c/o Rentech, Inc., 10877 Wilshire Blvd., Suite 710, Los Angeles, CA 90024.
(2)	If a person has the right to acquire shares of common stock subject to options and other convertible securities within 60 days of January 14, 2008, then such shares are deemed outstanding for purposes of computing the percentage ownership of that person, but are not deemed outstanding for purposes of computing the percentage ownership of any other person. The following shares of common stock subject to stock options, warrants, restricted stock units and convertible promissory notes may be acquired within 60 days of January 14, 2008 and are included in the table above:
•	Michael S. Burke—20,000 under options;

•	I. Merrick Kerr—25,000 under options;

•	Douglas M. Miller—125,000 under restricted stock units and 43,333 under options;

•	Colin M. Morris—25,000 under options;

•	Richard T. Penning—91,667 under restricted stock units;

•	D. Hunt Ramsbottom—2,082,500 under warrants and 83,333 under options;

•	Michael F. Ray—62,248 under warrants and 55,000 under options;

•	Ronald M. Sega—20,000 under options;

•	Edward M. Stern—20,000 under options;

•	Erich W. Tiepel—115,000 under options;

•	Halbert S. Washburn—35,000 under options; and

•	Dennis L. Yakobson—525,000 under options and 155,156 under convertible promissory notes.
(3)	Information with respect to beneficial ownership is based upon information furnished by each shareholder or contained in filings with the Securities and Exchange Commission.
(4)	Includes a warrant held by East Cliff Advisors, LLC for 2,082,500 shares which have vested and excludes a warrant held by East Cliff Advisors, LLC for 787,500 shares which will vest when Rentech’s stock price reaches $5.25 or higher for twelve consecutive trading days. Mr. Ramsbottom is the managing member and has sole investment and voting power in East Cliff Advisors, LLC.
(5)	Includes 6,000 shares held for the benefit of Mr. Ramsbottom’s children as to which Mr. Ramsbottom disclaims beneficial ownership.
(6)	Includes 7,500 shares held by Mr. Ray’s spouse’s IRA as to which Mr. Ray disclaims beneficial ownership.
(7)	Includes 20,000 shares held in custodial accounts as to which Mr. Yakobson disclaims beneficial ownership.
(8)	Based on information provided by BlackRock, Inc. (“BlackRock”). BlackRock’s principal business office address is 40 East 52nd Street, New York, New York 10022.
(9)	Based solely on information in a Schedule 13G/A filed by Wellington Management Company, LLP (“Wellington”) with the SEC on September 10, 2007. Wellington reports that, of the shares it beneficially owns, it has the shared power to vote or to direct the vote of 7,514,400 of such shares, and the shared power to dispose of or to direct the disposition of, all 16,427,300 shares. According to the Schedule 13G/A, Wellington is an investment adviser and may be deemed to beneficially own 16,427,300 shares. Wellington reports that the shares beneficially owned by it are owned of record by clients of Wellington, and that those clients have the right to receive, or the power to direct the receipt of dividends from, or the proceeds from the sale of, such shares. According to the Schedule 13G/A, no client is known to have such right or power with respect to more than five percent of the shares beneficially owned by Wellington. Wellington’s principal business office address is 75 State Street, Boston, Massachusetts 02109.

(10)	Based solely on information in a Schedule 13D filed with the SEC on December 12, 2007 as a joint statement by Asset Managers International Limited (“AMIL”), which operated as a wholly owned subsidiary of Pentagon Special Purpose Fund, Ltd until November 2006 when Pentagon Special Purpose Fund distributed the shares of AMIL to its shareholders in exchange for their shares of Pentagon Special Purpose Fund, Pentagon Capital Management, Plc (“Pentagon”), Lewis Chester (“Chester”) and Jafar Omid (“Omid”). AMIL is a pooled investment vehicle, and Pentagon is the investment adviser to AMIL with full control over the decisions as to what securities to buy or sell, and how to vote securities owned by AMIL. Chester is the Chief Executive Officer of Pentagon, and Omid is the Chief Financial Officer of Pentagon. Chester and Omid are directors of, and control, Pentagon. The Schedule 13D reports that the filing group has the shared power to vote or to direct the vote of, and the shared power to dispose of or to direct the disposition of, all 9,626,785 shares beneficially owned by it. 986,985 of the shares are issuable upon the exercise of warrants. The address of the principal business and principal office of AMIL is c/o Olympia Capital (Ireland) Ltd., Harcourt Center, 6th Floor, Block 3, Harcourt Road, Dublin 2, Ireland and for Pentagon, Chester and Omid is 1Knightsbridge, London, England SW1X 7LX.
Equity Compensation Plan Information
     The following table provides information as of September 30, 2007 with respect to our compensation plans, including individual compensation arrangements, under which our equity securities are authorized for issuance.

	Number of securities		Number of
	to be issued	Weighted-average	securities remaining
	upon exercise of	exercise price of	available for future
	outstanding options,	outstanding options,	issuance under equity
Plan category	warrants and rights	warrants and rights	compensation plans
Equity compensation plans approved by security holders	4,542,000	$2.34	3,683,000
Equity compensation plans not approved by security holders	3,731,000	$1.51	—

Total	8,273,000	$1.97	3,683,000

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

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, DIRECTOR INDEPENDENCE
Certain Relationships and Related Party Transactions
     On September 30, 2005, Rentech entered into a retirement agreement with Dennis L. Yakobson. Pursuant to Mr. Yakobson’s retirement package, in return for Mr. Yakobson’s retirement on December 31, 2005, Rentech has provided or will provide the following retirement benefits: (1) Rentech agreed to pay severance to Mr. Yakobson of $265,543 for each of the years 2006 and 2007. Rentech paid Mr. Yakobson six months severance on his last day of employment, with monthly payments commencing in the seventh month after retirement; (2) Rentech paid Mr. Yakobson $250,000 in lieu of certain benefits and bonus opportunities that would have accrued under his employment agreement against the exercise price of stock options; (3) Mr. Yakobson’s $80,517 of convertible promissory notes were amended to extend the term (to September 30, 2008), and reduce the interest rate (to the prime rate published by the Wall Street Journal); (4) Rentech paid Mr. Yakobson his unfunded deferred compensation in the amount of $196,358 against the exercise price of stock options; (5) Mr. Yakobson entered into a consulting agreement with Rentech providing for a monthly fee of $10,000, for a term of one year, commencing on January 1, 2006; and (5) Rentech granted Mr. Yakobson stock options with a two year term and an exercise price of $2.53 per share for 115,000 shares under Rentech’s 2005 Stock Option Plan, and granted an identical option for 455,000 shares under Rentech’s 2006 Incentive Award Plan. On September 29, 2007, the expiration date of Mr. Yakobson’s unexercised options of 510,000 shares was extended to September 29, 2009. The exercise price of the options remains the same.
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
     For a discussion of director independence, see Item 10 “Directors, Executive Officers and Corporate Governance.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit Fees
     The aggregate fees billed by Ehrhardt Keefe Steiner & Hottman P.C. for professional services rendered for the audit of Rentech’s consolidated financial statements for the fiscal year ended September 30, 2007 and 2006, and for the audit of management’s assessment of internal controls, and for reviews of the financial statements included in Rentech’s quarterly reports on Form 10-Q, assistance with Securities Act filings and related matters, consents issued in connection with SEC filings, and consultations on financial accounting and reporting standards arising during the course of the audit for those fiscal years were $783,200 and $631,000, respectively.
Audit-Related Fees
     Audit related fees include billings for assurance and related services that are reasonably related to the performance of the audit or review of Rentech’s financial statements, and are not reported as Audit Fees. Such fees billed for the fiscal years ended September 30, 2007 and 2006 were $44,200 and $0, respectively.
Tax Fees
     The aggregate fees billed by Ehrhardt Keefe Steiner & Hottman P.C. for professional services rendered for tax compliance, tax advice, and tax planning for the fiscal years ended September 30, 2007 and 2006 were $0 and $1,000, respectively. These services consisted of assistance in the preparation of federal and state income tax filings, federal and state tax examination assistance, and other tax planning consultations.

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

Rentech, Inc.

/s/ D. Hunt Ramsbottom

Date: January 28, 2008	D. Hunt Ramsbottom,
Chief Executive Officer and President

EXHIBIT INDEX

2.1	Stock Purchase Agreement, dated March 8, 2005, by and between Rentech, Inc. and Zinsser Co., Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 10, 2005).

2.2	Stock Purchase Agreement, dated November 5, 2005, by and between Rentech Development Corporation and Royster-Clark, Inc. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed November 9, 2005).

2.3	First Amendment to the Stock Purchase Agreement dated November 5, 2005, by and between Rentech Development Corporation and Royster-Clark, Inc. (incorporated by reference to Exhibit 2.2 to Registration Statement on Form S-3 filed March 20, 2006).

2.4	Second Amendment to the Stock Purchase Agreement dated November 5, 2005, by and between Rentech Development Corporation and Royster-Clark Nitrogen, Inc. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed March 14, 2006).

2.5	Third Amendment to the Stock Purchase Agreement dated November 5, 2005, by and between Rentech Development Corporation and Royster-Clark Nitrogen, Inc. (incorporated by reference to Exhibit 2.2 to Current Report on Form 8-K filed March 14, 2006).

2.6	Purchase and Sale Agreement, dated September 16, 2005, by and between Rentech Development Corporation and RFC-Sand Creek Development, LLC (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed September 22, 2005).

2.7	Equity Purchase Agreement dated November 15, 2006 by and between Rentech, Inc. and PML Exploration Services, LLC (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed November 16, 2006).

3(i)	Amended and Restated Articles of Incorporation, dated April 29, 2005 (incorporated by reference to Exhibit 3(i) to Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2005, filed May 9, 2005).

3(ii)	Bylaws dated November 30, 2004 (incorporated by reference to Exhibit 3(ii) to Annual Report on Form 10-K for the year ended September 30, 2004 filed December 9, 2004).

4.1	Rights Agreement, dated January 18, 2005, by and between Rentech, Inc. and ComputerShare Trust (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed January 19, 2005).

4.2	Amendment to Amended Rights Agreement dated April 13, 2006 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed April 18, 2006).

4.3	Registration Rights Agreements for December 2004 Short-Term Loan with C. David Callaham (incorporated by reference to Exhibits 10.4 and 10.7 to Current Report on Form 8-K filed December 16, 2004).

4.4	Registration Rights Agreement for December 2004 Short-Term Loan by and between Rentech, Inc. and Geduld Revocable Trust, (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed December 7, 2004).

4.5	Registration Rights Agreement for December 2004 Short-Term Loan by and between Rentech, Inc. and Geduld Capital Management LLC (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K filed December 7, 2004).

4.6	Registration Rights Agreement for December 2004 Short-Term Loan by and between Rentech, Inc. and Daniel Kern (incorporated by reference to Exhibit 10.9 to Current Report on Form 8-K filed December 7, 2004).

4.7	Form of Registration Rights Agreement (incorporated by reference to Exhibit 4 to Form S-3/A Amendment Two to Registration Statement No. 333-85682 filed October 28, 2002).

4.8	Form of Non-statutory Stock Option Agreement (incorporated by reference to Exhibit 4 to Form S-3/A Amendment Two to Registration Statement No. 333-85682 filed October 28, 2002).

4.9	Stock Option Agreement, dated December 10, 2004, by and between Rentech, Inc. and Royster-Clark Inc. (incorporated by reference to Exhibit 10.8 to Current Report on Form 8-K filed December 16, 2004).

4.10	Stock Purchase Warrant, dated September 17, 2004, by and between Rentech, Inc. and Mitchell Technology Investments (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed September 23, 2004).

4.11	Registration Rights Agreement, dated September 17, 2004, by and between Rentech, Inc. and Mitchell Technology Investments (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed September 23, 2004).

4.12	Subscription Agreement, dated April 8, 2005, by and among Rentech, Inc. and Mercator Momentum Fund, LP, Mercator Momentum Fund III, LP, Monarch Pointe Fund, Ltd., Pentagon Special Purpose Fund, Ltd. and M.A.G. CAPITAL, LLC, for Placement of Preferred Stock (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed April 14, 2005).

4.13	Form of Stock Purchase Warrants, dated April 8, 2005, by and among Rentech, Inc. and Mercator Momentum Fund, LP, Mercator Momentum Fund III, LP, Monarch Pointe Fund, Ltd., Pentagon Special Purpose Fund, Ltd. and M.A.G. CAPITAL, LLC, for Placement of Preferred Stock (incorporated by reference to Exhibits 10.2, 10.3, 10.4, 10.5 and 10.6 to Current Report on Form 8-K filed April 14, 2005).

4.14	Registration Rights Agreement, dated April 8, 2005, by and among Rentech, Inc. and Mercator Momentum Fund, LP, Mercator Momentum Fund III, LP, Monarch Pointe Fund, Ltd., Pentagon Special Purpose Fund, Ltd. and M.A.G. CAPITAL, LLC, for Placement of Preferred Stock (incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K filed April 14, 2005).

4.15	Warrant to Purchase 1,000,000 Shares of Common Stock by and between Rentech, Inc. and DKRW Advanced Fuels LLC, dated January 12, 2006 (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed January 19, 2006).

4.16	Stock Purchase Warrants (incorporated by reference to Exhibits 10.1 through 10.16 to Current Report on Form 8-K filed May 20, 2005).

4.17	Indenture dated April 18, 2006, by and between Rentech, Inc. and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed April 18, 2006).

4.18	Officers’ Certificate to Indenture dated April 18, 2006 to Indenture (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed April 18, 2006).

4.19	Form of 4.00% Convertible Senior Note Due 2013 (incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K filed April 18, 2006).

4.20	Form of Subscription Agreement (incorporated by reference to exhibit 10.2 to Current Report on Form 8-K filed April 20, 2007).

4.21	Form of Warrant to purchase shares of Common Stock (incorporated by reference to exhibit 10.3 to Current Report on Form 8-K filed April 20, 2007).

10.1*	Term sheet for Dennis L. Yakobson retirement benefits (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed October 6, 2005).

10.2*	Term sheet for Ronald C. Butz retirement benefits (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed October 6, 2005).

10.3*	Management and Consulting Agreement, dated July 29, 2005, by and between Rentech, Inc. and Management Resource Center, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August, 11, 2005).

10.4*	1994 Stock Option Plan (incorporated by reference to the exhibits to Form S-18 on Form SB-2, post-effective Amendment No. 5 to Registration Statement No. 33-37150-D).

10.5*	1996 Stock Option Plan (incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K dated December 18, 1996).

10.6*	1998 Stock Option Plan (incorporated by reference to Exhibit 4.1 to Form S-8). Registration Statement No. 333-95537.

10.7*	2001 Stock Option Plan (incorporated by reference to Exhibit 10.5 to Annual Report on Form 10-K for the year ended September 30, 2002 filed December 24, 2002).

10.8*	2003 Stock Option Plan (incorporated by reference to Exhibit 10.6 to Annual Report on Form 10-K for the year ended September 30, 2002 filed December 24, 2002).

10.9	License Agreement, dated October 8, 1998, by and between Rentech, Inc. and Texaco Natural Gas, Inc. (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-KSB, No. 000-19260, for the year ended September 30, 1998, filed January 13, 1999).

10.10	Convertible Promissory Note, dated May 20, 2005, to Michael Ray (incorporated by reference to Exhibit 10.17 to Current Report on Form 8-K filed May 20, 2005).

10.11	Convertible Promissory Note, dated May 20, 2005, to David Zimel (incorporated by reference to Exhibit 10.18 to Current Report on Form 8-K filed May 20, 2005).

10.12*	1990 Stock Option Plan (incorporated by reference to the exhibits to Form S-18 Registration Statement No. 33-37150).

10.13*	2005 Stock Option Plan (incorporated by reference to Exhibit 10.34 to Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2004 filed February 9, 2005).

10.14	Termination Agreement for FT Solutions, LLC dated January 10, 2006, by and between Headwaters Technology Innovation Group, Inc. and Rentech, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed January 17, 2006).

10.15**	Master License Agreement by and among Rentech, Inc. and DKRW Energy LLC and DKRW Advanced Fuels LLC, dated January 12, 2006 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed January 19, 2006).

10.16	License Agreement by and between Rentech, Inc. and Medicine Bow Fuel & Power, LLC, dated January 12, 2006 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed January 19, 2006).**

10.17	Amendment to Site License Agreement with Medicine Bow Fuel & Power, LLC, dated October 26, 2007 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed November 1, 2007).

10.18	Omnibus Amendment by and among Rentech, Inc. and Medicine Bow Fuel & Power, LLC and DKRW Advanced Fuels LLC, dated December 7, 2007 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed December 13, 2007).

10.19	Project Development Participation Agreement by and between Rentech, Inc. and DKRW Advanced Fuels LLC, dated January 12, 2006 (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed January 19, 2006).

10.20*	Employment Agreement by and between Rentech, Inc. and D. Hunt Ramsbottom, Jr. dated January 20, 2006 (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed January 26, 2006).

10.21*	Employment Agreement by and between Rentech, Inc. and Douglas M. Miller dated January 20, 2006 (incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed January 26, 2006).

10.22*	Employment Agreement by and between Rentech, Inc. and Richard O. Sheppard dated March 1, 2006 (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed March 14, 2006).

10.23*	Employment Agreement by and between Rentech, Inc. and Kevin M. Smith dated January 20, 2006 (incorporated by reference to Exhibit 99.3 to Current Report on Form 8-K filed January 26, 2006).

10.24***	Employment Agreement by and between Rentech, Inc. and Richard T. Penning, dated January 22, 2007.

10.25*	Compensation Plan for Outside Directors (incorporated by reference to Item 1.01 to Current Report on Form 8-K filed April 19, 2006).

10.26	Lease Agreement dated as of April 21, 2006 with Center West (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed April 21, 2006).

10.27	Rider to the Lease Agreement dated as of April 21, 2006 by and between Rentech, Inc. and Center West (incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed April 21, 2006).

10.28	Financing Agreement dated as of April 26, 2006 by and between Rentech Energy Midwest Corporation and The CIT Group/Business Credit, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed May 2, 2006).

10.29*	Employment Agreement by and between Rentech, Inc. and I. Merrick Kerr dated May 15, 2006 (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed May 17, 2006).

10.30*	Form of Stock Option Grant Notice and Stock Option Agreement under 2006 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 20, 2006).

10.31*	Amended and Restated Rentech, Inc. 2006 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 29, 2007).

10.32	Commitment Letter by and among Rentech, Inc., Rentech Development Corporation. M.A.G Capital, LLC and Pentagon Bernini Fund, Ltd. Dated November 15, 2005 (incorporated by reference to exhibit 10.1 to Current Report on Form 8-K filed November 16, 2005).

10.33	Placement Agent Agreement, dated April 19, 2007 by and between Rentech, Inc. and Credit Suisse Securities (USA) LLC (incorporated by reference to exhibit 10.1 to Current Report on Form 8-K filed April 20, 2007).

10.34**	Development Cost Sharing and Equity Option Agreement, dated May 25, 2007 by and between Rentech, Inc. and Peabody Venture Fund, LLC (incorporated by reference to exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and filed on August 9, 2007).

10.35**	Coal Supply Agreement, dated May 25, 2007 by and between Rentech, Inc. and COALSALES LLC (incorporated by reference to exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and filed on August 9, 2007).

12.1***	Computation of Ratio of Earnings to Fixed Charges.

14	Code of Ethics (incorporated by references to Exhibit 14 to Annual Report on Form 10-K for the year ended September 30, 2004 filed December 9, 2004).

21***	Subsidiaries of Rentech, Inc.

23***	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of President and Chief Executive Officer Pursuant to Rule 13a-14 or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 or Rule 15d-14(a).

32.1***	Certification of President pursuant to 18 U.S.C. Section 1350.

32.2***	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Management contract or compensatory plan or arrangement.

**	Certain portions of this Exhibit have been omitted and filed separately under an application for confidential treatment.

***	Previously filed.

