Form 10-Q
period 2007-12-31
RENTECH INC /CO/
filed 2008-02-08
CIK 868725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to
Commission File Number 1-15795
RENTECH, INC.
(Exact name of registrant as specified in its charter)

Colorado	84-0957421
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
10877 Wilshire Boulevard, Suite 710
Los Angeles, California 90024
(Address of principal executive offices)
(310) 571-9800
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☑ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
The number of shares of the Registrant’s common stock outstanding as of February 6, 2008 was 165,206,581

RENTECH, INC.
Form 10-Q
First Quarter ended December 31, 2007

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RENTECH, INC.
Consolidated Balance Sheets
(Stated in Thousands, Except Per Share Data)

	As of
	December 31, 2007	September 30, 2007
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$35,393	$33,692
Restricted cash, short-term	106	104
Marketable securities (Note 4)	22,412	22,259
Accounts receivable, net of $499 (December 31, 2007) and $126 (September 30, 2007) allowance for doubtful accounts (Note 5)	11,803	36,213
Inventories (Note 6)	12,521	13,611
Prepaid expenses and other current assets	2,284	4,197
Other receivables, net	1	2,508

Total current assets	84,520	112,584

Property, plant and equipment (Note 7)	57,195	59,002

Construction in progress (Note 7)	5,937	4,192

Other assets
Licensed technology and technology rights, net of accumulated amortization of $3,566 (December 31, 2007) and $3,509 (September 30, 2007) (Note 2)	153	210
Other assets and deposits (Note 9)	6,822	6,923
Restricted cash, long-term	154	152

Total other assets	7,129	7,285

Total assets	$154,781	$183,063

See Notes to Consolidated Financial Statement

RENTECH, INC.
Consolidated Balance Sheets — Continued
(Stated in Thousands, Except Per Share Data)

	As of
	December 31, 2007	September 30, 2007
	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$11,305	$11,299
Accrued payroll and benefits	2,856	4,478
Accrued liabilities	9,092	10,476
Deferred revenue (Note 2)	43,599	46,982
Accrued interest	486	1,061
Accrued retirement payable (Note 11)	—	125
Convertible notes payable to related parties (Note 16)	183	181
Current portion of long-term debt (Note 8)	21	21

Total current liabilities	67,542	74,623

Long-term liabilities
Long-term debt, net of current portion (Note 8)	949	951
Long-term convertible debt (Note 9)	56,836	56,804
Advance for equity investment (Note 11)	7,892	7,892
Other long-term liabilities	72	81

Total long-term liabilities	65,749	65,728

Total liabilities	133,291	140,351

Commitments and contingencies (Notes 2, 10 and 11)
Stockholders’ equity (Note 12)
Preferred stock — $10 par value; 1,000 shares authorized; 90 series A convertible preferred shares authorized; no shares outstanding and $0 liquidation preference	—	—
Series C participating cumulative preferred stock — $10 par value; 500 shares authorized; no shares issued and outstanding	—	—
Common stock — $.01 par value; 250,000 shares authorized; 165,051 (December 31, 2007) and 163,805 (September 30, 2007) shares issued and outstanding	1,650	1,638
Additional paid-in capital	235,792	233,447
Accumulated deficit	(215,787)	(192,373)
Accumulated other comprehensive loss	(165)	—

Total stockholders’ equity	21,490	42,712

Total liabilities and stockholders’ equity	$154,781	$183,063

See Notes to Consolidated Financial Statements.

RENTECH, INC.
Consolidated Statements of Operations
(Stated in Thousands, Except Per Share Data)

	Three Months ended December 31,
	2007	2006
	(Unaudited)
Revenues
Product sales	$46,893	$35,385
Service revenues	567	45

Total revenues	47,460	35,430

Cost of sales
Product sales	37,077	31,683
Service revenues	105	—

Total cost of sales	37,182	31,683

Gross profit	10,278	3,747

Operating expenses
Selling, general and administrative expenses	8,811	6,658
Depreciation and amortization expenses	250	166
Research and development expenses	15,990	8,406
Loss on impairment (Notes 2 and 7)	8,654	—

Total operating expenses	33,705	15,230

Operating loss	(23,427)	(11,483)

Other income (expense)
Interest and dividend income	737	574
Interest expense	(759)	(729)
Loss on disposal of fixed assets	(2)	—
Other income	14	—

Total other income (expense)	(10)	(155)

Net loss from continuing operations before income taxes	(23,437)	(11,638)
Income tax benefit (expense)	—	—

Net loss from continuing operations	(23,437)	(11,638)

Discontinued operations (Note 3):
Net income from discontinued operations net of tax of $0 (December 31, 2006)	—	225
Gain on sale of discontinued operations, net of tax of $0 (December 31, 2007 and 2006)	23	2,721

	23	2,946

Net loss applicable to common stockholders	$(23,414)	$(8,692)

Basic and diluted loss per common share:
Continuing operations	$(.143)	$(.082)
Discontinued operations	.000	.021

Basic and diluted loss per common share	$(.143)	$(.061)

Basic and diluted weighted-average number of common shares outstanding	164,431	141,938

See Notes to Consolidated Financial Statements.

RENTECH, INC.
Consolidated Statement of Stockholder’s Equity and Comprehensive Loss
(Stated in Thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance, September 30, 2007	163,805	$1,638	$233,447	$(192,373)	$—	$42,712
Common stock issued for cash on options and warrants exercised (Note 12) (1)	1,142	11	1,317	—	—	1,328
Options for common stock issued for services (Note 13) (1)	—	—	303	—	—	303
Restricted stock units issued for services (Note 13) (1)	—	—	847	—	—	847
Restricted stock units settled in cash (Note 13) (1)	—	—	(123)	—	—	(123)
Restricted stock units settled in shares (Note 13) (1)	104	1	1	—	—	2
Comprehensive loss:
Net loss (1)	—	—	—	(23,414)	—	(23,414)
Other comprehensive income:
Net unrealized loss on marketable securities, net of tax (1)	—	—	—	—	(165)	(165)

Balance, December 31, 2007 (1)	165,051	$1,650	$235,792	$(215,787)	$(165)	$21,490

(1)	Unaudited.
See Notes to Consolidated Financial Statements.

RENTECH, INC.
Consolidated Statements of Cash Flows
(Stated in Thousands)

	Three Months Ended December 31,
	2007	2006
	(Unaudited)
Cash flows from operating activities
Net loss	$(23,414)	$(8,692)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	2,303	1,876
Amortization	57	64
Impairment of assets	8,654	—
Utilization of spare parts	241	457
Bad debt expense	373	—
Loss on disposal of fixed assets	2	—
Non-cash interest expense	187	190
Write down of inventory to market	82	509
Gain on sale of subsidiary	(23)	(2,721)
Options for common stock issued for services	303	433
Restricted stock units issued for services	847	651

Changes in operating assets and liabilities
Accounts receivable	25,930	(918)
Other receivables	142	(200)
Inventories	3,373	3,571
Prepaid expenses and other current assets	1,913	(791)
Accounts payable	(2,366)	2,397
Accrued retirement payable	(125)	(136)
Deferred revenue	(5,277)	3,884
Accrued interest	(575)	496
Accrued liabilities, accrued payroll and other	(4,458)	(1,597)

Net cash provided by (used in) operating activities	8,169	(527)

Cash flows from investing activities
Purchase of marketable securities, held available for sale	(321)	(385)
Proceeds from sale of marketable securities, held available for sale	3	—
Purchase of property, plant and equipment	(579)	(1,146)
Purchase of construction in progress	(6,897)	(7,251)
Proceeds from disposal of fixed assets	9	—
Proceeds from earn-out receivables	23	—
Increase in restricted cash	(3)	(101)
Proceeds from sale of subsidiary	—	5,398
Other assets and deposits	(56)	63

Net cash (used in) investing activities	(7,821)	(3,422)

Cash flows from financing activities
Proceeds from options and warrants exercised	1,328	481
Interest earned on grant proceeds	26	—
Payments of financial advisory fees	—	(250)
Proceeds from (payments on) line of credit, net	—	—
(Payments on) long-term debt and notes payable, net	(1)	(23)

Net cash provided by financing activities	1,353	208

Increase (decrease) in cash	1,701	(3,741)
Cash and cash equivalents, beginning of period	33,692	26,566

Cash and cash equivalents, end of period	$35,393	$22,825

See Notes to Consolidated Financial Statements.

RENTECH, INC.
Consolidated Statements of Cash Flows
(Stated in Thousands)
          For the three months ended December 31, 2007 and 2006, the Company made cash interest payments of approximately $1,169,000 (including capitalized interest of $26,000) and $1,167,000 (including capitalized interest of $58,000), respectively. Excluded from the statements of cash flows for the three months ended December 31, 2007 and 2006 were the effects of certain non-cash investing and financing activities as follows:

	Three Months Ended December 31,
	2007	2006
	(Thousands)
	(Unaudited)

Product prepayment contracts receivable	$1,893	$14,917
Asset purchases included in accounts payable and accrued liabilities	3,696	—
Inventory transfers under Product Exchange Agreement	2,366	—
Restricted stock units surrendered for withholding taxes payable	121	267
Mark marketable securities to market, available for sale	165	3
See Notes to Consolidated Financial Statements.

RENTECH, INC.
Notes to Consolidated Financial Statements
Note 1 — Description of Business and Basis of Presentation
Description of Business
     Rentech, Inc. (“Rentech”, “we”, or “the Company”) offers technologies that utilize domestic resources to economically produce ultra-clean synthetic fuels and chemicals. We are actively pursuing international commercialization of our technology. We were incorporated in 1981 to develop technologies that transform under-utilized domestic energy resources into valuable and clean alternative fuels and chemicals. These energy resources include coal, petroleum coke, biomass, natural gas and municipal solid waste. We have developed an advanced derivative of the well-established Fischer-Tropsch, or FT, process for manufacturing diesel fuel, jet fuel and other fuel products. Our proprietary advanced derivative of the FT process, which we refer to as the Rentech Process, efficiently converts synthesis gas, referred to as syngas, derived from coal, petroleum coke, biomass, natural gas or municipal solid waste, into liquid hydrocarbon products, including ultra clean diesel fuel, jet fuel, naphtha, specialty chemicals and other fuel products.
     The fuels, power and chemicals we can produce carry unique and differentiating characteristics which we believe will facilitate economic deployment of the Rentech Process in large scale commercial projects. First, plants employing the Rentech Process can produce synthetic fuels utilizing domestic resources as a feedstock, which is a more certain supply of feedstock than imported petroleum. Second, since the fuels derived from our proprietary process have a longer shelf life than comparable petroleum derived fuels and can be manufactured using domestic resources, they can effectively address national security issues and priorities driven by foreign control of oil reserves, rising demand and limited domestic petroleum refining capacity. Third, fuels produced by the Rentech Process are cleaner burning than petroleum-based fuels and any emissions created by the clean burning fuels are well within the requirements of all current and promulgated environmental rules applicable to diesel engines and lower than those produced by ultra low sulfur diesel fuel. Finally, because our products will be able to utilize existing infrastructure including pipelines and engines, there are no infrastructure based prohibitions on immediate and widespread adoption of fuels produced by the Rentech Process.
     Our business has historically focused on research and development of the Rentech Process and licensing it to third parties. During 2004, we decided to directly deploy our technology in select domestic projects in order to demonstrate commercial operation of the Rentech Process. We initially implemented this strategy by purchasing a company that owns a natural gas-fed nitrogen fertilizer production plant in East Dubuque, Illinois (the “East Dubuque Plant”), which we renamed Rentech Energy Midwest Corporation (“REMC”). We originally planned to convert the REMC plant into a coal-fed facility and gasify the coal to produce fertilizer and synthetic fuels by deploying the Rentech Process. We recently announced that we plan to build our first commercial scale synthetic fuels plant utilizing the Rentech Process at a site in Adams County, Mississippi, near the city of Natchez (the “Natchez Project”), rather than at our fertilizer plant in East Dubuque, Illinois.
     Although the Company will focus on the development of the Natchez Project, we will continue to pursue other projects that utilize the Rentech Process, including projects on sites located in Mingo County, West Virginia, Northern California, certain western states and areas of the Midwest. The viability of these projects will depend on several different factors, including, without limitation, the results of feasibility studies, regional and governmental support, greenhouse gas legislation, financing sources and potential partners.
     In addition to plans for building commercial scale facilities using the Rentech Process and operating our fertilizer plant, Rentech’s business includes finalizing the construction of and operating our Product Demonstration Unit, or PDU, which is located near Denver in Commerce City, Colorado. The PDU is designed for small scale production of ultra-clean diesel and aviation fuels, naphtha, specialty waxes and petrochemicals using five feedstocks — coal, petroleum coke, biomass, natural gas and municipal solid waste, and for other research and development of the Rentech Process. We expect that the PDU will enable us to demonstrate the commercial viability and efficiency of the Rentech Process, and to deliver sample products to potential customers for testing purposes. We believe the ability to test our products as well as the demonstration of the Rentech Process will enhance our ability to enter into long-term off-take contracts for the products which would be produced at our commercial size facilities. Rentech remains on its current schedule to begin synthetic fuel production at the PDU in the spring of 2008. We currently estimate that construction of the PDU will cost approximately $66.2 million, including approximately $7 million in costs for the steam methane reformer.

Principles of Consolidation
     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. These unaudited consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended September 30, 2007.
Reclassifications and Presentation
     Certain prior period amounts have been reclassified to conform to the fiscal year 2008 presentation. The financial statements and footnotes state amounts that have been rounded to the nearest thousand, except per share data. As such, certain amounts presented are approximate to the non-rounded amount.
Seasonality
     Results of operations for the interim periods are not necessarily indicative of results to be expected for the year primarily due to the impact of seasonality on our business.
     Our nitrogen products manufacturing segment and our customers’ businesses are seasonal, based on the planting, growing, and harvesting cycles. For the East Dubuque Plant we analyzed seasonality based on an average of the prior three fiscal years including periods prior to our acquisition of its business in April 2006. For the average of the prior three years’ product sales tonnage, 24.2%, occurred during the first quarter (October through December), the largest amount, or 36.4%, occurred during the third quarter (April through June) and 85.8% occurred during the first, third and fourth quarters combined. Net product sales tonnage for the quarter ended December 31, 2007 was 34.2% above the prior three year average due to the volume shipped in the current year for fulfillment of orders under product prepayment sales contracts.
     As a result of the seasonality of sales, we experience significant fluctuations in our revenues, income and net working capital levels. In addition, weather conditions can significantly impact quarterly results. Our receivables are seasonal since our customers operate on a crop year and payments are cyclical throughout the year.
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

Significant Customers
     On April 26, 2006, the Company’s subsidiary, Rentech Development Corporation or RDC, entered into a Distribution Agreement with Royster-Clark Resources, LLC, which subsequently assigned the agreement to Agrium U.S.A., Inc. (“Agrium”). Pursuant to the Distribution Agreement, Agrium is obligated to use commercially reasonable efforts to promote the sale of, and solicit and secure orders from its customers for nitrogen fertilizer products comprised of anhydrous ammonia, granular urea, urea ammonium nitrate solutions, nitric acid and related nitrogen-based products manufactured at the East Dubuque Plant, and to purchase such products from the Company’s subsidiary, REMC, for prices to be negotiated in good faith from time to time. For the fiscal quarters ended December 31, 2007 and 2006, the Distribution Agreement accounted for 83% and 76%, respectively, of net revenues from continuing operations. Agrium had an outstanding accounts receivable balance that accounted for 87% and 79% of the total consolidated accounts receivable balance of the Company as of December 31, 2007 and September 30, 2007, respectively. REMC also employs personnel who negotiate sales with other customers and these transactions are not subject to the terms of the Distribution Agreement.
Unionized Employees
     REMC employs certain workers that are members of the United Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”) Local No. 1391. At December 31, 2007, 58% of REMC’s employees were subject to a collective bargaining agreement. On October 17, 2006 members of the UAW Local No. 1391 ratified a six year agreement that is effective until October 17, 2012.
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
     The carrying amount of convertible debt and other debt outstanding also approximates their fair value as of December 31, 2007 and September 30, 2007 because interest rates on these instruments approximate the interest rate on debt with similar terms available to the Company.
Cash and Cash Equivalents
     The Company considers highly liquid investments purchased with original maturities of three months or less, money market accounts and deposits in financial institutions (including deposits made pursuant to REMC’s Revolving Credit Facility (the “CIT Facility”) with the CIT Group/Business Credit, Inc. (“CIT”) that are in excess of aggregate borrowings that bear minimal risk to be cash equivalents. Cash equivalents are recorded at cost, which approximates fair value.
Restricted Cash
     Restricted cash is comprised of cash that has been pledged as collateral for future tax liabilities that may arise as a result of the sale of Petroleum Mud Logging, Inc. (“PML”), and cash that is collateral to secure an outstanding letter of credit which backs a portion of the Company’s obligations under its lease for office space in Los Angeles. Restricted cash pledged for less than one year is classified as a short-term asset and restricted cash that has been pledged as collateral for over one year has been classified as a long-term asset.
Marketable Securities
     The Company classifies its marketable securities as available for sale in accordance with the SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” These investments are comprised of U.S. government, federal agency and municipal notes and bonds, corporate bonds, asset-backed securities, commercial paper, special auction variable rate securities, other investment-grade marketable debt securities and money market investments. Even though a portion of these securities may have stated maturities beyond one year, they are classified as short-term because it is the Company’s intent to have these investments readily available to redeem into cash for current operations. The Company reports its marketable securities at fair value with the unrealized gains and losses reported in other comprehensive income and excluded from earnings. The specific identification method is used to determine the cost of notes and bonds disposed of. The Company recognizes an impairment charge when there is a decline in the fair value of its investments below the cost basis and such decline is not considered to be temporary. Refer to Note 4 to the Consolidated Financial Statements for more information.

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
     Inventories are stated at the lower of cost or estimated net realizable value. The cost of inventories is determined using the first-in first-out method. The estimated net realizable value is based on customer orders, market trends and historical pricing. The Company performs a quarterly analysis of its inventory balances to determine if the carrying amount of inventories exceeds their net realizable value. If the carrying amount exceeds the estimated net realizable value, the carrying amount is reduced to the estimated net realizable value. Inventories are periodically reviewed to determine if a reserve for obsolete, deteriorated, excess or slow moving items is required, and as of December 31, 2007 and September 30, 2007 no such inventory reserve was necessary. The Company allocates fixed production overhead costs to inventory based on the normal capacity of its production facilities and unallocated overhead costs are recognized as expense in the period incurred.
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
Construction in Progress
     We have incurred costs for the design and construction of the Natchez Project and we are capitalizing the costs incurred for this project. We also capitalize costs for improvements to the existing machinery and equipment at our East Dubuque Plant and certain costs associated with our information technology initiatives. We do not depreciate construction in progress costs until the underlying assets are placed into service.

     On December 4, 2007, we announced a change in the physical location for our first commercial synthetic fuels plant utilizing the Rentech Process from the East Dubuque Plant to the Natchez Project. As a result of the shift to the Natchez Project, we suspended development on the conversion of the East Dubuque Plant. Costs incurred winding down the REMC conversion project are capitalized as construction in process with a corresponding increase in impairment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”
Long-Lived Assets
     Long-lived assets, construction in process and identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected future cash flow from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized and measured using the asset’s fair value. In the first quarter of fiscal 2008, the Company recognized an impairment loss of $8,654,000 on assets associated with the suspended development of the conversion at the East Dubuque Plant. No such impairment was recorded in the first quarter of fiscal 2007. Refer to Note 7 to the Consolidated Financial Statements for additional information on the impairment.
Spare Parts
     Spare parts are maintained by REMC to reduce the length of possible interruptions in plant operations from an infrastructure breakdown at REMC. The spare parts may be held for use for many years before the spare parts are used. As a result, they are capitalized as a fixed asset at cost and are depreciated on a straight line basis over the useful life of the related equipment until the spare parts are installed. When spare parts are utilized, the net book values of the assets are charged to earnings as a cost of sales. Periodically, the spare parts are evaluated for obsolescence and impairment and if the value of the spare parts is impaired, it is charged against earnings.
Software Capitalization
     In accordance with the American Institute of Certified Public Accountants Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” the Company capitalizes certain direct development costs associated with internal-use software, including external direct costs of material and services, and payroll costs for employees devoting time to software implementation projects. We are implementing a financial accounting and enterprise resource planning system. As of December 31, 2007 and September 30, 2007, capitalized costs of the system were $1,480,000 and $1,116,000, respectively. These costs will be amortized when the asset is substantially ready for use. Costs incurred during the preliminary project stage, as well as maintenance and training costs, are expensed as incurred. We anticipate that the enterprise resource planning system will be placed in service in spring 2008.
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
Licensed Technology and Technology Rights
     Licensed technology represents costs incurred by the Company primarily for the retrofit of a plant used for the purpose of demonstrating the Company’s proprietary technology to prospective licensees, which it licenses to third parties under various fee arrangements. During the fourth quarter of fiscal year 1993, the Company capitalized $3.4 million which was comprised of $2.7 million of retrofitting costs and $0.7 million in costs related to a three week demonstration run at the plant. These capitalized costs are carried at the lower of amortized cost or net realizable value and are being amortized using the straight-line method over fifteen years. The Company recorded $57,000 and $64,000 in amortization expense during the quarters ended December 31, 2007 and 2006, respectively. The remaining balance of $153,000 will be amortized in the remainder of the fiscal year ending September 30, 2008.
     Technology rights were recorded at cost and are being amortized using the straight-line method over a ten-year estimated life. The technology rights represent certain rights and interests in Rentech’s licensed technology that were repurchased by the Company in November 1997 for consideration consisting of 200,000 shares of common stock and 200,000 warrants, which were valued at $288,000. Technology rights became fully amortized during the first quarter of fiscal 2008.

     Based upon our application of SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company evaluated the useful lives of its existing identifiable intangible assets and determined that the existing useful lives are appropriate. Licensed technology and technology rights assets are tested annually and whenever events and circumstances occur indicating that they might be impaired. As of September 30, 2007, the Company completed its annual impairment test and determined that the intangible assets were not impaired.
Accrued Liabilities
     The Company accrues significant expenses that occur during the year in order to match expenses to the appropriate period. These include audit and legal fees, as well as payroll expenses such as bonuses and vacation, among other expenses.
Deferred Revenue
     The Company records a liability for deferred revenue upon execution of product prepayment contracts, which create obligations for delivery of product within a specified period of time in the future. The terms of these product prepayment contracts require payment in advance of delivery. The Company also records a product prepayment contract receivable upon execution of the contract until the related cash payment is received. The Company recognizes revenue related to the product prepayment contracts and relieves the liability for deferred revenue when products are shipped. As of December 31, 2007 and September 30, 2007, deferred revenue was $43,599,000 and $46,982,000, respectively.
Advance for Equity Investment
     On May 25, 2007, the Company entered into a development cost sharing and equity option agreement (the “Equity Option Agreement”) with Peabody Venture Fund LLC (“PVF”). Under the agreement, PVF agreed to fund the lesser of $10.0 million or 20% of the development costs for our proposed conversion project at the East Dubuque Plant incurred during the period between November 1, 2006 and the closing date of the financing for the Project. In consideration for PVF’s payment of development costs, we granted PVF an option to purchase up to 20% of the equity interest in the Project for a purchase price equal to 20% of the equity contributions made to the project at the closing of the project financing, less the amount of development costs paid by PVF as of such time.
     In the first quarter of fiscal 2008, the Company’s Board of Directors decided to suspend development of the conversion of the East Dubuque Plant and focus the Company’s efforts on development of the Natchez Project. Neither the Company nor PVF have terminated the Equity Option Agreement, and as such, the liability for the advance for equity investment remained on the Consolidated Balance Sheet. Refer to Note 11 to the Consolidated Financial Statements for more information.
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
     Product sales revenues from our nitrogen products manufacturing segment are recognized when the customer takes ownership upon shipment from the East Dubuque Plant or its leased facility and assumes risk of loss, collection of the related receivable is probable, persuasive evidence of a sale arrangement exists and the sales price is fixed or determinable.

     Technical service revenues from our alternative fuels segment are recognized as the services are provided during each month. Revenues from feasibility studies are recognized based on the terms of the services contract.
     Rental income from our alternative fuels segment is recognized monthly as per the lease agreement, and is included in the alternative fuels segment as a part of service revenues.
Cost of Sales
     Cost of sales are primarily comprised of manufacturing costs related to the Company’s nitrogen fertilizer products. Cost of sales expenses include: direct materials, direct labor, indirect labor, employee fringe benefits, depreciation on plant machinery and other miscellaneous costs, including shipping and handling charges incurred to transport products sold.
Stock Based Compensation
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment.” The revision requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees and directors. SFAS 123(R) eliminates the alternative method of accounting for employee share-based payments previously available under Accounting Principles Board Opinion No. 25 (“APB 25”). Effective October 1, 2005, the Company adopted the provisions of SFAS 123(R) using the modified-prospective transition method. Under this transition method, stock-based compensation expense includes compensation expense for all stock-based compensation awards granted subsequent to September 30, 2005 based on grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Refer to Note 13 to the Consolidated Financial Statements for more information.
Advertising Costs
     The Company recognizes advertising expense when incurred. Advertising expense was not significant for the fiscal quarters ended December 31, 2007 and 2006.
Research and Development Expenses
     Research and development expenses include direct materials, direct labor, indirect labor, fringe benefits and other costs incurred to develop and refine certain technologies employed in each respective operating segment. These costs are expensed as incurred.
     In addition to the research and development expenses noted above, the Company is constructing and plans to operate, what the Company believes to be, the United States’ first fully integrated FT, coal and biomass to liquids (“CBTL”) Product Demonstration Unit facility at our Commerce City, Colorado site. This facility is expected to produce ultra-clean diesel fuel and other fuel products from various domestic coals, petroleum coke, biomass, natural gas and municipal solid waste feedstocks on a demonstration scale. Initially the Company will utilize natural gas and a steam methane reformer as the source of syngas. The Company will also continue work on installing gasification at the PDU to provide syngas from solids including coal, petroleum coke, biomass and municipal solid waste. The Company expects to begin synthetic fuel production at the PDU in the spring of 2008. With the PDU in operation, the Company will be able to define and develop operating parameters of diverse hydrocarbon feedstocks under varying conditions. Since the PDU will not be producing diesel fuel on a commercial scale, and the fuel will not initially be sold at a profit, the Company is expensing the costs associated with the PDU to research and development expense. For the quarters ended December 31, 2007 and 2006, the Company incurred research and development expenses of $14.3 million and $7.0 million, respectively, related to the PDU.
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
     On October 1, 2007, the Company adopted the provisions of FASB FIN No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s consolidated financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company recognize in its consolidated financial statements, only those tax positions that are “more-likely-than-not” of being sustained as of the adoption date, based on the technical merits of the position. As a result of the implementation of FIN 48, the Company performed a comprehensive review of its material tax positions in accordance with recognition and measurement standards established by FIN 48. Refer to Note 14 to the Consolidated Financial Statements for additional information
Comprehensive Loss
     Comprehensive loss is comprised of two components: net loss and other comprehensive loss which includes all changes to the Consolidated Statement of Stockholders’ Equity and Comprehensive Loss, except those changes made due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the quarters ended December 31, 2007 and 2006, the Company’s other comprehensive loss was not significant. For these same periods our total comprehensive losses were $23.6 million and $8.7 million, respectively.
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
     As of December 31, 2007 and September 30, 2007, certain shares as detailed below were excluded in the computation of diluted loss per share because their effect was anti-dilutive.

	As of
	December 31,	September 30,
	2007	2007
	(Unaudited)	(Audited)
	(Shares, in Millions)
Stock options	3.8	3.9
Stock warrants	13.4	14.5
Restricted stock units	1.4	1.6
Convertible debt	14.7	14.7

Total	33.3	34.7

Recent Accounting Pronouncements
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
Note 3 — Discontinued Operations
     On November 15, 2006, Rentech entered into an Equity Purchase Agreement (“Purchase Agreement”) with PML Exploration Services, LLC, a Delaware limited liability company (“PML Exploration”), pursuant to which Rentech sold all of the equity securities of Petroleum Mud Logging, LLC, a Colorado limited liability company (formerly Petroleum Mud Logging, Inc.) to PML Exploration. PML Exploration paid approximately $5.4 million in cash to Rentech for PML. The Purchase Agreement contained customary representations and warranties of Rentech relating to PML, and provisions relating to the indemnification of PML Exploration by Rentech for breaches of such representations and warranties. We recognized a gain on the sale of PML of $2,721,000 for the quarter ended December 31, 2006.
     PML, a provider of well logging services to the oil and gas industry, was not part of Rentech’s core business or its strategic focus. The sale of PML completed Rentech’s divestiture of its non-core subsidiaries, as the Company focuses its efforts and resources on its long-term business plan to commercialize Rentech’s Fischer-Tropsch technology.
Note 4 — Marketable Securities
     The amortized cost and fair values of marketable securities were as follows:

	As of December 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Unaudited)
	(Thousands)
Available for sale:
Cash investments	$257	$—	$—	$257
Money market investments	8,844	—	—	8,844
Auction rate securities	10,344	—	(171)	10,173
Debt securities of governments and agencies	—	—	—	—
Corporate commercial paper	3,132	7	(1)	3,138

Total marketable securities	$22,577	$7	$(172)	$22,412

	As of September 30, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Audited)
	(Thousands)
Available for sale:
Cash investments	$5	$—	$—	$5
Money market investments	11,732	—	—	11,732
Auction rate securities	10,522	—	—	10,522
Debt securities of governments and agencies	(2)	2	—	—
Corporate commercial paper	—	—	—	—

Total marketable securities	$22,257	$2	$—	$22,259

     The Company considers the unrealized gains and losses arising from increased interest rates indicated above to be temporary in nature. The amortized cost and estimated fair values of investments by contractual maturity at December 31, 2007 and September 30, 2007, are shown below. Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of		As of
	December 31,		September 30,
	2007		2007
	Amortized	Fair	Amortized	Fair
	Costs	Value	Costs	Value
	(Unaudited)		(Audited)
	(Thousands)		(Thousands)
Due within one year	$22,577	$22,412	$22,257	$22,259
One year through five years	—	—	—	—
After five years through ten years	—	—	—	—
Due after ten years	—	—	—	—

	$22,577	$22,412	$22,257	$22,259

     The Company’s marketable securities, available for sale are principally auction rate securities which invest in investment grade obligations and purchases these securities at par. Though the underlying security is issued as a long-term investment, the auction rate securities are classified as short-term investments because they typically can be purchased and sold in 7, 28 and 35 day cycles. The trading of auction rate securities takes place through a descending price auction with the interest rate reset at the beginning of each holding period. At the end of each holding period the interest is paid to the investor. We record the interest when earned as interest income in the accompanying Consolidated Statements of Operations.
     Realized gains from sales of available for sale securities for the quarters ended December 31, 2007 and 2006 were insignificant. There were no sales of available for sale securities.
Note 5 — Accounts Receivable
     Accounts receivable includes both trade receivables and product prepayment contract receivables and consisted of the following:

	As of
	December 31,	September 30,
	2007	2007
	(Unaudited)	(Audited)
	(Thousands)
Trade receivables from nitrogen products sold from our facility	$9,090	$11,168
Trade receivables from nitrogen products sold from third party facility	376	183
Trade receivables from development of alternative fuels	444	340

	9,910	11,691
Receivables on prepaid contract sales for nitrogen products	1,893	24,522

	$11,803	$36,213

Allowance for doubtful accounts on accounts receivable	$499	$126

     During fiscal 2007, the Company entered into a product exchange agreement with a third party to facilitate temporary transfers of inventory due to storage constraints. At September 30, 2007, the balance of these transfers was $2,427,000 and was included within other receivables. As of December 31, 2007, the balance of these transfers was $0. During the quarter ended December 31, 2007, the balance of the allowance for doubtful accounts was increased to reflect our best estimate of the collectability of our trade receivables.
Note 6 — Inventories
     Inventories consisted of the following:

	As of
	December 31,	September 30,
	2007	2007
	(Unaudited)	(Audited)
	(Thousands)
Finished goods	$10,525	$12,422
Raw materials	1,996	1,189

	$12,521	$13,611

     During the quarters ended December 31, 2007 and 2006, we recognized an inventory reduction of $82,000 and $509,000, respectively, as a result of reducing product inventory and natural gas supplies to net realizable value. The write-down of inventory value was recorded as an expense in cost of sales on the Consolidated Statements of Operations.
Note 7 — Property, Plant and Equipment and Construction in Progress
     Property, plant and equipment consisted of the following:

	As of
	December 31,	September 30,
	2007	2007
	(Unaudited)	(Audited)
	(Thousands)
Land	$1,889	$1,853
Buildings	9,746	9,746
Machinery and equipment	57,175	57,124
Office furniture and equipment	1,036	1,001
Computer equipment and computer software	1,024	1,038
Vehicles	24	24
Leasehold improvements	443	443

	71,337	71,229
Less accumulated depreciation	(14,142)	(12,227)

Total depreciable property, plant and equipment, net	$57,195	$59,002

     We capitalize costs for various projects under development, improvements to the existing machinery and equipment at our East Dubuque Plant and certain costs associated with our information technology initiatives. We do not depreciate construction in progress costs until the underlying assets are placed into service. Components of construction in progress are as follows:

	As of
	December 31,	September 30,
	2007	2007
	(Unaudited)	(Audited)
	(Thousands)
Construction in progress for projects under development	$2,618	$1,555
Capitalized interest costs related to projects under development	26	698
Construction in progress for machinery and equipment	1,813	823
Construction in progress for information technology initiatives	1,480	1,116

Total construction in progress, net	$5,937	$4,192

     On December 4, 2007, we announced a change in the physical location for our first commercial synthetic fuels plant utilizing the Rentech Process from the East Dubuque Plant to the Natchez Project. As a result of the shift to the Natchez Project, we suspended development on the conversion of the East Dubuque Plant. Costs incurred winding down the REMC conversion project are capitalized in construction in process with a corresponding increase in impairment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” During the first quarter of fiscal 2008, the Company recorded an impairment loss of $8,654,000 related to winding down the suspended REMC conversion project.
Note 8 — Debt
     Long-term debt consists of the following:

	As of
	December 31,	September 30,
	2007	2007
	(Unaudited)	(Audited)
	(Thousands)
Mortgage dated February 8, 1999; monthly principal and interest payments of $7 with interest at 6.5%; unpaid principal and accrued interest due March 1, 2029; collateralized by land and building	$970	$972
Less current portion	(21)	(21)

Mortgage debt, long term portion	$949	$951

Note 9 — Convertible Debt
     In April 2006 we issued $57,500,000 in aggregate principal amount of convertible senior notes with net proceeds to the Company of $53,700,000 after deducting $3,800,000 of underwriting discounts, commissions, fees and other expenses. The Company recognized these deductions as prepaid debt issuance costs which is the largest component of other assets and deposits on the balance sheet. An over-allotment option was exercised and the issuance of the notes from the over-allotment resulted in a beneficial conversion feature of $875,000, which was recognized as deferred financing charges and is amortized to interest expense over the seven-year term of the notes.
     The balance of the convertible senior notes is shown net of the unamortized deferred financing charges related to the beneficial conversion feature. Convertible debt components are as follows:

	As of
	December 31,	September 30,
	2007	2007
	(Unaudited)	(Audited)
	(Thousands)
Convertible senior notes	$57,500	$57,500
Less unamortized deferred financing charges	(664)	(696)

Long-term convertible debt to stockholders	$56,836	$56,804

Prepaid debt issuance costs on convertible senior notes	$2,836	$2,970
     Upon achievement of the conversion criteria, the notes may be converted to 14,332,002 shares of common stock.
Note 10 — Line of Credit
     In April 2006, REMC entered into the CIT Facility to support the working capital needs of REMC’s nitrogen fertilizer plant. As of December 31, 2007 and September 30, 2007, no borrowings or letters of credit had been issued under the facility. Had there been borrowings under this facility at December 31, 2007, the applicable interest rate would have been 7.50%.
     On January 28, 2008, we received a notice of an event of default (the “Notice”) from CIT, citing events of default related to REMC’s minimum tangible net worth and the making of intercompany loans in violation of provisions contained in the CIT Facility. On February 7, 2008 we notified CIT of our intention to terminate the CIT Facility after the expiration of a 30 day notice period. We do not currently plan to put a new line of credit in place.
Note 11 — Commitments and Contingencies
     The Company has entered into various employment agreements with its officers with expirations ranging from December 2008 through January 2010. The employment agreements set forth annual compensation to the officers that range from $150,000 to $384,000, subject to cost of living increases. Certain of the employment agreements also provide for severance payments upon terminations other than for cause ranging from salary for the remaining term of the agreement to two years of salary and a specified bonus. As of December 31, 2007, assuming the officers remain employed for the full terms of their employment agreements, the Company’s total future obligations under employment agreements for the twelve months ended December 31, 2008, 2009 and 2010 are $1,759,000, $524,000, and $11,000, respectively. Certain employment agreements provide for compensation to be adjusted annually based on the cost of living index as well as for certain performance criteria.
  Contractual Liability
     In the normal course of business, the Company has entered into various contracts as of and subsequent to December 31, 2007.

Natural Gas Agreements
     We have entered into additional fixed quantity natural gas supply contracts for various delivery dates through March 31, 2008. The commitments for natural gas purchases consist of the following:

	As of
	December 31,	September 30,
	2007	2007
	(Unaudited)	(Audited)
	(Thousands)
MMBTU’s under fixed priced contracts	2,362	1,075
MMBTU’s under index priced contracts	124	211

Total MMBTU’s under contracts	2,486	1,286

Commitments to purchase natural gas	$18,467	$8,156
Weighted average rate per MMBTU based on the fixed rates and the indexes applicable to each contract	$7.43	$6.34
     Subsequent to December 31 2007, we entered into additional fixed quantity natural gas supply contracts for various delivery dates through February 29, 2008. The total MMBTU’s associated with these additional contracts was 342,000 and the total amount of the purchase commitments was $2,395,000 resulting in a weighted average rate per MMBTU of $7.00.
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
     Through December 31, 2007, the net proceeds from PVF under this agreement were $7,892,000 which was recorded as an advance for equity investment on the Consolidated Balance Sheet. In the first fiscal quarter of 2008, the Company’s Board of Directors decided to suspend development of the conversion of the East Dubuque Plant and focus the Company’s efforts on the Natchez Project. Neither the Company nor PVF have terminated the Equity Option Agreement, and as such, the liability for the advance for equity investment remained on the Consolidated Balance Sheets.
Land Purchase Option Agreements
     On September 27, 2007 the Company exercised an option to purchase approximately 450 acres of land in Adams County, Mississippi (the “Natchez Property”) where the Company intends to construct and operate the Natchez Project. Pursuant to the option agreement the Company is obligated to pay a monthly fee for the option, and upon the transfer of the Natchez Property, a purchase price of $9,300,000. The transfer and closing on the sale of the Natchez Property is expected to occur on March 28, 2008.
Operating Leases
     The Company’s executive offices are located in Los Angeles, California under a non-cancelable operating lease which expires in June 2010. The Company’s other principal office space in Denver, Colorado is leased under a non-cancelable operating lease, which expires on October 31, 2009, with a renewal option for an additional five years. The Company also has various operating leases, which expire through January 2011. Total lease expense for the three months ended December 31, 2007 and 2006 was approximately $246,000 and $190,000, respectively.
     The Company did not enter into any new operating lease agreements, or change the terms or terminate any current operating lease agreements during the quarter ended December 31, 2007.

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
     During the fiscal year ended September 30, 2006, the former CEO and COO used the $440,000 payment in lieu of certain benefits and bonus opportunities and their remaining deferred compensation balance, to exercise stock options. On October 12, 2005, they used the remaining deferred compensation of $327,000 and $138,000 of their payment due in lieu of certain benefits and bonus opportunities to exercise 365,000 stock options. On November 3, 2005, they used $200,000 of their payment due in lieu of certain benefits and bonus opportunities and a cash payment of $25,000 to exercise 75,000 stock options, which reduced the outstanding payment due in lieu of certain benefits and bonus opportunities to $103,000. The Company has made cash disbursements consistent with the terms of these contracts. As of December 31, 2007 and September 30, 2007, the balance of the liability was limited to a short-term portion of $0 and $125,000, respectively.
Litigation
     In the normal course of business, the Company is party to litigation from time to time. We maintain insurance to cover certain actions and believe that resolution of such litigation will not have a material adverse effect on the Company.
Note 12 — Stockholders’ Equity
     During the quarter ended December 31, 2007, the Company issued 1,142,000 shares of its common stock upon the exercise of stock options and warrants for cash proceeds of approximately $1,328,000. In addition, the Company issued 104,000 shares of common stock in settlement of restricted stock units (“RSU’s”) which vested during the period.
Note 13 — Accounting for Stock Based Compensation
Stock Options
     SFAS 123(R) requires all share-based payments, including grants of stock options, to be recognized in the statement of operations as an operating expense, based on their fair values. The Company elected to utilize the modified-prospective transition method as permitted by SFAS 123(R). Under this transition method, stock-based compensation expense for all fiscal periods subsequent to the adoption of SFAS 123(R) includes compensation expense for all stock-based compensation awards granted subsequent to September 30, 2005 based on grant-date fair value estimated in accordance with the provisions of SFAS 123(R). In accordance with the modified-prospective transition method of SFAS 123(R), results for prior periods have not been restated. Stock options granted by the Company prior to those granted on July 14, 2006 were typically fully-vested at the time of grant and all outstanding and unexercised options were fully vested as of October 1, 2005. Stock options granted subsequent to July 14, 2006 generally vest over three years. As a result, compensation expense recorded during the period includes amortization related to grants during the period as well as prior grants. For the quarter ended December 31, 2007, the Company recorded approximately $303,000, in aggregate, of stock-based compensation expense related to stock options, included in selling, general and administrative expense. In accordance with SFAS 123(R), there was no tax benefit from recording this non-cash expense as such benefits will be recorded upon utilization of the Company’s net operating losses. The compensation expense reduced both basic and diluted earnings per share by $0.002 for the quarter ended December 31, 2007.

     The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options. The fair value of options at the date of grant and the assumptions utilized to determine such values are indicated in the following table:

	For the Three Months Ended December 31,
	2007 (1)	2006
	(Unaudited)
Risk-free interest rate	3.54%	4.75% — 4.85%
Expected volatility	56.0%	56.0% — 57.0%
Expected life (in years) (2)	5.00	2.50 — 6.50
Dividend yield	0.0%	0.0%

(1)	For the fiscal quarter ended December 31, 2007, there was one grant of stock options and therefore, only single values for the assumptions were established.

(2)	Since adopting SFAS No. 123(R), we have used the simplified method for estimating the term of the share grants where the expected term was calculated as one-half of the sum of the vesting term and the original contractual term. According to the provisions in SFAS No. 123(R) and SAB 107 recommendations, the simplified method for calculation of the terms for share grants after December 31, 2007 is not expected to be used. For grants made after December 31, 2007 we will change the methodology and the estimated expected term of the grant will be based on our historical exercise experience.
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
     New grants of stock options are authorized by the Board of Directors and in the first quarter of fiscal 2008 were limited to a single transaction. The Company issued options to purchase 20,000 shares to a new director, whose grant vested immediately, has a five year term from the grant date and includes an exercise price of $1.76. These options were valued at $13,000 using the Black-Scholes option-pricing model which resulted in a charge to selling, general and administrative expense.
     Option transactions during the three months ended December 31, 2007 are summarized as follows:

		Weighted
		Average	Aggregate
	Number of	Exercise	Intrinsic
	Shares	Price	Value
Outstanding at September 30, 2007	3,866,000	$2.91
Granted (1)	20,000	1.76
Exercised (1)	—	—
Canceled / Expired (1)	(97,000)	3.92

Outstanding at December 31, 2007 (1)	3,789,000	$2.88	$541,000

Options exercisable at December 31, 2007 (1)	2,815,000	$2.56	$541,000
Weighted average fair value of options granted during fiscal 2008 (1)		$0.64

(1)	Unaudited.
     The aggregate intrinsic value was calculated based on the difference between the $1.81 price of the Company’s common stock on December 31, 2007 and the exercise price of the outstanding shares, multiplied by the number of outstanding shares as of December 31, 2007. The total intrinsic value of options exercised for the three months ended December 31, 2007 and 2006 were approximately $0 and $340,000, respectively.

     The following information summarizes stock options outstanding and exercisable at December 31, 2007:

	Outstanding			Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual Life	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	in Years	Price	Exercisable	Price
		(Unaudited)
$0.70—$0.94	435,000	1.40	$0.90	435,000	$0.90
$1.06—$1.14	95,000	1.79	1.11	95,000	1.11
$1.44—$1.76	270,000	2.16	1.52	270,000	1.52
$1.85	256,000	2.23	1.85	256,000	1.85
$2.22—$2.68	1,050,000	2.64	2.52	850,000	2.53
$3.35—$3.81	238,000	5.13	3.64	178,000	3.59
$4.00—$4.48	1,445,000	7.43	4.16	731,000	4.15

$0.70—$4.48	3,789,000	4.40	$2.88	2,815,000	$2.56

Warrants
     Warrant transactions during the three months ended December 31, 2007 are summarized as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price
	(Unaudited)
Outstanding at September 30, 2007	14,552,000	$2.08
Granted (1)	—	—
Exercised (1)	(1,142,000)	1.16
Canceled / Expired (1)	(10,000)	1.14

Outstanding at December 31, 2007 (1)	13,400,000	$2.16

Warrants exercisable at December 31, 2007 (1)	13,400,000	$2.16
Weighted average fair value of warrants granted during fiscal 2008 (1)		—

(1)	Unaudited.
     The following information summarizes warrants outstanding and exercisable at December 31, 2007:

	Outstanding			Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average
	Number	Life	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	in Years	Price	Exercisable	Price
		(Unaudited)
$1.00—$1.14	1,300,000	1.71	$1.14	1,300,000	$1.14
$1.46—$1.61	4,999,000	0.27	1.61	4,999,000	1.61
$1.82	2,083,000 (1)	2.59	1.82	2,083,000	1.82
$2.41	1,000,000	6.04	2.41	1,000,000	2.41
$3.28	4,018,000	4.32	3.28	4,018,000	3.28

$1.00-$3.28	13,400,000	2.42	$2.16	13,400,000	$2.16

(1)	Includes 2,083,000 shares underlying the warrants issued to East Cliff Advisors, LLC that were accounted for under SFAS 123(R). The aggregate intrinsic value of these shares was approximately $0 at December 31, 2007 since the Company’s stock price of $1.81 was less than the exercise price of the warrants.
Restricted Stock Units
     For the quarter ended December 31, 2007, the Company recorded approximately $847,000, in aggregate, of related stock-based compensation expense related to restricted stock units, included in selling, general and administrative expense. The compensation expense reduced both basic and diluted earnings per share by $0.005 for the quarter ended December 31, 2007. During the quarter, 173,000 restricted stock units vested, of which 104,000 were settled in shares of common stock and 69,000 were settled in cash in order to meet minimum tax withholding requirements. The Company recognized the fair value of the restricted stock units settled in shares, or approximately $123,000, as a charge to additional paid in capital, and no additional compensation cost was recognized

     RSU transactions during the three months ended December 31, 2007 are summarized as follows:

Number of
Shares
Outstanding at September 30, 2007	1,643,000
Granted (1)	—
Vested and Settled in Shares (1)	(104,000)
Vested and Settled in Cash (1)	(69,000)
Canceled / Expired (1)	—

Outstanding at December 31, 2007 (1)	1,470,000

RSU’s vested at December 31, 2007 (1)	621,000

(1)	Unaudited.
Note 14 — Income Taxes
     On October 1, 2007, we adopted the provisions of FIN 48. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that we recognize in our consolidated financial statements, only those tax positions that are “more-likely-than-not” of being sustained as of the adoption date, based on the technical merits of the position. As a result of the implementation of FIN 48, we performed a comprehensive review of our material tax positions in accordance with recognition and measurement standards established by FIN 48.
     As a result of this review, we identified certain deferred tax assets that needed to be reclassified. The gross and net deferred tax assets did not change as a result of the review but the reclassification was necessary to properly reflect the values of the different components of deferred tax assets. As of October 1, 2007, the date of adoption of FIN 48, and after accounting for the adjustment noted above, our uncertain tax benefits totaled approximately $1.5 million. There were no material changes to the amount of uncertain tax benefits during the three months ended December 31, 2007. Approximately $1.5 million of the uncertain tax benefits is reported as a reduction of our deferred tax asset for its net operating loss. We do not expect any material changes to its uncertain tax positions through September 30, 2008.
     We and our subsidiaries are subject to the following material taxing jurisdictions: U.S. federal, California, Colorado and Illinois. The tax years that remain open to examination by the U.S. Internal Revenue Service are years 2003 through 2006. The tax years that remain open to examination by the states of California, Colorado and Illinois are years 2002 through 2006. Our policy is to recognize interest and penalties related to uncertain tax benefits in income tax expense. As a result of our net operating loss carryforward position, we have no accrued interest or penalties related to uncertain tax positions as of October 1, 2007 and December 31, 2007.
Note 15 — Segment Information
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

     During the fiscal year ended September 30, 2006, the Company committed to a plan to sell PML which had been reported as the Company’s oil and gas field services segment in previous filings. The results from this business are excluded from the segment results, as they are included in discontinued operations in our Consolidated Statements of Operations for the three months ended December 31, 2006. The assets and liabilities were classified as held for sale on our Consolidated Balance Sheets in the fiscal year ended September 30, 2006. On November 15, 2006, the Company sold all of its interest in PML, and thereby disposed of all of its net assets. Segment information for the prior periods has been reclassified to reflect this presentation. Refer to Note 3 to the Consolidated Financial Statements for more information.

	Three Months Ended December 31,
	2007	2006
	(Unaudited)
	(Thousands)
Revenues
Nitrogen products manufacturing	$46,893	$35,385
Alternative fuels (1)	567	45

Total revenues	$47,460	$35,430

Operating (loss) income
Nitrogen products manufacturing (1)	$8,775	$3,110
Alternative fuels	(32,202)	(14,593)

Total operating loss	$(23,427)	$(11,483)

Depreciation and amortization
Nitrogen products manufacturing	$2,129	$1,787
Alternative fuels	231	153

Total depreciation and amortization	$2,360	$1,940

Interest expense
Nitrogen products manufacturing	$22	$27
Alternative fuels	737	702

Total interest expense	$759	$729

Expenditures for additions of long-lived assets
Nitrogen products manufacturing	$838	$7,260
Alternative fuels	6,612	1,137

Total expenditures for additions of long lived assets	$7,450	$8,397

Net (loss) income from continuing operations
Nitrogen products manufacturing	$9,107	$3,083
Alternative fuels	(34,544)	(14,721)

Total net (loss) income from continuing operations	$(23,437)	$(11,638)

	As of
	December 31,	September 30,
	2007	2007
	(Unaudited)	(Audited)
	(Thousands)
Total assets
Nitrogen products manufacturing	$110,092	$132,788
Alternative fuels	44,689	50,275

Total assets	$154,781	$183,063

     Revenues from external customers are shown below for groups of similar products and services:

	Three Months Ended December 31,
	2007	2006
	(Unaudited)
	(Thousands)
Revenues
Nitrogen products manufacturing	$46,893	$35,385
Technical services	529	8
Rental income	38	37

Total revenues	$47,460	$35,430

(1)	The amount presented for each period does not include an intersegment transaction of $625,000 for management fees.

Note 16 — Related Party Transactions
     During January 2003, we began to defer monthly salary payments to certain officers. These officers and us entered into convertible notes in the amount of such deferred salary payments. The notes bear interest at 9% and originally matured in twelve months, with all unpaid principal and interest due at that time. The notes may be converted in whole or in part into unregistered common stock of the Company without respect to the closing market price of our common stock at a conversion rate of $0.45 per share for the deferrals between January 1, 2003 and March 31, 2003 and at the closing market price for all subsequent deferrals. On September 30, 2005, these convertible promissory notes were amended to extend the term to September 30, 2008 and to reduce the interest rate to the prime rate published by the Wall Street Journal. As of December 31, 2007 and September 30, 2007 the balance of these convertible notes was approximately $183,000 and $181,000, respectively.
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

     As used in this Quarterly Report on Form 10-Q, the terms “Rentech,” “we,” “our,” “us” and “the Company” mean Rentech, Inc., a Colorado corporation and its subsidiaries, unless the context indicates otherwise.
OVERVIEW OF OUR BUSINESSES
     Rentech, Inc. offers technologies that utilize domestic resources economically to produce ultra-clean synthetic fuels and chemicals. We are also actively pursuing international commercialization of our technology. We were incorporated in 1981 to develop technologies that transform under-utilized domestic energy resources into valuable and clean alternative fuels and chemicals. These energy resources include coal, petroleum coke, biomass, natural gas and municipal solid waste. We have developed an advanced derivative of the well-established Fischer-Tropsch, or FT, process for manufacturing diesel fuel and other fuel products. Our proprietary advanced derivative of the FT process, which we refer to as the Rentech Process, efficiently converts synthesis gas, referred to as syngas, derived from coal, petroleum coke, biomass, natural gas or municipal solid waste into liquid hydrocarbon products, including ultra-clean diesel fuel, jet fuel, naphtha, specialty chemicals and other fuel products.
     The fuels, power and chemicals we can produce carry unique and differentiating characteristics which we believe will facilitate economic deployment of the Rentech Process in large scale commercial projects. First, plants employing the Rentech Process can produce synthetic fuels utilizing domestic resources as a feedstock, which is a more certain supply of feedstock than imported petroleum. Second, since the fuels derived from our proprietary process have a longer shelf life than comparable petroleum derived fuels and can be manufactured using domestic resources, they can effectively address national security issues and priorities driven by foreign control of oil reserves, rising demand and limited domestic petroleum refining capacity. Third, fuels produced by the Rentech Process are cleaner burning than petroleum-based fuels and any emissions created by the clean burning fuels are well within the requirements of all current and promulgated environmental rules applicable to diesel engines and lower than those produced by ultra low sulfur diesel fuel. Finally, because our products will be able to utilize existing infrastructure including pipelines and engines, there are no infrastructure based prohibitions on immediate and widespread adoption of fuels produced by the Rentech Process.
     Our business has historically focused on research and development of the Rentech Process and licensing it to third parties. During 2004, we decided to directly deploy our technology in select domestic projects in order to demonstrate commercial operation of the Rentech Process. We initially implemented this strategy by purchasing REMC. We had planned to convert the East Dubuque Plant into a coal-fed facility and gasify the coal to produce fertilizer and synthetic fuels by deploying the Rentech Process. We recently announced that we will build our first commercial scale synthetic fuels plant utilizing the Rentech Process at the Natchez Project, rather than at our fertilizer plant in East Dubuque, Illinois. The commercialization of the Rentech Process and the operation of the East Dubuque Plant remain a top priority for the Company.
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
     In addition to plans for building commercial scale facilities using the Rentech Process and operating our fertilizer plant, our business includes finalizing the construction of and operating our PDU. The PDU is designed for small scale production of ultra-clean diesel and aviation fuels, naphtha, specialty waxes and petrochemicals using five feedstocks — coal, petroleum coke, biomass, natural gas and municipal solid waste, and for other research and development of the Rentech Process. We expect that the PDU will enable us to demonstrate the commercial viability and efficiency of the Rentech Process, and to deliver sample products to potential customers for testing purposes. We believe the ability to test our products as well as the demonstration of the Rentech Process will enhance our ability to enter into long-term off-take contracts for the products which would be produced at our commercial size facilities. Rentech remains on its current schedule to begin synthetic fuel production at the PDU in the spring of 2008.
     Our Company executive offices are located at 10877 Wilshire Blvd., Suite 710, Los Angeles CA 90024. Our telephone number is (310) 571-9800. The internet address for our website is www.rentechinc.com.

OVERVIEW OF FINANCIAL CONDITION, LIQUIDITY, AND RESULTS OF OPERATIONS
     At December 31, 2007, we had working capital of $16,978,000. Historically, for working capital we have relied upon sales of our equity securities and borrowings. We have a history of operating losses, have never operated at a profit, and for the three months ended December 31, 2007, had a net loss of $23,414,000.
     In order to achieve our objectives as planned for fiscal 2008, we will need substantial amounts of capital that we do not now have for construction of the Natchez Project, completion of the construction of our PDU, other possible acquisition and development projects, and other expenses of our activities, including research and development. We believe that our currently available cash, cash flows from operations, funds from the potential sale of assets and other plans, which could include additional debt or equity financing, will be sufficient to meet our cash operating needs through the fiscal year ending September 30, 2008.
     For further information concerning our potential financing needs and related risks, see Item 1A—Risk Factors of Part II—Other Information.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates and assumptions relate to: inventories, the valuation of long-lived assets, intangible assets, investment in advanced technology companies, accounting for fixed price contracts, stock based compensation and the realization of deferred income taxes. Actual amounts could differ significantly from these estimates.
      Revenue Recognition. We recognize revenue when the following elements are substantially satisfied: there are no uncertainties regarding customer acceptance; there is persuasive evidence that an agreement exists documenting the specific terms of the transaction; the sales price is fixed or determinable; and collectibility is reasonably assured. Management assesses the business environment, the customer’s financial condition, historical collection experience, accounts receivable aging and customer disputes to determine whether collectibility is reasonably assured. If collectibility is not considered reasonably assured at the time of sale, we do not recognize revenue until collection occurs.
      Product sales revenues from our nitrogen products manufacturing segment are recognized when the customer takes ownership upon shipment from the East Dubuque Plant or its leased facility and assumes risk of loss, collection of the related receivable is probable, persuasive evidence of a sale arrangement exists and the sales price is fixed or determinable.
      Technical service revenues from our alternative fuels segment are recognized as the services are provided during each month. Revenues from feasibility studies are recognized based on the terms of the services contract.
      Rental income from our alternative fuels segment is recognized monthly as per the lease agreement, and is included in the alternative fuels segment as a part of service revenues.
     Inventories. Our inventory is stated at the lower of cost or estimated net realizable value. The cost of inventories is determined using the first-in first-out method. We perform a quarterly analysis of its inventory balances to determine if the carrying amount of inventories exceeds their net realizable value. The analysis of estimated net realizable value is based on customer orders, market trends and historical pricing. If the carrying amount exceeds the estimated net realizable value, the carrying amount is reduced to the estimated net realizable value. We allocate fixed production overhead costs based on the normal capacity of our production facilities.
     Valuation of Long-Lived Assets and Intangible Assets. We assess the realizable value of long-lived assets and intangible assets for potential impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In assessing the recoverability of our assets, we make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. In addition, we make assumptions regarding the useful lives of these assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets. For more information, refer to Note 7 to the Consolidated Financial Statements.
     Stock Based Compensation. We adhere to the provisions of SFAS 123(R) using the modified-prospective transition method. Under this method, stock-based compensation expense for the interim period ended December 31, 2007 and fiscal years ended September 30, 2007 and 2006 includes compensation expense for all stock-based compensation awards granted subsequent to September 30, 2005 based on grant-date fair value estimated in accordance with the provisions of SFAS 123(R). We use the Black-Scholes valuation model to value the equity instruments issued. The Black-Scholes valuation model uses assumptions of expected volatility, risk-free interest rates, the expected term of options granted and expected rates of dividends. Management determines these assumptions by reviewing current market rates, making industry comparisons and reviewing conditions relevant to our Company. Refer to Note 13 to the Consolidated Financial Statements.
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

RESULTS OF OPERATIONS
     More detailed information about our consolidated financial statements is provided in the following portions of this section. The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto as presented in this report and in our Annual Report on Form 10-K for the year ended September 30, 2007.
Selected Business Segment Information
     The revenue and operating income (loss) amounts in this report are presented in accordance with accounting principles generally accepted in the United States of America. Segment information appearing in Note 15 of the Notes to the Consolidated Financial Statements is presented in accordance with SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.”
     The following table provides revenues, operating income (loss) from operations and net loss from continuing operations by each of our business segments for the three months ended December 31, 2007 and 2006. More complete details about the results of operations of our business segments are set forth later in this report under the section heading “Three Months Ended December 31, 2007 Compared to December 31, 2006”.

	Three Months Ended December 31,
	2007	2006
	(Thousands)
Revenues:
Nitrogen products manufacturing	$46,893	$35,385
Alternative fuels	567	45

Total revenues	$47,460	$35,430

Operating (loss) income:
Nitrogen products manufacturing	$8,775	$3,110
Alternative fuels	(32,202)	(14,593)

Total operating loss	$(23,427)	$(11,483)

Net (loss) income from continuing operations before income taxes:
Nitrogen products manufacturing	$9,107	$3,083
Alternative fuels	(32,544)	(14,721)

Total net loss from continuing operations before income taxes	$(23,437)	$(11,638)

Comparison of Changes between Periods
     The following table sets forth, for the three months ended December 31, 2007 and 2006, a comparison of changes between the periods in the components of our Consolidated Statements of Operations from continuing operations:

	Three Months Ended December 31,
	2007	2006
Net Sales by Category
Nitrogen products manufacturing	98.8%	99.9%
Technical services	1.1%	—
Rental income	0.1%	0.1%

Total Net Sales	100.0%	100.0%

Gross Profit by Category
Nitrogen products manufacturing	20.9%	10.5%
Technical services	80.1%	—
Rental income	100.0%	100.0%
Total gross profit percentage	21.7%	10.6%

Income Statement Components as a Percentage of Consolidated Net Sales from Continuing Operations

Operating Expenses
Selling, general and administrative	18.6%	18.8%
Depreciation and amortization	0.5%	0.5%
Research and development	33.7%	23.7%
Loss on impairment	18.2%	—%

Total Operating Expense	71.0%	43.0%

Loss from Operations	(49.4)%	(32.4)%

Other income (expense)
Interest and dividend income	1.6%	1.6%
Interest expense	(1.6)%	(2.1)%

Total Other Income (Expense)	(0.0)%	(0.4)%

Net loss from continuing operations	(49.4)%	(32.9)%

THREE MONTHS ENDED DECEMBER 31, 2007 COMPARED TO DECEMBER 31, 2006:
Continuing Operations
Revenues

	Three Months Ended
	December 31,
	2007	2006
	(Thousands)
Revenues:
Nitrogen products manufacturing	$46,893	$35,385

Total products revenues	46,893	35,385
Technical services	529	8
Rental income	38	37

Total services revenues	567	45

Total revenues	$47,460	$35,430

     Nitrogen products manufacturing. Our nitrogen products manufacturing segment provides revenue from sales of various nitrogen fertilizer products manufactured at our East Dubuque Plant. The East Dubuque Plant is designed to produce anhydrous ammonia, nitric acid, urea ammonium nitrate solutions, urea liquor, granular urea and carbon dioxide using natural gas as a feedstock. Revenues are seasonal based on the planting, growing, and harvesting cycles of customers utilizing nitrogen fertilizer.

     Product sales for the three months ended December 31, 2007 were $46,893,000 which included $518,000 of revenue derived from natural gas sales. Product sales during the three months ended December 31, 2006 were $35,385,000 which included $1,625,000 of revenue from natural gas sales. The increase in quarterly sales in the current year compared with the prior year was due to strong demand and substantial increases in market prices. The result was a substantial increase in the average sales price per ton combined with a 7.5% increase in total tons shipped. The average sales price per ton increased by 44% for urea ammonium nitrate solutions and 37% for anhydrous ammonia. These two products comprised approximately 90% and 85% of the product sales in the first quarter of each fiscal year, respectively.
     Technical Services. Technical service revenues are technical services related to the Rentech Process which are provided by the scientists and technicians who staff our development and testing laboratory, and are included in our alternative fuels segment. The revenue earned from technical services during the three months ended December 31, 2007 was for progress billing from work performed under contracts.
     Rental Income. Rental income is derived by leasing part of our development and testing laboratory building to a tenant. Rental income from this tenant contributed $38,000 in revenue during the three months ended December 31, 2007 as compared to $37,000 during the three months ended December 31, 2006. Rental income is included in our alternative fuels segment because the rental income is generated from the laboratory building that houses our development and testing laboratory, which is part of the alternative fuels segment.
Cost of Sales

	Three Months Ended December 31,
	2007	2006
	(Thousands)
Cost of sales:
Nitrogen products manufacturing	$37,077	$31,683
Technical services	105	—

Total cost of sales	$37,182	$31,683

     Nitrogen Products Manufacturing. Cost of sales for our nitrogen products manufacturing was $37,077,000 for the three months ended December 31, 2007, which included $568,000 of costs associated with natural gas sales. We purchase a portion of our natural gas on the open market through the use of fixed priced contracts, which allows us to lock in our gas costs in advance. Natural gas and labor and benefit costs comprised 74.9% and 12.2%, respectively, of cost of sales related to produced inventory sold for the fiscal quarter ended December 31, 2007. Comparatively, natural gas and labor and benefit costs comprised 71.1% and 9.3%, respectively, of cost of sales related to produced inventory sold for the fiscal quarter ended December 31, 2006. Cost of sales as a percentage of sales was higher during the quarter ended December 31, 2007 than during the same period in the prior year due to a higher cost of natural gas.
     Technical Services. Cost of sales for our technical services during the three months ended December 31, 2007 was for costs incurred for work performed under a contract.
Gross Profit

	Three Months Ended December 31,
	2007	2006
	(Thousands)
Gross profit:
Nitrogen products manufacturing	$9,816	$3,702
Technical services	424	8
Rental income	38	37

Total gross profit	$10,278	$3,747

     Our gross profit for the three months ended December 31, 2007 was $10,278,000 as compared to $3,747,000 for the three months ended December 31, 2006. The increase of $6,531,000, or 174% resulted primarily from strong pricing and demand for nitrogen products.

     Nitrogen Products Manufacturing. Gross profit for nitrogen products manufacturing was $9,816,000 for the three months ended December 31, 2007, which includes $50,000 of gross loss associated with natural gas sales compared with $3,702,000 of gross margin in the three months ended December 31, 2006, which includes $93,000 of gross loss associated with natural gas sales. Gross margin in the first quarter was 20.9% in fiscal 2008 compared with 10.5% in fiscal 2007. Strong product demand and increased market pricing for products offset partially by moderate increases in natural gas prices were the primary drivers for the increased gross margin.
     Technical Services. Gross profit for technical services was $424,000 for the three months ended December 31, 2007 from progress work under a license agreement and a contract.
Operating Expenses

	Three Months Ended December 31,
	2007	2006
	(Thousands)
Operating expenses:
Selling, general and administrative	$8,811	$6,658
Depreciation and amortization	250	166
Research and development	15,990	8,406
Loss on impairment	8,654	—

Total operating expenses	$33,705	$15,230

     Operating expenses consist of selling, general and administrative expenses, depreciation and amortization, research and development and loss on impairment. Our operating expenses have historically been grouped into several categories of major expenses. Selling, general and administrative expenses include: salaries and benefits, contract and consulting fees, travel and entertainment expense, audit and tax expense, legal expense, insurance expense, information technology expense, investor relations and project development expense. Salaries and benefits include significant non-cash charges for the recognition of compensation expense recorded in accordance with SFAS 123(R). We incur substantial research and development expenses in our testing laboratory where we actively conduct work to further improve our technology and to perform services for our customers. In addition, we incurred significant operating expenses related to constructing and implementing our plans to operate a fully integrated FT facility at the PDU. During the first quarter of fiscal 2008, we recognized impairment losses on wind down costs incurred on the suspended REMC conversion project. Refer to Note 7 to the Consolidated Financial Statements.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $8,811,000 during the three months ended December 31, 2007, compared to $6,658,000 for the three months ended December 31, 2006.
     The stock based compensation expense under SFAS 123(R) was $1,119,000 for the quarter ended December 31, 2007 and $1,013,000 for the quarter ended December 31, 2006, an increase of $106,000 in SFAS 123(R) compensation expense. The increase in the quarter ended December 31, 2007 was due to an increase in the value recognized upon vesting of restricted stock units granted to certain executives partially offset by a decrease in the vested number of common stock options. Refer to Note 13 to the Consolidated Financial Statements.
     During the quarter ended December 31, 2007 we incurred certain one-time expenses totaling $373,000 for recognizing a bad debt expense on billings within our technical services segment. We had no such transaction in the first quarter ended December 31, 2006.

     Excluding the impact of compensation expense under SFAS 123(R) and one-time expenses, from selling, general and administrative expenses for the three months ended December 31, 2007 resulted in an increase in operating expenses of $1,674,000 compared to the same period in fiscal 2007. This increase resulted primarily from increases in expenses for salaries and benefits, recruitment, travel, information technology, professional fees, insurance, public company and project development. Explanations for each of these changes are as follows:
•	Salaries and benefits increased by $980,000. The increase was the result of hiring new employees primarily related to the construction of the PDU, operations at REMC and the addition of corporate management position.

•	Recruitment expenses decreased by $166,000 as a result of a reduction in hiring efforts in fiscal 2008.

•	Travel costs increased by $283,000 consistent with the Company’s growth and expanded geographic presence.

•	Information technology expense increased by $575,000 as the Company enhanced its data and communication infrastructure.

•	Professional fees including legal services and accounting fees for audit and tax services increased by $56,000.

•	Insurance expenses decreased by $44,000 for the three months ended December 31, 2007 compared to the same period in 2006 primarily as a result of premium reductions to our general liability policy and a refund of previously paid premiums upon policy audits which were partially offset by additional builder’s risk coverage for the PDU related to the ongoing construction efforts.

•	Expenses associated with complying with our public company requirements decreased by $218,000 due to reductions in the use of external resources previously utilized for compliance.

•	Project development expenses, including scoping and feasibility studies, increased by $83,000 primarily due to activity associated with the Natchez Project.
     The remaining selling, general and administrative expenses increased by $125,000 during the three months ended December 31, 2007 in comparison with the related expenses for the fiscal quarter ended December 31, 2006, none of which were individually significant.
     Depreciation and Amortization. Though a portion of depreciation and amortization expense is associated with assets supporting general and administrative functions, the majority of the expense originates from our nitrogen products manufacturing segment and, as a manufacturing cost, is distributed between cost of goods sold and finished goods inventory. The components of depreciation and amortization expense for the three months ended December 31, 2007 and December 31, 2006 were as follows:
•	Depreciation expense for the quarter included in cost of sales from our nitrogen products manufacturing segment was $1,489,000 and $1,290,000, respectfully.

•	Depreciation expense for the quarter within operating expenses was $250,000 and $166,000, respectfully, and was mostly attributable to our alternative fuels segment reflecting the increase in depreciable fixed assets which were primarily buildings, along with lab, computer and office equipment.

•	The total depreciation and amortization expense included in the statement of operations was $1,739,000 and $1,456,000, an increase of $283,000.
     Research and Development. Research and development expenses, which is included in our alternative fuels segment, were $15,990,000 during the quarter ended December 31, 2007 compared to $8,406,000 for the quarter ended December 31, 2006 or an increase of $7,584,000. Expenses incurred for the design, construction and procurement of equipment for the PDU comprise 89% of the total in research and development expense for the first quarter of fiscal 2008. Also included in the increase for the fiscal quarter ended December 31, 2007, were expenses incurred for work on advanced catalysts, catalyst separation from crude wax, process optimization, and product upgrading.

     Loss on Impairment. On December 4, 2007, the Company announced a change in the physical location for its first commercial synthetic fuels plant utilizing the Rentech Process from REMC to the Natchez Project. As a result of shift to the Natchez Project, the Company suspended development on the conversion of the East Dubuque Plant. Costs incurred winding down the REMC conversion project were capitalized in construction in process with a corresponding increase in impairment. During the quarter ended December 31, 2007, the Company recorded an impairment loss of $8,654,000 related to winding down the suspended REMC conversion project.
(Loss) Income from Operations

	Three Months Ended December 31,
	2007	2006
	(Thousands)
(Loss) income from operations:
Nitrogen products manufacturing	$8,775	$3,110
Technical services	(32,240)	(14,630)
Rental income	38	37

Loss from operations	$(23,427)	$(11,483)

     Loss from operations during the three months ended December 31, 2007 increased by $11,944,000. The increased loss compared to the first quarter of the prior fiscal year resulted from an increase in total operating expenses of $18,475,000 during the three months ended December 31, 2007 partially offset by an increase in gross profit of $6,531,000.
     Nitrogen Products Manufacturing. Income from operations for nitrogen products manufacturing was $8,775,000 for the three months ended December 31, 2007. The gain from operations for the nitrogen products manufacturing segment was due to higher product prices and higher sales volumes than in the same period from the prior year.
     Technical Services. Loss from operations for technical services was $32,240,000 during the three months ended December 31, 2007, up from $14,630,000 during the three months ended December 31, 2006, an increase of $17,610,000 primarily due to continued expenditures toward completion of the PDU.
Other (Expense) Income

	Three Months Ended December 31,
	2007	2006
	(Thousands)
Other (expense) income:
Interest and dividend income	$737	$574
Interest expense	(759)	(729)
Loss on the disposal of fixed assets	(2)	—
Other income	14	—

Total other (expense)	$(10)	$(155)

     Interest Income. Interest income during the three months ended December 31, 2007 was $737,000, an increase from $574,000 during three months ended December 31, 2006. The increased interest income was due to an increase in funds invested in interest-bearing cash accounts. The nitrogen product manufacturing segment had substantial sales under prepaid contracts, increasing the balance of interest bearing cash accounts and resulting in greater interest income. This increase in interest income was slightly offset by a decrease in interest income from our holdings of investment-grade marketable securities which had a lower balance during the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007.
     Interest Expense. Interest expense during the three months ended December 31, 2007 was $759,000, increased by $30,000 or 4% over the three months ended December 31, 2006. The primary component of interest expense is related to the Company’s 4.00% Convertible Senior Notes Due 2013 issued in April 2006.

Net (Loss) Income from Continuing Operations

	Three Months Ended December 31,
	2007	2006
	(Thousands)
Net (loss) income from continuing operations:
Nitrogen products manufacturing	$9,107	$3,083
Technical services	(32,582)	(14,758)
Rental income	38	37

Net (loss) from continuing operations	$(23,437)	$(11,638)

     Net income from continuing operations for nitrogen products manufacturing was $9,107,000 during the three months ended December 31, 2007, up from $3,083,000 during the three months ended December 31, 2006, an increase of $6,024,000 or 195% due to reasons previously discussed.
     Net loss from continuing operations for technical services was $32,582,000 during the three months ended December 31, 2007, up from $14,759,000 during the three months ended December 31, 2006, an increase of $17,823,000 due to increases in research and development expenses, increases in selling, general and administrative expenses and loss on impairment as previously discussed.
     For the three months ended December 31, 2007, we experienced a net loss from continuing operations of $23,437,000 compared to a net loss from continuing operations of $11,638,000 during the three months ended December 31, 2006. The increase of $11,799,000 resulted from an increase in selling, general and administrative expenses of $18,475,000, which included a loss on impairment of $8,654,000, partially offset by an increase in gross profit of $6,531,000.
Discontinued Operations
Net Income from Discontinued Operations

	Three Months Ended December 31,
	2007	2006
	(Thousands)
Revenues	$—	$1,179
Cost of sales	—	762
Gross profit	—	417
Operating expenses	—	192
Income from operations	—	225

Net income from discontinued operations	$—	$225

     Net income from discontinued operations. There were no discontinued operations during the quarter ended December 31, 2007 while we sold PML during the comparable quarter in fiscal 2007. Refer to Note 3 to the Consolidated Financial Statements.
Net Loss Applicable to Common Stockholders

	Three Months Ended December 31,
	2007	2006
	(Thousands)
Net loss	$(23,414)	$(8,692)

Net loss applicable to common stockholders	$(23,414)	$(8,692)

     For the three months ended December 31, 2007, we experienced a net loss applicable to common stockholders of $23,414,000, or $0.143 per share compared to a net loss applicable to common stockholders of $8,692,000, or $0.061 per share during the three months ended December 31, 2006.

ANALYSIS OF CASH FLOW
     The following table summarizes our Consolidated Statements of Cash Flows:

	Three Months Ended December 31,
	2007	2006
	(Thousands)
Net Cash Provided by (Used in):
Operating activities	$8,169	$(527)
Investing activities	(7,821)	(3,422)
Financing activities	1,353	208

Net increase (decrease) in cash and cash equivalents	$1,701	$(3,741)

Cash Flows From Operating Activities
     Net Loss. Operating activities produced net losses of $23,414,000 during the three months ended December 31, 2007, as compared to $8,692,000 during the three months ended December 31, 2006. The cash flows used in operations during these periods resulted from the following operating activities:
     Depreciation. Depreciation expense increased during the three months ended December 31, 2007 by $427,000, as compared to the three months ended December 31, 2006. The increase in depreciation expense was attributable to REMC fixed asset additions in 2007 and depreciation charged to cost of goods sold.
     Amortization. Amortization expense decreased by $7,000 as certain intangible assets became fully amortized.
     Impairment of Assets. On December 4, 2007, we announced a change in the physical location for our first commercial synthetic fuels plant utilizing the Rentech Process from REMC to the Natchez Project. As a result of the shift to the Natchez Project, we suspended development on the conversion of the East Dubuque Plant. Costs incurred winding down the REMC conversion project are capitalized in construction in process with a corresponding increase in impairment. During the quarter ended December 31, 2007, we recorded an impairment loss of $8,654,000 related to winding down the suspended REMC conversion project. For more information, refer to Note 7 to the Consolidated Financial Statements.
     Utilization of Spare Parts. During the three months ended December 31, 2007, we utilized $241,000 of spare parts in our production of nitrogen-based fertilizers as compared to utilization of $457,000 during the three months ended December 31, 2006. The reduction in usage was due to the plant’s higher usage of spare parts in the first quarter of fiscal 2007 due to an unscheduled plant shutdown. No such shutdown occurred in the first quarter of fiscal 2008.
     Bad Debt Expense. In the first quarter of fiscal 2008, we increased our allowance for doubtful accounts by $373,000 as a result of uncertainties on the collectability of billings under a technical services agreement.
     Loss of sale of Fixed Assets. During the first quarter of fiscal 2008, we sold fixed assets for an aggregate loss of $2,000.
     Non-Cash Interest Expense. Total non-cash interest expense recognized during the three months ended December 31, 2007 was $187,000, compared to $190,000 during the three months ended December 31, 2006. The non-cash interest expense recognized was due to the amortization of bond issue costs and beneficial conversion feature expenses of our convertible notes.
     Write down of Inventory to Market. As of December 31, 2007, we wrote down the value of the natural gas inventory by $82,000 to equal market pricing. As of December 31, 2006, we wrote down inventory by $509,000 due to inefficiencies in production that occurred because of an unscheduled shutdown of the plant.
     Gain on Sale of Subsidiary. In November 2006, we sold PML which was wholly-owned for $5,349,000. We recorded a gain on the sale of $2,721,000. During the first quarter of fiscal 2008, we received $23,000 from the prior divestiture of REN Corporation.

     Options for Common Stock Issued for Services. During the three months ended December 31, 2007, we recorded $303,000 of compensation expense related to stock options that vested during the period as compared to $433,000 of compensation expense for the similar period in the prior fiscal year. The decrease was consistent with a reduction in the number of options granted. The options were valued using the Black-Scholes option-pricing model at time of the option grant.
     Restricted Stock Units Issued for Services. During the three months ended December 31, 2007, we recorded $847,000 of compensation expense related to RSU’s that vested during the period. This compares with $651,000 of expense from the similar period in the prior fiscal year. The difference was attributable to the amortization of a grant that occurred in the second quarter of fiscal 2007. During the current quarter, 173,000 RSU’s vested of which 104,000 were settled in shares of common stock and 69,000 were settled in cash in order to meet minimum tax withholding requirements. We recognized the fair value of the 69,000 RSU’s, or $121,000, as repurchase of shares issued, and no additional compensation cost was recognized.
     Changes in Operating Assets and Liabilities. The changes in operating assets and liabilities, net of business combination, result from the following factors:
     Accounts Receivable. During the first three months of fiscal 2008, accounts receivable decreased by $25,930,000 due to the receipt of customer payments from previously billed accounts receivable and contract sales agreements in our nitrogen products manufacturing segment.
     Other Receivables. Other receivables was used to record inventory transfers to a third party under a product exchange agreement. The balance of the account at September 30, 2007 was $2,508,000. During the three months ended December 31, 2007, the majority of the inventory was returned relieving $2,365,000 of the receivable and the remainder was invoiced to the customer.
     Inventories. Inventories decreased during the three months ended December 31, 2007 by $3,373,000. The decrease was due to the high sales volume in our nitrogen products manufacturing segment, which occurred in the same period. Not included in the decrease was the book value of the returned inventory under the product exchange agreement of $2,366,000.
     Prepaid Expenses and Other Current Assets. Prepaid expenses and other current assets decreased during the three months ended December 31, 2007 by $1,913,000. The decrease was primarily caused by the discontinuance of vendor prepayments due to suspending the REMC conversion project.
     Accounts Payable. Accounts payable decreased by $2,366,000 during the three months ended December 31, 2007. This decrease resulted primarily from the timing of receiving and paying trade payables, the majority of which were associated with the construction of the PDU, construction in progress costs for conversion of the East Dubuque Plant and other development projects.
     Accrued Retirement Payable. Accrued retirement payable decreased by $125,000 to an ending balance of $0 as a result of the final payments made to our former CEO and COO during the three months ended December 31, 2007.
     Deferred Revenue. We record a liability for deferred revenue upon execution of product prepayment contracts which creates an obligation for delivery of a product within a specified period of time in the future. Cash received on deferred revenue contracts decreased by $5,277,000 during the quarter ended December 31, 2007. This decrease was due to fulfillment of product purchase commitments that were executed earlier in the calendar year.
     Accrued Interest Expense. Total accrued interest expense decreased by $575,000 in the fiscal quarter ended December 31, 2007 due to the semi-annual payment of interest on the Company’s 4% convertible senior notes.
     Accrued Liabilities, Accrued Payroll and Other. Accrued liabilities, accrued payroll and other decreased by $4,458,000 during the three months ended December 31, 2007 mainly as a result of the timing of payment of certain payroll and bonus related accruals.

     Net Cash Provided by (Used in) Operating Activities. The total cash provided by operations was $8,169,000 during the three months ended December 31, 2007, as compared to $527,000 of cash used in operations during the three months ended December 31, 2006.
Cash Flows from Investing Activities
     Marketable Securities, Held for Sale. Marketable securities are available for sale to fund our future operational needs. During the three months ended December 31, 2007, our investment securities held for sale increased by $321,000 as a result of interest and dividend income received and decreased by $3,000 for the payment of management fees. During the current quarter, there were neither additional investments nor draw downs. The investment advisors calculated a net unrealized loss of $165,000 on the value of the portfolio as of December 31, 2007.
     Purchase of Property and Equipment. During the three months ended December 31, 2007, we purchased $579,000 of property and equipment. Of these purchases, 95% was attributable to purchases were related to capitalized improvements to the East Dubuque Plant and purchases of spare parts for the East Dubuque Plant.
     Purchase of Construction in Progress. During the three months ended December 31, 2007, we incurred $6,897,000 of construction in progress costs, primarily related to winding down the conversion at REMC.
     Proceeds from Sale of Subsidiary. In the prior year, the gross proceeds collected during the first quarter was $5,398,000 related to our sale of PML on November 15, 2006.
     Other Assets and Deposits. During the three months ended December 31, 2007, net cash of $56,000 was used for other assets and deposits comprised of $93,000 of land options associated with the Natchez Project partially offset by a write off of $30,000 associated with the REMC conversion project.
     Net Cash Used in Investing Activities. The total cash used in investing activities was $7,821,000 during the three months ended December 31, 2007 as compared to cash used of $3,422,000 during the three months ended December 31, 2006.
Cash Flows from Financing Activities
     Proceeds from Options and Warrants Exercised. During the three months ended December 31, 2007, the Company collected $1,328,000 related to stock options and warrants that were exercised.
     Payment of Financial Advisory Fees. We engaged Credit Suisse to act as our exclusive financial advisor with respect to the development, financing and review of certain financing matters in connection with projects in Adams County, Mississippi and at the East Dubuque Plant. Through the end of fiscal 2007, payments made by us had reached the contractual limit of $2,750,000 and as such, no payment was made during the fiscal quarter ended December 31, 2007. In the same quarter of the prior year, the payments were $250,000 under the contract.
     Proceeds/Payments on Line of Credit, Net. During the three months ended December 31, 2007, we made $66,549,000 of payments on and received $66,549,000 of proceeds from our line of credit.
     Net Cash Provided by Financing Activities. The total cash provided by investing activities was $1,353,000 during the three months ended December 31, 2007 as compared to cash provided of $208,000 during the three months ended December 31, 2006.
Increase in Cash and Cash Equivalents
     Cash and Cash Equivalents increased during the three months ended December 31, 2007 by $1,701,000 compared to a decrease of $3,741,000 during the three months ended December 31, 2006. These changes increased the ending cash balance at December 31, 2007 to $35,393,000, and decreased the ending cash balance at December 31, 2006 to $22,825,000.

LIQUIDITY AND CAPITAL RESOURCES
     At December 31, 2007, we had working capital of $16,978,000, as compared to working capital of $37,961,000 at September 30, 2007. Our current assets totaled $84,520,000, including net accounts receivable of $11,803,000, and our current liabilities were $67,542,000. We had long-term liabilities of $65,749,000, of which most related to our long-term convertible debt. From our inception on December 18, 1981 through December 31, 2007, we have incurred cummulative losses in the amount of $215,952,000. For the three months ended December 31, 2007, we recognized a net loss of $23,414,000, and positive cash flow from operations of $8,169,000. If we do not operate at a profit in the future, we may be unable to continue our operations at the present level or at all.
     Historically, for working capital we have relied upon private placements and public offerings of our common stock, which has been sold at a discount from the market price. We have also previously sold convertible preferred stock and convertible promissory notes bearing interest in private placements and public offerings. For the years ended September 30, 2007, 2006 and 2005, we received cash proceeds from the issuance of common stock of $56,758,000 (including $54,851,000 from the issuance of common stock and $1,907,000 from the exercise of stock options and warrants), $81,836,000 (including $62,560,000 from the issuance of common stock, $12,255,000 from the receipt of a subscription receivable and $7,021,000 from the exercise of stock options and warrants), and $21,114,000 (including $18,607,000 from the issuance of common stock and $2,507,000 from the exercise of stock options and warrants, respectively). In addition, we received cash proceeds from long-term debt and long-term convertible debt to stockholders of $0, $57,500,000, and $2,850,000 for each of the three fiscal years, respectively, as well as $0, $0, and $8,315,000 from the issuance of convertible preferred stock.
     Our principal needs for liquidity are to fund working capital, pay for research and development of the Rentech Process, complete construction of the PDU and finance its operation, operate the East Dubuque Plant and fund development of the Natchez Project and other commercial projects.
     The business of REMC is highly seasonal and can require substantial working capital during the period when nitrogen fertilizer sales are slow and we are building inventory in anticipation of the planting season. From our acquisition of REMC in April 2006 through January 2008 we maintained a $30 million line of credit in the event that our working capital needs exceeded available funds. We have not borrowed any funds under the line of credit for the past four fiscal quarters, and we believe that prepayments of product sales and cash flows generated by REMC’s business are sufficient to meet our working capital needs. We terminated our line of credit in February 2008 and do not currently plan to put a new line of credit in place.
     To achieve our objectives as planned for fiscal 2008, we will require substantial amounts of capital that we do not now have to fund the construction of the Natchez Project, the operation of the PDU, and other development projects. In order to fund these projects and to meet our other working capital requirements, we plan to raise capital at the project level through both debt and equity sources, as well as at the Rentech level where we may issue additional shares of our common stock and other equity or debt securities. We have a shelf registration statement covering $19,186,000 aggregate offering price of securities, up to all of which could be issued for shares of common stock, for issuance in future financing transactions, as of December 31, 2007. We may issue shares of convertible preferred stock or other securities convertible into common stock or we may enter into additional debt instruments. We may also offer securities which will not be registered under the Securities Act of 1933, and may not be offered or sold in the United States absent an available exemption from registration.
     The level of corporate activity required to pursue the opportunities and objectives outlined above has resulted in a materially increased cash burn rate, including costs for consultants, attorneys, accountants, financial advisors, and other service providers, as well as the need for additional personnel, systems, and expense for the Company. These costs are expected to continue. Issuances of preferred stock or additional indebtedness could result in substantially increased dividend or interest costs, as well as transactional and other costs. We believe that our currently available cash, cash flows from operations, and other plans, which could include additional debt or equity financing, will be sufficient to meet our cash operating needs through the fiscal year ending September 30, 2008.

CONTRACTUAL OBLIGATIONS
          We have entered into various contractual obligations as detailed in the our Annual Report on Form 10-K for the year ended September 30, 2007. In the first three months of fiscal 2008, during the normal course of business, the amount of our contractual obligations changed as scheduled payments were made and new contracts were executed. During the first quarter of fiscal 2008, the following significant changes occurred to contractual obligations:
•	Natural gas purchase contracts executed as of December 31, 2007, with delivery dates through March 31, 2008, increased by $10,311,000 to $18,467,000.

•	Purchase obligations decreased by $4,172,000 to $3,700,000.
          Subsequent to December 31, 2007, additional natural gas purchase contracts were executed for $2,395,000 with delivery dates through February 29, 2008.

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
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” This standard improves the relevance, comparability and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way. Additionally, SFAS No.160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption of this standard is prohibited. In the absence of any noncontrolling (minority) interests, management does not currently expect SFAS No. 160 to have a material impact on the Company’s financial condition or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Interest Rate Risk. We are exposed to the impact of interest rate changes related to our investment of current cash and cash equivalents and marketable securities. These funds are generally highly liquid with short-term maturities, and the related market risk for cash and cash equivalents and marketable securities is not considered material. In addition to market risk related to marketable securities, our debt is at fixed rates and at variable interest rates. A hypothetical increase or decrease in interest rates by 1% would have changed annual interest expense on the variable rate loan by approximately $2,000 for the three months ended December 31, 2007. We believe that fluctuations in interest rates in the near term will not materially affect our consolidated operating results, financial position or cash flow.
     Commodity Price Risk. We are exposed to market risk due to changes in natural gas prices. Natural gas is a raw material used in the production of various nitrogen-based products that are manufactured at the East Dubuque Plant. Market prices of nitrogen-based products are affected by changes in natural gas prices as well as supply and demand and other factors. As a normal course of business, REMC currently produces nitrogen-based fertilizer products throughout the year to supply its needs during the high sales volume spring season. Nitrogen-based inventory remaining at the end of the spring season will be subject to market risk due to changes in natural gas prices and supply and demand. Currently, REMC purchases natural gas for use in its East Dubuque Plant on the spot market, and through short-term, fixed-supply, fixed-price and index-price purchase contracts. Notwithstanding these purchase contracts, REMC remains exposed to significant market risk. There has been a generally increasing trend in natural gas prices during the last three years with prices reaching record highs in 2005 and then reducing in 2006 and 2007 due to various supply and demand factors, including the increasing overall demand for natural gas from industrial users, which is affected, in part, by the general conditions of the United States economy, and other factors. Seasonal fluctuations exist within each year resulting from various supply and demand factors, such as the severity of winters affecting consumer consumption for heating, summers affecting industrial demand by utilities for electrical generation, among other factors. Changes in levels of natural gas prices and market prices of nitrogen-based products can materially affect REMC’s financial position and results of operations. A hypothetical increase of $0.10 per MMBTU of natural gas could increase the cost to produce one ton of ammonia by approximately $3.50. REMC has experienced no difficulties in securing supplies of natural gas, however, natural gas is purchased at market prices and such purchases are subject to price volatility.
ITEM 4. CONTROLS AND PROCEDURES
     Disclosure Controls and Procedures. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.
     Changes in Internal Control over Financial Reporting There has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
In the normal course of business, the Company is party to litigation from time to time. The Company maintains insurance to cover certain actions. We believe that resolution of such litigation will not have a material adverse effect on the Company.
ITEM 1A. RISK FACTORS.
     There have been no material changes to the risk factors disclosed in Part I, Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended September 30, 2007.
ITEM 5. OTHER INFORMATION.
In April 2006, our subsidiary REMC secured a $30 million line of credit from CIT, the CIT Facility, to support the working capital needs of REMC’s nitrogen fertilizer plant. We have not borrowed any funds under the CIT Facility for the past four fiscal quarters, and we believe that prepayments of product sales and cash flows generated by REMC’s business are sufficient to meet our working capital needs. On January 28, 2008, we received a notice of an event of default from CIT, citing events of default related to REMC’s minimum tangible net worth and the making of intercompany loans in violation of provisions contained in the CIT Facility. On February 7, 2008 we notified CIT of our intention to terminate the CIT Facility effective March 8, 2008 after the expiration of a 30 day notice period. We do not currently plan to put a new line of credit in place.

ITEM 6. EXHIBITS.
Exhibit Index

10.1	Amendment to Site License Agreement, dated October 26, 2007 between Rentech, Inc. and Medicine Bow Fuel & Power LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed on November 1, 2007).

10.2	Omnibus Amendment, dated December 7, 2007 among Rentech, Inc., Medicine Bow Fuel & Power LLC and DKRW Advanced Fuels LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed on December 13, 2007).

31.1	Certification of President and Chief Executive Officer Pursuant to Rule 13a-14 or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 or Rule 15d-14(a).

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RENTECH, INC.
Dated: February 8, 2008	/s/ D. Hunt Ramsbottom
D. Hunt Ramsbottom, President and
Chief Executive Officer

Dated: February 8, 2008	/s/ I. Merrick Kerr
Merrick Kerr
Chief Financial Officer