Form 10-Q
period 2008-03-31
RENTECH INC /CO/
filed 2008-05-09
CIK 868725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
The number of shares of the Registrant’s common stock outstanding as of May 5, 2008 was 165,775,564

RENTECH, INC.
Form 10-Q
Second Quarter ended March 31, 2008

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RENTECH, INC.
Consolidated Balance Sheets
(Stated in Thousands, Except Per Share Data)

	As of
	March 31, 2008	September 30, 2007
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$23,321	$33,692
Restricted cash, short-term	100	104
Available for sale securities, net of unrealized loss of $0 (March 31, 2008) and $2 (September 30, 2007) (Note 4)	114	22,259
Accounts receivable, net of $499 (March 31, 2008) and $126 (September 30, 2007) allowance for doubtful accounts (Note 5)	25,519	36,213
Inventories (Note 6)	31,228	13,611
Prepaid expenses and other current assets	1,820	4,197
Other receivables, net	3	2,508

Total current assets	82,105	112,584

Property, plant and equipment (Note 7)	57,045	59,002

Construction in progress (Note 7)	7,176	4,192

Other assets
Licensed technology and technology rights, net of accumulated amortization of $3,624 (March 31, 2008) and $3,509 (September 30, 2007) (Note 2)	95	210
Available for sale securities, noncurrent, net of unrealized loss of $783 (March 31, 2008) and $0 (September 30, 2007) (Note 4)	8,228	—
Other assets and deposits (Note 9)	6,612	6,923
Restricted cash, long-term	156	152

Total other assets	15,091	7,285

Total assets	$161,417	$183,063

See Notes to Consolidated Financial Statement

RENTECH, INC.
Consolidated Balance Sheets — Continued
(Stated in Thousands, Except Per Share Data)

	As of
	March 31, 2008	September 30, 2007
	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable	$8,168	$11,299
Accrued payroll and benefits	3,933	4,478
Accrued liabilities	17,414	10,476
Accrued liability under restricted stock awards (Note 12)	86	—
Deferred revenue (Note 2)	65,739	46,982
Accrued interest	1,054	1,061
Accrued retirement payable (Note 11)	—	125
Convertible notes payable to related parties (Note 16)	185	181
Current portion of long-term debt (Note 8)	22	21

Total current liabilities	96,601	74,623

Long-term liabilities
Long-term debt, net of current portion (Note 8)	942	951
Long-term convertible debt (Note 9)	56,867	56,804
Advance for equity investment (Note 11)	7,892	7,892
Other long-term liabilities	62	81

Total long-term liabilities	65,763	65,728

Total liabilities	162,364	140,351

Commitments and contingencies (Notes 2, 10 and 11)
Stockholders’ (deficit) equity (Note 12)
Preferred stock — $10 par value; 1,000 shares authorized; 90 series A convertible preferred shares authorized; no shares outstanding and $0 liquidation preference	—	—
Series C participating cumulative preferred stock — $10 par value; 500 shares authorized; no shares issued and outstanding	—	—
Common stock — $.01 par value; 250,000 shares authorized; 165,775 (March 31, 2008) and 163,805 (September 30, 2007) shares issued and outstanding	1,658	1,638
Additional paid-in capital	237,367	233,447
Notes receivable on sale of common stock (Note 12)	(606)	—
Accumulated deficit	(238,583)	(192,373)
Accumulated other comprehensive loss	(783)	—

Total stockholders’ (deficit) equity	(947)	42,712

Total liabilities and stockholders’ (deficit) equity	$161,417	$183,063

See Notes to Consolidated Financial Statements.

RENTECH, INC.
Consolidated Statements of Operations
(Stated in Thousands, Except Per Share Data)

	Three Months ended March 31,		Six Months ended March 31,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Revenues
Product sales	$28,485	$16,873	$75,378	$52,258
Service revenues	48	32	616	76

Total revenues	28,533	16,905	75,994	52,334

Cost of sales
Product sales	20,613	16,085	57,690	47,768
Service revenues	3	—	108	—

Total cost of sales	20,616	16,085	57,798	47,768

Gross profit	7,917	820	18,196	4,566

Operating expenses
Selling, general and administrative expenses	8,986	6,923	17,796	13,581
Depreciation and amortization expenses	260	182	511	348
Research and development expenses	22,094	11,011	38,085	19,416
Loss on impairment (Notes 2 and 7)	421	—	9,075	—
Recovery of payment to vendor (Note 7)	(1,364)	—	(1,364)	—

Total operating expenses	30,397	18,116	64,103	33,345

Operating loss	(22,480)	(17,296)	(45,907)	(28,779)

Other income (expense)
Interest and dividend income	482	748	1,219	1,322
Interest expense	(843)	(649)	(1,602)	(1,378)
Loss on disposal of fixed assets	(1)	—	(4)	—
Other income	30	19	46	19

Total other income (expense)	(332)	118	(341)	(37)

Net loss from continuing operations before income taxes	(22,812)	(17,178)	(46,248)	(28,816)
Income tax benefit (expense)	—	—	—	—

Net loss from continuing operations	(22,812)	(17,178)	(46,248)	(28,816)

Discontinued operations (Note 3):
Net income from discontinued operations net of tax of $0	—	—	—	225
Gain on sale of discontinued operations, net of tax of $0	16	—	38	2,721

	16	—	38	2,946

Net loss applicable to common stockholders	$(22,796)	$(17,178)	$(46,210)	$(25,870)

Basic and diluted loss per common share:
Continuing operations	$(.138)	$(.121)	$(.280)	$(.203)
Discontinued operations	.000	.000	.000	.021

Basic and diluted loss per common share	$(.138)	$(.121)	$(.280)	$(.182)

Basic and diluted weighted-average number of common shares outstanding	165,435	142,376	164,930	142,155

See Notes to Consolidated Financial Statements.

RENTECH, INC.
Consolidated Statement of Stockholder’s (Deficit) Equity and Comprehensive Loss
(Stated in Thousands)

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Notes	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Receivable	Deficit	Income (Loss)	(Deficit) Equity
Balance, September 30, 2007	163,805	$1,638	$233,447	$—	$(192,373)	$—	$42,712
Common stock issued for services (Note 12) (1)	400	4	604	(606)	—	—	2
Common stock issued for cash on options and warrants exercised (Note 12) (1)	1,142	11	1,317	—	—	—	1,328
Options for common stock issued for services (Note 13) (1)	50	1	614	—	—	—	615
Restricted stock units issued for services (Note 13) (1)	—	—	1,694	—	—	—	1,694
Restricted stock units settled in cash (Note 13) (1)	—	—	(305)	—	—	—	(305)
Restricted stock units settled in shares (Note 13) (1)	378	4	(4)	—	—	—	—
Comprehensive loss:
Net loss (1)	—	—	—	—	(46,210)	—	(46,210)
Other comprehensive income:
Net unrealized loss on available for sale securities, net of tax (1)	—	—	—	—	—	(783)	(783)

Balance, March 31, 2008 (1)	165,775	$1,658	$237,367	$(606)	$(238,583)	$(783)	$(947)

(1)	Unaudited.
See Notes to Consolidated Financial Statements.

RENTECH, INC.
Consolidated Statements of Cash Flows
(Stated in Thousands)

	Six Months Ended March 31,
	2008	2007
	(Unaudited)
Cash flows from operating activities
Net loss	$(46,210)	$(25,870)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,578	3,864
Amortization	115	129
Impairment of assets	9,075	—
Recovery of payment to vendor	(1,364)	—
Utilization of spare parts	487	646
Bad debt expense	373	—
Loss on disposal of fixed assets	4	—
Non-cash interest expense	468	374
Non-cash marketing expense	86	—
Write down of inventory to market	82	509
Gain on sale of subsidiary	(38)	(2,721)
Interest earned on grant proceeds	46	—
Options for common stock issued for services	615	848
Restricted stock units issued for services	1,694	1,407
Changes in operating assets and liabilities Accounts receivable	10,321	(2,730)
Other receivables	2,504	(140)
Inventories	(17,699)	(10,000)
Prepaid expenses and other current assets	2,547	(658)
Accounts payable	(3,131)	(744)
Accrued retirement payable	(125)	(281)
Deferred revenue	18,757	24,174
Accrued interest expense	—	1,067
Accrued liabilities, accrued payroll and other	6,074	1,397

Net cash used in operating activities	(10,741)	(8,729)

Cash flows from investing activities
Purchase of available for sale securities	(478)	(704)
Proceeds from sale of available for sale securities	13,612	22,653
Purchase of property, plant and equipment	(3,134)	(3,507)
Purchase of construction in progress	(10,741)	(17,013)
Proceeds from disposal of fixed assets	22	—
Proceeds from earn-out receivables	38	—
Increase in restricted cash	(6)	(97)
Proceeds from sale of subsidiary	—	5,398
Other assets and deposits	(265)	96

Net cash (used in) provided by investing activities	(952)	6,826

Cash flows from financing activities
Proceeds from issuance of common stock	2	—
Proceeds from options and warrants exercised	1,328	750
Proceeds from grant	—	1,500
Payments of financial advisory fees	—	(280)
Payments on long-term debt and notes payable, net	(8)	(29)

Net cash provided by financing activities	1,322	1,941

(Decrease) increase in cash	(10,371)	38
Cash and cash equivalents, beginning of period	33,692	26,566

Cash and cash equivalents, end of period	$23,321	$26,604

See Notes to Consolidated Financial Statements.

RENTECH, INC.
Consolidated Statements of Cash Flows
(Stated in Thousands)
     For the six months ended March 31, 2008 and 2007, the Company made cash interest payments of approximately $1,183 (including capitalized interest of $55) and $1,188 (including capitalized interest of $188), respectively. Excluded from the statements of cash flows for the six months ended March 31, 2008 and 2007 were the effects of certain non-cash investing and financing activities as follows:

	Six Months Ended March 31,
	2008	2007
	(Thousands)
	(Unaudited)
Mark available for sale securities to market	$783	$2
Issuance of common stock for notes receivable	606	—
Restricted stock units surrendered for withholding taxes payable	305	559
Deferred offering costs included in accounts payable	—	849
See Notes to Consolidated Financial Statements.

RENTECH, INC.
Notes to Consolidated Financial Statements
Note 1 — Description of Business and Basis of Presentation
Description of Business
     Rentech, Inc. (“Rentech”, “we”, or “the Company”) offers technologies that utilize domestic resources to produce ultra-clean synthetic fuels and chemicals. We are actively pursuing global commercialization of our technology. We were incorporated in 1981 to develop technologies that transform under-utilized domestic energy resources into valuable and clean alternative fuels and chemicals. These energy resources include natural gas, biomass, municipal solid waste, petroleum coke and coal. We have developed an advanced derivative of the well-established Fischer-Tropsch, or FT, process for manufacturing diesel fuel, jet fuel and other fuel products and chemicals. Our proprietary advanced derivative of the FT process, which we refer to as the Rentech Process, efficiently converts synthesis gas, referred to as syngas, derived from natural gas, biomass, municipal solid waste, petroleum coke and coal, into liquid hydrocarbon products, including ultra clean diesel fuel, jet fuel, naphtha, specialty chemicals and other fuel products.
     Our business has historically focused on research and development of the Rentech Process and licensing it to third parties. During 2004, we decided to directly deploy our technology in select domestic projects in order to demonstrate commercial operation of the Rentech Process. We initially implemented this strategy by purchasing a company that owns a natural gas-fed nitrogen fertilizer production plant in East Dubuque, Illinois (the “East Dubuque Plant”), which we renamed Rentech Energy Midwest Corporation (“REMC”). We originally planned to convert the REMC plant into a coal-fed facility and gasify the coal to produce fertilizer and synthetic fuels by deploying the Rentech Process. We recently announced that we plan to build our first commercial scale synthetic fuels plant utilizing the Rentech Process at a site in Adams County, Mississippi, near the city of Natchez (the “Natchez Project”), rather than at our fertilizer plant in East Dubuque, Illinois. We expect that the Natchez Project initially will utilize petroleum coke as a feedstock. We are evaluating using biomass or municipal solid waste in addition to petroleum coke as feedstock at the Natchez Project.
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
     In addition to plans for operating our fertilizer plant, Rentech’s business includes operating our Product Demonstration Unit, or PDU, which is located near Denver in Commerce City, Colorado and building commercial scale facilities using the Rentech Process. The PDU is designed for small scale production of ultra-clean diesel and aviation fuels, naphtha, specialty waxes and petrochemicals using five feedstocks — natural gas, biomass, municipal solid waste, petroleum coke and coal, and for other research and development of the Rentech Process. The plant is designed to produce up to 420 gallons (10 barrels) per day of synthetic fuels including ultra-clean diesel and aviation fuels using the Rentech Process. We intend to deliver the fuels from the plant to prospective customers, off-takers, licensees and partners for testing. Initial production will be focused on producing jet fuel and specialty chemicals from natural gas. We expect all mechanical systems at the plant to be constructed and turned over to operations for commissioning and start-up, with first fuel production around the end of June 2008. These systems comprise all major process units, utility systems and safety and control systems required to operate the plant. Initially, we will use natural gas and a steam methane reformer as the source of syngas. We will continue work on installing gasification at the PDU and, as gasification is added, we expect that fuels and specialty chemicals will also be produced from a wide variety of biomass and fossil resources. We believe the plant will be the only synthetic fuels facility operating in the United States.

Principles of Consolidation
     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. These unaudited consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007.
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
     Our nitrogen products manufacturing segment and our customers’ businesses are seasonal, based on the planting, growing, and harvesting cycles. For the East Dubuque Plant we analyzed seasonality based on an average of the prior three fiscal years including periods prior to our acquisition of its business in April 2006. For the average of the prior three years’ product sales tonnage, 24.2%, occurred during the first quarter (October through December), the largest amount, or 36.4%, occurred during the third quarter (April through June) and 85.8% occurred during the first, third and fourth quarters combined. Net product sales tonnage for the quarter ended March 31, 2008 was 37.3% above the prior three year average due to the volume shipped in the current year for fulfillment of orders under product prepayment sales contracts.
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
Market Risk
     The Company invests a portion of its cash in available for sale securities which are subject to market fluctuations (refer to Note 4 to the Consolidated Financial Statements for more information). These investments are held by major financial institutions and are comprised of U.S. government, federal agency and municipal notes and bonds, corporate bonds, asset-backed securities, auction rate securities, other investment-grade marketable debt securities and money market securities.

     In addition to the securities market risk, the Company is impacted by a number of other market risk factors, including the prevailing prices for natural gas which is the primary raw material component of the nitrogen products manufactured at the East Dubuque Plant.
Significant Customer
     On April 26, 2006, the Company’s subsidiary, Rentech Development Corporation, or RDC, entered into a Distribution Agreement with Royster-Clark Resources, LLC, which subsequently assigned the agreement to Agrium U.S.A., Inc. (“Agrium”). Pursuant to the Distribution Agreement, Agrium is obligated to use commercially reasonable efforts to promote the sale of, and solicit and secure orders from its customers, for nitrogen fertilizer products comprised of anhydrous ammonia, granular urea, urea ammonium nitrate solutions, nitric acid and related nitrogen-based products manufactured at the East Dubuque Plant, and to purchase such products from the Company’s subsidiary, REMC, for prices to be negotiated in good faith from time to time. For the six months ended March 31, 2008 and 2007, the Distribution Agreement accounted for 80% and 71%, respectively, of net revenues from continuing operations. Agrium had an outstanding accounts receivable balance that accounted for 78% and 79% of the total consolidated accounts receivable balance of the Company as of March 31, 2008 and September 30, 2007, respectively. REMC also employs personnel who negotiate sales with other customers and these transactions are not subject to the terms of the Distribution Agreement.
Unionized Employees
     REMC employs certain workers that are members of the United Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”) Local No. 1391. At March 31, 2008, 63% of REMC’s employees were subject to a collective bargaining agreement. On October 17, 2006 members of the UAW Local No. 1391 ratified a six year agreement that is effective until October 17, 2012.
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
     The carrying amount of convertible debt and other debt outstanding also approximates their fair value as of March 31, 2008 and September 30, 2007 because interest rates on these instruments approximate the interest rate on debt with similar terms available to the Company.
Available for Sale Securities
     The Company classifies its securities as available for sale in accordance with the SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” These investments are comprised of U.S. government, federal agency and municipal notes and bonds, corporate bonds, asset-backed securities, auction rate securities, other investment-grade debt securities and money market investments. Available for sale securities are classified as current or noncurrent based on the Company’s ability to readily redeem the securities into cash for current operations. The Company reports its available for sale securities at fair value with the unrealized gains and losses reported in other comprehensive income and excluded from earnings. The specific identification method is used to determine the cost of notes and bonds disposed of. The Company recognizes an impairment charge when there is a decline in the fair value of its investments below the cost basis and such decline is not considered to be temporary. Refer to Note 4 to the Consolidated Financial Statements for more information.
Cash and Cash Equivalents
     The Company considers highly liquid investments purchased with original maturities of three months or less, money market accounts and deposits in financial institutions to be cash equivalents. Cash equivalents are recorded at cost, which approximates fair value.

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
     Inventories are stated at the lower of cost or estimated net realizable value. The cost of inventories is determined using the first-in first-out method. The estimated net realizable value is based on customer orders, market trends and historical pricing. The Company performs a quarterly analysis of its inventory balances to determine if the carrying amount of inventories exceeds their net realizable value. If the carrying amount exceeds the estimated net realizable value, the carrying amount is reduced to the estimated net realizable value. Inventories are periodically reviewed to determine if a reserve for obsolete, deteriorated, excess or slow moving items is required, and as of March 31, 2008 and September 30, 2007 no such inventory reserve was necessary. The Company allocates fixed production overhead costs to inventory based on the normal capacity of its production facilities and unallocated overhead costs are recognized as expense in the period incurred.

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
     On December 4, 2007, we announced a change in the physical location for our first commercial synthetic fuels plant utilizing the Rentech Process from the East Dubuque Plant to the Natchez Project. As a result of the shift to the Natchez Project, we suspended development on the conversion of the East Dubuque Plant. Costs incurred winding down the REMC conversion project are capitalized as construction in progress with a corresponding increase in impairment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”
Long-Lived Assets
     Long-lived assets, construction in progress and identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected future cash flow from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized and measured using the asset’s fair value. In the first six months of fiscal 2008, the Company recognized an impairment loss of $9,075,000 on assets associated with the suspended development of the conversion at the East Dubuque Plant. No such impairment was recorded in the first six months of fiscal 2007. Refer to Note 7 to the Consolidated Financial Statements for additional information on the impairment.
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

     We have implemented a financial accounting and enterprise resource planning system which was placed in service during the second quarter of fiscal 2008 when the capitalized costs of the system were $1,889,000 which will be amortized over the estimated five year life. Comparatively, at September 30, 2007, the capitalized costs of the system were $1,116,000.
Grants
     Grants received are recorded as a reduction of the cost of the related project when there is reasonable assurance that the Company will comply with the conditions attached to them, and funding under the grant is receivable. Grants that compensate the Company for the cost of property, plant and equipment are recorded as a reduction to the cost of the related asset and are recognized over the useful life of the asset by reducing depreciation expense.
Licensed Technology and Technology Rights
     Licensed technology represents costs incurred by the Company primarily for the retrofit of a plant used for the purpose of demonstrating the Company’s proprietary technology to prospective licensees. During the fourth quarter of fiscal year 1993, the Company capitalized $3.4 million which was comprised of $2.7 million of retrofitting costs and $0.7 million in costs related to a three week demonstration run at the plant. These capitalized costs are carried at the lower of amortized cost or net realizable value and are being amortized using the straight-line method over fifteen years. The Company recorded $115,000 and $129,000 in amortization expense during the six months ended March 31, 2008 and 2007, respectively. The remaining balance of $95,000 will be amortized in the remainder of the fiscal year ending September 30, 2008.
     Technology rights were recorded at cost and are being amortized using the straight-line method over a ten-year estimated life. The technology rights represent certain rights and interests in Rentech’s licensed technology that were repurchased by the Company in November 1997 for consideration consisting of 200,000 shares of common stock and 200,000 warrants, which were valued at $288,000. Technology rights became fully amortized during fiscal 2007.
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
Deferred Revenue
     The Company records a liability for deferred revenue upon execution of product prepayment contracts, which create obligations for delivery of product within a specified period of time in the future. The terms of these product prepayment contracts require payment in advance of delivery. The Company also records a product prepayment contract receivable upon execution of the contract until the related cash payment is received. The Company recognizes revenue related to the product prepayment contracts and relieves the liability for deferred revenue when products are shipped. As of March 31, 2008 and September 30, 2007, deferred revenue was $65,739,000 and $46,982,000, respectively.
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

Advertising Costs
     The Company recognizes advertising expense when incurred. Advertising expense was not significant for the six months ended March 31, 2008 and 2007.
Research and Development Expenses
     Research and development expenses include direct materials, direct labor, indirect labor, fringe benefits and other costs incurred to develop and refine certain technologies employed in each respective operating segment. These costs are expensed as incurred.
     In addition to the research and development expenses noted above, the Company is constructing and plans to operate, what the Company believes to be the United States’ first fully integrated FT, Product Demonstration Unit at our Commerce City, Colorado site. For the six months ended March 31, 2008 and 2007, the Company incurred research and development expenses of $34.7 million and $15.1 million, respectively, related to the construction, commissioning, start up and operation of the PDU.
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
     On October 1, 2007, the Company adopted the provisions of FASB FIN No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s consolidated financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company recognize in its consolidated financial statements, only those tax positions that are “more-likely-than-not” of being sustained as of the adoption date, based on the technical merits of the position. As a result of the implementation of FIN 48, the Company performed a comprehensive review of its material tax positions in accordance with recognition and measurement standards established by FIN 48. Refer to Note 14 to the Consolidated Financial Statements for additional information.
Comprehensive Loss
     Comprehensive loss is comprised of two components: net loss and other comprehensive loss which includes all changes to the Consolidated Statement of Stockholders’ Equity and Comprehensive Loss, except those changes made due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the six months ended March 31, 2008, the Company’s other comprehensive loss was $783,000 due to unrealized losses on our available for sale securities portfolio. For the six months ended March 31, 2007, the Company’s other comprehensive loss of was not significant. For these same periods our total comprehensive losses were $47.0 million and $25.9 million, respectively.
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
     As of March 31, 2008 and September 30, 2007, certain shares as detailed below were excluded in the computation of diluted loss per share because their effect was anti-dilutive.

	As of
	March 31,	September 30,
	2008	2007
	(Unaudited)	(Audited)
	(Shares, in Millions)
Stock options	3.8	3.9
Stock warrants	13.4	14.5
Restricted stock units	1.0	1.6
Convertible debt	14.7	14.7

Total	32.9	34.7

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
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133.” This standard changes the disclosure requirements for derivative instruments and hedging activities. The Statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. In the absence of any derivative instruments or hedging activities, management does not currently expect SFAS No. 161 to have a material impact on the Company’s financial condition or results of operations.
Note 3 — Discontinued Operations
     On November 15, 2006, Rentech entered into an Equity Purchase Agreement (“Purchase Agreement”) with PML Exploration Services, LLC, a Delaware limited liability company (“PML Exploration”), pursuant to which Rentech sold all of the equity securities of Petroleum Mud Logging, LLC, a Colorado limited liability company (formerly Petroleum Mud Logging, Inc.), to PML Exploration. PML Exploration paid approximately $5.4 million in cash to Rentech for PML. The Purchase Agreement contained customary representations and warranties of Rentech relating to PML, and provisions relating to the indemnification of PML Exploration by Rentech for breaches of such representations and warranties. We recognized a gain on the sale of PML of $2,721,000 for the quarter ended December 31, 2006.

     PML, a provider of well logging services to the oil and gas industry, was not part of Rentech’s core business or its strategic focus. The sale of PML completed Rentech’s divestiture of its non-core subsidiaries, as the Company focuses its efforts and resources on its long-term business plan to commercialize Rentech’s Fischer-Tropsch technology.
Note 4 — Available for Sale Securities
     The Company’s available for sale securities are primarily auction rate securities which invest in investment grade obligations that are purchased at par. Though the underlying security is issued as a long-term investment, auction rate securities are typically classified as short-term investments because they can be purchased and sold in 7, 28 and 35 day cycles. The trading of auction rate securities takes place through a descending price auction with the interest rate reset at the beginning of each holding period. At the end of each holding period the interest is paid to the investor. We record the interest when earned as interest income in the accompanying Consolidated Statements of Operations.
     The recent conditions in the global credit markets have prevented us and other investors from liquidating holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature. As of March 31, 2008, we reclassified $8,228,000 of available for sale securities from current assets to noncurrent assets because the Company was unable to readily redeem these securities into cash for current operations. Subsequent to March 31, 2008, we executed a line of credit with the custodian of our available for sale securities to provide a liquidity mechanism. See Note 17 to the Consolidated Financial Statements for more information.
     The custodian of our available for sale securities uses a pricing model that incorporates these events to calculate the fair value and an associated unrealized loss for each auction rate security in our portfolio. We evaluate the nature of the unrealized loss for classification as temporary or other-than-temporary. To date, the Company considers the unrealized gains and losses arising from the credit market conditions indicated above to be temporary in nature, and we have only recognized temporary unrealized losses.
     The amortized cost and fair values of our available for sale securities were as follows:

	As of March 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Unaudited)
	(Thousands)
Investments in auction rate securities	$9,011	$—	$(783)	$8,228
Cash investments	114	—	—	114

Total available for sale securities	$9,125	$—	$(783)	$8,342

	As of September 30, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Audited)
	(Thousands)
Money market investments	$11,732	$—	$—	$11,732
Auction rate securities	10,522	—	—	10,522
Cash investments	5	—	—	5
Debt securities of governments and agencies	(2)	2	—	—

Total available for sale securities	$22,257	$2	$—	$22,259

     The amortized cost and estimated fair values of available for sale securities by contractual maturity at March 31, 2008 and September 30, 2007, are shown below. Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of		As of
	March 31, 2008		September 30, 2007
	Amortized	Fair	Amortized	Fair
	Costs	Value	Costs	Value
	(Unaudited)		(Audited)
	(Thousands)		(Thousands)
Due within one year	$114	$114	$22,257	$22,259
One year through five years	9,011	8,228	—	—
After five years through ten years	—	—	—	—
Due after ten years	—	—	—	—

Total available for sale securities	$9,125	$8,342	$22,257	$22,259

     Sales of available for sale securities during the six months ended March 31, 2008 were $13,612,000. Realized gains from sales of available for sale securities for the quarters ended March 31, 2008 and 2007 were insignificant.
Note 5 — Accounts Receivable
     Accounts receivable includes both trade receivables and product prepayment contract receivables and consisted of the following:

	As of
	March 31,	September 30,
	2008	2007
	(Unaudited)	(Audited)
	(Thousands)
Trade receivables from nitrogen products sold from our facility	$8,176	$11,168
Trade receivables from nitrogen products sold from third party facility	434	183
Trade receivables from development of alternative fuels, net	512	340

Total trade receivables	9,122	11,691
Receivables on prepaid contract sales for nitrogen products	16,397	24,522

Total accounts receivable	$25,519	$36,213

Allowance for doubtful accounts on accounts receivable	$499	$126

     During fiscal 2007, the Company entered into a product exchange agreement with a third party to facilitate temporary transfers of inventory due to storage constraints. At September 30, 2007, the balance of these transfers was $2,427,000 and was included within other receivables. As of March 31, 2008, the balance of these transfers was $0. Separately, during the first quarter of fiscal 2008, the balance of the allowance for doubtful accounts was increased to reflect our best estimate of the collectibility of our trade receivables.
Note 6 — Inventories
     Inventories consisted of the following:

	As of
	March 31,	September 30,
	2008	2007
	(Unaudited)	(Audited)
	(Thousands)
Finished goods	$27,756	$12,422
Raw materials	3,472	1,189

	$31,228	$13,611

     During the second fiscal quarter ended March 31, 2008 and 2007, no adjustment was required to reduce product inventory or natural gas supplies to net realizable value. Each of the first fiscal quarters ended December 31, 2007 and 2006 included an inventory reduction of $82,000 and $509,000, respectively, as a result of reducing product inventory and natural gas supplies to net realizable value. The write down of inventory value from the first quarter was recorded as an expense in cost of sales on the Consolidated Statements of Operations.

Note 7 — Property, Plant and Equipment and Construction in Progress
     Property, plant and equipment consisted of the following:

	As of
	March 31,	September 30,
	2008	2007
	(Unaudited)	(Audited)
	(Thousands)
Land	$1,904	$1,853
Buildings	9,846	9,746
Machinery and equipment	57,345	57,124
Office furniture and equipment	1,037	1,001
Computer equipment and computer software	2,912	1,038
Vehicles	24	24
Leasehold improvements	442	443

	73,510	71,229
Less accumulated depreciation	(16,465)	(12,227)

Total depreciable property, plant and equipment, net	$57,045	$59,002

     We capitalize costs for various projects under development, improvements to the existing machinery and equipment at our East Dubuque Plant and certain costs associated with our information technology initiatives. We do not depreciate construction in progress costs until the underlying assets are placed into service. Components of construction in progress are as follows:

	As of
	March 31,	September 30,
	2008	2007
	(Unaudited)	(Audited)
	(Thousands)
Construction in progress for projects under development	$3,376	$1,555
Capitalized interest costs related to projects under development	55	698
Construction in progress for machinery and equipment	3,745	823
Construction in progress for information technology initiatives	—	1,116

Total construction in progress, net	$7,176	$4,192

     In December 2007, we announced a change in the location for our first commercial synthetic fuels plant utilizing the Rentech Process from the East Dubuque Plant to the Natchez Project. As a result of the shift to the Natchez Project, we suspended indefinitely the conversion of the East Dubuque Plant. Costs incurred winding down the REMC conversion project are capitalized in construction in progress with a corresponding increase in impairment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” During the three and six months ended March 31, 2008, the Company recorded impairment losses of $421,000 and $9,075,000, respectively, related to winding down the suspended REMC conversion project.
     During February of 2008, we recovered $1,364,000 that was previously paid to a vendor for work related to the conversion of the East Dubuque Plant. Our agreement with the vendor permitted invoicing us at the beginning of a month for the work to be performed during that month. Each month the vendor would provide the actual costs of the work performed the previous month and the difference was included on that monthly invoice. During the first quarter of fiscal 2008, we informed the vendor of our decision to suspend the conversion of the East Dubuque Plant and the vendor invoiced us for their cost to complete their work on the project. These expenses were included in construction in progress and impaired. During the second quarter of fiscal 2008, discussions with the vendor found that actual costs for the wind down work were $1,364,000 less than the amount invoiced in the first quarter of fiscal 2008. This amount was subsequently applied to unpaid invoices from the vendor on projects other than the conversion of the East Dubuque Plant.

Note 8 — Debt
     Long-term debt consists of the following:

	As of
	March 31,	September 30,
	2008	2007
	(Unaudited)	(Audited)
	(Thousands)
Mortgage dated February 8, 1999; monthly principal and interest payments of $7 with interest at 6.5%; unpaid principal and accrued interest due March 1, 2029; collateralized by land and building	$964	$972
Less current portion	(22)	(21)

Mortgage debt, long term portion	$942	$951

Note 9 — Convertible Debt
     In April 2006, we issued $57,500,000 in aggregate principal amount of convertible senior notes with net proceeds to the Company of $53,700,000 after deducting $3,800,000 of underwriting discounts, commissions, fees and other expenses. The Company recognized these deductions as prepaid debt issuance costs which is the largest component of other assets and deposits on the balance sheet. An over-allotment option was exercised and the issuance of the notes from the over-allotment resulted in a beneficial conversion feature of $875,000, which was recognized as deferred financing charges and is amortized to interest expense over the seven-year term of the notes.
     The balance of the convertible senior notes is shown net of the unamortized deferred financing charges related to the beneficial conversion feature. Convertible debt components are as follows:

	As of
	March 31,	September 30,
	2008	2007
	(Unaudited)	(Audited)
	(Thousands)
Convertible senior notes	$57,500	$57,500
Less unamortized deferred financing charges	(633)	(696)

Long-term convertible debt to stockholders	$56,867	$56,804

Prepaid debt issuance costs on convertible senior notes	$2,702	$2,970
     Upon achievement of the conversion criteria, the notes may be converted to 14,332,002 shares of common stock.
Note 10 — Lines of Credit
     In April 2006, REMC entered into the CIT Facility to support the working capital needs of REMC’s nitrogen fertilizer plant. As of December 31, 2007 and September 30, 2007, no borrowings or letters of credit had been issued under the facility. Had there been borrowings under this facility at December 31, 2007, the applicable interest rate would have been 7.50%.
     In January 2008, we received a notice of an event of default (the “Notice”) from CIT, citing events of default related to REMC’s minimum tangible net worth and the making of intercompany loans in violation of provisions contained in the CIT Facility. We terminated the CIT Facility on March 8, 2008.
     Subsequent to March 31, 2008, we executed a line of credit with the custodian of our available for sale securities. See Note 17 to the Consolidated Financial Statements for more information.

Note 11 — Commitments and Contingencies
     The Company has entered into various employment agreements with its officers with expirations ranging from December 2008 through January 2010. The employment agreements set forth annual salaries to the officers that range from $150,000 to $384,000, subject to cost of living increases. Certain of the employment agreements also provide for severance payments upon terminations other than for cause ranging from salary for the remaining term of the agreement to two years of salary and a specified bonus. As of March 31, 2008, assuming the officers employment agreements are not terminated prior to then, the Company’s total estimated future obligations under employment agreements for the twelve months ended March 31, 2009 and 2010 are $1,585,000 and $268,000, respectively. Certain employment agreements provide for compensation to be adjusted annually based on the cost of living index as well as for certain performance criteria.
Contractual Liability
     In the normal course of business, the Company has entered into various contracts as of and subsequent to March 31, 2008.
Natural Gas Agreements
     We have entered into additional fixed quantity natural gas supply contracts for various delivery dates through March 31, 2008. The commitments for natural gas purchases consist of the following:

	As of
	March 31,	September 30,
	2008	2007
	(Unaudited)	(Audited)
	(Thousands)
MMBTU’s under fixed price contracts	—	1,075
MMBTU’s under index price contracts	954	211

Total MMBTU’s under contracts	954	1,286

Commitments to purchase natural gas	$9,262	$8,156
Weighted average rate per MMBTU based on the fixed rates and the indexes applicable to each contract	$9.71	$6.34
     Subsequent to March 31, 2008, we entered into additional fixed quantity natural gas supply contracts for various delivery dates through October 31, 2008. The total MMBTU’s associated with these additional contracts was 4,046,000 and the total amount of the purchase commitments was $42,761,000, resulting in a weighted average rate per MMBTU of $10.57.
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
     Through March 31, 2008, the net proceeds from PVF under this agreement were $7,892,000 which was recorded as an advance for equity investment on the Consolidated Balance Sheet. In the first fiscal quarter of 2008, the Company’s Board of Directors decided to suspend development of the conversion of the East Dubuque Plant and focus the Company’s efforts on the Natchez Project. Neither the Company nor PVF have terminated the Equity Option Agreement, and as such, the liability for the advance for equity investment remains on the Consolidated Balance Sheets.
Land Purchase Option Agreements
     On September 27, 2007 the Company exercised an option to purchase approximately 450 acres of land in Adams County, Mississippi (the “Natchez Property”) where the Company intends to construct and operate the Natchez Project. Pursuant to the option agreement the Company is obligated to pay a monthly fee for the option, and upon the transfer of the Natchez Property after closing conditions are met, a purchase price of $9,300,000. The transfer and closing on the sale of the Natchez Property is scheduled to occur by June 1, 2008.

Operating Leases
     The Company’s executive offices are located in Los Angeles, California under a non-cancelable operating lease which expires in June 2010. The Company’s other principal office space in Denver, Colorado is leased under a non-cancelable operating lease, which expires on October 31, 2009, with a renewal option for an additional five years. The Company also has various operating leases, which expire through January 2011. Total lease expense for the six months ended March 31, 2008 and 2007 was approximately $492,000 and $386,000, respectively.
     The Company did not enter into any new operating lease agreements, or change the terms or terminate any current operating lease agreements during the quarter ended March 31, 2008.
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
     During the fiscal year ended September 30, 2006, the former CEO and COO used the $440,000 payment in lieu of certain benefits and bonus opportunities and their remaining deferred compensation balance, to exercise stock options. On October 12, 2005, they used the remaining deferred compensation of $327,000 and $138,000 of their payment due in lieu of certain benefits and bonus opportunities to exercise 365,000 stock options. On November 3, 2005, they used $200,000 of their payment due in lieu of certain benefits and bonus opportunities and a cash payment of $25,000 to exercise 75,000 stock options, which reduced the outstanding payment due in lieu of certain benefits and bonus opportunities to $103,000. The Company has made cash disbursements consistent with the terms of these contracts. As of March 31, 2008 and September 30, 2007, the balance of the liability was limited to a short-term portion of $0 and $125,000, respectively.
Litigation
     In the normal course of business, the Company is party to litigation from time to time. We maintain insurance to cover certain actions and believe that resolution of such litigation will not have a material adverse effect on the Company.
Note 12 — Stockholders’ Equity
     During the three and six months ended March 31, 2008, the Company issued 0 and 1,142,000 shares, respectively, of its common stock upon the exercise of stock options and warrants for cash proceeds of approximately $0 and $1,328,000, respectively. In addition, the Company issued 274,000 and 378,000 shares, respectively, of common stock in settlement of restricted stock units (“RSU’s”) which vested during these periods.
     The Company sold 400,000 shares of restricted common stock to an individual professional services provider in February 2008 for cash of $2,000 and notes receivable of $606,000. The stock is subject to transfer restrictions and the Company may repurchase the stock at the original issuance price if the service provider does not accomplish performance milestones by December 31, 2008. The Company is accounting for the transaction under EITF Issue No. 96-18, “Accounting for Equity Instruments that are issued to other than employees for Acquiring, or in Conjunction with Selling, Goods or Services” which requires that certain components of the transaction be recorded at different points in time over the life of the transaction. For the six months ended March 31, 2008, we recognized $86,000 as marketing expense in accordance with EITF Issue No. 96-18 with a corresponding accrued liability under Restricted Stock Awards. The notes receivable were recorded as a contra-equity since the notes are non-recourse, other than the shares. The disposition of the liability and the contra-equity will be determined in future periods based on the timing and the extent of success of the service provider.

Note 13 — Accounting for Stock Based Compensation
Stock Options
     SFAS 123(R) requires all share-based payments, including grants of stock options, to be recognized in the statement of operations as an operating expense, based on their fair values. The Company elected to utilize the modified-prospective transition method as permitted by SFAS 123(R). Under this transition method, stock-based compensation expense for all fiscal periods subsequent to the adoption of SFAS 123(R) includes compensation expense for all stock-based compensation awards granted subsequent to September 30, 2005 based on grant-date fair value estimated in accordance with the provisions of SFAS 123(R). In accordance with the modified-prospective transition method of SFAS 123(R), results for prior periods have not been restated. Stock options granted by the Company prior to those granted on July 14, 2006 were typically fully-vested at the time of grant and all outstanding and unexercised options were fully vested as of October 1, 2005. Stock options granted subsequent to July 14, 2006 generally vest over three years. As a result, compensation expense recorded during the period includes amortization related to grants during the period as well as prior grants. For the three and six months ended March 31, 2008, the Company recorded approximately $1,086,000 and $2,206,000, respectively and in aggregate, of stock-based compensation expense related to stock options and restricted stock units included in selling, general and administrative expense. In accordance with SFAS 123(R), there was no tax benefit from recording this non-cash expense as such benefits will be recorded upon utilization of the Company’s net operating losses. The compensation expense reduced both basic and diluted earnings per share by $0.007 and $0.013 for the three and six months ended March 31, 2008, respectively.
     The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options. The fair value of options at the date of grant and the assumptions utilized to determine such values are indicated in the following table:

	For the Six Months Ended March 31,
	2008 (1)	2007
	(Unaudited)
Risk-free interest rate	3.54%	4.45% — 5.08%
Expected volatility	56.0%	56.0% — 57.0%
Expected life (in years) (2)	2.50	2.50 — 6.50
Dividend yield	0.0%	0.0%

(1)	For the six months ended March 31, 2008, there was one grant of stock options and therefore, only single values were established for the assumptions.

(2)	Since adopting SFAS No. 123(R), we have used the simplified method for estimating the term of the share grants where the expected term was calculated as one-half of the sum of the vesting term and the original contractual term. According to the provisions in SFAS No. 123(R) and SAB 107 recommendations, the simplified method for calculation of the terms for share grants after December 31, 2007 is not expected to be used. For grants made after December 31, 2007 we changed the methodology and the estimated expected term of the grant to be based on our historical exercise experience.
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
     New grants of stock options are authorized by the Board of Directors and in the first six months of fiscal 2008 were limited to a single transaction. The Company issued options to purchase 20,000 shares to a new director, whose grant vested immediately, had a five year term from the grant date and included an exercise price of $1.76. These options were valued at $13,000 using the Black-Scholes option-pricing model which resulted in a charge to selling, general and administrative expense.

     Option transactions during the six months ended March 31, 2008 are summarized as follows:

		Weighted
		Average	Aggregate
	Number of	Exercise	Intrinsic
	Shares	Price	Value
Outstanding at September 30, 2007	3,866,000	$2.91
Granted (1)	20,000	1.76
Exercised (1)	—	—
Canceled / Expired (1)	(122,000)	3.71

Outstanding at March 31, 2008 (1)	3,764,000	$2.88	$11,000

Options exercisable at March 31, 2008 (1)	2,973,000	$2.59	$11,000
Weighted average fair value of options granted during fiscal 2008 (1)		$0.64

(1)	Unaudited.
     The aggregate intrinsic value was calculated based on the difference between the $.89 price of the Company’s common stock on March 31, 2008 and the exercise price of the outstanding shares, multiplied by the number of outstanding shares as of March 31, 2008. The total intrinsic value of options exercised for the six months ended March 31, 2008 and 2007 was approximately $0 and $541,000, respectively.
     As of March 31, 2008, there was $1,701,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements from previously granted stock options. That cost is expected to be recognized over a weighted-average period of 1.4 years.
     The following information summarizes stock options outstanding and exercisable at March 31, 2008:

	Outstanding			Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual Life	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	in Years	Price	Exercisable	Price
		(Unaudited)
$0.70—$0.94	435,000	1.15	$0.90	435,000	$0.90
$1.06—$1.14	95,000	1.55	1.11	95,000	1.11
$1.44—$1.76	270,000	1.91	1.52	270,000	1.52
$1.85	250,000	2.02	1.85	250,000	1.85
$2.22—$2.68	1,037,000	2.25	2.52	977,000	2.54
$3.35—$3.81	238,000	4.72	3.64	198,000	3.61
$4.00—$4.48	1,439,000	7.16	4.16	734,000	4.15

$0.70—$4.48	3,764,000	4.10	$2.88	2,959,000	$2.57

Warrants
     Warrant transactions during the six months ended March 31, 2008 are summarized as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price
	(Unaudited)
Outstanding at September 30, 2007	14,552,000	$2.08
Granted (1)	—	—
Exercised (1)	(1,142,000)	1.16
Canceled / Expired (1)	(10,000)	1.14

Outstanding at March 31, 2008 (1)	13,400,000	$2.16

Warrants exercisable at March 31, 2008 (1)	13,400,000	$2.16
Weighted average fair value of warrants granted during fiscal 2008 (1)		—

(1)	Unaudited.
     As of March 31, 2008, there was no unrecognized compensation cost related to nonvested share-based compensation arrangements from previously granted warrants. East Cliff Advisors, LLC, an entity controlled by the Company’s President and CEO, holds an unvested warrant for 1,050,000 shares. The vesting is based on stock price performance . Unrecognized compensation cost for this unvested warrant cannot be calculated until such time as the warrants vest because the assumptions necessary for calculating the Black-Scholes fair value can only be determined on the date these warrants vest.

     The following information summarizes warrants outstanding and exercisable at March 31, 2008:

	Outstanding				Exercisable
			Weighted
			Average
			Remaining	Weighted		Weighted
			Contractual	Average		Average
	Number		Life	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding		in Years	Price	Exercisable	Price
			(Unaudited)
$1.00—$1.14	1,300,000		1.46	$1.14	1,300,000	$1.14
$1.46—$1.61	4,999,000		0.02	1.61	4,999,000	1.61
$1.82	2,083,000	(1)	2.35	1.82	2,083,000	1.82
$2.41	1,000,000		5.79	2.41	1,000,000	2.41
$3.28	4,018,000		4.07	3.28	4,018,000	3.28

$1.00-$3.28	13,400,000		2.17	$2.16	13,400,000	$2.16

(1)	Includes 2,083,000 shares underlying the warrants issued to East Cliff Advisors, LLC that were accounted for under SFAS 123(R). The aggregate intrinsic value of these shares was approximately $0 at March 31, 2008 since the Company’s stock price of $.89 was less than the exercise price of the warrants.
Restricted Stock Units
     For the six months ended March 31, 2008, the Company recorded approximately $1,694,000, in aggregate, of related stock-based compensation expense related to restricted stock units, included in selling, general and administrative expense. The compensation expense reduced both basic and diluted earnings per share by $0.005 and $0.010 for the three and six months ended March 31, 2008, respectively. During the quarter, 417,000 restricted stock units vested, of which 274,000 were settled in shares of common stock and 143,000 were settled in cash in order to meet minimum tax withholding requirements. The Company recognized the fair value of the restricted stock units settled in shares, or approximately $187,000, as a charge to additional paid in capital, and no additional compensation cost was recognized.
     RSU transactions during the six months ended March 31, 2008 are summarized as follows:

Number of
Shares
Outstanding at September 30, 2007	1,643,000
Granted (1)	—
Vested and Settled in Shares (1)	(378,000)
Vested and Settled in Cash (1)	(212,000)
Canceled / Expired (1)	—

Outstanding at March 31, 2008 (1)	1,053,000

RSU’s vested at March 31, 2008 (1)	826,000

(1)	Unaudited.
     As of March 31, 2008, there was $4,289,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements from previously granted RSU’s. That cost is expected to be recognized over a weighted-average period of 1.1 years.
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
     As a result of this review, we identified certain deferred tax assets that needed to be reclassified. The gross and net deferred tax assets did not change as a result of the review but the reclassification was necessary to properly reflect the values of the different components of deferred tax assets. As of October 1, 2007, the date of adoption of FIN 48, and after accounting for the adjustment noted above, our uncertain tax benefits totaled approximately $1.5 million. There were no material changes to the amount of uncertain tax benefits during the six months ended March 31, 2008. Approximately $1.5 million of the uncertain tax benefits is reported as a reduction of our deferred tax asset for its net operating loss. We do not expect any material changes to its uncertain tax positions through September 30, 2008.
     We and our subsidiaries are subject to the following material taxing jurisdictions: U.S. federal, California, Colorado and Illinois. The tax years that remain open to examination by the U.S. Internal Revenue Service are years 2003 through 2006. The tax years that remain open to examination by the states of California, Colorado and Illinois are years 2002 through 2006. Our policy is to recognize interest and penalties related to uncertain tax benefits in income tax expense. As a result of our net operating loss carryforward position, we have no accrued interest or penalties related to uncertain tax positions as of October 1, 2007 and March 31, 2008.

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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
	(Thousands)		(Thousands)
Revenues
Nitrogen products manufacturing	$28,485	$16,873	$75,378	$52,258
Alternative fuels (1)	48	32	616	76

Total revenues	$28,533	$16,905	$75,994	$52,334

Operating (loss) income
Nitrogen products manufacturing (1)	$7,122	$235	$15,897	$3,346
Alternative fuels	(29,602)	(17,531)	(61,804)	(32,125)

Total operating loss	$(22,480)	$(17,296)	$(45,907)	$(28,779)

Depreciation and amortization
Nitrogen products manufacturing	$2,092	$1,886	$4,222	$3,674
Alternative fuels	240	166	471	319

Total depreciation and amortization	$2,332	$2,052	$4,693	$3,993

Interest expense
Nitrogen products manufacturing	$116	$21	$138	$48
Alternative fuels	727	628	1,464	1,330

Total interest expense	$843	$649	$1,602	$1,378

Expenditures for additions of long-lived assets
Nitrogen products manufacturing	$2,069	$2,060	$3,331	$3,197
Alternative fuels	615	10,063	10,499	17,302

Total expenditures for additions of long lived assets	$2,684	$12,123	$13,830	$20,449

Net (loss) income from continuing operations
Nitrogen products manufacturing (1)	$7,297	$601	$16,404	$3,684
Alternative fuels	(30,109)	(17,779)	(62,652)	(32,500)

Total net (loss) income from continuing operations	$(22,812)	$(17,178)	$(46,248)	$(28,816)

	As of
	March 31,	September 30,
	2008	2007
	(Unaudited)	(Audited)
	(Thousands)
Total assets
Nitrogen products manufacturing	$129,341	$132,788
Alternative fuels	32,076	50,275

Total assets	$161,417	$183,063

     Revenues from external customers are shown below for groups of similar products and services:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
	(Thousands)		(Thousands)
Revenues
Nitrogen products manufacturing	$28,485	$16,873	$75,378	$52,258
Technical services	17	12	547	12
Rental income	31	20	69	64

Total revenues	$28,533	$16,905	$75,994	$52,334

(1)	The amounts presented do not include an inter-segment transaction for management fees of $625,000 and $1,250,000 for the three and six month period, respectively.
Note 16 — Related Party Transactions
     During January 2003, we began to defer monthly salary payments to certain officers. These officers and we entered into convertible notes in the amount of such deferred salary payments. The notes bear interest at 9% and originally matured in twelve months, with all unpaid principal and interest due at that time. The notes may be converted in whole or in part into unregistered common stock of the Company without respect to the closing market price of our common stock at a conversion rate of $0.45 per share for the deferrals between January 1, 2003 and March 31, 2003 and at the closing market price for all subsequent deferrals. On September 30, 2005, these convertible promissory notes were amended to extend the term to September 30, 2008 and to reduce the interest rate to the prime rate published by the Wall Street Journal. As of March 31, 2008 and September 30, 2007 the balance of these convertible notes was approximately $185,000 and $181,000, respectively.
Note 17 — Subsequent Events
     Subsequent to March 31, 2008, the following events occurred:
•	In April 2005, we issued warrants to purchase common stock to MAG Capital, LLC with an expiration date of April 8, 2008. As of March 31, 2008, approximately 2,880,000 of these warrants were outstanding. In April 2008, the Company’s Board of Directors approved the extension of the expiration date by two years to April 8, 2010 and increased the exercise price from $1.61 to $2.00 per share. The changes in the terms of the warrants is in consideration for strategic business opportunities and alliances provided by MAG. There were no other changes in the terms of the warrants. In accordance with the provisions of SFAS 123(R), the changes in terms to the warrants were valued at $543,000 using the Black-Scholes option-pricing model which will result in a charge to selling, general and administrative expense in the third quarter of fiscal 2008 with a corresponding increase to additional paid in capital.

•	In May 2005, we issued warrants to purchase common stock to Michael F. Ray, a member of the Board of Directors, with an expiration date of April 7, 2008. As of March 31, 2008, approximately 62,000 of these warrants were outstanding. In April 2008, the Company’s Board of Directors approved the extension of the expiration date by two years to April 8, 2010 and increased the exercise price to $2.00 per share. The changes in the terms of the warrants is for consideration for consulting services related to capital projects at the East Dubuque Plant. There were no other changes in the terms of the warrants. In accordance with the provisions of SFAS 123(R), the change in terms of the options was valued at $12,000 using the Black-Scholes option-pricing model which will result in a charge to selling, general and administrative expense in the third quarter of fiscal 2008 with a corresponding increase to additional paid in capital.

•	In September 2004, we issued warrants to purchase common stock to Mitchell Technology Investments. The exercise price and expiration date were tied to the conversion of the East Dubuque Plant. Based on terms from the 2004 contract, on April 1, 2008, the exercise price for the 1,250,000 outstanding warrants was reduced from $1.14 to $0.57 and the expiration date was extended due to the postponement of the conversion effort. In accordance with the provisions of SFAS 123(R), the changes in terms to the warrants were valued at $259,000 using the Black-Scholes option-pricing model which included an expected life of five years on the warrant extension. The increased value will result in a charge to selling, general and administrative expense in the third quarter of fiscal 2008 with a corresponding increase to additional paid in capital.

•	On May 7, 2008, we executed a line of credit with Lehman Brothers, Inc. (“Lehman Brothers”) the custodian of our available for sale securities. The line of credit provides a liquidity mechanism on the account and is for amounts up to $5,000,000. The Company’s portfolio of available for sale securities held by Lehman Brothers is collateral for the line of credit and as such, the Company is not subject to any covenants. Borrowings on the line of credit bear interest at the rate of LIBOR plus 1.50%.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
     Certain information included in this report contains, and other reports or materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company or its management) contain or will contain, “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, Section 27A of the Securities Act of 1933, as amended, and pursuant to the Private Securities Litigation Reform Act of 1995. The forward-looking statements may relate to financial results and plans for future business activities, and are thus prospective. The forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by the forward-looking statements. They can be identified by the use of terminology such as “may,” “will,” “expect,” “believe,” “intend,” “plan,” “estimate,” “anticipate,” “should” and other comparable terms or the negative of them. You are cautioned that, while forward-looking statements reflect our good faith belief and best judgment based upon current information, they are not guarantees of future performance and are subject to known and unknown risks and uncertainties. Factors that could affect Rentech’s results include the risk factors detailed in “Part II. Other Information—Item 1A. Risk Factors” below, “Part I, — Item 1A, Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 and from time to time in the Company’s other periodic reports and registration statements filed with the Securities and Exchange Commission. Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995, and thus are current only as of the date made. Other factors that could cause actual results to differ from those reflected in the forward-looking statements include dangers associated with facilities construction and operation of gas processing plants like those using the Rentech Process, risks inherent in making investments and conducting business in foreign countries, protection of intellectual property rights, competition, and other risks described in this report. We undertake no responsibility to update any of the forward-looking statements after the date of this report to conform them to actual results.
     As used in this Quarterly Report on Form 10-Q, the terms “Rentech,” “we,” “our,” “us” and “the Company” mean Rentech, Inc., a Colorado corporation and its subsidiaries, unless the context indicates otherwise.
OVERVIEW OF OUR BUSINESSES
     Rentech, Inc. offers technologies that utilize domestic resources to produce ultra-clean synthetic fuels and chemicals. We are also actively pursuing global commercialization of our technology. We were incorporated in 1981 to develop technologies that transform under-utilized domestic energy resources into valuable and clean alternative fuels and chemicals. These energy resources include natural gas, biomass, municipal solid waste, petroleum coke and coal. We have developed an advanced derivative of the well-established Fischer-Tropsch, or FT, process for manufacturing diesel fuel and other fuel products and chemicals. Our proprietary advanced derivative of the FT process, which we refer to as the Rentech Process, efficiently converts synthesis gas, referred to as syngas, derived from natural gas, biomass, municipal solid waste, petroleum coke or coal into liquid hydrocarbon products, including ultra-clean diesel fuel, jet fuel, naphtha, specialty chemicals and other fuel products.
     Our business has historically focused on research and development of the Rentech Process and licensing it to third parties. During 2004, we decided to directly deploy our technology in select domestic projects in order to demonstrate commercial operation of the Rentech Process. We initially implemented this strategy by purchasing REMC. We had planned to convert the East Dubuque Plant into a coal-fed facility and gasify the coal to produce fertilizer and synthetic fuels by deploying the Rentech Process. We recently announced that we will build our first commercial scale synthetic fuels plant utilizing the Rentech Process at the Natchez Project, rather than at our fertilizer plant in East Dubuque, Illinois. We expect that the Natchez Project initially will utilize petroleum coke as a feedstock. We are evaluating using biomass or municipal solid waste in addition to petroleum coke as feedstock at the Natchez Project. Operation of the East Dubuque Plant and commercialization of the Rentech Process remain top priorities for the Company.

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
     In addition to plans for operating our fertilizer plant, Rentech’s business includes operating our Product Demonstration Unit, or PDU, which is located near Denver in Commerce City, Colorado and building commercial scale facilities using the Rentech Process. The PDU is designed for small scale production of ultra-clean diesel and aviation fuels, naphtha, specialty waxes and petrochemicals using five feedstocks — natural gas, biomass, municipal solid waste, petroleum coke and coal, and for other research and development of the Rentech Process. The plant is designed to produce up to 420 gallons (10 barrels) per day of synthetic fuels including ultra-clean diesel and aviation fuels using the Rentech Process. We intend to deliver the fuels from the plant to prospective customers, off-takers, licensees and partners for testing. Initial production will be focused on producing jet fuel and specialty chemicals from natural gas. We expect all mechanical systems at the plant to be constructed and turned over to operations for commissioning and start-up, with first fuel production around the end of June 2008. These systems comprise all major process units, utility systems and safety and control systems required to operate the plant. We will use natural gas and a steam methane reformer as the source of syngas. We will continue work on installing gasification at the PDU and, as gasification is added, we expect that fuels and specialty chemicals will also be produced from a wide variety of biomass and fossil resources. We believe the plant will be the only synthetic fuels facility operating in the United States.
     Our Company executive offices are located at 10877 Wilshire Blvd., Suite 710, Los Angeles CA 90024. Our telephone number is (310) 571-9800. The internet address for our website is www.rentechinc.com.
OVERVIEW OF FINANCIAL CONDITION, LIQUIDITY, AND RESULTS OF OPERATIONS
     We have funded our operations primarily from prior equity offerings and REMC operations during fiscal year 2008. We will need to raise additional capital to fund our liquidity needs for the remainder of 2008. At March 31, 2008, we had negative working capital of $14,496,000, as compared to positive working capital of $37,961,000 at September 30, 2007. At March 31, 2008, our current assets totaled $82,105,000, including cash and cash equivalents of $23,321,000 and net accounts receivable of $25,519,000, and our current liabilities were $96,601,000. We had long-term liabilities of $65,783,000, of which most related to our long-term convertible debt. For the six months ended March 31, 2008, we recognized net losses of $46,210,000, and negative cash flow from operations of $10,741,000.
     Our principal needs for liquidity are to fund working capital, pay for research and development of the Rentech Process, complete construction, commissioning and start-up of the PDU, finance its operation and plans for adding gasification capability, operate the East Dubuque Plant and fund development of the Natchez Project and other commercial projects. We will require substantial amounts of capital that we do not now have to achieve our objectives as planned for fiscal 2008. We are actively pursuing sources to provide additional liquidity, and we may issue additional shares of our common stock and other equity or debt securities.
     We believe that our currently available cash, cash flows from operations, funding opportunities we are currently pursuing to increase liquidity and other plans, which could include additional debt or equity financing, will be sufficient to meet our cash operating needs through the fiscal year ending September 30, 2008. We believe, but can offer no assurance, that our efforts to increase working capital will be achieved. Recently, credit markets have experienced unusual uncertainty, and liquidity and access to capital markets has tightened. Our failure to raise additional capital when needed may have a material adverse effect on our results of operations, liquidity and cash flows and our ability to execute our business plan.
     For further information concerning our potential financing needs and related risks, see Item 1A—Risk Factors of Part II—Other Information within this report and within our Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

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
     Stock Based Compensation. We adhere to the provisions of SFAS 123(R) using the modified-prospective transition method. Under this method, all stock-based compensation awards granted subsequent to September 30, 2005 are included in compensation expense based on grant-date fair value estimated in accordance with the provisions of SFAS 123(R) and the recommendations of SAB 107. We use the Black-Scholes valuation model to value the equity instruments issued. The Black-Scholes valuation model uses assumptions of expected volatility, risk-free interest rates, the expected term of options granted and expected rates of dividends. Management determines these assumptions by reviewing current market rates, making industry comparisons and reviewing conditions relevant to our Company. Refer to Note 13 to the Consolidated Financial Statements.
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

RESULTS OF OPERATIONS
     More detailed information about our consolidated financial statements is provided in the following portions of this section. The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto as presented in this report and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007.
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
     The following table provides revenues, operating income (loss) from operations and net loss from continuing operations by each of our business segments for the three and six months ended March 31, 2008 and 2007. More complete details about the results of operations of our business segments are set forth later in this report under the section heading “Three and Six Months Ended March 31, 2008 Compared to Three and Six Months Ended March 31, 2007”.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
	(Thousands)		(Thousands)
Revenues:
Nitrogen products manufacturing	$28,485	$16,873	$75,378	$52,258
Alternative fuels	48	32	616	76

Total revenues	$28,533	$16,905	$75,994	$52,334

Operating (loss) income:
Nitrogen products manufacturing	$7,122	$235	$15,897	$3,346
Alternative fuels	(29,602)	(17,531)	(61,804)	(32,125)

Total operating loss	$(22,480)	$(17,296)	$(45,907)	$(28,779)

Net (loss) income from continuing operations before income taxes:
Nitrogen products manufacturing	$7,297	$601	$16,404	$3,684
Alternative fuels	(30,109)	(17,779)	(62,652)	(32,500)

Total net loss from continuing operations before income taxes	$(22,812)	$(17,178)	$(46,248)	$(28,816)

Comparison of Changes between Periods
     The following table sets forth, for the three and six months ended March 31, 2008 and 2007, a comparison of changes between the periods in the components of our Consolidated Statements of Operations from continuing operations:

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Net Sales by Category
Nitrogen products manufacturing	99.8%	99.8%	99.2%	99.9%
Technical services	0.1%	0.1%	0.7%	—%
Rental income	0.1%	0.1%	0.1%	0.1%

Total Net Sales	100.0%	100.0%	100.0%	100.0%
Gross Profit by Category
Nitrogen products manufacturing	27.6%	4.7%	23.5%	8.6%
Technical services	82.0%	—%	80.2%	—%
Rental income	100.0%	100.0%	100.0%	100.0%
Total gross profit percentage	27.7%	4.9%	23.9%	8.7%
Income Statement Components as a Percentage of Consolidated Net Sales from Continuing Operations
Operating Expenses
Selling, general and administrative	31.5%	41.0%	23.4%	26.0%
Depreciation and amortization	0.9%	1.1%	0.7%	0.7%
Research and development	77.4%	65.1%	50.1%	37.0%
Loss on impairment	1.5%	—%	11.9%	—%
Recovery of payment to vendor	(4.8)%	—%	(1.8)%	—%

Total Operating Expense	106.5%	107.2%	84.3%	63.7%

Loss from Operations	(78.8)%	(102.3)%	(60.4)%	(55.0)%

Other income (expense)
Interest and dividend income	1.7%	4.4%	1.6%	2.5%
Interest expense	(2.9)%	(3.8)%	(2.1)%	(2.6)%
Other income	0.1%	0.1%	—%	—%

Total Other Income (Expense)	(1.1)%	0.7%	(0.5)%	(0.1)%

Net loss from continuing operations	(79.9)%	(101.6)%	(60.9)%	(55.1)%

THREE AND SIX MONTHS ENDED MARCH 31, 2008 COMPARED TO THREE AND SIX MONTHS ENDED MARCH 31, 2007:
Continuing Operations
Revenues

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
	(Thousands)		(Thousands)
Revenues:
Nitrogen products manufacturing	$28,485	$16,873	$75,378	$52,258

Total products revenues	28,485	16,873	75,378	52,258
Technical services	17	12	547	12
Rental income	31	20	69	64

Total services revenues	48	32	616	76

Total revenues	$28,533	$16,905	$75,994	$52,334

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
     Product sales for the three and six months ended March 31, 2008 were $28,485,000 and $75,378,000 which included $1,159,000 and $1,676,000 of revenue derived from natural gas sales. Product sales during the three and six months ended March 31, 2007 were $16,873,000 and $52,258,000 which included $1,886,000 and $3,510,000 of revenue from natural gas sales. The increase in quarterly sales in the current year compared with the prior year was due to strong demand and substantial increases in market prices. The result was a substantial increase in the average sales price per ton combined with a 32.8% increase in total tons shipped for the quarter and a 15.8% increase in total tons shipped for the fiscal year to date. For the current fiscal year as compared with the prior fiscal year, the average sales price per ton increased by 43% for urea ammonium nitrate solutions and 37% for anhydrous ammonia. These two products comprised approximately 84% and 76% of the product sales in each fiscal year, respectively.
     Revenues for nitrogen fertilizer products have significantly increased the three and six months ended March 31, 2008 compared to the same periods ended March 31, 2007, due to in part the high demand for ethanol which is manufactured from corn. However, the East Dubuque Plant is operating near its capacity and accordingly, we do not expect the volume component of revenue growth to be sustained.
     Technical Services. Technical service revenues are technical services related to the Rentech Process which are provided by the scientists and technicians who staff our development and testing laboratory, and are included in our alternative fuels segment. The revenue earned from technical services during the three and six months ended March 31, 2008 was for progress billing from work performed under contracts.
     Rental Income. Rental income is derived by leasing part of our development and testing laboratory building to a tenant. Rental income from this tenant contributed $31,000 and $69,000 in revenue during the three and six months ended March 31, 2008 as compared to $20,000 and $64,000 during the three and six months ended March 31, 2007. Rental income is included in our alternative fuels segment because the rental income is generated from the laboratory building that houses our development and testing laboratory, which is part of the alternative fuels segment.
Cost of Sales

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
	(Thousands)		(Thousands)
Cost of sales:
Nitrogen products manufacturing	$20,613	$16,085	$57,690	$47,768
Technical services	3	—	108	—

Total cost of sales	$20,616	$16,085	$57,798	$47,768

     Nitrogen Products Manufacturing. Cost of sales for our nitrogen products manufacturing was $20,613,000 and $57,690,000 for the three and six months ended March 31, 2008, which included $1,142,000 and $1,709,000, respectively, of costs associated with natural gas sales. Natural gas and labor and benefit costs comprised 74.0% and 9.2%, respectively, of cost of sales related to produced inventory sold for the three months ended March 31, 2008. Comparatively, natural gas and labor and benefit costs comprised 74.5% and 11.0%, respectively, of cost of sales related to produced inventory sold for the six months ended March 31, 2008. Cost of sales as a percentage of sales was higher during fiscal 2008 than during the same periods in the prior year primarily due to a higher cost of natural gas.
     Technical Services. Cost of sales for our technical services during the three and six months ended March 31, 2008 was for costs incurred for work performed under a contract.
Gross Profit

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
	(Thousands)		(Thousands)
Gross profit:
Nitrogen products manufacturing	$7,872	$788	$17,688	$4,490
Technical services	14	12	439	12
Rental income	31	20	69	64

Total gross profit	$7,917	$820	$18,196	$4,566

     Our gross profit for the three and six months ended March 31, 2008 was $7,917,000 and $18,196,000, respectively, as compared to $820,000 and $4,566,000 for the three and six months ended March 31, 2007. The six month increase of $13,630,000, or 299% resulted primarily from strong pricing and demand for nitrogen products.
     Nitrogen Products Manufacturing. Gross profit for nitrogen products manufacturing was $7,872,000 and $17,688,000 for the three and six months ended March 31, 2008, which included $17,000 of gross income and $33,000 of gross loss, respectively, associated with natural gas sales. This compared with $788,000 and $4,490,000 of gross margin for the three and six months ended March 31, 2007, which included $33,000 of gross income and $60,000 of gross loss, respectively, associated with natural gas sales. Gross margin through the second quarter was 23.5% in fiscal 2008 compared with 8.6% in fiscal 2007. Strong product demand and increased market pricing for products offset partially by moderate increases in natural gas prices were the primary drivers for the increased gross margin.
     Technical Services. Gross profit for technical services was $14,000 and $439,000, respectively, for the three and six months ended March 31, 2008 from progress work under a license agreement and a contract.
Operating Expenses

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
	(Thousands)		(Thousands)
Operating expenses:
Selling, general and administrative	$8,956	$6,923	$17,796	$13,581
Depreciation and amortization	260	182	511	348
Research and development	22,094	11,011	38,085	19,416
Loss on impairment	421	—	9,075	—
Recovery of payment to vendor	(1,364)	—	(1,364)	—

Total operating expenses	$30,397	$18,116	$64,103	$33,345

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
     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $8,956,000 and $17,796,000 during the three and six months ended March 31, 2008, compared to $6,923,000 and $13,581,000 for the three and six months ended March 31, 2007.
     The stock based compensation expense under SFAS 123(R) was $1,086,000 and $2,206,000 for the three and six months ended March 31, 2008, respectively, and $1,161,000 and $2,175,000 for the three and six months ended March 31, 2007. The fiscal year-to-date increase of $31,000 was due to an increase in the value recognized upon vesting of restricted stock units granted to certain executives partially offset by a decrease in the vested number of common stock options. Refer to Note 13 to the Consolidated Financial Statements.
     Excluding the impact of compensation expense under SFAS 123(R) and one-time expenses, selling, general and administrative expenses for the six months ended March 31, 2008 increased by $3,774,000 compared to the same period in fiscal 2007. This increase resulted primarily from expenses for salaries and benefits, recruitment, travel, information technology, professional fees and project development which were partially offset by decreases in insurance and public company compliance expenses. Explanations for each of these changes are as follows:
•	Salaries and benefits increased by $2,143,000. The increase was the result of hiring new employees primarily related to the construction of the PDU, operations at REMC and the addition of corporate management positions.

•	Recruitment expenses increased by $77,000 as a result of increased recruitment and relocation costs incurred at REMC offset by a reduction in corporate hiring costs in fiscal 2008.

•	Travel costs increased by $390,000 consistent with the Company’s growth and expanded geographic presence.

•	Information technology expense increased by $764,000 as the Company enhanced its data and communication infrastructure.

•	Professional fees including legal services and accounting fees for audit and tax services increased by $806,000. Significant components of the increase included preparation of tax returns, analysis and guidance for FIN 48 disclosures, legal fees for development of the Natchez Project, and costs for continued development of the Company’s intellectual property portfolio.

•	Insurance expenses decreased by $190,000 for the six months ended March 31, 2008 compared to the same period in 2007 primarily as a result of premium reductions for our general liability policy and a refund of previously paid premiums upon policy audits which were partially offset by additional builder’s risk coverage for the PDU related to the ongoing construction efforts.

•	Expenses associated with our public company compliance requirements decreased by $353,000 due to reductions in the use of external resources previously utilized for compliance.

•	Project development expenses, including scoping and feasibility studies, increased by $91,000 primarily due to activity associated with the Natchez Project.
     The remaining selling, general and administrative expenses increased by $46,000 during the six months ended March 31, 2008 in comparison with the related expenses for the six months ended March 31, 2007, none of which were individually significant.

     Depreciation and Amortization. Though a portion of depreciation and amortization expense is associated with assets supporting general and administrative functions, the majority of the expense originates at our nitrogen products manufacturing segment and, as a manufacturing cost, is distributed between cost of goods sold and finished goods inventory. The components of depreciation and amortization expense for the three and six months ended March 31, 2008 and March 31, 2007 were as follows:
•	Depreciation expense included in cost of sales from our nitrogen products manufacturing segment in fiscal 2008 was $1,261,000 and $2,750,000, as compared to $984,000 and $2,274,000 in fiscal 2007, respectively. The increase was caused by, and was consistent with, the increase in cost of sales.

•	Depreciation expense within operating expenses was $260,000 and $511,000 in fiscal 2008, respectively, and was mostly attributable to our alternative fuels segment reflecting the increase in depreciable fixed assets which were primarily buildings, along with lab, computer and office equipment.

•	The total depreciation and amortization expense included in the statement of operations was $1,521,000 and $3,261,000 in fiscal 2008, an increase from amounts of $1,166,000 and $2,622,000, respectively from the fiscal 2007 results.
     Research and Development. Research and development expenses, which is included in our alternative fuels segment, were $38,085,000 during the six months ended March 31, 2008 compared to $19,416,000 for the six months ended March 31, 2007 or an increase of $18,669,000. Expenses incurred for the design, construction and procurement of equipment for the PDU comprised $29,379,000 or 77% of the total in research and development expense for the first six months of fiscal 2008. Expenses incurred for post construction efforts including commissioning and start up were $5,299,000 or 14% of the total in research and development expense for the first six months of fiscal 2008. Also included in the increase for the six months ended March 31, 2008, were expenses incurred for work on advanced catalysts, catalyst separation from crude wax, process optimization, and product upgrading.
     Loss on Impairment. In December 2007, the Company announced a change in the location for its first commercial synthetic fuels plant utilizing the Rentech Process from REMC to the Natchez Project. As a result of the shift to the Natchez Project, the Company suspended development on the conversion of the East Dubuque Plant. Costs incurred winding down the REMC conversion project were capitalized in construction in progress with a corresponding increase in impairment. During the six months ended March 31, 2008, the Company recorded an impairment loss of $9,075,000 related to winding down the suspended REMC conversion project.
     Recovery of Payment to Vendor. During February of 2008, we recovered $1,364,000 that was previously paid to a vendor for work related to the conversion of the East Dubuque Plant. This amount was subsequently applied to unpaid invoices from the vendor on projects other than the conversion of the East Dubuque Plant. Refer to Note 7 to the Consolidated Financial Statements for more information.
(Loss) Income from Operations

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
	(Thousands)		(Thousands)
(Loss) income from operations:
Nitrogen products manufacturing	$7,122	$235	$15,897	$3,346
Technical services	(29,633)	(17,551)	(61,873)	(32,189)
Rental income	31	20	69	64

Loss from operations	$(22,480)	$(17,296)	$(45,907)	$(28,779)

     Loss from operations during the three and six months ended March 31, 2008 increased by $5,184,000 and $17,128,000. The increased loss in the first six months of the current fiscal year compared to the prior fiscal year resulted from an increase in total operating expenses of $30,758,000 partially offset by an increase in gross profit of $13,630,000.
     Nitrogen Products Manufacturing. Income from operations for nitrogen products manufacturing was $7,122,000 and $15,897,000 for the three and six months ended March 31, 2008, respectively. The gain from operations for the nitrogen products manufacturing segment was due to higher product prices and higher sales volumes than in the same period from the prior year.
     Technical Services. Loss from operations for technical services was $29,633,000 and $61,873,000 during the three and six months ended March 31, 2008, respectively primarily due to continued expenditures relating to completion of the PDU.

Other (Expense) Income

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
	(Thousands)		(Thousands)
Other (expense) income:
Interest and dividend income	$482	$748	$1,219	$1,322
Interest expense	(843)	(649)	(1,602)	(1,378)
Loss on the disposal of fixed assets	(2)	—	(4)	—
Other income	31	19	46	19

Total other (expense) income	$(332)	$118	$(341)	$(37)

     Interest Income. Interest income during the three and six months ended March 31, 2008 was $482,000 and $1,219,000, respectively. The decrease of $103,000 for the six month period in the current year versus the prior year was due to the offsetting impacts from decreases in interest rates and the amount of funds invested in interest-bearing cash accounts. The nitrogen product manufacturing segment had substantial sales under prepaid contracts, increasing the balance held in interest bearing cash accounts and resulting in greater interest income. This increase in interest income was offset by a decrease in interest income from our holdings of available for sale securities which had a lower balance during fiscal 2008 as compared to fiscal 2007 along with the impact of lower interest rates on all balances maintained.
     Interest Expense. Interest expense during the three and six months ended March 31, 2008 was $843,000 and $1,602,000, respectively. The increase in the six month period of fiscal 2008 versus fiscal 2007 was $224,000 or 16%. The primary component of interest expense is related to the Company’s 4.00% Convertible Senior Notes Due 2013 issued in April 2006.
Net (Loss) Income from Continuing Operations

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
	(Thousands)		(Thousands)
Net (loss) income from continuing operations:
Nitrogen products manufacturing	$7,297	$601	$16,404	$3,684
Technical services	(30,140)	(17,799)	(62,721)	(32,564)
Rental income	31	20	69	64

Net loss from continuing operations	$(22,812)	$(17,178)	$(46,248)	$(28,816)

     Net income from continuing operations for nitrogen products manufacturing was $7,297,000 and $16,404,000 during the three and six months ended March 31, 2008, up from $601,000 and $3,684,000 during the three and six months ended March 31, 2007, respectively. The increase for the six month period of fiscal 2008 was $12,720,000 or 345% due to reasons previously discussed.
     Net loss from continuing operations for technical services was $30,140,000 and $62,721,000 during the three and six months ended March 31, 2008, up from $17,799,000 and $32,564,000 during the three and six months ended March 31, 2007, respectively. The increase for the six month period of fiscal 2008 was $30,157,000 due to increases in research and development expenses, increases in selling, general and administrative expenses and the loss on impairment as previously discussed.
     For the three and six months ended March 31, 2008, we experienced net losses from continuing operations of $22,812,000 and $46,248,000, respectively, compared to net losses from continuing operations of $17,178,000 and $28,816,000 during the three and six months ended March 31, 2007, respectively. The increased loss for the six month period of $17,432,000 resulted from an increase in operating expenses of $30,758,000, which included a loss on impairment of $9,075,000, partially offset by an increase in gross profit of $13,630,000 and a recovery of payment to vendor of $1,364,000.

Discontinued Operations
Net Income from Discontinued Operations

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
	(Thousands)		(Thousands)
Revenues	$—	$—	$—	$1,179
Cost of sales	—	—	—	762

Gross profit	$—	$—	$—	$417
Operating expenses	—	—	—	192

Income from operations	$—	$—	$—	$225

Net income from discontinued operations	$—	$—	$—	$225

     Net income from discontinued operations. There were no discontinued operations during the six months ended March 31, 2008. PML was sold during the first quarter in fiscal 2007. Refer to Note 3 to the Consolidated Financial Statements.
Net Loss Applicable to Common Stockholders

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
	(Thousands)		(Thousands)
Net loss	$(22,796)	$(17,178)	$(46,210)	$(25,870)
Net loss applicable to common stockholders	$(22,796)	$(17,178)	$(46,210)	$(25,870)
Net loss per common share	$(0.138)	$(0.121)	$(0.280)	$(0.182)
     For the three and six months ended March 31, 2008, we experienced a net loss applicable to common stockholders of $22,796,000 or $0.138 per share and $46,210,000 or $0.280 per share, respectively. These amounts compare to a net loss applicable to common stockholders of $17,178,000 or $0.121 per share and $25,870,000 or $0.182 per share during the three and six months ended March 31, 2007, respectively.

ANALYSIS OF CASH FLOW
     The following table summarizes our Consolidated Statements of Cash Flows:

	Six Months Ended March 31,
	2008	2007
	(Thousands)
Net Cash (Used in) Provided by:
Operating activities	$(10,741)	$(8,729)
Investing activities	(952)	6,826
Financing activities	1,322	1,941

Net (decrease) increase in cash and cash equivalents	$(10,371)	$38

Cash Flows from Operating Activities
     Net Loss. Operating activities produced net losses of $46,210,000 during the six months ended March 31, 2008, as compared to net losses of $25,870,000 during the six months ended March 31, 2007. The cash flows used in operations during these periods resulted from the following operating activities:
     Depreciation. Depreciation expense increased during the six months ended March 31, 2008 by $714,000, as compared to the six months ended March 31, 2007. The increase in depreciation expense was attributable to REMC fixed asset additions and depreciation charged to cost of goods sold.
     Amortization. Amortization expense decreased by $14,000 as certain intangible assets became fully amortized.
     Impairment of Assets. On December 4, 2007, we announced a change in the location for our first commercial synthetic fuels plant utilizing the Rentech Process from REMC to the Natchez Project. As a result of the shift to the Natchez Project, we suspended development on the conversion of the East Dubuque Plant. Costs incurred winding down the REMC conversion project are capitalized in construction in progress with a corresponding increase in impairment. During the six months ended March 31, 2008, we recorded an impairment loss of $9,075,000 related to winding down the suspended REMC conversion project. For more information, refer to Note 7 to the Consolidated Financial Statements.
     Recovery of Payment to Vendor. During February of 2008, we recovered $1,364,000 that was previously paid to a vendor for work related to the conversion of the East Dubuque Plant. This amount was subsequently applied to unpaid invoices from the vendor on projects other than the conversion of the East Dubuque Plant. Refer to Note 7 to the Consolidated Financial Statements for more information.
     Utilization of Spare Parts. During the six months ended March 31, 2008, we utilized $487,000 of spare parts in our production of nitrogen-based fertilizers as compared to utilization of $646,000 during the six months ended March 31, 2007. The reduction in usage was due to the plant’s higher usage of spare parts in the first quarter of fiscal 2007 resulting from an unscheduled plant shutdown. No such shutdown occurred in the first or second quarter of fiscal 2008.
     Bad Debt Expense. In the first quarter of fiscal 2008, we increased our allowance for doubtful accounts by $373,000 as a result of uncertainties on the collectibility of billings under a technical services agreement.
     Loss on Sale of Fixed Assets. During the six months ended March 31, 2008, we sold fixed assets for an aggregate loss of $4,000.
     Non-Cash Interest Expense. Total non-cash interest expense recognized during the six months ended March 31, 2008 was $468,000, compared to $374,000 during the six months ended March 31, 2007. The non-cash interest expense recognized was due to the amortization of bond issue costs and beneficial conversion feature expenses of our convertible notes along with the write off of loan fees related to the CIT line of credit that was cancelled.
     Non-Cash Marketing Expense. During the second quarter of fiscal 2008, we incurred $86,000 of non-cash expenses associated with equity-based compensation to a vendor that provided marketing services. For more information, refer to Note 12 to the Consolidated Financial Statements.

     Write down of Inventory to Market. At December 31, 2007, we wrote down the value of the natural gas inventory by $82,000 to equal market pricing. As of December 31, 2006, we wrote down inventory by $509,000 due to inefficiencies in production that occurred because of an unscheduled shutdown of the plant. No such adjustments were required as of March 31, 2008.
     Gain on Sale of Subsidiary. In November 2006, we sold PML which was wholly-owned for $5,349,000. We recorded a gain on the sale of $2,721,000. During the first six months of fiscal 2008, we received $38,000 from the prior divestiture of REN Corporation.
     Interest Earned on Grant Proceeds. During the first six months of fiscal 2008, we earned $45,000 of interest on the $1,500,000 grant proceeds received in fiscal 2007.
     Options for Common Stock Issued for Services. During the six months ended March 31, 2008, we recorded $615,000 of compensation expense related to stock options that vested during the period as compared to $848,000 of compensation expense for the similar period in the prior fiscal year. The decrease was consistent with a reduction in the number of options granted. The options were valued using the Black-Scholes option-pricing model at time of the option grant.
     Restricted Stock Units Issued for Services. During the six months ended March 31, 2008, we recorded $1,694,000 of compensation expense related to RSU’s that vested during the period. This compares with $1,407,000 of expense from the similar period in the prior fiscal year. The difference was attributable to the amortization of a grant that occurred in the second quarter of fiscal 2007. During the first six months of fiscal 2008, 590,000 RSU’s vested of which 378,000 were settled in shares of common stock and 212,000 were settled in cash in order to meet minimum tax withholding requirements. We recognized the fair value of the 212,000 RSU’s, or $305,000, as repurchase of shares issued, and no additional compensation cost was recognized.
     Changes in Operating Assets and Liabilities. The changes in operating assets and liabilities, net of business combination, result from the following factors:
     Accounts Receivable. During the first six months of fiscal 2008, accounts receivable decreased by $10,321,000 due to the receipt of customer payments from previously billed accounts receivable and contract sales agreements in our nitrogen products manufacturing segment.
     Other Receivables. Other receivables was used to record inventory transfers to a third party under a product exchange agreement. The balance of the account at September 30, 2007 was $2,508,000. During the first quarter of fiscal 2008, the majority of the inventory was returned relieving $2,365,000 of the receivable and the remainder was invoiced to the customer. The invoice was collected during the second quarter of fiscal 2008.
     Inventories. Inventories increased during the six months ended March 31, 2008 by $17,699,000. The increase was due to the seasonal buildup of inventory from production in our nitrogen products manufacturing segment in advance of spring shipments.
     Prepaid Expenses and Other Current Assets. Prepaid expenses and other current assets decreased during the six months ended March 31, 2008 by $2,547,000. The decrease was primarily caused by the discontinuance of vendor payments due to suspending the REMC conversion project.
     Accounts Payable. Accounts payable decreased by $3,131,000 during the six months ended March 31, 2008. This decrease resulted primarily from the timing of receiving and paying trade payables, the majority of which were associated with the construction of the PDU, construction in progress costs for conversion of the East Dubuque Plant and other development projects.
     Accrued Retirement Payable. Accrued retirement payable decreased by $125,000 to an ending balance of $0 as a result of the final payments made to our former CEO and COO during the three months ended December 31, 2007.
     Deferred Revenue. We record a liability for deferred revenue upon execution of product prepayment contracts which creates an obligation for delivery of a product within a specified period of time in the future. The balance of deferred revenue contracts increased by $18,757,000 during the six months ended March 31, 2008 as new sales contracts were executed. The increase was slightly offset by the fulfillment of purchase commitments that were executed in the prior year.

     Accrued Interest Expense. Total accrued interest expense was unchanged in the six months ended March 31, 2008 as the amount of accrued interest on the Company’s 4% convertible senior notes was equal to the semi-annual payment of this interest liability.
     Accrued Liabilities, Accrued Payroll and Other. Accrued liabilities, accrued payroll and other increased by $6,074,000 during the six months ended March 31, 2008 mainly as a result of recognizing obligations to certain vendors for expenditures on the PDU.
     Net Cash Used in Operating Activities. The total cash used by operations was $10,741,000 during the six months ended March 31, 2008, as compared to $8,729,000 of cash used in operations during the six months ended March 31, 2007.
Cash Flows from Investing Activities
     Available for Sale Securities. Available for sale securities are maintained to fund our future operating needs. During the six months ended March 31, 2008, our available for sale securities decreased by $13,612,000 as investments were liquidated to fund working capital needs. Interest and dividend income of $478,000 increased the available for sale securities. As of March 31, 2008, we reclassified $8,228,000 of available for sale securities from current assets to noncurrent assets because the Company was unable to redeem the securities into cash for current operations. For more information, refer to Note 4 to the Consolidated Financial Statements. We recognized a net unrealized loss of $783,000 on the value of the available for sale securities as of March 31, 2008.
     Purchase of Property and Equipment. During the six months ended March 31, 2008, we purchased $3,135,000 of property and equipment. Of these purchases, 60% was attributable to the implementation of a financial accounting and enterprise resource planning system which was placed in service during the second quarter of fiscal 2008, and 33% was related to capitalized improvements to the East Dubuque Plant and purchases of spare parts for the East Dubuque Plant.
     Purchase of Construction in Progress. During the six months ended March 31, 2008, we incurred $10,740,000 of net additions to construction in progress costs. Expenditures of $12,836,000, primarily related to winding down the conversion at REMC along with plant and building improvements to East Dubuque Plant and the PDU site were partially offset by $2,096,000 of assets placed in service.
     Proceeds from Disposal of Fixed Assets. During the six months ended March 31, 2008, proceeds from the sale of fixed assets were $22,000.
     Proceeds from Sale of Subsidiary. In the prior year, the gross proceeds collected during the first quarter was $5,398,000 related to our sale of PML on November 15, 2006.
     Other Assets and Deposits. During the six months ended March 31, 2008, net cash of $265,000 was used by other assets and deposits comprised of $300,000 of land option payments associated with the Natchez Project partially offset by a write off of $30,000 associated with the REMC conversion project.
     Net Cash (Used in) Provided by Investing Activities. The total cash used in investing activities was $952,000 during the six months ended March 31, 2008 as compared to cash provided of $6,826,000 during the six months ended March 31, 2007.
Cash Flows from Financing Activities
     Proceeds from Issuance of Common Stock. During the six months ended March 31, 2008, the Company collected $2,000 of cash related to restricted common stock issued to a professional services provider. For more information, refer to Note 12 to the Consolidated Financial Statements.
     Proceeds from Options and Warrants Exercised. During the six months ended March 31, 2008, the Company collected $1,328,000 of cash related to stock options and warrants that were exercised.
     Proceeds from Grant. During the first six months of fiscal 2007, $1,500,000 of grant proceeds were received related to the conversion of the East Dubuque Plant.

     Payment of Financial Advisory Fees. We engaged Credit Suisse to act as our exclusive financial advisor with respect to the development, financing and review of certain financing matters in connection with projects in Adams County, Mississippi and at the East Dubuque Plant. Through the end of fiscal 2007, payments made by us had reached the contractual limit of $2,750,000 and as such, no payment was made during fiscal 2008.
     Proceeds/Payments on Line of Credit, Net. We received $97,191,000 of proceeds from and made $97,191,000 of payments on our line of credit with CIT during fiscal 2008 until the line was cancelled.
     Net Cash Provided by Financing Activities. The total cash provided by financing activities was $1,322,000 during the six months ended March 31, 2008 as compared to cash provided of $1,941,000 during the six months ended March 31, 2007.
(Decrease) Increase in Cash and Cash Equivalents
     Cash and Cash Equivalents decreased during the six months ended March 31, 2008 by $10,371,000 compared to an increase of $38,000 during the six months ended March 31, 2007. These changes decreased the ending cash balance at March 31, 2008 to $23,321,000, and increased the ending cash balance at March 31, 2007 to $26,604,000.
LIQUIDITY AND CAPITAL RESOURCES
     We have funded our operations primarily from prior equity offerings and REMC operations during fiscal year 2008. We will need to raise additional capital to fund our liquidity needs for the remainder of 2008. At March 31, 2008, we had negative working capital of $14,496,000, as compared to positive working capital of $37,961,000 at September 30, 2007. At March 31, 2008, our current assets totaled $90,333,000, including cash and cash equivalents of $23,321,000 and net accounts receivable of $25,519,000, and our current liabilities were $82,105,000. We had long-term liabilities of $65,783,000, of which most related to our long-term convertible debt. For the six months ended March 31, 2008, we recognized net losses of $46,210,000, and negative cash flow from operations of $10,741,000.
     We have experienced higher than previously forecasted construction costs at our PDU facility mainly resulting from rising construction costs, the addition of a steam methane reformer at the site and project design revisions. We have also incurred costs related to the suspension of the conversion of the East Dubuque Plant. In addition, the level of corporate activity required to execute our business plan has resulted in a materially increased cash burn rate, including costs for consultants, attorneys, accountants, financial advisors, and other service providers, as well as the need for additional personnel, systems, and expense for the Company. We are assessing our organizational plans to identify opportunities to reduce these costs.
     As of March 31, 2008, we held available for sale securities consisting of $8.2 million of auction rate securities. The recent conditions in the global credit markets have caused auctions for these securities to fail and we have been unable to liquidate our position. However, the securities have continued to perform according to their stated terms. To date we have only recognized temporary unrealized losses as a result of the current credit market conditions. There can be no assurance as to when, and for what amount, we may be able to liquidate our position in these securities. However, the custodian of our available for sale securities has provided a line of credit of up to $5,000,000 using the securities for collateral. Refer to Note 17 to the Consolidated Financial Statements for more information regarding the line of credit.
     Our principal needs for liquidity are to fund working capital, pay for research and development of the Rentech Process, complete construction, commissioning and start-up of the PDU, finance its operation and plans for gasification technology, operate the East Dubuque Plant and fund development of the Natchez Project and other commercial projects. We will require substantial amounts of capital that we do not now have to achieve our objectives as planned for fiscal 2008.
     We are actively pursuing sources to provide additional liquidity, and we may issue additional shares of our common stock and other equity or debt securities. As of March 31, 2008, we have a shelf registration statement covering $19,186,000 aggregate offering price of securities, up to all of which could be issued for shares of common stock, for issuance in future financing transactions. We may issue shares of convertible preferred stock or other securities convertible into common stock or we may enter into additional debt instruments. We may also offer securities which will not be registered under the Securities Act of 1933, and may not be offered or sold in the United States absent an available exemption from registration.

     Historically, for working capital we have relied upon private placements and public offerings of our common stock, which has been sold at a discount from the market price. We have also previously sold convertible preferred stock and convertible promissory notes bearing interest in private placements and public offerings. For the years ended September 30, 2007, 2006 and 2005, we received cash proceeds from the issuance of common stock of $56,758,000 (including $54,851,000 from the issuance of common stock and $1,907,000 from the exercise of stock options and warrants), $81,836,000 (including $62,560,000 from the issuance of common stock, $12,255,000 from the receipt of a subscription receivable and $7,021,000 from the exercise of stock options and warrants), and $21,114,000 (including $18,607,000 from the issuance of common stock and $2,507,000 from the exercise of stock options and warrants, respectively). We also received cash proceeds from long-term debt and long-term convertible debt to stockholders of $0, $57,500,000, and $2,850,000 for each of the three fiscal years, respectively, as well as $0, $0, and $8,315,000 from the issuance of convertible preferred stock. In addition, for the six months ended March 31, 2008 and 2007 we recognized operating income from REMC of $15,897,000 and $3,346,000, respectively which was partially offset by capital expenditures of $3,331,000 and $3,197,000, respectively.
     Revenues for nitrogen fertilizer products have significantly increased in the quarter and six months ended March 31, 2008, as compared to the same periods of the prior year. This is, in part, the result of high demand for ethanol which is manufactured from corn. However, the East Dubuque Plant is operating near its capacity and accordingly, we do not expect the volume component of revenue growth to be sustained.
     We believe that our currently available cash, cash flows from operations, funding opportunities we are currently pursuing to increase liquidity and other plans, which could include additional debt or equity financing, will be sufficient to meet our cash operating needs through the fiscal year ending September 30, 2008. We believe, but can offer no assurance, that our efforts to increase working capital will be achieved. Recently, credit markets have experienced unusual uncertainty and access to capital markets has tightened. Our failure to raise additional capital when needed may have a material adverse effect on our results of operations, liquidity and cash flows and our ability to execute our business plan.
CONTRACTUAL OBLIGATIONS
     We have entered into various contractual obligations as detailed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007. In the first six months of fiscal 2008, during the normal course of business, the amount of our contractual obligations changed as scheduled payments were made and new contracts were executed. During the second quarter of fiscal 2008, the following significant changes occurred to contractual obligations:
•	Natural gas purchase contracts executed as of the end of each quarter decreased by $9,205,000 to $9,262,000. As of March 31, 2008, the natural gas purchase contracts included delivery dates through April 30, 2008.

•	Purchase obligations decreased by $4,339,000 to $3,533,000 consistent with the mechanical completion of the PDU.
     Subsequent to March 31, 2008, we entered into additional fixed quantity natural gas supply contracts for various delivery dates through October 31, 2008. The total MMBTU’s associated with these additional contracts was 4,046,000 and the total amount of the purchase commitments was $42,761,000, resulting in a weighted average rate per MMBTU of $10.57.
     Subsequent to March 31, 2008, REMC entered into commitments to purchase ammonia from a third party at a cost of $11,990,000. Concurrent with the purchase commitment, REMC entered into a commitment to sell the ammonia. The transaction’s net effect will contribute positive gross margin in the third quarter of fiscal 2008.
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
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133.” This standard changes the disclosure requirements for derivative instruments and hedging activities. The Statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. In the absence of any derivative instruments or hedging activities, management does not currently expect SFAS No. 161 to have a material impact on the Company’s financial condition or results of operations.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Interest Rate Risk. We are exposed to the impact of interest rate changes related to our investment of current cash and cash equivalents and available for sale securities. Our cash and cash equivalents are generally highly liquid with short-term maturities, and the related market risk for these funds is not considered material. As of March 31, 2008, we held available for sale securities consisting of $8.2 million of auction rate securities. The recent conditions in the global credit markets have caused auctions for these securities to fail and we have been unable to liquidate our position. However, the securities have continued to perform according to their stated terms. To date we have only recognized temporary unrealized losses as a result of the current credit market conditions. There can be no assurance as to when, and for what amount, we may be able to liquidate our position in these securities. However, the custodian of our available for sale securities has provided a line of credit of up to $5,000,000 using the securities for collateral. Refer to Note 17 to the Consolidated Financial Statements for more information regarding the line of credit. Our debt is at fixed rates and therefore does not have interest rate exposure. We believe that fluctuations in interest rates in the near term will not materially affect our consolidated operating results, financial position or cash flow.
     Commodity Price Risk. We are exposed to market risk due to changes in natural gas prices. Natural gas is a raw material used in the production of various nitrogen-based products that are manufactured at the East Dubuque Plant. Market prices of nitrogen-based products are affected by changes in natural gas prices as well as supply and demand and other factors. As a normal course of business, REMC currently produces nitrogen-based fertilizer products throughout the year to supply its needs during the high sales volume spring season. Nitrogen-based inventory remaining at the end of the spring season will be subject to market risk due to changes in natural gas prices and supply and demand. Currently, REMC purchases natural gas for use in its East Dubuque Plant on the spot market, and through short-term, fixed supply, fixed price and index price purchase contracts. Notwithstanding these purchase contracts, REMC remains exposed to significant market risk. There has been a generally increasing trend in natural gas prices during the last three years with prices reaching record highs in 2005 and then reducing in 2006 and 2007 due to various supply and demand factors, including the increasing overall demand for natural gas from industrial users, which is affected, in part, by the general conditions of the United States economy, and other factors. Seasonal fluctuations exist within each year resulting from various supply and demand factors, such as the severity of winters affecting consumer consumption for heating, and summers affecting industrial demand by utilities for electrical generation, among other factors. Changes in levels of natural gas prices and market prices of nitrogen-based products can materially affect REMC’s financial position and results of operations. A hypothetical increase of $0.10 per MMBTU of natural gas could increase the cost to produce one ton of ammonia by approximately $3.50. REMC has experienced no difficulties in securing supplies of natural gas, however, natural gas is purchased at market prices and such purchases are subject to price volatility.

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
ITEM 1A. RISK FACTORS.
     Risk factors were disclosed in Part I, Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007. Those risk factors should be read in conjunction with this Quarterly Report on Form 10-Q. The Company has also identified the following additional risk factors during the three months ended March 31, 2008.
     Recent disruptions in the credit markets have made it more difficult for companies to secure financing. If we are unable to access financing on terms and at a time acceptable to us for any reason, it could have a material adverse effect on our operations, financial condition and liquidity.
     Our ability to obtain any financing, whether through the issuance of new equity or debt securities or otherwise, and the terms of any such financing are dependent on, among other things, our financial condition, financial market conditions within our industry and generally, credit ratings and numerous other factors. Recently, credit markets have experienced unusual uncertainty, and liquidity and access to capital markets and other sources of financing have tightened. Consequently, in the event we need to access the capital markets or other sources of financing, there can be no assurance that we will be able to obtain such financing on acceptable terms or within an acceptable time, if at all. If we are unable to obtain financing on terms and within a time acceptable to us it could, in addition to other negative effects, have a material adverse effect on our operations, financial condition and liquidity.
     The investment portfolio for our available for sale securities includes investments in auction rate securities. Negative conditions in the global credit markets may impair the liquidity of a portion of our investment portfolio and require us to adjust the carrying value of our investment through an impairment of earnings.
     Our available for sale securities consist of auction rate securities and government agency securities. As of March 31, 2008 we held approximately $8.2 million of auction rate securities with maturity dates extending to 2050. Auction rate securities are debt instruments with a long-term maturity and an interest rate that is reset in short intervals through auctions. The recent conditions in the global credit markets have prevented us and other investors from liquidating holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature.
     The custodian of our available for sale securities uses a pricing model that incorporates these events to calculate the fair value and an associated unrealized loss for each auction rate security in our portfolio. We evaluate the nature of the unrealized loss for classification as temporary or other-than-temporary. To date we have only recognized temporary unrealized losses. However, if the credit ratings of the security issuers deteriorate and any decline in market value is determined to be other-than-temporary, we would be required to adjust the carrying value of the security through an impairment charge. We believe we will be able to liquidate our available for sale securities without significant loss, and we currently believe these securities are not significantly impaired, however, it could take until the final maturity of the underlying notes to realize our security’s recorded value. Based on our expected operating cash flows, and our other sources of cash, we do not anticipate the potential lack of liquidity on these available for sale securities will affect our ability to execute our current business plan.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The annual meeting of shareholders was held on April 18, 2008. There were 143,789,321 shares of common stock represented at the meeting either in person or by proxy, comprising approximately 87% of the issued and outstanding common stock of the Company entitled to vote at the meeting.
     For Proposal Item 1, the election of directors, the results were as follows: 137,234,294 votes were cast in favor of the election of Michael S. Burke for a three-year term, including approximately 95% of the shares represented at the meeting, with 6,555,027 shares withheld from the vote; (ii) 137,923,661 votes were cast in favor of the election of Ronald M. Sega for a three-year term, including approximately 96% of the shares represented at the meeting, with 5,865,660 shares withheld from the vote; and (iii) 137,119,970 votes were cast in favor of the election of Dennis L. Yakobson for a three year term, including approximately 95% of the shares represented at the meeting, with 6,669,351 shares withheld from the vote. Michael S. Burke, Ronald M. Sega and Dennis L. Yakobson were elected directors of the Company for three-year terms ending at the annual meeting of shareholders held in the year 2011 when their successors are elected and qualified. Michael F. Ray, Edward M. Stern, D. Hunt Ramsbottom and Halbert S. Washburn were not up for re-election as directors and they continue to serve as directors of the Company for the remainder of their terms ending at the annual meeting of shareholders in 2009, with respect to Messrs. Ramsbottom and Washburn, and in 2010, with respect to Messrs. Ray and Stern. Erich W. Tiepel resigned from the Board of Directors of the Company on April 18, 2008. On the same date, the Board of Directors appointed Mr. Ray to the Audit Committee and Mr. Stern to the Compensation Committee to fill the vacancies left by the departure of Mr. Tiepel. Additionally, Mr. Ray will no longer serve on the Nominating Committee and Dr. Sega will take his place on the Nominating Committee.
     For Proposal Item 2, the approval of an amendment to the Company’s Articles of Incorporation to replace the majority of the quorum voting requirement with a majority of the votes cast voting requirement for certain shareholder proposals: 125,274,017 votes were cast for the proposal; 17,525,403 votes were cast against the proposal; and 989,901 votes abstained. Approximately 87% of the shares represented at meeting voted in favor of amending the Company’s Articles of Incorporation. Proposal Item 2 received a majority of the votes represented by the Company’s outstanding common stock and was approved.
     For Proposal Item 3, the ratification of the selection of Ehrhardt, Keefe, Steiner & Hottman P.C. as the Company’s independent registered public accounting firm for 2008: 138,436,040 votes were cast for the proposal; 4,250,976 votes were cast against the proposal; and 1,102,304 votes abstained. Approximately 96% of the shares represented at the meeting voted in favor of ratifying the selection of Ehrhardt, Keefe, Steiner & Hottman P.C. Proposal Item 3 received a majority of the votes represented at the meeting and was approved.

ITEM 6. EXHIBITS.
Exhibit Index
3.1	Articles of Amendment to Amended and Restated Articles of Incorporation of Rentech, Inc.

4.1	Amendment No. 2 to amended Rights Agreement dated March 12, 2008 (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 18, 2008).

10.1	Line of Credit Agreement between Rentech, Inc. and Lehman Brothers, Inc. dated May 7, 2008.

31.1	Certification of President and Chief Executive Officer Pursuant to Rule 13a-14 or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 or Rule 15d-14(a).

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RENTECH, INC.
Dated: May 9, 2008	/s/ D. Hunt Ramsbottom
D. Hunt Ramsbottom, President and
Chief Executive Officer

Dated: May 9, 2008	/s/ I. Merrick Kerr
Merrick Kerr
Chief Financial Officer