Form 10-Q
period 2008-06-30
RENTECH INC /CO/
filed 2008-08-11
CIK 868725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the Registrant’s common stock outstanding as of August 6, 2008 was 166,256,979.

RENTECH, INC.
Form 10-Q
Third Quarter ended June 30, 2008

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RENTECH, INC.
Consolidated Balance Sheets
(Stated in Thousands, Except Per Share Data)

	As of
	June 30, 2008	September 30, 2007
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$44,924	$33,692
Restricted cash, short-term	151	104
Available for sale securities, net of unrealized loss of $0 (June 30, 2008) and $2 (September 30, 2007) (Note 4)	—	22,259
Accounts receivable, net of $692 (June 30, 2008) and $126 (September 30, 2007) allowance for doubtful accounts (Note 5)	79,122	36,213
Inventories (Note 6)	29,770	13,611
Prepaid expenses and other current assets	2,896	4,197
Other receivables, net	13	2,508

Total current assets	156,876	112,584

Property, plant and equipment, net (Note 7)	59,176	59,002

Construction in progress (Note 7)	15,204	4,192

Other assets
Licensed technology and technology rights, net of accumulated amortization of $3,681 (June 30, 2008) and $3,509 (September 30, 2007) (Note 2)	38	210
Available for sale securities, net of unrealized loss of $775 (June 30, 2008) and $0 (September 30, 2007) and net of advances on line of credit of $3,804 (June 30, 2008) and $0 (September 30, 2007) (Note 4)	4,431	—
Other assets and deposits (Note 9)	8,987	6,923
Restricted cash, long-term	50	152

Total other assets	13,506	7,285

Total assets	$244,762	$183,063

See Notes to Consolidated Financial Statements.

RENTECH, INC.
Consolidated Balance Sheets — Continued
(Stated in Thousands, Except Per Share Data)

	As of
	June 30, 2008	September 30, 2007
	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable	$5,967	$11,299
Accrued payroll and benefits	4,371	4,478
Accrued liabilities	10,030	10,476
Accrued liability under restricted stock awards (Note 12)	326	—
Deferred revenue (Note 2)	111,006	46,982
Accrued interest	918	1,061
Accrued retirement payable (Note 11)	—	125
Convertible notes payable to related parties (Note 16)	187	181
Current portion of long-term debt (Note 8)	22	21

Total current liabilities	132,827	74,623

Long-term liabilities
Long-term debt, net of current portion (Note 8)	936	951
Term loan, long-term (Note 8)	53,000	—
Long-term convertible debt (Note 9)	56,898	56,804
Advance for equity investment (Note 11)	7,892	7,892
Other long-term liabilities	50	81

Total long-term liabilities	118,776	65,728

Total liabilities	251,603	140,351

Commitments and contingencies (Notes 2, 10 and 11)
Stockholders’ (deficit) equity (Note 12)
Preferred stock — $10 par value; 1,000 shares authorized; 90 series A convertible preferred shares authorized; no shares outstanding and $0 liquidation preference	—	—
Series C participating cumulative preferred stock — $10 par value; 500 shares authorized; no shares issued and outstanding	—	—
Common stock — $.01 par value; 250,000 shares authorized; 165,954 (June 30, 2008) and 163,805 (September 30, 2007) shares issued and outstanding	1,659	1,638
Additional paid-in capital	239,236	233,447
Notes receivable on sale of common stock (Note 12)	(606)	—
Accumulated deficit	(246,355)	(192,373)
Accumulated other comprehensive loss	(775)	—

Total stockholders’ (deficit) equity	(6,841)	42,712

Total liabilities and stockholders’ (deficit) equity	$244,762	$183,063

See Notes to Consolidated Financial Statements.

RENTECH, INC.
Consolidated Statements of Operations
(Stated in Thousands, Except Per Share Data)

	Three Months ended June 30,		Nine Months ended June 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Revenues
Product sales	$60,343	$50,382	$135,721	$102,640
Service revenues	31	17	647	93

Total revenues	60,374	50,399	136,368	102,733

Cost of sales
Product sales	42,807	41,168	100,497	88,936
Service revenues	—	—	108	—

Total cost of sales	42,807	41,168	100,605	88,936

Gross profit	17,567	9,231	35,763	13,797

Operating expenses
Selling, general and administrative expenses	8,273	8,198	26,070	21,779
Depreciation and amortization expenses	346	199	856	547
Research and development expenses	15,798	7,775	53,883	27,191
Loss on impairment (Notes 2 and 7)	236	—	9,311	—
Recovery of payment to vendor (Note 7)	(109)	—	(1,473)	—

Total operating expenses	24,544	16,172	88,647	49,517

Operating loss	(6,977)	(6,941)	(52,884)	(35,720)

Other income (expense)
Interest and dividend income	276	718	1,495	2,041
Interest expense	(1,166)	(581)	(2,767)	(1,959)
Loss on disposal of fixed assets	(1)	(209)	(5)	(209)
Other income	80	24	124	42

Total other expense	(811)	(48)	(1,153)	(85)

Net loss from continuing operations before income taxes	(7,788)	(6,989)	(54,037)	(35,805)
Income tax expense	(6)	—	(6)	—

Net loss from continuing operations	(7,794)	(6,989)	(54,043)	(35,805)

Discontinued operations (Note 3):
Net income from discontinued operations net of tax of $0	—	—	—	225
Gain on sale of discontinued operations, net of tax of $0	22	91	61	2,812

	22	91	61	3,037

Net loss applicable to common stockholders	$(7,772)	$(6,898)	$(53,982)	$(32,768)

Basic and diluted loss per common share:
Continuing operations	$(.047)	$(.044)	$(.327)	$(.243)
Discontinued operations	.000	.000	.000	.020

Basic and diluted loss per common share	$(.047)	$(.044)	$(.327)	$(.223)

Basic and diluted weighted-average number of common shares outstanding	165,842	157,470	165,233	147,259

See Notes to Consolidated Financial Statements.

RENTECH, INC.
Consolidated Statement of Stockholder’s (Deficit) Equity and Comprehensive Loss
(Stated in Thousands)

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Notes	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Receivable	Deficit	Income (Loss)	(Deficit) Equity
Balance, September 30, 2007 (1)	163,805	$1,638	$233,447	$—	$(192,373)	$—	$42,712
Common stock issued for services (Note 12)	400	4	604	(606)	—	—	2
Common stock issued for cash on options and warrants exercised (Note 12)	1,232	12	1,437	—	—	—	1,449
Options and warrants for common stock issued for services (Note 13)	—	—	1,638	—	—	—	1,638
Restricted stock units issued for services (Note 13)	—	—	2,523	—	—	—	2,523
Restricted stock units settled in cash (Note 13)	—	—	(408)	—	—	—	(408)
Restricted stock units settled in shares (Note 13)	517	5	(5)	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	(53,982)	—	(53,982)
Other comprehensive income:
Net unrealized loss on available for sale securities, net of tax	—	—	—	—	—	(775)	(775)

Balance, June 30, 2008	165,954	$1,659	$239,236	$(606)	$(246,355)	$(775)	$(6,841)

(1)	Audited. All fiscal 2008 amounts are unaudited.
See Notes to Consolidated Financial Statements.

RENTECH, INC.
Consolidated Statements of Cash Flows
(Stated in Thousands)

	Nine Months Ended June 30,
	2008	2007
	(Unaudited)
Cash flows from operating activities
Net loss	$(53,982)	$(32,768)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,966	5,932
Amortization	172	193
Impairment of assets	9,311	—
Recovery of payment to vendor	(1,473)	—
Utilization of spare parts	722	681
Bad debt expense	566	—
Loss on disposal of fixed assets	5	209
Non-cash interest expense	748	562
Non-cash marketing expense	326	—
Write down of inventory to market	82	571
Gain on sale of subsidiary	(61)	(2,812)
Options and warrants for common stock issued for services	1,638	1,315
Restricted stock units issued for services	2,523	2,292
Changes in operating assets and liabilities
Accounts receivables	(43,475)	(15,702)
Other receivables	2,495	(35)
Inventories	(16,241)	2,341
Prepaid expenses and other current assets	1,470	(2,271)
Accounts payable	(5,332)	404
Accrued retirement payable	(125)	(405)
Deferred revenue	64,025	9,686
Accrued interest expense	(143)	494
Accrued liabilities, accrued payroll and other	(984)	4,721

Net cash used in operating activities	(30,767)	(24,592)

Cash flows from investing activities
Purchase of available for sale securities	(560)	(36,061)
Proceeds from sale of available for sale securities	13,762	27,153
Purchase of property, plant and equipment	(7,892)	(4,693)
Purchase of construction in progress	(18,790)	(27,652)
Proceeds from disposal of fixed assets	26	—
Proceeds from earn-out receivables	61	194
Decrease (increase) in restricted cash	55	(48)
Proceeds from sale of subsidiary	—	5,398
Other assets and deposits	434	(225)

Net cash used in investing activities	(12,904)	(35,934)

Cash flows from financing activities
Proceeds from long-term debt	49,903	—
Payment of loan fees	(288)	—
Proceeds from loan on available for sale securities	3,850	—
Proceeds from issuance of common stock and warrants	2	54,851
Payments of offering costs	—	(3,202)
Proceeds from options and warrants exercised	1,449	1,094
Proceeds from grant	—	2,200
Proceeds from equity investments	—	4,448
Payments of financial advisory fees	—	(1,033)
Payments on long-term debt and notes payable, net	(13)	(32)

Net cash provided by financing activities	54,903	58,326

(Continued on following page)

RENTECH, INC.
Consolidated Statements of Cash Flows
(Stated in Thousands)
(Continued from previous page)

	Nine Months Ended June 30,
	2008	2007
	(Unaudited)
Increase (decrease) in cash	11,232	(2,200)
Cash and cash equivalents, beginning of period	33,692	26,566

Cash and cash equivalents, end of period	$44,924	$24,366

     For the nine months ended June 30, 2008 and 2007, the Company made cash interest payments of approximately $2,361,000 (including capitalized interest of $216,000) and $2,356,000 (including capitalized interest of $389,000), respectively. Excluded from the statements of cash flows for the nine months ended June 30, 2008 and 2007 were the effects of certain non-cash investing and financing activities as follows:

	Nine Months Ended June 30,
	2008	2007
	(Thousands)
	(Unaudited)
Term loan fees deducted from loan proceeds	$3,097	$—
Mark available for sale securities to market	775	2
Issuance of common stock for notes receivable	606	—
Restricted stock units surrendered for withholding taxes payable	408	680
See Notes to Consolidated Financial Statements.

RENTECH, INC.
Notes to Consolidated Financial Statements
Note 1 — Description of Business and Basis of Presentation
Description of Business
     Rentech, Inc. (“Rentech”, “we”, “our”, “us” or “the Company”) offers technologies that utilize domestic energy resources to produce ultra-clean synthetic fuels and chemicals. We are actively pursuing global commercialization of our technology as well. We were incorporated in 1981 to develop technologies that transform under-utilized domestic energy resources into valuable and clean alternative fuels, specialty waxes and chemicals. These energy resources include natural gas, biomass, municipal solid waste, petroleum coke and coal. We have developed an advanced derivative of the well-established Fischer-Tropsch, or FT, process for manufacturing diesel fuel, jet fuel and other fuel products and chemicals. Our proprietary advanced derivative of the FT process, which we refer to as the Rentech Process, can be used to efficiently convert synthesis gas, referred to as syngas, derived from natural gas, biomass, municipal solid waste, petroleum coke and coal, into liquid hydrocarbon products, that can be processed and upgraded into ultra clean diesel fuel, jet fuel, naphtha, specialty chemicals and other fuel products.
     Our business has historically focused on research and development of the Rentech Process and licensing it to third parties. During 2004, we decided to directly deploy our technology in select domestic projects in order to demonstrate commercial operation of the Rentech Process. We initially sought to implement this strategy by purchasing a company that owns a natural gas-fed nitrogen fertilizer production plant in East Dubuque, Illinois (the “East Dubuque Plant”), which we renamed Rentech Energy Midwest Corporation (“REMC”). We originally planned to convert the East Dubuque Plant into a coal-fed facility which would gasify coal to produce fertilizer and synthetic fuels by deploying the Rentech Process. However, we subsequently announced that we plan to build our first large commercial scale synthetic fuels plant utilizing the Rentech Process at a site in Adams County, Mississippi, near the city of Natchez (the “Natchez Project”), rather than at our fertilizer plant in East Dubuque, Illinois. We expect that the Natchez Project initially will utilize petroleum coke as a primary feedstock. We are also evaluating using other feedstock such as biomass in addition to petroleum coke as feedstock at the Natchez Project. Operation of the East Dubuque Plant and commercialization of the Rentech Process remain top priorities for the Company.
     We will continue to pursue other projects and opportunities that utilize the Rentech Process and accelerate the commercialization of our technology. The viability of these projects will depend on several different factors, including, without limitation, the results or the availability of feasibility studies, regional and governmental support, greenhouse gas legislation, financing sources and potential partners. In addition, Rentech continues to seek and support prospective licensees of the Rentech Process both domestically and internationally.
     In addition to operating our fertilizer plant, Rentech’s business includes operating our Product Demonstration Unit, or PDU, which is located near Denver in Commerce City, Colorado and developing commercial scale facilities using the Rentech Process. The PDU is designed for small scale production of ultra-clean diesel and aviation fuels, naphtha, specialty waxes and petrochemicals from a broad range of feedstock from natural gas to biomass and coal, and for other research and development of the Rentech Process. The plant is designed to produce 420 gallons (10 barrels) per day of synthetic fuels including ultra-clean diesel and aviation fuels using the Rentech Process. We intend to deliver the fuels from the plant to prospective customers, licensees and partners for testing. Initially, we will use natural gas and a steam methane reformer as the source of syngas to produce jet fuel and specialty chemicals. We will continue work on installing gasification at the PDU and, as gasification is added, we expect that fuels and specialty chemicals will also be produced from a wide variety of biomass and fossil resources. We believe the plant will be the only synthetic fuels facility operating in the United States. The plant is currently in commissioning and start-up.
Principles of Consolidation
     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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
     Our nitrogen products manufacturing segment and our customers’ businesses are seasonal, based on the planting, growing, and harvesting cycles. We have analyzed the seasonality of the East Dubuque Plant’s business based on an average of the prior three fiscal years including periods prior to our acquisition of its business in April 2006. For the average of the prior three years’ product sales tonnage, the largest amount, or 34%, occurred during the third quarter (April through June) and 84% occurred during the first, third and fourth quarters combined. Net product sales tonnage for the nine months ended June 30, 2008 was roughly equivalent to the prior three year average with a reduction of 0.4%. Higher volumes were shipped in the first two quarters of the current year for fulfillment of orders under product prepayment sales contracts followed by reduced shipments in the third quarter due to prevailing weather conditions that limited the ability by end customers to use the products.
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
     In addition to the securities market risk, the Company is impacted by a number of other market risk factors, including the prevailing prices for natural gas which is the primary raw material component of the nitrogen products manufactured at the East Dubuque Plant and interest rate risk for its outstanding debt.

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
     The carrying amount of convertible debt and other debt outstanding also approximates their fair value as of June 30, 2008 and September 30, 2007 because interest rates on these instruments approximate the interest rate on debt with similar terms available to the Company.
Significant Customer
     On April 26, 2006, the Company’s subsidiary, Rentech Development Corporation, or RDC, entered into a Distribution Agreement with Royster-Clark Resources, LLC, which subsequently assigned the agreement to Agrium U.S.A., Inc. (“Agrium”). Pursuant to the Distribution Agreement, Agrium is obligated to use commercially reasonable efforts to promote the sale of, and solicit and secure orders from its customers, for nitrogen fertilizer products comprised of anhydrous ammonia, granular urea, urea ammonium nitrate solutions, nitric acid and related nitrogen-based products manufactured at the East Dubuque Plant, and to purchase such products from the Company’s subsidiary, REMC, for prices to be negotiated in good faith from time to time. For the nine months ended June 30, 2008 and 2007, the Distribution Agreement accounted for 84% and 71%, respectively, of net revenues from continuing operations. Agrium had an outstanding accounts receivable balance that accounted for 86% and 79% of the total consolidated accounts receivable balance of the Company as of June 30, 2008 and September 30, 2007, respectively. REMC also employs personnel who negotiate sales with other customers and these transactions are not subject to the terms of the Distribution Agreement.
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
Deferred Revenue
     The Company records a liability for deferred revenue upon execution of product prepayment contracts, which create obligations for delivery of product within a specified period of time in the future. The terms of these product prepayment contracts require payment in advance of delivery. The Company also records a product prepayment contract receivable upon execution of the contract until the related cash payment is received. The Company recognizes revenue related to the product prepayment contracts and relieves the liability for deferred revenue when products are shipped. As of June 30, 2008 and September 30, 2007, deferred revenue was $111,006,000 and $46,982,000, respectively.

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
     Inventories are stated at the lower of cost or estimated net realizable value. The cost of inventories is determined using the first-in first-out method. The estimated net realizable value is based on customer orders, market trends and historical pricing. The Company performs a quarterly analysis of its inventory balances to determine if the carrying amount of inventories exceeds their net realizable value. If the carrying amount exceeds the estimated net realizable value, the carrying amount is reduced to the estimated net realizable value. Inventories are periodically reviewed to determine if a reserve for obsolete, deteriorated, excess or slow moving items is required, and as of June 30, 2008 and September 30, 2007 no such inventory reserve was necessary. The Company allocates fixed production overhead costs to inventory based on the normal capacity of its production facilities and unallocated overhead costs are recognized as expense in the period incurred.
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
Unionized Employees
     REMC employs certain workers that are members of the United Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”) Local No. 1391. At June 30, 2008, 64% of REMC’s employees were subject to a collective bargaining agreement. On October 17, 2006 members of the UAW Local No. 1391 ratified a six year collective bargaining agreement that is effective until October 17, 2012.
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
Available for Sale Securities
     The Company classifies its securities as available for sale in accordance with the SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” These investments are comprised of U.S. government, federal agency and municipal notes and bonds, corporate bonds, asset-backed securities, auction rate securities, other investment-grade marketable debt securities and money market investments. Available for sale securities are classified as current or noncurrent based on the Company’s ability to readily redeem the securities into cash for current operations. The Company reports its available for sale securities at fair value with the unrealized gains and losses reported in other comprehensive income and excluded from earnings. The specific identification method is used to determine the cost of notes and bonds disposed of. The Company recognizes an impairment charge when there is a decline in the fair value of its investments below the cost basis and such decline is not considered to be temporary. Refer to Note 4 to the Consolidated Financial Statements for more information.
Accounts Receivable
     Our accounts receivable balance includes both trade receivables and product prepayment contract receivables. Trade receivables are initially recorded at fair value based on the sale of goods to customers and are stated net of allowances. Product prepayment contract receivables are recorded upon execution of product prepayment contracts, which create an obligation for delivery of a product within a specified period of time in the future. The terms of these product prepayment contracts require payment in advance of delivery. A deferred revenue liability is recorded upon execution of product prepayment contracts. Deferred revenue is recognized as revenue when customers take ownership of the product upon shipment from the East Dubuque Plant or its leased facility. Product prepayment contract receivables that are deemed uncollectible, based on our allowance for doubtful accounts policy, are written off against the deferred revenue liability.
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
Construction in Progress
     We have incurred costs for the site acquisition, design and construction of the Natchez Project and we are capitalizing the costs incurred for this project. We also capitalized costs for improvements to the existing machinery and equipment at our East Dubuque Plant and certain costs associated with our information technology initiatives. We do not depreciate construction in progress costs until the underlying assets are placed into service.
     As a result of the shift to the Natchez Project, we suspended development on the conversion of the East Dubuque Plant during the first quarter of fiscal 2008. Costs incurred winding down the REMC conversion project are capitalized as construction in progress with a corresponding increase in impairment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”
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
     We have implemented a financial accounting and enterprise resource planning system which was placed in service during the second quarter of fiscal 2008. Capitalized costs of the system were $1,889,000 which will be amortized over the estimated five year life. Comparatively, at September 30, 2007, the capitalized costs of the system were $1,116,000.
Long-Lived Assets
     Long-lived assets, construction in progress and identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected future cash flow from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized and measured using the asset’s fair value. In the first nine months of fiscal 2008, the Company recognized an impairment loss of $9,311,000 on assets associated with the suspended development of the conversion at the East Dubuque Plant. No such impairment was recorded in the first nine months of fiscal 2007. Refer to Note 7 to the Consolidated Financial Statements for additional information on the impairment.
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
Licensed Technology and Technology Rights
     Licensed technology represents costs incurred by the Company in fiscal 1993 and prior years primarily for the retrofit of a facility used for demonstrating the Company’s proprietary technology to prospective licensees. During the fourth quarter of fiscal year 1993, the Company capitalized $3.4 million which was comprised of $2.7 million of retrofitting costs and $0.7 million in costs related to a three week demonstration run at the facility. These capitalized costs are carried at the lower of amortized cost or net realizable value and are being amortized using the straight-line method over fifteen years. The Company recorded $172,000 and $193,000 in amortization expense related to licensed technology during the nine months ended June 30, 2008 and 2007, respectively. The remaining balance of $38,000 will be amortized in the fourth quarter of fiscal 2008.

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
Advertising Costs
     The Company recognizes advertising expense when incurred. Advertising expense was not significant for the nine months ended June 30, 2008 and 2007.
Research and Development Expenses
     Research and development expenses include direct materials, direct labor, indirect labor, fringe benefits and other costs incurred to develop and refine certain technologies employed in each respective operating segment. These costs are expensed as incurred.
     In addition to the research and development expenses noted above, the Company has constructed and plans to operate, what the Company believes to be the United States’ first fully integrated FT, Product Demonstration Unit at our Commerce City, Colorado site. For the nine months ended June 30, 2008 and 2007, the Company incurred research and development expenses of $49.0 million and $21.0 million, respectively, related to the construction, commissioning and start up of the PDU.

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
Comprehensive Loss
     Comprehensive loss is comprised of two components: net loss and other comprehensive loss which includes all changes to the Consolidated Statement of Stockholders’ Equity and Comprehensive Loss, except those changes made due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the nine months ended June 30, 2008, the Company’s other comprehensive loss was $775,000 due to unrealized losses on our available for sale securities portfolio. For the nine months ended June 30, 2007, the Company’s other comprehensive loss was not significant. For these same periods our total comprehensive losses were $54.8 million and $32.8 million, respectively.
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
     As of June 30, 2008 and September 30, 2007, certain shares as detailed below were excluded in the computation of diluted loss per share because their effect was anti-dilutive.

	As of
	June 30,	September 30,
	2008	2007
	(Unaudited)	(Audited)
	(Shares, in Millions)
Stock options	3.8	3.9
Stock warrants	11.3	14.5
Restricted stock units	1.0	1.6
Convertible debt	14.7	14.7

Total	30.8	34.7

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
     PML, a provider of well logging services to the oil and gas industry, was not part of Rentech’s core business or its strategic focus. The sale of PML completed Rentech’s divestiture of its non-core subsidiaries, as the Company focuses its efforts and resources on its long-term business plan to commercialize the Rentech Process.

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
     The recent conditions in the global credit markets have prevented us and other investors from liquidating holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature. During the second quarter of fiscal 2008, we reclassified available for sale securities from current assets to noncurrent assets because the Company was unable to readily redeem these securities into cash for current operations. As of June 30, 2008, the fair value of our available for sale securities was $8,235,000. On May 7, 2008, we executed a line of credit (the “Line of Credit”) with Lehman Brothers, Inc. (“Lehman Brothers”) the custodian of our available for sale securities. The line of credit provides for borrowing amounts up to $5,000,000 in the aggregate at any given time and such borrowings are secured by our available for sale securities. Borrowings from the Line of Credit accrue interest at the rate of LIBOR plus 1.50%. Under the terms of the Line of Credit, the Company is not subject to any covenants and there is no maturity date, but outstanding balances are payable on demand. As of June 30, 2008, $3,804,000 was outstanding under the Line of Credit.
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
     The amortized cost and fair values of our available for sale securities were as follows:

	As of June 30, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Unaudited)
	(Thousands)
Investments in auction rate securities	$9,010	$—	$(775)	$8,235
Advances from line of credit	(3,804)	—	—	(3,804)

Net available for sale securities	$5,206	$—	$(775)	$4,431

	As of September 30, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Audited)
	(Thousands)
Money market investments	$11,732	$—	$—	$11,732
Auction rate securities	10,522	—	—	10,522
Cash investments	5	—	—	5
Debt securities of governments and agencies	(2)	2	—	—

Net available for sale securities	$22,257	$2	$—	$22,259

     The amortized cost and estimated fair values of available for sale securities by contractual maturity at June 30, 2008 and September 30, 2007, are shown below. Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of		As of
	June 30, 2008		September 30, 2007
	Amortized	Fair	Amortized	Fair
	Costs	Value	Costs	Value
	(Unaudited)		(Audited)
	(Thousands)		(Thousands)
Due within one year	$—	$—	$22,257	$22,259
One year through five years	9,010	8,235	—	—
After five years through ten years	—	—	—	—
Due after ten years	—	—	—	—

Total	$9,010	$8,235	$22,257	$22,259
Advances from line of credit	(3,804)	(3,804)	—	—

Net available for sale securities	$5,206	$4,431	$22,257	$22,259

     Sales of available for sale securities during the nine months ended June 30, 2008 were $13,762,000 along with an additional $3,804,000 of proceeds from the associated Line of Credit. Realized gains from sales of available for sale securities for the quarters ended June 30, 2008 and 2007 were insignificant.
Note 5 — Accounts Receivable
     Accounts receivable includes both trade receivables and product prepayment contract receivables and consisted of the following:

	As of
	June 30,	September 30,
	2008	2007
	(Unaudited)	(Audited)
	(Thousands)
Trade receivables from nitrogen products	$9,729	$11,351
Trade receivables from development of alternative fuels, net	251	340

Total trade receivables	9,980	11,691
Receivables on prepaid contract sales for nitrogen products	69,142	24,522

Total accounts receivable, net	$79,122	$36,213

Allowance for doubtful accounts on accounts receivable	$692	$126

     During fiscal 2007, the Company entered into a product exchange agreement with a third party to facilitate temporary transfers of inventory due to storage constraints. At September 30, 2007, the balance of these transfers was $2,427,000 and was included within other receivables. As of June 30, 2008, the balance of these transfers was $0. Separately, during the third quarter of fiscal 2008, the balance of the allowance for doubtful accounts was increased to reflect our best estimate of the collectibility of our trade receivables.
Note 6 — Inventories
     Inventories consisted of the following:

	As of
	June 30,	September 30,
	2008	2007
	(Unaudited)	(Audited)
	(Thousands)
Finished goods	$25,866	$12,422
Raw materials	3,904	1,189

	$29,770	$13,611

     During the second and third fiscal quarters ended June 30, 2008 and 2007, no adjustment was required to reduce product inventory or natural gas supplies to net realizable value. The first fiscal quarter ended December 31, 2007 included an inventory reduction of $82,000, as a result of reducing product inventory and natural gas supplies to net realizable value. The write down of inventory value from the first quarter was recorded as an expense in cost of sales on the Consolidated Statements of Operations.

Note 7 — Property, Plant and Equipment and Construction in Progress
     Property, plant and equipment consisted of the following:

	As of
	June 30,	September 30,
	2008	2007
	(Unaudited)	(Audited)
	(Thousands)
Land	$4,891	$1,853
Buildings	9,642	9,746
Machinery and equipment	58,216	57,124
Office furniture and equipment	1,316	1,001
Computer equipment and computer software	3,199	1,038
Vehicles	24	24
Leasehold improvements	442	443

	77,730	71,229
Less accumulated depreciation	(18,554)	(12,227)

Total depreciable property, plant and equipment, net	$59,176	$59,002

     We capitalize costs for various projects under development, improvements to the existing machinery and equipment at our East Dubuque Plant and certain costs associated with our information technology initiatives. We do not depreciate construction in progress costs until the underlying assets are placed into service. Components of construction in progress are as follows:

	As of
	June 30,	September 30,
	2008	2007
	(Unaudited)	(Audited)
	(Thousands)
Construction in progress for projects under development	$11,267	$1,555
Capitalized interest costs related to projects under development	216	698
Construction in progress for machinery and equipment	3,721	823
Construction in progress for information technology initiatives	—	1,116

Total construction in progress, net	$15,204	$4,192

     In December 2007, we announced a change in the location for our first large commercial synthetic fuels plant utilizing the Rentech Process from the East Dubuque Plant to the Natchez Project. As a result of the shift to the Natchez Project, we suspended indefinitely the conversion of the East Dubuque Plant. Costs incurred in winding down the REMC conversion project are capitalized in construction in progress with a corresponding increase in impairment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” During the three and nine months ended June 30, 2008, the Company recorded impairment losses of $236,000 and $9,311,000, respectively, related to winding down the suspended REMC conversion project.
     During the second and third quarters of fiscal 2008, we recovered $1,473,000 that was previously paid to a vendor for work related to the conversion of the East Dubuque Plant. Our agreement with the vendor permitted invoicing us at the beginning of a month for the work to be performed during that month. Each month the vendor would provide the actual costs of the work performed the previous month and the difference was included on that monthly invoice. During the first quarter of fiscal 2008, we informed the vendor of our decision to suspend the conversion of the East Dubuque Plant and the vendor invoiced us for their cost to complete their work on the project. These expenses were included in construction in progress and impaired. During the second quarter of fiscal 2008, discussions with the vendor found that actual costs for the wind down work were less than the amount invoiced in the first quarter of fiscal 2008. This amount was subsequently applied to unpaid invoices from the vendor on projects other than the conversion of the East Dubuque Plant.
     On June 2, 2008, a subsidiary of the Company acquired the land and all of the remaining assets consisting primarily of buildings from a former paper manufacturing site near Natchez, Mississippi for a purchase price of approximately $9.5 million. We intend to use the site for the construction of the Natchez Project. The acquired buildings were included in construction in process since they have not yet been placed in service. The acquisition was accounted for under the purchase method of accounting.

     Prior to the date of the acquisition, we incurred and accumulated various direct costs associated with the purchase, including a $200,000 down payment. These deferred acquisition costs totaling $794,000, along with other items paid for at closing, were included in the allocation of the purchase price. The acquired assets were recorded based on their estimated fair values as follows:

As of
June 2, 2008
(Unaudited)
Current assets	$—
Land	2,955
Construction in progress	7,192
Current liabilities	(40)

Total purchase price	$10,107

Note 8 — Debt
     Long-term debt consists of the following:

	As of
	June 30,	September 30,
	2008	2007
	(Unaudited)	(Audited)
	(Thousands)
Term loans under the Senior Credit Agreement	$53,000	$—
Less current portion	(—)	(—)

Term loans, long term portion	$53,000	$—

Mortgage dated February 8, 1999; monthly principal and interest payments of $7 with interest at 6.5%; unpaid principal and accrued interest due March 1, 2029; collateralized by land and building	$958	$972
Less current portion	(22)	(21)

Mortgage debt, long term portion	$936	$951

Total debt	$53,958	$972
Less current portion	(22)	(21)

Total debt, long term portion	$53,936	$951

     On June 13, 2008 Rentech and its subsidiary Rentech Energy Midwest Corporation (“REMC”) executed a $53,000,000 amended and restated credit agreement (the “Senior Credit Agreement”) by and among REMC as the borrower, Rentech as the guarantor and Credit Suisse, Cayman Islands Branch (“Credit Suisse”), individually and as administrative agent, collateral agent and a lender. The Senior Credit Agreement replaced our prior $26,500,000 credit agreement dated May 30, 2008 among Rentech, REMC and Credit Suisse (the “Prior Credit Agreement”). At June 30, 2008, our outstanding principal borrowings under the Senior Credit Agreement were $53,000,000. Fees paid in relation to this debt were $3,385,000 consisting primarily of loan origination and legal fees.
     The Senior Credit Agreement consists solely of term loans that mature on May 29, 2010, with an REMC option, subject to certain conditions and fees, to extend the maturity date to May 29, 2011. The principal balance of the term loans will be due and payable in full on the maturity date. The term loans bear interest at the election of REMC of either: (a)(i) the greater of LIBOR or 3%, plus (a)(ii) 9.0%; or (b)(i) the greater of 4%, the prime rate, as determined by Credit Suisse, or 0.5% in excess of the federal funds effective rate, plus (b)(ii) 8.0%. Interest payments are generally made on a quarterly basis.
     Rentech, and certain of our subsidiaries, including REMC are obligated to make mandatory prepayments of indebtedness under the Senior Credit Agreement from the net proceeds of, among other things, certain debt offerings and certain changes in control events such as material changes in the equity ownership of Rentech or any of our subsidiaries. In addition, REMC must prepay indebtedness under the Senior Credit Agreement in amounts equal to any distributions it makes to its shareholders. We have the option to prepay all or any portion of the indebtedness under the Senior Credit Agreement. Both mandatory and voluntary prepayments are subject to a penalty of 2% to 4% of the amount being repaid, such fee depending upon the date of such payment.

     The Senior Credit Agreement contains customary representations and warranties, covenants and events of default, including REMC financial covenants of (i) minimum EBITDA requirements for the prior 12 month period ranging from $33.0 million to $60.0 million as certified each fiscal quarter, (ii) maximum capital expenditures ranging from $4.75 million to $16.5 million per fiscal year and (iii) minimum liquidity thresholds at REMC ranging from $5.0 million to $10.0 million, depending upon the outstanding principal amount of term loans outstanding. The obligations under the Senior Credit Agreement are secured by substantially all of our assets and the assets of most of our subsidiaries, including a pledge of the equity interests in most of our subsidiaries. In addition, REMC granted Credit Suisse a mortgage in its real property to secure its obligations under the Senior Credit Agreement and related loan documents. As of June 30, 2008, we are in compliance with all covenants under the Senior Credit Agreement.
Note 9 — Convertible Debt
     In April 2006, we issued $57,500,000 in aggregate principal amount of 4.00% Convertible Senior Notes Due 2013 with net proceeds to the Company of $53,700,000 after deducting $3,800,000 of underwriting discounts, commissions, fees and other expenses. The Company recognized these deductions as prepaid debt issuance costs which is the largest component of other assets and deposits on the balance sheet. An over-allotment option was exercised and the issuance of the notes from the over-allotment resulted in a beneficial conversion feature of $875,000, which was recognized as deferred financing charges and is amortized to interest expense over the seven-year term of the notes.
     The balance of the convertible senior notes is shown net of the unamortized deferred financing charges related to the beneficial conversion feature. Convertible debt components are as follows:

	As of
	June 30,	September 30,
	2008	2007
	(Unaudited)	(Audited)
	(Thousands)
Convertible senior notes	$57,500	$57,500
Less unamortized deferred financing charges	(602)	(696)

Long-term convertible debt to stockholders	$56,898	$56,804

Prepaid debt issuance costs on convertible senior notes	$2,569	$2,970
     Upon achievement of the conversion criteria, the notes may be converted into 14,332,002 shares of common stock. The remaining portion of convertible debt is for common stock underlying notes to former officers of the Company and may be converted into 347,909 shares.
Note 10 — Lines of Credit
     In April 2006, REMC entered into the CIT Facility to support the working capital needs of REMC’s nitrogen fertilizer plant. As of September 30, 2007 and through the termination date of the facility on March 8, 2008, no borrowings or letters of credit were issued under the facility. Had there been borrowings under this facility at December 31, 2007, the applicable interest rate would have been 7.50%.
     In January 2008, we received a notice of an event of default (the “Notice”) from CIT, citing events of default related to REMC’s minimum tangible net worth and the making of intercompany loans in violation of provisions contained in the CIT Facility. We terminated the CIT Facility on March 8, 2008.
     On May 7, 2008, we executed the Line of Credit with Lehman Brothers the custodian of our available for sale securities. The Company’s portfolio of available for sale securities held by Lehman Brothers is collateral for the line of credit and as such, any activity on the line is reported with the associated available for sale securities. See Note 4 to the Consolidated Financial Statements for more information.

Note 11 — Commitments and Contingencies
Employment Agreements
     The Company has entered into various employment agreements with its officers with expirations ranging from December 2008 through January 2009 (subject to automatic one-year renewal terms, for some agreements, unless either the Company or the officer gives timely written notice of termination prior to the end of the term). The employment agreements set forth annual salaries to the officers that range from $150,000 to $384,000, subject to cost of living increases and performance criteria. Certain of the employment agreements also provide for severance payments upon termination or non-renewal other than for cause ranging from salary for the remaining term of the agreement to two years of salary and a specified bonus. As of June 30, 2008, assuming the officers’ employment agreements are not terminated prior to the end of such twelve-month periods, the Company’s total estimated future obligations under employment agreements for the twelve months ending June 30, 2009 was $1,146,000. During July 2008, two of the employment agreements were terminated due to employee resignations. Assuming the remaining officers’ employment agreements are not terminated prior to the end of such twelve-month periods, then the Company’s total estimated future obligations under employment agreements for the twelve months ending June 30, 2009 is $789,000.
Contractual Liability
     In the normal course of business, the Company has entered into various contracts as of and subsequent to June 30, 2008.
Natural Gas Agreements
     We have entered into fixed quantity natural gas supply contracts for various delivery dates through October 31, 2008. The commitments for natural gas purchases consist of the following:

	As of
	June 30,	September 30,
	2008	2007
	(Unaudited)	(Audited)
	(Thousands)
MMBTU’s under fixed price contracts	2,460	1,075
MMBTU’s under index price contracts	366	211

Total MMBTU’s under contracts	2,826	1,286

Commitments to purchase natural gas	$30,784	$8,156
Weighted average rate per MMBTU based on the fixed rates and the indexes applicable to each contract	$10.89	$6.34
     Subsequent to June 30, 2008, we entered into additional fixed quantity natural gas supply contracts for various delivery dates through March 31, 2009. The total MMBTU’s associated with these additional contracts was 3,081,000 and the total amount of the purchase commitments was $39,461,000, resulting in a weighted average rate per MMBTU of $12.81.
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
     Through June 30, 2008, the net proceeds from PVF under this agreement were $7,892,000 which was recorded as an advance for equity investment on the Consolidated Balance Sheet. In the first fiscal quarter of 2008, the Company’s Board of Directors decided to suspend development of the conversion of the East Dubuque Plant and focus the Company’s efforts on the Natchez Project. Neither the Company nor PVF have terminated the Equity Option Agreement, and as such, the liability for the advance for equity investment remains on the Consolidated Balance Sheets.

Land Purchase Option Agreements
     On September 27, 2007 the Company exercised an option to purchase approximately 450 acres of land in Adams County, Mississippi (the “Natchez Property”) where the Company intends to construct and operate the Natchez Project. Pursuant to the option agreement the Company was obligated to pay a monthly fee for the option in addition to the purchase price. The transfer and closing on the sale of the Natchez Property occurred on June 2, 2008. See Note 7 to the Consolidated Financial Statements for more information.
Operating Leases
     The Company’s executive offices are located in Los Angeles, California under a non-cancelable operating lease which expires in June 2010. The Company’s other principal office space in Denver, Colorado is leased under a non-cancelable operating lease, which expires on October 31, 2009, with a renewal option for an additional five years. The Company also has various operating leases, which expire through January 2011. Total lease expense for the nine months ended June 30, 2008 and 2007 was approximately $964,000 and $837,000, respectively.
     The Company did not enter into any new operating lease agreements, or change the terms or terminate any current operating lease agreements during the quarter ended June 30, 2008.
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
     During the fiscal year ended September 30, 2006, the former CEO and COO used the $440,000 payment in lieu of certain benefits and bonus opportunities and their remaining deferred compensation balance, to exercise stock options. On October 12, 2005, they used the remaining deferred compensation of $327,000 and $138,000 of their payment due in lieu of certain benefits and bonus opportunities to exercise 365,000 stock options. On November 3, 2005, they used $200,000 of their payment due in lieu of certain benefits and bonus opportunities and a cash payment of $25,000 to exercise 75,000 stock options, which reduced the outstanding payment due in lieu of certain benefits and bonus opportunities to $103,000. The Company has made cash disbursements consistent with the terms of these contracts. As of June 30, 2008 and September 30, 2007, the balance of the liability was limited to a short-term portion of $0 and $125,000, respectively.
Litigation
     In the normal course of business, the Company is party to litigation from time to time. We maintain insurance to cover certain actions and believe that resolution of such litigation will not have a material adverse effect on the Company.

Note 12 — Stockholders’ Equity
     During the three and nine months ended June 30, 2008, the Company issued 40,000 and 1,232,000 shares, respectively, of its common stock upon the exercise of stock options and warrants for cash proceeds of approximately $74,000 and $1,449,000, respectively. In addition, the Company issued 139,000 and 517,000 shares, respectively, of common stock in settlement of restricted stock units (“RSU’s”) which vested during these periods.
     The Company sold 400,000 shares of restricted common stock to an individual professional services provider in February 2008 for cash of $2,000 and notes receivable of $606,000. The stock is subject to transfer restrictions and the Company may repurchase the stock at the original issuance price if the service provider does not accomplish specified performance milestones by December 31, 2008. The Company is accounting for the transaction under EITF Issue No. 96-18, “Accounting for Equity Instruments that are issued to other than employees for Acquiring, or in Conjunction with Selling, Goods or Services” which requires that certain components of the transaction be recorded at different points in time over the life of the transaction. For the nine months ended June 30, 2008, we recognized $326,000 as marketing expense in accordance with EITF Issue No. 96-18 with a corresponding accrued liability under Restricted Stock Awards. The notes receivable were recorded as a contra-equity since the notes are non-recourse, other than the shares. The disposition of the liability and the contra-equity will be determined in future periods based on the timing and the extent of success of the service provider.
Note 13 — Accounting for Stock Based Compensation
     SFAS 123(R) requires all share-based payments, including grants of stock options, to be recognized in the statement of operations as an operating expense, based on their fair values. The Company elected to utilize the modified-prospective transition method as permitted by SFAS 123(R). Under this transition method, stock-based compensation expense for all fiscal periods subsequent to the adoption of SFAS 123(R) includes compensation expense for all stock-based compensation awards granted subsequent to September 30, 2005 based on grant-date fair value estimated in accordance with the provisions of SFAS 123(R). In accordance with the modified-prospective transition method of SFAS 123(R), results for prior periods have not been restated. Stock options granted by the Company prior to those granted on July 14, 2006 were typically fully-vested at the time of grant and all outstanding and unexercised options were fully vested as of October 1, 2005. Stock options granted subsequent to July 14, 2006 generally vest over three years. As a result, compensation expense recorded during the period includes amortization related to grants during the period as well as prior grants. For the three and nine months ended June 30, 2008, the Company recorded approximately $1,043,000 and $3,249,000, respectively and in aggregate, of stock-based compensation expense related to stock options and restricted stock units included in selling, general and administrative expense. In accordance with SFAS 123(R), there was no tax benefit from recording this non-cash expense as such benefits will be recorded upon utilization of the Company’s net operating losses. The compensation expense reduced both basic and diluted earnings per share by $0.006 and $0.020 for the three and nine months ended June 30, 2008, respectively.
     The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of awards under share-based payment arrangements and share-based compensation awards. The fair value of awards at the date of grant and the assumptions utilized to determine such values are indicated in the following table:

	For the Nine Months Ended June 30,
	2008	2007
	(Unaudited)
Risk-free interest rate	1.77% — 3.54%	4.45% — 5.08%
Expected volatility	53.0% — 68.0%	56.0% — 58.0%
Expected life (in years) (1)	1.00 — 6.00	0.50 — 6.50
Dividend yield	0.0%	0.0%

(1)	Since adopting SFAS No. 123(R), we have used the simplified method for estimating the term of the share grants where the expected term was calculated as one-half of the sum of the vesting term and the original contractual term. According to the provisions in SFAS No. 123(R) and SAB 107 recommendations, the simplified method for calculation of the terms for share grants after December 31, 2007 is not expected to be used. For grants made after December 31, 2007 we changed the methodology and the estimated expected term of the grant to be based on our historical exercise experience.
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

Stock Options
     New grants of stock options are authorized by the Board of Directors and in the first nine months of fiscal 2008 were as follows:
•	The Company issued options to purchase 20,000 shares to a new director, whose grant vested immediately, had a five year term from the grant date and included an exercise price of $1.76. These options were valued at $13,000 using the Black-Scholes option-pricing model which resulted in a charge to selling, general and administrative expense.

•	The Company issued options to purchase 50,000 shares to a consultant, with an eight month vesting provision, a five year term from the grant date and included an exercise price of $1.33. These options were valued at $34,000 using the Black-Scholes option-pricing model which resulted in a charge to selling, general and administrative expense.

•	The Company issued options to purchase 90,000 shares to directors, whose grant vested immediately, had a six year term from the grant date and included an exercise price of $1.39. These options were valued at $68,000 using the Black-Scholes option-pricing model which resulted in a charge to selling, general and administrative expense.
     Option transactions during the nine months ended June 30, 2008 are summarized as follows:

		Weighted
		Average	Aggregate
	Number of	Exercise	Intrinsic
	Shares	Price	Value
Outstanding at September 30, 2007	3,866,000	$2.91
Granted (1)	160,000	1.42
Exercised (1)	(40,000)	1.85
Canceled / Expired (1)	(205,000)	3.41

Outstanding at June 30, 2008 (1)	3,781,000	$2.83	$671,000

Options exercisable at June 30, 2008 (1)	2,883,000	$2.60	$671,000
Weighted average fair value of options granted during fiscal 2008 (1)		$0.72

(1)	Unaudited.
     The aggregate intrinsic value was calculated based on the difference between the $1.90 price of the Company’s common stock on June 30, 2008 and the exercise price of the outstanding shares, multiplied by the number of outstanding shares as of June 30, 2008. The total intrinsic value of options exercised for the nine months ended June 30, 2008 and 2007 was approximately $0 and $1,327,000, respectively.
     As of June 30, 2008, there was $1,704,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements from previously granted stock options. That cost is expected to be recognized over a weighted-average period of 1.2 years.
     The following information summarizes stock options outstanding and exercisable at June 30, 2008:

	Outstanding			Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual Life	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	in Years	Price	Exercisable	Price
		(Unaudited)
$0.70—$0.94	410,000	0.96	$0.90	410,000	$0.90
$1.06—$1.14	95,000	1.30	1.11	95,000	1.11
$1.33—$1.76	410,000	2.93	1.47	270,000	1.52
$1.85	211,000	2.07	1.85	211,000	1.85
$2.22—$2.68	1,037,000	2.00	2.52	977,000	2.54
$3.35—$3.81	198,000	4.95	3.61	165,000	3.58
$4.00—$4.48	1,420,000	6.80	4.16	755,000	4.15

$0.70—$4.48	3,781,000	3.93	$2.83	2,883,000	$2.60

Warrants
     For the nine months ended June 30, 2008, the Company recorded approximately $814,000, in aggregate, of consulting expense related to warrants, included in selling, general and administrative expense. The consulting expense reduced both basic and diluted earnings per share by $0.005 and $0.005 for the three and nine months ended June 30, 2008, respectively.
     Warrant transactions during the nine months ended June 30, 2008 are summarized as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price
	(Unaudited)
Outstanding at September 30, 2007	14,552,000	$2.08
Granted (1)	2,942,000	2.00
Exercised (1)	(1,142,000)	1.16
Canceled / Expired (1)	(5,009,000)	1.60

Outstanding at June 30, 2008 (1)	11,343,000	$2.30

Warrants exercisable at June 30, 2008 (1)	11,343,000	$2.30
Weighted average fair value of warrants granted during fiscal 2008 (1)		—

(1)	Unaudited.
     New grants of warrants are authorized by the Board of Directors and in the first nine months of fiscal 2008 were as follows:
•	In April 2005, we issued warrants to purchase common stock to MAG Capital, LLC with an expiration date of April 8, 2008. As of March 31, 2008, approximately 2,880,000 of these warrants were outstanding. In April 2008, the Company’s Board of Directors approved the extension of the expiration date by two years to April 8, 2010 and increased the exercise price from $1.61 to $2.00 per share. The changes in the terms of the warrants was in consideration for strategic business opportunities and alliances provided by MAG. There were no other changes in the terms of the warrants. In accordance with the provisions of SFAS 123(R), the changes in terms to the warrants were valued at $543,000 using the Black-Scholes option-pricing model which resulted in a charge to selling, general and administrative expense in the third quarter of fiscal 2008 with a corresponding increase to additional paid in capital.

•	In May 2005, we issued warrants to purchase common stock to Michael F. Ray, a member of the Board of Directors, with an expiration date of April 7, 2008. As of March 31, 2008, approximately 62,000 of these warrants were outstanding. In April 2008, the Company’s Board of Directors approved the extension of the expiration date by two years to April 8, 2010 and increased the exercise price to $2.00 per share. The changes in the terms of the warrants was for consideration for consulting services related to capital projects at the East Dubuque Plant. There were no other changes in the terms of the warrants. In accordance with the provisions of SFAS 123(R), the change in terms of the options was valued at $12,000 using the Black-Scholes option-pricing model which resulted in a charge to selling, general and administrative expense in the third quarter of fiscal 2008 with a corresponding increase to additional paid in capital.

•	In September 2004, we issued warrants to purchase common stock to Mitchell Technology Investments. The exercise price and expiration date were tied to the conversion of the East Dubuque Plant. Based on terms from the 2004 contract, on April 1, 2008, the exercise price for the 1,250,000 outstanding warrants was reduced from $1.14 to $0.57 and the expiration date was extended due to the postponement of the conversion effort. In accordance with the provisions of SFAS 123(R), the changes in terms to the warrants were valued at $259,000 using the Black-Scholes option-pricing model which included an expected life of five years on the warrant extension. The increased value resulted in a charge to selling, general and administrative expense in the third quarter of fiscal 2008 with a corresponding increase to additional paid in capital.

     As of June 30, 2008, there was no unrecognized compensation cost related to nonvested share-based compensation arrangements from previously granted warrants. East Cliff Advisors, LLC, an entity controlled by the Company’s President and CEO, holds an unvested warrant for 1,050,000 shares. The vesting is based on stock price performance. Unrecognized compensation cost for this unvested warrant cannot be calculated until such time as the warrants vest because the assumptions necessary for calculating the Black-Scholes fair value can only be determined on the date these warrants vest.
     The following information summarizes warrants outstanding and exercisable at June 30, 2008:

	Outstanding			Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average
	Number	Life	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	in Years	Price	Exercisable	Price
		(Unaudited)
$0.57	1,250,000	4.76	$0.57	1,250,000	$0.57
$1.00—$1.14	50,000	1.21	1.14	50,000	1.14
$1.82	2,083,000 (1)	2.10	1.82	2,083,000	1.82
$2.00	2,942,000	1.77	2.00	2,942,000	2.00
$2.41	1,000,000	5.54	2.41	1,000,000	2.41
$3.28	4,018,000	3.82	3.28	4,018,000	3.28

$0.57—$3.28	11,343,000	3.22	$2.30	11,343,000	$2.30

(1)	Includes 2,083,000 shares underlying the warrants issued to East Cliff Advisors, LLC that were accounted for under SFAS 123(R). The aggregate intrinsic value of these shares was approximately $167,000 at June 30, 2008 since the Company’s stock price of $1.90 was greater than the exercise price of the warrants.
Restricted Stock Units
     For the nine months ended June 30, 2008, the Company recorded approximately $2,523,000, in aggregate, of related stock-based compensation expense related to restricted stock units, included in selling, general and administrative expense. The compensation expense reduced both basic and diluted earnings per share by $0.005 and $0.015 for the three and nine months ended June 30, 2008, respectively. During the third fiscal quarter of 2008, 201,000 restricted stock units vested, of which 139,000 were settled in shares of common stock and 62,000 were settled in cash in order to meet minimum tax withholding requirements. The Company recognized the fair value of the restricted stock units settled in shares, or approximately $104,000, as a charge to additional paid in capital, and no additional compensation cost was recognized.
     RSU transactions during the nine months ended June 30, 2008 are summarized as follows:

Number of
Shares
Outstanding at September 30, 2007	1,643,000
Granted (1)	173,000
Vested and Settled in Shares (1)	(517,000)
Vested and Settled in Cash (1)	(274,000)
Canceled / Expired (1)	—

Outstanding at June 30, 2008 (1)	1,025,000

RSU’s vested at June 30, 2008 (1)	965,000

(1)	Unaudited.
     As of June 30, 2008, there was $3,766,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements from previously granted RSU’s. That cost is expected to be recognized over a weighted-average period of 0.8 years.

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
     As a result of this review, we identified certain deferred tax assets that needed to be reclassified. The gross and net deferred tax assets did not change as a result of the review but the reclassification was necessary to properly reflect the values of the different components of deferred tax assets. As of October 1, 2007, the date of adoption of FIN 48, and after accounting for the adjustment noted above, our uncertain tax benefits totaled approximately $1.5 million. There were no material changes to the amount of uncertain tax benefits during the nine months ended June 30, 2008. Approximately $1.5 million of the uncertain tax benefits is reported as a reduction of our deferred tax asset for its net operating loss. We do not expect any material changes to its uncertain tax positions through September 30, 2008.
     We and our subsidiaries are subject to the following material taxing jurisdictions: U.S. federal, California, Colorado and Illinois. The tax years that remain open to examination by the U.S. Internal Revenue Service are years 2003 through 2006. The tax years that remain open to examination by the states of California, Colorado and Illinois are years 2002 through 2006. Our policy is to recognize interest and penalties related to uncertain tax benefits in income tax expense. As a result of our net operating loss carryforward position, we have no accrued interest or penalties related to uncertain tax positions as of October 1, 2007 and June 30, 2008.
Note 15 — Segment Information
     The Company operates in two business segments as follows:
•	Nitrogen products manufacturing—The Company manufactures a variety of nitrogen fertilizer and industrial products.

•	Alternative fuels—The Company develops and markets processes for conversion of low-value, carbon-bearing solids or gases into valuable liquid hydrocarbons.
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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
	(Thousands)		(Thousands)
Revenues
Nitrogen products manufacturing	$60,343	$50,382	$135,721	$102,640
Alternative fuels (1)	31	17	647	93

Total revenues	$60,374	$50,399	$136,368	$102,733

Operating (loss) income
Nitrogen products manufacturing (1)	$16,862	$8,586	$32,759	$11,932
Alternative fuels	(23,839)	(15,527)	(85,643)	(47,652)

Total operating loss	$(6,977)	$(6,941)	$(52,884)	$(35,720)

Depreciation and amortization
Nitrogen products manufacturing	$2,121	$2,611	$6,342	$4,915
Alternative fuels	325	183	796	501

Total depreciation and amortization	$2,446	$2,794	$7,138	$5,416

Interest expense
Nitrogen products manufacturing	$552	$23	$689	$71
Alternative fuels	614	558	2,078	1,888

Total interest expense	$1,166	$581	$2,767	$1,959

Expenditures for additions of long-lived assets
Nitrogen products manufacturing	$1,434	$1,262	$4,765	$4,459
Alternative fuels	11,418	8,363	21,917	25,665

Total expenditures for additions of long lived assets	$12,852	$9,625	$26,682	$30,124

Net (loss) income from continuing operations
Nitrogen products manufacturing (1)	$16,447	$8,553	$32,851	$12,238
Alternative fuels	(24,241)	(15,542)	(86,894)	(48,043)

Total net (loss) income from continuing operations	$(7,794)	$(6,989)	$(54,043)	$(35,805)

	As of
	June 30,	September 30,
	2008	2007
	(Unaudited)	(Audited)
	(Thousands)
Total assets
Nitrogen products manufacturing	$185,168	$132,788
Alternative fuels	59,594	50,275

Total assets	$244,762	$183,063

     Revenues from external customers are shown below for groups of similar products and services:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
	(Thousands)		(Thousands)
Revenues
Nitrogen products manufacturing	$60,343	$50,382	$135,721	$102,640
Alternative fuels	31	17	647	93

Total revenues	$60,374	$50,399	$136,368	$102,733

(1)	The amounts presented do not include an inter-segment transaction for management fees of $625,000 and $1,875,000 for the three and nine month period, respectively.

Note 16 — Related Party Transactions
     From January 2003 to March 2004, we deferred monthly salary payments to certain officers. These officers and we entered into convertible notes in the amount of such deferred salary payments. The notes bear interest at 9% and originally matured in twelve months, with all unpaid principal and interest due at that time. The notes may be converted in whole or in part into unregistered common stock of the Company at a conversion rate of $0.45 per share for the deferrals between January 1, 2003 and March 31, 2003 and at the closing market price for all subsequent deferrals. On September 30, 2005, these convertible promissory notes were amended to extend the term to September 30, 2008 and to reduce the interest rate to the prime rate published by the Wall Street Journal. As of June 30, 2008 and September 30, 2007 the balance of these convertible notes was approximately $187,000 and $181,000, respectively.
Note 17 — Subsequent Events
     Subsequent to June 30, 2008, the Company issued RSU’s and stock options to certain employees under its long-term incentive program. In accordance with the provisions of SFAS 123(R), issuance of the RSU’s and stock options will be valued using the Black-Scholes option-pricing model which will result in a charge to selling, general and administrative expense beginning in the fourth quarter of fiscal 2008 with a corresponding increase to additional paid in capital.

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
OVERVIEW OF OUR BUSINESSES
     Rentech offers technologies that utilize domestic energy resources to produce ultra-clean synthetic fuels and chemicals. We are actively pursuing global commercialization of our technology as well. We were incorporated in 1981 to develop technologies that transform under-utilized domestic energy resources into valuable and clean alternative fuels, specialty waxes and chemicals. These energy resources include natural gas, biomass, municipal solid waste, petroleum coke and coal. We have developed an advanced derivative of the well-established Fischer-Tropsch, or FT, process for manufacturing diesel fuel, jet fuel and other fuel products and chemicals. Our proprietary advanced derivative of the FT process, which we refer to as the Rentech Process can be used to efficiently convert synthesis gas, referred to as syngas, derived from natural gas, biomass, municipal solid waste, petroleum coke and coal, into liquid hydrocarbon products, that can be processed and upgraded into ultra clean diesel fuel, jet fuel, naphtha, specialty chemicals and other fuel products.
     Our business has historically focused on research and development of the Rentech Process and licensing it to third parties. During 2004, we decided to directly deploy our technology in select domestic projects in order to demonstrate commercial operation of the Rentech Process. We initially sought to implement this strategy by purchasing REMC. We had planned to convert the East Dubuque Plant into a coal-fed facility which would gasify coal to produce fertilizer and synthetic fuels by deploying the Rentech Process. We subsequently announced that we will build our first large commercial scale synthetic fuels plant utilizing the Rentech Process at the Natchez Project, rather than at our fertilizer plant in East Dubuque, Illinois. We expect that the Natchez Project initially will utilize petroleum coke as a primary feedstock. We are also evaluating using other feedstock such as biomass in addition to petroleum coke as feedstock at the Natchez Project. Operation of the East Dubuque Plant and commercialization of the Rentech Process remain top priorities for the Company.
     We will continue to pursue other projects and opportunities that utilize the Rentech Process and accelerate the commercialization of our technology. The viability of these projects will depend on several different factors, including, without limitation, the results or availability of feasibility studies, regional and governmental support, greenhouse gas legislation, financing sources and potential partners. In addition, Rentech continues to seek and support prospective licensees of the Rentech Process both domestically and internationally.

     In addition to operating our fertilizer plant, Rentech’s business includes operating our Product Demonstration Unit, or PDU, which is located near Denver in Commerce City, Colorado and developing commercial scale facilities using the Rentech Process. The PDU is designed for small scale production of ultra-clean diesel and aviation fuels, naphtha, specialty waxes and petrochemicals from a broad range of feedstocks from natural gas to biomass and coal, and for other research and development of the Rentech Process. The plant is designed to produce 420 gallons (10 barrels) per day of synthetic fuels including ultra-clean diesel and aviation fuels using the Rentech Process. We intend to deliver the fuels from the plant to prospective customers, licensees and partners for testing. Initially, we will use natural gas and a steam methane reformer as the source of syngas to produce jet fuel and specialty chemicals. We will continue work on installing gasification at the PDU and, as gasification is added, we expect that fuels and specialty chemicals will also be produced from a wide variety of biomass and fossil resources. We believe the plant will be the only synthetic fuels facility operating in the United States. The plant is currently in commissioning and start-up.
     Our Company executive offices are located at 10877 Wilshire Blvd., Suite 710, Los Angeles CA 90024. Our telephone number is (310) 571-9800. The internet address for our website is www.rentechinc.com.
OVERVIEW OF FINANCIAL CONDITION, LIQUIDITY, AND RESULTS OF OPERATIONS
     We have funded our operations primarily from equity offerings, debt issuances and REMC operations during fiscal year 2008. We will need to raise additional capital to fund our liquidity needs for fiscal year 2009. At June 30, 2008, we had working capital of $24,049,000, as compared to working capital of $37,961,000 at September 30, 2007. At June 30, 2008, our current assets totaled $156,876,000, including cash and cash equivalents of $44,924,000 and net accounts receivable of $79,122,000. Our current liabilities were $132,827,000. We had long-term liabilities of $118,776,000, of which most related to our long-term convertible debt and term loan. For the nine months ended June 30, 2008, we recognized net losses of $53,982,000, and negative cash flow from operations of $30,767,000.
     We generally consider our short-term liquidity requirements to consist of those items that are expected to be incurred within the next 12 months and our long-term liquidity requirements to consist of those items that are expected to be incurred beyond the next 12 months. Our principal short-term needs for liquidity are to fund working capital and to pay for research and development of the Rentech Process, commissioning, start-up and operation of the PDU, operation of the East Dubuque Plant (including working capital needs resulting from seasonal fluctuations in its cash flow and changes in commodity pricing) and short-term costs for development of commercial projects, including our Natchez Project. Our principal long-term needs for liquidity are to fund development, construction and operation of commercial projects. We will require substantial amounts of capital that we do not now have to fund our short-term and long-term liquidity requirements.
     We believe that our currently available cash and anticipated cash flows from operations will be sufficient to meet our working capital needs for the remainder of fiscal 2008. We are currently pursuing funding opportunities and other plans to increase liquidity, which could include additional debt or equity financing, in order to fund our liquidity requirements for fiscal year 2009. We believe, but can offer no assurance, that our efforts to increase working capital will be achieved. Recently, credit and equity markets have experienced unusual uncertainty and access to capital markets has tightened considerably. Our failure to raise additional capital when needed would have a material adverse effect on our results of operations, liquidity and cash flows and our ability to execute our business plan.
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
     Certain product sales occur under product prepayment contracts which require payment in advance of delivery. The Company records a liability for deferred revenue upon execution of product prepayment contracts, which create obligations for delivery of product within a specified period of time in the future. The Company also records a product prepayment contract receivable upon execution of the contract until the related cash payment is received. The Company recognizes revenue related to the product prepayment contracts and relieves the liability for deferred revenue when products are shipped.
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
     The following table provides revenues, operating income (loss) from operations and net loss from continuing operations by each of our business segments for the three and nine months ended June 30, 2008 and 2007. More complete details about the results of operations of our business segments are set forth later in this report under the section heading “Three and Nine Months Ended June 30, 2008 Compared to Three and Nine Months Ended June 30, 2007”.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Thousands)		(Thousands)
Revenues:
Nitrogen products manufacturing	$60,343	$50,382	$135,721	$102,640
Alternative fuels	31	17	647	93

Total revenues	$60,374	$50,399	$136,368	$102,733

Operating (loss) income:
Nitrogen products manufacturing	$16,862	$8,586	$32,759	$11,932
Alternative fuels	(23,839)	(15,527)	(85,643)	(47,652)

Total operating loss	$(6,977)	$(6.941)	$(52,884)	$(35,720)

Net (loss) income from continuing operations before income taxes:
Nitrogen products manufacturing	$16,447	$8,553	$32,851	$12,238
Alternative fuels	(24,241)	(15,542)	(86,894)	(48,043)

Total net loss from continuing operations before income taxes	$(7,794)	$(6,989)	$(54,043)	$(35,805)

Comparison of Changes between Periods
     The following table sets forth, for the three and nine months ended June 30, 2008 and 2007, a comparison of changes between the periods in the components of our Consolidated Statements of Operations from continuing operations:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Net Sales by Category
Nitrogen products manufacturing	99.9%	99.9%	99.5%	99.9%
Technical services	—%	—%	0.4%	—%
Rental income	0.1%	0.1%	0.1%	0.1%

Total Net Sales	100.0%	100.0%	100.0%	100.0%
Gross Profit by Category
Nitrogen products manufacturing	29.1%	18.3%	26.0%	13.4%
Technical services	—%	—%	80.1%	—%
Rental income	100.0%	100.0%	100.0%	100.0%
Total gross profit percentage	29.1%	18.3%	26.2%	13.4%
Income Statement Components as a Percentage of Consolidated Net Sales from Continuing Operations
Operating Expenses
Selling, general and administrative	13.7%	16.2%	19.1%	21.2%
Depreciation and amortization	0.6%	0.4%	0.7%	0.5%
Research and development	26.2%	15.5%	39.5%	26.5%
Loss on impairment	0.4%	—%	6.8%	—%
Recovery of payment to vendor	(0.2)%	—%	(1.1)%	—%

Total Operating Expense	40.7%	32.1%	65.0%	48.2%

Loss from Operations	(11.6)%	(13.8)%	(38.8)%	(34.8)%

Other income (expense)
Interest and dividend income	.5%	1.4%	1.1%	2.0%
Interest expense	(1.9)%	(1.1)%	(2.0)%	(1.9)%
Gain (loss) on disposal of fixed assets	—%	(0.4)%	—%	(0.2)%
Other income	0.1%	—%	0.1%	—%

Total Other Income (Expense)	(1.3)%	(0.1)%	(0.8)%	(0.1)%

Net loss from continuing operations	(12.9)%	(13.9)%	(39.6)%	(34.9)%

THREE AND NINE MONTHS ENDED JUNE 30, 2008 COMPARED TO THREE AND NINE MONTHS ENDED JUNE 30, 2007:
Continuing Operations
Revenues

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Thousands)		(Thousands)
Revenues:
Nitrogen products manufacturing	$60,343	$50,382	$135,721	$102,640

Total products revenues	60,343	50,382	135,721	102,640
Technical services	—	(14)	547	(2)
Rental income	31	31	100	95

Total services revenues	31	17	647	93

Total revenues	$60,374	$50,399	$136,368	$102,733

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
     Product sales for the three and nine months ended June 30, 2008 were $60,343,000 and $135,721,000 which included $890,000 and $2,566,000 of revenue derived from natural gas sales. Product sales during the three and nine months ended June 30, 2007 were $50,382,000 and $102,640,000 which included $868,000 and $4,378,000 of revenue from natural gas sales. The increase in quarterly sales in the current year compared with the prior year was due to substantial increases in market prices. For the current fiscal year as compared with the prior fiscal year, the average sales price per ton increased by 37% for urea ammonium nitrate solutions and 42% for anhydrous ammonia. These two products comprised approximately 86% and 82% of the product sales in each fiscal year, respectively. The quantity of shipped product in the current fiscal year was 0.4% less than the quantity shipped in the prior fiscal year due to the prevailing weather conditions that limited the ability of end customers to use the products.
     Revenues for nitrogen fertilizer products have increased in the three and nine months ended June 30, 2008 compared to the same periods ended June 30, 2007, due in part to the high demand for ethanol which is manufactured from corn. However, the East Dubuque Plant is operating near its capacity and accordingly, we do not expect significant additional revenue growth resulting from increased sales volume.
     Technical Services. Technical service revenues are technical services related to the Rentech Process which are provided by the scientists and technicians who staff our development and testing laboratory, and are included in our alternative fuels segment. The revenue earned from technical services during the three and nine months ended June 30, 2008 was for progress billing from work performed under contracts.
     Rental Income. Rental income is derived by leasing part of our development and testing laboratory building to a tenant. Rental income from this tenant contributed $31,000 and $100,000 in revenue during the three and nine months ended June 30, 2008 as compared to $31,000 and $95,000 during the three and nine months ended June 30, 2007. Rental income is included in our alternative fuels segment because the rental income is generated from the laboratory building that houses our development and testing laboratory, which is part of the alternative fuels segment.

Cost of Sales

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Thousands)		(Thousands)
Cost of sales:
Nitrogen products manufacturing	$42,807	$41,168	$100,497	$88,936
Technical services	—	—	108	—

Total cost of sales	$42,807	$41,168	$100,605	$88,936

     Nitrogen Products Manufacturing. Cost of sales for our nitrogen products manufacturing was $42,807,000 and $100,497,000 for the three and nine months ended June 30, 2008, which included $788,000 and $2,497,000, respectively, of costs associated with natural gas sales. Natural gas and labor and benefit costs comprised 75.1% and 9.1%, respectively, of cost of sales related to produced inventory sold for the three months ended June 30, 2008. Comparatively, natural gas and labor and benefit costs comprised 70.4% and 9.5%, respectively, of cost of sales related to produced inventory sold for the nine months ended June 30, 2008. Cost of sales as a percentage of sales was higher during fiscal 2008 than during the same periods in the prior year primarily due to a higher cost of natural gas.
     Technical Services. Cost of sales for our technical services during the nine months ended June 30, 2008 was for costs incurred for work performed under a contract.
Gross Profit

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Thousands)		(Thousands)
Gross profit:
Nitrogen products manufacturing	$17,536	$9,214	$35,225	$13,704
Technical services	—	(14)	438	(2)
Rental income	31	31	100	95

Total gross profit	$17,567	$9,231	$35,763	$13,797

     Our gross profit for the three and nine months ended June 30, 2008 was $17,567,000 and $35,763,000, respectively, as compared to $9,231,000 and $13,797,000 for the three and nine months ended June 30, 2007. The nine month increase of $21,966,000, or 159% resulted primarily from strong pricing and demand for nitrogen products.
     Nitrogen Products Manufacturing. Gross profit for nitrogen products manufacturing was $17,536,000 and $35,225,000 for the three and nine months ended June 30, 2008, which included $102,000 and $69,000 of gross income, respectively, associated with natural gas sales. This compared with $9,214,000 and $13,704,000 of gross margin for the three and nine months ended June 30, 2007, which included $1,000 of gross income and $59,000 of gross loss, respectively, associated with natural gas sales. Gross margin through the third quarter was 26.0% in fiscal 2008 compared with 13.4% in fiscal 2007. Strong product demand and increased market pricing for products offset partially by moderate increases in natural gas prices were the primary drivers for the increased gross margin.
     Technical Services. Gross profit for technical services was $0 and $438,000, respectively, for the three and nine months ended June 30, 2008 from progress work under a license agreement and a contract.

Operating Expenses

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Thousands)		(Thousands)
Operating expenses:
Selling, general and administrative	$8,273	$8,198	$26,070	$21,779
Depreciation and amortization	346	199	856	547
Research and development	15,798	7,775	53,883	27,191
Loss on impairment	236	—	9,311	—
Recovery of payment to vendor	(109)	—	(1,473)	—

Total operating expenses	$24,544	$16,172	$88,647	$49,517

     Operating expenses consist of selling, general and administrative expenses, depreciation and amortization, research and development, loss on impairment and recovery of payment to vendor. Our operating expenses have historically been grouped into several categories of major expenses. Selling, general and administrative expenses include: salaries and benefits, contract and consulting fees, travel and entertainment expense, audit and tax expense, legal expense, insurance expense, information technology expense, investor relations and project development expense. Salaries and benefits include significant non-cash charges for the recognition of compensation expense recorded in accordance with SFAS 123(R). We incur substantial research and development expenses in our testing laboratory where we actively conduct work to further improve our technology and to perform services for our customers. In addition, we incurred significant operating expenses related to constructing and implementing our plans to operate a fully integrated FT facility at the PDU. During the third quarter of fiscal 2008, we recognized impairment losses on wind down costs incurred on the suspended REMC conversion project. Refer to Note 7 to the Consolidated Financial Statements.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $8,273,000 and $26,070,000 during the three and nine months ended June 30, 2008, compared to $8,198,000 and $21,779,000 for the three and nine months ended June 30, 2007. This increase resulted primarily from expenses for stock based compensation under SFAS 123(R), salaries and benefits, consulting, travel, information technology, professional fees, marketing and bad debt which were partially offset by decreases in recruitment, insurance, public company compliance and project development expenses. Explanations for each of these changes are as follows:
•	The stock based compensation expense under SFAS 123(R) was $1,044,000 and $3,249,000 for the three and nine months ended June 30, 2008, respectively, and $1,339,000 and $3,514,000 for the three and nine months ended June 30, 2007. The fiscal year-to-date decrease of $265,000 was due to a decrease in the vested number of common stock options partially offset by an increase in the value recognized upon vesting of restricted stock units granted to certain executives. Refer to Note 13 to the Consolidated Financial Statements.

•	Salaries and benefits increased by $2,559,000. The increase was the result of hiring new employees primarily related to the construction of the PDU and operations at REMC.

•	Consulting costs increased by $1,069,000 due primarily to non-cash expenses associated with changes in terms to previously granted warrants. Refer to Note 13 to the Consolidated Financial Statements.

•	Recruitment expenses decreased by $58,000 as a result of a reduction in corporate hiring costs in fiscal 2008 partially offset by increased recruitment and relocation costs incurred at REMC.

•	Travel costs increased by $180,000 consistent with the Company’s growth and the geographic location of its potential commercial facilities.

•	Information technology expense increased by $172,000 as the Company enhanced its data and communication infrastructure.

•	Professional fees including legal services and accounting fees for audit and tax services increased by $693,000. Significant components of the increase included preparation of tax returns, analysis and guidance for FIN 48 disclosures, legal fees for development of the Natchez Project, and costs for continued development of the Company’s intellectual property portfolio.

•	Insurance expenses decreased by $277,000 for the nine months ended June 30, 2008 compared to the same period in 2007 primarily as a result of premium reductions for our general liability policy and a refund of previously paid premiums upon policy audits which were partially offset by additional builder’s risk coverage for the PDU related to the ongoing construction efforts.

•	Expenses associated with our public company compliance requirements decreased by $312,000 due to reductions in the use of external resources previously utilized for compliance.

•	Non-cash marketing expenses increased by $326,000 due to expenses associated with equity-based compensation to a vendor that provided marketing services. For more information, refer to Note 12 to the Consolidated Financial Statements.

•	During fiscal 2008, we increased our allowance for doubtful accounts by $566,000 as a result of uncertainties on the collectibility of billings under a technical services agreement.

•	Project development expenses decreased by $97,000 primarily due to reduced activity in the current year of scoping and feasibility studies for certain projects.
     The remaining selling, general and administrative expenses decreased by $265,000 during the nine months ended June 30, 2008 in comparison with the related expenses for the nine months ended June 30, 2007, none of which were individually significant.
     Depreciation and Amortization. Though a portion of depreciation and amortization expense is associated with assets supporting general and administrative functions, the majority of the expense originates at our nitrogen products manufacturing segment and, as a manufacturing cost, is distributed between cost of goods sold and finished goods inventory. The components of depreciation and amortization expense for the three and nine months ended June 30, 2008 and June 30, 2007 were as follows:
•	Depreciation expense included in cost of sales from our nitrogen products manufacturing segment in fiscal 2008 was $2,293,000 and $5,043,000, as compared to $2,595,000 and $4,869,000 in fiscal 2007, respectively. The year-to-date increase was caused by, and was consistent with, the increase in cost of sales.

•	Depreciation expense within operating expenses was $346,000 and $856,000 in fiscal 2008, respectively, and was mostly attributable to the increase in depreciable fixed assets which were primarily buildings, along with lab, computer and office equipment in our alternative fuels segment.

•	The total depreciation and amortization expense included in the statement of operations was $2,639,000 and $5,899,000 in fiscal 2008, an increase from the fiscal 2007 results of $2,793,000 and $5,416,000, respectively.
     Research and Development. Research and development expenses, which is included in our alternative fuels segment, were $53,883,000 during the nine months ended June 30, 2008 compared to $27,192,000 for the nine months ended June 30, 2007 or an increase of $26,691,000. Expenses incurred for the design, construction and procurement of equipment for the PDU comprised $38,940,000 or 72% of the total in research and development expense for the first nine months of fiscal 2008. Expenses incurred for post construction efforts including commissioning and start up were $10,108,000 or 19% of the total in research and development expense for the first nine months of fiscal 2008. Also included in the increase for the nine months ended June 30, 2008, were expenses incurred for work on advanced catalysts, catalyst separation from crude wax, process optimization, and product upgrading.
     Loss on Impairment. In December 2007, the Company announced a change in the location for its first large commercial synthetic fuels plant utilizing the Rentech Process from REMC to the Natchez Project. As a result of the shift to the Natchez Project, the Company suspended development on the conversion of the East Dubuque Plant. Costs incurred winding down the REMC conversion project were capitalized in construction in progress with a corresponding increase in impairment. During the nine months ended June 30, 2008, the Company recorded an impairment loss of $9,311,000 related to winding down the suspended REMC conversion project.
     Recovery of Payment to Vendor. During the second and third quarters of fiscal 2008, we recovered $1,473,000 that was previously paid to a vendor for work related to the conversion of the East Dubuque Plant. This amount was subsequently applied to unpaid invoices from the vendor on projects other than the conversion of the East Dubuque Plant. Refer to Note 7 to the Consolidated Financial Statements for more information.

(Loss) Income from Operations

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Thousands)		(Thousands)
(Loss) income from operations:
Nitrogen products manufacturing	$16,862	$8,586	$32,759	$11,932
Technical services	(23,870)	(15,558)	(85,743)	(47,747)
Rental income	31	31	100	95

Loss from operations	$(6,977)	$(6,941)	$(52,884)	$(35,720)

     Loss from operations during the three and nine months ended June 30, 2008 increased by $36,000 and $17,164,000. The increased loss in the first nine months of the current fiscal year compared to the prior fiscal year resulted from an increase in total operating expenses of $39,130,000, which included a loss on impairment of $9,311,000 partially offset by an increase in gross profit of $21,966,000.
     Nitrogen Products Manufacturing. Income from operations for nitrogen products manufacturing was $16,862,000 and $32,759,000 for the three and nine months ended June 30, 2008, respectively. The gain from operations for the nitrogen products manufacturing segment was due to higher product revenues driven primarily by price than in the same period from the prior year.
     Technical Services. Loss from operations for technical services was $23,870,000 and $85,743,000 during the three and nine months ended June 30, 2008, respectively primarily due to continued expenditures relating to completion of the PDU.
Other (Expense) Income

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Thousands)		(Thousands)
Other (expense) income:
Interest and dividend income	$276	$718	$1,495	$2,041
Interest expense	(1,166)	(581)	(2,767)	(1,959)
Loss on the disposal of fixed assets	(1)	(209)	(5)	(209)
Other income	80	24	124	42

Total other expense	$(811)	$(48)	$(1,153)	$(85)

     Interest Income. Interest income during the three and nine months ended June 30, 2008 was $276,000 and $1,495,000, respectively. The decrease of $546,000 for the nine month period in the current year versus the prior year was due to the offsetting impacts from decreases in interest rates and the amount of funds invested in interest-bearing cash accounts. Interest income from our holdings of available for sale securities decreased during fiscal 2008 as compared to fiscal 2007 due to lower balances along with the impact of lower interest rates on all balances maintained. This decrease was partially offset by the nitrogen product manufacturing segment which had substantial sales under prepaid contracts, increasing the balance held in interest bearing cash accounts.
     Interest Expense. Interest expense during the three and nine months ended June 30, 2008 was $1,166,000 and $2,767,000, respectively. The increase in the nine month period of fiscal 2008 versus fiscal 2007 was $808,000 or 41%. The primary components of interest expense were related to the Company’s 4.00% Convertible Senior Notes Due 2013 issued in April 2006 and the $53.0 million of debt under the Senior Credit Agreement issued during the third quarter of 2008.

Net (Loss) Income from Continuing Operations

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Thousands)		(Thousands)
Net (loss) income from continuing operations:
Nitrogen products manufacturing	$16,447	$8,553	$32,851	$12,238
Technical services	(24,272)	(15,573)	(86,994)	(48,138)
Rental income	31	31	100	95

Net loss from continuing operations	$(7,794)	$(6,989)	$(54,043)	$(35,805)

     Net income from continuing operations for nitrogen products manufacturing was $16,447,000 and $32,851,000 during the three and nine months ended June 30, 2008, up from $8,553,000 and $12,238,000 during the three and nine months ended June 30, 2007, respectively. The increase for the nine month period of fiscal 2008 was $20,613,000 or 168% due to reasons previously discussed.
     Net loss from continuing operations for technical services was $24,272,000 and $86,994,000 during the three and nine months ended June 30, 2008, up from $15,573,000 and $48,138,000 during the three and nine months ended June 30, 2007, respectively. The increase for the nine month period of fiscal 2008 was $38,856,000 due to increases in research and development expenses, increases in selling, general and administrative expenses and the loss on impairment as previously discussed.
     For the three and nine months ended June 30, 2008, we experienced net losses from continuing operations of $7,794,000 and $54,043,000, respectively, compared to net losses from continuing operations of $6,989,000 and $35,805,000 during the three and nine months ended June 30, 2007, respectively. The increased loss for the nine month period of $18,238,000 resulted from an increase in operating expenses of $39,130,000 and an increase in other income and expense of $1,068,000 partially offset by an increase in gross profit of $21,966,000 and tax expense of $6,000.
Discontinued Operations
Net Income from Discontinued Operations

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Thousands)		(Thousands)
Revenues	$—	$—	$—	$1,179
Cost of sales	—	—	—	—

Gross profit	$—	$—	$—	$—
Operating expenses	—	—	—	—

Income from operations	$—	$—	$—	$225

Net income from discontinued operations	$—	$—	$—	$225

     Net income from discontinued operations. There were no discontinued operations during the nine months ended June 30, 2008. PML was sold during the first quarter in fiscal 2007. Refer to Note 3 to the Consolidated Financial Statements.
Net Loss Applicable to Common Stockholders

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Thousands)		(Thousands)
Net loss	$(7,772)	$(6,898)	$(53,982)	$(32,768)
Net loss applicable to common stockholders	$(7,772)	$(6,898)	$(53,982)	$(32,768)
Net loss per common share	$(0.047)	$(0.044)	$(0.327)	$(0.223)
     For the three and nine months ended June 30, 2008, we experienced a net loss applicable to common stockholders of $7,772,000 or $0.047 per share and $53,982,000 or $0.327 per share, respectively. These amounts compare to a net loss applicable to common stockholders of $6,898,000 or $0.044 per share and $32,768,000 or $0.223 per share during the three and nine months ended June 30, 2007, respectively.

ANALYSIS OF CASH FLOW
     The following table summarizes our Consolidated Statements of Cash Flows:

	Nine Months Ended June 30,
	2008	2007
	(Thousands)
Net Cash (Used in) Provided by:
Operating activities	$(30,767)	$(24,592)
Investing activities	(12,904)	(35,934)
Financing activities	54,903	58,326

Net increase (decrease) in cash and cash equivalents	$11,232	$(2,200)

Cash Flows from Operating Activities
     Net Loss. Operating activities produced net losses of $53,982,000 during the nine months ended June 30, 2008, as compared to net losses of $32,768,000 during the nine months ended June 30, 2007. The cash flows used in operations during these periods resulted from the following operating activities:
     Depreciation. Depreciation expense increased during the nine months ended June 30, 2008 by $1,036,000, as compared to the nine months ended June 30, 2007. The increase in depreciation expense was attributable to REMC fixed asset additions and depreciation charged to cost of goods sold.
     Amortization. Amortization expense decreased by $21,000 as certain intangible assets became fully amortized.
     Impairment of Assets. On December 4, 2007, we announced a change in the location for our first large commercial synthetic fuels plant utilizing the Rentech Process from REMC to the Natchez Project. As a result of the shift to the Natchez Project, we suspended development on the conversion of the East Dubuque Plant. Costs incurred winding down the REMC conversion project are capitalized in construction in progress with a corresponding increase in impairment. During the nine months ended June 30, 2008, we recorded an impairment loss of $9,311,000 related to winding down the suspended REMC conversion project. For more information, refer to Note 7 to the Consolidated Financial Statements.
     Recovery of Payment to Vendor. During second and third quarters of fiscal 2008, we recovered $1,473,000 that was previously paid to a vendor for work related to the conversion of the East Dubuque Plant. This amount was subsequently applied to unpaid invoices from the vendor on projects other than the conversion of the East Dubuque Plant. Refer to Note 7 to the Consolidated Financial Statements for more information.
     Utilization of Spare Parts. During the nine months ended June 30, 2008, we utilized $722,000 of spare parts in our production of nitrogen-based fertilizers as compared to utilization of $681,000 during the nine months ended June 30, 2007. The increased usage was due to the plant’s higher consumption of spare parts in the third quarter of fiscal 2008 from various maintenance activities. There was no shutdown of the plant in fiscal 2008 through the end of the third quarter.
     Bad Debt Expense. During fiscal 2008, we increased our allowance for doubtful accounts by $566,000 as a result of uncertainties on the collectibility of billings under a technical services agreement.
     Loss on Sale of Fixed Assets. During the nine months ended June 30, 2008, we sold fixed assets for an aggregate loss of $5,000.
     Non-Cash Interest Expense. Total non-cash interest expense recognized during the nine months ended June 30, 2008 was $748,000, compared to $562,000 during the nine months ended June 30, 2007. The non-cash interest expense recognized was due to the amortization of bond issue costs and beneficial conversion feature expenses of our convertible notes, borrowings under the term loan and the write-off of loan fees related to the CIT line of credit that was cancelled.

     Non-Cash Marketing Expense. During the second and third quarters of fiscal 2008, we incurred $326,000 of non-cash expenses associated with equity-based compensation to a vendor that provided marketing services. For more information, refer to Note 12 to the Consolidated Financial Statements.
     Write down of Inventory to Market. At December 31, 2007, we wrote down the value of the natural gas inventory by $82,000 to equal market pricing. Through June 30, 2007, we wrote down finished goods inventory by $571,000 due to inefficiencies in production that occurred because of an unscheduled shutdown of the plant. No such adjustments were required as of June 30, 2008.
     Gain on Sale of Subsidiary. In November 2006, we sold PML which was wholly-owned for $5,349,000. We recorded a gain on the sale of $2,721,000. During the first nine months of fiscal 2008 and fiscal 2007, we received $61,000 and $91,000, respectively, from the prior divestiture of REN Corporation.
     Options for Common Stock and Warrants Issued for Services. During the nine months ended June 30, 2008, we recorded $1,638,000 of compensation expense related to stock options that vested and warrants that were issued during the period as compared to $1,315,000 of compensation expense for the similar period in the prior fiscal year. The increase was due to changes in terms for previously issued warrants partially offset through a reduction in the number of options granted. The options and warrants were valued using the Black-Scholes option-pricing model at time of the option grant.
     Restricted Stock Units Issued for Services. Through the nine months ended June 30, 2008, we recorded $2,523,000 of compensation expense related to RSU’s that vested during the period. This compares with $2,292,000 of expense from the similar period in the prior fiscal year. The difference was attributable to the amortization of a grant that occurred in the second quarter of fiscal 2007. During the first nine months of fiscal 2008, 791,000 RSU’s vested of which 517,000 were settled in shares of common stock and 274,000 were settled in cash in order to meet minimum tax withholding requirements. We recognized the fair value of the 274,000 RSU’s, or $408,000, as repurchase of shares issued, and no additional compensation cost was recognized.
     Changes in Operating Assets and Liabilities. The changes in operating assets and liabilities, net of business combination, result from the following factors:
     Accounts Receivable. During the first nine months of fiscal 2008, accounts receivable increased by $43,475,000 due to increases in the volume of new product prepayment contracts with customers in our nitrogen products manufacturing segment.
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
     Inventories. Inventories increased during the nine months ended June 30, 2008 by $16,241,000. The increase was due to the seasonal buildup of inventory from production in our nitrogen products manufacturing segment during the winter combined with the reduced quantity of shipped product during the third fiscal quarter due to the prevailing weather conditions that limited the ability of end customers to use the products.
     Prepaid Expenses and Other Current Assets. Prepaid expenses and other current assets decreased during the nine months ended June 30, 2008 by $1,470,000. The decrease was primarily caused by the discontinuance of prepayments to vendors due to suspending the REMC conversion project.
     Accounts Payable. Accounts payable decreased by $5,332,000 during the nine months ended June 30, 2008. This decrease resulted primarily from the timing of receiving and paying trade payables, the majority of which were associated with the construction of the PDU in the current year, construction in progress costs for conversion of the East Dubuque Plant in the prior year and other development projects.
     Accrued Retirement Payable. Accrued retirement payable decreased by $125,000 to an ending balance of $0 as a result of the final payments made to our former CEO and COO during the three months ended December 31, 2007.

     Deferred Revenue. We record a liability for deferred revenue upon execution of product prepayment contracts which creates an obligation for delivery of a product within a specified period of time in the future. The balance of deferred revenue contracts increased by $64,025,000 during the nine months ended June 30, 2008 as new sales contracts were executed. The increase was slightly offset by the fulfillment of purchase commitments that were executed in the prior year.
     Accrued Interest Expense. Total accrued interest expense decreased by $143,000 in the nine months ended June 30, 2008. This was due to timing difference between the semi-annual payment of interest liability and accrued interest on the Company’s 4% convertible senior notes.
     Accrued Liabilities, Accrued Payroll and Other. Accrued liabilities, accrued payroll and other decreased by $984,000 during the nine months ended June 30, 2008 mainly as a result of the payment of previously recognized obligations to certain vendors for expenditures on the PDU.
     Net Cash Used in Operating Activities. The total cash used by operations was $30,767,000 during the nine months ended June 30, 2008, as compared to $24,592,000 of cash used in operations during the nine months ended June 30, 2007.
Cash Flows from Investing Activities
     Available for Sale Securities. Available for sale securities are maintained to fund our future operating needs. During the nine months ended June 30, 2008, our available for sale securities decreased by $13,762,000 as investments were liquidated to fund working capital needs. Interest and dividend income of $560,000 increased the available for sale securities. As of June 30, 2008, we reclassified $8,235,000 of available for sale securities from current assets to noncurrent assets because the Company was unable to redeem the securities into cash for current operations. For more information, refer to Note 4 to the Consolidated Financial Statements. We recognized a net unrealized loss of $775,000 on the value of the available for sale securities as of June 30, 2008.
     Purchase of Property and Equipment. During the nine months ended June 30, 2008, we purchased $7,892,000 of property and equipment. Of these purchases, 37% was attributable to the acquisition of the land for the Natchez Project, 36% was related to capitalized improvements to the East Dubuque Plant and purchases of spare parts for the East Dubuque Plant, and 27% was attributable to the implementation of a financial accounting and enterprise resource planning system which was placed in service during the second quarter of fiscal 2008.
     Purchase of Construction in Progress. During the nine months ended June 30, 2008, we incurred $18,790,000 of net additions to construction in progress costs. Expenditures included $7,631,000 related to winding down the conversion at REMC, $7,271,000 related to the acquisition of buildings and equipment at the Natchez Project, $4,074,000 related to plant and building improvements to East Dubuque Plant and the PDU site, $2,916,000 for ongoing efforts on the Natchez Project and other projects which were partially offset by $3,102,000 of assets placed in service.
     Decrease in Restricted Cash. The amount held as restricted cash decreased by $55,000 during the nine months ended June 30, 2008 consistent with the terms of an operating lease.
     Proceeds from Sale of Subsidiary. In the prior year, the gross proceeds collected during the first quarter was $5,398,000 related to our sale of PML on November 15, 2006.
     Other Assets and Deposits. During the nine months ended June 30, 2008, net cash of $434,000 was provided by other assets and deposits comprised of $794,000 of deferred acquisition costs that were capitalized with the purchase of the site for the Natchez Project partially offset by $400,000 of current-year land option payments associated with the Natchez Project and a write-off of $36,000 associated with the REMC conversion project.
     Net Cash Used in Investing Activities. The total cash used in investing activities was $12,904,000 during the nine months ended June 30, 2008 as compared to cash used in $35,934,000 during the nine months ended June 30, 2007.

Cash Flows from Financing Activities
     Proceeds from Term Loan. During the third quarter of fiscal 2008, $49,903,000 was received from term loans under the Senior Credit Agreement. Origination, legal and other fees associated with these loans were $3,385,000 of which $288,000 were paid in cash.
     Proceeds from Line on Available for Sale Securities. During the nine months ended June 30, 2008, the Company advanced $3,850,000 from the line of credit on our available for sale securities. The balance of the advance at June 30, 2008 of $3,804,000 was the result of interest earned on the portfolio partially offset by interest charged on the advance.
     Proceeds from Issuance of Common Stock and Warrants. During the nine months ended June 30, 2008, the Company collected $2,000 of cash related to restricted common stock issued to a professional services provider. For more information, refer to Note 12 to the Consolidated Financial Statements. In April 2007, the Company issued and sold common stock along with warrants generating gross proceeds of $54,851,000 before deducting offering costs of $3,202,000.
     Proceeds from Options and Warrants Exercised. During the nine months ended June 30, 2008, the Company collected $1,449,000 of cash related to stock options and warrants that were exercised.
     Proceeds from Grant. During the first nine months of fiscal 2007, $2,200,000 of grant proceeds were received related to the conversion of the East Dubuque Plant.
     Proceeds from Equity Investments. During the first nine months of fiscal 2007, $4,448,000 was received related to the development cost sharing and equity option agreement with PVF.
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
     Proceeds/Payments on Line of Credit, Net. Under the terms of the CIT line of credit, most of the cash receipts of REMC were initially controlled by CIT to payoff any outstanding drawdown. Since there were no drawdowns against the line through the termination date on May 8, 2008, all funds received by CIT were transferred to our control. During fiscal 2008, until the line was cancelled, the aggregate amount of these transfers was $97,191,000. Transactions associated with the Lehman Brothers Line of Credit are reported with available for sale securities. Refer to Note 4 to the Consolidated Financial Statements for more information.
     Net Cash Provided by Financing Activities. The total cash provided by financing activities was $54,903,000 during the nine months ended June 30, 2008 as compared to cash provided of $58,326,000 during the nine months ended June 30, 2007.
Increase (Decrease) in Cash and Cash Equivalents
     Cash and Cash Equivalents increased during the nine months ended June 30, 2008 by $11,232,000 compared to a decrease of $2,200,000 during the nine months ended June 30, 2007. These changes increased the ending cash balance at June 30, 2008 to $44,924,000, and decreased the ending cash balance at June 30, 2007 to $24,366,000.
LIQUIDITY AND CAPITAL RESOURCES
     We have funded our operations primarily from equity offerings, debt issuances and REMC operations during fiscal year 2008. We will need to raise additional capital to fund our liquidity needs for fiscal year 2009. At June 30, 2008, we had working capital of $24,049,000, as compared to working capital of $37,961,000 at September 30, 2007. At June 30, 2008, our current assets totaled $156,876,000, including cash and cash equivalents of $44,924,000 and net accounts receivable of $79,122,000. Our current liabilities were $132,827,000. We had long-term liabilities of $118,776,000, of which most related to our long-term convertible debt and term loan. For the nine months ended June 30, 2008, we recognized net losses of $53,982,000, and negative cash flow from operations of $30,767,000.

     In fiscal year 2008 we experienced higher than expected construction costs at our PDU facility mainly resulting from rising construction costs, the addition of a steam methane reformer at the site and project design revisions. We completed construction of the PDU in the third quarter of fiscal 2008. In fiscal 2008, we also incurred costs related to the suspension of the conversion of the East Dubuque Plant. Completing construction of the PDU and suspending the conversion of the East Dubuque Plant have resulted in a decrease in our cash requirements. Our level of corporate activities required to execute our business plan require a significant amount of working capital, including to pay for the costs of consultants, attorneys, accountants, financial advisors and other service providers. However, we are assessing additional opportunities to reduce our costs Company-wide.
     At June 30, 2008, our subsidiary REMC had $53,000,000 of outstanding principal borrowings under the Senior Credit Agreement. The Senior Credit Agreement consists solely of term loans that become due and payable on May 29, 2010, with an option to extend the maturity date by one year subject to certain conditions and the payment of specified fees. Interest payments are generally due quarterly, and we are required to make prepayments of principal equal to the amount of any distributions we make from REMC to Rentech. Refer to Note 8 to the Consolidated Financial Statements for more information regarding the Senior Credit Agreement.
     As of June 30, 2008, we held available for sale securities consisting of $8,235,000 of auction rate securities. The recent conditions in the global credit markets have caused auctions for these securities to fail and we have been unable to liquidate our position. However, the securities have continued to perform according to their stated terms. To date we have only recognized temporary unrealized losses as a result of the current credit market conditions. There can be no assurance as to when, and for what amount, we may be able to liquidate our position in these securities. However, the custodian of our available for sale securities has provided a Line of Credit of up to $5,000,000 using the securities as collateral of which $3,804,000 was drawn as of June 30, 2008. Refer to Note 4 to the Consolidated Financial Statements for more information regarding the Line of Credit.
     We generally consider our short-term liquidity requirements to consist of those items that are expected to be incurred within the next 12 months. Our principal needs for short-term liquidity are to fund working capital and to pay for research and development of the Rentech Process, commissioning, start-up and operation of the PDU, operation of REMC’s East Dubuque Plant (including working capital needs resulting from seasonal fluctuations in its cash flow and changes in commodity pricing) and short-term costs for development of commercial projects, including our Natchez Project.
     REMC’s fertilizer business is seasonal, based upon the planting, growing and harvesting cycles. Inventories must be accumulated to allow for uninterrupted customer deliveries, and require significant storage capacity. The accumulation of inventory to be available for seasonal sales requires that working capital be available at REMC. Working capital available at REMC is also impacted by changes in commodity prices for natural gas and nitrogen fertilizers, which are the East Dubuque Plant’s principal feedstock and products. During fiscal 2008 we were able to utilize excess cash flows from REMC to fund working capital needs at Rentech. However, our ability to do so has become limited. The Senior Credit Agreement generally requires that we maintain at least $10 million of cash at REMC and limits our ability to distribute cash from REMC to Rentech.
     We generally consider our long-term liquidity requirements to consist of those items that are expected to be incurred beyond the next 12 months. Our principal long-term needs for liquidity are to fund development, construction and operation of potential commercial projects. We will require substantial amounts of capital that we do not now have to fund our long-term liquidity requirements.
     We are actively pursuing sources to provide additional liquidity, and we may issue additional shares of our common stock and other equity or debt securities. As of June 30, 2008, we have a shelf registration statement covering $19,186,000 aggregate offering price of securities, all of which could be issued for shares of common stock, for issuance in future financing transactions. We may issue shares of convertible preferred stock or other securities convertible into common stock or we may enter into additional debt instruments. We may also offer securities which will not be registered under the Securities Act of 1933, and may not be offered or sold in the United States absent an available exemption from registration.
     Historically, for working capital we have relied upon private placements and public offerings of our common stock, which has been sold at a discount from the market price. In fiscal years 2005 through 2007 we raised approximately $159,708,000 from such offerings. We have also previously sold convertible preferred stock and convertible promissory notes bearing interest in private placements and public offerings. In addition, REMC has provided working capital. REMC’s operating income for the nine months ended June 30, 2008 and 2007 was $32,759,000 and $11,932,000, which was partially offset by capital expenditures of $4,765,000 and $4,459,000, respectively. We have also incurred indebtedness under the Senior Credit Agreement and Line of Credit discussed above.

     We believe that our currently available cash and anticipated cash flows from operations will be sufficient to meet our working capital needs for the remainder of fiscal 2008. We are currently pursuing funding opportunities and other plans to increase liquidity, which could include additional debt or equity financing, in order to fund our liquidity requirements for fiscal year 2009. We believe, but can offer no assurance, that our efforts to increase working capital will be achieved. Recently, credit and equity markets have experienced unusual uncertainty and access to capital markets has tightened considerably. Our failure to raise additional capital when needed would have a material adverse effect on our results of operations, liquidity and cash flows and our ability to execute our business plan.
CONTRACTUAL OBLIGATIONS
     We have entered into various contractual obligations as detailed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007. In the first nine months of fiscal 2008, during the normal course of business, the amount of our contractual obligations changed as scheduled payments were made and new contracts were executed. During the third quarter of fiscal 2008, the following significant changes occurred to contractual obligations:
•	We borrowed $53,000,000 under the Senior Credit Agreement.

•	Our interest payments required on debt as of the end of the quarter increased by $10,198,000 to $24,848,000 primarily as a result of the Senior Credit Agreement.

•	We borrowed $3,804,000 under the Line of Credit, which is payable on demand.

•	Natural gas purchase contracts executed as of the end of the quarter increased by $22,628,000 to $30,784,000. As of June 30, 2008, the natural gas purchase contracts included delivery dates through October 31, 2008.

•	Purchase obligations decreased by $1,919,000 to $5,953,000 consistent with the completion of the construction of the PDU.
     Subsequent to June 30, 2008, we entered into additional fixed quantity natural gas supply contracts for various delivery dates through March 31, 2009. The total MMBTU’s associated with these additional contracts was 3,081,000 and the total amount of the purchase commitments was $39,461,000, resulting in a weighted average rate per MMBTU of $12.81.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Interest Rate Risk. We are exposed to market risk from adverse changes in interest rates related to our investment of current cash and cash equivalents referred to as available for sale securities, advances on our Line of Credit and our borrowings under the Senior Credit Agreement. Our cash and cash equivalents are generally highly liquid with short-term maturities and immaterial market risk, but the recent conditions in the global credit markets have caused auctions for these securities to fail and we have been unable to liquidate our positions. To date, the securities have continued to perform according to their stated terms and we have only recognized temporary unrealized losses as a result of the current credit market conditions. As of June 30, 2008, we held available for sale securities consisting of $8.2 million, there can be no assurance as to when, and for what amount, we may be able to liquidate our position in these securities.
     Advances under our Line of Credit accrue interest at LIBOR plus a margin of 1.50% and borrowings under the Senior Credit Agreement also bear interest on a variable rate based upon either LIBOR or the lender’s alternative base rate, plus in each case an applicable margin. As of June 30, 2008, we had outstanding borrowings under the Senior Credit Agreement of $53.0 million and advances under the Line of Credit of $3.8 million. Based upon the outstanding balances of our variable-interest rate debt at June 30, 2008, and assuming market interest rates increase or decrease by 100 basis points, the potential annual increase or decrease in interest expense is approximately $568,000. We believe that fluctuations in interest rates in the near term will not materially affect our consolidated operating results, financial position or cash flow. As a result, we currently do not manage our exposure to interest rates, but we may in the future.
     Refer to Note 4 to the Consolidated Financial Statements for more information regarding the Line of Credit, or Note 8 to the Consolidated Financial Statements for more information regarding the Senior Credit Agreement.
     Commodity Price Risk. We are exposed to market risk due to changes in natural gas prices. Natural gas is a raw material used in the production of various nitrogen-based products that are manufactured at the East Dubuque Plant. Market prices of nitrogen-based products are affected by changes in natural gas prices as well as supply and demand and other factors. In the a normal course of business, REMC currently produces nitrogen-based fertilizer products throughout the year to supply its needs during the high sales volume spring season. Nitrogen-based inventory remaining at the end of the spring season will be subject to market risk due to changes in natural gas prices and supply and demand. Currently, REMC purchases natural gas for use in its East Dubuque Plant on the spot market, and through short-term, fixed supply, fixed price and index price purchase contracts. Notwithstanding these purchase contracts, REMC remains exposed to significant market risk. There has been a generally increasing trend in natural gas prices during the last three years with prices reaching record highs in 2005, reducing in 2006 and 2007, and rising again in 2008 due to various supply and demand factors, including the increasing overall demand for natural gas from industrial users, which is affected, in part, by the general conditions of the United States economy, and other factors. Seasonal fluctuations exist within each year resulting from various supply and demand factors, such as the severity of winters affecting consumer consumption for heating, and summers affecting industrial demand by utilities for electrical generation, among other factors. Changes in levels of natural gas prices and market prices of nitrogen-based products can materially affect REMC’s financial position and results of operations. A hypothetical increase of $0.10 per MMBTU of natural gas could increase the cost to produce one ton of ammonia by approximately $3.50. REMC has experienced no difficulties in securing supplies of natural gas, however, natural gas is purchased at market prices and such purchases are subject to price volatility.

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
ITEM 1A. RISK FACTORS.
     Risk factors were disclosed in Part I, Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 and updated by additional risk factors set forth in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008. Those risk factors should be read in conjunction with this Quarterly Report on Form 10-Q. The Company has also identified the following additional risk factor during the three months ended June 30, 2008.
     We have substantial secured debt and our Senior Credit Agreement includes restrictive covenants that could limit our flexibility in obtaining additional financing and impair our ability to operate our business.
     REMC has a Senior Credit Agreement which has outstanding principal borrowings of $53,000,000 as of June 30, 2008. The obligations under the Senior Credit Agreement are secured by substantially all of our assets and the assets of most of our subsidiaries, including a pledge of the equity interests in most of our subsidiaries. If we fail to meet our payment obligations or otherwise default under the Senior Credit Agreement, our lenders will have the right to accelerate the indebtedness and exercise other rights and remedies against us, including initiating a bankruptcy or liquidation proceeding or repossessing and foreclosing upon the assets that serve as collateral. The Credit Agreement imposes various restrictions and covenants on us, which could impair our ability to respond to changing business conditions that may affect our financial condition and liquidity, such as:
•	limiting our ability to obtain additional debt financing or make needed capital expenditures without restructuring the covenants in our existing indebtedness;

•	requiring prepayments of debt under the Senior Credit Agreement in an amount equal to distributions and loans made by REMC to its shareholders, including Rentech;

•	limiting our ability to respond to changing business, industry and economic conditions and to withstand competitive pressures, which may affect our financial condition;

•	incurring higher interest expense in the event of increases in the Senior Credit Agreement’s variable interest rates;

•	limiting our ability to make investments, dispose of assets, pay cash dividends or repurchase stock;

•	restricting our activities compared to those of competitors with less debt or greater resources; and

•	subjecting us to financial and other restrictive covenants in our indebtedness, which a failure to comply with could result in an event of default.

ITEM 6. EXHIBITS.
Exhibit Index

10.1	Credit Agreement, dated May 30, 2008, by and among Rentech Energy Midwest Corporation, as the borrower, Rentech, Inc. and Credit Suisse, Cayman Islands Branch, individually and as Administrative Agent and Collateral Agent (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 5, 2008).

10.2	Guarantee and Collateral Agreement, dated May 30, 2008, by and among Rentech Energy Midwest Corporation, Rentech, Inc., the subsidiaries of Rentech, Inc. listed therein and Credit Suisse, Cayman Islands Branch, as Collateral Agent (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 5, 2008).

10.3	Intellectual Property and Security Agreement, date May 30, 2008, by and among Rentech Energy Midwest Corporation, Rentech, Inc. and Credit Suisse, Cayman Islands Branch, as Administrative Agent and Collateral Agent (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 5, 2008).

10.4	Amended and Restated Credit Agreement, dated June 13, 2008, by and among Rentech Energy Midwest Corporation, as the borrower, Rentech, Inc. and Credit Suisse, Cayman Islands Branch, individually and as Administrative Agent and Collateral Agent (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 19, 2008).

10.5	Reaffirmation and Amendment Agreement, dated June 13, 2008, by and among Rentech Energy Midwest Corporation, Rentech, Inc., the subsidiaries of Rentech, Inc. listed therein and Credit Suisse, Cayman Islands Branch, as Collateral Agent (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 19, 2008).

10.6	Form of Absolute Share Price Target Performance Share Award Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 23, 2008).

10.7	Form of Total Shareholder Return Performance Share Award Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 23, 2008).

31.1	Certification of President and Chief Executive Officer Pursuant to Rule 13a-14 or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 or Rule 15d-14(a).

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RENTECH, INC.

Dated: August 11, 2008	/s/ D. Hunt Ramsbottom D. Hunt Ramsbottom,
President and Chief Executive Officer

Dated: August 11, 2008	/s/ Douglas M. Miller Douglas M. Miller
Interim Chief Financial Officer