Form 10-K
period 2008-09-30
RENTECH INC /CO/
filed 2008-12-15
CIK 868725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from                       to
Commission File No. 001-15795

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
Common Stock
Name of Each Exchange on Which Registered: NYSE Alternext US
Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the registrant’s common stock held by nonaffiliates, based upon the closing price of the common stock on March 31, 2008, as reported by the American Stock Exchange, was approximately $97,507,000.
The number of shares of the Registrant’s common stock outstanding as of December 10, 2008 was 166,688,558.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2009 annual meeting of shareholders which the registrant will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report, are incorporated by reference in Part III of this Form 10-K to the extent stated in this report.

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
Factors that could affect Rentech’s results include our ability to obtain financing for acquisitions, capital expenditures and working capital purposes; our ability to obtain financing for the construction, acquisition or conversion of synthetic fuels plants, including our proposed plant in Adams County, Mississippi near the city of Natchez; the ability of our subsidiary, Rentech Energy Midwest Corporation, to generate cash flow at the level we expect, and our ability to access the cash flow under the terms of our Senior Credit Agreement; our ability to obtain natural gas at reasonable prices to economically run our East Dubuque Plant; sales prices for the products of the East Dubuque Plant; our ability to secure feedstock supply contracts on reasonable terms for our proposed projects; our ability to successfully integrate and operate other acquisitions; environmental requirements including potential regulation of greenhouse gas emissions; success in obtaining customers or licensees for our technology, products and services; the decision of our licensees, potential licensees, joint developers and potential joint developers to proceed with and the timing and success of any project using our technology; the entry into definitive agreements with others related to a project; and the risk factors detailed in “Part II, Item 1A. Risk Factors” below and from time to time, in the Company’s periodic reports and registration statements filed with the Securities and Exchange Commission.
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
Company Overview
Incorporated in 1981, Rentech’s vision is to be a global provider of clean energy solutions. The Company is pursuing the worldwide deployment of the Rentech Process by both project development and licensing. During the Company’s nearly 30-year history, Rentech and its licensees have successfully applied the Rentech Process in facilities that range in size from pilot scale to 235 barrels per day of synthetic fuels and chemicals production. The Rentech Process, based on Fischer-Tropsch (“FT”) chemistry, is a patented and proprietary technology that efficiently and economically converts synthesis gas (or “syngas”), which can be manufactured from a wide variety of waste, biomass and fossil resources, into hydrocarbons. These hydrocarbons can be processed and upgraded into ultra-clean synthetic fuels such as military and commercial jet fuels and ultra low sulfur diesel as well as specialty waxes and chemicals. We also own an operating natural gas-based nitrogen fertilizer manufacturing plant in Illinois.
Since the fuels derived from our proprietary process can be manufactured using domestic resources, they can effectively address national security issues and priorities driven by foreign control of oil reserves, rising long-term demand for fuels and limited domestic petroleum refining capacity. In addition, fuels from the Rentech Process have a longer shelf-life than comparable petroleum-derived fuels which can assist governments in increasing their strategic fuel reserves. When waste streams are used as feedstocks for the Rentech Process, we can help relieve the pressure on limited existing means of solid waste disposal such as landfills. The Rentech Process is a closed process wherein the carbon dioxide and other by-products can be isolated and captured more readily than is the case in open-combustion applications of fossil fuels. Fuels produced from the Rentech Process are significantly cleaner than those available today from petroleum refining and have lower emissions of all regulated pollutants, including nitrogen oxide, sulfur oxide and particulate matter. All fuels produced by the Rentech Process can be distributed and used without modifications to existing diesel or jet engines.
Rentech is the only company in the United States that uses an iron-based catalyst to produce synthetic transportation fuels and chemicals. There are multiple global opportunities for deploying Rentech’s iron-based catalyst as it performs well with a wide range of syngas compositions from a variety of feedstocks. In addition, the ingredients of our proprietary iron-based catalyst are relatively inexpensive and more economical to use than competing catalysts. Rentech’s catalyst is also non-toxic and does not require hazardous disposal handling.
The Rentech Process is carbon dioxide capture-ready. We performed a lifecycle analysis with a third party of the carbon dioxide emissions from the production of fuels from the Rentech Process indicates that with carbon capture and sequestration, these emissions are better than those generated in the production of petroleum-derived fuels. Therefore, fuels produced from our process are among the most greenhouse gas friendly transportation fuels available in the country.
The Rentech Process can produce biodegradable fuels that are cleaner burning than petroleum-derived fuels and either meet or exceed all fuels and environmental standards. Any emissions created by our cleaner burning fuels are well within the requirements of all current and promulgated environmental rules applicable to diesel engines and are lower than those produced by ultra low sulfur diesel fuels. In addition, fuels produced from the Rentech Process can be used in existing infrastructure including pipelines and engines. Thus, no infrastructure-based barriers exist for immediate and widespread adoption of fuels produced by our process.
Market demand for synthetic fuels exists both domestically and internationally due to the characteristics of and applications for fuels produced from the Fischer-Tropsch process. These fuels have been flown globally in commercial aircraft for several decades as an efficient and economical alternative to traditional petroleum-derived jet fuels. Fuels produced from the Fischer-Tropsch process, on which our technology is based, are the only synthetic fuel type certified for use by the United States Air Force. These fuels are also in the process of receiving formal certification by the Federal Aviation Administration for use in commercial aircrafts.
We are doing a significant amount of work in preparation for the global commercialization of the Rentech Process. In 2008, Rentech began operations at our Product Demonstration Unit (“PDU”) located in Commerce City, Colorado. This facility is the only operating synthetic transportation fuels facility in the United States. We have produced quantities of products at the PDU’s design capacity of approximately 420 gallons per day of ultra-clean synthetic fuels and specialty waxes and chemicals during a nearly 800 hour continuous production run.

Specialty chemicals as well as thousands of gallons of ultra-clean synthetic fuels including military jet fuel, commercial Jet A and Jet A-1 and ultra-low sulfur diesel have been produced at the PDU and have met or exceeded applicable fuel specifications. The Company has shipped samples of our products for testing to potential customers.
The PDU demonstrates the successful design, construction and operation of a fully-integrated synthetic fuels and chemicals facility utilizing the Rentech Process. It represents the first time Rentech has operated an integrated facility. While operating the PDU, our catalyst demonstrated greater efficiency and yielded more product than predicted. In addition, we were able to produce a quality of syngas at the PDU that is typically created from solid feedstocks. We believe this demonstrates that the Rentech catalyst can successfully react using syngas streams from a wide variety of feedstocks including natural gas, biomass and fossil-based resources. The Company is also evaluating gasification technologies suitable for fossil and urban and rural waste feedstocks for potential placement at the PDU.
At the PDU, we demonstrated the operation of our proprietary catalyst wax separation system at scales above the laboratory and pilot scale. In addition, significant, commercially relevant quantities of Rentech catalyst have been manufactured in cooperation with large commercial catalyst vendors to support the PDU operations.
The PDU is designed at a scale that allows us to collect engineering and performance data necessary for commercial design application. Operations to date at the PDU have verified a number of those engineering and performance criteria and we expect future operations to validate the remaining criteria for commercial design.
We launched an engineering program with Jacobs Engineering Group Inc., one of the world’s largest and most diverse providers of engineering and construction services, to assist us in completing a commercial-scale Reactor Design Package for the Rentech Process. This work will enable us to better estimate the capital costs of the Rentech Process.
We have a technology and marketing alliance with UOP LLC, a Honeywell company, to provide a one-stop solution to developers of commercial synthetic fuels and chemicals facilities worldwide for synthesis gas conversion and product upgrading.
Rentech Energy Midwest Corporation
Acquired in April 2006, our wholly-owned subsidiary, Rentech Energy Midwest Corporation (“REMC”), located in East Dubuque, Illinois manufactures and sells natural gas-based nitrogen fertilizer products including ammonia, urea ammonia nitrate, urea granule and urea solution to the corn-belt region.
REMC produces nitrogen products that are in high demand by the American farmer and other industrial users. Our products are critical in the production of corn and other coarse grains and play an important role as the United States does its part to improve record low levels of global grain inventories. From time to time, we consider opportunities to enhance the efficiency of the plant to further capitalize on the strong demand for fertilizer in the corn-belt region. We have also largely completed the design and engineering work to convert REMC to coal gasification should economic and public policy factors favor the conversion. As our primary strategy is focused on synthetic fuels, we do not intend to develop or buy new fertilizer-only plants, although fertilizer may be a co-product in future plants.
In fiscal year 2008 a significant portion of our operations were funded by cash flows from REMC, and we believe we may fund all of our operations from cash flows from REMC in fiscal 2009. See Item 7—Management’s Discussion And Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.
Business Strategy
We believe that the development of our technology positions us well to accelerate the commercial deployment of the Rentech Process. The Company’s deployment strategy includes both development of facilities and licensing of the Rentech Process. The development model involves Rentech developing, co-owning and operating biomass-fed, fossil-fed and a combination of biomass and fossil-fed synthetic fuels and chemicals facilities utilizing the Rentech Process. We believe we will be able to leverage into future projects the experience we gain through engineering, designing and constructing early facilities, thereby reducing the required capital and technical resources for each subsequent project. We intend to develop standard designs that are both replicable and scalable. The licensing model consists of licensing the Rentech Process to parties throughout the world for the development of facilities that produce synthetic fuels and/or specialty waxes and chemicals, thereby expanding the deployment opportunities for our technology.

Develop, Co-Own and Operate Model
Standalone Biomass Facilities. We believe standalone biomass facilities provide an attractive business model in addition to fossil-fed synthetic fuels facilities due to lower feedstocks costs, simpler facility designs and demand for the renewable fuels and energy produced at these facilities. Biomass can be categorized into urban streams (including waste materials such as municipal solid waste, construction and demolition waste, green wastes and sewage sludge) and rural streams (including agricultural materials such as stovers and straws, sugar cane bagasse, forestry residues, energy crops and algae). A typical biomass facility may produce either jet or diesel fuel as well as renewable power generated as a co-product from the biomass feedstocks. These types of facilities are much simpler in design than fossil-fed facilities. Therefore, biomass facilities typically would require less capital than fossil facilities which are more complex in design and likely to be much larger in scale. In addition, because of the lower capital requirements, long-term off-take agreements for the products may be less critical than in the case of fossil plants.
Fossil Facilities. We believe that fossil facilities also provide an appealing business model due to the ability to achieve capital efficiencies and attractive economic returns resulting from large-scale production of diverse high-value product streams. Fossil feedstocks, particularly coal and petroleum coke, are abundant domestic resources with relatively stable prices. As a result, fossil resources are optimal feedstocks for large-scale synthetic fuels and chemicals facilities utilizing the Rentech Process where economies of scale and product diversification can be achieved. Carbon capture and sequestration as well as the addition of biomass as a co-feed would enable us to further reduce our facilities’ carbon footprint. These types of facilities require significant capital for construction. Consequently, Rentech is seeking strategic and financial partners as well as long-term off-take agreements for products produced at these facilities in advance of their construction. The Company believes these steps will help secure the financing required to fund these types of projects. Our plants are designed to be economic at a scale smaller than our competitors. Although our technology would enable us to pursue larger projects, we believe that projects at this scale optimize access to capital and development time.
Licensing Model
Rentech offers worldwide licensing of the Rentech Process for both biomass and fossil feedstocks applications. Licensing provides Rentech with the opportunity to expand the global deployment and acceptance of our technology without capital investment from Rentech. We believe that successful commercialization of the Rentech Process will enhance our licensing opportunities, resulting in additional revenue streams. We will favor licensing especially in geographic areas in which we consider capital investment to be relatively risky.
Under a typical licensing arrangement, we expect to have the right to receive license fees and ongoing royalties for hydrocarbons produced by process plants that use the Rentech Process. We also expect to receive fees for providing our catalyst and technical services to licensees. After we grant a license, our licensees will be responsible for financing, constructing and operating their own facilities that will use our licensed technology. We generally would expect our licensees to acquire certain proprietary equipment that meets Rentech’s specifications. Licensees must also acquire their own feedstock and sell the products that their facilities produce.
Commercial Opportunities
We are developing the pioneer commercial scale synthetic fuels and chemicals projects using the Rentech Process in the United States because we think they will provide shareholder value and competitive opportunities. As such, Rentech has a number of commercial opportunities from standalone biomass, fossil-fed and a combination of biomass and fossil-fed commercial scale synthetic fuels and chemicals projects. These projects are in various stages of development.
We are working on a few early-stage biomass projects. In particular, we are conducting preliminary engineering work for the design of biomass facilities, evaluating potential sites at which to locate these facilities and actively pursuing feedstock sources and technologies for these projects.
We are pursuing a number of fossil projects including a proposed project in Adams County, Mississippi near the city of Natchez (the “Natchez project”). The current project design contemplates production of a total of approximately 30,000 barrels per day of synthetic fuels and chemicals. We have completed the feasibility study for the Natchez project and we are doing some additional engineering work to finalize technology selection for the facility. We own the site on which we intend to build this facility and we have a long-term agreement with Denbury Resources, Inc. under which that company will purchase all of the carbon dioxide captured during the production process. We have also received considerable local and state support for the planned facility, including a bond inducement approved by the Mississippi Business Finance Corporation of up to $2.75 billion and an allocation of $175 million in tax-exempt GO ZONE bonds for the project.
We are actively pursuing a number of licensing opportunities domestically and internationally including regions such as India, China, Australia and Europe.
Research and Development Program
We continue to advance our technology. Our technology activities are centered at the PDU, where we have skilled technical, engineering and operating teams that work at our development and testing laboratories. The laboratory contains equipment and support facilities that provide us with resources for the continued development and testing of the Rentech Process as well as complementary technologies for additional applications and performance enhancements. In addition, the facilities allow us to conduct online analysis of feedstocks and products.
Our principal research and development efforts at our laboratory are focused on increasing the efficiency of our catalyst as well as the separation of catalyst from the wax. In addition, we continue to refine the Rentech Process with a goal of reducing operating and capital costs. Our research efforts are also focused on supporting our goal of achieving commercial use of the Rentech Process with as many types of carbon feedstocks as are available. The PDU is instrumental in these areas as well as providing samples of our products to potential customers for commercial product off-take agreements. We are also working on next generation technologies with significant possibility to reduce cost and increase efficiency of the Rentech Process.

Financial Information About Our Business Segments
Financial information about our business segments is provided in Note 17 of our Consolidated Financial Statements.
Our Proprietary Rentech Process
Our proprietary Rentech Process is a significant enhancement of the Fischer-Tropsch technology originally developed in the 1920s. Prior to application of the Rentech Process, hydrocarbon feedstocks including coal, petroleum coke, biomass, natural gas and municipal solid waste are reformed or gasified by various commercially available processes into syngas. The syngas is then converted through the Rentech Process into differentiated hydrocarbon products in a reactor vessel containing Rentech’s patented and proprietary catalyst, and then upgraded with commercially available refining processes.
Rentech Technology
The Rentech Process that is the basis of our technology is one step in a three stage chemical process by which carbon-bearing materials are converted into synthetic hydrocarbons. The three stages are described below.
•
In the first stage, commercially available technologies, such as gasification or steam methane reforming, convert carbon-bearing material into syngas, which is a mixture of hydrogen and carbon monoxide. Oxygen is usually added for the efficient conversion of any solid or liquid feedstock.

•
In the second stage, the Rentech Process is applied and the syngas created in stage one is fed through a Rentech reactor and chemically altered in the presence of a catalyst to form synthetic hydrocarbon products. The Rentech Process uses an iron-based catalyst that enables the use of syngas from a wide variety of feedstocks.

•	In the third stage, the synthetic hydrocarbon products are upgraded with commercially proven refining technology to the specifications required for the target product.

The Fischer-Tropsch process was first used in Germany during World War II in commercial scale industrial facilities constructed with government funding. These facilities used coal as feedstock for the syngas and primarily produced diesel fuel. After World War II, others, notably the South African government, the United States Bureau of Mines and several companies in the United States, began research and development for improvements to the Fischer-Tropsch process. The efforts to develop advances in FT technology in the United States were abandoned by the 1960s because conventionally refined liquid hydrocarbons were available in the United States at costs lower than FT synthetic fuels. The OPEC oil embargo of 1973 created fuel shortages worldwide, especially in the United States, renewing interest by several companies in Fischer-Tropsch technology. Several companies, including ours, began work in the 1970s and 1980s to develop proprietary improved FT processes.
Development of the Rentech Process
We developed our Fischer-Tropsch technology in the early 1980s, based on prior research and development efforts conducted by two of our founders, Dr. Charles Benham and Dr. Mark Bohn. The ability of the Rentech Process to convert syngas into valuable liquid hydrocarbons has been demonstrated over the course of our history.
Use of the Rentech Process in a commercial scale facility was successfully demonstrated in 1992 and 1993 at the Synhytech facility located in Pueblo, Colorado. The Synhytech facility was designed to produce up to 235 barrels of liquid hydrocarbons per day. Fuel Resources Development Company (“Fuelco”), our licensee at that time, had full control of the supply of syngas and the construction and operation of the facility. We designed, fabricated and operated the Fischer-Tropsch reactors and provided our catalyst for use in the Rentech reactors. Fuelco constructed the facility at the Pueblo municipal landfill, with the intent of using, at minimal cost, the methane and carbon dioxide in the landfill gas that was generated each day from the decomposition of the landfill material. Although the Rentech Process performed as expected to produce liquid hydrocarbons, Fuelco determined that the volume and the energy content of the landfill gas it captured were inadequate to operate the facility on an economic basis, and thus ceased operation of the facility.
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
Our technology was also successfully used by Texaco Energy Systems at a facility in Laporte, Texas in 2000. Texaco leased the use of this facility from the United States Department of Energy on a short-term basis to conduct a joint demonstration integrating the Rentech Process with Texaco’s gasification process. The Laporte facility had the capacity to produce approximately ten barrels of product per day using the Rentech Process.
In August 2008, the Company successfully produced synthetic fuels at the PDU in Commerce City, Colorado. The PDU is the only synthetic fuels facility in the United States producing transportation fuels. The facility is designed to produce approximately 420 gallons per day of synthetic jet and diesel fuels and demonstrates the successful design, construction and operation of a fully-integrated synthetic fuels facility utilizing the Rentech Process. Achieving production at the PDU was the result of the successful operation and integration of all processes at the facility, including the steam methane reformer for the production of synthesis gas; the conversion of the synthesis gas in the Rentech reactor into clean hydrocarbons; the separation of the Rentech catalyst from the wax produced from the reactor; and the processing and upgrading of the hydrocarbons into ultra-clean synthetic fuels using UOP hydrocracking and hydrotreating technologies. Rentech and UOP maintain an alliance which provides a one-stop solution to developers of commercial synthetic fuels facilities worldwide for synthesis gas conversion and product upgrading. With the PDU successfully operating, the Company will focus on confirming and refining the design parameters of the Rentech Process during longer-term production runs as well as the effect of various operating parameters on product yields and composition.
Competition in Fischer-Tropsch Technology
The development of Fischer-Tropsch technology for the production of hydrocarbon products like ours is highly competitive. Several major integrated oil companies as well as several smaller companies, such as ExxonMobil, the Royal Dutch/Shell group, Statoil and BP, have developed or are developing competing technologies.

The fundamental differences between the various FT technologies developed by us and our competitors are the FT catalyst, the Rentech reactors where the syngas reacts with the catalyst and the process for separating catalyst from the wax product. The Rentech Process uses its proprietary iron-based catalyst which permits the efficient use of a wider range of feedstocks than competing catalysts. We believe that most of our competitors use cobalt-based catalysts. The Rentech Process also includes a patented process for separation of the Rentech catalyst from the wax product. Developing commercial FT technology requires significant capital and time, which we believe provides a material barrier to new competitors. Our focus on developing small to medium sized facilities require less capital and time for construction than larger capacity facilities.
Sources of Feedstocks for the Rentech Process
Economic use of the Rentech Process requires substantial quantities of inexpensive carbon bearing solids or gases that can be economically converted into syngas. We believe that coal, which is available in great quantities in the United States, is the best source of feedstock for the Rentech Process in the United States. Based on forecast market prices, we believe we can obtain and gasify a wide-variety of coal types to produce the syngas that we use in the Rentech Process at significantly lower costs than if we were to use a natural gas feedstock.
In the United States, there are vast deposits of coal estimated at approximately 490 billion tons of demonstrated reserves and approximately 270 billion tons of recoverable reserves. Coal represents as much as 95% of the domestic fossil energy reserves on an energy equivalent basis according to the United States Department of Energy. In 2006, total coal production in the United States as estimated by the United States Department of Energy was approximately 1.16 million short tons. Due to the extensive supply, coal prices have been historically stable compared to prices for oil and natural gas in the United States. Prices for oil reached record levels during 2008 and prices for natural gas spiked to near-record levels in 2008 though both have since come down.
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
Products and Markets for Hydrocarbon Products
Facilities using the Rentech Process can be designed and configured to produce a variety of hydrocarbon products. Our synthetic liquid hydrocarbon products are similar to analogous products derived from crude oil refining, but have environmental benefits that conventional petroleum based refinery products do not possess.
The products we can produce using the Rentech Process include:
•	clean burning, premium grade diesel fuel that is valuable as both a stand-alone product and a blending component;

•	clean burning, jet fuel blending stocks;

•	naphthas useful as a feedstock for chemical processing;

•	specialty products such as waxes useful in hot-melt adhesives, inks and coatings;

•	normal paraffins;

•	other wax-based products; and

•	a variety of other chemical intermediaries.
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
The “Energy Independence and Security Act of 2007” (“EISA 2007”) greatly expanded the existing mandate for the blending of ethanol into fuels sold in the U.S. The Act increased the mandate from 7.5 billion gallons per year in 2012 to 36 billion gallons per year in 2022, with 21 billion gallons of that to be non food based ethanol and other advanced biofuels. For the first time the mandate, which was created under the authority of the Clean Air Act, requires the blending of renewable diesel fuels. Fuels produced from renewable feedstocks using the Rentech Process will qualify.
Government Incentives
In 2000, Congress designated domestically produced Fischer-Tropsch fuels made from natural gas as an alternative fuel under the Energy Policy Act of 1992. This act also designates liquid fuels derived from coal as an “alternative fuel.”
The “Safe, Accountable, Flexible, Efficient Transportation Equity Act: A Legacy for Users Act” (“SAFETEA-LU Act of 2005”) created a $0.50 per gallon tax credit for “any liquid derived by from coal” using the Fischer-Tropsch process. This credit was extended in the “Emergency Economic Stabilization Act of 2008” (“EESA 2008”) to the end of 2009, and modified to require the capture of 75% of the facility’s carbon dioxide emissions and allowed the credit to be claimed on aviation fuel. The EESA 2008 also extended the existing $1.00 per gallon tax credit for renewable diesel fuels to December 31, 2009, expanded it to include aviation fuel and created a credit for capture and sequestration of anthropogenic carbon dioxide (“CO2”) that is sequestered in the geological formations. The tax credit is $10 per ton for CO2 used for enhanced oil recovery and $20 per ton for CO2 injected in other geological formations.
The Energy Policy Act of 2005 (“EPACT 2005”) provides for tax credits, grants, loan guarantees and other incentives to stimulate coal gasification into Fischer-Tropsch fuels and chemicals. EPACT 2005 provides a 20% tax credit for qualifying gasification projects, including entities which produce chemicals, fertilizers, glass, steel, and forest products. In order to qualify for the tax credit, coal must comprise at least 90% of fuels required for “production of chemical feedstocks, liquid transportation fuels or co-production of electricity.” EPACT 2005 also authorizes grants for gasification and gasification co-production, which includes the production of Fischer-Tropsch fuels, fertilizer and electricity, as well as comprehensive loan guarantees for up to 80% of the project cost for deployment and commercialization of innovative technologies including gasification projects and gasifying coal to produce “ultra-clean premium fuels through Fischer-Tropsch process.” EPACT 2005 incentives may be used together with tax credits provided by the statute. We anticipate that our proposed projects may qualify for us to receive grants, loan guarantees and other incentives under EPACT 2005.
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

Acquisition of REMC
On April 26, 2006, we completed our acquisition of Royster-Clark Nitrogen, Inc. (subsequently renamed REMC) through a subsidiary for the purchase price of $50 million, plus an amount equal to net working capital of REMC, which was approximately $20 million. REMC owns the East Dubuque Plant which is capable of producing 830 tons per day of anhydrous ammonia from natural gas. Since the acquisition, the operation of the East Dubuque Plant has generated our principal revenues and cost of sales. We will continue to operate the East Dubuque Plant for the production of nitrogen fertilizer products.
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
The facility operates continuously, except for planned shutdowns for maintenance and efficiency improvements, and has historically operated at full capacity except for temporary cutbacks or shutdowns for maintenance or extraordinary market conditions. The facility can optimize the product mix according to swings in demand and pricing for its various products. During the fiscal year ended September 30, 2008, the facility produced approximately 1.15 million tons of these products, compared to approximately 1.03 million tons in the 12 month period ended September 30, 2007. Some products were sold as produced, and others were consumed in the production of upgraded nitrogen products. Final products shipped from the facility during the fiscal year ended September 30, 2008 totaled approximately 534,000 tons of ammonia and upgraded nitrogen products, compared to approximately 468,000 tons in the 12 month period ended September 30, 2007. Carbon dioxide shipments totaled approximately 109,000 tons and 103,000 tons in the 12 month periods ended September 30, 2008 and 2007, respectively.
The following table sets forth the East Dubuque Plant’s current rated production capacity for the listed nitrogen fertilizer products in tons per day.

Capacity
Plant	(Tons per Day)
Anhydrous Ammonia	830
UAN Blending	1,100
Ammonium nitrate	600
Urea synthesis	400
Urea granulation	140
Nitric acid (2 plants)	380
Carbon Dioxide (2 plants)	650
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

Ammonia contains 82% nitrogen by weight and is generally the least expensive form of fertilizer per pound of nitrogen. However, because it is a gas that must be kept under pressure or refrigerated, ammonia is more costly to store, ship and apply than other nitrogen fertilizer products and must be applied in the fall during cool weather after harvest, in the spring just before planting or as side dress after the plant emerges. When used as a fertilizer, ammonia must be injected into the soil by specialized equipment, and soil conditions can limit its application.
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
Carbon Dioxide.  Carbon dioxide is a co-manufactured gaseous product in the manufacture of ammonia (approximately 1.1 tons of CO2 per ton of ammonia). Most plants vent the gas from their ammonia production to the atmosphere. The East Dubuque Plant has developed a market for the CO2 produced through conversion to a purified food grade liquid carbon dioxide. The CO2 is purified, compressed and chilled to condensing conditions. It is stored as a saturated liquid for later sale to various industrial customers. The facility is a certified producer of food grade liquid CO2 for the soft drink industry. The facility has storage capacity of approximately 1,900 tons of CO2. Negotiated contract agreements for CO2 allow for regular shipment of CO2 throughout the year, so the current storage capacity is adequate.
Marketing and Distribution
On April 26, 2006, our subsidiary, Rentech Development Corporation, entered into a Distribution Agreement with Royster-Clark Resources, LLC, who then assigned the agreement to Agrium. Pursuant to the Distribution Agreement, Agrium is obligated to use commercially reasonable efforts to promote the sale of, and to solicit and secure orders from its customers for nitrogen fertilizer products comprising anhydrous ammonia, granular urea, UAN solutions and nitric acid and related nitrogen-based products manufactured at the East Dubuque Plant. Agrium purchases approximately 81% of nitrogen fertilizer products manufactured at the facility for prices negotiated in good faith to fill its orders. We must pay Agrium a commission for these services. The Company’s rights under the Distribution Agreement include the right to store specified amounts of its ammonia at Agrium’s ammonia terminal in Niota, Illinois for a monthly fee. CO2 is not sold to Agrium, but marketed by REMC, generally on a contract by contract basis.
Seasonality and Volatility
The fertilizer business is seasonal, based upon the planting, growing and harvesting cycles. Inventories must be accumulated to allow for uninterrupted customer deliveries, and require significant storage capacity. The accumulation of inventory to be available for seasonal sales is financed though operating cash flow and customer prepayments. This seasonality generally results in higher fertilizer prices during peak periods, with prices normally reaching their highest point in the spring, decreasing in the summer, and increasing again in the fall as depleted inventories are restored. Another seasonal factor affecting REMC is the ability to transport product via barges on the Mississippi River. During the winter, the Mississippi River cannot be used for transport due to river blockage from ice formations. The river closure affects how REMC can transport its products and can impact profitability due to differences in transportation costs. Fertilizer products are sold both on the spot market for immediate delivery and under forward sale contracts for future delivery at fixed prices. The terms of the forward sale contracts, including the percentage of the purchase price paid as a down payment, can vary from season to season. Variations in the proportion of product sold through forward sales, and variations in the terms of the forward sale contracts can increase the seasonal and year-to-year volatility of cash flows.

Nitrogen fertilizer price levels are influenced by world supply and demand for ammonia and nitrogen-based products. Long-term demand is affected by population growth and rising living standards that determine food consumption. Shorter-term demand is affected by world economic conditions and international trade decisions. Supply is affected by increasing worldwide capacity and the availability of nitrogen product imports from major producing regions and countries such as the former Soviet Union, the Middle East, South America and Trinidad. There continues to be industry cycles of expansion and reduction of production facilities in response to the changes in market prices of natural gas and the demand for nitrogen fertilizer products.
Raw Materials
The principal raw material used to produce manufactured nitrogen products is natural gas. REMC has historically purchased natural gas for use in the facility in the spot market, through the use of forward purchase contracts, or a combination of both. Forward purchase contracts have historically been used to lock in pricing for a portion of the facility’s natural gas requirements. These forward purchase contracts are generally either fixed-price or index-priced, short term in nature and for a fixed supply quantity. REMC is able to purchase natural gas at competitive prices due to its connection to the Northern Illinois Gas Company (“NICOR”) distribution system and its proximity to the Northern Natural Gas pipeline. Natural gas purchased and used in production was approximately 11.044 billion cubic feet and 9.019 billion cubic feet in the 12 month periods ended September 30, 2008 and September 30, 2007, respectively.
Natural gas prices have experienced significant fluctuations over the last few years. During 2008, natural gas prices spiked to near-record high prices. In prior years, natural gas prices trended down during 2007 and 2006 from record high prices in 2005. The price changes are driven by several supply factors, including the increasing overall demand for natural gas from industrial users, which is affected, in part, by the general conditions of the United States economy, and other factors. Seasonal fluctuations exist within each year resulting from various supply and demand factors, such as the severity of winter and its affect on the consumer demand for heating, and the severity of summer and its affect on industrial demand by utilities for electrical generation, among other factors. Natural gas has been purchased at fixed prices and at market index prices, which are subject to price volatility. Changes in levels of natural gas prices and market prices of nitrogen-based products can materially affect REMC’s financial position and results of operations.
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
Intellectual Property and Patents of the Company
We own 23 issued and 20 pending United States utility patents pertaining to the Rentech Process, which includes our proprietary Rentech Process, applications of our processes and the products produced, and the materials used in the Rentech Process. We also have 12 issued and 23 pending foreign patents.
Use of the Rentech Process requires use of our iron-based catalyst, which we have patented. Two of our patents include key elements of a process that improves the carbon conversion efficiency of the Rentech Process. We currently have several pending United States and foreign patent applications which claim improvements to certain aspects of the Rentech Process.

The term of a utility patent is generally 20 years from the date of filing an application with the United States Patent and Trademark Office (“USPTO”). If priority of an earlier application or applications is claimed, the term can end 20 years from the filing date of the earliest of such earlier applications. Patents that are in force on or that will issue on an application that is filed before June 8, 1995 have a term that is the greater of the “20 year term” noted above or 17 years from the patent grant. Our first patent matured from an application that was filed in 1992 and expires 17 years from grant. Our most recent applications were filed in 2008.
We have registered RENTECH® as a trademark and it is listed on the Primary Register of the USPTO. The use of RENTECH® as just the name, or with the stylized bubbles that is our corporate logo, will identify and distinguish our services from those of other companies. We have also filed trademark applications to register the RENTECH® mark in certain foreign jurisdictions. We have filed intent to use trademark applications domestically and in selected foreign jurisdictions for the marks RENJET™, RENCHEM™, RENDIESEL™ and RENFUEL™. These marks represent names under the Rentech brand that we intend to use for our products.
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

In addition, the engineering design and technical services we provide to our licensees are subject to governmental licensing requirements, which require that such services comply with certain professional standards and other requirements. We believe we have all required licenses to conduct our operations and are in substantial compliance with applicable regulatory requirements. However, the loss or revocation of any license or the limitation on any services thereunder could prevent us from conducting such services and could subject us to substantial fines. In addition, changes in these requirements (including those related to future climate change regulation) could adversely affect us.
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
We believe that the development of our technology positions us well to accelerate the commercial deployment of the Rentech Process. The Company’s deployment strategy includes both development of facilities and licensing of the Rentech Process. The development model involves Rentech developing, co-owning and operating biomass-fed, fossil-fed and a combination of biomass and fossil-fed synthetic fuels and chemicals facilities utilizing the Rentech Process. We believe we will be able to leverage into future projects the experience we gain through engineering, designing and constructing early facilities, thereby reducing the required capital and technical resources for each subsequent project. We intend to develop standard designs that are both replicable and scalable. The licensing model consists of licensing the Rentech Process to parties throughout the world for the development of facilities that produce synthetic fuels and/or specialty waxes and chemicals, thereby expanding the deployment opportunities for our technology.
Employees and Labor Relations
As of December 1, 2008, we had approximately 155 non-unionized and salaried employees, and approximately 91 unionized employees. We believe that we have good relations with our employees. Our subsidiary REMC has one labor contract in place covering the unionized employees. This contract was renewed for a six year term in October 2006. Neither the Company nor any of its subsidiaries, including REMC, have experienced work stoppages in the recent past.
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
Our liquidity and capital resources are limited. At September 30, 2008, we had working capital (current assets in excess of current liabilities) of $15,479,000, compared to working capital of $37,961,000 at September 30, 2007. We must raise substantial additional capital, not only to execute our business plan of commercializing and licensing the Rentech Process and developing commercial scale alternative fuels plants such as the Natchez Project, but also to continue our operations after existing funds are exhausted.
Based on current market conditions, we believe that our currently available cash and anticipated cash flows generated by the operation of REMC will be sufficient to meet our working capital needs for fiscal 2009, if our lenders agree to modify certain covenants relating to the Senior Credit Agreement. We believe, but can offer no assurance, that our efforts to modify our covenants will be successful or that REMC’s cash flow for the fiscal year will achieve the level we currently expect. Further, we may incur substantial fees in the form of cash or shares of common stock to achieve the required covenant modifications. In the absence of adequate modifications to our covenants, we would need to raise additional capital to fund our liquidity needs for fiscal year 2009. Recently, credit and equity markets have experienced extreme uncertainty and access to capital markets has been very difficult or impossible. Our failure to raise additional capital when needed would have a material adverse effect on our results of operations, liquidity and cash flows and our ability to execute our business plan.
We have never operated at a profit. If we do not achieve significant amounts of additional revenues and become profitable, we may be unable to continue our operations.
We have a history of operating losses and have never operated at a profit. From our inception on December 18, 1981 through September 30, 2008, we have incurred losses in the amount of $255,260,000. During the fiscal year ended September 30, 2008, we had a net loss of $62,887,000. If we do not achieve significant amounts of additional revenues and operate at a profit in the future, we may be unable to continue our operations at their current level. Ultimately, our ability to remain in business will depend upon earning a profit from commercialization of the Rentech Process. We have not been able to achieve sustained commercial use of the technology as of this time. Failure to do so would have a material adverse effect on our financial position, results of operations and prospects.
REMC’s operations may not be profitable and may require substantial working capital financing.
During fiscal 2008 and 2007, REMC generated positive income from operations and contributed positive cash flow from operations. However, during fiscal 2006, REMC operated at a net loss, but provided positive cash flow from operations and in prior years the nitrogen fertilizer facility sustained losses and negative cash flows from operations. The loss in fiscal 2006, was the result, among other things, of very difficult market conditions in its industry, and of rapidly rising costs of the natural gas feedstock and energy required to produce nitrogen fertilizers. REMC’s business is extremely seasonal, with the result that working capital requirements in its off season are substantial. If we are not able to operate the East Dubuque Plant at a profit or if we are not able to access a sufficient amount of additional financing for working capital, our business, financial condition and results of operations would be materially adversely affected.
We have substantial secured debt and our Senior Credit Agreement includes restrictive covenants that could limit our flexibility in obtaining additional financing and impair our ability to operate our business.
REMC has a Senior Credit Agreement which has outstanding principal borrowings of $53,000,000 as of September 30, 2008. The obligations under the Senior Credit Agreement are secured by substantially all of our assets and the assets of most of our subsidiaries, including a pledge of the East Dubuque Plant and a pledge of the equity interests in most of our subsidiaries. If we fail to meet our payment obligations or otherwise default under the Senior Credit Agreement, our lenders will have the right to accelerate the indebtedness and exercise other rights and remedies against us, including initiating a bankruptcy or liquidation proceeding or repossessing and foreclosing upon the assets that serve as collateral. The Credit Agreement imposes various restrictions and covenants on us, which could impair our ability to respond to changing business conditions that may affect our financial condition and liquidity, such as:
•	limiting our ability to obtain additional debt financing or make needed capital expenditures without restructuring the covenants in our existing indebtedness;

•	requiring prepayments of principal and interest under the Senior Credit Agreement in an amount equal to distributions and loans made by REMC to its shareholders, including Rentech;

•	limiting our ability to respond to changing business, industry and economic conditions and to withstand competitive pressures, which may affect our financial condition;

•	incurring higher interest expense in the event of increases in the Senior Credit Agreement’s variable interest rates;

•	limiting our ability to make investments, dispose of assets, pay cash dividends or repurchase stock;

•	restricting our business or operations, compared to the business and operations of competitors with less debt or greater resources; and

•	subjecting us to financial and other restrictive covenants in our indebtedness, which a failure to comply with could result in an event of default.
We do not expect our historical operating results to be indicative of future performance.
Historically, our business focused on the development and licensing of our technology. The business of our former wholly-owned subsidiary, Petroleum Mud Logging (“PML”), which we sold in 2006, provided well logging services to the oil and gas industry, and other operations. In the future, we expect to continue to operate the East Dubuque Plant, develop synthetic fuels production facilities using the Rentech Process, and license our technology. We expect to finance a substantial part of the cost of these projects with indebtedness and the sale of equity securities. Some of the securities to be offered will not be registered under the Securities Act of 1933, and may not be offered or sold in the United States absent an available exemption from registration. Accordingly, our operating expenses, interest expense, and depreciation and amortization are all expected to increase materially if we continue to develop such projects and affect such financings. As a result, we do not expect that historical operating results will be indicative of future performance.
Recent disruptions in the global markets and unstable economic conditions have made it more difficult for companies to secure financing. If we are unable to access financing on terms and at a time acceptable to us for any reason, it could have a material adverse effect on our operations, financial condition and liquidity.
Our ability to obtain any financing, whether through the issuance of new equity or debt securities or otherwise, and the terms of any such financing are dependent on, among other things, our financial condition, financial market conditions within our industry and generally, credit ratings and numerous other factors. In the U.S., recent market and economic conditions have been unprecedented and challenging with tighter credit conditions and slower growth. Throughout fiscal 2008, continued concerns about the systemic impact of inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining real estate market in the U.S. have contributed to increased market volatility and diminished expectations for the U.S. economy. Added concerns fueled by the federal government conservatorship of the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association, the declared bankruptcy of Lehman Brothers Holdings Inc., the U.S. government provided loan to American International Group Inc. and other federal government interventions in the U.S. credit markets lead to increased market uncertainty and instability in both domestic and international capital and credit markets. These conditions, combined with volatile oil prices, declining business and consumer confidence and increased unemployment have in recent weeks subsequent to the end of fiscal year 2008 contributed to volatility of unprecedented levels.
As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has lead many lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers. Continued turbulence in the U.S. and international markets and economies may adversely affect our liquidity and financial condition. If these market conditions continue, they may limit our ability to timely replace maturing liabilities, and access the capital markets or other sources of financing to meet liquidity needs, resulting in material adverse effects on our operations, financial condition and liquidity.

The investment portfolio for our available for sale securities includes investments in auction rate securities. Negative conditions in the global credit markets have impaired the liquidity of a portion of our investment portfolio and required us to adjust the carrying value of our investment through an impairment of earnings. Further impairments may occur in the future.
Our available for sale securities consist of auction rate securities and government agency securities. An auction rate security is a debt instrument with a long-term maturity and an interest rate that is reset in short intervals through auctions. The recent conditions in the global credit markets have prevented us and other investors from liquidating holdings of auction rate securities because the amount of securities submitted for sale exceeded the amount of purchase orders for such securities. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature.
As of September 30, 2008, a market for auction rate securities was not operating and the current custodian of the portfolio does not have a pricing model for these securities. As of September 30, 2008, the Company performed an impairment evaluation on the portfolio and as a result of the impairment and valuation analysis, we estimated the fair value of our available for sale securities at $6.0 million. We also recorded an other-than-temporary impairment of the available for sale securities of $3.0 million for the excess of the book value of the portfolio over the estimated value of the portfolio. Refer to Note 5 to the Consolidated Financial Statements for more information. We believe that we will be able to liquidate our available for sale securities without further significant loss, however, it could take until the final maturity of the underlying notes to realize our security’s recorded value. The Company will re-analyze the value of the portfolio as appropriate for changes in market and/or other conditions.
We have disclosed a material weakness in our internal control over financial reporting with regard to the preparation of purchase orders for equipment and services ordered for the PDU, which could adversely affect our business, our prospects, any new financing or the valuation of our common stock .
Management identified a material weakness in our internal control over financial reporting for the period ended September 30, 2008. For a discussion of our internal control over financial reporting and a description of the identified material weakness, see Item 9A, “Controls and Procedures.”
The Public Company Accounting Oversight Board’s Auditing Standard No. 5 defines a material weakness as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Although our management has implemented or intends to implement certain procedures to strengthen our internal controls, a material weakness in our internal control over financial reporting could adversely impact our ability to provide timely and accurate financial information. If we are unsuccessful in implementing or following our remediation plan, we may not be able to accurately report our financial condition, results of operations or cash flows or maintain effective internal control over financial reporting. If we are unable to report financial information timely and accurately or to maintain effective disclosure controls and procedures, we could be subject to, among other things, regulatory or enforcement actions by the SEC and the New York Stock Exchange, including a delisting from the NYSE Alternext US, securities litigation and a general loss of investor confidence, any one of which could adversely affect our business, our prospects, any new financing, or the valuation of our common stock.
Risks Related to the Rentech Process
We and our licensees may be unable to successfully implement use of the Rentech Process at commercial scale synthetic fuels plants.
A variety of results necessary for successful operation of the Rentech Process could fail to occur at a commercial plant. Results that could cause commercial scale synthetic fuels plants to be unsuccessful, and require design revisions, include:
•	higher than anticipated capital and operating costs to design, construct or reconfigure and operate a plant using the Rentech Process;

•
reaction activity different than that demonstrated in laboratory and pilot plant operations, which could increase the amount of catalyst or number of reactors required to convert synthesis gas into hydrocarbons;

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
If any of the foregoing were to occur, our capital and operating costs would increase. In addition, our projects or those of our licensees could experience mechanical difficulties, either related or unrelated to elements of the Rentech Process. Our failure to construct and operate a commercial scale synthetic fuels plant based on the Rentech Process could materially and adversely affect our business, results of operation, financial condition and prospects.

Our receipt of revenues from licensees is dependent on their ability to successfully develop, construct and operate synthetic fuels plants using the Rentech Process.
We market licenses for use of the Rentech Process, and have one licensee at this time — the Master License Agreement we entered into with DKRW-AF and Site License Agreement with its wholly-owned subsidiary, MBFP, in January 2006. Under the license agreements, a licensee would be responsible for, among other things, obtaining governmental approvals and permits and sufficient financing for the large capital expenditures required to build a plant utilizing the Rentech Process. The ability of any licensee to accomplish these requirements, and the efforts, resources and timing schedules to be applied by a licensee, will be controlled by the licensee. Whether licensees are willing to expend the resources necessary to construct synthetic fuels plant(s) using the Rentech Process will depend on a variety of factors outside of our control, including the prevailing price outlook for crude oil, natural gas, coal, petroleum coke and refined products. We anticipate that our license agreements may generally be terminated by the licensee with cause. Furthermore, our potential licensees may not be restricted from pursuing alternative synthetic fuels technologies on their own or in collaboration with others, including our competitors, for projects other than the ones we might license in the future.
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
As is typical in the case of unfamiliar and/or rapidly evolving technologies, demand and industry acceptance of the Rentech Process is highly uncertain. Historically, most applications of FT processes have not produced fuels that were economical compared to the price of conventional fuel sources. Failure by the industry to accept the Rentech Process, whether due to unsuccessful use, results that are not economical, the novelty of our technology, the lower price of alternatively sourced fuels, or for other reasons, or if acceptance develops more slowly than expected, would materially and adversely affect our business, operating results, financial condition and prospects.
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
Our success depends in part on the continued successful operation of the PDU.
Construction, commissioning and start-up of our PDU was completed in the summer of 2008 and since completion, the PDU has been producing alternative fuels in campaigns. Our success in designing, constructing and operating the PDU is essential to our successful deployment of the Rentech Process. However, a variety of results necessary for successful operation of our Rentech Process could fail to be demonstrated by the PDU. In addition, our PDU could experience mechanical difficulties related or unrelated to the Rentech Process. If we are not able to successfully operate the PDU utilizing the Rentech Process, this may cause a delay in our development of projects utilizing our Rentech Process, which would have a material adverse effect on our business, financial condition, results of operations and prospects and which may restrict our ability to obtain any further licensing agreements with third parties as well as potential offtake agreements.
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

Risks Related to Possible Inability to Complete Project Developments and the Financing Required for Construction and Subsequent Operation
We are pursuing alternative fuels projects, including at the Natchez Project, that will involve substantial expense and risk.
We are pursuing opportunities to develop alternative fuels projects, however we do not have the financing for any of these projects. Moreover, the pursuit of such opportunities requires that we incur material expenses, including for financial, legal and other advisors, whether or not our efforts are successful. Our pursuit of any of these alternative fuel projects involves significant risks, and our failure to successfully develop these projects, or failure to operate them successfully after we have developed them, could have a material adverse effect on our financial position, results of operations and prospects.
The construction of a commercial scale project that utilizes the Rentech Process and the development of other alternative fuel projects will require several years and substantial financing, and may not be successful.
The engineering, design, procurement of materials, and construction necessary to build a commercial scale alternative fuels production project that utilizes the Rentech Process is currently estimated to cost hundreds of millions of dollars for a smaller scale plant and up to billions of dollars for a larger facility. Furthermore, we estimate that it will take at least 2 to 3 years to construct a commercial scale facility, such time depending upon many factors, particularly the size of the project. We cannot make assurances that we will be able to obtain this financing at all, or in the time required, and our failure to do so would prevent us from implementing our business plan as expected. Further, acquisition and development of other alternative fuels projects could involve comparable or greater time commitments of capital, time and other resources. Moreover, we have never undertaken any such projects, and the duration, cost, and eventual success of our efforts are all uncertain.
We may not be able to successfully negotiate and execute the engineering, procurement and construction contracts with construction and other vendors necessary for our development projects.
Construction of our proposed plant in Adams County, Mississippi and the development of other projects will require that we identify and arrive at acceptable contracts with construction and other vendors. Among these contracts required for development of a project may be an engineering, procurement and construction (“EPC”) contract that we seek to enter into with a prime contractor and with terms satisfactory to lenders in the project finance market. We cannot assure that we will be able to enter into such contracts on acceptable terms or at all, and our failure to do so would generally limit our access to project finance lenders who require that an acceptable EPC contract be in place before funding a project. If we are unable to enter into acceptable contracts with construction and other vendors related to our projects in the future, we would not be able to implement our business plan as expected and we would be materially adversely affected.
If we do not receive funds from additional financing or other sources of working capital for our business activities and future transactions, we will not be able to execute our business plan.
We need additional financing to maintain our operations, and substantially increased financing, revenues and cash flow to accomplish our goal of developing, converting or building process plants. We will continue to expend substantial funds to research and develop our technologies, to market licenses of the Rentech Process, and to develop commercial scale synthetic fuels plants. We intend to finance the development of plants primarily through non-recourse debt financing and equity issuances at the project level. Additionally, we might obtain additional funds through joint ventures or other collaborative arrangements, and through debt and equity financing in the capital markets.
Financing for our projects may not be available when needed or on terms acceptable or favorable to us. In addition, we expect that definitive agreements with equity and debt participants in our capital projects will include conditions to funding, many of which could be outside our control. If we cannot obtain sufficient funds, we may be required to reduce, delay or eliminate expenditures for our business activities (including efforts to acquire or develop process plants) and we may not be able to execute our business plan.
The volatility in the price for certain commodities that we may purchase in the open market to use as feedstock and the price for oil used to create petroleum derived fuels could adversely affect our ability to develop, build and operate commercial scale synthetic fuels plants or our ability to license our technology.
The prices of commodities, such as petroleum coke or coal that we might use as feedstock in a commercial scale projects are subject to fluctuations due to a variety of factors that are beyond our control. Additionally, there is no commodities market for biomass, so its cost will vary depending upon numerous factors which we are unable to predict, but we anticipate will include, availability of the feedstock, costs of production of the feedstock and transportation costs. An increase in the price of commodities or a high cost for biomass which we may need to operate our projects could adversely affect our ability to develop, build and operate commercial scale synthetic fuels plants or our ability to license our technology.

Additionally, the extreme volatility in the cost of crude results in significant variances in the market price of petroleum based fuels. For instance, during fiscal 2008, the price of crude per barrel fluctuated from approximately $80, up to a high of $145, and has dipped to as low as approximately $40 so far in fiscal 2009. As crude prices rose and fell, so did the price of gasoline and other petroleum derived products. The price at which we can sell our synthetic fuels will be dependent upon the market price for petroleum based fuels despite the fact that our costs of feedstock may or may not correspond to the cost of crude. This discrepancy in cost may negatively impact our ability to develop, build and operate commercial scale synthetic fuels plants or our ability to license our technology.
The level of indebtedness we expect to incur could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations.
As of September 30, 2008, our total indebtedness was $115.6 million. The construction of a commercial scale synthetic fuels project is currently estimated to cost millions of dollars for a smaller scale plant and up to billions of dollars for a larger facility. Any size commercial scale synthetic fuels project will require us to raise a significant amount of additional capital to finance the project. If we undertake additional projects, significant additional indebtedness may be required.
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
As of September 30, 2008, we had approximately $127 million of tax net operating loss carryforwards. Realization of any benefit from our tax net operating losses is dependent on: (1) our ability to generate future taxable income and (2) the absence of certain future “ownership changes” of our common stock. An “ownership change,” as defined in the applicable federal income tax rules, would place significant limitations, on an annual basis, on the use of such net operating losses to offset any future taxable income we may generate. Such limitations, in conjunction with the net operating loss expiration provisions, could effectively eliminate our ability to use a substantial portion of our net operating losses to offset any future taxable income.
It is likely that we have incurred one or more “ownership changes” in the past, in which case our ability to use our net operating losses would be limited. In addition, the issuance of shares of our common stock could cause an “ownership change” which would also limit our ability to use our net operating losses. Other issuances of shares of our common stock which could cause an “ownership change” include the issuance of shares of common stock upon future conversion or exercise of outstanding options and warrants. In this regard, we contemplate that we would need to issue a substantial amount of additional shares of our common stock (or securities convertible into or exercisable or exchangeable for common stock) in connection with our proposed plans to finance the commercialization of the Rentech Process and the implementation of our business plan.

Risks Related to Our Operations of Plants
A reduction in government incentives for FT fuels, or the relaxation of clean air requirements, could materially reduce the demand for FT fuels or the Rentech Process.
Federal law provides incentives for FT fuels, and technologies that produce the FT fuels, such as the Rentech Process. For instance, the EPACT 2005 provides for tax credits, grants, loan guarantees and other incentives to stimulate coal gasification to Fischer-Tropsch fuels and chemicals. The Highway Act also provides a $0.50 per gallon fuel excise tax credit for FT fuels from coal. The Emergency Stabilization Act (the “ESA”) provides credits for CTL-based fuels and credits for carbon dioxide captured for enhanced oil recovery. We anticipate that our proposed projects may qualify for us to receive the incentives under EPACT 2005 and the ESA, and that FT fuels produced with the Rentech Process would qualify for the Highway Act’s tax credit. In addition, certain federal regulations that restrict air pollution provide an incentive for the use of FT fuels because they comply with the regulations in cases where conventional fuels might not. Changes in federal law or policy could result in a reduction or elimination in the incentives that apply to us or our ability to take advantage of them, or a relaxation of the requirements with respect to air pollutants created by conventional fuels. As a result, the reduction or elimination of government incentives or the relaxation of air pollution requirements could have a material adverse effect on our financial condition, results of operations and prospects.
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
The application of the Rentech Process in synthetic fuel projects often relies on coal gasification technology to create the syngas that is used to produce FT fuels and other hydrocarbon products. Coal gasification breaks down coal into its components by subjecting it to high temperature and pressure, using steam and measured amounts of oxygen, which leads to the production of gaseous compounds, including CO2. Although the United States does not currently maintain comprehensive regulation of CO2 emissions, various legislative and regulatory measures to address green house gas emissions (such as CO2) are currently in various phases of discussion or implementation. These include the Kyoto Protocol as well as proposed federal legislation and state actions to develop statewide or regional programs, each of which have imposed or would impose reductions in green house gas emissions. Although the United States has not ratified the emissions standards called for under the Kyoto Protocol, or adopted other comprehensive regulations for green has gas emissions, the Kyoto Protocol’s specific emission targets for the United States would require the reduction of greenhouse gas emissions to 93% of 1990 levels over a five-year budget period from 2008 through 2012. Future restrictions on green house gas emissions could result in increased costs or liabilities associated with complying with such restrictions, or materially reduce the demand for FT fuels and the Rentech Process which, in turn, could have a material adverse effect on our business, financial condition, results of operations or prospects.
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
Our operation of the East Dubuque Plant with natural gas as the feedstock exposes us to market risk due to increases in natural gas prices. During 2008, natural gas prices spiked to near-record high prices. In prior years, natural gas prices trended down during 2007 and 2006 from record high prices in 2005. This was due to various supply and demand factors, including the increasing overall demand for natural gas from industrial users, which is affected, in part, by the general conditions of the United States economy, and other factors. The profitability of operating the facility is significantly dependent on the cost of natural gas as feedstock and the facility has operated in the past, and may operate in the future, at a net loss. Since we expect to purchase natural gas for use in the plant on the spot market we remain susceptible to fluctuations in the price of natural gas. We expect to also use short-term, fixed supply, fixed price forward purchase contracts to lock in pricing for a portion of our natural gas requirements. These may not protect us from increases in the cost of our feedstock. A hypothetical increase of $0.10 per MMBTU of natural gas could increase the cost to produce one ton of ammonia by approximately $3.50. Higher than anticipated costs for the catalyst and other materials used at the East Dubuque Plant could also adversely affect operating results. These increased costs could materially and adversely affect our business, results of operations, financial condition and prospects.
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
Sales of nitrogen fertilizer products from the East Dubuque Plant are seasonal, based upon the planting, growing and harvesting cycles. Most of the East Dubuque Plant’s annual sales have occurred between March and July of each year due to the condensed nature of the planting season. Since interim period operating results reflect the seasonal nature of our business, they are not indicative of results expected for the full fiscal year. In addition, quarterly results can vary significantly from one year to the next due primarily to weather-related shifts in planting schedules and purchase patterns. We expect to incur substantial expenditures for fixed costs for the East Dubuque Plant throughout the year and substantial expenditures for inventory in advance of the spring planting season. Seasonality also relates to the limited windows of opportunity that nitrogen fertilizer customers have to complete required tasks at each stage of crop cultivation. Should events such as adverse weather or transportation interruptions occur during these seasonal windows, we would face the possibility of reduced revenue without the opportunity to recover until the following season. In addition, because of the seasonality of agriculture, we expect to face the risk of significant inventory carrying costs should our customers’ activities be curtailed during their normal seasons. The seasonality can negatively impact accounts receivable collections and bad debt. In addition, variations in the proportion of product sold through forward sales, and variations in the terms of the forward sales contracts can affect working capital requirements, and increase the seasonal and year-to-year volatility of cash flows.
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
As of September 30, 2008, there were 166.7 million shares of our common stock outstanding. As of that date, we also had an aggregate of 32.2 million shares of common stock that may be issued upon exercise or conversion of outstanding convertible notes, restricted stock units, options and warrants. During fiscal 2008, sales of common stock were minimal. During fiscal 2007, the Company sold and issued 20.1 million shares of common stock along with warrants to purchase 4.0 million shares of common stock through a registered direct offering to selected institutional investors under the Company’s existing shelf registration statements. During fiscal 2006, we issued an aggregate of 18.4 million shares of our common stock and $57,500,000 in convertible senior notes, which are initially convertible for up to 14.3 million shares of our common stock upon the satisfaction of certain conditions.
In addition, we have one shelf registration statement covering $19,186,000 aggregate offering price of securities (up to all of which could be issued as shares of common stock) for issuance in future financing transactions. The shelf registration statement is scheduled to expire on March 30, 2009 which is the end of a three year period from the initial effective date.
We expect the sale of common stock and common stock equivalents in material amounts will be necessary to finance the progress of our business plan and operations. Certain holders of our securities have, and certain future holders are expected to be granted, rights to participate in or to require us to file registration statements with the SEC for resale of common stock.
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
The market price of the Company’s common stock may decline.
The market price of our stock may decline for a number of reasons, including if:
•	the construction of a commercial scale synthetic fuels plant, including the Natchez Project, or other process plants is not completed in a timely, economical and efficient manner;

•
the construction of a commercial scale synthetic fuels plant, including the Natchez Project or other process plants does not yield the expected benefits to our revenues as rapidly or to the extent that may be anticipated by financial or industry analysts, stockholders or other investors;

•
the effect of the construction of a commercial scale synthetic fuels plant, including the Natchez Project or other process plants on our consolidated financial statements is not consistent with the expectations of financial or industry analysts, stockholders or other investors;

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
Product Demonstration Unit Properties
We own the site located in the Commerce City, Colorado where we have constructed our PDU. The site consists of 17 acres located in an industrial area adjacent to a rail line and an interstate highway. Approximately 11 acres of the site are available for other uses. We completed construction of a building on the PDU site during fiscal 2007 at a total cost of approximately $3,074,000. The 12,170 square foot building is primarily used for laboratory and maintenance functions supporting the PDU. We also lease an industrial site that is located adjacent to the PDU site. The 2 1/2 acre site includes a single building of 3,328 square feet and is used for the storage and maintenance of construction equipment.
Natchez Project Property
On June 2, 2008, a subsidiary of the Company acquired the land and all of the remaining assets of a former paper manufacturing site near Natchez, Mississippi for a purchase price of approximately $9.5 million. The 478 acre site includes various buildings, land improvements and equipment. We intend to use the site for the Natchez Project.
Office Leases
Our executive offices are located in Los Angeles, California, and consist of 8,999 square feet of office space. The lease expires in June 2010. Total rent was approximately $433,000 during fiscal 2008. We believe that our existing space is adequate to meet our current needs and to accommodate anticipated growth.
Our other principal leased offices are located in Denver, Colorado, and consist of 7,885 square feet of office space. The lease expires in October 2009 and includes an option to extend for another five-year term. Total rent was approximately $152,000 during fiscal 2008.
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
Our common stock is traded on the NYSE Alternext US under the symbol RTK. The following table sets forth the range of high and low closing prices for the common stock as reported by NYSE Alternext. The quotations reflect inter-dealer prices, without adjustment for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

Fiscal Year Ended September 30, 2008	High	Low
First Quarter, ended Dec. 31, 2007	$2.37	$1.75
Second Quarter, ended Mar. 31, 2008	$1.72	$0.83
Third Quarter, ended Jun. 30, 2008	$2.41	$0.90
Fourth Quarter, ended Sep. 30, 2008	$2.43	$1.25

Fiscal Year Ended September 30, 2007	High	Low
First Quarter, ended Dec. 31, 2006	$4.53	$3.56
Second Quarter, ended Mar. 31, 2007	$3.95	$2.00
Third Quarter, ended Jun. 30, 2007	$3.20	$2.20
Fourth Quarter, ended Sep. 30, 2007	$2.64	$1.90

Fiscal Year Ended September 30, 2006	High	Low
First Quarter, ended Dec. 31, 2005	$4.16	$2.33
Second Quarter, ended Mar. 31, 2006	$5.32	$3.72
Third Quarter, ended Jun. 30, 2006	$5.07	$3.35
Fourth Quarter, ended Sep. 30, 2006	$5.24	$4.12
The approximate number of shareholders of record of our common stock as of December 10, 2008 was 499. Based upon the securities position listings maintained for our common stock by registered clearing agencies, we estimate the number of beneficial owners is not less than 14,400.
We have never paid cash dividends on our common stock. We currently expect that we will retain future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.
Company Purchases of Equity Securities
There were no purchases by the Company of registered equity securities during the fiscal year ended September 30, 2008 pursuant to Section 12 of the Exchange Act.

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
Rentech, Inc. and Subsidiaries

	Years Ended September 30,
	2008	2007	2006	2005	2004
	(Thousands, except per share data)
CONSOLIDATED STATEMENT OF OPERATIONS DATA
Revenues	$210,971	$132,320	$44,517	$589	$984
Cost of Sales	$160,425	$116,567	$44,077	$617	$679
Gross Profit	$50,546	$15,753	$440	$(28)	$305
Research and Development Expense	$64,477	$43,127	$12,054	$496	$749
Loss from Continuing Operations	$(62,978)	$(94,867)	$(39,912)	$(15,615)	$(7,087)
Net Loss (1)	$(62,887)	$(91,717)	$(38,647)	$(14,359)	$(7,211)
Loss Applicable to Common Stockholders (2)	$(62,887)	$(91,717)	$(38,722)	$(23,700)	$(7,211)

BASIC AND DILUTED LOSS PER SHARE (3)
Loss from Continuing Operations Per Common Share (1)	$(.381)	$(.627)	$(.314)	$(.269)	$(.083)
Loss Per Common Share (2)	$(.380)	$(.606)	$(.304)	$(.255)	$(.084)

CONSOLIDATED BALANCE SHEET DATA
Working Capital	$15,479	$37,961	$65,316	$32,031	$(1,267)
Construction in Progress	$19,548	$4,192	$3,916	$—	$—
Total Assets	$256,640	$183,063	$150,686	$43,492	$9,379
Total Long-Term Liabilities	$118,787	$65,728	$58,135	$2,850	$3,019
Total Liabilities	$269,729	$140,351	$74,101	$9,221	$6,341
Accumulated Deficit (4)	$(255,260)	$(192,373)	$(100,658)	$(62,009)	$(47,650)

(1)	Excludes dividends of $0, $0, $75, $9,341, and $0 for years ended September 30, 2008, 2007, 2006, 2005 and 2004, respectively.

(2)	Includes dividends of $0, $0, $75, $9,341, and $0 for years ended September 30, 2008, 2007, 2006, 2005 and 2004, respectively.

(3)
The weighted average number of basic and dilutive shares of common stock outstanding during the years ended September 30, 2008, 2007, 2006, 2005 and 2004 were approximately 165,480,000, 151,356,000, 127,174,000, 92,919,000 and 85,933,000, respectively.

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
For information concerning our business, see Item 1 — Business, and Item 1a — Risk Factors.
OVERVIEW OF OUR FINANCIAL CONDITION, LIQUIDITY, AND RESULTS OF OPERATIONS
At September 30, 2008, we had working capital of $15,479,000. Historically, for working capital we have relied upon sales of our equity securities and borrowings. We have a history of operating losses, have never operated at a profit, and for the year ended September 30, 2008, had a net loss of $62,887,000, which included a loss from the impairment of construction in progress assets of $9,482,000 and a loss from the impairment of investments of $3,011,000.
Based on current market conditions, we believe that our liquidity needs for fiscal year 2009 can be met from the cash generated by REMC if our lenders agree to modify certain covenants relating to the Senior Credit Agreement. We believe that such modifications are achievable, based on our assurances from those lenders. However, we may incur substantial fees in the form of cash or shares of common stock to achieve the required covenant modifications. In the absence of adequate modifications to our covenants, we would need to raise additional capital to fund our liquidity needs for fiscal year 2009 including to operate the PDU, to pay for research and development of the Rentech Process, to pay for costs for continued development of commercial projects, including our Natchez Project, and to fund Rentech’s working capital needs.
We believe that our currently available cash and anticipated cash flows from operations will be sufficient to meet our working capital needs for fiscal 2009, if we achieve modifications to our covenants. We believe, but can offer no assurance, that our efforts to modify our covenants will be successful, or that REMC’s cash flow for the fiscal year will achieve the level we currently expect. Recently, credit and equity markets have experienced extreme uncertainty and access to capital markets has been very difficult or impossible. Our failure to raise additional capital when needed would have a material adverse effect on our results of operations, liquidity and cash flows and our ability to execute our business plan.
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

Certain product sales occur under product prepayment contracts which require payment in advance of delivery. The Company records a liability for deferred revenue upon execution of product prepayment contracts, which create obligations for delivery of product within a specified period of time in the future. The Company also records a product prepayment contract receivable upon execution of the contract until the related cash payment is received. The Company recognizes revenue related to the product prepayment contracts and relieves the liability for deferred revenue when products are shipped. A significant portion of the revenue recognized during any period may be related to prepayment contracts, for which cash may have been collected during an earlier period, with the result that a significant portion of revenue recognized during a period may not generate cash receipts during that period.
Natural gas, though not purchased for the purpose of resale, occasionally is sold under certain circumstances. Natural gas is sold when contracted quantities received are in excess of production and storage capacities, in which case the sales price is recorded in product sales and the related cost is recorded in cost of sales. Natural gas is also sold with a simultaneous gas purchase in order to receive a benefit that reduces raw material cost, in which case the net of the sales price and the related cost of sales are recorded within cost of sales.
Technical service revenues from our alternative fuels segment are recognized as the services are provided during each month. Revenues from feasibility studies are recognized based on the terms of the services contract.
Rental income from our alternative fuels segment is recognized monthly as per the lease agreement, and is included in the alternative fuels segment as a part of service revenues.
Inventories. Our inventory is stated at the lower of cost or estimated net realizable value. The cost of inventories is determined using the first-in first-out method. We perform an analysis on at least a quarterly basis of our inventory balances to determine if the carrying amount of inventories exceeds their net realizable value. The analysis of estimated net realizable value is based on customer orders, market trends and historical pricing. If the carrying amount exceeds the estimated net realizable value, the carrying amount is reduced to the estimated net realizable value. We allocate fixed production overhead costs based on the normal capacity of our production facilities. For more information, refer to Note 7 to the Consolidated Financial Statements.
Valuation of Financial Instruments, Long-Lived Assets and Intangible Assets. We assess the realizable value of financial instruments, long-lived assets and intangible assets for potential impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In assessing the recoverability of our assets, we make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. As applicable, we make assumptions regarding the useful lives of the assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets. For more information, refer to Note 5 and Note 8 to the Consolidated Financial Statements.
Stock Based Compensation. We adhere to the provisions of SFAS 123(R) using the modified-prospective transition method. Under this method, all stock based compensation awards granted subsequent to September 30, 2005 are included in compensation expense based on grant-date fair value estimated in accordance with the provisions of SFAS 123(R) and the recommendations of SAB 107. We use the Black-Scholes valuation model to value the equity instruments issued. The Black-Scholes valuation model uses assumptions of expected volatility, risk-free interest rates, the expected term of options granted, expected rates of dividends and forfeitures. Management determines these assumptions by reviewing current market rates, making industry comparisons and reviewing conditions relevant to our Company. Refer to Note 15 to the Consolidated Financial Statements.
Deferred Income Taxes. We have provided a full valuation reserve related to our substantial deferred tax assets. In the future, if sufficient evidence of our ability to generate sufficient future taxable income in certain tax jurisdictions becomes apparent, we may be required to reduce this valuation allowance, resulting in income tax benefits in our consolidated statement of operations. We evaluate our ability to utilize the deferred tax assets annually and assess the need for the valuation allowance. Refer to Note 18 to the Consolidated Financial Statements.

RESULTS OF OPERATIONS
More detailed information about our consolidated financial statements is provided in the following portions of this section. Fiscal 2008 was the second full fiscal year with results of operations from REMC. REMC owns and operates our natural gas-fed nitrogen fertilizer plant in East Dubuque, Illinois that we acquired on April 26, 2006. REMC’s results have been included in Rentech’s consolidated results since the acquisition date. The operating results of Rentech for the fiscal year ended September 30, 2008, as compared to the fiscal year ended September 30, 2007 were significantly impacted by the market prices for the nitrogen fertilizer products it manufactures and for natural gas, the primary raw material. The fiscal year ended September 30, 2008 was the second year with significant costs incurred for research and development expenditures due to completion of the construction and subsequent operation of the PDU. The following discussions should be read in conjunction with our consolidated financial statements and the notes thereto.
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
The following table provides revenues, operating income (loss) from operations and net loss applicable to common stockholders by each of our business segments for the years ended September 30, 2008, 2007, and 2006.

	For the Years Ended September 30,
	2008	2007	2006
	(Thousands)
Revenues:
Nitrogen products manufacturing	$210,293	$131,816	$44,398
Alternative fuels	678	504	119

Total revenues	$210,971	$132,320	$44,517

Operating income (loss):
Nitrogen products manufacturing	$46,731	$13,222	$(1,320)
Alternative fuels	(103,207)	(107,685)	(38,099)

Total operating loss	$(56,476)	$(94,463)	$(39,419)

Net income (loss) applicable to common stockholders:
Nitrogen products manufacturing	$44,952	$11,869	$(1,482)
Alternative fuels	(107,930)	(106,736)	(38,430)
Cash dividends paid to preferred stockholders	—	—	(75)
Net income (loss) from discontinued operations, net of tax	—	225	1,265
Gain on sale of discontinued operations, net of tax	91	2,925	—

Total net loss applicable to common stockholders	$(62,887)	$(91,717)	$(38,722)

Comparison of Changes Between Periods
The following table sets forth, for the years ended September 30, 2008, 2007 and 2006, a comparison of changes between the periods in the components of our Consolidated Statements of Operations:

	Years Ended September 30,
	2008	2007	2006
Net Sales by Category
Nitrogen products manufacturing	99.7%	99.6%	99.7%
Technical services	0.2%	0.3%	—
Rental income	0.1%	0.1%	0.3%

Total net sales	100.0%	100.0%	100.0%

Gross Profit
Nitrogen products manufacturing	23.8%	12.1%	0.7%
Technical services	(80.2)%	(72.7)%	—
Rental income	100.0%	100.0%	100.0%

Total gross profit percentage	24.0%	11.9%	1.0%

Income Statement Components as a Percentage of Consolidated Net Sales from Continuing Operations
Operating Expenses
Selling, general and administrative expense	15.8%	21.2%	61.2%
Depreciation and amortization	0.6%	0.6%	1.2%
Research and development	30.6%	32.6%	27.1%
Loss on impairment	4.5%	28.9%	—
Recovery of payment to vendor	(0.7)%	—	—

Total operating expenses	50.8%	83.3%	89.5%

Loss from Operations	(26.8)%	(71.4)%	(88.5)%

Other Income (Expenses)
Interest and dividend income	0.9%	2.1%	4.6%
Interest expense	(2.6)%	(1.8)%	(5.4)%
Loss on investments	(1.4)%	—	(0.7)%
Gain (loss) on disposal of fixed assets	—	(0.6)%	0.2%
Other income	0.1%	—%	0.2%

Total other income (expense)	(3.0)%	(0.3)%	(1.1)%

Net Loss from Continuing Operations before Taxes	(29.8)%	(71.7)%	(89.7)%

Income tax expense	—	—	—

Net Loss from Continuing Operations	(29.8)%	(71.7)%	(89.7)%

Dividends on preferred stock	—	—	(0.1)%

Loss Applicable to Common Stock	(29.8)%	(71.7)%	(89.8)%

FISCAL YEAR 2008 COMPARED TO FISCAL YEAR 2007
Continuing Operations:
Revenues

	For the Years Ended
	September 30,
	2008	2007
	(Thousands)
Revenues:
Nitrogen products manufacturing	$210,293	$131,816

Total product revenues	$210,293	$131,816

Technical services	$547	$382
Rental income	131	122

Total services revenues	$678	$504

Total revenues	$210,971	$132,320

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
Product revenues for the fiscal years ended September 30, 2008 and 2007 were $210,293,000 and $131,816,000, respectively, which included $3,678,000 and $7,318,000 of revenue derived from natural gas sales, respectively. The increase in product revenues was due to improved pricing, higher demand for our nitrogen-based fertilizers products and record plant production levels due to improvements in the plant’s on-stream time and operating efficiency. This higher demand for fertilizer was driven by strong farm income, high corn prices and global demand for corn for food and fuel. Moreover, the higher demand was not significantly offset by imported fertilizers. When product sales volume for the fiscal year ended September 30, 2008 is compared to the same period of fiscal 2007, product sales tonnage increased by 12.6%.
Technical Services.  Service revenues arise from sales of technical services related to the Rentech Process. Technical services are provided by scientists and technicians in our development and testing laboratory. Service revenues are included in our alternative fuels segment. During fiscal 2008, technical service revenue of $547,000 was generated from progress billings from our active service agreements. Service revenue earned from technical services during the fiscal year ended September 30, 2007 was $382,000.
Rental Income.  Rental revenue is derived by leasing part of our development and testing laboratory building to a tenant. Rental revenue totaled $131,000 for the fiscal year ended September 30, 2008 as compared to $122,000 during the fiscal year ended September 30, 2007. Rental revenue is included in our alternative fuels segment because it is generated from the laboratory building that houses our development and testing laboratory, which is part of the alternative fuels segment.
Cost of Sales

	For the Years Ended
	September 30,
	2008	2007
	(Thousands)
Cost of sales:
Nitrogen products manufacturing excluding inventory write down	$151,667	$115,262
Write down of inventory to market	8,650	644

Total nitrogen products manufacturing	$160,317	$115,906
Technical services	108	661

Total cost of sales	$160,425	$116,567

Nitrogen Products Manufacturing.  Cost of sales for the fiscal year ended September 30, 2008 was $160,317,000, which included $8,650,000 from the write down of inventory to net realizable value and $3,731,000 of costs associated with natural gas sales. Comparatively, cost of sales was $115,906,000 for fiscal year ended September 30, 2007, which included $644,000 from the write down of inventory to net realizable value and $7,666,000 of costs associated with sales of natural gas. Natural gas and labor and benefit costs comprised 72.1% and 9.1%, respectively, of cost of sales for the fiscal year ended September 30, 2008. These costs comprised 72.7% and 9.1%, respectively, of cost of sales for the fiscal year ended September 30, 2007. The increase in cost of sales for the fiscal year ended September 30, 2008 over the comparable period in 2007 was due to higher sales tonnage combined with increased cost of natural gas.

Technical Services.  Cost of sales for technical services was $108,000 during fiscal 2008 and $661,000 during 2007. During 2008, we incurred costs associated with our active service agreements.
Gross Profit

	For the Years Ended
	September 30,
	2008	2007
	(Thousands)
Gross profit (loss):
Nitrogen products manufacturing	$49,976	$15,909
Technical services	439	(278)
Rental income	131	122

Total gross profit	$50,546	$15,753

Our gross profit for the fiscal year ended September 30, 2008 was $50,546,000 as compared to the gross profit of $15,753,000 for the fiscal year ended September 30, 2007. The increase in gross profit for this period of $34,793,000 was driven primarily by the results of the nitrogen products manufacturing segment.
Nitrogen Products Manufacturing.  Gross profit for the fiscal year ended September 30, 2008 was $49,976,000 which included $53,000 of gross loss associated with natural gas sales. The gross profit for the fiscal year ended September 30, 2007 was $15,909,000, which included gross loss of $348,000 associated with natural gas sales. The gross margin percentage for the fiscal year ended September 30, 2008 was 23.8% as compared to the gross margin for the fiscal year ended September 30, 2007 of 12.1%. The increase in gross profit and improved gross margin percentage for the fiscal year ended September 30, 2008 over the comparable period in 2007 was due to increased sales prices driven by the increased average cost of natural gas along with higher demand.
Technical Services.  Gross profit was $439,000 during fiscal 2008, compared to a gross loss of $278,000 during fiscal 2007. Due to timing, the costs we incurred during fiscal 2007 associated with our services agreements exceeded the contractually-defined amount of revenues that were billed and collected.
Operating Expenses

	For the Years Ended
	September 30,
	2008	2007
	(Thousands)
Operating expenses:
Selling, general and administrative	$33,352	$28,093
Depreciation and amortization	1,184	799
Research and development	64,477	43,127
Loss on impairment	9,482	38,197
Recovery of payment to vendor	(1,473)	—

Total operating expenses	$107,022	$110,216

Operating expenses consist of the categories listed in the preceding table. Selling, general and administrative expenses include: salaries and benefits, contractor and consulting fees, travel and entertainment expense, audit and tax expense, legal expense, insurance expense, information technology expense, investor relations, bad debt and project development expense. Salaries and benefits include significant non-cash charges for the recognition of compensation expense recorded in accordance with SFAS 123(R). We incur substantial research and development expenses in our testing laboratory where we actively conduct work to further improve our technology and to perform services for our customers. In addition, during fiscal 2008 and 2007, we incurred significant operating expenses related to the construction and operation of a fully integrated FT facility at the PDU. Finally, during fiscal 2008 and 2007, we recognized a loss on impairment associated with the conversion project at the East Dubuque Plant and in fiscal 2008, we recovered a payment to a vendor. Refer to Note 8 to the Consolidated Financial Statements for more information.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $33,352,000 during the fiscal year ended September 30, 2008, compared to $28,093,000 for the fiscal year ended September 30, 2007 which was an increase of $5,259,000. This increase resulted primarily from increases in expenses for salaries and benefits, professional fees, bad debt, consulting, marketing, stock based compensation, project development and travel which were offset by decreases expenses for public company compliance, insurance, recruitment and information technology. Explanations for each of these changes are as follows:
•	Salaries and benefits increased by $3,904,000. The increase was a result of hiring new employees primarily related to the construction and operation of the PDU and operations at REMC.
•
Professional fees including legal services and accounting fees for audit and tax services increased by $957,000. Significant components of the increase included preparation of tax returns, analysis and guidance for disclosures under FIN 48 — “Accounting for Uncertainty in Income Taxes”, legal fees for development of the Natchez Project, and costs for continued development of the Company’s intellectual property portfolio.

•	During fiscal 2008, we charged $571,000 to bad debt expense as a result of uncertainties on the collectibility of billings under a technical services agreement.
•	Consulting costs increased by $481,000 due primarily to non-cash expenses associated with changes in terms to previously granted warrants. Refer to Note 15 to the Consolidated Financial Statements.
•
Non-cash marketing expenses increased by $380,000 due to expenses associated with equity-based compensation to a vendor that provided marketing services. For more information, refer to Note 14 to the Consolidated Financial Statements.

•
The stock based compensation expense under SFAS 123(R) was $4,802,000 for the fiscal year ended September 30, 2008 and $4,464,000 for the fiscal year ended September 30, 2007, an increase of $338,000. The increase in the fiscal year ended September 30, 2008 was due to an increase in the expense associated with restricted stock units granted to certain executives during fiscal 2008 partially offset by reduced expenses associated with stock options. Refer to Note 15 to the Consolidated Financial Statements.

•	Project development expenses increased by $204,000 primarily due to increased activity in the current year of scoping and feasibility studies for certain projects.
•	Travel costs increased by $113,000 consistent with the Company’s growth and the geographic location of its potential commercial facilities.
•	Expenses associated with our public company compliance requirements decreased by $116,000 due to reductions in the use of external resources previously utilized for compliance.
•
Insurance expenses decreased by $267,000 during the fiscal year ended September 30, 2008 compared to the same period in 2007 primarily as a result of premium reductions for our general liability policy and a refund of previously paid premiums upon policy audits which were partially offset by additional builder’s risk coverage for the PDU related to the ongoing construction efforts.

•	Recruitment expenses decreased by $315,000 as a result of a reduction in corporate hiring costs in fiscal 2008 partially offset by increased recruitment and relocation costs incurred at REMC.
•	Information technology expense decreased by $874,000 as the Company completed efforts that enhanced its data and communication infrastructure.
The remaining selling, general and administrative expenses decreased by $117,000 during the fiscal year ended September 30, 2008 in comparison with the related expenses for the fiscal year ended September 30, 2007, none of which were individually significant.

Depreciation and Amortization.  Though a portion of depreciation and amortization expense is associated with assets supporting general and administrative functions, the majority of the expense originates from our nitrogen products manufacturing segment and, as a manufacturing cost, is distributed between cost of goods sold and finished goods inventory. The components of depreciation and amortization expense for the fiscal years ended September 30, 2008 and 2007 were as follows:
•
Depreciation expense included in cost of sales from our nitrogen products manufacturing segment in fiscal 2008 was $7,621,000 as compared to $6,723,000 in fiscal 2007, respectively. The increase was caused by, and was consistent with, the increase in cost of sales and the increase in depreciable assets.

•
Depreciation expense within operating expenses was $1,184,000 in fiscal 2008 and $799,000 in fiscal 2007, respectively, and the increase was mostly attributable to the increase in depreciable fixed assets which were primarily buildings, along with lab, computer and office equipment in our alternative fuels segment.

•	The total depreciation and amortization expense included in the statement of operations was $8,805,000 in fiscal 2008, an increase from the fiscal 2007 results of 7,522,000.
Research and Development.  Research and development expense, which was included in our alternative fuels segment, was $64,477,000 during the fiscal year ended September 30, 2008 compared to $43,127,000 for the fiscal year ended September 30, 2007 or an increase of $21,350,000. Expenses incurred for the design, construction and procurement of equipment for the PDU comprised $40,046,000 or 62% of the total in research and development expense for fiscal 2008. Expenses incurred for post construction efforts including commissioning and start up were $16,943,000 or 26% of the total in research and development expense. Also included in the increase for the fiscal year ended September 30, 2008, were expenses incurred for work on advanced catalysts, catalyst separation from crude wax, process optimization, and product upgrading.
Loss on Impairment and Recovery of Payment to Vendor. During fiscal 2007, we recognized an impairment on the construction in progress and land purchase option assets associated with the REMC conversion for the total amount of $38,197,000. During fiscal 2008, $9,104,000 of additional costs were incurred related to winding down the REMC conversion and $378,000 of costs were impaired relating to other development projects. During the second and third quarters of fiscal 2008, we recovered $1,473,000 that was previously paid to a vendor for work related to the conversion of the East Dubuque Plant which was then applied to unpaid invoices from the vendor on other projects. For more information, refer to Note 8 to the Consolidated Financial Statements.
Income (Loss) from Operations

	For the Years Ended
	September 30,
	2008	2007
	(Thousands)
Income (loss) from operations:
Nitrogen products manufacturing	$46,731	$13,222
Technical services	(103,338)	(107,807)
Rental income	131	122

Total loss from operations	$(56,476)	$(94,463)

Loss from operations during the fiscal year ended September 30, 2008 was $56,476,000 as compared to a loss from operations for the fiscal year ended September 30, 2007 of $94,463,000. The decrease in the loss resulted from an increase in gross profit of $37,987,000, primarily due to an increase in gross profit from the nitrogen products manufacturing segment partially offset by research and development expenses associated with the completion of the PDU.
Nitrogen Products Manufacturing.  Income from operations for the fiscal years ended September 30, 2008 and 2007 were $46,731,000 and $13,222,000, respectively. The increase in income from operations for the fiscal 2008 over fiscal 2007 was primarily due to the increase in gross profit as discussed above. This increase was partially offset by increased payroll and benefit expenses resulting from hiring additional personnel.
Technical Services.  Loss from operations for technical services was $103,338,000 during the fiscal year ended September 30, 2008, compared to $107,807,000 for the same period in 2007, a decrease of $4,469,000. The primary component of the loss was research and development expenses associated with construction and operation of the PDU.

Other Income (Expense)

	For the Years Ended
	September 30,
	2008	2007
	(Thousands)
Other income (expense):
Interest and dividend income	$1,849	$2,800
Interest expense	(5,442)	(2,430)
Loss on investments	(3,011)	—
Loss on disposal of fixed assets	(5)	(826)
Other income	120	52

Total other expense	$(6,489)	$(404)

Interest and Dividend Income.  Interest and dividend income during the fiscal years ended September 30, 2008 and 2007 was $1,849,000 and $2,800,000, respectively. The decrease for the fiscal year ended September 30, 2008 was primarily due to reduced interest income that was earned on a smaller average balance of cash and available for sale securities.
Interest Expense.  Interest expense for the fiscal year ended September 30, 2008 was $5,442,000, compared to $2,430,000 for the same period ended September 30, 2007. The fiscal 2008 increase was primarily in connection with the Term Loan debt executed in June 2008 that included interest paid in cash and interest expense from the amortization of the debt issue costs. Interest expense in fiscal 2008 and 2007 was offset by $596,000 and $698,000, respectively, from interest expense that was capitalized in conjunction with costs incurred for construction in progress.
Loss on Investments. During fiscal 2008, we recognized an impairment loss of $3,011,000 on available for sale securities, which was included in our alternative fuels segment. These securities were substantially impacted by economic and market pressures and experienced sustained declines in estimated fair values. We incurred no such expense during fiscal 2007. For more information, refer to Note 5 to the Consolidated Financial Statements.
Loss on Disposal of Fixed Assets.  During the fiscal year ended September 30, 2008, we had a loss on disposal of fixed assets of $5,000. Comparatively, during the year ended September 30, 2007, we incurred a loss on disposal of fixed assets of $826,000 resulting primarily from our nitrogen products manufacturing segment’s write-off of the remaining book value of damaged process catalysts net of salvage value.
Net Income (Loss) from Continuing Operations

	For the Years Ended
	September 30,
	2008	2007
	(Thousands)
Net income (loss) from continuing operations:
Nitrogen products manufacturing	$44,952	$11,869
Technical services	(108,048)	(106,858)
Rental income	131	122

Net loss from continuing operations before taxes	$(62,965)	$(94,867)
Income tax expense	(13)	—

Total net loss from continuing operations	$(62,978)	$(94,867)

Nitrogen Products Manufacturing.  Net income from continuing operations for the fiscal years ended September 30, 2008 and 2007 was $44,952,000 and $11,869,000, respectively. The increase in net income from continuing operations for the fiscal year ended September 30, 2008 over the fiscal year 2007 was primarily due to the increase in gross profit as discussed above partially offset by lower interest income and higher interest expense.
Technical Services.  Net loss from continuing operations for technical services was $108,048,000 during the fiscal year ended September 30, 2008 compared to $106,858,000 for the fiscal year ended September 30, 2007. Though the overall increase in the loss from continuing operations for fiscal 2008 over fiscal 2007 was $1,190,000, increases in research and development costs associated with the PDU, increases in selling, general and administrative expenses, losses from the impairment of investments and increases in interest expense were offset by a decrease in impairment losses on construction in progress assets.
Total Net Loss from Continuing Operations.  For the fiscal year ended September 30, 2008, we experienced a net loss from continuing operations of $62,978,000 compared to a net loss from continuing operations of $94,867,000 for the same period ended September 30, 2007. For the fiscal year ended September 30, 2008 the decrease in net loss from continuing operations totaling $31,889,000 was primarily due to the $33,509,000 increase in income from operations by our nitrogen products manufacturing segment, the decrease in impairment losses of $28,715,000 and the recovery of a payment to a vendor of $1,473,000 which were partially offset by the increase in research and development costs of $21,350,000 related primarily to the PDU, the increase in selling, general and administrative expenses of $4,715,000 for our technical services segment, the impairment of investments of $3,011,000 and the increase in interest expense of $3,012,000.

Discontinued Operations:
Revenues and Net Income from Discontinued Operations

	For the Years Ended
	September 30,
	2008	2007
	(Thousands)
	(Net of tax)
Revenues	$—	$1,179
Cost of sales	—	762

Gross profit	$—	$417
Operating expenses	—	192

Net income from discontinued operations	$—	$225
Gain on sale of discontinued operations	91	2,925

	$91	$3,150

The Company’s oil and gas field services segment was comprised of results of operations earned or incurred by our former subsidiary PML and was classified as a discontinued operation on our Consolidated Statements of Operations. On November 15, 2006, we sold PML. The revenue from discontinued operations was $0 for fiscal 2008 and $1,179,000 for fiscal 2007 to the date of the sale. The net income from discontinued operations for the oil and gas field services segment was $0 for fiscal 2008 and $225 for fiscal 2007 to the date of the sale.
Gain on Sale of Discontinued Operations

	For the Years Ended
	September 30,
	2008	2007
	(Thousands)
	(Net of tax)
Gain on sale of PML	$—	$2,721
Earn-out on sale of REN	91	129
Reversal of accrued liability for OKON	—	75

Total gain on sale of discontinued operations	$91	$2,925

Gain on sale of discontinued operations.  The sale of PML to privately held PML Exploration Services, LLC, for approximately $5.4 million in cash occurred in the first quarter of fiscal 2007. The approximate gain from the sale of this business was $2,721,000, as shown below (in thousands):

Sales price	$5,398
Less transaction costs	(49)

Net sales price to Rentech, after transaction costs	$5,349
Book value of Rentech’s ownership in PML	2,628

Rentech’s gain on sale of PML	$2,721

Earn-out on Sale of REN.  Effective August 2005, the Company sold its 56% ownership interest in REN Testing Corporation (“REN”), an Oklahoma based company specializing in computer-controlled testing equipment. The sale agreement entitled the Company to receive earn-out payments until the sale price of $1,175,000 is paid in full. As of September 30, 2008 the unpaid balance of the sales price was $779,000 which is included in other receivables on the Consolidated Balance Sheets and is reserved. For the twelve months ended September 30, 2008 and 2007, the Company recognized revenue of $91,000 and $129,000, respectively, on earn-out payments which were included in gain on sale of discontinued operations in the Consolidated Statements of Operations.
Total Gain on Sale of Discontinued Operations.  The earnings per share for discontinued operations for the twelve months ended September 30, 2008 were $0.001 compared to the earnings per share for the twelve months ended September 30, 2007 which were $0.021.

Net Loss Applicable to Common Stockholders

	For the Years Ended
	September 30,
	2008	2007
	(Thousands)
Net loss	$(62,887)	$(91,717)
Cash dividends paid on preferred stock	—	—

Net loss applicable to common stockholders	$(62,887)	$(91,717)

For fiscal 2008, we experienced a net loss applicable to common stockholders of $62,887,000, or $0.380 per share compared to a net loss applicable to common stockholders of $91,717,000, or $0.606 per share during fiscal 2007.

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
Product revenues for the fiscal years ended September 30, 2007 and 2006 were $131,816,000 and $44,398,000, respectively, which included $7,318,000 and $727,000 of revenue derived from natural gas sales, respectively. The comparable period in fiscal 2006 contained 208 fewer operating days since the East Dubuque Plant was acquired on April 26, 2006. The increase in product revenues was due to improved pricing and higher demand for our nitrogen-based fertilizers products. This higher demand was caused by increased corn acreage that was planted to supply new ethanol plants. Moreover, the higher demand was not significantly offset by imported fertilizers. When product sales volume for the fiscal year ended September 30, 2007 is compared to the same period of fiscal 2006, including the results of the East Dubuque Plant prior to the REMC acquisition, product sales tonnage increased by 16.2%.
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
Cost of Sales

	For the Years Ended
	September 30,
	2007	2006
	(Thousands)
Cost of sales:
Nitrogen products manufacturing excluding inventory write down	$115,262	$44,077
Write down of inventory to market	644	—

Total nitrogen products manufacturing	$115,906	$44,0777
Technical services	661	—

Total cost of sales	$116,567	$44,077

Nitrogen Products Manufacturing.  Cost of sales for the fiscal year ended September 30, 2007 was $115,906,000, which included $644,000 from the write down of inventory to net realizable value and $7,666,000 of costs associated with natural gas sales. Cost of sales was $44,077,000 for fiscal year ended September 30, 2006, which included $662,000 of costs associated with sales of natural gas. Natural gas and labor and benefit costs comprise 72.7% and 9.1%, respectively, of cost of sales for the fiscal year ended September 30, 2007. These costs comprise 71.1% and 8.9%, respectively, of cost of sales for the fiscal year ended September 30, 2006 when substantially all of these product costs were related to the cost allocated to inventory in the REMC acquisition. The increase in cost of sales for the fiscal year ended September 30, 2007 over the comparable period in 2006 is due to higher sales tonnage and more operating days as discussed above under Revenues.

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
Nitrogen Products Manufacturing.  Gross profit for the fiscal year ended September 30, 2007 was $15,909,000 which included $348,000 of gross loss associated with natural gas sales. The gross profit for the fiscal year ended September 30, 2006 was $440,000, which included gross profit of $65,000 associated with natural gas sales. The gross margin percentage for the fiscal year ended September 30, 2007 was 12.1% as compared to the gross margin for the fiscal year ended September 30, 2006 of 0.7%. The increase in gross profit and improved gross margin percentage for the fiscal year ended September 30, 2007 over the comparable period in 2006 was due to improved sales prices, higher demand, reduced average cost of natural gas, and more operating days as discussed above under Revenues. Further, as a result of the REMC acquisition on April 26, 2006, the value of inventory was adjusted up from production cost to market value which was higher. The result was a lower gross margin due to lower gross profit and gross margin percentage combined with the reduced number of operating days for the fiscal year ended September 30, 2006.
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

Operating expenses consist of the categories indicated in the preceding table. Selling, general and administrative expenses include: salaries and benefits, contractor and consulting fees, travel and entertainment expense, audit and tax expense, legal expense, insurance expense, information technology expense, investor relations and project development expense. Salaries and benefits include significant non-cash charges for the recognition of compensation expense recorded in accordance with SFAS 123(R), which was adopted by the Company as of October 1, 2005. We incur substantial research and development expenses in our testing laboratory where we actively conduct work to further improve our technology and to perform services for our customers. In addition, during fiscal 2007 and 2006, we incurred significant operating expenses related to constructing and implementing our plans to operate a fully integrated FT facility at the PDU. During Fiscal 2007, we recognized a loss on impairment associated with the conversion project at the East Dubuque Plant. Refer to Note 8 to the Consolidated Financial Statements for more information.

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
The stock based compensation expense under SFAS 123(R) was $4,464,000 for the fiscal year ended September 30, 2007 and $8,900,000 for the fiscal year ended September 30, 2006, a decrease of $4,436,000 in SFAS 123(R) compensation expenses. The decrease in the fiscal year ended September 30, 2007 was due to the vested number of common stock warrants that occurred in fiscal 2006 with no corresponding transaction in fiscal 2007 which was partially offset by recognizing the value upon vesting of restricted stock units granted to certain executives. Refer to Note 15 to the Consolidated Financial Statements for more information.
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

Loss from operations during the fiscal year ended September 30, 2007 was $94,463,000 as compared to a loss from operations for the fiscal year ended September 30, 2006 of $39,419,000. The increased loss resulted primarily from an increase in operating expenses of $70,357,000, as discussed above. This increased loss was partially offset by an increase in gross profit primarily from the nitrogen products manufacturing segment from improved sales prices, higher demand and more operating days during fiscal year 2007 since the East Dubuque Plant was acquired on April 26, 2006.
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

Interest and Dividend Income.  Interest and dividend income during the fiscal years ended September 30, 2007 and 2006, was $2,800,000 and $2,027,000, respectively. The increase for the fiscal year ended September 30, 2007 was primarily due to the East Dubuque Plant acquisition. The nitrogen products manufacturing segment has substantial sales under prepaid contracts, increasing the balance of interest bearing cash accounts, resulting in greater interest income. Fiscal 2007 results include twelve months of interest earnings activity compared to five months in fiscal 2006 since the East Dubuque Plant was acquired on April 26, 2006.
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

Discontinued Operations:
Revenues and Net Income from Discontinued Operations

	For the Years Ended
	September 30,
	2007	2006
	(Thousands)
	(Net of tax)
Revenues	$1,179	$8,292
Cost of sales	762	6,005

Gross profit	$417	$2,287
Operating expenses	192	1,022

Net income from discontinued operations	$225	$1,265
Gain on sale of discontinued operations	2,925	—

	$3,150	$1,265

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
ANALYSIS OF CASH FLOWS
The following table summarizes our Consolidated Statements of Cash Flows:

	For the Years Ended
	September 30,
	2008	2007
	(Thousands)
Net Cash (Used in) Provided by:
Operating activities	$(8,144)	$(15,681)
Investing activities	(16,883)	(39,823)
Financing activities	55,057	62,630

Net Increase in Cash	$30,030	$7,126

Cash Flows From Operating Activities
Net Loss.  The Company had a net loss of $62,887,000 during fiscal 2008, as compared to $91,717,000 during fiscal 2007. The cash flows used in operations during these periods resulted from the following operating activities:
Depreciation.  Depreciation is a non-cash expense. This expense increased by $1,313,000 during fiscal 2008 to $9,364,000 as compared to fiscal 2007.
Amortization.  Amortization is also a non-cash expense. This expense was $210,000 during fiscal 2008, as compared to $258,000 in fiscal 2007. The intangible licensed technology asset became fully amortized during fiscal 2008.
Impairment of Assets.  In fiscal 2008, we recognized impairment expenses on various construction in progress assets in the amount of $9,482,000. This compares with impairment expense of $38,197,000 in fiscal 2007 on construction in progress assets and a land purchase option on the conversion of the East Dubuque Plant.
Recovery of Payment to Vendor.  During fiscal 2008, we recovered $1,473,000 that was previously paid to a vendor for work related to the conversion of the East Dubuque Plant. This amount was subsequently applied to unpaid invoices from the vendor on projects other than the conversion of the East Dubuque Plant. Refer to Note 8 to the Consolidated Financial Statements for more information.
Utilization of Spare Parts.  During the fiscal year ended September 30, 2008, we utilized $1,000,000 of spare parts in our production of nitrogen-based fertilizers as compared to utilization of $1,120,000 during the fiscal year ended September 30, 2007. The plant had a lower consumption of spare parts in fiscal 2008 than in fiscal 2007 when turnaround maintenance and an unscheduled shutdown occurred. There was no full shutdown of the plant during fiscal 2008.
Bad Debt Expense.  During fiscal 2008, we charged $571,000 to bad debt expense as a result of uncertainties on the collectibility of billings under a technical services agreement.
Loss on Disposal of Fixed Assets.  During fiscal 2008, we recorded a loss on the disposal of fixed assets of $5,000. During fiscal 2007, we recorded a loss on the disposal of fixed assets of $826,000 resulting primarily from our Nitrogen Products Manufacturing segment’s write-off of the remaining book value of damaged process catalysts.
Non-Cash Interest Expense.  Total non-cash interest expense recognized during the fiscal year ended September 30, 2008 was $1,348,000, compared to $748,000 during the fiscal year ended September 30, 2007. The non-cash interest expense recognized was due to the amortization of bond issue costs and beneficial conversion feature expenses of our convertible notes, borrowings under the term loan and the write-off of loan fees related to the line of credit with The CIT Group/Business Credit, Inc. (“CIT”) that was cancelled.

Non-Cash Marketing Expense. During fiscal 2008, we incurred $380,000 of non-cash expenses associated with equity-based compensation to a vendor that provided marketing services. For more information, refer to Note 14 to the Consolidated Financial Statements.
Loss on Investments. During fiscal 2008, we recognized a loss of $3,011,000 due to the impairment of available for sale securities. We incurred no such expense during fiscal 2007. For more information, refer to Note 5 to the Consolidated Financial Statements.
Write-down of Inventory to Market. During the fiscal year ended September 30, 2008, we wrote down our inventory of natural gas supplies to net realizable value by $8,650,000. Comparatively, during the fiscal year ended September 30, 2007, we wrote down inventory by $644,000 as a result of marking down product inventory and natural gas supplies included in inventory to net realizable value.
Options and Warrants for Common Stock Issued for Services. During the fiscal ended September 30, 2008, we recorded $1,869,000 of compensation expense related to stock options that vested and warrants that were issued during the period as compared to $1,834,000 of compensation expense for the similar period in the prior fiscal year. The increase was due to changes in terms for previously issued warrants partially offset through a reduction in the number of options granted. The options and warrants were valued using the Black-Scholes option-pricing model at time of the option grant.
Restricted Stock Units and Performance Share Awards Issued for Services. During fiscal 2008, we recorded $3,871,000 of compensation expense related to RSU’s that vested during the period. This compares with $3,132,000 of expense from the similar period in the prior fiscal year. The increase was attributable to the grants of long-term incentive awards in fiscal 2008, including RSU’s and Performance Share Awards. During fiscal 2008, 1,063,000 RSU’s vested of which 758,000 were settled in shares of common stock and 305,000 were settled in cash in order to meet minimum tax withholding requirements. We recognized the fair value of the 305,000 RSU’s, or $456,000, as repurchase of shares issued, and no additional compensation cost was recognized.
Gain on Sale of Subsidiaries. During fiscal 2008, we received $91,000 on the earn-out from the prior divestiture of REN. During fiscal 2007, we sold PML which was wholly-owned. We recorded a gain on the sale of $2,721,000 and also received $72,000 from earn-out on REN.
Changes in Operating Assets and Liabilities. The changes in operating assets and liabilities, net of business combination, resulted from the following factors:
Accounts Receivable. During fiscal 2008, accounts receivable increased by $34,972,000 due to increases in the volume and pricing of new product prepayment contracts with customers in our nitrogen products manufacturing segment.
Other Receivables. Other receivables at September 30, 2007 was used to record inventory transfers to a third party under a product exchange agreement. The balance of the account at September 30, 2007 was $2,508,000. During the first quarter of fiscal 2008, the majority of the inventory was returned relieving $2,365,000 of the receivable and the remainder was invoiced to the customer. The invoice was collected during the second quarter of fiscal 2008.
Inventories. Raw materials and finished goods inventories from our nitrogen products manufacturing segment increased during fiscal 2008 to an ending balance of $29,491,000 at September 30, 2008 from $13,611,000 at September 30, 2007. The physical quantity of inventories at fiscal year end were 48,571 tons and 42,466 tons, respectively. The overall increase in cost of $15,880,000 reflects the increased inventory quantity combined with the impact of additional production costs from the increased cost of natural gas partially offset by the $8,650,000 write down of raw materials inventory to book value.
Prepaid Expenses and Other Current Assets. Prepaid expenses and other current assets decreased during fiscal 2008 by $3,685,000 as compared to an increase during fiscal 2007 of $1,440,000. The decrease in fiscal 2008 reflects the release of certain vendor deposits associated with the wind down of the REMC conversion project combined with the timing of payments of premiums on certain annual insurance policies, net of the amortization of such premiums.
Accounts Payable. Accounts payable decreased during fiscal 2008 by $4,016,000 as compared to an increase during fiscal 2007 by $6,581,000. The change resulted from the timing of receiving and paying trade payables. Further, the amount of trade payables as of September 30, 2008 was less than the prior year end due to completion of construction of the PDU and reduced activity on development projects.

Accrued Retirement Payable. Accrued retirement payable decreased by $125,000 to an ending balance of $0 as a result of the final payments made to our former CEO and COO during the first quarter of fiscal 2008.
Deferred Revenue. The Company records a liability for deferred revenue upon execution of product prepayment contracts which creates an obligation for delivery of a product within a specified period of time in the future. Deferred revenue increased by $73,727,000 during the fiscal year ended September 30, 2008 as new sales contracts were executed. The change in the balance in deferred revenue was largely due to year over year product price increases.
Accrued Interest Expense. Accrued interest expense during the fiscal year ended September 30, 2008 increased by $773,000. The increase in accrued interest expense was due to the term loan debt that was executed during the current fiscal year. Interest expense from the Company’s 4.0% convertible senior notes was recurring in nature between fiscal 2008 and fiscal 2007.
Accrued Liabilities, Accrued Payroll and Other. Accrued liabilities, accrued payroll and other decreased by $461,000 during fiscal 2008 as a result of the timing and payment of certain accruals including payroll, maintenance costs for the East Dubuque Plant and costs associated with operation of the PDU.
Net Cash (Used) in Operating Activities. The total net cash used in operations decreased to $8,144,000 during fiscal 2008, as compared to $15,681,000 during fiscal 2007.
Cash Flows From Investing Activities
Available for Sale Securities, Held for Sale. During fiscal 2008, these securities were substantially impacted by economic and market pressures and experienced sustained declines in estimated fair value. During fiscal 2008, we drew down these marketable securities by $13,762,000 to fund working capital needs. Interest and dividend income of $513,000 increased the amount of available for sale securities. Comparatively, during fiscal 2007, transfers into the investment accounts were $35,000,000 along with interest and dividend income received of $1,486,000 and $44,512,000 was drawn down on the accounts. As of September 30, 2008, these securities were comprised of auction rate securities and we recognized an impairment loss of $3,011,000 as of September 30, 2008. Refer to Note 5 to the Consolidated Financial Statements for more information.
Purchases of Property, Plant and Equipment. During fiscal 2008, we purchased $7,684,000 of property and equipment. Of these purchases, 68.9% was related to capitalized improvements to the East Dubuque Plant and a building at the PDU site along with purchases of spare parts for the East Dubuque Plant and 26.2% was attributable to the implementation of a financial accounting and enterprise resource planning system which was placed in service during the second quarter of fiscal 2008. Comparatively, during fiscal 2007, we purchased property, plant and equipment with a value of approximately $11,487,000. Of the property, plant and equipment purchased, 85.1% was attributable to capitalized improvements to the East Dubuque Plant, purchases of spare parts for the East Dubuque Plant and construction of a building at the PDU site.
Purchases for Construction in Progress. During fiscal 2008, we incurred $23,305,000 of net additions to construction in progress costs. Expenditures included $10,147,000 related to the acquisition of land, buildings and equipment at the Natchez site, $7,631,000 related to winding down the conversion project at REMC, $5,937,000 related to plant and building improvements to East Dubuque Plant and the PDU site, $4,013,000 for ongoing efforts on the Natchez Project and other projects and $773,000 for administrative requirements which were partially offset by $5,196,000 of assets placed in service. Comparatively, in fiscal 2007, we purchased goods and services capitalized as construction in progress with a value of approximately $39,568,000 of which 100% was attributable to our conversion of the East Dubuque Plant, development costs on other projects, and implementation of new financial software.
Deposits and Other Assets. During the fiscal year ended September 30, 2008, deposits and other assets decreased by $707,000 as compared to an increase of $2,374,000 during fiscal 2007. The primary component in fiscal 2008 was the Company’s use of previously paid deposits on the site for the Natchez Project. In fiscal 2007, the primary component was payment for a land purchase option associated with the conversion of the East Dubuque Plant.
Proceeds from Sale of Subsidiary. The gross proceeds collected during fiscal 2007 was $5,398,000 related to our sale of PML on November 15, 2006.
Other Items, net. Other items during the years ended September 30, 2008 and 2007 included proceeds on earn-out receivables of $91,000 and $234,000, respectively, on the long-term receivable balance due from REN and OKON, along with changes in the balance of restricted cash and proceeds from disposal of fixed assets.

Net Cash (Used) in Investing Activities. The total net cash used in investing activities was $16,883,000 during fiscal 2008 as compared to cash used of $39,823,000 during fiscal 2007. The net cash used during the current year was for purchases for construction in progress assets of $23,305,000, purchases of property, plant and equipment of $7,684,000, offset by the net proceeds from investment in available for sale securities of $13,249,000 and the decrease in deposits and other items of $857,000.
Cash Flows From Financing Activities
Proceeds from Term Loan. During the third quarter of fiscal 2008, $49,903,000 was received from term loans under the Senior Credit Agreement. Origination, legal and other fees associated with these loans were $3,550,000 of which $453,000 were paid in cash and $3,097,000 were paid through a reduction of loan proceeds.
Proceeds from Line of Credit on Available for Sale Securities. During fiscal 2008, the Company advanced $4,872,000 from the line of credit on our available for sale securities and made payments from interest income of $114,000 for a net change of $4,758,000 . The lower balance of the advance at September 30, 2008 of $4,758,000 was due to interest earned on the portfolio partially offset by interest charged on the advance.
Proceeds from Issuance of Common Stock and Warrants and Payment of Offering Costs. During fiscal 2008, the Company collected $2,000 of cash related to restricted common stock issued to a professional services provider. For more information, refer to Note 14 to the Consolidated Financial Statements. In April 2007, the Company issued and sold 20,092,000 shares of common stock along with warrants to purchase 4,018,000 shares of common stock through a registered direct offering to selected institutional investors under the Company’s shelf registration statements. The offering resulted in gross proceeds for the Company of approximately $54,851,000, before deducting the payment of offering fees and expenses of approximately $3,202,000.
Proceeds from Options and Warrants Exercised. During the fiscal year ended September 30, 2008, we received $1,611,000 from the exercise of options and warrants as compared to $1,907,000 during fiscal 2007.
Payment of Debt Issuance Costs. During fiscal 2008, we paid $453 in debt issue costs associated with our term loan debt. There was no such cost during fiscal 2007.
Payments on Notes Payable for Financed Insurance Premiums. During fiscal 2008, we finance premiums on various insurance policies with notes payable for $1,718,000. Payments against these notes was $745,000 resulting in an ending balance of $973,000. No such financing arrangement occurred in fiscal 2007.
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
Payments on Line of Credit, Net. Under the terms of the CIT line of credit, most of the cash receipts of REMC were initially controlled by CIT to payoff any outstanding drawdown. Since there were no drawdowns against the line through the termination date on May 8, 2008, all funds received by CIT were transferred to our control. During fiscal 2008, until the line was cancelled, the aggregate amount of these transfers was $97,229,000. Transactions associated with the Lehman Brothers Line of Credit are reported with available for sale securities. Refer to Note 5 to the Consolidated Financial Statements for more information.
Net Cash Provided by Financing Activities. The net cash provided by financing activities during fiscal 2008 was $55,057,000, compared to $62,630,000 in cash provided by financing activities during fiscal 2007.
Increase in Cash and Cash Equivalents
Cash and cash equivalents increased during fiscal 2008 by $30,030,000 compared to an increase of $7,126,000 during fiscal 2007. These changes increased the ending cash balance at September 30, 2008 to $63,722,000 and increased the ending cash balance at September 30, 2007 to $33,692,000.

LIQUIDITY AND CAPITAL RESOURCES
We have funded our operations primarily from cash flow from REMC operations, debt issuances and equity offerings, during fiscal year 2008. Based on current market conditions, we believe that REMC will be able to fund its operations from its cash flow for fiscal year 2009. We currently expect Rentech will need additional funds to provide for its liquidity needs for the fiscal year, including to operate the PDU, to pay for research and development of the Rentech Process, to pay for costs for continued development of commercial projects, including our Natchez Project, and to fund Rentech’s working capital needs. We believe that our liquidity needs for fiscal year 2009 can be met from the cash generated by REMC if our lenders agree to modify certain covenants relating to the Senior Credit Agreement, including the covenant pursuant to which REMC must prepay indebtedness in amounts equal to any distributions or loans it makes to Rentech. We believe that such modifications are achievable based on assurances from our lenders. We may incur substantial fees in the form of cash or shares of common stock to achieve the required covenant modifications. However, we cannot assure you we will be able to modify the Senior Credit Agreement or, if needed, would be able to obtain capital from other sources. Recently, credit and equity markets have experienced extreme uncertainty and access to capital markets has been very difficult or impossible. Our failure to raise additional capital when needed would have a material adverse effect on our results of operations, liquidity and cash flows and our ability to execute our business plan.
At September 30, 2008, we had working capital of $15,479,000, as compared to working capital of $37,961,000 at September 30, 2007. At September 30, 2008, our current assets totaled $166,421,000, including cash and cash equivalents of $63,722,000 and net accounts receivable of $70,614,000. Our current liabilities were $150,942,000. We had long-term liabilities of $118,787,000, of which most related to our long-term convertible debt and term loan. For the fiscal year ended September 30, 2008, we recognized net losses of $62,887,000, and negative cash flow from operations of $8,144,000.
In fiscal year 2008 we incurred substantial construction costs to complete our PDU, as well as costs related to the suspension of the conversion of the East Dubuque Plant. During fiscal year 2008, the level of our corporate activity, and therefore our corporate expense rate, rose above previous levels. However, we have completed construction of our PDU facility and, near the end of fiscal year 2008, we took steps to reduce our operating expenses and our expenses related to corporate overhead. Based on current market conditions, we believe that REMC will be able to fund its operations from its cash flow for fiscal year 2009 and, if the Senior Credit Agreement is modified as described above, we believe that such cash flow would be sufficient to also fund Rentech’s liquidity requirements for the fiscal year. However, we cannot assure you that REMC’s cash flow for the fiscal year will achieve the level we currently expect.
We generally consider our short-term liquidity requirements to consist of those items that are expected to be incurred within the next 12 months and our long-term liquidity requirements to consist of those items that are expected to be incurred beyond the next 12 months. Our principal short-term needs for liquidity are to fund working capital and to pay for research and development of the Rentech Process, operation of the PDU, operation of the East Dubuque Plant (including working capital needs resulting from seasonal fluctuations in its cash flow and changes in commodity pricing) and short-term costs for continued development of commercial projects, including our Natchez Project. Our principal long-term needs for liquidity are to fund development, construction and operation of commercial projects. We will require substantial amounts of capital that we do not now have to fund our long-term liquidity requirements. In addition, depending on REMC’s performance for the year and whether we obtain the desired modifications to the Senior Credit Agreement, we may need additional capital for our short-term needs.
As of September 30, 2008, we had a shelf registration statement covering $19,186,000 aggregate offering price of securities, up to all of which could be issued for shares of common stock, for issuance in future financing transactions. We may issue shares of convertible preferred stock or other securities convertible into common stock or we may enter into additional debt instruments. We may also offer securities which will not be registered under the Securities Act of 1933, and may not be offered or sold in the United States absent an available exemption from registration.
Historically, for working capital we have relied upon private placements and public offerings of our common stock, which has been sold at a discount from the market price. We have also previously sold convertible preferred stock and convertible promissory notes bearing interest in private placements and public offerings. For the years ended September 30, 2008, 2007 and 2006, we received cash proceeds from the issuance of common stock of $1,613,000 (including $2,000 from the issuance of common stock and $1,611,000 from the exercise of stock options and warrants), $56,758,000 (including $54,851,000 from the issuance of common stock and $1,907,000 from the exercise of stock options and warrants), and $81,836,000 (including $62,560,000 from the issuance of common stock, $12,255,000 from the receipt of a subscription receivable and $7,021,000 from the exercise of stock options and warrants). We also received cash proceeds from long-term debt and long-term convertible debt to stockholders of $49,903,000, $0 and $57,500,000 for each of the three fiscal years, respectively. In addition, for the fiscal year ended September 30, 2008 and 2007 we recognized operating income from REMC of $46,731,000 and $13,222,000, respectively which was partially offset by capital expenditures of $7,252,000 and $7,250,000, respectively.
Revenues for nitrogen fertilizer products have significantly increased in the fiscal year ended September 30, 2008, as compared to the prior year. The increase in product revenues was due to improved pricing, higher demand for our nitrogen-based fertilizer products and record plant production levels due to improvements in the plant’s on-stream time and operating efficiency. This higher demand for fertilizer was driven by strong farm income, high corn prices and global demand for corn for food and fuel. However, the East Dubuque Plant is operating near its capacity and accordingly, we do not expect the volume component of revenue growth to be sustained. In addition, the slow down in the U.S. and other economies worldwide appears to be bringing about decreases in corn prices and global demand for corn from the high levels we experienced in fiscal 2008.
As of September 30, 2008, we held available for sale securities consisting of $6.0 million of auction rate securities. The recent conditions in the global credit markets have caused auctions for these securities to fail and we have been unable to liquidate our positions. As of September 30, 2008, we recorded a $3.1 million other-than-temporary loss from an impairment related to these investments. There can be no assurance as to when, and for what amount, we may be able to liquidate our position in these securities. Volatility in the credit markets could continue to negatively impact the timing of future liquidity related to these investments and lead to additional adjustments to their carrying value.

CONTRACTUAL OBLIGATIONS
In addition to the lines of credit and long-term convertible debt previously described, we have entered into various other contractual obligations. The following table lists our significant contractual obligations and their maturities at September 30, 2008:

		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years
	(Thousands)
Continuing Operations
Long-term convertible debt (1)	$57,500	$—	$—	$57,500	$—
Term loan debt (2)	53,000	—	53,000	—	—
Mortgage debt	952	23	50	57	822
Interest payments on debt	23,352	8,740	9,407	4,713	492
Natural gas (3)	34,505	34,505	—	—	—
Purchase obligations (4)	9,132	9,132	—	—	—
Operating leases (5)	1,161	802	355	3	1

Total	$179,602	$53,202	$62,812	$62,273	$1,315

(1)
On April 18, 2006, the Company closed a public offering that included $50,000,000 principal amount of Convertible Senior Notes Due 2013. The Notes bear interest at the rate of 4.00% per year on the principal amount of the Notes, payable in cash semi-annually in arrears on April 15 and October 15 of each year, beginning October 15, 2006. Holders may convert their Notes into shares of the Company’s common stock (or cash or a combination of cash and shares of common stock, if we so elect) at an initial conversion rate of 249.2522 shares of the Company’s common stock per $1,000 principal amount of Notes (which represents a conversion price of approximately $4.0120 per share of common stock), under the circumstances described in the Notes. On April 24, 2006, the Company’s underwriters exercised their over-allotment option and purchased an additional $7,500,000 of convertible senior notes. Including the over-allotment, the Company offered a total of $57,500,000 in convertible senior notes. On the balance sheet these notes are shown net of deferred financing charges related to the beneficial conversion feature for a total of $56,929,000 and $56,804,000 on September 30, 2008 and 2006, respectively.

(2)
On June 13, 2008 Rentech and its subsidiary REMC executed a $53,000,000 amended and restated credit agreement (the “Senior Credit Agreement”) by and among REMC as the borrower, Rentech as the guarantor and Credit Suisse, Cayman Islands Branch (“Credit Suisse”), as administrative agent, collateral agent and a lender. The Senior Credit Agreement consists solely of term loans that mature on May 29, 2010, with an option to extend the maturity date to May 29, 2011. The term loans bear interest at the election of REMC of either: (a)(i) the greater of LIBOR or 3%, plus (a)(ii) 9.0%; or (b)(i) the greater of 4%, the prime rate, as determined by Credit Suisse, or 0.5% in excess of the federal funds effective rate, plus (b)(ii) 8.0%. Interest payments are generally made on a quarterly basis. Rentech and certain of its subsidiaries, including REMC, are obligated to make mandatory prepayments of indebtedness under the Senior Credit Agreement from the net proceeds of, among other things, certain debt offerings. REMC will be obligated, upon the notice of a Lender within 30 days of certain changes in control events such as material changes in the equity ownership of Rentech or any of our subsidiaries, to prepay such Lender’s outstanding principal balance in full plus a prepayment penalty of 1%. In addition, REMC must prepay indebtedness under the Senior Credit Agreement in amounts equal to any distributions it makes to its shareholders. We have the option to prepay all or any portion of the indebtedness under the Senior Credit Agreement. Other than for prepayments as a result of a change of control described above, both mandatory and voluntary prepayments are subject to a penalty of 2% to 4% of the amount being repaid, such fee depending upon the date of such payment. The Senior Credit Agreement contains customary representations and warranties, covenants and events of default. The obligations under the Senior Credit Agreement are secured by substantially all of our assets and the assets of most of our subsidiaries, including a pledge of the equity interests in most of our subsidiaries. In addition, REMC granted Credit Suisse a mortgage in its real property to secure its obligations under the Senior Credit Agreement and related loan documents.

(3)
As of September 30, 2008 we had entered into multiple natural gas supply contracts for various delivery dates through March 31, 2009. Subsequent to September 30, 2008, we entered into additional contracts of $2.1 million with delivery dates through December 31, 2008. Refer to Note 13 to the Consolidated Financial Statements for more information.

(4)
The amount presented represents certain open purchases orders with our vendors. Not all of our open purchase orders are purchase obligations, since some of the orders are not enforceable or legally binding on the Company until the goods are received or the services are provided.

(5)
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

In addition to the contractual obligations previously described, we have entered into various employment agreements with certain of our executive officers. The following table lists the commitments under the employment agreements at September 30, 2008:

	Amount of Commitment Expiration per Period
		Less than			After
Other Commercial Commitments	Total	1 Year	1-3 Years	4-5 Years	5 Years
	(Thousands)
Employment agreements	$441	$441	$—	$—	$—

	$441	$441	$—	$—	$—

We have entered into various employment agreements with officers of the Company which extend to April 2009 (subject to automatic one-year renewal terms, for some agreements, unless either the Company or the officer gives timely written notice of termination prior to the end of the term). These agreements describe annual compensation as well as the compensation that we must pay upon termination of employment. The information provided in the table assumes that the officers remained employed for the current term of employment specified in their agreements (assuming no automatic renewal). Subsequent to the end of fiscal 2008, the Company executed an agreement with a newly hired officer with a base salary of $300,000, subject to cost of living increases and performance criteria. The agreement has an end-date of October 2011, subject to automatic renewal.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk. We are exposed to market risk from adverse changes in interest rates related to our investment of current cash and cash equivalents referred to as available for sale securities. The recent conditions in the global credit markets have caused auctions for these securities to fail and we have been unable to liquidate our positions. As of September 30, 2008, we recorded a $3.1 million loss from impairment related to these investments, leaving us available for sale securities with an estimated fair value of $6 million. There can be no assurance as to when, and for what amount, we may be able to liquidate our position in these securities. However, volatility in the credit markets could continue to negatively impact the timing of future liquidity related to these investments and lead to additional adjustments to their carrying value. Refer to Note 5 to the Consolidated Financial Statements included in this Report and “Risk Factors” set forth in Part I, Item 1A of this Report for more information.
We are also exposed to interest rate risk related to advances on our Line of Credit and our borrowings under the Senior Credit Agreement. Borrowings under the Senior Credit Agreement bear interest on a variable rate based upon either LIBOR or the lender’s alternative base rate, plus in each case an applicable margin, and advances under our Line of Credit accrue interest at LIBOR plus a margin of 1.50%. As of September 30, 2008, we had outstanding borrowings under the Senior Credit Agreement of $53.0 million and advances under the Line of Credit of $4.8 million. Based upon the outstanding balances of our variable-interest rate debt at September 30, 2008, and assuming market interest rates increase or decrease by 100 basis points, the potential annual increase or decrease in interest expense is approximately $578,000. For the year ended September 30, 2007, a hypothetical increase or decrease in interest rates by 100 basis points would have changed annual interest expense on our variable rate loans by approximately $1,850. The significant change in the interest rate expense to the Company is the result of a material increase in variable rate indebtedness during fiscal 2008. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes.
Refer to Note 5 to the Consolidated Financial Statements for more information regarding the Line of Credit, or Note 10 to the Consolidated Financial Statements for more information regarding the Senior Credit Agreement.
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
Notwithstanding these purchase contracts, REMC remains exposed to significant market risk. Natural gas prices have experienced significant fluctuations over the last few years. During 2008, natural gas prices spiked to record high prices. In prior years, natural gas prices trended down during 2007 and 2006 from high prices in 2005. The price changes are driven by several supply factors, including the increasing overall demand for natural gas from industrial users, which is affected, in part, by the general conditions of the United States economy, and other factors. Seasonal fluctuations exist within each year resulting from various supply and demand factors, such as the severity of winter and its affect on the consumer demand for heating, and the severity of summer and its affect on industrial demand by utilities for electrical generation, among other factors. Natural gas has been purchased at fixed prices and at market index prices, which are subject to price volatility. Changes in levels of natural gas prices and market prices of nitrogen-based products can materially affect REMC’s financial position and results of operations. A hypothetical increase of $0.10 per MMBTU of natural gas in either fiscal 2007 or 2008 could increase the cost to produce one ton of ammonia by approximately $3.50 which would result in a decrease in gross margin. REMC has experienced no difficulties in securing supplies of natural gas, however, natural gas is purchased at market prices and such purchases are subject to price volatility.

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

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(Thousands, Except Per Share Data)
For the 2008 Fiscal Year
Revenues	$47,461	$28,533	$60,374	$74,603
Gross profit	$10,278	$7,917	$17,567	$14,784
Loss from operations	$(23,427)	$(22,480)	$(6,977)	$(3,593)
Net loss from continuing operations	$(23,436)	$(22,812)	$(7,795)	$(8,935)
Net income from discontinued operations, net of tax (1)	$23	$16	$22	$30
Net loss	$(23,414)	$(22,796)	$(7,772)	$(8,905)
Dividends	$—	$—	$—	$—
Loss applicable to common stock	$(23,414)	$(22,796)	$(7,772)	$(8,905)
Loss from continuing operations per share	$(.142)	$(.138)	$(.047)	$(.054)
Loss from discontinued operations per share	$—	$—	$—	$.001
Loss per common share	$(.142)	$(.138)	$(.047)	$(.053)

For the 2007 Fiscal Year
Revenues	$35,430	$16,905	$50,399	$29,586
Gross profit	$3,747	$820	$9,231	$1,955
Loss from operations	$(11,483)	$(17,296)	$(6,941)	$(58,743)
Net loss from continuing operations	$(11,639)	$(17,178)	$(6,989)	$(59,061)
Net income from discontinued operations, net of tax (1)	$225	$—	$—	$—
Net loss	$(8,692)	$(17,178)	$(6,898)	$(58,949)
Dividends	$—	$—	$—	$—
Loss applicable to common Stock	$(8,692)	$(17,178)	$(6,898)	$(58,949)
Loss from continuing operations per share	$(.082)	$(.121)	$(.044)	$(.361)
Loss from discontinued operations per share	$.021	$—	$—	$.001
Loss per common share	$(.061)	$(.121)	$(.044)	$(.360)
The quarterly changes in net loss during fiscal 2008 and 2007 resulted from the variability in the gross margin from our nitrogen products manufacturing segment, and variability in research and development expenses primarily associated with the construction of the PDU. The quarterly fluctuations in gross margin were mainly driven by our nitrogen products manufacturing segment and were due to the impact of seasonality, increases in product sales prices and the volatility of natural gas prices. The fourth quarter was specifically impacted the impairment loss on the East Dubuque Plant conversion and by expensing the cost of our biannual scheduled temporary shutdown for maintenance.
As a result of the Company’s issuance of stock options, warrants and restricted stock units, the Company expensed $5,740,000 and $4,966,000 in fiscal 2008 and 2007, respectively. Of that amount, $4,802,000 and $4,464,000 was charged to compensation expense, and $938,000 and $502,000 was charged to consulting expense during fiscal 2008 and 2007, respectively. Refer to Note 15 to the Consolidated Financial Statements for further information about the Company’s adoption of SFAS 123(R).
The financial statements identified in Item 15 are filed as part of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
We have not had a change of independent auditors during our two most recent fiscal years or subsequent interim period.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures. The Company has established and currently maintains disclosure controls and procedures designed to ensure that material information required to be disclosed in its reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission and that any material information relating to the Company is recorded, processed, summarized and reported to its principal officers to allow timely decisions regarding required disclosures.
As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2008, due to the material weakness identified in the Company’s internal control over financial reporting described below. Notwithstanding the material weakness identified below, we performed additional detailed procedures and analysis and other post-closing procedures during the preparation of the Company’s consolidated financial statements, and our management has concluded that our consolidated financial statements contained in this report present fairly our financial condition, results of operations, and cash flows for the fiscal years covered thereby in all material respects in accordance with generally accepted accounting principles in the United States of America (“GAAP”).
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, future periods are subject to the risk that existing controls may become inadequate because of changes in conditions, or because the degree of compliance with the policies or procedures may deteriorate.
The Public Company Accounting Oversight Board’s Auditing Standard No. 5 defines a material weakness as a deficiency, or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
For the period ended September 30, 2008, management identified a material weakness in our internal control over financial reporting. Specifically, in connection with the implementation of our new Oracle financial accounting and enterprise resource planning system we discovered that we had a material weakness with regard to the preparation of purchase orders for equipment and services ordered for the PDU. Our conclusion regarding this material weakness was based on several factors including but not limited to the following discoveries:
•
our preparation of purchase orders for equipment and services ordered for the PDU required us to rely on methods other than the Oracle system to ensure that certain payables and accruals were accurately stated, and did not allow for evidence of approval of certain purchases in accordance with our internal policies;

•	in some cases, we did not properly prepare purchase orders for goods or services for the PDU, or appropriately enter such purchase orders into the Oracle system;

•	there were some instances of lack of approval of vendor timesheets during the construction of the PDU; and

•	untimely responses to requests for comparison of actual expenses to budgeted expenses.

Because of this material weakness, the Company’s management concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2008.
The Company’s internal control over financial reporting as of September 30, 2008 has been audited by Ehrhardt Keefe Steiner & Hottman, PC and they have issued an attestation report on the Company’s internal control over financial reporting.
Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2008 that materially affected, or were reasonably likely to affect, the Company’s controls over financial reporting.
In light of the material weakness described above, our management has implemented or intends to implement the following procedures to strengthen our internal controls;
•	We have already implemented procedures ensuring approval of vendor timesheets, improved processes to link work performed at the PDU to purchase orders and added resources to conduct budget analyses.

•
We are also implementing additional policies and procedures requiring the preparation of purchase orders in connection with the procurement of goods and services for the Company, and the timely response to requests for variance analysis from budget and other information. Among these policies and procedures, we will inform vendors that they are not permitted to render goods or services without an authorized purchase order from us, and we will not honor any invoice for which an authorized purchase order has not been provided.

•	In addition, we will provide our employees with additional training with respect to using our new Oracle system.
ITEM 9B. OTHER INFORMATION
Not applicable.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The information required by Item 10 regarding our directors, executive officers and audit committee is incorporated by reference from the information under the caption “Election of Directors” in our definitive proxy statement for our 2009 annual meeting of shareholders (the “Proxy Statement”) which we intend to file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.
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
Date: December 15, 2008
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ D. Hunt Ramsbottom
D. Hunt Ramsbottom,
Chief Executive Officer, President and Director
(principal executive officer)

Date: December 15, 2008

/s/ Dan J. Cohrs
Dan J. Cohrs,
Executive Vice President and Chief Financial Officer
(principal financial officer and principal accounting officer)

Date: December 15, 2008

/s/ Dennis L. Yakobson
Dennis L. Yakobson,
Chairman and Director

Date: December 15, 2008

/s/ Michael S. Burke
Michael S. Burke,
Director

Date: December 15, 2008

/s/ Michael F. Ray
Michael F. Ray,
Director

Date: December 15, 2008

/s/ Edward M. Stern
Edward M. Stern,
Director

Date: December 15, 2008

/s/ Ronald M. Sega
Ronald M. Sega,
Director

Date: December 15, 2008

/s/ Halbert S. Washburn
Halbert S. Washburn,
Director
Date: December 15, 2008

RENTECH, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Stockholders and Board of Directors
Rentech, Inc. and Subsidiaries
Los Angeles, California
We have audited the accompanying consolidated balance sheets of Rentech Inc. and Subsidiaries (the “Company”) as of September 30, 2008 and 2007, and the related consolidated statements of operations, stockholders’ (deficit) equity and comprehensive loss and cash flows for each of the years in the three-year period ended September 30, 2008. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rentech Inc. and Subsidiaries as of September 30, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2008 in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 14, 2008 expressed an adverse opinion on the Company’s internal control over financial reporting because of a material weakness.
/s/ Ehrhardt Keefe Steiner & Hottman PC
Denver, Colorado
December 14, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Stockholders and Board of Directors
Rentech, Inc. and Subsidiaries
Los Angeles, California
We have audited Rentech, Inc. and Subsidiaries (the “Company’s”) internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on that risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment:
The Company did not maintain effective controls over financial reporting with regard to the preparation of purchase orders for equipment and services ordered for the Product Demonstration Unit (“PDU”), which required the Company to rely on methods other than the Oracle system to ensure that certain payables and accruals were accurately stated, and did not allow for evidence of approval of certain purchases in accordance with Company internal policies. In some cases, the Company did not properly prepare purchase orders for goods or services for the PDU, or appropriately enter such purchase orders into the Oracle system. There were also some instances of lack of approval of vendor timesheets during the construction of the PDU and untimely responses to requests for comparison of actual PDU expenses to budgeted expenses.
This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended September 30, 2008, of the Company and this report does not affect our report on such financial statements.
In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of September 30, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended September 30, 2008 of the Company and our report dated December 14, 2008 expressed an unqualified opinion on those financial statements.
/s/ Ehrhardt Keefe Steiner & Hottman PC
Denver, Colorado
December 14, 2008

RENTECH, INC.
Consolidated Balance Sheets
(Stated in Thousands, Except Per Share Data)

	As of September 30,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$63,722	$33,692
Restricted cash, short-term	152	104
Available for sale securities (Note 5)	—	22,259
Accounts receivable, net of $692 (2008) and $126 (2007) allowance for doubtful accounts (Notes 6 and 18)	70,614	36,213
Inventories (Note 7)	29,491	13,611
Prepaid expenses and other current assets	2,399	4,197
Other receivables, net	43	2,508

Total current assets	166,421	112,584

Property, plant and equipment, net of accumulated depreciation of $20,760 (2008) and $12,227 (2007) (Note 8)	56,312	59,002

Construction in progress (Note 8)	19,548	4,192

Other assets
Other assets and deposits (Note 11)	8,309	6,923
Available for sale securities, non-current (Note 5)	6,000	—
Licensed technology and technology rights, net of accumulated amortization of $3,719 (2008) and $3,509 (2007) (Note 2)	—	210
Restricted cash, long-term	50	152

Total other assets	14,359	7,285

Total assets	$256,640	$183,063

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable	$8,256	$11,299
Accrued payroll and benefits	5,305	4,478
Accrued liabilities	10,057	10,476
Line of credit on available for sale securities (Notes 5 and 12)	4,758	—
Deferred revenue (Note 2)	120,709	46,982
Accrued interest	1,834	1,061
Accrued retirement payable (Note 13)	—	125
Convertible notes payable to related parties (Note 19)	—	181
Current portion of long-term debt (Note 10)	23	21

Total current liabilities	150,942	74,623

Long-term liabilities
Long-term debt, net of current portion (Note 10)	930	951
Term loan, long-term (Note 10)	53,000	—
Long-term convertible debt to stockholders (Note 11)	56,929	56,804
Advance for equity investment (Note 13)	7,892	7,892
Other long-term liabilities	36	81

Total long-term liabilities	118,787	65,728

Total liabilities	269,729	140,351

Commitments and contingencies (Notes 2, 12 and 13)
Stockholders’ (deficit) equity (Note 14)
Preferred stock — $10 par value; 1,000 shares authorized; 90 series A convertible preferred shares authorized and issued; no shares outstanding and $0 liquidation preference (2008 and 2007)	—	—
Series C participating cumulative preferred stock — $10 par value; 500 shares authorized; no shares issued and outstanding	—	—
Common stock — $.01 par value; 250,000 shares authorized; 166,688 (2008) and 163,805 (2007) shares issued and outstanding	1,667	1,638
Additional paid-in capital	241,110	233,447
Note receivable on sale of common stock	(606)	—
Accumulated deficit	(255,260)	(192,373)
Accumulated other comprehensive loss	—	—

Total stockholders’ (deficit) equity	(13,089)	42,712

Total liabilities and stockholders’ (deficit) equity	$256,640	$183,063

See Notes to Consolidated Financial Statements.

RENTECH, INC.
Consolidated Statements of Operations
(Stated in Thousands, Except Per Share Data)

	For the Years Ended September 30,
	2008	2007	2006
Revenues (Note 17)
Product sales	$210,293	$131,816	$44,398
Service revenues	678	504	119

Total revenues	210,971	132,320	44,517

Cost of sales
Product sales	151,667	115,262	44,077
Write down of inventory to market (Note 7)	8,650	644	—
Service revenues	108	661	—

Total cost of sales	160,425	116,567	44,077

Gross profit	50,546	15,753	440

Operating expenses
Selling, general and administrative expense	33,352	28,093	27,273
Depreciation and amortization	1,184	799	532
Research and development	64,477	43,127	12,054
Loss on impairment (Note 8)	9,482	38,197	—
Recovery of payment to vendor (Note 8)	(1,473)	—	—

Total operating expenses	107,022	110,216	39,859

Operating loss	(56,476)	(94,463)	(39,419)

Other income (expenses)
Interest and dividend income	1,849	2,800	2,027
Interest expense	(5,442)	(2,430)	(2,402)
Loss on investments (Notes 5 and 9)	(3,011)	—	(305)
(Loss)/gain on disposal of assets	(5)	(826)	100
Other income	120	52	87

Total other expense	(6,489)	(404)	(493)

Net loss from continuing operations before income taxes	(62,965)	(94,867)	(39,912)
Income tax expense (Note 16)	(13)	—	—

Net loss from continuing operations	(62,978)	(94,867)	(39,912)

Discontinued operations (Note 4):
Net income from discontinued operations net of tax of $11 (2007) and $49 (2006)	—	225	1,265
Gain on sale of discontinued operations, net of tax of $0 (2008, 2007 and 2006)	91	2,925	—

	91	3,150	1,265

Net loss	$(62,887)	$(91,717)	$(38,647)
Cash dividends paid to preferred stockholders	—	—	(75)

Net loss applicable to common stockholders	$(62,887)	$(91,717)	$(38,722)

Basic and diluted (loss) income per common share:
Continuing operations, including dividends	$(.381)	$(.627)	$(.314)
Discontinued operations	.001	.021	.010

Basic and diluted loss per common share	$(.380)	$(.606)	$(.304)

Basic and diluted weighted-average number of common shares outstanding	165,480	151,356	127,174

See Notes to Consolidated Financial Statements.

RENTECH, INC.
Consolidated Statements of Stockholders’ (Deficit) Equity and Comprehensive Loss
(Stated in Thousands)

										Accumulated
	Convertible Preferred Stock						Additional			Other	Total
	Series A		Series C		Common Stock		Paid-in	Notes	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Income (Loss)	(Deficit) Equity

Balance, September 30, 2005	59	$590	—	—	110,121	$1,101	$94,589	$—	$(62,009)	$—	$34,271
Common stock issued for cash net of offering costs of $4,372 (Note 14)	—	—	—	—	18,400	184	58,004	—	—	—	58,188
Common stock issued for cash on options and warrants exercised (Note 14)	—	—	—	—	5,394	54	6,967	—	—	—	7,021
Common stock issued for conversion of convertible notes (Notes 11 and 14)	—	—	—	—	3,157	32	2,944	—	—	—	2,976
Beneficial conversion feature of convertible notes (Note 14)	—	—	—	—	—	—	875	—	—	—	875
Common stock issued for options exercised using deferred compensation and retirement payable (Note 14)	—	—	—	—	426	4	389	—	—	—	393
Stock based compensation issued for services (Note 15)	—	—	—	—	—	—	10,015	—	—	—	10,015
Restricted stock units issued for services (Note 15)	—	—	—	—	—	—	1,570	—	—	—	1,570
Restricted stock units settled in shares (Note 15)	—	—	—	—	18	—	—	—	—	—	—
Preferred stock converted into common stock (Note 14)	(59)	(590)	—	—	4,259	43	547	—	—	—	—
Cash dividends paid on preferred stock (Note 14)	—	—	—	—	—	—	(75)	—	—	—	(75)
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(38,647)	—	(38,647)
Other comprehensive income:
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	—	—	—	—	(2)	(2)

Balance, September 30, 2006	—	$—	—	$—	141,775	$1,418	$175,825	$—	$(100,656)	$(2)	$76,585

Common stock issued for cash net of offering costs of $3,202 (Note 14)	—	—	—	—	20,092	201	51,448	—	—	—	51,649
Common stock issued for cash on options and warrants exercised (Note 14)	—	—	—	—	1,526	15	1,892	—	—	—	1,907
Stock based compensation issued for services (Note 15)	—	—	—	—	—	—	1,834	—	—	—	1,834
Restricted stock units issued for services (Note 15)	—	—	—	—	—	—	3,132	—	—	—	3,132
Restricted stock units surrendered for withholding taxes payable (Note 15)	—	—	—	—	—	—	(680)	—	—	—	(680)
Restricted stock units settled in shares (Note 14)	—	—	—	—	412	4	(4)	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(91,717)	—	(91,717)
Other comprehensive income:
Unrealized gain on marketable securities, net of tax	—	—	—	—	—	—	—	—	—	2	2

Balance, September 30, 2007	—	$—	—	$—	163,805	$1,638	$233,447	$—	$(192,373)	$—	$42,712

Common stock issued for cash and notes receivable (Note 14)	—	—	—	—	400	4	604	(606)	—	—	2
Common stock issued for cash on options and warrants exercised (Note 14)	—	—	—	—	1,377	14	1,597	—	—	—	1,611
Common stock issued for conversion of note payable (Note 14 and 19)	—	—	—	—	348	3	186	—	—	—	189
Stock based compensation issued for services (Note 15)	—	—	—	—	—	—	1,869	—	—	—	1,869
Restricted stock units issued for services (Note 15)	—	—	—	—	—	—	3,871	—	—	—	3,871
Restricted stock units surrendered for withholding taxes payable (Note 15)	—	—	—	—	—	—	(456)	—	—	—	(456)
Restricted stock units settled in shares (Note 14)	—	—	—	—	758	8	(8)	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(62,887)	—	(62,887)

Balance, September 30, 2008	—	$—	—	$—	166,688	$1,667	$241,110	$(606)	$(255,260)	$—	$(13,089)

See Notes to Consolidated Financial Statements.

RENTECH, INC.
Consolidated Statements of Cash Flows
(Stated in Thousands, Except Per Share Data)

	For the Years Ended September 30,
	2008	2007	2006
Cash flows from operating activities
Net loss	$(62,887)	$(91,717)	$(38,647)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	9,364	8,051	3,711
Amortization	210	258	258
Impairment of assets (Note 8)	9,482	38,197	—
Recovery of payment to vendor	(1,473)	—	—
Utilization of spare parts	1,000	1,120	—
Bad debt expense	571	—	—
Loss on disposal of fixed assets	5	826	84
Non-cash interest expense	1,348	748	937
Non-cash marketing expense	380	—	—
Loss on investments (Notes 5 and 9)	3,011	—	305
Write-off of acquisition costs, debt issue costs and offering costs	—	—	355
Write-down of inventory to market	8,650	644	—
Options for common stock issued for services	1,055	1,834	1,610
Warrants for common stock issued for services	814	—	8,405
Restricted stock units issued for services	3,871	3,132	1,570

Gain on sale of subsidiaries	(91)	(2,793)	—
Changes in operating assets and liabilities
Accounts receivable	(34,972)	(30,817)	(5,492)
Other receivables and receivable from related party	2,465	(54)	254
Inventories	(24,530)	(1,839)	789
Prepaid expenses and other assets	3,685	(1,440)	(700)
Accounts payable	(4,016)	6,581	3,726
Accrued retirement payable	(125)	(531)	(906)
Deferred revenue	73,727	42,541	4,857
Accrued interest expense	773	8	1,062
Accrued liabilities, accrued payroll and other	(461)	9,570	2,210

Net cash used in operating activities	(8,144)	(15,681)	(15,612)

Cash flows from investing activities
Purchases of available for sale securities	(513)	(36,486)	(30,285)
Proceeds from sales of available for sale securities	13,762	44,512	—
Purchases of property, plant and equipment	(7,684)	(11,487)	(1,271)
Purchases for construction in progress	(23,305)	(39,568)	(3,927)
Deposits and other assets	707	(2,374)	—
Proceeds from sale of subsidiary	—	5,398	—
Acquisition of REMC (Note 3)	—	—	(70,773)
Acquisition of RETC, net of cash received (Note 3)	—	—	(1,345)
Other items	150	182	75

Net cash used in investing activities	(16,883)	(39,823)	(107,526)

See Notes to Consolidated Financial Statements.

RENTECH, INC.
Consolidated Statements of Cash Flows — Continued
(Stated in Thousands, Except Per Share Data)

	For the Years Ended September 30,
	2008	2007	2006
Cash flows from financing activities
Proceeds from term loan, net	49,903	—	—
Proceeds from line of credit on available for sale securities, net	4,758	—	—
Proceeds from issuance of common stock and warrants	2	54,851	62,560
Payments of offering costs	—	(3,202)	(4,372)
Proceeds from options and warrants exercised	1,611	1,907	7,021
Payment of debt issuance costs	(453)	—	(4,371)
Payments on notes payable for financed insurance premiums	(745)	—	—
Proceeds from advance for equity investment, net	—	7,892	—
Proceeds from grant and interest earned on grant proceeds	—	2,265	—
Payments of financial advisory fees	—	(1,044)	(1,750)
Receipt of stock subscription receivable	—	—	12,255
Proceeds from issuance of convertible debt	—	—	57,500
Payments on line of credit, net	—	—	(499)
Payment of dividends on preferred stock	—	—	(75)
Payments on long-term debt and notes payable	(19)	(39)	(3,286)

Net cash provided by financing activities	55,057	62,630	124,983

Increase in cash	30,030	7,126	1,845
Cash and cash equivalents, beginning of year	33,692	26,566	24,721

Cash and cash equivalents, end of year	$63,722	$33,692	$26,566

For the fiscal years ended September 30, 2008, 2007 and 2006, the Company made certain cash payments as follows:

	For the Years Ended September 30,
	2008	2007	2006
Cash payments of interest
From continuing operations, net of capitalized interest of $596 (2008), $698 (2007) and $30 (2006)	$3,894	$1,660	$596
From discontinued operations	—	2	39

Total cash payments of interest	$3,894	$1,662	$635

Cash payments of income taxes from continuing operations	$32	$—	$—
Excluded from the statements of cash flows were the effects of certain non-cash financing and investing activities as follows:

	For the Years Ended September 30,
	2008	2007	2006
Payment of loan fees through reduction of proceeds	$3,097	$—	$—
Purchase of insurance policies financed with notes payable	1,719	—	1,928
Issuance of common stock for notes receivable	606	—	—
Restricted stock units surrendered for withholding taxes payable	456	680	—
Issuance of common stock for debt conversion	189	—	—
Inventory transfers under product exchange agreement, net	—	2,427	—
Receivable on disposal of fixed asset	—	81	—
Mark available for sale securities to market	—	2	(2)
Issuance of common stock from conversion of preferred stock	—	—	5,900
Issuance of common stock for conversion of convertible notes payable	—	—	2,976
Beneficial conversion feature	—	—	875
Issuance of common stock for option exercised using deferred compensation and retirement payable	—	—	393
Purchase of property, plant and equipment financed with a note payable	—	—	52
See Notes to Consolidated Financial Statements.

RENTECH, INC.
Notes to Consolidated Financial Statements
Note 1 — Description of Business
Description of Business
The vision of Rentech, Inc. (“Rentech”, “we”, or “the Company”) is to be a global provider of clean energy solutions. Incorporated in 1981, the Company is pursuing the worldwide deployment of the Rentech Process by both project development and licensing. The Rentech Process, based on Fischer-Tropsch chemistry, is a patented and proprietary technology that efficiently and economically converts synthesis gas (syngas), which can be manufactured from a wide variety of waste, biomass and fossil resources, into hydrocarbons. These hydrocarbons can be processed and upgraded into ultra-clean synthetic fuels such as military and commercial jet fuels and ultra low sulfur diesel as well as specialty waxes and chemicals. We also own an operating natural gas-based nitrogen fertilizer manufacturing plant in Illinois.
The Rentech Process is carbon dioxide capture-ready. A third-party commissioned lifecycle analysis of the carbon dioxide emissions from the production of fuels from the Rentech Process indicates that with carbon capture and sequestration, these emissions are substantially lower than those generated in the production of petroleum-derived fuels. Therefore, fuels produced from our process are among the most greenhouse gas friendly transportation fuels available in the country.
We are doing a significant amount of work in preparation for the global commercialization of the Rentech Process. In 2008, Rentech began operations at our Product Demonstration Unit (PDU) located in Commerce City, Colorado. This facility is the only operating synthetic transportation fuels facility in the United States. We have produced quantities of products at the PDU’s design capacity of approximately 420 gallons per day of ultra-clean synthetic fuels and specialty waxes and chemicals during a nearly 800 hour continuous production run. The Company has shipped samples of our products for testing to potential customers.
The Company’s deployment strategy includes both development of facilities and licensing of the Rentech Process. The development model involves Rentech developing, co-owning and operating biomass-fed, fossil-fed and a combination of biomass and fossil-fed synthetic fuels and chemicals facilities utilizing the Rentech Process. We believe we will be able to leverage into future projects the experience we gain through engineering, designing and constructing early facilities, thereby reducing the required capital and technical resources for each subsequent project. We intend to develop standard designs that are both replicable and scalable. The licensing model consists of licensing the Rentech Process to parties throughout the world for the development of facilities that produce synthetic fuels and/or specialty waxes and chemicals, thereby expanding the deployment opportunities for our technology.
We believe that we need to develop the pioneer commercial scale synthetic fuels and chemicals projects in the United States. As such, Rentech has a pipeline of standalone biomass, fossil-fed and a combination of biomass and fossil-fed commercial scale synthetic fuels and chemicals projects. These projects are in various stages of development. We are also actively pursuing a number of licensing opportunities domestically and internationally including regions such as India, China, Australia and Europe.
Our principal research and development efforts at our laboratory are focused on increasing the efficiency of our catalyst as well as the separation of catalyst from the wax. These technology activities are centered at the PDU, where we have skilled technical, engineering and operating teams that work at our development and testing laboratories. The laboratory contains equipment and support facilities that provide us with resources for the continued development and testing of the Rentech Process as well as complementary technologies for additional applications and performance enhancements.
Acquired in April 2006, our wholly-owned subsidiary, Rentech Energy Midwest Corporation (REMC), located in East Dubuque, Illinois manufactures and sells natural gas-based nitrogen fertilizer products including ammonia, urea ammonia nitrate, urea granule and urea solution to the corn-belt region of the United States. REMC provides significant cash flow to the Company. We are considering opportunities to enhance the efficiency of the plant to further capitalize on the strong demand for fertilizer in the corn-belt region. We have also largely completed the design and engineering work to convert REMC to coal gasification should economic and public policy factors favor the conversion.
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
Our nitrogen products manufacturing segment and our customers’ businesses are seasonal, based on the planting, growing, and harvesting cycles. For the East Dubuque Plant we analyzed seasonality based on an average of the most recent three fiscal years including periods prior to our acquisition of its business in April 2006. For the average of the most recent three years’ product sales tonnage, 32.3% occurred during the third quarter of each fiscal year (April through June) and 85.1% occurred during the first, third and fourth quarters (April through December). Comparatively, for fiscal 2008, 26.4% occurred during the third quarter and 84.0% of our product sales tonnage occurred during the first, third and fourth quarters.
As a result of the seasonality of sales, we experience significant fluctuations in our revenues, income and net working capital levels. In addition, weather conditions can significantly vary quarterly results. Our receivables are seasonal since our customers operate on a crop year and payments are cyclical throughout the year.
Significant Customers
On April 26, 2006, the Company’s subsidiary, RDC, entered into a Distribution Agreement with Royster-Clark Resources, LLC, who subsequently assigned the agreement to Agrium. The Distribution Agreement is for a five year period, subject to renewal options. Pursuant to the Distribution Agreement, Agrium is obligated to use commercially reasonable efforts to promote the sale of, and solicit and secure orders from its customers for nitrogen fertilizer products comprised of anhydrous ammonia, granular urea, urea ammonium nitrate solutions, nitric acid and related nitrogen-based products manufactured at the East Dubuque Plant, and to purchase from the Company’s subsidiary, REMC, nitrogen fertilizer products manufactured at the facility for prices to be negotiated in good faith from time to time. For the fiscal years ended September 30, 2008, 2007 and 2006, the Distribution Agreement accounted for 82%, 71%, and 95%, respectively, of net revenues from continuing operations. Agrium had an outstanding accounts receivable balance that accounted for 88% and 79% of the total consolidated accounts receivable balance of the Company as of September 30, 2008 and 2007, respectively. REMC employs personnel who negotiate sales with other customers and these transactions are not subject to the terms of the Distribution Agreement.
Under the Distribution Agreement, REMC pays commissions to Agrium not to exceed $5 million per year on applicable gross sales. Product sales revenue is presented net of the gross product sales and commissions. The commission rate was 2% during the first year of the agreement and increases by 1% on each anniversary date of the agreement up to a maximum rate of 5%. For the fiscal years ended September 30, 2008, 2007 and 2006, the effective commission rate associated with sales under the Distribution Agreement was 3.5%, 2.7% and 2.0%.
Unionized Employees
REMC employs certain workers that are members of the United Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”) Local No. 1391. At September 30, 2008, 63% of REMC’s employees were subject to a collective bargaining agreement. On October 17, 2006 members of the UAW Local No. 1391 ratified a six year agreement that is effective until October 17, 2012.
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

Market Risk
The Company is impacted by a number of market risk factors. The primary raw material component of the nitrogen products manufactured at the East Dubuque Plant is natural gas. Market risks are associated with the prevailing prices for natural gas and the finished goods that are produced. The Company also has debt obligations with market risks associated with variable interest rates.
Additionally, the Company invests a portion of its cash in available for sale securities which are subject to market fluctuations. These investments have included U.S. government, federal agency and municipal notes and bonds, corporate bonds, asset-backed securities, auction rate securities, other investment-grade marketable debt securities and money market securities. Refer to Note 5 to the Consolidated Financial Statements for more information.
Fair Value of Financial Instruments
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value. Fair values of receivables, other current assets, accounts payable, accrued liabilities and other current liabilities were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value or they are receivable or payable on demand.
Through fiscal 2007 and much of fiscal 2008, the fair value of available for sale securities was estimated by our investment custodians using market rates and their proprietary pricing models. As of September 30, 2008, and in the absence of any readily available market-based valuation, the fair value amount of available for sale securities was estimated to be the midpoint between the principal amount of the line of credit collateralized by the portfolio and the principal amount of the line of credit plus an exposure factor that limited aggregate borrowings of the portfolio. Refer to Note 5 to the Consolidated Financial Statements for more information.
The carrying amount of convertible debt and other debt outstanding also approximates their fair value as of September 30, 2008, 2007 and 2006 because interest rates on these instruments approximate the interest rate on debt with similar terms available to the Company.
Revenue Recognition
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
Natural gas, though not purchased for the purpose of resale, occasionally is sold under certain circumstances. Natural gas is sold when contracted quantities received are in excess of production and storage capacities, in which case the sales price is recorded in product sales and the related cost is recorded in cost of sales. Natural gas is also sold with a simultaneous gas purchase in order to receive a benefit that reduces raw material cost, in which case the net of the sales price and the related cost of sales are recorded within cost of sales.
Technical service revenues from our alternative fuels segment are recognized as the services are provided during each month. Revenues from feasibility studies are recognized based on the terms of the services contract.
Rental income from our alternative fuels segment is recognized monthly as per the lease agreement, and is included in the alternative fuels segment as a part of service revenues.
Deferred Revenue
The Company records a liability for deferred revenue upon execution of product prepayment contracts, which create obligations for delivery of product within a specified period of time in the future. The terms of these product prepayment contracts require payment in advance of delivery. The Company also records a product prepayment contract receivable upon execution of the contract until the related cash payment is received. The Company recognizes revenue related to the product prepayment contracts and relieves the liability for deferred revenue when products are shipped. A significant portion of the revenue recognized during any period may be related to prepayment contracts, for which cash was collected during an earlier period, with the result that a significant portion of revenue recognized during a period may not generate cash receipts during that period. As of September 30, 2008 and 2007, deferred revenue was $120,709,000 and $46,982,000, respectively.

Cost of Sales
Cost of sales are primarily comprised of manufacturing costs related to the Company’s nitrogen fertilizer products. Cost of sales expenses include: direct materials, direct labor, indirect labor, employee fringe benefits, depreciation on plant machinery and other costs, including shipping and handling charges incurred to transport products sold.
Natural Gas
The Company enters into short-term contracts to purchase physical supplies of natural gas in fixed quantities at both fixed and indexed prices. We anticipate that we will physically receive the contract quantities and use them in the production of fertilizer and industrial products or sell it with a simultaneous purchase that includes a benefit that reduces raw material cost. We believe it probable that the counterparties will fulfill their contractual obligations when executing these contracts. Natural gas purchases, including the cost of transportation to the East Dubuque Plant, are recorded at the point of delivery into the pipeline system. When natural gas is sold due to contracted quantities received being in excess of production and storage capacities, the sales price is recorded in product sales and the related cost is recorded in cost of sales. When natural gas is sold with a simultaneous gas purchase, the net of the sales price and the related cost of sales are recorded within cost of sales.
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
Inventories are stated at the lower of cost or estimated net realizable value. The cost of inventories is determined using the first-in first-out method. The estimated net realizable value is based on customer orders, market trends and historical pricing. The Company performs a quarterly analysis of its inventory balances to determine if the carrying amount of inventories exceeds their net realizable value. If the carrying amount exceeds the estimated net realizable value, the carrying amount is reduced to the estimated net realizable value. Inventories are periodically reviewed to determine if a reserve for obsolete, deteriorated, excess or slow moving items is required, and as of September 30, 2008 and 2007 no such inventory reserve was necessary. The Company allocates fixed production overhead costs to inventory based on the normal capacity of its production facilities and unallocated overhead costs are recognized as expense in the period incurred.
Spare Parts
Spare parts are maintained by REMC to reduce the length of possible interruptions in plant operations from an infrastructure breakdown at the East Dubuque Plant. The spare parts may be held for use for many years before the spare parts are used. As a result, they are capitalized as a fixed asset at cost and are depreciated on a straight-line basis over the useful life of the related equipment until the spare parts are installed. When spare parts are utilized, the net book values of the assets are charged to earnings as a cost of sale. Periodically, the spare parts are evaluated for obsolescence and impairment and if the value of the spare parts is impaired, it is charged against earnings.
Cash and Cash Equivalents
The Company considers highly liquid investments purchased with original maturities of three months or less, money market accounts and deposits in financial institutions to be cash equivalents. Cash equivalents are recorded at cost, which approximates fair value.
Restricted Cash
Restricted cash is comprised of cash that has been pledged as collateral for future tax liabilities that may arise as a result of the November 2006 sale of Petroleum Mud Logging, Inc. (“PML”), and cash that is collateral to secure an outstanding letter of credit which backs a portion of the Company’s obligations under its lease for office space in Los Angeles. Restricted cash pledged for less than one year is classified as a short-term asset and restricted cash that has been pledged as collateral for over one year has been classified as a long-term asset.

Available for Sale Securities
The Company classifies its securities as available for sale in accordance with the SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” These investments are comprised of auction rate securities, U.S. government, federal agency and municipal notes and bonds, corporate bonds, asset-backed securities, other investment-grade marketable debt securities and money market investments. Available for sale securities are classified as current or noncurrent based on the Company’s ability to readily redeem the securities into cash for current operations. The Company reports its available for sale securities at fair value with the unrealized losses reported in other comprehensive loss and excluded from earnings. The Company recognizes an impairment charge when there is a decline in the estimated fair value of its investments below the cost basis and such decline is not considered to be temporary. The specific identification method is used to determine the cost of notes and bonds disposed of. Refer to Note 5 to the Consolidated Financial Statements for more information.
Accounts Receivable
Our accounts receivable balance primarily consists of product prepayment contract receivables. Trade receivables are initially recorded at fair value based on the sale of goods to customers and are stated net of allowances. Product prepayment contract receivables are recorded upon execution of sales contracts, which create an obligation for delivery of a product within a specified period of time in the future. The terms of these product prepayment contracts require payment in advance of delivery. A deferred revenue liability is recorded upon execution of product prepayment contracts. Deferred revenue is recognized as revenue when customers take ownership of the product upon shipment from the East Dubuque Plant or its leased facility. Product prepayment contract receivables that are deemed uncollectible, based on our allowance for doubtful accounts policy, are written off against the deferred revenue liability.
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
Property, Plant and Equipment
Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation expense is calculated using the straight-line method over the estimated useful lives of the assets, as follows:

Type of Asset	Estimated Useful Life
Building and building improvements	15-40 years
Machinery and equipment	5-10 years
Furniture, fixtures and office equipment	7-10 years
Computer equipment and software	3-7 years
Vehicles	3-5 years
Spare parts	Useful life of the spare parts or the related equipment
Leasehold improvements	Useful life or remaining lease term whichever is shorter
Ammonia catalyst	3-10 years
Platinum catalyst	Based on units of production
Significant renewals and betterments are capitalized. Costs of maintenance and repairs are expensed as incurred. When property, plant and equipment is retired or otherwise disposed of, the asset and accumulated depreciation or amortization are removed from the accounts and the resulting gain or loss is reflected in operating expenses.

Construction in Progress
We track project development costs and capitalize those costs after a project has completed the scoping phase and enters the feasibility phase. We also capitalize costs for improvements to the existing machinery and equipment at our East Dubuque Plant and certain costs associated with our information technology initiatives. We do not depreciate construction in progress costs until the underlying assets are placed into service.
We suspended development on the conversion of the East Dubuque Plant during the first quarter of fiscal 2008. Capitalized costs incurred through September 30, 2007 were impaired under SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” Costs incurred winding down the REMC conversion project during fiscal 2008 were capitalized as construction in progress with a corresponding increase in impairment.
Long-Lived Assets
Long-lived assets, construction in progress and identifiable intangible assets are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected future cash flow from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized and measured using the asset’s fair value. During fiscal 2008 and 2007, the Company recognized impairment losses of $9,482,000 and $38,197,000, respectively, on assets associated with the suspended development of the conversion at the East Dubuque Plant. Refer to Note 8 to the Consolidated Financial Statements for additional information on the impairment losses.
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
We implemented a financial accounting and enterprise resource planning system which was placed in service during the second quarter of fiscal 2008. Capitalized costs of the system were $1,889,000 which will be amortized over the estimated five year life. Comparatively, at September 30, 2007, the capitalized costs of the system were $1,116,000.
Grants
Grants received are recorded as a reduction of the cost of the related project when there is reasonable assurance that the Company will comply with the conditions attached to them, and funding under the grant is receivable. Grants that compensate the Company for the cost of property, plant and equipment are recorded as a reduction to the cost of the related asset and are recognized over the useful life of the asset by reducing depreciation expense. The impairment on the conversion at the East Dubuque Plant previously discussed, included $2,200,000 of grant funds received for which the Company believes it fulfilled all obligations.
Licensed Technology and Technology Rights
Licensed technology represents costs incurred by the Company in fiscal 1993 primarily for the retrofit of a facility used for demonstrating the Company’s proprietary technology to prospective licensees. These capitalized costs were carried at the lower of amortized cost or net realizable value and were amortized using the straight-line method over fifteen years. The Company recorded $210,000, $229,000 and $229,000 in amortization expense for licensed technology during the years ended September 30, 2008, 2007 and 2006, respectively, resulting in the full amortization of the asset as of September 30, 2008.
Technology rights were recorded at cost and were amortized using the straight-line method over a ten-year estimated life. We recorded $0, $29,000 and $29,000 of amortization from expense for technology rights for the years ended September 30, 2008, 2007 and 2006, respectively. Technology rights became fully amortized during fiscal 2007.
Assets Held for Sale
The Company sold its subsidiary, PML, during the first quarter of fiscal 2007. Accordingly, for the fiscal year ended September 30, 2006 the Company presented PML as a discontinued operation, and PML’s results of operations were segregated from continuing operations for all years presented.

Advance for Equity Investment
On May 25, 2007, the Company entered into a development cost sharing and equity option agreement with PVF. Under the agreement, PVF agreed to fund the lesser of $10.0 million or 20% of the development costs for our proposed conversion project at the East Dubuque Plant. In consideration for PVF’s payment of development costs, we granted PVF an option to purchase up to 20% of the equity interest in the Project for a purchase price equal to 20% of the equity contributions made to the Project at the closing of the project financing, less the amount of development costs paid by PVF as of such time. In the first quarter of fiscal 2008, the Company’s Board of Directors decided to suspend development of the conversion of the East Dubuque Plant. Neither the Company nor PVF have terminated the Equity Option Agreement, and as such, the liability for the advance for equity investment remained on the Consolidated Balance Sheet. Refer to Note 13 to the Consolidated Financial Statements for more information.
Stock Based Compensation
Effective October 1, 2005, the Company adopted the provisions of No. 123(R), “Share-Based Payment” using the modified-prospective transition method. Under this transition method, stock based compensation expense includes compensation expense for all stock based compensation awards granted subsequent to September 30, 2005 based on grant-date fair value estimated in accordance with the provisions of SFAS 123(R) and SAB 107. Refer to Note 15 to the Consolidated Financial Statements for more information.
Leases
The Company evaluates its lease agreements to determine if they should be capitalized or expensed. As of September 30, 2008, 2007 and 2006, the Company had not executed any lease agreements that meet the criteria of a capital lease and therefore all lease costs were expensed. Refer to Note 13 to the Consolidated Financial Statements for more information.
Advertising Costs
The Company recognizes advertising expense when incurred. Advertising expense was not significant for the fiscal years ended September 30, 2008, 2007 and 2006.
Research and Development Expenses
Research and development expenses include direct materials, direct labor, indirect labor, fringe benefits and other costs incurred to develop and refine certain technologies employed in each respective operating segment. These costs are expensed as incurred.
Our technology activities are centered at the PDU, where we have skilled technical, engineering and operating teams that work at our development and testing laboratories. The laboratory contains equipment and support facilities that provide us with resources for the continued development and testing of the Rentech Process as well as complementary technologies for additional applications and performance enhancements. In addition, the facilities allow us to conduct online analysis of feedstocks and products. For the fiscal years ended September 30, 2008, 2007 and 2006, the Company incurred research and development expenses of $57.0 million, $34.1 million and $10.1 million, respectively, related to the construction, commissioning, start up and operation of the PDU.
Our principal research and development efforts at our laboratory are focused on increasing the efficiency of our catalyst as well as the separation of catalyst from the wax. Our research efforts are also focused on supporting our goal of achieving commercial use of the Rentech Process with as many types of carbon feedstocks as are available. The PDU is instrumental in these areas as well as providing samples of our products to potential customers for commercial product off-take agreements.

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
On October 1, 2007, the Company adopted the provisions of FASB FIN No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s consolidated financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company recognize in its consolidated financial statements, only those tax positions that are “more-likely-than-not” of being sustained as of the adoption date, based on the technical merits of the position. As a result of the implementation of FIN 48, the Company performed a comprehensive review of its material tax positions in accordance with recognition and measurement standards established by FIN 48. Refer to Note 16 to the Consolidated Financial Statements for additional information.
Comprehensive Loss
Comprehensive loss is comprised of two components: net loss and other comprehensive loss which includes all changes to the Consolidated Statement of Stockholders’ (Deficit) Equity and Comprehensive Loss, except those changes made due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the fiscal years ended September 30, 2008, 2007 and 2006, the Company’s total comprehensive losses were $62.9 million, $91.7 million and $38.7 million, respectively.
Net Loss Per Common Share
SFAS No. 128, “Earnings Per Share” provides for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per share includes no dilution and is calculated by dividing loss applicable to common stock by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. Other comprehensive net loss for each year was insignificant.
For the years ended September 30, 2008, 2007, and 2006, certain shares as detailed below were excluded from the calculation of diluted loss per share because their effect was anti-dilutive.

	As of September 30,
	2008	2007	2006
	(Shares, in millions)
Stock options	3.8	3.9	4.4
Stock warrants	11.3	14.5	11.2
Restricted stock units	2.8	1.6	1.6
Convertible debt	14.3	14.7	14.7

	32.2	34.7	31.9

Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This standard clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 is effective for consolidated financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB provided a one year deferral for the implementation of SFAS No. 157 for non-financial assets and liabilities recognized or disclosed at fair value on a non-recurring basis. Under the Emergency Economic Stabilization Act of 2008 that was signed into law in October 2008, the SEC is performing a study of “mark-to-market” accounting. Management does not expect SFAS No. 157, nor the potential impacts to it from the SEC’s study, to have a material impact on the Company’s financial condition or results of operations.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with the objective of improving financial reporting by mitigating volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of SFAS No. 159 are effective for the Company’s fiscal year beginning October 1, 2008. We do not expect that the adoption of this statement will have an impact on the Company’s consolidated financial position, results of operations and disclosures.

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
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” This standard improves the relevance, comparability and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way. Additionally, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption of this standard is prohibited. In the absence of any noncontrolling (minority) interests, management does not currently expect SFAS No. 160 to have a material impact on the Company’s financial condition or results of operations.
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

Note 3 — Business Acquisitions
Rentech Energy Midwest Corporation
On April 26, 2006, the Company acquired all of the issued and outstanding common shares of Royster-Clark Nitrogen, Inc. (“RCN”), located in East Dubuque, Illinois, for a purchase price of $70,773,000. Following our purchase, this entity was renamed Rentech Energy Midwest Corporation (“REMC”). REMC manufactures nitrogen-based fertilizers. The acquisition was accounted for under the purchase method of accounting. All assets and liabilities of RCN were recorded based on their estimated fair values. The net assets acquired from RCN were as follows:

As of
April 26, 2006
(Thousands)
Current assets	$16,348
Property, plant and equipment	54,510
Other assets	1,703
Current liabilities	(1,788)

Total purchase price	$70,773

Rentech Energy Technology Center, LLC
On October 7, 2005, Rentech Development Corporation (“RDC”) purchased the remaining 50% ownership interest in Sand Creek Energy, LLC for a purchase price of $1,400,000. During fiscal 2007, this entity was renamed Rentech Energy Technology Center, LLC (“RETC”). RETC owns the 17-acre site located in Commerce City, Colorado, where the Company has constructed the Product Demonstration Unit and research and development facility.
Note 4 — Discontinued Operations
As the Company has focused its efforts and resources on its long-term business plan to commercialize Rentech’s Fischer-Tropsch technology, it has divested non-core subsidiaries. Effective with the sale dates noted below, these businesses were reflected as discontinued operations in the consolidated statements of operations. All prior period results have been reclassified to reflect this presentation.
In March 2005, Rentech entered into a Stock Purchase Agreement with Zinsser Co., Inc. (“Zinsser”) for the sale by Rentech of all of its interest in the stock of OKON. Rentech was paid $1.7 million at the closing. In addition, Rentech was to be paid an additional $300,000 in monthly payments at the rate of seven percent of gross sales of future products sales that were based on formulations and product technologies that OKON owned at the time of sale. As of September 30, 2007, we had collected the $300,000 in full. The terms of the agreement provide that Rentech is obligated to indemnify Zinsser Co., Inc. against any unknown environmental liabilities incurred up to the date of sale as well as for certain product liability claims. During fiscal 2005, Rentech accrued $75,000 for potential product liability claims which was recorded as a separate component of loss from discontinued operations for the year ended September 30, 2005. In the absence of any identified product liability claims, the $75,000 was reversed in fiscal 2007.
Effective August 1, 2005, the Company sold its 56% ownership interest in REN Testing Corporation (“REN”) to REN Holding Corporation, (“RHC”) an Oklahoma corporation, consisting of a management group previously involved in REN. The sales price of the transaction was $1,175,000, payable in the form of earn-out payments based on RHC’s cash receipts for sales and services from REN’s customers. The earn-out payments are based on 5% of REN’s qualified cash receipts up to the first $2,500,000 per year and 10% of qualified cash receipts in excess of $2,500,000 per year. The earn-out payment will continue indefinitely until Rentech collects the $1,175,000. As of September 30, 2008, the Company had collected $396,000 of this amount and had recorded $130,000 of the remaining receivable in current assets as other receivables. Comparatively, as of September 30, 2007, the Company had collected $305,000 of this amount and had recorded $150,000 of the remaining receivable in current assets as other receivables. In addition, we recorded a reserve against the earn-out receivable due to uncertainty surrounding the estimation of collections. The balance of the reserve was $779,000 and $870,000 as of September 30, 2008 and 2007, respectively. Pursuant to the terms of the agreement, the buyer was responsible for all contingent liabilities that existed or might be incurred after the date of disposal.
Petroleum Mud Logging, LLC (“PML”), a provider of well logging services to the oil and gas industry was a wholly owned subsidiary of the Company and represented our oil and gas field services segment. On November 15, 2006, Rentech entered into an Equity Purchase Agreement (“Purchase Agreement”) with PML Exploration Services, LLC, a Delaware limited liability company (“PML Exploration”), pursuant to which we sold all of the equity securities of PML to PML Exploration. PML Exploration paid $5.4 million in cash to the Company for PML. The Purchase Agreement contained customary representations and warranties of Rentech relating to PML, and provisions relating to the indemnification of PML Exploration by the Company for breaches of such representations and warranties.

Due to the Company’s commitment to a plan to sell PML, this business was shown as a discontinued operation in the consolidated statements of operations effective with the fourth quarter of fiscal year 2006 and the asset and liability components attributable to this business were shown on the consolidated balance sheets as current and noncurrent held for sale assets and liabilities as of September 30, 2006. The approximate net sales price and the gain on its sale of PML are shown as follows (in thousands):

Sales price	$5,398
Less transaction costs	(49)

Net sales price to Rentech, Inc., after transaction costs	$5,349
Book value of Rentech’s ownership in PML	2,628

Rentech’s gain on sale of PML	$2,721

The results of the discontinued operations from OKON, REN and PML are as follows:

	For the Years Ended September 30,
	2008	2007	2006
	(Thousands)

Revenue from discontinued operations
OKON	$—	$—	$—
REN	—	—	—
PML	—	1,179	8,292

Total revenue	$—	$1,179	$8,292

Net income from discontinued operations
OKON	$—	$—	$—
REN	—	—	—
PML	—	225	1,265

Total income from discontinued operations	$—	$225	$1,265

Gain on sale of subsidiaries
OKON	$—	$75	$—
REN	91	129	—
PML	—	2,721	—

Total gain on sale of subsidiaries	$91	$2,925	$—

Note 5 — Available for Sale Securities
The Company’s available for sale securities are primarily auction rate securities which invest in long-term investment grade obligations that are purchased at par. Prior to fiscal 2008, these investments were classified as short-term investments and the trading of auction rate securities took place through a descending price auction occurring in 7, 28 and 35 day cycles with the interest rate reset at the beginning of each holding period. At the end of each holding period the interest was paid to the investor. The Company recorded the interest when earned as interest income in the accompanying Consolidated Statements of Operations.
During fiscal 2008, conditions in the global credit markets prevented us and other investors from liquidating holdings of auction rate securities because the amount of securities submitted for sale at auction exceed the amount of purchase orders for such securities. As a consequence of the failed auctions, the investments are not readily convertible to cash until a future auction of these investments occurs, the underlying securities are redeemed by the issuer or the underlying securities mature. As of September 30, 2008, the scheduled maturity dates for the underlying securities ranged from January 2025 to December 2050. During the second quarter of fiscal 2008, we reclassified our available for sale securities from current assets to noncurrent assets because the Company was unable to readily redeem these securities into cash for current operations.
On May 7, 2008, we executed a line of credit (the “Line of Credit”) with Lehman Brothers, Inc. (“Lehman”) then the custodian of our available for sale securities. The line of credit provided for aggregate borrowing up to $5,000,000 and such borrowing was secured by our available for sale securities. When the loan was executed, the loan to value ratio was approximately 65%. Borrowings under the Line of Credit accrued interest at the rate of LIBOR plus 1.50% which as of September 30, 2008 was 3.596%. Under the terms of the Line of Credit, the Company was not subject to any covenants and there was no maturity date, but outstanding balances were payable on demand. In the event the loan was called for payment and the value of the collateral was insufficient to satisfy the then outstanding principal amount of the loan, the remainder of the loan was payable in cash. Refer to Note 12 to the Consolidated Financial Statements for more information.

Lehman filed for bankruptcy in September 2008 and custodial responsibility and management of the securities portfolio and the related Line of Credit were purchased by Barclays Capital, Inc. (“Barclays”). There were no modifications to terms of the Line of Credit agreement as a result of the purchase by Barclays. As of September 30, 2008, $4,758,000 was outstanding under the Line of Credit which is shown as a current liability because it is payable on demand.
As of September 30, 2008, the Company performed an impairment evaluation on the portfolio. The Company performed the following steps in relation to assessing the market value of these investments. First, the presence of an impairment was determined based on the indications of significant adverse changes in the overall financial market conditions and the market for auction rate securities along with the absence of any open market trading for the underlying securities. Second, the Company considered the impairment to be other-than-temporary due to a sustained decline in the market value of the portfolio, limited prospects for near term recovery of the market value of the portfolio and uncertainty with respect to the Company’s intent and ability to hold the investment for sufficient time to allow for recovery of the market. Third, the portfolio was reviewed for the measurement of the impairment, however, as of September 30, 2008 market values were not readily available either individually or in the aggregate. Therefore, the Company used a market approach to estimate the fair value of the portfolio.
As of September 30, 2008, we estimated the fair value of our available for sale securities at $6,000,000. As of September 30, 2008, a market for auction rate securities was not operating and Barclays does not have a pricing model for these securities. Therefore, our evaluation looked at a range of possible values. The minimum value of the range was considered to be equal to the balance of the Line of Credit at fiscal year end. In September 2008, we submitted a request for an advance against the Line of Credit and we received cash proceeds as a result of this arms length transaction. Shortly after this advance request was processed, Lehman filed for bankruptcy. The maximum value of the range was considered to be equal to the balance of the Line of Credit plus an exposure factor which we estimated at 35%. The Line of Credit Agreement included an exposure factor that limited aggregate borrowings in relation to the market value of the portfolio in order to safeguard the custodian in the event of declines in market values. The midpoint of the range was approximately $6,000,000. The Company believes that the midpoint of the range of estimated values provides the best basis of measurement. As of September 30, 2008, the Company recorded an other-than-temporary impairment of the available for sale securities of $3,011,000. This was shown as a component of other income and expense within the alternative fuels segment due to the classification of this impairment as other-than-temporary.
The carrying amounts and fair values of our available for sale securities were as follows:

	As of September 30, 2008		As of September 30, 2007
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Thousands)
Cash investments	$—	$—	$5	$5
Money market investments	—	—	11,732	11,732
Auction rate securities (1)	6,000	6,000	10,522	10,522
Debt securities of governments and agencies	—	—	(2)	—
Corporate commercial paper	—	—	—	—

Total available for sale securities	$6,000	$6,000	$22,257	$22,259

(1)	As of September 30, 2008, the scheduled maturity dates for the underlying securities ranged from January 2025 to December 2050.
Proceeds from sales of available for sale securities were $13,762,000 and $44,512,000 for the fiscal years ended September 30, 2008 and 2007, respectively. Realized gains from sales of available for sale securities for the fiscal years ended September 30, 2008 and 2007 were insignificant.

Note 6 — Accounts Receivable
Accounts receivable includes both product prepayment contract receivables and trade receivables and consisted of the following:

	As of September 30,
	2008	2007
	(Thousands)
Receivables on prepaid contract sales for nitrogen products	$57,901	$24,522
Trade receivables from nitrogen products	12,528	11,351
Trade receivables from development of alternative fuels	877	466

Total accounts receivable, gross	71,306	36,339
Allowance for doubtful accounts on trade accounts receivable	(692)	(126)

Total accounts receivable, net	$70,614	$36,213

During fiscal 2007, the Company entered into a product exchange agreement with a third party to facilitate temporary transfers of inventory due to storage constraints. At September 30, 2007, the balance of these transfers was $2,427,000 and was included within other receivables. As of September 30, 2008, the balance of these transfers was $0.
Note 7 — Inventories
Inventories consisted of the following:

	As of September 30,
	2008	2007
	(Thousands)
Finished goods	$17,260	$12,422
Raw materials	12,231	1,189

	$29,491	$13,611

At September 30, 2008 and 2007, we recognized an inventory reduction of $8,568,000 and $73,000, respectively, as a result of reducing natural gas supplies and product inventory to net realizable value. For the fiscal years ended September 30, 2008 and 2007, we recognized total inventory valuation reductions of $8,650,000 and $644,000, respectively. The write-down of inventory value was recorded as an expense within cost of sales on the Consolidated Statements of Operations.
Note 8 — Property, Plant and Equipment
Property, plant and equipment consisted of the following:

	As of September 30,
	2008	2007
	(Thousands)
Land	$1,904	$1,853
Buildings and building improvements	10,902	9,746
Machinery and equipment	59,388	57,124
Furniture, fixtures and office equipment	1,316	1,001
Computer equipment and software	3,074	1,038
Vehicles	47	24
Leasehold improvements	441	443

	77,072	71,229
Less accumulated depreciation	(20,760)	(12,227)

Total depreciable property, plant and equipment, net	$56,312	$59,002

Construction in progress consisted of the following:

	As of September 30,
	2008	2007
	(Thousands)
Construction in progress for projects under development	$15,462	$1,555
Capitalized interest costs related to projects under development	596	698
Construction in progress for machinery and equipment	3,490	823
Construction in progress for information technology initiatives	—	1,116

Total construction in progress, net	$19,548	$4,192

We do not depreciate construction in progress assets until the underlying assets are placed in service.
On June 2, 2008, a subsidiary of the Company acquired the land and all of the remaining assets consisting primarily of buildings from a former paper manufacturing site near Natchez, Mississippi for a purchase price of approximately $9.5 million. We intend to use the site for the Natchez Project. The land and acquired buildings were included in construction in progress since they have not yet been placed in service. Prior to the date of the acquisition, we incurred various direct costs associated with the purchase. These deferred acquisition costs totaling $794,000, along with other items paid for at closing, were included in the allocation of the purchase price. The acquired assets were recorded as construction in progress based on their estimated fair values as follows:

As of
June 2, 2008
(Thousands)
Current assets	$—
Land	2,955
Construction in progress	7,192
Current liabilities	(40)

Total purchase price	$10,107

During fiscal 2008, we suspended the conversion of the East Dubuque Plant. Concurrent with the decision to suspend the East Dubuque Plant conversion, management evaluated the affected assets for potential impairment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. These assets included costs to date on the REMC conversion project recorded within construction in progress and a land purchase option recorded within deposits and other assets.
Management believed that these assets were fully impaired due to the following: 1) the assets were site specific and as discussed above, conversion of the East Dubuque Plant was suspended due to economic and other external factors beyond the Company’s control; 2) there were no alternative uses for the assets; and 3) there was an absence of a market for sale of the assets. Accordingly in the fourth quarter of fiscal 2007, the Company recorded an impairment loss of $38,197,000 composed of a) construction in progress costs incurred through fiscal 2007 within its alternative fuels segment of $36,916,000 and b) costs of the land purchase option within its nitrogen products manufacturing segment of $1,281,000. Additional costs incurred in winding down the REMC conversion project were capitalized in construction in progress with a corresponding increase in impairment. During fiscal year ended September 30, 2008, the Company recorded impairment losses of $9,104,000 related to winding down the suspended REMC conversion project and $378,000 related to other development projects. The impairments were shown as a component of income from continuing operations within the alternative fuels segment.
During the second and third quarters of fiscal 2008, we recovered $1,473,000 that was previously paid to a vendor for work that was capitalized and subsequently impaired related to the conversion of the East Dubuque Plant.
Note 9 — Investment in Advanced Technology Company
During fiscal 2006, we sold our minority ownership investment in the common stock of Global Solar Energy, Inc.(“GSE”) to Unisource, the parent of GSE. We recognized a loss on disposal of our investment in GSE of $305,000.

Note 10 — Debt
In May 2006, the Company entered into an unsecured short-term note payable to finance insurance premiums totaling $1,284,000. The note payable bore interest at 6.74% with monthly payments of principal and interest. As of September 30, 2006, the note and accrued interest were paid in full. During fiscal 2007, the Company did not enter into any new debt transactions. On various dates during fiscal 2008, the Company entered into an additional unsecured short-term note payable to finance insurance premiums totaling $1,719,000. The note payable bears interest at 3.35% with monthly payments of principal and interest and a scheduled maturity date in February 2009. The balance due as of September 30, 2008 was $972,000 which was included in accounts payable.
On June 13, 2008 Rentech and its subsidiary REMC executed a $53,000,000 amended and restated credit agreement (the “Senior Credit Agreement”) by and among REMC as the borrower, Rentech as the guarantor and Credit Suisse, Cayman Islands Branch (“Credit Suisse”), as administrative agent, collateral agent and a lender. The Senior Credit Agreement replaced our $26,500,000 credit agreement dated May 30, 2008 among Rentech, REMC and Credit Suisse (the “Prior Credit Agreement”). At September 30, 2008, our outstanding principal borrowings under the Senior Credit Agreement were $53,000,000. Fees paid in relation to the Senior Credit Agreement totaled $3,550,000, consisting primarily of loan origination and legal fees that were paid both through a reduction in loan proceeds of $3,097,000 and in cash.
The Senior Credit Agreement consists solely of term loans that mature on May 29, 2010, with an option, subject to certain conditions and fees, to extend the maturity date to May 29, 2011. The principal balance of the term loans will be due and payable in full on the maturity date. The term loans bear interest at the election of REMC of either: (a)(i) the greater of LIBOR or 3%, plus (a)(ii) 9.0%; or (b)(i) the greater of 4%, the prime rate, as determined by Credit Suisse, or 0.5% in excess of the federal funds effective rate, plus (b)(ii) 8.0%. Interest payments are generally made on a quarterly basis, as required by the terms of the agreement.
Rentech and certain of its subsidiaries, including REMC, are obligated to make mandatory prepayments of indebtedness under the Senior Credit Agreement from the net proceeds of, among other things, certain debt offerings. REMC will be obligated, upon the notice of a Lender within 30 days of certain changes in control events such as material changes in the equity ownership of Rentech or any of our subsidiaries, to prepay such Lender’s outstanding principal balance in full plus a prepayment fee of 1%. In addition, REMC must prepay indebtedness under the Senior Credit Agreement in amounts equal to any distributions or loans it makes to its shareholders. We believe that our liquidity needs for fiscal year 2009 can be met from the cash generated by REMC if our lenders agree to modify certain covenants in the Senior Credit Agreement, including the covenant pursuant to which REMC must prepay indebtedness in amounts equal to any distributions or loans it makes to Rentech. Subsequent to September 30, 2008, we entered into negotiations with our lenders and have received assurances from them that such modifications are achievable. We have the option to prepay all or any portion of the indebtedness under the Senior Credit Agreement. Other than for prepayments as a result of a change of control described above, both mandatory and voluntary prepayments are subject to a fee of 2% to 4% of the amount being repaid, such fee depending upon the date of such payment.
The Senior Credit Agreement contains customary representations and warranties, covenants and events of default, including REMC financial covenants of (i) minimum EBITDA requirements for the prior 12 month period ranging from $33.0 million to $60.0 million as certified each fiscal quarter, (ii) maximum capital expenditures ranging from $4.75 million to $16.5 million per fiscal year and (iii) minimum liquidity thresholds at REMC ranging from $5.0 million to $10.0 million, depending upon the outstanding principal amount of term loans outstanding and the date of measurement. The obligations under the Senior Credit Agreement are secured by substantially all of our assets and the assets of most of our subsidiaries, including a pledge of the equity interests in most of our subsidiaries. In addition, REMC granted Credit Suisse a mortgage in its real property to secure its obligations under the Senior Credit Agreement and related loan documents. The Senior Credit Agreement includes restrictive covenants that limit our ability to make investments, dispose of assets, pay cash dividends or repurchase stock. As of September 30, 2008, we were in compliance with all covenants under the Senior Credit Agreement.
Long-term debt consists of the following:

	As of September 30,
	2008	2007
	(Thousands)
Term loans under the Senior Credit Agreement	$53,000	$—
Less current portion	(—)	(—)

Term loans, long term portion	$53,000	$—

Mortgage dated February 8, 1999; monthly principal and interest payments of $7 with interest of 6.5%; unpaid principal and accrued interest due March 1, 2029; collateralized by land and building	$953	$972
Less current portion	(23)	(21)

Mortgage debt, long term portion	$930	$951

Total debt	$53,953	$972
Less current portion	(23)	(21)

Total debt, long term portion	$53,930	$951

Future maturities of long-term debt as of September 30, 2008 are as follows (in thousands):

For the Years Ending September 30,
2009	$23
2010	53,024
2011	26
2012	28
2013	30
Thereafter	822

$53,953

Note 11 — Convertible Debt
In August 2003, the Company entered into two convertible notes totaling $865,000 with existing stockholders of the Company. The notes bore interest at 10% and matured on August 28, 2006, with all unpaid principal and interest due at that time. Interest-only payments were due on the first day of each month. The notes were convertible at any time in whole or in part into registered common stock of the Company at a conversion rate of $0.45 per share. During fiscal 2006, the notes were converted into 1,923,000 shares of the Company’s common stock at a conversion price of $0.45.
During November 2004, we issued two unsecured promissory notes to an existing stockholder totaling $1,000,000. In connection with the promissory notes, we issued stock purchase warrants for the purchase of 877,000 shares of common stock and entered into Registration Rights Agreements providing for the registration of the shares of common stock underlying the warrants. In February 2005, Rentech issued additional warrants to the investor on the same terms as the original warrants for the purchase of 219,000 additional shares of common stock at $1.14 per share, and has allowed for the conversion of the unpaid balances of the notes into common stock. The promissory notes matured November 18, 2005, and bore interest at 8.5% with principal and interest payable upon maturity. The warrants had an exercise price of $1.14 per share of common stock, and were exercisable until November 18, 2007. In October 2005, the two promissory notes were converted into 493,000 shares of our common stock at a conversion price of $2.18 per share. In November 2007, the warrants were fully exercised.
In May 2005, the Company issued two convertible promissory notes to directors of the Company totaling $1,000,000. The promissory notes had no maturity date, and bore annual interest at the Wall Street Journal Prime Rate plus 2%. In connection with the promissory notes, we issued stock purchase warrants for the purchase of 658,000 shares of common stock. The warrants had an exercise price of $1.61 per share of common stock, and were exercisable until April 7, 2008. On December 14, 2005, one of these notes totaling $125,000 was converted into 82,000 shares of the Company’s common stock at a conversion price of $1.52. On May 18, 2006, the remaining $875,000 note was converted into 576,000 shares of the Company’s common stock at a conversion price of $1.52. The disposition of the warrants was the exercise of 20,000 warrants in fiscal 2007, the extention of 62,000 warrants in fiscal 2008 to April 2010 and the expiration of 576,000 warrants in fiscal 2008.
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
Holders may convert their Notes into shares of the Company’s common stock (or cash or a combination of cash and shares of common stock, if the Company so elects) at an initial conversion rate of 249.2522 shares of the Company’s common stock per $1,000 principal amount of Notes (which represents a conversion price of $4.012 per share of common stock), subject to adjustment as provided in the Indenture, under the following circumstances: (1) during any fiscal quarter, if the closing sale price of the Company’s common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter exceeds 120% of the conversion price per share on such last trading day, (2) if the Company has called the Notes for redemption, (3) if the average of the trading prices of the Notes for any five consecutive trading day period is less than 98% of the average of the conversion values of the Notes during that period, (4) if the Company makes certain significant distributions to the holders of common stock, (5) in connection with a transaction or event constituting a fundamental change or (6) at any time on or after January 15, 2013 until the close of business on the business day immediately preceding the maturity date. In the event of a fundamental change (as defined in the Indenture), the Company may be required to pay a make-whole premium on Notes converted in connection with the fundamental change. The make-whole premium will be payable in shares of the Company’s common stock, or the consideration into which of the Company’s common stock has been converted or exchanged in connection with such fundamental change, on the repurchase date for the Notes after the fundamental change.
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

	As of September 30,
	2008	2007
	(Thousands)
Convertible senior notes	$57,500	$57,500
Less Unamortized deferred financing charges	(571)	(696)

Long-term convertible debt to stockholders	$56,929	$56,804

Prepaid debt issuance costs on convertible senior notes	$2,435	$2,970
Long-term convertible debt, including automatic conversions to common stock and required cash payments, matures in 2013. The required cash interest payments on convertible notes for the year ending September 30, 2009 based on current interest rates will be $2,300,000.
Note 12 — Lines of Credit
The Company had a $1,000,000 business line of credit agreement with Premier Bank through our former 56% owned subsidiary, REN and subsequently transferred to our former subsidiary, PML. The line of credit matured on May 1, 2006 when the Company paid Premier Bank $503,000 to satisfy principal and interest due under the line of credit.
In April 2006, REMC entered into a Revolving Credit Facility with CIT to support the working capital needs of REMC. The Revolving Credit Facility had a maximum availability of $30.0 million, subject to borrowing base limitations. No borrowings or letters of credit were issued under the facility. We terminated the CIT Facility on March 8, 2008.
On May 7, 2008, we executed the Line of Credit with Lehman, then the custodian of our available for sale securities. The Company’s portfolio of available for sale securities was collateral for the Line of Credit. Lehman filed for bankruptcy in September 2008 and custodial responsibility and management of the securities portfolio and the related Line of Credit were purchased by Barclays. There were no modifications to terms of the Line of Credit agreement as a result of the purchase by Barclays. As of September 30, 2008, $4,758,000 was outstanding under the Line of Credit which is shown as a current liability because it is payable on demand. Refer to Note 5 to the Consolidated Financial Statements for more information.

Note 13 — Commitments and Contingencies
Employment Agreements
The Company has entered into various employment agreements with its officers with expirations ranging from December 2008 through April 2009, subject to automatic one-year renewal terms, for some agreements, unless either the Company or the officer gives timely written notice of termination prior to the end of the term. The employment agreements set forth annual salaries to the officers that range from $150,000 to $384,000, subject to cost of living increases and performance criteria. Certain of the employment agreements also provide for severance payments upon termination or non-renewal other than for cause ranging from salary for the remaining term of the agreement to two years of salary and a specified bonus. As of September 30, 2008, assuming the officers’ employment agreements are not terminated prior to the end of such twelve-month periods, the Company’s total estimated future obligations under employment agreements for the twelve months ending September 30, 2009, 2010 and 2011 are $441,000, $0 and $0. Subsequent to the end of fiscal 2008, the Company executed an agreement with a newly hired officer with a base salary of $300,000, subject to cost of living increases and performance criteria. The agreement has an end-date of October 2011, subject to automatic renewal. Including this additional agreement and assuming the remaining officers’ employment agreements are not terminated prior to the end of such twelve-month periods, then the Company’s total estimated future obligations under employment agreements for the twelve months ending September 30, 2009, 2010 and 2011 are $741,000, $300,000 and $300,000.
Natural Gas Agreements
Our policy and our practice is to enter into purchase contracts for natural gas in conjunction with prepaid contract sales in order to lock in gross margin and reduce our exposure to changes in the market prices for natural gas and nitrogen fertilizer products. We have entered into multiple fixed quantity natural gas supply contracts for various delivery dates through March 31, 2009. The commitments for natural gas purchases consist of the following:

	As of
	September 30,	September 30,
	2008	2007
	(Thousands)
MMBTU’s under fixed priced contracts	3,036	1,038
MMBTU’s under index priced contracts	—	211

Total MMBTU’s under contracts	3,036	1,249

Commitments to purchase natural gas	$34,505	$7,922
Weighted average rate per MMBTU based on the fixed rates and the indexes applicable to each contract	$11.37	$6.34
Subsequent to September 30, 2008, we entered into multiple fixed quantity natural gas supply contracts for various delivery dates through December 31, 2008. The total MMBTU’s associated with these additional contracts was 415,000 and the total amount of the purchase commitments was $2,123,000 resulting in a weighted average rate per MMBTU of $5.12. We are required to post a cash margin under these purchase contracts in the event that market prices fall below the purchase prices in the contracts.
Development Cost Sharing and Equity Option Agreement
In May 2007, the Company entered into an Equity Option Agreement with Peabody Venture Fund, LLC. Under the Equity Option Agreement, PVF agreed to fund the lesser of $10.0 million or 20% of the development costs for our proposed coal-to-liquids conversion project at the East Dubuque Plant incurred during the period between November 1, 2006 and the closing date of the financing for the project. In consideration for PVF’s payment of development costs, Rentech granted PVF an option to purchase up to 20% of the equity interest in the project for a purchase price equal to 20% of the equity contributions made to the project at the closing of the project financing, less the amount of development costs paid by PVF as of such time.
Through September 30, 2007, the net proceeds from PVF under this agreement were $8,799,000 which was recorded as an advance for equity investment on the Consolidated Balance Sheets. In the first fiscal quarter of 2008, a partial reimbursement to PVF of $907,000 occurred bringing the net total received to $7,892,000. Though the Company’s Board of Directors decided to suspend development of the conversion of the East Dubuque Plant, neither the Company nor PVF have terminated the Equity Option Agreement as of September 30, 2008, and as such, the liability for the advance for equity investment remains.

Operating Leases
In April 2006, we entered into a lease agreement and lease amendment for a lease of office space located in Los Angeles, California that serves as our administrative offices. The term of the lease agreement is forty-nine months with a scheduled termination of June 2010. The Company pays an annual basic rent of $416,000 subject to annual increases of three and one-half percent (3.5%) on a cumulative and compounded basis. Additional terms included abatement of basic rent for the initial six months of the lease term, a security deposit of $38,000, the obligation of the Company to carry and maintain certain insurance coverage and the obligation of the Company to its proportional share of the increase in certain real estate taxes and operating costs for the building each year. Additionally, the Company was required to deliver a letter of credit as security for the performance of the Company’s obligations under the lease agreement. The letter of credit requirement was initially $200,000 which was subsequently reduced by $50,000 on each anniversary date. The value of the letter of credit as of September 30, 2008 was $100,000.
The Company’s other principal office space is located in Denver, Colorado and is leased under a non-cancelable operating lease, which expires on October 31, 2009, with a renewal option for an additional five years. For fiscal 2008, the annual rent was $152,000.
In September 2007, we entered into a lease of an industrial site that is located adjacent to the PDU site in Commerce City, Colorado used for the storage and maintenance of equipment. The term of the lease agreement is twenty-four months. The Company pays an annual basic rent of $73,000. The annual basic rent increases by two percent (2.0%) per annum, on a cumulative and compounded basis each anniversary date. In addition, the Company is obligated to pay its proportional share of the increase in certain real estate taxes and operating costs for the property each year.
The Company also has various operating leases of real and personal property which expire through March 2014. Total lease expense for the years ended September 30, 2008, 2007, and 2006 was $1,151,000, $538,000 and $379,000, respectively.
Future minimum lease payments as of September 30, 2008 are as follows (in thousands):

For the Years Ending September 30,
2009	$802
2010	355
2011	3
2012	1
2013	—
Thereafter	—

$1,161

The Company leases a portion of its building located in Denver, Colorado to a third party under a non-cancelable leasing arrangement. The Company accounts for this lease as an operating lease. The lease expires on April 30, 2010. Total lease income for the years ended September 30, 2008, 2007 and 2006 was $88,000 each year.
Future minimum lease payments receivable as of September 30, 2008 are as follows (in thousands):

For the Years Ending September 30,
2009	$88
2010	52
2011	—
2012	—
2013	—
Thereafter	—

$140

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
During the fiscal year ended September 30, 2008, the Company made cash disbursements consistent with the terms of these contracts. As of September 30, 2008 and 2007, the balance of the liability was limited to a short-term portion of $0 and $125,000, respectively.
Retirement Plans
On January 1, 1998, the Company established a 401(k) plan. Employees who are at least 21 years of age are eligible to participate in the plan and share in the employer matching contribution. The Company is currently matching 75% of the first 6% of the participant’s salary deferrals. All participants who have completed 1,000 hours of service and who are employed on the last day of the plan year are eligible to share in the non-matching employer contributions. Employer matching and non-matching contributions vest immediately in years in which the plan is not top heavy. During years in which the plan is top heavy, employer matching and non-matching contributions vest 100% after three years of service. The Company contributed $818,000, $637,000 and $348,000 to the plan for the years ended September 30, 2008, 2007, and 2006.
Litigation
In the normal course of business, the Company is party to litigation from time to time. The Company maintains insurance to cover certain actions and believes that resolution of such litigation will not have a material adverse effect on the Company.

Note 14 — Stockholders’ Equity
Rights Agreement
We had a shareholder rights plan (the “Rights Agreement”) as of September 30, 2008 which authorized the issuance to existing shareholders of substantial numbers of rights to purchase shares of preferred stock or shares of common stock in the event a third party sought to acquire control of a substantial block of the Company’s common stock. The Rights Agreement expired at the close of business on December 1, 2008. There were no triggering events under the Rights Agreement and no share rights or shares of preferred stock or common stock were issued under the Rights Agreement.
Preferred Stock
During fiscal 2005, the Company filed Amended and Restated Articles of Incorporation authorizing 90,000 shares of Series A Convertible Preferred Stock. In April 2005, the Company entered into a Securities Purchase Agreement that provided it with gross proceeds of $9 million through a private placement of preferred stock with M.A.G. Capital, LLC through its designated funds (the “Investors”). The agreement provided for a private placement of 90,000 shares of Rentech’s Series A Convertible Preferred Stock at $100 per share. The preferred stock was non-voting and convertible into shares of our common stock at 80 percent of the volume weighted average price per share for the five trading days preceding any conversion, but not at more than $1.3852 or less than $0.80 per share. During fiscal 2005, 31,000 shares of the convertible preferred stock were converted into 2,238,000 shares of our common stock at a conversion price of $1.3852 per share. During fiscal 2006, the remaining 59,000 shares of the convertible preferred stock were converted into 4,259,000 shares of our common stock at a conversion price of $1.3852 per share.
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
By the placement of the preferred stock described above, the Company became obligated to pay a monthly dividend on the outstanding shares of preferred stock. The dividend rate was the prime rate as reported by the Wall Street Journal on the first day of the month, plus two percent, times $100 per share. The dividend was payable in cash, or at the Company’s option, in registered shares of common stock at the market price at the time of payment as long as the stock price was greater than or equal to $2.00 per share. During fiscal 2005, the Company paid all such dividends in cash in the amount of $341,000, and during fiscal 2006, dividends paid in cash amounted to $75,000. There were no such dividends paid during fiscal 2008 or 2007.
Common Stock
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
We issued 5,394,000 shares of common stock upon the exercise of stock options and warrants for cash proceeds of $7,021,000 during fiscal 2006. In addition, certain former officers of the Company used $393,000 of deferred compensation and accrued retirement payables to exercise stock options for 426,000 shares of the Company’s common stock.
The Company also issued 3,157,000 shares of common stock upon the conversion of $2,976,000 of long-term convertible debt to stockholders during fiscal 2006. The Company incurred $875,000 in non-cash offering costs during fiscal 2006 related to the convertible notes issued during the period. Additionally we issued 18,000 shares of common stock in settlement of restricted stock units which vested during the period.

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
The Company also issued 1,526,000 shares of common stock upon the exercise of stock options and warrants for cash proceeds of $1,907,000 during fiscal 2007 and also issued 412,000 shares of common stock in settlement of restricted stock units which vested during the fiscal year.
In February 2008, the Company sold 400,000 shares of restricted common stock to an individual professional services provider for cash of $2,000 and notes receivable of $606,000. The stock was subject to transfer restrictions and repurchase by the Company at the original issuance price if specified performance milestones were not accomplished by December 31, 2008. The Company accounted for the transaction under EITF Issue No. 96-18, “Accounting for Equity Instruments that are issued to other than employees for Acquiring, or in Conjunction with Selling, Goods or Services” which required that certain components of the transaction be recorded at different points in time over the life of the transaction. During the 2008 fiscal year, we recognized $380,000 as marketing expense in accordance with EITF Issue No. 96-18 with a corresponding accrued liability under Restricted Stock Awards. The notes receivable were recorded as a contra-equity since the notes are non-recourse, other than the shares. Subsequent to the 2008 fiscal year end, the service provider informed the Company that the performance milestones would not be achieved. Upon the execution of an appropriate rescission agreement the Company will reverse the common stock sale, the notes receivable, the marketing expense and associated additional paid in capital.
During fiscal 2008, the Company issued 1,377,000 shares of common stock upon the exercise of stock options and warrants for cash proceeds of $1,611,000 and also issued 758,000 shares of common stock in settlement of restricted stock units which vested during the fiscal year. Additionally, the Company issued 348,000 shares of common stock upon the conversion of convertible notes payable.
Long-Term Incentive Equity Awards
Effective July 18, 2008, the Compensation Committee of the Board of Directors approved long-term incentive equity awards for a group of its officers including its named executive officers. The awards are comprised of performance shares and restricted stock units with a combination of performance vesting and time-based vesting provisions. The awards are intended to balance retention, equity ownership and performance. The performance metrics are based on absolute share price appreciation and total shareholder return in order to closely align the return to the Company’s shareholders with management compensation. The following are summary descriptions of the performance share awards:
•
Under the absolute share price target award, zero to 100 percent of the performance stock vests on April 1, 2011, with the final vesting amount depending on the Company’s volume weighted average stock price falling within a share price target range. The Company’s share price must be greater than $2.00 per share for any shares to vest, and the amount of shares that vests increases pro-rata for a price greater than $2.00 up to a maximum vesting at $4.00.

•
Under the total shareholder return award, zero to 100 percent of the performance stock vests on April 1, 2011, with the final vesting amount depending on the Company’s total shareholder return ranking relative to the total shareholder return for 12 identified companies in a peer group. The Company’s ranking must be greater than the 25th percentile for any shares to vest, and the amount of shares that vests increases pro-rata for a ranking greater than the 25th percentile up to a maximum vesting at the 75th percentile.

•	Both performance share awards are subject to the recipient’s continued employment with the Company, with vesting in a change of control and upon certain terminations without cause.
The long-term incentive awards also include a management stock purchase plan in which a portion of each participant’s cash bonus award was allocated to purchase vested RSU’s at the fair market value of the Company’s stock price on the date of grant. The Company then matched the participant’s purchase with an equal number of restricted stock units that cliff vest on April 1, 2011, subject to the recipient’s continued employment with the Company. The final portion of the equity awards vest over a three year period with one-third of the restricted stock units vesting on each of the first three anniversaries of April 1, 2008, subject to the recipient’s continued employment with the Company.

The Company issued a total of 2,182,000 performance shares and restricted stock units composed of the following:

Type of Award	Number of Awards
Time-vested awards	968,000
Absolute share price target awards	457,000
Total shareholder return awards	457,000
Management stock purchase plan awards	150,000
Company matching of management stock purchase plan awards	150,000

Total	2,182,000

Note 15 — Accounting for Stock Based Compensation
SFAS 123(R) requires all share-based payments, including grants of stock options, to be recognized in the statement of operations as an operating expense, based on their fair values. The Company elected to utilize the modified-prospective transition method as permitted by SFAS 123(R). Under this transition method, stock based compensation expense for all fiscal periods subsequent to the adoption of SFAS 123(R) includes compensation expense for all stock based compensation awards granted subsequent to September 30, 2005 based on estimated grant-date fair value. In accordance with the modified-prospective transition method of SFAS 123(R), results for prior periods have not been restated. Stock options granted by the Company prior to those granted on July 14, 2006 were typically fully-vested at the time of grant and all outstanding and unexercised options were fully vested as of October 1, 2005. Stock options granted subsequent to July 14, 2006 generally vest over three years. As a result, compensation expense recorded during the period includes amortization related to grants during the period as well as prior grants. Most grants have graded vesting provisions where an equal number of shares vest on each anniversary of the grant date. The Company allocates the total compensation cost on a straight-line attribution method over the requisite service period. Most grants vest upon the fulfillment of service conditions and have no performance-based vesting condition. Certain grants of warrants and restricted stock units include a share price driven vesting provisions. Stock based compensation expense that the Company records is included in selling, general and administrative expense. There was no tax benefit from recording this non-cash expense as such benefits will be recorded upon utilization of the Company’s net operating losses.
During fiscal 2008, 2007 and 2006, charges associated with all equity-based grants were recorded as follows:

	For the Years Ended September 30,
	2008	2007	2006
	(Thousands)
Compensation expense	$4,495	$4,031	$8,683
Board compensation expense	307	433	217
Consulting expense	938	502	2,685

Total expense	$5,740	$4,966	$11,585

Compensation expense under FAS 123(R)	$4,802	$4,464	$8,900
Reduction to both basic and diluted earnings per share from compensation expense	$0.029	$0.029	$0.070
The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options. The fair value of options at the date of grant and the assumptions utilized to determine such values are indicated in the following table:

	For the Years Ended September 30,
	2008	2007	2006
Risk-free interest rate	1.77% - 3.54%	3.97% - 5.08%	4.39% - 5.05%
Expected volatility	53.0% - 68.0%	55.0% - 58.0%	58.0% - 61.0%
Expected life (in years)	1.00 - 8.00	0.50 - 6.50	2.50 - 4.50
Dividend yield	0.0%	0.0%	0.0%
Forfeiture rate	0.0% - 20.0%	0.0%	0.0%
The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of our stock options. The Company used the average stock price over the last 40 months to project expected stock price volatility. The Company estimated the expected life of stock options based upon the vesting schedule and the term of the option grant. Since adopting SFAS No. 123(R), we have used the simplified method for estimating the term of the share grants where the expected term was calculated as one-half of the sum of the vesting term and the original contractual term. According to the provisions in SFAS No. 123(R) and SAB 107 recommendations, the simplified method for calculation of the terms for share grants after December 31, 2007 is not expected to be used. For grants made after December 31, 2007 we changed the methodology and the estimated expected term of the grant to be based on our historical exercise experience. Beginning in fiscal 2008, the Company included a forfeiture component in the pricing model on certain grants to employees, however, through fiscal 2007, stock option forfeitures were minimal and a forfeiture component was not included in the pricing model.

Stock Options
The Company has multiple stock option plans, described below, under which options have been granted to employees, including officers and directors of the Company, to purchase at a price not less than the fair market value of the Company’s common stock at the date the options were granted. Each of these plans allow the issuance of incentive stock options, within the meaning of the Internal Revenue Code, and other options pursuant to the plan that constitute nonstatutory options. Options under the Company’s stock option plans for the years 1994 through 2005 generally expire five years from the date of grant or at an alternative date as determined by the committee of the Board of Directors of the Company that administers the plan. Options under the Company’s 2006 Incentive Award Plan generally expire between three and ten years from the date of grant or at an alternative date as determined by the committee of the Board of Directors of the Company that administers the plan. Options under the Company’s stock option plan for the years 1994 through 2005 are generally exercisable on the grant date. Options under the Company’s 2006 Incentive Award Plan are generally exercisable on the grant date or a vesting schedule between one and three years from the grant date as determined by the committee of the Board of Directors of the Company that administers the plans.
In addition to the stock option plans described above, the Company has issued options to purchase the Company’s common stock pursuant to minutes of the Board of Directors.
The number of shares reserved, outstanding and available for issuance are as follows:

	Shares	Shares		Shares Available
	Reserved	Outstanding		for Issuance
	As of	As of		As of
	September 30,	September 30,		September 30,
Name of Plan	2008	2008	2007	2008	2007
	(Thousands of shares)
1994 Stock Option Plan	—	—	20	—	—
1996 Stock Option Plan	500	45	69	—	—
1998 Stock Option Plan	500	—	66	—	28
2001 Stock Option Plan	500	—	—	2	2
2003 Stock Option Plan	500	15	85	—	—
2005 Stock Option Plan	1,000	266	351	5	—
2006 Incentive Award Plan:
Stock options	8,000	2,900	2,775	803	3,653
Restricted stock units	—	2,672	1,177	—	—

	11,000	5,898	4,543	810	3,683
Restricted stock units not from a plan	—	125	466	—	—
Options authorized by the Board of Directors, for specific agreements	660	500	500	—	—
Options authorized by the Board of Directors, not from a plan	6,218	—	—	—	—

	17,878	6,523	5,509	810	3,683

New grants of stock options and modifications to the terms of previously issued stock options were authorized by the Board of Directors and included the following transactions during fiscal 2008, 2007 and 2006:

							Black-
Fiscal			Vesting	Exercise	Number		Scholes
Year	Grantee	Purpose	Period	Price	of Shares		Value
					(Thousands)
2006	Certain employees	Employment inducement	Immediate	$3.35-$4.48	306		$456
2006	Employees	Annual employee grant	3 years	$4.15	1,075		2,639
2006	A consultant	Project development support	2 years	$4.15	50		121
2006	A director	Board service inducement	Immediate	$3.74	20		67
2006	Directors	Board compensation	1 years	$3.35	90		134
2006	Former CEO and COO	Retirement package	Immediate	$2.53	775	*	892

					1,541
2007	Employees	Annual employee grant	3 years	$2.22-$4.53	461		$958
2007	Two directors	Board service inducement	Immediate	$2.68-$3.76	40		64
2007	Former CEO and COO	Extension to term of previous grant	Immediate	$2.53	830	*	289
2007	Directors	Board compensation	1 year	$2.68	90		100
2007	A consultant	Administrative support	Immediate	$4.30	40		64
2007	A consultant	Administrative support	1 year	$3.81	30		44

					661
2008	A director	Board service inducement	Immediate	$1.76	20		$13
2008	A consultant	Administrative support	8 month	$1.33	50		34
2008	Directors	Board compensation	1 year	$1.39	90		68
2008	Employees	Annual employee grant	3 years	$1.52	195		115
2008	A consultant	Administrative support	3 years	$1.52	40		37

					395

*	Approval for the transaction occurred in the year shown, but the shares were granted in a prior year.

During fiscal 2008, 2007 and 2006, charges associated with stock option grants were recorded as follows:

	For the Years Ended September 30,
	2008	2007	2006
	(Thousands)
Compensation expense	$842	$1,147	$1,506
Board compensation expense	89	185	96
Consulting expense	124	502	8

Total expense	$1,055	$1,834	$1,610

Compensation expense under FAS 123(R)	$931	$1,332	$1,602
Reduction to both basic and diluted earnings per share from compensation expense	$0.006	$0.009	$0.013
Option transactions during the years ended September 30, 2008, 2007 and 2006 are summarized as follows:

		Weighted
		Average	Aggregate
	Number of	Exercise	Intrinsic
	Shares	Price	Value
Outstanding at September 30, 2005	4,661,000	$1.35
Granted	1,541,000	4.09
Exercised	(1,714,000)	0.98
Canceled / Expired	(118,000)	0.90

Outstanding at September 30, 2006	4,370,000	2.47
Granted	661,000	3.53
Exercised	(959,000)	1.12
Canceled / Expired	(206,000)	4.02

Outstanding at September 30, 2007	3,866,000	2.91
Granted	395,000	1.48
Exercised	(235,000)	1.20
Canceled / Expired	(300,000)	3.49

Outstanding at September 30, 2008	3,726,000	2.82	$124,000

Shares expected to vest after September 30, 2008	752,000	$2.69	$0

Options exercisable at September 30, 2008	2,974,000	$2.85	$124,000
Options exercisable at September 30, 2007	2,684,000	$2.51
Options exercisable at September 30, 2006	3,159,500	$1.86

Weighted average fair value of options granted during fiscal 2008		$0.83
Weighted average fair value of options granted during fiscal 2007		$1.86
Weighted average fair value of options granted during fiscal 2006		$1.89
The aggregate intrinsic value was calculated based on the difference between the Company’s stock price on September 30, 2008 and the exercise price of the outstanding shares, multiplied by the number of outstanding shares as of September 30, 2008. The total intrinsic value of options exercised during the years ended September 30, 2008 and 2007 was $138,000 and $1,763,000, respectively.
As of September 30, 2008, there was $815,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements from previously granted stock options. That cost is expected to be recognized over a weighted-average period of 1.2 years.

The following information summarizes stock options outstanding and exercisable at September 30, 2008:

	Outstanding			Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual Life	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	in Years	Price	Exercisable	Price
$0.70-$0.94	275,000	0.80	$0.94	275,000	$0.94
$1.06-$1.14	75,000	1.03	1.12	75,000	1.12
$1.33-$1.76	635,000	5.20	1.49	270,000	1.52
$1.85	171,000	1.82	1.85	171,000	1.85
$2.22-$2.68	1,030,000	1.71	2.52	970,000	2.54
$3.35-$3.81	183,000	4.79	3.63	150,000	3.60
$4.00-$4.53	1,357,000	6.03	4.16	1,063,000	4.15

$0.70-$4.53	3,726,000	3.96	$2.82	2,974,000	$2.85

Warrants
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
In April 2005, we issued warrants to purchase common stock to MAG Capital, LLC with an expiration date of April 8, 2008. As of March 31, 2008, approximately 2,880,000 of these warrants were outstanding. In April 2008, the Company’s Board of Directors approved the extension of the expiration date by two years to April 8, 2010 and increased the exercise price from $1.61 to $2.00 per share. The changes in the terms of the warrants is in consideration for strategic business opportunities and alliances provided by MAG. In accordance with the provisions of SFAS 123(R), the changes in terms to the warrants were valued at $543,000 using the Black-Scholes option-pricing model.
In May 2005, we issued warrants to purchase common stock to Michael F. Ray, a member of the Board of Directors, with an expiration date of April 7, 2008. As of March 31, 2008, approximately 62,000 of these warrants were outstanding. In April 2008, the Company’s Board of Directors approved the extension of the expiration date by two years to April 8, 2010 and increased the exercise price to $2.00 per share. The changes in the terms of the warrants is for consideration for consulting services related to capital projects at the East Dubuque Plant. In accordance with the provisions of SFAS 123(R), the change in terms of the options was valued at $12,000 using the Black-Scholes option-pricing model was charged to selling, general and administrative expense in the third quarter of fiscal 2008 with a corresponding increase to additional paid in capital.
During fiscal 2005, the Company issued a warrant to Management Resource Center, Inc, an entity controlled by D. Hunt Ramsbottom, the Company’s President and CEO. During the last quarter of fiscal 2005, Mr. Ramsbottom assigned the warrant to East Cliff Advisors, LLC, an entity controlled by Mr. Ramsbottom. The warrant is for the purchase of 3.5 million shares of the Company’s common stock at an exercise price of $1.82. The warrant has vested or will vest in the following incremental amounts upon such time as the Company’s stock reaches the stated closing prices for 12 consecutive trading days: 10% at $2.10 (vested); 15% at $2.75 (vested); 20% at $3.50 (vested); 25% at $4.25 (vested); and 30% at $5.25 (not vested). The Company recognizes compensation expense as the warrants vest, as the total number of shares to be granted under the warrant was not known on the grant date. In fiscal 2005, the Company accounted for the warrant under APB Opinion 25, “Accounting for Stock Issued to Employees” due to the employer-employee relationship between the Company and Mr. Ramsbottom. Under APB Opinion 25, compensation cost would only be recognized for stock based compensation issued to employees when the exercise price of the Company’s stock options granted is less than the market price of the underlying common stock on the date of grant. On September 2, 2005, 10%, or 350,000 shares underlying the warrant vested. The Company recognized $333,000 of compensation expense under APB Opinion 25. The Company also valued the vested shares at $656,000 using the Black-Scholes option-pricing model, which did not result in a charge to compensation expense under SFAS 123, and was shown as a pro-forma disclosure to our consolidated financial statements for the fiscal year ended September 30, 2005.
During fiscal 2006, additional shares underlying the warrant to East Cliff Advisors, LLC vested. The Company accounted for these shares under SFAS 123(R), which was adopted October 1, 2005. On November 29, 2005, 15% or 525,000 shares underlying the warrant vested when the Company’s stock price traded at or above $2.75 for twelve consecutive days. The Company valued the shares underlying the warrant under the Black-Scholes option-pricing model which resulted in a charge to compensation expense of $845,000. On December 23, 2005, another 20% or 700,000 shares underlying the warrant vested when the Company’s stock price traded at or above $3.50 for twelve consecutive days. The Company valued the warrant under the Black-Scholes option-pricing model which resulted in a charge to compensation expense of $1,675,000. On February 1, 2006, another 25% or 875,000 shares vested when the Company’s stock price traded at or above $4.25 for twelve consecutive days. The Company valued the warrant under the Black-Scholes option-pricing model which resulted in a charge to compensation expense of $3,208,000. No additional vesting occurred during fiscal 2008 or 2007 and as such there was no charge to compensation expense from this warrant in these periods.
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
During fiscal 2008, 2007 and 2006, charges associated with grants of warrants were recorded as follows:

	For the Years Ended September 30,
	2008	2007	2006
	(Thousands)
Compensation expense	$—	$—	$5,728
Board compensation expense	—	—	—
Consulting expense	814	—	2,677

Total expense	$814	$—	$8,405

Compensation expense under FAS 123(R)	$—	$—	$5,728
Reduction to both basic and diluted earnings per share from compensation expense	$—	$—	$0.045
Warrant transactions during the years ended September 30, 2008, 2007 and 2006 are summarized as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price
Outstanding at September 30, 2005	12,112,000	$1.44
Granted	3,153,000 (1)	2.00
Exercised	(4,106,000)	1.39
Canceled / Expired	—	—

Outstanding at September 30, 2006	11,159,000	$1.61
Granted	4,018,000	3.28
Exercised	(625,000)	1.55
Canceled / Expired	—	—

Outstanding at September 30, 2007	14,552,000	$2.08
Granted	—	—
Exercised	(1,142,000)	1.16
Canceled / Expired	(2,067,000)	1.60

Outstanding at September 30, 2008	11,343,000	$2.30

Warrants exercisable at September 30, 2008	11,343,000	$2.30
Warrants exercisable at September 30, 2007	14,552,000	$2.08
Warrants exercisable at September 30, 2006	11,159,000	$1.61

Weighted average fair value of warrants granted during fiscal 2008		$—
Weighted average fair value of warrants granted during fiscal 2007		$0.87
Weighted average fair value of warrants granted during fiscal 2006		$2.69

The following information summarizes warrants outstanding and exercisable at September 30, 2008:

	Outstanding				Exercisable
			Weighted Average	Weighted		Weighted
			Remaining	Average		Average
	Number		Contractual Life	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding		in Years	Price	Exercisable	Price
$0.57	1,250,000		4.50	$0.57	1,250,000	$0.57
$1.14	50,000		.96	1.14	50,000	1.14
$1.82	2,083,000	(1)	1.84	1.82	2,083,000	1.82
$2.00	2,942,000		1.52	2.00	2,942,000	2.00
$2.41	1,000,000		5.28	2.41	1,000,000	2.41
$3.28	4,018,000		3.57	3.28	4,018,000	3.28

$0.57 - $3.28	11,343,000		2.96	$2.30	11,343,000	$2.30

(1)
Composed of 2,083,000 shares underlying the warrants issued to East Cliff Advisors, LLC that were accounted for under SFAS 123(R). The aggregate intrinsic value of these shares was $0 as of September 30, 2008.

Restricted Stock Units and Performance Share Awards
In fiscal 2006, the Company began to issue Restricted Stock Units (“RSU’s”) which are equity-based instruments that may be settled in shares of common stock of the Company or cash. During fiscal 2006 and 2007, the Company limited the issuance of RSU’s to members of the Board of Directors, and certain members of the Company’s senior management group. During fiscal 2008, the Company expanded the issuance of RSU’s and added Performance Share Awards as a long-term incentive for certain members of management.
Most RSU agreements include a three-year vesting period such that one-third will vest on each annual anniversary date of the commencement date of the agreement. The vesting of various RSU’s are subject to partial or complete acceleration under certain circumstances, including termination without cause, end of employment for good reason or upon a change in control (in each case as defined in the agreement). The vesting of a portion of certain RSU’s will accelerate if employment is terminated without cause, or employment is ended for good reason. In certain agreements, if we fail to offer to renew an employment agreement on competitive terms or if a termination occurs which would entitle the grantee to severance during the period of three months prior and two years after a change in control, the vesting of the restricted stock unit grant will accelerate.
In fiscal 2008, the Company issued RSU’s, Performance Share Awards and stock options to certain employees as long-term incentives. Refer to Note 14 to the Consolidated Financial Statements for more information regarding these grants and their vesting provisions.
The compensation expense incurred by the Company for RSU’s and Performance Share Awards is based on the closing market price of the Company’s common stock on the date of grant and is amortized ratably on a straight-line basis over the requisite service period and charged to selling, general and administrative expense with a corresponding increase to additional paid in capital.
The Company has calculated the grant date fair value of each RSU or Performance Share Awards and records it as compensation expense on a straight-line basis over the term of the employment agreement or the vesting period. The following transactions occurred during fiscal 2008, 2007 and 2006:

Fiscal			Vesting	Number	Fair
Year	Grantee	Purpose	Period	of Shares	Value
				(Thousands)
2006	Members of senior management	Employment inducement	3 years	1,860	$7,135
2006	Directors	Board compensation package	1 year	72	241

				1,932

2007	Members of senior management	Employment inducement	3 years	575	$1,813
2007	Directors	Board compensation package	1 year	90	235

				665

2008	Certain management employees	Time-vested awards	33 months	968	$1,577
2008	Members of senior management	Management stock purchase plan awards	Immediate	150	245
2008	Members of senior management	Management stock purchase plan awards	3 years	150	244
2008	Members of senior management	Absolute share price target awards	Share Price	457	373	(1)
2008	Members of senior management	Total shareholder return awards	Share Price	457	745
2008	Directors	Board compensation package	1 year	173	240

				2,355

(1)	The fair value for the absolute share price target awards was reduced by 50% due to uncertainty regarding future share price performance.
During fiscal 2008, 2007 and 2006, charges associated with RSU and Performance Share Award grants were recorded as follows:

	For the Years Ended September 30,
	2008	2007	2006
	(Thousands)
Compensation expense	$3,653	$2,884	$1,449
Board compensation expense	218	248	121
Consulting expense	—	—	—

Total expense	$3,871	$3,132	$1,570

Compensation expense under FAS 123(R)	$3,871	$3,132	$1,570
Reduction to both basic and diluted earnings per share from compensation expense	$0.023	$0.021	$0.012

RSU and Performance Share Award transactions during the years ended September 30, 2008, 2007 and 2006 are summarized as follows:

		Weighted
		Average	Aggregate
	Number of	Grant Date	Intrinsic
	Shares	Fair Value	Value
Outstanding at September 30, 2005	—	—
Granted	1,932,000	$4.65
Vested and Settled in Shares	(18,000)	3.35
Canceled / Expired	(325,000)	4.95

Outstanding at September 30, 2006	1,589,000	4.60
Granted	665,000	3.08
Vested and Settled in Shares	(412,000)	4.25
Vested and Surrendered for Withholding Taxes Payable	(199,000)	4.67
Canceled / Expired	—	—

Outstanding at September 30, 2007	1,643,000	4.07
Granted	2,355,000	1.61
Vested and Settled in Shares	(758,000)	3.26
Vested and Surrendered for Withholding Taxes Payable	(305,000)	4.28
Canceled / Expired	(138,000)	3.88

Outstanding at September 30, 2008	2,797,000	2.21	$3,720,000

RSU’s vested at September 30, 2008	1,188,000
RSU’s vested at September 30, 2007	448,000
RSU’s vested at September 30, 2006	18,000
Of the 2,797,000 RSU’s and Performance Share Awards outstanding at September 30, 2008, 2,672,000 were granted pursuant to our 2006 Incentive Award Plan. The other 125,000 RSU’s were not granted pursuant to a stock option plan but were “inducement grants.” At September 30, 2007, of the 1,643,000 RSU’s outstanding, 1,177,000 were granted pursuant to our 2006 Incentive Award Plan and the other 466,000 RSU’s were “inducement grants.” Such grants may be made without prior shareholder approval pursuant to the rules of the NYSE Alternext US Exchange if the grants are made to new employees as an inducement to joining the Company, the grants are approved by the Company’s independent compensation committee and terms of the grants are promptly disclosed in a press release.
As of September 30, 2008, there was $3,823,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements from previously granted RSU’s and Performance Share Awards. That cost is expected to be recognized over a weighted-average period of 1.98 years.

Note 16 — Income Taxes
The Company has not recorded a provision for federal income taxes related to continuing operations for the years ended September 30, 2008, 2007 and 2006, due to operating losses in those years. The Company has recorded a provision for state income taxes for the year ended September 30, 2008 in the amount of $4,000, however, a provision for state income taxes related to continuing operations was not recorded for the years ended September 30, 2007 and 2006, due to operating losses in those years. A full valuation allowance was recorded against the deferred tax assets. As of September 30, 2008, the Company had available net operating loss carryforwards of $127,250,000 for federal tax reporting purposes. These operating loss carryforwards expire through 2028. The expired net operating losses were $1,397,000, $475,000 and $95,000 for the period ended September 30, 2008, 2007 and 2006, respectively.
For state income tax purposes, the Company also had net operating loss carryforward in the same amount as the federal net operating loss carryforward. However, the losses generated in the states of California and Illinois expire in 10 years and 12 years, respectively. The determination of the state net operating loss carryforwards is dependent upon the federal net operating loss, apportionment percentages and other respective state laws, which can change year to year and impact the amount of the state net operating loss carryforwards. Utilization of such federal and state net operating losses is subject to certain limitations under federal and state income tax laws.
Management believes that at this point in time, it is more likely than not that the deferred tax assets will not be realized. The Company therefore has recorded a full valuation allowance against its deferred tax assets at September 30, 2008 and 2007. The current portion of the valuation allowance was $3,672,000 and $3,124,000 for the years ended September 30, 2008 and 2007, respectively. The portion of the valuation allowance that relates to long-term deferred assets was $84,388,000 and $67,794,000 for the years ended September 30, 2008 and 2007, respectively. A portion of the valuation allowance relates to the deferred tax asset created by the stock option expense. The benefit that will be generated by the reversal of this portion of the allowance will be recorded to equity upon the release of the valuation allowance in the future. The amount of the deferred tax asset related to the stock option expense was $4,939,000 and $4,414,000 for the years ended September 30, 2008 and 2007, respectively.
The Company has approximately $42,000 in research and development credit carryforwards that will expire from fiscal 2020 to fiscal 2028. The credit carryforwards have also been offset by the valuation allowance at September 30, 2008.
The components of the net deferred tax liability and net deferred tax asset as of September 30, 2008 and 2007 are as follows:

	As of September 30,
	2008	2007
	(Thousands)
Net operating loss carryforwards	$46,866	$38,125
Capital loss carryforward	—	1,017
Accruals for financial statement purposes not allowed for income taxes — cash basis	4,397	3,220
Basis difference in prepaid expenses	(725)	(96)
Basis difference relating to licensed technology	783	734
Basis difference in property, plant and equipment	13,543	(5,034)
Basis difference in technology rights	28	36
Basis difference in retirement payables	—	46
Basis difference in reserve for REN earn-out	239	267
Basis difference in deferred rent liability	27	33
Basis difference in other reserves	48	—
Basis difference in other reserves for notes receivable	214	—
Research and development credit	42	2,191
PDU expenses	—	12,154
Stock option exercises FAS 123(R)	4,939	6,149
Stock option exercises	—	(1,735)
Beneficial conversions of debt	(210)	(258)
Basis difference in Sand Creek Energy	7	7
Basis difference in Petroleum Mud Logging	—	(147)
Section 481a adjustments	(921)	—
Capitalized interest	637	—
Impairment of available for sale securities	1,109	—
Impairment of other assets	76	—
Impairment of land and land purchase option	63	476
Impairment of construction in progress	16,875	13,715
Other items	23	18

	88,060	70,918
Valuation allowance	(88,060)	(70,918)

	$—	$—

A reconciliation of the income taxes at the federal statutory rate to the effective tax rate was as follows:

	For the Years Ended September 30,
	2008	2007	2006
	(Thousands)
Federal income tax benefit calculated at the Federal statutory rate	$(21,382)	$(32,180)	$(14,748)
State income tax benefit net of Federal benefit	(2,320)	(2,913)	(1,219)
Permanent true ups, other	2,925	125	356
FIN 48	3,565	—	—
Research and development credit	83	1,073	840
Change in valuation allowance	17,142	33,906	14,820

Income tax expense
From continuing operations	$13	$—	$—
From discontinued operations	—	11	49

On October 1, 2007, the Company adopted the provisions of FIN 48. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company recognize in its consolidated financial statements, only those tax positions that are “more-likely-than-not” of being sustained as of the adoption date, based on the technical merits of the position. As a result of the implementation of FIN 48, the Company performed a comprehensive review of its material tax positions in accordance with recognition and measurement standards established by FIN 48.
As a result of this review, the Company discovered that there were certain deferred tax assets that were not properly stated. The gross and net deferred tax assets did not change as a result of the review but a reclassification was necessary to properly reflect the values of the different components of deferred tax assets. As of October 1, 2007, the date of adoption of FIN 48, and after accounting for the adjustments noted above, the Company’s uncertain tax benefits totaled approximately $1.5 million. The change to the amount of uncertain tax benefits for the year ended September 30, 2008 was $339,000. In addition, a reserve was set up for potential IRS Section 382 limitations that would result in the forfeiture of $2.3 million of research and development credit carryforward, $890,000 of capital loss carryforward and $2.4 million of the net operating loss carryforward. Approximately $1.2 million of the uncertain tax benefits was reported as a reduction of the Company’s deferred tax asset for its net operating loss. A reconciliation of the beginning and ending amounts of unrecognized tax liability was as follows:

Reconciliation of Unrecognized Tax Liability For the Year Ending September 30, 2008
Balance at October 1, 2007	$1,556
Additions based on tax positions related to current year	3,565
Additions for tax positions of prior years	339
Reductions for tax positions of prior years	—
Settlements	—

Balance at September 30, 2008	$5,460

The Company and its subsidiaries are subject to the following material taxing jurisdictions: U.S. federal, California, Colorado and Illinois. The tax years that remain open to examination by the U.S. federal jurisdiction are years 2003 through 2006; the tax years that remain open to examination by the California, Colorado and Illinois jurisdictions are years 2002 through 2006.
The Company’s policy is to recognize interest and penalties related to uncertain tax benefits in income tax expense. As of October 1, 2007 and September 30, 2008, the Company has not accrued any interest related to uncertain tax positions as a result of the Company’s net operating loss carryforward position. As of October 1, 2007 and September 30, 2008, the Company’s has not accrued any penalties related to uncertain tax positions.

Note 17 — Segment Information
The Company operates in two business segments as follows:
•	Nitrogen products manufacturing — The Company manufactures a variety of nitrogen fertilizer products.
•	Alternative fuels — The Company develops and markets processes for conversion of low-value, carbon-bearing solids or gases into valuable hydrocarbons.
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
For the fiscal year ended September 30, 2006, the Company sold PML, which had been reported as the Company’s oil and gas field services segment in previous filings. The results from this businesses activity are excluded from the segment results, as they are included in discontinued operations in our Consolidated Statements of Operations. Segment information for the prior periods has been reclassified to reflect this presentation. Refer to Note 4 for more information.

	For the Years Ended September 30,
	2008	2007	2006
	(Thousands)
Revenues
Nitrogen products manufacturing	$210,293	$131,816	$44,398
Alternative fuels	678	504	119

Total Revenues	$210,971	$132,320	$44,517

Operating income (loss)
Nitrogen products manufacturing	$46,731	$13,222	$(1,320)
Alternative fuels	(103,207)	(107,685)	(38,099)

Total Operating Loss	$(56,476)	$(94,463)	$(39,419)

Depreciation and amortization
Nitrogen products manufacturing	$8,472	$6,791	$2,435
Alternative fuels	1,102	731	516

Total Depreciation and Amortization	$9,574	$7,522	$2,951

Interest expense
Nitrogen products manufacturing	$2,747	$93	$249
Alternative fuels	2,695	2,337	2,153

Total Interest Expense	$5,442	$2,430	$2,402

Significant non-cash transactions (1)
Nitrogen products manufacturing	$8,650	$1,925	$—
Alternative fuels	19,185	41,881	12,890

Total significant non-cash transactions	$27,835	$43,806	$12,890

Expenditures for additions of long-lived assets
Nitrogen products manufacturing	$7,252	$7,250	$2,815
Alternative fuels	23,737	41,518	2,129

Total Expenditures for Additions or Long Lived Assets	$30,989	$48,768	$4,944

Total assets
Nitrogen products manufacturing	$210,548	$132,788	$81,274
Alternative fuels	46,092	50,275	66,208

Total Assets	$256,640	$183,063	$147,482

(1)
Significant non-cash transactions include loss on impairment, write down of inventory to market, loss on investments, compensation and consulting expenses under SFAS 123(R), abandoned debt issue costs, non-cash marketing expense and bad debt expense. Depreciation and amortization is separately disclosed in the table.

Revenues from external customers are shown below for groups of similar products and services:

	For the Years Ended September 30,
	2008	2007	2006
	(Thousands)
Revenues
Nitrogen products manufacturing	$210,293	$131,816	$44,398
Alternative fuels (1)	678	504	119

Total revenues	$210,971	$132,320	$44,517

(1)	The amounts presented exclude an inter-segment management fee of $2,500,000, $2,500,000 and $625,000 for fiscal 2008, 2007 and 2006, respectively.
Note 18 — Valuation and Qualifying Accounts

	Balance			Balance
	at Beginning	Charged to	Deductions and	at End
	of Period	Expense	Write-Offs	of Period
	(Thousands)
Year Ended September 30, 2008
Allowance for doubtful accounts	$126	$566	$—	$692
Deferred tax valuation account	$70,918	$17,142	$—	$88,060
Reserve for REN earn-out (1)(2)	$870	$(91)	$—	$779
Year Ended September 30, 2007
Allowance for doubtful accounts, from continuing operations	$126	$—	$—	$126
Allowance for doubtful accounts, from discontinued operations	10	—	(10)	—

Allowance for doubtful accounts	$136	$—	$(10)	$126
Deferred tax valuation account	$35,995	$34,923	$—	$70,918
Reserve for REN earn-out (1)(2)	$1,000	$(128)	$(2)	$870
Year Ended September 30, 2006
Allowance for doubtful accounts, from continuing operations	$126	$—	$—	$126
Allowance for doubtful accounts, from discontinued operations	10	—	—	10

Allowance for doubtful accounts	$136	$—	$—	$136
Deferred tax valuation account	$21,175	$14,820	$—	$35,995
Reserve for REN earn-out (1)	$1,000	$—	$—	$1,000

(1)
The Company recorded a reserve of $1,000,000 against the earn-out receivable due to uncertainty surrounding the estimation of collections related to the Company’s sale of REN. Refer to Note 4 to the Consolidated Financial Statements for more information.

(2)
During fiscal 2008 and 2007, the Company received earn-out payments from REN which were recognized as miscellaneous income along with corresponding reductions to the earn-out receivable and the reserve.

Note 19 — Related Party Transactions
During January 2003, the Company began to defer monthly salary payments to certain officers. The Company and these certain officers entered into convertible notes in the amount of such deferred salary payments. Originally, the notes bore interest at 9% and matured in twelve months, with all unpaid principal and interest due at that time. The notes were convertible in whole or in part into unregistered common stock of the Company, subject to certain conversion provisions. On September 30, 2005, these convertible promissory notes were amended to extend the term to September 30, 2008 and to reduce the interest rate to the prime rate published by the Wall Street Journal. As of September 30, 2007 the balance in these convertible notes was $181,000. During fiscal 2008, interest on the notes increased the balance of the liability to $189,000. In September 2008, the notes were fully converted into 348,000 shares of common stock.

Note 20 — Subsequent Events
On October 23, 2008, the Company announced the appointment of Dan J. Cohrs as the Company’s Chief Financial Officer. In connection with the appointment, the Company entered into an employment agreement with Mr. Cohrs to serve as Chief Financial Officer and Executive Vice President of Rentech dated October 22, 2008. The term of the employment agreement was for three years, subject to automatic renewal unless we or Mr. Cohrs give prior notice. The agreement provides for base compensation of $300,000 per year, an opportunity to earn an annual cash bonus and participation in our standard benefit programs. Pursuant to the agreement, we agreed to pay Mr. Cohrs a $25,000 commencement payment within 30 days of October 22, 2008, and to grant Mr. Cohrs 325,000 restricted stock units and 110,500 performance share awards by December 31, 2008.
On December 10, 2008, Debra L. Harshman resigned from her duties with the Company as Chief Accounting Officer and Assistant Treasurer. Dan J. Cohrs, the Chief Financial Officer of Rentech, will assume the responsibilities as the principal accounting officer of the Company on an interim basis until a permanent replacement is named.

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

3.1
Amended and Restated Articles of Incorporation, dated April 29, 2005 (incorporated by reference to Exhibit 3(i) to Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2005, filed May 9, 2005).

3.2
Articles of Amendment to Amended and Restated Articles of Incorporation of Rentech, Inc. (incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2008, filed May 9, 2008.

3.3	Bylaws dated November 30, 2004 (incorporated by reference to Exhibit 3(ii) to Annual Report on Form 10-K for the year ended September 30, 2004 filed December 9, 2004).

4.1	Registration Rights Agreements for December 2004 Short-Term Loan with C. David Callaham (incorporated by reference to Exhibits 10.4 and 10.7 to Current Report on Form 8-K filed December 16, 2004).

4.2
Registration Rights Agreement for December 2004 Short-Term Loan by and between Rentech, Inc. and Geduld Revocable Trust, (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed December 7, 2004).

4.3
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

4.5	Form of Registration Rights Agreement (incorporated by reference to Exhibit 4 to Form S-3/A Amendment Two to Registration Statement No. 333-85682 filed October 28, 2002).

4.6	Form of Non-statutory Stock Option Agreement (incorporated by reference to Exhibit 4 to Form S-3/A Amendment Two to Registration Statement No. 333-85682 filed October 28, 2002).

4.7	Stock Option Agreement, dated December 10, 2004, by and between Rentech, Inc. and Royster-Clark Inc. (incorporated by reference to Exhibit 10.8 to Current Report on Form 8-K filed December 16, 2004).

4.8
Stock Purchase Warrant, dated September 17, 2004, by and between Rentech, Inc. and Mitchell Technology Investments (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed September 23, 2004).

4.9
Registration Rights Agreement, dated September 17, 2004, by and between Rentech, Inc. and Mitchell Technology Investments (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed September 23, 2004).

4.10
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

4.12
Registration Rights Agreement, dated April 8, 2005, by and among Rentech, Inc. and Mercator Momentum Fund, LP, Mercator Momentum Fund III, LP, Monarch Pointe Fund, Ltd., Pentagon Special Purpose Fund, Ltd. and M.A.G. CAPITAL, LLC, for Placement of Preferred Stock (incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K filed April 14, 2005).

4.13
Warrant to Purchase 1,000,000 Shares of Common Stock by and between Rentech, Inc. and DKRW Advanced Fuels LLC, dated January 12, 2006 (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed January 19, 2006).

4.14		Stock Purchase Warrants (incorporated by reference to Exhibits 10.1 through 10.16 to Current Report on Form 8-K filed May 20, 2005).

4.15
Indenture dated April 18, 2006, by and between Rentech, Inc. and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed April 18, 2006).

4.16		Officers’ Certificate to Indenture dated April 18, 2006 to Indenture (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed April 18, 2006).

4.17		Form of 4.00% Convertible Senior Note Due 2013 (incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K filed April 18, 2006).

4.18		Form of Subscription Agreement (incorporated by reference to exhibit 10.2 to Current Report on Form 8-K filed April 20, 2007).

4.19		Form of Warrant to purchase shares of Common Stock (incorporated by reference to exhibit 10.3 to Current Report on Form 8-K filed April 20, 2007).

10.1	*	Term sheet for Dennis L. Yakobson retirement benefits (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed October 6, 2005).

10.2	*	Term sheet for Ronald C. Butz retirement benefits (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed October 6, 2005).

10.3	*
Management and Consulting Agreement, dated July 29, 2005, by and between Rentech, Inc. and Management Resource Center, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August, 11, 2005).

10.4	*	1994 Stock Option Plan (incorporated by reference to the exhibits to Form S-18 on Form SB-2, post-effective Amendment No. 5 to Registration Statement No. 33-37150-D).

10.5	*	1996 Stock Option Plan (incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K dated December 18, 1996).

10.6	*	1998 Stock Option Plan (incorporated by reference to Exhibit 4.1 to Form S-8). Registration Statement No. 333-95537.

10.7	*	2001 Stock Option Plan (incorporated by reference to Exhibit 10.5 to Annual Report on Form 10-K for the year ended September 30, 2002 filed December 24, 2002).

10.8	*	2003 Stock Option Plan (incorporated by reference to Exhibit 10.6 to Annual Report on Form 10-K for the year ended September 30, 2002 filed December 24, 2002).

10.9
License Agreement, dated October 8, 1998, by and between Rentech, Inc. and Texaco Natural Gas, Inc. (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-KSB, No. 000-19260, for the year ended September 30, 1998, filed January 13, 1999).

10.10		Convertible Promissory Note, dated May 20, 2005, to Michael Ray (incorporated by reference to Exhibit 10.17 to Current Report on Form 8-K filed May 20, 2005).

10.11		Convertible Promissory Note, dated May 20, 2005, to David Zimel (incorporated by reference to Exhibit 10.18 to Current Report on Form 8-K filed May 20, 2005).

10.12	*	1990 Stock Option Plan (incorporated by reference to the exhibits to Form S-18 Registration Statement No. 33-37150).

10.13	*	2005 Stock Option Plan (incorporated by reference to Exhibit 10.34 to Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2004 filed February 9, 2005).

10.14	**
Master License Agreement by and among Rentech, Inc. and DKRW Energy LLC and DKRW Advanced Fuels LLC, dated January 12, 2006 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed January 19, 2006).

10.15
License Agreement by and between Rentech, Inc. and Medicine Bow Fuel & Power, LLC, dated January 12, 2006 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed January 19, 2006).**

10.16		Amendment to Site License Agreement with Medicine Bow Fuel & Power, LLC, dated October 26, 2007 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed November 1, 2007).

10.17
Omnibus Amendment by and among Rentech, Inc. and Medicine Bow Fuel & Power, LLC and DKRW Advanced Fuels LLC, dated December 7, 2007 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed December 13, 2007).

10.18
Project Development Participation Agreement by and between Rentech, Inc. and DKRW Advanced Fuels LLC, dated January 12, 2006 (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed January 19, 2006).

10.19	*	Employment Agreement by and between Rentech, Inc. and D. Hunt Ramsbottom, Jr. dated January 20, 2006 (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed January 26, 2006).

10.20	*	Employment Agreement by and between Rentech, Inc. and Douglas M. Miller dated January 20, 2006 (incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed January 26, 2006).

10.21	*	Employment Agreement by and between Rentech, Inc. and Dan J. Cohrs, dated October 22, 2008.

10.22	*	Employment Agreement by and between Rentech, Inc. and Richard T. Penning, dated January 22, 2007 (incorporated by reference to Exhibit 10.24 to Annual Report on Form 10-K filed December 14, 2007).

10.23	*	Compensation Plan for Outside Directors (incorporated by reference to Item 1.01 to Current Report on Form 8-K filed April 19, 2006).

10.24		Lease Agreement dated as of April 21, 2006 with Center West (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed April 21, 2006).

10.25		Rider to the Lease Agreement dated as of April 21, 2006 by and between Rentech, Inc. and Center West (incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed April 21, 2006).

10.26
Financing Agreement dated as of April 26, 2006 by and between Rentech Energy Midwest Corporation and The CIT Group/Business Credit, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed May 2, 2006).

10.27	*	Employment Agreement by and between Rentech, Inc. and I. Merrick Kerr dated May 15, 2006 (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed May 17, 2006).

10.28	*	Form of Stock Option Grant Notice and Stock Option Agreement under 2006 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 20, 2006).

10.29	*	Amended and Restated Rentech, Inc. 2006 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 29, 2007).

10.30
Commitment Letter by and among Rentech, Inc., Rentech Development Corporation. M.A.G Capital, LLC and Pentagon Bernini Fund, Ltd. Dated November 15, 2005 (incorporated by reference to exhibit 10.1 to Current Report on Form 8-K filed November 16, 2005).

10.31
Placement Agent Agreement, dated April 19, 2007 by and between Rentech, Inc. and Credit Suisse Securities (USA) LLC (incorporated by reference to exhibit 10.1 to Current Report on Form 8-K filed April 20, 2007).

10.32	**
Development Cost Sharing and Equity Option Agreement, dated May 25, 2007 by and between Rentech, Inc. and Peabody Venture Fund, LLC (incorporated by reference to exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and filed on August 9, 2007).

10.33	**
Coal Supply Agreement, dated May 25, 2007 by and between Rentech, Inc. and COALSALES LLC (incorporated by reference to exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and filed on August 9, 2007).

10.34
Line of Credit Agreement between Rentech, Inc. and Lehman Brothers, Inc. dated May 7, 2008 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2008, filed May 9, 2008).

10.35
Credit Agreement, dated May 30, 2008, by and among Rentech Energy Midwest Corporation, as the borrower, Rentech, Inc. and Credit Suisse, Cayman Islands Branch, individually and as Administrative Agent and Collateral Agent (incorporated by reference to exhibit 10.1 to Current Report on Form 8-K filed June 5, 2008).

10.36
Amended and Restated Credit Agreement, dated June 13, 2008, by and among Rentech Energy Midwest Corporation, as the borrower, Rentech, Inc. and Credit Suisse, Cayman Islands Branch, individually and as Administrative Agent and Collateral Agent (incorporated by reference to exhibit 10.1 to Current Report on Form 8-K filed June 19, 2008).

10.37
Guarantee and Collateral Agreement, dated May 30, 2008, by and among Rentech Energy Midwest Corporation, Rentech, Inc., the subsidiaries of Rentech, Inc. listed therein and Credit Suisse, Cayman Islands Branch, as Collateral Agent (incorporated by reference to exhibit 10.2 to Current Report on Form 8-K filed June 5, 2008).

10.38
Reaffirmation and Amendment Agreement, dated June 13, 2008, by and among Rentech Energy Midwest Corporation, Rentech, Inc., the subsidiaries of Rentech, Inc. listed therein and Credit Suisse, Cayman Islands Branch, as Collateral Agent (incorporated by reference to exhibit 10.3 to Current Report on Form 8-K filed June 19, 2008).

10.39
Intellectual Property Security Agreement, date May 30, 2008, by and among Rentech Energy Midwest Corporation, Rentech, Inc., the subsidiaries listed therein and Credit Suisse, Cayman Islands Branch, as Administrative Agent and Collateral Agent (incorporated by reference to exhibit 10.3 to Current Report on Form 8-K filed June 5, 2008).

10.40		Form of Absolute Share Price Target Performance Share Award Agreement (incorporated by reference to exhibit 10.1 to Current Report on Form 8-K filed July 23, 2008).*

10.41		Form of Total Shareholder Return Performance Share Award Agreement (incorporated by reference to exhibit 10.2 to Current Report on Form 8-K filed July 23, 2008).*

12.1		Computation of Ratio of Earnings to Fixed Charges.

14		Code of Ethics.

21		Subsidiaries of Rentech, Inc.

23		Consent of Independent Registered Public Accounting Firm.

31.1		Certification of Chief Executive Officer Pursuant to Rule 13a-14 or Rule 15d-14(a).

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14 or Rule 15d-14(a).

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Management contract or compensatory plan or arrangement.

**	Certain portions of this Exhibit have been omitted and filed separately under an application for confidential treatment.