Form 10-K/A
period 2008-09-30
RENTECH INC /CO/
filed 2009-01-28
CIK 868725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from  _____ to _____
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
At January 20, 2009, the number of outstanding shares of common stock was 166,583,015.
DOCUMENTS INCORPORATED BY REFERENCE
None.

Page

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance	4

ITEM 11. Executive Compensation	8

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	23

ITEM 13. Certain Relationships and Related Party Transactions, and Director Independence	26

ITEM 14. Principal Accountant Fees and Services	27

PART IV

ITEM 15. Exhibits and Financial Statement Schedules	27

Exhibit 10.43
Exhibit 10.44
Exhibit 10.45
Exhibit 31.1
Exhibit 31.2

EXPLANATORY NOTE
Rentech, Inc. (“Rentech”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended September 30, 2008, filed with the Securities and Exchange Commission on December 15, 2008 (the “Original 10-K”).
This Amendment is being filed to amend the Original 10-K to include the information required by Items 10 through 14 of Part III of Form 10-K. In addition, on the cover page, (i) the reference in the Original 10-K to the incorporation by reference of Rentech’s 2009 definitive proxy statement has been deleted and (ii) the information with respect to the number of outstanding shares of Rentech’s common stock (“Common Stock”) has been updated. Rentech is also updating its list of exhibits in Item 15 of this report to include the certifications specified in Rule 13(a)-14(a) under the Securities Exchange Act of 1934 required to be filed with this Amendment. Except for the foregoing amendments and updates, this Amendment does not modify or update the Original 10-K.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The directors and executive officers of Rentech and their ages and their positions with Rentech as of January 14, 2009, are as follows:

Name	Age	Position(s)
D. Hunt Ramsbottom	51	Chief Executive Officer, President and Director
Dan J. Cohrs (1)	55	Chief Financial Officer and Executive Vice President
Douglas M. Miller	48	Executive Vice President, Renewable Energy Businesses
Richard T. Penning	53	Executive Vice President, Commercial Affairs
Colin M. Morris	36	Vice President and General Counsel
Michael S. Burke (2)	45	Director
Michael F. Ray (2)	55	Director
Ronald M. Sega (2)	56	Director
Edward M. Stern (2)	50	Director
Halbert S. Washburn (2)	48	Director
Dennis L. Yakobson	72	Director and Chairman

(1)	Mr. Cohrs was appointed in October 2008, subsequent to the end of fiscal 2008.

(2)	Independent Director.
Information Regarding Directors with Terms Expiring in 2009:
D. Hunt Ramsbottom, Chief Executive Officer, President and Director—Mr. Ramsbottom was appointed President and director of Rentech in September 2005 and Chief Executive Officer in December 2005. Mr. Ramsbottom had been serving as a consultant to Rentech since August 2005 under the terms of a Management Consulting Agreement Rentech entered into with Management Resource Center, Inc. Mr. Ramsbottom has over 25 years of experience building and managing growth companies. Prior to accepting his position at Rentech, Mr. Ramsbottom held various key management positions including: Principal and Managing Director of Circle Funding Group, LLC, from 2004 to 2005; Chief Executive Officer and Chairman of M2 Automotive, Inc., from 1997 to 2004; and Chief Executive Officer of Thompson PBE (NASDAQ: THOM), from 1989 to 1997, which was acquired by FinishMaster, Inc. in 1997. On April 17, 2005, M2 Automotive, Inc. completed an assignment for the benefit of its creditors pursuant to a state law insolvency proceeding. Mr. Ramsbottom holds a Bachelor of Science degree from Plymouth State College.
Halbert S. Washburn, Director—Mr. Washburn was appointed as a director of Rentech in December 2005. Mr. Washburn has over 20 years of experience in the energy industry. Mr. Washburn has been the Co-Chief Executive Officer and a Director of BreitBurn GP, LLC, the general partner of BreitBurn Energy Partners LP (NASDAQ: BBEP), since August 2006. He has served as the co-founder, Co-President and Director of BreitBurn Energy Corporation since 1988. In addition, Mr. Washburn currently serves as Co-Chief Executive Officer and Director for Breitburn Management Company, LLC, Breitburn Energy Holdings, LLC and BEH (GP), LLC. From June 2004 through August 2008, he served as Co-Chief Executive Officer and Director for Pro GP Corp. Mr. Washburn is responsible for BreitBurn’s oil and gas operations and co-manages BreitBurn’s acquisition and capital formation activities. Mr. Washburn currently serves as Chairman of the Executive Committee of the Board of Directors of the California Independent Petroleum Association and on the Board for the Children’s Bureau. He also served as a Board member, including Chairman of the Board, of the Stanford University Petroleum Investments Committee and the Wildcat Committee. Mr. Washburn holds a Bachelor of Science degree in Petroleum Engineering from Stanford University.
Information Regarding Directors with Terms Expiring in 2010:
Michael F. Ray, Director—Mr. Ray was appointed as a member of our Board of Directors in May 2005. Mr. Ray founded and has served as President of ThioSolv, LLC since 2001. ThioSolv, LLC is in the business of developing and licensing technology. Mr. Ray was appointed to the Board of Directors for Cyanco Corporation in October 2008. Cyanco Corporation, a producer of sodium cyanide in the Western United States, is majority owned by Oaktree Capital Management who holds more than 95% of its outstanding shares. From 1995 to 2001, Mr. Ray served as Vice President of Business Development for Coastal Catalyst and Chemicals Division. Mr. Ray worked for Coastal Chem, Inc. as President from 1990 to 1995 and Vice President of Corporate Development and Administration from 1986 to 1990. From 1985 to 1986, Mr. Ray served as Vice President of Carbon Dioxide Marketing. Mr. Ray worked for Liquid Carbonic Corporation as Regional Operations Manager from 1981 to 1985 and Plant Manager from 1980 to 1981. Mr. Ray received his Bachelor of Science in Industrial Technology from Western Washington University and his Masters of Business Administration from Houston Baptist University. Mr. Ray previously served as a member of the Board of Directors of Coastal Chem, Inc., Cheyenne LEADS and Wyoming Heritage Society. Mr. Ray also served on the Nitrogen Fertilizer Industry Ad Hoc Committee, University of Wyoming EPSCOR Steering Committees and Wyoming Governor’s committee for evaluating state employee compensation.

Edward M. Stern, Director—Mr. Stern was appointed as a member of our Board of Directors in December 2006. Since 2004, Mr. Stern has served as the President and Chief Executive Officer of Neptune Regional Transmission System, LLC, a company which developed, constructed and now operates a 660 MW undersea electric transmission system that will interconnect Sayreville, New Jersey with Long Island, New York. Mr. Stern is also leading the development of several other large transmission and renewable energy projects. From 1991 through 2004, Mr. Stern was employed by Enel North America, Inc. (a subsidiary of Enel SpA, an Italian electric utility company) and its predecessor, CHI Energy, Inc., an energy company which owned or operated nearly one hundred power plants in seven countries, specializing in renewable energy technologies including hydroelectric projects and wind farms. While at Enel North America, Inc. and CHI Energy, Inc., Mr. Stern served as General Counsel and, commencing in 1999, as President, Director and Chief Executive Officer. Mr. Stern currently serves on the Board of Directors of Energy Photovoltaics, Inc., a Princeton, NJ based manufacturer of solar energy products and systems and Capital Access Network, Inc., a small business lender. Mr. Stern also serves on the Advisory Board of Starwood Energy Group Global, LLC, a private equity firm specializing in energy and infrastructure investments. Mr. Stern received B.A., J.D. and M.B.A. degrees from Boston University and is a member of the Massachusetts Bar and the Federal Energy Bar.
Information Regarding Directors with Terms Expiring in 2011:
Michael S. Burke, Director— Mr. Burke was appointed as a member of our Board of Directors in March 2007. Mr. Burke is currently the Executive Vice President, Chief Corporate Officer and Chief Financial Officer of AECOM Technology Corporation (NYSE: ACM), a global provider of professional technical and management support services to government and commercial clients. Mr. Burke joined AECOM as Senior Vice President, Corporate Strategy in October 2005. From 1990 to 2005, Mr. Burke was with the accounting firm, KPMG LLP. He served in various senior leadership positions most recently as a Western Area Managing Partner from 2002 to 2005 and was a member of KPMG’s Board of Directors from 2000 through 2005. While on the KPMG Board of Directors, Mr. Burke served as the Chairman of the Board Process and Governance Committee and a member of the Audit and Finance Committee. Prior to joining KPMG, Mr. Burke worked for Arthur Andersen & Company from 1986 to 1990. Mr. Burke also serves on various charitable and community boards. Mr. Burke received a B.S. degree in accounting from the University of Scranton and a J.D. degree from Southwestern University.
Ronald M. Sega, Director— Dr. Sega was appointed as a member of our Board of Directors in December 2007. Currently Dr. Sega serves as Vice President for Energy, Environment and Applied Research with the Colorado State University Research Foundation. He also serves as the Woodward Professor of Systems Engineering at Colorado State University’s College of Engineering. In addition, he serves as Special Advisor for Energy and the Environment to the University’s President. From August 2005 to August 2007, Dr. Sega served as Under Secretary for the U.S. Air Force. In that capacity, he oversaw the recruiting, training and equipping of approximately 700,000 people and a budget of approximately $110 billion. Designated as the Department of Defense Executive Agent for Space, Dr. Sega developed, coordinated and integrated plans and programs for space systems of all Department of Defense space major defense acquisition programs. From August 2001 until July 2005, Dr. Sega was Director of Defense Research and Engineering, Office of the Secretary of Defense. Dr. Sega worked for NASA from 1990 until 1996 and made two shuttle flights during his career as an astronaut. He also serves on the Woodward Governor Company Board. Dr. Sega received a B.S. in mathematics and physics from the United States Air Force Academy in 1974, a master of science degree in physics from The Ohio State University in 1975, and a doctorate in electrical engineering from the University of Colorado in 1982.
Dennis L. Yakobson, Director and Chairman of the Board—Mr. Yakobson has served as a director of Rentech and Chairman of the Board since 1983 and is one of the founders. In December 2005, he resigned from his position as Chief Executive Officer and currently serves as the Chairman. He was employed as Vice President of Administration and Finance of Nova Petroleum Corporation, Denver, Colorado, from 1981 to 1983. From 1979 to 1983, he served as a Director and Secretary of Nova Petroleum Corporation. He resigned from those positions in November 1983 to become a Director and assume the presidency of Rentech. From 1976 to 1981 he served as a Director, Secretary and Treasurer of Power Resources Corporation in Denver, a mineral exploration company, and was employed by it as the Vice President-Land. From 1975 to 1976 he was employed by Wyoming Mineral Corporation in Denver as a contract administrator. From 1971 through 1975 he was employed by Martin Marietta Corporation, Denver, as marketing engineer in space systems. From 1969 to 1971 he was employed by Martin Marietta in a similar position. From 1960 to 1969 he was employed by Grumman Aerospace Corporation, his final position with it being contract administrator with responsibility for negotiation of prime contracts with governmental agencies. He is a Director of GTL Energy Pty Ltd., a private company based in Adelaide, Australia. He received a Bachelor of Science degree in Civil Engineering from Cornell University in 1959 and a Masters in Business Administration degree from Adelphi University in 1963.

Executive Officers
Information concerning the business experience of Mr. Ramsbottom, who serves as President and Chief Executive Officer, is provided above.
Dan J. Cohrs, Chief Financial Officer and Executive Vice President—Mr. Cohrs was appointed our Executive Vice President, Chief Financial Officer and Treasurer in October 2008. Mr. Cohrs has more than 20 years of experience in corporate finance, strategy and planning, and mergers and acquisitions. He worked as Executive Vice President of Skycrest Ventures, LLC, a private investment and consulting firm in Los Angeles from August 2007 to October 2008. From June 2006 until May 2007, Mr. Cohrs served as a consultant for finance and corporate development, as well as Interim Chief Financial Officer for a period of time, for Amp’d Mobile, a private mobile media entertainment company in Los Angeles. He worked as an independent consultant and advised companies regarding financings, investor presentations and business plans from 2003 through 2007. In addition, Mr. Cohrs served as a guest lecturer at Cornell University’s Johnson School of Management in the area of corporate governance from November 2005 until March 2006. Mr. Cohrs served as Executive Vice President and Chief Financial Officer of Global Crossing Ltd. from May 1998 through June 2003. Mr. Cohrs worked as Chief Development and Financial Officer of, and serves as a Partner and Board Member of Agency 3.0, LLC, a private digital advertising and consulting agency in Los Angeles since April 2008. Mr. Cohrs earned M.S. and Ph.D. degrees in finance, economics and public policy from Cornell University’s Johnson Graduate School of Management and a B.S. degree in Engineering from Michigan State University.
Douglas M. Miller, Executive Vice President, Renewable Energy Businesses—Mr. Miller served as Executive Vice President and Chief Operating Officer of Rentech from January 2006 through December 2008. Between July 2008 and October 2008, Mr. Miller served as the Company’s Chief Financial Officer on an interim basis. In January 2009, Mr. Miller was appointed to the position of Executive Vice President for Renewable Energy Businesses. In this new capacity, Mr. Miller will be responsible for the development of Rentech’s biomass initiatives. Prior to his employment at Rentech, Mr. Miller was employed by Unocal Corporation from 1991 through its acquisition by Chevron Corporation in October 2005, and for more than five years prior to the acquisition, served as Vice President, Corporate Development. Mr. Miller received his Bachelors of Earth Sciences from the University of California, Berkeley and his Masters of Business Administration from the University of California, Los Angeles.
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
Colin M. Morris, Vice President and General Counsel—Mr. Morris has served as the Vice President and General Counsel of Rentech since June 2006. Mr. Morris practiced Corporate and Securities Law at the Los Angeles office of Latham & Watkins LLP from June 2004 to May 2006. From September 2000 to May 2004 Mr. Morris practiced Corporate and Securities Law in the Silicon Valley office of Wilson, Sonsini, Goodrich and Rosati. Prior to that Mr. Morris practiced Corporate and Securities Law in the Silicon Valley office of Pillsbury Winthrop Shaw Pittman LLP. Mr. Morris received an A.B. degree in Government from Georgetown University and a J.D. from the University of California, Berkeley, Boalt Hall School of Law.
Audit Committee and Audit Committee Financial Expert
The Board of Directors has a standing Audit Committee. The Board of Directors has determined that each member of the Audit Committee is “independent” within the meaning of the rules of the Securities and Exchange Commission and the NYSE Alternext US.

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
The Audit Committee currently consists of Mr. Burke, Mr. Washburn and Mr. Ray. The Board of Directors has determined that Mr. Burke, the Chairman of the Audit Committee, qualifies as an “audit committee financial expert” as defined by the rules of the Securities and Exchange Commission.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Rentech’s executive officers and directors, and persons who own more than ten percent of a registered class of Rentech’s equity securities (collectively, “Insiders”), to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (the “SEC”). Insiders are required by SEC regulations to furnish Rentech with copies of all Section 16(a) forms they file. To Rentech’s knowledge, based solely on its review of the copies of such reports furnished to Rentech or written representations from certain Insiders that they were not required to file a Form 5 to report previously unreported ownership or changes in ownership, we believe that, during our fiscal year ended September 30, 2008, the Insiders complied with all such filing requirements except with respect to one Form 4 reporting the sale by Dennis Yakobson of shares under an existing 10b5-1 plan which was filed one day late on September 12, 2008.
Code of Ethics
Rentech has adopted a code of business conduct ethics that applies to Rentech’s directors, officers and employees. This code includes a special section entitled “Business Conduct and Ethics for Senior Financial Officers” which applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. A copy of the code of ethics was filed as an exhibit to Rentech’s annual report on Form 10-K for the fiscal year ended September 30, 2008 and is available on the Corporate Governance Section of our website at www.rentechinc.com. Our website address referenced above is not intended to be an active hyperlink, and the contents of our website shall not be deemed to be incorporated herein.

ITEM 11. EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
Compensation Program Objectives and Executive Summary
The following discussion and analysis describes our compensation objectives and policies as applied to D. Hunt Ramsbottom, our Chief Executive Officer, I. Merrick Kerr, who served as our Chief Financial Officer until July 2008, Douglas M. Miller, our interim CFO from July 2008 to October 2008 and Executive Vice President of Renewable Energy Businesses, Richard T. Penning, our Executive Vice President of Commercial Affairs, and Colin M. Morris, our General Counsel. Messrs. Ramsbottom, Kerr, Miller, Penning, and Morris are referred to in this Annual Report on Form 10-K as the “Named Executive Officers” or “NEOs.”
Rentech’s goal is to create value for its shareholders by becoming a global provider of clean energy solutions, through the commercialization of its proprietary technology for the production of ultra-clean synthetic fuels and chemicals. We achieved a significant milestone in the development of our technology by successfully operating our Product Demonstration Unit, or PDU, in the summer of 2008. This facility is the only operating synthetic transportation fuels facility in the United States. By completing and operating this facility during 2008, we demonstrated the successful design, construction and operation of a fully-integrated synthetic fuels facility utilizing the Rentech Process. The next step is to develop and operate our first commercial scale reactor, followed by the development and construction of multiple facilities using our technology. We believe the successful commercialization of our technology should result in a significant number of opportunities to have our technology deployed in ultra clean synthetic fuel and chemical plants both domestically and internationally. We expect to have our technology deployed in projects which Rentech develops and owns, as well as projects in which Rentech is solely a technology licensor. We expect that successful commercialization of our technology will enable Rentech to significantly increase its market capitalization and result in a very substantial increase in revenues, assets, and business complexity. We also own an operating natural gas-based nitrogen fertilizer manufacturing plant in Illinois.
Key operational goals include: developing the pioneer commercial scale synthetic fuels and chemicals project using the Rentech Process (which project may be a standalone biomass fed plant, a fossil fed plant or a combination of both biomass and fossil feedstocks); producing fuels and chemicals that meet customer requirements at our PDU; entering into contracts for the sale of those products; maximizing the value from our nitrogen fertilizer plant in East Dubuque, Illinois through improved product mix and plant reliability; signing license agreements for the use of our technology; and securing the financing necessary for our first commercial scale reactor and then building our first commercial scale reactor.
We have focused on building an experienced management team that is capable of managing the Company through a period of growth in order to meet our goals. We believe it is important for us to maintain continuity in our senior management team during this period. We have made it a policy to hire executives who are not only highly qualified for their positions at our current size, but who also have the skills we believe to be necessary to perform their roles at the same high standard in a company that is significantly greater in size and complexity. We believe that the team we have assembled is capable of delivering on our goals.
In fiscal year 2007, we compared the pay levels of our executive positions to those in a selected group of peer companies set forth in more detail below. Our base salaries were at or near the median of our peers. Our target total cash compensation was above the peer group median by about 20%. Our long-term incentives were not tied as closely to the performance of the Company and shareholder returns as some in the peer group. As a result, during fiscal 2007 and fiscal 2008, we developed a new long term incentive plan designed to more closely align management’s compensation with the performance of the Company over the long term. The components of the long term incentive equity awards are described below.
We believe that in our marketplace for talent, our base salaries are competitive, because they are in line with the median of those paid by our peer companies. Our annual cash bonuses are structured to provide short term incentives that place a focus on specific, defined business objectives for the Company during the year. The majority of those objectives were achieved in 2008. Given the challenges that faced the industry and our Company in 2008, this performance against objectives was at least in line with and in some cases better than that of our peer companies. The Compensation Committee of our Board of Directors approved new long-term incentive awards in fiscal 2008 (the “LTI Awards”) that were structured to reward both absolute and relative stock performance. The LTI Awards place a strong emphasis on retention of talent and on both absolute stock price performance and stock price performance relative to that of our peer companies. The performance elements of the LTI Awards pay nothing for 25th percentile performance, but offer an opportunity for pay at the 75th percentile for performance at or above the 75th percentile, with a sliding scale for performance between those benchmarks.

Our philosophy is to provide a market-level salary for our executives with the opportunity to exceed market levels for total compensation if short- and long-term performance exceeds expectations. The total compensation package for fiscal year 2009 is expected to pay our executives at the median level of the market for average performance, with compensation approximating the 75th percentile of the market for exceptional performance.
Independent Compensation Consultant
In July 2007, the Compensation Committee retained an independent compensation consultant, Watson Wyatt Worldwide (“Watson Wyatt”), to assist it in evaluating our current executive compensation programs and in developing programs to meet our needs going forward. The Compensation Committee was responsible for selecting the consultant, determining the scope of all work done and negotiating and approving fees for such work. Management provided input on each of these items as requested by the Committee. Due to the nature and extent of the 2007 evaluation, a similar evaluation was not performed during fiscal 2008.
Peer Group Generation and Benchmarking Results
When the Company was assembling the current management team during the period 2005 through 2006, the Compensation Committee gathered information independently with the assistance of a compensation consultant, on executives in comparable positions in energy companies of between $100 million and $500 million in market capitalization. This information was used as a benchmark in making the original salary, incentive and equity awards to the current executive team as documented in their existing employment contracts. Mr. Morris does not have an employment contract, but a similar process was followed in his hiring and offer process.
In 2007, Watson Wyatt worked with the Compensation Committee and Rentech management to develop an updated group of peer companies to which Rentech’s current executive compensation programs could be compared. The list was created by evaluating companies (a) in the alternative energy and/or fertilizer industry and (b) with a market capitalization of about $500 million, slightly larger than our market capitalization at the time. We believe this is a group that represents the type of companies with whom we compete for executive talent and with whom we therefore want to be competitive in terms of compensation. The original peer group was constructed by Watson Wyatt. Rentech management reviewed the list and made a few suggested modifications, which were reviewed by Watson Wyatt. The final group of companies was submitted for review and approval to the Compensation Committee, and consisted of the following:
•	Aventine Renewable Energy

•	Headwaters, Inc.

•	Verasun Energy Corporation

•	MGP Ingredients, Inc.

•	Pacific Ethanol, Inc.

•	Energy Conversion Devices, Inc.

•	Fuel Tech, Inc.

•	Ballard Power Systems, Inc.

•	Evergreen Energy, Inc.

•	Fuelcell Energy, Inc.

•	Methanex Corporation

•	Terra Industries, Inc.
Methanex and Terra Industries were judged to be too large for proper comparison of compensation, and were removed from the analysis for the purposes of making judgments on compensation. However, these are considered good industry peers and are included in the peer group for comparisons of Company stock price performance. US Bioenergy Corporation was originally included in the peer list, however, it was acquired by Verasun Energy Corporation in fiscal 2008.
In mid-2007, data were gathered from these peer companies, as well as from published survey data from major compensation survey providers (including Watson Wyatt), on various elements of executive compensation including base salaries, total cash compensation, long-term incentives and total direct compensation.

Rentech’s base salaries were found to be at or near the median of the market data gathered, exceeding the 50th percentile of the data by 3% on average for our then named executive officers (“NEOs”). Our target total cash compensation was higher than the median of the market data, on average about 23% above the 50th percentile of market data gathered for our NEOs. We made stock option grants to our NEOs in July 2006 with a three year vesting schedule which were designed to cover the 15 month period until the end of fiscal year 2007. We made few other equity grants in fiscal 2007. A comparison of our long-term incentives (“LTIs”) and total direct compensation (base, bonus, and LTI), including annualized grant values from 2006 and part of sign-on equity, was generally between the 60th and 75th percentiles of the market. We concluded from this that the level of our total compensation was well positioned to attract and retain the type of management team that we believe is necessary to successfully implement our commercialization strategy. However, we also determined that the form of our long-term incentive grants could be improved by more closely aligning management’s compensation with the performance of the Company and the return to shareholders. To that end we have developed a new structure for our LTI awards that the Compensation Committee approved in fiscal 2008, that more closely aligns management’s long term compensation with returns to shareholders and provides additional incentives to perform better than our peer companies.
Core Components of Executive Compensation
Base Salary
Base salaries for the executive officers at Rentech were generally set during the hiring process for the executives in late 2005 and early 2006. The base salaries were again reviewed in early fiscal 2009. The Board considered data on executives in comparable positions at other publicly traded companies near our size within the energy industry when making offers to the current team of executives and the terms of these negotiations are documented in written employment contracts. Previously, each of these employment contracts provided for an automatic increase in base salary equal to the change in the Consumer Price Index for all Urban Consumers on a year-over-year, August to August, basis. Subsequent to the end of fiscal year 2008, the employment agreements were amended and restated, and the automatic increase in base salary based on the Consumer Price Index was replaced with a potential increase at the discretion of the Board of Directors. Salary increases effective October 2007 for fiscal year 2008 based on the change in the Consumer Price Index for Messrs. Ramsbottom, Kerr, Miller and Penning were 2.0%. Salary increases effective October 2008 for fiscal year 2009 based on the change in the Consumer Price Index for Messrs. Ramsbottom, Miller and Penning were 5.4%.
The Board may provide additional merit increases to the base salary of the Company’s executives at its discretion. During fiscal 2008, such increases included an 8.0% increase for Mr. Morris, reflecting his overall progression as a senior executive and the high quality of the legal work necessary in every function of the Company, including its construction of the PDU, the rapid implementation of the Senior Credit Agreement and the development activities for the Natchez project. Mr. Miller’s 5.0% increase was based on his lead role in completion of the PDU construction, and his dual roles as both Chief Operating Officer (“COO”) and interim Chief Financial Officer (“CFO”) during part of the year. Mr. Penning received a 3.0% increase for his leadership of the commercial activities of the Company. Subsequent to fiscal 2008, the Board approved an increase of 1.5% for Mr. Ramsbottom, reflecting the overall performance of the Company, his leadership in developing and promoting the rebranding of the Company through the development of the renewable energy strategy. In each case, the merit increases reflected the performance of each executive relative to our stated goals, combined with an assessment of the executive’s overall performance, teamwork, and a review of the relative pay among our executives compared to the value they contributed to the Company. In the case of Mr. Ramsbottom’s increase after fiscal year 2008 ended, the increase was constrained by the difficult economic environment facing the industry and the reduced expense budget implemented by the Company in late 2008.
Annual Bonus
Rentech maintains an annual incentive plan for its executive officers. Successful completion of the short-term objectives of the Company are critical in achieving the planned level of growth, but, given the stage of the Company’s development, are not yet necessarily reflected in traditional incentive plan targets such as financial growth metrics. The annual incentive plan is designed to reward our executives for successfully taking the immediate steps needed to implement our long-term strategy. The target bonus for the Chief Executive Officer (“CEO”) in his employment agreement is set at 100% of his base salary. The targets for the other NEOs in their employment agreements or arrangements are set at 50% of their respective base salaries. Dan Cohrs target bonus is set at 60% of his base salary. Our practice is to award target bonuses for average performance against goals. Bonuses may range from 0% of target in the case of poor performance to 200% of target in the case of outstanding performance, all at the discretion of the Compensation Committee.
In the beginning of each fiscal year, the CEO and other senior officers develop a series of broad objectives for the year. This plan is then reviewed by the Compensation Committee and the Board, which provides substantial input and revisions and sets the goals for the year. The decision on objectives is made by the Board. These goals are then widely distributed among eligible participants.

At the end of the year, the CEO develops a scorecard that summarizes performance for each of his direct reports compared to the goals set by the Board, with each goal ranked on a scale from zero (did not meet) to two (exceptional performance). This scorecard is reviewed by the Compensation Committee and the Board, and modified as appropriate in their discretion. Final bonus payments for the CEO and the other executives are determined based on Company performance on goals over which they exert some level of control, as determined by the CEO, the Compensation Committee and the Board. The bonuses may range from 0% of target to 200% of target depending on performance. The decision as to the level of executive bonuses is made by the Compensation Committee and the Board.
In fiscal 2008, we had the following goals and results:
1.	Goal: Develop an implementation plan to have an operational commercial reactor in 2010, either through project development or licensing.

Performance: We made substantial progress but performance against this goal was incomplete. We closed on the purchase of the land at the Natchez site in the second quarter of fiscal 2008, a critical step in the development of our first fossil feedstock facility. We have engaged an engineering firm to help us develop costs estimates for a commercial scale reactor. In addition, we made significant progress on securing sources of feedstock and a site for a renewable feedstock facility. We also continued negotiations for multiple licensing opportunities.

2.	Goal: Completion and successful operation of the Product Demonstration Unit in Colorado.

Performance: This goal was completed later than planned with operational results that exceeded expectations, but the cost exceeded the budget. The construction of the PDU was completed in the third quarter of fiscal 2008 and we successfully operated the PDU continuously for an initial run of nearly 800 hours, at or near its design capacity of 420 gallons per day. We produced thousands of gallons of ultra-clean synthetic fuels and specialty chemicals, all of which met or exceeded applicable specifications.

3.	Goal: Sign partnership and off-take agreements to support our Natchez project.

Performance: This goal was not achieved. We continue to have substantive discussions with a number of potential feedstock providers and potentially very large customers who could sign off-take agreements. The Compensation Committee recognized that the economic environment, including lower oil prices and capital markets disruptions, significantly hindered the achievement of this goal in 2008.

4.	Goal: Reposition our brand and increase awareness in the marketplace of the positive environmental impacts of our technology.

Performance: We believe we have successfully changed the perception of the Company from a view that Rentech’s technology is limited to coal-to-liquids applications to one that recognizes us as a synthetic fuels Company that could use a wide range of feed stocks including renewable feedstocks. We have successfully engaged with leading environmental organizations and government entities to educate them about the environmental benefits of our technology, and our plans to develop renewable feedstock plants.

5.	Goal: Continued strong safety record at our facilities—OSHA reportable accident rates less than 8 per 200,000 hours worked.

Performance: We significantly exceeded this goal. We completed fiscal 2008 with an OSHA recordable rate of just over 3.0 recordable incidents for every 200,000 hours worked at the Company’s facilities, which is significantly below the industry average for comparable operations. Also, during fiscal 2008, our East Dubuque Plant was recognized for the third consecutive year with the Safety Handling award from the Canadian National Railway Corporation;

6.	Goal: Certification of our product for use in the market.

Performance: This goal was accomplished. Rentech’s jet fuel product matches the aviation jet fuel specification issued by the Air Force and the diesel fuel product is already approved for use as an ultra-low-sulfur commercial diesel fuel by the Environmental Protection Agency.

7.	Goal: Continue the development of a renewable feedstock facility.

Performance: This goal was accomplished. We made significant progress on securing sources of feedstock and a site for a renewable feedstock facility.

8.	Goal: Certain specified financial performance levels at our nitrogen fertilizer plant.

Performance: This goal was significantly exceeded. During fiscal 2008, the East Dubuque Plant reached record levels for the volume of production and shipment of nitrogen fertilizer products and the efficiency of the operations was improved compared to its history. This operational performance, combined with record product pricing, resulted in the East Dubuque Plant generating approximately $212 million of revenue and $54 million of EBITDA during fiscal 2008.

The Compensation Committee considered both the Company’s performance against these goals, and individual contributions toward achieving the goals. The Committee then determined the maximum bonus amounts that may become payable to the NEOs. The timing of the payment of any bonus amounts and the allocation of any bonuses between cash payments and equity awards has not yet been determined, and no bonus payments are guaranteed. We currently expect to pay one-half of the proposed bonuses in cash during the second fiscal quarter of 2009, although no final determination has been made and all payments are subject to the performance and projected cash available to the Company.
For fiscal 2008, the proposed maximum bonuses as a percentage of the target bonuses were as follows: for Mr. Ramsbottom 100% of his target bonus, for Mr. Miller 80% of his target bonus, for Mr. Penning 65% of his target bonus, and for Mr. Morris 100% of his target bonus. Mr. Ramsbottom’s proposed maximum bonus reflected the overall performance of the Company as discussed above, and his significant individual contributions in repositioning the Company’s brand and the perception of the Company. Mr. Miller’s proposed maximum bonus reflected his role in completing the PDU construction, in serving temporarily as both COO and interim CFO, and in achieving record results at our fertilizer plant, as well as the fact that the PDU construction cost exceeded the budget and that PDU operations started later than planned. Mr. Penning’s proposed maximum bonus reflected his contributions to the partial achievement of our goals for development progress on both the Natchez and the biomass facility, and the certification of our fuels. Mr. Morris’s proposed maximum bonus reflected the high quality of the legal work necessary in every function of the Company, including its construction of the PDU, the rapid implementation of the Senior Credit Agreement and the development activities for the Natchez and biomass feedstock projects.
The specific goals for the Company in fiscal year 2009 are designed to move the implementation of the Company’s strategy to the next steps required to commercialize our technology. The Board believes that the 2009 goals are challenging, and that achieving all of them would constitute outstanding performance. Some of the goals set by the Board include proprietary information that, if disclosed, might create a competitive disadvantage or otherwise negatively affect the performance of Rentech in the marketplace. Therefore, some of the goals listed here redact certain information contained in the goals determined by the Board. The following is an overview of the goals.
1.	A continued strong safety record at our facilities with an OSHA recordable rate at or below a target rate.

2.
Financial performance expectations including a) specific targets for consolidated revenue, EBITDA and cash balances, b) compliance with debt covenants, and c) remediation of material weaknesses reported in the Company’s Form 10-K for the fiscal year ended September 30, 2008.

3.	Successful operation of the PDU during 2009 that is within the approved budget and that meets or exceeds the validation criteria for products produced.

4.
For commercial development, the goals are a) completion of vendor cost estimates for a commercial scale reactor, and b) a commitment for a commercial scale reactor through Rentech development, a license agreement or the placement of a Rentech reactor at an existing site with syngas production.

5.	For renewable energy development, the goal is completion of specific actions as identified in the Company’s strategy.

6.
For technology development, the goals are a) completion of feasibility studies and development of implementation plans that will promote specific applications of the Company’s technology and b) significant enhancements to the productivity and efficiency of the Rentech Process.

Long-Term Incentive Equity Awards
Effective July 18, 2008, the Compensation Committee of the Board of Directors approved LTI Awards for a group of its officers including its named executive officers. The awards are comprised of performance shares and restricted stock units with a combination of performance vesting and time-based vesting provisions. The awards are intended to balance retention, equity ownership and performance. The goals for the performance share plan are expected to provide for maximum payout only if the Company has relative performance at or above the 75th percentile of other companies in the industry and a significant absolute share price increase. The performance-based elements of the plan are expected to provide for no payout at all for performance at or below the 25th percentile of the peer group and an absolute share price increase below a threshold. The performance metrics are based on absolute share price appreciation and total shareholder return in order to closely align the return to the Company’s shareholders with management compensation. The following are summary descriptions of the performance share awards:
•
Under the absolute share price target award, zero to 100 percent of the performance stock vests on April 1, 2011, with the final vesting amount dependent on the Company’s volume weighted average stock price falling within a share price target range. The Company’s share price must be greater than $2.00 per share for any shares to vest, and the amount of shares that vests increases pro-rata for a price greater than $2.00 up to a maximum vesting at $4.00.

•
Under the total shareholder return award, zero to 100 percent of the performance stock vests on April 1, 2011, with the final vesting amount dependent on the Company’s total shareholder return ranking relative to the total shareholder return for 12 identified companies in a peer group. The Company’s ranking must be greater than the 25th percentile for any shares to vest, and the amount of shares that vests increases pro-rata for a ranking greater than the 25th percentile up to a maximum vesting at the 75th percentile.

•	Both performance share awards are subject to the recipient’s continued employment with the Company, with vesting in a change of control and upon certain terminations without cause.
The LTI Awards also include a management stock purchase plan in which a portion of each participant’s cash bonus award was allocated to purchase vested restricted stock units (“RSU’s”) at the fair market value of the Company’s stock price on the date of grant. The Company then matched the participant’s purchase with an equal number of RSU’s that cliff vest on April 1, 2011, subject to the recipient’s continued employment with the Company.
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

Benefits and Perquisites
As part of the compensation package, Rentech provides its executives with a car allowance, a financial advisor as well as other benefits such as health insurance and a 401(k) matching program at levels comparable to those provided to employees at other levels in the organization. The Compensation Committee does not believe that perquisites should play an important role in the compensation of our executives, but also believes that the benefits described above are reasonable and in line with those provided to management level employees.

Employment Contracts
Rentech has entered into employment agreements with certain members of executive management. The industry in which we operate is very volatile and acquisitive, and we feel that these contracts provide our executive team with an adequate level of security in their roles in such an environment. As of September 30, 2008, Rentech had entered into employment agreements with Messrs. Ramsbottom, Miller and Penning. Subsequent to fiscal year end, we entered into an employment agreement with Mr. Cohrs and entered into amended and restated employment agreements for Messrs. Ramsbottom, Miller and Penning primarily for the purpose of causing such amended and restated agreements to comply with the requirements of Internal Revenue Code Section 409A. See the Summary Compensation Table and discussions below for more details on these agreements.
Compensation Committee Report
The Compensation Committee of the Board of Directors has reviewed and discussed with management the foregoing Compensation Discussion and Analysis and, based on such review and discussion, the Compensation Committee determined that the Compensation Discussion and Analysis should be included in this report.
Michael F. Ray, Chairman
Halbert S. Washburn
Edward M. Stern

Summary Compensation Table
The following table sets forth information concerning total NEO compensation for fiscal 2008, as proscribed by SEC guidelines, on a GAAP basis. These amounts combine both compensation earned and paid in fiscal 2008 with compensation awarded or earned relative to prior years, but expensed this year.

						Non-	Change in
						Equity	Pension
						Incentive	Value and
						Plan	Deferred	All Other
				Stock	Option	Compen-	Compen-	Compen-
		Salary	Bonus	Awards	Awards	sation	sation	sation	Total
Name and Principal Position	Year	($)	($) (1)	($) (2)	($) (2)	($)	($)	($) (3)	($)
D. Hunt Ramsbottom, Chief Executive Officer	2008	$381,601	—	$895,484	$204,536	—	—	$27,100	$1,508,721
I. Merrick Kerr, Chief Financial Officer (4)	2008	$261,210	—	$390,000	$49,089	—	—	$36,672	$736,971
Douglas M. Miller, Executive Vice President of Renewable Energy Businesses	2008	$312,874	—	$658,834	$106,359	—	—	$38,699	$1,116,766
Richard T. Penning, Executive Vice President of Commercial Affairs	2008	$268,343	—	$550,781	—	—	—	$37,821	$856,945
Colin M. Morris, General Counsel	2008	$210,757	—	$258,163	$61,361	—	—	$28,847	$559,128

(1)
For fiscal 2008, the proposed maximum bonuses as a percentage of the target bonuses were as follows: for Mr. Ramsbottom 100% of his target bonus (up to $413,000), for Mr. Miller 80% of his target bonus (up to $140,600), for Mr. Penning 65% of his target bonus (up to $95,350), and for Mr. Morris 100% of his target bonus (up to $114,750). The timing of the payment of proposed bonuses related to fiscal 2008 and the allocation of any such bonuses between cash payments and equity awards has not yet been determined We currently expect to pay one-half of the proposed bonuses in cash during the second fiscal quarter of 2009, and then determine both the timing and form of the remaining payment as we monitor the performance and projected cash available to the Company. Consistent with the bonuses from fiscal 2007, the Compensation Committee and the Board implemented a program under which NEOs would be required to use a portion of any annual incentive bonus received to purchase shares of Company stock. For a further discussion, refer to the Management Stock Purchase Plan above.

(2)
Amounts reflect the amounts recognized for financial statement reporting purposes in fiscal year 2008, calculated in accordance with Statement of Financial Accounting Standards No. 123(R) Share-Based Payment (“SFAS No. 123(R)”). See Note 15-Accounting for Stock Based Compensation in Rentech’s 2008 Form 10-K for an explanation of the valuation model assumptions used.

(3)
All Other Compensation includes 401(k) matching contributions of $0, $11,478, $11,599, $11,321 and $5,922 for Messrs. Ramsbottom, Kerr, Miller, Penning and Morris, respectively. All Other Compensation also includes perquisites valued at the aggregate incremental cost to Rentech consisting of car allowance along with financial and tax planning services paid by the Company.

(4)
As required by Item 402(A)(3) of Regulation S-K, the table includes all individuals who acted in the capacity of Principal Financial Officer during the last completed fiscal year. Mr. Kerr served in the position of CFO from October 2007 to July 2008 and Mr. Miller served as interim CFO from July 2008 through September 2008. Subsequent to fiscal year end, Mr. Cohrs was appointed as the CFO in October 2008.

Perquisites

	Auto	Relocation	Financial &
Name	Allowance	Expenses	Tax Planning	Total
D. Hunt Ramsbottom	$11,500	—	$15,600	$27,100
I. Merrick Kerr	$9,594	—	$15,600	$25,194
Douglas M. Miller	$11,500	—	$15,600	$27,100
Richard T. Penning	$11,500	—	$15,000	$26,500
Colin M. Morris	$8,625	—	$14,300	$22,925

Grants of Plan-Based Awards
The following table sets forth information with respect to the NEOs concerning the grant of plan-based awards during the last fiscal year. All the plan-based awards were granted at the fair market value on the date of grant.

										All Other
									All Other	Option		Grant
			Estimated Future			Estimated Future			Stock	Awards:	Exercise or	Date
			Payouts Under			Payouts Under			Awards:	Number of	Base Price of	Closing	Grant
		Equity or	Non-Equity Incentive Plan Awards			Equity Incentive Plan Awards			Number of	Securities	Option	Market	Date
	Grant	Non-Equity	Threshold	Target	Maximum	Threshold	Target	Maximum	Shares of Stock	Underlying	Awards	Price	Fair Value
Name	Date	Award	($)	($)	($)	(#)	(#)	(#)	or Units (#)	Options (#)	($ per Share)	Per Share	($) (1)	Notes
D. Hunt Ramsbottom	7/18/2008	Equity	—	—	—	—	—	—	57,687	—	$1.63	$1.63	$94,030	(2)
	7/18/2008	Equity	—	—	—	—	—	—	57,687	—	$1.63	$1.63	94,030	(3)
	7/18/2008	Equity	—	—	—	—	—	—	150,000	—	$1.63	$1.63	244,500	(4)
	7/18/2008	Equity	—	—	—	—	175,000	175,000	—	—	$0.82	$1.63	142,625	(5)
	7/18/2008	Equity	—	—	—	—	175,000	175,000	—	—	$1.63	$1.63	285,250	(6)

I. Merrick Kerr	—	—	—	—	—	—	—	—	—	—	—	—	—

Douglas M. Miller	7/18/2008	Equity	—	—	—	—	—	—	12,665	—	$1.63	$1.63	$20,644	(2)
	7/18/2008	Equity	—	—	—	—	—	—	12,665	—	$1.63	$1.63	20,644	(3)
	7/18/2008	Equity	—	—	—	—	—	—	59,500	—	$1.63	$1.63	96,985	(4)
	7/18/2008	Equity	—	—	—	—	55,250	55,250	—	—	$0.82	$1.63	45,029	(5)
	7/18/2008	Equity	—	—	—	—	55,250	55,250	—	—	$1.63	$1.63	90,058	(6)

Richard T. Penning	7/18/2008	Equity	—	—	—	—	—	—	12,436	—	$1.63	$1.63	$20,271	(2)
	7/18/2008	Equity	—	—	—	—	—	—	12,436	—	$1.63	$1.63	20,271	(3)
	7/18/2008	Equity	—	—	—	—	—	—	49,000	—	$1.63	$1.63	79,870	(4)
	7/18/2008	Equity	—	—	—	—	45,500	45,500	—	—	$0.82	$1.63	37,083	(5)
	7/18/2008	Equity	—	—	—	—	45,500	45,500	—	—	$1.63	$1.63	74,165	(6)

Colin M. Morris	7/18/2008	Equity	—	—	—	—	—	—	15,644	—	$1.63	$1.63	$25,500	(2)
	7/18/2008	Equity	—	—	—	—	—	—	15,644	—	$1.63	$1.63	25,500	(3)
	7/18/2008	Equity	—	—	—	—	—	—	49,000	—	$1.63	$1.63	79,870	(4)
	7/18/2008	Equity	—	—	—	—	45,500	45,500	—	—	$0.82	$1.63	37,083	(5)
	7/18/2008	Equity	—	—	—	—	45,500	45,500	—	—	$1.63	$1.63	74,165	(6)

(1)	See Note 15-Accounting for Stock Based Compensation in Rentech’s 2008 Form 10-K for an explanation of the valuation model assumptions used to value stock awards under SFAS No. 123(R).

(2)	Represents the grant of restricted stock units under the management stock purchase plan.

(3)	Represents the Company’s matching of the grant of restricted stock units under the management stock purchase plan.

(4)	Represents the LTI Award grant of restricted stock units that vest over time.

(5)
Represents the LTI Award grant of restricted stock units for absolute stock price performance agreement. The agreement’s threshold at the minimum is a volume weighted average price per share of $2.00 with a maximum volume weighted average price per share of $4.00. Though the agreement allows for a proportional payout for amounts in between, the target performance of 100% was established at the volume weighted average price of $4.00 per share. For valuation purposes under SFAS No. 123(R), the share price was reduced by 50% due to the uncertainty associated with future market price of the common stock.

(6)
Represents the LTI Award grant of restricted stock units for total shareholder return performance agreement. The agreement’s threshold at the minimum is the 25th percentile or less with a maximum at the 75th percentile or more. Though the agreement allows for a proportional payout for amounts in between, the target performance of 100% was established at the 75th percentile.

Outstanding Equity Awards at Fiscal Year End
The following table sets forth information with respect to the NEOs, concerning the outstanding equity awards as of September 30, 2008.

	Option Awards					Stock Awards
			Equity					Equity
			Incentive					Incentive	Equity Incentive
			Plan Awards:				Market	Plan Awards:	Plan Awards:
	Number of	Number of	Number of			Number	Value	Number of	Market or
	Securities	Securities	Securities			of Shares or	of Shares or	Unearned	Payout
	Underlying	Underlying	Underlying			Units of	Units of	Shares, Units	Value of Unearned
	Unexercised	Unexercised	Unexercised	Option		Stock	Stock	or	Shares, Units or
	Options	Options	Unearned	Exercise	Option	that have not	that have not	Other Rights	Other Rights
	(#)	(#)	Options	Price	Expiration	Vested	Vested	that have not	that have not
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	($) (1)	Vested (#)	Vested ($)	Notes
D. Hunt Ramsbottom	166,667	83,333	—	$4.15	7/13/2016	—	—	—	—	(2)
	—	262,500	—	$1.82	8/4/2010	—	—	—	—	(3)
	—	—	787,500	$1.82	(4)	—	—	—	—	(4)
	—	—	—	—	—	150,000	$199,500	—	—	(5)
	—	—	—	—	—	57,687	$76,724	—	—	(6)
	—	—	—	—	—	150,000	$199,500	—	—	(7)
	—	—	—	—	—	—	—	175,000	—	(8)
	—	—	—	—	—	—	—	175,000	—	(9)

I. Merrick Kerr	50,000	—	—	$4.15	7/13/2016	—	—	—	—	(2)

Douglas M. Miller	86,667	43,333	—	$4.15	7/13/2016	—	—	—	—	(2)
	—	—	—	—	—	125,000	$166,250	—	—	(10)
	—	—	—	—	—	12,665	$16,844	—	—	(6)
	—	—	—	—	—	59,500	$79,135	—	—	(7)
	—	—	—	—	—	—	—	55,250	—	(8)
	—	—	—	—	—	—	—	55,250	—	(9)

Richard T. Penning	—	—	—	—	—	183,333	$243,833	—	—	(11)
	—	—	—	—	—	12,436	$16,540	—	—	(6)
	—	—	—	—	—	49,000	$65,170	—	—	(7)
	—	—	—	—	—	—	—	45,500	—	(8)
	—	—	—	—	—	—	—	45,500	—	(9)

Colin M. Morris	50,000	25,000	—	$4.15	7/13/2016	—	—	—	—	(2)
	—	—	—	—	—	50,000	$66,500	—	—	(12)
	—	—	—	—	—	15,644	$20,807	—	—	(6)
	—	—	—	—	—	49,000	$65,170	—	—	(7)
	—	—	—	—	—	—	—	45,500	—	(8)
	—	—	—	—	—	—	—	45,500	—	(9)

(1)	Calculated based on the $1.33 closing price of Rentech’s common stock on September 30, 2008.

(2)
Represents an option award granted on July 14, 2006. For continuing employees, the grant vests in three equal annual installments starting on the first anniversary of the grant date and the award will be fully vested on July 14, 2009. Mr. Kerr, who voluntarily terminated his employment with the Company during fiscal 2008, forfeited 25,000 unvested shares.

(3)	Represents a warrant granted in fiscal 2005 and held by East Cliff Advisors, LLC, an entity affiliated with Mr. Ramsbottom. This warrant was subsequently assigned to a third party.

(4)
Represents a warrant granted in 2005 and held by East Cliff Advisors, LLC, an entity affiliated with Mr. Ramsbottom. Half of the warrant will vest upon the sooner of Rentech’s stock price reaching $5.25 or higher for 12 consecutive trading days or December 31, 2011 as long as Mr. Ramsbottom is still an employee of the Company.   The expiration date for this half of the warrant has been extended to December 31, 2012.  The other half of the warrant will vest upon Rentech’s stock price reaching $5.25 or higher for 12 consecutive trading days and the expiration date for this half of the warrant has been extended to the earlier of 90 days after Mr. Ramsbottom ceases to be employed by the Company or December 31, 2011.

(5)	Represents a restricted stock unit award which will vest in one remaining annual installment on December 15, 2008.

(6)	Represents the Company match of restricted stock units awarded under the management stock purchase plan on July 18, 2008 which will cliff vest on April 1, 2011.

(7)	Represents the LTI Award grant of restricted stock units that vest in equal annual installments on April 1, 2009, April 1, 2010 and April 1, 2011.

(8)
Represents the LTI Award grant of restricted stock units for absolute stock price performance. No vesting occurs before the volume weighted average price per share reaches the minimum level under the plan of $2.00.

(9)	Represents the LTI Award grant of restricted stock units for total shareholder return performance. The award under the plan will be determined after the measurement date of April 1, 2011.

(10)	Represents a restricted stock unit award which will vest in one remaining annual installment on January 20, 2009.

(11)	Represents a restricted stock unit award which will vest in two equal annual installments on January 15, 2009 and January 15, 2010.

(12)	Represents a restricted stock unit award which will vest in one remaining annual installment on June 5, 2009.

Option Exercises and Stock Vested
The following table sets forth information with respect to the NEOs concerning the option exercises and stock vested during the fiscal year ended September 30, 2008.

	Option Awards		Stock Awards
	Number of	Value	Number of	Value
	Shares Acquired	Realized	Shares Acquired	Realized
	on Exercise	on Exercise	on Vesting	on Vesting
Name	(#)	($)	(#)	($) (1)
D. Hunt Ramsbottom	—	—	207,687	$358,030
I. Merrick Kerr	—	—	108,333	$150,583
Douglas M. Miller	—	—	137,665	$185,644
Richard T. Penning	—	—	104,103	$156,855
Colin M. Morris	—	—	65,644	$122,000

(1)
Value Realized on Vesting represents the amount equal to the closing market price of the shares on the date of vesting multiplied by the number of shares that vested pursuant to restricted stock units.

Potential Payments upon Termination or Change-in-Control
The employment agreements of Messrs. Ramsbottom, Cohrs, Miller and Penning provide for severance payments upon termination without cause, non-renewal of the executive’s employment agreement and the executive’s resignation for good reason. The employment agreements also provide for payments upon a termination without cause and executive’s resignation for good reason upon a change in control at the Company. In addition, the restricted stock unit agreements of Messrs. Ramsbottom, Cohrs, Miller, Penning and Morris provide for accelerated vesting upon the occurrence of the same events. In the event that any severance payments to Messrs. Ramsbottom, Cohrs, Miller and Penning are subject to federal excise taxes under the “golden parachute” provisions of the tax code, Rentech is required to pay the executives a gross-up for any such excise taxes plus any excise, income or payroll taxes owed on the payment of the gross-up for the excise taxes. No severance payments or accelerated vesting events are provided if a NEO is terminated for cause or resigns without good reason, or upon an executive’s death or disability.
The potential payouts and vesting amounts that each of Messrs. Ramsbottom, Miller, Penning and Morris would receive upon one of the qualifying termination or change in control events described above, assuming such event occurred on September 30, 2008, are set forth in the tables below. The amounts include the fair value of accelerated restricted stock unit awards valued as of September 30, 2008.

Termination without Cause for Non-Renewal or for Good Reason as of September 30, 2008

	Cash	Acceleration	Medical
	Severance	of Restricted	Benefits
Name	Payments	Stock Units	Payments	Gross-up	Total
D. Hunt Ramsbottom (1)	$1,167,700	$409,224	$16,200	—	$1,593,124
Douglas M. Miller (2)	$500,250	$238,511	$16,200	—	$754,961
Richard T. Penning (3)	$417,600	$341,651	$16,200	—	$775,451
Colin M. Morris (4)	—	$109,474	—	—	$109,474

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

(2)
Mr. Miller’s cash severance payments would equal the sum of (a) his annual base salary paid over the one year period after executive’s termination date and (b) a target bonus equal to 50% of his annual base salary paid on the date when executive bonuses are paid for the fiscal year in which the termination takes place. Mr. Miller’s medical benefits would be paid by the Company for 18 months and his restricted stock units scheduled to vest over the next 18 months would accelerate and vest upon termination.

(3)
Mr. Pennings’s cash severance payments would equal the sum of (a) his annual base salary paid over the one year period after his termination date and (b) a target bonus equal to 50% of his annual base salary paid on the date when executive bonuses are paid for the fiscal year in which the termination takes place. Mr. Penning’s medical benefits would be paid by the Company for 18 months and his restricted stock units scheduled to vest over the next 18 months would accelerate and vest upon termination.

(4)	Mr. Morris’s restricted stock units scheduled to vest over the next 18 months would accelerate and vest upon termination.
Termination without Cause upon a Change in Control as of September 30, 2008

	Cash	Acceleration	Medical
	Severance	of Restricted	Benefits
Name	Payments	Stock Units	Payments	Gross-up	Total
D. Hunt Ramsbottom (1)	$1,188,900	$941,224	—	—	$2,130,124
Douglas M. Miller (2)	$500,250	$496,309	—	—	$996,559
Richard T. Penning (2)	$417,600	$625,236	—	—	$1,042,836
Colin M. Morris (3)	—	$274,837	—	—	$274,837

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

Director Compensation
The following table sets forth information with respect to the directors, concerning director compensation as of the end of the last fiscal year, as prescribed by the SEC guidelines, on a GAAP basis. These amounts combine both compensation earned and paid in fiscal 2008 with compensation awarded or earned relative to prior years, but expensed this year.

						Change in Pension
	Fees				Non-Equity	Value and
	Earned or				Incentive	Nonqualified
	Paid in	Stock	Option		Plan	Deferred	All Other
	Cash	Awards	Awards		Compensation	Compensation	Compensation	Total
Name	($)	($) (1)	($) (1)		($)	Earnings	($)	($)
Michael S. Burke	$35,000	$36,292	$12,808		—	—	—	$84,100	(4)
Michael F. Ray	$31,500	$36,292	$12,808		—	—	—	$80,600	(4)
Ronald M. Sega	$17,800	$18,348	$18,056	(2)	—	—	—	$54,204	(4)
Edward M. Stern	$29,300	$36,292	$12,808		—	—	—	$78,400	(4)
Erich W. Tiepel (3)	$15,400	$17,944	$7,636		—	—	—	$40,980	(4)
Halbert S. Washburn	$28,000	$36,292	$12,808		—	—	—	$77,100	(4)
Dennis L. Yakobson	$35,000	$36,292	$12,808		—	—	—	$84,100	(4)

(1)
The amounts include the fair value of options granted to the individual upon their appointment to service on the Board. The amounts reflect the amounts recognized for financial statement reporting purposes in fiscal year 2008, calculated in accordance with SFAS No. 123(R). See Note 15-Accounting for Stock Based Compensation in Rentech’s 2008 Form 10-K for an explanation of the valuation model assumptions used.

(2)	The amounts include the fair value of options granted to the individual upon their appointment to service on the Board.

(3)	Dr. Tiepel resigned from the Board of Directors on April 18, 2008.

(4)	The aggregate number of stock awards and the aggregated number of option awards outstanding as of September 30, 2008 for directors are:

	Unvested	Unexercised
	Stock	Option
Director	Awards	Awards
Michael S. Burke	14,400	50,000
Michael F. Ray	14,400	85,000
Ronald M. Sega	14,400	35,000
Edward M. Stern	14,400	50,000
Erich W. Tiepel	—	30,000
Halbert S. Washburn	14,400	65,000
Dennis L. Yakobson	14,400	45,000	(a)

(a)	Excluded from the aggregate number of option awards outstanding are 510,000 options awarded in fiscal 2005 pursuant to Mr. Yakobson’s employment termination agreement.
Directors who are employees of Rentech do not receive additional compensation for their services. Effective April 2006, the compensation plan for nonemployee directors provides for an annual retainer of $20,000 to be paid in $5,000 quarterly increments to each outside director. Additional cash compensation is provided for participation in committees of the Board, up to a maximum of $15,000 per year for all committee work. The Chairman of the Board and the Chairman of the Audit Committee receive $15,000 per year; the Chairman of the Compensation and the Chairman of the Nominating Committee receives $7,500 per year; and regular committee members receive $4,000 per year. Directors are reimbursed for reasonable out-of-pocket expenses incurred in their capacity as directors. No additional cash fees are paid to directors for attendance at Board or committee meetings.
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
As of September 30, 2008, we had entered into employment agreements with certain of our named executive officers including, Messrs. Rambsbottom, Miller and Penning. Subsequent to September 30, 2008, we entered into an employment agreement with Mr. Cohrs and amended and restated employment agreements with Messrs. Rambsbottom, Miller and Penning primarily for the purpose of causing the amended and restated agreements to comply with the requirements of Internal Revenue Code Section 409A. In addition, during fiscal 2008, we had an employment agreement with Mr. Kerr which terminated upon his departure from the Company in July 2008. These employment agreements are described below.
D. Hunt Ramsbottom
Mr. Ramsbottom’s employment agreement continues through December 31, 2011, subject to automatic one-year renewals, and provides for a current base salary of $419,000 per year (subject to increase) and a bonus opportunity targeted at 100% of base salary (with actual bonus eligibility ranging from 0 – 200% of base salary). Upon a termination of Mr. Ramsbottom’s employment without “cause” or with “good reason” (each as defined in his employment agreement) or due to a non-renewal of his employment term by the Company, Mr. Ramsbottom is entitled to receive an amount equal to three times his base salary, payable over two years, in addition to Company-paid continuation health benefits for up to eighteen months, provided that he signs a release of claims against the Company. If Mr. Ramsbottom’s employment terminates without “cause,” with “good reason” or due to a non-renewal of his employment term by the Company in connection with a change in control of the Company, his cash severance will be paid in a lump sum and, if his annual bonus for the year immediately preceding his termination exceeds his then-current base salary, the cash severance will equal twice his base salary plus the amount of his prior year annual bonus (instead of three times his base salary).
Douglas M. Miler
Mr. Miller’s employment agreement continues through January 20, 2010, subject to automatic one-year renewals, and provides for a current base salary of $351,500 per year (subject to increase) and a bonus opportunity targeted at 50% of base salary (with actual bonus eligibility ranging from 0 – 100% of base salary). Upon a termination of Mr. Miller’s employment without “cause” or with “good reason” (each as defined in his employment agreement), Mr. Miller is entitled to receive an amount equal to one times his base salary, payable over one year, in addition to Company-paid continuation health benefits for up to eighteen months, accelerated vesting of certain restricted stock units and payment of his target bonus, provided that he signs a release of claims against the Company. If Mr. Miller’s employment terminates without “cause,” with “good reason” or due to a non-renewal of his employment term by the Company in connection with a change in control of the Company, his cash severance will be paid in a lump sum and, if his annual bonus for the year immediately preceding his termination exceeds his target bonus, the prior year’s actual bonus will be substituted for the target bonus. If Mr. Miller’s employment terminates due to a non-renewal of his employment term by the Company (other than in connection with a change in control of the Company), Mr. Miller is entitled to receive an amount equal to one times his base salary, payable over one year, in addition to which he may receive payment of a discretionary bonus.
Richard T. Penning
Mr. Penning’s employment agreement continues through January 15, 2010, subject to automatic one-year renewals, and provides for a current base salary of $293,400 per year (subject to increase) and a bonus opportunity targeted at 50% of base salary (with actual bonus eligibility ranging from 0 – 100% of base salary). Upon a termination of Mr. Penning’s employment without “cause” or with “good reason” (each as defined in his employment agreement), Mr. Penning is entitled to receive an amount equal to one times his base salary plus up to an additional $60,000 in connection with certain relocation expenses, each payable over one year, in addition to Company-paid continuation health benefits for up to eighteen months and payment of his target bonus, provided that he signs a release of claims against the Company. If Mr. Penning’s employment terminates without “cause,” with “good reason” or due to a non-renewal of his employment term by the Company in connection with a change in control of the Company, his cash severance will be paid in a lump sum and, if his annual bonus for the year immediately preceding his termination exceeds his target bonus, the prior year’s actual bonus will be substituted for the target bonus. If Mr. Penning’s employment terminates due to a non-renewal of his employment term by the Company (other than in connection with a change in control of the Company), Mr. Penning is entitled to receive an amount equal to one times his base salary, payable over one year, in addition to which he may receive payment of a discretionary bonus.

Dan J. Cohrs
Mr. Cohrs’ employment agreement continues through October 22, 2011, subject to automatic one-year renewals, and provides for a current base salary of $300,000 per year (subject to increase) and a bonus opportunity targeted at 60% of base salary (with actual bonus eligibility ranging from 0 – 120% of base salary). Under Mr. Cohrs’ employment agreement, Mr. Cohrs was granted 325,000 restricted stock units (vesting in annual increments over three years) and 110,500 performance shares which vest subject to the attainment of specified performance objectives. Mr. Cohrs’ employment agreement also provides for a one-time commencement payment of $25,000. Upon a termination of Mr. Cohrs’ employment without “cause” or with “good reason” (each as defined in his employment agreement), Mr. Cohrs is entitled to receive an amount equal to one times his base salary, payable over one year, in addition to payment of his target bonus and Company-paid continuation health benefits for up to eighteen months, provided that he signs a release of claims against the Company. If Mr. Cohrs’ employment terminates without “cause,” with “good reason” or due to a non-renewal of his employment term by the Company in connection with a change in control of the Company, his cash severance will be paid in a lump sum and, if his annual bonus for the year immediately preceding his termination exceeds his target bonus, the prior year’s actual bonus will be substituted for the target bonus. If Mr. Cohrs employment terminates due to a non-renewal of his employment term by the Company (other than in connection with a change in control of the Company), Mr. Cohrs is entitled to receive an amount equal to one times his base salary, payable over one year, in addition to which he may receive payment of a discretionary bonus.
The employment agreements entitle the executives to a “gross-up” payment from the Company equal to any excise taxes that the executive incurs under Internal Revenue Code Section 280G (and any taxes on such gross-up payment) in connection with a change in control of the Company. The agreements also provide in addition to customary health, welfare, retirement and vacation benefits and certain other perquisites and contain customary confidentiality and other restrictive covenants. Each of the executives covered by an employment agreement has also executed a corporate confidentiality and proprietary rights agreement. Though not addressed in the employment agreements, each of the NEOs (including Mr. Morris) is entitled to accelerated vesting of certain equity awards in the event of a change in control of the Company.
I. Merrick Kerr
On May 11, 2006, we entered into an employment agreement dated May 15, 2006 with I. Merrick Kerr to serve as Chief Financial Officer and Executive Vice President of Rentech. The term of the employment agreement was for three years from May 15, 2006, subject to automatic renewal unless we or Mr. Kerr gave prior notice. The agreement provided for base compensation of $265,000 per year, subject to annual cost of living adjustments and discretionary increases, provided Mr. Kerr with the opportunity to earn an annual cash bonus, and provided for his participation in our standard benefit programs and the reimbursement of reasonable business expenses. Also in connection with the agreement, we agreed to grant Mr. Kerr 325,000 restricted stock units that were to be settled in shares of common stock of Rentech. These restricted stock units were to vest ratably over a three-year period on each of annual anniversary his vesting commencement date. Mr. Kerr voluntarily terminated his employment with the Company on July 13, 2008 and thereby terminated his employment agreement. As a result of the voluntary termination, Mr. Kerr forfeited his unvested equity awards of 25,000 options and 147,700 restricted stock units.
401(k) Plan
We have a 401(k) plan. Employees who are at least 18 years of age are eligible to participate in the plan and share in the employer matching contribution. The employer is currently matching 75% of the first 6% of the participant’s salary deferrals. All participants who have completed 1,000 hours of service and who are employed on the last day of the plan year are eligible to share in the non-matching employer contributions. Employer matching and non-matching contributions vest immediately in years in which the plan is not top-heavy. During years in which the plan is top-heavy, employer matching and non-matching contributions vest 100% after three years of service. We contributed $818,000, $637,000 and $348,000 to the plan for the years ended September 30, 2008, 2007, and 2006.
Compensation Committee Interlocks and Insider Participation
During fiscal year 2008, the following individuals served as members of the Compensation Committee: Michael F. Ray, Halbert S. Washburn, Erich W. Tiepel (ending on April 18, 2008) and Edward M. Stern (beginning on April 19, 2008). None of these individuals has ever served as an officer or employee of the Company or any of its subsidiaries. No executive officer of the Company has served as a director or member of the compensation committee of another entity at which an executive officer of such entity is also a director of the Company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth certain information regarding beneficial ownership of Rentech’s common stock as of January 20, 2009 by (i) all owners of record or those who are known to Rentech to beneficially own more than 5% of the issued and outstanding shares of Rentech’s common stock, (ii) each director and NEO identified in the tables under “Executive Compensation,” and (iii) by all named executive officers and directors as a group:

Directors and Executive Officers (1)(2)	Amount and Nature of	Percent
Listed in alphabetical order	Beneficial Ownership (3)	of Class
Michael S. Burke	71,600	*
Dan J. Cohrs	—	*
I. Merrick Kerr	146,479	*
Douglas M. Miller	305,984	*
Colin M. Morris	124,761	*
Richard T. Penning	176,038	*
D. Hunt Ramsbottom (4)(5)	2,566,176	1.5%
Michael F. Ray (6)	320,585	*
Ronald M. Sega	41,600	*
Edward M. Stern	81,600	*
Halbert S. Washburn	98,600	*
Dennis L. Yakobson (7)	1,142,104	*

All Directors and Executive Officers as a Group (12 persons)	5,075,527	3.0%

Beneficial Owners of	Amount and Nature of	Percent
More than 5%	Beneficial Ownership	of Class
BlackRock Group Limited (8)	20,538,760	12.3%
Wellington Management Company, LLP (9)	13,176,978	7.9%
Asset Managers International Limited (10)	9,626,785	5.8%

*	Less than 1%.

(1)
Except as otherwise noted and subject to applicable community property laws, each shareholder has sole voting and investment power with respect to the shares beneficially owned. The business address of each director and executive officer, except for Mr. Kerr, is c/o Rentech, Inc., 10877 Wilshire Blvd., Suite 710, Los Angeles, CA 90024. The business address of Mr. Kerr is c/o eSolar, 130 West Union Street, Pasadena CA 91103.

(2)
If a person has the right to acquire shares of common stock subject to options and other convertible securities within 60 days of January 14, 2009, then such shares are deemed outstanding for purposes of computing the percentage ownership of that person, but are not deemed outstanding for purposes of computing the percentage ownership of any other person. The following shares of common stock subject to stock options, warrants, restricted stock units and convertible promissory notes may be acquired within 60 days of January 14, 2009 and are included in the table above:

•	Michael S. Burke—35,000 under options;

•	Douglas M. Miller—86,666 under options;

•	Colin M. Morris—50,000 under options;

•	D. Hunt Ramsbottom—2,082,500 under warrants and 166,666 under options;

•	Michael F. Ray—62,248 under warrants and 70,000 under options;

•	Ronald M. Sega—20,000 under options;

•	Edward M. Stern—35,000 under options;

•	Halbert S. Washburn—50,000 under options; and

•	Dennis L. Yakobson—540,000 under options.

(3)	Information with respect to beneficial ownership is based upon information furnished by each shareholder or contained in filings with the Securities and Exchange Commission.

(4)
Includes a warrant held by East Cliff Advisors, LLC for 2,082,500 shares and excludes a warrant held by East Cliff Advisors, LLC for 787,500 shares. With respect to the warrant for 787,500 shares, half of these warrants will vest upon the earlier of Rentech’s stock price reaching $5.25 or higher for 12 consecutive trading days or December 31, 2011 as long as Mr. Ramsbottom is still an employee of the Company. The expiration date for this half of the warrants has been extended to December 31, 2012. The other 393,750 warrants will vest upon Rentech’s stock price reaching $5.25 or higher for 12 consecutive trading days, but their expiration date, and the expiration date of the original vested 2,082,500 warrants, has been extended to the earlier of 90 days after Mr. Ramsbottom ceases to be employed by the Company or December 31, 2011. The exercise price of each of the warrants remains at $1.82 per share. Mr. Ramsbottom is the managing member and has sole investment and voting power in East Cliff Advisors, LLC.

(5)	Includes 12,000 shares held for the benefit of Mr. Ramsbottom’s children as to which Mr. Ramsbottom disclaims beneficial ownership.

(6)	Includes 7,500 shares held by Mr. Ray’s spouse’s IRA as to which Mr. Ray disclaims beneficial ownership.

(7)	Includes 20,000 shares held in custodial accounts as to which Mr. Yakobson disclaims beneficial ownership.

(8)
Based on information in a Schedule 13F filed by BlackRock Group Limited (“BlackRock”) with the SEC on October 30, 2008 for its holdings as of September 30, 2008. BlackRock reported that it has sole power to vote and to dispose of all 20,538,760 shares. BlackRock’s principal business office address is 33 King William Street, London, England EC4R 9AS.

(9)
Based solely on information in a Schedule 13F filed by Wellington Management Company, LLP (“Wellington”) with the SEC on November 21, 2008 for its holdings as of September 30, 2008. Wellington reported that, of the shares it beneficially owns, it has the sole power to vote or to direct the vote of 5,662,378 of such shares, and the shared power to dispose of or to direct the disposition of, all 13,176,978 shares. Wellington’s principal business office address is 75 State Street, Boston, Massachusetts 02109.

(10)
Based solely on information in a Schedule 13D filed with the SEC on December 12, 2007 as a joint statement by Asset Managers International Limited (“AMIL”), which operated as a wholly owned subsidiary of Pentagon Special Purpose Fund, Ltd until November 2006 when Pentagon Special Purpose Fund distributed the shares of AMIL to its shareholders in exchange for their shares of Pentagon Special Purpose Fund and Pentagon Capital Management, Plc (“Pentagon”). AMIL is a pooled investment vehicle, and Pentagon is the investment adviser to AMIL with full control over the decisions as to what securities to buy or sell, and how to vote securities owned by AMIL. Lewis Chester is the Chief Executive Officer of Pentagon, and Jafar Omid is the Chief Financial Officer of Pentagon. Chester and Omid are directors of, and control, Pentagon. The Schedule 13D reports that the filing group has the shared power to vote or to direct the vote of, and the shared power to dispose of or to direct the disposition of, all 9,626,785 shares beneficially owned by it. 986,985 of the shares are issuable upon the exercise of warrants. The address of the principal business and principal office of AMIL is c/o Olympia Capital (Ireland) Ltd., Harcourt Center, 6th Floor, Block 3, Harcourt Road, Dublin 2, Ireland and for Pentagon, Chester and Omid is 1 Knightsbridge, London, England SW1X 7LX.

Equity Compensation Plan Information
The following table provides information as of September 30, 2008 with respect to our compensation plans, including individual compensation arrangements, under which our equity securities are authorized for issuance.

	Number of securities		Number of
	to be issued	Weighted-average	securities remaining
	upon exercise of	exercise price of	available for future
	outstanding options,	outstanding options,	issuance under equity
Plan category	warrants and rights	warrants and rights	compensation plans
Equity compensation plans approved by security holders	5,897,000	$1.68	810,000
Equity compensation plans not approved by security holders	2,320,000	$1.98	—

Total	8,217,000	$1.76	810,000

The equity securities issued as compensation under shareholder approved compensation plans consist of stock options and restricted stock units. The equity securities issued as compensation without shareholder approval consist of stock options, stock purchase warrants and restricted stock units. The stock options and stock purchase warrants have exercise prices equal to the fair market value of our common stock, as reported by the NYSE Alternext US, as of the date the securities were granted. The options and warrants may be exercised for a term ranging from five to ten years after the date they were granted. For a narrative description of the material terms of the equity compensation plans and other compensation arrangements summarized in the above table, please see the section entitled “Accounting for Stock Based Compensation” in Note 15 to our consolidated financial statements included in the Original 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, DIRECTOR INDEPENDENCE
Certain Relationships and Related Party Transactions
On August 5, 2005, Rentech entered into a Management Consulting Agreement with Management Resource Center, Inc., a California corporation (“MRC”), of which D. Hunt Ramsbottom was a partner and the principal on the account. Pursuant to the terms of the agreement, Mr. Ramsbottom would provide various management consulting services to Rentech. In August 2005, Mr. Ramsbottom exercised his right to assign the agreement to East Cliff Advisors, LLC (“East Cliff”), an entity controlled by Mr. Ramsbottom. As part of the consideration under the agreement, Rentech issued East Cliff a warrant to purchase Rentech common stock. In August 2006, East Cliff notified Rentech that a portion of the warrant had been assigned to a third party. Following the assignment, East Cliff now holds a fully-vested warrant to purchase 2,082,500 shares of Rentech common stock and a warrant to purchase 787,500 shares. In January 2009, the vesting terms and expiration of these warrants were amended. As amended, with respect to the warrant for 787,500 shares, half of these warrants will vest upon the earlier of Rentech’s stock price reaching $5.25 or higher for 12 consecutive trading days or December 31, 2011 as long as Mr. Ramsbottom is still an employee of the Company. The expiration date for this half of the warrants has been extended to December 31, 2012. The other 393,750 warrants will vest upon Rentech’s stock price reaching $5.25 or higher for 12 consecutive trading days, but their expiration date, and the expiration date of the original vested 2,082,500 warrants, has been extended to the earlier of 90 days after Mr. Ramsbottom ceases to be employed by the Company or December 31, 2011. The exercise price of each of the warrants remains at $1.82 per share.
For a discussion of director independence, see Item 10 “Directors, Executive Officers and Corporate Governance.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit Fees
The aggregate fees billed by Ehrhardt Keefe Steiner & Hottman P.C. for professional services rendered for the audit of Rentech’s consolidated financial statements for the fiscal year ended September 30, 2008 and 2007, and for the audit of management’s assessment of internal controls, and for reviews of the financial statements included in Rentech’s quarterly reports on Form 10-Q, assistance with Securities Act filings and related matters, consents issued in connection with SEC filings, and consultations on financial accounting and reporting standards arising during the course of the audit for those fiscal years were $747,400 and $783,200, respectively.
Audit-Related Fees
Audit related fees include billings for assurance and related services that are reasonably related to the performance of the audit or review of Rentech’s financial statements, and are not reported as Audit Fees. Such fees billed by Ehrhardt Keefe Steiner & Hottman P.C. for the fiscal years ended September 30, 2008 and 2007 were $26,200 and $44,200, respectively.
Tax Fees
The aggregate fees billed by Ehrhardt Keefe Steiner & Hottman P.C. for professional services rendered for tax compliance, tax advice, and tax planning for the both fiscal years ended September 30, 2008 and 2007 were $0.
All Other Fees
There were no other fees billed by Ehrhardt Keefe Steiner & Hottman P.C. for services rendered to Rentech other than the services described above.
The Audit Committee’s policy as to all engagements of the principal accountants is to collect detailed information before the engagement is made about the specific services that would be provided. With that information and related information, the committee decides whether, in its judgment, the independence of the principal accountant would be impaired by the proposed engagement. If so, the committee’s policy is to reject the proposed engagement. If not, the Audit Committee will accept the engagement letter but its policy is to pre-approve any services to be provided that are not covered by the engagement letter.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	Financial Statements. See Index to Financial Statements and Schedule at page F-1 of the original 10-K.

(b)	Exhibits Required by Item 601 of Regulation S-K. See Index to Exhibits.

(c)	Financial Statement Schedules. See Index to Financial Statements and Schedules at page F-1 of the original 10-K.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rentech, Inc.

Date: January 28, 2009	/s/ D. Hunt Ramsbottom D. Hunt Ramsbottom,
Chief Executive Officer and President

EXHIBIT INDEX

2.1	Stock Purchase Agreement, dated March 8, 2005, by and between Rentech, Inc. and Zinsser Co., Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 10, 2005).

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

4.16		Officers’ Certificate to Indenture dated April 18, 2006 to Indenture (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed April 18, 2006).

4.17		Form of 4.00% Convertible Senior Note Due 2013 (incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K filed April 18, 2006).

4.18		Form of Subscription Agreement (incorporated by reference to exhibit 10.2 to Current Report on Form 8-K filed April 20, 2007).

4.19		Form of Warrant to purchase shares of Common Stock (incorporated by reference to exhibit 10.3 to Current Report on Form 8-K filed April 20, 2007).

4.20		Form of Warrant to purchase shares of Common Stock (incorporated by reference to exhibit 10.1 to Current Report on Form 8-K filed January 20, 2009).

10.1	*	Term sheet for Dennis L. Yakobson retirement benefits (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed October 6, 2005).

10.2	*	Term sheet for Ronald C. Butz retirement benefits (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed October 6, 2005).

10.3	*
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

10.15	**
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

10.19	*	Employment Agreement by and between Rentech, Inc. and D. Hunt Ramsbottom, Jr. dated January 20, 2006 (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed January 26, 2006).

10.20	*	Employment Agreement by and between Rentech, Inc. and Douglas M. Miller dated January 20, 2006 (incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed January 26, 2006).

10.21	***	Employment Agreement by and between Rentech, Inc. and Dan J. Cohrs, dated October 22, 2008.

10.22	*	Employment Agreement by and between Rentech, Inc. and Richard T. Penning, dated January 22, 2007 (incorporated by reference to Exhibit 10.24 to Annual Report on Form 10-K filed December 14, 2007).

10.23	*	Compensation Plan for Outside Directors (incorporated by reference to Item 1.01 to Current Report on Form 8-K filed April 19, 2006).

10.24		Lease Agreement dated as of April 21, 2006 with Center West (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed April 21, 2006).

10.25		Rider to the Lease Agreement dated as of April 21, 2006 by and between Rentech, Inc. and Center West (incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed April 21, 2006).

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

10.37
First Amendment to Amended and Restated Credit Agreement and Waiver, dated January 14, 2009, among Rentech Energy Midwest Corporation, Rentech, Inc., the Lenders and the Agents as defined therein (incorporated by reference to exhibit 10.1 to Current Report on Form 8-K filed January 20, 2009).

10.38
Guarantee and Collateral Agreement, dated May 30, 2008, by and among Rentech Energy Midwest Corporation, Rentech, Inc., the subsidiaries of Rentech, Inc. listed therein and Credit Suisse, Cayman Islands Branch, as Collateral Agent (incorporated by reference to exhibit 10.2 to Current Report on Form 8-K filed June 5, 2008).

10.39
Reaffirmation and Amendment Agreement, dated June 13, 2008, by and among Rentech Energy Midwest Corporation, Rentech, Inc., the subsidiaries of Rentech, Inc. listed therein and Credit Suisse, Cayman Islands Branch, as Collateral Agent (incorporated by reference to exhibit 10.3 to Current Report on Form 8-K filed June 19, 2008).

10.40
Intellectual Property Security Agreement, date May 30, 2008, by and among Rentech Energy Midwest Corporation, Rentech, Inc., the subsidiaries listed therein and Credit Suisse, Cayman Islands Branch, as Administrative Agent and Collateral Agent (incorporated by reference to exhibit 10.3 to Current Report on Form 8-K filed June 5, 2008).

10.41	*	Form of Absolute Share Price Target Performance Share Award Agreement (incorporated by reference to exhibit 10.1 to Current Report on Form 8-K filed July 23, 2008).

10.42	*	Form of Total Shareholder Return Performance Share Award Agreement (incorporated by reference to exhibit 10.2 to Current Report on Form 8-K filed July 23, 2008).

10.43	*	Amended and Restated Employment Agreement by and between Rentech, Inc. and D. Hunt Ramsbottom, Jr. dated December 31, 2008.

10.44	*	Amended and Restated Employment Agreement by and between Rentech, Inc. and Douglas M. Miller dated December 31, 2008.

10.45	*	Amended and Restated Employment Agreement by and between Rentech, Inc. and Richard M. Penning dated December 31, 2008.

12.1	***	Computation of Ratio of Earnings to Fixed Charges.

14	***	Code of Ethics.

21	***	Subsidiaries of Rentech, Inc.

23	***	Consent of Independent Registered Public Accounting Firm.

31.1		Certification of Chief Executive Officer Pursuant to Rule 13a-14 or Rule 15d-14(a).

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14 or Rule 15d-14(a).

32.1	***	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	***	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Management contract or compensatory plan or arrangement.

**	Certain portions of this Exhibit have been omitted and filed separately under an application for confidential treatment.

***	Previously filed.