Form 10-Q
period 2008-12-31
RENTECH INC /CO/
filed 2009-02-09
CIK 868725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the Registrant’s common stock outstanding as of February 1, 2009 was 166,583,015.

RENTECH, INC.
Form 10-Q
First Quarter ended December 31, 2008

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RENTECH, INC.
Consolidated Balance Sheets
(Stated in Thousands, Except Per Share Data)

	As of
	December 31,	September 30,
	2008	2008
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$28,913	$63,722
Restricted cash, short-term	153	152
Accounts receivable (Note 5), net of $692 (December 31, 2008 and September 30, 2008) allowance for doubtful accounts	54,940	70,614
Inventories (Note 6)	27,824	29,491
Prepaid expenses and other current assets	2,332	2,399
Other receivables, net	14	43

Total current assets	114,176	166,421

Property, plant and equipment (Note 7), net of accumulated depreciation of $23,057 (December 31, 2008) and $20,760 (September 30, 2008)	56,349	56,312

Construction in progress (Note 7)	20,220	19,548

Other assets
Other assets and deposits (Note 9)	7,927	8,309
Available for sale securities, non-current (Note 4)	6,000	6,000
Licensed technology and technology rights (Note 2), net of accumulated amortization of $3,719 (December 31, 2008 and September 30, 2008)	—	—
Restricted cash, long-term	50	50

Total other assets	13,977	14,359

Total assets	$204,722	$256,640

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable	$4,870	$8,256
Accrued payroll and benefits	5,551	5,305
Accrued liabilities	7,329	10,057
Line of credit on available for sale securities (Notes 4)	4,706	4,758
Deferred revenue (Note 2)	84,208	120,709
Accrued interest	1,197	1,834
Current portion of long-term debt (Note 8)	2,648	23

Total current liabilities	110,509	150,942

Long-term liabilities
Long-term debt, net of current portion (Note 8)	924	930
Term loan, long-term (Note 8)	44,763	53,000
Long-term convertible debt to stockholders (Note 9)	56,961	56,929
Advance for equity investment (Note 10)	7,892	7,892
Other long-term liabilities	25	36

Total long-term liabilities	110,565	118,787

Total liabilities	221,074	269,729

Commitments and contingencies (Notes 2, 4 and 10)
Stockholders’ (deficit) equity (Note 11)
Preferred stock: $10 par value; 1,000 shares authorized; 90 series A convertible preferred shares authorized and issued; no shares outstanding and $0 liquidation preference	—	—
Series C participating cumulative preferred stock: $10 par value; 500 shares authorized; no shares issued and outstanding	—	—
Common stock: $.01 par value; 250,000 shares authorized; 166,446 (December 31, 2008) and 166,688 (September 30, 2008) shares issued and outstanding	1,664	1,667
Additional paid-in capital	241,567	241,110
Note receivable on sale of common stock	—	(606)
Accumulated deficit	(259,583)	(255,260)

Total stockholders’ (deficit) equity	(16,352)	(13,089)

Total liabilities and stockholders’ (deficit) equity	$204,722	$256,640

See Notes to Consolidated Financial Statements.

RENTECH, INC.
Consolidated Statements of Operations
(Stated in Thousands, Except Per Share Data)

	For the Three Months Ended
	December 31,
	2008	2007
	(Unaudited)
Revenues
Product sales	$50,046	$46,893
Service revenues	31	567

Total revenues	50,077	47,460

Cost of sales
Product sales	30,301	36,995
Write down of inventory to market (Note 6)	10,115	82
Service revenues	—	105

Total cost of sales	40,416	37,182

Gross profit	9,661	10,278

Operating expenses
Selling, general and administrative expenses	5,994	8,811
Depreciation and amortization expenses	328	250
Research and development expenses	5,438	15,990
Loss on impairment (Note 7)	—	8,654

Total operating expenses	11,760	33,705

Operating loss	(2,099)	(23,427)

Other income (expense)
Interest and dividend income	238	737
Interest expense	(2,387)	(759)
Loss on disposal of fixed assets	—	(2)
Other (expense) income	(72)	14

Total other expense	(2,221)	(10)

Net loss from continuing operations before income taxes	(4,320)	(23,437)
Income tax expense	14	—

Net loss from continuing operations	(4,334)	(23,437)

Discontinued operations (Note 3):
Gain on sale of discontinued operations, net of tax of $0	11	23

Net income from discontinued operations	11	23

Net loss	$(4,323)	$(23,414)

Basic and diluted loss per common share:
Continuing operations	$(.026)	$(.143)
Discontinued operations	.000	.000

Basic and diluted loss per common share	$(.026)	$(.143)

Basic and diluted weighted-average number of common shares outstanding	166,652	164,431

See Notes to Consolidated Financial Statements.

RENTECH, INC.
Consolidated Statement of Stockholder’s (Deficit) Equity
(Stated in Thousands)

			Additional			Total
	Common Stock		Paid-in	Notes	Accumulated	Stockholders’
	Shares	Amount	Capital	Receivable	Deficit	(Deficit) Equity
Balance, September 30, 2008 (1)	166,688	$1,667	$241,110	$(606)	$(255,260)	$(13,089)
Rescission of previously issued common stock and related notes receivable (Note 11)	(400)	(4)	(604)	606	—	(2)
Stock based compensation issued for services (Note 12)	—	—	214	—	—	214
Restricted stock units issued for services (Note 12)	—	—	871	—	—	871
Restricted stock units surrendered for withholding taxes payable (Note 12)	—	—	(23)	—	—	(23)
Restricted stock units settled in shares (Notes 11 and 12)	158	1	(1)	—	—	—
Net loss	—	—	—	—	(4,323)	(4,323)

Balance, December 31, 2008	166,446	$1,664	$241,567	$—	$(259,583)	$(16,352)

(1)	Audited. All fiscal 2009 amounts are unaudited.
See Notes to Consolidated Financial Statements.

RENTECH, INC.
Consolidated Statements of Cash Flows
(Stated in Thousands)

	For the Three Months Ended
	December 31,
	2008	2007
	(Unaudited)
Cash flows from operating activities
Net loss	$(4,323)	$(23,414)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,263	1,739
Impairment of assets	—	8,654
Utilization of spare parts	287	241
Bad debt expense	—	373
Loss on disposal of property, plant and equipment	—	2
Non-cash interest expense	612	187
Reversal of non-cash marketing expense	(380)	—
Write down of inventory to market	10,115	82
Gain on sale of subsidiary	(11)	(23)
Options for common stock issued for services	214	303
Restricted stock units issued for services	871	847

Changes in operating assets and liabilities
Accounts receivable	15,674	24,036
Other receivables	29	142
Inventories	(7,201)	3,994
Prepaid expenses and other current assets	837	1,913
Accounts payable	(3,403)	6
Accrued retirement payable	—	(125)
Deferred revenue	(36,501)	(3,383)
Accrued interest expense	(638)	(575)
Accrued liabilities, accrued payroll and other	(2,137)	(3,134)

Net cash (used in) provided by operating activities	(24,692)	11,865

Cash flows from investing activities
Purchase of available for sale securities	—	(321)
Purchase of property, plant and equipment	(2,833)	(747)
Purchase of construction in progress, net of assets placed in service	(672)	(10,425)
Proceeds from sale of available for sale securities	—	3
Proceeds from earn-out receivables	11	23
Increase in deposits and other assets	(199)	(50)

Net cash used in investing activities	(3,693)	(11,517)

Cash flows from financing activities
Payments on long-term debt and notes payable	(5,618)	(1)
Payment of note payable for financed insurance premiums	(752)	—
Payments on line of credit for available for sale securities	(52)	—
Repurchase of common stock	(2)	—
Proceeds from options and warrants exercised	—	1,328
Interest earned on proceeds from grant	—	26

Net cash (used in) provided by financing activities	(6,424)	1,353

(Decrease) increase in cash and cash equivalents	(34,809)	1,701
Cash and cash equivalents, beginning of period	63,722	33,692

Cash and cash equivalents, end of period	$28,913	$35,393

(Continued on following page)

RENTECH, INC.
Consolidated Statements of Cash Flows
(Stated in Thousands)
(Continued from previous page)
For the three months ended December 31, 2008 and 2007, the Company made certain cash payments as follows:

	Three Months Ended December 31,
	2008	2007
	(Unaudited)
Cash payments of interest, net of capitalized interest of $413 (2008) and $26 (2007)	$2,789	$1,169
Cash payments of income taxes from continuing operations	$11	$—
Excluded from the statements of cash flows for the three months ended December 31, 2008 and 2007 were the effects of certain non-cash investing and financing activities as follows:

	Three Months Ended December 31,
	2008	2007
	(Unaudited)
Purchase of insurance policies financed with a note payable	$770	$—
Rescission of notes receivable on repurchase of common stock	606	—
Restricted stock units surrendered for withholding taxes payable	23	121
Inventory transfers under Product Exchange Agreement	—	2,366
Mark available for sale securities to market	—	165
See Notes to Consolidated Financial Statements.

RENTECH, INC.
Notes to Consolidated Financial Statements
Note 1 — Description of Business and Basis of Presentation
Description of Business
The goal of Rentech, Inc. (“Rentech”, “we”, “our”, “us” or “the Company”) is to be a global provider of clean energy solutions. Incorporated in 1981, the Company is pursuing the worldwide deployment of the Rentech Process by both licensing and project development of facilities to produce synthetic fuels and chemicals from renewable and fossil feedstocks. During the Company’s nearly 30-year history, Rentech and its licensees have successfully applied the Rentech Process in facilities that range in size from pilot scale to 235 barrels per day of synthetic fuels and chemicals production.
The Rentech Process, based on Fischer-Tropsch (“FT”) chemistry, is a patented and proprietary technology that efficiently and economically converts synthesis gas (or “syngas”), which can be manufactured from a wide variety of waste, biomass and fossil resources, into hydrocarbons. These hydrocarbons can be processed and upgraded into ultra-clean synthetic fuels such as military and commercial jet fuels and ultra low sulfur diesel, as well as specialty waxes and chemicals. Fuels produced from the Rentech Process are significantly cleaner than those available today from petroleum refining and have lower emissions of all regulated pollutants, including nitrogen oxides, sulfur oxides and particulate matter.
We are developing pioneer commercial scale synthetic fuels and chemicals projects using the Rentech Process in the United States because we think they will increase stockholder value and competitive opportunities. As such, we are working on a number of commercial opportunities from standalone biomass, fossil-fed and a combination of biomass and fossil-fed commercial scale synthetic fuels and chemicals projects. We are also working on a few early-stage renewable projects as well as several fossil projects, including a proposed approximately 30,000 barrels per day synthetic fuels and chemicals facility near Natchez, Mississippi.
The Rentech Process is carbon dioxide capture-ready. A third-party commissioned lifecycle analysis of the carbon dioxide emissions from the production of fuels from the Rentech Process indicates that with carbon capture and sequestration, these emissions can be lower than those generated in the production of petroleum-derived fuels. Therefore, fuels produced from our process are among the most greenhouse gas friendly transportation fuels available in the country. In the case of biomass feedstock, the process can be carbon neutral and the emissions can be substantially lower than those generated in the production of petroleum-derived fuels.
We have constructed and operate a Product Demonstration Unit (“PDU”) located in Commerce City, Colorado which we believe is the only operating synthetic transportation fuels facility in the United States. We have produced thousands of gallons of ultra-clean synthetic fuels including military jet fuel, commercial Jet A and Jet A-1 and ultra low sulfur diesel at the PDU. We have shipped samples of our products for testing to potential customers, and we have sold larger quantities of our products for more extensive testing in turbine engines.
Our principal research and development efforts at our laboratory are focused on further reducing the cost of catalyst per barrel of output. These technology activities are centered at the PDU, where we have skilled technical, engineering and operating teams that work on development and testing. The laboratory contains equipment and support facilities that provide us with resources for the continued development and testing of the Rentech Process as well as complementary technologies for additional applications and performance enhancements. We continue to advance our technology, with a goal of reducing operating and capital costs.
We own a natural gas-based nitrogen fertilizer manufacturing plant, Rentech Energy Midwest Corporation (“REMC” or “East Dubuque Plant”), which we acquired in April 2006. REMC, located in East Dubuque, Illinois, manufactures and sells nitrogen fertilizer products including ammonia, urea ammonia nitrate, urea granule and urea solution within the corn-belt region.
REMC produces nitrogen products that are currently in high demand by the American farmer and industrial users. These products are critical in the production of corn and other coarse grains. From time to time, we consider opportunities to enhance the efficiency of the plant to further capitalize on the strong demand for fertilizer in the corn-belt region. We have also largely completed the design and engineering work required to convert REMC from using natural gas as a feedstock to using syngas from coal gasification should economic and public policy factors favor the conversion. As our primary strategy is focused on synthetic fuels, we do not currently intend to develop or buy new fertilizer-only plants, although fertilizer may be a co-product in future plants.

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. These unaudited consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008.
Reclassifications and Presentation
Certain prior period amounts have been reclassified to conform to the fiscal year 2009 presentation. The financial statements and footnotes state amounts that have been rounded to the nearest thousand, except per share data. As such, certain amounts presented are approximate to the non-rounded amount.
Seasonality
Results of operations for the interim periods are not necessarily indicative of results to be expected for the year primarily due to the impact of seasonality on our business. Our nitrogen products manufacturing segment and our customers’ businesses are seasonal, based on the planting, growing and harvesting cycles. The following table shows product tonnage shipped by quarter for the last three fiscal years including periods prior to our acquisition of the plant in April 2006.

	For the Fiscal Years Ended September 30,
	Thousands of Tons (000’s)
	2009	2008	2007	2006
First Quarter	115	171	160	78
Second Quarter	n/a	103	77	74
Third Quarter	n/a	170	209	172
Fourth Quarter	n/a	199	125	167

Total Tons Shipped for Fiscal Year	115	643	571	491

As reflected in the chart, the third fiscal quarter typically had the highest volume of tons shipped, which corresponds to end-user application of fertilizer products during the spring. The first fiscal quarter typically had the next highest volume of tons shipped, which corresponds to end-user application of fertilizer products after the fall harvest. The decrease in the first quarter of fiscal 2009 as compared with prior years was due to two factors. First, the rain-delayed spring 2008 planting season postponed the fall harvest. Second, there was a short time period between the fall harvest and the onset of rain and winter weather which limited the fall fertilizer application. We believe that the reduction in shipments in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008 is a result of weather and the timing of seasonal fertilizer applications and does not represent a trend indicative of results for the remaining quarters of fiscal 2009. We believe that fundamental factors such as forecasted corn acreage and pent-up demand for nitrogen fertilizer due to the weather-interrupted fall applications indicate strong demand for nitrogen fertilizer products in the spring 2009 planting season.
As a result of the seasonality of shipments and sales, we experience significant fluctuations in our revenues, income and net working capital levels from quarter to quarter. Weather conditions can significantly affect quarterly results. Our receivables and deferred revenues are seasonal since our customers operate on a crop year basis. Significant amounts of our products are pre-sold for later delivery, and the timing and amount of down payment as a fraction of the total contract price may vary with market conditions. The variation in these contract terms may add to the seasonality of our cash flows and working capital.

Significant Customer
On April 26, 2006, the Company’s subsidiary, Rentech Development Corporation, entered into a Distribution Agreement with Royster-Clark Resources, LLC, who subsequently assigned the agreement to Agrium. The Distribution Agreement is for a five year period, subject to renewal options. Pursuant to the Distribution Agreement, Agrium is obligated to use commercially reasonable efforts to promote the sale of, and solicit and secure orders from its customers for nitrogen fertilizer products comprised of anhydrous ammonia, granular urea, urea ammonium nitrate solutions, nitric acid and related nitrogen-based products manufactured at the East Dubuque Plant, and to purchase from the Company’s subsidiary, REMC, nitrogen fertilizer products manufactured at the facility for prices to be negotiated in good faith from time to time. For the three months ended December 31, 2008 and 2007, the Distribution Agreement accounted for 83% and 82%, respectively, of consolidated net revenues from continuing operations. As of December 31, 2008 and September 30, 2008, 88% of the total consolidated accounts receivable balance of the Company was represented by amounts due from Agrium. REMC employs personnel who negotiate sales with other customers and these transactions are not subject to the terms of the Distribution Agreement.
Under the Distribution Agreement, REMC pays commissions to Agrium not to exceed $5.0 million per year as calculated on applicable gross sales. The yearly period, as defined in the agreement, runs from May to the following April. The commission rate was 2% during the first year of the agreement and the rate increases by one percentage point on each anniversary date of the agreement up to a maximum rate of 5%. For the quarters ended December 31, 2008 and 2007, the effective commission rates associated with sales under the Distribution Agreement were 1.4% and 2.4%. Commissions reached the $5 million maximum near the beginning of the quarter ended December 31, 2008, decreasing the effective commission rate. On the Consolidated Statement of Operations, product sales revenue is presented net of the gross product sales and commissions.
Unionized Employees
REMC employs certain workers that are members of the United Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”) Local No. 1391. At December 31, 2008, 63% of REMC’s employees were subject to a collective bargaining agreement. On October 17, 2006 members of the UAW Local No. 1391 ratified a six year agreement that is effective until October 17, 2012.
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
Market Risk
The Company is impacted by a number of market risk factors. The primary raw material component of the nitrogen products manufactured at the East Dubuque Plant is natural gas. Market risks are associated with the prevailing prices for natural gas and the finished goods that are produced. The Company also has debt obligations with market risks associated with variable interest rates. In addition, the Company invests a portion of its cash in available for sale securities which are subject to market fluctuations. Refer to Note 4 to the Consolidated Financial Statements for more information.
Fair Value of Financial Instruments
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value. Fair values of receivables, other current assets, accounts payable, accrued liabilities and other current liabilities are assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair value or they are receivable or payable on demand.

The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” on October 1, 2008 for financial assets and liabilities measured at fair value on a recurring basis. SFAS No. 157 applies to all financial assets and financial liabilities that are being measured and reported at fair value. The adoption of SFAS No. 157 did not have an impact on the Company’s Consolidated Financial Statements.
Through much of fiscal 2008, the fair value of available for sale securities was estimated by our investment custodians using market rates and their proprietary pricing models. As of December 31, 2008 and September 30, 2008, in the absence of any readily available pricing model or market-based valuation, the fair value amount of available for sale securities was estimated to be the midpoint between the principal amount of the line of credit collateralized by the portfolio and the principal amount of the line of credit plus an exposure factor that limited aggregate borrowings of the portfolio. Refer to Note 4 to the Consolidated Financial Statements for more information regarding our available for sale securities and the disclosures required under SFAS No. 157.
Revenue Recognition
Product sales revenues from our nitrogen products manufacturing segment are recognized when the customer takes ownership upon shipment from the East Dubuque Plant or its leased storage facility and assumes risk of loss; collection of the related receivable is probable; persuasive evidence of a sale arrangement exists; and the sales price is fixed or determinable. Management assesses the business environment, the customer’s financial condition, historical collection experience, accounts receivable aging and any customer disputes to determine whether collectibility is reasonably assured. If collectibility is not considered reasonably assured at the time of sale, the Company does not recognize revenue until collection occurs.
Natural gas, though not purchased for the purpose of resale, occasionally is sold under certain circumstances. Natural gas is sold when contracted quantities received are in excess of production and storage capacities, in which case the sales proceeds are recorded in product sales and the related cost is recorded in cost of sales. Natural gas may also be sold simultaneously with a gas purchase in order to realize a benefit that reduces raw material cost, in which case the net of the sales proceeds and the related cost of sales are recorded within cost of sales.
Technical service revenues from our alternative fuels segment are recognized as the services are provided during each month. Revenues from feasibility studies are recognized based on the terms of the services contract.
Rental income from our alternative fuels segment is recognized monthly as per the lease agreement, and is included in the alternative fuels segment as a part of service revenues.
Deferred Revenue
The Company records deferred revenue upon execution of product pre-sale contracts, which create obligations for delivery of product within a specified period of time in the future. The terms of these product pre-sale contracts require payment in advance of delivery, and the percentage of those advance payments as a fraction of the total purchase vary. The Company records a receivable upon execution of the contract to the extent that the related cash payment has not been received. The Company also records deferred revenue upon execution of the contract to the extent that the product contracted for has not been shipped to the customer. The Company recognizes revenue related to the contracts and relieves deferred revenue when products are shipped. A significant portion of the revenue recognized during any period may be related to product pre-sale contracts, for which some or all of the cash may have been collected during an earlier period, with the result that a significant portion of revenue recognized during a period may not generate cash receipts during that period or future periods. As of December 31, 2008 and September 30, 2008, deferred revenue was $84,208,000 and $120,709,000, respectively.
Cost of Sales
Cost of sales are primarily comprised of manufacturing costs related to the Company’s nitrogen fertilizer products. Cost of sales expenses include: direct materials, direct labor, indirect labor, employee fringe benefits, depreciation on plant machinery, inventory write-downs, and other costs.

Natural Gas
The Company enters into short-term contracts to purchase physical supplies of natural gas in fixed quantities at both fixed and indexed prices. Our practice is to purchase in advance, at fixed prices for future delivery, quantities of natural gas estimated to match the quantities needed to manufacture the products sold under pre-sale contracts. We anticipate that we will physically receive the contract quantities and use the natural gas in the production of fertilizer and industrial products or sell the natural gas with a simultaneous purchase that includes a benefit that reduces raw material cost. We believe it probable that the counterparties will fulfill their contractual obligations when executing these contracts.
Inventories
Inventories consist of raw materials and finished goods within our nitrogen products manufacturing segment. The primary raw material in the production of nitrogen products is natural gas. Raw materials also includes certain chemicals used in the manufacturing process. Finished goods includes the nitrogen products stored at the East Dubuque Plant or its leased storage facility that are ready for shipment.
Inventories are stated at the lower of cost or estimated net realizable value. The cost of inventories is determined using the first-in first-out method. The estimated net realizable value is based on customer orders, market trends and historical product pricing. The Company performs an at least quarterly analysis of its inventory balances to determine if the carrying amount of inventories exceeds net realizable value. If the carrying amount exceeds the estimated net realizable value, the carrying amount is reduced to the estimated net realizable value. Inventories are also periodically reviewed to determine if a reserve for obsolete, deteriorated, excess or slow moving items is required, and as of December 31, 2008 and September 30, 2008, no such inventory reserve was necessary. The Company allocates fixed production overhead costs to inventory based on the normal capacity of its production facilities and unallocated overhead costs are recognized as expense in the period incurred. See Note 6 to the Consolidated Financial Statements for more information.
Natural gas inventory is composed of the following: payments for natural gas in advance of delivery as required in the contracts; additional prepayments under these purchase contracts in the event that market prices fall below the purchase price in the contracts; a minimal quantity of natural gas held in storage; and period-end reductions to net realizable value, as necessary. The terms of the purchase contracts vary by supplier, however, specific performance of the natural gas delivery commitment is required. The timing and amount of the prepayments are structured to mitigate the supplier’s market risk.
Spare Parts
Spare parts are maintained by REMC to reduce the length of possible interruptions in plant operations from an infrastructure breakdown at the East Dubuque Plant. The spare parts may be held for use for many years before the parts are used. As a result, they are capitalized as a fixed asset at cost and are depreciated on a straight-line basis over the useful life of the related equipment until the spare parts are installed. When spare parts are utilized, the net book values of the assets are charged to earnings as a cost of sale. Periodically, the spare parts are evaluated for obsolescence and impairment, and if the value of the spare parts is impaired, it is charged against earnings.
Cash and Cash Equivalents
The Company considers highly liquid investments purchased with original maturities of three months or less, money market accounts and deposits in financial institutions to be cash equivalents. Cash equivalents are recorded at cost, which approximates fair value.
Restricted Cash
Restricted cash is comprised of cash that has been pledged as collateral for future tax liabilities that may arise as a result of the November 2006 sale of Petroleum Mud Logging, Inc., and cash that is collateral to secure an outstanding letter of credit which backs a portion of the Company’s obligations under its lease for office space in Los Angeles. Restricted cash pledged for less than one year is classified as a short-term asset and restricted cash that has been pledged as collateral for over one year has been classified as a long-term asset.

Available for Sale Securities
The Company classifies its securities as available for sale in accordance with the SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” These investments include auction rate securities and money market securities. Available for sale securities are classified as current or noncurrent based on the Company’s ability to readily redeem the securities into cash for current operations. The Company adopted the provisions of SFAS No. 157 and FSP No. 157-3 and has evaluated the fair value of the investment portfolio per the proscribed hierarchy. The Company reports its available for sale securities at fair value with the unrealized losses reported in other comprehensive loss and excluded from earnings. The Company recognizes an impairment charge when there is a decline in the estimated fair value of its investments below the cost basis and such decline is not considered to be temporary. The specific identification method is used to determine the cost of investments disposed of. Refer to Note 4 to the Consolidated Financial Statements for more information.
Accounts Receivable
Our accounts receivable balance primarily consists of product pre-sale contract receivables. Trade receivables are initially recorded at fair value based on the sale of goods to customers and are stated net of allowances. Product pre-sale contract receivables are recorded upon execution of sales contracts, which create an obligation for delivery of a product within a specified period of time in the future. The terms of these product pre-sale contracts require payment in advance of delivery. Deferred revenue is recorded upon execution of product pre-sale contracts. Deferred revenue is recognized as revenue when customers take ownership of the product upon shipment from the East Dubuque Plant or its leased facility. Product pre-sale contract receivables that are deemed uncollectible, based on our allowance for doubtful accounts policy, are written off against deferred revenue.
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
Property, Plant and Equipment
Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation expense is calculated using the straight-line method over the estimated useful lives of the assets, as follows:

Type of Asset	Estimated Useful Life
Building and building improvements	15-40 years
Machinery and equipment	5-10 years
Furniture, fixtures and office equipment	7-10 years
Computer equipment and software	3-7 years
Vehicles	3-5 years
Spare parts	Useful life of the spare parts or the related equipment
Leasehold improvements	Useful life or remaining lease term, whichever is shorter
Ammonia catalyst	3-10 years
Platinum catalyst	Based on units of production
Significant renewals and betterments are capitalized. Costs of maintenance and repairs are expensed as incurred. When property, plant and equipment is retired or otherwise disposed of, the asset and accumulated depreciation are removed from the accounts and the resulting gain or loss is reflected in operating expenses.

Construction in Progress
We track project development costs and capitalize those costs after a project has completed the scoping phase and enters the feasibility phase. In accordance with SFAS No. 34, “Capitalization of Interest”, we capitalize a portion of the interest expense that we incur on our debt until the asset is placed in service. The amount of capitalized interest recorded for any period is based on the carrying amount of the construction in progress asset excluding any previously accumulated capitalized interest. We also capitalize costs for improvements to the existing machinery and equipment at our East Dubuque Plant. We do not depreciate construction in progress costs until the underlying assets are placed into service. Costs for the construction of the PDU were recorded as research and development expense in our Consolidated Statements of Operations.
We suspended development on the conversion of the East Dubuque Plant during the first quarter of fiscal 2008. Capitalized costs were impaired under SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” There was no impairment recognized on any project during the first quarter of fiscal 2009.
Long-Lived Assets
Long-lived assets, construction in progress and identifiable intangibles are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected future cash flow from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized and measured using the asset’s fair value. In the first three months of fiscal 2008, the Company recognized an impairment loss of $8,654,000 on assets associated with the suspended development of the conversion at the East Dubuque Plant. No impairment was recorded in the first quarter of fiscal 2009. Refer to Note 7 to the Consolidated Financial Statements for additional information on the impairment.
Licensed Technology and Technology Rights
Licensed technology represents costs incurred by the Company in fiscal 1993 primarily for the retrofit of a facility used for demonstrating the Company’s proprietary technology to prospective licensees. These capitalized costs were carried at the lower of amortized cost or net realizable value and were amortized using the straight-line method over fifteen years. The Company recorded $0 and $57,000 in amortization expense for licensed technology during the quarters ended December 31, 2008 and 2007, respectively. Licensed technology became fully amortized during fiscal 2008.
Technology rights were recorded at cost and were amortized using the straight-line method over a ten-year estimated life. Technology rights became fully amortized during fiscal 2007.
Advance for Equity Investment
On May 25, 2007, the Company entered into a development cost sharing and equity option agreement with Peabody Venture Fund, LLC (“PVF”). Under the agreement, PVF agreed to fund the lesser of $10.0 million or 20% of the development costs for our proposed conversion project at the East Dubuque Plant. In consideration for PVF’s payment of development costs, we granted PVF an option to purchase up to 20% of the equity interest in the project for a purchase price equal to 20% of the equity contributions made to the project at the closing of the project financing, less the amount of development costs paid by PVF as of such time. In the first quarter of fiscal 2008, the Company’s Board of Directors decided to suspend development of the conversion of the East Dubuque Plant. Neither the Company nor PVF have terminated the Equity Option Agreement, and as such, the liability for the advance for equity investment remains on the Consolidated Balance Sheet as of December 31, 2008. Refer to Note 10 to the Consolidated Financial Statements for more information.
Stock Based Compensation
Effective October 1, 2005, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment” using the modified-prospective transition method. Under this transition method, stock based compensation expense includes compensation expense for all stock based compensation awards granted subsequent to September 30, 2005 based on grant-date fair value estimated in accordance with the provisions of SFAS 123(R) and Staff Accounting Bulletin (“SAB”) 107. Refer to Note 12 to the Consolidated Financial Statements for more information.

Leases
The Company evaluates its lease agreements to determine if they should be capitalized or expensed. As of December 31, 2008 and 2007, the Company had not executed any lease agreements that meet the criteria of a capital lease and therefore all lease costs were expensed. Refer to Note 10 to the Consolidated Financial Statements for more information.
Advertising Costs
The Company recognizes advertising expense when incurred. Advertising expense was not significant for the three months ended December 31, 2008 and 2007.
Research and Development Expenses
Research and development expenses include direct materials, direct labor, indirect labor, fringe benefits and other costs incurred to develop and refine certain technologies employed in each respective operating segment. These costs are expensed as incurred.
Our technology activities are centered at the PDU, where we have skilled technical, engineering and operating teams that work at our development and testing laboratories. The laboratory contains equipment and support facilities that provide us with resources for the continued development and testing of the Rentech Process as well as complementary technologies for additional applications and performance enhancements. In addition, the facilities allow us to conduct online analysis of feedstocks and products. The PDU is instrumental in our research and development efforts, as well as in providing samples of our products to potential customers for commercial product off-take agreements.
During the first quarter of fiscal 2009, we incurred research and development expenses of $5,438,000 as compared to $15,990,000 during the first quarter of fiscal 2008. Research and development expenses in the first quarter of fiscal 2008 were primarily attributed to construction of the PDU, an amount which totaled $12,521,000, whereas research and development expenses in the current period were primarily attributable to costs associated with operating the facility and for work on advanced catalysts, catalyst separation from crude wax, process optimization, and product upgrading.
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
On October 1, 2007, the Company adopted the provisions of FASB Financial Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s consolidated financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company recognize in its consolidated financial statements, only those tax positions that are “more-likely-than-not” of being sustained as of the adoption date, based on the technical merits of the position. As a result of the implementation of FIN 48, the Company performed a comprehensive review of its material tax positions in accordance with recognition and measurement standards established by FIN 48. Refer to Note 13 to the Consolidated Financial Statements for additional information.
Comprehensive Loss
Comprehensive loss is comprised of two components: net loss and other comprehensive loss which includes all changes to the Consolidated Statement of Stockholders’ (Deficit) Equity, except those changes made due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the three months ended December 31, 2008 and 2007, the Company’s other comprehensive loss was $0 and $165,000, respectively, due to unrealized losses on our available for sale securities portfolio which is shown within the non-cash investing and financing activities on the Consolidated Statement of Cash Flows. For these same periods, our total comprehensive losses were $4.3 million and $23.6 million, respectively.

Net Loss Per Common Share
SFAS No. 128, “Earnings Per Share” provides for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per share includes no dilution and is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share.
For the quarters ended December 31, 2008 and 2007, certain shares as detailed below were excluded in the computation of diluted loss per share because their effect was anti-dilutive.

	As of
	December 31,	December 31,
	2008	2007
	(Unaudited)
	(Shares, in Millions)
Stock options	3.6	3.8
Stock warrants	11.3	13.4
Restricted stock units	3.0	1.4
Convertible debt	14.3	14.7

Total	32.2	33.3

Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This standard clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 is effective for consolidated financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB provided a one year deferral for the implementation of SFAS No. 157 for non-financial assets and liabilities recognized or disclosed at fair value on a non-recurring basis. The provisions of SFAS No. 157 are effective for the Company’s financial assets and liabilities for the fiscal year beginning October 1, 2008. The adoption of SFAS No. 157 for financial assets and liabilities did not have an impact on the Company’s Consolidated Financial Statements. Refer to the Note 4 to the Consolidated Financial Statements for the disclosures required under SFAS No. 157.
In October 2008, the FASB issued Staff Position No FAS 157-3, (“FSP No. 157-3”), “Determining the Fair Value of a Financial Asset when the Market for that Asset is not Active” which clarified the application of SFAS No. 157 in the determination of the fair value of a financial asset when a market for that asset is not active. The provisions of FSP No. 157-3 are effective for the Company’s financial assets and liabilities for the fiscal year beginning with this quarterly report. The adoption of FSP No. 157-3 for financial assets and liabilities did not have an impact on the Company’s Consolidated Financial Statements. Refer to the Note 4 to the Consolidated Financial Statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with the objective of improving financial reporting by mitigating volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of SFAS No. 159 are effective for the Company’s fiscal year beginning October 1, 2009. The Company has evaluated the provisions of this statement and does not currently expect SFAS No. 159 to have a material impact on the Company’s consolidated financial position, results of operations and disclosures.

Note 3 — Discontinued Operations
Effective August 1, 2005, the Company sold its 56% ownership interest in REN Testing Corporation (“REN”) to REN Holding Corporation, (“RHC”) an Oklahoma corporation, consisting of a management group previously involved in REN. The sales price of the transaction was $1,175,000, payable in the form of earn-out payments based on RHC’s cash receipts for sales and services from REN’s customers. The earn-out payments are based on 5% of REN’s qualified cash receipts up to the first $2,500,000 per year and 10% of qualified cash receipts in excess of $2,500,000 per year. The earn-out payment will continue indefinitely until Rentech collects the $1,175,000. As of December 31, 2008 and September 30, 2008, the Company had collected $407,000 and $396,000, respectively, and had recorded a receivable for the remaining amount with a compensating reserve of the same amount. Therefore, as cash is collected, it is recorded as gain on sale of discontinued operations on the Consolidated Statement of Operations. Pursuant to the terms of the agreement, the buyer was responsible for all contingent liabilities that existed or might be incurred after the date of disposal.
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
During fiscal 2008, conditions in the global credit markets prevented us and other investors from liquidating holdings of auction rate securities because the amount of securities submitted for sale at auction exceeded the amount of purchase orders for such securities. As a consequence of the failed auctions, the investments are not readily convertible to cash until a future auction of these investments occurs, the underlying securities are redeemed by the issuer or the underlying securities mature. As of December 31, 2008, the scheduled maturity dates for the underlying securities ranged from January 2025 to December 2050. During the second quarter of fiscal 2008, we reclassified our available for sale securities from current assets to noncurrent assets because the Company was unable to readily redeem these securities into cash for current operations.
In May 2008, we executed a line of credit with the custodian of our available for sale securities. In September 2008, the line of credit was assumed by Barclays Capital, Inc. (“Barclays”). The line of credit provides for aggregate borrowings of up to $5,000,000 and such loans are secured by our available for sale securities. Borrowings under the line of credit accrue interest at the rate of LIBOR plus 1.50%. Under the terms of the line of credit, the Company is not subject to any covenants and there is no maturity date, but outstanding balances are payable on demand. As of December 31, 2008, $4,706,000 was outstanding under the line of credit which is shown as a current liability because it is payable on demand. The balance of the line of credit was reduced by $52,000 during the first quarter of fiscal 2009 as a result of interest earned on the securities that was applied to the outstanding balance of the loan.
As of September 30, 2008, we estimated the fair value of our available for sale securities at $6,000,000 based on the midpoint of a range of potential values. Market prices for auction rate securities are not available since there is no such market presently operating and neither the Company nor our custodian have a model to price individual holdings or the portfolio in aggregate. Since there were no changes in our holdings during the three months ended December 31, 2008, as of December 31, 2008, management kept the estimated fair value of our available for sale securities at $6,000,000.
The Company evaluated the portfolio against the provision of SFAS No. 157 and FSP No. 157-3. The Company believes that its use of Level 3 inputs for our available for sale securities was required due to the absence of market activity and other observable pricing as of the measurement date. The following table presents the fair value hierarchy for the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2008 based on the input levels as defined in SFAS No. 157:

As of December 31, 2008
(Unaudited)
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total Fair Value	Level 1	Level 2	Level 3
Available for sale securities, non-current	$6,000	—	—	$6,000

The following table shows a reconciliation of the Company’s available for sale securities which are measured at fair value on a recurring basis using Level 3 inputs as the dates of the Consolidated Balance Sheets:

(Unaudited)
Beginning balance, September 30, 2008	$6,000
Net purchases and sales	—
Total gains or losses for the period	—
Other than temporary impairment	—

Ending balance, December 31, 2008	$6,000

Note 5 — Accounts Receivable
Accounts receivable includes both trade receivables and product pre-sale contract receivables and consisted of the following:

	As of
	December 31,	September 30,
	2008	2008
	(Unaudited)	(Audited)
	(Thousands)
Product pre-sale contracts receivable for nitrogen products	$45,664	$57,901
Trade receivables from nitrogen products	9,271	12,528
Trade receivables from development of alternative fuels	697	877

Total accounts receivable, gross	55,632	71,306
Allowance for doubtful accounts on trade accounts receivable	(692)	(692)

Total accounts receivable, net	$54,940	$70,614

Note 6 — Inventories
Inventories consisted of the following:

	As of
	December 31,	September 30,
	2008	2008
	(Unaudited)	(Audited)
	(Thousands)
Finished goods	$19,572	$17,260
Raw materials	8,252	12,231

Total inventory	$27,824	$29,491

Natural gas inventory is composed of the following: payments for natural gas in advance of delivery as required in the contracts; additional prepayments under these purchase contracts in the event that market prices fall below the purchase price in the contracts; a minimal quantity of natural gas held in storage; and period-end reductions to net realizable value, as necessary. As of December 31, 2008, the Company had made $16,137,000 in prepayments of natural gas for future delivery.
We recognized inventory valuation reductions due to natural gas inventory having been purchased at contracted prices in excess of market value. For the quarters ended December 31, 2008 and 2007, the total inventory valuation reductions were $10,115,000 and $82,000, respectively. The valuation adjustment is calculated and recorded on a monthly basis. A valuation adjustment was required for each month during the first quarter of fiscal 2009, as compared to the first quarter of the prior fiscal year when only one month had such an adjustment. The write-down of the natural gas inventory value was recorded as an expense within cost of sales on the Consolidated Statements of Operations.

Note 7 — Property, Plant and Equipment and Construction in Progress
Property, plant and equipment consisted of the following:

	As of
	December 31,	September 30,
	2008	2008
	(Unaudited)	(Audited)
	(Thousands)
Land	$1,904	$1,904
Buildings and building improvements	10,952	10,902
Machinery and equipment	61,291	59,388
Furniture, fixtures and office equipment	862	1,316
Computer equipment and computer software	3,783	3,074
Vehicles	172	47
Leasehold improvements	442	441

	79,406	77,072
Less accumulated depreciation	(23,057)	(20,760)

Total depreciable property, plant and equipment, net	$56,349	$56,312

Construction in progress consisted of the following:

	As of
	December 31,	September 30,
	2008	2008
	(Unaudited)	(Audited)
	(Thousands)
Construction in progress for projects under development	$16,082	$15,432
Accumulated capitalized interest costs related to projects under development	1,038	626
Construction in progress for machinery and equipment	3,100	3,490

Total construction in progress	$20,220	$19,548

On June 2, 2008, the Company acquired the land and all of the remaining assets, consisting primarily of buildings, of a former paper manufacturing site for a purchase price of approximately $9.5 million. We intend to use the site located in Adams County, Mississippi near the city of Natchez for a proposed fossil project (the “Natchez Project”). The land, acquired buildings, capitalized interest and ongoing development costs incurred through December 31, 2008 associated with this project totaling $17,120,000 were included in construction in progress since they have not yet been placed in service.
The cost of construction of the PDU was not recorded in either construction in progress or in property, plant and equipment, because those costs were recorded as research and development expenses in our Consolidated Statement of Operations.
During the first quarter of fiscal 2008, we suspended the conversion of the East Dubuque Plant. Concurrent with the decision to suspend the East Dubuque Plant conversion, management evaluated the affected assets for potential impairment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. These assets included costs to date on the REMC conversion project recorded within construction in progress and a land purchase option recorded within deposits and other assets. In the first quarter of fiscal 2008, additional costs incurred in winding down the REMC conversion project were recorded to construction in progress with a corresponding impairment loss of $8,654,000. The impairment was shown as a component of income from continuing operations within the alternative fuels segment. This project was fully impaired during fiscal 2008.

Note 8 — Debt
On June 13, 2008, Rentech and its subsidiary REMC executed a $53,000,000 amended and restated credit agreement (the “Senior Credit Agreement”) by and among REMC as the borrower, Rentech as the guarantor and Credit Suisse, Cayman Islands Branch (“Credit Suisse”), as administrative agent, collateral agent and lender. The Senior Credit Agreement replaced our prior $26,500,000 credit agreement dated May 30, 2008 among Rentech, REMC and Credit Suisse. The obligations under the Senior Credit Agreement are secured by substantially all of our assets and the assets of most of our subsidiaries, including a pledge of the equity interests in most of our subsidiaries. In addition, REMC granted Credit Suisse a mortgage in its real property to secure its obligations under the Senior Credit Agreement and related loan documents. The Senior Credit Agreement consists solely of term loans that mature on May 29, 2010, with an option, subject to certain conditions and fees, to extend the maturity date to May 29, 2011. The remaining principal balance of the term loans will be due and payable in full on the maturity date. During the first quarter of fiscal 2009, we paid down principal borrowings under the Senior Credit Agreement by $5,612,000. At December 31, 2008, our outstanding principal borrowings were $47,388,000.
On January 14, 2009, REMC entered into the First Amendment to Amended and Restated Credit Agreement and Waiver (“Amendment and Waiver”) with Credit Suisse as administrative agent and collateral agent and the lenders, which amends and waives certain provisions of the Senior Credit Agreement. The Credit Agreement required mandatory prepayments of principal in an amount equal to 100% of any distributions or loans from REMC to the Company (“Cash Outlays”). The Amendment and Waiver provides that, beginning and including December 23, 2008, mandatory matching prepayments of principal will equal 25% of the first $22 million of Cash Outlays. Thereafter, through and including September 30, 2009, matching prepayments of principal will equal 75% of all Cash Outlays. Beginning on October 1, 2009, matching prepayments of principal will revert to an amount equal to 100% of all Cash Outlays.
Beginning and including February 1, 2009, REMC may defer up to an aggregate amount of $5 million of matching prepayments (the “Deferral Facility”) through April 30, 2009, at which time any outstanding balance of the Deferral Facility must be paid in full. All outstanding balances on the Deferral Facility bear interest at LIBOR plus the applicable margin plus an additional 2.0% per annum. We began to use the Deferral Facility in February 2009.
Subsequent to December 31, 2008, Cash Outlays from REMC to the Company were $10,500,000 which, pursuant to the Amendment and Waiver, required principal payments of $2,625,000 which we classified as a current liability as of December 31, 2008. Of the required principal payments, we paid $1,000,000 to the Lenders and deferred repayment of the remaining $1,625,000 pursuant to the Deferral Facility in the Amendment and Waiver which must be repaid by April 30, 2009. The Company currently anticipates that additional Cash Outlays will be made during the year, and any such Cash Outlays would require partially matching prepayments of principal pursuant to the terms of the Amendment and Waiver. The Company is evaluating alternatives to fund its working capital needs for fiscal 2009 including the potential use of Cash Outlays. There is substantial uncertainty about the timing and amount of funds that may be sourced from Cash Outlays, the timing and amount of required matching principal payments resulting from any such Cash Outlays, and the amount of debt under the Senior Credit Agreement that might be paid down over the next twelve months. The Consolidated Balance Sheets present the current and long-term portions of debt based on transactions that have occurred after December 31, 2008 and before the filing date, in accordance with the terms stated in the Senior Credit Agreement and the Amendment and Waiver.
Under the Amendment and Waiver, REMC’s minimum liquidity requirement was also reduced to $7.5 million, except during February, March and April of 2009 when the minimum liquidity requirement will be $5 million. As of December 31, 2008, we were in compliance with all covenants under the Senior Credit Agreement, except an administrative covenant requiring delivery of certain financial statements and calculations to the lenders. The failure to make these deliveries was waived in the Amendment and Waiver, and the Company complied with these covenants during January 2009 which was within the cure period.
The Amendment and Waiver also increases the applicable margin on base rate loans from 8.0% to 9.0% per annum and on LIBOR loans from 9.0% to 10.0% per annum. As partial consideration for the Amendment and Waiver, REMC paid $450,000 in cash fees to the Lenders and to its advisors.
In connection with the Amendment and Waiver, we also granted Credit Suisse Management LLC, SOLA LTD and Solus Core Opportunities Master Fund Ltd warrants to purchase 4,993,379 shares of the Company’s common stock for an aggregate issue price of approximately $50,000. The number of warrants equaled 3% of Rentech’s outstanding shares at the time of issuance. The exercise price of $0.92 per share for each warrant was a 20% premium above the weighted average price for the Company’s stock on January 14, 2009 for the 10 trading days preceding the closing date of the Amendment and Waiver. Seventy five percent of the warrants were immediately exercisable and expire 5 years from the grant date. The remaining 25% of the warrants will expire on the earlier of (a) the maturity date of the Term Loan, or (b) the date on which the Term Loan is repaid in full, so long as such repayment date occurs before June 30, 2009. This portion of the warrants do not vest and become exercisable until July 1, 2009. Management is evaluating the impact of the waiver along with the proper valuation and treatment of the warrants which will impact the second quarter of fiscal 2009.

Long-term debt consists of the following:

	As of
	December 31,	September 30,
	2008	2008
	(Unaudited)	(Audited)
	(Thousands)
Term loans under the Senior Credit Agreement	$47,388	$53,000
Less current portion	(2,625)	(—)

Term loans, long-term portion	$44,763	$53,000

Mortgage dated February 8, 1999; monthly principal and interest payments of $7 with interest of 6.5%; unpaid principal and accrued interest due March 1, 2029; collateralized by land and building	$947	$953
Less current portion	(23)	(23)

Mortgage debt, long-term portion	$924	$930

Total debt	$48,335	$53,953
Less current portion	(2,648)	(23)

Total debt, long-term portion	$45,687	$53,930

Note 9 — Convertible Debt
In April 2006, we issued $57,500,000 in aggregate principal amount of 4.00% Convertible Senior Notes due 2013 with net proceeds to the Company of $53,700,000 after deducting $3,800,000 of underwriting discounts, commissions, fees and other expenses. The Company recognized these deductions as prepaid debt issuance costs which are included in other assets and deposits on the Consolidated Balance Sheet. An over-allotment option was exercised and the issuance of the notes from the over-allotment resulted in a beneficial conversion feature of $875,000, which was recognized as deferred financing charges and is amortized to interest expense over the seven-year term of the notes. The balance of the convertible senior notes is shown net of the unamortized deferred financing charges related to the beneficial conversion feature. Convertible debt components are as follows:

	As of
	December 31,	September 30,
	2008	2008
	(Unaudited)	(Audited)
	(Thousands)
Convertible senior notes	$57,500	$57,500
Less unamortized deferred financing charges	(539)	(571)

Long-term convertible debt to stockholders	$56,961	$56,929

Prepaid debt issuance costs on convertible senior notes	$2,301	$2,435
Upon achievement of the conversion criteria, the notes may be converted into 14,332,002 shares of common stock.
Note 10 — Commitments and Contingencies
Employment Agreements
During December 2008, the Company executed amended and restated employment agreements with certain officers. In combination with other existing employment agreements with the Company’s officers, the expirations range from April 2009 through December 2011, subject to automatic one-year renewal terms, for some agreements, unless either the Company or the officer gives timely written notice of termination prior to the end of the term. The employment agreements set forth annual salaries to the officers that range from $171,000 to $419,000, subject to discretionary increases and performance criteria. Certain of the employment agreements also provide for severance payments upon termination or non-renewal other than for cause ranging from salary for the remaining term of the agreement to two years of salary and a specified bonus. As of December 31, 2008, the Company’s total estimated future obligations under employment agreements for the twelve months ending December 31, 2009 is $1,488,000, assuming the officers’ employment agreements are not terminated prior to the end of the twelve-month period.

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

	As of
	December 31,	September 30,
	2008	2008
	(Unaudited)	(Audited)
	(Thousands)
MMBTU’s under fixed priced contracts	973	3,036
MMBTU’s under index priced contracts	—	—

Total MMBTU’s under contracts	973	3,036

Commitments to purchase natural gas	$10,850	$34,505
Weighted average rate per MMBTU based on the fixed rates and the indexes applicable to each contract	$11.15	$11.37
We are required to make additional prepayments under these purchase contracts in the event that market prices fall below the purchase prices in the contracts. All prepayments against natural gas contracts were reflected within the balance of raw material inventory due to the specific performance requirement of the natural gas delivery commitment. Due to the quantity of natural gas committed to be purchased as noted above, no additional contracts were entered into subsequent to December 31, 2008. Refer to Note 6 to the Consolidated Financial Statements for more information.
Development Cost Sharing and Equity Option Agreement
On May 25, 2007, the Company entered into a development cost sharing and equity option agreement with Peabody Venture Fund, LLC (“PVF”). Under the agreement, PVF agreed to fund the lesser of $10.0 million or 20% of the development costs for our proposed conversion project at the East Dubuque Plant. In consideration for PVF’s payment of development costs, we granted PVF an option to purchase up to 20% of the equity interest in the project for a purchase price equal to 20% of the equity contributions made to the project at the closing of the project financing, less the amount of development costs paid by PVF as of such time. Through September 30, 2007, the net proceeds from PVF under this agreement were $8,799,000, which was recorded as an advance for equity investment on the Consolidated Balance Sheets. In the first quarter of fiscal 2008, a partial reimbursement to PVF of $907,000 occurred bringing the net total received to $7,892,000. In the first quarter of fiscal 2008, the Company’s Board of Directors decided to suspend development of the conversion of the East Dubuque Plant. However, neither the Company nor PVF have terminated the Equity Option Agreement, and as such, the liability for the advance for equity investment remains on the Consolidated Balance Sheet as of December 31, 2008.
Operating Leases
The Company’s executive offices are located in Los Angeles, California under a non-cancelable operating lease which expires in June 2010. The Company’s other principal office space in Denver, Colorado is leased under a non-cancelable operating lease, which expires on October 31, 2009, with a renewal option for an additional five years. REMC leases a portion of a storage facility from a third party under which REMC pays both a fixed rent component and variable rent component based on the amount of storage volume used. The Company also has various operating leases, which expire through March 2014. Total lease expense for the three months ended December 31, 2008 and 2007 was approximately $355,000 and $246,000, respectively. The Company did not enter into any new operating lease agreements, or change the terms or terminate any current operating lease agreements during the quarter ended December 31, 2008.

Retirement Plans
On January 1, 1998, the Company established a 401(k) plan. Employees who are at least 18 years of age are eligible to participate in the plan and share in the employer matching contribution. The Company is currently matching 75% of the first 6% of the participant’s salary deferrals. In addition, all participants who have completed 1,000 hours of service and who are employed on the last day of the plan year are eligible to share in the non-matching employer contributions. Employer matching and non-matching contributions vest immediately in years in which the plan is not top heavy. During years in which the plan is top heavy, employer matching and non-matching contributions vest 100% after three years of service. The Company contributed $137,000 and $178,000 to the plan for the quarters ended December 31, 2008 and 2007.
Litigation
In the normal course of business, the Company is party to litigation from time to time. The Company maintains insurance to cover certain actions and believes that resolution of such litigation will not have a material adverse effect on the Company.
Note 11 — Stockholders’ Equity
During the three months ended December 31, 2008, there were no exercises of stock options or warrants. The Company issued 158,000 shares of common stock in settlement of restricted stock units (“RSU’s”) which vested during these periods.
During February 2008, the Company sold 400,000 shares of restricted common stock to an individual professional services provider for cash of $2,000 and notes receivable of $606,000. Continued ownership of the stock was subject to the service provider having met specified performance milestones by December 31, 2008. During the first quarter of fiscal 2009, the service provider informed us that the specified performance milestones would not be achieved. In December 2008, the Company repurchased all 400,000 shares for the price at which the shares had been sold. The Company accounted for the repurchase under EITF Issue No. 96-18, “Accounting for Equity Instruments that are issued to other than employees for Acquiring, or in Conjunction with Selling, Goods or Services” resulting in the reversal of $380,000 of previously recognized marketing expense, a corresponding reversal of the accrued liability under Restricted Stock Awards, the reversal of the contra-equity notes receivable and the reversal of associated common stock and additional paid in capital.
Subsequent to December 31, 2008, the Company entered into the Amendment and Waiver which granted to Credit Suisse Management LLC, SOLA LTD and Solus Core Opportunities Master Fund Ltd warrants to purchase 4,993,379 shares of the Company’s common stock. Refer to Note 8 to the Consolidated Financial Statements for more information.
Note 12 — Accounting for Stock Based Compensation
SFAS 123(R) requires all share-based payments, including grants of stock options, to be recognized in the statement of operations as an operating expense, based on their fair values at the time of the grant. The Company elected to utilize the modified-prospective transition method as permitted by SFAS 123(R). Under this transition method, stock based compensation expense for all fiscal periods subsequent to the adoption of SFAS 123(R) includes compensation expense for all stock based compensation awards granted subsequent to September 30, 2005, based on estimated grant-date fair value. In accordance with the modified-prospective transition method of SFAS 123(R), results for prior periods have not been restated. Stock options granted by the Company prior to those granted on July 14, 2006 were typically fully-vested at the time of grant and all outstanding and unexercised options were fully vested as of October 1, 2005. Stock options granted subsequent to July 14, 2006, generally vest over three years. As a result, compensation expense recorded during the period includes amortization related to grants made during the period as well as amortization of prior grants. Most grants have graded vesting provisions pursuant to which an equal number of shares vest on each anniversary of the grant date. The Company allocates the total compensation cost on a straight-line attribution method over the requisite service period. Most grants vest upon the fulfillment of service conditions and have no performance-based vesting condition. Certain grants of warrants and restricted stock units include vesting provisions under which vesting is determined by the performance of the Company’s shares. Stock based compensation expense that the Company records is included in selling, general and administrative expenses. There was no tax benefit from recording this non-cash expense as such benefits will be recorded upon utilization of the Company’s net operating losses.

Charges associated with all equity-based grants during the first quarter of fiscal 2009 and 2008 were recorded as follows:

	For the Three Months Ended December 31,
	2008	2007
	(Unaudited)
Compensation expense	$987	$1,022
Board compensation expense	77	97
Consulting expense	21	31

Total expense	$1,085	$1,150

Compensation expense under FAS 123(R)	$1,064	$1,119
Reduction to both basic and diluted earnings per share from compensation expense	$0.006	$0.007
The Company uses the Black-Scholes option pricing model to determine the fair value of options. The fair value of options at the date of grant and the assumptions utilized to determine such values are indicated in the following table:

	For the Three Months Ended December 31,
	2008 (1)	2007 (1)
	(Unaudited)
Risk-free interest rate	2.86% - 3.42%	3.54%
Expected volatility	73.0%	56.0%
Expected life (in years) (2)	6.0 - 8.0	5.0
Dividend yield	0.0%	0.0%
Forfeiture rate (3)	0.0%	0.0%

(1)
For both quarters ended December 31, 2008 and 2007, there was one grant of stock options in each quarter. Certain assumptions required a different value for each vesting. For the other assumptions, single values were established.

(2)
Since adopting SFAS No. 123(R), we have used the simplified method for estimating the term of the share grants where the expected term was calculated as one-half of the sum of the vesting term and the original contractual term. According to the provisions in SFAS No. 123(R) and SAB 107 recommendations, the simplified method for calculation of the terms for share grants after December 31, 2007 is not expected to be used. For grants made after December 31, 2007 we changed the methodology and the expected term of the grant is estimated based on our historical exercise experience.

(3)
Beginning in fiscal 2008, the Company included a forfeiture component in the pricing model on equity grants to certain employees. This forfeiture component was considered to be not applicable to the options granted in the first quarter of fiscal 2009.

The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of our stock options. The Company used the stock prices over the last 54 months to estimate expected stock price volatility. The Company estimated the expected life of stock options based upon the vesting schedule and the term of the option grant. Based on historical experience, stock option forfeitures have been minimal and therefore, the Company does not include a forfeiture component in the pricing model.
Stock Options
New grants of stock options are authorized by the Board of Directors or its Compensation Committee and in the first three months of fiscal 2009 were as follows:
•
The Company issued options to purchase 10,000 shares to a new employee, with a three year vesting provision, a ten year term from the grant date and an exercise price of $0.71 per share. These options were valued at $5,000 using the Black-Scholes option-pricing model which resulted in a charge to selling, general and administrative expenses.

During the first quarters of fiscal 2009 and 2008, charges associated with all stock option grants were recorded as follows:

	For the Three Months Ended December 31,
	2008	2007
	(Unaudited)
Compensation expense	$176	$234
Board compensation expense	17	38
Consulting expense	21	31

Total expense	$214	$303

Compensation expense under FAS 123(R)	$193	$272
Reduction to both basic and diluted earnings per share from compensation expense	$0.001	$0.001
Option transactions during the three months ended December 31, 2008 are summarized as follows:

		Weighted
		Average	Aggregate
	Number of	Exercise	Intrinsic
	Shares	Price	Value
Outstanding at September 30, 2008	3,726,000	$2.82
Granted (1)	10,000	0.71
Exercised (1)	—	—
Canceled / Expired (1)	(144,000)	2.99

Outstanding at December 31, 2008 (1)	3,592,000	$2.81	$0

Shares expected to vest after December 31, 2008 (1)	629,000	$2.77	$0
Options exercisable at December 31, 2008 (1)	2,963,000	$2.81	$0
Weighted average fair value of options granted during fiscal 2009 (1)		$0.50

(1)	Unaudited.
The aggregate intrinsic value was calculated based on the difference between the $0.68 price of the Company’s common stock on December 31, 2008 and the exercise price of the outstanding options multiplied by the number of outstanding options as of December 31, 2008. The total intrinsic value of options exercised was $0 for both the three months ended December 31, 2008 and 2007.
As of December 31, 2008, there was $571,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements from previously granted stock options. That cost is expected to be recognized over a weighted-average period of 1.0 year.
The following information summarizes stock options outstanding and exercisable at December 31, 2008:

	Outstanding			Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual Life	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	in Years	Price	Exercisable	Price
		(Unaudited)
$0.71-$0.94	285,000	0.87	$0.93	275,000	$0.94
$1.06-$1.14	75,000	0.77	1.12	75,000	1.12
$1.33-$1.76	585,000	4.55	1.48	320,000	1.49
$1.85	170,000	1.54	1.85	170,000	1.85
$2.22-$2.68	1,015,000	1.49	2.52	955,000	2.54
$3.35-$3.81	165,000	5.07	3.66	132,000	3.63
$4.00-$4.48	1,297,000	6.00	4.16	1,036,000	4.16

$0.71-$4.48	3,592,000	3.72	$2.81	2,963,000	$2.81

Warrants
The Board of Directors did not authorize any new grants of warrants to purchase common stock in the first three months of fiscal 2009. For the three months ended December 31, 2008, the Company did not record any expense related to amortization of previously granted warrants. Warrant transactions during the three months ended December 31, 2008 are summarized as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price
	(Unaudited)
Outstanding at September 30, 2008	11,343,000	$2.30
Granted (1)	—	—
Exercised (1)	(—)	—
Canceled / Expired (1)	(—)	—

Outstanding at December 31, 2008 (1)	11,343,000	$2.30

Warrants exercisable at December 31, 2008 (1)	11,343,000	$2.30
Weighted average fair value of warrants granted during fiscal 2009 (1)	—	—

(1)	Unaudited.
Subsequent to December 31, 2008, the terms of previously granted warrants were amended. The warrants were originally granted in fiscal 2005 to East Cliff Advisors, LLC, an entity controlled by the Company’s President and Chief Executive Officer, D. Hunt Ramsbottom. The original warrants include 2,082,500 shares that are vested and 1,050,000 shares that are not vested. East Cliff Advisors assigned 262,500 warrants to a third party and continues to hold 787,500 warrants. In January 2009, the vesting terms and expiration for the warrants held by East Cliff Advisors, LLC were amended. As amended, with respect to the unvested warrants representing 787,500 shares, half of these warrants will vest upon the earlier of Rentech’s stock price reaching $5.25 or higher for 12 consecutive trading days or December 31, 2011, in either case as long as Mr. Ramsbottom is still an employee of the Company. The expiration date for this half of the warrants was extended from August 4, 2010 to December 31, 2012. The other 393,750 warrants will vest upon Rentech’s stock price reaching $5.25 or higher for 12 consecutive trading days, but their expiration date, and the expiration date of the original vested 2,082,500 warrants were extended from August 4, 2010 to the earlier of 90 days after Mr. Ramsbottom ceases to be employed by the Company or December 31, 2011. The exercise price of each of the warrants remained at $1.82 per share.
In accordance with the provisions of SFAS 123(R), the changes in terms to the vested warrants were evaluated using the Black-Scholes option-pricing model, however, no additional compensation expense will be recognized since the amount of compensation expense previously recognized on the original warrant exceeds the value calculated under the amendment. Management is evaluating the impact of the change in terms of the unvested warrants which will impact the second quarter of fiscal 2009.
The following information summarizes warrants outstanding and exercisable at December 31, 2008:

	Outstanding			Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual Life	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	in Years	Price	Exercisable	Price
		(Unaudited)
$0.57	1,250,000	4.25	$0.57	1,250,000	$0.57
$1.14	50,000	0.71	1.14	50,000	1.14
$1.82 (1)	2,083,000	1.59	1.82	2,083,000	1.82
$2.00	2,942,000	1.27	2.00	2,942,000	2.00
$2.41	1,000,000	5.03	2.41	1,000,000	2.41
$3.28	4,018,000	3.32	3.28	4,018,000	3.28

$0.57-$3.28	11,343,000	2.71	$2.30	11,343,000	$2.30

(1)
Includes 2,083,000 shares underlying the warrants issued to East Cliff Advisors, LLC that were accounted for under SFAS 123(R). The aggregate intrinsic value of these shares was approximately $0 at December 31, 2008 since the Company’s stock price of $0.68 was lower than the exercise price of the warrants.

Restricted Stock Units and Performance Share Awards
The fair value for RSU’s and performance share awards is determined based on the closing market price of the Company’s common stock on the date preceding the date of the grant. The fair value for the absolute share price performance awards is reduced by a probability factor due to uncertainty regarding future share price performance. Compensation expense incurred is amortized ratably on a straight line basis over the requisite service period and charged to selling, general and administrative expense with a corresponding increase to additional paid in capital.
New grants of restricted stock units (“RSU’s”) and performance share awards are authorized by the Board of Directors or its Compensation Committee and in the first three months of fiscal 2009 were as follows:
•
During the first quarter of fiscal 2009, the Company issued RSU’s to a new officer for 325,000 shares, with a three year vesting provision. These RSU’s were valued at $202,000. Also during the first quarter of 2009, the officer was granted 110,000 performance share awards including approximately 55,000 shares under the Absolute Price Performance award and approximately 55,000 shares under the Total Shareholder Return Performance award which were valued at $51,000. Expenses under FAS 123(R) related to these grants will be charged to selling, general and administrative expenses commencing in the second quarter of fiscal 2009.

•	The Company issued RSU’s to an employee for 10,000 shares, with a three year vesting provision. These RSU’s were valued at $7,000 with amortization beginning in the first quarter of fiscal 2009.
During the first quarters of fiscal 2009 and 2008, charges associated with all RSU’s and performance share awards were recorded as follows:

	For the Three Months Ended December 31,
	2008	2007
	(Unaudited)
Compensation expense	$811	$788
Board compensation expense	60	59
Consulting expense	—	—

Total expense	$871	$847

Compensation expense under FAS 123(R)	$871	$847
Reduction to both basic and diluted earnings per share from compensation expense	$0.005	$0.005
RSU transactions during the three months ended December 31, 2008 are summarized as follows:

Number of
Shares
Outstanding at September 30, 2008	2,797,000
Granted (1)	445,000
Vested and Settled in Shares (1)	(158,000)
Vested and Surrendered for Withholding Taxes Payable (1)	(35,000)
Canceled / Expired (1)	(96,000)

Outstanding at December 31, 2008 (1)	2,953,000

RSU’s vested at December 31, 2008 (1)	1,903,000

(1)	Unaudited.
As of December 31, 2008, there was $3,076,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements from previously granted RSU’s. That cost is expected to be recognized over a weighted-average period of 2.1 years.

Note 13 — Income Taxes
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
As a result of this review, the Company discovered that there were certain deferred tax assets that were not properly stated. The gross and net deferred tax assets did not change as a result of the review, but a reclassification was necessary to properly reflect the values of the different components of deferred tax assets. As of October 1, 2007, the date of adoption of FIN 48, and after accounting for the adjustments noted above, the Company’s uncertain tax benefits totaled approximately $1.5 million. The change to the amount of uncertain tax benefits for the year ended September 30, 2008 was $339,000. In addition, a reserve was set up for potential IRS Section 382 limitations that would result in the forfeiture of $2.3 million of research and development credit carryforward, $890,000 of capital loss carryforward and $2.4 million of the net operating loss carryforward. Approximately $1.2 million of the uncertain tax benefits was reported as a reduction of the Company’s deferred tax asset for its net operating loss. During the first quarter of fiscal 2009, there were no changes to these uncertain tax positions.
The Company and its subsidiaries are subject to the following material taxing jurisdictions: U.S. federal, California, Colorado and Illinois. The tax periods that remain open to examination by the U.S. federal jurisdiction cover our fiscal years ending September 30, 2005 through 2008; the tax periods that remain open to examination by the California, Colorado and Illinois jurisdictions cover our fiscal years ending September 30, 2004 through 2008.
The Company’s policy is to recognize interest and penalties related to uncertain tax benefits in income tax expense. As of October 1, 2007 and September 30, 2008, the Company has not accrued any interest related to uncertain tax positions as a result of the Company’s net operating loss carryforward position. As of December 31, 2008 and September 30, 2008, the Company has not accrued any penalties related to uncertain tax positions.

Note 14 — Segment Information
The Company operates in two business segments as follows:
•	Nitrogen products manufacturing-The Company manufactures a variety of nitrogen fertilizer and industrial products.

•	Alternative fuels-The Company develops and markets processes for conversion of low-value, carbon-bearing solids or gases into valuable hydrocarbons.
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

	For the Three Months Ended
	December 31,
	2008	2007
	(Unaudited)
	(Thousands)
Revenues (1)
Nitrogen products manufacturing	$50,046	$46,893
Alternative fuels (2)	31	567

Total revenues	$50,077	$47,460

Operating (loss) income
Nitrogen products manufacturing (2)	$8,683	$8,775
Alternative fuels	(10,782)	(32,202)

Total operating loss	$(2,099)	$(23,427)

Depreciation and amortization
Nitrogen products manufacturing (3)	$962	$1,508
Alternative fuels	301	231

Total depreciation and amortization	$1,263	$1,739

Interest expense
Nitrogen products manufacturing	$1,978	$22
Alternative fuels	409	737

Total interest expense	$2,387	$759

Significant non-cash transactions (4)
Nitrogen products manufacturing	$10,115	$82
Alternative fuels	705	10,177

Total significant non-cash transactions	$10,820	$10,259

Expenditures for additions of long-lived assets
Nitrogen products manufacturing	$2,319	$1,267
Alternative fuels	1,186	9,905

Total expenditures for additions of long lived assets	$3,505	$11,172

Net (loss) income from continuing operations
Nitrogen products manufacturing (1)	$6,747	$9,107
Alternative fuels (1)	(11,081)	(32,544)

Total net loss from continuing operations	$(4,334)	$(23,437)

(1)	The revenues shown were all from external customers.

(2)	The amounts presented do not include an inter-segment transaction for management fees of $625,000 for each period.

(3)	Depreciation for nitrogen products manufacturing includes depreciation on plant machinery charged to cost of sales.

(4)
Significant non-cash transactions include the write down of inventory to market, loss on impairment, compensation and consulting expenses under SFAS 123(R), non-cash marketing expense and bad debt expense. Depreciation and amortization is separately disclosed in the table.

	As of
	December 31,	September 30,
	2008	2008
	(Unaudited)	(Audited)
	(Thousands)
Total assets
Nitrogen products manufacturing	$164,762	$210,548
Alternative fuels	39,960	46,092

Total assets	$204,722	$256,640

Note 15 — Subsequent Events
On January 14, 2009, the Company entered into the Amendment and Waiver to the Senior Credit Agreement with Credit Suisse. For more information, refer to Note 8 to the Consolidated Financial Statements.
Subsequent to December 31, 2008, the terms of warrants to purchase common stock previously granted in fiscal 2005 to East Cliff Advisors, LLC, an entity controlled by the Company’s President and Chief Executive Officer, were amended. Refer to Note 12 to the Consolidated Financial Statements for more information.
On January 19, 2009, the Company announced that Eileen Ney was hired to serve as the Chief Accounting Officer of Rentech. In her role, Ms. Ney has been designated the Principal Accounting Officer of Rentech.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
Certain information included in this report contains, and other reports or materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company or its management) contain or will contain, “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, Section 27A of the Securities Act of 1933, as amended, and pursuant to the Private Securities Litigation Reform Act of 1995. The forward-looking statements may relate to financial results and plans for future business activities, and are thus prospective. The forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by the forward-looking statements. They can be identified by the use of terminology such as “may,” “will,” “expect,” “believe,” “intend,” “plan,” “estimate,” “anticipate,” “should” and other comparable terms or the negative of them. You are cautioned that, while forward-looking statements reflect our good faith belief and best judgment based upon current information, they are not guarantees of future performance and are subject to known and unknown risks and uncertainties. Factors that could affect Rentech’s results include the risk factors detailed in “Part II. Other Information-Item 1A. Risk Factors” below, “Part I, — Item 1A, Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 and from time to time in the Company’s other periodic reports and registration statements filed with the Securities and Exchange Commission. Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995, and thus are current only as of the date made. Other factors that could cause actual results to differ from those reflected in the forward-looking statements include dangers associated with facilities construction and operation of gas processing plants like those using the Rentech Process, risks inherent in making investments and conducting business in foreign countries, protection of intellectual property rights, competition, and other risks described in this report. We undertake no responsibility to update any of the forward-looking statements after the date of this report to conform them to actual results.
As used in this Quarterly Report on Form 10-Q, the terms “Rentech,” “we,” “our,” “us” and “the Company” mean Rentech, Inc., a Colorado corporation and its subsidiaries, unless the context indicates otherwise.
OVERVIEW OF OUR BUSINESSES
The goal of Rentech is to be a global provider of clean energy solutions. Incorporated in 1981, the Company is pursuing the worldwide deployment of the Rentech Process by both licensing and project development of facilities to produce synthetic fuels and chemicals from renewable and fossil feedstocks. During the Company’s nearly 30-year history, Rentech and its licensees have successfully applied the Rentech Process in facilities that range in size from pilot scale to 235 barrels per day of synthetic fuels and chemicals production.
The Rentech Process, based on FT chemistry, is a patented and proprietary technology that efficiently and economically converts syngas, which can be manufactured from a wide variety of waste, biomass and fossil resources, into hydrocarbons. These hydrocarbons can be processed and upgraded into ultra-clean synthetic fuels such as military and commercial jet fuels and ultra low sulfur diesel, as well as specialty waxes and chemicals. Fuels produced from the Rentech Process are significantly cleaner than those available today from petroleum refining and have lower emissions of all regulated pollutants, including nitrogen oxides, sulfur oxides and particulate matter.
We are developing pioneer commercial scale synthetic fuels and chemicals projects using the Rentech Process in the United States because we think they will increase stockholder value and competitive opportunities. As such, we are working on a number of commercial opportunities from standalone biomass, fossil-fed and a combination of biomass and fossil-fed commercial scale synthetic fuels and chemicals projects. We are also working on a few early-stage renewable projects as well as several fossil projects, including a proposed approximately 30,000 barrels per day synthetic fuels and chemicals facility near Natchez, Mississippi.
We have constructed and operate a PDU located in Commerce City, Colorado which we believe is the only operating synthetic transportation fuels facility in the United States. We have produced thousands of gallons of ultra-clean synthetic fuels including military jet fuel, commercial Jet A and Jet A-1 and ultra low sulfur diesel at the PDU. We have shipped samples of our products for testing to potential customers, and we have sold larger quantities of our products for more extensive testing in turbine engines.

Our principal research and development efforts at our laboratory are focused on further reducing the cost of catalyst per barrel of output. These technology activities are centered at the PDU, where we have skilled technical, engineering and operating teams that work on development and testing. The laboratory contains equipment and support facilities that provide us with resources for the continued development and testing of the Rentech Process as well as complementary technologies for additional applications and performance enhancements. We continue to advance our technology, with a goal of reducing operating and capital costs.
We own a natural gas-based nitrogen fertilizer manufacturing plant, Rentech Energy Midwest Corporation, which we acquired in April 2006. REMC, located in East Dubuque, Illinois, manufactures and sells nitrogen fertilizer products within the corn-belt region that are currently in high demand by the American farmer and industrial users. These products are critical in the production of corn and other coarse grains. From time to time, we consider opportunities to enhance the efficiency of the plant to further capitalize on the strong demand for fertilizer in the corn-belt region. As our primary strategy is focused on synthetic fuels, we do not currently intend to develop or buy new fertilizer-only plants, although fertilizer may be a co-product in future plants.
Our Company executive offices are located at 10877 Wilshire Blvd., Suite 710, Los Angeles CA 90024. Our telephone number is (310) 571-9800. The internet address for our website is www.rentechinc.com.
OVERVIEW OF FINANCIAL CONDITION, LIQUIDITY, AND RESULTS OF OPERATIONS
During fiscal year 2008 we funded our operations primarily from cash flow from REMC operations, debt issuances and equity offerings. Based on current market conditions, we believe that REMC will be able to fund its operations from its cash flow for fiscal year 2009. We currently expect Rentech’s non-REMC operations will need additional funds to provide for their liquidity needs for the current fiscal year, and we believe that those funds can be provided by operating cash flow from REMC. Our lenders have agreed to modify certain covenants in the Senior Credit Agreement, including the covenant that required REMC to prepay indebtedness in amounts equal to any distributions or loans it makes to Rentech. These covenant modifications were essential to our forecast that we can meet our consolidated liquidity needs for the fiscal year from operating cash flow.
Our principal short-term needs for liquidity are to fund working capital and to pay for research and development of the Rentech Process, operation of the PDU, operation of the East Dubuque Plant (including working capital needs resulting from seasonal fluctuations in its cash flow and changes in commodity pricing) and short-term costs for continued development of commercial projects, including our Natchez Project. Our principal long-term needs for liquidity are to fund development, construction and operation of commercial projects. We will require substantial amounts of capital that we do not now have to fund our long-term liquidity requirements. In addition, if REMC’s performance for the year were to fall significantly below our expectations, we may need additional capital for our short-term needs.
During fiscal 2008 we completed construction of our PDU facility and, near the end of fiscal year 2008, we took steps to reduce our operating expenses and our selling, general and administrative expenses. With the reduction in the level of our expenses and the modifications to the Senior Credit Agreement, and based on current market conditions, we believe that cash from the operations of REMC will fund Rentech’s consolidated liquidity requirements for the fiscal year. However, we cannot assure you that REMC’s cash flow for the fiscal year will achieve the level we currently expect. Our failure to raise additional capital when needed would have a material adverse effect on our results of operations, liquidity and cash flows and our ability to execute our business plan.
For further information concerning our potential financing needs and related risks, see Liquidity and Capital Resources and Item 1A-Risk Factors of Part II-Other Information within this report and within our Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates and assumptions relate to: revenue recognition, inventories, construction in progress assets, the valuation of financial instruments, long-lived assets and intangible assets, stock based compensation and the realization of deferred income taxes. Actual amounts could differ significantly from these estimates.
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
Certain product sales occur under product pre-sale contracts which require payment in advance of delivery. The Company records deferred revenue upon execution of product pre-sale contracts, which create obligations for delivery of product within a specified period of time in the future. The Company also records a product pre-sale contract receivable upon execution of the contract to the extent that the related cash payments have not been received. The Company recognizes revenue related to the product pre-sale contracts and relieves the deferred revenue when products are shipped. A significant portion of the revenue recognized during any period may be related to pre-sale contracts, for which some or all of the cash may have been collected during an earlier period, with the result that a significant portion of revenue recognized during a period may not generate cash receipts during that or future periods.
Natural gas, though not purchased for the purpose of resale, occasionally is sold under certain circumstances. Natural gas is sold when contracted quantities received are in excess of production and storage capacities, in which case the sales proceeds are recorded in product sales and the related cost is recorded in cost of sales. Natural gas is also sold with a simultaneous gas purchase in order to realize a benefit that reduces raw material cost, in which case the net of the sales proceeds and the related cost of sales are recorded within cost of sales.
Technical service revenues from our alternative fuels segment are recognized as the services are provided during each month. Revenues from feasibility studies are recognized based on the terms of the services contract.
Rental income from our alternative fuels segment is recognized monthly as per the lease agreement, and is included in the alternative fuels segment as a part of service revenues.
Inventories. Our inventory is stated at the lower of cost or estimated net realizable value. The cost of inventories is determined using the first-in first-out method. We perform an analysis on at least a quarterly basis of our inventory balances to determine if the carrying amount of inventories exceeds their net realizable value. The analysis of estimated net realizable value is based on customer orders, market trends and historical pricing. If the carrying amount exceeds the estimated net realizable value, the carrying amount is reduced to the estimated net realizable value. We allocate fixed production overhead costs based on the normal capacity of our production facilities. For more information, refer to Note 6 to the Consolidated Financial Statements.
Construction in Progress Assets. We capitalize the following as construction in progress assets: project development costs after a project has completed the scoping phase and enters the feasibility phase; a portion of the interest expense that we incur on our debt until the asset is placed in service; and costs for improvements to the existing machinery and equipment at our East Dubuque Plant. We do not depreciate construction in progress costs until the underlying assets are placed into service. For more information, refer to Note 7 to the Consolidated Financial Statements. Research and development costs incurred to develop and refine certain technologies employed in each respective operating segment are expensed and not capitalized.

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
Stock Based Compensation. We adhere to the provisions of SFAS 123(R) using the modified-prospective transition method. Under this method, all stock based compensation awards granted subsequent to September 30, 2005 are included in compensation expense based on grant-date fair value estimated in accordance with the provisions of SFAS 123(R) and the recommendations of SAB 107. We use the Black-Scholes valuation model to value the equity instruments issued. The Black-Scholes valuation model uses assumptions of expected volatility, risk-free interest rates, the expected term of options granted, expected rates of dividends and forfeitures. Management determines these assumptions by reviewing current market rates, making industry comparisons and reviewing conditions relevant to our Company. Refer to Note 12 to the Consolidated Financial Statements for more information.
Deferred Income Taxes. We have provided a full valuation reserve related to our substantial deferred tax assets. In the future, if sufficient evidence of our ability to generate future taxable income in certain tax jurisdictions becomes apparent, we may be required to reduce this valuation allowance, resulting in income tax benefits in our Consolidated Statement of Operations. We evaluate our ability to utilize the deferred tax assets annually and assess the need for the valuation allowance. Refer to Note 13 to the Consolidated Financial Statements.

RESULTS OF OPERATIONS
More detailed information about our consolidated financial statements is provided in the following portions of this section. The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto as presented in this report and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008.
Selected Business Segment Information
The revenue and operating income (loss) amounts in this report are presented in accordance with accounting principles generally accepted in the United States of America. Segment information appearing in Note 14 of the Notes to the Consolidated Financial Statements is presented in accordance with SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.”
The following table provides revenues, operating income (loss) from operations and net income (loss) from continuing operations by each of our business segments for the three months ended December 31, 2008 and 2007. More complete details about the results of operations of our business segments are set forth later in this report under the section heading “Three Months Ended December 31, 2008 Compared to Three Months Ended December 31, 2007”.

	For the Three Months Ended
	December 31,
	2008	2007
	(Thousands)
Revenues:
Nitrogen products manufacturing	$50,046	$46,893
Alternative fuels	31	567

Total revenues	$50,077	$47,460

Operating (loss) income:
Nitrogen products manufacturing	$8,683	$8,775
Alternative fuels	(10,782)	(32,202)

Total operating loss	$(2,099)	$(23,427)

Net (loss) income from continuing operations before income taxes:
Nitrogen products manufacturing	$6,747	$9,107
Alternative fuels	(11,081)	(32,544)

Total net loss from continuing operations before income taxes	$(4,334)	$(23,437)

Comparison of Changes between Periods
The following table sets forth, for the three months ended December 31, 2008 and 2007, a comparison of changes between the periods in the components of our Consolidated Statements of Operations from continuing operations:

	For the Three Months Ended December 31,
	2008	2007
Net Sales by Category
Nitrogen products manufacturing	99.9%	98.8%
Technical services	—%	1.1%
Rental income	0.1%	0.1%

Total net sales	100.0%	100.0%

Gross Profit by Category
Nitrogen products manufacturing	19.2%	20.9%
Technical services	—%	80.1%
Rental income	100.0%	100.0%
Total gross profit percentage	19.3%	21.7%

Income Statement Components as a Percentage of Consolidated Net Sales from Continuing Operations

Operating Expenses
Selling, general and administrative	11.9%	18.6%
Depreciation and amortization	0.7%	0.5%
Research and development	10.9%	33.7%
Loss on impairment	—%	18.2%

Total operating expenses	23.5%	71.0%

Loss from Operations	(4.2)%	(49.4)%

Other Income (Expenses)
Interest and dividend income	0.5%	1.6%
Interest expense	(4.8)%	(1.6)%
Other income	(0.1)%	—%

Total other income (expense)	(4.4)%	—%

Net Loss from Continuing Operations before Taxes	(8.6)%	(49.4)%

Income tax expense	—%	—%

Net Loss from Continuing Operations	(8.6)%	(49.4)%

THREE MONTHS ENDED DECEMBER 31, 2008 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2007:
Continuing Operations
Revenues

	For the Three Months Ended
	December 31,
	2008	2007
	(Thousands)
Revenues:
Nitrogen products manufacturing	$50,046	$46,893

Total product revenues	50,046	46,893

Technical services	—	529
Rental income	31	38

Total services revenues	31	567

Total revenues	$50,077	$47,460

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
Product sales for the three months ended December 31, 2008 were $50,046,000 which included $1,357,000 of revenue derived from natural gas sales. Product sales during the three months ended December 31, 2007 were $46,893,000 which included $518,000 of revenue from natural gas sales. The increase in sales in the current quarter compared to the same quarter in the prior year was due to substantial increases in market prices, which more than compensated for a decrease in tonnage delivered. For the first quarter of the current fiscal year as compared with the prior fiscal year, the average sales price per ton increased by 43% for urea ammonium nitrate solutions and 55% for anhydrous ammonia. These two products comprised approximately 86% and 90% of the product sales for the three months ended December 31, 2008 and 2007, respectively. For the first quarter of the current fiscal year as compared with the prior fiscal year, the tonnage shipped decreased by 36% for urea ammonium nitrate solutions and 44% for anhydrous ammonia. During this period last year, we had record shipments due to industry expectations of an increase in product prices. During the first quarter of this year, there was a reduction in fall fertilizer application due to rainy fall weather and following a rain-delayed planting and harvesting cycle for 2008. The combined impact was a marked decrease in the volume shipped in the first quarter of fiscal 2009. We believe that the reduction in shipments in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008 is a result of weather and the timing of seasonal fertilizer applications and does not represent a trend indicative of results for the remaining quarters of fiscal 2009. We believe that fundamental factors such as forecast corn acreage and pent-up demand for nitrogen fertilizer due to the weather-interrupted fall applications indicate strong demand for nitrogen fertilizer products in the spring 2009 planting season.
Technical Services. Technical service revenues are from technical services related to the Rentech Process provided by the scientists and technicians who staff our development and testing laboratory, and are included in our alternative fuels segment. The revenue earned from technical services during the three months ended December 31, 2007 was for progress billing from work performed under contracts. There were no such billings during the three months ended December 31, 2008.
Rental Income. Rental income is derived by leasing part of one of our buildings to a tenant. Rental income from this tenant contributed $31,000 in revenue during the three months ended December 31, 2008 as compared to $38,000 during the three months ended December 31, 2007. Rental income is included in our alternative fuels segment because the rental income is generated from a building used by some of our research and development employees, which is part of the alternative fuels segment.

Cost of Sales

	For the Three Months Ended
	December 31,
	2008	2007
	(Thousands)
Cost of sales:
Nitrogen products manufacturing excluding write down of inventory to market	$30,301	$36,995
Write down of inventory to market	10,115	82

Total nitrogen products manufacturing	$40,416	$37,077
Technical services	—	105

Total cost of sales	$40,416	$37,182

Nitrogen Products Manufacturing. Cost of sales for our nitrogen products manufacturing segment was $40,416,000 for the three months ended December 31, 2008, which included $10,115,000 of costs associated with write-downs of natural gas inventory to market and $3,243,000 of natural gas sales, respectively. Comparatively, cost of sales was $37,077,000 for the three months ended December 31, 2007, which included $82,000 and $568,000 of costs associated with write-downs of natural gas inventory to market and natural gas sales, respectively. The decline in cost of sales was due to the reduced quantity of natural gas underlying the reduced quantity of tons sold which was partially offset by the increased cost of natural gas. Natural gas and labor and benefit costs comprised approximately 76.6% and 9.8%, respectively, of cost of sales related to produced inventory sold for the three months ended December 31, 2008. Natural gas and labor and benefit costs comprised 74.9% and 12.2%, respectively, of cost of sales related to produced inventory sold for the three months ended December 31, 2007.
Technical Services. Cost of sales for our technical services during the three months ended December 31, 2007 was for costs incurred for work performed under a contract. There were no such costs during the three months ended December 31, 2008.
Gross Profit

	For the Three Months Ended
	December 31,
	2008	2007
	(Thousands)
Gross profit (loss):
Nitrogen products manufacturing	$9,630	$9,816
Technical services	—	424
Rental income	31	38

Total gross profit	$9,661	$10,278

Our gross profit for the three months ended December 31, 2008 was $9,661,000 as compared to $10,278,000 for the three months ended December 31, 2007.
Nitrogen Products Manufacturing. Gross profit for nitrogen products manufacturing was $9,630,000 for the three months ended December 31, 2008, which included $10,115,000 and $1,886,000 of gross loss associated with write-downs of natural gas inventory to market and natural gas sales, respectively. This compares with $10,278,000 of gross margin for the three months ended December 31, 2007, which included $82,000 and $50,000, of gross loss associated with write-downs of natural gas inventory to market and natural gas sales, respectively. Gross margin through the first quarter was 19.2% in fiscal 2008 compared with 20.9% in fiscal 2007. The slight decrease in gross margin was due to the combined impacts from the significant write-downs of natural gas inventory, the increased market pricing for our products and the decreased quantity of products shipped.
Technical Services. Gross profit for technical services was $0 and $424,000, respectively, for the three months ended December 31, 2008 and 2007, from progress work under a license agreement and a contract.

Operating Expenses

	For the Three Months Ended
	December 31,
	2008	2007
	(Thousands)
Operating expenses:
Selling, general and administrative	$5,994	$8,811
Depreciation and amortization	328	250
Research and development	5,438	15,990
Loss on impairment	—	8,654

Total operating expenses	$11,760	$33,705

Operating expenses consist of the categories listed in the preceding table. Selling, general and administrative expenses include: salaries and benefits, contractor and consulting fees, travel and entertainment expense, audit and tax expense, legal expense, insurance expense, information technology expense, investor relations, bad debt, project development expense, and other administrative expenses. Salaries and benefits include significant non-cash charges for the recognition of compensation expense recorded in accordance with SFAS 123(R). We incur substantial research and development expenses in our testing laboratory where we actively conduct work to further improve our technology and to perform services for our customers. In addition, during fiscal 2008, we incurred significant operating expenses related to the construction and operation of a fully integrated FT facility at the PDU. The construction cost of the PDU was expensed as research and development.
Selling, General and Administrative Expenses. Selling, general and administrative expenses were $5,994,000 during the three months ended December 31, 2008, compared to $8,811,000 for the three months ended December 31, 2007. This decrease resulted primarily from expenses for stock based compensation under SFAS 123(R), salaries and benefits, consulting, travel, information technology, marketing and bad debt which were partially offset by an increase in project development expenses. Explanations for each of these changes are as follows:
•
The stock based compensation expense under SFAS 123(R) was $1,064,000 for the three months ended December 31, 2008 and $1,119,000 for the three months ended December 31, 2007, a decrease of $55,000. The net decrease was due to a decrease in the vested number of common stock options partially offset by an increase in the value recognized upon vesting of restricted stock units granted to certain executives. Refer to Note 12 to the Consolidated Financial Statements.

•	Salaries and benefits decreased $1,152,000 in the first quarter of fiscal 2009 as a result of various staff reductions.

•	Travel costs decreased by $389,000 due to the Company limiting travel in order to better control costs.

•
Non-cash marketing expenses decreased by $380,000 due to the rescission of previously recorded equity-based compensation to a vendor that provided lobbying services. For more information, refer to Note 11 to the Consolidated Financial Statements.

•	In the prior year, we increased our allowance for doubtful accounts by $373,000 as a result of uncertainties on the collectibility of billings under a technical services agreement.

•	Consulting costs decreased $366,000 due primarily to a reduction in consulting services related to our accounting and government affairs departments.

•
Information technology expense decreased by $365,000. Enhancements made to the Company’s data and communication infrastructure were $592,000 in the first quarter of the prior year and $271,000 in the first quarter of the current year.

•	Project development expenses increased by $250,000 primarily due to increased activity in the current year of scoping and feasibility studies for certain projects.

•
REMC accrued $182,000 for certain penalties during the quarter ended December 31, 2008 bringing the total accrual to $200,000. Correspondence from the United States Environmental Protection Agency received in January 2009 defined specific limitations for the matter underlying the penalties. The Company does not anticipate any further expense related to this matter.

•	Expenses for licenses and fees decreased by $97,000 primarily due to non-renewal of certain licenses.

The remaining selling, general and administrative expenses decreased by $116,000 during the three months ended December 31, 2008 in comparison with the related expenses for the three months ended December 31, 2007, none of which were individually significant.
Depreciation and Amortization. Though a portion of depreciation and amortization expense is associated with assets supporting general and administrative functions, the majority of the expense originates at our nitrogen products manufacturing segment and, as a manufacturing cost, is distributed between cost of goods sold and finished goods inventory. The components of depreciation and amortization expense for the three months ended December 31, 2008 and December 31, 2007 were as follows:
•
Depreciation expense included in cost of sales from our nitrogen products manufacturing segment in the three months ended December 31, 2008 was $935,000 as compared to $1,489,000 in the same period last year. The decrease was caused by, and was consistent with, the decrease in the quantity of product shipped.

•
Depreciation expense within operating expenses was $328,000 and $250,000 in the three months ended December 31, 2008 and 2007, respectively. The increase was mostly attributable to the increase in depreciable fixed assets which were primarily buildings, lab, computers and office equipment in our alternative fuels segment.

•	The total depreciation and amortization expense included in the Consolidated Statement of Operations was $1,263,000 and $1,739,000 for the three months ended December 31, 2008 and 2007, respectively.
Research and Development. Research and development expenses, which are included in our alternative fuels segment, were $5,438,000 during the three months ended December 31, 2008 compared to $15,990,000 for the three months ended December 31, 2007, or a decrease of $10,552,000. The decrease was primarily due to the completion of the construction of the PDU. Of the costs recorded in the first quarter of fiscal 2008, $12,521,000 represented construction costs for the PDU that were expensed as research and development.
Loss on Impairment. The Company suspended development on the conversion of the East Dubuque Plant in fiscal 2007 and impaired costs incurred in winding down the REMC conversion project. During the three months ended December 31, 2007, the Company recorded an impairment loss of $8,654,000 related to winding down the suspended REMC conversion project. No impairment was recorded on any project in the first quarter of fiscal 2009.
(Loss) Income from Operations

	For the Three Months Ended
	December 31,
	2008	2007
	(Thousands)
(Loss) Income from operations:
Nitrogen products manufacturing	$8,683	$8,775
Technical services	(10,813)	(32,240)
Rental income	31	38

Total loss from operations	$(2,099)	$(23,427)

Loss from operations during the three months ended December 31, 2008 decreased by $21,328,000. The decreased loss in the first three months of the current fiscal year compared to the prior fiscal year resulted from a decrease in total operating expenses of $21,945,000, partially offset by an decrease in gross profit of $617,000.
Nitrogen Products Manufacturing. Income from operations for nitrogen products manufacturing was $8,683,000 and $8,775,000 for the three months ended December 31, 2008 and 2007, respectively. This decrease was primarily due to significant write-downs of natural gas inventory and lower operating expenses, partially offset by increased market pricing for products.
Technical Services. Loss from operations for technical services was $10,813,000 and $32,240,000 during the three months ended December 31, 2008 and 2007, respectively. The decrease was primarily due to the completion of the PDU construction during the prior fiscal year.

Other (Expense) Income

	For the Three Months Ended
	December 31,
	2008	2007
	(Thousands)
Other income (expense):
Interest and dividend income	$238	$737
Interest expense	(2,387)	(759)
Loss on disposal of fixed assets	—	(2)
Other (expense) income	(72)	14

Total other expense	$(2,221)	$(10)

Interest Income. Interest income during the three months ended December 31, 2008 and 2007 was $238,000 and $737,000, respectively, a decrease of $499,000. For the nitrogen products manufacturing segment, this was due to decreases in interest rates, partially offset by an overall increase in the amount of funds invested in interest-bearing cash accounts. Interest income from our holdings of available for sale securities decreased during the three months ended December 31, 2008 compared to the three months ended December 31, 2007 due to lower balances along with the impact of lower interest rates on all balances maintained.
Interest Expense. Interest expense during the three months ended December 31, 2008 and 2007 was $2,387,000 and $759,000, respectively. The increase in the three months ended December 31, 2008 versus the three months ended December 31, 2007 was $1,628,000 or 214%. This increase was primarily due to interest related to the $53.0 million of debt under the Senior Credit Agreement which was issued during the third quarter of fiscal 2008.
Other (Expense) Income. Other expense for the three months ended December 31, 2008 was primarily comprised of early payment penalties on term debt.
Net (Loss) Income from Continuing Operations

	For the Three Months Ended
	December 31,
	2008	2007
	(Thousands)
Net (loss) income from continuing operations:
Nitrogen products manufacturing	$6,747	$9,107
Technical services	(11,098)	(32,582)
Rental income	31	38

Net loss from continuing operations before taxes	$(4,320)	$(23,437)
Income tax expense	14	—

Total net loss from continuing operations	$(4,334)	$(23,437)

For the three months ended December 31, 2008, we experienced net losses from continuing operations of $4,334,000 compared to $23,437,000 during the three months ended December 31, 2007. The decreased loss for the three month period of $19,103,000 resulted from a decrease in total operating expenses of $21,945,000, partially offset by a decrease in gross profit of $617,000, an increase in other expenses of $2,211,000, and an increase in income taxes of $14,000.
Net income from continuing operations for nitrogen products manufacturing was $6,747,000 during the three months ended December 31, 2008, down from $9,107,000 during the three months ended December 31, 2007. The decrease for the three month period of fiscal 2008 was $2,360,000 or 26% due to reasons previously discussed.
Net loss from continuing operations for technical services was $11,098,000 during the three months ended December 31, 2008, down from $32,582,000 during the three months ended December 31, 2007. The decrease for the three month period of fiscal 2008 was $21,484,000 or 66% due to reasons previously discussed.

Net Income from Discontinued Operations

	For the Three Months Ended
	December 31,
	2008	2007
	(Thousands)
	(Net of tax)
Gain on sale of discontinued operations	$11	$23

Net income from discontinued operations	$11	$23

Net income from discontinued operations. During the first three months of fiscal 2008 and fiscal 2007, we received $11,000 and $23,000, respectively, on the earn-out from the prior divestiture of REN. Refer to Note 3 to the Consolidated Financial Statements for more information.
Net Loss
For the three months ended December 31, 2008, we experienced a net loss of $4,323,000, or $0.026 per share compared to a net loss of $23,414,000, or $0.143 per share during fiscal 2007.

ANALYSIS OF CASH FLOW
The following table summarizes our Consolidated Statements of Cash Flows:

	For the Three Months Ended
	December 31,
	2008	2007
	(Thousands)
Net Cash (Used in) Provided by:
Operating activities	$(24,692)	$11,865
Investing activities	(3,693)	(11,517)
Financing activities	(6,424)	1,353

Net (decrease) increase in cash and cash equivalents	$(34,809)	$1,701

Cash Flows from Operating Activities
Net Cash (Used in) Provided by Operating Activities. The total cash used in operations was $24,692,000 during the three months ended December 31, 2008, as compared to $11,865,000 of cash provided by operations during the three months ended December 31, 2007. The decrease of $36,557,000 was attributable to a decrease in net loss of $19,091,000, a $1,192,000 increase in non-cash adjustments to the net losses and an increased use of cash of $56,840,000 for the changes in operating assets and liabilities.
Net Loss. Operating activities produced net losses of $4,323,000 during the three months ended December 31, 2008, as compared to net losses of $23,414,000 during the three months ended December 31, 2007. Refer to the section titled “Three months ended December 31, 2008 compared to three months ended December 31, 2007” for a detailed analysis of the changes within the various components of the Consolidated Statements of Operations.
Certain transactions occurred in each period that reconcile the net loss to net cash used in or provided by operating activities during these periods. The non-cash adjustments to the Consolidated Statements of Operations were $12,971,000 in the first quarter of fiscal 2009 as compared to $12,405,000 in the first quarter of fiscal 2008 for an increase of $1,192,000 and included the following:
Depreciation and Amortization. Depreciation expense decreased during the three months ended December 31, 2008 by $419,000 compared to the three months ended December 31, 2007, primarily attributable to REMC fixed asset additions. Amortization expense decreased by $57,000 as certain intangible assets became fully amortized.
Impairment of Assets. There was no impairment recognized on any project in the first quarter of fiscal 2009. In the first quarter of fiscal 2008, we recorded an impairment loss of $8,654,000 related to winding down the suspended REMC conversion project.
Utilization of Spare Parts. During the three months ended December 31, 2008, we utilized $287,000 of spare parts in our production of nitrogen-based fertilizers as compared to utilization of $241,000 during the three months ended December 31, 2007. The increased usage was caused by the plant’s higher consumption of spare parts in the first quarter of fiscal 2009 from various maintenance activities due to timing. There was no major shutdown of the plant during the first quarter of either fiscal year.
Bad Debt Expense. There was no bad debt expense recognized in the first quarter of fiscal 2009. During the three months ended December 31, 2007, we increased our allowance for doubtful accounts by $373,000 as a result of uncertainties on the collectibility of billings under a technical services agreement.
Loss on Disposal of Property, Plant and Equipment. During the three months ended December 31, 2007, we sold fixed assets for an aggregate loss of $2,000.
Non-Cash Interest Expense. Total non-cash interest expense recognized during the three months ended December 31, 2008 was $612,000 compared to $187,000 during the three months ended December 31, 2007. The increase in non-cash interest expense recognized of $425,000 was due to the amortization of debt issuance costs for the Senior Credit Agreement debt obtained in May and June 2008.

Reversal of Non-Cash Marketing Expense. During the first quarter of fiscal 2009, an agreement with a vendor hired to provide lobbying services was rescinded, resulting in the reversal of $380,000 of previously recorded non-cash expenses. For more information, refer to Note 11 to the Consolidated Financial Statements.
Write down of Inventory to Market. During the quarter ended December 31, 2008, we wrote down the value of our natural gas inventory by $10,115,000 compared to an $82,000 write-down during the quarter ended December 31, 2007 due to significant declines in the market prices for natural gas as compared to contracted prices. Additionally, a valuation adjustment was required for each month during the first quarter of fiscal 2008, as compared to the first quarter of the prior fiscal year when only one month had such an adjustment.
Gain on Sale of Subsidiary. During the first three months of fiscal 2009 and fiscal 2008, we received $11,000 and $23,000, respectively, from the prior divestiture of REN Corporation.
Options for Common Stock Issued for Services. During the three months ended December 31, 2008, we recorded $214,000 of compensation expense related to stock options as compared to $303,000 of compensation expense for the similar period in the prior fiscal year. The decrease was due to a lower number of continuing employees associated with option grants from fiscal 2006 and 2007.
Restricted Stock Units Issued for Services. Through the three months ended December 31, 2008, we recorded $871,000 of compensation expense related to RSU’s during the period. This compares with $847,000 of expense from the similar period in the prior fiscal year, an increase of $24,000.
Changes in the operating assets and liabilities are the remaining components of the net cash used in or provided by operating activities. The total change in the operating assets and liabilities was a $33,340,000 use of cash in the first quarter of fiscal 2009 as compared to a $22,874,000 source of cash in the first quarter of fiscal 2008 or a decrease of $56,214,000. Details of these items are as follows:
Accounts Receivable. During the first three months of fiscal 2009, accounts receivable decreased by $15,674,000. This compares with a decrease of $24,036,000 during the first three months of fiscal 2008 for a net change of $8,362,000. The year-over-year decline was the combined impact of reduced shipments during the quarter for reasons previously discussed offset by a diminished volume of cash receipts on invoiced receivables.
Other Receivables. The difference in the year-over-year change for other receivables was a decrease of $113,000.
Inventories. Inventories increased during the three months ended December 31, 2008 by $7,201,000 as compared to a decrease during the three months ended December 31, 2007 of $3,994,000 or a net change of $11,195,000. The primary driver of the change was the prepayments made on natural gas purchase contracts offset by the write down of the natural gas inventory to market of $10,115,000. In addition, during the first quarter of fiscal 2009, product shipments were reduced due to prevailing weather conditions limiting the ability of end customers to use our products.
Prepaid Expenses and Other Current Assets. Prepaid expenses and other current assets decreased during the three months ended December 31, 2008 by $837,000 as compared to a decrease in the first quarter of the prior fiscal year of $1,913,000. The decrease was primarily caused by normal expensing of prepaid balances, partially offset by the prepayment of certain insurance premiums.
Accounts Payable. Accounts payable decreased by $3,403,000 during the first three months of fiscal 2009 as compared to an increase of $6,000 during the first three months of fiscal 2008. The decrease in fiscal 2009 was the result of the payment of previously recorded liabilities along with a smaller amount of new vendor invoices resulting from diminished current activity associated with the PDU.
Accrued Retirement Payable. The change in accrued retirement payable was $125,000 lower in fiscal 2009 as compared to fiscal 2008. The final payments related to this liability were made during fiscal 2008.

Deferred Revenue. We record deferred revenue upon execution of product pre-sale contracts which creates an obligation for delivery of a product within a specified period of time in the future. Pre-sale contracts executed during fiscal 2008 for fiscal 2009 product shipment were for a greater volume and more revenue as compared to the pre-sale contracts that were executed during fiscal 2007 for fiscal 2008 product shipment. With the earlier execution of the pre-sale contracts, combined with the increases in product pricing, the balance of deferred revenue at September 30, 2008 was $120,709,000 as compared to $46,982,000 at September 30, 2007 or an increase of 157%. The impact on the first quarter of fiscal 2009 was a diminished number of pre-sale contracts executed in the quarter. The decrease to the balance of deferred revenue of $36,501,000 was primarily composed of customers fulfilling their purchase commitments on contracts that were executed in the prior fiscal year. The change in the first quarter of the prior year of $3,383,000 reflected activity with a closer alignment between the amount of product shipments that were in excess of new pre-sale contracts.
Accrued Interest Expense. The difference in the year-over-year change for accrued interest expense was an increase of $63,000 reflecting the impact of the additional interest under the Senior Credit Agreement.
Accrued Liabilities, Accrued Payroll and Other. Accrued liabilities, accrued payroll and other decreased by $2,137,000 during the three months ended December 31, 2008 and decreased by $3,134,000 during the three months ended December 31, 2007. A significant portion of the fiscal 2009 decrease was due to REMC’s decision to refund a customer for expired product pre-sale contracts in order to execute new contracts at higher product pricing. An additional decrease was due to the reversal of accrued liabilities under a lobbying agreement.
Cash Flows from Investing Activities
Net Cash Used in Investing Activities. The total cash used in investing activities was $3,693,000 during the three months ended December 31, 2008 as compared to $11,517,000 during the three months ended December 31, 2007. The decrease in the amount of cash used in investing activities of $7,824,000 was primarily due to a decrease in expenditures for construction in progress. Details on the individual components of investing activities were as follows:
Purchase of Property, Plant and Equipment. During the three months ended December 31, 2008, we purchased $2,833,000 of property and equipment the majority of which related to capitalized improvements at the East Dubuque Plant that were placed in service along with the purchase of spare parts. In the first quarter of fiscal 2008, $747,000 was capitalized.
Purchase of Construction in Progress, Net of Assets Placed in Service. During the three months ended December 31, 2008, we incurred $672,000 of net additions to construction in progress assets. The net addition was composed of $2,934,000 of expenditures for the purchase of materials and services for the construction of assets offset by $2,263,000 of construction in progress assets that were placed in service. Comparatively, during the three months ended December 31, 2007, we incurred $10,399,000 for net additions to construction in progress assets which were primarily incurred for the conversion of the East Dubuque Plant.
Purchases of Available for Sale Securities. During the three months ended December 31, 2008, we made no additional purchases of available for sale securities. During the three months ended December 31, 2007, our investment securities held for sale increased by $321,000 as a result of interest and dividend income received and decreased by $3,000 for the payment of management fees.
Proceeds from Earn-Out Receivables. During the first three months of fiscal 2009, we received $11,000 from the prior divestiture of REN Corporation.
Increase in Deposits and Other Assets. During the three months ended December 31, 2008 we recognized an increase of $199,000 of deferred lease costs representing a land lease option for a potential development project.

Cash Flows from Financing Activities
Net Cash (Used in) Provided by Financing Activities. The total cash used in financing activities was $6,424,000 during the three months ended December 31, 2008 as compared to cash provided of $1,353,000 during the three months ended December 31, 2007. The decrease of $7,777,000 in the first quarter of fiscal 2009 was primarily associated with payments on the Senior Credit Agreement and the absence of any proceeds from the exercise of stock options and warrants.
Payments on Long-Term Debt and Notes Payable. During the three months ended December 31, 2008, we made $5,612,000 in early payments on the term debt with Credit Suisse and made regularly scheduled payments on our mortgage debt. The term loan facility was not in place during the first quarter of fiscal 2008. Refer to Note 8 to the Consolidated Financial Statements for more information.
Payment of Note Payable for Financed Insurance Premiums. During the three months ended December 31, 2008, we executed an additional note payable for additional insurance premiums in the amount of $770,000. Payments made on this and the previously executed notes payable for financed insurance premiums were $753,000. No such financing arrangements were in place during the first quarter of fiscal 2008.
Payments on Line of Credit for Available for Sale Securities. During the three months ended December 31, 2008, we paid $52,000 on the line of credit associated with our portfolio of available for sale securities.
Repurchase of Common Stock. During the quarter ended December 31, 2008, due to the rescission of a marketing agreement, we repurchased 400,000 shares of restricted common stock from an individual professional services provider which was originally sold for cash of $2,000 and notes receivable of $606,000. Refer to Note 11 to the Consolidated Financial Statements for more information.
Proceeds from Options and Warrants Exercised. During the three months ended December 31, 2008, the Company did not receive any proceeds from the exercise of stock options or warrants. During the same period of the prior fiscal year, the Company collected $1,328,000 of cash related to stock options and warrants that were exercised.
Interest Earned on Proceeds from Grant. During the three months ended December 31, 2007, $26,000 of interest was earned on $2.2 million of grant proceeds related to the conversion of the East Dubuque Plant.
Increase (Decrease) in Cash and Cash Equivalents
Cash and Cash Equivalents decreased during the three months ended December 31, 2008 by $34,809,000 compared to an increase of $1,701,000 during the three months ended December 31, 2007. These changes decreased the ending cash balance at December 31, 2008 to $28,913,000, and increased the ending cash balance at December 31, 2007 to $35,393,000.

LIQUIDITY AND CAPITAL RESOURCES
During fiscal year 2008 we funded our operations primarily from cash flow from REMC operations, debt issuances and equity offerings. Based on current market conditions, we believe that REMC will be able to fund its operations from its cash flow for fiscal year 2009. We currently expect Rentech’s non-REMC operations will need additional funds to provide for their liquidity needs for the current fiscal year, and we believe that those funds can be provided by operating cash flow from REMC. Those needs include operating the PDU, paying for research and development of the Rentech Process, paying for costs for continued development of commercial projects, including our Natchez Project, and funding of working capital needs. In January 2009, we and our lenders modified certain covenants in the Senior Credit Agreement, including the covenant that required REMC to prepay indebtedness in amounts equal to any distributions or loans it makes to Rentech. Refer to Note 8 of the Consolidated Financial Statements for a summary of the covenant modifications. These covenant modifications were essential to our forecast that, based on current market conditions, we can meet our consolidated liquidity needs from operating cash flow. However, we cannot assure you that REMC’s cash flow for the fiscal year will achieve the level we currently expect. Recently, credit and equity markets have experienced extreme uncertainty and access to capital markets has been very difficult or impossible. Our failure to raise additional capital when needed would have a material adverse effect on our results of operations, liquidity and cash flows and our ability to execute our business plan.
At December 31, 2008, we had working capital of $3,667,000, as compared to working capital of $15,479,000 at September 30, 2008. At December 31, 2008, our current assets totaled $114,176,000, including cash and cash equivalents of $28,913,000 and net accounts receivable of $54,940,000. Our current liabilities were $110,509,000. We had long-term liabilities of $110,565,000, of which most related to our long-term convertible debt and term loan. For the three months ended December 31, 2008, we recognized net losses of $4,323,000, and negative cash flow from operations of $24,692,000. REMC’s income from operations for the three months ended December 31, 2008 and 2007 was $8,683,000 and $8,775,000, which was partially offset by capital expenditures of $2,319,000 and $838,000, respectively.
We generally consider our short-term liquidity requirements to consist of those items that are expected to be incurred within the next 12 months and our long-term liquidity requirements to consist of those items that are expected to be incurred beyond the next 12 months. Our principal short-term needs for liquidity are to fund working capital and to pay for research and development of the Rentech Process, operation of the PDU, operation of the East Dubuque Plant (including working capital needs resulting from seasonal fluctuations in its cash flow and changes in commodity pricing) and short-term costs for continued development of commercial projects, including our Natchez Project. Our principal long-term needs for liquidity are to fund development, construction and operation of commercial projects. We will require substantial amounts of capital that we do not now have to fund our long-term liquidity requirements. In addition, if REMC’s performance for the year were to fall significantly below our expectations, we may need additional capital for our short-term needs.
As of December 31, 2008, we had a shelf registration statement covering $19,186,000 aggregate offering price of securities, up to all of which could be issued for shares of common stock, for issuance in future financing transactions. In January of 2009 we issued registered warrants to purchase $4,594,000 of our common stock using the shelf registration statement thereby lowering the amount available to $14,592,000. We may issue shares of convertible preferred stock or other securities convertible into common stock or we may enter into additional debt instruments. We may also offer securities which will not be registered under the Securities Act of 1933, and may not be offered or sold in the United States absent an available exemption from registration.
REMC’s fertilizer business is seasonal, based upon the planting, growing and harvesting cycles. Inventories must be accumulated to allow for uninterrupted customer deliveries, and require significant storage capacity. The accumulation of inventory to be available for seasonal sales requires that working capital be available at REMC. Our practice of selling substantial amounts of our fertilizer products through pre-sale contracts also significantly affects working capital needs at REMC. Refer to Note 2 to the Consolidated Financial Statements for more information. Working capital available at REMC is also impacted by changes in commodity prices for natural gas and nitrogen fertilizers, which are the East Dubuque Plant’s principal feedstock and products. The Senior Credit Agreement as modified by the Waiver and Amendment limits our ability to utilize excess cash flows from REMC to fund working capital needs at Rentech. Refer to Note 8 of the Consolidated Financial Statements for more information.
We have a line of credit with Barclays for up to $5,000,000. We had approximately $4,706,000 outstanding under the line of credit as of December 31, 2008. The terms of the line of credit include that the outstanding balance is payable on demand at any time. The line of credit is secured by auction rate securities for which there is currently no market. There can be no assurance that we will have sufficient, immediately available funds to repay the line of credit if it is called by Barclays, or that we will be able to quickly liquidate the auction rate securities securing the line of credit to pay off the debt.

CONTRACTUAL OBLIGATIONS
We have entered into various contractual obligations as detailed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008. In the first three months of fiscal 2009, during the normal course of business, the amount of our contractual obligations changed as scheduled payments were made and new contracts were executed. During the first quarter of fiscal 2009, the following significant changes occurred to contractual obligations:
•
We made prepayments toward the Senior Credit Agreement of $5,612,000 resulting in an ending principal balance of $47,388,000. Subsequent to December 31, 2008, Cash Outlays from REMC to the Company were $10,500,000 requiring matching payments of $2,625,000. We paid $1,000,000 of the required matching payments and are utilizing the Deferral Facility for the remaining $1,625,000.

•
Interest payments required on the Company’s debt over the remaining life of the loans decreased as of the end of the quarter by $3,126,000 to $20,226,000 primarily as a result of the decreased balance of the Senior Credit Agreement and the timing of the semi-annual interest payment on the 4% convertible notes.

•
Natural gas purchase contracts executed as of the end of the quarter decreased by $23,655,000 to $10,850,000. We are required to make additional prepayments under these purchase contracts in the event that market prices fall below the purchase prices in the contracts. All prepayments made under these purchase contracts were reflected within the balance of raw material inventory due to the specific performance requirement of the natural gas delivery commitment. As of December 31, 2008, the natural gas purchase contracts included delivery dates through March 2009. Due to the quantity of natural gas committed to be purchased, no additional contracts were entered into subsequent to December 31, 2008. Refer to Notes 6 and 10 to the Consolidated Financial Statements for more information.

•
Purchase obligations increased by $2,229,000 to $11,361,000 as measured by the total amount of open purchase orders. The majority of the open purchase orders relate to REMC operations along with commitments for materials to operate the PDU.

OFF-BALANCE SHEET ARRANGEMENTS
The Company has no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Investment Securities Market Risk. We are exposed to market risk from adverse changes in the portfolio value of our investment portfolio referred to as available for sale securities. The recent conditions in the global credit markets have caused auctions for the auction rate securities held in the portfolio to fail and we have been unable to liquidate our positions. As of September 30, 2008, we recorded a $3.1 million loss from impairment related to these investments, leaving us available for sale securities with an estimated fair value of $6.0 million. There was no further impairment recognized in the first quarter of fiscal 2009. There can be no assurance as to when, and for what amount, we may be able to liquidate our position in these securities. However, volatility in the credit markets could continue to negatively impact the timing of future liquidity related to these investments and lead to additional adjustments to their carrying value. Refer to Note 4 to the Consolidated Financial Statements for more information.
Interest Rate Risk. We are exposed to interest rate risk related to advances on our line of credit and our borrowings under the Senior Credit Agreement and the associated Amendment and Waiver. Borrowings under the Senior Credit Agreement bear interest on a variable rate based upon either LIBOR or the lender’s alternative base rate, plus in each case an applicable margin. Advances under our line of credit accrue interest at LIBOR plus a margin of 1.50%. As of December 31, 2008, we had outstanding borrowings under the Senior Credit Agreement of $47.4 million and advances under the line of credit of $4.7 million. Based upon the outstanding balances of our variable-interest rate debt at December 31, 2008, and assuming market interest rates increase or decrease by 100 basis points, the potential annual increase or decrease in interest expense per calendar year is approximately $521,000. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes. Refer to Note 8 to the Consolidated Financial Statements for more information.
Commodity Price Risk. We are exposed to significant market risk due to potential changes in natural gas prices. Natural gas is a raw material used in the production of various nitrogen-based products that are manufactured at the East Dubuque Plant. Market prices of nitrogen-based products are affected by changes in natural gas prices as well as supply and demand and other factors. In the normal course of business, REMC currently produces nitrogen-based fertilizer products throughout the year to supply its needs during the high sales volume spring season. Nitrogen-based inventory remaining at the end of the spring season will be subject to market risk due to changes in natural gas prices and supply and demand. Currently, REMC purchases natural gas for use in its East Dubuque Plant on the spot market, and through short-term, fixed supply, fixed price and index price purchase contracts. Natural gas prices have fluctuated during the last four years with prices reaching record highs in 2005, reducing in 2006 and 2007, and rising again in 2008. These fluctuations over the last four years have generally shown a trend for increasing. We believe these increases are due to various supply and demand factors, including the increasing overall demand for natural gas from industrial users and from utilities for electrical generation in response to increased consumer consumption for heating and cooling. Changes in levels of natural gas prices and market prices of nitrogen-based products can materially affect REMC’s financial position and results of operations. A hypothetical increase of $0.10 per MMBTU of natural gas could increase the cost to produce one ton of ammonia by approximately $3.50. REMC has experienced no difficulties in securing supplies of natural gas, however, natural gas is purchased at market prices and such purchases are subject to price volatility.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures. Effective design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) provide reasonable assurance that information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.
The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2008, with regard to the preparation of purchase orders for equipment and services ordered for the PDU in our new Oracle financial accounting and enterprise resource planning system.
As of December 31, 2008, the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. As noted above, a material weaknesses was identified in the Company’s internal control over financial reporting as of December 31, 2008.
Changes in Internal Control over Financial Reporting. The Company has taken and continues to take steps to remediate the material weakness found to exist during its evaluation of disclosure controls and procedures. Changes were implemented to the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. These changes include the following:
•
We appointed Ms. Eileen Ney to serve as our Chief Accounting Officer on January 19, 2009 and she previously worked for the Company as a full-time consultant from December 15, 2008 to January 19, 2009. Ms. Ney has extensive experience in both the implementation of and training for the use of Oracle systems, as well as in the implementation of processes and procedures related to the purchasing and payment cycle.

•
We implemented procedures ensuring approval of vendor timesheets, improved processes to link work performed at the PDU to purchase orders and documentation of expense authorization as well as the addition of resources to conduct budget analyses.

•
We implemented additional policies and procedures related to the procurement of goods and services, including, informing vendors that they are not permitted to render goods or services without an authorized contract or purchase order from us, and that we will not honor any invoice for which an authorized contract or purchase order has not been provided.

•
We provided our employees with additional training on how to request and pay for goods and services using our new Oracle system. Ms. Ney has conducted substantial day-to-day training since joining the Company in December and she has further plans to implement a formal Oracle training program.

Management believes the measures that have been and will be implemented to remediate the material weakness have had a significant and positive impact on the Company’s internal control over financial reporting since September 30, 2008 and anticipates that these measures and other ongoing enhancements will continue to strengthen the Company’s internal control over financial reporting in future periods.

Although the Company has implemented and continues to implement remediation efforts, a material weakness indicates that there is a reasonable possibility that a material misstatement of the Company’s financial statements will not be prevented or detected on a timely basis. In addition, the Company cannot ensure that it will not in the future identify further material weaknesses or significant deficiencies in its internal control over financial reporting that it has not discovered to date. The Company has taken and is taking steps to improve its internal control over financial reporting. The efforts it has taken and continues to take are subject to continued management review supported by confirmation and testing by management, as well as Audit Committee oversight. As a result, additional changes are expected to be made to the Company’s internal control over financial reporting. Other than the foregoing initiatives, since the date of the evaluation supervised by management, there have been no material changes in the Company’s disclosure controls and procedures, or the Company’s internal control over financial reporting, that could have materially affected, or are reasonably likely to materially affect, the Company’s disclosure controls and procedures or the Company’s internal control over financial reporting.
Notwithstanding the material weakness, we performed additional detailed procedures and analysis and other post-closing procedures during the preparation of the Company’s consolidated financial statements, and our management has concluded that our consolidated financial statements contained in this report present fairly our financial condition, results of operations, and cash flows for the periods covered thereby in all material respects in accordance with generally accepted accounting principles in the United States of America (“GAAP”).
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
In the normal course of business, the Company is party to litigation from time to time. The Company maintains insurance to cover certain actions. We believe that resolution of such litigation will not have a material adverse effect on the Company.
ITEM 1A. RISK FACTORS.
Risk factors were disclosed in Part I, Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008. Those risk factors should be read in conjunction with this Quarterly Report on Form 10-Q. The Company did not identify any additional risk factors during the three months ended December 31, 2008.

ITEM 6. EXHIBITS.
Exhibit Index

10.1
First Amendment to Amended and Restated Credit Agreement and Waiver, dated January 14, 2009, by and among Rentech Energy Midwest Corporation, as the borrower, Rentech, Inc. and Credit Suisse, Cayman Islands Branch, individually and as Administrative Agent and Collateral Agent (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 20, 2009).

10.2	Warrant to Purchase Shares of Common Stock, dated January 14, 2009, (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 20, 2009).

31.1	Certification of President and Chief Executive Officer Pursuant to Rule 13a-14 or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 or Rule 15d-14(a).

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RENTECH, INC.
Dated: February 9, 2009	/s/ D. Hunt Ramsbottom
D. Hunt Ramsbottom
President and Chief Executive Officer

Dated: February 9, 2009	/s/ Dan J. Cohrs
Dan J. Cohrs
Chief Financial Officer

Exhibit Index

10.1
First Amendment to Amended and Restated Credit Agreement and Waiver, dated January 14, 2009, by and among Rentech Energy Midwest Corporation, as the borrower, Rentech, Inc. and Credit Suisse, Cayman Islands Branch, individually and as Administrative Agent and Collateral Agent (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 20, 2009).

10.2	Warrant to Purchase Shares of Common Stock, dated January 14, 2009, (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 20, 2009).

31.1	Certification of President and Chief Executive Officer Pursuant to Rule 13a-14 or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 or Rule 15d-14(a).

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.