Form 10-Q
period 2009-03-31
RENTECH INC /CO/
filed 2009-05-11
CIK 868725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to _____
Commission File No. 001-15795
RENTECH, INC.
(Exact name of registrant as specified in its charter)

Colorado	84-0957421
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
10877 Wilshire Boulevard, Suite 710
Los Angeles, California 90024
(Address of principal executive offices)
(310) 571-9800
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to the Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the Registrant’s common stock outstanding as of May 1, 2009 was 166,988,785.

RENTECH, INC.
Form 10-Q
Second Quarter ended March 31, 2009

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RENTECH, INC.
Consolidated Balance Sheets
(Stated in Thousands, Except Per Share Data)

	As of
	March 31,	September 30,
	2009	2008
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$63,119	$63,722
Restricted cash, short-term	152	152
Accounts receivable (Note 5), net of allowance for doubtful accounts of $126 (March 31, 2009) and $692 (September 30, 2008)	4,672	70,614
Inventories (Note 6)	28,754	29,491
Prepaid expenses and other current assets	1,579	2,399
Other receivables, net	2,020	43

Total current assets	100,296	166,421

Property, plant and equipment (Note 7), net of accumulated depreciation of $25,052 (March 31, 2009) and $20,760 (September 30, 2008).	56,815	56,312

Construction in progress (Note 7)	20,633	19,548

Other assets
Other assets and deposits (Notes 7 and 9)	7,946	8,309
Available for sale securities, non-current (Note 4)	6,000	6,000
Licensed technology and technology rights (Note 2), net of accumulated amortization of $3,719 (March 31, 2009 and September 30, 2008)	—	—
Restricted cash, long-term	50	50

Total other assets	13,996	14,359

Total assets	$191,740	$256,640

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable	$3,778	$8,256
Accrued payroll and benefits	5,209	5,305
Accrued liabilities	7,047	10,057
Line of credit on available for sale securities (Note 4)	4,638	4,758
Deferred revenue (Note 2)	90,000	120,709
Accrued interest	1,769	1,834
Current portion of long-term debt (Note 8)	4,623	23

Total current liabilities	117,064	150,942

Long-term liabilities
Long-term debt, net of current portion (Note 8)	918	930
Term loan, long-term (Note 8)	39,191	53,000
Long-term convertible debt to stockholders (Note 9)	56,992	56,929
Advance for equity investment (Note 10)	7,892	7,892
Other long-term liabilities	17	36

Total long-term liabilities	105,010	118,787

Total liabilities	222,074	269,729

Commitments and contingencies (Notes 2, 4 and 10)
Stockholders’ (deficit) equity (Note 11)
Preferred stock: $10 par value; 1,000 shares authorized; 90 series A convertible preferred shares authorized and issued; no shares outstanding and $0 liquidation preference	—	—
Series C participating cumulative preferred stock: $10 par value; 500 shares authorized; no shares issued and outstanding	—	—
Common stock: $.01 par value; 250,000 shares authorized; 166,728 (March 31, 2009) and 166,688 (September 30, 2008) shares issued and outstanding	1,667	1,667
Additional paid-in capital	244,120	241,110
Note receivable on sale of common stock	—	(606)
Accumulated deficit	(276,121)	(255,260)

Total stockholders’ (deficit) equity	(30,334)	(13,089)

Total liabilities and stockholders’ (deficit) equity	$191,740	$256,640

See Notes to Consolidated Financial Statements.

RENTECH, INC.
Consolidated Statements of Operations
(Stated in Thousands, Except Per Share Data)

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Revenues
Product sales	$16,758	$28,485	$66,805	$75,378
Service revenues	31	48	61	616

Total revenues	16,789	28,533	66,866	75,994

Cost of sales
Product sales	13,932	20,613	44,233	57,608
Write down of inventory to market (Note 6)	5,861	—	15,976	82
Service revenues	—	3	—	108

Total cost of sales	19,793	20,616	60,209	57,798

Gross (loss) profit	(3,004)	7,917	6,657	18,196

Operating expenses
Selling, general and administrative expenses	6,668	8,986	12,662	17,796
Depreciation and amortization expenses	344	260	672	511
Research and development expenses	3,930	22,094	9,368	38,085
Loss on impairment (Note 7)	—	421	—	9,075
Recovery of payment to vendor (Note 7)	—	(1,364)	—	(1,364)

Total operating expenses	10,942	30,397	22,702	64,103

Operating loss	(13,946)	(22,480)	(16,045)	(45,907)

Other income (expense)
Interest and dividend income	115	482	353	1,219
Interest expense	(2,722)	(843)	(5,109)	(1,602)
Other (expense) income	(39)	29	(111)	42

Total other expense	(2,646)	(332)	(4,867)	(341)

Net loss from continuing operations before income taxes	(16,592)	(22,812)	(20,912)	(46,248)
Income tax expense	—	—	14	—

Net loss from continuing operations	(16,592)	(22,812)	(20,926)	(46,248)

Discontinued operations (Note 3):
Gain on sale of discontinued operations, net of tax of $0	53	16	65	38

Net income from discontinued operations	53	16	65	38

Net loss	$(16,539)	$(22,796)	$(20,861)	$(46,210)

Basic and diluted loss per common share:
Continuing operations	$(.10)	$(.14)	$(.13)	$(.28)
Discontinued operations	.00	.00	.00	.00

Basic and diluted loss per common share	$(.10)	$(.14)	$(.13)	$(.28)

Basic and diluted weighted-average number of common shares outstanding	166,598	165,435	166,625	164,930

See Notes to Consolidated Financial Statements.

RENTECH, INC.
Consolidated Statement of Stockholders’ (Deficit) Equity
(Stated in Thousands)

			Additional			Total
	Common Stock		Paid-in	Notes	Accumulated	Stockholders’
	Shares	Amount	Capital	Receivable	Deficit	(Deficit) Equity
Balance, September 30, 2008 (1)	166,688	$1,667	$241,110	$(606)	$(255,260)	$(13,089)
Common stock issued for services (Note 11)	25	—	17	—	—	17
Warrants granted in connection with amendment to term loan (Notes 8 and 12)	—	—	1,626	—	—	1,626
Rescission of previously issued common stock and related notes receivable (Note 11)	(400)	(4)	(604)	606	—	(2)
Stock-based compensation issued for services (Note 12)	—	—	613	—	—	613
Restricted stock units issued for services (Note 12)	—	—	1,458	—	—	1,458
Restricted stock units surrendered for withholding taxes payable (Note 12)	—	—	(96)	—	—	(96)
Restricted stock units settled in shares (Notes 11 and 12)	415	4	(4)	—	—	—
Net loss	—	—	—	—	(20,861)	(20,861)

Balance, March 31, 2009	166,728	$1,667	$244,120	$—	$(276,121)	$(30,334)

(1)	Audited. All fiscal 2009 amounts are unaudited.
See Notes to Consolidated Financial Statements.

RENTECH, INC.
Consolidated Statements of Cash Flows
(Stated in Thousands)

	For the Six Months
	Ended March 31,
	2009	2008
	(Unaudited)
Cash flows from operating activities
Net loss	$(20,861)	$(46,210)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,387	4,059
Impairment of assets	—	9,075
Recovery of payment to vendor	—	(1,364)
Utilization of spare parts	890	487
Bad debt expense	5	373
Loss on disposal of property, plant and equipment	—	4
Non-cash interest expense	1,645	468
(Reversal of) non-cash marketing expense	(380)	86
Write down of inventory to market	15,976	82
Gain on sale of subsidiary	(65)	(38)
Common stock issued for services	17	—
Options and warrants for common stock issued for services	613	568
Restricted stock units issued for services	1,458	1,694

Changes in operating assets and liabilities
Accounts receivable	65,937	10,321
Property insurance claim receivable	(2,000)	—
Other receivables	23	2,504
Inventories	(13,627)	(17,065)
Prepaid expenses and other current assets	1,590	3,850
Accounts payable	(3,851)	(4,434)
Accrued retirement payable	—	(125)
Deferred revenue	(30,709)	18,757
Accrued interest expense	(65)	—
Accrued liabilities, accrued payroll and other liabilities	(2,840)	6,074

Net cash provided by (used in) operating activities	17,143	(10,834)

Cash flows from investing activities
Purchase of available for sale securities	—	(478)
Purchase of property, plant and equipment	(6,392)	(3,134)
Purchase of construction in progress, net of assets placed in service	(1,085)	(10,741)
Proceeds from sale of available for sale securities	—	13,612
Proceeds from earn-out receivables	65	38
Increase in other assets and deposits	(817)	(249)

Net cash used in investing activities	(8,229)	(952)

Cash flows from financing activities
Payments of long-term debt and notes payable	(7,998)	(8)
Payment of note payable for financed insurance premiums	(1,397)	—
Payments of line of credit on available for sale securities	(120)	—
(Repurchase of) proceeds from the issuance of common stock	(2)	2
Proceeds from options and warrants exercised	—	1,375
Interest earned on proceeds from grant	—	46

Net cash (used in) provided by financing activities	(9,517)	1,415

Decrease in cash and cash equivalents	(603)	(10,371)
Cash and cash equivalents, beginning of period	63,722	33,692

Cash and cash equivalents, end of period	$63,119	$23,321

(Continued on following page)

RENTECH, INC.
Consolidated Statements of Cash Flows
(Stated in Thousands)
(Continued from previous page)
For the six months ended March 31, 2009 and 2008, the Company made certain cash payments as follows:

	For the Six Months
	Ended March 31,
	2009	2008
	(Unaudited)
Cash payments of interest, net of capitalized interest of $862 (2009) and $55 (2008)	$4,330	$1,183
Cash payments of income taxes from continuing operations	$24	$—
Excluded from the statements of cash flows for the six months ended March 31, 2009 and 2008 were the effects of certain non-cash investing and financing activities as follows:

	For the Six Months
	Ended March 31,
	2009	2008
	(Unaudited)
Warrants granted in connection with amendment to term loan	$1,626	$—
Purchase of insurance policies financed with a note payable	770	1,303
Rescission of notes receivable on repurchase of common stock	606	—
Restricted stock units surrendered for withholding taxes payable	96	305
Purchase of common stock warrants paid through the reduction of loan fees	50	—
Mark available for sale securities to market	—	783
Issuance of common stock for notes receivable	—	606
See Notes to Consolidated Financial Statements.

RENTECH, INC.
Notes to Consolidated Financial Statements
Note 1 — Description of Business and Basis of Presentation
Description of Business
The goal of Rentech®, Inc. (“Rentech”, “we”, “our”, “us” or “the Company”) is to be a global provider of clean energy solutions. Incorporated in 1981, the Company is pursuing the worldwide deployment of the Rentech Process by both licensing and project development of facilities to produce synthetic fuels and chemicals from renewable and fossil feedstocks. During the Company’s nearly 30-year history, Rentech and its licensees have successfully applied the Rentech Process in facilities that range in size from pilot scale to 235 barrels per day of synthetic fuels and chemicals production.
The Rentech Process, based on Fischer-Tropsch (“FT”) chemistry, is a patented and proprietary technology that efficiently and economically converts synthesis gas (or “syngas”), which can be manufactured from a wide variety of waste, biomass and fossil resources, into hydrocarbons. These hydrocarbons can be processed and upgraded into ultra-clean synthetic fuels such as military and commercial jet fuels and ultra low sulfur diesel, as well as specialty waxes and chemicals. Fuels produced from the Rentech Process are significantly cleaner than those available today from petroleum refining and have lower emissions of all regulated pollutants, including nitrogen oxides, sulfur oxides and particulate matter. Rentech fuels produced from biomass, and fuels produced from fossil feedstocks with CO2 sequestration, are expected to have lifecycle carbon emissions lower than those of petroleum-based fuels.
We are pursuing the development of pioneer commercial scale synthetic fuels and chemicals projects using the Rentech Process in the United States because we believe they will increase stockholder value and provide for competitive opportunities. As such, we are working on a number of commercial opportunities involving standalone biomass, fossil-fed and a combination of biomass and fossil-fed commercial scale synthetic fuels and chemicals projects, including a proposed approximately 30,000 barrels per day synthetic fuels and chemicals facility near Natchez, Mississippi.
The Rentech Process is carbon dioxide capture-ready. A third-party commissioned lifecycle analysis of the carbon dioxide emissions from the production of fuels from fossil feedstocks through the Rentech Process indicates that with carbon capture and sequestration, these emissions can be lower than those generated in the production of petroleum-derived fuels. Therefore, with carbon dioxide sequestration, fuels produced from our process can be among the most greenhouse gas friendly transportation fuels available in the country. In the case of biomass feedstock, the production of fuels using the Rentech Process can be carbon neutral and the emissions can be substantially lower than those generated in the production of petroleum-derived fuels.
We have constructed and operate a demonstration-scale plant, our Product Demonstration Unit (“PDU”) located in Commerce City, Colorado which we believe is the only operating synthetic transportation fuels facility in the United States. We have produced thousands of gallons of ultra-clean synthetic fuels including military jet fuel, commercial Jet A and Jet A-1 and ultra low sulfur diesel at the PDU. We have shipped samples of our products for testing to potential customers, and we have sold quantities of our jet fuel product to the U.S. Air Force.
Our principal research and development efforts at our laboratory are focused on developing the next generation of technology to improve the efficiency of the Rentech Process, further reducing the cost of catalyst per barrel of output, and developing the technology and processes required to clean and condition syngas produced from biomass to make it suitable as an input for the Rentech Process. These technology activities are centered at the PDU site, where we have skilled technical, engineering and operating teams that work on development and testing. The laboratory contains equipment and support facilities that provide us with resources for the continued development and testing of the Rentech Process as well as complementary technologies for additional applications and performance enhancements. We continue to advance our technology, with a goal of reducing operating and capital costs.
We own a natural gas-based nitrogen fertilizer manufacturing plant through our subsidiary, Rentech Energy Midwest Corporation (“REMC” or “East Dubuque Plant”), which we acquired in April 2006. REMC’s plant, located in East Dubuque, Illinois, manufactures and sells within the corn-belt region nitrogen fertilizer products including anhydrous ammonia, urea ammonia nitrate solutions, granular urea and nitric acid. REMC also sells purified food-grade liquid carbon dioxide captured in the manufacturing process.

REMC produces nitrogen products that are currently in high demand by the American farmer and industrial users. These products are critical in the production of corn and other coarse grains. From time to time, we consider opportunities to enhance the efficiency of the East Dubuque Plant to further capitalize on the strong demand for fertilizer in the corn-belt region. We have also completed design and engineering work required to convert REMC from using natural gas as a feedstock to using syngas from coal gasification should economic and public policy factors favor the conversion. As our primary strategy is focused on synthetic fuels, we do not currently intend to develop or buy new fertilizer-only plants, although fertilizer may be a co-product in future plants.
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
Seasonality
Results of operations for the interim periods are not necessarily indicative of results to be expected for the year primarily due to the impact of seasonality on the sales at REMC. Our nitrogen products manufacturing segment and our customers’ businesses are seasonal, based on planting, growing and harvesting cycles. The following table shows product tonnage shipped by quarter for the last three fiscal years and the six months ended March 31, 2009 including periods prior to our acquisition of the East Dubuque Plant in April 2006.

	For the Fiscal Years Ended September 30,
	Thousands of Tons (000’s)
	2009	2008	2007	2006
First Quarter	115	171	160	78
Second Quarter	65	103	77	74
Third Quarter	n/a	170	209	172
Fourth Quarter	n/a	199	125	167

Total Tons Shipped for Fiscal Year	180	643	571	491

As reflected in the table, the third fiscal quarter typically had the highest volume of tons shipped, which corresponds to end-user application of fertilizer products during the spring. The first fiscal quarter typically had the next highest volume of tons shipped, which corresponds to end-user application of fertilizer products after the fall harvest.
The decrease in the volume of shipments for the first quarter of fiscal 2009 as compared with prior years was due to a short application season in the fall of 2008. The rain-delayed spring 2008 planting season delayed the fall harvest. Then the early onset of winter weather resulted in a short time period after the late fall harvest that limited the fall fertilizer application. The limited consumption in the fall resulted in a high volume of product stored by distributors reducing their need to increase their inventory levels in advance of spring.

As a result of the seasonality of shipments and sales, we experience significant fluctuations in our revenues, income and net working capital levels from quarter to quarter. Weather conditions can significantly affect quarterly results. Our receivables and deferred revenues are seasonal since our customers operate on a crop year basis. Significant amounts of our products are pre-sold for later shipment, and the timing and amount of down payment as a fraction of the total contract price may vary with market conditions. The variation in these contract terms may add to the seasonality of our cash flows and working capital.
Significant Customer
On April 26, 2006, the Company’s subsidiary, Rentech Development Corporation, entered into a Distribution Agreement with Royster-Clark Resources, LLC, who subsequently assigned the agreement to Agrium. The Distribution Agreement is for a ten year period, subject to renewal options. Pursuant to the Distribution Agreement, Agrium is obligated to use commercially reasonable efforts to promote the sale of, and solicit and secure orders from its customers for nitrogen fertilizer products manufactured at the East Dubuque Plant, and to purchase from the Company’s subsidiary, REMC, nitrogen fertilizer products manufactured at the facility for prices to be negotiated in good faith from time to time. For the six months ended March 31, 2009 and 2008, the Distribution Agreement accounted for 84% and 82%, respectively, of consolidated net revenues from continuing operations. As of March 31, 2009 and September 30, 2008, 78% and 88%, respectively, of the total consolidated accounts receivable balance of the Company was represented by amounts due from Agrium. REMC employs personnel who negotiate sales with other customers and certain of these transactions are not subject to the terms of the Distribution Agreement.
Under the Distribution Agreement, REMC pays commissions to Agrium not to exceed $5.0 million per year as calculated on applicable gross sales. The yearly period, as defined in the agreement, runs from May to the following April. The commission rate was 2% during the first year of the agreement and the rate increases by one percentage point on each anniversary date of the agreement up to a maximum rate of 5%. For the six months ended March 31, 2009 and 2008, the effective commission rates associated with sales under the Distribution Agreement were 1.2% and 2.8%, respectively. For fiscal 2009, commissions reached the $5.0 million maximum near the beginning of the quarter ended December 31, 2008, decreasing the effective commission rate. On the Consolidated Statement of Operations, product sales revenue is presented net of the gross product sales and commissions.
Unionized Employees
REMC employs certain workers that are members of the United Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”) Local No. 1391. At March 31, 2009, 61% of REMC’s employees were subject to a collective bargaining agreement. On October 17, 2006 members of the UAW Local No. 1391 ratified a six year agreement that is effective until October 17, 2012.
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
Market Risk
The Company is impacted by a number of market risk factors. The primary raw material component of the nitrogen products manufactured at the East Dubuque Plant is natural gas. Market risks are associated with the prevailing prices for natural gas and the finished goods that are produced. The Company also has debt obligations with market risks associated with variable interest rates. In addition, the Company invested a portion of its cash in auction rate securities which are currently subject to market conditions limiting the opportunity to liquidate these holdings. Refer to Note 4 to the Consolidated Financial Statements for more information.
Fair Value of Financial Instruments
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value. Fair values of receivables, other current assets, accounts payable, accrued liabilities and other current liabilities are assumed to approximate carrying values for these financial instruments since they are short-term in nature and are receivable or payable on demand. The Company’s borrowings under the Senior Credit Agreement, as further described in Note 8, approximate the fair value as supported by its amendment during the second quarter of fiscal 2009. The Company’s mortgage debt is recorded at carrying cost, which approximates the unpaid principal balance of the loan. The Company’s Convertible Notes are recorded at cost, and the fair value is disclosed in Note 9. The estimates of fair value provided are not necessarily indicative of the amounts the Company could realize upon the purchase or refinancing of such instruments.

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
Through much of fiscal 2008, the fair value of available for sale securities was estimated by our investment custodians using market rates and their proprietary pricing models. As of March 31, 2009 and September 30, 2008, in the absence of any readily available pricing model or market-based valuation, the fair value amount of available for sale securities was estimated to be the midpoint between the principal amount of the line of credit collateralized by the portfolio and the principal amount of the line of credit plus an exposure factor that limited aggregate borrowings of the portfolio. Refer to Note 4 to the Consolidated Financial Statements for more information.
Revenue Recognition
Product sales revenues from our nitrogen products manufacturing segment are recognized when the customer takes ownership upon shipment from the East Dubuque Plant or its leased storage facility and assumes risk of loss; collection of the related receivable is probable; persuasive evidence of a sale arrangement exists; and the sales price is fixed or determinable. Management assesses the business environment, the customer’s financial condition, historical collection experience, accounts receivable aging and any customer disputes to determine whether collectability is reasonably assured. If collectability is not considered reasonably assured at the time of sale, the Company does not recognize revenue until collection occurs.
Natural gas, though not purchased for the purpose of resale, is occasionally sold under certain circumstances. Natural gas is sold when contracted quantities received are in excess of production requirements and storage capacities, in which case the sales proceeds are recorded as a revenue and the related cost is recorded as a cost of sale. Separately, natural gas may also be sold to a third party with a simultaneous gas purchase by the Company of the same quantity at a lower gas price in order to realize a reduction of raw material cost. In this case, the amount recorded as a cost of sale is composed of the difference between the cost of the gas that was sold and the cost of gas that was simultaneously purchased.
Our alternative fuels segment recognizes revenues from technical services agreements as the services are provided and also recognizes rental income from the rental of a portion of one of our buildings per the terms of the lease agreement.
Deferred Revenue
The Company records deferred revenue upon execution of product pre-sale contracts, which create obligations for shipment of product within a specified period of time in the future. The terms of these product pre-sale contracts require payment in advance of shipment. The Company records a receivable upon execution of the contract to the extent that the related cash payment has not been received. All pre-sale contracts are paid in full before product is shipped, however, the amount and timing of these advance payments vary by contract. The Company recognizes revenue related to the contracts and relieves deferred revenue when products are shipped. A significant portion of revenue recognized during any period may be related to product pre-sale contracts, for which some or all of the cash may have been collected during an earlier period, with the result that a significant portion of revenue recognized during a period may not generate cash receipts during that period or future periods. As of March 31, 2009 and September 30, 2008, deferred revenue was $90,000,000 and $120,709,000, respectively.
Cost of Sales
Cost of sales is primarily comprised of manufacturing costs related to the Company’s nitrogen fertilizer products. Cost of sales expenses include: direct materials, direct labor, indirect labor, employee fringe benefits, depreciation on plant machinery, inventory write downs, and other costs.

Natural Gas
The Company enters into short-term contracts to purchase physical supplies of natural gas in fixed quantities at both fixed and indexed prices. Our practice is to purchase in advance, at fixed prices for future delivery, quantities of natural gas estimated to match the quantities needed to manufacture the products sold under pre-sale contracts. We anticipate that we will physically receive the contract quantities and use the natural gas in the production of fertilizer and industrial products or sell the natural gas with a simultaneous purchase of the same quantity at a lower gas price in order to realize a reduction of raw material cost. We believe it probable that the counterparties will fulfill their contractual obligations when executing these contracts.
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
Inventories are stated at the lower of cost or estimated net realizable value. The cost of inventories is determined using the first-in first-out method. The estimated net realizable value is based on customer orders, market trends and historical product pricing. The Company performs an at least quarterly analysis of its inventory balances to determine if the carrying amount of inventories exceeds net realizable value. If the carrying amount exceeds the estimated net realizable value, the carrying amount is reduced to the estimated net realizable value. Inventories are also periodically reviewed to determine if a reserve for obsolete, deteriorated, excess or slow moving items is required, and as of March 31, 2009 and September 30, 2008, no such inventory reserve was necessary. The Company allocates fixed production overhead costs to inventory based on the normal capacity of its production facilities and unallocated overhead costs are recognized as expense in the period incurred. See Note 6 to the Consolidated Financial Statements for more information.
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
Spare Parts
Spare parts are maintained by REMC to reduce the length of possible interruptions in plant operations from an infrastructure breakdown at the East Dubuque Plant. The spare parts may be held for use for many years before the parts are used. As a result, they are capitalized as a fixed asset at cost and depreciated on a straight-line basis over the useful life of the related equipment until the spare parts are installed. When spare parts are utilized, the net book values of the assets are charged to earnings as a cost of sale. Periodically, the spare parts are evaluated for obsolescence and impairment, and if the value of the spare parts is impaired, it is charged against earnings.
Cash and Cash Equivalents
The Company considers highly liquid investments purchased with original maturities of three months or less, money market accounts and deposits in financial institutions as cash equivalents. Cash equivalents are recorded at cost, which approximates fair value.
Restricted Cash
Restricted cash is comprised of cash that has been pledged as collateral for future tax liabilities that may arise as a result of the November 2006 sale of Petroleum Mud Logging, Inc., and cash that is collateral to secure an outstanding letter of credit which backs a portion of the Company’s obligations under its lease for office space in Los Angeles. Restricted cash pledged for less than one year is classified as a short-term asset and restricted cash that has been pledged as collateral for over one year is classified as a long-term asset.

Available for Sale Securities
The Company classifies its securities as available for sale in accordance with the SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” These investments include auction rate securities and money market securities. Available for sale securities are classified as current or noncurrent based on the Company’s ability to readily redeem the securities into cash for current operations. The Company adopted the provisions of SFAS No. 157 and FASB (“Financial Accounting Standards Board”) Staff Position (“FSP”) No. 157-3 and has evaluated the fair value of the investment portfolio per this prescribed hierarchy. The Company reports its available for sale securities at fair value with the unrealized losses reported in other comprehensive loss and excluded from earnings. The Company recognizes an impairment charge when there is a decline in the estimated fair value of its investments below the cost basis and such decline is not considered to be temporary. The specific identification method is used to determine the cost of investments disposed of. Refer to Note 4 to the Consolidated Financial Statements for more information.
Accounts Receivable
Trade receivables are initially recorded at fair value based on the sale of goods to customers and are stated net of allowances. Product pre-sale contract receivables are recorded upon execution of sales contracts, which create an obligation for shipment of a product within a specified period of time in the future. The terms of these product pre-sale contracts require payment in advance of shipment. Deferred revenue is recorded upon execution of product pre-sale contracts. Deferred revenue is recognized as revenue when customers take ownership of the product upon shipment from the East Dubuque Plant or its leased facility. Product pre-sale contract receivables that are deemed uncollectable, based on our allowance for doubtful accounts policy, are written off against deferred revenue.
Allowance for Doubtful Accounts
The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. The Company reviews its allowance for doubtful accounts quarterly. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.
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
Significant renewals and betterments are capitalized. Costs of maintenance and repairs are expensed as incurred. When property, plant and equipment is retired or otherwise disposed of, the asset and accumulated depreciation are removed from the accounts and the resulting gain or loss is reflected in continuing operations.

Construction in Progress
We track project development costs and capitalize those costs after a project has completed the scoping phase and enters the feasibility phase. In accordance with SFAS No. 34, “Capitalization of Interest”, we capitalize a portion of the interest expense we incur on our debt until the asset is placed in service. The amount of capitalized interest recorded for any period is based on the carrying amount of the construction in progress asset excluding any previously accumulated capitalized interest. We also capitalize costs for improvements to the existing machinery and equipment at our East Dubuque Plant. We do not depreciate construction in progress costs until the underlying assets are placed into service.
We suspended development on the conversion of the East Dubuque Plant during the first quarter of fiscal 2008, and as a result, capitalized costs related to the conversion were impaired under SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” There was no impairment recognized on any project during the first or second quarter of fiscal 2009.
Long-Lived Assets
Long-lived assets, construction in progress and identifiable intangibles are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected future cash flow from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized and measured using the asset’s fair value. In the first six months of fiscal 2008, the Company recognized an impairment loss of $9,075,000 on assets associated with the suspended development of the conversion at the East Dubuque Plant. No impairment was recorded in the first or second quarter of fiscal 2009. Refer to Note 7 to the Consolidated Financial Statements for additional information.
Licensed Technology and Technology Rights
Licensed technology represents costs incurred by the Company in fiscal 1993 primarily for the retrofit of a facility used for demonstrating the Company’s proprietary technology to prospective licensees. These capitalized costs were carried at the lower of amortized cost or net realizable value and were amortized using the straight-line method over fifteen years. The Company recorded $0 and $114,000 in amortization expense for licensed technology during the six months ended March 31, 2009 and 2008, respectively. Licensed technology became fully amortized during fiscal 2008.
Technology rights were recorded at cost and amortized using the straight-line method over a ten-year estimated life. Technology rights became fully amortized during fiscal 2007.
Advance for Equity Investment
On May 25, 2007, the Company entered into a development cost sharing and equity option agreement with Peabody Venture Fund, LLC (“PVF”). Under the agreement, PVF agreed to fund the lesser of $10.0 million or 20% of the development costs for our proposed conversion project at the East Dubuque Plant. In consideration for PVF’s payment of development costs, we granted PVF an option to purchase up to 20% of the equity interest in the project for a purchase price equal to 20% of the equity contributions made to the project at the closing of the project financing, less the amount of development costs paid by PVF as of such time. In the first quarter of fiscal 2008, the Company’s Board of Directors decided to suspend development of the conversion of the East Dubuque Plant. Neither the Company nor PVF have terminated the Equity Option Agreement, and as such, the liability for the advance for equity investment remains on the Consolidated Balance Sheet as of March 31, 2009. Refer to Note 10 to the Consolidated Financial Statements for more information.
Stock-Based Compensation
Effective October 1, 2005, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment” using the modified-prospective transition method. Under the transition method, stock-based compensation expense includes compensation expense for all stock-based compensation awards granted subsequent to September 30, 2005 based on grant-date fair value estimated in accordance with the provisions of SFAS 123(R) and Staff Accounting Bulletin (“SAB”) 107. Refer to Note 12 to the Consolidated Financial Statements for more information.

Leases
The Company evaluates its lease agreements to determine if they should be capitalized or expensed. As of March 31, 2009 and 2008, the Company had not executed any lease agreements that meet the criteria of a capital lease and therefore all lease costs were expensed. Refer to Note 10 to the Consolidated Financial Statements for more information.
Advertising Costs
The Company recognizes advertising expense when incurred. Advertising expense was not significant for the six months ended March 31, 2009 and 2008.
Research and Development Expenses
Research and development expenses include direct materials, direct labor, indirect labor, fringe benefits and other costs incurred to develop and refine certain technologies employed in each respective operating segment. These costs are expensed as incurred.
Our technology activities are centered at the PDU site, where we have skilled technical, engineering and operating teams that work at our development and testing laboratories. The laboratory contains equipment and support facilities that provide us with resources for the continued development and testing of the Rentech Process as well as complementary technologies for additional applications and performance enhancements. In addition, the facilities allow us to conduct online analysis of feedstocks and products. The PDU is instrumental in our research and development efforts as well as in providing samples of our products to potential customers for commercial product off-take agreements.
During the second quarter of fiscal 2009, we incurred research and development expenses of $3,930,000 as compared to $22,094,000 during the second quarter of fiscal 2008. Research and development expenses in the second quarter of fiscal 2008 attributed to construction of the PDU were $16,858,000. Research and development expenses in the current period were primarily attributable to work on advanced catalysts, catalyst separation from crude wax, process optimization, and product upgrading with a lesser amount of costs associated with maintenance of and improvements to the PDU.
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
Comprehensive Loss
Comprehensive loss is comprised of two components: net loss and other comprehensive loss which includes all changes to the Consolidated Statement of Stockholders’ (Deficit) Equity, except those changes made due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the six months ended March 31, 2009 and 2008, the Company’s other comprehensive loss was $0 and $783,000, respectively, due to unrealized losses on our available for sale securities portfolio which is shown within the non-cash investing and financing activities on the Consolidated Statement of Cash Flows. For these same periods, our total comprehensive losses were $20.9 million and $47.0 million, respectively.

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
For the quarters ended March 31, 2009 and 2008, certain shares as detailed below were excluded in the computation of diluted loss per share because their effect was anti-dilutive.

	As of
	March 31,	March 31,
	2009	2008
	(Unaudited)
	(Shares, in Millions)
Stock options	3.1	3.8
Stock warrants	16.8	13.4
Restricted stock units	2.5	1.0
Convertible debt	14.3	14.7

Total	36.7	32.9

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
In October 2008, the FASB issued Staff Position (“FSP”) No 157-3, “Determining the Fair Value of a Financial Asset when the Market for that Asset is not Active” which clarified the application of SFAS No. 157 in the determination of the fair value of a financial asset when a market for that asset is not active. The provisions of FSP No. 157-3 are effective for the Company’s financial assets and liabilities for the fiscal period beginning with this quarterly report. The adoption of FSP No. 157-3 for financial assets and liabilities did not have an impact on the Company’s Consolidated Financial Statements. Refer to the Note 4 to the Consolidated Financial Statements for further information.
In April 2009, various additional pronouncements were issued regarding fair value accounting. These included the following: FSP FAS 107-1 and Accounting Principles Board Opinion (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments”; FASB Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”; FASB Staff Position No. FAS 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”; and FASB Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. These pronouncements provide additional guidance and clarify the application of SFAS No. 157 in the determination of the fair value of a financial assets subject to particular conditions. The provisions of these pronouncements are required for the Company’s financial assets and liabilities for the fiscal period ending June 30, 2009. The Company is evaluating the provisions of these pronouncements and the potential impact on the Company’s consolidated financial position, results of operations and disclosures.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with the objective of improving financial reporting by mitigating volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of SFAS No. 159 were effective for the Company’s fiscal year beginning October 1, 2008. The Company has evaluated the provisions of this statement and SFAS No. 159 did not have a material impact on the Company’s consolidated financial position, results of operations and disclosures.

Note 3 — Discontinued Operations
Effective August 1, 2005, the Company sold its 56% ownership interest in REN Testing Corporation (“REN”) to REN Holding Corporation, (“RHC”) an Oklahoma corporation, consisting of a management group previously involved in REN. The sales price of the transaction was $1,175,000, payable in the form of earn-out payments based on RHC’s cash receipts for sales and services from REN’s customers. The earn-out payments are based on 5% of REN’s qualified cash receipts up to the first $2,500,000 per year and 10% of qualified cash receipts in excess of $2,500,000 per year. The earn-out payment will continue indefinitely until Rentech collects the $1,175,000. We recorded a reserve against the earn-out receivable due to uncertainty surrounding the estimation of collections. As of March 31, 2009 and September 30, 2008, the Company had collected $461,000 and $396,000, respectively, and had recorded a receivable for the remaining amount with a compensating reserve of the same amount. Therefore, as cash is collected, it is recorded as gain on sale of discontinued operations on the Consolidated Statement of Operations. Pursuant to the terms of the agreement, the buyer was responsible for all contingent liabilities that existed or might be incurred after the date of disposal.
Note 4 — Available for Sale Securities
The Company’s available for sale securities are primarily auction rate securities which invest in long-term investment grade obligations purchased at par. Prior to fiscal 2008, these investments were classified as short-term investments and the trading of auction rate securities took place through a descending price auction occurring in 7, 28 and 35 day cycles with the interest rate reset at the beginning of each holding period. At the end of each holding period the interest was paid to the investor. The Company recorded the interest when earned as interest income in the accompanying Consolidated Statements of Operations.
During fiscal 2008, conditions in the global credit markets prevented us and other investors from liquidating holdings of auction rate securities because the amount of securities submitted for sale at auction exceeded the amount of purchase orders for such securities. As a consequence of the failed auctions, the investments are not readily convertible to cash until a future auction of these investments occurs, the underlying securities are redeemed by the issuer or the underlying securities mature. As of March 31, 2009, the scheduled maturity dates for the underlying securities ranged from January 2025 to December 2050. During the second quarter of fiscal 2008, we reclassified our available for sale securities from current assets to noncurrent assets because the Company was unable to readily redeem these securities into cash for current operations.
In May 2008, we executed a line of credit with the custodian of our available for sale securities. In September 2008, the line of credit was assumed by Barclays Capital, Inc. (“Barclays”). The line of credit provides for aggregate borrowings of up to $5,000,000 and such loans are secured by our available for sale securities. Borrowings under the line of credit accrue interest at the rate of LIBOR plus 1.50%. Under the terms of the line of credit, the Company is not subject to any covenants and there is no maturity date, but outstanding balances are payable on demand. As of March 31, 2009, $4,638,000 was outstanding under the line of credit which is shown as a current liability because it is payable on demand. The balance of the line of credit was reduced by $68,000 during the second quarter of fiscal 2009 as a result of interest earned on the securities that was applied to the outstanding balance of the loan.
As of September 30, 2008, we estimated the fair value of our available for sale securities at $6,000,000 based on the midpoint of a range of potential values. Market prices for auction rate securities are not available since there is no such market presently operating and neither the Company nor our custodian have a model to price individual holdings or the portfolio in aggregate. Since there were no changes in our holdings during the first six months of fiscal 2009, as of March 31, 2009, management kept the estimated fair value of our available for sale securities at $6,000,000.
The Company evaluated the portfolio against the provision of SFAS No. 157 and FSP No. 157-3. The Company believes that its use of Level 3 inputs for our available for sale securities was required due to the absence of market activity and other observable pricing as of the measurement date. The following table presents the fair value hierarchy for the Company’s financial assets measured at fair value on a recurring basis as of March 31, 2009 based on the input levels as defined in SFAS No. 157:

As of March 31, 2009
(Unaudited)
(Thousands)
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

The following table shows a reconciliation of the Company’s available for sale securities which are measured at fair value on a recurring basis using Level 3 inputs as the dates of the Consolidated Balance Sheets:

(Thousands)
Beginning balance, September 30, 2008	$6,000
Net purchases and sales (1)	—
Total gains or losses for the period (1)	—
Other than temporary impairment (1)	—

Ending balance, March 31, 2009 (1)	$6,000

(1)	Unaudited.
Note 5 — Accounts Receivable
Accounts receivable includes both trade receivables and product pre-sale contract receivables and consisted of the following:

	As of
	March 31,	September 30,
	2009	2008
	(Unaudited)	(Audited)
	(Thousands)
Product pre-sale contracts receivable for nitrogen products	$774	$57,901
Trade receivables from nitrogen products	3,893	12,528
Trade receivables from development of alternative fuels	131	877

Total accounts receivable, gross	4,798	71,306
Allowance for doubtful accounts on trade accounts receivable	(126)	(692)

Total accounts receivable, net	$4,672	$70,614

The reduction to both product pre-sale contract receivables and trade receivables was due to the receipt of customer payments during fiscal 2009. The trade receivable for alternative fuels and the associated allowance for doubtful accounts were decreased during the second quarter of fiscal 2009 for a receivable that was determined to be uncollectable.
Note 6 — Inventories
Inventories consisted of the following:

	As of
	March 31,	September 30,
	2009	2008
	(Unaudited)	(Audited)
	(Thousands)
Finished goods	$27,319	$17,260
Raw materials	1,435	12,231

Total inventory	$28,754	$29,491

Natural gas inventory is composed of the following: payments for natural gas in advance of delivery as required in the contracts; additional prepayments under these purchase contracts in the event that market prices fall below the purchase price in the contracts; a minimal quantity of natural gas held in storage; and period-end reductions to net realizable value, as necessary. As of March 31, 2009, the Company had made $1,155,000 in prepayments of natural gas for future delivery.
We recognize inventory valuation reductions when the purchase prices of our natural gas inventory contracts exceed market value. For the three and six months ended March 31, 2009, the total inventory valuation reductions were $5,861,000 and $15,976,000, respectively. The write down of the natural gas inventory value was recorded as an expense within cost of sales on the Consolidated Statements of Operations.

Note 7 — Property, Plant and Equipment and Construction in Progress
Property, plant and equipment consisted of the following:

	As of
	March 31,	September 30,
	2009	2008
	(Unaudited)	(Audited)
	(Thousands)
Land	$1,931	$1,904
Buildings and building improvements	10,953	10,902
Machinery and equipment	63,725	59,263
Furniture, fixtures and office equipment	862	862
Computer equipment and computer software	3,783	3,528
Vehicles	172	172
Leasehold improvements	441	441

	81,867	77,072
Less accumulated depreciation	(25,052)	(20,760)

Total depreciable property, plant and equipment, net	$56,815	$56,312

Construction in progress consisted of the following:

	As of
	March 31,	September 30,
	2009	2008
	(Unaudited)	(Audited)
	(Thousands)
Construction in progress for projects under development	$16,294	$15,432
Accumulated capitalized interest costs related to projects under development	1,488	626
Construction in progress for machinery and equipment	2,851	3,490

Total construction in progress	$20,633	$19,548

In June 2008, the Company acquired the land and all of the remaining assets, consisting primarily of buildings, of a former paper manufacturing site for a purchase price of approximately $9.5 million. We intend to use the site located in Adams County, Mississippi near the city of Natchez for a proposed fossil project (the “Natchez Project”). The land, acquired buildings, capitalized interest and ongoing development costs incurred through March 31, 2009 associated with this project totaling $17,469,000 were included in construction in progress since they have not yet been placed in service.
During the first quarter of fiscal 2008, we suspended the conversion of the East Dubuque Plant. Concurrent with the decision to suspend the East Dubuque Plant conversion, management evaluated the affected assets for potential impairment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. These assets included costs to date on the REMC conversion project recorded within construction in progress and a land purchase option recorded within other assets and deposits. In the first and second quarter of fiscal 2008, additional costs incurred in winding down the REMC conversion project were recorded to construction in progress with a corresponding impairment loss of $9,075,000. The impairment was shown as a component of income from continuing operations within the alternative fuels segment. This project was fully impaired during fiscal 2008. During the second quarter of fiscal 2008, we recovered $1,364,000 of payments made to a vendor on the REMC conversion project which were subsequently applied to unpaid invoices from the same vendor on projects other than the conversion of the East Dubuque Plant.

Note 8 — Debt
On June 13, 2008, Rentech and its subsidiary REMC executed a $53,000,000 amended and restated credit agreement (the “Senior Credit Agreement”) by and among REMC as the borrower, Rentech as a guarantor and Credit Suisse, Cayman Islands Branch (“Credit Suisse”), as administrative agent and collateral agent and the lenders party thereto, which replaced our prior $26,500,000 credit agreement dated May 30, 2008. The obligations under the Senior Credit Agreement are secured by substantially all of our assets and the assets of most of our subsidiaries, including pledges of equity and a mortgage in real property. The Senior Credit Agreement consists of a term loan that matures on May 29, 2010, with an option, subject to certain conditions and fees, to extend to May 29, 2011. The remaining principal balance of the term loan will be due and payable in full on the maturity date. At March 31, 2009, our outstanding principal borrowings were $45,013,000.
On January 14, 2009, REMC entered into the First Amendment to Amended and Restated Credit Agreement and Waiver (“Amendment and Waiver”) which among other things, revised the covenant regarding mandatory prepayments of the loan. The Senior Credit Agreement required mandatory prepayments of principal in an amount equal to 100% of any distributions or loans from REMC to the Company (“Cash Outlays”). The Amendment and Waiver provides that, beginning and including December 23, 2008, mandatory matching prepayments of principal will equal 25% of the first $22.0 million of Cash Outlays. Thereafter, on all Cash Outlays above the first $22.0 million, through and including September 30, 2009, matching prepayments of principal will equal 75% of all Cash Outlays. Beginning on October 1, 2009, matching required prepayments of principal will revert to an amount equal to 100% of all Cash Outlays.
Beginning and including February 1, 2009, the Amendment and Waiver gave REMC the option to defer up to an aggregate amount of $5.0 million of matching prepayments (the “Deferral Facility”) through April 30, 2009, at which time any outstanding balance of the Deferral Facility must be paid in full. During the second quarter of fiscal 2009, Cash Outlays from REMC to the Company were $16,000,000 which required principal prepayments of $4,000,000. Of this amount, we paid $2,375,000 to the lenders and deferred repayment of the remaining $1,625,000 pursuant to the Deferral Facility. As of March 31, 2009, the amount used under the Deferral Facility was $1,625,000 which was classified as a current liability since it must be repaid by April 30, 2009.
Subsequent to March 31, 2009, Cash Outlays from REMC to the Company were $7,000,000 which required principal payments of $2,975,000 which we classified as a current liability as of March 31, 2009. In April 2009, we paid $4,600,000 to the lenders which included the required principal prepayment as well as repayment of the $1,625,000 balance under the Deferral Facility. The Company currently anticipates additional Cash Outlays and partially matching prepayments to be made during the year. The Company is evaluating alternatives to fund its working capital needs for fiscal 2009. There is substantial uncertainty about the timing and amount of funds that may be sourced from Cash Outlays and required matching principal payments, and the amount of debt under the Senior Credit Agreement that might be paid down over the next twelve months. The Consolidated Balance Sheet, as of March 31, 2009, presents the current portion of debt as amounts repaid after March 31, 2009 and before the filing date.
Under the Amendment and Waiver, REMC’s minimum liquidity requirement has been reduced to $7.5 million, except during February, March and April of any fiscal year when the minimum liquidity requirement is $5.0 million. As of March 31, 2009, we were in compliance with all covenants under the Senior Credit Agreement.
In addition to an increase in interest rates and certain fees to the lenders and its advisors, as further consideration for the Amendment and Waiver, we sold to Credit Suisse Management LLC, SOLA LTD and Solus Core Opportunities Master Fund Ltd., for an aggregate issue price of approximately $50,000, warrants to purchase 4,993,379 shares of the Company’s common stock, or 3% of Rentech’s outstanding shares at the time of issuance. The exercise price of $0.92 per share for each warrant was a 20% premium above the weighted average price for the Company’s stock over the 10 trading days preceding the January 14, 2009 closing date of the Amendment and Waiver. Seventy five percent of the warrants were immediately exercisable and expire 5 years from the grant date. The remaining 25% of the warrants will expire on the earlier of (a) the maturity date of the Term Loan, or (b) the date on which the Term Loan is repaid in full, so long as such repayment date occurs before June 30, 2009. This portion of the warrants does not vest and become exercisable until July 1, 2009. The fair value of the warrants was calculated using the Black-Scholes option-pricing model at $1,626,000. The fair value of the warrants was recorded as a discount on the debt and is being amortized to interest expense over the remaining contractual term of the debt using the effective interest method.

Long-term debt consists of the following:

	As of
	March 31,	September 30,
	2009	2008
	(Unaudited)	(Audited)
	(Thousands)
Face value of term loan under the Senior Credit Agreement	$45,013	$53,000
Less unamortized discount	(1,222)	(—)

Book value of terms loan under the Senior Credit Agreement	43,791	53,000
Less current portion	(4,600)	(—)

Term loan, long-term portion	$39,191	$53,000

Mortgage dated February 8, 1999; monthly principal and interest payments of $7 with interest of 6.5%; unpaid principal and accrued interest due March 1, 2029; collateralized by land and building	$941	$953
Less current portion	(23)	(23)

Mortgage debt, long-term portion	$918	$930

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

	As of
	March 31,	September 30,
	2009	2008
	(Unaudited)	(Audited)
	(Thousands)
Convertible senior notes	$57,500	$57,500
Less unamortized deferred financing charges	(508)	(571)

Long-term convertible debt to stockholders	$56,992	$56,929

Prepaid debt issuance costs on convertible senior notes	$2,168	$2,435
Upon achievement of the conversion criteria, the notes may be converted into 14,332,002 shares of common stock.
Based on the market price of the 4.00% Convertible Senior Notes, the estimated fair value was approximately $10.6 million as of March 31, 2009.

Note 10 — Commitments and Contingencies
Employment Agreements
The Company has entered into various employment agreements with certain members of senior management with expirations ranging from April 2009 through December 2011, subject to automatic one-year renewal terms, for some agreements, unless either the Company or the officer gives timely written notice of termination prior to the end of the term. The employment agreements set forth annual salaries to the officers that range from $171,000 to $419,000, subject to discretionary increases and performance criteria. Certain of the employment agreements also provide for severance payments upon termination or non-renewal other than for cause ranging from salary for the remaining term of the agreement to two years of salary and a specified bonus. As of March 31, 2009, the Company’s total estimated future obligations under employment agreements for the twelve months ending March 31, 2010 is $1,392,000, assuming the officers’ employment agreements are not terminated prior to the end of the twelve-month period.
Natural Gas Agreements
Our policy and our practice is to enter into purchase contracts for natural gas in conjunction with prepaid contract sales in order to lock in gross margin and reduce our exposure to changes in the market prices for natural gas and nitrogen fertilizer products. We have entered into multiple fixed quantity natural gas supply contracts for various delivery dates through May 31, 2009. The commitments for natural gas purchases consist of the following:

	As of
	March 31,	September 30,
	2009	2008
	(Unaudited)	(Audited)
	(Thousands)
MMBTU’s under fixed priced contracts	661	3,036
MMBTU’s under index priced contracts	281	—

Total MMBTU’s under contracts	942	3,036

Commitments to purchase natural gas	$3,429	$34,505
Weighted average rate per MMBTU based on the fixed rates and the indexes applicable to each contract	$3.64	$11.37
We are required to make additional prepayments under these purchase contracts in the event that market prices fall below the purchase prices in the contracts. All prepayments against natural gas contracts were reflected within the balance of raw material inventory due to the specific performance requirement of the natural gas delivery commitment. Subsequent to March 31, 2009, we entered into additional fixed quantity natural gas supply contracts at fixed and indexed prices for various delivery dates through May 31, 2009. The total MMBTU’s associated with these additional contracts was 676,000 and the total amount of the purchase commitments was $2,052,000, resulting in a weighted average rate per MMBTU of $3.04.
Development Cost Sharing and Equity Option Agreement
On May 25, 2007, the Company entered into a development cost sharing and equity option agreement with Peabody Venture Fund, LLC (“PVF”). Under the agreement, PVF agreed to fund the lesser of $10.0 million or 20% of the development costs for our proposed conversion project at the East Dubuque Plant. In consideration for PVF’s payment of development costs, we granted PVF an option to purchase up to 20% of the equity interest in the project for a purchase price equal to 20% of the equity contributions made to the project at the closing of the project financing, less the amount of development costs paid by PVF as of such time. Through September 30, 2007, the net proceeds from PVF under this agreement were $8,799,000, which was recorded as an advance for equity investment on the Consolidated Balance Sheets. In the first quarter of fiscal 2008, a partial reimbursement to PVF of $907,000 occurred bringing the net total received to $7,892,000. In the first quarter of fiscal 2008, the Company’s Board of Directors decided to suspend development of the conversion of the East Dubuque Plant. However, neither the Company nor PVF have terminated the Equity Option Agreement, and as such, the liability for the advance for equity investment remains on the Consolidated Balance Sheet as of March 31, 2009.

Operating Leases
The Company’s executive offices are located in Los Angeles, California under a non-cancelable operating lease which expires in June 2010. The Company’s other principal office space in Denver, Colorado is leased under a non-cancelable operating lease, which expires on October 31, 2009, with a renewal option for an additional five years. REMC leases a portion of a storage facility from a third party under which REMC pays both a fixed rent component and variable rent component based on the amount of storage volume used. The Company also has various operating leases, which expire through March 2012. Total lease expense for the six months ended March 31, 2009 and 2008 was approximately $734,000 and $492,000, respectively. The Company did not enter into any new operating lease agreements, or change the terms or terminate any current operating lease agreements during the quarter ended March 31, 2009. The increase in lease expense in the current fiscal year from the prior fiscal year was primarily due to charges incurred by REMC for the variable rent component of the storage facility.
Retirement Plans
On January 1, 1998, the Company established a 401(k) plan. Employees who are at least 18 years of age are eligible to participate in the plan and share in the employer matching contribution. The Company is currently matching 75% of the first 6% of the participant’s salary deferrals. In addition, all participants who have completed 1,000 hours of service and who are employed on the last day of the plan year are eligible to share in the non-matching employer contributions. Employer matching and non-matching contributions vest immediately in years in which the plan is not top heavy. During years in which the plan is top heavy, employer matching and non-matching contributions vest 100% after three years of service. The Company contributed $162,000 and $176,000 to the plan for the three months ended March 31, 2009 and 2008.
Litigation
In the normal course of business, the Company is party to litigation from time to time. The Company maintains insurance to cover certain actions and believes that resolution of such litigation will not have a material adverse effect on the Company.
Note 11 — Stockholders’ Equity
During the three months ended March 31, 2009, there were no exercises of stock options or warrants. The Company issued 257,000 shares of common stock in settlement of restricted stock units (“RSU’s”) which vested during this period.
During February 2009, the Company issued 25,000 shares of common stock to an individual professional services provider for the achievement of certain performance milestones.
During February 2008, the Company sold 400,000 shares of restricted common stock to an individual professional services provider for cash of $2,000 and notes receivable of $606,000. Continued ownership of the stock was subject to the service provider having met specified performance milestones by December 31, 2008. During the first quarter of fiscal 2009, the service provider informed us that the specified performance milestones would not be achieved. In December 2008, the Company repurchased all 400,000 shares for the price at which the shares had been sold. The Company accounted for the repurchase under EITF Issue No. 96-18, “Accounting for Equity Instruments that are issued to other than employees for Acquiring, or in Conjunction with Selling, Goods or Services” resulting in the reversal of $380,000 of previously recognized marketing expense, a corresponding reversal of the accrued liability under Restricted Stock Awards, the reversal of the contra-equity notes receivable and the reversal of associated common stock and additional paid-in capital.

Note 12 — Accounting for Stock-Based Compensation
SFAS 123(R) requires all share-based payments, including grants of stock options, be recognized in the statement of operations as an operating expense, based on their fair values at the time of the grant. The Company elected to utilize the modified-prospective transition method as permitted by SFAS 123(R). Under this transition method, stock-based compensation expense for all fiscal periods subsequent to the adoption of SFAS 123(R) includes compensation expense for all stock-based compensation awards granted subsequent to September 30, 2005, based on estimated grant-date fair value. In accordance with the modified-prospective transition method of SFAS 123(R), results for prior periods have not been restated. Stock options granted by the Company prior to those granted on July 14, 2006 were typically fully vested at the time of grant and all outstanding and unexercised options were fully vested as of October 1, 2005. Stock options granted subsequent to July 14, 2006, generally vest over three years. As a result, compensation expense recorded during the period includes amortization related to grants made during the period as well as amortization of prior grants. Most grants have graded vesting provisions pursuant to which an equal number of shares vest on each anniversary of the grant date. The Company allocates the total compensation cost on a straight-line attribution method over the requisite service period. Most grants vest upon the fulfillment of service conditions and have no performance-based vesting condition. Certain grants of warrants and restricted stock units include vesting provisions under which vesting is determined by the performance of the Company’s shares. Stock-based compensation expense that the Company records is included in selling, general and administrative expenses. There was no tax benefit from recording this non-cash expense as such benefits will be recorded upon utilization of the Company’s net operating losses.
Charges associated with all equity-based grants during the first two quarters of fiscal 2009 and 2008 were recorded as follows:

	For the Six Months Ended March 31,
	2009	2008
	(Unaudited)
	(Thousands)
Compensation expense	$1,867	$2,026
Board compensation expense	164	180
Consulting expense	57	56

Total expense	$2,088	$2,262

Compensation expense under FAS 123(R)	$2,031	$2,206
Reduction to both basic and diluted earnings per share from compensation expense	$.01	$.01
The Company uses the Black-Scholes option pricing model to determine the fair value of options. The fair value of options at the date of grant and the assumptions utilized to determine such values are indicated in the following table:

	For the Six Months Ended March 31,
	2009	2008 (1)
	(Unaudited)
Risk-free interest rate	0.42% – 3.42%	3.54%
Expected volatility	72.0% – 73.0%	56.0%
Expected life (in years) (2)	0.9 – 8.0	2.50
Dividend yield	0.0%	0.0%
Forfeiture rate (3)	0.0% – 15.0%	0.0%

(1)	For the six months ended March 31, 2008, there was one grant of stock options and as such, only single values were used for the assumptions.

(2)	Based on the provisions in SFAS No. 123(R) and SAB 107 recommendations, for grants made after December 31, 2007 the expected term of the grant is estimated based on our historical exercise experience.

(3)	Starting with the fourth quarter of fiscal 2008, the Company included a forfeiture component in the pricing model on equity grants to employees.
The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of our stock options. The Company used the stock prices over the last 54 months to estimate expected stock price volatility. The Company estimated the expected life of stock options based upon the vesting schedule and the term of the option grant.

Stock Grant
During February 2009, the Company issued 25,000 shares of common stock to an individual professional services provider for the achievement of certain performance milestones. The closing market price per share on the grant date was $0.67 per share. The stock grant was valued at $17,000 which resulted in a charge to selling, general and administrative expenses.
Stock Options
New grants of stock options are authorized by the Board of Directors or its Compensation Committee and in the second quarter of fiscal 2009 were as follows:
•
The Company issued options to purchase 20,000 shares to a new employee, with a three year vesting provision, a ten year term from the grant date and an exercise price of $0.77 per share. These options were valued at $8,000 using the Black-Scholes option-pricing model.

•
The Company issued options to purchase 50,000 shares to a consultant, with an immediate vesting provision, a ten year term from the grant date and an exercise price of $0.67 per share. These options were valued at $22,000 using the Black-Scholes option-pricing model.

During the first two quarters of fiscal 2009 and 2008, charges associated with all stock option grants were recorded as follows:

	For the Six Months Ended March 31,
	2009	2008
	(Unaudited)
	(Thousands)
Compensation expense	$363	$449
Board compensation expense	34	63
Consulting expense	40	56

Total expense	$437	$568

Compensation expense under FAS 123(R)	$397	$512
Reduction to both basic and diluted earnings per share from compensation expense	$.00	$.00
Option transactions during the six months ended March 31, 2009 are summarized as follows:

		Weighted
		Average	Aggregate
	Number of	Exercise	Intrinsic
	Shares	Price	Value
Outstanding at September 30, 2008	3,726	$2.82
Granted (1)	80	0.70
Exercised (1)	—	—
Canceled / Expired (1)	(626)	2.85

Outstanding at March 31, 2009 (1)	3,180	$2.76	$—

Shares expected to vest after March 31, 2009 (1)	651	$2.57	$—
Options exercisable at March 31, 2009 (1)	2,529	$2.81	$—
Weighted average fair value of options granted during fiscal 2009 (1)		$0.46

(1)	Unaudited.
The aggregate intrinsic value was calculated based on the difference between the $0.55 price of the Company’s common stock on March 31, 2009 and the exercise price of the outstanding options multiplied by the number of outstanding options as of March 31, 2009. The total intrinsic value of options exercised was $0 for both the six months ended March 31, 2009 and 2008.
As of March 31, 2009, there was $382,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements from previously granted stock options. That cost is expected to be recognized over a weighted-average period of 0.9 year.

The following information summarizes stock options outstanding and exercisable at March 31, 2009:

	Outstanding			Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual Life	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	in Years	Price	Exercisable	Price
		(Unaudited)
$0.67 – $0.94	330	1.88	$0.88	250	$0.94
$1.06 – $1.14	75	0.53	1.12	75	1.12
$1.33 – $1.76	570	4.18	1.48	320	1.49
$1.85	170	1.29	1.85	170	1.85
$2.22 – $2.68	695	1.81	2.51	652	2.53
$3.35 – $3.81	165	4.82	3.66	148	3.65
$4.07 – $4.48	1,175	6.36	4.17	914	4.17

$0.67 – $4.48	3,180	4.02	$2.76	2,529	$2.81

Warrants
Grants of warrants are authorized by the Board of Directors and during the second quarter of fiscal 2009 the following occurred:
•
During January 2009, and as further consideration for the Amendment and Waiver, we also sold to Credit Suisse Management LLC, SOLA LTD and Solus Core Opportunities Master Fund Ltd., for an aggregate issue price of approximately $50,000, warrants to purchase 4,993,379 shares of the Company’s common stock. The number of warrants equaled 3% of Rentech’s outstanding shares at the time of issuance. The exercise price of $0.92 per share for each warrant was a 20% premium above the weighted average price for the Company’s stock over the 10 trading days preceding the closing date of the Amendment and Waiver (January 14, 2009). Seventy five percent of the warrants were immediately exercisable and expire 5 years from the grant date. The remaining 25% of the warrants will expire on the earlier of (a) the maturity date of the Term Loan, or (b) the date on which the Term Loan is repaid in full, so long as such repayment date occurs before June 30, 2009. This portion of the warrants does not vest and become exercisable until July 1, 2009. The fair value of the warrants was calculated using the Black-Scholes option-pricing model at $1,626,000. The fair value of $1,626,000 was reduced by $50,000 of consideration received for the warrants and the resulting $1,576,000 was recorded as a discount on the debt and is being amortized to interest expense over the remaining contractual term of the debt using the effective interest method. Refer to Note 8 to the Consolidated Financial Statements for more information.

•
In fiscal 2005, the Company issued warrants to East Cliff Advisors, LLC, an entity controlled by D. Hunt Ramsbottom, who became the Company’s President and Chief Executive Officer in fiscal 2006. The warrants are exercisable for 2,082,500 shares that are vested and 1,050,000 shares that are not vested. East Cliff Advisors, LLC assigned 262,500 of the unvested warrants to a third party and continues to hold 787,500 unvested warrants. In January 2009, the vesting terms and expiration for the warrants held by East Cliff Advisors, LLC were amended. As amended, with respect to the unvested warrants representing 787,500 shares, half of these warrants will vest upon the earlier of Rentech’s stock price reaching $5.25 or higher for 12 consecutive trading days or December 31, 2011, in either case as long as Mr. Ramsbottom is still an employee of the Company. The expiration date for this half of the warrants was extended from August 4, 2010 to December 31, 2012. The other 393,750 warrants will vest upon Rentech’s stock price reaching $5.25 or higher for 12 consecutive trading days, but their expiration date, and the expiration date of the original vested 2,082,500 warrants were extended from August 4, 2010 to the earlier of 90 days after Mr. Ramsbottom ceases to be employed by the Company or December 31, 2011. The exercise price of each of the warrants remained at $1.82 per share. In accordance with the provisions of SFAS 123(R), the changes in terms to the vested warrants were evaluated using the Black-Scholes option-pricing model, and the modification of these warrants was valued at $247,000 using the Black-Scholes option-pricing model.

During the first two quarters of fiscal 2009 and 2008, charges associated with all warrants were recorded as follows:

	For the Six Months Ended March 31,
	2009	2008
	(Unaudited)
	(Thousands)
Compensation expense	$176	$—
Board compensation expense	—	—
Consulting expense	—	—

Total expense	$176	$—

Compensation expense under FAS 123(R)	$176	$—
Reduction to both basic and diluted earnings per share from compensation expense	$.00	$.00
Warrant transactions during the six months ended March 31, 2009 are summarized as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price
	(Unaudited)
Outstanding at September 30, 2008	11,343	$2.30
Granted (1)	3,745	.92
Exercised (1)	(—)	—
Canceled / Expired (1)	(—)	—

Outstanding at March 31, 2009 (1)	15,088	$3.24

Warrants exercisable at March 31, 2009 (1)	15,088	$3.24
Weighted average fair value of warrants granted during fiscal 2009 (1)	—	—

(1)	Unaudited.
As of March 31, 2009, there was $71,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements from previously granted warrants. That cost is expected to be recognized over a weighted-average period of 2.8 years.
The following information summarizes warrants outstanding and exercisable at March 31, 2009:

	Outstanding			Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average
	Number	Life	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	in Years	Price	Exercisable	Price
		(Unaudited)
$0.57	1,250	4.01	$0.57	1,250	$0.57
$0.92 – $1.14	3,795	4.74	0.92	3,795	0.92
$1.82 (1)	2,083	2.75	1.82	2,083	1.82
$2.00	2,942	1.02	2.00	2,942	2.00
$2.41	1,000	4.79	2.41	1,000	2.41
$3.28	4,018	3.07	3.28	4,018	3.28

$0.57 – $3.28	15,088	3.24	$1.95	15,088	$1.95

(1)
Includes 2,082,500 shares underlying the warrants issued to East Cliff Advisors, LLC that were accounted for under SFAS 123(R). The aggregate intrinsic value of these shares was approximately $0 at March 31, 2009 since the Company’s stock price of $0.55 was lower than the exercise price of the warrants.

Restricted Stock Units and Performance Share Awards
The fair value for RSU’s and performance share awards is determined based on the closing market price of the Company’s common stock on the date preceding the date of the grant. The fair value for the absolute share price performance awards is reduced by a probability factor due to uncertainty regarding future share price performance. Compensation expense incurred is amortized ratably on a straight-line basis over the requisite service period and charged to selling, general and administrative expense with a corresponding increase to additional paid-in capital.
New grants of restricted stock units (“RSU’s”) and performance share awards are authorized by the Board of Directors or its Compensation Committee. In the second quarter fiscal 2009 there were no new grants.
During the first two quarters of fiscal 2009 and 2008, charges associated with all RSU’s and performance share awards were recorded as follows:

	For the Six Months Ended March 31,
	2009	2008
	(Unaudited)
	(Thousands)
Compensation expense	$1,328	$1,577
Board compensation expense	130	117
Consulting expense	—	—

Total expense	$1,458	$1,694

Compensation expense under FAS 123(R)	$1,458	$1,694
Reduction to both basic and diluted earnings per share from compensation expense	$.01	$.01
RSU transactions during the six months ended March 31, 2009 are summarized as follows:

Number of
Shares
Outstanding at September 30, 2008	2,797
Granted (1)	445
Vested and Settled in Shares (1)	(415)
Vested and Surrendered for Withholding Taxes Payable (1)	(138)
Canceled / Expired (1)	(228)

Outstanding at March 31, 2009 (1)	2,461

RSU’s vested at March 31, 2009 (1)	2,263

(1)	Unaudited.
As of March 31, 2009, there was $1,610,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements from previously granted RSU’s. That cost is expected to be recognized over a weighted-average period of 1.9 years.

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
As a result of this review, the Company discovered that there were certain deferred tax assets that were not properly stated. The gross and net deferred tax assets did not change as a result of the review, but a reclassification was necessary to properly reflect the values of the different components of deferred tax assets. As of October 1, 2007, the date of adoption of FIN 48, and after accounting for the adjustments noted above, the Company’s uncertain tax benefits totaled approximately $1.5 million. The change to the amount of uncertain tax benefits for the year ended September 30, 2008 was $339,000. In addition, a reserve was set up for potential IRS Section 382 limitations that would result in the forfeiture of $2.3 million of research and development credit carryforward, $890,000 of capital loss carryforward and $2.4 million of the net operating loss carryforward. Approximately $1.2 million of the uncertain tax benefits was reported as a reduction of the Company’s deferred tax asset for its net operating loss. During the first six months of fiscal 2009, there were no changes to these uncertain tax positions.
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
The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. As of October 1, 2007 and September 30, 2008, the Company has not accrued any interest related to uncertain tax positions as a result of the Company’s net operating loss carryforward position. As of March 31, 2009 and September 30, 2008, the Company has not accrued any penalties related to uncertain tax positions.

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

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2009	2008	2009	2008
	(Unaudited)
	(Thousands)
Revenues (1)
Nitrogen products manufacturing	$16,758	$28,485	$66,805	$75,378
Alternative fuels (2)	31	48	61	616

Total revenues	$16,789	$28,533	$66,866	$75,994

Operating (loss) income
Nitrogen products manufacturing (2)	$(4,248)	$7,122	$4,435	$15,897
Alternative fuels	(9,698)	(29,602)	(20,480)	(61,804)

Total operating loss	$(13,946)	$(22,480)	$(16,045)	$(45,907)

Depreciation and amortization
Nitrogen products manufacturing (3)	$1,090	$1,510	$2,802	$3,588
Alternative fuels	284	242	585	471

Total depreciation and amortization	$1,374	$1,752	$3,387	$4,059

Interest expense
Nitrogen products manufacturing	$2,023	$116	$4,001	$138
Alternative fuels	699	727	1,108	1,464

Total interest expense	$2,722	$843	$5,109	$1,602

Significant non-cash transactions (4)
Nitrogen products manufacturing	$5,861	$—	$15,976	$82
Alternative fuels	2,041	536	3,358	10,900

Total significant non-cash transactions	$7,902	$536	$19,334	$10,982

Expenditures for additions of long-lived assets
Nitrogen products manufacturing	$3,311	$2,069	$5,630	$3,330
Alternative fuels	662	615	1,848	10,499

Total expenditures for additions of long lived assets	$3,973	$2,684	$7,478	$13,829

Net (loss) income from continuing operations
Nitrogen products manufacturing (2)	$(6,291)	$7,297	$456	$16,404
Alternative fuels (2)	(10,301)	(30,109)	(21,382)	(62,652)

Total net loss from continuing operations	$(16,592)	$(22,812)	$(20,926)	$(46,248)

(1)	The revenues shown were all from external customers.

(2)	The amounts presented do not include an inter-segment transaction for management fees of $625,000 for each quarterly period.

(3)	Depreciation for nitrogen products manufacturing includes depreciation on plant machinery charged to cost of sales along with depreciation on other plant assets charged to operating expenses.

(4)
Significant non-cash transactions include the write down of inventory to market, loss on impairment, compensation and consulting expenses under SFAS 123(R), non-cash marketing expense and bad debt expense. Depreciation and amortization is separately disclosed in the table.

	As of
	March 31,	September 30,
	2009	2008
	(Unaudited)	(Audited)
	(Thousands)
Total assets
Nitrogen products manufacturing	$148,763	$210,548
Alternative fuels	42,977	46,092

Total assets	$191,740	$256,640

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
The Rentech Process, based on FT chemistry, is a patented and proprietary technology that efficiently and economically converts syngas, which can be manufactured from a wide variety of waste, biomass and fossil resources, into hydrocarbons. These hydrocarbons can be processed and upgraded into ultra-clean synthetic fuels such as military and commercial jet fuels and ultra low sulfur diesel, as well as specialty waxes and chemicals. Fuels produced from the Rentech Process are significantly cleaner than those available today from petroleum refining and have lower emissions of all regulated pollutants, including nitrogen oxides, sulfur oxides and particulate matter. Rentech fuels produced from biomass, and fuels produced from fossil feedstocks with CO2 sequestration, are expected to have lifecycle carbon emissions lower than those of petroleum-based fuels.
We are pursuing the development of pioneer commercial scale synthetic fuels and chemicals projects using the Rentech Process in the United States because we believe they will increase stockholder value and provide for competitive opportunities. As such, we are working on a number of commercial opportunities involving standalone biomass, fossil-fed and a combination of biomass and fossil-fed commercial scale synthetic fuels and chemicals projects, including a proposed approximately 30,000 barrels per day synthetic fuels and chemicals facility near Natchez, Mississippi.
We have constructed and operate a demonstration-scale plant, our Product Demonstration Unit located in Commerce City, Colorado which we believe is the only operating synthetic transportation fuels facility in the United States. We have produced thousands of gallons of ultra-clean synthetic fuels including military jet fuel, commercial Jet A and Jet A-1 and ultra low sulfur diesel at the PDU. We have shipped samples of our products for testing to potential customers, and we have sold quantities of our jet fuel product to the U.S. Air Force.

Our principal research and development efforts at our laboratory are focused on developing the next generation of technology to improve the efficiency of the Rentech Process, further reducing the cost of catalyst per barrel of output, and developing the technology and processes required to clean and condition syngas produced from biomass to make it suitable as an input for the Rentech Process. These technology activities are centered at the PDU site, where we have skilled technical, engineering and operating teams that work on development and testing. The laboratory contains equipment and support facilities that provide us with resources for the continued development and testing of the Rentech Process as well as complementary technologies for additional applications and performance enhancements. We continue to advance our technology, with a goal of reducing operating and capital costs.
We own a natural gas-based nitrogen fertilizer manufacturing plant through our subsidiary, Rentech Energy Midwest Corporation, which we acquired in April 2006. REMC’s plant, located in East Dubuque, Illinois, manufactures and sells within the corn-belt region nitrogen fertilizer products that are currently in high demand by the American farmer and industrial users. These products are critical in the production of corn and other coarse grains. From time to time, we consider opportunities to enhance the efficiency of the East Dubuque Plant to further capitalize on the strong demand for fertilizer in the corn-belt region. As our primary strategy is focused on synthetic fuels, we do not currently intend to develop or buy new fertilizer-only plants, although fertilizer may be a co-product in future plants.
Our Company executive offices are located at 10877 Wilshire Blvd., Suite 710, Los Angeles CA 90024. Our telephone number is (310) 571-9800. The internet address for our website is www.rentechinc.com.
OVERVIEW OF FINANCIAL CONDITION, LIQUIDITY, AND RESULTS OF OPERATIONS
During fiscal year 2008 we funded our operations primarily from cash flow from REMC’s operations, the incurrence of senior debt and, to a lesser degree, the issuance of equity securities. Our rate of spending in fiscal 2009 is, and is expected to be, significantly lower than the rate of spending during fiscal 2008. During fiscal 2008 we completed construction of our PDU facility and, near the end of fiscal year 2008, we took steps to reduce our ongoing operating expenses and our selling, general and administrative expenses. While further borrowings under the Senior Credit Agreement are not expected to be available in fiscal year 2009 because its Term Loan has been fully drawn, we believe that, based on current market conditions, REMC will be able to fund its operations from its cash flow during the fiscal year. Rentech’s non-REMC operations are expected to have no material revenue during fiscal year 2009, and will need additional funds to provide for their liquidity needs. We believe that those funds can be provided by operating cash flow from REMC. In January, 2009, our lenders under the Senior Credit Agreement agreed to amend certain covenants, including the covenants that required REMC to prepay indebtedness in amounts equal to any distributions or loans it makes to Rentech, and the covenants that established certain minimum liquidity requirements. Based on current market conditions, we believe that the projected cash flow from REMC, combined with these covenant amendments, will enable us to meet our consolidated liquidity needs for the fiscal year from our consolidated operating cash flow. If the cash flows from REMC were to fall below our current expectations and if we were to be unable to raise additional capital when needed to compensate for such a shortfall in operating cash flow, we would need to either slow or cease development of our commercial projects and research and development of the Rentech Process, and we could become unable to operate the PDU and to satisfy our other working capital needs.
Our principal short-term needs for liquidity are to fund working capital needs and to pay for research and development related to the Rentech Process, operation of the PDU, operation of the East Dubuque Plant (including working capital needs resulting from seasonal fluctuations in its cash flow and changes in commodity pricing) and short-term costs for continued development of commercial projects, including our Natchez Project. Our principal long-term needs for liquidity are to fund design, development, construction and operation of commercial projects. We will require substantial amounts of capital that we do not now have to fund our long-term liquidity requirements.
For further information concerning our potential financing needs and related risks, see Liquidity and Capital Resources and Item 1A-Risk Factors of Part II-Other Information within this report and within our Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates and assumptions relate to: revenue recognition, inventories, construction in progress assets, the valuation of financial instruments, long-lived assets and intangible assets, stock-based compensation and the realization of deferred income taxes. Actual amounts could differ significantly from these estimates.
Revenue Recognition. We recognize revenue when the following elements are substantially satisfied: there are no uncertainties regarding customer acceptance; there is persuasive evidence that an agreement exists documenting the specific terms of the transaction; the sales price is fixed or determinable; and collectability is reasonably assured. Management assesses the business environment, the customer’s financial condition, historical collection experience, accounts receivable aging and customer disputes to determine whether collectability is reasonably assured. If collectability is not considered reasonably assured at the time of sale, we do not recognize revenue until collection occurs.
Product sales revenues from our nitrogen products manufacturing segment are recognized when the customer takes ownership upon shipment from the East Dubuque Plant or its leased facility and assumes risk of loss, collection of the related receivable is probable, persuasive evidence of a sale arrangement exists and the sales price is fixed or determinable.
Certain product sales occur under product pre-sale contracts which require payment in advance of shipment. The Company records deferred revenue upon execution of product pre-sale contracts, which create obligations for shipment of product within a specified period of time in the future. The Company also records a product pre-sale contract receivable upon execution of the contract to the extent that the related cash payments have not been received. The Company recognizes revenue related to the product pre-sale contracts and relieves the deferred revenue when products are shipped. A significant portion of the revenue recognized during any period may be related to pre-sale contracts, for which some or all of the cash may have been collected during an earlier period, with the result that a significant portion of revenue recognized during a period may not generate cash receipts during that or future periods.
Natural gas, though not purchased for the purpose of resale, is occasionally sold under certain circumstances. Natural gas is sold when contracted quantities received are in excess of production requirements and storage capacities, in which case the sales proceeds are recorded as a revenue and the related cost is recorded as a cost of sale. Separately, natural gas may also be sold to a third party with a simultaneous gas purchase by the Company of the same quantity at a lower gas price in order to realize a reduction of raw material cost. In this case, the amount recorded as a cost of sale is composed of the difference between the cost of the gas that was sold and the cost of gas that was simultaneously purchased.
Our alternative fuels segment recognizes revenues from technical services agreements as the services are provided and also recognizes rental income from the rental of a portion of one of our buildings according to the terms of the lease agreement.
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
Stock-Based Compensation. We adhere to the provisions of SFAS 123(R) using the modified-prospective transition method. Under this method, all stock-based compensation awards granted subsequent to September 30, 2005 are included in compensation expense based on grant-date fair value estimated in accordance with the provisions of SFAS 123(R) and the recommendations of SAB 107. We use the Black-Scholes valuation model to value the equity instruments issued. The Black-Scholes valuation model uses assumptions of expected volatility, risk-free interest rates, the expected term of options granted, expected rates of dividends and forfeitures. Management determines these assumptions by reviewing current market rates, making industry comparisons and reviewing conditions relevant to our Company. Refer to Note 12 to the Consolidated Financial Statements for more information.
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
The following table provides revenues, operating (loss) income from operations and net (loss) income from continuing operations by each of our business segments for the three and six months ended March 31, 2009 and 2008. More complete details about the results of operations of our business segments are set forth later in this report under the section heading “Three and Six Months Ended March 31, 2009 Compared to Three and Six Months Ended March 31, 2008”.

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2009	2008	2009	2008
	(Thousands)		(Thousands)
Revenues:
Nitrogen products manufacturing	$16,758	$28,485	$66,805	$75,378
Alternative fuels	31	48	61	616

Total revenues	$16,789	$28,533	$66,866	$75,994

Operating (loss) income:
Nitrogen products manufacturing	$(4,248)	$7,122	$4,435	$15,897
Alternative fuels	(9,698)	(29,602)	(20,480)	(61,804)

Total operating loss	$(13,946)	$(22,480)	$(16,045)	$(45,907)

Net (loss) income from continuing operations before income taxes:
Nitrogen products manufacturing	$(6,291)	$7,297	$456	$16,404
Alternative fuels	(10,301)	(30,109)	(21,368)	(62,652)

Total net loss from continuing operations before income taxes	$(16,592)	$(22,812)	$(20,912)	$(46,248)

Comparison of Changes between Periods
The following table sets forth, for the three and six months ended March 31, 2009 and 2008, a comparison of changes between the periods in the components of our Consolidated Statements of Operations from continuing operations:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2009	2008	2009	2008
Net Sales by Category
Nitrogen products manufacturing	99.8%	99.8%	99.9%	99.2%
Alternative fuels	0.2%	0.2%	0.1%	0.8%

Total net sales	100.0%	100.0%	100.0%	100.0%

Gross Profit by Category
Nitrogen products manufacturing	(18.1)%	27.6%	9.9%	23.5%
Alternative fuels	100.0%	93.5%	100.0%	82.4%
Total gross profit percentage	(17.9)%	27.7%	10.0%	23.9%

Income Statement Components as a Percentage of Consolidated Net Sales

Operating Expenses
Selling, general and administrative	39.7%	31.5%	19.0%	23.4%
Depreciation and amortization	2.1%	0.9%	1.0%	0.7%
Research and development	23.4%	77.4%	14.0%	50.1%
Loss on impairment	—%	1.5%	—%	11.9%
Recovery of payment to vendor	—%	(4.8)%	—%	(1.8)%

Total operating expenses	65.2%	106.5%	34.0%	84.3%

Loss from Operations	(83.1)%	(78.8)%	(24.0)%	(60.4)%

Other Income (Expenses)
Interest and dividend income	0.7%	1.7%	0.5%	1.6%
Interest expense	(16.2)%	(2.9)%	(7.6)%	(2.1)%
Other income	(0.2)%	0.1%	(0.2)%	—%

Total other income (expense)	(15.7)%	(1.1)%	(7.3)%	(0.5)%

Net Loss from Continuing Operations before Taxes	(98.8)%	(79.9)%	(31.3)%	(60.9)%

Income tax expense	—%	—%	—%	—%

Net Loss from Continuing Operations	(98.8)%	(79.9)%	(31.3)%	(60.9)%

THREE AND SIX MONTHS ENDED MARCH 31, 2009 COMPARED TO THREE AND SIX MONTHS ENDED MARCH 31, 2008:
Continuing Operations
Revenues

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2009	2008	2009	2008
	(Thousands)		(Thousands)
Revenues:
Product shipments	$16,430	$27,326	$65,120	$73,702
Natural gas sales of excess inventory	328	1,159	1,685	1,676

Total nitrogen products manufacturing	$16,758	$28,485	$66,805	$75,378

Alternative fuels	31	48	61	616

Total revenues	$16,789	$28,533	$66,866	$75,994

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
The decrease in the volume of shipments for the first quarter of fiscal 2009 as compared with prior years was due to a short application season in the fall of 2008. The rain-delayed spring 2008 planting season delayed the fall harvest. Then the early onset of winter weather resulted in a short period of good weather after the late fall harvest, limiting the normal fall fertilizer application. The limited consumption in the fall resulted in a high volume of product stored by distributors reducing their need to increase their inventory levels in advance of the spring application season. We believe that the reduction in shipments in the first and second quarters of fiscal 2009 compared to the first and second quarters of fiscal 2008 was the result of weather and the timing of seasonal fertilizer applications and does not represent a trend indicative of results for the remaining quarters of fiscal 2009. We believe that fundamental factors such as corn acreage forecasted at approximately the same levels as in 2008, and farmers’ inability to apply adequate amounts of fertilizer in the fall of 2008, may indicate strong demand for nitrogen fertilizer products in the spring 2009 planting season.
The average sales price per ton in the second quarter of the current fiscal year as compared with the prior fiscal year increased by 27% for urea ammonium nitrate solutions which was 52% of the revenue for the second quarter of fiscal 2009 and decreased by 6% for anhydrous ammonia which was 16% of the revenue for the second quarter of fiscal 2009. These two products comprised approximately 68% and 75% of the product sales for the three months ended March 31, 2009 and 2008, respectively. The increase in the average sales price per ton of urea ammonium nitrate solutions was due to shipments of product to customers with available storage capacity from pre-sale contracts that were executed during the summer of 2008 when fertilizer pricing was at peak levels. The shipments in fiscal 2009 of anhydrous ammonia had proportionately fewer shipments from pre-sale contracts executed during the summer of 2008 due to customer storage constraints on this product.
Alternative Fuels. This segment generates technical service revenues related to the Rentech Process provided by the scientists and technicians who staff our development and testing laboratory and rental income by leasing part of one of our buildings to a tenant. Rental income is included in our alternative fuels segment because the rental income is generated from a building used by some of our research and development employees. The revenue earned during the fiscal 2009 was limited to rental income. The revenue earned during fiscal 2008 was technical service revenue for progress billing from work performed under contracts.

Cost of Sales

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2009	2008	2009	2008
	(Thousands)		(Thousands)
Cost of sales:
Product shipments	$10,820	$19,471	$37,877	$55,899
Natural gas sales of excess inventory	436	1,142	2,153	1,709
Natural gas sales with simultaneous purchase	2,676	—	4,203	—
Write down of natural gas inventory to market	5,861	—	15,976	82

Total nitrogen products manufacturing	$19,793	$20,613	$60,209	$57,690
Alternative fuels	—	3	—	108

Total cost of sales	$19,793	$20,616	$60,209	$57,798

Nitrogen Products Manufacturing. The cost of sales from product shipments for the six months ended March 31, 2009 declined from the prior year primarily due to the reduced quantity of tons sold. Natural gas and labor and benefit costs comprised approximately 69.1% and 10.4%, respectively, of cost of sales on product shipments for the three months ended March 31, 2009. Natural gas and labor and benefit costs comprised 74.5% and 11.0%, respectively, of cost of sales on product shipments for the six months ended March 31, 2008.
Natural gas, though not purchased for the purpose of resale, is occasionally sold under certain circumstances. Natural gas is sold when contracted quantities received are in excess of production requirements and storage capacities, in which case the sales proceeds are recorded as a revenue and the related cost is recorded as a cost of sale. Separately, natural gas may also be sold to a third party with a simultaneous gas purchase by the Company of the same quantity at a lower gas price in order to realize a reduction of raw material cost. In this case, the amount recorded as a cost of sale is composed of the difference between the cost of the gas that was sold and the cost of gas that was simultaneously purchased.
The cost of sales from the write down of natural gas inventory to market for the six months ended March 31, 2009 increased from the prior year due to declines in the market price for natural gas. We recognized inventory valuation reductions as the purchase prices of our natural gas inventory contracts exceeded market value. The expense from the inventory valuation reductions can be offset through higher gross profit in future periods when the nitrogen products are sold and the amount recorded as cost of sales has a lower imbedded cost of natural gas.
Alternative Fuels. The cost of sales for our alternative fuels segment during the three and six months ended March 31, 2008 was for costs incurred for work performed under a contract. There were no such contracts during the three and six months ended March 31, 2009.
Gross Profit

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2009	2008	2009	2008
	(Thousands)		(Thousands)
Gross (loss) profit:
Product shipments	$5,610	$7,855	$27,243	$17,803
Natural gas sales of excess inventory	(108)	17	(468)	(33)
Natural gas sales with simultaneous purchase	(2,676)	—	(4,203)	—
Write down of natural gas inventory to market	(5,861)	—	(15,976)	(82)

Total nitrogen products manufacturing	$(3,035)	$7,872	$6,596	$17,688
Alternative fuels	31	45	61	508

Total gross (loss) profit	$(3,004)	$7,917	$6,657	$18,196

Nitrogen Products Manufacturing. The segment had a gross loss during the three months ended March 31, 2009 driven by the decreased quantity of products shipped, the sales of natural gas and the write down of natural gas inventory to market. The segment had a gross profit on product shipments of 34.1% and 41.8% for the three and six months ended March 31, 2009, respectively.
Alternative Fuels. Gross profit for alternative fuels was $31,000 and $61,000, respectively, for the three and six months ended March 31, 2009 due to rental income. This compares with $45,000 and $508,000, respectively, for the three and six months ended March 31, 2008 primarily due to progress work under a license agreement and a contract.

Operating Expenses

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2009	2008	2009	2008
	(Thousands)		(Thousands)
Operating expenses:
Selling, general and administrative	$6,668	$8,986	$12,662	$17,796
Depreciation and amortization	344	260	672	511
Research and development	3,930	22,094	9,368	38,085
Loss on impairment	—	421	—	9,075
Recovery of payment to vendor	—	(1,364)	—	(1,364)

Total operating expenses	$10,942	$30,397	$22,702	$64,103

Selling, General and Administrative Expenses. During the first six months ended March 31, 2009 as compared to the six months ended March 31, 2008, selling, general and administrative expenses decreased by $5,134,000 or 29%. Explanations for significant components of this change on a year-to-date basis are as follows:
•	Salaries and benefits decreased $2,484,000 in the first six months of fiscal 2009 as a result of reductions of staff.
•
Information technology expense decreased by $659,000 due to a decline from the prior year’s non-capitalized costs associated with the implementation of our Oracle financial accounting and enterprise resource planning system.

•	Travel costs decreased by $656,000 due to reduced travel.
•
The remaining selling, general and administrative expenses decreased by $1,335,000 during the six months ended March 31, 2009 in comparison with the six months ended March 31, 2008. Expenses with decreases on a year-to-date basis of $2,212,000 included stock-based compensation, consulting, non-cash marketing, bad debt, search firm fees, and licenses and fees. Expenses with increases on a year-to-date basis of $877,000 included legal, project development and penalties.

Depreciation and Amortization. Though a portion of depreciation and amortization expense is associated with assets supporting general and administrative functions, the majority of the expense originates at our nitrogen products manufacturing segment and, as a manufacturing cost, is distributed between cost of sales and finished goods inventory. The amount of depreciation expense within operating expenses increased by $161,000 for the six months ended March 31, 2009 which was mostly attributable to an increase in depreciable computer equipment and software assets in our alternative fuels segment. Depreciation expense included in cost of sales from our nitrogen products manufacturing segment was $2,715,000 and $3,548,000 for the six months ended March 31, 2009 and 2008, respectively. The decrease of $833,000 for the six month period was due to the decreased quantity of product shipped partially offset by depreciation of capital improvements to the East Dubuque Plant.
Research and Development. We incur substantial research and development expenses in our testing laboratory where we actively conduct work to further improve our technology and to perform services for our customers. These expenses are included in our alternative fuels segment. During fiscal 2008, we incurred significant operating expenses related to the construction and operation of the PDU. Research and development expenses decreased by $28,717,000 during the six months ended March 31, 2009 compared to the six months ended March 31, 2008. The decrease was primarily due to the completion of the construction of the PDU, for which the costs were recorded as research and development expense. Of the research and development expense recorded in the first six months of fiscal 2008, $29,379,000 represented construction costs for the PDU.
Loss on Impairment. The Company suspended development on the conversion of the East Dubuque Plant in fiscal 2008 and impaired assets recorded as capitalized costs incurred in winding down the REMC conversion project. During the six months ended March 31, 2008, additional costs incurred in winding down the REMC conversion project were recorded to construction in progress with a corresponding impairment loss of $9,075,000. No impairment was recorded on any project in the first six months of fiscal 2009.
Recovery of Payment to Vendor. During February 2008, we recovered $1,364,000 that was previously paid to a vendor for work related to the conversion of the East Dubuque Plant. This amount was subsequently applied to unpaid invoices from the vendor on projects other than the conversion of the East Dubuque Plant.

(Loss) Income from Operations

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2009	2008	2009	2008
	(Thousands)		(Thousands)
(Loss) Income from operations:
Product shipments	$4,397	$7,105	$25,082	$16,012
Natural gas sales of excess inventory	(108)	17	(468)	(33)
Natural gas sales with simultaneous purchase	(2,676)	—	(4,203)	—
Write down of natural gas inventory to market	(5,861)	—	(15,976)	(82)

Total nitrogen products manufacturing	$(4,248)	$7,122	$4,435	$15,897
Alternative fuels	(9,698)	(29,602)	(20,480)	(61,804)

Total loss from operations	$(13,946)	$(22,480)	$(16,045)	$(45,907)

Loss from operations during the six months ended March 31, 2009 decreased by $29,862,000. The decreased loss in the first six months of the current fiscal year compared to the prior fiscal year resulted from a decrease in total operating expenses of $41,401,000, partially offset by a decrease in gross profit of $11,539,000.
Nitrogen Products Manufacturing. The decreased income from operations during the six months ended March 31, 2009 of $11,462,000 was primarily due to significant write downs of natural gas inventory and reduced tonnage shipped, partially offset by increased pricing for products and higher operating expenses.
Alternative Fuels. The decreased loss from operations for alternative fuels of $41,324,000 during the six months ended March 31, 2009 was primarily due to the completion of the PDU construction during the prior fiscal year.
Other (Expense) Income

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2009	2008	2009	2008
	(Thousands)		(Thousands)
Other income (expense):
Interest and dividend income	$115	$482	$353	$1,219
Interest expense	(2,722)	(843)	(5,109)	(1,602)
Other (expense) income	(39)	29	(111)	42

Total other expense	$(2,646)	$(332)	$(4,867)	$(341)

Interest Income. Interest income decreased by $866,000 during the six months ended March 31, 2009 as compared to the prior fiscal year. This was due to marked decreases in interest rates, partially offset by an overall increase in the amount of funds invested in interest-bearing cash accounts by the nitrogen products manufacturing segment. Interest income from our holdings of available for sale securities decreased during the six months ended March 31, 2009 compared to the six months ended March 31, 2008 due to lower balances along with the impact of lower interest rates on all balances maintained.
Interest Expense. Interest expense increased by $3,507,000 during the six months ended March 31, 2009 as compared to the prior fiscal year. This increase was primarily due to interest on the $53.0 million of debt under the Senior Credit Agreement which was issued during the third quarter of fiscal 2008. Interest capitalized to construction in progress increased by $807,000 during the six months ended March 31, 2009 as compared to the prior fiscal year due to the Company’s purchase of the site for the Natchez Project in June 2008.
Other (Expense) Income. Other expense for the six months ended March 31, 2009 was primarily comprised of early payment penalties on term debt.

Net (Loss) Income from Continuing Operations

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2009	2008	2009	2008
	(Thousands)		(Thousands)
Net (loss) income from continuing operations:
Product shipments	$2,354	$7,280	$21,103	$16,519
Natural gas sales of excess inventory	(108)	17	(468)	(33)
Natural gas sales with simultaneous purchase	(2,676)	—	(4,203)	—
Write down of natural gas inventory to market	(5,861)	—	(15,976)	(82)

Total nitrogen products manufacturing	$(6,291)	$7,297	$456	$16,404
Alternative fuels	(10,301)	(30,109)	(21,368)	(62,652)

Net loss from continuing operations before taxes	$(16,592)	$(22,812)	$(20,912)	$(46,248)
Income tax expense	—	—	14	—

Total net loss from continuing operations	$(16,592)	$(22,812)	$(20,926)	$(46,248)

The decrease in the net loss from continuing operations for the first six months of fiscal 2009 as compared to the first six months of fiscal 2008 of $25,322,000 resulted from a decrease in total operating expenses of $41,401,000, partially offset by a decrease in gross profit of $11,539,000, an increase in other expenses of $4,526,000, and an increase in income taxes of $14,000.
Net Income from Discontinued Operations

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2009	2008	2009	2008
	(Thousands)		(Thousands)
	(Net of tax)		(Net of tax)
Gain on sale of discontinued operations	$53	$16	$65	$38

Net income from discontinued operations	$53	$16	$65	$38

Net Income from Discontinued Operations. During the first six months of fiscal 2009 and fiscal 2008, we received $65,000 and $38,000, respectively, on the earn-out from the prior divestiture of REN. Refer to Note 3 to the Consolidated Financial Statements for more information.
Net Loss

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2009	2008	2009	2008
	(Thousands)		(Thousands)
Net loss applicable to common stockholders	$(16,539)	$(22,796)	$(20,861)	$(46,210)
Net loss per common share	$(.10)	$(.14)	$(.13)	$(.28)

ANALYSIS OF CASH FLOW
The following table summarizes our Consolidated Statements of Cash Flows:

	For the Six Months
	Ended March 31,
	2009	2008
	(Thousands)
Net Cash Provided by (Used in):
Operating activities	$17,143	$(10,834)
Investing activities	(8,229)	(952)
Financing activities	(9,517)	1,415

Net decrease in cash and cash equivalents	$(603)	$(10,371)

Cash Flows from Operating Activities
The increase in net cash from operating activities for the six months ended March 31, 2009, as compared to the same period in fiscal 2008 was $27,977,000. Explanations for significant components of this change on a year-to-date basis are as follows:
•
Net Loss. Operating activities produced net losses of $20,861,000 during the six months ended March 31, 2009, as compared to net losses of $46,210,000 during the six months ended March 31, 2008. Refer to the section titled “Three and Six Months ended March 31, 2009 compared to Three and Six Months ended March 31, 2008” for a detailed analysis of the changes within the various components of the Consolidated Statements of Operations.

•
Accounts Receivable. During the first six months of fiscal 2009, accounts receivable decreased by $65,937,000. This compared with a decrease of $10,321,000 during the first six months of fiscal 2008 for a net decrease of $55,616,000. The year-over-year change was the combined impact of the receipt of customer payments on previously executed product pre-sale contracts along with a diminished volume of new receivable transactions during the quarter.

•
Deferred Revenue. We record deferred revenue upon execution of product pre-sale contracts which creates an obligation for shipment of product within a specified period of time in the future. Deferred revenue decreased $30,709,000 during the six months ended March 31, 2009, versus an increase of $18,757,000 during this same period in fiscal 2008. The reason for the difference was that for fiscal 2009, more of our spring sales volume was committed by product pre-sale contracts prior to the beginning of the fiscal year than was the case in fiscal 2008, and for higher prices. Therefore, in fiscal 2009, the beginning balance in deferred revenue was being reduced by shipments more than it was increased by new product pre-sale contracts. In fiscal 2008, due to a smaller volume of spring product pre-sale contracts leading into the year, deferred revenue was being increased by new product pre-sale contracts more than it was reduced by shipments.

•
Write down of Inventory to Market. During the six months ended March 31, 2009, we wrote down the value of our natural gas inventory by $15,976,000 due to significant declines in the market prices for natural gas as compared to contracted prices. This compares with a write down of $82,000 during the six months ended March 31, 2008. For more information, refer to Note 6 to the Consolidated Financial Statements.

•
Inventories. Inventories increased during the six months ended March 31, 2009 by $13,627,000 as compared to an increase during the six months ended March 31, 2008 of $17,065,000 or a net decrease of $3,438,000. The change in inventories was less during the first six months of fiscal 2009 than during fiscal 2008 because of production curtailment due to storage constraints of finished goods. This was partially offset by a lower sales volume during fiscal 2009 and by a large decrease in gas inventory during fiscal 2009 from receipt of gas that was prepaid as of September 30, 2008.

•
Impairment of Assets. There was no impairment recognized on any project in the first six months of fiscal 2009. In the first six months of fiscal 2008, we recorded an impairment loss of $9,075,000 on previously capitalized expenditures related to the suspended REMC conversion project.

•
Accrued Liabilities, Accrued Payroll and Other Liabilities. Accrued liabilities, accrued payroll and other liabilities decreased by $2,840,000 during the six months ended March 31, 2009 and increased by $6,074,000 during the six months ended March 31, 2008. A significant portion of the fiscal 2009 decrease was due to REMC’s decision to issue a refund to a customer for expired product pre-sale contracts in order to execute new contracts at higher product pricing. Also, during the quarter ended December 31, 2008, REMC accrued $182,000 for certain penalties bringing the total accrual to $200,000. Correspondence from the United States Environmental Protection Agency received in January 2009 defined specific limitations for the matter underlying the penalties. The Company does not anticipate any further expense related to this matter.

•
Property Insurance Claim Receivable. During the second quarter of fiscal 2009, we recorded a property insurance recovery receivable of $2,000,000 for insured property losses related to a weather-related shutdown of REMC in January 2009.

Cash Flows from Investing Activities
The increase in cash used in investing activities for the six months ended March 31, 2009, as compared to the same period in fiscal 2008 was $7,277,000. Explanations for significant components of this change on a year-to-date basis are as follows:
•
Proceeds from Sale of Available for Sale Securities. During the six months ended March 31, 2009, we made no additional purchases of available for sale securities nor did we change the value of the securities that were held. During the six months ended March 31, 2008, our investment securities held for sale decreased by $13,612,000 as investments were liquidated to fund working capital needs.

•
Purchase of Construction in Progress, Net of Assets Placed in Service. During the six months ended March 31, 2009, we incurred $1,085,000 of net additions to construction in progress assets. The net addition was composed of $5,995,000 of expenditures for the purchase of materials and services for the construction of assets offset by $4,910,000 of construction in progress assets that were placed in service. Comparatively, during the six months ended March 31, 2008, we incurred $10,741,000 for net additions to construction in progress assets most of which was for the conversion of the East Dubuque Plant.

•
Purchase of Property, Plant and Equipment. During the six months ended March 31, 2009, we purchased $6,392,000 of property and equipment, the majority of which related to capitalized improvements at the East Dubuque Plant that were placed in service along with the purchase of spare parts. In the first six months of fiscal 2008, $3,134,000 was capitalized.

Cash Flows from Financing Activities
The increase in net cash from financing activities for the six months ended March 31, 2009, as compared to the same period in fiscal 2008 was $10,932,000. The most significant component of this change on a year-to-date basis was the following:
•
Payments of Long-Term Debt. During the six months ended March 31, 2009, we made $7,988,000 in required prepayments pursuant to the Senior Credit Agreement. The term loan was not in place during the first six months of fiscal 2008. In connection with the Amendment and Waiver, we sold warrants to purchase 4,993,379 shares of the Company’s common stock for approximately $50,000. The calculated fair value of the warrants reduced by the consideration received for the warrants resulted in $1,576,000 which was recorded as a discount on debt and is being amortized to interest expense using the effective interest method. Refer to Note 8 to the Consolidated Financial Statements for more information.

LIQUIDITY AND CAPITAL RESOURCES
During fiscal year 2008 we funded our operations primarily from cash flow from REMC’s operations, the incurrence of senior debt and, to a lesser degree, the issuance of equity securities. Our rate of spending in fiscal 2009 is, and is expected to be, significantly lower than the rate of spending during fiscal 2008. During fiscal 2008 we completed construction of our PDU facility and, near the end of fiscal year 2008, we took steps to reduce our ongoing operating expenses and our selling, general and administrative expenses. In June 2008, REMC borrowed $53.0 million under its Senior Credit Agreement. No additional borrowings are available under the Senior Credit Agreement because it is a term loan, but we believe that, based on current market conditions, REMC will be able to fund its operations from its cash flow during fiscal year 2009.
Rentech’s non-REMC operations are expected to have no material revenue during fiscal year 2009, and will need additional funds to provide for their liquidity needs. We believe that those funds can be provided by operating cash flow from REMC. Those needs include operating the PDU, paying for research and development of the Rentech Process, paying for costs for continued development of commercial projects, including our Natchez Project, and funding of working capital needs. In January, 2009, our lenders under the Senior Credit Agreement agreed to amend certain covenants, including the covenants that required REMC to prepay indebtedness in amounts equal to any distributions or loans it makes to Rentech, and the covenants that established certain minimum liquidity requirements. Refer to Note 8 of the Consolidated Financial Statements for a summary of the covenant modifications. Based on current market conditions, we believe that the projected cash flow from REMC, combined with these covenant amendments, will enable us to meet our consolidated liquidity needs for the fiscal year from our consolidated operating cash flow. If the cash flows from REMC were to fall below our current expectations and if we were to be unable to raise additional capital when needed to compensate for such a shortfall in operating cash flow, we would need to either slow or cease development of our commercial projects and research and development of the Rentech Process, and we could become unable to operate the PDU and to satisfy our other working capital needs. Our failure to raise additional capital when needed would have a material adverse effect on our results of operations, liquidity and cash flows and our ability to execute our business plan.
At March 31, 2009, we had negative working capital of $16,768,000 primarily attributed to the write down of natural gas inventory of $15,976,000 during the six months ended March 31, 2009. At March 31, 2009, our current assets totaled $100,296,000, including cash and cash equivalents of $63,119,000 and net accounts receivable of $4,672,000. Our current liabilities were $117,064,000. We had long-term liabilities of $105,010,000, of which most related to our long-term convertible debt and term loan. For the six months ended March 31, 2009, we recognized net losses of $20,861,000, and positive cash flow from operations of $17,143,000. REMC’s income from operations for the six months ended March 31, 2009 and 2008 was $4,435,000 and $15,897,000, which was partially offset by capital expenditures of $5,630,000 and $3,330,000, respectively.
We generally consider our short-term liquidity requirements to consist of those items that are expected to be incurred within the next 12 months and our long-term liquidity requirements to consist of those items that are expected to be incurred beyond the next 12 months. Our principal short-term needs for liquidity are to fund working capital needs and to pay for research and development of the Rentech Process, operation of the PDU, operation of the East Dubuque Plant (including working capital needs resulting from seasonal fluctuations in its cash flow and changes in commodity pricing) and short-term costs for continued development of commercial projects, including our Natchez Project. Our principal long-term needs for liquidity are to fund development, construction and operation of commercial projects. We will require substantial amounts of capital that we do not now have to fund our long-term liquidity requirements. In addition, if REMC’s performance for the year were to fall significantly below our expectations, we may need additional capital for our short-term needs.
We had a shelf registration statement that expired on March 31, 2009, with remaining capacity at the time of approximately $19,135,000 aggregate offering price of securities. On March 27, 2009, we filed a new shelf registration statement which provides for $100.0 million aggregate offering price of securities for issuance in future financing transactions. We filed an amendment no. 1 to the new shelf registration statement on May 8, 2009. Upon effectiveness of the shelf registration statement, we may issue shares of common or preferred stock convertible preferred stock or other securities convertible into common stock, or we may issue additional debt instruments. We may also offer securities that will not be registered under the Securities Act of 1933, and may not be offered or sold in the United States absent an available exemption from registration.
REMC’s fertilizer business is seasonal, based upon the planting, growing and harvesting cycles. Inventories must be accumulated to allow for customer shipments during the spring and fall fertilizer application seasons, and require significant storage capacity. The accumulation of inventory to be available for seasonal sales requires that working capital be available at REMC. Our practice of selling substantial amounts of our fertilizer products through pre-sale contracts also significantly affects working capital needs at REMC. Refer to Note 2 to the Consolidated Financial Statements for more information. Working capital available at REMC is also affected by changes in commodity prices for natural gas and nitrogen fertilizers, which are the East Dubuque Plant’s principal feedstock and products. The Senior Credit Agreement as amended by the Waiver and Amendment limits our ability to utilize excess cash flows from REMC to fund working capital needs at Rentech. Refer to Note 8 of the Consolidated Financial Statements for more information.

We have a line of credit with Barclays for up to $5,000,000. We had $4,638,000 outstanding under the line of credit as of March 31, 2009. The terms of the line of credit include a provision that the outstanding balance is payable on demand at any time. The line of credit is secured by auction rate securities for which there is currently no liquid market. There can be no assurance that we would have sufficient, immediately available funds to repay the line of credit if it were to be called by Barclays, or that we will be able to quickly liquidate the auction rate securities securing the line of credit to pay off the debt.
CONTRACTUAL OBLIGATIONS
We have entered into various contractual obligations as detailed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008. During the normal course of business in fiscal 2009, the amount of our contractual obligations changed as scheduled payments were made and new contracts were executed. During the second quarter of fiscal 2009, the following significant changes occurred to our contractual obligations:
•
We made required prepayments of the debt outstanding under the Senior Credit Agreement of $2,375,000 resulting in an ending principal balance of $45,013,000 and an ending balance of the Deferral Facility of $1,625,000, both at March 31, 2009. In April 2009, Cash Outlays from REMC to the Company were $7,000,000 requiring matching prepayments of principal of $2,975,000. Concurrent with these Cash Outlays, we paid $4,600,000 to the Lenders which included the required principal prepayment as well as repayment of the $1,625,000 balance under the Deferral Facility.

•
Interest payments required on the Company’s debt over the remaining life of the loans decreased as of the end of the quarter by $4,142,000 to $16,084,000 primarily as a result of the decreased loan balance under the Senior Credit Agreement and the timing of the semi-annual interest payment on the 4% convertible notes.

•
Natural gas purchase contracts executed as of the end of the quarter decreased by $7,421,000 to $3,429,000. We are required to make additional prepayments under these purchase contracts in the event that market prices fall further below the purchase prices in the contracts. All prepayments made under these purchase contracts were reflected in the balance of raw material inventory due to the specific performance requirement of the natural gas delivery commitment. As of March 31, 2009, the natural gas purchase contracts included delivery dates through May 2009. Subsequent to March 31, 2009, we entered into additional fixed quantity natural gas supply contracts at fixed and indexed prices for various delivery dates through May 31, 2009. The total MMBTU’s associated with these additional contracts was 676,000 and the total amount of the purchase commitments was $2,052,000, resulting in a weighted average rate per MMBTU of $3.04 Refer to Notes 6 and 10 to the Consolidated Financial Statements for more information.

•
Purchase obligations decreased by $1,977,000 to $9,384,000 as measured by the total amount of open purchase orders. The majority of the open purchase orders relate to REMC operations along with commitments for materials to operate the PDU.

OFF-BALANCE SHEET ARRANGEMENTS
The Company has no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Investment Securities Market Risk. We are exposed to market risk from adverse changes in the portfolio value of our investment portfolio referred to as available for sale securities. The recent conditions in the global credit markets have caused auctions for the auction rate securities held in the portfolio to fail and we have been unable to liquidate our positions. As of September 30, 2008, we recorded a $3.1 million loss from impairment related to these investments, leaving our available for sale securities with an estimated fair value of $6.0 million. There was no further impairment recognized in the first six months of fiscal 2009. There can be no assurance as to when, and for what amount, we may be able to liquidate our position in these securities. However, volatility in the credit markets could continue to negatively impact the timing of future liquidity related to these investments and lead to additional adjustments to their carrying value. Refer to Note 4 to the Consolidated Financial Statements for more information.
Interest Rate Risk. We are exposed to interest rate risk related to advances on our line of credit and our borrowings under the Senior Credit Agreement and the associated Amendment and Waiver. Borrowings under the Senior Credit Agreement bear interest on a variable rate based upon either LIBOR or the lender’s alternative base rate, plus in each case an applicable margin. Advances under our line of credit accrue interest at LIBOR plus a margin of 1.50%. As of March 31, 2009, we had outstanding borrowings under the Senior Credit Agreement of $45.0 million and advances under the line of credit of $4.6 million. Based upon the outstanding balances of our variable-interest rate debt at December 31, 2008, and assuming market interest rates increase or decrease by 100 basis points, the potential annual increase or decrease in interest expense per calendar year is approximately $484,000. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes. Refer to Note 8 to the Consolidated Financial Statements for more information.
Commodity Price Risk. We are exposed to significant market risk due to potential changes in natural gas prices. Natural gas is a raw material used in the production of various nitrogen-based products that are manufactured at the East Dubuque Plant. Market prices of nitrogen-based products are affected by changes in natural gas prices as well as supply and demand and other factors. In the normal course of business, REMC currently produces nitrogen-based fertilizer products throughout the year to supply its needs during the high sales volume spring season. Nitrogen-based inventory remaining at the end of the spring season will be subject to market risk due to changes in natural gas prices and supply and demand. Currently, REMC purchases natural gas for use in its East Dubuque Plant on the spot market, and through short-term, fixed supply, fixed price and index price purchase contracts. Natural gas prices have fluctuated during the last several years with prices reaching record highs in 2005, reducing in 2006 and 2007, rising again in 2008 and reducing again in 2009. These fluctuations over the last four years have generally shown a trend for increasing. We believe these increases are due to various supply and demand factors, including the increasing overall demand for natural gas from industrial users and from utilities for electrical generation in response to increased consumer consumption for heating and cooling. Changes in levels of natural gas prices and market prices of nitrogen-based products can materially affect REMC’s financial position and results of operations. A hypothetical increase of $0.10 per MMBTU of natural gas could increase the cost to produce one ton of ammonia by approximately $3.50. REMC has experienced no difficulties in securing supplies of natural gas, however, natural gas is purchased at market prices and such purchases are subject to price volatility.

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
As of September 30, 2008, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective with regard to the preparation in our Oracle financial accounting and enterprise resource planning system of purchase orders for equipment and services ordered for the PDU. As of March 31, 2009, the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The material weakness previously identified in the Company’s internal control over financial reporting as of September 30, 2008 has been significantly reduced through the improvements to the Company’s internal control over financial reporting implemented during the past two fiscal quarters. The following remediation initiatives addressed the specific material weakness and continue to enhance our internal control over financial reporting:
•	Employee training in the proper use of the Oracle Procurement module
•	Enhanced Oracle reporting of procurement activities to support effective management review and control
•	Expanded system access for certain employees to view appropriate transactional data as required to perform their procurement responsibilities
•	Monthly reviews of the status of certain material purchase commitments
•	Improved procedures ensuring the approval of employee and third party timesheets and testing compliance with these procedures
•	Communication of the Company’s procurement policy and procedures to Company vendors
•	Monthly comparison and analysis of actual expenses to budgeted expenses by department and by project
Management will complete its remediation plan by completing the following measures:
•	Documented certification of training and receipt of the revised Purchasing Policy and Procedures by persons involved in the procurement process
•	Improved processes to link work performed at the PDU to purchase orders
•	Additional compliance testing of these remediation initiatives
The Company anticipates these measures and other ongoing enhancements will continue to strengthen the Company’s internal control over financial reporting in future periods.
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
Management does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system cannot provide absolute assurance due to its inherent limitations; it is a process that involves human diligence and is subject to lapses in judgment and breakdowns resulting from human failures. However, these inherent limitations are known features of the financial reporting process; therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.
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
ITEM 1A. RISK FACTORS.
Risk factors were disclosed in Part I, Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008. Those risk factors should be read in conjunction with this Quarterly Report on Form 10-Q. During the six months ended March 31, 2009, the Company did not identify any additional risk factors, or any material changes to the risk factors, disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

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

10.2	Warrant to Purchase Shares of Common Stock, dated January 14, 2009, (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 20, 2009).

10.3	Distribution Agreement, executed April 26, 2006, (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 14, 2006).

31.1	Certification of President and Chief Executive Officer Pursuant to Rule 13a-14 or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 or Rule 15d-14(a).

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RENTECH, INC.
Dated: May 11, 2009	/s/ D. Hunt Ramsbottom
D. Hunt Ramsbottom
President and Chief Executive Officer

Dated: May 11, 2009	/s/ Dan J. Cohrs
Dan J. Cohrs
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1
First Amendment to Amended and Restated Credit Agreement and Waiver, dated January 14, 2009, by and among Rentech Energy Midwest Corporation, as the borrower, Rentech, Inc. and Credit Suisse, Cayman Islands Branch, individually and as Administrative Agent and Collateral Agent (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 20, 2009).

10.2	Warrant to Purchase Shares of Common Stock, dated January 14, 2009, (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 20, 2009).

10.3	Distribution Agreement, executed April 26, 2006, (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 14, 2006).

31.1	Certification of President and Chief Executive Officer Pursuant to Rule 13a-14 or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 or Rule 15d-14(a).

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.