Form 10-Q
period 2009-06-30
RENTECH INC /CO/
filed 2009-08-10
CIK 868725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the Registrant’s common stock outstanding as of July 31, 2009 was 192,918,180.

RENTECH, INC.
Form 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RENTECH, INC.
Consolidated Balance Sheets
(Amounts in thousands, except per share data)

	As of
	June 30,	September 30,
	2009	2008
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$38,858	$63,722
Restricted cash, short-term	102	152
Accounts receivable, net of allowance for doubtful accounts of $126 and $692 at June 30, 2009 and September 30, 2008, respectively	14,435	70,614
Inventories	10,701	29,491
Prepaid expenses and other current assets	2,414	2,399
Other receivables, net	1,564	43

Total current assets	68,074	166,421

Property, plant and equipment, net	55,644	56,312

Construction in progress	22,597	19,548

Other assets
Other assets and deposits	17,355	8,309
Available for sale securities, non-current	6,000	6,000
Restricted cash, long-term	50	50

Total other assets	23,405	14,359

Total assets	$169,720	$256,640

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$7,038	$8,256
Accrued payroll and benefits	4,999	5,305
Accrued liabilities	9,818	10,057
Line of credit on available for sale securities	4,566	4,758
Deferred revenue	18,106	120,709
Accrued interest	1,416	1,834
Current portion of long-term debt and term loan	36,275	23

Total current liabilities	82,218	150,942

Long-term liabilities
Long-term debt, net of current portion	912	930
Term loan, long-term	—	53,000
Long-term convertible debt to stockholders	57,023	56,929
Advance for equity investment	7,892	7,892
Other long-term liabilities	14	36

Total long-term liabilities	65,841	118,787

Total liabilities	148,059	269,729

Commitments and contingencies (Note 12)
Stockholders’ equity (deficit):
Preferred stock: $10 par value; 1,000 shares authorized; 90 series A convertible preferred shares authorized and issued; no shares outstanding and $0 liquidation preference	—	—
Series C participating cumulative preferred stock: $10 par value; 500 shares authorized; no shares issued and outstanding	—	—
Common stock: $.01 par value; 350,000 shares authorized; 192,918 and 166,688 shares issued and outstanding at June 30, 2009 and September 30, 2008, respectively	1,929	1,667
Additional paid-in capital	259,721	241,110
Note receivable on sale of common stock	—	(606)
Accumulated deficit	(239,989)	(255,260)

Total stockholders’ equity (deficit)	21,661	(13,089)

Total liabilities and stockholders’ equity (deficit)	$169,720	$256,640

See Notes to Consolidated Financial Statements.

RENTECH, INC.
Consolidated Statements of Operations
(Amounts in thousands, except per share data)

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Revenues
Product sales	$91,347	$60,343	$158,152	$135,721
Service revenues	70	31	132	647

Total revenues	91,417	60,374	158,284	136,368

Cost of sales
Product sales	38,734	42,807	82,966	100,415
Write down of inventory to market	116	—	16,093	82
Service revenues	—	—	—	108

Total cost of sales	38,850	42,807	99,059	100,605

Gross profit	52,567	17,567	59,225	35,763

Operating expenses
Selling, general and administrative expenses	6,029	8,273	18,691	26,070
Depreciation and amortization expenses	325	346	997	856
Research and development expenses	7,187	15,798	16,555	53,883
Loss on impairment	—	236	—	9,311
Recovery of payment to vendor	—	(109)	—	(1,473)

Total operating expenses	13,541	24,544	36,243	88,647

Operating income (loss)	39,026	(6,977)	22,982	(52,884)

Other income (expense)
Interest and dividend income	139	276	491	1,495
Interest expense	(2,821)	(1,166)	(7,930)	(2,767)
Other (expense) income	(211)	79	(321)	119

Total other expense	(2,893)	(811)	(7,760)	(1,153)

Income (loss) from continuing operations before income taxes	36,133	(7,788)	15,222	(54,037)
Income tax expense	(3)	(6)	(18)	(6)

Income (loss) from continuing operations	36,130	(7,794)	15,204	(54,043)

Discontinued operations:
Gain on sale of discontinued operations, net of tax of $0	2	22	67	61

Income from discontinued operations	2	22	67	61

Net income (loss)	$36,132	$(7,772)	$15,271	$(53,982)

Net income (loss) per common share:
Basic:
Continuing operations	$0.22	$(0.05)	$0.09	$(0.33)
Discontinued operations	0.00	0.00	0.00	0.00

Net income (loss)	$0.22	$(0.05)	$0.09	$(0.33)

Diluted:
Continuing operations	$0.22	$(0.05)	$0.09	$(0.33)
Discontinued operations	0.00	0.00	0.00	0.00

Net income (loss)	$0.22	$(0.05)	$0.09	$(0.33)

Weighted-average shares used to compute net income (loss) per common share:
Basic	167,258	165,842	166,836	165,233

Diluted	167,551	165,842	167,144	165,233

See Notes to Consolidated Financial Statements.

RENTECH, INC.
Consolidated Statement of Stockholders’ Equity (Deficit)
(Amounts in thousands)

			Additional			Total
	Common Stock		Paid-in	Notes	Accumulated	Stockholders’
	Shares	Amount	Capital	Receivable	Deficit	Equity (Deficit)
	(Unaudited)

Balance, September 30, 2008	166,688	$1,667	$241,110	$(606)	$(255,260)	$(13,089)
Common stock issued for services	25	—	17	—	—	17
Common stock issued for acquisition	14,504	145	8,122	—	—	8,267
Common stock issued to directors	394	4	212	—	—	216
Common stock issued	11,000	110	6,223	—	—	6,333
Warrants granted in connection with equity investment	—	—	629	—	—	629
Warrants granted in connection with amendment to term loan	—	—	1,626	—	—	1,626
Rescission of previously issued common stock and related notes receivable	(400)	(4)	(604)	606	—	(2)
Stock-based compensation issued for services	—	—	820	—	—	820
Restricted stock units issued for services	—	—	1,723	—	—	1,723
Restricted stock units surrendered for withholding taxes payable	—	—	(150)	—	—	(150)
Restricted stock units settled in shares	707	7	(7)	—	—	—
Net income	—	—	—	—	15,271	15,271

Balance, June 30, 2009	192,918	$1,929	$259,721	$—	$(239,989)	$21,661

See Notes to Consolidated Financial Statements.

RENTECH, INC.
Consolidated Statements of Cash Flows
(Amounts in thousands)

	For the Nine Months
	Ended June 30,
	2009	2008
	(Unaudited)
Cash flows from operating activities
Net income (loss)	$15,271	$(53,982)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	7,332	6,594
Impairment of assets	—	9,311
Recovery of payment to vendor	—	(1,473)
Utilization of spare parts	1,257	722
Bad debt expense	5	566
Loss on disposal of property, plant and equipment	—	5
Non-cash interest expense	2,727	748
(Reversal of) non-cash marketing expense	(380)	326
Write down of inventory to market	16,093	82
Gain on sale of subsidiary	(67)	(61)
Common stock issued for services	233	—
Options and warrants for common stock issued for services	820	1,638
Restricted stock units issued for services	1,723	2,523

Changes in operating assets and liabilities
Accounts receivable	56,174	(43,475)
Property insurance claim receivable	(1,500)	—
Other receivables	35	2,495
Inventories	2,797	(15,697)
Prepaid expenses and other current assets	2,189	2,883
Accounts payable	(1,766)	(6,485)
Accrued retirement payable	—	(125)
Deferred revenue	(102,603)	64,025
Accrued interest expense	(418)	(143)
Accrued liabilities, accrued payroll and other liabilities	(655)	(984)

Net cash used in operating activities	(733)	(30,507)

Cash flows from investing activities
Purchase of available for sale securities	—	(560)
Purchase of property, plant and equipment	(7,933)	(7,892)
Purchase of construction in progress, net of assets placed in service	(3,049)	(18,790)
Payments for acquisition	(338)	—
Proceeds from sale of available for sale securities	—	13,762
Proceeds from earn-out receivables	67	61
Other assets and deposits	(1,116)	515

Net cash used in investing activities	(12,369)	(12,904)

Cash flows from financing activities
Payments of debt and notes payable	(17,845)	(273)
Proceeds from debt	—	49,903
Payment of loan fees	—	(288)
Payment of offering costs	(47)	—
Proceeds from loan on available for sale securities	—	3,850
Payments of line of credit on available for sale securities	(192)	—
Proceeds from the issuance of common stock	6,322	2
Proceeds from options and warrants exercised	—	1,449

Net cash (used in) provided by financing activities	(11,762)	54,643

Increase (decrease) in cash and cash equivalents	(24,864)	11,232
Cash and cash equivalents, beginning of period	63,722	33,692

Cash and cash equivalents, end of period	$38,858	$44,924

RENTECH, INC.
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Continued from previous page)
Excluded from the statements of cash flows for the nine months ended June 30, 2009 and 2008 were the effects of certain non-cash investing and financing activities as follows:

	For the Nine Months
	Ended June 30,
	2009	2008
	(Unaudited)
Warrants granted in connection with amendment to term loan	$1,626	$—
Warrants granted in connection with equity investment	629	—
Purchase of insurance policies financed with a note payable	2,204	1,413
Rescission of notes receivable on repurchase of common stock	606	—
Restricted stock units surrendered for withholding taxes payable	150	408
Term loan fees deducted from loan proceeds	—	3,097
Purchase of common stock warrants paid through the reduction of loan fees	50	—
Mark available for sale securities to market	—	775
Acquisition, which includes issuance of common stock	8,455	—
Issuance of common stock for notes receivable	—	606
See Notes to Consolidated Financial Statements.

RENTECH, INC.
Notes to Consolidated Financial Statements
(Unaudited)
Note 1 — Basis of Presentation
The accompanying unaudited consolidated financial statements of Rentech, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial position at June 30, 2009, and the results of operations and cash flows for the periods presented. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the nine months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2009. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008.
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
The Company has evaluated events, if any, which occurred subsequent to June 30, 2009 through August 10, 2009, which is the date these financial statements were issued, to ensure that such events have been properly reflected in these statements.
Note 2 — Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” This standard clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 is effective for consolidated financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB provided a one year deferral for the implementation of SFAS No. 157 for non-financial assets and liabilities recognized or disclosed at fair value on a non-recurring basis. The provisions of SFAS No. 157 were effective for the Company’s financial assets and liabilities for the fiscal year beginning October 1, 2008. The adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on the Company’s consolidated financial position, results of operations or disclosures. The Company is evaluating the provisions of SFAS No. 157 on its non-financial assets and liabilities.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with the objective of improving financial reporting by mitigating volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of SFAS No. 159 were effective for the Company’s fiscal year beginning October 1, 2008. The adoption of SFAS No. 159 did not have a material impact on the Company’s consolidated financial position, results of operations or disclosures.
In May 2008, the FASB issued Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP No. APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. This FSP is effective for the Company’s fiscal year beginning October 1, 2009. The Company is evaluating the provisions of FSP No. APB 14-1 and the potential impact on the Company’s consolidated financial position, results of operations and disclosures.

RENTECH, INC.
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset when the Market for that Asset is not Active” which clarified the application of SFAS No. 157 in the determination of the fair value of a financial asset when a market for that asset is not active. The provisions of FSP No. 157-3 were effective for the Company’s financial assets and liabilities for the fiscal period beginning October 1, 2008. The adoption of FSP No. 157-3 for financial assets and liabilities did not have a material impact on the Company’s consolidated financial position, results of operations or disclosures.
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1 and APB 28-1”). FSP 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107-1 and APB 28-1 also amends Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. FSP 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009. FSP 107-1 and APB 28-1 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FSP 107-1 and APB 28-1 requires comparative disclosures only for periods ending after initial adoption. The adoption of FSP 107-1 and APB 28-1 did not have a material impact on the Company’s consolidated financial condition, results of operations or disclosures. Because of their short-term nature, the amounts reported in the Company’s consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable, line of credit on available for sale securities and current portion of long-term debt and term loan approximate fair value.
In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased. FSP 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. FSP 157-4 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FSP 157-4 requires comparative disclosures only for periods ending after initial adoption. The adoption of FSP 157-4 did not have a material impact on the Company’s consolidated financial condition, results of operations or disclosures.
In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2 and 124-2”). FSP 115-2 and 124-2 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP 115-2 and 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP 115-2 and 124-2 is effective for interim and annual reporting periods ending after June 15, 2009. FSP 115-2 and 124-2 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FSP 115-2 and 124-2 requires comparative disclosures only for periods ending after initial adoption. The adoption of FSP 115-2 and 124-2 did not have a material impact on the Company’s consolidated financial condition, results of operations or disclosures.
In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP 141(R)-1”). FSP 141(R)-1 amends the provisions in SFAS No. 141(R), “Business Combinations,” for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. FSP 141(R)-1 eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in SFAS No. 141(R) and instead carries forward most of the provisions in SFAS No. 141 for acquired contingencies. FSP 141(R)-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This FSP is effective for the Company’s fiscal year beginning October 1, 2009. In the absence of any planned future business combinations, the Company does not currently expect FSP 141(R)-1 to have a material impact on the Company’s consolidated financial condition, results of operations or disclosures.

RENTECH, INC.
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS No. 165 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of SFAS No. 165 did not have a material impact on the Company’s consolidated financial position, results of operations or disclosures.
In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140,” which provides guidance about the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. SFAS No. 166 is effective for fiscal years beginning after November 15, 2009. SFAS No.166 is effective for the Company’s fiscal year beginning October 1, 2010. The Company is evaluating the provisions of this pronouncement and the potential impact on the Company’s consolidated financial position, results of operations and disclosures.
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” which amends guidance issued in FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities,” as it relates to determining whether an entity is a variable interest entity and ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS No. 167 is effective for fiscal years beginning after November 15, 2009. The Company is evaluating the provisions of this pronouncement and the potential impact on the Company’s consolidated financial position, results of operations and disclosures.
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — A Replacement of FASB Statement No. 162,” which will become the source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. SFAS No. 168 is effective for the Company’s fiscal year ended September 30, 2009.
Note 3 — Discontinued Operations
Effective August 1, 2005, the Company sold its 56% ownership interest in REN Testing Corporation (“REN”) to REN Holding Corporation (“RHC”), an Oklahoma corporation, consisting of a management group previously involved in REN. The sales price of the transaction was $1,175,000 payable in the form of earn-out payments based on RHC’s cash receipts for sales and services from REN’s customers. The earn-out payments are based on 5% of REN’s qualified cash receipts up to the first $2,500,000 per year and 10% of qualified cash receipts in excess of $2,500,000 per year. The earn-out payment will continue indefinitely until the Company collects the $1,175,000. The Company recorded a reserve against the earn-out receivable due to uncertainty surrounding the estimation of collections. As of June 30, 2009 and September 30, 2008, the Company had collected $463,000 and $396,000 respectively, and had recorded a receivable with a compensating reserve for the remaining amount. Therefore, as cash is collected, it is recorded as gain on sale of discontinued operations. Pursuant to the terms of the agreement, the buyer was responsible for all contingent liabilities that existed or might be incurred after the date of disposal.
Note 4 — Available for Sale Securities
The Company’s available for sale securities are primarily auction rate securities which invest in long-term investment grade obligations purchased at par. Prior to fiscal 2008, these investments were classified as short-term investments and the trading of auction rate securities took place through a descending price auction occurring in 7, 28 and 35 day cycles with the interest rate reset at the beginning of each holding period. At the end of each holding period the interest was paid to the investor. The Company recorded the interest when earned as interest income.

RENTECH, INC.
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
During fiscal 2008, conditions in the global credit markets prevented the Company and other investors from liquidating holdings of auction rate securities because the amount of securities submitted for sale at auction exceeded the amount of purchase orders for such securities. As a consequence of the failed auctions, the investments are not readily convertible to cash until a future auction of these investments occurs, the underlying securities are redeemed by the issuer or the underlying securities mature. During the second quarter of fiscal 2008, the Company reclassified its available for sale securities from current assets to noncurrent assets because the Company was unable to readily redeem these securities into cash for current operations.
In May 2008, the Company executed a line of credit with the custodian of its available for sale securities. In September 2008, the line of credit was assumed by Barclays Capital, Inc. (“Barclays”). The line of credit provides for aggregate borrowings of up to $5,000,000 and such loans are secured by the Company’s available for sale securities. Borrowings under the line of credit accrue interest at the rate of LIBOR plus 1.50%. Under the terms of the line of credit, the Company is not subject to any covenants and there is no maturity date, but outstanding balances are payable on demand. As of June 30, 2009, $4,566,000 was outstanding under the line of credit which is shown as a current liability because it is payable on demand. The balance of the line of credit was reduced by $72,000 during the third quarter of fiscal 2009 as a result of interest earned on the securities that was applied to the outstanding balance of the loan.
Market prices for auction rate securities were not available as of September 30, 2008 since there was no market operating and neither the Company nor its custodian had a model to price individual holdings or the portfolio in aggregate. The Company believes that its use of Level 3 unobservable inputs to value its available for sale securities was required due to the absence of market activity and other observable pricing as of the measurement date. As of September 30, 2008, the Company estimated the fair value of its available for sale securities at $6,000,000. The minimum value of the range was considered to be equal to the balance of the line of credit at fiscal year end. The maximum value of the range was considered to be equal to the balance of the line of credit plus an exposure factor which the Company estimated at 35%. The midpoint of the range was approximately $6,000,000.
There were no changes in the Company’s marketable securities holdings during the first nine months of fiscal 2009.
During fiscal year 2009 there were still no markets operating. The Company evaluated the portfolio against the provisions of SFAS No. 157, FSP 157-3 and FSP 157-4. The Company believes that its use of Level 3 inputs to value its available for sale securities was still required due to the absence of market activity and other observable pricing as of the measurement date. As of June 30, 2009 management calculated the fair value of its auction rate securities based on the most current available credit rating for each security and the most current available interest rates yielded by these securities. The Company had to exercise significant judgment in regards to certain other factors used in the valuation. The Company estimated the probability of collecting interest payments and a discounted sales price for each security, if the Company liquidated its position, based on the relative credit ratings of the securities. The total portfolio value was calculated at approximately $6,000,000 as of June 30, 2009 and remained unchanged. The following table presents the fair value hierarchy for the Company’s financial assets measured at fair value on a recurring basis as of June 30, 2009 based on the input levels as defined in SFAS No. 157:

As of June 30, 2009
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total Fair Value	Level 1	Level 2	Level 3
(in thousands)
Available for sale securities, non-current	$6,000	—	—	$6,000
As of June 30, 2009, the scheduled maturity dates for the underlying securities ranged from January 2025 to December 2050. As of September 30, 2008 and June 30, 2009, the Company’s Level 3 assets and liabilities consisted entirely of available for sale securities.

RENTECH, INC.
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
Note 5 — Accounts Receivable
Accounts receivable includes both trade receivables and product pre-sale contract receivables and consisted of the following:

	As of
	June 30,	September 30,
	2009	2008
	(in thousands)
Product pre-sale contracts receivable for nitrogen products	$8,017	$57,901
Trade receivables from nitrogen products	6,393	12,528
Trade receivables from alternative energy	151	877

Total accounts receivable, gross	14,561	71,306
Allowance for doubtful accounts on trade accounts receivable	(126)	(692)

Total accounts receivable, net	$14,435	$70,614

The reduction to product pre-sale contract receivables was due to the seasonality of prepaid contracts and lower pricing on new pre-sale contracts. The reduction to trade receivables from nitrogen products was due to lower product pricing which offset minimally higher seasonal volumes leading up to June 30, 2009 compared to September 30, 2008.
Note 6 — Inventories
Inventories consisted of the following:

	As of
	June 30,	September 30,
	2009	2008
	(in thousands)
Finished goods	$8,688	$17,260
Raw materials	2,013	12,231

Total inventory	$10,701	$29,491

The Company recognizes raw material inventory valuation reductions when the purchase prices of its natural gas inventory contracts exceed the market value of natural gas. For the three and nine months ended June 30, 2009, the total inventory valuation reductions were $116,000 and $16,093,000, respectively. The write-down of the natural gas inventory value was recorded as an expense within cost of sales.
Note 7 — Property, Plant and Equipment and Construction in Progress
Property, plant and equipment consisted of the following:

	As of
	June 30,	September 30,
	2009	2008
	(in thousands)
Land	$1,933	$1,904
Buildings and building improvements	11,022	10,902
Machinery and equipment	64,326	59,263
Furniture, fixtures and office equipment	877	862
Computer equipment and computer software	3,968	3,528
Vehicles	172	172
Leasehold improvements	472	441

	82,770	77,072
Less accumulated depreciation	(27,126)	(20,760)

Total depreciable property, plant and equipment, net	$55,644	$56,312

RENTECH, INC.
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
Construction in progress consisted of the following:

	As of
	June 30,	September 30,
	2009	2008
	(in thousands)
Construction in progress for projects under development	$16,905	$15,432
Accumulated capitalized interest costs related to projects under development	1,950	626
Construction in progress for machinery and equipment	3,742	3,490

Total construction in progress	$22,597	$19,548

In June 2008, the Company acquired the land and all of the remaining assets, consisting primarily of buildings, of a former paper manufacturing site for a purchase price of approximately $9,500,000. The Company intends to use the site, located in Adams County, Mississippi, near the city of Natchez, for a proposed synthetic fuels and chemicals project (the “Natchez Project”). The land, acquired buildings, capitalized interest and ongoing development costs incurred through June 30, 2009 associated with this project totaling $18,253,000 were included in construction in progress since they have not yet been placed in service.
The Company owns, through its subsidiary Rentech Energy Midwest Corporation (“REMC”), a natural gas-based nitrogen fertilizer manufacturing plant (“East Dubuque Plant”). During the first quarter of fiscal 2008, the Company suspended the conversion of the East Dubuque Plant. Concurrent with the decision to suspend the East Dubuque Plant conversion, management evaluated the affected assets for potential impairment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. These assets included costs to date on the REMC conversion project recorded within construction in progress and a land purchase option recorded within other assets and deposits. During fiscal year 2008, additional costs incurred in winding down the REMC conversion project were recorded to construction in progress with a corresponding impairment loss of $9,311,000. The impairment was shown as a component of income from continuing operations within the alternative energy segment. This project was fully impaired during fiscal 2008. During fiscal year 2008, the Company recovered $1,473,000 of payments made to a vendor on the REMC conversion project which were subsequently applied to unpaid invoices from the same vendor on projects other than the conversion of the East Dubuque Plant.
Note 8 — Investment in ClearFuels Technology Inc.
On June 23, 2009, the Company acquired 4,377,985 shares of Series B-1 Preferred Stock, representing a 25% ownership interest in ClearFuels Technology Inc. (“ClearFuels”) and rights to license the ClearFuels biomass gasification technology in exchange for a warrant to purchase up to 5 million shares of the Company’s common stock, access to the Company’s Product Demonstration Unit in Colorado for construction and operation of a ClearFuels gasifier, and certain rights to license the Rentech Fischer-Tropsch Process, including the exclusive right for projects using bagasse as a feedstock. The warrant vests in three separate tranches with one tranche of 2 million shares vested as of the closing date, and two tranches of 1.5 million shares each to vest on the achievement by ClearFuels of established milestones. The exercise price for the first tranche is $.60 per share and the exercise price per share for the second and third tranches will be set at the ten-day average trading price of the Company’s common stock at the time of vesting. The fair market value of the warrant was calculated using the Black-Scholes option-pricing model at $628,815. This fair market value was based on the vested tranche of 2 million shares because the Company cannot currently determine the probability of ClearFuels achieving the milestones that trigger vesting of the second and third tranches.
ClearFuels is a private company and a market does not exist for its preferred stock, as a result the Company determined the fair market value of its investment in ClearFuels to be equal to the fair market value of the vested warrant issued to ClearFuels at the closing. The investment in ClearFuels is recorded in other assets and deposits under the equity method of accounting.
Note 9 — Acquisition of SilvaGas Holdings Corporation
On June 23, 2009, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) to acquire SilvaGas Holdings Corporation (“SilvaGas”) and its patented biomass gasification technology. The transactions contemplated by the Merger Agreement closed on June 30, 2009 at which time SilvaGas became a wholly-owned subsidiary of the Company and changed its name to Rentech SilvaGas LLC. Since the acquisition closed on the last day of the quarter, the Company’s results of operations do not include SilvaGas’ results of operations for the period ended June 30, 2009.

RENTECH, INC.
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
All of the shares of SilvaGas common stock, par value $0.01 per share, issued and outstanding immediately prior to the effective time of the merger (other than a small number of excluded shares that were converted into cash as described below) were converted into the right to receive shares of the Company’s common stock, par value $0.01 per share.
As part of the closing the Company issued 14,503,670 shares of common stock to the SilvaGas stockholders, approximately 6.8 million of which were deposited with an escrow agent to support certain indemnification obligations of the SilvaGas stockholders and to provide for certain possible expenses. The issuance of such securities was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) of such Act. On August 4, 2009, the Securities and Exchange Commission declared effective the Company’s registration statement registering the shares issued at the closing for resale. The Merger Agreement provided that, in certain limited circumstances, the Company may make a cash payment to SilvaGas stockholders who do not qualify to receive shares of its common stock under the Merger Agreement. Subsequent to June 30, 2009, the Company paid approximately $163,000 to one SilvaGas stockholder for that stockholder’s 2,000 shares of SilvaGas common stock.
In addition to the consideration paid at the closing, SilvaGas stockholders may be entitled to receive additional shares of the Company’s common stock as earn-out consideration. Potential earn-out consideration will be calculated based on the degree to which the biomass gasification unit implementing SilvaGas technology at the Company’s proposed project in Rialto, California, or an alternative project to be designated by the Company, achieves certain performance criteria no later than March 29, 2022. Depending on the performance of the gasifier, such additional earn-out consideration may vary from zero to the sum of (i) 6,250,000 shares of Company common stock and (ii) that number of shares equal in value to $5,500,000 at the time of any such payment (provided that such number may not exceed 11,000,000 shares). In the event the SilvaGas biomass gasification unit fails to achieve the performance criteria, SilvaGas stockholders may be entitled to receive shares of the Company’s common stock with a value equal to a portion of the licensing fees and other royalties the Company receives from licensing the SilvaGas technology. The SilvaGas stockholders will not be entitled to receive such common stock unless the licensing fees and other royalties received by the Company exceed a certain threshold. In no event will the aggregate consideration paid in shares of the Company to SilvaGas stockholders at closing and as earn-out consideration exceed 20% of the total outstanding common stock of the Company as of the date of the Merger Agreement.
The estimated total purchase price for the acquisition of SilvaGas, based on the closing price of the Company’s common stock on June 30, 2009 of $0.57 per share, is as follows (in thousands):

Common stock	$8,267
Cash	500
Estimated direct acquisition costs	417

Total estimated purchase price	$9,184

This acquisition was accounted for as a purchase business combination in conformity with SFAS No. 141, “Business Combinations.” Under the purchase method of accounting, the total estimated purchase price is allocated to the acquired assets and liabilities based on their estimated fair value as of the date of acquisition. Based on the estimated purchase price and the preliminary valuation, the preliminary purchase price allocation which is subject to change based on the Company’s final analysis, is as follows: intellectual property of $9,121,000, which is recorded in other assets and deposits, fixed assets of $88,000 and accounts payable of $25,000. The estimated purchase price does not include the earn-out consideration because the Company cannot currently determine the probability that the milestones that trigger the earn-out consideration will be achieved.
On March 29, 2009, the Company executed a technology license agreement with SilvaGas. At March 31, 2009, other assets and deposits included a $313,000 down payment which was required under the agreement. Upon completion of the SilvaGas acquisition, the $313,000 down payment was included in the estimated purchase price.

RENTECH, INC.
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
Note 10 — Debt
On June 13, 2008, the Company and its subsidiary REMC executed a $53,000,000 amended and restated credit agreement (the “Senior Credit Agreement”) by and among REMC as the borrower, the Company as a guarantor and Credit Suisse, Cayman Islands Branch, as administrative agent and collateral agent and the lenders party thereto, which replaced the Company’s prior $26,500,000 credit agreement dated May 30, 2008. The obligations under the Senior Credit Agreement are collateralized by substantially all of the Company’s assets and the assets of most of its subsidiaries, including pledges of equity and a mortgage in real property. The Senior Credit Agreement is a term loan that matures on May 29, 2010, with an option, subject to certain conditions and fees, to extend to May 29, 2011. The remaining principal balance of the term loan will be due and payable in full on the maturity date. At June 30, 2009, the remaining the Company’s outstanding principal borrowings under the Senior Credit Agreement were $37,112,000.
On January 14, 2009, REMC entered into the First Amendment to Amended and Restated Credit Agreement and Waiver (“Amendment and Waiver”) which revised the covenant regarding mandatory prepayments of the loan. The Senior Credit Agreement required mandatory prepayments of principal in an amount equal to 100% of any distributions or loans from REMC to the Company (“Cash Outlays”). The Amendment and Waiver provides that, beginning and including December 23, 2008, mandatory matching prepayments of principal will equal 25% of the first $22.0 million of Cash Outlays. Thereafter, on all Cash Outlays above the first $22.0 million, through and including September 30, 2009, matching prepayments of principal will equal 75% of all Cash Outlays. Beginning on October 1, 2009, matching required prepayments of principal will revert to an amount equal to 100% of all Cash Outlays. During the nine months ended June 30, 2009, Cash Outlays from REMC to the Company were $34,100,000 which required principal prepayments of $15,888,000, all of which were paid to the lender.
Under the Amendment and Waiver, REMC’s minimum liquidity requirement has been reduced to $7,500,000 except during February, March and April of any fiscal year when the minimum liquidity requirement is $5,000,000. As of June 30, 2009, we were in compliance with all covenants under the Senior Credit Agreement.
In addition to an increase in interest rates and certain fees to the lenders and its advisors, as further consideration for the Amendment and Waiver, the Company sold to Credit Suisse Management LLC, SOLA LTD and Solus Core Opportunities Master Fund Ltd., for an aggregate issue price of approximately $50,000, warrants to purchase 4,993,379 shares of the Company’s common stock, or 3% of the Company’s outstanding shares at the time of issuance. The exercise price of $0.92 per share for each warrant was a 20% premium above the weighted average price for the Company’s stock over the 10 trading days preceding the January 14, 2009 closing date of the Amendment and Waiver. Seventy-five percent of the warrants were immediately exercisable and expire 5 years from the grant date. The remaining 25% of the warrants will expire on the maturity date of the Term Loan. This portion of the warrants vested and became exercisable July 1, 2009. The fair value of the warrants was calculated using the Black-Scholes option-pricing model at $1,626,000. The fair value of the warrants, reduced by the $50,000 of consideration received for the warrants, was recorded as a discount on the debt and is being amortized to interest expense over the remaining contractual term of the debt using the effective interest method.
Long-term debt consists of the following:

	As of
	June 30,	September 30,
	2009	2008
	(in thousands)
Face value of term loan under the Senior Credit Agreement	$37,112	$53,000
Less unamortized discount	(861)	(—)

Book value of term loan under the Senior Credit Agreement	36,251	53,000
Less current portion	(36,251)	(—)

Term loan, long-term portion	$—	$53,000

Mortgage dated February 8, 1999; monthly principal and interest payments of $7,000 with interest of 6.5%; unpaid principal and accrued interest due March 1, 2029; collateralized by land and building	$936	$953
Less current portion	(24)	(23)

Mortgage debt, long-term portion	$912	$930

RENTECH, INC.
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
In fiscal year 2010 the Company expects its principal liquidity needs to include REMC related costs to operate, pay debt service, and make capital investments in the East Dubuque Plant, as well as non-REMC costs to develop commercial projects, operate the PDU, continue research and development of the Rentech Process and fund general working capital needs. The Company will also need to repay any remaining debt under the Senior Credit Agreement when it matures on May 29, 2010, unless it elects to extend the maturity date for one year. The Company’s needs for liquidity during fiscal year 2010 will depend on several factors, including the level of expenses incurred for the development of the Rialto and Natchez projects, the amount of cash flow generated by REMC and available after any required repayment of principal under the Senior Credit Agreement, and the level of selling, general and administrative expenses and research and development expenses incurred in our non-REMC operations. The Company has not yet determined its levels of authorized spending for the Rialto or Natchez projects, or for its other non-REMC activities, as those spending levels will be determined by its board of directors during the Company’s upcoming budget approval process. The Company currently expects that it will need external capital during fiscal 2010 to fund its non-REMC activities and repay the remaining debt under its Senior Credit Agreement if the Company does not extend its maturity date. The required amount of any such capital will be determined by the levels of actual spending, and by the amount of cash generated by REMC’s operations during the year. If the Company was to be unable to raise additional capital in fiscal 2010, it would need to either slow or cease development of its commercial projects and research and development of the Rentech Process, and it could become unable to operate the PDU and to satisfy its other working capital needs. The Company’s failure to raise additional capital when needed would have a material adverse effect on its results of operations, liquidity and cash flows and its ability to execute its business plan.
Note 11 — Convertible Debt
In April 2006, the Company issued $57,500,000 in aggregate principal amount of 4.00% Convertible Senior Notes due 2013 with net proceeds to the Company of $53,700,000 after deducting $3,800,000 of underwriting discounts, commissions, fees and other expenses. The Company recognized these deductions as prepaid debt issuance costs which are included in other assets and deposits. An over-allotment option was exercised and the issuance of the notes from the over-allotment resulted in a beneficial conversion feature of $875,000, which was recognized as deferred financing charges and is amortized to interest expense over the seven-year term of the notes. The balance of the convertible senior notes is shown net of the unamortized deferred financing charges related to the beneficial conversion feature. Convertible debt components are as follows:

	As of
	June 30,	September 30,
	2009	2008
	(in thousands)
Convertible senior notes	$57,500	$57,500
Less unamortized deferred financing charges	(477)	(571)

Long-term convertible debt to stockholders	$57,023	$56,929

Prepaid debt issuance costs on convertible senior notes	$2,034	$2,435
Upon achievement of the conversion criteria, the notes may be converted into 14,332,002 shares of common stock.
Based on the market prices, the estimated fair value of the 4.00% Convertible Senior Notes was approximately $20.4 million as of June 30, 2009.

RENTECH, INC.
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
Note 12 — Commitments and Contingencies
Natural Gas Agreements
The Company’s policy and practice is to enter into purchase contracts for natural gas in conjunction with contract sales commitments in order to substantially fix gross margin and reduce the Company’s exposure to changes in market prices for natural gas and nitrogen fertilizer products. The Company has entered into multiple fixed quantity natural gas supply contracts for various delivery dates through December 31, 2009. Commitments for natural gas purchases consist of the following:

	As of
	June 30,	September 30,
	2009	2008
	(in thousands, except
	weighted average rate)
MMBTU’s under fixed priced contracts	2,363	3,036
MMBTU’s under index priced contracts	265	—

Total MMBTU’s under contracts	2,628	3,036

Commitments to purchase natural gas	$10,514	$34,505
Weighted average rate per MMBTU based on the fixed rates and the indexes applicable to each contract	$4.00	$11.37
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
Conditional Obligation
REMC has a legal obligation to handle and dispose of asbestos in a special manner when undergoing major or minor renovations or when its buildings are demolished, even though the timing and method of settlement are conditional on future events that may or may not be in its control. As a result, the Company has a conditional obligation for this disposal. In addition, REMC through its normal repair and maintenance program may encounter situations where it is required to remove asbestos in order to complete other work. The removal date for the asbestos cannot be determined at this time. Therefore, the fair value of the asset retirement obligation cannot be reasonably estimated and has not been recorded.
Note 13 — Stockholders’ Equity
During February 2008, the Company sold 400,000 shares of restricted common stock to an individual professional services provider for cash of $2,000 and notes receivable of $606,000. Continued ownership of the stock was subject to the service provider having met specified performance milestones by December 31, 2008. During the first quarter of fiscal 2009, the service provider informed us that the specified performance milestones would not be achieved. In December 2008, the Company repurchased all 400,000 shares for the price at which the shares had been sold. The Company accounted for the repurchase under Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” resulting in the reversal of $380,000 of previously recognized marketing expense, a corresponding reversal of the accrued liability under Restricted Stock Awards, the reversal of the contra-equity notes receivable and the reversal of associated common stock and additional paid-in capital.
On May 18, 2009, the Company’s shareholders approved an amendment to the Company’s Amended and Restated Articles of Incorporation, as amended, to increase the authorized common stock of the Company from 250,000,000 shares to 350,000,000 shares. Also, on May 18, 2009, the shareholders of the Company approved the 2009 Incentive Award Plan (the “Plan”). The Plan provides for the grant to eligible individuals of stock options and other equity based awards. Up to 9,500,000 shares of common stock have been reserved for issuance under the Plan. As of June 30, 2009, there were restricted stock and stock option grants totaling 483,600 shares issued under the Plan.

RENTECH, INC.
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
On June 29, 2009 the Company issued 11,000,000 shares of Company common stock directly to selected institutional investors for a purchase price of $0.58 per share in cash, which resulted in the Company receiving gross proceeds of $6,380,000. The Company did not retain an underwriter or placement agent, and the Company did not pay a commission or underwriting discount in connection with this offering.
The Company intends to use the net proceeds from the sale of the common stock for general corporate purposes, including, without limitation, for capital expenditures, making acquisitions of assets, businesses or securities and for working capital. Pending the application of the net proceeds, the Company may invest the proceeds in short-term, interest-bearing instruments or other investment-grade securities.
Note 14 — Income Taxes
The Company had an effective income tax provision rate of 0.10% and 0.01% for the nine months ended June 30, 2009 and June 30, 2008, respectively. The Company’s effective income tax rate varies from the federal statutory rate of 35% primarily due to the change in valuation allowance and state taxes.
Note 15 — Segment Information
The Company operates in two business segments as follows:
•	Nitrogen products manufacturing: The Company manufactures a variety of nitrogen fertilizer and industrial products.

•	Alternative energy: The Company develops and markets processes for conversion of low-value, carbon-bearing solids or gases into valuable hydrocarbons and electric power.
The Company’s reportable operating segments have been determined in accordance with the Company’s internal management structure, which is organized based on operating activities. The Company evaluates performance based upon several factors, of which the primary financial measure is segment operating income.

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
	(in thousands)
Revenues
Nitrogen products manufacturing	$91,347	$60,343	$158,152	$135,721
Alternative energy	70	31	132	647

Total revenues	$91,417	$60,374	$158,284	$136,368

Operating income (loss)
Nitrogen products manufacturing	$51,831	$16,862	$56,266	$32,759
Alternative energy	(12,805)	(23,839)	(33,284)	(85,643)

Total operating income (loss)	$39,026	$(6,977)	$22,982	$(52,884)

Income (loss) from continuing operations
Nitrogen products manufacturing	$49,821	$16,447	$50,277	$32,851
Alternative energy	(13,691)	(24,241)	(35,073)	(86,894)

Total income (loss) from continuing operations	$36,130	$(7,794)	$15,204	$(54,043)

RENTECH, INC.
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

	As of
	June 30,	September 30,
	2009	2008
	(in thousands)
Total assets
Nitrogen products manufacturing	$107,748	$210,548
Alternative energy	61,972	46,092

Total assets	$169,720	$256,640

Note 16 — Comprehensive Income (Loss)
Comprehensive income (loss) is comprised of two components: net income (loss) and other comprehensive income (loss) which includes all changes to the Consolidated Statement of Stockholders’ Equity (Deficit), except those changes made due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the three months ended June 30, 2009 and 2008, the Company’s other comprehensive income was $0 and $8,000, respectively, due to unrealized gains on our available for sale securities portfolio. For the nine months ended June 30, 2009 and 2008, the Company’s other comprehensive loss was $0 and ($775,000), respectively, due to unrealized losses on our available for sale securities portfolio. Total comprehensive income (loss) for the three months ended June 30, 2009 and 2008 was $36.1 million and $(7.8) million, respectively. Total comprehensive income (loss) for the nine months ended June 30, 2009 and 2008 was $15.3 million and $(54.8) million, respectively.
Note 17 — Net Income (Loss) Per Common Share
Basic income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding plus the dilutive effect of unvested restricted stock, outstanding stock options and warrants, and convertible debt using the “treasury stock” method.
The following table sets forth the computation of basic and diluted net income (loss) per common share (in thousands, except per share data).

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Basic net income (loss) per common share:
Numerator:
Income (loss) from continuing operations	$36,130	$(7,794)	$15,204	$(54,043)
Income from discontinued operations	2	22	67	61

Net income (loss)	$36,132	$(7,772)	$15,271	$(53,982)

Denominator:
Weighted average common shares outstanding	167,258	165,842	166,836	165,233

Continuing operations	$0.22	$(0.05)	$0.09	$(0.33)
Discontinued operations	0.00	0.00	0.00	0.00

Basic net income (loss) per common share	$0.22	$(0.05)	$0.09	$(0.33)

Diluted net income (loss) per common share:
Numerator:
Income (loss) from continuing operations	$36,130	$(7,794)	$15,204	$(54,043)
Income from discontinued operations	2	22	67	61

Net income (loss)	$36,132	$(7,772)	$15,271	$(53,982)

RENTECH, INC.
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Denominator:
Weighted average common shares outstanding	167,258	165,842	166,836	165,233
Effect of dilutive securities:
Warrants	89	—	160	—
Common stock options	1	—	1	—
Restricted stock	203	—	147	—

Diluted shares outstanding	167,551	165,842	167,144	165,233

Continuing operations	$0.22	$(0.05)	$0.09	$(0.33)
Discontinued operations	0.00	0.00	0.00	0.00

Diluted net income (loss) per common share	$0.22	$(0.05)	$0.09	$(0.33)

For the three months ended June 30, 2009 and 2008, 34.6 million and 30.8 million shares, respectively, of the Company’s stock options, stock warrants, restricted stock, and convertible debt were excluded from the calculation of diluted earnings (loss) per share because their inclusion would have been anti-dilutive. For the nine months ended June 30, 2009 and 2008, 34.6 million and 30.8 million shares, respectively, of the Company’s stock options, stock warrants, restricted stock, and convertible debt were excluded from the calculation of diluted earnings (loss) per share because their inclusion would have been anti-dilutive.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
Certain information included in this report and other reports or materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company or its management) contains or will contain, “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, Section 27A of the Securities Act of 1933, as amended, and pursuant to the Private Securities Litigation Reform Act of 1995. The forward-looking statements may relate to financial results and plans for future business activities, and are thus prospective. The forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by the forward-looking statements. They can be identified by the use of terminology such as “may,” “will,” “expect,” “believe,” “intend,” “plan,” “estimate,” “anticipate,” “should” and other comparable terms or the negative of them. You are cautioned that, while forward-looking statements reflect our good faith belief and best judgment based upon current information, they are not guarantees of future performance and are subject to known and unknown risks and uncertainties. Factors that could affect Rentech’s results include the risk factors detailed in “Part II. Other Information-Item 1A. Risk Factors” below, “Part I, — Item 1A, Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 and from time to time in the Company’s other periodic reports and registration statements filed with the Securities and Exchange Commission. Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995, and thus are current only as of the date made. Other factors that could cause actual results to differ from those reflected in the forward-looking statements include dangers associated with facilities construction and operation of gas processing plants like those using the Rentech Process, risks inherent in making investments and conducting business in foreign countries, protection of intellectual property rights, competition, and other risks described in this report. We undertake no responsibility to update any of the forward-looking statements after the date of this report to conform them to actual results.
As used in this Quarterly Report on Form 10-Q, the terms “Rentech,” “we,” “our,” “us” and “the Company” mean Rentech, Inc., a Colorado corporation and its subsidiaries, unless the context indicates otherwise.
OVERVIEW OF OUR BUSINESSES
Rentech’s vision is to be a global provider of clean energy solutions. Incorporated in 1981, the Company is pursuing the worldwide deployment of the Rentech Process through both licensing of our technology and development of facilities to produce synthetic fuels and chemicals from renewable and fossil feedstocks. During the Company’s nearly 30-year history, Rentech and its licensees have successfully applied the Rentech Process in facilities that range in size from pilot scale to 235 barrels per day of synthetic fuels and chemicals production.
The Rentech Process, based on Fischer-Tropsch chemistry, is a patented and proprietary technology that efficiently and economically converts synthesis gas (syngas), which can be manufactured from a wide variety of waste, biomass and fossil resources, into hydrocarbons. These hydrocarbons can be processed and upgraded into ultra-clean synthetic fuels such as military and commercial jet fuels and ultra low sulfur diesel fuel, as well as specialty waxes and chemicals. Fuels produced from the Rentech Process are significantly cleaner than those available today from petroleum refining and have lower emissions of all regulated pollutants, including nitrogen oxides, sulfur oxides and particulate matter. Rentech fuels produced from biomass, and fuels produced from fossil feedstocks with CO2 sequestration, are expected to have lifecycle carbon emissions comparable with or less than those of petroleum-based fuels.
We are pursuing the development of pioneer commercial scale synthetic fuels and chemicals projects using the Rentech Process in the United States because we believe they will increase shareholder value and provide for competitive opportunities. As such, we are working on a number of commercial opportunities involving standalone biomass, fossil-fed and a combination of biomass and fossil-fed commercial scale synthetic fuels and chemicals projects, including a proposed approximately 30,000 barrels per day synthetic fuels and chemicals facility near Natchez, Mississippi and a proposed 600 barrels per day synthetic fuels and electric power project in Rialto, California called Rialto Renewable Energy Center.
We have constructed and operate a demonstration-scale plant, our Product Demonstration Unit (“PDU”) located in Commerce City, Colorado which we believe is the only operating synthetic transportation fuels facility in the United States. We have produced thousands of gallons of ultra-clean synthetic fuels including military jet fuel, commercial Jet A and Jet A-1 and ultra low sulfur diesel at the PDU. We have shipped samples of our products for testing to potential customers, and we have sold quantities of our jet fuel product to the U.S. Air Force. The ASTM International Committee on Petroleum Products and Lubricants has approved Fischer-Tropsch fuels, such as those produced at our PDU, for use in commercial aircraft.

Our principal research and development efforts at our laboratory are focused on developing the next generation of technology to improve the efficiency of the Rentech Process, further reducing the operating cost per barrel of output, and further developing the technology and processes that clean and condition syngas produced from biomass to make it suitable as an input for the Rentech Process. These technology activities are centered at the PDU site, where we have skilled technical, engineering and operating teams working on development and testing. The laboratory contains equipment and support facilities that provide us with resources for the continued development and testing of the Rentech Process as well as complementary technologies for additional applications and performance enhancements. We continue to advance our technology with a goal of reducing operating and capital costs.
During the third fiscal quarter of 2009 we completed transactions with two biomass gasification technology companies. We acquired 100% of SilvaGas and its commercial-scale biomass gasification technology, which converts biomass feedstocks into syngas. Also, we acquired a 25% ownership interest in ClearFuels, a bio-energy gasification and project development company, whose technology converts virgin cellulosic biomass feedstocks into syngas. These investments represent major steps forward in our strategy of offering integrated solutions for the conversion of various types of urban and rural biomass feedstocks into high-value energy products such as renewable synthetic jet fuel, diesel fuel and electric power.
With the SilvaGas acquisition, we own biomass gasification technology that has operated at commercial scale and is planned for deployment at our Rialto Renewable Energy Center. The SilvaGas technology can convert a wide range of biomass feedstocks, including wood, wood residues, straw, switch grass, municipal solid waste, energy crops and agricultural residues into syngas. ClearFuels’ technology is optimized to efficiently convert finely ground biomass feedstocks such as wood waste and sugar cane bagasse into syngas. Commercial deployment of the ClearFuels technology first requires the construction and operation of a demonstration scale facility, on which we and ClearFuels intend to collaborate by connecting a ClearFuels gasifier to our PDU in Colorado. The agreement with ClearFuels provides that all incremental costs of building and operating the gasifier at the PDU will be borne by ClearFuels. Combining Rentech’s technologies with those of our alliance partner UOP LLC, a division of Honeywell International Inc., enables us to offer integrated packages for renewable fuels and power production. These offerings can be tailored to optimize the conversion of a variety of renewable feedstock types into ultra-clean diesel fuel, jet fuel and electric power.
We own a natural gas-based nitrogen fertilizer manufacturing plant through our subsidiary, Rentech Energy Midwest Corporation. REMC’s plant, located in East Dubuque, Illinois, manufactures and sells within the corn-belt region nitrogen fertilizer products that are currently in high demand by the American farmer and industrial users. These products are critical in the production of corn and other coarse grains. From time to time, we consider opportunities to enhance the efficiency of the East Dubuque Plant to further capitalize on the strong demand for fertilizer in the corn-belt region. Although our primary strategy is focused on synthetic fuels, our revenues are primarily from fertilizer sales.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. The most significant estimates and judgments relate to: revenue recognition, inventories, construction in progress assets, the valuation of financial instruments, long-lived assets and intangible assets, stock-based compensation and the realization of deferred income taxes. Actual amounts could differ significantly from these estimates. There has been no material change to our critical accounting policies and estimates from the information provided in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008.
RESULTS OF OPERATIONS
More detailed information about our consolidated financial statements is provided in the following portions of this section. The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto as presented in this report and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

Seasonality
Results of operations for the interim periods are not necessarily indicative of results to be expected for the year primarily due to the impact of seasonality on the sales at REMC. Our nitrogen products manufacturing segment and our customers’ businesses are seasonal, based on planting, growing and harvesting cycles. The following table shows product tonnage shipped by quarter for the last three fiscal years and the nine months ended June 30, 2009 including periods prior to our acquisition of the East Dubuque Plant in April 2006.

	For the Fiscal Years Ended September 30,
	2009	2008	2007	2006
	(in thousands of tons)
First Quarter	115	171	160	78
Second Quarter	65	103	77	74
Third Quarter	203	170	209	172
Fourth Quarter	n/a	199	125	167

Total Tons Shipped for Fiscal Year	383	643	571	491

As reflected in the table, the third fiscal quarter typically had the highest volume of tons shipped, which corresponds to end-user application of fertilizer products during the spring. The first fiscal quarter typically had the next highest volume of tons shipped, which corresponds to end-user application of fertilizer products after the fall harvest.
Shipments were lower in the first quarter of fiscal 2009 than in the comparable quarters of the two prior years due to a short application season during that quarter. The rain-delayed spring 2008 planting season delayed the fall harvest. Then the early onset of winter weather shortly after the late fall harvest limited the fall fertilizer application. The limited consumption in the fall resulted in high inventories for distributors leading into the spring 2009 season.
As a result of the seasonality of shipments and sales, we experience significant fluctuations in our revenues, income and net working capital levels from quarter to quarter. Weather conditions can significantly affect quarterly results. Our receivables and deferred revenues are seasonal and relatively unpredictable. Significant amounts of our products are typically pre-sold for later shipment, and the timing of these pre-sales and the amount of down payments as a fraction of the total contract price may vary with market conditions. The variation in the timing of these pre-sales and of these contract terms may add to the seasonality of our cash flows and working capital.
THREE AND NINE MONTHS ENDED JUNE 30, 2009 COMPARED TO THREE AND NINE MONTHS ENDED JUNE 30, 2008:
Continuing Operations
Revenues

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Revenues:
Product shipments	$91,103	$59,453	$156,223	$133,155
Natural gas sales of excess inventory	244	890	1,929	2,566

Total nitrogen products manufacturing	$91,347	$60,343	$158,152	$135,721

Alternative energy	70	31	132	647

Total revenues	$91,417	$60,374	$158,284	$136,368

	For the Three Months		For the Three Months
	Ended June 30, 2009		Ended June 30, 2008
	Tons	Revenue	Tons	Revenue
	(in thousands)		(in thousands)
Product Shipments:
Ammonia	67	$54,738	56	$28,904
Urea Ammonium Nitrate	93	29,623	74	23,919
Urea (liquid and granular)	13	5,288	10	4,823
Carbon Dioxide	28	779	26	722
Nitric Acid	2	675	4	1,085

Total	203	$91,103	170	$59,453

	For the Nine Months		For the Nine Months
	Ended June 30, 2009		Ended June 30, 2008
	Tons	Revenue	Tons	Revenue
	(in thousands)		(in thousands)
Product Shipments:
Ammonia	115	$86,684	134	$64,803
Urea Ammonium Nitrate	163	51,881	192	51,487
Urea (liquid and granular)	30	13,433	27	11,842
Carbon Dioxide	68	1,948	81	2,177
Nitric Acid	7	2,277	10	2,846

Total	383	$156,223	444	$133,155

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
The increase in sales for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 was due to increased sales volume and pricing. Sales volume increased primarily due to an extremely wet spring season in 2008, which reduced product deliveries in the third quarter of 2008.
The increase in sales for the nine months ended June 30, 2009 compared to the nine months ended June 30, 2008 was due to higher prices, which more than offset the effect of lower sales volume.
The average sales price per ton in the third quarter of the current fiscal year as compared with the prior fiscal year increased by 58% for anhydrous ammonia and decreased by 1% for urea ammonium nitrate solutions. These two products comprised approximately 92% and 88% of the product sales for the three months ended June 30, 2009 and 2008, respectively. The average sales price per ton in the nine months ended June 30, 2009 as compared with the nine months ended June 30, 2008 increased by 55% for anhydrous ammonia and increased by 18% for urea ammonium nitrate solutions. These two products comprised approximately 88% and 86% of the product sales for the nine months ended June 30, 2009 and 2008, respectively. Prices for products delivered during the periods in fiscal 2009 were largely determined by the prices in pre-sale contracts entered into during prior periods. Prices in the pre-sale contracts were historically high in part because of higher production costs, and in part because of forecasts of higher-than-normal corn planting in 2009.
Alternative Energy. This segment generates revenues for technical service related to the Rentech Process provided by the scientists and technicians who staff our development and testing laboratory and rental income from leasing part of a building. The revenue earned in this segment during fiscal 2009 was primarily due to rental income. This rental income is included in our alternative energy segment because the rental income is generated from a building used by some of our research and development employees. The revenue earned during fiscal 2008 was technical service revenue for progress billing for work performed under contracts.

Cost of Sales

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Cost of sales:
Product shipments	$38,428	$42,019	$76,305	$97,918
Natural gas sales of excess inventory	256	788	2,409	2,497
Natural gas sales with simultaneous purchase	50	—	4,252	—
Write down of natural gas inventory to market	116	—	16,093	82

Total nitrogen products manufacturing	$38,850	$42,807	$99,059	$100,497
Alternative energy	—	—	—	108

Total cost of sales	$38,850	$42,807	$99,059	$100,605

Nitrogen Products Manufacturing. The cost of sales for product shipments for the three months ended June 30, 2009 declined from the prior year primarily due to lower gas prices, which more than offset an increase in volume shipped. The cost of sales from product shipments for the nine months ended June 30, 2009 declined from the prior year primarily due to lower sales volume and lower gas prices. Natural gas comprised approximately 54% and labor and benefit costs comprised approximately 14% of cost of sales on product shipments for the three months ended June 30, 2009. Natural gas comprised 62% and labor and benefit costs comprised 12% of cost of sales on product shipments for the nine months ended June 30, 2009.
Natural gas, though not purchased for the purpose of resale, is occasionally sold under certain circumstances. Natural gas is sold when contracted quantities received are in excess of production requirements and storage capacities, in which case the sales proceeds are recorded as a revenue and the related cost is recorded as a cost of sale. Separately, natural gas may also be sold to a third party with a simultaneous purchase of gas by the Company of the same quantity at a lower gas price in order to realize a reduction of raw material cost. In this case, no revenue is recorded for the sale of gas, and the difference between the cost of the gas that was sold and the cost of gas that was simultaneously purchased is recorded directly to cost of sales.
The cost of sales from the write down of natural gas inventory to market for the nine months ended June 30, 2009 increased from the prior year because declines in the market price for natural gas compared to contracted prices were greater during the current nine month period. We recognize inventory valuation reductions when the carrying value of our natural gas inventory exceeds the market value of the inventory. The expense from inventory valuation reductions are offset in later periods through lower cost of sales as the nitrogen products are shipped and cost of sales reflects the lower value of natural gas inventories following such write-downs.
Alternative Energy. The cost of sales for our alternative energy segment during the three and nine months ended June 30, 2008 was for costs incurred for work performed under a contract. There were no such contracts during the three and nine months ended June 30, 2009.
Gross Profit

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Gross profit:
Product shipments	$52,675	$17,434	$79,918	$35,237
Natural gas sales of excess inventory	(12)	102	(480)	69
Natural gas sales with simultaneous purchase	(50)	—	(4,252)	—
Write down of natural gas inventory to market	(116)	—	(16,093)	(82)

Total nitrogen products manufacturing	$52,497	$17,536	$59,093	$35,224
Alternative energy	70	31	132	539

Total gross profit	$52,567	$17,567	$59,225	$35,763

Nitrogen Products Manufacturing. The segment had an increase in gross profit compared to prior comparable periods for the three and nine months ended June 30, 2009 driven by the volume of products shipped, improved product pricing and the lower cost of natural gas. The segment had a gross profit on product shipments of 58% and 51% for the three and nine months ended June 30, 2009, respectively, as compared to a gross profit margin on product shipments of 29% and 26% for the three and nine months ended June 30, 2008, respectively.
Alternative Energy. Gross profit for alternative energy was $70,000 and $132,000, respectively, for the three and nine months ended June 30, 2009 due to rental income. This compares with $31,000 and $539,000, respectively, for the three and nine months ended June 30, 2008 primarily due to progress work under a license agreement and a contract.

Operating Expenses

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Operating expenses:
Selling, general and administrative	$6,029	$8,273	$18,691	$26,070
Depreciation and amortization	325	346	997	856
Research and development	7,187	15,798	16,555	53,883
Loss on impairment	—	236	—	9,311
Recovery of payment to vendor	—	(109)	—	(1,473)

Total operating expenses	$13,541	$24,544	$36,243	$88,647

Selling, General and Administrative Expenses. During the three months ended June 30, 2009 as compared to the three months ended June 30, 2008, selling, general and administrative expenses fell by $2,244,000 or 27%. Consulting expenses decreased by $1,222,000 due to a one-time modification of warrants in 2008 which resulted in additional stock-based compensation of $813,000 in 2008 and the use of consultants was reduced in 2009. Salaries and benefits decreased by $285,000 as a result of reductions in staff. Reversal of non-cash marketing expense, due to a rescission of an agreement, accounted for $240,000 of the decrease. Travel costs decreased by $77,000 as a result of reduced travel. During the nine months ended June 30, 2009 as compared to the nine months ended June 30, 2008, selling, general and administrative expenses decreased by $7,379,000 or 28%. Salaries and benefits decreased by $2,769,000 primarily as a result of reductions in staff. Information technology expense decreased by $651,000 due to a decline from the prior year’s non-capitalized costs associated with the implementation of our Oracle financial accounting and enterprise resource planning system. Consulting expenses decreased by $1,800,000 due to a one-time modification of warrants in 2008 which resulted in additional stock-based compensation of $813,000 in 2008 and the use of consultants was reduced in 2009. Travel costs decreased by $733,000 as a result of reduced travel. Reversal of non-cash marketing expense, due to a rescission of an agreement, accounted for $706,000 of the decrease.
Depreciation and Amortization. A portion of depreciation and amortization expense is associated with assets supporting general and administrative functions and is recorded in operating expense. The majority of depreciation and amortization expense originates at our nitrogen products manufacturing segment and, as a manufacturing cost, is distributed between cost of sales and finished goods inventory, based on product volumes. The amount of depreciation expense within operating expenses increased by $141,000 for the nine months ended June 30, 2009 which was mostly attributable to an increase in depreciable computer equipment and software assets. Depreciation expense included in cost of sales from our nitrogen products manufacturing segment was $3,621,000 and $2,189,000 for the three months ended June 30, 2009 and 2008, respectively. Depreciation expense included in cost of sales from our nitrogen products manufacturing segment was $6,335,000 and $5,737,000 for the nine months ended June 30, 2009 and 2008, respectively. The increase of $1,432,000 and $598,000 for the three and nine months, respectively, was due to a combination of an increase in machinery and equipment and change in product tonnage sold.
Research and Development. We incur research and development expenses in our testing laboratory where we actively conduct work to further improve our technology and to perform services for our customers. These expenses are included in our alternative energy segment. During fiscal 2008, we incurred significant research and development expense related primarily to the construction of the PDU and also incurred expenses related to the operation of the PDU. Research and development expenses decreased by $8,611,000 during the three months ended June 30, 2009 compared to the three months ended June 30, 2008. Research and development expenses decreased by $37,328,000 during the nine months ended June 30, 2009 compared to the nine months ended June 30, 2008. The decrease for both the three and nine months was primarily due to the completion of the construction of the PDU, for which the costs were recorded as research and development expense. Of the research and development expense recorded in the three months ended June 30, 2009, $2,945,000 was an accrual for taxes related to the construction of the PDU. Of the research and development expense recorded in the three months ended June 30, 2008, $9,561,000 represented construction costs for the PDU. Of the research and development expense recorded in the nine months ended June 30, 2008, $38,940,000 represented construction costs for the PDU.
Loss on Impairment. The Company suspended development on the conversion of the East Dubuque Plant in fiscal 2008 and impaired assets recorded as capitalized costs incurred in winding down the REMC conversion project. During the nine months ended June 30, 2008, additional costs incurred in winding down the REMC conversion project were recorded to construction in progress with a corresponding impairment loss of $9,311,000. No impairment was recorded on any project in the first nine months of fiscal 2009.

Recovery of Payment to Vendor. During first nine months of 2008, the Company recovered $1,473,000 that was previously paid to a vendor for work related to the conversion of the East Dubuque Plant. This amount was subsequently applied to unpaid invoices from the vendor on projects other than the conversion of the East Dubuque Plant.
Operating Income (Loss)

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Income (loss) from operations:
Product shipments	$52,009	$16,760	$77,091	$32,772
Natural gas sales of excess inventory	(12)	102	(480)	69
Natural gas sales with simultaneous purchase	(50)	—	(4,252)	—
Write down of natural gas inventory to market	(116)	—	(16,093)	(82)

Total nitrogen products manufacturing	$51,831	$16,862	$56,266	$32,759
Alternative energy	(12,805)	(23,839)	(33,284)	(85,643)

Total income (loss) from operations	$39,026	$(6,977)	$22,982	$(52,884)

Nitrogen Products Manufacturing. The increased income from operations for both the three and nine months ended June 30, 2009 as compared to the prior fiscal year was primarily due to sales volume and increased prices, and reductions in operating expenses.
Alternative Energy. The decreased loss from operations for alternative energy of $11,034,000 and $52,359,000 for the three and nine months ended June 30, 2009, respectively, was primarily due to the completion of the PDU construction during the prior fiscal year.
Other (Expense) Income

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Other income (expense):
Interest and dividend income	$139	$276	$491	$1,495
Interest expense	(2,821)	(1,166)	(7,930)	(2,767)
Other (expense) income	(211)	79	(321)	119

Total other expense	$(2,893)	$(811)	$(7,760)	$(1,153)

Interest Income. The decrease in interest income for both the three and nine months ended June 30, 2009 as compared to the prior fiscal year was primarily due to marked decreases in interest rates, partially offset by an overall increase in the amount of funds invested in interest-bearing cash accounts by the nitrogen products manufacturing segment. Interest income from our holdings of available for sale securities decreased during the three and nine months ended June 30, 2009 compared to the three and nine months ended June 30, 2008 due to lower balances along with the impact of lower interest rates on all balances maintained.
Interest Expense. Interest expense increased by $1,655,000 and $5,163,000 during the three and nine months ended June 30, 2009, respectively, as compared to the prior fiscal year. This increase was primarily due to interest payments under the Senior Credit Agreement which we entered into during the third quarter of fiscal 2008. Interest capitalized to construction in progress increased by $1,108,000 during the nine months ended June 30, 2009 as compared to the prior fiscal year primarily due to the Company’s purchase of the site for the Natchez Project in June 2008.
Other (Expense) Income. Other expense for both the three and nine months ended June 30, 2009 was primarily comprised of early payment fees on term debt.

ANALYSIS OF CASH FLOW
The following table summarizes our Consolidated Statements of Cash Flows:

	For the Nine Months
	Ended June 30,
	2009	2008
	(in thousands)
Net Cash Provided by (Used in):
Operating activities	$(733)	$(30,507)
Investing activities	(12,369)	(12,904)
Financing activities	(11,762)	54,643

Net increase (decrease) in cash and cash equivalents	$(24,864)	$11,232

Cash Flows from Operating Activities
The decrease in net cash used in operating activities for the nine months ended June 30, 2009, as compared to the same period in fiscal 2008, was $29,774,000. Explanations for significant components of this change on a year-to-date basis are as follows:
•
Net Income (Loss). Operating activities produced net income of $15,271,000 during the nine months ended June 30, 2009, as compared to net losses of $53,982,000 during the nine months ended June 30, 2008.

•
Impairment of Assets. There was no impairment recognized on any project in the first nine months of fiscal year 2009. In the first nine months of fiscal year 2008, the Company recorded an impairment loss of $9,311,000 on previously capitalized expenditures related to the suspended REMC conversion project.

•
Write down of Inventory to Market. During the nine months ended June 30, 2009, we wrote down the value of our natural gas inventory by $16,093,000 due to significant declines in the market prices for natural gas as compared to contracted prices. This compares with a write down of $82,000 during the nine months ended June 30, 2008.

•
Accounts Receivable. During the first nine months of fiscal 2009, accounts receivable decreased by $56,174,000, compared to an increase of $43,475,000 during the first nine months of fiscal 2008. The year-over-year change was the combined impact of the receipt of customer payments on previously executed product pre-sale contracts along with a diminished volume of new product presale contracts during the quarter.

•
Property Insurance Claim Receivable. During the second quarter of fiscal 2009, we recorded a property insurance recovery receivable of $2,000,000 for insured property losses related to a weather-related shutdown of REMC in January 2009. As of June 30, 2009, $1,500,000 was still outstanding.

•
Inventories. Inventories decreased during the nine months ended June 30, 2009 by $2,797,000 as compared to an increase during the nine months ended June 30, 2008 of $15,697,000. Inventories decreased during the nine months ended June 30, 2009 due to a high volume of product deliveries during the spring 2009 planting season, lower product inventory costs caused by lower natural gas costs, and a reduction in required prepayments for natural gas inventory. Inventories increased during the nine months ended June 30, 2008 due to increased quantities on hand caused by lower than normal product deliveries during the wet spring 2008 planting season, and higher product inventory costs caused by higher natural gas prices.

•
Deferred Revenue. We record deferred revenue upon execution of product pre-sale contracts which create an obligation for shipment of product within a specified period of time in the future. Deferred revenue decreased $102,603,000 during the nine months ended June 30, 2009, versus an increase of $64,025,000 during this same period in fiscal 2008. The reason for the difference was that for fiscal 2009, more of our spring sales volume was committed by product pre-sale contracts prior to the beginning of the fiscal year than was the case in fiscal 2008, and for higher prices. Therefore, in fiscal 2009, the beginning balance in deferred revenue was being reduced by shipments more than it was increased by new product pre-sale contracts. In fiscal 2008, due to a smaller volume of spring product pre-sale contracts leading into the year, deferred revenue was being increased by new product pre-sale contracts more than it was reduced by shipments.

Cash Flows from Investing Activities
The decrease in cash used in investing activities for the nine months ended June 30, 2009, as compared to the same period in fiscal 2008 was $535,000. Explanations for significant components of this change on a year-to-date basis are as follows:
•
Proceeds from Sale of Available for Sale Securities. During the nine months ended June 30, 2009, we made no additional purchases of available for sale securities nor did we change the value of the securities that were held. During the nine months ended June 30, 2008, our investment securities held for sale decreased by $13,762,000 as investment securities were liquidated to fund working capital needs.

•
Purchase of Construction in Progress, Net of Assets Placed in Service. During the nine months ended June 30, 2009, we incurred $3,049,000 of net additions to construction in progress assets. Comparatively, during the nine months ended June 30, 2008, we incurred $18,790,000 for net additions to construction in progress assets most of which was for the conversion of the East Dubuque Plant and acquisition of the Natchez site.

Cash Flows from Financing Activities
Net cash used in financing activities was $11,762,000 for the nine months ended June 30, 2009, as compared to net cash provided by financing activities of $54,643,000 for the same period in fiscal 2008. The most significant component of this change on a year-to-date basis was the following:
•
Payments of and Proceeds from Debt. During the nine months ended June 30, 2009, we made $17,845,000 in required prepayments pursuant to the Senior Credit Agreement. The term loan was not in place until June 2008. This is also the reason why there were proceeds from long-term debt of $49,903,000 in 2008 but none in 2009.

•
Proceeds from the Issuance of Common Stock. During the nine months ended June 30, 2009, we issued 11,000,000 shares of Company common stock directly to selected institutional investors for a purchase price of $0.58 per share in cash, which resulted in us receiving gross proceeds of $6,380,000.

LIQUIDITY AND CAPITAL RESOURCES
During fiscal year 2008 we funded our operations primarily from cash flow from REMC’s operations, the incurrence of senior debt and, to a lesser degree, the issuance of equity securities. Our rate of spending in fiscal 2009 is, and is expected to be, significantly lower than the rate of spending during fiscal 2008. During fiscal 2008 we completed construction of our PDU facility and, near the end of fiscal year 2008, we reduced our ongoing operating expenses and our selling, general and administrative expenses. In June 2008, REMC borrowed $53.0 million under its Senior Credit Agreement. No additional borrowings are available under the Senior Credit Agreement because it is a term loan, but we believe that, based on current market conditions, REMC will be able to fund its operations from its operating cash flow during fiscal year 2009.
Rentech’s non-REMC operations are expected to have no material revenue during fiscal year 2009, and will need additional funds to provide for their liquidity needs. We believe the fiscal year 2009 funds can be provided by operating cash flow from REMC. Those needs include operating the PDU, paying for research and development of the Rentech Process, paying for costs for continued development of commercial projects, and funding of working capital needs. In January 2009, our lenders under the Senior Credit Agreement agreed to amend certain covenants, including the covenants that required REMC to prepay indebtedness in amounts equal to any distributions or loans it makes to Rentech, and the covenants that established certain minimum liquidity requirements. Based on current market conditions, we believe that the projected cash flow from REMC, combined with these covenant amendments, will enable us to meet our consolidated liquidity needs for the fiscal year from our consolidated operating cash flow. If the cash flows from REMC were to fall below our current expectations and if we were to be unable to raise additional capital when needed to compensate for such a shortfall in operating cash flow, we would need to either slow or cease development of our commercial projects and research and development of the Rentech Process, and we could become unable to operate the PDU and to satisfy our other working capital needs. Our failure to raise additional capital when needed would have a material adverse effect on our results of operations, liquidity and cash flows and our ability to execute our business plan.

REMC must maintain at least $7.5 million of cash on deposit or in permitted short term investments during the term of the Senior Credit Agreement, provided that in the months of February, March and April the requirement is reduced to $5 million. REMC had $28.3 million of cash and cash equivalents as of June 30, 2009. The Senior Credit Agreement also requires REMC to maintain a minimum rolling twelve-month EBITDA, as defined in the agreement. The minimum EBITDA requirement at June 30, 2009 was $42.5 million and REMC’s EBITDA, calculated in accordance with the Senior Credit Agreement and shown below (in thousands), was $79.0 million.

Consolidated net income	$15,271
Non-REMC net loss	33,615
Fourth Quarter 2008 REMC net income	11,768
Interest expense	6,736
Depreciation and amortization	9,078
Non-cash charges	2,500

REMC EBITDA	$78,968

EBITDA, as adjusted is presented not as a measure of operating results, but rather as a measure of REMC’s ability to service debt and raise additional funds. It should not be construed as an alternative to either (i) income from operations or (ii) cash flows from operating activities. EBITDA as presented is not an indicator of future EBITDA, which may vary and could decrease to a level below the minimum requirements of the Senior Credit Agreement.
In addition, the Senior Credit Agreement restricts REMC’s capital expenditures in each fiscal year through maturity of the Senior Credit Agreement. Once REMC has used its entire allocation of capital expenditures in any fiscal year, it is permitted to utilize remaining amounts, if any, from the immediately prior fiscal year. For the period from October 1, 2008 through September 30, 2009, REMC’s aggregate limit on capital expenditures calculated in accordance with the Credit Agreement is approximately $24.0 million, which is comprised of $16.5 million of capital expenditures allowed in fiscal year 2009 and $7.5 million unused and carried over from fiscal 2008. For fiscal 2009, as of June 30, 2009 REMC has incurred $8.1 million of capital expenditures calculated in accordance with the Senior Credit Agreement and generally accepted accounting principles.
In fiscal year 2010 we expect our principal liquidity needs to include REMC related costs to operate, pay debt service, and make capital investments in the East Dubuque Plant, as well as non-REMC costs to develop commercial projects, operate the PDU, continue research and development of the Rentech Process and fund general working capital needs. We will also need to repay any remaining debt under the Senior Credit Agreement when it matures on May 29, 2010, unless we elect to extend the maturity date for one year. Our needs for liquidity during fiscal year 2010 will depend on several factors, including the level of expenses incurred for the development of the Rialto and Natchez projects, the amount of cash flow generated by REMC and available after any required repayment of principal under the Senior Credit Agreement, and the level of selling, general and administrative expenses and research and development expenses incurred in our non-REMC operations. We have not yet determined our levels of authorized spending for the Rialto or Natchez projects, or for our other non-REMC activities, as those spending levels will be determined by our board of directors during our upcoming budget approval process. We currently expect that we will need external capital during fiscal 2010 to fund our non-REMC activities and repay any remaining debt under our Senior Credit Agreement if we do not extend its maturity date. The required amount of any such capital will be determined by the levels of actual spending, and by the amount of cash generated by REMC’s operations during the year. If we were to be unable to raise additional capital in fiscal 2010, we would need to either slow or cease development of our commercial projects and research and development of the Rentech Process, and we could become unable to operate the PDU and to satisfy our other working capital needs. Our failure to raise additional capital when needed would have a material adverse effect on our results of operations, liquidity and cash flows and our ability to execute our business plan.
At June 30, 2009, our current assets totaled $68,074,000, including cash and cash equivalents of $38,858,000 and net accounts receivable of $14,435,000. Our current liabilities were $82,218,000, of which $36,251,000 is represented by the Senior Credit Agreement. The maturity date of the Senior Credit Agreement is May 29, 2010, and we have the option of extending that date to May 29, 2011, provided that we pay certain fees and comply with all covenants under the Senior Credit Agreement. We had long-term liabilities of $65,841,000, of which most related to our long-term convertible debt. REMC’s income from operations for the nine months ended June 30, 2009 and 2008 was $56,266,000 and $32,759,000, respectively.
We generally consider our short-term liquidity requirements to consist of those items that are expected to be incurred within the next 12 months and our long-term liquidity requirements to consist of those items that are expected to be incurred beyond the next 12 months. Our principal short-term needs for liquidity are to fund working capital needs and to pay for research and development of the Rentech Process, operation of the PDU, operation of the East Dubuque Plant (including working capital needs resulting from seasonal fluctuations in its cash flow and changes in commodity pricing) and short-term costs for continued development of commercial projects. Our principal long-term needs for liquidity are to fund development, construction and operation of commercial projects. We will require substantial amounts of capital that we do not now have to fund our long-term liquidity requirements.
On May 20, 2009, the Securities and Exchange Commission declared effective a shelf registration statement permitting us to issue up to $100 million of securities from time to time. Under the shelf registration statement, we may issue shares of common stock, convertible preferred stock or other securities convertible into common stock, or we may issue additional debt securities. We may also offer securities that will not be registered under the Securities Act of 1933, and may not be offered or sold in the United States absent an available exemption from registration.
On May 18, 2009, the Company’s shareholders approved an amendment to the Company’s Amended and Restated Articles of Incorporation, as amended, to increase the authorized common stock of the Company from 250,000,000 shares to 350,000,000 shares.

On June 29, 2009, we issued 11,000,000 shares of Company common stock directly to selected institutional investors for a purchase price of $0.58 per share in cash, which resulted in us receiving gross proceeds of $6,380,000. We did not retain any underwriter or placement agent, and we did not pay any commission or underwriting discount in connection with this offering. We intend to use the net proceeds from the sale of the common stock for general corporate purposes, including, without limitation, for capital expenditures, making acquisitions of assets, businesses or securities and for working capital. Pending the application of the net proceeds, we may invest the proceeds in short-term, interest-bearing instruments or other investment-grade securities.
REMC’s fertilizer business is seasonal, based upon the planting, growing and harvesting cycles. Inventories must be accumulated to allow for customer shipments during the spring and fall fertilizer application seasons, and require significant storage capacity. The accumulation of inventory to be available for seasonal sales requires that working capital be available at REMC. Our practice of selling substantial amounts of our fertilizer products through pre-sale contracts also significantly affects working capital needs at REMC. Working capital available at REMC is also affected by changes in commodity prices for natural gas and nitrogen fertilizers, which are the East Dubuque Plant’s principal feedstock and products. The Senior Credit Agreement as amended by the Waiver and Amendment significantly limits our ability to utilize excess cash flows from REMC to fund working capital needs at Rentech.
We have a line of credit with Barclays for up to $5,000,000. We had $4,566,000 outstanding under the line of credit as of June 30, 2009. The terms of the line of credit include a provision that the outstanding balance is payable on demand at any time. The line of credit is collateralized by auction rate securities for which there is currently no liquid market. There can be no assurance that we would have sufficient, immediately available funds to repay the line of credit if it were to be called by Barclays, or that we will be able to quickly liquidate the auction rate securities collateralizing the line of credit to pay off the debt.
CONTRACTUAL OBLIGATIONS
We have entered into various contractual obligations as detailed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008. During the normal course of business in fiscal 2009, the amount of our contractual obligations changed as scheduled payments were made and new contracts were executed. During the third quarter of fiscal 2009, the following significant changes occurred to our contractual obligations:
•	We made required prepayments of the debt outstanding under the Senior Credit Agreement of $7,900,000 resulting in an ending principal balance of $37,112,000 at June 30, 2009.

•
Interest payments required on the Company’s debt over the remaining life of the loans decreased by $2,665,000 to $13,419,000 primarily as a result of the decreased loan balance under the Senior Credit Agreement and the timing of the semi-annual interest payment on the 4% convertible notes.

•
Natural gas purchase contracts committed increased by $7,085,000 to $10,514,000. We are required to make additional prepayments under these purchase contracts in the event that market prices fall further below the purchase prices in the contracts. All prepayments made under these purchase contracts were reflected in the balance of raw material inventory due to the specific performance requirement of the natural gas delivery commitment. As of June 30, 2009, the natural gas purchase contracts included delivery dates through December 31, 2009. Subsequent to June 30, 2009, we entered into additional fixed quantity natural gas supply contracts at fixed and indexed prices for various delivery dates through August 31, 2009. The total MMBTU’s associated with these additional contracts was 365,800 and the total amount of the purchase commitments was $1,230,000, resulting in a weighted average rate per MMBTU of $3.36.

•
Purchase obligations increased by $130,000 to $9,514,000 as measured by the total amount of open purchase orders. The majority of the open purchase orders relate to REMC operations along with commitments for materials to operate the PDU.

OFF-BALANCE SHEET ARRANGEMENTS
The Company has no off-balance sheet arrangements.
RECENTLY ISSUED ACCOUNTING STANDARDS
Refer to Note 2 to the consolidated financial statements, “Recent Accounting Pronouncements.”

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Investment Securities Market Risk. We are exposed to market risk from adverse changes in the portfolio value of our investment portfolio referred to as available for sale securities. The recent conditions in the global credit markets have caused auctions for the auction rate securities held in the portfolio to fail and we have been unable to liquidate our positions. As of September 30, 2008, we recorded a $3.0 million loss from impairment related to these investments, leaving our available for sale securities with an estimated fair value of $6.0 million. There was no further impairment recognized in the first nine months of fiscal 2009. There can be no assurance as to when, and for what amount, we may be able to liquidate our position in these securities. However, volatility in the credit markets could continue to negatively impact the timing of future liquidity related to these investments and lead to additional adjustments to their carrying value.
We believe that our use of Level 3 unobservable inputs to value our available for sale securities was still required at June 30, 2009 due to the absence of market activity and other observable pricing as of the measurement date. As of June 30, 2009 management calculated the fair value of our auction rate securities based on the most current available credit rating for each security and the most current available interest rates yielded by these securities. We had to exercise significant judgment in regards to certain other factors used in the valuation. We estimated the probability of collecting interest payments and a discounted sales price for each security, if we liquidated our position, based on the relative credit ratings of the securities. The total portfolio value was calculated at approximately $6,000,000 as of June 30, 2009 and remained unchanged from our September 30, 2008 estimate.
As of September 30, 2008 and June 30, 2009, our Level 3 assets and liabilities consisted entirely of available for sale securities.
Interest Rate Risk. We are exposed to interest rate risk related to advances on our line of credit and our borrowings under the Senior Credit Agreement and the associated Amendment and Waiver. Borrowings under the Senior Credit Agreement bear interest on a variable rate based upon either LIBOR or the lender’s alternative base rate, plus in each case an applicable margin. Advances under our line of credit accrue interest at LIBOR plus a margin of 1.50%. As of June 30, 2009, we had outstanding borrowings under the Senior Credit Agreement of $37.1 million and advances under the line of credit of $4.6 million. Based upon the outstanding balances of our variable-interest rate debt at June 30, 2009, and assuming market interest rates increase or decrease by 100 basis points, the potential annual increase or decrease in interest expense per calendar year is approximately $417,000. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes.
Commodity Price Risk. We are exposed to significant market risk due to potential changes in natural gas prices. Natural gas is a raw material used in the production of various nitrogen-based products manufactured at the East Dubuque Plant. Market prices of nitrogen-based products are affected by changes in natural gas prices as well as supply and demand and other factors. In the normal course of business, REMC currently produces nitrogen-based fertilizer products throughout the year to supply its needs during the high delivery volume spring and fall seasons. Nitrogen-based inventory remaining at the end of the spring season will be subject to market risk due to changes in natural gas prices and supply and demand. Currently, REMC purchases natural gas for use in its East Dubuque Plant on the spot market, and through short-term, fixed supply, fixed price and index price purchase contracts. Natural gas prices have fluctuated during the last several years. Prices increased in 2008 and declined in 2009. Changes in levels of natural gas prices and market prices of nitrogen-based products can materially affect REMC’s financial position and results of operations. A hypothetical increase of $0.10 per MMBTU of natural gas would increase the cost to produce one ton of ammonia by approximately $3.50. REMC has experienced no difficulties in securing supplies of natural gas, however, natural gas is purchased at market prices and such purchases are subject to price volatility.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures. As of September 30, 2008, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) were not effective with regard to the preparation in our Oracle financial accounting and enterprise resource planning system of purchase orders for equipment and services ordered for the PDU. As of June 30, 2009, the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The material weakness previously identified in the Company’s internal control over financial reporting as of September 30, 2008 has been remediated through improvements to the Company’s internal control over purchase orders and financial reporting implemented during the past three fiscal quarters. As a result, based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.
Changes to Internal Control Over Financial Reporting. Other than as described above, no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) occurred during the fiscal quarter ending June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and fraud. A control system cannot provide absolute assurance due to its inherent limitations; it is a process that involves human diligence and is subject to lapses in judgment and breakdowns resulting from human failures. However, these inherent limitations are known features of the financial reporting process; therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In the normal course of business, the Company is party to litigation from time to time. The Company maintains insurance to cover certain actions. We believe that resolution of such litigation will not have a material adverse effect on the Company.
ITEM 1A. RISK FACTORS
Risk factors were disclosed in Part I, Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008. Those risk factors should be read in conjunction with this Quarterly Report on Form 10-Q. During the nine months ended June 30, 2009, the Company did not identify any additional risk factors, or any material changes to the risk factors, disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Annual Meeting of Shareholders of Rentech, Inc. was held on May 18, 2009. The following matters were voted upon and were approved as set forth below.
The shareholders elected two directors to hold office until the 2012 Annual Meeting of Shareholders and their successors are duly elected and qualified by the following votes:

	Number of Shares
Name of Directors Elected	For	Withheld
D. Hunt Ramsbottom	119,160,420	21,846,854
Halbert S. Washburn	99,613,502	41,393,772
The following individuals are continuing directors with terms expiring upon the 2010 Annual Meeting of Shareholders and their successors are duly elected and qualified: Michael F. Ray and Edward M. Stern.
The following individuals are continuing directors with terms expiring upon the 2011 Annual Meeting of Shareholders and their successors are duly elected and qualified: Michael S. Burke, Ronald M. Sega and Dennis L. Yakobson.
The shareholders approved the adoption of the 2009 Incentive Plan Award by the following vote:

Number of Shares
For	Against	Abstain	Broker Non-Vote
57,753,446	15,993,128	648,703	66,611,997
The shareholders approved the amendment to the Company’s Amended and Restated Articles of Incorporation to increase the number of shares authorized for issuance by 100,000,000 shares by the following vote:

Number of Shares
For	Against	Abstain
112,370,635	26,537,948	2,098,690
The shareholders ratified Ehrhardt Keefe Steiner & Hottman PC as the Company’s independent registered public accounting firm for the 2009 fiscal year by the following vote:

Number of Shares
For	Against	Abstain
126,409,379	9,961,659	4,636,236
On June 11, 2009, the Company filed a Form 8-K announcing that its Audit Committee of the Board of Directors approved the engagement of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending September 30, 2009 and the dismissal of Ehrhardt Keefe Steiner & Hottman PC as the Company’s independent registered public accounting firm.

ITEM 6. EXHIBITS.
Exhibit Index

2.1	Agreement and Plan of Merger, dated June 23, 2009 among Rentech, Inc., SilvaGas Holdings Corporation, RTK Acquisition Sub, Inc., RTK Acquisition Sub, LLC, John A. Williams as the Principal Stockholder, Milton Farris as the Stockholder Representative and the other stockholders of the SilvaGas Holdings Corporation party thereto. (incorporated by reference to Exhibit 2.1 to Company’s Current Report on Form 8-K filed on June 24, 2009).

3.1	Articles of Amendment to Amended and Restated Articles of Incorporation of Rentech, Inc. (incorporated by reference to Exhibit 3.1 to Company’s Current Report on Form 8-K filed on May 22, 2009).

10.1*	Rentech, Inc. 2009 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K filed on May 22, 2009).

10.2	Warrant Agreement, dated June 23, 2009 between Rentech, Inc. and ClearFuels Technology Inc. (incorporated by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K filed on June 24, 2009).

10.3	Stock Purchase Agreement, dated June 24, 2009, between Rentech, Inc. and the Buyers party thereto (incorporated by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K filed on June 25, 2009).

31.1	Certification of President and Chief Executive Officer Pursuant to Rule 13a-14 or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 or Rule 15d-14(a).

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RENTECH, INC.
Dated: August 10, 2009	/s/ D. Hunt Ramsbottom
D. Hunt Ramsbottom,
President and Chief Executive Officer

Dated: August 10, 2009	/s/ Dan J. Cohrs
Dan J. Cohrs
Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description

2.1	Agreement and Plan of Merger, dated June 23, 2009 among Rentech, Inc., SilvaGas Holdings Corporation, RTK Acquisition Sub, Inc., RTK Acquisition Sub, LLC, John A. Williams as the Principal Stockholder, Milton Farris as the Stockholder Representative and the other stockholders of the SilvaGas Holdings Corporation party thereto. (incorporated by reference to Exhibit 2.1 to Company’s Current Report on Form 8-K filed on June 24, 2009).

3.1	Articles of Amendment to Amended and Restated Articles of Incorporation of Rentech, Inc. (incorporated by reference to Exhibit 3.1 to Company’s Current Report on Form 8-K filed on May 22, 2009).

10.1*	Rentech, Inc. 2009 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K filed on May 22, 2009).

10.2	Warrant Agreement, dated June 23, 2009 between Rentech, Inc. and ClearFuels Technology Inc. (incorporated by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K filed on June 24, 2009).

10.3	Stock Purchase Agreement, dated June 24, 2009, between Rentech, Inc. and the Buyers party thereto (incorporated by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K filed on June 25, 2009).

31.1	Certification of President and Chief Executive Officer Pursuant to Rule 13a-14 or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 or Rule 15d-14(a).

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Management contract or compensatory plan or arrangement.