Form 10-K
period 2009-09-30
RENTECH INC /CO/
filed 2009-12-14
CIK 868725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2009
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
Common Stock
Name of Each Exchange on Which Registered: NYSE Amex
Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 31, 2009, the last business day of the registrant’s most recently completed second quarter, was approximately $67.2 million (based upon the closing price of the common stock on March 31, 2009, as reported by the NYSE Amex).
The number of shares of the Registrant’s common stock outstanding as of November 30, 2009 was 213,208,460.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2010 annual meeting of shareholders, which the registrant will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report, are incorporated by reference in Part III of this Form 10-K to the extent stated in this report.

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
Factors that could affect Rentech’s results include the risk factors detailed in “Part I, Item 1A. Risk Factors” and from time to time in the Company’s periodic reports and registration statements filed with the Securities and Exchange Commission. Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995, and are current only as of the date made.
As used in this Annual Report on Form 10-K, the terms “we,” “our,” “us” and “the Company” mean Rentech, Inc., a Colorado corporation and its subsidiaries, unless the context indicates otherwise.
RESTATEMENT
In this report, the Company has restated its consolidated balance sheet at September 30, 2008, and its consolidated statements of operations, changes in stockholders’ equity (deficit) and comprehensive loss for the fiscal year ended September 30, 2008. This report also presents restated selected quarterly financial data for the quarters ended June 30, 2009, March 31, 2009, December 31, 2008, September 30, 2008, June 30, 2008, March 31, 2008 and December 31, 2007. These restatements and the material weakness reported herein are due to a misapplication of GAAP, the correction of which resulted in an adjustment to the treatment of forward gas purchase contracts and inventory valuation.
The Company enters into forward contracts with fixed delivery prices to purchase portions of the natural gas required to produce fertilizer for the Company’s nitrogen fertilizer business. Some of the forward contracts require the Company to pay a deposit for the natural gas at the time of contract signing, and all of the contracts require deposits in the event that the market price for natural gas falls after the date of the contract to a price below the fixed price in the contracts.
The Company previously recorded these deposits incorrectly as inventory and performed a lower of cost or market (“LCM”) analysis on this component of inventory on a monthly basis. In certain periods, the LCM analysis resulted in impairments of the component of inventory represented by the gas contract deposits, and those impairments were recognized in cost of goods sold as write-downs of inventory in those periods. As product produced from the gas associated with the impaired deposits was shipped in periods after the write-downs, the cost of gas recognized in cost of goods sold at the time of sale was lower than the cost that would have been calculated using the contracted prices, in an amount equal to the previous inventory write-downs. This prior treatment affected the timing, but not the total amount, of expense recognized in conjunction with gas purchased under forward contracts. The correction in accounting treatment had no effect on cash flows.
The Company has now determined that these deposits should have been classified on the balance sheet as deposits, rather than as inventory, because neither title nor risk of loss passed to the Company when it paid the deposits for the natural gas. The Company has also determined that the LCM adjustments related to these contract deposits were not calculated in a manner consistent with generally accepted accounting principles. In future periods, and in this report, the cost of natural gas purchased under forward contracts will be recognized at contracted prices as the gas flows through production, into finished goods inventory, and then into cost of goods sold as the product is shipped, or directly into cost of goods sold in the case of a sale of the gas. The LCM analysis will be performed by examining the projected margin on the sale of finished goods, not by examining the market price relative to the contract price for the natural gas component of inventory.
The Company has not amended its Annual Report on Form 10-K or its Quarterly Reports on Form 10-Q for prior periods affected by the restatement adjustments. Accordingly the financial statements and related financial information contained in such reports should no longer be relied upon. For a further discussion of the restatement adjustments and the background leading to the adjustments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restatement” and Notes 2 and 21 to our consolidated financial statements included in this report.

PART I
ITEM 1. BUSINESS
Company Overview
Incorporated in 1981, Rentech’s vision is to be a provider of clean energy solutions. We are developing projects that we expect to produce certified synthetic fuels and electric power from carbon-containing materials such as biomass, waste and fossil resources. We own technologies that enable the production of such fuels and power when integrated with certain other technologies that we license or purchase. Our technologies can produce synthesis gas (“syngas”) from biomass and waste materials, and can convert syngas from our own or other gasification technologies into complex hydrocarbons that are upgraded into fuels by refining technology that we license. In addition to developing projects using these technologies, we are pursuing the licensing of our technologies to developers of projects that are expected to produce fuels and/or power. We also own and operate a nitrogen fertilizer plant in East Dubuque, Illinois.
The Rentech Process is a patented and proprietary technology based on Fischer-Tropsch (“FT”) chemistry, which converts syngas produced from a wide variety of biomass, waste and fossil resources into hydrocarbons. These hydrocarbons can be processed and upgraded into ultra-clean synthetic fuels such as military and commercial jet fuels and ultra low sulfur diesel fuel, as well as specialty waxes and chemicals. Unlike some other alternative transportation fuels, such as ethanol, fuels produced from the Rentech Process can be transported and used in existing infrastructure including pipelines and engines. Our technology portfolio also now includes the Rentech-SilvaGas biomass gasification technology that we recently acquired with the acquisition of the SilvaGas Holding Corporation (“SilvaGas”), which enables us to offer integrated technologies that can convert biomass and wastes to syngas and subsequently into clean fuels and electric power.
The Rentech Process can produce synthetic diesel fuels (“RenDiesel”) which are clean burning having lower emissions of regulated pollutants, such as nitrogen oxides, sulfur oxides and particulate matter, than traditional petroleum-based diesel fuels. These fuels either meet or exceed all fuels and environmental standards presently applicable in the U.S. including the ASTM D-975 standard for diesel fuel, which is the specification used for regular diesel engines.
The Rentech Process also can produce synthetic jet fuel (“RenJet”), including military jet fuel and commercial Jet A and Jet A-1 fuel. Synthetic jet fuel from the FT process is the only type of alternative jet fuel that has been certified by the U.S. Federal Aviation Administration for use in commercial aviation and by the U.S. Air Force for use in its aircraft. The ASTM International Committee on Petroleum Products and Lubricants and the U.S. Federal Aviation Administration have approved FT fuels for use in commercial aircraft, when blended with petroleum-based fuels at a blend of up to 50% synthetic.
A U.S. Department of Energy (“DOE”) study of the life-cycle greenhouse gas emissions from the production of fuels from fossil feedstocks using FT chemistry concluded that, when carbon capture and sequestration are used, the resulting emissions are lower than those generated in the production of petroleum-derived fuels. We believe that the lifecycle emissions of greenhouse gases for fuels and power produced from biomass using our technology without carbon capture and sequestration can be significantly lower than is the case with fossil feedstocks, and, depending on the feedstock, can be as low as zero.
We have constructed and operate our Product Demonstration Unit (“PDU”), a demonstration-scale plant at the Rentech Energy Technology Center (the “RETC”) located in Commerce City, Colorado, which we believe is the only operating synthetic transportation fuels facility in the United States. Using the PDU, we have produced thousands of gallons of ultra-clean synthetic fuels including RenJet and RenDiesel. We have shipped samples of our products for testing to potential customers, and we have sold test quantities of our jet fuel to the U.S. Air Force.
During fiscal year 2009, we acquired SilvaGas and its biomass gasification technology, which can convert a wide range of biomass feedstocks, including wood, wood residues, straw, switch grass, refuse-derived fuel, energy crops and agricultural residues, into syngas. From 1998 to 2001, the SilvaGas technology was applied at commercial scale of 400 tons per day at a gasifier in Burlington, Vermont in a series of operating campaigns. In fiscal 2009, we also acquired a 25% ownership interest in ClearFuels Technology, Inc. (“ClearFuels”), a bio-energy gasification and project development company which owns technology that can convert virgin cellulosic biomass feedstock, such as wood waste and sugar cane bagasse, into syngas.

We are pursuing the deployment of the Rentech Process and the Rentech-SilvaGas biomass gasification technology (the “Rentech-SilvaGas Technology”) by seeking to license our technology and to develop facilities that produce synthetic fuels, chemicals, natural gas substitutes, and electric power from biomass and fossil feedstocks. We are working on a number of commercial scale opportunities involving biomass, fossil-fed and a combination of biomass and fossil-fed projects to produce synthetic fuels, chemicals, and power, including a proposed project in Rialto, California (the “Rialto Renewable Energy Center”) that would produce approximately 600 barrels per day of synthetic fuels and 35 megawatts of electric power, and a proposed project near Natchez, Mississippi (the “Natchez Project”) that would produce approximately 30,000 barrels per day of synthetic fuels and chemicals and 120 megawatts of power. In addition, ClearFuels intends to build and install at their expense a demonstration scale ClearFuels gasifier at the RETC which would be integrated with our PDU. ClearFuels has been selected by the Department of Energy to receive up to $23 million as a grant to construct the gasifier.
We also own through our wholly-owned subsidiary, Rentech Energy Midwest Corporation (“REMC”), a nitrogen fertilizer manufacturing plant that uses natural gas as its feedstock. REMC’s plant, located in East Dubuque, Illinois (the “East Dubuque Plant”), manufactures and sells within the corn-belt region nitrogen fertilizer products which are currently in high demand by the American farmer and industrial users. Although our primary strategy is focused on synthetic fuels, in fiscal year 2009 our operating revenues were almost exclusively from sales at the East Dubuque Plant.
Business Strategy
Our deployment strategy includes both development of facilities and licensing of the Rentech Process and Rentech-SilvaGas Technology. The development model involves Rentech developing, co-owning and operating biomass-fed, fossil-fed and a combination of biomass and fossil-fed synthetic fuels, chemicals and/or power facilities. We believe we will be able to advance future projects by using the experience we gain through engineering, designing and constructing early facilities and by reducing the required capital and technical resources for each subsequent project. We intend to develop standard designs that are both replicable and scalable. The licensing model consists of licensing the Rentech Process and Rentech-SilvaGas Technology to parties for the development of facilities that produce synthetic fuels, specialty waxes and chemicals and/or power, thereby expanding the deployment opportunities for our technology.
Develop, Co-Own and Operate Model
Biomass Facilities. We believe biomass facilities provide an attractive business model due to feedstock costs that are expected to be significantly lower than the cost of fossil feedstocks, simpler facility designs than fossil fuel facilities and demand for the renewable fuels and energy that would be produced by these biomass facilities. Biomass can be categorized into urban streams (including waste materials such as municipal solid waste, construction and demolition waste, green wastes and sewage sludge) and rural streams (including agricultural materials such as stovers and straws, sugar cane bagasse, forestry residues, energy crops and algae). A typical biomass facility may produce renewable synthetic fuels as well as renewable power from the biomass feedstock. We also intend to develop biomass facilities that would produce natural gas substitutes or electric power without the production of synthetic fuels, depending on relative product prices in various markets around the world. These types of facilities tend to be much simpler in design than fossil-fed facilities. Therefore, biomass facilities typically should require less capital than fossil facilities which are more complex in design and likely to be much larger in scale.
Fossil Facilities. We believe that fossil facilities provide an appealing business model due to the ability to achieve capital efficiencies and attractive economic returns resulting from large-scale production of diverse high-value product streams. Fossil feedstock, particularly coal and petroleum coke, are abundant domestic resources with relatively stable historic prices. As a result, fossil resources are an attractive feedstock for large-scale synthetic fuels and chemicals facilities utilizing the Rentech Process where economies of scale and product diversification can be achieved. Carbon capture and sequestration as well as the addition of biomass as a co-feed are expected to reduce the lifecycle carbon footprint of fuels produced by fossil facilities below that of fuels produced from petroleum by conventional refineries. These types of facilities require significant capital for construction. Consequently, Rentech is seeking strategic and financial partners as well as long-term off-take agreements for products produced at these facilities in advance of their construction. The Company believes these steps will help secure the financing required to fund these types of projects. We intend to develop plants that will be economic at a scale smaller than our competitors. Although our technology would enable us to pursue larger projects, we believe that projects at this scale optimize access to capital and development time.
Licensing Model
We are actively pursuing a number of licensing opportunities domestically and internationally. Rentech intends to license the Rentech Process for both biomass and fossil feedstock applications for synthetic fuels production. Rentech also intends to license its Rentech-SilvaGas Technology for renewable power production and, in combination with the Rentech Process, synthetic fuels production. Licensing will provide us with the opportunity to expand the global deployment and acceptance of our technology without capital investment by us for plant construction. We believe that successful commercialization of Rentech technologies will enhance our licensing opportunities, resulting in additional revenue streams.

Under a typical licensing arrangement, in addition to license fees, we would expect to receive fees for providing our catalyst and technical services to licensees. After we grant a license, our licensees will be responsible for financing, constructing and operating their own facilities that will use our licensed technology. We generally would expect our licensees to acquire certain proprietary equipment that meets Rentech’s specifications. Licensees must also acquire their own feedstock and sell the products that their facilities produce.
Commercial Opportunities
We are working on the development of potential biomass projects. Our Rialto Project is furthest along in the development process. The Rialto Project is designed to produce 600 barrels per day of renewable synthetic fuels and 35 megawatts of renewable power. We have completed an engineering feasibility study for the Rialto Project which will utilize both the Rentech-SilvaGas Technology and the Rentech Process. In addition, we are conducting preliminary engineering work for the design of other biomass facilities, evaluating potential sites at which to locate these facilities and actively pursuing feedstock sources for these projects.
We have completed the engineering feasibility study for the Natchez Project and we have done additional engineering work to finalize technology selection for the facility. We own the site on which we intend to build this facility and we have a long-term agreement with Denbury Resources, Inc. under which that company will purchase all of the carbon dioxide captured during the production process.
Research and Development Program
We continue to advance our technology. Our research and development activities are centered at the RETC, where we have skilled technical, engineering and operating teams that work at our development and testing laboratories. The laboratory contains equipment and support facilities that provide us with resources for the continued development and testing of our technologies, as well as complementary technologies for additional applications and performance enhancements. In addition, the facilities allow us to conduct online analysis of feedstock and products.
Our principal research and development efforts at our laboratory are focused on improving the efficiency of the Rentech Process, and on developing the next generation of technology to further improve the efficiency of the Rentech Process. We also plan to install biomass gasifiers to supply syngas to the PDU in order to develop at demonstration scale gasification technologies that would complement the Rentech-SilvaGas Technology, and to continue to develop technology and processes that clean and condition syngas produced from biomass to make it suitable as an input for the Rentech Process. The PDU is important to our research and development activities, and provides samples of our products to potential customers.
Financial Information About Our Business Segments
Financial information about our business segments is provided in Note 19 of our Consolidated Financial Statements.
Our Proprietary Rentech Process
We have been developing our proprietary Rentech Process for nearly thirty years. The Rentech Process is a significant enhancement of the FT technology originally developed in the 1920s. Prior to application of the Rentech Process, hydrocarbon feedstock including fossil resources such as coal, petroleum coke, and natural gas and biomass resources such as forestry waste, agricultural waste, municipal solid waste and energy crops are reformed or gasified into syngas by various commercially available processes, including our Rentech-SilvaGas Technology. The syngas is then converted through the Rentech Process into differentiated hydrocarbon products in a reactor vessel containing Rentech’s patented and proprietary catalyst, and then upgraded with commercially available refining processes.

Development of the Rentech Process
Use of the Rentech Process in a commercial scale facility was successfully demonstrated in 1992 and 1993 at the Synhytech facility located in Pueblo, Colorado. The Synhytech facility was designed to produce up to 235 barrels of liquid hydrocarbons per day. Fuel Resources Development Company (“Fuelco”), our licensee at that time, had full control of the supply of syngas and the construction and operation of the facility. We designed, fabricated and operated the FT reactors and provided our catalyst for use in the Rentech reactors. Fuelco constructed the facility at the Pueblo municipal landfill, with the intent of using, at minimal cost, the methane and carbon dioxide in the landfill gas that was generated each day from the decomposition of the landfill material. Although the Rentech Process performed as expected to produce liquid hydrocarbons, Fuelco determined that the volume and the energy content of the landfill gas it captured were inadequate to operate the facility on an economic basis, and thus ceased operation of the facility.
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
We have successfully produced synthetic fuels at our PDU in Commerce City, Colorado, in a series of campaigns since August 2008. We believe that the PDU is the only synthetic fuels facility in the United States producing transportation fuels. The facility is designed to produce approximately ten barrels per day of synthetic jet and diesel fuels and demonstrates the design, construction and operation of a synthetic fuels facility utilizing the Rentech Process. Achieving production at the PDU was the result of the operation and integration of all processes at the facility, including the steam methane reformer for the production of synthesis gas; the conversion of the synthesis gas in the Rentech reactor into clean hydrocarbons; the separation of the Rentech catalyst from the wax produced from the reactor; and the processing and upgrading of the hydrocarbons into ultra-clean synthetic fuels using UOP hydrocracking and hydrotreating technologies. Rentech and UOP maintain an alliance which provides a one-stop solution to developers of commercial synthetic fuels facilities worldwide for synthesis gas clean-up, conversion and product upgrading. With the PDU successfully operating, we are using the facility to confirm and refine the design parameters of the Rentech Process during longer-term production runs as well as the effect of various operating parameters on product yields and composition.
Competition in Fischer-Tropsch Technology
The development of Fischer-Tropsch technology for the production of hydrocarbon products like ours is highly competitive. Several major integrated oil companies, such as ExxonMobil, the Royal Dutch/Shell group, Statoil and BP, as well as several other companies such as Sasol, have developed or are developing competing technologies.
The fundamental differences between the various FT technologies developed by us and our competitors are the FT catalyst, the Rentech reactors where the syngas reacts with the catalyst and the process for separating catalyst from the wax product. The Rentech Process uses its proprietary iron-based catalyst which permits the efficient use of a wide range of feedstocks. We believe that most other FT technologies use cobalt-based catalysts. The Rentech Process also includes a patented process for separation of the Rentech catalyst from the wax product. Developing commercial FT technology requires significant capital and time, which we believe provides a material barrier to new competitors. Our focus on developing small to medium sized facilities require less capital and time for construction than larger capacity facilities.
Rentech-SilvaGas Technology
The patented Rentech-SilvaGas Technology generates medium-Btu syngas through the gasification of varying types of biomass feedstocks such as forestry products, pulp and paper residue, agricultural byproducts and energy crops. Biomass feedstock is loaded into the gasifier and mixed with hot sand, turning it into syngas and residual char. The residual char and sand are separated from the syngas by a cyclone separator and discharged to a combustor. The sand is then reheated in the combustor by adding air and burning the residual char. The reheated sand is removed from the combustion gas by a cyclone separator and returned to the gasifier. The resulting syngas can then be fed into a gas turbine or boiler for renewable power production. The syngas may also be used in combination with the Rentech Process for the production of renewable synthetic fuels.

Development of the Rentech-SilvaGas Technology
The Rentech-SilvaGas Technology was developed with approximately $100 million in funding from private investors and the DOE. A gasifier incorporating the technology operated over a series of campaigns for over 22,000 hours at a 10 dry ton per day pilot scale plant at the Battelle Memorial Institute in Columbus, Ohio. Then, from 1998 to 2001, the gasifier was operated successfully on a commercial scale during a series of operating campaigns at a facility in Burlington, Vermont, built in partnership with the DOE, National Renewable Energy Laboratory and Battelle Columbus Laboratory. The gasifier at the Burlington facility converted 400 dry tons per day of wood-based biomass into syngas used for power production. Rentech acquired the Rentech-SilvaGas Technology through its acquisition of SilvaGas in June 2009.
Competition in Biomass Gasification Technology
There are two primary categories of competition to the Rentech-SilvaGas Technology; conventional, proven technologies and developmental, small-scale technologies. The conventional technologies are typically used to produce low-Btu syngas that is then combusted in a boiler to generate steam for use in power production. These technologies have been deployed at large commercial scale facilities and are currently the established technologies for biomass-to-energy projects. Significant competitors in this area include Foster Wheeler, Energy Products of Idaho, Lurgi, TPS Termiska Processer AB, and Primenergy.
The developmental technologies are typically designed to produce a medium-Btu syngas which could be used for wider range of applications, including power production on a more efficient scale and for higher value fuels such as Fischer-Tropsch fuels, ethanol, butanol, or for precursors for many industrial chemicals. These technologies are generally considered to have higher technological or scale-up risk than their conventional competitors because they have only operated at small scale or pilot scale. We believe the facility in Burlington, Vermont utilizing the Rentech-SilvaGas technology is the largest facility that has operated with this type of biomass gasification technology, but other competitors have reported operating small scale facilities for several years and gained some commercial acceptance. While some of our competitors’ technologies require the use of oxygen to make medium BTU syngas, the Rentech-SilvaGas Technology does not which can help to simplify and lower the capital costs for a biomass gasification facility. Significant competitors in this area include Repotec Co., Choren Industries, Thermoselect, Range Fuels and Taylor Biomass Energy.
Products and Markets
Facilities using Rentech’s technologies can be designed and configured to produce synthetic fuels, chemicals and/or power from fossil and biomass resources.
The products we can produce include:
•	RenDiesel, RenJet, naphtha and power from fossil resources;
•	renewable RenDiesel, RenJet, naphtha and power from biomass resources; and
•	waxes, paraffins and specialty chemicals.
Synthetic fuel products that can be produced with our technology are substantially free of contaminants usually found in crude oil, such as sulfur, aromatics, nitrogen and heavy metals. Vehicle engine tests of RenDiesel conducted by independent labs have demonstrated that our synthetic diesel fuel is clean burning with excellent combustion qualities, and substantially reduces harmful air emissions from vehicles. Our fuels can be used directly or as a blending component with conventionally refined petroleum based fuels without any modifications to existing engines or delivery infrastructure.
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

The “Energy Independence and Security Act of 2007” (“EISA 2007”) greatly expanded the existing mandate for the blending of ethanol into fuels sold in the U.S. EISA 2007 increased the mandate from 7.5 billion gallons per year in 2012 to 36 billion gallons per year in 2022, with 21 billion gallons of that to be non food based ethanol and other advanced biofuels. For the first time the mandate, which was created under the authority of the Clean Air Act, requires the blending of renewable diesel fuels. Fuels produced from renewable feedstock using the Rentech Process will qualify as renewable diesel fuels.
Government Incentives
In 2000, Congress designated domestically produced Fischer-Tropsch fuels made from natural gas as an alternative fuel under the Energy Policy Act of 1992. This act also designates liquid fuels derived from coal as an “alternative fuel.”
The “Safe, Accountable, Flexible, Efficient Transportation Equity Act: A Legacy for Users Act” (“SAFETEA-LU Act of 2005”) created a $0.50 per gallon tax credit for “any liquid derived from coal” using the Fischer-Tropsch process. This credit was extended in the “Emergency Economic Stabilization Act of 2008” (“EESA 2008”) to the end of 2009, and modified to require the capture of 75% of the facility’s carbon dioxide emissions and allowed the credit to be claimed on aviation fuel. The EESA 2008 also extended the existing $1.00 per gallon tax credit for renewable diesel fuels to December 31, 2009, expanded it to include aviation fuel and created a credit for capture and sequestration of anthropogenic carbon dioxide (“CO2”) that is sequestered in the geological formations. The tax credit is $10 per ton for CO2 used for enhanced oil recovery and $20 per ton for CO2 injected in other geological formations.
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
The American Recovery and Reinvestment Act (“ARRA”) of 2009 provided funding to several renewable energy programs and created a new loan guarantee program for, among other things, the commercial development and deployment of advanced renewable power and fuels production technologies. In its 2009 Omnibus Appropriations Act, the Congress funded this “innovative technology” loan guarantee program with $8.5 billion. This new program is part of the loan guarantee program of EPACT 2005 and has similar requirements, but it is expressly targeted to renewable energy projects and could provide lower cost loans to qualifying projects.
The ARRA also provided additional funding for the DOE’s existing renewable energy programs, including funding for advanced biofuel production technologies. The DOE is currently reviewing applications for grants under several programs.
We believe the projects that produce product(s) developed with the Rentech technologies may, in appropriate circumstances, be eligible for one of more of the above incentives.

Business of Rentech Energy Midwest Corporation
Production Facility
The East Dubuque Plant is designed to produce anhydrous ammonia, nitric acid, ammonium nitrate solution, liquid and granular urea, nitrogen solutions (urea ammonium nitrate solution, or UAN) and carbon dioxide using natural gas as a feedstock. East Dubuque is located in the northwest corner of Illinois, and the facility is located on the Mississippi River.
The facility operates continuously, except for planned shutdowns for maintenance and efficiency improvements and occasional unplanned shutdowns due to equipment failures, power failures or other events. The facility can optimize the product mix according to swings in demand and pricing for its various products. During the fiscal year ended September 30, 2009, the facility produced approximately 1.02 million tons of these products, compared to approximately 1.15 million tons in the fiscal year ended September 30, 2008. Some products are final products sold to customers, and others, including ammonia, are both final products and feedstocks for other final products. Final products shipped from the facility during the fiscal year ended September 30, 2009 totaled approximately 438,000 tons of ammonia and upgraded nitrogen products, compared to approximately 534,000 tons in the fiscal year ended September 30, 2008. Carbon dioxide shipments totaled approximately 95,000 tons and 109,000 tons in the fiscal years ended September 30, 2009 and 2008, respectively.
The following table sets forth the East Dubuque Plant’s current rated production capacity for the listed nitrogen fertilizer products in tons per day.

Capacity
Plant	(Tons per Day)
Anhydrous Ammonia	830
UAN Blending	1,100
Ammonium nitrate	600
Urea synthesis	400
Urea granulation	140
Nitric acid (2 plants)	380
Carbon Dioxide (2 plants)	650
Products
REMC’s product sales are heavily weighted toward anhydrous ammonia and UAN, which make up over 80% of total revenues. Products sold include anhydrous ammonia, UAN, nitric acid, carbon dioxide and granular and liquid urea. A majority of REMC’s products are sold through a Distribution Agreement with Agrium U.S.A., Inc. (“Agrium”) with the exception of carbon dioxide which is sold to industrial customers, generally on a contract basis. Although anhydrous ammonia and UAN are substitutes, each has its own characteristics, and customer product preferences vary according to the crop planted, soil and weather conditions, regional farming practices, relative prices and the cost and availability of appropriate storage, handling and application equipment, which are different for each of these two products.
Anhydrous Ammonia. REMC produces anhydrous ammonia (often referred to simply as “ammonia”), the simplest form of nitrogen fertilizer and the feedstock for the production of other nitrogen fertilizers. Ammonia is produced by reacting natural gas with steam and air at high temperatures and pressures in the presence of catalysts. The ammonia processing unit has a current rated capacity of 830 tons per day. Ammonia product storage consists of two 20,000 ton tanks in East Dubuque, Illinois and 15,000 tons of leased storage in Niota, Illinois. Ammonia is used in the production of all other products produced by the East Dubuque Plant, except carbon dioxide.
Ammonia contains 82% nitrogen by weight and is generally the least expensive form of fertilizer per pound of nitrogen. However, because it must be kept under pressure or refrigerated in order to keep it in a liquid state, ammonia is more costly to store, ship and apply than other nitrogen fertilizer products and must be applied in the fall during cool weather after harvest, in the spring just before planting or as side dress after the plant emerges. When used as a fertilizer, ammonia must be injected into the soil by specialized equipment, and soil conditions can limit its application.
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

As a liquid, UAN has many advantages over solid fertilizers and ammonia. UAN (typically sold in nitrogen concentrations of 28% and 32%) may be applied more uniformly than non-liquid products and may be mixed with various crop protection products or other nutrients, permitting the application of several materials simultaneously, thus reducing energy and labor costs. In addition, UAN, unlike ammonia, may be applied from ordinary tanks and trucks and can be applied to the soil either through spraying, injecting or through irrigation systems throughout the growing season. Moreover, due to its stable nature and due to the fact that it can be applied in the field along with other chemicals, UAN can be a preferred fertilizer choice for crops requiring soil surface applications (such as no-till row crops).
Urea. Urea product is produced through the reaction of ammonia with carbon dioxide at high pressure and temperatures creating a molten product called Urea solution at a concentration of approximately 70%. Urea solution can be further processed through the urea granulation plant to create dry granular urea (46% nitrogen concentration), used for the production of UAN or sold directly to trade customers in its state as a urea solution. The facility has a 12,000 ton capacity bulk warehouse which may be used for dry bulk granular urea storage.
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
Carbon Dioxide. Carbon dioxide is a co-manufactured gaseous product in the manufacture of ammonia (approximately 1.1 tons of CO2 per ton of ammonia). Most plants vent the gas from their ammonia production to the atmosphere. The East Dubuque Plant utilizes CO2 in its urea production and has developed a market for the CO2 produced through conversion to a purified food grade liquid carbon dioxide. The CO2 is purified, compressed and chilled to condensing conditions. It is stored as a saturated liquid for later sale to various industrial customers. The facility is a certified producer of food grade liquid CO2 for the soft drink industry. The facility has storage capacity for approximately 1,900 tons of CO2. Negotiated contract agreements for CO2 allow for regular shipment of CO2 throughout the year, so the current storage capacity is adequate.
Marketing and Distribution
REMC has a Distribution Agreement with Agrium, pursuant to which Agrium is obligated to use commercially reasonable efforts to promote the sale of, and to solicit and secure orders from its customers for nitrogen fertilizer products comprising ammonia, granular urea, UAN solutions and nitric acid and related nitrogen-based products manufactured at the East Dubuque Plant. REMC has typically sold more than 80% of the nitrogen fertilizer products manufactured at the facility through the distribution agreement with Agrium, and the remaining amounts directly to customers. We pay Agrium a commission for these services. REMC’s sales executives are typically directly involved with the customers who buy our products, and REMC’s management approves price, quantity, and other terms for each sale through Agrium. REMC’s rights under the Distribution Agreement include the right to store specified amounts of its ammonia at Agrium’s ammonia terminal in Niota, Illinois, for a monthly fee. CO2 is not sold to Agrium, but marketed by REMC, generally on a contract by contract basis. In the event that Agrium, Inc. consummates a proposed acquisition of CF Industries Holdings, Inc., then the Distribution Agreement will be amended so that Agrium will no longer be the exclusive distributor of REMC’s products. In that event, we intend to maintain our access to storage facilities provided by Agrium, we will be required to make certain cash payments to Agrium, and we will no longer be required to pay commissions on product sales to Agrium. We believe that there would be no material impact on the sales, timing and pricing of REMC’s products, and that we will realize net cost savings.
Seasonality and Volatility
The fertilizer business is seasonal, based upon the planting, growing and harvesting cycles. Inventories must be accumulated to allow for customer shipments during the spring and fall fertilizer application seasons, and require significant storage capacity. The accumulation of inventory to be available for seasonal sales requires that working capital be available at REMC. This seasonality generally results in higher fertilizer prices during peak periods, with prices normally reaching their highest point in the spring, decreasing in the summer, and increasing again in the fall. Another seasonal factor affecting REMC is the ability to transport product via barges on the Mississippi River. During the winter, the Mississippi River cannot be used for transport due to lock closures. The river closure affects how REMC can transport its products and can impact profitability due to differences in transportation costs. Fertilizer products are sold both on the spot market for immediate delivery and under forward sale contracts for future delivery at fixed prices. The terms of the forward sale contracts, including the percentage of the purchase price paid as a down payment, can vary from season to season. Variations in the proportion of product sold through forward sales, and variations in the terms of the forward sale contracts can increase the seasonal and year-to-year volatility of cash flows.

Nitrogen fertilizer price levels are influenced by world supply and demand for ammonia and nitrogen-based products. Long-term demand is affected by population growth and rising living standards that determine food consumption. Shorter-term demand is affected by world economic conditions and international trade decisions. Supply is affected by increasing worldwide capacity and the availability of nitrogen product imports from major producing regions and countries such as the former Soviet Union, the Middle East, South America and Trinidad. There continue to be industry cycles of expansion and reduction of production facilities in response to the changes in market prices of natural gas and the demand for nitrogen fertilizer products.
The historical results are not necessarily indicative of results that may be expected in the future. The following table shows product tonnage shipped by quarter for the last four fiscal years including periods prior to our acquisition of the East Dubuque Plant in April 2006.

	For the Fiscal Years Ended September 30,
	2009	2008	2007	2006
	(in thousands of tons)
First Quarter	115	171	160	78
Second Quarter	65	103	77	74
Third Quarter	203	170	209	172
Fourth Quarter	150	199	125	167

Total Tons Shipped for Fiscal Year	533	643	571	491

As reflected in the table, the third fiscal quarter typically has the highest volume of tons shipped, which corresponds to end-user application of fertilizer products during the spring.
Raw Materials
The principal raw material used to produce manufactured nitrogen products is natural gas. REMC has historically purchased natural gas for use in the facility in the spot market, through the use of forward purchase contracts, or a combination of both. Forward purchase contracts have historically been used to lock in pricing for a portion of the facility’s natural gas requirements. These forward purchase contracts are generally either fixed-price or index-priced, short term in nature and for a fixed supply quantity. REMC is able to purchase natural gas at competitive prices due to its connection to the Northern Illinois Gas Company (“NICOR”) distribution system and its proximity to the Northern Natural Gas pipeline. Natural gas purchased and used in production was approximately 9.6 billion cubic feet and 11.0 billion cubic feet in the 12 month periods ended September 30, 2009 and September 30, 2008, respectively.
Natural gas prices have experienced significant fluctuations over the last few years. Prices increased in 2008 and declined in 2009. Natural gas prices trended down during 2007 and 2006 from record high prices in 2005. The price changes are driven by several supply factors, including the increasing overall demand for natural gas from industrial users, which is affected, in part, by the general conditions of the United States economy, and other factors. Seasonal fluctuations exist within each year resulting from various supply and demand factors, such as the severity of winter and its affect on the consumer demand for heating, and the severity of summer and its affect on industrial demand by utilities for electrical generation, among other factors. Several recent discoveries of large domestic natural gas deposits, combined with advances in technology for quickly and efficiently producing natural gas have caused large increases in the estimates of available reserves and production in the U.S., contributing to significant reductions in prices of natural gas. Changes in levels of natural gas prices and market prices of nitrogen-based products can materially affect REMC’s financial position and results of operations.
Transportation
Natural gas is transported to the East Dubuque Plant through a connection to the natural gas pipeline from NICOR. Products are shipped by barge, truck and rail. Approximately 70% of REMC’s products are typically transported by truck within a 150-mile radius of the plant. The facility can ship ammonia and UAN through a barge dock on the Mississippi River. The East Dubuque Plant owns a rail spur that connects to the Burlington Northern Santa Fe Railway (“BNSF”). The Canadian National Railway Company also services the East Dubuque Plant and has rights to travel on the BNSF main line.

Competition
REMC competes with a number of domestic and foreign producers of nitrogen fertilizer products, many of which are larger than REMC. Customers for nitrogen fertilizer products make purchasing decisions principally on the delivered price and availability of the product at the critical application times. Our physical location in the center of the Midwest corn belt provides us with a strategic placement and transportation cost advantage, compared to other producers who have to ship their products greater distances to the corn belt. We plan to continue to operate the East Dubuque Plant with natural gas as the feedstock. Competitors who may have access to cheaper natural gas could have a cost advantage that would act to offset our location advantage.
Intellectual Property and Patents of the Company
We own 28 issued and 26 pending United States utility patents pertaining to the Rentech Process and the Rentech-SilvaGas Technology and related processes, including the application of the processes, the products made by the Rentech Process and the materials used in connection with the Rentech Process. We protect certain patents abroad in varying countries, holding 33 issued and 40 pending foreign patents (all of which are counterparts to our United States utility patents).
The Rentech Process requires our iron-based catalyst, which we have patented. We currently have several pending United States and foreign patent applications which claim improvements to certain aspects of the Rentech Process. Five of our patents are related to the Rentech-SilvaGas Technology and several of our patent applications deal with conditioning the syngas from the Rentech-SilvaGas Technology for use in the Rentech Process for production of synthetic fuels.
The term of a utility patent is generally 20 years from the date of filing an application with the United States Patent and Trademark Office (“USPTO”). If priority of an earlier application or applications is claimed, the term can end 20 years from the filing date of the earliest of such earlier applications. Patents that are in force on or that will issue on an application that is filed before June 8, 1995 have a term that is the greater of the “20 year term” noted above or 17 years from the patent grant. Our first patent matured from an application that was filed in 1992 and expires 17 years from grant. Our most recent applications were filed in 2009.
We have registered RENTECH® as a trademark and it is listed on the Primary Register of the USPTO. The use of RENTECH® as just the name, or with the stylized bubbles that is our corporate logo, will identify and distinguish our services from those of other companies. We have also filed trademark applications to register the RENTECH® mark in certain foreign jurisdictions. We have also registered RENJET®, RENCHEM® and RENDIESEL® as trademarks and listed them on the Primary Register of the USPTO. The use of these trademarks identifies fuels and chemicals produced using the Rentech Process. We have filed intent to use trademark applications domestically for the mark RENFUEL™ and RENPOWER™. These marks represent the names under the Rentech brand that we intend to use for certain fuel and power products.
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

Regulation
The ownership and operation of nitrogen fertilizer and alternative energy facilities are subject to extensive United States federal, state and local environmental, health and safety laws and regulations, including those governing and imposing liability for the discharge of pollutants into the air and water, the management and on-site and off-site disposal of chemicals, byproducts, including waste water and spent catalyst, and hazardous wastes, worker health and safety, the investigation and cleanup of contamination at currently and formerly owned or operated sites, as well as third party sites that may have been impacted by our operations, and for natural resource damages related to any releases of hazardous substances. The Company’s facilities and operations must comply with these environmental laws and regulations. For example, under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (“CERCLA”), we could be held strictly or jointly and severally liable for the removal and remediation of any hazardous substance contamination at our currently or formerly owned or operated facilities, at off-site properties (where migration of contamination from our facilities occurred) and at third party waste disposal sites at which our wastes were disposed. Because of our operations, the history of industrial or commercial uses at our currently and formerly owned and operated facilities, and the use, production, disposal and possible release of hazardous substances and wastes at or from those facilities, we may be subject to liability under environmental laws. We could also be subject to liability for personal injury based on human exposure to or natural resource damages from hazardous substances or wastes released or disposed of at or from our currently or formerly owned or operated facilities.
In addition, some of our operations require environmental permits and controls to prevent or limit pollution to the environment. Compliance with laws, regulations and requisite permits could require us to curtail our operations or increase costs of designing, installing and operating our nitrogen fertilizer and alternative energy facilities. For example, emissions from those facilities may require the installation of costly pollution control equipment in order to meet applicable environment legal and permit requirements.
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
Implementation of Carbon Dioxide Emissions Reduction Strategy
In an effort to respond to concerns over climate change, the U.S. Congress is considering various proposals to reduce emissions of greenhouse gases, including carbon dioxide. Several bills have been introduced in Congress that would mandate greenhouse gas emission reductions, but none have become law, and presently there are no federal mandatory greenhouse gas requirements. While it is possible that Congress will adopt some form of mandatory greenhouse gas emission reductions legislation in the future, the timing and specific requirements of any such legislation are highly uncertain. The United States Environmental Protection Agency found that greenhouse gases are harmful pollutants, and therefore are subject to regulation under the Clean Air Act. The EPA has stated that it therefore intends to issue regulations governing the emission of greenhouse gases. Rentech is actively participating in the evolution of federal policy on this issue.
The greenhouse gas policy of the United States currently favors voluntary actions to reduce emissions and continued research and technology development over near-term mandatory greenhouse gas emission reduction requirements. In line with this policy, we are focused on initiatives to reduce greenhouse gas emissions, particularly carbon dioxide.
In the event that these legislative or regulatory initiatives increase the economic cost of emitting greenhouse gases, our businesses could be materially affected. The East Dubuque Plant is a significant emitter of greenhouse gases. The net effect on the East Dubuque Plant from such initiatives would depend on the baseline level of allowed emissions in any new carbon regulation regime, and their impact could result in significant costs for REMC. Our biomass energy projects are designed to produce low-carbon fuels and power, depending on the feedstock and its potential alternative uses, and they may benefit from carbon regulation. We do not expect to develop projects using fossil feedstocks without carbon capture and sequestration, and we expect that such projects could have lifecycle carbon footprints equal to or better than those of petroleum-based fuels. Therefore, we expect that the impact of carbon regulation on our fossil projects may be neutral to positive, although fossil projects are expected to benefit substantially less than our biomass projects.

Employees and Labor Relations
As of September 30, 2009, we had 162 non-unionized and salaried employees, and 88 unionized employees. We believe that we have good relations with our employees. Our subsidiary REMC has one labor contract in place covering the unionized employees. On October 17, 2006, this contract was renewed for a six year term that is effective until October 17, 2012. Neither the Company nor any of its subsidiaries, including REMC, have experienced work stoppages in the recent past.
Available Information
Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are available free of charge as soon as reasonably practical after they are filed or furnished to the Securities and Exchange Commission (“SEC”), through our website, www.rentechinc.com. Materials we file with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website at www.sec.gov that contains reports, proxy and information statements, and other information regarding our Company that we file electronically with the SEC.
ITEM 1A. RISK FACTORS
You should carefully consider the risk factors set forth below and in the other reports we file with the SEC from time to time. We may also face other risks and uncertainties, which we do not know or that we currently believe to be immaterial. If any of these risk factors were to actually occur, actual results could differ materially from those anticipated, and our business, financial condition or results of operations could be materially adversely affected.
Risks Related to Our Liquidity, Financial Condition, and Results of Operations
Our liquidity and capital resources are limited. We must raise substantial additional capital to execute our business plan and, in the event that currently expected sources of funding are not available, to fund working capital and to continue our operations.
Our liquidity and capital resources are limited. At September 30, 2009, we had working capital (current assets in excess of current liabilities) of $10.6 million, compared to working capital of $21.5 million at September 30, 2008. We generally consider our short-term liquidity requirements to consist of those items that are expected to be incurred within the next 12 months. In fiscal year 2010, we expect our principal liquidity needs to include costs to develop the Rialto and Natchez Projects, to operate the PDU, to continue research and development of the Rentech Process and to fund general working capital needs. Based on current market conditions, we believe that our liquidity needs for our currently-budgeted activities for fiscal year 2010 can be met from cash on hand, plus the cash forecasted to be generated by REMC. Our currently-budgeted activities for our Rialto and Natchez Projects require small amounts of capital. However, if we pursue detailed engineering, procurement or construction activities at the projects, we will need significantly more capital in order to fund those activities.
In the event that currently expected sources of funding are not available, we will also need to raise additional capital to fund our working capital and to continue our operations. We will require substantial amounts of capital that we do not now have to fund our long-term liquidity requirements, which principally relate to the development, construction and operation of commercial projects. Capital markets have recently experienced extreme uncertainty, and access to those markets has been difficult. Our failure to raise additional capital when needed would have a material adverse effect on our results of operations, liquidity and cash flows and our ability to execute our business plan.
Until 2009, we had never operated at a profit. If we do not achieve significant amounts of additional revenues and become profitable on an ongoing basis, we may be unable to continue our operations.
We have a history of operating losses and until 2009 had never operated at a profit. From our inception on December 18, 1981 through September 30, 2008, we have an accumulated deficit of $249.3 million. During the fiscal year ended September 30, 2009, we had net income of $3.0 million. If we do not achieve significant amounts of revenues and operate at a profit on an ongoing basis in the future, we may be unable to continue our operations at their current level. Ultimately, our ability to remain in business will depend upon earning a profit from commercialization of the Rentech Process and deployment of the Rentech-SilvaGas Technology. We have not been able to achieve sustained commercial use of the technology as of this time. Failure to do so would have a material adverse effect on our financial position, results of operations and prospects.

REMC’s operations may not be profitable and may require substantial working capital financing.
During fiscal 2009, 2008 and 2007, REMC generated positive income from operations and positive cash flow from operations. However, during fiscal 2006, although REMC provided positive cash flow from operations, it operated at a net loss. In prior fiscal years, the East Dubuque Plant operated by REMC sustained losses and negative cash flows from operations. The net loss in fiscal 2006, was the result, among other things, of very difficult market conditions in its industry and rapidly rising costs of the natural gas feedstock and energy required to produce nitrogen fertilizers. REMC’s profits and cash flows are subject to changes in the prices for its products and it main input, natural gas, all of which are commodities. REMC’s profits depend on maintaining high rates of production of its products, and interruptions in plant operations could adversely affect profitability. In addition, REMC’s business is extremely seasonal, and the working capital requirements in its off season are substantial. If we are not able to operate the nitrogen fertilizer facility at a profit or if we are not able to access a sufficient amount of additional financing for working capital, our business, financial condition and results of operations would be materially adversely affected.
Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations.
As of September 30, 2009, out total indebtedness was $100.1 million. Of this amount, approximately $37.1 million of principal borrowings were outstanding under REMC’s Senior Credit Agreement and the remainder was represented by our convertible notes due in 2013. The obligations under the Senior Credit Agreement are secured by substantially all of our assets and the assets of most of our subsidiaries, including a pledge of the East Dubuque Plant and a pledge of the equity interests in most of our subsidiaries. Our substantial debt could have important consequences, including:
•	increasing our vulnerability to general economic and industry conditions;
•
requiring a substantial portion of our cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities;

•	limiting our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes;
•	requiring prepayments of principal and interest under the Senior Credit Agreement in an amount equal to distributions and loans made by REMC to its shareholders, including Rentech;
•	incurring higher interest expense in the event of increases in the Senior Credit Agreement’s variable interest rates;
•	limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our competitors who have greater capital resources;
•	limiting our ability to make investments, dispose of assets, pay cash dividends or repurchase stock; and
•	subjecting us to financial and other restrictive covenants in our indebtedness, the failure of which to comply with could result in an event of default.
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

Continued recessionary conditions and the relative unavailability of credit have made it more difficult for companies to secure financing. If we are unable to access financing on terms and at a time acceptable to us for any reason, it could have a material adverse effect on our operations, financial condition and liquidity.
Our ability to obtain any financing when needed, whether through the issuance of new equity or debt securities or otherwise, and the terms of any such financing are dependent on, among other things, our financial condition, financial market conditions, general economic conditions and conditions within our industry, and numerous other factors. In the U.S., recent market and economic conditions continue to be challenging with tight credit conditions and no or slow growth. Throughout fiscal 2009, continued concerns about the systemic impact of inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining real estate market in the U.S. contributed to increased market volatility and diminished expectations for the U.S. economy. As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Many lenders and institutional investors continue to be reluctant to provide funding to borrowers. If these market conditions continue, they could limit our ability to timely replace maturing liabilities, or access the capital markets or other sources of financing to meet our liquidity needs, resulting in a material adverse effect on our operations, financial condition and liquidity.
The issuance of shares of our common stock could result in the loss of our ability to use our net operating losses.
As of September 30, 2009, we had approximately $131 million of tax net operating loss carryforwards. Realization of any benefit from our tax net operating losses is dependent on: (1) our ability to generate future taxable income and (2) the absence of certain future “ownership changes” of our common stock. An “ownership change,” as defined in the applicable federal income tax rules, would place significant limitations, on an annual basis, on the use of such net operating losses to offset any future taxable income we may generate. Such limitations, in conjunction with the net operating loss expiration provisions, could effectively eliminate our ability to use a substantial portion of our net operating losses to offset any future taxable income.
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
If we are successful in our plans to commercialize the Rentech Process and the Rentech-SilvaGas Technology by acquiring or developing alternative energy facilities, we would experience a period of rapid growth that could place significant additional demands on, and require us to expand, our management resources and information systems. The management of our growth will require, among other things, continued development of our internal controls and information systems and the ability to attract and retain qualified personnel. Our failure to manage any such rapid growth effectively could have a material adverse effect on us and our operating results.
We could be subject to additional risks and uncertainties as a result of the restatement of our consolidated financial statements.
As discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restatement” and Notes 2 and 21 to our consolidated financial statements, we have restated our consolidated financial statements for the annual and quarterly periods within fiscal year 2008 and the first three quarters of fiscal year 2009. We determined that prepayments under forward contracts to purchase natural gas should be reclassified from inventory to deposits on gas contracts, and that the lower of cost or market adjustments related to these prepayments should be reversed. As a result of the restatement, we could become subject to a number of risks and uncertainties, including incurring unanticipated costs for accounting and legal fees.
We have disclosed a material weakness in our internal control over financial reporting, which could adversely affect investor confidence, impair the value of our common stock and increase our cost of raising capital.
In connection with the restatement discussed above, management identified a material weakness in our internal control over financial reporting for the fiscal year ended September 30, 2009 relating to our failure to maintain and communicate sufficient and consistent accounting policies with respect to GAAP. For a discussion of our internal control over financial reporting and a description of the identified material weakness, see Item 9A, “Controls and Procedures.”

The Public Company Accounting Oversight Board’s Auditing Standard No. 5 defines a material weakness as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Although management has implemented or intends to implement certain procedures to strengthen our internal controls, a material weakness in our internal control over financial reporting could adversely impact our ability to provide timely and accurate financial information. If we are unsuccessful in implementing or following our remediation plan, we may not be able to accurately report our financial condition, results of operations or cash flows or maintain effective internal control over financial reporting. If we are unable to report financial information timely and accurately or to maintain effective disclosure controls and procedures, we could be subject to, among other things, regulatory or enforcement actions by the SEC and the New York Stock Exchange, including a delisting from the NYSE AMEX, securities litigation and a general loss of investor confidence, any one of which could adversely affect investor confidence, impair the value of our common stock and increase our cost of raising capital.
Risks Related to the Rentech Process and the Rentech-SilvaGas Technology
We and our potential licensees may be unable to successfully implement the Rentech Process or the Rentech-SilvaGas Technology at commercial scale synthetic fuels plants.
A variety of results necessary for successful operation of the Rentech Process and the Rentech-SilvaGas Technology could fail to occur at a commercial plant. Results that could cause commercial scale synthetic fuels plants to be unsuccessful, and require design revisions, include:
•	higher than anticipated capital and operating costs to design, construct or reconfigure and operate a plant using the Rentech Process;
•
reaction activity different than that demonstrated in laboratory, pilot, and demonstration plant operations, which could increase the amount of catalyst or number of reactors required to convert synthesis gas into hydrocarbons;

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

•	higher than anticipated costs for the catalyst and other materials used to operate a plant using the Rentech technologies.
If any of the foregoing were to occur, our capital and operating costs would increase. In addition, our projects or those of our licensees could experience mechanical difficulties, either related or unrelated to elements of the Rentech Process. Our failure to construct and operate a commercial scale synthetic fuels plant based on the Rentech technologies could materially and adversely affect our business, results of operation, financial condition and prospects.
We could have indemnification liabilities to potential licensees of our technology.
We anticipate that our license agreements will require us to indemnify the licensee against specified losses relating to, among other things:
•	use of patent rights and technical information relating to the Rentech Process or the Rentech-SilvaGas Technology;
•	failure of our technology to perform according to guaranteed specifications; and
•	acts or omissions by us in connection with our preparation of preliminary and final design packages for the licensee’s plant and approval of the licensee’s construction plans.
Our indemnification obligations could result in substantial expenses and liabilities to us if intellectual property rights claims were to be made against us or our licensees, or if the plants fail to operate according to the preliminary plans.

Our success substantially depends on the performance of our management team, project development team and technology group. The loss of key individuals within these groups would disrupt our business operations.
Our successful implementation of our business plan is substantially dependent upon the contributions of our management team, project development team and technology group. Our ability to design, startup and operate plants or enter into licensing arrangements using our technology is highly reliant on the knowledge and skills of these key personnel. Moreover, we rely on these personnel to conduct research and development of our processes, products, markets and costs, and the loss of such personnel would harm our ability to successfully compete. As a result, unexpected loss of the services of key employees could have a material adverse effect on our business, operating results, financial condition and prospects.
Our success depends in part on our ability to protect our intellectual property rights, which involves complexities and uncertainties.
We rely on a combination of patents, trademarks, trade secrets and contractual restrictions to protect our proprietary rights. Our business and prospects depend largely upon our ability to maintain control of rights to exploit our intellectual property. Our published and issued patents both foreign and domestic provide us certain exclusive rights (subject to licenses we have granted to others) to exploit our technology. Our existing patents might be infringed upon, invalidated or circumvented by others. The availability of patents in foreign markets, and the nature of any protection against competition that may be afforded by those patents, is often difficult to predict and varies significantly from country to country. We, or our licensees, may choose not to seek, or may be unable to obtain, patent protection in a country that could potentially be an important market for our technology. The confidentiality agreements that are designed to protect our trade secrets could be breached, and we might not have adequate remedies for the breach. Additionally, our trade secrets and proprietary know-how might otherwise become known or be independently discovered by others.
We may not become aware of patents or rights of others that may have applicability in our technology until after we have made a substantial investment in the development and commercialization of our technologies. Third parties may claim that we have infringed upon past, present or future technologies. Legal actions could be brought against us, our co-venturers or our licensees claiming damages and seeking an injunction that would prevent us, our co-venturers or our licensees from testing, marketing or commercializing the affected technologies. If an infringement action were successful, in addition to potential liability for damages by our joint venturers or our licensees, we could be subject to an injunction or required to obtain a license from a third party in order to continue to test, market or commercialize our affected technologies. Any required license might not be made available or, if available, might not be available on acceptable terms, and we could be prevented entirely from testing, marketing or commercializing the affected technology. We may have to expend substantial resources in litigation, enforcing our patents or defending against the infringement claims of others, or both. If we are unable to successfully maintain our technology against claims by others, our competitive position would be harmed and our revenues could be substantially reduced, and our business, operating results and financial condition could be materially and adversely affected.
Our technology may not compete successfully against technologies developed by our competitors, many of whom have significantly more resources.
The development of Fischer-Tropsch and biomass technologies like ours is highly competitive. Several major integrated oil companies, as well as several smaller companies, have developed or are developing competing Fischer-Tropsch and gasification technologies that they may offer to license to our potential customers or use as the basis for a competing development project. Many of these companies, especially the major oil companies, have significantly more financial and other resources than we do to spend on developing, promoting, marketing and using their Fischer-Tropsch technology. In addition, several companies are developing biomass gasification technologies that compete with our Rentech-SilvaGas Technology. Advances by others in their technologies might lower the cost of processes that compete with our technologies. As our competitors continue to develop technologies, some part or all of our current technologies could become obsolete. Our ability to create and maintain technological advantages is critical to our future success. As new technologies develop, we may be placed at a competitive disadvantage, and competitive pressures may force us to implement new technologies at a substantial cost. We may not be able to successfully develop or expend the financial resources necessary to acquire new technology.

A reduction in government incentives for FT fuels or energy from biomass, or the relaxation of clean air requirements, could materially reduce the demand for FT fuels or energy from biomass.
Federal and state law provides incentives for FT fuels, and technologies that produce the FT fuels, such as the Rentech Process, and for energy produced from renewable feedstocks. For instance, the EPACT 2005 provides for tax credits, grants, loan guarantees and other incentives to stimulate coal gasification to Fischer-Tropsch fuels and chemicals. The Highway Act also provides a $0.50 per gallon fuel excise tax credit for FT fuels from coal. The EESA 2008 provides credits for coal-to-liquids (“CTL”) based fuels and credits for carbon dioxide captured for enhanced oil recovery. The ARRA provides a number of incentives and authority for loan guarantees for the development of projects like those that we are developing. California law requires specific reductions in the carbon content of transportation fuels, as well as specific levels of the production of power from renewable resources. We anticipate that our proposed projects may qualify for us to receive the incentives under EPACT 2005 and the EESA 2008, and that FT fuels produced with the Rentech Process would qualify for the Highway Act’s tax credit. In addition, certain federal regulations that restrict air pollution provide an incentive for the use of FT fuels because they comply with the regulations in cases where conventional fuels might not. Changes in federal or state law or policy could result in a reduction or elimination in the incentives that apply to us or our ability to take advantage of them, or a relaxation of the requirements with respect to air pollutants created by conventional fuels. As a result, the reduction or elimination of government incentives or the relaxation of air pollution requirements could have a material adverse effect on our financial condition, results of operations and prospects.
Industry rejection of the Rentech Process or the Rentech-SilvaGas Technology would adversely affect our ability to receive future license fees.
As is typical in the case of unfamiliar and/or rapidly evolving technologies, demand and industry acceptance of the Rentech Process or the Rentech-SilvaGas Technology is highly uncertain. Historically, most applications of FT processes have not produced fuels that were economical compared to the price of conventional fuel sources. Failure by the industry to accept our technology, whether due to unsuccessful use, results that are not economical, the novelty of our technology, the lower price of alternatively sourced fuels, or for other reasons, or if acceptance develops more slowly than expected, would materially and adversely affect our business, operating results, financial condition and prospects.
If a high profile industry participant were to adopt the Rentech Process or the Rentech-SilvaGas Technology and fail to achieve success, or if any commercial FT plant based on our technology were to fail to achieve success, other industry participants’ perception of our technology could be adversely affected. That could adversely affect our ability to obtain future license fees and generate other revenue. In addition, some oil companies may be motivated to seek to prevent industry acceptance of FT technology in general, or our technology in particular, based on their belief that widespread adoption of FT technology might negatively impact their competitive position.
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
The application of the Rentech Process in synthetic fuel projects often relies on gasification technology to create the syngas that is used to produce FT fuels and other hydrocarbon products. Coal gasification breaks down coal into its components by subjecting it to high temperature and pressure, using steam and measured amounts of oxygen, which leads to the production of gaseous compounds, including CO2. Although the United States does not currently maintain comprehensive regulation of CO2 emissions, various legislative and regulatory measures to address greenhouse gas emissions (such as CO2) are currently in various phases of discussion or implementation. These include the Kyoto Protocol as well as proposed federal legislation and state actions to develop statewide or regional programs, each of which have imposed or would impose reductions in greenhouse gas emissions. Although the United States has not ratified the emissions standards called for under the Kyoto Protocol, or adopted other comprehensive regulations for greenhouse gas emissions, the Kyoto Protocol’s specific emission targets for the United States would require the reduction of greenhouse gas emissions to 93% of 1990 levels over a five-year budget period from 2008 through 2012. Future restrictions on greenhouse gas emissions could result in increased costs or liabilities associated with complying with such restrictions, or materially reduce the demand for FT fuels and the Rentech Process which, in turn, could have a material adverse effect on our business, financial condition, results of operations or prospects.

Risks Related to Possible Inability to Complete Project Developments and the Financing Required for Construction and Subsequent Operation
We are pursuing alternative energy projects, including the Rialto and Natchez Projects, that will involve substantial expense and risk.
We are pursuing opportunities to develop alternative energy projects, however we do not have the financing for any of these projects. Moreover, the pursuit of such opportunities requires that we incur material expenses, including for financial, legal and other advisors, whether or not our efforts are successful. From time to time, we may enter into letters of intent or memorandums of understanding relating to our projects, which may not proceed to completion for various reasons. Our pursuit of any of these alternative energy projects involves significant risks, and our failure to successfully develop these projects, or failure to operate them successfully after we have developed them, could have a material adverse effect on our financial condition, results of operations and prospects. The costs of constructing our projects depends substantially on general construction costs, including the costs for commodities such as steel, copper and concrete. Escalation of costs for these commodities or other construction costs may increase the cost of our projects substantially, potentially to the extent that the projects would no longer be economically feasible.
The construction of commercial scale projects that utilize our technology will require several years and substantial financing, and may not be successful.
The engineering, design, procurement of materials, and construction necessary to build a commercial scale alternative energy production project that utilizes our technology could cost hundreds of millions of dollars for a smaller scale plant and up to billions of dollars for a larger facility. It could take at least 2 to 3 years to construct a commercial scale facility, or more time depending upon many factors, particularly the size and scope of the project. We cannot assure you that we will be able to obtain financing for the projects in the time required or at all, and our failure to do so would prevent us from implementing our business plan as expected. Moreover, we have never undertaken any such projects, and the duration, cost, and eventual success of our efforts are all uncertain.
We may not be able to successfully negotiate and execute engineering, procurement and construction contracts with construction and other vendors necessary for our development projects.
Construction of our proposed Rialto Project and Natchez Project and the development of other projects will require that we identify and arrive at acceptable contracts with construction and other vendors. Among these contracts required for development of a project may be an engineering, procurement and construction (“EPC”) contract that we seek to enter into with a prime contractor and with terms satisfactory to lenders in the project finance market. We cannot assure that we will be able to enter into such contracts on acceptable terms or at all, and our failure to do so would generally limit our access to project finance lenders who require that an acceptable EPC contract be in place before funding a project. If we are unable to enter into acceptable contracts with construction and other vendors related to our projects in the future, we would not be able to implement our business plan as expected and we would be materially adversely affected.
The volatility in the price for certain commodities that we may purchase in the open market to use as feedstock; the price for oil and natural gas used to create fuels that compete with our fuels; and prices for electricity could adversely affect our ability to develop, build and operate commercial scale synthetic fuels and power plants or our ability to license our technology.
The prices of commodities, such as petroleum coke, coal, or biomass that we might use as feedstock in commercial scale projects are subject to fluctuations due to a variety of factors that are beyond our control. Additionally, there is no commodities market for biomass, so its cost will vary depending upon numerous factors which we are unable to predict, but we anticipate will include, availability of the feedstock, costs of production of the feedstock and transportation costs. An increase in the price of commodities or a high cost for biomass which we may need to operate our projects could adversely affect our ability to develop, build and operate commercial scale synthetic fuels plants or our ability to license our technology.
Additionally, the extreme volatility in the cost of crude oil results in significant variances in the market price of petroleum based fuels. For instance, during fiscal 2008, the price of crude per barrel fluctuated from approximately $80, up to a high of $145, and has dipped to as low as approximately $37 in fiscal 2009. As crude prices rose and fell, so did the price of gasoline and other petroleum derived products. The price at which we can sell our synthetic fuels will be dependent upon the market price for petroleum based fuels despite the fact that our costs of feedstock may or may not correspond to the cost of crude. This discrepancy in cost may negatively impact our ability to develop, build and operate commercial scale synthetic fuels plants or our ability to license our technology.

Risks Related to the East Dubuque Plant
The market for natural gas has been volatile. If prices for natural gas increase significantly, we may not be able to economically operate the East Dubuque Plant.
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
A reduction in demand for corn or other crops could reduce demand for the nitrogen fertilizer produced by REMC.
The demand for nitrogen fertilizer is closely tied to the demand for, and the price of, corn and other crops. Fluctuations in such demand could significantly affect the demand for and the price of nitrogen fertilizer. The demand for corn depends on, among other things, overall economic growth both in the U.S. and overseas, demand for grain-fed animals, and the demand for corn as a feedstock in the production of ethanol. Government mandates for production of ethanol are subject to change, and any reduction in such mandates could have a significant effect on demand for corn and, as a result, our business, financial condition and results of operations.
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
We are substantially dependent on our East Dubuque Plant, and any operational disruption at the plant could result in a reduction of sales volumes and could cause us to incur substantial expenditures.
Our East Dubuque Plant may be subject to significant interruption if it were to experience a major accident, equipment failure or were damaged by severe weather or other natural disaster. In addition, operations at the East Dubuque Plant are subject to hazards inherent in chemical manufacturing. Some of those hazards may cause personal injury and loss of life, severe damage to or destruction of property and equipment and environmental damage, and may result in suspension of operations and the imposition of civil or criminal penalties. Significant downtime at the East Dubuque Plant could significantly reduce the amount of product available for sale, which could reduce or eliminate profits and cash flows from REMC. Repairs to the plant in such circumstances could be expensive, and could be so extensive that the plant could not economically be placed back into service. We currently maintain property insurance, including business interruption insurance, but we may not have sufficient coverage, or may be unable in the future to obtain sufficient coverage at reasonable costs. As a result, operational disruptions at the East Dubuque Plant could materially adversely impact our business, financial condition and results of operations.

The business of the East Dubuque Plant is highly seasonal.
Sales of nitrogen fertilizer products from the East Dubuque Plant are seasonal, based upon the planting, growing and harvesting cycles. Most of the East Dubuque Plant’s annual sales have occurred between March and July of each year due to the condensed nature of the planting season. Since interim period operating results reflect the seasonal nature of our business, they are not indicative of results expected for the full fiscal year. In addition, results for comparable quarters can vary significantly from one year to the next due primarily to weather-related shifts in planting schedules and purchase patterns. We expect to incur substantial expenditures for fixed costs for the East Dubuque Plant throughout the year and substantial expenditures for inventory in advance of the spring planting season. Seasonality also relates to the limited windows of opportunity that nitrogen fertilizer customers have to complete required tasks at each stage of crop cultivation. Should events such as adverse weather or transportation interruptions occur during these seasonal windows, we would face the possibility of reduced revenue without the opportunity to recover until the following season. In addition, because of the seasonality of agriculture, we expect to face the risk of significant inventory carrying costs should our customers’ activities be curtailed during their normal seasons. The seasonality can negatively impact accounts receivable collections and increase bad debts. In addition, variations in the proportion of product sold through forward sales, and variances in the terms of the forward sales contracts can affect working capital requirements, and increase the seasonal and year-to-year volatility of cash flows.
The nitrogen fertilizer industry is very competitive and the actions of our competitors could materially affect the business, results of operations and financial position of the Company.
REMC operates in a highly competitive industry, particularly with respect to the price of its nitrogen fertilizer products. Its principal competitors in the distribution of crop production inputs include agricultural co-operatives (which have the largest market share in many of the locations that it serves), national and international fertilizer producers, major grain companies and independent distributors and brokers. Some of these competitors have greater financial, marketing and research and development resources than we do, or better name recognition, and can better withstand adverse economic or market conditions. In addition, as a result of increased pricing pressures caused by competition, REMC may in the future experience reductions in its profit margins on sales, or may be unable to pass future input price increases on to its customers.
We rely on Agrium as distributor of the nitrogen fertilizer products we produce at the East Dubuque Plant.
We rely on Agrium as exclusive distributor of REMC’s products, pursuant to a Distribution Agreement between it and REMC. However, to the extent Agrium and we are not able to reach an agreement with respect to the purchase and sale of products, Agrium is under no obligation to sell such products. In addition, in the event that Agrium, Inc. consummates its proposed acquisition of CF Industries Holdings, Inc., then Agrium will no longer be the exclusive distributor of REMC’s products. If we cannot reach an agreement with Agrium for the sale of products or its services to REMC terminate, we cannot assure that we would be able to find other buyers for the products. Our inability to sell products manufactured at the East Dubuque Plant could result in significant losses and materially and adversely affect our business.
We could be subject to claims and liabilities under environmental, health and safety laws and regulations arising from the production and distribution of nitrogen fertilizers and alternative energy products at our facilities.
The production and distribution of nitrogen fertilizers at the East Dubuque Plant are subject to compliance with United States federal, state and local environmental, health and safety laws and regulations. These regulations govern operations and use, storage, handling, discharge and disposal of a variety of substances. For instance, under CERCLA, we could be held strictly or jointly and severally responsible for the removal and remediation of any hazardous substance contamination at our facilities, at neighboring properties (where migration from our facilities occurred) and at third party waste disposal sites. We could also be held liable for any consequences arising out of human exposure to these substances or other environmental damage. We may incur substantial costs to comply with these environmental, health and safety law requirements. We may also incur substantial costs for liabilities arising from past releases of, or exposure to, hazardous substances. In addition, we may discover currently unknown environmental problems or conditions. The discovery of currently unknown environmental problems or conditions, changes in environmental, health and safety laws and regulations or other unanticipated events could give rise to claims that may involve material expenditures or liabilities for us.
We may be required to install additional pollution control equipment at the East Dubuque Plant in order to maintain compliance with applicable environmental requirements.
Continued government and public emphasis on environmental issues can be expected to result in increased future investments for environmental controls at ongoing operations. We may be required to install additional air and water quality control equipment, such as low emission burners, scrubbers, ammonia sensors and continuous emission monitors, at our East Dubuque Plant in order to comply with applicable environmental requirements. Such investments would reduce income from future operations. Present and future environmental laws and regulations applicable to operations, more vigorous enforcement policies and discovery of unknown conditions may require substantial expenditures and may have a material adverse effect on results of operations, financial position or business.

Risks Related to the Market for Rentech Common Stock
We have a substantial overhang of common stock and future sales of our common stock will cause substantial dilution and may negatively affect the market price of our shares.
As of September 30, 2009, there were 212.7 million shares of our common stock outstanding. As of that date, we also had an aggregate of 37.2 million shares of common stock that may be issued upon exercise or conversion of outstanding convertible notes, restricted stock units, options and warrants. During fiscal 2009, we issued an aggregate of 45.2 million shares of our common stock which includes 14.5 million shares issued in connection with our acquisition of SilvaGas. Also, during 2009, we issued warrants to purchase 7.0 million shares of common stock in connection with amendments to our Senior Credit Agreement and our investment in ClearFuels. During fiscal 2008, sales of common stock were minimal. During fiscal 2007, the Company sold and issued 20.1 million shares of common stock along with warrants to purchase 4.0 million shares of common stock through a registered direct offering. During fiscal 2006, we issued an aggregate of 18.4 million shares of our common stock and $57.5 million aggregate principal amount of convertible senior notes, which are initially convertible for up to 14.3 million shares of our common stock upon the satisfaction of certain conditions. In addition, we have one shelf registration statement covering $58.6 million aggregate offering price of securities (up to all of which could be issued as shares of common stock) for issuance in future financing transactions.
We expect the sale of common stock and common stock equivalents in material amounts will be necessary to finance the progress of our business plan and operations. Certain holders of our securities have, and certain future holders are expected to be granted, rights to participate in or to require us to file registration statements with the SEC for resale of common stock.
We cannot predict the effect, if any, that future sales of shares of our common stock into the market, or the availability of shares of common stock for future sale, will have on the market price of our common stock. Sales of substantial amounts of common stock (including shares issued upon the exercise, conversion or exchange of other securities), or the perception that such sales could occur, may materially and adversely affect prevailing market prices for our common stock.
The market price of the Company’s common stock may decline. A lower stock price would result in more dilution if we issue shares to raise equity capital, and could prevent us from raising sufficient equity capital to implement our business plan.
The market price of our stock may decline for a number of reasons, including if:
•	the construction of a commercial scale synthetic fuels plant, including the Rialto and Natchez Projects, or other plants is not completed in a timely, economical and efficient manner;
•
the construction of a commercial scale synthetic fuels plant, including the Rialto and Natchez Projects or other plants, does not yield the expected benefits to our revenues and profits as rapidly or to the extent that may be anticipated by financial or industry analysts, shareholders or other investors;

•
the effect of the construction of a commercial scale synthetic fuels plant, including the Rialto and Natchez Projects or other plants, on our consolidated financial statements is not consistent with the expectations of financial or industry analysts, shareholders or other investors;

•	our significant shareholders decide to dispose of their shares of common stock because of any of the above or other reasons; or
•	any of the other risks referred to in this section materialize.
In the event that we seek to raise additional equity capital, a lower stock price would result in more dilution to our existing stockholders or could prevent us from raising sufficient equity capital to implement our business plan.
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not Applicable.

ITEM 2. PROPERTIES
Rentech Energy Midwest Corporation Properties
REMC operates an ammonia fertilizer plant on an approximately 200 acre site in East Dubuque, Illinois adjacent to the Mississippi River. All of the East Dubuque Plant’s properties and equipment are owned; these include land, roads, buildings, several special purpose structures, equipment, storage tanks, and specialized truck, rail and river barge loading facilities. REMC also has 15,000 tons of leased storage tank capacity for ammonia products in Niota, Illinois.
Product Demonstration Unit Properties
We own the site located in Commerce City, Colorado where we have constructed our PDU. The site consists of 17 acres located in an industrial area adjacent to a rail line and an interstate highway. Approximately six acres of the site are occupied by the PDU and the remaining approximately 11 acres of the site are available for other uses. There is an approximately 12,000 square foot building on that site that is primarily used for laboratory and maintenance functions supporting the PDU. We also lease a 2 1/2 acre industrial site located adjacent to the site, which includes a single building of approximately 3,000 square feet and is used for the storage and maintenance of construction equipment.
Former Research and Development Property
We own a 20,000 square foot industrial building in Denver, Colorado, which we formerly used as a research and development facility. We rented the building to a third party for most of 2009 but currently it is vacant. This property is currently for sale.
Natchez Project Property
We own an approximately 500 acre site in Adams County, Mississippi near the city of Natchez, where we intend to develop our Natchez Project.
Office Leases
Our executive offices are located in Los Angeles, California, and consist of approximately 9,000 square feet of leased office space. The lease expires in June 2010.
Our other principal leased offices are located in Denver, Colorado, and consist of approximately 8,000 square feet of office space. In July 2009, the lease was extended until October 2014.
ITEM 3. LEGAL PROCEEDINGS
In the normal course of business, we are party to litigation from time to time. We maintain insurance to cover certain actions and believe that resolution of such litigation will not have a material adverse effect on us.
In October 2009 the United States Environmental Protection Agency (“EPA”) Region 5 issued a Notice and Finding of Violation pursuant to the Clean Air Act (“CAA”) related to the #1 nitric acid plant at the East Dubuque Plant. The notice alleges violations of the CAA’s New Source Performance Standard for nitric acid plants, Prevention of Significant Deterioration requirements and Title V Permit Program requirements. The notice appears to be part of the EPA’s Clean Air Act National Enforcement Priority for New Source Review/Prevention of Significant Deterioration related to nitric acid plants, which seeks to reduce emissions from nitric acid plants through proceedings that result in the installation of new pollution control technology. We believe we have valid defenses to assert in response to the alleged violations and we will be discussing these with the EPA. We cannot at this time estimate what the cost to resolve this matter may be, but we do not believe it will have a material adverse effect on us.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the NYSE Amex under the symbol RTK. The following table sets forth the range of high and low closing prices for the common stock as reported by NYSE Amex.

Fiscal Year Ended September 30, 2009	High	Low
First Quarter, ended December 31, 2008	$1.31	$0.46
Second Quarter, ended March 31, 2009	$0.88	$0.53
Third Quarter, ended June 30, 2009	$0.73	$0.51
Fourth Quarter, ended September 30, 2009	$2.40	$0.46

Fiscal Year Ended September 30, 2008	High	Low
First Quarter, ended December 31, 2007	$2.37	$1.75
Second Quarter, ended March 31, 2008	$1.72	$0.83
Third Quarter, ended June 30, 2008	$2.41	$0.90
Fourth Quarter, ended September 30, 2008	$2.43	$1.25
The approximate number of shareholders of record of our common stock as of November 30, 2009 was 523. Based upon the securities position listings maintained for our common stock by registered clearing agencies, we estimate the number of beneficial owners is not less than 39,800.
We have never paid cash dividends on our common stock. We currently expect that we will retain future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.
Company Purchases of Equity Securities
Not applicable.
Recent Sales of Unregistered Securities
Not applicable.
STOCK PERFORMANCE GRAPH
The following graph and table compares the cumulative total shareholder return on our common stock to that of the NYSE Amex Composite Index and a customized peer group of six companies for the five fiscal year period ended September 30, 2009, the date of our fiscal year end. The customized peer group of six companies includes: Evergreen Energy, Inc., Fuel Tech, Inc., Headwaters, Inc., Pacific Ethanol, Inc., Syntroleum Corporation and Verasun Energy Corporation. The following graph and table assumes that a $100 investment was made at the close of trading on September 30, 2004 in our common stock and in the index and the peer group, and that dividends, if any, were reinvested. The stock price performance shown on the graph below should not be considered indicative of future price performance.
Rentech is using the peer group index as a comparison for its cumulative shareholder return because Rentech believes that the selected companies are more comparable to Rentech than published indices. The peer group is made up of companies that engage in the development of lower emission fuel technologies and related businesses as a significant element of their overall business, although not all of the companies included in the peer group participate in all of the lines of business in which Rentech is engaged and some of the companies included in the peer group also engage in lines of business in which Rentech does not participate. In addition, the market capitalizations of many of the companies included in the peer group index are different from Rentech’s.

	9/04	9/05	9/06	9/07	9/08	9/09

Rentech, Inc.	100.00	281.11	514.44	240.00	147.78	180.00
NYSE Amex Composite	100.00	146.79	163.07	206.80	161.04	169.27
Peer Group	100.00	163.49	108.23	73.17	35.64	14.21

ITEM 6. SELECTED FINANCIAL DATA
The following tables include selected summary financial data for each of our last five fiscal years. As discussed in Part II, Item 8, Note 2, “Restatements of Consolidated Financial Statements,” our financial statements for the year ended September 30, 2008 have been restated and the data below should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 8, “Financial Statements and Supplementary Data.” We have not filed, and are not required to file, amendments to any previously filed Annual Report on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by this restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Annual Report on Form 10-K.

	Years Ended September 30,
	2009	2008	2007	2006	2005
		(Restated)
	(in thousands, except per share data)
CONSOLIDATED STATEMENT OF OPERATIONS DATA
Revenues	$183,000	$210,971	$132,320	$44,517	$589
Cost of Sales	$122,204	$154,420	$116,567	$44,077	$617
Gross Profit (Loss)	$60,796	$56,551	$15,753	$440	$(28)
Research and Development Expense	$21,381	$64,477	$43,127	$12,054	$496
Income (Loss) from Continuing Operations	$2,956	$(56,973)	$(94,867)	$(39,912)	$(15,615)
Income from Discontinued Operations	$72	$91	$3,150	$1,265	$1,256
Net Income (Loss)	$3,028	$(56,882)	$(91,717)	$(38,647)	$(14,359)
Dividends	$—	$—	$—	$(75)	$(9,341)
Net Income (Loss) Applicable to Common Stockholders	$3,028	$(56,882)	$(91,717)	$(38,722)	$(23,700)

Net Income (Loss) per Common Share:
Basic:
Continuing Operations (1)	$0.02	$(0.34)	$(0.63)	$(0.31)	$(0.27)
Discontinued Operations	0.00	0.00	0.02	0.01	0.01

Net Income (Loss)	$0.02	$(0.34)	$(0.61)	$(0.30)	$(0.26)

Diluted:
Continuing Operations (1)	$0.02	$(0.34)	$(0.63)	$(0.31)	$(0.27)
Discontinued Operations	0.00	0.00	0.02	0.01	0.01

Net Income (Loss)	$0.02	$(0.34)	$(0.61)	$(0.30)	$(0.26)

Weighted-average shares used to compute net income (loss) per common share:
Basic	174,445	165,480	151,356	127,174	92,919

Diluted	175,578	165,480	151,356	127,174	92,919

CONSOLIDATED BALANCE SHEET DATA
Working Capital	$10,591	$21,484	$37,960	$65,316	$32,031
Construction in Progress	$27,328	$19,548	$4,192	$3,916	$—
Total Assets	$200,900	$204,745	$158,541	$150,686	$43,492
Total Long-Term Liabilities	$66,096	$118,787	$65,728	$58,135	$2,850
Total Stockholders’ Equity (Deficit)	$49,199	$(7,084)	$42,712	$76,585	$34,271

(1)	Includes dividends.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In addition to the information provided here in Management’s Discussion and Analysis of Financial Condition and Results of Operations, we believe that in order to more fully understand our discussion in this section, you should read our consolidated financial statements and the notes thereto and the other disclosures herein, including the discussion of our business and the risk factors.
RESTATEMENT
In this report, we have restated our consolidated balance sheet at September 30, 2008, and our consolidated statements of operations, changes in stockholders’ equity (deficit) and comprehensive loss for the fiscal year ended September 30, 2008. This report also presents restated selected quarterly financial data for the quarters ended June 30, 2009, March 31, 2009, December 31, 2008, September 30, 2008, June 30, 2008, March 31, 2008 and December 31, 2007. These restatements and the material weakness reported herein are due to a misapplication of GAAP, the correction of which resulted in an adjustment to the treatment of forward gas purchase contracts and inventory valuation.
We enter into forward contracts with fixed delivery prices to purchase portions of the natural gas required to produce fertilizer for our nitrogen fertilizer business. Some of the forward contracts require the Company to pay a deposit for the natural gas at the time of contract signing, and all of the contracts require deposits in the event that the market price for natural gas falls after the date of the contract to a price below the fixed price in the contracts.
We previously recorded these deposits incorrectly as inventory and performed a lower of cost or market (“LCM”) analysis on this component of inventory on a monthly basis. In certain periods, the LCM analysis resulted in impairments of the component of inventory represented by the gas contract deposits, and those impairments were recognized in cost of goods sold as write-downs of inventory in those periods. As product produced from the gas associated with the impaired deposits was shipped in periods after the write-downs, the cost of gas recognized in cost of goods sold was lower than the cost that would have been calculated using the contracted prices, in an amount equal to the previous inventory write-downs. This prior treatment affected the timing, but not the total amount, of expense recognized in conjunction with gas purchased under forward contracts. The correction in accounting treatment had no effect on cash flows.
We have now determined that these deposits should have been classified on the consolidated balance sheet as deposits, rather than as inventory, because neither title nor risk of loss passed to us when we paid the deposits for the natural gas. We have also determined that the LCM adjustments related to these contract deposits were not calculated in a manner consistent with generally accepted accounting principles. In future periods, and in this report, the cost of natural gas purchased under forward contracts will be recognized at contracted prices as the gas flows through production, into finished goods inventory, and then into cost of goods sold as the product is shipped, or directly into cost of goods sold in the case of a sale of the gas. The LCM analysis will be performed by examining the projected margin on the sale of finished goods, not by examining the market price relative to the contract price for the natural gas component of inventory.
We have restated our consolidated balance sheet at September 30, 2008, and our consolidated statements of operations, changes in stockholders’ equity (deficit), and comprehensive loss for the fiscal year ended September 30, 2008, to correct these errors by reclassifying the deposits from inventory to deposits, and to reverse the effects of the LCM adjustments in the statements of operations, changes in stockholders’ equity (deficit), and comprehensive loss. These corrections materially change the timing, but not the total amount, of the recognition of expenses for purchases of natural gas. In periods in which inventory impairments are being reversed, the cost of gas recognized will be lower than under the previous treatment. In periods following previously recognized inventory impairments, the cost of goods sold will now be higher than the cost recognized under the previous treatment. In fiscal year 2008, the cost of goods sold is now reported as approximately $6.0 million less than the amount previously reported. As described below, results of operations reported herein for fiscal year 2009 would have been materially different had the prior treatment of forward natural gas contracts and of inventory impairment been applied for the three quarters in fiscal year 2009 previously reported.
Note 2 to our consolidated financial statements included in this report discloses the nature of the restatement adjustments and details the impact of the restatement adjustments on our consolidated financial statements as of September 30, 2008 and the fiscal year ended September 30, 2008. Note 21 to our consolidated financial statements included in this report presents selected quarterly financial data reflecting the impact of the restatement adjustments on our consolidated financial statements for the quarters ended June 30, 2009, March 31, 2009, December 31, 2008, September 30, 2008, June 30, 2008, March 31, 2008 and December 31, 2007.

The following tables (in thousands, except per share data) set forth the effects of the restatement on selected line items within our previously reported consolidated financial statements for the fiscal year ended September 30, 2008. The following tables provide only a summary of the effects of the restatement, do not include all line items that have been impacted by the restatement and should be read in conjunction with the restated consolidated financial statements contained in Part II, Item 8 of this report.

	As Previously	Restatement
	Reported	Adjustments	As Restated
Total cost of sales	$160,425	$(6,005)	$154,420
Gross profit	50,546	6,005	56,551
Write down of inventory to market	8,650	(8,650)	0
Loss from continuing operations before income taxes	(62,965)	6,005	(56,960)
Net loss	(62,887)	6,005	(56,882)
EPS — Basic	(0.38)	0.04	(0.34)
EPS — Diluted	(0.38)	0.04	(0.34)

	As Previously	Restatement
	Reported	Adjustments	As Restated
Inventories	$29,491	$(12,362)	$17,129
Deposits on gas contracts	—	18,368	18,368
Accumulated deficit	(255,260)	6,005	(249,255)
Total stockholders’ deficit	(13,089)	6,005	(7,084)
In 2009, as a result of the restatement adjustments and as discussed in further detail below, cost of sales was increased and net income was decreased as the cost of natural gas purchased under forward contracts was recognized at contracted prices as the gas flowed through production, into finished goods inventory, and then into cost of goods sold as the product was shipped.
In 2008, as a result of the restatement adjustments and as discussed in further detail below, cost of sales and net loss were reduced.
The following tables (in thousands, except per share data) and subsequent sections discuss the effect of the restatement on quarterly total cost of sales, gross profit, write down of inventory to market, loss from continuing operations before income taxes, net loss and net loss per common share for the quarters presented below. Note 21 to our consolidated financial statements included in this report sets forth unaudited restated quarterly financial information for each of these quarters.

	Year Ended September 30, 2009
	First Quarter			Second Quarter			Third Quarter
	December 31, 2008			March 31, 2009			June 30, 2009
	As			As			As
	Previously	Restatement	As	Previously	Restatement	As	Previously	Restatement	As
	Reported	Adjustments	Restated	Reported	Adjustment	Restated	Reported	Adjustment	Restated
Total cost of sales	$40,416	$(4,061)	$36,355	$19,793	$8,131	$27,924	$38,850	$1,819	$40,669
Gross profit (loss)	9,661	4,061	13,722	(3,004)	(8,131)	(11,135)	52,567	(1,819)	50,748
Write down of inventory to market	10,115	(10,115)	0	5,861	(5,861)	0	116	(116)	0
Income (loss) from continuing operations before income taxes	(4,320)	4,061	(259)	(16,592)	(8,131)	(24,723)	36,133	(1,819)	34,314
Net income (loss)	(4,323)	4,061	(262)	(16,539)	(8,131)	(24,670)	36,132	(1,819)	34,313
EPS — Basic	(0.03)	0.03	0.00	(0.10)	(0.05)	(0.15)	0.22	(0.01)	0.21
EPS — Diluted	(0.03)	0.03	0.00	(0.10)	(0.05)	(0.15)	0.22	(0.02)	0.20

	Year Ended September 30, 2008
	First Quarter			Second Quarter			Third Quarter
	December 31, 2007			March 31, 2008			June 30, 2008
	As			As			As
	Previously	Restatement	As	Previously	Restatement	As	Previously	Restatement	As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Total cost of sales	$37,182	$(82)	$37,100	$20,616	$82	$20,698	$42,807	$0	$42,807
Gross profit	10,278	82	10,360	7,917	(82)	7,835	17,567	0	17,567
Write down of inventory to market	82	(82)	0	0	0	0	0	0	0
Loss from continuing operations before income taxes	(23,437)	82	(23,355)	(22,812)	(82)	(22,894)	(7,788)	0	(7,788)
Net loss	(23,414)	82	(23,332)	(22,796)	(82)	(22,878)	(7,772)	0	(7,772)
EPS — Basic	(0.14)	0	(0.14)	(0.14)	0	(0.14)	(0.05)	0	(0.05)
EPS — Diluted	(0.14)	0	(0.14)	(0.14)	0	(0.14)	(0.05)	0	(0.05)

	Year Ended September 30, 2008
	Fourth Quarter
	September 30, 2008
	As Previously	Restatement
	Reported	Adjustments	As Restated
Total cost of sales	$59,820	$(6,005)	$53,815
Gross profit	14,784	6,005	20,789
Write down of inventory to market	8,568	(8,568)	0
Loss from continuing operations before income taxes	(8,928)	6,005	(2,923)
Net loss	(8,905)	6,005	(2,900)
EPS — Basic	(0.05)	0.04	(0.01)
EPS — Diluted	(0.05)	0.04	(0.01)
For the first three quarters of 2009, the Company previously reported a write down of inventory to market of $16,092,000 and net income of $15,270,000. The restatement adjustments eliminated the write down of inventory to market, reversed the resulting reductions in cost of goods sold during the fiscal 2009 quarters, and resulted in a reduction to net income of $5,889,000. The reversal of inventory impairments recorded in the year ended September 30, 2008 also increased cost of goods sold for product shipped in fiscal year 2009, as the cost of those products included the cost of gas inventory that had been written down during fiscal 2008.

The restatement did not have a material effect on the first three quarters of 2008 as $8,568,000 of the $8,650,000 of write down of inventory to market occurred in the fourth quarter. The impact of the restatement on the fourth quarter is a reduction to cost of sales and net loss due to the elimination of the write down of inventory to market.
OVERVIEW OF OUR FINANCIAL CONDITION, LIQUIDITY, AND RESULTS OF OPERATIONS
At September 30, 2009, we had working capital of $10,591,000. Historically, we have relied upon sales of our equity securities and borrowings for working capital. Until 2009, when we had net income of $3,028,000, we have had a history of significant net losses.
Our primary needs for working capital in fiscal year 2010 include REMC related costs to operate, pay debt service, and make capital investments in the East Dubuque Plant, as well as non-REMC costs to operate the PDU, to pay for research and development of the Rentech Process, to pay for costs for continued development of commercial projects, including our Rialto Project and our Natchez Project, and to fund working capital needs. Based on current market conditions, we believe that our liquidity needs for our currently-budgeted activities for fiscal year 2010 can be met from cash on hand, plus the cash presently forecasted to be generated by REMC. Our currently-budgeted development activities for our Rialto and our Natchez Projects require small amounts of capital expenditures, which we believe can be provided from cash on hand plus the cash flow from REMC. If during fiscal 2010 we decide to pursue unbudgeted engineering, procurement or construction activities at these or other projects that require larger amounts of capital, we will need significantly more capital in order to fund those activities. Depending on capital market conditions, we also could seek to satisfy our liquidity requirements through public or private offerings of our securities or other financing transactions. However, capital markets have recently experienced extreme uncertainty, and access to those markets has been difficult. Our failure to raise additional capital when needed would have a material adverse effect on our business, financial condition and results of operations.
For further information concerning our potential financing needs and related risks, see Item 1 — Business, and Item 1a — Risk Factors.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — A Replacement of FASB Statement No. 162,” (FASB Accounting Standards Codification (“FASB ASC” or the “Codification”) 105-10) which will become the source of authoritative United States generally accepted accounting principles (“US GAAP”) to be applied by nongovernmental entities superseding all pre-existing accounting and reporting standards other than the rules of the SEC. Updates to the Codification are being issued as Accounting Standards Updates. FASB ASC 105-10 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. FASB ASC 105-10 is effective for the Company’s fiscal year ended September 30, 2009. In accordance with the Codification, citations to accounting literature in this report are to the relevant Topic of the Codification or are presented in plain English. The adoption of FASB ASC 105-10 did not have a material impact on the Company’s consolidated financial position, results of operations or disclosures.
The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates and assumptions relate to: inventories, the valuation of long-lived assets, intangible assets, investment in advanced technology companies, revenue recognition, accounting for fixed price contracts, stock based compensation and the realization of deferred income taxes. Actual amounts could differ significantly from these estimates.
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

Certain product sales occur under product prepayment contracts which require payment in advance of delivery. The Company records a liability for deferred revenue in the amount of, and upon receipt of, cash in advance of shipment. The Company recognizes revenue related to the product prepayment contracts and relieves the liability for deferred revenue when products are shipped. A significant portion of the revenue recognized during any period may be related to prepayment contracts, for which cash may have been collected during an earlier period, with the result that a significant portion of revenue recognized during a period may not generate cash receipts during that period.
Natural gas, though not purchased for the purpose of resale, occasionally is sold under certain circumstances. Natural gas is sold when contracted quantities received are in excess of production and storage capacities, in which case the sales price is recorded in product sales and the related cost is recorded in cost of sales. Natural gas is also sold with a simultaneous gas purchase in order to receive a benefit that reduces raw material cost, in which case the net of the sale price and the related cost of sales are recorded within cost of sales.
Technical service revenues from our alternative energy segment are recognized as the services are provided during each month. Revenues from feasibility studies are recognized based on the terms of the services contract.
Rental income from our alternative energy segment is recognized monthly as per the lease agreement, and is included in the alternative energy segment as a part of service revenues.
Inventories. Our inventory is stated at the lower of cost or estimated net realizable value. The cost of inventories is determined using the first-in first-out method. We perform an analysis on at least a quarterly basis of our inventory balances to determine if the carrying amount of inventories exceeds their net realizable value. The analysis of estimated net realizable value is based on customer orders, market trends and historical pricing. If the carrying amount exceeds the estimated net realizable value, the carrying amount is reduced to the estimated net realizable value. We allocate fixed production overhead costs to inventory based on the normal capacity of our production facilities.
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
Stock Based Compensation. All stock based compensation awards granted subsequent to September 30, 2005 are included in compensation expense based on grant-date fair value. We use the Black-Scholes valuation model to value the equity instruments issued. The Black-Scholes valuation model uses assumptions of expected volatility, risk-free interest rates, the expected term of options granted, expected rates of dividends and forfeitures. Management determines these assumptions by reviewing current market rates and reviewing conditions relevant to our Company, such as our historical experience relating to the exercise and forfeitures of grants.
Deferred Income Taxes. We have provided a full valuation allowance related to our substantial deferred tax assets. In the future, if sufficient evidence of our ability to generate sufficient future taxable income in certain tax jurisdictions becomes apparent, we may be required to reduce this valuation allowance, resulting in income tax benefits in our consolidated statement of operations. We evaluate our ability to utilize the deferred tax assets annually and assess the need for the valuation allowance.
Business Segments
The Company operates in two business segments as follows: (i) nitrogen products manufacturing and (ii) alternative energy. In nitrogen products manufacturing, the Company manufactures a variety of nitrogen fertilizer and industrial products. In alternative energy, the Company develops and markets processes for conversion of low-value, carbon-bearing solids or gases into valuable hydrocarbons and electric power.

FISCAL YEAR 2009 COMPARED TO FISCAL YEAR 2008
Continuing Operations:
Revenues

	For the Years Ended
	September 30,
	2009	2008
	(in thousands)
Revenues:
Product shipments	$180,384	$206,615
Natural gas sales of excess inventory	2,378	3,678

Total nitrogen products manufacturing	$182,762	$210,293
Alternative energy	238	678

Total revenues	$183,000	$210,971

	For the Year		For the Year
	Ended September 30, 2009		Ended September 30, 2008
	Tons	Revenue	Tons	Revenue
	(in thousands)		(in thousands)
Product Shipments:
Ammonia	126	$90,419	173	$90,743
Urea Ammonium Nitrate	267	68,893	313	93,179
Urea (liquid and granular)	36	15,555	34	15,778
Carbon Dioxide	95	2,571	109	2,860
Nitric Acid	9	2,946	14	4,055

Total	533	$180,384	643	$206,615

Nitrogen products manufacturing. Our nitrogen products manufacturing segment provides revenue from sales of various nitrogen fertilizer products manufactured at our East Dubuque Plant, primarily utilized in corn production. The East Dubuque Plant is designed to produce anhydrous ammonia, nitric acid, urea liquor, ammonium nitrate solution, granular urea and carbon dioxide using natural gas as a feedstock. Revenues are seasonal based on the planting, growing, and harvesting cycles of customers utilizing nitrogen fertilizer.
The decrease in sales for the year ended September 30, 2009 compared to the year ended September 30, 2008 was primarily due to decreased sales volume. Sales volume decreased primarily due to reduced shipments in the first and fourth quarters of fiscal year 2009. During the first quarter of 2009, there was a reduction in fall fertilizer application due to rain-delayed planting and harvesting cycles and due to an early onset of winter weather. During the fourth quarter of 2009, fertilizer shipments decreased due to the general downturn in the economy.
The average sales price per ton in the current fiscal year as compared with the prior fiscal year increased by 37% for anhydrous ammonia and decreased by 13% for urea ammonium nitrate solutions. These two products comprised approximately 88% and 89% of the product sales for each of the years ended September 30, 2009 and 2008, respectively. The average ammonia sales price increased due to selling most of our spring 2009 ammonia shipments on product prepayment contracts, most of which were entered into when fertilizer prices were at their peak. However, we entered into about half of our spring 2009 product prepayment contracts for urea ammonium nitrate solutions after fertilizer prices started to decline, causing the average sales price to decrease.
Alternative Energy. This segment generates revenues for technical services related to the Rentech technologies provided by the scientists and technicians who staff our development and testing laboratory and rental income from leasing part of a building. This rental income is included in our alternative energy segment because the rental income is generated from a building used by some of our research and development employees. The revenue earned during fiscal 2009 was technical service revenue of $145,000 from progress billings for work performed under contracts and rental revenue of $93,000. The revenue earned during fiscal 2008 was technical service revenue of $547,000 from progress billings for work performed under contracts and rental revenue of $131,000.

Cost of Sales

	For the Years Ended
	September 30,
	2009	2008
	(in thousands)
Cost of sales:
Product shipments	$95,430	$147,540
Natural gas sales of excess inventory	3,996	3,731
Natural gas sales with simultaneous purchase	22,775	3,040

Total nitrogen products manufacturing	122,201	154,311
Alternative energy	3	109

Total cost of sales	$122,204	$154,420

For the Year Ended
(in thousands)	September 30, 2008
Total cost of sales (as previously reported)	$160,425
Restatement adjustments	(6,005)

Total cost of sales (as restated)	$154,420

Nitrogen Products Manufacturing. The cost of sales for product shipments for the year ended September 30, 2009 declined from the prior year primarily due to lower sales volume. Natural gas comprised approximately 64% and labor and benefit costs comprised approximately 13% of cost of sales on product shipments for the year ended September 30, 2009. Natural gas comprised approximately 71% and labor and benefit costs comprised approximately 9% of cost of sales on product shipments for the year ended September 30, 2008.
Natural gas, though not purchased for the purpose of resale, is occasionally sold when contracted quantities received are in excess of production requirements and storage capacities, in which case the sales proceeds are recorded as a revenue and the related cost is recorded as a cost of sale. Natural gas is also sold with a simultaneous gas purchase in order to receive a benefit that reduces raw material cost, in which case the net of the sale price and the related cost of sales are recorded within cost of sales.
Depreciation expense included in cost of sales from our nitrogen products manufacturing segment was $8,280,000 and $8,361,000 for the years ended September 30, 2009 and 2008, respectively.
Alternative Energy. The cost of sales for our alternative energy segment during the year ended September 30, 2009 and 2008 was for costs incurred for work performed under a contract.
Gross Profit

	For the Years Ended
	September 30,
	2009	2008
	(in thousands)
Gross profit (loss):
Product shipments	$84,954	$59,075
Natural gas sales of excess inventory	(1,618)	(53)
Natural gas sales with simultaneous purchase	(22,775)	(3,040)

Total nitrogen products manufacturing	60,561	55,982
Alternative energy	235	569

Total gross profit	$60,796	$56,551

For the Year Ended
(in thousands)	September 30, 2008
Total gross profit (as previously reported)	$50,546
Restatement adjustments	6,005

Total gross profit (as restated)	$56,551

Nitrogen Products Manufacturing. The segment had a gross profit on product shipments of 47% for the year ended September 30, 2009 as compared to a gross profit margin on product shipments of 29% for the year ended September 30, 2008 driven by higher ammonia sales prices.

Alternative Energy. The decrease in gross profit for alternative energy was primarily due to the decrease in technical service revenue between fiscal year 2009 and fiscal year 2008.
Operating Expenses

	For the Years Ended
	September 30,
	2009	2008
	(in thousands)
Operating expenses:
Selling, general and administrative	$24,061	$33,352
Depreciation and amortization	1,478	1,184
Research and development	21,381	64,477
Loss on impairment	—	9,482
Recovery of payment to vendor	—	(1,473)

Total operating expenses	$46,920	$107,022

Selling, General and Administrative Expenses. During the year ended September 30, 2009 as compared to the year ended September 30, 2008, selling, general and administrative expenses decreased by $9,291,000 or 28%. Stock-based compensation decreased by $1,937,000 as a result of prior grants having become fully vested before the most recent period. Consulting expenses decreased by $1,687,000 due to a one-time modification of warrants in 2008 which resulted in additional stock-based compensation of $813,000 in 2008 and the use of consultants was reduced in 2009. The modification of warrants involved amendments to the exercise prices and expiration dates of warrants to purchase 4,192,000 shares of common stock. Salaries and benefits decreased by $2,357,000 as a result of reductions in staff. $760,000 of the decrease is related to the rescission of a marketing agreement in 2009 which led to a reversal of non-cash marketing expense which was previously recorded in 2008. Travel costs decreased by $891,000 as a result of reduced travel. Information technology expense decreased by $732,000 because 2008 includes non-capitalized costs associated with the implementation of our Oracle financial accounting and enterprise resource planning system.
Depreciation and Amortization. A portion of depreciation and amortization expense is associated with assets supporting general and administrative functions and is recorded in operating expense. The majority of depreciation and amortization expense originates at our nitrogen products manufacturing segment and, as a manufacturing cost, is distributed between cost of sales and finished goods inventory, based on product volumes. The amount of depreciation expense within operating expenses increased by $294,000 for the year ended September 30, 2009 which was mostly attributable to an increase in depreciable computer equipment and software assets.
Research and Development. We incur research and development expenses in our testing laboratory where we actively conduct work to further improve our technology and to perform services for our customers. These expenses are included in our alternative energy segment. During fiscal 2008, we incurred significant research and development expense related primarily to the construction of the PDU and also incurred expenses related to the operation of the PDU and other research and development expense. Research and development expenses decreased by $43,096,000 during the year ended September 30, 2009 compared to the year ended September 30, 2008. The decrease was primarily due to the completion of the construction of the PDU, for which the costs were recorded as research and development expense. Of the research and development expense recorded in the year ended September 30, 2008, $40,046,000 represented construction costs for the PDU.
Loss on Impairment. During the year ended September 30, 2008, the Company suspended development on the conversion of the East Dubuque Plant and recorded an impairment loss of $9,482,000 on assets recorded as capitalized costs incurred in winding down the REMC conversion project. No impairment was recorded on any project in fiscal year 2009.
Recovery of Payment to Vendor. During the year ended September 30, 2008, the Company recovered $1,473,000 that was previously paid to a vendor for work related to the conversion of the East Dubuque Plant. This amount was subsequently applied to unpaid invoices from the vendor on projects other than the conversion of the East Dubuque Plant.

Operating Income (Loss)

	For the Years Ended
	September 30,
	2009	2008
	(in thousands)
Operating income (loss):
Product shipments	$81,441	$55,829
Natural gas sales of excess inventory	(1,618)	(53)
Natural gas sales with simultaneous purchase	(22,775)	(3,040)

Total nitrogen products manufacturing	57,048	52,736
Alternative energy	(43,172)	(103,207)

Total operating income (loss)	$13,876	$(50,471)

For the Year Ended
(in thousands)	September 30, 2008
Total operating loss (as previously reported)	$(56,476)
Restatement adjustments	6,005

Total operating loss (as restated)	$(50,471)

Nitrogen Products Manufacturing. The increased income from operations for the year ended September 30, 2009 as compared to the prior fiscal year was primarily due to higher ammonia sales prices.
Alternative Energy. The decreased loss from operations for alternative energy of $60,035,000 for the year ended September 30, 2009, was primarily due to the completion of the PDU construction during the year ended September 30, 2008 and no loss on impairment or costs incurred for the REMC conversion.
Other Income (Expense)

	For the Years Ended
	September 30,
	2009	2008
	(in thousands)
Other income (expense):
Interest and dividend income	$561	$1,849
Interest expense	(11,050)	(5,442)
Loss on investments	—	(3,011)
Other income (expense)	(370)	115

Total other expense	$(10,859)	$(6,489)

Interest Income. The decrease in interest income for the year ended September 30, 2009 as compared to the prior fiscal year was primarily due to marked decreases in interest rates, partially offset by an overall increase in the amount of funds invested in interest-bearing cash accounts by the nitrogen products manufacturing segment. Interest income from our holdings of available for sale securities decreased during the year ended September 30, 2009 compared to the year ended September 30, 2008 due to lower balances along with the impact of lower interest rates on all balances maintained.
Interest Expense. Interest expense increased by $5,608,000 during the year ended September 30, 2009 as compared to the prior fiscal year. This increase was primarily due to interest payments under the Senior Credit Agreement which we entered into during the third quarter of fiscal 2008. Interest capitalized to construction in progress increased by $1,266,000 during the year ended September 30, 2009 as compared to the prior fiscal year primarily due to the Company’s purchase of the site for the Natchez Project in June 2008.
Loss on Investments. During fiscal 2008, we recognized an impairment loss of $3,011,000 on available for sale securities, which was included in our alternative energy segment. These securities were substantially impacted by economic and market pressures and experienced sustained declines in estimated fair values. We experienced no such losses during fiscal 2009.
Other Income (Expense). Other expense for the year ended September 30, 2009 was primarily comprised of early payment fees on term debt.

FISCAL YEAR 2008 COMPARED TO FISCAL YEAR 2007
Continuing Operations:
Revenues

	For the Years Ended
	September 30,
	2008	2007
	(in thousands)
Revenues:
Product shipments	$206,615	$124,498
Natural gas sales of excess inventory	3,678	7,318

Total nitrogen products manufacturing	$210,293	$131,816
Alternative energy	678	504

Total revenues	$210,971	$132,320

	For the Year		For the Year
	Ended September 30, 2008		Ended September 30, 2007
	Tons	Revenue	Tons	Revenue
	(in thousands)		(in thousands)
Product Shipments:
Ammonia	173	$90,743	145	$50,013
Urea Ammonium Nitrate	313	93,179	275	56,317
Urea (liquid and granular)	34	15,778	32	12,141
Carbon Dioxide	109	2,860	103	2,650
Nitric Acid	14	4,055	16	3,377

Total	643	$206,615	571	$124,498

Nitrogen products manufacturing. The increase in sales for the year ended September 30, 2008 compared to the year ended September 30, 2007 was due to higher prices and sales volume.
The average sales price per ton for fiscal year 2008 as compared with fiscal year 2007 increased by 52% for anhydrous ammonia and increased by 46% for urea ammonium nitrate solutions. These two products comprised approximately 89% and 85% of the product sales for the years ended September 30, 2008 and 2007, respectively. The higher demand for fertilizer was driven by strong farm income, high corn prices and global demand for corn for food and fuel.
Alternative Energy. This segment generates revenues for technical services related to the Rentech Process provided by the scientists and technicians who staff our development and testing laboratory and rental income from leasing part of a building. The increase in revenue between fiscal year 2008 and fiscal year 2007 was primarily due to additional technical service revenue of $165,000 from progress billings for work performed under contracts.
Cost of Sales

	For the Years Ended
	September 30,
	2008	2007
	(in thousands)
Cost of sales:
Product shipments	$147,540	$107,596
Natural gas sales of excess inventory	3,731	7,666
Natural gas sales with simultaneous purchase	3,040	—
Write down of inventory to market	—	644

Total nitrogen products manufacturing	154,311	115,906
Alternative energy	109	661

Total cost of sales	$154,420	$116,567

Nitrogen Products Manufacturing. The cost of sales for product shipments for the year ended September 30, 2008 increased from the prior year primarily due to higher sales volume and higher gas prices. Natural gas comprised approximately 71% and labor and benefit costs comprised approximately 9% of cost of sales on product shipments for the year ended September 30, 2008. Natural gas comprised approximately 73% and labor and benefit costs comprised approximately 9% of cost of sales on product shipments for the year ended September 30, 2007.

Natural gas, though not purchased for the purpose of resale, is occasionally sold under certain circumstances. Natural gas is sold when contracted quantities received are in excess of production requirements and storage capacities, in which case the sales proceeds are recorded as a revenue and the related cost is recorded as a cost of sale. Natural gas is also sold with a simultaneous gas purchase in order to receive a benefit that reduces raw material cost, in which case the net of the sale price and the related cost of sales are recorded within cost of sales.
Depreciation expense included in cost of sales from our nitrogen products manufacturing segment was $8,361,000 and $7,720,000 for the years ended September 30, 2008 and 2007, respectively. The increase of $641,000 for the year ended September 30, 2008 was due to a combination of an increase in machinery and equipment and change in product tonnage sold.
Alternative Energy. For both 2008 and 2007, these amounts were primarily third party consulting costs associated with our technical service agreements.
Gross Profit

	For the Years Ended
	September 30,
	2008	2007
	(in thousands)
Gross profit (loss):
Product shipments	$59,075	$16,902
Natural gas sales of excess inventory	(53)	(348)
Natural gas sales with simultaneous purchase	(3,040)	—
Write down of inventory to market	—	(644)

Total nitrogen products manufacturing	55,982	15,910
Alternative energy	569	(157)

Total gross profit	$56,551	$15,753

Nitrogen Products Manufacturing. The segment had an increase in gross profit compared to the prior comparable period for the year ended September 30, 2008. The segment had a gross profit on product shipments of 29% for the year ended September 30, 2008 as compared to a gross profit margin on product shipments of 14% for the year ended September 30, 2007. The increase in gross profit and improved gross margin percentage for the fiscal year ended September 30, 2008 over the comparable period in 2007 was due to increased sales prices driven by the increased average cost of natural gas along with higher demand.
Alternative Energy. The increase in gross profit for alternative energy is primarily due to improved gross profit from the technical service agreements. Due to timing, the costs we incurred during fiscal 2007 associated with our services agreements exceeded the contractually-defined amount of revenues that were billed and collected.
Operating Expenses

	For the Years Ended
	September 30,
	2008	2007
	(in thousands)
Operating expenses:
Selling, general and administrative	$33,352	$28,093
Depreciation and amortization	1,184	799
Research and development	64,477	43,127
Loss on impairment	9,482	38,197
Recovery of payment to vendor	(1,473)	—

Total operating expenses	$107,022	$110,216

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $33,352,000 during the fiscal year ended September 30, 2008, compared to $28,093,000 for the fiscal year ended September 30, 2007 which was an increase of $5,259,000. This increase resulted primarily from increases in expenses for salaries and benefits, professional fees, bad debt, consulting and marketing which was offset by a decrease in information technology expense. Explanations for each of these changes are as follows:
•	Salaries and benefits increased by $3,904,000. The increase was a result of hiring new employees primarily related to the construction and operation of the PDU and operations at REMC.
•
Professional fees including legal services and accounting fees for audit and tax services increased by $957,000. Significant components of the increase included preparation of tax returns, analysis and guidance for disclosures regarding income taxes, legal fees for development of the Natchez Project, and costs for continued development of the Company’s intellectual property portfolio.

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
Depreciation and Amortization. A portion of depreciation and amortization expense is associated with assets supporting general and administrative functions and is recorded in operating expense. The majority of depreciation and amortization expense originates at our nitrogen products manufacturing segment and, as a manufacturing cost, is distributed between cost of sales and finished goods inventory, based on product volumes. The amount of depreciation expense within operating expenses increased by $385,000 for the year ended September 30, 2008 which was mostly attributable to an increase in depreciable computer equipment and software assets.
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
Operating Income (Loss)

	For the Years Ended
	September 30,
	2008	2007
	(in thousands)
Operating income (loss):
Product shipments	$55,829	$14,214
Natural gas sales of excess inventory	(53)	(348)
Natural gas sales with simultaneous purchase	(3,040)	—
Write down of inventory to market	—	(644)

Total nitrogen products manufacturing	52,736	13,222
Alternative energy	(103,207)	(107,685)

Total operating income (loss)	$(50,471)	$(94,463)

Loss from operations during the fiscal year ended September 30, 2008 was $50,471,000 as compared to a loss from operations for the fiscal year ended September 30, 2007 of $94,463,000. The decrease in the loss resulted from an increase in gross profit of $40,798,000, primarily due to an increase in gross profit from the nitrogen products manufacturing segment partially offset by research and development expenses associated with the completion of the PDU.
Nitrogen Products Manufacturing. Income from operations for the fiscal years ended September 30, 2008 and 2007 were $52,736,000 and $13,222,000, respectively. The increase in income from operations for fiscal 2008 over fiscal 2007 was primarily due to the increase in gross profit as discussed above. This increase was partially offset by increased payroll and benefit expenses resulting from hiring additional personnel.
Alternative Energy. Loss from operations was $103,207,000 during the fiscal year ended September 30, 2008, compared to $107,685,000 for the same period in 2007, a decrease of $4,478,000. The primary component of the loss was research and development expenses associated with construction and operation of the PDU.
Other Income (Expense)

	For the Years Ended
	September 30,
	2008	2007
	(in thousands)
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
Interest Expense. Interest expense for the fiscal year ended September 30, 2008 was $5,442,000, compared to $2,430,000 for the same period ended September 30, 2007. The increase was primarily due to interest payments under the Senior Credit Agreement, which we entered into during the third quarter of fiscal 2008, and the amortization of the related debt issue costs recorded in interest expense. Interest expense in fiscal 2008 and 2007 was offset by $596,000 and $698,000, respectively, from interest expense that was capitalized in conjunction with costs incurred for construction in progress.
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
	(in thousands)
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
	(in thousands)
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

Earn-out on Sale of REN. Effective August 2005, the Company sold its 56% ownership interest in REN Testing Corporation (“REN”), an Oklahoma based company specializing in computer-controlled testing equipment. The sale agreement entitled the Company to receive earn-out payments until the sale price of $1,175,000 is paid in full. As of September 30, 2008 the unpaid balance of the sales price was $779,000 which is included in other receivables on the Consolidated Balance Sheets and is reserved. For the twelve months ended September 30, 2008 and 2007, the Company recognized other income of $91,000 and $129,000, respectively, on earn-out payments which were included in gain on sale of discontinued operations in the Consolidated Statements of Operations.
INFLATION
Inflation has and is expected to have an insignificant impact on the Company’s results of operations and sources of liquidity.

ANALYSIS OF CASH FLOWS
The following table summarizes our Consolidated Statements of Cash Flows:

	For the Years Ended
	September 30,
	2009	2008
	(in thousands)
Net Cash Provided by (Used in):
Operating activities	$4,072	$(8,144)
Investing activities	(20,015)	(16,883)
Financing activities	21,338	55,057

Net Increase in Cash	$5,395	$30,030

Cash Flows From Operating Activities
Net Income. The Company had net income of $3,028,000 during fiscal 2009, as compared to a net loss of $56,882,000 during fiscal 2008. The cash flows provided by (used in) operations during these periods resulted from the following operating activities:
Impairment of Assets. There was no impairment recognized on any project in fiscal year 2009. In fiscal year 2008, we recognized impairment expenses on various construction in progress assets in the amount of $9,482,000.
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
Non-Cash Interest Expense. Total non-cash interest expense recognized during the fiscal year ended September 30, 2009 was $3,597,000, compared to $1,348,000 during the fiscal year ended September 30, 2008. The non-cash interest expense recognized was due to the amortization of bond issue costs and beneficial conversion feature expenses of our convertible notes, amortization of debt issuance costs on borrowings under the term loan and the 2008 write-off of loan fees related to the line of credit with The CIT Group/Business Credit, Inc. (“CIT”) that was cancelled.
Loss on Investments. During fiscal 2008, we recognized a loss of $3,011,000 due to the impairment of available for sale securities. We incurred no such expense during fiscal 2009.
Accounts Receivable. During fiscal 2009, accounts receivable decreased by $2,951,000 compared to an increase of $1,594,000 during fiscal 2008. The year-over-year change was the combined impact of lower sales volume and a lower average sales price towards the end of 2009 compared to 2008.
Property Insurance Claim Receivable. During fiscal 2009, we recorded a property insurance recovery receivable of $2,295,000 for insured property losses related to a weather-related shutdown of REMC in January 2009. As of September 30, 2009, $1,795,000 was still outstanding.
Inventories. Inventories decreased during the year ended September 30, 2009 by $5,278,000 as compared to an increase during the year ended September 30, 2008 of $4,183,000. Inventories decreased during 2009 due to a high volume of product deliveries during the spring 2009 planting season and lower product inventory costs caused by lower natural gas costs. Inventories increased during 2008 due to increased quantities on hand caused by lower than normal product deliveries during the wet spring 2008 planting season, and higher product inventory costs caused by higher natural gas prices.
Deferred Revenue. We record deferred revenue for product pre-sale contracts to the extent we receive cash payments for those contracts. Deferred revenue decreased $44,605,000 during the year ended September 30, 2009, versus an increase of $40,349,000 during the year ended September 30, 2008. As of September 30, 2009, we had entered into a relatively small volume of pre-sale contracts, mainly for product delivery in the fall of 2009. In contrast, as of September 30, 2008, we had entered into larger volumes of product prepayment contracts for both the following fall and spring, at historically high sales prices, due to high demand, high prices and customer expectations of continuing price increases at that time.

Cash Flows From Investing Activities
Proceeds from Sales of Available for Sale Securities. During fiscal 2009, we made no additional purchases of available for sale securities nor did we change the value of the securities that were held. During fiscal 2008, our investment securities held for sale decreased by $13,762,000 as investment securities were liquidated to fund working capital needs.
Purchase of Construction in Progress, Net of Assets Placed in Service. During fiscal 2009, we incurred $8,693,000 of net additions to construction in progress assets. Comparatively, during fiscal 2008, we incurred $23,305,000 of net additions to construction in progress assets most of which was for the conversion of the East Dubuque Plant and acquisition of the Natchez site.
Cash Flows From Financing Activities
Payments of and Proceeds from Debt. During the year ended September 30, 2009, we made $18,364,000 of debt payments, which included required prepayments of $15,888,000 pursuant to the Senior Credit Agreement, compared to debt payments of $19,000 for 2008. We received term loan proceeds of $49,903,000 under the Senior Credit Agreement in June 2008. We did not receive any proceeds in the form of long-term debt in fiscal 2009.
Proceeds from the Issuance of Common Stock. During the year ended September 30, 2009, net proceeds from the issuance of common stock totaled $39,800,000. We issued 11,000,000 shares of Company common stock directly to selected institutional investors for a purchase price of $0.58 per share in cash, which resulted in us receiving net proceeds of $6,300,000. Also, we issued 8,571,428 shares of Company common stock, through a placement agent, to selected institutional investors for a purchase price of $1.75 per share in cash, which resulted in us receiving net proceeds of $14,300,000; and we issued 11,111,000 shares of Company common stock, through a placement agent, to selected institutional investors for a purchase price of $1.80 per share in cash, which resulted in us receiving net proceeds of $19,200,000.

LIQUIDITY AND CAPITAL RESOURCES
Sources of Liquidity
At September 30, 2009, our current assets totaled $96,196,000, including cash and cash equivalents of $69,117,000 and net accounts receivable of $9,757,000. Our current liabilities were $85,605,000, of which $36,416,000 is composed of term borrowings under the Senior Credit Agreement. We had long-term liabilities of $66,096,000, of which $57,054,000 related to our $57,500,000 principal amount of convertible notes. Our total stockholders’ equity was $49,199,000.
During fiscal year 2009, we funded our operations primarily from cash flow from REMC’s operations and the issuance of our common stock. Under the terms of our Senior Credit Agreement, any distributions or loans from REMC to the Company must be matched with an equal amount of principal payment. For fiscal year 2009, operating income from our nitrogen products manufacturing segment was $57,048,000 and we raised an aggregate of approximately $39,800,000 of net proceeds from the sale of our common stock.
Based on current market conditions, we believe that Rentech’s and REMC’s currently-budgeted liquidity needs for fiscal year 2010 can be met from cash on hand, plus the cash forecasted to be generated by REMC’s operations. However, in the event that the amount of cash flow generated by REMC’s operations is less than expected or the actual amount of spending exceeds our current budget, we could require external sources of financing to maintain our liquidity during fiscal year 2010. Depending on capital market conditions, we may also seek to satisfy our liquidity requirements or increase our liquidity position through public or private offerings of our securities or other financing transactions.
On May 20, 2009, the SEC declared effective our shelf registration statement permitting us to issue up to $100,000,000 of securities from time to time. Under the shelf registration statement, we may issue shares of common stock, preferred stock, debt securities and other securities. As of September 30, 2009, $59,000,000 aggregate offering price of securities was available to be sold under the shelf registration statement. Capital markets have recently experienced extreme uncertainty, and access to those markets has been difficult. Our failure to raise additional capital when needed would have a material adverse effect on our business, financial conditions and results of operations.
Liquidity Requirements
Short-Term Liquidity Requirements. We generally consider our short-term liquidity requirements to consist of those items that are expected to be incurred within the next 12 months. In fiscal year 2010, we expect our principal non-REMC liquidity needs to include costs to develop the Rialto and Natchez Projects, operate the PDU, continue research and development of the Rentech technologies and fund general working capital needs. Our currently-budgeted activities for our Rialto and Natchez Projects require low levels of spending. However, if we pursue detailed engineering, procurement or construction activities at the projects, we will need significantly more capital in order to fund those activities.
In fiscal year 2010, we expect our principal REMC liquidity needs to include costs to operate the East Dubuque Plant, including its working capital needs. REMC’s fertilizer business is seasonal, based upon the planting, growing and harvesting cycles. Inventories must be accumulated to allow for customer shipments during the spring and fall fertilizer application seasons. The accumulation of inventory to be available for seasonal sales requires that working capital be available at REMC. Our practice of selling substantial amounts of our fertilizer products through prepayment contracts also significantly affects working capital needs at REMC. Working capital available at REMC is also affected by changes in commodity prices for natural gas and nitrogen fertilizers, which are the East Dubuque Plant’s principal feedstock and products.
Our Senior Credit Agreement matures on May 29, 2010, unless we elect to extend the maturity date for one year and pay the required extension fee. We may also refinance this debt in fiscal 2010, however there can be no assurance that refinancing debt will be available. The Senior Credit Agreement includes the following covenants (the violation of which could give rise to the lenders’ ability to exercise remedies including acceleration of the loan):
•
Minimum EBITDA requirements (EBITDA, as calculated under the Senior Credit Agreement, is presented not as a measure of operating results, but rather as a measure of REMC’s ability to service debt. It should not be construed as an alternative to either (i) income from operations or (ii) cash flows from operating activities. EBITDA as presented is not an indicator of future EBITDA, which may vary and could decrease to a level below the minimum requirements of the Senior Credit Agreement).

•
REMC must maintain a minimum rolling twelve-month EBITDA as of the end of each quarter, as defined in the agreement. The minimum EBITDA requirement at September 30, 2009 was $42.5 million and REMC’s EBITDA, calculated in accordance with the Senior Credit Agreement and shown below (in thousands), was $65.1 million.

Consolidated net income	$3,028
Non-REMC net loss	44,392
Interest expense	6,755
Depreciation and amortization	8,463
Non-cash charges	2,500

REMC EBITDA	$65,138

•	For fiscal year 2010, the minimum EBITDA requirement will range from $46 million to $60 million in the various measurement periods.
•
REMC must maintain at least $7.5 million of cash on deposit or in permitted short term investments, provided that in the months of February, March and April the requirement is reduced to $5 million. REMC had $36.7 million of cash and cash equivalents as of September 30, 2009.

•
REMC cannot spend more than a maximum amount of capital expenditures in each fiscal year. For fiscal year 2009, REMC’s aggregate limit on capital expenditures was approximately $24.0 million. For fiscal year 2009, REMC incurred $12.6 million of capital expenditures. If REMC’s capital expenditures are less than the maximum amounts, in a fiscal year, then the unused amount will be carried over to subsequent fiscal years.

On December 14, 2009, we entered into a Third Amendment and Waiver to the Amended and Restated Credit Agreement (the “Third Amendment and Waiver”), without which we would not have been able to meet all of the covenants in the Senior Credit Agreement. The Third Amendment and Waiver reduces the minimum EBITDA covenant requirements for the periods ending June 30, 2010 and September 30, 2010, and due to the accounting changes described above and in Notes 2 and 21 to our consolidated financial statements, provides for a waiver of the requirement that the past financial statements delivered to the lenders be prepared in accordance with GAAP. We paid a fee equal to 1% of the outstanding principal amount of the term loan upon execution of the Third Amendment and Waiver and will be required to pay a fee equal to 7% of the outstanding principal amount if we elect to extend the maturity date of the term loan for one year on May 29, 2010. The prepayment fee on the term loan will be reduced by 1.0% if we repay the term loan on or before February 15, 2010 and by 0.5% if we repay the term loan after February 15, 2010 but on or before March 15, 2010, and the prepayment fee will be increased by 1.0% if we repay the term loan after May 29, 2010.
We have a line of credit with Barclays for up to $5,000,000. We had $4,532,000 outstanding under the line of credit as of September 30, 2009. The terms of the line of credit include a provision that the outstanding balance is payable on demand at any time. The line of credit is secured by auction rate securities for which there is currently no liquid market. We can repay the line of credit with existing cash, however there can be no assurance that we would have sufficient, immediately available funds to repay the line of credit if it were to be called by Barclays, or that we will be able to quickly liquidate the auction rate securities securing the line of credit to pay off the debt.
Long-Term Liquidity Requirements. We generally consider our long-term liquidity requirements to consist of those items that are expected to be incurred beyond the next 12 months. Our principal long-term needs for liquidity are to fund development, construction and operation of commercial projects. The most progressed commercial projects now under development are the Rialto Project and the Natchez Project, and we anticipate the development of additional projects in the future. We will require substantial amounts of capital that we do not now have to fund our long-term liquidity requirements and develop commercial projects, which we anticipate will range in costs to construct from hundreds of millions of dollars to multiple billions of dollars depending upon their size and scope. We expect these projects to be funded by various combinations of project debt and equity, corporate debt and equity, equity from strategic partners and suppliers, and various forms of government support.

CONTRACTUAL OBLIGATIONS
The following table lists our significant contractual obligations and their future payments at September 30, 2009:

		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(in thousands)
Continuing Operations
Line of credit	$4,532	$4,532	$—	$—	$—
Term loan debt (1)	37,112	37,112	—	—	—
Mortgage debt	931	24	54	61	792
Long-term convertible debt (2)	57,500	—	—	57,500	—
Interest payments on debt	13,340	5,776	4,716	2,409	439
Natural gas (3)	6,615	6,615	—	—	—
Purchase obligations (4)	8,423	8,423	—	—	—
Asbestos removal (5)	237	—	—	—	237
Operating leases	1,458	600	421	420	17

Total	$130,148	$63,082	$5,191	$60,390	$1,485

(1)
The amount presented represents outstanding borrowings under the Senior Credit Agreement. Borrowings under the Senior Credit Agreement bear interest on a variable rate based upon either LIBOR or the lender’s alternative base rate, plus in each case an applicable margin. Advances under our line of credit accrue interest at LIBOR plus a margin of 1.50%.

(2)
We have issued $57,500,000 principal amount of Convertible Senior Notes Due 2013. The Notes bear interest at the rate of 4.00% per year on the principal amount of the Notes, payable in cash semi-annually in arrears on April 15 and October 15 of each year. Holders may convert their Notes into shares of our common stock (or cash or a combination of cash and shares of common stock, if we so elect) at an initial conversion rate of 249.2522 shares of our common stock per $1,000 principal amount of Notes (which represents a conversion price of approximately $4.0120 per share of common stock), under the circumstances described in the Notes.

(3)
As of September 30, 2009 we had entered into multiple natural gas supply contracts for various delivery dates through December 31, 2009. Subsequent to September 30, 2009, we entered into additional contracts of approximately $14.8 million with delivery dates through March 31, 2010.

(4)
The amount presented represents certain open purchases orders with our vendors. Not all of our open purchase orders are purchase obligations, since some of the orders are not enforceable or legally binding on us until the goods are received or the services are provided.

(5)
We have a legal obligation to handle and dispose of asbestos at our East Dubuque Plant and Natchez Project in a special manner when undergoing major or minor renovations or when their buildings are demolished, even though the timing and method of settlement are conditional on future events that may or may not be in their control. As a result, we have developed an estimate for a conditional obligation for this disposal. In addition, through our normal repair and maintenance program we may encounter situations where we are required to remove asbestos in order to complete other work. The Company applied the expected present value technique to calculate the fair value of the asset retirement obligation for each property and, accordingly, the asset and related obligation for each property have been recorded. Since we own both properties and currently have no plans to dispose of the properties, the obligation is considered long-term and, therefore, considered more than five years out.

In May 2007, we entered into an Equity Option Agreement with Peabody Venture Fund, LLC (“PVF”). Under the Equity Option Agreement, PVF agreed to fund the lesser of $10.0 million or 20% of the development costs for our proposed coal-to-liquids conversion project at the East Dubuque Plant incurred during the period between November 1, 2006 and the closing date of the financing for the project. In consideration for PVF’s payment of development costs, we granted PVF an option to purchase up to 20% of the equity interest in the project for a purchase price equal to 20% of the equity contributions made to the project at the closing of the project financing, less the amount of development costs paid by PVF as of such time. Through September 30, 2007, the net proceeds from PVF under this agreement were $8,799,000 which was recorded as an advance for equity investment on the Consolidated Balance Sheets. In the first fiscal quarter of 2008, a partial reimbursement to PVF of $907,000 occurred bringing the net total received to $7,892,000. Though our Board of Directors decided to suspend development of the conversion of the East Dubuque Plant, neither we nor PVF have terminated the Equity Option Agreement as of September 30, 2009, and as such, the liability for the advance for equity investment remains.
On June 23, 2009, we entered into a Merger Agreement pursuant to which it acquired SilvaGas. SilvaGas stockholders may be entitled to receive shares of our common stock as earn-out consideration. Potential earn-out consideration will be calculated based on the degree to which the biomass gasification unit implementing SilvaGas technology at our proposed project in Rialto, California, or an alternative project to be designated by us, achieves certain performance criteria no later than March 29, 2022. Depending on the performance of the gasifier, subject to certain limitations, such additional earn-out consideration may vary from zero to the sum of (i) 6,250,000 shares of our common stock and (ii) that number of shares equal in value to $5,500,000 at the time of any such payment (provided that such number may not exceed 11,000,000 shares). In the event the SilvaGas biomass gasification unit fails to achieve the performance criteria, SilvaGas stockholders may be entitled to receive shares of our common stock with a value equal to a portion of the licensing fees and other royalties we receive from licensing the SilvaGas technology. The SilvaGas stockholders will not be entitled to receive such common stock unless the licensing fees and other royalties received by us exceed a certain threshold.
OFF-BALANCE SHEET ARRANGEMENTS
We have no off-balance sheet arrangements.
Recent Accounting Pronouncements From Financial Statement Disclosures
For a discussion of the recent accounting pronouncements relevant to our operations, please refer to “Recent Accounting Pronouncements” provided under Note 3 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Investment Securities Market Risk. We are exposed to market risk from adverse changes in the value of our investment portfolio referred to as available for sale securities. The recent conditions in the global credit markets have caused auctions for the auction rate securities held in the portfolio to fail and we have been unable to liquidate our positions. As of September 30, 2008, we recorded a $3.0 million other-than-temporary impairment loss related to these investments, leaving our available for sale securities with an estimated fair value of $6.0 million. There was no further impairment recognized in fiscal year 2009. There can be no assurance as to when, and for what amount, we may be able to liquidate our position in these securities. However, volatility in the credit markets could continue to negatively impact the timing of future liquidity related to these investments and lead to additional adjustments to their carrying value.
In accordance with guidance under the Codification, we believe we were required to use unobservable inputs that were based on our own assumptions (referred to as “Level 3” inputs) to value our available for sale securities at September 30, 2009 due to the absence of market activity and other observable pricing as of the measurement date. As of September 30, 2009 management calculated the fair value of our auction rate securities based on the most current available credit rating for each security and the most current available interest rates yielded by these securities. We had to exercise significant judgment in regards to certain other factors used in the valuation. We estimated the probability of collecting interest payments and a discounted sales price for each security, if we liquidated our position, based on the relative credit ratings of the securities. The total portfolio value was calculated at approximately $6.0 million as of September 30, 2009 and remained unchanged from our September 30, 2008 estimate.
As of September 30, 2009 and 2008, our Level 3 assets and liabilities consisted entirely of available for sale securities.
Interest Rate Risk. We are exposed to interest rate risk related to interest payments on our line of credit and our borrowings under the Senior Credit Agreement. Borrowings under the Senior Credit Agreement bear interest on a variable rate based upon either LIBOR or the lender’s alternative base rate, plus in each case an applicable margin. Advances under our line of credit accrue interest at LIBOR plus a margin of 1.50%. As of September 30, 2009, we had outstanding borrowings under the Senior Credit Agreement of $37.1 million and advances under the line of credit of $4.5 million. Based upon the outstanding balances of our variable-interest rate debt at September 30, 2009, and assuming market interest rates increase or decrease by 100 basis points, the potential annual increase or decrease in interest expense per calendar year is approximately $416,000. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes.
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
Alternative Energy. The future success of our alternative energy business depends to a great extent on the levels and volatility of certain commodities such as petroleum-based fuels, natural gas and electricity. It may also depend on the level and volatility of prices or taxes placed on emissions of carbon or other pollutants. Our projects are designed to produce fuels and power that may compete with conventional fuels and power as well as with fuels and power produced from non-traditional sources. The prices of our products may be influenced by the prices of those traditional or alternative fuels and power. Significant fluctuations in such prices may materially affect the business prospects of our alternative energy business.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
RENTECH, INC.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Rentech Inc.
In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Rentech, Inc. and its subsidiaries at September 30, 2009, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule of Valuation and Qualifying Accounts as of and for the year ended September 30, 2009, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to the selection and application of generally accepted accounting principles existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2009 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in management’s report referred to above. Our responsibility is to express an opinion on these financial statements, on the financial statement schedule and on the Company’s internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
As discussed in Note 5 to the financial statements, the Company changed the manner in which it accounts for recurring fair value measurements of financial instruments in 2009.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ PricewaterhouseCoopers LLP
Los Angeles, California
December 14, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Stockholders and Board of Directors
Rentech, Inc. and Subsidiaries
Los Angeles, California
We have audited the accompanying consolidated balance sheets of Rentech Inc. and Subsidiaries (the “Company”) as of September 30, 2008, and the related consolidated statements of operations, stockholders’ (deficit) equity and comprehensive loss and cash flows for the years ended September 30, 2008 and 2007. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rentech Inc. and Subsidiaries as of September 30, 2008 (restated), and the results of its operations and its cash flows for the years ended September 30, 2008 (as restated) and 2007 in conformity with accounting principles generally accepted in the United States of America.
As discussed in Notes 2 and 21 of the consolidated financial statements, the Company has restated its financial statements as of September 30, 2008 and for the year ended September 30, 2008 to classify and record its deposit payments made under forward gas contracts as deposits on gas contracts instead of inventory and to adjust its inventory write-down for the effects of the change in balance sheet classification.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 14, 2008, except for the effect of the restatement discussed in Notes 2 and 21 as to which the date is December 14, 2009, expressed an adverse opinion on the Company’s internal control over financial reporting because of two material weaknesses.
/s/ EHRHARDT KEEFE STEINER & HOTTMAN PC
Denver, Colorado
December 14, 2008, except for the effects of the restatement discussed in Notes 2 and 21, as to which the date is December 14, 2009

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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:
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

As discussed in Notes 2 and 21 of the consolidated financial statements, the Company has restated its financial statements as of September 30, 2008 and for the year ended September 30, 2008 to classify and record its deposit payments made under forward gas contract as deposits on gas contracts instead of inventory and to adjust its inventory write-down for the effects of the change in balance sheet classification. Management has identified a material weakness in its internal control over the interpretation of generally accepted accounting principles related to its balance sheet classification of deposit payments under forward gas contracts.
These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended September 30, 2008, of the Company and this report does not affect our report dated December 14, 2008 on such financial statements, except for the effects on the consolidated financial statements of the restatement described in Notes 2 and 21, as to which the date is December 14, 2009, on those consolidated financial statements (as restated).
In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of September 30, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended September 30, 2008 of the Company and our report dated December 14, 2008, except for the effects of restatement discussed in Notes 2 and 21, as to which the date is December 14, 2009, expressed an unqualified opinion on those financial statements.
/s/ EHRHARDT KEEFE STEINER & HOTTMAN PC
Denver, Colorado
December 14, 2008, except for the effects of the restatement discussed in Notes 2 and 21, as to which the date is December 14, 2009

RENTECH, INC.
Consolidated Balance Sheets
(Amounts in thousands, except per share data)

	As of September 30,
	2009	2008
		(Restated)
ASSETS
Current assets
Cash and cash equivalents	$69,117	$63,722
Restricted cash, short-term	150	152
Accounts receivable, net of allowance for doubtful accounts of $0 and $692 at September 30, 2009 and 2008, respectively	9,757	12,713
Inventories	12,222	17,129
Deposits on gas contracts	724	18,368
Prepaid expenses and other current assets	2,417	2,399
Other receivables, net	1,809	43

Total current assets	96,196	114,526

Property, plant and equipment, net	54,249	56,312

Construction in progress	27,328	19,548

Other assets
Other assets and deposits	17,127	8,309
Available for sale securities, non-current	6,000	6,000
Restricted cash, long-term	—	50

Total other assets	23,127	14,359

Total assets	$200,900	$204,745

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$5,495	$8,256
Accrued payroll and benefits	6,204	5,306
Accrued liabilities	11,801	10,057
Line of credit on available for sale securities	4,532	4,758
Deferred revenue	18,203	62,808
Accrued interest	2,930	1,834
Current portion of long-term debt and term loan	36,440	23

Total current liabilities	85,605	93,042

Long-term liabilities
Long-term debt, net of current portion	907	930
Term loan, long-term	—	53,000
Long-term convertible debt to stockholders	57,054	56,929
Advance for equity investment	7,892	7,892
Other long-term liabilities	243	36

Total long-term liabilities	66,096	118,787

Total liabilities	151,701	211,829

Commitments and contingencies (Note 14)
Stockholders’ equity (deficit)
Preferred stock — $10 par value; 1,000 shares authorized; 90 series A convertible preferred shares authorized and issued; no shares outstanding and $0 liquidation preference	—	—
Series C participating cumulative preferred stock — $10 par value; 500 shares authorized; no shares issued and outstanding	—	—
Common stock — $.01 par value; 350,000 shares authorized; 212,696 and 166,688 shares issued and outstanding at September 30, 2009 and 2008, respectively	2,127	1,667
Additional paid-in capital	293,299	241,110
Note receivable on sale of common stock	—	(606)
Accumulated deficit	(246,227)	(249,255)

Total stockholders’ equity (deficit)	49,199	(7,084)

Total liabilities and stockholders’ equity (deficit)	$200,900	$204,745

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.
Consolidated Statements of Operations
(Amounts in thousands, except per share data)

	For the Years Ended September 30,
	2009	2008	2007
	(Restated)
Revenues
Product sales	$182,762	$210,293	$131,816
Service revenues	238	678	504

Total revenues	183,000	210,971	132,320

Cost of sales
Product sales	122,201	154,311	115,262
Write down of inventory to market	—	—	644
Service revenues	3	109	661

Total cost of sales	122,204	154,420	116,567

Gross profit	60,796	56,551	15,753

Operating expenses
Selling, general and administrative expense	24,061	33,352	28,093
Depreciation and amortization	1,478	1,184	799
Research and development	21,381	64,477	43,127
Loss on impairment	—	9,482	38,197
Recovery of payment to vendor	—	(1,473)	—

Total operating expenses	46,920	107,022	110,216

Operating income (loss)	13,876	(50,471)	(94,463)

Other income (expenses)
Interest and dividend income	561	1,849	2,800
Interest expense	(11,050)	(5,442)	(2,430)
Loss on investments	—	(3,011)	—
Loss on disposal of assets	(17)	(5)	(826)
Other income (expense)	(353)	120	52

Total other income (expenses)	(10,859)	(6,489)	(404)

Income (loss) from continuing operations before income taxes	3,017	(56,960)	(94,867)
Income tax expense	61	13	—

Income (loss) from continuing operations	2,956	(56,973)	(94,867)

Discontinued operations:
Income from discontinued operations net of tax of $11 (2007)	—	—	225
Gain on sale of discontinued operations, net of tax of $0 (2009, 2008 and 2007)	72	91	2,925

	72	91	3,150

Net income (loss)	$3,028	$(56,882)	$(91,717)

Net income (loss) per common share:
Basic:
Continuing operations	$0.02	$(0.34)	$(0.63)
Discontinued operations	0.00	0.00	0.02

Net income (loss)	$0.02	$(0.34)	$(0.61)

Diluted:
Continuing operations	$0.02	$(0.34)	$(0.63)
Discontinued operations	0.00	0.00	0.02

Net income (loss)	$0.02	$(0.34)	$(0.61)

Weighted-average shares used to compute net income (loss) per common share:
Basic	174,445	165,480	151,356

Diluted	175,578	165,480	151,356

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.
Consolidated Statements of Stockholders’ Equity (Deficit)
(Amounts in thousands)

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Notes	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Receivable	Deficit	Income (Loss)	Equity (Deficit)

Balance, September 30, 2006	141,775	$1,418	$175,825	$—	$(100,656)	$(2)	$76,585
Common stock issued for cash net of offering costs of $3,202	20,092	201	51,448	—	—	—	51,649
Common stock issued for cash on options and warrants exercised	1,526	15	1,892	—	—	—	1,907
Stock based compensation issued for services	—	—	1,834	—	—	—	1,834
Restricted stock units issued for services	—	—	3,132	—	—	—	3,132
Restricted stock units settled in shares	412	4	(4)	—	—	—	—
Restricted stock units surrendered for withholding taxes payable			(680)	—	—	—	(680)
Comprehensive loss:
Net loss	—	—	—	—	(91,717)	—	(91,717)
Other comprehensive income:
Unrealized gain on marketable securities, net of tax	—	—	—	—	—	2	2

Balance, September 30, 2007	163,805	$1,638	$233,447	$—	$(192,373)	$—	$42,712

Common stock issued for cash and notes receivable	400	4	604	(606)	—	—	2
Common stock issued for cash on options and warrants exercised	1,377	14	1,597	—	—	—	1,611
Common stock issued for conversion of note payable	348	3	186	—	—	—	189
Stock based compensation issued for services	—	—	1,869	—	—	—	1,869
Restricted stock units issued for services	—	—	3,871	—	—	—	3,871
Restricted stock units surrendered for withholding taxes payable	—	—	(456)	—	—	—	(456)
Restricted stock units settled in shares	758	8	(8)	—	—	—	—
Net loss (restated)	—	—	—	—	(56,882)		(56,882)

Balance, September 30, 2008 (restated)	166,688	$1,667	$241,110	$(606)	$(249,255)	$—	$(7,084)

Common stock issued for cash net of offering costs of $1,583	30,683	307	39,489	—	—	—	39,796
Common stock issued for acquisition	14,504	145	8,122	—	—	—	8,267
Common stock issued to directors	394	4	212	—	—	—	216
Common stock issued for services	25	—	17	—	—	—	17
Common stock issued for cash on options exercised	95	1	132	—	—	—	133
Warrants granted in connection with equity investment	—	—	629	—	—	—	629
Warrants granted in connection with amendment to term loan	—	—	1,626	—	—	—	1,626
Rescission of previously issued common stock and related notes receivable	(400)	(4)	(604)	606	—	—	(2)
Stock based compensation issued for services	—	—	868	—	—	—	868
Restricted stock units issued for services	—	—	1,854	—	—	—	1,854
Restricted stock units surrendered for withholding taxes payable	—	—	(149)	—	—	—	(149)
Restricted stock units settled in shares	707	7	(7)	—	—	—	—
Net income	—	—	—	—	3,028	—	3,028

Balance, September 30, 2009	212,696	$2,127	$293,299	$—	$(246,227)	$—	$49,199

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.
Consolidated Statements of Cash Flows
(Amounts in thousands)

	For the Years Ended September 30,
	2009	2008	2007
	(Restated)
Cash flows from operating activities
Net income (loss)	$3,028	$(56,882)	$(91,717)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	9,758	9,545	8,519
Impairment of assets	—	9,482	38,197
Recovery of payment to vendor	—	(1,473)	—
Utilization of spare parts	1,677	1,000	1,120
Bad debt expense	5	571	—
Loss on disposal of property, plant and equipment	17	5	826
Non-cash interest expense	3,597	1,348	748
(Reversal of) non-cash marketing expense	(380)	380	—
Loss on investments	—	3,011	—
Write down of inventory to market	—	—	644
Stock-based compensation	2,955	5,740	4,966
Gain on sale of subsidiaries	(72)	(91)	(2,793)
Equity in loss of investee	84	—	—
Changes in operating assets and liabilities
Accounts receivable	2,951	(1,594)	(6,712)
Property insurance claim receivable	(1,795)	—	—
Other receivables and receivable from related party	29	2,465	(54)
Inventories	5,278	(4,183)	(2,699)
Deposits on gas contracts	17,644	(17,673)	649
Prepaid expenses and other assets	2,186	3,686	(1,440)
Accounts payable	(2,535)	(4,016)	6,580
Accrued retirement payable	—	(125)	(531)
Deferred revenue	(44,605)	40,349	18,437
Accrued interest	1,096	773	8
Accrued liabilities, accrued payroll and other	3,154	(462)	9,571

Net cash provided by (used in) operating activities	4,072	(8,144)	(15,681)

Cash flows from investing activities
Purchases of available for sale securities	—	(513)	(36,486)
Proceeds from sales of available for sale securities	—	13,762	44,512
Purchase of property, plant and equipment	(9,729)	(7,684)	(11,487)
Purchase of construction in progress, net of assets placed in service	(8,693)	(23,305)	(39,568)
Proceeds from disposal of fixed assets	983	—	—
Payments for acquisition	(949)	—	—
Deposits and other assets	(1,752)	707	(2,374)
Proceeds from sale of subsidiary	—	—	5,398
Other items	125	150	182

Net cash used in investing activities	(20,015)	(16,883)	(39,823)

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.
Consolidated Statements of Cash Flows — Continued
(Amounts in thousands)

	For the Years Ended September 30,
	2009	2008	2007
Cash flows from financing activities
Proceeds from term loan	—	49,903	—
Proceeds from line of credit on available for sale securities	—	4,758	—
Proceeds from issuance of common stock and warrants	41,378	2	54,851
Payments of offering costs	(1,583)	—	(3,202)
Proceeds from options and warrants exercised	133	1,611	1,907
Payment of debt issuance costs	—	(453)	—
Payments on notes payable for financed insurance premiums	—	(745)	—
Proceeds from advance for equity investment, net	—	—	7,892
Proceeds from grant and interest earned on grant proceeds	—	—	2,265
Payments of financial advisory fees	—	—	(1,044)
Payments on line of credit	(226)	—	—
Payments on debt and notes payable	(18,364)	(19)	(39)

Net cash provided by financing activities	21,338	55,057	62,630

Increase in cash	5,395	30,030	7,126
Cash and cash equivalents, beginning of year	63,722	33,692	26,566

Cash and cash equivalents, end of year	$69,117	$63,722	$33,692

For the fiscal years ended September 30, 2009, 2008 and 2007, the Company made certain cash payments as follows:

	For the Years Ended September 30,
	2009	2008	2007
Cash payments of interest
From continuing operations, net of capitalized interest of $1,862 (2009), $596 (2008) and $698 (2007)	$8,088	$3,894	$1,660
From discontinued operations	—	—	2

Total cash payments of interest	$8,088	$3,894	$1,662

Cash payments of income taxes from continuing operations	$30	$32	$—
Excluded from the statements of cash flows were the effects of certain non-cash financing and investing activities as follows:

	For the Years Ended September 30,
	2009	2008	2007
Payment of loan fees through reduction of proceeds	$—	$3,097	$—
Purchase of insurance policies financed with notes payable	2,204	1,719	—
Warrants granted in connection with amendment to term loan	1,626	—	—
Warrants granted in connection with equity investment	629	—	—
Rescission of notes receivable on repurchase of common stock	606	—	—
Issuance of common stock for notes receivable	—	606	—
Restricted stock units surrendered for withholding taxes payable	149	456	680
Acquisition, which includes issuance of common stock	8,292	—	—
Purchase of common stock warrants paid through the reduction of loan fees	50	—	—
Issuance of common stock for debt conversion	—	189	—
Inventory transfers under product exchange agreement, net	—	—	2,427
Receivable on disposal of fixed asset	—	—	81
Mark available for sale securities to market	—	—	2
See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.
Notes to Consolidated Financial Statements
Note 1 — Description of Business
Description of Business
The vision of Rentech, Inc. (“Rentech”, “we”, or “the Company”) is to be a provider of clean energy solutions. Incorporated in 1981, the Company is pursuing the deployment of the Rentech Process and the Rentech-SilvaGas biomass gasification technology (“Rentech-SilvaGas Technology”) through both licensing of our technology and development of facilities to produce synthetic fuels and chemicals, natural gas substitutes, and electric power from renewable and fossil feedstocks. The Rentech Process, based on Fischer-Tropsch chemistry, is a patented and proprietary technology that converts synthesis gas (syngas), which can be manufactured from a wide variety of waste, biomass and fossil resources, into hydrocarbons. These hydrocarbons can be processed and upgraded into ultra-clean synthetic fuels such as military and commercial jet fuels and ultra low sulfur diesel as well as specialty waxes and chemicals. The Rentech-SilvaGas Technology enables us to gasify a variety of biomass and refuse-derived-fuel feedstocks, creating syngas that can be used through the Rentech Process for production of synthetic fuels, or used as a natural gas substitute in heating and drying applications, to power boilers, or in gas turbines for the production of power.
Also, through our wholly-owned subsidiary, Rentech Energy Midwest Corporation (REMC), located in East Dubuque, Illinois we manufacture and sell within the corn-belt region of the United States natural gas-based nitrogen fertilizer products including ammonia, urea ammonia nitrate, urea granule and urea solution.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
Reclassifications and Presentation
We have revised certain amounts in 2008 to conform with the current year. Specifically, we revised our 2008 balance sheet to reduce accounts receivable and deferred revenue for amounts invoiced but not shipped.
Subsequent Events
The Company has evaluated events, if any, which occurred subsequent to September 30, 2009 through December 14, 2009, which is the date these financial statements were issued, to ensure that such events have been properly reflected in these statements.
Note 2 — Restatement of Consolidated Financial Statements
The Company enters into forward contracts with fixed delivery prices to purchase portions of the natural gas required to produce fertilizer for the Company’s nitrogen fertilizer business. Some of the forward contracts require the Company to pay a deposit for the natural gas at the time of contract signing, and all of the contracts require deposits in the event that the market price for natural gas falls after the date of the contract to a price below the fixed price in the contracts.
The Company previously recorded these deposits incorrectly as inventory and performed a lower of cost or market (“LCM”) analysis on this component of inventory on a monthly basis. In certain periods, the LCM analysis resulted in impairments of the component of inventory represented by the gas contract deposits, and those impairments were recognized in cost of goods sold as write-downs of inventory in those periods. As product produced from the gas associated with the impaired deposits was shipped in periods after the write-downs, the cost of gas recognized in cost of goods sold at the time of sale was lower than the cost that would have been calculated using the contracted prices, in an amount equal to the previous inventory write-downs. This prior treatment affected the timing, but not the total amount, of expense recognized in conjunction with gas purchased under forward contracts.
The Company has now determined that these deposits should have been classified on the consolidated balance sheet as deposits, rather than as inventory, because neither title nor risk of loss passed to the Company when it paid the deposits for the natural gas. The Company has also determined that the LCM adjustments related to these contract deposits were not calculated in a manner consistent with generally accepted accounting principles. In future periods, and in this report, the cost of natural gas purchased under forward contracts will be recognized at contracted prices as the gas flows through production, into finished goods inventory, and then into cost of goods sold as the product is shipped. The LCM analysis will be performed by examining the projected margin on the sale of finished goods, not by examining the market price relative to the contract price for the natural gas component of inventory.

The Company has restated its consolidated balance sheet at September 30, 2008, and the consolidated statements of operations, changes in stockholders’ equity (deficit), and comprehensive loss for the fiscal year ended September 30, 2008, to correct these errors by reclassifying the deposits from inventory to deposits on gas contracts, and to reverse the effects of the LCM adjustments in the statements of operations, changes in stockholders’ equity (deficit), and comprehensive loss. These corrections materially change the timing, but not the total amount, of the recognition of expenses for purchases of natural gas. In periods in which inventory impairments are being reversed, the cost of gas recognized will be lower than under the previous treatment. In periods following inventory impairments, the cost of goods sold will now be higher than the cost recognized under the previous treatment. In fiscal year 2008, the cost of goods sold is now reported as approximately $6.0 million less than the amount previously reported. Results of operations reported herein for fiscal year 2009 would have been materially different had the prior treatment of forward natural gas contracts and of inventory impairment been applied (see Note 21 for a discussion of the restatement’s impact on the three quarterly periods of fiscal year 2009 previously reported).
The following table presents the effects of the restatement adjustments on the Company’s previously reported consolidated statement of operations for the years ended September 30, 2008 (in thousands, except per share data):

	As
	Previously	Restatement
	Reported	Adjustments	As Restated
Total cost of sales	$160,425	$(6,005)	$154,420
Gross profit	50,546	6,005	56,551
Write down of inventory to market	8,650	(8,650)	0
Loss from continuing operations before income taxes	(62,965)	6,005	(56,960)
Net loss	(62,887)	6,005	(56,882)
EPS — Basic	(0.38)	0.04	(0.34)
EPS — Diluted	(0.38)	0.04	(0.34)
The following table presents the effect of the restatement on the Company’s consolidated balance sheet as of September 30, 2008 (in thousands):

	As
	Previously	Restatement
	Reported	Adjustments	As Restated
Inventories	$29,491	$(12,362)	$17,129
Deposits on gas contracts	—	18,368	18,368
Accumulated deficit	(255,260)	6,005	(249,255)
Total stockholders’ deficit	(13,089)	6,005	(7,084)
Note 3 — Summary of Certain Significant Accounting Policies
Financial Accounting Standards Board Issues Accounting Standards Codification
In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — A Replacement of FASB Statement No. 162,” (FASB Accounting Standards Codification (“FASB ASC” or the “Codification”) 105-10) which will become the source of authoritative United States generally accepted accounting principles (“US GAAP”) to be applied by nongovernmental entities superseding all pre-existing accounting and reporting standards other than the rules of the SEC. Updates to FASB ASC are being issued as Accounting Standards Updates. FASB ASC 105-10 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. FASB ASC 105-10 is effective for the Company’s fiscal year ended September 30, 2009. In accordance with the Codification, citations to accounting literature in these financial statements are to the relevant Topic of the Codification or are presented in plain English. The adoption of FASB ASC 105-10 did not have a material impact on the Company’s consolidated financial position, results of operations or disclosures.

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
Concentration of Business and Credit Risk
On April 26, 2006, the Company’s subsidiary, Rentech Development Corporation (“RDC”), entered into a Distribution Agreement with Royster-Clark Resources, LLC, who subsequently assigned the agreement to Agrium U.S. Inc. (“Agrium”). The Distribution Agreement is for a five year period, subject to renewal options. Pursuant to the Distribution Agreement, Agrium is obligated to use commercially reasonable efforts to promote the sale of, and solicit and secure orders from its customers for nitrogen fertilizer products manufactured at the East Dubuque Plant, and to purchase from REMC nitrogen fertilizer products manufactured at the facility for prices to be negotiated in good faith from time to time. For the fiscal years ended September 30, 2009, 2008 and 2007, the Distribution Agreement accounted for 87%, 82%, and 71%, respectively, of net revenues from continuing operations. Agrium had an outstanding accounts receivable balance that accounted for 74% and 88% of the total consolidated accounts receivable balance of the Company as of September 30, 2009 and 2008, respectively. REMC employs personnel who negotiate sales with other customers and these transactions are not subject to the terms of the Distribution Agreement.
Under the Distribution Agreement, REMC pays commissions to Agrium not to exceed $5 million per year on applicable gross sales. Product sales revenue is presented net of the gross product sales and commissions. The commission rate was 2% during the first year of the agreement and increases by 1% on each anniversary date of the agreement up to a maximum rate of 5%. For the fiscal years ended September 30, 2009, 2008 and 2007, the effective commission rate associated with sales under the Distribution Agreement was 2.3%, 3.5% and 2.7%.
The Company deposits its cash and cash equivalents in accounts with major financial institutions. At times, such investments may be in excess of federally insured limits. Additionally, the Company invests a portion of its cash in available for sale securities which are subject to market fluctuations. These investments have included U.S. government, federal agency and municipal notes and bonds, corporate bonds, asset-backed securities, auction rate securities, other investment-grade marketable debt securities and money market securities.
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
Through fiscal 2007 and much of fiscal 2008, the fair value of available for sale securities was estimated by our investment custodians using market rates and their proprietary pricing models. As of September 30, 2008, and in the absence of any readily available market-based valuation, the fair value amount of available for sale securities was estimated to be the midpoint between the principal amount of the line of credit collateralized by the portfolio and the principal amount of the line of credit plus an exposure factor that limited aggregate borrowings of the portfolio. As of September 30, 2009, the fair value amount was estimated based on the most current available credit rating for each security and most current available interest rates yielded by these securities.
The carrying amount of convertible debt and other debt outstanding also approximates their fair value as of September 30, 2009 and 2008 because interest rates on these instruments approximate the interest rate on debt with similar terms available to the Company.

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
Natural gas, though not purchased for the purpose of resale, occasionally is sold under certain circumstances. Natural gas is sold when contracted quantities received are in excess of production and storage capacities, in which case the sales price is recorded in product sales and the related cost is recorded in cost of sales. Natural gas is also sold with a simultaneous gas purchase in order to receive a benefit that reduces raw material cost, in which case the net of the sale price and the related cost of sales are recorded within cost of sales.
Technical service revenues from our alternative energy segment are recognized as the services are provided during each month. Revenues from feasibility studies are recognized based on the terms of the services contract.
Rental income from our alternative energy segment is recognized monthly as per the lease agreement, and is included in the alternative energy segment as a part of service revenues.
Deferred Revenue
The Company records a liability for deferred revenue to the extent that payment has been received under the product prepayment contracts, which create obligations for delivery of product within a specified period of time in the future. The terms of these product prepayment contracts require payment in advance of delivery. The Company recognizes revenue related to the product prepayment contracts and relieves the liability for deferred revenue when products are shipped. A significant portion of the revenue recognized during any period may be related to prepayment contracts, for which cash was collected during an earlier period, with the result that a significant portion of revenue recognized during a period may not generate cash receipts during that period. As of September 30, 2009 and 2008, deferred revenue was $18,203,000 and $62,808,000, respectively.
Cost of Sales
Cost of sales are primarily comprised of manufacturing costs related to the Company’s nitrogen fertilizer products. Cost of sales expenses include: direct materials, direct labor, indirect labor, employee fringe benefits, depreciation on plant machinery and other costs, including shipping and handling charges incurred to transport products sold.
Natural Gas
The Company enters into short-term contracts to purchase physical supplies of natural gas in fixed quantities at both fixed and indexed prices. We anticipate that we will physically receive the contract quantities and use them in the production of fertilizer and industrial products. We believe it probable that the counterparties will fulfill their contractual obligations when executing these contracts. Natural gas purchases, including the cost of transportation to the East Dubuque Plant, are recorded at the point of delivery into the pipeline system.
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
Inventories are stated at the lower of cost or estimated net realizable value. The cost of inventories is determined using the first-in first-out method. The estimated net realizable value is based on customer orders, market trends and historical pricing. The Company performs on at least a quarterly basis an analysis of its inventory balances to determine if the carrying amount of inventories exceeds their net realizable value. If the carrying amount exceeds the estimated net realizable value, the carrying amount is reduced to the estimated net realizable value. At September 30, 2007, there was a write down of product inventory to market in the amount of $644,000. Inventories are periodically reviewed to determine if a reserve for obsolete, deteriorated, excess or slow moving items is required, and as of September 30, 2009 and 2008 no such inventory reserve was necessary. The Company allocates fixed production overhead costs to inventory based on the normal capacity of its production facilities and unallocated overhead costs are recognized as expense in the period incurred. At September 30, 2009 and 2008, ending inventory included depreciation of $1,127,000 and $741,000, respectively.

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
Available for Sale Securities
The Company classifies its securities as available for sale in accordance with the applicable guidance. These investments are comprised of auction rate securities. Available for sale securities are classified as current or noncurrent based on the Company’s ability to readily redeem the securities into cash for current operations. The Company reports its available for sale securities at fair value with the unrealized losses reported in other comprehensive loss and excluded from earnings. The Company recognizes an impairment charge when there is a decline in the estimated fair value of its investments below the cost basis and such decline is not considered to be temporary. The specific identification method is used to determine the cost of notes and bonds disposed of.
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
We suspended development on the conversion of the East Dubuque Plant during the first quarter of fiscal 2008. Capitalized costs incurred through September 30, 2007 were impaired under FASB ASC 360-10. Costs incurred winding down the REMC conversion project during fiscal 2008 were capitalized as construction in progress with a corresponding increase in impairment.
Impairment of Long-Lived Assets
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
Software Capitalization
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
Licensed Technology and Technology Rights
Licensed technology represents costs incurred by the Company in fiscal 1993 primarily for the retrofit of a facility used for demonstrating the Company’s proprietary technology to prospective licensees. These capitalized costs were carried at the lower of amortized cost or net realizable value and were amortized using the straight-line method over fifteen years. The Company recorded $210,000 and $229,000 in amortization expense for licensed technology during the years ended September 30, 2008 and 2007, respectively, resulting in the full amortization of the asset as of September 30, 2008.
Technology rights were recorded at cost and were amortized using the straight-line method over a ten-year estimated life. We recorded $29,000 of amortization expense for technology rights for the year ended September 30, 2007. Technology rights became fully amortized during fiscal 2007.

Patents
Costs for patents on intellectual property are capitalized and amortized using the straight-line method over a fifteen-year estimated life. The Company recorded $154,000 in amortization expense for the year ended September 30, 2009. The amortization of the patents will result in amortization expense of $615,000 for each of the next five years.
Leases
The Company evaluates its lease agreements to determine if they should be capitalized or expensed. As of September 30, 2009, 2008 and 2007, the Company had not executed any lease agreements that meet the criteria of a capital lease and therefore all lease costs were expensed.
Advertising Costs
The Company recognizes advertising expense when incurred. Advertising expense was not significant for the fiscal years ended September 30, 2009, 2008 and 2007.
Research and Development Expenses
Research and development expenses include direct materials, direct labor, indirect labor, fringe benefits and other costs incurred to develop and refine certain technologies employed in each respective operating segment. These costs are expensed as incurred.
Our technology activities are centered at the Rentech Energy Technology Center (the “RETC”), which houses our Product Demonstration Unit (“PDU”). The RETC is where we have skilled technical, engineering and operating teams that work at our development and testing laboratories. The laboratory contains equipment and support facilities that provide us with resources for the continued development and testing of the Rentech Process as well as complementary technologies for additional applications and performance enhancements. In addition, the facilities allow us to conduct online analysis of feedstock and products. For the fiscal years ended September 30, 2009, 2008 and 2007, the Company incurred research and development expenses of $12.3 million, $57.0 million and $34.1 million, respectively, related to the construction, commissioning, start up and operation of the PDU.
Our principal research and development efforts at our laboratory are focused on increasing the efficiency of our catalyst as well as the separation of catalyst from the wax. Our research efforts are also focused on supporting our goal of achieving commercial use of the Rentech Process with as many types of carbon feedstock as are available. The PDU is important to our research and development activities, and provides samples of our products to potential customers for commercial product off-take agreements.
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
The Company recognizes in its consolidated financial statements only those tax positions that are “more-likely-than-not” of being sustained, based on the technical merits of the position. The Company performed a comprehensive review of its material tax positions in accordance with the applicable guidance.
Comprehensive Income (Loss)
Comprehensive income (loss) is comprised of two components: net income (loss) and other comprehensive income (loss) which includes all changes to the Consolidated Statement of Stockholders’ Equity (Deficit), except those changes made due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the fiscal years ended September 30, 2009, 2008 and 2007, the Company’s total comprehensive income (loss) was $3.0 million, $(56.9) million and $(91.7) million, respectively.
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

Recent Accounting Pronouncements
In September 2006, the FASB issued a standard on fair value measurements that clarifies the principle that fair value shall be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. This standard is effective for consolidated financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB provided a one year deferral for the implementation of this standard for non-financial assets and liabilities recognized or disclosed at fair value on a non-recurring basis. The provisions of this standard were effective for the Company’s financial assets and liabilities for the fiscal year beginning October 1, 2008. The adoption of this standard for financial assets and liabilities did not have a material impact on the Company’s consolidated financial position or results of operations. The Company is evaluating the provisions of this standard on its non-financial assets and liabilities.
In February 2007, the FASB issued a standard which permits entities to choose to measure many financial instruments and certain other items at fair value, with the objective of improving financial reporting by mitigating volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of this standard were effective for the Company’s fiscal year beginning October 1, 2008. The adoption of this standard did not have a material impact on the Company’s consolidated financial position, results of operations or disclosures.
In May 2008, the FASB issued a staff position on accounting for convertible debt instruments that may be settled in cash upon conversion which specifies that issuers of such instruments shall separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. This guidance is effective for the Company’s fiscal year beginning October 1, 2009. The Company is evaluating the provisions of this guidance and the potential impact on the Company’s consolidated financial position, results of operations and disclosures.
In October 2008, the FASB issued a standard on determining the fair value of a financial asset when the market for that asset is not active which clarified the application of a previously issued standard in the determination of the fair value of a financial asset when a market for that asset is not active. The provisions of this standard were effective for the Company’s financial assets and liabilities for the fiscal period beginning October 1, 2008. The adoption of this standard for financial assets and liabilities did not have a material impact on the Company’s consolidated financial position, results of operations or disclosures.
In April 2009, the FASB issued a staff position on interim disclosures about fair value of financial instruments which amends a previously issued standard on disclosures about fair value of financial instruments to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This guidance requires those disclosures in summarized financial information at interim reporting periods and is effective for interim reporting periods ending after June 15, 2009. It does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, the guidance requires comparative disclosures only for periods ending after initial adoption. The adoption of this guidance did not have a material impact on the Company’s consolidated financial condition, results of operations or disclosures.
In April 2009, the FASB issued a staff position on determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly which provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. It also includes guidance on identifying circumstances that indicate a transaction is not orderly. This guidance is effective for interim and annual reporting periods ending after June 15, 2009. It does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, it requires comparative disclosures only for periods ending after initial adoption. The adoption of this guidance did not have a material impact on the Company’s consolidated financial condition, results of operations or disclosures.
In April 2009, the FASB issued a staff position on recognition and presentation of other-than-temporary impairments which amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. It is effective for interim and annual reporting periods ending after June 15, 2009. This guidance does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, it requires comparative disclosures only for periods ending after initial adoption. The adoption of this guidance did not have a material impact on the Company’s consolidated financial condition, results of operations or disclosures.

In April 2009, the FASB issued a staff position on accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies which amends the provisions of a previously issued standard for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. This guidance eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria. It is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This guidance is effective for the Company’s fiscal year beginning October 1, 2009. In the absence of any planned future business combinations, the Company does not currently expect this guidance to have a material impact on the Company’s consolidated financial condition, results of operations or disclosures.
In May 2009, the FASB issued a standard on subsequent events which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. It is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations or disclosures.
In June 2009, the FASB issued a standard which provides guidance about the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. This standard is effective for fiscal years beginning after November 15, 2009. It is effective for the Company’s fiscal year beginning October 1, 2010. The Company is evaluating the provisions of this standard and the potential impact on the Company’s consolidated financial position, results of operations and disclosures.
In June 2009, the FASB issued a standard which amends guidance issued in an interpretation as it relates to determining whether an entity is a variable interest entity and ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. This standard is effective for fiscal years beginning after November 15, 2009. The Company is evaluating the provisions of this standard and the potential impact on the Company’s consolidated financial position, results of operations and disclosures.
In June 2009, the FASB issued FASB ASC 105-10 which will become the source of authoritative US GAAP to be applied by nongovernmental entities superseding all pre-existing accounting and reporting standards other than the rules of the SEC. Updates to FASB ASC are being issued as Accounting Standards Updates. FASB ASC 105-10 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. FASB ASC 105-10 is effective for the Company’s fiscal year ended September 30, 2009. In accordance with the Codification, citations to accounting literature in these financial statements are to the relevant Topic of the Codification or are presented in plain English. The adoption of FASB ASC 105-10 did not have a material impact on the Company’s consolidated financial position, results of operations or disclosures.
Note 4 — Discontinued Operations
Effective with the sale dates noted below, these businesses were reflected as discontinued operations in the consolidated statements of operations.
In March 2005, Rentech entered into a Stock Purchase Agreement with Zinsser Co., Inc. (“Zinsser”) for the sale by Rentech of all of its interest in the stock of OKON. Rentech was paid $1.7 million at the closing. In addition, Rentech was to be paid an additional $300,000 in monthly payments at the rate of seven percent of gross sales of future products sales that were based on formulations and product technologies that OKON owned at the time of sale. As of September 30, 2007, we had collected the $300,000 in full. The terms of the agreement provide that Rentech is obligated to indemnify Zinsser against any unknown environmental liabilities incurred up to the date of sale as well as for certain product liability claims. During fiscal 2005, Rentech accrued $75,000 for potential product liability claims which was recorded as a separate component of loss from discontinued operations for the year ended September 30, 2005. In the absence of any identified product liability claims, the $75,000 was reversed in fiscal 2007.

Effective August 1, 2005, the Company sold its 56% ownership interest in REN Testing Corporation (“REN”) to REN Holding Corporation, (“RHC”) an Oklahoma corporation, consisting of a management group previously involved in REN. The sales price of the transaction was $1,175,000 payable in the form of earn-out payments based on RHC’s cash receipts for sales and services from REN’s customers. The earn-out payments are based on 5% of REN’s qualified cash receipts up to the first $2,500,000 per year and 10% of qualified cash receipts in excess of $2,500,000 per year. The earn-out payment will continue indefinitely until Rentech collects the $1,175,000. As of September 30, 2009, the Company had collected $469,000 of this amount and had recorded $116,000 of the remaining receivable in current assets as other receivables. Comparatively, as of September 30, 2008, the Company had collected $396,000 of this amount and had recorded $130,000 of the remaining receivable in current assets as other receivables. In addition, we recorded a reserve against the earn-out receivable due to uncertainty surrounding the estimation of collections. The balance of the reserve was $706,000 and $779,000 as of September 30, 2009 and 2008, respectively. Pursuant to the terms of the agreement, the buyer was responsible for all contingent liabilities that existed or might be incurred after the date of disposal.
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
The approximate net sales price and the gain on the sale of PML are shown as follows (in thousands):

Sales price	$5,398
Less transaction costs	(49)

Net sales price to Rentech, Inc., after transaction costs	$5,349
Book value of Rentech’s ownership in PML	2,628

Rentech’s gain on sale of PML	$2,721

The results of the discontinued operations from OKON, REN and PML are as follows:

	For the Years Ended September 30,
	2009	2008	2007
	(in thousands)
Revenue from discontinued operations
OKON	$—	$—	$—
REN	—	—	—
PML	—	—	1,179

Total revenue	$—	$—	$1,179

Net income from discontinued operations
OKON	$—	$—	$—
REN	—	—	—
PML	—	—	225

Total income from discontinued operations	$—	$—	$225

Gain on sale of subsidiaries
OKON	$—	$—	$75
REN	72	91	129
PML	—	—	2,721

Total gain on sale of subsidiaries	$72	$91	$2,925

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
In May 2008, the Company executed a line of credit (the “Line of Credit”) with the custodian of its available for sale securities. In September 2008, the Line of Credit was assumed by Barclays Capital, Inc. (“Barclays”). The Line of Credit provides for aggregate borrowing up to $5,000,000 and such loans are secured by the Company’s available for sale securities. Borrowings under the Line of Credit accrue interest at the rate of LIBOR plus 1.50%. Under the terms of the Line of Credit, the Company is not subject to any covenants and there is no maturity date, but outstanding balances are payable on demand. As of September 30, 2009, $4,532,000 was outstanding under the line of credit which is shown as a current liability because it is payable on demand. The balance of the line of credit was reduced by $226,000 during the 2009 fiscal year as a result of interest earned on the securities that was applied to the outstanding balance of the loan. In the event the loan was called for payment and the value of the collateral was insufficient to satisfy the then outstanding principal amount of the loan, the remainder of the loan is payable in cash.
Market prices for auction rate securities were not available as of September 30, 2008 since there was no market operating and neither the Company nor its custodian had a model to price individual holdings or the portfolio in aggregate. The Company believes that its use of Level 3 inputs to value its available for sale securities was required due to the absence of market activity and other observable pricing as of the measurement date. As of September 30, 2008, the Company estimated the fair value of its available for sale securities at $6,000,000. The minimum value of the range was considered to be equal to the balance of the line of credit at fiscal year end. The maximum value of the range was considered to be equal to the balance of the line of credit plus an exposure factor which the Company estimated at 35%. The midpoint of the range was approximately $6,000,000. As of September 30, 2008, the Company recorded an other-than-temporary impairment of the available for sale securities of $3,011,000. This was recorded in the alternative energy segment.
There were no changes in the Company’s marketable securities holdings during the fiscal year 2009.
During fiscal year 2009 there were still no markets operating. The Company believes that its use of Level 3 inputs to value its available for sale securities was still required due to the absence of market activity and other observable pricing as of the measurement date. As of September 30, 2009 management calculated the fair value of auction rate securities based on the most current available credit rating for each security and the most current available interest rates yielded by these securities. The Company had to exercise significant judgment in regards to certain other factors used in the valuation. The probability of collections of interest payments and discounted sale price for each security, if the Company liquidated its position, was estimated based on the relative credit ratings. The total portfolio value was calculated at approximately $6,000,000 as of September 30, 2009 and remained unchanged. The following table presents the fair value hierarchy for the Company’s financial assets measured at fair value on a recurring basis as of September 30, 2009:

As of September 30, 2009
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total Fair Value	Level 1	Level 2	Level 3
(in thousands)
Available for sale securities, non-current	$6,000	—	—	$6,000
As of September 30, 2009, the scheduled maturity dates for the underlying securities ranged from January 2025 to December 2050. As of September 30, 2009 and 2008, the Company’s Level 3 assets and liabilities consisted entirely of available for sale securities.
Proceeds from sales of available for sale securities were $0, $13,762,000 and $44,512,000 for the fiscal years ended September 30, 2009, 2008 and 2007, respectively. Realized gains from sales of available for sale securities for the fiscal years ended September 30, 2009, 2008 and 2007 were insignificant.

Note 6 — Accounts Receivable
Accounts receivable consisted of the following:

	As of September 30,
	2009	2008
	(in thousands)
Trade receivables from nitrogen products	$8,717	$12,528
Trade receivables from alternative energy	1,040	877

Total accounts receivable, gross	9,757	13,405
Allowance for doubtful accounts on trade accounts receivable	—	(692)

Total accounts receivable, net	$9,757	$12,713

Note 7 — Inventories
Inventories consisted of the following:

	As of September 30,
	2009	2008
	(in thousands)
Finished goods	$11,834	$16,406
Raw materials	388	723

Total inventory	$12,222	$17,129

Note 8 — Property, Plant and Equipment
Property, plant and equipment consisted of the following:

	As of September 30,
	2009	2008
	(in thousands)
Land	$1,933	$1,904
Buildings and building improvements	11,017	10,902
Machinery and equipment	64,697	59,263
Furniture, fixtures and office equipment	882	862
Computer equipment and computer software	4,073	3,528
Vehicles	172	172
Leasehold improvements	441	441
Conditional asset (asbestos removal)	210	—

	83,425	77,072
Less accumulated depreciation	(29,176)	(20,760)

Total depreciable property, plant and equipment, net	$54,249	$56,312

Construction in progress consisted of the following:

	As of September 30,
	2009	2008
	(in thousands)
Construction in progress for projects under development	$17,931	$15,432
Accumulated capitalized interest costs related to projects under development	2,488	626
Construction in progress for machinery and equipment	6,882	3,490
Conditional asset (asbestos removal)	27	—

Total construction in progress	$27,328	$19,548

In June 2008, the Company acquired the land and all of the remaining assets, consisting primarily of buildings, of a former paper manufacturing site for a purchase price of approximately $9,500,000. We intend to use the site, located in Adams County, Mississippi, near the city of Natchez, for a proposed synthetic fuels and chemicals project (the “Natchez Project”). The land, acquired buildings, capitalized interest and ongoing development costs incurred through September 30, 2009 associated with this project totaling $18,984,000 were included in construction in progress since they have not yet been placed in service.

During fiscal 2008, we suspended the conversion of the East Dubuque Plant. Concurrent with the decision to suspend the East Dubuque Plant conversion, management evaluated the affected assets for potential impairment. These assets included costs to date on the REMC conversion project recorded within construction in progress and a land purchase option recorded within deposits and other assets.
Management believed that these assets were fully impaired due to the following: 1) the assets were site specific and as discussed above, conversion of the East Dubuque Plant was suspended due to economic and other external factors beyond the Company’s control; 2) there were no alternative uses for the assets; and 3) there was an absence of a market for sale of the assets. Accordingly in the fourth quarter of fiscal 2007, the Company recorded an impairment loss of $38,197,000 composed of a) construction in progress costs incurred through fiscal 2007 within its alternative fuels segment of $36,916,000 and b) costs of the land purchase option within its nitrogen products manufacturing segment of $1,281,000. Additional costs incurred in winding down the REMC conversion project were capitalized in construction in progress with a corresponding increase in impairment. During the fiscal year ended September 30, 2008, the Company recorded impairment losses of $9,104,000 related to winding down the suspended REMC conversion project and $378,000 related to other development projects. The impairments were shown as a component of income from continuing operations within the alternative energy segment.
During fiscal year 2008, we recovered $1,473,000 of payments made to a vendor on the REMC conversion project which were subsequently applied to unpaid invoices from the same vendor on projects other than the conversion of the East Dubuque Plant.
The Company has a legal obligation to handle and dispose of asbestos at its East Dubuque Plant and Natchez Project in a special manner when undergoing major or minor renovations or when their buildings are demolished, even though the timing and method of settlement are conditional on future events that may or may not be in its control. As a result, the Company has a conditional obligation for this disposal. In addition, the Company through its normal repair and maintenance program may encounter situations where it is required to remove asbestos in order to complete other work. The Company applied the expected present value technique to calculate the fair value of the asset retirement obligation for each property and, accordingly, the asset and related obligation for each property has been recorded.
Note 9 — Investment in ClearFuels Technology Inc.
On June 23, 2009, the Company acquired 4,377,985 shares of Series B-1 Preferred Stock, representing a 25% ownership interest in ClearFuels Technology Inc. (“ClearFuels”) and rights to license the ClearFuels biomass gasification technology in exchange for a warrant to purchase up to 5 million shares of the Company’s common stock, access to the PDU in Colorado for construction and operation of a ClearFuels gasifier, and certain rights to license the Rentech Process, including the exclusive right for projects using bagasse as a feedstock. The warrant vests in three separate tranches with one tranche of 2 million shares vested as of the closing date, and two tranches of 1.5 million shares each to vest on the achievement by ClearFuels of established milestones. The exercise price for the first tranche is $.60 per share and the exercise price per share for the second and third tranches will be set at the ten-day average trading price of the Company’s common stock at the time of vesting. The fair value of the warrant was calculated using the Black-Scholes option-pricing model at $628,815. This fair value was based on the vested tranche of 2 million shares because the Company cannot currently determine the probability of ClearFuels achieving the milestones that trigger vesting of the second and third tranches.
ClearFuels is a private company and a market does not exist for its preferred stock. As a result the Company determined the fair value of its investment in ClearFuels to be equal to the fair value of the vested warrant issued to ClearFuels at the closing. The investment in ClearFuels is recorded in other assets and deposits under the equity method of accounting. At September 30, 2009, the investment balance was $544,000 and the Company’s share of ClearFuels loss was $84,000, which is included in other income (expense) on the Consolidated Statements of Operations. Subsequent to September 30, 2009, the Company made two loans to ClearFuels which totaled $500,000.
Note 10 — Acquisition of SilvaGas Holdings Corporation
On June 23, 2009, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) to acquire SilvaGas Holdings Corporation (“SilvaGas”) and its patented biomass gasification technology. The transactions contemplated by the Merger Agreement closed on June 30, 2009 at which time SilvaGas became a wholly-owned subsidiary of the Company and changed its name to Rentech SilvaGas LLC. The Company’s results of operations include SilvaGas’ results of operations beginning July 1, 2009.

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
The estimated total purchase price for the acquisition of SilvaGas, based on the closing price of the Company’s common stock on June 30, 2009 of $0.57 per share, is as follows (in thousands):

Common stock	$8,267
Cash	500
Estimated direct acquisition costs	449

Total estimated purchase price	$9,216

This acquisition was accounted for as a purchase business combination. Under the purchase method of accounting, the total estimated purchase price is allocated to the acquired assets and liabilities based on their estimated fair value as of the date of acquisition. Based on the estimated purchase price and the preliminary valuation, the preliminary purchase price allocation which is subject to change based on the Company’s final analysis, is as follows: intellectual property of $9,222,000, which is recorded in other assets and deposits, fixed assets of $19,000 and accounts payable of $25,000. The estimated purchase price does not include the earn-out consideration because the Company cannot currently determine the probability that the milestones that trigger the earn-out consideration will be achieved.
On March 29, 2009, the Company executed a technology license agreement with SilvaGas. At March 31, 2009, other assets and deposits included a $313,000 down payment which was required under the agreement. Upon completion of the SilvaGas acquisition, the $313,000 down payment was included in the estimated purchase price.
Note 11 — Debt
During fiscal 2008, the Company entered into unsecured short-term notes payable to finance insurance premiums totaling $1,719,000. The notes payable bore interest at 3.35% with monthly payments of principal and interest and a scheduled maturity date in February 2009. The balance due as of September 30, 2008 was $972,000 which was included in accounts payable. During fiscal 2009, the Company entered into unsecured short-term notes payable to finance insurance premiums totaling $2,204,000. The notes payable bear interest between 3.90% and 5.86% with monthly payments of principal and interest and a scheduled maturity date in February 2010. The balance due as of September 30, 2009 was $718,000 of which $143,000 was included in accounts payable and $575,000 in accrued liabilities.

On June 13, 2008 Rentech and REMC executed a $53,000,000 amended and restated credit agreement (the “Senior Credit Agreement”) by and among REMC as the borrower, Rentech as the guarantor and Credit Suisse, Cayman Islands Branch (“Credit Suisse”), as administrative agent and collateral agent and the lenders party thereto. The Senior Credit Agreement replaced our $26,500,000 credit agreement dated May 30, 2008 among Rentech, REMC and Credit Suisse (the “Prior Credit Agreement”). At September 30, 2009, our outstanding principal borrowings under the Senior Credit Agreement were $37,112,000. Total fees paid in relation to the Senior Credit Agreement totaled $4,049,000, including fees for the amendments described below, consisting primarily of loan origination and legal fees that were paid both through a reduction in loan proceeds of $3,097,000 and in cash.
The Senior Credit Agreement is a term loan that matures on May 29, 2010, with an option, subject to certain conditions and fees, to extend the maturity date to May 29, 2011. The principal balance of the term loan will be due and payable in full on the maturity date. The term loan bears interest at the election of REMC of either: (a)(i) the greater of LIBOR or 3%, plus (a)(ii) 10.0%; or (b)(i) the greater of 4%, the prime rate, as determined by Credit Suisse, or 0.5% in excess of the federal funds effective rate, plus (b)(ii) 9.0%. Interest payments are generally made on a quarterly basis, as required by the terms of the agreement.
On January 14, 2009, REMC entered into the First Amendment to Amended and Restated Credit Agreement and Waiver (the “First Amendment and Waiver”) which revised the covenant regarding mandatory prepayments of the loan. The Senior Credit Agreement required mandatory prepayments of principal in an amount equal to 100% of any distributions or loans from REMC to the Company (“Cash Outlays”). The First Amendment and Waiver provided that, beginning and including December 23, 2008, mandatory matching prepayments of principal would equal 25% for the first $22.0 million of Cash Outlays. Thereafter, on all Cash Outlays above the first $22.0 million, through and including September 30, 2009, matching prepayments of principal would equal 75% of all Cash Outlays. Beginning on October 1, 2009, matching required prepayments of principal reverted to an amount equal to 100% of all Cash Outlays. During the year ended September 30, 2009, Cash Outlays from REMC to the Company were $34,100,000 which required principal prepayments of $15,888,000, all of which were paid to the lenders.
Under the First Amendment and Waiver, REMC’s minimum liquidity requirement has been reduced to $7,500,000 except during February, March and April of any fiscal year when the minimum liquidity requirement is $5,000,000. As of September 30, 2009, we were in compliance with all covenants under the Senior Credit Agreement, as amended.
In addition to an increase in interest rates and certain fees to the lenders and its advisors, as further consideration for the First Amendment and Waiver, the Company sold to Credit Suisse Management LLC, SOLA LTD and Solus Core Opportunities Master Fund Ltd., for an aggregate issue price of approximately $50,000, warrants to purchase 4,993,379 shares of the Company’s common stock, or 3% of the Company’s outstanding shares at the time of issuance. The exercise price of $0.92 per share for each warrant was a 20% premium above the weighted average price for the Company’s stock over the 10 trading days preceding the January 14, 2009 closing date of the Amendment and Waiver. Seventy-five percent of the warrants were immediately exercisable and expire 5 years from the grant date. The remaining 25% of the warrants will expire on the maturity date of the Term Loan. This portion of the warrants vested and became exercisable July 1, 2009. The fair value of the warrants was calculated using the Black-Scholes option-pricing model at $1,626,000. The fair value of the warrants, reduced by the $50,000 of consideration received for the warrants, was recorded as a discount on the debt and is being amortized to interest expense over the remaining contractual term of the debt using the effective interest method.
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
The Senior Credit Agreement contains customary representations and warranties, covenants and events of default, including REMC financial covenants of (i) minimum EBITDA requirements for the prior 12 month period ranging from $33.0 million to $60.0 million as certified each fiscal quarter, (ii) maximum capital expenditures ranging from $4.75 million to $16.5 million per fiscal year and (iii) minimum liquidity thresholds at REMC ranging from $5.0 million to $7.5 million, depending upon the outstanding principal amount of term loans outstanding and the date of measurement. The obligations under the Senior Credit Agreement are secured by substantially all of our assets and the assets of most of our subsidiaries, including a pledge of the equity interests in most of our subsidiaries. In addition, REMC granted Credit Suisse a mortgage on its real property to secure its obligations under the Senior Credit Agreement and related loan documents. The Senior Credit Agreement includes restrictive covenants that limit our ability to make investments, dispose of assets, pay cash dividends or repurchase stock.

On August 11, 2009, we entered into a Waiver and Amendment Letter with the lenders which permits Rentech to exchange a portion of the Convertible Senior Notes for equity of Rentech, subject to certain conditions.
On December 14, 2009, we entered into a Third Amendment and Waiver to the Amended and Restated Credit Agreement (the “Third Amendment and Waiver”), without which we would not have been able to meet all of the covenants in the Senior Credit Agreement. The Third Amendment and Waiver reduces the minimum EBITDA covenant requirements for the periods ending June 30, 2010 and September 30, 2010, and due to the accounting changes described in Note 2 above, provides for a waiver of the requirement that the past financial statements delivered to the lenders be prepared in accordance with GAAP. We paid a fee equal to 1% of the outstanding principal amount of the term loan upon execution of the Third Amendment and Waiver and will be required to pay a fee equal to 7% of the outstanding principal amount if we elect to extend the maturity date of the term loan for one year on May 29, 2010. The prepayment fee on the term loan will be reduced by 1.0% if we repay the term loan on or before February 15, 2010 and by 0.5% if we repay the term loan after February 15, 2010 but on or before March 15, 2010, and the prepayment fee will be increased by 1.0% if we repay the term loan after May 29, 2010.
Long-term debt consists of the following:

	As of September 30,
	2009	2008
	(in thousands)
Face value of term loan under the Senior Credit Agreement	$37,112	$53,000
Less unamortized discount	(696)	(—)

Book value of term loan under the Senior Credit Agreement	36,416	53,000
Less current portion	(36,416)	(—)

Term loan, long term portion	$—	$53,000

Mortgage dated February 8, 1999; monthly principal and interest payments of $7 with interest at 6.5%; unpaid principal and accrued interest due March 1, 2029; collateralized by land and building	$931	$953
Less current portion	(24)	(23)

Mortgage debt, long term portion	$907	$930

Total debt	$37,347	$53,953
Less current portion	(36,440)	(23)

Total debt, long term portion	$907	$53,930

Future maturities of long-term debt as of September 30, 2009 are as follows (in thousands):

For the Years Ending September 30,
2010	$37,136
2011	26
2012	28
2013	30
2014	31
Thereafter	792

$38,043
Less unamortized discount	(696)

$37,347

In fiscal year 2010 we expect our principal liquidity needs to include REMC related costs to operate, pay debt service, and make capital investments in the East Dubuque Plant, as well as non-REMC costs to develop commercial projects, operate the PDU, continue research and development of the Rentech Process and fund general working capital needs. We will also need to repay any remaining debt under the Senior Credit Agreement when it matures on May 29, 2010, unless we elect to extend the maturity date for one year with the administrative agent’s consent. Our needs for liquidity during fiscal year 2010 will depend on several factors, including the level of expenses incurred for the development of the Rialto and Natchez projects, the amount of cash flow generated by REMC and available after any required repayment of principal under the Senior Credit Agreement, and the level of selling, general and administrative expenses and research and development expenses incurred in our non-REMC operations. We currently expect that we will need external capital during fiscal 2010 to fund our non-REMC activities and repay the remaining debt under our Senior Credit Agreement if we do not extend its maturity date. The required amount of any such capital will be determined by the levels of actual spending, and by the amount of cash generated by REMC’s operations during the year. If we were to be unable to raise additional capital in fiscal 2010, we would need to either slow or cease development of our commercial projects and research and development of the Rentech Process, and we could become unable to operate the PDU and to satisfy our other working capital needs. Our failure to raise additional capital when needed would have a material adverse effect on our results of operations, liquidity and cash flows and our ability to execute our business plan.

Note 12 — Convertible Debt
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
In May 2005, the Company issued two convertible promissory notes to directors of the Company totaling $1,000,000. The promissory notes had no maturity date, and bore annual interest at the Wall Street Journal Prime Rate plus 2%. In connection with the promissory notes, we issued stock purchase warrants for the purchase of 658,000 shares of common stock. The warrants had an exercise price of $1.61 per share of common stock, and were exercisable until April 7, 2008. On December 14, 2005, one of these notes totaling $125,000 was converted into 82,000 shares of the Company’s common stock at a conversion price of $1.52. On May 18, 2006, the remaining $875,000 note was converted into 576,000 shares of the Company’s common stock at a conversion price of $1.52. The disposition of the warrants was the exercise of 20,000 warrants in fiscal 2007, the extension of 62,000 warrants in fiscal 2008 to April 2010 and the expiration of 576,000 warrants in fiscal 2008.
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
In April 2006, the underwriters of the Company’s concurrent public offerings exercised in full their over-allotment options by purchasing an additional $7,500,000 of convertible senior notes. Including the over-allotment purchases, the Company’s offering of convertible senior notes totaled $57,500,000 with net proceeds to the Company of $53,700,000 after deducting $3,800,000 of underwriting discounts, commissions, fees and other expenses. The Company recognized these deductions as prepaid debt issuance costs which is a component of deposits and other assets on the Consolidated Balance Sheets. The issuance of the notes from the over-allotment resulted in a beneficial conversion feature of $875,000, which was recognized as deferred financing charges and is amortized to interest expense over the seven-year term of the notes. The balance of the convertible senior notes is shown net of the unamortized deferred financing charges related to the beneficial conversion feature. Convertible debt components are as follows:

	As of September 30,
	2009	2008
	(in thousands)
Convertible senior notes	$57,500	$57,500
Less Unamortized deferred financing charges	(446)	(571)

Long-term convertible debt to stockholders	$57,054	$56,929

Prepaid debt issuance costs on convertible senior notes	$1,900	$2,435
Long-term convertible debt, including automatic conversions to common stock and required cash payments, matures in 2013. The required cash interest payments on convertible notes for the year ending September 30, 2010 based on current interest rates will be $2,300,000. Upon achievement of the conversion criteria, the notes may be converted into 14,332,002 shares of common stock.
Based on the market prices, the estimated fair value of the 4.00% Convertible Senior Notes was approximately $46.4 million as of September 30, 2009.
Note 13 — Advance for Equity Investment
In May 2007, the Company entered into an Equity Option Agreement with Peabody Venture Fund, LLC (“PVF”). Under the Equity Option Agreement, PVF agreed to fund the lesser of $10.0 million or 20% of the development costs for our proposed coal-to-liquids conversion project at the East Dubuque Plant incurred during the period between November 1, 2006 and the closing date of the financing for the project. In consideration for PVF’s payment of development costs, Rentech granted PVF an option to purchase up to 20% of the equity interest in the project for a purchase price equal to 20% of the equity contributions made to the project at the closing of the project financing, less the amount of development costs paid by PVF as of such time.
Through September 30, 2007, the net proceeds from PVF under this agreement were $8,799,000 which was recorded as an advance for equity investment on the Consolidated Balance Sheets. In the first fiscal quarter of 2008, a partial reimbursement to PVF of $907,000 occurred bringing the net total received to $7,892,000. Though the Company’s Board of Directors decided to suspend development of the conversion of the East Dubuque Plant, neither the Company nor PVF have terminated the Equity Option Agreement as of September 30, 2009, and as such, the liability for the advance for equity investment remains. The non-interest bearing advance is a liability, but not considered debt. Therefore, the Company did not impute interest on the advance.

Note 14 — Commitments and Contingencies
Natural Gas Agreements
Our policy and our practice is to enter into purchase contracts for natural gas in conjunction with contract sales commitments in order to substantially fix gross margin and reduce our exposure to changes in market prices for natural gas and nitrogen fertilizer products. We have entered into multiple fixed quantity natural gas supply contracts for various delivery dates through December 31, 2009. Commitments for natural gas purchases consist of the following:

	As of
	September 30,	September 30,
	2009	2008
	(in thousands)
MMBTU’s under fixed priced contracts	1,398	3,036
MMBTU’s under index priced contracts	—	—

Total MMBTU’s under contracts	1,398	3,036

Commitments to purchase natural gas	$6,615	$34,505
Weighted average rate per MMBTU based on the fixed rates and the indexes applicable to each contract	$4.73	$11.37
Subsequent to September 30, 2009, we entered into multiple fixed quantity natural gas supply contracts for various delivery dates through March 31, 2010. The total MMBTU’s associated with these additional contracts was 3,025,000 and the total amount of the purchase commitments was approximately $14,765,000 resulting in a weighted average rate per MMBTU of approximately $4.88. We are required to make additional prepayments under these purchase contracts in the event that market prices fall below the purchase prices in the contracts.
Operating Leases
In April 2006, we entered into a lease agreement and lease amendment for a lease of office space located in Los Angeles, California that serves as our administrative offices. The term of the lease agreement is forty-nine months with a scheduled termination of June 2010. The Company pays an annual basic rent of $416,000 subject to annual increases of three and one-half percent (3.5%) on a cumulative and compounded basis. Additional terms included abatement of basic rent for the initial six months of the lease term, a security deposit of $38,000, the obligation of the Company to carry and maintain certain insurance coverage and the obligation of the Company to its proportional share of the increase in certain real estate taxes and operating costs for the building each year. Additionally, the Company was required to deliver a letter of credit as security for the performance of the Company’s obligations under the lease agreement. The letter of credit requirement was initially $200,000 which was subsequently reduced by $50,000 on each anniversary date. The value of the letter of credit as of September 30, 2009 was $50,000.
The Company’s other principal office space is located in Denver, Colorado and is leased under a non-cancelable operating lease, which expires on October 31, 2014.
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
The Company also has various operating leases of real and personal property which expire through October 2014. Total lease expense for the years ended September 30, 2009, 2008, and 2007 was $1,518,000, $1,301,000 and $538,000, respectively.
Future minimum lease payments as of September 30, 2009 are as follows (in thousands):

For the Years Ending September 30,
2010	$600
2011	210
2012	211
2013	210
2014	210
Thereafter	17

$1,458

Litigation
In the normal course of business, the Company is party to litigation from time to time. The Company maintains insurance to cover certain actions and believes that resolution of such litigation will not have a material adverse effect on the Company.

Note 15 — Stockholders’ Equity
Common Stock
During fiscal 2007, the Company sold and issued 20,092,000 shares of common stock along with warrants to purchase 4,018,000 shares of common stock through a registered direct offering to selected institutional investors under the Company’s existing shelf registration statements. For each share of common stock purchased in the offering, the investor was also issued warrants to purchase 0.20 shares of common stock for a combined issue price of $2.73 per unit. The shares of common stock and warrants were immediately separable and were issued separately. The warrants have an exercise price of $3.28 per share, subject to certain adjustments, have a five year term, and were not exercisable prior to October 25, 2007. The proceeds of this offering were allocated pro rata between the relative fair values of the stock and warrants at issuance using the Black-Scholes valuation model for valuing the warrants. The value of the warrants was determined to be $3,492,000 resulting in a pro rata allocation for the warrants of $3,283,000. This was recorded as a reduction in the proceeds received from the stock in additional paid-in capital and an increase in additional paid-in capital from the allocated value of the warrants.
The Company also issued 1,526,000 shares of common stock upon the exercise of stock options and warrants for cash proceeds of $1,907,000 during fiscal 2007 and also issued 412,000 shares of common stock in settlement of restricted stock units which vested during the fiscal year.
In February 2008, the Company sold 400,000 shares of restricted common stock to an individual professional services provider for cash of $2,000 and notes receivable of $606,000. The stock was subject to transfer restrictions and repurchase by the Company at the original issuance price if specified performance milestones were not accomplished by December 31, 2008. The Company accounted for the transaction under guidance which required that certain components of the transaction be recorded at different points in time over the life of the transaction. During the 2008 fiscal year, we recognized $380,000 as marketing expense with a corresponding accrued liability under Restricted Stock Awards. The notes receivable were recorded as a contra-equity since the notes are non-recourse, other than the shares. During the first quarter of fiscal 2009, the service provider informed us that the specified performance milestones would not be achieved. In December 2008, the Company repurchased all 400,000 shares for the price at which the shares had been sold. The repurchase resulted in the reversal of $380,000 of previously recognized marketing expense, a corresponding reversal of the accrued liability under Restricted Stock Awards, the reversal of the contra-equity notes receivable and the reversal of associated common stock and additional paid-in capital.
During fiscal 2008, the Company issued 1,377,000 shares of common stock upon the exercise of stock options and warrants for cash proceeds of $1,611,000 and also issued 758,000 shares of common stock in settlement of restricted stock units which vested during the fiscal year. Additionally, the Company issued 348,000 shares of common stock upon the conversion of convertible notes payable.
On May 18, 2009, the Company’s shareholders approved an amendment to the Company’s Amended and Restated Articles of Incorporation, as amended, to increase the authorized common stock of the Company from 250,000,000 shares to 350,000,000 shares. Also, on May 18, 2009, the shareholders of the Company approved the 2009 Incentive Award Plan (the “Plan”). The Plan provides for the grant to eligible individuals of stock options and other equity based awards. Up to 9,500,000 shares of common stock have been reserved for issuance under the Plan. As of September 30, 2009, there were restricted stock and stock option grants totaling 583,600 shares issued under the Plan.
On June 29, 2009 the Company issued 11,000,000 shares of Company common stock directly to selected institutional investors for a purchase price of $0.58 per share in cash, which resulted in the Company receiving net proceeds of $6,300,000. The Company did not retain an underwriter or placement agent, and the Company did not pay a commission or underwriting discount in connection with this offering.
On August 25, 2009, we issued 8,571,428 shares of Company common stock, through a placement agent, to selected institutional investors for a purchase price of $1.75 per share in cash. We paid to the placement agent a fee equal to 4% of the gross proceeds received from the offering and also reimbursed the agent $25,000 for its actual out-of-pocket expenses and certain other expenses incurred by it in the offering. The net proceeds to the Company were approximately $14,300,000.
On September 28, 2009, we issued 11,111,000 shares of Company common stock, through a placement agent, to selected institutional investors for a purchase price of $1.80 per share in cash. We paid to the placement agent a fee equal to 3.5% of the gross proceeds received from the offering and also reimbursed the agent $25,000 for its actual out-of-pocket expenses and certain other expenses incurred by it in the offering. The net proceeds to the Company were approximately $19,200,000.

The Company intends to use the net proceeds from the various sales of the common stock for general corporate purposes, including, without limitation, for capital expenditures, development of the Company’s projects and for working capital. Pending the application of the net proceeds, the Company may invest the proceeds in short-term, interest-bearing instruments or other investment-grade securities.
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
During 2009 and 2008, the Company issued a total of 2,617,000 performance shares and restricted stock units composed of the following:

Type of Award	Number of Awards
Time-vested awards	1,293,000
Absolute share price target awards	512,000
Total shareholder return awards	512,000
Management stock purchase plan awards	150,000
Company matching of management stock purchase plan awards	150,000

Total	2,617,000

Note 16 — Accounting for Stock Based Compensation
The accounting guidance requires all share-based payments, including grants of stock options, to be recognized in the statement of operations, based on their fair values. Stock based compensation expense for all fiscal periods subsequent to September 30, 2005 includes compensation expense for all stock based compensation awards granted subsequent to September 30, 2005 based on estimated grant-date fair value. Stock options granted by the Company prior to those granted on July 14, 2006 were typically fully-vested at the time of grant and all outstanding and unexercised options were fully vested as of October 1, 2005. Stock options granted subsequent to July 14, 2006 generally vest over three years. As a result, compensation expense recorded during the period includes amortization related to grants during the period as well as prior grants. Most grants have graded vesting provisions where an equal number of shares vest on each anniversary of the grant date. The Company allocates the total compensation cost on a straight-line attribution method over the requisite service period. Most grants vest upon the fulfillment of service conditions and have no performance or market-based vesting conditions. Certain grants of warrants and restricted stock units include a share price driven vesting provisions. Stock based compensation expense that the Company records is included in selling, general and administrative expense. There was no tax benefit from recording this non-cash expense as such benefits will be recorded upon utilization of the Company’s net operating losses.

During fiscal 2009, 2008 and 2007, charges associated with all equity-based grants were recorded as follows:

	For the Years Ended September 30,
	2009	2008	2007
	(in thousands)
Compensation expense	$2,472	$4,495	$4,031
Board compensation expense	394	307	433
Consulting expense	89	938	502

Total expense	$2,955	$5,740	$4,966

Compensation expense	$2,866	$4,802	$4,464
Reduction to both basic and diluted earnings per share from compensation expense	$0.02	$0.03	$0.03
The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options and warrants. The fair value of options and warrants at the date of grant and the assumptions utilized to determine such values are indicated in the following table:

	For the Years Ended September 30,
	2009	2008	2007
Risk-free interest rate	0.69% – 3.42%	1.77% – 3.54%	3.97% – 5.08%
Expected volatility	72.0% – 73.0%	53.0% – 68.0%	55.0% – 58.0%
Expected life (in years)	1.50 – 8.00	1.00 – 8.00	0.50 – 6.50
Dividend yield	0.0%	0.0%	0.0%
Forfeiture rate	0.0% – 15.0%	0.0% – 20.0%	0.0%
The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of our stock options. The Company used the average stock price over the last 54 months to project expected stock price volatility. The Company estimated the expected life of stock options based upon the vesting schedule and the term of the option grant. Since September 30, 2005, we have used the simplified method for estimating the term of the share grants where the expected term was calculated as one-half of the sum of the vesting term and the original contractual term. In accordance with the accounting guidance, the simplified method for calculation of the terms for share grants after December 31, 2007 is not expected to be used. For grants made after December 31, 2007 we changed the methodology and the estimated expected term of the grant to be based on our historical exercise experience. Beginning in fiscal 2008, the Company included a forfeiture component in the pricing model on certain grants to employees, however, through fiscal 2007, stock option forfeitures were minimal and a forfeiture component was not included in the pricing model.
The number of shares reserved, outstanding and available for issuance are as follows:

	Shares	Shares		Shares Available
	Reserved	Outstanding		for Issuance
	As of	As of		As of
	September 30,	September 30,		September 30,
Name of Plan	2009	2009	2008	2009	2008
	(in thousands)
1996 Stock Option Plan	500	15	45	—	—
2001 Stock Option Plan	500	—	—	2	2
2003 Stock Option Plan	500	—	15	—	—
2005 Stock Option Plan	1,000	126	266	69	5
2006 Incentive Award Plan:
Stock options	8,000	1,911	2,900	2,385	803
Restricted stock units	—	1,625	2,672	—	—
2009 Incentive Award Plan:
Stock options	9,500	190	—	8,916	—
Restricted stock units	—	—	—	—	—

	20,000	3,867	5,898	11,372	810
Restricted stock units not from a plan	789	436	125	—	—
Options authorized by the Board of Directors, for specific agreements	410	250	500	—	—
Options authorized by the Board of Directors, not from a plan	6,218	—	—	—	—

	27,417	4,553	6,523	11,372	810

Stock Options
The Company has multiple stock option plans under which options have been granted to employees, including officers and directors of the Company, to purchase at a price not less than the fair market value of the Company’s common stock at the date the options were granted. Each of these plans allow the issuance of incentive stock options, within the meaning of the Internal Revenue Code, and other options pursuant to the plan that constitute non-statutory options. Options under the Company’s stock option plans for the years 1996 through 2005 generally expire five years from the date of grant or at an alternative date as determined by the committee of the Board of Directors of the Company that administers the plan. Options under the Company’s 2006 Incentive Award Plan and the Plan generally expire between three and ten years from the date of grant or at an alternative date as determined by the committee of the Board of Directors of the Company that administers the plan. Options under the Company’s stock option plan for the years 1994 through 2005 are generally exercisable on the grant date. Options under the Company’s 2006 Incentive Award Plan and the Plan are generally exercisable on the grant date or a vesting schedule between one and three years from the grant date as determined by the committee of the Board of Directors of the Company that administers the plans.
In addition to the stock option plans described above, the Company has issued options to purchase the Company’s common stock.
During fiscal 2009, 2008 and 2007, charges associated with stock option grants were recorded as follows:

	For the Years Ended September 30,
	2009	2008	2007
	(in thousands)
Compensation expense	$559	$842	$1,147
Board compensation expense	47	89	185
Consulting expense	72	124	502

Total expense	$678	$1,055	$1,834

Compensation expense	$606	$931	$1,332
Reduction to both basic and diluted earnings per share from compensation expense	$—	$0.01	$0.01
Option transactions during the years ended September 30, 2009, 2008 and 2007 are summarized as follows:

		Weighted
		Average	Aggregate
	Number of	Exercise	Intrinsic
	Shares	Price	Value
Outstanding at September 30, 2006	4,370,000	$2.47
Granted	661,000	3.53
Exercised	(959,000)	1.12
Canceled / Expired	(206,000)	4.02

Outstanding at September 30, 2007	3,866,000	2.91
Granted	395,000	1.48
Exercised	(235,000)	1.20
Canceled / Expired	(300,000)	3.49

Outstanding at September 30, 2008	3,726,000	2.82
Granted	270,000	1.01
Exercised	(95,000)	1.40
Canceled / Expired	(1,408,000)	2.40

Outstanding at September 30, 2009	2,493,000	2.91	$255,000

Options exercisable at September 30, 2009	2,048,000	$3.22	$82,000
Options exercisable at September 30, 2008	2,974,000	$2.85
Options exercisable at September 30, 2007	2,684,000	$2.51

Weighted average fair value of options granted during fiscal 2009		$0.71
Weighted average fair value of options granted during fiscal 2008		$0.83
Weighted average fair value of options granted during fiscal 2007		$1.86

The aggregate intrinsic value was calculated based on the difference between the Company’s stock price on September 30, 2009 and the exercise price of the outstanding shares, multiplied by the number of outstanding shares as of September 30, 2009. The total intrinsic value of options exercised during the years ended September 30, 2009, 2008 and 2007 was $44,000, $138,000 and $1,763,000, respectively.
As of September 30, 2009, there was $253,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements from previously granted stock options. That cost is expected to be recognized over a weighted-average period of 1.0 years.
The following information summarizes stock options outstanding and exercisable at September 30, 2009:

	Outstanding			Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual Life	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	in Years	Price	Exercisable	Price
$0.60-$0.77	170,000	5.93	$0.65	3,000	$0.71
$1.06	15,000	0.12	1.06	15,000	1.06
$1.33-$1.76	670,000	4.02	1.50	463,000	1.47
$1.85	127,000	0.82	1.85	127,000	1.85
$2.22-$2.68	185,000	4.93	2.46	155,000	2.50
$3.35-$3.81	165,000	4.32	3.66	148,000	3.65
$4.07-$4.48	1,161,000	5.86	4.16	1,137,000	4.16

$0.60-$4.48	2,493,000	4.91	$2.91	2,048,000	$3.22

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
In May 2005, we issued warrants to purchase common stock to Michael F. Ray, a member of the Board of Directors, with an expiration date of April 7, 2008. As of March 31, 2008, approximately 62,000 of these warrants were outstanding. In April 2008, the Company’s Board of Directors approved the extension of the expiration date by two years to April 8, 2010 and increased the exercise price to $2.00 per share. The changes in the terms of the warrants is for consideration for consulting services related to capital projects at the East Dubuque Plant. The change in terms of the options was valued at $12,000 using the Black-Scholes option-pricing model which was charged to selling, general and administrative expense in the third quarter of fiscal 2008 with a corresponding increase to additional paid-in capital.

During fiscal 2005, the Company issued a warrant to Management Resource Center, Inc, an entity controlled by D. Hunt Ramsbottom, the Company’s President and CEO. During the last quarter of fiscal 2005, Mr. Ramsbottom assigned the warrant to East Cliff Advisors, LLC, an entity controlled by Mr. Ramsbottom. The warrant is for the purchase of 3.5 million shares of the Company’s common stock at an exercise price of $1.82. The warrant has vested or will vest in the following incremental amounts upon such time as the Company’s stock reaches the stated closing prices for 12 consecutive trading days: 10% at $2.10 (vested); 15% at $2.75 (vested); 20% at $3.50 (vested); 25% at $4.25 (vested); and 30% at $5.25 (not vested). The Company recognizes compensation expense as the warrants vest, as the total number of shares to be granted under the warrant was not known on the grant date. In fiscal 2005, the Company accounted for the warrant under guidance for accounting for stock issued to employees due to the employer-employee relationship between the Company and Mr. Ramsbottom. Under the guidance, compensation cost would only be recognized for stock based compensation granted to employees when the exercise price of the Company’s stock options granted is less than the market price of the underlying common stock on the date of grant.
During fiscal 2006, additional shares underlying the warrant to East Cliff Advisors, LLC vested. No additional vesting occurred during fiscal 2009, 2008 or 2007 and as such there was no charge to compensation expense from this warrant in these periods.
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
During fiscal 2006, the Company issued a warrant to purchase 1,000,000 shares of the Company’s common stock at $2.4138 per share to DKRW — AF. The warrant is fully vested and exercisable at any time until January 11, 2014. The warrant was valued using the Black-Scholes option-pricing model and resulted in a charge to selling, general and administrative expense of $2,677,000.
During fiscal 2009, 2008 and 2007, charges associated with grants of warrants were recorded as follows:

	For the Years Ended September 30,
	2009	2008	2007
	(in thousands)
Compensation expense	$190	$—	$—
Board compensation expense	—	—	—
Consulting expense	—	814	—

Total expense	$190	$814	$—

Compensation expense	$190	$—	$—
Reduction to both basic and diluted earnings per share from compensation expense	$—	$—	$—

Warrant transactions during the years ended September 30, 2009, 2008 and 2007 are summarized as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price
Outstanding at September 30, 2006	11,159,000	$1.61
Granted	4,018,000	3.28
Exercised	(625,000)	1.55
Canceled / Expired	—	—

Outstanding at September 30, 2007	14,552,000	$2.08
Granted	—	—
Exercised	(1,142,000)	1.16
Canceled / Expired	(2,067,000)	1.60

Outstanding at September 30, 2008	11,343,000	$2.30
Granted	6,994,000	0.83
Exercised	—	—
Canceled / Expired	(50,000)	1.14

Outstanding at September 30, 2009	18,287,000	$1.74

Warrants exercisable at September 30, 2009	18,287,000	$1.74
Warrants exercisable at September 30, 2008	11,343,000	$2.30
Warrants exercisable at September 30, 2007	14,552,000	$2.08

Weighted average fair value of warrants granted during fiscal 2009		$0.32
Weighted average fair value of warrants granted during fiscal 2008		$—
Weighted average fair value of warrants granted during fiscal 2007		$0.87
As of September 30, 2009, there was $58,000 of total unrecognized compensation cost related to share-based compensation arrangements from previously granted warrants. That cost is expected to be recognized over a weighted-average period of 2.3 years.
The following information summarizes warrants outstanding and exercisable at September 30, 2009:

	Outstanding				Exercisable
			Weighted Average	Weighted		Weighted
			Remaining	Average		Average
	Number		Contractual Life	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding		in Years	Price	Exercisable	Price
$0.57 - $0.60	3,250,000		4.26	$0.59	3,250,000	$0.59
$0.92	4,994,000		3.38	0.92	4,994,000	0.92
$1.82	2,083,000	(1)	2.25	1.82	2,083,000	1.82
$2.00	2,942,000		0.52	2.00	2,942,000	2.00
$2.41	1,000,000		4.28	2.41	1,000,000	2.41
$3.28	4,018,000		2.57	3.28	4,018,000	3.28

$0.57 - $3.28	18,287,000		2.82	$1.74	18,287,000	$1.74

(1)	Composed of 2,083,000 shares underlying the warrants issued to East Cliff Advisors, LLC. The aggregate intrinsic value of these shares was $0 as of September 30, 2009.
Restricted Stock Units and Performance Share Awards
The Company issues Restricted Stock Units (“RSU’s”) which are equity-based instruments that may be settled in shares of common stock of the Company. During fiscal 2007, the Company limited the issuance of RSU’s to members of the Board of Directors, and certain members of the Company’s senior management group. In fiscal 2009 and 2008, the Company issued RSU’s and Performance Share Awards to certain employees as long-term incentives.
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
During fiscal 2009, 2008 and 2007, charges associated with RSU and Performance Share Award grants were recorded as follows:

	For the Years Ended September 30,
	2009	2008	2007
	(in thousands)
Compensation expense	$1,724	$3,653	$2,884
Board compensation expense	130	218	248
Consulting expense	—	—	—

Total expense	$1,854	$3,871	$3,132

Compensation expense	$1,854	$3,871	$3,132
Reduction to both basic and diluted earnings per share from compensation expense	$0.01	$0.02	$0.02
RSU and Performance Share Award transactions during the years ended September 30, 2009, 2008 and 2007 are summarized as follows:

		Weighted
		Average	Aggregate
	Number of	Grant Date	Intrinsic
	Shares	Fair Value	Value
Outstanding at September 30, 2006	1,589,000	$4.60
Granted	665,000	3.08
Vested and Settled in Shares	(412,000)	4.25
Vested and Surrendered for Withholding Taxes Payable	(199,000)	4.67
Canceled / Expired	—	—

Outstanding at September 30, 2007	1,643,000	4.07
Granted	2,355,000	1.61
Vested and Settled in Shares	(758,000)	3.26
Vested and Surrendered for Withholding Taxes Payable	(305,000)	4.28
Canceled / Expired	(138,000)	3.88

Outstanding at September 30, 2008	2,797,000	2.21
Granted	445,000	0.62
Vested and Settled in Shares	(707,000)	2.93
Vested and Surrendered for Withholding Taxes Payable	(235,000)	3.53
Canceled / Expired	(240,000)	1.63

Outstanding at September 30, 2009	2,060,000	1.53	$3,338,000

Of the 2,060,000 RSU’s and Performance Share Awards outstanding at September 30, 2009, 1,625,000 were granted pursuant to our 2006 Incentive Award Plan. The other 435,000 RSU’s were not granted pursuant to a stock option plan but were “inducement grants.” Of the 2,797,000 RSU’s and Performance Share Awards outstanding at September 30, 2008, 2,672,000 were granted pursuant to our 2006 Incentive Award Plan. The other 125,000 RSU’s were not granted pursuant to a stock option plan but were “inducement grants.” At September 30, 2007, of the 1,643,000 RSU’s outstanding, 1,177,000 were granted pursuant to our 2006 Incentive Award Plan and the other 466,000 RSU’s were “inducement grants.” Such grants may be made without prior shareholder approval pursuant to the rules of the NYSE Amex if the grants are made to new employees as an inducement to joining the Company, the grants are approved by the Company’s independent compensation committee of the Board of Directors and terms of the grants are promptly disclosed in a press release.
As of September 30, 2009, there was $1,114,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements from previously granted RSU’s and Performance Share Awards. That cost is expected to be recognized over a weighted-average period of 1.5 years.
The grant date fair value of RSU’s and Performance Share Awards that vested during the years ended September 30, 2009, 2008 and 2007 was $2.9 million, $3.8 million and $2.7 million, respectively.

Stock Grants
During 2009, the Company issued a total of 419,000 shares of stock which were fully vested at date of grant. Of this amount, 394,000 shares, which were evenly distributed, were granted to the directors and 25,000 shares were granted to a consultant. This resulted in stock-based compensation expense of $216,000 and $17,000 for the shares granted to the directors and consultant, respectively.
Note 17 — Defined Contribution Plan
The Company has a 401(k) plan. Employees who are at least 18 years of age are eligible to participate in the plan and share in the employer matching contribution. The Company is currently matching 75% of the first 6% of the participant’s salary deferrals. All participants who have completed 1,000 hours of service and who are employed on the last day of the plan year are eligible to share in the non-matching employer contributions. Employer matching and non-matching contributions vest immediately in years in which the plan is not top heavy. During years in which the plan is top heavy, employer matching and non-matching contributions vest 100% after three years of service. The Company contributed $789,000, $818,000 and $637,000 to the plan for the years ended September 30, 2009, 2008, and 2007.
Note 18 — Income Taxes
The Company accounts for income taxes in accordance with FASB Accounting Standards Codification (“ASC”) 740, Income Taxes (formerly referenced as FASB Statement No. 109) SFAS No. 109, “Accounting for Income Taxes.” ASC 740 requires deferred tax assets and liabilities to be recognized for temporary differences between the tax basis and financial reporting basis of assets and liabilities, computed at the expected tax rates for the periods in which the assets or liabilities will be realized, as well as for the expected tax benefit of net operating loss and tax credit carryforwards. A full valuation allowance was recorded against the deferred tax assets.
The ultimate realization of deferred income tax assets is dependent on the generation of taxable income in appropriate jurisdictions during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in determining the amount of the valuation allowance. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred income tax assets are deductible, management determines if it is more likely than not that the Company will realize the benefits of these deductible differences. As of September 30, 2009, the most significant factor considered in determining the realizability of these deferred tax assets was our profitability over the past three years. The Company needs to generate approximately $131 million in pre-tax income in the United States prior to the expiration of our net operating loss carryforwards to fully utilize these net deferred tax assets. Management believes that at this point in time, it is more likely than not that the deferred tax assets will not be realized. The Company therefore has recorded a full valuation allowance against its deferred tax assets at September 30, 2009 and 2008.
The provision (benefit) for income taxes for the years ended September 30, 2009, 2008, and 2007 was, as follows:

	For the Years Ended September 30,
	2009	2008	2007
		(restated)
		(in thousands)
Current:
Federal	$7	$—	$—
State	54	13	11

Total Current	61	13	11

Deferred:
Federal	$—	$—	$—
State	—	—	—

Total Deferred	—	—	—

	61	13	11

A reconciliation of the income taxes at the federal statutory rate to the effective tax rate was as follows:

	For the Years Ended September 30,
	2009	2008	2007
		(restated)
	(in thousands)
Federal income tax benefit calculated at the federal statutory rate	$1,050	$(19,340)	$(32,180)
State income tax benefit net of federal benefit	227	(1,207)	(2,913)
Permanent true ups, other	127	2,925	125
FIN 48	(811)	3,565	—
Change in State Effective Rate	(5,285)	—	—
Research and development credit	—	83	1,073
Change in valuation allowance	4,753	13,987	33,906

Income tax expense
From continuing operations	$61	$13	$—
From discontinued operations	—	—	11
The components of the net deferred tax liability and net deferred tax asset as of September 30, 2009 and 2008 are as follows:

	As of September 30,
	2009	2008
		(restated)
	(in thousands)
Current:
Accruals for financial statement purposes not allowed for income taxes	$6,949	$4,105
Basis difference in prepaid expenses	(614)	(749)
Inventory	(2,076)	(3,230)
Valuation allowance	(4,259)	(126)

Current, net	—	—
Long-Term:
Net operating loss, capital loss and credit carryforwards	$51,717	$46,908
Basis difference relating to Intangibles	(2,673)	811
Basis difference in property, plant and equipment	29,425	31,193
Stock option exercises FAS 123(R)	5,860	4,939
Beneficial conversions of debt	(178)	(210)
Impairment of available for sale securities	1,177	1,109
Other items	75	30
Valuation allowance	(85,403)	(84,780)

Long-Term, net	$—	$—

Total deferred tax assets, net	$—	$—

A portion of the valuation allowance relates to the deferred tax asset created by the stock option expense. The benefit that will be generated by the reversal of this portion of the allowance will be recorded to equity upon the release of the valuation allowance in the future. The amount of the deferred tax asset related to the stock option expense was $5,860,000 and $4,939,000 for the years ended September 30, 2009 and 2008, respectively.
As of September 30, 2009, we had the following available carryforwards to offset future taxable income:

Description	Amount		Expiration
	(in thousands)
Net Operating Losses — US Federal	$131,416		2010 – 2028
Net Operating Losses — States	$131,362	(1)	2010 – 2028
R&D Credit	$2,755		2010 – 2028
AMT Credit	$7		NO EXP

(1)	$24,919,210 of CA and $41,081,310 of IL NOL’s expire between 2010-2017 and 2018-2019 respectively.

'

Tax Contingencies
On October 1, 2007, the Company adopted the provisions of FASB Accounting Standards Codification (“ASC”) 740, Income Taxes (formerly referenced as FASB Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109). ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 requires that the Company recognize in its consolidated financial statements, only those tax positions that are “more-likely-than-not” of being sustained as of the adoption date, based on the technical merits of the position. As a result of the implementation of ASC 740, the Company performed a comprehensive review of its material tax positions in accordance with recognition and measurement standards established by ASC 740.
As of October 1, 2008, the Company’s uncertain tax benefits totaled approximately $5.4 million. The change to the amount of uncertain tax benefits for the year ended September 30, 2009 relates to an increase in research and development credits of $397,000 and a decrease in the amount of $3.1 million relating to a reversal of IRC Section 382 limitation. A reconciliation of the beginning and ending amounts of unrecognized tax liability was as follows:

	As of September 30,
Reconciliation of Unrecognized Tax Liability	2009	2008
		(restated)
	(in thousands)
Balance at beginning of year	$5,460	$1,556
Additions based on tax positions taken during a prior period	—	2,357
Additions based on tax positions related to the current period	397	1,547
Reductions based on tax positions related to the current period	(3,103)	—
Settlements with taxing authorities	—	—
Lapse of statutes of limitations	—	—

Balance at end of year	$2,754	$5,460

If the $2,754 of uncertain tax benefits recorded on our balance sheet reverse, $2,754 will affect our effective tax rate. The Company and its subsidiaries are subject to the following material taxing jurisdictions: U.S. federal, California, Colorado, Illinois and Texas. The tax years that remain open to examination by the U.S. federal and Illinois jurisdictions are years 2005 through 2007; the tax years that remain open to examination by the California, Colorado and Texas jurisdictions are years 2004 through 2007.
The Company has not accrued any interest and penalties related to uncertain tax positions in the balance sheet or statement of operations as a result of the Company’s net operating loss position. As of September 30, 2008 and September 30, 2009, the Company has not accrued any interest related to uncertain tax positions as a result of the Company’s net operating loss carryforward position. As of September 30, 2008 and September 30, 2009, the Company’s has not accrued any penalties related to uncertain tax positions.
While management believes the Company has adequately provided for all tax positions, amounts asserted by taxing authorities could materially differ from our accrued positions as a result of uncertain and complex application of tax regulations. Additionally, the recognition and measurement of certain tax benefits includes estimates and judgment by management and inherently includes subjectivity. Accordingly, additional provisions on federal and state tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.
Note 19 — Segment Information
The Company operates in two business segments as follows:
•	Nitrogen products manufacturing — The Company manufactures a variety of nitrogen fertilizer and industrial products.
•	Alternative energy — The Company develops and markets processes for conversion of low-value, carbon-bearing solids or gases into valuable hydrocarbons and electric power.

The Company’s reportable operating segments have been determined in accordance with the Company’s internal management structure, which is organized based on operating activities. The Company evaluates performance based upon several factors, of which the primary financial measure is segment-operating income.

	For the Years Ended September 30,
	2009	2008	2007
	(in thousands)
Revenues
Nitrogen products manufacturing	$182,762	$210,293	$131,816
Alternative energy	238	678	504

Total revenues	$183,000	$210,971	$132,320

Operating income (loss)
Nitrogen products manufacturing	$57,048	$52,736	$13,222
Alternative energy	(43,172)	(103,207)	(107,685)

Total operating income (loss)	$13,876	$(50,471)	$(94,463)

Depreciation and amortization
Nitrogen products manufacturing	$182	$82	$68
Alternative energy	1,296	1,102	731

Total depreciation and amortization recorded in operating expenses	$1,478	$1,184	$799
Nitrogen products manufacturing — expense recorded in cost of sales	8,280	8,361	7,720

Total depreciation and amortization	$9,758	$9,545	$8,519

Interest expense
Nitrogen products manufacturing	$7,601	$2,747	$93
Alternative energy	3,449	2,695	2,337

Total interest expense	$11,050	$5,442	$2,430

Income (loss) from continuing operations
Nitrogen products manufacturing	$49,264	$50,958	$11,869
Alternative energy	(46,308)	(107,931)	(106,736)

Total income (loss) from continuing operations	$2,956	$(56,973)	$(94,867)

Total assets
Nitrogen products manufacturing	$115,030	$158,653	$108,266
Alternative energy	85,870	46,092	50,275

Total assets	$200,900	$204,745	$158,541

Note 20 — Net Income (Loss) Per Common Share
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
The following table sets forth the computation of basic and diluted net income (loss) per common share (in thousands, except per share data).

	For the Years Ended September 30,
	2009	2008	2007
Basic net income (loss) per common share:
Numerator:
Income (loss) from continuing operations	$2,956	$(56,973)	$(94,867)
Income from discontinued operations	72	91	3,150

Net income (loss)	$3,028	$(56,882)	$(91,717)

Denominator:
Weighted average common shares outstanding	174,445	165,480	151,356

Continuing operations	$0.02	$(0.34)	$(0.63)
Discontinued operations	0.00	0.00	0.02

Basic income (loss) per common share	$0.02	$(0.34)	$(0.61)

Diluted net income (loss) per common share:
Numerator:
Income (loss) from continuing operations	$2,956	$(56,973)	$(94,867)
Income from discontinued operations	72	91	3,150

Net income (loss)	$3,028	$(56,882)	$(91,717)

Denominator:
Weighted average common shares outstanding	174,445	165,480	151,356
Effect of dilutive securities:
Warrants	508	—	—
Common stock options	15	—	—
Restricted stock	610	—	—

Diluted shares outstanding	175,578	165,480	151,356

Continuing operations	$0.02	$(0.34)	$(0.63)
Discontinued operations	0.00	0.00	0.02

Diluted income (loss) per common share	$0.02	$(0.34)	$(0.61)

For the year ended September 30, 2009, 2008 and 2007, 31.7 million, 32.2 million and 34.7 million shares, respectively, of the Company’s stock options, stock warrants, restricted stock, and convertible debt were excluded from the calculation of diluted income (loss) per share because their inclusion would have been anti-dilutive.
Note 21 — Selected Quarterly Financial Data (Unaudited)
Selected unaudited consolidated financial information is presented in the tables below (in thousands, except per share data). The amounts for the quarters ended June 30, 2009, March 31, 2009, December 31, 2008, September 30, 2008, June 30, 2008, March 31, 2008 and December 31, 2007 have been restated for the adjustments described in Note 2 of the Notes to Consolidated Financial Statements.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(As Restated)	(As Restated)	(As Restated)
For the 2009 Fiscal Year
Revenues (not restated)	$50,077	$16,789	$91,417	$24,717
Gross profit (loss)	$13,722	$(11,135)	$50,748	$7,461
Operating income (loss)	$1,962	$(22,077)	$37,207	$(3,216)
Income (loss) from continuing operations	$(273)	$(24,723)	$34,311	$(6,359)
Income from discontinued operations (not restated)	$11	$53	$2	$6
Net income (loss)	$(262)	$(24,670)	$34,313	$(6,353)
Net income (loss) per common share:
Basic:
Continuing operations	$0.00	$(0.15)	$0.21	$(0.03)
Discontinued operations (not restated)	$0.00	$0.00	$0.00	$0.00

Net income (loss)	$0.00	$(0.15)	$0.21	$(0.03)

Diluted:
Continuing operations	$0.00	$(0.15)	$0.20	$(0.03)
Discontinued operations (not restated)	$0.00	$0.00	$0.00	$0.00

Net income (loss)	$0.00	$(0.15)	$0.20	$(0.03)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(As Restated)	(As Restated	(As Restated	(As Restated)
For the 2008 Fiscal Year
Revenues (not restated)	$47,461	$28,533	$60,374	$74,603
Gross profit	$10,360	$7,835	$17,567	$20,789
Operating income (loss)	$(23,345)	$(22,562)	$(6,977)	$2,412
Loss from continuing operations	$(23,355)	$(22,894)	$(7,794)	$(2,930)
Income from discontinued operations (not restated)	$23	$16	$22	$30
Net loss	$(23,332)	$(22,878)	$(7,772)	$(2,900)
Net loss per common share:
Basic:
Continuing operations	$(0.14)	$(0.14)	$(0.05)	$(0.01)
Discontinued operations (not restated)	$0.00	$0.00	$0.00	$0.00

Net loss	$(0.14)	$(0.14)	$(0.05)	$(0.01)

Diluted:
Continuing operations	$(0.14)	$(0.14)	$(0.05)	$(0.01)
Discontinued operations (not restated)	$0.00	$0.00	$0.00	$0.00

Net loss	$(0.14)	$(0.14)	$(0.05)	$(0.01)

Summary Financial Impacts of Restatements
The following table presents “As Previously Reported” and “As Restated” selected quarterly financial data for the quarters ended June 30, 2009, March 31, 2009, December 31, 2008, September 30, 2008, June 30, 2008, March 31, 2008 and December 31, 2007 (in thousands, except per share data):

			Income		Basic	Diluted
	Gross	Operating	(Loss) from	Net	Income	Income
	Profit	Income	Continuing	Income	(Loss) per	(Loss) per
	(Loss)	(Loss)	Operations	(Loss)	Share	Share
Quarter ended June 30, 2009
As previously reported	$52,567	$39,026	$36,130	$36,132	$0.22	$0.22
Restatement adjustments	(1,819)	(1,819)	(1,819)	(1,819)	(0.01)	(0.02)

As restated	$50,748	$37,207	$34,311	$34,313	$0.21	$0.20

Quarter ended March 31, 2009
As previously reported	$(3,004)	$(13,946)	$(16,592)	$(16,539)	$(0.10)	$(0.10)
Restatement adjustments	(8,131)	(8,131)	(8,131)	(8,131)	(0.05)	(0.05)

As restated	$(11,135)	$(22,077)	$(24,723)	$(24,670)	$(0.15)	$(0.15)

Quarter ended December 31, 2008
As previously reported	$9,661	$(2,099)	$(4,334)	$(4,323)	$(0.03)	$(0.03)
Restatement adjustments	4,061	4,061	4,061	4,061	0.03	0.03

As restated	$13,722	$1,962	$(273)	$(262)	$0.00	$0.00

Quarter ended September 30, 2008
As previously reported	$14,784	$(3,593)	$(8,935)	$(8,905)	$(0.05)	$(0.05)
Restatement adjustments	6,005	6,005	6,005	6,005	0.04	0.04

As restated	$20,789	$2,412	$(2,930)	$(2,900)	$(0.01)	$(0.01)

Quarter ended June 30, 2008
As previously reported	$17,567	$(6,977)	$(7,794)	$(7,772)	$(0.05)	$(0.05)
Restatement adjustments	—	—	—	—	—	—

As restated	$17,567	$(6,977)	$(7,794)	$(7,772)	$(0.05)	$(0.05)

Quarter ended March 31, 2008
As previously reported	$7,917	$(22,480)	$(22,812)	$(22,796)	$(0.14)	$(0.14)
Restatement adjustments	(82)	(82)	(82)	(82)	—	—

As restated	$7,835	$(22,562)	$(22,894)	$(22,878)	$(0.14)	$(0.14)

Quarter ended December 31, 2007
As previously reported	$10,278	$(23,427)	$(23,437)	$(23,414)	$(0.14)	$(0.14)
Restatement adjustments	82	82	82	82	—	—

As restated	$10,360	$(23,345)	$(23,355)	$(23,332)	$(0.14)	$(0.14)

Note 22 — Related Party Transactions
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

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance			Balance
	at Beginning	Charged to	Deductions and	at End
	of Period	Expense	Write-Offs	of Period
	(in thousands)
Year Ended September 30, 2009
Allowance for doubtful accounts	$692	$—	$692	$0
Deferred tax valuation account	$84,906	$4,756	$—	$89,662
Reserve for REN earn-out	$779	$(73)	$—	$706
Year Ended September 30, 2008
Allowance for doubtful accounts	$126	$566	$—	$692
Deferred tax valuation account	$70,918	$13,988	$—	$84,906
Reserve for REN earn-out	$870	$(91)	$—	$779
Year Ended September 30, 2007
Allowance for doubtful accounts, from continuing operations	$126	$—	$—	$126
Allowance for doubtful accounts, from discontinued operations	10	—	(10)	—

Allowance for doubtful accounts	$136	$—	$(10)	$126
Deferred tax valuation account	$35,995	$34,923	$—	$70,918
Reserve for REN earn-out	$1,000	$(128)	$(2)	$870

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
On June 11, 2009, the Company filed a Form 8-K announcing that its Audit Committee of the Board of Directors approved the engagement of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending September 30, 2009 and the dismissal of Ehrhardt Keefe Steiner & Hottman PC as the Company’s independent registered public accounting firm. There have been no disagreements with either firm.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures. The Company has established and currently maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in its reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2009, because of the material weakness described in Management’s Report on Internal Control over Financial Reporting.
Notwithstanding the existence of the material weakness described below, our management has performed additional documentation, review and analysis over significant accounting policies to ensure applications are in accordance with generally accepted accounting principles. Accordingly, management has concluded that our consolidated financial statements contained in this report fairly present, in all material respects, our financial condition, results of operations, and cash flows for the interim and annual periods presented.

Management’s Report on Internal Control Over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The Company’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the Company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, future periods are subject to the risk that existing controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with the policies and procedures.
The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of its internal control over financial reporting based upon the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management’s assessment of our internal control over financial reporting described above, management concluded the Company’s internal control over financial reporting was not effective as of September 30, 2009 as a result of a material weakness discussed below.
The Company did not maintain effective controls over the selection and application of GAAP. Specifically, the members of the Company’s management with the requisite level of accounting knowledge, experience and training commensurate with the Company’s financial reporting requirements did not analyze certain accounting issues at the level of detail required to ensure the proper application of GAAP in certain circumstances. This material weakness resulted in a restatement of the Company’s financial statements for fiscal year 2008 and each of the first three interim periods during fiscal year 2009 related to the appropriate accounting for the valuation of the Company’s natural gas inventory. The restatement resulted in a decrease of cost of goods sold of approximately $6 million, a decrease in inventory of approximately $12 million and an increase of deposits on gas contracts of approximately $18 million for the fiscal year ended September 30, 2008. This material weakness also resulted in the identification of additional audit adjustments that have been reflected in the Company’s 2009 financial statements. Additionally, this material weakness could result in misstatements of the Company’s account balances or disclosures that would result in a material misstatement to the Company’s annual or interim consolidated financial statements that would not be prevented or detected.
The effectiveness of the Company’s internal control over financial reporting as of September 30, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2009 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Plan for Remediation of the Material Weakness. Subsequent to September 30, 2009, the Company took the following steps to begin the remediation process of the material weakness described above by: (a) establishing enhanced policies and procedures to ensure appropriate review of significant existing and new accounting policies by the members of the Company’s management with the requisite level of knowledge, experience and training to appropriately apply GAAP; (b) reviewing, revising, distributing and enhancing existing written policies covering significant accounting matters; (c) implementing additional review processes to ensure all significant accounting policies are implemented and applied properly on a consistent basis throughout the Company; and (d) implementing guidelines surrounding the contemporaneous review and updating of all significant accounting procedures when business conditions so indicate or when new transactions are entered into.
ITEM 9B. OTHER INFORMATION
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item regarding directors and executive officers is incorporated herein by reference to the Proxy Statement under the caption “Election of Directors.”
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
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated herein by reference to the Proxy Statement under the caption “Executive Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated herein by reference to the Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated herein by reference to the Proxy Statement under the caption “Certain Relationships and Related Transactions, and Director Independence.”
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated herein by reference to the Proxy Statement under the caption “Principal Accountant Fees and Services.”
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) and (2) Financial Statements and Schedules.
The information required by this Item is included in Part II Item 8 of this report.
(b) Exhibits.
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rentech, Inc.
/s/ D. Hunt Ramsbottom
D. Hunt Ramsbottom,
Chief Executive Officer and President
Date: December 14, 2009
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ D. Hunt Ramsbottom
D. Hunt Ramsbottom,
Chief Executive Officer, President and Director (principal executive officer)
Date: December 14, 2009

/s/ Dan J. Cohrs
Dan J. Cohrs,
Executive Vice President and Chief Financial Officer (principal financial officer)
Date: December 14, 2009

/s/ Eileen Ney
Eileen Ney,
Vice President and Chief Accounting Officer (principal accounting officer)
Date: December 14, 2009

/s/ Dennis L. Yakobson
Dennis L. Yakobson,
Chairman and Director
Date: December 14, 2009

/s/ Michael S. Burke
Michael S. Burke,
Director
Date: December 14, 2009

/s/ Michael F. Ray
Michael F. Ray,
Director
Date: December 14, 2009

/s/ Edward M. Stern
Edward M. Stern,
Director
Date: December 14, 2009

/s/ Ronald M. Sega
Ronald M. Sega,
Director
Date: December 14, 2009

/s/ Halbert S. Washburn
Halbert S. Washburn,
Director
Date: December 14, 2009

/s/ John A. Williams
John A. Williams,
Director
Date: December 14, 2009

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

2.8
Agreement and Plan of Merger, dated June 23, 2009 among Rentech, Inc., SilvaGas Holdings Corporation, RTK Acquisition Sub, Inc., RTK Acquisition Sub, LLC, John A. Williams as the Principal Stockholder, Milton Farris as the Stockholder Representative and the other stockholders of the SilvaGas Holdings Corporation party thereto (incorporated by reference to Exhibit 2.1 to Company’s Current Report on Form 8-K filed on June 24, 2009).

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

3.3	Articles of Amendment to Amended and Restated Articles of Incorporation of Rentech, Inc. (incorporated by reference to Exhibit 3.1 to Company’s Current Report on Form 8-K filed on May 22, 2009).

3.4	Bylaws dated November 30, 2004 (incorporated by reference to Exhibit 3(ii) to Annual Report on Form 10-K for the year ended September 30, 2004 filed December 9, 2004).

4.1	Stock Option Agreement, dated December 10, 2004, by and between Rentech, Inc. and Royster-Clark Inc. (incorporated by reference to Exhibit 10.8 to Current Report on Form 8-K filed December 16, 2004).

4.2
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

4.5
Registration Rights Agreement, dated April 8, 2005, by and among Rentech, Inc. and Mercator Momentum Fund, LP, Mercator Momentum Fund III, LP, Monarch Pointe Fund, Ltd., Pentagon Special Purpose Fund, Ltd. and M.A.G. CAPITAL, LLC, for Placement of Preferred Stock (incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K filed April 14, 2005).

4.6
Warrant to Purchase 1,000,000 Shares of Common Stock by and between Rentech, Inc. and DKRW Advanced Fuels LLC, dated January 12, 2006 (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed January 19, 2006).

4.7	Stock Purchase Warrants (incorporated by reference to Exhibits 10.1 through 10.16 to Current Report on Form 8-K filed May 20, 2005).

4.8
Indenture dated April 18, 2006, by and between Rentech, Inc. and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed April 18, 2006).

4.9	Officers’ Certificate to Indenture dated April 18, 2006 to Indenture (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed April 18, 2006).

4.10	Form of 4.00% Convertible Senior Note Due 2013 (incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K filed April 18, 2006).

4.11	Form of Subscription Agreement (incorporated by reference to exhibit 10.2 to Current Report on Form 8-K filed April 20, 2007).

4.12	Form of Warrant to purchase shares of Common Stock (incorporated by reference to exhibit 10.3 to Current Report on Form 8-K filed April 20, 2007).

4.13	Form of Warrant to purchase shares of Common Stock (incorporated by reference to exhibit 10.2 to Current Report on Form 8-K filed January 20, 2009).

4.14	Warrant Agreement, dated June 23, 2009 between Rentech, Inc. and ClearFuels Technology Inc. (incorporated by reference to exhibit 10.1 to Company’s Current Report on Form 8-K filed on June 24, 2009).

4.15
Stock Purchase Agreement, dated June 24, 2009, between Rentech, Inc. and the Buyers party thereto (incorporated by reference to exhibit 10.1 to Company’s Current Report on Form 8-K filed on June 25, 2009).

4.16
Placement Agent Agreement, dated August 20, 2009 between Rentech, Inc. and Roth Capital Partners, LLC. (incorporated by reference to exhibit 10.1 to Company’s Current Report on Form 8-K filed on August 21, 2009).

4.17	Form of Subscription Agreement (incorporated by reference to exhibit 10.2 to Company’s Current Report on Form 8-K filed on August 21, 2009).

4.18
Placement Agent Agreement, dated September 23, 2009 between Rentech, Inc. and Brean Murray, Carret & Co., LLC. (incorporated by reference to exhibit 10.1 to Company’s Current Report on Form 8-K filed on September 23, 2009).

4.19	Form of Subscription Agreement (incorporated by reference to exhibit 10.2 to Company’s Current Report on Form 8-K filed on September 23, 2009).

4.20	Certificate of Incorporation of Rentech Energy Midwest Corporation (incorporated by reference to exhibit 4.4 to Form S-3 filed March 27, 2009).

4.21	Bylaws of Rentech Energy Midwest Corporation (incorporated by reference to exhibit 4.5 to Form S-3 filed March 27, 2009).

4.22		Articles of Incorporation of Rentech Development Corporation (incorporated by reference to Exhibit 4.5 to Registration Statement on Form S-3 filed on March 20, 2006).

4.23		Bylaws of Rentech Development Corporation (incorporated by reference to Exhibit 4.6 to Registration Statement on Form S-3 filed on March 20, 2006).

4.24		Articles of Incorporation of Rentech Services Corporation (incorporated by reference to Exhibit 4.7 to Registration Statement on Form S-3 filed on March 20, 2006).

4.25		Bylaws of Rentech Services Corporation (incorporated by reference to Exhibit 4.8 to Registration Statement on Form S-3 filed on March 20, 2006).

4.26
Articles of Organization of Rentech Energy Technology Center, LLC (formerly Sand Creek Energy, LLC) (incorporated by reference to Exhibit 4.9 to Registration Statement on Form S-3 filed on March 20, 2006).

4.27		Limited Liability Company Agreement of RSFC, LLC (incorporated by reference to exhibit 4.11 to Form S-3 filed March 27, 2009).

4.28		Limited Liability Company Agreement of RSFC Land Management, LLC (incorporated by reference to exhibit 4.12 to Form S-3 filed March 27, 2009).

10.1
License Agreement, dated October 8, 1998, by and between Rentech, Inc. and Texaco Natural Gas, Inc. (incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-KSB, No. 000-19260, for the year ended September 30, 1998, filed January 13, 1999).

10.2	**
Master License Agreement by and among Rentech, Inc. and DKRW Energy LLC and DKRW Advanced Fuels LLC, dated January 12, 2006 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed January 19, 2006).

10.3
License Agreement by and between Rentech, Inc. and Medicine Bow Fuel & Power, LLC, dated January 12, 2006 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed January 19, 2006).**

10.4		Amendment to Site License Agreement with Medicine Bow Fuel & Power, LLC, dated October 26, 2007 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed November 1, 2007).

10.5
Omnibus Amendment by and among Rentech, Inc. and Medicine Bow Fuel & Power, LLC and DKRW Advanced Fuels LLC, dated December 7, 2007 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed December 13, 2007).

10.6	*
Amended and Restated Employment Agreement by and between Rentech, Inc. and D. Hunt Ramsbottom, Jr. dated December 31, 2008 (incorporated by reference to Exhibit 10.43 to Amendment No. 1 to Annual Report on Form 10-K/A filed January 28, 2009).

10.7	*
Amended and Restated Employment Agreement by and between Rentech, Inc. and Douglas M. Miller dated December 31, 2008 (incorporated by reference to Exhibit 10.44 to Amendment No. 1 to Annual Report on Form 10-K/A filed January 28, 2009).

10.8	*	Employment Agreement by and between Rentech, Inc. and Dan J. Cohrs, dated October 22, 2008. (incorporated by reference to Exhibit 10.21 to Annual Report on Form 10-K filed December 15, 2008)

10.9	*
Amended and Restated Employment Agreement by and between Rentech, Inc. and Richard T. Penning, dated December 31, 2008 (incorporated by reference to Exhibit 10.45 to Amendment No. 1 to Annual Report on Form 10-K/A filed January 28, 2009).

10.10	*	Employment Agreement with Colin Morris (incorporated by reference to exhibit 10.3 to Company’s Current Report on Form 8-K filed on November 6, 2009).

10.11	*	Compensation Plan for Outside Directors (incorporated by reference to Item 1.01 to Current Report on Form 8-K filed April 19, 2006).

10.12		Lease Agreement dated as of April 21, 2006 with Center West (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed April 21, 2006).

10.13		Rider to the Lease Agreement dated as of April 21, 2006 by and between Rentech, Inc. and Center West (incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed April 21, 2006).

10.14	*	Form of Stock Option Grant Notice and Stock Option Agreement under 2006 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 20, 2006).

10.15	*	2005 Stock Option Plan (incorporated by reference to Exhibit 10.34 to Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2004 filed February 9, 2005).

10.16	*	Amended and Restated Rentech, Inc. 2006 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 29, 2007).

10.17	*	First Amendment to Rentech’s Amended and Restated 2006 Incentive Award Plan (incorporated by reference to exhibit 10.1 to Company’s Current Report on Form 8-K filed on November 6, 2009).

10.18	*	Rentech, Inc. 2009 Incentive Award Plan (incorporated by reference to exhibit 10.1 to Company’s Current Report on Form 8-K filed on May 22, 2009).

10.19	*	First Amendment to Rentech’s 2009 Incentive Award Plan (incorporated by reference to exhibit 10.2 to Company’s Current Report on Form 8-K filed on November 6, 2009).

10.20	**
Development Cost Sharing and Equity Option Agreement, dated May 25, 2007 by and between Rentech, Inc. and Peabody Venture Fund, LLC (incorporated by reference to exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and filed on August 9, 2007).

10.21	**
Coal Supply Agreement, dated May 25, 2007 by and between Rentech, Inc. and COALSALES LLC (incorporated by reference to exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and filed on August 9, 2007).

10.22
Line of Credit Agreement between Rentech, Inc. and Lehman Brothers, Inc. dated May 7, 2008 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2008, filed May 9, 2008).

10.23
Credit Agreement, dated May 30, 2008, by and among Rentech Energy Midwest Corporation, as the borrower, Rentech, Inc. and Credit Suisse, Cayman Islands Branch, individually and as Administrative Agent and Collateral Agent (incorporated by reference to exhibit 10.1 to Current Report on Form 8-K filed June 5, 2008).

10.24
Amended and Restated Credit Agreement, dated June 13, 2008, by and among Rentech Energy Midwest Corporation, as the borrower, Rentech, Inc. and Credit Suisse, Cayman Islands Branch, individually and as Administrative Agent and Collateral Agent (incorporated by reference to exhibit 10.1 to Current Report on Form 8-K filed June 19, 2008).

10.25
First Amendment and Waiver to Amended and Restated Credit Agreement, dated January 14, 2009 by and among Rentech Energy Midwest Corporation, as the borrower, Rentech, Inc. and Credit Suisse, Cayman Islands Branch, individually and as Administrative Agent and Collateral Agent (incorporated by reference to exhibit 10.1 to Current Report on Form 8-K filed January 20, 2009).

10.26
Waiver and Amendment Letter, dated August 11, 2009 by and among Rentech Energy Midwest Corporation, as the borrower, Rentech, Inc. and Credit Suisse, Cayman Islands Branch, individually and as Administrative Agent and Collateral Agent.

10.27
Third Amendment and Waiver to Amended and Restated Credit Agreement, dated December 14, 2009 by and among Rentech Energy Midwest Corporation, as the borrower, Rentech, Inc. and Credit Suisse, Cayman Islands Branch, individually and as Administrative Agent and Collateral Agent.

10.28
Guarantee and Collateral Agreement, dated May 30, 2008, by and among Rentech Energy Midwest Corporation, Rentech, Inc., the subsidiaries of Rentech, Inc. listed therein and Credit Suisse, Cayman Islands Branch, as Collateral Agent (incorporated by reference to exhibit 10.2 to Current Report on Form 8-K filed June 5, 2008).

10.29
Reaffirmation and Amendment Agreement, dated June 13, 2008, by and among Rentech Energy Midwest Corporation, Rentech, Inc., the subsidiaries of Rentech, Inc. listed therein and Credit Suisse, Cayman Islands Branch, as Collateral Agent (incorporated by reference to exhibit 10.3 to Current Report on Form 8-K filed June 19, 2008).

10.30
Intellectual Property Security Agreement, date May 30, 2008, by and among Rentech Energy Midwest Corporation, Rentech, Inc., the subsidiaries listed therein and Credit Suisse, Cayman Islands Branch, as Administrative Agent and Collateral Agent (incorporated by reference to exhibit 10.3 to Current Report on Form 8-K filed June 5, 2008).

10.31	*	Form of Absolute Share Price Target Performance Share Award Agreement (incorporated by reference to exhibit 10.1 to Current Report on Form 8-K filed July 23, 2008).

10.32	*	Form of Total Shareholder Return Performance Share Award Agreement (incorporated by reference to exhibit 10.2 to Current Report on Form 8-K filed July 23, 2008).

10.33	*	Form of Performance Vesting Restricted Stock Unit Agreement (incorporated by reference to exhibit 10.1 to Current Report on Form 8-K filed November 23, 2009).

10.34
Form of Distribution Agreement by and between Rentech Development Inc. and Royster-Clark Resources LLC (incorporated by reference to Exhibit 10.40 to Annual Report on Form 10-K for the year ended September 30, 2005 filed December 9, 2005).**

10.35		Amendment to the Distribution Agreement, dated October 13, 2009 among Rentech Energy Midwest Corporation, Rentech Development Corporation and Agrium U.S., Inc.

14		Code of Ethics (incorporated by reference to exhibit 14 to Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 filed on December 15, 2008).

21		Subsidiaries of Rentech, Inc.

23.1		Consent of Independent Registered Public Accounting Firm.

23.2		Consent of Independent Registered Public Accounting Firm.

31.1		Certification of Chief Executive Officer Pursuant to Rule 13a-14 or Rule 15d-14(a).

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14 or Rule 15d-14(a).

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Management contract or compensatory plan or arrangement.

**	Certain portions of this Exhibit have been omitted and filed separately under an application for confidential treatment.