Form 10-K/A
period 2009-09-30
RENTECH INC /CO/
filed 2010-01-28
CIK 868725

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
The number of shares of the Registrant’s common stock outstanding as of January 13, 2010 was 213,366,149.
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
Rentech, Inc. (“Rentech”, “the Company”, “we”, “us” and “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended September 30, 2009, filed with the Securities and Exchange Commission (the “SEC”) on December 14, 2009 (the “Original 10-K”).
This Amendment is being filed to amend the Original 10-K to include the information required by Items 10 through 14 of Part III of Form 10-K. In addition, on the cover page, (i) the reference in the Original 10-K to the incorporation by reference of Rentech’s 2010 definitive proxy statement has been deleted and (ii) the information with respect to the number of outstanding shares of Rentech’s common stock (“Common Stock”) has been updated. Rentech is also updating its lists of exhibits in Item 15 of this report to include the certifications specified in Rule 13(a)-14(a) under the Securities Exchange Act of 1934 required to be filed with this Amendment and the Computation of Ratio of Earnings to Fixed Charges. Except for the foregoing amendments and updates, the Amendment does not modify or update the Original 10-K.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The directors and executive officers of Rentech and their ages and their positions with Rentech as of January 13, 2010, are as follows:

Name	Age	Position(s)
D. Hunt Ramsbottom	52	Chief Executive Officer, President and Director
Dan J. Cohrs	56	Chief Financial Officer and Executive Vice President
Douglas M. Miller	49	Executive Vice President, Project Development
Richard T. Penning	54	Executive Vice President, Technology and Commercial Affairs
Colin M. Morris	37	Vice President and General Counsel
Michael S. Burke (1)	46	Director
Michael F. Ray (1)	56	Director
Ronald M. Sega (1)	57	Director
Edward M. Stern (1)	50	Director
Halbert S. Washburn (1)	49	Director
John A. Williams	66	Director
Dennis L. Yakobson	73	Director and Chairman

(1)	Independent Director.
Information Regarding Directors with Terms Expiring in 2010:
Michael F. Ray, Director—Mr. Ray was appointed as a member of our Board of Directors in May 2005. Mr. Ray founded and has served as President of ThioSolv, LLC since 2001. ThioSolv, LLC is in the business of developing and licensing technology. Mr. Ray was appointed to the Board of Directors for Cyanco Corporation in October 2008. Cyanco Corporation, a producer of sodium cyanide in the Western United States, is majority owned by Oaktree Capital Management which holds more than 95% of its outstanding shares. From 1995 to 2001, Mr. Ray served as Vice President of Business Development for the Catalyst and Chemicals Division of The Coastal Corporation. Mr. Ray worked for Coastal Chem, Inc. as President from 1990 to 1995 and Vice President of Corporate Development and Administration from 1986 to 1990. From 1985 to 1986, Mr. Ray served as Vice President of Carbon Dioxide Marketing. Mr. Ray worked for Liquid Carbonic Corporation as Regional Operations Manager from 1981 to 1985 and Plant Manager from 1980 to 1981. Mr. Ray received his Bachelor of Science in Industrial Technology from Western Washington University and his Masters of Business Administration from Houston Baptist University. Mr. Ray previously served as a member of the Board of Directors of Coastal Chem, Inc., Cheyenne LEADS and Wyoming Heritage Society. Mr. Ray also served on the Nitrogen Fertilizer Industry Ad Hoc Committee, University of Wyoming EPSCOR Steering Committees and Wyoming Governor’s committee for evaluating state employee compensation.

Edward M. Stern, Director—Mr. Stern was appointed as a member of our Board of Directors in December 2006. Since 2004, Mr. Stern has served as the President and Chief Executive Officer of Neptune Regional Transmission System, LLC, a company which developed, constructed and now operates a 660 MW undersea electric transmission system that will interconnect Sayreville, New Jersey with Long Island, New York. Mr. Stern is also leading the development of several other large transmission and renewable energy projects. From 1991 through 2004, Mr. Stern was employed by Enel North America, Inc. (a subsidiary of Enel SpA, an Italian electric utility company) and its predecessor, CHI Energy, Inc., an energy company which owned or operated nearly one hundred power plants in seven countries, specializing in renewable energy technologies including hydroelectric projects and wind farms. While at Enel North America, Inc. and CHI Energy, Inc., Mr. Stern served as General Counsel and, commencing in 1999, as President, Director and Chief Executive Officer. Mr. Stern currently serves on the Board of Directors of EPV Solar, Inc., a Princeton, New Jersey based manufacturer of solar energy products and systems and Capital Access Network, Inc., a small business lender. Mr. Stern also serves on the Advisory Board of Starwood Energy Group Global, LLC, a private equity firm specializing in energy and infrastructure investments. Mr. Stern received B.A., J.D. and M.B.A. degrees from Boston University and is a member of the Massachusetts Bar and the Federal Energy Bar.
John A. Williams, Director—Mr. Williams was appointed as a member of our Board of Directors in November 2009. Mr. Williams has over 40 years of business experience, principally in the real estate and banking industries. Since January 2004, Mr. Williams has served as the Chief Executive Officer, President and Managing Member of Corporate Holdings, LLC, a diversified holdings company, and since November 2004, he has served as Chief Executive Officer and Managing Member of Williams Realty Advisors, LLC, a real estate fund advisor to over $3 billion in assets. Mr. Williams is currently a board member and executive officer of Preferred Apartment Communities, Inc., a new real estate investment trust. Mr. Williams founded Post Properties, Inc., a developer, owner and manager of upscale multifamily apartment communities in selected markets in the United States, in 1970. Mr. Williams served as Chief Executive Officer of Post Properties from 1970 until 2002, and he served on its board from inception until 2004. Mr. Williams served as Chairman for Post Properties from inception until February 2003 and Chairman Emeritus from February 2003 until August 2004. Mr. Williams currently serves on the Board of Directors of the Atlanta Falcons of which he is also a minority owner. Mr. Williams previously served on a variety of boards of directors, including those of NationsBank Corporation, Barnett Banks, Inc. and Crawford & Company. Mr. Williams earned a B.S. degree in industrial management from the Georgia Institute of Technology.
Information Regarding Directors with Terms Expiring in 2011:
Michael S. Burke, Director— Mr. Burke was appointed as a member of our Board of Directors in March 2007. Mr. Burke is currently the Executive Vice President, Chief Financial Officer of AECOM Technology Corporation (NYSE: ACM), a global provider of professional technical and management support services to government and commercial clients. Mr. Burke joined AECOM as Senior Vice President, Corporate Strategy in October 2005. From 1990 to 2005, Mr. Burke was with the accounting firm, KPMG LLP. He served in various senior leadership positions most recently as a Western Area Managing Partner from 2002 to 2005 and was a member of KPMG’s Board of Directors from 2000 through 2005. While on the KPMG Board of Directors, Mr. Burke served as the Chairman of the Board Process and Governance Committee and a member of the Audit and Finance Committee. Mr. Burke also serves on various charitable and community boards. Mr. Burke received a B.S. degree in accounting from the University of Scranton and a J.D. degree from Southwestern University.
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
Dennis L. Yakobson, Director and Chairman of the Board—Mr. Yakobson has served as a director of Rentech and Chairman of the Board since 1983 and is one of the founders. In December 2005, he resigned from his position as Chief Executive Officer and currently serves as the Chairman. He was employed as Vice President of Administration and Finance of Nova Petroleum Corporation, Denver, Colorado, from 1981 to 1983. From 1979 to 1983, he served as a Director and Secretary of Nova Petroleum Corporation. He resigned from those positions in November 1983 to become a Director and assume the presidency of Rentech. From 1976 to 1981, he served as a Director, Secretary and Treasurer of Power Resources Corporation in Denver, a mineral exploration company, and was employed by it as the Vice President-Land. From 1975 to 1976, he was employed by Wyoming Mineral Corporation in Denver as a contract administrator. From 1971 through 1975, he was employed by Martin Marietta Corporation, Denver, as marketing engineer in space systems. From 1969 to 1971, he was employed by Martin Marietta in a similar position. From 1960 to 1969, he was employed by Grumman Aerospace Corporation, his final position with it being contract administrator with responsibility for negotiation of prime contracts with governmental agencies. He is a Director of GTL Energy Pty Ltd., a private company based in Adelaide, Australia. He received a Bachelor of Science degree in Civil Engineering from Cornell University in 1959 and a Masters in Business Administration degree from Adelphi University in 1963.

Information Regarding Directors with Terms Expiring in 2012:
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
Halbert S. Washburn, Director—Mr. Washburn was appointed as a director of Rentech in December 2005. Mr. Washburn has over 25 years of experience in the energy industry. Mr. Washburn has been the Co-Chief Executive Officer and a Director of BreitBurn GP, LLC, the general partner of BreitBurn Energy Partners LP (NASDAQ: BBEP), since August 2006. He has served as the co-founder, Co-President and Director of BreitBurn Energy Corporation since 1988. In addition, Mr. Washburn currently serves as Co-Chief Executive Officer and Director for BreitBurn Management Company, LLC, BreitBurn Energy Holdings, LLC and BEH (GP), LLC. From June 2004 through August 2008, he served as Co-Chief Executive Officer and Director for Pro GP Corp. Mr. Washburn is responsible for BreitBurn’s oil and gas operations and co-manages BreitBurn’s acquisition and capital formation activities. Mr. Washburn currently serves on the Executive Committee of the Board of Directors of the California Independent Petroleum Association. He also served as Chairman of the Stanford University Petroleum Investments Committee and as Secretary and Chairman of the Wildcat Committee. Mr. Washburn holds a Bachelor of Science degree in Petroleum Engineering from Stanford University.
Executive Officers
Information concerning the business experience of Mr. Ramsbottom, who serves as President and Chief Executive Officer, is provided above.
Dan J. Cohrs, Chief Financial Officer and Executive Vice President—Mr. Cohrs was appointed our Executive Vice President, Chief Financial Officer in October 2008. Mr. Cohrs was also Treasurer of Rentech from October 2008 until November 2009. Mr. Cohrs has more than 20 years of experience in corporate finance, strategy and planning, and mergers and acquisitions. Mr. Cohrs worked as Chief Development and Financial Officer of, and served as a Partner and Board Member of Agency 3.0, LLC, a private digital advertising and consulting agency in Los Angeles from April 2008 until September 2009. He worked as Chief Development & Financial Officer of Skycrest Ventures, LLC, a private investment and consulting firm in Los Angeles from August 2007 to October 2008. From June 2006 until May 2007, Mr. Cohrs served as a consultant for finance and corporate development, as well as Interim Chief Financial Officer for a period of time, for Amp’d Mobile, a private mobile media entertainment company in Los Angeles. He worked as an independent consultant and advised companies regarding financings, investor presentations and business plans from 2003 through 2007. In addition, Mr. Cohrs served as a Visiting Senior Lecturer at Cornell University’s Johnson School of Management in the area of corporate governance from November 2005 until March 2006. Mr. Cohrs served as Executive Vice President and Chief Financial Officer of Global Crossing Ltd. from May 1998 through June 2003. Mr. Cohrs earned M.S. and Ph.D. degrees in finance, economics and public policy from Cornell University’s Johnson Graduate School of Management and a B.S. degree in Engineering from Michigan State University.
Douglas M. Miller, Executive Vice President, Project Development— Mr. Miller was appointed to the position of Executive Vice President for Renewable Energy Businesses in January 2009 (in October 2009 the title was changed to Executive Vice President — Project Development). Mr. Miller is responsible for the development of Rentech’s biomass initiatives. Mr. Miller served as Executive Vice President and Chief Operating Officer of Rentech from January 2006 through December 2008. Between July 2008 and October 2008, Mr. Miller served as the Company’s Chief Financial Officer on an interim basis. Prior to his employment at Rentech, Mr. Miller was employed by Unocal Corporation from 1991 through its acquisition by Chevron Corporation in October 2005, and for more than five years prior to the acquisition, served as Vice President, Corporate Development. Mr. Miller received his Bachelors of Earth Sciences from the University of California, Berkeley and his Masters of Business Administration from the University of California, Los Angeles.

Richard T. Penning, Executive Vice President, Technology and Commercial Affairs—Mr. Penning was appointed Executive Vice President, Technology and Commercial Affairs of Rentech in January 2007. Mr. Penning had served as a consultant to Rentech beginning in August 2006. Mr. Penning has over 30 years of business experience in the oil and chemical industries. Mr. Penning worked for 28 years with UOP, LLC until its acquisition by Honeywell, having held various management positions including: Vice President and General Manager of Ventures and Business Development from 2004 to 2005; and Vice President, Six Sigma and Supply Chain from 2002 until 2004. Previously he held leadership roles in the catalyst and marketing areas of UOP, LLC. Mr. Penning obtained a Bachelor of Science degree in Chemical Engineering from Case Western Reserve University and a Master of Business Administration degree from the University of Chicago Graduate School of Business.
Colin M. Morris, Vice President and General Counsel—Mr. Morris has served as the Vice President and General Counsel of Rentech since June 2006. Mr. Morris practiced Corporate and Securities Law at the Los Angeles office of Latham & Watkins LLP from June 2004 to May 2006. From September 2000 to May 2004, Mr. Morris practiced Corporate and Securities Law in the Silicon Valley office of Wilson, Sonsini, Goodrich and Rosati. Prior to that Mr. Morris practiced Corporate and Securities Law in the Silicon Valley office of Pillsbury Winthrop Shaw Pittman LLP. Mr. Morris received an A.B. degree in Government from Georgetown University and a J.D. from the University of California, Berkeley, Boalt Hall School of Law.
Audit Committee and Audit Committee Financial Expert
The Board of Directors has a standing Audit Committee. The Board of Directors has determined that each member of the Audit Committee is “independent” within the meaning of the rules of the SEC and the NYSE Amex.
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
The Audit Committee currently consists of Mr. Burke, Mr. Ray and Mr. Washburn. The Board of Directors has determined that Mr. Burke, the Chairman of the Audit Committee, qualifies as an “audit committee financial expert” as defined by the rules of the SEC.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Rentech’s executive officers and directors, and persons who own more than ten percent of a registered class of Rentech’s equity securities (collectively, “Insiders”), to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (the “SEC”). Insiders are required by SEC regulations to furnish Rentech with copies of all Section 16(a) forms they file. To Rentech’s knowledge, based solely on its review of the copies of such reports furnished to Rentech or written representations from certain Insiders that they were not required to file a Form 5 to report previously unreported ownership or changes in ownership, we believe that, during our fiscal year ended September 30, 2009, the Insiders complied with all such filing requirements except with respect to one Form 4 reporting the grant of stock options to Eileen Ney, Rentech’s Chief Accounting Officer, on February 12, 2009, which was filed late on June 2, 2009, and one Form 5 reporting the gift of shares from Mr. Ramsbottom to his children during the period 2007 through 2009, which was filed on November 13, 2009.

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
Compensation Discussion and Analysis
Compensation Program Objectives and Executive Summary
The following discussion and analysis describes our compensation objectives and policies as applied to D. Hunt Ramsbottom, our Chief Executive Officer, Dan J. Cohrs, our Chief Financial Officer, Douglas M. Miller, Executive Vice President — Project Development, Richard T. Penning, our Executive Vice President of Commercial Affairs and Technology Development, and Colin M. Morris, our General Counsel. Messrs. Ramsbottom, Cohrs, Miller, Penning, and Morris are referred to in this Annual Report on Form 10-K/A as the “Named Executive Officers” or “NEOs.”
Rentech’s goal is to create value for its shareholders by becoming a global provider of clean energy solutions, through the commercialization of its proprietary technologies for the production of ultra-clean synthetic fuels and chemicals, natural gas substitutes, and electric power from renewable and fossil feedstocks. Our technology portfolio now includes the Rentech-SilvaGas biomass gasification technology that we recently acquired with the acquisition of the SilvaGas Holding Corporation, which enables us to offer integrated technologies that can convert biomass and wastes to syngas and subsequently into clean fuels and electric power. We believe the successful commercialization of our technologies should result in a significant number of opportunities to have our technologies deployed in ultra clean synthetic fuel, power and chemical plants both domestically and internationally. We expect to have our technologies deployed in projects which Rentech develops and owns, as well as projects in which Rentech is solely a technology licensor. We expect that successful commercialization of our technologies will enable Rentech to significantly increase its market capitalization and result in a very substantial increase in revenues, assets, and business complexity. We also own an operating nitrogen fertilizer manufacturing plant that uses natural gas as its feedstock. The plant is located in East Dubuque, Illinois.
Key operational goals include: developing pioneer commercial scale synthetic fuels, and power projects using the Rentech Process (which project may be a standalone biomass fed plant, a fossil fed plant or a combination of both) and Rentech-SilvaGas biomass gasification technology; producing fuels and chemicals that meet customer requirements at our Product Demonstration Unit, or PDU; entering into contracts for the sale of those products; maximizing the value from our nitrogen fertilizer plant in East Dubuque, Illinois through improved product mix and plant reliability; signing license agreements for the use of our technologies; and securing the financing necessary for our first commercial scale reactor and then building our first commercial scale reactor.
We have focused on building an experienced management team that is capable of managing the Company through a period of growth in order to meet our goals. We believe it is important both to retain our key executives and to recruit the additional talent we need to expand the Company. We have made it a policy to hire executives who are not only highly qualified for their positions at our current size, but who also have the skills we believe to be necessary to perform their roles at the same high standard in a company that is significantly greater in size and complexity.
In fiscal year 2007, we retained a compensation consulting firm to compare the pay levels of our executives to those in a selected group of peer companies set forth in more detail below. Our base salaries were at or near the median of our peers. Our target total cash compensation was above the peer group median by about 20%. Our long-term incentives were not tied as closely to the performance of the Company and shareholder returns as some in the peer group. As a result, during fiscal 2007 through fiscal 2009, we developed new long term incentive plans designed to more closely align management’s compensation with the performance of the Company over the long term. The components of the long term incentive equity awards are described below.

We believe that in our marketplace for talent, our base salaries are competitive, because they are in line with the median of those paid by our peer companies. Our annual cash bonuses are structured to provide short term incentives that place a focus on specific, defined business objectives for the Company during the year. The majority of those objectives were achieved in fiscal 2009. Given the challenges that faced the industry and our Company in fiscal 2009, this performance against objectives was at least in line with and in some cases better than that of our peer companies. The Compensation Committee of our Board of Directors approved new long-term incentive awards in fiscal 2008 as well as after the end of fiscal year 2009 (the “LTI Awards”) that were structured to reward both absolute and relative stock performance as well as certain specific goals related to the development of commercial projects. The LTI Awards place a strong emphasis on retention of talent. The fiscal 2008 awards are designed to reward both absolute stock price performance and stock price performance relative to that of our peer companies, paying nothing for 25th percentile performance, but offering an opportunity for pay at the 75th percentile for performance at or above the 75th percentile, with a sliding scale for performance between those benchmarks. The Compensation Committee believes that the successful commercialization of the Company’s technologies is critical to the creation of shareholder value, and as a result, the fiscal 2010 awards are designed to reward the achievement of milestones in the development of commercial projects.
Our philosophy is to provide a market-level salary for our executives with the opportunity to exceed market levels for total compensation if short- and long-term performance exceeds expectations. Based on the 2007 evaluation of compensation, the Company believes that the total compensation package for fiscal year 2010 will continue to pay our executives at the median level of the market for average performance, with compensation approximating the 75th percentile of the market for exceptional performance.
Independent Compensation Consultant
In July 2007, the Compensation Committee retained an independent compensation consultant, Watson Wyatt Worldwide (“Watson Wyatt”), to assist it in evaluating our executive compensation programs and in developing programs to meet our needs going forward. The Compensation Committee was responsible for selecting the consultant, determining the scope of all work done and negotiating and approving fees for such work. Management provided input on each of these items as requested by the Committee. During fiscal 2009 and 2010, the Compensation Committee retained Watson Wyatt to assist it in formulating and evaluating the long-term incentive equity awards for a group of its officers including its NEOs.
Peer Group Generation and Benchmarking Results
When the Company was recruiting and hiring several members of the current management team during the period 2005 through 2006, the Compensation Committee gathered information independently with the assistance of a compensation consultant, on executives in comparable positions in energy companies of between $100 million and $500 million in market capitalization. This information was used as a benchmark in making the original salary, incentive and equity awards to the executives hired at that time, as documented in their employment contracts. At the time of hire, Mr. Morris did not have an employment contract, but a similar process was followed in his hiring and offer process.
In 2007, Watson Wyatt worked with the Compensation Committee and Rentech’s management to develop an updated group of peer companies to which Rentech’s executive compensation programs could be compared. The list was created by evaluating companies (a) in the alternative energy and/or fertilizer industry and (b) with a market capitalization of about $500 million, slightly larger than our market capitalization at the time. We believe this was a group that represented the type of companies with whom we competed for executive talent and with whom we therefore wanted to be competitive in terms of compensation. The original peer group was constructed by Watson Wyatt. Rentech’s management reviewed the list and made a few suggested modifications, which were reviewed by Watson Wyatt. The final group of companies was submitted for review and approval to the Compensation Committee, and consisted of the following:
•	Aventine Renewable Energy

•	Headwaters, Inc.

•	Verasun Energy Corporation

•	MGP Ingredients, Inc.

•	Pacific Ethanol, Inc.

•	Energy Conversion Devices, Inc.

•	Fuel Tech, Inc.

•	Ballard Power Systems, Inc.

•	Evergreen Energy, Inc.

•	Fuelcell Energy, Inc.

•	Methanex Corporation

•	Terra Industries, Inc.

Methanex and Terra Industries were judged to be too large for proper comparison of compensation, and were removed from the analysis for the purposes of making judgments on compensation. However, these are considered good industry peers and are included in the peer group for comparisons of Company stock price performance. US Bioenergy Corporation was originally included in the peer list, however, it was acquired in fiscal 2008 by Verasun Energy Corporation, which is already listed. During fiscal 2009, Aventine Renewable Energy, Verasun Energy Corporation and Pacific Ethanol, Inc. filed for bankruptcy protection under Chapter 11.
In mid-2007, data was gathered from these peer companies, as well as from published survey data from major compensation survey providers (including Watson Wyatt), on various elements of executive compensation including base salaries, total cash compensation, long-term incentives and total direct compensation.
Rentech’s base salaries were found to be at or near the median of the market data gathered, exceeding the 50th percentile of the data by 3% on average for our then named executive officers (“NEOs”). Our target total cash compensation was higher than the median of the market data, on average about 23% above the 50th percentile of market data gathered for our NEOs. We made stock option grants to our NEOs in July 2006 with a three year vesting schedule which were designed to cover the 15 month period until the end of fiscal year 2007. We made few other equity grants in fiscal 2007. A comparison of our long-term incentives (“LTIs”) and total direct compensation (base, bonus, and LTI), including annualized grant values from 2006 and part of sign-on equity, was generally between the 60th and 75th percentiles of the market. We concluded from this that the level of our total compensation was well positioned to attract and retain the type of management team that we believe is necessary to successfully implement our commercialization strategy. However, we also determined that the form of our long-term incentive grants could be improved by more closely aligning management’s compensation with the performance of the Company and the return to shareholders. To that end we developed a new structure for our LTI awards that the Compensation Committee approved in fiscal 2008, that more closely aligns management’s long term compensation with returns to shareholders and provides additional incentives to perform better than our peer companies. In addition, in November of 2009, we developed another structure for additional LTI awards that was designed to reward the achievement of specific milestones in the development of commercial projects using our technologies.
Core Components of Executive Compensation
Base Salary
Base salaries for the executive officers at Rentech were generally set during the hiring process for the executives in late 2005 and early 2006. The base salaries were again reviewed in early fiscal 2009. The Board considered data on executives in comparable positions at other publicly traded companies near our size within the energy industry when making offers to the current team of executives and the terms of these negotiations are documented in written employment contracts. Previously, each of these employment contracts provided for an automatic increase in base salary equal to the change in the Consumer Price Index for all Urban Consumers on a year-over-year, August to August, basis. Subsequent to the end of fiscal year 2008, the employment agreements were amended and restated, and the automatic increase in base salary based on the Consumer Price Index was replaced with a potential increase at the discretion of the Board of Directors. Salary increases effective October 2007 for fiscal year 2008 based on the change in the Consumer Price Index for Messrs. Ramsbottom, Miller and Penning were 2.0%. Salary increases effective October 2008 for fiscal year 2009 based on the change in the Consumer Price Index for Messrs. Ramsbottom, Miller and Penning were 5.4%. There were no salary increases for fiscal year 2010 for Messrs. Ramsbottom, Miller and Penning.
The Board may provide additional merit increases to the base salary of the Company’s executives at its discretion. During fiscal 2009, the Board approved an increase of 1.5% for Mr. Ramsbottom, reflecting the overall performance of the Company, and his leadership in developing and promoting the rebranding of the Company through the development of the renewable energy strategy. During fiscal 2009, Mr. Cohrs received a 10% increase for his role in improving the financial management and liquidity of the Company, and in negotiating and closing the acquisition of SilvaGas. During fiscal 2010, Mr. Cohrs received an additional 10% increase in recognition of his increased responsibilities in leading the project management function. During fiscal 2010, Mr. Morris received a 3% increase for his continued leadership of and performance in the corporate legal department. In each case, the merit increases reflected the performance of each executive relative to our stated goals, combined with an assessment of the executive’s overall performance, teamwork, and a review of the relative pay among our executives compared to the value they contributed to the Company. In the case of Mr. Ramsbottom’s increase after fiscal year 2008 ended, the increase was limited due to the difficult economic environment facing the industry and the reduced expense budget implemented by the Company in late 2008.

Annual Bonus
Rentech maintains an annual incentive plan for its executive officers. Successful completion of the short-term objectives of the Company are critical in achieving the planned level of growth, but, given the stage of the Company’s development, are not yet necessarily reflected in traditional incentive plan targets such as financial growth metrics. The annual incentive plan is designed to reward our executives for successfully taking the immediate steps needed to implement our long-term strategy. The target bonus for the Chief Executive Officer (“CEO”) in his employment agreement is set at 100% of his base salary. The target bonus of our Chief Financial Officer, Dan Cohrs, is set at 60% of his base salary. The targets for the other NEOs in their employment agreements are set at 50% of their respective base salaries. Our practice is to award target bonuses for average performance against goals. Bonuses may range from 0% of target in the case of poor performance to 200% of target in the case of outstanding performance, all at the discretion of the Compensation Committee.
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
In fiscal 2009, we had the following goals and results:
1.	Goal: A continued strong safety record at our facilities with an OSHA recordable rate at or below a target rate.

Performance: We exceeded this goal. We completed fiscal 2009 with an OSHA recordable rate of just under 4.0 recordable incidents for every 200,000 hours worked at the Company’s facilities, which is well below the industry average for comparable operations.

2.
Goal: Financial performance expectations including a) specific targets for consolidated revenue, EBITDA and cash balances, b) compliance with debt covenants, and c) remediation of material weaknesses reported in the Company’s Form 10-K for the fiscal year ended September 30, 2008.

Performance: We fell short of the stated goals for revenue and EBITDA, but exceeded the goal for cash balances at the end of the year, after adjusting for the proceeds of capital issuances. We achieved the goals of compliance with debt covenants and remediation of material weaknesses reported in the Company’s Form 10-K for the fiscal year ended September 30, 2008. However, we had a new material weaknesses as reported in the Company’s Form 10-K for the fiscal year ended September 30, 2009.

3.	Goal: Successful operation of the PDU during 2009 that is within the approved budget and that meets or exceeds the validation criteria for products produced.

Performance: We achieved all operating criteria set forth in this goal. The PDU has been operating successful production campaigns for over a year. During fiscal 2009, the PDU’s operations confirmed at demonstration scale that our technology can meet important capital and operating costs targets. This is critical as those targets serve as a basis for our commercial scale projects.

4.
Goal: For commercial development, the goals were a) completion of vendor cost estimates for a commercial scale reactor, and b) a commitment for a commercial scale reactor through Rentech development, a license agreement or the placement of a Rentech reactor at an existing site with syngas production.

Performance: The vendor cost estimate for a commercial scale reactor was completed. Several, but not all, of the critical steps relating to the commercial deployment of a reactor were completed through Rentech’s development activities related to its project in Rialto, California.

5.
Goal: Complete two strategic transactions, such as acquisitions, corporate investments or joint ventures, in support of the development of our renewable energy business, such as the addition of biomass gasification technology to our portfolio of process technologies.

Performance: This goal was accomplished. We acquired access to biomass gasification technologies through the acquisition of SilvaGas Holding Corporation and a 25% ownership interest in ClearFuels Technology, Inc.

6.
Goal: For technology development, the goals were a) completion of feasibility studies and development of implementation plans that will promote the development of the next generation of the Company’s technology and b) the selection and development of technologies to integrate biomass gasification technologies with the Rentech Process.

Performance: Both of these goals were achieved.
The Compensation Committee considered both the Company’s performance against these goals, and individual contributions toward achieving the goals. The Committee then determined the bonus amounts for the NEOs.
For fiscal 2009, the bonuses as a percentage of the target bonuses were as follows: for Mr. Ramsbottom 120% of his target bonus, for Mr. Cohrs 140% of his target bonus, for Mr. Miller 100% of his target bonus, for Mr. Penning 85% of his target bonus, and for Mr. Morris 110% of his target bonus. Mr. Ramsbottom’s bonus reflected the overall performance of the Company as discussed above, his significant individual contributions in implementing the renewable energy strategy of the Company through the acquisition of SilvaGas and the investment in ClearFuels, and his leadership of the Company through a very difficult economic period. Mr. Cohrs’ bonus reflected his role in improving the financial management and liquidity of the Company, and in negotiating and closing the acquisition of SilvaGas. Mr. Miller’s bonus reflected his performance in developing and implementing the Company’s renewable energy strategy. Mr. Penning’s bonus reflected his contributions to development of the Natchez Project and the promotion of the Company’s licensing and technology activities. Mr. Morris’s bonus reflected the high quality of the legal work necessary in every function of the Company, including the development of the Rialto and Natchez Projects, the acquisition of SilvaGas, the investment in ClearFuels, and the amendment of our senior credit agreement.
The specific goals for the Company in fiscal year 2010 are designed to move the implementation of the Company’s strategy to the next steps required to commercialize our technology. The Board believes that the 2010 goals are challenging. Some of the goals set by the Board include proprietary information that, if disclosed, might create a competitive disadvantage or otherwise negatively affect the performance of Rentech in the marketplace. Therefore, the description of the goals below do not include some information contained in the goals determined by the Board. The following is an overview of the goals.
1.	A continued strong safety record at our facilities with an OSHA recordable rate at or below a target rate.

2.	Financial performance expectations including a) specific targets for consolidated EBITDA and cash balances, and b) a specific target for net capital proceeds raised.

3.	Successful operation of the PDU during 2010 that is within the approved budget and that meets or exceeds performance criteria aimed at improving the economic efficiency of the process.

4.	Specific targets for licensing our technologies, a specific target for licensing and engineering revenue, and a target for development milestones for the Rialto Project.

5.	Other factors which contribute to the success of the Company as determined by the Board.

Long-Term Incentive Equity Awards
Effective July 18, 2008, the Compensation Committee of the Board of Directors approved LTI Awards for a group of its officers including its named executive officers. The awards are comprised of performance shares and restricted stock units with a combination of performance vesting and time-based vesting provisions. The awards are intended to balance the goals of retention, equity ownership and performance. The goals for the performance share plan are expected to provide for maximum payout only if the Company has relative performance at or above the 75th percentile of other companies in the industry and a significant absolute share price increase. The performance-based elements of the plan are expected to provide for no payout at all for performance at or below the 25th percentile of the peer group and an absolute share price increase below a threshold. The performance metrics are based on absolute share price appreciation and total shareholder return in order to closely align the return to the Company’s shareholders with management compensation. The following are summary descriptions of the performance share awards:
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

•
Under the total shareholder return award, zero to 100 percent of the performance stock vests on April 1, 2011, with the final vesting amount dependent on the Company’s total shareholder return ranking relative to the total shareholder return for 12 identified companies in a peer group previously described under “Peer Group Generation and Benchmarking Results.” The Company’s ranking must be greater than the 25th percentile for any shares to vest, and the amount of shares that vests increases pro-rata for a ranking greater than the 25th percentile up to a maximum vesting at the 75th percentile.

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
During the fiscal year 2008, the Company issued a total of 2,182,000 performance shares and restricted stock units to members of management, including the NEOs, composed of the following:

Type of Award	Number of Awards
Time-vested awards	968,000
Absolute share price target awards	457,000
Total shareholder return awards	457,000
Management stock purchase plan awards	150,000
Company matching of management stock purchase plan awards	150,000

Total	2,182,000

The Compensation Committee and the Board of Directors approved long-term incentive equity awards for a group of its officers including its named executive officers effective November 17, 2009. The awards include both restricted stock units that may vest upon the achievement of certain performance targets, and restricted stock units that vest over time. The awards are intended to balance the objectives of retention, equity ownership by management, and achievement of performance targets. Vesting of the performance awards is tied to milestones related to the development, construction and operation of the Company’s proposed renewable synthetic fuels and power project in Rialto, California or another comparable project designated by the Compensation Committee. Under the performance vesting awards, sixty percent (60%) of the performance-based restricted stock units vest upon the closing of financing for the project, twenty percent (20%) vest upon completion of construction and initial operation of the project facility and twenty percent (20%) vest upon sustained operation of the project facility. The Compensation Committee may also designate additional performance vesting milestones in the awards. The performance vesting awards are subject to the recipient’s continued employment with the Company, provided that a recipient’s award may vest with respect to a milestone that is achieved within six months of (i) termination without cause related to a change in control or (ii) death or disability. All unvested restricted stock units expire five years after the date of grant.

The long-term incentive equity awards also include a time vesting restricted stock unit award that vests over a three year period with one-third of the restricted stock units vesting on each of the first three anniversaries of November 17, 2009. The time vesting awards are subject to the recipient’s continued employment with the Company, provided that a recipient’s award may vest upon (i) termination without cause related to a change in control or (ii) death or disability.
Pursuant to the Company’s management stock purchase plan, twenty-five percent (25%) of the cash bonus awards for the NEOs in fiscal 2008 was allocated to purchase vested RSU’s, but the RSU’s and the Company matching RSU’s were not granted until November 2009. The cash bonus amounts allocated to purchase the RSU’s were reported as compensation for fiscal 2008. The number of RSU’s awarded was equal to the number that would have been awarded had the grants been made on schedule in the spring of 2009, plus a matching contribution by the Company of eighty percent (80%) of the amounts purchased with the amounts allocated from the cash bonuses. The Company matching RSU’s vest November 3, 2012, subject to the recipient’s continued employment with the Company. In fiscal year 2009, ten percent (10%) of the cash bonus awards for the NEOs was allocated to purchase vested RSU’s in December 2009 pursuant to the management stock purchase plan. The Company matched these awards with an equal number of RSU’s that vest December 10, 2012, subject to the recipient’s continued employment with the Company.
During fiscal years 2009 and 2010, the Company issued a total of 7,115,112 performance shares and restricted stock units to members of management, including the NEOs, composed of the following:

Type of Award	Number of Awards
Performance awards	3,650,000
Time-vested awards	2,365,000
Absolute share price target awards	55,250
Total shareholder return awards	55,250
Management stock purchase plan awards	533,581
Company matching of management stock purchase plan awards	456,031

Total	7,115,112

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
Employment Contracts
Rentech has entered into employment agreements with certain members of executive management, which provide severance and other benefits upon termination by us without cause, non-renewal of the executive’s employment agreement or resignation by the executive for good reason. The industry in which we operate is very volatile and acquisitive, and we feel that these contracts provide our executive team with an adequate level of security in their roles in such an environment. As of September 30, 2009, Rentech had entered into employment agreements with Messrs. Ramsbottom, Cohrs, Miller and Penning. Subsequent to fiscal year end, we entered into an employment agreement with Mr. Morris.
Compensation Committee Report
The Compensation Committee of the Board of Directors has reviewed and discussed with management the foregoing Compensation Discussion and Analysis and, based on such review and discussion, the Compensation Committee determined that the Compensation Discussion and Analysis should be included in this report.
Michael F. Ray, Chairman
Halbert S. Washburn
Edward M. Stern

Summary Compensation Table
The following table summarizes the compensation for the fiscal years ended September 30, 2009, 2008 and 2007 for each of the following: (i) our chief executive office (principal executive officer), (ii) our chief financial officer (principal financial officer), and (iii) our three next most highly compensated executive officers as of September 30, 2009.

						Non-	Change in
						Equity	Pension
						Incentive	Value and
						Plan	Deferred	All Other
				Stock	Option	Compen-	Compen-	Compen-
		Salary	Bonus	Awards	Awards	sation	sation	sation	Total
Name and Principal Position	Year	($)	($) (1)	($) (2)	($) (3)	($)	($)	($) (4)	($)
D. Hunt Ramsbottom, Chief Executive Officer	2009	$417,500	$452,520	$411,175	$161,924	—	—	$30,630	$1,473,749
	2008	$381,601	$309,750	$904,704	$204,536	—	—	$27,100	$1,827,691
	2007	$384,100	$376,100	$836,530	$211,649	—	—	$28,022	$1,836,401

Dan J. Cohrs, Chief Financial Officer (5)	2009	$296,500	$249,480	$91,590	$—	—	—	$62,628	$700,198

Douglas M. Miller, Executive Vice President, Project Development	2009	$351,500	$158,175	$274,961	$84,201	—	—	$40,525	$909,362
	2008	$312,874	$105,450	$673,340	$106,359	—	—	$38,699	$1,236,722
	2007	$311,400	$82,550	$639,394	$110,058	—	—	$33,803	$1,177,205

Richard T. Penning, Executive Vice President, Technology and Commercial Affairs	2009	$293,400	$112,230	$221,691	$—	—	—	$93,878	$721,199
	2008	$268,343	$71,513	$554,389	$—	—	—	$97,821	$992,066
	2007	$188,727	$96,100	$384,531	$—	—	—	$111,044	$780,402

Colin M. Morris, General Counsel	2009	$229,500	$113,580	$225,942	$48,577	—	—	$37,471	$655,070
	2008	$210,757	$86,063	$261,352	$61,361	—	—	$28,847	$648,380
	2007	$204,925	$102,000	$241,500	$63,495	—	—	$26,661	$638,581

(1)
The bonuses that were awarded in December 2009 were payable 90% in cash, with the remaining 10% allocated to purchase restricted stock units which were issued in December 2009. The value of the restricted stock units purchased with the allocated portion of the 2009 bonus is included in the Stock Awards column. The Company made matching grants of restricted stock units to each named executive officer with a value equal to 10% of his 2009 bonus amount in December 2009, which matching amount will vest over a three year period.

The bonuses for fiscal year 2008 were payable 75% in cash, with the remaining 25% withheld to purchase restricted stock units. The value of the restricted stock units purchased with the allocated portion of the 2008 bonus is included in the Stock Awards column. The Company made matching grants of restricted stock units to each named executive officer with a value equal to 20% of his 2008 bonus amount, which matching amount will vest over a three year period.

The bonuses for fiscal year 2007 were payable 80% in cash, with the remaining 20% being withheld to purchase restricted stock units, except for Mr. Penning’s commencement bonus, which was paid in cash. The value of the restricted stock units purchased with the allocated portion of the 2007 bonus is included in the Stock Awards column. The Company made matching grants of restricted stock units to each named executive officer with a value equal to 20% of his 2007 bonus amount, which matching amount will vest over a three year period.

(2)
The amounts reflect stock based compensation recognized for financial statement reporting purposes in fiscal year 2009, calculated in accordance with the applicable guidance, and the withheld portion of the bonuses used to purchase restricted stock units.

(3)	The amounts reflect stock based compensation recognized for financial statement reporting purposes in fiscal year 2009, calculated in accordance with the applicable guidance.

(4)
All Other Compensation includes 401(k) matching contributions of $0, $9,398, $12,295, $9,648 and $9,241 for Messrs. Ramsbottom, Cohrs, Miller, Penning and Morris, respectively. All Other Compensation also includes perquisites valued at the aggregate incremental cost to Rentech consisting of automobile allowance, payment for financial and tax planning services and the other payments made by the Company described below under “Perquisites”.

(5)	Mr. Miller served as interim CFO from July 2008 through September 2008. Subsequent to fiscal year end, Mr. Cohrs was appointed as the CFO in October 2008.

Perquisites

	Auto	Other		Financial &
Name	Allowance	Payments		Tax Planning	Total
D. Hunt Ramsbottom	$14,400			$16,230	$30,630
Dan J. Cohrs	$12,000	$25,000	(1)	$16,230	$53,230
Douglas M. Miller	$12,000			$16,230	$28,230
Richard T. Penning	$12,000	$56,000	(2)	$16,230	$84,230
Colin M. Morris	$12,000			$16,230	$28,230

(1)	Commencement payment.

(2)	Relocation expenses.
Grants of Plan-Based Awards
The following table sets forth information with respect to the NEOs concerning the grant of plan-based awards during the last fiscal year.

										All Other
									All Other	Option		Grant
			Estimated Future			Estimated Future			Stock	Awards:	Exercise or	Date
			Payouts Under			Payouts Under			Awards:	Number of	Base Price of	Closing	Grant
		Equity or	Non-Equity Incentive Plan Awards			Equity Incentive Plan Awards			Number of	Securities	Option	Market	Date
	Grant	Non-Equity	Threshold	Target	Maximum	Threshold	Target	Maximum	Shares of Stock	Underlying	Awards	Price	Fair Value
Name	Date	Award	($)	($)	($)	(#)	(#)	(#)	or Units (#)	Options (#)	($ per Share)	Per Share	($) (1)	Notes
Dan J. Cohrs	12/30/2008	Equity	—	—	—	—	—	—	325,000	—	—	$0.62	$153,503	(2)
	12/30/2008	Equity	—	—	—	—	55,250	55,250	—	—	—	$0.62	11,279	(3)
	12/30/2008	Equity	—	—	—	—	55,250	55,250	—	—	—	$0.62	22,557	(4)

(1)	See Note 16 — Accounting for Stock Based Compensation in Rentech’s 2009 Form 10-K for an explanation of the valuation model assumptions used to value stock awards under applicable guidance.

(2)	Represents restricted stock units that vest in equal annual installments starting on October 22, 2009.

(3)
Represents a performance share award, zero to 100% of which vests on April 1, 2011 depending on the Company’s volume weighted stock price falling within a share price target range of greater than $2.00 and up to $4.00. Though the agreement allows for a proportional payout for amounts in between, the target performance of 100% was established at the volume weighted average price of $4.00 per share.

(4)
Represents a performance share award, zero to 100% of which vests on April 1, 2011 depending on the Company’s total shareholder return ranking relative to the total shareholder return of a specified peer group. The company’s total shareholder return must exceed the 25th percentile for any payout to occur and a full payout is achieved at the 75th percentile or more. Though the agreement allows for a proportional payout for amounts in between, the target performance of 100% was established at the 75th percentile.

Outstanding Equity Awards at Fiscal Year End
The following table sets forth information with respect to the NEOs, concerning the outstanding equity awards as of September 30, 2009.

	Option Awards					Stock Awards
			Equity					Equity
			Incentive					Incentive	Equity Incentive
			Plan Awards:				Market	Plan Awards:	Plan Awards:
	Number of	Number of	Number of			Number	Value	Number of	Market or
	Securities	Securities	Securities			of Shares or	of Shares or	Unearned	Payout
	Underlying	Underlying	Underlying			Units of	Units of	Shares, Units	Value of Unearned
	Unexercised	Unexercised	Unexercised	Option		Stock	Stock	or	Shares, Units or
	Options	Options	Unearned	Exercise	Option	that have not	that have not	Other Rights	Other Rights
	(#)	(#)	Options	Price	Expiration	Vested	Vested	that have not	that have not
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	($) (1)	Vested (#)	Vested ($)	Notes
D. Hunt Ramsbottom	250,000	—	—	$4.15	7/13/2016	—	—	—	—	(2)
	—	—	787,500	$1.82	(3)	—	—	—	—	(3)
	—	—	—	—	—	57,687	$93,453	—	—	(4)
	—	—	—	—	—	100,000	$162,000	—	—	(5)
	—	—	—	—	—	—	—	175,000	$283,500	(6)
	—	—	—	—	—	—	—	175,000	$283,500	(7)
	2,082,500	—	—	$1.82	(8)	—	—	—	—	(8)

Dan J. Cohrs	—	—	—	—	—	325,000	$526,500	—	—	(9)
	—	—	—	—	—	—	—	55,250	$89,505	(6)
	—	—	—	—	—	—	—	55,250	$89,505	(7)

Douglas M. Miller	130,000	—	—	$4.15	7/13/2016	—	—	—	—	(2)
	—	—	—	—	—	12,665	$20,517	—	—	(4)
	—	—	—	—	—	39,667	$64,261	—	—	(5)
	—	—	—	—	—	—	—	55,250	$89,505	(6)
	—	—	—	—	—	—	—	55,250	$89,505	(7)

Richard T. Penning	—	—	—	—	—	91,666	$148,499	—	—	(10)
	—	—	—	—	—	12,436	$20,146	—	—	(4)
	—	—	—	—	—	32,667	$52,921	—	—	(5)
	—	—	—	—	—	—	—	45,500	$73,710	(6)
	—	—	—	—	—	—	—	45,500	$73,710	(7)

Colin M. Morris	75,000	—	—	$4.15	7/13/2016	—	—	—	—	(2)
	—	—	—	—	—	15,644	$25,343	—	—	(4)
	—	—	—	—	—	32,667	$52,921	—	—	(5)
	—	—	—	—	—	—	—	45,500	$73,710	(6)
	—	—	—	—	—	—	—	45,500	$73,710	(7)

(1)	Calculated based on the $1.62 closing price of Rentech’s common stock on September 30, 2009.

(2)	Represents a stock option award that vested in three equal annual installments starting on July 14, 2007.

(3)
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

(4)	Represents a restricted stock unit award that vests on April 1, 2011.

(5)	Represents a restricted stock unit award that vests in three equal annual installments starting on April 1, 2009.

(6)
Represents a performance share award, zero to 100% of which vests on April 1, 2011 depending on the Company’s volume weighted stock price falling within a share price target range of greater than $2.00 and up to $4.00.

(7)
Represents a performance share award, zero to 100% of which vests on April 1, 2011 depending on the Company’s total shareholder return ranking relative to the total shareholder return of a specified peer group.

(8)
Represents a warrant held by East Cliff Advisors, LLC, an entity affiliated with Mr. Ramsbottom. The expiration date for this warrant is the earlier of 90 days after Mr. Ramsbottom ceases to be employed by the Company or December 31, 2011.

(9)	Represents an inducement restricted stock unit award that vests in three equal annual installments starting on October 22, 2009.

(10)	Represents an inducement restricted stock unit award that vests in three equal annual installments starting on January 15, 2008.

Option Exercises and Stock Vested
The following table sets forth information with respect to the NEOs concerning the option exercises and stock vested during the fiscal year ended September 30, 2009.

	Option Awards		Stock Awards
	Number of	Value	Number of	Value
	Shares Acquired	Realized	Shares Acquired	Realized
	on Exercise	on Exercise	on Vesting	on Vesting
Name	(#)	($)	(#)	($) (1)
D. Hunt Ramsbottom	—	—	200,000	$120,500
Dan J. Cohrs	—	—	—	—
Douglas M. Miller	—	—	144,833	$91,503
Richard T. Penning	—	—	108,000	$68,140
Colin M. Morris	—	—	66,333	$38,973

(1)
Value Realized on Vesting represents the amount equal to the closing market price of the shares on the date of vesting multiplied by the number of shares that vested pursuant to restricted stock units.

Potential Payments upon Termination or Change-in-Control
The employment agreements of Messrs. Ramsbottom, Cohrs, Miller, Penning and Morris provide for severance payments upon termination without cause, non-renewal of the executive’s employment agreement and the executive’s resignation for good reason. The employment agreements also provide for payments upon a termination without cause and executive’s resignation for good reason upon a change in control at the Company. In addition, the performance share and restricted stock unit agreements of Messrs. Ramsbottom, Cohrs, Miller, Penning and Morris identified in the tables below provide for accelerated vesting upon the occurrence of the same events. In the event that any severance payments to Messrs. Ramsbottom, Cohrs, Miller, Penning and Morris are subject to federal excise taxes under the “golden parachute” provisions of the tax code, Rentech is required to pay the executives a gross-up for any such excise taxes plus any excise, income or payroll taxes owed on the payment of the gross-up for the excise taxes. No severance payments or accelerated vesting events are provided if a NEO is terminated for cause or resigns without good reason.
The potential payouts and vesting amounts that each of Messrs. Ramsbottom, Cohrs, Miller, Penning and Morris would receive upon one of the qualifying termination or change in control events described above, assuming such event occurred on September 30, 2009, are set forth in the tables below. The amounts include the fair value of accelerated restricted stock unit awards valued as of September 30, 2009.
Termination without Cause or for Good Reason as of September 30, 2009

	Cash	Acceleration	Medical
	Severance	of Restricted	Benefits
Name	Payments	Stock Units	Payments	Gross-up	Total
D. Hunt Ramsbottom (1)	$1,257,000	$70,875	$26,895	—	$1,354,770
Dan J. Cohrs (2)	$528,000	$197,877	$26,895	—	$752,772
Douglas M. Miller (3)	$527,250	$22,376	$26,895	—	$576,521
Richard T. Penning (4)	$472,100	$166,926	$26,895	—	$665,921
Colin M. Morris (5)	$344,250	$18,428	$10,589	—	$373,267

(1)
Mr. Ramsbottom’s cash severance payments would equal the sum of (a) two times his annual base salary paid over the one year period after his termination date and (b) a target bonus equal to his annual base salary paid on the date when executive bonuses are paid for the fiscal year in which the termination takes place. Mr. Ramsbottom’s medical benefits would be paid by the Company for 18 months. Based upon the total shareholder return of the Company as of September 30, 2009 relative to the specified peer group, 25% of Mr. Ramsbottom’s total shareholder return performance share award would accelerate and vest upon termination.

(2)
Mr. Cohrs’ cash severance payments would equal the sum of (a) his annual base salary paid over the one year period after executive’s termination date and (b) a target bonus equal to 60% of his annual base salary paid on the date when executive bonuses are paid for the fiscal year in which the termination takes place. Mr. Cohrs’ medical benefits would be paid by the Company for 18 months. Based upon the total shareholder return of the Company as of September 30, 2009 relative to the specified peer group, 25% of Mr. Cohrs’ total shareholder return performance share award would accelerate and vest upon termination. In addition, the restricted stock units scheduled to vest over the next 12 months pursuant to his inducement award would accelerate and vest upon termination.

(3)
Mr. Miller’s cash severance payments would equal the sum of (a) his annual base salary paid over the one year period after executive’s termination date and (b) a target bonus equal to 50% of his annual base salary paid on the date when executive bonuses are paid for the fiscal year in which the termination takes place. Mr. Miller’s medical benefits would be paid by the Company for 18 months. Based upon the total shareholder return of the Company as of September 30, 2009 relative to the specified peer group, 25% of Mr. Miller’s total shareholder return performance share award would accelerate and vest upon termination.

(4)
Mr. Penning’s cash severance payments would equal the sum of (a) his annual base salary paid over the one year period after his termination date and (b) a target bonus equal to 50% of his annual base salary paid on the date when executive bonuses are paid for the fiscal year in which the termination takes place. Mr. Penning’s medical benefits would be paid by the Company for 18 months. Based upon the total shareholder return of the Company as of September 30, 2009 relative to the specified peer group, 25% of Mr. Penning’s total shareholder return performance share award would accelerate and vest upon termination. In addition, the restricted stock units scheduled to vest over the next 12 months pursuant to his inducement award would accelerate and vest upon termination.

(5)
Mr. Morris’ cash severance payments would equal the sum of (a) his annual base salary paid over the one year period after his termination date and (b) a target bonus equal to 50% of his annual base salary paid on the date when executive bonuses are paid for the fiscal year in which the termination takes place. Mr. Morris’ medical benefits would be paid by the Company for 18 months. Based upon the total shareholder return of the Company as of September 30, 2009 relative to the specified peer group, 25% of Mr. Morris’s total shareholder return performance share award would accelerate and vest upon termination.

Termination without Cause upon a Change in Control as of September 30, 2009

	Cash	Acceleration	Medical
	Severance	of Restricted	Benefits
Name	Payments	Stock Units	Payments	Gross-up	Total
D. Hunt Ramsbottom (1)	$1,340,800	$822,453	—	—	$2,163,253
Dan J. Cohrs (2)	$607,200	$705,510	—	—	$1,312,710
Douglas M. Miller (3)	$527,250	$263,788	—	—	$791,038
Richard T. Penning (3)	$440,100	$368,986	—	—	$809,086
Colin M. Morris (3)	$355,700	$225,684	—	—	$581,384

(1)
Mr. Ramsbottom’s cash severance payments would equal the sum of (a) two times his annual base salary and (b) the higher of (i) his target bonus equal to his annual base salary or (ii) his prior year’s actual bonus. The cash severance payments would be due within ten business days of his termination. All of Mr. Ramsbottom’s restricted stock units would accelerate and vest upon termination.

(2)
Mr. Cohrs’ cash severance payments would equal the sum of (a) his annual base salary and (b) the higher of (i) his target bonus equal to 60% of his annual base salary or (ii) his prior year’s actual bonus. The cash severance payments would be due within ten business days of his termination. All of executive’s performance share awards and restricted stock units would accelerate and vest upon termination.

(3)
The executive’s cash severance payments would equal the sum of (a) executive’s annual base salary and (b) the higher of (i) executive’s target bonus equal to 50% of his annual base salary or (ii) executive’s prior year’s actual bonus. The cash severance payments would be due within ten business days of executive’s termination. All of executive’s performance share awards and restricted stock units would accelerate and vest upon termination

Director Compensation
The following table sets forth compensation information with respect to our non-employee directors as of the end of the last fiscal year.

					Change in Pension
	Fees			Non-Equity	Value and
	Earned or			Incentive	Nonqualified
	Paid in	Stock	Option	Plan	Deferred	All Other
	Cash	Awards	Awards	Compensation	Compensation	Compensation	Total
Name	($)	($) (1)	($) (1)	($)	Earnings	($)	($)
Michael S. Burke	$35,000	$57,764	$7,866	—	—	—	$100,630
Michael F. Ray	$31,500	$57,764	$7,866	—	—	—	$97,130
Ronald M. Sega	$24,000	$57,764	$7,866	—	—	—	$89,630
Edward M. Stern	$31,500	$57,764	$7,866	—	—	—	$97,130
Halbert S. Washburn	$28,000	$57,764	$7,866	—	—	—	$93,630
Dennis L. Yakobson	$35,000	$57,764	$7,866	—	—	—	$100,630

(1)	The amounts reflect stock based compensation recognized for financial statement reporting purposes in fiscal year 2009, calculated in accordance with the applicable guidance.
The following table sets forth information with respect to the directors concerning the stock and option awards during the last fiscal year.

		Grant Date		Grant Date
	Stock	Fair Value	Option	Fair Value
	Awards	Stock	Awards	Options
Director
Michael S. Burke	65,600	$39,360	15,000	$5,250
Michael F. Ray	65,600	$39,360	15,000	$5,250
Ronald M. Sega	65,600	$39,360	15,000	$5,250
Edward M. Stern	65,600	$39,360	15,000	$5,250
Halbert S. Washburn	65,600	$39,360	15,000	$5,250
Dennis L. Yakobson	65,600	$39,360	115,000	$128,250
The aggregate number of stock awards and the aggregate number of option awards outstanding as of September 30, 2009 for directors are:

	Unvested	Unexercised
	Stock	Option
	Awards	Awards
Director
Michael S. Burke	—	65,000
Michael F. Ray	—	100,000
Ronald M. Sega	—	50,000
Edward M. Stern	—	65,000
Halbert S. Washburn	—	80,000
Dennis L. Yakobson	—	160,000
Directors who are employees of Rentech do not receive additional compensation for their services. Effective January 2010, the compensation plan for nonemployee directors provides for an annual retainer of $30,000 to be paid in $7,500 quarterly increments to each outside director. Additional cash compensation is provided for participation in committees of the Board, up to a maximum of $15,000 per year for all committee work. The Chairman of the Board receives $25,000 per year, the Chairman of the Audit Committee receives $15,000 per year; the Chairman of the Compensation and the Chairman of the Nominating Committee receive $7,500 per year; and regular committee members receive $5,000 per year. Directors are reimbursed for reasonable out-of-pocket expenses incurred in their capacity as directors. No additional cash fees are paid to directors for attendance at Board or committee meetings.
Each new non-employee member of the Board is granted a five-year, fully-vested option to purchase 20,000 shares of the Company’s common stock at the fair market value of the Company’s common stock on the date of grant. Each non-employee director serving immediately following the Company’s annual meeting of shareholders also is granted the number of shares of fully vested Company common stock obtained by dividing $50,000 by the fair market value of the Company’s common stock on the date of grant, rounded up to the nearest 100 shares. Each non-employee director serving immediately following the Company’s annual meeting of shareholders also is granted a stock option with a six-year term to purchase shares of the Company’s common stock equal in value to $25,000 based on the Black-Scholes option-pricing model at an exercise price equal to the fair market value of a share of the Company’s common stock on the date of grant, determined in accordance with our Incentive Plan. The stock option will vest in a single installment on the earlier of the one year anniversary of the date of grant and the Company’s annual meeting of shareholders, subject to the director’s continued Board service through such date.

Employment Contracts
As of September 30, 2009, we had entered into employment agreements with certain of our named executive officers including, Messrs. Ramsbottom, Cohrs, Miller and Penning. We entered into an employment agreement with Mr. Morris in November 2009. These employment agreements are described below.
D. Hunt Ramsbottom
Mr. Ramsbottom’s employment agreement continues through December 31, 2011, subject to automatic one-year renewals, and provides for a current base salary of $419,000 per year (subject to increase) and a bonus opportunity targeted at 100% of base salary (with actual bonus eligibility ranging from 0 — 200% of base salary). Upon a termination of Mr. Ramsbottom’s employment without “cause” or with “good reason” (each as defined in his employment agreement) or due to a non-renewal of his employment term by the Company, Mr. Ramsbottom is entitled to receive an amount equal to three times his base salary, payable over two years, in addition to Company-paid continuation health benefits for up to eighteen months, provided that he signs a release of claims against the Company. If Mr. Ramsbottom’s employment terminates without “cause,” with “good reason” or due to a non-renewal of his employment term by the Company in connection with a change in control of the Company, his cash severance will be paid in a lump sum and, if his annual bonus for the year immediately preceding his termination exceeds his then-current base salary, the cash severance will equal twice his base salary plus the amount of his prior year annual bonus (instead of three times his base salary).
Dan J. Cohrs
Mr. Cohrs’ employment agreement continues through October 22, 2011, subject to automatic one-year renewals, and provides for a current base salary of $363,000 per year (subject to increase) and a bonus opportunity targeted at 60% of base salary (with actual bonus eligibility ranging from 0 — 120% of base salary). Under Mr. Cohrs’ employment agreement, in December 2008 Mr. Cohrs was granted 325,000 restricted stock units (vesting in annual increments over three years) and 110,500 performance shares which vest subject to the attainment of specified performance objectives. Mr. Cohrs’ employment agreement also provides for a one-time commencement payment of $25,000. Upon a termination of Mr. Cohrs’ employment without “cause” or with “good reason” (each as defined in his employment agreement), Mr. Cohrs is entitled to receive an amount equal to one times his base salary, payable over one year, in addition to payment of his target bonus and Company-paid continuation health benefits for up to eighteen months, provided that he signs a release of claims against the Company. If Mr. Cohrs’ employment terminates without “cause,” with “good reason” or due to a non-renewal of his employment term by the Company in connection with a change in control of the Company, his cash severance will be paid in a lump sum and, if his annual bonus for the year immediately preceding his termination exceeds his target bonus, the prior year’s actual bonus will be substituted for the target bonus. If Mr. Cohrs employment terminates due to a non-renewal of his employment term by the Company (other than in connection with a change in control of the Company), Mr. Cohrs is entitled to receive an amount equal to one times his base salary, payable over one year, in addition to which he may receive payment of a discretionary bonus.
Douglas M. Miller
Mr. Miller’s employment agreement continues through January 20, 2011, subject to automatic one-year renewals, and provides for a current base salary of $351,500 per year (subject to increase) and a bonus opportunity targeted at 50% of base salary (with actual bonus eligibility ranging from 0 — 100% of base salary). Upon a termination of Mr. Miller’s employment without “cause” or with “good reason” (each as defined in his employment agreement), Mr. Miller is entitled to receive an amount equal to one times his base salary, payable over one year, in addition to Company-paid continuation health benefits for up to eighteen months, and payment of his target bonus, provided that he signs a release of claims against the Company. If Mr. Miller’s employment terminates without “cause,” with “good reason” or due to a non-renewal of his employment term by the Company in connection with a change in control of the Company, his cash severance will be paid in a lump sum and, if his annual bonus for the year immediately preceding his termination exceeds his target bonus, the prior year’s actual bonus will be substituted for the target bonus. If Mr. Miller’s employment terminates due to a non-renewal of his employment term by the Company (other than in connection with a change in control of the Company), Mr. Miller is entitled to receive an amount equal to one times his base salary, payable over one year, in addition to which he may receive payment of a discretionary bonus.

Richard T. Penning
Mr. Penning’s employment agreement continues through January 15, 2011, subject to automatic one-year renewals, and provides for a current base salary of $293,400 per year (subject to increase) and a bonus opportunity targeted at 50% of base salary (with actual bonus eligibility ranging from 0 — 100% of base salary). Upon a termination of Mr. Penning’s employment without “cause” or with “good reason” (each as defined in his employment agreement), Mr. Penning is entitled to receive an amount equal to one times his base salary plus up to an additional $32,000 in connection with certain relocation expenses, each payable over one year, in addition to Company-paid continuation health benefits for up to eighteen months and payment of his target bonus, provided that he signs a release of claims against the Company. If Mr. Penning’s employment terminates without “cause,” with “good reason” or due to a non-renewal of his employment term by the Company in connection with a change in control of the Company, his cash severance will be paid in a lump sum and, if his annual bonus for the year immediately preceding his termination exceeds his target bonus, the prior year’s actual bonus will be substituted for the target bonus. If Mr. Penning’s employment terminates due to a non-renewal of his employment term by the Company (other than in connection with a change in control of the Company), Mr. Penning is entitled to receive an amount equal to one times his base salary plus up to an additional $32,000 in connection with certain relocation expenses, payable over one year, in addition to which he may receive payment of a discretionary bonus.
Colin M. Morris
Mr. Morris’ employment agreement continues through November 3, 2010, subject to automatic one-year renewals, and provides for a current base salary of $236,500 per year (subject to increase) and a bonus opportunity targeted at 50% of base salary (with actual bonus eligibility ranging from 0 — 100% of base salary). Upon a termination of Mr. Morris’ employment without “cause” or with “good reason” (each as defined in his employment agreement), Mr. Morris is entitled to receive an amount equal to one times his base salary, payable over one year, in addition to Company-paid continuation health benefits for up to eighteen months, and payment of his target bonus, provided that he signs a release of claims against the Company. If Mr. Morris’ employment terminates without “cause,” with “good reason” or due to a non-renewal of his employment term by the Company in connection with a change in control of the Company, his cash severance will be paid in a lump sum and, if his annual bonus for the year immediately preceding his termination exceeds his target bonus, the prior year’s actual bonus will be substituted for the target bonus. If Mr. Morris’ employment terminates due to a non-renewal of his employment term by the Company (other than in connection with a change in control of the Company), Mr. Morris is entitled to receive an amount equal to one times his base salary, payable over one year, in addition to which he may receive payment of a discretionary bonus.
The employment agreements entitle the executives to a “gross-up” payment from the Company equal to any excise taxes that the executive incurs under Internal Revenue Code Section 280G (and any taxes on such gross-up payment) in connection with a change in control of the Company. The agreements also provide in addition to customary health, welfare, retirement and vacation benefits and certain other perquisites and contain customary confidentiality and other restrictive covenants. Each of the executives covered by an employment agreement has also executed a corporate confidentiality and proprietary rights agreement. Though not addressed in the employment agreements, each of the NEOs is entitled to accelerated vesting of certain equity awards in the event of a change in control of the Company.
Compensation Committee Interlocks and Insider Participation
During fiscal year 2009, the following individuals served as members of the Compensation Committee: Michael F. Ray, Halbert S. Washburn, and Edward M. Stern. None of these individuals has ever served as an officer or employee of the Company or any of its subsidiaries. No executive officer of the Company has served as a director or member of the compensation committee of another entity at which an executive officer of such entity is also a director of the Company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth certain information regarding beneficial ownership of Rentech’s common stock as of January 13, 2010 by (i) all owners of record or those who are known to Rentech to beneficially own more than 5% of the issued and outstanding shares of Rentech’s common stock, (ii) each director and NEO identified in the tables under “Executive Compensation,” and (iii) by all named executive officers and directors as a group:

Directors and Executive Officers (1)(2)	Amount and Nature of	Percent
Listed in alphabetical order	Beneficial Ownership (3)	of Class
Michael S. Burke	159,400	*
Dan J. Cohrs	86,006	*
Douglas M. Miller	429,154	*
Colin M. Morris	246,042	*
Richard T. Penning	323,844	*
D. Hunt Ramsbottom (4)(5)	2,881,543	1.3%
Michael F. Ray (6)	405,385	*
Ronald M. Sega	129,400	*
Edward M. Stern	169,400	*
Halbert S. Washburn	186,400	*
John A. Williams (7)	7,335,953	3.4%
Dennis L. Yakobson (8)	594,904	*

All Directors and Executive Officers as a Group (12 persons)	12,967,431	6.0%

Beneficial Owners of	Amount and Nature of	Percent
More than 5%	Beneficial Ownership	of Class
BlackRock, Inc. (9)	20,617,183	9.7%

*	Less than 1%.

(1)
Except as otherwise noted and subject to applicable community property laws, each shareholder has sole voting and investment power with respect to the shares beneficially owned. The business address of each director and executive officer is c/o Rentech, Inc., 10877 Wilshire Blvd., Suite 710, Los Angeles, CA 90024.

(2)
If a person has the right to acquire shares of common stock subject to options and other convertible or exercisable securities within 60 days of January 13, 2010, then such shares are deemed outstanding for purposes of computing the percentage ownership of that person, but are not deemed outstanding for purposes of computing the percentage ownership of any other person. The following shares of common stock subject to stock options, warrants and restricted stock units (including restricted stock units which are fully vested but not yet paid out until the earlier of the recipient’s termination and three years from award) may be acquired within 60 days of January 13, 2010 and are included in the table above:

•	Michael S. Burke — 50,000 under options;

•	Dan J. Cohrs — 16,402 under restricted stock units;

•	Douglas M. Miller — 130,000 under options and 79,758 under restricted stock units;

•	Colin M. Morris — 75,000 under options and 69,380 under restricted stock units;

•	Richard T. Penning — 149,928 under restricted stock units;

•	D. Hunt Ramsbottom — 2,082,500 under warrants, 250,000 under options and 253,970 under restricted stock units;

•	Michael F. Ray — 62,248 under warrants and 85,000 under options;

•	Ronald M. Sega — 35,000 under options;

•	Edward M. Stern — 50,000 under options;

•	Halbert S. Washburn — 65,000 under options;

•	John A. Williams — 20,000 under options; and

•	Dennis L. Yakobson — 45,000 under options.

(3)	Information with respect to beneficial ownership is based upon information furnished by each shareholder or contained in filings with the Securities and Exchange Commission.

(4)
Includes a warrant held by East Cliff Advisors, LLC for 2,082,500 shares and excludes a warrant held by East Cliff Advisors, LLC for 787,500 shares. With respect to the warrant for 787,500 shares, half of these warrants will vest upon the earlier of Rentech’s stock price reaching $5.25 or higher for 12 consecutive trading days or December 31, 2011 as long as Mr. Ramsbottom is still an employee of the Company. The other 393,750 warrants will vest upon Rentech’s stock price reaching $5.25 or higher for 12 consecutive trading days. The exercise price of each of the warrants is $1.82 per share. Mr. Ramsbottom is the managing member and has sole investment and voting power in East Cliff Advisors, LLC.

(5)	Includes 24,000 shares held for the benefit of Mr. Ramsbottom’s children as to which Mr. Ramsbottom disclaims beneficial ownership.

(6)	Includes 7,500 shares held by Mr. Ray’s spouse’s IRA as to which Mr. Ray disclaims beneficial ownership.

(7)	Includes 1,708,582 shares held for the benefit of Mr. Williams’ children as to which Mr. Williams disclaims beneficial ownership.

(8)	Includes 20,000 shares held in custodial accounts as to which Mr. Yakobson disclaims beneficial ownership.

(9)
Based on information in a Schedule 13G filed by BlackRock, Inc. (“BlackRock”) with the SEC on January 8, 2010 for its holdings as of December 31, 2009. BlackRock reported that it has sole power to vote and to dispose of all 20,617,183 shares. BlackRock’s principal business office address is 40 East 52nd Street, New York, NY 10022.

Equity Compensation Plan Information
The following table provides information as of September 30, 2009 with respect to our compensation plans, including individual compensation arrangements, under which our equity securities are authorized for issuance.

			Number of
			securities remaining
	Number of securities		available for future
	to be issued	Weighted-average	issuance under equity
	upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights (a)	warrants and rights (b)	reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,867,000	$1.78	11,384,000
Equity compensation plans not approved by security holders	2,580,000	$1.52	—

Total	6,447,000	$1.68	11,384,000

The equity securities issued as compensation under shareholder approved compensation plans consist of stock options, restricted stock units and performance shares. The equity securities issued as compensation without shareholder approval consist of stock options, stock purchase warrants and restricted stock units. The stock options and stock purchase warrants have exercise prices equal to the fair market value of our common stock, as reported by the NYSE Amex, as of the date the securities were granted. The options and warrants may be exercised for a term ranging from five to ten years after the date they were granted.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Certain Relationships and Related Party Transactions
Pursuant to its charter, the Audit Committee of the Board of Directors is responsible for reviewing and approving all related party transactions. While we do not have a formal written policy or procedure for the review, approval or ratification of related party transactions, the audit committee must review the material facts of any such transaction and approve that transaction on a case by case basis.
Mr. Williams was a greater than 10% shareholder of SilvaGas Holdings Corporation when it was acquired by the Company in June of 2009 pursuant to the terms of an Agreement and Plan of Merger (the “Merger Agreement”). In addition to the consideration paid at the closing, the former SilvaGas stockholders may be entitled to receive additional shares of the Company’s common stock as earn-out consideration. Potential earn-out consideration will be calculated based on the degree to which the biomass gasification unit implementing SilvaGas technology at the Company’s proposed project in Rialto, California, or an alternative project to be designated by the Company, achieves certain performance criteria no later than March 29, 2022. Depending on the performance of the gasifier, such additional earn-out consideration may vary from zero to the sum of (i) 6,250,000 shares of Company common stock and (ii) that number of shares equal in value to $5,500,000 at the time of any such payment (provided that such number may not exceed 11,000,000 shares). In the event the SilvaGas biomass gasification unit fails to achieve the performance criteria, SilvaGas stockholders may be entitled to receive shares of the Company’s common stock with a value equal to a portion of the licensing fees and other royalties the Company receives from licensing the SilvaGas technology. The SilvaGas stockholders will not be entitled to receive such common stock unless the licensing fees and other royalties received by the Company exceed a certain threshold. In no event will the aggregate consideration paid in shares of the Company to SilvaGas stockholders at closing and as earn-out consideration exceed 20% of the total outstanding common stock of the Company as of the date of the Merger Agreement.
For identification of each director determined to be independent, see Item 10 “Directors, Executive Officers and Corporate Governance.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The following table presents fees billed and expected to be billed for professional audit services rendered by PricewaterhouseCoopers LLP and Ehrhardt Keefe Steiner & Hottman PC for fiscal years 2009 and 2008, as applicable, and fees billed and expected to be billed for other services rendered by PricewaterhouseCoopers LLP and Ehrhardt Keefe Steiner & Hottman PC for fiscal years 2009 and 2008, as applicable.

	Fiscal Year	Fiscal Year
	2009	2008
PricewaterhouseCoopers LLP (1):
Audit Fees (2)	$888,505	$—
Audit-Related Fees (3)	33,970	—
Tax Fees (4)	111,890	—

Total	$1,034,365	$—

Ehrhardt Keefe Steiner & Hottman PC (5):
Audit Fees (6)	$223,016	$706,642
Audit-Related Fees (3)	27,799	25,876
Tax Fees (7)	86,150
All Other Fees (8)	59,796

Total	$396,761	$732,518

(1)
Effective June 8, 2009, the Audit Committee of the Board of Directors of the Company approved the engagement of PricewaterhouseCoopers LLP (“PwC”) as the Company’s independent registered public accounting firm for the fiscal year ending September 30, 2009. During the fiscal years ended September 30, 2008 and September 30, 2007, and during the subsequent interim period from October 1, 2008 through June 8, 2009, respectively, neither the Company nor anyone acting on its behalf has consulted with PwC with respect to either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, and neither a written report nor oral advice was provided to the Company that PwC concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

(2)
Represents the aggregate fees billed and expected to be billed for professional services rendered for the audit of Rentech’s consolidated financial statements for the fiscal year ended September 30, 2009, and for the audit of Rentech’s internal control over financial reporting and for reviews of the financial statements included in Rentech’s quarterly reports on Form 10-Q, assistance with Securities Act filings and related matters, consents issued in connection with SEC filings, and consultations on financial accounting and reporting standards arising during the course of the audit for fiscal year 2009.

(3)	Represents fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Rentech’s financial statements, and are not reported as Audit Fees.

(4)	Represents the aggregate fees billed and expected to be billed for Rentech’s 2009 tax return and tax consultation regarding property and sales tax issues.

(5)
Effective June 8, 2009, the Audit Committee of the Board of Directors of the Company approved the dismissal of Ehrhardt Keefe Steiner & Hottman PC (“EKS&H”) as the Company’s independent registered public accounting firm. During the years ended September 30, 2008 and September 30, 2007, and during the subsequent interim periods from October 1, 2008 through June 8, 2009, the Company had no disagreements with EKS&H on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure that, if not resolved to EKS&H’s satisfaction, would have caused EKS&H to make reference to the subject matter thereof in connection with its report on the Company’s consolidated financial statements for either of such years. The reports of EKS&H on the Company’s consolidated financial statements as of September 30, 2008 and September 30, 2007, and for each of the years in the three-year period ended September 30, 2008 and in the three-year period ended September 30, 2007, did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles. During the fiscal years ended September 30, 2008 and September 30, 2007, and during the subsequent interim period from October 1, 2008 through June 8, 2009, there were no “reportable events” (as defined in Item 304(a)(1)(v) of Regulation S-K), except that in EKS&H’s report dated December 14, 2008 (which was included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2008) on the Company’s internal control over financial reporting as of September 30, 2008, EKS&H expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting due to the existence of the material weakness identified and described in “Management’s Report on Internal Control Over Financial Reporting” under Item 9A in the 2008 Form 10-K. During fiscal year 2009, the Company reported in its Quarterly Report for the period ended March 31, 2009 that the material weakness previously identified in the Company’s internal control over financial reporting as of September 30, 2008 had been significantly reduced through the improvements to the Company’s internal control over financial reporting implemented during the past two fiscal quarters.

(6)
Represents the aggregate fees billed for professional services rendered for the audit of Rentech’s consolidated financial statements for the fiscal year ended September 30, 2008, and for the audit of management’s assessment of internal controls, and for reviews of the financial statements included in Rentech’s quarterly reports on Form 10-Q, assistance with Securities Act filings and related matters, consents issued in connection with SEC filings, and consultations on financial accounting and reporting standards arising during the course of the audit for fiscal year 2008.

(7)	Represents the aggregate fees expected to be billed for Rentech’s 2009 tax provision.

(8)	Represents fees billed for comfort letters issued related to direct sales of equity.
The Audit Committee is required to pre-approve all audit services and non-audit services (other than de minimis non-audit services as defined by the Sarbanes-Oxley Act of 2002). Non-audit services were reviewed with the Audit Committee, which concluded that the provision of such services by PricewaterhouseCoopers LLP were compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. The Audit Committee pre-approved all fees incurred in fiscal year 2009, except for work completed by PwC for comfort letters related to two equity transactions. The full Board of Directors approved both equity transactions and pre-approved all related work necessary to complete the transactions. The fees for the work on the comfort letters constituted less than 5% of the total PwC fees.
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

10.8	*	Employment Agreement by and between Rentech, Inc. and Dan J. Cohrs, dated October 22, 2008 (incorporated by reference to Exhibit 10.21 to Annual Report on Form 10-K filed December 15, 2008).

10.9	*
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

10.26	***
Waiver and Amendment Letter, dated August 11, 2009 by and among Rentech Energy Midwest Corporation, as the borrower, Rentech, Inc. and Credit Suisse, Cayman Islands Branch, individually and as Administrative Agent and Collateral Agent.

10.27	***
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

10.35	***	Amendment to the Distribution Agreement, dated October 13, 2009 among Rentech Energy Midwest Corporation, Rentech Development Corporation and Agrium U.S., Inc.

10.36		Second Amendment to Lease, dated January 21, 2010, by and between Rentech, Inc. and Center West (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed January 26, 2010).

12.1		Computation of Ratio of Earnings to Fixed Charges

14		Code of Ethics (incorporated by reference to Exhibit 14 to Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 filed on December 15, 2008).

21	***	Subsidiaries of Rentech, Inc.

23.1	***	Consent of Independent Registered Public Accounting Firm.

23.2	***	Consent of Independent Registered Public Accounting Firm.

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14 or Rule 15d-14(a).

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14 or Rule 15d-14(a).

32.1	***	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	***	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Management contract or compensatory plan or arrangement.

**	Certain portions of this Exhibit have been omitted and filed separately under an application for confidential treatment.

***	Previously filed.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rentech, Inc.
/s/ D. Hunt Ramsbottom
D. Hunt Ramsbottom,
Chief Executive Officer and President
Date: January 28, 2010