Form 10-Q
period 2009-12-31
RENTECH INC /CO/
filed 2010-02-09
CIK 868725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the Registrant’s common stock outstanding as of January 29, 2010 was 213,366,149.

RENTECH, INC.
Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
RENTECH, INC.
Consolidated Balance Sheets
(Amounts in thousands, except per share data)

	As of
	December 31,	September 30,
	2009	2009
	(Unaudited)

ASSETS
Current assets
Cash and cash equivalents	$47,081	$69,117
Restricted cash, short-term	150	150
Accounts receivable, net of allowance for doubtful accounts of $0 at December 31, 2009 and September 30, 2009	6,707	9,757
Inventories	9,505	12,222
Deposits on gas contracts	1,973	724
Prepaid expenses and other current assets	2,456	3,858
Other receivables, net	554	1,810

Total current assets	68,426	97,638

Property, plant and equipment, net	59,643	54,249

Construction in progress	25,978	28,037

Other assets
Other assets and deposits	15,859	14,676
Available for sale securities, non-current	4,106	6,000

Total other assets	19,965	20,676

Total assets	$174,012	$200,600

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,372	$5,495
Accrued payroll and benefits	3,361	6,204
Accrued liabilities	11,150	11,801
Line of credit on available for sale securities	2,338	4,532
Deferred revenue	11,665	18,203
Accrued interest	2,341	2,930
Current portion of long-term debt and term loan	4,712	36,440

Total current liabilities	39,939	85,605

Long-term liabilities
Long-term debt, net of current portion	32,912	907
Long-term convertible debt to stockholders	38,344	37,271
Advance for equity investment	7,892	7,892
Other long-term liabilities	267	243

Total long-term liabilities	79,415	46,313

Total liabilities	119,354	131,918

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock: $10 par value; 1,000 shares authorized; 90 series A convertible preferred shares authorized and issued; no shares outstanding and $0 liquidation preference	—	—
Series C participating cumulative preferred stock: $10 par value; 500 shares authorized; no shares issued and outstanding	—	—
Common stock: $.01 par value; 350,000 shares authorized; 213,366 and 212,696 shares issued and outstanding at December 31, 2009 and September 30, 2009, respectively	2,134	2,127
Additional paid-in capital	323,249	321,809
Accumulated deficit	(270,725)	(255,254)

Total stockholders’ equity	54,658	68,682

Total liabilities and stockholders’ equity	$174,012	$200,600

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.
Consolidated Statements of Operations
(Amounts in thousands, except per share data)

	For the Three Months
	Ended December 31,
	2009	2008
	(Unaudited)
		(As Restated)
Revenues
Product sales	$27,023	$50,737
Service revenues	115	31

Total revenues	27,138	50,768

Cost of sales
Product sales	28,184	37,046
Service revenues	106	—

Total cost of sales	28,290	37,046

Gross profit (loss)	(1,152)	13,722

Operating expenses
Selling, general and administrative expenses	7,069	5,994
Depreciation and amortization expenses	497	328
Research and development expenses	3,824	5,438

Total operating expenses	11,390	11,760

Operating income (loss)	(12,542)	1,962

Other income (expense)
Interest and dividend income	114	238
Interest expense	(3,267)	(3,113)
Gain on sale of investments	242	—
Other expense	(22)	(72)

Total other expense	(2,933)	(2,947)

Loss from continuing operations before income taxes	(15,475)	(985)
Income tax expense	—	14

Loss from continuing operations	(15,475)	(999)

Discontinued operations:
Gain on sale of discontinued operations, net of tax of $0	4	11

Income from discontinued operations	4	11

Net loss	$(15,471)	$(988)

Basic and diluted net loss per common share:
Continuing operations	$(0.07)	$(0.01)
Discontinued operations	0.00	0.00

Net loss	$(0.07)	$(0.01)

Weighted-average shares used to compute basic and diluted net loss per common share:	212,772	166,652

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.
Consolidated Statement of Stockholders’ Equity
(Amounts in thousands)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
	(Unaudited)
Balance, September 30, 2009 (as originally reported)	212,696	$2,127	$293,299	$(246,227)	$49,199
Cumulative effect of accounting change (adoption of FSP APB 14-1)	—	—	28,510	(9,027)	19,483

Balance, September 30, 2009 (as adjusted)	212,696	2,127	321,809	(255,254)	68,682
Payment of offering costs	—	—	(13)	—	(13)
Common stock issued for cash on options exercised	15	—	16	—	16
Common stock issued for a cashless exercise of warrants	724	7	(7)	—	—
Stock-based compensation issued for services	—	—	1,508	—	1,508
Restricted stock units surrendered for withholding taxes payable	—	1	(65)	—	(64)
Restricted stock units settled in shares	(69)	(1)	1	—	—
Net loss	—	—	—	(15,471)	(15,471)

Balance, December 31, 2009	213,366	$2,134	$323,249	$(270,725)	$54,658

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.
Consolidated Statements of Cash Flows
(Amounts in thousands)

	For the Three Months
	Ended December 31,
	2009	2008
	(Unaudited)
		(As Restated)
Cash flows from operating activities
Net loss	$(15,471)	$(988)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,979	2,012
Accretion expense	8	—
Utilization of spare parts	564	287
Gain on disposal of property, plant and equipment	(15)	—
Non-cash interest expense	2,021	1,420
Reversal of non-cash marketing expense	—	(380)
Realized gain on sale of investments	(242)	—
Gain on sale of subsidiary	(4)	(11)
Stock-based compensation	1,508	1,085
Equity in loss of investee	129	—

Changes in operating assets and liabilities
Accounts receivable	2,050	1,575
Property insurance claim receivable	1,795	—
Other receivables	(40)	29
Inventories	2,492	(4,127)
Deposits on gas contracts	(1,249)	2,231
Prepaid expenses and other current assets	(31)	837
Accounts payable	(1,037)	(3,403)
Deferred revenue	(6,538)	(22,402)
Accrued interest	(589)	(638)
Accrued liabilities, accrued payroll and other	(3,448)	(2,136)

Net cash used in operating activities	(15,118)	(24,609)

Cash flows from investing activities
Purchase of property, plant, equipment and construction in progress	(6,498)	(3,588)
Proceeds from disposal of property, plant and equipment	1,014	—
Issuance of note receivable	(500)	—
Proceeds from sale of available for sale securities	2,136	—
Proceeds from earn-out receivables	4	11
Other items	(321)	(199)

Net cash used in investing activities	(4,165)	(3,776)

Cash flows from financing activities
Payments of debt and notes payable	(5)	(5,618)
Payments on notes payable for financed insurance premiums	(557)	(752)
Payment of offering costs	(13)	—
Payments on line of credit on available for sale securities	(2,194)	(52)
Repurchase of common stock	—	(2)
Proceeds from options and warrants exercised	16	—

Net cash used in financing activities	(2,753)	(6,424)

Decrease in cash and cash equivalents	(22,036)	(34,809)
Cash and cash equivalents, beginning of period	69,117	63,722

Cash and cash equivalents, end of period	$47,081	$28,913

RENTECH, INC.
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Continued from previous page)
Excluded from the statements of cash flows for the three months ended December 31, 2009 and 2008 were the effects of certain non-cash investing and financing activities as follows:

	For the Three Months
	Ended December 31,
	2009	2008
	(Unaudited)
Cashless exercise of warrants	$7	$—
Purchase of insurance policies financed with a note payable	379	770
Rescission of notes receivable on repurchase of common stock	—	606
Restricted stock units surrendered for withholding taxes payable	64	23
See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.
Notes to Consolidated Financial Statements
(Unaudited)
Note 1 — Basis of Presentation
The accompanying unaudited consolidated financial statements of Rentech, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial position at December 31, 2009, and the results of operations and cash flows for the periods presented. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three months ended December 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2010. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009.
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
The Company has evaluated events, if any, which occurred subsequent to December 31, 2009 through February 9, 2010, which is the date these financial statements were issued, to ensure that such events have been properly reflected in these statements.
Certain prior period amounts have been reclassified to conform to the fiscal year 2010 presentation.
In its Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 14, 2009, the Company restated its consolidated balance sheet at September 30, 2008, and its consolidated statements of operations, its changes in stockholders’ equity (deficit) and cash flows for the fiscal year ended September 30, 2008. The report also presented restated selected quarterly financial data for the quarters ended June 30, 2009, March 31, 2009 and December 31, 2008.
The amounts presented in this Form 10-Q have been restated to correct previous errors and to be consistent with the Company’s presentation of restatements in its Form 10-K filed December 14, 2009, by reclassifying deposits on natural gas purchase contracts from inventory to deposits, and to reverse the effects of the lower-of-cost-or-market adjustments related to those deposits in the consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows. As reported in the Company’s most recent Form 10-K, these corrections materially changed the timing, but not the total amount, of the recognition of expenses for purchases of natural gas. In periods in which inventory impairments have been reversed, the cost of gas recognized are lower than under the previous treatment. In periods following the inventory impairments that were recorded under the prior treatment, the cost of goods sold are higher than the cost recognized under the previous treatment. The correction in accounting treatment had no effect on cash flows.

RENTECH, INC.
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
The following table (in thousands, except per share data) presents the effects of the restatement on total cost of sales, gross profit, write down of inventory to market, loss from continuing operations before income taxes, net loss and net loss per common share for the quarter ended December 31, 2008, consistent with the presentation in the Company’s Form 10-K filed December 14, 2009.

	First Quarter
	December 31, 2008
	As				As
	Previously	Restatement	As		Stated in this
	Reported	Adjustments	Restated	Adjustments	Report
Total cost of sales	$40,416	$(4,061)	$36,355	$691 (1)	$37,046
Gross profit (loss)	9,661	4,061	13,722	—	13,722
Write down of inventory to market	10,115	(10,115)	0	—	0
Interest expense	2,387	—	2,387	726 (2)	3,113
Income (loss) from continuing operations before income taxes	(4,320)	4,061	(259)	(726)	(985)
Net income (loss)	(4,323)	4,061	(262)	(726)	(988)
EPS — Basic	(0.03)	0.03	0.00	(0.01)	(0.01)
EPS — Diluted	(0.03)	0.03	0.00	(0.01)	(0.01)

(1)	Certain prior period amounts related to sales commissions have been reclassified to conform to the fiscal year 2010 presentation.

(2)	Additional non-cash, interest expense due to adoption of new accounting guidance relating to convertible debt instruments, see additional information below.
In May 2008, the FASB issued FSP No. APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled In Cash Upon Conversion,” which specifies that issuers of such instruments shall separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption was not permitted. The guidance shall be applied retrospectively to all periods presented unless instruments were not outstanding during any period included in the consolidated financial statements. This guidance was effective for the Company’s fiscal year beginning October 1, 2009. The adoption of the guidance affected the accounting for our 4.00% Convertible Senior Notes. Upon adoption of the guidance, the estimated effective interest rate on our 4.00% Senior Convertible Notes increased to 18.00% as of the time of issuance, which resulted in the recognition of a $30,495,000 discount to the debt portion of these notes with an amount equal to that discount recorded to paid-in capital at the time of issuance. Such discount is amortized as interest expense (non-cash) over the remaining life of the 4.00% Senior Convertible Notes. As a result of the additional interest expense, capitalized interest, which is recorded in construction in progress, also increased.
Amounts related to the 4.00% Senior Convertible Notes are reflected in our consolidated balance sheet as follows (in thousands):

	As of September 30, 2009
	As Previously		As Stated in
	Reported	Adjustments	this Report
Construction in progress	$27,328	$709	$28,037
Long-term convertible debt to stockholders	$57,054	$(19,783)	$37,271
Additional paid-in capital	$293,299	$28,510	$321,809
Convertible debt components are as follows:

	As of
	December 31,	September 30,
	2009	2009
	(in thousands)

Convertible senior notes	$57,500	$57,500

Less unamortized discount	(18,741)	(19,783)

Less unamortized deferred financing charges	(415)	(446)

Long-term convertible debt to stockholders	$38,344	$37,271

For the three months ended December 31, 2009, the impact of adopting APB 14-1 is an increase to interest expense of $887,000.
Note 2 — Recent Accounting Pronouncements
In September 2006, the FASB issued a standard on fair value measurements that clarifies the principle that fair value shall be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. This standard is effective for consolidated financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB provided a one year deferral for the implementation of this standard for non-financial assets and liabilities recognized or disclosed at fair value on a non-recurring basis. The provisions of this standard were effective for the Company’s financial assets and liabilities for the fiscal year beginning October 1, 2008. The adoption of this standard for financial and non-financial assets and liabilities did not have a material impact on the Company’s consolidated financial position or results of operations.
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
Note 3 — Available for Sale Securities
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
In May 2008, the Company executed a line of credit with the custodian of its available for sale securities. In September 2008, the line of credit was assumed by Barclays Capital, Inc. (“Barclays”). The line of credit provides for aggregate borrowings up to $5,000,000 and such loans are secured by the Company’s available for sale securities. Borrowings under the line of credit accrue interest at the rate of LIBOR plus 1.50%. Under the terms of the line of credit, the Company is not subject to any covenants and there is no maturity date, but outstanding balances are payable on demand. As of December 31, 2009, $2,338,000 was outstanding under the line of credit which is shown as a current liability because it is payable on demand. The balance of the line of credit was reduced by $2,194,000 during the three months ended December 31, 2009 as a result of the sale through a tender offer of a portion of the securities for $2,136,000 and interest earned on the securities that was applied to the outstanding balance of the loan. The securities had a book value of $1,894,000, which resulted in a gain on sale of investments of $242,000.
The Company believes that its use of Level 3 inputs to value its available for sale securities was still required due to the absence of market activity and other observable pricing as of the measurement date. As of December 31, 2009 management calculated the fair value of auction rate securities based on the most current available credit rating for each security and the most current available interest rates yielded by these securities. The Company had to exercise significant judgment in regards to certain other factors used in the valuation. The probability of collections of interest payments and discounted sale price for each security, if the Company liquidated its position, was estimated based on the relative credit ratings. The total portfolio value was calculated at approximately $4,106,000 as of December 31, 2009. The following table presents the fair value hierarchy for the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2009:

As of December 31, 2009
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total Fair Value	Level 1	Level 2	Level 3
(in thousands)
Available for sale securities, non-current	$4,106	—	—	$4,106

RENTECH, INC.
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
The following table shows a reconciliation of the Company’s available for sale securities which are measured at fair value on a recurring basis using Level 3 inputs as the dates of the Consolidated Balance Sheets (in thousands).

Balance at September 30, 2009	$6,000
Net purchases and sales	(1,894)

Balance at December 31, 2009	$4,106

As of December 31, 2009, the scheduled maturity dates for the underlying securities ranged from December 2033 to December 2050. As of December 31, 2009 and September 30, 2009, the Company’s Level 3 assets and liabilities consisted entirely of available for sale securities.
Note 4 — Accounts Receivable
Accounts receivable consisted of the following:

	As of
	December 31,	September 30,
	2009	2009
	(in thousands)
Trade receivables from nitrogen products	$6,707	$8,717
Trade receivables from alternative energy	—	1,040

Total accounts receivable, gross	6,707	9,757
Allowance for doubtful accounts on trade accounts receivable	—	—

Total accounts receivable, net	$6,707	$9,757

Note 5 — Inventories
Inventories consisted of the following:

	As of
	December 31,	September 30,
	2009	2009
	(in thousands)
Finished goods	$8,745	$11,834
Raw materials	760	388

Total inventory	$9,505	$12,222

Note 6 — Property, Plant and Equipment and Construction in Progress
Property, plant and equipment consisted of the following:

	As of
	December 31,	September 30,
	2009	2009
	(in thousands)
Land and land improvements	$1,950	$1,933
Buildings and building improvements	11,017	11,017
Machinery and equipment	71,717	64,697
Furniture, fixtures and office equipment	906	882
Computer equipment and computer software	4,310	4,073
Vehicles	172	172
Leasehold improvements	441	441
Conditional asset (asbestos removal)	210	210

	90,723	83,425
Less accumulated depreciation	(31,080)	(29,176)

Total depreciable property, plant and equipment, net	$59,643	$54,249

RENTECH, INC.
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
Construction in progress consisted of the following:

	As of
	December 31,	September 30,
	2009	2009
	(in thousands)
Construction in progress for projects under development	$19,383	$17,931
Accumulated capitalized interest costs related to projects under development	3,809	3,197
Construction in progress for machinery and equipment	2,759	6,882
Conditional asset (asbestos removal)	27	27

Total construction in progress	$25,978	$28,037

The Company has a legal obligation to handle and dispose of asbestos at its plant at East Dubuque, Illinois (the “East Dubuque Plant”) and at its proposed project near Natchez, Mississippi (the “Natchez Project”) in a special manner when undergoing major or minor renovations or when buildings at these locations are demolished, even though the timing and method of settlement are conditional on future events that may or may not be in its control. As a result, the Company has a conditional obligation for this disposal. In addition, the Company through its normal repair and maintenance program may encounter situations where it is required to remove asbestos in order to complete other work. The Company applied the expected present value technique to calculate the fair value of the asset retirement obligation for each property and, accordingly, the asset and related obligation for each property has been recorded. In accordance with the applicable guidance, the liability is increased over time and such increase is recorded as accretion expense. At December 31, 2009, the liability and accretion expense were $245,000 and $8,000, respectively.
Note 7 — Investment in ClearFuels Technology Inc.
On June 23, 2009, the Company acquired 4,377,985 shares of Series B-1 Preferred Stock, representing a 25% ownership interest in ClearFuels Technology Inc. (“ClearFuels”) and rights to license the ClearFuels biomass gasification technology in exchange for a warrant to purchase up to 5 million shares of the Company’s common stock, access to the Company’s Product Demonstration Unit in Colorado for construction and operation of a ClearFuels gasifier, and certain rights to license the Rentech Process, including the exclusive right for projects using bagasse as a feedstock. The warrant vests in three separate tranches with one tranche of 2 million shares vested as of the closing date, and two tranches of 1.5 million shares each to vest on the achievement by ClearFuels of established milestones. The exercise price for the first tranche is $0.60 per share and the exercise price per share for the second and third tranches will be set at the ten-day average trading price of the Company’s common stock at the time of vesting. The fair value of the warrant was calculated using the Black-Scholes option-pricing model at $628,815. This fair value was based on the vested tranche of 2 million shares because the Company cannot currently determine the probability of ClearFuels achieving the milestones that trigger vesting of the second and third tranches.
In December 2009, pursuant to the warrant agreement, ClearFuels acquired 723,811 shares of Company common stock through the cashless exercise of warrants representing 1,250,000 shares.
ClearFuels is a private company and a market does not exist for its preferred stock. As a result the Company determined the fair value of its investment in ClearFuels to be equal to the fair market value of the vested warrant issued to ClearFuels at the closing. The investment in ClearFuels is recorded in other assets and deposits under the equity method of accounting. At December 31, 2009, the investment balance was $416,000 and the Company’s share of ClearFuels loss for the three months ended December 31, 2009 was $129,000, which is included in other income (expense) on the Consolidated Statements of Operations. During the three months ended December 31, 2009, the Company made two loans to ClearFuels which totaled $500,000 and which were subsequently paid off in January 2010.

RENTECH, INC.
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
Note 8 — Debt
On June 13, 2008, the Company and its wholly-owned subsidiary, Rentech Energy Midwest Corporation (“REMC”), executed a $53,000,000 amended and restated credit agreement (the “Old Credit Agreement”) by and among REMC as the borrower, the Company as a guarantor and Credit Suisse, Cayman Islands Branch (“Credit Suisse”), as administrative agent and collateral agent and the lenders party thereto. See Note 15, “Subsequent Events” regarding new term loan and payoff of existing term loan.
Long-term debt consists of the following:

	As of
	December 31,	September 30,
	2009	2009
	(in thousands)
Face value of term loan under the Old Credit Agreement	$37,112	$37,112
Less unamortized discount	(414)	(696)

Book value of term loan under the Old Credit Agreement	36,698	36,416
Less current portion	4,688	(36,416)

Term loan, long-term portion	$32,010	$—

Mortgage dated February 8, 1999; monthly principal and interest payments of $7,000 with interest at 6.5%; unpaid principal and accrued interest due March 1, 2029; collateralized by land and building	$926	$931
Less current portion	(24)	(24)

Mortgage debt, long-term portion	$902	$907

Note 9 — Convertible Debt
In April 2006, the Company issued $57,500,000 in aggregate principal amount of 4.00% Convertible Senior Notes due 2013 with net proceeds to the Company of $53,700,000 after deducting $3,800,000 of underwriting discounts, commissions, fees and other expenses. The Company recognized these deductions as prepaid debt issuance costs which is a component of other assets and deposits on the Consolidated Balance Sheets. An over-allotment option was exercised and the issuance of the notes from the over-allotment resulted in a beneficial conversion feature of $875,000, which was recognized as deferred financing charges and is amortized to interest expense over the seven-year term of the notes. See Note 1 regarding the change in value of the convertible debt as a result of adopting APB 14-1.
Upon achievement of the conversion criteria, the notes may be converted into 14,332,002 shares of common stock.
Based on the market prices, the estimated fair value of the 4.00% Convertible Senior Notes was approximately $42.1 million as of December 31, 2009.

RENTECH, INC.
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
Note 10 — Commitments and Contingencies
Natural Gas Agreements
The Company’s policy and practice is to enter into fixed-price purchase contracts for natural gas in conjunction with contracted product sales in order to substantially fix gross margin on those product pre-sales. The Company has entered into multiple natural gas supply contracts, including both fixed and indexed price contracts, for various delivery dates through March 31, 2010. Commitments for natural gas purchases consist of the following:

	As of
	December 31,	September 30,
	2009	2009
	(in thousands, except
	weighted average rate)
MMBTU’s under fixed priced contracts	1,480	1,398
MMBTU’s under index priced contracts	312	—

Total MMBTU’s under contracts	1,792	1,398

Commitments to purchase natural gas	$9,515	$6,615
Weighted average rate per MMBTU based on the fixed rates and the indexes applicable to each contract	$5.31	$4.73
We are required to make additional prepayments under these purchase contracts in the event that market prices fall below the purchase prices in the contracts.
Litigation
The Company is party to litigation from time to time in the normal course of business. While the outcome of the Company’s current matters cannot be predicted with certainty, the Company maintains insurance to cover certain actions and believes that resolution of its current litigation will not have a material adverse effect on the Company.
In October 2009 the United States Environmental Protection Agency (the “EPA”) Region 5 issued a Notice and Finding of Violation pursuant to the Clean Air Act (“CAA”) related to the #1 nitric acid plant at the East Dubuque Plant. The notice alleges violations of the CAA’s New Source Performance Standard for nitric acid plants, Prevention of Significant Deterioration requirements and Title V Permit Program requirements. The notice appears to be part of the EPA’s Clean Air Act National Enforcement Priority for New Source Review/Prevention of Significant Deterioration related to nitric acid plants, which seeks to reduce emissions from nitric acid plants through proceedings that result in the installation of new pollution control technology. We have had initial dialogue with the EPA regarding our defenses to the alleged violations and the EPA has informed us that they have referred this matter to the United States Department of Justice. We cannot at this time estimate the cost to resolve this matter, but we do not believe it will have a material adverse effect on us.
Between December 29, 2009 and January 6, 2010, three purported class action shareholder lawsuits were filed against the Company and certain of its current and former directors and officers in the United States District Court for the Central District of California. The case captions are as follows: (1) Michael Silbergleid v. Rentech, Inc., et al., Case No. 2:09-cv-09495-GHK-PJW; (2) Moti Ben-Ami v. Rentech, Inc., et al., Case No. 2:09-cv-09555-JFW-MAN; and (3) Kevin Kelly v. Rentech, Inc., et al., Case No. 2:10-cv-00069-SVW-CT. The complaints allege that the Company and the named current and former directors and officers made false or misleading statements regarding the Company’s financial performance in connection with its financial statements for fiscal year 2008 and the first three quarters of fiscal year 2009. Plaintiffs in the three actions purport to bring claims on behalf of all persons who purchased Rentech securities between May 9, 2008 and December 14, 2009 and seek unspecified damages, interest, and attorneys’ fees and costs. The Company has not yet filed a response to the complaints but intends to vigorously defend these actions.

RENTECH, INC.
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
Between January 22, 2010 and January 27, 2010, three shareholder derivative lawsuits were filed against certain of the Company’s current and former officers and directors in the United States District Court for the Central District of California and the Superior Court of the State of California for the County of Los Angeles. The case captions are as follows: (1) John Cobb v. D. Hunt Ramsbottom, et al., Case No. 2:10-cv-0485-MMM(Ex); (2) Andrew L. Tarr v. Dennis L. Yakobson, et al., Case No. BC430553; and (3) Sergiu S. Strumingher v. Dennis L. Yakobson, et al., Case No. BC430757. The complaints allege that the named current and former directors and officers caused the Company to make false or misleading statements regarding the Company’s financial performance in connection with its financial statements for the fiscal year 2008 and the first three quarters of fiscal year 2009. The plaintiffs, who purport to assert claims on behalf of the Company, seek various equitable and/or injunctive relief, unspecified restitution to the Company, interest, and attorneys’ fees and costs. The Company has not yet filed a response to the complaints but intends to vigorously defend these actions.
Note 11 — Stockholders’ Equity
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
See Note 1 regarding the change in additional paid-in-capital as a result of adopting APB 14-1.
Note 12 — Income Taxes
The provision for income taxes is based on earnings reported in the consolidated financial statements. A deferred income tax asset or liability is determined by applying currently enacted tax laws and relates to the expected reversal of the cumulative temporary differences between the carrying value of the assets and liabilities for financial statement and income tax purposes. Deferred income tax expense is measured by the change in the deferred income tax asset or liability during the year.
The Company has not recorded an income tax provision or benefit due to the fact that it is reporting a loss for the three months ended December 31, 2009 and has recorded a full valuation allowance against its deferred tax assets.
As of December 31, 2009, there was no material change in the amount of unrecognized tax benefits recorded for the uncertain tax positions. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.
Note 13 — Segment Information
The Company operates in two business segments as follows:
•	Nitrogen products manufacturing: The Company manufactures a variety of nitrogen fertilizer and industrial products.
•	Alternative energy: The Company develops and markets processes for conversion of low-value, carbon-bearing solids or gases into valuable hydrocarbons and electric power.

RENTECH, INC.
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
The Company’s reportable operating segments have been determined in accordance with the Company’s internal management structure, which is organized based on operating activities. The Company evaluates performance based upon several factors, of which the primary financial measure is segment operating income.

	For the Three Months
	Ended December 31,
	2009	2008
	(in thousands)
Revenues
Nitrogen products manufacturing	$27,023	$50,737
Alternative energy	115	31

Total revenues	$27,138	$50,768

Operating income (loss)
Nitrogen products manufacturing	$(1,968)	$12,744
Alternative energy	(10,574)	(10,782)

Total operating income (loss)	$(12,542)	$1,962

Income (loss) from continuing operations
Nitrogen products manufacturing	$(3,695)	$10,808
Alternative energy	(11,780)	(11,807)

Total income (loss) from continuing operations	$(15,475)	$(999)

	As of
	December 31,	September 30,
	2009	2009
	(in thousands)
Total assets
Nitrogen products manufacturing	$103,121	$115,030
Alternative energy	70,891	85,570

Total assets	$174,012	$200,600

Note 14 — Net Income (Loss) Per Common Share
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
For the three months ended December 31, 2009 and 2008, 42.4 million and 32.2 million shares, respectively, of the Company’s stock options, stock warrants, restricted stock, and convertible debt were excluded from the calculation of diluted earnings (loss) per share because their inclusion would have been anti-dilutive.

RENTECH, INC.
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
Note 15 — Subsequent Events
On January 29, 2010, the Company and REMC replaced the Old Credit Agreement with a new four and a half-year Credit Agreement (the “New Credit Agreement”) with Credit Suisse AG, as administrative agent and collateral agent and the lenders party thereto. REMC borrowed $62.5 million under the New Credit Agreement in the form of new secured term loans (the “New Term Loans”), which were used to repay its existing term loan facility in the amount of approximately $37 million, to make a loan to the Company in the amount of approximately $18 million and to pay fees and expenses. Under applicable guidance, the payoff of the existing term loan is considered an early extinguishment of debt. The New Term Loans are guaranteed by the Company and certain of its subsidiaries and contain restrictions on the amount of cash that can be transferred from REMC to the Company or its non-REMC subsidiaries after the initial transfer to the Company on the closing date. The New Credit Agreement also includes an uncommitted incremental term loan facility under which REMC may request up to $15 million in incremental term loans, subject to the satisfaction of conditions, including the condition that, after giving effect to the incurrence of the incremental term loans, the total outstanding principal amount of all term loans under the New Credit Agreement may not exceed $50 million. The New Term Loans were issued with original issue discount of 3%, and will bear interest, at the election of REMC, at either (a)(i) the greater of LIBOR or 2.5%, plus (ii) 10.0% or (b)(i) the greatest of (w) the prime rate, as determined by Credit Suisse AG, (x) 0.5% in excess of the federal funds effective rate, (y) LIBOR plus 1.0% or (z) 3.5% plus (ii) 9.0%. Interest payments are generally made on a quarterly basis. The New Term Loans mature on July 29, 2014 and are subject to annual amortization, payable quarterly, of 7.5% of the original principal amount for the first two years, 15.0% of the original principal amount for the next two years, and remainder payable in the last six months.
In February 2010, the Company entered into an at-the-market equity offering facility (“ATM”), which permits the Company to sell up to $50 million aggregate gross sales price of common stock over a period of six months. Sales of shares, if any, may be made by means of ordinary brokers’ transactions on NYSE Amex at market prices or as otherwise agreed by the Company and its sales agent. The sales agent will receive a commission of 1.5% based on the gross sales price per share. On a daily basis, the Company may sell up to a number of shares of its common stock equal to twenty-five percent of the average daily trading volume of the Company’s common stock for the thirty trading days preceding the date of the sale. The net proceeds from any sales under the ATM are expected to be used for general corporate purposes.
On February 3, 2010, the Company filed an additional shelf registration statement for $42,000,000 aggregate offering price of securities. The registration statement has not become effective and securities may not be sold nor may offers to buy be accepted thereunder prior to the time the registration statement becomes effective. This report shall not constitute an offer to sell or the solicitation of an offer to buy, nor shall there be any sale of securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
Certain information included in this report and other reports or materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company or its management) contains or will contain, “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, Section 27A of the Securities Act of 1933, as amended, and pursuant to the Private Securities Litigation Reform Act of 1995. The forward-looking statements may relate to financial results and plans for future business activities, and are thus prospective. The forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by the forward-looking statements. They can be identified by the use of terminology such as “may,” “will,” “expect,” “believe,” “intend,” “plan,” “estimate,” “anticipate,” “should” and other comparable terms or the negative of them. You are cautioned that, while forward-looking statements reflect our good faith belief and best judgment based upon current information, they are not guarantees of future performance and are subject to known and unknown risks and uncertainties. Factors that could affect Rentech’s results include the risk factors detailed in “Part II. Other Information-Item 1A. Risk Factors” below, “Part I, — Item 1A, Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009 and from time to time in the Company’s other periodic reports and registration statements filed with the Securities and Exchange Commission. Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995, and thus are current only as of the date made. We undertake no responsibility to update any of the forward-looking statements after the date of this report to conform them to actual results.
As used in this Quarterly Report on Form 10-Q, the terms “Rentech,” “we,” “our,” “us” and “the Company” mean Rentech, Inc., a Colorado corporation and its subsidiaries, unless the context indicates otherwise.
In its Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 14, 2009, the Company restated its consolidated balance sheet at September 30, 2008, and its consolidated statements of operations, its changes in stockholders’ equity (deficit) and cash flows for the fiscal year ended September 30, 2008. For additional information regarding the restatement, see Note 1 to the consolidated financial statements in this report.

OVERVIEW OF OUR BUSINESSES
Rentech, incorporated in 1981, provides clean energy solutions. The Company’s Rentech-SilvaGas biomass gasification process can convert multiple biomass feedstocks into synthesis gas (syngas) for production of renewable fuels and power. Combining the gasification process with Rentech’s unique application of proven syngas conditioning and clean-up technology and the patented Rentech Process based on Fischer-Tropsch chemistry, Rentech offers an integrated solution for production of synthetic fuels from biomass. The Rentech Process can also convert syngas from fossil resources into ultra-clean synthetic jet and diesel fuels, specialty waxes and chemicals. Pursuant to an alliance agreement with us, UOP, a Honeywell company, has agreed to provide technologies for final product upgrading and acid gas removal to us and our licensees. Rentech Energy Midwest Corporation, the Company’s wholly-owned subsidiary, manufactures and sells nitrogen fertilizer products including ammonia, urea ammonia nitrate, urea granule, and urea solution in the corn-belt region of the central United States.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. The most significant estimates and judgments relate to: revenue recognition, inventories, construction in progress assets, the valuation of financial instruments, long-lived assets and intangible assets, stock-based compensation and the realization of deferred income taxes. Actual amounts could differ significantly from these estimates. There has been no material change to our critical accounting policies and estimates from the information provided in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009.
RESULTS OF OPERATIONS
More detailed information about our consolidated financial statements is provided in the following portions of this section. The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto as presented in this report and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009.
Seasonality
Results of operations for the interim periods are not necessarily indicative of results to be expected for the year primarily due to the impact of seasonality on the sales at REMC. Our nitrogen products manufacturing segment and our customers’ businesses are seasonal, based on planting, growing and harvesting cycles. The following table shows product tonnage shipped by quarter for the last three fiscal years and the three months ended December 31, 2009.

	For the Fiscal Years Ended September 30,
	2010	2009	2008	2007
	(in thousands of tons)
First Quarter	124	115	171	160
Second Quarter	n/a	65	103	77
Third Quarter	n/a	203	170	209
Fourth Quarter	n/a	150	199	125

Total Tons Shipped for Fiscal Year	124	533	643	571

The highest volume of tons shipped is typically during the spring planting season during the third fiscal quarter and the next highest volume of tons shipped is typically after the fall harvest during the first fiscal quarter, although, as reflected in the table above, sales volumes may fluctuate due to various circumstances.
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

THREE MONTHS ENDED DECEMBER 31, 2009 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2008:
Continuing Operations
Revenues

	For the Three Months
	Ended December 31,
	2009	2008
	(in thousands)
Revenues:
Product shipments	$25,584	$49,381
Natural gas sales of excess inventory	1,439	1,356

Total nitrogen products manufacturing	$27,023	$50,737

Alternative energy	115	31

Total revenues	$27,138	$50,768

	For the Three Months		For the Three Months
	Ended December 31, 2009		Ended December 31, 2008
	Tons	Revenue	Tons	Revenue
	(in thousands)		(in thousands)
Product Shipments:
Ammonia	45	$14,421	44	$29,473
Urea Ammonium Nitrate	57	8,128	42	13,979
Urea (liquid and granular)	5	1,962	8	4,181
Carbon Dioxide	15	369	18	616
Nitric Acid	2	704	3	1,132

Total	124	$25,584	115	$49,381

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
The decrease in revenues for the three months ended December 31, 2009 compared to the three months ended December 31, 2008 was primarily due to decreased sales prices for all products.
The average sales price per ton in the first quarter of the current fiscal year as compared with the prior fiscal year decreased by 52% for anhydrous ammonia and by 58% for urea ammonium nitrate solutions. These two products comprised approximately 88% of the product sales for the three months ended December 31, 2009 and 2008. Average sales prices per ton decreased because the prices for a majority of the previous period’s shipments had been determined in pre-sale contracts that were signed when fertilizer prices were at peak levels in 2008. In the current period, the majority of the sales were spot sales, which reflected the significant decline in prices for nitrogen fertilizer that occurred between calendar 2008 and the end of calendar 2009. Management believes that nitrogen fertilizer prices dropped due to, among other things, a substantial drop in gas prices and weak economic conditions.
Alternative Energy. This segment generates revenues for technical services and licensing activities related to Rentech’s technologies, and rental income from leasing part of a building we own. This rental income is included in our alternative energy segment because the rental income is generated from a building used by some of our research and development employees. The revenue earned in this segment during fiscal 2010 was technical service revenue. The revenue earned during fiscal 2009 was from rental revenue.

Cost of Sales

	For the Three Months
	Ended December 31,
	2009	2008
	(in thousands)
		(As Restated)
Cost of sales:
Product shipments	$22,482	$27,514
Turnaround expenses	3,951	—

Natural gas sales of excess inventory	1,694	2,369
Natural gas sales with simultaneous purchase	57	7,163

Total nitrogen products manufacturing	$28,184	$37,046
Alternative energy	106	—

Total cost of sales	$28,290	$37,046

Nitrogen Products Manufacturing. The cost of sales for product shipments for the three months ended December 31, 2009 decreased from the prior year primarily due to a large decrease in natural gas prices. Natural gas comprised approximately 53% and labor and benefit costs comprised approximately 15% of cost of sales on product shipments for the three months ended December 31, 2009.
Turnaround expenses represent the cost of shutting down the plant in October 2009 for scheduled maintenance, which is done approximately every two years.
Natural gas, though not purchased for the purpose of resale, is occasionally sold under certain circumstances. Natural gas is sold when contracted quantities received are in excess of production requirements and storage capacities, in which case the sales proceeds are recorded as revenue and the related cost is recorded as a cost of sales. Natural gas may also be sold to a third party with a simultaneous purchase of gas by the Company of the same quantity at a lower price in order to realize a reduction of raw material cost. In this case, no revenue is recorded for the sale of gas, and the difference between the cost of the gas that was sold and the cost of gas that was simultaneously purchased is recorded directly to cost of sales.
Depreciation expense included in cost of sales from our nitrogen products manufacturing segment was $2,482,000 and $1,684,000 for the three months ended December 31, 2009 and 2008, respectively.
Alternative Energy. The cost of sales for our alternative energy segment during the three months ended December 31, 2009 was for costs incurred for work performed under a technical services contract. There were no such contracts during the three months ended December 31, 2008.
Gross Profit

	For the Three Months
	Ended December 31,
	2009	2008
	(in thousands)
		(As Restated)
Gross profit:
Product shipments	$3,102	$21,867
Turnaround expenses	(3,951)	—

Natural gas sales of excess inventory	(255)	(1,013)
Natural gas sales with simultaneous purchase	(57)	(7,163)

Total nitrogen products manufacturing	$(1,161)	$13,691
Alternative energy	9	31

Total gross profit (loss)	$(1,152)	$13,722

Nitrogen Products Manufacturing. The segment had a decrease in gross profit compared to the prior comparable period for the three months ended December 31, 2009 driven by the decline in sales prices and the increase in turnaround expenses combined with additional repair expenses, partially offset by lower natural gas prices.

Operating Expenses

	For the Three Months
	Ended December 31,
	2009	2008
	(in thousands)
Operating expenses:
Selling, general and administrative	$7,069	$5,994
Depreciation and amortization	497	328
Research and development	3,824	5,438

Total operating expenses	$11,390	$11,760

Selling, General and Administrative Expenses. During the three months ended December 31, 2009 as compared to the three months ended December 31, 2008, selling, general and administrative expenses increased by $1,075,000 or 18%. Stock based compensation increased by $437,000 due to new grants of restricted stock. Salaries and benefits increased by $214,000 as a result of the acquisition of Silva Gas Corporation and the retention of its Key employees, annual salary increases and a slight increase in headcount. Legal expense increased by $200,000 primarily related to amendments to the Old Credit Agreement. During the three months ended December 31, 2008, there was a reversal of non-cash marketing expense, due to a rescission of an agreement, which accounted for a decrease of $380,000. Project development costs decreased by $332,000.
Depreciation and Amortization. A portion of depreciation and amortization expense is associated with assets that support general and administrative functions and that expense is recorded in operating expense. The amount of depreciation and amortization expense within operating expenses increased by $169,000 for the three months ended December 31, 2009 which was primarily attributable to amortization of intellectual property acquired in the purchase of SilvaGas’ biomass gasification technology.
The majority of depreciation and amortization expense originates at our nitrogen products manufacturing segment and, as a manufacturing cost, is distributed between cost of sales and finished goods inventory, based on product volumes.
Research and Development. We incur research and development expenses in our testing laboratory in Commerce City, Colorado, where we actively conduct work to further improve our technology and to perform services for our customers. These expenses are included in our alternative energy segment. Research and development expenses decreased by $1,614,000 during the three months ended December 31, 2009 compared to the three months ended December 31, 2008. In addition, during fiscal year 2008, construction of the PDU was completed. During the three months ended December 31, 2008, the Company incurred start-up costs as the PDU began to operate.
Operating Income (Loss)

	For the Three Months
	Ended December 31,
	2009	2008
	(in thousands)
		(As Restated)
Income (loss) from operations:
Product shipments	$2,295	$20,920
Turnaround expenses	(3,951)	—
Natural gas sales of excess inventory	(255)	(1,013)
Natural gas sales with simultaneous purchase	(57)	(7,163)

Total nitrogen products manufacturing	$(1,968)	$12,744
Alternative energy	(10,574)	(10,782)

Total income (loss) from operations	$(12,542)	$1,962

Nitrogen Products Manufacturing. The reduction in income from operations for the three months ended December 31, 2009 as compared to the prior period was primarily due to lower sales prices and the increase in turnaround expenses combined with additional repair expenses, partially offset by lower gas prices.

ANALYSIS OF CASH FLOW
The following table summarizes our Consolidated Statements of Cash Flows:

	For the Three Months
	Ended December 31,
	2009	2008
	(in thousands)
Net Cash Used in:
Operating activities	$(15,118)	$(24,609)
Investing activities	(4,165)	(3,776)
Financing activities	(2,753)	(6,424)

Net decrease in cash and cash equivalents	$(22,036)	$(34,809)

Cash Flows from Operating Activities
Net Income (Loss). The Company had a net loss of $15,471,000 for the three months ended December 31, 2009, as compared to a net loss of $988,000 for the three months ended December 31, 2008. The cash flows used in operations during these periods resulted from the following operating activities:
Accounts Receivable. During the first three months of fiscal 2010, accounts receivable decreased by $2,050,000, compared to a decrease of $1,575,000 during the first three months of fiscal 2009. The change from the earlier period was due to lower sales prices.
Property Insurance Claim Receivable. During fiscal year 2009, we recorded a property insurance recovery receivable for insured property losses related to a weather-related shutdown of REMC in January 2009. During the three months ended December 31, 2009, the Company collected the outstanding balance of $1,795,000.
Inventories. Inventories decreased during the three months ended December 31, 2009 by $2,492,000 because the East Dubuque Plant produced fewer products due to closure for repairs and scheduled maintenance activities for a portion of the period, which was partially offset by increased gas costs.
Deferred Revenue. We record deferred revenue on product pre-sale contracts to the extent we receive cash payments for those contracts. Deferred revenue decreased $6,538,000 during the three months ended December 31, 2009, versus a decrease of $22,402,000 during this same period in fiscal 2009. The decrease was larger in the year-ago period because of the lower volume of tons delivered and the significantly higher prices for those products in that period than in the current period.
Cash Flows from Investing Activities
Proceeds from Sale of Available for Sale Securities. In December 2009, the Company sold, through a tender offer, $2,136,000 of available for sale securities with a book value of $1,894,000, which resulted in a gain on investments of $242,000. For the three months ended December 31, 2008, there was no such sale.
Purchase of Property, Plant, Equipment and Construction in Progress. The increase in net additions of $2,910,000 for the three months ended December 31, 2009 compared to the three months ended December 31, 2008 was primarily due to increased additions at REMC during the scheduled turnaround, and the capitalization of development activities at our renewable energy project in Rialto, California (the “Rialto Project”).
Cash Flows from Financing Activities
Payments of Debt and Notes Payable. During the three months ended December 31, 2009, there were no debt prepayments required pursuant to the Old Credit Agreement. During the three months ended December 31, 2008, we made debt prepayments of $5,612,000 pursuant to the Old Credit Agreement.
Payments on Line of Credit on Available for Sale Securities. During the three months ended December 31, 2009, we paid down a portion of the borrowings incurred under the line of credit with the net proceeds from the sale of available for sale securities. For the three months ended December 31, 2008, there was no such sale.

LIQUIDITY AND CAPITAL RESOURCES
Sources of Liquidity
At December 31, 2009, our current assets totaled $68,426,000, including cash and cash equivalents of $47,081,000 and net accounts receivable of $6,707,000. Our current liabilities were $39,939,000. We had long-term liabilities of $79,415,000, most of which related to our long-term convertible senior notes and debt under our Old Credit Agreement. REMC’s loss from continuing operations for the three months ended December 31, 2009 was $3,695,000 and REMC’s income from continuing operations for the three months ended December 31, 2008 was $10,808,000. The Company’s loss from continuing operations for the three months ended December 31, 2009 and 2008 was $15,475,000 and $999,000, respectively.
On January 29, 2010, REMC and Rentech entered into the New Credit Agreement. Upon closing, REMC borrowed the full amount available under the New Credit Agreement, transferred approximately $18 million to Rentech in the form of an intercompany loan and repaid the existing term loan under the Old Credit Agreement. The New Credit Agreement requires that all excess cash flow from REMC during the remainder of fiscal 2010 be applied to repay the New Credit Agreement. Certain percentages of REMC’s excess cash flow may be available to Rentech in later periods, depending on the amount of cash flow generated, and the amount of debt repaid, by REMC in future periods. If the leverage ratio is less than 1.00:1.00 and the outstanding principal amount of the New Term Loans is (a) greater than or equal to $40 million but less than $50 million, then 75% of excess cash flow shall be applied to repayments or (b) less than $40 million, then 50% of excess cash flow shall be applied to repayments. Also, the New Credit Agreement contains restrictions on the amount of cash that can be transferred from REMC to Rentech or its non-REMC subsidiaries after an initial transfer to Rentech on the closing date.
We believe that Rentech’s currently-budgeted liquidity needs (other than REMC’s liquidity needs) for fiscal year 2010 can be met from its cash on hand. Based on current market conditions, we believe that REMC’s currently-budgeted liquidity needs for fiscal year 2010 can be met from its cash on hand, plus the cash forecasted to be generated by REMC’s operations. However, in the event that the amount of cash flow generated by REMC’s operations is less than expected or the actual amount of Rentech’s spending exceeds our current budget, we could require external sources of financing to maintain our liquidity during fiscal year 2010. In that event, and depending on capital market conditions, we may also seek to satisfy our liquidity requirements or increase our liquidity position through public or private offerings of our securities or other financing transactions. In February 2010, we entered into an at-the-market equity offering facility (“ATM”), which permits us to sell up to $50 million aggregate gross sales price of common stock within a period of six months ending August 2, 2010. See Note 15 to the consolidated financial statements in this report.
On May 20, 2009, the SEC declared effective our shelf registration statement permitting us to issue up to $100,000,000 of securities from time to time. Under the shelf registration statement, we may issue shares of common stock, preferred stock, debt securities and other securities. As of December 31, 2009, approximately $59,000,000 aggregate offering price of securities was available to be sold under the shelf registration statement. However, after giving effect to the sale of all $50 million of common stock under the ATM, there would be $9,000,000 aggregate offering price of securities available to be sold under the shelf registration statement. On February 3, 2010, the Company filed an additional shelf registration statement for $42,000,000 aggregate offering price of securities. The registration statement has not become effective and securities may not be sold nor may offers to buy be accepted thereunder prior to the time the registration statement becomes effective. This report shall not constitute an offer to sell or the solicitation of an offer to buy, nor shall there be any sale of securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.
Capital markets have recently experienced extreme uncertainty, and access to those markets has been difficult. Our failure to raise additional capital if needed would have a material adverse effect on our business, financial conditions and results of operations.
Liquidity Requirements
Short-Term Liquidity Requirements. We generally consider our short-term liquidity requirements to consist of those items that are expected to be incurred within the next 12 months. In fiscal year 2010, we expect our principal non-REMC liquidity needs to include costs to fund the current development phases of the Rialto and Natchez Projects, operation of the Product Demonstration Unit (“PDU”), continued research and development of Rentech’s technologies and general working capital needs. Our currently-budgeted activities for our Rialto and Natchez Projects require low levels of spending. However, if we elect to enter additional phases of development on those projects, such as front-end engineering and design, or procurement of equipment, we will need significantly more capital in order to fund those activities. In the event that we need additional capital for these projects, we expect to obtain it through various combinations of project debt and equity, corporate equity, equity from strategic partners and suppliers, and various forms of government support.

In fiscal year 2010, we expect REMC’s principal liquidity needs to include costs to operate the East Dubuque Plant, including its ordinary course needs for working capital and capital expenditures. REMC’s fertilizer business is seasonal, based upon the planting, growing and harvesting cycles. Inventories must be accumulated to allow for customer shipments during the spring and fall fertilizer application seasons. The accumulation of inventory to be available for seasonal sales requires that working capital be available at REMC. Our practice of selling substantial amounts of our fertilizer products through prepayment contracts also significantly affects working capital needs at REMC. Working capital available at REMC is also affected by changes in commodity prices for natural gas and nitrogen fertilizers, which are the East Dubuque Plant’s principal feedstock and products.
In addition, as discussed above, Rentech and REMC have entered into the New Credit Agreement. The New Term Loans under the New Credit Agreement are subject to annual amortization. This requirement will require us to make payments of 7.5% of the original principal amount for each of the first two years, 15.0% of the original principal amount for each of the next two years and the remainder in the last six months of the loans. See Note 15 to the consolidated financial statements in this report.
We also have a line of credit with Barclays for up to $5,000,000. We had $2,338,000 outstanding under the line of credit as of December 31, 2009. The terms of the line of credit include a provision that the outstanding balance is payable on demand at any time. The line of credit is secured by auction rate securities for which there is currently no liquid market. We can repay the line of credit with existing cash, however there can be no assurance that we would have sufficient, immediately available funds to repay the line of credit if it were to be called by Barclays, or that we will be able to quickly liquidate the auction rate securities securing the line of credit to pay off the debt.
Long-Term Liquidity Requirements. We generally consider our long-term liquidity requirements to consist of those items that are expected to be incurred beyond the next 12 months. Our principal long-term needs for liquidity are to fund development, detailed engineering, procurement, construction and operation of commercial projects. The most progressed commercial projects now under development are the Rialto Project and the Natchez Project, and we have begun early stage development of additional projects. We will require substantial amounts of capital that we do not now have to fund our long-term liquidity requirements and develop commercial projects, for which we anticipate that the construction costs will range from hundreds of millions of dollars to multiple billions of dollars depending upon their size and scope. We expect these projects to be funded by various combinations of project debt and equity, corporate debt and equity, equity from strategic partners and suppliers, and various forms of government support.
The New Term Loans under our New Credit Agreement mature on July 29, 2014. However, the New Credit Agreement requires us to meet the following financial covenants (and failure to meet such covenants could result in acceleration of the New Term Loans):
•
REMC and its subsidiaries cannot spend more than a specified maximum amount of capital expenditures in each fiscal year. From January 1, 2010 through the end of fiscal year 2010, the aggregate limit on capital expenditures is $6 million. If REMC and its subsidiaries do not expend the maximum amount of capital expenditures permitted for any fiscal year, then the unused amount may be carried forward to the subsequent fiscal year;

•
REMC and its subsidiaries must maintain a minimum interest coverage ratio for any period of four consecutive fiscal quarters. For fiscal year 2010, the minimum interest coverage ratio requirement ranges from 3.15:1.00 to 3.35:1.00 for the applicable measurement periods;

•
REMC and its subsidiaries cannot exceed a maximum leverage ratio as of the last day of any period of four consecutive fiscal quarters. For fiscal year 2010, the maximum leverage coverage ratio requirement ranges from 2.30:1.00 to 2.45:1.00 for the applicable measurement periods; and

•	REMC must maintain at least $7.5 million of unrestricted cash and permitted investments (or $5 million solely during the months of January, February and March).

CONTRACTUAL OBLIGATIONS
We have entered into various contractual obligations as detailed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009. During the normal course of business in the three months ended December 31, 2009, the amount of our contractual obligations changed as scheduled payments were made and new contracts were executed. During the first quarter of fiscal 2010, the following significant changes occurred to our contractual obligations:
•
During the three months ended December 31, 2009, the balance of the term loan under the Old Credit Agreement remained unchanged at approximately $37.1 million. Subsequent to December 31, 2009, the Company and REMC replaced the Old Credit Agreement with a four and a half-year $62,500,000 New Credit Agreement.

•
Natural gas purchase contracts committed increased by $2,900,000 to $9,515,000. We are required to make additional prepayments under these purchase contracts in the event that market prices fall further below the purchase prices in the contracts. As of December 31, 2009, the natural gas purchase contracts included delivery dates through March 31, 2010. Subsequent to December 31, 2009, we entered into additional fixed quantity natural gas supply contracts at indexed prices for various delivery dates through February 28, 2010. The total MMBTU’s associated with these additional contracts was 308,000 and the total amount of the purchase commitments was $1,808,000, resulting in a weighted average rate per MMBTU of $5.87.

•
Purchase obligations decreased by $2,137,000 to $6,286,000 as measured by the total amount of open purchase orders. The majority of the open purchase orders relate to REMC operations along with commitments for materials to operate the PDU.

OFF-BALANCE SHEET ARRANGEMENTS
The Company has no off-balance sheet arrangements.
RECENTLY ISSUED ACCOUNTING STANDARDS
Refer to Note 2 to the consolidated financial statements, “Recent Accounting Pronouncements.”

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Investment Securities Market Risk. We are exposed to market risk from adverse changes in the portfolio value of our investment portfolio referred to as available for sale securities. The recent conditions in the global credit markets have caused auctions for the auction rate securities held in the portfolio to fail and we have had limited ability to liquidate our position. As of September 30, 2008, we recorded a $3.0 million loss from impairment related to these investments. There was no further impairment recognized since fiscal 2008. During the three months ended December 31, 2009, the markets still had limited liquidity. However, in December 2009, the Company sold, through a tender offer, for $2.1 million a portion of the securities with a book value of $1.9 million, which resulted in a gain on sale of investments of $0.2 million. There can be no assurance as to when, and for what amount, we may be able to liquidate our position in these securities. However, volatility in the credit markets could continue to negatively impact the timing of future liquidity related to these investments and lead to additional adjustments to their carrying value.
In accordance with applicable guidance, we believe we were required to use unobservable inputs that were based on our own assumptions (referred to as “Level 3” inputs) to value our available for sale securities at December 31, 2009 due to the absence of market activity and other observable pricing as of the measurement date. As of December 31, 2009 management calculated the fair value of our auction rate securities based on the most current available credit rating for each security and the most current available interest rates yielded by these securities. We had to exercise significant judgment in regards to certain other factors used in the valuation. We estimated the probability of collecting interest payments and a discounted sales price for each security, if we liquidated our position, based on the relative credit ratings of the securities. The total portfolio value was calculated at approximately $4.1 million as of December 31, 2009.
Interest Rate Risk. We are exposed to interest rate risk related to advances on our line of credit and our borrowings under the New Credit Agreement. We were similarly exposed to interest rate risk under the Old Credit Agreement, which had similar terms for determining the interest rate, but the larger principal amount under the New Credit Agreement increase our exposure to interest rate risk. Borrowings under the Old Credit Agreement bore, and borrowings under the New Credit Agreement bear, interest on a variable rate based upon either LIBOR or the lender’s alternative base rate, plus in each case an applicable margin. Advances under our line of credit accrue interest at LIBOR plus a margin of 1.50%. At December 31, 2009, LIBOR was 0.24%. As of December 31, 2009, we had outstanding borrowings under the Old Credit Agreement of $37.1 million and advances under the line of credit of $2.3 million. The New Credit Agreement, funded on January 29, 2010, has a principal balance of $62.5 million. Based upon the outstanding balances of our variable-interest rate debt at January 29, 2010, and assuming market interest rates increase or decrease by 100 basis points, the potential annual increase or decrease in interest expense per calendar year is approximately $648,000. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes.
Commodity Price Risk. We are exposed to significant market risk due to potential changes in prices for fertilizer products and natural gas. Natural gas is the primary raw material used in the production of various nitrogen-based products manufactured at the East Dubuque Plant. Market prices of nitrogen-based products are affected by changes in natural gas prices as well as by supply and demand and other factors. In the normal course of business, REMC currently produces nitrogen-based fertilizer products throughout the year to supply the needs of its customers during the high-delivery-volume spring and fall seasons. Fertilizer product inventory is subject to market risk due to fluctuations in the relevant commodity prices. Currently, REMC purchases natural gas for use in its East Dubuque Plant on the spot market, and through short-term, fixed supply, fixed price and index price purchase contracts. Natural gas prices have fluctuated during the last several years, increasing in 2008 and declining in 2009. A hypothetical increase of $0.10 per MMBTU of natural gas would increase the cost to produce one ton of ammonia by approximately $3.50. REMC has experienced no difficulties in securing supplies of natural gas, however, natural gas is purchased at market prices and such purchases are subject to price volatility.
Alternative Energy. The future success of our alternative energy business depends to a great extent on the levels and volatility of certain commodities such as petroleum-based fuels, natural gas and electricity. It may also depend on the level and volatility of prices or taxes placed on emissions of carbon or other pollutants. The cost of feedstocks for our projects could also materially affect prospective profitability of those projects. We expect that our projects will be designed to produce fuels and power that may compete with conventional fuels and power as well as with fuels and power produced from non-traditional sources. The prices of our products may be influenced by the prices of those traditional or alternative fuels and power. Fluctuations in the price of construction commodities such as concrete, steel and other materials could have a material effect on the construction cost, and therefore of the projected returns to investors, on such projects. Significant fluctuations in such prices may materially affect the business prospects of our alternative energy business.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures. We have established and currently maintain disclosure controls and procedures designed to ensure that information required to be disclosed by us in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2009 due to the material weakness identified by management in our internal control over financial reporting as of September 30, 2009. As discussed in Item 9A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2009, the material weakness related to our failure to maintain and communicate sufficient and consistent accounting policies with respect to GAAP.
Notwithstanding the existence of the material weakness, our management has performed additional review and analysis of our significant accounting policies to ensure applications are in accordance with GAAP. Accordingly, management has concluded that our consolidated financial statements contained in this report fairly present, in all material respects, our financial condition, results of operations, and cash flows for the interim and annual periods presented.
Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2009 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.
Management’s Plan for Remediation of the Material Weakness. In the latter part of the quarter ended December 31, 2009 we began taking the following steps to remediate the material weakness (which are in the process of implementation): (a) establishing enhanced policies and procedures to ensure appropriate review of significant existing and new accounting policies by the members of management with the requisite level of knowledge, experience and training to appropriately apply GAAP; (b) reviewing, revising, distributing and enhancing existing written policies covering significant accounting matters; (c) implementing additional review processes to ensure all significant accounting policies are implemented and applied properly on a consistent basis throughout the Company; and (d) implementing guidelines surrounding the contemporaneous review and updating of all significant accounting procedures when business conditions so indicate or when new transactions are entered into.
PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
A description of the legal proceedings to which the Company and its subsidiaries are a party is contained in Note 10 to the consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q.

ITEM 1A.	RISK FACTORS
Risk factors were disclosed in Part I, Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009. Those risk factors should be read in conjunction with this Quarterly Report on Form 10-Q. During the three months ended December 31, 2009, the Company identified one additional risk factor, described below, but did not identify any material changes to the risk factors, disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009.
The imposition of new restrictions relating to emissions of carbon dioxide may give rise to material additional compliance costs, capital expenditures or liabilities at the East Dubuque Plant.
The United States does not currently maintain comprehensive regulation of CO2 emissions. Various legislative and regulatory measures to address greenhouse gas emissions (such as CO2) are currently in various phases of discussion or implementation. REMC has CO2 emissions which are in excess of CO2 that it captures and sells, that result from utilizing natural gas in both its operating process and fuel combustion. Future restrictions on greenhouse gas emissions could result in increased costs for capital expenditures and liabilities associated with complying with such restrictions, which could have a material adverse effect on our business, financial condition or results of operations.

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

RENTECH, INC.
Dated: February 9, 2010	/s/ D. Hunt Ramsbottom
D. Hunt Ramsbottom,
President and Chief Executive Officer

Dated: February 9, 2010	/s/ Dan J. Cohrs
Dan J. Cohrs
Chief Financial Officer