Form 10-Q
period 2010-03-31
RENTECH INC /CO/
filed 2010-05-07
CIK 868725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
Commission File No. 001-15795
RENTECH, INC.
(Exact name of registrant as specified in its charter)

Colorado (State or other jurisdiction of incorporation or organization)	84-0957421 (I.R.S. Employer Identification No.)
10877 Wilshire Boulevard, Suite 600
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the Registrant’s common stock outstanding as of April 30, 2010 was 215,640,956.

RENTECH, INC.
Form 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RENTECH, INC.
Consolidated Balance Sheets
(Amounts in thousands, except per share data)

	As of
	March 31,	September 30,
	2010	2009
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$70,387	$69,117
Restricted cash, short-term	470	150
Accounts receivable, net of allowance for doubtful accounts of $0 at March 31, 2010 and September 30, 2009	5,755	9,757
Inventories	19,432	12,222
Deposits on gas contracts	874	724
Prepaid expenses and other current assets	3,564	3,858
Other receivables, net	60	1,809

Total current assets	100,542	97,637

Property, plant and equipment, net	57,106	54,249

Construction in progress	30,305	28,037

Other assets
Other assets and deposits	16,322	14,677
Property held for sale	1,141	—
Available for sale securities, non-current	—	6,000

Total other assets	17,463	20,677

Total assets	$205,416	$200,600

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,505	$5,495
Accrued payroll and benefits	4,527	6,204
Accrued liabilities	13,104	11,801
Line of credit on available for sale securities	—	4,532
Deferred revenue	29,608	18,203
Accrued interest	2,493	2,930
Current portion of long-term debt and term loan	31,465	36,440
Debt on property held for sale	25	—

Total current liabilities	87,727	85,605

Long-term liabilities
Long-term debt, net of current portion	—	907
Term loan, long-term	28,136	—
Long-term convertible debt to stockholders	39,846	37,717
Advance for equity investment	7,892	7,892
Long-term debt, net of current portion, on property held for sale	893	—
Other long-term liabilities	290	243

Total long-term liabilities	77,057	46,759

Total liabilities	164,784	132,364

Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock: $10 par value; 1,000 shares authorized; 90 series A convertible preferred shares authorized and issued; no shares outstanding and $0 liquidation preference	—	—
Series C participating cumulative preferred stock: $10 par value; 500 shares authorized; no shares issued and outstanding	—	—
Common stock: $.01 par value; 350,000 shares authorized; 214,834 and 212,696 shares issued and outstanding at March 31, 2010 and September 30, 2009, respectively	2,148	2,127
Additional paid-in capital	324,774	320,934
Accumulated deficit	(286,290)	(254,825)

Total stockholders’ equity	40,632	68,236

Total liabilities and stockholders’ equity	$205,416	$200,600

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.
Consolidated Statements of Operations
(Amounts in thousands, except per share data)

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
		(As Restated)		(As Restated)

Revenues
Product sales	$19,182	$16,758	$46,205	$67,495
Service revenues	—	31	115	62

Total revenues	19,182	16,789	46,320	67,557

Cost of sales
Product sales	16,172	27,924	44,356	64,970
Service revenues	—	—	106	—

Total cost of sales	16,172	27,924	44,462	64,970

Gross profit (loss)	3,010	(11,135)	1,858	2,587

Operating expenses
Selling, general and administrative expenses	6,776	6,668	13,845	12,662
Depreciation and amortization expenses	487	344	984	672
Research and development expenses	4,478	3,930	8,302	9,368

Total operating expenses	11,741	10,942	23,131	22,702

Operating loss	(8,731)	(22,077)	(21,273)	(20,115)

Other income (expense)
Interest and dividend income	55	115	169	353
Interest expense	(3,472)	(3,449)	(6,739)	(6,530)
Loss on debt extinguishment	(2,268)	—	(2,268)	—
Realized loss, net on sale of investments	(1,473)	—	(1,231)	—
Other expense	(107)	(39)	(129)	(111)

Total other expense	(7,265)	(3,373)	(10,198)	(6,288)

Loss from continuing operations before income taxes	(15,996)	(25,450)	(31,471)	(26,403)
Income tax expense	—	—	—	14

Loss from continuing operations	(15,996)	(25,450)	(31,471)	(26,417)

Discontinued operations:
Gain on sale of discontinued operations, net of tax of $0	2	53	6	64

Income from discontinued operations	2	53	6	64

Net loss	$(15,994)	$(25,397)	$(31,465)	$(26,353)

Basic and diluted net loss per common share:
Continuing operations	$(0.07)	$(0.15)	$(0.15)	$(0.16)
Discontinued operations	0.00	0.00	0.00	0.00

Net loss	$(0.07)	$(0.15)	$(0.15)	$(0.16)

Weighted-average shares used to compute basic and diluted net loss per common share:	213,544	166,598	213,154	166,625

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.
Consolidated Statement of Stockholders’ Equity
(Amounts in thousands)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
	(Unaudited)
Balance, September 30, 2009 (as originally reported)	212,696	$2,127	$293,299	$(246,227)	$49,199
Cumulative effect of accounting change (adoption of ASC 470-20)	—	—	27,635	(8,598)	19,037

Balance, September 30, 2009 (as adjusted)	212,696	2,127	320,934	(254,825)	68,236
Payment of offering costs	—	—	(183)	—	(183)
Common stock issued for cash	1,250	13	1,290	—	1,303
Common stock issued for cash on options exercised	15	—	16	—	16
Common stock issued for a cashless exercise of warrants	832	8	(8)	—	—
Common stock issued for services	25	—	—	—	—
Stock-based compensation issued for services	—	—	2,857	—	2,857
Restricted stock units surrendered for withholding taxes payable	—	—	(132)	—	(132)
Restricted stock units settled in shares	16	—	—	—	—
Net loss	—	—	—	(31,465)	(31,465)

Balance, March 31, 2010	214,834	$2,148	$324,774	$(286,290)	$40,632

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.
Consolidated Statements of Cash Flows
(Amounts in thousands)

	For the Six Months
	Ended March 31,
	2010	2009
	(Unaudited)
		(As Restated)
Cash flows from operating activities
Net loss	$(31,465)	$(26,353)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,103	3,387
Accretion expense	15	—
Utilization of spare parts	1,017	890
Bad debt expense	5	5
Gain on disposal of property, plant and equipment	(21)	—
Non-cash interest expense	3,883	3,239
Reversal of non-cash marketing expense	—	(380)
Loss on debt extinguishment	2,268	—
Realized loss, net on sale of investments	1,231	—
Gain on sale of subsidiary	(6)	(64)
Stock-based compensation	2,857	2,088
Equity in loss of investee	277	—

Changes in operating assets and liabilities:
Accounts receivable	3,002	8,810
Property insurance claim receivable	1,795	(2,000)
Other receivables	(51)	23
Inventories	(6,619)	(10,775)
Deposits on gas contracts	(151)	17,194
Prepaid expenses and other current assets	413	1,590
Accounts payable	1,156	(3,851)
Deferred revenue	11,405	26,418
Accrued interest	(437)	(65)
Accrued liabilities, accrued payroll and other	(67)	(2,840)

Net cash provided by (used in) operating activities	(4,390)	17,316

Cash flows from investing activities
Purchase of property, plant, equipment and construction in progress	(12,661)	(7,649)
Proceeds from disposal of property, plant and equipment	1,014	—
Proceeds from sale of available for sale securities	4,769	—
Proceeds from earn-out receivables	6	64
Other items	(881)	(817)

Net cash used in investing activities	(7,753)	(8,402)

Cash flows from financing activities
Proceeds from term loan, net of original issue discount	60,625	—
Retirement of term loan, including costs	(38,040)	—
Payments on debt and notes payable	(1,185)	(7,998)
Debt issuance costs	(3,662)	—
Payments on notes payable for financed insurance premiums	(929)	(1,397)
Payment of offering costs	(183)	—
Payments on line of credit on available for sale securities	(4,532)	(120)
Proceeds from issuance (repurchase of) common stock	1,303	(2)
Proceeds from options and warrants exercised	16	—

Net cash provided by (used in) financing activities	13,413	(9,517)

Increase (decrease) in cash and cash equivalents	1,270	(603)
Cash and cash equivalents, beginning of period	69,117	63,722

Cash and cash equivalents, end of period	$70,387	$63,119

RENTECH, INC.
Consolidated Statements of Cash Flows
(Amounts in thousands)

(Continued from previous page)
Excluded from the statements of cash flows for the six months ended March 31, 2010 and 2009 were the effects of certain non-cash investing and financing activities as follows:

	For the Six Months
	Ended March 31,
	2010	2009
	(Unaudited)
Cashless exercise of warrants	$8	$—
Warrants granted in connection with amendment to term loan	—	1,626
Purchase of insurance policies financed with a note payable	379	770
Rescission of notes receivable on repurchase of common stock	—	606
Restricted stock units surrendered for withholding taxes payable	132	96
Purchase of common stock warrants paid through the reduction of loan fees	—	50
See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.
Notes to Consolidated Financial Statements
(Unaudited)
Note 1 — Basis of Presentation
The accompanying unaudited consolidated financial statements of Rentech, Inc. and its consolidated subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial position at March 31, 2010, and the results of operations and cash flows for the periods presented. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three and six months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2010. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009 filed with the Securities and Exchange Commission (the “SEC”) on December 14, 2009 and the consolidated financial statements and notes thereto for the fiscal year ended September 30, 2009 included as exhibit 99.1 in the Company’s Current Report on Form 8-K filed with the SEC on March 10, 2010 (collectively, the “Annual Report”). The sole purpose of that Current Report on Form 8-K was to disclose the Company’s adoption of new accounting guidance relating to convertible debt instruments. See additional information in this note.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Because of their short-term nature, the amounts reported in the Company’s consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and current portion of long-term debt and term loan approximate fair value.
The Company has evaluated events, if any, which occurred subsequent to March 31, 2010 through the date these financial statements were issued, to ensure that such events have been properly reflected in these statements.
Certain prior period amounts have been reclassified to conform to the fiscal year 2010 presentation.
In its Annual Report, the Company restated its consolidated balance sheet at September 30, 2008, and its consolidated statement of operations, its changes in stockholders’ equity and cash flows for the fiscal year ended September 30, 2008. The report also presented restated selected quarterly financial data for the quarters ended June 30, 2009, March 31, 2009 and December 31, 2008.
The amounts presented in this Form 10-Q related to the prior year have been restated to correct previous errors and to be consistent with the Company’s presentation of restatements in its Annual Report, by reclassifying deposits on natural gas purchase contracts from inventory to deposits, and to reverse the effects of the lower-of-cost-or-market adjustments related to those deposits in the consolidated statements of operations, changes in stockholders’ equity and cash flows. As reported in the Company’s most recent Annual Report, these corrections materially changed the timing, but not the total amount, of the recognition of expenses for purchases of natural gas. In periods in which inventory impairments have been reversed, the costs of gas recognized are lower than under the previous treatment. In periods following the inventory impairments that were recorded under the prior treatment, the cost of goods sold are higher than the cost recognized under the previous treatment. The correction in accounting treatment had no effect on cash flows.
The following table (in thousands, except per share data) presents the effects of the restatement on total cost of sales, gross profit, write down of inventory to market, loss from continuing operations before income taxes, net loss and net loss per common share for the three and six months ended March 31, 2009, consistent with the presentation in the Company’s Annual Report.

RENTECH, INC.
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

	Three Months Ended
	March 31, 2009
	As				As Stated
	Previously	Restatement	As		in this
	Reported	Adjustments	Restated	Adjustments	Report
Total cost of sales	$19,793	$8,131	$27,924	$—	$27,924
Gross loss	(3,004)	(8,131)	(11,135)	—	(11,135)
Write down of inventory to market	5,861	(5,861)	0	—	0
Interest expense	2,722	—	2,722	727 (1)	3,449
Loss from continuing operations before income taxes	(16,592)	(8,131)	(24,723)	(727)	(25,450)
Net loss	(16,539)	(8,131)	(24,670)	(727)	(25,397)
EPS — Basic	(0.10)	(0.05)	(0.15)	—	(0.15)
EPS — Diluted	(0.10)	(0.05)	(0.15)	—	(0.15)

	Six Months Ended
	March 31, 2009
	As				As Stated
	Previously	Restatement	As		in this
	Reported	Adjustments	Restated	Adjustments	Report
Total cost of sales	$60,209	$4,070	$64,279	$691 (2)	$64,970
Gross profit (loss)	6,657	(4,070)	2,587	—	2,587
Write down of inventory to market	15,976	(15,976)	0	—	0
Interest expense	5,109	—	5,109	1,421 (1)	6,530
Loss from continuing operations before income taxes	(20,912)	(4,070)	(24,982)	(1,421)	(26,403)
Net loss	(20,862)	(4,070)	(24,932)	(1,421)	(26,353)
EPS — Basic	(0.13)	(0.02)	(0.15)	(0.01)	(0.16)
EPS — Diluted	(0.13)	(0.02)	(0.15)	(0.01)	(0.16)

(1)	Additional non-cash, interest expense due to adoption of new accounting guidance relating to convertible debt instruments. See additional information below.

(2)	Certain prior period amounts related to sales commissions have been reclassified to conform to the fiscal year 2010 presentation.
In May 2008, the Financial Accounting Standards Board (the “FASB”) issued a new accounting standard relating to the accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) (“ASC 470-20”), which specifies that issuers of such instruments shall separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption was not permitted. The guidance was applied retrospectively to all periods presented. This guidance was effective for the Company’s fiscal year beginning October 1, 2009. The adoption of the guidance affected the accounting for the Company’s 4.00% Convertible Senior Notes. Upon adoption of the guidance, the estimated effective interest rate on the Company’s 4.00% Convertible Senior Notes was 18.00% as of the time of issuance, which resulted in the recognition of a $30,495,000 discount to the debt portion of these notes with an amount equal to that discount recorded to paid-in capital at the time of issuance. Such discount is amortized as interest expense (non-cash) over the remaining life of the 4.00% Convertible Senior Notes. As a result of the additional interest expense, capitalized interest, which is recorded in construction in progress, also increased. In addition, the original beneficial conversion feature of $875,000 and the related interest expense amortization were reversed upon adoption of this guidance.

RENTECH, INC.
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
Amounts related to the 4.00% Convertible Senior Notes are reflected in the Company’s consolidated balance sheets as follows (in thousands):

	As of
	March 31,	September 30,
	2010	2009
	(in thousands)
Convertible senior notes	$57,500	$57,500
Less unamortized discount	(17,654)	(19,783)

Long-term convertible debt to stockholders	$39,846	$37,717

For the three and six months ended March 31, 2010, the impact of adopting ASC 470-20 is an increase to interest expense of approximately $870,000 and $1,757,000, respectively.
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
In April 2009, the FASB issued a staff position on accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies which amends the provisions of a previously issued standard for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. This guidance eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria. It is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This guidance is effective for the Company’s fiscal year beginning October 1, 2009. In the absence of any definitive future business combinations, the Company does not currently expect this guidance to have a material impact on the Company’s consolidated financial condition, results of operations or disclosures.
In June 2009, the FASB issued a standard which provides guidance about the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. This standard is effective for fiscal years beginning after November 15, 2009. It is effective for the Company’s fiscal year beginning October 1, 2010. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position, results of operations or disclosures.
In June 2009, the FASB issued a standard which amends guidance issued in an interpretation as it relates to determining whether an entity is a variable interest entity and ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. This standard is effective for fiscal years beginning after November 15, 2009. It is effective for the Company’s fiscal year beginning October 1, 2010. The Company is assessing the impact this guidance may have on its consolidated financial statements.
Note 3 — Available for Sale Securities
The Company’s available for sale securities were primarily auction rate securities which invested in long-term investment grade obligations purchased at par. Prior to fiscal 2008, these investments were classified as short-term investments and the trading of auction rate securities took place through a descending price auction occurring in 7, 28 and 35 day cycles with the interest rate reset at the beginning of each holding period. At the end of each holding period the interest was paid to the investor. The Company recorded the interest when earned as interest income.

RENTECH, INC.
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
During fiscal 2008, conditions in the global credit markets prevented the Company and other investors from liquidating holdings of auction rate securities because the amount of securities submitted for sale at auction exceeded the amount of purchase orders for such securities. As a consequence of the failed auctions, the investments were not readily convertible to cash until a future auction of these investments occurred, the underlying securities were redeemed by the issuer or the underlying securities matured. During the second quarter of fiscal 2008, the Company reclassified its available for sale securities from current assets to noncurrent assets because the Company was unable to readily redeem these securities into cash for current operations.
In May 2008, the Company executed a line of credit with the custodian of its available for sale securities. In September 2008, the line of credit was assumed by Barclays Capital, Inc. (“Barclays”). The line of credit provided for aggregate borrowings up to $5,000,000 and such loans were secured by the Company’s available for sale securities. Borrowings under the line of credit accrued interest at the rate of LIBOR plus 1.50%. The line of credit was paid off during the six months ended March 31, 2010 as a result of the sale through a tender offer of a portion of the securities and various sales of the remaining securities, which resulted in proceeds of approximately $4.8 million and a net realized loss on sale of investments of approximately $1.2 million.
The Company believed that its use of Level 3 inputs to value its available for sale securities was required due to the absence of market activity and other observable pricing as of the measurement date. The following table shows a reconciliation of the Company’s available for sale securities which were measured at fair value on a recurring basis using Level 3 inputs as the dates of the consolidated balance sheets (in thousands).

Balance at September 30, 2009	$6,000
Net purchases and sales	(6,000)

Balance at March 31, 2010	$—

Note 4 — Accounts Receivable
Accounts receivable consisted of the following:

	As of
	March 31,	September 30,
	2010	2009
	(in thousands)
Trade receivables from nitrogen products	$5,669	$8,717
Trade receivables from alternative energy	86	1,040

Total accounts receivable, gross	5,755	9,757
Allowance for doubtful accounts on trade accounts receivable	—	—

Total accounts receivable, net	$5,755	$9,757

Note 5 — Inventories
Inventories consisted of the following:

	As of
	March 31,	September 30,
	2010	2009
	(in thousands)
Finished goods	$18,933	$11,834
Raw materials	499	388

Total inventory	$19,432	$12,222

RENTECH, INC.
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
Note 6 — Property, Plant and Equipment and Construction in Progress
Property, plant and equipment consisted of the following:

	As of
	March 31,	September 30,
	2010	2009
	(in thousands)
Land and land improvements	$1,811	$1,933
Buildings and building improvements	9,966	11,017
Machinery and equipment	72,478	64,697
Furniture, fixtures and office equipment	950	882
Computer equipment and computer software	4,467	4,073
Vehicles	172	172
Leasehold improvements	66	441
Conditional asset (asbestos removal)	210	210

	90,120	83,425
Less accumulated depreciation	(33,014)	(29,176)

Total depreciable property, plant and equipment, net	$57,106	$54,249

Construction in progress consisted of the following:

	As of
	March 31,	September 30,
	2010	2009
	(in thousands)
Construction in progress for projects under development	$21,409	$17,931
Accumulated capitalized interest costs related to projects under development	4,460	3,197
Construction in progress for machinery and equipment	4,409	6,882
Conditional asset (asbestos removal)	27	27

Total construction in progress	$30,305	$28,037

The Company has a legal obligation to handle and dispose of asbestos at its plant at East Dubuque, Illinois (the “East Dubuque Plant”) and at its proposed project near Natchez, Mississippi (the “Natchez Project”) in a special manner when undergoing major or minor renovations or when buildings at these locations are demolished, even though the timing and method of settlement are conditional on future events that may or may not be in its control. As a result, the Company has a conditional obligation for this disposal. In addition, the Company through its normal repair and maintenance program may encounter situations where it is required to remove asbestos in order to complete other work. The Company applied the expected present value technique to calculate the fair value of the asset retirement obligation for each property and, accordingly, the asset and related obligation for each property has been recorded. In accordance with the applicable guidance, the liability is increased over time and such increase is recorded as accretion expense. The liability at March 31, 2010 and accretion expense for the six months ended March 31, 2010 were $252,000 and $15,000, respectively.
Note 7 — Property Held for Sale
During the three months ended March 31, 2010, in accordance with applicable accounting guidance, the Company reclassified its 20,000 square foot industrial building and related land and leasehold improvements in Denver, Colorado from property, plant and equipment, net to property held for sale on its consolidated balance sheet. Once an asset qualifies for designation as held for sale, depreciation expense is no longer recorded on the asset. The mortgage on the property is also identified on the consolidated balance sheet as relating to the property held for sale. The property was sold and the mortgage paid off in April 2010.

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
During the six months ended March 31, 2010, pursuant to the warrant agreement, ClearFuels acquired 832,390 shares of Company common stock through the cashless exercise of warrants representing 1,500,000 shares.
ClearFuels is a private company and a market does not exist for its preferred stock. As a result the Company determined the fair value of its investment in ClearFuels to be equal to the fair market value of the vested warrant issued to ClearFuels at the closing. The investment in ClearFuels is recorded in other assets and deposits under the equity method of accounting. At March 31, 2010, the investment balance was $267,000 and the Company’s share of ClearFuels loss for the three and six months ended March 31, 2010 was $148,000 and $277,000, respectively, which is included in other income (expense) on the consolidated statements of operations.
Note 9 — Debt
On June 13, 2008, the Company and its wholly-owned subsidiary, Rentech Energy Midwest Corporation (“REMC”), executed a $53,000,000 amended and restated credit agreement (the “Old Credit Agreement”) by and among REMC as the borrower, the Company as a guarantor and Credit Suisse, Cayman Islands Branch (“Credit Suisse”), as administrative agent and collateral agent and the lenders party thereto.
On January 29, 2010, the Company and REMC replaced the Old Credit Agreement with a new four and a half-year Credit Agreement (the “New Credit Agreement”) with Credit Suisse AG, as administrative agent and collateral agent and the lenders party thereto. REMC borrowed $62.5 million under the New Credit Agreement in the form of new secured term loans (the “New Term Loans”), which were used to repay its existing term loan facility in the amount of approximately $37 million, to make a loan to the Company in the amount of approximately $18 million and to pay related fees and expenses. The payoff of the existing term loan is considered an early extinguishment of debt. As a result, for the three and six months ended March 31, 2010, loss on debt extinguishment of $2.3 million is recorded in the consolidated statements of operations. The New Term Loans are guaranteed by the Company and certain of its subsidiaries and contain restrictions on the amount of cash that can be transferred from REMC to the Company or its non-REMC subsidiaries after the initial transfer to the Company on the closing date. The New Credit Agreement also includes an uncommitted incremental term loan facility under which REMC may request up to $15 million in incremental term loans, subject to the satisfaction of conditions, including the condition that, after giving effect to the incurrence of the incremental term loans, the total outstanding principal amount of all term loans under the New Credit Agreement may not exceed $50 million. The New Term Loans were issued with original issue discount of 3%, and will bear interest, at the election of REMC, at either (a)(i) the greater of LIBOR or 2.5%, plus (ii) 10.0% or (b)(i) the greatest of (w) the prime rate, as determined by Credit Suisse AG, (x) 0.5% in excess of the federal funds effective rate, (y) LIBOR plus 1.0% or (z) 3.5% plus (ii) 9.0%. Interest payments are generally made on a quarterly basis. The New Term Loans mature on July 29, 2014 and are subject to annual amortization, payable quarterly, of 7.5% of the original principal amount for the first two years, 15.0% of the original principal amount for the next two years, and remainder payable in the last six months. The New Credit Agreement requires that all excess cash flow from REMC, as defined in the New Credit Agreement, during the remainder of fiscal 2010 be applied to repay the New Credit Agreement.

RENTECH, INC.
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
Long-term debt consists of the following:

	As of
	March 31,	September 30,
	2010	2009
	(in thousands)
Face value of term loan under the credit agreements	$61,328	$37,112
Less unamortized discount	(1,727)	(696)

Book value of term loan under the credit agreements	59,601	36,416
Less current portion	(31,465)	(36,416)

Term loan, long-term portion	$28,136	$—

Mortgage dated February 8, 1999; monthly principal and interest payments of $7,000 with interest at 6.5%; unpaid principal and accrued interest due March 1, 2029; collateralized by land and building	$918	$931
Less current portion	(25)	(24)

Mortgage debt, long-term portion	$893	$907

The mortgage listed above is on the property in Denver, Colorado, which is designated as held for sale as of March 31, 2010.
Note 10 — Convertible Debt
In April 2006, the Company issued $57,500,000 in aggregate principal amount of 4.00% Convertible Senior Notes due 2013 with net proceeds to the Company of $53,700,000 after deducting $3,800,000 of underwriting discounts, commissions, fees and other expenses. The Company recognized these deductions as prepaid debt issuance costs which is a component of other assets and deposits on the consolidated balance sheets. An over-allotment option was exercised and the issuance of the notes from the over-allotment resulted in a beneficial conversion feature of $875,000, which was recognized as debt discount and was to be amortized to interest expense over the seven-year term of the notes. Upon adoption of ASC 470-20, the beneficial conversion feature and the related interest expense amortization were reversed. See Note 1 regarding the change in value of the convertible debt as a result of adopting ASC 470-20.
Upon achievement of the conversion criteria, the notes may be converted into 14,332,002 shares of common stock.
Based on the market prices, the estimated fair value of the 4.00% Convertible Senior Notes was approximately $41 million as of March 31, 2010.
Note 11 — Commitments and Contingencies
Natural Gas Agreements
The Company’s policy and practice is to enter into fixed-price purchase contracts for natural gas to minimize monthly and seasonal gas price volatility and in conjunction with contracted product sales in order to substantially fix gross margin on those product pre-sales. The Company has entered into multiple natural gas supply contracts, including both fixed and indexed price contracts, for various delivery dates through April 30, 2010. Commitments for natural gas purchases consist of the following:

	As of
	March 31,	September 30,
	2010	2009
	(in thousands, except
	weighted average rate)
MMBTU’s under fixed price contracts	277	1,398
MMBTU’s under index price contracts	411	—

Total MMBTU’s under contracts	688	1,398

Commitments to purchase natural gas	$2,850	$6,615
Weighted average rate per MMBTU based on the fixed rates and the indexes applicable to each contract	$4.14	$4.73
The Company is required to make additional prepayments under these purchase contracts in the event that market prices fall below the purchase prices in the contracts.

RENTECH, INC.
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
Litigation
The Company is party to litigation from time to time in the normal course of business. While the outcome of the Company’s current matters cannot be predicted with certainty, the Company maintains insurance to cover certain actions and believes that resolution of its current litigation will not have a material adverse effect on the Company.
In October 2009 the United States Environmental Protection Agency (the “EPA”) Region 5 issued a Notice and Finding of Violation pursuant to the Clean Air Act (“CAA”) related to the #1 nitric acid plant at the East Dubuque Plant. The notice alleges violations of the CAA’s New Source Performance Standard for nitric acid plants, Prevention of Significant Deterioration requirements and Title V Permit Program requirements. The notice appears to be part of the EPA’s Clean Air Act National Enforcement Priority for New Source Review/Prevention of Significant Deterioration related to nitric acid plants, which seeks to reduce emissions from nitric acid plants through proceedings that result in the installation of new pollution control technology. The Company has had initial dialogue with the EPA regarding the Company’s defenses to the alleged violations and the EPA has informed the Company that it has referred this matter to the United States Department of Justice. The Company cannot at this time estimate the cost to resolve this matter, but it does not believe that the matter will have a material adverse effect on the Company.
Between December 29, 2009 and January 6, 2010, three purported class action shareholder lawsuits were filed against the Company and certain of its current and former directors and officers in the United States District Court for the Central District of California (“C.D. Cal.”) alleging that the Company and the named current and former directors and officers made false or misleading statements regarding the Company’s financial performance in connection with its financial statements for fiscal year 2008 and the first three quarters of fiscal year 2009. Plaintiffs in the actions purport to bring claims on behalf of all persons who purchased Rentech securities between May 9, 2008 and December 14, 2009 and seek unspecified damages, interest, and attorneys’ fees and costs. The cases were consolidated as Michael Silbergleid v. Rentech, Inc., et al. (In re Rentech Securities Litigation), Lead Case No. 2:09-cv-09495-GHK-PJW (C.D. Cal.), and a lead plaintiff was appointed on April 5, 2010. Lead plaintiff has not yet filed a consolidated complaint. Accordingly, the Company has not yet filed a response to the complaints but intends to vigorously defend these actions.
Between January 22, 2010 and February 10, 2010, five shareholder derivative lawsuits were filed against certain of the Company’s current and former officers and directors in the United States District Court for the Central District of California and the Superior Court of the State of California for the County of Los Angeles (“LASC”). The initial complaints allege that the named current and former directors and officers caused the Company to make false or misleading statements regarding the Company’s financial performance in connection with its financial statements for the fiscal year 2008 and the first three quarters of fiscal year 2009. The plaintiffs, who purport to assert claims on behalf of the Company, seek various equitable and/or injunctive relief, unspecified restitution to the Company, interest, and attorneys’ fees and costs. The cases before the United States District Court are consolidated as John Cobb v. D. Hunt Ramsbottom, et al. (In re Rentech Derivative Litigation), Lead Case No. 2:10-cv-0485-GHK-PJW (C.D. Cal.), and the cases before the Superior Court are consolidated as Andrew L. Tarr v. Dennis L. Yakobson, et al., LASC Master File No. BC430553. Consolidated complaints have not yet been filed in either action. Accordingly, the Company has not yet filed a response to the complaints but intends to vigorously defend these actions.
Note 12 — Stockholders’ Equity
During February 2008, the Company sold 400,000 shares of restricted common stock to an individual professional services provider for cash of $2,000 and notes receivable of $606,000. The stock was subject to transfer restrictions and repurchase by the Company at the original issuance price if specified performance milestones were not accomplished by December 31, 2008. During the fiscal year 2008, the Company recognized $380,000 as marketing expense with a corresponding accrued liability under restricted stock awards. The notes receivable were recorded as a contra-equity since the notes are non-recourse, other than with respect to the shares. During the first quarter of fiscal year 2009, the service provider informed the Company that the specified performance milestones would not be achieved. In December 2008, the Company repurchased all 400,000 shares for the price at which the shares had been sold. The repurchase resulted in the reversal of $380,000 of previously recognized marketing expense, a corresponding reversal of the accrued liability under restricted stock awards, the reversal of the contra-equity notes receivable and the reversal of associated common stock and additional paid-in capital.

RENTECH, INC.
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
In February 2010, the Company entered into an Equity Distribution Agreement (the “Distribution Agreement”), which permits the Company to sell up to $50 million aggregate gross sales price of common stock over a period of six months. Sales of shares, if any, may be made by means of ordinary brokers’ transactions on NYSE Amex at market prices or as otherwise agreed by the Company and its sales agent. The sales agent will receive a commission of 1.5% based on the gross sales price per share. On a daily basis, the Company may sell up to a number of shares of its common stock equal to twenty-five percent of the average daily trading volume of the Company’s common stock for the thirty trading days preceding the date of the sale. The net proceeds from any sales under the Distribution Agreement are expected to be used for general corporate purposes. During March 2010, the Company sold a total of 1,250,000 shares of common stock which resulted in aggregate net proceeds of approximately $1.3 million after sales commissions of approximately $20,000.
On April 1, 2010, the SEC declared effective a shelf registration statement filed by the Company, which permits it to issue up to $99,297,330 of common stock, preferred stock, debt securities and other securities from time to time. This report shall not constitute an offer to sell or the solicitation of an offer to buy, nor shall there be any sale of securities in any jurisdiction in which such offer, solicitation or sale would be unlawful under the securities laws of such jurisdiction.
See Note 1 regarding the change in additional paid-in-capital as a result of adopting ASC 470-20.
Note 13 — Income Taxes
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
The Company has not recorded an income tax provision or benefit due to the fact that it is reporting a loss for the three and six months ended March 31, 2010 and has recorded a full valuation allowance against its deferred tax assets.
As of March 31, 2010, there was no material change in the amount of unrecognized tax benefits recorded for the uncertain tax positions. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.
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

RENTECH, INC.
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Revenues
Nitrogen products manufacturing	$19,182	$16,758	$46,205	$67,495
Alternative energy	—	31	115	62

Total revenues	$19,182	$16,789	$46,320	$67,557

Operating income (loss)
Nitrogen products manufacturing	$2,354	$(12,379)	$386	$365
Alternative energy	(11,085)	(9,698)	(21,659)	(20,480)

Total operating loss	$(8,731)	$(22,077)	$(21,273)	$(20,115)

Loss from continuing operations
Nitrogen products manufacturing	$(1,846)	$(14,422)	$(5,541)	$(3,613)
Alternative energy	(14,150)	(11,028)	(25,930)	(22,804)

Total loss from continuing operations	$(15,996)	$(25,450)	$(31,471)	$(26,417)

	As of
	March 31,	September 30,
	2010	2009
	(in thousands)
Total assets
Nitrogen products manufacturing	$128,158	$115,030
Alternative energy	77,258	85,570

Total assets	$205,416	$200,600

Note 15 — Net Income (Loss) Per Common Share
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
For the three and six months ended March 31, 2010 and 2009, approximately 42.1 million and 36.7 million shares, respectively, of the Company’s stock options, stock warrants, restricted stock, and convertible debt were excluded from the calculation of diluted earnings (loss) per share because their inclusion would have been anti-dilutive.
Note 16 — Subsequent Events
On April 30, 2010, Credit Suisse exercised warrants on 624,172 shares that were scheduled to expire in May 2010 for total consideration to the Company of $575,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
Certain information included in this report and other reports or materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company or its management) contain or will contain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, Section 27A of the Securities Act of 1933, as amended, and pursuant to the Private Securities Litigation Reform Act of 1995. The forward-looking statements may relate to financial results and plans for future business activities, and are thus prospective. The forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by the forward-looking statements. They can be identified by the use of terminology such as “may,” “will,” “expect,” “believe,” “intend,” “plan,” “estimate,” “anticipate,” “should” and other comparable terms or the negative of them. You are cautioned that, while forward-looking statements reflect our good faith belief and best judgment based upon current information, they are not guarantees of future performance and are subject to known and unknown risks and uncertainties. Factors that could affect Rentech’s results include the risk factors detailed in “Part II. Other Information-Item 1A. Risk Factors” below, “Part I, — Item 1A, Risk Factors” in the Company’s Annual Report and from time to time in the Company’s other periodic reports and registration statements filed with the Securities and Exchange Commission. Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995, and thus are current only as of the date made. We undertake no responsibility to update any of the forward-looking statements after the date of this report to conform them to actual results.
As used in this Quarterly Report on Form 10-Q, the terms “Rentech,” “we,” “our,” “us” and “the Company” mean Rentech, Inc., a Colorado corporation and its subsidiaries, unless the context indicates otherwise.
In its Annual Report, the Company restated its consolidated balance sheet at September 30, 2008, and its consolidated statement of operations, its changes in stockholders’ equity and cash flows for the fiscal year ended September 30, 2008. For additional information regarding the restatement, see Note 1 to the consolidated financial statements in this report.
OVERVIEW OF OUR BUSINESSES
Rentech, incorporated in 1981, provides clean energy solutions. The Company’s Rentech-SilvaGas biomass gasification process can convert multiple biomass feedstocks into synthesis gas (syngas) for production of renewable fuels and power. Combining the gasification process with Rentech’s unique application of proven syngas conditioning and clean-up technology and the patented Rentech Process based on Fischer-Tropsch chemistry, Rentech offers an integrated solution for production of synthetic fuels from biomass. The Rentech Process can also convert syngas from fossil resources into ultra-clean synthetic jet and diesel fuels, specialty waxes and chemicals. Pursuant to an alliance agreement with us, UOP, a Honeywell company, has agreed to provide technologies for final product upgrading and acid gas removal to us or our licensees. Rentech Energy Midwest Corporation, a wholly-owned subsidiary of the Company, manufactures and sells nitrogen fertilizer products including ammonia, urea ammonia nitrate, urea granule, and urea solution in the corn-belt region of the central United States.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. The most significant estimates and judgments relate to: revenue recognition, inventories, construction in progress, the valuation of financial instruments, long-lived assets and intangible assets, stock-based compensation and the realization of deferred income taxes. Actual amounts could differ significantly from these estimates. There has been no material change to our critical accounting policies and estimates from the information provided in our Annual Report.
RESULTS OF OPERATIONS
More detailed information about our consolidated financial statements is provided in the following portions of this section. The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto as presented in this report and in the Company’s Annual Report.

Seasonality
Results of operations for the interim periods are not necessarily indicative of results to be expected for the year primarily due to the impact of seasonality on the sales at REMC. Our nitrogen products manufacturing segment and our customers’ businesses are seasonal, based on planting, growing and harvesting cycles. The following table shows product tonnage shipped by quarter for the last three fiscal years and the six months ended March 31, 2010.

	For the Fiscal Years Ended September 30,
	2010	2009	2008	2007
	(in thousands of tons)
First Quarter	124	115	171	160
Second Quarter	86	65	103	77
Third Quarter	n/a	203	170	209
Fourth Quarter	n/a	150	199	125

Total Tons Shipped for Fiscal Year	210	533	643	571

The highest volume of tons shipped is typically during the spring planting season during the third fiscal quarter and the next highest volume of tons shipped is typically after the fall harvest during the first fiscal quarter, although, as reflected in the table above, sales volumes may fluctuate due to various circumstances.
As a result of the seasonality of shipments and sales, we experience significant fluctuations in our revenues, income and net working capital levels from quarter to quarter. Weather conditions can significantly affect quarterly results. Our receivables and deferred revenues are seasonal and relatively unpredictable. Significant amounts of our products are typically pre-sold for later shipment, and the timing of these pre-sales and the amount of down payments as a percentage of the total contract price may vary with market conditions. The variation in the timing of these pre-sales and of these contract terms may add to the seasonality of our cash flows and working capital.
THREE AND SIX MONTHS ENDED MARCH 31, 2010 COMPARED TO THREE AND SIX MONTHS ENDED MARCH 31, 2009:
Continuing Operations
Revenues

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Revenues:
Product shipments	$18,770	$16,430	$44,354	$65,810
Natural gas sales of excess inventory	412	328	1,851	1,685

Total nitrogen products manufacturing	$19,182	$16,758	$46,205	$67,495

Alternative energy	—	31	115	62

Total revenues	$19,182	$16,789	$46,320	$67,557

	For the Three Months		For the Three Months
	Ended March 31, 2010		Ended March 31, 2009
	Tons	Revenue	Tons	Revenue
	(in thousands)		(in thousands)
Product Shipments:
Ammonia	23	$8,461	5	$2,710
Urea Ammonium Nitrate	25	4,396	28	8,633
Urea (liquid and granular)	11	4,488	9	4,045
Carbon Dioxide	24	702	22	553
Nitric Acid	3	723	1	489

Total	86	$18,770	65	$16,430

	For the Six Months		For the Six Months
	Ended March 31, 2010		Ended March 31, 2009
	Tons	Revenue	Tons	Revenue
	(in thousands)		(in thousands)
Product Shipments:
Ammonia	68	$22,882	49	$32,183
Urea Ammonium Nitrate	82	12,524	70	22,612
Urea (liquid and granular)	16	6,450	17	8,226
Carbon Dioxide	39	1,071	40	1,168
Nitric Acid	5	1,427	4	1,621

Total	210	$44,354	180	$65,810

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
The increase in revenues for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 was primarily due to the increase in ammonia sales volume from favorable weather conditions in March 2010 which was partially offset by lower sales prices for most products. The decrease in revenues for the six months ended March 31, 2010 compared to the six months ended March 31, 2009 was primarily due to decreased sales prices for all products.
The average sales price per ton in the second quarter of the current fiscal year as compared with the prior fiscal year decreased by 30% for anhydrous ammonia and by 44% for urea ammonium nitrate solutions. These two products comprised approximately 69% of the product sales for the three months ended March 31, 2010 and 2009. The average sales price per ton in the six months ended March 31, 2010 as compared with the six months ended March 31, 2009 decreased by 48% for anhydrous ammonia and by 53% for urea ammonium nitrate solutions. These two products comprised approximately 80% and 83% of the product sales for the six months ended March 31, 2010 and 2009, respectively. Average sales prices per ton decreased because the prices for a majority of the previous period’s shipments had been determined in pre-sale contracts that were signed when fertilizer prices were at peak levels in 2008. Management believes that the significant decline in prices for nitrogen fertilizer that occurred between calendar 2008 and the end of calendar 2009 are due to, among other things, a substantial drop in natural gas prices and weak economic conditions.
Alternative Energy. This segment generates revenues for technical services and licensing activities related to Rentech’s technologies, and rental income from leasing part of a building we own. This rental income is included in our alternative energy segment because the rental income is generated from a building, which was sold in April 2010, used in the past by some of our research and development employees. The revenue earned in this segment during fiscal 2010 was technical service revenue. The revenue earned during fiscal 2009 was from rental revenue.
Cost of Sales

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
		(As Restated)		(As Restated)
Cost of sales:
Product shipments	$15,700	$11,524	$38,183	$39,038
Turnaround expenses	44	—	3,995	—
Natural gas sales of excess inventory	428	870	2,121	3,239
Natural gas sales with simultaneous purchase	—	15,530	57	22,693

Total nitrogen products manufacturing	$16,172	$27,924	$44,356	$64,970
Alternative energy	—	—	106	—

Total cost of sales	$16,172	$27,924	$44,462	$64,970

Nitrogen Products Manufacturing. The cost of sales for product shipments for the three months ended March 31, 2010 increased from the prior year primarily due to increased sales volume of ammonia due to favorable weather conditions in March 2010, as well as increased costs caused by scheduled and unscheduled plant shutdowns, partially offset by lower gas prices. Natural gas and labor and benefit costs comprised approximately 62% and 11%, respectively, of cost of sales on product shipments for the three months ended March 31, 2010. Natural gas and labor and benefit costs comprised approximately 57% and 13%, respectively, of cost of sales on product shipments for the six months ended March 31, 2010.

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
Depreciation expense included in cost of sales from our nitrogen products manufacturing segment was $1,636,000 and $1,030,000 for the three months ended March 31, 2010 and 2009, respectively. Depreciation expense included in cost of sales from our nitrogen products manufacturing segment was $4,118,000 and $2,714,000 for the six months ended March 31, 2010 and 2009, respectively.
Alternative Energy. The cost of sales for our alternative energy segment during the six months ended March 31, 2010 was for costs incurred for work performed under a technical services contract. There were no such contracts during the six months ended March 31, 2009.
Gross Profit (Loss)

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
		(As Restated)		(As Restated)
Gross profit (loss):
Product shipments	$3,070	$4,906	$6,171	$26,772
Turnaround expenses	(44)	—	(3,995)	—
Natural gas sales of excess inventory	(16)	(542)	(270)	(1,554)
Natural gas sales with simultaneous purchase	—	(15,530)	(57)	(22,693)

Total nitrogen products manufacturing	$3,010	$(11,166)	$1,849	$2,525
Alternative energy	—	31	9	62

Total gross profit (loss)	$3,010	$(11,135)	$1,858	$2,587

Nitrogen Products Manufacturing. The gross profit for product shipments for the three and six months ended March 31, 2010 decreased compared to the prior comparable periods primarily due to lower sales prices as well as reduced production due to scheduled and unscheduled plant shutdowns causing production costs per ton to increase which was partially offset by an increase in sales volume and lower gas prices. The gross loss for natural gas sales with simultaneous purchase for the three and six months ended March 31, 2010 decreased compared to the prior comparable periods primarily due to gas prices being more volatile during fiscal year 2009 than during fiscal year 2010.
Operating Expenses

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Operating expenses:
Selling, general and administrative	$6,776	$6,668	$13,845	$12,662
Depreciation and amortization	487	344	984	672
Research and development	4,478	3,930	8,302	9,368

Total operating expenses	$11,741	$10,942	$23,131	$22,702

Selling, General and Administrative Expenses. During the six months ended March 31, 2010 as compared to the six months ended March 31, 2009, selling, general and administrative expenses increased by $1,183,000 or 9%. Consulting expenses increased by $757,000 primarily due to an equity grant to a consultant and increases in consulting expenses related to renewable energy. Stock based compensation increased by $568,000 due to new grants of restricted stock.
Depreciation and Amortization. A portion of depreciation and amortization expense is associated with assets that support general and administrative functions and that expense is recorded in operating expense. The amount of depreciation and amortization expense within operating expenses increased by $143,000 and $312,000 for the three and six months ended March 31, 2010, respectively, which was primarily attributable to amortization of intellectual property acquired in the purchase of SilvaGas’ biomass gasification technology.
The majority of depreciation expense originates at our nitrogen products manufacturing segment and, as a manufacturing cost, is distributed between cost of sales and finished goods inventory, based on product volumes.
Research and Development. We incur research and development expenses in our testing laboratory in Commerce City, Colorado, where we actively conduct work to further improve our technology and to perform services for our customers. These expenses are included in our alternative energy segment. Research and development expenses increased by $548,000 during the three months ended March 31, 2010 compared to the three months ended March 31, 2009. The increase was primarily due to the Company operating the Product Demonstration Unit (“PDU”) for more days in the current period, which led to higher expenses. Research and development expenses decreased by $1,066,000 during the six months ended March 31, 2010 compared to the six months ended March 31, 2009. During the six months ended March 31, 2009, the Company incurred start-up costs as the PDU began to operate.
Operating Income (Loss)

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
		(As Restated)		(As Restated)
Income (loss) from operations:
Product shipments	$2,414	$3,693	$4,708	$24,612
Turnaround expenses	(44)	—	(3,995)	—
Natural gas sales of excess inventory	(16)	(542)	(270)	(1,554)
Natural gas sales with simultaneous purchase	—	(15,530)	(57)	(22,693)

Total nitrogen products manufacturing	$2,354	$(12,379)	$386	$365
Alternative energy	(11,085)	(9,698)	(21,659)	(20,480)

Total loss from operations	$(8,731)	$(22,077)	$(21,273)	$(20,115)

Nitrogen Products Manufacturing. The reduction in income from operations for product shipments for the three and six months ended March 31, 2010 as compared to the prior periods was primarily due to lower sales prices as well as reduced production due to scheduled and unscheduled plant shutdowns causing production costs per ton to increase, partially offset by increased sales volume of ammonia due to favorable weather conditions in March 2010, lower natural gas prices and a reduction in professional services costs.
Alternative Energy. The increase in operating loss for the three and six months ended March 31, 2010 as compared to the prior periods is primarily due to the overall increase in operating expenses for the reasons described above in the operating expenses section.
Other Income (Expense)

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
		(As Restated)		(As Restated)
Other Income (Expense):
Interest and dividend income	$55	$115	$169	$353
Interest expense	(3,472)	(3,449)	(6,739)	(6,530)
Loss on debt extinguishment	(2,268)	—	(2,268)	—
Realized loss, net on sale of investments	(1,473)	—	(1,231)	—
Other expense	(107)	(39)	(129)	(111)

Total other expense	$(7,265)	$(3,373)	$(10,198)	$(6,288)

The increase in other expense for the three and six months ended March 31, 2010 as compared to the three and six months ended March 31, 2009 is primarily due to the loss on debt extinguishment related to paying off the Old Credit Agreement and the net realized loss on the sale of available for sale securities.
ANALYSIS OF CASH FLOW
The following table summarizes our Consolidated Statements of Cash Flows:

	For the Six Months
	Ended March 31,
	2010	2009
	(in thousands)
Net Cash Provided by (Used in):
Operating activities	$(4,390)	$17,316
Investing activities	(7,753)	(8,402)
Financing activities	13,413	(9,517)

Net increase (decrease) in cash and cash equivalents	$1,270	$(603)

Cash Flows from Operating Activities
Net Loss. The Company had a net loss of $31,465,000 for the six months ended March 31, 2010, as compared to a net loss of $26,353,000 for the six months ended March 31, 2009. The cash flows used in operations during these periods primarily resulted from the following operating activities:
Accounts Receivable. During the first six months of fiscal 2010, accounts receivable decreased by $3,002,000, compared to a decrease of $8,810,000 during the first six months of fiscal 2009. The change from the earlier period is due to a decrease in sales prices, partially offset by higher sales volume.
Property Insurance Claim Receivable. During fiscal year 2009, we recorded a property insurance recovery receivable for insured property losses related to a weather-related shutdown of REMC in January 2009. During the six months ended March 31, 2010, the Company collected the outstanding balance of $1,795,000.
Inventories. Inventories increased during the six months ended March 31, 2010 by $6,619,000 due to a combination of seasonal build-up of inventory prior to the spring planting season and an increase in natural gas costs during the period. This is in comparison to an increase of $10,775,000 during the six months ended March 31, 2009, which was due to a substantial increase in gas costs during that period.
Deposits on Gas Contracts. Deposits on gas contracts increased by $151,000 during the six months ended March 31, 2010 compared to a decrease of $17,194,000 during the same period in the prior year. The large decrease in the prior year is due to an unusually high amount of deposits required as of September 30, 2008 due to prepaying gas at very high prices for contracts that extended through March 2009, whereas at September 30, 2009, we had entered into lower quantity, lower price contracts that only extended through December 2009.
Deferred Revenue. We record deferred revenue on product pre-sale contracts to the extent we receive cash payments for those contracts. Deferred revenue increased $11,405,000 during the six months ended March 31, 2010, versus an increase of $26,418,000 during this same period in fiscal 2009. The increase was larger in the year-ago period due to both higher prepaid sales prices and a higher volume of tons presold.
Cash Flows from Investing Activities
Proceeds from Sale of Available for Sale Securities. During the six months ended March 31, 2010, the Company sold, through a tender offer and various sales, its entire holdings of available for sale securities for approximately $4,769,000, which resulted in a net realized loss on sale of investments of approximately $1,231,000. For the six months ended March 31, 2009, there were no such sales.

Purchase of Property, Plant, Equipment and Construction in Progress. The increase in net additions of $5,012,000 for the six months ended March 31, 2010 compared to the six months ended March 31, 2009 was primarily due to increased additions at REMC during the scheduled plant shutdown, and the capitalization of development activities at our renewable energy project in Rialto, California (the “Rialto Project”).
Cash Flows from Financing Activities
Proceeds from and Retirement of Term Loan. During the six months ended March 31, 2010, the Company replaced the Old Credit Agreement, with an outstanding balance of $37,112,000, with a New Credit Agreement in the amount of $62,500,000. The New Credit Agreement included an original issue discount of $1,875,000.
Debt Issuance Costs. During the six months ended March 31, 2010, the Company incurred approximately $3,662,000 of costs related to the New Credit Agreement.
Payments on Line of Credit on Available for Sale Securities. During the six months ended March 31, 2010, we paid off the line of credit with the net proceeds from the various sales of available for sale securities. For the six months ended March 31, 2009, there were no such sales.
Proceeds from Issuance of Common Stock. During March 2010, the Company sold a total of 1,250,000 shares of common stock which resulted in net proceeds of approximately $1.3 million.
LIQUIDITY AND CAPITAL RESOURCES
Sources of Liquidity
At March 31, 2010, our current assets totaled $100,542,000, including cash and cash equivalents of $70,387,000 and accounts receivable of $5,755,000. Our current liabilities were $87,727,000. We had long-term liabilities of $77,057,000, most of which related to our long-term convertible senior notes and debt under our New Credit Agreement. REMC’s loss from continuing operations for the six months ended March 31, 2010 and 2009 was $5,541,000 and $3,613,000, respectively. The Company’s loss from continuing operations for the six months ended March 31, 2010 and 2009 was $31,471,000 and $26,417,000, respectively.
On January 29, 2010, REMC and Rentech entered into the New Credit Agreement. Upon closing, REMC borrowed the full amount available under the New Credit Agreement, transferred approximately $18 million to Rentech in the form of an intercompany loan and repaid the existing term loan under the Old Credit Agreement. The New Credit Agreement requires that all excess cash flow from REMC, as defined in the New Credit Agreement, during the remainder of fiscal 2010 be applied to repay the New Credit Agreement. Certain percentages of REMC’s excess cash flow may be available to Rentech in later periods, depending on the amount of cash flow generated, and the amount of debt repaid, by REMC in future periods. If the leverage ratio is less than 1.00:1.00 and the outstanding principal amount of the New Term Loans is (a) greater than or equal to $40 million but less than $50 million, then 75% of excess cash flow shall be applied to repayments or (b) less than $40 million, then 50% of excess cash flow shall be applied to repayments. Also, the New Credit Agreement contains restrictions on the amount of cash that can be transferred from REMC to Rentech or its non-REMC subsidiaries after an initial transfer to Rentech on the closing date.
Based on current market conditions, we believe that REMC’s liquidity needs for fiscal year 2010 can be met from its cash on hand, plus the cash forecasted to be generated by REMC’s operations. In the event that the amount of cash flow generated by REMC’s operations is significantly less than expected, REMC could require external sources of financing. We believe that Rentech’s (other than REMC) liquidity needs for operation of the PDU, other research and development, corporate administration, and pre-FEED (front-end engineering and design) development activities for our projects for fiscal year 2010 can be met from cash on hand. If we decide to proceed with FEED for Rialto or Natchez, or the actual amount of Rentech’s non-REMC spending exceeds our current expectations, we would require external sources of financing to maintain our liquidity during fiscal year 2010. In that event, and depending on capital market conditions, we may seek to satisfy our liquidity requirements or increase our liquidity position through public or private offerings of our securities or other financing transactions.
During fiscal 2011, we expect to require additional capital for our non-REMC activities, which are expected to include operation of the PDU and other research and development expenses, corporate administrative expenses, and development and engineering expenses for Rialto, Natchez and other projects. In February 2010, we entered into the Distribution Agreement, which permits us to sell up to $50 million aggregate gross sales price of common stock within a period of six months ending August 2, 2010. During March 2010, the Company sold a total of 1,250,000 shares of common stock under the Distribution Agreement which resulted in aggregate net proceeds of approximately $1.3 million after sales commissions of approximately

$20,000. In addition to liquidity available from the Distribution Agreement, other sources of liquidity for corporate activities during fiscal years 2010 and 2011 could include the issuance of equity or equity-linked securities, project debt and project equity. REMC’s liquidity needs are expected to be satisfied by cash on hand, plus cash forecasted to be generated by REMC’s operations. The restrictions under the New Credit Agreement on the amount of cash that may be transferred by REMC to Rentech described above will last at least through fiscal year 2011.
On April 1, 2010, the SEC declared effective a shelf registration statement, which permits us to issue up to $99,297,330 of common stock, preferred stock, debt securities and other securities from time to time. As of April 1, 2010, approximately $1.3 million of common stock had been sold under the Distribution Agreement, however, assuming all $50 million of common stock available under the Distribution Agreement had been sold, then approximately $50.6 million aggregate offering price of securities would be available to be sold under this shelf registration statement This report shall not constitute an offer to sell or the solicitation of an offer to buy, nor shall there be any sale of securities in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such jurisdiction.
Capital markets have recently experienced extreme uncertainty, and access to those markets has been difficult. Our failure to raise additional capital if needed would have a material adverse effect on our business, financial conditions and results of operations.
Liquidity Requirements
Short-Term Liquidity Requirements. We generally consider our short-term liquidity requirements to consist of those items that are expected to be incurred within the next 12 months. During the next 12 months, we expect our principal non-REMC liquidity needs to include costs to fund the current development phases of the Rialto Project, Natchez Project, and other projects, operation of the PDU, continued research and development of Rentech’s technologies and general working capital needs. Pre-FEED development activities for our Rialto and Natchez Projects require low levels of spending. However, if we elect to enter additional phases of development on those projects, such as FEED, or procurement of equipment, we will need significantly more capital in order to fund those activities. In the event that we need additional capital for these projects, we expect to obtain it through various combinations of project debt and equity, corporate equity, equity from strategic partners and suppliers, and various forms of government support. During fiscal 2011, we expect to require additional capital for our non-REMC activities, which are expected to include operation of the PDU and other research and development expenses, corporate administrative expenses, and development and engineering expenses for the Rialto Project, Natchez Project and other projects.
During the next 12 months, we expect REMC’s principal liquidity needs, which include costs to operate the East Dubuque Plant, such as its ordinary course needs for working capital and capital expenditures, to be met from cash on hand and cash forecasted to be generated by REMC’s operations. REMC’s fertilizer business is seasonal, based upon the planting, growing and harvesting cycles. Inventories must be accumulated to allow for customer shipments during the spring and fall fertilizer application seasons. The accumulation of inventory to be available for seasonal sales requires that working capital be available at REMC. Our practice of selling substantial amounts of our fertilizer products through prepayment contracts also significantly affects working capital needs at REMC. Working capital available at REMC is also affected by changes in commodity prices for natural gas and nitrogen fertilizers, which are the East Dubuque Plant’s principal feedstock and products.
In addition, as discussed above, Rentech and REMC have entered into the New Credit Agreement. The New Term Loans under the New Credit Agreement are subject to annual amortization. This requirement will require us to make payments of 7.5% of the original principal amount for the first two years, 15.0% of the original principal amount for the next two years and the remainder in the last six months of the loans.
Long-Term Liquidity Requirements. We generally consider our long-term liquidity requirements to consist of those items that are expected to be incurred beyond the next 12 months. Our principal long-term needs for liquidity are to fund development, detailed engineering, procurement, construction and operation of commercial projects as well as our ongoing research and development expenses, including operation of the PDU, and corporate administrative expenses. The two commercial projects that are the furthest along in their development are the Rialto Project and the Natchez Project, and we have begun early stage development of additional projects. We will require substantial amounts of capital that we do not now have to fund our long-term liquidity requirements and develop commercial projects, for which we anticipate that the construction costs will range from hundreds of millions of dollars to multiple billions of dollars depending upon their size and scope. We expect these projects to be funded by various combinations of project debt and equity, corporate debt and equity, equity from strategic partners and suppliers, and various forms of government support.

The New Term Loans under our New Credit Agreement mature on July 29, 2014. However, the New Credit Agreement requires us to meet the following financial covenants (and failure to meet such covenants could result in acceleration of the New Term Loans):
•
REMC and its subsidiaries cannot spend more than a specified maximum amount of capital expenditures in each fiscal year. From January 1, 2010 through the end of fiscal year 2010, the aggregate limit on capital expenditures is $6 million, and such limit varies each succeeding fiscal year. For the three months ended March 31, 2010, REMC incurred $3.2 million of capital expenditures. If REMC and its subsidiaries do not expend the maximum amount of capital expenditures permitted for any fiscal year, then the unused amount may be carried forward to the subsequent fiscal year;

•
REMC and its subsidiaries must maintain a minimum interest coverage ratio for any period of four consecutive fiscal quarters. For fiscal year 2010, the minimum interest coverage ratio requirement ranges from 3.15:1.00 to 3.35:1.00 for the applicable measurement periods. For the three months ended March 31, 2010, the interest coverage ratio was 7.21:1.00;

•
REMC and its subsidiaries cannot exceed a maximum leverage ratio as of the last day of any period of four consecutive fiscal quarters. For fiscal year 2010, the maximum leverage coverage ratio requirement ranges from 2.30:1.00 to 2.45:1.00 for the applicable measurement periods. For the three months ended March 31, 2010, the leverage coverage ratio was 0.92:1.00; and

•
REMC must maintain at least $7.5 million of unrestricted cash and permitted investments (or $5 million solely during the months of January, February and March). At March 31, 2010, REMC had $44.2 million of unrestricted cash and permitted investments.

CONTRACTUAL OBLIGATIONS
We have entered into various contractual obligations as detailed in our Annual Report. During the normal course of business in the six months ended March 31, 2010, the amount of our contractual obligations changed as scheduled payments were made and new contracts were executed. During the six months ended March 31, 2010, the following significant changes occurred to our contractual obligations:
•
During the six months ended March 31, 2010, the Company and REMC replaced the Old Credit Agreement with a four and a half-year $62,500,000 New Credit Agreement. As of March 31, 2010, the balance of the term loan under the New Credit Agreement was $61,328,000.

•
Natural gas purchase contracts committed decreased by $3,765,000 to $2,850,000. We are required to make additional prepayments under these purchase contracts in the event that market prices fall further below the purchase prices in the contracts. As of March 31, 2010, the natural gas purchase contracts included delivery dates through April 30, 2010. Subsequent to March 31, 2010, we entered into additional fixed quantity natural gas supply contracts at fixed and indexed prices for various delivery dates through May 31, 2010. The total MMBTU’s associated with these additional contracts was 986,000 and the total amount of the purchase commitments was $4,037,000, resulting in a weighted average rate per MMBTU of $4.09.

•
Purchase obligations increased by $1,907,000 to $10,330,000 as measured by the total amount of open purchase orders. The majority of the open purchase orders relate to REMC operations along with commitments for materials to operate the PDU.

OFF-BALANCE SHEET ARRANGEMENTS
The Company has no off-balance sheet arrangements.
RECENTLY ISSUED ACCOUNTING STANDARDS
Refer to Note 2 to the consolidated financial statements, “Recent Accounting Pronouncements.”

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk. We are exposed to interest rate risk related to our borrowings under the New Credit Agreement. Borrowings under the New Credit Agreement bear interest on a variable rate based upon either LIBOR or the lender’s alternative base rate, plus in each case an applicable margin. At March 31, 2010, LIBOR was approximately 0.44%. As of March 31, 2010, we had outstanding borrowings under the New Credit Agreement of $61.3 million. Based upon the outstanding balances of our variable-interest rate debt at March 31, 2010, and assuming market interest rates increase or decrease by 100 basis points, the potential annual increase or decrease in annual interest expense is approximately $613,000. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes.
Commodity Price Risk. We are exposed to significant market risk due to potential changes in prices for fertilizer products and natural gas. Natural gas is the primary raw material used in the production of various nitrogen-based products manufactured at the East Dubuque Plant. Market prices of nitrogen-based products are affected by changes in natural gas prices as well as by supply and demand and other factors. In the normal course of business, REMC currently produces nitrogen-based fertilizer products throughout the year to supply the needs of its customers during the high-delivery-volume spring and fall seasons. Fertilizer product inventory is subject to market risk due to fluctuations in the relevant commodity prices. Currently, REMC purchases natural gas for use in its East Dubuque Plant on the spot market, and through short-term, fixed supply, fixed price and index price purchase contracts. Natural gas prices have fluctuated during the last several years, increasing in 2008 and declining to lower levels in 2009 and 2010. A hypothetical increase of $0.10 per MMBTU of natural gas would increase the cost to produce one ton of ammonia by approximately $3.50. REMC has experienced no difficulties in securing supplies of natural gas, however, natural gas is purchased at market prices and such purchases are subject to price volatility.
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
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2010 due to the material weakness in our internal control over financial reporting identified by management as of September 30, 2009. As discussed in Item 9A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2009, the material weakness related to our failure to maintain effective controls over the selection and application of GAAP.
Notwithstanding the existence of the material weakness, our management has performed additional review and analysis of our significant accounting policies to ensure applications are in accordance with GAAP. Accordingly, management has concluded that our consolidated financial statements contained in this report fairly present, in all material respects, our financial condition, results of operations, and cash flows for the periods presented.
Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Plan for Remediation of the Material Weakness. During the latter part of the quarter ended December 31, 2009, we began taking the following steps to remediate the material weakness: (a) the establishment and distribution of enhanced policies and procedures to ensure appropriate, timely review of significant existing and new accounting policies by the members of management with the requisite level of knowledge, experience and training to appropriately apply GAAP; and (b) implementing additional review processes to ensure all new and updated significant accounting policies are implemented and applied properly on a consistent basis throughout the Company.
The implementation of the aforementioned process and controls is ongoing. We believe the measures described above will remediate the identified material weakness and strengthen our internal control over financial reporting. As we continue to evaluate and work to enhance our internal control over financial reporting, it may be determined that additional measures must be taken to address the material weakness or it may be determined that we need to modify or otherwise adjust the remediation measures described above.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
A description of the legal proceedings to which the Company and its subsidiaries are a party is contained in Note 11 to the consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q.
ITEM 1A. RISK FACTORS
Risk factors were disclosed in Part I, Item 1A. Risk Factors in the Company’s Annual Report and Part II, Item 1A. Risk Factors in the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009. Those risk factors should be read in conjunction with this report. During the three months ended March 31, 2010, the Company did not identify any material additions or changes to the risk factors disclosed in the Company’s Annual Report or Quarterly Report on Form 10-Q for the quarter ended December 31, 2009. However, those risks are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect our business, financial condition or results of operations.

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

RENTECH, INC.
Dated: May 7, 2010	/s/ D. Hunt Ramsbottom
D. Hunt Ramsbottom,
President and Chief Executive Officer

Dated: May 7, 2010	/s/ Dan J. Cohrs
Dan J. Cohrs
Chief Financial Officer