Form 10-Q
period 2010-06-30
RENTECH INC /CO/
filed 2010-08-09
CIK 868725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the Registrant’s common stock outstanding as of July 30, 2010 was 221,731,479.

RENTECH, INC.
Form 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RENTECH, INC.
Consolidated Balance Sheets
(Amounts in thousands, except per share data)

	As of
	June 30,	September 30,
	2010	2009
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$47,932	$69,117
Restricted cash, short-term	150	150
Accounts receivable, net of allowance for doubtful accounts of $100 at June 30, 2010 and $0 at September 30, 2009	11,666	9,757
Inventories	9,231	12,222
Deposits on gas contracts	1,597	724
Prepaid expenses and other current assets	3,642	3,858
Other receivables, net	52	1,809

Total current assets	74,270	97,637

Property, plant and equipment, net	55,131	54,249

Construction in progress	36,757	28,037

Other assets
Other assets and deposits	16,058	14,677
Available for sale securities, non-current	—	6,000

Total other assets	16,058	20,677

Total assets	$182,216	$200,600

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,025	$5,495
Accrued payroll and benefits	5,249	6,204
Accrued liabilities	14,138	11,801
Capital lease obligation	464	—
Line of credit on available for sale securities	—	4,532
Deferred revenue	769	18,203
Accrued interest	1,954	2,930
Current portion of long-term debt and term loan	30,001	36,440

Total current liabilities	58,600	85,605

Long-term liabilities
Long-term debt, net of current portion	—	907
Term loan, net of current portion	28,357	—
Long-term convertible debt to stockholders	40,980	37,717
Advance for equity investment	7,892	7,892
Other long-term liabilities	358	243

Total long-term liabilities	77,587	46,759

Total liabilities	136,187	132,364

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock: $10 par value; 1,000 shares authorized; 90 series A convertible preferred shares authorized and issued; no shares outstanding and $0 liquidation preference	—	—
Series C participating cumulative preferred stock: $10 par value; 500 shares authorized; no shares issued and outstanding	—	—
Common stock: $.01 par value; 450,000 shares authorized; 221,731 and 212,696 shares issued and outstanding at June 30, 2010 and September 30, 2009, respectively	2,217	2,127
Additional paid-in capital	331,778	320,934
Accumulated deficit	(287,966)	(254,825)

Total stockholders’ equity	46,029	68,236

Total liabilities and stockholders’ equity	$182,216	$200,600

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.
Consolidated Statements of Operations
(Amounts in thousands, except per share data)

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
		(As Restated)		(As Restated)
Revenues
Product sales	$49,377	$93,262	$95,583	$160,757
Service revenues	399	71	514	133

Total revenues	49,776	93,333	96,097	160,890

Cost of sales
Product sales	34,002	42,585	78,358	107,555
Service revenues	587	—	693	—

Total cost of sales	34,589	42,585	79,051	107,555

Gross profit	15,187	50,748	17,046	53,335

Operating expenses
Selling, general and administrative expenses	7,492	6,029	21,337	18,691
Depreciation and amortization expenses	476	325	1,460	997
Research and development expenses	5,011	7,187	13,313	16,555

Total operating expenses	12,979	13,541	36,110	36,243

Operating income (loss)	2,208	37,207	(19,064)	17,092

Other income (expense)
Interest and dividend income	23	139	192	492
Interest expense	(3,747)	(3,584)	(10,487)	(10,114)
Loss on debt extinguishment	—	—	(2,268)	—
Realized loss, net on sale of investments	—	—	(1,231)	—
Other expense	(151)	(211)	(281)	(322)

Total other expense	(3,875)	(3,656)	(14,075)	(9,944)

Income (loss) from continuing operations before income taxes	(1,667)	33,551	(33,139)	7,148
Income tax expense	10	3	10	17

Income (loss) from continuing operations	(1,677)	33,548	(33,149)	7,131
Income from discontinued operations	2	2	8	66

Net income (loss)	$(1,675)	$33,550	$(33,141)	$7,197

Basic and diluted net income (loss) per common share:
Continuing operations	$(0.01)	$0.20	$(0.15)	$0.04
Discontinued operations	0.00	0.00	0.00	0.00

Net income (loss)	$(0.01)	$0.20	$(0.15)	$0.04

Weighted-average shares used to compute net income (loss) per common share:
Basic	216,175	167,258	214,161	166,836

Diluted	216,175	167,551	214,161	167,144

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.
Consolidated Statement of Stockholders’ Equity
(Amounts in thousands)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
	(Unaudited)
Balance, September 30, 2009 (as originally reported)	212,696	$2,127	$293,299	$(246,227)	$49,199
Cumulative effect of accounting change (adoption of accounting standard on convertible debt instruments)	—	—	27,635	(8,598)	19,037

Balance, September 30, 2009 (as adjusted)	212,696	2,127	320,934	(254,825)	68,236
Payment of offering costs	—	—	(293)	—	(293)
Issuance of common stock	6,689	67	6,169	—	6,236
Common stock issued for stock options exercised	15	—	16	—	16
Common stock issued for warrants exercised	2,080	20	1,108	—	1,128
Stock-based compensation expense	—	—	4,094	—	4,094
Restricted stock units	251	3	(250)	—	(247)
Net loss	—	—	—	(33,141)	(33,141)

Balance, June 30, 2010	221,731	$2,217	$331,778	$(287,966)	$46,029

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.
Consolidated Statements of Cash Flows
(Amounts in thousands)

	For the Nine Months
	Ended June 30,
	2010	2009
	(Unaudited)
		(As Restated)
Cash flows from operating activities
Net income (loss)	$(33,141)	$7,197
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	8,772	7,332
Accretion expense	23	—-
Utilization of spare parts	1,284	1,257
Bad debt expense	105	5
Gain on disposal of property, plant and equipment	(28)	—
Non-cash interest expense	5,810	5,177
Reversal of non-cash marketing expense	—	(380)
Loss on debt extinguishment	2,268	—
Realized loss, net on sale of investments	1,231	—
Gain on sale of subsidiary	(8)	(66)
Stock-based compensation	4,094	2,776
Equity in loss of investee	465	—

Changes in operating assets and liabilities:
Accounts receivable	(3,009)	6,291
Property insurance claim receivable	1,795	(1,500)
Other receivables	(43)	35
Inventories	2,694	8,154
Deposits on gas contracts	(873)	16,625
Prepaid expenses and other current assets	1,286	2,189
Accounts payable	948	(1,767)
Deferred revenue	(17,434)	(52,720)
Accrued interest	(975)	(418)
Accrued liabilities, accrued payroll and other	291	(655)

Net cash used in operating activities	(24,445)	(468)

Cash flows from investing activities
Purchase of property, plant, equipment and construction in progress	(19,560)	(11,247)
Proceeds from disposal of property, plant and equipment	2,153	—
Proceeds from sale of available for sale securities	4,769	—
Payments for acquisition	—	(338)
Other items	(611)	(550)

Net cash used in investing activities	(13,249)	(12,135)

Cash flows from financing activities
Proceeds from term loan, net of original issue discount	60,625	—
Retirement of term loan, including costs	(38,040)	—
Payments on debt and notes payable	(3,593)	(15,904)
Debt issuance costs	(3,666)	(499)
Payments on notes payable for financed insurance premiums	(1,372)	(1,941)
Payment of offering costs	(293)	(47)
Payments on line of credit on available for sale securities	(4,532)	(192)
Proceeds from issuance of common stock	6,236	6,322
Proceeds from options and warrants exercised	1,144	—

Net cash provided by (used in) financing activities	16,509	(12,261)

Decrease in cash and cash equivalents	(21,185)	(24,864)
Cash and cash equivalents, beginning of period	69,117	63,722

Cash and cash equivalents, end of period	$47,932	$38,858

RENTECH, INC.
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Continued from previous page)
Excluded from the statements of cash flows for the nine months ended June 30, 2010 and 2009 were the effects of certain non-cash investing and financing activities as follows:

	For the Nine Months
	Ended June 30,
	2010	2009
	(Unaudited)
Cashless exercise of warrants	$8	$—
Acquisition, which includes issuance of common stock	—	8,455
Warrants granted in connection with amendment to term loan	—	1,626
Warrants granted in connection with equity investment	—	629
Purchase of insurance policies financed with a note payable	1,893	2,204
Rescission of notes receivable on repurchase of common stock	—	606
Restricted stock units surrendered for withholding taxes payable	247	149
Purchase of common stock warrants paid through the reduction of loan fees	—	50
Capital lease on software	464	—
See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.
Notes to Consolidated Financial Statements
(Unaudited)
Note 1 — Basis of Presentation
The accompanying unaudited consolidated financial statements of Rentech, Inc. and its consolidated subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the Company’s financial position at June 30, 2010, and the results of operations and cash flows for the periods presented. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three and nine months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2010. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009 filed with the Securities and Exchange Commission (the “SEC”) on December 14, 2009 and the consolidated financial statements and notes thereto for the fiscal year ended September 30, 2009 included as exhibit 99.1 in the Company’s Current Report on Form 8-K filed with the SEC on March 10, 2010 (collectively, the “Annual Report”). The sole purpose of that Current Report on Form 8-K was to disclose the Company’s adoption of new accounting guidance relating to convertible debt instruments (see additional information in this note).
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
The Company has evaluated events, if any, which occurred subsequent to June 30, 2010 through the date these financial statements were issued, to ensure that such events have been properly reflected in these statements.
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
The amounts presented in this Form 10-Q related to the prior year have been restated to correct previous errors and to be consistent with the Company’s presentation of restatements in its Annual Report, by reclassifying deposits on natural gas purchase contracts from inventory to deposits, and to reverse the effects of the lower-of-cost-or-market adjustments related to those deposits in the consolidated statements of operations, changes in stockholders’ equity and cash flows. As reported in the Annual Report, these corrections materially changed the timing, but not the total amount, of the recognition of expenses for purchases of natural gas. In periods in which inventory impairments have been reversed, the costs of gas recognized are lower than under the previous treatment. In periods following the inventory impairments that were recorded under the prior treatment, the cost of goods sold are higher than the cost recognized under the previous treatment. The correction in accounting treatment had no effect on cash flows.

RENTECH, INC.
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
The following table (in thousands, except per share data) presents the effects of the restatement on total cost of sales, gross profit, write down of inventory to market, income from continuing operations before income taxes, net income and net income per common share for the three and nine months ended June 30, 2009, consistent with the presentation in the Annual Report.

	Three Months Ended
	June 30, 2009
	As				As Stated
	Previously	Restatement	As		in this
	Reported	Adjustments	Restated	Adjustments	Report
Total cost of sales	$38,850	$1,819	$40,669	$1,916 (1)	$42,585
Gross profit	52,567	(1,819)	50,748	—	50,748
Write down of inventory to market	116	(116)	—	—	—
Interest expense	2,821	—	2,821	763 (2)	3,584
Income from continuing operations before income taxes	36,133	(1,819)	34,314	(763)	33,551
Net income	36,132	(1,819)	34,313	(763)	33,550
EPS — Basic	0.22	(0.01)	0.21	(0.01)	0.20
EPS — Diluted	0.22	(0.02)	0.20	—	0.20

	Nine Months Ended
	June 30, 2009
	As				As Stated
	Previously	Restatement	As		in this
	Reported	Adjustments	Restated	Adjustments	Report
Total cost of sales	$99,059	$5,889	$104,948	$2,607 (1)	$107,555
Gross profit	59,224	(5,889)	53,335	—	53,335
Write down of inventory to market	16,092	(16,092)	—	—	—
Interest expense	7,930	—	7,930	2,184 (2)	10,114
Income from continuing operations before income taxes	15,221	(5,889)	9,332	(2,184)	7,148
Net income	15,270	(5,889)	9,381	(2,184)	7,197
EPS — Basic	0.09	(0.03)	0.06	(0.02)	0.04
EPS — Diluted	0.09	(0.04)	0.05	(0.01)	0.04

(1)	Certain prior period amounts related to sales commissions have been reclassified to conform to the fiscal year 2010 presentation.

(2)	Additional non-cash interest expense due to adoption of new accounting guidance relating to convertible debt instruments. See additional information below.
In May 2008, the Financial Accounting Standards Board (the “FASB”) issued a new accounting standard relating to the accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement), which specifies that issuers of such instruments shall separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption was not permitted. This guidance was effective for the Company’s fiscal year beginning October 1, 2009. The guidance was applied retrospectively to all periods presented. The adoption of the guidance affected the accounting for the Company’s 4.00% Convertible Senior Notes. Upon adoption of the guidance, the estimated effective interest rate on the Company’s 4.00% Convertible Senior Notes was 18.00% as of the time of issuance, which resulted in the recognition of a $30,495,000 discount to the debt portion of these notes with an amount equal to that discount recorded to paid-in capital at the time of issuance. Such discount is amortized as interest expense (non-cash) over the remaining life of the 4.00% Convertible Senior Notes. As a result of the additional interest expense, capitalized interest, which is recorded in construction in progress, also increased. In addition, the original beneficial conversion feature of $875,000 and the related interest expense amortization were reversed upon adoption of this guidance.

RENTECH, INC.
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
Amounts related to the 4.00% Convertible Senior Notes are reflected in the Company’s consolidated balance sheets as follows:

	As of
	June 30,	September 30,
	2010	2009
	(in thousands)
Convertible senior notes	$57,500	$57,500
Less unamortized discount	(16,520)	(19,783)

Long-term convertible debt to stockholders	$40,980	$37,717

For the three and nine months ended June 30, 2010, the impact of adopting the accounting standard is an increase in interest expense of approximately $948,000 and $2,705,000, respectively.
Note 2 — Recent Accounting Pronouncements
In September 2006, the FASB issued a standard on fair value measurements that clarified the principle that fair value shall be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it established a fair value hierarchy that prioritizes the information used to develop those assumptions. This standard is effective for consolidated financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB provided a one year deferral for the implementation of this standard for non-financial assets and liabilities recognized or disclosed at fair value on a non-recurring basis. The provisions of this standard were effective for the Company’s financial assets and liabilities for the fiscal year beginning October 1, 2008. The provisions of this standard were effective for the Company’s non-financial assets and liabilities for the fiscal year beginning October 1, 2009. The adoption of this standard for financial and non-financial assets and liabilities did not have a material impact on the Company’s consolidated financial position or results of operations.
In April 2009, the FASB issued a staff position on accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies. The staff position amends the provisions of a previously issued standard for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. This guidance eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria. It is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This guidance is effective for the Company’s fiscal years beginning on or after October 1, 2009. In the absence of any definitive future business combinations, the Company does not currently expect this guidance to have a material impact on the Company’s consolidated financial condition, results of operations or disclosures.
In June 2009, the FASB issued a standard which provides guidance about the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. This standard is effective for fiscal years beginning after November 15, 2009. It is effective for the Company’s fiscal years beginning on or after October 1, 2010. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position, results of operations or disclosures.
In June 2009, the FASB issued a standard which amends guidance issued in an interpretation as it relates to determining whether an entity is a variable interest entity and ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. This standard is effective for fiscal years beginning after November 15, 2009. It is effective for the Company’s fiscal years beginning on or after October 1, 2010. The Company is assessing the impact this guidance may have on its consolidated financial statements.
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
In May 2008, the Company executed a line of credit with the custodian of its available for sale securities. In September 2008, the line of credit was assumed by Barclays Capital, Inc. (“Barclays”). The line of credit provided for aggregate borrowings up to $5,000,000 and such loans were collateralized by the Company’s available for sale securities. Borrowings under the line of credit accrued interest at the rate of LIBOR plus 1.50%. The line of credit was paid off during the nine months ended June 30, 2010 as a result of the sale through a tender offer of a portion of the securities and various sales of the remaining securities, which resulted in proceeds of approximately $4.8 million and a net realized loss on sale of investments of approximately $1.2 million.
Due to the absence of market activity and other observable pricing as of the measurement date, estimates that are not observable (Level 3 inputs) were used in determining the fair value which is in accordance with applicable guidance. The following table shows a reconciliation of the Company’s available for sale securities which were measured at fair value on a recurring basis using Level 3 inputs as the dates of the consolidated balance sheets (in thousands).

Balance at September 30, 2009	$6,000
Net purchases and sales	(6,000)

Balance at June 30, 2010	$—

Note 4 — Accounts Receivable
Accounts receivable consisted of the following:

	As of
	June 30,	September 30,
	2010	2009
	(in thousands)
Trade receivables from nitrogen products	$11,641	$8,717
Trade receivables from alternative energy	125	1,040

Total accounts receivable, gross	11,766	9,757
Allowance for doubtful accounts on trade accounts receivable	(100)	—

Total accounts receivable, net	$11,666	$9,757

Note 5 — Inventories
Inventories consisted of the following:

	As of
	June 30,	September 30,
	2010	2009
	(in thousands)
Finished goods	$8,661	$11,834
Raw materials	570	388

Total inventory	$9,231	$12,222

RENTECH, INC.
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
Note 6 — Property, Plant and Equipment and Construction in Progress
Property, plant and equipment consisted of the following:

	As of
	June 30,	September 30,
	2010	2009
	(in thousands)
Land and land improvements	$1,811	$1,933
Buildings and building improvements	9,966	11,017
Machinery and equipment	72,836	64,697
Furniture, fixtures and office equipment	977	882
Computer equipment and computer software	4,509	4,073
Vehicles	172	172
Leasehold improvements	66	441
Conditional asset (asbestos removal)	210	210

	90,547	83,425
Less accumulated depreciation	(35,416)	(29,176)

Total depreciable property, plant and equipment, net	$55,131	$54,249

Construction in progress consisted of the following:

	As of
	June 30,	September 30,
	2010	2009
	(in thousands)
Construction in progress for projects under development	$25,830	$17,931
Accumulated capitalized interest costs related to projects under development	5,217	3,197
Construction in progress for machinery and equipment	5,219	6,882
Software in progress (under capital lease)	464	—
Conditional asset (asbestos removal)	27	27

Total construction in progress	$36,757	$28,037

The Company has a legal obligation to handle and dispose of asbestos at its plant at East Dubuque, Illinois (the “East Dubuque Plant”) and at the site of its proposed project near Natchez, Mississippi (the “Natchez Project”) in a special manner when undergoing major or minor renovations or when buildings at these locations are demolished, even though the timing and method of settlement are conditional on future events that may or may not be in its control. As a result, the Company has a conditional obligation for this disposal. In addition, the Company, through its normal repair and maintenance program, may encounter situations in which it is required to remove asbestos in order to complete other work. The Company applied the expected present value technique to calculate and record the fair value of the asset retirement obligation for each property. In accordance with the applicable guidance, the liability is increased over time and such increase is recorded as accretion expense. The liability at June 30, 2010 and accretion expense for the nine months ended June 30, 2010 were $260,000 and $23,000, respectively.
Note 7 — Investment in ClearFuels Technology Inc.
On June 23, 2009, the Company acquired 4,377,985 shares of Series B-1 Preferred Stock, representing a 25% ownership interest in ClearFuels Technology Inc. (“ClearFuels”), and rights to license ClearFuels’ biomass gasification technology, in exchange for a warrant to purchase up to 5 million shares of the Company’s common stock, access to the Company’s Product Demonstration Unit (“PDU”) in Colorado for construction and operation of a ClearFuels gasifier, and certain rights to license the Rentech Process, including the exclusive right for projects using bagasse as a feedstock. The warrant vests in three separate tranches with one tranche of 2 million shares vested as of the closing date, and two tranches of 1.5 million shares each to vest on the achievement by ClearFuels of established milestones. The exercise price for the first tranche is $0.60 per share and the exercise price per share for the second and third tranches will be set at the ten-day average trading price of the Company’s common stock at the time of vesting. The fair value of the warrant was calculated using the Black-Scholes option-pricing model at $628,815. This fair value was based on the vested tranche of 2 million shares because the Company cannot currently determine the probability that ClearFuels will achieve the milestones that would trigger vesting of the second and third tranches.

RENTECH, INC.
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
During the nine months ended June 30, 2010, pursuant to the warrant agreement, ClearFuels acquired 832,390 shares of Company common stock through the cashless exercise of warrants representing 1,500,000 shares.
ClearFuels is a private company and a market does not exist for its preferred stock. As a result the Company determined the fair value of its investment in ClearFuels to be equal to the fair market value of the vested warrant issued to ClearFuels at the closing. The investment in ClearFuels is recorded in other assets and deposits under the equity method of accounting. At June 30, 2010, the investment balance was $79,000 and the Company’s share of ClearFuels loss for the three and nine months ended June 30, 2010 was $188,000 and $465,000, respectively, which is included in other income (expense) on the consolidated statements of operations.
Note 8 — Debt
On June 13, 2008, the Company and its wholly-owned subsidiary, Rentech Energy Midwest Corporation (“REMC”), executed a $53,000,000 amended and restated credit agreement (the “Credit Agreement”) by and among REMC as the borrower, the Company as a guarantor, Credit Suisse, Cayman Islands Branch (“Credit Suisse”), as administrative agent and collateral agent and the lenders party thereto.
On January 29, 2010, the Company and REMC replaced the Credit Agreement with a collateralized term loan facility with a four and one-half-year maturity, pursuant to a credit agreement (the “New Credit Agreement”) with Credit Suisse, as administrative agent and collateral agent, and the lenders party thereto. REMC borrowed $62.5 million under the New Credit Agreement in the form of new collateralized term loans (the “New Term Loans”), the proceeds of which were used to repay its prior term loan facility (the principal amount of which had already been reduced from the original $53 million to approximately $37 million), to make a loan to the Company in the amount of approximately $18 million and to pay related fees and expenses. The payoff of the prior term loan is considered an early extinguishment of debt. As a result, for the nine months ended June 30, 2010, loss on debt extinguishment of $2.3 million is recorded in the consolidated statements of operations. The New Term Loans are guaranteed by the Company and certain of its subsidiaries and contain restrictions on the amount of cash that can be transferred from REMC to the Company or its non-REMC subsidiaries after the initial transfer to the Company on the closing date of the New Credit Agreement. The New Credit Agreement also includes an uncommitted incremental term loan facility under which REMC may request up to $15 million in incremental term loans (which amount was increased to $35 million pursuant to the First Amendment described below), subject to the satisfaction of conditions, including the condition that, after giving effect to the incurrence of the incremental term loans, the total outstanding principal amount of all term loans under the New Credit Agreement may not exceed $50 million (which condition was waived pursuant to the First Amendment in connection with the First Incremental Loans, as described below). The New Term Loans were issued with original issue discount of 3%, and bear interest, at the election of REMC, at either (a)(i) the greater of LIBOR or 2.5%, plus (ii) 10.0% or (b)(i) the greatest of (w) the prime rate, as determined by Credit Suisse, (x) 0.5% in excess of the federal funds effective rate, (y) LIBOR plus 1.0% or (z) 3.5% plus (ii) 9.0%. Interest payments are generally made on a quarterly basis. The New Term Loans mature on July 29, 2014 and are subject to annual amortization, payable quarterly, of 7.5% of the original principal amount in calendar years 2010 and 2011, 15.0% of the original principal amount in calendar years 2012 and 2013, and the remainder payable in the last six months prior to maturity. The New Term Loans are subject to mandatory prepayment and reduction under certain circumstances, with customary exceptions, from the proceeds of the sale of assets and the sale or issuance of certain indebtedness, and from certain insurance and condemnation proceeds. The New Credit Agreement also requires that a certain percentage of excess cash flow from REMC, as defined in the New Credit Agreement, be applied to repay the New Term Loans and any incremental term loans under the New Credit Agreement. The percentage of REMC’s excess cash flow required to be applied as a prepayment will depend on REMC’s leverage ratio as of the relevant calculation date and the aggregate outstanding principal amount of loans under the New Credit Agreement on such date. If the leverage ratio is greater than or equal to 1.00:1.00, then 100% of the excess cash flow will be required to be applied as a prepayment. If the leverage ratio is less than 1.00:1.00 and the aggregate outstanding principal amount of loans under the New Credit Agreement is (a) greater than or equal to $50 million, then 100% of excess cash flow will be required to be applied as a prepayment to such loans, (b) greater than or equal to $40 million but less than $50 million, then 75% of excess cash flow will be required to be applied as a prepayment to such loans or (c) less than $40 million, then 50% of excess cash flow will be required to be applied as a prepayment to such loans.

RENTECH, INC.
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
On July 21, 2010, REMC and Rentech entered into an amendment to credit agreement, waiver and collateral agent consent to the New Credit Agreement (the “First Amendment”). The First Amendment, among other things, modified the excess cash flow calculation, the prepayment premium schedule, the interest coverage financial covenant and the maximum leverage financial covenant; waived the EBITDA (as defined in the New Credit Agreement) and maximum principal requirements in connection with the First Incremental Loan (as described below); and increased the maximum aggregate incremental term loan amount to $35 million. The First Amendment also included an early prepayment of $15 million of principal of the New Term Loans outstanding under the New Credit Agreement made from cash at REMC that had been held for such purpose. The $15 million prepayment will be deducted from the mandatory excess cash flow prepayment for fiscal year 2010, if any, pursuant to the terms of the New Credit Agreement.
Simultaneously upon entering into the First Amendment, REMC and Rentech entered into an incremental loan assumption agreement to borrow an additional $20 million (the “First Incremental Loan”), with proceeds of approximately $18.5 million transferred to Rentech in the form of an intercompany loan. The First Incremental Loan was issued with original issue discount of 6%, and is subject to annual amortization, payable quarterly, of 3.75% of the original principal amount for the remainder of calendar year 2010, 7.5% of the original principal amount for calendar year 2011, 15.0% of the original principal amount for calendar years 2012 and 2013, and the remainder payable in the last six months prior to maturity. The other terms of the First Incremental Loan, including without limitation, the maturity date, interest rate and collateral security, are the same as the New Term Loans.
Long-term debt consists of the following:

	As of
	June 30,	September 30,
	2010	2009
	(in thousands)
Face value of term loan under the credit agreements	$59,838	$37,112
Less unamortized discount	(1,480)	(696)

Book value of term loan under the credit agreements	58,358	36,416
Less current portion	(30,001)	(36,416)

Term loan, long-term portion	$28,357	$—

Mortgage dated February 8, 1999; monthly principal and interest payments of $7,000 with interest at 6.5%; unpaid principal and accrued interest originally due March 1, 2029; collateralized by land and building	$—	$931
Less current portion	—	(24)

Mortgage debt, long-term portion	$—	$907

The mortgage was paid off in April 2010 when the property was sold.
Note 9 — Convertible Debt
In April 2006, the Company issued $57,500,000 in aggregate principal amount of 4.00% Convertible Senior Notes due 2013 with net proceeds to the Company of $53,700,000 after deducting $3,800,000 of underwriting discounts, commissions, fees and other expenses. The Company recognized these deductions as prepaid debt issuance costs which is a component of other assets and deposits on the consolidated balance sheets. An over-allotment option was exercised and the issuance of the notes from the over-allotment resulted in a beneficial conversion feature of $875,000, which was recognized as debt discount and was to be amortized to interest expense over the seven-year term of the notes. Upon adoption of the new accounting standard on convertible debt instruments, the beneficial conversion feature and the related interest expense amortization were reversed. See Note 1 regarding the change in value of the convertible debt as a result of adopting the accounting standard on convertible debt instruments.
Upon achievement of the conversion criteria, the notes may be converted into 14,332,002 shares of common stock, subject to adjustment.
Based on the market prices, the estimated fair value of the 4.00% Convertible Senior Notes was approximately $39 million as of June 30, 2010.

RENTECH, INC.
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
Note 10 — Commitments and Contingencies
Natural Gas Agreements
The Company’s policy and practice is to enter into fixed-price purchase contracts for natural gas to minimize monthly and seasonal gas price volatility and in conjunction with contracted product sales in order to substantially fix gross margin on those product sales contracts. The Company has entered into multiple natural gas supply contracts, including both fixed- and indexed-price contracts, for various delivery dates through September 30, 2010. Commitments for natural gas purchases consist of the following:

	As of
	June 30,	September 30,
	2010	2009
	(in thousands, except weighted average rate)
MMBTU’s under fixed-price contracts	686	1,398
MMBTU’s under index-price contracts	209	—

Total MMBTU’s under contracts	895	1,398

Commitments to purchase natural gas	$3,934	$6,615
Weighted average rate per MMBTU based on the fixed rates and the indexes applicable to each contract	$4.40	$4.73
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
In October 2009, the United States Environmental Protection Agency (the “EPA”) Region 5 issued a Notice and Finding of Violation pursuant to the Clean Air Act (“CAA”) related to the #1 nitric acid plant at the East Dubuque Plant. The notice alleges violations of the CAA’s New Source Performance Standard for nitric acid plants, Prevention of Significant Deterioration requirements and Title V Permit Program requirements. The notice appears to be part of the EPA’s Clean Air Act National Enforcement Priority for New Source Review/Prevention of Significant Deterioration related to nitric acid plants, which seeks to reduce emissions from nitric acid plants through proceedings that result in the installation of new pollution control technology. The Company continues to engage in dialogue with the EPA regarding the Company’s defenses to the alleged violations and has had a preliminary technical meeting with the EPA to discuss technical issues associated with the installation of any new pollution control technology to resolve the EPA’s alleged violations. The EPA has informed the Company that it has referred this matter to the United States Department of Justice. The Company cannot at this time estimate the cost to resolve this matter, but it does not believe that the matter will have a material adverse effect on the Company.
Between December 29, 2009 and January 6, 2010, three purported class action shareholder lawsuits were filed against the Company and certain of its current and former directors and officers in the United States District Court for the Central District of California (“C.D. Cal.”) alleging that the Company and the named current and former directors and officers made false or misleading statements regarding the Company’s financial performance in connection with its financial statements for fiscal year 2008 and the first three quarters of fiscal year 2009. Plaintiffs in the actions purport to bring claims on behalf of all persons who purchased Rentech securities between May 9, 2008 and December 14, 2009 and seek unspecified damages, interest, and attorneys’ fees and costs. The cases were consolidated as Michael Silbergleid v. Rentech, Inc., et al. (In re Rentech Securities Litigation), Lead Case No. 2:09-cv-09495-GHK-PJW (C.D. Cal.) (the “Securities Action”), and a lead plaintiff was appointed on April 5, 2010. Lead plaintiff filed a consolidated complaint on May 20, 2010, and the Company’s response is due on October 15, 2010. The Company intends to vigorously defend this action. The Company cannot at this time estimate the cost to resolve these matters, but it does not believe that these matters will have a material adverse effect on the Company.

RENTECH, INC.
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
Between January 22, 2010 and February 10, 2010, five shareholder derivative lawsuits were filed against certain of the Company’s current and former officers and directors in the United States District Court for the Central District of California and the Superior Court of the State of California for the County of Los Angeles (“LASC”). The initial complaints allege that the named current and former directors and officers caused the Company to make false or misleading statements regarding the Company’s financial performance in connection with its financial statements for fiscal year 2008 and the first three quarters of fiscal year 2009. The plaintiffs, who purport to assert claims on behalf of the Company, seek various equitable and/or injunctive relief, unspecified restitution to the Company, interest, and attorneys’ fees and costs. The cases before the United States District Court are consolidated as John Cobb v. D. Hunt Ramsbottom, et al. (In re Rentech Derivative Litigation), Lead Case No. 2:10-cv-0485-GHK-PJW (C.D. Cal.), and the cases before the Superior Court are consolidated as Andrew L. Tarr v. Dennis L. Yakobson, et al., LASC Master File No. BC430553. Consolidated complaints have not yet been filed in either action, as they have been stayed pending resolution of motions to dismiss the Securities Action. Accordingly, the Company has not yet filed a response to the complaints but intends to vigorously defend these actions. The Company cannot at this time estimate the cost to resolve these matters, but it does not believe that these matters will have a material adverse effect on the Company.
Note 11 — Stockholders’ Equity
During February 2008, the Company sold 400,000 shares of restricted common stock to an individual professional services provider for cash of $2,000 and notes receivable of $606,000. The stock was subject to transfer restrictions and repurchase by the Company at the original issuance price if specified performance milestones were not accomplished by December 31, 2008. During fiscal year 2008, the Company recognized $380,000 as marketing expense with a corresponding accrued liability under restricted stock awards. The notes receivable were recorded as a contra-equity since the notes are non-recourse, other than with respect to the shares. During the first quarter of fiscal year 2009, the service provider informed the Company that the specified performance milestones would not be achieved. In December 2008, the Company repurchased all 400,000 shares for the price at which the shares had been sold. The repurchase resulted in the reversal of $380,000 of previously recognized marketing expense, a corresponding reversal of the accrued liability under restricted stock awards, the reversal of the contra-equity notes receivable and the reversal of associated common stock and additional paid-in capital.
In February 2010, the Company entered into an Equity Distribution Agreement (the “Distribution Agreement”), which permits the Company to sell up to $50 million aggregate gross sales price of common stock over a period of six months. Sales of shares may be made by means of ordinary brokers’ transactions on the NYSE Amex at market prices or as otherwise agreed by the Company and its sales agent. The sales agent will receive a commission of 1.5% based on the gross sales price per share. On a daily basis, the Company may sell a number of shares of its common stock up to twenty-five percent of the average daily trading volume of the Company’s common stock for the thirty trading days preceding the date of the sale. The net proceeds from any sales under the Distribution Agreement are expected to be used for general corporate purposes. For the period from March 1, 2010 through June 30, 2010, the Company sold a total of approximately 6,172,000 shares of common stock which resulted in aggregate net proceeds of approximately $6.2 million after sales commissions of approximately $95,000. In August 2010, the Distribution Agreement was extended for an additional six month period, which will end February 2, 2011. Pursuant to the Distribution Agreement, as amended, we may sell up to approximately $43.7 million of remaining aggregate gross sales price of common stock until February 2, 2011.
On April 1, 2010, the SEC declared effective a shelf registration statement filed by the Company, which permits it to issue up to $99,297,330 of common stock, preferred stock, debt securities and other securities from time to time. As of June 30, 2010, approximately $94.3 million aggregate offering price of securities was available to be sold under the shelf registration statement. This report shall not constitute an offer to sell or the solicitation of an offer to buy, nor shall there be any sale of securities in any jurisdiction in which such offer, solicitation or sale would be unlawful under the securities laws of such jurisdiction.
On April 30, 2010, Credit Suisse exercised warrants to purchase 624,172 shares of Company common stock that were scheduled to expire in May 2010 for total consideration to the Company of $575,000. On May 28, 2010, SOLA LTD and Solus Core Opportunities Master Fund Ltd. exercised warrants to purchase 529,957 and 94,215 shares of Company common stock, respectively, that were scheduled to expire in May 2010 for total consideration to the Company of $575,000.

RENTECH, INC.
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
On May 11, 2010, the Company’s shareholders approved an amendment to the Company’s Amended and Restated Articles of Incorporation, as amended, to increase the authorized common stock of the Company from 350,000,000 shares to 450,000,000 shares.
See Note 1 regarding the change in additional paid-in-capital as a result of adopting the accounting standard on convertible debt instruments.
Note 12 — Income Taxes
The provision for income taxes is based on earnings reported in the consolidated financial statements. A deferred income tax asset or liability is determined by applying currently enacted tax laws and relates to the expected reversal of the cumulative temporary differences between the carrying value of the assets and liabilities for financial statement and income tax purposes. Deferred income tax expense is measured by the change in the deferred income tax asset or liability during the year. The Company has recorded a full valuation allowance against its deferred tax assets.
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
The Company generally considers its short-term liquidity requirements to consist of those items that are expected to be incurred within the next 12 months. The Company will require additional capital to fund its planned non-REMC activities during the next twelve months. The Company expects its principal non-REMC liquidity needs to include costs to fund the current development phases of its renewable energy project in Rialto, California (the “Rialto Project”) (including FEED), the Natchez Project and other projects, operation of the PDU, continued research and development of its technologies and general working capital and administrative needs. In the event that such capital were not available, the Company would not be able to continue these corporate and development activities. Pre-FEED development activities for its projects require relatively low levels of spending. However, if the Company elects to enter additional phases of development on those projects, such as FEED, or procurement of equipment, it will need significantly more capital in order to fund those activities. In the event that the Company needs additional capital for these projects, depending on the availability of such capital, it expects to obtain it through various combinations of project debt and equity, corporate equity, asset sales, equity from strategic partners and suppliers, and various forms of government support.

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Revenues
Nitrogen products manufacturing	$49,377	$93,262	$95,583	$160,757
Alternative energy	399	71	514	133

Total revenues	$49,776	$93,333	$96,097	$160,890

Operating income (loss)
Nitrogen products manufacturing	$14,612	$50,012	$14,997	$50,377
Alternative energy	(12,404)	(12,805)	(34,061)	(33,285)

Total operating income (loss)	$2,208	$37,207	$(19,064)	$17,092

Income (loss) from continuing operations
Nitrogen products manufacturing	$11,929	$48,002	$6,389	$44,388
Alternative energy	(13,606)	(14,454)	(39,538)	(37,257)

Total income (loss) from continuing operations	$(1,677)	$33,548	$(33,149)	$7,131

	As of
	June 30,	September 30,
	2010	2009
	(in thousands)
Total assets
Nitrogen products manufacturing	$110,374	$115,030
Alternative energy	71,842	85,570

Total assets	$182,216	$200,600

RENTECH, INC.
Notes to Consolidated Financial Statements (Continued)
(Unaudited)
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
The following table sets forth the computation of basic and diluted net income (loss) per common share (in thousands, except per share data).

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Basic net income (loss) per common share:
Numerator:
Income (loss) from continuing operations	$(1,677)	$33,548	$(33,149)	$7,131
Income from discontinued operations	2	2	8	66

Net income (loss)	$(1,675)	$33,550	$(33,141)	$7,197

Denominator:
Weighted average common shares outstanding	216,175	167,258	214,161	166,836

Continuing operations	$(0.01)	$0.20	$(0.15)	$0.04
Discontinued operations	0.00	0.00	0.00	0.00

Basic net income (loss) per common share	$(0.01)	$0.20	$(0.15)	$0.04

Diluted net income (loss) per common share:
Numerator:
Income (loss) from continuing operations	$(1,677)	$33,548	$(33,149)	$7,131
Income from discontinued operations	2	2	8	66

Net income (loss)	$(1,675)	$33,550	$(33,141)	$7,197

Denominator:
Weighted average common shares outstanding	216,175	167,258	214,161	166,836
Effect of dilutive securities:
Warrants	—	89	—	160
Common stock options	—	1	—	1
Restricted stock	—	203	—	147

Diluted shares outstanding	216,175	167,551	214,161	167,144

Continuing operations	$(0.01)	$0.20	$(0.15)	$0.04
Discontinued operations	0.00	0.00	0.00	0.00

Diluted net income (loss) per common share	$(0.01)	$0.20	$(0.15)	$0.04

For the three and nine months ended June 30, 2010, approximately 36.9 million shares and for the three and nine months ended June 30, 2009, approximately 34.6 million shares of the Company’s common stock issuable pursuant to stock options, stock warrants, restricted stock, and convertible debt were excluded from the calculation of diluted earnings (loss) per share because their inclusion would have been anti-dilutive.
Note 15 — Subsequent Events
On July 21, 2010, REMC and Rentech entered into the First Amendment to the New Credit Agreement; see Note 8 — Debt. In August 2010, the Distribution Agreement was extended for an additional six month period; see Note 11 — Stockholders’ Equity.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
Certain information included in this report and other reports or materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company or its management) contain or will contain “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, Section 27A of the Securities Act of 1933, as amended, and pursuant to the Private Securities Litigation Reform Act of 1995. The forward-looking statements may relate to financial results and plans for future business activities, and are thus prospective. The forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by the forward-looking statements. They can be identified by the use of terminology such as “may,” “will,” “expect,” “believe,” “intend,” “plan,” “estimate,” “anticipate,” “should” and other comparable terms or the negative of them. You are cautioned that, while forward-looking statements reflect our good faith belief and best judgment based upon current information, they are not guarantees of future performance and are subject to known and unknown risks and uncertainties. Factors that could affect Rentech’s results include the risk factors detailed in “Part II. Other Information-Item 1A. Risk Factors” below, “Part I, — Item 1A, Risk Factors” in the Annual Report and from time to time in the Company’s other periodic reports and registration statements filed with the Securities and Exchange Commission. Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995, and thus are current only as of the date made. We undertake no responsibility to update any of the forward-looking statements after the date of this report to conform them to actual results.
As used in this Quarterly Report on Form 10-Q, the terms “we,” “our,” “us” and “the Company” mean Rentech, Inc., a Colorado corporation and its consolidated subsidiaries, unless the context indicates otherwise.
In its Annual Report, the Company restated its consolidated balance sheet at September 30, 2008, and its consolidated statement of operations, its changes in stockholders’ equity and cash flows for the fiscal year ended September 30, 2008. For additional information regarding the restatement, see Note 1 to the consolidated financial statements in this report.
OVERVIEW OF OUR BUSINESSES
Rentech, incorporated in 1981, provides clean energy solutions. The Company’s Rentech-SilvaGas biomass gasification process can convert multiple biomass feedstocks into synthesis gas (“syngas”) for production of renewable fuels and power. Combining the gasification process with Rentech’s unique application of proven syngas conditioning and clean-up technology and the patented Rentech Process based on Fischer-Tropsch chemistry, Rentech offers an integrated solution for production of synthetic fuels from biomass. The Rentech Process can also convert syngas from fossil resources into ultra-clean synthetic jet and diesel fuels, specialty waxes and chemicals. Pursuant to an alliance agreement with us, UOP, a Honeywell company, has agreed to provide technologies for final product upgrading and acid gas removal to us or our licensees. Rentech Energy Midwest Corporation, a wholly-owned subsidiary of the Company, manufactures and sells nitrogen fertilizer products including ammonia, urea ammonia nitrate, urea granule, and urea solution in the corn-belt region of the central United States.
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
RESULTS OF OPERATIONS
More detailed information about our consolidated financial statements is provided in the following portions of this section. The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto as presented in this report and in the Annual Report.

Seasonality
Results of operations for the interim periods are not necessarily indicative of results to be expected for the year primarily due to the impact of seasonality on the sales at REMC. Our nitrogen products manufacturing segment and our customers’ businesses are seasonal, based on planting, growing and harvesting cycles. The following table shows product tonnage shipped by quarter for the last three fiscal years and the nine months ended June 30, 2010.

	For the Fiscal Years Ended September 30,
	2010	2009	2008	2007
	(in thousands of tons)
First Quarter	124	115	171	160
Second Quarter	86	65	103	77
Third Quarter	206	203	170	209
Fourth Quarter	n/a	150	199	125

Total Tons Shipped for Fiscal Year	416	533	643	571

The highest volume of tons shipped is typically during the spring planting season during the third fiscal quarter and the next highest volume of tons shipped is typically after the fall harvest during the first fiscal quarter, although, as reflected in the table above, sales volumes may fluctuate due to various circumstances. These seasonal increases and decreases in demand can also cause sales prices to fluctuate accordingly.
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
THREE AND NINE MONTHS ENDED JUNE 30, 2010 COMPARED TO THREE AND NINE MONTHS ENDED JUNE 30, 2009:
Continuing Operations
Revenues

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Revenues:
Product shipments	$49,224	$93,018	$93,579	$158,828
Natural gas sales of excess inventory	153	244	2,004	1,929

Total nitrogen products manufacturing	$49,377	$93,262	$95,583	$160,757
Alternative energy	399	71	514	133

Total revenues	$49,776	$93,333	$96,097	$160,890

	For the Three Months		For the Three Months
	Ended June 30, 2010		Ended June 30, 2009
	Tons	Revenue	Tons	Revenue
	(in thousands)		(in thousands)
Product Shipments:
Ammonia	51	$20,813	67	$55,353
Urea Ammonium Nitrate	112	23,198	93	30,734
Urea (liquid and granular)	9	3,681	13	5,452
Carbon Dioxide	31	816	28	779
Nitric Acid	3	716	2	700

Total	206	$49,224	203	$93,018

	For the Nine Months		For the Nine Months
	Ended June 30, 2010		Ended June 30, 2009
	Tons	Revenue	Tons	Revenue
	(in thousands)		(in thousands)
Product Shipments:
Ammonia	118	$43,695	115	$87,536
Urea Ammonium Nitrate	195	35,722	163	53,346
Urea (liquid and granular)	25	10,131	30	13,678
Carbon Dioxide	71	1,888	68	1,947
Nitric Acid	7	2,143	7	2,321

Total	416	$93,579	383	$158,828

Nitrogen products manufacturing. Our nitrogen products manufacturing segment provides revenue from sales of various nitrogen fertilizer products manufactured at our East Dubuque Plant, primarily utilized in corn production. The East Dubuque Plant is designed to produce anhydrous ammonia, nitric acid, urea liquor, ammonium nitrate solutions, granular urea and carbon dioxide using natural gas as a feedstock. Revenues are seasonal based on the planting, growing, and harvesting cycles of customers utilizing nitrogen fertilizer.
The decrease in revenues for the three and nine months ended June 30, 2010 compared to the three and nine months ended June 30, 2009 was primarily due to decreased sales prices for all products which was partially offset by an increase in urea ammonium nitrate sales volume.
The average sales price per ton in the third quarter of the current fiscal year as compared with that of the prior fiscal year decreased by 51% for anhydrous ammonia and by 37% for urea ammonium nitrate solutions. These two products comprised approximately 89% and 93% of the product sales for the three months ended June 30, 2010 and 2009, respectively. The average sales price per ton in the nine months ended June 30, 2010 as compared with the nine months ended June 30, 2009 decreased by 51% for anhydrous ammonia and by 44% for urea ammonium nitrate solutions. These two products comprised approximately 85% and 89% of the product sales for the nine months ended June 30, 2010 and 2009, respectively. Average sales prices per ton decreased because the prices for a majority of the previous period’s shipments had been determined in pre-sale contracts that were signed when fertilizer prices were at peak levels in 2008. Management believes that the significant decline in prices for nitrogen fertilizer that occurred between calendar 2008 and the end of calendar 2009 were due to, among other things, a substantial drop in the price of natural gas, a key input, and weak economic conditions.
Alternative Energy. This segment generates revenues for technical services and licensing activities related to Rentech’s technologies, and previously generated revenues from rental income for leasing part of a building we owned. This rental income was included in our alternative energy segment because the rental income was generated from a building, which was sold in April 2010, used in the past by some of our research and development employees. The revenue earned in this segment during fiscal 2010 was technical service revenue. The revenue earned during fiscal 2009 included both technical service revenue of $40,000 and rental revenue of $93,000.
Cost of Sales

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
		(As Restated)		(As Restated)
Cost of sales:
Product shipments	$33,864	$42,245	$72,047	$81,282
Turnaround expenses	—	—	3,995	—
Natural gas sales of excess inventory	138	257	2,259	3,497
Natural gas sales with simultaneous purchase	—	83	57	22,776

Total nitrogen products manufacturing	$34,002	$42,585	$78,358	$107,555
Alternative energy	587	—	693	—

Total cost of sales	$34,589	$42,585	$79,051	$107,555

Nitrogen Products Manufacturing. The cost of sales for product shipments for the three and nine months ended June 30, 2010 decreased from the prior comparable periods primarily due to a large decrease in natural gas prices which was partially offset by the higher volume of sales of urea ammonium nitrate. Natural gas and labor and benefit costs comprised approximately 61% and 13%, respectively, of cost of sales on product shipments for the three months ended June 30, 2010. Natural gas and labor and benefit costs comprised approximately 59% and 13%, respectively, of cost of sales on product shipments for the nine months ended June 30, 2010.

Turnaround expenses represent the cost of shutting down the plant for scheduled maintenance, which is done approximately every two years. A plant turnaround occurred in October 2009. As a result, during the nine months ended June 30, 2010, the Company incurred turnaround expenses of $3,995,000. There was no plant turnaround during the nine months ended June 30, 2009.
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
Depreciation expense included in cost of sales from our nitrogen products manufacturing segment was $3,194,000 and $3,621,000 for the three months ended June 30, 2010 and 2009, respectively. Depreciation expense included in cost of sales from our nitrogen products manufacturing segment was $7,312,000 and $6,335,000 for the nine months ended June 30, 2010 and 2009, respectively.
Alternative Energy. The cost of sales for our alternative energy segment during the three and nine months ended June 30, 2010 was for costs incurred for work performed under technical services contracts.
Gross Profit (Loss)

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
		(As Restated)		(As Restated)
Gross profit (loss):
Product shipments	$15,360	$50,773	$21,532	$77,546
Turnaround expenses	—	—	(3,995)	—
Natural gas sales of excess inventory	15	(13)	(255)	(1,568)
Natural gas sales with simultaneous purchase	—	(83)	(57)	(22,776)

Total nitrogen products manufacturing	$15,375	$50,677	$17,225	$53,202
Alternative energy	(188)	71	(179)	133

Total gross profit	$15,187	$50,748	$17,046	$53,335

Nitrogen Products Manufacturing. The gross profit for product shipments for the three and nine months ended June 30, 2010 decreased compared to the prior comparable periods primarily due to lower sales prices which was partially offset by an increase in urea ammonium nitrate sales volume and lower gas prices. The gross loss for natural gas sales with simultaneous purchase for the nine months ended June 30, 2010 decreased compared to the prior comparable period primarily due to gas prices being more volatile during the nine months ended June 30, 2009.
Operating Expenses

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Operating expenses:
Selling, general and administrative	$7,492	$6,029	$21,337	$18,691
Depreciation and amortization	476	325	1,460	997
Research and development	5,011	7,187	13,313	16,555

Total operating expenses	$12,979	$13,541	$36,110	$36,243

Selling, General and Administrative Expenses. During the three months ended June 30, 2010 as compared to the three months ended June 30, 2009, selling, general and administrative expenses increased by $1,463,000 or 24%. Salaries and benefits increased by $561,000 as a result of an accrual for severance payments owed to an officer of the Company; the acquisition of SilvaGas Holdings Corporation (“SilvaGas”), which occurred on June 30, 2009, and the retention of its key employees; annual salary increases; and an increase in headcount. Stock-based compensation increased by $551,000 due to new grants of restricted stock to members of management. During the nine months ended June 30, 2010 as compared to the nine months ended June 30, 2009, selling, general and administrative expenses increased by $2,646,000 or 14%. Stock-based compensation increased by $1,119,000 due to new grants of restricted stock. Salaries and benefits increased by $822,000 as a result of an accrual for severance payments owed to an officer of the Company, the acquisition of SilvaGas and the retention of its key employees, annual salary increases and an increase in headcount. Consulting expenses increased by $757,000 primarily due to an equity grant to a consultant and increases in consulting expenses related to renewable energy.
Depreciation and Amortization. A portion of depreciation and amortization expense is associated with assets that support general and administrative functions and that expense is recorded in operating expense. The amount of depreciation and amortization expense within operating expenses increased by $151,000 and $463,000 for the three and nine months ended June 30, 2010, respectively, which was primarily attributable to amortization of intellectual property acquired in the purchase of SilvaGas’ biomass gasification technology.
The majority of depreciation originates at our nitrogen products manufacturing segment and, as a manufacturing cost, is distributed between cost of sales and finished goods inventory, based on product volumes.
Research and Development. We incur research and development expenses in our testing laboratory in Commerce City, Colorado, where we actively conduct work to further improve our technology and to perform services for our customers. These expenses are included in our alternative energy segment. Research and development expenses decreased by $2,176,000 during the three months ended June 30, 2010 compared to the three months ended June 30, 2009. Recorded in the three months ended June 30, 2009, was an accrual in the amount of $2,945,000 for sales and use taxes related to the construction of the PDU. Research and development expenses decreased by $3,242,000 during the nine months ended June 30, 2010 compared to the nine months ended June 30, 2009. Recorded in the nine months ended June 30, 2009, was an accrual in the amount of $2,945,000 for sales and use taxes related to the construction of the PDU.
Operating Income (Loss)

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
		(As Restated)		(As Restated)
Income (loss) from operations:
Product shipments	$14,597	$50,108	$19,304	$74,721
Turnaround expenses	—	—	(3,995)	—
Natural gas sales of excess inventory	15	(13)	(255)	(1,568)
Natural gas sales with simultaneous purchase	—	(83)	(57)	(22,776)

Total nitrogen products manufacturing	$14,612	$50,012	$14,997	$50,377
Alternative energy	(12,404)	(12,805)	(34,061)	(33,285)

Total income (loss) from operations	$2,208	$37,207	$(19,064)	$17,092

Nitrogen Products Manufacturing. The reduction in income from operations for product shipments for the three and nine months ended June 30, 2010 as compared to the prior comparable periods was primarily due to lower sales prices, partially offset by increased sales volume of urea ammonium nitrate and lower natural gas prices.
Alternative Energy. Loss from operations primarily consists of operating expenses, such as selling, general and administrative; depreciation and amortization; and research and development.

Other Income (Expense)

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
		(As Restated)		(As Restated)
Other Income (Expense):
Interest and dividend income	$23	$139 3	$192	$492
Interest expense	(3,747)	(3,584)	(10,487)	(10,114)
Loss on debt extinguishment	—	—	(2,268)	—
Realized loss, net on sale of investments	—	—	(1,231)	—
Other expense	(151)	(211)	(281)	(322)

Total other expense	$(3,875)	$(3,656)	$(14,075)	$(9,944)

The increase in other expense for the nine months ended June 30, 2010 as compared to the nine months ended June 30, 2009 is primarily due to the loss on debt extinguishment related to paying off the Credit Agreement and the net realized loss on the sale of available for sale securities.
ANALYSIS OF CASH FLOW
The following table summarizes our Consolidated Statements of Cash Flows:

	For the Nine Months
	Ended June 30,
	2010	2009
	(in thousands)
Net Cash Provided by (Used in):
Operating activities	$(24,445)	$(468)
Investing activities	(13,249)	(12,135)
Financing activities	16,509	(12,261)

Net decrease in cash and cash equivalents	$(21,185)	$(24,864)

Cash Flows from Operating Activities
Net Income (Loss). The Company had a net loss of $33,141,000 for the nine months ended June 30, 2010, as compared to net income of $7,197,000 for the nine months ended June 30, 2009. The cash flows used in operations during these periods primarily resulted from the following operating activities:
Accounts Receivable. During the first nine months of fiscal 2010, accounts receivable increased by $3,009,000 due to rising prices during that time period, whereas, during the first nine months of fiscal 2009, prices were significantly declining, causing a decrease in accounts receivable of $6,291,000.
Property Insurance Claim Receivable. During fiscal year 2009, we recorded a property insurance claim receivable for insured property losses related to a weather-related shutdown of REMC in January 2009. During the nine months ended June 30, 2010, the Company collected the outstanding balance of $1,795,000.
Inventories. Inventories decreased during the nine months ended June 30, 2010 by $2,694,000 due to a combination of inventory levels having been high leading into the current fiscal year due to seasonal build-up of inventory prior to the fall ammonia application season and reduction of inventories due to product deliveries during the completion of the spring planting season this quarter. This was partially offset by higher costs of natural gas, our primary raw material, associated with product held in inventory. Seasonality had the same impact during the nine months ended June 30, 2009, but natural gas prices declined significantly during that period, causing a larger reduction in inventories of $8,154,000.
Deposits on Gas Contracts. Deposits on gas contracts increased by $873,000 during the nine months ended June 30, 2010 compared to a decrease of $16,625,000 during the same period in the prior year. The large decrease in the prior year was caused by an unusually large amount of deposits required as of September 30, 2008 to prepay for gas at historically high prices for contracts that extended through March 2009, whereas at September 30, 2009, we had entered into a smaller number of lower-price contracts that extended only through December 2009.
Deferred Revenue. We record deferred revenue on product pre-sale contracts to the extent we receive cash payments for those contracts. Deferred revenue decreased $17,434,000 during the nine months ended June 30, 2010, versus a decrease of $52,720,000 during this same period in fiscal 2009. The decrease was larger in the year-ago period due to both higher prepaid sales prices and a higher volume of tons presold.

Cash Flows from Investing Activities
Proceeds from Sale of Available for Sale Securities. During the nine months ended June 30, 2010, the Company sold, through a tender offer and various sales, its entire holdings of available for sale securities for approximately $4,769,000, which resulted in a net realized loss on sale of investments of approximately $1,231,000. For the nine months ended June 30, 2009, there were no such sales.
Purchase of Property, Plant, Equipment and Construction in Progress. The increase in net additions of $8,313,000 for the nine months ended June 30, 2010 compared to the nine months ended June 30, 2009 was primarily due to increased additions at REMC during the scheduled plant shutdown, and the capitalization of development activities at the Rialto Project.
Cash Flows from Financing Activities
Proceeds from and Retirement of Term Loan. During the nine months ended June 30, 2010, the Company replaced the Credit Agreement, which had an outstanding balance of $37,112,000, with a New Credit Agreement in the amount of $62,500,000. The New Credit Agreement included an original issue discount of $1,875,000.
Debt Issuance Costs. During the nine months ended June 30, 2010, the Company incurred approximately $3,666,000 of costs related to the New Credit Agreement compared to $499,000 of costs during the nine months ended June 30, 2009 related to the Credit Agreement.
Payments on Line of Credit on Available for Sale Securities. During the nine months ended June 30, 2010, we paid off the line of credit with the net proceeds from the various sales of available for sale securities. For the nine months ended June 30, 2009, there were no such sales.
LIQUIDITY AND CAPITAL RESOURCES
We will require additional capital to supplement the cash we have in order to fund Rentech’s planned non-REMC activities during the next twelve months. Such capital may be from external financing sources, including from offerings of equity or debt securities, asset sales or from restructuring REMC’s existing financing. In the event that such capital is not available, we would not be able to continue some or all of our non-REMC activities described below. We expect that REMC’s activities can be funded from cash on hand at REMC and from REMC’s operating cash flows at least through fiscal year 2011. In the event that the amount of cash flow generated by REMC’s operations were to be significantly less than expected, REMC could require external sources of financing.
Sources of Liquidity
At June 30, 2010, and without giving effect to the First Incremental Loan, our current assets totaled $74,270,000, including cash and cash equivalents of $47,932,000, of which $31,692,000 was held at REMC and subject to the restrictions imposed by the New Credit Agreement, and accounts receivable of $11,666,000. Our current liabilities were $58,600,000. We had long-term liabilities of $77,587,000, most of which related to our long-term convertible senior notes and debt under our New Credit Agreement. REMC’s income from continuing operations for the nine months ended June 30, 2010 and 2009 was $6,389,000 and $44,388,000, respectively. The Company’s loss from continuing operations for the nine months ended June 30, 2010 was $33,149,000 compared to income from continuing operations for the nine months ended June 30, 2009 of $7,131,000.
On July 21, 2010, REMC and Rentech entered into the First Amendment to the New Credit Agreement. The First Amendment, among other things, modified the excess cash flow calculation, the prepayment premium schedule, the interest coverage financial covenant and the maximum leverage financial covenant; waived the EBITDA and maximum principal requirements in connection with the First Incremental Loan; and increased the maximum aggregate incremental term loan amount to $35 million. The First Amendment also included an early prepayment of $15 million of principal of the New Term Loans outstanding under the New Credit Agreement made from cash at REMC that had been held for such purpose. The $15 million prepayment will be deducted from the mandatory excess cash flow prepayment for fiscal year 2010, if any, pursuant to the terms of the New Credit Agreement. Simultaneously upon entering into the First Amendment, REMC and Rentech entered into the First Incremental Loan of $20 million, resulting in a net increase in the outstanding balance under the New Credit Agreement of $5 million to $64,838,000. Net proceeds from the First Incremental Loan of approximately $18.5 million were transferred to Rentech in the form of an intercompany loan. The New Credit Agreement prohibits distributions of cash from REMC to Rentech until the loan balance is reduced to $50 million and certain leverage tests are met.

Pursuant to the Distribution Agreement, as amended, we may sell up to approximately $43.7 million of remaining aggregate gross sales price of common stock until February 2, 2011. In addition to liquidity available from the Distribution Agreement, depending on capital market conditions, other sources of liquidity for corporate activities during fiscal years 2010 and 2011 could include the issuance of equity or equity-linked securities, project debt and project equity, and various forms of financing for REMC.
As of June 30, 2010, approximately $94.3 million aggregate offering price of securities was available to be sold under our shelf registration statement (including up to $43.7 million of common stock that may be sold under the Distribution Agreement). This report shall not constitute an offer to sell or the solicitation of an offer to buy, nor shall there be any sale of securities in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such jurisdiction. Any such offering will be made solely by prospectus.
The Company may also consider sales of non-core assets as a source of non-dilutive capital to fund the Company's non-REMC activities. We are currently considering our course of action with respect to recent inquiries regarding the sale of a portion or all of the Company's interest in REMC. We cannot assure you that we will implement any such transaction or the terms or conditions thereof.
Capital markets have experienced periods of extreme uncertainty over the past two years, and access to those markets has been difficult. Our failure to raise additional capital would have a material adverse effect on our business, financial condition and results of operations and liquidity.
Liquidity Requirements
Short-Term Liquidity Requirements. We generally consider our short-term liquidity requirements to consist of those items that are expected to be incurred within the next 12 months. We will require additional capital to fund Rentech’s planned non-REMC activities during the next twelve months. We expect our principal non-REMC liquidity needs to include costs to fund the current development phases of the Rialto Project (including FEED), the Natchez Project and other projects, operation of the PDU, continued research and development of Rentech’s technologies and general working capital and administrative needs. In the event that such capital were not available, we would not be able to continue these corporate and development activities. Pre-FEED development activities for our projects require relatively low levels of spending. However, if we elect to enter additional phases of development on those projects, such as FEED, or procurement of equipment, we will need significantly more capital in order to fund those activities. In the event that we need additional capital for these projects, depending on the availability of such capital, we expect to obtain it through various combinations of project debt and equity, corporate equity, asset sales, equity from strategic partners and suppliers, and various forms of government support.
During the next 12 months, we expect REMC’s principal liquidity needs, which include costs to operate the East Dubuque Plant, such as its ordinary course needs for working capital and capital expenditures, to be met from cash on hand at REMC and cash forecasted to be generated by REMC’s operations. REMC’s fertilizer business is seasonal, based upon the planting, growing and harvesting cycles. Inventories must be accumulated to allow for customer shipments during the spring and fall fertilizer application seasons. The accumulation of inventory to be available for seasonal sales requires that working capital be available at REMC. Our practice of selling substantial amounts of our fertilizer products through prepayment contracts also significantly affects working capital needs at REMC. Working capital available at REMC is also affected by changes in commodity prices for natural gas and nitrogen fertilizers, which are the East Dubuque Plant’s principal feedstock and products.
As discussed above, Rentech and REMC have entered into the First Amendment. The New Term Loans and the First Incremental Loans under the New Credit Agreement are subject to annual amortization. This amortization provision will require us to make payments of 7.5% of the original principal amount in calendar years 2010 and 2011 (or, with respect to the First Incremental Loans, payments of 3.75% for the remainder of calendar year 2010), 15.0% of the entire principal amount in calendar years 2012 and 2013, and the remainder payable in the last six months prior to maturity.
Long-Term Liquidity Requirements. We generally consider our long-term liquidity requirements to consist of those items that are expected to be incurred beyond the next 12 months. Our principal long-term needs for liquidity are to fund development, detailed engineering, procurement, construction and operation of commercial projects as well as our ongoing research and development expenses, including operation of the PDU, and corporate administrative expenses. The two commercial projects that are the furthest along in their development are the Rialto Project and the Natchez Project, and we have begun early stage development of additional projects. We will require substantial amounts of capital that we do not now have to fund our long-term liquidity requirements and develop commercial projects, for which we anticipate that the construction costs will range from hundreds of millions of dollars to multiple billions of dollars depending upon their size and scope. Depending on the availability of such capital, we expect these projects to be funded by various combinations of project debt and equity, asset sales, corporate debt and equity, equity from strategic partners and suppliers, and various forms of government support.

The New Term Loans and the First Incremental Loans under the New Credit Agreement mature on July 29, 2014. However, the New Credit Agreement requires us to meet the following financial covenants (and failure to meet such covenants could result in acceleration of the New Term Loans and the First Incremental Loans):
•
REMC and its subsidiaries cannot spend more than a specified maximum amount of capital expenditures in each fiscal year. From January 1, 2010 through the end of fiscal year 2010, the aggregate limit on capital expenditures is $6 million, and such limit varies each succeeding fiscal year. For the six months ended June 30, 2010, REMC incurred $4.9 million of capital expenditures. If REMC and its subsidiaries do not expend the maximum amount of capital expenditures permitted for any fiscal year, then the unused amount may be carried forward to the subsequent fiscal year;

•
REMC and its subsidiaries must maintain a minimum interest coverage ratio for any period of four consecutive fiscal quarters. For fiscal year 2010, the minimum interest coverage ratio requirement ranges from 3.15:1.00 to 2.60:1.00 for the applicable measurement periods. At June 30, 2010, our actual interest coverage ratio was 4.28:1.00;

•
REMC and its subsidiaries cannot exceed a maximum leverage ratio as of the last day of any period of four consecutive fiscal quarters. For fiscal year 2010, the maximum leverage coverage ratio requirement ranges from 2.45:1.00 to 2.90:1.00 for the applicable measurement periods. At June 30, 2010, our actual leverage coverage ratio was 1.91:1.00; and

•	REMC must maintain at least $7.5 million of unrestricted cash and permitted investments. At June 30, 2010, REMC had $31.7 million of unrestricted cash and permitted investments.
CONTRACTUAL OBLIGATIONS
We have entered into various contractual obligations as detailed in our Annual Report. During the normal course of business in the nine months ended June 30, 2010, the amount of our contractual obligations changed as scheduled payments were made and new contracts were executed. During the nine months ended June 30, 2010, the following significant changes occurred to our contractual obligations:
•
During the nine months ended June 30, 2010, the Company and REMC replaced the Credit Agreement with the New Credit Agreement, which initially had a principal amount outstanding of $62,500,000 and a maturity of four and one-half years. As of June 30, 2010, the balance of the term loan under the New Credit Agreement was $59,838,000. As of July 21, 2010, after giving effect to the First Amendment to the New Credit Agreement, the balance of the term loan was $64,838,000.

•
Natural gas purchase contracts committed decreased by $2,681,000 to $3,934,000. We are required to make additional prepayments under these purchase contracts in the event that market prices fall further below the purchase prices in the contracts. As of June 30, 2010, the natural gas purchase contracts included delivery dates through September 30, 2010. Subsequent to June 30, 2010, we entered into additional fixed quantity natural gas supply contracts at fixed and indexed prices for various delivery dates through December 31, 2010. The total MMBTU’s associated with these additional contracts was 3,065,000 and the total amount of the purchase commitments was $14,088,000, resulting in a weighted average rate per MMBTU of $4.60.

•
Purchase obligations increased by $11,178,000 to $19,601,000 as measured by the total amount of open purchase orders. The majority of the open purchase orders relate to REMC operations along with commitments for materials to operate the PDU and develop the Rialto Project.

OFF-BALANCE SHEET ARRANGEMENTS
The Company has no off-balance sheet arrangements.
RECENTLY ISSUED ACCOUNTING STANDARDS
Refer to Note 2 to the consolidated financial statements, “Recent Accounting Pronouncements.”

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk. We are exposed to interest rate risk related to our borrowings under the New Credit Agreement. Borrowings under the New Credit Agreement bear interest at a variable rate based upon either LIBOR or the lender’s alternative base rate, plus in each case an applicable margin. At June 30, 2010, LIBOR was approximately 0.54%. As of June 30, 2010, we had outstanding borrowings under the New Credit Agreement of $59.8 million. Based upon the outstanding balances of our variable-interest rate debt at June 30, 2010, and assuming market interest rates increase or decrease by 100 basis points, the potential annual increase or decrease in annual interest expense is approximately $598,000. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes.
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
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2010 due to the material weakness in our internal control over financial reporting identified by management as of September 30, 2009. As discussed in Item 9A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2009, the material weakness related to our failure to maintain effective controls over the selection and application of GAAP.
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
Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Plan for Remediation of the Material Weakness. During the latter part of the quarter ended December 31, 2009, we began taking the following steps to remediate the material weakness: (a) establishing and distributing enhanced policies and procedures to ensure appropriate, timely review of significant existing and new accounting policies by the members of management with the requisite level of knowledge, experience and training to appropriately apply GAAP; (b) implementing additional review processes to ensure all new and updated significant accounting policies are implemented and applied properly on a consistent basis throughout the Company and (c) implementing additional review processes to ensure all significant transactions are properly recorded.
The implementation of the aforementioned processes and controls is ongoing. We believe the measures described above will remediate the identified material weakness and strengthen our internal control over financial reporting. As we continue to evaluate and work to enhance our internal control over financial reporting, it may be determined that additional measures must be taken to address the material weakness or it may be determined that we need to modify or otherwise adjust the remediation measures described above.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
A description of the legal proceedings to which the Company and its subsidiaries are a party is contained in Note 10 to the consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q.
ITEM 1A. RISK FACTORS
Risk factors were disclosed in Part I, Item 1A. Risk Factors in the Annual Report and Part II, Item 1A. Risk Factors in the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009. Those risk factors should be read in conjunction with this report. During the six months ended June 30, 2010, the Company did not identify any material additions or changes to the risk factors disclosed in the Annual Report or Quarterly Report on Form 10-Q for the quarter ended December 31, 2009. However, those risks are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect our business, financial condition, results of operations or liquidity.

ITEM 5. OTHER INFORMATION
In August 2010, the Distribution Agreement was extended for an additional six months until February 2, 2011. Pursuant to the Distribution Agreement, as amended, the Company may sell up to approximately $43.7 million of remaining aggregate gross sales price of common stock until February 2, 2011.
ITEM 6. EXHIBITS.
Exhibit Index

3(i).1	Articles of Amendment to Amended and Restated Articles of Incorporation of Rentech, Inc., as amended.

10.1	Amendment to Equity Distribution Agreement dated August 9, 2010, between Rentech, Inc. and Knight Capital Markets LLC.

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14 or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 or Rule 15d-14(a).

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RENTECH, INC.
Dated: August 9, 2010	/s/ D. Hunt Ramsbottom
D. Hunt Ramsbottom,
President and Chief Executive Officer

Dated: August 9, 2010	/s/ Dan J. Cohrs
Dan J. Cohrs
Chief Financial Officer