Form 10-K
period 2010-09-30
RENTECH INC /CO/
filed 2010-12-14
CIK 868725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2010
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 31, 2010, the last business day of the registrant’s most recently completed second quarter, was approximately $187.1 million (based upon the closing price of the common stock on March 31, 2010, as reported by the NYSE Amex).
The number of shares of the Registrant’s common stock outstanding as of November 30, 2010 was 222,209,542.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2011 annual meeting of shareholders, which the registrant intends to file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report, are incorporated by reference in Part III of this Form 10-K to the extent stated in this report.

FORWARD-LOOKING STATEMENTS
Certain information included in this report contains, and other reports or materials filed or to be filed by the Company with the Securities and Exchange Commission (“SEC”) (as well as information included in oral statements or other written statements made or to be made by the Company or its management) contain or will contain, “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, Section 27A of the Securities Act of 1933, as amended, and pursuant to the Private Securities Litigation Reform Act of 1995. The forward-looking statements may relate to financial results and plans for future business activities, and are thus prospective. The forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by the forward-looking statements. They can be identified by the use of terminology such as “may,” “will,” “expect,” “believe,” “intend,” “plan,” “estimate,” “anticipate,” “should” and other comparable terms or the negative of them. You are cautioned that, while forward-looking statements reflect management’s good faith belief and best judgment based upon current information, they are not guarantees of future performance and are subject to known and unknown risks and uncertainties.
Factors that could affect the Company’s results include the risk factors detailed in “Part I, Item 1A. Risk Factors” and from time to time in the Company’s periodic reports and registration statements filed with the SEC. Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995, and are current only as of the date made.
As used in this Annual Report on Form 10-K, the terms “we,” “our,” “us,” “the Company” and “Rentech” mean Rentech, Inc., a Colorado corporation and its consolidated subsidiaries, unless the context indicates otherwise.

PART I

ITEM 1.	BUSINESS
Company Overview
Incorporated in 1981, Rentech’s vision is to be a provider of clean energy solutions. We also own and operate a nitrogen fertilizer plant in East Dubuque, Illinois, that manufacturers and sells natural gas-based nitrogen fertilizer products within the corn-belt region in the United States and, subject to the restrictive covenants in our credit agreement, provides us with financial support for our alternative energy business.
We are developing energy projects that we expect to produce certified synthetic fuels and electric power from carbon-containing materials such as biomass, waste and fossil resources. We own technologies that enable the production of such fuels and power when integrated with certain other technologies that we license or purchase. Our technologies can produce synthesis gas (“syngas”) from biomass and waste materials, and convert syngas from our own or other gasification technologies into complex hydrocarbons (the “Rentech Process”) that are then upgraded into fuels using refining technology that we license. In addition to developing projects using these technologies, we are pursuing the licensing of our technologies to developers of projects that are expected to produce fuels and/or power.
The Rentech Process is a patented and proprietary technology based on Fischer-Tropsch (“FT”) chemistry, which converts syngas that can be produced from a wide variety of biomass, waste and fossil resources into hydrocarbons. These hydrocarbons can be processed and upgraded into ultra-clean synthetic fuels such as military and commercial jet fuels and ultra low sulfur diesel fuel, as well as specialty waxes and chemicals. Unlike some other alternative transportation fuels, such as ethanol, fuels produced from the Rentech Process can be transported and used in existing infrastructure including pipelines and engines without blending restrictions. Our technology portfolio also includes the Rentech-SilvaGas biomass gasification technology (the “Rentech-SilvaGas Technology”), which specifically enables us to offer integrated technologies that can convert biomass and wastes to syngas and subsequently into clean fuels and electric power. The bulk of our development activity is for proposed projects that would use biomass as a feedstock.
We believe that fuels and power produced from biomass using our technologies may have very low lifecycle carbon footprints, approaching zero in some cases, depending on the type and source of the feedstock. Using biomass for fuels and power production can also divert the feedstock from disposal in landfills or other uses that generally have greater lifecycle carbon footprints.
The Rentech Process can produce synthetic diesel fuels (“RenDiesel® fuels”) which are clean burning having lower emissions of regulated pollutants, such as nitrogen oxides, sulfur oxides and particulate matter, than traditional petroleum-based diesel fuels. These fuels either meet or exceed all fuels and environmental standards presently applicable in North America including the ASTM D-975 standard for diesel fuel, which is the specification used for regular diesel fuel. RenDiesel fuel will also meet the European specification described in CEN CWA 15940 which is for paraffinic diesel fuels from synthesis or hydrotreatment.
The Rentech Process also can produce synthetic jet fuel (“RenJet® fuel”), which when blended with conventional jet fuel will meet jet fuel specifications for military jet fuel and commercial Jet A and Jet A-1 fuels. Synthetic jet fuel from the FT process is the only type of alternative jet fuel that meets ASTM specifications for use in commercial aviation and has been certified by the U.S. Air Force for use in its aircraft. The ASTM International Committee on Petroleum Products and Lubricants and the U.S. Federal Aviation Administration have approved FT fuels for use in commercial aircraft, when blended with petroleum-based fuels at a blend of up to 50% synthetic fuel. If the upcoming European specification for jet fuel known as DefStan 91-91 is officially issued (as currently drafted), RenJet fuel will meet the specification.
We believe that the life-cycle emissions of greenhouse gases for fuels and power produced from biomass using our technology without carbon capture and sequestration can be significantly lower than is the case with fossil feedstocks, and, depending on the feedstock, can be as low as zero. A third-party study of our Rialto project has supported this conclusion. A U.S. Department of Energy (“DOE”) study of the life-cycle greenhouse gas emissions from the production of fuels from fossil feedstocks using FT chemistry concluded that, when carbon capture and sequestration are used, the resulting emissions are lower than those generated in the traditional production and use of petroleum-derived fuels. Because a high percentage of the carbon dioxide (“CO2”) produced by our processes is isolated as part of our standard plant configurations, we believe that carbon capture and sequestration could be readily implemented by our projects if an economical option for sequestration can be identified.
We have constructed and operate our Product Demonstration Unit (“PDU”), a demonstration-scale plant at the Rentech Energy Technology Center (the “RETC”) located in Commerce City, Colorado, which we believe is the only operating integrated FT synthetic transportation fuels facility in the United States. The PDU is capable of producing approximately ten barrels per day of synthetic fuels, and we have produced thousands of gallons of ultra-clean synthetic fuels including RenJet and RenDiesel fuels. Jet and diesel fuel produced at our PDU have been used by the U.S. Air Force, United Airlines and Audi, among others. The PDU currently produces syngas from natural gas. As discussed below, we and a co-developer are in the process of constructing a biomass gasifier at the PDU, which is expected to provide syngas from biomass feedstocks.

During fiscal year 2009, we acquired SilvaGas Holding Corporation (“SilvaGas”) and its biomass gasification technology, which can convert a wide range of biomass and waste feedstocks, including wood, wood residues, straw, switch grass, refuse-derived fuel, energy crops and agricultural residues, into syngas. From 1998 to 2001, the SilvaGas technology was applied at commercial scale of 400 tons per day at a gasifier in Burlington, Vermont in a series of operating campaigns. In fiscal 2009, we also acquired a 25% ownership interest in ClearFuels Technology, Inc. (“ClearFuels”), a bio-energy gasification and project development company which owns technology that can convert virgin cellulosic biomass feedstock, such as wood waste and sugar cane bagasse, into syngas. Together with ClearFuels, we are currently constructing a demonstration-scale ClearFuels gasifier at our PDU (the “ClearFuels Gasifier”), with support from a grant from the DOE.
We are pursuing the deployment of the Rentech Process and the Rentech-SilvaGas Technology by seeking to license our technologies and to develop facilities that produce synthetic fuels, chemicals, natural gas substitutes, and electric power from biomass and fossil feedstocks. We are working on a number of commercial scale opportunities involving biomass-fed, fossil-fed and a combination of biomass and fossil-fed projects to produce synthetic fuels, chemicals, and power, including a proposed project in Rialto, California (the “Rialto Renewable Energy Center” or “Rialto Project”) that we expect would produce approximately 640 barrels per day of renewable synthetic fuels and approximately 35 megawatts of renewable electric power. We have also been developing a proposed project near Natchez, Mississippi (the “Natchez Project”) designed to produce approximately 30,000 barrels per day of synthetic fuels and chemicals and approximately 120 megawatts of power. We are also evaluating alternative configurations for the Natchez site which would initially be smaller in scale. The alternate configurations may use various feedstocks (possibly including biomass, natural gas, petroleum coke and coal) alone or in various combinations, and may include higher proportions of waxes and specialty chemicals as products. We believe that a project of up to 30,000 barrels per day is still a possibility, as we could develop the project in multiple stages or in a single stage if conditions related to development and financing of very large projects improve.
We also own, through our wholly-owned subsidiary, Rentech Energy Midwest Corporation (“REMC”), a nitrogen fertilizer manufacturing plant that uses natural gas as its feedstock to produce syngas and then nitrogen fertilizer products. REMC’s plant, located in East Dubuque, Illinois (the “East Dubuque Plant”), manufactures and sells within the corn-belt region nitrogen fertilizer products which are currently in high demand by the American farmer and industrial users. Although our primary development strategy is focused on synthetic fuels, our operating revenues in fiscal year 2010 were almost exclusively from sales of products by REMC.
Business Strategy
Our deployment strategy includes both development of facilities and licensing of the Rentech Process and Rentech-SilvaGas Technology. The development model involves Rentech developing, co-owning and operating biomass-fed, fossil-fed and a combination of biomass and fossil-fed synthetic fuels, chemicals and/or power facilities. We believe we will be able to advance future projects by using the experience we gain through engineering, designing and constructing early facilities and by reducing the required capital and technical resources for each subsequent project. We intend to develop standard designs for our projects that are both replicable and scalable. The licensing model consists of licensing the Rentech Process and Rentech-SilvaGas Technology to parties for the development of facilities that produce synthetic fuels, specialty waxes and chemicals and/or power, thereby expanding the deployment opportunities for our technologies.
Develop, Co-Own and Operate Model
Biomass Facilities. We believe biomass facilities provide an attractive business model due to the relatively low lifecycle carbon footprints of the fuels and electricity produced by these facilities, the demand that has been demonstrated for the renewable fuels and electricity produced by these facilities and the potential to procure certain forms of urban waste streams at costs significantly lower than most fossil feedstocks. Biomass can be categorized into urban streams (including waste materials such as municipal solid waste, construction and demolition waste, green wastes and sewage sludge) and rural streams (including agricultural materials such as stovers and straws, sugar cane bagasse, forestry residues, energy crops and algae). A typical biomass facility may produce renewable synthetic fuels as well as renewable power from the biomass feedstock. We also may develop biomass facilities that would produce natural gas substitutes or electric power without the production of synthetic fuels, depending on relative product prices in various markets around the world. Biomass facilities typically should require less capital than fossil facilities which are likely to be much larger in scale.

Fossil Facilities. We believe that fossil facilities provide an appealing business model due to the ability to achieve capital efficiencies and attractive economic returns resulting from large-scale production of diverse high-value product streams. Fossil feedstock, particularly coal and petroleum coke, are abundant domestic resources with relatively stable historical prices. As a result, fossil resources are an attractive feedstock for large-scale synthetic fuels and chemicals facilities utilizing the Rentech Process where economies of scale and product diversification can be achieved. Carbon capture and sequestration as well as the addition of biomass as a co-feed are expected to reduce the life-cycle carbon footprint of fuels produced by fossil facilities below that of fuels produced from petroleum by conventional refineries. These types of facilities require significant capital for construction. Consequently, we are seeking strategic and financial partners as well as long-term off-take agreements for products produced at potential fossil facilities we may develop in the future. We believe these steps would help secure the financing required to fund these types of projects. We intend to develop plants that will be economical at a scale smaller than that typical of our competitors. Although our technology would enable us to pursue larger projects, we believe that projects at a smaller scale optimize access to capital and development time.
Licensing Model
We are actively pursuing a number of licensing opportunities domestically and internationally. We are working to license the Rentech Process for both biomass and fossil feedstock applications for synthetic fuels production. We are also working to license our Rentech-SilvaGas Technology for renewable power production and, in combination with the Rentech Process, synthetic fuels production. Licensing will provide us with the opportunity to expand the global deployment and acceptance of our technologies without funding the capital investment for plant construction. We believe that successful commercialization of Rentech technologies would enhance our licensing opportunities, resulting in additional revenue streams for the Company.
Under a typical licensing arrangement, in addition to license fees, we would expect to receive fees for providing our catalyst and technical services to licensees. After we grant a license, our licensees will be responsible for financing, constructing and operating their own facilities that will use our licensed technologies. We generally would expect our licensees to acquire certain proprietary equipment that meets Rentech’s specifications. Licensees must also acquire their own feedstock and sell the products that their facilities produce.
Commercial Opportunities
We are working on the development of potential biomass projects. Our Rialto Project is furthest along in the development process compared to our other potential projects. The Rialto Project is designed to produce approximately 640 barrels per day of renewable synthetic fuels and approximately 35 megawatts of renewable power. We are approaching the completion of FEED (front-end engineering and design) for the Rialto Project which is designed to utilize both the Rentech-SilvaGas Technology and the Rentech Process. In addition, we are conducting preliminary engineering work for the design of other biomass facilities, evaluating potential sites at which to locate these facilities and actively pursuing feedstock sources and off-take agreements for these potential projects.
We have been developing the Natchez Project designed to produce approximately 30,000 barrels per day of synthetic fuels and chemicals and approximately 120 megawatts of power. We own the site on which we intend to build this facility and we have a long-term agreement with Denbury Resources, Inc. under which that company will purchase all of the carbon dioxide captured during the production process. We are also evaluating alternative configurations which would initially be smaller in scale. The alternate configurations may use various feedstocks (possibly including biomass, natural gas, petroleum coke and coal) alone or in various combinations, and may include higher proportions of waxes and specialty chemicals as products. We believe that a project of up to 30,000 barrels per day is still a possibility, as we could develop the project in multiple stages or in a single stage if conditions related to development and financing of very large projects improve.
Research and Development Program
We continue to advance our technologies. Our research and development activities are centered at the RETC, where we have skilled technical, engineering and operating teams that work at our development and testing laboratories. The laboratory contains equipment and support facilities that provide us with resources for the continued development and testing of our technologies, as well as complementary technologies for additional applications and performance enhancements. In addition, the facilities allow us to conduct online analysis of feedstock and products.
Our principal research and development efforts at our laboratory are focused on optimizing the efficiency and operating costs of the Rentech Process, and on the development of next generation technologies to further improve the economics of producing synthetic fuel and electricity from various forms of renewable and fossil feedstock. We also plan to install a ClearFuels biomass gasifier to supply syngas to the PDU in order to develop at demonstration scale a gasification technology that would complement the Rentech-SilvaGas Technology, and to continue to develop technologies and processes that clean and condition syngas produced from biomass to make it suitable as an input for the Rentech Process. The PDU is important to our research and development activities, and provides samples of our products to potential customers.

Financial Information About Our Business Segments
Financial information about our business segments is provided in Note 18 of our Consolidated Financial Statements.
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
Our technology was also successfully used by Texaco Energy Systems at a facility in Laporte, Texas in 2000. Texaco leased the use of this facility from the DOE on a short-term basis to conduct a joint demonstration integrating the Rentech Process with Texaco’s gasification process. The Laporte facility had the capacity to produce approximately ten barrels of product per day using the Rentech Process.
We have successfully produced synthetic fuels at our PDU in Commerce City, Colorado, in a series of campaigns since August 2008. We believe that the PDU is the only operating integrated FT synthetic fuels facility in the United States producing transportation fuels. The facility is designed to produce approximately ten barrels per day of synthetic jet and diesel fuels and demonstrates the design, construction and operation of a synthetic fuels facility utilizing the Rentech Process. Achieving production at the PDU was the result of the operation and integration of all processes at the facility, including the steam methane reformer for the production of synthesis gas; the conversion of the synthesis gas in the Rentech reactor into clean hydrocarbons; the separation of the Rentech catalyst from the wax produced from the reactor; and the processing and upgrading of the hydrocarbons into ultra-clean synthetic fuels, using hydrocracking and hydrotreating technologies provided by UOP, a Honeywell Company. Rentech and UOP maintain an alliance which provides customers with a single source of technologies for synthesis gas clean-up, conversion and product upgrading. Continued operations at the PDU enable us to:
•	confirm and optimize the design parameters of the Rentech Process during longer-term production runs;

•	monitor the effect of various operation parameters on product yields for the Rentech Process;

•	demonstrate an integrated syngas to fuels process for strategic partners and financing sources; and

•	produce fuels for validation, certification and customer development.
Rentech-SilvaGas Technology
The patented Rentech-SilvaGas Technology generates medium-BTU syngas through the gasification of varying types of biomass feedstocks such as forestry products, pulp and paper residue, agricultural byproducts and energy crops. Biomass feedstock is loaded into the gasifier and mixed with hot sand, turning it into syngas and residual char. The residual char and sand are separated from the syngas by a cyclone separator and discharged to a combustor. The sand is then reheated in the combustor by adding air and burning the residual char and carbon. The reheated sand is removed from the combustion gas by a cyclone separator and returned to the gasifier. The resulting syngas can then be fed into a gas turbine or boiler for renewable power production. The syngas may also be used in combination with the Rentech Process for the production of renewable synthetic fuels.
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
Competition in the Alternative Energy Segment
Competition in our alternative energy business varies depending on the technology and the relevant market. We face competition to provide energy conversion technologies, as well as competition in markets for the products to be produced and for the feedstocks required for the projects we are developing.
Competition in Energy Conversion Technologies
Competition in Fischer-Tropsch Technologies: The development of Fischer-Tropsch technology for the production of hydrocarbon products is highly competitive. Several major integrated oil companies, such as ExxonMobil, the Royal Dutch/Shell group, Statoil and BP, as well as several other companies such as Sasol, have developed or are developing competing technologies. A number of these competitors have substantially more resources to fund research and development and to stand behind guarantees of the performance of the technology.
The fundamental differences between the various FT technologies developed by us and our competitors are the FT catalyst, the reactors where the syngas reacts with the catalyst and the process for separating catalyst from the wax product. The Rentech Process uses its proprietary iron-based catalyst which permits the efficient use of a wide range of feedstocks. We believe that most other FT technologies use cobalt-based catalysts. The Rentech Process also includes a patented process for separation of the Rentech catalyst from the wax product. Developing commercial FT technology requires significant capital and time, which we believe provides a material barrier to new competitors. We believe that our focus on developing small to medium sized facilities will require less capital and time for construction than larger capacity facilities.
Competition from other Alternative Fuels Technologies: We believe that a number of large and small companies are developing a wide range of technologies that could produce alternative fuels from various feedstocks. We compete with these technology providers to provide conversion technology to project developers, on the basis of the overall cost of producing fuel and on the characteristics of the fuel to be produced. We also compete with these companies for feedstock and project development sites.

Competition in Biomass Gasification Technology
We believe that there are two primary categories of competition to the Rentech-SilvaGas Technology: conventional, proven technologies and developmental, small-scale technologies. We believe that the conventional technologies are typically used to produce low-BTU syngas that is then combusted in a boiler to generate steam for use in power production. These technologies have been deployed at large commercial scale facilities and are currently the established technologies for biomass-to-energy projects.
We believe that the developmental technologies are typically designed to produce a medium-BTU syngas which could be used for a wider range of applications, including power production on a more efficient scale and for higher value fuels such as Fischer-Tropsch fuels, ethanol, butanol, or for precursors for many industrial chemicals. These technologies are generally considered to have higher technological or scale-up risk than their conventional competitors because they have operated only at small scale or pilot scale. We believe the facility in Burlington, Vermont that utilized the Rentech-SilvaGas technology from 1998 to 2001 remains the largest facility that has operated with this type of biomass gasification technology, but other competitors have reported operating small scale facilities for several years which have gained some commercial acceptance. While some of our competitors’ technologies require the use of oxygen to make medium BTU syngas, the Rentech-SilvaGas Technology does not, which can help to simplify the design, lower the capital costs and reduce the required scale at which a biomass gasification facility can efficiently operate. Significant competitors in this area include Repotec Co., Choren Industries, Thermoselect, Range Fuels and Taylor Biomass Energy.
Competition in Product and Feedstock Markets
Competition in Fuels: Fuels and chemicals produced at our projects would compete broadly with fuels and chemicals produced from petroleum as well as alternative fuels and chemicals produced from various feedstocks. We believe that our synthetic fuels have some advantages over other types of alternative fuels due to their high quality and low emissions properties. Our fuels, when produced from biomass, may have very low life-cycle carbon footprints, which can be an advantage, depending on the development of regulations to limit carbon emissions. Our competition in providing fuels comes from very large, well capitalized companies in the petroleum industry and from smaller developmental companies in the alternative fuels and chemicals businesses.
Competition in Power: Power produced by our projects would compete broadly with power produced by utilities and independent power producers. In particular, we compete with other forms of renewable power, such as wind, solar, and geothermal, in selling our renewable power to utilities who are trying to fulfill their obligations under various programs to procure and sell renewable power. We compete with very large, well-capitalized companies in the business of producing power, and with both large and small companies in the production of renewable power.
Competition for Feedstock: For our projects that would use coal, petroleum coke or natural gas as feedstocks, we compete for supply of those feedstocks with the broad range of large and small purchasers of those feedstocks, and the markets for those feedstocks include a large number of participants. For our projects that would use biomass or waste as feedstocks, we compete in more fragmented, less developed markets to acquire supplies of feedstock. The markets for biomass and waste feedstocks are highly localized, as transportation costs are high relative to the value of the feedstock, and the infrastructure for collecting and transporting these feedstocks is less well developed. We compete for these feedstocks with existing and proposed traditional biomass-to-power plants, which produce power through incineration of the feedstock, and with a number of proposed projects that would use new technologies to convert biomass and/or waste into power and/or fuels.
Products and Markets
Facilities using Rentech’s technologies can be designed and configured to produce synthetic fuels, chemicals and/or power from fossil and biomass resources.
The products we can produce include:
•	renewable synthetic diesel and jet fuels, naphtha (primarily used as a feedstock in the production of plastic) and power from biomass resources;

•	synthetic diesel and jet fuels, naphtha and power from fossil or fossil and biomass resources; and

•	paraffinic waxes, solvents and specialty chemicals.
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

Clean Air and Renewable Energy Laws
The Clean Air Act Amendments of 1990 (the “CAAA”) established several programs in order to improve air quality by, among other things, imposing restrictions on the emissions of hazardous pollutants into the atmosphere. As a means to address common sources of air pollution such as automobiles, trucks and electric power plants, the CAAA encourages the development and sale of alternative fuels as the nation attempts to meet national air quality standards. In addition, beginning on October 15, 2006, the United States Environmental Protection Agency (the “EPA”) required diesel vehicles traveling on interstate highways to operate using ultra-low sulfur diesel. Furthermore, California has promulgated state-specific standards to reduce the sulfur content of diesel fuel. Synthetic diesel fuel produced using the Rentech Process currently exceeds the requirements of Federal and state low-sulfur standards, is clean burning fuel, and should therefore be attractive to fuel buyers and users.
In 2002, the California Legislature passed Senate Bill 1078 establishing California’s Renewable Portfolio Standard (“RPS”). As modified by subsequent legislation and executive orders, the RPS requires retail sellers of electricity regulated by the California Public Utilities Commission to procure or produce power representing 20% of their retail sales from renewable sources by 2010. On July 31, 2010, the California Air Resources Board adopted the Renewable Electricity Standard (“RES”) which requires all utilities, including municipal utility districts, and other load-serving entities to procure or produce power representing 33% of their retail sales from renewable resources by 2020, as prescribed by the Global Warming Solutions Act of 2006. Electricity produced at the Rialto Project has been pre-qualified by the California Energy Commission as renewable electricity and we expect it will meet both the RPS and RES requirements. We also expect that future biomass-to-electricity plants employing the Rentech-SilvaGas Technology will meet these requirements.
The Renewable Fuel Standard (“RFS”) created under the Energy Policy Act of 2005 (“EPACT 2005”) and subsequently expanded by the Energy Independence and Security Act of 2007 (“EISA 2007”), established four distinct renewable fuel categories and associated volumetric blending requirements that in aggregate reach 36 billion ethanol gallon equivalents by 2022. The mandate, which was created under the authority of the Clean Air Act, requires the blending of renewable diesel fuels with conventional diesel fuels. Fuels produced from renewable feedstock using the Rentech Process will qualify as renewable diesel fuels.
Government Incentives
EPACT 2005 provides for tax credits, grants, loan guarantees and other incentives to stimulate coal gasification into Fischer-Tropsch fuels and chemicals. EPACT 2005 provides a 20% tax credit for qualifying gasification projects, including for entities which produce chemicals, fertilizers, glass, steel and forest products. In order to qualify for the tax credit, coal must comprise at least 90% of fuels required for “production of chemical feedstocks, liquid transportation fuels or co-production of electricity.” EPACT 2005 also authorizes grants for gasification and gasification co-production, which includes the production of Fischer-Tropsch fuels, fertilizer and electricity, as well as comprehensive loan guarantees for up to 80% of the project cost for deployment and commercialization of innovative technologies including gasification projects and gasifying coal to produce “ultra-clean premium fuels through Fischer-Tropsch process.” EPACT 2005 incentives may be used together with tax credits provided by the statute.
As discussed above, RFS established volumetric blending requirements that must reach a certain threshold by 2022. We believe that government mandates for production of ethanol could increase the demand for corn and, as a result, for our nitrogen fertilizer products which are used in corn production. In addition, we expect that RenDiesel fuel produced at the Rialto Project will qualify as a cellulosic diesel fuel (a sub-category of one of the distinct renewable fuel categories under the RFS), which would allow obligated parties to use the fuel to meet either cellulosic biofuel or biomass-based diesel fuel volumetric blending requirements under the RFS.
An obligated party under the RFS, which includes any refiner or importer of petroleum-based gasoline or diesel fuel, demonstrates compliance with the RFS through the acquisition of unique Renewable Identification Numbers (“RINs”) assigned to produced or imported renewable fuel based upon the energy content of the fuel relative to ethanol. Each year, obligated parties under RFS must acquire sufficient RINs to demonstrate compliance with their Renewable Volume Obligation (“RVO”). RINs may be traded freely between renewable fuel producers, marketers, obligated parties and other investors in RINs, and their price is generally determined between purchasers and sellers of RINs. EISA 2007 created one RIN category for each of the four volumetric blending requirements under RFS. RenDiesel fuel, as a cellulosic diesel fuel, is expected to receive a cellulosic biofuel RIN in any project that uses cellulosic materials as feedstock. RenDiesel fuel, when derived from biomass, would receive 1.7 RINs per gallon.

The Emergency Economic Stabilization Act of 2008 (“EESA 2008”) created a credit for capture and sequestration of anthropogenic CO2 that is sequestered in geological formations. The tax credit is $10 per ton for CO2 used for enhanced oil recovery and $20 per ton for CO2 injected in other geological formations.
The American Recovery and Reinvestment Act of 2009 (“ARRA”) provided funding to several renewable energy programs and created a new loan guarantee program for, among other things, the commercial development and deployment of advanced renewable power and fuels production technologies. Currently, according to an October 2010 White House briefing memorandum, approximately $2.5 billion in funding remains available to subsidize loans to eligible projects. We are currently pursuing a loan guarantee under this program for the Rialto Project, which we believe meets the requirements as an eligible project.
The ARRA also provided additional funding for the DOE’s existing renewable energy programs, including funding for advanced biofuel production technologies. Rentech, along with ClearFuels, received an award under this program for approximately $23 million for the ClearFuels Gasifier being constructed at the PDU.
In 2006, the California Legislature passed Assembly Bill 32 (“AB-32”) or the Global Warming Solutions Act of 2006. AB-32 is intended to reduce greenhouse gas emissions in California to 1990 levels by 2020. The Low Carbon Fuel Standard (“LCFS”) under AB-32 requires regulated parties, which are California-based refiners or importers of gasoline or diesel fuel, to reduce the carbon content per BTU (the “carbon intensity”) in the transportation fuels they sell in California by at least 10% by 2020. LCFS credits will be assigned to each gallon of renewable fuel that has a carbon intensity value below that of equivalent petroleum fuel. We expect that RenDiesel fuel produced at the Rialto Project will be entitled to receive LCFS credits. Regulated parties must comply with the LCFS beginning in 2011, and we expect that a market for LCFS credits will be established at that time.
The Canadian Renewable Fuels Regulations announced on September 1, 2010 mandates an average of 5% renewable fuels content in Canadian gasoline, effective December 15, 2010. The Canadian government has also set a goal of 2% renewable fuels content in Canadian diesel fuel and heating distillate oil by 2012. Additionally, the Canadian federal ecoENERGY for Biofuels program provides a per liter incentive payment for renewable biofuels.
The Province of Ontario has established preferred power rates for renewable power through the Feed-in Tariff program created by the Green Energy and Green Economy Act of 2009. Other provinces in Canada, including British Columbia, Alberta, Manitoba, and Saskatchewan have similar provincial legislation to promote renewable power and renewable fuels production.
Many countries in addition to the United States and Canada have enacted or proposed renewable power and renewable fuels regulations and various incentives to promote the development of alternative and clean energy. We are exploring development and licensing opportunities in a number of these countries.

Business of Rentech Energy Midwest Corporation
Production Facility
The East Dubuque Plant is designed to produce anhydrous ammonia, nitric acid, ammonium nitrate solution, liquid and granular urea, urea ammonium nitrate solution (“UAN”) and carbon dioxide using natural gas as a feedstock. East Dubuque is located in the northwest corner of Illinois, and the facility is located on the Mississippi River.
The facility operates continuously, except for planned shutdowns for maintenance and efficiency improvements and occasional unplanned shutdowns due to equipment failures, power failures or other events. The facility can optimize the product mix according to swings in demand and pricing for its various products. During the fiscal year ended September 30, 2010, the facility produced approximately 1.05 million tons of these products, compared to approximately 1.02 million tons in the fiscal year ended September 30, 2009. Some products are final products sold to customers, and others, including ammonia, are both final products and feedstocks for other final products. Final products shipped from the facility during the fiscal year ended September 30, 2010 totaled approximately 490,000 tons of ammonia and upgraded nitrogen products, compared to approximately 438,000 tons in the fiscal year ended September 30, 2009. Carbon dioxide shipments totaled approximately 107,000 tons and 95,000 tons in the fiscal years ended September 30, 2010 and 2009, respectively.
The following table sets forth the East Dubuque Plant’s current rated production capacity for the listed nitrogen fertilizer products in tons per day.

Capacity
Plant	(Tons per Day)
UAN blending	1,100
Anhydrous ammonia	830
Carbon Dioxide	650
Ammonium nitrate	600
Urea synthesis	400
Nitric acid	380
Urea granulation	140
Products
REMC’s product sales are heavily weighted toward sales of anhydrous ammonia and UAN, which make up over 80% of total revenues. A majority of REMC’s products are sold through a Distribution Agreement with Agrium U.S.A., Inc. (“Agrium”) with the exception of carbon dioxide which is sold to industrial customers, generally on a contract basis. Although anhydrous ammonia and UAN are substitutes, each has its own characteristics, and customer product preferences vary according to the crop planted, soil and weather conditions, regional farming practices, relative prices and the cost and availability of appropriate storage, handling and application equipment, which are different for each of these two products.
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
Marketing and Distribution
REMC has a Distribution Agreement with Agrium, pursuant to which Agrium is obligated to use commercially reasonable efforts to promote the sale of, and to solicit and secure orders from its customers for, nitrogen fertilizer products comprising ammonia, granular urea, UAN solutions and nitric acid and related nitrogen-based products manufactured at the East Dubuque Plant. REMC has typically sold more than 80% of the nitrogen fertilizer products manufactured at the facility through the Distribution Agreement with Agrium, and the remaining amounts directly to customers. REMC pays Agrium a commission for these services. REMC’s sales executives are typically directly involved with the customers who buy REMC’s products, and REMC’s management approves price, quantity, and other terms for each sale through Agrium. REMC’s rights under the Distribution Agreement include the right to store specified amounts of its ammonia at Agrium’s ammonia terminal in Niota, Illinois, for a monthly fee. CO2 is not sold to Agrium, but marketed by REMC, generally on a contract by contract basis.
Seasonality and Volatility
The fertilizer business is seasonal, based upon the planting, growing and harvesting cycles. Inventories must be accumulated to allow for customer shipments during the spring and fall fertilizer application seasons, and require significant storage capacity. The accumulation of inventory to be available for seasonal sales requires that working capital be available at REMC. This seasonality generally results in higher fertilizer prices during peak periods, with prices normally reaching their highest point in the spring, decreasing in the summer, and increasing again in the fall. Another seasonal factor affecting REMC is the ability to transport product via barges on the Mississippi River. During the winter, the Mississippi River cannot be used for transport due to lock closures. The river closure affects how REMC and its competitors can transport products and can impact profitability due to differences in transportation costs. Fertilizer products are sold both on the spot market for immediate delivery and under forward sale contracts for future delivery at fixed prices. The terms of the forward sale contracts, including the percentage of the purchase price paid as a down payment, can vary from season to season. Variations in the proportion of product sold through forward sales, and variations in the terms of the forward sale contracts can increase the seasonal volatility of cash flows and cause changes in the patterns of seasonal volatility from year-to-year.

Nitrogen fertilizer price levels are influenced by world supply and demand for ammonia and nitrogen-based products. Long-term demand is affected by population growth and rising living standards that determine food consumption. Shorter-term demand is affected by world economic conditions and international trade decisions. Supply is affected by increasing worldwide capacity and the availability of nitrogen product imports from major producing regions and countries such as the former Soviet Union, the Middle East, South America, Trinidad and China. There continue to be industry cycles of expansion and reduction of production facilities in response to the changes in market prices of natural gas and the demand for nitrogen fertilizer products.
The following table shows tonnage of REMC’s products shipped by quarter for the last four fiscal years.

	For the Fiscal Years Ended September 30,
	2010	2009	2008	2007
	(in thousands of tons)
First Quarter	124	115	171	160
Second Quarter	86	65	103	77
Third Quarter	206	203	170	209
Fourth Quarter	181	150	199	125

Total Tons Shipped for Fiscal Year	597	533	643	571

The highest volume of tons shipped is typically during the spring planting season during the third fiscal quarter and the next highest volume of tons shipped is typically after the fall harvest during the first fiscal quarter, although, as reflected in the table above, the seasonal patterns may change substantially year-to-year due to various circumstances including timing of or changes in the weather. These seasonal increases and decreases in demand can also cause sales prices to fluctuate accordingly.
Raw Materials
The principal raw material used to produce manufactured nitrogen products is natural gas. REMC has historically purchased natural gas in the spot market, through the use of forward purchase contracts, or a combination of both. Forward purchase contracts have historically been used to lock in pricing for a portion of the facility’s natural gas requirements. These forward purchase contracts are generally either fixed-price or index-priced, short term in nature and for a fixed supply quantity. REMC’s policy is to purchase under fixed-price forward contracts approximately enough gas to manufacture the products that have been sold under pre-sale contracts for later delivery, effectively fixing most of the gross margin on pre-sold product. REMC is able to purchase natural gas at competitive prices due to its connection to the Northern Illinois Gas Company (“NICOR”) distribution system and its proximity to the Northern Natural Gas pipeline. Natural gas purchased and used in production was approximately 9.5 billion cubic feet and 9.6 billion cubic feet in the 12 month periods ended September 30, 2010 and September 30, 2009, respectively.
Natural gas prices have experienced significant fluctuations over the last few years. Prices increased in 2008 and declined in 2009 and 2010. The price changes have been driven by several factors, including changes in the demand for natural gas from industrial users, which is affected, in part, by the general conditions of the United States economy, and other factors. Seasonal fluctuations exist within each year resulting from various supply and demand factors, such as the severity of winter and its effect on the consumer demand for heating, and the severity of summer and its effect on industrial demand by utilities for electrical generation, among other factors. Several recent discoveries of large domestic natural gas deposits, combined with advances in technology for quickly and efficiently producing natural gas have caused large increases in the estimates of available reserves and production in the U.S., contributing to significant reductions in prices of natural gas. Changes in levels of natural gas prices and market prices of nitrogen-based products can materially affect REMC’s financial position and results of operations.
Transportation
Natural gas is transported to the East Dubuque Plant through a connection to the natural gas pipeline from NICOR. Products are shipped by barge, truck and rail. Over 70% of REMC’s products are typically transported by truck within a 150-mile radius of the plant. The facility can ship ammonia and UAN through a barge dock on the Mississippi River owned by REMC. The East Dubuque Plant owns a rail spur that connects to the Burlington Northern Santa Fe Railway (“BNSF”). The Canadian National Railway Company services the East Dubuque Plant and has rights to travel on the BNSF main line.

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
Intellectual Property and Patents of the Company
We own 33 issued and 27 pending United States utility patents and patent applications pertaining to the Rentech Process, the Rentech-SilvaGas Technology, and related processes, including the applications of these processes, the products made by the Rentech Processes and the materials used in connection with the Rentech Processes. We protect certain technologies abroad in varying countries, presently holding 27 issued non-domestic patents and 83 pending non-domestic patent applications (all of which are counterparts to our United States utility patents).
The Rentech Process uses our iron-based catalyst, which we have patented. We currently have several pending United States and foreign patent applications which claim improvements to certain aspects of the Rentech Process. Five of our patents are related to the Rentech-SilvaGas Technology and several of our patent applications deal with conditioning the syngas from the Rentech-SilvaGas Technology for use in the Rentech Process for production of synthetic fuels.
The term of a utility patent is generally 20 years from the earliest priority date for the application in the United States Patent and Trademark Office (“USPTO”). Patents that are in force on or that will issue on an application that was filed before June 8, 1995 have a term that is the greater of the 20 year term noted above or 17 years from the patent grant. Our issued patents will expire over a range of years from 2012 through 2026. Our most recent applications were filed in 2010.
We have registered RENTECH® as a trademark and it is listed on the Primary Register of the USPTO. The use of RENTECH® as just the name, or with the stylized bubbles that comprise our corporate logo, will identify and distinguish our services from those of other companies. We have also registered or are in the process of registering the RENTECH® mark in certain foreign jurisdictions. We have registered or are in the process of registering RENJET®, RENCHEM® and RENDIESEL® as trademarks on the Primary Register of the USPTO and in Canada. The use of these trademarks identifies fuels and chemicals produced using the Rentech Process. We have also filed intent to use trademark applications domestically and in Canada for the mark RENPOWER™. These marks are representative of the names under the Rentech product umbrella that we intend to use for certain fuel, chemical and power products.
We also maintain trade secrets and confidential proprietary information that we use in connection with our trademarked Rentech Process. The life of a trademark is indefinite as long as there is continual use of the mark. The term of our trade secrets and proprietary information is perpetual as long as we prevent public disclosure by keeping them secret and confidential and as long as they are not discovered by others. We typically protect our trade secrets and confidential proprietary information through non-disclosure agreements with parties with whom we do business.
The success of our business, as well as that of our subsidiaries, depends upon the intellectual property that we own and use in the conduct of our business. We believe that our intellectual property gives us rights to exploit our technologies and to exclude others from making, using, selling, offering for sale, or importing certain inventions throughout the United States and those jurisdictions in which we have secured rights, without our consent. If we lost the rights to exploit or exclusively exploit an intellectual property asset, the financial results of our business and our overall financial results and prospects would be materially harmed.

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
Although we do not believe that costs for compliance with environmental and health and safety laws and regulations and applicable environmental permit requirements in connection with our current operations will have a material adverse effect on us, we cannot predict with certainty the future costs of complying with environmental laws, regulations and permit requirements or the costs that may be associated with investigation, remediating contamination or monitoring. The East Dubuque Plant has experienced some level of regulatory scrutiny in the past and we may be subject to further regulatory inspections, future requests for investigation relating to, or assertions of liability for, among other things, regulated materials management practices. In the future, we could incur material liabilities or costs related to environmental matters, and these environmental liabilities or costs (including fines or other sanctions) could have a material adverse effect on our business, operating results, financial condition and cash flows.
In addition, the engineering design and technical services we provide to our licensees may necessitate compliance with certain professional standards and other requirements. We believe we have all required licenses to conduct our operations and are in substantial compliance with applicable regulatory requirements. However, the loss or revocation of any license or the limitation on any services thereunder could prevent us from conducting such services and could subject us to substantial fines. In addition, changes in these requirements (including those related to future climate change regulation) could adversely affect us.
Implementation of Carbon Dioxide Emissions Reduction Strategy
There has been a broad range of proposed or promulgated state, national and international laws and regulations focusing on greenhouse gas (GHG) emissions and reduction. These proposed or promulgated regulations of GHG emissions apply or could apply to projects utilizing our technologies in countries where we currently have, or may in the future have, projects or customers. Laws in this field continue to evolve, and while it is not possible to accurately estimate either a timetable for implementation or our future compliance costs relating to implementation, such laws, if enacted, could have a material impact on our results of operations and financial condition. Examples of legislation or precursors for possible regulation that do or could affect our operations include:
•
The Kyoto Protocol which was initially adopted in 1997 and came into effect in 2005 with the goal of reducing certain greenhouse gas emissions, including carbon dioxide. A number of countries that are parties to the Kyoto Protocol have instituted or are considering climate change legislation and regulations, including the European Union’s Emissions Trading System (ETS), among others.

•
California’s Global Warming Solutions Act, or AB-32, which requires the California Air Resources Board (CARB) to develop regulations and market mechanisms that will ultimately reduce California’s GHG emissions to 1990 levels by 2020.

•
The Greenhouse Gas Reduction Targets Act (GGRTA) enacted by the government of British Columbia, Canada in 2008 that seeks to reduce GHG emissions by at least 33 per cent below 2007 levels by 2020. It also includes the long-term target of an 80 percent reduction below 2007 levels by 2050.

•
The U.S. Supreme Court decision in Massachusetts v. EPA, 549 U.S. 497, 127 S.Ct. 1438 (2007) confirming that the U.S. Environmental Protection Agency (EPA) has the authority to regulate carbon dioxide as an “air pollutant” under the Federal Clean Air Act.

•
In December 2009, EPA issued a final endangerment finding for greenhouse gases, which specifically found that emissions of six greenhouse gases threaten the public health and welfare and that greenhouse gases from new motor vehicles and engines also contribute to such pollution. While these findings do not themselves impose any requirements on any industry or company at this time, these findings may lead to greater regulation of GHG emissions by the EPA, may trigger more climate-based claims for damages, and may result in longer agency review time for development projects to determine the extent of climate change.

•
EPA’s announcement on March 29, 2010 (published as “Interpretation of Regulations that Determine Pollutants Covered by Clean Air Act Permitting Programs,” 75 Fed. Reg. 17004 (April 2, 2010)), and the EPA’s and U.S. Department of Transportation’s joint promulgation of a Final Rule on April 1, 2010, which triggers regulation of GHGs under the Clean Air Act, may trigger more climate-based claims for damages, and may result in longer agency review time for development projects to determine the extent of climate change.

The GHG policy of the United States currently favors voluntary actions to reduce emissions and continued research and technology development over near-term mandatory GHG emission reduction requirements. However, in the United States, there is growing consensus that some form of regulation will be forthcoming at the federal level with respect to GHG emissions. Such regulation could take any of several forms that result in the creation of additional costs in the form of taxes, the restriction of output, investments of capital to maintain compliance with laws and regulations, or required acquisition or trading of emission allowances. Rentech is actively participating in the evolution of federal policy on this issue and we are focused on initiatives to reduce greenhouse gas emissions, particularly carbon dioxide.
In the event that these legislative or regulatory initiatives increase the economic cost of emitting greenhouse gases, our businesses could be materially affected. The East Dubuque Plant is a significant emitter of greenhouse gases. The net effect on the East Dubuque Plant from such initiatives would depend on the baseline level of allowed emissions in any new carbon regulation regime, and their impact could result in significant costs for REMC. We are evaluating alternatives to reduce GHG emissions at our East Dubuque Plant.
Our potential biomass energy projects are designed to produce low-carbon fuels and power, depending on the feedstock and its potential alternative uses, and they may benefit from carbon regulation. We do not expect to develop projects using fossil feedstocks without carbon capture and sequestration or some form of control regarding GHG emission, and we expect that such projects could have life-cycle carbon footprints equal to or better than those of petroleum-based fuels. Therefore, we expect that the impact of carbon regulation on our fossil projects may be neutral to positive, although we would expect to benefit substantially less from carbon regulation with respect to our fossil projects than our biomass projects.
Employees and Labor Relations
As of September 30, 2010, we had 167 non-unionized and salaried employees, and 85 unionized employees. We believe that we have good relations with our employees. REMC has one labor contract in place covering the unionized employees. This contract is effective until October 17, 2012. Neither the Company nor any of its subsidiaries, including REMC, have experienced work stoppages in the recent past.
Available Information
Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are available free of charge as soon as reasonably practical after they are filed or furnished to the SEC, through our website, www.rentechinc.com. Materials we file with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website at www.sec.gov that contains reports, proxy and information statements, and other information regarding the Company that we file electronically with the SEC.

ITEM 1A	— RISK FACTORS
Set forth below are certain risk factors related to the Company’s business. The risk factors described below may not include all of the risk factors that could affect future results. Actual results could differ materially from those anticipated as a result of these and various other factors, including those set forth in the Company’s other periodic and current reports filed with the SEC from time to time.

Risks Related to Our Liquidity, Financial Condition, and Results of Operations
Our liquidity and capital resources are limited. We must raise substantial additional capital to execute our business plan and, in the event that currently expected sources of funding are not available, to fund working capital and to continue our operations. Competitors with superior access to capital may have a substantial advantage over us.
Our liquidity and capital resources are limited. At September 30, 2010, we had working capital (current assets in excess of current liabilities) of $22.7 million, compared to working capital of $12.0 million at September 30, 2009. We generally consider our short-term liquidity requirements to consist of those items that are expected to be incurred within the next 12 months. In November 2010 REMC distributed the net proceeds of a $52 million incremental term loan to the Company for general corporate purposes. We expect REMC’s short-term liquidity needs to be met from cash on hand and cash generated from REMC’s operations, but a decline in REMC’s results, which have shown historical volatility, could reduce REMC’s cash flows. Our budgeted liquidity needs (other than those relating to REMC) that we expect to incur in the next 12 months include costs to complete FEED for the Rialto Project, to continue development of the Natchez Project and other projects, to operate the PDU, to continue research and development of Rentech’s technologies, to construct the ClearFuels Gasifier at the PDU, and for general working capital and administrative needs. We do not expect to require additional capital for these budgeted activities during the next twelve months. We do expect to require additional capital if we elect to pursue additional activities beyond our current budget, such as continuing the development of the Rialto Project beyond the FEED phase, funding the development of certain new technologies, or pursuing other projects beyond their current early development stages. Pre-FEED development activities for our projects require relatively low levels of spending.
However, project development and licensing activities in our alternative energy business each require substantial amounts of capital resources. Project development requires capital for, among other things, scoping and feasibility studies, development activities, engineering, construction, and deposits paid to suppliers and parties who intend to purchase the power or fuel to be manufactured at our facilities. Licensing may require performance or other guarantees to be backed by financial guarantees or cash deposits. Our competitors who have superior access to capital may have a competitive advantage over us in these activities.
In the event that capital needed to move beyond the budgeted activities were not available, we would not be able to advance our development projects beyond FEED (in the case of the Rialto Project) or into the feasibility or FEED stages (in the case of other projects). Our failure to raise additional capital when needed would have a material adverse effect on our results of operations, liquidity and cash flows and our ability to execute our business plan.
We have never operated at a profit. If we do not achieve significant amounts of additional revenues and become profitable on an ongoing basis, we may be unable to continue our operations.
We have a history of operating losses and have never operated at a profit. From our inception on December 18, 1981 through September 30, 2010, we have an accumulated deficit of $297.0 million. If we do not achieve significant amounts of revenues and operate at a profit on an ongoing basis in the future, we may be unable to continue our operations at their current level. Ultimately, our ability to remain in business will depend upon earning a profit from commercialization of the Rentech Process and deployment of the Rentech-SilvaGas Technology. We have not been able to achieve sustained commercial use of the technology as of this time. Failure to do so would have a material adverse effect on our financial position, results of operations, cash flows and prospects.
REMC’s operations may become unprofitable and may require substantial working capital financing.
During fiscal years 2007 through 2010, REMC generated positive income from operations and positive cash flow from operations. However, during fiscal year 2006, although REMC provided positive cash flow from operations, it operated at a net loss. In prior fiscal years, the East Dubuque Plant operated by REMC sustained losses and negative cash flows from operations. The net loss in fiscal year 2006, was the result, among other things, of very difficult market conditions in its industry and rapidly rising costs of the natural gas feedstock and energy required to produce nitrogen fertilizers. REMC’s profits and cash flows are subject to changes in the prices for its products and its main input, natural gas, all of which are commodities. REMC’s profits depend on maintaining high rates of production of its products, and interruptions in plant operations could adversely affect profitability. In addition, REMC’s business is extremely seasonal, and the working capital requirements in its offseason are substantial. If REMC is not able to operate its nitrogen fertilizer facility at a profit or if REMC is not able to access a sufficient amount of additional financing for working capital, our business, financial condition and results of operations would be materially adversely affected.

Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations.
As of September 30, 2010, our total indebtedness was $120.8 million. Of this amount, approximately $63.3 million of principal borrowings were outstanding under the Credit Agreement we executed on January 29, 2010 (as amended, the “2010 Credit Agreement”) and the remainder was our convertible notes due in 2013. Our indebtedness increased by approximately $32 million after September 30, 2010 as a result of entering into a Second Amendment and Second Incremental Loan Agreement. The obligations under the 2010 Credit Agreement are secured by substantially all of our assets and the assets of most of our subsidiaries, including a pledge of the East Dubuque Plant and a pledge of the equity interests in most of our subsidiaries. Our substantial debt could have important consequences, including:
•	increasing our vulnerability to general economic and industry conditions;

•
requiring all or a substantial portion of our cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore restricting or reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities;

•	limiting our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes;

•	incurring higher interest expense in the event of increases in the 2010 Credit Agreement’s variable interest rates;

•	limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our competitors who have greater capital resources;

•	limiting our ability to make investments, dispose of assets, pay cash dividends or repurchase stock; and

•	subjecting us to financial and other restrictive covenants in our indebtedness, which may restrict our activities, and the failure to comply with which could result in an event of default.
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
Our ability to obtain any financing when needed, whether through the issuance of new equity or debt securities or otherwise, and the terms of any such financing are dependent on, among other things, our financial condition, financial market conditions, general economic conditions and conditions within our industry, and numerous other factors. In the U.S., recent market and economic conditions continue to be challenging with tight credit conditions and no or slow growth. Throughout fiscal year 2010, continued concerns about the systemic impact of high unemployment rates, sovereign debt, the availability and cost of credit, the U.S. mortgage market, and the U.S. real estate market contributed to continued lowered expectations for the U.S. economy. As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Many lenders and institutional investors continue to be reluctant to provide funding to borrowers. If these market conditions continue, they could limit our ability to timely replace maturing liabilities, or access the capital markets or other sources of financing to meet our liquidity needs, resulting in a material adverse effect on our operations, financial condition and liquidity.
The issuance of shares of our common stock could result in the loss of our ability to use our net operating losses.
As of September 30, 2010, we had approximately $165 million of tax net operating loss carryforwards. Realization of any benefit from our tax net operating losses is dependent on: (1) our ability to generate future taxable income and (2) the absence of certain future “ownership changes” of our common stock. An “ownership change,” as defined in the applicable federal income tax rules, would place significant limitations, on an annual basis, on the use of such net operating losses to offset any future taxable income we may generate. Such limitations, in conjunction with the net operating loss expiration provisions, could effectively eliminate our ability to use a substantial portion of our net operating losses to offset any future taxable income.

It is likely that we have incurred one or more “ownership changes” in the past, in which case our ability to use our net operating losses may be limited. In addition, the issuance of shares of our common stock could cause an “ownership change” which would also limit our ability to use our net operating losses. Other issuances of shares of our common stock which could cause an “ownership change” include the issuance of shares of common stock upon future conversion or exercise of outstanding options and warrants. In this regard, we contemplate that we would need to issue a substantial amount of additional shares of our common stock (or securities convertible into or exercisable or exchangeable for common stock) in connection with our proposed plans to finance the commercialization of our technologies and the implementation of our business plan.
We may not be able to successfully manage our growing business.
If we are successful in our plans to commercialize the Rentech Process and the Rentech-SilvaGas Technology by acquiring or developing alternative energy facilities, we would experience a period of rapid growth that could place significant additional demands on, and require us to expand, our management resources and information systems. The management of our growth will require, among other things, continued development of our internal controls and information systems and the ability to attract and retain qualified personnel. Our alternative energy projects under development are complex and very large in relation to projects that we have managed in the past. We have experienced cost over-runs and control weaknesses in the past. Our failure to effectively manage such projects and any such rapid growth could have a material adverse effect on us, our cash flows, our ability to raise capital in the future, and our operating results.
Although ClearFuels has been consolidated with us for financial reporting purposes, we have not evaluated ClearFuels’ internal controls and the conclusion of our management regarding the effectiveness of our internal control over financial reporting included in this report does not extend to ClearFuels’ internal controls.
On September 3, 2010, we entered into a Project Support Agreement (the “Support Agreement”) with ClearFuels. Based on the execution of the Support Agreement, we reconsidered whether we were the primary beneficiary of ClearFuels. In September 2010, we determined that we are the primary beneficiary of ClearFuels, a variable interest entity, and began to consolidate ClearFuels with us for financial reporting purposes. However, our management has not evaluated ClearFuels’ internal controls and the conclusion of our management regarding the effectiveness of our internal control over financial reporting described under “Item 9A. Controls and Procedures — Management’s Report on Internal Control Over Financial Reporting” does not extend to the internal controls of ClearFuels. We have recorded total assets, net assets, revenue and net loss of $9.4 million, $9.3 million, $0, and $0.3 million, respectively, in our audited consolidated financial statements as of and for the fiscal year ended September 30, 2010 from the consolidation of ClearFuels. Management excluded ClearFuels from its report on internal control over financial reporting. We cannot assure you as to whether there are any material weaknesses in ClearFuels’ internal controls over financial reporting. As a result, we may not be able to accurately report ClearFuels’ financial condition, results of operations or cash flows, which in turn could significantly impact our ability to accurately report financial information relating to ClearFuels in this or other reports we file with the SEC. If we are unable to report information accurately in the reports we file with the SEC, or if there is a perception among investors that we are unable to do so, we could lose investor confidence and this could impair the value of our common stock, increase our cost of raising capital and other material adverse consequences.
Risks Related to the Rentech Process and the Rentech-SilvaGas Technology
We and our potential licensees may be unable to successfully or economically implement the Rentech Process or the Rentech-SilvaGas Technology at commercial-scale synthetic fuels or power plants.
A variety of results necessary for successful operation of the Rentech Process and the Rentech-SilvaGas Technology could fail to occur at a commercial plant. Results that could cause commercial scale synthetic fuels or power plants to be unsuccessful, and require design revisions, include:
•	higher than anticipated capital and operating costs to design, construct or reconfigure and operate a plant using our technologies;

•
reaction activity different than that demonstrated in laboratory, pilot, and demonstration plant operations, which could increase the amount of feedstock to convert into synthesis gas or catalyst or number of reactors required to convert synthesis gas into hydrocarbons;

•	shorter than anticipated catalyst life, which would require more frequent catalyst replacement or addition, catalyst purchases, or both;

•	insufficient catalyst separation from the crude wax product stream, which could either impair the operation of the product upgrading unit or increase the capital costs for the plant;

•	product upgrading catalyst sensitivities to impurities in the crude synthetic fuel products, which would impair the efficiency and economics of the product upgrade unit and require design revisions;

•	higher than anticipated costs for the catalyst and other materials used to operate a plant using the Rentech technologies; and

•	higher than anticipated levels of tar in the syngas using the Rentech-SilvaGas Technology.
If any of the foregoing were to occur, our capital and operating costs would increase. In addition, our projects or those of our licensees could experience mechanical difficulties, either related or unrelated to elements of the Rentech Process or the Rentech-SilvaGas Technology. Our failure to construct and operate a commercial scale synthetic fuels or gasification plant based on the Rentech technologies could materially and adversely affect our business, results of operation, financial condition, cash flows and prospects.
We could have indemnification liabilities to potential licensees of our technology.
We anticipate that our license agreements will require us to indemnify the licensee against specified losses relating to, among other things:
•	use of patent rights and technical information relating to the Rentech Process or the Rentech-SilvaGas Technology;

•	the possibility of infringing on the intellectual property of other parties;

•	failure of our technology to perform according to guaranteed specifications; and

•	acts or omissions by us in connection with our preparation of preliminary and final design packages for the licensee’s plant and approval of the licensee’s construction plans.
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
Our successful implementation of our business plan is substantially dependent upon the contributions of our management team, project development team and technology group. Our ability to design, finance, construct, startup and operate plants or enter into licensing arrangements using our technologies is highly reliant on the knowledge and skills of these key personnel. Moreover, we rely on these personnel to conduct research and development of our processes, products, markets and costs, and the loss of such personnel would harm our ability to successfully compete. As a result, unexpected loss of the services of key employees could have a material adverse effect on our business, operating results, financial condition, cash flows and prospects.

Our success depends in part on our ability to protect our intellectual property rights, which involves complexities and uncertainties.
We rely on a combination of patents, trademarks, trade secrets and contractual restrictions to protect our proprietary rights. Our business and prospects depend largely upon our ability to maintain control of rights to exploit our intellectual property. Our published and issued patents both foreign and domestic provide us certain exclusive rights (subject to licenses we have granted to others) to exploit our technologies. Our existing patents might be infringed upon, invalidated or circumvented by others. The availability of patents in foreign markets, and the nature of any protection against competition that may be afforded by those patents, is often difficult to predict and varies significantly from country to country. We, or our licensees, may choose not to seek, or may be unable to obtain, patent protection in a country that could potentially be an important market for our technology. The confidentiality agreements that are designed to protect our trade secrets could be breached, and we might not have adequate remedies for the breach. Additionally, our trade secrets and proprietary know-how might otherwise become known or be independently discovered by others.
We may not become aware of patents or rights of others that may have applicability in our technologies until after we have made a substantial investment in the development and commercialization of our technologies. Third parties may claim that we have infringed upon past, present or future technologies. Legal actions could be brought against us, our co-venturers or our licensees claiming damages and seeking an injunction that would prevent us, our co-venturers or our licensees from testing, marketing or commercializing the affected technologies. If an infringement action were successful, in addition to potential liability for damages by our joint venturers or our licensees, we could be subject to an injunction or required to obtain a license from a third party in order to continue to test, market or commercialize our affected technologies. Any required license might not be made available or, if available, might not be available on acceptable terms, and we could be prevented entirely from testing, marketing or commercializing the affected technology. We may have to expend substantial resources in litigation, enforcing our patents or defending against the infringement claims of others, or both. If we are unable to successfully maintain our technology against claims by others, our competitive position would be harmed and our revenues could be substantially reduced, and our business, operating results, financial condition and cash flows could be materially and adversely affected.
Our technologies may not compete successfully against technologies developed by our competitors, many of whom have significantly more resources.
The development of Fischer-Tropsch and biomass gasification technologies like ours is highly competitive. Several major integrated oil companies, as well as several smaller companies, have developed or are developing competing Fischer-Tropsch and gasification technologies that they may offer to license to our potential customers or use as the basis for a competing development project. Many of these companies, especially the major oil companies, have significantly more financial and other resources than we do to spend on developing, promoting, marketing and using their Fischer-Tropsch technology. In addition, several companies are developing biomass gasification technologies that compete with our Rentech-SilvaGas Technology. Advances by others in their technologies might lower the cost of processes that compete with our technologies. As our competitors continue to develop technologies, some part or all of our current technologies could become obsolete. Our ability to create and maintain technological advantages is critical to our future success. As new technologies develop, we may be placed at a competitive disadvantage, and competitive pressures may force us to implement new technologies at a substantial cost. We may not be able to successfully develop or expend the financial resources necessary to acquire new technology.
A reduction in government incentives for FT fuels or energy from biomass, or the relaxation of clean air and renewable energy requirements, could materially reduce the demand for FT fuels or energy from biomass and the economic feasibility of projects using our technologies.
Federal and state law provides incentives for FT fuels, and technologies that produce FT fuels, such as the Rentech Process, and for energy produced from renewable feedstocks. For example, EPACT 2005 provides for tax credits, grants, loan guarantees and other incentives to stimulate coal gasification into FT fuels and chemicals. The RFS established volumetric blending requirements for renewable fuel applicable to refiners or importers of petroleum-based gasoline or diesel fuel, which we expect to be applicable to fuels produced at the Rialto Project. The ARRA provides a number of incentives and authority for loan guarantees for the development of projects such as our Rialto Project and other projects that we are pursuing. In addition, California law requires specific reductions in the carbon content of transportation fuels, as well as specific levels of the production of power from renewable resources. Certain federal regulations that restrict air pollution also provide an incentive for the use of FT fuels because they comply with the regulations in cases where conventional fuels might not. For further information on these government incentives and air pollution and renewable energy production requirements, see “Part I, Item 1. Business — Government Incentives”. A significant reduction in loan guarantees, tax credits or other government incentives for our Rialto Project would likely adversely impact the economic feasibility and our ability to obtain adequate financing for that project and could have a similar adverse impact on other projects utilizing our technology. Changes in law or policy also could result in a relaxation of the requirements relating to air pollution and renewable energy production, which could materially reduce the demand for FT fuels or energy from biomass. As a result, the reduction or elimination of government incentives or the relaxation of air pollution and renewable energy requirements could have a material adverse effect on our financial condition, results of operations and prospects.

Industry rejection of the Rentech Process or the Rentech-SilvaGas Technology would adversely affect our ability to receive future license fees.
As is typical in the case of unfamiliar and/or rapidly evolving technologies, demand and industry acceptance of the Rentech Process or the Rentech-SilvaGas Technology is highly uncertain. Historically, most applications of FT processes have not produced fuels that were economical compared to the price of conventional fuel sources. Failure by the industry to accept our technology or to accept it as timely as we expect, whether due to unsuccessful use, results that are not economical, the novelty of our technology, the lower price of alternatively sourced fuels or for other reasons, would materially and adversely affect our business, operating results, financial condition and prospects.
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
Changes in existing laws and regulations, or their interpretation, or the imposition of new restrictions relating to emissions of greenhouse gases or carbon dioxide may give rise to additional compliance costs or liabilities and could materially reduce the demand for FT fuels or the Rentech Process which could, in turn, have a material adverse effect on our business, financial condition, results of operations, cash flows or prospects.
The application of the Rentech Process in synthetic fuel projects often relies on gasification technology to create the syngas that is used to produce power, FT fuels and other hydrocarbon products. Coal gasification breaks down coal into its components by subjecting it to high temperature and pressure, using steam and measured amounts of oxygen, which leads to the production of gaseous compounds, including CO2. Although the United States does not currently maintain comprehensive regulation of CO2 emissions, various legislative and regulatory measures to address greenhouse gas emissions (such as CO2) are currently in various phases of discussion or implementation. These include without limit, the Kyoto Protocol, ETS, AB-32, GGRTA, EPA regulations, and other proposed laws or regulations each of which have imposed or would impose reductions in or other limitations on greenhouse gas emissions.
Future restrictions on greenhouse gas emissions and continued political attention to issues concerning climate change, the role of human activity in it and potential mitigation through regulation could result in increased costs or liabilities associated with complying with such restrictions or regulations, or materially reduce the demand for FT fuels and the Rentech Process which, in turn, could have a material adverse effect on our business, financial condition, results of operations, cash flows or prospects.
Risks Related to Possible Inability to Complete Project Developments and the Financing Required for Construction and Subsequent Operation
We are pursuing alternative energy projects, including the Rialto and Natchez Projects, that will involve substantial expense and risk.
We are pursuing opportunities to develop alternative energy projects, however we do not have the financing to complete any of these projects. Moreover, the pursuit of such opportunities requires that we incur material expenses, including for financial, legal and other advisors, whether or not our efforts are successful. From time to time, we may enter into letters of intent or memorandums of understanding relating to our projects, which may not proceed to completion for various reasons. Our pursuit of any of these alternative energy projects involves significant risks, and our failure to successfully develop these projects, or failure to operate them successfully after we have developed them, could have a material adverse effect on our financial condition, results of operations and prospects. The costs of constructing our projects depends substantially on general construction costs, including the costs for commodities such as steel, copper and concrete. Escalation of costs for these commodities or other construction costs may increase the cost of our projects substantially, potentially to the extent that the projects would no longer be economically feasible.

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
Additionally, the extreme volatility in the cost of crude oil results in significant variances in the market price of petroleum based fuels. For instance, during fiscal year 2008, the price of crude oil per barrel fluctuated from approximately $80, up to a high of $145, and dipped to as low as approximately $37 in fiscal year 2009. During fiscal year 2010, the price of crude oil per barrel fluctuated from approximately $70 to $86. As crude oil prices rose and fell, so did the price of gasoline and other petroleum-derived products. The price at which we can sell our synthetic fuels will be dependent upon the market price for petroleum based fuels despite the fact that our costs of feedstock may or may not correspond to the cost of crude oil. This discrepancy in cost may negatively impact our ability to develop, build and operate commercial scale synthetic fuels plants or our ability to license our technology.
Risks Related to the East Dubuque Plant
The market for natural gas has been volatile. If prices for natural gas increase significantly, we may not be able to economically operate the East Dubuque Plant.
Our operation of the East Dubuque Plant with natural gas as the feedstock exposes us to market risk due to increases in natural gas prices. During 2008, natural gas prices spiked to near-record high prices. This was due to various supply and demand factors, including the increasing overall demand for natural gas from industrial users, which is affected, in part, by the general conditions of the United States economy, and other factors. The profitability of operating the facility is significantly dependent on the cost of natural gas as feedstock and the facility has operated in the past, and may operate in the future, at a net loss. Since we expect to purchase natural gas for use in the plant on the spot market we remain susceptible to fluctuations in the price of natural gas. We expect to also use short-term, fixed supply, fixed price forward purchase contracts to lock in pricing for a portion of our natural gas requirements. These may not protect us from increases in the cost of our feedstock. A hypothetical increase of $0.10 per MMBTU of natural gas would increase the cost to produce one ton of ammonia by approximately $3.50. Higher than anticipated costs for the catalyst and other materials used at the East Dubuque Plant could also adversely affect operating results. These increased costs could materially and adversely affect our business, results of operations, financial condition, cash flows and prospects.

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
Weather conditions can have a significant impact on the farming economy and, consequently, on demand for the fertilizer products produced by the East Dubuque Plant. For example, adverse weather such as flood, drought or frost can cause a delay in, or even the cancellation of, planting, reducing the demand for fertilizer. Adverse weather conditions can also impact the financial position of the farmers who will buy our nitrogen fertilizer products. This, in turn, may adversely affect the ability of those farmers to meet their obligations in a timely manner, or at all. Accordingly, the weather can have a material effect on our business, financial condition, results of operations, cash flows and liquidity.
The East Dubuque Plant is an aging facility with aging equipment that could fail. Any operational disruption at the plant could result in a reduction of sales volumes and could cause us to incur substantial expenditures. A prolonged disruption could materially affect the cash flow we expect from the plant, or lead to a default of the 2010 Credit Agreement.
The East Dubuque Plant is an aging facility with aging equipment that could fail. The East Dubuque Plant may be subject to significant interruption if it were to experience a major accident, equipment failure or were damaged by severe weather or other natural disaster. In addition, operations at the East Dubuque Plant are subject to hazards inherent in chemical manufacturing. Some of those hazards may cause personal injury and loss of life, severe damage to or destruction of property and equipment and environmental damage, and may result in suspension of operations and the imposition of civil or criminal penalties. Significant downtime at the East Dubuque Plant could significantly reduce the amount of product available for sale, which could reduce or eliminate profits and cash flows from REMC. Repairs to the plant in such circumstances could be expensive, and could be so extensive that the plant could not economically be placed back into service. We currently maintain property insurance, including business interruption insurance, but we may not have sufficient coverage, or may be unable in the future to obtain sufficient coverage at reasonable costs. A prolonged disruption at the East Dubuque Plant could materially affect the cash flow we expect from the plant, or lead to a default of the 2010 Credit Agreement. As a result, operational disruptions at the East Dubuque Plant could materially adversely impact our business, financial condition, results of operations and cash flows.
The business of the East Dubuque Plant is highly seasonal.
Sales of nitrogen fertilizer products from the East Dubuque Plant are seasonal, based upon the planting, growing and harvesting cycles. Most of the East Dubuque Plant’s annual sales have occurred between March and July of each year due to the condensed nature of the planting season. Since interim period operating results reflect the seasonal nature of our business, they are not indicative of results expected for the full fiscal year. In addition, results for comparable quarters can vary significantly from one year to the next due primarily to weather-related shifts in planting schedules and purchase patterns. We expect to incur substantial expenditures for fixed costs for the East Dubuque Plant throughout the year and substantial expenditures for inventory in advance of the spring planting season. Seasonality also relates to the limited windows of opportunity that nitrogen fertilizer customers have to complete required tasks at each stage of crop cultivation. Should events such as adverse weather or transportation interruptions occur during these seasonal windows, we would face the possibility of reduced revenue without the opportunity to recover until the following season. In addition, because of the seasonality of agriculture, we expect to face the risk of significant inventory carrying costs should our customers’ activities be curtailed during their normal seasons. The seasonality can negatively impact accounts receivable collections and increase bad debts. In addition, variations in the proportion of product sold through forward sales, and variances in the terms of the forward sales contracts can affect working capital requirements, and increase the seasonal and year-to-year volatility of cash flows. Access to storage facilities is critical to the profitable operation of the plant. If our access to storage were interrupted, profits could be affected.

The nitrogen fertilizer industry is very competitive and the actions of our competitors could materially affect the business, results of operations, cash flows and financial position of the Company.
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
We rely on Agrium as exclusive distributor of REMC’s products, pursuant to a Distribution Agreement between it and REMC. However, to the extent Agrium and we are not able to reach an agreement with respect to the purchase and sale of products, Agrium is under no obligation to sell such products. If we cannot reach an agreement with Agrium for the sale of products or its services to REMC terminate, we cannot assure you that we would be able to find other buyers for the products. Our inability to sell products manufactured at the East Dubuque Plant could result in significant losses and materially and adversely affect our business.
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
Continued government and public emphasis on environmental issues can be expected to result in increased future investments for environmental controls at ongoing operations. We may be required to install additional air and water quality control equipment, such as low emission burners, scrubbers, ammonia sensors and continuous emission monitors, at our East Dubuque Plant in order to comply with applicable environmental requirements. Such investments would reduce income from future operations. Present and future environmental laws and regulations applicable to operations, more vigorous enforcement policies and discovery of unknown conditions may require substantial expenditures and may have a material adverse effect on results of operations, cash flows, financial position or business.
The imposition of new restrictions relating to emissions of carbon dioxide may give rise to material additional compliance costs, capital expenditures or liabilities at the East Dubuque Plant.
The United States does not currently maintain comprehensive regulation of CO2 emissions. Various legislative and regulatory measures, including EPA regulations, to address greenhouse gas emissions (such as CO2) are currently in various phases of discussion or implementation. REMC has CO2 emissions which are in excess of CO2 that it captures and sells, that result from utilizing natural gas in both its operating process and fuel combustion. Future restrictions on greenhouse gas emissions could result in increased costs for capital expenditures and liabilities associated with complying with such restrictions, which could have a material adverse effect on our business, financial condition or results of operations and cash flows.

Risks Related to the Market for Rentech Common Stock
We have a substantial overhang of common stock and future sales of our common stock will cause substantial dilution and may negatively affect the market price of our shares.
As of September 30, 2010, there were 221.7 million shares of our common stock outstanding. As of that date, we also had an aggregate of 36.9 million shares of common stock that may be issued upon exercise or conversion of outstanding convertible notes, restricted stock units, options and warrants. During fiscal year 2010, we issued an aggregate of 6.7 million shares of our common stock. During fiscal year 2009, we issued an aggregate of 45.6 million shares of our common stock which includes 14.5 million shares issued in connection with our acquisition of SilvaGas. In connection with that acquisition, we also agreed to issue up to a maximum of 11 million additional shares of our common stock as earn-out consideration. Also, during fiscal year 2009, we issued warrants to purchase 7.0 million shares of common stock in connection with amendments to our prior Credit Agreement and our investment in ClearFuels. In addition, we have one shelf registration statement covering $94.3 million aggregate offering price of securities (up to all of which could be issued as shares of common stock) for issuance in future financing transactions.
We expect the sale of common stock and common stock equivalents in material amounts will be necessary to finance the progress of our business plan and operations. Certain holders of our securities have, and certain future holders are expected to be granted, rights to participate in or to require us to file registration statements with the SEC for resale of common stock.
We may issue shares of stock to acquire companies or assets.
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
Rentech Energy Midwest Corporation Properties
REMC operates an ammonia fertilizer plant on an approximately 200 acre site in East Dubuque, Illinois adjacent to the Mississippi River. All of the East Dubuque Plant’s properties and equipment are owned; these include land, roads, buildings, several special purpose structures, equipment, storage tanks, and specialized truck, rail and river barge loading facilities. REMC also has access to 15,000 tons of leased storage tank capacity for ammonia products in Niota, Illinois.
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
Office Leases
Our executive offices are located in Los Angeles, California, and consist of approximately 13,000 square feet of leased office space. The lease expires in June 2015.
Our other principal leased offices are located in Denver, Colorado, and consist of approximately 8,000 square feet of office space. The lease expires in October 2014.

ITEM 3.	LEGAL PROCEEDINGS
In the normal course of business, we are party to litigation from time to time. We maintain insurance to cover certain actions and believe that resolution of such litigation will not have a material adverse effect on us.
Between December 29, 2009 and January 6, 2010, three purported class action shareholder lawsuits were filed against the Company and certain of its current and former directors and officers in the United States District Court for the Central District of California (“C.D. Cal.”) alleging that the Company and the named current and former directors and officers made false or misleading statements regarding the Company’s financial performance in connection with its financial statements for fiscal year 2008 and the first three quarters of fiscal year 2009. Plaintiffs in the actions purport to bring claims on behalf of all persons who purchased Rentech securities between May 9, 2008 and December 14, 2009 and seek unspecified damages, interest, and attorneys’ fees and costs. The cases were consolidated as Michael Silbergleid v. Rentech, Inc., et al. (In re Rentech Securities Litigation), Lead Case No. 2:09-cv-09495-GHK-PJW (C.D. Cal.) (the “Securities Action”), and a lead plaintiff was appointed on April 5, 2010. The lead plaintiff filed a consolidated complaint on May 20, 2010, and the Company filed a motion to dismiss the action on October 15, 2010. The matters are currently stayed to allow the parties to discuss settlement. At this time, the Company does not believe that these matters will have a material adverse effect on the Company.

Between January 22, 2010 and February 10, 2010, five shareholder derivative lawsuits were filed against certain of the Company’s current and former officers and directors in the United States District Court for the Central District of California and the Superior Court of the State of California for the County of Los Angeles (“LASC”). The initial complaints allege that the named current and former directors and officers caused the Company to make false or misleading statements regarding the Company’s financial performance in connection with its financial statements for fiscal year 2008 and the first three quarters of fiscal year 2009. The plaintiffs, who purport to assert claims on behalf of the Company, seek various equitable and/or injunctive relief, unspecified restitution to the Company, interest, and attorneys’ fees and costs. The cases before the United States District Court are consolidated as John Cobb v. D. Hunt Ramsbottom, et al. (In re Rentech Derivative Litigation), Lead Case No. 2:10-cv-0485-GHK-PJW (C.D. Cal.), and the cases before the Superior Court are consolidated as Andrew L. Tarr v. Dennis L. Yakobson, et al., LASC Master File No. BC430553. The matters have been stayed pending resolution of motions to dismiss the Securities Action. At this time, the Company does not believe that these matters will have a material adverse effect on the Company.
In October 2009, the EPA Region 5 issued a Notice and Finding of Violation pursuant to the Clean Air Act (“CAA”) related to the #1 nitric acid plant at the East Dubuque Plant. The notice alleges violations of the CAA’s New Source Performance Standard for nitric acid plants, Prevention of Significant Deterioration requirements and Title V Permit Program requirements. The notice appears to be part of the EPA’s Clean Air Act National Enforcement Priority for New Source Review/Prevention of Significant Deterioration related to nitric acid plants, which seeks to reduce emissions from nitric acid plants through proceedings that result in the installation of new pollution control technology. The Company continues to engage in dialogue with the EPA regarding the Company’s defenses to the alleged violations and has had meetings and conversations with the EPA to discuss technical issues associated with the installation, and the associated monitoring and emissions limits, of any new pollution control technology to resolve the EPA’s alleged violations. The EPA has informed the Company that it has referred this matter to the United States Department of Justice. The Company cannot at this time estimate the cost to resolve this matter, but it does not believe that the matter will have a material adverse effect on the Company.

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the NYSE Amex under the symbol RTK. The following table sets forth the range of high and low closing prices for the common stock as reported by NYSE Amex.

Fiscal Year Ended September 30, 2010	High	Low
First Quarter, ended December 31, 2009	$1.72	$1.21
Second Quarter, ended March 31, 2010	$1.32	$1.01
Third Quarter, ended June 30, 2010	$1.35	$0.95
Fourth Quarter, ended September 30, 2010	$1.02	$0.70

Fiscal Year Ended September 30, 2009	High	Low
First Quarter, ended December 31, 2008	$1.31	$0.46
Second Quarter, ended March 31, 2009	$0.88	$0.53
Third Quarter, ended June 30, 2009	$0.73	$0.51
Fourth Quarter, ended September 30, 2009	$2.40	$0.46
The approximate number of shareholders of record of our common stock as of November 30, 2010 was 533. Based upon the securities position listings maintained for our common stock by registered clearing agencies, we estimate the number of beneficial owners is not less than 34,600.
We have never paid cash dividends on our common stock. We currently expect that we will retain future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.
Company Purchases of Equity Securities
Not applicable.
Recent Sales of Unregistered Securities
Not applicable.
STOCK PERFORMANCE GRAPH
The following graph and table compares the cumulative total shareholder return on our common stock to that of the NYSE Amex Composite Index (the “NYSE Amex Composite”), the Russell 2000 Index (the “Russell 2000”), a new alternative energy peer group which is the Ardour Global Alternative Energy Index — North America (the “New Alternative Energy Peer Group”), and two customized peer groups for the last five fiscal years ending September 30. The first customized peer group of six companies includes: Evergreen Energy, Inc., Fuel Tech, Inc., Headwaters, Inc., Pacific Ethanol, Inc., Syntroleum Corporation and Verasun Energy Corporation (the “Old Peer Group”). The second customized peer group of four companies includes: Agrium Inc., CF Industries Holdings, Inc., Terra Nitrogen Company, L.P., and Yara International (the “New Fertilizer Peer Group”). The following graph and table assumes that a $100 investment was made at the close of trading on September 30, 2005 in our common stock and in the indexes and the peer groups, and that dividends, if any, were reinvested. The stock price performance shown on the graph below should not be considered indicative of future price performance.

Rentech has used the Old Peer Group for comparison purposes because Rentech believed that the selected companies were more comparable to Rentech than the published indexes available at the time. The Old Peer Group is made up of companies that engage in the development of lower emission fuel technologies and related businesses as a significant element of their overall business. However, the companies included in the Old Peer Group do not participate in the nitrogen products manufacturing business, which is one of our principal lines of business. In addition, the market capitalizations of many of the companies included in the Old Peer Group are different from Rentech’s market capitalization and at least one of the companies is not currently trading on a public exchange. For fiscal year 2011, Rentech has ceased using the Old Peer Group and the NYSE Amex Composite and has begun using the New Alternative Energy Peer Group, the New Fertilizer Peer Group and the Russell 2000 for the comparison purposes described above. Rentech believes that the Russell 2000 will be more comparable than the NYSE Amex Composite to Rentech because it measures the performance of the small-cap segment of the U.S. equity market. Rentech believes that the New Alternative Energy Peer Group (comprised of alternative energy companies) and the New Fertilizer Peer Group (comprised of companies in the nitrogen fertilizer business) will be more comparable to Rentech’s alternative energy and nitrogen products manufacturing business segments than the more narrow Old Peer Group.

	9/05	9/06	9/07	9/08	9/09	9/10

Rentech, Inc.	100.00	183.00	85.38	52.57	64.03	38.97
NYSE Amex Composite	100.00	110.96	140.03	108.33	113.47	134.74
Russell 2000	100.00	109.92	123.49	105.60	95.52	108.27
New Alternative Energy Peer Group	100.00	84.85	101.48	84.53	62.74	59.87
Old Peer Group	100.00	66.20	44.50	25.46	14.20	9.78
New Fertilizer Peer Group	100.00	101.77	251.45	272.53	253.23	347.09

ITEM 6.	SELECTED FINANCIAL DATA
The following tables include selected summary financial data for each of our last five fiscal years. The data below should be read in conjunction with “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II, Item 8. Financial Statements and Supplementary Data.”

	Fiscal Years Ended September 30,
	2010	2009	2008	2007	2006
	(in thousands, except per share data)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA
Revenues	$130,624	$186,687	$217,293	$134,923	$45,387
Cost of Sales	$105,411	$125,891	$160,742	$119,170	$44,947
Gross Profit	$25,213	$60,796	$56,551	$15,753	$440
Research and Development Expense	$19,641	$21,381	$64,477	$43,127	$12,054
Loss from Continuing Operations	$(42,271)	$(93)	$(59,425)	$(97,038)	$(40,838)
Income from Discontinued Operations	$9	$72	$91	$3,150	$1,265
Net Loss	$(42,262)	$(21)	$(59,334)	$(93,888)	$(39,573)
Net Loss Attributable to Noncontrolling Interests	$94	$—	$—	$—	$—
Dividends	$—	$—	$—	$—	$(75)
Net Loss Attributable to Rentech	$(42,168)	$(21)	$(59,334)	$(93,888)	$(39,648)

Net Income (Loss) per Common Share Attributable to Rentech:
Basic:
Continuing Operations (1)	$(0.20)	$0.00	$(0.36)	$(0.64)	$(0.32)
Discontinued Operations	0.00	0.00	0.00	0.02	0.01

Net Loss	$(0.20)	$0.00	$(0.36)	$(0.62)	$(0.31)

Diluted:
Continuing Operations (1)	$(0.20)	$0.00	$(0.36)	$(0.64)	$(0.32)
Discontinued Operations	0.00	0.00	0.00	0.02	0.01

Net Loss	$(0.20)	$0.00	$(0.36)	$(0.62)	$(0.31)

Weighted-average shares used to compute net income (loss) per common share:
Basic and diluted	216,069	174,445	165,480	151,356	127,174

CONSOLIDATED BALANCE SHEET DATA
Working Capital	$22,656	$12,032	$21,484	$37,960	$65,316
Construction in Progress	$41,098	$28,037	$19,960	$4,293	$3,917
Total Assets	$200,515	$200,600	$203,863	$157,064	$148,408
Total Long-Term Liabilities	$98,520	$46,759	$95,819	$39,713	$29,565
Total Rentech Stockholders’ Equity	$37,920	$68,236	$15,002	$67,250	$103,294

(1)	Includes dividends.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
OVERVIEW OF OUR FINANCIAL CONDITION, LIQUIDITY, AND RESULTS OF OPERATIONS
At September 30, 2010, we had working capital of $22,656,000. Historically, we have relied upon sales of our equity securities, borrowings and cash flows from our nitrogen fertilizer manufacturing business for working capital. We have a history of significant net losses.
Our primary needs for working capital in fiscal year 2011 include REMC-related costs to operate, pay debt service, and make capital investments in the East Dubuque Plant, as well as non-REMC costs to complete FEED for the Rialto Project, continue development of the Natchez Project and other projects, operate the PDU, continue research and development of Rentech’s technologies, construct the ClearFuels Gasifier at the PDU, and fund administrative needs. Based on current market conditions, we expect that REMC’s activities can be funded from cash on hand and REMC’s forecasted operating cash flows at least through fiscal year 2011. We also expect to fund Rentech’s budgeted non-REMC activities during the next twelve months from cash on hand. We expect to need additional capital in the event we decide to pursue unbudgeted activities, such as continuing the development of the Rialto Project beyond the FEED phase, funding the development of certain new technologies, or pursuing other projects beyond the early development stages that they are in. Such additional capital could be raised from external financing sources, including from offerings of equity or debt securities, or from restructuring REMC’s existing financing. In the event that such capital is not available, we would not be able to continue some or all of our non-REMC activities. Capital markets experienced extreme uncertainty in recent years, and access to those markets has been difficult. Our failure to raise additional capital when needed would have a material adverse effect on our business, financial condition, results of operations and liquidity.
For further information concerning our potential financing needs and related risks, see “Part I, Item 1. Business,” and “Part I, Item 1A. Risk Factors”. See Note 22 in the Notes to the Consolidated Financial Statements for information concerning a Second Amendment to Credit Agreement, Waiver and Collateral Agent Consent.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates and assumptions relate to: revenue recognition, inventories, the valuation of financial assets, long-lived assets and intangible assets, stock based compensation and the realization of deferred income taxes. Actual amounts could differ significantly from these estimates.
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

Natural gas, though not purchased for the purpose of resale, occasionally is sold under certain circumstances. Natural gas is sold when contracted quantities received are in excess of production requirements and storage capacities, in which case the sales price is recorded in product sales and the related cost is recorded in cost of sales. Natural gas is also sold with a simultaneous gas purchase in order to receive a benefit that reduces raw material cost, in which case the net of the sale price and the related cost of sales are recorded within cost of sales.
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
Valuation of Financial Assets, Long-Lived Assets and Intangible Assets. We assess the realizable value of financial assets, long-lived assets and intangible assets for potential impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In assessing the recoverability of our assets, we make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. As applicable, we make assumptions regarding the useful lives of the assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets.
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
Deferred Income Taxes. We have provided a full valuation allowance related to our substantial deferred tax assets. In the future, if sufficient evidence of our ability to generate sufficient future taxable income in certain tax jurisdictions becomes apparent, we may be required to reduce this valuation allowance, resulting in income tax benefits in our consolidated statement of operations. We evaluate our ability to utilize the deferred tax assets quarterly and assess the need for the valuation allowance.
Business Segments
The Company operates in two business segments as follows: (i) nitrogen products manufacturing and (ii) alternative energy. In nitrogen products manufacturing, the Company manufactures a variety of nitrogen fertilizer and industrial products. In alternative energy, the Company develops projects and markets licenses that would use processes for conversion of low-value, carbon-bearing solids or gases into valuable hydrocarbons and electric power. The alternative energy business segment also includes the consolidation of ClearFuels, a variable interest entity.

FISCAL YEAR 2010 COMPARED TO FISCAL YEAR 2009
Continuing Operations:
Revenues

	For the Years Ended
	September 30,
	2010	2009
	(in thousands)
Revenues:
Product shipments	$128,091	$184,071
Natural gas sales of excess inventory	2,004	2,378

Total nitrogen products manufacturing	$130,095	$186,449
Alternative energy	529	238

Total revenues	$130,624	$186,687

	For the Year Ended		For the Year Ended
	September 30, 2010		September 30, 2009
	Tons	Revenue	Tons	Revenue
	(in thousands)		(in thousands)
Product Shipments:
Ammonia	153	$57,318	126	$91,413
Urea Ammonium Nitrate	294	52,341	267	71,185
Urea (liquid and granular)	32	12,562	36	15,876
Carbon Dioxide	107	2,780	95	2,571
Nitric Acid	11	3,090	9	3,026

Total	597	$128,091	533	$184,071

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
The decrease in revenues for the year ended September 30, 2010 compared to the year ended September 30, 2009 primarily was due to decreased sales prices for all products which was partially offset by an increase in urea ammonium nitrate sales volume.
The average sales price per ton in the current fiscal year as compared with the prior fiscal year decreased by 49% and 33% for anhydrous ammonia and urea ammonium nitrate solutions, respectively. These two products comprised approximately 86% and 88% of the product sales for each of the years ended September 30, 2010 and 2009, respectively. Average sales prices per ton decreased because the prices for a majority of the earlier period’s shipments had been determined in pre-sale contracts that were signed when fertilizer prices were at peak levels in 2008. Management believes that the significant decline in prices for nitrogen fertilizer that occurred between calendar 2008 and the end of calendar 2009 were due to, among other things, a substantial drop in corn prices and the price of natural gas, a key input, and weak economic conditions.
Alternative Energy. This segment generates revenues for technical services and licensing activities related to Rentech’s technologies, and previously generated revenues from rental income for leasing part of a building we owned. This rental income was included in our alternative energy segment because the rental income was generated from a building, which was sold in April 2010, used in the past by some of our research and development employees. The revenue earned in this segment during fiscal 2010 was technical service revenue. The revenue earned during fiscal 2009 included both technical service revenue of $145,000 and rental revenue of $93,000.

Cost of Sales

	For the Years Ended
	September 30,
	2010	2009
	(in thousands)
Cost of sales:
Product shipments	$98,448	$99,117
Turnaround expenses	3,955	—
Natural gas sales of excess inventory	2,259	3,996
Natural gas sales with simultaneous purchase	57	22,775

Total nitrogen products manufacturing	104,719	125,888
Alternative energy	692	3

Total cost of sales	$105,411	$125,891

Nitrogen Products Manufacturing. Natural gas and labor and benefit costs comprised approximately 55% and 12%, respectively, of cost of sales on product shipments for the year ended September 30, 2010. Natural gas and labor and benefit costs comprised approximately 61% and 13%, respectively, of cost of sales on product shipments for the year ended September 30, 2009.
Turnaround expenses represent the cost of shutting down the plant for scheduled maintenance, which is done approximately every two years. A plant turnaround occurred in October 2009. As a result, during the year ended September 30, 2010, the Company incurred turnaround expenses of $3,955,000. There was no plant turnaround during the year ended September 30, 2009.
Natural gas, though not purchased for the purpose of resale, is occasionally sold under certain circumstances. Natural gas is sold when contracted quantities received are in excess of production requirements and storage capacities, in which case the sales proceeds are recorded as revenue and the related cost is recorded as a cost of sales. Natural gas may also be sold to a third party with a simultaneous purchase of gas by the Company of the same quantity at a lower price to benefit from location differentials and realize a reduction of raw material cost. In this case, no revenue is recorded for the sale of gas, and the difference between the cost of the gas that was sold and the cost of gas that was simultaneously purchased is recorded directly to cost of sales.
Depreciation expense included in cost of sales from our nitrogen products manufacturing segment was $10,104,000 and $8,280,000 for the years ended September 30, 2010 and 2009, respectively.
Alternative Energy. The cost of sales for our alternative energy segment during the year ended September 30, 2010 and 2009 was for costs incurred for work performed under technical services contracts.
Gross Profit

	For the Years Ended September 30,
	2010	2009
	(in thousands)
Gross profit (loss):
Product shipments	$29,643	$84,954
Turnaround expenses	(3,955)	—
Natural gas sales of excess inventory	(255)	(1,618)
Natural gas sales with simultaneous purchase	(57)	(22,775)

Total nitrogen products manufacturing	25,376	60,561
Alternative energy	(163)	235

Total gross profit	$25,213	$60,796

Nitrogen Products Manufacturing. The segment had a gross profit margin on product shipments of 23% for the year ended September 30, 2010 as compared to a gross profit margin on product shipments of 46% for the year ended September 30, 2009 primarily due to lower sales prices which was partially offset by lower gas prices.
Operating Expenses

	For the Years Ended
	September 30,
	2010	2009
	(in thousands)
Operating expenses:
Selling, general and administrative	$28,410	$24,061
Depreciation and amortization	1,947	1,478
Research and development	19,641	21,381
Other project costs	1,095	—
Loss on impairment	95	—
Loss on disposal of property, plant and equipment	191	17

Total operating expenses	$51,379	$46,937

Selling, General and Administrative Expenses. During the year ended September 30, 2010 as compared to the year ended September 30, 2009, selling, general and administrative expenses increased by $4,349,000 or 18%. Stock-based compensation increased by $1,945,000 as a result of additional grants during fiscal 2010. Consulting expenses increased by $747,000 primarily due to an equity grant to a consultant and increases in consulting expenses related to renewable energy projects. Salaries and benefits increased by $456,000 as a result of an accrual for severance payments owed to a former officer of the Company, the acquisition of SilvaGas and the retention of its key employees, annual salary increases and an increase in headcount.
Depreciation and Amortization. A portion of depreciation and amortization expense is associated with assets supporting general and administrative functions and is recorded in operating expense. The majority of depreciation and amortization expense originates at our nitrogen products manufacturing segment and, as a manufacturing cost, is distributed between cost of sales and finished goods inventory, based on product volumes. The amount of depreciation expense within operating expenses increased by $469,000 for the year ended September 30, 2010 which was primarily attributable to amortization of intellectual property acquired in the purchase of SilvaGas’ biomass gasification technology.
Research and Development. We incur research and development expenses in our testing laboratory in Commerce City, Colorado, where we actively conduct work to further improve our technology and to perform services for our customers. These expenses are included in our alternative energy segment. Research and development expenses decreased by $1,740,000 during the year ended September 30, 2010 compared to the year ended September 30, 2009 primarily due to a decrease of $2,622,000 in the accrual for taxes related to the construction of the PDU which was partially offset by an additional $394,000 due to the consolidation of ClearFuels.
Other Project Costs. The Company had secured and was evaluating various sites for its Rialto Project. It was determined that one of the sites, which the Company had an option to acquire, was no longer needed for the development of the project. Therefore, at the end of fiscal 2010, the Company gave notice to terminate the option resulting in the write-off of the previously capitalized option payments of $1,095,000.
Loss on Impairment. The Company had recorded in construction in progress the cost of a feasibility study which it determined in fiscal year 2010 would never be used. Therefore, the cost was written off.
Operating Income (Loss)

	For the Years Ended
	September 30,
	2010	2009
	(in thousands)
Operating income (loss):
Product shipments	$26,070	$81,354
Turnaround expenses	(3,955)	—
Natural gas sales of excess inventory	(255)	(1,618)
Natural gas sales with simultaneous purchase	(57)	(22,775)

Total nitrogen products manufacturing	21,803	56,961
Alternative energy	(47,969)	(43,102)

Total operating income (loss)	$(26,166)	$13,859

Nitrogen Products Manufacturing. The reduction in income from operations for product shipments for the year ended September 30, 2010 as compared to the prior year was primarily due to lower sales prices, partially offset by increased sales volume of urea ammonium nitrate and lower natural gas prices.
Alternative Energy. Loss from operations primarily consists of operating expenses, such as selling, general and administrative; depreciation and amortization; and research and development.

Other Income (Expense), Net

	For the Years Ended
	September 30,
	2010	2009
	(in thousands)
Other income (expense), net:
Interest and dividend income	$212	$561
Interest expense	(14,235)	(14,099)
Loss on debt extinguishment	(2,268)	—
Realized loss, net on sale of investments	(1,231)	—
Gain on equity method investment	1,909	—
Other income (expense), net	63	(269)

Total other income (expense), net	$(15,550)	$(13,807)

The increase in other expense for the year ended September 30, 2010 as compared to the year ended September 30, 2009 is primarily due to the loss on debt extinguishment related to paying off the Company’s 2008 Credit Agreement and the net realized loss on the sale of available for sale securities which was partially offset by the gain on equity method investment.
FISCAL YEAR 2009 COMPARED TO FISCAL YEAR 2008
Continuing Operations:
Revenues

	For the Years Ended
	September 30,
	2009	2008
	(in thousands)
Revenues:
Product shipments	$184,071	$212,937
Natural gas sales of excess inventory	2,378	3,678

Total nitrogen products manufacturing	$186,449	$216,615
Alternative energy	238	678

Total revenues	$186,687	$217,293

	For the Year Ended		For the Year Ended
	September 30, 2009		September 30, 2008
	Tons	Revenue	Tons	Revenue
	(in thousands)		(in thousands)
Product Shipments:
Ammonia	126	$91,413	173	$93,198
Urea Ammonium Nitrate	267	71,185	313	96,370
Urea (liquid and granular)	36	15,876	34	16,310
Carbon Dioxide	95	2,571	109	2,860
Nitric Acid	9	3,026	14	4,199

Total	533	$184,071	643	$212,937

Nitrogen products manufacturing. The decrease in sales for the year ended September 30, 2009 compared to the year ended September 30, 2008 was primarily due to decreased sales volume. Sales volume decreased primarily due to reduced shipments in the first and fourth quarters of fiscal year 2009. During the first quarter of 2009, there was a reduction in fall fertilizer application due to rain-delayed planting and harvesting cycles and due to an early onset of winter weather. During the fourth quarter of 2009, fertilizer shipments decreased due to the general downturn in the economy.
The average sales price per ton for fiscal year 2009 as compared with fiscal year 2008 increased by 35% for anhydrous ammonia and decreased by 13% for urea ammonium nitrate solutions. These two products comprised approximately 88% and 89% of the product sales for each of the years ended September 30, 2009 and 2008, respectively. The average ammonia sales price increased due to selling most of our spring 2009 ammonia shipments on product prepayment contracts, most of which were entered into when fertilizer prices were at their peak. However, we entered into about half of our spring 2009 product prepayment contracts for urea ammonium nitrate solutions after fertilizer prices started to decline, causing the average sales prices to decrease.

Alternative Energy. The revenue earned during fiscal 2009 was technical service revenue of $145,000 from progress billings for work performed under contracts and rental revenue of $93,000. The revenue earned during fiscal 2008 was technical service revenue of $547,000 from progress billings for work performed under contracts and rental income of $131,000.
Cost of Sales

	For the Years Ended
	September 30,
	2009	2008
	(in thousands)
Cost of sales:
Product shipments	$99,117	$153,862
Natural gas sales of excess inventory	3,996	3,731
Natural gas sales with simultaneous purchase	22,775	3,040

Total nitrogen products manufacturing	125,888	160,633
Alternative energy	3	109

Total cost of sales	$125,891	$160,742

Nitrogen Products Manufacturing. The cost of sales for product shipments for the year ended September 30, 2009 declined from the year ended September 30, 2008 primarily due to lower sales volume. Natural gas and labor and benefit costs comprised approximately 61% and 13%, respectively, of cost of sales on product shipments for the year ended September 30, 2009. Natural gas and labor and benefit costs comprised approximately 62% and 8%, respectively, of cost of sales on product shipments for the year ended September 30, 2008.
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

Nitrogen Products Manufacturing. The segment had a gross profit on product shipments of 46% for the year ended September 30, 2009 as compared to a gross profit margin on product shipments of 28% for the year ended September 30, 2008 driven by higher ammonia sales prices.
Alternative Energy. The decrease in gross profit for alternative energy was primarily due to the decrease in technical service revenue between fiscal year 2009 and fiscal year 2008.

Operating Expenses

	For the Years Ended
	September 30,
	2009	2008
	(in thousands)
Operating expenses:
Selling, general and administrative	$24,061	$33,352
Depreciation and amortization	1,478	1,184
Research and development	21,381	64,477
Loss on impairment	—	9,482
Loss on disposal of property, plant and equipment	17	5
Recovery of payment to vendor	—	(1,473)

Total operating expenses	$46,937	$107,027

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

Operating Income (Loss)

	For the Years Ended
	September 30,
	2009	2008
	(in thousands)
Operating income (loss):
Product shipments	$81,354	$55,829
Natural gas sales of excess inventory	(1,618)	(53)
Natural gas sales with simultaneous purchase	(22,775)	(3,040)

Total nitrogen products manufacturing	56,961	52,736
Alternative energy	(43,102)	(103,212)

Total operating income (loss)	$13,859	$(50,476)

Nitrogen Products Manufacturing. The increased income from operations for the year ended September 30, 2009 as compared to the year ended September 30, 2008 was primarily due to higher ammonia sales prices.
Alternative Energy. The decrease in the loss from operations for alternative energy of $60,110,000 for the year ended September 30, 2009, was primarily due to the completion of the PDU construction during the year ended September 30, 2008 and no loss on impairment or costs incurred for the REMC conversion.
Other Income (Expense), Net

	For the Years Ended
	September 30,
	2009	2008
	(in thousands)
Other income (expense), net:
Interest and dividend income	$561	$1,849
Interest expense	(14,099)	(7,894)
Loss on investments	—	(3,011)
Other income (expense), net	(269)	120

Total other income (expense), net	$(13,807)	$(8,936)

Interest Income. The decrease in interest income for the year ended September 30, 2009 as compared to the year ended September 30, 2008 was primarily due to marked decreases in interest rates, partially offset by an overall increase in the amount of funds invested in interest-bearing cash accounts by the nitrogen products manufacturing segment. Interest income from our holdings of available for sale securities decreased during the year ended September 30, 2009 compared to the year ended September 30, 2008 due to lower balances along with the impact of lower interest rates on all balances maintained.
Interest Expense. Interest expense increased by $6,205,000 during the year ended September 30, 2009 as compared to the year ended September 30, 2008. This increase was primarily due to interest payments under the Credit Agreement which we entered into during the third quarter of fiscal 2008 and amortization of discount on our 4.00% Convertible Senior Notes. Interest capitalized to construction in progress increased by $1,253,000 during the year ended September 30, 2009 as compared to the year ended September 30, 2008 primarily due to the Company’s purchase of the site for the Natchez Project in June 2008.
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
ANALYSIS OF CASH FLOWS
The following table summarizes our Consolidated Statements of Cash Flows:

	For the Years Ended
	September 30,
	2010	2009
	(in thousands)
Net Cash Provided by (Used in):
Operating activities	$(9,576)	$4,370
Investing activities	(24,624)	(20,313)
Financing activities	19,229	21,338

Net Increase (Decrease) in Cash	$(14,971)	$5,395

Cash Flows From Operating Activities
Net Loss. The Company had a net loss of $42,262,000 during fiscal 2010, as compared to $21,000 during fiscal 2009. The cash flows provided by (used in) operations during these periods resulted from the following operating activities:
Write-off of Deferred Lease Costs. During 2010, the Company gave notice to terminate the option on a site considered for its Rialto Project resulting in the write-off of the previously capitalized option payments in the amount of $1,095,000.
Non-Cash Interest Expense. Total non-cash interest expense recognized during the fiscal year ended September 30, 2010 was $7,605,000, compared to $6,944,000 during the fiscal year ended September 30, 2009. The non-cash interest expense recognized was due to the amortization of bond issue costs of our convertible notes and amortization of debt issuance costs on borrowings under the term loan.
Loss on Debt Extinguishment. During 2010, the Company refinanced its 2008 Credit Agreement (as defined below) resulting in a loss of $2,268,000.
Property Insurance Claim Receivable. During fiscal 2009, we recorded a property insurance recovery receivable for insured property losses related to a weather-related shutdown of REMC in January 2009. During fiscal 2010, the Company collected the outstanding balance of $1,795,000.
Inventories. Inventories decreased during the year ended September 30, 2010 by $4,684,000 as compared to a decrease during the year ended September 30, 2009 of $5,278,000. Inventories decreased during the year ended September 30, 2010 due to a combination of inventory levels having been high leading into the current fiscal year due to seasonal build-up of inventory prior to the fall ammonia application season and reduction of inventories due to higher than normal sales volumes during the summer of this year. This was partially offset by higher costs of natural gas, our primary raw material, associated with product held in inventory.
Deposits on Gas Contracts. Deposits on gas contracts increased by $1,629,000 during the year ended September 30, 2010 compared to a decrease of $17,644,000 during the prior year. The large decrease in the prior year was caused by an unusually large amount of deposits required as of September 30, 2008 due to a significant drop in natural gas prices after executing the commitments, causing the gas suppliers to require deposits to reduce their credit risk.
Deferred Revenue. We record deferred revenue for product pre-sale contracts to the extent we receive cash payments for those contracts. Deferred revenue decreased $3,730,000 during the year ended September 30, 2010, versus a decrease of $44,605,000 during the year ended September 30, 2009. The decrease was larger in the year-ago period due to both higher prepaid sales prices and a higher volume of tons presold.
Cash Flows From Investing Activities
Proceeds from Sale of Available for Sale Securities. During the year ended September 30, 2010, the Company sold, through a tender offer and various sales, its entire holdings of available for sale securities for approximately $4,769,000, which resulted in a net realized loss on sale of investments of approximately $1,231,000. For the year ended September 30, 2009, there were no such sales.
Purchase of Property, Plant, Equipment and Construction in Progress. The increase in net additions of $8,743,000 for the year ended September 30, 2010 compared to the year ended September 30, 2009 was primarily due to the capitalization of development activities at the Rialto Project.
Cash Flows From Financing Activities
Proceeds from and Retirement of Term Loan. During the year ended September 30, 2010, the Company replaced the 2008 Credit Agreement, which had an outstanding balance of $37,112,000 and issuance costs of $928,000, with the 2010 Credit Agreement which had an initial balance of $62.5 million. The 2010 Credit Agreement was amended on July 21, 2010 resulting in the increase of the principal balance to $67,500,000. The 2010 Credit Agreement, as amended in fiscal 2010, had an aggregate original issue discount amount of $3,075,000.
Debt Issuance Costs. During the year ended September 30, 2010, the Company incurred approximately $4,061,000 of costs related to the 2010 Credit Agreement.

Payments on Line of Credit on Available for Sale Securities. During the year ended September 30, 2010, we paid off the line of credit of $4,532,000 with the net proceeds from the various sales of available for sale securities. For the year ended September 30, 2009, the balance of the line of credit was reduced by $226,000 as a result of interest earned on the securities that was applied to the outstanding balance of the loan.
LIQUIDITY AND CAPITAL RESOURCES
Sources of Liquidity
At September 30, 2010, our current assets totaled $79,298,000, including cash and cash equivalents of $54,146,000, of which $34,934,000 was held at REMC and subject to the restrictions imposed by the 2010 Credit Agreement, as amended, and accounts receivable of $9,586,000. Our current liabilities were $56,642,000. We had long-term liabilities of $98,520,000, most of which related to our long-term convertible senior notes and debt under our 2010 Credit Agreement, as amended. REMC’s income from continuing operations for the years ended September 30, 2010 and 2009 was $10,464,000 and $49,264,000, respectively. The Company’s loss from continuing operations for the years ended September 30, 2010 and 2009 was $42,271,000 and $93,000, respectively.
During fiscal year 2010, we funded our operations primarily from cash flow from REMC’s operations, the proceeds from the 2010 Credit Agreement as amended by the First Amendment (as defined below) and the issuance of our common stock. On November 24, 2010 REMC further amended the 2010 Credit Agreement, and entered into a Second Amendment and a Second Incremental Loan Agreement. Pursuant to the terms of the Second Incremental Loan Agreement, REMC borrowed an additional $52 million incremental term loan, the net proceeds of which were distributed to the Company for general corporate purposes. After giving effect to the Second Incremental Loan and a $20 million prepayment of our term loan made in connection therewith, the total principal amount of outstanding term loans to REMC under the 2010 Credit Agreement, as amended, was approximately $95.3 million. The 2010 Credit Agreement, as amended, generally prohibits distributions of cash from REMC to Rentech until the loan balance is reduced to $65 million and certain leverage tests are met, but the Second Amendment permits a $5 million dividend from REMC to the Company in fiscal year 2011 before the loan balance is reduced to $65 million, subject to compliance with covenants and conditions related to REMC’s financial performance and outlook at the time of the requested dividend. The occurrence of this special dividend would also trigger a required $5 million prepayment of the outstanding loan balance.
In February 2010, we entered into an Equity Distribution Agreement (as amended, the “Equity Distribution Agreement”), which permits the Company to sell up to approximately $43.7 million of remaining aggregate gross sales price of common stock until February 2, 2011. Sales of shares may be made by means of ordinary brokers’ transactions on the NYSE Amex at market prices or as otherwise agreed by our sales agent and us. The sales agent will receive a commission of 1.5% based on the gross sales price per share. On a daily basis, we may sell a number of shares of our common stock up to twenty-five percent of the average daily trading volume of our common stock for the thirty trading days preceding the date of the sale. The net proceeds from any sales under the Equity Distribution Agreement are expected to be used for general corporate purposes. For the period from March 1, 2010 through September 30, 2010, we sold a total of approximately 6.2 million shares of common stock which resulted in aggregate net proceeds of approximately $6.2 million after sales commissions of approximately $0.1 million. In addition to liquidity available from the Equity Distribution Agreement, depending on capital market conditions, other sources of liquidity for corporate activities during fiscal year 2011 could include the issuance of equity or equity-linked securities, project debt and project equity, and various forms of financing from REMC.
As of September 30, 2010, approximately $94.3 million aggregate offering price of securities was available to be sold under our shelf registration statement (including up to $43.7 million of common stock that may be sold under the Equity Distribution Agreement). This report shall not constitute an offer to sell or the solicitation of an offer to buy, nor shall there be any sale of securities in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such jurisdiction. Any such offering will be made solely by prospectus.
We may also consider sales of non-core assets as a source of non-dilutive capital to fund the Company’s non-REMC activities. We recently considered inquiries regarding the sale of a portion or all of our interest in REMC. We may in the future decide to pursue such a sale, but we currently believe that the operating expertise, cash flow and financing proceeds that are expected to be generated by REMC are more valuable to us than the likely proceeds of a sale transaction.

Capital markets have experienced periods of extreme uncertainty over the past two years, and access to those markets has been difficult. Our failure to raise additional capital would have a material adverse effect on our business, financial condition and results of operations and liquidity.
Liquidity Requirements
Short-Term Liquidity Requirements. We generally consider our short-term liquidity requirements to consist of those items that are expected to be incurred within the next 12 months. The budgeted non-REMC liquidity needs that we expect to incur in the next twelve months include costs to fund completion of FEED for the Rialto Project, to continue development of the Natchez Project and other projects, operation of the PDU, continued research and development of Rentech’s technologies, construction of the ClearFuels Gasifier at the PDU, and general working capital and administrative needs. We do not expect to require additional capital for these budgeted activities during the next twelve months. We do expect to require additional capital if we elect to pursue additional activities beyond our current budget, such as continuing the development of the Rialto Project beyond the FEED phase, funding the development of certain new technologies, or pursuing other projects beyond the early development stages that they are in. Pre-FEED development activities for our projects require relatively low levels of spending. In the event that capital to move beyond the budgeted activities were not available, we would not be able to advance these projects beyond FEED (in the case of Rialto) or into the feasibility or FEED stages (in the case of other projects). In the event that we decide to pursue unbudgeted activities, and we need additional capital, depending on the availability of such capital, we expect to obtain it through various combinations of project debt and equity, corporate equity, asset sales, equity from strategic partners and suppliers, and various forms of government support.
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
All outstanding loans under the 2010 Credit Agreement, as amended, are subject to annual amortization and require cash payments of interest. This amortization provision requires us to make payments of 1.875% of the principal amount in each quarter of calendar year 2010 that such term loan was outstanding, 7.5% of the principal amount in calendar year 2011, 15.0% of the entire principal amount in calendar years 2012 and 2013, and the remainder payable in the last six months prior to maturity. The 2010 Credit Agreement, as amended, also requires that a certain percentage of excess cash flow from REMC, as defined in the 2010 Credit Agreement, be applied to repay the term loans and any incremental term loans under the 2010 Credit Agreement, as amended. The percentage of REMC’s excess cash flow required to be applied as a prepayment will depend on REMC’s leverage ratio as of the relevant calculation date and the aggregate outstanding principal amount of loans under the 2010 Credit Agreement, as amended, on such date. See Note 22 in the Notes to the Consolidated Financial Statements.
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
The outstanding loans under the 2010 Credit Agreement, as amended, mature on July 29, 2014. However, the 2010 Credit Agreement, as amended, requires us to meet the following financial covenants (and failure to meet such covenants could result in acceleration of the outstanding loans):
•
REMC and its subsidiaries cannot spend more than a specified maximum amount of capital expenditures in each fiscal year. From October 1, 2010 through September 30, 2012, the aggregate limit on capital expenditures is $33 million, and such limit varies each succeeding fiscal year. For the nine months ended September 30, 2010, REMC incurred $5.6 million of capital expenditures against a limit of $6 million. If REMC and its subsidiaries do not expend the maximum amount of capital expenditures permitted for any period, then the unused amount from that period may be carried forward to the subsequent period;

•
REMC and its subsidiaries must maintain a minimum interest coverage ratio for any period of four consecutive fiscal quarters. For fiscal year 2011, the minimum interest coverage ratio requirement ranges from 3.10:1.00 to 4.10:1.00 for the applicable measurement periods. At September 30, 2010, our actual interest coverage ratio was 4.26:1.00;

•
REMC and its subsidiaries cannot exceed a maximum leverage ratio as of the last day of any period of four consecutive fiscal quarters. The maximum leverage ratio is calculated by dividing the outstanding principal amount of the loans under the 2010 Credit Agreement, as amended, by EBITDA, as defined in the 2010 Credit Agreement, as amended. For fiscal year 2011, the maximum leverage ratio requirement ranges from 2.50:1.00 to 1.80:1.00 for the applicable measurement periods. At September 30, 2010, our actual leverage ratio was 1.95:1.00; and

•	REMC must maintain at least $7.5 million of unrestricted cash and permitted investments. At September 30, 2010, REMC had $34.9 million of unrestricted cash and permitted investments.
CONTRACTUAL OBLIGATIONS
The following table lists our significant contractual obligations and their future payments at September 30, 2010:

		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(in thousands)
Continuing Operations
Term loan debt (1)	$63,291	$14,268	$46,766	$2,257	$—
Long-term convertible debt (2)	57,500	—	57,500	—	—
Interest payments on debt	18,783	9,222	9,487	74	—
Natural gas (3)	15,294	15,294	—	—	—
Purchase obligations (4)	19,759	19,759	—	—	—
Asbestos removal (5)	268	—	—	—	268
Operating leases	4,678	1,108	1,964	1,606	—
Gas and electric fixed charges (6)	497	371	105	21	—
Capital lease	322	322	—	—	—

Total	$180,392	$60,344	$115,822	$3,958	$268

(1)
The amount presented represents outstanding borrowings under the 2010 Credit Agreement as amended by the First Amendment. Borrowings under the 2010 Credit Agreement bear interest at a variable rate based upon either LIBOR or the lender’s alternative base rate, plus in each case an applicable margin. Subsequent to September 30, 2010, the Company and REMC entered into the Second Amendment and Waiver and the Second Incremental Loan Agreement which resulted in REMC borrowing an additional $52 million and concurrently making a prepayment of $20 million (see Note 22 in the Notes to the Consolidated Financial Statements).

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

(3)
As of September 30, 2010 we had entered into multiple natural gas supply contracts for various delivery dates through March 31, 2011. Subsequent to September 30, 2010, we entered into additional contracts of approximately $3.0 million with delivery dates through December 31, 2010.

(4)
The amount presented represents certain open purchase orders with our vendors. Not all of our open purchase orders are purchase obligations, since some of the orders are not enforceable or legally binding on us until the goods are received or the services are provided.

(5)
We have a legal obligation to handle and dispose of asbestos at our East Dubuque Plant and Natchez Project in a special manner when undergoing major or minor renovations or when buildings at these locations are demolished, even though the timing and method of settlement are conditional on future events that may or may not be in our control. As a result, we have developed an estimate for a conditional obligation for this disposal. In addition, we, through our normal repair and maintenance program, may encounter situations in which we are required to remove asbestos in order to complete other work. We applied the expected present value technique to calculate the fair value of the asset retirement obligation for each property and, accordingly, the asset and related obligation for each property have been recorded. Since we own both properties and currently have no plans to dispose of the properties, the obligation is considered long-term and, therefore, considered to be incurred more than five years after September 30, 2010.

(6)
As part of the gas transportation and electric supply contracts that we have entered into, we must also pay monthly fixed charges over the term of the contracts. Subsequent to September 30, 2010, we entered into a new five-year gas transportation contract which would require us to pay $2.4 million in fixed charges over the term of the contract.

In May 2007, we entered into an Equity Option Agreement with Peabody Venture Fund, LLC (“PVF”). Under the Equity Option Agreement, PVF agreed to fund the lesser of $10.0 million or 20% of the development costs for our proposed coal-to-liquids conversion project at the East Dubuque Plant incurred during the period between November 1, 2006 and the closing date of the financing for the project. In consideration for PVF’s payment of development costs, we granted PVF an option to purchase up to 20% of the equity interest in the project for a purchase price equal to 20% of the equity contributions made to the project at the closing of the project financing, less the amount of development costs paid by PVF as of such time. Through September 30, 2007, the net proceeds from PVF under this agreement were $8,799,000 which was recorded as an advance for equity investment on the Consolidated Balance Sheets. In the first fiscal quarter of 2008, a partial reimbursement to PVF of $907,000 occurred bringing the net total received to $7,892,000. Though our Board of Directors decided to suspend development of the conversion of the East Dubuque Plant, neither we nor PVF have terminated the Equity Option Agreement as of September 30, 2010, and as such, the liability for the advance for equity investment remains.
On June 23, 2009, we entered into a Merger Agreement pursuant to which we acquired SilvaGas. SilvaGas stockholders may be entitled to receive shares of our common stock as earn-out consideration. Potential earn-out consideration will be calculated based on the degree to which the biomass gasification unit implementing SilvaGas technology at our Rialto Project, or an alternative project to be designated by us, achieves certain performance criteria no later than March 29, 2022. Depending on the performance of the gasifier, subject to certain limitations, such additional earn-out consideration may vary from zero to the sum of (i) 6,250,000 shares of our common stock and (ii) that number of shares equal in value to $5,500,000 at the time of any such payment (provided that such number may not exceed 11,000,000 shares). In the event the SilvaGas biomass gasification unit fails to achieve the performance criteria, SilvaGas stockholders may be entitled to receive shares of our common stock with a value equal to a portion of the licensing fees and other royalties we receive from licensing the SilvaGas technology. The SilvaGas stockholders will not be entitled to receive such common stock unless the licensing fees and other royalties received by us exceed a certain threshold.
On September 3, 2010, we entered into the Support Agreement with ClearFuels. We acquired a 25% ownership interest in ClearFuels in June 2009 in exchange for a warrant to purchase Rentech common stock (the “Warrant”). The Warrant was partially vested upon closing of the acquisition of ClearFuels equity with additional vesting to occur after the closing, conditional upon ClearFuels’ achievement of certain milestones.
In December 2009, we and ClearFuels announced that we were jointly selected to receive up to $23 million as a grant from the DOE to construct a biomass gasifier utilizing ClearFuels’ technology at the PDU for the production of renewable synthetic fuels from biomass (the “Project”).
Pursuant to the terms of the Support Agreement, we provided the DOE with a certification of our support of the Project, and we assumed operational control and full decision making authority over the Project as of October 1, 2010. We will be responsible for budgeted construction payments for the Project after October 1, 2010 and will receive reimbursement from the DOE for approximately 62% of those payments and of all costs and expenses we have incurred to support the Project. We estimate that third party cash expenses, excluding costs and expenses incurred to operate the PDU in support of the Project, will total approximately $2 million after receipt of all DOE reimbursements. Those costs and expenses not reimbursed by the DOE would be reimbursed by ClearFuels in the event that ClearFuels were to complete a Qualified Financing as described below.

Our obligations with respect to the Project extend until the earlier of (a) the date that ClearFuels closes a financing with proceeds of at least $25,000,000 (a “Qualified Financing”) for construction of the Project and other technology and development efforts or (b) March 31, 2011. If a Qualified Financing occurs prior to March 31, 2011, then we will be repaid for any costs and expenses not already reimbursed by the DOE, receive a fee equal to 15% of all such costs and expenses and receive a warrant to purchase additional ClearFuels equity at an exercise price per share of one-half of the equity price per share in the Qualified Financing. If no Qualified Financing occurs by March 31, 2011, then we will have the opportunity to exercise an option to merge with and acquire substantially all the remaining equity of ClearFuels for no additional consideration. The terms of the Support Agreement also amend the Warrant to extend the vesting milestone for a Qualified Financing until March 31, 2011.
OFF-BALANCE SHEET ARRANGEMENTS
We have no off-balance sheet arrangements.
Recent Accounting Pronouncements From Financial Statement Disclosures
For a discussion of the recent accounting pronouncements relevant to our operations, please refer to “Recent Accounting Pronouncements” provided under Note 2 to the consolidated financial statements included in Part II, Item 8. of this Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk. We are exposed to interest rate risk related to our borrowings under the 2010 Credit Agreement. Borrowings under the 2010 Credit Agreement bear interest at a variable rate based upon either LIBOR with a 2.5% minimum or the lender’s alternative base rate with a 3.5% minimum, plus in each case an applicable margin. At September 30, 2010, LIBOR was approximately 1.36%. As of September 30, 2010, we had outstanding borrowings under the 2010 Credit Agreement of $63.3 million. Based upon the outstanding balances of our variable-interest rate debt at September 30, 2010, and assuming interest rates are above the applicable minimum and increase or decrease by 100 basis points, the potential annual increase or decrease in annual interest expense is approximately $633,000. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes.
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
RENTECH, INC.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Rentech Inc.
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Rentech, Inc. and its subsidiaries at September 30, 2010 and 2009, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules of Condensed Financial Information (Parent Entity Only) and Valuation and Qualifying Accounts for the years ended September 30, 2010 and 2009 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 2 to the financial statements, the Company changed the manner in which it accounts for convertible debt instruments, noncontrolling interests, and business combinations in 2010.
As discussed in Note 4 to the financial statements, the Company changed the manner in which it accounts for recurring fair value measurements of financial instruments in 2009.
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
As described in Management’s Report on Internal Control over Financial Reporting, management excluded ClearFuels Technology Inc. from its assessment of internal control over financial reporting as of September 30, 2010 because it was consolidated as a variable interest entity due to events that occurred during September 2010. We have also excluded ClearFuels Technology Inc. from our audit of internal control over financial reporting. ClearFuels Technology Inc. is a consolidated variable interest entity whose total assets and total revenues represent less than one percent and 0%, respectively, of the related consolidated financial statement amounts as of and for the year ended September 30, 2010.
/s/ PricewaterhouseCoopers LLP
Los Angeles, California
December 14, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Stockholders and Board of Directors
Rentech, Inc. and Subsidiaries
Los Angeles, California
We have audited the accompanying consolidated statements of operations, stockholders’ (deficit) equity and comprehensive loss and cash flows of Rentech Inc. and Subsidiaries (the “Company”) for the year ended September 30, 2008. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended September 30, 2008 in conformity with accounting principles generally accepted in the United States of America.
In addition, in our opinion, the financial statement schedules of Condensed Financial Information (Parent Entity Only) and the Valuation and Qualifying Accounts for the year ended September 30, 2008 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.
In its Form 10-K filed on December 14, 2009, the Company has restated its financial statements for the year ended September 30, 2008 to classify and record its deposit payments made under forward gas contracts as deposits on gas contracts instead of inventory and to adjust its inventory write-down for the effects of the change in balance sheet classification.
The Company retrospectively adjusted its historical consolidated financial statements to reflect the adoption of Accounting Standards Codification Subtopic 470-20, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Settlement) effective as of October 1, 2009.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 14, 2008, except for the effect of the restatement discussed above as to which the date is December 14, 2009, expressed an adverse opinion on the Company’s internal control over financial reporting because of two material weaknesses.
/s/ EHRHARDT KEEFE STEINER & HOTTMAN PC
Denver, Colorado
December 14, 2008, except for the effects of the restatement discussed above, as to which the date is December 14, 2009, and except for the effects of the October 1, 2009 adoption of the new accounting standard requiring retrospective application discussed above, as to which the date is March 10, 2010.

RENTECH, INC.
Consolidated Balance Sheets
(Amounts in thousands, except per share data)

	As of September 30,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$54,146	$69,117
Restricted cash, short-term	100	150
Accounts receivable, net of allowance for doubtful accounts of $100 and $0 at September 30, 2010 and 2009, respectively	9,586	9,757
Inventories	6,966	12,222
Deposits on gas contracts	2,353	724
Prepaid expenses and other current assets	5,699	3,858
Other receivables, net	448	1,809

Total current assets	79,298	97,637

Property, plant and equipment, net	55,299	54,249

Construction in progress	41,098	28,037

Other assets
Other assets and deposits	17,599	14,677
Goodwill	6,660	—
Deferred income taxes	561	—
Available for sale securities, non-current	—	6,000

Total other assets	24,820	20,677

Total assets	$200,515	$200,600

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,425	$5,495
Accrued payroll and benefits	5,786	6,204
Accrued liabilities	13,515	11,801
Capital lease obligation	322	—
Line of credit on available for sale securities	—	4,532
Deferred revenue	14,473	18,203
Accrued interest	2,725	2,930
Deferred income taxes	561	—
Current portion of long-term debt and term loan	12,835	36,440

Total current liabilities	56,642	85,605

Long-term liabilities
Long-term debt, net of current portion	—	907
Term loan, net of current portion	48,040	—
Long-term convertible debt to stockholders	42,163	37,717
Advance for equity investment	7,892	7,892
Other long-term liabilities	425	243

Total long-term liabilities	98,520	46,759

Total liabilities	155,162	132,364

Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock — $10 par value; 1,000 shares authorized; 90 series A convertible preferred shares authorized and issued; no shares outstanding and $0 liquidation preference	—	—
Series C participating cumulative preferred stock — $10 par value; 500 shares authorized; no shares issued and outstanding	—	—
Common stock — $.01 par value; 450,000 and 350,000 shares authorized at September 30, 2010 and 2009, respectively; 221,731 and 212,696 shares issued and outstanding at September 30, 2010 and 2009, respectively	2,217	2,127
Additional paid-in capital	332,696	320,934
Accumulated deficit	(296,993)	(254,825)

Total Rentech stockholders’ equity	37,920	68,236
Noncontrolling interests	7,433	—

Total equity	45,353	68,236

Total liabilities and stockholders’ equity	$200,515	$200,600

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.
Consolidated Statements of Operations
(Amounts in thousands, except per share data)

	For the Years Ended September 30,
	2010	2009	2008
Revenues
Product sales	$130,095	$186,449	$216,615
Service revenues	529	238	678

Total revenues	130,624	186,687	217,293

Cost of sales
Product sales	104,719	125,888	160,633
Service revenues	692	3	109

Total cost of sales	105,411	125,891	160,742

Gross profit	25,213	60,796	56,551

Operating expenses
Selling, general and administrative expense	28,410	24,061	33,352
Depreciation and amortization	1,947	1,478	1,184
Research and development	19,641	21,381	64,477
Other project costs	1,095	—	—
Loss on impairment	95	—	9,482
Loss on disposal of property, plant and equipment	191	17	5
Recovery of payment to vendor	—	—	(1,473)

Total operating expenses	51,379	46,937	107,027

Operating income (loss)	(26,166)	13,859	(50,476)

Other income (expenses), net
Interest and dividend income	212	561	1,849
Interest expense	(14,235)	(14,099)	(7,894)
Loss on debt extinguishment	(2,268)	—	—
Loss on investments	(1,231)	—	(3,011)
Gain on equity method investment	1,909	—	—
Other income (expense), net	63	(269)	120

Total other income (expenses), net	(15,550)	(13,807)	(8,936)

Loss from continuing operations before income taxes and equity in net loss of investee company	(41,716)	52	(59,412)
Income tax expense	11	61	13

Loss from continuing operations before equity in net loss of investee company	(41,727)	(9)	(59,425)
Equity in net loss of investee company	544	84	—

Loss from continuing operations	(42,271)	(93)	(59,425)
Income from discontinued operations	9	72	91

Net loss	(42,262)	(21)	(59,334)
Net loss attributable to noncontrolling interests	94	—	—

Net loss attributable to Rentech	$(42,168)	$(21)	$(59,334)

Net income (loss) per common share attributable to Rentech:
Basic:
Continuing operations	$(0.20)	$0.00	$(0.36)
Discontinued operations	0.00	0.00	0.00

Net loss	$(0.20)	$0.00	$(0.36)

Diluted:
Continuing operations	$(0.20)	$0.00	$(0.36)
Discontinued operations	0.00	0.00	0.00

Net loss	$(0.20)	$0.00	$(0.36)

Weighted-average shares used to compute net income (loss) per common share:
Basic and diluted	216,069	174,445	165,480

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.
Consolidated Statements of Stockholders’ Equity
(Amounts in thousands)

			Additional			Total Rentech		Total
	Common Stock		Paid-in	Notes	Accumulated	Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Receivable	Deficit	Equity	Interests	Equity

Balance, September 30, 2007	163,805	$1,638	$261,082	$—	$(195,470)	$67,250	$—	$67,250
Issuance of common stock	748	7	790	(606)	—	191	—	191
Common stock issued for stock options exercised	235	2	280	—	—	282	—	282
Common stock issued for warrants exercised	1,142	12	1,317	—	—	1,329	—	1,329
Stock-based compensation expense	—	—	5,740	—	—	5,740	—	5,740
Restricted stock units	758	8	(464)	—	—	(456)	—	(456)
Net loss	—	—	—	—	(59,334)	(59,334)	—	(59,334)

Balance, September 30, 2008	166,688	$1,667	$268,745	$(606)	$(254,804)	$15,002	$—	$15,002

Payment of offering costs	—	—	(1,583)	—	—	(1,583)	—	(1,583)
Issuance of common stock	45,606	456	49,190	—	—	49,646	—	49,646
Common stock issued for stock options exercised	95	1	132	—	—	133	—	133
Rescission of previously issued common stock and related notes receivable	(400)	(4)	(604)	606	—	(2)	—	(2)
Warrants granted	—	—	2,255	—	—	2,255	—	2,255
Stock-based compensation expense	—	—	2,955	—	—	2,955	—	2,955
Restricted stock units	707	7	(156)	—	—	(149)	—	(149)
Net loss	—	—	—	—	(21)	(21)	—	(21)

Balance, September 30, 2009	212,696	$2,127	$320,934	$—	$(254,825)	$68,236	$—	$68,236

Payment of offering costs	—	—	(376)	—	—	(376)	—	(376)
Issuance of common stock	6,689	67	6,169	—	—	6,236	—	6,236
Common stock issued for stock options exercised	15	—	16	—	—	16	—	16
Common stock issued for warrants exercised	2,080	20	1,108	—	—	1,128	—	1,128
Stock-based compensation expense	—	—	5,095	—	—	5,095	—	5,095
Restricted stock units	251	3	(250)	—	—	(247)	—	(247)
Noncontrolling interests	—	—	—	—	—	—	7,527	7,527
Net loss	—	—	—	—	(42,168)	(42,168)	(94)	(42,262)

Balance, September 30, 2010	221,731	$2,217	$332,696	$—	$(296,993)	$37,920	$7,433	$45,353

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.
Consolidated Statements of Cash Flows
(Amounts in thousands)

	For the Years Ended September 30,
	2010	2009	2008
Cash flows from operating activities
Net loss	$(42,262)	$(21)	$(59,334)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	12,051	9,758	9,545
Accretion expense	31	—	—
Impairment of assets	95	—	9,482
Recovery of payment to vendor	—	—	(1,473)
Utilization of spare parts	1,521	1,677	1,000
Bad debt expense	105	5	571
Loss on disposal of property, plant and equipment	191	17	5
Write-off of deferred lease costs	1,095	—	—
Non-cash interest expense	7,605	6,944	4,111
(Reversal of) non-cash marketing expense	—	(380)	380
Loss on debt extinguishment	2,268	—	—
Gain on equity method investment	(1,909)	—	—
Loss on investments	1,231	—	3,011
Stock-based compensation	5,095	2,955	5,740
Gain on sale of discontinued operations	(9)	(72)	(91)
Equity in net loss of investee company	544	84	—
Changes in operating assets and liabilities:
Accounts receivable	(928)	2,951	(1,594)
Property insurance claim receivable	1,795	(1,795)	—
Other receivables and receivable from related party	(189)	29	2,465
Inventories	4,684	5,278	(4,183)
Deposits on gas contracts	(1,629)	17,644	(17,673)
Prepaid expenses and other assets	1,055	2,186	3,686
Accounts payable	968	(2,535)	(4,016)
Deferred revenue	(3,730)	(44,605)	40,349
Accrued interest	(205)	1,096	773
Accrued liabilities, accrued payroll and other	951	3,154	(587)

Net cash provided by (used in) operating activities	(9,576)	4,370	(7,833)

Cash flows from investing activities
Purchases of available for sale securities	—	—	(513)
Proceeds from sales of available for sale securities	4,769	—	13,762
Purchase of property, plant, equipment and construction in progress	(27,463)	(18,720)	(31,300)
Proceeds from disposal of property, plant and equipment	2,153	983	—
Proceeds from variable interest entity consolidation	222	—	—
Payments for acquisition	—	(949)	—
Other items	(4,305)	(1,627)	857

Net cash used in investing activities	(24,624)	(20,313)	(17,194)

See Accompanying Notes to Consolidated Financial Statements.

RENTECH, INC.
Consolidated Statements of Cash Flows — Continued
(Amounts in thousands)

	For the Years Ended September 30,
	2010	2009	2008
Cash flows from financing activities
Proceeds from term loan, net of original issue discount	64,425	—	49,903
Retirement of term loan, including costs	(38,040)	—	—
Proceeds from line of credit on available for sale securities	—	—	4,758
Proceeds from issuance of common stock	6,236	41,378	2
Payments of offering costs	(376)	(1,583)	—
Proceeds from options and warrants exercised	1,144	133	1,611
Payment of debt issuance costs	(4,061)	—	(453)
Payments on notes payable for financed insurance premiums	(1,785)	(2,455)	(745)
Payments on line of credit on available for sale securities	(4,532)	(226)	—
Payments on debt and notes payable	(5,140)	(15,909)	(19)
Proceeds from bridge financing instrument for the variable interest entity	1,500	—	—
Payments on capital lease	(142)	—	—

Net cash provided by financing activities	19,229	21,338	55,057

Increase (decrease) in cash	(14,971)	5,395	30,030
Cash and cash equivalents, beginning of year	69,117	63,722	33,692

Cash and cash equivalents, end of year	$54,146	$69,117	$63,722

For the fiscal years ended September 30, 2010, 2009 and 2008, the Company made certain cash payments as follows:

	For the Years Ended September 30,
	2010	2009	2008

Cash payments of interest

Net of capitalized interest of $2,907 (2010), $2,160 (2009) and $907 (2008)	$9,701	$8,088	$3,894

Cash payments of income taxes from continuing operations	$30	$30	$32
Excluded from the statements of cash flows were the effects of certain non-cash financing and investing activities as follows:

	For the Years Ended September 30,
	2010	2009	2008
Payment of loan fees through reduction of proceeds	$—	$—	$3,097
Purchase of insurance policies financed with notes payable	1,893	2,204	1,719
Warrants granted in connection with amendment to term loan	—	1,626	—
Warrants granted in connection with equity investment	—	629	—
Rescission of notes receivable on repurchase of common stock	—	606	—
Issuance of common stock for notes receivable	—	—	606
Restricted stock units surrendered for withholding taxes payable	247	149	456
Consolidation of variable interest entity	6,134	—	—
Acquisition, which includes issuance of common stock	—	8,292	—
Purchase of common stock warrants paid through the reduction of loan fees	—	50	—
Issuance of common stock for debt conversion	—	—	189
Capital lease on software	464	—	—
Cashless exercise of warrants	8	—	—
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
We also own, through our wholly-owned subsidiary, Rentech Energy Midwest Corporation (“REMC”), a nitrogen fertilizer manufacturing plant that uses natural gas as its feedstock. REMC’s plant, located in East Dubuque, Illinois (the “East Dubuque Plant”), manufactures and sells within the corn-belt region of the United States natural gas-based nitrogen fertilizer products including ammonia, urea ammonia nitrate, urea granule and urea solution.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and a variable interest entity (“VIE”) where the Company is considered the primary beneficiary. All significant intercompany accounts and transactions have been eliminated in consolidation.
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
Concentration of Business and Credit Risk
On April 26, 2006, the Company’s subsidiary, Rentech Development Corporation (“RDC”), entered into a Distribution Agreement with Royster-Clark Resources, LLC, who subsequently assigned the agreement to Agrium U.S. Inc. (“Agrium”). The Distribution Agreement is for a ten year period, subject to renewal options. Pursuant to the Distribution Agreement, Agrium is obligated to use commercially reasonable efforts to promote the sale of, and solicit and secure orders from its customers for nitrogen fertilizer products manufactured at the East Dubuque Plant, and to purchase from REMC nitrogen fertilizer products manufactured at the facility for prices to be negotiated in good faith from time to time. For the fiscal years ended September 30, 2010, 2009 and 2008, the Distribution Agreement accounted for 80%, 85%, and 83%, respectively, of net revenues from continuing operations. Agrium had an outstanding accounts receivable balance that accounted for 86% and 74% of the total consolidated accounts receivable balance of the Company as of September 30, 2010 and 2009, respectively. REMC employs personnel who negotiate sales with other customers and these transactions are not subject to the terms of the Distribution Agreement.

RENTECH, INC.
Notes to Consolidated Financial Statements (Continued)
Under the Distribution Agreement, REMC pays commissions to Agrium not to exceed $5 million per year on applicable gross sales. Product sales revenue is presented net of the gross product sales and commissions. The commission rate was 2% during the first year of the agreement and increased by 1% on each anniversary date of the agreement up to the current maximum rate of 5%. For the fiscal years ended September 30, 2010, 2009 and 2008, the effective commission rate associated with sales under the Distribution Agreement was 4.2%, 2.3% and 3.5%, respectively.
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
For much of fiscal 2008, the fair value of available for sale securities was estimated by our investment custodians using market rates and their proprietary pricing models. As of September 30, 2008, and in the absence of any readily available market-based valuation, the fair value amount of available for sale securities was estimated to be the midpoint between the principal amount of the line of credit collateralized by the portfolio and the principal amount of the line of credit plus an exposure factor that limited aggregate borrowings of the portfolio. As of September 30, 2009, the fair value amount was estimated based on the most current available credit rating for each security and most current available interest rates yielded by these securities.
The carrying amount of convertible debt and other debt outstanding also approximates their fair value as of September 30, 2010 and 2009 because interest rates on these instruments approximate the interest rate on debt with similar terms available to the Company.
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

RENTECH, INC.
Notes to Consolidated Financial Statements (Continued)
Deferred Revenue
The Company records a liability for deferred revenue to the extent that payment has been received under the product prepayment contracts, which create obligations for delivery of product within a specified period of time in the future. The terms of these product prepayment contracts require payment in advance of delivery. The Company recognizes revenue related to the product prepayment contracts and relieves the liability for deferred revenue when products are shipped. A significant portion of the revenue recognized during any period may be related to prepayment contracts, for which cash was collected during an earlier period, with the result that a significant portion of revenue recognized during a period may not generate cash receipts during that period. As of September 30, 2010 and 2009, deferred revenue was $14,473,000 and $18,203,000, respectively.
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
Inventories
Inventories consist of raw materials and finished goods within our nitrogen products manufacturing segment. The primary raw material in the production of nitrogen products is natural gas. Raw materials also include certain chemicals used in the manufacturing process. Finished goods includes the nitrogen products stored at the East Dubuque Plant that are ready for shipment along with any inventory that may be stored at a remote facility.
Inventories are stated at the lower of cost or estimated net realizable value. The cost of inventories is determined using the first-in first-out method. The estimated net realizable value is based on customer orders, market trends and historical pricing. The Company performs on at least a quarterly basis an analysis of its inventory balances to determine if the carrying amount of inventories exceeds their net realizable value. If the carrying amount exceeds the estimated net realizable value, the carrying amount is reduced to the estimated net realizable value. Inventories are periodically reviewed to determine if a reserve for obsolete, deteriorated, excess or slow moving items is required, and as of September 30, 2010 and 2009 no such inventory reserve was necessary. The Company allocates fixed production overhead costs to inventory based on the normal capacity of its production facilities and unallocated overhead costs are recognized as expense in the period incurred. At September 30, 2010 and 2009, inventories on the consolidated balance sheets included depreciation of $513,000 and $1,127,000, respectively.
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

RENTECH, INC.
Notes to Consolidated Financial Statements (Continued)
Restricted Cash
Restricted cash is comprised of cash that has been pledged as collateral for future tax liabilities that may arise as a result of the November 2006 sale of Petroleum Mud Logging, Inc., and cash that is collateral for an outstanding letter of credit which backs a portion of the Company’s obligations under its lease for office space in Los Angeles. Restricted cash pledged for less than one year is classified as a short-term asset and restricted cash that has been pledged as collateral for over one year has been classified as a long-term asset.
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
Property, Plant and Equipment
Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation expense is calculated using the straight-line method over the estimated useful lives of the assets, as follows:

Type of Asset	Estimated Useful Life
Building and building improvements	15-40 years
Land improvements	15-20 years
Machinery and equipment	5-10 years
Furniture, fixtures and office equipment	7-10 years
Computer equipment and software	3-5 years
Vehicles	3-5 years
Spare parts	Useful life of the spare parts or the related equipment
Leasehold improvements	Useful life or remaining lease term whichever is shorter
Ammonia catalyst	3-10 years
Platinum catalyst	Based on units of production
Significant renewals and betterments are capitalized. Costs of maintenance and repairs are expensed as incurred. Approximately every two years, REMC incurs turnaround expenses which represent the cost of shutting down the East Dubuque Plant for scheduled maintenance. Such costs are expensed as incurred. When property, plant and equipment is retired or otherwise disposed of, the asset and accumulated depreciation or amortization are removed from the accounts and the resulting gain or loss is reflected in operating expenses.

RENTECH, INC.
Notes to Consolidated Financial Statements (Continued)
Construction in Progress
We track project development costs and capitalize those costs after a project has completed the scoping phase and enters the feasibility phase. We also capitalize costs for improvements to the existing machinery and equipment at our East Dubuque Plant and certain costs associated with our information technology initiatives. Interest incurred on development and construction projects is capitalized until construction is complete. We do not depreciate construction in progress costs until the underlying assets are placed into service.
We suspended development on the conversion of the East Dubuque Plant during the first quarter of fiscal 2008. Capitalized costs incurred through September 30, 2007 were impaired under applicable accounting guidance. Costs incurred winding down the REMC conversion project during fiscal 2008 were capitalized as construction in progress with a corresponding increase in impairment.
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
We implemented a financial accounting and enterprise resource planning system which was placed in service during the second quarter of fiscal 2008. Capitalized costs of the system were $2,140,000 which will be amortized over the estimated five year life.
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
Licensed Technology and Technology Rights
Licensed technology represents costs incurred by the Company in fiscal 1993 primarily for the retrofit of a facility used for demonstrating the Company’s proprietary technology to prospective licensees. These capitalized costs were carried at the lower of amortized cost or net realizable value and were amortized using the straight-line method over fifteen years. The Company recorded $210,000 in amortization expense for licensed technology during the year ended September 30, 2008, resulting in the full amortization of the asset as of September 30, 2008.
Technology rights were recorded at cost and were amortized using the straight-line method over a ten-year estimated life. Technology rights became fully amortized during fiscal 2007.
Patents
Costs for patents on intellectual property are capitalized and amortized using the straight-line method over the remaining lives of the patents. The cost of patents was $9,222,000 with accumulated amortization of $769,000 and $154,000 at September 30, 2010 and 2009, respectively. The Company recorded $615,000 and $154,000 in amortization expense for the year ended September 30, 2010 and 2009, respectively. The amortization of the patents will result in amortization expense of $1,006,000 for each of the next five years.
Goodwill
Goodwill represents the excess of the fair value of any noncontrolling interest in the consolidated variable interest entity and the consolidation-date fair value of the Company’s previously held equity interest in the consolidated variable interest entity over the net of the consolidation-date amounts of the identifiable assets acquired and the liabilities assumed measured in accordance with ASC 805, Business Combinations.
Goodwill is evaluated for impairment annually or more frequently if circumstances indicate impairment may have occurred. The Company performs its annual impairment assessment in the fourth quarter of each fiscal year. Each of the Company’s operating segments represents a reporting unit. The Company assesses goodwill for impairment by comparing the carrying value of each reporting unit to its fair value using the present value of expected future cash flows.

RENTECH, INC.
Notes to Consolidated Financial Statements (Continued)
Leases
The Company evaluates its lease agreements to determine if they should be capitalized or expensed. As of September 30, 2009 and 2008, the Company had not executed any lease agreements that meet the criteria of a capital lease and therefore all lease costs were expensed. During the year ended September 30, 2010, the Company executed an agreement to acquire software which met the criteria of a capital lease. Under a capital lease, the asset and corresponding liability are recorded on the balance sheet. Since the software has not been placed in service, it has been recorded in construction in progress. The lease is for a thirteen month period which will end in fiscal 2011. Therefore, the outstanding balance at September 30, 2010 of $322,000 will be paid off during fiscal year 2011.
Advertising Costs
The Company recognizes advertising expense when incurred. Advertising expense was not significant for the fiscal years ended September 30, 2010, 2009 and 2008.
Research and Development Expenses
Research and development expenses include direct materials, direct labor, indirect labor, fringe benefits and other costs incurred to develop and refine certain technologies employed in each respective operating segment. These costs are expensed as incurred.
Our technology activities are centered at the Rentech Energy Technology Center (the “RETC”), which houses our Product Demonstration Unit (“PDU”). The RETC is where we have skilled technical, engineering and operating teams that work at our development and testing laboratories. The laboratory contains equipment and support facilities that provide us with resources for the continued development and testing of the Rentech Process as well as complementary technologies for additional applications and performance enhancements. In addition, the facilities allow us to conduct online analysis of feedstock and products. For the fiscal years ended September 30, 2010, 2009 and 2008, the Company incurred research and development expenses of $9.7 million, $12.3 million and $57.0 million, respectively, related to the construction, commissioning, start up and operation of the PDU.
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
Income Taxes
The Company accounts for income taxes under the liability method, which requires an entity to recognize deferred tax assets and liabilities for temporary differences. Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. An income tax valuation allowance has been established to reduce the Company’s deferred tax asset to the amount that is expected to be realized in the future.
The Company recognizes in its consolidated financial statements only those tax positions that are “more-likely-than-not” of being sustained, based on the technical merits of the position. The Company performed a comprehensive review of its material tax positions in accordance with the applicable guidance.
Net Income (Loss) Per Common Share Attributable To Rentech
Basic income (loss) per common share attributable to Rentech is calculated by dividing net income (loss) attributable to Rentech by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per common share attributable to Rentech is calculated by dividing net income (loss) attributable to Rentech by the weighted average number of common shares outstanding plus the dilutive effect of unvested restricted stock, outstanding stock options and warrants, and convertible debt using the “treasury stock” method.
Variable Interest Entities
In the normal course of business, the Company may enter into joint ventures or make investments with business partners that support its underlying business strategy and provide it the ability to enter new markets. In certain instances, an entity in which the Company may make an investment may qualify as a VIE. In determining whether the Company is the primary beneficiary of a VIE, it must determine if it is obligated to absorb a majority of the entity’s expected losses or receive a majority of the entity’s expected residual returns. If the Company determines that it is the primary beneficiary of an entity, it must consolidate that entity’s operations.

RENTECH, INC.
Notes to Consolidated Financial Statements (Continued)
Business Combinations
The Company accounts for business combinations using the acquisition method of accounting. Under the acquisition method, once control is obtained of a business, 100% of the assets, liabilities and certain contingent liabilities acquired, including amounts attributed to noncontrolling interests, are recorded at fair value. Prior to fiscal 2010, the Company accounted for business combinations using the purchase method of accounting. Under the purchase method, the total purchase price was allocated to the acquired assets and liabilities based on their estimated fair value as of the date of acquisition.
Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (the “FASB”) issued a standard on fair value measurements that clarified the principle that fair value shall be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it established a fair value hierarchy that prioritizes the information used to develop those assumptions. This standard is effective for consolidated financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB provided a one year deferral for the implementation of this standard for non-financial assets and liabilities recognized or disclosed at fair value on a non-recurring basis. The provisions of this standard were effective for the Company’s financial assets and liabilities for the fiscal year beginning October 1, 2008. The provisions of this standard were effective for the Company’s non-financial assets and liabilities for the fiscal year beginning October 1, 2009. The adoption of this standard for financial and non-financial assets and liabilities did not have a material impact on the Company’s consolidated financial position or results of operations.
In December 2007, the FASB issued guidance on the accounting and reporting for noncontrolling interest in a subsidiary. Upon adoption of this guidance, the Company will be required to report its noncontrolling interests as a separate component of stockholders’ equity. The Company will also be required to present net income attributable to the noncontrolling interests and net income attributable to the Company separately in its consolidated statements of operations. The guidance was effective for financial statements issued for fiscal years beginning on or after December 15, 2008, and was adopted by the Company on October 1, 2009.
In May 2008, the FASB issued a standard relating to accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). The standard specifies that issuers of convertible debt instruments which can be settled in cash shall separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The standard was effective for financial statements issued for fiscal years beginning after December 15, 2008, and was adopted by the Company on October 1, 2009. The standard required the Company to reflect the application of the new accounting standard on a retrospective basis to its previously issued financial statements. Early adoption of the standard was not permitted. The adoption of the standard affected the accounting for our 4.00% Convertible Senior Notes ($57.5 million aggregate principal amount). Upon adoption of the standard, the estimated effective interest rate on our 4.00% Convertible Senior Notes was 18.00% as of the time of issuance, which resulted in the recognition of a $30,495,000 discount to the debt portion of these notes with an amount equal to that discount recorded in additional paid-in capital at the time of issuance. Such discount is amortized as interest expense (non-cash) over the remaining life of the 4.00% Convertible Senior Notes. Also, upon adoption of the standard, the original beneficial conversion feature of $875,000 and the related interest expense amortization were reversed.
In April 2009, the FASB issued a staff position on accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies. The staff position amends the provisions of a previously issued standard for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. This guidance eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria. It is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This guidance is effective for the Company’s fiscal year beginning on or after October 1, 2009. In the absence of any definitive future business combinations, the Company does not currently expect this guidance to have a material impact on the Company’s consolidated financial condition, results of operations or disclosures.
In June 2009, the FASB issued a standard which provides guidance about the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. This standard is effective for fiscal years beginning after November 15, 2009. It is effective for the Company’s fiscal year beginning on or after October 1, 2010. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position, results of operations or disclosures.

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
Note 3 — Discontinued Operations
Effective with the sale date noted below, this business was reflected as discontinued operations in the consolidated statements of operations.
Effective August 1, 2005, the Company sold its 56% ownership interest in REN Testing Corporation (“REN”) to REN Holding Corporation, (“RHC”) an Oklahoma corporation, consisting of a management group previously involved in REN. The sales price of the transaction was $1,175,000 payable in the form of earn-out payments based on RHC’s cash receipts for sales and services from REN’s customers. The earn-out payments are based on 5% of REN’s qualified cash receipts up to the first $2,500,000 per year and 10% of qualified cash receipts in excess of $2,500,000 per year. The earn-out payment will continue indefinitely until Rentech collects the $1,175,000. As of September 30, 2010, the Company had collected $478,000 of this amount and had recorded $107,000 of the remaining receivable in current assets as other receivables. Comparatively, as of September 30, 2009, the Company had collected $469,000 of this amount and had recorded $116,000 of the remaining receivable in current assets as other receivables. In addition, we recorded a reserve against the earn-out receivable due to uncertainty surrounding the estimation of collections. The balance of the reserve was $697,000 and $706,000 as of September 30, 2010 and 2009, respectively. Pursuant to the terms of the agreement, the buyer was responsible for all contingent liabilities that existed or might be incurred after the date of disposal.
Note 4 — Available for Sale Securities
The Company’s available for sale securities were primarily auction rate securities which invested in long-term investment grade obligations purchased at par. Prior to fiscal 2008, these investments were classified as short-term investments and the trading of auction rate securities took place through a descending price auction occurring in seven, 28 and 35 day cycles with the interest rate reset at the beginning of each holding period. At the end of each holding period the interest was paid to the investor. The Company recorded the interest when earned as interest income.
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
In May 2008, the Company executed a line of credit with the custodian of its available for sale securities. In September 2008, the line of credit was assumed by Barclays Capital, Inc. The line of credit provided for aggregate borrowings up to $5,000,000 and such loans were collateralized by the Company’s available for sale securities. Borrowings under the line of credit accrued interest at the rate of LIBOR plus 1.50%. Under the terms of the line of credit, the Company was not subject to any covenants and there was no maturity date, but outstanding balances were payable on demand. As of September 30, 2009, $4,532,000 was outstanding under the line of credit which was shown as a current liability because it was payable on demand. The balance of the line of credit was reduced by $226,000 during the 2009 fiscal year as a result of interest earned on the securities that was applied to the outstanding balance of the loan. The line of credit was paid off during the year ended September 30, 2010 as a result of the sale through a tender offer of a portion of the securities and various sales of the remaining securities, which resulted in proceeds of approximately $4.8 million and a net realized loss on sale of investments of approximately $1.2 million.

RENTECH, INC.
Notes to Consolidated Financial Statements (Continued)
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

Balance at September 30, 2009	$6,000
Net purchases and sales	(6,000)

Balance at September 30, 2010	$—

As of September 30, 2009, the Company’s Level 3 assets and liabilities consisted entirely of available for sale securities.
Proceeds from sales of available for sale securities were $4,769,000, $0 and $13,762,000 for the fiscal years ended September 30, 2010, 2009 and 2008, respectively. Realized gains from sales of available for sale securities for the fiscal years ended September 30, 2009 and 2008 were insignificant.
Note 5 — Accounts Receivable
Accounts receivable consisted of the following:

	As of September 30,
	2010	2009
	(in thousands)
Trade receivables from nitrogen products	$9,578	$8,717
Trade receivables from alternative energy	108	1,040

Total accounts receivable, gross	9,686	9,757
Allowance for doubtful accounts on trade accounts receivable	(100)	—

Total accounts receivable, net	$9,586	$9,757

RENTECH, INC.
Notes to Consolidated Financial Statements (Continued)
Note 6 — Inventories
Inventories consisted of the following:

	As of September 30,
	2010	2009
	(in thousands)
Finished goods	$6,338	$11,834
Raw materials	628	388

Total inventory	$6,966	$12,222

Note 7 — Property, Plant and Equipment
Property, plant and equipment consisted of the following:

	As of September 30,
	2010	2009
	(in thousands)
Land	$1,811	$1,933
Buildings and building improvements	10,323	11,017
Machinery and equipment	74,625	64,697
Furniture, fixtures and office equipment	861	882
Computer equipment and computer software	4,657	4,073
Vehicles	172	172
Leasehold improvements	73	441
Conditional asset (asbestos removal)	210	210

	92,732	83,425
Less accumulated depreciation	(37,433)	(29,176)

Total depreciable property, plant and equipment, net	$55,299	$54,249

Construction in progress consisted of the following:

	As of September 30,
	2010	2009
	(in thousands)
Construction in progress for projects under development	$32,028	$17,931
Accumulated capitalized interest costs related to projects under development	6,105	3,197
Construction in progress for East Dubuque Plant	2,474	6,882
Software in progress (under capital lease)	464	—
Conditional asset (asbestos removal)	27	27

Total construction in progress	$41,098	$28,037

In June 2008, the Company acquired the land and all of the remaining assets, consisting primarily of buildings, of a former paper manufacturing site for a purchase price of approximately $9,500,000. We intend to use the site, located in Adams County, Mississippi, near the city of Natchez, for a proposed synthetic fuels and chemicals project (the “Natchez Project”). The land, acquired buildings, capitalized interest and ongoing development costs incurred through September 30, 2010 associated with this project totaling $23,604,000 were included in construction in progress since they have not yet been placed in service.
During fiscal 2008, we suspended the conversion of the East Dubuque Plant. Concurrent with the decision to suspend the East Dubuque Plant conversion, management evaluated the affected assets for potential impairment. These assets included costs to date on the REMC conversion project recorded within construction in progress and a land purchase option recorded within deposits and other assets.

RENTECH, INC.
Notes to Consolidated Financial Statements (Continued)
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
The Company has a legal obligation to handle and dispose of asbestos at its East Dubuque Plant and Natchez Project in a special manner when undergoing major or minor renovations or when buildings at these locations are demolished, even though the timing and method of settlement are conditional on future events that may or may not be in its control. As a result, the Company has developed an estimate for a conditional obligation for this disposal. In addition, the Company, through its normal repair and maintenance program, may encounter situations in which it is required to remove asbestos in order to complete other work. The Company applied the expected present value technique to calculate the fair value of the asset retirement obligation for each property and, accordingly, the asset and related obligation for each property have been recorded. In accordance with the applicable guidance, the liability is increased over time and such increase is recorded as accretion expense. The liability at September 30, 2010 and 2009 was $268,000 and $237,000, respectively. The accretion expense for the year ended September 30, 2010 was $31,000.
Note 8 — Investment in ClearFuels Technology Inc.
On June 23, 2009, the Company acquired 4,377,985 shares of Series B-1 Preferred Stock, representing a 25% ownership interest in ClearFuels Technology Inc. (“ClearFuels”), and rights to license ClearFuels’ biomass gasification technology, in exchange for a warrant to purchase up to five million shares of the Company’s common stock, access to the PDU in Colorado for construction and operation of a ClearFuels gasifier (ClearFuels Gasifier described below), and certain rights to license the Rentech Process, including the exclusive right for projects using bagasse as a feedstock. The warrant vests in three separate tranches with one tranche of 2 million shares vested as of the closing date, and two tranches of 1.5 million shares each to vest on the achievement by ClearFuels of established milestones. The exercise price for the first tranche is $0.60 per share and the exercise price per share for the second and third tranches will be set at the ten-day average trading price of the Company’s common stock at the time of vesting. The fair value of the warrant was calculated using the Black-Scholes option-pricing model at $628,815. This fair value was based on the vested tranche of 2 million shares because the Company cannot currently determine the probability that ClearFuels will achieve the milestones that would trigger vesting of the second and third tranches.
ClearFuels is a private company and a market does not exist for its common or preferred stock. As a result the Company determined the fair value of its investment in ClearFuels to be equal to the fair market value of the vested warrant issued to ClearFuels at the closing. In June 2009, the Company determined that ClearFuels was a VIE, but Rentech was not the primary beneficiary. Through September 3, 2010, the investment in ClearFuels was recorded in other assets and deposits under the equity method of accounting. At September 3, 2010, the investment balance was $0 and the Company’s share of ClearFuels’ loss for the eleven months ended September 3, 2010 and the year ended September 30, 2009 was $544,000 and $84,000, respectively, which is included in other income (expense) on the consolidated statements of operations.
During the year ended September 30, 2010, pursuant to the warrant agreement, ClearFuels acquired 832,390 shares of Company common stock through the cashless exercise of warrants representing 1,500,000 shares.
ClearFuels was selected by the U.S. Department of Energy (the “DOE”) to receive up to approximately $23 million as a grant to construct its gasifier (the “ClearFuels Gasifier”). On September 3, 2010, the Company and ClearFuels executed a project support agreement (the “Project Support Agreement”) which detailed the responsibilities of both parties regarding the second phase of construction of the ClearFuels Gasifier. Pursuant to the terms of the Project Support Agreement, the Company provided the DOE with a certification of its support of the ClearFuels Gasifier and it assumed operational control and full decision making authority over the project as of October 1, 2010. The Company will be responsible for budgeted construction payments for the project after October 1, 2010 and will receive reimbursement from the DOE for approximately 62% of those payments and of all costs and expenses it has incurred to support the ClearFuels Gasifier. The Company estimates that third party cash expenses, excluding costs and expenses incurred to operate the PDU in support of the project, will total approximately $2 million after receipt of all DOE reimbursements. Those costs and expenses not reimbursed by the DOE would be reimbursed by ClearFuels in the event that ClearFuels were to complete a Qualified Financing as described below.

RENTECH, INC.
Notes to Consolidated Financial Statements (Continued)
The Company’s obligations with respect to the ClearFuels Gasifier extend until the earlier of (a) the date that ClearFuels closes a financing with proceeds of at least $25,000,000 (a “Qualified Financing”) for construction of the ClearFuels Gasifier and other technology and development efforts or (b) March 31, 2011. If a Qualified Financing occurs prior to March 31, 2011, then the Company will be repaid for any costs and expenses not already reimbursed by the DOE, receive a fee equal to 15% of all such costs and expenses and receive a warrant to purchase additional ClearFuels equity at an exercise price per share of one-half of the equity price per share in the Qualified Financing. If no Qualified Financing occurs by March 31, 2011, then the Company will have the opportunity to exercise an option to merge with and acquire substantially all the remaining equity of ClearFuels for no additional consideration. The terms of the Project Support Agreement also amend the warrant to extend the vesting milestone for a Qualified Financing until March 31, 2011.
Under accounting guidance, based on the execution of the Project Support Agreement, the Company reconsidered whether it was the primary beneficiary of ClearFuels. The Company determined that it was now the primary beneficiary as it will absorb a majority of the losses or receive a majority of the residual returns through its equity interest and via the Project Support Agreement. Therefore, the operations of ClearFuels have been consolidated as of September 3, 2010. Noncontrolling interests represents the portion of equity or income in ClearFuels not attributable, directly or indirectly, to the Company.
The Company recorded total assets, net assets, revenue and net loss of $9.4 million, $9.3 million, $0, and $0.3 million, respectively, in its consolidated financial statements as of and for the fiscal year ended September 30, 2010 from the consolidation of ClearFuels. In accordance with the guidance for accounting for business combinations, the assets, liabilities, and amounts attributed to noncontrolling interests have been recorded at fair value on the date of consolidation.
The following items were recorded on the consolidated balance sheets as of September 30, 2010 (in thousands):

Cash	$747
Notes Receivable (1)	250
Prepaid Expenses	1,710
Goodwill	6,660
Fixed Assets	8
Other Assets	5
Accounts Payable	63
Noncontrolling interest	7,433

(1)	Recorded in Other Receivables on the Consolidated Balance Sheet
The fair value of the Company’s interest in ClearFuels was determined to be approximately $1,909,000. The difference between the fair value and the investment balance, which was $0 at September 3, 2010, is recorded as a gain on equity method investment in the consolidated statements of operations in the amount of $1,909,000. We have not pledged any of the consolidated assets as collateral for any obligation of ClearFuels.
Pro Forma Information
The following unaudited pro forma information shows the pro forma effect of this consolidation as if it had been consolidated as of the beginning of each period presented below. The pro forma information assumes ClearFuels would be operated in the same manner as prior to consolidation, and is not necessarily indicative of future results of operations. These pro forma financial results are prepared for comparative purposes only.

	For the Year Ended September 30, 2010
		Pro Forma
(Amounts in thousands, except per share data)	As Reported	Adjustment	Pro Forma
Net Loss	$42,262	$2,777	$45,039
Net Loss attributable to Rentech	$42,168	$694	$42,862
Net loss per share	$0.20		$0.20
Average shares outstanding	216,069		216,069

	For the Year Ended September 30, 2009
		Pro Forma
(Amounts in thousands, except per share data)	As Reported	Adjustment	Pro Forma
Net Loss	$21	$1,891	$1,912
Net Loss attributable to Rentech	$21	$473	$494
Net loss per share	$0.00		$0.00
Average shares outstanding	174,445		174,445
The noncontrolling interest in ClearFuels is the portion of equity that is not attributable to the Company. The noncontrolling interest in ClearFuels includes the following: a) 3,507,455 shares of series A preferred stock, convertible into shares of common stock at a conversion price of $0.67 per share; b) 3,552,500 shares of series B preferred stock, convertible into shares of common stock at a conversion price of $0.80 per share; c) 4,000,000 shares of common stock; and d) preferred stock instruments which may be convertible on their terms into either (i) the next series of equity securities issued by ClearFuels in a qualified financing, with $25 million of proceeds at a conversion price equal to the price per share used in such financing or (ii) shares of the ClearFuels series B preferred stock at a conversion price of $0.80
Note 9 — Acquisition of SilvaGas Holdings Corporation
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

RENTECH, INC.
Notes to Consolidated Financial Statements (Continued)
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
The total purchase price for the acquisition of SilvaGas, based on the closing price of the Company’s common stock on June 30, 2009 of $0.57 per share, is as follows (in thousands):

Common stock	$8,267
Cash	500
Direct acquisition costs	449

Total purchase price	$9,216

This acquisition was accounted for as a purchase business combination. Under the purchase method of accounting, the total purchase price is allocated to the acquired assets and liabilities based on their estimated fair value as of the date of acquisition. The purchase price allocation is as follows: intellectual property of $9,222,000, which is recorded in other assets and deposits, fixed assets of $19,000 and accounts payable of $25,000. The purchase price does not include the earn-out consideration because the Company cannot currently determine the probability that the milestones that trigger the earn-out consideration will be achieved.
On March 29, 2009, the Company executed a technology license agreement with SilvaGas. At March 31, 2009, other assets and deposits included a $313,000 down payment which was required under the agreement. Upon completion of the SilvaGas acquisition, the $313,000 down payment was included in the purchase price.
Note 10 — Debt
During fiscal 2008, the Company entered into non-collateralized short-term notes payable to finance insurance premiums totaling $1,719,000. The notes payable bore interest at 3.35% with monthly payments of principal and interest and a scheduled maturity date in February 2009. The balance due as of September 30, 2008 was $972,000 which was included in accounts payable. During fiscal 2009, the Company entered into non-collateralized short-term notes payable to finance insurance premiums totaling $2,204,000. The notes payable bore interest between 3.90% and 5.86% with monthly payments of principal and interest and a scheduled maturity date in February 2010. The balance due as of September 30, 2009 was $718,000 of which $143,000 was included in accounts payable and $575,000 in accrued liabilities. During fiscal 2010, the Company entered into non-collateralized short-term notes payable to finance insurance premiums totaling $1,893,000. The notes payable bear interest between 3.28% and 3.90% with monthly payments of principal and interest and a scheduled maturity date in March 2011. The balance due as of September 30, 2010 was $825,000 which was included in accrued liabilities.
On June 13, 2008, Rentech and REMC executed a $53,000,000 amended and restated credit agreement (the “2008 Credit Agreement”) by and among REMC as the borrower, Rentech as a guarantor, Credit Suisse, Cayman Islands Branch (“Credit Suisse”), as administrative agent and collateral agent and the lenders party thereto. The Credit Agreement replaced our $26,500,000 credit agreement dated May 30, 2008 among Rentech, REMC and Credit Suisse.
The 2008 Credit Agreement was a term loan that was set to mature on May 29, 2010, with an option, subject to certain conditions and fees, to extend the maturity date to May 29, 2011. The principal balance of the term loan was due and payable in full on the maturity date. The term loan bore interest at the election of REMC of either: (a)(i) the greater of LIBOR or 3%, plus (a)(ii) 10.0%; or (b)(i) the greater of 4%, the prime rate, as determined by Credit Suisse, or 0.5% in excess of the federal funds effective rate, plus (b)(ii) 9.0%. Interest payments were generally made on a quarterly basis, as required by the terms of the agreement.

RENTECH, INC.
Notes to Consolidated Financial Statements (Continued)
On January 14, 2009, REMC entered into the First Amendment to Amended and Restated Credit Agreement and Waiver (the “2009 First Amendment and Waiver”). In addition to an increase in interest rates and certain fees to the lenders and its advisors, as further consideration for the 2009 First Amendment and Waiver, the Company sold to Credit Suisse Management LLC, SOLA LTD and Solus Core Opportunities Master Fund Ltd., for an aggregate issue price of approximately $50,000, warrants to purchase 4,993,379 shares of the Company’s common stock, or 3% of the Company’s outstanding shares at the time of issuance. The exercise price of $0.92 per share for each warrant was a 20% premium above the weighted average price for the Company’s stock over the 10 trading days preceding the January 14, 2009 closing date of the 2009 First Amendment and Waiver. Seventy-five percent of the warrants were immediately exercisable and expire 5 years from the grant date. The remaining 25% of the warrants were set to expire on the maturity date of the term loan. This portion of the warrants vested and became exercisable July 1, 2009. The fair value of the warrants was calculated using the Black-Scholes option-pricing model at $1,626,000. The fair value of the warrants, reduced by the $50,000 of consideration received for the warrants, was recorded as a discount on the debt and was amortized to interest expense over the remaining contractual term of the debt using the effective interest method.
On January 29, 2010, the Company and REMC replaced the 2008 Credit Agreement with a senior collateralized credit agreement (the “2010 Credit Agreement”) with Credit Suisse, as administrative agent and collateral agent, and the lenders party thereto. Under the 2010 Credit Agreement, REMC borrowed $62.5 million in the form of new collateralized term loans (the “Initial Term Loans”), the proceeds of which were used to repay the term loan outstanding under the 2008 Credit Agreement (the principal amount of which at the time of prepayment was approximately $37 million), to make a loan to the Company in the amount of approximately $18 million and to pay related fees and expenses. The payoff of the term loan under the 2008 Credit Agreement is considered an early extinguishment of debt. As a result, for the year ended September 30, 2010, loss on debt extinguishment of $2.3 million is recorded in the consolidated statements of operations.
The 2010 Credit Agreement also included an uncommitted incremental term loan facility under which REMC could request up to $15 million in incremental term loans. The amount of incremental term loans was subsequently increased pursuant to the First Amendment and the Second Amendment, each as described below, subject to the satisfaction of certain conditions.
The Initial Term Loans were issued with original issue discount of 3%, and bear interest, at the election of REMC, at either (a)(i) the greater of LIBOR or 2.5%, plus (ii) 10.0% or (b)(i) the greatest of (w) the prime rate, as determined by Credit Suisse, (x) 0.5% in excess of the federal funds effective rate, (y) LIBOR plus 1.0% or (z) 3.5% plus (ii) 9.0%. Interest payments are generally made on a quarterly basis. The term loans outstanding under the 2010 Credit Agreement, as amended, mature on July 29, 2014 and are subject to annual amortization, payable quarterly, of 7.5% of the outstanding principal amount in calendar years 2010 and 2011, 15.0% of the outstanding principal amount in calendar years 2012 and 2013, and the remainder payable in the last six months prior to maturity. The 2010 Credit Agreement requires mandatory prepayment and reduction of principal outstanding under certain circumstances, with customary exceptions, from the proceeds of the sale of assets and the sale or issuance of certain indebtedness, and from certain insurance and condemnation proceeds. The 2010 Credit Agreement also requires that a certain percentage of excess cash flow from REMC, as defined in the 2010 Credit Agreement, be applied to repay outstanding principal. The percentage of REMC’s excess cash flow required to be applied as a prepayment will depend on REMC’s leverage ratio as of the relevant calculation date and the aggregate outstanding principal amount of loans under the 2010 Credit Agreement on such date. If the leverage ratio is greater than or equal to 1.00:1.00, then 100% of the excess cash flow will be required to be applied as a prepayment. Prior to giving effect to the Second Amendment as described below, if the leverage ratio is less than 1.00:1.00 and the aggregate outstanding principal amount of loans under the 2010 Credit Agreement is (a) greater than or equal to $50 million, then 100% of excess cash flow will be required to be applied as a prepayment to such loans, (b) greater than or equal to $40 million but less than $50 million, then 75% of excess cash flow will be required to be applied as a prepayment to such loans or (c) less than $40 million, then 50% of excess cash flow will be required to be applied as a prepayment to such loans.
On July 21, 2010, REMC and Rentech entered into an amendment to credit agreement, waiver and collateral agent consent to the 2010 Credit Agreement (the “First Amendment”). The First Amendment, among other things, modified the excess cash flow calculation, the prepayment premium schedule, the interest coverage financial covenant and the maximum leverage financial covenant; waived the EBITDA (as defined in the 2010 Credit Agreement) and maximum principal requirements in connection with the First Incremental Loan (as described below); and increased the maximum aggregate incremental term loan amount to $35 million. The First Amendment also included an early prepayment by REMC of $15 million of principal of the Initial Term Loans outstanding under the 2010 Credit Agreement made from cash at REMC that had been held for such purpose. The $15 million prepayment will be deducted from the mandatory excess cash flow prepayment for fiscal year 2010, if any, pursuant to the terms of the 2010 Credit Agreement.

RENTECH, INC.
Notes to Consolidated Financial Statements (Continued)
Simultaneously upon entering into the First Amendment, REMC and Rentech entered into an incremental loan assumption agreement to borrow an additional $20 million (the “First Incremental Loan”), with proceeds of approximately $18.5 million transferred to Rentech in the form of an intercompany loan. The First Incremental Loan was issued with original issue discount of 6%, and is subject to annual amortization, payable quarterly, of 1.87% of the original principal amount for the remainder of calendar year 2010, 7.5% of the original principal amount for calendar year 2011, 15.0% of the original principal amount for calendar years 2012 and 2013, and the remainder payable in the last six months prior to maturity. The other terms of the First Incremental Loan, including without limitation, the maturity date, interest rate and collateral security, are the same as the Initial Term Loans.
The obligations under the 2010 Credit Agreement are collateralized by substantially all of our assets and the assets of most of our subsidiaries, including a pledge of the equity interests in most of our subsidiaries. In addition, REMC granted Credit Suisse a mortgage on its real property to collateralize its obligations under the 2010 Credit Agreement and related loan documents. The Initial Term Loans and the First Incremental Loan are both guaranteed by the Company and certain of its subsidiaries and contain restrictions on the amount of cash that can be transferred from REMC to the Company or its non-REMC subsidiaries after the initial transfer to the Company on the closing date of the 2010 Credit Agreement or the permitted transfer under the First Amendment. The 2010 Credit Agreement includes restrictive covenants that limit our ability to make investments, dispose of assets, pay cash dividends or repurchase stock. Prior to entry into the Second Amendment, the 2010 Credit Agreement prohibited distributions of cash from REMC to Rentech until the loan balance was reduced to $50 million and certain leverage tests are met. The Second Amendment increased the threshold for potential distributions from $50 million to $65 million. REMC’s total assets and net assets as of September 30, 2010 were $108,220,000 and $25,988,000, respectively. For additional information on the Second Amendment refer to Note 22 — Subsequent Events.
As of September 30, 2010, we were in compliance with all covenants under the 2010 Credit Agreement, as amended by the First Amendment.
Long-term debt consists of the following:

	As of September 30,
	2010	2009
	(in thousands)
Face value of term loan under the credit agreements	$63,291	$37,112
Less unamortized discount	(2,416)	(696)

Book value of term loan under the credit agreements	60,875	36,416
Less current portion	(12,835)	(36,416)

Term loan, long term portion	$48,040	$—

Mortgage dated February 8, 1999; monthly principal and interest payments of $7 with interest at 6.5%; unpaid principal and accrued interest due March 1, 2029; collateralized by land and building	$—	$931
Less current portion	—	(24)

Mortgage debt, long term portion	$—	$907

Total debt	$60,875	$37,347
Less current portion	(12,835)	(36,440)

Total debt, long term portion	$48,040	$907

The mortgage was paid off in April 2010 when the property was sold.
Future maturities of term loans under the 2010 Credit Agreement, as amended by the First Amendment, are as follows (in thousands):

For the Years Ending September 30,
2011	$14,268
2012	34,391
2013	12,375
2014	2,257
2015	—
Thereafter	—

$63,291
Less unamortized discount	(2,416)

$60,875

RENTECH, INC.
Notes to Consolidated Financial Statements (Continued)
Note 11 — Convertible Debt
During November 2004, we issued two non-collateralized promissory notes to an existing stockholder totaling $1,000,000. In connection with the promissory notes, we issued stock purchase warrants for the purchase of 877,000 shares of common stock and entered into Registration Rights Agreements providing for the registration of the shares of common stock underlying the warrants. In February 2005, Rentech issued additional warrants to the investor on the same terms as the original warrants for the purchase of 219,000 additional shares of common stock at $1.14 per share, and has allowed for the conversion of the unpaid balances of the notes into common stock. The promissory notes matured November 18, 2005, and bore interest at 8.5% with principal and interest payable upon maturity. The warrants had an exercise price of $1.14 per share of common stock, and were exercisable until November 18, 2007. In October 2005, the two promissory notes were converted into 493,000 shares of our common stock at a conversion price of $2.18 per share. In November 2007, the warrants were fully exercised.
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
During April 2006, the Company closed its concurrent public offerings (the “Offerings”) of 18,400,000 shares of common stock at a price per share of $3.40 and $57,500,000 principal amount of its 4.00% Convertible Senior Notes Due in 2013 (the “Notes”). In connection with the closings, the Company, and Wells Fargo Bank, National Association, as the Trustee, entered into an Indenture dated April 18, 2006 (the “Indenture”). Certain subsidiaries of the Company are also parties to the Indenture, although none of the subsidiary guarantors has any obligation under the Notes. The Notes bear interest at the rate of 4.00% per year on the principal amount of the Notes, payable in cash semi-annually in arrears on April 15 and October 15 of each year, beginning October 15, 2006. The Notes are the Company’s general unsubordinated unsecured obligations, ranking equally in right of payment to all of the Company’s existing and future unsubordinated unsecured indebtedness, and senior in right of payment to any of the Company’s future indebtedness that is expressly subordinated to the Notes. The Notes are junior in right of payment to all of the Company’s existing and future collateralized indebtedness to the extent of the value of the collateral for such obligations and structurally subordinated in right of payment to all existing and future obligations of the Company’s subsidiaries, including trade credit. The Notes are not guaranteed by any of the Company’s subsidiaries.
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

RENTECH, INC.
Notes to Consolidated Financial Statements (Continued)
In April 2006, the Company issued $57,500,000 in aggregate principal amount of 4.00% Convertible Senior Notes due 2013 with net proceeds to the Company of $53,700,000 after deducting $3,800,000 of underwriting discounts, commissions, fees and other expenses. The Company recognized these deductions as prepaid debt issuance costs which is a component of other assets and deposits on the consolidated balance sheets. The Company follows accounting guidance which specifies that issuers of convertible debt instruments which can be settled in cash shall separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The estimated effective interest rate on our 4.00% Convertible Senior Notes was 18.00% as of the time of issuance, which resulted in the recognition of a $30,495,000 discount to the debt portion of these notes with an amount equal to that discount recorded in additional paid-in capital at the time of issuance. Such discount is amortized as interest expense (non-cash) over the remaining life of the 4.00% Convertible Senior Notes. Convertible debt components are as follows:

	As of September 30,
	2010	2009
	(in thousands)
Convertible senior notes	$57,500	$57,500
Less unamortized discount	(15,337)	(19,783)

Long-term convertible debt to stockholders	$42,163	$37,717

Prepaid debt issuance costs on convertible senior notes	$639	$890
Long-term convertible debt, including automatic conversions to common stock and required cash payments, matures in 2013. The required cash interest payments on convertible notes for the year ending September 30, 2011 based on current interest rates will be $2,300,000. Upon achievement of the conversion criteria, the notes may be converted into 14,332,002 shares of common stock.
Based on the market prices, the estimated fair value of the 4.00% Convertible Senior Notes was approximately $42.0 million as of September 30, 2010.
Note 12 — Advance for Equity Investment
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
Through September 30, 2007, the net proceeds from PVF under this agreement were $8,799,000 which was recorded as an advance for equity investment on the Consolidated Balance Sheets. In the first fiscal quarter of 2008, a partial reimbursement to PVF of $907,000 occurred bringing the net total received to $7,892,000. Though the Company’s Board of Directors decided to suspend development of the conversion of the East Dubuque Plant, neither the Company nor PVF have terminated the Equity Option Agreement as of September 30, 2010, and as such, the liability for the advance for equity investment remains. The non-interest bearing advance is a liability, but not considered debt. Therefore, the Company did not impute interest on the advance.

RENTECH, INC.
Notes to Consolidated Financial Statements (Continued)
Note 13 — Commitments and Contingencies
Natural Gas Agreements
Our policy and our practice is to enter into fixed-price purchase contracts for natural gas to minimize monthly and seasonal gas price volatility and in conjunction with contracted product sales in order to substantially fix gross margin on those product sales contracts. We have entered into multiple natural gas supply contracts, including both fixed- and indexed-price contracts, for various delivery dates through March 31, 2011. Commitments for natural gas purchases consist of the following:

	As of September 30,
	2010	2009
	(in thousands)
MMBTU’s under fixed-price contracts	3,465	1,398
MMBTU’s under index-price contracts	403	—

Total MMBTU’s under contracts	3,868	1,398

Commitments to purchase natural gas	$15,294	$6,615
Weighted average rate per MMBTU based on the fixed rates and the indexes applicable to each contract	$3.95	$4.73
Subsequent to September 30, 2010, we entered into multiple natural gas supply contracts for various delivery dates through December 31, 2010. The total MMBTU’s associated with these additional contracts was 730,000 and the total amount of the purchase commitments was approximately $3,008,000 resulting in a weighted average rate per MMBTU of approximately $4.12. We are required to make additional prepayments under these purchase contracts in the event that market prices fall below the purchase prices in the contracts.
Operating Leases
In April 2006, we entered into a lease agreement and lease amendment for a lease of office space located in Los Angeles, California that serves as our administrative offices. The term of the lease agreement was forty-nine months with a scheduled termination of June 2010. In January 2010, the Company entered into a second amendment to the lease which extended the lease term sixty months to June 2015 and increased the total square footage leased by the Company. The Company pays an annual basic rent of approximately $660,000 subject to annual increases of three and one-half percent (3.5%) on a cumulative and compounded basis. Additional terms included abatement of additional rent for the initial thirteen months of the new lease term, an increase in the security deposit to approximately $63,000, the obligation of the Company to carry and maintain certain insurance coverage and the obligation of the Company to its proportional share of the increase in certain real estate taxes and operating costs for the building each year.
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
The Company also has various operating leases of real and personal property which expire through October 2014. Total lease expense for the years ended September 30, 2010, 2009, and 2008 was $1,815,000, $1,518,000 and $1,301,000, respectively.
Future minimum lease payments as of September 30, 2010 are as follows (in thousands):

For the Years Ending September 30,
2011	$1,108
2012	971
2013	993
2014	1,006
2015	600
Thereafter	—

$4,678

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

RENTECH, INC.
Notes to Consolidated Financial Statements (Continued)
In October 2009, the United States Environmental Protection Agency (the “EPA”) Region 5 issued a Notice and Finding of Violation pursuant to the Clean Air Act (“CAA”) related to the #1 nitric acid plant at the East Dubuque Plant. The notice alleges violations of the CAA’s New Source Performance Standard for nitric acid plants, Prevention of Significant Deterioration requirements and Title V Permit Program requirements. The notice appears to be part of the EPA’s Clean Air Act National Enforcement Priority for New Source Review/Prevention of Significant Deterioration related to nitric acid plants, which seeks to reduce emissions from nitric acid plants through proceedings that result in the installation of new pollution control technology. The Company continues to engage in dialogue with the EPA regarding the Company’s defenses to the alleged violations and has had meetings and conversations with the EPA to discuss technical issues associated with the installation, and the associated monitoring and emissions limits, of any new pollution control technology to resolve the EPA’s alleged violations. The EPA has informed the Company that it has referred this matter to the United States Department of Justice. The Company cannot at this time estimate the cost to resolve this matter, but it does not believe that the matter will have a material adverse effect on the Company.
Between December 29, 2009 and January 6, 2010, three purported class action shareholder lawsuits were filed against the Company and certain of its current and former directors and officers in the United States District Court for the Central District of California (“C.D. Cal.”) alleging that the Company and the named current and former directors and officers made false or misleading statements regarding the Company’s financial performance in connection with its financial statements for fiscal year 2008 and the first three quarters of fiscal year 2009. Plaintiffs in the actions purport to bring claims on behalf of all persons who purchased Rentech securities between May 9, 2008 and December 14, 2009 and seek unspecified damages, interest, and attorneys’ fees and costs. The cases were consolidated as Michael Silbergleid v. Rentech, Inc., et al. (In re Rentech Securities Litigation), Lead Case No. 2:09-cv-09495-GHK-PJW (C.D. Cal.) (the “Securities Action”), and a lead plaintiff was appointed on April 5, 2010. The lead plaintiff filed a consolidated complaint on May 20, 2010, and the Company filed a motion to dismiss the action on October 15, 2010. The matters are currently stayed to allow the parties to discuss settlement. At this time, the Company does not believe that these matters will have a material adverse effect on the Company.
Between January 22, 2010 and February 10, 2010, five shareholder derivative lawsuits were filed against certain of the Company’s current and former officers and directors in the United States District Court for the Central District of California and the Superior Court of the State of California for the County of Los Angeles (“LASC”). The initial complaints allege that the named current and former directors and officers caused the Company to make false or misleading statements regarding the Company’s financial performance in connection with its financial statements for fiscal year 2008 and the first three quarters of fiscal year 2009. The plaintiffs, who purport to assert claims on behalf of the Company, seek various equitable and/or injunctive relief, unspecified restitution to the Company, interest, and attorneys’ fees and costs. The cases before the United States District Court are consolidated as John Cobb v. D. Hunt Ramsbottom, et al. (In re Rentech Derivative Litigation), Lead Case No. 2:10-cv-0485-GHK-PJW (C.D. Cal.), and the cases before the Superior Court are consolidated as Andrew L. Tarr v. Dennis L. Yakobson, et al., LASC Master File No. BC430553. The matters have been stayed pending resolution of motions to dismiss the Securities Action. At this time, the Company does not believe that these matters will have a material adverse effect on the Company.
Note 14 — Stockholders’ Equity
Common Stock
During February 2008, the Company sold 400,000 shares of restricted common stock to an individual professional services provider for cash of $2,000 and notes receivable of $606,000. The stock was subject to transfer restrictions and repurchase by the Company at the original issuance price if specified performance milestones were not accomplished by December 31, 2008. The Company accounted for the transaction under guidance which required that certain components of the transaction be recorded at different points in time over the life of the transaction. During the 2008 fiscal year, the Company recognized $380,000 as marketing expense with a corresponding accrued liability under Restricted Stock Awards. The notes receivable were recorded as a contra-equity since the notes are non-recourse, other than with respect to the shares. During the first quarter of fiscal 2009, the service provider informed the Company that the specified performance milestones would not be achieved. In December 2008, the Company repurchased all 400,000 shares for the price at which the shares had been sold. The repurchase resulted in the reversal of $380,000 of previously recognized marketing expense, a corresponding reversal of the accrued liability under Restricted Stock Awards, the reversal of the contra-equity notes receivable and the reversal of associated common stock and additional paid-in capital.

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
On May 18, 2009, the shareholders of the Company approved the 2009 Incentive Award Plan (the “2009 Plan”). The 2009 Plan provides for the grant to eligible individuals of stock options and other equity based awards. Up to 9,500,000 shares of common stock have been reserved for issuance under the 2009 Plan. As of September 30, 2010, there were restricted stock and stock option grants totaling approximately 6,646,000 shares issued under the 2009 Plan.
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
In February 2010, the Company entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”), which permits the Company to sell up to $50 million aggregate gross sales price of common stock over a period of six months. Sales of shares may be made by means of ordinary brokers’ transactions on the NYSE Amex at market prices or as otherwise agreed by the Company and its sales agent. The sales agent will receive a commission of 1.5% based on the gross sales price per share. On a daily basis, the Company may sell a number of shares of its common stock up to twenty-five percent of the average daily trading volume of the Company’s common stock for the thirty trading days preceding the date of the sale. The net proceeds from any sales under the Equity Distribution Agreement are expected to be used for general corporate purposes. For the period from March 1, 2010 through September 30, 2010, the Company sold a total of approximately 6,172,000 shares of common stock at an average price of approximately $1.03 per share which resulted in aggregate net proceeds of approximately $6.2 million after sales commissions of approximately $95,000. In August 2010, the Equity Distribution Agreement was extended for an additional six month period, which will end February 2, 2011. Pursuant to the Equity Distribution Agreement, as amended, we may sell up to approximately $43.7 million of remaining aggregate gross sales price of common stock until February 2, 2011.
On April 1, 2010, the Securities and Exchange Commission declared effective a shelf registration statement filed by the Company, which permits it to issue up to $99,297,330 of common stock, preferred stock, debt securities and other securities from time to time. As of September 30, 2010, approximately $94.3 million aggregate offering price of securities was available to be sold under the shelf registration statement. This report shall not constitute an offer to sell or the solicitation of an offer to buy, nor shall there be any sale of securities in any jurisdiction in which such offer, solicitation or sale would be unlawful under the securities laws of such jurisdiction.
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

RENTECH, INC.
Notes to Consolidated Financial Statements (Continued)
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
During 2009 and 2008, the Company issued a total of approximately 2,627,000 performance shares and restricted stock units composed of the following:

Type of Award	Number of Awards
Time-vested awards	1,303,000
Absolute share price target awards	512,000
Total shareholder return awards	512,000
Management stock purchase plan awards	150,000
Company matching of management stock purchase plan awards	150,000

Total	2,627,000

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

RENTECH, INC.
Notes to Consolidated Financial Statements (Continued)
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
Pursuant to the Company’s management stock purchase plan, up to twenty-five percent (25%) of the cash bonus awards for the named executive officers in fiscal 2008 was allocated to purchase vested restricted stock units, but the restricted stock units and the Company matching restricted stock units were not granted until November 2009. The cash bonus amounts allocated to purchase the restricted stock units were reported as compensation for fiscal 2008. The number of restricted stock units awarded was equal to the number that would have been awarded had the grants been made on schedule in the spring of 2009, plus a matching contribution by the Company of eighty percent (80%) of the amounts purchased with the amounts allocated from the cash bonuses. The Company matching restricted stock units vest November 3, 2012, subject to the recipient’s continued employment with the Company. In fiscal year 2009, ten percent (10%) of the cash bonus awards for the named executive officers was allocated to purchase vested restricted stock units in December 2009 pursuant to the management stock purchase plan. The Company matched these awards with an equal number of restricted stock units that vest December 10, 2012, subject to the recipient’s continued employment with the Company.
During 2010, the Company issued a total of approximately 6,795,000 performance shares and restricted stock units composed of the following:

Type of Award	Number of Awards
Performance awards	3,650,000
Time-vested awards	2,155,000
Management stock purchase plan awards	534,000
Company matching of management stock purchase plan awards	456,000

Total	6,795,000

Note 15 — Accounting for Stock Based Compensation
The accounting guidance requires all share-based payments, including grants of stock options, to be recognized in the statement of operations, based on their fair values. Stock based compensation expense for all fiscal periods subsequent to September 30, 2005 includes compensation expense for all stock based compensation awards granted subsequent to September 30, 2005 based on estimated grant-date fair value. Stock options granted by the Company prior to those granted on July 14, 2006 were typically fully-vested at the time of grant and all outstanding and unexercised options were fully vested as of October 1, 2005. Stock options granted subsequent to July 14, 2006 generally vest over three years. As a result, compensation expense recorded during the period includes amortization related to grants during the period as well as prior grants. Most grants have graded vesting provisions where an equal number of shares vest on each anniversary of the grant date. The Company allocates the total compensation cost on a straight-line attribution method over the requisite service period. Most grants vest upon the fulfillment of service conditions and have no performance or market-based vesting conditions. Certain grants of warrants and restricted stock units include share price driven vesting provisions. Stock based compensation expense that the Company records is included in selling, general and administrative expense. There was no tax benefit from recording this non-cash expense as such benefits will be recorded upon utilization of the Company’s net operating losses.
During fiscal 2010, 2009 and 2008, charges associated with all equity-based grants were recorded as follows:

	For the Years Ended September 30,
	2010	2009	2008
	(in thousands)
Compensation expense	$4,224	$2,472	$4,495
Board compensation expense	587	394	307
Consulting expense	284	89	938

Total expense	$5,095	$2,955	$5,740

Compensation expense	$4,811	$2,866	$4,802
Reduction to both basic and diluted earnings per share from compensation expense	$0.02	$0.02	$0.03

RENTECH, INC.
Notes to Consolidated Financial Statements (Continued)
The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options and warrants. The assumptions utilized to determine the fair value of options and warrants are indicated in the following table:

	For the Years Ended September 30,
	2010	2009	2008
Risk-free interest rate	2.12% – 3.33%	0.69% – 3.42%	1.77% – 3.54%
Expected volatility	96.0% – 100.0%	72.0% – 73.0%	53.0% – 68.0%
Expected life (in years)	6.00 – 8.00	1.50 – 8.00	1.00 – 8.00
Dividend yield	0.0%	0.0%	0.0%
Forfeiture rate	0.0% – 18.0%	0.0% – 15.0%	0.0% – 20.0%
The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of our stock options. The Company used the price on the last day of the month over the last 54 months to calculate stock price volatility. The Company estimated the expected life of stock options based upon the vesting schedule and the term of the option grant. Since September 30, 2005, we have used the simplified method for estimating the term of the share grants where the expected term was calculated as one-half of the sum of the vesting term and the original contractual term. In accordance with the accounting guidance, the simplified method for calculation of the terms for share grants after December 31, 2007 is not expected to be used. For grants made after December 31, 2007 we changed the methodology and the estimated expected term of the grant to be based on our historical exercise experience. Beginning in fiscal 2008, the Company included a forfeiture component in the pricing model on certain grants to employees, however, through fiscal 2007, stock option forfeitures were minimal and a forfeiture component was not included in the pricing model.
The number of shares reserved, outstanding and available for issuance are as follows:

	Shares	Shares		Shares Available
	Reserved	Outstanding		for Issuance
	As of	As of		As of
	September 30,	September 30,		September 30,
Name of Plan	2010	2010	2009	2010	2009
	(in thousands)
1996 Stock Option Plan	500	—	15	—	—
2001 Stock Option Plan	500	—	—	—	2
2005 Stock Option Plan	1,000	—	126	195	69
2006 Incentive Award Plan:
Stock options	8,000	1,891	1,911	930	2,385
Restricted stock units	—	2,802	1,625	—	—
2009 Incentive Award Plan:
Stock options	9,500	516	190	3,582	8,916
Restricted stock units	—	4,431	—	—	—

	19,500	9,640	3,867	4,707	11,372
Restricted stock units not from a plan	749	327	436	—	—
Options authorized by the Board of Directors, for specific agreements	160	—	250	—	—
Options authorized by the Board of Directors, not from a plan	6,218	—	—	—	—

	26,627	9,967	4,553	4,707	11,372

Stock Options
The Company has multiple stock option plans under which options have been granted to employees, including officers and directors of the Company, to purchase at a price not less than the fair market value of the Company’s common stock at the date the options were granted. Each of these plans allow the issuance of incentive stock options, within the meaning of the Internal Revenue Code, and other options pursuant to the plan that constitute non-statutory options. Options under the Company’s stock option plans for the years 1996 through 2005 generally expire five years from the date of grant or at an alternative date as determined by the committee of the Board of Directors of the Company that administers the plan. Options under the Company’s 2006 Incentive Award Plan and the 2009 Plan generally expire between three and ten years from the date of grant or at an alternative date as determined by the committee of the Board of Directors of the Company that administers the plan. Options under the Company’s stock option plan for the years 1994 through 2005 are generally exercisable on the grant date. Options under the Company’s 2006 Incentive Award Plan and the 2009 Plan are generally exercisable on the grant date or a vesting schedule between one and three years from the grant date as determined by the committee of the Board of Directors of the Company that administers the plans.

RENTECH, INC.
Notes to Consolidated Financial Statements (Continued)
During fiscal 2010, 2009 and 2008, charges associated with stock option grants were recorded as follows:

	For the Years Ended September 30,
	2010	2009	2008
	(in thousands)
Compensation expense	$92	$559	$842
Board compensation expense	237	47	89
Consulting expense	51	72	124

Total expense	$380	$678	$1,055

Compensation expense	$329	$606	$931
Reduction to both basic and diluted earnings per share from compensation expense	$—	$—	$0.01
Option transactions during the years ended September 30, 2010, 2009 and 2008 are summarized as follows:

		Weighted
		Average	Aggregate
	Number of	Exercise	Intrinsic
	Shares	Price	Value
Outstanding at September 30, 2007	3,866,000	$2.91
Granted	395,000	1.48
Exercised	(235,000)	1.20
Canceled / Expired	(300,000)	3.49

Outstanding at September 30, 2008	3,726,000	2.82
Granted	270,000	1.01
Exercised	(95,000)	1.40
Canceled / Expired	(1,408,000)	2.40

Outstanding at September 30, 2009	2,493,000	2.91
Granted	336,000	1.21
Exercised	(15,000)	1.06
Canceled / Expired	(407,000)	1.65

Outstanding at September 30, 2010	2,407,000	$2.90	$59,000

Options exercisable at September 30, 2010	2,041,000	$3.20	$54,000
Options exercisable at September 30, 2009	2,048,000	$3.22
Options exercisable at September 30, 2008	2,974,000	$2.85

Weighted average fair value of options granted during fiscal 2010		$0.94
Weighted average fair value of options granted during fiscal 2009		$0.71
Weighted average fair value of options granted during fiscal 2008		$0.83
The aggregate intrinsic value was calculated based on the difference between the Company’s stock price on September 30, 2010 and the exercise price of the outstanding shares, multiplied by the number of outstanding shares as of September 30, 2010. The total intrinsic value of options exercised during the years ended September 30, 2010, 2009 and 2008 was $5,000, $44,000 and $138,000, respectively.
As of September 30, 2010, there was $178,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements from previously granted stock options. This cost is expected to be recognized over a weighted-average period of 0.9 years.

RENTECH, INC.
Notes to Consolidated Financial Statements (Continued)
The following information summarizes stock options outstanding and exercisable at September 30, 2010:

	Outstanding			Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual Life	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	in Years	Price	Exercisable	Price
$0.60–$0.95	175,000	6.06	$0.66	153,000	$0.64
$1.03–$1.07	75,000	7.07	1.06	—	—
$1.20–$1.76	652,000	6.46	1.41	383,000	1.49
$2.22–$2.68	185,000	4.93	2.46	185,000	2.46
$3.35–$3.81	165,000	4.32	3.66	165,000	3.66
$4.07–$4.48	1,155,000	5.82	4.16	1,155,000	4.16

$0.60–$4.48	2,407,000	5.88	$2.90	2,041,000	$3.20

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
In April 2005, we issued warrants to purchase common stock to MAG Capital, LLC with an expiration date of April 8, 2008. As of March 31, 2008, approximately 2,880,000 of these warrants were outstanding. In April 2008, the Company’s Board of Directors approved the extension of the expiration date by two years to April 8, 2010 and increased the exercise price from $1.61 to $2.00 per share. The changes in the terms of the warrants is in consideration for strategic business opportunities and alliances provided by MAG. The changes in terms to the warrants were valued at $543,000 using the Black-Scholes option-pricing model. During fiscal 2010, the warrants expired.
In May 2005, we issued warrants to purchase common stock to Michael F. Ray, a member of the Board of Directors, with an expiration date of April 7, 2008. As of March 31, 2008, approximately 62,000 of these warrants were outstanding. In April 2008, the Company’s Board of Directors approved the extension of the expiration date by two years to April 8, 2010 and increased the exercise price to $2.00 per share. The changes in the terms of the warrants is for consideration for consulting services related to capital projects at the East Dubuque Plant. The change in terms of the options was valued at $12,000 using the Black-Scholes option-pricing model which was charged to selling, general and administrative expense in the third quarter of fiscal 2008 with a corresponding increase to additional paid-in capital. During fiscal 2010, the warrants expired.
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
During fiscal 2006, additional shares underlying the warrant to East Cliff Advisors, LLC vested. No additional vesting occurred during fiscal 2010, 2009 or 2008 and as such there was no charge to compensation expense from this warrant in these periods.

RENTECH, INC.
Notes to Consolidated Financial Statements (Continued)
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
The changes in terms to the vested warrants were evaluated using the Black-Scholes option-pricing model and additional compensation expense of $190,000 was recognized in fiscal year 2009 since the value calculated under the amendment exceeds the original warrant value.
During fiscal 2006, the Company issued a warrant to purchase 1,000,000 shares of the Company’s common stock at $2.4138 per share to DKRW — AF. The warrant is fully vested and exercisable at any time until January 11, 2014. The warrant was valued using the Black-Scholes option-pricing model and resulted in a charge to selling, general and administrative expense of $2,677,000.
During fiscal 2010, 2009 and 2008, charges associated with grants of warrants were recorded as follows:

	For the Years Ended September 30,
	2010	2009	2008
	(in thousands)
Compensation expense	$26	$190	$—
Board compensation expense	—	—	—
Consulting expense	—	—	814

Total expense	$26	$190	$814

Compensation expense	$26	$190	$—
Reduction to both basic and diluted earnings per share from compensation expense	$—	$—	$—
Warrant transactions during the years ended September 30, 2010, 2009 and 2008 are summarized as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price
Outstanding at September 30, 2007	14,552,000	$2.08
Granted	—	—
Exercised	(1,142,000)	1.16
Canceled / Expired	(2,067,000)	1.60

Outstanding at September 30, 2008	11,343,000	$2.30
Granted	6,994,000	0.83
Exercised	—	—
Canceled / Expired	(50,000)	1.14

Outstanding at September 30, 2009	18,287,000	$1.74
Granted	—	—
Exercised	(2,748,000)	0.75
Canceled / Expired	(2,943,000)	2.00

Outstanding at September 30, 2010	12,596,000	$1.89

Warrants exercisable at September 30, 2010	12,596,000	$1.89
Warrants exercisable at September 30, 2009	18,287,000	$1.74
Warrants exercisable at September 30, 2008	11,343,000	$2.30

Weighted average fair value of warrants granted during fiscal 2010		$—
Weighted average fair value of warrants granted during fiscal 2009		$0.32
Weighted average fair value of warrants granted during fiscal 2008		$—

RENTECH, INC.
Notes to Consolidated Financial Statements (Continued)
As of September 30, 2010, there was $32,000 of total unrecognized compensation cost related to share-based compensation arrangements from previously granted warrants. That cost is expected to be recognized over a weighted-average period of 1.3 years.
The following information summarizes warrants outstanding and exercisable at September 30, 2010:

	Outstanding				Exercisable
			Weighted Average	Weighted		Weighted
			Remaining	Average		Average
	Number		Contractual Life	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding		in Years	Price	Exercisable	Price
$0.57 – $0.60	1,750,000		2.85	$0.58	1,750,000	$0.58
$0.92	3,745,000		3.29	0.92	3,745,000	0.92
$1.82	2,083,000	(1)	1.25	1.82	2,083,000	1.82
$2.41	1,000,000		3.28	2.41	1,000,000	2.41
$3.28	4,018,000		1.57	3.28	4,018,000	3.28

$0.57 – $3.28	12,596,000		2.34	$1.89	12,596,000	$1.89

(1)	Composed of 2,083,000 shares underlying the warrants issued to East Cliff Advisors, LLC. The aggregate intrinsic value of these shares was $0 as of September 30, 2010.
Restricted Stock Units and Performance Share Awards
The Company issues Restricted Stock Units (“RSU’s”) which are equity-based instruments that may be settled in shares of common stock of the Company. In fiscal 2010, 2009 and 2008, the Company issued RSU’s and Performance Share Awards to certain employees as long-term incentives.
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
During fiscal 2010, 2009 and 2008, charges associated with RSU’s and Performance Share Award grants were recorded as follows:

	For the Years Ended September 30,
	2010	2009	2008
	(in thousands)
Compensation expense	$4,106	$1,724	$3,653
Board compensation expense	—	130	218
Consulting expense	—	—	—

Total expense	$4,106	$1,854	$3,871

Compensation expense	$4,106	$1,854	$3,871
Reduction to both basic and diluted earnings per share from compensation expense	$0.02	$0.01	$0.02

RENTECH, INC.
Notes to Consolidated Financial Statements (Continued)
RSU and Performance Share Award transactions during the years ended September 30, 2010, 2009 and 2008 are summarized as follows:

		Weighted
		Average	Aggregate
	Number of	Grant Date	Intrinsic
	Shares	Fair Value	Value
Outstanding at September 30, 2007	1,643,000	$4.07
Granted	2,355,000	1.61
Vested and Settled in Shares	(758,000)	3.26
Vested and Surrendered for Withholding Taxes Payable	(305,000)	4.28
Canceled / Expired	(138,000)	3.88

Outstanding at September 30, 2008	2,797,000	2.21
Granted	445,000	0.62
Vested and Settled in Shares	(707,000)	2.93
Vested and Surrendered for Withholding Taxes Payable	(235,000)	3.53
Canceled / Expired	(240,000)	1.63

Outstanding at September 30, 2009	2,060,000	1.53
Granted	6,935,000	1.28
Vested and Settled in Shares	(391,000)	1.79
Vested and Surrendered for Withholding Taxes Payable	(210,000)	1.90
Canceled / Expired	(834,000)	1.30

Outstanding at September 30, 2010	7,560,000	1.30	$7,484,000

Of the 7,560,000 RSU’s and Performance Share Awards outstanding at September 30, 2010, 2,802,000 and 4,431,000 were granted pursuant to our 2006 Incentive Award Plan and 2009 Plan, respectively. The other 327,000 RSU’s were not granted pursuant to a stock option plan but were “inducement grants.” Of the 2,060,000 RSU’s and Performance Share Awards outstanding at September 30, 2009, 1,625,000 were granted pursuant to our 2006 Incentive Award Plan. The other 435,000 RSU’s were not granted pursuant to a stock option plan but were “inducement grants.” Of the 2,797,000 RSU’s and Performance Share Awards outstanding at September 30, 2008, 2,672,000 were granted pursuant to our 2006 Incentive Award Plan. The other 125,000 RSU’s were not granted pursuant to a stock option plan but were “inducement grants.” Such grants may be made without prior shareholder approval pursuant to the rules of the NYSE Amex if the grants are made to new employees as an inducement to joining the Company, the grants are approved by the Company’s independent compensation committee of the Board of Directors and terms of the grants are promptly disclosed in a press release.
As of September 30, 2010, there was $2,867,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements from previously granted RSU’s and Performance Share Awards. That cost is expected to be recognized over a weighted-average period of 1.8 years.
The grant date fair value of RSU’s and Performance Share Awards that vested and settled in shares or were surrendered for withholding taxes payable during the years ended September 30, 2010, 2009 and 2008 was $1.1 million, $2.9 million and $3.8 million, respectively.
Stock Grants
During 2010, the Company issued a total of 516,900 shares of stock which were fully vested at date of grant. Of this amount, 291,900 shares, which were evenly distributed, were granted to the directors and 225,000 shares were granted to consultants. This resulted in stock-based compensation expense of $350,000 and $233,000 for the shares granted to the directors and consultants, respectively. During 2009, the Company issued a total of 419,000 shares of stock which were fully vested at date of grant. Of this amount, 394,000 shares, which were evenly distributed, were granted to the directors and 25,000 shares were granted to a consultant. This resulted in stock-based compensation expense of $216,000 and $17,000 for the shares granted to the directors and consultant, respectively.
Note 16 — Defined Contribution Plan
The Company has a 401(k) plan. Employees who are at least 18 years of age are eligible to participate in the plan and share in the employer matching contribution. The Company is currently matching 75% of the first 6% of the participant’s salary deferrals. All participants who have completed 1,000 hours of service and who are employed on the last day of the plan year are eligible to share in the non-matching employer contributions. Employer matching and non-matching contributions vest immediately in years in which the plan is not top heavy. During years in which the plan is top heavy, employer matching and non-matching contributions vest 100% after three years of service. The Company contributed $834,000, $789,000 and $818,000 to the plan for the years ended September 30, 2010, 2009, and 2008, respectively.

RENTECH, INC.
Notes to Consolidated Financial Statements (Continued)
Note 17 — Income Taxes
Accounting guidance requires deferred tax assets and liabilities to be recognized for temporary differences between the tax basis and financial reporting basis of assets and liabilities, computed at the expected tax rates for the periods in which the assets or liabilities will be realized, as well as for the expected tax benefit of net operating loss and tax credit carryforwards. A full valuation allowance was recorded against the deferred tax assets.
The realization of deferred income tax assets is dependent on the generation of taxable income in appropriate jurisdictions during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in determining the amount of the valuation allowance. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred income tax assets are deductible, management determines if it is more likely than not that the Company will realize the benefits of these deductible differences. As of September 30, 2010, the most significant factor considered in determining the realizability of these deferred tax assets was our profitability over the past three years. The Company needs to generate approximately $167 million in pre-tax income in the United States prior to the expiration of our net operating loss and capital loss carryforwards to fully utilize these net deferred tax assets. Management believes that at this point in time, it is more likely than not that the deferred tax assets will not be realized. The Company therefore has recorded a full valuation allowance against its deferred tax assets at September 30, 2010 and 2009.
The provision (benefit) for income taxes for the years ended September 30, 2010, 2009, and 2008 was, as follows:

	For the Years Ended September 30,
	2010	2009	2008
	(in thousands)
Current:
Federal	$—	$7	$—
State	11	54	13

Total Current	11	61	13

Deferred:
Federal	$—	$—	$—
State	—	—	—

Total Deferred	—	—	—

	11	61	13

A reconciliation of the income taxes at the federal statutory rate to the effective tax rate was as follows:

	For the Years Ended September 30,
	2010	2009	2008
	(in thousands)
Federal income tax benefit calculated at the federal statutory rate	$(14,340)	$(11)	$(20,200)
State income tax benefit net of federal benefit	(2,124)	32	(1,627)
Permanent true ups, other	(1,339)	127	2,925
Uncertain tax positions	—	(811)	3,565
Change in State Tax Rate	(133)	(4,796)	185
Research and development credit	—	—	83
Change in valuation allowance	17,947	5,520	15,082

Income tax expense
From continuing operations	$11	$61	$13
From discontinued operations	—	—	—

RENTECH, INC.
Notes to Consolidated Financial Statements (Continued)
The components of the net deferred tax liability and net deferred tax asset as of September 30, 2010 and 2009 are as follows:

	As of September 30,
	2010	2009
	(in thousands)
Current:
Accruals for financial statement purposes not allowed for income taxes	$7,561	$6,949
Basis difference in prepaid expenses	(664)	(614)
Inventory	(566)	(2,076)
Valuation allowance	(6,892)	(4,259)

Current, net	(561)	—
Long-Term:
Net operating loss and capital loss carryforwards	$65,229	$51,717
Basis difference relating to Intangibles	(2,485)	(2,673)
Basis difference in property, plant and equipment	27,238	29,121
Stock option exercises	7,339	5,860
Impairment of available for sale securities	1,179	1,177
Debt issuance costs	250	394
Debt discount	(6,004)	(7,733)
Other items	1,067	75
Valuation allowance	(93,252)	(77,938)

Long-Term, net	$561	$—

Total deferred tax assets, net	$—	$—

A portion of the valuation allowance relates to the deferred tax asset created by the stock option expense. The benefit that will be generated by the reversal of this portion of the allowance would be recorded to equity upon the release of the valuation allowance in the future. The amount of the deferred tax asset related to the stock option expense was $6,374,000 and $5,098,000 for the years ended September 30, 2010 and 2009, respectively.
As of September 30, 2010, we had the following available carryforwards to offset future taxable income:

Description	Amount		Expiration
	(in thousands)
Net Operating Losses — US Federal	$164,893		2011 – 2029
Net Operating Losses — States	$164,827	(1)	2011 – 2029
Capital Loss Carryforward	$1,742		2011
R&D Credit	$2,754		2011 – 2028

(1)	$22,164,175 of CA and $37,842,374 of IL NOL’s expire between 2011-2018 and 2018-2019 respectively.
Tax Contingencies
Accounting guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance requires that the Company recognize in its consolidated financial statements, only those tax positions that are “more-likely-than-not” of being sustained as of the adoption date, based on the technical merits of the position. The Company performed a comprehensive review of its material tax positions in accordance with accounting guidance.

RENTECH, INC.
Notes to Consolidated Financial Statements (Continued)
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	As of September 30,
	2010	2009
	(in thousands)
Reconciliation of Unrecognized Tax Liability
Balance at beginning of year	$2,754	$5,460
Additions based on tax positions taken during a prior period	—	—
Additions based on tax positions related to the current period	—	397
Reductions based on tax positions related to prior years	—	(3,103)
Settlements with taxing authorities	—	—
Lapse of statutes of limitations	—	—

Balance at end of year	$2,754	$2,754

If the $2,754 of unrecognized tax benefits are recognized, the entire amount will affect the effective tax rate. The Company believes that it is not reasonably possible that the unrecognized tax benefits will significantly increase or decrease within the next 12 months. The Company and its subsidiaries are subject to the following material taxing jurisdictions: U.S. federal, California, Colorado, Illinois and Texas. The tax years that remain open to examination by the U.S. federal and Illinois jurisdictions are years 2006 through 2008; the tax years that remain open to examination by the California, Colorado and Texas jurisdictions are years 2005 through 2008.
In accordance with its accounting policy, the Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. The Company has not accrued any interest and penalties related to uncertain tax positions in the balance sheet or statement of operations as a result of the Company’s net operating loss position.
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
Note 18 — Segment Information
The Company operates in two business segments as follows:
•	Nitrogen products manufacturing — The Company manufactures a variety of nitrogen fertilizer and industrial products.
•
Alternative energy — The Company develops and markets processes for conversion of low-value, carbon-bearing solids or gases into valuable hydrocarbons and electric power. This business segment also includes the consolidation of ClearFuels.

The Company’s reportable operating segments have been determined in accordance with the Company’s internal management structure, which is organized based on operating activities. The Company evaluates performance based upon several factors, of which the primary financial measure is segment-operating income.

	For the Years Ended September 30,
	2010	2009	2008
	(in thousands)
Revenues
Nitrogen products manufacturing	$130,095	$186,449	$216,615
Alternative energy	529	238	678

Total revenues	$130,624	$186,687	$217,293

Operating income (loss)
Nitrogen products manufacturing	$21,803	$56,961	$52,736
Alternative energy	(47,969)	(43,102)	(103,212)

Total operating income (loss)	$(26,166)	$13,859	$(50,476)

Depreciation and amortization
Nitrogen products manufacturing	$226	$182	$82
Alternative energy	1,721	1,296	1,102

Total depreciation and amortization recorded in operating expenses	$1,947	$1,478	$1,184
Nitrogen products manufacturing — expense recorded in cost of sales	10,104	8,280	8,361

Total depreciation and amortization	$12,051	$9,758	$9,545

RENTECH, INC.
Notes to Consolidated Financial Statements (Continued)

	For the Years Ended September 30,
	2010	2009	2008
	(in thousands)
Interest expense
Nitrogen products manufacturing	$9,482	$7,601	$2,747
Alternative energy	4,753	6,498	5,147

Total interest expense	$14,235	$14,099	$7,894

Income (loss) from continuing operations
Nitrogen products manufacturing	$10,464	$49,264	$50,958
Alternative energy	(52,735)	(49,357)	(110,383)

Total income (loss) from continuing operations	$(42,271)	$(93)	$(59,425)

Total assets
Nitrogen products manufacturing	$108,220	$115,030
Alternative energy	92,295	85,570

Total assets	$200,515	$200,600

Note 19 — Net Income (Loss) Per Common Share Attributable To Rentech
Basic income (loss) per common share attributable to Rentech is calculated by dividing net income (loss) attributable to Rentech by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per common share attributable to Rentech is calculated by dividing net income (loss) attributable to Rentech by the weighted average number of common shares outstanding plus the dilutive effect of unvested restricted stock, outstanding stock options and warrants, and convertible debt using the “treasury stock” method.
For the year ended September 30, 2010, 2009 and 2008, 36.9 million, 37.2 million and 32.2 million shares, respectively, of the Company’s common stock issuable pursuant to stock options, stock warrants, restricted stock, and convertible debt were excluded from the calculation of diluted income (loss) per share because their inclusion would have been anti-dilutive.
Note 20 — Selected Quarterly Financial Data (Unaudited)
Selected unaudited condensed consolidated financial information is presented in the tables below (in thousands, except per share data).

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
For the 2010 Fiscal Year
Revenues	$27,138	$19,182	$49,776	$34,528
Gross profit (loss)	$(1,152)	$3,010	$15,187	$8,168
Operating income (loss)	$(12,528)	$(8,724)	$2,216	$(7,130)
Loss from continuing operations	$(15,475)	$(15,996)	$(1,677)	$(9,123)
Income from discontinued operations	$4	$2	$2	$1
Net loss	$(15,471)	$(15,994)	$(1,675)	$(9,122)
Net loss attributable to noncontrolling interests	$—	$—	$—	$94
Net loss attributable to Rentech	$(15,471)	$(15,994)	$(1,675)	$(9,028)
Net loss per common share attributable to Rentech:
Basic:
Continuing operations	$(0.07)	$(0.07)	$(0.01)	$(0.04)
Discontinued operations	$0.00	$0.00	$0.00	$0.00

Net loss	$(0.07)	$(0.07)	$(0.01)	$(0.04)

Diluted:
Continuing operations	$(0.07)	$(0.07)	$(0.01)	$(0.04)
Discontinued operations	$0.00	$0.00	$0.00	$0.00

Net loss	$(0.07)	$(0.07)	$(0.01)	$(0.04)

RENTECH, INC.
Notes to Consolidated Financial Statements (Continued)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
For the 2009 Fiscal Year
Revenues	$50,768	$16,789	$93,333	$25,797
Gross profit (loss)	$13,722	$(11,135)	$50,748	$7,461
Operating income (loss)	$1,962	$(22,077)	$37,207	$(3,233)
Income (loss) from continuing operations	$(967)	$(25,450)	$33,548	$(7,224)
Income from discontinued operations	$11	$53	$2	$6
Net income (loss)	$(956)	$(25,397)	$33,550	$(7,218)
Net loss attributable to noncontrolling interests	$—	$—	$—	$—
Net income (loss) attributable to Rentech	$(956)	$(25,397)	$33,550	$(7,218)
Net income (loss) per common share attributable to Rentech:
Basic:
Continuing operations	$(0.01)	$(0.15)	$0.20	$(0.04)
Discontinued operations	$0.00	$0.00	$0.00	$0.00

Net income (loss)	$(0.01)	$(0.15)	$0.20	$(0.04)

Diluted:
Continuing operations	$(0.01)	$(0.15)	$0.20	$(0.04)
Discontinued operations	$0.00	$0.00	$0.00	$0.00

Net income (loss)	$(0.01)	$(0.15)	$0.20	$(0.04)

Note 21 — Related Party Transactions
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
Note 22 — Subsequent Events
On November 24, 2010 the Company and REMC entered into a Second Amendment to Credit Agreement, Waiver and Collateral Agent Consent (the “Second Amendment”), among REMC, the Company, certain subsidiaries of the Company, certain lenders party thereto and Credit Suisse, as administrative agent and collateral agent. The Second Amendment further amends and waives certain provisions of the 2010 Credit Agreement and the First Amendment.
The Second Amendment, among other things, (1) permits a special distribution by REMC to the Company in 2011 subject to compliance with and satisfaction of certain conditions; (2) modified the definition of “Required Lenders”, the requirement regarding prepayment of excess cash flow, the prepayment premium schedule, the interest coverage financial covenant, the maximum leverage financial covenant and certain other covenants such as indebtedness, liens, restricted payments and capital expenditures; (3) waived the EBITDA and maximum principal requirements in connection with the Second Incremental Loan (as described below); and (4) increased the maximum aggregate uncommitted incremental term loan amount to $40 million under which REMC may request future borrowing subject to the satisfaction of certain conditions. In connection with the Second Amendment, REMC prepaid $20 million of outstanding principal under the 2010 Credit Agreement as amended by the First Amendment from cash on hand that REMC had reserved for such purpose. The $20 million prepayment will be deducted from the mandatory excess cash flow prepayment requirement (as defined in the 2010 Credit Agreement, as amended) for fiscal year 2010, and if such amount exceeds the prepayment requirement for fiscal year 2010, then any excess (up to $11 million) will be credited against the prepayment requirement for fiscal year 2011, pursuant to the terms of the 2010 Credit Agreement as amended.

RENTECH, INC.
Notes to Consolidated Financial Statements (Continued)
Concurrently with entering into the Second Amendment, REMC and Rentech entered into a second incremental loan assumption agreement (the “Second Incremental Loan Agreement”) to borrow an additional $52 million incremental term loan (the “Second Incremental Loan”). Net proceeds of approximately $50.85 million from the Second Incremental Loan were dividended to Rentech. The Second Incremental Loan was issued with original issue discount of 2%, and is subject to annual amortization, payable quarterly, of 1.875% of the original principal amount for the remainder of calendar year 2010, 7.5% of the original principal amount for calendar year 2011, 15.0% of the original principal amount for calendar years 2012 and 2013, and the remainder payable in the last six months prior to the maturity date of July 29, 2014. The other terms of the Second Incremental Loan, including without limitation, the maturity date, interest rate and collateral security, are the same as those of the Initial Term Loan. After giving effect to the making of the $20 million prepayment and the borrowing of the Second Incremental Loan, the total principal amount of outstanding term loans to REMC under the 2010 Credit Agreement as amended is approximately $95.3 million.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION (PARENT ENTITY ONLY)1
RENTECH, INC.
Balance Sheets
(Amounts in thousands, except per share data)

	As of September 30,
	2010	2009

ASSETS
Current assets
Cash and cash equivalents	$19,213	$32,456
Restricted cash, short-term	100	150
Accounts receivable, net of allowance for doubtful accounts of $100 and $0 at September 30, 2010 and 2009, respectively	8	1,040
Prepaid expenses and other current assets	3,193	1,849
Other receivables, net	357	5

Total current assets	22,871	35,500

Property, plant and equipment, net	7,043	8,936

Construction in progress	38,624	21,156

Other assets
Equity investment in subsidiaries	25,989	50,567
Other assets and deposits	16,537	14,131
Goodwill	6,660	—
Deferred income taxes	561	—
Available for sale securities, non-current	—	6,000

Total other assets	49,747	70,698

Total assets	$118,285	$136,290

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,000	$1,977
Accrued payroll and benefits	4,502	4,565
Accrued liabilities	10,603	7,914
Capital lease obligation	322	—
Line of credit on available for sale securities	—	4,532
Accrued interest	2,702	2,493
Deferred income taxes	561	—
Current portion of long-term debt and term loan	—	24

Total current liabilities	22,690	21,505

Long-term liabilities
Long-term debt, net of current portion	—	907
Long-term convertible debt to stockholders	42,163	37,717
Advance for equity investment	7,892	7,892
Other long-term liabilities	187	33

Total long-term liabilities	50,242	46,549

Total liabilities	72,932	68,054

Commitments and contingencies
Stockholders’ equity
Preferred stock — $10 par value; 1,000 shares authorized; 90 series A convertible preferred shares authorized and issued; no shares outstanding and $0 liquidation preference	—	—
Series C participating cumulative preferred stock — $10 par value; 500 shares authorized; no shares issued and outstanding	—	—
Common stock — $.01 par value; 450,000 and 350,000 shares authorized at September 30, 2010 and 2009, respectively; 221,731 and 212,696 shares issued and outstanding at September 30, 2010 and 2009, respectively	2,217	2,127
Additional paid-in capital	332,696	320,934
Accumulated deficit	(296,993)	(254,825)

Total Rentech stockholders’ equity	37,920	68,236
Noncontrolling interests	7,433	—

Total equity	45,353	68,236

Total liabilities and stockholders’ equity	$118,285	$136,290

[1]	Includes Rentech, Inc., its wholly owned subsidiaries other than REMC and a variable interest entity.

RENTECH, INC.
Statements of Operations
(Amounts in thousands, except per share data)

	For the Years Ended September 30,
	2010	2009	2008

Revenues
Service revenues	$529	$238	$678
Equity in undistributed net income of subsidiaries	10,464	49,264	50,958

Total revenues	10,993	49,502	51,636

Cost of sales
Service revenues	692	3	109

Total cost of sales	692	3	109

Gross profit	10,301	49,499	51,527

Operating expenses
Selling, general and administrative expense	25,114	20,729	30,189
Depreciation and amortization	1,721	1,296	1,102
Research and development	19,641	21,381	64,477
Other project costs	1,095	—	—
Loss on impairment	—	—	9,482
(Gain) loss on disposal of property, plant and equipment	235	(70)	5
Recovery of payment to vendor	—	—	(1,473)

Total operating expenses	47,806	43,336	103,782

Operating income (loss)	(37,505)	6,163	(52,255)

Other income (expenses), net
Interest and dividend income	155	371	958
Interest expense	(4,753)	(6,498)	(5,147)
Loss on debt extinguishment	(320)	—	—
Loss on investments	(1,231)	—	(3,011)
Gain on equity method investment	1,909	—	—
Other income (expense), net	29	16	43

Total other income (expenses), net	(4,211)	(6,111)	(7,157)

Loss from continuing operations before income taxes and equity in net loss of investee company	(41,716)	52	(59,412)
Income tax expense	11	61	13

Loss from continuing operations before equity in net loss of investee company	(41,727)	(9)	(59,425)
Equity in net loss of investee company	544	84	—

Loss from continuing operations	(42,271)	(93)	(59,425)
Income from discontinued operations	9	72	91

Net loss	(42,262)	(21)	(59,334)
Net loss attributable to noncontrolling interests	94	—	—

Net loss attributable to Rentech	$(42,168)	$(21)	$(59,334)

RENTECH, INC.
Consolidated Statements of Cash Flows
(Amounts in thousands)

	For the Years Ended September 30,
	2010	2009	2008

Cash flows from operating activities
Net loss	$(42,262)	$(21)	$(59,334)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,721	1,296	1,102
Accretion expense	4	—	—
Impairment of assets	—	—	9,482
Recovery of payment to vendor	—	—	(1,473)
Bad debt expense	105	5	571
(Gain) loss on disposal of property, plant and equipment	235	(70)	5
Write-off of deferred lease costs	1,095	—	—
Non-cash interest expense	5,074	4,887	3,423
(Reversal of) non-cash marketing expense	—	(380)	380
Loss on debt extinguishment	320	—	—
Gain on equity method investment	(1,909)	—	—
Loss on investments	1,231	—	3,011
Stock-based compensation	5,095	2,955	5,740
Gain on sale of discontinued operations	(9)	(72)	(91)
Equity in undistributed net income of subsidiaries	(8,055)	(47,335)	(48,824)
Changes in operating assets and liabilities:
Accounts receivable	(68)	(860)	(416)
Other receivables and receivable from related party	(107)	12	(17)
Prepaid expenses and other assets	(796)	598	2,638
Accounts payable	2,059	(1,629)	(4,323)
Accrued retirement payable	—	—	(125)
Accrued interest	209	1,234	204
Accrued liabilities, accrued payroll and other	2,530	1,766	(1,239)

Net cash used in operating activities	(33,528)	(37,614)	(89,286)

Cash flows from investing activities
Return of capital contributions from subsidiaries	32,633	31,830	94,763
Purchases of available for sale securities	—	—	(513)
Proceeds from sales of available for sale securities	4,769	—	13,762
Purchase of property, plant, equipment and construction in progress	(17,583)	(5,870)	(24,048)
Proceeds from disposal of property, plant and equipment	2,139	983	5
Proceeds from variable interest entity consolidation	222	—	—
Payments for acquisition	—	(949)	—
Deposits and other assets	(4,364)	(1,303)	707
Other items	59	125	145

Net cash provided by investing activities	17,875	24,816	84,821

RENTECH, INC.
Consolidated Statements of Cash Flows — Continued
(Amounts in thousands)

	For the Years Ended September 30,
	2010	2009	2008
Cash flows from financing activities
Proceeds from line of credit on available for sale securities	—	—	4,758
Proceeds from issuance of common stock and warrants	6,236	41,378	2
Payments of offering costs	(376)	(1,583)	—
Proceeds from options and warrants exercised	1,144	133	1,611
Payments on notes payable for financed insurance premiums	(489)	(1,881)	(745)
Payments on line of credit on available for sale securities	(4,532)	(226)	—
Payments on debt and notes payable	(931)	(21)	(19)
Proceeds from bridge financing instrument for the variable interest entity	1,500	—	—
Payments on capital lease	(142)	—	—

Net cash provided by financing activities	2,410	37,800	5,607

Increase (decrease) in cash	(13,243)	25,002	1,142
Cash and cash equivalents, beginning of year	32,456	7,454	6,312

Cash and cash equivalents, end of year	$19,213	$32,456	$7,454

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance			Balance
	at Beginning	Charged to	Deductions and	at End
	of Period	Expense	Write-Offs	of Period
	(in thousands)
Year Ended September 30, 2010
Allowance for doubtful accounts	$—	$100	$—	$100
Deferred tax valuation account	$82,197	$17,947	$—	$100,144
Reserve for REN earn-out	$706	$(9)	$—	$697
Year Ended September 30, 2009
Allowance for doubtful accounts	$692	$—	$692	$—
Deferred tax valuation account	$76,677	$5,520	$—	$82,197
Reserve for REN earn-out	$779	$(73)	$—	$706
Year Ended September 30, 2008
Allowance for doubtful accounts	$126	$566	$—	$692
Deferred tax valuation account	$61,595	$15,082	$—	$76,677
Reserve for REN earn-out	$870	$(91)	$—	$779

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures. The Company has established and currently maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in its reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2010.
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
The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of its internal control over financial reporting based upon the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. In connection with management’s assessment of our internal control over financial reporting described above, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2010.

The effectiveness of the Company’s internal control over financial reporting as of September 30, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Management excluded ClearFuels from our assessment of internal control over financial reporting as of September 30, 2010 because it was consolidated as a variable interest entity due to events occurring during September 2010. The total assets and total revenues of ClearFuels, a consolidated variable interest entity, represent less than one percent and 0%, respectively, of the related consolidated financial statement amounts as of and for the year ended September 30, 2010.
Remediation Steps to Address the 2009 Material Weakness. During the year ended September 30, 2010, the Company’s management completed actions necessary to remediate the material weakness reported in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009 related to its failure to maintain effective controls over the selection and application of GAAP. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In fiscal year 2010, the Company performed the following remedial actions: (a) established and distributed enhanced policies and procedures to ensure appropriate, timely review of significant existing and new accounting policies by the members of management with the requisite level of knowledge, experience and training to appropriately apply GAAP; (b) implemented additional review processes to ensure all new and updated significant accounting policies are implemented and applied properly on a consistent basis throughout the Company and (c) implemented additional review processes to ensure all significant transactions are properly recorded. The Company completed the documentation and testing of the corrective actions described above and as of September 30, 2010, has concluded that the steps taken have remediated the material weakness related to the failure to maintain effective controls over the selection and application of GAAP previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009.
Changes in Internal Control over Financial Reporting. As described above under the heading entitled, “Remediation Steps to Address the 2009 Material Weakness”, there were changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2010 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated herein by reference to the Proxy Statement under the caption “Principal Accounting Fees and Services.”
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) and (2) Financial Statements and Schedules.
The information required by this Item is included in Part II, Item 8 of this report.
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

3.4
Articles of Amendment to Amended and Restated Articles of Incorporation of Rentech, Inc., as amended (incorporated by reference to Exhibit 3.1 to Company’s Current Report on Form 8-K filed on May 14, 2010).

3.5		Bylaws dated November 30, 2004 (incorporated by reference to Exhibit 3(ii) to Annual Report on Form 10-K for the year ended September 30, 2004 filed December 9, 2004).

4.1
Stock Purchase Warrant, dated September 17, 2004, by and between Rentech, Inc. and Mitchell Technology Investments (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed September 23, 2004).

4.2
Registration Rights Agreement, dated September 17, 2004, by and between Rentech, Inc. and Mitchell Technology Investments (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed September 23, 2004).

4.3
Warrant to Purchase 1,000,000 Shares of Common Stock by and between Rentech, Inc. and DKRW Advanced Fuels LLC, dated January 12, 2006 (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed January 19, 2006).

4.4
Indenture dated April 18, 2006, by and between Rentech, Inc. and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed April 18, 2006).

4.5		Officers’ Certificate to Indenture dated April 18, 2006 to Indenture (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed April 18, 2006).

4.6		Form of 4.00% Convertible Senior Note Due 2013 (incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K filed April 18, 2006).

4.7		Form of Warrant to purchase shares of Common Stock (incorporated by reference to exhibit 10.3 to Current Report on Form 8-K filed April 20, 2007).

4.8		Form of Warrant to purchase shares of Common Stock (incorporated by reference to exhibit 10.2 to Current Report on Form 8-K filed January 20, 2009).

4.9		Warrant Agreement, dated June 23, 2009 between Rentech, Inc. and ClearFuels Technology Inc. (incorporated by reference to exhibit 10.1 to Company’s Current Report on Form 8-K filed on June 24, 2009).

10.1	*
Amended and Restated Employment Agreement by and between Rentech, Inc. and D. Hunt Ramsbottom, Jr. dated December 31, 2008 (incorporated by reference to Exhibit 10.43 to Amendment No. 1 to Annual Report on Form 10-K/A filed January 28, 2009).

10.2	*
Amended and Restated Employment Agreement by and between Rentech, Inc. and Douglas M. Miller dated December 31, 2008 (incorporated by reference to Exhibit 10.44 to Amendment No. 1 to Annual Report on Form 10-K/A filed January 28, 2009).

10.3	*
Employment Agreement by and between Rentech, Inc. and Dan J. Cohrs, dated October 22, 2008 (incorporated by reference to Exhibit 10.21 to Annual Report on Form 10-K for year ended September 30, 2008 filed December 15, 2008).

10.4	*	Employment Agreement by and between Rentech, Inc. and Tom Samson, dated October 5, 2010.

10.5	*	Employment Agreement with Colin Morris (incorporated by reference to exhibit 10.3 to Company’s Current Report on Form 8-K filed on November 6, 2009).

10.6	*	Rentech, Inc. Compensation Plan for Non-Employee Directors.

10.7
Stock Purchase Agreement, dated June 24, 2009, between Rentech, Inc. and the Buyers party thereto (incorporated by reference to exhibit 10.1 to Company’s Current Report on Form 8-K filed on June 25, 2009).

10.8
Placement Agent Agreement, dated August 20, 2009 between Rentech, Inc. and Roth Capital Partners, LLC. (incorporated by reference to exhibit 10.1 to Company’s Current Report on Form 8-K filed on August 21, 2009).

10.9		Form of Subscription Agreement (incorporated by reference to exhibit 10.2 to Company’s Current Report on Form 8-K filed on August 21, 2009).

10.10
Placement Agent Agreement, dated September 23, 2009 between Rentech, Inc. and Brean Murray, Carret & Co., LLC. (incorporated by reference to exhibit 10.1 to Company’s Current Report on Form 8-K filed on September 23, 2009).

10.11		Form of Subscription Agreement (incorporated by reference to exhibit 10.2 to Company’s Current Report on Form 8-K filed on September 23, 2009).

10.12		Lease Agreement dated as of April 21, 2006 with Center West (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed April 21, 2006).

10.13		Rider to the Lease Agreement dated as of April 21, 2006 by and between Rentech, Inc. and Center West (incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed April 21, 2006).

10.14		Second Amendment to Lease, dated January 21, 2010, by and between Rentech, Inc. and Center West (incorporated by reference to exhibit 10.1 to Current Report on Form 8-K filed January 26, 2010).

10.15	*	Form of Stock Option Grant Notice and Stock Option Agreement under 2006 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 20, 2006).

10.16	*	2005 Stock Option Plan (incorporated by reference to Exhibit 10.34 to Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2004 filed February 9, 2005).

10.17	*	Amended and Restated Rentech, Inc. 2006 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 29, 2007).

10.18	*	First Amendment to Rentech’s Amended and Restated 2006 Incentive Award Plan (incorporated by reference to exhibit 10.1 to Company’s Current Report on Form 8-K filed on November 6, 2009).

10.19	*	Rentech, Inc. 2009 Incentive Award Plan (incorporated by reference to exhibit 10.1 to Company’s Current Report on Form 8-K filed on May 22, 2009).

10.20	*	First Amendment to Rentech’s 2009 Incentive Award Plan (incorporated by reference to exhibit 10.2 to Company’s Current Report on Form 8-K filed on November 6, 2009).

10.21	**
Development Cost Sharing and Equity Option Agreement, dated May 25, 2007 by and between Rentech, Inc. and Peabody Venture Fund, LLC (incorporated by reference to exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and filed on August 9, 2007).

10.22	*	Form of Absolute Share Price Target Performance Share Award Agreement (incorporated by reference to exhibit 10.1 to Current Report on Form 8-K filed July 23, 2008).

10.23	*	Form of Total Shareholder Return Performance Share Award Agreement (incorporated by reference to exhibit 10.2 to Current Report on Form 8-K filed July 23, 2008).

10.24	*	Form of Performance Vesting Restricted Stock Unit Agreement (incorporated by reference to exhibit 10.1 to Current Report on Form 8-K filed November 23, 2009).

10.25
Form of Distribution Agreement by and between Rentech Development Inc. and Royster-Clark Resources LLC (incorporated by reference to Exhibit 10.40 to Annual Report on Form 10-K for the year ended September 30, 2005 filed December 9, 2005).**

10.26
Amendment to the Distribution Agreement, dated October 13, 2009 among Rentech Energy Midwest Corporation, Rentech Development Corporation and Agrium U.S., Inc. (incorporated by reference to Exhibit 10.35 to Annual Report on Form 10-K for year ended September 30, 2009 filed December 14, 2009).

10.27
Credit Agreement, dated January 29, 2010, by and among Rentech Energy Midwest Corporation, as the borrower, Rentech, Inc. and Credit Suisse AG, Cayman Islands Branch, individually and as Administrative Agent and Collateral Agent (incorporated by reference to exhibit 10.1 to Current Report on Form 8-K filed February 1, 2010).

10.28
Guarantee and Collateral Agreement, dated January 29, 2010, by and among Rentech Energy Midwest Corporation, Rentech, Inc., the subsidiaries of Rentech, Inc. listed therein and Credit Suisse AG, Cayman Islands Branch, as Collateral Agent (incorporated by reference to exhibit 10.2 to Current Report on Form 8-K filed February 1, 2010).

10.29
Real Estate Mortgage, Assignment of Rents, Security Agreement and UCC Fixture Filing, dated January 29, 2010, by and among Rentech Energy Midwest Corporation, Rentech, Inc. and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent and Collateral Agent (incorporated by reference to exhibit 10.3 to Current Report on Form 8-K filed February 1, 2010).

10.30
Amendment to Credit Agreement, Waiver and Collateral Agent Consent, dated July 21, 2010, among Rentech Energy Midwest Corporation, Rentech, Inc., certain subsidiaries of Rentech, Inc., the Lenders party thereto and Credit Suisse AG, Cayman Islands Branch (incorporated by reference to exhibit 10.1 to Current Report on Form 8-K filed July 26, 2010).

10.31
Incremental Loan Assumption Agreement, dated July 21, 2010, among Rentech Energy Midwest Corporation, Rentech, Inc., certain subsidiaries of Rentech, Inc., the Incremental Lenders party thereto and Credit Suisse AG, Cayman Islands Branch (incorporated by reference to exhibit 10.2 to Current Report on Form 8-K filed July 26, 2010).

10.32
Second Amendment to Credit Agreement, Waiver and Collateral Agent Consent, dated November 24, 2010, among Rentech Energy Midwest Corporation, Rentech, Inc., certain subsidiaries of Rentech, Inc., the Lenders party thereto and Credit Suisse AG, Cayman Islands Branch (incorporated by reference to exhibit 10.1 to Current Report on Form 8-K filed November 29, 2010).

10.33
Second Incremental Loan Assumption Agreement, dated November 24, 2010, among Rentech Energy Midwest Corporation, Rentech, Inc., certain subsidiaries of Rentech, Inc., the Incremental Lenders party thereto and Credit Suisse AG, Cayman Islands Branch (incorporated by reference to exhibit 10.1 to Current Report on Form 8-K filed November 29, 2010).

10.34
Equity Distribution Agreement, dated February 2, 2010, between Rentech, Inc. and Knight Capital Markets LLC (incorporated by reference to exhibit 99.1 to Current Report on Form 8-K filed February 2, 2010).

10.35
Amendment to Equity Distribution Agreement dated August 9, 2010, between Rentech, Inc. and Knight Capital Markets LLC (incorporated by reference to exhibit 10.1 to Quarterly Report on Form 10-Q filed August 9, 2010).

10.36
Project Support Agreement, dated September 3, 2010 between Rentech, Inc. and ClearFuels Technology Inc. (incorporated by reference to exhibit 10.1 to Current Report on Form 8-K filed September 10, 2010).

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
Date: December 14, 2010
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ D. Hunt Ramsbottom
D. Hunt Ramsbottom,
Chief Executive Officer, President and Director (principal executive officer)

Date: December 14, 2010

/s/ Dan J. Cohrs
Dan J. Cohrs,
Executive Vice President and Chief Financial Officer (principal financial officer)

Date: December 14, 2010

/s/ Eileen Ney
Eileen Ney,
Vice President and Chief Accounting Officer (principal accounting officer)

Date: December 14, 2010

/s/ Dennis L. Yakobson
Dennis L. Yakobson,
Chairman and Director

Date: December 14, 2010

/s/ Michael S. Burke
Michael S. Burke,
Director

Date: December 14, 2010

/s/ Wesley K. Clark
Wesley K. Clark,
Director

Date: December 14, 2010

/s/ Michael F. Ray
Michael F. Ray,
Director
Date: December 14, 2010

/s/ Edward M. Stern
Edward M. Stern,
Director
Date: December 14, 2010

/s/ Ronald M. Sega
Ronald M. Sega,
Director
Date: December 14, 2010

/s/ Halbert S. Washburn
Halbert S. Washburn,
Director
Date: December 14, 2010

/s/ John A. Williams
John A. Williams,
Director
Date: December 14, 2010